Form 10-Q
period 2003-06-30
CAPITALSOURCE INC
filed 2003-09-19
CIK 1241199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

Commission File No. 1-31753

CapitalSource Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2206895

State of Incorporation	(I.R.S. Employer Identification No.)

4445 Willard Avenue, 12th Floor
Chevy Chase, MD	20815

(Address of Principal Executive Offices)	(Zip Code)

(800) 370-9431

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes	☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Shares Outstanding at September 18, 2003

Common Stock, par value $0.01	117,534,650

CAPITALSOURCE INC.
TABLE OF CONTENTS

		Page

Part I
Item 1.	Unaudited Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2003 and
	December 31, 2002	3
	Consolidated Statements of Income for the three and six
	months ended June 30, 2003 and 2002	4
	Consolidated Statement of Members’ Equity for the six
	months ended June 30, 2003	5
	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2003 and 2002	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	33
Part II
Item 1.	Legal Proceedings	33
Item 2.	Changes in Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on Form 8-K	33
	Signatures	34
	Certifications	36

Item 1. Financial Statements

CapitalSource Holdings LLC
Consolidated Balance Sheets
($ in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$128,787	$49,806
Restricted cash	63,057	28,873
Loans:
Loans	1,740,647	1,073,680
Less deferred fees and discounts	(51,346)	(30,316)
Less allowance for loan losses	(11,462)	(6,688)

Loans, net	1,677,839	1,036,676
Investments in equity interests	29,650	23,670
Deferred financing fees, net	17,515	11,214
Property and equipment, net	6,098	5,087
Other assets	5,364	5,279

Total assets	$1,928,310	$1,160,605

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Repurchase obligations	$90,997	$—
Commercial paper conduit credit facilities	555,202	240,501
Asset securitizations	699,658	428,585
Accounts payable and other liabilities	16,272	15,803
Due diligence deposits	1,589	2,034

Total liabilities	1,363,718	686,923
Members’ equity:
Common members’ equity (101,000,000 units authorized and 99,396,050 and 99,289,800 units outstanding, respectively)	565,416	544,918
Receivable from common members	—	(71,153)
Deferred compensation	(824)	—
Accumulated other comprehensive loss	—	(83)

Total members’ equity	564,592	473,682

Total liabilities and members’ equity	$1,928,310	$1,160,605

See accompanying notes.

CapitalSource Holdings LLC
Consolidated Statements of Income
(Unaudited)
($ in thousands, except per unit and per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net interest and fee income:
Interest	$40,944	$16,197	$74,037	$28,109
Fee income	12,836	3,217	20,132	7,955

Total interest and fee income	53,780	19,414	94,169	36,064
Interest expense	10,065	2,953	17,105	5,104

Net interest and fee income	43,715	16,461	77,064	30,960
Provision for loan losses	2,059	—	4,774	—

Net interest and fee income after provision for loan losses	41,656	16,461	72,290	30,960
Operating expenses:
Compensation and benefits	10,613	4,404	19,066	8,613
Other administrative expenses	4,417	2,477	9,123	4,539

Total operating expenses	15,030	6,881	28,189	13,152
Other income (expense):
Diligence deposits forfeited	857	360	1,994	658
Gain on equity interests	964	1,658	115	2,964
Loss on derivatives	(636)	(116)	(499)	(79)
Other income	762	—	1,154	60

Total other income	1,947	1,902	2,764	3,603

Net income	$28,573	$11,482	$46,865	$21,411

Pro forma income taxes (1)	11,143		18,277

Pro forma net income (1)	$17,430		$28,588

Net income per unit:
Basic	$0.29	$0.12	$0.48	$0.22
Diluted	$0.29	$0.12	$0.47	$0.21
Pro forma income per common share:
Basic	$0.18		$0.29
Diluted	$0.17		$0.29
Average units outstanding:
Basic (2)	98,100,029	97,639,969	98,082,562	97,622,502
Diluted (2)	99,912,866	99,593,039	99,906,492	99,637,079
Pro forma common shares outstanding:
Basic (2)	98,100,029		98,082,562
Diluted (2)	99,912,866		99,906,492

(1)	Adjusted to reflect results from our reorganization as a “C” corporation. As a limited liability company, all income taxes were paid by the members. As a “C” corporation, CapitalSource Inc. will be responsible for the payment of all federal and state corporate income taxes. The pro forma provision for income taxes represents a combined federal and state effective tax rate of 39%.

This rate comprises an effective federal tax rate of 35% (the top marginal rate) and a combined state tax rate of 6.2% which is our estimate of the average state tax rate we will pay based on the mix and volume of business we do in the states and the relevant apportionment factors for those states. Because we expect our income to be in the maximum bracket, we expect to pay taxes at the highest marginal rate in each state where we are required to pay tax. After giving effect to the deductibility of states taxes at the federal level, the effective state tax rate is 4% and is added to the federal tax rate to determine the combined, effective rate.

(2)	Adjusted to reflect the recapitalization that took place on August 30, 2002 as if it occurred on January 1, 2002. For additional description of the recapitalization, see note 6 of the unaudited consolidated financial statements.

See accompanying notes.

CapitalSource Holdings LLC
Consolidated Statement of Members’ Equity
(Unaudited)
($ in thousands)

				Accumulated
	Common Members’	Receivable from	Deferred	Other Comprehensive	Total
	Equity	Common Members	Compensation	Income (Loss)	Members’ Equity

Total members’ equity as of December 31, 2002	$544,918	$(71,153)	$—	$(83)	$473,682
Net income	46,865	—	—	—	46,865
Other comprehensive income:
Change in unrealized gains on available-for-sale securities	—	—	—	83	83

Total comprehensive income					46,948
Amortization of compensatory options	167	—	—	—	167
Exercise of options	26	—	—	—	26
Deferred compensation on issuance of restricted units	938	—	(938)	—	—
Amortization of deferred compensation	—	—	114	—	114
Members’ equity contributions	—	71,153	—	—	71,153
Members’ distributions	(27,498)	—	—	—	(27,498)

Total members’ equity as of June 30, 2003	$565,416	$—	$(824)	$—	$564,592

See accompanying notes.

CapitalSource Holdings LLC
Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30,

	2003	2002

Operating Activities:
Net income	$46,865	$21,411
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of compensatory options	167	76
Amortization of deferred fees	(14,172)	(5,224)
Provision for loan losses	4,774	—
Amortization of deferred financing fees	3,422	644
Depreciation and amortization	627	436
Amortization of deferred stock compensation	114	—
Gain on equity interests	(115)	(2,964)
Loss (gain) on derivatives	499	(79)
Increase in other assets	(85)	(4,805)
Increase in accounts payable and other liabilities	1,256	1,713
(Decrease) increase in due diligence deposits	(445)	564

Cash provided by operating activities	42,907	11,772
Investing Activities:
Increase in restricted cash	(34,184)	(8,385)
Net increase in loans	(632,264)	(280,541)
Investments in equity interests	(5,782)	(6,788)
Acquisition of property and equipment	(1,638)	(2,508)

Cash used in investing activities	(673,868)	(298,222)
Financing Activities:
Members’ contributions, net	71,153	86,377
Distributions	(27,498)	—
Exercise of options	26	—
Borrowings under repurchase obligations	90,997	—
Net borrowings on commercial paper conduit credit facilities	314,701	21,919
Borrowings of asset securitizations	371,309	217,285
Repayments of asset securitizations	(101,064)	—
Payment of deferred financing fees	(9,682)	(5,689)

Cash provided by financing activities	709,942	319,892

Increase in cash and cash equivalents	78,981	33,442
Cash and cash equivalents at beginning of period	49,806	21,150

Cash and cash equivalents at end of period	$128,787	$54,592

Supplemental information:
Interest paid	$15,906	$4,405

See accompanying notes.

CapitalSource Holdings LLC
Notes to the Unaudited Consolidated Financial Statements

     Note 1. Organization

CapitalSource Holdings LLC (“CapitalSource Holdings”), a limited liability company, was formed under the laws of the State of Delaware on September 7, 2000. CapitalSource Holdings is a commercial finance company that provides a broad array of financial products to businesses. CapitalSource Holdings provides financial solutions using one or more of the following products:

•	Senior Secured Cash Flow Loans – secured by a priority lien on assets;

•	Senior Secured Asset-Based Loans – secured by accounts receivable, inventory, equipment, real estate, and/or other assets;

•	Mezzanine Loans – subordinated loans, or loans that exceed senior lending coverage formulas;

•	First Mortgage Loans – non-traditional, short-term real estate loans; and

•	Private Equity Co-Investments – opportunistic equity investment, typically in conjunction with a debt relationship and other equity investors.

CapitalSource Holdings is the parent company of the following significant subsidiaries: CapitalSource Finance LLC (“CapitalSource Finance”), CapitalSource Funding LLC (“CapitalSource Funding”), CapitalSource Acquisition Funding LLC (“CapitalSource Acquisition Funding”), CapitalSource Repo Funding LLC (“CapitalSource Repo Funding”), CapitalSource Commercial Loan Trust 2002-1 (“Trust 2002-1”), CapitalSource Commercial Loan Trust 2002-2 (“Trust 2002-2”), CapitalSource Commercial Loan Trust 2003-1 (“Trust 2003-1”), CapitalSource Analytics LLC (“CapitalSource Analytics”) and CapitalSource Mortgage Finance LLC (“CapitalSource Mortgage Finance”).

CapitalSource Finance is the primary operating subsidiary of CapitalSource Holdings and conducts the lending business of CapitalSource Holdings. CapitalSource Funding and CapitalSource Acquisition Funding purchase loans from CapitalSource Finance and pledge those loans as collateral on borrowings under the commercial paper conduit credit facilities. CapitalSource Repo Funding purchases loans from CapitalSource Finance and pledges those loans as collateral on amounts borrowed under a repurchase agreement with Wachovia Bank, National Association (“Wachovia”). Trust 2002-1, Trust 2002-2, and Trust 2003-1 are single-purpose bankruptcy remote subsidiaries established to complete asset securitizations. CapitalSource Analytics conducts underwriting and due diligence functions. CapitalSource Mortgage Finance acts as an agent for the United States Department of Housing and Urban Development for the origination and servicing of federally insured mortgage loans to healthcare providers.

CapitalSource Holdings’s operating agreement provides that it will be dissolved on or before June 28, 2007. A majority of the members have the right to dissolve CapitalSource Holdings at any time prior to a liquidity event and after June 28, 2005.

Members’ liability is limited to the capital they have contributed to CapitalSource Holdings.

Note 2. Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements Basis of Presentation

Interim consolidated financial statements of CapitalSource Holdings are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2002 and 2001 and the period from September 7, 2000 (inception) through December 31, 2000, included in our final prospectus dated August 6, 2003, as filed with the SEC pursuant to Rule 424(b) on August 7, 2003.

The accompanying financial statements reflect the consolidated accounts of CapitalSource Holdings, including all of its subsidiaries and the related consolidated results of operations with all significant intercompany balances eliminated.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. The types of contracts we enter into that meet the scope of this interpretation are standby letters of credit on behalf of borrowers. FIN 45 is effective for the guarantees issued or modified after December 31, 2002. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.

Note 3. Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30, 2003 and 2002 was as follows:

Balance as of December 31, 2001	$—
Provision for loan losses	—
Charge-offs	—

Balance as of June 30, 2002	$—

Balance as of December 31, 2002	$6,688
Provision for loan losses	4,774
Charge-offs	—

Balance as of June 30, 2003	$11,462

As of June 30, 2003 impaired loans totaled $7.6 million. Specific reserves for the impaired loans were $0.3 million. As of December 31, 2002, there were no impaired loans.

As of June 30, 2003, three loans totaling $33.8 million were classified as troubled debt restructurings. As of December 31, 2002, there were no loans classified as troubled debt restructurings.

Note 4. Acquisition

On March 3, 2003, we purchased assets from another financial institution for a purchase price of approximately $174.8 million. The assets acquired included 55 loans with an aggregate principal balance of approximately $188.5 million. The loans comprised a well-seasoned portfolio and had a weighted average remaining life of approximately 14 months at acquisition. Additionally, we purchased furniture and equipment from the seller, assumed the seller’s office lease of 3,792 square feet located in a suburb of Dallas, and added nine former employees of the seller who were responsible for managing the acquired assets, including five auditors, three loan officers and a development officer. The office lease has been renegotiated and extended through June 26, 2006 at a monthly rental expense of approximately $7,500.

We considered Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combination, and EITF 98-3, Determining Whether a Non monetary Transaction Involves Receipt of Productive Assets or of a Business, to determine if the assets acquired constituted a business. Since all but a de minimis amount of the fair value of the transferred set of activities and assets is represented by a single tangible asset, the loan portfolio, the concentration of value in the single asset is an indicator that an asset rather than a business was purchased. Therefore, we have accounted for the acquisition of loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, expensing the costs associated with the acquisition.

Note 5. Borrowings

Commercial Paper Conduit Credit Facility

In February 2003, CapitalSource Holdings established a $135.0 million commercial paper conduit facility with Wachovia Securities, Inc., concurrently with the purchase of a portfolio of assets from anther financial institution. Funding under this facility is obtained through a single-purpose, bankruptcy-remote subsidiary, CapitalSource Acquisition Funding. This facility does not permit us to pledge additional collateral without the lender’s consent, but we may continue to draw, repay, and redraw funds thereunder. The credit facility is scheduled to terminate on February 27, 2004. Specific commercial loans are pledged as collateral for this facility. During April and May 2003, we reduced the maximum facility amount of the commercial paper conduit facility to $115.0 million. As of June 30, 2003, the outstanding balance of this commercial paper conduit facility was $73.6 million.

Repurchase Obligations

CapitalSource Holdings has sold full and partial loans and interests in Class D notes from its asset securitization transactions under repurchase agreements. Repurchase agreements are short-term financings, in which CapitalSource Holdings sells loans to a third party and CapitalSource Holdings has an obligation to repurchase the loans on a future date. During the time that the third party holds all or a portion of the loan, it is entitled to any interest paid by the borrower on the portion of the loan held by the third party. Interest is paid to the counterparty based on the amount of the loans sold. These repurchase agreements provide that the purchaser may mark the loans down to fair market value at any time and require CapitalSource Holdings to satisfy a margin call or repurchase the loan. Assets sold under repurchase agreements are included on the consolidated balance sheet as loans.

In January 2003, CapitalSource Holdings entered into a repurchase agreement with Nomura Credit & Capital Inc. (“Nomura”). The stated borrowing rate for the repurchase agreement is LIBOR plus 300 basis points. CapitalSource Holdings sold interest in one loan totaling $9.0 million to Nomura as of June 30, 2003. The Nomura repurchase agreement is scheduled to terminate on January 31, 2004. As of June 30, 2003, the outstanding balance of the Nomura repurchase agreement was $8.8 million.

In March 2003, CapitalSource Holdings entered into a repurchase agreement with Wachovia. The stated borrowing rate for the repurchase agreement with Wachovia is LIBOR plus 250 basis points. CapitalSource Holdings sold interest in six separate loans totaling $51.3 million and its interest in the Class D notes of the 2002-2 and 2003-1 securitizations totaling $58.2 million as of June 30, 2003. The Wachovia repurchase agreement is scheduled to terminate on September 20, 2003. As of June 30, 2003, the outstanding balance of the Wachovia repurchase agreement obligation was $82.2 million.

Asset Securitization Transactions

In April 2003, we completed a $371.3 million asset securitization. As of June 30, 2003, total amounts outstanding under the asset securitization were $361.3 million. In conjunction with the transaction, we established Trust 2003-1, a single-purpose bankruptcy-remote subsidiary, and contributed $450.1 million in loans (or portions thereof) to Trust 2003-1. Simultaneously with the initial contribution, Trust 2003-1 issued $258.8 million of Class A notes, $67.5 million of Class B notes, and $45.0 million of Class C notes to institutional investors. We retained $33.8 million of Class D notes and $45.0 million of Class E notes. The notes are backed by all or portions of specific commercial loans. The Class A, B, and C notes are expected to mature on November 20, 2005, July 20, 2006, and March 20, 2007, respectively. This transaction was accounted for as a financing.

Note 6. Members’ Equity

From September 7, 2000 (inception) through August 30, 2002, there were three classes of interests in CapitalSource Holdings: preferred interests, common interests and employee units. On August 30, 2002, CapitalSource Holdings completed a recapitalization, pursuant to which all preferred interests and employee units were converted into common interests (“Units”). The recapitalization transferred ownership interests from the preferred interest holders to the holders of common interests and employee units, eliminated certain preferred return provisions to the preferred interest holders, and reduced the aggregate capital commitments of the members from $542.4 million to $511.0 million.

During the six months ended June 30, 2003, members contributed their remaining committed capital of $71.2 million.

During the six months ended June 30, 2003, distributions of $27.4 million were paid to members.

Note 7. Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) relates to the unrealized gain (loss) on available-for-sale security for the three and six months ended June 30, 2003 and 2002 was as follows ($ in thousands):

Balance as of March 31, 2003	$145
Current-period change	(145)

Balance as of June 30, 2003	$—

Balance as of March 31, 2002	$—
Current-period change	—

Balance as of June 30, 2002	$—

Balance as of December 31, 2002	$(83)
Current-period change	83

Balance as of June 30, 2003	$—

Balance as of December 31, 2001	$—
Current-period change	—

Balance as of June 30, 2002	$—

Comprehensive income for the three and six months ended June 30, 2003 was $28,428 and $46,948, respectively. Comprehensive income for the three and six months ended June 30, 2002 equaled net income.

Note 8. Net Income per Unit

The computation of basic and diluted net income per unit for the three and six months ended June 30, 2003 and 2002 was as follows ($ in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic net income per unit:
Net income	$28,573	$11,482	$46,865	$21,411
Average units – basic (1)	98,100,029	97,639,969	98,082,562	97,622,502

Basic net income per unit	$0.29	$0.12	$0.48	$0.22

Diluted net income per unit:
Net income	$28,573	$11,482	$46,865	$21,411
Average units – basic (1)	98,100,029	97,639,969	98,082,562	97,622,502
Effect of dilutive securities:
Option units	1,812,837	1,953,070	1,823,930	2,014,577

Average units – diluted (1)	99,912,866	99,593,039	99,906,492	99,637,079

Diluted net income per unit	$0.29	$0.12	$0.47	$0.21

(1)	Adjusted to reflect the capitalization that took place on August 30, 2002 as if it occurred on January 1, 2002. For additional description of recapitalization, see note 6.

Note 9. Employee Incentive Plan

Stock-Based Compensation

CapitalSource Holdings accounts for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and net income per unit if CapitalSource had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation ($ in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income as reported	$28,573	$11,482	$46,865	$21,411
Add back: Stock-based compensation expense included in reported net income	103	58	142	76
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(411)	(140)	(694)	(208)

Pro forma net income	$28,265	$11,400	$46,313	$21,279

Net income per unit:
Basic – as reported	$0.29	$0.12	$0.48	$0.22

Basic – pro forma	$0.29	$0.12	$0.47	$0.22

Diluted – as reported	$0.29	$0.12	$0.47	$0.21

Diluted – pro forma	$0.28	$0.11	$0.46	$0.21

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Dividend yield	—	—	—	—
Expected volatility	30%	30%	30%	30%
Risk-free interest rate	3.02%	4.71%	3.02%	4.71%
Expected life	6 years	6 years	6 years	6 years

Note 10. Subsequent Events

Reorganization as a “C” Corporation

On August 6, 2003, CapitalSource Inc. (“CapitalSource”) became the successor to CapitalSource Holdings through a reorganization. CapitalSource is a Delaware corporation that is subject to taxation as a corporation for federal and state income tax purposes. CapitalSource Holdings, by contrast, was a Delaware limited liability company taxable as a partnership for federal income tax purposes.

In the reorganization, a wholly owned subsidiary of CapitalSource merged with and into CapitalSource Holdings, with CapitalSource Holdings continuing as the surviving company. In the merger, the existing holders of units of membership interest in CapitalSource Holdings received, on a one-for-one basis, shares of CapitalSource common stock in exchange for their units, and the shares of CapitalSource common stock owned by CapitalSource Holdings were cancelled. Subsequent to the merger, CapitalSource Holdings became a wholly owned subsidiary of CapitalSource.

Initial Public Offering

On August 12, 2003, we closed the sale of 23.43 million shares of our common stock in our initial public offering. Of this amount, a total of 18.13 million shares were sold by us and 5.3 million shares were sold by selling stockholders. The closing included 2.13 million shares of common stock sold by us pursuant to the exercise of the underwriters’ over-allotment option. The initial public offering price was $14.50 per share. The aggregate sale price for all of the shares we sold was approximately $263 million resulting in estimated net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $247 million. We did not receive any proceeds from the shares sold by the selling stockholders.

We used the net proceeds from the initial public offering to repay indebtedness under our commercial paper conduit credit facilities and one of our repurchase agreements:

•	We used approximately $28.2 million of the net proceeds from the initial public offering to repay all of the outstanding indebtedness under our $115 million commercial paper conduit credit facility with Wachovia Securities, Inc.

•	We used $141.0 million of the net proceeds from the initial public offering to repay the outstanding indebtedness under our primary $700 million commercial paper conduit credit facility with five commercial banks, for which Wachovia Securities, Inc. serves as the administrative agent.

•	We used $45.7 million of the net proceeds from the initial public offering to repay the outstanding indebtedness under our repurchase agreement with Wachovia Bank, National Association.

We will use additional borrowing capacity created by the repayments under these credit facilities and repurchase agreement to fund newly originated and existing loans in our portfolio as the need arises. We retained the remaining $32.1 million of the net proceeds from the initial public offering primarily to fund newly originated and existing loans in our portfolio as well as general business purposes including payment of other offering costs.

CapitalSource common stock trades on The New York Stock Exchange under the symbol “CSE.”

Distribution

On August 1, 2003, we made a cash distribution of $5.2 million to the members of CapitalSource Holdings to cover taxes payable on our estimated taxable income passed through to them for the period from June 30, 2003 through August 6, 2003.

Employee Stock Purchase Plan

Effective with CapitalSource’s initial public offering on August 6, 2003, the Board of Directors and stockholders of CapitalSource adopted the CapitalSource Inc. Employee Stock Purchase Plan. A total of 2.0 million shares of common stock are reserved for issuance under the plan. Such shares of common stock may be authorized but unissued shares of common stock, treasury shares or shares of common stock purchased on the open market by CapitalSource. The plan will expire upon the earliest of such time as the Board, in its discretion, chooses to terminate the plan, when all of the shares of common stock have been issued under the plan or upon the expiration of ten years from the effective date of the plan.

Equity Incentive Plan

Effective with CapitalSource’s initial public offering on August 6, 2003, the Board of Directors and stockholders of CapitalSource adopted the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan (the “Plan”). A total of 14.0 million shares of common stock are reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in it sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of CapitalSource Inc.’s assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) ten years after the effective date of the Plan. The Plan is intended to give eligible employees, members of the Board of Directors, consultants and advisors of CapitalSource Inc. and its affiliates awards that are linked to the performance of CapitalSource Inc.’s common stock.

Repurchase Obligation

In August 2003, we entered into a $300 million credit facility with an affiliate of Credit Suisse First Boston LLC to finance healthcare mortgage loans. This facility will allow us to sell mortgage loans that we originate to the buyer for a purchase price equal to 70% of the outstanding principal balance of those mortgage loans, and we will have the obligation to repurchase the loans no later than 18 months after the sale. Our obligation to repurchase loans may be accelerated if an event of default under one or more of our purchased mortgage loans occurs and under certain other conditions, such as breach of our representations or warranties under the credit facility documents. During the time a mortgage loan is owned by the buyer, we will pay the buyer an annual rate of LIBOR plus 1.25% of the purchase price for the mortgage loan applied to the amount advanced to us on the mortgage loan. The facility expires in July 2008, and at that time we will be required to repurchase any mortgage loans not previously repurchased. In addition, any time prior to expiration of the facility, the buyer may give notice of its intention to terminate the facility and require us to repurchase all mortgage loans not earlier repurchased on the date which is 364 days from such notice of termination.

Commercial Paper Conduit Credit Facility

In September 2003, we entered into a $400 million credit facility with an affiliate of Citigroup Global Markets Inc. to finance our loans. This credit facility permits us to obtain financing of up to 75% of the outstanding principal balance of commercial loans we originate. During the time a commercial loan is subject to the credit facility, our borrowing rate is equal to an annual rate of LIBOR plus 1.00% applied to the amount advanced to us on the commercial loan. The credit facility has an initial term of 364 days and will be renewable by mutual agreement with our lender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes.

Overview

We are a specialized commercial finance company providing loans to small and medium-sized businesses. Our goal is to be the lender of choice for small and medium-sized businesses with annual revenues ranging from $5 million to $250 million that require customized and sophisticated debt financings. We conduct our business in one reportable segment through three focused lending groups:

•	Corporate Finance, which provides senior and mezzanine loans principally to businesses backed by private equity sponsors;

•	HealthCare Finance, which provides asset-based revolving lines of credit, mortgage, and other secured loans to a broad range of healthcare companies; and

•	Structured Finance, which specializes in asset-based lending to finance companies and commercial real estate owners.

We offer a range of senior secured asset-based loans, first mortgage loans, senior-secured cash flow loans and mezzanine loans to our clients. Our loans generally mature in two to five years and range in size from $1 million to $50 million. Virtually all of our loans require monthly interest payments at floating rates. In many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. As of June 30, 2003, $1.2 billion, or 69%, of the aggregate outstanding principal amount of our loan portfolio had interest rate floors. Of this amount, $1.1 billion were paying interest at the interest rate floor.

Our revenue consists of interest and fees from our loans and, to a lesser extent, other income which includes unrealized appreciation (depreciation) on certain equity interests and gains (losses) on the sale of warrants and other equity interests. Our expenses consist of interest expense and operating expenses which include compensation and benefits and other administrative expenses.

The primary driver of our results of operations and financial condition has been our significant growth since inception on September 7, 2000. Our interest earning assets, which consist primarily of loans, grew from $1.2 billion to $1.9 billion, or 58%, from December 31, 2002 to June 30, 2003 and generated a gross yield of 11.97% for the six months ended June 30, 2003.

Our growth has not adversely affected the credit quality of our portfolio. We have not recorded a loan charge off since inception. As of June 30, 2003, one of our first mortgage loans for which we are not the agent was 60 or more days delinquent. As of that date, the approximate outstanding principal amount of the loan was $4.8 million and the delinquent amount was less than $0.1 million. We expect to experience credit losses at some point in the future and have established an allowance for loan losses consistent with our expectation of losses inherent in our portfolio.

Like all lenders our business depends on our access to external sources of financing and the cost of such funding. Since inception, we have funded our business through a combination of commercial paper conduit credit facilities, asset securitization transactions, repurchase agreements, $511.0 million of equity capital raised from private investors and retained earnings. The interest cost of our borrowings for the six months ended June 30, 2003 was 3.35%. All of our asset securitization transactions have been accounted for as on balance sheet financings with no gain or loss recorded on the transactions. As of June 30, 2003, our debt to equity ratio was 2.38x. We believe that our capital structure and access to additional funding sources provides us with the flexibility to continue to grow our assets as we pursue attractive lending opportunities.

We accelerated our investments in our staffing and other operational assets during our first years in operation and, as a result, we believe our expenses will continue to decrease as a percentage of our average total assets as we continue to carefully control our operating expenses and spread these expenses over a growing portfolio of loans. For instance, in the six months ended June 30, 2003, the ratio of our operating expenses to average total assets was 3.58%, down from 4.75% for the six months ended June 30, 2002. We will continue to focus on carefully controlling our operating expenses. If we are successful, our margins will improve in future periods as our expenses are spread over a growing portfolio of loans.

Portfolio Composition

The schedule below shows the average size of our loans by lending group and by client as of June 30, 2003:

				Average Loan Size
Composition of portfolio		Average Loan Size	Number	Per Client
by lending group:	Number of Loans	($ in thousands)	of Clients	($ in thousands)

Corporate Finance	92	$7,533	51	$13,588
Healthcare Finance	115	4,061	84	5,560
Structured Finance	104	5,587	99	5,869

Overall Portfolio	311	$5,598	234	$7,440

The schedule below shows the composition of our loan portfolio by type and by lending group as of dates shown:

	June 30, 2003		December 31, 2002

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$628,742	36%	$339,903	32%
First mortgage loans	459,117	26	350,668	33
Senior secured cash flow loans	519,320	30	259,161	24
Mezzanine loans	133,468	8	123,948	11

Total	$1,740,647	100%	$1,073,680	100%

Composition of portfolio by lending group:
Corporate Finance	$692,583	40%	$387,314	36%
HealthCare Finance	466,557	27	321,825	30
Structured Finance	581,507	33	364,541	34

Total	$1,740,647	100%	$1,073,680	100%

The schedule below shows the scheduled maturities of our loans as of June 30, 2003:

	Due in One Year or	Due in One to Five
	Less	Years	Due After Five Years	Total

	($ in thousands)
Scheduled maturities by loan type:
Senior secured asset-based loans	$106,274	$522,468	$—	$628,742
First mortgage loans	107,485	351,632	—	459,117
Senior secured cash flow loans	52,338	450,587	16,395	519,320
Mezzanine loans	6,102	120,366	7,000	133,468

Total	$272,199	$1,445,053	$23,395	$1,740,647

The schedule below shows the scheduled maturities of our loans as of December 31, 2002:

	Due in One Year or	Due in One to Five
	Less	Years	Due After Five Years	Total

	($ in thousands)
Scheduled maturities by loan type:
Senior secured asset-based loans	$41,218	$298,685	$—	$339,903
First mortgage loans	102,019	248,649	—	350,668
Senior secured cash flow loans	40,141	219,020	—	259,161
Mezzanine loans	18,448	98,500	7,000	123,948

Total	$201,826	$864,854	$7,000	$1,073,680

The schedule below shows, as of June 30, 2003, the dollar amount of all fixed-rate and adjustable-rate loans due after June 30, 2004:

	Fixed
	Rates	Adjustable Rates	Total

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$16,684	$505,784	$522,468
First mortgage loans	8,645	342,987	351,632
Senior secured cash flow loans	—	466,982	466,982
Mezzanine loans	7,000	120,366	127,366

Total	$32,329	$1,436,119	$1,468,448

The schedule below shows, as of December 31, 2002, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2003:

	Fixed
	Rates	Adjustable Rates	Total

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$9,689	$288,996	$298,685
First mortgage loans	21,350	227,299	248,649
Senior secured cash flow loans	—	219,020	219,020
Mezzanine loans	7,000	98,500	105,500

Total	$38,039	$833,815	$871,854

The schedule below shows the composition by type and lending group of our loans which contained interest rate floors as of June 30, 2003:

		Percent of Total	Weighted Average
	Balance	Portfolio	Rate at Floor

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$371,313	21%	7.55%
First mortgage loans	410,118	24	8.33
Senior secured cash flow loans	325,728	19	9.91
Mezzanine loans	85,742	5	12.13

Total	$1,192,901	69%	8.79%

Composition of portfolio by lending group:
Corporate Finance	$403,075	23%
HealthCare Finance	418,104	24
Structured Finance	371,722	22

Total	$1,192,901	69%

     The schedule below shows the composition by type and lending group of our loans which contained interest rate floors as of December 31, 2002:

		Percent of Total	Weighted Average
	Balance	Portfolio	Rate at Floor

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$240,107	22%	8.00%
First mortgage loans	303,683	28	9.43
Senior secured cash flow loans	138,265	13	10.75
Mezzanine loans	71,561	7	12.96

Total	$753,616	70%	9.55%

Composition of portfolio by lending group:
Corporate Finance	$179,410	17%
HealthCare Finance	270,207	25
Structured Finance	303,999	28

Total	$753,616	70%

     The schedule below shows the scheduled maturities of our loans which contained interest rate floors as of June 30, 2003:

	Due in One Year or	Due in One to Five
	Less	Years	Due After Five Years	Total

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$31,434	$339,879	$—	$371,313
First mortgage loans	82,073	328,045	—	410,118
Senior secured cash flow loans	32,646	276,687	16,395	325,728
Mezzanine loans	2,876	82,866	—	85,742

Total	$149,029	$1,027,477	$16,395	$1,192,901

The schedule below shows the scheduled maturities of our loans which contained interest rate floors as of December 31, 2002:

	Due in One Year or	Due in One to Five
	Less	Years	Due After Five Years	Total

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$24,148	$215,959	$—	$240,107
First mortgage loans	82,889	220,794	—	303,683
Senior secured cash flow loans	25,566	112,699	—	138,265
Mezzanine loans	15,561	56,000	—	71,561

Total	$148,164	$605,452	$—	$753,616

We also sometimes invest in equity interests, generally in connection with a loan to a client. The equity interests include common stock, preferred stock, limited liability company interests and warrants to purchase equity instruments. As of June 30, 2003 and December 31, 2002, the carrying value of investments in equity interests was $29.7 million and $23.7 million, respectively. A majority of our investments in equity interests are carried at fair value with increases and decreases recorded in other income (expense).

Acquisition of Assets

On March 3, 2003, we purchased assets from another financial institution for a purchase price of approximately $174.8 million. The assets acquired included 55 loans with an aggregate principal balance of approximately $188.5 million. The loans comprised of a well-seasoned portfolio and had a weighed average remaining life of approximately 14 months at acquisition. Additionally, we purchased furniture and equipment from the seller, assumed the seller’s office lease of 3,792 square feet located in a suburb of Dallas, and added nine former employees of the seller who were responsible for managing the acquired assets, including five auditors, three loan officers and a development officer. The office lease has been renegotiated and extended through June 26, 2006 at a monthly rental expense of approximately $7,500.

We considered SFAS No. 141, Business Combination, and EITF 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business, to determine if the assets acquired constituted a business. Since all but a de minimis amount of the fair value of the transferred set of activities and assets is represented by a single tangible asset, the loan portfolio, the concentration of value in the single asset is an indicator that an asset rather than a business was purchased. Therefore, we have accounted for the acquisition of loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, expensing the costs associated with the acquisition.

Interest and Fee Income

Interest and fee income is commercial loan interest and net fee income amortization earned from our commercial loan operations. Virtually all of our loans charge interest at variable rates that generally adjust monthly. Loans representing approximately 69% of the aggregate outstanding balance of our loan portfolio as of June 30, 2003 have interest rate floors, which protect us from an erosion of earnings in a declining interest rate environment. As interest rates rise, our interest income on loans with interest rate floors will not increase until the contractual interest rates exceed the level of the floors. Fee income includes the amortization of loan origination fees, net of the direct costs of origination, amortization of original issue discount, the amortization of the discount on loans acquired and other fees charged to borrowers.

Interest Expense

Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. All of our borrowings charge interest at variable rates based on LIBOR or the commercial paper rates plus a margin. As interest rates rise, our interest expense will increase. Deferred financing fees, the cost of acquiring debt, such as commitment fees and legal fees, are amortized over the life of the borrowing.

Provision for Loan Losses

The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan losses. To the degree we add new loans to our portfolio, or to the degree credit quality is worse than expected, we may record a provision to increase the allowance for loan losses.

Other Income (Expense)

Other income (expense) consists of gains (losses) on the sale of warrants and other equity interests, unrealized appreciation (depreciation) on certain equity interests, due diligence deposits forfeited, fees associated with HUD origination activities and other miscellaneous fees not attributable to our loan operations.

Operating Expenses

Operating expenses include compensation and benefits, professional fees, travel, rent, depreciation and amortization, marketing and other general and administrative expenses.

Income Taxes

We were originally organized as a limited liability company. During the period that we were organized as a limited liability company, all income taxes were the responsibility of our individual members; therefore, our historical consolidated statements of income do not include any provision for income taxes. After reorganizing into a “C” corporation for income tax purposes in connection with our initial public offering, we are responsible for paying federal, state and local income taxes.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets.

We operate as a single business segment and, therefore, this statement is not applicable. Because our clients require customized and sophisticated debt financing, we have created three lending groups to develop industry experience required to structure loans that reflect the particular credit and security characteristics required by different types of clients. However, we manage our lending business as a whole rather than by lending group. For example:

•	To date our resources have been sufficient to support our lending business. We obtain resources for the benefit of the entire company and do not allocate resources to specific lending groups based on their individual or relative performance.

•	We have established annual loan origination targets for our lending business as a whole, with certain minimum pricing requirements for the types of loans originated. We do not have specific origination targets or pricing requirements for each of our lending groups. We have established common loan origination, credit underwriting, credit approval and loan monitoring processes, which are used by all lending groups.

•	We do not factor the identity of the lending group originating a loan into our decision as to whether to fund proposed loans. Rather, we fund every loan that is approved by our credit committee and is acceptable to our clients and we expect this trend will continue.

Results of Operations

Comparison of the Three Months Ended June 30, 2003 and 2002

Interest Income

Interest income increased $24.7 million, or 152%, from $16.2 million for the three months ended June 30, 2002 to $40.9 million for the three months ended June 30, 2003. The increase was due to growth in average interest earning assets of $1.2 billion, or 200%, offset by a decline in the yield on average interest earning assets of 100 basis points. The decline in the yield on average interest earning assets was due primarily to overall declines in market interest rates.

Fee Income

Fee income increased $9.6 million, or 300%, from $3.2 million for the three months ended June 30, 2002 to $12.8 million for the three months ended June 30, 2003. The increase was primarily due to the recognition of fee income associated with the accelerated amortization of loan discounts and early prepayment fees for four loans in the aggregate amount of $3.4 million, for the three months ended June 30, 2003. In addition, the accretion of loan discounts into fee income related to a pool of purchased loans contributed $2.2 million in additional fee income for the three months ended June 30. 2003. The remaining increase in fee income of $4.0 million was due to the overall growth in interest earning assets.

Interest Expense

Our interest expense increase $7.1 million, or 237%, from $3.0 million for the three months ended June 30, 2002 to $10.1 million for the three months ended June 30, 2003. The increase was due to an increase in average borrowings of $879.0 million, or 265%, to fund growth in interest earning assets and an increase in our debt to equity ratio from 1.38x as June 30, 2002 to 2.38x as of June 30, 2003. This increase was offset by a decrease in our cost of borrowings of 24 basis points from 3.57% for the three months ended June 30, 2002 to 3.33% for the three months ended June 30, 2003. This decrease was a result of the falling interest rate environment during the period coupled with the addition of new borrowing facilities at lower rates.

Net Interest Margin

Net interest margin, defined as net interest income divided by average interest earning assets, declined from 10.35% for the three months ended June 30, 2002 to 9.80%, for the three months ended June 30, 2003, or 55 basis points. The decrease was due to an increase in our debt to equity ratio partially offset by an increase in our net interest spread. Our net interest spread, the difference between our gross yield on interest earning assets and the total cost of our interest bearing liabilities, increased 10 basis points from 8.63% for the three months ended June 30, 2002 to 8.73% for the three months ended June 30, 2003. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The increase in net interest spread is attributable to the 86 basis points increase in yield from fee income primarily due to the recognition of $4.2 million in fee income related to the accelerated amortization of the loan discount and prepayment fees of five loans that paid off early during the three months ended June 30, 2003 and the decrease in our cost of funds 24 basis points from 3.57% for the three months ended June 30, 2002 to 3.33% for the three months ended June 30, 2003. These factors were offset by the decline in the yield on average interest earning assets of 100 basis points resulting in a net increase in net interest spread of 10 basis points.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

	($ in thousands)			($ in thousands)
		Interest and Fee			Interest and Fee
		Income/ Interest	Average Yield/		Income/ Interest	Average Yield/
	Average Balance	Expense	Cost	Average Balance	Expense	Cost

Interest earning assets:
Interest income		$40,944	9.18%		$16,197	10.18%
Fee income		12,836	2.88		3,217	2.02

Total interest earning assets (1)	$1,789,527	53,780	12.06	$637,904	19,414	12.20
Total interest bearing liabilities (2)	1,211,057	10,065	3.33	332,098	2,953	3.57

Net interest spread		$43,715	8.73%		$16,461	8.63%

Net interest margin (net yield on interest earning assets)			9.80%			10.35%

(1)	Interest earning assets include cash, restricted cash and gross loans.

(2)	Interest bearing liabilities include repurchase obligations, commercial paper conduit credit facilities and asset securitizations.

Provision for Loan Losses

The provision for loan losses increased from zero for the three months ended June 30, 2002 to $2.1 million for the three months ended June 30, 2003. The increase in the provision reflected the growth in the portfolio, the seasoning of the portfolio and a change in our methodology for calculating our allowance for loan losses. As of June 30, 2003, one of our first mortgage loans for which we are not the agent was 60 or more days delinquent. As of that date, the approximate outstanding principal amount of the loan was $4.8 million and the delinquent amount was less than $0.1 million. Subsequently, this loan was classified as a non-accrual loan. As of December 31, 2002, none of our loans was 60 days or more delinquent or on non-accrual status. During the three months ended June 30, 2003, we established a specific reserve of $0.3 million for a loan with an outstanding principal balance of $7.6 million, which we considered to be impaired.

Other Income

Other income remained roughly constant at $1.9 million for the three months ended June 30, 2003 and 2002. Other income included an increase in unrealized gains on changes in fair value of warrants to purchase equity interests of $0.7 million, or 44% from $1.6 million for the three months ended June 30, 2002 to $2.3 million for the three months June 30, 2003, an increase of $0.7 million in trading fees arising from our activities in originating and servicing federally insured mortgage loans to clients of our HealthCare Finance group for the three months ended June 30, 2003 and an increase of $0.5 million, or 125%, in diligence deposits forfeited from $0.4 million for the three months ended June 30, 2002 to $0.9 million for the three months ended June 30, 2003. Other income also included a $1.4 million charge related to a realized loss on warrants to purchase an equity interest in Strategic Decisions Group, Inc. and a $0.5 million, or 500%, increase in loss on derivatives from $0.1 million for the three months ended June 30, 2002 to $0.6 million for the three months ended June 30, 2003.

Operating Expenses

Operating expenses increased $8.1 million, or 117%, from $6.9 million for the three months ended June 30, 2002 to $15.0 million for the three months ended June 30, 2003. Contributing to the increase was higher employee compensation, which increased $6.2 million, or 141%. The higher employee compensation was attributable to the increase in employees from 126 to 239, as well as higher incentive compensation relating to the growth in our operating profits. A significant portion of employee compensation is composed of annual bonuses, which we accrue throughout the year. For the three months ended June 30, 2003 and 2002, bonus expense totaled $4.6 million and $1.6 million, respectively. The remaining $1.9 million increase in operating expenses for the three months ended June 30, 2003 was attributable to an increase of $0.6 million in travel and entertainment expenses, $0.3 million in professional fees, $0.2 million in rent, $0.2 million in marketing expenses, and $0.6 million in other general business expenses.

As we have continued to grow our loan portfolio, two key operating statistics continue to improve: operating expenses as a percentage of average total assets and the efficiency ratio, computed as operating expenses divided by net interest and fee income. Operating expenses as a percentage of average total assets decreased from 4.28% for the three months ended June 30, 2002 to 3.37% for the three months ended June 30, 2003. Our efficiency ratio decreased from 41.8% for the three months ended June 30, 2002 to 34.4% for the three months ended June 30, 2003. The improvement in operating expenses as a percentage of average total assets and the efficiency ratio was attributable to carefully controlling our operating expenses and spreading those expenses over a growing portfolio of loans.

Pre-tax Income

Pre-tax income increased $17.1 million, or 149%, from $11.5 million, or $0.12 per share, for the three months ended June 30, 2002 to $28.6 million, or $0.29 per share for the three months ended June 30, 2003. The increase in pre-tax income was primarily attributable to an increase in interest and fee income associated with adding loans to our portfolio, This increase was partially offset by an increase in operating expenses related to primarily to new staff and interest expense on borrowings incurred to fund the additional loans.

During the three months ended June 30, 2003 and 2002, we were organized as a limited liability company and all income taxes were the responsibility of our individual members; therefore, our historical consolidated statements of income do not include any provision for income taxes. As a “C” corporation, we are responsible for paying federal, state and local income taxes.

Comparison of the Six Months Ended June 30, 2003 and 2002

Interest Income

Interest income increased $45.9 million, or 163%, from $28.1 million for the six months ended June 30, 2002 to $74.0 million for the six months ended June 30, 2003. The increase was due to growth in average interest earning assets of $1.0 billion, or 167%, offset by a decline in the yield on average interest earning assets of 82 basis points. The decline in the yield on average interest earning assets was due largely to overall declines in market interest rates.

Fee Income

Fee income increased $12.1 million, or 151%, from $8.0 million for the six months ended June 30, 2002 to $20.1 million for the six months ended June 30, 2003. The increase was primarily due to the recognition of fee income associated with the accelerated amortization of loan discounts and early prepayment fees for five loans in the aggregate amount of $4.0 million for the six months ended June 30, 2003. In addition, the accretion of loan discounts into fee income related to the pool of purchased loans contributed $2.2 million in additional fee income for the six months ended June 30, 2003. The remaining increase in fee income of $5.9 million was due to overall growth in interest earning assets.

Interest Expense

Our interest expense increased $12.0, or 235%, from $5.1 million for the six months ended June 30, 2002 to $17.1 million for the six months ended June 30, 2003. The increase was due to increased average borrowings of $749.0 million, or 268%, to fund growth in interest earning assets and an increase in debt to equity ratio from 1.38x as of June 30, 2002 to 2.38x as of June 30, 2003. This increase was offset by a decrease in our cost of borrowings of 34 basis points from 3.69% for the six months ended June 30, 2002 to 3.35% for the six months ended June 30, 2003. This decrease was a result of the falling interest rate environment during the period coupled with the addition of new borrowing facilities at lower rates.

Net Interest Margin

Net interest margin declined from 11.27% for the six months ended June 30, 2002 to 9.79% for six months ended June 30, 2003 or 148 basis points. The decrease was due to an increase in our debt to equity ratio and a decline in our net interest spread. Our net interest spread, the difference between our gross yield on interest earning assets and the total cost of our interest bearing liabilities, declined 81 basis points. The decline in net interest spread was due primarily to the overall declines in market interest rates, which led to a corresponding decline in the yield on average interest-earning assets of 82 basis points.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

		($ in thousands)			($ in thousands)
		Interest and Fee			Interest and Fee
		Income/ Interest	Average Yield/		Income/ Interest	Average Yield/
	Average Balance	Expense	Cost	Average Balance	Expense	Cost

Interest earning assets:
Interest income		$74,037	9.41%		$28,109	10.23%
Fee income		20,132	2.56		7,955	2.89

Total interest earning assets (1)	$1,587,317	94,169	11.97	$554,133	36,064	13.12
Total interest bearing liabilities (2)	1,028,204	17,105	3.35	279,239	5,104	3.69

Net interest spread		$77,064	8.62%		$30,960	9.43%

Net interest margin (net yield on interest earning assets)			9.79%			11.27%

(1)	Interest earning assets include cash, restricted cash and gross loans.

(2)	Interest bearing liabilities include repurchase obligations, commercial paper conduit credit facilities and asset securitizations.

Provision for Loan Losses

The provision for loan losses increased from zero for the six months ended June 30, 2002 to $4.8 million for the six months ended June 30, 2003. The increase in the provision reflected the growth in the portfolio, the seasoning of the portfolio and a change in our methodology for calculating our allowance for loan losses. As of June 30, 2003, one of our first mortgage loans for which we are not the agent was 60 or more days delinquent. As of that date, the approximate outstanding principal amount of the loan was $4.8 million and the delinquent amount was less than $0.1 million. Subsequently, this loan was classified as a non-accrual loan. As of December 31, 2002, none of our loans was 60 days or more delinquent or on non-accrual status. During the six months ended June 30, 2003, we established a specific reserve of $0.3 million for a loan with an outstanding principal balance of $7.6 million, which we considered to be impaired.

Other Income

Other income decreased $0.8 million, or 22%, from $3.6 million for the six months ended June 30, 2002 to $2.8 million for the six months ended June 30, 2003. The decrease was due to a $1.4 million charge related to a realized loss on warrants to purchase an equity interest in Strategic Decisions Group Inc., a $1.4 million, or 93%, decrease in unrealized gains on changes in fair value of warrants to purchase equity interests from $2.9 million for the six months ended June 30, 2002 to $1.5 million for the six months ended June 30, 2003, and a $0.4 million, or 400%, increase in loss on derivatives from $0.1 million for the six months ended June 30, 2002 to $0.5 million for the six months ended June 30, 2003. The decrease was partially offset by a $1.3 million, or 186%, increase in diligence deposits forfeited from $0.7 million for the six months ended June 30, 2002 to $2.0 million for the six months ended June 30, 2003, a $1.0 million increase in trading fees arising from our activities in originating and servicing federally insurance mortgage loans to clients of our HealthCare Finance group for the six months ended June 30, 2003, and a $0.1 million increase in earnings from our equity investment in Tremont Realty Capital LLC.

Operating Expenses

Operating expenses increased $15.0 million, or 114%, from $13.2 million for the six months ended June 30, 2002 to $28.2 million for the six months ended June 30, 2003. Contributing to the increase was higher employee compensation, which increased $10.5 million, or 121%. The higher employee compensation was attributable to the increase in employees from 126 to 239, as well as higher incentive compensation relating to the growth in our operating profits. A significant portion of employee compensation is composed of annual bonuses, which we accrue throughout the year. For the six months ended June 30, 2003 and 2002, bonus expense totaled $8.6 million and $3.7 million, respectively. The remaining $4.5 million increase in operating expenses for six months ended June 30, 2003 was attributable to an increase of $1.1 million in travel and entertainment expenses, $0.9 million in professional fees, $0.4 million in rent, $0.2 million in depreciation expense, $0.1 million in marketing expenses, and $1.8 million in other general business expenses.

As we have continued to grow our loan portfolio, two key operating statistics continue to improve: operating expenses as a percentage of average total assets and the efficiency ratio, computed as operating expenses divided by net interest and fee income.

Operating expenses as a percentage of average total assets decreased from 4.75% for the six months ended June 30, 2002 to 3.58% for the six months ended June 30, 2003. Our efficiency ratio decreased from 42.5% for the six months ended June 30, 2002 to 36.6% for the six months ended June 30, 2003. The improvement in operating expenses as a percentage of average total assets and the efficiency ratio was attributable to carefully controlling our operating expenses and spreading those expenses over a growing portfolio of loans, achieving increased economies of scale as our assets have grown faster than our operating expenses.

Pre-tax Income

Pre-tax income increased $25.5 million, or 119% from $21.4 million, or $0.21 per share, for the six months ended June 30, 2002 to $46.9 million, or $0.47 per share, for the six months ended June 30, 2003. The increase in pre-tax income was primarily attributable to an increase in interest and fee income associated with the addition of loans to our portfolio. This increase was partially offset by an increase in operating expense related primarily to new staff as well as interest expense on borrowings incurred to fund the additional loans.

During the six months ended June 30, 2003 and 2002, we were organized as a limited liability company and all income taxes were the responsibility of our individual members; therefore, our historical consolidated statements of income do not include any provision for income taxes. As a “C” corporation, we are responsible for paying federal, state, and local income taxes.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2003 and December 31, 2002, we had $128.8 million and $49.8 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. Our objective is to maintain a low cash balance. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.

We had $63.1 million and $28.9 million of restricted cash as of June 30, 2003 and December 31, 2002, respectively. The restricted cash represents interest collections on loans pledged to our credit facilities, collateral for letters of credit issued for the benefit of a client, principal and interest collections on loans held by the securitization trusts, and client holdbacks and escrows. For the interest collections funded by loans pledged on our commercial paper conduit credit facilities, and asset-backed notes issued in our asset-securitization transactions, each month after deducting interest rate swap payments, interest payable, and servicing fees, the remaining restricted cash is returned to us and becomes unrestricted at that time.

Asset Quality and Allowance for Loan Losses

If a loan is 90 days or most past due, or we expect that the borrower will not be able to service its debt and other obligations, we will place the loan on non-accrual status. When a loan is placed on non-accrual status, interest receivable previously recognized as income is reversed and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We will make exceptions to this policy if the loan is well secured and in the process of collection.

As of June 30, 2003, one of our first mortgage loans for which we are not the agent was 60 or more days delinquent. As of that date, the approximate outstanding principal amount of the loan was $4.8 million and the delinquent amount was less than $0.1 million. Subsequently, this loan was classified as a non-accrual loan. As of December 31, 2002, none of our loans was 60 or more days delinquent or on non-accrual status. As of June 30, 2003, there were three loans totaling $33.8 million classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of December 31, 2002, there were no troubled debt restructurings in the loan portfolio.

Despite our lack of historical loss experience, we have provided an allowance for loan losses to cover inherent losses in the loan portfolio. Our allowance for loan losses as of June 30, 2003 and December 31, 2002 was $11.5 million and $6.7 million, respectively. These amounts equate to an estimated 0.66% of loans as of June 30, 2003 and 0.62% of loans as of December 31, 2002. As of June 30, 2003, additional reserves for specific loans totaled $0.3 million. As of December 31, 2002, there were no additional reserves for specific loans. With the growth of our loan portfolio, many of the loans are not seasoned and, therefore, delinquencies and charge-offs likely will occur in the future.

Activity in the allowance for loan losses for the six months ended June 30, 2003 and the year ended December 31, 2002 was as follows:

	Six Months Ended	Year Ended
	June 30, 2003	December 31, 2002

	($ in thousands)
Balance as of beginning of period	$6,688	$—
Provision for loan losses	4,774	6,688
Charge offs	—	—

Balance as of end of period	$11,462	$6,688

Investments in Equity Interests

As of June 30, 2003 and December 31, 2002, we had $29.7 million and $23.7 million, respectively, in investments in equity interests. This change resulted from a $3.3 million increase in additional investments and a $2.7 million increase in the unrealized gain on the investments in equity interests. As of June 30, 2003 and December 31, 2002, 37% and 47%, respectively, of our total equity interests were in two borrowers: MedCap Properties, LLC and Encore Medical Corporation. MedCap is a Nashville, Tennessee-based real estate investment trust that invests in medical office properties. As of June 30, 2003 and December 31, 2002, 17% and 32%, respectively, of our equity interests were in MedCap. Encore, based in Austin, Texas, designs, manufactures and distributes orthopedic devices, sports medicine equipment and other related products for the orthopedic industry. As of June 30, 2003 and December 31, 2002, 20% and 15%, respectively, of our equity interests were in Encore.

Borrowings and Liquidity

As of June 30, 2003 and December 31, 2002, we had outstanding borrowings totaling $1.3 billion and $669.1 million, respectively. Borrowings under our various credit facilities have supported our loan growth. During the six months ended June 30, 2003, we added four new credit facilities and increased our multi-bank commercial paper conduit credit facility from $475.0 million to $700.0 million. For a detailed discussion of our borrowings, see Note 7, Borrowings, in our audited consolidated financial statements for the years ended December 31, 2002 and 2001 included in our final prospectus dated August 6, 2003, as filed with the SEC pursuant to Rule 424(b) on August 7, 2003 and Note 5, Borrowings, in our unaudited consolidated financial statements for the six months ended June 30, 2003.

As of June 30, 2003, our borrowings and funding sources, maximum facility amount, amounts outstanding and unused available commitments, subject to certain minimum equity restrictions and other covenants and condition, are summarized below:

	Maximum Facility
Funding Source	Amount	Amounts Outstanding	Unused Capacity

		($ in thousands)
Commercial paper conduit credit facilities	$815,000	$555,202	$259,798
Asset securitization transactions	866,943	699,658	—	(1)
Repurchase agreements	109,000	90,997	17,766

Total		$1,345,857	$277,564

(1)	Our asset-backed notes are one-time fundings that pay down over time without providing any ability for us to draw down additional amounts.

Commercial Paper Conduit Credit Facilities

We use two commercial paper conduit credit facilities to fund our loans. The first is a $700.0 million commercial paper conduit credit facility, which is secured by loans that meet specified eligibility criteria. We obtain funding under this facility through a single-purpose subsidiary to which we transfer eligible loans. Availability under the facility depends on our borrowing base, which is calculated based on the outstanding principal amount of eligible loans in the facility combined with specified portfolio concentration criteria. These concentration criteria reduce our borrowing base by the aggregate principal balance of loans that exceed the criteria. These concentration criteria include, among other things:

•	$20.0 million limit on loan size;

•	limits on aggregate principal balance of loans to borrowers in any one state or industry; and

•	limits on the aggregate principal balance of loans based on the type of loan, such as subordinate loans and mortgage loans, and based on internal ratings assigned to the loans.

Currently, the maximum advance rate under this facility is 70% of our borrowing base. Under this facility, we are charged interest at a floating rate, which was 2.37% as of June 30, 2003. During the six months ended June 30, 2003 and the year ended December 31, 2002, we had weighted average outstanding borrowings under this facility of $418.6 million and $215.6 million, respectively. The facility is scheduled to mature on February 25, 2006 and must be renewed annually at the option of our lenders.

The second facility is a $115.0 million commercial paper conduit credit facility, which is secured by loans that we purchased from another financial institution in 2003 and our retained interests from the 2002-1 asset securitization transaction described below. We obtain funding under this facility through a single-purpose subsidiary to which we transferred the acquired loans. Availability under the facility depends on our borrowing base, which is calculated based on the outstanding principal amount of eligible loans in the facility combined with specified portfolio concentration criteria. Currently, the maximum advance rate under this facility is 75% of our borrowing base. Under this facility, we are not permitted without the lender’s consent to add new loans to the facility, but we may continue to borrow, repay and reborrow funds thereunder up to the amount of the borrowing base. Interest on borrowings under the facility is charged at a floating rate and was 2.72% as of June 30, 2003. During the six months ended June 30, 2003, we had average outstanding borrowings under this facility of $50.3 million. The facility is scheduled to mature on February 27, 2004.

Asset Securitization Transactions

The following table summarizes our three asset securitization transactions:

		Outstanding Balance
	Notes Originally	as of
	Issued	June 30, 2003	Interest Rate (1)

2002-1
Class A	$172,050	$91,360	LIBOR + 0.50%
Class B	55,056	55,056	LIBOR + 1.50%
Class C	20,646	—	N/A
Class D	27,528	—	N/A

	$275,280	$146,416

2002-2
Class A	$187,156	$110,614	LIBOR + 0.55%
Class B	48,823	48,823	LIBOR + 1.25%
Class C	32,549	32,549	LIBOR + 2.10%
Class D	24,412	—	N/A
Class E	32,549	—	N/A

	$325,489	$191,986

2003-1
Class A	$258,791	$248,738	LIBOR + 0.48%
Class B	67,511	67,511	LIBOR + 1.15%
Class C	45,007	45,007	LIBOR + 2.20%
Class D	33,755	—	N/A
Class E	45,007	—	N/A

	$450,071	$361,256

(1)	As of June 30, 2003, the LIBOR rate was 1.32%.

In May 2002, we completed a $227.1 million asset securitization transaction. As of June 30, 2003 and December 31, 2002, total amounts outstanding under the asset securitization were $146.4 million and $184.2 million, respectively. In conjunction with the transaction, we established CapitalSource Commercial Loan Trust 2002-1 referred to as Trust 2002-1, a single-purpose subsidiary, and contributed $275.3 million in loans, or portions thereof, to Trust 2002-1. Simultaneously with the initial contribution, Trust 2002-1 issued $172.1 million of Class A notes and $55.1 million of Class B notes to institutional investors. We retained $20.6 million of Class C notes, $27.5 million of Class D notes and 100% of the Trust 2002-1 trust certificates. The notes are collateralized by all or portions of specific commercial loans. The Class A and B notes are expected to mature on November 20, 2004 and March 20, 2005, respectively.

The 2002-1 Class C and Class D notes retained by us are non-interest bearing securities. On or after October 15, 2003, we may establish an interest rate for the Class Notes if certain conditions relating to the Class C notes have been satisfied. If we establish an interest rate for the Class C notes, we, or subsequent holders of these notes, will receive interest from the notes. Interest payments on the Class C notes are junior in payment to the interest on Class A and Class B notes and certain expenses of Trust 2002-1. The Class C notes and Class D notes will begin to receive principal cash flows under the asset securitization when the full principal balances of the Class A and Class B notes have been retired. The full principal balances of Class A and Class B notes are expected to be retired on March 20, 2005 based on an assumed 10% prepayment rate. If actual prepayment rates exceed the assumed prepayment rate, cash flows on the Class D and Class E notes may be received prior to March 20, 2005. As of June 30, 2003 and December 31, 2002, the Class C and Class D notes retained by us were financed by equity capital of $48.1 million.

In October 2002, we completed a $268.5 million asset securitization transaction. As of June 30, 2003 and December 31, 2002, total amounts outstanding under the asset securitization were $192.0 million and $241.6 million, respectively. In conjunction with the transaction, we established CapitalSource Commercial Loan Trust 2002-2, referred to as Trust 2002-2, a single-purpose subsidiary, and contributed $325.5 million in loans (or portions thereof) to Trust 2002-2. Simultaneously with the initial contribution, Trust 2002-2 issued $187.2 million of Class A notes, $48.8 million in Class B notes and $32.5 million in Class C notes to institutional investors. We retained $24.4 million of Class D notes and $32.6 million of Class E notes and 100% of the Trust 2002-2 trust certificates. The notes are collateralized by all or portions of specific commercial loans. The Class A, B, and C notes are expected to mature on May 20, 2005, August 20, 2005, and January 20, 2006, respectively.

The 2002-2 Class D and Class E notes retained by us are non-interest bearing securities. These notes will receive cash flows under the asset securitization when the full principal balances of Class A, Class B and Class C notes have been retired. The full principal balances of the Class A, Class B, and Class C notes are expected to be retired on January 20, 2006 based on an assumed 10% prepayment rate. If actual prepayment rates exceed the assume prepayment rate, cash flows on the Class D and Class E notes may be received prior to January 20, 2006. As of June 30, 2003 and December 31, 2002, the Class D and Class E notes retained by us were financed by equity capital of $38.7 million and $57.0 million, respectively, and by a repurchase agreement of $18.3 million and zero, respectively.

In April 2003, we completed $371.3 million asset securitization transaction. As of June 30, 2003, the amount outstanding under the asset securitization was $361.3 million. In conjunction with the transaction, we established CapitalSource Commercial Loan Trust 2003-1, referred to as Trust 2003-1, a single-purpose subsidiary, and contributed $450.1 million in loans (or portions thereof) to Trust 2003-1. Simultaneously with the initial contribution, Trust 2003-1 issued $258.8 million in Class A notes, $67.5 million in Class B notes and $45.0 million in Class C notes to institutional investors. We retained $33.8 million in Class D notes, $45.0 million in Class E notes and 100% in the Trust 2003-1 trust certificates. The notes are collateralized by all or portions of specific commercial loans. The Class A, B, and C notes are expected to mature on November 20, 2005, July 20, 2006, and March 20, 2007, respectively.

The 2003-1 Class D and Class E notes retained by us are non-interest bearing securities. These notes will receive cash flows under the asset securitization when the full principal balances of Class A, Class B and Class C notes have been retired. The full principal balances of the Class A, Class B and Class C notes are expected to be retired on March 20, 2007 based on the assumed 10% prepayment rate. If actual prepayment rates exceed the assumed prepayment rate, cash flows on the Class D and Class E notes may be received prior to March 20, 2007. As of June 30, 2003, the Class D and Class E notes retained by us were financed by equity capital of $53.4 million and by a repurchase agreement of $25.4 million.

The 2002-1, 2002-2, and 2003-1 asset securitizations include provisions requiring the establishment of an interest reserve. The required balance of the interest reserve is equal to approximately 90 days of interest on the outstanding notes plus the full principal amount of any delinquent loans. Generally, a loan is considered a delinquent loan when it is not a charged-off loan and the obligor is delinquent in any interest or principal payment for one day for asset-based loans or 60 days for non-asset based loans.

As of June 30, 2003 and December 31, 2002, none of the loans held in our asset securitizations was a delinquent loan. If a loan held in an asset securitization becomes delinquent in the future, we would receive either reduced or no cash flows on our retained interests from the relevant asset securitization until the interest reserve requirements thereunder are met.

The expected maturity dates discussed in the preceding paragraphs are based upon the contractual maturity dates of the underlying loans, and assume a constant annual prepayment rate of 10% and that there are no defaults or delinquencies on any of those loans. If the loans have their maturities extended, experience defaults or delinquencies, or experience a prepayment rate of less than 10%, the interest payments collected on the loans may be used to fund the interest reserve or to make principal payments on the notes. The notes issued under each asset securitization include accelerated amortization provisions that require cash flows to be applied first to fully pay the senior note holders if the senior notes remain outstanding beyond the expected maturity dates. If the accelerated amortization provisions are triggered, we would not receive cash flows from our retained junior notes until all the senior notes that have passed their expected maturity dates have been retired.

As of June 30, 2003, the 2002-1, 2002-2 and 2003-1 asset securitizations have experienced no defaults or delinquencies and have experienced prepayment rates of 20%, 24% and 5%, respectively. If these historical prepayment rates remain constant, our retained notes would be entitled to receive cash flows beginning on the following dates:

•	Trust 2002-1, Class C and D Notes – February 10, 2005;

•	Trust 2002-2, Class D and E notes – January 7, 2006; and

•	Trust 2003-1, Class D and E notes – October 16, 2007.

Repurchase Obligations

We have also sold loans and retained interests in Class D notes under repurchase agreements. Repurchase agreements are short-term financings, in which we sell loans to a third party and have an obligation to repurchase the loans on a future date. We have entered into these agreements to raise proceeds through the sale of loans or portions of loans that exceed the concentration criteria specified in our commercial paper conduit credit facilities because these loans would not be included in our borrowing base under these facilities. As a result, the use of these repurchase agreements has improved our liquidity position by providing us with increased overall borrowing capacity, while allowing us to continue to pursue alternative lending opportunities notwithstanding the concentration criteria in our commercial paper conduit credit facilities.

During the time that the third party holds all or a portion of the loan, it is entitled to any interest paid by the borrower on the portion of the loan held by the third party. These repurchase agreements provide that the purchaser may mark the loans down to fair market value, as determined by the purchaser, at any time and require us to satisfy a margin call or repurchase the loan. Assets sold under the repurchase agreements are included on the consolidated balance sheet as loans.

Under one repurchase agreement with Wachovia Bank, National Association, as counterparty, we raised $82.2 million of proceeds by selling interests in six separate loans, our interest in the Class D notes of Trust 2002-2, and our interests in the Class D notes of Trust 2003-1 totaling $109.5 million as of June 30, 2003. Interest is paid on this repurchase agreement based on LIBOR plus 2.5% which is 3.82% as of June 30, 2003. This repurchase agreement is scheduled to terminate on September 20, 2003 unless it is extended.

Under another repurchase agreement with Nomura Credit & Capital, Inc., as counterparty, we raised $8.8 million of proceeds by selling one loan totaling $9.0 million as of June 30, 2003. Interest is paid on this repurchase agreement based on LIBOR plus 2.50%, which was 3.82% as of June 30, 2003. This repurchase agreement is scheduled to terminate on January 31, 2004.

Other Liquidity

In August 2003, we entered into a $300 million credit facility with an affiliate of Credit Suisse First Boston LLC to finance healthcare mortgage loans. This facility will allow us to sell mortgage loans that we originate to the buyer for a purchase price equal to 70% of the outstanding principal balance of those mortgage loans, and we will have the obligation to repurchase the loans no later than 18 months after the sale. Our obligation to repurchase loans may be accelerated if an event of default under one or more of our purchased mortgage loans occurs and under certain other conditions, such as breach of our representations or warranties. During the time a mortgage loan is owned by the buyer, we will pay the buyer an annual rate of LIBOR plus 1.25% of the purchase price for the mortgage loan applied to the amount advanced to us on the mortgage loan. The facility expires in July 2008 and at that time we will be required to repurchase any mortgage loans not previously repurchased. In addition, any time prior to expiration of the facility, the buyer may give notice to its intention to terminate the facility and require us to repurchase all mortgage loans not earlier repurchased on the date which is 364 days from such notice of termination.

In September 2003, we entered into a $400 million credit facility with an affiliate of Citigroup Global Markets Inc. to finance our loans. This credit facility permits us to obtain financing of up to 75% of the outstanding principal balance of commercial loans we originate. During the time a commercial loan is subject to the credit facility, our borrowing rate is equal to an annual rate of LIBOR plus 1.00% applied to the amount advanced to us on the commercial loan. The credit facility has an initial term of 364 days and will be renewable by mutual agreement with our lender.

Additional liquidity is provided by our cash flow from operations. For the six months ended June 30, 2003 and 2002 and the year ended December 31, 2002, we generated cash flow from operations of $42.9 million, $12.0 million, and $46.4 million, respectively.

Proceeds from members’ contributions, borrowings on our commercial paper conduit credit facilities, and the issuance of asset-backed notes in our asset securitization transactions provide cash from financing activities. For the six months ended June 30, 2003 and 2002 and the year ended December 31, 2002, we generated cash flow from financing activities of $710.0 million, $319.9 million, and $663.5 million, respectively.

Investing activities primarily relate to loan origination. For the six months ended June 30, 2003 and 2002 and the year ended December 31, 2002, we used cash in investing activities of $673.9 million, $298.2 million, and $681.3 million, respectively.

As of June 30, 2003, the amount of our unfunded commitments to extend credit to our clients exceeded our unused available funding sources and our cash on hand by $457.5 million. The funding of our unfunded commitments is generally at our discretion based on the ability of our clients to provide additional collateral to secure the additional amounts to be funded. We believe that we have sufficient funding sources to fund short-term needs related to unfunded commitments. If we do not have sufficient funds to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could then have a material adverse effect on our business.

We expect cash from operations, other sources of capital, including additional borrowings on existing and future credit facilities, including the $400 million credit facility we are currently negotiating with an affiliate of Citigroup, the completion of additional asset securitization transactions and the proceeds of our initial public offering to be adequate to support our projected needs for funding our existing loan commitments in the short-term. We anticipate that we will access other sources of debt capital such as the unsecured debt and commercial paper markets to support our long-term growth objectives. We cannot assure you we will have access to these additional funding sources.

Off Balance Sheet Risk

Depending on the legal structure of the transaction, asset securitizations may either be accounted for as off balance sheet with a gain or loss on the sale recorded in the statement of income or accounted for as an on balance sheet financing. The asset securitization transactions completed in May 2002, October 2002 and April 2003 were all recorded as on balance sheet financings.

We are subject to off balance sheet risk in the normal course of business primarily from commitments to extend credit. As of June 30, 2003 and December 31, 2002, we had unfunded commitments to extend credit to our clients of $863.9 million and $563.0 million, respectively. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on balance sheet financial instruments we hold.

We use interest rate swap agreements to hedge fixed-rate and prime-rate loans pledged as collateral for our asset securitizations. Our interest rate swap agreements modify our exposure to interest rate risk by converting fixed-rate and prime rate loans to a 30-day LIBOR rate. Additionally, we use interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our asset securitizations. Our interest rate hedging activities protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based asset securitizations. The fair market values of the interest rate swap agreements were $(3.4) million and $(2.7) million as of June 30, 2003 and December 31, 2002, respectively. The fair value of the interest rate cap agreements was not significant as of June 30, 2003 and December 31, 2002.

We are required to enter into interest rate swaps if we have more than $50.0 million of fixed rate loans pledged as collateral under our multi-bank commercial paper conduit credit facility. As of June 30, 2003, we had only $23.2 million of fixed rate loans pledged. Therefore, as of June 30, 2003, we were not required to enter into interest rate swaps. We may make additional fixed rate loans in the future, which could require us to enter into new interest rate swap agreements.

For a detailed discussion of our derivatives and off balance sheet financial instruments, see Note 15, Derivatives and Off Balance Sheet Financial Instruments, in our audited consolidated financial statements for the years ended December 31, 2002 and 2001 included in our final prospectus dated August 6, 2003, as filed with the SEC pursuant to Rule 424(b) on August 7, 2003 and Qualitative and Quantitative Disclosures About Market Risk below.

Contractual Obligations

In addition to our scheduled maturities on our commercial paper conduit credit facilities and asset securitizations, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. We have committed to purchase $4.6 million of additional interests in three private equity funds. The contractual obligations under our repurchase agreements, commercial paper conduit credit facilities, asset securitizations, operating leases, and commitments under non-cancelable contracts as of June 30, 2003 were as follows ($ in thousands):

		Commercial Paper
	Repurchase	Conduit Credit	Asset		Non-Cancelable
	Agreements	Facilities	Securitizations	Operating Leases	Contracts	Total

2003	$82,234	$1,012	$62,908	$1,324	$1,500	$148,978
2004	8,763	554,190	198,413	2,363	—	763,729
2005	—	—	293,270	2,346	1,474	297,090
2006	—	—	108,492	2,296	—	110,788
2007	—	—	36,575	2,244	1,610	40,429
Thereafter	—	—	—	10,418	—	10,418

Total	$90,997	$555,202	$699,658	$20,991	$4,584	$1,371,432

The contractual obligations for asset securitizations are computed based on contractual maturities of the underlying loans pledged as collateral and assume a constant prepayment rate of 10%. The underlying loans are subject to prepayment, which would shorten the life of the asset securitizations. The underlying loans may be amended to extend their term, which will lengthen the life of the asset securitizations. At our option, we may substitute for prepaid loans up to 10% of the initial aggregate outstanding loan balance, which may also impact the life of the asset securitizations.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of critical accounting policies, many of which require management to make estimates and assumptions. The following describes the areas in which judgments made by our management in the application of our accounting policies significantly affect our financial condition and results of operations.

Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Amortizing term loans, original issue discounts and loan fees, net of direct costs of origination, are amortized into fee income using the effective interest method over the contractual life of the loan. Revolving lines of credit and non-amortizing term loans, original issue discounts and loan fees, net of direct costs of origination, are amortized into fee income using the straight-line method over the contractual life of the loan. Fees due at maturity are recorded using the straight-line method over the contractual life of the loan to the extent that such amounts are expected to be collected.

If a loan is 90 days or more past due, or we expect that the borrower will not be able to service its debt and other obligation, we will place the loan on non-accrual status. When a loan is placed on non-accrual status, interest receivable previously recognized as income is reversed and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We will make exceptions to this policy if the loan is well secured and in the process of collection.

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, we receive warrants or other equity interests from the client as additional origination fees. The clients granting these interests are typically not publicly traded companies. We record the equity interests received at fair market value as determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share factoring in any discounts for transfer restrictions or other terms which impact the value. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. If our estimates of value of the equity interests received are not accurate, our income could be overstated.

Allowance for Loan Losses

Our allowance for loan losses reflects the aggregate amount of reserves we have recorded for the loans in our portfolio. Using a proprietary loan reserve matrix, we assign a reserve factor to each loan in the portfolio. The reserve factor assigned dictates the percentage of the total outstanding loan balance that we reserve. The actual determination of a given loan’s reserve factor is a function of three elements:

•	the type of loan; for example, whether the loan is underwritten based on the borrower’s assets, real estate or cash flow;

•	whether the loan is senior or subordinated; and

•	the internal credit rating assigned to the loan.

For example, riskier types of loans, such as cash flow loans, are assigned higher reserve factors than less risky loans such as asset-based loans. Further, a subordinate loan would generally have a higher reserve factor than a senior loan, and loans with lower internal credit ratings would be assigned higher reserve factors than those with higher internal credit ratings.

We evaluate the internal credit ratings assigned to loans monthly to reflect the current credit risk of the borrower. The reserve factors are primarily based on historical industry loss statistics adjusted for our own credit experience and economic conditions.

We establish specific allowances for loan losses for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. We charge off loans against the allowance when realization from the sale of the collateral or the enforcement of guarantees is not expected. As of June 30, 2003, additional reserves for specific loans totaled $0.3 million. As of December 31, 2002, there were no additional reserves for specific loans.

During the year ended December 31, 2002, and in the fourth quarter of 2002 in particular, the risk profile of our loan portfolio increased as we made additional mortgage, senior secured cash flow and mezzanine loans. These types of loans have greater inherent risk compared to senior secured asset-based loans. The aggregate outstanding balance of our first mortgage, senior secured cash flow and mezzanine loans increased from $231.7 million as of December 31, 2001 to $733.8 million as of December 31, 2002. Of these loans, we originated loans representing 54% of the aggregate outstanding balance of our mezzanine loans, 49% of the aggregate outstanding balance of our senior secured cash flow loans and 50% of the aggregate outstanding balance of our mortgage loans in the fourth quarter of 2002. After careful consideration of the change in our loan portfolio’s risk profile, the board of managers of our predecessor decided to adopt our current loan loss methodology on December 18, 2002.

Prior to the adoption of our current loan loss methodology in December 2002, we evaluated the adequacy of our loan loss allowance by considering trends in past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average client balances, excess collateral and underwriting policies, among other items. We performed an account-by-account review to identify loans to be specifically provided for and charged off.

If our internal credit ratings, reserve factors, or specific allowances for loan losses are not accurate, our assets could be overstated.

Valuation of Investments in Equity Interests

With respect to investments in publicly traded equity interests, we used quoted market values to value investments in equity interests. With respect to investments in privately held equity interests, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount to reflect the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Asset Securitization Transactions

Periodically, we transfer pools of loans to special purpose entities for use in asset securitization transactions. These on balance sheet asset securitizations comprise a significant source of our overall funding, with the face amount of the outstanding loans assumed by third parties totaling $699.7 million and $514.6 million as of June 30, 2003 and December 31, 2002, respectively. On April 1, 2001, we adopted the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities, which applies prospectively to all securitization transactions occurring after June 30, 2001. Adoption of SFAS No. 140 did not have a material impact on our operations or financial position. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. If our judgments as to whether the asset securitization transactions met the requirements for on balance sheet financing were not appropriate, the accounting would be materially different with gains or losses recorded on the transfer of loans.

Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our clients’ or industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements. The sections captioned “Risk Factors” and “Business” included in our final prospectus dated August 6, 2003, as filed with the SEC pursuant to Rule 424(b) on August 7, 2003, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections in this report, discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made of to reflect the occurrence of unanticipated events.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR and the prime rate. The majority of our loan portfolio bears interest at a spread to the prime rate with the remainder bearing interest at a fixed rate or a spread to LIBOR. The interest rates on our borrowings are based on LIBOR and commercial paper rates, with the majority based on commercial paper rates. We attempt to mitigate exposure to the earnings impact of interest rate changes by lending and borrowing funds on a variable rate basis. Except as required by our various credit facilities, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit.

The following table shows the estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our loan portfolio as of June 30, 2003:

Rate Change	Estimated Change in Net Interest Income Over 12 Months

(Basis Points)	($ in thousands)
-100	$7,396
+100	(5,030)
+200	(6,300)
+300	(5,137)

As shown above, reductions in interest rates will result in greater increases in our net interest income and increases in interest rates will result in greater decreases in our net interest income due primarily to the impact of interest rate floors included in the loans representing approximately 69% of the aggregate principal amount outstanding as of June 30, 2003.

We also are exposed to changes in market values of our investment in equity interests, a majority of which are carried at fair value. As of June 30, 2003 and December 31, 2002, investments in equity interests totaled $29.7 million and $23.7 million, respectively, and our unrealized gain on those equity interests totaled $5.0 million and $2.3 million, respectively.

Item 4: Controls and Procedures

As of June 30, 2003, CapitalSource carried out an evaluation, under the supervision and with the participation of the CapitalSource’s management, including CapitalSource’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CapitalSource’s disclosure and controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon that evaluation, CapitalSource’s Chief Executive Officer and Chief Financial Officer concluded that CapitalSource’s disclosure controls and procedures are effective in timely alerting them to material information relating to CapitalSource (including its consolidated subsidiaries) that is required to be in CapitalSource’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in CapitalSource’s internal controls or, to CapitalSource’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date CapitalSource carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1: Legal Proceedings

None

Item 2: Changes in Securities and Use of Proceeds

On August 12, 2003, we closed the sale of 23.43 million shares of our common stock in our initial public offering. Of this amount, a total of 18.13 million shares were sold by us and 5.3 million shares were sold by selling stockholders. The closing included 2.13 million shares of common stock sold by us pursuant to the exercise of the underwriters’ over-allotment option. The initial public offering price was $14.50 per share. The aggregate sale price for all of the shares we sold was approximately $263 million resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $247 million. We did not receive any proceeds from the shares sold by the selling stockholders.

We used the net proceeds from the initial public offering to repay indebtedness under our commercial paper conduit credit facilities and one of our repurchase agreements:

•	We used approximately $28.2 million of the net proceeds from the initial public offering to repay all of the outstanding indebtedness under our $115 million commercial paper conduit credit facility with Wachovia Securities, Inc.

•	We used $141.0 million of the net proceeds from the initial public offering to repay the outstanding indebtedness under our primary $700 million commercial paper conduit credit facility with five commercial banks, for which Wachovia Securities, Inc. serves as the administrative agent.

•	We used $45.7 million of the net proceeds from the initial public offering to repay the outstanding indebtedness under our repurchase agreement with Wachovia Bank, National Association.

We will use additional borrowing capacity created by the repayments under these credit facilities and repurchase agreement to fund newly originated and existing loans in our portfolio as the need arises. We retained the remaining $32.1 million of the net proceeds from the initial public offering primarily to fund newly originated and existing loans in our portfolio as well as general business purposes including payment of other offering costs.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

The Exhibit Index attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

Date: September 18, 2003	/s/ JOHN K. DELANEY

John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: September 18, 2003	/s/ THOMAS A. FINK

Thomas A. Fink Chief Financial Officer (Principal Financial Officer)

Date: September 18, 2003	/s/ JAMES M. MOZINGO

James M. Mozingo Controller (Principal Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

4.1	Form of Certificate of Common Stock (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

4.2	Indenture dated as of May 16, 2002, by and between CapitalSource Commercial Loan Trust 2002-1 and Wells Fargo Bank Minnesota, National Association (incorporated by reference to the same-number exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

4.3	Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2 and Wells Fargo Bank Minnesota, National Association (incorporated by reference to the same-number exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

4.4	Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2003-1 and Wells Fargo Bank Minnesota, National Association (incorporated by reference to the same-number exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

10.1	Letter Agreement, dated as of April 21, 2003, between the registrant and Thomas A. Fink (incorporated by reference to exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).**

10.2	Amendment to No. 2 to Third Amendment and Restated Loan Certificate and Servicing Agent, dated as of April 22, 2003 (incorporated by reference to exhibit 10.7.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

10.3	Sale and Servicing Agent, dated as of April 17, 2003, by and among CapitalSource Commercial Loan Trust 2003-1, as the Issuer, CapitalSource Commercial Loan, LLC, 2003-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to exhibit 10.15 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

31.1	Certificate of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Denotes management contract or compensatory plan or arrangement