Form 10-Q
period 2003-09-30
CAPITALSOURCE INC
filed 2003-11-07
CIK 1241199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

Commission File No. 1-31753

CapitalSource Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2206895

State of Incorporation	(I.R.S. Employer Identification No.)

4445 Willard Avenue, 12th Floor
Chevy Chase, MD	20815

(Address of Principal Executive Offices)	(Zip Code)

(800) 370-9431

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☑ No

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Shares Outstanding at October 31, 2003
Common Stock, par value $0.01	117,659,100

CAPITALSOURCE INC.
TABLE OF CONTENTS

CapitalSource Inc.
Consolidated Balance Sheets
($ in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$109,922	$49,806
Restricted cash	39,780	28,873
Loans:
Loans	1,987,089	1,073,680
Less deferred fees and discounts	(54,645)	(30,316)
Less allowance for loan losses	(15,149)	(6,688)

Loans, net	1,917,295	1,036,676
Investments in equity interests	39,135	23,670
Deferred financing fees, net	16,343	11,214
Property and equipment, net	7,000	5,087
Other assets	9,872	5,279

Total assets	$2,139,347	$1,160,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase obligations	$53,016	$—
Credit facilities	619,743	240,501
Term debt	600,788	428,585
Accounts payable and other liabilities	31,086	15,803
Due diligence deposits	1,223	2,034

Total liabilities	1,305,856	686,923
Shareholders’ equity:
Members’ equity (101,000,000 units authorized; no units and 99,289,800 units outstanding, respectively)	—	473,765
Common stock ($0.01 par value, 500,000,000 shares authorized; 117,643,100 and no shares outstanding, respectively)	1,176	—
Additional paid-in capital	754,509	—
Retained earnings	78,574	—
Deferred compensation	(768)	—
Accumulated other comprehensive loss	—	(83)

Total shareholders’ equity	833,491	473,682

Total liabilities and shareholders’ equity	$2,139,347	$1,160,605

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Income
(Unaudited)
($ in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net interest and fee income:
Interest	$47,336	$20,279	$121,372	$48,389
Fee income	15,105	4,415	35,238	12,369

Total interest and fee income	62,441	24,694	156,610	60,758
Interest expense	10,304	4,148	27,409	9,251

Net interest and fee income	52,137	20,546	129,201	51,507
Provision for loan losses	3,687	—	8,461	—

Net interest and fee income after provision for loan losses	48,450	20,546	120,740	51,507
Operating expenses:
Compensation and benefits	11,553	5,448	30,618	14,060
Other administrative expenses	5,761	3,155	14,884	7,699

Total operating expenses	17,314	8,603	45,502	21,759
Other income (expense):
Diligence deposits forfeited	230	371	2,224	1,029
Gain (loss) on equity interests	4,985	(30)	5,099	2,934
Gain (loss) on derivatives	431	(705)	(68)	(784)
Other income	1,077	600	2,231	660

Total other income	6,723	236	9,486	3,839

Net income before income taxes	37,859	12,179	84,724	33,587
Income taxes	6,564	—	6,564	—

Net income	$31,295	$12,179	$78,160	$33,587

Net income per share:
Basic	$0.29	$0.12	$0.77	$0.34
Diluted	$0.28	$0.12	$0.75	$0.34
Average shares outstanding:
Basic	108,969,401	97,666,383	101,751,387	97,637,290
Diluted	110,824,452	99,765,632	103,600,367	99,679,930

See accompanying notes.

CapitalSource Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)
($ in thousands)

						Accumulated
			Additional			Other	Total
	Members’	Common	Paid-in-	Retained	Deferred	Comprehensive	Shareholders’
	Equity	Stock	Capital	Earnings	Compensation	Income (Loss)	Equity

Total members’ equity as of December 31, 2002	$473,765	$—	$—	$—	$—	$(83)	$473,682
Net income	56,981	—	—	21,179	—	—	78,160
Change in unrealized loss on securities	—	—	—	—	—	83	83
Members’ equity contributions	71,153	—	—	—	—	—	71,153
Members’ distributions	(32,698)	—	—	—	—	—	(32,698)
Proceeds from initial public offering	—	181	262,704	—	—	—	262,885
Equity raising costs	—	—	(20,269)	—	—	—	(20,269)
Reorganization from LLC to “C” corporation	(570,367)	995	511,977	57,395	—	—	—
Amortization of compensatory options	202	—	60	—	—	—	262
Exercise of options	26	—	37	—	—	—	63
Deferred compensation on issuance of restricted units	938	—	—	—	(938)	—	—
Amortization of deferred compensation	—	—	—	—	170	—	170

Total shareholders’ equity as of September 30, 2003	$—	$1,176	$754,509	$78,574	$(768)	$—	$833,491

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating Activities:
Net income	$78,160	$33,587
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of compensatory options	262	160
Amortization of deferred fees	(24,836)	(8,095)
Provision for loan losses	8,461	—
Amortization of deferred financing fees	5,449	1,309
Depreciation and amortization	931	681
Benefit from deferred income taxes	(1,979)	—
Amortization of deferred stock compensation	170	—
Gain on equity interests	(5,099)	(2,934)
Loss on derivatives	68	784
Increase in other assets	(2,614)	(234)
Increase in accounts payable and other liabilities	15,128	4,992
(Decrease) increase in due diligence deposits	(811)	967

Cash provided by operating activities	73,290	31,217
Investing Activities:
Increase in restricted cash	(10,907)	(12,132)
Net increase in loans	(864,312)	(347,838)
Investments in equity interests	(10,282)	(7,032)
Acquisition of property and equipment	(2,844)	(3,492)

Cash used in investing activities	(888,345)	(370,494)
Financing Activities:
Members’ contributions, net	71,153	190,969
Distributions	(32,698)	(11,000)
Proceeds from issuance of common stock, net	242,616	—
Exercise of options	63	356
Net borrowings under repurchase obligations	53,016	—
Net borrowings (repayments) on credit facilities	379,242	(21,576)
Borrowings of term debt	371,309	204,739
Repayments of term debt	(199,012)	—
Payment of deferred financing fees	(10,518)	(5,997)

Cash provided by financing activities	875,171	357,491

Increase in cash and cash equivalents	60,116	18,214
Cash and cash equivalents at beginning of period	49,806	21,150

Cash and cash equivalents at end of period	$109,922	$39,364

See accompanying notes.

CapitalSource Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1. Organization

CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial finance company that provides a broad array of financial products to small and medium-sized businesses. CapitalSource provides the following products:

•	Senior Secured Asset-Based Loans – loans secured by accounts receivable, inventory, equipment, and/or other assets;

•	Senior Secured Cash Flow Loans – loans secured by a first priority lien on assets;

•	First Mortgage Loans – non-traditional, short-term real estate loans;

•	Mezzanine Loans – loans with subordinated lien positions; and

•	Private Equity Co-Investments – opportunistic equity investments, typically in conjunction with lending relationships and on the same terms as other equity investors.

CapitalSource is the parent company of the following significant subsidiaries:

Entity	Purpose
CapitalSource Finance LLC	Primary operating subsidiary that conducts lending business of CapitalSource.

CapitalSource Analytics LLC	Conducts underwriting and due diligence functions.

CapitalSource Funding LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with warehouse credit facility.

CS Funding II Depositor LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with warehouse credit facility.

CapitalSource Acquisition Funding LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with warehouse credit facility.

CapitalSource Repo Funding LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with repurchase obligations.

CapitalSource Commercial Loan Trust 2002-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

CapitalSource Commercial Loan Trust 2002-2	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

CapitalSource Commercial Loan Trust 2003-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

CapitalSource Mortgage Finance LLC	Underwrites, originates and sells federally insured mortgage loans.

CS Equity LLC	Retains investments in equity interests.

On August 6, 2003, CapitalSource became the successor to CapitalSource Holdings LLC (“CapitalSource Holdings”) through a reorganization. In the reorganization, a wholly owned subsidiary of CapitalSource merged with and into CapitalSource Holdings, with CapitalSource Holdings continuing as a wholly owned subsidiary of CapitalSource. As a result of the merger, the existing holders of units of membership interest in CapitalSource Holdings received, on a one-for-one basis, shares of CapitalSource common stock in exchange for their units, and the shares of CapitalSource common stock owned by CapitalSource Holdings were canceled.

On August 12, 2003, CapitalSource completed the sale of 23.43 million shares of common stock in our initial public offering. Of this amount, a total of 18.13 million shares were sold by us and 5.3 million shares were sold by selling stockholders. The closing included 2.13 million shares of common stock sold by us pursuant to the exercise of the underwriters’ over-allotment option. The initial public offering price was $14.50 per share. The aggregate sale price for all of the shares we sold was approximately $263 million, resulting in net proceeds to us, after payment of underwriting discounts, commissions, and other expenses of approximately $242 million. CapitalSource did not receive any proceeds from the shares sold by the selling stockholders. We used the net proceeds from the initial public offering to repay indebtedness under our credit facilities and one of our repurchase obligations.

Note 2. Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements Basis of Presentation

Interim consolidated financial statements of CapitalSource are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2002 and 2001 and the period from September 7, 2000 (inception) through December 31, 2000.

The accompanying financial statements reflect the consolidated accounts of CapitalSource, including all of its subsidiaries and the related consolidated results of operations with all significant intercompany balances eliminated.

New Accounting Pronouncements

Effective January 1, 2003, CapitalSource adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. The types of contracts we enter into that meet the scope of this interpretation are standby letters of credit issued on behalf of borrowers. FIN 45 is effective for the guarantees issued or modified after December 31, 2002. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

Effective July 1, 2003, CapitalSource adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

Note 3. Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2003 and 2002 was as follows:

Balance as of December 31, 2002	$6,688
Provision for loan losses	8,461
Charge-offs	—

Balance as of September 30, 2003	$15,149

Balance as of December 31, 2001	$—
Provision for loan losses	—
Charge-offs	—

Balance as of September 30, 2002	$—

As of September 30, 2003, impaired loans totaled $11.5 million. Specific reserves for the impaired loans were $2.1 million as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. As of December 31, 2002, there were no impaired loans. Additionally, as of September 30, 2003, loans with an aggregate outstanding principal balance of $9.2 million were on non-accrual status.

For the nine months ending September 30, 2003, three loans with a carrying value of $33.0 million as of September 30, 2003 were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. For the year ended December 31, 2002, there were no loans classified as troubled debt restructurings.

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

We considered Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, to determine if the assets acquired constituted a business. Since all but a de minimis amount of the fair value of the transferred set of activities and assets is represented by a single tangible asset, the loan portfolio, the concentration of value in the single asset is an indicator that an asset rather than a business was purchased. Therefore, we have accounted for the acquisition of loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, by expensing the costs associated with the acquisition.

Note 5. Borrowings

Repurchase Obligation

In August 2003, CapitalSource entered into a $300 million master repurchase agreement with an affiliate of Credit Suisse First Boston LLC (“CSFB”) to finance healthcare mortgage loans. This repurchase agreement will allow us to sell mortgage loans that we originate to CSFB for a purchase price equal to 70% of the outstanding principal balance of those mortgage loans, and we will have the obligation to repurchase the loans no later than 18 months after the sale. Our obligation to repurchase loans may be accelerated if an event of default under one or more of our purchased mortgage loans occurs and under certain other conditions, such as a breach of our representations or warranties under the repurchase agreement. During the time a mortgage loan is owned by CSFB, we will pay CSFB an annual rate of LIBOR plus 1.25% the amount advanced to us on the mortgage loan. The repurchase agreement is scheduled to terminate on July 31, 2008, and at that time we will be required to repurchase any mortgage loans not previously repurchased. In addition, at any time prior to expiration of the repurchase agreement, CSFB may give notice of its intention to terminate the repurchase agreement and require us to repurchase all outstanding mortgage loans on the date which is 364 days from such notice of termination. As of September 30, 2003, no amount was outstanding under the CSFB repurchase agreement.

Credit Facility

In September 2003, CapitalSource entered into a $400 million credit facility with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) to finance our loans. The credit facility permits us to obtain financing of up to 75% of the outstanding principal balance of commercial loans we originate and transfer to this facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. During the time a commercial loan is subject to the credit facility, we will pay Citigroup a percentage equal to an annual rate of LIBOR plus 1.00% applied to the amount advanced to us on the commercial loan. The credit facility has an initial term of 364 days and is renewable by mutual agreement with Citigroup. As of September 30, 2003, the outstanding balance under the Citigroup credit facility was $65.1 million.

Note 6. Shareholders’ Equity

From September 7, 2000 (inception) through August 30, 2002, there were three classes of interests in CapitalSource Holdings: preferred interests, common interests and employee units. On August 30, 2002, CapitalSource Holdings completed a recapitalization, pursuant to which all preferred interests and employee units were converted into common interests (“Units”). The recapitalization transferred ownership interests from the preferred interests holders to the holders of common interest and employee units, eliminated certain preferred return provisions to the preferred interest holders, and reduced the capital commitments of the members from $542.4 million to $511.0 million.

During the period from January 1, 2003 to August 6, 2003, members contributed capital of $71.2 million and we paid distributions of $32.7 million to members.

On August 6, 2003, CapitalSource became the successor to CapitalSource Holdings through a reorganization. In the reorganization, the existing holders of units of membership interests in CapitalSource Holdings received, on a one-for-one basis, shares of CapitalSource common stock in exchange for their units, and the shares of CapitalSource common stock owned by CapitalSource Holdings were canceled.

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

Note 7. Income Taxes

The effective tax rate differed from the statutory federal corporate income tax rate as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	0.0	0.9	0.0
Benefit from deferred taxes (1)	(10.5)	0.0	(4.7)	0.0
Other (2)	(9.3)	(35.0)	(23.5)	(35.0)

Effective tax rate	17.3%	0.0%	7.7%	0.0%

(1)	Immediately after reorganizing as a “C” corporation on August 6, 2003, CapitalSource recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate.

(2)	CapitalSource provided for income taxes on the income earned from August 7, 2003 through September 30, 2003 based on a 38% effective tax rate. Prior to its reorganization as a “C” corporation on August 6, 2003, CapitalSource operated as a limited liability company and all income taxes were paid by the members.

Note 8. Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) relates to the unrealized gain (loss) on available-for-sale security for the three and nine months ended September 30, 2003 and 2002 was as follows ($ in thousands):

Balance as of June 30, 2003	$—
Current-period change	—

Balance as of September 30, 2003	$—

Balance as of June 30, 2002	$—
Current-period change	—

Balance as of September 30, 2002	$—

Balance as of December 31, 2002	$(83)
Current-period change	83

Balance as of September 30, 2003	$—

Balance as of December 31, 2001	$—
Current-period change	—

Balance as of September 30, 2002	$—

Comprehensive income for the three and nine months ended September 30, 2003 was $31,295 and $78,243, respectively. Comprehensive income for the three and nine months ended September 30, 2002 equaled net income.

Note 9. Net Income per Share

The computation of basic and diluted net income per share for the three and nine months ended September 30, 2003 and 2002 was as follows ($ in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic net income per share:
Net income	$31,295	$12,179	$78,160	$33,587
Average shares – basic (1)	108,969,401	97,666,383	101,751,387	97,637,290

Basic net income per share	$0.29	$0.12	$0.77	$0.34

Diluted net income per share:
Net income	$31,295	$12,179	$78,160	$33,587
Average shares – basic (1)	108,969,401	97,666,383	101,751,387	97,637,290
Effect of dilutive securities:
Option shares and unvested restricted stock	1,855,051	2,099,249	1,848,980	2,042,640

Average shares – diluted (1)	110,824,452	99,765,632	103,600,367	99,679,930

Diluted net income per share	$0.28	$0.12	$0.75	$0.34

(1)  Adjusted to reflect the recapitalization that took place on August 30, 2002 as if it occurred on January 1, 2002. For additional description of the recapitalization, see note 6.

Note 10. Employee Incentive Plan

CapitalSource accounts for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and net income per share if CapitalSource had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation ($ in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income as reported	$31,295	$12,179	$78,160	$33,587
Add back: Stock-based compensation expense included in reported net income	81	78	317	154
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(367)	(95)	(1,154)	(295)

Pro forma net income	$31,009	$12,162	$77,323	$33,446

Net income per share:
Basic – as reported	$0.29	$0.12	$0.77	$0.34

Basic – pro forma	$0.28	$0.12	$0.76	$0.34

Diluted – as reported	$0.28	$0.12	$0.75	$0.34

Diluted – pro forma	$0.28	$0.12	$0.75	$0.34

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Dividend yield	—	—	—	—
Expected volatility	30%	30%	30%	30%
Risk-free interest rate	3.43%	3.22%	3.43%	3.22%
Expected life	6 years	6 years	6 years	6 years

Note 11. Guarantees

As of September 30, 2003, CapitalSource had arranged for $51.0 million of standby letters of credit in conjunction with certain loans to its borrowers. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, CapitalSource would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. In accordance with FIN 45, CapitalSource included the fair value of these obligations, totaling $1.8 million, in the Consolidated Balance Sheet as of September 30, 2003.

Note 12. Subsequent Event

In October 2003, CapitalSource sold an equity investment in MedCap Properties LLC for cash consideration of $16.1 million, generating an estimated pretax gain of $14.0 million.

Pursuant to the terms of the sale, approximately $2.1 million of additional proceeds is currently being held on behalf of CapitalSource in an indemnity escrow account until March 31, 2005 to cover certain defined potential future liabilities. The receipt of any or all of these proceeds is contingent upon future events which are beyond CapitalSource’s control.

Additionally, a special-purpose limited liability company was created in this transaction, and CapitalSource retains an equity interest in that entity which had a carrying value of $2.1 million as of October 2, 2003.

CapitalSource will incur additional expenses related to the gain generated by this sale transaction, including an increase in bonus compensation.

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

Overview

We are a specialized commercial finance company providing loans to small and medium-sized businesses. Our goal is to be the lender of choice for small and medium-sized businesses with annual revenues ranging from $5 million to $250 million that require customized and sophisticated debt financings. We conduct our business in one reportable segment through three focused lending groups:

•	Corporate Finance, which provides senior and mezzanine loans principally to businesses backed by private equity sponsors;

•	HealthCare Finance, which provides asset-based revolving lines of credit, mortgage, and other secured loans to a broad range of healthcare companies; and

•	Structured Finance, which provides asset-based lending to finance companies and commercial real estate owners.

We offer a range of senior secured asset-based loans, first mortgage loans, senior-secured cash flow loans and mezzanine loans to our clients. Our loans generally mature in two to five years and range in size from $1 million to $50 million. Virtually all of our loans require monthly interest payments at floating rates. In many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. As of September 30, 2003, $1.4 billion, or 69%, of the aggregate outstanding principal amount of our loan portfolio had interest rate floors. Of this amount, loans representing 99.2% of the outstanding principal amount of the loans with interest rate floors bore interest at the interest rate floor as of September 30, 2003.

Our revenue consists of interest and fees from our loans and, to a lesser extent, other income which includes unrealized appreciation (depreciation) on certain equity interests and gains (losses) on the sale of warrants and other equity interests. Our expenses consist of interest expense and operating expenses which include compensation and employee benefits and other administrative expenses.

The primary driver of our results of operations and financial condition has been our significant growth since our inception on September 7, 2000. Our interest earning assets, which consist primarily of loans, grew from $1.2 billion to $2.1 billion, or 75%, from December 31, 2002 to September 30, 2003 and generated a gross yield of 12.01% for the nine months ended September 30, 2003.

We believe that our rapid growth has not adversely affected the credit quality of our portfolio. We have not recorded a loan charge off since inception. As of September 30, 2003, one of our first mortgage loans was 60 or more days delinquent. As of that date, the approximate outstanding principal amount of the loan was $4.8 million and the delinquent amount was less than $0.2 million. Additionally, as of September 30, 2003, loans with an aggregate outstanding principal balance of $9.2 million were on non-accrual status. We expect to experience credit losses in the future and have established an allowance for loan losses consistent with our expectation of losses inherent in our portfolio.

Like all lenders our business depends on our access to external sources of financing and the cost of such funding. Since inception, we have funded our business through a combination of credit facilities, term debt, repurchase obligations, $511 million of equity capital raised from private investors, $247 million of equity raised from our initial public offering and retained earnings. The interest cost of our borrowings for the nine months ended September 30, 2003 was 3.26%. Our term debt comprises securitization transactions all of which have been accounted for as on balance sheet financings with no gain or loss recorded on the transactions. As of September 30, 2003, our debt to equity ratio was 1.53x. We believe that our capital structure and access to additional funding sources provide us with the flexibility to continue to grow our assets as we pursue attractive lending opportunities.

We accelerated our investments in our staffing and other operational assets during our first years in operation. As a result, we believe our expenses will continue to decrease as a percentage of our average total assets as we continue to carefully control our operating expenses and spread these expenses over a growing portfolio of loans. For the nine months ended September 30, 2003, the ratio of our operating expenses to average total assets was 3.49%, down from 4.54% for the nine months ended September 30, 2002.

Portfolio Composition

The schedule below shows the average loan size and average loan size per client by lending group as of September 30, 2003:

				Average Loan Size
	Number	Average Loan Size	Number	Per Client
	of Loans	($ in thousands)	of Clients	($ in thousands)

Composition of portfolio by lending group:
Corporate Finance	113	$7,250	61	$13,431
HealthCare Finance	149	3,742	118	4,725
Structured Finance	108	5,650	104	5,868

Overall Portfolio	370	$5,370	283	$7,022

The schedule below shows the composition of our loan portfolio by type and by lending group as of the dates shown:

	September 30, 2003		December 31, 2002

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$732,115	37%	$339,903	32%
Senior secured cash flow loans	613,670	31	259,161	24
First mortgage loans	494,579	25	350,668	33
Mezzanine loans	146,725	7	123,948	11

Total	$1,987,089	100%	$1,073,680	100%

Composition of portfolio by lending group:
Corporate Finance	$819,299	41%	$387,314	36%
HealthCare Finance	557,555	28	321,825	30
Structured Finance	610,235	31	364,541	34

Total	$1,987,089	100%	$1,073,680	100%

Interest and Fee Income

Interest and fee income are commercial loan interest and net fee income earned from our commercial loan operations. Virtually all of our loans charge interest at variable rates that generally adjust monthly. Loans representing approximately 69% of the aggregate outstanding balance of our loan portfolio as of September 30, 2003 have interest rate floors, which protect us from an erosion of earnings in a declining interest rate environment. As interest rates rise, our interest income on loans with interest rate floors will not increase until the contractual interest rates exceed the level of the floors. Fee income includes the amortization of loan origination fees, net of the direct costs of origination, amortization of original issue discount, the amortization of the discount on loans acquired and other fees charged to borrowers. Loan prepayments may materially affect fee income since, in the period of prepayment, the amortization of remaining net loan origination fees and discounts is accelerated and prepayment penalties may be assessed on the prepaid loans.

Interest Expense

Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. All of our borrowings charge interest at variable rates based on LIBOR or commercial paper rates plus a margin. As our borrowings increase and as interest rates rise, our interest expense will increase. Deferred financing fees and the cost of acquiring debt, such as commitment fees and legal fees, are amortized over the life of the borrowing.

Provision for Loan Losses

The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan losses. As we add new loans to our portfolio, or if the credit quality of the portfolio declines, we record a provision to increase the allowance for loan losses.

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

Since reorganizing into a “C” corporation for income tax purposes in August 2003, we are responsible for paying federal, state and local income taxes. Deferred tax liabilities and assets have been reflected in the Consolidated Statement of Income. Deferred tax liabilities and assets are determined based on the differences between the book value and the tax basis of particular assets and liabilities, using tax rates scheduled to be in effect for the years in which the differences are expected to reverse.

Results of Operations

Comparison of the Three Months Ended September 30, 2003 and 2002

Interest Income

Interest income increased $27.0 million, or 133%, from $20.3 million for the three months ended September 30, 2002 to $47.3 million for the three months ended September 30, 2003. The increase was due to growth in average interest earning assets of $1.2 billion, or 157%, offset by a decline in the yield on average interest earning assets of 17 basis points. The decline in the yield on average interest earning assets was due primarily to overall declines in market interest rates.

Fee Income

Fee income increased $10.7 million, or 243%, from $4.4 million for the three months ended September 30, 2002 to $15.1 million for the three months ended September 30, 2003. The increase was primarily due to the recognition of fee income associated with the accelerated amortization of loan discounts and early prepayment fees in the aggregate amount of $5.9 million, for the three months ended September 30, 2003. In addition, the accretion of loan discounts into fee income related to purchased loans contributed $1.8 million in additional fee income for the three months ended September 30, 2003. The remaining $3.0 million increase in fee income was due to the overall growth in interest earning assets.

Interest Expense

Interest expense increased $6.2 million, or 151%, from $4.1 million for the three months ended September 30, 2002 to $10.3 million for the three months ended September 30, 2003. The increase was due to an increase in average borrowings of $879.3 million, or 205%, to fund growth in interest earning assets and an increase in our debt to equity ratio from 0.91x as September 30, 2002 to 1.53x as of September 30, 2003. This increase was offset by a decrease in our cost of borrowings of 71 basis points from 3.83% for the three months ended September 30, 2002 to 3.12% for the three months ended September 30, 2003. This decrease was a result of the falling interest rate environment during the period.

Net Interest Margin

Net interest margin, defined as net interest income divided by average interest earning assets, declined 11 basis points from 10.21% for the three months ended September 30, 2002 to 10.10%, for the three months ended September 30, 2003. The decrease in net interest margin was due to an increase in our debt to equity ratio due to additional borrowings, partially offset by an increase in net interest spread. Net interest spread, the difference between our gross yield on interest earning assets and the total cost of our interest bearing liabilities, increased 54 basis points from 8.44% for the three months ended September 30, 2002 to 8.98% for the three months ended September 30, 2003. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The increase in net interest spread is largely attributable to the 74 basis point increase in yield from fee income primarily due to the recognition of $5.9 million in fee income related to the accelerated amortization of loan discount and prepayment fees of loans that paid off early during the three months ended September 30, 2003 and the 71 basis point decrease in our cost of funds from 3.83% for the three months ended September 30, 2002 to 3.12% for the three months ended September 30, 2003. These factors were offset by the 91 basis point decline in the yield from interest income resulting in a net increase in net interest spread of 54 basis points.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002

	($ in thousands)
		Interest and			Interest and
		Fee Income/	Average		Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Interest earning assets:
Interest income		$47,336	9.17%		$20,279	10.08%
Fee income		15,105	2.93		4,415	2.19

Total interest earning assets (1)	$2,047,672	62,441	12.10	$798,241	24,694	12.27
Total interest bearing liabilities (2)	1,308,889	10,304	3.12	429,620	4,148	3.83

Net interest spread		$52,137	8.98%		$20,546	8.44%

Net interest margin (net yield on interest earning assets)			10.10%			10.21%

(1)	Interest earning assets include cash, restricted cash and gross loans.

(2)	Interest bearing liabilities include repurchase obligations, credit facilities and term debt.

Provision for Loan Losses

The provision for loan losses increased from zero for the three months ended September 30, 2002 to $3.7 million for the three months ended September 30, 2003. In December 2002, CapitalSource changed its methodology for calculating allowance for loan losses. The increase in the provision reflected the growth in the portfolio, the seasoning of the portfolio and the change in our methodology. As of September 30, 2003, one of our first mortgage loans was 60 or more days delinquent. As of that date, the approximate outstanding principal amount of this delinquent loan was $4.8 million and the delinquent amount was less than $0.2 million. As of December 31, 2002, none of our loans were 60 days or more delinquent or on non-accrual status. During the three months ended September 30, 2003, we recorded specific reserves of $1.8 million for loans which we considered to be impaired.

Other Income

Other income increased $6.5 million from $0.2 million for the three months ended September 30, 2002 to $6.7 million for the three months ended September 30, 2003. Other income for the three months ended September 30, 2003 included gains on equity interests of $5.0 million. Other income also included a $1.1 million increase in gain (loss) on derivatives from $(0.7) million for the three months ended September 30, 2002 to $0.4 million for the three months ended September 30, 2003. The increase in other income also was partially attributable to an increase of $0.3 million in trading fees arising from our activities in originating and servicing federally insured mortgage loans to clients of our HealthCare Finance Group and an increase of $0.1 million in diligence deposits forfeited.

Operating Expenses

Operating expenses increased $8.7 million, or 101%, from $8.6 million for the three months ended September 30, 2002 to $17.3 million for the three months ended September 30, 2003. Contributing to the increase was higher employee compensation, which increased $6.2 million, or 115%. The higher employee compensation was attributable to the increase in employees from 143 as of September 30, 2002 to 269 as of September 30, 2003, as well as higher incentive compensation relating to the growth in our operating profits. A significant portion of the employee compensation is composed of annual bonuses, which we accrue throughout the year. For the three months ended September 30, 2003 and 2002, bonus expense totaled $5.1 million and $1.9 million, respectively. The remaining $2.5 million increase in operating expenses for the three months ended September 30, 2003 was attributable to an increase of $0.3 million in travel and entertainment expenses, $0.2 million in professional fees, $0.4 million in rent, $0.5 million in insurance, and $1.1 million in other general business expenses.

Operating expenses as a percentage of average total assets decreased from 4.25% for the three months ended September 30, 2002 to 3.36% for the three months ended September 30, 2003. Our efficiency ratio decreased from 41.9% for the three months ended September 30, 2002 to 33.2% for the three months ended September 30, 2003. The improvements in operating expenses as a percentage of average total assets and the efficiency ratio were attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of loans.

Income Taxes

We provided for income taxes on the income earned from August 7, 2003 to September 30, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members. At the reorganization date, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate. Since we were not a taxpayer prior to August 7, 2003 and due to the one-time deferred tax benefit, our effective tax rate for the three months ended September 30, 2003 was 17.3%.

Comparison of the Nine Months Ended September 30, 2003 and 2002

Interest Income

Interest income increased $73.0 million, or 151%, from $48.4 million for the nine months ended September 30, 2002 to $121.4 million for the nine months ended September 30, 2003. The increase was due to growth in average interest earning assets of $1.1 billion, or 173%, offset by a decline in the yield on average interest earning assets of 72 basis points. The decline in the yield on average interest earning assets was due largely to overall declines in market interest rates.

Fee Income

Fee income increased $22.8 million, or 184%, from $12.4 million for the nine months ended September 30, 2002 to $35.2 million for the nine months ended September 30, 2003. The increase was primarily due to the recognition of fee income associated with the accelerated amortization of loan discounts and early prepayment fees in the aggregate amount of $11.1 million for the nine months ended September 30, 2003. In addition, the accretion of loan discounts into fee income related to pools of purchased loans contributed $3.7 million in additional fee income for the nine months ended September 30, 2003. The remaining increase in fee income of $8.0 million was due to overall growth in interest earning assets.

Interest Expense

Interest expense increased $18.1 million, or 195%, from $9.3 million for the nine months ended September 30, 2002 to $27.4 million for the nine months ended September 30, 2003. The increase was due to increased average borrowings of $792.9 million, or 240%, to fund growth in interest earning assets and an increase in debt to equity ratio from 0.91x as of September 30, 2002 to 1.53x as of September 30, 2003. This increase was offset by a decrease in our cost of borrowings of 49 basis points from 3.75% for the nine months ended September 30, 2002 to 3.26% for the nine months ended September 30, 2003. This decrease was a result of the falling interest rate environment during the period.

Net Interest Margin

Net interest margin declined 89 basis points from 10.80% for the nine months ended September 30, 2002 to 9.91% for nine months ended September 30, 2003. The decrease in net interest margin was due to an increase in our debt to equity ratio due to additional borrowings. A decline in our net interest spread also contributed to the decrease in net interest margin. Net interest spread declined 23 basis points. The decline in net interest spread was due primarily to the overall declines in market interest rates, which led to a corresponding decline in the yield on average interest-earning assets of 72 basis points.

The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002

	($ in thousands)
		Interest and			Interest and
		Fee Income/	Average		Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Interest earning assets:
Interest income		$121,372	9.31%		$48,389	10.16%
Fee income		35,238	2.70		12,369	2.60

Total interest earning assets (1)	$1,743,419	156,610	12.01	$637,023	60,758	12.76
Total interest bearing liabilities (2)	1,122,794	27,409	3.26	329,917	9,251	3.75

Net interest spread		$129,201	8.75%		$51,507	9.01%

Net interest margin (net yield on interest earning assets)			9.91%			10.81%

(1)	Interest earning assets include cash, restricted cash and gross loans.

(2)	Interest bearing liabilities include repurchase obligations, credit facilities and term debt.

Provision for Loan Losses

The provision for loan losses increased from zero for the nine months ended September 30, 2002 to $8.5 million for the nine months ended September 30, 2003. In December 2002, CapitalSource changed its methodology for calculating allowance for loan losses. The increase in the provision reflected the growth in the portfolio, the seasoning of the portfolio and the change in our methodology. As of September 30, 2003, one of our first mortgage loans was 60 or more days delinquent. As of that date, the approximate outstanding principal amount of this delinquent loan was $4.8 million and the delinquent amount was less than $0.2 million. As of December 31, 2002, none of our loans were 60 days or more delinquent or on non-accrual status. During the nine months ended September 30, 2003, we recorded specific reserves of $2.1 million for loans which we considered to be impaired.

Other Income

Other income increased $5.6 million from $3.9 million for the nine months ended September 30, 2002 to $9.5 million for the nine months ended September 30, 2003. The increase was due in part to a $2.2 million increase in gains on equity interests from $2.9 million for the nine months ended September 30, 2002 to $5.1 million for the nine months ended September 30, 2003. The increase in other income was also partially attributable to a $0.7 million decrease in loss on derivatives and a $1.2 million increase in diligence deposits forfeited. Other contributors to the increase in other income included a $1.4 million increase in trading fees arising from our activities in originating and servicing federally insurance mortgage loans to clients of our HealthCare Finance Group.

Operating Expenses

Operating expenses increased $23.7 million, or 109%, from $21.8 million for the nine months ended September 30, 2002 to $45.5 million for the nine months ended September 30, 2003. Contributing to the increase was higher employee compensation, which increased $16.5 million, or 117%. The higher employee compensation was attributable to the increase in employees from 143 as of September 30, 2002 to 269 as of September 30, 2003, as well as higher incentive compensation relating to the growth in our operating profits. A significant portion of employee compensation is composed of annual bonuses, which we accrue throughout the year. For the nine months ended September 30, 2003 and 2002, bonus expense totaled $13.7 million and $5.6 million, respectively. The remaining $7.2 million increase in operating expenses for nine months ended September 30, 2003 was attributable to an increase of $1.4 million in travel and entertainment expenses, $1.2 million in professional fees, $0.8 million in rent, $0.2 million in depreciation expense, $0.4 million in insurance, and $3.2 million in other general business expenses.

Operating expenses as a percentage of average total assets decreased from 4.54% for the nine months ended September 30, 2002 to 3.49% for the nine months ended September 30, 2003. Our efficiency ratio decreased from 42.2% for the nine months ended September 30, 2002 to 35.2% for the nine months ended September 30, 2003. The improvements in operating expenses as a percentage of average total assets and the efficiency ratio were attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of loans.

Income Taxes

We provided for income taxes on the income earned from August 7, 2003 to September 30, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members. At the reorganization date, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate. Since we were not a taxpayer prior to August 7, 2003 and due to the one-time deferred tax benefit, our effective tax rate for the nine months ended September 30, 2003 was 7.7%.

Financial Condition, Liquidity and Capital Resources

Initial Public Offering

On August 12, 2003, we closed the sale of 23.43 million shares of our common stock in our initial public offering. Of this number, we sold 18.13 million shares and selling stockholders sold 5.3 million shares. The initial public offering price was $14.50 per share. We used the net proceeds from the initial public offering to repay indebtedness under our credit facilities and obligations under one of our repurchase agreements:

•	We used approximately $28.2 million of the net proceeds from the initial public offering to repay all of the outstanding indebtedness under our $115 million credit facility with Wachovia Securities, Inc (“Wachovia”).

•	We used $141.0 million of the net proceeds from the initial public offering to repay the outstanding indebtedness under our primary $700 million credit facility with five commercial banks, for which Wachovia serves as the administrative agent.

•	We used $45.7 million of the net proceeds from the initial public offering to repay a portion of the outstanding obligations under our repurchase agreement with Wachovia Bank, National Association.

Cash and Cash Equivalents

As of September 30, 2003 and December 31, 2002, we had $109.9 million and $49.8 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. Our objective is to maintain a low cash balance. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.

We had $39.8 million and $28.9 million of restricted cash as of September 30, 2003 and December 31, 2002, respectively. The restricted cash represents interest collections on loans pledged to our credit facilities, collateral for letters of credit issued for the benefit of a client, principal and interest collections on loans collateralizing our term debt, and client holdbacks and escrows. , Interest rate swap payments interest payable, and servicing fees are deducted from the monthly interest collections funded by loans collateralizing our credit facilities and term debt and the remaining restricted cash is returned to us and becomes unrestricted at that time.

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

As of September 30, 2003, one of our first mortgage loans for which we are not the agent was 60 or more days delinquent. As of that date, the approximate outstanding principal amount of the loan was $4.8 million and the delinquent amount was less than $0.2 million. Additionally, as of September 30, 2003, loans with an aggregate outstanding principal balance of $9.2 million were on non-accrual status. As of December 31, 2002, none of our loans were 60 or more days delinquent or on non-accrual status. For the nine months ended September 30, 2003, three loans with a carrying value of $33.0 million as of September 30, 2003 were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of December 31, 2002, there were no troubled debt restructurings in the loan portfolio.

Despite our lack of historical loss experience, we have provided an allowance for loan losses to cover losses inherent in the loan portfolio. Our allowance for loan losses as of September 30, 2003 and December 31, 2002 was $15.1 million and $6.7 million, respectively. These amounts equate to an estimated 0.76% of loans as of September 30, 2003 and 0.62% of loans as of December 31, 2002. As of September 30, 2003, $2.1 million of our allowance for loan losses related to specific reserves. There were no specific reserves as of December 31, 2002. With the growth of our loan portfolio, many of the loans are not seasoned and, therefore, delinquencies and charge-offs likely will occur in the future.

Activity in the allowance for loan losses for the nine months ended September 30, 2003 and the year ended December 31, 2002 was as follows:

	Nine Months	Year Ended
	September 30, 2003	December 31, 2002

	($ in thousands)
Balance as of beginning of period	$6,688	$—
Provision for loan losses	8,461	6,688
Charge offs	—	—

Balance as of end of period	$15,149	$6,688

Investments in Equity Interests

As of September 30, 2003 and December 31, 2002, we had $39.1 million and $23.7 million, respectively, in investments in equity interests. This change resulted from $10.3 million in additional investments and a $5.1 million increase in gains on our investments in equity interests. As of September 30, 2003 and December 31, 2002, 40% and 47%, respectively, of our total equity interests were in two investments: MedCap Properties, LLC and Encore Medical Corporation. MedCap is a Nashville, Tennessee-based real estate investment trust that invests in medical office properties. As of September 30, 2003 and December 31, 2002, 11% and 32%, respectively, of our equity interests were in MedCap. Encore, based in Austin, Texas, designs, manufactures and distributes orthopedic devices, sports medicine equipment and other related products for the orthopedic industry. As of September 30, 2003 and December 31, 2002, 29% and 15%, respectively, of our equity interests were in Encore.

In October 2003, CapitalSource sold an equity investment in MedCap Properties LLC for cash consideration of $16.1 million, generating an estimated pretax gain of $14.0 million. For more information, see Note 12, Subsequent Events, in our unaudited consolidated financial statements for the nine months ended September 30, 2003.

Borrowings and Liquidity

As of September 30, 2003 and December 31, 2002, we had outstanding borrowings totaling $1.3 billion and $0.7 billion, respectively. Borrowings under our various credit facilities and repurchase obligations have supported our loan growth. For a detailed discussion of our borrowings, see Note 7, Borrowings, in our audited consolidated financial statements for the years ended December 31, 2002 and 2001 included in our final prospectus dated August 6, 2003, as filed with the SEC pursuant to Rule 424(b) on August 7, 2003 and Note 5, Borrowings, in our unaudited consolidated financial statements for the nine months ended September 30, 2003.

As of September 30, 2003, our borrowings and funding sources, maximum facility amounts, amounts outstanding and unused available commitments, subject to certain minimum equity restrictions and other covenants and conditions, are summarized below:

	Maximum
	Facility	Amounts	Unused
Funding Source	Amount	Outstanding	Capacity

	($ in thousands)
Repurchase obligations	$409,000	$53,016	$355,624
Credit facilities	1,215,000	619,743	595,257
Term debt	866,943	600,788	— (1)

Total		$1,273,547	$950,881

(1)	Our term debt borrowings are one-time fundings that pay down over time without providing any ability for us to draw down additional amounts.

The following changes occurred to our borrowings during the three months ended September 30, 2003.

Repurchase Obligation

In August 2003, CapitalSource entered into a $300 million master repurchase agreement with an affiliate of Credit Suisse First Boston LLC (“CSFB”) to finance healthcare mortgage loans. This repurchase agreement will allow us to sell mortgage loans that we originate to CSFB for a purchase price equal to 70% of the outstanding principal balance of those mortgage loans, and we will have the obligation to repurchase the loans no later than 18 months after the sale. Our obligation to repurchase loans may be accelerated if an event of default under one or more of our purchased mortgage loans occurs and under certain other conditions, such as a breach of our representations or warranties under the repurchase agreement documents. During the time a mortgage loan is owned by CSFB, we will pay CSFB an annual rate of LIBOR plus 1.25% on the amount advanced to us on the mortgage loan. The repurchase agreement is scheduled to terminate on July 31, 2008, and at that time we will be required to repurchase any mortgage loans not previously repurchased. In addition, at any time prior to expiration of the repurchase agreement, CSFB may give notice of its intention to terminate the repurchase agreement and require us to repurchase all outstanding mortgage loans on the date which is 364 days from such notice of termination. As of September 30, 2003, no amount was outstanding under the CSFB repurchase agreement.

Credit Facility

In September 2003, CapitalSource entered into a $400 million credit facility with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) to finance our loans. The credit facility permits us to obtain financing of up to 75% of the outstanding principal balance of commercial loans we originate and transfer to this facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. During the time a commercial loan is subject to the credit facility, we will pay Citigroup a percentage equal to an annual rate of LIBOR plus 1.00% applied to the amount advanced to us on the commercial loan. The credit facility has an initial term of 364 days and is renewable by mutual agreement with Citigroup. As of September 30, 2003, the outstanding balance under the Citigroup credit facility was $65.1 million.

Other Liquidity

Additional liquidity is provided by our cash flow from operations. For the nine months ended September 30, 2003 and 2002 and the year ended December 31, 2002, we generated cash flow from operations of $73.3 million, $31.2 million, and $46.4 million, respectively.

Proceeds from our initial public offering, members’ contributions, borrowings on our credit facilities, and term debt provide cash from financing activities. For the nine months ended September 30, 2003 and 2002 and the year ended December 31, 2002, we generated cash flow from financing activities of $875.2 million, $357.5 million, and $663.5 million, respectively.

Investing activities primarily relate to loan origination. For the nine months ended September 30, 2003 and 2002 and the year ended December 31, 2002, we used cash in investing activities of $888.3 million, $370.5 million, and $681.3 million, respectively.

As of September 30, 2003, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $63.2 million. Our requirement to fund unfunded commitments is based on our client’s ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. Provided our client’s additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could then have a material adverse effect on our business.

We expect cash from operations, other sources of capital, including additional borrowings on existing and future credit facilities and term debt, to be adequate to support our projected needs for funding our existing loan commitments in the short-term. We anticipate that we will access other sources of debt capital such as the unsecured debt and commercial paper markets to support our long-term growth objectives. We cannot assure you we will have access to these additional funding sources.

Off Balance Sheet Risk

Depending on the legal structure of the transaction, term debt may either be accounted for as off balance sheet with a gain or loss on the sale recorded in the statement of income or accounted for as an on balance sheet financing. Our term debt transactions completed in May 2002, October 2002 and April 2003 were all recorded as on balance sheet financings.

We are subject to off balance sheet risk in the normal course of business primarily from commitments to extend credit. As of September 30, 2003 and December 31, 2002, we had unfunded commitments to extend credit to our clients of $1.1 billion and $563.0 million, respectively. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on balance sheet financial instruments we hold.

We use interest rate swap agreements to hedge fixed-rate and prime-rate loans pledged as collateral for our term debt. Our interest rate swap agreements modify our exposure to interest rate risk by converting fixed-rate and prime rate loans to a 30-day LIBOR rate. Additionally, we use interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our asset securitizations. Our interest rate hedging activities protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based asset securitizations. The fair market values of the interest rate swap agreements were $(2.5) million and $(2.7) million as of September 30, 2003 and December 31, 2002, respectively. The fair value of the interest rate cap agreements was not significant as of September 30, 2003 and December 31, 2002.

We are required to enter into interest rate swaps if we have more than $50.0 million of fixed rate loans pledged as collateral under our multi-bank credit facility. As of September 30, 2003, we had only $38.2 million of fixed rate loans pledged. Therefore, as of September 30, 2003, we were not required to enter into interest rate swaps. We may make additional fixed rate loans in the future, which could require us to enter into new interest rate swap agreements.

For a detailed discussion of our derivatives and off balance sheet financial instruments, see Note 15, Derivatives and Off Balance Sheet Financial Instruments, in our audited consolidated financial statements for the years ended December 31, 2002 and 2001 included in our final prospectus dated August 6, 2003, as filed with the SEC pursuant to Rule 424(b) on August 7, 2003 and Qualitative and Quantitative Disclosures About Market Risk.

Forward-Looking Statements and Projections

This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our client’s or industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections in this report discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made of to reflect the occurrence of unanticipated events.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in quantitative and qualitative disclosures about market risk. For a detailed discussion of our derivatives and off balance sheet financial instruments, see Note 15, Derivatives and Off Balance Sheet Financial Instruments, in our audited consolidated financial statements for the years ended December 31, 2002 and 2001 included in our final prospectus dated August 6, 2003, as filed with the SEC pursuant to Rule 424(b) on August 7, 2003 and Qualitative and Quantitative Disclosures About Market Risk.

Item 4: Controls and Procedures

As of September 30, 2003, CapitalSource carried out an evaluation, under the supervision and with the participation of CapitalSource’s management, including CapitalSource’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CapitalSource’s disclosure and controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, CapitalSource’s Chief Executive Officer and Chief Financial Officer concluded that CapitalSource’s disclosure controls and procedures are effective in timely alerting them to material information relating to CapitalSource (including its consolidated subsidiaries) that is required to be disclosed in CapitalSource’s Exchange Act reports filed with the Securities and Exchange Commission and in ensuring that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in CapitalSource’s internal controls or, to CapitalSource’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, CapitalSource’s internal controls over financial reporting.

Part II. Other Information

Item 1: Legal Proceedings

              None

Item 2: Changes in Securities and Use of Proceeds

              None

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

Date: November 3, 2003	/s/ JOHN K. DELANEY

John K. Delaney
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2003	/s/ THOMAS A. FINK

Thomas A. Fink
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2003	/s/ JAMES M. MOZINGO

James M. Mozingo
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.2	Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Certificate of Common Stock (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

4.2	Indenture dated as of May 16, 2002, by and between CapitalSource Commercial Loan Trust 2002-1 and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-number exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

4.3	Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2 and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-number exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

4.4	Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2003-1 and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-number exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

4.5	Indenture, dated as of September 17, 2003, between CapitalSource Funding II Trust and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee.

10.1	Master Repurchase Agreement, dated as of August 1, 2003, by and among CapitalSource SNF Funding LLC, Credit Suisse First Boston Mortgage Capital LLC and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

10.2	Master Program Agreement, dated as of August 1, 2003 by and among CapitalSource Finance LLC, Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse First Boston LLC and Column Financial, Inc. (incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

10.3	Sale and Servicing Agreement, dated as of September 17, 2003, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer.

10.3.1	Amended and Restated Trust Agreement, dated as of September 17, 2003, between CS Funding II Depositor LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee.

10.3.2	Note Purchase Agreement, dated as of September 17, 2003, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser.

10.4	Indemnification Agreement between the registrant and each of its non-employee directors.

10.5	Indemnification Agreement between the registrant and each of its employee directors.

10.6	Indemnification Agreement between the registrant and each of its executive officers.

31.1	Certificate of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.