Form 10-K
period 2003-12-31
CAPITALSOURCE INC
filed 2004-03-12
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No. 1-31753

CapitalSource Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2206895
(State of Incorporation)	(I.R.S. Employer Identification No.)
4445 Willard Avenue, 12th Floor Chevy Chase, MD 20815 (Address of Principal Executive Offices, Including Zip Code)
Registrant’s Telephone Number, Including Area Code) (800) 370-9431
Securities Registered Pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of Exchange on which registered)

Common Stock, par value $.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes                                                  ☐ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes                                                  ☑ No

      As of March 1, 2004, the number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding was 118,817,918.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of CapitalSource Inc.’s Proxy Statement for the 2004 annual meeting of shareholders, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I

      This Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements and Projections” on page 26 and in the section entitled “Risk Factors” on page 46 of this Form 10-K.

ITEM 1.     BUSINESS

Overview

      We are a specialized commercial finance company providing loans to small and medium-sized businesses. Our goal is to be the lender of choice for businesses with $5 million to $250 million in annual revenues that require customized and sophisticated debt financing. We provide a wide range of debt financing products that we negotiate and structure on a client-specific basis, through direct interaction with the owners and senior managers of our clients. We seek to add value to our clients’ businesses by providing tailored debt financing that meets their specific business needs and objectives.

      Since our inception in September 2000 through December 31, 2003, we have made 504 loans representing an aggregate of $4.8 billion of committed capital. As of December 31, 2003, we had $2.4 billion in loans outstanding and commitments to lend up to an additional $1.3 billion to our clients. As of December 31, 2003, we had 285 employees.

      The financing needs of our clients are often specific to their particular businesses or their particular situation. We believe we can most successfully meet these needs and manage risk through industry or sector focus and flexibility in structuring financings. Because we believe a narrow focus is important to successfully serve our client base, we originate, underwrite and manage our loans through three focused lending groups organized around our areas of expertise. Focusing our efforts in these specific sectors, industries and markets allows us to rapidly design and implement lending products that satisfy the special financing needs of our clients. Our lending groups are:

•	Corporate Finance, which generally provides senior and mezzanine loans principally to businesses backed by private equity sponsors;

•	HealthCare Finance, which generally provides asset-based revolving lines of credit, first mortgage loans, equipment financing and other senior and mezzanine loans to a broad range of healthcare companies; and

•	Structured Finance, which generally provides asset-based lending to finance companies and commercial real estate owners.

      We price our loans based upon the risk profile of our clients. Our loans generally range in size from $1 million to $50 million, mature in two to five years, and require monthly interest payments at floating interest rates. Senior secured asset-based loans comprised approximately 33% of our portfolio as of December 31, 2003. Senior secured cash flow and first mortgage loans made up an additional 35% and 28%, respectively, and mezzanine loans accounted for 4% of our portfolio as of December 31, 2003. As of December 31, 2003, our geographically diverse client base consisted of approximately 311 clients with headquarters in 39 states and Washington, D.C.

Our Lending Groups

      The following describes the particular characteristics of our three focused lending groups: Corporate Finance, HealthCare Finance and Structured Finance.

Corporate Finance

      Our Corporate Finance group provides debt financing to small and medium-sized businesses typically sponsored by private equity firms, most often in connection with extraordinary corporate transactions such as leveraged buyouts. We consider small to medium-sized private equity firms to be our primary clients and consider the provision of debt financing in connection with leveraged buyouts with a transaction size of between $15 million and $100 million to be our primary market opportunity.

      We finance a wide variety of companies, including:

•	business services companies;

•	consumer products and brands;

•	value-added manufacturers;

•	media companies, primarily television and radio broadcasters;

•	retailers; and

•	healthcare service companies operating in non-reimbursement sectors.

      Corporate Finance finances fundamentally sound businesses at a significant discount to their enterprise value. In particular, we focus on companies with experienced management teams that have market leadership positions in attractive niches or where significant barriers to entry or “switching costs,” that is, the expenses incurred by customers of our borrowers to find new suppliers/service providers, exist. Leveraging off the asset-based and structuring capabilities that reside within our company, we can also provide a variety of highly structured financings. These financings are often used by our clients to provide added liquidity in a turnaround, satisfy off balance sheet financing needs to otherwise fund a special situation or transaction.

      In almost all cases, we source our transactions either through private equity investors who acquire businesses for financial or strategic purposes or through financial intermediaries such as accounting, law, investment banking, brokerage, or turnaround consulting firms. We have relationships with many of the country’s leading private equity sponsors, and we believe that we have developed a reputation among these firms and other professionals for our ability to quickly assess a situation and offer a creative and timely response.

      Through our existing relationships and by developing additional strategic relationships with private equity firms, we believe we will be able to continue to grow our Corporate Finance loan portfolio. Private equity funds generally invest significant amounts of equity in their portfolio companies only after performing significant amounts of due diligence and analysis. In addition, due to the magnitude of their typical investments, private equity firms are motivated to manage their investments closely.

      We provide cash flow and asset-based financings, generally ranging from $5 million to $50 million, for:

•	acquisitions;

•	leveraged buyouts;

•	consolidations;

•	recapitalizations; and

•	corporate growth.

      Our financing transactions are generally structured as:

•	senior secured term debt underwritten to cash flow;

•	senior secured asset-based revolving loans; or

•	mezzanine debt, typically in the form of junior or senior subordinated term debt, generally also involving warrants in the client’s equity.

      We often provide both senior and mezzanine debt to a single client to provide all or substantially all the debt financing for a transaction. We also often provide an asset-based revolver in connection with our senior term loans. Additionally, we often make small equity investments in our clients.

      As of December 31, 2003, Corporate Finance had $972 million in loans outstanding as well as commitments to loan an additional $341 million to 67 existing clients.

HealthCare Finance

      Our HealthCare Finance group generally provides accounts receivable-based, short-term real estate, equipment and other financing to small and medium-sized businesses in the healthcare market, the largest segment of the U.S. economy. The healthcare industry is dominated by small to medium-sized businesses and exhibits rapid growth, consolidation and change.

      We believe that there are several distinct drivers of this growth, including:

•	growth in private and public spending on healthcare and a rising percentage of the U.S. gross domestic product devoted to healthcare;

•	governmental and market forces which have put pressure on healthcare service providers to reduce healthcare delivery costs and increase efficiency, producing short-term capital needs as providers increasingly are forced to rely on new technologies to enable their businesses to grow;

•	favorable demographic trends, including both the increase in and aging of the U.S. population;

•	growth, consolidation, and restructuring of fragmented sub-markets in healthcare, including long-term care, hospitals and physician practices; and

•	advances in medical technology, which have increased demand for healthcare services by increasing the number of diseases that can be effectively treated and by extending the population’s life expectancy.

      We have specifically targeted the debt financing needs of the following healthcare sub-markets:

•	skilled nursing providers;

•	acute care and long-term acute care hospitals;

•	mental health providers; and

•	home healthcare providers.

      Despite what we perceive as a likelihood of significant opportunities due to the potential for growth, consolidation and restructurings in these sub-markets, companies operating in these highly fragmented sub-markets often have significant financing needs that go unmet by traditional sources. While some commercial banks and diversified finance companies have divisions that provide financing for healthcare service providers, these lenders generally lend only to companies with borrowing needs in excess of $20 million and often require that clients have an extensive operating history.

      The clients of our HealthCare Finance group often derive a significant portion of their revenues from third-party reimbursements, particularly Medicare and Medicaid. We provide a broad range of asset-based and cash flow floating-rate financing products in connection with acquisitions, refinancings and recapitalizations, as well as for general operations.

      We primarily finance smaller, growing companies with limited access to sources of financing. Some of our clients are constrained from obtaining financing from more traditional sources due to their inadequate equity capitalization, limited operating history, lack of profitability or because their financing needs fall below commercial bank size requirements. We believe that we have the healthcare industry expertise needed to underwrite smaller healthcare service companies and the specialized systems necessary for tracking and monitoring healthcare receivables transactions.

      Our financing activities are generally structured as:

•	senior term loans secured by a first mortgage in the healthcare facility;

•	asset-based loans secured by an interest in the client’s assets, including in most instances accounts receivable; and

•	senior secured and mezzanine loans underwritten to cash flow of clients owning healthcare facilities or providing healthcare services.

      As of December 31, 2003, HealthCare Finance had $657 million in loans outstanding as well as commitments to loan an additional $520 million to 126 existing clients.

Structured Finance

      Our Structured Finance group provides debt financing to small and medium-sized businesses that require complex financing alternatives within our targeted sectors of lender finance and real estate. Our product offerings vary depending on which of our target markets we are servicing. In our lender finance business, we make loans to finance companies. As collateral for our loans, these finance companies pledge to us their loans to their customers, which we refer to as receivables. In servicing the lender finance market, we offer clients senior term loans and revolving credit facilities. We target:

•	specialized commercial lenders such as mortgage companies, leasing companies and asset-based lenders;

•	specialized consumer lenders such as consumer installment lenders and automobile lenders; and

•	resort developers and finance lenders.

      We also conduct a mortgage lending practice through Structured Finance. We make floating-rate term loans secured by various types of real estate, including office, industrial, hospitality, multi-family and residential properties. These loans may be structured either as senior loans or as mezzanine loans typically with terms of two to five years. The borrowers are usually special purpose entities that have been formed for the purpose of holding discrete properties by experienced owners and operators of real property. We generally make loans that do not fit bank or insurance company lending criteria.

      Our senior loans are secured by a first mortgage in the relevant property. Our mezzanine loans may be secured by a second mortgage on the relevant property or a direct or indirect pledge of equity in the entity that owns the property. Our credit philosophy for our real estate finance activities emphasizes selecting properties that generate stable or increasing cash flow streams, have strong asset quality, and proven sponsorship with defined business plans. Our senior loans are often used to fund acquisitions of properties that the new owner intends to use for a purpose that is different than what the property is being used for at the time of the purchase. This repositioning of the property often requires repayment flexibility. To address this need our mortgage loans may have little or no principal payment requirements for all or a portion of the loan term. We generally advance the client an amount up to 90% of the lesser of the appraised value or the actual cost of the property that secures the loan.

      As of December 31, 2003, Structured Finance had $788 million in loans outstanding as well as commitments to loan an additional $395 million to 118 existing clients.

Loan Products and Service Offerings

      The types of loan products and services offered by each of our lending groups share common characteristics, and we generally underwrite the same types of loans across our three groups using the same criteria. When opportunities arise, we may offer a combination of products to a particular client. This single source approach often allows us to close transactions faster than our competitors and avoids complicated and time-consuming intercreditor negotiations. We believe our flexibility in terms of the variety of our product and service offerings and our willingness to structure our loans to meet the particular needs of our clients provide us with a competitive advantage over other lenders.

Senior Secured Asset-Based Loans

      Asset-based loans are collateralized by specified assets of the client, generally the client’s accounts receivable and/or inventory. A loan is a “senior” loan when we have a first priority lien in the collateral securing the loan. Consequently, in the event of a liquidation of the client, we would generally be entitled to the proceeds of the liquidation before the client’s other creditors. These loans, which are generally between $1 million and $50 million, usually have a term of two to five years. We generally will advance a client, on a revolving basis, between 80% and 90% of the value of the client’s eligible receivables or between 30% and 70% of a client’s eligible inventory.

      A client’s eligible receivables are those receivables that, in our assessment, will be collectible by the client within a specified period of time. In determining which of a client’s receivables are eligible receivables, we assess the client’s total receivables and make an adjustment for that portion of the total receivables we believe may be uncollectible. For instance, if a potential client has $20 million of accounts receivable on its balance sheet and we believe, based upon our due diligence, that 10% of these receivables may ultimately be uncollectible, in our view, the client has $18 million of eligible receivables to serve as collateral for our loan. We will consider lending the client up to 90% of that amount.

      A client’s eligible inventory is that portion of the client’s total inventory that we believe the client will be able to liquidate within a specified period of time. In determining which portion of a client’s inventory is eligible inventory, we assess the client’s total inventory and make a judgment as to the portion of the inventory that the client may not be able to sell. For instance, if a potential client has $20 million in inventory on hand and we believe that, based on our due diligence, the client may ultimately be unable to sell $2 million of that inventory, in our view, the client has $18 million of eligible inventory to serve as security for our loan. We will consider lending the client up to 70% of that amount.

      We believe that by using established advance rates against eligible collateral we guard against the deterioration of a client’s performance. Generally, we establish these advance rates assuming liquidation of the client’s assets, which is designed to assure repayment of our loan regardless of the client’s business prospects. As a result, in addition to our standard underwriting procedures performed on every client, we conduct extensive due diligence to develop an estimate of a prospective client’s eligible receivables or inventory to establish the correct advance rate when underwriting asset-based loans.

      We perform industry-specific procedures when assessing the eligibility of receivables in originating asset-based loans in our Structured Finance and HealthCare Finance groups. In underwriting the eligible receivables for the Structured Finance loans, we closely analyze the receivables portfolios against which we lend. This analysis includes scrutiny of the following characteristics:

•	performance of the receivables, including an extensive analysis of a discrete pool of receivables over a specified period of time;

•	seasoning, or the length of time that the receivables have been outstanding;

•	adherence by the party that owes the receivable to our client to the terms of the contract that forms the basis for the receivable;

•	credit score, such as FICO or FAIR, if applicable, of the parties that owe the receivables; and

•	diversification of the client’s receivables portfolio that serves as collateral for our loan with a focus on:

•	average receivables size;

•	geographic distribution of the receivables;

•	maturities of the receivables; and

•	weighted average interest rate of the portfolio.

      In our HealthCare Finance group, we conduct targeted examinations of the client’s accounts receivables due from third-party payors. Most of these receivables are payment obligations of federal and state Medicare and Medicaid programs and other government financed programs, commercial insurance companies, health maintenance organizations, and other managed healthcare concerns. This evaluation typically includes:

•	a review of historical collections by type of third-party payor;

•	a review of remittance advice and information relating to claim denials;

•	a review of claims files;

•	an analysis of billing and collections staff and procedures; and

•	a comparison of net revenues to historical collections.

      We mitigate the risk of our senior asset-based loans by placing a first priority lien, typically on all of the client’s assets, not just the receivables and/or inventory deemed eligible for purposes of determining the borrowing base of the loan. We also generally cross-collateralize and cross-default our asset-based revolving credit facilities and term loans made to the same client. An asset-based revolving credit facility is a loan in which the client may borrow, repay and then reborrow money based on the value of its eligible collateral. Unlike a revolving loan, once the client repays any portion of its outstanding borrowings under a term loan, that portion is not available for reborrowing. If a client is, as many of our clients are, a borrower under both a senior term loan and an asset-based revolving credit facility, and were to default on its obligations under either loan, we could use the collateral pledged as security for either loan to satisfy any of the defaulted obligations.

      Notwithstanding these security arrangements, we assess the viability of the client’s business to determine whether the client can sustain its business operations for the duration of the loan. For further security in our collection efforts, we typically require that a client’s cash receipts be deposited in a lockbox account that remains under our control for as long as any portion of the loan is outstanding. Funds from the lockbox account are generally automatically swept into our account on a periodic basis to satisfy the client’s loan obligations to us. In some instances, as additional security on our loans, we will also require a guarantee from, or enter into a capital call agreement with, one or more of a client’s equity sponsors. A typical guarantee requires the equity sponsor to satisfy all or a portion of the client’s obligations to us if the client defaults on its obligations. Under a typical capital call arrangement, we have the ability to require a client’s equity sponsor to provide additional funds to the client so that the client may satisfy its debt to us. In addition, in most of our financings to other lenders we also engage independent third parties as collateral custodians to hold and maintain the documentation representing our collateral.

      Our asset-based loans typically contain financial covenants that require the client to, among other things, maintain a minimum net worth and fixed charge coverage throughout the life of the loan.

Senior Secured Cash Flow Loans

      We make loans based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. These types of loans are referred to as cash flow loans. Our senior cash flow term loans generally are secured by a security interest in all or substantially all of a client’s current and fixed assets. In some cases, the equity owners of a client pledge their stock in the client to us. These loans generally range in size from $1 million to $40 million and have a term of three to five years.

      In determining whether we believe a client will be able to generate sufficient cash flow to repay the loan, we consider a variety of factors including the client’s:

•	historical and projected profitability;

•	balance sheet strength and liquidity;

•	equity sponsorship;

•	market position;

•	management strength and experience;

•	proprietary nature of the business, if applicable;

•	ability to withstand competitive challenges; and

•	relationships with clients and suppliers.

      Clients who borrow under our cash flow loans are typically subject to a number of financial covenants for as long as the loan is outstanding. These covenants generally require that the client maintain a:

•	specified maximum ratio of senior debt to cash flow;

•	specified maximum ratio of debt to equity;

•	minimum level of earnings before interest, taxes, depreciation and amortization expenses; and

•	minimum fixed charge coverage.

      Clients are also typically subject to limitations on their ability to make capital expenditures or distributions or to enter into capitalized leases.

Mortgage Loans

      We make floating rate term loans secured by first mortgages on the facilities of the respective client. These loans generally range in size from $1 million to $40 million and have a term of two to five years. Our clients to which we make mortgage loans include:

•	experienced owners and operators of hospitals, senior housing and skilled nursing facilities located in the United States;

•	experienced owners and operators of office, industrial, hospitality, multi-family and residential properties;

•	resort developers; and

•	companies backed by private equity firms that frequently take out mortgages in connection with buyout transactions.

      Prior to extending a mortgage loan to a particular client, we perform extensive due diligence focusing on:

•	the historic and projected cash flow of the mortgaged property;

•	the condition of the property;

•	the market positioning of the client;

•	licensing and environmental issues related to the property and the client;

•	the client’s management; and

•	for HealthCare Finance clients, its operational expertise, its regulatory and clinical compliance, its reimbursement practices and its reputation in the local healthcare market.

      Our mortgage loans contain typical financial covenants that require the client to, among other things, demonstrate satisfactory debt service coverage. The client is also typically limited in its ability to make distributions to its equity owners while the loan is outstanding. Because we underwrite our mortgage loans based on the value and cash flow of the underlying real estate rather than as an operating business, CapitalAnalytics generally does not perform the due diligence or underwriting procedures relating to these proposed loans. Our investment officers, however, perform full due diligence and valuation procedures for our mortgage loans.

Term B, Second Lien and Mezzanine Lending

      We frequently make Term B, second lien and mezzanine loans to clients that also have outstanding senior loans. A Term B loan is a loan that shares a first priority lien in the client’s collateral with the lenders on the client’s senior loan but that comes after a senior secured loan in order of payment preference upon a borrower’s liquidation and accordingly generally involves greater risk of loss than a senior secured loan. A second lien loan is a loan that has a lien on the client’s collateral that is junior in order of priority and also comes after the senior loans in order of payment. We also make mezzanine loans that may be either cash flow or real estate based loans. A mezzanine loan is a loan that does not share in the same collateral package as the client’s senior loans, may have no security interest in any of the client’s assets and comes after a senior secured loan in order of payment preference. A mezzanine loan generally involves greater risk of loss than a senior loan. We typically permit our Term B, second lien and mezzanine clients to maintain a higher ratio of debt to cash flow than we permit with respect to our senior secured, first lien loans. When we make a Term B, second lien or a mezzanine loan, we typically enter into an intercreditor agreement with the senior lenders of the client. These agreements limit our ability to exercise some of the rights and remedies to which we are entitled under the terms of our loan agreements. For example, typically we may not receive payments of principal on a mezzanine loan until the senior loan is paid in full and may not receive interest payments on the loan if the client is in default under the terms of the senior loan. In many instances, we are prohibited from foreclosing on a Term B, second lien or mezzanine loan until the senior loan is paid in full. A typical intercreditor agreement also requires that any amounts that we realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving the client be turned over to the senior lender until the senior lender has realized the full value of its own claims.

     HUD Mortgage Originations

      As a strategic supplement to our traditional healthcare lending business, we also act as an agent for the United States Department of Housing and Urban Development, or HUD, for the origination and servicing of federally insured mortgage loans to healthcare providers. Because we are a fully approved Federal Housing Authority Title II mortgagee, we have the ability to originate, underwrite, fund and service mortgage loans insured by the FHA. FHA is a branch of HUD which works through approved lending institutions to provide federal mortgage and loan insurance for housing and healthcare facilities.

      In addition to being an FHA approved lender, we are also an approved multifamily and healthcare MAP lender. MAP is a national “fast-track” processing system for the FHA Multifamily (and healthcare) mortgage insurance program. Being a MAP lender gives us more control over the loan application process, allowing us to prepare most of the exhibits required for an application for mortgage insurance and make a recommendation to HUD based upon the underwriting and conclusions of our credit committee. In turn, HUD reviews the package and makes the final credit decision.

      The HUD approval process may take up to nine months or more from application to approval. In many cases, we make a bridge loan to our clients providing them with needed liquidity prior to receipt of the HUD approval.

      As permitted by applicable federal regulations, we may receive fees for our services in originating or placing these federally insured loans. We sell the servicing rights to a third party for a fee. We may from time to time sell our interests in the federally insured loans we originate to third parties where we can do so at a premium to the principal amount of the loan originated.

      Since we began offering our HUD mortgage origination services in March 2002, we have arranged for the commitment and closing of 13 loans insured by the FHA. These products have generated $5.6 million in revenue through December 31, 2003.

Warrants and Equity Co-Investments

      In connection with some of our loans, we obtain, without making interest rate or other lending concessions, warrants to purchase equity in our borrowers. The warrants we obtain are generally exercisable at a nominal price, typically $0.01 per share. We obtain these warrants as a potential means of enhancing our yield from the related loans, and we expect to continue to seek warrants in connection with our loans where possible.

      We may also purchase equity in a borrower at the same time and on substantially the same terms as of one of our private equity sponsor clients. These equity purchases generally range from $250,000 to $2.0 million in any given client. As is the case with the warrants we obtain with our loans, we do not agree to any rate or lending concessions in the loans we make to these borrowers. Most often, these investments are acquired through our Corporate Finance group, which generates opportunities as a result of its relationships with private equity firms. In the course of evaluating a prospective client’s creditworthiness as a borrower, we also evaluate its prospects for growth. We make our equity investments in those cases where we conclude, based on the results of our diligence, that there is a likelihood we will receive a significant return on our equity investment. Our management expects that these equity co-investments will continue to be only an ancillary component of our business.

      We record warrants with cashless exercise features at fair value and use equity or cost method accounting for all other equity investments based on our ownership percentage. As of December 31, 2003, we accounted for our $39.8 million of equity interests as follows: $17.3 million — fair value; $1.7 million — equity; and $20.8 million — cost. As of December 31, 2003, the unrealized gain associated with the warrants that are carried at fair value totaled $7.2 million.

      As of December 31, 2003, we had also committed to contribute up to $12.3 million of capital to seven private equity funds. We made these commitments based on our close working knowledge of how the private equity funds make their investment decisions. As of December 31, 2003, we had also invested in a joint venture with a national real estate brokerage firm that regularly presents us with mortgage lending opportunities.

Portfolio Overview

      The schedule below shows the composition of our loan portfolio by type and by lending group as of the dates shown:

	December 31,

	2003		2002		2001

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$802,115	33%	$339,903	32%	$162,568	41%
Senior secured cash flow loans	832,871	35	259,161	24	80,822	21
First mortgage loans	677,404	28	350,668	33	129,868	33
Mezzanine loans	104,517	4	123,948	11	21,014	5

Total	$2,416,907	100%	$1,073,680	100%	$394,272	100%

      As of December 31, 2003, our loan portfolio was well diversified, with 417 loans to 311 clients operating in multiple industries. As of December 31, 2003, we had $2.4 billion in loans outstanding. Throughout this section, unless specifically stated otherwise, all figures relate to our loans outstanding as of December 31, 2003.

      Of our aggregate outstanding loan balance as of December 31, 2003, 40% was originated by our Corporate Finance group, 27% was originated by our HealthCare Finance group and 33% was originated by our Structured Finance group. On that date, 33% of the aggregate outstanding loan balance of our portfolio consisted of senior secured asset-based loans, 35% consisted of senior secured cash flow loans, 28% consisted of first mortgage loans and 4% consisted of mezzanine loans. Revolving loans comprised 33% of our portfolio while term loans comprised 67%.

      Our loans were made to clients in the following industries (percentages by loan balance):

Loan Balance by Industry

      The outstanding loan balances of our loans were distributed as follows:

Number of Loans By Loan Balance

      No single client accounted for more than 3% of the aggregate outstanding balance of our loans, and our 10 largest clients collectively accounted for approximately 15% of the outstanding balance of our loans. The principal executive offices of our clients were located in 39 states and the District of Columbia, and no state accounted for more than 16% of the outstanding aggregate balance of our loans.

      Our loans provide for a contractual variable interest rate from approximately 0% to 16.0% above the prime rate. To mitigate the risk of declining yields if interest rates fall, we seek to include an interest rate floor in our loans whenever possible. Whether we are able to include an interest rate floor in the pricing of a particular loan is determined by a combination of factors, including the potential client’s need for capital and the degree of competition we face in the origination of loans of the proposed type. Where our competition to originate loans is high, such as in our Corporate Finance group, the inclusion of an interest rate floor often depends on the client’s desire to guard against rising interest rates by accepting the interest rate floor in return for a narrower margin over the prime rate than we would otherwise offer. As of December 31, 2003, 74% of the aggregate outstanding balance of our loans included such a minimum interest rate.

      Our loans generally have stated maturities at origination that range from two to five years. As of December 31, 2003, the weighted average maturity of our entire loan portfolio was approximately 4 years. As of December 31, 2003, the weighted average life of our entire loan portfolio was approximately 2.4 years. Our clients typically pay us an origination fee based on a percentage of the commitment amount and typically are required to pay a prepayment penalty for at least the first two years following origination. They also often pay us a fee based on any undrawn commitments as well as a collateral management fee in the case of our asset-based revolving loans.

      The average size of our loans by lending group and across our overall portfolio were as follows:

•	Corporate Finance — $7.3 million

•	HealthCare Finance — $4.1 million

•	Structured Finance — $6.4 million

•	Overall Portfolio — $5.8 million

Origination, Underwriting and Servicing

      We have created an integrated approach to our loan origination and underwriting approval process that effectively combines the skills of our professionals with our proprietary information systems. This process allows us to move efficiently and quickly from our initial contact with a prospective client to the closing of our loan transaction while maintaining our rigorous underwriting standards. Along the way, a large number of CapitalSource professionals become involved in our analysis and decision-making with respect to each potential lending opportunity. We believe that the high level of staff involvement in the various phases of our approval process allows us to minimize our credit risk while delivering superior service to our clients.

Our Lending Process

• Development Officer:	Experienced sales and marketing professionals with up to 15 years of experience in commercial finance
• Group Head:	Our managing director in charge of the lending group originating the loan
• Investment Officer:	Experienced professionals with backgrounds in law, private equity, investment banking or debt financing
• Underwriting Officer:	Credit professionals with up to 15 years of experience in commercial finance
• Loan Analyst:	Credit professionals with experience in auditing
• Loan Officer:	Professionals with up to 15 years of experience in portfolio and loan management

Origination

      Our loan origination process begins with our development officers who are charged with identifying, contacting and screening our prospective clients. Our development officers spend a significant portion of their time meeting face-to-face with key decision makers and deal referral sources such as private equity investors, business brokers, attorneys, investment bankers and executives within our target industries.

      To support our development officers, we actively market our business in an effort to build awareness of the CapitalSource brand and to generate potential financing opportunities. We have developed an aggressive marketing strategy focusing on enhancing the awareness of prospective clients of the CapitalSource brand. Components of this strategy include:

•	development of relationships with private equity firms that we hope will result in the positioning of CapitalSource as the preferred source of financing for transactions among those firms and their portfolio companies;

•	traditional marketing and brand development activities such as:

•	selective advertising in trade publications within our targeted sectors, industries and markets;

•	participation in regional and national conferences attended by prospective clients and potential referral sources;

•	targeted direct mail efforts;

•	telemarketing; and

•	extensive cross-selling efforts where we market our one-stop shop of lending products to meet emerging financial needs of our clients as they arise.

      Once a prospect is identified, the development officer or an investment officer enters basic transaction data into our proprietary transaction management database, DealTracker. The development officer then works closely with one of our investment officers in the relevant lending group to describe the prospective client’s situation and financing needs. Based on these discussions the investment officer makes a determination whether to proceed with the prospect.

      If the investment officer determines that the potential transaction meets our initial credit standards, he or she prepares a term sheet. The term sheet is reviewed and approved by the managing director for the relevant lending group. In cases involving loans underwritten based on cash flow projections, the credit committee also generally reviews the proposed term sheet. The term sheet is linked to DealTracker and electronically distributed to the professional staff involved in the origination, credit and legal functions of our business. This distribution provides an opportunity for other investment officers and staff to review the proposed transaction and, as appropriate, provide comments and suggestions.

      Once the term sheet receives the required internal approvals, the term sheet is sent to the prospective client. The investment officer and the prospective client then negotiate the principal terms of the financing and, if the terms are agreed to, execute the term sheet.

Underwriting

      Once the term sheet has been executed, we typically require that the prospective client remit a good faith deposit to cover a portion of our direct out-of-pocket expenses as well as the due diligence and other expenses that we incur in connection with the proposed transaction, including outside and internal legal and auditing expenses and any third-party expenses. Once we receive this deposit, the responsible investment officer prepares an initial client memorandum briefly summarizing the terms of the proposed transaction and its associated risks. This memorandum is linked to DealTracker and distributed to our entire professional staff involved in the organization, credit and legal functions of our business. The relevant lending group also discusses the proposed transaction at its weekly professional staff meeting.

      Following preparation of this initial client memorandum, for all transactions other than mortgage loans, the investment officer engages CapitalAnalytics, our wholly owned due diligence and field examination subsidiary, to perform comprehensive due diligence and underwriting procedures relating to the proposed transaction. The investment officer concurrently conducts detailed due diligence focusing on the prospect’s industry, business and financial condition and its management and sponsorship, if any. The investment officer works with our investment analysts in the applicable lending group to prepare a detailed memorandum describing and analyzing the proposed transaction. Once the investment officer’s memorandum is approved by the managing director of the applicable lending group, this memorandum and a memorandum prepared by the underwriting officer are circulated to members of the credit committee as well as other key individuals, and are also linked to DealTracker.

      CapitalAnalytics

      Because of the primary emphasis we place on credit and risk analysis, we have incorporated the underwriting, diligence and client examination functions into our lending process. We believe that the in-house examination and due diligence functions that CapitalAnalytics performs enable us to maintain a high level of quality control over these functions while delivering faster service than our competitors. The expertise of the professionals at CapitalAnalytics also facilitates our comprehensive efforts in the ongoing management of our portfolio, as discussed below.

      CapitalAnalytics is principally staffed by underwriting officers possessing significant levels of credit approval experience with banks, finance companies, accounting and/or audit firms. Within CapitalAnalytics, each of the underwriting officers and analysts is focused on a particular lending group. The underwriting officers work with our loan analysts and examiners to conduct a detailed, comprehensive accounting examination of prospective clients as part of the underwriting process.

      Unlike our development and investment officers who report to the managing directors of our lending groups, the CapitalAnalytics professionals report to our Chief Credit Officer. The Chief Credit Officer supervises, evaluates and determines the compensation of each CapitalAnalytics employee. All compensation decisions are based on factors such as the employee’s level of experience and position as well as a qualitative assessment of his work product. Quantitative factors such as the number and size of loans ultimately approved are not considered in determining compensation.

      Housing this important underwriting function in CapitalAnalytics is designed to ensure that the underwriting and credit analysis of each transaction is performed by professionals who have not had a role in identifying the prospect or negotiating the terms of the proposed loan. Because our CapitalAnalytics professionals report to the Chief Credit Officer rather than the managing directors of our lending groups, we believe that CapitalAnalytics is able to focus exclusively on ensuring the creditworthiness of our borrowers and our “credit first” philosophy. We believe that the compensation process for our CapitalAnalytics personnel further reinforces this orientation.

      The costs of the services provided by CapitalAnalytics are ultimately charged to the client. Services related to underwriting and credit analysis on each loan origination are capitalized and amortized as interest income over the life of the loan. Services relating to recurring diligence on existing loans and services on terminated loans are taken into income as the services are provided or when the loan is terminated, respectively. For the years ended December 31, 2003, 2002 and 2001, CapitalAnalytics charged to borrowers $6.0 million, $2.7 million and $0.8 million, respectively.

      To apply consistent underwriting standards, CapitalAnalytics uses sector-specific due diligence methodologies that have been developed by our Chief Credit Officer and his staff. These procedures include detailed examinations and customized analyses by our underwriting teams of the following key factors of each client:

•	the collateral securing the loan;

•	the client’s historical and projected financial performance;

•	its management, including thorough detailed background checks that occasionally involve private investigators;

•	its operations and information systems;

•	its accounting policies;

•	its business model;

•	fraud risk;

•	its human resources;

•	the legal and regulatory framework encompassing the prospective client’s operations; and

•	the financial performance of the prospective client’s industry.

      As part of the evaluation of a proposed loan, the underwriting team prepares a comprehensive memorandum for presentation to the credit committee. The typical underwriting memorandum prepared by CapitalAnalytics for a prospective transaction generally consists of:

•	a description of the business;

•	an evaluation of risks specific to the business;

•	a detailed analysis of the client’s historical and projected financial performance;

•	an in-depth balance sheet and collateral analysis;

•	a client-specific testing and analysis;

•	the results of a number of other detailed examination procedures;

•	a description of the client’s capital structure; and

•	a description of the investment risk and return characteristics.

      When the underwriting memorandum is complete, it is provided to the director of credit of the relevant lending group for review. After any requested revisions are made, the lead underwriting officer submits the underwriting memorandum to the credit committee members and links it to DealTracker at the same time as the investment officer distributes his memorandum.

Approval

      In addition to the approval of the managing director for the relevant lending group, the unanimous approval of our credit committee is required before we make a loan. The four members of our credit committee are our Chief Executive Officer, our President, our Chief Credit Officer and our Chief Legal Officer. The credit committee generally meets weekly and more frequently on an as-needed basis. Prior to the credit committee meetings, our members review the separate memoranda prepared by the investment officer and CapitalAnalytics. At the meeting, the investment officer and lead underwriting officer for each transaction under consideration present their findings and recommendations to the committee members. The committee members then have the opportunity to discuss the transaction with the presenting officers and the managing director of the relevant lending group. Following the discussion, the committee votes on whether to approve the transaction.

      If approved, the legal documentation process begins. Many of our loans are documented and closed by our 18-person in-house legal team. Other loans are outsourced to outside counsel who document and close loans under the supervision of our in-house legal department. The legal costs we incur in documenting and closing our loan transactions, whether attributable to in-house or outside legal counsel, are charged to our clients.

      The following chart illustrates the selectivity of our loan approval process:

Company Transaction Volume

Inception to December 31, 2003

Servicing

      After a loan is approved and closed, the loan is assigned to a loan officer who enters it into our proprietary loan servicing system known as CapitalSource Asset Manager, or CAM. Each loan officer works within a specific lending group to provide tailored and highly customized servicing capabilities appropriate to that group. CapitalAnalytics also performs regularly scheduled examinations on the loan, with the frequency determined in part by the internal risk rating assigned to the loan. As with its initial diligence efforts, the costs of the regular examinations performed by CapitalAnalytics are charged to our clients.

      Each lending group has developed specific servicing and portfolio guidelines that are customized for the nuances of their particular sectors. The loan officers are generally responsible for:

•	funding the loans in accordance with the credit committee approval;

•	recording the loans into CAM;

•	ensuring that billing and collections are performed in an accurate and timely fashion;

•	ensuring that the client’s periodic compliance package is prepared in accordance with the loan covenant requirements;

•	ensuring the mathematical accuracy of all covenant requirements;

•	tracking the client’s actual performance periodically to ensure that the risk rating is appropriate;

•	preparing quarterly reviews and updates for each client;

•	collecting on past due accounts; and

•	maintaining and releasing, as appropriate, the collateral in our possession.

      As of December 31, 2003, our loan officers managed an average of 13 accounts.

      Each week we hold a portfolio review meeting to review material events and information on our loans. These meetings are attended by each member of the credit committee as well as senior management of the lending group whose loans are being discussed. The loan officer provides an update on the client accounts for which they are responsible. Each of our loans is discussed at least monthly and there are more detailed discussions of loans that are performing below expectations.

      Additionally we undertake a more extensive quarterly re-evaluation of each loan. The extent of the review that we undertake for any particular loan is dictated by the complexity of the transaction and the consistency of the credit. Because we require more frequent examinations for asset intensive accounts, many accounts are actually examined on a quarterly basis. While the loan rating system described below identifies the relative risk for each transaction, the rating alone does not dictate the scope and/or frequency of any recurring examinations that we perform. The frequency of performing recurring examinations is determined by a number of factors, including the loan structure and type of collateral, the current financial performance of the client and the quality of the clients’ information systems.

Financing

      We depend on external financing sources to fund our operations. To date, we have employed a variety of financing arrangements including on balance sheet term debt transactions, credit facilities and repurchase agreements. We expect that we will continue to seek external financing sources in the future. Each of our existing financing arrangements is described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

Non-Agented Loans

      We participate in loans originated by other lenders where we are not the agent. In these situations, we generally lend money to clients as part of a larger lending package arranged by another lender. As of December 31, 2003, approximately 8% of the aggregate outstanding balance of our loan portfolio was comprised of loans for which we are not the agent. In cases where we are not the agent for a particular loan, we are often subject to contractual arrangements that prohibit us from unilaterally taking actions to enforce or foreclose the loan. We generally may only take such actions with the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance of the loans. We do not actively seek non-agented lending opportunities, but rather selectively participate in those offered to us by other lenders. In each case, we apply the same underwriting and credit standards in determining whether to participate in a co-lending arrangement as we would in evaluating whether to originate a loan ourselves.

Loan Ratings

      We have developed a comprehensive rating system and process to provide timely and accurate assessments of the credit risk inherent in each of our loans. While rating criteria vary by product, each loan rating focuses on the same three factors:

•	credit;

•	collateral; and

•	financial reporting.

      Our loan officers conduct a quarterly review in which they rate each of the loans for which they are responsible. Some loans are reviewed more frequently. Following each review process, each loan file is passed to our portfolio review specialist for an independent review, using both objective and subjective criteria. Based on this review, the portfolio review specialist then submits a recommendation to affirm or change each proposed rating to our Chief Credit Officer.

      The Chief Credit Officer reviews these recommendations and makes a final decision with respect to proposed changes. Lower rated loans receive more scrutiny by our Chief Credit Officer. Once the ratings have been finalized each quarter, the Chief Credit Officer publishes the ratings to all of our professional staff.

      In addition to our quarterly ratings review process, our credit committee affirms each loan rating in an intensive quarterly rating review meeting.

Proprietary Information Systems

      We believe that effective use of technology can streamline business functions, expedite loan turnaround time and enhance our loan servicing abilities. As of December 31, 2003, we employed 14 information systems employees, including eight network support personnel and three applications developers. In addition to widely used commercial software, we have developed two proprietary systems that we use in our daily operations:

•	DealTracker, which tracks each potential transaction from prospect identification through termination or closing; and

•	CapitalSource Asset Manager, or CAM, which tracks daily portfolio performance for our loan servicing function.

DealTracker

      DealTracker is a proprietary, web-based tracking system used for collecting information about a potential transaction, from the time a potential client is identified until the transaction closes or is terminated. DealTracker provides detailed information on the status of each transaction, including:

•	the parameters of the deal, for example, loan type, commitment amount, rates and fees;

•	the source of the deal;

•	the identities of the CapitalSource investment officer and underwriting officer working on the deal; and

•	a checklist of items required to close the deal and the status of each listed item.

      DealTracker also provides links to key documents for each transaction, including the:

•	transaction term sheet;

•	initial client memorandum;

•	credit committee memorandum prepared by the investment officer; and

•	underwriting report prepared by CapitalAnalytics.

      DealTracker allows management to extract a wide variety of deal process metrics, such as the average time required to close a transaction once a term sheet has been presented, the most productive sources of potential transactions or information on points in the process when deals are terminated. Each time a new deal is entered into the system or a new document is linked to a deal already in the system, interested employees are notified and encouraged to comment. DealTracker encourages transparency in our transaction process by encouraging open sharing of information throughout CapitalSource.

CapitalSource Asset Manager

      CapitalSource Asset Manager, or CAM, is a proprietary loan management and client servicing platform developed by our information technology team. CAM is used to track important information about individual borrowers and loans. Key borrower information includes the borrower’s risk rating and financial performance data in addition to general information about the borrower. For individual loans, CAM tracks data such as balances, interest rates and fees, lien position and payment status. In addition to tracking the performance of the loan portfolio, CAM generates monthly client billing statements, sends data to accounting for preparation of financial statements and aids treasury management in monitoring the terms of our borrowings.

      Designed to be flexible, CAM allows us to meet the specific needs of our business without being constrained by limitations imposed by vendor-supplied software packages that can be both limiting in design and overly complex in functionality. By using our own proprietary software platform, we protect our business from changes in a software vendors applications support, and benefit from the ability to continuously tailor the package to meet our specific needs.

      Key features of CAM include:

•	integration of all loan types, including asset-based, cash flow, term and mortgage loans, as well as letters of credit, into a single application;

•	flexibility to define loan parameters with any interest, fee and payment structure;

•	real time transaction processing; and

•	use of current technology including Java and XML.

Back-up, Redundancy and Security

      Our information technology department utilizes a number of industry standard practices to secure, protect, manage, and back-up confidential corporate data. These practices include the implementation and testing of tape back-up strategies, server recovery plans, network security reviews and redundancy. Our information technology staff uses daily, weekly and monthly checklists to help ensure that established procedures are followed.

Competition

      Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. We compete with a large number of financial services companies, including:

•	specialty and commercial finance companies, including GE Commercial Finance;

•	commercial banks;

•	insurance companies;

•	private investment funds;

•	investment banks, including Merrill Lynch Capital Group; and

•	other equity and non-equity based investment funds.

      Some of our competitors have substantial market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of our competitors also have access to lower cost capital.

      Competition from traditional competitors has been impacted by the slowdown in the United States economy, industry consolidation, increased emphasis on liquidity and widening credit spreads, with greater dispersion of credit spreads for lower rated credits. We believe we compete based on:

•	in-depth knowledge of our clients’ industries or sectors and their business needs from information, analysis, and effective interaction between the clients’ decision-makers and our experienced professionals;

•	our breadth of product offerings and flexible approach to structuring debt financings that meet our clients’ business and timing needs; and

•	our superior client service.

Regulation

      Some aspects of our operations are subject to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate credit granting activities, including establishing licensing requirements in some jurisdictions;

•	establish the maximum interest rates, finance charges and other fees we may charge our clients;

•	govern secured transactions;

•	require specified information disclosures to our clients;

•	set collection, foreclosure, repossession and claims handling procedures and other trade practices;

•	regulate our clients’ insurance coverages;

•	regulate our HUD mortgage origination business;

•	prohibit discrimination in the extension of credit and administration of our loans; and

•	regulate the use and reporting of information related to a client’s credit experience.

In addition, many of the clients of the HealthCare Finance group are subject to regulation under the applicable Medicare and Medicaid programs. These regulations indirectly affect our business in several ways.

•	With limited exceptions, the law prohibits payment of amounts owed to healthcare providers under the Medicare and Medicaid programs to be directed to any entity other than actual providers. Accordingly, while we lend money that is secured by pledges of Medicare and Medicaid receivables, if we were required to invoke our rights to the pledged receivables, we would be unable to collect receivables payable under these programs directly. We would need a court order to force collection directly against these governmental payors.

•	Hospitals and nursing facilities are not assured of receiving Medicare reimbursement adequate to cover the actual costs of operating the facilities. Many states are presently considering enacting, or have already enacted, cuts to their Medicaid programs. Some of our health care clients depend on Medicare and Medicaid reimbursements, and reductions in reimbursements from these programs may have a negative impact on their ability to generate adequate revenues to satisfy their obligations to us. There are no assurances that payments from governmental payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs.

•	For our clients to remain eligible to receive reimbursements under the Medicare and Medicaid programs, the clients must comply with a number of operational covenants and other regulations imposed by these programs. A client’s failure to comply with these covenants and regulations may cause the client to lose its eligibility to continue to receive reimbursements under the programs, which could result in the client’s inability to make scheduled payments to us.

Employees

      As of December 31, 2003, we employed 285 people. We believe that our relations with our employees are good.

Other Information

      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.capitalsource.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

      We also provide access on our website to our Principles of Corporate Governance, Code of Business Conduct and Ethics, the charters of our Audit, Compensation and Nominating and Corporate Governance Committees and other corporate governance documents. Copies of these documents are available to any shareholder upon written request made to our corporate secretary at our Chevy Chase, MD address. In addition, we intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics.

ITEM 2.	PROPERTIES

      Our headquarters are located in Chevy Chase, Maryland, a suburb of Washington, D.C., where we lease 64,991 square feet of office space under a lease that expires in May 2013. This office houses the bulk of our technology and administrative functions and serves as the primary base for our lending operations. We maintain offices in California, Connecticut, Georgia, Illinois, Massachusetts, New York, Ohio, Pennsylvania, Tennessee and Texas. We believe our leased facilities are adequate for us to conduct our business.

ITEM 3.	LEGAL PROCEEDINGS

      From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

      Our common stock has been traded on The New York Stock Exchange under the symbol “CSE” since our initial public offering on August 7, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NYSE:

	High	Low

2003:
Third Quarter (from August 7, 2003)	$18.15	$16.50
Fourth Quarter	$24.10	$16.82

2004:
First Quarter (through March 11, 2004)	$24.50	$18.85

      On March 11, 2004, the last reported sale price of our common stock on the NYSE was $22.50 per share.

Holders

      As of December 31, 2003, there were 120 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

Dividend Policy

      As a limited liability company, we paid distributions to our members based on the estimated taxes payable on the taxable income passed through to them. Distributions for the years ended December 31, 2003 and 2002 were $32.7 million and $15.2 million, respectively. There were no distributions for the year ended December 31, 2001 or the period from September 7, 2000 (inception) to December 31, 2000.

      We intend to retain our future earnings, if any, to finance the future development and operation of our business. Accordingly, we do not anticipate paying any dividends on our common stock in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

      You should read the data set forth below in conjunction with our consolidated financial statements and related notes of CapitalSource Inc., and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this report. The following tables show selected portions of audited historical consolidated financial data as of and for the years ended December 31, 2003, 2002 and 2001 and for the period from September 7, 2000, the date we commenced operations, through December 31, 2000. We derived our selected consolidated financial data as of and for the years ended December 31, 2003, 2002 and 2001 and for the period from September 7, 2000, the date we commenced operations, through December 31, 2000 from our audited consolidated financial statements, which have been examined and reported upon by Ernst & Young LLP, independent auditors.

      The average number of common shares outstanding has been adjusted to reflect the recapitalization that took place on August 30, 2002 as if it occurred on September 7, 2000 (inception). For additional description of the recapitalization, see Note 10, Shareholders’ Equity, in the audited consolidated financial statements for the year ended December 31, 2003.

				Period from
	Year Ended December 31,			September 7, 2000
				(Inception) through
	2003	2002	2001	December 31, 2000

	($ in thousands, except per share data)
Results of operations:
Interest income	$175,169	$73,591	$21,915	$2,478
Fee income	50,596	17,512	4,553	217

Total interest and fee income	225,765	91,103	26,468	2,695
Interest expense	39,956	13,974	4,286	295

Net interest and fee income	185,809	77,129	22,182	2,400
Provision for loan losses	11,337	6,688	—	—

Net interest and fee income after provision for loan losses	174,472	70,441	22,182	2,400
Total operating expenses	67,807	33,595	15,589	2,525
Total other income	25,815	4,736	199	63

Net income (loss) before income taxes	132,480	41,582	6,792	(62)
Income taxes(1)	24,712	—	—	—

Net income (loss)	$107,768	$41,582	$6,792	$(62)

Net income per share:
Basic	$1.02	$0.43	$0.07	$(0.00)

Diluted	$1.01	$0.42	$0.07	$(0.00)

Average shares outstanding:
Basic(2)	105,281,806	97,701,088	97,246,279	97,016,588

Diluted(2)	107,170,585	99,728,331	99,336,235	99,288,600

(1)	The provision for income taxes on the income earned from August 7, 2003 to December 31, 2003 is based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members. As a “C” corporation, we are responsible for the payment of all federal and state corporate income taxes. At the reorganization date, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate.

(2)	Adjusted to reflect the recapitalization that took place on August 30, 2002 as if it occurred on September 7, 2000 (inception).

	December 31,

	2003	2002	2001	2000

	($ in thousands)
Balance sheet data:
Loans	$2,416,907	$1,073,680	$394,272	$84,528
Deferred loan fees	(59,793)	(30,316)	(10,746)	(2,354)
Allowance for loan losses	(18,025)	(6,688)	—	—

Loans, net	2,339,089	1,036,676	383,526	82,174
Total assets	2,567,091	1,160,605	429,642	105,755
Repurchase agreements	8,446	—	—	—
Credit facilities	737,998	240,501	207,104	8,251
Term debt	923,208	428,585	—	—

Total borrowings	1,669,652	669,086	207,104	8,251
Total shareholders’ equity	867,132	473,682	215,126	96,708

Portfolio statistics:
Number of loans closed to date	504	209	73	15
Number of loans paid off to date	(87)	(24)	(2)	—

Number of loans	417	185	71	15

Total loan commitments	$3,673,369	$1,636,674	$580,640	$138,384
Average outstanding loan size	$5,796	$5,804	$5,553	$5,635
Average balance of loans outstanding during period	$1,760,638	$672,015	$186,051	$52,948
Employees as of period end	285	164	86	30

							Period from
	Year Ended December 31,						September 7, 2000
							(Inception) through
	2003		2002		2001		December 31, 2000

Performance ratios:
Pre-tax return on average assets	7.00%		5.63%		3.23%		(0.27)%
Pre-tax return on average equity	19.57		12.23		4.86		(0.28)
Net interest margin after provision for loan losses	9.22		9.59		10.64		10.83
Operating expenses as a percentage of average total assets	3.58		4.55		7.41		10.92
Efficiency ratio (operating expenses/ net interest and fee income)	36.5		43.6		70.3		105.2
Credit quality and leverage ratios:
60 or more days contractual delinquencies as a percentage of loans (at period end)	0.18%		0.00%		0.00%		0.00%
Net chargeoffs as a percentage of average loans	0.00		0.00		0.00		0.00
Allowance for loan losses as a percentage of loans (at period end)	0.75		0.62		0.00		0.00
Total debt to equity (at period end)	1.93	x	1.41	x	0.96	x	0.09	x
Equity to total assets (at period end)	33.8%		40.8%		50.1%		91.5%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the caption “Selected Consolidated Financial and Other Data.”

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

      This Form 10-K, including the footnotes to our consolidated financial statements which immediately follow, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our clients’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements. More detailed information about these factors is contained in the section that follows.

      The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

      We are a specialized commercial finance company providing loans to small and medium-sized businesses. Our goal is to be the lender of choice for small and medium-sized businesses with annual revenues ranging from $5 million to $250 million that require customized and sophisticated debt financing. We conduct our business in one reportable segment through three focused lending groups:

•	Corporate Finance, which generally provides senior and mezzanine loans principally to businesses backed by private equity sponsors;

•	HealthCare Finance, which generally provides asset-based revolving lines of credit, first mortgage loans, equipment financing and other senior and mezzanine loans to a broad range of healthcare companies; and

•	Structured Finance, which generally provides asset-based lending to finance companies and commercial real estate owners.

      We offer a range of senior secured asset-based loans, first mortgage loans, senior secured cash flow loans and mezzanine loans to our clients. Our loans generally mature in two to five years and range in size from $1 million to $50 million, with an average loan size as of December 31, 2003 of $5.8 million. Virtually all of our loans require monthly interest payments at floating rates. In many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. As of December 31, 2003, $1.8 billion, or 74%, of the aggregate outstanding principal amount of our loan portfolio had interest rate floors. Of this amount, loans representing 99% of the outstanding principal amount of the loans with interest rate floors bore interest at the interest rate floor as of December 31, 2003. Consequently, as interest rates rise, our interest income on these loans will not increase until the contractual interest rates exceed the level of the floor.

      Our revenue consists of interest and fees from our loans and, to a lesser extent, other income which includes unrealized appreciation (depreciation) on certain equity interests and gains (losses) on the sale of warrants and other equity interests. Our expenses consist principally of interest expense and operating expenses which include compensation and employee benefits and other administrative expenses.

      The primary driver of our results of operations and financial condition has been our significant growth since our inception on September 7, 2000. Our interest earning assets, which consist primarily of loans, grew to $2.6 billion as of December 31, 2003, an increase of 117%, from $1.2 billion as of December 31, 2002 and generated a gross yield of 11.92% for the year ended December 31, 2003.

      We believe that our rapid growth has not adversely affected the credit quality of our portfolio. We expect to experience credit losses in the future and have established an allowance for loan losses consistent with our expectation of losses inherent in our portfolio. As of December 31, 2003, loans with an aggregate principal balance of $4.3 million were 60 or more days delinquent. Additionally, as of December 31, 2003, loans with an aggregate principal balance of $8.8 million were on non-accrual status.

      Like all lenders, our business depends on our access to external sources of financing and the cost of such funding. Since inception, we have funded our business through a combination of credit facilities, term debt, repurchase agreements, $511.0 million of equity capital raised from private investors, $242.0 million of equity from our initial public offering and retained earnings. The interest cost of our borrowings for the year ended December 31, 2003 was 3.32%. All of our term debt transactions have been accounted for as on balance sheet financings with no gain or loss recorded on the transactions. As of December 31, 2003, our debt to equity ratio was 1.93x. Our ability to continue to grow depends on our lenders’ access to the commercial paper markets and our access to the asset-backed debt capital markets. To the extent these markets were to suffer from prolonged disruptions, our ability to finance continued growth could be hampered. We believe that our capital structure and access to additional funding sources provides us with the flexibility to continue to grow our assets as we pursue attractive lending opportunities.

      We accelerated our investments in our staffing and other operational assets during our first years in operation, and as a result, we believe our expenses generally will continue to decrease as a percentage of our average total assets as we continue to carefully control our operating expenses and spread these expenses over a growing portfolio of loans. For the year ended December 31, 2003, the ratio of our operating expenses to average total assets was 3.58%, down from 4.55% for the year ended December 31, 2002. We will continue to focus on carefully controlling our operating expenses. If we are successful, our margins should improve in future periods as our expenses are spread over a growing portfolio of loans.

Portfolio Composition

      The schedule below shows the average loan size and average loan size per client by lending group as of December 31, 2003:

				Average
	Number	Average	Number	Loan Size
	of Loans	Loan Size	of Clients	Per Client

	($ in thousands)
Composition of portfolio by lending group:
Corporate Finance	134	$7,255	67	$14,509
HealthCare Finance	160	4,104	126	5,212
Structured Finance	123	6,408	118	6,679

Overall Portfolio	417	$5,796	311	$7,771

      The schedule below shows the composition of our loan portfolio by type and by lending group as of December 31, 2003 and 2002:

	December 31,

	2003		2002

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$802,115	33%	$339,903	32%
Senior secured cash flow loans	832,871	35	259,161	24
First mortgage loans	677,404	28	350,668	33
Mezzanine loans	104,517	4	123,948	11

Total	$2,416,907	100%	$1,073,680	100%

Composition of portfolio by lending group:
Corporate Finance	$972,105	40%	$387,314	36%
HealthCare Finance	656,671	27	321,825	30
Structured Finance	788,131	33	364,541	34

Total	$2,416,907	100%	$1,073,680	100%

      The schedule below shows the scheduled maturities of our loans as of December 31, 2003:

	Due in	Due in
	One Year	One to	Due After
	Or Less	Five Years	Five Years	Total

	($ in thousands)
Scheduled maturities by loan type:
Senior secured asset-based loans	$154,126	$647,989	$—	$802,115
Senior secured cash flow loans	107,872	707,928	17,071	832,871
First mortgage loans	158,011	519,393	—	677,404
Mezzanine loans	3,736	77,924	22,857	104,517

Total	$423,745	$1,953,234	$39,928	$2,416,907

      The schedule below shows the dollar amount of all fixed-rate and adjustable-rate loans as of December 31, 2003:

	Fixed Rates	Adjustable Rates	Total

Composition of portfolio by loan type:
Senior secured asset-based loans	$31,568	$770,547	$802,115
Senior secured cash flow loans	23,408	809,463	832,871
First mortgage loans	22,357	655,047	677,404
Mezzanine loans	11,391	93,126	104,517

Total	$88,724	$2,328,183	$2,416,907

      We also invest in equity interests, generally in connection with a loan to a client. The equity interests include common stock, preferred stock, limited liability company interests and warrants to purchase equity instruments. As of December 31, 2003 and 2002, the carrying value of investments was $39.8 million and $23.7 million, respectively. Many of our investments are carried at fair value with increases and decreases recorded in other income (expense).

Acquisition of Assets

      On March 3, 2003, we purchased assets from another financial institution for a purchase price of approximately $174.8 million. The assets acquired included 55 loans with an aggregate principal balance of approximately $188.5 million. The loans comprised a well-seasoned portfolio of performing loans with a weighted average remaining life of approximately 14 months at acquisition. Additionally, we purchased furniture and equipment from the seller, assumed the seller’s office lease of 3,792 square feet located in a suburb of Dallas, and added nine former employees of the seller who were responsible for managing the acquired assets.

Interest and Fee Income

      Interest and fee income represents commercial loan interest and net fee income earned from our commercial loan operations. Virtually all of our loans charge interest at variable rates that generally adjust monthly. Loans representing approximately 74% of the aggregate outstanding balance of our loan portfolio as of December 31, 2003 have interest rate floors, which protect us from an erosion of earnings in a declining interest rate environment. As interest rates rise, our interest income on loans with interest rate floors will not increase until the contractual interest rates exceed the level of the floors. Fee income includes the amortization of loan origination fees, net of the direct costs of origination, amortization of original issue discount, the amortization of the discount on loans acquired, and other fees charged to borrowers. Loan prepayments may materially affect fee income since, in the period of prepayment, the amortization of remaining net loan origination fees and discounts is accelerated and prepayment penalties may be assessed on the prepaid loans.

Interest Expense

      Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. All of our borrowings charge interest at variable rates based on LIBOR or commercial paper rates plus a margin. As our borrowings increase and as interest rates rise, our interest expense will increase. Deferred financing fees and the costs of acquiring debt, such as commitment fees and legal fees, are amortized over the life of the borrowing. Loan prepayments may materially affect interest expense since in the period of prepayment the amortization of remaining deferred financing fees and debt acquisition costs is accelerated.

Provision for Loan Losses

      The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan losses inherent in our portfolio. As we add new loans to our portfolio, or if the credit quality of the portfolio declines, we may record a provision to increase the allowance for loan losses.

Other Income (Expense)

      Other income (expense) consists of gains (losses) on the sale of warrants and other equity interests, unrealized appreciation (depreciation) on certain equity interests, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with HUD origination activities, and other miscellaneous fees not attributable to our loan operations.

Operating Expenses

      Operating expenses include compensation and benefits, professional fees, travel, rent, depreciation and amortization, marketing and other general and administrative expenses.

Income Taxes

      We were originally organized as a limited liability company. During the period that we were organized as a limited liability company, all income taxes were the responsibility of our individual members; therefore, our historical consolidated statements of income do not include any provision for income taxes. Since our reorganization into a “C” corporation for income tax purposes in August 2003, we are responsible for paying federal, state and local income taxes. Deferred tax liabilities and assets have been reflected in the consolidated balance sheets. Deferred tax liabilities and assets are determined based on the differences between the book value and the tax basis of particular assets and liabilities, using tax rates scheduled to be in effect for the years in which the differences are expected to reverse.

Segment Reporting

      Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items, and segment assets.

      We operate as a single business segment and, therefore, this statement is not applicable. Because our clients require customized and sophisticated debt financing, we have created three lending groups to develop the industry experience required to structure loans that reflect the particular credit and security characteristics required by different types of clients. However, we manage our lending business as a whole rather than by lending group. For example:

•	To date, our resources have been sufficient to support our lending business. We obtain resources for the benefit of the entire company and do not allocate resources to specific lending groups based on their individual or relative performance. We fund all of our loans from common funding sources.

•	We have established common loan origination, credit underwriting, credit approval, and loan monitoring processes, which are used by all lending groups.

•	We do not factor the identity of the lending group originating a loan into our decision as to whether to fund proposed loans. Rather, we fund every loan that is approved by our credit committee and is acceptable to our customers, and we expect this trend will continue.

Results of Operations

      Our results of operations are driven primarily by our rapid growth since inception. The most significant factors influencing our results of operations for the periods described in this section were:

•	Significant growth in average interest earning assets;

•	Accelerated amortization of loan discounts and prepayment fees over a growing loan portfolio;

•	Increased borrowings to fund our growth;

•	Increased provision for loan losses as our portfolio continued to grow and became more seasoned; and

•	Increased operating expenses, consisting primarily of higher employee compensation directly related to increases in the number of employees necessary to originate and manage our loan portfolio.

Comparison of the Years Ended December 31, 2003 and 2002

Interest Income

      Interest income was $175.2 million for the year ended December 31, 2003, an increase of $101.6 million, or 138%, from $73.6 million for the year ended December 31, 2002. The increase was due to growth in average interest earning assets of $1.2 billion, or 158%, offset by a decline in the yield on average interest earning assets of 77 basis points. The decline in the yield on average interest earning assets was due primarily to overall declines in market interest rates.

Fee Income

      Fee income was $50.6 million for the year ended December 31, 2003, an increase of $33.1 million, or 189%, from $17.5 million for the year ended December 31, 2002. The increase was primarily due to the recognition of fee income associated with the accelerated amortization of deferred net origination fees and loan discounts and prepayment fees in the aggregate amount of $15.6 million, for the year ended December 31, 2003. In addition, the accretion of loan discounts into fee income related to purchased loans contributed $3.4 million in additional fee income for the year ended December 31, 2003. The remaining $14.1 million increase in fee income was due to the overall growth in interest earning assets.

Interest Expense

      Interest expense was $40.0 million for the year ended December 31, 2003, an increase of $26.0 million, or 186%, from $14.0 million for the year ended December 31, 2002. The increase was due to an increase in average borrowings of $812.6 million, or 208%, to fund growth in interest earning assets and an increase in our debt to equity ratio to 1.93x as of December 31, 2003 from 1.41x as of December 31, 2002. This increase was offset by a decrease in our cost of borrowings of 25 basis points to 3.32% for the year ended December 31, 2003 from 3.57% for the year ended December 31, 2002. This decrease was a result of the falling interest rate environment during the year.

Net Interest Margin

      Net interest margin, defined as net interest income divided by average interest earning assets, was 9.81% for the year ended December 31, 2003, a decline of 69 basis points from 10.50% for the year ended December 31, 2002. The decrease in net interest margin was due to an increase in our debt to equity ratio due to additional borrowings, partially offset by a decline in net interest spread. Net interest spread, the difference between our gross yield on interest earning assets and the total cost of our interest bearing liabilities, was 8.60% for the year ended December 31, 2003, a decrease of 23 basis points from 8.83% for the year ended December 31, 2002. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The decrease in net interest spread is attributable to the changes in its components as described above.

      The following table summarizes the yield and cost of interest earning assets and interest bearing liabilities for the year ended December 31, 2003 and 2002:

	Year Ended December 31,

	2003			2002

		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

	($ in thousands)
Interest earning assets:
Interest income		$175,169	9.25%		$73,591	10.02%
Fee income		50,596	2.67		17,512	2.38

Total interest earning assets(1)	$1,893,342	225,765	11.92	$734,393	91,103	12.40
Total interest bearing liabilities(2)	1,204,252	39,956	3.32	391,615	13,974	3.57

Net interest spread		$185,809	8.60%		$77,129	8.83%

Net interest margin (net yield on interest earning assets)			9.81%			10.50%

(1)	Interest earning assets include cash, restricted cash and gross loans.

(2)	Interest bearing liabilities include repurchase agreements, credit facilities and term debt.

Provision for Loan Losses

      The provision for loan losses increased to $11.3 million for the year ended December 31, 2003 from $6.7 million for the year ended December 31, 2002. The increase in the provision reflected the growth in the portfolio, the seasoning of the portfolio and the change in our methodology. As of December 31, 2003, loans with an aggregate principal balance of $4.3 million were 60 or more days delinquent. Additionally, as of

December 31, 2003, loans with an aggregate principal balance of $8.8 million were on non-accrual status. As of December 31, 2002, none of our loans were 60 days or more delinquent or on non-accrual status. During the year ended December 31, 2003, we recorded specific reserves of $2.7 million for loans which we considered to be impaired. We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments. We had no impaired loans during 2002.

Other Income

      Other income was $25.8 million for the year ended December 31, 2003, an increase of $21.1 million, or 449%, from $4.7 million for the year ended December 31, 2002. Other income for the year ended December 31, 2003 included gains on equity interests of $18.1 million compared with $3.6 million as of December 31, 2002, an increase of $14.5 million. The increase in other income also was partially attributable to an increase of $3.9 million in fees arising from our activities in originating federally insured mortgage loans to clients of our HealthCare Finance Group and an increase of $1.2 million in diligence deposits forfeited. Another component of the increase in other income was a $0.6 million decrease in loss on derivatives to $0.8 million for the year ended December 31, 2003 from $1.4 million for the year ended December 31, 2002.

Operating Expenses

      Operating expenses were $67.8 million for the year ended December 31, 2003, an increase of $34.2 million, or 102%, from $33.6 million for the year ended December 31, 2002. Contributing to the increase was higher employee compensation, which increased $21.7 million, or 96%. The higher employee compensation was attributable to the increase in employees to 285 as of December 31, 2003 from 164 as of December 31, 2002, as well as higher incentive compensation relating to the growth in our operating profits. A significant portion of the employee compensation is composed of annual bonuses, which we accrue throughout the year. For the years ended December 31, 2003 and 2002, bonus expense totaled $19.8 million and $10.8 million, respectively. The remaining $12.5 million increase in operating expenses for the year ended December 31, 2003 was attributable to an increase of $2.1 million in travel and entertainment expenses, $3.2 million in professional fees, $1.3 million in rent, $1.1 million in insurance and $4.8 million in other general business expenses.

      Operating expenses as a percentage of average total assets decreased to 3.58% for the year ended December 31, 2003 from 4.55% for the year ended December 31, 2002. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income, decreased to 36.5% for the year ended December 31, 2003 from 43.6% for the year ended December 31, 2002. The improvements in operating expenses as a percentage of average total assets and the efficiency ratio were attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of loans. The improvement in our efficiency ratio was also partially the result of the significant increase in our net interest and fee income.

Income Taxes

      We provided for income taxes on the income earned from August 7, 2003 to December 31, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members. At the reorganization date, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate. Since we were not a taxpayer prior to August 7, 2003 and due to the one-time deferred tax benefit, our effective tax rate for the year ended December 31, 2003 was 18.7%.

                  Comparison of the Years Ended December 31, 2002 and 2001

Interest income

      Interest income was $73.6 million for the year ended December 31, 2002, an increase of $51.7 million, or 236%, from $21.9 million for the year ended December 31, 2001. The increase was due to a growth in average interest earning assets of $525.9 million, or 252%, offset by a decline in the yield on average interest earning assets of 49 basis points. The decline in the yield on average interest earning assets was due largely to overall declines in market interest rates.

Fee income

      Fee income was $17.5 million for the year ended December 31, 2002, an increase of $12.9 million, or 280%, from $4.6 million for the year ended December 31, 2001. The increase was due to loan growth and the recognition of $1.8 million in fees related to the accelerated amortization of the loan discount and prepayment fees of a loan payoff.

Interest expense

      Our interest expense was $14.0 million for the year ended December 31, 2002, an increase of $9.7 million, or 226%, from $4.3 million for the year ended December 31, 2001. The increase was due to increased average borrowings of $322.0 million, or 463%, to fund growth in interest earning assets and an increase in debt to equity ratio to 1.41x as of December 31, 2002 from 0.96x as of December 31, 2001. This was offset by a decrease in our cost of borrowings of 258 basis points to 3.57% for the year ended December 31, 2002 from 6.15% for the year ended December 31, 2001. This decrease was a result of higher usage on the commercial paper conduit credit facility, which reduced the amortization of deferred financing fees as a percentage of average borrowings. Additionally, the decrease in the cost of borrowings was due to the falling interest rate environment during the period and the addition of new borrowing facilities at lower margins.

Net interest margin

      Net interest margin was 10.50% for the year ended December 31, 2002, a decline of 14 basis points from 10.64% for the year ended December 31, 2001. The decrease was due to an increase in our debt to equity ratio and an increase in our net interest spread. Our net interest spread, the difference between our gross yield on interest earning assets, and the total cost of our interest bearing liabilities, increased 229 basis points. Gross yield is the sum of interest income and fee income divided by our average interest earning assets. The increase in the interest spread is due primarily to the decrease in our cost of funds of 258 basis points and an increase in fee income of 20 basis points, partially offset by the decline in the yield on average interest earning assets of 49 basis points.

      The following table summarizes the yields and costs of interest earning assets and interest bearing liabilities for the years ended December 31, 2002 and 2001:

	Year Ended December 31,

	2002			2001

		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

	($ in thousands)
Interest earning assets:
Interest income		$73,591	10.02%		$21,915	10.51%
Fee income		17,512	2.38		4,553	2.18

Total interest earning assets(1)	$734,393	91,103	12.40	$208,495	26,468	12.69
Total interest bearing liabilities(2)	391,615	13,974	3.57	69,653	4,286	6.15

Net interest spread		$77,129	8.83%		$21,182	6.54%

Net interest margin (net yield on interest earning assets)			10.50%			10.64%

(1)	Interest earning assets include cash, restricted cash and gross loans.

(2)	Interest bearing liabilities include repurchase agreements, credit facilities and term debt.

Provision for loan losses

      The provision for loan losses increased to $6.7 million for the year ended December 31, 2002 from zero for the year ended December 31, 2001. The increase in the provision reflected the growth in the portfolio, the seasoning of the portfolio and a change in our methodology for calculating our allowance for loan losses. As of December 31, 2002 and 2001, none of our loans were greater than 60 days delinquent, on non-accrual status, nor were any loans classified as troubled debt restructurings.

Other income

      Other income increased $4.5 million, to $4.7 million for the year ended December 31, 2002 from $0.2 million for the year ended December 31, 2001. The increase was primarily attributable to $3.6 million in unrealized gains on the mark-to-market adjustments of investments, a $1.5 million increase in diligence deposits forfeited, and HUD origination income of $0.7 million, partially offset by an increased loss on interest rate swaps of $1.4 million.

Operating expenses

      Operating expenses were $33.6 million for the year ended December 31, 2002, an increase of $18.0 million, or 115.4%, from $15.6 million for the year ended December 31, 2001. Contributing to the increase was higher employee compensation, which increased $12.0 million, or 111.5%. The higher employee compensation was attributable to the increase in employees to 164 from 86, as well as higher incentive compensation relating to the growth in our operating profits. A significant portion of employee compensation is composed of annual bonuses, which we accrue throughout the year. For the years ended December 31, 2002 and 2001, bonus expense totaled $10.8 million and $5.2 million, respectively. The remaining $6.0 million increase in operating expenses for the year ended December 31, 2002 in comparison to the year ended December 31, 2001 is attributable to the increase of $1.3 million in marketing expense, $1.1 million in legal fees, $1.1 million in travel and entertainment, $0.6 million in rent, $0.6 million in audit fees, $0.5 million in depreciation expense, $0.3 million in bank fees and $0.5 million in other general business expenses.

      Operating expenses as a percentage of average total assets decreased to 4.55% for the year ended December 31, 2002 from 7.41% for the year ended December 31, 2001. Our efficiency ratio decreased to 43.6% for the year ended December 31, 2002 from 70.3% for the year ended December 31, 2001. The improvement in operating expenses as a percentage of average total assets and the efficiency ratio was attributable to carefully controlling our operating expenses and spreading those expenses over a growing portfolio of loans, achieving increased economies of scale as our assets have grown faster than our operating expenses.

Pre-tax income

      Net income increased $34.8 million, or 511.8%, to $41.6 million, or $0.42 per share, for the year ended December 31, 2002 from $6.8 million, or $0.07 per share for the year ended December 31, 2001. The increase in pre-tax income was primarily attributable to an increase in interest and fee income associated with loan growth as well as a $5.0 million increase in other income related to diligence deposits forfeited and gains on equity interests offset by an increase in operating and interest expenses.

      During the years ended December 31, 2002 and 2001, we were organized as a limited liability company and all income taxes were the responsibility of our individual members; therefore our historical consolidated statements of income do not include any provision for income taxes. After reorganizing into a “C” corporation for income tax purposes, we are responsible for paying federal, state and local income taxes.

Financial Condition, Liquidity and Capital Resources

Initial Public Offering

      On August 12, 2003, we closed the sale of 23.43 million shares of our common stock in our initial public offering. Of this number, we sold 18.13 million shares and selling stockholders sold 5.3 million shares. The initial public offering price was $14.50 per share. We used the net proceeds of $242.0 million from the initial public offering to fund normal operations and to repay indebtedness under our credit facilities and obligations under one of our repurchase agreements as follows:

•	We used approximately $28.2 million of the net proceeds from the initial public offering to repay all of the outstanding indebtedness under our $115 million credit facility.

•	We used $141.0 million of the net proceeds from the initial public offering to repay the outstanding indebtedness under our primary $700 million credit facility with five commercial banks.

•	We used $45.7 million of the net proceeds from the initial public offering to repay a portion of the outstanding obligations under one of our repurchase agreements.

Cash and Cash Equivalents

      As of December 31, 2003 and 2002, we had $69.9 million and $49.8 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. Our objective is to maintain a low cash balance to avoid negative arbitrage. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.

      We had $79.9 million and $28.9 million of restricted cash as of December 31, 2003 and 2002, respectively. The restricted cash represents interest collections on loans pledged to our credit facilities, collateral for letters of credit issued for the benefit of a client, principal and interest collections on loans collateralizing our term debt, and client holdbacks and escrows. Interest rate swap payments, interest payable, and servicing fees are deducted from the monthly interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Asset Quality and Allowance for Loan Loss

      If a loan is 90 days or more past due, or we expect that the borrower will not be able to service its debt and other obligations, we will place the loan on non-accrual status. When a loan is placed on non-accrual status, interest and fee receivable previously recognized as income but not yet paid is reversed and the recognition of interest and fee income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We will make exceptions to this policy if the loan is well secured and in the process of collection.

      As of December 31, 2003, loans with an aggregate principal balance of $4.3 million were 60 or more days delinquent. Additionally, as of December 31, 2003, loans with an aggregate principal balance of $8.8 million were on non-accrual status. As of December 31, 2002, none of our loans was 60 or more days delinquent or on non-accrual status. As of December 31, 2003, impaired loans totaled $10.4 million. Specific reserves for the impaired loans were $2.7 million as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. As of December 31, 2002, there were no impaired loans. For the year ended December 31, 2003, loans totaling $36.3 million as of December 31, 2003 classified as troubled debt restructurings as defined by SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. As of December 31, 2002, there were no troubled debt restructurings in the loan portfolio.

      Despite our lack of historical loss experience, we have provided an allowance for loan losses to cover inherent losses in the loan portfolio. Our allowance for loan losses as of December 31, 2003 and 2002 was $18.0 million and $6.7 million, respectively. These amounts equate to an estimated 0.75% and 0.62% of loans as of December 31, 2003 and 2002, respectively. As of December 31, 2003, $2.7 million of allowance for loan losses related to specific reserves. There were no specific reserves as of December 31, 2002. With the growth of our loan portfolio, many of the loans are not seasoned and, therefore, delinquencies and charge offs likely will occur in the future.

      Activity in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 was as follows:

	Year Ended December 31,

	2003	2002	2001

	($ in thousands)
Balance as of beginning of period	$6,688	$—	$—
Provision for loan losses	11,337	6,688	—
Charge offs	—	—	—

Balance as of end of period	$18,025	$6,688	$—

Investments

      As of December 31, 2003 and 2002, we had $39.8 million and $23.7 million, respectively, in investments. This change resulted from a $6.0 million increase in additional investments and a $10.1 million increase in unrealized gains on our investments. As of December 31, 2002, 47% of our total equity interest was in two companies: MedCap Properties, LLC (“MedCap”) and Encore Medical Corporation (“Encore”). In October 2003, we sold our equity investment in MedCap for cash consideration of $16.1 million, generating an estimated pretax gain of $12.6 million. During 2003, we recorded net gains on our investment in Encore totaling $7.6 million.

Borrowings and Liquidity

      As of December 31, 2003 and 2002, we had outstanding borrowings totaling $1.7 billion and $669.1 million, respectively. Borrowings under our various credit facilities, term debt, and repurchase agreements have supported our loan growth. During the year ended December 31, 2003, we added two new credit facilities, entered into three repurchase agreements, and increased our multi-bank credit facility from $475.0 million to $700.0 million. For a detailed discussion of our borrowings, see Note 8, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2003.

      As of December 31, 2003, our borrowings and funding sources, maximum facility amount, amounts outstanding, and unused available commitments, subject to certain minimum equity restrictions and other covenants and conditions, are summarized below:

	Maximum
	Facility	Amounts	Unused
Funding Source	Amount	Outstanding	Capacity

		($ in thousands)
Credit facilities	$1,215,000	$737,998	$477,002
Term debt	1,299,450	923,208	— (1)
Repurchase agreements	309,000	8,446	300,000

Total		$1,669,652	$777,002

(1)	Our asset-backed notes are one-time fundings that pay down over time without providing any ability for us to draw down additional amounts.

Credit Facilities

      We use three credit facilities to fund our loans. The first is a $700.0 million credit facility, which is secured by loans that meet specified eligibility criteria. We obtain funding under this facility through a single-purpose subsidiary to which we transfer eligible loans. Availability under the facility depends on our borrowing base, which is calculated based on the outstanding principal amount of eligible loans in the facility combined with specified portfolio concentration criteria. These concentration criteria reduce our borrowing base by the aggregate principal balance of loans that exceed the criteria. These concentration criteria include, among other things:

•	$20.0 million limit on loan size;

•	limits on aggregate principal balance of loans to borrowers in any one state or industry; and

•	limits on the aggregate principal balance of loans based on the type of loan, such as subordinate loans and mortgage loans, and based on the internal risk ratings assigned to the loans.

      Currently, the maximum advance rate under this facility is 70% of our borrowing base. Under this facility, we are charged interest at the commercial paper rate, as defined by each lender, plus 1.15%, which was 2.27% as of December 31, 2003. During the years ended December 31, 2003, 2002 and 2001, we had average outstanding borrowings under this facility of $481.1 million, $215.6 million and $69.6 million, respectively. As of December 31, 2003, we had $431.0 million outstanding under this facility. The facility is scheduled to mature on February 25, 2006 and must be renewed annually at the option of our lenders. In February 2004, this credit facility was extended and is scheduled to expire on May 24, 2004, when we expect a new facility to be established.

      In February 2003, we established a $135.0 million credit facility concurrently with the purchase of a portfolio of assets from another financial institution. During 2003, we reduced the maximum facility amount of the facility to $115.0 million. We obtain funding under this facility through a single-purpose, bankruptcy-remote subsidiary. Availability under the facility depends on our borrowing base, which is calculated based on the outstanding principal amount of eligible loans in the facility combined with specified portfolio concentration criteria. Currently, the maximum advance rate under this facility is 75% of our borrowing base. Under this facility, we are generally not permitted to pledge new loans to the facility, but we may continue to draw, repay, and reborrow funds thereunder up to the amount of the borrowing base. Interest on borrowings under the facility is charged at the commercial paper rate plus 1.50%, which was 2.62% as of December 31, 2003. As of December 31, 2003, we had no outstanding balance under this facility. In February 2004, this credit facility was extended and is scheduled to expire on April 27, 2004, when we expect a new facility to be established.

      In September 2003, we entered into a $400 million credit facility with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) to finance our loans. The credit facility permits us to obtain financing of up to 75% of the outstanding principal balance of commercial loans we originate and transfer to this facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. During the time a commercial loan is subject to the credit facility, we will pay Citigroup a percentage equal to LIBOR plus 1.00% applied to the amount advanced to us on the commercial loan, which was 2.12% as of December 31, 2003. In March 2004, this credit facility was extended and is scheduled to expire on September 16, 2005. As of December 31, 2003, the outstanding balance under this credit facility was $307.0 million.

Term debt/Asset securitizations

      The following table summarizes our four term debt transactions in the form of asset securitizations completed through December 31, 2003:

		Outstanding
	Notes	Balance as of
	Originally	December 31,		Expected Maturity
	Issued	2003	Interest Rate(1)	Date

	($ in thousands)
2002-1
Class A	$172,050	$37,922	LIBOR + 0.50%	November 20, 2004
Class B	55,056	55,056	LIBOR + 1.50%	March 20, 2005
Class C	20,646	—	N/A	N/A(2)
Class D	27,528	—	N/A	N/A(2)

	275,280	92,978

2002-2
Class A	187,156	47,257	LIBOR + 0.55%	May 20, 2005
Class B	48,823	48,823	LIBOR + 1.25%	August 20, 2005
Class C	32,549	32,549	LIBOR + 2.10%	January 20, 2006
Class D	24,412	—	N/A	N/A(2)
Class E	32,549	—	N/A	N/A(2)

	325,489	128,629

2003-1
Class A	258,791	174,652	LIBOR + 0.48%	November 20, 2005
Class B	67,511	67,511	LIBOR + 1.15%	July 20, 2006
Class C	45,007	45,007	LIBOR + 2.20%	March 20, 2007
Class D	33,755	—	N/A	N/A(2)
Class E	45,007	—	N/A	N/A(2)

	450,071	287,170

2003-2
Class A	290,005	277,885	LIBOR + 0.40%	July 20, 2008
Class B	75,001	71,866	LIBOR + 0.95%	July 20, 2008
Class C	45,001	43,120	LIBOR + 1.60%	July 20, 2008
Class D	22,500	21,560	LIBOR + 2.50%	July 20, 2008
Class E	67,502	—	N/A	N/A(2)

	500,009	414,431

Total	$1,550,849	$923,208

(1)	As of December 31, 2003, the LIBOR rate was 1.12%.

(2)	Securities retained by CapitalSource.

      Through December 31, 2003, we have completed four term debt transactions. In conjunction with each transaction, we established a separate single purpose subsidiary, CapitalSource Commercial Loan Trust 2002-1 (“Trust 2002-1”), CapitalSource Commercial Loan Trust 2002-2 (“Trust 2002-2”), CapitalSource Commercial Loan Trust 2003-1 (“Trust 2003-1”) and CapitalSource Commercial Loan Trust 2003-2 (“Trust 2003-2”), (collectively referred to as the “Trusts”), and contributed $1.6 billion in loans, or portions thereof, to the Trusts. Simultaneously with the initial contribution of each transaction, the Trusts issued $1.3 billion of notes to institutional investors. We retained $251.4 million in junior notes and 100% of the Trusts’ trust certificates. We have treated the contribution of the loans to the Trusts and the related sale of notes by the Trusts as a financing arrangement under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The notes are collateralized by all or portions of specific commercial loans.

      The junior notes retained by us are non-interest bearing securities. The Trust 2002-1, Trust 2002-2 and Trust 2003-1 notes will receive principal cash flows under the asset securitization sequentially in order of their respective maturity dates. The junior notes of Trust 2002-1, Trust 2002-2 and Trust 2003-1 will begin to receive principal cash flows under the asset securitization when the full principal balances of the respective senior notes have been retired. The Trust 2003-2 notes will receive principal cash flows under the asset securitization pro rata based on the respective original principal amounts of the classes of notes with respect to which such payments are made; provided, however, if charged-off loans exceed 8.0% of the loans securitized, there is an event of default, and in certain other specified circumstances, the junior notes will not receive cash flows under the asset securitization until the full principal balances of the senior notes have been retired. As of December 31, 2003 and 2002, total amounts outstanding under the term debt transactions were $923.2 million and $428.6 million, respectively.

      All of our term debt transactions include provisions requiring the establishment of an interest reserve. The required balance of the interest reserve is equal to approximately 90 days of interest on the outstanding notes plus the full principal amount of any delinquent loans. Generally, a loan is considered a delinquent loan when it is not a charged-off loan and the obligor is delinquent in any interest or principal payment for one day for asset-based loans or 60 days for non asset-based loans.

      As of December 31, 2003 and 2002, none of the loans held in our asset securitizations was a delinquent loan. If a loan held in an asset securitization becomes delinquent in the future, we would receive either reduced or no cash flows on our retained interests from the relevant asset securitization until the interest reserve requirement is met thereunder. Subject to certain conditions, we have the ability to repurchase or replace a loan held in our asset securitizations.

      The full principal balances of the senior notes are expected to be retired on the dates set forth in the preceding schedule based on an assumed 10% prepayment rate. If actual prepayment rates exceed the assumed prepayment rate, cash flows on the junior notes may be received prior to those respective maturity dates. The expected maturity dates discussed in the preceding schedule are based upon the contractual maturity dates of the underlying loans, and assume a constant annual prepayment rate of 10% and that there are no defaults or delinquencies on any of those loans. If the loans have their maturities extended, experience defaults or delinquencies, or experience a prepayment rate of less than 10%, the interest payments collected on the loans may be used to fund the interest reserve or to make principal payments on the notes. The notes issued under each term debt transaction include accelerated amortization provisions that require cash flows to be applied first to fully pay the senior noteholders if the senior notes remain outstanding beyond the expected maturity dates. If the accelerated amortization provisions are triggered, we would not receive cash flows from our retained junior notes until all the senior notes that have passed their expected maturity dates have been retired.

      As of December 31, 2003, the 2002-1, 2002-2 and 2003-1 term debt transactions have experienced no defaults or delinquencies and have experienced prepayment rates of 19.5%, 27.4% and 18.6%, respectively. If these historical prepayment rates remain constant, our retained notes in these transactions would be entitled to receive cash flows beginning on the following dates.

•	Trust 2002-1 Class C and D notes — July 20, 2005;

•	Trust 2002-2, Class D and E notes — October 20, 2005; and

•	Trust 2003-1, Class D and E notes — July 20, 2007.

      The Class E notes of our 2003-2 term debt transaction generally will receive cash flows pro rata with the senior notes. As of December 31, 2003, the 2003-2 term debt transaction has experienced no defaults or delinquencies.

Repurchase Agreements

      We have also sold loans and our retained interests in the Class D notes of Trust 2002-2 and Trust 2003-1 under repurchase agreements. Repurchase agreements are short-term financings, in which we sell loans to a third party and have an obligation to repurchase the loans on a future date. We have entered into these agreements to raise proceeds through the sale of loans or portions of loans that exceed the concentration criteria specified in our credit facilities because these loans would not be included in our borrowing base under these facilities. As a result, the use of these repurchase agreements has improved our liquidity position by providing us with increased overall borrowing capacity, while allowing us to continue to pursue attractive lending opportunities notwithstanding the concentration criteria in our credit facilities.

      During the time that the third party holds all or a portion of the loan, it is entitled to any interest paid by the borrower on the portion of the loan held by the third party. These repurchase agreements provide that the purchaser may mark the loans down to fair market value, as determined by the purchaser, at any time and require us to satisfy a margin call or repurchase the loan. Assets sold under repurchase agreements are included on the consolidated balance sheets as loans.

      Under one repurchase agreement, we raised $117.5 million of proceeds by selling interests in seven separate loans, our interest in the Class D notes of Trust 2002-2, and our interests in the Class D notes of Trust 2003-1. As of December 31, 2003, we had repurchased the seven separate loans and the Class D notes subject to this repurchase agreement.

      Under another repurchase agreement, we raised $9.0 million of proceeds by selling one loan totaling $9.0 million. The stated borrowing rate for the repurchase agreement is LIBOR plus 3.00%. As of December 31, 2003, the outstanding balance of this repurchase agreement was $8.4 million. We repurchased this loan in January 2004.

      In August 2003, we entered into a $300 million repurchase agreement with an affiliate of Credit Suisse First Boston LLC (“CSFB”) to finance healthcare mortgage loans. This repurchase agreement allows us to sell healthcare mortgage loans that we originate to CSFB for a purchase price equal to 70% of the outstanding principal balance of those loans, and we have the obligation to repurchase the loans not later than 18 months after the sale. Our obligation to repurchase loans may be accelerated if an event of default under one or more of the purchased healthcare mortgage loans occurs and under certain other conditions, such as breach of one of our representations or warranties under the repurchase agreement. During the time a loan is owned by CSFB we will pay CSFB an annual rate of LIBOR plus 1.25% on the amount advanced to us on the mortgage loan. The repurchase agreement is scheduled to terminate on July 31, 2008 and at that time we will be required to repurchase any mortgage loans not previously repurchased. In addition, at any time prior to expiration of the repurchase agreement, CSFB may give notice of its intention to terminate the repurchase agreement and require us to repurchase all outstanding mortgage loans not earlier repurchased on the date which is 364 days from such notice of termination. As of December 31, 2003, no amount was outstanding under this repurchase agreement.

Other Liquidity

      Additional liquidity is provided by our cash flow from operations. For the years ended December 31, 2003, 2002 and 2001, we generated cash flow from operations of $86.8 million, $46.9 million and $12.2 million, respectively.

      Proceeds from our equity offerings, borrowings on our credit facilities, and the issuance of asset-backed notes in our term debt transactions provide cash from financing activities. For the years ended December 31, 2003, 2002 and 2001, we generated cash flow from financing activities of $1.3 billion, $663.5 million and $309.5 million, respectively.

      Investing activities primarily relate to loan origination. For the years ended December 31, 2003, 2002 and 2001, we used cash in investing activities of $1.3 billion, $681.7 million and $309.7 million, respectively.

      As of December 31, 2003, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $409.6 million. Our requirement to fund unfunded commitments is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our client’s ability to meet certain other preconditions to borrowing. Provided our client’s additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

      We expect cash from operations, other sources of capital, including additional borrowings on existing and future credit facilities and term debt, to be adequate to support our projected needs for funding our existing loan commitments in the short-term. We anticipate that in the future we may access other sources of debt capital such as the convertible debt, unsecured debt and commercial paper markets to support our long-term growth objectives. We cannot assure you we will have access to these additional funding sources.

Off Balance Sheet Risk

      Depending on the legal structure of the transaction, term debt transactions may either be accounted for as off balance sheet with a gain or loss on the sale recorded in the statement of income or accounted for as an on balance sheet financing. The term debt transactions we completed in May 2002, October 2002, April 2003 and November 2003 were all recorded as on balance sheet financings.

      We are subject to off balance sheet risk in the normal course of business primarily from commitments to extend credit. As of December 31, 2003 and 2002, we had unfunded commitments to extend credit to our clients of $1.3 billion and $563.0 million, respectively. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on balance sheet financial instruments we hold.

      We use interest rate swap agreements to hedge fixed-rate and prime rate loans pledged as collateral for our term debt. Our interest rate swap agreements modify our exposure to interest rate risk by converting fixed-rate and prime rate loans to a 30-day LIBOR rate. During the year ended December 31, 2003, we entered into interest rate swaps to offset the basis swaps required by our term debt. Additionally, we use interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt. The fair market values of the interest rate swap agreements were $(1.9) million and $(2.7) million as of December 31, 2003 and 2002, respectively. The fair value of the interest rate cap agreements was not significant as of December 31, 2003 and 2002.

      We are required to enter into interest rate swaps if we have more than $50.0 million of fixed rate loans pledged as collateral under our multi-bank credit facility. As of December 31, 2003, we had only $44.1 million of fixed rates loans pledged. Therefore, as of December 31, 2003, we were not required to enter into interest rate swaps. We may make additional fixed rate loans in the future, which could require us to enter into new interest rate swap agreements.

      For a detailed discussion of our derivatives and off balance sheet financial instruments, see Note 16, Derivatives and Off Balance Sheet Financial Instruments, in the accompanying audited consolidated financial statements for the year ended December 31, 2003 and “Qualitative and Quantitative Disclosures About Market Risk” below.

Contractual Obligations

      In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. We have committed to purchase $12.3 million of additional interests in seven private equity funds. The contractual obligations under our repurchase agreements, credit facilities, term debt, operating leases, and commitments under non-cancelable contracts as of December 31, 2003 were as follows:

					Non-
	Repurchase	Credit		Operating	Cancelable
	Agreements	Facilities	Term Debt	Leases	Contracts	Total

	($ in thousands)
2004	$8,446	$737,998	$162,048	$4,122	$—	$912,614
2005	—	—	353,603	3,721	—	357,324
2006	—	—	215,050	3,502	1,440	219,992
2007	—	—	93,675	3,473	—	97,148
2008	—	—	98,832	3,361	4,042	106,235
Thereafter	—	—	—	12,480	6,768	19,248

Total	$8,446	$737,998	$923,208	$30,659	$12,250	$1,712,561

      The contractual obligations for term debt are computed based on the contractual maturities of the underlying loans pledged as collateral and assume a constant prepayment rate of 10%. The underlying loans are subject to prepayment, which would shorten the life of the term debt transactions. The underlying loans may be amended to extend their term, which will lengthen the life of the term debt transactions. At our option, we may substitute for prepaid loans up to 10% of the initial aggregate outstanding loan balance, which may also impact the life of the term debt transactions.

Quantitative and Qualitative Disclosures About Market Risk

      Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR and the prime rate. The majority of our loan portfolio bears interest at a spread to the prime rate with the remainder bearing interest at a fixed rate or at a spread to LIBOR. As of December 31, 2003, approximately 4% of our loan portfolio bore interest at a fixed rate. The interest rates on our borrowings are based on LIBOR and commercial paper rates. We attempt to mitigate exposure to the earnings impact of interest rate changes by lending and borrowing funds on a variable rate basis. Except as required by our various credit facilities as discussed above under “Off Balance Sheet Risk,” we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit.

      The following table shows the estimated change in net interest income for a 12-month period based on changes in the interest rates applied to our loan portfolio as of December 31, 2003:

Estimated Change in
Net Interest Income
Rate Change (Basis Points)	Over 12 Months

($ in thousands)
-100	$12,265
+100	(6,883)
+200	(8,009)
+300	(5,418)

      As shown above, reductions in interest rates will result in greater increases in our net interest income and increases in interest rates will result in greater decreases in our net interest income due primarily to the impact of interest rate floors included in the loans representing approximately 74% of the aggregate principal amount outstanding as of December 31, 2003.

      We also are exposed to changes in market values of our investments, many of which are carried at fair value. As of December 31, 2003, 2002 and 2001, investments totaled $39.8 million, $23.7 million and $11.9 million, respectively, and our unrealized gain on those equity interests totaled $7.2 million, $2.1 million and $0, respectively.

Critical Accounting Policies

      Our consolidated financial statements are based on the selection and application of critical accounting policies, many of which require management to make estimates and assumptions. The following describes the areas in which judgments are made by our management in the application of our accounting policies that significantly affect our financial condition and results of operations.

Income Recognition

      Interest and fee income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For amortizing term loans, original issue discounts and loan fees (net of direct costs of origination) are amortized into fee income using a method that approximates the effective interest method over the contractual life of the loan. For revolving lines of credit and non-amortizing term loans, original issue discounts and loan fees (net of direct costs of origination) are amortized into fee income using the straight-line method over the contractual life of the loan. Fees due at maturity are recorded over the contractual life of the loan in accordance with our policy to the extent that such amounts are expected to be collected.

      If a loan is 90 days or more past due, or we expect that the borrower will not be able to service its debt and other obligations, we will place the loan on non-accrual status. When a loan is placed on non-accrual status, interest and fee receivable previously recognized as income but not yet paid is reversed and the recognition of interest and fee income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We will make exceptions to this policy if the loan is well secured and in the process of collection.

      Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, we receive warrants or other equity interests from the client as additional origination fees. The clients granting these interests typically are not publicly traded companies. We record the equity interests received at estimated fair value as determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share factoring in any discounts for transfer restrictions or other terms which impact the value. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. If our estimates of value of the equity interests received are not accurate, our income would be overstated.

Allowance for Loan Loss

      Our allowance for loan losses reflects the aggregate amount of our reserves we have recorded for the loans in our portfolio. Using a proprietary loan reserve matrix, we assign a reserve factor to each loan in the portfolio. The reserve factor assigned dictates the percentage of the total outstanding loan balance that we reserve. The actual determination of a given loan’s reserve factor is a function of three elements:

•	the type of loan, for example, whether the loan is underwritten based on the borrower’s assets, real estate or cash flow;

•	whether the loan is senior or subordinated; and

•	the internal credit rating assigned to the loan.

      For example, riskier types of loans, such as cash flow loans, are assigned higher reserve factors than less risky loans such as asset-based loans. Further, a subordinate loan would generally have a higher reserve factor than a senior loan, and loans with lower internal credit ratings would be assigned reserve factors higher than those with higher internal credit ratings.

      We evaluate the internal credit ratings assigned to loans monthly to reflect the current credit risk of the borrower. The reserve factors are primarily based on historical industry loss statistics adjusted for our own credit experience and economic conditions.

      We also establish specific allowances for loan losses for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. We charge off loans against the allowance when realization from the sale of the collateral or the enforcement of guarantees does not exceed the outstanding loan amount. As of December 31, 2003, we maintained a specific allowance for loan losses of $2.7 million. As of December 31, 2002 and 2001, there were no specific allowances for loan losses.

      Prior to the adoption of our current loan loss methodology in December 2002, we evaluated the adequacy of our loan loss allowance by considering trends in past-due accounts, historical charge off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average client balances, excess collateral and underwriting policies, among other items. We performed an account-by-account review to identify loans to be specifically provided for and charged off.

      If our internal credit ratings, reserve factors, or specific allowances for loan losses are not accurate, our assets would be overstated.

Valuation of Investments

      With respect to investments in publicly traded equity interests, we use quoted market values to value investments. With respect to investments in privately held equity interests, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Term Debt Transactions

      Periodically, we transfer pools of loans to special purpose entities for use in term debt transactions. These on balance sheet term debt transactions comprise a significant source of our overall funding, with the face amount of the outstanding loans assumed by third parties totaling $1.1 billion and $514.6 million as of December 31, 2003 and 2002, respectively. On April 1, 2001, we adopted the requirements of SFAS No. 140, which applies prospectively to all term debt transactions occurring after June 30, 2001. Adoption of SFAS No. 140 did not have a material impact on our operations or financial position. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. If our judgments as to whether the term debt transactions met the requirements for on balance sheet financing were not appropriate, the accounting would be materially different with gains or losses recorded on the transfer of loans.

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

RISK FACTORS

      You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K, before deciding to invest in our common stock. We believe the risks and uncertainties described below are the only material risks we face.

Risks Related to Our Lending Activities

We may not recover the value of amounts that we lend.

      Although we have not suffered a loan charge off on any of our loans since our inception in September 2000, we expect to experience loan charge offs in the future. A charge off occurs when all or part of the principal of a particular loan is no longer recoverable and will not be repaid. As of December 31, 2003, we had an allowance for loan losses of $18.0 million, including specific reserves $2.7 million for impaired loans, reflecting our judgment of the probable loan losses inherent in our portfolio. If we were to experience material losses on our portfolio, they would have a material adverse effect on our ability to fund our business and, to the extent the losses exceed our provision for loan losses, our revenues, net income and assets.

      While we have not experienced credit losses, other commercial finance companies have experienced credit losses. In addition, like other commercial finance companies, we have experienced missed and late payments, failures by clients to comply with operational and financial covenants in their loan agreements and client performance below that which we expected when we originated the loan. Any of the events described in this preceding sentence may be an indication that our risk of credit loss with respect to a particular loan has materially increased.

We make loans to privately owned small and medium-sized companies, which present a greater risk of loss than larger companies.

      Our portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses with annual revenues ranging from $5 million to $250 million. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to make scheduled payments of interest or principal on our loans. Accordingly, advances made to these types of clients entail higher risks than advances made to companies who are able to access traditional credit sources.

      Numerous factors may affect a client’s ability to make scheduled payments on its loan, including the failure to meet its business plan or a downturn in its industry. In part because of their smaller size, our clients may:

•	experience significant variations in operating results;

•	have narrower product lines and market shares than their larger competitors;

•	be particularly vulnerable to changes in customer preferences and market conditions;

•	be more dependent than larger companies on one or more major customers, the loss of which could materially impair their business, financial condition and prospects;

•	face intense competition, including from companies with greater financial, technical, managerial and marketing resources;

•	depend on the management talents and efforts of a single individual or a small group of persons for their success, the death, disability or resignation of whom could materially harm the client’s financial condition or prospects;

•	have less skilled or experienced management personnel than larger companies; or

•	do business in regulated industries, such as the healthcare industry, and could be adversely affected by policy or regulatory changes.

      Accordingly, any of these factors could impair a client’s cash flow or result in other events, such as bankruptcy, which could limit that client’s ability to repay its obligations to us, and may lead to losses in our portfolio and a decrease in our revenues, net income and assets.

Our limited operating history makes it difficult for us to accurately judge the credit performance of our portfolio and, as a result, increases the risk that our allowance for loan losses may prove inadequate.

      Our business depends on the creditworthiness of our clients. While we conduct extensive due diligence and a thorough review of the creditworthiness of each of our clients, this review requires the application of significant judgment by our management. Our judgment may not be correct.

      We maintain an allowance for loan losses on our financial statements in an amount that reflects our judgment concerning the potential for losses inherent in our portfolio. Because we have not yet recorded any loan charge offs, our reserve rate was developed independent of the historical performance of our portfolio. Management periodically reviews the appropriateness of our allowance considering economic conditions and trends, collateral values and credit quality indicators. Because our limited operating history and the relative lack of seasoning of our loans make it difficult to judge the credit performance of our portfolio, we cannot assure you that our estimates and judgment with respect to the appropriateness of our allowance for loan losses are accurate. Our allowance may not be adequate to cover credit losses in our portfolio as a result of unanticipated adverse changes in the economy or events adversely affecting specific clients, industries or markets. If our allowance for loan losses is not adequate, our net income will suffer, and our financial performance and condition could be significantly impaired.

We may not have all of the material information relating to a potential client at the time that we make a credit decision with respect to that potential client or at the time we advance funds to the client. As a result, we may suffer losses on loans or make advances that we would not have made if we had all of the material information.

      There is generally no publicly available information about the privately owned companies to which we generally lend. Therefore, we must rely on our clients and the due diligence efforts of our employees to obtain the information that we consider when making our credit decisions. To some extent, our employees depend and rely upon the management of these companies to provide full and accurate disclosure of material information concerning their business, financial condition and prospects. If we do not have access to all of the material information about a particular client’s business, financial condition and prospects, or if a client’s accounting records are poorly maintained or organized, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to recover our loan in its entirety.

We may make errors in evaluating accurate information reported by our clients and, as a result, we may suffer losses on loans or advances that we would not have made if we had properly evaluated the information.

      We underwrite our loans based on detailed financial information and projections provided to us by our clients. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, our investment officers, underwriting officers and credit committee members may misinterpret or incorrectly analyze this information. Mistakes by our staff and credit committee may cause us to make loans that we otherwise would not have made, to fund advances that we otherwise would not have funded or result in losses on one or more of our existing loans.

A client’s fraud could cause us to suffer losses.

      A client could defraud us by, among other things:

•	directing the proceeds of collections of its accounts receivable to bank accounts other than our established lockboxes;

•	failing to accurately record accounts receivable aging;

•	overstating or falsifying records showing accounts receivable or inventory; or

•	providing inaccurate reporting of other financial information.

      The failure of a client to accurately report its financial position, compliance with loan covenants or eligibility for additional borrowings could result in the loss of some or all of the principal of a particular loan or loans including, in the case of revolving loans, amounts we may not have advanced had we possessed complete and accurate information.

Our concentration of loans to a limited number of borrowers within a particular industry, such as the commercial real estate or healthcare industry, or region could impair our revenues if the industry or region were to experience economic difficulties.

      Defaults by our clients may be correlated with economic conditions affecting particular industries or geographic regions. As a result, if any particular industry or geographic region were to experience economic difficulties, the overall timing and amount of collections on our loans to clients operating in those industries or geographic regions may differ from what we expected and result in material harm to our revenues, net income and assets.

      For example, as of December 31, 2003, loans representing 16% of the aggregate outstanding balance of our loan portfolio were secured by commercial real estate other than healthcare facilities. If the commercial real estate sector were to experience economic difficulties, we could suffer losses on these loans. In addition, as of December 31, 2003, loans representing 25% of the aggregate outstanding balance of our loan portfolio were to clients in the healthcare industry. Reimbursements under the Medicare and Medicaid programs comprise the bulk of the revenues of many of these clients. Our clients’ dependence on reimbursement revenues could cause us to suffer losses in several instances:

•	If clients fail to comply with operational covenants and other regulations imposed by these programs, they may lose their eligibility to continue to receive reimbursements under the program or incur monitory penalties, wither of which could result in the client’s inability to make scheduled payments to us.

•	If reimbursement rates do not keep pace with increasing costs of services to eligible recipients, or funding levels decrease as a result of increasing pressures from Medicare and Medicaid to control healthcare costs, our clients may not be able to generate adequate revenues to satisfy their obligations to us.

•	If a healthcare client were to default on its loan, we would be unable to invoke our rights to the pledged receivables directly as the law prohibits payment of amounts owed to healthcare providers under the Medicare and Medicaid programs to be directed to any entity other than the actual providers. Consequently, we would need a court order to force collection directly against these governmental payors. There is no assurance that we would be successful in obtaining this type of court order.

      As of December 31, 2003, our 10 largest clients collectively accounted for 15% of the aggregate outstanding balance of our loan portfolio.

We may be unable to recognize or act upon an operational or financial problem with a client in a timely fashion so as to prevent a loss of our loan to that client.

      Our clients may experience operational or financial problems that, if not timely addressed by us, could result in a substantial impairment or loss of the value of our loan to the client. We may fail to identify problems because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough or at all. As a result, we could suffer loan losses which could have a material adverse effect on our revenues, net income and results of operations.

Our balloon loans and bullet loans may involve a greater degree of risk than other types of loans.

      As of December 31, 2003, approximately 83% of the outstanding balance of our loans was comprised of either balloon loans or bullet loans. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that upon maturity of the loan more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan. All of our revolving loans and some of our term loans are bullet loans. On the maturity date, the entire unpaid balance of the loan is due.

      Balloon loans and bullet loans involve a greater degree of risk than other types of loans because they require the borrower to make a large final payment upon the maturity of the loan. The ability of a client to make this final payment upon the maturity of the loan typically depends upon its ability either to generate sufficient cash flow to repay the loan prior to maturity, to refinance the loan or to sell the related collateral securing the loan, if any. The ability of a client to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the client, the financial condition of the client, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the client may not have the ability to repay the loan at maturity and we could lose all or most of the principal of our loan.

We are limited in pursuing certain of our rights and remedies under our Term B, second lien and mezzanine loans, which may increase our risk of loss on these loans.

      We make Term B, second lien and mezzanine loans. Term B loans, which comprised 4% of the aggregate outstanding balance of our loan portfolio as of December 31, 2003, are senior secured loans that are equal as to collateral and junior as to right of payment to obligations to clients’ other senior lenders. Second lien loans are junior as to both collateral and right of payment to obligations to clients’ senior lenders. Mezzanine loans may not have the benefit of any lien against the client’s collateral and are junior to any lienholder both as to collateral and payment. Collectively, second lien and mezzanine loans comprised 4% of the aggregate outstanding balance of our loan portfolio as of December 31, 2003. As a result of their junior nature, we may be limited in our ability to enforce our rights to collect principal and interest on these loans or to recover any of the loan balance through a foreclosure of collateral. For example, typically we are not contractually entitled to receive payments of principal on a junior loan until the senior loan is paid in full, and may only receive interest payments on a Term B, second lien or mezzanine loan if the client is not in default under its senior loan. In many instances, we are also prohibited from foreclosing on a Term B, second lien or mezzanine loan until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a client under a Term B, second lien or mezzanine loan must generally be turned over to the senior lender until the senior lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing Term B, second lien or mezzanine loans.

The collateral securing a loan may not be sufficient to protect us from a partial or complete loss if the loan becomes non-performing, and we are required to foreclose.

      While most of our loans are secured by a lien on specified collateral of the client, there is no assurance that the collateral securing any particular loan will protect us from suffering a partial or complete loss if the loan becomes non-performing and we move to foreclose on the collateral. The collateral securing our loans is subject to inherent risks that may limit our ability to recover the principal of a non-performing loan. Listed below are some of the risks that may affect the value of different types of collateral in which we typically take a security interest.

      Inventory. In those cases where we have taken a security interest in the inventory of the client, the inventory may not be adequate to fully secure our loan if, among other things, any of the following occur:

•	our valuation of the inventory at the time we made the loan was not accurate;

•	there is a reduction in the demand for the inventory or the inventory becomes obsolete;

•	the value of the inventory, including, for example, inventory in the retail industry, decreases due to seasonal fluctuations;

•	the inventory is made up of several component parts and the value of those parts falls below expected levels; or

•	the client misrepresents, or does not keep adequate records of, important information concerning the inventory such as the quantity or quality of inventory on hand.

      Accounts Receivable. Factors that could reduce the value of accounts receivable securing our loans include, among other things:

•	problems with the client’s underlying product or services which result in greater than anticipated returns or disputed accounts;

•	unrecorded liabilities such as rebates, warranties or offsets;

•	the disruption or bankruptcy of key customers who are responsible for material amounts of the accounts receivable; or

•	the client misrepresents, or does not keep adequate records of, important information concerning the amounts and aging of its accounts receivable.

      Equipment. The equipment of a client securing our loan could lose value as a result of, among other things:

•	changes in market or industry conditions;

•	the failure of the client to adequately maintain or repair the equipment; or

•	changes in technology or advances in new equipment that render the client’s equipment obsolete or of limited value.

      Real Estate. The real estate of a client securing our loan could lose value as a result of, among other things:

•	changes in general or local market conditions;

•	changes in the occupancy or rental rates of the property or, for a property that requires new leasing activity, a failure to lease the property in accordance with the projected leasing schedule;

•	limited availability of mortgage funds or fluctuations in interest rates which may render the sale and refinancing of a property difficult;

•	development projects that experience cost overruns or otherwise fail to perform as projected;

•	unanticipated increases in real estate taxes and other operating expenses;

•	challenges to the client’s claim of title to the real property;

•	environmental considerations;

•	zoning laws;

•	other governmental rules and policies;

•	uninsured losses including possible acts of terrorism; or

•	a decline in the operational performance at a facility on the real property such as a nursing home, hospital or other facility.

      Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure on the related loan.

Our cash flow loans are not fully covered by the value of tangible assets or collateral of the client and, consequently, if any of these loans becomes non-performing, we could suffer a loss of some or all of our value in the loan.

      Cash flow lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its tangible assets. These loans tend to be among the largest and most risky in our portfolio. As of December 31, 2003, our portfolio included 113 cash flow loans under which we had advanced an aggregate of $907 million, or 38%, of the aggregate outstanding loan balance of our portfolio. While in the case of our senior cash flow loans we generally take a lien on substantially all of the client’s assets, the value of those assets is typically substantially less than the amount of money we advance to a client under a cash flow loan. Thus, if a cash flow loan became non-performing, our primary recourse to recover some or all of the principal of our loan would be to force the sale of the entire company as a going concern. If we were a subordinate lender rather than the senior lender in a cash flow loan, our ability to take such action would be further constrained by our agreement with the senior lender. The risks inherent in cash flow lending include, among other things, the following:

•	reduced use of or demand for the client’s products or services and, thus, reduced cash flow of the client to service the loan as well as reduced value of the client as a going concern;

•	poor accounting systems of the client which adversely affect our ability to accurately predict the client’s cash flows;

•	economic downturns, political events and changes, regulatory changes (including changes in or enforcement of environmental laws), litigation or acts of terrorism that affect the client’s business, financial condition and prospects; and

•	poor management performance.

      Additionally, many of our clients use the proceeds of our cash flow loans to make acquisitions. Poorly executed or poorly conceived acquisitions can tax management, systems and the operations of the existing business, causing a decline in both the client’s cash flow as well as the value of its business as a going concern. In addition, many acquisitions involve new management teams taking over control of a business. These new management teams may fail to execute at the same level as the former management team, which could reduce the cash flow of the client to service the loan as well as reduce the value of the client as a going concern.

Errors by or dishonesty of our employees could result in loan losses.

      We rely heavily on the performance and integrity of our employees in making our initial credit decision with respect to our loans and in servicing our loans after they have closed. Because there is generally little or no publicly available information about our clients, we cannot independently confirm or verify the information our employees provide us for use in making our credit and funding decisions. Errors by our employees in assembling, analyzing or recording information concerning our clients could cause us to originate loans or fund subsequent advances that we would not otherwise originate or fund. This could result in losses. Losses could also arise if any of our employees were dishonest. A dishonest employee could collude with our clients to misrepresent the creditworthiness of a prospective client or to provide inaccurate reports regarding the client’s compliance with the covenants in its loan agreement. If, based on an employee’s dishonesty, we made a loan to a client that was not creditworthy or failed to exercise our rights under a loan agreement against a client that was not in compliance with covenants in the agreement, we could lose some or all of the principal of the loan.

We have financed in the past, and may finance in the future, the purchase by third parties of non-performing loans or the problem loans held by us. These efforts may not eliminate our risk of loss or impairment with respect to these loans.

      We may seek to sell non-performing loans or the underlying collateral, at par or at a discount, to third parties to reduce our risk of loss. We consider non-performing loans to be either problem loans that we are actively seeking to out-place or loans that are in workout status. We may provide debt financing to the third parties to enable them to purchase these loans or collateral. The non-performing loan or the sold collateral may serve as the collateral for our loan to the purchaser. In these instances we continue to bear the risk of loss associated with the collateral supporting our original non-performing loan. The loan to the purchaser, however, is reflected in our portfolio as a new loan. As of December 31, 2003, we had consummated four transactions in which we have financed the purchase of a non-performing or underperforming loan from us by a third party. As of December 31, 2003, the aggregate outstanding principal balance of the financing that we provided to these third parties totaled $36.3 million.

If interest rates rise, some of our existing clients may be unable to service interest on their loans.

      Most of our loans bear interest at floating interest rates. To the extent interest rates increase, monthly interest obligations owed by our clients to us will also increase. Some of our clients may not be able to make the increased interest payments, resulting in defaults on their loans.

Our loans could be subject to equitable subordination by a court and thereby increase our risk of loss with respect to such loans.

      Courts have, in some cases, applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower, when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lending institution or its affiliates are found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. In connection with the origination of loans representing approximately 26% of the aggregate outstanding loan balance of our portfolio as of December 31, 2003, we have received warrants or made direct equity investments. Payments on one or more of our loans, particularly a loan to a client in which we also hold equity interests, may be subject to claims of equitable subordination. If, when challenged, these factors were deemed to give us the ability to control or otherwise exercise influence over the business and affairs of one or more of our clients, this control or influence could constitute grounds for equitable subordination. This means that a court may treat one or more of our loans as if it were common equity in the client. In that case, if the client were to liquidate, we would be entitled to repayment of our loan on an equal basis with other holders of the client’s common equity only after all of the client’s obligations relating to its debt and preferred securities had been satisfied. One or more successful claims of equitable subordination against us could have an adverse effect on our business, results of operation or financial condition.

We may incur lender liability as a result of our lending activities.

      In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We may be subject to allegations of lender liability. We cannot assure you that these claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

We have engaged in the past and may engage in the future in lending transactions with affiliates of our directors. The terms of these transactions may not be in our shareholders’ best interests.

      As of December 31, 2003, we had made 14 loans representing $151.3 million in committed funds to companies controlled by affiliates of our directors. Please see “Item 13. Certain Relationships and Related Transactions” for more information on these transactions. We may make additional loans to affiliates of our directors in the future. Our conflict of interest policies, which generally require these transactions to be approved by the disinterested members of our board and be on substantially the same terms as loans to unrelated clients, may not be successful in eliminating the influence of conflicts. As a result, these transactions may divert our resources and benefit our directors and their affiliates to the detriment of our shareholders.

We are not the agent for some of our loans and, consequently, have little or no control over how those loans are administered or controlled.

      In some of our loans we are neither the agent of the lending group that receives payments under the loan nor the agent of the lending group that controls the collateral for purposes of administering the loan. As of December 31, 2003, approximately 8% of the aggregate outstanding balance of our loan portfolio comprised loans in which we are neither the paying nor the collateral agent. When we are not the agent for a loan, we may not receive the same financial or operational information as we receive for loans for which we are the agent and, in many instances, the information on which we must rely is provided to us by the agent rather than directly by the client. As a result, it may be more difficult for us to track or rate these loans than it is for the loans for which we are the agent. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or to foreclose upon the collateral securing the loan without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans may choose not to take the same actions to enforce the loan or to foreclose upon the collateral securing the loan that we would have taken had we been agent for the loan.

If we violate HUD lending requirements, we could lose our ability to originate HUD mortgage loans, which could adversely affect our financial results.

      As an FHA approved mortgagee, we could lose our ability to originate, underwrite and service FHA insured loans if, among other things, we commit fraud, violate anti-kickback laws, violate identity of interest rules, engage in a continued pattern of poor underwriting, or the FHA loans we originate show a high frequency of loan defaults. Our inability to engage in our HUD business would lead to a decrease in our net income.

Some of our borrowers require licenses, permits and other governmental authorizations to operate their businesses, which licenses, permits or authorizations may be revoked or modified by federal, state and local governmental authorities. Any revocation or modification could have a material adverse effect on the business of a borrower and, consequently, the value of our loan to that borrower.

      In addition to our loans to borrowers in the healthcare industry subject to Medicare and Medicaid regulation discussed above, other borrowers in specified industries require permits and/or licenses from various governmental authorities to operate their businesses. These governmental authorities may revoke or modify such licenses or permits if a borrower is found in violation of any regulation to which it is subject. In addition, these licenses may be subject to modification by order of governmental authorities or periodic renewal requirements. The loss of a permit, whether by termination, modification or failure to renew, could impair the borrower’s ability to continue to operate its business in the manner in which it was operated when we made our loan to it, which could impair the borrower’s ability to generate cash flows necessary to service our loan or repay indebtedness upon maturity, either of which outcomes would reduce our revenues, cash flow and net income.

Risks Related to Our Funding and Leverage

Our ability to grow our business depends on our ability to obtain external financing.

      We require a substantial amount of cash to make new loans and to fund obligations to existing clients. In the past, we have obtained the cash required for our operations through the issuance of equity interests and by borrowing money through credit facilities, term debt and repurchase agreements. To date, our funding has been limited to these sources. There can be no assurance that we will be able to access other sources of funds.

      In addition, we cannot assure you that we will be able to extend the term of any of our existing financing arrangements or obtain sufficient funds to repay any amounts outstanding under any financing arrangement before it expires, either from one or more replacement financing arrangements or an alternative debt or equity financing. If we were unable to repay or refinance any amounts outstanding under any of our existing financing arrangements, our ability to operate our business in the ordinary course would be severely impaired. Even if we are able to refinance our debt, we may not be able to do so on favorable terms. If we are not able to obtain additional funding on favorable terms or at all, our ability to grow our business will be impaired.

If our lenders terminate any of our credit facilities, we may not be able to continue to fund our business.

      We currently have three credit facilities — a $115 million facility, a $400 million facility and a $700 million facility. In February 2004, the $115 million credit facility was extended and is scheduled to expire on April 27, 2004, when we expect a new facility to be established. As of December 31, 2003, there were no borrowings outstanding under this facility. In March 2004, the $400 million credit facility was extended and is scheduled to expire on September 16, 2005. In February 2004, the $700 million facility was extended and is scheduled to expire on May 24, 2004, when we expect a new facility to be established. Substantially all of the loans that we have not securitized are held by these facilities. Under the terms of these facilities we receive the cash flow generated by our loans held by these facilities after deductions for monthly interest and fee payments payable to our lenders. Our credit facilities contain customary representations and warranties, covenants, conditions and events of default that if breached, not satisfied or triggered could result in termination of the facility. Further, if our lenders did not renew our $700 million facility on the required annual renewal date, that facility would terminate. Upon termination, we would no longer have the right to borrow any additional funds under the facility, and all cash flow generated by our loans held in that facility would go to pay down our borrowings thereunder rather than to us. Additionally, if the facility were terminated due to our breach, noncompliance or default, our lenders would have the right to liquidate or sell all of our loans held in that facility. Consequently, if one or more of these facilities were to terminate prior to its expected maturity date, our liquidity position would be materially adversely affected, and we may not be able to satisfy our outstanding loan commitments, originate new loans or continue to fund our operations.

The terms of the repurchase agreements we use to obtain short-term financing could adversely affect our liquidity position if the value of the underlying loans were to fall.

      As of December 31, 2003, we had approximately $8.4 million of borrowings outstanding under three repurchase agreements. Repurchase agreements are short-term financings in which we sell loans to a third party and have an obligation to repurchase the loans on a future date. These agreements generally have terms ranging from 90 days to one year, and the counterparty has no obligation to renew these agreements upon expiration. These repurchase agreements provide that the counterparty may mark the loans down to fair market value, as determined by the counterparty, at any time and require us to satisfy a margin call or repurchase the underlying loan. If these agreements were not renewed or we were required to satisfy a margin call or repurchase the underlying loans, our liquidity position would be materially adversely affected.

Our lenders could terminate us as servicer of our loans held as collateral for our credit facilities or term debt, which would adversely affect our ability to manage our portfolio.

      Upon the occurrence of specified servicer defaults, our lenders under our credit facilities and the holders of our asset-backed notes issued in our term debt transactions may elect to terminate us as servicer of the loans under the applicable facility and appoint a successor servicer. If we were terminated as servicer, we would no longer receive our servicing fee. In addition, because there could be no assurance that any successor servicer would be able to service the loans according to our standards, any transfer of servicing to a successor servicer could result in reduced or delayed collections, delays in processing payments and information regarding the loans and a failure to meet all of the servicing procedures required by the applicable servicing agreement. Consequently, the performance of our loans could be adversely affected and our income generated from those loans significantly reduced.

Our liquidity position could be adversely affected if we were unable to complete additional term debt transactions in the future.

      Through December 31, 2003, we had completed four term debt transactions, all of which we accounted for on balance sheet, through which we raised $1.3 billion in debt capital to support our lending activities. Our term debt consists of asset securitization transactions in which we transfer loans to a trust that aggregates our loans and, in turn, sells notes collateralized by the trust’s assets to institutional investors. The securities issued by the trusts have been rated by a nationally recognized statistical rating organization. Our goal in completing these transactions was to raise additional capital to pay down our borrowings under our credit facilities and to create additional liquidity under our credit facilities for use in funding our loans.

      We intend to continue to incur term debt through on balance sheet asset securitization transactions in the future. Several factors will affect our ability to complete additional term debt transactions, including:

•	to the extent that the capital markets generally, and the asset-backed securities market in particular, suffer disruptions, we may be unable to complete term debt transactions;

•	disruptions in the credit quality and performance of our loan portfolio, particularly that portion which has been previously securitized and serves as collateral for existing term debt transactions, could reduce or eliminate investor demand for our term debt transactions in the future;

•	our ability to service our loan portfolio must continue to be perceived as adequate to make the securities issued attractive to investors; and

•	any material downgrading or withdrawal of ratings given to securities previously issued in our term debt transactions would reduce demand for additional term debt transactions by us.

      If we are unable to continue completing these term debt transactions, our ability to obtain the capital needed for us to continue to grow our business would be adversely affected. In turn, this could have a material adverse effect on our growth and stock price.

Fluctuating or rising interest rates could adversely affect our profit margins and ability to grow our business.

      We borrow money from our lenders at variable interest rates. We generally lend money at variable rates based on the prime rate. Many of our loans contain interest rate floors which result in rates above the contractual floating rate specified in the applicable loan agreement. Our operating results and cash flow depend on the difference between the interest rate at which we borrow funds and the interest rate at which we lend these funds.

      If interest rates rise, our borrowing costs will rise. Until the time that the prime rate increases enough to bring the variable rates on our loans to the level of the interest rate floors on our loans, however, our interest income on those loans will not change. As a result, the spread between our interest expense and our interest income from our loans that are subject to interest rate floors will narrow during this period. We estimate that once rates begin to rise, our interest spread will decline until the prime rate increases by approximately 1.75%. Based upon our portfolio as of December 31, 2003, and because of interest rate floors, assuming no changes in our investments or borrowing structure, a 100 basis point, or 1.0%, increase in interest rates would increase our interest income for a 12-month period by approximately $11.2 million and our interest expense by approximately $18.1 million, resulting in a decrease in net interest income of approximately $6.9 million; a 200 basis point, or 2.0%, increase in interest rates would increase our interest income by approximately $28.1 million and our interest expense by approximately $36.1 million, resulting in a decrease in net interest income of approximately $8.0 million. Accordingly, other things being equal, increases in interest rates will result in decreases in our net interest income due primarily to our use of interest rate floors.

      In addition, changes in market interest rates, or in the relationships between short-term and long-term market interest rates, or between different interest rate indices, could affect the interest rates charged on interest earning assets differently than the interest rates paid on interest bearing liabilities, which could result in an increase in interest expense relative to our interest income.

The cash flows we receive from the interests we retain in our term debt transactions could be delayed or reduced due to the requirements of the term debt, which could impair our ability to originate new loans or fund commitments under existing loans.

      We have retained the two most junior classes of securities, totaling $183.9 million in principal amount, issued in our 2002-1, 2002-2 and 2003-1 term debt transactions. The notes issued in these term debt transactions that we did not retain are senior to the junior securities we did retain. Cash flows generated by our retained interest in these junior securities were $52.4 million for the year ended December 31, 2003. Our receipt of future cash flows on those junior securities is governed by provisions that control the distribution of cash flows from the loans included in our term debt. Generally, principal cash flows from those loans must be used to reduce the outstanding balance of the senior notes issued in the term debt transactions and are not available to us until the full principal balance of the senior notes has been repaid. On a monthly basis, interest cash flows from the loans must first be used to pay the interest on the senior notes, expenses of the term debt transaction and to maintain a required minimum interest reserve. Any related interest cash flows remaining after the payment of these amounts plus any reductions in the minimum interest reserve are distributed to us.

      We have retained Class E, the most junior class of securities, totaling $67.5 million in principal amount, issued in our 2003-2 term debt transaction. The notes issued in this term debt transaction that we did not retain are senior to the junior securities we did retain. Cash flows generated by our retained interest in these junior securities were $5.9 million for the three months ended December 31, 2003. Our receipt of future cash flows on those junior securities is governed by provisions that control the distribution of cash flows from the loans included in our term debt transactions. Generally, repayments received on the loans are applied on a pro rata basis to each class of notes based on the respective original principal amounts of each class of notes. On a monthly basis, interest cash flows from the loans must first be used to pay the interest on the senior notes, to fund expenses of this term debt transaction and to maintain a required minimum interest reserve. Any interest cash flows remaining after the payment of these amounts plus any reductions in the minimum interest reserve are distributed to us.

      Several factors may influence the timing and amount of the cash flows we receive from loans included in our term debt transactions, including:

•	If any loan included in a term debt transaction becomes 60 days or more delinquent, the full principal balance of that loan must be included in the interest reserve. We will not receive any distributions from interest cash flows until the interest reserve is fully funded.

•	If a loan included in a term debt transaction has defaulted or is charged-off, the full principal balance of that loan must be distributed to the senior noteholders to reduce the outstanding balance of the senior notes. We will not receive any distributions from interest cash flows until the full amount of defaulted and charged-off loans has been distributed.

•	Changes in interest rates and repayment schedules may increase the amount of interest cash flows necessary to fund hedge payments required by, and costs associated with, our term debt transactions. As a result, interest cash flows must be used to make payments related to the hedging arrangements, thereby reducing the cash flows available to us.

•	If the actual prepayment rate of the loans included in a term debt transaction is less than the estimated prepayment rate assumed under that term debt transaction, the notes issued under that term debt transaction will remain outstanding past their expected maturities. In such event, interest cash flows must be used to pay the principal value of the senior notes issued in the term debt transaction until they are fully repaid, thereby eliminating the cash flows available to us until after the senior notes are fully repaid.

Because there is no active trading market for the loans in our portfolio, we might not be able to sell them at a favorable price or at all.

      We may seek to dispose of one or more of our loans to obtain liquidity or to reduce potential losses with respect to non-performing assets. There is no established trading market for our loans. Consequently, if we seek to sell a loan, there is no guarantee that we will be able to do so at a favorable price or at all.

We have obtained a significant portion of our debt financing through Wachovia Capital Markets, LLC and its affiliates. This concentration of funding sources exposes us to funding risks.

      As of December 31, 2003, our principal debt funding sources consisted of a $115 million credit facility, a $700 million credit facility, a $400 million credit facility, four term debt transactions through which we raised $1.3 billion in debt capital, and repurchase agreements through which we raised proceeds of $126.5 million. Wachovia Capital Markets, LLC serves as administrative agent of, and has a 50% interest in, the $700 million facility. Other lenders unaffiliated with Wachovia hold the remaining 50% of this facility. Wachovia Capital Markets, LLC serves as administrative agent and purchaser agent of, and is the only participant in, the $115 million facility. Wachovia Capital Markets, LLC served as the initial purchaser in our term debt transactions, in which the notes were sold to institutional investors. An affiliate of Wachovia Capital Partners, LLC is a party to our largest loan repurchase agreement. In addition, an affiliate of Wachovia Capital Partners, LLC is the counterparty on our hedging transactions required under our credit facilities and term debt. Wachovia Capital Partners, LLC holds 5,275,195 shares of our common stock, and one of its partners is a member of our board of directors.

      Our reliance on Wachovia Capital Markets, LLC and its affiliates for a significant amount of our funding exposes us to funding risks. If Wachovia and the other participating lenders determined to terminate our $700 million credit facility, we would need to establish new lending relationships to satisfy our funding needs.

      Under our repurchase agreement with affiliates of Wachovia Capital Partners, LLC, Wachovia is permitted to mark the loans down to fair market value, as determined by Wachovia, and require us to satisfy a margin call or repurchase the underlying loan. In addition, the agreement has a 90-day term and Wachovia has no obligation to renew the term at the expiration of the term. If we were required to repurchase these loans, we could fund the obligation through borrowings under our $700 million facility provided the loans were eligible to be pledged as collateral under that facility. However, if Wachovia and the other participating lenders terminated that facility, we would not be able to access that source of funds.

Risks Related to Our Operations and Financial Results

Our limited operating history limits your ability to evaluate our business and prospects and may increase your investment risk.

      We commenced operations in September 2000 and, as a result, have only a limited operating history for purposes of your evaluation of our business and prospects. Because of this limited operating history, we may not be able to:

•	successfully compete with our competitors for loan opportunities;

•	continue to find loan opportunities that meet our strict underwriting parameters;

•	continue to grow and manage our growth;

•	predict what level of delinquencies or defaults we may experience with respect to our loans over longer periods of time;

•	raise additional capital that may be required to fund our ongoing operations; or

•	respond to changes in the marketplace.

      Our operating results may fluctuate and, therefore, you should not rely on our results in any prior reporting period to be indicative of our performance in future reporting periods. Many different factors could cause our operating results to vary from quarter-to-quarter, including those factors discussed in this section.

If we fail to effectively manage our growth, our financial results could be adversely affected.

      We have expanded our operations rapidly since our inception in 2000. As of December 31, 2003, we had 285 employees and 17 offices. From our inception to December 31, 2003, our assets have grown to $2.6 billion. Our growth may place a strain on our loan origination and loan management systems and resources. We must continue to refine and expand our marketing capabilities, our management procedures, our access to financing sources and our technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be able to hire and train sufficient lending and administrative personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations and our financial results could be adversely affected.

We may be adversely affected by deteriorating economic or business conditions.

      Our business, financial condition and results of operations may be adversely affected by various economic factors, including the level of economic activity in the markets in which we operate. Delinquencies, foreclosures and credit losses generally increase during economic slowdowns or recessions. Because we lend primarily to small and medium-sized businesses, many of our clients may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled payments of interest or principal on their borrowings during these periods. Therefore, to the extent that economic activity or conditions deteriorate, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease. Adverse economic conditions also may decrease the value of the collateral securing some of our loans as well as the value of our equity investments. Further economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets.

      Unfavorable economic conditions may also make it more difficult for us to maintain both our new business origination volume and the credit quality of new business at levels previously attained. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could significantly harm our operating results.

Our commitments to lend additional sums to existing clients exceed our resources available to fund these commitments.

      As of December 31, 2003, our contractual commitments to lend additional sums to our clients under our outstanding loan agreements exceeded by $409.6 million our cash on hand and the borrowing availability under our existing financing arrangements. We expect that our loan commitments will continue to exceed our available funds indefinitely. Under the terms of our loan agreements our clients generally cannot require us to fund the maximum amount of our commitments unless they are able to demonstrate, among other things, that they have sufficient collateral to secure all requested additional borrowings. There is a risk that we have miscalculated the likelihood that our clients will be eligible to receive and will, in fact, request additional borrowings in excess of our available funds. If our calculations prove incorrect, we will not have the funds to make these loan advances without obtaining additional financing. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could then have a material adverse effect on our business.

We are in a highly competitive business and may not be able to take advantage of attractive lending opportunities.

      The commercial lending industry is highly competitive. We have competitors who also make the same types of loans to the small and medium-sized privately owned businesses that are our target clients.

      Our competitors include a variety of:

•	specialty and commercial finance companies;

•	national and regional banks;

•	private mezzanine funds;

•	insurance companies;

•	private investment funds;

•	investment banks; and

•	other equity and non-equity based investment funds.

      Some of our competitors have greater financial, technical, marketing and other resources than we do. They also have greater access to capital than we do and at a lower cost than is available to us. Furthermore, we would expect to face increased price competition if lenders seek to expand within or enter our target markets. As a result, we may not be able to attract and retain new clients and sustain the rate of growth that we have experienced to date, and our market share and future revenues may decline. If our existing clients choose to use competing sources of credit to refinance their loans, the rate at which loans are repaid may be increased, which could change the characteristics of our loan portfolio as well as cause our anticipated return on our existing loans to vary.

Acquisitions of other finance companies or loan portfolios may adversely impact our business.

      As part of our business strategy, we may pursue acquisitions of other finance companies or loan portfolios. Future acquisitions may result in potentially dilutive issuances of equity securities and the incurrence of additional debt. In addition, we may face numerous additional risks from future acquisitions, including:

•	difficulties in integrating the operations, services, products and personnel of the acquired company or loan portfolio;

•	heightened risks of credit losses as a result of acquired loans not having been originated by us in accordance with our rigorous underwriting standards;

•	the diversion of management’s attention from other business concerns;

•	the potentially adverse effects that acquisitions may have in terms of the composition and performance of our loan portfolio; and

•	the potential loss of key employees of the acquired company.

Our business is highly dependent on members of our credit committee including our Chief Executive Officer, the loss of whom would prevent us from continuing to act as the servicer on the loans securing our borrowings under our financing facilities.

      Our future success depends to a significant extent on the continued services of our Chief Executive Officer, our President, our Chief Credit Officer and our Chief Legal Officer who collectively comprise our credit committee. These four individuals have been directly responsible for all of our credit approval decisions since inception. While we have entered into employment agreements with each of these officers, if any of them were to die, become disabled or otherwise leave our employ, we might not be able to replace him with someone of equal skill or ability. Moreover, our credit committee might not continue to function well without the continued services of the former officer.

      If our Chief Executive Officer were to leave our employ, we would incur a “servicer default” under our financing facilities that would prevent us from continuing to act as the servicer of the loans securing our borrowings under those facilities. Our inability to act as servicer could expose us to the risk that the back-up servicer designated under our financing facilities may possess less experience or skill than we possess, which could produce losses or decrease our borrowing capacity under these facilities. Accordingly, the loss of our Chief Executive Officer’s services could have a significant detrimental effect on our business operations and financial condition. We have not taken out key man life insurance on our Chief Executive Officer, included a provision in his employment agreement that would require him to pay us damages if he left or taken any other precautions to offset the financial loss we could incur as a result of his departure. If we lost the services of our Chief Executive Officer, there is no guarantee that we would be able to replace him with someone of equal skill and expertise.

Risks Related to our Common Stock

The price of our common stock may be volatile.

      The trading price of our common stock may fluctuate substantially. The price of the common stock which prevails in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of financial services companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	major catastrophic events;

•	loss of a major funding source;

•	sales of large blocks of our stock; or

•	departures of key personnel.

      In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

      If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing shareholders might sell shares of common stock could also depress our market price. As of December 31, 2003, we had 118,780,773 shares of common stock outstanding. In addition, exercisable options for 2,074,650 shares are held by our employees. All of our significant shareholders are subject to the Rule 144 holding period requirements described in “Shares Eligible for Future Sales” in our prospectus dated February 2, 2004 and are subject to various lock-up agreements. After all of these holding periods have elapsed and the lock-up agreements have expired, approximately 75,000,000 additional shares will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing shareholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders continue to have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

      Our greater than 5% shareholders, directors and executive officers and entities affiliated with them own approximately 45.4% of the outstanding shares of our common stock. As a result, these shareholders, if acting together, would be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us.

      Our certificate of incorporation and bylaws provide for, among other things:

•	a classified board of directors;

•	restrictions on the ability of our shareholders to fill a vacancy on the board of directors;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without shareholder approval; and

•	advance notice requirements for shareholder proposals.

      In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which restricts the ability of any shareholder that at any time holds more than 15% of our voting shares to acquire us without the approval of shareholders holding at least 66 2/3% of the shares held by all other shareholders that are eligible to vote on the matter.

      These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions than you desire.

We do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

      We do not plan to declare dividends on shares of our common stock in the foreseeable future. Consequently, the only way to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price that you pay.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Quantitative and Qualitative Disclosures About Market Risk” section. In addition, for a detailed discussion of our derivatives and off balance sheet financial instruments, see Note 16, Derivatives and Off Balance Sheet Financial Instruments, in our audited consolidated financial statements for the year ended December 31, 2003 included herein in this Form 10-K.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

      See the “Index to Consolidated Financial Statements” on page 70.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A.	CONTROLS AND PROCEDURES

      As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to CapitalSource (including our consolidated subsidiaries) that is required to be disclosed in our Exchange Act reports filed with the Securities and Exchange Commission and in ensuring that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      We list below our executive officers and members of our board of directors and their ages and positions.

Name	Age	Position

John K. Delaney	40	Chairman of the Board of Directors and Chief Executive Officer
Jason M. Fish	45	President and Director
Bryan M. Corsini	42	Chief Credit Officer
Thomas A. Fink	40	Chief Financial Officer
Steven A. Museles	40	Chief Legal Officer and Secretary
Dean C. Graham	38	Managing Director— Group Head HealthCare Finance
Joseph A. Kenary, Jr.	39	Managing Director— Group Head Corporate Finance
Michael C. Szwajkowski	37	Managing Director— Group Head Structured Finance
James M. Mozingo	40	Chief Accounting Officer
Donald F. Cole	33	Chief Information Officer
William G. Byrnes(1)	53	Director
Frederick W. Eubank, II	39	Director
Andrew B. Fremder(3)	42	Director
Tully M. Friedman(2)	62	Director
Timothy M. Hurd(2)	34	Director
Dennis P. Lockhart(1)	56	Director
Thomas F. Steyer(2)	46	Director
Paul R. Wood(3)	49	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating and Corporate Governance Committee

      John K. Delaney, 40, a co-founder of the company, is our Chief Executive Officer, Chairman of our board and is a member of our Executive Management Committee. He has been the Chief Executive Officer and has served on our board since our inception in 2000. From inception until our reorganization as a corporation, Mr. Delaney served as one of our two Executive Managers. From 1993 until its sale to Heller Financial in 1999, Mr. Delaney was the co-founder, Chairman and Chief Executive Officer of HealthCare Financial Partners, Inc., a provider of commercial financing to small and medium-sized healthcare service companies. Mr. Delaney received his undergraduate degree from Columbia University and his juris doctor degree from Georgetown University Law Center.

      Jason M. Fish, 45, a co-founder of the company, is our President, a director and is a member of our Executive Management Committee. He has been our President and has served on our board since our inception in 2000. From inception until our reorganization as a corporation, Mr. Fish also served as one of our two Executive Managers. Prior to founding CapitalSource, Mr. Fish was employed from 1990 to 2000 by Farallon Capital Management, L.L.C., serving as a managing member from 1992 to 2000. Mr. Fish was responsible for the real estate activities of and was involved in both credit and private equity investing for Farallon Capital Management, L.L.C. and Farallon Partners, L.L.C. and their affiliates. Before joining Farallon, Mr. Fish worked at Lehman Brothers Inc., where he was a Senior Vice President responsible for its financial institution investment banking coverage on the West Coast. Mr. Fish currently serves on the board of directors of Town Sports International Inc. He received his undergraduate degree from Princeton University.

      Bryan M. Corsini, 42, has served as our Chief Credit Officer since our inception in 2000 and is a member of our Executive Management Committee. Prior to joining CapitalSource, Mr. Corsini worked from 1986 to

2000 at Fleet Capital Corporation, a commercial finance company, as Senior Vice President, Head of Loan Administration and Senior Vice President, Underwriting Manager and, most recently, as Executive Vice-President in charge of underwriting and credit for the Northeast Division. Prior to joining Fleet Capital, he was a senior auditor for Coopers & Lybrand where he was responsible for planning, administration and audits of various public and private companies. Mr. Corsini is a certified public accountant and received his undergraduate degree from Providence College.

      Thomas A. Fink, 40, has served as our Chief Financial Officer since May 2003 and is a member of our Executive Management Committee. Prior to joining CapitalSource, Mr. Fink worked as an independent management and finance consultant since December 2001. From 1989 until 2001, Mr. Fink held a variety of finance positions at US Airways Group, Inc. including Treasurer and, most recently, Vice President— Purchasing. Mr. Fink received his undergraduate degree from the University of Notre Dame and his masters of business administration from the University of Chicago Graduate School of Business.

      Steven A. Museles, 40, has served as our Chief Legal Officer and Secretary since our inception in 2000 and is a member of our Executive Management Committee. Prior to joining us, Mr. Museles was a partner practicing corporate and securities law at the law firm of Hogan & Hartson L.L.P., which he joined in 1993. Mr. Museles holds his undergraduate degree from the University of Virginia and his juris doctor degree from Georgetown University Law Center.

      Dean C. Graham, 38, has served as the Managing Director— Group Head of our HealthCare Finance group since 2001 and is a member of our Executive Management Committee. Prior to joining us, Mr. Graham was employed from 1998 to 2001 at Heller Healthcare Finance and its predecessor company HealthCare Financial Partners, where he was the Senior Vice President of the Portfolio Development Group and a member of the Heller Healthcare Finance credit committee. Prior to joining HealthCare Financial Partners, Mr. Graham practiced law with the law firms of Hogan & Hartson L.L.P. and Shaw Pittman LLP. Mr. Graham holds an undergraduate degree from Harvard College, a juris doctor degree from the University of Virginia School of Law and a masters degree from the University of Cambridge.

      Joseph A. Kenary, Jr., 39, has served as the Managing Director— Group Head of our Corporate Finance group since September 2001 and is a member of our Executive Management Committee. From our inception until September 2001, Mr. Kenary served as an investment officer in our Corporate Finance group. Prior to joining us, Mr. Kenary was employed from 1998 to 2000 at Heller HealthCare Finance and its predecessor company, HealthCare Financial Partners, most recently serving as a Vice President/ Investment Officer. Before joining HealthCare Financial Partners, Mr. Kenary worked from January to November 1998 in private equity investing at Thayer Capital Partners, and from April 1995 to January 1998 at ABS Capital Partners, where he financed growth companies in the value-added manufacturing, health care, technology, and business services sectors. Mr. Kenary received his undergraduate degree from Harvard College and his masters of business administration from the Anderson School at UCLA.

      Michael C. Szwajkowski, 37, has served as the Managing Director— Group Head of our Structured Finance group since 2000 and is a member of our Executive Management Committee. Prior to joining us, from April 1999 until October 2000, Mr. Szwajkowski served as the founder and President of Clarity Holdings, Inc., a financial services holding company which owns and operates a national bank. From 1996 until 1999, Mr. Szwajkowski was a Vice President within the Esoteric ABS Group of the Principal Transactions Group of Credit Suisse First Boston LLC, an investment banking firm. Before joining Credit Suisse First Boston LLC, he was a Vice President at Heller Financial, Inc. from 1992 until 1996. Mr. Szwajkowski received his undergraduate degree from Bowdoin College and a masters of business administration from the University of Chicago Graduate School of Business.

      James M. Mozingo, 40, has served as the Chief Accounting Officer since October 2003. Mr. Mozingo served as Controller from our inception until assuming his current position. Prior to joining us, Mr. Mozingo served as the controller of Orbital Imaging Corporation, a satellite imaging company which filed a voluntary petition of reorganization under Chapter 11 of the federal bankruptcy code in April 2002, from 1998 to 2000. Prior to that, Mr. Mozingo was a senior manager at Ernst & Young LLP. Mr. Mozingo is a C.P.A. and received a B.B.A. in accounting from William & Mary in 1985.

      Donald F. Cole, 33, has served as our Chief Information Officer since July 2003 and is a member of our Executive Management Committee. Mr. Cole joined us in March 2001 as a loan officer, was promoted first to Control Systems Officer in 2002 and then to Director of Operations in January 2003, a position he held until assuming his current position. Prior to joining us, Mr. Cole practiced law at Covington & Burling, LLP from 2000 until 2001. Prior to joining Covington & Burling, Mr. Cole was a senior auditor at Deloitte & Touche, LLP from 1993 until 1997. Mr. Cole is a certified public accountant and earned both his undergraduate degree and his masters of business administration from the State University of New York at Buffalo and his juris doctor degree from the University of Virginia School of Law.

Non-Management Directors

      William G. Byrnes, 53, has been a member of our board since October 2003. Mr. Byrnes has been a private investor since January 2001. From January 2000 until April 2000, Mr. Byrnes served as interim CEO of LQ Properties. From June 1999 until December 2000, Mr. Byrnes was the Chairman and CEO of Inceiba, LLC, a start-up incubator. Mr. Byrnes was previously a Professor of Finance at Georgetown University’s McDonough School of Business from August 1988 to May 1999. Mr. Byrnes served as a Managing Director of BT Alex. Brown from July 1981 until February 1998. Mr. Byrnes currently serves on the boards of directors of La Quinta Corporation, LQ Properties, Sizeler Property Investors and Security Capital Preferred Growth, an institutional investment fund. Mr. Byrnes also serves as non-executive Chairman of BuzzMetrics, a software and services firm, and is on the Board of Regents of Georgetown University. Mr. Byrnes earned his undergraduate degree from Georgetown University, his masters of business administration from the University of Michigan and his juris doctor from the Georgetown University Law Center.

      Frederick W. Eubank, II, 39, has been a member of our board since our inception in 2000. Since 1995, Mr. Eubank has been a Partner of Wachovia Capital Partners, LLC (formerly First Union Capital Partners). Prior to joining Wachovia Capital Partners, he worked in Wachovia’s Specialized Industries Group (formerly First Union’s Specialized Industries Group). Mr. Eubank earned his undergraduate degree from The Calloway School of Business at Wake Forest University and his masters of business administration from The Fuqua School of Business at Duke University.

      Andrew B. Fremder, 42, has been a member of our board since our inception in 2000. Since February 1, 2003, Mr. Fremder has been a member and a consultant of Farallon Capital Management, L.L.C. and Farallon Partners, L.L.C. Prior to that date until February 1, 2003, he served as a managing member and Chief Financial Officer of Farallon. Also, since April 1, 2003, he has been a co-founder, President and member of the board of directors of East Bay College Fund, a private non-profit corporation. Mr. Fremder received his BBA and a masters in professional accounting from the University of Texas at Austin.

      Tully M. Friedman, 62, has been a member of our board since our inception in 2000. Mr. Friedman has served as the Chairman and Chief Executive Officer of Friedman Fleischer & Lowe, a private equity firm, since the firm was founded in 1997. From 1984 until 1997, he co-founded and served as one of two managing general partners of Hellman & Friedman, a San Francisco-based private investment firm. Mr. Friedman currently serves as a director of Tempur-Pedic International Inc., The Clorox Company and Mattel, Inc. Mr. Friedman received his undergraduate degree from Stanford University and his juris doctor from Harvard Law School.

      Timothy M. Hurd, 34, has been a member of our board since our inception in 2000. Since 2000, Mr. Hurd has been a Managing Director of Madison Dearborn Partners, LLC, a Chicago-based private equity firm with approximately $8.0 billion of equity capital under management, which Mr. Hurd joined in 1996. Prior to joining Madison Dearborn Partners, LLC, Mr. Hurd was a financial analyst with Goldman, Sachs & Co. Mr. Hurd received his undergraduate degree from the University of Michigan and his masters of business administration from the Harvard Graduate School of Business Administration.

      Dennis P. Lockhart, 56, has been a member of our board since October 2003. Since August 2003, Mr. Lockhart has served as a professor of international business and finance at Georgetown University. Since 2001, Mr. Lockhart has also been a partner of Zephyr Management, L.P., a private investment firm. Prior to joining Zephyr, Mr. Lockhart was an executive vice president and a member of the board of directors of

Heller Financial, Inc. Before joining Heller Financial, Mr. Lockhart spent 16 years in a variety of corporate finance and management positions at Citicorp. Mr. Lockhart serves on the board of directors of Tri-Valley Corporation, a company in the business of exploring, acquiring and developing petroleum and precious metals properties. Mr. Lockhart received his undergraduate degree from Stanford University, his masters of arts from The Johns Hopkins University School of Advanced International Studies and attended the Senior Executive Program at the Sloan School of Management at the Massachusetts Institute of Technology.

      Thomas F. Steyer, 46, has been a member of our board since our inception in 2000. Mr. Steyer has been the Senior Managing Member and acting chief investment officer of Farallon Capital Management, L.L.C. and Farallon Partners, L.L.C. since their inception in 1986. Mr. Steyer is also a managing director of Hellman & Friedman, a San Francisco-based private investment firm. Prior to founding Farallon and joining Hellman & Friedman in 1986, Mr. Steyer worked for Goldman, Sachs & Co. in the merger arbitrage department. Between college and business school, Mr. Steyer worked for two years as a financial analyst in Morgan Stanley & Co.’s mergers and acquisitions department. Mr. Steyer received his undergraduate degree from Yale University and his masters of business administration from the Stanford University Graduate School of Business.

      Paul R. Wood, 49, has been a member of our board since our inception in 2000. Mr. Wood co-founded Madison Dearborn Partners, LLC and has been a Managing Director of the firm since its inception in 1993. Prior to founding Madison Dearborn Partners, LLC, Mr. Wood served as a vice president of First Chicago Venture Capital for nine years. Previously, he worked with the venture capital unit of Continental Illinois Bank from 1978 to 1983. Mr. Wood serves on the board of directors of Hines Horticulture, Inc., a producer and distributor of horticultural products. Mr. Wood received his undergraduate degree from the University of Illinois and his masters of business administration from the Columbia University Graduate School of Business.

      Additional information pertaining to directors and executive officers of the registrant is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 28, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

      Information pertaining to executive compensation is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 28, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information pertaining to security ownership of management and certain beneficial owners of the registrant’s Common Stock is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 28, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information pertaining to certain relationships and related transactions is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 28, 2004.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

      Information pertaining to principal accounting fees and services is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 28, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1)	Financial Statements

      The consolidated financial statements of the registrant listed in the “Index to Consolidated Financial Statements” on page 70 together with the report of Ernst & Young LLP, independent auditors, are filed as part of this report.

15(a)(2)	Financial Statement Schedules

      Consolidated financial statement schedules have been omitted because the required information is not present, or not present in amounts, sufficient to require submission of the schedules or because the required information is provided in the consolidated financial statements or notes thereto.

15(a)(3)	Exhibits

      The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

15(b)	Reports on Form 8-K

      During the fourth quarter of the fiscal year ended December 31, 2003, the registrant filed the following report on Form 8-K:

      On October 28, 2003, we filed a report on Form 8-K relating to a press release issued to report our consolidated financial results for the third quarter ended September 30, 2003.

15(c)	Exhibits

      Refer to Item 15(a)(3) of this report.

15(d)	Exhibits

      Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

/s/ JOHN K. DELANEY

John K. Delaney
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2004

/s/ THOMAS A. FINK

Thomas A. Fink
Chief Financial Officer
(Principal Financial Officer)

Date: March 12, 2004

/s/ JAMES M. MOZINGO

James M. Mozingo
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as of March 12, 2004 on behalf of the registrant and in the capacities indicated.

/s/ WILLIAM G. BYRNES William G. Byrnes, Director	/s/ TIMOTHY M. HURD Timothy M. Hurd, Director

Frederick W. Eubank, Director	/s/ DENNIS P. LOCKHART Dennis P. Lockhart, Director

/s/ JASON FISH Jason Fish, Director	/s/ THOMAS F. STEYER Thomas F. Steyer, Director

/s/ ANDREW M. FREMDER Andrew M. Fremder, Director	/s/ PAUL R. WOOD Paul R. Wood, Director

/s/ TULLY FRIEDMAN Tully Friedman, Director

CAPITALSOURCE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

Shareholders
CapitalSource Inc.

      We have audited the accompanying consolidated balance sheets of CapitalSource Inc. (successor to CapitalSource Holdings LLC, “CapitalSource”) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of CapitalSource’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapitalSource Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 27, 2004,
except for the third paragraph of Note 20, as to which the date is
March 5, 2004

CAPITALSOURCE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	($ in thousands)
ASSETS
Cash and cash equivalents	$69,865	$49,806
Restricted cash	79,913	28,873
Loans:
Loans	2,416,907	1,073,680
Less deferred fees and discounts	(59,793)	(30,316)
Less allowance for loan losses	(18,025)	(6,688)

Loans, net	2,339,089	1,036,676
Investments	39,788	23,670
Deferred financing fees, net	17,348	11,214
Property and equipment, net	8,590	5,087
Other assets	12,498	5,279

Total assets	$2,567,091	$1,160,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase obligations	$8,446	$—
Credit facilities	737,998	240,501
Term debt	923,208	428,585
Accounts payable and other liabilities	29,466	15,803
Due diligence deposits	841	2,034

Total liabilities	1,699,959	686,923

Shareholders’ equity:
Members’ equity (101,000,000 units authorized; no units and 99,289,800 units outstanding, respectively)	—	473,765
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 118,780,773 and no shares outstanding, respectively)	1,188	—
Additional paid-in capital	777,766	—
Retained earnings	108,182	—
Deferred compensation	(21,065)	—
Accumulated other comprehensive income (loss)	1,061	(83)

Total shareholders’ equity	867,132	473,682

Total liabilities and shareholders’ equity	$2,567,091	$1,160,605

See accompanying notes.

CAPITALSOURCE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2002	2001

	($ in thousands)
Net interest and fee income:
Interest	$175,169	$73,591	$21,915
Fee income	50,596	17,512	4,553

Total interest and fee income	225,765	91,103	26,468
Interest expense	39,956	13,974	4,286

Net interest and fee income	185,809	77,129	22,182
Provision for loan losses	11,337	6,688	—

Net interest and fee income after provision for loan losses	174,472	70,441	22,182

Operating expenses:
Compensation and benefits	44,460	22,724	10,744
Other administrative expenses	23,347	10,871	4,845

Total operating expenses	67,807	33,595	15,589

Other income (expense):
Diligence deposits forfeited	3,071	1,844	371
Gain (loss) on investments, net	18,067	3,573	(135)
Loss on derivatives	(760)	(1,396)	(37)
Other income	5,437	715	—

Total other income	25,815	4,736	199

Net income before income taxes	132,480	41,582	6,792
Income taxes	24,712	—	—

Net income	$107,768	$41,582	$6,792

Net income per share:
Basic	$1.02	$0.43	$0.07
Diluted	$1.01	$0.42	$0.07
Average shares outstanding:
Basic(1)	105,281,806	97,701,088	97,246,279
Diluted(1)	107,170,585	99,728,331	99,336,235

(1)	Adjusted to reflect the recapitalization that took place on August 30, 2002 as if it occurred on January 1, 2001.

See accompanying notes.

CAPITALSOURCE INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other	Total
	Members’	Common	Additional	Retained	Deferred	Comprehensive	Shareholders’
	Equity	Stock	Paid-in Capital	Earnings	Compensation	Income (Loss)	Equity

	($ in thousands)
Total shareholders’ equity as of December 31, 2000	$96,700	$—	$—	$—	$—	$—	$96,700
Net income	6,792	—	—	—	—	—	6,792
Members’ equity contributions	111,906	—	—	—	—	—	111,906
Equity raising costs	(374)	—	—	—	—	—	(374)
Amortization of compensatory options	102	—	—	—	—	—	102

Total shareholders’ equity as of December 31, 2001	215,126	—	—	—	—	—	215,126
Net income	41,582	—	—	—	—	—	41,582
Other comprehensive loss:
Unrealized losses on available-for-sale securities	—	—	—	—	—	(83)	(83)

Total comprehensive income							41,499
Members’ equity contributions	230,154	—	—	—	—	—	230,154
Members’ distributions	(15,200)	—	—	—	—	—	(15,200)
Equity raising costs	(5)	—	—	—	—	—	(5)
Amortization of compensatory options	232	—	—	—	—	—	232
Exercise of options	1,876	—	—	—	—	—	1,876

Total shareholders’ equity as of December 31, 2002	473,765	—	—	—	—	(83)	473,682
Net income	56,981	—	—	50,787	—	—	107,768
Other comprehensive income:	—
Unrealized gains, net of tax	—	—	—	—	—	1,144	1,144

Total comprehensive income							108,912
Members’ equity contributions	71,153	—	—	—	—	—	71,153
Members’ distributions	(32,698)	—	—	—	—	—	(32,698)
Proceeds from issuance of common stock	—	182	263,556	—	—	—	263,738
Equity raising costs	—	—	(21,036)	—	—	—	(21,036)
Reorganization from LLC to “C” Corporation	(570,367)	993	511,979	57,395	—	—	—
Amortization of compensatory options	202	—	816	—	—	—	1,018
Exercise of options	26	2	597	—	—	—	625
Deferred compensation on issuance of restricted shares	938	11	20,603	—	(21,552)	—	—
Amortization of deferred compensation	—	—	—	—	487	—	487
Tax benefit on issuance of options	—	—	1,251	—	—	—	1,251

Total shareholders’ equity as of December 31, 2003	$—	$1,188	$777,766	$108,182	$(21,065)	$1,061	$867,132

See accompanying notes.

CAPITALSOURCE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	($ in thousands)
Operating activities:
Net income	$107,768	$41,582	$6,792
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of compensatory options	1,018	232	102
Amortization of deferred fees	(33,741)	(11,518)	(2,411)
Provision for loan losses	11,337	6,688	—
Amortization of deferred financing fees	9,990	2,259	886
Depreciation and amortization	1,411	963	472
Provision for deferred income taxes	(3,617)	—	—
Amortization of deferred stock compensation	487	—	—
(Gain) loss on investments, net	(18,067)	(3,573)	135
Loss on derivatives	760	1,396	37
Increase in other assets	(3,602)	(1,870)	(469)
Increase in accounts payable and other liabilities	14,287	9,171	6,355
(Decrease) increase in due diligence deposits	(1,193)	1,554	253

Cash provided by operating activities	86,838	46,884	12,152
Investing activities:
Increase in restricted cash	(51,040)	(22,428)	(5,701)
Net increase in loans	(1,280,769)	(647,083)	(298,941)
Disposal of (increase in) investments	3,093	(8,287)	(3,138)
Acquisition of property and equipment	(4,914)	(3,906)	(1,888)

Cash used in investing activities	(1,333,630)	(681,704)	(309,668)
Financing activities:
Members’ contributions, net	71,153	230,149	111,532
Distributions to members	(32,698)	(15,200)	—
Proceeds from issuance of common stock, net	242,702	—	—
Proceeds from exercise of options	625	511	—
Borrowings under repurchase obligations, net	8,446	—	—
Borrowings on credit facilities, net	497,497	33,434	198,816
Borrowings of term debt	803,816	495,378	—
Repayments of term debt	(308,710)	(69,763)	—
Payment of deferred financing fees	(15,980)	(11,033)	(883)

Cash provided by financing activities	1,266,851	663,476	309,465

Increase in cash and cash equivalents	20,059	28,656	11,949
Cash and cash equivalents as of beginning of year	49,806	21,150	9,201

Cash and cash equivalents as of end of year	$69,865	$49,806	$21,150

Supplemental information:
Interest paid	$39,887	$11,107	$3,636
Income taxes paid	27,163	—	—

See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

      CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial finance company that provides a broad array of financial products to small and medium-sized businesses. We provide the following products:

•	Senior Secured Asset-Based Loans — loans secured by accounts receivable, inventory, equipment, and/or other assets;

•	Senior Secured Cash Flow Loans — loans secured by a first priority lien on assets;

•	First Mortgage Loans — non-traditional, short-term real estate loans;

•	Mezzanine Loans — loans with subordinated lien positions; and

•	Private Equity Co-Investments — opportunistic equity investments, typically in conjunction with lending relationships and on the same terms as other equity investors.

      As of December 31, 2003, we are the parent company of the following wholly owned significant subsidiaries:

Entity	Purpose

CapitalSource Finance LLC	Primary operating subsidiary that conducts lending business of CapitalSource.
CapitalSource Holdings LLC	Holding company for CapitalSource Finance LLC
CapitalSource Funding LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CS Funding II Depositor LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CapitalSource Commercial Loan Trust 2003-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.
CapitalSource Commercial Loan Trust 2003-2	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

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

      On August 12, 2003, we completed the sale of 23.43 million shares of common stock in our initial public offering. Of this amount, a total of 18.13 million shares were sold by us and 5.3 million shares were sold by selling stockholders. The closing included 2.13 million shares of common stock sold by us pursuant to the exercise of the underwriters’ over-allotment option. The initial public offering price was $14.50 per share. The aggregate sale price for all of the shares we sold was approximately $262.9 million, resulting in net proceeds to us, after payment of underwriting discounts, commissions, and other expenses of approximately $242.0 million. We did not receive any proceeds from the shares sold by the selling stockholders. The net proceeds from the initial public offering were used to repay indebtedness under our credit facilities and one of our repurchase agreements.

(2) Summary of Significant Accounting Policies

     Principles of Consolidation

      The accompanying financial statements reflect our consolidated accounts, including all of our subsidiaries and the related consolidated results of operations with all significant intercompany balances and transactions eliminated in consolidation.

     Cash and Cash Equivalents

      We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Loans

      Loans are recorded at cost, net of deferred fees and the allowance for loan losses. The balance of loans includes accrued interest.

     Allowance for Loan Losses

      The allowance for loan losses is maintained at the amount estimated to be sufficient to absorb probable losses, net of recoveries, inherent in the loan portfolio as of period end. Using an internally-developed loan reserve matrix, management assigns a reserve factor to each loan in the portfolio. The assigned reserve factor dictates the percentage of the total outstanding loan balance to be provided for as an allowance for loan losses. The actual determination of a given loan’s reserve factor is a function of three elements:

•	The type of loan, for example, whether the loan is underwritten based on the borrower’s assets, real estate or cash flow;

•	Whether the loan is senior or subordinated; and

•	The internal credit rating assigned to the loan.

      The internal credit ratings assigned to loans are periodically evaluated and adjusted to reflect the changes in the credit risk of the borrower. The reserve factors are primarily based on historical industry loss statistics adjusted for our own credit experience and economic conditions.

      We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments. Specific allowances for loan losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. Loans are charged off against the allowance when realization from the sale of the collateral or the enforcement of guarantees does not exceed the outstanding loan amount.

      Prior to the adoption of our current loan loss methodology adopted in December 2002, we used the following loan loss methodology. In evaluating the adequacy of the allowance, we considered trends in past-due accounts, historical charge off and recovery rates, credit risk indicators, economic conditions, ongoing credit evaluations, overall portfolio size, average client balances, excess collateral and underwriting policies, among other items. We performed an account-by-account review to identify loans to be specifically provided for and charged off.

     Investments

      We acquire investments in common stock, preferred stock, warrants, and options to buy such equity interests (“equity interests”) both through direct purchases and in connection with lending activities.

      Purchased equity interests in non-public entities are accounted for under the equity method if our ownership position is large enough to influence the operating and financial policies of the entity. This is generally presumed to exist when we own between 20% and 50% of an incorporated investee, or when we own greater than 5% of a limited partnership or limited liability company investee. If our ownership position is too small to provide such influence, the cost method is used to account for the equity interest.

      Purchased equity interests in publicly traded entities are accounted for as available-for-sale securities and recorded at fair market value with changes in fair value reflected as other comprehensive income, net of tax in the consolidated statements of shareholders’ equity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

      Equity interests received in connection with lending arrangements are typically warrants and options to purchase shares of common stock or other equity interests from the client. These equity interests are initially recorded at estimated fair value. Such fair values are determined using various valuation models that attempt to estimate our share of the underlying equity value of the associated entity. These estimates may reflect discounts for exercise restrictions or other terms that could impact value. We perform quarterly reviews of all equity interests to identify, measure, and record any subsequent changes to the fair value. To determine the fair value of equity interest, we utilize quoted market prices for public entities and valuation tools including financial statements, budgets and business plans as well as qualitative factors for non-public entities. Unrealized gains and losses as a result of the changes in estimated fair values of equity interests are recorded in other income in the consolidated statements of income or other comprehensive income, as appropriate. Realized gains or losses resulting from the sale of equity interests are included in other income in the consolidated statements of income.

      As of December 31, 2003 and 2002, there are no future performance obligations for equity interests. Equity interests that are not fully exercisable upon the date of receipt become exercisable upon the passage of time.

      In certain lending arrangements, we receive equity interests without any payment of cash as part of the overall loan transaction. The carrying value of the related loan is adjusted to reflect an original issue discount equal to the value ascribed to the equity interest. Such original issue discount is accreted to fee income over the estimated life of the loan in accordance with our policy.

      As a result of the various exercise, redemption, or other liquidation provisions commonly associated with these warrants and options, they are generally considered derivatives under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”), as amended and interpreted. In accordance with SFAS No. 133, equity interests qualifying as derivatives are carried at fair value with related valuation adjustments reflected as loss (gain) on derivatives in the consolidated statements of income.

      Our share of earnings and losses in equity investees are included in other income in the consolidated statements of income. Prior to the sale of the investment in MedCap Properties LLC (“MedCap”) in October 2003, we included income from our investment in MedCap in interest income, because we received a guaranteed distribution of 12% per annum on this investment for the first five years. Any amounts received in excess of the guaranteed 12% return were applied against the carrying value of the equity interest.

Investment Impairment

      Our investments are either accounted for at fair value, using the cost or using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an equity interest has sustained an other-than-temporary decline in its value, the equity interest is written down to its fair value, by a charge to earnings, and a new cost basis for the investment is established. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by us in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

      In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the 20% criteria) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the 50% criteria). However, the presumption of an other-than temporary decline in these instances may be overcome, if there is persuasive evidence indicating that the decline is temporary in nature. Additionally, there may be instances where impairment losses are recognized even if the 20% and 50% criteria are not satisfied.

      For investments accounted for using the cost or equity method of accounting, management evaluates information such as budgets, business plans, and financial statements in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses and credit defaults. This list is not inclusive, and management weighs all quantitative and qualitative factors in determining whether an other-than-temporary decline in value exists.

Deferred Financing Fees

      Deferred financing fees represent fees and other direct incremental costs incurred in connection with our borrowings. These amounts are amortized into the consolidated statements of income as interest expense ratably over the contractual term of the borrowing using the effective interest method.

Property and Equipment

      Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Leasehold improvements	Remaining lease term
Computer software and web development costs	3 years
Equipment	5 years
Furniture	7 years

      In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize internal computer software costs incurred during the application development stage. Such capitalized costs are included in computer software. Computer software costs incurred prior to or subsequent to the application development stage are charged to expense as incurred.

Interest and Fee Income Recognition

      Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. For amortizing term loans, original issue discounts and loan fees (net of direct costs of origination), are amortized into fee income using a method that approximates the effective interest method over the contractual life of the loan. For revolving lines of credit and nonamortizing term loans, original issue discounts and loan fees (net of direct costs of origination) are amortized into fee income using the straight-line method over the contractual life of the loan. Fees due at maturity are recorded over the contractual life of the loan in accordance with our policy to the extent that such amounts are expected to be collected.

      In 2003, we acquired portfolios of loans. We accrete any discount from purchased loans into fee income in accordance with our policies unless the contractual interest and principal payments are not expected to be collected. If the contractual interest and principal payments are not expected to be collected, a portion of the discount will not be accreted (non-accretable difference). As of December 31, 2003, we have $9.4 million of discounts from purchased loans ($4.9 million of which is accretable) reflected in deferred fees and discounts in our consolidated balance sheet. We accreted $6.4 million into fee income from purchased loan discounts during the year ended December 31, 2003.

      If a loan is 90 days or more past due, or the borrower is not expected to be able to service its debt and other obligations, the loan will be placed on non-accrual status. When a loan is placed on non-accrual status, interest receivable previously recognized as income is reversed and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We will make exceptions to this policy if the loan is well secured and in the process of collection. Payments received on non-accrual loans are applied to principal. On the date the borrower pays in full all overdue amounts, the borrowers loan will emerge from non-accrual status and all overdue charges (including those from prior years) are recognized as interest income in the current period.

Derivatives

      SFAS No. 133 requires companies to recognize all of their derivatives as either assets or liabilities at fair value in the balance sheet. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivatives that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

      For derivatives that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivatives that are designated as and qualify as cash flow hedges (i.e., hedging of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability), the gain or loss on the derivative instrument is recorded in either current period earnings or in other comprehensive income, depending on the effectiveness of the hedging relationship.

      For derivatives designated as a hedge, initial assessments are made as to whether the hedging relationship is expected to be highly effective and periodic effectiveness tests are performed. The fair value and cash flow hedges entered into during the years ended December 31, 2003 and 2002 were highly effective and continue to be highly effective as of those dates. Ineffectiveness was not significant. Net cash payments for derivatives designated as a hedge were included in interest expense in the consolidated statements of income.

      For derivatives not designated or qualifying as hedging instruments, the related gain or loss (including both the changes in fair value as well as the impact of any cash payments made or received) is recognized in current earnings each period and is included in other income (expense) in the consolidated statements of income.

Income Taxes

      As discussed in Note 1, on August 6, 2003, CapitalSource became the successor to CapitalSource Holdings through a reorganization. CapitalSource Holdings was a Delaware limited liability company. During the period that we were organized as a limited liability company, all income taxes were the responsibility of our individual members; therefore, our historical consolidated statements of income do not include any provision for income taxes for all periods prior to August 6, 2003.

      Since our reorganization into a “C” corporation for income tax purposes, we are responsible for paying federal, state and local income taxes. Deferred tax liabilities and assets have been reflected in the consolidated balance sheets. Deferred tax liabilities and assets are determined based on the differences between the book value and tax basis of particular assets and liabilities, using tax rates scheduled to be in effect for the years in which the differences are expected to reverse.

     Stock-Based Compensation

      We account for our stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. In accordance with APB 25, compensation cost is recognized for our options and restricted stock granted to employees where the exercise price is less than the market price of the underlying common stock on the date of grant. Such expense is recognized on a ratable basis over the related vesting period of the award. The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation:

	Year Ended December 31,

	2003	2002	2001

	($ in thousands, except per share
	data)
Net income as reported	$107,768	$41,582	$6,792
Add back: Stock-based compensation expense from options included in reported net income, net of tax	759	224	102
Deduct: Total stock-based compensation expense determined under fair value-based method for all option awards, net of tax	(1,431)	(581)	(270)

Pro forma net income	$107,096	$41,225	$6,624

Net income per share:
Basic — as reported	$1.02	$0.43	$0.07

Basic — pro forma	$1.02	$0.42	$0.07

Diluted — as reported	$1.01	$0.42	$0.07

Diluted — pro forma	$1.00	$0.41	$0.07

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2003	2002	2001

Dividend yield	—	—	—
Expected volatility	30%	30%	30%
Risk-free interest rate	3.5%	4.3%	5.0%
Expected life	6 years	6 years	6 years

      The pro forma net effect of the total stock-based compensation expense determined under fair value-based method for all awards may not be representative of future disclosures because the estimated fair value of options is amortized to expense over the vesting period, and additional options may be granted in future years.

     Bonuses

      Bonuses are accrued ratably over the annual performance period in accordance with APB Opinion No. 28, Interim Financial Reporting.

     Marketing

      Marketing costs, including advertising, are expensed as incurred.

     Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include the valuation of investments and the allowance for loan losses. Actual results could differ from those estimates.

     Segment Reporting

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items, and segment assets.

      We operate as a single business segment and, therefore, this statement is not applicable. Because our clients require customized and sophisticated debt financing, we have created three lending groups to develop the industry experience required to structure loans that reflect the particular credit and security characteristics required by different types of clients. However, we manage our lending business as a whole rather than by lending group. We do not allocate resources to specific lending groups based on their individual or relative performance.

     New Accounting Pronouncements

      Effective January 1, 2003, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. The types of contracts we enter into that meet the scope of this interpretation are standby letters of credit issued on behalf of borrowers. FIN 45 is effective for the guarantees issued or modified after December 31, 2002. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

      Effective July 1, 2003, we adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

     Reclassifications

      Certain amounts in prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

(3) Restricted Cash

      Restricted cash as of December 31, 2003 and 2002 was as follows:

	December 31,

	2003	2002

	($ in thousands)
Interest collections on loans pledged to credit facilities (see Note 8)	$14,843	$4,200
Collateral for letters of credit issued for the benefit of a client	1,544	6,622
Principal and interest collections on loans held by trusts (see Note 8)	61,280	14,537
Client holdbacks and escrows	2,246	3,514

Total	$79,913	$28,873

      For the interest collections related to the credit facilities and term debt each month after deducting interest rate swap payments, interest payable, and servicing fees, the remaining restricted cash is returned to us and becomes unrestricted at that time.

(4) Allowance for Loan Losses

      Activity in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 was as follows:

	Year Ended December 31,

	2003	2002	2001

	($ in thousands)
Balance as of beginning of year	$6,688	$—	$—
Provision for loan losses	11,337	6,688	—
Charge-offs	—	—	—

Balance as of end of year	$18,025	$6,688	$—

      As of December 31, 2003, impaired loans totaled $10.4 million. Specific reserves for the impaired loans were $2.7 million as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. As of December 31, 2002, there were no impaired loans. Additionally, as of December 31, 2003 and 2002, loans with an aggregate principal balance of $8.8 million and $0, respectively, were on non-accrual status. If the non-accrual loans had performed in accordance with their original terms, interest income would have been increased by $0.2 million for the year ended December 31, 2003. The average balance of impaired loans during the year ended December 31, 2003 was $12.0 million. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2003 was not significant.

      For the year ended December 31, 2003, four loans with a carrying value of $36.3 million as of December 31, 2003 were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. The specific reserve for loans classified as a troubled debt restructuring was $0.5 million as of December 31, 2003. For the year ended December 31, 2002, there were no loans classified as troubled debt restructurings.

(5) Acquisition of Assets

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

      We considered the provisions of SFAS No. 141, Business Combinations, and EITF Issue No. 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business, to determine if the assets acquired constituted a business. Since all but a de minimis amount of the fair value of the transferred set of activities and assets is represented by a single tangible asset, the loan portfolio, the concentration of value in the single asset is an indicator that an asset rather than a business was purchased. Therefore, the acquisition of loans has been accounted for in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, by expensing the costs associated with the acquisition.

(6) Investments

      Investments as of December 31, 2003 and 2002 were as follows:

		December 31, 2003			December 31, 2002

		Carrying	Percentage		Carrying	Percentage
	Investment	Value	Ownership	Investment	Value	Ownership

		(In thousands)			(In thousands)
Investments accounted for under the equity method:
Medcap Properties, LLC		$—	—	8,000 class A units	$7,562	7.5%
Medcap Holding IX LLC	8,000 class A units	1,015	12.9%		—	—
Tremont Realty Capital LLC	preferred shares	665	25.0%	preferred shares	517	25.0%

Total investments accounted for under the equity method		1,680			8,079
Investments carried at cost:
Acorn Products, Inc.	5,333 common stock	619	4.7%
AIG Healthcare Partners	limited partnership interests	349	1.9%		—	—
APS Healthcare, Inc.	671,877 series III preferred stock	500	1.1%		—	—
Arsenal Capital Partners Qualified Purchasers Fund	limited partnership interests	1,890	1.3%	limited partnership interests	1,890	4.8%
AE Europe Group, LLC	500,000 class A common units	500	1.6%		—	—
Bennington Marine LLC	437,433 common and preferred stock	473	1.3%		—	—
Cibernet Corporation	1,112,520 common and preferred stock	1,113	5.5%		—	—
Daticon Holding Corporation	225,000 common stock	991	2.9%		—	—
Daticon Holding Corporation	990 preferred stock	9	2.7%		—	—
First Texas Acquisition Corp.	23,684 common stock	24	2.4%		—	—
First Texas Acquisition Corp.	213 preferred stock	213	0.02%		—	—
Galen Partners Fund	limited partnership interests	380	2.1%		—	—
Global Compliance Services, Inc.	membership interest	100	1.4%		—	—
Group360, Inc.	1,000 common stock	1,000	4.2%		—	—
HealthSTAR Communications, Inc.	429,103 class 1 series A preferred stock	562	1.2%	429,103 class 1 series A preferred stock	473	1.2%
Interdynamics Holdings, Inc.	21,600 common stock and senior preferred stock	2,000	10.6%	20,000 common stock and senior preferred stock	2,000	10.6%
Kid’s Line, LLC	2,780 class E common units	28	2.8%	2,780 class E common units	28	2.9%
Kinderhook Capital Fund, LLP	limited partnership interests	338	1.9%		—	—
Lakeland Holdings, LLC	500,000 class C and D preferred and common units	500	0.7%	500,000 class C and D preferred and common units	500	0.7%
Lakeland Holdings, LLC	1,541 common units	273	1.3%	1,541 common units	273	1.3%
Marshall Retail Group	578 common units	398	2.0%		—	—
The Mitchell Gold Co.	4.55 common units	750	4.3%		—	—
MTS Investors	limited partnership interests	560	2.5%		—	—
National Leisure Group, Inc.	466 preferred stock	1,000	0.6%		—	—

		December 31, 2003			December 31, 2002

		Carrying	Percentage		Carrying	Percentage
	Investment	Value	Ownership	Investment	Value	Ownership

		(In thousands)			(In thousands)
Option One Holdings Corp.	500,000 preferred stock	$500	5.5%		$—	—
Overton’s Acquisition LLC	370,853 class A common units	371	3.3%		—	—
Printing Solutions Holdings LLC	692 junior preferred units	5	1.4%	692 junior preferred units	5	1.4%
Printing Solutions Holdings LLC	250,000 common units	250	1.5%	250,000 common units	250	1.5%
Sterling Capital	limited partnership interest	406	0.6%		—	—
Town Sports International, Inc.	23,000 series A-1 and A-2 common stock	2,518	1.5%	23,000 series A-1 and A-2 common stock	2,518	1.7%
International Surface Preparation Corporation	400,000 series B preferred stock	1,000	2.7%		—	—
US Maintenance	9,969 preferred stock	997	2.7%		—	—
US Maintenance	3,075 class B common stock	3	3.1%		—	—
Winston Equity Partners II	limited partnership interests	230	3.0%		—	—
WKTM-Florida, LLC	non-voting equity interest	—	20.0%		—	—

Total investments carried at cost		20,850			7,937
Investments carried at fair value:
Investment available for sale:
Acorn Products, Inc.		—	—	233,354 common stock	586	5.0%
Encore Medical Corporation	1,283,879 common stock	10,477	3.1%		—	—
Warrants:
APS Healthcare, Inc.	warrants to purchase 859,409 common stock	412	1.4%	warrants to purchase 859,409 common stock	134	3.0%
Aspen Educational Group, Inc.	warrants to purchase 506,176 common stock	222	1.3%	warrants to purchase 506,176 common stock	100	1.3%
Blades Board and Skate, LLC	warrants to purchase 7.0% of the outstanding class II membership interests	—	7.0%	warrants to purchase 7.0% of the outstanding class II membership interests	—	7.0%
CIG International, LLC	1 warrant to purchase member interests	71	5.0%	1 warrant to purchase member interests	51	5.0%
Cohr, Inc.	warrants to purchase 10 common stock	256	1.0%	warrants to purchase 10 common stock	300	1.0%
Encore Medical Corporation		—	—	warrants to purchase 1,648,960 member interests	3,473	8.3%
Enduracare Therapy Management, Inc.	warrants to purchase 75,000 class A common stock	16	0.8%	warrants to purchase 75,000 class A common stock	95	0.8%
Fetco Holding Corporation	warrants to purchase 72,185 common stock	—	5.0%	warrants to purchase 72,185 common stock	—	5.0%
Group360, Inc.	warrants to purchase 1,301 common stock	279	5.1%		—	—

		December 31, 2003			December 31, 2002

		Carrying	Percentage		Carrying	Percentage
	Investment	Value	Ownership	Investment	Value	Ownership

		(In thousands)			(In thousands)
HealthSTAR Communications, Inc.	warrants to purchase 312,924 common stock	$270	1.4%	warrants to purchase 312,924 common stock	$383	1.4%
Interdynamics Holdings, Inc.	warrants to purchase 2,905 common stock	433	1.5%	warrants to purchase 3,375 common stock	954	1.5%
International Legwear Group, Inc.	warrants to purchase 5.0% of the outstanding common and preferred stock	396	5.0%		—	—
Kid’s Line, LLC	warrants to purchase 2,220 common stock	826	2.2%	warrants to purchase 2,220 common stock	646	3.0%
National Waste Services, Inc. warrants to purchase classes A, B, C, D, and E of preferred stock and common stock	warrants to purchase 129,430 classes A, B, C, D and E of preferred and common stock	207	4.0%	warrants to purchase 129,430 classes A, B, C, D and E of preferred and common stock	172	4.0%
Opticare Health Systems, Inc.	warrants to purchase 250,000 common stock	163	2.2%	warrants to purchase 250,000 common stock	75	2.2%
Option One Holdings Corp.	warrants to purchase 96,916 common stock	14	9.3%		—	—
Overton’s Acquisition LLC	warrants to purchase 129,117 Class A common units	84	1.2%		—	—
PCM3, Inc.	warrants to purchase 24,113,255 common stock	603	7.0%	warrants to purchase 24,113,255 common stock	—	7.0%
Psychiatric Solutions, Inc.	warrants to purchase 20,766 common stock	243	0.2%	warrants to purchase 20,766 common stock	47	0.3%
Team Products International, Inc.	warrants to purchase 5.5% of the outstanding common stock	1,621	5.5%		—	—
V.S.M. Holdings, LLC	warrants to purchase 46,667 common units	665	0.7%	warrants to purchase 46,667 common units	351	0.7%

Total investments carried at fair value		17,258			7,367
Other		—			287

Total		$39,788			$23,670

      Each warrant is convertible into one equity share or unit. Certain investments are subject to clawback or put/call right provisions. The investment and carrying value information is net of any restrictions related to the warrant or underlying shares/units.

      In October 2003, we sold an equity investment in MedCap for cash consideration of $16.1 million, generating an estimated pretax gain of $12.6 million. Pursuant to the terms of the sale, approximately $2.1 million of additional proceeds is currently being held on our behalf in an indemnity escrow until March 31, 2005 to cover certain defined potential future liabilities. The receipt of any or all of these proceeds is contingent upon future events which are beyond our control. Additionally, a special-purpose limited liability company, Medcap Holding IX LLC, was created in this transaction, and we retain an equity interest in that entity which had a carrying value of $1.0 million as of December 31, 2003.

      As of December 31, 2003, we are committed to contribute $12.3 million of additional interests in seven private equity funds. Subject to meeting certain performance targets, we are committed to contribute capital up to $0.3 million in 2004 to Tremont Realty Capital LLC.

(7) Property and Equipment

      Property and equipment as of December 31, 2003 and 2002 were as follows:

	December 31,

	2003	2002

	($ in thousands)
Equipment	$3,290	$2,049
Computer software and web development costs	1,753	1,172
Furniture	2,564	1,266
Leasehold improvements	3,554	1,877
Accumulated depreciation and amortization	(2,571)	(1,277)

Total	$8,590	$5,087

(8) Borrowings

     Credit Facilities

      In October 2000, we entered into a $150.0 million loan certificate and servicing agreement with Wachovia Securities LLC (“Wachovia Securities”), formerly known as First Union Securities, Inc., as administrative agent, and Variable Funding Capital Corporation. In October 2001, the credit facility was amended to increase the facility amount to $250.0 million and extend the termination date to October 1, 2004. In April 2002, the credit facility was amended to increase the facility amount to $425.0 million, extend the termination date to April 24, 2005, and add another lender. In November 2002, the credit facility was amended to increase the facility amount to $475.0 million and to add another lender. In April 2003, the credit facility was amended to increase the facility amount to $700.0 million and to add another lender. As of December 31, 2003, loans with principal balances outstanding of $617.9 million and Series 2002-1 Class C and D notes (see Term Debt below) totaling $20.6 million and $27.5 million, respectively, were pledged as collateral for the credit facility. As of December 31, 2002, loans with principal balances outstanding of $536.0 million and Series 2002-1 Class C and D notes (see Term Debt below) totaling $20.6 million and $27.5 million, respectively, were pledged as collateral for the credit facility. As of December 31, 2003, the outstanding balance under this credit facility was $431.0 million.

      In connection with the credit facility, we formed a wholly owned subsidiary, CapitalSource Funding LLC, a single-purpose bankruptcy remote entity, to purchase qualifying loans from us, which are subsequently pledged under the credit facility. The amount outstanding under the credit facility may not exceed 70% of the principal amount of the pledged loans. Interest on the credit facility accrues at the commercial paper rate, as defined by each lender, plus 1.15%, which was 2.27% as of December 31, 2003.

      In February 2003, we established a $135.0 million commercial paper conduit facility with Wachovia, concurrently with the purchase of a portfolio of assets from anther financial institution. Funding under this facility is obtained through a single-purpose, bankruptcy-remote subsidiary, CapitalSource Acquisition Funding, LLC. This facility does not permit us to pledge additional collateral without the lender’s consent, but we may continue to draw, repay and redraw funds thereunder. Specific commercial loans are pledged as collateral for this facility. During 2003, we reduced the maximum facility amount of the commercial paper conduit facility to $115.0 million. Interest on borrowings under the facility is charged at the commercial paper rate, plus 1.50%. As of December 31, 2003, we had no outstanding balance under this facility.

      In September 2003, we entered into a $400.0 million credit facility with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) to finance our loans. Funding under this facility is obtained through a single-purpose, bankruptcy-remote subsidiary, CS Funding II Depositor LLC. The credit facility permits us to obtain financing of up to 75% of the outstanding principal balance of commercial loans we originate and transfer to this facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. As of December 31, 2003, loans with principal balances outstanding of $486.2 million were pledged as collateral for the credit facility. During the time a commercial loan is subject to the credit facility, we will pay Citigroup a percentage equal to LIBOR plus 1.00% applied to the amount advanced to us on the commercial loan, which was 2.12% at December 31, 2003. The credit facility has an initial term of 364 days and is renewable by mutual agreement with Citigroup. As of December 31, 2003, the outstanding balance under this credit facility was $307.0 million.

     Repurchase Agreements

      We have sold full and partial loans and interests in the Class D notes of Trust 2002-2 and Trust 2003-1 under repurchase agreements. Repurchase agreements are short-term financings, in which we sell loans to a third party and we have an obligation to repurchase the loans on a future date. During the time that the third party holds all or a portion of the loan, it is entitled to any interest paid by the borrower on the portion of the loan held by the third party. Interest is paid to the counterparty based on the amount of the loans sold. These repurchase agreements provide that the purchaser may mark the loans down to fair market value, as determined by the purchaser, at any time and require us to satisfy a margin call or repurchase the loan. Assets sold under repurchase agreements are included on the consolidated balance sheets as loans.

      In January 2003, we entered into a repurchase agreement with Nomura Credit & Capital Inc. (“Nomura”). The stated borrowing rate for the repurchase agreement is LIBOR plus 3.00%. We raised $9.0 million of proceeds by selling our interest in one loan totaling $9.0 million to Nomura. As of December 31, 2003, the outstanding balance of this repurchase agreement was $8.4 million. In January 2004, we repurchased the loan under the Nomura repurchase agreement. As a result, we repaid all amounts outstanding under this repurchase agreement.

      In March 2003, we entered into a repurchase agreement with Wachovia. The stated borrowing rate for the repurchase agreement with Wachovia is LIBOR plus 2.50%. We raised $117.5 million of proceeds by selling interest in seven separate loans and our interest in the Class D notes of Trust 2002-2 and Trust 2003-1 (each as defined under the section Term Debt). As of December 31, 2003, we had repurchased the seven separate loans and the Class D notes subject to this repurchase agreement.

      In August 2003, we entered into a $300 million master repurchase agreement with an affiliate of Credit Suisse First Boston LLC (“CSFB”) to finance healthcare mortgage loans. This repurchase agreement will allow us to sell mortgage loans that we originate to CSFB for a purchase price equal to 70% of the outstanding principal balance of those mortgage loans, and we will have the obligation to repurchase the loans no later than 18 months after the sale. Our obligation to repurchase loans may be accelerated if an event of default under one or more of our purchased mortgage loans occurs and under certain other conditions, such as a breach of our representations or warranties under the repurchase agreement. During the time a mortgage loan is owned by CSFB, we will pay CSFB an annual rate of LIBOR plus 1.25% the amount advanced to us on the mortgage loan. The repurchase agreement is scheduled to terminate on July 31, 2008, and at that time we will be required to repurchase any mortgage loans not previously repurchased. In addition, at any time prior to expiration of the repurchase agreement, CSFB may give notice of its intention to terminate the repurchase agreement and require us to repurchase all outstanding mortgage loans on the date which is 364 days from such notice of termination. As of December 31, 2003, no amount was outstanding under this repurchase agreement.

     Term Debt

      The following table summarizes our four term debt transactions in the form of asset securitizations completed through December 31, 2003:

		Outstanding Balance as
		of December 31,
	Notes Originally				Expected Maturity
	Issued	2003	2002	Interest Rate(1)	Date

	(In thousands)
2002-1
Class A	$172,050	$37,922	$131,548	LIBOR + 0.50%	November 20, 2004
Class B	55,056	55,056	55,056	LIBOR + 1.50%	March 20, 2005
Class C	20,646	—	—	N/A	N/A(2)
Class D	27,528	—	—	N/A	N/A(2)

	275,280	92,978	186,604

2002-2
Class A	187,156	47,257	160,609	LIBOR + 0.55%	May 20, 2005
Class B	48,823	48,823	48,823	LIBOR + 1.25%	August 20, 2005
Class C	32,549	32,549	32,549	LIBOR + 2.10%	January 20, 2006
Class D	24,412	—	—	N/A	N/A(2)
Class E	32,549	—	—	N/A	N/A(2)

	325,489	128,629	241,981

2003-1
Class A	258,791	174,652	—	LIBOR + 0.48%	November 20, 2005
Class B	67,511	67,511	—	LIBOR + 1.15%	July 20, 2006
Class C	45,007	45,007	—	LIBOR + 2.20%	March 20, 2007
Class D	33,755	—	—	N/A	N/A(2)
Class E	45,007	—	—	N/A	N/A(2)

	450,071	287,170	—

2003-2
Class A	290,005	277,885	—	LIBOR + 0.40%	July 20, 2008
Class B	75,001	71,866	—	LIBOR + 0.95%	July 20, 2008
Class C	45,001	43,120	—	LIBOR + 1.60%	July 20, 2008
Class D	22,500	21,560	—	LIBOR + 2.50%	July 20, 2008
Class E	67,502	—	—	N/A	N/A(2)

	500,009	414,431	—

Total	$1,550,849	$923,208	$428,585

(1)	As of December 31, 2003 and 2002, the LIBOR rate was 1.12% and 1.38%, respectively.

(2)	Securities retained by CapitalSource.

      Through December 31, 2003, we have completed four term debt transactions. In conjunction with each transaction, we established a separate single purpose subsidiary, CapitalSource Commercial Loan Trust 2002-1 (“Trust 2002-1”), CapitalSource Commercial Loan Trust 2002-2 (“Trust 2002-2”), CapitalSource Commercial Loan Trust 2003-1 (“Trust 2003-1”) and CapitalSource Commercial Loan Trust 2003-2 (“Trust 2003-2”), (collectively referred to as the “Trusts”), and contributed $1.6 billion in loans, or portions thereof, to the Trusts. Subject to the satisfaction of certain conditions, we remain servicer of the loans. Simultaneously with the initial contributions, the Trusts issued $1.3 billion of notes to institutional investors.

We retained $251.4 million in junior notes and 100% of the Trusts’ trust certificates. The notes are collateralized by all or portions of specific commercial loans, totaling $1.1 billion as of December 31, 2003. We have treated the contribution of the loans to the Trusts and the related sale of notes by the Trusts as a financing arrangement under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). As required by the terms of the Trusts, we have entered into interest rate swaps and/or caps to mitigate certain interest rate risk (see Note 16).

      The Trust 2002-1, Trust 2002-2 and Trust 2003-1 notes will receive principal cash flows under the asset securitization sequentially in order of their respective maturity dates. The Trust 2003-2 notes will receive principal cash flows under the asset securitization pro rata based on the respective original principal amounts of the classes of notes with respect to which such payments are made.

     Interest Expense

      The weighted average interest rates on all of our borrowings, including amortization of deferred finance costs, for the years ended December 31, 2003, 2002 and 2001 were 3.3%, 3.7% and 6.2%, respectively.

     Covenants

      CapitalSource Finance LLC, one of our wholly owned subsidiaries, services loans collateralizing the credit facilities and term debt and must meet various financial and non-financial covenants. The notes under the Trusts include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates. Failure to meet the covenants could result in the servicing to be transferred to a subservicer. As of December 31, 2003, we were in compliance with all of our covenants.

      The expected aforementioned maturity dates are based on the contractual maturities of the underlying loans held by the securitization trust and an assumed constant prepayment rate of 10%. If the underlying loans experience delinquencies or have their maturity dates extended, the interest payments collected on them to repay the notes may be delayed. The notes under the Trusts include accelerated amortization provisions that require cash flows to be applied first to fully pay the noteholders if the notes remain outstanding beyond the stated maturity dates. If the accelerated amortization provisions are imposed, we would receive no cash flows from the term debt on our retained notes until the notes senior to ours are retired.

(9) Shareholders’ Equity

      During the period from January 1, 2001 through August 30, 2002, there were three classes of interests in CapitalSource Holdings: preferred interests, common interests and employee units. On August 30, 2002, CapitalSource Holdings completed a recapitalization, pursuant to which all preferred interests and employee units were converted into common interests (“Units”). The recapitalization transferred ownership interests from the preferred interests holders to the holders of common interest and employee units, eliminated certain preferred return provisions to the preferred interest holders, and reduced the capital commitments of the members from $542.4 million to $511.0 million.

      As of December 31, 2002, the shareholders had contributed capital of $439.8 million and were committed to fund an additional $71.2 million. During the period from January 1, 2003 to August 6, 2003, members contributed capital of $71.2 million and we paid distributions of $32.7 million to members.

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

     Common Stock Shares Outstanding

      Common stock shares outstanding as of December 31, 2003, 2002 and 2001 were as follows:

Outstanding as of December 31, 2002 and 2001(1)	99,289,800
Issuance of common stock	18,188,773
Exercise of options	194,950
Issuance of restricted stock shares	1,107,250

Outstanding as of December 31, 2003	118,780,773

(1)	Adjusted to reflect the recapitalization that took place on August 30, 2002 as if it occurred on January 1, 2001.

     Employee Stock Purchase Plan

      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to invest 1% to 10% of their eligible compensation to purchase our common stock through payroll deductions during established purchase periods, subject to maximum purchase limitations. The purchase price for common stock purchased under the ESPP is 85% of the lesser of the fair market value of our common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. A total of 2.0 million shares of common stock are reserved for issuance under the ESPP. Such shares of common stock may be authorized but unissued shares of common stock, treasury shares or shares of common stock purchased on the open market by us. The ESPP will expire upon the earliest of such time as the Board of Directors, in its discretion, chooses to terminate the ESPP, when all of the shares of common stock have been issued under the plan or upon the expiration of ten years from the effective date of the ESPP. We issued 58,693 shares under the ESPP during the year ended December 31, 2003 for aggregate proceeds of $0.9 million. As of December 31, 2003, there are currently 1,941,307 shares remaining available for issuance under the ESPP.

     Equity Incentive Plan

      In November 2000, we adopted the CapitalSource Holdings LLC 2000 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan was amended and restated in connection with the recapitalization on August 30, 2002. Additionally, we have an option to acquire 0.1 million shares from the Chief Executive Officer and the president if certain options are exercised by two employees. Options issued under the Equity Incentive Plan are generally immediately exercisable, but the exercised units are subject to forfeiture provisions over a four-year period following the grant date, and expire ten years from the grant date. We have the ability to repurchase shares owned by employees, resulting from the exercise of options, upon an employee’s termination.

      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan (successor to the Equity Incentive Plan, the “Plan”). A total of 14.0 million shares of common stock are reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in it sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) ten years after the effective date of the Plan. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock.

      Option activity for the years ended December 31, 2003, 2002 and 2001 was as follows:

		Weighted Average
	Options	Exercise Price

Outstanding as of December 31, 2000	32,500	$0.01
Granted	1,894,750	1.20
Exercised	(380,500)	0.28
Forfeited	—	—

Outstanding as of December 31, 2001	1,546,750	1.40
Granted	944,500	6.22
Exercised	(1,168,300)	1.55
Forfeited	(6,750)	1.51

Outstanding as of December 31, 2002	1,316,200	4.76
Granted	1,037,600	15.18
Exercised	(194,950)	3.35
Forfeited	(84,200)	5.33

Outstanding as of December 31, 2003	2,074,650	$10.06

	Options Outstanding			Options Exercisable

		Weighted Average
	Number Outstanding	Remaining		Number Exercisable
	as of December 31,	Contractual Life	Weighted Average	as of December 31,	Weighted Average
Range of Exercise Price	2003	(in years)	Exercise Price	2003	Exercise Price

$0.01	17,500	6.44	$0.01	17,500	$0.01
$0.24 – $0.34	54,375	7.58	0.30	54,375	0.30
$1.50 – $3.56	494,575	7.95	2.11	494,575	2.11
$8.52 – $21.03	1,215,450	9.24	11.08	289,570	9.31
$21.35 – $22.70	292,750	9.99	21.71	—	—

$0.01 – $22.70	2,074,650	8.97	$10.06	856,020	$4.39

      For the years ended December 31, 2003, 2002 and 2001, the weighted average estimated fair value at the date of grant for options granted was $5.85, $1.60 and $0.52, respectively.

Restricted Stock

      We have issued grants of restricted common stock to certain employees and non-employee directors of the Board of Directors, which do not vest until the end of a restriction period, generally between three and five years. Up to 5.0 million shares of the 14.0 million shares authorized under the Equity Incentive Plan may be issued as restricted stock. For the year ended December 31, 2003, we issued 1,107,250 shares of restricted stock at a weighted-average fair value of $19.70. There were no restricted stock grants during the years ended December 31, 2002 or 2001.

(10) Employee Benefit Plan

      Our employees participate in the CapitalSource Finance LLC 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. For the years ended December 31, 2003, 2002, and 2001 we made no contributions to the 401(k) Plan other than under employee salary deferrals.

(11) Income Taxes

      The components of income tax expense (benefit) are as follows:

	Year Ended December 31,

	2003	2002	2001

	($ in thousands)
Current:
Federal	$25,073	$—	$—
State	3,256	—	—

Total current	28,329	—	—
Deferred:
Federal	(3,197)	—	—
State	(420)	—	—

Total deferred	(3,617)	—	—

Income tax expense	$24,712	$—	$—

      Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. As of December 31, 2003 and 2002, components of deferred tax assets and liabilities are as follows:

	December 31,

	2003	2002

	($ in thousands)
Deferred tax assets:
Allowance for loan losses	$6,818	$—
Other	1,324	—

Total deferred tax assets	8,142	—
Deferred tax liabilities:
Unrealized gain on investments	4,162	—
Property and equipment	1,008	—
Other, net	5	—

Total deferred tax liabilities	5,175	—

Net deferred tax assets	$2,967	$—

      There are no valuation allowances provided for in any of our deferred tax assets based on management’s belief that it is more likely than not that deferred tax assets will be realized.

      The effective tax rate differed from the statutory federal corporate income tax rate as follows:

	Year Ended December 31,

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	0.0	0.0
Benefit from deferred taxes(1)	(3.0)	0.0	0.0
Other(2)	(14.9)	(35.0)	(35.0)

Effective tax rate	18.7%	0.0%	0.0%

(1)	Immediately after reorganizing as a “C” corporation on August 6, 2003, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate.

(2)	We provided for income taxes on the income earned from August 7, 2003 through December 31, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members.

(12) Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) for the years ended December 2003, 2002 and 2001 was as follows ($ in thousands):

Balance as of December 31, 2001 and 2000	$—
Unrealized loss on available-for-sale security	(83)

Balance as of December 31, 2002	(83)
Unrealized gain on available-for-sale security, net of $644 tax provision	1,134
Unrealized gain on cash flow hedge, net of $6 tax provision	10

Balance as of December 31, 2003	$1,061

(13) Net Income per Share

      The computation of basic and diluted net income per share for years ended December 31, 2003, 2002 and 2001 was as follows:

	Year Ended December 31,

	2003	2002	2001

	($ in thousands, except per share data)
Basic net income per share:
Net income	$107,768	$41,582	$6,792
Average shares — basic(1)	105,281,806	97,701,088	97,246,279
Basic net income per share	$1.02	$0.43	$0.07
Diluted net income (loss) per share:
Net income	$107,768	$41,582	$6,792
Average shares — basic(1)	105,281,806	97,701,088	97,246,279
Effect of dilutive securities:
Option shares and unvested restricted stock	1,888,779	2,027,243	2,089,956

Average shares — diluted	107,170,585	99,728,331	99,336,235

Diluted net income per share	$1.01	$0.42	$0.07

(1)	Adjusted to reflect the recapitalization that took place on August 30, 2002 as if it occurred on January 1, 2001. For additional description of the recapitalization, see Note 9.

(14) Commitments and Contingencies

      We have non-cancelable operating leases for office space and office equipment. The leases expire over the next eight years and contain provisions for certain annual rental escalations.

      Future minimum lease payments under non-cancelable operating leases as of December 31, 2003 were as follows ($ in thousands):

2004	$4,122
2005	3,721
2006	3,502
2007	3,473
2008	3,361
Thereafter	12,480

$30,659

      Rent expense was $2.6 million, $1.3 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      As of December 31, 2003, we had arranged for $62.1 million of standby letters of credit in conjunction with certain loans to our borrowers. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. In accordance with FIN 45, we included the fair value of these obligations, totaling $1.6 million, in the consolidated balance sheet as of December 31, 2003.

(15) Related Party Transactions

      Wachovia Securities is the deal agent on the Credit Facilities and the underwriter on the term debt described in Note 8. Wachovia Bank, National Association (“Wachovia Bank”) is the counterparty on the derivatives described in Note 16. Both entities may be deemed to be an affiliate of a 10% or more shareholder.

     Loans or Investments Made to Portfolio Companies of Our Lead Investors and Directors

      We have from time to time in the past, and expect that we may from time to time in the future, make loans or invest in the equity securities of companies in which affiliates of our directors have interests. Under our Principles of Corporate Governance, our board of directors is charged with considering these types of transactions, and none are approved without the prior consent of all disinterested directors. Management believes that each of our related party loans has been, and will continue to be, subject to the same due diligence, underwriting and rating standards as the loans that we make to unrelated third parties.

      We sold a loan participation totaling $9.8 million to an affiliate of a 10% or more shareholder. As of December 31, 2003 and 2002, the loan participation totaled $6.4 million and $8.4 million, respectively. The loan participation was sold at par, therefore, no gain or loss was recorded as a result of the sale.

      From time to time, we have entered into transactions to lend, commit to lend, or participate in loans to affiliates of our 10% or more shareholders. Management believes that these transactions, which were made with the consent of the disinterested members of our board of directors, were made on terms comparable to other non-affiliated clients. As of December 31, 2003 and 2002, CapitalSource had committed to lend $137.3 and $128.2 million, respectively, to these affiliates of which $49.8 million and $52.5 million, respectively, was outstanding. These loans bear interest ranging from 5.00% to 12.50% as of December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, we recognized $9.2 million, $9.1 million and $2.0 million, respectively, in interest and fees from these affiliates.

      We purchased a $14.0 million participation interest in a loan to a company in which an affiliate of a shareholder holds a significant equity position.

      During 2002, we lent $1.5 million to various senior executives to exercise options to purchase shares, of which $1.3 million and $1.4 million was outstanding as of December 31, 2003 and 2002, respectively. The loans bear interest at an annual rate of 5.25%, which was considered a fair market value rate at the time of the exercise, and are due December 31, 2006. For the years ended December 31, 2003 and 2002, we recognized interest of approximately $64,000 and $63,000, respectively, related to these loans.

      We subleased office space from a shareholder under an operating lease. For the years ended December 31, 2003, 2002 and 2001, we paid rent to the member of $0.2 million, $0.1 million and $46,000, respectively.

(16) Derivatives and Off-Balance Sheet Financial Instruments

      In the normal course of business, we utilize various financial instruments to manage our exposure to interest rate and other market risks. These financial instruments, which consist of derivatives and credit-related arrangements, involve, to varying degrees, elements of credit and market risk in excess of the amount recorded on the consolidated balance sheet in accordance with generally accepted accounting principles.

      Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. Market risk is the possibility that a change in market prices may cause the value of a financial instrument to decrease or become more costly to settle. The contract/notional amounts of financial instruments, which are not included in the consolidated balance sheet, do not necessarily represent credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments.

      We manage credit risk of our derivatives and unfunded commitments by limiting the total amount of arrangements outstanding by an individual counterparty; by obtaining collateral based on management’s assessment of the client; and by applying uniform credit standards maintained for all activities with credit risk.

      Contract or notional amounts and the credit risk amounts for derivatives and credit-related arrangements as of December 31, 2003 and 2002 were as follows:

	December 31,

	2003		2002

	Contract or	Credit Risk	Contract or	Credit Risk
	Notional Amount	Amount	Notional Amount	Amount

		($ in thousands)
Derivatives:
Interest rate swaps	$1,596,163	$326	$508,824	$—
Interest rate caps	234,788	639	98,212	—

Total derivatives	$1,830,951	$965	$607,036	$—

Credit-related arrangements:
Commitments to extend credit	$1,256,463	$1,256,463	$562,994	$562,994
Commitments to extend standby letters of credit	62,108	62,108	34,510	34,510

Total credit-related arrangements	$1,318,571	$1,318,571	$597,504	$597,504

     Derivatives

      We enter into various derivative contracts to manage interest rate risk. The objective is to manage interest rate sensitivity by modifying the characteristics of certain assets and liabilities to reduce the adverse effect of changes in interest rates.

      Interest rate swaps are contracts in which a series of interest rate cash flows, based on a specific notional amount and a fixed and floating interest rate are exchanged over a prescribed period. Caps and floors are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is issued.

      Derivatives expose us to credit and market risk. If the counterparty fails to perform, the credit risk is equal to the fair value gain of the derivative. When the fair value of a derivative contract is positive, this indicates the counterparty owes us, and therefore, creates a repayment risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and have no repayment risk. All interest rate swaps and interest rate cap agreements have Wachovia as the counterparty.

      Market risk is the adverse effect that a change in interest rates has on the value of a financial instrument. We manage market risk by only using derivatives as hedges against existing assets and liabilities.

     Fair Value Hedges

      We enter into interest rate swap agreements to hedge fixed-rate loans pledged as collateral for the credit facilities. The interest rate swap agreements we utilize modify our exposure to interest risk by converting our fixed-rate loans to a floating rate. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The purpose of our interest rate hedging activities is to protect us from risk that interest collected under the fixed-rate loans will not be sufficient to service the interest due under the credit facilities and term debt.

      For the years ended December 31, 2003 and 2002, we expensed $0.8 million and $0.2 million, respectively, related to the net cash payments for interest rate swaps accounted for as fair value hedges. As of December 31, 2003 and 2002, the fair value of the fair value hedges was $(1.2) million and $(1.7) million, respectively.

      The interest rate swap agreements entered into during 2001 did not qualify for hedge accounting. As a result, during the year ended December 31, 2001, we recognized a net loss of $37,000 in other income (expense) related to the fair value of the interest rate swap.

Basis Swaps

      We enter into interest rate swap agreements to hedge prime rate loans pledged as collateral for the Term Debt (“Basis Swaps”). The interest rate swap agreements we utilize modify our exposure to interest risk typically by converting our prime rate loans to a 30-day LIBOR rate. These agreements involve the receipt of prime rate amounts in exchange for 30-day LIBOR rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The purpose of our interest rate hedging activities is to protect us from risk that interest collected under the prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt.

      In November 2003, we entered into a basis swap that qualified for hedge accounting in accordance with SFAS No. 133. The net cash payments for the basis swap and the change in fair value during the year ended December 31, 2003 was insignificant.

      During the year ended December 31, 2003, we entered into interest rate swaps to offset the Basis Swaps required by our Term Debt. These interest rate swaps, as well as certain interest rate swaps entered into in 2002, did not qualify for hedge accounting. During the years ended December 31, 2003 and 2002, we recognized a net loss of $(0.8) million and $(1.0) million, respectively, in other income (expense) related to the fair value of the Basis Swaps that did not qualify for hedge accounting. For the years ended December 31, 2003 and 2002, we expensed $1.2 million and $0.4 million, respectively, related to the net cash payments for the Basis Swaps.

Interest Rate Caps

      Trust 2002-2, Trust 2003-1 and Trust 2003-2 entered into interest rate cap agreements with Wachovia Bank as the counterparty to hedge loans with embedded interest rate caps that are pledged as collateral for the term debt. Simultaneously, we entered into offsetting interest rate cap agreements with Wachovia. The interest rate caps are not designated and do not qualify as hedging instruments; therefore, the gain or loss is recognized in current earnings during the period of change. Since the interest rate cap agreements are offsetting, the change in value of the interest rate cap agreements has no impact on current earnings. The fair value of the interest rate cap agreements was not significant as of December 31, 2003 or 2002.

Credit-Related Arrangements

      As of December 31, 2003, we are obligated to provide standby letters of credit in conjunction with several of our lending arrangements not to exceed $62.1 million at any time during the term of the arrangement, with $6.4 million of standby letters of credit issued. If a borrower defaults on its commitment(s) subject to any letter of credit issued under this arrangement, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. We currently do not anticipate that we will be required to fund commitments subject to any outstanding standby letters of credit.

(17) Concentration of Credit Risks

      In our normal course of business, we engage in commercial lending activities with borrowers throughout the United States. As of December 31, 2003 and 2002, we had committed credit facilities to our borrowers of approximately $3.7 billion and $1.6 billion, respectively, of which approximately $1.3 billion and $563.0 million, respectively, was unused. As of December 31, 2003 and 2002, the entire loan portfolio was diversified such that no single borrower was greater than 10% of the portfolio. As of December 31, 2003 and 2002, the single largest industry concentration is commercial real estate, which makes up approximately 15% and 20%, respectively, of the portfolio and the largest geographical concentration is California, which makes up approximately 15% and 15% of the portfolio, respectively.

(18) Estimated Fair Value of Financial Instruments

      SFAS No. 107 (“SFAS No. 107”), Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of on- and off-balance-sheet financial instruments. A financial instrument is defined by SFAS No. 107 as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver to or receive cash or another financial instrument from a second entity on potentially favorable terms.

      Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. SFAS No. 107 specifies that fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. Fair value estimates are based on judgments regarding current economic conditions, interest rate risk characteristics, loss experience, and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the estimated fair value may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the estimates. Fair value estimates, methods and assumptions are set forth below for our financial instruments:

•	Cash and cash equivalents — The carrying amount is a reasonable estimate of fair value because of the short maturity of those instruments.

•	Restricted cash — The carrying amount is a reasonable estimate of fair value due to the nature of this instrument.

•	Loans — The fair value of loans is estimated using a combination of methods, including discounting estimated future cash flows, using quoted market prices for similar instruments or using quoted market prices for securities backed by similar loans.

•	Investments — For those investments carried at fair value, we determined the fair value based on quoted market prices, when available. For investments when no market information is available, we estimate fair value using various valuation tools including financial statements, budgets, and business plans as well as qualitative factors.

•	Repurchase agreements, credit facilities and term debt — Due to the adjustable rate nature of the borrowings, fair value is estimated to be the carrying value.

•	Loan commitments and stand-by letters of credit — The fair value is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

•	Derivatives — The fair value of the interest rate swap and interest rate caps (used for hedging purposes) is the estimated amount that we would receive or pay to terminate the contract at the reporting date as determined from quoted market prices.

      The carrying value of financial instruments and their estimated fair values are summarized below:

	December 31,

	2003		2002

	Carrying Value	Fair Value	Carrying Value	Fair Value

		($ in thousands)
Assets:
Cash and cash equivalents	$69,865	$69,865	$49,806	$49,806
Restricted cash	79,913	79,913	28,873	28,873
Loans	2,339,089	2,433,827	1,036,676	1,090,774
Investments, carried at fair value	17,258	17,258	7,367	7,367
Liabilities:
Debt	1,669,652	1,669,652	669,086	669,086
Loan commitments and stand-by letters of credit	1,318,571	1,318,571	597,504	597,504
Derivatives	1,806	1,806	2,670	2,670

(19) Unaudited Quarterly Information

      The table below summarizes unaudited quarterly information for each of the three months in the years ended December 31, 2003 and 2002:

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003

	($ in thousands, except per share data)
Interest income	$53,797	$47,336	$40,944	$33,092
Fee income	15,358	15,105	12,836	7,297

Total interest and fee income	69,155	62,441	53,780	40,389
Interest expense	12,547	10,304	10,065	7,040

Net interest and fee income	56,608	52,137	43,715	33,349
Provision for loan losses	2,876	3,687	2,059	2,715

Net interest and fee income after provision for loan losses	53,732	48,450	41,656	30,634
Operating expenses	22,305	17,314	15,030	13,158
Other income	16,330	6,723	1,947	815

Net income before income taxes	47,757	37,859	28,573	18,291
Income taxes(1)	18,148	6,564	—	—

Net income	$29,609	$31,295	$28,573	$18,291

Net income per share:
Basic	$0.25	$0.29	$0.29	$0.19
Diluted	0.25	0.28	0.29	0.18

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

	($ in thousands, except per share data)
Interest income	$25,203	$20,279	$16,197	$11,912
Fee income	5,142	4,415	3,217	4,738

Total interest and fee income	30,345	24,694	19,414	16,650
Interest expense	4,722	4,148	2,953	2,151

Net interest and fee income	25,623	20,546	16,461	14,499
Provision for loan losses	6,688	—	—	—

Net interest and fee income after provision for loan losses	18,935	20,546	16,461	14,499
Operating expenses	11,840	8,603	6,881	6,271
Other income	897	236	1,902	1,701

Net income before income taxes	7,992	12,179	11,482	9,929
Income taxes(1)	—	—	—	—

Net income	$7,992	$12,179	$11,482	$9,929

Net income per share:
Basic	$0.08	$0.12	$0.12	$0.10
Diluted	0.08	0.12	0.12	0.10

(1)	We recorded income tax expense on the income earned beginning on August 7, 2003. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members.

(20) Subsequent Events

      In February 2004, the expiration dates of our $700.0 million and $115.0 million credit facilities with Wachovia were extended to May 24, 2004 and April 27, 2004, respectively.

      In February 2004, we entered into a repurchase agreement with Citigroup. We raised $41.3 million of proceeds by selling our interest in the Class D notes of Trust 2002-2 and Trust 2003-1. The stated borrowing rate for the repurchase agreement is LIBOR plus 0.75% per annum, payable quarterly. The repurchase agreement is scheduled to terminate on February 18, 2005.

      In March 2004, the expiration date of our $400.0 million credit facility with Citigroup was extended to September 16, 2005.

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3.2		Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.1		Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.2		Indenture dated as of May 16, 2002, by and between CapitalSource Commercial Loan Trust 2002-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.3		Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.4		Indenture dated as of April 17, 2003, by and between CapitalSource Commercial Loan Trust 2003-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.5		Indenture dated as of September 17, 2003, between CapitalSource Funding II Trust and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.6		Indenture dated as of November 25, 2003, by and between CapitalSource Commercial Loan Trust 2003-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
10.1		Office Lease Agreement, dated as of December 8, 2000, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC, as amended (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10	.1.1	Third Amendment to Office Lease Agreement, dated as of August 1, 2003, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
10.2		Employment Agreement, dated as of September 7, 2000, between CapitalSource Holdings LLC and John K. Delaney (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.3		Employment Agreement, dated as of September 7, 2000, between CapitalSource Holdings LLC and Jason M. Fish (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.4		Amended and Restated Employment Agreement, dated as of April 3, 2002, between CapitalSource Finance LLC and Steven A. Museles (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.5		Employment Agreement, dated as of April 3, 2002, between CapitalSource Finance LLC and Bryan M. Corsini (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.6		Letter Agreement, dated as of April 21, 2003, between CapitalSource and Thomas A. Fink (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

Exhibit
No.		Description

10.7		Third Amended and Restated Loan Certificate and Servicing Agreement, dated as of February 25, 2003, among CapitalSource Funding LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, Variable Funding Capital Corporation (“VFCC”), Fairway Finance Corporation (“Fairway”), Eiffel Funding, LLC (“Eiffel”), and Hannover Funding Company LLC (“Hannover”), as Purchasers, Wachovia Securities, Inc. as Administrative Agent and VFCC Agent, BMO Nesbitt Burns Corp., as Fairway Agent, CDC Financial Products Inc., as Eiffel Agent, Norddeutsche Landesbank Girozentrale, as Hannover Agent, and Wells Fargo Bank Minnesota, National Association, as Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10	.7.1	Amendment No. 1 to Third Amended and Restated Loan Certificate and Servicing Agreement, dated as of March 3, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10	.7.2	Amendment No. 2 to Third Amended and Restated Loan Certificate and Servicing Agreement, dated as of April 22, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.8		Loan Certificate and Servicing Agreement, dated as of February 28, 2003, among CapitalSource Acquisition Funding LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, Variable Funding Capital Corporation, as Purchaser, Wachovia Securities, Inc., as Administrative Agent and Purchaser Agent, and Wells Fargo Bank Minnesota, National Association, as Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10	.8.1	Amendment No. 1 to Loan Certificate and Servicing Agreement, dated as of April 3, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10	.8.2	Amendment No. 2 to Loan Certificate and Servicing Agreement, dated as of June 30, 2003.†
10	.8.3	Amendment No. 3 to Loan Certificate and Servicing Agreement, dated as of August 27, 2003.†
10	.8.4	Amendment No. 4 to Loan Certificate and Servicing Agreement, dated as of February 26, 2004.†
10	.9.1	Indemnification Agreement between the registrant and each of its non-employee directors (incorporated by reference to exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10	.9.2	Indemnification Agreement between the registrant and each of its employee directors (incorporated by reference to exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10	.9.3	Indemnification Agreement between the registrant and each of its executive officers (incorporated by reference to exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.10		Master Repurchase Agreement, dated as of March 24, 2003, between Wachovia Bank, National Association, as Buyer, and CapitalSource Repo Funding LLC, as Seller (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.11		Amended and Restated Registration Rights Agreement, dated August 30, 2002, among CapitalSource Holdings LLC and the holders parties thereto (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.12		Second Amended and Restated Equity Incentive Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.13		Employee Stock Purchase Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10	.14.1	Sale and Servicing Agreement, dated as of September 17, 2003, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit
No.		Description

10	.14.2	Amended and Restated Trust Agreement, dated as of September 17, 2003, between CS Funding II Depositor LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference to exhibit 10.3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10	.14.3	Note Purchase Agreement, dated as of September 17, 2003, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to exhibit 10.3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.15		Sale and Servicing Agreement, dated as of April 17, 2003, by and among CapitalSource Commercial Loan Trust 2003-1, as the Issuer, CapitalSource Commercial Loan, LLC, 2003-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.16		Sale and Servicing Agreement, dated as of October 30, 2002, by and among CapitalSource Commercial Loan Trust 2002-2, as the Issuer, CapitalSource Commercial Loan LLC, 2002-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.17		Sale and Servicing Agreement, dated as of May 16, 2002, by and among CapitalSource Commercial Loan Trust 2002-1, as the Issuer, CapitalSource Commercial Loan LLC, 2002-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.18		Master Repurchase Agreement, dated as of August 1, 2003, by and among CapitalSource SNF Funding LLC, Credit Suisse First Boston Mortgage Capital LLC and CapitalSource Finance LLC (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.19		Master Program Agreement, dated as of August 1, 2003 by and among CapitalSource Finance LLC, Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse First Boston LLC and Column Financial, Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.20		Sale and Servicing Agreement, dated as of November 25, 2003, by and among CapitalSource Commercial Loan Trust 2003-2, as the Issuer, CapitalSource Commercial Loan LLC, 2003-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
10.21		Form of CapitalSource Inc. Deferred Compensation Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
21.1		List of Subsidiaries.†
23.2		Consent of Ernst & Young LLP.†
31.1		Certificate of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.