Form 10-Q
period 2004-03-31
CAPITALSOURCE INC
filed 2004-05-13
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File No. 1-31753

CapitalSource Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2206895
(State of Incorporation)	(I.R.S. Employer Identification No.)

4445 Willard Avenue, 12th Floor

Chevy Chase, MD 20815
(Address of Principal Executive Offices, Including Zip Code)

(800) 370-9431

((Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of Exchange on which registered)

Common Stock, par value $.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

     As of May 1, 2004, the number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding was 117,589,910.

CAPITALSOURCE INC.

CAPITALSOURCE INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)

	($ in thousands)
ASSETS
Cash and cash equivalents	$77,239	$69,865
Restricted cash	39,415	79,913
Loans:
Loans	2,753,031	2,416,907
Less deferred fees and discounts	(60,210)	(59,793)
Less allowance for loan losses	(23,002)	(18,025)

Loans, net	2,669,819	2,339,089
Investments	43,092	39,788
Deferred financing fees, net	20,496	17,348
Property and equipment, net	9,985	8,590
Other assets	15,266	12,498

Total assets	$2,875,312	$2,567,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$76,862	$8,446
Credit facilities	940,596	737,998
Term debt	761,307	923,208
Convertible debt	225,086	—
Accounts payable and other liabilities	30,773	29,466
Due diligence deposits	3,560	841

Total liabilities	2,038,184	1,699,959
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 118,845,338 and 118,780,773 shares issued; 117,545,338 and 118,780,773 shares outstanding, respectively)	1,175	1,188
Additional paid-in capital	752,926	777,766
Retained earnings	132,081	108,182
Deferred compensation	(19,982)	(21,065)
Accumulated other comprehensive income, net	854	1,061
Treasury stock, at cost	(29,926)	—

Total shareholders’ equity	837,128	867,132

Total liabilities and shareholders’ equity	$2,875,312	$2,567,091

See accompanying notes.

CAPITALSOURCE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

	2004	2003

	(Unaudited)

	($ in thousands, except
	per share data)
Net interest and fee income:
Interest	$60,263	$33,092
Fee income	20,576	7,297

Total interest and fee income	80,839	40,389
Interest expense	13,099	7,040

Net interest and fee income	67,740	33,349
Provision for loan losses	7,263	2,715

Net interest and fee income after provision for loan losses	60,477	30,634
Operating expenses:
Compensation and benefits	14,872	8,453
Other administrative expenses	7,409	4,705

Total operating expenses	22,281	13,158
Other income (expense):
Diligence deposits forfeited	1,111	1,136
Loss on investments	(254)	(850)
(Loss) gain on derivatives	(515)	137
Other income	9	392

Total other income	351	815

Net income before income taxes	38,547	18,291
Income taxes	14,648	—

Net income	$23,899	$18,291

Net income per share:
Basic	$0.20	$0.19
Diluted	$0.20	$0.18
Average shares outstanding:
Basic	116,781,169	98,064,901
Diluted	118,731,114	99,900,087

See accompanying notes.

CAPITALSOURCE INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Treasury	Total
	Common	Paid-In	Retained	Deferred	Comprehensive	Stock,	Shareholders’
	Stock	Capital	Earnings	Compensation	Income, net	at cost	Equity

	(Unaudited)

	($ in thousands)
Total shareholders’ equity as of December 31, 2003	$1,188	$777,766	$108,182	$(21,065)	$1,061	$—	$867,132
Net income	—	—	23,899	—	—	—	23,899
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	—	(207)	—	(207)

Total comprehensive income	—	—	—	—	—	—	23,692
Equity raising costs	—	(301)	—	—	—	—	(301)
Amortization of compensatory options	—	(9)	—	—	—	—	(9)
Exercise of options	—	321	—	—	—	—	321
Purchase of treasury stock	(13)	—	—	—	—	(29,926)	(29,939)
Purchase of call option, net	—	(25,577)	—	—	—	—	(25,577)
Issuance of options to third party	—	167	—	—	—	—	167
Amortization of deferred compensation	—	—	—	1,083	—	—	1,083
Tax benefit on purchase of call option	—	122	—	—	—	—	122
Tax benefit on issuance of options	—	437	—	—	—	—	437

Total shareholders’ equity as of March 31, 2004	$1,175	$752,926	$132,081	$(19,982)	$854	$(29,926)	$837,128

See accompanying notes.

CAPITALSOURCE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)

	($ in thousands)
Operating activities:
Net income	$23,899	$18,291
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of compensatory options	(9)	45
Issuance of options to third party	167	—
Amortization of deferred fees	(11,742)	(4,751)
Provision for loan losses	7,263	2,715
Amortization of deferred financing fees	2,869	1,269
Depreciation and amortization	423	296
Benefit for deferred income taxes	(2,745)	—
Amortization of deferred stock compensation	1,083	—
Loss on investments	254	850
Loss (gain) on derivatives	515	(137)
Increase in other assets	(23)	(218)
Increase (decrease) in accounts payable and other liabilities	2,473	(4,214)
Increase (decrease) in due diligence deposits	2,719	(3)

Cash provided by operating activities	27,146	14,143
Investing activities:
Decrease in restricted cash	40,498	705
Increase in loans, net	(326,680)	(484,530)
Acquisition of investments	(3,814)	(2,386)
Acquisition of property and equipment	(1,818)	(1,067)

Cash used in investing activities	(291,814)	(487,278)
Financing activities:
Payment of deferred financing fees	(6,026)	(2,658)
Borrowings under repurchase agreements, net	68,416	82,827
Borrowings on credit facilities, net	202,598	401,245
Repayments of term debt	(162,450)	(49,086)
Borrowings of convertible debt	225,000	—
Members’ contributions, net	—	71,153
Distributions to members	—	(6,208)
Payment of equity raising costs	(301)	—
Proceeds from exercise of options	321	4
Call option transactions, net	(25,577)	—
Purchase of treasury stock	(29,939)	—

Cash provided by financing activities	272,042	497,277

Increase in cash and cash equivalents	7,374	24,142
Cash and cash equivalents as of beginning of period	69,865	49,806

Cash and cash equivalents as of end of period	$77,239	$73,948

See accompanying notes.

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization

      CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial finance company that provides a broad array of financial products to small and medium-sized businesses. We provide the following products:

•	Senior Secured Asset-Based Loans — loans that are underwritten based on our assessment of the client’s eligible accounts receivable and/or inventory;

•	Senior Secured Cash Flow Loans — loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	First Mortgage Loans — loans that are secured by first mortgages on the property of the client;

•	Mezzanine Loans — loans, including subordinated mortgage loans, that come after a client’s senior loans in right of payment or upon liquidation; and

•	Private Equity Co-Investments — opportunistic equity investments, typically in conjunction with lending relationships and on the same terms as other equity investors.

As of March 31, 2004, we are the parent company of the following wholly owned significant subsidiaries:

Entity	Purpose

CapitalSource Finance LLC	Primary operating subsidiary that conducts lending business of CapitalSource.
CapitalSource Holdings LLC	Holding company for CapitalSource Finance LLC
CapitalSource Funding LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CS Funding II Depositor LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CapitalSource Commercial Loan Trust 2003-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.
CapitalSource Commercial Loan Trust 2003-2	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

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

      On August 12, 2003, we completed the sale of 23.43 million shares of common stock in our initial public offering. Of this amount, a total of 18.13 million shares were sold by us and 5.3 million shares were sold by selling stockholders. The closing included 2.13 million shares of common stock sold by us pursuant to the exercise of the underwriters’ over-allotment option. The initial public offering price was $14.50 per share. The aggregate sale price for all of the shares we sold was approximately $262.9 million, resulting in net proceeds to us, after payment of underwriting discounts, commissions, and other expenses of approximately $241.7 million. We did not receive any proceeds from the shares sold by the selling stockholders. The net proceeds from

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the initial public offering were used to repay indebtedness under our credit facilities and one of our repurchase agreements.

Note 2.     Summary of Significant Accounting Policies

     Unaudited Interim Consolidated Financial Statements Basis of Presentation

      Our interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      The accompanying financial statements reflect our consolidated accounts, including all of our subsidiaries and the related consolidated results of operations with all significant intercompany balances and transactions eliminated in consolidation.

      Our accounting policies are described in Note 1 of our audited December 31, 2003 financial statements included in our Annual Report on Form 10-K. The accounting policies that management has identified as critical or complex accounting policies are described on Page 32 of this Form 10-Q under the caption “Critical Accounting Policies.”

     Deferred Financing Fees

      Deferred financing fees associated with the convertible debt are amortized into the consolidated statements of income as interest expense through the date of the earliest put option using the effective interest method.

Note 3.     Allowance for Loan Losses

      Activity in the allowance for loan losses for the three months ended March 31, 2004 and 2003 was as follows ($ in thousands):

Balance as of December 31, 2003	$18,025
Provision for loan losses	7,263
Charge offs	(2,286)

Balance as of March 31, 2004	$23,002

Balance as of December 31, 2002	$6,688
Provision for loan losses	2,715
Charge offs	—

Balance as of March 31, 2003	$9,403

      As of March 31, 2004 and December 31, 2003, impaired loans totaled $14.5 million and $15.3 million, respectively. As of March 31, 2004 and December 31, 2003, specific reserves for the impaired loans were $3.7 million and $2.7 million, respectively, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. Additionally, as of March 31, 2004 and December 31, 2003, loans with an aggregate principal balance of $10.1 million and $8.8 million,

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, were on non-accrual status. If the non-accrual loans had performed in accordance with their original terms, interest income would have been increased by $0.3 million for the three months ended March 31, 2004 and $0.2 million for the year ended December 31, 2003. The average balance of impaired loans during the three months ended March 31, 2004 and the year ended December 31, 2003 was $14.8 million and $12.0 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during the three months ended March 31, 2004 and the year ended December 31, 2003 was not significant.

      For the three months ended March 31, 2004, we had no loans classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructuring (“SFAS No. 15”). For the year ended December 31, 2003, loans with a carrying value of $36.3 million as of December 31, 2003 were classified as troubled debt restructurings. The specific reserve for loans classified as a troubled debt restructuring was $0.5 million as of December 31, 2003.

Note 4.     Borrowings

      As of March 31, 2004 and December 31, 2003, we had outstanding borrowings totaling $2.0 billion and $1.7 billion, respectively. For a detailed discussion of our borrowings, see Note 8, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2003 included in our Form 10-K, as filed with the SEC on March 12, 2004.

      The following changes to our borrowings occurred during the three months ended March 31, 2004.

     Repurchase Agreements

      In February 2004, we entered into a repurchase agreement with Citigroup Global Markets Inc. (“Citigroup”). We raised $41.3 million of proceeds by selling our interest in the Class D notes of CapitalSource Commercial Loan Trusts 2002-2 and 2003-1. The stated borrowing rate for the repurchase agreement is LIBOR plus 0.75% per annum, payable quarterly. The repurchase agreement is scheduled to terminate on February 18, 2005.

     Credit Facilities

      In February 2004, the expiration dates of our $700.0 million multi-bank credit facility led by Wachovia Securities LLC (“Wachovia”) and our $115.0 million credit facility with Wachovia were extended to May 24, 2004 and April 27, 2004, respectively. In March 2004, the expiration date of our $400.0 credit facility with Citigroup was extended to September 16, 2005. For changes to our credit facilities subsequent to March 31, 2004, see Note 12.

     Convertible Debt

      In March 2004, we completed an offering of $225.0 million in aggregate principal amount of senior convertible debentures due 2034 (the “Debentures”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. Until March 2009, the Debentures will bear interest at a rate of 1.25%, after which time the debentures will not bear interest. The Debentures are initially convertible, subject to certain conditions, into 7.4 million shares of our common stock at a conversion rate of 32.8952 shares of common stock per $1,000 principal amount of Debentures, representing an initial effective conversion price of approximately $30.40 per share. The Debentures will be redeemable for cash at our option at any time on or after March 15, 2009 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the Debentures will have the right to require us to repurchase some or all of their Debentures for cash on March 15, 2009, March 15, 2014, March 15, 2019, March 15, 2024 and March 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the Debentures will also have the right to require us to repurchase some or all of their Debentures upon certain events constituting a fundamental change. The

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debentures are unsecured and unsubordinated obligations, and are guaranteed by two of our wholly owned subsidiaries (see Note 5).

      Holders of the Debentures may convert their Debentures prior to maturity only if: (1) the price of our common stock reaches $36.48 during periods of time specified by the Debentures, (2) specified corporate transactions occur, (3) the Debentures have been called for redemption, or (4) the trading price of the Debentures falls below a certain threshold. The Debentures have no impact on the calculation of basic or dilutive earnings per share until one of these contingencies is satisfied. Once one of these contingencies is satisfied and the Debentures become convertible, we will use the “as if converted” method to calculate the effect on diluted earnings per share.

      We have agreed to file a shelf registration statement with respect to the resale of the Debentures and the common stock issuable upon the conversion of the Debentures with the Securities and Exchange Commission within 195 days from the initial issuance of the Debentures. We will use our best efforts to cause the shelf registration statement to be declared effective no later than 285 days after the initial issuance of the Debentures. In the event that these conditions are not met, we are obligated to pay liquidated damages to the holders of the Debentures.

      Concurrently with our sale of the Debentures, we entered into two separate call option transactions with an affiliate of one of the initial purchasers, in each case covering the same number of shares as into which the Debentures are initially convertible. In one transaction, we purchased a call option at a strike price equal to the initial conversion price of the Debentures. This option expires on March 15, 2009 and requires physical settlement. We intend to exercise this call option from time to time as necessary to acquire shares that we may be required to deliver upon receipt of a notice of conversion of the Debentures. In the second transaction, we sold warrants to one of the initial purchasers for the purchase of up to 7.4 million of our common shares at a strike price of approximately $40.30 per share. The warrants expire at various dates from March 2009 through June 2009 and must be settled in net shares. The net effect of entering into the call option and warrant transactions was to minimize potential dilution as a result of the conversion of the Debentures by increasing the effective conversion price of the Debentures to a 75% premium over the March 15, 2004 closing price of our common stock. The call option and warrant transactions were net settled at a net cost to us of approximately $25.6 million, which we paid from the proceeds of our sale of the Debentures and is included as a net reduction in shareholders’ equity in the accompanying consolidated balance sheet as of March 31, 2004, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Subsequent changes in the fair value of the convertible notes hedge and warrant transactions will not be recognized as long as the instruments remain classified in equity. In addition, the warrants sold will be included in diluted earnings per share using the treasury stock method.

      In addition, we used approximately $29.9 million of the proceeds to purchase 1,300,000 shares of our common stock. We also paid approximately $6.0 million of deferred financing fees from the proceeds of the convertible debt offering which are being amortized as interest expense through the date of the earliest put option. We used the remainder of the net proceeds to repay outstanding indebtedness under certain of our credit facilities.

Note 5.     Guarantor Information

      The following represents the unaudited supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of the convertible debt described in Note 4, CapitalSource Holdings and CapitalSource Finance LLC (“CapitalSource Finance”), which are guarantors of the convertible Debentures, and our subsidiaries that are not guarantors of the convertible Debentures as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. CapitalSource Holdings and CapitalSource Finance have guaranteed the Debentures, jointly and severally, on a senior basis. Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

March 31, 2004

		CapitalSource Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$—	$69,903	$7,336	$—	$77,239
Restricted cash	—	10,675	28,740	—	39,415
Loans:
Loans	—	2,698,405	70,861	(16,235)	2,753,031
Less deferred fees and discounts	—	1,261	(61,471)	—	(60,210)
Allowance for loan losses	—	—	(23,002)	—	(23,002)

Loans, net	—	2,699,666	(13,612)	(16,235)	2,669,819
Investment in subsidiaries	1,065,760	—	1,277,458	(2,343,218)	—
Intercompany (due to)/due from	—	10,891	(10,891)	—	—
Intercompany note receivable	—	246,985	30,544	(277,529)	—
Investments	—	—	43,092	—	43,092
Deferred financing fees, net	5,573	14,913	10	—	20,496
Property and equipment, net	—	4	9,981	—	9,985
Other assets	6,226	929	8,111	—	15,266

Total assets	$1,077,559	$3,053,966	$1,380,769	$(2,636,982)	$2,875,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$35,447	$41,415	$—	$76,862
Credit facilities	—	940,596	—	—	940,596
Term credit	—	762,382	(1,075)	—	761,307
Convertible debt	225,086	—	—	—	225,086
Accounts payable and other liabilities	15,345	7,098	24,565	(16,235)	30,773
Intercompany note payable	—	30,544	246,985	(277,529)	—
Due diligence deposits	—	441	3,119	—	3,560

Total liabilities	240,431	1,776,508	315,009	(293,764)	2,038,184
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,175	—	—	—	1,175
Additional paid-in capital	752,926	990,401	874,192	(1,864,593)	752,926
Retained earnings	132,081	287,135	190,714	(477,849)	132,081
Deferred compensation	(19,982)	—	—	—	(19,982)
Accumulated other comprehensive income (loss), net	854	(78)	854	(776)	854
Treasury stock, at cost	(29,926)	—	—	—	(29,926)

Total shareholders’ equity	837,128	1,277,458	1,065,760	(2,343,218)	837,128

Total liabilities and shareholders’ equity	$1,077,559	$3,053,966	$1,380,769	$(2,636,982)	$2,875,312

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEETS

December 31, 2003

		CapitalSource Holdings LLC

		Combined Non-	Combined
		Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(unaudited)
	($ in thousands)
ASSETS
Cash and equivalents	$—	$37,848	$32,017	$—	$69,865
Restricted cash	—	16,860	63,053	—	79,913
Loans:
Loans	—	2,400,601	27,419	(11,113)	2,416,907
Less deferred fees and discounts	—	1,221	(61,014)	—	(59,793)
Allowance for loan losses	—	—	(18,025)	—	(18,025)

Loans, net	—	2,401,822	(51,620)	(11,113)	2,339,089
Investment in subsidiaries	864,073	—	1,030,148	(1,894,221)	—
Intercompany (due to)/due from	—	9,727	(9,727)	—	—
Intercompany note receivable	—	246,985	33,046	(280,031)	—
Investments	—	—	39,788	—	39,788
Deferred financing fees, net	—	17,216	132	—	17,348
Property and equipment, net	—	5	8,585	—	8,590
Other assets	3,623	972	7,903	—	12,498

Total assets	$867,696	$2,731,435	$1,153,325	$(2,185,365)	$2,567,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$—	$8,446	$—	$8,446
Credit facilities	—	737,998	—	—	737,998
Term debt	—	923,503	(295)	—	923,208
Accounts payable and other liabilities	564	6,554	33,461	(11,113)	29,466
Intercompany note payable	—	33,046	246,985	(280,031)	—
Due diligence deposits	—	186	655	—	841

Total liabilities	564	1,701,287	289,252	(291,144)	1,699,959
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,188	—	—	—	1,188
Additional paid-in capital	777,766	799,263	701,500	(1,500,763)	777,766
Retained earnings	108,182	230,875	161,522	(392,397)	108,182
Deferred compensation	(21,065)	—	—	—	(21,065)
Accumulated other comprehensive income, net	1,061	10	1,051	(1,061)	1,061

Total shareholders’ equity	867,132	1,030,148	864,073	(1,894,221)	867,132

Total liabilities and shareholders’ equity	$867,696	$2,731,435	$1,153,325	$(2,185,365)	$2,567,091

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2004

		CapitalSource Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$63,325	$2,060	$(5,122)	$60,263
Fee income	—	7,231	13,345	—	20,576

Total interest and fee income	—	70,556	15,405	(5,122)	80,839
Interest expense	140	13,532	4,549	(5,122)	13,099

Net interest and fee income	(140)	57,024	10,856	—	67,740
Provision for loan losses	—	—	7,263	—	7,263

Net interest and fee income after provision for loan losses	(140)	57,024	3,593	—	60,477
Operating expenses:
Compensation and benefits	—	294	14,578	—	14,872
Other administrative expenses	39	75	7,295	—	7,409

Total operating expenses	39	369	21,873	—	22,281
Other income (expense):
Diligence deposits forfeited	—	—	1,111	—	1,111
Loss on investments	—	—	(254)	—	(254)
(Loss) gain on derivatives	—	(1,754)	1,239	—	(515)
Other income (expense)	—	196	(187)	—	9
Earning in subsidiaries	38,726	—	56,260	(94,986)	—
Transfer pricing	—	1,163	(1,163)	—	—

Total other income (expense)	38,726	(395)	57,006	(94,986)	351

Net income before income taxes	38,547	56,260	38,726	(94,986)	38,547
Income taxes	14,648	—	—	—	14,648

Net income	$23,899	$56,260	$38,726	$(94,986)	$23,899

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2003

	CapitalSource Holdings LLC

	Combined	Combined
	Non-Guarantor	Guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	CapitalSource, Inc.

	(unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$32,434	$1,216	$(558)	$33,092
Fee income	2,100	5,197	—	7,297

Total interest and fee income	34,534	6,413	(558)	40,389
Interest expense	7,448	150	(558)	7,040

Net interest and fee income	27,086	6,263	—	33,349
Provision for loan losses	—	2,715	—	2,715

Net interest and fee income after provision for loan losses	27,086	3,548	—	30,634
Operating expenses:
Compensation and benefits	126	8,327	—	8,453
Other administrative expenses	64	4,641	—	4,705

Total operating expenses	190	12,968	—	13,158
Other income (expense):
Diligence deposits forfeited	—	1,136	—	1,136
Loss on investments	—	(850)	—	(850)
Gain (loss) on derivatives	194	(57)	—	137
Other income	320	72	—	392
Earnings in subsidiaries	—	27,410	(27,410)	—

Total other income	514	27,711	(27,410)	815

Net income before income taxes	27,410	18,291	(27,410)	18,291
Income taxes	—	—	—	—

Net income	$27,410	$18,291	$(27,410)	$18,291

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2004

		CapitalSource Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource, Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource, Inc.

	(unaudited)
	($ in thousands)
Operating activities:
Net income	$23,899	$56,260	$38,726	$(94,986)	$23,899
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of compensatory options	(9)	—	—	—	(9)
Issuance of options to third party	167	—	—	—	167
Amortization of deferred fees	—	—	(11,742)	—	(11,742)
Provision for loan losses	—	—	7,263	—	7,263
Amortization of deferred financing fees	—	2,853	16	—	2,869
Depreciation and amortization	—	—	423	—	423
Benefit for deferred income taxes	(2,745)	—	—	—	(2,745)
Amortization of deferred stock compensation	1,083	—	—	—	1,083
Gain on investments	—	224	30	—	254
Loss (gain) on derivatives	—	1,754	(1,239)	—	515
Decrease in note receivable	—	—	2,502	(2,502)	—
Decrease (increase) in other assets	142	43	(208)	—	(23)
Increase (decrease in accounts payable and other liabilities	15,426	1,845	(9,676)	(5,122)	2,473
Increase in due diligence deposits	—	255	2,464	—	2,719
Net transfers with subsidiaries	(201,840)	189,907	(83,053)	94,986	—

Cash (used in) provided by operating activities	(163,877)	253,141	(54,494)	(7,624)	27,146
Investing activities:
Decrease in restricted cash	—	6,185	34,313	—	40,498
Increase in loans, net	—	(299,598)	(32,204)	5,122	(326,680)
Acquisition of investments	—	(272)	(3,542)	—	(3,814)
Acquisition of property and equipment	—	—	(1,818)	—	(1,818)

Cash used in investing activities	—	(293,685)	(3,251)	5,122	(291,814)
Financing activities:
Payment of deferred financing fees	(5,627)	(494)	95	—	(6,026)
Decrease in intercompany note payable	—	(2,502)	—	2,502	—
Borrowings under repurchase agreements, net	—	35,447	32,969	—	68,416
Borrowings on credit facilities, net	—	202,598	—	—	202,598
Repayments of term debt	—	(162,450)	—	—	(162,450)
Borrowings of convertible debt	225,000	—	—	—	225,000
Proceeds from issuance of common stock, net	(301)	—	—	—	(301)
Proceeds from exercise of options	321	—	—	—	321
Purchase of call option	(25,577)	—	—	—	(25,577)
Purchase of treasury stock	(29,939)	—	—	—	(29,939)

Cash provided by financing activities	163,877	72,599	33,064	2,502	272,042

Increase (decrease) in cash and cash equivalents	—	32,055	(24,681)	—	7,374
Cash and cash equivalents as of beginning of period	—	37,848	32,017	—	69,865

Cash and cash equivalents as of end of period	$—	$69,903	$7,336	$—	$77,239

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2003

	CapitalSource Holdings LLC

	Combined Non-	Combined
	Guarantor	Guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(unaudited)
	($ in thousands)
Operating activities:
Net income	$27,410	$18,291	$(27,410)	$18,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of compensatory options	—	45	—	45
Amortization of deferred fees	—	(4,751)	—	(4,751)
Provision for loan losses	—	2,715	—	2,715
Amortization of deferred financing fees	1,237	32	—	1,269
Depreciation and amortization	9	287	—	296
Loss on investments	—	850	—	850
(Gain) loss on derivatives	(194)	57	—	(137)
Decrease in note receivable	—	9,030	(9,030)	—
Decrease (increase) in other assets	9	(227)	—	(218)
Decrease (increase) in accounts payable and other liabilities	1,872	(5,907)	(179)	(4,214)
Decrease (increase) in due diligence deposits	123	(126)	—	(3)
Net transfers with subsidiaries	152,195	(179,605)	27,410	—

Cash provided by (used in) operating activities	182,661	(159,309)	(9,209)	14,143
Investing activities:
(Increase) decrease in restricted cash	(655)	1,360	—	705
(Increase) decrease in loans, net	(503,574)	18,865	179	(484,530)
Acquisition of investments	—	(2,386)	—	(2,386)
Acquisition of property and equipment	(9)	(1,058)	—	(1,067)

Cash (used in) provided by investing activities	(504,238)	16,781	179	(487,278)
Financing activities:
Payment of deferred financing fees	(2,244)	(414)	—	(2,658)
Decrease in intercompany note payable	(9,030)	—	9,030	—
Borrowings on repurchase agreements, net	—	82,827	—	82,827
Borrowings on credit facilities, net	401,245	—	—	401,245
Repayments of term debt	(49,086)	—	—	(49,086)
Members’ contributions, net	—	71,153	—	71,153
Distributions to members	—	(6,208)	—	(6,208)
Proceeds from exercise of options	—	4	—	4

Cash provided by financing activities	340,885	147,362	9,030	497,277

Increase in cash and cash equivalents	19,308	4,834	—	24,142
Cash and cash equivalents as of beginning of period	40,191	9,615	—	49,806

Cash and cash equivalents as of end of period	$59,499	$14,449	$—	$73,948

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.     Shareholders’ Equity

     Common Stock Shares Outstanding

      Common stock activity for the three months ended March 31, 2004 was as follows:

Outstanding as of December 31, 2003	118,780,773
Exercise of options	64,565
Repurchase of treasury stock	(1,300,000)

Outstanding as of March 31, 2004.	117,545,338

     Employee Stock Purchase Plan

      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Employee Stock Purchase Plan (“ESPP”). A total of 2.0 million shares of common stock are reserved for issuance under the ESPP. Such shares of common stock may be authorized but unissued shares of common stock, treasury shares or shares of common stock purchased on the open market by us. The ESPP will expire upon the earliest of such time as the Board of Directors, in its discretion, chooses to terminate the ESPP, when all of the shares of common stock have been issued under the plan or upon the expiration of ten years from the effective date of the ESPP. We did not issue any shares under the ESPP during the three months ended March 31, 2004. As of March 31, 2004, there are currently 1,941,307 shares remaining available for issuance under the ESPP.

     Equity Incentive Plan

      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan (successor to the Equity Incentive Plan, the “Plan”). A total of 14.0 million shares of common stock were initially reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in it sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) ten years after the effective date of the Plan. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. As of March 31, 2004, there are currently 8,292,230 shares remaining available for issuance under the Plan.

     Restricted Stock

      We have issued grants of restricted common stock to certain employees and non-employee directors of the Board of Directors, which do not vest until the end of a restriction period, generally between three and five years. Up to 5.0 million shares of the 14.0 million shares initially authorized under the Plan may be issued as restricted stock. For the three months ended March 31, 2004, we issued 500 shares of restricted stock at a weighted-average fair value of $21.80. As of March 31, 2004, there are currently 3,890,750 shares available for issuance as restricted stock under the Plan.

     Treasury Stock

      In connection with the issuance of convertible debt as discussed in Note 4, we purchased 1,300,000 shares of our common stock for an aggregate purchase price of approximately $29.9 million.

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.     Income Taxes

      The effective tax rate differed from the statutory federal corporate income tax rate for the three months ended March 31, 2004 and 2003 as follows:

	Three Months Ended
	March 31,

	2004	2003

Federal statutory rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.8	0.0
Other(1)	0.2	(35.0)

Effective tax rate	38.0%	0.0%

(1)	After reorganizing as a “C” corporation on August 6, 2003, we provided for income taxes on the income earned from August 7, 2003 through December 31, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members.

Note 8.     Comprehensive Income

      Other comprehensive income related to the unrealized (loss) gain on available-for-sale security and cash flow hedges for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended
	March 31,

	2004	2003

	($ in thousands)
Net income	$23,899	$18,291
Unrealized (loss) gain on available for sale security, net of tax in 2004	(119)	228
Unrealized loss on cash flow hedges, net of tax in 2004	(88)	—

Comprehensive income	$23,692	$18,519

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.     Net Income per Share

      The computation of basic and diluted net income per share for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended
	March 31,

	2004	2003

	($ in thousands,
	except per share data)
Basic net income per share:
Net income	$23,899	$18,291
Average shares — basic	116,781,169	98,064,901
Basic net income per share	$0.20	$0.19

Diluted net income per share:
Net income	$23,899	$18,291
Average shares — basic	116,781,169	98,064,901
Effect of dilutive securities:
Option shares and unvested restricted stock	1,949,945	1,835,186
Convertible debt	—	—
Call option	—	—

Average shares — diluted	118,731,114	99,900,087

Diluted net income per share	$0.20	$0.18

Note 10.     Stock-Based Compensation

      We account for our stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. In accordance with APB 25, compensation cost is recognized for our options and restricted stock granted to employees where the exercise price is less than the market price of the underlying common stock on the date of grant. Such expense is recognized on a ratable basis over the related vesting period of the award. The effect on net income and net income per share as if we had applied the fair

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended
	March 31,

	2004	2003

	($ in thousands,
	except per share data)
Net income as reported	$23,899	$18,291
Add back: Stock-based compensation expense from options included in reported net income, net of tax in 2004	34	39
Deduct: Stock-based compensation expense determined under fair value-based method for all option awards, net of tax in 2004	(334)	(338)

Pro forma net income	$23,599	$17,992

Net income per share:
Basic — as reported	$0.20	$0.19

Basic — pro forma	$0.20	$0.18

Diluted — as reported	$0.20	$0.18

Diluted — pro forma	$0.20	$0.18

      The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with weighted-average assumptions for the three months ended March 31, 2004 and 2003 as follows:

	Three Months Ended
	March 31,

	2004	2003

Dividend yield	—	—
Expected volatility	36%	30%
Risk-free interest rate	3.26%	3.06%
Expected life	6 years	6 years

      The pro forma net effect of the total stock-based compensation expense determined under fair value-based method for all awards may not be representative of future disclosures because the estimated fair value of options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 11.     Commitments and Contingencies

      As of March 31, 2004, we had arranged for $72.4 million of standby letters of credit in conjunction with certain loans to our borrowers. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we included the fair value of these obligations, totaling $1.7 million, in the consolidated balance sheet as of March 31, 2004.

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.     Subsequent Events

      In April 2004, we purchased most of the assets of SLP Capital (“SLP”), one of the largest independent specialty finance companies serving the security alarm industry, for approximately $75.2 million. The assets acquired included 32 well-seasoned performing asset-based loans with an aggregate principal balance of approximately $72.0 million and a servicing platform. In conjunction with the transaction, we also originated a $17.7 million senior loan to the seller which is secured by loans not acquired by us.

      In April 2004, we amended our $115.0 million CapitalSource Acquisition Funding LLC facility with Wachovia to reduce the maximum facility amount to $100.0 million. Interest on borrowings under the facility was reduced to the commercial paper rate plus 0.90%. In addition, we extended the maturity to April 7, 2006.

      In April 2004, we entered into a new $400.0 million credit facility with Wachovia. The size of the facility is initially capped at $200.0 million. Interest on borrowings under the facility is charged at the commercial paper rate, plus 0.90%. This credit facility is scheduled to expire in April 2007.

      In April 2004, we temporarily increased the size of our credit facility with Citigroup to $500.0 million from $400.0 million. The increase in the facility amount is temporary and is scheduled to expire upon the earlier of the completion of our next term debt transaction or July 2004, at which point the facility cap will revert to $400.0 million. The facility is scheduled to expire on September 16, 2005.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

      This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our clients’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements. More detailed information about these factors is contained herein in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Form 10-K as filed with the Securities and Exchange Commission on March 12, 2004.

      The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

      The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report.

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

      We offer a range of senior secured asset-based loans, first mortgage loans, senior secured cash flow loans and mezzanine loans to our clients. Our loans generally mature in two to five years and range in size from $1 million to $50 million, with an average loan size as of March 31, 2004 of $5.8 million. Substantially all of our loans require monthly interest payments at floating rates. In many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. Consequently, as interest rates rise, our interest income on these loans will not increase until the contractual interest rates exceed the level of the floor. As of March 31, 2004, $2.1 billion, or 76%, of the aggregate outstanding principal amount of our loan portfolio had interest rate floors. Of this amount, $40.5 million of loans had contractual rates of interest exceeding the interest rate floor, $403.7 million of loans had contractual rates of interest at the interest rate floor, and $1.75 billion of loans had contractual rates of interest below the interest rate floor. Generally, all new loans made by us with floors set the floor at the current market rate when made so that the interest rate will increase as interest rates rise, but will not decrease as interest rates fall.

      Our revenue consists of interest and fees from our loans and, to a lesser extent, other income which includes unrealized appreciation (depreciation) on certain equity interests, gains (losses) on the sale of warrants and other equity interests, gains (losses) on derivatives, income from fee generating business and deposits forfeited by our borrowers. Our expenses consist principally of interest expense and operating expenses which include compensation and employee benefits and other administrative expenses.

      The primary driver of our results of operations and financial condition has been our significant growth since our inception on September 7, 2000. Our interest earning assets, which consist primarily of loans, grew to $2.9 billion as of March 31, 2004, an increase of 12%, from $2.6 billion as of December 31, 2003 and generated a gross yield of 12.18% for the three months ended March 31, 2004.

      We have been able to manage our significant growth since inception without adverse effects on the credit quality of our portfolio. We have established an allowance for loan losses consistent with our expectation of losses inherent in our portfolio. As of March 31, 2004, we had no loans that were 60 or more days delinquent. As of March 31, 2004, loans with an aggregate principal balance of $10.1 million were on non-accrual status.

      Like all lenders, our business depends on our access to external sources of financing and the cost of such funding. Since inception, we have funded our business through a combination of credit facilities, term debt, convertible debt, repurchase agreements, $511.0 million of equity capital raised from private investors, $241.7 million of equity from our initial public offering and retained earnings. The weighted average interest cost of our borrowings for the three months ended March 31, 2004 was 2.97%. All of our term debt transactions have been accounted for as on balance sheet financings with no gain or loss recorded on the transactions. As of March 31, 2004, our debt to equity ratio was 2.39x. Our ability to continue to grow depends to a large extent on our ability to continue to borrow from our lenders and our access to the debt capital markets. To the extent these markets were to suffer from prolonged disruptions, our ability to finance continued growth could be hampered. We believe that our capital structure and access to additional funding sources provides us with the flexibility to continue to grow our assets as we pursue attractive lending opportunities.

      We accelerated our investments in our staffing and other operational assets during our first years in operation, and as a result, we believe our expenses generally will continue to decrease as a percentage of our average total assets as we continue to carefully control our operating expenses and spread these expenses over a growing portfolio of loans. For the three months ended March 31, 2004, the ratio of our operating expenses to average total assets was 3.36%, down from 3.77% for the three months ended December 31, 2003. We will continue to focus on carefully controlling our operating expenses. If we are successful, our margins should improve in future periods as our expenses are spread over a growing portfolio of loans.

     Portfolio Composition

      The schedule below shows the number of loans, average loan size, number of clients and average loan size per client by lending group as of March 31, 2004:

			Number	Average Loan Size
	Number of Loans	Average Loan Size	of Clients	Per Client

	($ in thousands)
Composition of portfolio by lending group:
Corporate Finance	162	$7,776	82	$15,363
HealthCare Finance	184	3,804	142	4,930
Structured Finance	128	6,197	120	6,610

Overall Portfolio	474	$5,808	344	$8,003

      The schedule below shows the composition of our loan portfolio by type and by lending group as of March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$772,889	28%	$802,115	33%
Senior secured cash flow loans	1,114,734	41	832,871	35
First mortgage loans	750,594	27	677,404	28
Mezzanine loans	114,814	4	104,517	4

Total	$2,753,031	100%	$2,416,907	100%

Composition of portfolio by lending group:
Corporate Finance	$1,259,759	46%	$972,105	40%
HealthCare Finance	700,081	25	656,671	27
Structured Finance	793,191	29	788,131	33

Total	$2,753,031	100%	$2,416,907	100%

      The schedule below shows the scheduled maturities of our loans as of March 31, 2004:

	Due in	Due in One
	One Year	to Five	Due After
	Or Less	Years	Five Years	Total

	($ in thousands)
Scheduled maturities by loan type:
Senior secured asset-based loans	$162,047	$610,842	$—	$772,889
Senior secured cash flow loans	128,195	931,640	54,899	1,114,734
First mortgage loans	153,119	571,024	26,451	750,594
Mezzanine loans	10,416	77,889	26,509	114,814

Total	$453,777	$2,191,395	$107,859	$2,753,031

      The schedule below shows the dollar amount of all fixed-rate and adjustable-rate loans as of March 31, 2004:

	Fixed Rates	Adjustable Rates	Total

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$19,970	$752,919	$772,889
Senior secured cash flow loans	48,665	1,066,069	1,114,734
First mortgage loans	51,724	698,870	750,594
Mezzanine loans	19,343	95,471	114,814

Total	$139,702	$2,613,329	$2,753,031

      We also invest in equity interests, generally in connection with a loan to a client. The equity interests include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments. As of March 31, 2004 and December 31, 2003, the carrying value of investments was $43.1 million and $39.8 million, respectively. Many of our investments are carried at fair value with increases and decreases recorded in other income (expense).

     Interest and Fee Income

      Interest and fee income represents commercial loan interest and net fee income earned from our commercial loan operations. Substantially all of our loans charge interest at variable rates that generally adjust monthly. Loans representing approximately 76% of the aggregate outstanding balance of our loan portfolio as of March 31, 2004 have interest rate floors, which protect us from an erosion of earnings in a declining interest rate environment. As interest rates rise, our interest income on loans with interest rate floors will not increase until the contractual interest rates exceed the level of the floors. Fee income includes the amortization of loan origination fees, net of the direct costs of origination, amortization of original issue discount, the amortization of the discount on loans acquired, and other fees charged to borrowers. Loan prepayments may materially affect fee income since, in the period of prepayment, the amortization of remaining net loan origination fees and discounts is accelerated and additional prepayment penalties may be assessed on the prepaid loans.

     Interest Expense

      Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. With the exception of our convertible debt which pays a fixed rate, all of our borrowings charge interest at variable rates based on LIBOR or commercial paper rates plus a margin. As our borrowings increase and as interest rates rise, our interest expense will increase. Deferred financing fees and the costs of acquiring debt, such as commitment fees and legal fees, are amortized over the shorter of either the first call period or the contractual maturity of the borrowing. Loan prepayments may materially affect interest expense since in the period of prepayment the amortization of remaining deferred financing fees and debt acquisition costs is accelerated.

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

     Operating Expenses

      Operating expenses include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses.

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

      We operate as a single business segment and, therefore, this statement is not applicable. Because our clients require customized and sophisticated debt financing, we have created three lending groups to develop the industry experience required to structure loans that reflect the particular credit and security characteristics required by different types of clients. However, we manage our lending business as a whole rather than by lending group. For example:

•	To date, our resources have been sufficient to support our lending business. We obtain resources for the benefit of the entire company and do not allocate resources to specific lending groups based on their individual or relative performance. We fund all of our loans from common funding sources.

•	We have established common loan origination, credit underwriting, credit approval, and loan monitoring processes, which are used by all lending groups.

•	We do not factor the identity of the lending group originating a loan into our decision as to whether to fund proposed loans. Rather, we fund every loan that is approved by our credit committee and is acceptable to our customers, and we expect this trend to continue.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2004 and 2003

     Interest Income

      Interest income was $60.3 million for the three months ended March 31, 2004, an increase of $27.2 million, or 82%, from $33.1 million for the three months ended March 31, 2003. The increase was due to growth in average interest earning assets of $1.3 billion, or 93%, offset by a decrease in the yield on average interest earning assets of 63 basis points.

     Fee Income

      Fee income was $20.6 million for the three months ended March 31, 2004, an increase of $13.3 million, or 182%, from $7.3 million for the three months ended March 31, 2003. The increase was due to the recognition of fee income associated with the accelerated amortization of deferred net origination fees and loan discounts and prepayment fees from loans that prepaid and the overall growth in interest earning assets.

     Interest Expense

      Interest expense was $13.1 million for the three months ended March 31, 2004, an increase of $6.1 million, or 87%, from $7.0 million for the three months ended March 31, 2003. The increase was due to an increase in average borrowings of $933 million, or 111%, to fund growth in interest earning assets and an increase in our debt to equity ratio to 2.39x as of March 31, 2004 from 1.98x as of March 31, 2003. This increase was offset by a decrease in our cost of borrowings of 42 basis points to 2.97% for the three months ended March 31, 2004 from 3.39% for the three months ended March 31, 2003. This decrease was a result of the falling interest rate environment during the period.

     Net Interest Margin

      Net interest margin, defined as net interest income divided by average interest earning assets, was 10.21% for the three months ended March 31, 2004, an increase of 43 basis points from 9.78% for the three months ended March 31, 2003. The increase in net interest margin was due to the decrease in cost of funds and an increase in net interest spread, offset slightly by higher leverage. Net interest spread, the difference between our gross yield on interest earning assets and the total cost of our interest bearing liabilities, was 9.21% for the three months ended March 31, 2004, an increase of 75 basis points from 8.46% for the three months ended March 31, 2003. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The increase in net interest spread is attributable to the changes in its components as described above.

      The yield and cost of interest earning assets and interest bearing liabilities for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,

	2004			2003

	($ in thousands)
		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Interest earning assets:
Interest income		$60,263	9.08%		$33,092	9.71%
Fee income		20,576	3.10		7,297	2.14

Total interest earning assets(1)	$2,668,429	80,839	12.18	$1,382,706	40,389	11.85
Total interest bearing liabilities(2)	1,776,490	13,099	2.97	843,320	7,040	3.39

Net interest spread		$67,740	9.21%		$33,349	8.46%

Net interest margin (net yield on interest earning assets)			10.21%			9.78%

(1)	Interest earning assets include cash, restricted cash and gross loans.

(2)	Interest bearing liabilities include repurchase agreements, credit facilities, term debt and convertible debt.

     Provision for Loan Losses

      The provision for loan losses increased to $7.3 million for the three months ended March 31, 2004 from $2.7 million for the three months ended March 31, 2003. The increase in the provision reflected the growth in the portfolio, the seasoning of the portfolio and the change in our methodology. As of March 31, 2004, none of our loans were 60 or more days delinquent. As of December 31, 2003, loans with an aggregate principal balance of $4.3 million were 60 or more days delinquent. Additionally, as of March 31, 2004 and December 31, 2003, loans with an aggregate principal balance of $10.1 million and $8.8 million, respectively, were on non-accrual status. During the three months ended March 31, 2004 and the year ended December 31, 2003, we recorded specific reserves of $3.2 million and $2.7 million, respectively, for loans which we considered to be impaired. We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments. During the three months ended March 31, 2004, we charged off loans totaling $2.3 million.

     Other Income

      Other income was $0.4 million for the three months ended March 31, 2004, a decrease of $0.4 million, or 50%, from $0.8 million for the three months ended March 31, 2003. The decrease in other income was primarily the result of the impact of loss on derivatives which was $(0.5) million for the three months ended March 31, 2004, a $0.6 million decrease from $0.1 million of income on derivatives for the three months ended March 31, 2003. Partially offsetting the decrease in other income was a $0.6 million decrease in losses on investments to $(0.3) million for the three months ended March 31, 2004 compared with $(0.9) million for the three months ended March 31, 2003.

     Operating Expenses

      Operating expenses were $22.3 million for the three months ended March 31, 2004, an increase of $9.1 million, or 69%, from $13.2 million for the three months ended March 31, 2003. Contributing to the increase was greater employee compensation, which increased $6.4 million, or 76%. The greater employee compensation was attributable to the increase in employees to 310 as of March 31, 2004 from 198 as of March 31, 2003. A significant portion of the employee compensation is composed of annual bonuses, which we accrue throughout the year. For the three months ended March 31, 2004 and 2003, bonus expense totaled $4.6 million and $4.0 million, respectively. The remaining $2.7 million increase in operating expenses for the three months ended March 31, 2004 was attributable to an increase of $0.8 million in professional fees, $0.7 million in insurance, $0.5 million in rent, $0.5 million in travel and entertainment expenses and $0.2 million in other general business expenses.

      Operating expenses as a percentage of average total assets decreased to 3.36% for the three months ended March 31, 2004 from 3.86% for the three months ended March 31, 2003. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income, decreased to 32.9% for the three months ended March 31, 2004 from 39.5% for the three months ended March 31, 2003. The improvements in operating expenses as a percentage of average total assets and the efficiency ratio were attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of loans. The improvement in our efficiency ratio was also partially the result of the significant increase in our net interest and fee income.

     Income Taxes

      We provided for income taxes on the income earned from August 7, 2003 to December 31, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members. At the reorganization date, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate. Our effective tax rate for the three months ended March 31, 2004 was 38%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash and Cash Equivalents

      As of March 31, 2004 and December 31, 2003, we had $77.2 million and $69.9 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. Our objective is to maintain a low cash balance to avoid negative arbitrage. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.

      We had $39.4 million and $79.9 million of restricted cash as of March 31, 2004 and December 31, 2003, respectively. The restricted cash represents interest collections on loans collateralizing our credit facilities, collateral for letters of credit issued for the benefit of a client, principal and interest collections on loans collateralizing our term debt, and client holdbacks and escrows. Interest rate swap payments, interest payable and servicing fees are deducted from the monthly interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

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

      As of March 31, 2004, we had no loans that were 60 or more days delinquent. As of December 31, 2003, loans with an aggregate principal balance of $4.3 million were 60 or more days delinquent. Additionally, as of March 31, 2004 and December 31, 2003, loans with an aggregate principal balance of $10.1 million and $8.8 million, respectively, were on non-accrual status. As of March 31, 2004 and December 31, 2003, impaired loans totaled $14.5 million and $15.3 million, respectively. As of March 31, 2004 and December 31, 2003 specific reserves for the impaired loans were $3.7 million and $2.7 million, respectively, as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. For the three months ended March 31, 2004, we had no loans that were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. For the year ended December 31, 2003, loans with a carrying value of $36.3 million as of December 31, 2003 were classified as troubled debt restructurings.

      Despite our lack of historical loss experience, we have provided an allowance for loan losses to cover inherent losses in the loan portfolio. Our allowance for loan losses as of March 31, 2004 and December 31, 2003 was $23.0 million and $18.0 million, respectively. These amounts equate to 0.84% and 0.75% of loans as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, $3.7 million and $2.7 million, respectively, of allowance for loan losses related to specific reserves. During the three months ended March 31, 2004, we charged off loans totaling $2.3 million. With the growth of our loan portfolio, many of the loans are not well-seasoned and, therefore, delinquencies and additional charge offs likely will occur in the future.

      Activity in the allowance for loan losses for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months
	Ended March 31,

	2004	2003

	($ in thousands)
Balance as of beginning of period	$18,025	$6,688
Provision for loan losses	7,263	2,715
Charge offs	(2,286)	—

Balance as of end of period	$23,002	$9,403

     Investments

      As of March 31, 2004 and December 31, 2003, we had $43.1 million and $39.8 million, respectively, in investments. This increase resulted from a $3.9 million increase in additional investments and a $(0.6) million increase in unrealized losses on our investments.

     Borrowings and Liquidity

      As of March 31, 2004 and December 31, 2003, we had outstanding borrowings totaling $2.0 billion and $1.7 billion, respectively. Borrowings under our various credit facilities, term debt, convertible debt and repurchase agreements have supported our loan growth. For a detailed discussion of our borrowings, see Note 8, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2003 included in our Form 10-K, as filed with the SEC on March 12, 2004 and Note 4, Borrowings, in our unaudited consolidated financial statements for the three months ended March 31, 2004.

      As of March 31, 2004, our borrowings and funding sources, maximum facility amounts, amounts outstanding, and unused available commitments, subject to certain minimum equity restrictions and other covenants and conditions, were as follows:

	Maximum	Amounts	Unused
Funding Source	Facility Amount	Outstanding(2)	Capacity

	($ in thousands)
Credit facilities	$1,215,000	$940,596	$274,404
Term debt(1)	1,299,450	761,307	—
Repurchase agreements	350,300	76,862	273,438
Convertible debt(1)	225,000	225,086	—

Total		$2,003,851	$547,842

(1)	Our asset-backed notes and convertible debt are one-time fundings without providing any ability for us to draw down additional amounts.

(2)	Amounts outstanding include accrued interest.

      The following changes to our borrowings have occurred since December 31, 2003.

     Repurchase Agreements

      In February 2004, we entered into a repurchase agreement with Citigroup Global Markets Inc. (“Citigroup”). We raised $41.3 million of proceeds by selling our interest in the Class D notes of CapitalSource Commercial Loan Trusts 2002-2 and 2003-1. The stated borrowing rate for the repurchase agreement is LIBOR plus 0.75% per annum, payable quarterly. The repurchase agreement is scheduled to terminate on February 18, 2005.

     Credit Facilities

      In February 2004, the expiration date of our $700.0 million multi-bank credit facility led by Wachovia was extended to May 24, 2004, when we expect a new comparable facility of similar or larger size to be established.

      In April 2004, we amended our $115.0 million credit facility with Wachovia to reduce the maximum facility amount of the facility to $100.0 million. Availability under the facility depends on our borrowing base, which is calculated based on the outstanding principal amount of eligible loans in the facility combined with specified portfolio concentration criteria. In connection with the amendment, the maximum advance rate under this facility was increased to 80% of our borrowing base. In addition, we extended the maturity to April 7, 2006 and gained the ability to pledge certain types of new loans to the facility. Interest on borrowings under the facility was reduced to the commercial paper rate plus 0.90%.

      In April 2004, we entered into a $400.0 million credit facility with Wachovia to finance our loans. The size of the facility is initially capped at $200.0 million. The credit facility permits us to obtain financing at a range of advance rates up to 85% of the outstanding principal balance of commercial loans we originate and transfer to this facility, depending upon the type of loan and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. Interest under this facility accrues at the commercial paper rate plus 0.90%. This credit facility is scheduled to expire in April 2007 and is subject to annual renewal at the option of our lenders.

      In April 2004, we increased the amount of our $400.0 million credit facility with an affiliate of Citigroup to $500.0 million. The increase in the facility amount is temporary and is scheduled to expire upon the earlier of the completion of out next term debt transaction or July 2004, at which point the facility cap will revert to $400.0 million. Market conditions permitting, we expect to complete our next term debt transaction prior to July 2004. This credit facility is scheduled to expire on September 16, 2005.

     Convertible Debt

      In March 2004, we completed an offering of $225.0 million in aggregate principal amount of senior convertible debentures due 2034 (the “Debentures”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. Until March 2009, the Debentures will bear interest at a rate of 1.25%, after which time the debentures will not bear interest. The Debentures are initially convertible, subject to certain conditions, into 7.4 million shares of our common stock at a conversion rate of 32.8952 shares of common stock per $1,000 principal amount of Debentures, representing an initial effective conversion price of approximately $30.40 per share. The Debentures will be redeemable for cash at our option at any time on or after March 15, 2009 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the Debentures will have the right to require us to repurchase some or all of their Debentures for cash on March 15, 2009, March 15, 2014, March 15, 2019, March 15, 2024 and March 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the Debentures will also have the right to require us to repurchase some or all of their Debentures upon certain events constituting a fundamental change. As discussed in Note 4, Borrowings, of our unaudited consolidated financial statements for the three months ended March 31, 2004, the Debentures are unsecured and unsubordinated obligations, and are guaranteed by two of our wholly owned subsidiaries.

      Holders of the Debentures may convert their Debentures prior to maturity only if: (1) the price of our common stock reaches $36.48 during periods of time specified by the Debentures, (2) specified corporate transactions occur, (3) the Debentures have been called for redemption, or (4) the trading price of the Debentures falls below a certain threshold. The Debentures have no impact on the calculation of basic or dilutive earnings per share until one of these contingencies is satisfied. Once one of these contingencies is satisfied and the Debentures become convertible, we will use the “as if converted” method to calculate the effect on diluted earnings per share.

      We have agreed to file a shelf registration statement with respect to the resale of the Debentures and the common stock issuable upon the conversion of the Debentures with the Securities and Exchange Commission within 195 days from the initial issuance of the Debentures. We will use our best efforts to cause the shelf registration statement to be declared effective no later than 285 days after the initial issuance of the Debentures. In the event that these conditions are not met, we are obligated to pay liquidated damages to the holders of the Debentures.

      Concurrently with our sale of the Debentures, we entered into two separate call option transactions with an affiliate of one of the initial purchasers, in each case covering the same number of shares as into which the Debentures are initially convertible. In one transaction, we purchased a call option at a strike price equal to the initial conversion price of the Debentures. This option expires on March 15, 2009 and requires physical settlement. We intend to exercise this call option from time to time as necessary to acquire shares that we may be required to deliver upon receipt of a notice of conversion of the Debentures. In the second transaction, we sold warrants to one of the initial purchasers for the purchase of up to 7.4 million of our common shares at a strike price of approximately $40.30 per share. The warrants expire at various dates from March 2009 through June 2009 and must be settled in net shares. The net effect of entering into the call option and warrant transactions was to minimize potential dilution as a result of the conversion of the Debentures by increasing the effective conversion price of the Debentures to a 75% premium over the March 15, 2004 closing price of our common stock. The call option and warrant transactions were net settled at a net cost to us of approximately $25.6 million, which we paid from the proceeds of our sale of the Debentures and is included as a net reduction in shareholders’ equity in the accompanying consolidated balance sheet as of March 31, 2004.

      In addition, we used approximately $29.9 million of the proceeds to purchase 1,300,000 shares of our common stock. We used the remainder of the net proceeds to repay outstanding indebtedness under certain of our credit facilities.

     Other Liquidity

      Additional liquidity is provided by our cash flow from operations. For the three months ended March 31, 2004 and 2003 and the year ended December 31, 2003, we generated cash flow from operations of $27.1 million, $14.1 million and $86.8 million, respectively.

      Proceeds from our equity offerings, borrowings on our credit facilities, the issuance of asset-backed notes in our term debt transactions and the issuance of convertible debt provide cash from financing activities. For the three months ended March 31, 2004 and 2003 and the year ended December 31, 2003, we generated cash flow from financing activities of $272.0 million, $497.3 million and $1.3 billion, respectively.

      Investing activities primarily relate to loan origination. For the three months ended March 31, 2004 and 2003 and the year ended December 31, 2003, we used cash in investing activities of $291.8 million, $487.3 million and $1.3 billion, respectively.

      As of March 31, 2004, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $765.8 million. Our requirement to fund unfunded commitments generally is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our client’s ability to meet certain other preconditions to borrowing. Provided our client’s additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

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

OFF BALANCE SHEET RISK

      Depending on the legal structure of the transaction, term debt transactions may either be accounted for as off balance sheet with a gain or loss on the sale recorded in the statement of income or accounted for as on balance sheet financings. The term debt transactions we completed in May 2002, October 2002, April 2003 and November 2003 were all recorded as on balance sheet financings.

      We are subject to off balance sheet risk in the normal course of business primarily from commitments to extend credit. As of March 31, 2004 and December 31, 2003, we had unfunded commitments to extend credit to our clients of $1.4 billion and $1.3 billion, respectively. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on balance sheet financial instruments we hold.

      We use interest rate swap agreements to hedge fixed-rate and prime rate loans pledged as collateral for our term debt. Our interest rate swap agreements modify our exposure to interest rate risk by converting fixed-rate and prime rate loans to a 30-day LIBOR rate. During the year ended December 31, 2003, we entered into interest rate swaps to offset the basis swaps required by our term debt. Additionally, we use interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt. The fair market values of the interest rate swap agreements were $(2.3) million and $(1.9) million as of March 31, 2004 and December 31, 2003, respectively. The fair value of the interest rate cap agreements was not significant as of March 31, 2004 and December 31, 2003.

      We are required to enter into interest rate swaps if we have more than $50.0 million of fixed rate loans collateralizing our multi-bank credit facility. As of March 31, 2004, we had only $41.9 million of fixed rates loans collateralizing the facility. Therefore, as of March 31, 2004, we were not required to enter into interest rate swaps. We may make additional fixed rate loans in the future, which could require us to enter into new interest rate swap agreements.

      For a detailed discussion of our derivatives and off balance sheet financial instruments, see Note 16, Derivatives and Off Balance Sheet Financial Instruments, in our audited consolidated financial statements for the year ended December 31, 2003 included in our Form 10-K, as filed with the SEC on March 12, 2004 and “Qualitative and Quantitative Disclosures About Market Risk” below.

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

      We also establish specific allowances for loan losses for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. We charge off loans against the allowance when realization from the sale of the collateral or the enforcement of guarantees does not exceed the outstanding loan amount. As of March 31, 2004, we maintained a specific allowance for loan losses of $3.7 million.

      If our internal credit ratings, reserve factors, or specific allowances for loan losses are not accurate, our assets would be misstated.

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

     Term Debt Transactions

      Periodically, we transfer pools of loans to special purpose entities for use in term debt transactions. These on balance sheet term debt transactions comprise a significant source of our overall funding, with the face amount of the outstanding loans assumed by third parties totaling $994.9 million and $1.1 billion as of March 31, 2004 and December 31, 2003, respectively. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. If our judgments as to whether the term debt transactions met the requirements for on balance sheet financing were not appropriate, the accounting would be materially different with gains or losses recorded on the transfer of loans.

Item 3:     Quantitative and Qualitative Disclosures about Market Risk

      Except as described below, there have been no material changes to our exposures to market risk since December 31, 2003. These exposures are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Quantitative and Qualitative Disclosures About Market Risk section. In addition, for a detailed discussion of our derivatives and off balance sheet financial instruments, see Note 16, Derivatives and Off Balance Sheet Financial Instruments, in our audited consolidated financial statements for the year ended December 31, 2003 included in our Form 10-K, as filed with the SEC on March 12, 2004.

     Equity Price Risk

      The Debentures we issued in March 2004 are initially convertible into our common stock at a conversion price of $30.40 per share, subject to adjustment upon the occurrence of specified events. At the initial conversion price, each $1,000 of principal of the Debentures is convertible into 39.8952 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Debentures may convert their Debentures prior to maturity only if: (1) the price of our common stock reaches $36.48 during specified periods of time, (2) specified corporate transactions occur, (3) the Debentures have been called for redemption, or (4) the trading price of the Debentures falls below a certain threshold.

      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their Debentures for 100% of the principal amount.

      Concurrently with our sale of the Debentures, we entered into two separate call option transactions with an affiliate of one of the initial purchasers, in each case covering the same number of shares as into which the Debentures are initially convertible. In one transaction, we purchased a call option at a strike price equal to the initial conversion price of the Debentures. This option expires on March 15, 2009 and requires physical settlement. We intend to exercise this call option from time to time as necessary to acquire shares that we may be required to deliver upon receipt of a notice of conversion of the Debentures. In the second transaction, we sold warrants to one of the initial purchasers for the purchase of up to 7.4 million of our common shares at a strike price of approximately $40.30 per share. The warrants expire at various dates from March 2009 through June 2009 and must be settled in net shares. The net effect of entering into the call option and warrant transactions was to minimize potential dilution as a result of the conversion of the Debentures by increasing the effective conversion price of the Debentures to a 75% premium over the March 15, 2004 closing price of our common stock. The call option and warrant transactions were net settled at a net cost to us of approximately $25.6 million, which we paid from the proceeds of our sale of the Debentures and is included as a net reduction in shareholders’ equity in the accompanying consolidated balance sheet as of March 31, 2004.

Item 4:     Controls and Procedures

      As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to CapitalSource (including our consolidated subsidiaries) that is required to be disclosed in our Exchange Act reports filed with the Securities and Exchange Commission and in ensuring that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     OTHER INFORMATION

Item 1:	Legal Proceedings

      None

Item 2:	Changes in Securities and Use of Proceeds

      In March 2004, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, we issued the Debentures to J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Lehman Brothers Inc. and Wachovia Capital Markets, LLC, for resale to qualified institutional buyers pursuant to SEC Rule 144A, for which we received net proceeds of approximately $219.0 million after transaction fees of approximately $6.0 million. The Debentures are initially convertible into our common stock at a conversion price of $30.40 per share, subject to adjustment upon the occurrence of specified events.

      At the initial conversion price, each $1,000 of principal of the Debentures is convertible into 39.8952 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Debentures may convert their Debentures prior to maturity only if: (1) the price of our common stock reaches $36.48 during specified periods of time, (2) specified corporate transactions occur, (3) the Debentures have been called for redemption, or (4) the trading price of the Debentures falls below a certain threshold.

      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their Debentures for 100% of the principal amount. Upon a significant change in our corporate ownership or structure, in certain circumstances, we may choose to pay the repurchase price in cash, shares of our common stock or a combination of cash and shares of our common stock.

      In March 2004, we sold warrants for the purchase of up to 7.4 million shares of our common stock to J.P. Morgan Securities Inc. for total cash proceeds of approximately $24.2 million in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The warrants have a conversion price of $40.30 per share and expire on various dates from March 2009 through June 2009. To the extent the warrants are exercisable, we will issues shares of our common stock having a value equal to the product of (a) the difference between the trading price of our common stock and the exercise price, and (b) the number of shares for which the warrant is being exercised. Each warrant is automatically converted into one share of our common stock on the various expiration dates if the price of our common stock at the close of trading on the expiration date is greater than the conversion price. Upon conversion, we shall deliver the number of shares of common stock equal to the number of warrants being converted multiplied by the difference between the price of our common stock at the close of trading on the expiration date and the exercise price of the warrants.

      A summary of our repurchases of shares of our common stock for the three months ended March 31, 2004 is as follows:

			Shares Purchased	Maximum
		Average	as Part of	Number of Shares
	Total Number	Price	Publicly	that May Yet be
	of Shares	Paid per	Announced Plans	Purchased Under
	Purchased	Share	or Programs	the Plans

January 1 – January 31, 2004	—	—	—	—
February 1 – February 29, 2004	—	—	—	—
March 1 – March 31, 2004	1,300,000 (1)	$23.03	N/A	N/A

Total	1,300,000	$23.03

(1)	In connection with the issuance of the Debentures as discussed in Note 4, Borrowings, in our accompanying unaudited consolidated financial statements for the three months ended March 31, 2004, we purchased 1,300,000 shares of our common stock for an aggregate purchase price of approximately $29.9 million. We have no intention to purchase addition shares in connection with this transaction.

Item 3:	Defaults Upon Senior Securities

      None

Item 4:	Submission of Matters to a Vote of Security Holders

      None

Item 5:	Other Information

      None

Item 6:	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The Index to Exhibits attached hereto is incorporated herein by reference.

      (b) Reports on Form 8-K

      During the first quarter of the fiscal year ended March 31, 2004, the registrant filed the following reports on Form 8-K:

      On January 20, 2004, we filed a report on Form 8-K relating to our filing of a registration statement relating to the proposed resale by existing shareholders of up to 20,000,000 shares of common stock.

      On January 26, 2004, we filed a report on Form 8-K relating to a press release issued to report our consolidated financial results for the fourth quarter and year ended December 31, 2003.

      On March 16, 2004, we filed a report on Form 8-K relating to a press release issued to report our intention to sell $225 million in aggregate principal amount of senior convertible debentures due 2034 and a press release announcing the sale of the debentures.

      On March 17, 2004, we filed a report on Form 8-K to announce the appointment of Sara L. Grootwassink to serve as a member of our Board of Directors, effective April 1, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004	/s/ JOHN K. DELANEY --------------------------------------------------------- John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2004	/s/ THOMAS A. FINK --------------------------------------------------------- Thomas A. Fink Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2004	/s/ JAMES M. MOZINGO --------------------------------------------------------- James M. Mozingo Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3.2	Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.1	Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.2	Indenture dated as of May 16, 2002, by and between CapitalSource Commercial Loan Trust 2002-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.3	Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.4	Indenture dated as of April 17, 2003, by and between CapitalSource Commercial Loan Trust 2003-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.5	Indenture dated as of September 17, 2003, between CapitalSource Funding II Trust and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.6	Indenture dated as of November 25, 2003, by and between CapitalSource Commercial Loan Trust 2003-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
4.7	Indenture dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of Senior Convertible Debenture Due 2034.†
10.8.4	Amendment No. 1 to Loan Certificate and Servicing Agreement, dated as of February 26, 2004 (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.21	Form of CapitalSource Inc. Deferred Compensation Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
10.22	Global Master Repurchase Agreement, dated as of February 19, 2004, between CapitalSource Finance LLC and Citigroup Global Markets Inc., as agent for Citigroup Global Markets Limited.†
10.23	Registration Rights Agreement dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, J.P. Morgan Securities Inc., as Representative of the Initial Purchasers, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors.†
10.23.1	Call Option Transaction Confirmation, dated as of March 16, 2004, between CapitalSource Inc. and JPMorgan Chase Bank.†
10.23.2	Warrant Transaction Confirmation, dated as of March 16, 2004, between CapitalSource Inc. and JPMorgan Chase Bank.†
31.1	Certificate of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.