Form 10-Q
period 2004-06-30
CAPITALSOURCE INC
filed 2004-08-13
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File No. 1-31753

CapitalSource Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2206895
(State of Incorporation)	(I.R.S. Employer Identification No.)

4445 Willard Avenue, 12th Floor

Chevy Chase, MD 20815
(Address of Principal Executive Offices, Including Zip Code)

(800) 370-9431

(Registrant’s Telephone Number, Including Area Code)

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

     As of August 1, 2004, the number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding was 117,676,568.

CAPITALSOURCE INC.

CAPITALSOURCE INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)

	($ in thousands)
ASSETS
Cash and cash equivalents	$171,572	$69,865
Restricted cash	54,608	79,913
Loans:
Loans	3,300,872	2,416,907
Less deferred loan fees and discounts	(67,905)	(59,793)
Less allowance for loan losses	(24,775)	(18,025)

Loans, net	3,208,192	2,339,089
Investments	42,237	39,788
Deferred financing fees, net	28,399	17,348
Property and equipment, net	10,129	8,590
Other assets	13,713	12,498

Total assets	$3,528,850	$2,567,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$666	$8,446
Credit facilities	948,578	737,998
Term debt	1,459,655	923,208
Convertible debt	225,789	—
Accounts payable and other liabilities	25,666	29,466
Due diligence deposits	1,613	841

Total liabilities	2,661,967	1,699,959
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 118,940,650 and 118,780,773 shares issued; 117,640,650 and 118,780,773 shares outstanding, respectively)	1,176	1,188
Additional paid-in capital	754,773	777,766
Retained earnings	159,941	108,182
Deferred compensation	(18,843)	(21,065)
Accumulated other comprehensive (loss) income, net	(238)	1,061
Treasury stock, at cost	(29,926)	—

Total shareholders’ equity	866,883	867,132

Total liabilities and shareholders’ equity	$3,528,850	$2,567,091

See accompanying notes.

CAPITALSOURCE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Unaudited)

	($ in thousands, except per share data)
Net interest and fee income:
Interest	$71,718	$40,944	$131,981	$74,037
Fee income	15,262	12,836	35,838	20,132

Total interest and fee income	86,980	53,780	167,819	94,169
Interest expense	16,275	10,065	29,374	17,105

Net interest and fee income	70,705	43,715	138,445	77,064
Provision for loan losses	5,143	2,059	12,406	4,774

Net interest and fee income after provision for loan losses	65,562	41,656	126,039	72,290
Operating expenses:
Compensation and benefits	17,116	10,613	31,988	19,066
Other administrative expenses	10,442	4,417	17,851	9,123

Total operating expenses	27,558	15,030	49,839	28,189
Other income (expense):
Diligence deposits forfeited	1,984	857	3,095	1,994
Gain (loss) on investments	234	964	(20)	115
Gain (loss) on derivatives	259	(636)	(256)	(499)
Other income	4,454	762	4,463	1,154

Total other income	6,931	1,947	7,282	2,764

Net income before income taxes	44,935	28,573	83,482	46,865
Income taxes	17,075	—	31,723	—

Net income	$27,860	$28,573	$51,759	$46,865

Net income per share:
Basic	$0.24	$0.29	$0.45	$0.48
Diluted	$0.24	$0.29	$0.44	$0.47
Average shares outstanding:
Basic	115,770,083	98,100,029	116,274,840	98,082,562
Diluted	117,303,124	99,912,866	117,816,358	99,906,492

See accompanying notes.

CAPITALSOURCE INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Additional			Comprehensive	Treasury	Total
	Common	Paid-In	Retained	Deferred	Income	Stock,	Shareholders’
	Stock	Capital	Earnings	Compensation	(Loss), net	at cost	Equity

	(Unaudited)

	($ in thousands)
Total shareholders’ equity as of December 31, 2003	$1,188	$777,766	$108,182	$(21,065)	$1,061	$—	$867,132
Net income	—	—	51,759	—	—	—	51,759
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	—	(1,299)	—	(1,299)

Total comprehensive income							50,460
Proceeds from issuance of common stock, net	—	239	—	—	—	—	239
Stock option expense	—	214	—	—	—	—	214
Exercise of options	1	581	—	—	—	—	582
Purchase of treasury stock	(13)	—	—	—	—	(29,926)	(29,939)
Purchase of call option, net	—	(25,577)	—	—	—	—	(25,577)
Restricted stock activity	—	(124)	—	—	—	—	(124)
Amortization of deferred stock compensation	—	—	—	2,222	—	—	2,222
Tax benefit on purchase of call option	—	741	—	—	—	—	741
Tax benefit on exercise of options	—	933	—	—	—	—	933

Total shareholders’ equity as of June 30, 2004	$1,176	$754,773	$159,941	$(18,843)	$(238)	$(29,926)	$866,883

See accompanying notes.

CAPITALSOURCE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003

	(Unaudited)

	($ in thousands)
Operating activities:
Net income	$51,759	$46,865
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	214	167
Issuance of restricted stock	76	—
Amortization of deferred loan fees	(20,657)	(14,172)
Provision for loan losses	12,406	4,774
Amortization of deferred financing fees	5,833	3,422
Depreciation and amortization	932	627
Benefit for deferred income taxes	(4,362)	—
Amortization of deferred stock compensation	2,222	114
Loss (gain) on investments	20	(115)
Loss on derivatives	256	499
Decrease (increase) in other assets	3,147	(85)
(Decrease) increase in accounts payable and other liabilities	(2,042)	1,256
Increase (decrease) in due diligence deposits	772	(445)

Cash provided by operating activities	50,576	42,907
Investing activities:
Decrease (increase) in restricted cash	25,305	(34,184)
Increase in loans, net	(861,028)	(632,264)
Acquisition of investments, net	(3,955)	(5,782)
Acquisition of property and equipment	(2,471)	(1,638)

Cash used in investing activities	(842,149)	(673,868)
Financing activities:
Payment of deferred financing fees	(16,934)	(9,682)
(Repayments of) borrowings under repurchase agreements, net	(7,780)	90,997
Borrowings on credit facilities, net	210,580	314,701
Borrowings of term debt	765,625	371,309
Repayments of term debt	(228,516)	(101,064)
Borrowings of convertible debt	225,000	—
Members’ contributions, net	—	71,153
Distributions to members	—	(27,498)
Proceeds from issuance of common stock, net	239	—
Proceeds from exercise of options	582	26
Call option transactions, net	(25,577)	—
Purchase of treasury stock	(29,939)	—

Cash provided by financing activities	893,280	709,942

Increase in cash and cash equivalents	101,707	78,981
Cash and cash equivalents as of beginning of period	69,865	49,806

Cash and cash equivalents as of end of period	$171,572	$128,787

See accompanying notes.

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization

      CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial finance company that provides a broad array of financial products to small and medium-sized businesses. We provide the following products:

•	Senior Secured Asset-Based Loans — loans that are underwritten based on our assessment of the client’s eligible accounts receivable and/or inventory;

•	Senior Secured Cash Flow Loans — loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Mortgage Loans — loans that are secured by first mortgages on the property of the client;

•	Term B, Second Lien, and Mezzanine Loans — loans, including subordinated mortgage loans, that come after a client’s senior loans in right of payment or upon liquidation; and

•	Private Equity Co-Investments — opportunistic equity investments, typically in conjunction with lending relationships and on the same terms as other equity investors.

As of June 30, 2004, we are the parent company of the following wholly owned significant subsidiaries:

Entity	Purpose

CapitalSource Finance LLC	Primary operating subsidiary that conducts lending business of CapitalSource.
CapitalSource Holdings LLC	Holding company for CapitalSource Finance LLC.
CapitalSource Funding LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CS Funding II Depositor LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CapitalSource Commercial Loan Trust 2003-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.
CapitalSource Commercial Loan Trust 2003-2	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.
CapitalSource Commercial Loan Trust 2004-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

      On August 6, 2003, CapitalSource became the successor to CapitalSource Holdings LLC (“CapitalSource Holdings”) through a reorganization. In the reorganization, a wholly owned subsidiary of CapitalSource merged with and into CapitalSource Holdings, with CapitalSource Holdings continuing as a wholly owned subsidiary of CapitalSource. As a result of the merger, the holders of units of membership interest in CapitalSource Holdings received, on a one-for-one basis, shares of CapitalSource common stock in exchange for their units, and the shares of CapitalSource common stock owned by CapitalSource Holdings were canceled.

      On August 12, 2003, we completed the sale of 23.43 million shares of common stock in our initial public offering. Of this amount, a total of 18.13 million shares were sold by us and 5.3 million shares were sold by selling stockholders. The closing included 2.13 million shares of common stock sold by us pursuant to the exercise of the underwriters’ over-allotment option. The initial public offering price was $14.50 per share. The aggregate sale price for all of the shares we sold was approximately $262.9 million, resulting in net proceeds to

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

us, after payment of underwriting discounts, commissions, and other expenses of approximately $241.6 million. We did not receive any proceeds from the shares sold by the selling stockholders. The net proceeds from the initial public offering were used to repay indebtedness under our credit facilities and one of our repurchase agreements.

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

      The accompanying financial statements reflect our consolidated accounts, including all of our subsidiaries and the related consolidated results of operations with all intercompany balances and transactions eliminated in consolidation.

      Our accounting policies are described in Note 1 of our audited December 31, 2003 financial statements included in our Annual Report on Form 10-K and Note 1 of our unaudited March 31, 2004 financial statements included in our Quarterly Report on Form 10-Q. The accounting policies that management has identified as critical or complex accounting policies are described on Page 41 of this Form 10-Q under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.

Cash and Cash Equivalents

      Included in cash and cash equivalents are collections from our borrowers. We are required to remit the collections to the trustee of our credit facilities and term debt securitizations within two days of receipt. Upon transfer to the trustee, a portion of these funds will become restricted.

Note 3.     Recently Proposed Accounting Guidance

      In March and July 2004, we entered into two series of contingent convertible debt instruments (“Contingent Convertibles”) that are convertible into 7,401,420 and 10,382,262 shares of common stock, respectively. Contingent Convertibles combine the features of contingently issuable shares with a convertible debt instrument. These instruments generally become convertible into common stock only if one or more specified events occur, such as the underlying common stock achieving a specified price target.

      Under current interpretations of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, issuers of Contingent Convertibles exclude the potential common shares underlying the Contingent Convertibles from the calculation of diluted net income per share until the market price or other contingency is met. When the contingency is met, generally the if-converted method is used to calculate the dilutive impact of the instrument. Under the if-converted method, the instrument is considered converted, with the resulting number of shares included in the denominator of the net income per share calculation and the interest expense, net of tax, added back to the numerator of the net income per share calculation. Under these interpretations, we did not include any of the shares issuable upon conversion of our Contingent

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertibles in our calculation of diluted net income or diluted net income per share for the three months ended March 31, 2004 or the three or six months ended June 30, 2004.

      Subsequent to our pricing of the July 2004 Contingent Convertibles, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) announced a tentative conclusion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). The EITF tentatively concluded that Contingent Convertibles should be included in diluted net income per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met. The EITF has proposed that this new treatment be applied retroactively, with the result that the issuers of Contingent Convertibles would be required to restate previously reported diluted earnings per share. If approved by the FASB as proposed by the EITF, we expect the implementation of EITF 04-8 would have an impact on our net income and net income per share for the three months ended March 31, 2004 and the three and six months ended June 30, 2004 as follows:

	Three Months	Three Months	Six Months
	Ended March 31,	Ended June 30,	Ended June 30,
	2004	2004	2004

Average shares:
Reported average shares — diluted	118,731,114	117,303,124	117,816,358
Dilutive impact of convertible debt	1,233,570	7,401,420	4,317,495

Pro forma average shares — diluted	119,964,684	124,704,544	122,133,853

Diluted net income per share:
Reported diluted net income	$23,899	$27,860	$51,759
Add: interest expense on convertible debt, net of tax	73	436	509

Pro forma diluted net income	$23,972	$28,296	$52,268

Reported diluted net income per share	$0.20	$0.24	$0.44

Pro forma diluted net income per share	$0.20	$0.23	$0.43

      If approved by the FASB, we expect that the implementation of EITF 04-8 could potentially increase our number of diluted shares by 17,783,682 for future reporting periods. Concurrently with the issuance of our Contingent Convertibles in March 2004, we entered into a call option transaction for 7,401,420 that could potentially partially offset the possible dilutive nature of those Contingent Convertibles.

Note 4.     Allowance for Loan Losses

      Activity in the allowance for loan losses for the six months ended June 30, 2004 and 2003 was as follows:

	Six Months Ended
	June 30,

	2004	2003

	($ in thousands)
Balance as of beginning of period	$18,025	$6,688
Provision for loan losses	12,406	4,774
Charge offs	(5,656)	—

Balance as of end of period	$24,775	$11,462

      As of June 30, 2004 and December 31, 2003, the net principal balance of impaired loans, as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaled $24.5 million and $15.3 million,

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. As of June 30, 2004 and December 31, 2003, specific reserves for the impaired loans were $0.6 million and $2.7 million, respectively. Additionally, as of June 30, 2004 and December 31, 2003, loans with an aggregate net principal balance of $32.5 million and $8.8 million, respectively, were on non-accrual status.

      For the six months ended June 30, 2004, we had no new loans that were accounted for as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructuring. For the year ended December 31, 2003, loans with a carrying value of $36.3 million as of December 31, 2003 were classified as troubled debt restructurings. The specific reserve for loans classified as a troubled debt restructuring was $0.5 million as of December 31, 2003.

Note 5.     Acquisition of Loan Portfolio

      In April 2004, we purchased a portfolio of loans and certain other assets of SLP Capital (“SLP”), one of the largest specialty finance companies serving the security alarm industry, for approximately $75.2 million. The assets acquired included 32 well-seasoned performing asset-based loans with an aggregate principal balance of approximately $72.0 million and a servicing platform. In conjunction with the transaction, we also originated a $17.7 million senior loan to the seller which is secured by loans not acquired by us.

      We considered SFAS No. 141, Business Combination, and EITF Issue No. 98-3, Determining Whether a Non monetary Transaction Involves Receipt of Productive Assets or of a Business, to determine if the assets acquired constituted a business. Since all but a de minimis amount of the fair value of the transferred set of activities and assets is represented by a single tangible asset, the loan portfolio, the concentration of value in the single asset is an indicator that an asset rather than a business was purchased.

Note 6.     Borrowings

      As of June 30, 2004 and December 31, 2003, we had outstanding borrowings totaling $2.6 billion and $1.7 billion, respectively. For a detailed discussion of our borrowings, see Note 8, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2003 included in our Form 10-K, as filed with the SEC on March 12, 2004.

      The following changes to our borrowings occurred during the three months ended June 30, 2004:

     Repurchase Agreements

      In June 2004, we terminated our repurchase agreement with Citigroup Global Markets Inc (“Citigroup”). All amounts outstanding under this repurchase agreement were repaid.

     Credit Facilities

      In April 2004, we amended our $115.0 million credit facility with Wachovia Capital Markets LLC (“Wachovia”) to reduce the maximum facility amount of the facility to $100.0 million. Availability under the credit facility depends on our borrowing base, which is calculated based on the outstanding principal amount of eligible loans in the credit facility combined with specified portfolio concentration criteria. In connection with the amendment, we extended the maturity to April 7, 2006 and expanded the scope of the eligibility criteria to enable us to include the assets acquired in the SLP transaction in the credit facility. Interest on borrowings under the credit facility was reduced to the commercial paper rate, plus 0.90%, which was 1.22% as of June 30, 2004.

      In April 2004, we entered into a new $400.0 million credit facility with Wachovia to finance our loans. Funding under this credit facility is obtained through a single-purpose, bankruptcy-remote subsidiary, CapitalSource Funding III LLC. The credit facility permits us to obtain financing of up to 85% of the

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding principal balance of commercial loans we originate and transfer to this credit facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. As of June 30, 2004, loans with net principal balances outstanding of $370.3 million were pledged as collateral for the credit facility. Interest on borrowings under the credit facility is charged at the commercial paper rate, plus 0.90%, which was 1.22% as of June 30, 2004. This credit facility is scheduled to expire in April 2007.

      In May 2004, we amended our $700.0 million credit facility to modify specific terms, appoint Harris Nesbitt Corp. as the new administrative agent and change the lenders participating in the credit facility. Availability under the credit facility depends on our borrowing base, which is calculated based on the outstanding principal amount of eligible loans in the credit facility combined with specified portfolio concentration criteria. In connection with the amendment, the maximum advance rate under this credit facility was increased to 75% of our borrowing base. Interest on borrowings under the credit facility was reduced to the commercial paper rate, as defined by each lender, plus 0.975%, which was 1.37% as of June 30, 2004. This credit facility is scheduled to mature on May 24, 2007 and may be renewed annually at the option of our lenders.

      In June 2004, the capacity under our credit facility with Citigroup was increased to $460.0 million from $400.0 million.

     Term Debt

      In June 2004, we completed an $875.0 million term debt securitization. In conjunction with the transaction, we established a separate single purpose subsidiary, CapitalSource Commercial Loan Trust 2004-1 (“Trust 2004-1”), and contributed $875.0 million in loans, or portions thereof, to Trust 2004-1. Subject to the satisfaction of certain conditions, we remain the servicer of the loans. Simultaneously with the initial contributions, Trust 2004-1 issued $765.6 million of notes to institutional investors. One of our subsidiaries retained $109.4 million in Class E notes and 100% of the Trust’s certificates. The Class A-1, A-2, B, C, and D notes carry an interest rate of one-month LIBOR plus 0.13%, 0.33%, 0.65%, 1.00%, and 1.75%, respectively. The Class A-1 notes are expected to mature on March 20, 2006. The Class A-2, B, C, and D notes are all expected to mature on September 22, 2008. The notes are collateralized by all or portions of specific commercial loans, totaling $841.7 million as of June 30, 2004. We have treated the contribution of the loans to Trust 2004-1 and the related sale of notes by Trust 2004-1 as a financing arrangement under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). As required by the terms of Trust 2004-1, we have entered into interest rate swaps and caps to mitigate certain interest rate risk. As of June 30, 2004, total borrowings outstanding under this term debt transaction were $766.2 million.

Note 7.     Guarantor Information

      The following represents the unaudited supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of the convertible debt issued in March 2004, CapitalSource Holdings and CapitalSource Finance LLC (“CapitalSource Finance”), which are guarantors of the convertible debentures, and our subsidiaries that are not guarantors of the convertible debentures as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003. CapitalSource Holdings and CapitalSource Finance have guaranteed the debentures, jointly and severally, on a senior basis. CapitalSource Finance is a wholly owned subsidiary of CapitalSource Holdings. Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

June 30, 2004

		CapitalSource Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$—	$149,595	$21,977	$—	$171,572
Restricted cash	—	18,246	36,362	—	54,608
Loans:
Loans	—	3,276,435	30,483	(6,046)	3,300,872
Less deferred loan fees and discounts	—	484	(68,389)	—	(67,905)
Allowance for loan losses	—	—	(24,775)	—	(24,775)

Loans, net	—	3,276,919	(62,681)	(6,046)	3,208,192
Investment in subsidiaries	1,080,986	—	1,034,722	(2,115,708)	—
Intercompany (due to)/due from	—	12,330	(12,330)	—	—
Intercompany note receivable	—	—	28,670	(28,670)	—
Investments	—	—	42,237	—	42,237
Deferred financing fees, net	5,636	22,696	67	—	28,399
Property and equipment, net	—	4	10,125	—	10,129
Other assets	7,833	1,062	4,818	—	13,713

Total assets	$1,094,455	$3,480,852	$1,103,967	$(2,150,424)	$3,528,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$666	$—	$—	$666
Credit facilities	—	948,578	—	—	948,578
Term debt	—	1,460,729	(1,074)	—	1,459,655
Convertible debt	225,789	—	—	—	225,789
Accounts payable and other liabilities	1,783	7,271	22,658	(6,046)	25,666
Intercompany note payable	—	28,670	—	(28,670)	—
Due diligence deposits	—	216	1,397	—	1,613

Total liabilities	227,572	2,446,130	22,981	(34,716)	2,661,967
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,176	—	—	—	1,176
Additional paid-in capital	754,773	678,727	815,836	(1,494,563)	754,773
Retained earnings	159,941	356,105	265,466	(621,571)	159,941
Deferred compensation	(18,843)	—	—	—	(18,843)
Accumulated other comprehensive loss, net	(238)	(110)	(316)	426	(238)
Treasury stock, at cost	(29,926)	—	—	—	(29,926)

Total shareholders’ equity	866,883	1,034,722	1,080,986	(2,115,708)	866,883

Total liabilities and shareholders’ equity	$1,094,455	$3,480,852	$1,103,967	$(2,150,424)	$3,528,850

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2003

		CapitalSource Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$—	$37,848	$32,017	$—	$69,865
Restricted cash	—	16,860	63,053	—	79,913
Loans:
Loans	—	2,400,601	27,419	(11,113)	2,416,907
Less deferred loan fees and discounts	—	1,221	(61,014)	—	(59,793)
Allowance for loan losses	—	—	(18,025)	—	(18,025)

Loans, net	—	2,401,822	(51,620)	(11,113)	2,339,089
Investment in subsidiaries	864,073	—	1,030,148	(1,894,221)	—
Intercompany (due to)/due from	—	9,727	(9,727)	—	—
Intercompany note receivable	—	246,985	33,046	(280,031)	—
Investments	—	—	39,788	—	39,788
Deferred financing fees, net	—	17,216	132	—	17,348
Property and equipment, net	—	5	8,585	—	8,590
Other assets	3,623	972	7,903	—	12,498

Total assets	$867,696	$2,731,435	$1,153,325	$(2,185,365)	$2,567,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$—	$8,446	$—	$8,446
Credit facilities	—	737,998	—	—	737,998
Term debt	—	923,503	(295)	—	923,208
Accounts payable and other liabilities	564	6,554	33,461	(11,113)	29,466
Intercompany note payable	—	33,046	246,985	(280,031)	—
Due diligence deposits	—	186	655	—	841

Total liabilities	564	1,701,287	289,252	(291,144)	1,699,959
Shareholders’ equity:
Preferred stock	-	—	—	—	—
Common stock	1,188	—	—	—	1,188
Additional paid-in capital	777,766	799,263	701,500	(1,500,763)	777,766
Retained earnings	108,182	230,875	161,522	(392,397)	108,182
Deferred compensation	(21,065)	—	—	—	(21,065)
Accumulated other comprehensive income, net	1,061	10	1,051	(1,061)	1,061

Total shareholders’ equity	867,132	1,030,148	864,073	(1,894,221)	867,132

Total liabilities and shareholders’ equity	$867,696	$2,731,435	$1,153,325	$(2,185,365)	$2,567,091

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2004

		CapitalSource Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$75,460	$1,297	$(5,039)	$71,718
Fee income	—	5,466	9,796	—	15,262

Total interest and fee income	—	80,926	11,093	(5,039)	86,980
Interest expense	1,000	15,625	4,689	(5,039)	16,275

Net interest and fee income	(1,000)	65,301	6,404	—	70,705
Provision for loan losses	—	—	5,143	—	5,143

Net interest and fee income after provision for loan losses	(1,000)	65,301	1,261	—	65,562
Operating expenses:
Compensation and benefits	—	308	16,808	—	17,116
Other administrative expenses	1	309	10,132	—	10,442

Total operating expenses	1	617	26,940	—	27,558
Other income (expense):
Diligence deposits forfeited	—	—	1,984	—	1,984
Gain on investments	—	—	234	—	234
Gain (loss) on derivatives	—	588	(329)	—	259
Other income	—	3,865	589	—	4,454
Earnings in subsidiaries	45,936	—	70,577	(116,513)	—
Transfer pricing	—	1,440	(1,440)	—	—

Total other income	45,936	5,893	71,615	(116,513)	6,931

Net income before income taxes	44,935	70,577	45,936	(116,513)	44,935
Income taxes	17,075	—	—	—	17,075

Net income	$27,860	$70,577	$45,936	$(116,513)	$27,860

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2004

		CapitalSource Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$138,785	$3,357	$(10,161)	$131,981
Fee income	—	12,697	23,141	—	35,838

Total interest and fee income	—	151,482	26,498	(10,161)	167,819
Interest expense	1,140	29,157	9,238	(10,161)	29,374

Net interest and fee income	(1,140)	122,325	17,260	—	138,445
Provision for loan losses	—	—	12,406	—	12,406

Net interest and fee income after provision for loan losses	(1,140)	122,325	4,854	—	126,039
Operating expenses:
Compensation and benefits	—	602	31,386	—	31,988
Other administrative expenses	40	384	17,427	—	17,851

Total operating expenses	40	986	48,813	—	49,839
Other income (expense):
Diligence deposits forfeited	—	—	3,095	—	3,095
Loss on investments	—	—	(20)	—	(20)
(Loss) gain on derivatives	—	(1,166)	910	—	(256)
Other income	—	4,061	402	—	4,463
Earnings in subsidiaries	84,662	—	126,837	(211,499)	—
Transfer pricing	—	2,603	(2,603)	—	—

Total other income	84,662	5,498	128,621	(211,499)	7,282

Net income before income taxes	83,482	126,837	84,662	(211,499)	83,482
Income taxes	31,723	—	—	—	31,723

Net income	$51,759	$126,837	$84,662	$(211,499)	$51,759

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2003

	CapitalSource Holdings LLC

	Combined	Combined
	Non-Guarantor	Guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$40,289	$1,342	$(687)	$40,944
Fee income	2,591	10,245	—	12,836

Total interest and fee income	42,880	11,587	(687)	53,780
Interest expense	10,592	160	(687)	10,065

Net interest and fee income	32,288	11,427	—	43,715
Provision for loan losses	—	2,059	—	2,059

Net interest and fee income after provision for loan losses	32,288	9,368	—	41,656
Operating expenses:
Compensation and benefits	157	10,456	—	10,613
Other administrative expenses	112	4,305	—	4,417

Total operating expenses	269	14,761	—	15,030
Other (expense) income:
Diligence deposits forfeited	—	857	—	857
Gain on investments	—	964	—	964
(Loss) gain on derivatives	(1,226)	590	—	(636)
Other income (expense)	823	(61)	—	762
Earnings in subsidiaries	—	31,616	(31,616)	—

Total other (expense) income	(403)	33,966	(31,616)	1,947

Net income before income taxes	31,616	28,573	(31,616)	28,573
Income taxes	—	—	—	—

Net income	$31,616	$28,573	$(31,616)	$28,573

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2003

	CapitalSource Holdings LLC

	Combined	Combined
	Non-Guarantor	Guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$72,724	$2,558	$(1,245)	$74,037
Fee income	4,691	15,441	—	20,132

Total interest and fee income	77,415	17,999	(1,245)	94,169
Interest expense	18,040	310	(1,245)	17,105

Net interest and fee income	59,375	17,689	—	77,064
Provision for loan losses	—	4,774	—	4,774

Net interest and fee income after provision for loan losses	59,375	12,915	—	72,290
Operating expenses:
Compensation and benefits	283	18,783	—	19,066
Other administrative expenses	176	8,947	—	9,123

Total operating expenses	459	27,730	—	28,189
Other income (expense):
Diligence deposits forfeited	—	1,994	—	1,994
Gain on investments	—	115	—	115
(Loss) gain on derivatives	(1,032)	533	—	(499)
Other income	1,142	12	—	1,154
Earnings in subsidiaries	—	59,026	(59,026)	—

Total other income	110	61,680	(59,026)	2,764

Net income before income taxes	59,026	46,865	(59,026)	46,865
Income taxes	—	—	—	—

Net income	$59,026	$46,865	$(59,026)	$46,865

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2004

		CapitalSource Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$51,759	$126,837	$84,662	$(211,499)	$51,759
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of compensatory options	47	—	—	—	47
Issuance of options to third party	167	—	—	—	167
Issuance of restricted stock	76	—	—	—	76
Amortization of deferred loan fees	—	—	(20,657)	—	(20,657)
Provision for loan losses	—	—	12,406	—	12,406
Amortization of deferred financing fees	343	5,452	38	—	5,833
Depreciation and amortization	—	—	932	—	932
Benefit for deferred income taxes	(4,362)	—	—	—	(4,362)
Amortization of deferred stock compensation	2,222	—	—	—	2,222
(Gain) loss on investments	—	(50)	70	—	20
Loss (gain) on derivatives	—	1,168	(912)	—	256
Decrease in note receivable	—	246,985	4,376	(251,361)	—
Decrease (increase) in other assets	152	(90)	3,085	—	3,147
Increase (decrease) in accounts payable and other liabilities	3,681	814	(11,605)	5,068	(2,042)
Increase in due diligence deposits	—	30	742	—	772
Net transfers with subsidiaries	(218,411)	(124,746)	131,658	211,499	—

Cash (used in) provided by operating activities	(164,326)	256,400	204,795	(246,293)	50,576
Investing activities:
(Increase) decrease in restricted cash	—	(1,386)	26,691	—	25,305
(Increase) decrease in loans, net	—	(876,264)	20,304	(5,068)	(861,028)
Acquisition of investments	—	—	(3,955)	—	(3,955)
Acquisition of property and equipment	—	—	(2,471)	—	(2,471)

Cash (used in) provided by investing activities	—	(877,650)	40,569	(5,068)	(842,149)
Financing activities:
Payment of deferred financing fees	(5,979)	(10,982)	27	—	(16,934)
Decrease in intercompany note payable	—	(4,376)	(246,985)	251,361	—
Borrowings under (repayments of) repurchase agreements, net	—	666	(8,446)	—	(7,780)
Borrowings on credit facilities, net	—	210,580	—	—	210,580
Borrowings of term debt	—	765,625	—	—	765,625
Repayments of term debt	—	(228,516)	—	—	(228,516)
Borrowings of convertible debt	225,000	—	—	—	225,000
Proceeds from issuance of common stock, net	239	—	—	—	239
Proceeds from exercise of options	582	—	—	—	582
Call option transactions, net	(25,577)	—	—	—	(25,577)
Purchase of treasury stock	(29,939)	—	—	—	(29,939)

Cash provided by (used in) financing activities	164,326	732,997	(255,404)	251,361	893,280

Increase (decrease) in cash and cash equivalents	—	111,747	(10,040)	—	101,707
Cash and cash equivalents as of beginning of period	—	37,848	32,017	—	69,865

Cash and cash equivalents as of end of period	$—	$149,595	$21,977	$—	$171,572

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2003

	CapitalSource Holdings LLC

	Combined	Combined
	Non-Guarantor	Guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$59,026	$46,865	$(59,026)	$46,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of compensatory options	—	167	—	167
Amortization of deferred loan fees	—	(14,172)	—	(14,172)
Provision for loan losses	—	4,774	—	4,774
Amortization of deferred financing fees	3,342	80	—	3,422
Depreciation and amortization	9	618	—	627
Amortization of deferred stock compensation	—	114	—	114
Gain on investments	—	(115)	—	(115)
Loss (gain) on derivatives	1,032	(533)	—	499
Decrease in note receivable	—	3,867	(3,867)	—
Increase in other assets	(13)	(72)	—	(85)
Increase (decrease) in accounts payable and other liabilities	2,873	(614)	(1,003)	1,256
Increase (decrease) in due diligence deposits	154	(599)	—	(445)
Net transfers with subsidiaries	(2,581)	(56,445)	59,026	—

Cash provided by (used in) operating activities	63,842	(16,065)	(4,870)	42,907
Investing activities:
Increase in restricted cash	(840)	(33,344)	—	(34,184)
(Increase) decrease in loans, net	(668,279)	35,012	1,003	(632,264)
Acquisition of investments	—	(5,782)	—	(5,782)
Acquisition of property and equipment	(9)	(1,629)	—	(1,638)

Cash used in investing activities	(669,128)	(5,743)	1,003	(673,868)
Financing activities:
Payment of deferred financing fees	(8,570)	(1,112)	—	(9,682)
Decrease in intercompany note payable	(3,867)	—	3,867	—
Borrowings on repurchase agreements, net	82,233	8,764	—	90,997
Borrowings on credit facilities, net	314,701	—	—	314,701
Borrowings of term debt	371,309	—	—	371,309
Repayments of term debt	(101,064)	—	—	(101,064)
Members’ contributions, net	—	71,153	—	71,153
Distributions to members	—	(27,498)	—	(27,498)
Proceeds from exercise of options	—	26	—	26

Cash provided by financing activities	654,742	51,333	3,867	709,942

Increase in cash and cash equivalents	49,456	29,525	—	78,981
Cash and cash equivalents as of beginning of period	40,191	9,615	—	49,806

Cash and cash equivalents as of end of period	$89,647	$39,140	$—	$128,787

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.     Shareholders’ Equity

     Common Stock Shares Outstanding

      Common stock activity for the six months ended June 30, 2004 was as follows:

Outstanding as of December 31, 2003.	118,780,773
Exercise of options	113,577
Issuance of shares under the Employee Stock Purchase Plan	32,517
Restricted stock and other stock grants, net	13,783
Repurchase of treasury stock	(1,300,000)

Outstanding as of June 30, 2004.	117,640,650

     Employee Stock Purchase Plan

      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Employee Stock Purchase Plan (“ESPP”). A total of 2.0 million shares of common stock were initially reserved for issuance under the ESPP. Such shares of common stock may be authorized but unissued shares of common stock, treasury shares or shares of common stock purchased on the open market by us. The ESPP will expire upon the earliest of such time as the Board of Directors, in its discretion, chooses to terminate the ESPP, when all of the shares of common stock have been issued under the plan or upon the expiration of ten years from the effective date of the ESPP. We issued 32,517 shares under the ESPP during the six months ended June 30, 2004. As of June 30, 2004, there are currently 1,908,790 shares remaining available for issuance under the ESPP.

     Equity Incentive Plan

      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan (successor to the Equity Incentive Plan, the “Plan”). A total of 14.0 million shares of common stock were initially reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in it sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) ten years after the effective date of the Plan. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. As of June 30, 2004, there are currently 8,040,106 shares remaining available for issuance under the Plan.

     Restricted Stock

      Pursuant to the Plan, we have granted shares of restricted common stock to certain employees and non-employee directors of the Board of Directors, which vest over time, generally between one and five years. Of the 14.0 million shares initially authorized for awards under the Plan, up to 5.0 million shares were initially authorized to be granted in the form of restricted stock. For the six months ended June 30, 2004, we issued 56,253 shares of restricted stock at a weighted-average fair value of $22.18. For the six months ended June 30, 2004, 42,970 shares of restricted stock were forfeited. As of June 30, 2004, there are currently 3,877,967 shares of the initially authorized 5.0 million shares available for issuance as restricted stock under the Plan.

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.     Income Taxes

      The effective tax rate differed from the statutory federal corporate income tax rate for the three and six months ended June 30, 2004 and 2003 as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.8	0.0	2.8	0.0
Other(1)	0.2	(35.0)	0.2	(35.0)

Effective tax rate	38.0%	0.0%	38.0%	0.0%

(1)	After reorganizing as a “C” corporation on August 6, 2003, we provided for income taxes on the income earned from August 7, 2003 through December 31, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members.

Note 10.     Comprehensive Income

      Comprehensive income for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	($ in thousands)
Net income	$27,860	$28,573	$51,759	$46,865
Unrealized (loss) gain on available for sale security, net of tax in 2004	(1,060)	(145)	(1,179)	83
Unrealized loss on cash flow hedges, net of tax in 2004	(32)	—	(120)	—

Comprehensive income	$26,768	$28,428	$50,460	$46,948

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Net Income per Share

      The computation of basic and diluted net income per share for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Basic net income per share:
Net income	$27,860	$28,573	$51,759	$46,865
Average shares — basic	115,770,083	98,100,029	116,274,840	98,082,562
Basic net income per share	$0.24	$0.29	$0.45	$0.48

Diluted net income per share:
Net income	$27,860	$28,573	$51,759	$46,865
Average shares — basic	115,770,083	98,100,029	116,274,840	98,082,562
Effect of dilutive securities:
Option shares and unvested restricted stock	1,533,041	1,812,837	1,541,518	1,823,930
Convertible debt(1)	—	—	—	—
Call option	—	—	—	—

Average shares — diluted	117,303,124	99,912,866	117,816,358	99,906,492

Diluted net income per share	$0.24	$0.29	$0.44	$0.47

(1)	See Note 3 for discussion of the recently proposed accounting guidance with respect to Contingent Convertibles and the potential impact of the proposed guidance on our reported diluted earnings per share.

Note 12.     Stock-Based Compensation

      We account for our stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. In accordance with APB 25, compensation cost is recognized for our options and restricted stock granted to employees where the exercise price is less than the market price of the underlying common stock on the date of grant. Such expense is recognized on a ratable basis over the related vesting period of the award. The effect on net income and net income per share as if we had applied the fair

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income as reported	$27,860	$28,573	$51,759	$46,865
Add back: Stock-based compensation expense from options included in reported net income, net of tax in 2004	35	103	69	142
Deduct: Stock-based compensation expense determined under fair value-based method for all option awards, net of tax in 2004	(477)	(411)	(811)	(694)

Pro forma net income	$27,418	$28,265	$51,017	$46,313

Net income per share:
Basic — as reported	$0.24	$0.29	$0.45	$0.48

Basic — pro forma	$0.24	$0.29	$0.44	$0.47

Diluted — as reported	$0.24	$0.29	$0.44	$0.47

Diluted — pro forma	$0.23	$0.28	$0.43	$0.46

      The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with weighted-average assumptions for the three and six months ended June 30, 2004 and 2003 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Dividend yield	—	—	—	—
Expected volatility	32%	30%	32%	30%
Risk-free interest rate	3.95%	3.02%	3.61%	3.02%
Expected life	6 years	6 years	6 years	6 years

      The pro forma net effect of the total stock-based compensation expense determined under fair value-based method for all awards may not be representative of future disclosures because the estimated fair value of options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 13.     Commitments and Contingencies

      As of June 30, 2004, we had arranged for $74.5 million of standby letters of credit in conjunction with certain loans to our borrowers. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we included the fair value of these obligations, totaling $1.4 million, in the consolidated balance sheet as of June 30, 2004.

      From time to time we are party to legal proceedings. We do not believe that currently any pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.     Subsequent Events

     Acquisition

      In July 2004, we acquired the outstanding equity of CIG International, LLC and CIG Holdings, Inc. (collectively, “CIG”), a Washington, D.C.-based specialty lender that provides mezzanine debt financing to the for-sale residential real estate development industry, for approximately $97.5 million in cash, which represents a $1.8 million premium to the estimated historical book value of CIG at the date of acquisition.

     Convertible Debt

      In July 2004, we completed an offering of $330.0 million principal amount of 3.5% senior convertible debentures due 2034 (the “Debentures”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The Debentures will also pay contingent interest, subject to certain limitations as described in the offering memorandum, beginning on July 15, 2011. The Debentures are initially convertible, subject to certain conditions, into shares of our common stock at a conversion rate of 31.4614 shares of common stock per $1,000 principal amount of Debentures, representing an initial effective conversion price of approximately $31.78 per share. The Debentures will be redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the Debentures will have the right to require us to repurchase some or all of their Debentures for cash on July 15, 2011; July 15, 2014; July 15, 2019; July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the Debentures will also have the right to require us to repurchase some or all of their Debentures upon certain events constituting a fundamental change. The Debentures are unsecured and unsubordinated obligations, and are guaranteed by CapitalSource Holdings and CapitalSource Finance, two of our wholly owned subsidiaries.

      We received net proceeds from the offering of approximately $321.4 million, after deducting the initial purchasers’ discounts and commissions and estimated expenses of approximately $8.6 million. We used the net proceeds from this offering to repay outstanding indebtedness under our credit facilities and for other general corporate purposes.

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

      We offer a range of senior secured asset-based loans, first mortgage loans, senior secured cash flow loans and mezzanine loans to our clients. Our loans generally mature in two to five years and generally range in size from $1 million to $50 million, with an average loan size as of June 30, 2004 of $6.2 million. Substantially all of our loans require monthly interest payments at floating rates. In many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. Consequently, as interest rates rise, our interest income on these loans will not increase until the contractual interest rates exceed the level of the floor. As of June 30, 2004, $2.6 billion, or 79%, of the aggregate outstanding principal amount of our loan portfolio had interest rate floors. Of this amount, $114.0 million of loans had contractual rates of interest exceeding the interest rate floor, $698.9 million of loans had contractual rates of interest at the interest rate floor, and $1.8 billion of loans had contractual rates of interest below the interest rate floor.

      Our revenue consists of interest and fees from our loans and, to a lesser extent, other income which includes unrealized appreciation (depreciation) on certain equity interests, gains (losses) on the sale of warrants and other equity interests, gains (losses) on derivatives, third-party loan servicing income, income from fee generating business and deposits forfeited by our borrowers. Our expenses consist principally of interest expense and operating expenses which include compensation and employee benefits and other administrative expenses.

      The primary driver of our results of operations and financial condition has been our significant growth since our inception on September 7, 2000. Our interest earning assets, which consist primarily of loans, grew to $3.5 billion as of June 30, 2004, an increase of 35% from $2.6 billion as of December 31, 2003, and generated a gross yield of 11.39% for the six months ended June 30, 2004.

      We have been able to manage our significant growth since inception without material adverse effects on the credit quality of our portfolio. We have established an allowance for loan losses consistent with our expectation of losses inherent in our portfolio. As of June 30, 2004, none of our loans was 60 or more days delinquent. As of June 30, 2004, loans with an aggregate net principal balance of $32.5 million were on non-accrual status.

      Our business depends on our access to external sources of financing and the cost of such funding. Since inception, we have funded our business through a combination of credit facilities, term debt, convertible debt, repurchase agreements, $511.0 million of equity capital raised from private investors, $241.6 million of equity from our initial public offering and retained earnings. The weighted average interest cost of our borrowings for the six months ended June 30, 2004 was 2.84%. All of our term debt transactions have been accounted for as on balance sheet financings with no gain or loss recorded on the transactions. As of June 30, 2004, our debt to equity ratio was 3.04x. Our ability to continue to grow depends to a large extent on our ability to continue to borrow from our lenders and our access to the debt capital markets. To the extent these markets were to suffer from prolonged disruptions, our ability to finance continued growth could be hampered. We believe that our capital structure and access to additional funding sources provides us with the flexibility to continue to grow our assets as we pursue attractive lending opportunities.

      We accelerated our investments in our staffing and other operational assets during our first years in operation and have continued to make these investments. We believe our expenses generally will continue to decrease as a percentage of our average total assets as we continue to monitor our operating expenses and spread these expenses over a growing portfolio of loans. For the six months ended June 30, 2004, the ratio of our operating expenses to average total assets was 3.38%, down from 3.58% for the six months ended June 30, 2003.

     Portfolio Composition

      The schedule below shows the number of loans, average loan size, number of clients and average loan size per client by lending group as of June 30, 2004:

			Number	Average Loan Size
	Number of Loans	Average Loan Size	of Clients	Per Client

	($ in thousands)
Composition of portfolio by lending group:
Corporate Finance	186	$8,381	89	$17,516
HealthCare Finance	182	4,062	140	5,280
Structured Finance	162	6,189	151	6,640

Overall portfolio	530	6,228	380	8,687

      The schedule below shows the composition of our loan portfolio by type and by lending group as of June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$956,676	29%	$802,115	33%
Senior secured cash flow loans	1,359,584	41	832,871	35
First mortgage loans	826,114	25	677,404	28
Mezzanine loans	158,498	5	104,517	4

Total	$3,300,872	100%	$2,416,907	100%

Composition of portfolio by lending group:
Corporate Finance	$1,558,952	47%	$972,105	40%
HealthCare Finance	739,260	23	656,671	27
Structured Finance	1,002,660	30	788,131	33

Total	$3,300,872	100%	$2,416,907	100%

      The schedule below shows the scheduled maturities of our loans as of June 30, 2004:

	Due in	Due in One
	One Year	to Five	Due After
	Or Less	Years	Five Years	Total

	($ in thousands)
Scheduled maturities by loan type:
Senior secured asset-based loans	$259,436	$694,875	$2,365	$956,676
Senior secured cash flow loans	162,491	1,145,372	51,721	1,359,584
First mortgage loans	149,468	675,321	1,325	826,114
Mezzanine loans	29,975	108,065	20,458	158,498

Total	$601,370	$2,623,633	$75,869	$3,300,872

      The schedule below shows the dollar amount of all fixed-rate and adjustable-rate loans as of June 30, 2004:

	Fixed Rates	Adjustable Rates	Total

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$24,442	$932,234	$956,676
Senior secured cash flow loans	24,177	1,335,407	1,359,584
First mortgage loans	18,645	807,469	826,114
Mezzanine loans	19,272	139,226	158,498

Total	$86,536	$3,214,336	$3,300,872

      We also invest in equity interests, often in connection with a loan to a client. The equity interests include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments. As of June 30, 2004 and December 31, 2003, the carrying value of investments was $42.2 million and $39.8 million, respectively. As of June 30, 2004, investments totaling $5.7 million are carried at fair value with increases and decreases recorded in other income (expense).

      As of June 30, 2004, we are committed to contribute $13.4 million of additional capital to eight private equity funds.

     Interest and Fee Income

      Interest and fee income represents commercial loan interest and net fee income earned from our commercial loan operations. Substantially all of our loans charge interest at variable rates that generally adjust monthly. Loans representing approximately 79% of the aggregate outstanding balance of our loan portfolio as of June 30, 2004 have interest rate floors, which protect us from an erosion of earnings in a declining interest rate environment. As interest rates rise, our interest income on loans with interest rate floors will not increase until the contractual interest rates exceed the level of the floors. Fee income includes the amortization of loan origination fees, net of the direct costs of origination, amortization of original issue discount, the amortization of the discount on loans acquired, and other fees charged to borrowers. Loan prepayments may materially affect fee income since, in the period of prepayment, the amortization of remaining net loan origination fees and discounts is accelerated and additional prepayment penalties may be assessed on the prepaid loans.

     Interest Expense

      Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. With the exception of our convertible debt, which pays a fixed rate, all of our borrowings charge interest at variable rates based on LIBOR or commercial paper rates plus a margin. As our borrowings increase and as interest rates rise, our interest expense will increase. Deferred financing fees and the costs of acquiring debt, such as commitment fees and legal fees, are amortized over the shorter of either the first call period or the contractual maturity of the borrowing. Loan prepayments may materially affect interest expense since in the period of prepayment the amortization of remaining deferred financing fees and debt acquisition costs is accelerated.

     Provision for Loan Losses

      The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan losses inherent in our portfolio. As the size of our portfolio increases, or if the credit quality of the portfolio declines, we record a provision to increase the allowance for loan losses.

     Operating Expenses

      Operating expenses include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses.

     Other Income (Expense)

      Other income (expense) consists of gains (losses) on the sale of warrants and other equity interests, unrealized appreciation (depreciation) on certain equity interests, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with HUD origination activities, third-party servicing income, and other miscellaneous fees not attributable to our loan operations.

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

RESULTS OF OPERATIONS

      Our results of operations are driven primarily by our rapid growth since inception. The most significant factors influencing our results of operations for the periods described in this section were:

•	Significant growth in average interest earning assets;

•	Increased borrowings to fund our growth;

•	Increased provision for loan losses as our portfolio continues to grow and become more seasoned; and

•	Increased operating expenses, consisting primarily of higher employee compensation directly related to increases in the number of employees necessary to originate and manage our loan portfolio.

Comparison of the Three Months Ended June 30, 2004 and 2003

     Interest Income

      Interest income was $71.7 million for the three months ended June 30, 2004, an increase of $30.8 million, or 75%, from $40.9 million for the three months ended June 30, 2003. The increase was due to growth in average interest earning assets of $1.5 billion, or 82%, offset by a decrease in the yield on average interest earning assets of 32 basis points.

     Fee Income

      Fee income was $15.3 million for the three months ended June 30, 2004, an increase of $2.5 million, or 20%, from $12.8 million for the three months ended June 30, 2003. The increase was due to the recognition of fee income associated with the accelerated amortization of deferred net origination fees and loan discounts and prepayment fees from loans that prepaid and the overall growth in interest earning assets.

     Interest Expense

      Interest expense was $16.3 million for the three months ended June 30, 2004, an increase of $6.2 million, or 61%, from $10.1 million for the three months ended June 30, 2003. The increase was due to an increase in average borrowings of $1.2 billion, or 97%, to fund growth in interest earning assets and an increase in our debt to equity ratio to 3.04x as of June 30, 2004 from 2.38x as of June 30, 2003. This increase was partially offset by a decrease in our cost of borrowings of 59 basis points to 2.74% for the three months ended June 30, 2004 from 3.33% for the three months ended June 30, 2003. This decrease was primarily the result of funding of our portfolio growth with lower cost sources of capital.

     Net Interest Margin

      Net interest margin, defined as net interest income divided by average interest earning assets, was 8.73% for the three months ended June 30, 2004, a decrease of 107 basis points from 9.80% for the three months ended June 30, 2003. The decrease in net interest margin was due to the decrease in yield from prepayment-related fee income, the effect of higher leverage, and lower yield from interest income, partially offset by the decrease in cost of funds. Net interest spread, the difference between our gross yield on interest earning assets and the total cost of our interest bearing liabilities, was 8.01% for the three months ended June 30, 2004, a decrease of 72 basis points from 8.73% for the three months ended June 30, 2003. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The decrease in net interest spread is attributable to the changes in its components as described above.

      The yield and cost of interest earning assets and interest bearing liabilities for the three months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,

	2004			2003

	($ in thousands)
		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Interest earning assets:
Interest income		$71,718	8.86%		$40,944	9.18%
Fee income		15,262	1.89		12,836	2.88

Total interest earning assets(1)	$3,255,972	86,980	10.75	$1,789,527	53,780	12.06
Total interest bearing liabilities(2)	2,385,912	16,275	2.74	1,211,057	10,065	3.33

Net interest spread		$70,705	8.01%		$43,715	8.73%

Net interest margin (net yield on interest earning assets)			8.73%			9.80%

(1)	Interest earning assets include cash, restricted cash and gross loans.

(2)	Interest bearing liabilities include repurchase agreements, credit facilities, term debt and convertible debt.

     Provision for Loan Losses

      The provision for loan losses increased to $5.1 million for the three months ended June 30, 2004 from $2.1 million for the three months ended June 30, 2003. The increase in the provision reflected the growth and seasoning of the portfolio. As of June 30, 2004, none of our loans was 60 or more days delinquent. As of December 31, 2003, loans with an aggregate net principal balance of $4.3 million were 60 or more days delinquent. Additionally, as of June 30, 2004 and December 31, 2003, loans with an aggregate net principal balance of $32.5 million and $8.8 million, respectively, were on non-accrual status. During the three months ended June 30, 2004 and 2003, we recorded specific reserves of $0.6 million and $0.3 million, respectively, for loans which we considered to be impaired. We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments. During the three months ended

June 30, 2004, we charged off loans totaling $3.4 million. No loans were charged off during the three months ended June 30, 2003.

     Operating Expenses

      Operating expenses were $27.6 million for the three months ended June 30, 2004, an increase of $12.6 million, or 84%, from $15.0 million for the three months ended June 30, 2003. Contributing to the increase was greater employee compensation, which increased $6.5 million, or 61%. The greater employee compensation was attributable to the increase in employees to 364 as of June 30, 2004 from 239 as of June 30, 2003. A significant portion of the employee compensation comprises annual bonuses, which we accrue throughout the year. For the three months ended June 30, 2004 and 2003, bonus expense totaled $7.0 million and $4.6 million, respectively. The remaining $6.1 million increase in operating expenses for the three months ended June 30, 2004 was attributable to an increase of $2.3 million in professional fees, $0.8 million in travel and entertainment expense, $0.7 million in insurance, $0.6 million in rent, and $1.7 million in other general business expenses.

      Due to the increase in operating expenses as described above, operating expenses as a percentage of average total assets increased to 3.40% for the three months ended June 30, 2004 from 3.37% for the three months ended June 30, 2003. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income and other income, increased to 35.5% for the three months ended June 30, 2004 from 32.9% for the three months ended June 30, 2003.

     Other Income

      Other income was $6.9 million for the three months ended June 30, 2004, an increase of $5.0 million, or 263%, from $1.9 million for the three months ended June 30, 2003. The increase in other income was the result of a $2.7 million increase in income generated by our mortgage finance subsidiary to $3.4 million for the three months ended June 30, 2004 from $0.7 million for the three months ended June 30, 2003, a $1.1 million increase in diligence deposits forfeited to $2.0 million for the three months ended June 30, 2004 from $0.9 million for the three months ended June 30, 2003, an addition of $1.1 million of third-party loan servicing income in the second quarter 2004, and a $0.9 million increase in gain on derivatives to $0.3 million for the three months ended June 30, 2004 from $(0.6) million for the three months ended June 30, 2003. Partially offsetting the increase in other income was a $0.7 million decrease in gain on investments to $0.2 million for the three months ended June 30, 2004 compared with $0.9 million for the three months ended June 30, 2003.

     Income Taxes

      We provided for income taxes on the income earned subsequent to August 7, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members. At the reorganization date, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate. Our effective tax rate for the three months ended June 30, 2004 and 2003 was 38% and 0%, respectively.

Comparison of the Six Months Ended June 30, 2004 and 2003

     Interest Income

      Interest income was $132.0 million for the six months ended June 30, 2004, an increase of $58.0 million, or 78%, from $74.0 million for the six months ended June 30, 2003. The increase was due to growth in average interest earning assets of $1.4 billion, or 87%, offset by a decrease in the yield on average interest earning assets of 45 basis points.

     Fee Income

      Fee income was $35.8 million for the six months ended June 30, 2004, an increase of $15.7 million, or 78%, from $20.1 million for the six months ended June 30, 2003. The increase was due to the recognition of fee income associated with the accelerated amortization of deferred net origination fees and loan discounts and prepayment fees from loans that prepaid and the overall growth in interest earning assets.

     Interest Expense

      Interest expense was $29.4 million for the six months ended June 30, 2004, an increase of $12.3 million, or 72%, from $17.1 million for the six months ended June 30, 2003. The increase was due to an increase in average borrowings of $1.1 billion, or 102%, to fund growth in interest earning assets and an increase in our debt to equity ratio to 3.04x as of June 30, 2004 from 2.38x as of June 30, 2003. This increase was partially offset by a decrease in our cost of borrowings of 51 basis points to 2.84% for the six months ended June 30, 2004 from 3.35% for the six months ended June 30, 2003. This decrease was primarily the result of funding our portfolio growth with lower cost sources of capital.

     Net Interest Margin

      Net interest margin, defined as net interest income divided by average interest earning assets, was 9.40% for the six months ended June 30, 2004, a decrease of 39 basis points from 9.79% for the six months ended June 30, 2003. The decrease in net interest margin was due to the decrease in prepayment-related fee income, lower yield from interest income, and the effect of higher leverage, partially offset by the decrease in cost of funds. Net interest spread, the difference between our gross yield on interest earning assets and the total cost of our interest bearing liabilities, was 8.55% for the six months ended June 30, 2004, a decrease of 7 basis points from 8.62% for the six months ended June 30, 2003. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The decrease in net interest spread is attributable to the changes in its components as described above.

      The yield and cost of interest earning assets and interest bearing liabilities for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended June 30,

	2004			2003

	($ in thousands)
		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Interest earning assets:
Interest income		$131,981	8.96%		$74,037	9.41%
Fee income		35,838	2.43		20,132	2.56

Total interest earning assets(1)	$2,962,201	167,819	11.39	$1,587,317	94,169	11.97
Total interest bearing liabilities(2)	2,081,201	29,374	2.84	1,028,204	17,105	3.35

Net interest spread		$138,445	8.55%		$77,064	8.62%

Net interest margin (net yield on interest earning assets)			9.40%			9.79%

(1)	Interest earning assets include cash, restricted cash and gross loans.

(2)	Interest bearing liabilities include repurchase agreements, credit facilities, term debt and convertible debt.

     Provision for Loan Losses

      The provision for loan losses increased to $12.4 million for the six months ended June 30, 2004 from $4.8 million for the six months ended June 30, 2003. The increase in the provision reflected the growth and seasoning of the portfolio. As of June 30, 2004, none of our loans was 60 or more days delinquent. As of

December 31, 2003, loans with an aggregate net principal balance of $4.3 million were 60 or more days delinquent. Additionally, as of June 30, 2004 and December 31, 2003, loans with an aggregate net principal balance of $32.5 million and $8.8 million, respectively, were on non-accrual status. During the six months ended June 30, 2004 and 2003, we recorded specific reserves of $3.7 million and $0.3 million, respectively, for loans which we considered to be impaired. We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments. During the six months ended June 30, 2004, we charged off loans totaling $5.7 million. No loans were charged off during the six months ended June 30, 2003.

     Operating Expenses

      Operating expenses were $49.8 million for the six months ended June 30, 2004, an increase of $21.6 million, or 77%, from $28.2 million for the six months ended June 30, 2003. Contributing to the increase was greater employee compensation, which increased $12.9 million, or 68%. The greater employee compensation was attributable to the increase in employees to 364 as of June 30, 2004 from 239 as of June 30, 2003. A significant portion of the employee compensation comprises annual bonuses, which we accrue throughout the year. For the six months ended June 30, 2004 and 2003, bonus expense totaled $12.5 million and $8.6 million, respectively. The remaining $8.7 million increase in operating expenses for the six months ended June 30, 2004 was attributable to an increase of $3.1 million in professional fees, $1.4 million in insurance, $1.3 million in travel and entertainment expenses, $1.1 million in rent, and $1.8 million in other general business expenses.

      Operating expenses as a percentage of average total assets decreased to 3.38% for the six months ended June 30, 2004 from 3.58% for the six months ended June 30, 2003. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income and other income, decreased to 34.2% for the six months ended June 30, 2004 from 35.3% for the six months ended June 30, 2003.

     Other Income

      Other income was $7.3 million for the six months ended June 30, 2004, an increase of $4.5 million, or 161%, from $2.8 million for the six months ended June 30, 2003. The increase in other income was the result of a $2.6 million increase in income generated by our mortgage finance subsidiary to $3.6 million for the three months ended June 30, 2004 from $1.0 million for the six months ended June 30, 2003, a $1.1 million increase in diligence deposits forfeited to $3.1 million for the six months ended June 30, 2004 from $2.0 million for the six months ended June 30, 2003, an addition of $1.1 million of third-party loan servicing income in the second quarter 2004, and a $0.2 million decrease in loss on derivatives. Partially offsetting the increase in other income was a $0.1 million decrease in income from investments.

     Income Taxes

      We provided for income taxes on the income earned subsequent to August 7, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members. At the reorganization date, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate. Our effective tax rate for the six months ended June 30, 2004 and 2003 was 38% and 0%, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash and Cash Equivalents

      As of June 30, 2004 and December 31, 2003, we had $171.6 million and $69.9 million, respectively, in cash and cash equivalents. The increase in cash as of June 30, 2004 was largely attributable to significant loan collections at the end of June 2004. We invest cash on hand in short-term liquid investments. Our objective is to maintain a low cash balance to avoid negative arbitrage. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.

      We had $54.6 million and $79.9 million of restricted cash as of June 30, 2004 and December 31, 2003, respectively. The restricted cash represents interest collections on loans collateralizing our credit facilities, collateral for letters of credit issued for the benefit of clients, principal and interest collections on loans collateralizing our term debt, and client holdbacks and escrows. Interest rate swap payments, interest payable and servicing fees are deducted from the monthly interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

     Asset Quality and Allowance for Loan Losses

      As of June 30, 2004, none of our loans was 60 or more days delinquent. As of December 31, 2003, loans with an aggregate net principal balance of $4.3 million were 60 or more days delinquent. As of June 30, 2004 and December 31, 2003, loans with an aggregate net principal balance of $32.5 million and $8.8 million, respectively, were on non-accrual status. As of June 30, 2004 and December 31, 2003, the net principal balance of impaired loans, as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaled $24.5 million and $15.3 million, respectively. As of June 30, 2004 and December 31, 2003 specific reserves for the impaired loans were $0.6 million and $2.7 million, respectively. For the six months ended June 30, 2004, we had no loans that were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. For the year ended December 31, 2003, loans with a carrying value of $36.3 million as of December 31, 2003 were classified as troubled debt restructurings.

      We have provided an allowance for loan losses to cover estimated losses inherent in the loan portfolio. Our allowance for loan losses as of June 30, 2004 and December 31, 2003 was $24.8 million and $18.0 million, respectively. These amounts equate to 0.75% of loans as of both June 30, 2004 and December 31, 2003. As of June 30, 2004 and December 31, 2003, $0.6 million and $2.7 million, respectively, of allowance for loan losses related to specific reserves. During the six months ended June 30, 2004, we charged off loans totaling $5.7 million. Middle market lending involves a certain degree of credit risk which we believe will result in credit losses in our portfolio.

      Activity in the allowance for loan losses for the six months ended June 30, 2004 and 2003 was as follows:

	Six Months Ended
	June 30,

	2004	2003

	($ in thousands)
Balance as of beginning of period	$18,025	$6,688
Provision for loan losses	12,406	4,774
Charge offs	(5,656)	—

Balance as of end of period	$24,775	$11,462

     Investments

      As of June 30, 2004 and December 31, 2003, we had $42.2 million and $39.8 million, respectively, in investments. This increase resulted from $15.4 million in additional investments, offset by $10.6 million from sales of investments and return of capital and the recognition of $2.4 million in unrealized losses on our investments.

     Borrowings and Liquidity

      As of June 30, 2004 and December 31, 2003, we had outstanding borrowings totaling $2.6 billion and $1.7 billion, respectively. Borrowings under our various credit facilities, term debt, convertible debt and repurchase agreements have supported our loan growth. For a detailed discussion of our borrowings, see Note 8, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2003 included in our Form 10-K, as filed with the SEC on March 12, 2004 and Note 4, Borrowings, in our unaudited consolidated financial statements for the three and six months ended June 30, 2004.

      As of June 30, 2004, our funding sources, maximum facility amounts, amounts outstanding, and unused available commitments, subject to certain minimum equity requirements and other covenants and conditions, were as follows:

	Maximum	Amounts	Unused
Funding Source	Facility Amount	Outstanding(1)	Capacity

	($ in thousands)
Repurchase agreements(2)	$300,000	$666	$300,000
Credit facilities	1,660,000	948,578	711,422
Term debt(3)	2,065,075	1,459,655	—
Convertible debt(3)	225,000	225,789	—

Total		$2,634,688	$1,011,422

(1)	Amounts outstanding include accrued interest and interest rate swaps.

(2)	Amounts outstanding include borrowings under repurchase obligations that have no maximum facility amount.

(3)	Our term and convertible debt are one-time fundings without providing any ability for us to draw down additional amounts.

      The following changes to our borrowings have occurred since March 31, 2004:

     Repurchase Agreements

      During the three months ended June 30, 2004, we terminated our repurchase agreement with Citigroup Global Markets Inc (“Citigroup”). All amounts outstanding under this repurchase agreement were repaid.

     Credit Facilities

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

      In April 2004, we entered into a new $400.0 million credit facility with Wachovia to finance our loans. Funding under this facility is obtained through a single-purpose, bankruptcy-remote subsidiary, CapitalSource Funding III LLC. The credit facility permits us to obtain financing of up to 85% of the outstanding principal balance of commercial loans we originate and transfer to this facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. Interest on borrowings under the facility is charged at the commercial paper rate, plus 0.90%. This credit facility is scheduled to expire in April 2007.

      In May 2004, we amended our $700.0 million credit facility to modify specific terms, appoint Harris Nesbitt Corp. as the new administrative agent and change the lenders participating in the facility. Availability under the facility depends on our borrowing base, which is calculated based on the outstanding principal amount of eligible loans in the facility combined with specified portfolio concentration criteria. In connection with the amendment, the maximum advance rate under this facility was increased to 75% of our borrowing base. Interest on borrowings under the facility was reduced to the commercial paper rate, as defined by each lender, plus 0.975%. This credit facility is scheduled to mature on May 24, 2007 and may be renewed annually at the option of our lenders.

      In June 2004, the capacity under our credit facility with Citigroup was increased to $460.0 million from $400.0 million.

     Convertible Debt

      In July 2004, we completed an offering of $330.0 million principal amount of 3.5% senior convertible debentures due 2034 (the “Debentures”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The Debentures will also pay contingent interest, subject to certain limitations as described in the offering memorandum, beginning on July 15, 2011. The Debentures are initially convertible, subject to certain conditions, into shares of our common stock at a conversion rate of 31.4614 shares of common stock per $1,000 principal amount of Debentures, representing an initial effective conversion price of approximately $31.78 per share. The Debentures will be redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the Debentures will have the right to require us to repurchase some or all of their Debentures for cash on July 15, 2011; July 15, 2014; July 15, 2019; July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the Debentures will also have the right to require us to repurchase some or all of their Debentures upon certain events constituting a fundamental change. As discussed in Note 6, Borrowings, of our unaudited consolidated financial statements for the three and six months ended June 30, 2004, the Debentures are unsecured and unsubordinated obligations, and are guaranteed by two of our wholly owned subsidiaries.

      We have agreed to file a shelf registration statement with respect to the resale of the Debentures and the common stock issuable upon the conversion of the Debentures with the Securities and Exchange Commission within 90 days from the initial issuance of the Debentures. We will use our best efforts to cause the shelf registration statement to be declared effective no later than 180 days after the initial issuance of the Debentures. In the event that these conditions are not met, we are obligated to pay liquidated damages to the holders of the Debentures.

     Term Debt

      In June 2004, we completed an $875.0 million term debt securitization. In conjunction with the transaction, we established a separate single purpose subsidiary, CapitalSource Commercial Loan Trust 2004-1 (“Trust 2004-1”), and contributed $875.0 million in loans, or portions thereof, to Trust 2004-1. Subject to the satisfaction of certain conditions, we remain servicer of the loans. Simultaneously with the initial contributions, Trust 2004-1 issued $765.6 million of notes to institutional investors. One of our subsidiaries retained $109.4 million in Class E notes and 100% of the Trust’s certificates. The Class A-1, A-2, B, C, and D notes carry an interest rate of one-month LIBOR plus 0.13%, 0.33%, 0.65%, 1.00%, and 1.75%, respectively. The Class A-1 notes are expected to mature on March 20, 2006. The Class A-2, B, C, and D notes are all expected to mature on September 22, 2008. The notes are collateralized by all or portions of specific commercial loans, totaling $841.7 million as of June 30, 2004. We have treated the contribution of the loans to Trust 2004-1 and the related sale of notes by Trust 2004-1 as a financing arrangement under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). As required by the terms of Trust 2004-1, we have entered into interest rate swaps and/ or caps to mitigate certain interest rate risk. As of June 30, 2004, total borrowings outstanding under this term debt transaction were $766.2 million.

      While we view the general structure, leverage and pricing we obtained on this securitization as favorable compared to our previous term debt transactions, the rating agencies imposed limitations on our ability to modify the loans contributed to Trust 2004-1. Concurrently with the imposition of these new limitations, we were also given more flexibility to repurchase modified loans out of Trust 2004-1. Under these new limitations, if we modify a loan in specific ways enumerated in the documents governing Trust 2004-1 and do not repurchase the loan, the modification triggers provisions that would reduce the cash flow from Trust 2004-1 to us as holder of the equity in Trust 2004-1. Because the nature of our loans often requires us to make modifications to them, we expect to exercise our repurchase rights prior to any reduction in cash flow occurring. Consequently, Trust 2004-1 may pay down more rapidly than our other term securitizations.

     Other Liquidity

      Additional liquidity is provided by our cash flow from operations. For the six months ended June 30, 2004 and 2003 and the year ended December 31, 2003, we generated cash flow from operations of $50.6 million, $42.9 million and $86.8 million, respectively.

      Proceeds from our equity offerings, borrowings on our credit facilities, the issuance of asset-backed notes in our term debt transactions and the issuance of convertible debt provide cash from financing activities. For the six months ended June 30, 2004 and 2003 and the year ended December 31, 2003, we generated cash flow from financing activities of $893.3 million, $709.9 million and $1.3 billion, respectively.

      Investing activities primarily relate to loan origination. For the six months ended June 30, 2004 and 2003 and the year ended December 31, 2003, we used cash in investing activities of $842.1 million, $673.9 million and $1.3 billion, respectively.

      As of June 30, 2004, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $275.1 million. Our requirement to fund unfunded commitments generally is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. Provided our clients’ additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

      We expect cash from operations, other sources of capital, including additional borrowings on existing and future credit facilities and term debt, to be adequate to support our projected needs for funding our existing loan commitments in the short-term. For the long term, the growth rate of our portfolio and other assets will determine our requirement for additional capital. Continuing to grow our portfolio at the accelerated rate at which it has been growing will require us to raise significant amounts of capital. In addition to continuing to access the secured debt market, we also will explore additional capital market financings should we determine that our growth rate requires us to raise additional capital. This could include the general unsecured debt markets, equity-related securities such as convertible debt or the issuance of common equity. To date in 2004, we have completed two convertible debt offerings which provided us with significant additional liquidity to fund our growth. We cannot assure you, however, that we will have access to any of these funding sources in the future.

     Off Balance Sheet Risk

      Depending on the legal structure of the transaction, term debt transactions may either be accounted for as off balance sheet with a gain or loss on the sale recorded in the statement of income or accounted for as on balance sheet financings. The term debt transactions we completed in May 2002, October 2002, April 2003, November 2003, and June 2004 were all recorded as on balance sheet financings.

      We are subject to off balance sheet risk in the normal course of business primarily from commitments to extend credit. As of June 30, 2004 and December 31, 2003, we had unfunded commitments to extend credit to our clients of $1.5 billion and $1.3 billion, respectively. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on balance sheet financial instruments we hold.

      We use interest rate swap agreements to hedge fixed-rate and prime rate loans pledged as collateral for our term debt. Our interest rate swap agreements modify our exposure to interest rate risk by converting fixed-rate and prime rate loans to a 30-day LIBOR rate. We enter into interest rate swaps to offset the basis swaps required by our term debt. Additionally, we use interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt. The fair market values of the interest rate swap agreements were $(0.9) million and $(1.9) million as of June 30, 2004 and December 31, 2003, respectively. The fair value of the interest rate cap agreements was not significant as of June 30, 2004 and December 31, 2003.

      We are required to enter into interest rate swaps if we have more than $50.0 million of fixed-rate loans collateralizing our multi-bank credit facility. As of June 30, 2004, we had $41.5 million of fixed-rate loans collateralizing the facility. Therefore, as of June 30, 2004, we were not required to enter into fixed-rate interest rate swaps. We may make additional fixed rate loans in the future, which could require us to enter into new interest rate swap agreements.

      For a detailed discussion of our derivatives and off balance sheet financial instruments, see Note 16, Derivatives and Off Balance Sheet Financial Instruments, in our audited consolidated financial statements for the year ended December 31, 2003 included in our Form 10-K, as filed with the SEC on March 12, 2004 and Qualitative and Quantitative Disclosures About Market Risk below.

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

      If a loan is 90 days or more past due, or we expect that the borrower will not be able to service its debt and other obligations, we will place the loan on non-accrual status. When a loan is placed on non-accrual status, interest and fees previously recognized as income but not yet paid is reversed and the recognition of interest and fee income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We will make exceptions to this policy if the loan is well secured and in the process of collection.

      Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, we receive warrants or other equity interests from the client as additional origination fees. The clients granting these interests typically are not publicly traded companies. We record the equity interests received at estimated fair value as determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share factoring in any discounts for transfer restrictions or other terms which impact the value. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. If our estimates of value of the equity interests received are not accurate, our income would be misstated.

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

      We also establish specific allowances for loan losses for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. We charge off loans against the allowance when realization from the sale of the collateral or the enforcement of guarantees does not exceed the outstanding loan amount. As of June 30, 2004, we maintained a specific allowance for loan losses of $0.6 million.

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

     Term Debt Transactions

      Periodically, we transfer pools of loans to special purpose entities for use in term debt transactions. These on balance sheet term debt transactions comprise a significant source of our overall funding, with the face amount of the outstanding loans assumed by third parties totaling $1.7 billion and $1.1 billion as of June 30, 2004 and December 31, 2003, respectively. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. If our judgments as to whether the term debt transactions met the requirements for on balance sheet financing were not appropriate, the accounting would be materially different with gains or losses recorded on the transfer of loans.

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

      Concurrently with our sale of the debentures, we entered into two separate call option transactions with an affiliate of one of the initial purchasers, in each case covering the same number of shares as into which the debentures are initially convertible. In one transaction, we purchased a call option at a strike price equal to the initial conversion price of the debentures. This option expires on March 15, 2009 and requires physical settlement. We intend to exercise this call option from time to time as necessary to acquire shares that we may be required to deliver upon receipt of a notice of conversion of the debentures. In the second transaction, we sold warrants to one of the initial purchasers for the purchase of up to 7.4 million of our common shares at a strike price of approximately $40.30 per share. The warrants expire at various dates from March 2009 through June 2009 and must be settled in net shares. The net effect of entering into the call option and warrant transactions was to minimize potential dilution as a result of the conversion of the debentures by increasing the effective conversion price of the debentures to a 75% premium over the March 15, 2004 closing price of our common stock. The call option and warrant transactions were net settled at a net cost of approximately $25.6 million, which we paid from the proceeds of our sale of the debentures and is included as a net reduction in shareholders’ equity in the consolidated balance sheet.

      The debentures we issued in July 2004 are initially convertible into our common stock at a conversion price of $31.78 per share, subject to adjustment upon the occurrence of specified events. At the initial conversion price, each $1,000 of principal of the debentures is convertible into 31.4614 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the debentures may convert their debentures prior to maturity only if: (1) the price of our common stock reaches specified thresholds, (2) the trading price of the debentures falls below a specified threshold, (3) the debentures have been called for redemption, or (4) specified corporate transactions occur, each as described in the offering memorandum.

      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their debentures for 100% of the principal amount.

Item 4:     Controls and Procedures

      As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to CapitalSource (including our consolidated subsidiaries) that is required to be disclosed in our Exchange Act reports filed with the Securities and Exchange Commission and in ensuring that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     OTHER INFORMATION

Item 1:	Legal Proceedings

      None

Item 2:	Changes in Securities and Use of Proceeds

      A summary of our repurchases of shares of our common stock for the three months ended June 30, 2004 was as follows:

			Shares Purchased	Maximum
		Average	as Part of	Number of Shares
	Total Number	Price	Publicly	that May Yet be
	of Shares	Paid per	Announced Plans	Purchased Under
	Purchased	Share	or Programs	the Plans

April 1 – April 30, 2004.	—	—	—	—
May 1 – May 30, 2004.	9,470 (1)	$21.92	—	—
June 1 – June 30, 2004.	—	—	—	—

Total	9,470	$21.92

(1)	Shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Equity Incentive Plan.

Item 3:	Defaults Upon Senior Securities

      None

Item 4:	Submission of Matters to a Vote of Security Holders

      At the Registrant’s Annual Meeting of Stockholders held on April 28, 2004, the following matters were submitted to a vote of the stockholders of the Registrant:

PROPOSAL I

      Election of nominees to the Board of Directors of the Registrant for a term that ends at the 2007 Annual Meeting:

	Shares Voted in Favor	Shares Withheld

Andrew B. Fremder	89,670,092	2,788,374
Tully M. Friedman	91,027,496	1,430,970
Paul R. Wood	89,349,992	3,108,474

Item 5:	Other Information

      None

Item 6:	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The Index to Exhibits attached hereto is incorporated herein by reference.

      (b) Reports on Form 8-K

      During the second quarter of the fiscal year ended June 30, 2004, the registrant filed the following reports on Form 8-K:

      On June 30, 2004, we filed a report on Form 8-K relating to a press release issued to report our intention to issue a new series of senior convertible debentures due 2034 and a press release announcing the sale of the debentures.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	/s/ JOHN K. DELANEY John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2004	/s/ THOMAS A. FINK Thomas A. Fink Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2004	/s/ JAMES M. MOZINGO James M. Mozingo Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3.2		Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.1		Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.2		Indenture dated as of May 16, 2002, by and between CapitalSource Commercial Loan Trust 2002-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.3		Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.4		Indenture dated as of April 17, 2003, by and between CapitalSource Commercial Loan Trust 2003-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.5		Indenture dated as of September 17, 2003, between CapitalSource Funding II Trust and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.6		Indenture dated as of November 25, 2003, by and between CapitalSource Commercial Loan Trust 2003-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
4.7		Indenture dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of Senior Convertible Debenture Due 2034 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.8		Indenture dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee.†
10.8.5		Amendment No. 5 to Loan Certificate and Servicing Agreement, dated as of April 8, 2004.†
10.14.1	.1	First Amendment to the Sale and Servicing Agreement, dated as of April 8, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer.†
10.14.1	.2	Second Amendment to the Sale and Servicing Agreement, dated as of April 15, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer.†

Exhibit
No.		Description

10.14.1	.3	Third Amendment to the Sale and Servicing Agreement, dated as of June 29, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer.†
10.14.3	.1	First Amendment to the Note Purchase Agreement, dated as of April 8, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser.†
10.14.3	.2	Second Amendment to the Note Purchase Agreement, dated as of April 15, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser.†
10.14.3	.3	Third Amendment to the Note Purchase Agreement, dated as of May 21, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser.†
10.14.3	.4	Fourth Amendment to the Note Purchase Agreement, dated as of June 29, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser.†
10.24		Fourth Amended and Restated Loan Certificate and Servicing Agreement, dated as of May 28, 2004, by and among CapitalSource Funding LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, each of the Purchasers and Purchaser Agents from time to time party thereto, Harris Nesbitt Corp., as Administrative Agent, and Wells Fargo Bank, National Association, as Backup Servicer and Collateral Custodian.†
10.25		Sale and Servicing Agreement, dated as of April 20, 2004, by and among CapitalSource Funding III LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, Variable Funding Capital Corporation and each other Commercial Paper Conduit from time to time party thereto, as Conduit Purchasers, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and as VFCC Agent, each other Purchaser Agent from time to time party thereto, as Additional Agents, and Wells Fargo Bank, National Association, as Backup Servicer and as Collateral Custodian.†
10.25.1		Amendment No. 1 to Sale and Servicing Agreement, dated as of May 28, 2004.†
10.26		Sale and Servicing Agreement, dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as the Issuer, CapitalSource Commercial Loan, LLC, 2004-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer.†
31.1		Certificate of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.