Form 10-Q
period 2004-09-30
CAPITALSOURCE INC
filed 2004-11-15
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     As of November 1, 2004, the number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding was 117,831,685.

CAPITALSOURCE INC.

CAPITALSOURCE INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	($ in thousands)
ASSETS
Cash and cash equivalents	$121,357	$69,865
Restricted cash	110,188	79,913
Loans:
Loans	3,783,077	2,416,907
Less deferred loan fees and discounts	(80,785)	(59,793)
Less allowance for loan losses	(32,612)	(18,025)

Loans, net	3,669,680	2,339,089
Investments	43,638	39,788
Deferred financing fees, net	34,435	17,348
Property and equipment, net	9,985	8,590
Other assets	29,534	12,498

Total assets	$4,018,817	$2,567,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$8,446
Credit facilities	1,266,825	737,998
Term debt	1,252,720	923,208
Convertible debt	557,780	—
Accounts payable and other liabilities	37,583	29,466
Due diligence deposits	951	841

Total liabilities	3,115,859	1,699,959
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 119,118,235 and 118,780,773 shares issued; 117,818,235 and 118,780,773 shares outstanding, respectively)	1,178	1,188
Additional paid-in capital	759,828	777,766
Retained earnings	194,249	108,182
Deferred compensation	(21,751)	(21,065)
Accumulated other comprehensive (loss) income, net	(620)	1,061
Treasury stock, at cost	(29,926)	—

Total shareholders’ equity	902,958	867,132

Total liabilities and shareholders’ equity	$4,018,817	$2,567,091

See accompanying notes.

CAPITALSOURCE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Unaudited)
	($ in thousands, except per share data)
Net interest and fee income:
Interest	$86,344	$47,336	$218,325	$121,372
Fee income	26,010	15,105	61,848	35,238

Total interest and fee income	112,354	62,441	280,173	156,610
Interest expense	21,922	10,304	51,296	27,409

Net interest and fee income	90,432	52,137	228,877	129,201
Provision for loan losses	7,832	3,687	20,238	8,461

Net interest and fee income after provision for loan losses	82,600	48,450	208,639	120,740
Operating expenses:
Compensation and benefits	19,627	11,553	51,613	30,618
Other administrative expenses	8,838	5,761	26,691	14,884

Total operating expenses	28,465	17,314	78,304	45,502
Other income (expense):
Diligence deposits forfeited	1,249	230	4,345	2,224
(Loss) gain on investments	(435)	4,985	(455)	5,099
(Loss) gain on derivatives	(223)	431	(480)	(68)
Other income	3,423	1,077	7,886	2,231

Total other income	4,014	6,723	11,296	9,486

Net income before income taxes	58,149	37,859	141,631	84,724
Income taxes	23,841	6,564	55,564	6,564

Net income	$34,308	$31,295	$86,067	$78,160

Net income per share:
Basic	$0.30	$0.29	$0.74	$0.77
Diluted	$0.29	$0.28	$0.73	$0.75
Average shares outstanding:
Basic	115,913,505	108,969,401	116,208,773	101,751,387
Diluted	117,358,735	110,824,452	117,600,329	103,600,367

See accompanying notes.

CAPITALSOURCE INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Additional			Comprehensive	Treasury	Total
	Common	Paid-In	Retained	Deferred	Income	Stock,	Shareholders’
	Stock	Capital	Earnings	Compensation	(Loss), net	at cost	Equity

	(Unaudited)
	($ in thousands)
Total shareholders’ equity as of December 31, 2003	$1,188	$777,766	$108,182	$(21,065)	$1,061	$—	$867,132
Net income	—	—	86,067	—	—	—	86,067
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	—	(1,681)	—	(1,681)

Total comprehensive income							84,386
Proceeds from issuance of common stock, net	—	239	—	—	—	—	239
Stock option expense	—	272	—	—	—	—	272
Exercise of options	1	796	—	—	—	—	797
Purchase of treasury stock	(13)	—	—	—	—	(29,926)	(29,939)
Purchase of call option, net	—	(25,577)	—	—	—	—	(25,577)
Restricted stock activity	2	4,194	—	(4,196)	—	—	—
Amortization of deferred stock compensation	—	—	—	3,510	—	—	3,510
Tax benefit on purchase of call option	—	1,351	—	—	—	—	1,351
Tax benefit on exercise of options	—	787	—	—	—	—	787

Total shareholders’ equity as of September 30, 2004	$1,178	$759,828	$194,249	$(21,751)	$(620)	$(29,926)	$902,958

See accompanying notes.

CAPITALSOURCE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$86,067	$78,160
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	272	262
Amortization of deferred loan fees	(33,327)	(24,836)
Provision for loan losses	20,238	8,461
Amortization of deferred financing fees	9,603	5,449
Depreciation and amortization	1,743	931
Benefit for deferred income taxes	(8,516)	(1,979)
Amortization of deferred stock compensation	3,510	170
Loss (gain) on investments	455	(5,099)
Loss on derivatives	480	68
Decrease (increase) in other assets	216	(2,614)
Increase in accounts payable and other liabilities	7,187	15,128
Increase (decrease) in due diligence deposits	110	(811)

Cash provided by operating activities	88,038	73,290
Investing activities:
Increase in restricted cash	(29,387)	(10,907)
Increase in loans, net	(1,228,768)	(864,312)
Acquisition of CIG, net	(93,446)	—
Acquisition of investments, net	(6,444)	(10,282)
Acquisition of property and equipment	(3,138)	(2,844)

Cash used in investing activities	(1,361,183)	(888,345)
Financing activities:
Payment of deferred financing fees	(26,690)	(10,518)
(Repayments of) borrowings under repurchase agreements, net	(7,949)	53,016
Borrowings on credit facilities, net	528,827	379,242
Borrowings of term debt	765,625	371,309
Repayments of term debt	(435,696)	(199,012)
Borrowings of convertible debt	555,000	—
Members’ contributions, net	—	71,153
Distributions to members	—	(32,698)
Proceeds from issuance of common stock, net	239	242,616
Proceeds from exercise of options	797	63
Call option transactions, net	(25,577)	—
Purchase of treasury stock	(29,939)	—

Cash provided by financing activities	1,324,637	875,171

Increase in cash and cash equivalents	51,492	60,116
Cash and cash equivalents as of beginning of period	69,865	49,806

Cash and cash equivalents as of end of period	$121,357	$109,922

See accompanying notes.

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

      CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial finance company that provides a broad array of financial products to small and medium-sized businesses. We provide the following products:

•	Senior Secured Asset-Based Loans — loans that are underwritten based on our assessment of the client’s eligible accounts receivable and/or inventory;

•	Senior Secured Cash Flow Loans — loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Mortgage Loans — loans that are secured by first mortgages on the property of the client;

•	Term B, Second Lien, and Mezzanine Loans — loans, including subordinated mortgage loans, that come after a client’s senior loans in right of payment or upon liquidation; and

•	Private Equity Co-Investments — opportunistic equity investments, typically in conjunction with lending relationships and on the same terms as other equity investors.

      As of September 30, 2004, we are the parent company of the following wholly owned significant subsidiaries:

Entity	Purpose

CapitalSource Finance LLC	Primary operating subsidiary that conducts lending business of CapitalSource.
CapitalSource Holdings Inc., formerly CapitalSource Holdings LLC	Holding company for CapitalSource Finance LLC.
CapitalSource Funding LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CS Funding II Depositor LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CapitalSource Commercial Loan Trust 2004-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

      On August 6, 2003, CapitalSource became the successor to CapitalSource Holdings LLC through a reorganization. In the reorganization, a wholly owned subsidiary of CapitalSource merged with and into CapitalSource Holdings LLC, with CapitalSource Holdings LLC continuing as a wholly owned subsidiary of CapitalSource. As a result of the merger, the holders of units of membership interest in CapitalSource Holdings LLC received, on a one-for-one basis, shares of CapitalSource common stock in exchange for their units, and the shares of CapitalSource common stock owned by CapitalSource Holdings LLC were canceled.

      In September 2004, CapitalSource Holdings LLC was incorporated under the laws of Delaware and changed its name to CapitalSource Holdings Inc. (“CapitalSource Holdings”).

Note 2.	Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements Basis of Presentation

      Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting on Form 10-Q and Article 10 of Regulation S-X (“Regulation S-X”). Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      The accompanying financial statements reflect our consolidated accounts, including all of our subsidiaries and the related consolidated results of operations with all intercompany balances and transactions eliminated in consolidation.

      Certain amounts in prior period’s consolidated financial statements have been reclassified to conform to the current period presentation.

      Our accounting policies are described in Note 1 of our audited December 31, 2003 financial statements included in our Annual Report on Form 10-K and Note 1 of our unaudited March 31, 2004 and June 30, 2004 financial statements included in our Quarterly Reports on Form 10-Q. The accounting policies that management has identified as critical or complex accounting policies are described on Page 38 of this Form 10-Q under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.

Note 3.	Recently Issued Accounting Guidance

      In March and July 2004, we issued two series of contingent convertible debentures (“Contingent Convertibles”) that are convertible into 7,401,420 and 10,382,262 shares of common stock, respectively. Contingent Convertibles combine the features of contingently issuable shares with a convertible debt instrument. These instruments generally become convertible into common stock only if one or more specified events occur, such as the underlying common stock achieving a specified price target.

      Under current interpretations of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, issuers of Contingent Convertibles exclude the potential common shares underlying the Contingent Convertibles from the calculation of diluted net income per share until the market price or other substantive contingency is met. When the contingency is met, generally the if-converted method is used to calculate the dilutive impact of the instrument. Under the if-converted method, the instrument is considered converted, with the resulting number of shares included in the denominator of the net income per share calculation and the interest expense, net of tax, added back to the numerator of the net income per share calculation. Under these interpretations, we did not include any of the shares issuable upon conversion of our Contingent Convertibles in our calculation of diluted net income or diluted net income per share for the periods ended March 31, 2004, June 30, 2004, or September 30, 2004.

      In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final conclusion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). The EITF concluded the common stock underlying contingent convertible debt instruments such as our Contingent Convertibles should be included in diluted net income per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met. The EITF concluded that this new treatment should be applied retroactively, with the result that issuers of securities like our Contingent Convertibles would be required to restate previously issued diluted earnings per share. In October 2004, the FASB approved EITF 04-8 and established an implementation date of December 15, 2004.

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the terms of the indentures governing our Contingent Convertibles, we have the ability to make irrevocable elections to pay the principal balance of the Contingent Convertibles in cash upon any conversion prior to or at maturity. By making these elections, under current interpretations of SFAS No. 128 and consistent with the provisions of EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, the common stock underlying the principal amount of the Contingent Convertibles would not be required to be included in our calculation of diluted net income per share and would have no past or future impact on our diluted net income per share. The only impact on diluted net income per share from our Contingent Convertibles would be from the application of the treasury stock method to any conversion spread on those instruments. Prior to the effective date of EITF 04-8, we intend to make such irrevocable elections for each series of our Contingent Convertibles. As a result, we do not anticipate the adoption of EITF 04-8 will have any impact on our net income or our diluted net income per share.

Note 4.	Credit Quality

      As of September 30, 2004 and December 31, 2003, the net principal balance of impaired loans, as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaled $42.4 million and $15.3 million, respectively. As of September 30, 2004 and December 31, 2003, specific reserves for the impaired loans were $5.6 million and $2.7 million, respectively. Additionally, as of September 30, 2004 and December 31, 2003, loans with an aggregate net principal balance of $44.1 million and $8.8 million, respectively, were on non-accrual status.

      For the nine months ended September 30, 2004, we had no new loans that were accounted for as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructuring. For the year ended December 31, 2003, loans with a carrying value of $36.3 million as of December 31, 2003 were classified as troubled debt restructurings. The specific reserve for loans classified as troubled debt restructurings was $0.5 million as of December 31, 2003.

      Activity in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 was as follows:

	Nine Months Ended
	September 30,

	2004	2003

	($ in thousands)
Balance as of beginning of period	$18,025	$6,688
Provision for loan losses	20,238	8,461
Charge offs	(5,651)	—

Balance as of end of period	$32,612	$15,149

Note 5.	Acquisition

      On July 1, 2004, we acquired all of the outstanding equity of CIG International, LLC and CIG Holdings, Inc. (collectively, “CIG”), a Washington, D.C.-based specialty lender that provides mezzanine debt financing to the for-sale residential real estate development industry, for approximately $96.6 million. As part of our effort to increase our overall market share, we acquired CIG to expand our real estate lending activities into mezzanine financing for residential development projects. The results of CIG’s operations have been included in our consolidated financial statements since July 1, 2004.

      We accounted for the acquisition as a business combination and applied the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed in the transaction based on estimates of fair value at

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of acquisition. The fair value of assets acquired included loans of $89.1 million, real estate owned of $3.8 million, goodwill of $3.8 million, cash of $3.2 million, and $3.3 million of other net liabilities. Identifiable intangible assets for this acquisition were not significant. Real estate owned and goodwill are included in other assets in the consolidated balance sheet.

      The allocation of the purchase price is subject to change and reallocation as adjustments are made to initial acquisition asset and liability fair value estimates and classifications. In addition, the purchase price could change based on the settlement of $0.9 million of contingencies for certain matters present at the acquisition date if any such settlement occurs.

      Pro forma disclosure of the acquisition has not been presented as CIG does meet the definition of a significant subsidiary under Regulation S-X.

Note 6.	Borrowings

      As of September 30, 2004 and December 31, 2003, we had outstanding borrowings totaling $3.1 billion and $1.7 billion, respectively. For a detailed discussion of our borrowings, see Note 8, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2003 included in our Form 10-K, as filed with the SEC on March 12, 2004.

      The following changes to our borrowings occurred during the three months ended September 30, 2004:

Convertible Debt

      In July 2004, we completed an offering of $330.0 million principal amount of 3.5% senior convertible debentures due 2034 (the “Debentures”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The Debentures will also pay contingent interest, subject to certain limitations as described in the offering memorandum, beginning on July 15, 2011. The Debentures are initially convertible, subject to certain conditions, into shares of our common stock at a conversion rate of 31.4614 shares of common stock per $1,000 principal amount of Debentures, representing an initial effective conversion price of approximately $31.78 per share. The Debentures will be redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the Debentures will have the right to require us to repurchase some or all of their Debentures for cash on July 15, 2011; July 15, 2014; July 15, 2019; July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the Debentures will also have the right to require us to repurchase some or all of their Debentures upon certain events constituting a fundamental change. The Debentures are unsecured and unsubordinated obligations, and are guaranteed by CapitalSource Holdings and CapitalSource Finance LLC (“CapitalSource Finance”), two of our wholly owned subsidiaries.

      Holders of the Debentures may convert their Debentures prior to maturity only if: (1) the price of our common stock reaches certain thresholds during periods of time specified by the Debentures, (2) specified corporate transactions occur, (3) the Debentures have been called for redemption, or (4) the trading price of the Debentures falls below a certain threshold.

      We received net proceeds from the offering of approximately $321.4 million, after deducting the initial purchasers’ discounts and commissions and estimated expenses in the aggregate of approximately $8.6 million. We used the net proceeds from this offering to repay outstanding indebtedness under our credit facilities and for other general corporate purposes.

      In September 2004, we filed a shelf registration statement with respect to the resale of the Debentures and the common stock issuable upon the conversion of the Debentures with the Securities and Exchange Commission. Also, in September 2004, we filed a shelf registration statement with respect to the resale of the $225.0 million in aggregate principal amount of senior convertible debentures issued in March 2004 and the

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock issuable upon the conversion of the debentures. On October 20, 2004, these registration statements were declared effective by the Securities and Exchange Commission.

Note 7.	Guarantor Information

      The following represents the unaudited supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of the convertible debt issued in March 2004, CapitalSource Holdings and CapitalSource Finance, which are guarantors of the convertible debentures, and our subsidiaries that are not guarantors of the convertible debentures as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003. CapitalSource Holdings and CapitalSource Finance have guaranteed the debentures, jointly and severally, on a senior basis. CapitalSource Finance is a wholly owned subsidiary of CapitalSource Holdings. Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

September 30, 2004

		CapitalSource Holdings Inc.

		Combined Non-	Combined
		Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$—	$89,425	$31,932	$—	$121,357
Restricted cash	—	27,083	83,105	—	110,188
Loans:
Loans	—	3,610,522	179,262	(6,707)	3,783,077
Less deferred loan fees and discounts	—	(41)	(80,744)	—	(80,785)
Allowance for loan losses	—	—	(32,612)	—	(32,612)

Loans, net	—	3,610,481	65,906	(6,707)	3,669,680
Investment in subsidiaries	1,437,100	—	1,193,124	(2,630,224)	—
Intercompany due from/ (due to)	—	9,982	(9,982)	—	—
Intercompany note receivable	—	—	35,617	(35,617)	—
Investments	—	—	43,638	—	43,638
Deferred financing fees, net	13,705	20,600	130	—	34,435
Property and equipment, net	—	4	9,981	—	9,985
Other assets	11,960	1,923	15,651	—	29,534

Total assets	$1,462,765	$3,759,498	$1,469,102	$(2,672,548)	$4,018,817

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities	$—	$1,266,825	$—	$—	$1,266,825
Term debt	—	1,254,835	(2,115)	—	1,252,720
Convertible debt	557,780	—	—	—	557,780
Accounts payable and other liabilities	2,027	8,908	33,355	(6,707)	37,583
Intercompany note payable	—	35,617	—	(35,617)	—
Due diligence deposits	—	189	762	—	951

Total liabilities	559,807	2,566,374	32,002	(42,324)	3,115,859
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,178	—	—	—	1,178
Additional paid-in capital	759,828	758,568	1,110,394	(1,868,962)	759,828
Retained earnings	194,249	434,752	327,517	(762,269)	194,249
Deferred compensation	(21,751)	—	—	—	(21,751)
Accumulated other comprehensive loss, net	(620)	(196)	(811)	1,007	(620)
Treasury stock, at cost	(29,926)	—	—	—	(29,926)

Total shareholders’ equity	902,958	1,193,124	1,437,100	(2,630,224)	902,958

Total liabilities and shareholders’ equity	$1,462,765	$3,759,498	$1,469,102	$(2,672,548)	$4,018,817

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2003

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$—	$37,848	$32,017	$—	$69,865
Restricted cash	—	16,860	63,053	—	79,913
Loans:
Loans	—	2,400,601	27,419	(11,113)	2,416,907
Less deferred loan fees and discounts	—	1,221	(61,014)	—	(59,793)
Allowance for loan losses	—	—	(18,025)	—	(18,025)

Loans, net	—	2,401,822	(51,620)	(11,113)	2,339,089
Investment in subsidiaries	864,073	—	1,030,148	(1,894,221)	—
Intercompany (due to)/ due from	—	9,727	(9,727)	—	—
Intercompany note receivable	—	246,985	33,046	(280,031)	—
Investments	—	—	39,788	—	39,788
Deferred financing fees, net	—	17,216	132	—	17,348
Property and equipment, net	—	5	8,585	—	8,590
Other assets	3,623	972	7,903	—	12,498

Total assets	$867,696	$2,731,435	$1,153,325	$(2,185,365)	$2,567,091

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$—	$—	$8,446	$—	$8,446
Credit facilities	—	737,998	—	—	737,998
Term debt	—	923,503	(295)	—	923,208
Accounts payable and other liabilities	564	6,554	33,461	(11,113)	29,466
Intercompany note payable	—	33,046	246,985	(280,031)	—
Due diligence deposits	—	186	655	—	841

Total liabilities	564	1,701,287	289,252	(291,144)	1,699,959
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,188	—	—	—	1,188
Additional paid-in capital	777,766	799,263	701,500	(1,500,763)	777,766
Retained earnings	108,182	230,875	161,522	(392,397)	108,182
Deferred compensation	(21,065)	—	—	—	(21,065)
Accumulated other comprehensive income, net	1,061	10	1,051	(1,061)	1,061

Total shareholders’ equity	867,132	1,030,148	864,073	(1,894,221)	867,132

Total liabilities and shareholders’ equity	$867,696	$2,731,435	$1,153,325	$(2,185,365)	$2,567,091

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2004

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$83,327	$3,678	$(661)	$86,344
Fee income	—	11,908	14,102	—	26,010

Total interest and fee income	—	95,235	17,780	(661)	112,354
Interest expense	3,899	18,476	208	(661)	21,922

Net interest and fee income	(3,899)	76,759	17,572	—	90,432
Provision for loan losses	—	—	7,832	—	7,832

Net interest and fee income after provision for loan losses	(3,899)	76,759	9,740	—	82,600
Operating expenses:
Compensation and benefits	—	344	19,283	—	19,627
Other administrative expenses	3	112	8,723	—	8,838

Total operating expenses	3	456	28,006	—	28,465
Other income (expense):
Diligence deposits forfeited	—	—	1,249	—	1,249
Loss on investments	—	—	(435)	—	(435)
(Loss) gain on derivatives	—	(1,799)	1,576	—	(223)
Other income	—	2,607	816	—	3,423
Earnings in subsidiaries	62,051	—	78,645	(140,696)	—
Intercompany	—	1,534	(1,534)	—	—

Total other income	62,051	2,342	80,317	(140,696)	4,014

Net income before income taxes	58,149	78,645	62,051	(140,696)	58,149
Income taxes	23,841	—	—	—	23,841

Net income	$34,308	$78,645	$62,051	$(140,696)	$34,308

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2004

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$222,112	$7,035	$(10,822)	$218,325
Fee income	—	24,605	37,243	—	61,848

Total interest and fee income	—	246,717	44,278	(10,822)	280,173
Interest expense	5,039	47,633	9,446	(10,822)	51,296

Net interest and fee income	(5,039)	199,084	34,832	—	228,877
Provision for loan losses	—	—	20,238	—	20,238

Net interest and fee income after provision for loan losses	(5,039)	199,084	14,594	—	208,639
Operating expenses:
Compensation and benefits	—	946	50,667	—	51,613
Other administrative expenses	43	496	26,152	—	26,691

Total operating expenses	43	1,442	76,819	—	78,304
Other income (expense):
Diligence deposits forfeited	—	—	4,345	—	4,345
Loss on investments	—	—	(455)	—	(455)
(Loss) gain on derivatives	—	(2,965)	2,485	—	(480)
Other income	—	6,668	1,218	—	7,886
Earnings in subsidiaries	146,713	—	205,482	(352,195)	—
Intercompany	—	4,137	(4,137)	—	—

Total other income	146,713	7,840	208,938	(352,195)	11,296

Net income before income taxes	141,631	205,482	146,713	(352,195)	141,631
Income taxes	55,564	—	—	—	55,564

Net income	$86,067	$205,482	$146,713	$(352,195)	$86,067

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2003

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$48,460	$1,809	$(2,933)	$47,336
Fee income	—	3,753	11,352	—	15,105

Total interest and fee income	—	52,213	13,161	(2,933)	62,441
Interest expense	—	10,882	2,355	(2,933)	10,304

Net interest and fee income	—	41,331	10,806	—	52,137
Provision for loan losses	—	—	3,687	—	3,687

Net interest and fee income after provision for loan losses	—	41,331	7,119	—	48,450
Operating expenses:
Compensation and benefits	—	154	11,399	—	11,553
Other administrative expenses	—	76	5,685	—	5,761

Total operating expenses	—	230	17,084	—	17,314
Other income (expense):
Diligence deposits forfeited	—	—	230	—	230
Gain on investments	—	—	4,985	—	4,985
Gain (loss) on derivatives	—	565	(134)	—	431
Other income	—	526	551	—	1,077
Earnings in subsidiaries	27,744	—	40,375	(68,119)	—
Intercompany	—	(1,817)	1,817	—	—

Total other income (expense)	27,744	(726)	47,824	(68,119)	6,723

Net income before income taxes	27,744	40,375	37,859	(68,119)	37,859
Income taxes	6,564	—	—	—	6,564

Net income	$21,180	$40,375	$37,859	$(68,119)	$31,295

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2003

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$121,183	$4,367	$(4,178)	$121,372
Fee income	—	8,444	26,794	—	35,238

Total interest and fee income	—	129,627	31,161	(4,178)	156,610
Interest expense	—	28,922	2,665	(4,178)	27,409

Net interest and fee income	—	100,705	28,496	—	129,201
Provision for loan losses	—	—	8,461	—	8,461

Net interest and fee income after provision for loan losses	—	100,705	20,035	—	120,740
Operating expenses:
Compensation and benefits	—	437	30,181	—	30,618
Other administrative expenses	—	252	14,632	—	14,884

Total operating expenses	—	689	44,813	—	45,502
Other income (expense):
Diligence deposits forfeited	—	—	2,224	—	2,224
Gain on investments	—	—	5,099	—	5,099
(Loss) gain on derivatives	—	(467)	399	—	(68)
Other income	—	1,669	562	—	2,231
Earnings in subsidiaries	27,744	—	99,401	(127,145)	—
Intercompany	—	(1,817)	1,817	—	—

Total other income (expense)	27,744	(615)	109,502	(127,145)	9,486

Net income before income taxes	27,744	99,401	84,724	(127,145)	84,724
Income taxes	6,564	—	—	—	6,564

Net income	$21,180	$99,401	$84,724	$(127,145)	$78,160

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2004

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$86,067	$205,482	$146,713	$(352,195)	$86,067
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	272	—	—	—	272
Amortization of deferred loan fees	—	—	(33,327)	—	(33,327)
Provision for loan losses	—	—	20,238	—	20,238
Amortization of deferred financing fees	899	8,641	63	—	9,603
Depreciation and amortization	—	—	1,743	—	1,743
Benefit for deferred income taxes	(8,516)	—	—	—	(8,516)
Amortization of deferred stock compensation	3,510	—	—	—	3,510
(Gain) loss on investments	—	(172)	627	—	455
Loss (gain) on derivatives	—	2,968	(2,488)	—	480
Decrease (increase) in note receivable	—	246,985	(2,571)	(244,414)	—
Decrease (increase) in other assets	179	(951)	988	—	216
Increase (decrease) in accounts payable and other liabilities	6,381	3,179	(7,239)	4,866	7,187
Increase in due diligence deposits	—	3	107	—	110
Net transfers with subsidiaries	(574,708)	(42,508)	265,021	352,195	—

Cash (used in) provided by operating activities	(485,916)	423,627	389,875	(239,548)	88,038
Investing activities:
Increase in restricted cash	—	(10,223)	(19,164)	—	(29,387)
Increase in loans, net	—	(1,211,626)	(12,276)	(4,866)	(1,228,768)
Acquisition of CIG	—	—	(93,446)	—	(93,446)
Acquisition of investments	—	—	(6,444)	—	(6,444)
Acquisition of property and equipment	—	—	(3,138)	—	(3,138)

Cash used in investing activities	—	(1,221,849)	(134,468)	(4,866)	(1,361,183)
Financing activities:
Payment of deferred financing fees	(14,604)	(12,025)	(61)	—	(26,690)
Increase (decrease) in intercompany note payable	—	2,571	(246,985)	244,414	—
Borrowings under (repayments of) repurchase agreements, net	—	497	(8,446)	—	(7,949)
Borrowings on credit facilities, net	—	528,827	—	—	528,827
Borrowings of term debt	—	765,625	—	—	765,625
Repayments of term debt	—	(435,696)	—	—	(435,696)
Borrowings of convertible debt	555,000	—	—	—	555,000
Proceeds from issuance of common stock, net	239	—	—	—	239
Proceeds from exercise of options	797	—	—	—	797
Call option transactions, net	(25,577)	—	—	—	(25,577)
Purchase of treasury stock	(29,939)	—	—	—	(29,939)

Cash provided by (used in) financing activities	485,916	849,799	(255,492)	244,414	1,324,637

Increase (decrease) in cash and cash equivalents	—	51,577	(85)	—	51,492
Cash and cash equivalents as of beginning of period	—	37,848	32,017	—	69,865

Cash and cash equivalents as of end of period	$—	$89,425	$31,932	$—	$121,357

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2003

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$21,180	$99,401	$84,724	$(127,145)	$78,160
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	60	—	202	—	262
Amortization of deferred loan fees	—	—	(24,836)	—	(24,836)
Provision for loan losses	—	—	8,461	—	8,461
Amortization of deferred financing fees	—	5,406	43	—	5,449
Depreciation and amortization	—	—	931	—	931
Benefit for deferred income taxes	(1,979)	—	—	—	(1,979)
Amortization of deferred stock compensation	170	—	—	—	170
Gain on investments	—	—	(5,099)	—	(5,099)
Loss (gain) on derivatives	—	272	(204)	—	68
(Increase) decrease in note receivable	—	(246,985)	6,376	240,609	—
Decrease (increase) in other assets	12	(142)	(2,484)	—	(2,614)
Increase in accounts payable and other liabilities	8,544	917	9,603	(3,936)	15,128
Increase in due diligence deposits	—	112	(923)	—	(811)
Net transfers with subsidiaries	(270,640)	544,925	(401,430)	127,145	—

Cash (used in) provided by operating activities	(242,653)	403,906	(324,636)	236,673	73,290
Investing activities:
Increase in restricted cash	—	(5,477)	(5,430)	—	(10,907)
Increase in loans, net	—	(915,891)	47,643	3,936	(864,312)
Acquisition of investments	—	—	(10,282)	—	(10,282)
Acquisition of property and equipment	—	—	(2,844)	—	(2,844)

Cash used in (provided by) investing activities	—	(921,368)	29,087	3,936	(888,345)
Financing activities:
Payment of deferred financing fees	—	(10,101)	(417)	—	(10,518)
(Decrease) increase in intercompany note payable	—	(6,376)	246,985	(240,609)	—
Borrowings under (repayments of) repurchase agreements, net	—	44,376	8,640	—	53,016
Borrowings on credit facilities, net	—	379,242	—	—	379,242
Borrowings of term debt	—	371,309	—	—	371,309
Repayments of term debt	—	(199,012)	—	—	(199,012)
Members’ contributions, net	—	—	71,153	—	71,153
Distributions to members	—	—	(32,698)	—	(32,698)
Proceeds from issuance of common stock, net	242,616	—	—	—	242,616
Proceeds from exercise of options	37	—	26	—	63

Cash provided by financing activities	242,653	579,438	293,689	(240,609)	875,171

Increase (decrease) in cash and cash equivalents	—	61,976	(1,860)	—	60,116
Cash and cash equivalents as of beginning of period	—	40,191	9,615	—	49,806

Cash and cash equivalents as of end of period	$—	$102,167	$7,755	$—	$109,922

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Shareholders’ Equity

Common Stock Shares Outstanding

      Common stock share activity for the nine months ended September 30, 2004 was as follows:

Outstanding as of December 31, 2003	118,780,773
Exercise of options	125,952
Issuance of shares under the Employee Stock Purchase Plan	32,517
Restricted stock and other stock grants, net	178,993
Repurchase of treasury stock	(1,300,000)

Outstanding as of September 30, 2004	117,818,235

Employee Stock Purchase Plan

      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Employee Stock Purchase Plan (“ESPP”). A total of 2.0 million shares of common stock were initially reserved for issuance under the ESPP. Such shares of common stock may be authorized but unissued shares of common stock, treasury shares or shares of common stock purchased on the open market by us. The ESPP will expire upon the earliest of such time as the Board of Directors, in its discretion, chooses to terminate the ESPP, when all of the shares of common stock have been issued under the plan or upon the expiration of ten years from the effective date of the ESPP. We issued 32,517 shares under the ESPP during the nine months ended September 30, 2004. As of September 30, 2004, there are currently 1,908,790 shares remaining available for issuance under the ESPP.

Equity Incentive Plan

      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan (successor to the Equity Incentive Plan, the “Plan”). A total of 14.0 million shares of common stock were initially reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in it sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) ten years after the effective date of the Plan. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. As of September 30, 2004, there are currently 7,811,165 shares remaining available for issuance under the Plan.

Restricted Stock

      Pursuant to the Plan, we have granted shares of restricted common stock to certain employees and non-employee directors of the Board of Directors, which vest over time, generally between one and five years. Of the 14.0 million shares initially authorized for awards under the Plan, up to 5.0 million shares were initially authorized to be granted in the form of restricted stock. For the nine months ended September 30, 2004, we issued 221,463 shares of restricted stock at a weighted-average fair value of $22.05. For the nine months ended September 30, 2004, 42,970 shares of restricted stock were forfeited. As of September 30, 2004, there are currently 3,712,757 shares of the initially authorized 5.0 million shares available for issuance as restricted stock under the Plan.

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Income Taxes

      The effective tax rate differed from the statutory federal corporate income tax rate for the three and nine months ended September 30, 2004 and 2003 as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.7	2.1	4.1	0.9
Benefit from deferred taxes(1)	—	(10.5)	—	(4.7)
Other(2)	0.3	(9.3)	0.1	(23.5)

Effective tax rate(3)	41.0%	17.3%	39.2%	7.7%

(1)	Immediately after reorganizing as a “C” corporation on August 6, 2003, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate.

(2)	After reorganizing as a “C” corporation on August 6, 2003, we provided for income taxes on the income earned from August 7, 2003 through December 31, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members.

(3)	Our effective tax rate was 41% for the third quarter 2004, compared to 38% for the previous quarters in 2004. This increase in the effective tax rate is the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2003 plus a change in the estimated tax rate for 2004 which was accounted for in the third quarter 2004 resulting in an increase in income taxes of $1.1 million. We have provided for income taxes on the total income earned in 2004 based on a 39.2% effective tax rate.

Note 10.	Comprehensive Income

      Comprehensive income for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	($ in thousands)
Net income	$34,308	$31,295	$86,067	$78,160
Unrealized (loss) gain on available for sale security, net of tax	(297)	83	(1,476)	83
Unrealized loss on cash flow hedges, net of tax	(85)	—	(205)	—

Comprehensive income	$33,926	$31,378	$84,386	$78,243

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Net Income per Share

      The computation of basic and diluted net income per share for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	($ in thousands, except per share data)
Basic net income per share:
Net income	$34,308	$31,295	$86,067	$78,160
Average shares — basic	115,913,505	108,969,401	116,208,773	101,751,387
Basic net income per share	$0.30	$0.29	$0.74	$0.77

Diluted net income per share:
Net income	$34,308	$31,295	$86,067	$78,160
Average shares — basic	115,913,505	108,969,401	116,208,773	101,751,387
Effect of dilutive securities:
Option shares and unvested restricted stock	1,445,230	1,855,051	1,391,556	1,848,980
Convertible debt	—	—	—	—
Call option	—	—	—	—

Average shares — diluted	117,358,735	110,824,452	117,600,329	103,600,367

Diluted net income per share	$0.29	$0.28	$0.73	$0.75

Note 12.	Stock-Based Compensation

      We account for our stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. In accordance with APB 25, compensation cost is recognized for our options and restricted stock granted to employees where the exercise price is less than the market price of the underlying common stock on the date of grant. Such expense is recognized on a ratable basis over the related vesting period of the award. The effect on net income and net income per share as if we had applied the fair

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	($ in thousands, except per share data)
Net income as reported	$34,308	$31,295	$86,067	$78,160
Add back: Stock-based compensation expense from options included in reported net income, net of tax in 2004	109	81	140	317
Deduct: Stock-based compensation expense determined under fair value-based method for all option awards, net of tax in 2004	(421)	(367)	(1,234)	(1,154)

Pro forma net income	$33,996	$31,009	$84,973	$77,323

Net income per share:
Basic — as reported	$0.30	$0.29	$0.74	$0.77

Basic — pro forma	$0.29	$0.28	$0.73	$0.76

Diluted — as reported	$0.29	$0.28	$0.73	$0.75

Diluted — pro forma	$0.29	$0.28	$0.72	$0.75

      The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with weighted-average assumptions for the three and nine months ended September 30, 2004 and 2003 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Dividend yield	—	—	—	—
Expected volatility	25%	30%	31%	30%
Risk-free interest rate	3.72%	3.43%	3.67%	3.43%
Expected life	6 years	6 years	6 years	6 years

      The pro forma net effect of the total stock-based compensation expense determined under fair value-based method for all awards may not be representative of future disclosures because the estimated fair value of options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 13.	Commitments and Contingencies

      As of September 30, 2004, we had unfunded commitments to extend credit to our clients of $1.7 billion. As of September 30, 2004, we had arranged for $88.8 million of standby letters of credit in conjunction with certain loans to our borrowers. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower through a collateralized draw on an existing loan to the borrower. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we included the fair value of these obligations, totaling $2.0 million, in the consolidated balance sheet as of September 30, 2004.

CAPITALSOURCE INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2004, we are committed to contribute $15.8 million of additional capital to ten private equity funds.

      From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 14.	Subsequent Events

      In October 2004, we amended our Citigroup facility to increase Citigroup’s aggregate commitment to $660 million from $460 million and decrease the LIBOR Margin on a $600 million portion of the facility to 0.90% from 1.00%. The maturity date was also extended to October 6, 2005.

      In October 2004, we completed an offering of floating-rate asset-backed notes, which are backed by a $1.1 billion pool of senior and subordinated commercial loans originated by us. The offered notes totaled $1.0 billion, or 90.2% of the collateral pool. We plan to use the proceeds to repay outstanding indebtedness under our credit facilities and for general corporate purposes.

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

      We offer a range of senior secured asset-based loans, first mortgage loans, senior secured cash flow loans and mezzanine loans to our clients. Our loans generally mature in two to five years and generally range in size from $1 million to $50 million, with an average loan size as of September 30, 2004 of $6.3 million. Substantially all of our loans require monthly interest payments at floating rates. In many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. Consequently, as interest rates rise, our interest income on these loans will not increase until the contractual interest rates exceed the level of the floor. As of September 30, 2004, $2.9 billion, or 77%, of the aggregate outstanding principal amount of our loan portfolio had interest rate floors. Of this amount, $1.5 billion of loans had contractual rates of interest exceeding the interest rate floor, $113 million of loans had contractual rates of interest at the interest rate floor, and $1.3 billion of loans had contractual rates of interest below the interest rate floor.

      Our revenue consists of interest and fees from our loans and, to a lesser extent, other income which includes unrealized appreciation (depreciation) on certain equity interests, gains (losses) on the sale of warrants and other equity interests, gains (losses) on derivatives, third-party loan servicing income, income from fee generating business and deposits forfeited by our prospective borrowers. Our expenses consist principally of interest expense and operating expenses which include compensation and employee benefits and other administrative expenses.

      The primary driver of our results of operations and financial condition has been our significant growth since our inception on September 7, 2000. Our interest earning assets, which consist primarily of loans, grew to $4.0 billion as of September 30, 2004, an increase of 54% from $2.6 billion as of December 31, 2003, and generated a gross yield of 11.59% for the nine months ended September 30, 2004.

      We have been able to manage our significant growth since inception without material adverse effects on the credit quality of our portfolio. We have provided an allowance for loan losses consistent with our expectation of losses inherent in our portfolio. As of September 30, 2004, loans with an aggregate net principal balance of $25.2 million were 60 or more days delinquent. As of September 30, 2004, loans with an aggregate net principal balance of $44.1 million were on non-accrual status.

      Our business depends on our access to external sources of financing and the cost of such funds. Since inception, we have funded our business through a combination of credit facilities, term debt, convertible debt, repurchase agreements, $511.0 million of equity capital raised from private investors, $241.6 million of equity from our initial public offering and retained earnings. The weighted average interest cost of our borrowings for the nine months ended September 30, 2004 was 2.91%. All of our term debt securitizations have been accounted for as on balance sheet financings with no gain or loss recorded on the transactions. As of September 30, 2004, our debt to equity ratio was 3.41x. Our ability to continue to grow depends to a large extent on our ability to continue to borrow from our lenders and our access to the debt capital markets. To the extent these markets were to suffer from prolonged disruptions, our ability to finance continued growth could be hampered. We believe that our capital structure and access to additional funding sources provide us with the flexibility to continue to grow our assets as we pursue attractive lending opportunities.

      We accelerated our hiring and investments in other operational assets during our first years in operation and have continued to make these investments. We believe our expenses generally will continue to decrease as a percentage of our average total assets as we continue to monitor our operating expenses and spread these expenses over a growing portfolio of loans. For the nine months ended September 30, 2004, the ratio of our operating expenses to average total assets was 3.22%, down from 3.49% for the nine months ended September 30, 2003.

     Portfolio Composition

      The schedule below shows the composition of our loan portfolio by type and by lending group as of September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$1,014,328	27%	$802,115	33%
Senior secured cash flow loans	1,497,285	40	832,871	35
First mortgage loans	1,027,466	27	677,404	28
Mezzanine loans	243,998	6	104,517	4

Total	$3,783,077	100%	$2,416,907	100%

	September 30, 2004		December 31, 2003

	($ in thousands)
Composition of portfolio by lending group:
Corporate Finance	$1,700,175	45%	$972,105	40%
Healthcare Finance	888,154	23	656,671	27
Structured Finance	1,194,748	32	788,131	33

Total	$3,783,077	100%	$2,416,907	100%

      The schedule below shows the number of loans, average loan size, number of clients and average loan size per client by lending group as of September 30, 2004:

	Number		Number	Average
	of	Average	of	Loan Size
	Loans	Loan Size	Clients	Per Client

		($ in thousands)
Composition of portfolio by lending group:
Corporate Finance	207	$8,213	97	$17,528
Healthcare Finance	193	4,602	144	6,168
Structured Finance	200	5,974	187	6,389

Overall portfolio	600	6,305	428	8,839

      The schedule below shows the scheduled maturities of our loans as of September 30, 2004:

	Due in	Due in One
	One Year	to Five	Due After
	Or Less	Years	Five Years	Total

	($ in thousands)
Scheduled maturities by loan type:
Senior secured asset-based loans	$189,897	$824,292	$139	$1,014,328
Senior secured cash flow loans	169,488	1,279,121	48,676	1,497,285
First mortgage loans	183,558	804,596	39,312	1,027,466
Mezzanine loans	63,183	159,889	20,926	243,998

Total	$606,126	$3,067,898	$109,053	$3,783,077

      The schedule below shows the dollar amount of all fixed-rate and adjustable-rate loans as of September 30, 2004:

	Fixed	Adjustable
	Rates	Rates	Total

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$12,287	$1,002,041	$1,014,328
Senior secured cash flow loans	42,953	1,454,332	1,497,285
First mortgage loans	12,940	1,014,526	1,027,466
Mezzanine loans	102,447	141,551	243,998

Total	$170,627	$3,612,450	$3,783,077

      We also invest in equity interests, often in connection with a loan to a client. The equity interests include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments. As of September 30, 2004 and December 31, 2003, the carrying value of investments was $43.6 million and $39.8 million, respectively. As of September 30, 2004, investments totaling $6.5 million are carried at fair value with increases and decreases recorded in other income (expense).

      As of September 30, 2004, we are committed to contribute $15.8 million of additional capital to ten private equity funds.

Interest and Fee Income

      Interest and fee income represents loan interest and net fee income earned from our loan operations. Substantially all of our loans charge interest at variable rates that generally adjust monthly. Fee income includes the amortization of loan origination fees, net of the direct costs of origination, amortization of original issue discount, the amortization of the discount on loans acquired, and other fees charged to borrowers. Loan prepayments may materially affect fee income since, in the period of prepayment, the amortization of remaining net loan origination fees and discounts is accelerated and additional prepayment penalties may be assessed on the prepaid loans.

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

RESULTS OF OPERATIONS

      Our results of operations have been driven primarily by our rapid growth since inception. The most significant factors influencing our results of operations for the periods described in this section were:

•	Significant growth in average interest earning assets;

•	Increased borrowings to fund our growth;

•	Increased provision for loan losses as our portfolio grew and became more seasoned; and

•	Increased operating expenses, consisting primarily of higher employee compensation directly related to increases in the number of employees necessary to originate and manage our loan portfolio.

Comparison of the Three Months Ended September 30, 2004 and 2003

Interest Income

      Interest income was $86.3 million for the three months ended September 30, 2004, an increase of $39.0 million, or 82%, from $47.3 million for the three months ended September 30, 2003. The increase was due to growth in average interest earning assets of $1.7 billion, or 85%, and the increase in interest rates, offset by a decrease in the yield on average interest earning assets of 30 basis points.

Fee Income

      Fee income was $26.0 million for the three months ended September 30, 2004, an increase of $10.9 million, or 72%, from $15.1 million for the three months ended September 30, 2003. The increase was due to the recognition of fee income associated with the accelerated amortization of deferred net origination fees and loan discounts and prepayment fees from loans that prepaid and the overall growth in interest earning assets.

Interest Expense

      Interest expense was $21.9 million for the three months ended September 30, 2004, an increase of $11.6 million, or 113%, from $10.3 million for the three months ended September 30, 2003. The increase was due to an increase in average borrowings of $1.6 billion, or 122%, to fund growth in interest earning assets and an increase in our debt to equity ratio to 3.41x as of September 30, 2004 from 1.53x as of September 30, 2003. This increase was partially offset by a decrease in our cost of borrowings of 12 basis points to 3.00% for the three months ended September 30, 2004 from 3.12% for the three months ended September 30, 2003. This decrease was primarily the result of funding of our portfolio growth with lower cost sources of capital.

Net Interest Margin

      Net interest margin, defined as net interest income divided by average interest earning assets, was 9.50% for the three months ended September 30, 2004, a decrease of 60 basis points from 10.10% for the three months ended September 30, 2003. The decrease in net interest margin was due to the decreases in yield from prepayment-related fee income and yield from interest income due to the growth in interest earning assets, and the effect of higher leverage, partially offset by the decrease in cost of funds. Net interest spread, the difference between our gross yield on interest earning assets and the total cost of our interest bearing liabilities, was 8.80% for the three months ended September 30, 2004, a decrease of 18 basis points from 8.98% for the three months ended September 30, 2003. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The decrease in net interest spread is attributable to the changes in its components as described above.

      The yield and cost of interest earning assets and interest bearing liabilities for the three months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,

	2004			2003

	($ in thousands)
		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Interest earning assets:
Interest income		$86,344	9.07%		$47,336	9.17%
Fee income		26,010	2.73		15,105	2.93

Total interest earning assets(1)	$3,786,683	112,354	11.80	$2,047,672	62,441	12.10
Total interest bearing liabilities(2)	2,902,374	21,922	3.00	1,308,889	10,304	3.12

Net interest spread		$90,432	8.80%		$52,137	8.98%

Net interest margin (net yield on interest earning assets)			9.50%			10.10%

(1)	Interest earning assets include cash, restricted cash and gross loans.

(2)	Interest bearing liabilities include repurchase agreements, credit facilities, term debt and convertible debt.

Provision for Loan Losses

      The provision for loan losses increased to $7.8 million for the three months ended September 30, 2004 from $3.7 million for the three months ended September 30, 2003. The increase in the provision reflected the growth and seasoning of the portfolio. As of September 30, 2004 and December 31, 2003, loans with an aggregate net principal balance of $25.2 million and $4.3 million, respectively, were 60 or more days delinquent. Additionally, as of September 30, 2004 and December 31, 2003, loans with an aggregate net principal balance of $44.1 million and $8.8 million, respectively, were on non-accrual status. During the three months ended September 30, 2004 and 2003, we recorded specific reserves of $5.0 million and $1.8 million, respectively, for loans which we considered to be impaired. We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments. No loans were charged off during the three months ended September 30, 2004 or 2003.

Operating Expenses

      Operating expenses were $28.5 million for the three months ended September 30, 2004, an increase of $11.2 million, or 65%, from $17.3 million for the three months ended September 30, 2003. Contributing to the increase were greater employee compensation and benefits, which increased $8.1 million, or 70%. The greater employee compensation and benefits were attributable to the increase in employees to 387 as of September 30, 2004 from 269 as of September 30, 2003. A significant portion of the employee compensation comprises annual bonuses, which we accrue throughout the year. For the three months ended September 30, 2004 and 2003, bonus expense totaled $8.1 million and $5.1 million, respectively. The remaining $3.1 million increase in operating expenses for the three months ended September 30, 2004 was attributable to an increase of $0.8 million in professional fees, $0.6 million in travel and entertainment expense, $0.5 million in depreciation and amortization, $0.5 million in rent, and $0.7 million in other general business expenses.

      Operating expenses as a percentage of average total assets increased to 2.96% for the three months ended September 30, 2004 from 3.36% for the three months ended September 30, 2003. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income and other income, increased to 30.1% for the three months ended September 30, 2004 from 29.4% for the three months ended September 30, 2003.

Other Income

      Other income was $4.0 million for the three months ended September 30, 2004, a decrease of $2.7 million, or 40%, from $6.7 million for the three months ended September 30, 2003. The decrease in other income was the result of a $5.4 million decrease in gain on investments to $(0.4) million for the three months ended September 30, 2004 compared with $5.0 million for the three months ended September 30, 2003, and a $0.6 million decrease in gain on derivatives to $(0.2) million for the three months ended September 30, 2004 from $0.4 million for the three months ended September 30, 2003. Partially offsetting this decrease in other income was a $1.0 million increase in diligence deposits forfeited to $1.2 million for the three months ended September 30, 2004 from $0.2 million for the three months ended September 30, 2003, a $1.0 million increase in income generated by our mortgage finance subsidiary to $1.6 million for the three months ended September 30, 2004 from $0.7 million for the three months ended September 30, 2003, and an addition of $1.2 million of third-party loan servicing income.

Income Taxes

      Our effective tax rate was 41% for the three months ended September 30, 2004, compared to 38% for the previous periods in 2004. This increase in the effective tax rate is the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2003 plus a change in the estimated tax rate for 2004 which was accounted for in the third quarter 2004 resulting in an increase in income taxes of $1.1 million. We have provided for income taxes on the total income earned in 2004 based on a 39.2% effective tax rate. We expect to provide for income taxes on the income earned in the fourth quarter 2004 based on a 39.2% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by our members. At the reorganization date, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate. Our effective tax rate for the three months ended September 30, 2003 was 17.3%.

Comparison of the Nine Months Ended September 30, 2004 and 2003

Interest Income

      Interest income was $218.3 million for the nine months ended September 30, 2004, an increase of $96.9 million, or 80%, from $121.4 million for the nine months ended September 30, 2003. The increase was due to growth in average interest earning assets of $1.5 billion, or 85%, and the increase in interest rates, offset by a decrease in the yield on average interest earning assets of 42 basis points.

Fee Income

      Fee income was $61.8 million for the nine months ended September 30, 2004, an increase of $26.6 million, or 76%, from $35.2 million for the nine months ended September 30, 2003. The increase was due to the recognition of fee income associated with the accelerated amortization of deferred net origination fees and loan discounts and prepayment fees from loans that prepaid and the overall growth in interest earning assets.

Interest Expense

      Interest expense was $51.3 million for the nine months ended September 30, 2004, an increase of $23.9 million, or 87%, from $27.4 million for the nine months ended September 30, 2003. The increase was due to an increase in average borrowings of $1.2 billion, or 110%, to fund growth in interest earning assets and an increase in our debt to equity ratio to 3.41x as of September 30, 2004 from 1.53x as of September 30, 2003. This increase was partially offset by a decrease in our cost of borrowings of 35 basis points to 2.91% for the nine months ended September 30, 2004 from 3.26% for the nine months ended September 30, 2003. This decrease was primarily the result of funding our portfolio growth with lower cost sources of capital.

Net Interest Margin

      Net interest margin, defined as net interest income divided by average interest earning assets, was 9.47% for the nine months ended September 30, 2004, a decrease of 44 basis points from 9.91% for the nine months ended September 30, 2003. The decrease in net interest margin was due to decreases in yield from prepayment-related fee income and yield from interest income due to the growth in interest earning assets and the increase in interest expense due to higher leverage, partially offset by the decrease in cost of funds. Net interest spread, the difference between our gross yield on interest earning assets and the total cost of our interest bearing liabilities, was 8.68% for the nine months ended September 30, 2004, a decrease of 7 basis points from 8.75% for the nine months ended September 30, 2003. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The decrease in net interest spread is attributable to the changes in its components as described above.

      The yield and cost of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine Months Ended September 30,

	2004			2003

	($ in thousands)
		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Interest earning assets:
Interest income		$218,325	9.03%		$121,372	9.31%
Fee income		61,848	2.56		35,238	2.70

Total interest earning assets(1)	$3,228,631	280,173	11.59	$1,743,419	156,610	12.01
Total interest bearing liabilities(2)	2,356,923	51,296	2.91	1,122,794	27,409	3.26

Net interest spread		$228,877	8.68%		$129,201	8.75%

Net interest margin (net yield on interest earning assets)			9.47%			9.91%

(1)	Interest earning assets include cash, restricted cash and gross loans.

(2)	Interest bearing liabilities include repurchase agreements, credit facilities, term debt and convertible debt.

Provision for Loan Losses

      The provision for loan losses increased to $20.2 million for the nine months ended September 30, 2004 from $8.5 million for the nine months ended September 30, 2003. The increase in the provision reflected the growth and seasoning of the portfolio. As of September 30, 2004 and December 31, 2003, loans with an aggregate net principal balance of $25.2 million and $4.3 million, respectively, were 60 or more days delinquent. Additionally, as of September 30, 2004 and December 31, 2003, loans with an aggregate net principal balance of $44.1 million and $8.8 million, respectively, were on non-accrual status. During the nine months ended September 30, 2004 and 2003, we recorded specific reserves of $8.7 million and $2.1 million, respectively, for loans which we considered to be impaired. We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments. During the nine months ended September 30, 2004, we charged off loans totaling $5.7 million. No loans were charged off during the nine months ended September 30, 2003.

Operating Expenses

      Operating expenses were $78.3 million for the nine months ended September 30, 2004, an increase of $32.8 million, or 72%, from $45.5 million for the nine months ended September 30, 2003. Contributing to the increase were greater employee compensation and benefits, which increased $21.0 million, or 69%. The greater employee compensation and benefits were attributable to the increase in employees to 387 as of September 30, 2004 from 269 as of September 30, 2003. A significant portion of the employee compensation comprises annual bonuses, which we accrue throughout the year. For the nine months ended September 30, 2004 and 2003, bonus expense totaled $20.7 million and $13.7 million, respectively. The remaining $11.8 million increase in operating expenses for the nine months ended September 30, 2004 was attributable to an increase of $3.9 million in professional fees, $1.9 million in travel and entertainment expenses, $1.6 million in rent, $1.5 million in insurance, and $2.9 million in other general business expenses.

      Operating expenses as a percentage of average total assets decreased to 3.22% for the nine months ended September 30, 2004 from 3.49% for the nine months ended September 30, 2003. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income and other income, decreased to 32.6% for the nine months ended September 30, 2004 from 32.8% for the nine months ended September 30, 2003.

Other Income

      Other income was $11.3 million for the nine months ended September 30, 2004, an increase of $1.8 million, or 19%, from $9.5 million for the nine months ended September 30, 2003. The increase in other income was the result of a $3.5 million increase in income generated by our mortgage finance subsidiary to $5.2 million for the nine months ended September 30, 2004 from $1.7 million for the nine months ended September 30, 2003, a $2.1 million increase in diligence deposits forfeited to $4.3 million for the nine months ended September 30, 2004 from $2.2 million for the nine months ended September 30, 2003, and an addition of $2.3 million of third-party loan servicing income in the second quarter 2004. Partially offsetting the increase in other income was a $5.6 million decrease in income from investments and a $0.4 million decrease in gain on derivatives.

Income Taxes

      Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by our members. At the reorganization date, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate. Our effective tax rate for the nine months ended September 30, 2004 and 2003 was 39.2% and 7.7%, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

      As of September 30, 2004 and December 31, 2003, we had $121.4 million and $69.9 million, respectively, in cash and cash equivalents. The increase in cash as of September 30, 2004 from December 31, 2003 was largely attributable to significant loan collections at the end of September 2004. We invest cash on hand in short-term liquid investments. Our objective is to maintain a low cash balance to avoid negative arbitrage. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.

      We had $110.2 million and $79.9 million of restricted cash as of September 30, 2004 and December 31, 2003, respectively. The restricted cash represents interest collections on loans collateralizing our credit facilities, collateral for letters of credit issued for the benefit of clients, principal and interest collections on loans collateralizing our term debt, and client holdbacks and escrows. Interest rate swap payments, interest payable and servicing fees are deducted from the monthly interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Asset Quality and Allowance for Loan Losses

      As of September 30, 2004 and December 31, 2003, loans with an aggregate net principal balance of $25.2 million and $4.3 million, respectively, were 60 or more days delinquent. As of September 30, 2004 and December 31, 2003, loans with an aggregate net principal balance of $44.1 million and $8.8 million, respectively, were on non-accrual status. As of September 30, 2004 and December 31, 2003, the net principal balance of impaired loans, as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaled $42.4 million and $15.3 million, respectively. As of September 30, 2004 and December 31, 2003 specific reserves for the impaired loans were $5.6 million and $2.7 million, respectively. For the nine months ended September 30, 2004, we had no new loans that were accounted for as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructuring. For the year ended December 31, 2003, loans with a carrying value of $36.3 million as of December 31, 2003 were classified as troubled debt restructurings.

      We have provided an allowance for loan losses to cover estimated losses inherent in the loan portfolio. Our allowance for loan losses as of September 30, 2004 and December 31, 2003 was $32.6 million and $18.0 million, respectively. These amounts equate to 0.86% and 0.75% of loans as of September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004 and December 31, 2003, $5.6 million and $2.7 million, respectively, of allowance for loan losses related to specific reserves. During the nine months ended September 30, 2004, we charged off loans totaling $5.7 million. Middle market lending involves credit risks which we believe will result in credit losses in our portfolio.

      Activity in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 was as follows:

	Nine Months Ended
	September 30,

	2004	2003

	($ in thousands)
Balance as of beginning of period	$18,025	$6,688
Provision for loan losses	20,238	8,461
Charge offs	(5,651)	—

Balance as of end of period	$32,612	$15,149

Investments

      As of September 30, 2004 and December 31, 2003, we had $43.6 million and $39.8 million, respectively, in investments. This increase resulted from $18.7 million in additional investments, offset by $11.3 million from sales of investments and return of capital and the recognition of $3.6 million in unrealized losses on our investments.

Borrowings and Liquidity

      As of September 30, 2004 and December 31, 2003, we had outstanding borrowings totaling $3.1 billion and $1.7 billion, respectively. Borrowings under our various credit facilities, term debt, convertible debt and repurchase agreements have supported our loan growth. For a detailed discussion of our borrowings, see Note 8, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2003 included in our Form 10-K, as filed with the SEC on March 12, 2004 and Note 4, Borrowings, in our unaudited consolidated financial statements for the three and nine months ended September 30, 2004.

      As of September 30, 2004, our funding sources, maximum facility amounts, amounts outstanding, and unused available commitments, subject to certain minimum equity requirements and other covenants and conditions, were as follows:

	Maximum	Amounts	Unused
Funding Source	Facility Amount	Outstanding(1)	Capacity

		($ in thousands)
Repurchase agreements	$300,000	$—	$300,000
Credit facilities	1,660,000	1,266,825	393,175
Term debt(2)	—	1,252,720	—
Convertible debt(2)	—	557,780	—

Total		$3,077,325	$693,175

(1)	Amounts outstanding include accrued interest and interest rate swaps.

(2)	Our term and convertible debt are one-time fundings without providing any ability for us to draw down additional amounts.

      The following changes to our borrowings have occurred during the three months ended September 30, 2004:

Convertible Debt

      In July 2004, we completed an offering of $330.0 million principal amount of 3.5% senior convertible debentures due 2034 (the “Debentures”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The Debentures will also pay contingent interest, subject to certain limitations as described in the offering memorandum, beginning on July 15, 2011. The Debentures are initially convertible, subject to certain conditions, into shares of our common stock at a conversion rate of 31.4614 shares of common stock per $1,000 principal amount of Debentures, representing an initial effective conversion price of approximately $31.78 per share. The Debentures will be redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the Debentures will have the right to require us to repurchase some or all of their Debentures for cash on July 15, 2011; July 15, 2014; July 15, 2019; July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the Debentures will also have the right to require us to repurchase some or all of their Debentures upon certain events constituting a fundamental change. As discussed in Note 6, Borrowings, of our unaudited consolidated financial statements for the three and nine months ended September 30, 2004, the Debentures are unsecured and unsubordinated obligations, and are guaranteed by two of our wholly owned subsidiaries.

      Holders of the Debentures may convert their Debentures prior to maturity only if: (1) the price of our common stock reaches certain thresholds during periods of time specified by the Debentures, (2) specified corporate transactions occur, (3) the Debentures have been called for redemption, or (4) the trading price of the Debentures falls below a certain threshold.

      In September 2004, we filed a shelf registration statement with respect to the resale of the Debentures and the common stock issuable upon the conversion of the Debentures with the Securities and Exchange Commission. Also, in September 2004, we filed a shelf registration statement with respect to the resale of the $225.0 million in aggregate principal amount of senior convertible debentures issued in March 2004. These registration statements were declared effective in October 2004 by the Securities and Exchange Commission.

Other Liquidity

      Additional liquidity is provided by our cash flow from operations. For the nine months ended September 30, 2004 and 2003 and the year ended December 31, 2003, we generated cash flow from operations of $88.0 million, $73.3 million and $86.8 million, respectively.

      Proceeds from our equity offerings, borrowings on our credit facilities, the issuance of asset-backed notes in our term debt securitizations and the issuance of convertible debt provide cash from financing activities. For the nine months ended September 30, 2004 and 2003 and the year ended December 31, 2003, we generated cash flow from financing activities of $1.3 billion, $0.9 billion and $1.3 billion, respectively.

      Investing activities primarily relate to loan origination. For the nine months ended September 30, 2004 and 2003 and the year ended December 31, 2003, we used cash in investing activities of $1.4 billion, $0.9 billion and $1.3 billion, respectively.

      As of September 30, 2004, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $864 million. Our requirement to fund unfunded commitments generally is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. Provided our clients’ additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

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

Off Balance Sheet Risk

      Depending on the legal structure of the transaction, term debt securitizations may either be accounted for as off balance sheet with a gain or loss on the sale recorded in the statement of income or accounted for as on balance sheet financings. All of our term debt securitizations to date, including the October 2004 securitization, have been recorded as on balance sheet financings.

      We are subject to off balance sheet risk in the normal course of business primarily from commitments to extend credit. As of September 30, 2004 and December 31, 2003, we had unfunded commitments to extend credit to our clients of $1.7 billion and $1.3 billion, respectively. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on balance sheet financial instruments we hold.

      We use interest rate swap agreements to hedge fixed-rate and prime rate loans pledged as collateral for our term debt. Our interest rate swap agreements modify our exposure to interest rate risk by converting fixed-rate and prime rate loans to a 30-day LIBOR rate. We enter into interest rate swaps to offset the basis swaps required by our term debt. Additionally, we use interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt. The fair market values of the interest rate swap agreements were $(1.0) million and $(1.9) million as of September 30, 2004 and December 31, 2003, respectively. The fair value of the interest rate cap agreements was not significant as of September 30, 2004 and December 31, 2003.

      We are required to enter into interest rate swaps if we have more than $50.0 million of fixed-rate loans collateralizing our multi-bank credit facility. As of September 30, 2004, we had $40.8 million of fixed-rate loans collateralizing the facility. Therefore, as of September 30, 2004, we were not required to enter into fixed-rate interest rate swaps. We may make additional fixed rate loans in the future, which could require us to enter into new interest rate swap agreements.

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

Income Recognition

      Interest and fee income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For amortizing term loans, original issue discounts and loan fees (net of direct costs of origination) are amortized into fee income using the effective interest method over the contractual life of the loan. For revolving lines of credit and non-amortizing term loans, original issue discounts and loan fees (net of direct costs of origination) are amortized into fee income using the straight-line method over the contractual life of the loan. Fees due at maturity are recorded over the contractual life of the loan in accordance with our policy to the extent that such amounts are expected to be collected.

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

      We also establish specific allowances for loan losses for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. We charge off loans against the allowance when realization from the sale of the collateral or the enforcement of guarantees does not exceed the outstanding loan amount. As of September 30, 2004, we maintained a specific allowance for loan losses of $5.6 million.

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

Term Debt Securitizations

      Periodically, we transfer pools of loans to special purpose entities for use in term debt securitizations. These on balance sheet term debt securitizations comprise a significant source of our overall funding, with the face amount of the outstanding loans assumed by third parties totaling $1.5 billion and $1.1 billion as of September 30, 2004 and December 31, 2003, respectively. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. If our judgments as to whether the term debt securitizations met the requirements for on balance sheet financing were not appropriate, the accounting would be materially different with gains or losses recorded on the transfer of loans.

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

Equity Price Risk

      The debentures we issued in March 2004 are initially convertible into our common stock at a conversion price of $30.40 per share, subject to adjustment upon the occurrence of specified events. At the initial conversion price, each $1,000 of principal of the debentures is convertible into 39.8952 shares of our common stock, subject to adjustment upon the occurrence of specified events. Prior to the effective date of EITF 04-8, we intend to make the irrevocable election to pay the principal balance of the debentures in cash upon any conversion or repurchase prior to or at their respective maturities. Holders of the debentures may convert their debentures prior to maturity only if: (1) the price of our common stock reaches $36.48 during specified periods of time, (2) specified corporate transactions occur, (3) the debentures have been called for redemption, or (4) the trading price of the debentures falls below a certain threshold.

      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their debentures for 100% of the principal amount.

      Concurrently with our sale of the debentures, we entered into two separate call option transactions with an affiliate of one of the initial purchasers, in each case covering the same number of shares as into which the debentures are initially convertible. In one transaction, we purchased a call option at a strike price equal to the initial conversion price of the debentures. This option expires on March 15, 2009 and requires physical settlement. At the time we make the irrevocable election to pay the principal balance of the debentures in cash, we also intend to amend this option to provide that it may be settled in net shares so that the option continues to mirror the terms of the debentures. We intend to exercise this call option from time to time as necessary to acquire shares that we may be required to deliver upon receipt of a notice of conversion of the debentures. In the second transaction, we sold warrants to one of the initial purchasers for the purchase of up to 7.4 million of our common shares at a strike price of approximately $40.30 per share. The warrants expire at various dates from March 2009 through June 2009 and must be settled in net shares. The net effect of entering into the call option and warrant transactions was to minimize potential dilution as a result of the conversion of the debentures by increasing the effective conversion price of the debentures to a 75% premium over the March 15, 2004 closing price of our common stock. The call option and warrant transactions were net settled at a net cost of approximately $25.6 million, which we paid from the proceeds of our sale of the debentures and is included as a net reduction in shareholders’ equity in the consolidated balance sheet.

      The debentures we issued in July 2004 are initially convertible into our common stock at a conversion price of $31.78 per share, subject to adjustment upon the occurrence of specified events. At the initial conversion price, each $1,000 of principal of the debentures is convertible into 31.4614 shares of our common stock, subject to adjustment upon the occurrence of specified events. Prior to the effective date of EITF 04-8, we intend to make the irrevocable election to pay the principal balance of the debentures in cash upon any conversion or repurchase prior to or at their respective maturities. Holders of the debentures may convert their debentures prior to maturity only if: (1) the price of our common stock reaches specified thresholds, (2) the trading price of the debentures falls below a specified threshold, (3) the debentures have been called for redemption, or (4) specified corporate transactions occur, each as described in the offering memorandum.

      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their debentures for 100% of the principal amount.

Item 4:	Controls and Procedures

      As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to CapitalSource (including our consolidated subsidiaries) that is required to be disclosed in our Exchange Act reports filed with the Securities and Exchange Commission and in ensuring that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     OTHER INFORMATION

Item 1:	Legal Proceedings

      None

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

      In July 2004, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, we issued the Debentures to Goldman, Sachs & Co., Citigroup Global Markets Inc., and Wachovia Capital Markets, LLC, for resale to qualified institutional buyers pursuant to SEC Rule 144A, for which we received net proceeds of approximately $321.4 million after the initial purchasers’ discounts and commissions and other transaction fees of approximately $8.6 million. The Debentures are initially convertible into our common stock at a conversion price of $31.78 per share, subject to adjustment upon the occurrence of specified events.

      At the initial conversion price, each $1,000 of principal of the Debentures is convertible into 31.4614 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Debentures may convert their Debentures prior to maturity only if: (1) the price of our common stock reaches certain thresholds during specified periods of time, (2) specified corporate transactions occur, (3) the Debentures have been called for redemption, or (4) the trading price of the Debentures falls below a certain threshold. Prior to the effective date of EITF 04-8, we intend to make the irrevocable election to pay the principal balance of the Debentures in cash upon any conversion or repurchase prior to or at their respective maturities.

      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their Debentures for 100% of the principal amount.

      We did not repurchase any shares of our common stock during the three months ended September 30, 2004.

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

Date: November 15, 2004	/s/ JOHN K. DELANEY --------------------------------------------------------- John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2004	/s/ THOMAS A. FINK --------------------------------------------------------- Thomas A. Fink Chief Financial Officer (Principal Financial Officer)

Date: November 15, 2004	/s/ JAMES M. MOZINGO --------------------------------------------------------- James M. Mozingo Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
3.2		Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.1		Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.2		Indenture dated as of May 16, 2002, by and between CapitalSource Commercial Loan Trust 2002-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.3		Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.4		Indenture dated as of April 17, 2003, by and between CapitalSource Commercial Loan Trust 2003-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.5		Indenture dated as of September 17, 2003, between CapitalSource Funding II Trust and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.6		Indenture dated as of November 25, 2003, by and between CapitalSource Commercial Loan Trust 2003-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
4.7		Indenture dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4	.7.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118744)).
4.8		Indenture dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
4.9		Indenture dated as of October 28, 2004, by and between CapitalSource Commercial Loan Trust 2004-2, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 28, 2004).
4.10		Indenture dated as of July 7, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).

Exhibit
No.		Description

4	.10.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).
10	.27.1	Amended and Restated Sale and Servicing Agreement, dated as of September 17, 2003 and Amended and restated as of October 7, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 13, 2004).
10	.27.2	Amended and Restated Note Purchase Agreement, dated as of September 17, 2003 and Amended and restated as of October 7, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 13, 2004).
10.28		Sale and Servicing Agreement, dated as of October 28, 2004, by and among CapitalSource Commercial Loan Trust 2004-2, as the Issuer, CapitalSource Commercial Loan LLC, 2004-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 28, 2004).
10.29		Registration Rights Agreement dated as of July 7, 2004, among the registrant, CapitalSource Finance LLC, CapitalSource Holdings LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).
31.1		Certificate of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.