Form 10-K
period 2004-12-31
CAPITALSOURCE INC
filed 2005-03-15
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission File No. 1-31753
CapitalSource Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2206895
(State of Incorporation)	(I.R.S. Employer Identification No.)
4445 Willard Avenue, 12th Floor
Chevy Chase, MD 20815
(Address of Principal Executive Offices, Including Zip Code)
(800) 370-9431
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☑ Yes          ☐ No
      The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2004 was approximately $1,581,973,000.
      As of March 1, 2005, the number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding was 118,224,120.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of CapitalSource Inc.’s Proxy Statement for the 2005 annual meeting of shareholders, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I
      This Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements and Projections” on page 29 and in the section entitled “Risk Factors” on page 51 of this Form 10-K.

ITEM 1.	BUSINESS
Overview
      We are a specialized commercial finance company providing loans to small and medium-sized businesses. Our goal is to be the lender of choice for small and medium-sized businesses with annual revenues generally ranging from $5 million to $500 million that require customized and sophisticated debt financing. We provide a wide range of debt financing products that we negotiate and structure on a client-specific basis, through direct interaction with the owners and senior managers of our clients. We seek to add value to our clients’ businesses by providing tailored debt financing that meets their specific business needs and objectives.
      From our inception in September 2000 through December 31, 2004, we made 923 loans representing an aggregate of $9.7 billion of total loan commitments. As of December 31, 2004, we had $4.3 billion in loans outstanding and commitments to lend up to an additional $2.1 billion to our clients. As of December 31, 2004, we had 398 employees.
      The financing needs of our clients are often specific to their particular businesses or their particular situation. We believe we can most successfully meet these needs and manage risk through industry or sector focus and flexibility in structuring financings. Because we believe a narrow focus is important to successfully serve our client base, we originate, underwrite and manage our loans through three focused lending businesses organized around our areas of expertise. Focusing our efforts in these specific sectors, industries and markets allows us to rapidly design and implement lending products that satisfy the special financing needs of our clients. Our lending businesses are:

•	Corporate Finance, which generally provides senior and mezzanine loans principally to businesses backed by private equity sponsors;

•	Healthcare and Specialty Finance, which generally provides asset-based revolving lines of credit, first mortgage loans and other senior and mezzanine loans to healthcare businesses and a broad range of other companies; and

•	Structured Finance, which generally provides asset-based lending to finance companies and commercial real estate owners.
      We price our loans based upon the risk profile of our clients. Although we occasionally make loans greater than $50 million, our loans generally range from $1 million to $50 million, with an average loan size as of December 31, 2004 of $6.6 million, and generally have a maturity of two to five years. As of December 31, 2004, senior secured cash flow loans comprised approximately 37% of our portfolio, senior secured asset-based loans comprised approximately 31% of our portfolio, first mortgage loans comprised approximately 26% of our portfolio and mezzanine loans comprised approximately 6% of our portfolio. As of December 31, 2004, our geographically diverse client base consisted of 452 clients with headquarters in 42 states and Washington, D.C.
Our Lending Businesses
      The following describes the particular characteristics of our three focused lending businesses: Corporate Finance, Healthcare and Specialty Finance, and Structured Finance.

Corporate Finance
      Corporate Finance provides debt financing to small and medium-sized businesses typically sponsored by private equity firms, most often in connection with extraordinary corporate transactions such as leveraged buyouts. We consider small to medium-sized private equity firms to be our primary clients and consider the provision of debt financing in connection with leveraged buyouts with a transaction size of between $15 million and $100 million to be our primary market opportunity.
      We finance a wide variety of companies, including:

•	business services companies;

•	consumer products and brands;

•	value-added manufacturers;

•	media companies, primarily television and radio broadcasters;

•	retailers; and

•	healthcare service companies operating in non-reimbursement sectors.
      Corporate Finance finances fundamentally sound businesses at a significant discount to their enterprise value. In particular, we focus on companies with experienced management teams that have market leadership positions in attractive niches or where significant barriers to entry or “switching costs,” that is, the expenses incurred by customers of our borrowers to find new suppliers/ service providers, exist. Leveraging off the asset-based and structuring capabilities that reside within our company, we can also provide a variety of highly structured financings. These financings are often used by our clients to provide added liquidity in a turnaround or satisfy off-balance sheet financing needs to otherwise fund a special situation or transaction.
      In almost all cases, we source our transactions either through private equity investors who acquire businesses for financial or strategic purposes or through financial intermediaries such as investment banking, brokerage, or turnaround consulting firms. We have relationships with many of the country’s leading private equity sponsors, and we believe that we have developed a reputation among these firms and other professionals for our ability to quickly assess a situation and offer a creative and timely response.
      Through our existing relationships and by developing additional strategic relationships with private equity firms, we believe we will be able to continue to grow our Corporate Finance loan portfolio. Private equity funds generally invest significant amounts of equity in their portfolio companies only after performing significant amounts of due diligence and analysis. In addition, due to the magnitude of their typical investments, we believe most private equity firms are motivated to manage their investments closely.
      We provide cash flow and asset-based financings, generally ranging from $5 million to $50 million, for:

•	acquisitions;

•	leveraged buyouts;

•	consolidations;

•	recapitalizations; and

•	corporate growth.
      Our financing transactions are generally structured as:

•	senior secured term debt underwritten to cash flow;

•	senior secured asset-based revolving loans; or

•	mezzanine debt, typically in the form of junior or senior subordinated term debt.

      We offer both senior and mezzanine debt to a single client to provide all or substantially all the debt financing for a transaction. We also often provide an asset-based revolver in connection with our senior term loans. Additionally, we make small equity investments in many of our clients.
      As of December 31, 2004, Corporate Finance had $1.7 billion in loans outstanding as well as commitments to loan an additional $429 million to 97 existing clients.

Healthcare and Specialty Finance
      Healthcare and Specialty Finance generally provides accounts receivable-based, inventory, short-term real estate, equipment, debtor-in-possession and other senior and mezzanine financing to small and medium-sized businesses throughout the United States. Our target markets are dominated by small to medium-sized businesses and typically exhibit rapid growth, consolidation and change.
      Despite what we perceive as a likelihood of significant opportunities due to the potential for growth, consolidation and restructurings in our target markets, companies operating in these markets often have significant financing needs that go unmet by traditional sources. While some commercial banks and diversified finance companies have divisions that provide financing for companies in our target markets, these lenders generally lend only to companies with borrowing needs in excess of $20 million and often require that clients have an extensive operating history.
      We provide a broad range of asset-based and cash flow variable-rate financing products in connection with acquisitions, refinancings and recapitalizations, as well as for general operations. We primarily finance smaller, growing companies with limited access to sources of financing. Some of our clients are constrained from obtaining financing from more traditional sources due to their inadequate equity capitalization, limited operating history, lack of profitability or because their financing needs fall below commercial bank size requirements.
      Our financing activities are generally structured as:

•	senior term loans secured by a first mortgage;

•	asset-based loans secured by an interest in the client’s assets, including in most instances accounts receivable; and

•	senior secured and mezzanine loans underwritten to cash flow.
      To date, we have focused substantially all of our efforts on clients in the healthcare market, the largest segment of the U.S. economy. Our healthcare clients often derive a significant portion of their revenues from third party reimbursements, particularly Medicaid and Medicare. We believe that we have the healthcare industry expertise needed to underwrite smaller healthcare service companies and the specialized systems necessary for tracking and monitoring healthcare receivables transactions.
      In addition to the healthcare industry, we have recently expanded our focus to other markets and sectors in order to better leverage our asset-based lending experience, including the security alarm industry. Prior to February 1, 2005, our security alarm industry loans were included in our Structured Finance Business and are reflected as such in the portfolio statistics throughout this Annual Report.
      As of December 31, 2004, Healthcare and Specialty Finance had $1.2 billion in loans outstanding as well as commitments to loan an additional $992 million to 151 existing clients.

Structured Finance
      Structured Finance provides debt financing to small and medium-sized businesses that require complex financing alternatives within our targeted sectors of lender finance and real estate. Our product offerings vary depending on which of our target markets we are servicing.

      In our lender finance business, we make senior term loans and revolving credit facilities to finance companies. As collateral for our loans, these finance companies pledge to us their loans to their customers, which we refer to as receivables. We target:

•	specialized commercial lenders such as mortgage companies, leasing companies and asset-based lenders;

•	specialized consumer lenders such as consumer installment lenders and automobile lenders; and

•	resort and residential developers and finance lenders.
      We also conduct our commercial real estate lending practice within Structured Finance. We offer variable-rate term loans secured by various types of real estate, including office, industrial, hospitality, multi-family and residential properties. These loans may be structured either as senior loans or as mezzanine loans typically with terms of two to five years. The borrowers are usually special purpose entities that have been formed for the purpose of holding discrete properties by experienced owners and operators of real property. We generally make loans that do not fit bank or insurance company lending criteria.
      Our senior loans are secured by a first mortgage on the relevant property. Our mezzanine loans may be secured by a second mortgage on the relevant property or a direct or indirect pledge of equity in the entity that owns the property. Our credit philosophy for our real estate finance activities emphasizes selecting properties that generate stable or increasing cash flow streams, have strong asset quality, and/or have proven sponsorship with defined business plans. Our senior loans are often used to fund acquisitions of properties that the new owner intends to use for a purpose that is different from what the property is being used for at the time of the purchase. This repositioning of the property often requires repayment flexibility. To address this need our mortgage loans may have little or no principal payment requirements for all or a portion of the loan term. We generally advance the client an amount up to 90% of the lesser of the appraised value or the actual cost of the property that secures the loan.
      As of December 31, 2004, Structured Finance had $1.3 billion in loans outstanding as well as commitments to loan an additional $683 million to 204 existing clients.
Loan Products and Service Offerings
      The types of loan products and services offered by each of our lending businesses share common characteristics, and we generally underwrite the same types of loans across our three businesses using the same criteria. When opportunities arise, we may offer a combination of products to a particular client. This single source approach often allows us to close transactions faster than our competitors by eliminating the need for complicated and time-consuming intercreditor negotiations. We believe our flexibility in terms of the variety of our product and service offerings and our willingness to structure our loans to meet the particular needs of our clients provide us with a competitive advantage over other lenders.

Senior Secured Asset-Based Loans
      Asset-based loans are collateralized by specified assets of the client, generally the client’s accounts receivable, inventory and/or machinery and equipment. A loan is a “senior” loan when we have a first priority lien in the collateral securing the loan. Consequently, in the event of a liquidation of the client, we would generally be entitled to the proceeds of the liquidation of the collateral securing our loan before the client’s other creditors. These loans, which are generally between $1 million and $50 million, usually have a term of two to five years. We generally will advance a client, on a revolving basis, between 80% and 90% of the value of the client’s eligible receivables and between 30% and 70% of a client’s eligible inventory.
      A client’s eligible receivables are those receivables that, in our assessment, will be collectible by the client within a specified period of time. In determining which of a client’s receivables are eligible receivables, we assess the client’s total receivables and make an adjustment for that portion of the total receivables we believe may be uncollectible. For instance, if a potential client has $20 million of accounts receivable on its balance sheet and we believe, based upon our due diligence, that 10% of these receivables may ultimately be uncollectible, in our view, the client has $18 million of eligible receivables to serve as collateral for our loan. We will consider lending the client up to 90% of eligible receivables.
      We perform industry-specific procedures when assessing the eligibility of receivables in originating asset-based loans in our Structured Finance and Healthcare and Specialty Finance Businesses. In underwriting the eligible receivables for the Structured Finance loans, we closely analyze the receivables portfolios against which we lend. This analysis includes scrutiny of the following characteristics:

•	performance of the receivables, including an extensive analysis of a discrete pool of receivables over a specified period of time;

•	seasoning, or the length of time that the receivables have been outstanding;

•	adherence by the party that owes the receivable to our client to the terms of the contract that forms the basis for the receivable;

•	credit score, such as FICO or FAIR, if applicable, of the parties that owe the receivables; and

•	diversification of the client’s receivables portfolio that serves as collateral for our loan with a focus on:

—	average receivables size;

—	geographic distribution of the receivables;

—	maturities of the receivables; and

—	weighted average interest rate of the portfolio.
      With respect to asset-based loans to our healthcare clients, we conduct targeted examinations of the client’s accounts receivable due from third-party payors. Most of these receivables are payment obligations of federal and state Medicare and Medicaid programs and other government financed programs, commercial insurance companies, health maintenance organizations and other managed healthcare concerns. This evaluation typically includes:

•	a review of historical collections by type of third-party payor;

•	a review of remittance advice and information relating to claim denials;

•	a review of claims files;

•	an analysis of billing and collections staff and procedures; and

•	a comparison of net revenues to historical collections.
      With respect to loans collateralized by a client’s inventory, we will advance funds against what we consider to be eligible inventory. A client’s eligible inventory is that portion of the client’s total inventory that we believe the client will be able to liquidate within a specified period of time. In determining which portion of a client’s inventory is eligible inventory, we assess the client’s total inventory and make a judgment as to the portion of the inventory that the client may not be able to sell. For instance, if a potential client has $20 million in inventory on hand and we believe that, based on our due diligence, the client may ultimately be unable to sell $2 million of that inventory, in our view, the client has $18 million of eligible inventory to serve as security for our loan. We will consider lending the client up to 70% of that amount.
      With respect to loans collateralized by machinery and equipment, we obtain third-party appraisals of the liquidation value of the collateral and use those appraisals to determine an appropriate liquidation value. We will consider lending at a discount to that value based on prevailing market conditions.
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

Senior Secured Cash Flow Loans
      We make loans based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. These types of loans are referred to as cash flow loans. Our senior cash flow term loans generally are secured by a security interest in all or substantially all of a client’s assets. In some cases, the equity owners of a client pledge their stock in the client to us. These loans generally range in size from $1 million to $50 million and have a term of three to five years.
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

Mortgage Loans
      We make variable rate term loans secured by first mortgages on the facilities of the respective client. These loans generally range in size from $1 million to $40 million and have a term of two to five years. Our clients to which we make mortgage loans include:

•	experienced owners and operators of hospitals, senior housing and skilled nursing facilities located in the United States;

•	experienced owners and operators of office, industrial, hospitality, multi-family and residential properties;

•	resort and residential developers; and

•	companies backed by private equity firms that frequently take out mortgages in connection with buyout transactions.
      Prior to extending a mortgage loan to a particular client, we perform extensive due diligence focusing on:

•	the historic and projected cash flow of the mortgaged property;

•	the condition of the property;

•	the market positioning of the client;

•	licensing and environmental issues related to the property and the client;

•	the client’s management; and

•	for healthcare clients, their operational expertise, regulatory and clinical compliance, reimbursement practices and their reputation in the local healthcare market.
      Our mortgage loans contain typical financial covenants that require the client to, among other things, demonstrate satisfactory debt service coverage. The client is also typically limited in its ability to make distributions to its equity owners while the loan is outstanding. Because we underwrite our mortgage loans based on the value and cash flow of the underlying real estate rather than as an operating business, CapitalSource Analytics LLC, our wholly owned due diligence and field examination subsidiary described in detail below, generally does not perform the due diligence or underwriting procedures relating to these proposed loans. Our investment officers, however, perform full due diligence and valuation procedures for our mortgage loans.

Term B, Second Lien and Mezzanine Lending
      We make Term B, second lien and, to a lesser extent, mezzanine loans. A Term B loan is a loan that shares a first priority lien in the client’s collateral with the lenders on the client’s senior loan but that comes after a senior secured loan in order of payment preference upon a borrower’s liquidation, and, accordingly, generally involves greater risk of loss than a senior secured loan. Term B loans are senior loans and, therefore, are included with senior secured loans in our portfolio statistics. A second lien loan is a loan that has a lien on the client’s collateral that is junior in order of priority and also comes after the senior loans in order of payment. We also make mezzanine loans that may be either cash flow or real estate based loans. A mezzanine loan is a loan that does not share in the same collateral package as the client’s senior loans, may have no security interest in any of the client’s assets and comes after a senior secured loan in order of payment preference. A mezzanine loan generally involves greater risk of loss than a senior loan. We typically permit our Term B, second lien and mezzanine clients to maintain a higher ratio of debt to cash flow than we permit with respect to our senior secured, first lien loans. When we make a Term B, second lien or a mezzanine loan, we typically enter into an intercreditor agreement with the senior lenders of the client. These agreements limit our ability to exercise some of the rights and remedies to which we are entitled under the terms of our loan agreements. For example, typically we may not receive payments of principal on a mezzanine loan until the senior loan is paid in full and may not receive interest payments on the loan if the client is in default under the terms of the senior loan. In many instances, we are prohibited from foreclosing on a Term B, second lien or mezzanine loan until the senior loan is paid in full. A typical intercreditor agreement also requires that any amounts that we realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving the client be turned over to the senior lender until the senior lender has realized the full value of its own claims.

Real Estate
      In connection with an acquisition of a company that provided mezzanine real estate loans, we acquired real estate assets that had been previously foreclosed on by the company we acquired. We have also foreclosed on real estate underlying loans we have originated, and we may foreclose on other real estate loans in our portfolio or acquire other portfolios that include real estate assets. As of December 31, 2004, we had $19.2 million of real estate owned.

HUD Mortgage Originations
      As a strategic supplement to our real estate lending business, we also act as an agent for the United States Department of Housing and Urban Development, or HUD, for the origination of federally insured mortgage loans. Because we are a fully approved Federal Housing Authority Title II mortgagee, we have the ability to originate, underwrite, fund and service mortgage loans insured by the FHA. FHA is a branch of HUD which works through approved lending institutions to provide federal mortgage and loan insurance for housing and healthcare facilities.
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
      The HUD approval process may take up to nine months or more from application to approval. From time to time, we make a bridge loan to our clients providing them with needed liquidity prior to receipt of the HUD approval.
      As permitted by applicable federal regulations, we may receive fees for our services in originating or placing these federally insured loans. We may sell the servicing rights to a third party for a fee. We may from time to time sell our interests in the federally insured loans we originate to third parties where we can do so at a premium or discount to the principal amount of the loan originated.
      Our HUD mortgage origination services generated $8.6 million, $4.8 million and $0.8 million in income for the years ended December 31, 2004, 2003 and 2002, respectively.

Equity Co-Investments and Warrants
      We may purchase equity in a borrower at the same time and on substantially the same terms as one of our private equity sponsor clients. These equity purchases generally range from $250,000 to $2.0 million for any given client. We do not agree to any rate or lending concessions in the loans we make to these borrowers. Most often, these investments are acquired through our Corporate Finance Business, which generates opportunities as a result of its relationships with private equity firms. In the course of evaluating a prospective client’s creditworthiness as a borrower, we also evaluate its prospects for growth. We make our equity investments in those cases where we conclude, based on the results of our due diligence, that there is likelihood we will receive a significant return on our equity investment. Our management expects that these equity co-investments will continue to be only an ancillary component of our business.
      In connection with some of our loans, we obtain warrants to purchase equity in our borrowers. The warrants we obtain are generally exercisable at a nominal price, typically $0.01 per share. We obtain these warrants as a potential means of enhancing our yield from the related loans.
      As of December 31, 2004, we accounted for our $44.0 million of investments as follows: $5.7 million — fair value; $0.8 million — equity method; and $37.5 million — cost. As of December 31, 2004, the mark-to-market adjustments associated with the warrants that are carried at fair value totaled $(1.5) million.
      As of December 31, 2004, we had also committed to contribute up to $22.0 million of capital to ten private equity funds. We made these commitments based on our close working knowledge of how the private equity funds make their investment decisions. As of December 31, 2004, we had funded $6.0 million of our total commitment.
Portfolio Overview
      The composition of our loan portfolio by type as of December 31, 2004 and 2003 was as follows:

	December 31,

	2004		2003

	($ in thousands)
Composition of portfolio by loan type:
Senior secured cash flow loans	$1,583,411	37%	$832,871	35%
Senior secured asset-based loans	1,327,556	31	802,115	33
First mortgage loans	1,120,204	26	677,404	28
Mezzanine loans	243,354	6	104,517	4

Total	$4,274,525	100%	$2,416,907	100%

      As of December 31, 2004, our loan portfolio was well diversified, with 648 loans to 452 clients operating in multiple industries. We use the term “client” to mean the legal entity that is the borrower party to a loan agreement with us. As of December 31, 2004, we had $4.3 billion in loans outstanding. Throughout this section, unless specifically stated otherwise, all figures relate to our loans outstanding as of December 31, 2004.

      Of our aggregate outstanding loan balance as of December 31, 2004, 40% was originated by Corporate Finance, 29% was originated by Healthcare and Specialty Finance and 31% was originated by Structured Finance. Revolving loans comprised 29% of our portfolio and term loans comprised 71%.
      Our loan portfolio by industry as of December 31, 2004 was as follows (percentages by loan balance):
Loan Portfolio By Industry(1)

(1)	Industry classification is based on the North American Industry Classification System (NAICS).
      As of December 31, 2004, our loans ranged in size from $0.1 million to $100.4 million. Our loan portfolio by loan balance as of December 31, 2004 was as follows:
Loan Portfolio By Loan Balance

      Our loan portfolio by client balance as of December 31, 2004 was as follows:
Loan Portfolio By Client Balance
      We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this Annual Report, we count each loan or client separately and do not aggregate loans to related entities.
      No client accounted for greater than 10% of our total revenues in 2004. The principal executive offices of our clients were located in 42 states and the District of Columbia, and no state accounted for more than 12% of the outstanding aggregate balance of our loan portfolio. In addition, we have loans in Canada and the United Kingdom which comprised less than 3% of the outstanding aggregate balance of our loan portfolio as of December 31, 2004.
      Our loan portfolio by geographic region as of December 31, 2004 was as follows:
Loan Portfolio By Geographic Region

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
      Our loans generally have stated maturities at origination that range from two to five years. As of December 31, 2004, the weighted average maturity and weighted average life of our entire loan portfolio was approximately 2.99 years and 2.46 years, respectively. Our clients typically pay us an origination fee based on a percentage of the commitment amount and typically are required to pay a prepayment penalty for at least the first two years following origination. They also often pay us a fee based on any undrawn commitments as well as a collateral management fee in the case of our asset-based revolving loans.
      The average sizes of our loans by lending business and across our overall portfolio as of December 31, 2004 were as follows:

•	Corporate Finance — $7.8 million

•	Healthcare and Specialty Finance — $6.1 million

•	Structured Finance — $5.9 million

•	Overall Portfolio — $6.6 million
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

Our Lending Process

• Development Officer:	Experienced sales and marketing professionals with experience in commercial finance
• Business Head:	President in charge of the lending business originating the loan
• Investment Officer:	Experienced professionals with backgrounds in law, private equity, investment banking or debt financing
• Underwriting Officer:	Credit professionals with experience in commercial finance
• Loan Analyst:	Credit professionals with experience in auditing
• Loan Officer:	Professionals with experience in portfolio and loan management

Origination
      Our loan origination process begins with our development officers who are charged with identifying, contacting and screening our prospective clients. Our development officers spend a significant portion of their time meeting face-to-face with key decision makers and deal referral sources such as private equity investors, business brokers, investment bankers and executives within our target industries.
      To support our development officers, we actively market our business in an effort to build awareness of the CapitalSource brand and to generate potential financing opportunities. We have developed an aggressive marketing strategy focusing on enhancing the awareness of prospective clients of the CapitalSource brand. Components of this strategy include:

•	development of relationships with private equity firms that we hope will result in the positioning of CapitalSource as the preferred source of financing for transactions among those firms and their portfolio companies;

•	traditional marketing and brand development activities such as:

•	selective advertising in trade publications within our targeted sectors, industries and markets;

•	participation in regional and national conferences attended by prospective clients and potential referral sources;

•	targeted direct mail efforts; and

•	telemarketing; and

•	extensive cross-selling efforts where we market our one-stop shop of lending products to meet emerging financial needs of our clients as they arise.
      Once a prospect is identified, the development officer or an investment officer enters basic transaction data into our proprietary transaction management database, DealTracker. The development officer then works closely with one of our investment officers in the relevant lending business to describe the prospective client’s situation and financing needs. Based on these discussions the investment officer makes a determination whether to proceed with the prospect. The relevant lending business also discusses the proposed transaction at its weekly professional staff meeting.
      If the investment officer determines that the potential transaction meets our initial credit standards, he or she prepares a term sheet. The term sheet is reviewed and approved by a managing director for the relevant lending business. In cases involving loans underwritten based on cash flow projections, the credit committee also generally reviews an initial client memorandum prepared by the investment officer briefly summarizing the terms of the proposed transaction and its associated risks. The term sheet and the initial client memorandum are linked to DealTracker and electronically distributed to the professional staff involved in the origination, credit and legal functions of our business. This distribution provides an opportunity for other investment officers and staff to review the proposed transaction and, as appropriate, provide comments and suggestions.
      Once the term sheet receives the required internal approvals, the term sheet is sent to the prospective client. The investment officer and the prospective client then negotiate the principal terms of the financing and, if the terms are agreed to, execute the term sheet.

Underwriting
      Once the term sheet has been executed, we typically require that the prospective client remit a good faith deposit to cover a portion of our direct out-of-pocket expenses as well as the due diligence and other expenses that we incur in connection with the proposed transaction, including outside and internal legal and auditing expenses and any third-party expenses. Following the receipt of the deposit, for all transactions other than mortgage loans, the investment officer engages CapitalAnalytics, our wholly owned due diligence and field examination subsidiary, to perform comprehensive due diligence and underwriting procedures relating to the proposed transaction. The investment officer concurrently conducts detailed due diligence focusing on the prospect’s industry, business and financial condition and its management and sponsorship, if any. The investment officer works with our investment analysts to prepare a detailed memorandum describing and analyzing the proposed transaction. Once the investment officer’s memorandum is approved by one of the managing directors of the applicable lending business, this memorandum and a memorandum prepared by the underwriting officer are circulated to members of the credit committee as well as other key individuals, and are also linked to DealTracker.

CapitalAnalytics
      Because of the primary emphasis we place on credit and risk analysis, we have incorporated the underwriting, due diligence and client examination functions into our lending process. We believe that the in-house examination and due diligence functions that CapitalAnalytics performs enable us to maintain a high level of quality control over these functions while delivering faster service than our competitors. The expertise of the professionals at CapitalAnalytics also facilitates our comprehensive efforts in the ongoing management of our portfolio, as discussed below.
      CapitalAnalytics is principally staffed by underwriting officers possessing significant levels of credit approval experience with banks, finance companies, accounting and/or audit firms. Within CapitalAnalytics, each of the underwriting officers and analysts is focused on a particular lending business. The underwriting officers work with our loan analysts and examiners to conduct a detailed, comprehensive accounting examination of prospective clients as part of the underwriting process.
      Unlike our development and investment officers who report to the managing directors within our lending businesses, the CapitalAnalytics professionals report to our Chief Credit Officer. The Chief Credit Officer supervises, evaluates and determines the compensation of each CapitalAnalytics employee. All compensation decisions are based on factors such as the employee’s level of experience and position as well as a qualitative assessment of his work product. Quantitative factors such as the number and size of loans ultimately approved are not considered in determining compensation.
      Housing this important underwriting function in CapitalAnalytics is designed to ensure that the underwriting and credit analysis of transactions are performed by professionals who have not had a role in identifying the prospect or negotiating the terms of the proposed loan. Because our CapitalAnalytics professionals report to the Chief Credit Officer rather than the managing directors of our lending businesses, we believe that CapitalAnalytics is able to focus exclusively on ensuring the creditworthiness of our borrowers and our “credit first” philosophy.
      The majority of the costs of the services provided by CapitalAnalytics are ultimately charged to the client. Services related to underwriting and credit analysis on each loan origination are capitalized and amortized as interest income over the life of the loan. Services relating to recurring due diligence on existing loans and services on terminated loans are taken into income as the services are provided or when the loan is terminated, respectively.
      To apply consistent underwriting standards, CapitalAnalytics uses sector-specific due diligence methodologies that have been developed by our Chief Credit Officer and his staff. These procedures include detailed examinations and customized analyses performed by our underwriting teams and the legal department of the following key factors for each client:

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
      As part of the evaluation of a proposed loan, the underwriting team prepares a comprehensive memorandum for presentation to the credit committee. The typical underwriting memorandum prepared by CapitalAnalytics for a prospective transaction generally consists of:

•	a description of the business;

•	an evaluation of risks specific to the business;

•	a detailed analysis of the client’s historical and projected financial performance;

•	an in-depth balance sheet and collateral analysis;

•	client-specific testing and analysis;

•	the results of a number of other detailed examination procedures;

•	a description of the client’s capital structure; and

•	a description of the investment risk and return characteristics.
      When the underwriting memorandum is complete, it is provided to the director of credit of the relevant lending business for review. After any requested revisions are made, the lead underwriting officer submits the underwriting memorandum to the credit committee members and links it to DealTracker at the same time as the investment officer distributes his memorandum.
     Approval
      The unanimous approval of our credit committee is required before we make a loan. The members of our credit committee are our Chief Executive Officer, our President, our Chief Credit Officer, our Chief Legal Officer and for each loan proposed to be made by his lending business, the President of that lending business. The credit committee generally meets semi-weekly and more frequently on an as-needed basis. Prior to the credit committee meetings, our members review the separate memoranda prepared by the investment officer and CapitalAnalytics. At the meeting, the investment officer and lead underwriting officer for each transaction under consideration present their findings and recommendations to the committee members. The committee members then have the opportunity to discuss the transaction with the presenting officers. Following the discussion, the committee votes on whether to approve the transaction.
      If approved, the legal documentation process begins. Many of our loans are documented and closed by our 28-person in-house legal team. Other loans are outsourced to outside counsel who document and close loans under the supervision of our in-house legal department. The legal costs we incur in documenting and closing our loan transactions, whether attributable to in-house or outside legal counsel, are charged to our clients.
      The following chart illustrates the selectivity of our loan approval process:
Company Transaction Volume
Through December 31, 2004

Servicing
      After a loan is approved and closed, the loan is assigned to a loan officer who enters it into our proprietary loan servicing system known as CapitalSource Asset Manager, or CAM. Each loan officer works within a specific lending business to provide tailored and highly customized servicing capabilities appropriate to that business. CapitalAnalytics also performs regularly scheduled examinations on most loans. As with its initial due diligence efforts, the costs of the regular examinations performed by CapitalAnalytics are charged to our clients.
      Each lending business has developed specific servicing and portfolio guidelines that are customized for its particular sectors. The loan officers are generally responsible for:

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
      As of December 31, 2004, our loan officers managed an average of 12 accounts.
      Each week we hold a portfolio review meeting to review material events and information on our loans. These meetings are attended by each member of the credit committee as well as senior management of the lending business whose loans are being discussed. The loan officer provides an update on the client accounts for which they are responsible. Loans are discussed at least monthly with more detailed discussions of loans that are performing below expectations.
      Additionally, we undertake a more extensive quarterly re-evaluation of each loan. The extent of the review that we undertake for any particular loan is dictated by the complexity of the transaction and the consistency of the credit. Because we require more frequent examinations for asset intensive accounts, many accounts are actually examined on a quarterly basis. While the loan rating system described below identifies the relative risk for each transaction, the rating alone does not dictate the scope and/or frequency of any recurring examinations that we perform. The frequency of performing recurring examinations is determined by a number of factors, including the loan structure and type of collateral, the current financial performance of the client and the quality of the client’s information systems.
Financing
      We depend on external financing sources to fund our operations. To date, we have employed a variety of financing arrangements including on-balance sheet term debt transactions, credit facilities, convertible debt and repurchase agreements. We expect that we will continue to seek external financing sources in the future. Our existing financing arrangements are described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
Loan Syndications
      We sometimes originate loans that we syndicate to other lenders and for which we act as agent. As of December 31, 2004, the aggregate outstanding balance of loans we had syndicated was $463.6 million.
      We also participate in loans originated and syndicated by other lenders where we are not the agent. In these situations, we generally lend money to clients as part of a larger lending package arranged by another lender. As of December 31, 2004, approximately 3% of the aggregate outstanding balance of our loan portfolio comprised loans for which we are not the agent. In cases where we are not the agent for a particular loan, we are often subject to contractual arrangements that prohibit us from unilaterally taking actions to enforce our remedies under the loan documents or foreclose on the loan. We generally may only take these actions with the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance of the loans. We do not actively seek non-agented lending opportunities, but rather selectively participate in those offered to us by other lenders. In each case, we apply the same underwriting and credit standards in determining whether to participate in a co-lending arrangement as we would in evaluating whether to originate a loan ourselves.
Loan Ratings
      We have developed a comprehensive rating system and process to provide timely and accurate assessments of the credit risk inherent in each of our loans. While rating criteria vary by product, each loan rating focuses on the same three factors:

•	credit;

•	collateral; and

•	financial reporting.
      Our loan officers conduct a quarterly review in which they rate each of the loans for which they are responsible. Some loans are reviewed more frequently. Following each review process, selected loan files are passed to our portfolio review specialist for an independent review, using both objective and subjective criteria. Based on this review, the portfolio review specialist then submits to our Chief Credit Officer a recommendation to affirm or change the ratings.
      The Chief Credit Officer reviews these recommendations and makes a final decision with respect to proposed changes. Lower rated loans receive more scrutiny by our Chief Credit Officer. Once the ratings have been finalized each quarter, the new ratings are made available to all of our professional staff.
      In addition to our quarterly ratings review process, our credit committee affirms each loan rating in an intensive quarterly rating review meeting.
Proprietary Information Systems
      We believe that effective use of technology can streamline business functions, expedite loan turnaround time and enhance our loan servicing abilities. As of December 31, 2004, we employed 25 information systems employees, including 13 network support personnel and seven applications developers. In addition to widely used commercial software, we have developed two proprietary systems that we use in our daily operations:

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
      Designed to be flexible, CAM allows us to meet the specific needs of our business without being constrained by limitations imposed by vendor-supplied software packages that can be both limiting in design and overly complex in functionality. By using our own proprietary software platform, we protect our business from changes in a software vendor’s applications support and benefit from the ability to continuously tailor the package to meet our specific needs.
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
Competition
      Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. We compete with a large number of financial services companies, including:

•	specialty and commercial finance companies;

•	commercial banks;

•	insurance companies;

•	private investment funds;

•	investment banks; and

•	other equity and non-equity based investment funds.
      Some of our competitors have substantial market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of our competitors also have access to lower cost capital.
      Competition from traditional competitors has been impacted by industry consolidation, increased emphasis on liquidity and credit spreads, with greater dispersion of credit spreads for lower rated credits. We believe we compete based on:

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
      In addition, many of the healthcare clients of Healthcare and Specialty Finance are subject to licensure, certification and other regulation and oversight under the applicable Medicare and Medicaid programs. These regulations and governmental oversight indirectly affect our business in several ways.

•	With limited exceptions, the law prohibits payment of amounts owed to healthcare providers under the Medicare and Medicaid programs to be directed to any entity other than actual providers approved for participation in the applicable programs. Accordingly, while we lend money that is secured by pledges of Medicare and Medicaid receivables, if we were required to invoke our rights to the pledged receivables, we would be unable to collect receivables payable under these programs directly. We would need a court order to force collection directly against these governmental payors.

•	Hospitals, nursing facilities and other providers of healthcare services are not always assured of receiving Medicare and Medicaid reimbursement adequate to cover the actual costs of operating the facilities. Many states are presently considering enacting, or have already enacted, reductions in the amount of funds appropriated to healthcare programs resulting in rate freezes or reductions to their Medicaid payment rates and often curtailments of coverage afforded to Medicaid enrollees. Most of our healthcare clients depend on Medicare and Medicaid reimbursements, and reductions in reimbursements caused by either payment cuts or census declines from these programs may have a negative impact on their ability to generate adequate revenues to satisfy their obligations to us. There are no assurances that payments from governmental payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for coverage under these programs.

•	For our clients to remain eligible to receive reimbursements under the Medicare and Medicaid programs, the clients must comply with a number of conditions of participation and other regulations imposed by these programs, and are subject to periodic federal and state surveys to ensure compliance with various clinical and operational covenants. A client’s failure to comply with these covenants and regulations may cause the client to incur penalties and fines and other sanctions, or lose its eligibility to continue to receive reimbursements under the programs, which could result in the client’s inability to make scheduled payments to us.

Employees
      As of December 31, 2004, we employed 398 people. We believe that our relations with our employees are good.
Executive Officers
      Our executive officers and their ages and positions as of March 1, 2005 are as follows:

Name	Age	Position

John K. Delaney	41	Chairman of the Board of Directors and Chief Executive Officer
Jason M. Fish	47	President and Director
Bryan M. Corsini	43	Chief Credit Officer
Thomas A. Fink	41	Chief Financial Officer
Steven A. Museles	41	Chief Legal Officer and Secretary
Dean C. Graham	39	President — Healthcare and Specialty Finance
Joseph A. Kenary, Jr.	40	President — Corporate Finance
Michael C. Szwajkowski	38	President — Structured Finance
James M. Mozingo	41	Chief Accounting Officer
Donald F. Cole	34	Chief Operations Officer
      Biographies for our executive officers are as follows:
      John K. Delaney, 41, a co-founder of the company, is our Chief Executive Officer, Chairman of our board and is a member of our Executive Management Committee. He has been the Chief Executive Officer and has served on our board since our inception in 2000. From inception until our reorganization as a corporation, Mr. Delaney served as one of our two Executive Managers. From 1993 until its sale to Heller Financial in 1999, Mr. Delaney was the co-founder, Chairman and Chief Executive Officer of HealthCare Financial Partners, Inc., a provider of commercial financing to small and medium-sized healthcare service companies. Mr. Delaney received his undergraduate degree from Columbia University and his juris doctor degree from Georgetown University Law Center.
      Jason M. Fish, 47, a co-founder of the company, is our President, a director and is a member of our Executive Management Committee. He has been our President and has served on our board since our inception in 2000. From inception until our reorganization as a corporation, Mr. Fish also served as one of our two Executive Managers. Prior to founding CapitalSource, Mr. Fish was employed from 1990 to 2000 by

Farallon Capital Management, L.L.C., serving as a managing member from 1992 to 2000. Mr. Fish was responsible for the real estate activities of and was involved in both credit and private equity investing for Farallon Capital Management, L.L.C. and Farallon Partners, L.L.C. and their affiliates. Before joining Farallon, Mr. Fish worked at Lehman Brothers Inc., where he was a Senior Vice President responsible for its financial institution investment banking coverage on the West Coast. Mr. Fish currently serves on the board of directors of Town Sports International Inc. He received his undergraduate degree from Princeton University.
      Bryan M. Corsini, 43, has served as our Chief Credit Officer since our inception in 2000 and is a member of our Executive Management Committee. Prior to joining CapitalSource, Mr. Corsini worked from 1986 to 2000 at Fleet Capital Corporation, a commercial finance company, as Senior Vice President, Head of Loan Administration and Senior Vice President, Underwriting Manager and, most recently, as Executive Vice-President in charge of underwriting and credit for the Northeast Division. Prior to joining Fleet Capital, he was a senior auditor for Coopers & Lybrand where he was responsible for planning, administration and audits of various public and private companies. Mr. Corsini is a certified public accountant and received his undergraduate degree from Providence College.
      Thomas A. Fink, 41, has served as our Chief Financial Officer since May 2003 and is a member of our Executive Management Committee. Prior to joining CapitalSource, Mr. Fink worked as an independent management and finance consultant from December 2001 to May 2003. From 1989 until 2001, Mr. Fink held a variety of finance positions at US Airways Group, Inc. including Treasurer and, most recently, Vice President — Purchasing. Mr. Fink received his undergraduate degree from the University of Notre Dame and his masters of business administration from the University of Chicago Graduate School of Business.
      Steven A. Museles, 41, has served as our Chief Legal Officer and Secretary since our inception in 2000 and is a member of our Executive Management Committee. Prior to joining us, Mr. Museles was a partner practicing corporate and securities law at the law firm of Hogan & Hartson L.L.P., which he joined in 1993. Mr. Museles holds his undergraduate degree from the University of Virginia and his juris doctor degree from Georgetown University Law Center.
      Dean C. Graham, 39, has served as the President — Healthcare and Specialty Finance since February 2005 and is a member of our Executive Management Committee. Mr. Graham served as the Managing Director — Group Head of our Heathcare Finance group from September 2001 until assuming his current responsibilities. Prior to joining us, Mr. Graham was employed from 1998 to 2001 at Heller Healthcare Finance and its predecessor company HealthCare Financial Partners, where he was the Senior Vice President of the Portfolio Development Group and a member of the Heller Healthcare Finance credit committee. Mr. Graham holds an undergraduate degree from Harvard College, a juris doctor degree from the University of Virginia School of Law and a masters degree from the University of Cambridge.
      Joseph A. Kenary, Jr., 40, has served as the President — Corporate Finance since February 2005 and is a member of our Executive Management Committee. Mr. Kenary served as the Managing Director — Group Head of our Corporate Finance group from September 2001 until assuming his current responsibilities. From our inception until September 2001, Mr. Kenary served as an investment officer in our Corporate Finance group. Prior to joining us, Mr. Kenary was employed from 1998 to 2000 at Heller HealthCare Finance and its predecessor company, HealthCare Financial Partners, most recently serving as a Vice President/ Investment Officer. Mr. Kenary received his undergraduate degree from Harvard College and his masters of business administration from the Anderson School at University of California, Los Angeles.
      Michael C. Szwajkowski, 38, has served as the President — Structured Finance since February 2005 and is a member of our Executive Management Committee. Mr. Szwajkowski served as the Managing Director — Group Head of our Structured Finance group from September 2001 until assuming his current responsibilities. Prior to joining us, from April 1999 until October 2000, Mr. Szwajkowski served as the founder and President of Clarity Holdings, Inc., a financial services holding company which owned and operated a national bank. Mr. Szwajkowski received his undergraduate degree from Bowdoin College and a masters of business administration from the University of Chicago Graduate School of Business.

      James M. Mozingo, 41, has served as the Chief Accounting Officer since October 2003. Mr. Mozingo served as Controller from our inception until assuming his current position. Prior to joining us, Mr. Mozingo served as the controller of Orbital Imaging Corporation, a satellite imaging company which filed a voluntary petition of reorganization under Chapter 11 of the federal bankruptcy code in April 2002, from 1998 to 2000. Prior to that, Mr. Mozingo was a senior manager at Ernst & Young LLP. Mr. Mozingo is a certified public accountant and received his undergraduate degree in accounting from William & Mary in 1985.
      Donald F. Cole, 34, has served as our Chief Operations Officer since February 2005 and is a member of our Executive Management Committee. Mr. Cole served as our Chief Information Officer from July 2003 until assuming his current responsibilities. Mr. Cole joined us in March 2001 as a loan officer, was promoted first to Control Systems Officer in 2002 and then to Director of Operations in January 2003. Prior to joining us, Mr. Cole practiced law at Covington & Burling, LLP from 2000 until 2001. Mr. Cole is a certified public accountant and earned both his undergraduate degree and his masters of business administration from the State University of New York at Buffalo and his juris doctor degree from the University of Virginia School of Law.
Other Information
      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.capitalsource.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
      We also provide access on our website to our Principles of Corporate Governance, Code of Business Conduct and Ethics, the charters of our Audit, Compensation and Nominating and Corporate Governance Committees and other corporate governance documents. Copies of these documents are available to any shareholder upon written request made to our corporate secretary at our Chevy Chase, Maryland address. In addition, we intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics.

ITEM 2.	PROPERTIES
      Our headquarters are located in Chevy Chase, Maryland, a suburb of Washington, D.C., where we lease 75,599 square feet of office space under a lease that expires in May 2013. This office houses the bulk of our technology and administrative functions and serves as the primary base for our lending operations. We maintain offices in California, Connecticut, Florida, Georgia, Illinois, Massachusetts, Missouri, New York, Ohio, Pennsylvania, Tennessee and Texas. We believe our leased facilities are adequate for us to conduct our business.

ITEM 3.	LEGAL PROCEEDINGS
      From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matter was submitted to a vote of our security holders during the fourth quarter of 2004.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
      Our common stock has been traded on The New York Stock Exchange under the symbol “CSE” since our initial public offering on August 7, 2003. The high and low sales prices for our common stock as reported by the NYSE for the quarterly periods from August 7, 2003 through March 11, 2005 were as follows:

	High	Low

2003:
Third Quarter (from August 7, 2003)	$18.15	$16.50
Fourth Quarter	$24.10	$16.82
2004:
First Quarter	$24.50	$18.85
Second Quarter	$25.02	$20.00
Third Quarter	$23.71	$19.15
Fourth Quarter	$25.98	$21.25
2005:
First Quarter (through March 11, 2005)	$25.78	$22.65
      On March 11, 2005, the last reported sale price of our common stock on the NYSE was $23.05 per share.
Holders
      As of December 31, 2004, there were 199 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.
Dividend Policy
      Since our reorganization from a limited liability company to a corporation in connection with our initial public offering, we have not paid any dividends. We intend to retain our future earnings, if any, to finance the future development and operation of our business. Accordingly, we do not anticipate paying any dividends on our common stock in the foreseeable future.
      As a limited liability company, we paid distributions to our members based on the estimated taxes payable on the taxable income passed through to them. Distributions for the years ended December 31, 2003 and 2002 were $32.7 million and $15.2 million, respectively.

ITEM 6.	SELECTED FINANCIAL DATA
      You should read the data set forth below in conjunction with our consolidated financial statements and related notes of CapitalSource Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this report. The following tables show selected portions of audited historical consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002 and 2001 and for the period from September 7, 2000, the date we commenced operations, through December 31, 2000. We derived our selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002 and 2001 and for the period from September 7, 2000, the date we commenced operations, through December 31, 2000 from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm.
      The average number of common shares outstanding has been adjusted to reflect the recapitalization that took place on August 30, 2002 as if it occurred on September 7, 2000 (inception). For additional description of the recapitalization, see Note 10, Shareholders’ Equity, in the audited consolidated financial statements for the year ended December 31, 2004.

					Period from
					September 7,
					2000
					(Inception)
	Year Ended December 31,				through
					December 31,
	2004	2003	2002	2001	2000

	($ in thousands, except per share data)
Results of operations:
Interest income	$313,827	$175,169	$73,591	$21,915	$2,478
Fee income	86,324	50,596	17,512	4,553	217

Total interest and fee income	400,151	225,765	91,103	26,468	2,695
Interest expense	79,053	39,956	13,974	4,286	295

Net interest and fee income	321,098	185,809	77,129	22,182	2,400
Provision for loan losses	25,710	11,337	6,688	—	—

Net interest and fee income after provision for loan losses	295,388	174,472	70,441	22,182	2,400
Total operating expenses	107,748	67,807	33,595	15,589	2,525
Total other income	17,781	25,815	4,736	199	63

Net income (loss) before income taxes	205,421	132,480	41,582	6,792	(62)
Income taxes(1)	80,570	24,712	—	—	—

Net income (loss)	$124,851	$107,768	$41,582	$6,792	$(62)

Net income per share:
Basic	$1.07	$1.02	$0.43	$0.07	$(0.00)

Diluted	$1.06	$1.01	$0.42	$0.07	$(0.00)

Average shares outstanding:
Basic(2)	116,217,650	105,281,806	97,701,088	97,246,279	97,016,588

Diluted(2)	117,600,676	107,170,585	99,728,331	99,336,235	99,288,600

(1)	We provided for income taxes on the income earned in 2004 based on a 39.2% effective tax rate. We provided for income taxes on the income earned from August 7, 2003 through December 31, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by our members.

(2)	Adjusted to reflect the recapitalization that took place on August 30, 2002 as if it occurred on September 7, 2000 (inception).

	December 31,

	2004	2003	2002	2001	2000

	($ in thousands)
Balance sheet data:
Loans	$4,274,525	$2,416,907	$1,073,680	$394,272	$84,528
Less deferred loan fees	(98,936)	(59,793)	(30,316)	(10,746)	(2,354)
Less allowance for loan losses	(35,208)	(18,025)	(6,688)	—	—

Loans, net	4,140,381	2,339,089	1,036,676	383,526	82,174
Total assets	4,736,829	2,567,091	1,160,605	429,642	105,755
Repurchase agreement	—	8,446	—	—	—
Credit facilities	966,961	737,998	240,501	207,104	8,251
Term debt	2,189,356	923,208	428,585	—	—
Convertible debt	561,371	—	—	—	—

Total borrowings	3,717,688	1,669,652	669,086	207,104	8,251
Total shareholders’ equity	946,391	867,132	473,682	215,126	96,708
Portfolio statistics:
Number of loans closed to date	923	504	209	73	15
Number of loans paid off to date	(275)	(87)	(24)	(2)	—

Number of loans	648	417	185	71	15

Total loan commitments	$6,379,012	$3,673,369	$1,636,674	$580,640	$138,384
Average outstanding loan size	$6,596	$5,796	$5,804	$5,553	$5,635
Average balance of loans outstanding during period	$3,287,734	$1,760,638	$672,015	$186,051	$52,948
Employees as of period end	398	285	164	86	30

Period from
September 7,
2000
(Inception)
Year Ended December 31,	through
December 31,
2004	2003	2002	2001	2000

Performance ratios:
Pre-tax return on average assets	5.90%	7.00%	5.63%	3.23%	(0.27)%
Pre-tax return on average equity	23.32%	19.57%	12.23%	4.86%	(0.28)%
Net interest margin	9.30%	9.81%	10.50%	10.64%	10.83%
Operating expenses as a percentage of average total assets	3.09%	3.58%	4.55%	7.41%	10.92%
Efficiency ratio (operating expenses/ net interest and fee income and other income)	31.8%	32.0%	41.0%	69.7%	102.5%
Credit quality and leverage ratios:
60 or more days contractual delinquencies as a percentage of loans (as of period end)	0.76%	0.18%	0.00%	0.00%	0.00%
Loans on non-accrual status as a percentage of loans (as of period end)	0.53%	0.36%	0.00%	0.00%	0.00%
Net charge offs (as a percentage of average loans)	0.26%	0.00%	0.00%	0.00%	0.00%
Allowance for loan losses as a percentage of loans (as of period end)	0.82%	0.75%	0.62%	0.00%	0.00%
Total debt to equity (as of period end)	3.93	x	1.93	x	1.41	x	0.96	x	0.09	x
Equity to total assets (as of period end)	20.0%	33.8%	40.8%	50.1%	91.5%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
      This Form 10-K, including the footnotes to our consolidated financial statements included herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our clients’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements. More detailed information about these factors is contained herein in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.
      The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the caption “Selected Financial Data.”
OVERVIEW
      We are a specialized commercial finance company providing loans to small and medium-sized businesses. Our goal is to be the lender of choice for small and medium-sized businesses with annual revenues ranging from $5 million to $500 million that require customized and sophisticated debt financing. We conduct our business in one reportable segment through three focused lending businesses:

•	Corporate Finance, which generally provides senior and mezzanine loans principally to businesses backed by private equity sponsors;

•	Healthcare and Specialty Finance, which generally provides asset-based revolving lines of credit, first mortgage loans, equipment financing and other senior and mezzanine loans to healthcare businesses and a broad range of other companies; and

•	Structured Finance, which generally provides asset-based lending to finance companies and commercial real estate owners.
      We offer a range of senior secured asset-based loans, first mortgage loans, senior secured cash flow loans and mezzanine loans to our clients. Although we occasionally make loans greater than $50 million, our loans generally range from $1 million to $50 million, with an average loan size as of December 31, 2004 of $6.6 million, and generally have a maturity of two to five years. Substantially all of our loans require monthly interest payments at variable rates. In many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining.
      Our revenue consists of interest and fees from our loans and, to a lesser extent, other income which includes unrealized appreciation (depreciation) on certain investments, gains (losses) on the sale of warrants and other investments, gains (losses) on derivatives, third-party loan servicing income, income from fee generating business and deposits forfeited by our prospective borrowers. Our expenses consist principally of interest expense on our borrowings and operating expenses, which include compensation and employee benefits and other administrative expenses.
      We borrow money from our lenders at variable interest rates. We generally lend money at variable rates based on the prime rate. To a large extent, our operating results and cash flow depend on the difference between the interest rate at which we borrow funds and the interest rate at which we lend these funds.
      The primary driver of our results of operations and financial condition has been our significant growth since our inception on September 7, 2000. Our interest earning assets, which consist primarily of loans, grew to $4.7 billion as of December 31, 2004, an increase of 81%, from $2.6 billion as of December 31, 2003, and generated a gross yield of 11.59% for the year ended December 31, 2004.
      We believe we have been able to manage our significant growth since inception without material adverse effects on the credit quality of our portfolio. We have provided an allowance for loan losses consistent with our expectation of losses inherent in our portfolio. As of December 31, 2004, loans with an aggregate principal balance of $32.3 million were 60 or more days delinquent. As of December 31, 2004, loans with an aggregate principal balance of $22.4 million were on non-accrual status.
      Our business depends on our access to external sources of financing and the cost of such funds. Since inception, we have funded our business through a combination of secured credit facilities, secured term debt, convertible debt, equity and retained earnings. The weighted average interest cost of our borrowings for the year ended December 31, 2004 was 3.08%. All of our term debt transactions have been accounted for as on-balance sheet financings with no gain or loss recorded on the transactions. As of December 31, 2004, our debt to equity ratio was 3.93x. Our ability to continue to grow depends to a large extent on our ability to continue to borrow from our lenders and our access to the debt capital markets. To the extent these markets were to suffer from prolonged disruptions, our ability to finance continued growth could be hampered. We believe that our capital structure and access to additional funding sources provide us with the flexibility to continue to grow our assets as we pursue attractive lending opportunities.
      We accelerated our hiring and investments in other operational assets during our first years in operation and have continued to make these investments. We believe our expenses generally will continue to decrease as a percentage of our average total assets as we continue to monitor our operating expenses and spread these expenses over a growing portfolio of loans. For the year ended December 31, 2004, the ratio of our operating expenses to average total assets was 3.09%, down from 3.58% for the year ended December 31, 2003.
      During 2004, short-term interest rates rose, and we expect them to continue to rise. Increases in short-term interest rates will have a positive impact on our net interest income as substantially all of our loans are at variable rates, while certain of our borrowings are at fixed rates. However, with respect to our borrowers who generate cash flow in an amount that is only sufficient to service our debt, rising interest rates may adversely affect their ability to service our debt absent any improvements in their businesses. We intend to closely monitor the effect of interest rate movements on our clients’ ability to make timely payments.

Portfolio Composition
      Prior to February 1, 2005, our security alarm industry loans were included in our Structured Finance Business and are reflected as such in the portfolio statistics below. The composition of our loan portfolio by type and by lending business as of December 31, 2004 and 2003 was as follows:

	December 31,

	2004		2003

	($ in thousands)
Composition of portfolio by loan type:
Senior secured cash flow loans	$1,583,411	37%	$832,871	35%
Senior secured asset-based loans	1,327,556	31	802,115	33
First mortgage loans	1,120,204	26	677,404	28
Mezzanine loans	243,354	6	104,517	4

Total	$4,274,525	100%	$2,416,907	100%

Composition of portfolio by lending business:
Corporate Finance	$1,709,180	40%	$972,105	40%
Healthcare and Specialty Finance	1,229,804	29	656,671	27
Structured Finance	1,335,541	31	788,131	33

Total	$4,274,525	100%	$2,416,907	100%

      The number of loans, average loan size, number of clients and average loan size per client by lending business as of December 31, 2004 were as follows:

	Number of	Average	Number	Average Loan Size
	Loans	Loan Size	of Clients	Per Client

	($ in thousands)
Composition of portfolio by lending business:
Corporate Finance	219	$7,804	97	$17,620
Healthcare and Specialty Finance	203	6,058	151	8,144
Structured Finance	226	5,909	204	6,547

Overall portfolio	648	6,596	452	9,457

      The scheduled maturities of our loan portfolio by type as of December 31, 2004 were as follows:

	Due in	Due in One
	One Year	to Five	Due After
	Or Less	Years	Five Years	Total

	($ in thousands)
Scheduled maturities by loan type:
Senior secured cash flow loans	$217,143	$1,311,242	$55,026	$1,583,411
Senior secured asset-based loans	163,840	1,163,716	—	1,327,556
First mortgage loans	192,507	887,735	39,962	1,120,204
Mezzanine loans	50,527	172,942	19,885	243,354

Total	$624,017	$3,535,635	$114,873	$4,274,525

      The dollar amounts of all fixed-rate and adjustable-rate loans by loan type as of December 31, 2004 were as follows:

	Adjustable	Fixed
	Rates	Rates	Total

	($ in thousands)
Composition of portfolio by loan type:
Senior secured cash flow loans	$1,539,289	$44,122	$1,583,411
Senior secured asset-based loans	1,295,324	32,232	1,327,556
First mortgage loans	1,105,211	14,993	1,120,204
Mezzanine loans	107,130	136,224	243,354

Total	$4,046,954	$227,571	$4,274,525

Percentage of total portfolio	94.7%	5.3%	100.0%

      We also invest in equity interests, typically in connection with a loan to a client. The investments include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments. As of December 31, 2004 and 2003, the carrying value of our investments was $44.0 million and $39.8 million, respectively. As of December 31, 2004, investments totaling $5.7 million are carried at fair value with increases and decreases recorded in other income (expense).
      As of December 31, 2004, we were committed to contribute $16.0 million of additional capital to ten private equity funds.

Interest and Fee Income
      Interest and fee income represents loan interest and net fee income earned from our loan operations. Substantially all of our loans charge interest at variable rates that generally adjust daily. Fee income includes the amortization of loan origination fees, net of the direct costs of origination, the amortization of original issue discount, the amortization of the discount or premium on loans acquired, and other fees charged to borrowers. Loan prepayments may materially affect fee income since, in the period of prepayment, the amortization of remaining net loan origination fees and discounts is accelerated and prepayment penalties may be assessed on the prepaid loans.

Interest Expense
      Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. With the exception of our convertible debt, which pays a fixed rate, all of our borrowings charge interest at variable rates based on 30-day LIBOR or commercial paper rates plus a margin. As our borrowings increase and as short term interest rates rise, our interest expense will increase. Deferred financing fees and the costs of acquiring debt, such as commitment fees and legal fees, are amortized over the shorter of either the first call period or the contractual maturity of the borrowing. Loan prepayments may materially affect interest expense since in the period of prepayment the amortization of remaining deferred financing fees and debt acquisition costs is accelerated.

Provision for Loan Losses
      The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan losses inherent in our portfolio. As the size of our portfolio increases, the mix of loans within our portfolio changes, or if the credit quality of the portfolio declines, we record a provision to increase the allowance for loan losses.

Operating Expenses
      Operating expenses include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses.

Other Income (Expense)
      Other income (expense) consists of gains (losses) on the sale of equity investments and warrants, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with HUD origination activities, third-party servicing income, and other miscellaneous fees and expenses not attributable to our loan operations.

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
      We operate as a single business segment and, therefore, this statement is not applicable. Because our clients require customized and sophisticated debt financing, we have created three lending businesses to develop the industry experience required to structure loans that reflect the particular credit and security characteristics required by different types of clients. However, we manage our operations as a whole rather than by lending business. For example:

•	To date, our resources have been sufficient to support our entire lending business. We obtain resources for the benefit of the entire company and do not allocate resources to specific lending businesses based on their individual or relative performance. Generally, we fund all of our loans from common funding sources.

•	We have established common loan origination, credit underwriting, credit approval and loan monitoring processes, which are used by all lending businesses.

•	We do not factor the identity of the lending business originating a loan into our decision as to whether to fund proposed loans. Rather, we fund every loan that is approved by our credit committee and is acceptable to our customers, and we expect this trend to continue.
Results of Operations
      Our results of operations continue to be driven primarily by our rapid growth. The most significant factors influencing our results of operations for the years ended December 31, 2004, 2003 and 2002 described in this section were:

•	Significant growth in our loan portfolio;

•	Increased borrowings to fund our growth;

•	Increased operating expenses, consisting primarily of higher employee compensation directly related to increases in the number of employees necessary to originate and manage our loan portfolio;

•	Increased provision for loan losses as our portfolio continued to grow; and

•	Increased effective tax rate.

      Our operating results for the year ended December 31, 2004 compared to the year ended December 31, 2003 and for the year ended December 31, 2003 compared to the year ended December 31, 2002 were as follows:

	Year Ended				Year Ended
	December 31,				December 31,

	2004	2003	$ Change	% Change	2003	2002	$ Change	% Change

	($ in thousands)
Interest income	$313,827	$175,169	$138,658	79%	$175,169	$73,591	$101,578	138%
Fee income	86,324	50,596	35,728	71%	50,596	17,512	33,084	189%
Interest expense	79,053	39,956	39,097	98%	39,956	13,974	25,982	186%
Provision for loan losses	25,710	11,337	14,373	127%	11,337	6,688	4,649	70%
Operating expenses	107,748	67,807	39,941	59%	67,807	33,595	34,212	102%
Other income	17,781	25,815	(8,034)	(31)%	25,815	4,736	21,079	445%
Income taxes	80,570	24,712	55,858	226%	24,712	—	24,712	n/a
Net income	124,851	107,768	17,083	16%	107,768	41,582	66,186	159%
     Comparison of the Years Ended December 31, 2004 and 2003
     Interest Income
      The increase in interest income was due to the growth in average interest earning assets, primarily loans, of $1.6 billion, or 82%, partially offset by a decrease in the interest component of yield of 9.09% for the year ended December 31, 2004 from 9.25% for the year ended December 31, 2003. Fluctuations in yields are driven by a number of factors including the coupon on new originations, the coupon on loans that pay down or pay off and the effect of external interest rates.

Fee Income
      The increase in fee income was primarily due to two factors. First, the recognition of greater prepayment fee income associated with the accelerated amortization of deferred net origination fees and loan discounts and prepayment fees which aggregated $25.9 million for the year ended December 31, 2004 compared to $15.6 million for the year ended December 31, 2003. The remaining $9.8 million increase in fee income was due to the overall growth in interest earning assets.

Interest Expense
      We fund our growth largely through borrowings. Consequently, the increase in our interest expense was primarily due to an increase in borrowings as well as rising interest rates during the year. In 2004, our borrowings increased $1.4 billion, or 113%. This increase was partially offset by a decrease in our cost of borrowings resulting from more cost effective financings.

Net Interest Margin
      Net interest margin, defined as net interest income divided by average interest earning assets, was 9.30% for the year ended December 31, 2004, a decline of 51 basis points from 9.81% for the year ended December 31, 2003. The decrease in net interest margin was primarily due to the increase in interest expense resulting from higher leverage. Net interest spread, the difference between our gross yield on interest earning assets and the cost of our interest bearing liabilities, was 8.51% for the year ended December 31, 2004, a decrease of 9 basis points from 8.60% for the year ended December 31, 2003. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The decrease in net interest spread is attributable to the changes in its components as described above.

      The yields of interest earning assets and the costs of interest bearing liabilities for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended December 31,

	2004			2003

		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

	($ in thousands)
Interest earning assets:
Interest income		$313,827	9.09%		$175,169	9.25%
Fee income		86,324	2.50		50,596	2.67

Total interest earning assets(1)	$3,453,888	400,151	11.59	$1,893,342	225,765	11.92
Total interest bearing liabilities(2)	2,567,077	79,053	3.08	1,204,252	39,956	3.32

Net interest spread		$321,098	8.51%		$185,809	8.60%

Net interest margin (net yield on interest earning assets)			9.30%			9.81%

(1)	Interest earning assets include loans, cash and restricted cash.

(2)	Interest bearing liabilities include credit facilities, term debt, convertible debt and repurchase agreements.

Provision for Loan Losses
      The increase in the provision reflected the growth and the seasoning of the portfolio and an increase in the balance of impaired loans in the portfolio. Another factor contributing to the increase in the provision was the change in composition of our portfolio by loan type. During 2004, senior secured cash flow loans and mezzanine loans increased at a faster rate than the rest of our portfolio. Due to their higher risk profile, senior-secured cash flow loans and mezzanine loans have a higher general reserve provision than the other loans in our portfolio. During the years ended December 31, 2004 and 2003, we recorded specific reserves of $11.2 million and $2.7 million, respectively, for loans which we considered to be impaired. We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments.

Other Income
      The decrease in other income for the year ended December 31, 2004 was primarily due to the decrease in gain on investments to $2.4 million from $18.1 million for the year ended December 31, 2003 due primarily to the gain on sale of our equity interest in MedCap Properties LLC of $12.6 million recognized in 2003. Partially offsetting this decrease was the increase of $3.2 million in fees arising from our activities in originating federally insured mortgage loans, the addition of $3.8 million in third-party servicing fees and an increase of $1.9 million in diligence deposits forfeited.

Operating Expenses
      The increase in operating expenses was primarily due to higher total employee compensation, which increased $28.0 million, or 63%. The higher employee compensation was attributable to the increase in employees during 2004 to 398 as of December 31, 2004 from 285 as of December 31, 2003, as well as higher incentive compensation relating to the growth in our operating profits. A significant portion of employee compensation is composed of annual bonuses. During 2004, we established a variable methodology for employee bonuses partially based on the performance of the Company, pursuant to which we accrued for employee bonuses throughout the year. For the years ended December 31, 2004 and 2003, bonus expense totaled $30.1 million and $19.8 million, respectively. The remaining $11.9 million increase in operating expenses for the year ended December 31, 2004 was attributable to an increase of $2.7 million in professional fees, $2.3 million in travel and entertainment expenses, $2.2 million in rent, $1.4 million in insurance and $3.3 million in other general business expenses.
      Operating expenses as a percentage of average total assets decreased to 3.09% for the year ended December 31, 2004 from 3.58% for the year ended December 31, 2003. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income and other income, decreased to 31.8% for the year ended December 31, 2004 from 32.0% for the year ended December 31, 2003. The improvements in operating expenses as a percentage of average total assets and the efficiency ratio were attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of loans. The improvement in our efficiency ratio also partially resulted from the significant increase in our net interest and fee income.

Income Taxes
      We provided for income taxes on the income earned for the year ended December 31, 2004 based on a 39.2% effective tax rate. We provided for income taxes on the income earned from August 7, 2003 to December 31, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members. At the reorganization date, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate. Since we were not a taxpayer prior to August  7, 2003 and due to the one-time deferred tax benefit, our effective tax rate for the year ended December 31, 2003 was 18.7%.

Comparison of the Years Ended December 31, 2003 and 2002

Interest Income
      The increase in interest income was due to growth in average interest earning assets of $1.2 billion, or 158%, offset by a decline in the yield on average interest earning assets of 77 basis points. The decline in the yield on average interest earning assets was due primarily to overall declines in market interest rates.

Fee Income
      The increase in fee income was primarily due to the recognition of fee income associated with the accelerated amortization of deferred net origination fees and loan discounts and prepayment fees in the aggregate amount of $15.6 million, for the year ended December 31, 2003. In addition, the accretion of loan discounts into fee income related to purchased loans contributed $3.4 million in additional fee income for the year ended December 31, 2003. The remaining $14.1 million increase in fee income was due to the overall growth in interest earning assets.

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
      The yields of interest earning assets and the costs of interest bearing liabilities for the years ended December 31, 2003 and 2002 were as follows:

	Year Ended December 31,

	2003			2002

		Interest and			Interest and
		Fee			Fee
		Income/		Weighted	Income/
	Weighted Average	Interest	Average Yield/	Average	Interest	Average Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

			($ in thousands)
Interest earning assets:
Interest income		$175,169	9.25%		$73,591	10.02%
Fee income		50,596	2.67		17,512	2.38

Total interest earning assets(1)	$1,893,342	225,765	11.92	$734,393	91,103	12.40
Total interest bearing liabilities(2)	1,204,252	39,956	3.32	391,615	13,974	3.57

Net interest spread		$185,809	8.60%		$77,129	8.83%

Net interest margin (net yield on interest earning assets)			9.81%			10.50%

(1)	Interest earning assets include loans, cash and restricted cash.

(2)	Interest bearing liabilities include repurchase agreements, credit facilities and term debt.

Provision for Loan Losses
      The increase in the provision reflected the growth in the portfolio and the seasoning of the portfolio. As of December 31, 2003, loans with an aggregate principal balance of $4.3 million were 60 or more days delinquent. Additionally, as of December 31, 2003, loans with an aggregate principal balance of $8.8 million were on non-accrual status. As of December 31, 2002, none of our loans were 60 days or more delinquent or on non-accrual status. During the year ended December 31, 2003, we recorded specific reserves of $2.7 million for loans which we considered to be impaired. We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments. We had no impaired loans during 2002.

Other Income
      Other income for the year ended December 31, 2003 included gains on investments of $18.1 million compared with $3.6 million as of December 31, 2002, an increase of $14.5 million. The increase in other income also was partially attributable to an increase of $3.9 million in fees arising from our activities in originating federally insured mortgage loans and an increase of $1.2 million in diligence deposits forfeited. Another component of the increase in other income was a $0.6 million decrease in loss on derivatives to $0.8 million for the year ended December 31, 2003 from $1.4 million for the year ended December 31, 2002.

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
      Operating expenses as a percentage of average total assets decreased to 3.58% for the year ended December 31, 2003 from 4.55% for the year ended December 31, 2002. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income and other income, decreased to 32.0% for the year ended December 31, 2003 from 41.0% for the year ended December 31, 2002. The improvements in operating expenses as a percentage of average total assets and the efficiency ratio were attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of loans. The improvement in our efficiency ratio was also partially the result of the significant increase in our net interest and fee income.

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

Financial Condition, Liquidity and Capital Resources
     Cash and Cash Equivalents
      As of December 31, 2004 and 2003, we had $206.1 million and $69.9 million, respectively, in cash and cash equivalents. The increase in cash as of December 31, 2004 was primarily due to anticipated loan closings that did not occur by year end and loan collections and prepayments that were received just prior to year end. We invest cash on hand in short-term liquid investments. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.
      We had $237.2 million and $79.9 million of restricted cash as of December 31, 2004 and 2003, respectively. The increase in restricted cash as of December 31, 2004 was primarily due to loan collections and prepayments that were received just prior to year end. The restricted cash represents principal and interest collections on loans collateralizing our term debt, collateral for letters of credit issued for the benefit of clients, interest collections on loans pledged to our credit facilities and other items such as client holdbacks and escrows. Interest rate swap payments, interest payable and servicing fees are deducted from the monthly interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.
     Credit Quality and Allowance for Loan Losses
      As of December 31, 2004 and 2003, loans 60 or more days contractually delinquent, non-accrual loans and impaired loans were as follows:

	December 31,

Asset Classification	2004	2003

	($ in thousands)
Loans 60 or more days contractually delinquent	$32,278	$4,334
Non-accrual loans(1)	22,443	8,784
Impaired loans(2)	32,957	15,256
Less: loans in multiple categories	(23,120)	(8,668)

Total	$64,558	$19,706

Total as a percentage of total gross loans	1.51%	0.82%

(1)	Includes loans with an aggregate principal balance of $0.7 million and $4.3 million as of December 31, 2004 and 2003, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	As defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, we consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments. Includes loans with an aggregate principal balance of $0.7 million and $4.3 million, respectively, as of December 31, 2004 and 2003 which were also classified as loans 60 or more days contractually delinquent, and loans with an aggregate principal balance of $22.4 million and $4.3 million as of December 31, 2004 and 2003, respectively, which were also classified as loans on non-accrual status. As of December 31, 2004 and 2003, $5.1 million and $2.7 million respectively, of allowance for loan losses related to specific reserves on impaired loans.
      For the years ended December 31, 2004 and 2003, we had loans with a carrying value of $24.9 million and $36.3 million as of December 31, 2004 and 2003, respectively, that were accounted for as troubled debt restructurings as defined by, SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings.
      We have provided an allowance for loan losses to cover estimated losses inherent in the loan portfolio. Our allowance for loan losses as of December 31, 2004 and 2003 was $35.2 million and $18.0 million, respectively. These amounts equate to 0.82% and 0.75% of loans as of December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, we charged off loans totaling $8.5 million. Middle market lending involves credit risks which we believe will result in further credit losses in our portfolio.
      The activity in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 was as follows:

	Year Ended December 31,

	2004	2003	2002

	($ in thousands)
Balance as of beginning of year	$18,025	$6,688	$—
Provision for loan losses	25,710	11,337	6,688
Charge-offs	(8,527)	—	—

Balance as of end of year	$35,208	$18,025	$6,688

     Investments
      As of December 31, 2004 and 2003, we had $44.0 million and $39.8 million, respectively, in investments. This increase resulted from $21.9 million in additional investments, offset by $14.2 million from sales of investments and return of capital and the recognition of $3.5 million in unrealized losses on our investments.
     Borrowings and Liquidity
      As of December 31, 2004 and 2003, we had outstanding borrowings totaling $3.7 billion and $1.7 billion, respectively. Borrowings under our various credit facilities, term debt, convertible debt and repurchase agreements have supported our loan growth. For a detailed discussion of our borrowings, see Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2004.
      Our funding sources, maximum facility amounts, amounts outstanding, and unused available commitments, subject to certain minimum equity requirements and other covenants and conditions as of December 31, 2004 were as follows:

	Maximum
	Facility	Amount	Unused
Funding Source	Amount	Outstanding(1)	Capacity

	($ in thousands)
Credit facilities	$1,840,000	$966,961	$873,039
Term debt(2)	—	2,189,356	—
Convertible debt(2)	—	561,371	—
Repurchase agreements	300,000	—	300,000

Total		$3,717,688	$1,173,039

(1)	Amounts outstanding include accrued interest and interest rate swaps.

(2)	Our term and convertible debt are one-time fundings that do not provide any ability for us to draw down additional amounts.

Credit Facilities
      We currently have four revolving credit facilities which we use to fund our loans on a daily basis. Our loans are held, or warehoused, in these facilities until we complete a term debt transaction in which we securitize a pool of loans from our credit facilities. We use the proceeds from our term debt transactions to pay down our credit facilities which results in increased capacity to draw on them as needed. Availability under our credit facilities depends on our borrowing base, which is calculated based on the outstanding principal amount of eligible loans in each credit facility combined with specified portfolio concentration criteria.
      Harris Nesbitt Corp. is the administrative agent for a group of lenders in our largest credit facility. As of December 31, 2004, the maximum facility amount of this facility is $700.0 million. It is scheduled to mature

May 24, 2007, subject to annual renewal at the option of our lenders. The maximum advance rate under this credit facility is 75% of our borrowing base.
      An affiliate of Citigroup Global Markets Inc. provides us with a $640.0 million credit facility scheduled to mature on October 6, 2005. This credit facility permits us to obtain financing of up to 80% of the outstanding principal balance of commercial loans we originate and transfer to this facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits.
      Wachovia Capital Markets LLC (“Wachovia”) provides us with two credit facilities. The first facility is a $400.0 million facility scheduled to mature on April 17, 2007, subject to annual renewal at Wachovia’s option. This credit facility permits us to obtain financing of up to 85% of the outstanding principal balance of commercial loans we originate and transfer to this facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits.
      Our second credit facility with Wachovia is a $100.0 million facility scheduled to mature on April 7, 2006. This facility does not permit us to pledge additional collateral without the lender’s consent, but we may continue to draw, repay and redraw funds thereunder. Specific commercial loans are pledged as collateral for this facility. This credit facility permits us to obtain financing of up to 80% of the outstanding principal balance of commercial loans we originate and transfer to this facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits.

Term Debt
      Through December 31, 2004, we have completed six term debt transactions. In conjunction with each transaction, we established separate single purpose trusts, and contributed $3.5 billion in loans, or portions thereof, to the trusts. Subject to the satisfaction of certain conditions, we will remain servicer of the loans. Simultaneously with the initial contributions, the trusts issued $3.1 billion of notes to institutional investors. We retained $468.9 million in junior notes and 100% of the trusts’ beneficial interests. The notes are collateralized by all or portions of specific commercial loans, totaling $2.4 billion principal amount as of December 31, 2004. We have treated the contribution of the loans to the trusts and the related sale of notes by the trusts as financing arrangements under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”).

Term Debt/ Asset Securitizations
      Our six term debt transactions in the form of asset securitizations completed through December 31, 2004 were as follows:

		Outstanding Balance as of
	Notes	December 31,
	Originally				Original Expected
	Issued	2004	2003	Interest Rate(1)	Maturity Date

		($ in thousands)
2002-1
Class A	$172,050	$—	$37,922	LIBOR + 0.50%	N/A
Class B	55,056	7,502	55,056	LIBOR + 1.50%	March 20, 2005(2)
Class C	20,646	—	—	N/A	N/A(3)
Class D	27,528	—	—	N/A	N/A(3)

	275,280	7,502	92,978

		Outstanding Balance as of
	Notes	December 31,
	Originally				Original Expected
	Issued	2004	2003	Interest Rate(1)	Maturity Date

		($ in thousands)
2002-2
Class A	187,156	—	47,257	LIBOR + 0.55%	N/A
Class B	48,823	9,510	48,823	LIBOR + 1.25%	August 20, 2005
Class C	32,549	32,549	32,549	LIBOR + 2.10%	January 20, 2006
Class D	24,412	—	—	N/A	N/A(3)
Class E	32,549	—	—	N/A	N/A(3)

	325,489	42,059	128,629
2003-1
Class A	258,791	24,739	174,652	LIBOR + 0.48%	November 20, 2005
Class B	67,511	67,511	67,511	LIBOR + 1.15%	July 20, 2006
Class C	45,007	45,007	45,007	LIBOR + 2.20%	March 20, 2007
Class D	33,755	—	—	N/A	N/A(3)
Class E	45,007	—	—	N/A	N/A(3)

	450,071	137,257	287,170
2003-2
Class A	290,005	192,551	277,885	LIBOR + 0.40%	July 20, 2008
Class B	75,001	49,797	71,866	LIBOR + 0.95%	July 20, 2008
Class C	45,001	29,879	43,120	LIBOR + 1.60%	July 20, 2008
Class D	22,500	14,939	21,560	LIBOR + 2.50%	July 20, 2008
Class E	67,502	—	—	N/A	N/A(3)

	500,009	287,166	414,431
2004-1
Class A-1	218,000	65,503	—	LIBOR + 0.13%	March 20, 2006
Class A-2	370,437	370,437	—	LIBOR + 0.33%	September 22, 2008
Class B	67,813	50,239	—	LIBOR + 0.65%	September 22, 2008
Class C	70,000	51,859	—	LIBOR + 1.00%	September 22, 2008
Class D	39,375	29,171	—	LIBOR + 1.75%	September 22, 2008
Class E	109,375	—	—	N/A	N/A(3)

	875,000	567,209	—
2004-2
Class A-1	453,000	402,354	—	LIBOR + 0.13%	June 20, 2007
Class A-2	232,000	232,000	—	LIBOR + 0.25%	July 20, 2008
Class A-3	113,105	113,105	—	LIBOR + 0.31%	April 20, 2009
Class B	55,424	51,907	—	LIBOR + 0.43%	June 20, 2009
Class C	94,221	88,242	—	LIBOR + 0.85%	August 20, 2009
Class D	52,653	49,312	—	LIBOR + 1.55%	August 20, 2009
Class E	108,077	—	—	N/A	N/A(3)

	1,108,480	936,920	—

Total	$3,534,329	$1,978,113	$923,208

(1)	As of December 31, 2004 and 2003, the 30-day LIBOR rate was 2.40% and 1.12%, respectively.

(2)	The Class B Note was repaid in January 2005.

(3)	Securities retained by CapitalSource.
      The junior notes retained by us are non-interest bearing securities. The Trust 2002-1, Trust 2002-2 and Trust 2003-1 senior notes will receive principal cash flows under the asset securitization sequentially in order of their respective maturity dates. The junior notes of Trust 2002-1, Trust 2002-2 and Trust 2003-1 will begin to receive principal cash flows under the asset securitization when the full principal balances of the respective senior notes have been retired. The Trust 2003-2, Trust 2004-1 and Trust 2004-2 notes will generally receive principal cash flows under the asset securitization pro rata based on the respective original principal amounts of the classes of notes with respect to which such payments are made; provided, however, upon the occurrence of specified events, cash flow will be paid sequentially rather than pro rata. As of December 31, 2004 and 2003, total amounts outstanding under the term debt transactions were $2.0 billion and $923.2 million, respectively.
      All of our term debt transactions include provisions requiring the establishment of an interest reserve. The required balance of the interest reserve is equal to approximately 90 days of interest on the outstanding notes plus the full principal amount of any delinquent loans. Generally, a loan is considered a delinquent loan when it is not a charged-off loan and the obligor is delinquent in any interest or principal payment for one day for asset-based loans or 60 days for non asset-based loans. As of December 31, 2004 and 2003, none of the loans held in our asset securitizations was 60 or more days delinquent. If a loan held in an asset securitization becomes delinquent in the future, we would receive either reduced or no cash flows on our retained interests from the relevant asset securitization until the interest reserve requirement is met thereunder. Subject to certain conditions, we have the ability to repurchase or replace a loan held in our asset securitizations.
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
      As of December 31, 2004, there were no defaults or delinquencies in the 2002-1, 2002-2 and 2003-1 term debt transactions, and they had experienced prepayment rates of 14.1%, 29.1% and 21.9%, respectively. If these historical prepayment rates remain constant, our retained notes in these transactions would be entitled to receive cash flows beginning on the following dates.

•	Trust 2002-1 Class C and D notes — January 20, 2005;

•	Trust 2002-2, Class D and E notes — July 20, 2005; and

•	Trust 2003-1, Class D and E notes — June 20, 2006.
      In January 2005, our retained notes in the 2002-1 term debt transaction began receiving cash flows. The Class E notes of our 2003-2, 2004-1 and 2004-2 term debt transaction generally will receive cash flows pro rata with the senior notes. As of December 31, 2004, there were no defaults or delinquencies in the 2003-2, 2004-1 and 2004-2 term debt transactions.
      We have a $150.0 million term loan agreement with Harris Nesbitt Financing Inc. to finance one of our loans. This term debt is collateralized by accounts receivable and other assets of one of our borrowers. Interest on this term debt accrues at 30-day LIBOR plus 1.50% and is scheduled to mature on December 13, 2005. In February 2005, we amended this term loan agreement to make it a $100.0 million revolving loan agreement collateralized by accounts receivable and other assets of one of our borrowers. At the time that the term loan agreement was amended, the outstanding balance was $50.0 million. Interest on the amended revolving loan agreement was reduced to 30-day LIBOR plus 1.40% and the maturity date was extended to February 2006.
      We also have a $100.0 million loan agreement with Wachovia. This term debt is collateralized by a pledge of cash of one of our borrowers. Interest on this term debt accrues at 30-day LIBOR plus 0.20% and is scheduled to mature on December 15, 2005.

Convertible Debt
      In March 2004, we completed an offering of $225.0 million in aggregate principal amount of senior convertible debentures due 2034 (the “March Debentures”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. Until March 2009, the March Debentures will bear interest at a rate of 1.25%, after which time the debentures will not bear interest. The March Debentures are initially convertible, subject to certain conditions, into 7.4 million shares of our common stock at a conversion rate of 32.8952 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $30.40 per share. The March Debentures will be redeemable for cash at our option at any time on or after March 15, 2009 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the March Debentures will have the right to require us to repurchase some or all of their debentures for cash on March 15, 2009, March 15, 2014, March 15, 2019, March 15, 2024 and March 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the March Debentures will also have the right to require us to repurchase some or all of their March Debentures upon certain events constituting a fundamental change.
      Holders of the March Debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the March Debentures falls below a specified threshold, (3) the March Debentures have been called for redemption, or (4) specified corporate transactions occur.
      In July 2004, we completed an offering of $330.0 million principal amount of 3.5% senior convertible debentures due 2034 (the “July Debentures”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The July Debentures will pay contingent interest, subject to certain limitations as described in the offering memorandum, beginning on July 15, 2011. The July Debentures are initially convertible, subject to certain conditions, into shares of our common stock at a conversion rate of 31.4614 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $31.78 per share. The July Debentures will be redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the July Debentures will have the right to require us to repurchase some or all of their July Debentures for cash on July 15, 2011, July 15, 2014, July 15, 2019, July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the July Debentures will also have the right to require us to repurchase some or all of their July Debentures upon certain events constituting a fundamental change.
      Holders of the July Debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the July Debentures falls below a specified threshold, (3) the July Debentures have been called for redemption, or (4) specified corporate transactions occur.

Repurchase Agreement
      In August 2003, we entered into a $300 million master repurchase agreement with an affiliate of Credit Suisse First Boston LLC (“CSFB”) to finance healthcare mortgage loans. This repurchase agreement allows us to sell mortgage loans that we originate to CSFB for a purchase price equal to 70% of the outstanding principal balance of those mortgage loans, and to have the obligation to repurchase the loans no later than 18 months after the sale. As of December 31, 2004, we have not sold any mortgage loans to CSFB under this repurchase agreement.

Other Liquidity
      Additional liquidity is provided by our cash flow from operations. For the years ended December 31, 2004, 2003 and 2002, we generated cash flow from operations of $151.2 million, $86.8 million and $46.9 million, respectively.
      Proceeds from our equity offerings, borrowings on our credit facilities and term loans, the issuance of asset-backed notes in our term debt transactions and the issuance of convertible debt provide cash from financing activities. For the years ended December 31, 2004, 2003 and 2002, we generated cash flow from financing activities of $1.9 billion, $1.3 billion and $663.5 million, respectively.
      Investing activities primarily relate to loan origination. For the years ended December 31, 2004, 2003 and 2002, we used cash in investing activities of $2.0 billion, $1.3 billion and $681.7 million, respectively.

      As of December 31, 2004, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $725.4 million. Our obligation to fund unfunded commitments generally is based on our client’s ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our client’s ability to meet certain other preconditions to borrowing. Provided our client’s additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.
      We expect cash from operations, other sources of capital, including additional borrowings on existing and future credit facilities and term debt, to be adequate to support our projected needs for funding our existing loan commitments in the short-term. For the long term, the growth rate of our portfolio and other assets will determine our requirement for additional capital. In addition to continuing to access the secured debt market for this capital, we will explore additional sources of financing. These financings may include the general unsecured debt markets, equity-related securities such as convertible debt, the issuance of common equity or other financing sources. We cannot assure you, however, that we will have access to any of these funding sources in the future.

Off-Balance Sheet Risk
      Depending on the legal structure of the transaction, term debt securitizations may either be accounted for as off-balance sheet with a gain or loss on the sale recorded in the statement of income or accounted for as on-balance sheet financings. All of our term debt transactions to date have been recorded as on-balance sheet financings.
      We are subject to off-balance sheet risk in the normal course of business primarily from commitments to extend credit. As of December 31, 2004 and 2003, we had unfunded commitments to extend credit to our clients of $2.1 billion and $1.3 billion, respectively. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments we hold.
      We use interest rate swap agreements to hedge fixed-rate and prime rate loans pledged as collateral for our term debt. Our interest rate swap agreements modify our exposure to interest rate risk by converting fixed-rate and prime rate loans to a 30-day LIBOR rate. We enter into interest rate swaps to offset the basis swaps required by our term debt. Additionally, we use interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt. The fair market values of the interest rate swap agreements were $(0.9) million and $(1.9) million as of December 31, 2004 and 2003, respectively. The fair value of the interest rate cap agreements was not significant as of December 31, 2004 and 2003.
      We are required to enter into interest rate swaps if we have more than $50.0 million of fixed-rate loans collateralizing our multi-bank credit facility. As of December 31, 2004, we had $27.4 million of fixed-rate loans collateralizing the facility. Therefore, as of December 31, 2004, we were not required to enter into fixed-rate interest rate swaps. We may make additional fixed rate loans in the future, which could require us to enter into new interest rate swap agreements.
      For a detailed discussion of our derivatives and off-balance sheet financial instruments, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments, in the accompanying audited consolidated financial statements for the year ended December 31, 2004 and Quantitative and Qualitative Disclosures About Market Risk below.
Contractual Obligations
      In addition to our scheduled maturities on our credit facilities, term debt and convertible debt we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. We have committed to purchase $16.0 million of additional interests in ten private equity funds. The expected contractual obligations under our credit facilities, term debt, convertible debt, operating leases, and commitments under non-cancelable contracts as of December 31, 2004 were as follows:

	Credit		Convertible	Operating	Non-Cancelable
	Facilities	Term Debt	Debt	Leases	Contracts	Total

	($ in thousands)
2005	$297,593	$473,160	$—	$5,048	$—	$775,801
2006	35,479	563,687	—	4,590	—	603,756
2007	633,889	536,268	—	4,386	—	1,174,543
2008	—	598,951	—	4,227	—	603,178
2009	—	4,297	225,820	3,886	—	234,003
Thereafter	—	12,993	335,551	10,682	15,966	375,192

Total	$966,961	$2,189,356	$561,371	$32,819	$15,966	$3,766,473

      The contractual obligations for term debt are computed based on the contractual maturities of the underlying loans pledged as collateral and assume a constant prepayment rate of 10%. The underlying loans are subject to prepayment, which would shorten the life of the term debt transactions. The underlying loans may be amended to extend their term, which will lengthen the life of the term debt transactions. At our option, we may substitute new loans for prepaid loans up to specified limitations, which may also impact the life of the term debt transactions. Also, the contractual obligations for the 2004-2 term debt transaction are computed based on the initial call date.
      The contractual obligations for convertible debt are computed based on the initial put/ call date. The legal maturity of the convertible debt is 2034. For further discussion of terms of our convertible debt and factors impacting their maturity see Note 2, Summary of Significant Accounting Policies, and Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2004.
Quantitative and Qualitative Disclosures About Market Risk
      Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income is affected by changes in various short term interest rates, including 30-day LIBOR and the prime rate. The majority of our loan portfolio bears interest at a spread to the prime rate with the remainder bearing interest at a fixed rate or at a spread to LIBOR. As of December 31, 2004, approximately 5% of our loan portfolio bore interest at a fixed rate. The interest rates on our borrowings are based on LIBOR and commercial paper rates. We attempt to mitigate exposure to the earnings impact of interest rate changes by lending and borrowing funds on a variable rate basis. Except as required by our various credit facilities and term debt as discussed above under Off-Balance Sheet Risk, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit.
      The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to our loan portfolio as of December 31, 2004 were as follows:

Estimated Increase in
Net Interest Income
Rate Change	Over 12 Months
(Basis Points)	($ in thousands)

-200	$25,535
-100	5,319
+100	4,174
+200	10,834
+300	18,082
      For the purposes of the above analysis, we excluded the impact of principal payments and assumed a 75% advance rate on our variable rate borrowings. As shown above, both reductions and increases in interest rates of 100 basis points or more will result in increases in our net interest income.

      Approximately 74% of the aggregate outstanding principal amount of our loans had interest rate floors as of December 31, 2004. The loans with interest rate floors as of December 31, 2004 were as follows ($ in thousands):

Loans with contractual interest rates:
Exceeding the interest rate floor	$2,437,906	57%
At the interest rate floor	116,205	3
Below the interest rate floor	609,364	14
Loans with no interest rate floor	1,111,050	26

Total	$4,274,525	100%

      We also are exposed to changes in market values of our investments, many of which are carried at fair value. As of December 31, 2004, 2003 and 2002, investments totaled $44.0 million, $39.8 million and $23.7 million, respectively, and mark-to-market adjustments on those investments totaled $(2.5) million, $7.2 million and $2.1 million, respectively.
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
      If a loan is 90 days or more past due, or we expect that the borrower will not be able to service its debt and other obligations, we will place the loan on non-accrual status. When a loan is placed on non-accrual status, interest and fees previously recognized as income but not yet paid are reversed and the recognition of interest and fee income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We will make exceptions to this policy if the loan is well secured and in the process of collection.
      Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. In certain loan arrangements, we receive warrants or other investments from the client as additional origination fees. The clients granting these interests typically are not publicly traded companies. We record the investments received at estimated fair value as determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share factoring in any discounts for transfer restrictions or other terms which impact the value. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. If our estimates of value of the investments received are not accurate, our income would be misstated.

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

Valuation of Investments
      With respect to investments in publicly traded equity interests, we use quoted market values to value investments. With respect to investments in privately held equity interests, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment recorded at cost has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings, and a new cost basis for the investment is established.

Term Debt Transactions
      Periodically, we transfer pools of loans to special purpose entities for use in term debt transactions. These on-balance sheet term debt securitizations comprise a significant source of our overall funding, with the face amount of the outstanding loans assumed by third parties totaling $2.4 billion and $1.1 billion as of December 31, 2004 and 2003, respectively. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. If our judgments as to whether the term debt transactions met the requirements for on-balance sheet financing were not appropriate, the accounting would be materially different with gains or losses recorded on the transfer of loans.

New Accounting Pronouncements
      In March 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides a three-step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. The initial effective date of the recognition and measurement requirements in this standard was interim and annual periods beginning after June 15, 2004. The effective date of the disclosure requirements in this standard is effective for annual financial statements for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the effective date indefinitely for the measurement and recognition guidance contained in EITF 03-1. The disclosure guidance remains effective. We do not anticipate that this accounting pronouncement will have a material effect on our consolidated financial statements.
      In September 2004, the EITF of the FASB reached a final conclusion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). The EITF concluded the common stock underlying contingent convertible debt instruments such as our convertible debentures should be included in diluted net income per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met. The EITF concluded that this new treatment should be applied retroactively, with the result that issuers of securities like our convertible debentures described in Note 9 of our audited consolidated financial statements would be required to restate previously issued diluted earnings per share. In October 2004, the FASB approved EITF 04-8 and established an implementation date of December 15, 2004.
      Under the terms of the indentures governing our convertible debentures, we have the ability to make irrevocable elections to pay the principal balance of the convertible debentures in cash upon any conversion prior to or at maturity. By making these elections, under current interpretations of SFAS No. 128, Earnings per Share, and consistent with the provisions of EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, the common stock underlying the principal amount of the our convertible debentures would not be required to be included in our calculation of diluted net income per share and would have no past or future impact on our diluted net income per share. The only impact on diluted net income per share from our convertible debentures would be from the application of the treasury stock method to any conversion spread on those instruments. Prior to the effective date of Proposed SFAS No. 128 (Revised), Earnings per Share, an Amendment of FASB Statement No. 128, we intend to make such irrevocable elections for each series of our convertible debentures. As a result, we do not anticipate the adoption of EITF 04-8 will have any impact on our net income or diluted net income per share.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123 (R)”), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The effective date of this standard is interim and annual periods beginning after June 15, 2005.
      As permitted by SFAS 123, we currently account for share–based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)’s fair value method will have an impact on our reported results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the accompanying consolidated financial statements. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because it will depend on levels of future grants of share-based payments, the amount of operating cash flows recognized in prior periods for such excess tax deductions was not significant.
      On July 1, 2005, we plan to adopt SFAS No. 123 (R) using the modified-prospective method as described in Note 2, Summary of Significant Accounting Policies, in the accompanying consolidated financial statements.

RISK FACTORS
      Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should consider the following risks, together with all of the other information in this Annual Report on Form 10-K, before deciding to invest in our common stock.
Risks Related to Our Lending Activities

We may not recover the value of amounts that we lend.
      We experienced charge offs of $8.5 million for the year ended December 31, 2004 and expect to experience charge offs in the future. A charge off occurs when all or part of the principal of a particular loan is no longer recoverable and will not be repaid. As of December 31, 2004, we had an allowance for loan losses of $35.2 million, including specific reserves of $5.1 million for impaired loans, reflecting our judgment of the probable loan losses inherent in our portfolio. If we were to experience material losses on our portfolio, they would have a material adverse effect on our ability to fund our business and, to the extent the losses exceed our provision for loan losses, our revenues, net income and assets.
      In addition, like other commercial finance companies, we have experienced missed and late payments, failures by clients to comply with operational and financial covenants in their loan agreements and client performance below that which we expected when we originated the loan. Any of the events described in the preceding sentence may be an indication that our risk of credit loss with respect to a particular loan has materially increased.

We make loans to privately owned small and medium-sized companies, which present a greater risk of loss than loans to larger companies.
      Our portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses with annual revenues ranging from $5 million to $500 million. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to make scheduled payments of interest or principal on our loans. Accordingly, advances made to these types of clients entail higher risks than advances made to companies who are able to access traditional credit sources.
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
      We maintain an allowance for loan losses on our financial statements in an amount that reflects our judgment concerning the potential for losses inherent in our portfolio. Management periodically reviews the appropriateness of our allowance considering economic conditions and trends, collateral values and credit quality indicators. Because our loan loss history to date and the relative lack of seasoning of our loans make it difficult to judge the credit performance of our portfolio, we cannot assure you that our estimates and judgment with respect to the appropriateness of our allowance for loan losses are accurate. Our allowance may not be adequate to cover credit losses in our portfolio as a result of unanticipated adverse changes in the economy or events adversely affecting specific clients, industries or markets. If our allowance for loan losses is not adequate, our net income will suffer, and our financial performance and condition could be significantly impaired.

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
      For example, as of December 31, 2004, loans representing 19% of the aggregate outstanding balance of our loan portfolio were secured by commercial real estate other than healthcare facilities. If the commercial real estate sector were to experience economic difficulties, we could suffer losses on these loans. In addition, as of December 31, 2004, loans representing 29% of the aggregate outstanding balance of our loan portfolio were to clients in the healthcare industry. Additionally, our two largest loans with an outstanding principal balance of $100.4 million and $76.7 million were asset-based loans to related healthcare clients. Reimbursements under the Medicare and Medicaid programs comprise the bulk of the revenues of many of these clients. Our clients’ dependence on reimbursement revenues could cause us to suffer losses in several instances.

•	If clients fail to comply with operational covenants and other regulations imposed by these programs, they may lose their eligibility to continue to receive reimbursements under the program or incur monetary penalties, either of which could result in the client’s inability to make scheduled payments to us.

•	If reimbursement rates do not keep pace with increasing costs of services to eligible recipients, or funding levels decrease as a result of increasing pressures from Medicare and Medicaid to control healthcare costs, our clients may not be able to generate adequate revenues to satisfy their obligations to us.

•	If a healthcare client were to default on its loan, we would be unable to invoke our rights to the pledged receivables directly as the law prohibits payment of amounts owed to healthcare providers under the Medicare and Medicaid programs to be directed to any entity other than the actual providers. Consequently, we would need a court order to force collection directly against these governmental payors. There is no assurance that we would be successful in obtaining this type of court order.
      As of December 31, 2004, our ten largest clients collectively accounted for approximately 16% of the aggregate outstanding balance of our loan portfolio and our largest client accounted for approximately 3% of the aggregate outstanding balance of our loan portfolio.

Because of the nature of our loans and the manner in which we disclose client and loan concentrations, it may be difficult to evaluate our risk exposure to any particular client or group of related clients.
      We use the term “client” to mean the legal entity that is the borrower party to a loan agreement with us. We have several clients that are related to each other through common ownership and/or management. Because we underwrite all of these loans separately, we report each loan to one of these clients as a separate loan and each client as a separate client. In situations where clients are related through common ownership, to the extent the common owner suffered financial distress, it could be unable to continue to support our clients, which could, in turn, lead to financial difficulties for those clients. Further, some of our healthcare clients are managed by the same entity, and to the extent that management entity suffered financial distress or was otherwise unable to continue to manage the operations of the related clients, those clients could, in turn face financial difficulties. In both of these cases, our clients could have difficulty servicing their debt to us, which could have an adverse effect on our financial condition.

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
      As of December 31, 2004, approximately 81% of the outstanding balance of our loans comprised either balloon loans or bullet loans. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that upon maturity of the loan more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan. All of our revolving loans and some of our term loans are bullet loans. On the maturity date, the entire unpaid balance of the loan is due.
      Balloon loans and bullet loans involve a greater degree of risk than other types of loans because they require the borrower to make a large final payment upon the maturity of the loan. The ability of a client to make this final payment upon the maturity of the loan typically depends upon its ability either to generate sufficient cash flow to repay the loan prior to maturity, to refinance the loan or to sell the related collateral securing the loan, if any. The ability of a client to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the client, the financial condition of the client, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, the client may not have the ability to repay the loan at maturity and we could lose some or all of the principal of our loan.

We are limited in pursuing certain of our rights and remedies under our Term B, second lien and mezzanine loans, which may increase our risk of loss on these loans.
      We make Term B, second lien and mezzanine loans. Term B loans, which comprised 7% of the aggregate outstanding balance of our loan portfolio as of December 31, 2004, are senior secured loans that are equal as to collateral and junior as to right of payment to obligations to clients’ other senior loans. Second lien loans are junior as to both collateral and right of payment to obligations to clients’ senior loans. Mezzanine loans may not have the benefit of any lien against the client’s collateral and are junior to any lienholder both as to collateral and payment. Collectively, second lien and mezzanine loans comprised 6% of the aggregate outstanding balance of our loan portfolio as of December 31, 2004. As a result of their junior nature, we may be limited in our ability to enforce our rights to collect principal and interest on these loans or to recover any of the loan balance through a foreclosure of collateral. For example, typically we are not contractually entitled to receive payments of principal on a junior loan until the senior loan is paid in full, and may only receive interest payments on a Term B, second lien or mezzanine loan if the client is not in default under its senior loan. In many instances, we are also prohibited from foreclosing on a Term B, second lien or mezzanine loan until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a client under a Term B, second lien or mezzanine loan must generally be turned over to the senior lender until the senior lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing Term B, second lien or mezzanine loans.

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
      Inventory. In those cases where we have taken a security interest in the inventory of the client, the inventory may not be adequate to fully secure our loan if, among other things, any of the following occur:

•	our valuation of the inventory at the time we made the loan was not accurate;

•	there is a reduction in the demand for the inventory or the inventory becomes obsolete;

•	the value of the inventory, including, for example, inventory in the retail industry, decreases due to seasonal fluctuations;

•	the inventory is made up of several component parts and the value of those parts falls below expected levels; or

•	the client misrepresents, or does not keep adequate records of, important information concerning the inventory such as the quantity or quality of inventory on hand.
      Accounts Receivable. Factors that could reduce the value of accounts receivable securing our loans include, among other things:

•	problems with the client’s underlying product or services which result in greater than anticipated returns or disputed accounts;

•	unrecorded liabilities such as rebates, warranties or offsets;

•	the disruption or bankruptcy of key customers who are responsible for material amounts of the accounts receivable; or

•	the client misrepresents, or does not keep adequate records of, important information concerning the amounts and aging of its accounts receivable.
      Equipment. The equipment of a client securing our loan could lose value as a result of, among other things:

•	changes in market or industry conditions;

•	the failure of the client to adequately maintain or repair the equipment; or

•	changes in technology or advances in new equipment that render the client’s equipment obsolete or of limited value.
      Real Estate. The real estate of a client securing our loan could lose value as a result of, among other things:

•	changes in general or local market conditions;

•	changes in the occupancy or rental rates of the property or, for a property that requires new leasing activity, a failure to lease the property in accordance with the projected leasing schedule;

•	limited availability of mortgage funds or fluctuations in interest rates which may render the sale and refinancing of a property difficult;

•	development projects that experience cost overruns or otherwise fail to perform as projected;

•	unanticipated increases in real estate taxes and other operating expenses;

•	challenges to the client’s claim of title to the real property;

•	environmental considerations;

•	zoning laws;

•	other governmental rules and policies;

•	uninsured losses including possible acts of terrorism; or

•	a decline in the operational performance at a facility on the real property such as a hotel, nursing home, hospital or other facility.
      Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure on the related loan.

Our cash flow loans are not fully covered by the value of tangible assets or collateral of the client and, consequently, if any of these loans becomes non-performing, we could suffer a loss of some or all of our value in the loan.
      Cash flow lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its tangible assets. These loans tend to be among the largest and most risky in our portfolio. As of December 31, 2004, our portfolio included 189 cash flow loans under which we had advanced an aggregate of $1.7 billion, or 39%, of the aggregate outstanding loan balance of our portfolio. While in the case of our senior cash flow loans we generally take a lien on substantially all of the client’s assets, the value of those assets is typically substantially less than the amount of money we advance to a client under a cash flow loan. Thus, if a cash flow loan became non-performing, our primary recourse to recover some or all of the principal of our loan would be to force the sale of the entire company as a going concern. If we were a subordinate lender rather than the senior lender in a cash flow loan, our ability to take such action would be further constrained by our agreement with the senior lender. The risks inherent in cash flow lending include, among other things, the following:

•	reduced use of or demand for the client’s products or services and, thus, reduced cash flow of the client to service the loan as well as reduced value of the client as a going concern;

•	lack of support from the client’s equity sponsor;

•	poor accounting systems of the client which adversely affect our ability to accurately predict the client’s cash flows;

•	economic downturns, political events and changes, regulatory changes (including changes in or enforcement of environmental laws), litigation or acts of terrorism that affect the client’s business, financial condition and prospects; and

•	poor management performance.
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

We have financed in the past, and may finance in the future, the purchase by third parties of non-performing loans or problem loans held by us. These efforts may not eliminate our risk of loss or impairment with respect to these loans.
      We may seek to sell non-performing loans or the underlying collateral, at par or at a discount, to third parties to reduce our risk of loss. We consider non-performing loans to be either problem loans that we are actively seeking to out-place or loans that are in workout status. We may provide debt financing to the third parties to enable them to purchase these loans or collateral. The non-performing loan or the sold collateral may serve as the collateral for our loan to the purchaser. In these instances we continue to bear the risk of loss associated with the collateral supporting our original non-performing loan. The loan to the purchaser, however, is reflected in our portfolio as a new loan. For the year ended December 31, 2004, we consummated one transaction in which we financed the purchase of a non-performing or underperforming loan from us by a third party. As of December 31, 2004, the aggregate outstanding principal balance of this type of financing that we provided to third parties totaled $6.8 million.

If interest rates continue to rise, some of our existing clients may be unable to service interest on their loans.
      Most of our loans bear interest at variable interest rates. To the extent interest rates continue to increase, monthly interest obligations owed by our clients to us will also increase. Some of our clients may not be able to make the increased interest payments, resulting in defaults on their loans.

Our loans could be subject to equitable subordination by a court and thereby increase our risk of loss with respect to such loans.
      Courts have, in some cases, applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower, when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lending institution or its affiliates are found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. In connection with the origination of loans representing approximately 22% of the aggregate outstanding loan balance of our portfolio as of December 31, 2004, we have made direct equity investments or received warrants. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If, when challenged, these factors were deemed to give us the ability to control or otherwise exercise influence over the business and affairs of one or more of our clients, this control or influence could constitute grounds for equitable subordination. This means that a court may treat one or more of our loans as if it were common equity in the client. In that case, if the client were to liquidate, we would be entitled to repayment of our loan on an equal basis with other holders of the client’s common equity only after all of the client’s obligations relating to its debt and preferred securities had been satisfied. One or more successful claims of equitable subordination against us could have an adverse effect on our business, results of operation or financial condition.
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
      As of December 31, 2004, we had 15 loans representing $230.5 million in committed funds to companies controlled by affiliates of our directors. We may make additional loans to affiliates of our directors in the future. Our conflict of interest policies, which require these transactions to be approved by the disinterested members of our board and be on substantially the same terms as loans to unrelated clients, may not be successful in eliminating the influence of conflicts. As a result, these transactions may divert our resources and benefit our directors and their affiliates to the detriment of our shareholders.

We are not the agent for some of our loans and, consequently, have little or no control over how those loans are administered or controlled.
      In some of our loans we are neither the agent of the lending group that receives payments under the loan nor the agent of the lending group that controls the collateral for purposes of administering the loan. As of December 31, 2004, approximately 3% of the aggregate outstanding balance of our loan portfolio comprised loans in which we are neither the paying nor the collateral agent. When we are not the agent for a loan, we may not receive the same financial or operational information as we receive for loans for which we are the agent and, in many instances, the information on which we must rely is provided to us by the agent rather than directly by the client. As a result, it may be more difficult for us to track or rate these loans than it is for the loans for which we are the agent. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or to foreclose upon the collateral securing the loan without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans may not manage the loan to our standards or may choose not to take the same actions to enforce the loan or to foreclose upon the collateral securing the loan that we would take if we were agent for the loan.

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

We make loans to commercial developers. These borrowers face a variety of risks relating to development, construction and renovation projects, any of which may negatively impact their results of operations and impair their ability to pay interest and principal on our loans to them.
      We make loans to clients for development, construction and renovation projects. The ability of these clients to make required payments to us on these loans is subject to the risks associated with these projects including the risks that:

•	a development opportunity may be abandoned after expending significant resources if the client determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	development, construction and renovation costs of a project may exceed original estimates;

•	the client may be unable to attract creditworthy tenants or buyers, as the case may be, to its properties;

•	occupancy rates at a newly completed property may not be sufficient to make the property profitable; and

•	projects may not be completed on schedule as a result of several factors, many of which are beyond the control of the client, such as weather, labor conditions and material shortages, resulting in increased construction costs and decreases in revenue, thereby reducing the client’s available cash.
      If one of these projects is not successful, it could have a material adverse effect on the client’s financial condition and results of operations, which could limit that client’s ability to repay its obligations to us.

Our loans to foreign clients may involve significant risks in addition to the risks inherent in loans to U.S. clients.
      Loans to foreign clients may expose us to risks not typically associated with loans to U.S. clients. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
      To the extent that any of our loans are denominated in foreign currency, they will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective.

We may in the future expand our operations in jurisdictions outside the United States, which would subject us to additional regulatory requirements, which may prove difficult to monitor or comply with, and which could subject us to higher than expected operating costs.
      The financial services industry is heavily regulated in many jurisdictions outside the United States. The varying requirements of these jurisdictions may be inconsistent with U.S. rules and may adversely affect our business or limit our ability to operate internationally. We may not be able to obtain necessary regulatory approvals, or if approvals are obtained, we may not be able to continue to comply with the terms of the approvals or applicable regulations. In addition, in many countries, the regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact regulatory requirements. Our ability to operate as profitably as we expect internationally depends on our ability to respond effectively to the challenges posed by these additional and uncertain regulations.

Our debtor-in-possession loans may have a higher risk of default.
      We from time-to-time make “debtor-in-possession” loans to clients that have filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, which are used by these clients to fund on-going operations as part of the reorganization process. While our security position for these loans is generally better than for our other asset-based loans, there is a higher risk of default on these loans due to the uncertain business prospects of these clients. Furthermore, if our predictions as to the outcome or timing of a reorganization are inaccurate, the client may not be able to make payments on the loan on time or at all. Several factors may affect our ability to accurately predict the outcome or timing of the reorganization including:

•	the possibility of litigation between the participants in the reorganization proceeding;

•	the need to obtain mandatory or discretionary consents from various governmental authorities or others; and

•	our inability to access reliable information concerning material developments affecting the client or which cause delays in the completion of a reorganization.

We may purchase distressed loans for more than we are able to recover on such loans.
      We may purchase loans of companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although such investments may result in significant returns to us, they involve a substantial degree of risk. Any one or all of the loans which we purchase may be unsuccessful or not show any return for a considerable period of time. The level of analytical sophistication, both financial and legal, necessary for making a profit on the purchase of loans to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing the loans or the prospects for a successful reorganization or similar action. Unless the loans are most senior, in any reorganization or liquidation proceeding relating to a distressed company, we may lose the entire amount of our loan, may be required to accept cash or securities with a value less than our purchase price and/or may be required to accept payment over an extended period of time.
Risks Related to Our Funding and Leverage

Our ability to grow our business depends on our ability to obtain external financing.
      We require a substantial amount of cash to make new loans and to fund obligations to existing clients. In the past, we have obtained the cash required for our operations through the issuance of equity and convertible debentures and by borrowing money through credit facilities, term debt and repurchase agreements. To date, our funding has been limited to these sources. There can be no assurance that we will be able to continue to access these or other sources of funds in the future.
      In addition, we cannot assure you that we will be able to extend the term of any of our existing financing arrangements or obtain sufficient funds to repay any amounts outstanding under any financing arrangement before it expires, either from one or more replacement financing arrangements or an alternative debt or equity financing. If we were unable to repay or refinance any amounts outstanding under any of our existing financing arrangements, our ability to operate our business in the ordinary course would be severely impaired. Even if we are able to refinance our debt, we may not be able to do so on favorable terms. If we are not able to obtain additional funding on favorable terms or at all, our ability to grow our business will be severely impaired.

If our lenders terminate any of our credit facilities, we may not be able to continue to fund our business.
      At December 31, 2004, we had four credit facilities — a $700 million facility, a $640 million facility, a $400 million facility and a $100 million facility. The majority of our loans that we have not securitized are held in these facilities. Under the terms of these facilities we receive the cash flow generated by our loans held in these facilities after deductions for monthly interest and fee payments payable to our lenders. Our credit facilities contain customary representations and warranties, covenants, conditions and events of default that if breached, not satisfied or triggered could result in termination of the facilities. Consequently, if one or more of these facilities were to terminate prior to its expected maturity date, our liquidity position would be materially adversely affected, and we may not be able to satisfy our outstanding loan commitments, originate new loans or continue to fund our operations.

Our lenders could terminate us as servicer of our loans held as collateral for our credit facilities or term debt, which would adversely affect our ability to manage our portfolio.
      Upon the occurrence of specified servicer defaults, our lenders under our credit facilities and the holders of our asset-backed notes issued in our term debt transactions may elect to terminate us as servicer of the loans under the applicable facility or term debt transaction and appoint a successor servicer. If we were terminated as servicer, we would no longer receive our servicing fee. In addition, because there could be no assurance that any successor servicer would be able to service the loans according to our standards, any transfer of servicing to a successor servicer could result in reduced or delayed collections, delays in processing payments and information regarding the loans and a failure to meet all of the servicing procedures required by the applicable servicing agreement. Consequently, the performance of our loans could be adversely affected and our income generated from those loans significantly reduced.

Our liquidity position could be adversely affected if we were unable to complete additional term debt transactions on favorable terms or at all.
      Through December 31, 2004, we had completed six term debt transactions, all of which we accounted for on-balance sheet, through which we raised $3.1 billion in debt capital to support our lending activities. Our term debt consists of asset securitization transactions in which we transfer loans to a trust that aggregates our loans and, in turn, sells notes collateralized by the trust’s assets to institutional investors. The securities issued by the trusts have been rated by three nationally recognized statistical rating organizations. Our goal in completing these transactions was to raise additional capital to pay down our borrowings under our credit facilities and to create additional liquidity under our credit facilities for use in funding our loans.
      We intend to continue to incur term debt through on-balance sheet asset securitization transactions in the future. Relevant considerations regarding our ability to complete additional term debt transactions include:

•	to the extent that the capital markets generally, and the asset-backed securities market in particular, suffer disruptions, we may be unable to complete term debt transactions;

•	disruptions in the credit quality and performance of our loan portfolio, particularly that portion which has been previously securitized and serves as collateral for existing term debt transactions, could reduce or eliminate investor demand for our term debt transactions in the future;

•	our ability to service our loan portfolio must continue to be perceived as adequate to make the securities issued attractive to investors;

•	any material downgrading or withdrawal of ratings given to securities previously issued in our term debt transactions would reduce demand for additional term debt transactions by us;

•	our term debt transactions require the delivery of legal opinions from our counsel to the effect that the transactions constitute true sales of our loans to bankruptcy-remote special-purpose entities whose assets would not be consolidated with ours in the event of our future bankruptcy. To the extent the legal landscape changed or our counsel otherwise determined that they could no longer render these opinions, our ability to consummate additional term debt transactions on favorable terms could be impaired. Furthermore, changes in the legal landscape or the inability to render these opinions could have adverse effects on our existing term debt transactions; and

•	structural changes imposed by the rating agencies or investors may reduce the leverage we are able to obtain, increase the cost and otherwise adversely affect the efficiency of our term debt transactions.

      If we are unable to continue completing these term debt transactions on favorable terms or at all, our ability to obtain the capital needed for us to continue to grow our business would be adversely affected. In turn, this could have a material adverse effect on our growth and stock price.

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
      We have retained the most junior classes of securities, totaling $285.0 million in principal amount, issued in our 2003-2, 2004-1 and 2004-2 term debt transactions. The notes issued in these term debt transactions that we did not retain are senior to the junior securities we did retain. Our receipt of future cash flows on those junior securities is governed by provisions that control the distribution of cash flows from the loans included in our term debt transactions. Generally, repayments received on the loans are applied on a pro rata basis to each class of notes based on the respective original principal amounts of each class of notes. On a monthly basis, interest cash flows from the loans must first be used to pay the interest on the senior notes, to fund expenses of these term debt transactions and to maintain a required minimum interest reserve. Any interest cash flows remaining after the payment of these amounts plus any reductions in the minimum interest reserve are distributed to us.
      Several factors may influence the timing and amount of the cash flows we receive from loans included in our term debt transactions, including:

•	If any loan included in a term debt transaction becomes 60 days or more delinquent, the full principal balance of that loan must be included in the interest reserve. We will not receive any distributions from interest cash flows until the interest reserve is fully funded.

•	If a loan included in a term debt transaction has defaulted or is charged off, the full principal balance of that loan must be distributed to the senior noteholders to reduce the outstanding balance of the senior notes. We will not receive any distributions from interest cash flows until the full amount of defaulted and charged-off loans has been distributed.

•	Changes in interest rates and repayment schedules may increase the amount of interest cash flows necessary to fund hedge payments required by, and costs associated with, our term debt transactions. As a result, interest cash flows must be used to make payments related to the hedging arrangements, thereby reducing the cash flows available to us.

•	If the actual prepayment rate of the loans included in a term debt transaction is less than the estimated prepayment rate assumed under that term debt transaction, the notes issued under that term debt transaction will remain outstanding past their expected maturities. In such event, interest cash flows must be used to pay the principal value of the senior notes issued in the term debt transaction until they are fully repaid, thereby eliminating the cash flows available to us until after the senior notes are fully repaid.
      In our 2004-1 term debt transaction, certain changes were made from our prior transactions with respect to the effect of modifications to loans. These changes result in a greater likelihood that a loan will be deemed delinquent or charged off, which adversely affects our ability to receive cash flow from the 2004-1 term debt transaction. In connection with the 2004-1 term debt transaction, we agreed to amend our 2003-2 term debt transaction to make similar changes regarding loan modifications. Our 2004-2 term debt transaction included similar changes and we expect our future term debt transactions to have similar provisions.

We may be unable to repay or repurchase our convertible debentures.
      At maturity, the entire outstanding principal amount of our convertible debentures will become due and payable. Debentureholders may also require us to repurchase their debentures on certain specific dates. In addition, we intend to make irrevocable elections in accordance with the terms of the indentures governing the debentures to satisfy in cash 100% of the principal amount of the debentures converted or that we may be required to purchase at the option of the holders upon any “fundamental change” such as a merger or consolidation involving our company. We may not have sufficient funds or may be unable to arrange for additional financing to pay the principal amount due at maturity or upon conversion, or the repurchase price of the debentures. Any future borrowing arrangements or debt agreements to which we become a party may contain restrictions on or prohibitions against our repayment or repurchase of the debentures. If we are prohibited from repaying or repurchasing the debentures, we could try to obtain the consent of lenders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance the borrowings, we will be unable to repay or repurchase the debentures. Any such failure would constitute an event of default under the indentures which could, in turn, constitute a default under the terms of our other indebtedness.

Fluctuating or rising interest rates could adversely affect our profit margins and ability to grow our business.
      We borrow money from our lenders at variable interest rates. We generally lend money at variable rates based on the prime rate. Many of our loans contain interest rate floors which result in rates above the contractual variable rate specified in the applicable loan agreement. Our operating results and cash flow depend on the difference between the interest rate at which we borrow funds and the interest rate at which we lend these funds.
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

Because there is no active trading market for most of the loans in our portfolio, we might not be able to sell them at a favorable price or at all.
      We may seek to dispose of one or more of our loans to obtain liquidity or to reduce potential losses with respect to non-performing assets. There generally is no established trading market for our loans. Consequently, if we seek to sell a loan, there is no guarantee that we will be able to do so at a favorable price or at all.
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
      We have expanded our operations rapidly since our inception in 2000. As of December 31, 2004, we had 398 employees and 19 offices. From our inception to December 31, 2004, our assets have grown to $4.7 billion. Our growth may place a strain on our loan origination and loan management systems and resources. We must continue to refine and expand our marketing capabilities, our management procedures, our internal controls and procedures, our access to financing sources and our technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be able to hire and train sufficient lending and administrative personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations and our financial results could be adversely affected.
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
      As of December 31, 2004, our contractual commitments to lend additional sums to our clients under our outstanding loan agreements exceeded by $725.4 million our cash on hand and the borrowing availability under our existing financing arrangements. We expect that our loan commitments will continue to exceed our available funds indefinitely. Under the terms of our loan agreements our clients generally cannot require us to fund the maximum amount of our commitments unless they are able to demonstrate, among other things, that they have sufficient collateral to secure all requested additional borrowings. There is a risk that we have miscalculated the likelihood that our clients will be eligible to receive and will, in fact, request additional borrowings in excess of our available funds. If our calculations prove incorrect, we will not have the funds to make these loan advances without obtaining additional financing. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could then have a material adverse effect on our business.

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
      Some of our competitors have greater financial, technical, marketing and other resources than we do. They also have greater access to capital than we do and at a lower cost than is available to us. Furthermore, we would expect to face increased price competition if lenders seek to expand within or enter our target markets. Increased competition could cause us to reduce our pricing and lend greater amounts as a percentage of a client’s eligible collateral or cash flows. Even with these changes, in an increasingly competitive market, we may not be able to attract and retain new clients and sustain the rate of growth that we have experienced to date, and our market share and future revenues may decline. If our existing clients choose to use competing sources of credit to refinance their loans, the rate at which loans are repaid may be increased, which could change the characteristics of our loan portfolio as well as cause our anticipated return on our existing loans to vary.
     Acquisitions of other finance companies or loan portfolios may adversely impact our business.
      As part of our business strategy, we have in the past purchased other finance companies as well as loan portfolios and related assets from other finance companies, and we expect to continue these activities in the future. Future acquisitions may result in potentially dilutive issuances of equity securities and the incurrence of additional debt. In addition, we face certain risks from our recent asset acquisitions and may face additional risks from future acquisitions, including:

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
     Our business is highly dependent on members of our credit committee.
      Our future success depends to a significant extent on the continued services of our Chief Executive Officer, our President, our Chief Credit Officer our Chief Legal Officer and the Presidents of our three businesses who collectively comprise our credit committee. Members of our credit committee have been directly responsible for all of our credit approval decisions since inception. If any of them were to die, become disabled or otherwise leave our employ, we might not be able to replace him with someone of equal skill or ability. Moreover, our credit committee might not continue to function well without the continued services of the former officer.
Risks Related to our Common Stock
     The price of our common stock may be volatile.
      The trading price of our common stock may fluctuate substantially. The price of the common stock which prevails in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of financial services companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	major catastrophic events;

•	loss of a major funding source;

•	rating agency downgrade of term debt notes;

•	sales of large blocks of our stock; or

•	departures of key personnel.
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
      If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. As of December 31, 2004, we had 117,927,495 shares of common stock outstanding. In addition, exercisable options for 824,089 shares are held by our employees. Subject to Rule 144 compliance, approximately 75,000,000 additional shares are eligible for sale in the public market. The perception in the public market that our existing shareholders might sell shares of common stock could also depress our market price. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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
      Our greater than 5% shareholders, directors and executive officers and entities affiliated with them own approximately 45% of the outstanding shares of our common stock. As a result, these shareholders, if acting together, would be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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
      We are exposed to certain financial market risks, which are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Quantitative and Qualitative Disclosures About Market Risk section. In addition, for a detailed discussion of our derivatives and off-balance sheet financial instruments, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments, in our audited consolidated financial statements for the year ended December 31, 2004 included herein in this Form 10-K.
Equity Price Risk
      The debentures we issued in March 2004 are initially convertible into our common stock at a conversion price of $30.40 per share, subject to adjustment upon the occurrence of specified events. At the initial conversion price, each $1,000 of principal of the debentures is convertible into 32.8952 shares of our common stock, subject to adjustment upon the occurrence of specified events. Prior to the effective date of EITF 04-8, we intend to make the irrevocable election to pay the principal balance of the debentures in cash upon any conversion or repurchase prior to or at their respective maturities. Holders of the debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the debentures falls below a specified threshold, (3) the debentures have been called for redemption, or (4) specified corporate transactions occur.
      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their debentures for 100% of the principal amount.
      Concurrently with our sale of these debentures, we entered into two separate call option transactions with an affiliate of one of the initial purchasers, in each case covering the same number of shares as into which the debentures are initially convertible. In one transaction, we purchased a call option at a strike price equal to the initial conversion price of the debentures. This option expires on March 15, 2009 and requires physical settlement. At the time we make the irrevocable election to pay the principal balance of the debentures in cash, we also intend to amend this option to provide that it may be settled in net shares so that the option continues to mirror the terms of the debentures. We intend to exercise this call option from time to time as necessary to acquire shares that we may be required to deliver upon receipt of a notice of conversion of the debentures. In the second transaction, we sold warrants to one of the initial purchasers for the purchase of up to 7.4 million of our common shares at a strike price of approximately $40.30 per share. The warrants expire at various dates from March 2009 through June 2009 and must be settled in net shares. The net effect of entering into the call option and warrant transactions was to minimize potential dilution as a result of the conversion of the debentures by increasing the effective conversion price of the debentures to a 75% premium over the March 15, 2004 closing price of our common stock. The call option and warrant transactions were net settled at a net cost of approximately $25.6 million, which we paid from the proceeds of our sale of the debentures and is included as a net reduction in shareholders’ equity in the consolidated balance sheet.
      The debentures we issued in July 2004 are initially convertible into our common stock at a conversion price of $31.78 per share, subject to adjustment upon the occurrence of specified events. At the initial conversion price, each $1,000 of principal of the debentures is convertible into 31.4614 shares of our common stock, subject to adjustment upon the occurrence of specified events. Prior to the effective date of EITF 04-8, we intend to make the irrevocable election to pay the principal balance of the debentures in cash upon any conversion or repurchase prior to or at their respective maturities. Holders of the debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the debentures falls below a specified threshold, (3) the debentures have been called for redemption, or (4) specified corporate transactions occur.
      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their debentures for 100% of the principal amount.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      See the “Index to Consolidated Financial Statements” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2004.
      Reference is made to the Management Report on Internal Controls Over Financial Reporting on page 72.

ITEM 9B.	OTHER INFORMATION
      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      A listing of our executive directors and their biographies are included in the section entitled “Executive Officers” on page 22 of this Form 10-K. Biographies for our non-management directors and additional information pertaining to directors and executive officers of the registrant are incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 27, 2005.

ITEM 11.	EXECUTIVE COMPENSATION
      Information pertaining to executive compensation is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 27, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Information pertaining to security ownership of management and certain beneficial owners of the registrant’s Common Stock is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 27, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information pertaining to certain relationships and related transactions is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 27, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information pertaining to principal accounting fees and services is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 27, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1)	Financial Statements
      The consolidated financial statements of the registrant listed in the “Index to Consolidated Financial Statements” on page F-1 together with the report of Ernst & Young LLP, independent registered public accounting firm, are filed as part of this report.

15(a)(2)	Financial Statement Schedules
      Consolidated financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the consolidated financial statements or notes thereto.

15(a)(3)	Exhibits
      The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

MANAGEMENT REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
      The management of CapitalSource Inc. (“CapitalSource”) is responsible for establishing and maintaining adequate internal control over financial reporting. CapitalSource’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      CapitalSource’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.
      CapitalSource’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 73.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of CapitalSource Inc.
      We have audited management’s assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that CapitalSource Inc. (successor to CapitalSource Holdings LLC, “CapitalSource”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CapitalSource’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that CapitalSource Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CapitalSource Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CapitalSource Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 4, 2005

CapitalSource Inc.
Index to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of CapitalSource Inc.
      We have audited the accompanying consolidated balance sheets of CapitalSource Inc. (successor to CapitalSource Holdings LLC, “CapitalSource”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of CapitalSource’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapitalSource Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CapitalSource’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 4, 2005

CapitalSource Inc.
Consolidated Balance Sheets

	December 31,

	2004	2003

	($ in thousands)
ASSETS
Cash and cash equivalents	$206,077	$69,865
Restricted cash	237,176	79,913
Loans:
Loans	4,274,525	2,416,907
Less deferred loan fees and discounts	(98,936)	(59,793)
Less allowance for loan losses	(35,208)	(18,025)

Loans, net	4,140,381	2,339,089
Investments	44,044	39,788
Deferred financing fees, net	41,546	17,348
Other assets	67,605	21,088

Total assets	$4,736,829	$2,567,091

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreement	$—	$8,446
Credit facilities	966,961	737,998
Term debt	2,189,356	923,208
Convertible debt	561,371	—
Accounts payable and other liabilities	72,750	30,307

Total liabilities	3,790,438	1,699,959
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 119,227,495 and 118,780,773 shares issued; 117,927,495 and 118,780,773 shares outstanding, respectively)	1,179	1,188
Additional paid-in capital	761,579	777,766
Retained earnings	233,033	108,182
Deferred compensation	(19,162)	(21,065)
Accumulated other comprehensive (loss) income, net	(312)	1,061
Treasury stock, at cost	(29,926)	—

Total shareholders’ equity	946,391	867,132

Total liabilities and shareholders’ equity	$4,736,829	$2,567,091

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Income

	Year Ended December 31,

	2004	2003	2002

	($ in thousands, except per share data)
Net interest and fee income:
Interest	$313,827	$175,169	$73,591
Fee income	86,324	50,596	17,512

Total interest and fee income	400,151	225,765	91,103
Interest expense	79,053	39,956	13,974

Net interest and fee income	321,098	185,809	77,129
Provision for loan losses	25,710	11,337	6,688

Net interest and fee income after provision for loan losses	295,388	174,472	70,441

Operating expenses:
Compensation and benefits	72,445	44,460	22,724
Other administrative expenses	35,303	23,347	10,871

Total operating expenses	107,748	67,807	33,595

Other income (expense):
Diligence deposits forfeited	4,987	3,071	1,844
Gain on investments, net	2,371	18,067	3,573
Loss on derivatives	(506)	(760)	(1,396)
Other income	10,929	5,437	715

Total other income	17,781	25,815	4,736

Net income before income taxes	205,421	132,480	41,582
Income taxes	80,570	24,712	—

Net income	$124,851	$107,768	$41,582

Net income per share:
Basic	$1.07	$1.02	$0.43
Diluted	$1.06	$1.01	$0.42
Average shares outstanding:
Basic(1)	116,217,650	105,281,806	97,701,088
Diluted(1)	117,600,676	107,170,585	99,728,331

(1)	Adjusted to reflect the recapitalization that took place on August 30, 2002 as if it occurred on January 1, 2002.
See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Shareholders’ Equity

						Accumulated
						Other
			Additional			Comprehensive	Treasury	Total
	Members’	Common	Paid-In	Retained	Deferred	(Loss) Income,	Stock, at	Shareholders’
	Equity	Stock	Capital	Earnings	Compensation	net	cost	Equity

	($ in thousands)
Total shareholders’ equity as of December 31, 2001	$215,126	$—	$—	$—	$—	$—	$—	$215,126
Net income	41,582	—	—	—	—	—	—	41,582
Other comprehensive loss:
Unrealized losses on available-for-sale securities	—	—	—	—	—	(83)	—	(83)

Total comprehensive income								41,499
Members’ equity contributions, net	230,149	—	—	—	—	—	—	230,149
Members’ distributions	(15,200)	—	—	—	—	—	—	(15,200)
Amortization of compensatory options	232	—	—	—	—	—	—	232
Exercise of options	1,876	—	—	—	—	—	—	1,876

Total shareholders’ equity as of December 31, 2002	473,765	—	—	—	—	(83)	—	473,682
Net income	56,981	—	—	50,787	—	—	—	107,768
Other comprehensive income:
Unrealized gains, net of tax	—	—	—	—	—	1,144	—	1,144

Total comprehensive income								108,912
Members’ equity contributions	71,153	—	—	—	—	—	—	71,153
Members’ distributions	(32,698)	—	—	—	—	—	—	(32,698)
Proceeds from issuance of common stock, net	—	182	242,520	—	—	—	—	242,702
Reorganization from LLC to “C” Corporation	(570,367)	993	511,979	57,395				—
Amortization of compensatory options	202	—	816	—	—	—	—	1,018
Exercise of options	26	2	597	—	—	—	—	625
Restricted stock activity	938	11	20,603	—	(21,552)	—	—	—
Amortization of deferred compensation	—	—	—	—	487	—	—	487
Tax benefit on issuance of options	—	—	1,251	—	—	—	—	1,251

Total shareholders’ equity as of December 31, 2003	—	1,188	777,766	108,182	(21,065)	1,061	—	867,132
Net income	—	—	—	124,851	—	—	—	124,851
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	—	—	(1,373)	—	(1,373)

Total comprehensive income								123,478
Proceeds from issuance of common stock, net	—	—	824	—	—	—	—	824
Stock option expense	—	—	331	—	—	—	—	331
Exercise of options	—	2	1,485	—	—	—	—	1,487
Purchase of treasury stock	—	(13)	—	—	—	—	(29,926)	(29,939)
Purchase of call option, net	—	—	(25,577)	—	—	—	—	(25,577)
Restricted stock activity	—	2	2,789	—	(2,675)	—	—	116
Amortization of deferred compensation	—	—	—	—	4,578	—	—	4,578
Tax benefit on purchase of call option	—	—	2,666	—	—	—	—	2,666
Tax benefit on exercise of options	—	—	1,295	—	—	—	—	1,295

Total shareholders’ equity as of December 31, 2004	$—	$1,179	$761,579	$233,033	$(19,162)	$(312)	$(29,926)	$946,391

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2004	2003	2002

	($ in thousands)
Operating activities:
Net income	$124,851	$107,768	$41,582
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	331	1,018	232
Restricted stock activity	116	—	—
Amortization of deferred loan fees	(46,607)	(33,741)	(11,518)
Provision for loan losses	25,710	11,337	6,688
Amortization of deferred financing fees	14,357	9,990	2,259
Depreciation and amortization	2,199	1,411	963
Benefit for deferred income taxes	(9,696)	(3,617)	—
Amortization of deferred stock compensation	4,578	487	—
Gain on investments, net	(2,371)	(18,067)	(3,573)
Loss on derivatives	506	760	1,396
Increase in other assets	(11,611)	(3,602)	(1,870)
Increase in accounts payable and other liabilities	48,872	13,094	10,725

Cash provided by operating activities	151,235	86,838	46,884
Investing activities:
Increase in restricted cash	(156,381)	(51,040)	(22,428)
Increase in loans, net	(1,706,991)	(1,280,769)	(647,083)
Acquisition of CIG, net of cash acquired	(93,446)	—	—
(Acquisition) disposal of investments, net	(3,941)	3,093	(8,287)
Acquisition of property and equipment	(3,363)	(4,914)	(3,906)

Cash used in investing activities	(1,964,122)	(1,333,630)	(681,704)
Financing activities:
Payment of deferred financing fees	(38,555)	(15,980)	(11,033)
(Repayments of) borrowings under repurchase agreement, net	(8,446)	8,446	—
Borrowings on credit facilities, net	228,963	497,497	33,434
Borrowings of term debt	2,040,018	803,816	495,378
Repayments of term debt	(774,676)	(308,710)	(69,763)
Borrowings of convertible debt	555,000	—	—
Members’ contributions, net	—	71,153	230,149
Distributions to members	—	(32,698)	(15,200)
Proceeds from issuance of common stock, net	824	242,702	—
Proceeds from exercise of options	1,487	625	511
Call option transactions, net	(25,577)	—	—
Purchase of treasury stock	(29,939)	—	—

Cash provided by financing activities	1,949,099	1,266,851	663,476

Increase in cash and cash equivalents	136,212	20,059	28,656
Cash and cash equivalents as of beginning of year	69,865	49,806	21,150

Cash and cash equivalents as of end of year	$206,077	$69,865	$49,806

Supplemental information:
Interest paid	$56,710	$29,454	$8,849
Income taxes paid, net of refunds	84,163	27,163	—
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1.                      Organization
      CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial finance company that provides a broad array of financial products to small and medium-sized businesses. We provide the following products:

•	Senior Secured Asset-Based Loans — loans that are underwritten based on our assessment of the client’s eligible accounts receivable and/or inventory;

•	Senior Secured Cash Flow Loans — loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Mortgage Loans — loans that are secured by first mortgages on the property of the client;

•	Term B, Second Lien, and Mezzanine Loans — loans, including subordinated mortgage loans, that come after a client’s senior loans in right of payment or upon liquidation; and

•	Private Equity Co-Investments — opportunistic equity investments, typically in conjunction with lending relationships and on the same terms as other equity investors.
      Our wholly owned significant subsidiaries and their purposes as of December 31, 2004 were as follows:

Entity	Purpose

CapitalSource Finance LLC	Primary operating subsidiary that conducts lending business of CapitalSource.
CapitalSource Holdings Inc., formerly CapitalSource Holdings LLC	Holding company for CapitalSource Finance LLC.
CapitalSource Funding Inc., formerly CapitalSource Funding LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CS Funding II Depositor Inc., formerly CS Funding II Depositor LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CapitalSource Commercial Loan Trust 2004-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.
CapitalSource Commercial Loan Trust 2004-2	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.
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
      In September 2004, CapitalSource Holdings LLC and CapitalSource Funding LLC were incorporated under the laws of Delaware and changed their names to CapitalSource Holdings Inc. (“CapitalSource Holdings”) and CapitalSource Funding Inc., respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Summary of Significant Accounting Policies

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
      Included in cash and cash equivalents are collections from our borrowers. We are required to remit the collections to the trustee of our credit facilities and term debt transactions within two days of receipt. Upon transfer to the trustee, a portion of these funds will become restricted.

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

Investments
      We acquire investments in common stock, preferred stock, warrants and options to buy such investments both through direct purchases and in connection with lending activities.
      Purchased investments in non-public entities are accounted for under the equity method if our ownership position is large enough to influence the operating and financial policies of the entity. This is generally presumed to exist when we own between 20% and 50% of an incorporated entity, or when we own greater than

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5% of a limited partnership or limited liability company. Our share of earnings and losses in entities in which we own equity are included in other income in the consolidated statements of income. If our ownership position is too small to provide such influence, the cost method is used to account for the equity interest.
      Purchased investments in publicly traded entities are accounted for as available-for-sale securities and recorded at fair market value with changes in fair value reflected as other comprehensive income, net of tax in the consolidated statements of shareholders’ equity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.
      Investments received in connection with lending arrangements are typically warrants or options to purchase shares of common stock or other equity interests from the client. These investments are initially recorded at estimated fair value. Such fair values are determined using various valuation models that attempt to estimate our share of the underlying equity value of the associated entity. These estimates may reflect discounts for exercise restrictions or other terms that could impact value. We perform quarterly reviews of all investments to identify and measure any subsequent changes to the fair value. To determine the fair value of an equity interest, we utilize quoted market prices for public entities and valuation tools including financial statements, budgets and business plans as well as qualitative factors for non-public entities. Mark-to-market adjustments as a result of the changes in estimated fair values of investments are recorded in gains on investments, net in the accompanying consolidated statements of income or other comprehensive income, as appropriate. Realized gains or losses resulting from the sale of investments are included in gains on investments, net in the accompanying consolidated statements of income.
      As of December 31, 2004 and 2003, there were no future performance obligations for investments. Investments that are not fully exercisable upon the date of receipt become exercisable upon the passage of time.
      In certain lending arrangements, we receive investments without any payment of cash as part of the overall loan transaction. The carrying value of the related loan is adjusted to reflect an original issue discount equal to the value ascribed to the equity interest. Such original issue discount is accreted to fee income over the estimated life of the loan in accordance with our income recognition policy.
      As a result of the various exercise, redemption, or other liquidation provisions commonly associated with these warrants and options, they are generally considered derivatives under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted. In accordance with SFAS No. 133, investments qualifying as derivatives are carried at fair value with related valuation adjustments reflected as gain on investments, net in the consolidated statements of income.

Investment Impairment
      Our investments are either accounted for at fair value, at cost or using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment recorded at cost has sustained an other-than-temporary decline in its value, the equity interest is written down to its fair value, by a charge to earnings, and a new cost basis for the investment is established. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by us in determining whether an other-than-temporary decline in value has occurred include: the estimated fair market value of the security in relation to its cost basis; the financial condition of the entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of an other-than temporary decline in these instances may be overcome, if there is persuasive evidence indicating that the decline is temporary in nature. Additionally, there may be instances where impairment losses are recognized even if the 20% and 50% criteria are not satisfied.
      For investments accounted for using the cost or equity method of accounting, management evaluates information such as budgets, business plans, and financial statements in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses and credit defaults. This list is not inclusive, and management weighs all quantitative and qualitative factors in determining whether an other-than-temporary decline in value exists. Other-than-temporary declines in market value were not significant for the years ended December 31, 2004, 2003 and 2002.

Deferred Financing Fees
      Deferred financing fees represent fees and other direct incremental costs incurred in connection with our borrowings. Except as discussed below, these amounts are amortized into the consolidated statements of income as interest expense ratably over the contractual term of the borrowing using the effective interest method.
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
      We accrete any discount from purchased loans into fee income in accordance with our policies unless the contractual interest and principal payments are not expected to be collected. If the contractual interest and principal payments are not expected to be collected, a portion of the discount will not be accreted (non-accretable difference). As of December 31, 2004 and 2003, the accretable discount on purchased loans totaled $2.8 million and $4.9 million, respectively, which is reflected in deferred loan fees and discounts in our accompanying consolidated balance sheets. We accreted $4.6 million and $6.4 million, respectively, into fee

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income from purchased loan discounts during the years ended December 31, 2004 and 2003. For the year ended December 31, 2004, we had $2.5 million of additions to accretable discounts of which $1.8 million were reclassifications from non-accretable discounts. The carrying amount of purchased loans totaled $235.0 million as of December 31, 2004.
      If a loan is 90 days or more past due, or we expect that the borrower will not be able to service its debt and other obligations, we will place the loan on non-accrual status. When a loan is placed on non-accrual status, interest and fees previously recognized as income but not yet paid are reversed and the recognition of interest and fee income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We will make exceptions to this policy if the loan is well secured and in the process of collection. Payments received on non-accrual loans are applied to principal. On the date the borrower pays in full all overdue amounts, the borrowers loan will emerge from non-accrual status and all overdue charges (including those from prior years) are recognized as interest income in the current period.

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
      For derivatives designated as a hedge, initial assessments are made as to whether the hedging relationship is expected to be highly effective and periodic effectiveness tests are performed. The fair value and cash flow hedges entered into during the years ended December 31, 2004 and 2003 were highly effective at their inception and continue to be highly effective as of those dates. Ineffectiveness was not significant. Net cash payments for derivatives designated as an accounting hedge were included in interest expense in the consolidated statements of income.
      For derivatives not designated or qualifying as accounting hedges, the related gain or loss (including both the changes in fair value as well as the impact of any cash payments made or received) is recognized in current earnings each period and is included in other income (expense) in the consolidated statements of income.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
balance sheets. Deferred tax liabilities and assets are determined based on the differences between the book value and tax basis of particular assets and liabilities, using tax rates scheduled to be in effect for the years in which the differences are expected to reverse.

Stock-Based Compensation
      We account for our stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. In accordance with APB 25, compensation cost is recognized for our options and restricted stock granted to employees where the exercise price is less than the market price of the underlying common stock on the date of grant. Such expense is recognized on a ratable basis over the related vesting period of the award. Pro forma net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) to stock-based compensation for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,

	2004	2003	2002

	($ in thousands, except per share data)
Net income as reported	$124,851	$107,768	$41,582
Add back: Stock-based compensation expense from options included in reported net income, net of tax	174	759	224
Deduct: Total stock-based compensation expense determined under fair value-based method for all option awards, net of tax	(1,676)	(1,431)	(581)

Pro forma net income	$123,349	$107,096	$41,225

Net income per share:
Basic — as reported	$1.07	$1.02	$0.43

Basic — pro forma	$1.06	$1.02	$0.42

Diluted — as reported	$1.06	$1.01	$0.42

Diluted — pro forma	$1.05	$1.00	$0.41

      The Black-Scholes option-pricing model assumptions used to estimate the fair value of each option grant on its grant date for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,

	2004	2003	2002

Dividend yield	—	—	—
Expected volatility	31%	30%	30%
Risk-free interest rate	3.7%	3.5%	4.3%
Expected life	6 years	6 years	6 years
      The pro forma net effect of the total stock-based compensation expense determined under the fair value-based method for all awards may not be representative of future disclosures because the estimated fair value of options is amortized to expense over the vesting period, and additional options may be granted in future years.

Bonuses
      Bonuses are accrued ratably over the annual performance period in accordance with APB Opinion No. 28, Interim Financial Reporting.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing
      Marketing costs, including advertising, are expensed as incurred.

Use of Estimates
      The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include the valuation of investments and the allowance for loan losses. Actual results could differ from those estimates.

Segment Reporting
      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items, and segment assets.
      We operate as a single business segment and, therefore, this statement is not applicable. Because our clients require customized and sophisticated debt financing, we have created three lending businesses to develop the industry experience required to structure loans that reflect the particular credit and security characteristics required by different types of clients. However, we manage our lending operation as a whole rather than by lending business. We do not allocate resources to specific lending businesses based on their individual or relative performance.

New Accounting Pronouncements
      In March 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides a three-step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. The initial effective date of the recognition and measurement requirements in this standard was interim and annual periods beginning after June 15, 2004. The effective date of the disclosure requirements in this standard is effective for annual financial statements for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the effective date indefinitely for the measurement and recognition guidance contained in EITF 03-1. The disclosure guidance remains effective. We do not anticipate that this accounting pronouncement will have a material effect on our consolidated financial statements.
      In September 2004, the EITF of the FASB reached a final conclusion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). The EITF concluded the common stock underlying contingent convertible debt instruments such as our convertible debentures should be included in diluted net income per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met. The EITF concluded that this new treatment should be applied retroactively, with the result that issuers of securities like our convertible debentures described in Note 9 would be required to restate previously issued diluted earnings per share. In October 2004, the FASB approved EITF 04-8 and established an implementation date of December 15, 2004.
      Under the terms of the indentures governing our convertible debentures, we have the ability to make irrevocable elections to pay the principal balance of the convertible debentures in cash upon any conversion prior to or at maturity. By making these elections, under current interpretations of SFAS No. 128, Earnings per Share (“SFAS No. 128”), and consistent with the provisions of EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, the common stock underlying the principal amount of the convertible debentures would not be required to be included in our calculation of diluted net income per share and would have no past or future impact on our diluted net income per share. The only impact on diluted net

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income per share from our convertible debentures would be from the application of the treasury stock method to any conversion spread on those instruments. Prior to the effective date of Proposed SFAS No. 128(revised), Earnings per Share, an Amendment of FASB Statement No. 128 (”SFAS No. 128(R)”), we intend to make such irrevocable elections for each series of our convertible debentures. As a result, our adoption of EITF 04-8 on December 15, 2004 did not have any impact on our net income or diluted net income per share.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The effective date of this standard is interim and annual periods beginning after June 15, 2005.
      As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the aforementioned impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because it will depend on levels of future grants of share-based payments, the amount of operating cash flows recognized in prior periods for such excess tax deductions was not significant.
      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods or (b) prior interim periods of the year of adoption.
      We plan to adopt SFAS No. 123(R) using the modified prospective method on July 1, 2005.

Reclassifications
      Certain amounts in prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Restricted Cash
      Restricted cash as of December 31, 2004 and 2003 was as follows:

	December 31,

	2004	2003

	($ in thousands)
Principal and interest collections on loans held by trusts (see Note 9)	$163,708	$61,280
Collateral for letters of credit issued for the benefit of a client	49,842	1,544
Interest collections on loans pledged to credit facilities (see Note 9)	13,061	14,843
Other	10,565	2,246

Total	$237,176	$79,913

      For the interest collections related to the credit facilities and term debt each month after deducting interest rate swap payments, interest payable, and servicing fees, the remaining restricted cash is returned to us and becomes unrestricted at that time.

Note 4.	Credit Quality
      As of December 31, 2004 and 2003, loans 60 or more days contractually delinquent, non-accrual loans and impaired loans were as follows:

	December 31,

Asset Classification	2004	2003

	($ in thousands)
Loans 60 or more days contractually delinquent	$32,278	$4,334
Non-accrual loans(1)	22,443	8,784
Impaired loans(2)	32,957	15,256
Less: loans in multiple categories	(23,120)	(8,668)

Total	$64,558	$19,706

Total as a percentage of total loans	1.51%	0.82%

(1)	Includes loans with an aggregate principal balance of $0.7 million and $4.3 million as of December 31, 2004 and 2003, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	As defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, we consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments. Includes loans with an aggregate principal balance of $0.7 million and $4.3 million, respectively, as of December 31, 2004 and 2003 which were also classified as loans 60 or more days contractually delinquent, and loans with an aggregate principal balance of $22.4 million and $4.3 million as of December 31, 2004 and 2003, respectively, which were also classified as loans on non-accrual status. As of December 31, 2004 and 2003, $5.1 million and $2.7 million respectively, of allowance for loan losses related to specific reserves on impaired loans.
      If the non-accrual loans had performed in accordance with their original terms, interest income would have been increased by $3.7 million and $0.2 million for the years ended December 31, 2004 and 2003, respectively. The average balance of impaired loans during the year ended December 31, 2004 was $28.8 million. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2004 and 2003 was not significant.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 was as follows:

	Year Ended December 31,

	2004	2003	2002

	($ in thousands)
Balance as of beginning of year	$18,025	$6,688	$—
Provision for loan losses	25,710	11,337	6,688
Charge offs	(8,527)	—	—

Balance as of end of year	$35,208	$18,025	$6,688

      For the years ended December 31, 2004 and 2003, loans with a carrying value of $24.9 and $36.3 million as of December 31, 2004 and 2003, respectively, were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. For the year ended December 31, 2004, we recorded a $2.9 million charge off in the carrying value of a loan classified as a troubled debt restructuring. The specific reserve for loans classified as a troubled debt restructuring was $0.1 million and $0.5 million as of December 31, 2004 and 2003, respectively.
      As of December 31, 2004, we had $19.2 million of real estate owned which is carried at the lower of cost or market and is included in other assets on the accompanying consolidated balance sheets. During the year ended December 31, 2004, we transferred a loan with a carrying value of $15.5 million to real estate owned which is considered a non-cash investing activity on the accompanying consolidated statements of cash flows.

Note 5.	Guarantor Information
      The following represents the supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of the convertible debt issued in March 2004 and July 2004, CapitalSource Holdings and CapitalSource Finance, which are guarantors of the convertible debentures, and our subsidiaries that are not guarantors of the convertible debentures as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002. CapitalSource Holdings and CapitalSource Finance have guaranteed the debentures, jointly and severally, on a senior basis. CapitalSource Finance is a wholly owned subsidiary of CapitalSource Holdings. Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet
December 31, 2004

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
ASSETS
Cash and cash equivalents	$—	$170,532	$35,545	$—	$206,077
Restricted cash	—	25,334	211,842	—	237,176
Loans:
Loans	—	3,657,839	624,125	(7,439)	4,274,525
Less deferred loan fees and discounts	—	(133)	(98,803)	—	(98,936)
Less allowance for loan losses	—	—	(35,208)	—	(35,208)

Loans, net	—	3,657,706	490,114	(7,439)	4,140,381
Investment in subsidiaries	1,483,401	—	823,676	(2,307,077)	—
Intercompany due from/ (due to)	—	15,434	(15,434)	—	—
Intercompany note receivable	—	—	32,599	(32,599)	—
Investments	—	—	44,044	—	44,044
Deferred financing fees, net	13,255	27,457	834	—	41,546
Other assets	13,933	16,812	36,860	—	67,605

Total assets	$1,510,589	$3,913,275	$1,660,080	$(2,347,115)	$4,736,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$—	$—	$—	$—
Credit facilities	—	966,961	—	—	966,961
Term debt	—	2,080,769	108,587	—	2,189,356
Convertible debt	561,371	—	—	—	561,371
Accounts payable and other liabilities	2,827	9,270	68,092	(7,439)	72,750
Intercompany note payable	—	32,599	—	(32,599)	—

Total liabilities	564,198	3,089,599	176,679	(40,038)	3,790,438

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,179	—	—	—	1,179
Additional paid-in capital	761,579	309,982	1,088,410	(1,398,392)	761,579
Retained earnings	233,033	513,995	395,484	(909,479)	233,033
Deferred compensation	(19,162)	—	—	—	(19,162)
Accumulated other comprehensive loss, net	(312)	(301)	(493)	794	(312)
Treasury stock, at cost	(29,926)	—	—	—	(29,926)

Total shareholders’ equity	946,391	823,676	1,483,401	(2,307,077)	946,391

Total liabilities and shareholders’ equity	$1,510,589	$3,913,275	$1,660,080	$(2,347,115)	$4,736,829

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet
December 31, 2003

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
ASSETS
Cash and cash equivalents	$—	$37,848	$32,017	$—	$69,865
Restricted cash	—	16,860	63,053	—	79,913
Loans:
Loans	—	2,400,601	27,419	(11,113)	2,416,907
Less deferred loan fees and discounts	—	1,221	(61,014)	—	(59,793)
Less allowance for loan losses	—	—	(18,025)	—	(18,025)

Loans, net	—	2,401,822	(51,620)	(11,113)	2,339,089
Investment in subsidiaries	864,073	—	1,030,148	(1,894,221)	—
Intercompany due from/ (due to)	—	9,727	(9,727)	—	—
Intercompany note receivable	—	246,985	33,046	(280,031)	—
Investments	—	—	39,788	—	39,788
Deferred financing fees, net	—	17,216	132	—	17,348
Other assets	3,623	977	16,488	—	21,088

Total assets	$867,696	$2,731,435	$1,153,325	$(2,185,365)	$2,567,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreement	$—	$—	$8,446	$—	$8,446
Credit facilities	—	737,998	—	—	737,998
Term debt	—	923,503	(295)	—	923,208
Accounts payable and other liabilities	564	6,740	34,116	(11,113)	30,307
Intercompany note payable	—	33,046	246,985	(280,031)	—

Total liabilities	564	1,701,287	289,252	(291,144)	1,699,959

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,188	—	—	—	1,188
Additional paid-in capital	777,766	799,263	701,500	(1,500,763)	777,766
Retained earnings	108,182	230,875	161,522	(392,397)	108,182
Deferred compensation	(21,065)	—	—	—	(21,065)
Accumulated other comprehensive income, net	1,061	10	1,051	(1,061)	1,061

Total shareholders’ equity	867,132	1,030,148	864,073	(1,894,221)	867,132

Total liabilities and shareholders’ equity	$867,696	$2,731,435	$1,153,325	$(2,185,365)	$2,567,091

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Year Ended December 31, 2004

		CapitalSource Holdings Inc.

		Combined Non-	Combined
		Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
Net interest and fee income:
Interest	$—	$309,028	$16,354	$(11,555)	$313,827
Fee income	—	34,327	51,997	—	86,324

Total interest and fee income	—	343,355	68,351	(11,555)	400,151
Interest expense	9,202	71,297	10,109	(11,555)	79,053

Net interest and fee income	(9,202)	272,058	58,242	—	321,098
Provision for loan losses	—	—	25,710	—	25,710

Net interest and fee income after provision for loan losses	(9,202)	272,058	32,532	—	295,388
Operating expenses:
Compensation and benefits	—	1,393	71,052	—	72,445
Other administrative expenses	57	834	34,412	—	35,303

Total operating expenses	57	2,227	105,464	—	107,748
Other income (expense):
Diligence deposits forfeited	—	—	4,987	—	4,987
Gain on investments, net	—	—	2,371	—	2,371
(Loss) gain on derivatives	—	(2,832)	2,326	—	(506)
Other income	—	10,293	636	—	10,929
Earnings in subsidiaries	214,680	—	283,128	(497,808)	—
Intercompany	—	5,836	(5,836)	—	—

Total other income	214,680	13,297	287,612	(497,808)	17,781

Net income before income taxes	205,421	283,128	214,680	(497,808)	205,421
Income taxes	80,570	—	—	—	80,570

Net income	$124,851	$283,128	$214,680	$(497,808)	$124,851

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Year Ended December 31, 2003

		CapitalSource Holdings Inc.

		Combined Non-	Combined
		Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
Net interest and fee income:
Interest	$—	$179,252	$5,145	$(9,228)	$175,169
Fee income	—	14,006	36,590	—	50,596

Total interest and fee income	—	193,258	41,735	(9,228)	225,765
Interest expense	—	42,732	6,452	(9,228)	39,956

Net interest and fee income	—	150,526	35,283	—	185,809
Provision for loan losses	—	—	11,337	—	11,337

Net interest and fee income after provision for loan losses	—	150,526	23,946	—	174,472
Operating expenses:
Compensation and benefits	—	683	43,777	—	44,460
Other administrative expenses	2	647	22,698	—	23,347

Total operating expenses	2	1,330	66,475	—	67,807
Other income (expense):
Diligence deposits forfeited	—	—	3,071	—	3,071
Gain on investments, net	—	—	18,067	—	18,067
Loss on derivatives	—	(9)	(751)	—	(760)
Other income	—	4,682	755	—	5,437
Earnings in subsidiaries	132,482	—	153,284	(285,766)	—
Intercompany	—	(585)	585	—	—

Total other income	132,482	4,088	175,011	(285,766)	25,815

Net income before income taxes	132,480	153,284	132,482	(285,766)	132,480
Income taxes	24,712	—	—	—	24,712

Net income	$107,768	$153,284	$132,482	$(285,766)	$107,768

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Year Ended December 31, 2002

	CapitalSource Holdings Inc.

	Combined	Combined
	Non-Guarantor	Guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
Net interest and fee income:
Interest	$71,214	$4,504	$(2,127)	$73,591
Fee income	4,826	12,686	—	17,512

Total interest and fee income	76,040	17,190	(2,127)	91,103
Interest expense	16,101	—	(2,127)	13,974

Net interest and fee income	59,939	17,190	—	77,129
Provision for loan losses	—	6,688	—	6,688

Net interest and fee income after provision for loan losses	59,939	10,502	—	70,441
Operating expenses:
Compensation and benefits	468	22,256	—	22,724
Other administrative expenses	204	10,667	—	10,871

Total operating expenses	672	32,923	—	33,595
Other income (expense):
Diligence deposits forfeited	25	1,819	—	1,844
Gain on investments, net	—	3,573	—	3,573
Loss on derivatives	(1,316)	(80)	—	(1,396)
Other income (expense)	762	(47)	—	715
Earnings in subsidiaries	—	58,738	(58,738)	—

Total other (expense) income	(529)	64,003	(58,738)	4,736

Net income before income taxes	58,738	41,582	(58,738)	41,582
Income taxes	—	—	—	—

Net income	$58,738	$41,582	$(58,738)	$41,582

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Year Ended December 31, 2004

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
Operating activities:
Net income	$124,851	$283,128	$214,680	$(497,808)	$124,851
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	331	—	—	—	331
Restricted stock activity	116	—	—	—	116
Amortization of deferred loan fees	—	—	(46,607)	—	(46,607)
Provision for loan losses	—	—	25,710	—	25,710
Amortization of deferred financing fees	1,468	12,740	149	—	14,357
Depreciation and amortization	—	—	2,199	—	2,199
Benefit for deferred income taxes	(9,696)	—	—	—	(9,696)
Amortization of deferred stock compensation	4,578	—	—	—	4,578
Gain on investments, net	—	—	(2,371)	—	(2,371)
Loss (gain) on derivatives	—	2,835	(2,329)	—	506
Decrease in note receivable	—	246,985	447	(247,432)	—
Increase in other assets	(614)	(335)	(10,662)	—	(11,611)
Increase in accounts payable and other liabilities	13,779	4,870	26,385	3,838	48,872
Net transfers with subsidiaries	(621,885)	(581,897)	705,974	497,808	—

Cash (used in) provided by operating activities	(487,072)	(31,674)	913,575	(243,594)	151,235
Investing activities:
Increase in restricted cash	—	(8,474)	(147,907)	—	(156,381)
Increase in loans, net	—	(1,274,055)	(429,098)	(3,838)	(1,706,991)
Acquisition of CIG, net of cash acquired	—	—	(93,446)	—	(93,446)
Acquisition of investments, net	—	—	(3,941)	—	(3,941)
Acquisition of property and equipment	—	—	(3,363)	—	(3,363)

Cash used in investing activities	—	(1,282,529)	(677,755)	(3,838)	(1,964,122)
Financing activities:
Payment of deferred financing fees	(14,723)	(22,981)	(851)	—	(38,555)
Decrease in intercompany note payable	—	(447)	(246,985)	247,432	—
Repayments of repurchase agreements, net	—	—	(8,446)	—	(8,446)
Borrowings on credit facilities, net	—	228,963	—	—	228,963
Borrowings of term debt	—	2,016,028	23,990	—	2,040,018
Repayments of term debt	—	(774,676)	—	—	(774,676)
Borrowings of convertible debt	555,000	—	—	—	555,000
Proceeds from issuance of common stock, net	824	—	—	—	824
Proceeds from exercise of options	1,487	—	—	—	1,487
Call option transactions, net	(25,577)	—	—	—	(25,577)
Purchase of treasury stock	(29,939)	—	—	—	(29,939)

Cash provided by (used in) financing activities	487,072	1,446,887	(232,292)	247,432	1,949,099

Increase in cash and cash equivalents	—	132,684	3,528	—	136,212
Cash and cash equivalents as of beginning of year	—	37,848	32,017	—	69,865

Cash and cash equivalents as of end of year	$—	$170,532	$35,545	$—	$206,077

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Year Ended December 31, 2003

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
Operating activities:
Net income	$107,768	$153,284	$132,482	$(285,766)	$107,768
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	1,018	—	—	—	1,018
Amortization of deferred loan fees	—	—	(33,741)	—	(33,741)
Provision for loan losses	—	—	11,337	—	11,337
Amortization of deferred financing fees	—	10,194	(204)	—	9,990
Depreciation and amortization	—	—	1,411	—	1,411
Benefit for deferred income taxes	(3,617)	—	—	—	(3,617)
Amortization of deferred stock compensation	487	—	—	—	487
Gain on investments, net	—	—	(18,067)	—	(18,067)
Loss on derivatives	—	9	751	—	760
(Increase) decrease in note receivable	—	(246,985)	9,362	237,623	—
Increase in other assets	(5)	(964)	(2,633)	—	(3,602)
Increase in accounts payable and other liabilities	1,816	500	19,764	(8,986)	13,094
Net transfers with subsidiaries	(350,794)	465,558	(400,530)	285,766	—

Cash (used in) provided by operating activities	(243,327)	381,596	(280,068)	228,637	86,838
Investing activities:					—
Increase in restricted cash	—	(9,916)	(41,124)	—	(51,040)
(Increase) decrease in loans, net	—	(1,341,562)	51,807	8,986	(1,280,769)
Disposal of investments, net	—	10	3,083	—	3,093
Acquisition of property and equipment	—	(4)	(4,910)	—	(4,914)

Cash (used in) provided by investing activities	—	(1,351,472)	8,856	8,986	(1,333,630)
Financing activities:
Payment of deferred financing fees	—	(15,708)	(272)	—	(15,980)
(Decrease) increase in intercompany note payable	—	(9,362)	246,985	(237,623)	—
Borrowings under repurchase agreement, net	—	—	8,446	—	8,446
Borrowings on credit facilities, net	—	497,497	—	—	497,497
Borrowings of term debt	—	803,816	—	—	803,816
Repayments of term debt	—	(308,710)	—	—	(308,710)
Members’ contributions, net	—	—	71,153	—	71,153
Distributions to members	—	—	(32,698)	—	(32,698)
Proceeds from issuance of common stock, net	242,702	—	—	—	242,702
Proceeds from exercise of options	625	—	—	—	625

Cash provided by financing activities	243,327	967,533	293,614	(237,623)	1,266,851

(Decrease) increase in cash and cash equivalents	—	(2,343)	22,402	—	20,059
Cash and cash equivalents as of beginning of year	—	40,191	9,615	—	49,806

Cash and cash equivalents as of end of year	$—	$37,848	$32,017	$—	$69,865

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Year Ended December 31, 2002

	CapitalSource Holdings Inc.

	Combined
	Non-	Combined
	Guarantor	Guarantor		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
Operating activities:
Net income	$58,738	$41,582	$(58,738)	$41,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock option expense	—	232	—	232
Amortization of deferred loan fees	(12)	(11,506)	—	(11,518)
Provision for loan losses	—	6,688	—	6,688
Amortization of deferred financing fees	2,259	—	—	2,259
Depreciation and amortization	—	963	—	963
Gain on investments, net	—	(3,573)	—	(3,573)
Loss on derivatives	1,316	80	—	1,396
Increase in note receivable	—	(42,408)	42,408	—
Decrease (increase) in other assets	5	(1,875)	—	(1,870)
Increase in accounts payable and other liabilities	5,912	6,940	(2,127)	10,725
Net transfers with subsidiaries	163,068	(221,806)	58,738	—

Cash provided by (used in) operating activities	231,286	(224,683)	40,281	46,884
Investing activities:
Increase in restricted cash	(5,248)	(17,180)	—	(22,428)
(Increase) decrease in loans, net	(690,603)	41,393	2,127	(647,083)
Acquisition of investments, net	—	(8,287)	—	(8,287)
Acquisition of property and equipment	—	(3,906)	—	(3,906)

Cash (used in) provided by investing activities	(695,851)	12,020	2,127	(681,704)
Financing activities:
Payment of deferred financing fees	(11,002)	(31)	—	(11,033)
Increase in intercompany note payable	42,408	—	(42,408)	—
Borrowings on credit facilities, net	33,434	—	—	33,434
Borrowings of term debt	495,378	—	—	495,378
Repayments of term debt	(69,763)	—	—	(69,763)
Members’ contributions, net	—	230,149	—	230,149
Distributions to members	—	(15,200)	—	(15,200)
Proceeds from exercise of options	—	511	—	511

Cash provided by financing activities	490,455	215,429	(42,408)	663,476

Increase in cash and cash equivalents	25,890	2,766	—	28,656
Cash and cash equivalents as of beginning of year	14,301	6,849	—	21,150

Cash and cash equivalents as of end of year	$40,191	$9,615	$—	$49,806

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Acquisitions
      In April 2004, we purchased a portfolio of loans and certain other assets of SLP Capital (“SLP”), a specialty finance company serving the security alarm industry, for approximately $75.2 million. The assets acquired included 32 performing asset-based loans with an aggregate principal balance of approximately $72.0 million and a servicing platform. In conjunction with the transaction, we also originated a $17.7 million senior loan to an affiliate of SLP which is secured by loans not acquired by us.
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
      On July 1, 2004, we acquired all of the outstanding equity of CIG International, LLC and CIG Holdings, Inc. (collectively, “CIG”), a Washington, D.C.-based specialty lender that provides mezzanine debt financing to the for-sale residential real estate development industry, for approximately $96.6 million. As part of our effort to increase our overall market share, we acquired CIG to expand our real estate lending activities into mezzanine financing for residential development projects. Prior to the acquisition, CIG was one of our clients. In connection with the acquisition, all outstanding loan balances with CIG were paid in full.
      The fair value of net assets acquired as of the acquisition date was as follows ($ in thousands):

Assets
Cash	$3,174
Restricted cash	883
Loans, net	89,333
Real estate owned	3,836
Goodwill	3,557
Other assets	1,153

Total assets	101,936
Liabilities
Accounts payable and other liabilities	5,316

Net assets acquired	$96,620

      The results of CIG’s operations have been included in our consolidated financial statements since July 1, 2004.
      We accounted for the acquisition as a business combination and applied the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed in the transaction based on estimates of fair value at the date of acquisition. Identifiable intangible assets for this acquisition were not significant. Real estate owned and goodwill are included in other assets in the consolidated balance sheets. Of the $3.6 million in goodwill recorded, approximately $2.0 million is expected to be tax deductible.
      The allocation of the purchase price is subject to change and reallocation based on the settlement of $1.9 million of contingencies for certain matters present at the acquisition date if any such settlement occurs.
      Pro forma disclosure of the acquisition has not been presented as CIG does meet the definition of a significant subsidiary under Regulation S-X.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Investments
      Investments as of December 31, 2004 and 2003 were as follows:

	December 31,

	2004	2003

	($ in thousands)
Investments carried at cost	$37,542	$20,850
Investments carried at fair value:
Investments available-for-sale	2,606	10,477
Warrants	3,110	6,781
Investments accounted for under the equity method	786	1,680

Total	$44,044	$39,788

      Unrealized gains (losses) on investments carried at fair value for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended December 31, 2004

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	($ in thousands)
Investments available-for-sale	$2,624	$—	$(18)	$2,606
Warrants(1)	4,548	899	(2,337)	3,110

Total	$7,172	$899	$(2,355)	$5,716

	Year Ended December 31, 2003

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	($ in thousands)
Investments available-for-sale	$8,781	$1,696	$—	$10,477
Warrants(1)	4,408	3,264	(891)	6,781

Total	$13,189	$4,960	$(891)	$17,258

(1)	Unrealized gains and losses on our warrants are included in gain on investments, net on the accompanying consolidated statements of income.
      For the year ended December 31, 2004, we sold investments for $12.8 million, recognizing gross pretax gains of $6.6 million. Sales of investments available-for-sale were not significant for the years ended December 31, 2003 and 2002.
      In October 2003, we sold an equity investment in MedCap Properties LLC for cash consideration of $16.1 million, generating a pretax gain of $12.6 million. Pursuant to the terms of the sale, approximately $2.1 million of additional proceeds is currently being held on our behalf in an indemnity escrow until March 31, 2005 to cover certain defined potential future liabilities. The receipt of any or all of these proceeds is contingent upon future events which are beyond our control. Additionally, a special-purpose limited liability company, Medcap Holding IX LLC, was created in this transaction, and we retain an equity interest in that entity which had a carrying value of $0.1 million and $1.0 million as of December 31, 2004 and 2003, respectively.
      Certain investments are subject to clawback or put/call right provisions. The investment and carrying value information is net of any restrictions related to the warrant or underlying shares/units.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, we are committed to contribute $16.0 million of additional interests in ten private equity funds.

Note 8.	Property and Equipment
      Property and equipment as of December 31, 2004 and 2003 were as follows:

	December 31,

	2004	2003

	($ in thousands)
Equipment	$3,766	$3,290
Computer software	2,056	1,753
Furniture	3,109	2,564
Leasehold improvements	5,318	3,554
Accumulated depreciation and amortization	(4,495)	(2,571)

Total	$9,754	$8,590

      Property and equipment is included in other assets on the accompanying consolidated balance sheets.

Note 9.	Borrowings

Repurchase Agreement
      In August 2003, we entered into a $300 million master repurchase agreement with an affiliate of Credit Suisse First Boston LLC (“CSFB”) to finance healthcare mortgage loans. This repurchase agreement will allow us to sell mortgage loans that we originate to CSFB for a purchase price equal to 70% of the outstanding principal balance of those mortgage loans, and we will have the obligation to repurchase the loans no later than 18 months after the sale. Our obligation to repurchase loans may be accelerated if an event of default under one or more of our purchased mortgage loans occurs and under certain other conditions, such as a breach of our representations or warranties under the repurchase agreement. During the time a mortgage loan is owned by CSFB, we will pay CSFB an annual rate of 30-day LIBOR plus 1.25% the amount advanced to us on the mortgage loan. The repurchase agreement is scheduled to terminate on July 31, 2008, and at that time we will be required to repurchase any mortgage loans not previously repurchased. In addition, at any time prior to expiration of the repurchase agreement, CSFB may give notice of its intention to terminate the repurchase agreement and require us to repurchase all outstanding mortgage loans on the date which is 364 days from such notice of termination. As of December 31, 2004, no amount was outstanding under this repurchase agreement.

Credit Facilities
      In October 2000, we entered into a loan certificate and servicing agreement with Wachovia Securities LLC, formerly known as First Union Securities, Inc., as administrative agent, and Variable Funding Capital Corporation. In connection with the credit facility, we formed a wholly owned subsidiary, CapitalSource Funding LLC, a single-purpose bankruptcy remote entity, to purchase qualifying loans from us, which are subsequently pledged under the credit facility. The amount outstanding under the credit facility could not exceed 70% of the principal amount of the pledged loans. In May 2004, we amended the facility to modify specific terms, appoint Harris Nesbitt Corp. as the new administrative agent and change the lenders participating in the credit facility. Availability under the credit facility depends on our borrowing base, which is calculated based on the outstanding principal amount of eligible loans in the credit facility combined with specified portfolio concentration criteria. In connection with the amendment, the maximum advance rate under this credit facility was increased to 75% of our borrowing base. As of December 31, 2004, loans with principal balances outstanding of $499.6 million were pledged as collateral for the credit facility. As of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004, the maximum amount of the facility is $700.0 million and it is scheduled to mature on May 24, 2007 and may be renewed annually after that date at the option of our lenders. Interest on borrowings under the credit facility accrues at the commercial paper rate, as defined by each lender, plus 0.975%, which was 3.28% as of December 31, 2004. As of December 31, 2004, the outstanding balance under this credit facility was $345.9 million.
      In February 2003, we entered into a credit facility with Wachovia Capital Markets LLC (“Wachovia”), concurrently with the purchase of a portfolio of assets from another financial institution. Funding under this facility is obtained through a single-purpose, bankruptcy-remote subsidiary, CapitalSource Acquisition Funding, LLC. This facility does not permit us to pledge additional collateral without the lender’s consent, but we may continue to draw, repay and redraw funds thereunder. Specific commercial loans are pledged as collateral for this facility. Availability under the credit facility depends on our borrowing base, which is calculated based on the outstanding principal amount of eligible loans in the credit facility combined with specified portfolio concentration criteria. As of December 31, 2004, the maximum facility amount of the facility is $100.0 million and it is scheduled to mature on April 7, 2006. In 2004, the facility was amended to expand the scope of the eligibility criteria to enable us to include the assets acquired in the SLP transaction in the credit facility. As of December 31, 2004, loans with principal balances outstanding of $78.8 million were pledged as collateral for the credit facility. Interest on borrowings under the credit facility accrues at the commercial paper rate, plus 0.90%, which was 3.22% as of December 31, 2004. As of December 31, 2004, the outstanding balance under this credit facility was $35.5 million.
      In September 2003, we entered into a credit facility with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) to finance our loans. Funding under this facility is obtained through a single-purpose, bankruptcy-remote subsidiary, CS Funding II Depositor LLC. The credit facility permits us to obtain financing of up to 80% of the outstanding principal balance of commercial loans we originate and transfer to this facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. As of December 31, 2004, loans with principal balances outstanding of $475.9 million were pledged as collateral for the credit facility. During the time a commercial loan is subject to the credit facility, we will pay Citigroup a percentage equal to 30-day LIBOR plus 0.90% applied to the amount advanced to us on the commercial loan, which was 3.18% at December 31, 2004. As of December 31, 2004, the maximum facility amount of the facility is $640.0 million and it is scheduled to mature on October 6, 2005. As of December 31, 2004, the outstanding balance under this credit facility was $297.6 million.
      In April 2004, we entered into a new credit facility with Wachovia to finance our loans. Funding under this credit facility is obtained through a single-purpose, bankruptcy-remote subsidiary, CapitalSource Funding III LLC. The credit facility permits us to obtain financing of up to 85% of the outstanding principal balance of commercial loans we originate and transfer to this credit facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. As of December 31, 2004, loans with principal balances outstanding of $210.1 million and Series 2002-1 Class C and D notes (see Term Debt below) totaling $20.6 million and $27.5 million, respectively, Series 2002-2 Class D and E notes totaling $24.4 million and $32.5 million, respectively, and Series 2003-1 Class D and E notes totaling $33.8 million and $45.0 million, respectively, were pledged as collateral for the credit facility. Interest on borrowings under the credit facility is charged at the commercial paper rate, plus 0.90%, which was 3.22% as of December 31, 2004. As of December 31, 2004, the maximum facility amount of the facility is $400.0 million and it is scheduled to mature on April 17, 2007. As of December 31, 2004, the outstanding balance under this credit facility was $288.0 million.

Term Debt
      Through December 31, 2004, we have completed six term debt transactions. In conjunction with each transaction, we established a separate single purpose subsidiary, (collectively referred to as the “Trusts”), and contributed $3.5 billion in loans, or portions thereof, to the Trusts. Subject to the satisfaction of certain

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conditions, we remain servicer of the loans. Simultaneously with the initial contributions, the Trusts issued $3.1 billion of notes to institutional investors. We retained $468.9 million in junior notes and 100% of the Trusts’ trust certificates. The notes are collateralized by all or portions of specific commercial loans, totaling $2.4 billion as of December 31, 2004. We have treated the contribution of the loans to the Trusts and the related sale of notes by the Trusts as a financing arrangement under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As required by the terms of the Trusts, we have entered into interest rate swaps and/or caps to mitigate certain interest rate risks (see Note 17).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our six term debt transactions in the form of asset securitizations completed through December 31, 2004 were as follows:

		Outstanding Balance as of
	Notes	December 31,
	Originally				Original Expected
	Issued	2004	2003	Interest Rate(1)	Maturity Date

	($ in thousands)
2002-1
Class A	$172,050	$—	$37,922	LIBOR + 0.50%	N/A
Class B	55,056	7,502	55,056	LIBOR + 1.50%	March 20, 2005(2)
Class C	20,646	—	—	N/A	N/A(3)
Class D	27,528	—	—	N/A	N/A(3)

	275,280	7,502	92,978
2002-2
Class A	187,156	—	47,257	LIBOR + 0.55%	N/A
Class B	48,823	9,510	48,823	LIBOR + 1.25%	August 20, 2005
Class C	32,549	32,549	32,549	LIBOR + 2.10%	January 20, 2006
Class D	24,412	—	—	N/A	N/A(3)
Class E	32,549	—	—	N/A	N/A(3)

	325,489	42,059	128,629
2003-1
Class A	258,791	24,739	174,652	LIBOR + 0.48%	November 20, 2005
Class B	67,511	67,511	67,511	LIBOR + 1.15%	July 20, 2006
Class C	45,007	45,007	45,007	LIBOR + 2.20%	March 20, 2007
Class D	33,755	—	—	N/A	N/A(3)
Class E	45,007	—	—	N/A	N/A(3)

	450,071	137,257	287,170
2003-2
Class A	290,005	192,551	277,885	LIBOR + 0.40%	July 20, 2008
Class B	75,001	49,797	71,866	LIBOR + 0.95%	July 20, 2008
Class C	45,001	29,879	43,120	LIBOR + 1.60%	July 20, 2008
Class D	22,500	14,939	21,560	LIBOR + 2.50%	July 20, 2008
Class E	67,502	—	—	N/A	N/A(3)

	500,009	287,166	414,431
2004-1
Class A-1	218,000	65,503	—	LIBOR + 0.13%	March 20, 2006
Class A-2	370,437	370,437	—	LIBOR + 0.33%	September 22, 2008
Class B	67,813	50,239	—	LIBOR + 0.65%	September 22, 2008
Class C	70,000	51,859	—	LIBOR + 1.00%	September 22, 2008
Class D	39,375	29,171	—	LIBOR + 1.75%	September 22, 2008
Class E	109,375	—	—	N/A	N/A(3)

	875,000	567,209	—
2004-2
Class A-1	453,000	402,354	—	LIBOR + 0.13%	June 20, 2007
Class A-2	232,000	232,000	—	LIBOR + 0.25%	July 20, 2008
Class A-3	113,105	113,105	—	LIBOR + 0.31%	April 20, 2009
Class B	55,424	51,907	—	LIBOR + 0.43%	June 20, 2009
Class C	94,221	88,242	—	LIBOR + 0.85%	August 20, 2009
Class D	52,653	49,312	—	LIBOR + 1.55%	August 20, 2009
Class E	108,077	—	—	N/A	N/A(3)

	1,108,480	936,920	—

Total	$3,534,329	$1,978,113	$923,208

(1)	As of December 31, 2004 and 2003, the 30-day LIBOR rate was 2.40% and 1.12%, respectively.

(2)	The Class B Note was repaid in January 2005.

(3)	Securities retained by CapitalSource.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The expected aforementioned maturity dates are based on the contractual maturities of the underlying loans held by the securitization trusts and an assumed constant prepayment rate of 10%. If the underlying loans experience delinquencies or have their maturity dates extended, the interest payments collected on them to repay the notes may be delayed. The notes under the Trusts include accelerated amortization provisions that require cash flows to be applied first to fully pay the noteholders if the notes remain outstanding beyond the stated maturity dates. If the accelerated amortization provisions are imposed, we would receive no cash flows from the term debt on our retained notes until the notes senior to ours are retired.
      In December 2004, we entered into a $150.0 million term loan agreement with Harris Nesbitt Financing Inc. (“Harris Nesbitt”) to finance one of our loans. The term debt is collateralized by accounts receivable and other assets of one of our borrowers. Interest on the term debt accrues at 30-day LIBOR plus 1.50%, which was 3.90% as of December 31, 2004. The term debt is scheduled to mature on December 13, 2005. As of December 31, 2004, the outstanding balance under this agreement was $87.2 million and is included in term debt in the accompanying consolidated balance sheet.
      In December 2004, we entered into a $100.0 million pledge agreement with Wachovia. Funding under this agreement is obtained through a single-purpose, bankruptcy-remote subsidiary, CapitalSource Funding IV LLC. The term debt is collateralized by a pledge of cash of one of our borrowers. Interest on the term debt accrues at 30-day LIBOR plus 0.20%, which was 2.60% as of December 31, 2004. The agreement is scheduled to mature on December 15, 2005. As of December 31, 2004, the outstanding balance under this agreement was $100.1 million and is included in term debt in the accompanying consolidated balance sheet.

Convertible Debt
      In March 2004, we completed an offering of $225.0 million in aggregate principal amount of senior convertible debentures due 2034 (the “March Debentures”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. Until March 2009, the March Debentures will bear interest at a rate of 1.25%, after which time the debentures will not bear interest. The March Debentures are initially convertible, subject to certain conditions, into 7.4 million shares of our common stock at a conversion rate of 32.8952 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $30.40 per share. The March Debentures will be redeemable for cash at our option at any time on or after March 15, 2009 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the March Debentures will have the right to require us to repurchase some or all of their debentures for cash on March 15, 2009, March 15, 2014, March 15, 2019, March 15, 2024 and March 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the March Debentures will also have the right to require us to repurchase some or all of their March Debentures upon certain events constituting a fundamental change. The March Debentures are unsecured and unsubordinated obligations, and are guaranteed by two of our wholly owned subsidiaries (see Note 5).
      Holders of the March Debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the March Debentures falls below a specified threshold, (3) the March Debentures have been called for redemption, or (4) specified corporate transactions occur.
      Concurrently with our sale of the March Debentures, we entered into two separate call option transactions with an affiliate of one of the initial purchasers, in each case covering the same number of shares as into which the March Debentures are initially convertible. In one transaction, we purchased a call option at a strike price equal to the initial conversion price of the March Debentures. This option expires on March 15, 2009 and requires physical settlement. We intend to exercise this call option from time to time as necessary to acquire shares that we may be required to deliver upon receipt of a notice of conversion of the March Debentures. In the second transaction, we sold warrants to one of the initial purchasers for the purchase of up to 7.4 million of our common shares at a strike price of approximately $40.30 per share. The warrants expire at various dates from March 2009 through June 2009 and must be settled in net shares. The net effect of entering

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
into the call option and warrant transactions was to minimize potential dilution as a result of the conversion of the March Debentures by increasing the effective conversion price of the March Debentures to a 75% premium over the March 15, 2004 closing price of our common stock. The call option and warrant transactions were net settled at a net cost to us of approximately $25.6 million, which we paid from the proceeds of our sale of the March Debentures and is included as a net reduction in shareholders’ equity in the accompanying consolidated balance sheet as of December 31, 2004, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Subsequent changes in the fair value of the convertible notes hedge and warrant transactions will not be recognized as long as the instruments remain classified in equity. In addition, the warrants sold will be included in diluted earnings per share using the treasury stock method.
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
      In July 2004, we completed an offering of $330.0 million principal amount of 3.5% senior convertible debentures due 2034 (the “July Debentures”, together with the March Debentures, the “Debentures” or “Contingent Convertibles”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The July Debentures will pay contingent interest, subject to certain limitations as described in the offering memorandum, beginning on July 15, 2011. The July Debentures are initially convertible, subject to certain conditions, into shares of our common stock at a conversion rate of 31.4614 shares of common stock per $1,000 principal amount of debentures, representing an initial effective conversion price of approximately $31.78 per share. The July Debentures will be redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the July Debentures will have the right to require us to repurchase some or all of their July Debentures for cash on July 15, 2011, July 15, 2014, July 15, 2019, July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the July Debentures will also have the right to require us to repurchase some or all of their July Debentures upon certain events constituting a fundamental change. The July Debentures are unsecured and unsubordinated obligations, and are guaranteed by two of our wholly owned subsidiaries (see Note 5).
      Holders of the July Debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the July Debentures falls below a specified threshold, (3) the July Debentures have been called for redemption, or (4) specified corporate transactions occur.
      We received net proceeds from the offering of approximately $321.4 million, after deducting the initial purchasers’ discounts and commissions and estimated expenses in the aggregate of approximately $8.6 million. We used the net proceeds from this offering to repay outstanding indebtedness under our credit facilities and for other general corporate purposes.
      Should we be required to repurchase the Debentures at any of the redemption dates, or if the Debentures are converted, our intent is to satisfy all principal and accrued interest requirements with respect thereto in cash.
      EITF 04-8 requires that the common stock underlying contingent convertible debt instruments such as our Contingent Convertibles should be included in diluted net income per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met. EITF 04-8 concluded that this new treatment should be applied retroactively, with the result that issuers of securities like our Contingent Convertibles would be required to restate previously issued diluted earnings per share.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the terms of the indentures governing our Contingent Convertibles, we have the ability to make irrevocable elections to pay the principal balance of the Contingent Convertibles in cash upon any conversion prior to or at maturity. By making these elections, under current interpretations of SFAS No. 128 and consistent with the provisions of EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, the common stock underlying the principal amount of the Contingent Convertibles would not be required to be included in our calculation of diluted net income per share and would have no past or future impact on our diluted net income per share. The only impact on diluted net income per share from our Contingent Convertibles would be from the application of the treasury stock method to any conversion spread on those instruments. Prior to the effective date of SFAS No. 128 (R), we intend to make such irrevocable elections for each series of our Contingent Convertibles.
      In September 2004, we filed shelf registration statements with respect to the resale of the Debentures and the common stock issuable upon the conversion of the Debentures with the Securities and Exchange Commission. On October 20, 2004, these registration statements were declared effective by the Securities and Exchange Commission.

Debt Maturities
      The contractual obligations under our credit facilities, term debt and convertible debt as of December 31, 2004 were as follows:

	Credit
	Facilities	Term Debt	Convertible Debt	Total

	($ in thousands)
2005	$297,593	$473,160	$—	$770,753
2006	35,479	563,687	—	599,166
2007	633,889	536,268	—	1,170,157
2008	—	598,951	—	598,951
2009	—	4,297	225,820	230,117
Thereafter	—	12,993	335,551	348,544

Total	$966,961	$2,189,356	$561,371	$3,717,688

      The contractual obligations for term debt are computed based on the contractual maturities of the underlying loans pledged as collateral and assume a constant prepayment rate of 10%. The underlying loans are subject to prepayment, which would shorten the life of the term debt transactions. The underlying loans may be amended to extend their term, which will lengthen the life of the term debt transactions. At our option, we may substitute for prepaid loans up to specified limitations, which may also impact the life of the term debt transactions. Also, the contractual obligations for the 2004-2 term debt transaction are computed based on the initial call date.
      The contractual obligations for convertible debt are computed based on the initial put/ call date. The legal maturity of the Contingent Convertibles debt is 2034.

Interest Expense
      The weighted average interest rates on all of our borrowings, including amortization of deferred finance costs, for the years ended December 31, 2004, 2003 and 2002 were 3.1%, 3.3% and 3.7%, respectively.

Covenants
      CapitalSource Finance, one of our wholly owned subsidiaries, services loans collateralizing the credit facilities and term debt and must meet various financial and non-financial covenants. The notes under the Trusts include accelerated amortization provisions that require cash flows to be applied to pay the noteholders

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
if the notes remain outstanding beyond the stated maturity dates. Failure to meet the covenants could result in the servicing to be transferred to a subservicer. As of December 31, 2004, we were in compliance with all of our covenants.

Note 10.	Shareholders’ Equity

Common Stock Shares Outstanding
      Common stock share activity for the years ended December 31, 2004, 2003 and 2002 was as follows:

Outstanding as of December 31, 2002 and 2001(1)	99,289,800
Issuance of common stock	18,188,773
Exercise of options	194,950
Restricted stock and other stock grants, net	1,107,250

Outstanding as of December 31, 2003	118,780,773
Exercise of options	272,387
Issuance of shares under the Employee Stock Purchase Plan	62,589
Restricted stock and other stock grants, net	111,746
Repurchase of treasury stock	(1,300,000)

Outstanding as of December 31, 2004	117,927,495

(1)	Adjusted to reflect the recapitalization that took place on August 30, 2002 as if it occurred on January 1, 2002.

Employee Stock Purchase Plan
      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to invest 1% to 10% of their eligible compensation to purchase our common stock through payroll deductions during established purchase periods, subject to maximum purchase limitations. The purchase price for common stock purchased under the ESPP is 85% of the lesser of the fair market value of our common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. A total of 2.0 million shares of common stock are reserved for issuance under the ESPP. Such shares of common stock may be authorized but unissued shares of common stock, treasury shares or shares of common stock purchased on the open market by us. The ESPP will expire upon the earliest of such time as the Board of Directors, in its discretion, chooses to terminate the ESPP, when all of the shares of common stock have been issued under the plan or upon the expiration of ten years from the effective date of the ESPP. We issued 62,589 and 58,693 shares, respectively, under the ESPP during the years ended December 31, 2004 and 2003 for aggregate proceeds of $1.2 million and $0.9 million, respectively. As of December 31, 2004, there are currently 1,878,718 shares remaining available for issuance under the ESPP.

Equity Incentive Plan
      In November 2000, we adopted the CapitalSource Holdings LLC 2000 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan was amended and restated in connection with the recapitalization on August 30, 2002. Additionally, we have an option to acquire 0.1 million shares from the Chief Executive Officer and the President if certain options are exercised by two employees. Prior to our initial public offering, options issued under the Equity Incentive Plan were generally immediately exercisable, but the exercised units are subject to forfeiture provisions over a four-year period following the grant date, and expire ten years from the grant date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan (successor to the Equity Incentive Plan, the “Plan”). A total of 14.0 million shares of common stock are reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) ten years after the effective date of the Plan. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock.
      Option activity for the years ended December 31, 2004, 2003 and 2002 was as follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of December 31, 2001	1,546,750	$1.40
Granted	944,500	6.22
Exercised	(1,168,300)	1.55
Forfeited	(6,750)	1.51

Outstanding as of December 31, 2002	1,316,200	4.76
Granted	1,037,600	15.18
Exercised	(194,950)	3.35
Forfeited	(84,200)	5.33

Outstanding as of December 31, 2003	2,074,650	10.06
Granted	507,502	21.94
Exercised	(272,387)	5.02
Forfeited	(134,800)	16.83

Outstanding as of December 31, 2004	2,174,965	$13.05

	Options Outstanding

		Weighted		Options Exercisable
		Average
	Number	Remaining	Weighted	Number	Weighted
	Outstanding as	Contractual	Average	Exercisable as	Average
	of December 31,	Life	Exercise	of December 31,	Exercise
Range of Exercise Price	2004	(in years)	Price	2004	Price

$0.01	17,500	5.44	$0.01	17,500	$0.01
$0.24 - $0.34	46,575	6.60	0.31	46,575	0.31
$1.50 - $3.56	333,025	6.91	2.17	333,025	2.17
$8.52 - $21.03	1,123,113	8.33	11.79	442,113	10.62
$21.05 - $22.70	537,685	9.18	21.68	80,061	21.64
$22.80 - $25.37	117,067	9.54	23.43	1,067	25.32

$0.01 - $25.37	2,174,965	8.33	$13.05	920,341	$7.81

For the years ended December 31, 2004, 2003 and 2002, the weighted average estimated fair value at the date of grant for options granted was $11.54, $5.85 and $1.60, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock
      Pursuant to the Plan, we have granted shares of restricted common stock to certain employees and non-employee directors of the Board of Directors, which vest over time, generally between one and five years. Of the 14.0 million shares initially authorized for awards under the Plan, up to 5.0 million shares were initially authorized to be granted in the form of restricted stock. For the years ended December 31, 2004 and 2003, we issued 223,255 and 1,107,250 shares of restricted stock, respectively, at a weighted-average fair value of $20.93 and $19.70, respectively. For the year ended December 31, 2004, 100,459 shares of restricted stock were forfeited and 9,470 shares of restricted stock were surrendered as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Equity Incentive Plan. No restricted stock was forfeited during the year ended December 31, 2003. As of December 31, 2004, there are currently 3,779,424 shares of the initially authorized 5.0 million shares available for issuance as restricted stock under the Plan.

Treasury Stock
      In connection with the issuance of convertible debt as discussed in Note 9, we purchased 1,300,000 shares of our common stock for an aggregate purchase price of approximately $29.9 million.

Recapitalization
      During the period from January 1, 2002 through August 30, 2002, there were three classes of interests in CapitalSource Holdings: preferred interests, common interests and employee units. On August 30, 2002, CapitalSource Holdings completed a recapitalization, pursuant to which all preferred interests and employee units were converted into common interests (“Units”). The recapitalization transferred ownership interests from the preferred interest holders to the holders of common interest and employee units, eliminated certain preferred return provisions to the preferred interest holders, and reduced the capital commitments of the members from $542.4 million to $511.0 million.
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

Note 11.	Employee Benefit Plan
      Our employees participate in the CapitalSource Finance LLC 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. For the year ended December 31, 2004, we contributed $0.9 million in matching contributions to the 401(k) Plan. For the years ended December 31, 2003 and 2002, we made no matching contributions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Income Taxes
      The components of income tax expense for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,

	2004	2003	2002

	($ in thousands)
Current:
Federal	$75,526	$25,073	$—
State	14,740	3,256	—

Total current	90,266	28,329	—
Deferred:
Federal	(8,008)	(3,197)	—
State	(1,688)	(420)	—

Total deferred	(9,696)	(3,617)	—

Income tax expense	$80,570	$24,712	$—

      Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. Net deferred tax assets are included in other assets in the accompanying consolidated balance sheets. The components of deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

	December 31,

	2004	2003

	($ in thousands)
Deferred tax assets:
Allowance for loan losses	$11,746	$6,818
Other	4,781	1,324

Total deferred tax assets	16,527	8,142
Deferred tax liabilities:
Unrealized gain on investments	908	4,162
Property and equipment	1,089	1,008
Other, net	349	5

Total deferred tax liabilities	2,346	5,175

Net deferred tax assets	$14,181	$2,967

      There are no valuation allowances provided for in any of our deferred tax assets based on management’s belief that it is more likely than not that deferred tax assets will be realized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reconciliations of the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.0	1.6	—
Benefit from deferred taxes(1)	—	(3.0)	—
Other(2)	0.2	(14.9)	(35.0)

Effective income tax rate	39.2%	18.7%	0.0%

(1)	Immediately after reorganizing as a “C” corporation on August 6, 2003, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate.

(2)	We provided for income taxes on the income earned from August 7, 2003 through December 31, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members.

Note 13.	Comprehensive Income
      Comprehensive income for the years ended December 31, 2004, 2003 and 2002 was as follows:

	Year Ended December 31,

	2004	2003	2002

	($ in thousands)
Net income	$124,851	$107,768	$41,582
Unrealized (loss) gain on available-for-sale security, net of tax	(1,062)	1,134	(83)
Unrealized (loss) gain on cash flow hedges, net of tax	(311)	10	—

Comprehensive income	$123,478	$108,912	$41,499

      Accumulated other comprehensive (loss) income as of December 31, 2004 and 2003 was as follows:

	December 31,

	2004	2003

	($ in thousands)
Unrealized (loss) gain on available-for-sale security, net of tax	$(11)	$1,051
Unrealized (loss) gain on cash flow hedges, net of tax	(301)	10

Accumulated other comprehensive (loss) income	$(312)	$1,061

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net Income per Share
      The computations of basic and diluted net income per share for years ended December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,

	2004	2003	2002

	($ in thousands, except per share data)
Basic net income per share:
Net income	$124,851	$107,768	$41,582
Average shares — basic(1)	116,217,650	105,281,806	97,701,088
Basic net income per share	$1.07	$1.02	$0.43

Diluted net income per share:
Net income	$124,851	$107,768	$41,582
Average shares — basic(1)	116,217,650	105,281,806	97,701,088
Effect of dilutive securities:
Option shares and unvested restricted stock	1,383,026	1,888,779	2,027,243
Convertible debt	—	—	—
Call options	—	—	—

Average shares — diluted	117,600,676	107,170,585	99,728,331

Diluted net income per share	$1.06	$1.01	$0.42

(1)	Adjusted to reflect the recapitalization that took place on August 30, 2002 as if it occurred on January 1, 2002. For additional description of the recapitalization, see Note 10.

Note 15.	Commitments and Contingencies
      We have non-cancelable operating leases for office space and office equipment. The leases expire over the next eight years and contain provisions for certain annual rental escalations.
      Future minimum lease payments under non-cancelable operating leases as of December 31, 2004 were as follows ($ in thousands):

2005	$5,048
2006	4,590
2007	4,386
2008	4,227
2009	3,886
Thereafter	10,682

$32,819

      Rent expense was $4.8 million, $2.6 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      As of December 31, 2004, we had arranged for $231.6 million of standby letters of credit in conjunction with certain loans to our borrowers which expire at various dates over the next eight years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpreta-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tion No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $14.6 million, in the consolidated balance sheet as of December 31, 2004.
      From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 16.	Related Party Transactions
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
      We sold a loan participation totaling $9.8 million to an affiliate of a 10% or more shareholder. As of December 31, 2004 and 2003, the loan participation totaled $6.5 million and $6.4 million, respectively. The loan participation was sold at par, therefore, no gain or loss was recorded as a result of the sale.
      From time to time, we have entered into transactions to lend, commit to lend, or participate in loans to affiliates of our 10% or more shareholders. Management believes that these transactions, which were made with the consent of the disinterested members of our board of directors, were made on terms comparable to other non-affiliated clients. As of December 31, 2004 and 2003, CapitalSource had committed to lend $230.5 and $137.3 million, respectively, to these affiliates of which $162.4 million and $49.8 million, respectively, was outstanding. These loans bear interest ranging from 5.00% to 12.50% as of December 31, 2004. For the years ended December 31, 2004, 2003 and 2002, we recognized $12.0 million, $9.2 million and $9.1 million, respectively, in interest and fees from these affiliates.
      We purchased a $14.0 million participation interest in a loan to a company in which an affiliate of a shareholder holds a significant equity position.
      Wachovia Capital Markets, LLC has served as an initial purchaser on our term debt transactions and our offerings of convertible debentures, as deal agent on two of our existing credit facilities, and as a lender on one of our pledge agreements, each as described in Note 9, Borrowings. An affiliate of Wachovia Capital Partners, LLC is the counterparty on our hedging transactions required under our credit facilities and term debt. Wachovia Bank, NA serves as transfer agent for shares of our common stock. All entities may be deemed to be an affiliate of one of our directors.
      During 2002, we lent $1.5 million to various senior executives to exercise options to purchase shares. As of December 31, 2004, these amounts were fully repaid. The loans bore interest at an annual rate of 5.25%, which was considered a fair market value rate at the time of the exercise. For the years ended December 31, 2004, 2003 and 2002, we recognized interest of approximately $33,000, $64,000 and $63,000, respectively, related to these loans.
      We subleased office space from a shareholder under an operating lease. For the years ended December 31, 2004, 2003 and 2002, we paid rent to the shareholder of $0.3 million, $0.2 million and, $0.1 million, respectively.

Note 17.	Derivatives and Off-Balance Sheet Financial Instruments
      In the normal course of business, we utilize various financial instruments to manage our exposure to interest rate and other market risks. These financial instruments, which consist of derivatives and credit-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related arrangements, involve, to varying degrees, elements of credit and market risk in excess of the amount recorded on the consolidated balance sheet in accordance with generally accepted accounting principles.
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
      Contract or notional amounts and the credit risk amounts for derivatives and credit-related arrangements as of December 31, 2004 and 2003 were as follows:

	December 31,

	2004		2003

	Contract or		Contract or
	Notional	Credit Risk	Notional	Credit Risk
	Amount	Amount	Amount	Amount

	($ in thousands)
Derivatives:
Interest rate swaps	$3,411,288	$2,727	$1,596,163	$326
Interest rate caps	340,623	1,372	234,788	639
Call options	25,577	25,577	—	—

Total derivatives	$3,777,488	$29,676	$1,830,951	$965

Credit-related arrangements:
Commitments to extend credit	$2,104,487	$2,104,487	$1,256,463	$1,256,463
Commitments to extend standby letters of credit	116,511	116,511	62,108	62,108

Total credit-related arrangements	$2,220,998	$2,220,998	$1,318,571	$1,318,571

Derivatives
      We enter into various derivative contracts to manage interest rate risk. The objective is to manage interest rate sensitivity by modifying the characteristics of certain assets and liabilities to reduce the adverse effect of changes in interest rates.
      Interest rate swaps are contracts in which a series of interest rate cash flows, based on a specific notional amount and a fixed and variable interest rate, are exchanged over a prescribed period. Caps and floors are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is issued.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges
      We enter into interest rate swap agreements to hedge fixed-rate loans pledged as collateral for the credit facilities and term debt. The interest rate swap agreements we utilize modify our exposure to interest risk by converting our fixed-rate loans to a variable rate. These agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The purpose of our interest rate hedging activities is to protect us from risk that interest collected under the fixed-rate loans will not be sufficient to service the interest due under the credit facilities and term debt.
      For the years ended December 31, 2004, 2003 and 2002, we expensed $1.5 million, $0.8 million and $0.2 million, respectively, related to the net cash payments for interest rate swaps accounted for as fair value hedges. As of December 31, 2004 and 2003, the fair value of the fair value hedges was $0.1 million and $(1.2) million, respectively.

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
      We have entered into basis swaps that qualify for hedge accounting in accordance with SFAS No. 133. The net cash payments for the basis swaps and the change in fair value during the years ended December 31, 2004 and 2003 was insignificant.
      During the years ended December 31, 2004 and 2003, we entered into interest rate swaps to offset the Basis Swaps required by our Term Debt. These interest rate swaps, as well as certain interest rate swaps entered into in 2002, did not qualify for hedge accounting. During the years ended December 31, 2004, 2003 and 2002, we recognized a net gain (loss) of $0.1 million, $(0.8) million and $(1.0) million, respectively, in other income (expense) related to the fair value of the Basis Swaps that did not qualify for hedge accounting. For the years ended December 31, 2004, 2003 and 2002, we expensed $0.6 million, $1.2 million and $0.4 million, respectively, related to the net cash payments for the Basis Swaps.

Interest Rate Caps
      The Trusts have entered into interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for the term debt. Simultaneously, we entered into offsetting interest rate cap agreements with Wachovia. The interest rate caps are not designated and do not qualify as hedging instruments; therefore, the gain or loss is recognized in current earnings during the period of change. Since the interest rate cap agreements are offsetting, the change in value of the interest rate cap agreements has no impact on current earnings. The fair value of the interest rate cap agreements was not significant as of December 31, 2004 or 2003.

Call Options
      Concurrently with our sale of the March Debentures we entered into two separate call option transactions. For further discussion of the terms of these transactions, see Note 9, Borrowings.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit-Related Arrangements
      As of December 31, 2004, we are obligated to provide standby letters of credit in conjunction with several of our lending arrangements not to exceed $348.1 million at any time during the term of the arrangement, with $231.6 million of standby letters of credit issued. If a borrower defaults on its commitment(s) subject to any letter of credit issued under this arrangement, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. We currently do not anticipate that we will be required to fund commitments subject to any outstanding standby letters of credit.

Note 18.	Concentration of Credit Risks
      In our normal course of business, we engage in commercial lending activities with borrowers throughout the United States. As of December 31, 2004 and 2003, we had committed credit facilities to our borrowers of approximately $6.4 billion and $3.7 billion, respectively, of which approximately $2.1 billion and $1.3 billion, respectively, was unfunded. As of December 31, 2004 and 2003, the entire loan portfolio was diversified such that no single borrower was greater than 10% of the portfolio. As of December 31, 2004, the single largest industry concentration is skilled nursing, which makes up approximately 19% of the portfolio. As of December 31, 2004, the largest geographical concentration is California, which makes up approximately 12% of the portfolio.

Note 19.	Estimated Fair Value of Financial Instruments
      SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), requires the disclosure of the estimated fair value of on- and off-balance sheet financial instruments. A financial instrument is defined by SFAS No. 107 as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver to or receive cash or another financial instrument from a second entity on potentially favorable terms.
      Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. SFAS No. 107 specifies that fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. Fair value estimates are based on judgments regarding current economic conditions, interest rate risk characteristics, loss experience, and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the estimated fair value may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the estimates. Fair value estimates, methods and assumptions are set forth below for our financial instruments:

•	Cash and cash equivalents — The carrying amount is a reasonable estimate of fair value because of the short maturity of those instruments.

•	Restricted cash — The carrying amount is a reasonable estimate of fair value due to the nature of this instrument.

•	Loans — The fair value of loans is estimated using a combination of methods, including discounting estimated future cash flows, using quoted market prices for similar instruments or using quoted market prices for securities backed by similar loans.

•	Investments — For those investments carried at fair value, we determined the fair value based on quoted market prices, when available. For investments when no market information is available, we estimate fair value using various valuation tools including financial statements, budgets, and business plans as well as qualitative factors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Repurchase agreements, credit facilities and term debt — Due to the adjustable rate nature of the borrowings, fair value is estimated to be the carrying value.

•	Convertible debt — The fair value is determined from quoted market prices.

•	Loan commitments and stand-by letters of credit — The fair value is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

•	Derivatives — The fair value of the interest rate swap and interest rate caps (used for hedging purposes) is the estimated amount that we would receive or pay to terminate the contract at the reporting date as determined from quoted market prices.
      The carrying value approximates fair value for all financial instruments discussed above as of December 31, 2004 and 2003 except as follows:

	December 31,

	2004		2003

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	($ in thousands)
Assets:
Loans	$4,140,381	$4,148,290	$2,339,089	$2,374,034

Liabilities:
Convertible debt	561,371	583,767	—	—
Loan commitments and stand-by letters of credit	—	2,220,998	—	1,318,571

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Unaudited Quarterly Information
      Unaudited quarterly information for each of the three months in the years ended December 31, 2004 and 2003 was follows:

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

	($ in thousands, except per share data)
Interest	$95,502	$86,344	$71,718	$60,263
Fee income	24,476	26,010	15,262	20,576

Total interest and fee income	119,978	112,354	86,980	80,839
Interest expense	27,757	21,922	16,275	13,099

Net interest and fee income	92,221	90,432	70,705	67,740
Provision for loan losses	5,472	7,832	5,143	7,263

Net interest and fee income after provision for loan losses	86,749	82,600	65,562	60,477
Operating expenses	29,444	28,465	27,558	22,281
Other income	6,485	4,014	6,931	351

Net income before income taxes	63,790	58,149	44,935	38,547
Income taxes	25,006	23,841	17,075	14,648

Net income	$38,784	$34,308	$27,860	$23,899

Net income per share:
Basic	$0.33	$0.30	$0.24	$0.20
Diluted	0.33	0.29	0.24	0.20

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003

	($ in thousands, except per share data)
Interest	$53,797	$47,336	$40,944	$33,092
Fee income	15,358	15,105	12,836	7,297

Total interest and fee income	69,155	62,441	53,780	40,389
Interest expense	12,547	10,304	10,065	7,040

Net interest and fee income	56,608	52,137	43,715	33,349
Provision for loan losses	2,876	3,687	2,059	2,715

Net interest and fee income after provision for loan losses	53,732	48,450	41,656	30,634
Operating expenses	22,305	17,314	15,030	13,158
Other income	16,330	6,723	1,947	815

Net income before income taxes	47,757	37,859	28,573	18,291
Income taxes(1)	18,148	6,564	—	—

Net income	$29,609	$31,295	$28,573	$18,291

Net income per share:
Basic	$0.25	$0.29	$0.29	$0.19
Diluted	0.25	0.28	0.29	0.18

(1)	We recorded income tax expense on the income earned beginning on August 7, 2003. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members.

Note 21.	Subsequent Events
      In February 2005, we amended the $150.0 million term loan agreement with Harris Nesbitt to make it a $100.0 million revolving loan agreement collateralized by accounts receivable and other assets of one of our borrowers. At the time that the term loan agreement was amended, the outstanding balance was $50.0 million. Interest on the amended revolving loan agreement was reduced to 30-day LIBOR plus 1.40% and the maturity date was extended to February 2006.
      In February 2005, we amended the $400.0 million credit facility with Wachovia to decrease the interest rate charged on borrowings under the credit facility to the commercial paper rate, plus 0.75%.

Note 22.	Event Subsequent to Independent Registered Public Accounting Firm’s Report Date (unaudited)
      In March 2005, we amended the $640.0 million credit facility with Citigroup to decrease the 30-day LIBOR margin under the credit facility to 0.75%.

Signatures
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

/s/ JOHN K. DELANEY

John K. Delaney
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Date: March 15, 2005

/s/ THOMAS A. FINK

Thomas A. Fink
Chief Financial Officer
(Principal Financial Officer)
Date: March 15, 2005

/s/ JAMES M. MOZINGO

James M. Mozingo
Chief Accounting Officer
(Principal Accounting Officer)
Date: March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2005.

/s/ WILLIAM G. BYRNES William G. Byrnes, Director	/s/ TIMOTHY M. HURD Timothy M. Hurd, Director

/s/ FREDERICK W. EUBANK Frederick W. Eubank, Director	/s/ DENNIS P. LOCKHART Dennis P. Lockhart, Director

/s/ JASON FISH Jason Fish, President and Director	/s/ THOMAS F. STEYER Thomas F. Steyer, Director

/s/ ANDREW M. FREMDER Andrew M. Fremder, Director	/s/ PAUL R. WOOD Paul R. Wood, Director

/s/ TULLY FRIEDMAN Tully Friedman, Director	/s/ SARA L. GROOTWASSINK Sara L. Grootwassink, Director

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3.2	Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.1	Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.2	Indenture dated as of May 16, 2002, by and between CapitalSource Commercial Loan Trust 2002-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.3	Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.4	Indenture dated as of April 17, 2003, by and between CapitalSource Commercial Loan Trust 2003-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.5	Indenture dated as of September 17, 2003, between CapitalSource Funding II Trust and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.6	Indenture dated as of November 25, 2003, by and between CapitalSource Commercial Loan Trust 2003-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
4.7	Indenture dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.7.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118744)).
4.8	Indenture dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
4.9	Indenture dated as of October 28, 2004, by and between CapitalSource Commercial Loan Trust 2004-2, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 28, 2004).
4.10	Indenture dated as of July 7, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).

Exhibit
No.		Description

4.10.1		First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).
10.1		Office Lease Agreement, dated as of December 8, 2000, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC, as amended (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.1.1		Third Amendment to Office Lease Agreement, dated as of August 1, 2003, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
10.2	*	Employment Agreement, dated as of September 7, 2000, between CapitalSource Holdings LLC and John K. Delaney (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.3	*	Employment Agreement, dated as of September 7, 2000, between CapitalSource Holdings LLC and Jason M. Fish (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.4	*	Amended and Restated Employment Agreement, dated as of April 3, 2002, between CapitalSource Finance LLC and Steven A. Museles (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.5	*	Employment Agreement, dated as of April 3, 2002, between CapitalSource Finance LLC and Bryan M. Corsini (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.6	*	Letter Agreement, dated as of April 21, 2003, between CapitalSource and Thomas A. Fink (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.7		Third Amended and Restated Loan Certificate and Servicing Agreement, dated as of February 25, 2003, among CapitalSource Funding LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, Variable Funding Capital Corporation (“VFCC”), Fairway Finance Corporation (“Fairway”), Eiffel Funding, LLC (“Eiffel”), and Hannover Funding Company LLC (“Hannover”), as Purchasers, Wachovia Securities, Inc. as Administrative Agent and VFCC Agent, BMO Nesbitt Burns Corp., as Fairway Agent, CDC Financial Products Inc., as Eiffel Agent, Norddeutsche Landesbank Girozentrale, as Hannover Agent, and Wells Fargo Bank Minnesota, National Association, as Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.7.1		Amendment No. 1 to Third Amended and Restated Loan Certificate and Servicing Agreement, dated as of March 3, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.7.2		Amendment No. 2 to Third Amended and Restated Loan Certificate and Servicing Agreement, dated as of April 22, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.8		Loan Certificate and Servicing Agreement, dated as of February 28, 2003, among CapitalSource Acquisition Funding LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, Variable Funding Capital Corporation, as Purchaser, Wachovia Securities, Inc., as Administrative Agent and Purchaser Agent, and Wells Fargo Bank Minnesota, National Association, as Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.8.1		Amendment No. 1 to Loan Certificate and Servicing Agreement, dated as of April 3, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

Exhibit
No.		Description

10.8.2		Amendment No. 2 to Loan Certificate and Servicing Agreement, dated as of June 30, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.8.3		Amendment No. 3 to Loan Certificate and Servicing Agreement, dated as of August 27, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.8.4		Amendment No. 4 to Loan Certificate and Servicing Agreement, dated as of February 26, 2004 (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.8.5		Amendment No. 5 to Loan Certificate and Servicing Agreement, dated as of April 8, 2004 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.9.1	*	Indemnification Agreement between the registrant and each of its non-employee directors (incorporated by reference to exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.9.2	*	Indemnification Agreement between the registrant and each of its employee directors (incorporated by reference to exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.9.3	*	Indemnification Agreement between the registrant and each of its executive officers (incorporated by reference to exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.10		Master Repurchase Agreement, dated as of March 24, 2003, between Wachovia Bank, National Association, as Buyer, and CapitalSource Repo Funding LLC, as Seller (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.11		Amended and Restated Registration Rights Agreement, dated August 30, 2002, among CapitalSource Holdings LLC and the holders parties thereto (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.12	*	Second Amended and Restated Equity Incentive Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.13	*	Employee Stock Purchase Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.14.1		Sale and Servicing Agreement, dated as of September 17, 2003, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14.1.1		First Amendment to the Sale and Servicing Agreement, dated as of April 8, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same- numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.14.1.2		Second Amendment to the Sale and Servicing Agreement, dated as of April 15, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit
No.	Description

10.14.1.3	Third Amendment to the Sale and Servicing Agreement, dated as of June 29, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.14.2	Amended and Restated Trust Agreement, dated as of September 17, 2003, between CS Funding II Depositor LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference to exhibit 10.3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14.3	Note Purchase Agreement, dated as of September 17, 2003, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to exhibit 10.3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14.3.1	First Amendment to the Note Purchase Agreement, dated as of April 8, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.14.3.2	Second Amendment to the Note Purchase Agreement, dated as of April 15, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.14.3.3	Third Amendment to the Note Purchase Agreement, dated as of May 21, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.14.3.4	Fourth Amendment to the Note Purchase Agreement, dated as of June 29, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.15	Sale and Servicing Agreement, dated as of April 17, 2003, by and among CapitalSource Commercial Loan Trust 2003-1, as the Issuer, CapitalSource Commercial Loan, LLC, 2003-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.16	Sale and Servicing Agreement, dated as of October 30, 2002, by and among CapitalSource Commercial Loan Trust 2002-2, as the Issuer, CapitalSource Commercial Loan LLC, 2002-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.17	Sale and Servicing Agreement, dated as of May 16, 2002, by and among CapitalSource Commercial Loan Trust 2002-1, as the Issuer, CapitalSource Commercial Loan LLC, 2002-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

Exhibit
No.		Description

10.18		Master Repurchase Agreement, dated as of August 1, 2003, by and among CapitalSource SNF Funding LLC, Credit Suisse First Boston Mortgage Capital LLC and CapitalSource Finance LLC (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.19		Master Program Agreement, dated as of August 1, 2003 by and among CapitalSource Finance LLC, Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse First Boston LLC and Column Financial, Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.20		Sale and Servicing Agreement, dated as of November 25, 2003, by and among CapitalSource Commercial Loan Trust 2003-2, as the Issuer, CapitalSource Commercial Loan LLC, 2003-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
10.21	*	Form of CapitalSource Inc. Deferred Compensation Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
10.22		Global Master Repurchase Agreement, dated as of February 19, 2004, between CapitalSource Finance LLC and Citigroup Global Markets Inc. as agent for Citigroup Global Markets Limited (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.23		Registration Rights Agreement dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, J.P. Morgan Securities Inc., as Representative of the Initial Purchasers, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.23.1		Call Option Transaction Confirmation, dated as of March 16, 2004, between CapitalSource Inc. and JPMorgan Chase Bank (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.23.2		Warrant Transaction Confirmation, dated as of March 16, 2004, between CapitalSource Inc. and JPMorgan Chase Bank (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.24		Fourth Amended and Restated Loan Certificate and Servicing Agreement, dated as of May 28, 2004, by and among CapitalSource Funding LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, each of the Purchasers and Purchaser Agents from time to time party thereto, Harris Nesbitt Corp., as Administrative Agent, and Wells Fargo Bank, National Association, as Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.25		Sale and Servicing Agreement, dated as of April 20, 2004, by and among CapitalSource Funding III LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, Variable Funding Capital Corporation and each other Commercial Paper Conduit from time to time party thereto, as Conduit Purchasers, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and as VFCC Agent, each other Purchaser Agent from time to time party thereto, as Additional Agents, and Wells Fargo Bank, National Association, as Backup Servicer and as Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.25.1		Amendment No. 1 to Sale and Servicing Agreement, dated as of May 28, 2004 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit
No.		Description

10.26		Sale and Servicing Agreement, dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as the Issuer, CapitalSource Commercial Loan, LLC, 2004-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.27.1		Amended and Restated Sale and Servicing Agreement, dated as of September 17, 2003 and Amended and Restated as of October 7, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 13, 2004).
10.27.2		Amended and Restated Note Purchase Agreement, dated as of September 17, 2003 and Amended and Restated as of October 7, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 13, 2004).
10.28		Sale and Servicing Agreement, dated as of October 28, 2004, by and among CapitalSource Commercial Loan Trust 2004-2, as the Issuer, CapitalSource Commercial Loan LLC, 2004-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 28, 2004).
10.29		Registration Rights Agreement dated as of July 7, 2004, among the registrant, CapitalSource Finance LLC, CapitalSource Holdings LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).
10.30	*	Form of Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 31, 2005).
10.31	*	Form of Non-Qualified Option Agreement for Director (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 31, 2005).
10.32	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 31, 2005).
10.33	*	Summary of Non-employee Director Compensation.†
12.1		Ratio of Earnings to Fixed Charges.†
21.1		List of Subsidiaries.†
23.1		Consent of Ernst & Young LLP.†
31.1		Certificate of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.