Form 10-Q
period 2005-03-31
CAPITALSOURCE INC
filed 2005-05-10
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
Commission File No. 1-31753

CapitalSource Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2206895
(State of Incorporation)	(I.R.S. Employer Identification No.)
4445 Willard Avenue, 12th Floor
Chevy Chase, MD 20815

(Address of Principal Executive Offices, Including Zip Code)
(800) 370-9431
(Registrant’s Telephone Number, Including Area Code)
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☑ Yes          ☐ No
          As of May 1, 2005, the number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding was 119,835,648.

CAPITALSOURCE INC.

CAPITALSOURCE INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$87,750	$206,077
Restricted cash	169,655	237,176
Loans:
Loans	4,717,308	4,274,525
Less deferred loan fees and discounts	(107,288)	(98,936)
Less allowance for loan losses	(45,105)	(35,208)

Loans, net	4,564,915	4,140,381
Investments	49,832	44,044
Deferred financing fees, net	37,402	41,546
Other assets	51,746	67,605

Total assets	$4,961,300	$4,736,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities	$1,516,345	$964,843
Term debt	1,830,999	2,186,311
Convertible debt	555,000	555,000
Accounts payable and other liabilities	69,929	84,284

Total liabilities	3,972,273	3,790,438
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 120,846,988 and 119,227,495 shares issued; 119,546,988 and 117,927,495 shares outstanding, respectively)	1,196	1,179
Additional paid-in capital	799,455	761,579
Retained earnings	272,231	233,033
Deferred compensation	(53,318)	(19,162)
Accumulated other comprehensive loss, net	(611)	(312)
Treasury stock, at cost	(29,926)	(29,926)

Total shareholders’ equity	989,027	946,391

Total liabilities and shareholders’ equity	$4,961,300	$4,736,829

See accompanying notes.

CAPITALSOURCE INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

	2005	2004

	(Unaudited)
	($ in thousands,
	except per share data)
Net interest and fee income:
Interest	$108,574	$60,263
Fee income	26,483	20,576

Total interest and fee income	135,057	80,839
Interest expense	34,586	13,099

Net interest and fee income	100,471	67,740
Provision for loan losses	9,902	7,263

Net interest and fee income after provision for loan losses	90,569	60,477
Operating expenses:
Compensation and benefits	21,366	14,872
Other administrative expenses	9,254	7,409

Total operating expenses	30,620	22,281
Other income (expense):
Diligence deposits forfeited	1,148	1,111
Gain (loss) on investments, net	2,128	(254)
Gain (loss) on derivatives	73	(515)
Other income	961	9

Total other income	4,310	351

Net income before income taxes	64,259	38,547
Income taxes	25,061	14,648

Net income	$39,198	$23,899

Net income per share:
Basic	$0.34	$0.20
Diluted	$0.33	$0.20
Average shares outstanding:
Basic	116,398,277	116,781,169
Diluted	117,472,106	118,731,114
See accompanying notes.

CAPITALSOURCE INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Treasury	Total
	Common	Paid-In	Retained	Deferred	Comprehensive	Stock, at	Shareholders’
	Stock	Capital	Earnings	Compensation	Loss, net	cost	Equity

	(Unaudited)
	($ in thousands)
Total shareholders’ equity as of December 31, 2004	$1,179	$761,579	$233,033	$(19,162)	$(312)	$(29,926)	$946,391
Net income	—	—	39,198	—	—	—	39,198
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	—	(299)	—	(299)

Total comprehensive income							38,899
Stock option expense	—	132	—	—	—	—	132
Exercise of options	1	280	—	—	—	—	281
Restricted stock activity	16	36,291	—	(36,301)	—	—	6
Amortization of deferred compensation	—	—	—	2,145	—	—	2,145
Tax benefit on purchase of call option	—	870	—	—	—	—	870
Tax benefit on exercise of options	—	303	—	—	—	—	303

Total shareholders’ equity as of March 31, 2005	$1,196	$799,455	$272,231	$(53,318)	$(611)	$(29,926)	$989,027

See accompanying notes.

CAPITALSOURCE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$39,198	$23,899
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	132	158
Restricted stock activity	6	—
Amortization of deferred loan fees and discounts	(15,159)	(11,742)
Provision for loan losses	9,902	7,263
Amortization of deferred financing fees	4,790	2,869
Depreciation and amortization	644	423
Benefit for deferred income taxes	(425)	(2,745)
Amortization of deferred stock compensation	2,145	1,083
(Gain) loss on investments, net	(2,128)	254
(Gain) loss on derivatives	(73)	515
Decrease (increase) in other assets	3,430	(23)
(Decrease) increase in accounts payable and other liabilities	(12,839)	5,690

Cash provided by operating activities	29,623	27,644
Investing activities:
Decrease in restricted cash	67,521	40,498
Increase in loans, net	(405,704)	(326,680)
Acquisition of investments, net	(4,289)	(3,814)
Acquisition of property and equipment	(1,290)	(1,818)

Cash used in investing activities	(343,762)	(291,814)
Financing activities:
Payment of deferred financing fees	(646)	(6,026)
Borrowings under repurchase agreement, net	—	68,416
Borrowings on credit facilities, net	551,502	202,100
Borrowings of term debt	11,335	—
Repayments of term debt	(366,660)	(162,450)
Borrowings of convertible debt	—	225,000
Proceeds from issuance of common stock, net	—	(301)
Proceeds from exercise of options	281	321
Call option transactions, net	—	(25,577)
Purchase of treasury stock	—	(29,939)

Cash provided by financing activities	195,812	271,544

(Decrease) increase in cash and cash equivalents	(118,327)	7,374
Cash and cash equivalents as of beginning of period	206,077	69,865

Cash and cash equivalents as of end of period	$87,750	$77,239

See accompanying notes.

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
      CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial finance company that provides a broad array of financial products to small and medium-sized businesses. We provide the following products:

•	Senior Secured Asset-Based Loans — loans that are underwritten based on our assessment of the client’s eligible accounts receivable and/or inventory;

•	Senior Secured Cash Flow Loans — loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Mortgage Loans — loans that are secured by first mortgages on the property of the client;

•	Term B, Second Lien, and Mezzanine Loans — loans, including subordinated mortgage loans, that come after a client’s senior loans in right of payment or upon liquidation; and

•	Private Equity Co-Investments — opportunistic equity investments, typically in conjunction with lending relationships and on the same terms as other equity investors.
      Our wholly owned significant subsidiaries and their purposes as of March 31, 2005 were as follows:

Entity	Purpose

CapitalSource Finance LLC	Primary operating subsidiary that conducts lending business of CapitalSource.
CapitalSource Holdings Inc.	Holding company for CapitalSource Finance LLC.
CapitalSource Funding Inc.	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CS Funding II Depositor Inc.	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CapitalSource Commercial Loan Trust 2004-1	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.
CapitalSource Commercial Loan Trust 2004-2	Single-purpose, bankruptcy-remote subsidiary established for issuance of term debt.

Note 2.	Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements Basis of Presentation
      Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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
      Our accounting policies are described in Note 2 of our audited December 31, 2004 financial statements included in our Annual Report on Form 10-K. The accounting policies that management has identified as critical or complex accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 35 of this Form 10-Q under the caption “Critical Accounting Policies.”

Note 3.	Recently Issued Accounting Guidance
      In April 2005, the Financial Accounting Standards Board (“FASB”) delayed the effective date for Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to the beginning of the first fiscal year beginning after June 15, 2005. We plan to adopt SFAS No. 123(R) using the modified prospective method when it becomes effective.

Note 4.	Credit Quality
      As of March 31, 2005 and December 31, 2004, loans 60 or more days contractually delinquent, non-accrual loans and impaired loans were as follows:

	March 31,	December 31,
	2005	2004

	($ in thousands)
Asset Classification
Loans 60 or more days contractually delinquent	$52,971	$32,278
Non-accrual loans(1)	70,196	22,443
Impaired loans(2)	142,117	32,957
Less: loans in multiple categories	(100,186)	(23,120)

Total	$165,098	$64,558

Total as a percentage of total loans	3.50%	1.51%

(1)	Includes loans with an aggregate principal balance of $1.2 million and $0.7 million as of March 31, 2005 and December 31, 2004, respectively, that were also classified as loans 60 or more days contractually delinquent.

(2)	Includes loans with an aggregate principal balance of $30.0 million and $0.7 million, respectively, as of March 31, 2005 and December 31, 2004 that were also classified as loans 60 or more days contractually delinquent, and loans with an aggregate principal balance of $70.2 million and $22.4 million as of March 31, 2005 and December 31, 2004, respectively, that were also classified as loans on non-accrual status.
      As defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement, including principal and scheduled interest payments. Pursuant to SFAS No. 114, impaired

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loans include loans for which we expect to have a credit loss and other loans that are definitionally impaired, but for which we do not currently expect to have a credit loss. As of March 31, 2005 and December 31, 2004, impaired loans were classified as follows:

	March 31, 2005		December 31, 2004

		Specific		Specific
	Principal	Reserves	Principal	Reserves

	($ in thousands)
Impaired loans with specific reserves	$79,334	$13,785	$29,154	$5,101
Impaired loans with no specific reserves(1)	62,783	—	3,803	—

Total	$142,117	$13,785	$32,957	$5,101

(1)	There are no specific reserves applied to these loans as we believe it is probable that we will collect all principal and interest amounts due.
      The average balance of impaired loans during the three months ended March 31, 2005 and 2004 was $86.5 million and $13.9 million, respectively. The total amount of interest income that was recognized on impaired loans during the three months ended March 31, 2005 and 2004 was $5.2 million and $0.5 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during the three months ended March 31, 2005 and 2004 was $3.9 million and $0.3 million, respectively.
      For the three months ended March 31, 2005, loans with an aggregate carrying value of $32.5 million as of March 31, 2005 were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of March 31, 2005, these loans were also classified as impaired loans since, under SFAS No. 114, loans classified as troubled debt restructurings are also classified as impaired loans generally for a period of one year following the restructuring. There are no specific reserves applied to these loans as we believe it is probable that we will collect all principal and interest amounts due. For the year ended December 31, 2004, loans with an aggregate carrying value of $24.9 million as of December 31, 2004 were classified as troubled debt restructurings. The specific reserve for loans classified as troubled debt restructurings was $0.1 million as of December 31, 2004.
      Activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31,

	2005	2004

	($ in thousands)
Balance as of beginning of period	$35,208	$18,025
Provision for loan losses	9,902	7,263
Charge offs	(5)	(2,286)

Balance as of end of period	$45,105	$23,002

      As of March 31, 2005 and December 31, 2004, we had $1.7 million and $19.2 million, respectively, of real estate owned which is carried at the lower of cost or market and is included in other assets on the accompanying consolidated balance sheets. The decrease during the period is primarily the result of a sale of one of these properties that occurred in January 2005. In connection with this sale, we received gross proceeds of $2.0 million and a short-term note receivable of $13.5 million and recognized a pretax loss of $(0.1) million.

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Investments
      Investments as of March 31, 2005 and December 31, 2004 were as follows:

	March 31,	December 31,
	2005	2004

	($ in thousands)
Investments carried at cost	$39,930	$37,542
Investments carried at fair value:
Investments available-for-sale	2,065	2,606
Warrants	7,054	3,110
Investments accounted for under the equity method	783	786

Total	$49,832	$44,044

      For the three months ended March 31, 2005, we sold investments for $1.0 million, recognizing gross pretax gains of $0.6 million. For the three months ended March 31, 2004, we sold investments for $0.3 million, recognizing gross pretax gains of $0.3 million.
      As of March 31, 2005, we had commitments to contribute up to an additional $15.0 million to ten private equity funds.

Note 6.	Borrowings
      As of March 31, 2005 and December 31, 2004, we had outstanding borrowings totaling $3.9 billion and $3.7 billion, respectively. For a detailed discussion of our borrowings, see Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2005.
      The following changes to our borrowings occurred during the three months ended March 31, 2005:

Credit Facilities
      In February 2005, we amended our $150.0 million term loan agreement with Harris Nesbitt Financing Inc. to make it a $100.0 million revolving loan agreement collateralized by accounts receivable and other assets of one of our borrowers. At the time that the term loan agreement was amended, the outstanding balance was $50.0 million. The 30-day LIBOR margin on the amended revolving loan agreement was reduced from 1.50% to 1.40%, and the maturity date was extended from December 2005 to February 2006.
      In February 2005, we amended our $400.0 million and $100.0 million credit facilities with Wachovia Capital Markets LLC (“Wachovia”) to decrease the commercial paper rate margin on the credit facilities from 0.90% to 0.75%.
      In March 2005, we amended our $640.0 million credit facility with an affiliate of Citigroup Global Markets Inc. to decrease the 30-day LIBOR margin on the credit facility from 0.90% to 0.75%.

Term Debt
      In January 2005, we repaid the remaining outstanding balance of the offered notes related to the 2002-1 term debt transaction.

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Guarantor Information
      The following represents the unaudited supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of the convertible debt issued in March 2004 and July 2004, CapitalSource Holdings Inc. (“CapitalSource Holdings”) and CapitalSource Finance LLC (“CapitalSource Finance”), which are guarantors of the convertible debentures, and our subsidiaries that are not guarantors of the convertible debentures as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004. CapitalSource Holdings and CapitalSource Finance have guaranteed the debentures, jointly and severally, on a senior basis. CapitalSource Finance is a wholly owned subsidiary of CapitalSource Holdings. Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING BALANCE SHEET
March 31, 2005

		CapitalSource Holdings Inc.

		Combined	Combined		Consolidated
	CapitalSource	Non-Guarantor	Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Inc.

	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$—	$83,097	$4,653	$—	$87,750
Restricted cash	—	29,629	140,026	—	169,655
Loans:
Loans	—	3,942,657	782,741	(8,090)	4,717,308
Less deferred loan fees and discounts	—	(552)	(106,736)	—	(107,288)
Less allowance for loan losses		—	(45,105)	—	(45,105)

Loans, net	—	3,942,105	630,900	(8,090)	4,564,915
Investment in subsidiaries	1,539,182	—	802,869	(2,342,051)	—
Intercompany due from/ (due to)	—	16,808	(16,808)	—	—
Intercompany note receivable		—	29,601	(29,601)	—
Investments	—	—	49,832	—	49,832
Deferred financing fees, net	12,761	24,068	573	—	37,402
Other assets	14,403	1,091	36,252	—	51,746

Total assets	$1,566,346	$4,096,798	$1,677,898	$(2,379,742)	$4,961,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities	$—	$1,451,680	$64,665	$—	$1,516,345
Term debt	—	1,795,674	35,325	—	1,830,999
Convertible debt	555,000	—	—	—	555,000
Accounts payable and other liabilities	22,319	16,974	38,726	(8,090)	69,929
Intercompany note payable	—	29,601	—	(29,601)	—

Total liabilities	577,319	3,293,929	138,716	(37,691)	3,972,273

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,196	—	—	—	1,196
Additional paid-in capital	799,455	212,948	1,075,874	(1,288,822)	799,455
Retained earnings	272,231	590,190	464,099	(1,054,289)	272,231
Deferred compensation	(53,318)	—	—	—	(53,318)
Accumulated other comprehensive loss, net	(611)	(269)	(791)	1,060	(611)
Treasury stock, at cost	(29,926)	—	—	—	(29,926)

Total shareholders’ equity	989,027	802,869	1,539,182	(2,342,051)	989,027

Total liabilities and shareholders’ equity	$1,566,346	$4,096,798	$1,677,898	$(2,379,742)	$4,961,300

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING BALANCE SHEET
December 31, 2004

		CapitalSource Holdings Inc.

		Combined	Combined		Consolidated
	CapitalSource	Non-Guarantor	Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Inc.

	($ in thousands)
ASSETS
Cash and cash equivalents	$—	$170,532	$35,545	$—	$206,077
Restricted cash	—	25,334	211,842	—	237,176
Loans:
Loans	—	3,657,839	624,125	(7,439)	4,274,525
Less deferred loan fees and discounts	—	(133)	(98,803)	—	(98,936)
Less allowance for loan losses	—	—	(35,208)	—	(35,208)

Loans, net	—	3,657,706	490,114	(7,439)	4,140,381
Investment in subsidiaries	1,483,401	—	823,676	(2,307,077)	—
Intercompany due from/ (due to)	—	15,434	(15,434)	—	—
Intercompany note receivable	—	—	32,599	(32,599)	—
Investments	—	—	44,044	—	44,044
Deferred financing fees, net	13,255	27,457	834	—	41,546
Other assets	13,933	16,812	36,860	—	67,605

Total assets	$1,510,589	$3,913,275	$1,660,080	$(2,347,115)	$4,736,829

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities	$—	$964,843	$—	$—	$964,843
Term debt	—	2,075,385	110,926	—	2,186,311
Convertible debt	555,000	—	—	—	555,000
Accounts payable and other liabilities	9,198	16,772	65,753	(7,439)	84,284
Intercompany note payable	—	32,599	—	(32,599)	—

Total liabilities	564,198	3,089,599	176,679	(40,038)	3,790,438
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,179	—	—	—	1,179
Additional paid-in capital	761,579	309,982	1,088,410	(1,398,392)	761,579
Retained earnings	233,033	513,995	395,484	(909,479)	233,033
Deferred compensation	(19,162)	—	—	—	(19,162)
Accumulated other comprehensive loss, net	(312)	(301)	(493)	794	(312)
Treasury stock, at cost	(29,926)	—	—	—	(29,926)

Total shareholders’ equity	946,391	823,676	1,483,401	(2,307,077)	946,391

Total liabilities and shareholders’ equity	$1,510,589	$3,913,275	$1,660,080	$(2,347,115)	$4,736,829

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2005

		CapitalSource Holdings Inc.

		Combined	Combined		Consolidated
	CapitalSource	Non-Guarantor	Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$95,480	$13,744	$(650)	$108,574
Fee income	—	9,402	17,081	—	26,483

Total interest and fee income	—	104,882	30,825	(650)	135,057
Interest expense	4,199	30,306	731	(650)	34,586

Net interest and fee income	(4,199)	74,576	30,094	—	100,471
Provision for loan losses	—	—	9,902	—	9,902

Net interest and fee income after provision for loan losses	(4,199)	74,576	20,192	—	90,569
Operating expenses:
Compensation and benefits	—	413	20,953	—	21,366
Other administrative expenses	158	130	8,966	—	9,254

Total operating expenses	158	543	29,919	—	30,620
Other income (expense):
Diligence deposits forfeited	—	—	1,148	—	1,148
Gain on investments, net	—	—	2,128	—	2,128
Gain (loss) on derivatives	—	1,041	(968)	—	73
Other income	—	672	289	—	961
Earnings in subsidiaries	68,616	—	76,991	(145,607)	—
Intercompany	—	1,245	(1,245)	—	—

Total other income	68,616	2,958	78,343	(145,607)	4,310

Net income before income taxes	64,259	76,991	68,616	(145,607)	64,259
Income taxes	25,061	—	—	—	25,061

Net income	$39,198	$76,991	$68,616	$(145,607)	$39,198

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2004

		CapitalSource Holdings Inc.

		Combined	Combined		Consolidated
	CapitalSource	Non-Guarantor	Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$63,325	$2,060	$(5,122)	$60,263
Fee income	—	7,231	13,345	—	20,576

Total interest and fee income	—	70,556	15,405	(5,122)	80,839
Interest expense	140	13,532	4,549	(5,122)	13,099

Net interest and fee income	(140)	57,024	10,856	—	67,740
Provision for loan losses	—	—	7,263	—	7,263

Net interest and fee income after provision for loan losses	(140)	57,024	3,593	—	60,477
Operating expenses:
Compensation and benefits	—	294	14,578	—	14,872
Other administrative expenses	39	75	7,295	—	7,409

Total operating expenses	39	369	21,873	—	22,281
Other income (expense):
Diligence deposits forfeited	—	—	1,111	—	1,111
Loss on investments, net	—	—	(254)	—	(254)
(Loss) gain on derivatives	—	(1,754)	1,239	—	(515)
Other income (expense)	—	196	(187)	—	9
Earnings in subsidiaries	38,726	—	56,260	(94,986)	—
Intercompany	—	1,163	(1,163)	—	—

Total other income (expense)	38,726	(395)	57,006	(94,986)	351

Net income before income taxes	38,547	56,260	38,726	(94,986)	38,547
Income taxes	14,648	—	—	—	14,648

Net income	$23,899	$56,260	$38,726	$(94,986)	$23,899

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005

		CapitalSource Holdings Inc.

		Combined	Combined		Consolidated
	CapitalSource	Non-Guarantor	Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Inc.

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$39,198	$76,991	$68,616	$(145,607)	$39,198
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	132	—	—	—	132
Restricted stock activity	6	—	—	—	6
Amortization of deferred loan fees and discounts	—	—	(15,159)	—	(15,159)
Provision for loan losses	—	—	9,902	—	9,902
Amortization of deferred financing fees	579	3,933	278	—	4,790
Depreciation and amortization	—	—	644	—	644
Benefit for deferred income taxes	(425)	—	—	—	(425)
Amortization of deferred stock compensation	2,145	—	—	—	2,145
Gain on investments, net	—	—	(2,128)	—	(2,128)
(Gain) loss on derivatives	—	(1,041)	968	—	(73)
Decrease in note receivable	—	—	2,998	(2,998)	—
(Increase) decrease in other assets	(45)	2,216	1,259	—	3,430
Increase (decrease) in accounts payable and other liabilities	14,294	207	(26,690)	(650)	(12,839)
Net transfers with subsidiaries	(56,080)	(99,160)	9,633	145,607	—

Cash (used in) provided by operating activities	(196)	(16,854)	50,321	(3,648)	29,623
Investing activities:
(Increase) decrease in restricted cash	—	(4,295)	71,816	—	67,521
Increase in loans, net	—	(269,858)	(136,496)	650	(405,704)
Acquisition of investments, net	—	—	(4,289)	—	(4,289)
Acquisition of property and equipment	—	—	(1,290)	—	(1,290)

Cash used in investing activities	—	(274,153)	(70,259)	650	(343,762)
Financing activities:
Payment of deferred financing fees	(85)	(544)	(17)	—	(646)
Decrease in intercompany note payable	—	(2,998)	—	2,998	—
Borrowings on credit facilities, net	—	486,837	64,665	—	551,502
Borrowings of term debt	—	—	11,335	—	11,335
Repayments of term debt	—	(279,723)	(86,937)	—	(366,660)
Proceeds from exercise of options	281	—	—	—	281

Cash provided by (used in) financing activities	196	203,572	(10,954)	2,998	195,812

Decrease in cash and cash equivalents	—	(87,435)	(30,892)	—	(118,327)
Cash and cash equivalents as of beginning of period	—	170,532	35,545	—	206,077

Cash and cash equivalents as of end of period	$—	$83,097	$4,653	$—	$87,750

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2004

		CapitalSource Holdings Inc.

		Combined	Combined		Consolidated
	CapitalSource	Non-Guarantor	Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Inc.

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$23,899	$56,260	$38,726	$(94,986)	$23,899
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	158	—	—	—	158
Amortization of deferred loan fees and discounts	—	—	(11,742)	—	(11,742)
Provision for loan losses	—	—	7,263	—	7,263
Amortization of deferred financing fees	—	2,853	16	—	2,869
Depreciation and amortization	—	—	423	—	423
Benefit for deferred income taxes	(2,745)	—	—	—	(2,745)
Amortization of deferred stock compensation	1,083	—	—	—	1,083
Loss on investments, net	—	224	30	—	254
Loss (gain) on derivatives	—	1,754	(1,239)	—	515
Decrease in note receivable	—	—	2,502	(2,502)	—
Decrease (increase) in other assets	142	43	(208)	—	(23)
Increase (decrease) in accounts payable and other liabilities	15,426	2,598	(7,212)	(5,122)	5,690
Net transfers with subsidiaries	(201,840)	189,907	(83,053)	94,986	—

Cash (used in) provided by operating activities	(163,877)	253,639	(54,494)	(7,624)	27,644
Investing activities:
Decrease in restricted cash	—	6,185	34,313	—	40,498
Increase in loans, net	—	(299,598)	(32,204)	5,122	(326,680)
Acquisition of investments, net	—	(272)	(3,542)	—	(3,814)
Acquisition of property and equipment	—	—	(1,818)	—	(1,818)

Cash used in investing activities	—	(293,685)	(3,251)	5,122	(291,814)
Financing activities:
Payment of deferred financing fees	(5,627)	(399)	—	—	(6,026)
Decrease in intercompany note payable	—	(2,502)	—	2,502	—
Borrowings under repurchase agreement, net	—	35,352	33,064	—	68,416
Borrowings on credit facilities, net	—	202,100	—	—	202,100
Repayments of term debt	—	(162,450)	—	—	(162,450)
Borrowings of convertible debt	225,000	—	—	—	225,000
Proceeds from issuance of common stock, net	(301)	—	—	—	(301)
Proceeds from exercise of options	321	—	—	—	321
Call option transactions, net	(25,577)	—	—	—	(25,577)
Purchase of treasury stock	(29,939)	—	—	—	(29,939)

Cash provided by financing activities	163,877	72,101	33,064	2,502	271,544

Increase (decrease) in cash and cash equivalents	—	32,055	(24,681)	—	7,374
Cash and cash equivalents as of beginning of period	—	37,848	32,017	—	69,865

Cash and cash equivalents as of end of period	$—	$69,903	$7,336	$—	$77,239

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Shareholders’ Equity

Common Stock Shares Outstanding
      Common stock share activity for the three months ended March 31, 2005 was as follows:

Outstanding as of December 31, 2004	117,927,495
Exercise of options	48,330
Restricted stock and other stock grants, net	1,571,163

Outstanding as of March 31, 2005	119,546,988

Equity Incentive Plan
      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan (successor to the Equity Incentive Plan, the “Plan”). A total of 14.0 million shares of common stock were reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) ten years after the effective date of the Plan. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. As of March 31, 2005, there were 6,149,343 shares remaining available for issuance under the Plan.

Restricted Stock
      Pursuant to the Plan, we have granted shares of restricted common stock to certain employees and non-employee directors of the Board of Directors, which vest over time, generally between one and five years. Of the 14.0 million shares initially authorized for awards under the Plan, up to 5.0 million shares were initially authorized to be granted in the form of restricted stock. For the three months ended March 31, 2005, we issued 1,571,163 shares of restricted stock at a weighted-average fair value of $23.04. No restricted stock was forfeited during the three months ended March 31, 2005. As of March 31, 2005, there were 2,203,598 shares of the initially authorized 5.0 million shares available for issuance as restricted stock under the Plan.

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Income Taxes
      The reconciliation of the effective income tax rate and the federal statutory corporate income tax rate for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,

	2005	2004

Federal statutory rate	35.0%	35.0%
State income taxes, net of federal tax benefit	3.8	2.8
Other	0.2	0.2

Effective income tax rate	39.0%	38.0	%(1)

(1)	We provided for income taxes on the income earned for the three months ended March 31, 2004 based on a 38.0% effective tax rate. However, we provided for income taxes on the total income earned in 2004 based on a 39.2% effective tax rate. This increase in the effective tax rate was the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2003 plus a change in the estimated tax rate for 2004 which was accounted for in the third quarter 2004.

Note 10.	Comprehensive Income
      Comprehensive income for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31,

	2005	2004

	($ in thousands)
Net income	$39,198	$23,899
Unrealized loss on available-for-sale security, net of tax	(330)	(119)
Unrealized gain (loss) on cash flow hedges, net of tax	31	(88)

Comprehensive income	$38,899	$23,692

      Accumulated other comprehensive loss as of March 31, 2005 and December 31, 2004 was as follows:

	March 31,	December 31,
	2005	2004

	($ in thousands)
Unrealized loss on available-for-sale security, net of tax	$(341)	$(11)
Unrealized loss on cash flow hedges, net of tax	(270)	(301)

Accumulated other comprehensive loss, net	$(611)	$(312)

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Net Income per Share
      The computations of basic and diluted net income per share for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,

	2005	2004

	($ in thousands,
	except per share data)
Basic net income per share:
Net income	$39,198	$23,899
Average shares — basic	116,398,277	116,781,169
Basic net income per share	$0.34	$0.20

Diluted net income per share:
Net income	$39,198	$23,899
Average shares — basic	116,398,277	116,781,169
Effect of dilutive securities:
Option shares and unvested restricted stock	1,073,829	1,949,945
Convertible debt	—	—
Call options	—	—

Average shares — diluted	117,472,106	118,731,114

Diluted net income per share	$0.33	$0.20

Note 12.	Stock-Based Compensation
      We account for our stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. In accordance with APB 25, compensation cost is recognized for our options and restricted stock granted to employees where the exercise price is less than the market price of the underlying common stock on the date of grant. Such expense is recognized on a ratable basis over the related vesting period of the award. Pro forma net income and net income per share as if we had applied

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended
	March 31,

	2005	2004

	($ in thousands,
	except per share data)
Net income as reported	$39,198	$23,899
Add back: Stock-based compensation expense from options included in reported net income, net of tax	81	34
Deduct: Total stock-based compensation expense determined under fair value-based method for all option awards, net of tax	(461)	(334)

Pro forma net income	$38,818	$23,599

Net income per share:
Basic — as reported	$0.34	$0.20

Basic — pro forma	$0.33	$0.20

Diluted — as reported	$0.33	$0.20

Diluted — pro forma	$0.33	$0.20

      The Black-Scholes option-pricing model assumptions used to estimate the fair value of each option grant on its grant date for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended
	March 31,

	2005	2004

Dividend yield	—	—
Expected volatility	30%	36%
Risk-free interest rate	3.99%	3.26%
Expected life	6 years	6 years
      The pro forma net effect of the total stock-based compensation expense determined under the fair value-based method for all awards may not be representative of future disclosures because the estimated fair value of options is amortized to expense over the vesting period and additional options may be granted in future years.
Note 13.  Commitments and Contingencies
      As of March 31, 2005, we had unfunded commitments to extend credit to our clients of $2.4 billion. As of March 31, 2005, we had issued $123.7 million in letters of credit which expire at various dates over the next eight years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $14.0 million, in the consolidated balance sheet as of March 31, 2005.

CAPITALSOURCE INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 14.	Subsequent Events
      In April 2005, we completed a $1.25 billion term debt transaction. As with all of our prior term debt transactions, we recorded this transaction as an on-balance sheet financing. The transaction covers the sale of $1.14 billion of floating-rate asset-backed notes, which are backed by a $1.25 billion diversified pool of commercial loans from our portfolio. The offered notes represent 91.35% of the collateral pool. We retained an 8.65% interest in the collateral pool. The blended pricing for the offered notes (excluding fees) was 30-day LIBOR plus 31.4 basis points. We used the proceeds to repay outstanding indebtedness under certain of our credit facilities.
      In April 2005, we combined our $400.0 million and $100.0 million credit facilities with Wachovia into a single $500.0 million credit facility under principally the same terms as those existing prior to the combination. CapitalSource Acquisition Funding, LLC, the subsidiary under which funding was obtained for the $100.0 million facility, was dissolved. The funding for the combined facility is obtained through CapitalSource Funding III Inc. The maturity date for the combined facility is April 10, 2008.
      In April 2005, we granted an aggregate of 287,500 shares of restricted stock to certain executive officers at a weighted average price of $23.01. We also committed to grant an additional 582,500 shares to certain executive officers over the next five years. All of these shares will be fully vested after five years, assuming the relevant executive officer remains our employee at that time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
      This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our clients’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements. More detailed information about these factors is contained herein in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the “Risk Factors” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2005.
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
      We offer a range of senior secured asset-based loans, first mortgage loans, senior secured cash flow loans and mezzanine loans to our clients. Although we occasionally make loans greater than $50 million, our loans generally range from $1 million to $50 million, with an average loan size as of March 31, 2005 of $6.7 million, and generally have a maturity of two to five years. Substantially all of our loans require monthly interest payments at variable rates. In many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining.
      Our revenue consists of interest and fees from our loans and, to a lesser extent, other income which includes unrealized appreciation (depreciation) on certain investments, gains (losses) on the sale of warrants and other investments, gains (losses) on derivatives, third-party loan servicing income, income from fee generating business and deposits forfeited by our prospective borrowers. Our expenses consist principally of interest expense on our borrowings, our provision for loan losses and operating expenses, which include compensation and employee benefits and other administrative expenses.
      We borrow money from our lenders primarily at variable interest rates. We generally lend money at variable rates based on the prime rate. To a large extent, our operating results and cash flow depend on the difference between the interest rate at which we borrow funds and the interest rate at which we lend these funds.
      The primary driver of our results of operations and financial condition has been our significant growth since our inception on September 7, 2000. Our interest earning assets, which consist primarily of loans, grew to $5.0 billion as of March 31, 2005, an increase of 6%, from $4.7 billion as of December 31, 2004, and generated a gross yield of 11.46% for the three months ended March 31, 2005.
      We believe we have been able to manage our significant growth since inception without material adverse effects on the credit quality of our portfolio. We have provided an allowance for loan losses consistent with our expectation of losses inherent in our portfolio. As of March 31, 2005, loans with an aggregate principal balance of $53.0 million were 60 or more days delinquent. As of March 31, 2005, loans with an aggregate principal balance of $70.2 million were on non-accrual status.
      Our business depends on our access to external sources of financing and the cost of such funds. Since inception, we have funded our business through a combination of secured credit facilities, secured term debt, convertible debt, equity and retained earnings. The weighted average interest cost of our borrowings for the three months ended March 31, 2005 was 3.71%. All of our term debt transactions have been accounted for as on-balance sheet financings with no gain or loss recorded on the transactions. As of March 31, 2005, our debt to equity ratio was 3.95x. Our ability to continue to grow depends to a large extent on our ability to continue to borrow from our lenders and our access to the debt capital markets. To the extent these markets were to suffer from prolonged disruptions, our ability to finance continued growth could be hampered. We believe that our capital structure and access to additional funding sources provide us with the flexibility to continue to grow our assets as we pursue attractive lending opportunities.
      We accelerated our hiring and investments in other operational assets during our first years in operation and have continued to make these investments. We believe our expenses generally will continue to decrease as a percentage of our average total assets as we continue to monitor our operating expenses and spread these expenses over a growing portfolio of loans. For the three months ended March 31, 2005, the ratio of our operating expenses to average total assets was 2.58%, down from 3.36% for the three months ended March 31, 2004.
      During the three months ended March 31, 2005, short-term interest rates rose, and we expect them to continue to rise. Increases in short-term interest rates will have a positive impact on our net interest income as substantially all of our loans are at variable rates, while certain of our borrowings are at fixed rates. However, with respect to our borrowers who generate cash flow in an amount that is only sufficient to service our debt, rising interest rates may adversely affect their ability to service our debt absent any improvements in their businesses. We intend to closely monitor the effect of interest rate movements on our clients’ ability to make timely payments.

     Portfolio Composition
      Our security alarm industry loans were included in our Healthcare and Specialty Finance Business as of March 31, 2005 and in our Structured Finance Business as of December 31, 2004, and are reflected as such in the portfolio statistics below. The composition of our loan portfolio by loan type and by lending business as of March 31, 2005 and December 31, 2004 was as follows:

	March 31, 2005		December 31, 2004

	($ in thousands)
Composition of portfolio by loan type:
Senior secured cash flow loans	$1,590,710	34%	$1,583,411	37%
Senior secured asset-based loans	1,557,038	33	1,327,556	31
First mortgage loans	1,299,970	27	1,120,204	26
Mezzanine loans	269,590	6	243,354	6

Total	$4,717,308	100%	$4,274,525	100%

Composition of portfolio by lending business:
Corporate Finance	$1,765,746	38%	$1,709,180	40%
Healthcare and Specialty Finance	1,620,201	34	1,229,804	29
Structured Finance	1,331,361	28	1,335,541	31

Total	$4,717,308	100%	$4,274,525	100%

      We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by lending business as of March 31, 2005 were as follows:

	Number		Number	Average
	of	Average	of	Loan Size
	Loans	Loan Size	Clients	Per Client

	($ in thousands)
Composition of portfolio by lending business:
Corporate Finance	235	$7,514	104	$16,978
Healthcare and Specialty Finance	276	5,870	199	8,142
Structured Finance	188	7,082	172	7,740

Overall portfolio	699	6,749	475	9,931

      The scheduled maturities of our loan portfolio by type as of March 31, 2005 were as follows:

	Due in	Due in One
	One Year	to Five	Due After
	Or Less	Years	Five Years	Total

	($ in thousands)
Scheduled maturities by loan type:
Senior secured cash flow loans	$220,083	$1,311,464	$59,163	$1,590,710
Senior secured asset-based loans	262,853	1,281,882	12,303	1,557,038
First mortgage loans	249,725	1,049,374	871	1,299,970
Mezzanine loans	54,708	198,726	16,156	269,590

Total	$787,369	$3,841,446	$88,493	$4,717,308

      The dollar amounts of all fixed-rate and adjustable-rate loans by loan type as of March 31, 2005 were as follows:

	Adjustable	Fixed
	Rates	Rates	Total

	($ in thousands)
Composition of portfolio by loan type:
Senior secured cash flow loans	$1,545,993	$44,717	$1,590,710
Senior secured asset-based loans	1,524,801	32,237	1,557,038
First mortgage loans	1,272,012	27,958	1,299,970
Mezzanine loans	139,557	130,033	269,590

Total	$4,482,363	$234,945	$4,717,308

Percentage of total portfolio	95%	5%	100%

      We also invest in equity interests, typically in connection with a loan to a client. The investments include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments. As of March 31, 2005 and December 31, 2004, the carrying value of our investments was $49.8 million and $44.0 million, respectively. As of March 31, 2005, investments totaling $9.1 million are carried at fair value with increases and decreases recorded in other income (expense).
      As of March 31, 2005, we had commitments to contribute up to an additional $15.0 million to ten private equity funds.

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

Other Income (Expense)
      Other income (expense) consists of gains (losses) on the sale of equity investments and warrants, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with HUD mortgage origination services, third-party servicing income and other miscellaneous fees and expenses not attributable to our loan operations.

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
      We operate as a single business segment and, therefore, this statement is not applicable. Because our clients require customized and sophisticated debt financing, we have created three lending businesses to develop the industry experience required to structure loans that reflect the particular credit and security characteristics required by different types of clients. However, we manage our operations as a whole rather than by lending business. For example:

•	To date, our resources have been sufficient to support our entire lending business. We obtain resources for the benefit of the entire company and do not allocate resources or capital to specific lending businesses based on their individual or relative performance. Generally, we fund all of our loans from common funding sources.

•	We have established common loan origination, credit underwriting, credit approval and loan monitoring processes, which are used by all lending businesses.

•	We do not factor the identity of the lending business originating a loan into our decision as to whether to fund proposed loans. Rather, we fund every loan that is approved by our credit committee and is acceptable to our customers, and we expect this trend to continue.

RESULTS OF OPERATIONS
      Our results of operations continue to be driven primarily by our rapid growth. The most significant factors influencing our results of operations for the three months ended March 31, 2005 and 2004 described in this section were:

•	Significant growth in our loan portfolio;

•	Increased borrowings to fund our growth;

•	Increased operating expenses, consisting primarily of higher employee compensation directly related to increases in the number of employees necessary to originate and manage our loan portfolio; and

•	Increased effective tax rate.
      Our operating results for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 were as follows:

	Three Months Ended
	March 31,

	2005	2004	$ Change	% Change

	($ in thousands)
Interest income	$108,574	$60,263	$48,311	80%
Fee income	26,483	20,576	5,907	29%
Interest expense	34,586	13,099	21,487	164%
Provision for loan losses	9,902	7,263	2,639	36%
Operating expenses	30,620	22,281	8,339	37%
Other income	4,310	351	3,959	1,128%
Income taxes	25,061	14,648	10,413	71%
Net income	39,198	23,899	15,299	64%
Comparison of the Three Months Ended March 31, 2005 and 2004

Interest Income
      The increase in interest income was due to the growth in average interest earning assets, primarily loans, of $2.1 billion, or 79%, as well as an increase in the interest component of yield to 9.21% for the three months ended March 31, 2005 from 9.08% for the three months ended March 31, 2004, largely due to the increase in short-term interest rates. Fluctuations in yields are driven by a number of factors including the coupon on new originations, the coupon on loans that pay down or pay off and the effect of external interest rates.

Fee Income
      The increase in fee income was the result of the growth in interest earning assets, offset partially by a decrease in yield from fee income to 2.25% for the three months ended March 31, 2005 from 3.10% for the three months ended March 31, 2004. The decrease in yield from fee income was primarily the result of a decrease in prepayment fees which aggregated $4.8 million for the three months ended March 31, 2005 compared to $8.8 million for the three months ended March 31, 2004. Prepayment-related fee income contributed 0.41% and 1.33%, respectively, to yield for the three months ended March 31, 2005 and 2004.

Interest Expense
      We fund our growth largely through borrowings. Consequently, the increase in our interest expense was primarily due to an increase in average borrowings of $2.0 billion, or 113%, as well as rising interest rates during the period. Our cost of borrowings increased to 3.71% for the three months ended March 31,

2005 from 2.97% for the three months ended March 31, 2004 due to rising interest rates, partially offset by lower borrowing margins and our use of more cost effective sources of financing.

Net Interest Margin
      Net interest margin, defined as net interest income divided by average interest earning assets, was 8.52% for the three months ended March 31, 2005, a decline of 169 basis points from 10.21% for the three months ended March 31, 2004. The decrease in net interest margin was primarily due to the increase in interest expense resulting from higher leverage as well as a decrease in yield from fee income, offset partially by an increase in the interest component of yield. Net interest spread, the difference between our gross yield on interest earning assets and the cost of our interest bearing liabilities, was 7.75% for the three months ended March 31, 2005, a decrease of 146 basis points from 9.21% for the three months ended March 31, 2004. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The decrease in net interest spread is attributable to the changes in its components as described above.
      The yields of interest earning assets and the costs of interest bearing liabilities for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,

	2005			2004

	($ in thousands)
		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Interest earning assets:
Interest income		$108,574	9.21%		$60,263	9.08%
Fee income		26,483	2.25		20,576	3.10

Total interest earning assets(1)	$4,780,423	135,057	11.46	$2,668,429	80,839	12.18
Total interest bearing liabilities(2)	3,784,303	34,586	3.71	1,776,490	13,099	2.97

Net interest spread		$100,471	7.75%		$67,740	9.21%

Net interest margin (net yield on interest earning assets)			8.52%			10.21%

(1)	Interest earning assets include loans, cash and restricted cash.

(2)	Interest bearing liabilities include credit facilities, term debt, convertible debt and repurchase agreements.

Provision for Loan Losses
      The increase in the provision reflected the growth and the seasoning of the portfolio and an increase in the balance of impaired loans in the portfolio. During the three months ended March 31, 2005 and 2004, we recorded specific reserves of $8.7 million and $3.2 million, respectively, for loans which we considered to be impaired. We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments.

Other Income
      The increase in other income was due to an increase in gain (loss) on investments of $2.4 million, an increase in gain (loss) on derivatives of $0.6 million, and the addition of $0.9 million in third-party servicing fees.

Operating Expenses
      The increase in operating expenses was primarily due to higher total employee compensation, which increased $6.5 million, or 44%. The higher employee compensation was attributable to the increase in employees to 426 as of March 31, 2005 from 310 as of March 31, 2004, as well as higher incentive compensation. A significant portion of employee compensation is composed of annual bonuses, which we accrue throughout the year. For the three months ended March 31, 2005 and 2004, bonus expense totaled $7.6 million and $5.5 million, respectively. The remaining $1.8 million increase in operating expenses for the three months ended March 31, 2005 was attributable to an increase of $0.4 million in professional fees, $0.2 million in travel and entertainment expenses, $0.6 million in rent and $0.6 million in other general business expenses.
      Operating expenses as a percentage of average total assets decreased to 2.58% for the three months ended March 31, 2005 from 3.36% for the three months ended March 31, 2004. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income and other income, decreased to 29.2% for the three months ended March 31, 2005 from 32.7% for the three months ended March 31, 2004. The improvements in operating expenses as a percentage of average total assets and the efficiency ratio were attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of loans. The improvement in our efficiency ratio also partially resulted from the significant increase in our net interest and fee income and in other income.

Income Taxes
      We provided for income taxes on the income earned for the three months ended March 31, 2005 based on a 39.0% effective tax rate. Our effective tax rate was 38.0% for the three months ended March 31, 2004 and 39.2% for the year ended December 31, 2004. This increase in the effective tax rate from March 31, 2004 to December 31, 2004 was the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2003 plus a change in the estimated tax rate for 2004 which was accounted for in the third quarter 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents
      As of March 31, 2005 and December 31, 2004, we had $87.8 million and $206.1 million, respectively, in cash and cash equivalents. The decrease in cash as of March 31, 2005 compared to December 31, 2004 was primarily due to an unusually high cash balance as of December 31, 2004 resulting from anticipated loan closings that did not occur by year end and loan collections and prepayments that were received just prior to year end. We invest cash on hand in short-term liquid investments. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.
      We had $169.7 million and $237.2 million of restricted cash as of March 31, 2005 and December 31, 2004, respectively. The restricted cash represents principal and interest collections on loans collateralizing our term debt, collateral for letters of credit issued for the benefit of clients, interest collections on loans pledged to our credit facilities and other items such as client holdbacks and escrows. Interest rate swap payments, interest payable and servicing fees are deducted from the monthly interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Credit Quality and Allowance for Loan Losses
      As of March 31, 2005 and December 31, 2004, loans 60 or more days contractually delinquent, non-accrual loans and impaired loans were as follows:

	March 31,	December 31,
Asset Classification	2005	2004

	($ in thousands)
Loans 60 or more days contractually delinquent	$52,971	$32,278
Non-accrual loans(1)	70,196	22,443
Impaired loans(2)	142,117	32,957
Less: loans in multiple categories	(100,186)	(23,120)

Total	$165,098	$64,558

Total as a percentage of total gross loans	3.50%	1.51%

(1)	Includes loans with an aggregate principal balance of $1.2 million and $0.7 million as of March 31, 2005 and December 31, 2004, respectively, that were also classified as loans 60 or more days contractually delinquent.

(2)	Includes loans with an aggregate principal balance of $30.0 million and $0.7 million, respectively, as of March 31, 2005 and December 31, 2004 that were also classified as loans 60 or more days contractually delinquent, and loans with an aggregate principal balance of $70.2 million and $22.4 million as of March 31, 2005 and December 31, 2004, respectively, that were also classified as loans on non-accrual status.
      As defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement, including principal and scheduled interest payments. Pursuant to SFAS No. 114, impaired loans include loans for which we expect to have a credit loss and other loans that are definitionally impaired, but for which we do not currently expect to have a credit loss. As of March 31, 2005 and December 31, 2004, impaired loans were classified as follows:

	March 31, 2005		December 31, 2004

		Specific		Specific
	Principal	Reserves	Principal	Reserves

	($ in thousands)
Impaired loans with specific reserves	$79,334	$13,785	$29,154	$5,101
Impaired loans with no specific reserves(1)	62,783	—	3,803	—

Total	$142,117	$13,785	$32,957	$5,101

(1)	There are no specific reserves applied to these loans as we believe it is probable that we will collect all principal and interest amounts due.
      For the three months ended March 31, 2005, loans with an aggregate carrying value of $32.5 million as of March 31, 2005 were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of March 31, 2005, these loans were also classified as impaired loans since, under SFAS No. 114, loans classified as troubled debt restructurings are also classified as impaired loans generally for a period of one year following the restructuring. There are no specific reserves applied to these loans as we believe it is probable that we will collect all principal and interest amounts due. For the year ended December 31, 2004, loans with an aggregate carrying value of $24.9 million as of December 31, 2004 were classified as troubled debt restructurings. The specific reserve for loans classified as troubled debt restructurings was $0.1 million as of December 31, 2004.
      We have provided an allowance for loan losses to cover estimated losses inherent in the loan portfolio. Our allowance for loan losses was $45.1 million and $35.2 million as of March 31, 2005 and December 31, 2004, respectively. These amounts equate to 0.96% and 0.82% of loans as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005 and December 31, 2004, $13.8 million and $5.1 million, respectively, of allowance for loan losses related to specific reserves. These amounts equate to 0.29% and 0.12% of loans as of March 31, 2005 and December 31, 2004, respectively. We recorded de minimis charge offs during the three months ended March 31, 2005 and charged off loans totaling $2.3 million during the three months ended March 31, 2004. Middle market lending involves credit risks which we believe will result in further credit losses in our portfolio.
      The activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31,

	2005	2004

	($ in thousands)
Balance as of beginning of period	$35,208	$18,025
Provision for loan losses	9,902	7,263
Charge offs	(5)	(2,286)

Balance as of end of period	$45,105	$23,002

Investments
      As of March 31, 2005 and December 31, 2004, we had $49.8 million and $44.0 million, respectively, in investments. This increase resulted from $5.5 million in additional investments, offset by $0.5 million from sales of investments and return of capital and the recognition of $0.8 million in unrealized gains on our investments.

Borrowings and Liquidity
      As of March 31, 2005 and December 31, 2004, we had outstanding borrowings totaling $3.9 billion and $3.7 billion, respectively. Borrowings under our various credit facilities, term debt, convertible debt and repurchase agreements have supported our loan growth. For a detailed discussion of our borrowings, see Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2005.
      Our funding sources, maximum facility amounts, amounts outstanding and unused available commitments, subject to certain minimum equity requirements and other covenants and conditions as of March 31, 2005 were as follows:

	Maximum Facility	Amount	Unused
Funding Source	Amount	Outstanding	Capacity

	($ in thousands)
Credit facilities	$1,940,000	$1,516,345	$423,655
Term debt(1)	—	1,830,999	—
Convertible debt(1)	—	555,000	—
Repurchase agreements	300,000	—	300,000

Total		$3,902,344	$723,655

(1)	Our term and convertible debt are one-time fundings that do not provide any ability for us to draw down additional amounts.
      The following changes to our borrowings have occurred since December 31, 2004:

Credit Facilities
      In February 2005, we amended our $150.0 million term loan agreement with Harris Nesbitt Financing Inc. to make it a $100.0 million revolving loan agreement collateralized by accounts receivable and other assets of one of our borrowers. At the time that the term loan agreement was amended, the outstanding balance was $50.0 million. The 30-day LIBOR margin on the amended revolving loan agreement was reduced from 1.50% to 1.40%, and the maturity date was extended from December 2005 to February 2006.
      In February 2005, we amended our $400.0 and $100.0 million credit facilities with Wachovia Capital Markets LLC (“Wachovia”) to decrease the commercial paper rate margin on the credit facilities from 0.90% to 0.75%.
      In March 2005, we amended our $640.0 million credit facility with an affiliate of Citigroup Global Markets Inc. to decrease the 30-day LIBOR margin on the credit facility from 0.90% to 0.75%.
      In April 2005, we combined our $400.0 million and $100.0 million credit facilities with Wachovia into a single $500.0 million credit facility under principally the same terms as those existing prior to the combination. CapitalSource Acquisition Funding, LLC, the subsidiary under which funding was obtained for the $100.0 million facility, was dissolved. The funding for the combined facility is obtained through CapitalSource Funding III Inc. The maturity date for the combined facility is April 10, 2008.

Term Debt
      In January 2005, we repaid the remaining outstanding balance of the offered notes related to the 2002-1 term debt transaction.
      In April 2005, we completed a $1.25 billion term debt transaction. As with all of our prior term debt transactions, we recorded this transaction as an on-balance sheet financing. The transaction covers the sale of $1.14 billion of floating-rate asset-backed notes, which are backed by a $1.25 billion diversified pool of commercial loans from our portfolio. The offered notes represent 91.35% of the collateral pool. We retained an 8.65% interest in the collateral pool. The blended pricing for the offered notes (excluding fees)

was LIBOR plus 31.4 basis points. We used the proceeds to repay outstanding indebtedness under certain of our credit facilities.

Other Liquidity
      Additional liquidity is provided by our cash flow from operations. For the three months ended March 31, 2005 and 2004, we generated cash flow from operations of $29.6 million and $27.6 million, respectively.
      Proceeds from our equity offerings, borrowings on our credit facilities and term loans, the issuance of asset-backed notes in our term debt transactions and the issuance of convertible debt provide cash from financing activities. For the three months ended March 31, 2005 and 2004, we generated cash flow from financing activities of $195.8 million and $271.5 million, respectively.
      Investing activities primarily relate to loan origination. For the three months ended March 31, 2005 and 2004, we used cash in investing activities of $343.8 million and $291.8 million, respectively.
      As of March 31, 2005, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $1.6 billion. Our obligation to fund unfunded commitments generally is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. Provided our clients’ additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.
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

Off-Balance Sheet Risk
      Depending on the legal structure of the transaction, term debt securitizations may either be accounted for as off-balance sheet with a gain or loss on the sale recorded in the statement of income or accounted for as on-balance sheet financings. All of our term debt transactions to date, including the April 2005 securitization, have been recorded as on-balance sheet financings.
      We are subject to off-balance sheet risk in the normal course of business primarily from commitments to extend credit. As of March 31, 2005 and December 31, 2004, we had unfunded commitments to extend credit to our clients of $2.4 billion and $2.1 billion, respectively. As of March 31, 2005 and December 31, 2004, we had issued $123.7 million and $112.8 million, respectively, in letters of credit which expire at various dates over the next eight years. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments we hold.

      Approximately 74% of the aggregate outstanding principal amount of our loans had interest rate floors as of March 31, 2005. The loans with interest rate floors as of March 31, 2005 were as follows ($ in thousands):

Loans with contractual interest rates:
Exceeding the interest rate floor	$3,154,644	67%
At the interest rate floor	24,631	1
Below the interest rate floor	300,905	6
Loans with no interest rate floor	1,237,128	26

Total	$4,717,308	100%

      We use interest rate swap agreements to hedge fixed-rate and prime rate loans pledged as collateral for our term debt. Our interest rate swap agreements modify our exposure to interest rate risk by converting fixed-rate and prime rate loans to a 30-day LIBOR rate. We enter into interest rate swaps to offset the basis swaps required by our term debt. Additionally, we use interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt. The fair market values of the interest rate swap agreements were $(0.3) million and $(0.9) million as of March 31, 2005 and December 31, 2004, respectively. The fair value of the interest rate cap agreements was not significant as of March 31, 2005 and December 31, 2004.
      We are required to enter into interest rate swaps if we have more than $50.0 million of fixed-rate loans collateralizing our multi-bank credit facility. As of March 31, 2005, we had $30.3 million of fixed-rate loans collateralizing the facility. Therefore, as of March 31, 2005, we were not required to enter into fixed-rate interest rate swaps. We may make additional fixed rate loans in the future, which could require us to enter into new interest rate swap agreements.
      For a detailed discussion of our derivatives and off-balance sheet financial instruments, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments, in our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2005 and Quantitative and Qualitative Disclosures About Market Risk below.
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
      If a loan is 90 days or more past due, or we think it is probable that the borrower will not be able to service its debt and other obligations, we will place the loan on non-accrual status. When a loan is placed on non-accrual status, interest and fees previously recognized as income but not yet paid are reversed and the recognition of interest and fee income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We will make exceptions to this policy if the loan is well secured and in the process of collection.
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
      We evaluate the internal credit ratings assigned to loans at least quarterly to reflect the current credit risk of the borrower. The reserve factors are primarily based on historical industry loss statistics adjusted for our own credit experience and economic conditions.
      We also establish specific allowances for loan losses for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. As defined by SFAS No. 114, we consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement, including principal and scheduled interest payments. We charge off loans against the allowance when realization from the sale of the collateral or the enforcement of guarantees does not exceed the outstanding loan amount.
      If our internal credit ratings, reserve factors or specific allowances for loan losses are not accurate, our assets would be misstated.
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
     Term Debt Transactions
      Periodically, we transfer pools of loans to special purpose entities for use in term debt transactions. These on-balance sheet term debt securitizations comprise a significant source of our overall funding, with the face amount of the outstanding loans assumed by third parties totaling $2.1 billion and $2.4 billion as of March 31, 2005 and December 31, 2004, respectively. Transfers of loans have not met the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. If our judgments as to whether the term debt transactions met the requirements for on-balance sheet financing were not appropriate, the accounting would be materially different with gains or losses recorded on the transfer of loans.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Quantitative and Qualitative Disclosures About Market Risk” section included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2005. There have been no material changes to our exposures to those market risks since December 31, 2004. In addition, for a detailed discussion of our derivatives and off-balance sheet financial instruments, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments, in our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2005.

Item 4.	Controls and Procedures
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2005.

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

CAPITALSOURCE INC.

Date: May 10, 2005	/s/ John K. Delaney John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2005	/s/ Thomas A. Fink Thomas A. Fink Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2005	/s/ James M. Mozingo James M. Mozingo Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3.2	Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.1	Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.2	Indenture dated as of May 16, 2002, by and between CapitalSource Commercial Loan Trust 2002-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.3	Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.4	Indenture dated as of April 17, 2003, by and between CapitalSource Commercial Loan Trust 2003-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.5	Indenture dated as of September 17, 2003, between CapitalSource Funding II Trust and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.6	Indenture dated as of November 25, 2003, by and between CapitalSource Commercial Loan Trust 2003-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
4.7	Indenture dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.7.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118744)).
4.8	Indenture dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
4.9	Indenture dated as of October 28, 2004, by and between CapitalSource Commercial Loan Trust 2004-2, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 28, 2004).
4.10	Indenture dated as of July 7, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).

Exhibit
No.	Description

4.10.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).
4.11	Indenture dated as of April 14, 2005, by and between CapitalSource Commercial Loan Trust 2005-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 20, 2005).
10.30*	Form of Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 31, 2005).
10.31*	Form of Non-Qualified Option Agreement for Director (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 31, 2005).
10.32*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 31, 2005).
10.33*	Summary of Non-employee Director Compensation (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.34	Sale and Servicing Agreement, dated as of April 14, 2005, by and among CapitalSource Commercial Loan Trust 2005-1, as the Issuer, CapitalSource Commercial Loan LLC, 2005-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 20, 2005).
31.1	Certificate of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Filed herewith.

*	Management contract or compensatory plan or arrangement.