Form 10-Q
period 2005-06-30
CAPITALSOURCE INC
filed 2005-08-05
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission File No. 1-31753
CapitalSource Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2206895
(State of Incorporation)	(I.R.S. Employer Identification No.)
4445 Willard Avenue, 12th Floor
Chevy Chase, MD 20815
(Address of Principal Executive Offices, Including Zip Code)
(800) 370-9431
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☑ Yes          ☐ No
      As of August 1, 2005, the number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding was 119,831,445.

CAPITALSOURCE INC.
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	2
	Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2005 and 2004	3
	Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended June 30, 2005	4
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2004	5
	Notes to the Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
Signatures		40
Index to Exhibits		41
EX-10.36
EX-10.37
EX-10.38
EX-10.39
EX-10.40
EX-12.1
EX-31.1
EX-31.2
EX-32

CapitalSource Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004

	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$156,564	$206,077
Restricted cash	229,103	237,176
Loans:
Loans	5,069,320	4,274,525
Less deferred loan fees and discounts	(105,933)	(98,936)
Less allowance for loan losses	(44,549)	(35,208)

Loans, net	4,918,838	4,140,381
Investments	50,711	44,044
Deferred financing fees, net	42,538	41,546
Other assets	43,712	67,605

Total assets	$5,441,466	$4,736,829

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities	$1,316,506	$964,843
Term debt	2,472,258	2,186,311
Convertible debt	555,000	555,000
Accounts payable and other liabilities	55,495	84,284

Total liabilities	4,399,259	3,790,438
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 121,103,112 and 119,227,495 shares issued; 119,803,112 and 117,927,495 shares outstanding, respectively)	1,198	1,179
Additional paid-in capital	820,348	761,579
Retained earnings	317,686	233,033
Deferred compensation	(66,229)	(19,162)
Accumulated other comprehensive loss, net	(870)	(312)
Treasury stock, at cost	(29,926)	(29,926)

Total shareholders’ equity	1,042,207	946,391

Total liabilities and shareholders’ equity	$5,441,466	$4,736,829

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Unaudited)
	($ in thousands, except per share data)
Net interest and fee income:
Interest	$119,267	$71,718	$227,841	$131,981
Fee income	38,469	15,262	64,952	35,838

Total interest and fee income	157,736	86,980	292,793	167,819
Interest expense	42,797	16,275	77,383	29,374

Net interest and fee income	114,939	70,705	215,410	138,445
Provision for loan losses	5,047	5,143	14,949	12,406

Net interest and fee income after provision for loan losses	109,892	65,562	200,461	126,039
Operating expenses:
Compensation and benefits	30,588	17,116	51,954	31,988
Other administrative expenses	10,521	10,442	19,775	17,851

Total operating expenses	41,109	27,558	71,729	49,839
Other income (expense):
Diligence deposits forfeited	329	1,984	1,477	3,095
Gain (loss) on investments, net	3,164	234	5,292	(20)
(Loss) gain on derivatives	(80)	259	(7)	(256)
Other income	2,321	4,454	3,282	4,463

Total other income	5,734	6,931	10,044	7,282

Net income before income taxes	74,517	44,935	138,776	83,482
Income taxes	29,062	17,075	54,123	31,723

Net income	$45,455	$27,860	$84,653	$51,759

Net income per share:
Basic	$0.39	$0.24	$0.73	$0.45
Diluted	$0.39	$0.24	$0.72	$0.44
Average shares outstanding:
Basic	116,669,187	115,770,083	116,539,867	116,274,840
Diluted	117,906,997	117,303,124	117,991,390	117,816,358
See accompanying notes.

CapitalSource Inc.
Consolidated Statement of Shareholders’ Equity

					Accumulated
		Additional			Other	Treasury	Total
	Common	Paid-In	Retained	Deferred	Comprehensive	Stock,	Shareholders’
	Stock	Capital	Earnings	Compensation	Loss, net	at cost	Equity

	(Unaudited)
	($ in thousands)
Total shareholders’ equity as of December 31, 2004	$1,179	$761,579	$233,033	$(19,162)	$(312)	$(29,926)	$946,391
Net income	—	—	84,653	—	—	—	84,653
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	—	(558)	—	(558)

Total comprehensive income							84,095
Stock option expense	—	180	—	—	—	—	180
Exercise of options	1	533	—	—	—	—	534
Proceeds from issuance of common stock	—	582	—	—	—	—	582
Restricted stock activity	18	54,041	—	(54,994)	—	—	(935)
Amortization of deferred compensation	—	—	—	7,927	—	—	7,927
Tax benefit on purchase of call option	—	1,752	—	—	—	—	1,752
Tax benefit on exercise of options	—	619	—	—	—	—	619
Tax benefit on issuance of restricted stock grants	—	1,062	—	—	—	—	1,062

Total shareholders’ equity as of June 30, 2005	$1,198	$820,348	$317,686	$(66,229)	$(870)	$(29,926)	$1,042,207

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,

	2005	2004

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$84,653	$51,759
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	180	214
Restricted stock activity	6	76
Amortization of deferred loan fees and discounts	(36,595)	(20,657)
Provision for loan losses	14,949	12,406
Amortization of deferred financing fees	11,459	5,833
Depreciation and amortization	1,314	932
Benefit for deferred income taxes	(1,351)	(4,362)
Amortization of deferred stock compensation	7,927	2,222
(Gain) loss on investments, net	(5,292)	20
Loss on derivatives	7	256
Decrease in other assets	3,094	3,147
Decrease in accounts payable and other liabilities	(14,549)	(1,172)

Cash provided by operating activities	65,802	50,674
Investing activities:
Decrease in restricted cash	8,073	25,305
Increase in loans, net	(744,003)	(861,028)
Acquisition of investments, net	(2,969)	(3,955)
Acquisition of property and equipment	(2,669)	(2,471)

Cash used in investing activities	(741,568)	(842,149)
Financing activities:
Payment of deferred financing fees	(12,451)	(16,934)
Repayments of repurchase agreement, net	—	(7,780)
Borrowings on credit facilities, net	351,663	210,482
Borrowings of term debt	1,153,160	765,625
Repayments of term debt	(867,235)	(228,516)
Borrowings of convertible debt	—	225,000
Proceeds from issuance of common stock, net	582	239
Proceeds from exercise of options	534	582
Call option transactions, net	—	(25,577)
Purchase of treasury stock	—	(29,939)

Cash provided by financing activities	626,253	893,182

(Decrease) increase in cash and cash equivalents	(49,513)	101,707
Cash and cash equivalents as of beginning of period	206,077	69,865

Cash and cash equivalents as of end of period	$156,564	$171,572

See accompanying notes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
      CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial finance company that provides a broad array of financial products to small and medium-sized businesses. We provide the following products:

•	Senior Secured Asset-Based Loans — loans that are underwritten based on our assessment of the client’s eligible accounts receivable and/or inventory;

•	Senior Secured Cash Flow Loans — loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Mortgage Loans — loans that are secured by first mortgages on the property of the client;

•	Term B, Second Lien, and Mezzanine Loans — loans, including subordinated mortgage loans, that come after a client’s senior loans in right of payment or upon liquidation; and

•	Private Equity Co-Investments — opportunistic equity investments, typically in conjunction with lending relationships and on the same terms as other equity investors.
      Our wholly owned significant subsidiaries and their purposes as of June 30, 2005 were as follows:

Entity	Purpose

CapitalSource Finance LLC	Primary operating subsidiary that conducts lending business of CapitalSource.
CapitalSource Holdings Inc.	Holding company for CapitalSource Finance LLC.
CapitalSource Funding Inc.	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CapitalSource Commercial Loan LLC, 2004-2 and CapitalSource Commercial Loan Trust 2004-2	Single-purpose, bankruptcy-remote subsidiaries established for issuance of term debt.
CapitalSource Commercial Loan LLC, 2005-1 and CapitalSource Commercial Loan Trust 2005-1	Single-purpose, bankruptcy-remote subsidiaries established for issuance of term debt.

Note 2.	Summary of Significant Accounting Policies

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our accounting policies are described in Note 2 of our audited December 31, 2004 financial statements included in our Annual Report on Form 10-K. The accounting policies that management has identified as critical or complex accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 36 of this Form 10-Q under the caption “Critical Accounting Policies.”

Note 3.	Recently Issued Accounting Guidance
      In April 2005, the Financial Accounting Standards Board (“FASB”) delayed the effective date for Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123 (R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to the beginning of the first fiscal year beginning after June 15, 2005. We plan to adopt SFAS No. 123 (R) using the modified prospective method when it becomes effective.

Note 4.	Credit Quality
      As of June 30, 2005 and December 31, 2004, the principal balance of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans were as follows:

	June 30,	December 31,
Asset Classification	2005	2004

	($ in thousands)
Loans 60 or more days contractually delinquent	$57,483	$32,278
Non-accrual loans(1)	112,409	22,443
Impaired loans(2)	174,853	32,957
Less: loans in multiple categories	(146,911)	(23,120)

Total	$197,834	$64,558

Total as a percentage of total loans	3.90%	1.51%

(1)	Includes loans with an aggregate principal balance of $34.5 million and $0.7 million as of June 30, 2005 and December 31, 2004, respectively, that were also classified as loans 60 or more days contractually delinquent.

(2)	Includes loans with an aggregate principal balance of $34.5 million and $0.7 million, respectively, as of June 30, 2005 and December 31, 2004 that were also classified as loans 60 or more days contractually delinquent, and loans with an aggregate principal balance of $112.4 million and $22.4 million as of June 30, 2005 and December 31, 2004, respectively, that were also classified as loans on non-accrual status.
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
      The average balance of impaired loans during the three and six months ended June 30, 2005 was $157.0 million and $121.8 million, respectively, and was $20.1 million and $17.0 million, respectively, during the three and six months ended June 30, 2004. The total amount of interest income that was recognized on impaired loans during the three and six months ended June 30, 2005 was $2.1 million and $6.1 million, respectively, and $0.3 million and $0.5 million, respectively, during the three and six months ended June 30, 2004.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the six months ended June 30, 2005, loans with an aggregate carrying value of $59.2 million as of June 30, 2005 were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of June 30, 2005, these loans were also classified as impaired loans since, under SFAS No. 114, loans classified as troubled debt restructurings are also classified as impaired loans generally for a period of one year following the restructuring. The specific reserve for loans classified as troubled debt restructurings was $1.4 million as of June 30, 2005. For the year ended December 31, 2004, loans with an aggregate carrying value of $24.9 million as of December 31, 2004 were classified as troubled debt restructurings. The specific reserve for loans classified as troubled debt restructurings was $0.1 million as of December 31, 2004.
      Activity in the allowance for loan losses for the six months ended June 30, 2005 and 2004 was as follows:

	Six Months Ended
	June 30,

	2005	2004

	($ in thousands)
Balance as of beginning of period	$35,208	$18,025
Provision for loan losses	14,949	12,406
Charge offs	(5,608)	(5,656)

Balance as of end of period	$44,549	$24,775

      As of June 30, 2005 and December 31, 2004, we had $1.7 million and $19.2 million, respectively, of real estate owned which is carried at the lower of cost or market and is included in other assets on the accompanying consolidated balance sheets. The decrease during the period is primarily the result of a sale of one of these properties that occurred during the first quarter 2005.

Note 5.	Investments
      Investments as of June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
	2005	2004

	($ in thousands)
Investments carried at cost	$40,212	$37,542
Investments carried at fair value:
Investments available-for-sale	2,131	2,606
Warrants	7,843	3,110
Investments accounted for under the equity method	525	786

Total	$50,711	$44,044

      For the three and six months ended June 30, 2005, we sold investments for $4.1 million and $5.0 million, respectively, recognizing gross pretax gains of $2.8 million and $3.4 million, respectively. For the three and six months ended June 30, 2004, we sold investments for $8.1 million and $9.6 million, respectively, recognizing gross pretax gains of $0.9 million and $1.2 million, respectively.
      As of June 30, 2005, we had commitments to contribute up to an additional $16.2 million to 11 private equity funds.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Borrowings
      As of June 30, 2005 and December 31, 2004, we had outstanding borrowings totaling $4.3 billion and $3.7 billion, respectively. For a detailed discussion of our borrowings, see Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2005.
      The following changes to our borrowings occurred during the three months ended June 30, 2005:

Credit Facilities
      In April 2005, we combined our $400.0 million and $100.0 million credit facilities with Wachovia Capital Markets LLC into a single $500.0 million credit facility under principally the same terms as those existing prior to the combination. The maturity date for the combined facility is April 10, 2008, subject to annual renewal by the lender on each anniversary date.
      In May 2005, we amended our $700.0 million credit facility lead by Harris Nesbitt Corp. to increase the maximum amount of the facility to $826.0 million, to establish two note classes and to add Bank of America, N.A. as a lender participating in the credit facility. In connection with the amendment, a Class A note was created with a maximum facility amount of $775.0 million with interest charged at the commercial paper rate plus 0.70%, and a Class B note was created with a maximum facility amount of $51.0 million with interest charged at the commercial paper rate plus 1.75%. The maximum advance rate under this credit facility was increased to 80% from 75%. The maturity date for the facility is May 24, 2007, subject to annual renewal by the lender on each anniversary date.
      In June 2005, we entered into a $300.0 million credit facility with JPMorgan Chase Bank, N.A. to finance our loans. The credit facility permits us to obtain financing of up to 85% of the outstanding principal balance of commercial loans we originate and transfer to this credit facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. As of June 30, 2005, no loans were financed by this credit facility. Interest on borrowings under the credit facility is charged either at the Federal Funds Rate, as defined, plus 1.25% for Federal Funds Borrowings, as defined, or at the Adjusted LIBO rate, as defined, plus 0.75% for Eurocurrency Borrowings, as defined. The maturity date for the facility is June 30, 2008, and it is not subject to annual renewal.
      In June 2005, we borrowed under our credit facility with Citigroup Global Markets Realty Corp, which was entered into in March 2005. This facility is secured by a pledge of the Class E and Class F notes retained by CapitalSource Finance LLC (“CapitalSource Finance”) in some of our term debt transactions. Total availability under this facility was $115.3 million as of June 30, 2005. Interest on borrowings under the credit facility is charged at 30-day LIBOR plus 3.50%. The maturity date for the facility is March 23, 2006, which may be extended by a period of up to one year.

Term Debt
      In April 2005, we completed a $1.25 billion term debt transaction. As with all of our prior term debt transactions, we recorded this transaction as an on-balance sheet financing. In conjunction with this transaction, we established a single-purpose, bankruptcy-remote subsidiary, CapitalSource Commercial Loan Trust 2005-1 (“Trust 2005-1”). The transaction covers the sale of $1.14 billion of floating-rate asset-backed notes, which are backed by a $1.25 billion diversified pool of commercial loans from our portfolio. Subject to the satisfaction of certain conditions, we remain the servicer of the loans. Simultaneously with the initial contributions, Trust 2005-1 issued $1.14 billion of notes to institutional investors. One of our subsidiaries retained $108.1 million in junior notes and 100% of the Trust’s certificates. The Class A-1, A-2, B, C, D and E notes carry an interest rate of 30-day LIBOR plus 0.09%, 0.19%, 0.28%, 0.70%, 1.25% and 3.15%, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The notes are expected to mature at various dates through February 2010. We used the proceeds to repay outstanding indebtedness under certain of our credit facilities.

Note 7.	Guarantor Information
      The following represents the unaudited supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of the convertible debt issued in March 2004 and July 2004, CapitalSource Holdings Inc. (“CapitalSource Holdings”) and CapitalSource Finance, which are guarantors of the convertible debentures, and our subsidiaries that are not guarantors of the convertible debentures as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004. CapitalSource Holdings and CapitalSource Finance have guaranteed the debentures, jointly and severally, on a senior basis. CapitalSource Finance is a wholly owned subsidiary of CapitalSource Holdings. Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet
June 30, 2005

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$—	$137,907	$18,657	$—	$156,564
Restricted cash	—	15,241	213,862	—	229,103
Loans:
Loans	—	4,030,230	1,047,826	(8,736)	5,069,320
Less deferred loan fees and discounts	—	—	(105,933)	—	(105,933)
Less allowance for loan losses	—	—	(44,549)	—	(44,549)

Loans, net	—	4,030,230	897,344	(8,736)	4,918,838
Investment in subsidiaries	1,575,538	—	464,468	(2,040,006)	—
Intercompany (due to)/ due from	—	(1,795)	1,795	—	—
Intercompany note receivable	—	—	27,029	(27,029)	—
Investments	—	—	50,711	—	50,711
Deferred financing fees, net	12,246	29,890	402	—	42,538
Other assets	15,131	1,426	27,155	—	43,712

Total assets	$1,602,915	$4,212,899	$1,701,423	$(2,075,771)	$5,441,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities	$—	$1,229,114	$87,392	$—	$1,316,506
Term debt	—	2,472,258	—	—	2,472,258
Convertible debt	555,000	—	—	—	555,000
Accounts payable and other liabilities	5,708	20,030	38,493	(8,736)	55,495
Intercompany note payable	—	27,029	—	(27,029)	—

Total liabilities	560,708	3,748,431	125,885	(35,765)	4,399,259

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,198	—	—	—	1,198
Additional paid-in capital	820,348	(205,596)	1,033,659	(828,063)	820,348
Retained earnings	317,686	670,632	542,930	(1,213,562)	317,686
Deferred compensation	(66,229)	—	—	—	(66,229)
Accumulated other comprehensive loss, net	(870)	(568)	(1,051)	1,619	(870)
Treasury stock, at cost	(29,926)	—	—	—	(29,926)

Total shareholders’ equity	1,042,207	464,468	1,575,538	(2,040,006)	1,042,207

Total liabilities and shareholders’ equity	$1,602,915	$4,212,899	$1,701,423	$(2,075,771)	$5,441,466

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Three Months Ended June 30, 2005

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$99,501	$20,412	$(646)	$119,267
Fee income	—	15,106	23,363	—	38,469

Total interest and fee income	—	114,607	43,775	(646)	157,736
Interest expense	4,178	38,299	966	(646)	42,797

Net interest and fee income	(4,178)	76,308	42,809	—	114,939
Provision for loan losses	—	—	5,047	—	5,047

Net interest and fee income after provision for loan losses	(4,178)	76,308	37,762	—	109,892
Operating expenses:
Compensation and benefits	—	834	29,754	—	30,588
Other administrative expenses	136	300	10,085	—	10,521

Total operating expenses	136	1,134	39,839	—	41,109
Other income (expense):
Diligence deposits forfeited	—	—	329	—	329
Gain on investments, net	—	—	3,164	—	3,164
(Loss) gain on derivatives	—	(252)	172	—	(80)
Other income	—	1,791	530	—	2,321
Earnings in subsidiaries	78,831	—	80,446	(159,277)	—
Intercompany	—	3,733	(3,733)	—	—

Total other income	78,831	5,272	80,908	(159,277)	5,734

Net income before income taxes	74,517	80,446	78,831	(159,277)	74,517
Income taxes	29,062	—	—	—	29,062

Net income	$45,455	$80,446	$78,831	$(159,277)	$45,455

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Six Months Ended June 30, 2005

		CapitalSource Holdings Inc.

		Combined Non-	Combined
		Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$194,981	$34,156	$(1,296)	$227,841
Fee income	—	24,508	40,444	—	64,952

Total interest and fee income	—	219,489	74,600	(1,296)	292,793
Interest expense	8,377	68,605	1,697	(1,296)	77,383

Net interest and fee income	(8,377)	150,884	72,903	—	215,410
Provision for loan losses	—	—	14,949	—	14,949

Net interest and fee income after provision for loan losses	(8,377)	150,884	57,954	—	200,461
Operating expenses:
Compensation and benefits	—	1,247	50,707	—	51,954
Other administrative expenses	294	430	19,051	—	19,775

Total operating expenses	294	1,677	69,758	—	71,729
Other income (expense):
Diligence deposits forfeited	—	—	1,477	—	1,477
Gain on investments, net	—	—	5,292	—	5,292
Gain (loss) on derivatives	—	789	(796)	—	(7)
Other income	—	2,463	819	—	3,282
Earnings in subsidiaries	147,447	—	157,437	(304,884)	—
Intercompany	—	4,978	(4,978)	—	—

Total other income	147,447	8,230	159,251	(304,884)	10,044

Net income before income taxes	138,776	157,437	147,447	(304,884)	138,776
Income taxes	54,123	—	—	—	54,123

Net income	$84,653	$157,437	$147,447	$(304,884)	$84,653

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Three Months Ended June 30, 2004

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$75,460	$1,297	$(5,039)	$71,718
Fee income	—	5,466	9,796	—	15,262

Total interest and fee income	—	80,926	11,093	(5,039)	86,980
Interest expense	1,000	15,625	4,689	(5,039)	16,275

Net interest and fee income	(1,000)	65,301	6,404	—	70,705
Provision for loan losses	—	—	5,143	—	5,143

Net interest and fee income after provision for loan losses	(1,000)	65,301	1,261	—	65,562
Operating expenses:
Compensation and benefits	—	308	16,808	—	17,116
Other administrative expenses	1	309	10,132	—	10,442

Total operating expenses	1	617	26,940	—	27,558
Other income (expense):
Diligence deposits forfeited	—	—	1,984	—	1,984
Gain on investments, net	—	—	234	—	234
Gain (loss) on derivatives	—	588	(329)	—	259
Other income	—	3,865	589	—	4,454
Earnings in subsidiaries	45,936	—	70,577	(116,513)	—
Intercompany	—	1,440	(1,440)	—	—

Total other income	45,936	5,893	71,615	(116,513)	6,931

Net income before income taxes	44,935	70,577	45,936	(116,513)	44,935
Income taxes	17,075	—	—	—	17,075

Net income	$27,860	$70,577	$45,936	$(116,513)	$27,860

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Six Months Ended June 30, 2004

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$138,785	$3,357	$(10,161)	$131,981
Fee income	—	12,697	23,141	—	35,838

Total interest and fee income	—	151,482	26,498	(10,161)	167,819
Interest expense	1,140	29,157	9,238	(10,161)	29,374

Net interest and fee income	(1,140)	122,325	17,260	—	138,445
Provision for loan losses	—	—	12,406	—	12,406

Net interest and fee income after provision for loan losses	(1,140)	122,325	4,854	—	126,039
Operating expenses:
Compensation and benefits	—	602	31,386	—	31,988
Other administrative expenses	40	384	17,427	—	17,851

Total operating expenses	40	986	48,813	—	49,839
Other income (expense):
Diligence deposits forfeited	—	—	3,095	—	3,095
Loss on investments, net	—	—	(20)	—	(20)
(Loss) gain on derivatives	—	(1,166)	910	—	(256)
Other income	—	4,061	402	—	4,463
Earnings in subsidiaries	84,662	—	126,837	(211,499)	—
Intercompany	—	2,603	(2,603)	—	—

Total other income	84,662	5,498	128,621	(211,499)	7,282

Net income before income taxes	83,482	126,837	84,662	(211,499)	83,482
Income taxes	31,723	—	—	—	31,723

Net income	$51,759	$126,837	$84,662	$(211,499)	$51,759

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2005

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$84,653	$157,437	$147,447	$(304,884)	$84,653
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	180	—	—	—	180
Restricted stock activity	6	—	—	—	6
Amortization of deferred loan fees and discounts	—	—	(36,595)	—	(36,595)
Provision for loan losses	—	—	14,949	—	14,949
Amortization of deferred financing fees	1,163	9,834	462	—	11,459
Depreciation and amortization	—	—	1,314	—	1,314
Benefit for deferred income taxes	(1,351)	—	—	—	(1,351)
Amortization of deferred stock compensation	7,927	—	—	—	7,927
Gain on investments, net	—	—	(5,292)	—	(5,292)
(Gain) loss on derivatives	—	(788)	795	—	7
Decrease in intercompany note receivable	—	—	5,570	(5,570)	—
Decrease in other assets	153	1,881	1,060	—	3,094
Increase (decrease) in accounts payable and other liabilities	793	3,258	(17,304)	(1,296)	(14,549)
Net transfers with subsidiaries	(94,486)	(499,395)	288,997	304,884	—

Cash (used in) provided by operating activities	(962)	(327,773)	401,403	(6,866)	65,802
Investing activities:
Decrease (increase) in restricted cash	—	10,093	(2,020)	—	8,073
Increase in loans, net	—	(358,236)	(387,063)	1,296	(744,003)
Acquisition of investments, net	—	—	(2,969)	—	(2,969)
Acquisition of property and equipment	—	5	(2,674)	—	(2,669)

Cash used in investing activities	—	(348,138)	(394,726)	1,296	(741,568)
Financing activities:
Payment of deferred financing fees	(154)	(12,267)	(30)	—	(12,451)
Decrease in intercompany note payable	—	(5,570)	—	5,570	—
Borrowings on credit facilities, net	—	264,271	87,392	—	351,663
Borrowings of term debt	—	1,141,825	11,335	—	1,153,160
Repayments of term debt	—	(744,973)	(122,262)	—	(867,235)
Proceeds from issuance of common stock, net	582	—	—		582
Proceeds from exercise of options	534	—	—	—	534

Cash provided by (used in) financing activities	962	643,286	(23,565)	5,570	626,253

Decrease in cash and cash equivalents	—	(32,625)	(16,888)	—	(49,513)
Cash and cash equivalents as of beginning of period	—	170,532	35,545	—	206,077

Cash and cash equivalents as of end of period	$—	$137,907	$18,657	$—	$156,564

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2004

		CapitalSource Holdings Inc.

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$51,759	$126,837	$84,662	$(211,499)	$51,759
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	214	—	—	—	214
Restricted stock activity	76	—	—	—	76
Amortization of deferred loan fees and discounts	—	—	(20,657)	—	(20,657)
Provision for loan losses	—	—	12,406	—	12,406
Amortization of deferred financing fees	343	5,452	38	—	5,833
Depreciation and amortization	—	—	932	—	932
Benefit for deferred income taxes	(4,362)	—	—	—	(4,362)
Amortization of deferred stock compensation	2,222	—	—	—	2,222
(Gain) loss on investments, net	—	(50)	70	—	20
Loss (gain) on derivatives	—	1,168	(912)	—	256
Decrease in intercompany note receivable	—	246,985	4,376	(251,361)	—
Decrease (increase) in other assets	152	(90)	3,085	—	3,147
Increase (decrease) in accounts payable and other liabilities	3,681	942	(10,863)	5,068	(1,172)
Net transfers with subsidiaries	(218,411)	(124,746)	131,658	211,499	—

Cash (used in) provided by operating activities	(164,326)	256,498	204,795	(246,293)	50,674
Investing activities:
(Increase) decrease in restricted cash	—	(1,386)	26,691	—	25,305
(Increase) decrease in loans, net	—	(876,264)	20,304	(5,068)	(861,028)
Acquisition of investments, net	—	—	(3,955)	—	(3,955)
Acquisition of property and equipment	—	—	(2,471)	—	(2,471)

Cash (used in) provided by investing activities	—	(877,650)	40,569	(5,068)	(842,149)
Financing activities:
Payment of deferred financing fees	(5,979)	(10,982)	27	—	(16,934)
Decrease in intercompany note payable	—	(4,376)	(246,985)	251,361	—
Borrowings under (repayments of) repurchase agreement, net	—	666	(8,446)	—	(7,780)
Borrowings on credit facilities, net	—	210,482	—	—	210,482
Borrowings of term debt	—	765,625	—	—	765,625
Repayments of term debt	—	(228,516)	—	—	(228,516)
Borrowings of convertible debt	225,000	—	—	—	225,000
Proceeds from issuance of common stock, net	239	—	—	—	239
Proceeds from exercise of options	582	—	—	—	582
Call option transactions, net	(25,577)	—	—	—	(25,577)
Purchase of treasury stock	(29,939)	—	—	—	(29,939)

Cash provided by (used in) financing activities	164,326	732,899	(255,404)	251,361	893,182

Increase (decrease) in cash and cash equivalents	—	111,747	(10,040)	—	101,707
Cash and cash equivalents as of beginning of period	—	37,848	32,017	—	69,865

Cash and cash equivalents as of end of period	$—	$149,595	$21,977	$—	$171,572

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Shareholders’ Equity

Common Stock Shares Outstanding
      Common stock share activity for the six months ended June 30, 2005 was as follows:

Outstanding as of December 31, 2004	117,927,495
Exercise of options	76,030
Issuance of shares under the Employee Stock Purchase Plan	34,872
Restricted stock and other stock grants, net	1,764,715

Outstanding as of June 30, 2005	119,803,112

Employee Stock Purchase Plan
      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Employee Stock Purchase Plan (“ESPP”). A total of 2.0 million shares of common stock are reserved for issuance under the ESPP. Such shares of common stock may be authorized but unissued shares of common stock, treasury shares or shares of common stock purchased on the open market by us. The ESPP will expire upon the earliest of such time as the Board of Directors, in its discretion, chooses to terminate the ESPP, when all of the shares of common stock have been issued under the ESPP or upon the expiration of ten years from the effective date of the ESPP. We issued 34,872 shares under the ESPP during the six months ended June 30, 2005. As of June 30, 2005, there are currently 1,843,846 shares remaining available for issuance under the ESPP.

Equity Incentive Plan
      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan (the “Plan”). A total of 14.0 million shares of common stock were reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) ten years after the effective date of the Plan. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. As of June 30, 2005, there were 5,116,676 shares remaining available for issuance under the Plan.

Restricted Stock
      Pursuant to the Plan, we have granted shares of restricted common stock to certain employees and non-employee directors of the Board of Directors, which vest over time, generally between one and five years. Of the 14.0 million shares initially authorized for awards under the Plan, up to 5.0 million shares were initially authorized to be granted in the form of restricted stock. For the six months ended June 30, 2005, we issued 1,909,393 shares of restricted stock at a weighted-average fair value of $22.90 and committed to issue an additional 588,513 shares of restricted stock. For the six months ended June 30, 2005, 102,500 shares of restricted stock were forfeited and 42,178 shares of restricted stock were surrendered as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Equity Incentive Plan. As of June 30, 2005, there were 1,426,196 shares of the initially authorized 5.0 million shares available for issuance as restricted stock under the Plan.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Income Taxes
      The reconciliation of the effective income tax rate and the federal statutory corporate income tax rate for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2005	2004		2005	2004

Federal statutory rate	35.0%	35.0%		35.0%	35.0%
State income taxes, net of federal tax benefit	3.8	2.8		3.8	2.8
Other	0.2	0.2		0.2	0.2

Effective income tax rate	39.0%	38.0	%(1)	39.0%	38.0	%(1)

(1)	We provided for income taxes on the income earned for the three and six months ended June 30, 2004 based on a 38.0% effective tax rate. However, we provided for income taxes on the total income earned in 2004 based on a 39.2% effective tax rate. This increase in the effective tax rate was the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2003 plus a change in the estimated tax rate for 2004 which was accounted for in the third quarter 2004.

Note 10.	Comprehensive Income
      Comprehensive income for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	($ in thousands)
Net income	$45,455	$27,860	$84,653	$51,759
Unrealized gain (loss) on available-for-sale security, net of tax	40	(1,060)	(290)	(1,179)
Unrealized loss on cash flow hedges, net of tax	(300)	(32)	(268)	(120)

Comprehensive income	$45,195	$26,768	$84,095	$50,460

      Accumulated other comprehensive loss as of June 30, 2005 and December 31, 2004 was as follows:

	June 30,	December 31,
	2005	2004

	($ in thousands)
Unrealized loss on available-for-sale security, net of tax	$(301)	$(11)
Unrealized loss on cash flow hedges, net of tax	(569)	(301)

Accumulated other comprehensive loss, net	$(870)	$(312)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Net Income per Share
      The computations of basic and diluted net income per share for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	($ in thousands, except per share data)
Basic net income per share:
Net income	$45,455	$27,860	$84,653	$51,759
Average shares — basic	116,669,187	115,770,083	116,539,867	116,274,840
Basic net income per share	$0.39	$0.24	$0.73	$0.45

Diluted net income per share:
Net income	$45,455	$27,860	$84,653	$51,759
Average shares — basic	116,669,187	115,770,083	116,539,867	116,274,840
Effect of dilutive securities:
Option shares, unvested restricted stock and other stock	1,237,810	1,533,041	1,451,523	1,541,518
Convertible debt	—	—	—	—
Call options	—	—	—	—

Average shares — diluted	117,906,997	117,303,124	117,991,390	117,816,358

Diluted net income per share	$0.39	$0.24	$0.72	$0.44

Note 12.	Stock-Based Compensation
      We account for our stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. In accordance with APB 25, compensation cost is recognized for our options and restricted stock granted to employees where the exercise price is less than the market price of the underlying common stock on the date of grant. Such expense is recognized on a ratable basis over the related vesting period of the award. Pro forma net income and net income per share as if we had applied the fair value

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognition provisions of SFAS No. 123 to stock-based compensation for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	($ in thousands, except per share data)
Net income as reported	$45,455	$27,860	$84,653	$51,759
Add back: Stock-based compensation expense from options included in reported net income, net of tax	29	35	109	69
Deduct: Total stock-based compensation expense determined under fair value-based method for all option awards, net of tax	(595)	(477)	(1,076)	(811)

Pro forma net income	$44,889	$27,418	$83,686	$51,017

Net income per share:
Basic — as reported	$0.39	$0.24	$0.73	$0.45

Basic — pro forma	$0.38	$0.24	$0.72	$0.44

Diluted — as reported	$0.39	$0.24	$0.72	$0.44

Diluted — pro forma	$0.38	$0.23	$0.71	$0.43

      The Black-Scholes option-pricing model assumptions used to estimate the fair value of each option grant on its grant date for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Dividend yield	—	—	—	—
Expected volatility	31%	32%	31%	32%
Risk-free interest rate	3.93%	3.95%	3.96%	3.61%
Expected life	6 years	6 years	6 years	6 years
      The pro forma net effect of the total stock-based compensation expense determined under the fair value-based method for all awards may not be representative of future disclosures because the estimated fair value of options is amortized to expense over the vesting period and additional options may be granted in future years.

Note 13.	Commitments and Contingencies
      As of June 30, 2005, we had unfunded commitments to extend credit to our clients of $2.6 billion. As of June 30, 2005, we had issued $142.9 million in letters of credit which expire at various dates over the next eight years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $4.6 million, in the consolidated balance sheet as of June 30, 2005.
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
FORWARD-LOOKING STATEMENTS AND PROJECTIONS
      This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to, among other things, management’s current predictions as to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our clients’ or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements. More detailed information about these factors is contained herein in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the “Risk Factors” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 15, 2005.
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
      We offer a range of senior secured asset-based loans, first mortgage loans, senior secured cash flow loans and mezzanine loans to our clients. Although we may make loans greater than $50 million, our loans generally range from $1 million to $50 million, with an average loan size as of June 30, 2005 of $6.6 million, and generally have a maturity of two to five years. Substantially all of our loans require monthly interest payments at variable rates. In many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining.
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
      The primary driver of our results of operations and financial condition has been our significant growth since our inception on September 7, 2000. Our interest earning assets, which consist primarily of loans, grew to $5.5 billion as of June 30, 2005, an increase of 17%, from $4.7 billion as of December 31, 2004, and generated a gross yield of 12.04% for the six months ended June 30, 2005.
      We believe we have been able to manage our significant growth since inception without material adverse effects on the credit quality of our portfolio. We have provided an allowance for loan losses consistent with our expectation of losses inherent in our portfolio. As of June 30, 2005, loans with an aggregate principal balance of $57.5 million were 60 or more days delinquent. As of June 30, 2005, loans with an aggregate principal balance of $112.4 million were on non-accrual status.
      Our business depends on our access to external sources of financing and the cost of such funds. Since inception, we have funded our business through a combination of secured credit facilities, secured term debt, convertible debt, equity and retained earnings. The weighted average interest cost of our borrowings for the six months ended June 30, 2005 was 3.99%. All of our term debt transactions have been accounted for as on-balance sheet financings with no gain or loss recorded on the transactions. As of June 30, 2005, our debt to equity ratio was 4.17x. Our ability to continue to grow depends to a large extent on our ability to continue to borrow from our lenders and our access to the debt capital markets. To the extent these markets were to suffer from prolonged disruptions, our ability to finance continued growth could be hampered. We believe that our capital structure and access to additional funding sources provide us with the flexibility to continue to grow our assets as we pursue attractive lending opportunities. We expect to obtain additional financing in a manner that we consider prudent, with the goal of maintaining a balanced and diverse pool of funding sources while minimizing our cost of funds.
      We accelerated our hiring and investments in other operational assets during our first years in operation and have continued to make these investments. We believe our expenses generally will continue to decrease as a percentage of our average total assets as we continue to monitor our operating expenses and spread these expenses over a growing portfolio of loans. For the six months ended June 30, 2005, the ratio of our operating expenses to average total assets was 2.91%, down from 3.38% for the six months ended June 30, 2004.
      During the six months ended June 30, 2005, short-term interest rates rose, and we expect them to continue to rise. Increases in short-term interest rates will have a positive impact on our net interest income as substantially all of our loans are at variable rates, while certain of our borrowings are at fixed rates. In addition, the amount of our interest earning assets exceeds the amount of our interest bearing liabilities.

Portfolio Composition
      Our security alarm industry loans were included in our Healthcare and Specialty Finance Business as of June 30, 2005 and in our Structured Finance Business as of December 31, 2004, and are reflected as such in the portfolio statistics below. The composition of our loan portfolio by loan type and by lending business as of June 30, 2005 and December 31, 2004 was as follows:

	June 30, 2005		December 31, 2004

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$1,778,224	35%	$1,327,556	31%
Senior secured cash flow loans	1,535,459	30	1,583,411	37
First mortgage loans	1,516,780	30	1,120,204	26
Mezzanine loans	238,857	5	243,354	6

Total	$5,069,320	100%	$4,274,525	100%

Composition of portfolio by lending business:
Healthcare and Specialty Finance	$1,883,315	37%	$1,229,804	29%
Corporate Finance	1,699,882	34	1,709,180	40
Structured Finance	1,486,123	29	1,335,541	31

Total	$5,069,320	100%	$4,274,525	100%

      We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by lending business as of June 30, 2005 were as follows:

	Number	Average	Number	Average Loan Size
	of Loans	Loan Size	of Clients	Per Client

	($ in thousands)
Composition of portfolio by lending business:
Healthcare and Specialty Finance	342	$5,507	256	$7,357
Corporate Finance	242	7,024	108	15,740
Structured Finance	183	8,121	163	9,117

Overall portfolio	767	6,609	527	9,619

      The scheduled maturities of our loan portfolio by type as of June 30, 2005 were as follows:

	Due in	Due in One
	One Year	to Five	Due After
	Or Less	Years	Five Years	Total

	($ in thousands)
Scheduled maturities by loan type:
Senior secured asset-based loans	$293,817	$1,424,046	$60,361	$1,778,224
Senior secured cash flow loans	235,457	1,223,227	76,775	1,535,459
First mortgage loans	322,974	1,153,536	40,270	1,516,780
Mezzanine loans	50,630	143,545	44,682	238,857

Total	$902,878	$3,944,354	$222,088	$5,069,320

      The dollar amounts of all fixed-rate and adjustable-rate loans by loan type as of June 30, 2005 were as follows:

	Adjustable	Fixed
	Rate Loans	Rate Loans	Total

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$1,744,415	$33,809	$1,778,224
Senior secured cash flow loans	1,490,216	45,243	1,535,459
First mortgage loans	1,385,128	131,652	1,516,780
Mezzanine loans	135,840	103,017	238,857

Total	$4,755,599	$313,721	$5,069,320

Percentage of total portfolio	94%	6%	100%

      We also invest in equity interests, typically in connection with a loan to a client. The investments include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments. As of June 30, 2005 and December 31, 2004, the carrying value of our investments was $50.7 million and $44.0 million, respectively. As of June 30, 2005, investments totaling $7.8 million were carried at fair value with increases and decreases recorded in other income (expense).
      As of June 30, 2005, we had commitments to contribute up to an additional $16.2 million to 11 private equity funds.

Interest and Fee Income
      Interest and fee income represents loan interest and net fee income earned from our loan operations. Substantially all of our loans charge interest at variable rates that generally adjust daily. Fee income includes the amortization of loan origination fees, net of the direct costs of origination, the amortization of original issue discount, the amortization of the discount or premium on loans acquired and other fees charged to borrowers. Loan prepayments may materially affect fee income since, in the period of prepayment, the amortization of remaining net loan origination fees and discounts is accelerated and prepayment penalties may be assessed on the prepaid loans.

Interest Expense
      Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. With the exception of our convertible debt, which pays a fixed rate, all of our borrowings charge interest at variable rates based primarily on 30-day LIBOR or commercial paper rates plus a margin. As our borrowings increase and as short term interest rates rise, our interest expense will increase. Deferred financing fees and the costs of acquiring debt, such as commitment fees and legal fees, are amortized over the shorter of either the first call period or the contractual maturity of the borrowing. Loan prepayments may materially affect interest expense since in the period of prepayment the amortization of remaining deferred financing fees and debt acquisition costs is accelerated.

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
      We operate as a single reporting segment. Because our clients require customized and sophisticated debt financing, we have created three lending businesses to develop the industry experience required to structure loans that reflect the particular credit and security characteristics required by different types of clients. However, we manage our operations as a whole rather than by lending business. For example:

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
RESULTS OF OPERATIONS
      Our results of operations continue to be driven primarily by our rapid growth. The most significant factors influencing our results of operations for the time periods described in this section were:

•	Significant growth in our loan portfolio;

•	Significant prepayments in our loan portfolio;

•	Increased borrowings to fund our growth;

•	Increased operating expenses, consisting primarily of higher employee compensation directly related to increases in the number of employees necessary to originate and manage our loan portfolio; and

•	Increased short-term interest rates.

      Our operating results for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

	($ in thousands)				($ in thousands)
Interest income	$119,267	$71,718	$47,549	66%	$227,841	$131,981	$95,860	73%
Fee income	38,469	15,262	23,207	152%	64,952	35,838	29,114	81%
Interest expense	42,797	16,275	26,522	163%	77,383	29,374	48,009	163%
Provision for loan losses	5,047	5,143	(96)	(2)%	14,949	12,406	2,543	20%
Operating expenses	41,109	27,558	13,551	49%	71,729	49,839	21,890	44%
Other income	5,734	6,931	(1,197)	(17)%	10,044	7,282	2,762	38%
Income taxes	29,062	17,075	11,987	70%	54,123	31,723	22,400	71%
Net income	45,455	27,860	17,595	63%	84,653	51,759	32,894	64%

Comparison of the Three Months Ended June 30, 2005 and 2004

Interest Income
      The increase in interest income was due to the growth in average interest earning assets, primarily loans, of $1.8 billion, or 54%, as well as an increase in the interest component of yield to 9.52% for the three months ended June 30, 2005 from 8.86% for the three months ended June 30, 2004, largely due to the increase in short-term interest rates. Fluctuations in yields are driven by a number of factors including the coupon on new originations, the coupon on loans that pay down or pay off and the effect of external interest rates.

Fee Income
      The increase in fee income was the result of the growth in interest earning assets as well as an increase in yield from fee income to 3.07% for the three months ended June 30, 2005 from 1.89% for the three months ended June 30, 2004. The increase in yield from fee income was primarily the result of an increase in prepayment fees, which aggregated $13.1 million for the three months ended June 30, 2005 compared to $2.1 million for the three months ended June 30, 2004 and an increase in loan administration and other fees due to portfolio growth. Prepayment-related fee income contributed 1.05% and 0.26%, respectively, to yield for the three months ended June 30, 2005 and 2004.

Interest Expense
      We fund our growth largely through borrowings. Consequently, the increase in our interest expense was primarily due to an increase in average borrowings of $1.7 billion, or 69%, as well as rising interest rates during the period. Our cost of borrowings increased to 4.25% for the three months ended June 30, 2005 from 2.74% for the three months ended June 30, 2004. This increase was the result of rising interest rates and an increase in amortization of deferred financing fees due to additional financings and higher loan prepayments in our term debt securitizations, partially offset by lower borrowing margins and our use of more cost effective sources of financing.

Net Interest Margin
      Net interest margin, defined as net interest income divided by average interest earning assets, was 9.18% for the three months ended June 30, 2005, an increase of 45 basis points from 8.73% for the three months ended June 30, 2004. The increase in net interest margin was primarily due to higher yield, partially offset by an increase in interest expense resulting from a higher cost of funds and higher leverage. Net interest spread, the difference between our gross yield on interest earning assets and the cost of our interest bearing liabilities, was 8.34% for the three months ended June 30, 2005, an increase of 33 basis points from 8.01% for the three months ended June 30, 2004. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The increase in net interest spread is attributable to the changes in its components as described above.

      The yields of interest earning assets and the costs of interest bearing liabilities for the three months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,

	2005			2004

		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

	($ in thousands)
Interest earning assets:
Interest income		$119,267	9.52%		$71,718	8.86%
Fee income		38,469	3.07		15,262	1.89

Total interest earning assets(1)	$5,023,928	157,736	12.59	$3,255,972	86,980	10.75
Total interest bearing liabilities(2)	4,038,993	42,797	4.25	2,385,912	16,275	2.74

Net interest spread		$114,939	8.34%		$70,705	8.01%

Net interest margin (net yield on interest earning assets)			9.18%			8.73%

(1)	Interest earning assets include loans, cash and restricted cash.

(2)	Interest bearing liabilities include credit facilities, term debt, convertible debt and repurchase agreements.

Provision for Loan Losses
      The decrease in the provision is the result of a decrease in the provision for general reserves, partially offset by an increase in the provision for specific reserves. During the three months ended June 30, 2005 and 2004, we recorded general reserves of $1.2 million and $4.5 million, respectively. The decrease in the provision for general reserves reflected the composition of the portfolio changing to a greater percentage of asset-based loans and first mortgage loans (for which types of loans we record lower general reserves). During the three months ended June 30, 2005 and 2004, we recorded specific reserves of $3.8 million and $0.6 million, respectively, for loans which we considered to be impaired. The increase in the provision for specific reserves is due to the increase in the balance of impaired loans in the portfolio. We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments.

Other Income
      The decrease in other income was due to a decrease in fees arising from our HUD mortgage origination services of $2.4 million and a decrease in diligence deposits forfeited of $1.7 million, partially offset by an increase in gain (loss) on investments of $2.9 million.

Operating Expenses
      The increase in operating expenses was primarily due to higher total employee compensation, which increased $13.5 million, or 79%. The higher employee compensation was attributable to an increase in employees to 436 as of June 30, 2005 from 364 as of June 30, 2004, as well as higher incentive compensation and the issuance of restricted stock under our equity incentive plan. A significant portion of employee compensation is composed of annual bonuses, which we accrue throughout the year. For the three months ended June 30, 2005 and 2004, bonus expense totaled $12.6 million and $7.5 million, respectively.
      Operating expenses as a percentage of average total assets decreased to 3.22% for the three months ended June 30, 2005 from 3.40% for the three months ended June 30, 2004. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income and other income, decreased to 34.07% for the three months ended June 30, 2005 from 35.50% for the three months ended June 30, 2004. The improvements in operating expenses as a percentage of average total assets and the efficiency ratio were attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of loans. Our efficiency ratio also improved partially due to the significant increase in our net interest and fee income and in other income.

Income Taxes
      We provided for income taxes on the income earned for the three months ended June 30, 2005 based on a 39.0% effective tax rate. Our effective tax rate was 38.0% for the three months ended June 30, 2004 and 39.2% for the year ended December 31, 2004. This increase in the effective tax rate from June 30, 2004 to December 31, 2004 was the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2003 plus a change in the estimated tax rate for 2004 which was accounted for in the third quarter 2004.

Comparison of the Six Months Ended June 30, 2005 and 2004

Interest Income
      The increase in interest income was due to the growth in average interest earning assets, primarily loans, of $1.9 billion, or 66%, as well as an increase in the interest component of yield to 9.37% for the six months ended June 30, 2005 from 8.96% for the six months ended June 30, 2004, largely due to the increase in short-term interest rates. Fluctuations in yields are driven by a number of factors including the coupon on new originations, the coupon on loans that pay down or pay off and the effect of external interest rates.

Fee Income
      The increase in fee income was primarily the result of the growth in interest earning assets as well as an increase in prepayment fees, which aggregated $18.2 million for the six months ended June 30, 2005 compared to $10.9 million for the six months ended June 30, 2004. Also contributing to the increase in fee income was a slight increase in yield from fee income to 2.67% for the six months ended June 30, 2005 from 2.43% for the six months ended June 30, 2004.

Interest Expense
      We fund our growth largely through borrowings. Consequently, the increase in our interest expense was primarily due to an increase in average borrowings of $1.8 billion, or 88%, as well as rising interest rates during the period. Our cost of borrowings increased to 3.99% for the six months ended June 30, 2005 from 2.84% for the six months ended June 30, 2004. This increase was the result of rising interest rates and an increase in amortization of deferred financing fees due to additional financings and higher loan prepayments in our term debt securitizations, partially offset by lower borrowing margins and our use of more cost effective sources of financing.

Net Interest Margin
      Net interest margin, defined as net interest income divided by average interest earning assets, was 8.86% for the six months ended June 30, 2005, a decline of 54 basis points from 9.40% for the six months ended June 30, 2004. The decrease in net interest margin was primarily due to the increase in interest expense resulting from a higher cost of funds and higher leverage, offset partially by an increase in yield. Net interest spread, the difference between our gross yield on interest earning assets and the cost of our interest bearing liabilities, was 8.05% for the six months ended June 30, 2005, a decrease of 50 basis points from 8.55% for the six months ended June 30, 2004. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The decrease in net interest spread is attributable to the changes in its components as described above.

      The yields of interest earning assets and the costs of interest bearing liabilities for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended June 30,

	2005			2004

		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

	($ in thousands)
Interest earning assets:
Interest income		$227,841	9.37%		$131,981	8.96%
Fee income		64,952	2.67		35,838	2.43

Total interest earning assets(1)	$4,902,992	292,793	12.04	$2,962,201	167,819	11.39
Total interest bearing liabilities(2)	3,912,351	77,383	3.99	2,081,201	29,374	2.84

Net interest spread		$215,410	8.05%		$138,445	8.55%

Net interest margin (net yield on interest earning assets)			8.86%			9.40%

(1)	Interest earning assets include loans, cash and restricted cash.

(2)	Interest bearing liabilities include credit facilities, term debt, convertible debt and repurchase agreements.

Provision for Loan Losses
      The increase in the provision is the result of an increase in the provision for specific reserves, partially offset by a decrease in the provision for general reserves. During the six months ended June 30, 2005 and 2004, we recorded specific reserves of $12.5 million and $3.7 million, respectively, for loans which we considered to be impaired. The increase in the provision for specific reserves is due to the increase in the balance of impaired loans in the portfolio. We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments. During the six months ended June 30, 2005 and 2004, we recorded general reserves of $2.4 million and $8.7 million, respectively. The decrease in the provision for general reserves reflected the composition of the portfolio changing to a greater percentage of asset-based loans and first mortgage loans (for which types of loans we record lower general reserves).

Other Income
      The increase in other income was primarily due to an increase in gain (loss) on investments of $5.3 million, an increase in third-party servicing fees of $1.1 million and an increase in gain (loss) on derivatives of $0.3 million, partially offset by a decrease in fees arising from our HUD mortgage origination services of $2.5 million and a decrease in diligence deposits forfeited of $1.6 million.

Operating Expenses
      The increase in operating expenses was primarily due to higher total employee compensation, which increased $20.0 million, or 62%. The higher employee compensation was attributable to an increase in employees to 436 as of June 30, 2005 from 364 as of June 30, 2004, as well as higher incentive compensation and the issuance of restricted stock under our equity incentive plan. A significant portion of employee compensation is composed of annual bonuses, which we accrue throughout the year. For the six months ended June 30, 2005 and 2004, bonus expense totaled $20.6 million and $13.4 million, respectively. The remaining $1.9 million increase in operating expenses for the six months ended June 30, 2005 was primarily attributable to an increase of $1.1 million in rent, an increase of $0.4 million in depreciation and amortization and an increase of $0.7 in other general business expenses, partially offset by a decrease in insurance of $0.3 million.
      Operating expenses as a percentage of average total assets decreased to 2.91% for the six months ended June 30, 2005 from 3.38% for the six months ended June 30, 2004. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income and other income, decreased to 31.82% for the six months ended June 30, 2005 from 34.20% for the six months ended June 30, 2004. The improvements in operating expenses as a percentage of average total assets and the efficiency ratio were attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of loans. The improvement in our efficiency ratio also partially resulted from the significant increase in our net interest and fee income and in other income.

Income Taxes
      We provided for income taxes on the income earned for the six months ended June 30, 2005 based on a 39.0% effective tax rate. Our effective tax rate was 38.0% for the six months ended June 30, 2004 and 39.2% for the year ended December 31, 2004. This increase in the effective tax rate from June 30, 2004 to December 31, 2004 was the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2003 plus a change in the estimated tax rate for 2004 which was accounted for in the third quarter 2004.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents
      As of June 30, 2005 and December 31, 2004, we had $156.6 million and $206.1 million, respectively, in cash and cash equivalents. The decrease in cash as of June 30, 2005 compared to December 31, 2004 was primarily due to an unusually high cash balance as of December 31, 2004 resulting from anticipated loan closings that did not occur by year end and loan collections and prepayments that were received just prior to year end. We invest cash on hand in short-term liquid investments. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.
      We had $229.1 million and $237.2 million of restricted cash as of June 30, 2005 and December 31, 2004, respectively. The restricted cash represents principal and interest collections on loans collateralizing our term debt, collateral for letters of credit issued for the benefit of clients, interest collections on loans pledged to our credit facilities and other items such as client holdbacks and escrows. Interest rate swap payments, interest payable and servicing fees are deducted from the monthly interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Credit Quality and Allowance for Loan Losses
      As of June 30, 2005 and December 31, 2004, the principal balance of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans were as follows:

	June 30,	December 31,
Asset Classification	2005	2004

	($ in thousands)
Loans 60 or more days contractually delinquent	$57,483	$32,278
Non-accrual loans(1)	112,409	22,443
Impaired loans(2)	174,853	32,957
Less: loans in multiple categories	(146,911)	(23,120)

Total	$197,834	$64,558

Total as a percentage of total gross loans	3.90%	1.51%

(1)	Includes loans with an aggregate principal balance of $34.5 million and $0.7 million as of June 30, 2005 and December 31, 2004, respectively, that were also classified as loans 60 or more days contractually delinquent.

(2)	Includes loans with an aggregate principal balance of $34.5 million and $0.7 million, respectively, as of June 30, 2005 and December 31, 2004 that were also classified as loans 60 or more days contractually delinquent, and loans with an aggregate principal balance of $112.4 million and $22.4 million as of June 30, 2005 and December 31, 2004, respectively, that were also classified as loans on non-accrual status.

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
      For the six months ended June 30, 2005, loans with an aggregate carrying value of $59.2 million as of June 30, 2005 were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of June 30, 2005, these loans were also classified as impaired loans since, under SFAS No. 114, loans classified as troubled debt restructurings are also classified as impaired loans generally for a period of one year following the restructuring. The specific reserve for loans classified as troubled debt restructurings was $1.4 million as of June 30, 2005. For the year ended December 31, 2004, loans with an aggregate carrying value of $24.9 million as of December 31, 2004 were classified as troubled debt restructurings. The specific reserve for loans classified as troubled debt restructurings was $0.1 million as of December 31, 2004.
      We have provided an allowance for loan losses to cover estimated losses inherent in the loan portfolio. Our allowance for loan losses was $44.5 million and $35.2 million as of June 30, 2005 and December 31, 2004, respectively. These amounts equate to 0.88% and 0.82% of loans as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005 and December 31, 2004, $12.0 million and $5.1 million, respectively, of allowance for loan losses related to specific reserves. These amounts equate to 0.24% and 0.12% of loans as of June 30, 2005 and December 31, 2004, respectively. During the six months ended June 30, 2005 and 2004, we charged off loans totaling $5.6 million and $5.7 million, respectively. Middle market lending involves credit risks which we believe will result in further credit losses in our portfolio.

Investments
      As of June 30, 2005 and December 31, 2004, we had $50.7 million and $44.0 million, respectively, in investments. This increase resulted from $9.2 million in additional investments, offset by $2.7 million from sales of investments and return of capital and the recognition of $0.2 million in unrealized gains on our investments.

Borrowings and Liquidity
      As of June 30, 2005 and December 31, 2004, we had outstanding borrowings totaling $4.3 billion and $3.7 billion, respectively. Borrowings under our various credit facilities, term debt, convertible debt and repurchase agreements have supported our loan growth. For a detailed discussion of our borrowings, see Note 6, Borrowings, in our unaudited consolidated financial statements for the quarterly period ended June 30, 2005 and Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2005.

      Our funding sources, maximum facility amounts, amounts outstanding and unused available commitments, subject to certain minimum equity requirements and other covenants and conditions as of June 30, 2005 were as follows:

	Maximum
	Facility	Amount	Unused
Funding Source	Amount	Outstanding	Capacity

	($ in thousands)
Credit facilities	$2,462,900	$1,316,506	$1,146,394
Term debt(1)	—	2,472,258	—
Convertible debt(1)	—	555,000	—
Repurchase agreements	300,000	—	300,000

Total		$4,343,764	$1,446,394

(1)	Our term and convertible debt are one-time fundings that do not provide any ability for us to draw down additional amounts.

Credit Facilities
      During the three months ended June 30, 2005, we increased our committed credit facility capacity by $522.9 million to $2.5 billion. This increase in capacity resulted from the addition of two new credit facilities and an increase in the total facility amount of one of our existing credit facilities. With these additions, we currently have six secured facilities with nine financial institutions. As of June 30, 2005, $1.6 billion of our committed facility capacity has scheduled maturity dates of between one and five years, of which $1.3 billion is subject to annual renewal.
      All of our facilities contain covenants that require us to maintain compliance with certain financial ratios, including maximum debt to equity and minimum net worth. As of June 30, 2005, we were in compliance with these covenants.

Term Debt
      In April 2005, we completed a $1.25 billion term debt transaction. The transaction covers the sale of $1.14 billion of floating-rate asset-backed notes, which are backed by a $1.25 billion diversified pool of commercial loans from our portfolio. The offered notes represent 91.35% of the collateral pool, and we retained an 8.65% interest in the collateral pool. The blended pricing for the offered notes (excluding fees) was 30-day LIBOR plus 31 basis points. We used the proceeds to repay outstanding indebtedness under certain of our credit facilities.

Other Liquidity
      In addition to our secured and unsecured borrowings, additional liquidity is provided by our cash flow from operations. For the six months ended June 30, 2005 and 2004, we generated cash flow from operations of $65.8 million and $50.6 million, respectively.
      Proceeds from our equity offerings, borrowings on our credit facilities and term loans, the issuance of asset-backed notes in our term debt transactions and the issuance of convertible debt provide cash from financing activities. For the six months ended June 30, 2005 and 2004, we generated cash flow from financing activities of $626.3 million and $893.2 million, respectively.
      Investing activities primarily relate to loan origination. For the six months ended June 30, 2005 and 2004, we used cash in investing activities of $741.6 million and $842.1 million, respectively.
      As of June 30, 2005, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $1.0 billion. Our obligation to fund unfunded commitments generally is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. Provided our clients’ additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.
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
      We are subject to off-balance sheet risk in the normal course of business primarily from commitments to extend credit. As of June 30, 2005 and December 31, 2004, we had unfunded commitments to extend credit to our clients of $2.6 billion and $2.1 billion, respectively. As of June 30, 2005 and December 31, 2004, we had issued $142.9 million and $112.8 million, respectively, in letters of credit which expire at various dates over the next eight years. These letters of credit may have the effect of creating, increasing or accelerating our borrowings. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments we hold.
      Approximately 67% of the aggregate outstanding principal amount of our loans had interest rate floors as of June 30, 2005. The loans with interest rate floors as of June 30, 2005 were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio

	($ in thousands)
Loans with contractual interest rates:
Exceeding the interest rate floor	$3,172,054	62%
At the interest rate floor	33,294	1
Below the interest rate floor	182,573	4
Loans with no interest rate floor	1,681,399	33

Total	$5,069,320	100%

      We use interest rate swap agreements to hedge fixed-rate and prime rate loans pledged as collateral for our term debt. Our interest rate swap agreements modify our exposure to interest rate risk by converting fixed-rate and prime rate loans to 30-day LIBOR. We enter into interest rate swaps to offset the basis swaps required by our term debt. Additionally, we use interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt. The fair market values of the interest rate swap agreements were $(1.3) million and $(0.9) million as of June 30, 2005 and December 31, 2004, respectively. The fair value of the interest rate cap agreements was not significant as of June 30, 2005 and December 31, 2004.

      We are required to enter into interest rate swaps if we have more than $50.0 million of fixed-rate loans collateralizing our multi-bank credit facility. As of June 30, 2005, we had $30.1 million of fixed-rate loans collateralizing the facility. Therefore, as of June 30, 2005, we were not required to enter into fixed-rate interest rate swaps. We may make additional fixed rate loans in the future, which could require us to enter into new interest rate swap agreements.
      For a detailed discussion of our derivatives and off-balance sheet financial instruments, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments, in our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2005, and Quantitative and Qualitative Disclosures about Market Risk below.
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

Term Debt Transactions
      Periodically, we transfer pools of loans to special purpose entities for use in term debt transactions. These on-balance sheet term debt securitizations comprise a significant source of our overall funding, with the face amount of the outstanding loans assumed by third parties totaling $2.8 billion and $2.4 billion as of June 30, 2005 and December 31, 2004, respectively. Transfers of loans have not met the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. If our judgments as to whether the term debt transactions met the requirements for on-balance sheet financing were not appropriate, the accounting would be materially different with gains or losses recorded on the transfer of loans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Quantitative and Qualitative Disclosures about Market Risk section included in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 15, 2005. There have been no material changes to our exposures to those market risks since December 31, 2004. In addition, for a detailed discussion of our derivatives and off-balance sheet financial instruments, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments, in our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2005.

ITEM 4.	CONTROLS AND PROCEDURES
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2005.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      A summary of our repurchases of shares of our common stock for the three months ended June 30, 2005 was as follows:

				Shares Purchased	Maximum
				as Part of	Number of Shares
	Total Number		Average	Publicly	that May Yet be
	of Shares		Price Paid	Announced Plans	Purchased Under
	Purchased		per Share	or Programs	the Plans

April 1 — April 30, 2005	35,211	(1)	$22.98	—	—
May 1 — May 30, 2005	6,967	(1)	19.00	—	—
June 1 — June 30, 2005	—		—	—	—

Total	42,178		$22.32

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      At our Annual Meeting of Stockholders held on April 27, 2005, the four directors re-elected to serve on our Board of Directors for a term that ends at the 2008 Annual Meeting were as follows:

	Shares Voted in Favor	Shares Withheld

Frederick W. Eubank, II	76,669,042	17,087,606
Jason M. Fish	90,128,443	3,628,205
Timothy M. Hurd	89,954,342	3,802,306
Dennis P. Lockhart	92,250,823	1,505,825
      In addition, the directors serving on our Board of Directors until their terms in office end are as follows:

Director	Term Ends

William G. Byrnes	2006 Annual Meeting
John K. Delaney	2006 Annual Meeting
Sara L. Grootwassink	2006 Annual Meeting
Thomas F. Steyer	2006 Annual Meeting
Andrew B. Fremder	2007 Annual Meeting
Tully M. Friedman	2007 Annual Meeting
Paul R. Wood	2007 Annual Meeting

ITEM 5.	OTHER INFORMATION
      None

ITEM 6.	EXHIBITS
      (a) Exhibits
      The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.
Date: August 5, 2005	/s/ JOHN K. DELANEY ---------------------------------------------------------- John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: August 5, 2005	/s/ THOMAS A. FINK ---------------------------------------------------------- Thomas A. Fink Chief Financial Officer (Principal Financial Officer)
Date: August 5, 2005	/s/ JAMES M. MOZINGO ---------------------------------------------------------- James M. Mozingo Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.2		Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1		Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

4.2		Indenture dated as of May 16, 2002, by and between CapitalSource Commercial Loan Trust 2002-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

4.3		Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

4.4		Indenture dated as of April 17, 2003, by and between CapitalSource Commercial Loan Trust 2003-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

4.5		Indenture dated as of September 17, 2003, between CapitalSource Funding II Trust and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.6		Indenture dated as of November 25, 2003, by and between CapitalSource Commercial Loan Trust 2003-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).

4.7		Indenture dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4	.7.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118744)).

4.8		Indenture dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.9		Indenture dated as of October 28, 2004, by and between CapitalSource Commercial Loan Trust 2004-2, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 28, 2004).

4.10		Indenture dated as of July 7, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).

4	.10.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).

Exhibit
No.		Description

4.11		Indenture dated as of April 14, 2005, by and between CapitalSource Commercial Loan Trust 2005-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 20, 2005).

10.34		Sale and Servicing Agreement, dated as of April 14, 2005, by and among CapitalSource Commercial Loan Trust 2005-1, as the Issuer, CapitalSource Commercial Loan LLC, 2005-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same- numbered exhibit to the registrant’s Current Report on Form 8-K dated April 20, 2005).

10	.35.1	Credit Agreement, dated as of June 30, 2005, among CapitalSource Funding V Trust, as Borrower, CS Funding V Depositor Inc., as Depositor, CapitalSource Finance LLC, as Originator and Servicer, and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated July 7, 2005).

10	.35.2	Sale and Servicing Agreement, dated as of June 30, 2005, among CapitalSource Funding V Trust, as Borrower, CS Funding VI Depositor Inc., as Depositor, CapitalSource Finance LLC, as Originator and Servicer, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as Paying Agent, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated July 7, 2005).

10	.35.3	Guarantee and Security Agreement, dated as of June 30, 2005, among CapitalSource Funding V Trust, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated July 7, 2005).

10	.36*	Employment Agreement, dated as of April 4, 2005, between CapitalSource Inc. and Dean C. Graham.† (1)

10	.37*	Employment Agreement, dated as of April 4, 2005, between CapitalSource Inc. and Joseph A. Kenary, Jr.†

10	.38*	Employment Agreement, dated as of April 22, 2005, between CapitalSource Inc. and Michael C. Szwajkowski.†

10.39		Fourth Amended and Restated Intercreditor and Lockbox Administration Agreement, dated as of June 30, 2005, among Bank of America, N.A., as Lockbox Bank, CapitalSource Finance LLC, as Originator, Original Servicer and Lockbox Servicer, CapitalSource Funding Inc., as Owner, and the Financing Agents.†

10.40		Fifth Amended and Restated Three Party Agreement Relating to Lockbox Services and Control, dated as of June 30, 2005, among Bank of America, N.A., as the Bank, CapitalSource Finance LLC, as Originator, Original Servicer and Lockbox Servicer, CapitalSource Funding Inc., as the Company, and the Financing Agents.†

12.1		Ratio of Earnings to Fixed Charges.†

31.1		Certificate of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

(1)	Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.