Form 10-Q
period 2005-09-30
CAPITALSOURCE INC
filed 2005-11-08
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission File No. 1-31753
CapitalSource Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2206895
(State of Incorporation)	(I.R.S. Employer Identification No.)
4445 Willard Avenue, 12th Floor
Chevy Chase, MD 20815
(Address of Principal Executive Offices, Including Zip Code)
(800) 370-9431
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☑ Yes          ☐ No
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes          ☑ No
      As of November 1, 2005, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 139,228,207.

CAPITALSOURCE INC.

CapitalSource Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004

	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$125,405	$206,077
Restricted cash	169,782	237,176
Loans:
Loans	5,487,256	4,274,525
Less deferred loan fees and discounts	(109,875)	(98,936)
Less allowance for loan losses	(81,498)	(35,208)

Loans, net	5,295,883	4,140,381
Investments	90,442	44,044
Deferred financing fees, net	38,481	41,546
Other assets	51,820	67,605

Total assets	$5,771,813	$4,736,829

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities	$1,998,582	$964,843
Term debt	2,094,511	2,186,311
Convertible debt	555,000	555,000
Accounts payable and other liabilities	44,123	84,284

Total liabilities	4,692,216	3,790,438
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 121,251,457 and 119,227,495 shares issued; 119,951,457 and 117,927,495 shares outstanding, respectively)	1,200	1,179
Additional paid-in capital	826,474	761,579
Retained earnings	345,770	233,033
Deferred compensation	(63,000)	(19,162)
Accumulated other comprehensive loss, net	(921)	(312)
Treasury stock, at cost	(29,926)	(29,926)

Total shareholders’ equity	1,079,597	946,391

Total liabilities and shareholders’ equity	$5,771,813	$4,736,829

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	($ in thousands, except per share data)
Net interest and fee income:
Interest	$133,480	$86,344	$361,321	$218,325
Fee income	35,771	26,010	100,723	61,848

Total interest and fee income	169,251	112,354	462,044	280,173
Interest expense	50,981	21,922	128,364	51,296

Net interest and fee income	118,270	90,432	333,680	228,877
Provision for loan losses	42,884	7,832	57,833	20,238

Net interest and fee income after provision for loan losses	75,386	82,600	275,847	208,639
Operating expenses:
Compensation and benefits	20,253	19,627	72,207	51,613
Other administrative expenses	13,042	8,838	32,817	26,691

Total operating expenses	33,295	28,465	105,024	78,304
Other income (expense):
Diligence deposits forfeited	1,628	1,249	3,105	4,345
Gain (loss) on investments, net	36	(435)	5,328	(455)
Loss on derivatives	(107)	(223)	(114)	(480)
Other income	1,186	3,423	4,468	7,886

Total other income	2,743	4,014	12,787	11,296

Net income before income taxes	44,834	58,149	183,610	141,631
Income taxes	16,751	23,841	70,873	55,564

Net income	$28,083	$34,308	$112,737	$86,067

Net income per share:
Basic	$0.24	$0.30	$0.97	$0.74
Diluted	$0.24	$0.29	$0.96	$0.73
Average shares outstanding:
Basic	116,742,755	115,913,505	116,630,570	116,208,773
Diluted	117,697,783	117,358,735	117,731,254	117,600,329
See accompanying notes.

CapitalSource Inc.
Consolidated Statement of Shareholders’ Equity

					Accumulated
		Additional			Other	Treasury	Total
	Common	Paid-In	Retained	Deferred	Comprehensive	Stock,	Shareholders’
	Stock	Capital	Earnings	Compensation	Loss, net	at cost	Equity

	(Unaudited)
	($ in thousands)
Total shareholders’ equity as of December 31, 2004.	$1,179	$761,579	$233,033	$(19,162)	$(312)	$(29,926)	$946,391
Net income	—	—	112,737	—	—	—	112,737
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	—	(609)	—	(609)

Total comprehensive income							112,128
Stock option expense	—	281	—	—	—	—	281
Exercise of options	2	759	—	—	—	—	761
Proceeds from issuance of common stock	—	582	—	—	—	—	582
Restricted stock activity	19	55,857	—	(56,847)	—	—	(971)
Amortization of deferred compensation	—	—	—	13,009	—	—	13,009
Tax benefit on purchase of call option	—	6,569	—	—	—	—	6,569
Tax benefit on exercise of options	—	737	—	—	—	—	737
Tax benefit on issuance of restricted stock grants	—	110	—	—	—	—	110

Total shareholders’ equity as of September 30, 2005.	$1,200	$826,474	$345,770	$(63,000)	$(921)	$(29,926)	$1,079,597

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$112,737	$86,067
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	281	272
Restricted stock activity	66	—
Amortization of deferred loan fees and discounts	(58,420)	(33,327)
Provision for loan losses	57,833	20,238
Amortization of deferred financing fees	17,940	9,603
Depreciation and amortization	2,015	1,743
Benefit for deferred income taxes	(8,965)	(8,516)
Amortization of deferred stock compensation	13,009	3,510
(Gain) loss on investments, net	(5,328)	455
Loss on derivatives	114	480
Decrease in other assets	2,992	216
(Decrease) increase in accounts payable and other liabilities	(21,964)	8,594

Cash provided by operating activities	112,310	89,335
Investing activities:
Decrease (increase) in restricted cash	67,394	(29,387)
Increase in loans, net	(1,142,230)	(1,228,768)
Acquisition of CIG, net	—	(93,446)
Acquisition of investments, net	(42,796)	(6,444)
Acquisition of property and equipment	(3,727)	(3,138)

Cash used in investing activities	(1,121,359)	(1,361,183)
Financing activities:
Payment of deferred financing fees	(14,875)	(26,690)
Repayments of repurchase agreement, net	—	(7,949)
Borrowings on credit facilities, net	1,033,739	527,530
Borrowings of term debt	1,158,485	765,625
Repayments of term debt	(1,250,315)	(435,696)
Borrowings of convertible debt	—	555,000
Proceeds from issuance of common stock, net	582	239
Proceeds from exercise of options	761	797
Call option transactions, net	—	(25,577)
Purchase of treasury stock	—	(29,939)

Cash provided by financing activities	928,377	1,323,340

(Decrease) increase in cash and cash equivalents	(80,672)	51,492
Cash and cash equivalents as of beginning of period	206,077	69,865

Cash and cash equivalents as of end of period	$125,405	$121,357

See accompanying notes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
      CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial finance company that provides a broad array of financial products to small and medium-sized businesses. We provide the following products:

•	Senior Secured Asset-Based Loans — loans that are underwritten based on our assessment of the client’s eligible accounts receivable and/or inventory;

•	Senior Secured Cash Flow Loans — loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Mortgage Loans — loans that are secured by first mortgages on the property of the client;

•	Term B, Second Lien, and Mezzanine Loans — loans, including subordinated mortgage loans, that come after a client’s senior loans in right of payment or upon liquidation; and

•	Private Equity Co-Investments — opportunistic equity investments, typically in conjunction with lending relationships and on the same terms as other equity investors.
      Our wholly owned significant subsidiaries and their purposes as of September 30, 2005 were as follows:

Entity	Purpose

CapitalSource Finance LLC	Primary operating subsidiary that conducts lending business of CapitalSource.
CSE Holdings LLC, formerly CapitalSource Holdings Inc.	Holding company for CapitalSource Finance LLC.
CapitalSource Funding Inc.	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CS Funding II Depositor Inc.	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CS Funding Depositor VI Inc.	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CapitalSource Commercial Loan LLC, 2004-2 and CapitalSource Commercial Loan Trust 2004-2	Single-purpose, bankruptcy-remote subsidiaries established for issuance of term debt.
CapitalSource Commercial Loan LLC, 2005-1 and CapitalSource Commercial Loan Trust 2005-1	Single-purpose, bankruptcy-remote subsidiaries established for issuance of term debt.

Note 2.	Summary of Significant Accounting Policies

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
      Our accounting policies are described in Note 2 of our audited December 31, 2004 financial statements included in our Annual Report on Form 10-K. The accounting policies that management has identified as critical or complex accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 37 of this Form 10-Q under the caption “Critical Accounting Policies.”

Note 3.	Credit Quality
      As of September 30, 2005 and December 31, 2004, the principal balance of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans were as follows:

	September 30,	December 31,
Asset Classification	2005	2004

	($ in thousands)
Loans 60 or more days contractually delinquent	$54,947	$32,278
Non-accrual loans(1)	119,427	22,443
Impaired loans(2)	205,246	32,957
Less: loans in multiple categories	(170,220)	(23,120)

Total	$209,400	$64,558

Total as a percentage of total loans	3.82%	1.51%

(1)	Includes loans with an aggregate principal balance of $27.8 million and $0.7 million as of September 30, 2005 and December 31, 2004, respectively, that were also classified as loans 60 or more days contractually delinquent.

(2)	Includes loans with an aggregate principal balance of $50.8 million and $0.7 million as of September 30, 2005 and December 31, 2004, respectively, that were also classified as loans 60 or more days contractually delinquent, and loans with an aggregate principal balance of $119.4 million and $22.4 million as of September 30, 2005 and December 31, 2004, respectively, that were also classified as loans on non-accrual status. The carrying value of impaired loans was $199.5 million and $32.9 million as of September 30, 2005 and December 31, 2004, respectively.
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
      The average balance of impaired loans during the three and nine months ended September 30, 2005 was $193.5 million and $145.7 million, respectively, and during the three and nine months ended September 30, 2004, was $31.4 million and $21.8 million, respectively. The total amount of interest income that was recognized on impaired loans during the three and nine months ended September 30, 2005 was $2.4 million and $8.5 million, respectively, and during the three and nine months ended September 30, 2004, was $0.2 million and $0.7 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the nine months ended September 30, 2005, loans with an aggregate carrying value of $58.2 million as of September 30, 2005 were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of September 30, 2005, these loans were also classified as impaired loans since, under SFAS No. 114, loans classified as troubled debt restructurings are also classified as impaired loans generally for a period of one year following the restructuring. The allocated reserve for loans classified as troubled debt restructurings was $6.5 million as of September 30, 2005. For the year ended December 31, 2004, loans with an aggregate carrying value of $24.9 million as of December 31, 2004 were classified as troubled debt restructurings. The allocated reserve for loans classified as troubled debt restructurings was $0.1 million as of December 31, 2004.
      During the three months ended September 30, 2005, we changed our loan loss reserve policy, which included updating our loan loss reserve estimates based on revised reserve factors by loan type that consider historical loss experience, the seasoning of our portfolio, overall economic conditions and other factors. Of our total allowance for loan losses as of September 30, 2005, $33.5 million was allocated to impaired loans. Activity in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 was as follows:

	Nine Months Ended
	September 30,

	2005	2004

	($ in thousands)
Balance as of beginning of period	$35,208	$18,025
Provision for loan losses	57,833	20,238
Charge offs	(11,543)	(5,651)

Balance as of end of period	$81,498	$32,612

      As of September 30, 2005 and December 31, 2004, we had $0.8 million and $19.2 million, respectively, of real estate owned which is carried at the lower of cost or market and is included in other assets on the accompanying consolidated balance sheets. The decrease during the nine months ended September 30, 2005 was primarily the result of a sale of one of these properties that occurred during the first quarter 2005.
      As of September 30, 2005, we had $52.4 million of loans that are classified as held-for-sale and included in loans on the accompanying consolidated balance sheets.

Note 4.	Investments
      Investments as of September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004

	($ in thousands)
Investments carried at cost	$43,673	$37,542
Investments carried at fair value:
Investments available-for-sale	30,978	2,606
Warrants	9,024	3,110
Investments accounted for under the equity method	6,767	786

Total	$90,442	$44,044

      During the three months ended September 30, 2005, we purchased debt securities in the amount of $28.6 million, net of discounts. These securities are included as available-for-sale investments as of September 30, 2005.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the three and nine months ended September 30, 2005, we sold investments for $0.4 million and $5.4 million, respectively, recognizing gross pretax gains of $0.3 million and $3.7 million, respectively. For the three and nine months ended September 30, 2004, we sold investments for $0.3 million and $9.9 million, respectively, recognizing gross pretax gains of $0.2 million and $1.4 million, respectively.
      As of September 30, 2005, we had commitments to contribute up to an additional $15.2 million to 11 private equity funds and $3.8 million to a joint venture.

Note 5.	Borrowings
      As of September 30, 2005 and December 31, 2004, we had outstanding borrowings totaling $4.6 billion and $3.7 billion, respectively. There were no material changes to our borrowings during the three months ended September 30, 2005.

Note 6.	Guarantor Information
      The following represents the unaudited supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of the convertible debt issued in March 2004 and July 2004, CSE Holdings LLC, formerly CapitalSource Holdings Inc. (“CSE Holdings”), and CapitalSource Finance LLC (“CapitalSource Finance”), which are guarantors of the convertible debentures, and our subsidiaries that are not guarantors of the convertible debentures as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004. CSE Holdings and CapitalSource Finance have guaranteed the debentures, jointly and severally, on a senior basis. CapitalSource Finance is a wholly owned subsidiary of CSE Holdings. Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet
September 30, 2005

		CSE Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$1,187	$108,112	$16,106	$—	$125,405
Restricted cash	—	90,201	79,581	—	169,782
Loans:
Loans	—	4,708,841	787,774	(9,359)	5,487,256
Less deferred loan fees and discounts	—	(969)	(108,969)	—	(109,875)
Less allowance for loan losses	—	—	(81,498)	—	(81,498)

Loans, net	—	4,707,935	597,307	(9,359)	5,295,883
Investment in subsidiaries	1,556,334	—	814,827	(2,371,161)	—
Intercompany (due to)/due from	—	(3,145)	3,145	—	—
Intercompany note receivable	—	—	24,907	(24,907)	—
Investments	28,629	5,953	55,860	—	90,442
Deferred financing fees, net	11,678	26,171	632	—	38,481
Other assets	22,711	1,352	27,757	—	51,820

Total assets	$1,620,539	$4,936,579	$1,620,122	$(2,405,427)	$5,771,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities	$—	$1,984,269	$14,313	$—	$1,998,582
Term debt	—	2,089,204	5,307	—	2,094,511
Convertible debt	555,000	—	—	—	555,000
Accounts payable and other liabilities	(14,058)	23,372	44,168	(9,359)	44,123
Intercompany note payable	—	24,907	—	(24,907)	—

Total liabilities	540,942	4,121,752	63,788	(34,266)	4,692,216

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,200	—	—	—	1,200
Additional paid-in capital	826,474	316,479	965,692	(1,282,171)	826,474
Retained earnings	345,770	498,980	591,725	(1,090,705)	345,770
Deferred compensation	(63,000)	—	—	—	(63,000)
Accumulated other comprehensive loss, net	(921)	(632)	(1,083)	1,715	(921)
Treasury stock, at cost	(29,926)	—	—	—	(29,926)

Total shareholders’ equity	1,079,597	814,827	1,556,334	(2,371,161)	1,079,597

Total liabilities and shareholders’ equity	$1,620,539	$4,936,579	$1,620,122	$(2,405,427)	$5,771,813

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet
December 31, 2004

		CSE Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
ASSETS
Cash and cash equivalents	$—	$170,532	$35,545	$—	$206,077
Restricted cash	—	25,334	211,842	—	237,176
Loans:
Loans	—	3,657,839	624,125	(7,439)	4,274,525
Less deferred loan fees and discounts	—	(133)	(98,803)	—	(98,936)
Less allowance for loan losses	—	—	(35,208)	—	(35,208)

Loans, net	—	3,657,706	490,114	(7,439)	4,140,381
Investment in subsidiaries	1,483,401	—	823,676	(2,307,077)	—
Intercompany due from/ (due to)	—	15,434	(15,434)	—	—
Intercompany note receivable	—	—	32,599	(32,599)	—
Investments	—	—	44,044	—	44,044
Deferred financing fees, net	13,255	27,457	834	—	41,546
Other assets	13,933	16,812	36,860	—	67,605

Total assets	$1,510,589	$3,913,275	$1,660,080	$(2,347,115)	$4,736,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities	$—	$964,843	$—	$—	$964,843
Term debt	—	2,075,385	110,926	—	2,186,311
Convertible debt	555,000	—	—	—	555,000
Accounts payable and other liabilities	9,198	65,772	65,753	(7,439)	84,284
Intercompany note payable		32,599	—	(32,599)	—

Total liabilities	564,198	3,089,599	176,679	(40,038)	3,790,438

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,179	—	—	—	1,179
Additional paid-in capital	761,579	309,982	1,088,410	(1,398,392)	761,579
Retained earnings	233,033	513,995	395,484	(909,479)	233,033
Deferred compensation	(19,162)	—	—	—	(19,162)
Accumulated other comprehensive loss, net	(312)	(301)	(493)	794	(312)
Treasury stock, at cost	(29,926)	—	—	—	(29,926)

Total shareholders’ equity	946,391	823,676	1,483,401	(2,307,077)	946,391

Total liabilities and shareholders’ equity	$1,510,589	$3,913,275	$1,660,080	$(2,347,115)	$4,736,829

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Three Months Ended September 30, 2005

		CSE Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$199	$110,689	$23,215	$(623)	$133,480
Fee income	—	11,497	24,274	—	35,771

Total interest and fee income	199	122,186	47,489	(623)	169,251
Interest expense	4,177	47,124	303	(623)	50,981

Net interest and fee income	(3,978)	75,062	47,186	—	118,270
Provision for loan losses	—	—	42,884	—	42,884

Net interest and fee income after provision for loan losses	(3,978)	75,062	4,302	—	75,386
Operating expenses:
Compensation and benefits	—	443	19,810	—	20,253
Other administrative expenses	(18)	286	12,774	—	13,042

Total operating expenses	(18)	729	32,584	—	33,295
Other income (expense):
Diligence deposits forfeited	—	—	1,628	—	1,628
Gain on investments, net	—	—	36	—	36
Gain (loss) on derivatives	—	588	(695)	—	(107)
Other income	—	979	207	—	1,186
Earnings in subsidiaries	48,794	—	52,213	(101,007)	—
Intercompany	—	(23,687)	23,687	—	—

Total other income	48,794	(22,120)	77,076	(101,007)	2,743

Net income before income taxes	44,834	52,213	48,794	(101,007)	44,834
Income taxes	16,751	—	—	—	16,751

Net income	$28,083	$52,213	$48,794	$(101,007)	$28,083

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Nine Months Ended September 30, 2005

		CSE Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$199	$305,670	$57,371	$(1,919)	$361,321
Fee income	—	36,005	64,718	—	100,723

Total interest and fee income	199	341,675	122,089	(1,919)	462,044
Interest expense	12,554	115,729	2,000	(1,919)	128,364

Net interest and fee income	(12,355)	225,946	120,089	—	333,680
Provision for loan losses	—	—	57,833	—	57,833

Net interest and fee income after provision for loan losses	(12,355)	225,946	62,256	—	275,847
Operating expenses:
Compensation and benefits	—	1,690	70,517	—	72,207
Other administrative expenses	276	716	31,825	—	32,817

Total operating expenses	276	2,406	102,342	—	105,024
Other income (expense):
Diligence deposits forfeited	—	—	3,105	—	3,105
Gain on investments, net	—	—	5,328	—	5,328
Gain (loss) on derivatives	—	1,377	(1,491)	—	(114)
Other income	—	3,442	1,026	—	4,468
Earnings in subsidiaries	196,241	—	209,650	(405,891)	—
Intercompany	—	(18,709)	18,709	—	—

Total other income	196,241	(13,890)	236,327	(405,891)	12,787

Net income before income taxes	183,610	209,650	196,241	(405,891)	183,610
Income taxes	70,873	—	—	—	70,873

Net income	$112,737	$209,650	$196,241	$(405,891)	$112,737

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Three Months Ended September 30, 2004

		CSE Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$83,327	$3,678	$(661)	$86,344
Fee income	—	11,908	14,102	—	26,010

Total interest and fee income	—	95,235	17,780	(661)	112,354
Interest expense	3,899	18,476	208	(661)	21,922

Net interest and fee income	(3,899)	76,759	17,572	—	90,432
Provision for loan losses	—	—	7,832	—	7,832

Net interest and fee income after provision for loan losses	(3,899)	76,759	9,740	—	82,600
Operating expenses:
Compensation and benefits	—	344	19,283	—	19,627
Other administrative expenses	3	112	8,723	—	8,838

Total operating expenses	3	456	28,006	—	28,465
Other income (expense):
Diligence deposits forfeited	—	—	1,249	—	1,249
Loss on investments, net	—	—	(435)	—	(435)
(Loss) gain on derivatives	—	(1,799)	1,576	—	(223)
Other income	—	2,607	816	—	3,423
Earnings in subsidiaries	62,051	—	78,645	(140,696)	—
Intercompany	—	1,534	(1,534)	—	—

Total other income	62,051	2,342	80,317	(140,696)	4,014

Net income before income taxes	58,149	78,645	62,051	(140,696)	58,149
Income taxes	23,841	—	—	—	23,841

Net income	$34,308	$78,645	$62,051	$(140,696)	$34,308

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Nine Months Ended September 30, 2004

		CSE Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest	$—	$222,112	$7,035	$(10,822)	$218,325
Fee income	—	24,605	37,243	—	61,848

Total interest and fee income	—	246,717	44,278	(10,822)	280,173
Interest expense	5,039	47,633	9,446	(10,822)	51,296

Net interest and fee income	(5,039)	199,084	34,832	—	228,877
Provision for loan losses	—	—	20,238	—	20,238

Net interest and fee income after provision for loan losses	(5,039)	199,084	14,594	—	208,639
Operating expenses:
Compensation and benefits	—	946	50,667	—	51,613
Other administrative expenses	43	496	26,152	—	26,691

Total operating expenses	43	1,442	76,819	—	78,304
Other income (expense):
Diligence deposits forfeited	—	—	4,345	—	4,345
Loss on investments, net	—	—	(455)	—	(455)
(Loss) gain on derivatives	—	(2,965)	2,485	—	(480)
Other income	—	6,668	1,218	—	7,886
Earnings in subsidiaries	146,713	—	205,482	(352,195)	—
Intercompany	—	4,137	(4,137)	—	—

Total other income	146,713	7,840	208,938	(352,195)	11,296

Net income before income taxes	141,631	205,482	146,713	(352,195)	141,631
Income taxes	55,564	—	—	—	55,564

Net income	$86,067	$205,482	$146,713	$(352,195)	$86,067

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2005

		CSE Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$112,737	$209,650	$196,241	$(405,891)	$112,737
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	281	—	—	—	281
Restricted stock activity	66	—	—	—	66
Amortization of deferred loan fees and discounts	—	—	(58,420)	—	(58,420)
Provision for loan losses	—	—	57,833	—	57,833
Amortization of deferred financing fees	1,747	15,563	630	—	17,940
Depreciation and amortization	—	—	2,015	—	2,015
Benefit for deferred income taxes	(8,965)	—	—	—	(8,965)
Amortization of deferred stock compensation	13,009	—	—	—	13,009
Gain on investments, net	—	—	(5,328)	—	(5,328)
(Gain) loss on derivatives	—	(1,376)	1,490	—	114
Decrease in intercompany note receivable	—	—	7,692	(7,692)	—
Decrease in other assets	187	1,955	850	—	2,992
(Decrease) increase in accounts payable and other liabilities	(14,927)	6,600	(11,717)	(1,920)	(21,964)
Net transfers with subsidiaries	(75,492)	(199,892)	(130,507)	405,891	—

Cash provided by operating activities	28,643	32,500	60,779	(9,612)	112,310
Investing activities:
(Increase) decrease in restricted cash	—	(64,867)	132,261	—	67,394
Increase in loans, net	—	(1,035,353)	(108,797)	1,920	(1,142,230)
Acquisition of investments, net	(28,629)	(5,953)	(8,214)	—	(42,796)
Acquisition of property and equipment	—	5	(3,727)	—	(3,727)

Cash (used in) provided by investing activities	(28,629)	(1,106,168)	11,518	1,920	(1,121,359)
Financing activities:
Payment of deferred financing fees	(170)	(14,277)	(428)	—	(14,875)
Decrease in intercompany note payable	—	(7,692)	—	7,692
Borrowings on credit facilities, net	—	1,019,426	14,313	—	1,033,739
Borrowings of term debt	—	1,141,825	16,660	—	1,158,485
Repayments of term debt	—	(1,128,034)	(122,281)	—	(1,250,315)
Proceeds from issuance of common stock, net	582	—	—	—	582
Proceeds from exercise of options	761	—	—	—	761

Cash provided by (used in) financing activities	1,173	1,011,248	(91,736)	7,692	928,377

Increase (decrease) in cash and cash equivalents	1,187	(62,420)	(19,439)	—	(80,672)
Cash and cash equivalents as of beginning of period	—	170,532	35,545	—	206,077

Cash and cash equivalents as of end of period	$1,187	$108,112	$16,106	$—	$125,405

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2004

		CSE Holdings LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$86,067	$205,482	$146,713	$(352,195)	$86,067
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	272	—	—	—	272
Amortization of deferred loan fees and discounts	—	—	(33,327)	—	(33,327)
Provision for loan losses	—	—	20,238	—	20,238
Amortization of deferred financing fees	899	8,641	63	—	9,603
Depreciation and amortization	—	—	1,743	—	1,743
Benefit for deferred income taxes	(8,516)	—	—	—	(8,516)
Amortization of deferred stock compensation	3,510	—	—	—	3,510
(Gain) loss on investments, net	—	(172)	627	—	455
Loss (gain) on derivatives	—	2,968	(2,488)	—	480
Decrease (increase) in intercompany note receivable	—	246,985	(2,571)	(244,414)	—
Decrease (increase) in other assets	179	(951)	988	—	216
Increase (decrease) in accounts payable and other liabilities	6,381	4,479	(7,132)	4,866	8,594
Net transfers with subsidiaries	(574,708)	(42,508)	265,021	352,195	—

Cash (used in) provided by operating activities	(485,916)	424,924	389,875	(239,548)	89,335
Investing activities:
Increase in restricted cash	—	(10,223)	(19,164)	—	(29,387)
Increase in loans, net	—	(1,211,626)	(12,276)	(4,866)	(1,228,768)
Acquisition of CIG, net	—	—	(93,446)	—	(93,446)
Acquisition of investments, net	—	—	(6,444)	—	(6,444)
Acquisition of property and equipment	—	—	(3,138)	—	(3,138)

Cash used in investing activities	—	(1,221,849)	(134,468)	(4,866)	(1,361,183)
Financing activities:
Payment of deferred financing fees	(14,604)	(12,025)	(61)	—	(26,690)
Increase (decrease) in intercompany note payable	—	2,571	(246,985)	244,414	—
Borrowings under (repayments of) repurchase agreements, net	—	497	(8,446)	—	(7,949)
Borrowings on credit facilities, net	—	527,530	—	—	527,530
Borrowings of term debt	—	765,625	—	—	765,625
Repayments of term debt	—	(435,696)	—	—	(435,696)
Borrowings of convertible debt	555,000	—	—	—	555,000
Proceeds from issuance of common stock, net	239	—	—	—	239
Proceeds from exercise of options	797	—	—	—	797
Call option transactions, net	(25,577)	—	—	—	(25,577)
Purchase of treasury stock	(29,939)	—	—	—	(29,939)

Cash provided by (used in) financing activities	485,916	848,502	(255,492)	244,414	1,323,340

Increase (decrease) in cash and cash equivalents	—	51,577	(85)	—	51,492
Cash and cash equivalents as of beginning of period	—	37,848	32,017	—	69,865

Cash and cash equivalents as of end of period	$—	$89,425	$31,932	$—	$121,357

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Shareholders’ Equity

Common Stock Shares Outstanding
      Common stock share activity for the nine months ended September 30, 2005 was as follows:

Outstanding as of December 31, 2004	117,927,495
Exercise of options	135,938
Issuance of shares under the Employee Stock Purchase Plan	34,872
Restricted stock and other stock grants, net	1,853,152

Outstanding as of September 30, 2005	119,951,457

Employee Stock Purchase Plan
      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Employee Stock Purchase Plan (“ESPP”). A total of 2.0 million shares of common stock are reserved for issuance under the ESPP. Such shares of common stock may be authorized but unissued shares of common stock, treasury shares or shares of common stock purchased on the open market by us. The ESPP will expire upon the earliest of such time as the Board of Directors, in its discretion, chooses to terminate the ESPP, when all of the shares of common stock have been issued under the ESPP or upon the expiration of ten years from the effective date of the ESPP. We issued 34,872 shares of common stock under the ESPP during the nine months ended September 30, 2005. As of September 30, 2005, there were 1,843,846 shares available for issuance under the ESPP.

Equity Incentive Plan
      Effective with our initial public offering on August 6, 2003, our Board of Directors and stockholders adopted the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan (the “Plan”). A total of 14.0 million shares of common stock were reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued, or (4) ten years after the effective date of the Plan. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. As of September 30, 2005, there were 4,977,690 shares available for issuance under the Plan.

Restricted Stock
      Pursuant to the Plan, we have granted shares of restricted common stock to certain employees and non-employee directors of the Board of Directors, which vest over time, generally between one and five years. Of the 14.0 million shares initially authorized for awards under the Plan, up to 5.0 million shares were initially authorized to be granted in the form of restricted stock. For the nine months ended September 30, 2005, we issued 2,009,893 shares of restricted stock at a weighted-average fair value of $22.91 and committed to issue an additional 589,499 shares of restricted stock. For the nine months ended September 30, 2005, 105,000 shares of restricted stock were forfeited and 51,741 shares of restricted stock were surrendered as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Plan. As of September 30, 2005, there were 1,336,773 shares of the initially authorized 5.0 million shares available for issuance as restricted stock under the Plan.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8.     Income Taxes
      The reconciliations of the effective income tax rate and the federal statutory corporate income tax rate for the three and nine months September 30, 2005 and 2004 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2005		2004		2005		2004

Federal statutory rate	35.0%		35.0%		35.0%		35.0%
State income taxes, net of federal tax benefit	2.2		5.7		3.2		4.1
Other	0.2		0.3		0.4		0.1

Effective income tax rate	37.4	%(1)	41.0	%(2)	38.6	%(1)	39.2	%(2)

(1)	We provided for income taxes on the income earned for the three months ended September 30, 2005 based on a 37.4% effective tax rate, compared to 39.0% for the previous quarters in 2005. This decrease in the effective tax rate is the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2004 plus a change in the estimated tax rate for 2005, which was accounted for in the third quarter 2005, resulting in a decrease to income taxes of $1.2 million. Our effective tax rate for the nine months ended September 30, 2005 was 38.6%.

(2)	We provided for income taxes on the income earned for the three months ended September 30, 2004 based on a 41.0% effective tax rate, compared to 38.0% for the previous quarters in 2004. This increase in the effective tax rate was the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2003 plus a change in the estimated tax rate for 2004, which was accounted for in the third quarter 2004, resulting in an increase to income taxes of $1.1 million. Our effective tax rate for the nine months ended September 30, 2004 was 39.2%.
      During the three months ended September 30, 2005, we recorded a valuation allowance of $1.0 million against our deferred tax asset related to a state net operating loss carryforward as we determined that it was more likely than not that this deferred tax asset would not be realized.

Note 9.	Comprehensive Income
      Comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Net income	$28,083	$34,308	$112,737	$86,067
Unrealized gain (loss) on available-for-sale securities, net of tax	12	(297)	(278)	(1,476)
Unrealized loss on cash flow hedges, net of tax	(63)	(85)	(331)	(205)

Comprehensive income	$28,032	$33,926	$112,128	$84,386

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accumulated other comprehensive loss as of September 30, 2005 and December 31, 2004 was as follows:

	September 30,	December 31,
	2005	2004

	($ in thousands)
Unrealized loss on available-for-sale securities, net of tax	$(289)	$(11)
Unrealized loss on cash flow hedges, net of tax	(632)	(301)

Accumulated other comprehensive loss, net	$(921)	$(312)

Note 10.	Net Income per Share
      The computations of basic and diluted net income per share for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands, except per share data)
Basic net income per share:
Net income	$28,083	$34,308	$112,737	$86,067
Average shares — basic	116,742,755	115,913,505	116,630,570	116,208,773
Basic net income per share	$0.24	$0.30	$0.97	$0.74

Diluted net income per share:
Net income	$28,083	$34,308	$112,737	$86,067
Average shares — basic	116,742,755	115,913,505	116,630,570	116,208,773
Effect of dilutive securities:
Option shares	678,979	1,235,601	756,282	1,310,882
Unvested restricted stock	270,025	209,629	339,874	80,674
Stock units	6,024	—	4,528	—
Convertible debt	—	—	—	—
Call options	—	—	—	—

Average shares — diluted	117,697,783	117,358,735	117,731,254	117,600,329

Diluted net income per share	$0.24	$0.29	$0.96	$0.73

Note 11.	Stock-Based Compensation
      We account for our stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. In accordance with APB 25, compensation cost is recognized for our options and restricted stock granted to employees where the exercise price is less than the market price of the underlying common stock on the date of grant. Such expense is recognized on a ratable basis over the related vesting period of the award. Pro forma net income and net income per share as if we had applied the fair value

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands, except per share data)
Net income as reported	$28,083	$34,308	$112,737	$86,067
Add back: Stock-based compensation expense from options included in reported net income, net of tax	62	109	171	140
Deduct: Total stock-based compensation expense determined under fair value-based method for all option awards, net of tax	(566)	(421)	(1,631)	(1,234)

Pro forma net income	$27,579	$33,996	$111,277	$84,973

Net income per share:
Basic — as reported	$0.24	$0.30	$0.97	$0.74

Basic — pro forma	$0.24	$0.29	$0.95	$0.73

Diluted — as reported	$0.24	$0.29	$0.96	$0.73

Diluted — pro forma	$0.23	$0.29	$0.95	$0.72

      The Black-Scholes option-pricing model assumptions used to estimate the fair value of each option grant on its grant date for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Dividend yield	—	—	—	—
Expected volatility	35%	25%	32%	31%
Risk-free interest rate	4.08%	3.72%	4.00%	3.67%
Expected life	6 years	6 years	6 years	6 years
      The pro forma net effect of the total stock-based compensation expense determined under the fair value-based method for all awards may not be representative of future disclosures because the estimated fair value of options is amortized to expense over the vesting period and additional options may be granted in future years.

Note 12.	Commitments and Contingencies
      As of September 30, 2005, we had unfunded commitments to extend credit to our clients of $2.9 billion. As of September 30, 2005, we had issued $159.5 million in letters of credit which expire at various dates over the next eight years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $4.6 million, in the consolidated balance sheet as of September 30, 2005.
      From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Subsequent Events
      In October 2005, we amended our $621.0 million credit facility with an affiliate of Citigroup Global Markets Inc. to extend the maturity date for the facility from October 6, 2005 to October 6, 2008, subject to annual renewal by the lender on each anniversary date, and to make certain changes to the concentration criteria.
      In October 2005, we sold 19.25 million shares of our common stock in a public offering at a price of $22.30 per share. In connection with this offering, we received net proceeds of $414.3 million which were used to repay borrowings under our credit facilities. Affiliated purchasers, including John K. Delaney, CapitalSource Chairman and Chief Executive Officer, Jason M. Fish, CapitalSource President, other members of CapitalSource’s Board of Directors and their affiliates, including Farallon Capital Management, L.L.C. and Madison Dearborn Partners, LLC, purchased an aggregate of 4.3 million of the offered shares.
      In October 2005, CSE Holdings merged with and into CapitalSource Inc. with CapitalSource Inc. as the surviving entity.
      In October 2005, we repaid the remaining outstanding balance under our $100.0 million pledge agreement with Wachovia Capital Markets LLC.
      In September 2005, we announced our intention to elect to be taxed as a real estate investment trust (“REIT”) for the year commencing January 1, 2006. On October 31, 2005, our Board of Directors declared a dividend of $2.50 per share, or approximately $350.0 million in the aggregate, payable to common shareholders of record as of November 23, 2005. This amount represents an estimate of our cumulative earnings and profits attributable to tax years ending prior to January 1, 2006, which we are required to pay to our shareholders in connection with our REIT election. We expect to pay this special dividend on or about January 25, 2006. Holders on the record date for this dividend will be entitled to elect to receive their portion of this dividend in cash, shares of our common stock or a combination of 20% cash and 80% in shares of common stock, with not more than 20% of the total dividend amount paid in cash. Regardless of the form in which it is received, we expect this will be a taxable dividend to shareholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
      This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. Our ability to predict results or the mutual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. All statements regarding our expected financial position, business and financing plans are forward-looking statements.
      The forward-looking statements in this Form 10-Q regarding our anticipated election to be taxed as a real estate investment trust (“REIT”) commencing in 2006 are subject to particular risks, including, but not limited to: resolution of, and receipt of final Board of Directors approval with respect to, relevant legal, accounting and financial matters relating to our election of REIT status beginning January 1, 2006, and no occurrence of other events that require a change in the timing of our REIT election; our ability to restructure our corporate entities and existing financings to permit us to position our assets in the most advantageous manner between the REIT and a taxable REIT subsidiary; material variance in the expected level of our cumulative earnings and profits or our projected dividend payout, and the implications of any such variance on our stock price; our ability to access the capital markets on attractive terms or at all to obtain the financing we will need to manage the growth of our existing loan portfolio and to operate as a REIT; our management’s ability to operate our business in accordance with the complex rules and regulations governing REITs as necessary to ensure our qualification and maintenance of our REIT status; potential changes in tax laws that could reduce the benefits we associate with the REIT election; our lack of share ownership limitations and transfer restrictions in our charter could result in our failure to qualify as a REIT if five or fewer individuals were to acquire 50 percent or more of our outstanding shares of common stock; and the relative attractiveness of our dividend payout as compared to other investment options should market interest rates continue to rise.
      More detailed information about the factors that could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements are contained herein in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the “Risk Factors” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 15, 2005, and our Current Report on Form 8-K, as filed with the SEC on October 6, 2005.
      All forward-looking statements speak only to events as of the date on which the statements are made. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.
      The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Form 10-Q.

OVERVIEW
      We are a specialized commercial finance company providing loans to small and medium-sized businesses. Our goal is to be the lender of choice for small and medium-sized businesses with annual revenues ranging from $5 million to $500 million that require customized and sophisticated debt financing. We conduct our business in one reportable segment through three focused lending businesses:

•	Healthcare and Specialty Finance, which generally provides asset-based revolving lines of credit, first mortgage loans, equipment financing and other senior and mezzanine loans to healthcare businesses and a broad range of other companies;

•	Corporate Finance, which generally provides senior and mezzanine loans principally to businesses backed by private equity sponsors; and

•	Structured Finance, which generally engages in commercial and residential real estate lending and also provides asset-based lending to finance companies.
      We offer a range of senior and subordinate mortgage loans, secured asset-based loans, senior secured cash flow loans and mezzanine loans to our clients. Although we may make loans greater than $50 million, our loans generally range from $1 million to $50 million, with an average loan size as of September 30, 2005 of $6.5 million, and generally have a maturity of two to five years. Substantially all of our loans require monthly interest payments at variable rates. In many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining.
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
      The primary driver of our results of operations and financial condition has been our significant growth since our inception on September 7, 2000. Our interest earning assets, which consist primarily of loans, grew to $5.8 billion as of September 30, 2005, an increase of 23%, from $4.7 billion as of December 31, 2004, and generated a gross yield of 12.15% for the nine months ended September 30, 2005.
      We believe we have been able to manage our significant growth since inception without material adverse effects on the credit quality of our portfolio. We have provided an allowance for loan losses consistent with our expectation of losses inherent in our portfolio. As of September 30, 2005, loans with an aggregate principal balance of $54.9 million were 60 or more days delinquent. As of September 30, 2005, loans with an aggregate principal balance of $119.4 million were on non-accrual status.
      Our business depends on our access to external sources of financing and the cost of such funds. Since inception, we have funded our business through a combination of secured credit facilities, secured term debt, convertible debt, equity and retained earnings. The weighted average interest cost of our borrowings for the nine months ended September 30, 2005 was 4.22%. All of our term debt transactions have been accounted for as on-balance sheet financings with no gain or loss recorded on the transactions. As of September 30, 2005, our debt to equity ratio was 4.31x. Our ability to continue to grow depends to a large extent on our ability to continue to borrow from our lenders and our access to the debt capital markets. To the extent these markets were to suffer from prolonged disruptions, our ability to finance continued growth could be hampered. We believe that our capital structure and access to additional funding sources provide us with the flexibility to continue to grow our assets as we pursue attractive lending opportunities. We expect to obtain additional financing in a manner that we consider prudent, with the goal of maintaining a balanced and diverse pool of funding sources while minimizing our cost of funds.
      We accelerated our hiring and investments in other operational assets during our first years in operation and have continued to make these investments. We believe our expenses generally will continue to decrease as a percentage of our average total assets as we continue to monitor our operating expenses and spread these expenses over a growing portfolio of loans. For the nine months ended September 30, 2005, the ratio of our operating expenses to average total assets was 2.73%, down from 3.22% for the nine months ended September 30, 2004.
      During the nine months ended September 30, 2005, short-term interest rates rose, and we expect them to continue to rise. Increases in short-term interest rates will have a positive impact on our net interest income as substantially all of our loans are at variable rates, while certain of our borrowings are at fixed rates. In addition, the amount of our interest earning assets exceeds the amount of our interest bearing liabilities.
     Portfolio Composition
      Our security alarm industry loans have been included in our Healthcare and Specialty Finance Business since January 1, 2005 and previously in our Structured Finance Business as of December 31, 2004, and are reflected as such in the portfolio statistics below. The composition of our loan portfolio by loan type and by lending business as of September 30, 2005 and December 31, 2004 was as follows:

	September 30, 2005		December 31, 2004

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$1,943,741	35%	$1,327,556	31%
Senior secured cash flow loans	1,685,404	31	1,583,411	37
First mortgage loans	1,591,012	29	1,120,204	26
Mezzanine loans	267,099	5	243,354	6

Total	$5,487,256	100%	$4,274,525	100%

Composition of portfolio by lending business:
Healthcare and Specialty Finance	$2,056,182	38%	$1,229,804	29%
Corporate Finance	1,813,046	33	1,709,180	40
Structured Finance	1,618,028	29	1,335,541	31

Total	$5,487,256	100%	$4,274,525	100%

      We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by lending business as of September 30, 2005 were as follows:

	Number	Average	Number	Average Loan Size
	of Loans	Loan Size	of Clients	Per Client

	($ in thousands)
Composition of portfolio by lending business:
Healthcare and Specialty Finance	381	$5,397	276	$7,450
Corporate Finance	273	6,641	117	15,496
Structured Finance	189	8,561	164	9,866

Overall portfolio	843	6,509	557	9,851

      The scheduled maturities of our loan portfolio by type as of September 30, 2005 were as follows:

	Due in	Due in One
	One Year	to Five	Due After
	Or Less	Years	Five Years	Total

	($ in thousands)
Scheduled maturities by loan type:
Senior secured asset-based loans	$353,532	$1,567,114	$23,095	$1,943,741
Senior secured cash flow loans	274,501	1,311,086	99,817	1,685,404
First mortgage loans	381,847	1,122,337	86,828	1,591,012
Mezzanine loans	76,665	159,286	31,148	267,099

Total	$1,086,545	$4,159,823	$240,888	$5,487,256

      The dollar amounts of all fixed-rate and adjustable-rate loans by loan type as of September 30, 2005 were as follows:

	Adjustable Rate	Fixed Rate
	Loans	Loans	Total

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$1,910,185	$33,556	$1,943,741
Senior secured cash flow loans	1,669,445	15,959	1,685,404
First mortgage loans	1,390,766	200,246	1,591,012
Mezzanine loans	172,931	94,168	267,099

Total	$5,143,327	$343,929	$5,487,256

Percentage of total portfolio	94%	6%	100%

      We also invest in equity interests, typically in connection with a loan to a client. The investments include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments. During the three months ended September 30, 2005, we purchased debt securities which are included as available-for-sale investments. As of September 30, 2005 and December 31, 2004, the total carrying value of our investments was $90.4 million and $44.0 million, respectively.
      As of September 30, 2005, we had commitments to contribute up to an additional $15.2 million to 11 private equity funds and $3.8 million to a joint venture.

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
     Provision for Loan Losses
      The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan losses inherent in our portfolio. As the size of our portfolio changes, the mix of loans within our portfolio changes, or if the credit quality of the portfolio changes, we record a provision to appropriately adjust the allowance for loan losses.

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

RESULTS OF OPERATIONS
      Our results of operations continue to be driven primarily by our rapid growth. The most significant factors influencing our results of operations for the time periods described in this section were:

•	Significant growth in our loan portfolio;

•	Increased loan loss reserves;

•	Increased borrowings to fund our growth;

•	Increased operating expenses, consisting primarily of higher employee compensation directly related to increases in the number of employees necessary to originate and manage our loan portfolio; and

•	Increased short-term interest rates.
      Our operating results for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

	($ in thousands)				($ in thousands)
Interest income	$133,480	$86,344	$27,136	31%	$361,321	$218,325	$142,996	65%

Fee income	35,771	26,010	9,761	38%	100,723	61,848	38,875	63%

Interest expense	50,981	21,922	29,059	133%	128,364	51,296	77,068	150%

Provision for loan losses	42,884	7,832	35,052	448%	57,833	20,238	37,595	186%

Operating expenses	33,295	28,465	4,830	17%	105,024	78,304	26,720	34%

Other income	2,743	4,014	(1,271)	(32%)	12,787	11,296	1,491	13%

Income taxes	16,751	23,841	(7,090)	(30%)	70,873	55,564	15,309	28%

Net income	28,083	34,308	(6,225)	(18%)	112,737	86,067	26,670	31%

Comparison of the Three Months Ended September 30, 2005 and 2004

Interest Income
      The increase in interest income was due to the growth in average interest earning assets, primarily loans, of $1.6 billion, or 44%, as well as an increase in the interest component of yield to 9.74% for the three months ended September 30, 2005 from 9.07% for the three months ended September 30, 2004, largely due to the increase in short-term interest rates. Fluctuations in yields are driven by a number of factors including the coupon on new originations, the coupon on loans that pay down or pay off and the effect of external interest rates.

Fee Income
      The increase in fee income was primarily the result of the growth in interest earning assets as well as an increase in prepayment fees, which aggregated $11.0 million for the three months ended September 30, 2005 compared to $8.4 million for the three months ended September 30, 2004. Yield from fee income decreased to 2.61% for the three months ended September 30, 2005 from 2.73% for the three months ended September 30, 2004 primarily due to lower prepayment and other fees relative to the growth of average interest earning assets.
     Interest Expense
      We fund our growth largely through borrowings. Consequently, the increase in our interest expense was primarily due to an increase in average borrowings of $1.5 billion, or 51%, as well as rising interest rates during the period. Our cost of borrowings increased to 4.61% for the three months ended September 30, 2005 from 3.00% for the three months ended September 30, 2004. This increase was the result of rising interest rates and an increase in amortization of deferred financing fees due to additional financings and higher loan prepayments in our term debt securitizations, partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our borrowing spread to average 30-day LIBOR for the three months ended September 30, 2005 was 1.01% compared to 1.40% for the three months ended September 30, 2004.
     Net Interest Margin
      Net interest margin, defined as net interest income divided by average interest earning assets, was 8.63% for the three months ended September 30, 2005, a decrease of 87 basis points from 9.50% for the three months ended September 30, 2004. The decrease in net interest margin was primarily due to an increase in interest expense resulting from a higher cost of funds and higher leverage, partially offset by higher yield. Net interest spread, the difference between our gross yield on interest earning assets and the cost of our interest bearing liabilities, was 7.74% for the three months ended September 30, 2005, a decrease of 106 basis points from 8.80% for the three months ended September 30, 2004. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The decrease in net interest spread is attributable to the changes in its components as described above.
      The yields of interest earning assets and the costs of interest bearing liabilities for the three months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,

	2005			2004

		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

	($ in thousands)
Interest earning assets:
Interest income		$133,480	9.74%		$86,344	9.07%
Fee income		35,771	2.61		26,010	2.73

Total interest earning assets(1)	$5,436,081	169,251	12.35	$3,786,683	112,354	11.80
Total interest bearing liabilities(2)	4,383,977	50,981	4.61	2,902,374	21,922	3.00

Net interest spread		$118,270	7.74%		$90,432	8.80%

Net interest margin (net yield on interest earning assets)			8.63%			9.50%

(1)	Interest earning assets include loans, cash and restricted cash.

(2)	Interest bearing liabilities include credit facilities, term debt, convertible debt and repurchase agreements.

Provision for Loan Losses
      The increase in the provision is the result of the growth in our loan portfolio, the increase in the balance of impaired loans in the portfolio and a change in our loan loss reserve estimates. During the three months ended September 30, 2005, we changed our loan loss reserve policy, which included updating our loan loss reserve estimates based on revised reserve factors by loan type that consider historical loss experience, the seasoning of our portfolio, overall economic conditions and other factors.

Other Income
      The decrease in other income was due to a decrease in fees arising from our HUD mortgage origination services of $1.3 million, a decrease in third-party servicing fees of $0.3 million and the recognition of a gain on the sale of a loan participation of $0.7 million occurring in the third quarter 2004. Partially offsetting this decrease was an increase in diligence deposits forfeited of $0.4 million and an increase in gain (loss) on investments of $0.5 million.

Operating Expenses
      The increase in operating expenses was primarily due to an increase in professional fees of $3.3 million related to our election to convert to a REIT effective January 1, 2006. The remaining $1.5 million increase in operating expenses was attributable to an increase of $0.6 million in total employee compensation, an increase of $0.6 million in travel and entertainment expenses and an increase of $0.3 million in rent. The slight increase in total employee compensation during the period was primarily due to an increase in employees to 473 as of September 30, 2005 from 387 as of September 30, 2004, resulting in an increase of $1.3 million in salaries, and the issuance of restricted stock under our equity incentive plan, resulting in an increase of $3.8 million in restricted stock expense. However, this increase was significantly offset by lower incentive compensation. A significant portion of employee compensation is composed of annual bonuses, which we accrue throughout the year. For the three months ended September 30, 2005 and 2004, bonus expense totaled $3.8 million and $8.1 million, respectively.
      Operating expenses as a percentage of average total assets decreased to 2.40% for the three months ended September 30, 2005 from 2.96% for the three months ended September 30, 2004. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income and other income, decreased to 27.51% for the three months ended September 30, 2005 from 30.14% for the three months ended September 30, 2004. The improvements in operating expenses as a percentage of average total assets and the efficiency ratio were attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of loans. Our efficiency ratio also improved partially due to the increase in our net interest and fee income.

Income Taxes
      We provided for income taxes on the income earned for the three months ended September 30, 2005 based on a 37.4% effective tax rate, compared to 39.0% for the previous quarters in 2005. This decrease in the effective tax rate is the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2004 plus a change in the estimated tax rate for 2005 which was accounted for in the third quarter 2005, resulting in a decrease to income taxes of $1.2 million. We expect to provide for income taxes on the income earned in the fourth quarter 2005 based on a 38.6% effective tax rate.
      We provided for income taxes on the income earned for the three months ended September 30, 2004 based on a 41.0% effective tax rate, compared to 38.0% for the previous periods in 2004. This increase in the effective tax rate was the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2003 plus a change in the estimated tax rate for 2004 which was accounted for in the third quarter 2004, resulting in an increase in income taxes of $1.1 million.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Interest Income
      The increase in interest income was due to the growth in average interest earning assets, primarily loans, of $1.9 billion, or 57%, as well as an increase in the interest component of yield to 9.50% for the nine months ended September 30, 2005 from 9.03% for the nine months ended September 30, 2004, largely due to the increase in short-term interest rates. Fluctuations in yields are driven by a number of factors including the coupon on new originations, the coupon on loans that pay down or pay off and the effect of external interest rates.

Fee Income
      The increase in fee income was primarily the result of the growth in interest earning assets as well as an increase in prepayment fees, which aggregated $29.2 million for the nine months ended September 30, 2005 compared to $19.3 million for the nine months ended September 30, 2004. Also contributing to the increase in fee income was a slight increase in yield from fee income to 2.65% for the nine months ended September 30, 2005 from 2.56% for the nine months ended September 30, 2004.

Interest Expense
      We fund our growth largely through borrowings. Consequently, the increase in our interest expense was primarily due to an increase in average borrowings of $1.7 billion, or 73%, as well as rising interest rates during the period. Our cost of borrowings increased to 4.22% for the nine months ended September 30, 2005 from 2.91% for the nine months ended September 30, 2004. This increase was the result of rising interest rates and an increase in amortization of deferred financing fees due to additional financings and higher loan prepayments in our term debt securitizations, partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our borrowing spread to average 30-day LIBOR for the nine months ended September 30, 2005 was 1.10% compared to 1.63% for the nine months ended September 30, 2004.

Net Interest Margin
      Net interest margin, defined as net interest income divided by average interest earning assets, was 8.78% for the nine months ended September 30, 2005, a decline of 69 basis points from 9.47% for the nine months ended September 30, 2004. The decrease in net interest margin was primarily due to the increase in interest expense resulting from a higher cost of funds and higher leverage, offset partially by an increase in yield. Net interest spread, the difference between our gross yield on interest earning assets and the cost of our interest bearing liabilities, was 7.93% for the nine months ended September 30, 2005, a decrease of 75 basis points from 8.68% for the nine months ended September 30, 2004. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The decrease in net interest spread is attributable to the changes in its components as described above.
      The yields of interest earning assets and the costs of interest bearing liabilities for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,

	2005			2004

		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

	($ in thousands)
Interest earning assets:
Interest income		$361,321	9.50%		$218,325	9.03%
Fee income		100,723	2.65		61,848	2.56

Total interest earning assets(1)	$5,082,760	462,044	12.15	$3,228,631	280,173	11.59
Total interest bearing liabilities(2)	4,071,288	128,364	4.22	2,356,923	51,296	2.91

Net interest spread		$333,680	7.93%		$228,877	8.68%

Net interest margin (net yield on interest earning assets)			8.78%			9.47%

(1)	Interest earning assets include loans, cash and restricted cash.

(2)	Interest bearing liabilities include credit facilities, term debt, convertible debt and repurchase agreements.

Provision for Loan Losses
      The increase in the provision is the result of the growth in our loan portfolio, the increase in the balance of impaired loans in the portfolio and a change in our loan loss reserve estimates. During the nine months ended September 30, 2005, we changed our loan loss reserve policy, which included updating our loan loss reserve estimates based on revised reserve factors by loan type that consider historical loss experience, the seasoning of our portfolio, overall economic conditions and other factors.

Other Income
      The increase in other income was primarily due to an increase in gain (loss) on investments of $5.8 million and an increase in third-party servicing fees of $0.7 million, partially offset by a decrease in fees arising from our HUD mortgage origination services of $3.9 million and a decrease in diligence deposits forfeited of $1.2 million.

Operating Expenses
      The increase in operating expenses was primarily due to higher total employee compensation, which increased $20.6 million, or 40%. The higher employee compensation was attributable to an increase in employees to 473 as of September 30, 2005 from 387 as of September 30, 2004, as well as higher incentive compensation and the issuance of restricted stock under our equity incentive plan. A significant portion of employee compensation is composed of annual bonuses, which we accrue throughout the year. For the nine months ended September 30, 2005 and 2004, bonus expense totaled $23.4 million and $20.7 million, respectively. The remaining $6.1 million increase in operating expenses for the nine months ended September 30, 2005 was primarily attributable to an increase of $2.8 million in professional fees, an increase of $1.5 million in rent, an increase of $1.1 million in travel and entertainment and an increase of $0.6 million in other general business expenses.
      Operating expenses as a percentage of average total assets decreased to 2.73% for the nine months ended September 30, 2005 from 3.22% for the nine months ended September 30, 2004. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income and other income, decreased to 30.31% for the nine months ended September 30, 2005 from 32.60% for the nine months ended September 30, 2004. The improvements in operating expenses as a percentage of average total assets and the efficiency ratio were attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of loans. The improvement in our efficiency ratio also partially resulted from the significant increase in our net interest and fee income.

Income Taxes
      We provided for income taxes on the income earned for the nine months ended September 30, 2005 based on a 38.6% effective tax rate compared to a 39.2% effective tax rate for the nine months ended September 30, 2004.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
     Cash and Cash Equivalents
      As of September 30, 2005 and December 31, 2004, we had $125.4 million and $206.1 million, respectively, in cash and cash equivalents. The decrease in cash as of September 30, 2005 compared to December 31, 2004 was primarily due to an unusually high cash balance as of December 31, 2004 resulting from anticipated loan closings that did not occur by year end and loan collections and prepayments that were received just prior to year end. We invest cash on hand in short-term liquid investments. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.
      We had $169.8 million and $237.2 million of restricted cash as of September 30, 2005 and December 31, 2004, respectively. The restricted cash represents principal and interest collections on loans collateralizing our term debt, collateral for letters of credit issued for the benefit of clients, interest collections on loans pledged to our credit facilities and other items such as client holdbacks and escrows. Interest rate swap payments, interest payable and servicing fees are deducted from the monthly interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.
     Investments
      As of September 30, 2005 and December 31, 2004, we had $90.4 million and $44.0 million, respectively, in investments. This increase resulted from $50.4 million in additional investments, offset by $3.9 million from sales of investments and return of capital and the recognition of $0.1 million in unrealized losses on our investments. During the three months ended September 30, 2005, we purchased debt securities in the amount of $28.6 million, net of discounts. These securities are included as available-for-sale investments as of September 30, 2005. As of September 30, 2005, investments totaling $9.0 million were carried at fair value with increases and decreases recorded in other income (expense).
     Borrowings and Liquidity
      As of September 30, 2005 and December 31, 2004, we had outstanding borrowings totaling $4.6 billion and $3.7 billion, respectively. Borrowings under our various credit facilities, term debt, convertible debt and repurchase agreements have supported our loan growth. For a detailed discussion of our borrowings, see Note 6, Borrowings, in our unaudited consolidated financial statements for the quarterly periods ended June 30, 2005 and March 31, 2005 included in our Form 10-Qs, as filed with the SEC on August 5, 2005 and May 10, 2005, respectively, and Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2005.
      Our funding sources, maximum facility amounts, amounts outstanding and unused available commitments, subject to certain minimum equity requirements and other covenants and conditions as of September 30, 2005 were as follows:

	Maximum	Amount	Unused
Funding Source	Facility Amount	Outstanding	Capacity

	($ in thousands)
Credit facilities	$2,394,970	$1,998,582	$396,388
Term debt(1)	—	2,094,511	—
Convertible debt(1)	—	555,000	—
Repurchase agreements	300,000	—	300,000

Total		$4,648,093	$696,388

(1)	Our term and convertible debt are one-time fundings that do not provide any ability for us to draw down additional amounts.
     Credit Facilities
      During the three months ended September 30, 2005, we decreased our committed credit facility capacity by $67.9 million to $2.4 billion. This decrease in capacity resulted from the repayment of a significant portion of the outstanding balance under one of our existing credit facilities and a decrease in the total facility amount of two of our other existing credit facilities. We currently have six secured facilities with nine financial institutions. As of September 30, 2005, $1.6 million of our committed facility capacity has scheduled maturity dates of between one and five years, of which $1.3 billion is subject to annual renewal.

      In October 2005, we sold 19.25 million shares of our common stock in a public offering at a price of $22.30 per share, raising net proceeds of $414.3 million. These proceeds were used to repay borrowings under our credit facilities, resulting in increased credit facility capacity to fund future portfolio growth.
      All of our facilities contain covenants that require us to maintain compliance with certain financial ratios, including maximum debt to equity and minimum net worth. As of September 30, 2005, we were in compliance with these covenants.
     Term Debt
      During the three months ended September 30, 2005, there were no significant changes to our term debt.
     Other Liquidity
      In addition to our secured and unsecured borrowings, additional liquidity is provided by our cash flow from operations. For the nine months ended September 30, 2005 and 2004, we generated cash flow from operations of $112.3 million and $89.3 million, respectively.
      Proceeds from our equity offerings, borrowings on our credit facilities and term loans, the issuance of asset-backed notes in our term debt transactions and the issuance of convertible debt provide cash from financing activities. For the nine months ended September 30, 2005 and 2004, we generated cash flow from financing activities of $928.4 million and $1.3 billion, respectively.
      Investing activities primarily relate to loan origination. For the nine months ended September 30, 2005 and 2004, we used cash in investing activities of $1.1 billion and $1.4 billion, respectively.
      As of September 30, 2005, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $2.0 billion. Our obligation to fund unfunded commitments generally is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. Provided our clients’ additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.
      On September 19, 2005, we announced our intention to elect to be taxed as a REIT, for the year commencing January 1, 2006. As part of our REIT election, we intend to acquire a significant amount of mortgage-backed securities that will enable us to qualify as a REIT. We expect to fund these purchases primarily through new credit facilities, utilizing leverage consistent with industry standards for these assets.
      We expect cash from operations, other sources of capital, including additional borrowings on existing and future credit facilities, repurchase agreements, term debt and issuances of common equity, to be adequate to support our projected needs for funding our existing loan commitments in the short-term and to acquire a significant amount of mortgage-backed securities that will enable us to qualify as a REIT. For the long term, the growth rate of our portfolio and other assets will determine our requirement for additional capital. Additionally, as a REIT, our ability to finance our growth must largely be funded by external sources of capital because we generally will have to distribute 90% of our taxable income to our shareholders to qualify as a REIT. As a result, we anticipate that we will need to raise additional capital from time to time to support our growth. In addition to raising equity, we plan to continue to access the secured debt market for capital and to continue to explore additional sources of financing. These financings may include the general unsecured debt markets, equity-related securities such as convertible debt, or other financing sources. We cannot assure you, however, that we will have access to any of these funding sources in the future.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES
      As of September 30, 2005 and December 31, 2004, the principal balance of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans were as follows:

	September 30,	December 31,
Asset Classification	2005	2004

	($ in thousands)
Loans 60 or more days contractually delinquent	$54,947	$32,278
Non-accrual loans(1)	119,427	22,443
Impaired loans(2)	205,246	32,957
Less: loans in multiple categories	(170,220)	(23,120)

Total	$209,400	$64,558

Total as a percentage of total gross loans	3.82%	1.51%

(1)	Includes loans with an aggregate principal balance of $27.8 million and $0.7 million as of September 30, 2005 and December 31, 2004, respectively, that were also classified as loans 60 or more days contractually delinquent.

(2)	Includes loans with an aggregate principal balance of $50.8 million and $0.7 million, respectively, as of September 30, 2005 and December 31, 2004 that were also classified as loans 60 or more days contractually delinquent, and loans with an aggregate principal balance of $119.4 million and $22.4 million as of September 30, 2005 and December 31, 2004, respectively, that were also classified as loans on non-accrual status. The carrying value of impaired loans was $199.5 million and $32.9 million as of September 30, 2005 and December 31, 2004, respectively.
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
      For the nine months ended September 30, 2005, loans with an aggregate carrying value of $58.2 million as of September 30, 2005 were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of September 30, 2005, these loans were also classified as impaired loans since, under SFAS No. 114, loans classified as troubled debt restructurings are also classified as impaired loans generally for a period of one year following the restructuring. The allocated reserve for loans classified as troubled debt restructurings was $6.5 million as of September 30, 2005. For the year ended December 31, 2004, loans with an aggregate carrying value of $24.9 million as of December 31, 2004 were classified as troubled debt restructurings. The allocated reserve for loans classified as troubled debt restructurings was $0.1 million as of December 31, 2004.
      We have provided an allowance for loan losses to cover estimated losses inherent in the loan portfolio. Our allowance for loan losses was $81.5 million and $35.2 million as of September 30, 2005 and December 31, 2004, respectively. These amounts equate to 1.49% and 0.82% of gross loans as of September 30, 2005 and December 31, 2004, respectively. This increase is due to an increase in the provision for loan losses resulting from the change made to our loan loss reserve estimates during the third quarter 2005 and an increase in impaired loans, partially offset by loan charge offs. During the nine months ended September 30, 2005 and 2004, we charged off loans totaling $11.5 million and $5.7 million, respectively. Of our total allowance for loan losses as of September 30, 2005, $33.5 million was allocated to impaired loans. We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments. Middle market lending involves credit risks which we believe will result in further credit losses in our portfolio.

OFF-BALANCE SHEET RISK
      Depending on the legal structure of the transaction, term debt securitizations may either be accounted for as off-balance sheet with a gain or loss on the sale recorded in the statement of income or accounted for as on-balance sheet financings. All of our term debt transactions to date have been recorded as on-balance sheet financings.
      We are subject to off-balance sheet risk in the normal course of business primarily from commitments to extend credit. As of September 30, 2005 and December 31, 2004, we had unfunded commitments to extend credit to our clients of $2.9 billion and $2.1 billion, respectively. As of September 30, 2005 and December 31, 2004, we had issued $159.5 million and $112.8 million, respectively, in letters of credit which expire at various dates over the next eight years. These letters of credit may have the effect of creating, increasing or accelerating our borrowings. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments we hold.
      Approximately 61% of the aggregate outstanding principal amount of our loans had interest rate floors as of September 30, 2005. The loans with interest rate floors as of September 30, 2005 were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio

	($ in thousands)
Loans with contractual interest rates:
Exceeding the interest rate floor	$3,243,611	59%
At the interest rate floor	24,185	—
Below the interest rate floor	105,952	2
Loans with no interest rate floor	2,113,508	39

Total	$5,487,256	100%

      We primarily use interest rate swap agreements to hedge fixed-rate and prime rate loans pledged as collateral for our term debt. These interest rate swap agreements modify our exposure to interest rate risk by converting fixed-rate and prime rate loans to 30-day LIBOR. We enter into interest rate swaps to offset the basis swaps required by our term debt. Additionally, we use interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt. The fair market value of these interest rate swap agreements was $(0.6) million and $(0.9) million as of September 30, 2005 and December 31, 2004, respectively. The fair market value of the interest rate cap agreements was not significant as of September 30, 2005 and December 31, 2004.
      During the three months ended September 30, 2005, we began using interest rate swaps to hedge certain of our fixed-rate loans which were not pledged to our term debt. The objective of these interest rate swaps is to protect these loans against changes in fair value due to changes in 30-day LIBOR. The fair market value of these interest rate swap agreements was not significant as of September 30, 2005.
      During the three months ended September 30, 2005, we also began using interest rate swaps to hedge certain of our investments in debt securities. The objective of these interest rate swaps is to protect these investments against changes in fair value due to changes in 30-day LIBOR. The fair market value of these interest rate swap agreements was $0.1 million as of September 30, 2005.
      We are required to enter into interest rate swaps if we have more than $50.0 million of fixed-rate loans collateralizing our multi-bank credit facility. As of September 30, 2005, we had $10.3 million of fixed-rate loans collateralizing the facility. Therefore, as of September 30, 2005, we were not required to enter into fixed-rate interest rate swaps. We may make additional fixed rate loans in the future, which could require us to enter into new interest rate swap agreements.

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
     Allowance for Loan Losses
      Our allowance for loan losses reflects the aggregate amount of reserves we have recorded for the loans in our portfolio. We have assigned reserve factors to the loans in our portfolio, which dictate the percentage of the total outstanding loan balance that we reserve. The reserve factors used in the calculation were determined by analyzing the following elements:

•	the types of loans, for example, whether the loan is underwritten based on the borrower’s assets, real estate or cash flow;

•	our historical losses with regard to the loan types;

•	our expected losses with regard to the loan types; and

•	the internal credit rating assigned to the loans.
      Included in the aggregate reserve is a reserve for loan losses for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow or the estimated fair value of the underlying collateral. As defined by SFAS No. 114, we consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all the amounts due according to the contractual terms of the original loan agreement, including principal and scheduled interest payments. We charge off loans against the allocated reserve when full collection of the principal from the sale of collateral or the enforcement of guarantees is remote. We do not necessarily wait until the final resolution of a loan to charge off the uncollectible balance.
      The remaining reserve is in accordance with SFAS No. 5, Accounting for Contingencies, and represents the aggregate loan loss reserve for losses inherent in the portfolio not yet identified. We test the policy reserve for reasonableness monthly. In determining reasonableness, we review trends in the elements analyzed in establishing the reserve factors. If necessary, a change in the policy reserve amount would be recorded.
      If our internal credit ratings, reserve factors or allocated reserves for impaired loans are not accurate, our allowance for loan losses may be misstated.
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
     Term Debt Transactions
      Periodically, we transfer pools of loans to special purpose entities for use in term debt transactions. These on-balance sheet term debt securitizations comprise a significant source of our overall funding, with the face amount of the outstanding loans assumed by third parties totaling $2.4 billion as of September 30, 2005 and December 31, 2004. Transfers of loans have not met the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. If our judgments as to whether the term debt transactions met the requirements for on-balance sheet financing were not appropriate, the accounting would be materially different with gains or losses recorded on the transfer of loans.
ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST
      On September 19, 2005, we announced our intention to elect to be taxed as a real estate investment trust (“REIT”) for the year commencing January 1, 2006.
      To implement our REIT election, we intend to separate our existing, non-qualifying REIT assets, which we will contribute to a taxable REIT subsidiary, or TRS, from our existing qualifying REIT assets, which will be held by us, as the REIT, or in a qualified REIT subsidiary. We plan to effect this separation by amending our credit facilities, to the extent required, and establishing one or more new credit facilities at the REIT level through which we will fund the acquisition and origination of qualifying REIT assets. As part of our REIT election, we intend to acquire a significant amount of mortgage-backed securities that we believe will enable us to qualify as a REIT. Currently our non-qualifying REIT assets consist primarily of our cash flow loans and other non real estate assets primarily within our Corporate Finance and Healthcare and Specialty Finance lending businesses, and our REIT qualifying assets consist of our commercial mortgage loans and other asset-based loans secured by real estate. The earnings we derive from the REIT qualifying assets generally will not be subject to corporate-level tax, except to the extent we retain those earnings.
      To be eligible to elect REIT status, we are also required to distribute our cumulative earnings and profits (“E&P”) attributable to taxable years ending prior to January 1, 2006, the expected effective date of our election to be treated as a REIT. On October 31, 2005, our Board of Directors declared a dividend of $2.50 per share, or approximately $350.0 million in the aggregate, payable to common shareholders of record as of November 23, 2005. We expect to pay this special dividend on or about January 25, 2006. Holders on the record date for this dividend will be entitled to elect to receive their portion of this dividend in cash, shares of our common stock or a combination of 20% cash and 80% in shares of common stock, with not more than 20% of the total dividend amount paid in cash. The share portion of the E&P distribution will increase the number of shares of our common stock outstanding. Regardless of the form in which it is received, we expect this will be a taxable dividend to shareholders.
      In conjunction with the REIT conversion, we announced our intention, commencing in the first calendar quarter of 2006, to begin paying a regular quarterly dividend. Our actual dividend payments on our common stock following the REIT conversion are subject to final approval from our Board of Directors and will be based on our results of operations, cash flow and prospects at the time, as well as any contractual limitations in our debt instruments. Our new quarterly dividend policy is also contingent upon effectiveness of the REIT conversion as of January 1, 2006.
      Additional risk factors regarding our anticipated REIT election commencing in 2006 that could cause our actual results, performance or achievements to differ materially from anticipated levels are described in the Risk Factors section included in our Current Report on Form 8-K as filed with the SEC on October 6, 2005.

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
ITEM 4.     CONTROLS AND PROCEDURES
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      A summary of our repurchases of shares of our common stock for the three months ended September 30, 2005 was as follows:

				Shares Purchased	Maximum
				as Part of	Number of Shares
	Total Number		Average	Publicly	that May Yet be
	of Shares		Price Paid	Announced Plans	Purchased Under
	Purchased		per Share	or Programs	the Plans

July 1 — July 31, 2005	—		—	—	—
August 1 — August 31, 2005	9,563	(1)	$19.99	—	—
September 1 — September 30, 2005	—		—	—	—

Total	9,563		$19.99	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

ITEM 5.	OTHER INFORMATION
      None

ITEM 6.	EXHIBITS
      (a) Exhibits
      The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.
Date: November 8, 2005	/s/ JOHN K. DELANEY ---------------------------------------------------------- John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2005	/s/ THOMAS A. FINK ---------------------------------------------------------- Thomas A. Fink Chief Financial Officer (Principal Financial Officer)
Date: November 8, 2005	/s/ JAMES M. MOZINGO ---------------------------------------------------------- James M. Mozingo Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3.2		Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.1		Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.2		Indenture dated as of May 16, 2002, by and between CapitalSource Commercial Loan Trust 2002-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.3		Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.4		Indenture dated as of April 17, 2003, by and between CapitalSource Commercial Loan Trust 2003-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.5		Indenture dated as of September 17, 2003, between CapitalSource Funding II Trust and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.6		Indenture dated as of November 25, 2003, by and between CapitalSource Commercial Loan Trust 2003-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
4.7		Indenture dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4	.7.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118744)).
4.8		Indenture dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
4.9		Indenture dated as of October 28, 2004, by and between CapitalSource Commercial Loan Trust 2004-2, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 28, 2004).
4.10		Indenture dated as of July 7, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).
4	.10.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).

Exhibit
No.	Description

4.11	Indenture dated as of April 14, 2005, by and between CapitalSource Commercial Loan Trust 2005-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 20, 2005).
12.1	Ratio of Earnings to Fixed Charges.†
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).†
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).†
32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.