Form 10-K
period 2005-12-31
CAPITALSOURCE INC
filed 2006-03-09
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑Yes    ☐No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☑No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑Yes    ☐No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

☑ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑ No
     The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2005 was approximately $1,293,454,000.
     As of March 1, 2006, the number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding was 154,251,810.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of CapitalSource Inc.’s Proxy Statement for the 2006 annual meeting of shareholders, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      This Form 10-K, including the footnotes to our unaudited consolidated financial statements included herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. Our ability to predict results or the mutual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. All statements regarding our expected financial position, business and financing plans are forward-looking statements. All forward-looking statements speak only to events as of the date on which the statements are made. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.
      The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K, including that set forth under Item 1A, Risk Factors.

ITEM 1.	BUSINESS
Overview
      We are a specialized finance company providing loans to small and medium-sized businesses. We also selectively make equity investments, engage in asset management and servicing activities and invest in residential mortgage assets. We intend to qualify as a real estate investment trust (“REIT”) in 2006.
      Through our commercial lending activities, our primary goal is to be the lender of choice for small and medium-sized businesses with annual revenues generally ranging from $5 million to $500 million that require customized and sophisticated debt financing. We provide a wide range of financial products that we negotiate and structure on a client-specific basis, through direct interaction with the owners and senior managers of our clients. We seek to add value to our clients’ businesses by providing tailored financing that meets their specific business needs and objectives.
      As of December 31, 2005, we had 923 loans outstanding under which we had funded an aggregate of $6.0 billion and committed to lend up to an additional $3.2 billion to our clients.
      The financing needs of our clients are often specific to their particular businesses or their particular situation. We believe we can most successfully meet these needs and manage risk through industry or sector focus and flexibility in structuring financings. We offer a range of senior and subordinate mortgage loans, secured asset-based loans, senior secured cash flow loans, mezzanine loans and equity investments to our clients. Because we believe specialized industry and/or sector knowledge is important to successfully serve our client base, we originate, underwrite and manage our loans through three focused commercial lending businesses organized around our areas of expertise. Focusing our efforts in these specific sectors, industries and markets allows us to rapidly design and implement lending products that satisfy the special financing needs of our clients. Our commercial lending businesses are:

•	Structured Finance, which generally engages in commercial and residential real estate lending and also provides asset-based lending to finance companies;

•	Healthcare and Specialty Finance, which generally provides asset-based revolving lines of credit, first mortgage loans and other senior and mezzanine loans to healthcare businesses and a broad range of other companies; and

•	Corporate Finance, which generally provides senior and mezzanine loans principally to businesses backed by private equity sponsors.
      We price our loans based upon the risk profile of our clients. Although we make loans greater than $50 million, our loans generally range from $1 million to $50 million, with an average loan size of $6.5 million as of December 31, 2005. Our loans generally have a maturity of two to five years with a weighted average maturity of 3.09 years as of December 31, 2005. Our geographically diverse client base consisted of 611 clients with headquarters in 44 states, the District of Columbia, Canada and the United Kingdom as of December 31, 2005.
Developments during Fiscal Year 2005
      In September 2005, after a thorough analysis of our competitive landscape and market position, we announced our intention to elect to be taxed as a REIT commencing in 2006. Our decision to operate as a REIT represents an evolution of our strategy, as real estate based lending has comprised a significant percentage of our origination activities since inception. As a REIT, we will continue to offer each of our traditional lending products, including corporate loans through our taxable REIT subsidiaries, or TRSs. We believe that our after-tax returns on our real estate based lending products will be enhanced by our new structure because, as a REIT, the earnings from these products that we distribute to our shareholders generally will not be subject to corporate-level tax. In addition, we intend to expand into complementary real estate based products and services including direct real estate investments that we consider natural extensions of our historical loan product offerings and services. To prepare for our operation as a REIT, in December 2005 we divided our loan portfolio by separating the majority of our real estate based loans, which constitute “qualifying” REIT assets, from our other assets. We now hold our non real estate based loans in TRSs. The earnings we derive from our TRS operations will continue to be subject to corporate-level tax.
      As required by REIT tax rules, we declared a special dividend of $2.50 per share, or $350.9 million in the aggregate, representing our estimate at that time of our cumulative undistributed earnings and profits attributable to tax years ended prior to January 1, 2006. In January 2006, this special dividend was paid $70.2 million in cash and $280.7 million in stock, resulting in the issuance of 12.3 million shares of common stock based on an imputed per share stock price of $22.85.
      To facilitate compliance with REIT qualification rules and to begin to optimize the value of the REIT structure, we began investing in residential mortgage-backed securities during the fourth quarter 2005. In November and December 2005, we purchased $2.3 billion of mortgage-backed pass-through certificates guaranteed by the Federal Home Loan Mortgage Corporation (commonly known as Freddie Mac) or the Federal National Mortgage Association (commonly known as Fannie Mae) and collateralized by conforming prime mortgage loans that were originated as hybrid adjustable rate mortgages.
      During 2005, we also began to explore several asset management strategies to increase and diversify our portfolio. These strategies include increased loan syndication activities, management of off-balance sheet collateralized loan obligations with respect to senior secured cash flow loans, joint ventures with private equity funds and third-party servicing of distressed loans and investments.
Loan Products, Service Offerings and Investments
      The types of loan products and services offered by each of our commercial lending businesses share common characteristics, and we generally underwrite the same types of loans across our three commercial lending businesses using similar criteria. When opportunities arise, we may offer a combination of products to a particular client. This single source approach often allows us to close transactions faster than our competitors by eliminating the need for complicated and time-consuming intercreditor negotiations. Our primary types of loan products and services are as follows:

•	Senior Secured Asset-Based Loans. Asset-based loans are collateralized by specified assets of the client, generally the client’s accounts receivable and/or inventory. A loan is a “senior” loan when we have a first priority lien in the collateral securing the loan. These loans, which are generally between $1 million and $50 million, usually have a term of two to five years. We generally will advance a client, on a revolving basis, between 80% and 90% of the value of the client’s eligible receivables and between 30% and 70% of a client’s eligible inventory.

•	Senior Secured Cash Flow Loans. Cash flow loans are made based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. Our senior cash flow term loans generally are secured by a security interest in all or substantially all of a client’s assets. In some cases, the equity owners of a client pledge their stock in the client to us. These loans generally range in size from $1 million to $50 million and have a term of three to five years.

•	First Mortgage Loans. We make term loans secured by first mortgages. These loans generally range in size from $2 million to $75 million and have a term of two to five years. We make mortgage loans to clients including owners and operators of hospitals, senior housing and skilled nursing facilities; owners and operators of office, industrial, hospitality, multi-family and residential properties; resort and residential developers; and companies backed by private equity firms that frequently take out mortgages in connection with buyout transactions.

•	Sale/ Leasebacks. During the first quarter 2006, we completed our first sale/leaseback transaction. In these transactions, we buy a client’s real property and lease it back to the client over a long-term lease. We generally intend to hold our sale/leaseback assets for long-term investment. Our initial investment involved our purchase of 38 healthcare facilities subject to ten year, triple-net leases. Under a typical net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements.

•	Term B, Second Lien and Mezzanine Lending. We make Term B, second lien and mezzanine loans. A Term B loan is a loan that shares a first priority lien in the client’s collateral with the lenders on the client’s senior loan but that comes after a senior secured loan in order of payment preference upon a borrower’s liquidation, and, accordingly, generally involves greater risk of loss than a senior secured loan. Term B loans are senior loans and, therefore, are included with senior secured loans in our portfolio statistics. A second lien loan is a loan that has a lien on the client’s collateral that is junior in order of priority and also comes after the senior loans in order of payment. We also make mezzanine loans that may be either cash flow or real estate based loans. A mezzanine loan is a loan that does not share in the same collateral package as the client’s senior loans, may have no security interest in any of the client’s assets and comes after a senior secured loan in order of payment preference. A mezzanine loan generally involves greater risk of loss than a senior loan.

•	Residential Mortgage Investments. In connection with our plan to qualify as a REIT, we invest directly in residential mortgage assets that we believe qualify as REIT eligible assets. In 2005, our investments were in mortgage-backed securities guaranteed as to principal and interest by Freddie Mac or Fannie Mae. Subsequent to year end, we purchased an additional $1.1 billion in Freddie Mac and Fannie Mae guaranteed residential mortgage-backed securities and approximately $2.5 billion in residential prime whole loans. Mortgage-backed securities provide for a monthly payment that consists of both interest and principal, including borrower prepayments. We financed our purchases of residential mortgage-backed securities with repurchase agreements and our residential prime whole loans primarily through securitizations along with repurchase agreements.

•	HUD Mortgage Originations. As a strategic supplement to our real estate lending business, we also act as an agent for the United States Department of Housing and Urban Development, or HUD, for the origination of federally insured mortgage loans through the Federal Housing Authority, or FHA. Because we are a fully approved FHA Title II mortgagee, we have the ability to originate, underwrite, fund and service mortgage loans insured by the FHA. FHA is a branch of HUD which works through approved lending institutions to provide federal mortgage and loan insurance for housing and healthcare facilities.

•	Equity Investments. We may purchase equity in a borrower at the same time and on substantially the same terms as a private equity sponsor client. These equity purchases generally range from $250,000 to $2.0 million for any given client. We do not agree to any rate or other lending concessions in the loans we make to these borrowers in return for the opportunity to make these investments.
Loan Syndications
      We originate loans that we syndicate to other lenders and for which we act as agent. Our syndication strategy allows us to limit our exposure to larger loans and typically results in additional fees we receive for originating the loan and/or serving as agent for the lending syndicate. As of December 31, 2005, we had syndicated out $975.5 million of the loans in our portfolio. Most of our syndication activity relates to our senior secured cash flow loans.
      We also participate in loans originated and syndicated by other lenders where we are not the agent. In these situations, we generally lend money to clients as part of a larger lending package arranged by another lender. As of December 31, 2005, approximately 3% of the aggregate outstanding balance of our loan portfolio comprised loans for which we are not the agent.
Loan Origination, Underwriting and Servicing Process
      We have created an integrated approach to our loan origination and underwriting approval process that effectively combines the skills of our professionals with our proprietary information systems. This process allows us to move efficiently and quickly from our initial contact with a prospective client to the closing of our loan transaction while maintaining our rigorous underwriting standards. The primary steps in this process are as follows:

•	Origination. Our loan origination process begins with our development officers, who are charged with identifying, contacting and screening our prospective clients. They work closely with our investment officers to determine a potential client’s financing needs and to make a determination as to whether to proceed with the prospect. Once the financing for a potential client is approved by all required parties, the investment officer and the client negotiate the principal terms of the financing.

•	Underwriting. Once the principal terms of the financing are determined, the investment officer, along with our dedicated due diligence and field examination employees, perform comprehensive due diligence and underwriting procedures relating to the proposed transaction.

•	Approval. The unanimous approval of our credit committee is required before we make a loan. The members of our credit committee are our Chief Executive Officer, our Chief Investment Officer, our President and Chief Operating Officer, our Chief Credit Officer, our Chief Legal Officer and, for each loan proposed to be made by his lending business, the President(s) of that lending business.

•	Servicing. After a loan is approved and closed, the loan is assigned to a loan officer within a specific lending business to provide tailored and highly customized loan servicing appropriate to that business. Regularly scheduled examinations and due diligence procedures continue to be performed on most loans, depending on their overall complexity and credit risk.
      To streamline our loan origination, underwriting and servicing processes and to expedite loan turnaround time, we have developed two proprietary information technology systems that we use in our daily operations. Both of these systems enable us to enhance our loan servicing abilities:

•	DealTracker, which tracks potential transactions from prospect identification through termination or closing; and

•	CapitalSource Asset Manager, or CAM, which tracks daily portfolio performance for our loan servicing function.

Loan Ratings
      We employ a comprehensive rating system and process to provide timely and accurate assessments of the credit risk inherent in each of our commercial loans. While rating criteria vary by product, each loan rating focuses on the same three factors:

•	credit;

•	collateral; and

•	financial performance.
      Our loan officers conduct a review at least quarterly in which they rate each of the loans for which they are responsible. Some loans are reviewed more frequently. Following the review process, the recommended ratings are sent to the office of the Chief Credit Officer for consideration. The office of the Chief Credit Officer prepares reports detailing the rating changes made during the quarter. This report is then provided to the Credit Committee for final review and approval. Once the ratings have been finalized, the new ratings are made available to all of our professional staff.
Commercial Lending Portfolio Overview
      The composition of our commercial loan portfolio by loan type and by commercial lending business as of December 31, 2005 and 2004 was as follows:

	December 31,

	2005		2004

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans(1)	$2,022,123	34%	$1,327,556	31%
First mortgage loans(1)	1,970,709	33	1,120,204	26
Senior secured cash flow loans(1)	1,740,184	29	1,583,411	37
Mezzanine loans	254,727	4	243,354	6

Total	$5,987,743	100%	$4,274,525	100%

Composition of portfolio by lending business:
Structured Finance(2)	$1,909,149	32%	$1,335,541	31%
Healthcare and Specialty Finance(2)	2,281,419	38	1,229,804	29
Corporate Finance	1,797,175	30	1,709,180	40

Total	$5,987,743	100%	$4,274,525	100%

(1)	Includes Term B loans.

(2)	Our security alarm industry loans have been included in our Healthcare and Specialty Finance Business since January 1, 2005 and were previously in our Structured Finance Business as of December 31, 2004, and are reflected as such in the portfolio statistics throughout this Annual Report on Form 10-K.
      As of December 31, 2005, our commercial loan portfolio was well diversified, with 923 loans to 611 clients operating in multiple industries. We use the term “client” to mean the legal entity that is the borrower party to a loan agreement with us. As of December 31, 2005, our Structured Finance, Healthcare and Specialty Finance and Corporate Finance businesses had commitments to lend up to an additional $0.9 billion, $1.7 billion and $0.6 billion, respectively, to 180, 305 and 126 existing clients, respectively. Throughout this section, unless specifically stated otherwise, all figures relate to our loans outstanding as of December 31, 2005.

      Our commercial loan portfolio by industry as of December 31, 2005 was as follows (percentages by loan balance):
Commercial Loan Portfolio By Industry(1)

(1)	Industry classification is based on the North American Industry Classification System (NAICS).
      As of December 31, 2005, our loans ranged in size from $0.1 million to $96.3 million. Our commercial loan portfolio by loan balance as of December 31, 2005 was as follows:
Commercial Loan Portfolio By Loan Balance

      Our commercial loan portfolio by client balance as of December 31, 2005 was as follows:
Commercial Loan Portfolio By Client Balance
      We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this Annual Report on Form 10-K, we count each loan or client separately and do not aggregate loans to related entities.
      No client accounted for more than 10% of our total revenues in 2005. The principal executive offices of our clients were located in 44 states and the District of Columbia. As of December 31, 2005, the largest geographical concentration was Florida, which makes up approximately 11% of the outstanding aggregate balance of our loan portfolio. In addition, we have loans in Canada and the United Kingdom, which comprised less than 2% of the outstanding aggregate balance of our loan portfolio as of December 31, 2005.

      Our commercial loan portfolio by geographic region as of December 31, 2005 was as follows:
Commercial Loan Portfolio By Geographic Region

(1)	Includes international locations and all states that have a loan balance that is less than 1% of the aggregate outstanding balance of our commercial loan portfolio.
      Our loans primarily provide for contractual variable interest rates from approximately 0% to 14.4% above the prime rate. To mitigate the risk of declining yields if interest rates fall, we seek to include an interest rate floor in our loans whenever possible. Whether we are able to include an interest rate floor in the pricing of a particular loan is determined by a combination of factors, including the potential client’s need for capital and the degree of competition we face in the origination of loans of the proposed type.
      Our loans generally have stated maturities at origination that range from two to five years. As of December 31, 2005, the weighted average maturity and weighted average life of our entire commercial loan portfolio was approximately 3.09 years and 2.90 years, respectively. Our clients typically pay us an origination fee based on a percentage of the commitment amount and typically are required to pay a prepayment penalty for at least the first two years following origination. They also often pay us a fee based on any undrawn commitments as well as a collateral management fee in the case of our asset-based revolving loans.
      The average sizes of our loans by commercial lending business and across our overall portfolio as of December 31, 2005 were as follows:

•	Structured Finance — $9.2 million
•	Healthcare and Specialty Finance — $5.4 million
•	Corporate Finance — $6.1 million
•	Overall Portfolio — $6.5 million
Residential Mortgage Investment Portfolio Overview
      As part of our efforts to qualify as a REIT, we purchased $2.3 billion in residential mortgage-backed securities during the fourth quarter 2005. In addition, subsequent to year end, we purchased an additional $1.1 billion in residential mortgage-backed securities and purchased approximately $2.5 billion in residential prime whole loans. As of December 31, 2005, all of our residential mortgage investments were in hybrid adjustable-rate mortgage (“ARM”) securities with underlying mortgage loans that were originated as 3/1, 5/1 and 7/1 hybrid ARM loans. Hybrid ARM securities are securities that have a fixed coupon for a specified period of time and then adjust annually thereafter. Each of these securities benefits from a full guaranty as to principal and interest from Freddie Mac or Fannie Mae. As of December 31, 2005, the securities we own represent 100% of the beneficial interest in each of the trusts holding the hybrid ARM loans underlying our portfolio of mortgage-backed securities.
      We have financed our investments in mortgage-backed securities to date primarily through repurchase agreements. Under repurchase agreements, assets are sold to a third party with the commitment to repurchase the same assets at a fixed price on an agreed date. The repurchase price reflects the purchase price plus an agreed upon market rate of interest. We have financed our investments in residential prime whole loans to date primarily through securitizations in which the loans are delivered to a trust that sells notes to investors. We acquire the equity and non-offered notes in these securitizations.
      See Off-Balance Sheet Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2005 for a discussion of the accounting treatment for our mortgage-backed securities and related repurchase agreements as of December 31, 2005.
Financing
      We depend on external financing sources to fund our operations. To date, we have employed a variety of financing arrangements including repurchase agreements, credit facilities, on-balance sheet term debt transactions, convertible debt, subordinated debt and equity. We expect that we will continue to seek external financing sources in the future. Our existing financing arrangements are described in more detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.
Competition
      Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. We compete with a large number of financial services companies, including:

•	specialty and commercial finance companies;

•	commercial banks;

•	insurance companies;

•	private investment funds;

•	investment banks;

•	other equity and non-equity based investment funds; and

•	REITS and other real estate investors.
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

Regulation
      Some aspects of our operations are subject to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate credit granting activities, including establishing licensing requirements in some jurisdictions;

•	regulate mortgage lending activities, including establishing state licensing requirements;

•	establish the maximum interest rates, finance charges and other fees we may charge our clients;

•	govern secured transactions;

•	require specified information disclosures to our clients;

•	set collection, foreclosure, repossession and claims handling procedures and other trade practices;

•	regulate our clients’ insurance coverages;

•	regulate our HUD mortgage origination business;

•	prohibit discrimination in the extension of credit and administration of our loans; and

•	regulate the use and reporting of information related to a client’s credit experience.
      In addition, many of the healthcare clients of Healthcare and Specialty Finance are subject to licensure, certification and other regulation and oversight under the applicable Medicare and Medicaid programs. These regulations and governmental oversight indirectly affect our business in several ways.

•	With limited exceptions, the law prohibits payment of amounts owed to healthcare providers under the Medicare and Medicaid programs to be directed to any entity other than actual providers approved for participation in the applicable programs. Accordingly, while we lend money that is secured by pledges of Medicare and Medicaid receivables, if we were required to invoke our rights to the pledged receivables, we would be unable to collect receivables payable under these programs directly. We would need a court order to force collection directly against these governmental payers.

•	Hospitals, nursing facilities and other providers of healthcare services are not always assured of receiving Medicare and Medicaid reimbursement adequate to cover the actual costs of operating the facilities. Many states are presently considering enacting, or have already enacted, reductions in the amount of funds appropriated to healthcare programs resulting in rate freezes or reductions to their Medicaid payment rates and often curtailments of coverage afforded to Medicaid enrollees. Most of our healthcare clients depend on Medicare and Medicaid reimbursements, and reductions in reimbursements caused by either payment cuts or census declines from these programs may have a negative impact on their ability to generate adequate revenues to satisfy their obligations to us. There are no assurances that payments from governmental payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for coverage under these programs.

•	For our clients to remain eligible to receive reimbursements under the Medicare and Medicaid programs, the clients must comply with a number of conditions of participation and other regulations imposed by these programs, and are subject to periodic federal and state surveys to ensure compliance with various clinical and operational covenants. A client’s failure to comply with these covenants and regulations may cause the client to incur penalties and fines and other sanctions, or lose its eligibility to continue to receive reimbursements under the programs, which could result in the client’s inability to make scheduled payments to us.

Taxation as a REIT
      We plan to elect to be taxed as a REIT under the Internal Revenue Code (the “Code”) for the year commencing January 1, 2006. Our qualification as a REIT depends on our ability to meet the various requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. To prepare for our operation as a REIT, in December 2005 we divided our loan portfolio by separating the majority of our real estate based loans, which constitute “qualifying” REIT assets, from our other assets. We now hold our non real estate based loans in TRSs.
      Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying assets. We will still be subject to corporate-level tax on any undistributed earnings from our REIT qualifying assets and on the earnings we derive from our TRS. If we fail to qualify as a REIT in any taxable year, all of our taxable income would be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax).
      We will still be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.
Employees
      As of December 31, 2005, we employed 520 people. We believe that our relations with our employees are good.
Executive Officers
      Our executive officers and their ages and positions as of March 1, 2006 are as follows:

Name	Age	Position

John K. Delaney	42	Chairman of the Board of Directors and Chief Executive Officer
Jason M. Fish	48	Vice Chairman and Chief Investment Officer
Dean C. Graham	40	President and Chief Operating Officer
Bryan M. Corsini	44	Chief Credit Officer
Thomas A. Fink	42	Chief Financial Officer
Steven A. Museles	42	Chief Legal Officer and Secretary
Joseph A. Kenary, Jr.	41	President — Corporate Finance
James J. Pieczynski	43	Co-President — Healthcare and Specialty Finance
Keith D. Reuben	39	Co-President — Healthcare and Specialty Finance
Michael C. Szwajkowski	39	President — Structured Finance
James M. Mozingo	42	Chief Accounting Officer
Donald F. Cole	35	Chief Operations Officer
      Biographies for our executive officers are as follows:
      John K. Delaney, 42, a co-founder of the company, is our Chief Executive Officer, Chairman of our board and is a member of our Executive Management Committee. He has been the Chief Executive Officer and has served on our board since our inception in 2000. From inception until our reorganization as a corporation, Mr. Delaney served as one of our two Executive Managers. From 1993 until its sale to Heller Financial in 1999, Mr. Delaney was the co-founder, Chairman and Chief Executive Officer of HealthCare Financial Partners, Inc., a provider of commercial financing to small and medium-sized healthcare service companies. Mr. Delaney received his undergraduate degree from Columbia University and his juris doctor degree from Georgetown University Law Center.

      Jason M. Fish, 48, a co-founder of the company, has served as our Vice Chairman and Chief Investment Officer since January 2006, is a director and is a member of our Executive Management Committee. He was our President from our inception in 2000 until assuming his current responsibilities and has served on our board since our inception. From inception until our reorganization as a corporation, Mr. Fish also served as one of our two Executive Managers. Prior to founding CapitalSource, Mr. Fish was employed from 1990 to 2000 by Farallon Capital Management, L.L.C., serving as a managing member from 1992 to 2000. Mr. Fish was responsible for the real estate activities of and was involved in both credit and private equity investing for Farallon Capital Management, L.L.C. and Farallon Partners, L.L.C. and their affiliates. Before joining Farallon, Mr. Fish worked at Lehman Brothers Inc., where he was a Senior Vice President responsible for its financial institution investment banking coverage on the West Coast. Mr. Fish currently serves on the board of directors of Town Sports International Inc. He received his undergraduate degree from Princeton University.
      Dean C. Graham, 40, has served as the President and Chief Operating officer since January 2006 and is a member of our Executive Management Committee. Mr. Graham served as the President — Healthcare and Specialty Finance from February 2005 until assuming his current responsibilities and as the Managing Director — Group Head of our Healthcare Finance group from September 2001 through January 2005. Prior to joining us, Mr. Graham was employed from 1998 to 2001 at Heller Healthcare Finance and its predecessor company HealthCare Financial Partners, where he was the Senior Vice President of the Portfolio Development Group and a member of the Heller Healthcare Finance credit committee. Mr. Graham holds an undergraduate degree from Harvard College, a juris doctor degree from the University of Virginia School of Law and a masters degree from the University of Cambridge.
      Bryan M. Corsini, 44, has served as our Chief Credit Officer since our inception in 2000 and is a member of our Executive Management Committee. Prior to joining CapitalSource, Mr. Corsini worked from 1986 to 2000 at Fleet Capital Corporation, a commercial finance company, as Senior Vice President, Head of Loan Administration and Senior Vice President, Underwriting Manager and, most recently, as Executive Vice-President in charge of underwriting and credit for the Northeast Division. Prior to joining Fleet Capital, he was a senior auditor for Coopers & Lybrand where he was responsible for planning, administration and audits of various public and private companies. Mr. Corsini is a certified public accountant and received his undergraduate degree from Providence College.
      Thomas A. Fink, 42, has served as our Chief Financial Officer since May 2003 and is a member of our Executive Management Committee. Prior to joining CapitalSource, Mr. Fink worked as an independent management and finance consultant from December 2001 to May 2003. From 1989 until 2001, Mr. Fink held a variety of finance positions at US Airways Group, Inc. including Treasurer and, most recently, Vice President — Purchasing. Mr. Fink received his undergraduate degree from the University of Notre Dame and his masters of business administration from the University of Chicago Graduate School of Business.
      Steven A. Museles, 42, has served as our Chief Legal Officer and Secretary since our inception in 2000 and is a member of our Executive Management Committee. Prior to joining us, Mr. Museles was a partner practicing corporate and securities law at the law firm of Hogan & Hartson L.L.P., which he joined in 1993. Mr. Museles holds his undergraduate degree from the University of Virginia and his juris doctor degree from Georgetown University Law Center.
      Joseph A. Kenary, Jr., 41, has served as the President — Corporate Finance since February 2005 and is a member of our Executive Management Committee. Mr. Kenary served as the Managing Director — Group Head of our Corporate Finance group from September 2001 until assuming his current responsibilities. From our inception until September 2001, Mr. Kenary served as an investment officer in our Corporate Finance group. Prior to joining us, Mr. Kenary was employed from 1998 to 2000 at Heller HealthCare Finance and its predecessor company, HealthCare Financial Partners, most recently serving as a Vice President/Investment Officer. Mr. Kenary received his undergraduate degree from Harvard College and his masters of business administration from the Anderson School at University of California, Los Angeles.
      James J. Pieczynski, 43, has served as Co-President — Healthcare and Specialty Finance since January 2006. Mr. Pieczynski served as Managing Director — Healthcare Real Estate Group from February 2005 until assuming his current responsibilities and as Director — Long Term Care from November 2001 through

January 2005. Prior to joining us, Mr. Pieczynski was employed from 1993 until 2001 at LTC Properties, Inc., a real estate investment trust which primarily invests in healthcare properties, where he held a variety of positions including President, Chief Financial Officer and most recently, Chief Strategic Planning Officer. Mr. Pieczynski received his undergraduate degree from the University of Illinois, Urbana-Champaign.
      Keith D. Reuben, 39, has served as Co-President — Healthcare and Specialty Finance since January 2006. Mr. Reuben served as Managing Director — Healthcare and Specialty Finance from February 2005 until assuming his current responsibilities, as Chief Operating Officer of Healthcare and Specialty Finance from January 2004 through January 2005, as Director from November 2001 through December 2003 and as Investment Officer from May 2001 through October 2001. Prior to joining us, Mr. Reuben was employed from 1999 until 2001 at Heller Healthcare Finance where he served as Senior Counsel and Investment Officer. Mr. Reuben received his undergraduate degree from Yale University and his juris doctor degree from the University of Pennsylvania.
      Michael C. Szwajkowski, 39, has served as the President — Structured Finance since February 2005 and is a member of our Executive Management Committee. Mr. Szwajkowski served as the Managing Director — Group Head of our Structured Finance group from September 2001 until assuming his current responsibilities. Prior to joining us, from April 1999 until October 2000, Mr. Szwajkowski served as the founder and President of Clarity Holdings, Inc., a financial services holding company which owned and operated a national bank. Mr. Szwajkowski received his undergraduate degree from Bowdoin College and a masters of business administration from the University of Chicago Graduate School of Business.
      James M. Mozingo, 42, has served as the Chief Accounting Officer since October 2003. Mr. Mozingo served as Controller from our inception until assuming his current position. Prior to joining us, Mr. Mozingo served as the controller of Orbital Imaging Corporation, a satellite imaging company which filed a voluntary petition of reorganization under Chapter 11 of the federal bankruptcy code in April 2002, from 1998 to 2000. Prior to that, Mr. Mozingo was a senior manager at Ernst & Young LLP. Mr. Mozingo is a certified public accountant and received his undergraduate degree in accounting from William & Mary.
      Donald F. Cole, 35, has served as our Chief Operations Officer since February 2005 and is a member of our Executive Management Committee. Mr. Cole served as our Chief Information Officer from July 2003 until assuming his current responsibilities. Mr. Cole joined us in March 2001 as a loan officer, was promoted first to Control Systems Officer in 2002 and then to Director of Operations in January 2003. Prior to joining us, Mr. Cole practiced law at Covington & Burling, LLP from 2000 until 2001. Mr. Cole is a certified public accountant and earned both his undergraduate degree and his masters of business administration from the State University of New York at Buffalo and his juris doctor degree from the University of Virginia School of Law.
Other Information
      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.capitalsource.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
      We also provide access on our website to our Principles of Corporate Governance, Code of Business Conduct and Ethics, the charters of our Audit, Compensation, Credit Policy and Nominating and Corporate Governance Committees and other corporate governance documents. Copies of these documents are available to any shareholder upon written request made to our corporate secretary at our Chevy Chase, Maryland address. In addition, we intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics.

ITEM 1A.     RISK FACTORS
      Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should know, however, that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation. As a result, you should consider all of the following risks, together with all of the other information in this Annual Report on Form 10-K, before deciding to invest in our common stock.
Risks Impacting Our Funding and Growth

If we fail to effectively manage our growth, our financial results could be adversely affected.
      We believe that the success of a commercial finance business like ours depends on our ability to increase our interest-earning assets while continuing to maintain disciplined origination and credit decision-making. To that end, from our inception to December 31, 2005, our assets have grown to $7.0 billion and as of December 31, 2005, we had 520 employees and 23 offices. We must continue to refine and expand our marketing capabilities, our management procedures, our internal controls and procedures, our access to financing sources and our technology. As we grow, we must continue to hire, train, supervise and manage new employees. In addition our recent election to be taxed as a REIT has imposed added challenges on our senior management and other employees, who together must monitor our REIT compliance obligations, develop new real estate-related product offerings and make appropriate alterations to our loan origination, marketing and monitoring efforts. We may not be able to hire and train sufficient lending and administrative personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth effectively, our operations, REIT compliance and financial results could be adversely affected.

Our ability to grow our business depends on our ability to obtain external financing.
      We require a substantial amount of money to make new loans and to fund obligations to existing clients. As a REIT, we are even more dependent on external sources of capital than we have been in the past. This increased dependence results from the requirement that to qualify as a REIT we generally have to distribute to our shareholders 90% of our taxable income, including taxable income where we do not receive corresponding cash. In the past, we have obtained the cash required for our operations through the issuance of equity, convertible debentures and subordinated debt, and by borrowing money through credit facilities, term debt and repurchase agreements. Our continued access to these and other types of external capital depends upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions and the market price of our common stock. We cannot assure you that sufficient funding or capital will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to pay dividends to our shareholders.

If our lenders terminate or fail to renew any of our credit facilities or repurchase agreements, we may not be able to continue to fund our business.
      At December 31, 2005, we had eight credit facilities totaling $4.1 billion in commitments. The majority of our loans that we have not securitized are held in these facilities. Under the terms of these facilities, we receive the cash flow generated by our loans held in these facilities after deductions for monthly interest and fee payments payable to our lenders. Several of the credit facilities are renewable annually and the repurchase agreements generally have terms of one year or less. Additionally, these facilities contain customary representations and warranties, covenants, conditions and events of default that if breached, not satisfied or triggered could result in termination of the facilities. Consequently, if one or more of these facilities were to terminate prior to its expected maturity date or if any such facility were not renewed, our liquidity position would be materially adversely affected, and we may not be able to satisfy our outstanding loan commitments, originate new loans or continue to fund our operations.
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

Our use of significant leverage could adversely affect our residential mortgage loan and mortgage-backed securities portfolio and negatively affect cash available for distribution to our shareholders.
      We have borrowed significant funds to finance the acquisition of the assets comprising our portfolio of residential mortgage loans and mortgage-backed securities through repurchase agreements and securitizations. Our use of repurchase facilities to finance the purchase of residential mortgage loans and mortgage-backed securities exposes us to the risk that a decrease in the value of such assets may cause our lenders to make margin calls that we may not be able to satisfy. To meet margin calls, we may have to sell residential mortgage loans and/or mortgage-backed securities, which could result in realized losses and negatively affect cash available for distribution to our shareholders. If we fail to meet a margin call or if we are required to sell residential mortgage loans and/or mortgage-backed securities to meet a margin call, our ability to comply with the REIT asset tests could be adversely affected. Furthermore, because the disposition of only part of a whole pool of mortgage-backed securities that we hold could adversely affect our exemption under the Investment Company Act of 1940, the effect of a margin call could be compounded by the fact that we might be required to dispose of the entire pool of securities on which the margin call was made. See Off-Balance Sheet Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2005 for a discussion of the accounting treatment for these mortgage-backed securities as of December 31, 2005.
      Further, the percentage of leverage we are able to employ with respect to our residential mortgage loans and mortgage-backed securities, and the cost of that leverage, varies depending on market conditions. Our debt service payments reduce cash flow available for distributions to shareholders. To the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from our mortgage loans and mortgage-backed securities, the return on such assets and the cash available for distribution to our shareholders may be reduced.

The borrowing costs on our residential mortgage loans and mortgage-backed securities could increase relative to the interest we receive on such investments, thereby negatively affecting cash available for distribution to our shareholders.
      As our repurchase agreements and other short-term borrowing instruments mature, we will be required to enter into new repurchase agreements, other short-term borrowings or alternative term financing agreements. An increase in short-term interest rates at the time that we seek to enter into new repurchase agreements may reduce the spread between our returns on the investments in our residential mortgage loan and mortgage-backed securities portfolio and the cost of our borrowings. This change in interest rates would adversely affect our returns on such investments that are fixed rate and/or subject to prepayment or extension risk, which might reduce earnings and, in turn, cash available for distribution to our shareholders.

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
      We have completed seven term debt transactions with respect to loans in our commercial lending portfolio, all of which we accounted for on-balance sheet, through which we raised $4.2 billion in debt capital to pay down our borrowings under our credit facilities and to create additional liquidity under our credit facilities for use in funding our loans. Our term debt consists of asset securitization transactions in which we transfer loans to a trust that aggregates our loans and, in turn, sells notes collateralized by the trust’s assets to institutional investors. The securities issued by the trusts have been rated by three nationally recognized statistical rating organizations.
      We intend to continue to incur term debt through on-balance sheet asset securitization transactions in the future. Relevant considerations regarding our ability to complete additional term debt transactions include:

•	to the extent that the capital markets generally, and the asset-backed securities market in particular, suffer disruptions, we may be unable to complete term debt transactions;

•	disruptions in the credit quality and performance of our loan portfolio, particularly that portion which has been previously securitized and serves as collateral for existing term debt transactions, could reduce or eliminate investor demand for our term debt transactions in the future;

•	our ability to service our loan portfolio must continue to be perceived as adequate to make the securities issued attractive to investors;

•	any material downgrading or withdrawal of ratings given to securities previously issued in our term debt transactions would reduce demand for additional term debt transactions by us;

•	our term debt transactions require the delivery of legal opinions from our counsel to the effect that the transactions constitute true sales of our loans to bankruptcy-remote special purpose entities whose assets would not be consolidated with ours in the event of our future bankruptcy. To the extent the legal landscape changed or our counsel otherwise determined that they could no longer render these opinions, our ability to consummate additional term debt transactions on favorable terms could be impaired. Furthermore, changes in the legal landscape or the inability to render these opinions could have adverse effects on our existing term debt transactions; and

•	structural changes imposed by the rating agencies or investors may reduce the leverage we are able to obtain, increase the cost and otherwise adversely affect the efficiency of our term debt transactions.
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
      We retain the most junior classes of securities issued in our term debt transactions. The securities issued in these term debt transactions that we did not retain are senior to the junior securities we did retain. Our receipt of future cash flows on those junior securities is governed by provisions that control the distribution of cash flows from the loans included in our term debt transaction. In some of our term debt transactions, principal cash flows from those loans must be used to reduce the outstanding balance of the senior notes issued in the term debt transactions and are not available to us until the full principal balance of the senior notes has been repaid. On a monthly basis, interest cash flows from the loans in all of our term debt transactions must first be used to pay the interest on the senior notes, expenses of the term debt transaction and to maintain a required minimum interest reserve. Any related interest cash flows remaining after the payment of these amounts plus any reductions in the minimum interest reserve are distributed to us.
      Several factors may influence the timing and amount of the cash flows we receive from loans included in our term debt transactions, including:

•	If any loan included in a term debt transaction becomes delinquent, the full principal balance of that loan must be included in the interest reserve. We will not receive any distributions from interest cash flows until the interest reserve is fully funded.

•	If a loan included in a term debt transaction has defaulted or is charged off, the full principal balance of that loan must be distributed to the senior noteholders to reduce the outstanding balance of the senior notes. We will not receive any distributions from interest cash flows until the full amount of defaulted and charged-off loans has been distributed.

•	Changes in interest rates and repayment schedules may increase the amount of interest cash flows necessary to fund hedge payments required by, and costs associated with, our term debt transactions. As a result, interest cash flows must be used to make payments related to the hedging arrangements, thereby reducing the cash flows available to us.

•	If the actual prepayment rate of the loans included in a term debt transaction is less than the estimated prepayment rate assumed under that term debt transaction, the notes issued under that term debt transaction will remain outstanding past their expected maturities. In such event, interest cash flows must be used to pay the principal value of the senior notes issued in the term debt transaction until they are fully repaid, thereby eliminating the cash flows available to us until after the senior notes are fully repaid.

The poor performance of a pool of loans we securitize could increase the expense of our subsequent securitizations, which could have a material adverse effect on our results of operations, financial condition and business.
      The poor performance of a pool of loans that we securitize could increase the expense of any subsequent securitization we bring to market. Increased expenses on our securitizations could reduce the net interest income we receive on our loan portfolio. A change in the market’s demand for our term debt securities or a decline or disruption in the securitization market generally could have a material adverse effect on our results of operations, financial condition and business prospects.

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
      We also make, on a more limited basis, fixed rate loans. Most of the borrowings that we use to finance our loans require the payment of interest at variable interest rates. To the extent that our costs of borrowing increase, our yields on our fixed rate loan products will decline and, if interest rates increased significantly, it could result in a negative yield. Such declines could materially adversely affect our net income and operating profits.
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

Hedging against interest rate exposure may adversely affect our earnings, which could adversely affect cash available for investment or distribution to our shareholders.
      We have entered into interest rate swap agreements and other interest rate hedging strategies. Our hedging activity will vary in scope based on a number of factors including the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.
      Our hedging activity may adversely affect our earnings, which could adversely affect cash available for distribution to our shareholders. Therefore, while we pursue such transactions to reduce our interest rate risks, it is possible that unanticipated changes in interest rates may result in poorer overall performance than if we had not engaged in any such hedging transactions. Moreover, for a variety of reasons, we may not seek to establish, or there may not be, a perfect correlation between such hedging instruments and the holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.
      The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any governmental authorities. Consequently, there are no regulatory requirements on our hedging counterparties with respect to matters such as record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.
      Part of our investment strategy will involve entering into derivative contracts that could require us to fund cash payments in certain circumstances. These potential payments will be contingent liabilities and therefore may not appear on our balance sheet. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at the time, and the need to fund these contingent liabilities could adversely impact our financial condition.
Risk Related to Our Operations as a REIT

We have no prior experience operating as a REIT.
      From our commencement of operations in September 2000 through December 31, 2005, we were organized first as a limited liability company and then as a C-corporation. We intend to make an election to be taxed as a REIT commencing with our 2006 tax year. Our senior management has limited experience in managing a portfolio of assets under the highly complex tax rules governing REITs, which may hinder our ability to achieve our investment objectives. In addition, maintaining our REIT qualification will influence the types of investments we are able to make. We cannot assure you that we will be able to continue to operate our business successfully within the REIT structure or in a manner that enables us consistently to pay dividends to our shareholders.

Changes as a result of our REIT election may make it difficult for investors to compare our operating results with those of prior periods.
      During late 2005 and early 2006, we made changes to our operations to help us attain and maintain compliance with the REIT tax rules. These changes, and their impact on our financial reporting and results of operations, could mean that our past operating results and history may not provide an accurate basis on which to evaluate the merits and risks associated with an investment in our common stock. Among other changes, to the extent practicable, we separated our operations to divide our real estate lending activities, which we intend to conduct through CSE Mortgage LLC, a wholly owned subsidiary, from our non-real estate lending activities, which we expect to continue to conduct through CapitalSource TRS Inc. and its subsidiaries.
      Prior to the end of the first quarter 2006, we plan to make elections to cause CapitalSource TRS Inc. to be taxed as a “taxable REIT subsidiary,” or TRS, under Section 856(l) of the Internal Revenue Code. Although REITs generally are not subject to federal corporate income tax on net taxable income that is distributed currently to shareholders in the form of dividends, TRSs are subject to corporate level income taxes. Our use of these and our other TRSs enables us to engage in non-REIT qualifying business activities. However, under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. This limitation affects our ability to make investments in non-REIT qualifying operations. Furthermore, our current and expected future use of TRSs may cause the market to value our common stock differently than the shares of other REITs, which may not use TRSs as extensively as we use them.
      To help us comply with the REIT tax rules that limit the ability of REITs to earn servicing and other fees that we have historically generated in our lending business, we entered into a management agreement with CapitalSource Finance LLC, a wholly owned subsidiary of CapitalSource TRS Inc., to manage our REIT business and investments. Under the terms of this agreement, CapitalSource Finance will evaluate, negotiate, structure, close and monitor our real estate investments, in addition to performing other management services of the types typically performed by external managers of mortgage REITs, in exchange for a quarterly fee calculated based on our shareholders’ equity.
      The expanded array of real estate-based lending products we have introduced in connection with our REIT election, including our residential mortgage loans and mortgage-backed securities investing activity, could make it more difficult for our investors to compare our 2006 financial statements with those of prior periods.

We could lack access to funds to meet our dividend and tax obligations.
      As a REIT, we are required to distribute at least 90% of our REIT taxable income, excluding capital gains, to maintain our REIT qualification, and we need to distribute 100% of our REIT taxable income, including capital gains, to eliminate federal income tax liability. Moreover, we are subject to a 4% excise tax on the excess of the required distribution over the sum of the amounts actually distributed and amounts retained for which federal income tax was paid, if the amount we distribute during a calendar year (plus excess distributions made in prior years) does not equal at least the sum of 85% of our REIT ordinary income for the year, 95% of our REIT capital gain net income for the year and any undistributed taxable income from prior taxable years. We also could be required to pay taxes and liabilities attributable to periods and events prior to our REIT election and additional taxes if we were to fail to qualify as a REIT in any given year. The amount of funds, if any, available to us could be insufficient to meet our dividend and tax obligations.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities and limit our ability to fund dividend payments using cash generated through our TRSs.
      To maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our stock. Compliance with the REIT requirements may hinder our ability to make certain attractive investments, including investments in the businesses conducted by our TRSs.
      Our ability to receive dividends from the TRSs from which we would make distributions to our shareholders is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of the value of our total assets must be represented by “real estate assets,” cash, cash items, and government securities. Real estate assets include debt instruments secured by mortgages on real property, shares of other REITs, and stock or debt instruments held for less than one year purchased with the proceeds of an offering of shares or long-term debt. In addition, at least 75% of our gross income for each taxable year as a REIT must be derived from interest on obligations secured by mortgages on real property or interests in real property, certain gains from the sale or other disposition of such obligations, and certain other types of real estate income. No more than 25% of our gross income may consist of dividends from the TRSs and other non-qualifying types of income. As a result, even if our non-REIT activities conducted through TRSs were to become highly profitable, we might be limited in our ability to receive dividends from the TRSs in an amount necessary to fund required dividends to our shareholders.

If we fail to qualify as a REIT in any given year, we will have reduced funds available for distribution to our shareholders, and our income will be subject to taxation at regular corporate rates.
      Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we might not succeed in qualifying as a REIT for any particular year, including 2006. Furthermore, our qualification as a REIT depends on our continuing satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements. Our ability to satisfy the asset tests will depend upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. With respect to our compliance with the REIT organizational requirements, the Internal Revenue Service, or IRS, could contend that our ownership interests in TRSs or securities of other issuers would give rise to a violation of the REIT requirements.
      If in any taxable year we fail to qualify as a REIT,

•	we will not be allowed a deduction for distributions to shareholders in computing our taxable income; and

•	we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.

      Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn would likely have a material adverse impact on the value of our common stock. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we were entitled to relief under certain statutory provisions. If we were to avail ourselves of one or more of these statutory savings provisions to maintain our REIT status, we nevertheless would be required to pay penalty taxes of $50,000 or more for each failure. As a result, net income and the funds available for distribution to our shareholders could be reduced for up to five years or longer, which would have a continuing material adverse impact on the value of our common stock. Even if we qualify as a REIT, any gain or income recognized by our TRSs, either as a result of regular operations or in connection with our REIT election related restructuring transactions, will be subject to federal corporate income tax and applicable state and local taxes.

Our business activities are potentially subject to prohibited transactions tax or corporate level tax.
      REITs are generally passive entities and thus only can engage in those activities permitted by the Code, which for us generally includes our real estate based lending activities and the complementary activities in which we engage, such as sale/leaseback transactions and acquiring whole pools of mortgage loans and mortgage-backed securities. Accordingly, we conduct our non-real estate lending activities through multiple TRSs, which are subject to corporate level tax, because such activities generate non-qualifying REIT income.
      Also, we limit the asset disposition activity that we engage in directly (that is, outside of our TRSs) because certain asset dispositions conducted regularly and directly by us could constitute “prohibited transactions” that could be subject to a 100% penalty tax. In general, prohibited transactions are defined by the Code to be sales or other dispositions of property held primarily for sale to customers in the ordinary course of a trade or business other than property with respect to which a “foreclosure property” election is made. By conducting our business in this manner, we believe that we satisfy the REIT requirements of the Code and avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction; however, this operational constraint may prevent us from disposing of one or more of our real estate-based loans to obtain liquidity or to reduce potential losses with respect to non-performing assets. We may not always be successful, however, in limiting such activities to any TRSs. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur.

The requirements of the Investment Company Act impose limits on our operations that impact the way we acquire and manage our assets and operations as a REIT.
      We conduct our operations so as not to be regulated as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. We rely on the exemption provided by Section 3(c)(5) of the Investment Company Act. Our ability to originate loans and acquire other assets is limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. If we fail to own a sufficient amount of qualifying assets to satisfy the requirements of Section 3(c)(5) of the Investment Company Act and could not rely on any other exemption or exclusion under the Investment Company Act, we could be characterized as an investment company. The characterization of us as an investment company would require us to either (i) change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) register as an investment company. Any modification of our business plan for these purposes could have a material adverse effect on us. Further, if we were determined to be an unregistered investment company, we could be subject to monetary penalties and injunctive relief in an action brought by the SEC, we may be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. In addition, we currently employ a degree of leverage in our business that would not be permissible for a company regulated under the Investment Company Act. If we were determined to be an investment company, we would have to restructure our operations dramatically, and also possibly raise substantial amounts of additional equity to come into compliance with the limitations prescribed under the Investment Company Act. Finally, because affiliate transactions are prohibited under the Investment Company Act, failure to maintain our exemption would force us to terminate our agreements with affiliates. Any of these results would be likely to have a material adverse effect on our business, our financial results and our ability to pay dividends to shareholders.

Rapid changes in the values of our residential mortgage loans and mortgage-backed securities and other real estate assets may make it more difficult for us to maintain our REIT status or exemption from the Investment Company Act.
      If the market value or income potential of our mortgage-backed securities and our other real estate assets decline as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets to maintain our REIT status and/or our exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our assets. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

Legislative or other actions affecting REITs could have a negative effect on us.
      The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, which may have retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

The lack of share ownership and transfer restrictions in our charter may affect our ability to qualify as a REIT in any particular year and, if such restrictions are added to our charter, they may discourage strategic transactions that would maximize shareholder value.
      As a REIT, we may not have five or fewer individuals who own, directly or indirectly after applying attribution of ownership rules, 50% or more of the value of all outstanding shares of our capital stock. Although it is not required by law or the REIT provisions of the Code, many existing REITs have adopted ownership and transfer restrictions in their articles of incorporation or organizational documents which prevent five or fewer individuals from owning, directly or indirectly, 50% or more of the value of the outstanding shares of these entities. We do not currently have such restrictions in our charter. We intend to submit an amendment to our charter providing for ownership and transfer restrictions to our shareholders for their approval at our 2006 annual meeting, but we cannot assure you that this proposal will be adopted by our shareholders. If our charter is not amended, the possibility exists that five or fewer individuals could acquire 50% or more of the value of all outstanding shares of our capital stock, which could result in our failure to qualify as a REIT or the loss of such qualification in the future. If our charter is amended as proposed, the ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
Risks Related to Our Lending Activities

We may not recover the value of amounts that we lend.
      We experienced charge offs of $13.5 million for the year ended December 31, 2005 and expect to experience charge offs in the future. We charge off loans against the allowance for loan losses when full collection of the principal from the sale of collateral or the enforcement of guarantees is remote. We do not necessarily wait until the final resolution of a loan to charge off the uncollectible balance. As of December 31, 2005, we had an allowance for loan losses of $87.4 million, of which $33.1 million was allocated to impaired loans, reflecting our judgment of the probable loan losses inherent in our portfolio. If we were to experience material losses on our portfolio, they would have a material adverse effect on our ability to fund our business and, to the extent the losses exceed our provision for loan losses, our revenues, net income and assets.
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
      We maintain an allowance for loan losses on our financial statements in an amount that reflects our judgment concerning the potential for losses inherent in our portfolio. Management periodically reviews the appropriateness of our allowance considering economic conditions and trends, collateral values and credit quality indicators. While we revised our loan loss reserve policy in 2005, we cannot assure you that our estimates and judgment with respect to the appropriateness of our allowance for loan losses are accurate. Our allowance may not be adequate to cover credit losses in our portfolio as a result of unanticipated adverse changes in the economy or events adversely affecting specific clients, industries or markets. If our allowance for loan losses is not adequate, our net income will suffer, and our financial performance and condition could be significantly impaired.

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
      For example, as of December 31, 2005, loans representing 19% of the aggregate outstanding balance of our loan portfolio were secured by commercial real estate other than healthcare facilities. If the commercial real estate sector were to experience economic difficulties, we could suffer losses on these loans. In addition, as of December 31, 2005, loans representing 24% of the aggregate outstanding balance of our loan portfolio were to clients in the healthcare industry. Reimbursements under the Medicare and Medicaid programs comprise the bulk of the revenues of many of these clients. Our clients’ dependence on reimbursement revenues could cause us to suffer losses in several instances.

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
      As of December 31, 2005, our ten largest clients collectively accounted for approximately 12% of the aggregate outstanding balance of our loan portfolio and our largest client accounted for approximately 2% of the aggregate outstanding balance of our loan portfolio.

We may not retain control over our joint venture investments which may increase the risk of loss with respect to such investment.
      We are parties to three joint ventures, and we anticipate that we may structure additional investments through joint ventures in the future. We may not have control of the operations of the joint ventures in which we invest. Therefore, these investments may, under certain circumstances involve risks such as the possibility that our partner in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with ours, or be in a position to take action contrary to our instructions or requests or our policies or objectives. As a result, these investments may be subject to additional risks than investments for which we have full operational or management responsibility. Although we will generally seek to maintain a sufficient level of control of any joint venture to permit our objectives to be achieved, there is no guarantee that we will be able to do so.

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

Changes in interest rates could negatively affect our borrowers’ ability to repay their loans.
      Most of our loans bear interest at variable interest rates. To the extent interest rates continue to increase monthly interest obligations of our clients will also increase. Some of our clients may not be able to make the increased interest payments, resulting in defaults on their loans.

Our balloon loans and bullet loans may involve a greater degree of risk than other types of loans.
      As of December 31, 2005, approximately 88% of the outstanding balance of our loans comprised either balloon loans or bullet loans. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that upon maturity of the loan more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan. All of our revolving loans and some of our term loans are bullet loans.
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
      We make Term B, second lien and mezzanine loans. Term B loans, which comprised 4% of the aggregate outstanding balance of our loan portfolio as of December 31, 2005, are senior secured loans that are equal as to collateral and junior as to right of payment to obligations to clients’ other senior loans. Second lien loans are junior as to both collateral and right of payment to obligations to clients’ senior loans. Mezzanine loans may not have the benefit of any lien against the client’s collateral and are junior to any lienholder both as to collateral and payment. Collectively, second lien and mezzanine loans comprised 4% of the aggregate outstanding balance of our loan portfolio as of December 31, 2005. As a result of their junior nature, we may be limited in our ability to enforce our rights to collect principal and interest on these loans or to recover any of the loan balance through a foreclosure of collateral. For example, typically we are not contractually entitled to receive payments of principal on a junior loan until the senior loan is paid in full, and may only receive interest payments on a Term B, second lien or mezzanine loan if the client is not in default under its senior loan. In many instances, we are also prohibited from foreclosing on a Term B, second lien or mezzanine loan until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a client under a Term B, second lien or mezzanine loan must generally be turned over to the senior lender until the senior lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing Term B, second lien or mezzanine loans.

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
      Cash flow lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its tangible assets. These loans tend to be among the largest and riskiest in our portfolio. As of December 31, 2005, our portfolio included 286 cash flow loans under which we had advanced an aggregate of $1.9 billion, or 31%, of the aggregate outstanding loan balance of our portfolio. While in the case of our senior cash flow loans we generally take a lien on substantially all of the client’s assets, the value of those assets is typically substantially less than the amount of money we advance to a client under a cash flow loan. Thus, if a cash flow loan became non-performing, our primary recourse to recover some or all of the principal of our loan would be to force the sale of the entire company as a going concern. If we were a subordinate lender rather than the senior lender in a cash flow loan, our ability to take such action would be further constrained by our agreement with the senior lender. The risks inherent in cash flow lending include, among other things, the following:

•	reduced use of or demand for the client’s products or services and, thus, reduced cash flow of the client to service the loan as well as reduced value of the client as a going concern;

•	lack of support from the client’s equity sponsor;

•	poor accounting systems of the client which adversely affect our ability to accurately predict the client’s cash flows;

•	economic downturns, political events and changes, regulatory changes (including changes in or enforcement of environmental and other laws and regulations), litigation or acts of terrorism that affect the client’s business, financial condition and prospects; and

•	poor management performance.
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

We are subject to federal, state and local laws in connection with our consumer mortgage lending activities.
      We engage in consumer mortgage lending activities which involve the collection of numerous accounts as well as compliance with various federal, state and local laws that regulate consumer lending. Some of these laws require licensing.
      The various laws that regulate consumer lending could change at any time, and we cannot predict the effect of these changes on our business and profitability. Furthermore, compliance with these laws may subject us from time to time to various types of claims, legal actions, including class action lawsuits, investigations, subpoenas and inquiries in the course of our consumer mortgage lending business that could adversely affect our ability to operate profitably.

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
      We may seek to sell non-performing loans or the underlying collateral, at par or at a discount, to third parties to reduce our risk of loss. We consider non-performing loans to be either problem loans that we are actively seeking to out-place or loans that are in workout status. We may provide debt financing to the third parties to enable them to purchase these loans or collateral. The non-performing loan or the sold collateral may serve as the collateral for our loan to the purchaser. In these instances we continue to bear the risk of loss associated with the collateral supporting our original non-performing loan. The loan to the purchaser, however, is reflected in our portfolio as a new loan. For the year ended December 31, 2005, we consummated two transactions in which we financed the purchase of a non-performing or underperforming loan from us by a third party. As of December 31, 2005, the aggregate outstanding principal balance of this type of financing that we provided to third parties totaled $33.9 million.

Our loans could be subject to equitable subordination by a court and thereby increase our risk of loss with respect to such loans.
      Courts have, in some cases, applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower, when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lending institution or its affiliates are found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. In connection with the origination of loans representing approximately 18% of the aggregate outstanding loan balance of our portfolio as of December 31, 2005, we have made direct equity investments or received warrants. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If, when challenged, these factors were deemed to give us the ability to control or otherwise exercise influence over the business and affairs of one or more of our clients, this control or influence could constitute grounds for equitable subordination. This means that a court may treat one or more of our loans as if it were common equity in the client. In that case, if the client were to liquidate, we would be entitled to repayment of our loan on an equal basis with other holders of the client’s common equity only after all of the client’s obligations relating to its debt and preferred securities had been satisfied. One or more successful claims of equitable subordination against us could have an adverse effect on our business, results of operation or financial condition.

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

We are exposed to environmental and other liabilities with respect to properties to which we take title.
      In January 2006, we completed our acquisition of a portfolio of skilled nursing facilities, each of which was subject to triple net leases, from one of our clients. As a REIT, we may engage in similar acquisitions in the future. In such a transaction, we take title to real estate, and, as a result, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
      Owning title to real estate also can subject us to other liabilities for injury to persons on the property or property damage. To the extent that any such liabilities are not adequately covered by insurance, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We have engaged in the past and may engage in the future in lending transactions with affiliates of our directors. The terms of these transactions may not be in our shareholders’ best interests.
      As of December 31, 2005, we had 23 loans representing $211.1 million in committed funds to companies controlled by affiliates of our directors. We may make additional loans to affiliates of our directors in the future. Our conflict of interest policies, which require these transactions to be approved by the disinterested members of our board and be on substantially the same terms as loans to unrelated clients, may not be successful in eliminating the influence of conflicts. As a result, these transactions may divert our resources and benefit our directors and their affiliates to the detriment of our shareholders.

We are not the agent for some of our loans and, consequently, have little or no control over how those loans are administered or controlled.
      In some of our loans we are neither the agent of the lending group that receives payments under the loan nor the agent of the lending group that controls the collateral for purposes of administering the loan. As of December 31, 2005, approximately 3% of the aggregate outstanding balance of our loan portfolio comprised loans in which we are neither the paying nor the collateral agent. When we are not the agent for a loan, we may not receive the same financial or operational information as we receive for loans for which we are the agent and, in many instances, the information on which we must rely is provided to us by the agent rather than directly by the client. As a result, it may be more difficult for us to track or rate these loans than it is for the loans for which we are the agent. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or to foreclose upon the collateral securing the loan without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans may not manage the loan to our standards or may choose not to take the same actions to enforce the loan or to foreclose upon the collateral securing the loan that we would take if we were agent for the loan.

We are sometimes the agent for loans in which a syndicate of lenders participate and, in the event of a loss on any such loan, we could have liability to other members of the syndicate.
      Sometimes we are the agent representing a syndicate of multiple lenders that has made a loan. In that capacity, we may act on behalf of our co-lenders in receiving all payments under the loan and/or controlling the collateral for purposes of administering the loan. As of December 31, 2005, approximately 97% of the aggregate outstanding balance of our loan portfolio comprised loans in which we were either the paying or the collateral agent or both for a group of third-party lenders. When we are agent for a loan, we often receive financial and/or operational information directly from the borrower and are responsible for providing some or all of this information to our co-lenders. We may also be responsible for taking actions on behalf of the lending group to enforce the loan or to foreclose upon the collateral securing the loan. It is possible that as agent for one of these loans we may not manage the loan to the standard of one or more of our co-lenders. In addition, we may choose a different course of action than one or more of our co-lenders would take to enforce the loan or to foreclose upon the collateral securing the loan if our co-lenders were in a position to manage the loan. If we make errors in our administration of these loans or if our co-lenders do not approve of our performance as agent and the lending syndicate suffered a loss on the loan, we may have liability to our co-lenders.

If we violate HUD lending requirements, we could lose our ability to originate HUD mortgage loans, which could adversely affect our financial results.
      As a FHA Title II mortgagee, or approved mortgagee, we could lose our ability to originate, underwrite and service FHA insured loans if, among other things, we commit fraud, violate anti-kickback laws, violate identity of interest rules, engage in a continued pattern of poor underwriting, or the FHA loans we originate show a high frequency of loan defaults. Our inability to engage in our HUD business would lead to a decrease in our net income.

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

If we do not obtain the necessary state licenses and approvals, we will not be allowed to acquire, fund or originate residential mortgage loans in some states, which would adversely affect our operations.
      We have recently begun to acquire residential mortgages. Most states in which we do business require that we be licensed, or that we be eligible for an exemption from the licensing requirement, to conduct this business. We cannot assure you that we will be able to obtain all the necessary licenses and approvals, or be granted an exemption from the licensing requirements, that we will need to maximize the acquisition, funding or origination of residential mortgages or that we will not become liable for a failure to comply with the myriad of regulations applicable to this line of business.

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

Our debtor-in-possession loans may have a higher risk of default.
      From time-to-time we make “debtor-in-possession” loans to clients that have filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, which are used by these clients to fund on-going operations as part of the reorganization process. While our security position for these loans is generally better than for our other asset-based loans, there is a higher risk of default on these loans due to the uncertain business prospects of these clients. Furthermore, if our predictions as to the outcome or timing of a reorganization are inaccurate, the client may not be able to make payments on the loan on time or at all. Several factors may affect our ability to accurately predict the outcome or timing of the reorganization including:

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
      As of December 31, 2005, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $933.2 million. We expect that our loan commitments will continue to exceed our available funds indefinitely. Under the terms of our loan agreements our clients generally cannot require us to fund the maximum amount of our commitments unless they are able to demonstrate, among other things, that they have sufficient collateral to secure all requested additional borrowings. There is a risk that we have miscalculated the likelihood that our clients will be eligible to receive and will, in fact, request additional borrowings in excess of our available funds. If our calculations prove incorrect, we will not have the funds to make these loan advances without obtaining additional financing. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could then have a material adverse effect on our business.

We are in a highly competitive business and may not be able to take advantage of attractive lending opportunities.
      The commercial lending industry is highly competitive. We have competitors who also make the same types of loans to the small and medium-sized privately owned businesses that are our target clients.

      Our competitors include a variety of:

•	specialty and commercial finance companies;

•	national and regional banks and thrifts;

•	private mezzanine funds;

•	insurance companies;

•	private investment funds;

•	investment banks;

•	other equity and non-equity based investment funds; and

•	other REITs.
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
Risks Related to Our Residential Mortgage Investment Portfolio

We have limited experience investing in pools of residential mortgage loans and mortgage-backed securities.
      In addition to the commercial mortgage loans that we originate, we have recently begun to invest in pools of residential mortgage loans and mortgage-backed securities, and we currently intend to continue this investment strategy in connection with qualifying as a REIT. From our inception until mid-November 2005, we did not invest in any pools of residential mortgage loans and mortgage-backed securities. Since that time, we have acquired approximately $5.9 billion of residential mortgage loans and mortgage-backed securities. We expect to continue to invest in pools of residential mortgage loans and mortgage-backed securities in the future, and such investments are integral to our strategy to qualify as a REIT. These investments expose us to risks that we have not previously encountered, and therefore, have limited experience managing. We cannot assure you that our investments in pools of residential mortgage loans and mortgage-backed securities and our efforts to efficiently finance such purchases will be successful or that we will be able to successfully implement our strategies for such investments. Our failure to successfully execute our strategy for purchasing and financing pools of residential mortgage loans and mortgage-backed securities could have an adverse effect on our ability to qualify as a REIT, our operating results and, ultimately, the price of our common stock.

Changes in interest rates could negatively affect the value of our residential mortgage-backed securities, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders.
      In most cases, an investment in residential mortgage-backed securities will decline in value if long-term interest rates increase. Despite Fannie Mae or Freddie Mac guarantees of the residential mortgage-backed securities we own, those guarantees do not protect us from declines in market value caused by changes in interest rates. To the extent not offset by hedges, declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our shareholders. Market values of residential mortgage-backed securities may also decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments and widening of credit spreads.
      A significant risk associated with our current portfolio of residential mortgage-backed securities is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of these residential mortgage-backed securities would decline and the weighted average life of the investments would increase. To the extent not offset by hedges, we could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into to finance the purchase of residential mortgage-backed securities.

Prepayment rates could negatively affect the value of our residential mortgage-backed securities, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders.
      In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our residential mortgage-backed securities portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our shareholders.
      The Fannie Mae or Freddie Mac guarantees of principal and interest related to the residential mortgage-backed securities we currently own do not protect us against prepayment risks.

Some of the investments in our residential mortgage investment portfolio are likely to have limited liquidity and, as a result, there will be uncertainty as to the value of these investments.
      We believe that some of our residential mortgage investment portfolio is likely to be in forms that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

In the future, a significant portion of our residential mortgage investment portfolio may be invested in mortgage-backed securities and non-agency and non-conforming residential mortgage loans, which have a greater risk of loss than agency guaranteed securities.
      As it continues to grow, our residential mortgage investment portfolio may include non-agency mortgage-backed securities and/or non-conforming residential mortgage loans. Non-agency mortgage-backed securities are not guaranteed by Fannie Mae, Freddie Mac or the U.S. government, and therefore, have a higher risk of loss than do agency mortgage-backed securities. We may realize credit losses on our investments in non-agency mortgage-backed securities and/or loans.
      A portion of our residential mortgage loan and mortgage-backed securities portfolio may, in the future, either consist of or be backed by non-conforming residential mortgage loans. We expect that the residential mortgage loans will be non-conforming due to non-credit factors including, but not limited to, the fact that the mortgage loan amounts exceed the maximum amount for such mortgage loans to qualify as conforming mortgage loans and underwriting documentation for the mortgage loans does not meet the criteria for qualification as conforming mortgage loans. Non-conforming residential mortgage loans may have higher risk of delinquency, foreclosure and losses than conforming mortgage loans. We may realize credit losses on our investments in non-conforming residential mortgage loans and mortgage-backed securities backed by non-conforming residential mortgage loans.

In the future we may invest in mortgage-backed securities backed by non-prime or sub-prime residential mortgage loans which are subject to higher delinquency, foreclosure and loss rates than prime residential mortgage loans, which could result in losses to us.
      Non-prime and sub-prime residential mortgage loans are made to borrowers who have poor or limited credit histories and, as a result, they do not qualify for traditional mortgage products. Because of the poor, or lack of, credit history, non-prime and sub-prime borrowers have a materially higher rate of delinquencies, foreclosure and loss rates compared to prime credit quality borrowers. There is limited history with respect to the performance of mortgage-backed securities backed by residential mortgage loans over various economic cycles. Investments in non-prime and subprime mortgage-backed securities backed by sub-prime or non-prime residential mortgage loans have higher risk than investments in mortgage-backed securities backed by prime residential mortgage loans. We may realize credit losses if we invest in mortgage-backed securities backed by sub-prime and non-prime residential mortgage loans because such mortgage-backed securities are subject to all of the risks of the underlying sub-prime and non-prime residential mortgage loans.
Risks Related to our Common Stock

Our cash dividends are not guaranteed and may fluctuate; we could reduce or eliminate dividends on our common stock.
      Our board of directors, in its sole discretion, will determine the amount and frequency of dividends to be provided to our shareholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments. Consequently, our dividend levels may fluctuate, and the level of dividends we pay could be less than expected. If we lower our dividend or elect or are required to retain rather than distribute our income, our stock price could be adversely affected.

Our business is highly dependent on members of our credit committee.
      Our future success depends to a significant extent on the continued services of our Chief Executive Officer, our President, our Chief Investment Officer, our Chief Credit Officer, our Chief Legal Officer and the Presidents of our three businesses who collectively comprise our credit committee. Members of our credit committee have been directly responsible for all of our credit approval decisions since inception. If any of them were to die, become disabled or otherwise leave our employ, we might not be able to replace him with someone of equal skill or ability. Moreover, our credit committee might not continue to function well without the continued services of the former officer.

Acquisitions may adversely impact our business.
      As part of our business strategy, we have in the past purchased other finance companies as well as loan portfolios and related assets from other finance companies, and we expect to continue these activities in the future. We also may acquire portfolios of real property, as in our first sale/leaseback transaction of healthcare facilities in January 2006. Future acquisitions may result in potentially dilutive issuances of equity securities and the incurrence of additional debt. In addition, we face risks from our prior acquisitions and may face additional risks from future acquisitions, including:

•	difficulties in integrating the operations, services, products and personnel of the acquired company or asset portfolio;

•	heightened risks of credit losses as a result of acquired assets not having been originated by us in accordance with our rigorous underwriting standards;

•	the diversion of management’s attention from other business concerns;

•	the potentially adverse effects that acquisitions may have in terms of the composition and performance of our assets; and

•	the potential loss of key employees of the acquired company.

The price of our common stock may be volatile.
      The trading price of our common stock may fluctuate substantially. The price of the common stock which prevails in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of financial services companies;

•	actual or anticipated changes in our earnings and dividends or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	major catastrophic events;

•	loss of a major funding source;

•	interest rate volatility;

•	market perception of REIT stocks;

•	rating agency downgrade of our debt securities, including those of our term debt transactions;

•	sales of large blocks of our stock; or

•	departures of key personnel.
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

An investment in our shares of common stock involves tax concerns in addition to those affecting our REIT status.
      We may face other tax liabilities as a REIT that reduce our cash flow. We may be subject to certain federal, state and local taxes on our income and assets, including state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our shareholders. In addition, to meet the REIT qualification requirements, and to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through TRSs. TRSs are corporations subject to corporate-level income tax at regular rates. The taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure you that we will be able to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
      If, during the ten-year period beginning on the first day of the first taxable year for which we qualified as a REIT, we recognize gain on the disposition of any property that we held as of such date, then, to the extent of the excess of (i) the fair market value of such property as of such date over (ii) our adjusted income tax basis in such property as of such date, we will be required to pay a corporate-level federal income tax on such gain at the highest regular corporate rate. Although we have no present intention to dispose of any property in a manner that would trigger such tax consequences, such dispositions could occur in the future.
      In addition, the IRS may assert liabilities against us for corporate income taxes for taxable years prior to the time we qualified as a REIT, in which case we will owe these taxes plus interest and penalties, if any. Moreover, any increase in taxable income will result in an increase in accumulated E&P, which could require us to pay additional taxable dividends to our then-existing shareholders within 90 days of the relevant determination.
      State tax laws may not conform to federal tax law. Though we expect to qualify as a REIT for federal income tax purposes in 2006, our qualification as a REIT under the laws of each individual state depends, among other things, on that state’s conformity with federal tax law. If you live in a state whose tax laws do not conform to the federal tax treatment of REITs, even if we do not do business in that state, cash distributions to you may be characterized as ordinary income rather than capital gains for purposes of computing your state taxes. You should consult with your tax advisor concerning the state tax consequences of an investment in our common shares.
      We and some of our shareholders could have federal income tax liability if we recognize any “excess inclusion income.” If we own a residual interest in either a real estate mortgage investment conduit, or REMIC, or taxable mortgage pool, we will be required to allocate excess inclusion income among our shareholders to the extent that such amounts exceed our REIT taxable income, excluding any net capital gain. To the extent that a shareholder is allocated a portion of our excess inclusion income, such excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the shareholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of shareholders that are otherwise generally exempt from federal income tax, and (iii) would be subject to federal withholding tax at the maximum rate (30%), generally being ineligible for a reduction or elimination of such tax under an applicable income tax treaty, in the hands of foreign shareholders. Generally, to the extent that we allocate any excess inclusion income to certain “disqualified shareholders” that are not subject to federal income taxation notwithstanding the foregoing sentence, we would be subject to tax on such excess inclusion income at the highest tax rate. Tax-exempt investors, non-U.S. shareholders and shareholders with net operating losses should carefully consider the tax consequences described above and are urged to consult their tax advisors in connection with their decision to invest in our shares of common stock.
      Complying with REIT requirements may limit our ability to hedge effectively. The existing REIT provisions of the Internal Revenue Code substantially limit our ability to hedge mortgage-backed securities and related borrowings. Under these provisions, our annual gross income from qualifying hedges of our borrowings, together with any other income not generated from qualifying real estate assets, is limited to 25% or less of our gross income. In addition, we must limit our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources to 5% or less of our annual gross income. As a result, we might in the future have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. These changes could increase the cost of our hedging activities or leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.
      If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. As of February 28, 2006, we had 154,231,837 shares of common stock outstanding. In addition, exercisable options for 826,070 shares are held by our employees. Subject, in some cases, to Rule 144 compliance, all of these shares are eligible for sale in the public market. The perception in the public market that our existing shareholders might sell shares of common stock could also depress our market price. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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
      In addition, the ownership limits that are the subject of the charter amendment we expect to propose at our 2006 annual meeting could have an anti-takeover effect if the charter amendment is approved by our shareholders. We also are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which restricts the ability of any shareholder that at any time holds more than 15% of our voting shares to acquire us without the approval of shareholders holding at least 66 2/3% of the shares held by all other shareholders that are eligible to vote on the matter.
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
      Our directors and executive officers and entities affiliated with them owned approximately 45% of the outstanding shares of our common stock as of December 31, 2005. As a result, these shareholders, if acting together, would be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      Our headquarters are located in Chevy Chase, Maryland, a suburb of Washington, D.C., where we lease 75,599 square feet of office space under a lease that expires in November 2015. This office houses the bulk of our technology and administrative functions and serves as the primary base for our operations. We maintain offices in California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, New York, Ohio, Pennsylvania, Tennessee, Texas, Utah and in the United Kingdom. We believe our leased facilities are adequate for us to conduct our business.

ITEM 3.	LEGAL PROCEEDINGS
      From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matter was submitted to a vote of our security holders during the fourth quarter of 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
      Our common stock is traded on The New York Stock Exchange under the symbol “CSE.” The high and low sales prices for our common stock as reported by the NYSE for the quarterly periods during 2004 and 2005 were as follows:

	High	Low

2004:
First Quarter	$24.50	$18.85
Second Quarter	$25.02	$20.00
Third Quarter	$23.71	$19.15
Fourth Quarter	$25.98	$21.25
2005:
First Quarter	$25.78	$22.01
Second Quarter	$24.28	$17.95
Third Quarter	$23.70	$18.64
Fourth Quarter	$25.20	$20.81
      On February 28, 2006, the last reported sale price of our common stock on the NYSE was $24.61 per share.
Holders
      As of December 31, 2005, there were 220 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Dividend Policy
      From our initial public offering in August 2003 through December 31, 2005, we did not pay any dividends.
      On January 25, 2006, we paid a special dividend of $2.50 per share, or $350.9 million in the aggregate, to common shareholders of record as of November 23, 2005. This amount represents an estimate of our cumulative undistributed earnings and profits attributable to taxable years ended prior to January 1, 2006, which we are required to pay to our shareholders in connection with our REIT election for the year commencing January 1, 2006.
      In conjunction with our REIT election in 2006, we also intend to begin paying a regular quarterly dividend commencing in the first calendar quarter of 2006. On an annual basis, these dividends will represent at least 90% of our taxable income, determined without regard to the deduction for dividends paid. Our actual dividend payments on our common stock are subject to final approval from our Board of Directors and will be based on our results of operations, cash flow and prospects at the time, as well as any contractual limitations in our debt instruments.
      On February 21, 2006, our Board of Directors declared a first quarter dividend in the amount of $0.49 per share. This dividend will be paid on or about March 31, 2006 to shareholders of record as of March 3, 2006.

ITEM 6.	SELECTED FINANCIAL DATA
      You should read the data set forth below in conjunction with our consolidated financial statements and related notes of CapitalSource Inc., Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information appearing elsewhere in this report. The following tables show selected portions of audited historical consolidated financial data as of and for the five years ended December 31, 2005. We derived our selected consolidated financial data as of and for the five years ended December 31, 2005 from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	($ in thousands, except per share data)
Results of operations:
Interest income	$514,652	$313,827	$175,169	$73,591	$21,915
Fee income	130,638	86,324	50,596	17,512	4,553

Total interest and fee income	645,290	400,151	225,765	91,103	26,468
Interest expense	185,935	79,053	39,956	13,974	4,286

Net interest and fee income	459,355	321,098	185,809	77,129	22,182
Provision for loan losses	65,680	25,710	11,337	6,688	—

Net interest and fee income after provision for loan losses	393,675	295,388	174,472	70,441	22,182
Total operating expenses	143,836	107,748	67,807	33,595	15,589
Total other income	19,233	17,781	25,815	4,736	199

Net income before income taxes	269,072	205,421	132,480	41,582	6,792
Income taxes(1)	104,400	80,570	24,712	—	—

Net income	$164,672	$124,851	$107,768	$41,582	$6,792

Net income per share:
Basic	$1.36	$1.07	$1.02	$0.43	$0.07

Diluted	$1.33	$1.06	$1.01	$0.42	$0.07

Average shares outstanding:
Basic	120,976,558	116,217,650	105,281,806	97,701,088	97,246,279

Diluted	123,433,645	117,600,676	107,170,585	99,728,331	99,336,235

(1)	We provided for income taxes on the income earned in 2005 based on a 38.8% effective tax rate, and for income earned in 2004 based on a 39.2% effective tax rate. We provided for income taxes on the income earned from August 7, 2003 through December 31, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by our members.

	December 31,

	2005	2004	2003	2002	2001

	($ in thousands)
Balance sheet data:
Mortgage-backed securities pledged, trading	$323,370	$—	$—	$—	$—
Loans	5,987,743	4,274,525	2,416,907	1,073,680	394,272
Less deferred loan fees and discounts	(120,407)	(98,936)	(59,793)	(30,316)	(10,746)
Less allowance for loan losses	(87,370)	(35,208)	(18,025)	(6,688)	—

Loans, net	5,779,966	4,140,381	2,339,089	1,036,676	383,526
Total assets	6,987,068	4,736,829	2,567,091	1,160,605	429,642
Repurchase agreements	358,423	—	8,446	—	—
Credit facilities	2,450,452	964,843	736,700	239,900	206,400
Term debt	1,779,748	2,186,311	920,865	425,615	—
Convertible debt	555,000	555,000	—	—	—
Subordinated debt	231,959	—	—	—	—

Total borrowings	5,375,582	3,706,154	1,666,011	665,515	206,400
Total shareholders’ equity	1,199,938	946,391	867,132	473,682	215,126
Portfolio statistics:
Number of loans closed to date	1,409	923	504	209	73
Number of loans paid off to date	(486)	(275)	(87)	(24)	(2)

Number of loans	923	648	417	185	71

Total loan commitments	$9,174,567	$6,379,012	$3,673,369	$1,636,674	$580,640
Average outstanding loan size	$6,487	$6,596	$5,796	$5,804	$5,553
Average balance of loans outstanding during period	$5,046,704	$3,287,734	$1,760,638	$672,015	$186,051
Employees as of period end	520	398	285	164	86

Year Ended December 31,

2005	2004	2003	2002	2001

Performance ratios:
Return on average assets(1)	3.04%	3.59%	4.34%	3.49%	2.00%
Return on average equity(1)	15.05%	14.17%	12.37%	7.76%	2.90%
Net interest margin	8.65%	9.30%	9.81%	10.50%	10.64%
Operating expenses as a percentage of average total assets	2.65%	3.09%	3.58%	4.55%	7.41%
Efficiency ratio (operating expenses/ net interest and fee income and other income)	30.05%	31.80%	32.01%	41.03%	69.65%
Credit quality and leverage ratios:
60 or more days contractual delinquencies as a percentage of loans (as of period end)	0.70%	0.76%	0.18%	0.00%	0.00%
Loans on non-accrual status as a percentage of loans (as of period end)	2.30%	0.53%	0.36%	0.00%	0.00%
Impaired loans as a percentage of loans (as of period end)	3.33%	0.77%	0.63%	0.00%	0.00%
Net charge offs (as a percentage of average loans)	0.27%	0.26%	0.00%	0.00%	0.00%
Allowance for loan losses as a percentage of loans (as of period end)	1.46%	0.82%	0.75%	0.62%	0.00%
Total debt to equity (as of period end)	4.48	x	3.93	x	1.93	x	1.41	x	0.96x
Equity to total assets (as of period end)	17.17%	19.98%	33.78%	40.81%	50.07%

(1)	Adjusted to reflect results from our reorganization as a “C” corporation. As a limited liability company prior to the August 6, 2003 reorganization, all income taxes were paid by the members. As a “C” corporation, CapitalSource Inc. is responsible for the payment of all federal and state corporate income taxes. For the years ended December 31, 2003, 2002 and 2001, return on average assets and return on average equity were calculated based on unaudited pro forma net income that includes provision for income taxes with a combined federal and state effective tax rate of 38%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview and 2005 Highlights
      We are a specialized finance company providing loans to small and medium-sized businesses. We also selectively make equity investments, engage in asset management and servicing activities and invest in residential mortgage assets. We intend to qualify as a real estate investment trust (“REIT”) in 2006.
      Through our commercial lending activities, our primary goal is to be the lender of choice for small and medium-sized businesses with annual revenues generally ranging from $5 million to $500 million that require customized and sophisticated debt financing. Since our inception in September 2000, we have operated through three principal commercial lending businesses:

•	Structured Finance, which generally engages in commercial and residential real estate lending and also provides asset-based lending to finance companies;

•	Healthcare and Specialty Finance, which generally provides asset-based revolving lines of credit, first mortgage loans, equipment financing and other senior and mezzanine loans to healthcare businesses and a broad range of other companies; and

•	Corporate Finance, which generally provides senior and mezzanine loans principally to businesses backed by private equity sponsors.
      Although we make loans greater than $50 million, our loans generally range from $1 million to $50 million, with an average loan size as of December 31, 2005 of $6.5 million, and generally have a maturity of two to five years. Substantially all of our loans require monthly interest payments at variable rates. In many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. During 2005, we closed on loans representing aggregate commitments of $4.4 billion.
      The primary driver of our results of operations and financial condition has been our growth since inception. Our portfolio of interest earning assets, which consists primarily of loans, grew to $7.0 billion as of December 31, 2005 from $4.7 billion as of December 31, 2004 and generated a gross yield of 12.15% for the year ended December 31, 2005. For the year ended December 31, 2005, we earned net income of $164.7 million, or $1.33 per diluted share, a 32% increase compared to net income of $124.9 million, or $1.06 per diluted share in 2004. For the year ended December 31, 2005, we earned returns on average assets and average equity of 3.04% and 15.05%, respectively.

REIT Election
      In September 2005, after a thorough analysis of our competitive landscape and market position, we announced our intention to elect to be taxed as a REIT commencing in 2006. Our decision to operate as a REIT represents an evolution of our strategy, as real estate based lending has comprised a significant percentage of our origination activities since inception. As a REIT, we will continue to offer each of our traditional lending products, including corporate loans through our taxable REIT subsidiaries, or TRSs. We believe that our after-tax returns on our real estate based lending products will be enhanced by our new structure because, as a REIT, the earnings from these products that we distribute to our shareholders generally will not be subject to corporate-level tax. In addition, we intend to expand into complementary real estate based products and services that we consider natural extensions of our historical loan product offerings and services. Due to the efficiencies inherent in the REIT structure, we believe that we can originate these complementary, and generally lower yielding, real estate based products and continue to attain our targeted return on our equity.

Internal Reorganization
      To prepare for our operation as a REIT, in December 2005 we divided our loan portfolio by separating the majority of our real estate based loans, which constitute “qualifying” REIT assets, from our other assets. We now hold our non real estate based loans in TRSs. The earnings we derive from our TRS operations will continue to be subject to corporate-level tax. Going forward, we expect that we will fund qualifying REIT assets through CSE Mortgage LLC and its subsidiaries, and will fund non-qualifying assets through CapitalSource TRS Inc. and its subsidiaries. The following diagram illustrates our current organizational structure:
      We believe that this internal restructuring, like our REIT election itself, has been transparent to our clients and will not materially affect our day-to-day operations. We do not anticipate that our existing origination, servicing and underwriting operations will materially change as a result of our REIT election and internal restructuring. The employees who conduct these operations are employees of CapitalSource Finance LLC (“CapitalSource Finance”), a wholly owned subsidiary of CapitalSource TRS Inc. Commencing in January 2006, we will pay CapitalSource Finance a management fee for services rendered to us, calculated and paid monthly in arrears, in an amount equal to 1.75% of the month-end value of our shareholders’ equity, computed in accordance with United States generally accepted accounting principles (“GAAP”), adjusted to exclude the effects of:

•	any unrealized gains, losses or other items that do not affect realized net income;

•	our direct or indirect ownership interest in our TRSs; and

•	one-time events affecting the computation of equity as a result of changes in GAAP.
In addition, the management fee payable will be reduced by all amounts paid during a particular month to CapitalSource Finance by any client in respect of the origination or servicing of any investment in qualifying REIT assets we make or propose to make. The management fee will be eliminated in consolidation in accordance with GAAP.

Earnings and Profits Dividend
      As required by REIT tax rules, we declared a special dividend of $2.50 per share, or $350.9 million in the aggregate, representing our estimate at that time of our cumulative undistributed earnings and profits, including earnings and profits of some of our predecessor entities, from our inception through December 31, 2005. Holders of record were given the opportunity to elect to receive their special dividend in cash, stock or a combination of 20% cash and 80% stock. In January 2006, we paid this special dividend $70.2 million in cash and $280.7 million in stock. To the extent we determine that this special dividend did not include all of our cumulative undistributed earnings and profits through December 31, 2005, we intend to dividend any additional amounts prior to December 31, 2006.

Residential Mortgage Investment Strategy
      To facilitate compliance with REIT qualification rules and to begin to optimize the value of the REIT structure, we began investing in residential mortgage loans and mortgage-backed securities. During the fourth quarter 2005, we purchased $2.3 billion of Fannie Mae and Freddie Mac mortgage-backed pass-through certificates backed by conforming prime mortgage loans that were originated as hybrid adjustable rate mortgages. We financed approximately 97% of the aggregate purchase price for these securities through repurchase agreements. See Off-Balance Sheet Risk below and Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2005 for a discussion of the accounting treatment for these mortgage-backed securities and related repurchase agreements as of December 31, 2005.
      Subsequent to year end, we purchased an additional $1.1 billion of residential mortgage-backed securities using similar repurchase agreement leverage and purchased approximately $2.5 billion in residential prime whole loans which we financed with approximately $2.4 billion of debt issued in securitizations. While these residential mortgage assets are lower yielding than the assets we originate in our core commercial lending activities, our strategy is to purchase these residential mortgage assets to help us meet the asset and income tests with which REITs are required to comply, to further diversify our asset portfolio and, by using appropriate leverage, to generate what we believe to be modest risk adjusted returns in a tax-efficient REIT structure.

Goals for 2006

Operating as a REIT
      This will be our first year operating as a REIT. We expect to invest significant resources in 2006 in real estate based lending opportunities, particularly as we develop our new, complementary loan product offerings, including sale/leaseback financings. In addition, we anticipate that in 2006 we will devote more management resources to monitoring our REIT status, as complying with the various asset and income tests is particularly challenging for mortgage REITs. While we believe our expenses generally will continue to decrease as a percentage of our average total assets, as we continue to monitor our operating expenses and spread these expenses over a growing portfolio of assets, it will be our goal to minimize the costs, including opportunity costs, of these investments in our future operations as a REIT.

Developing Our Residential Mortgage Investment Business
      We intend to continue to expand our residential mortgage investment business through additional hiring and other investments as necessary to enable us to comply with REIT qualification rules. The addition of this business poses operational challenges, as the underwriting, origination and asset management models for our residential mortgage investment business differ from the models we have traditionally deployed in our commercial lending business. These differences may produce some difficulties, at least initially, until our employees gain familiarity with the models for our new business. Our shareholders, too, may require time to get acclimated to the addition of our new business, as our overall net yield will decline as we purchase additional residential mortgage assets which typically involve lower risk, and thus lower yields, than the assets we traditionally have originated through our commercial lending business.

Accessing External Funding
      Since inception, our commercial lending business has depended on our access to external sources of financing and the cost of such funds. We have funded our business through a combination of repurchase agreements, secured and unsecured credit facilities, secured term debt transactions accounted for as on-balance sheet financings, convertible debt, subordinated debt, equity and retained earnings. Going forward, we expect to depend on external sources of capital more than we have in the past. This dependency results, in part, from the fact that we will be required to distribute to our shareholders at least 90% of our REIT taxable income to qualify as a REIT, including taxable income where we do not receive corresponding cash, and we will be required to distribute 100% of our REIT taxable income in order to eliminate federal income tax on our REIT taxable income. We are not required to distribute the taxable income related to our TRSs and, therefore, have the flexibility to retain these earnings. During 2006, we intend to pay dividends equal to 100% of the REIT’s taxable income, which will include any dividends we receive from our TRSs. We intend to cause our TRSs to pay dividends to us in an amount equal to 100% of their taxable income (net of taxes paid by the TRSs), subject to the REIT gross income limitations. If we are limited in the amount of dividends we can receive from our TRSs in 2006, we intend to use other sources of cash to fund dividend payments that would equal 100% of our REIT and TRSs taxable income (net of our TRSs’ tax liability). Even though we plan on distributing our TRSs’ earnings in the form of dividends to our shareholders, the ability to retain these earnings represents an important measure of financial flexibility. In addition, our residential mortgage investment business requires the development of additional external funding sources and is characterized by significantly higher leverage than our traditional commercial lending business.
      Our financing goal is to maintain balanced and diverse funding sources while minimizing our cost of funds. In addition to our intention to raise equity capital upon time to time, we plan to continue to finance our business primarily with debt. To that end, we will seek to manage our overall level of leverage both through existing and new sources of debt capital. Existing sources of debt capital for our commercial lending activities include warehouse credit facilities, term debt securitizations, repurchase agreements and the issuance of subordinated debt. We also plan to raise debt capital through sources that we have not previously accessed such as unsecured credit facilities, senior and subordinated unsecured term debt and deposits at CapitalSource Bank, our wholly owned Utah industrial bank subsidiary, assuming it receives FDIC approval and commences operations. Moreover, we expect to continue to rely primarily on repurchase agreements, owner trust transactions and other funding sources to grow our residential mortgage investment business. As a result of these financing activities, we expect our overall leverage to increase during 2006.

Consolidated Results of Operations
      Our consolidated revenue consists of interest and fees from our loans, interest on our residential mortgage investments and, to a lesser extent, other income which includes unrealized appreciation (depreciation) on certain investments and derivatives, gains (losses) on the sale of equity interests and other investments, third-party loan servicing income, income from fee generating business and deposits forfeited by our prospective borrowers. Our expenses consist principally of interest expense on our borrowings and operating expenses, which include compensation and employee benefits and other administrative expenses.

Explanation of Key Reporting Metrics
      Interest Income. Interest income represents interest earned on our loans. The majority of our loans charge interest at variable rates that generally adjust daily. During 2005, we began increasing the number of loans we hold that charge interest at fixed rates. As of December 31, 2005, 6% of our loans had fixed rates of interest.
      Fee Income. Fee income represents net fee income earned from our loan operations. Fee income includes the amortization of loan origination fees, net of the direct costs of origination, the amortization of original issue discount, the amortization of the discount or premium on loans acquired, the amortization of fees related to syndicated loans that we originate and other fees charged to borrowers. We amortize these loan fees into income over the life of our loans and do not take loan fees into income when a loan closes. Loan prepayments may materially affect fee income since, in the period of prepayment, the amortization of remaining net loan origination fees and discounts is accelerated and prepayment penalties may be assessed on the prepaid loans and recognized in the period of the prepayment. We consider both the acceleration of any unamortized fees and fees related to prepayment penalties to be prepayment-related fee income.
      Interest Expense. Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. With the exception of our convertible debt and two series of our subordinated debt, which bear a fixed rate of interest, all of our borrowings charge interest at variable rates based primarily on 30-day LIBOR or commercial paper rates plus a margin. As our borrowings increase and as short term interest rates rise, our interest expense will increase. Deferred financing fees and the costs of acquiring debt, such as commitment fees and legal fees, are amortized over the shorter of either the first call period or the contractual maturity of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of remaining deferred financing fees and debt acquisition costs is accelerated.
      Provision for Loan Losses. The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan losses inherent in our portfolio. As the size of our portfolio changes, the mix of loans within our portfolio changes, or if the credit quality of the portfolio changes, we record a provision to appropriately adjust the allowance for loan losses.

      Other Income. Other income (expense) consists of gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, including our forward commitment to purchase mortgage backed securities, gains (losses) on our residential mortgage investments, due diligence deposits forfeited, fees associated with the United States Department of Housing and Urban Development, or HUD, origination activities, third-party servicing income and other miscellaneous fees and expenses not attributable to our loan operations.
      Operating Expenses. Operating expenses include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses.
      Income Taxes. Although we plan to elect REIT status for 2006, we were responsible for paying federal, state and local income taxes on all of our income through December 31, 2005. Deferred tax liabilities and assets have been reflected in the consolidated balance sheets. Deferred tax liabilities and assets are determined based on the differences between the book value and the tax basis of particular assets and liabilities, using tax rates scheduled to be in effect for the years in which the differences are expected to reverse. We expect to be taxed as a REIT under the Internal Revenue Code for the year commencing January 1, 2006. Provided we qualify as a REIT, we generally will not be subject to corporate-level tax on the income we derive from the REIT qualifying assets if that income is distributed to shareholders, but we will still be subject to corporate-level tax on any undistributed earnings from our REIT qualifying assets and on the earnings from our TRS activities. In addition, provided we qualify as a REIT, we anticipate that net deferred tax liabilities relating to REIT qualifying activities will no longer be required and will be reversed during the first quarter of 2006.

Operating Results for the Years Ended December 31, 2005, 2004 and 2003
      Our results of operations continue to be driven primarily by our rapid growth. The most significant factors influencing our results of operations for the years ended December 31, 2005, 2004 and 2003 described in this section were:

•	Significant growth in our commercial loan portfolio;

•	Increased loan loss reserves;

•	Increased borrowings to fund our growth;

•	Increased operating expenses, consisting primarily of higher employee compensation directly related to increases in the number of employees necessary to originate and manage our commercial lending portfolio and our residential mortgage investment portfolio;

•	Increased short-term interest rates and;

•	Decreased lending and borrowing spreads.
      Our consolidated operating results for the year ended December 31, 2005 compared to the year ended December 31, 2004 and for the year ended December 31, 2004 compared to the year ended December 31, 2003 were as follows:

	Year Ended				Year Ended
	December 31,				December 31,

	2005	2004	$ Change	% Change	2004	2003	$ Change	% Change

	($ in thousands)				($ in thousands)
Interest income	$514,652	$313,827	$200,825	64%	$313,827	$175,169	$138,658	79%
Fee income	130,638	86,324	44,314	51%	86,324	50,596	35,728	71%
Interest expense	185,935	79,053	106,882	135%	79,053	39,956	39,097	98%
Provision for loan losses	65,680	25,710	39,970	155%	25,710	11,337	14,373	127%
Operating expenses	143,836	107,748	36,088	33%	107,748	67,807	39,941	59%
Other income	19,233	17,781	1,452	8%	17,781	25,815	(8,034)	(31)%
Income taxes	104,400	80,570	23,830	30%	80,570	24,712	55,858	226%
Net income	164,672	124,851	39,821	32%	124,851	107,768	17,083	16%

Comparison of the Years Ended December 31, 2005 and 2004

Interest Income
      The increase in interest income was due to the growth in average interest earning assets of $1.9 billion, or 54%, as well as an increase in the interest component of yield to 9.69% for the year ended December 31, 2005 from 9.09% for the year ended December 31, 2004. Interest earning assets increased during 2005 primarily from the growth in loans in our commercial lending portfolio. The increase in the interest component of yield was largely due to the increase in short-term interest rates, offset by a decrease in our lending spread. During 2005, our overall lending spread to the average prime rate was 3.50% compared to 4.80% for the year ended December 31, 2004. This decrease in lending spread reflects both the increase in competition in our markets as well as the changing mix of our commercial lending portfolio toward a greater percentage of asset-based and real estate loans. Fluctuations in yields are driven by a number of factors including the coupon on new loan originations, the coupon on loans that pay down or pay off and the effect of external interest rates.

Fee Income
      The increase in fee income was primarily the result of the growth in interest earning assets as well as an increase in prepayment fees, which aggregated $34.4 million for the year ended December 31, 2005 compared to $25.9 million for the year ended December 31, 2004. Yield from fee income decreased to 2.46% for the year ended December 31, 2005 from 2.50% for the year ended December 31, 2004, primarily due to lower prepayment and other fees relative to the growth of average interest earning assets.

Interest Expense
      We fund our growth largely through borrowings. Consequently, the increase in our interest expense was primarily due to an increase in average borrowings of $1.6 billion, or 63%, as well as rising interest rates during the period. Our cost of borrowings increased to 4.43% for the year ended December 31, 2005 from 3.08% for the year ended December 31, 2004. This increase was the result of rising interest rates and an increase in amortization of deferred financing fees due to additional financings and higher loan prepayments in our term debt securitizations, partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our overall borrowing spread to average 30-day LIBOR for the year ended December 31, 2005 was 1.05% compared to 1.58% for the year ended December 31, 2004.

Net Interest Margin
      Net interest margin, defined as net interest income divided by average interest earning assets, was 8.65% for the year ended December 31, 2005, a decline of 65 basis points from 9.30% for the year ended December 31, 2004. The decrease in net interest margin was primarily due to the increase in interest expense resulting from a higher cost of funds and higher leverage, offset partially by an increase in yield. Net interest spread, the difference between our gross yield on interest earning assets and the cost of our interest bearing liabilities, was 7.72% for the year ended December 31, 2005, a decrease of 79 basis points from 8.51% for the year ended December 31, 2004. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The decrease in net interest spread is attributable to the changes in its components as described above.

      The yields of interest earning assets and the costs of interest bearing liabilities for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31,

	2005			2004

		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

	($ in thousands)
Interest earning assets:
Interest income		$514,652	9.69%		$313,827	9.09%
Fee income		130,638	2.46		86,324	2.50

Total interest earning assets(1)	$5,309,530	645,290	12.15	$3,453,888	400,151	11.59
Total interest bearing liabilities(2)	4,193,128	185,935	4.43	2,567,077	79,053	3.08

Net interest spread		$459,355	7.72%		$321,098	8.51%

Net interest margin (net yield on interest earning assets)			8.65%			9.30%

(1)	Interest earning assets include cash, restricted cash, mortgage-backed securities accounted for on a gross basis, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements accounted for on a gross basis, credit facilities, term debt, convertible debt and subordinated debt.

Provision for Loan Losses
      The increase in the provision for loan losses is the result of the growth in our loan portfolio, the increase in the balance of impaired loans in the portfolio and a change in our loan loss reserve estimates. During the year ended December 31, 2005, we changed our loan loss reserve policy, which included increasing our loan loss reserve estimates based on revised reserve factors by loan type that consider historical loss experience, the seasoning of our portfolio, overall economic conditions and other factors.

Other Income
      The increase in other income was primarily due to an increase in gain on investments, net of $6.8 million and the recognition of gains on the sale of loans of $1.3 million occurring during 2005, partially offset by a decrease in fees arising from our HUD mortgage origination services of $4.0 million and an increase in loss on derivatives of $1.7 million.

Operating Expenses
      The increase in operating expenses was primarily due to higher total employee compensation, which increased $22.6 million, or 31%. The higher employee compensation was attributable to an increase in employees to 520 as of December 31, 2005 from 398 as of December 31, 2004, as well as higher incentive compensation, including an increase in restricted stock awards granted during 2005. A significant portion of employee compensation is composed of annual bonuses and restricted stock awards, which generally have a three to five year vesting period. During 2004, we established a variable methodology for employee bonuses partially based on the performance of the company, pursuant to which we accrued for employee bonuses throughout the year. For the years ended December 31, 2005 and 2004, incentive compensation totaled $44.5 million and $34.7 million, respectively. In the fourth quarter 2005, we reversed $3.7 million of accrued incentive compensation that was recorded in the first three quarters of 2005. This reversal was made to align overall incentive compensation, for our Chief Executive Officer and our Vice Chairman and Chief Investment Officer with financial performance targets. The remaining $13.5 million increase in operating expenses for the year ended December 31, 2005 was attributable to an increase of $8.0 million in professional fees incurred in connection with our REIT election plan, an increase of $2.0 million in rent, an increase of $1.7 million in travel and entertainment, an increase of $0.4 million in depreciation and amortization and an increase of $1.4 million in other general business expenses.
      Operating expenses as a percentage of average total assets decreased to 2.65% for the year ended December 31, 2005 from 3.09% for the year ended December 31, 2004. Our efficiency ratio, which represents operating expenses as a percentage of our net interest and fee income and other income, decreased to 30.05% for the year ended December 31, 2005 from 31.80% for the year ended December 31, 2004. The improvements in operating expenses as a percentage of average total assets and the efficiency ratio were attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of loans. The improvement in our efficiency ratio also partially resulted from the significant increase in our net interest and fee income.

Income Taxes
      We provided for income taxes on the income earned for the year ended December 31, 2005 based on a 38.8% effective tax rate compared to a 39.2% effective tax rate for the year ended December 31, 2004.

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

Provision for Loan Losses
      The increase in the provision reflected the growth and the seasoning of the portfolio and an increase in the balance of impaired loans in the portfolio. Another factor contributing to the increase in the provision was the change in composition of our portfolio by loan type. During 2004, senior secured cash flow loans and mezzanine loans increased at a faster rate than the rest of our portfolio. Senior secured cash flow loans and mezzanine loans have higher inherent losses than other loans in our portfolio. During the years ended December 31, 2004 and 2003, we recorded specific reserves of $11.2 million and $2.7 million, respectively, for loans which we considered to be impaired. We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and scheduled interest payments.

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
Financial Condition

Commercial Lending Portfolio

Commercial Lending Portfolio Composition
      The composition of our commercial loan portfolio by loan type and by commercial lending business as of December 31, 2005 and 2004 was as follows:

	December 31,

	2005		2004

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans(1)	$2,022,123	34%	$1,327,556	31%
First mortgage loans(1)	1,970,709	33	1,120,204	26
Senior secured cash flow loans(1)	1,740,184	29	1,583,411	37
Mezzanine loans	254,727	4	243,354	6

Total	$5,987,743	100%	$4,274,525	100%

Composition of portfolio by lending business:
Structured Finance(2)	$1,909,149	32%	$1,335,541	31%
Healthcare and Specialty Finance(2)	2,281,419	38	1,229,804	29
Corporate Finance	1,797,175	30	1,709,180	40

Total	$5,987,743	100%	$4,274,525	100%

(1)	Includes Term B loans.

(2)	Our security alarm industry loans have been included in our Healthcare and Specialty Finance Business since January 1, 2005 and were previously in our Structured Finance Business as of December 31, 2004.

      We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by commercial lending business as of December 31, 2005 were as follows:

				Average Loan
	Number	Average	Number of	Size Per
	of Loans	Loan Size	Clients	Client

	($ in thousands)
Composition of portfolio by lending business:
Structured Finance	208	$9,179	180	$10,606
Healthcare and Specialty Finance	421	5,419	305	7,480
Corporate Finance	294	6,113	126	14,263

Overall portfolio	923	6,487	611	9,800

      The scheduled maturities of our commercial loan portfolio by type as of December 31, 2005 were as follows:

	Due in	Due in
	One Year	One to	Due After
	Or Less	Five Years	Five Years	Total

	($ in thousands)
Scheduled maturities by loan type:
Senior secured asset-based loans	$255,623	$1,754,279	$12,221	$2,022,123
First mortgage loans	466,129	1,338,796	165,784	1,970,709
Senior secured cash flow loans	332,711	1,306,871	100,602	1,740,184
Mezzanine loans	82,689	129,985	42,053	254,727

Total	$1,137,152	$4,529,931	$320,660	$5,987,743

      The dollar amounts of all fixed-rate and adjustable-rate loans by loan type as of December 31, 2005 were as follows:

	Adjustable	Fixed
	Rates	Rates	Total

	($ in thousands)
Composition of portfolio by loan type:
Senior secured asset-based loans	$1,990,169	$31,954	$2,022,123
First mortgage loans	1,707,625	263,084	1,970,709
Senior secured cash flow loans	1,724,365	15,819	1,740,184
Mezzanine loans	183,046	71,681	254,727

Total	$5,605,205	$382,538	$5,987,743

Percentage of total portfolio	94%	6%	100%

      As of December 31, 2005, our Structured Finance, Healthcare and Specialty Finance and Corporate Finance businesses had commitments to lend up to an additional $0.9 billion, $1.7 billion and $0.6 billion, respectively, to 180, 305 and 126 existing clients, respectively. In anticipation of our election to be taxed as a REIT beginning in 2006, we expect that our mix of outstanding loans will change over the course of the next year. For instance, we anticipate that we will make more fixed rate and lower leverage mortgage loans as well as engage in sale/leaseback transactions, in which we buy a client’s real property and lease it back to the client over a long term lease. In addition, we expect that with our broader array of lending products and the increase in our profile that comes from our REIT status, we may attract more clients interested in our real estate lending products.

Credit Quality and Allowance for Loan Losses
      As of December 31, 2005 and 2004, the principal balance of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans were as follows:

	December 31,

Asset Classification	2005	2004

	($ in thousands)
Loans 60 or more days contractually delinquent	$41,785	$32,278
Non-accrual loans(1)	137,446	22,443
Impaired loans(2)	199,257	32,957
Less: loans in multiple categories	(175,070)	(23,120)

Total	$203,418	$64,558

Total as a percentage of total loans	3.40%	1.51%

(1)	Includes loans with an aggregate principal balance of $37.6 million and $0.7 million as of December 31, 2005 and 2004, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	Includes loans with an aggregate principal balance of $37.6 million and $0.7 million as of December 31, 2005 and 2004, respectively, which were also classified as loans 60 or more days contractually delinquent, and loans with an aggregate principal balance of $137.4 million and $22.4 million as of December 31, 2005 and 2004, respectively, which were also classified as loans on non-accrual status.
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
      For the year ended December 31, 2005, loans with an aggregate carrying value of $73.7 million as of December 31, 2005 were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of December 31, 2005, these loans were also classified as impaired loans since, under SFAS No. 114, loans classified as troubled debt restructurings are also classified as impaired loans generally for a period of at least one year following the restructuring. The allocated reserve for loans classified as troubled debt restructurings was $13.6 million as of December 31, 2005. For the year ended December 31, 2004, loans with an aggregate carrying value of $24.9 million as of December 31, 2004 were classified as troubled debt restructurings. The allocated reserve for loans classified as troubled debt restructurings was $0.1 million as of December 31, 2004.
      We have provided an allowance for loan losses to cover estimated losses inherent in the loan portfolio. Our allowance for loan losses was $87.4 million and $35.2 million, as of December 31, 2005 and 2004, respectively. These amounts equate to 1.46% and 0.82% of gross loans as of December 31, 2005 and 2004, respectively. This increase is due to an increase in the provision for loan losses resulting from the change made to our loan loss reserve estimates during the third quarter 2005 and an increase in impaired loans, partially offset by loan charge offs. During the years ended December 31, 2005 and 2004, we charged off loans totaling $13.5 million and $8.5 million, respectively. Net charge offs as a percentage of average loans was 0.27% and 0.26% for the years ended December 31, 2005 and 2004, respectively. Of our total allowance for loan losses as of December 31, 2005 and 2004, $33.1 million and $5.1 million was allocated to impaired loans. Middle market lending involves credit risks which we believe will result in further credit losses in our portfolio.

Investments
      We invest in equity interests, typically in connection with a loan to a client. These investments include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments. During the year ended December 31, 2005, we also purchased investments in debt securities.
      As of December 31, 2005 and 2004, the carrying value of our investments was $126.4 million and $44.0 million, respectively. This increase resulted from $88.5 million in additional investments, including purchases of investments in debt securities of $49.1 million, net of discounts, offset by $4.6 million from sales of investments and return of capital and the recognition of $1.5 million in unrealized losses on our investments. As of December 31, 2005, investments totaling $10.3 million were carried at fair value with increases and decreases recorded in other income (expense).
      As of December 31, 2005, we had commitments to contribute up to an additional $16.6 million to 12 private equity funds, $3.8 million to a joint venture and $3.9 million to an equity investment.

Residential Mortgage Investment Portfolio
      In connection with our efforts to qualify as a REIT, we invest directly in residential mortgage investments that qualify as REIT eligible assets. As of December 31, 2005, our portfolio of residential mortgage investments consisted of $2.3 billion in residential mortgage-backed securities. These securities are guaranteed as to principal and interest by Freddie Mac or Fannie Mae. As of December 31, 2005, our portfolio comprised 3-year, 5-year and 7-year hybrid adjustable-rate mortgage-backed securities. The coupons on these securities are fixed until the initial reset date and then reset annually thereafter. The weighted average coupon on our portfolio of mortgage-backed securities was 4.59% as of December 31, 2005.
      We have financed our investments to date in mortgage-backed securities primarily through repurchase agreements. As of December 31, 2005, our outstanding repurchase agreements totaled $2.2 billion and had maturities of between 23 and 115 days and a weighted average interest rate of 4.36%. These repurchase agreements result in interest rates that may change more quickly than the interest rates earned on our residential mortgage investments. See Quantitative and Qualitative Disclosures About Market Risk below for a discussion of our interest rate risk management program related to our residential mortgage investment portfolio.
      As of December 31, 2005, $2.0 billion of our mortgage-backed securities and $1.9 billion of related repurchase agreements were recorded net on our consolidated balance sheet and a derivative was recorded related to our forward commitments to repurchase the mortgage-backed securities. Our remaining mortgage-backed securities and related repurchase agreements as of December 31, 2005 were recorded as an asset and a liability, respectively, on the balance sheet. See further discussion of this accounting treatment in Off-Balance Sheet Risk below and in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2005.

Liquidity and Capital Resources
      Liquidity is a measurement of our ability to meet potential cash requirements, which include funding our existing loan commitments and ongoing commitments to repay borrowings, acquiring residential mortgage loans and mortgage-backed securities, paying dividends and for other general business purposes. Our primary sources of funds for liquidity consist of cash flows from operations, borrowings under our existing and future repurchase agreements, credit facilities and term debt securitizations, proceeds from issuances of common equity and other sources. We believe these sources of financing will be sufficient to meet our short-term liquidity needs. In addition to expanding our access to our current sources of liquidity, potential sources of future liquidity for us include unsecured credit facilities, unsecured term debt and further issuances of common stock or other equity securities.
      As of December 31, 2005, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $933.2 million. We expect that our loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund unfunded commitments generally is based on our client’s ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our client’s ability to meet certain other preconditions to borrowing. Provided our client’s additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.
      In anticipation of our REIT election, we acquired a significant amount of residential mortgage-backed securities, and we will likely acquire more residential mortgage loans and mortgage-backed securities in 2006 that will help us to satisfy the REIT asset eligibility criteria. As discussed below, we have funded these purchases primarily through repurchase agreements, credit facilities and securitizations, utilizing leverage consistent with industry standards for these assets.
      We will determine our long-term liquidity and capital resource requirements based on the growth rate of our portfolio and other assets. Additionally, as a REIT, our growth must be funded largely by external sources of capital due to the requirement to distribute at least 90% of our REIT taxable income to our shareholders to qualify as a REIT. We are not required to distribute the taxable income related to our TRSs and, therefore, have the flexibility to retain these earnings. During 2006, we intend to pay dividends equal to 100% of the REIT’s taxable income, which will include any dividends we receive from our TRSs. We intend to cause our TRSs to pay dividends to us in an amount equal to 100% of their taxable income (net of taxes paid by the TRSs), subject to the REIT gross income limitations. If we are limited in the amount of dividends we can receive from our TRSs in 2006, we intend to use other sources of cash to fund dividend payments that would equal 100% of our REIT and TRSs taxable income (net of our TRSs’ tax liability). Even though we plan on distributing our TRSs’ earnings in the form of dividends to our shareholders, the ability to retain these earnings represents an important measure of financial flexibility.
      As a result, we anticipate that we will need to raise additional capital from time to time to support our growth. In addition to raising equity, we plan to continue to access the secured debt market for capital and to continue to explore additional sources of financing. We expect these financings will include unsecured credit facilities, unsecured term debt, equity-related securities such as convertible debt and/or other financing sources. We cannot assure you, however, that we will have access to any of these funding sources in the future.

Cash and Cash Equivalents
      As of December 31, 2005 and 2004, we had $323.9 million and $206.1 million, respectively, in cash and cash equivalents. The increase in cash as of December 31, 2005 was primarily due to anticipated loan closings that did not occur by year end and loan collections and prepayments that were received just prior to year end. We invest cash on hand in short-term liquid investments that qualify as cash equivalents. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.
      For the year ended December 31, 2005, we used cash from operations of $297.4 million. For the years ended December 31, 2004 and 2003, we generated cash flow from operations of $140.8 million and $90.3 million, respectively. During 2005, we purchased mortgage-backed securities which had a fair value of $323.4 million as of December 31, 2005 which are required to be included in cash used in operations in the accompanying consolidated statements of cash flows as these securities are classified as trading securities. We financed these purchases of mortgage-backed securities primarily through repurchase agreements. In addition, we purchased $92.8 million in loans held for sale that also are required to be included in cash used in operations. During 2005, we borrowed $311.3 million under these repurchase agreements which are included in cash from financing activities in the accompanying consolidated statements of cash flows and as described below.
      Proceeds from our equity offerings, borrowings on our repurchase agreements, credit facilities and term loans, the issuance of asset-backed notes in our term debt transactions and the issuance of convertible debt and subordinated debt provide cash from financing activities. For the years ended December 31, 2005, 2004 and 2003, we generated cash flow from financing activities of $2.1 billion, $1.9 billion and $1.3 billion, respectively.

      Investing activities primarily relate to loan origination. For the years ended December 31, 2005, 2004 and 2003, we used cash in investing activities of $1.6 billion, $2.0 billion and $1.3 billion, respectively.
      We had $284.8 million and $237.2 million of restricted cash as of December 31, 2005 and 2004, respectively. The restricted cash represents principal and interest collections on loans collateralizing our term debt, collateral for letters of credit issued for the benefit of clients, interest collections on loans pledged to our credit facilities and other items such as client holdbacks and escrows. Interest rate swap payments, interest payable and servicing fees are deducted from the monthly interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Borrowings
      As of December 31, 2005 and 2004, we had outstanding borrowings totaling $5.4 billion and $3.7 billion, respectively. Borrowings under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt have supported our growth. For a detailed discussion of our borrowings, see Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2005.
      Our funding sources, maximum facility amounts, amounts outstanding, and unused available commitments, subject to certain minimum equity requirements and other covenants and conditions as of December 31, 2005 were as follows:

	Maximum
	Facility	Amount	Unused
Funding Source	Amount	Outstanding(1)	Capacity

	($ in thousands)
Repurchase agreements(1)	$658,423	$358,423	$300,000
Credit facilities(2)	4,080,204	2,450,452	1,629,752
Term debt(3)	—	1,779,748	—
Convertible debt(3)	—	555,000	—
Subordinated debt(3)	—	231,959	—

Total		$5,375,582	$1,929,752

(1)	Repurchase agreements in the amount of $1.9 billion used to finance purchases of mortgage-backed securities from the same counterparty are not included in this amount. For a discussion of the accounting treatment for these repurchase agreements as of December 31, 2005, see Off-Balance Sheet Risk below and Note 2, Summary of Significant Accounting Policies in our audited consolidated financial statements for the year ended December 31, 2005. $311.3 million of this amount relates to financings of mortgage-backed securities.

(2)	As of March 3, 2006, we had borrowed an additional $629.4 million of principal under our credit facilities. A credit facility with a principal balance of $945.0 million is scheduled to mature on March 31, 2006 under one of these facilities. We are currently in the process of renewing this facility and expect to have this renewal completed prior to its maturity. Should we be unable to renew this facility, the facility would be repaid with the scheduled payment proceeds under the loans collateralizing this facility. Another credit facility with a principal balance of $857.8 million as of March 3, 2006 is scheduled to mature and is payable on May 1, 2006. We are currently in the process of renewing this facility and expect this renewal to be completed prior to its maturity. Should we be unable to renew the facility, we expect to be able to repay this amount from the proceeds of our next planned term debt securitization, which is scheduled to be completed by April 15, 2006. If we do not complete a term debt securitization, we believe we could utilize unused capacity under our other committed credit facilities to repay the principal outstanding at that date.

(3)	Our term debt, convertible debt and subordinated debt are one-time fundings that do not provide any ability for us to draw down additional amounts.

      Our overall debt strategy emphasizes diverse sources of financing including both secured and unsecured financings as well as deposits, assuming our Utah industrial bank receives FDIC approval and commences operations. As of December 31, 2005, approximately 85% of our debt was collateralized by our loans and mortgage-backed securities and 15% was unsecured. We intend to increase our percentage of unsecured debt over time through both unsecured credit facilities and unsecured term debt. Fitch Ratings issued an investment grade rating to our senior debt during 2005. As we continue to grow, we expect to obtain investment grade ratings from other rating agencies and to improve these ratings over time. As our ratings improve, we should be able to issue more unsecured debt relative to the amount of our secured debt. In any case, we intend to maintain prudent levels of leverage and currently expect our debt to equity ratio on our commercial lending portfolio to remain below 5x.

Repurchase Agreements
      We are party to a $300.0 million master repurchase agreement to finance healthcare mortgage loans originated in our commercial lending business. To date, we have not used this facility to finance any loans.
      We also use repurchase agreements to finance purchases of mortgage-backed securities. Under each of these repurchase agreements, we are required to repurchase the financed mortgage-backed securities on specific dates, unless either of the parties to the agreements notifies the other party that it desires to terminate the financing earlier. These agreements also provide for various levels of recourse in the event of a default on our obligations under the repurchase agreement. Mortgage-backed securities and cash collateralize these repurchase agreements as of December 31, 2005. For a discussion of the accounting treatment for these repurchase agreements as of December 31, 2005, see Off-Balance Sheet Risk below and Note 2, Summary of Significant Accounting Policies in our audited consolidated financial statements for the year ended December 31, 2005.
      Substantially all of our repurchase agreements and related hedging instruments require us to deposit additional collateral in the event the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings. We have designed a policy to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under our repurchase agreements of interest rate movements and changes in the market value of our mortgage-backed securities collateralizing the repurchase agreements. However, a major disruption of the repurchase or other market that we rely on for short-term borrowings would have a material adverse effect on us unless we were able to arrange alternative sources of financing on comparable terms.

Credit Facilities
      During the year ended December 31, 2005, we increased our committed credit facility capacity by $2.3 billion to $4.1 billion and subsequent to year end, increased this amount to $4.7 billion of capacity of which an additional $629.4 million of principal was drawn as of March 3, 2006. This increase in capacity resulted from the addition of four new credit facilities and a net increase in the total facility amount of our existing credit facilities. We currently have eight secured credit facilities with nine financial institutions that we use to fund certain of our loans on a daily basis. To date, many loans have been held, or warehoused, in these facilities until we complete a term debt transaction in which we securitize a pool of loans from our credit facilities. We primarily use the proceeds from our term debt transactions to pay down our credit facilities, which results in increased capacity to redraw on them as needed. Availability under our credit facilities depends on each facility’s borrowing base, which is typically equal to between 75% and 90% of the principal balance of loans transferred to the facilities. As of December 31, 2005, $2.57 billion of our committed facility capacity has scheduled maturity dates of between three months and five years, of which $2.3 billion is subject to annual renewal. One of our facilities totaling $1.0 billion included in this amount, is subject to renewal by March 31, 2006. We are currently in process of renewing this facility and expect to have that renewal completed by March 31, 2006. If we were unable to renew that facility the terms of this existing credit facility allow us to repay it over a period that matches the underlying payment terms of the loans that collateralize this facility. Another credit facility with a principal balance of $857.8 million as of March 3, 2006 is scheduled to mature and is payable on May 1, 2006. We expect to be able to repay this amount from the proceeds of our next planned term debt securitization, which is scheduled to be completed by April 15, 2006. If we do not complete a term securitization, we believe we could utilize unused capacity under our other committed credit facilities to repay the principal outstanding at that date. In 2006, subject to FDIC approval and commencement of operations, we plan on transferring a significant amount of our loans to our Utah industrial bank, and the bank will raise deposits with which to purchase these loans from us.

Term Debt
      Through December 31, 2005, we had completed seven term debt transactions. In conjunction with each transaction, we established separate single purpose trusts (collectively referred to as the “Trusts”), and contributed an aggregate of approximately $4.8 billion in loans, or portions thereof, to the Trusts. Subject to the satisfaction of certain conditions, we will remain servicer of the loans. Simultaneously with the initial contributions, the Trusts issued $4.2 billion of notes to institutional investors. We retained $577.0 million in interest bearing and non-interest bearing junior notes and 100% of the Trusts’ beneficial interests. The notes are collateralized by all or portions of specific commercial loans, totaling $2.1 billion principal amount as of December 31, 2005. We have treated the contribution of the loans to the Trusts and the related sale of notes by the Trusts as financing arrangements under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”).
      Of the junior notes that we hold, $183.9 million will begin to receive principal cash flows under the asset securitization when the full principal balances of the respective senior notes have been retired. The remaining $393.1 million currently receive payments pro rata based on the respective original principal amounts of the classes of notes with respect to which such payments are made; provided, however, that upon the occurrence of specified events, cash flow on these notes will be paid sequentially rather than pro rata.

Convertible Debt
      We have outstanding $225.0 million in aggregate principal amount of senior convertible debentures due 2034 (the “March Debentures”) and $330.0 million in aggregate principal amount of senior convertible debentures due July 2034 (the “July Debentures”). Until March 2009, the March Debentures will bear interest at a rate of 1.25%, after which time the debentures will not bear interest. Effective March 1, 2006, the March Debentures are convertible, subject to certain conditions described below, into shares of our common stock at a rate of 37.3031 shares of common stock per $1,000 principal amount of debentures. The conversion rate will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The March Debentures will be redeemable for cash at our option at any time on or after March 15, 2009 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the March Debentures will have the right to require us to repurchase some or all of their debentures for cash on March 15, 2009, March 15, 2014, March 15, 2019, March 15, 2024 and March 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the March Debentures will also have the right to require us to repurchase some or all of their March Debentures upon certain events constituting a fundamental change.
      Holders of the March Debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the March Debentures falls below a specified threshold, (3) the March Debentures have been called for redemption, or (4) specified corporate transactions occur. See Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2005 for a detailed discussion of these conditions.
      The July Debentures will pay contingent interest, subject to certain limitations, beginning on July 15, 2011. Effective March 1, 2006, the July Debentures are convertible, subject to certain conditions described below, into shares of our common stock at a rate of 35.6772 shares of common stock per $1,000 principal amount of debentures. The conversion rate will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The July Debentures will be redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the July Debentures will have the right to require us to repurchase some or all of their July Debentures for cash on July 15, 2011, July 15, 2014, July 15, 2019, July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the July Debentures will also have the right to require us to repurchase some or all of their July Debentures upon certain events constituting a fundamental change.
      Holders of the July Debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the July Debentures falls below a specified threshold, (3) the July Debentures have been called for redemption, or (4) specified corporate transactions occur. See Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2005 for a detailed discussion of these conditions.
      To the extent that the respective conversion prices are adjusted below the price of our common stock at the time the March Debentures or July Debentures were issued, we would be required to record a beneficial conversion option which would impact both our net income and net income per share. This has not occurred as of December 31, 2005.

Subordinated Debt
      During 2005, we issued $232.0 million in subordinated debt to two newly formed statutory trusts, which issued an aggregate of $225.0 million of preferred securities to outside investors. We retained $7.0 million of the trusts’ common securities. The subordinated debt has terms substantially identical to those of the preferred securities issued by the trusts. One series of subordinated debt is callable in whole or in part at par at any time after December 15, 2010 and matures on December 15, 2035, and the other is callable in whole or in part at par at any time after January 30, 2011 and matures on January 30, 2036. Each series of subordinated debt is unsecured and ranks equally with each other, but subordinate and junior in right of payment to our other indebtedness, liabilities and obligations.
      Subsequent to year end, we issued an additional $51.5 million in subordinated debt to a newly formed statutory trust, which issued an aggregate of $50.0 million of preferred securities to outside investors. We retained $1.5 million of the trust’s common securities. The subordinated debt is callable in whole or in part at par at any time after April 30, 2011 and matures on April 30, 2036. The remaining terms of this series of subordinated debt are similar to the series of subordinated debt discussed above.

Debt Covenant Compliance
      CapitalSource Finance, one of our wholly owned subsidiaries, services loans collateralizing the credit facilities and term debt and must meet various financial and non-financial covenants. The notes under the Trusts include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates. Failure to meet the covenants could result in the servicing being transferred to a subservicer. We also have certain non-financial covenants on our other debt financings. As of December 31, 2005 and 2004, we were in compliance with all of our covenants.

Equity Offering
      In October 2005, we sold 19.25 million shares of our common stock in a public offering at a price of $22.30 per share, raising net proceeds of $414.3 million, $95.8 million of which was raised through purchases by our officers and directors and affiliates thereof. These proceeds were used to repay borrowings under our credit facilities, resulting in increased credit facility capacity to fund future portfolio growth.

Contractual Obligations
      In addition to our scheduled maturities on our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. We have committed to contribute up to an additional $16.6 million to 12 private equity funds, $3.8 million to a joint venture and $3.9 million to an equity investment. The expected contractual obligations under our repurchase agreements, credit facilities, term debt, convertible debt, subordinated debt, operating leases and commitments under non-cancelable contracts as of December 31, 2005 were as follows:

							Non-
	Repurchase	Credit		Convertible	Subordinated	Operating	Cancelable
	Agreements(1)	Facilities(2)	Term Debt	Debt	Debt	Leases	Contracts	Total

	($ in thousands)
2006	$2,255,114	$1,494,962	$360,135	$—	$—	$5,833	$—	$4,116,044
2007	—	134,200	515,809	—	—	5,043	—	655,052
2008	—	821,290	881,313	—	—	4,603	—	1,707,206
2009	—	—	4,243	225,000	—	4,453	—	233,696
2010	—	—	12,975	—	—	4,276	3,905	21,156
Thereafter	—	—	5,273	330,000	231,959	10,614	20,376	598,222

Total	$2,255,114	$2,450,452	$1,779,748	$555,000	$231,959	$34,822	$24,281	$7,331,376

(1)	Of this amount, $1.9 billion is not included on the consolidated balance sheet as of December 31, 2005. See Off-Balance Sheet Risk below and Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2005 for a discussion of the accounting treatment for these repurchase agreements as of December 31, 2005.

(2)	Subsequent to year end through March 3, 2006, we borrowed an additional $629.4 million of principal. $945.0 million of principal is scheduled to mature on March 31, 2006 under one of these facilities. We are currently in the process of renewing this facility and expect to have this renewal completed prior to its maturity. Another credit facility with a principal balance of $857.8 million as of March 3, 2006 which is not subject to annual renewal is scheduled to mature and is payable on May 1, 2006. We expect to be able to repay this amount from the proceeds of our next planned term debt securitization, which is expected to be completed by April 15, 2006.
      The contractual obligations for credit facilities are computed based on the stated maturities of the facilities not considering optional annual renewals.
      The contractual obligations for term debt are computed based on the contractual maturities of the underlying loans pledged as collateral and assume a constant prepayment rate of 10%. The underlying loans are subject to prepayment, which would shorten the life of the term debt transactions. The underlying loans may be amended to extend their term, which will lengthen the life of the term debt transactions. At our option, we may substitute new loans for prepaid loans up to specified limitations, which may also impact the life of the term debt transactions. Also, the contractual obligations for our 2004-2 term debt transaction are computed based on the initial call date.
      The contractual obligations for convertible debt are computed based on the initial put/call date. The legal maturity of the convertible debt is 2034. For further discussion of terms of our convertible debt and factors impacting their maturity see Note 2, Summary of Significant Accounting Policies, and Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2005.
Off-Balance Sheet Risk
      For a detailed discussion of our derivatives and off-balance sheet financial instruments, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments and Note 18, Credit Risk, in the accompanying audited consolidated financial statements for the year ended December 31, 2005 and Quantitative and Qualitative Disclosures About Market Risk below.

Term Debt Securitizations
      Depending on the legal structure of the transaction, term debt securitizations may either be accounted for as off-balance sheet with a gain or loss on the sale recorded in the statement of income or accounted for as on-

balance sheet financings. All of our term debt transactions to date have been recorded as on-balance sheet financings.

Commitments and Guarantees
      We are subject to off-balance sheet risk in the normal course of business primarily from commitments to extend credit. As of December 31, 2005 and 2004, we had unfunded commitments to extend credit to our clients of $3.2 billion and $2.1 billion, respectively. As of December 31, 2005 and 2004, we had issued $166.8 million and $112.8 million, respectively, in letters of credit which expire at various dates over the next eight years. These letters of credit may have the effect of creating, increasing or accelerating our borrowings. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments we hold.

Derivatives — Commercial Lending Portfolio
      We use interest rate swap agreements to hedge the risk of changes in fair value of certain fixed-rate loans from changes in 30-day LIBOR. We also enter into additional basis swap agreements to eliminate basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These interest rate swap agreements modify our exposure to interest rate risk by converting fixed-rate and prime rate loans to 30-day LIBOR. Additionally, we use interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt. The fair market value of these interest rate swap and basis swap agreements was $(0.1) million and $(0.9) million as of December 31, 2005 and 2004, respectively. The fair value of the interest rate cap agreements was $0.1 million as of December 31, 2005 or 2004.
      During the year ended December 31, 2005, we began using interest rate swaps to hedge certain of our fixed-rate loans which were not pledged to our term debt. The objective of these interest rate swaps is to protect these loans against changes in fair value due to changes in 30-day LIBOR. The fair value of these interest rate swap agreements was $0.4 million as of December 31, 2005.
      During the year ended December 31, 2005, we also began using interest rate swaps to hedge certain of our fixed-rate investments in debt securities. The objective of these interest rate swaps is to protect these investments against changes in fair value due to changes in 30-day LIBOR. The fair value of these interest rate swap agreements was $0.3 million as of December 31, 2005.

Derivatives and Off-Balance Sheet Financial Instruments — Residential Mortgage Investment Portfolio
      As previously discussed, we had purchased $2.3 billion in residential mortgage-backed securities as of December 31, 2005, which were primarily financed through repurchase agreements in the amount of $2.2 billion. Included in these amounts were $2.0 billion of residential mortgage-backed securities that were simultaneously financed with $1.9 billion in repurchase agreements with the same counterparty from whom the investments were purchased. Because of this purchase and financing relationship, we have recorded these transactions net on our consolidated balance sheet and have recorded a derivative to repurchase these assets based on a technical interpretation of SFAS No. 140. As a result, our obligations to repurchase the mortgage-backed securities under the related repurchase agreements qualify as derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These derivatives are considered forward commitments to purchase mortgage-backed securities, in the amount of $2.0 billion, and are recorded at their estimated fair value on our consolidated balance sheet. Changes in fair value of these derivatives, which comprised the net interest spread, changes in the fair value of the mortgage-backed securities and the credit component of the repurchase agreement and the net change therein, are included in other income. The fair value, including accrued interest, of these forward commitments to purchase mortgage-backed securities was $11.8 million as of December 31, 2005.
      In connection with our purchases of mortgage-backed securities discussed above, we entered into interest rate swaps, interest rate swaptions and interest rate caps as part of our interest rate risk management program related to these investments. The objective of these instruments is to offset the changes in fair value of our residential mortgage investments. These derivatives are not designated as hedges for accounting purposes. The fair value of these derivatives was $2.3 million as of December 31, 2005.
Quantitative and Qualitative Disclosures About Market Risk

Commercial Lending Portfolio
      Interest rate risk in our commercial lending portfolio refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including 30-day LIBOR and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our commercial loan portfolio bears interest at a spread to the prime rate with almost all of our other loans bearing interest at a spread to 30-day LIBOR or at a fixed rate. The majority of our borrowings bear interest at a spread to 30-day LIBOR or commercial paper rates, with the remainder bearing interest at a fixed rate. As of December 31, 2005, approximately 6% of our commercial loan portfolio and 14% of our borrowings bore interest at a fixed rate.
      We are exposed to changes in interest rates in certain of our fixed-rate loans and in our investments in debt securities. As discussed above under Off-Balance Sheet Risk, we attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities.
      The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to our commercial lending portfolio as of December 31, 2005 were as follows:

Estimated (Decrease)
Increase in
Rate Change	Net Interest Income
(Basis Points)	Over 12 Months

($ in thousands)
-100	$(7,992)
- 50	(4,614)
+ 50	5,080
+100	10,218
      For the purposes of the above analysis, we excluded the impact of principal payments and assumed a 75% advance rate on our variable rate borrowings.

      Approximately 59% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of December 31, 2005. The loans with interest rate floors as of December 31, 2005 were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio

	($ in thousands)
Loans with contractual interest rates:
Exceeding the interest rate floor	$3,429,325	57%
At the interest rate floor	12,390	1
Below the interest rate floor	86,564	1
Loans with no interest rate floor	2,459,464	41

Total	$5,987,743	100%

      We also are exposed to changes in market values of certain of our investments in debt and equity securities that are carried at fair value. As of December 31, 2005, 2004 and 2003, our investments in debt and equity securities carried at fair value totaled $60.7 million, $5.7 million and $17.3 million, respectively, and mark-to-market adjustments on those investments totaled $1.2 million, $(2.5) million and $7.2 million, respectively.

Residential Mortgage Investment Portfolio
      We are exposed to changes in interest rates in our residential mortgage investment portfolio and related financing with repurchase agreements based on changes in the level and shape of the yield curve, volatility of interest rates and mortgage prepayments. A primary risk is related to changes in interest rates. As interest rates increase, the market value of residential mortgage investments may decline while financing costs could rise, to the extent not offset by hedges. Conversely, if interest rates decrease, the market value of residential mortgage investments may increase while financing costs could fall, also to the extent not offset by hedges. In addition, changes in the interest rate environment may affect mortgage prepayment rates. In a rising interest rate environment, mortgage prepayment rates may decrease, thereby extending the duration of our investments. The majority of our mortgage-backed securities have a fixed interest rate for a certain period of time followed by an adjustable rate period in which the adjustments are subject to annual and lifetime caps. Our related repurchase agreements are indexed to a short-term interest rate market index such as LIBOR.
      We follow an interest rate risk management program designed to limit the exposure of our residential mortgage investment portfolio to shifts in interest rates. Specifically, we seek to match the duration of our assets and liabilities. To accomplish this objective, we use a variety of hedge instruments such as interest rate swaps and futures that convert the short-term financing of our repurchase facility with term financing matched to the expected duration of our residential mortgage investments. In addition, we use a variety of similar derivatives including options (such as swaptions) and interest rate caps and floors to hedge other dimensions of interest rate risk. To the extent necessary and based on established risk criteria, we will adjust the mix of financing and hedges as market conditions and asset performance evolves to maintain a close alignment between our assets and our liabilities.
      We have contracted with an external investment advisor, BlackRock Financial Management, Inc. to provide analytical, risk management and other advisory services in connection with interest rate risk management on this portfolio. During the year ended December 31, 2005, we entered into derivative instruments to offset the changes in fair value of our residential mortgage investments. See further discussion regarding these derivatives above in Off-Balance Sheet Risk.

      The estimated changes in fair value based on changes in interest rates applied to our residential mortgage investment portfolio as of December 31, 2005 were as follows:

Estimated (Decrease)
Rate Change	Increase in
(Basis Points)	Fair Value

($ in thousands)
-100	$(3,511)
-50	(550)
+50	(711)
+100	(2,380)
      For the purposes of the above analysis, our residential mortgage investment portfolio includes all of our residential mortgage-backed securities and related derivatives as of December 31, 2005.
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

Income Recognition on Loans
      Interest and fee income, including income on impaired loans, is recorded on an accrual basis to the extent that such amounts are expected to be collected. For amortizing term loans, which include our balloon loans, interest, original issue discounts and loan fees (net of direct costs of origination), including fees due at maturity, are amortized into interest and fee income using the effective interest method over the contractual life of the loan. For revolving lines of credit and non-amortizing term loans, which include our bullet loans, interest, original issue discounts and loan fees (net of direct costs of origination), including fees due at maturity, are amortized into interest and fee income using the straight-line method over the contractual life of the loan.
      Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. We do not take loan fees into income when a loan closes. In connection with the prepayment of a loan, any remaining unamortized deferred fees for that loan are accelerated and, depending upon the terms of the loan, there may be an additional fee that is charged based upon the prepayment and recognized in the period of the prepayment.
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

Allowance for Loan Losses
      Our allowance for loan losses reflects the aggregate amount of reserves we have recorded for the loans in our portfolio. We have assigned reserve factors to the loans in our portfolio, which dictate the percentage of the total outstanding loan balance that we reserve. We review the loan portfolio information regularly to determine whether it is necessary for us to further revise our reserve factors. The reserve factors used in the calculation were determined by analyzing the following elements:

•	the types of loans, for example, whether the loan is underwritten based on the borrower’s assets, real estate or cash flow;

•	our historical losses with regard to the loan types;

•	our expected losses with regard to the loan types; and

•	the internal credit rating assigned to the loans.
      Included in the aggregate reserve is a reserve for loan losses for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow or the estimated fair value of the underlying collateral. As defined by SFAS No. 114, we consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all the amounts due according to the contractual terms of the original loan agreement, including scheduled principal and interest payments. We generally do not factor in guarantees from or capital call agreements with our borrowers’ private equity sponsors in determining the overall allowance for loan losses. However, when performing the SFAS No. 114 analysis on individual troubled loans, we do consider any applicable borrower guarantees when calculating our potential for a specific loss. We charge off loans against the allocated reserve when full collection of the principal from the sale of collateral or the enforcement of guarantees is remote. We do not necessarily wait until the final resolution of a loan to charge off the uncollectible balance.
      The remaining reserve is in accordance with SFAS No. 5, Accounting for Contingencies, and represents the aggregate loan loss reserve for losses inherent in the portfolio not yet identified. We test the policy reserve for reasonableness regularly. In determining reasonableness, we review trends in the elements analyzed in establishing the reserve factors described above. In addition, we continue to monitor the market and our competitors to corroborate our reserve levels on similar loan products. If necessary, a change in the policy reserve amount would be recorded.
      If our internal credit ratings, reserve factors or allocated reserves for impaired loans are not accurate, our allowance for loan losses may be misstated. In addition, our operating results are sensitive to changes in the reserve factors utilized to determine our related provision for loan losses. The sensitivity of our allowance for loan losses to potential changes in our reserve factors (in terms of basis points) applied to our overall loan portfolio as of December 31, 2005 was as follows:

Estimated Increase
Change in Reserve Factors	(Decrease) in the
(Basis Points)	Allowance for Loan Losses

($ in thousands)
+50	$29,622
+25	14,779
-25	(14,907)
-50	(19,443)
      We do not record an additional allowance for loan losses related to our commitments to lend as these amounts are generally subject to approval based on the adequacy of the underlying collateral or other terms and conditions, such as the borrower not being in default. There also can be no assurance as to the amount, timing or even if such commitments will be funded. Once a commitment to lend is funded, the amount is included in our overall portfolio balance and considered in our determination of the allowance for loan losses.

Valuation of Investments
      With respect to investments in publicly traded equity interests, we use quoted market values to value investments. With respect to investments in privately held equity interests, each investment is valued using an internally developed model. This model utilizes industry valuation benchmarks, such as multiples of earnings before interest, taxes, depreciation, and amortization (EBITDA) ranging from three to ten times, depending on the industry, to determine a value for the underlying enterprise. We reduce this value by debt outstanding to arrive at an estimated equity value of the enterprise and then assign a discount to this value to reflect the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

Term Debt Transactions
      Periodically, we transfer pools of loans to special purpose entities for use in term debt transactions. These on-balance sheet term debt securitizations comprise a significant source of our overall funding, with the face amount of the outstanding loans assumed by third parties totaling $2.1 billion and $2.4 billion as of December 31, 2005 and 2004, respectively. Transfers of loans have not met the requirements of SFAS No. 140 for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. If our judgments as to whether the term debt transactions met the requirements for on-balance sheet financing were not appropriate, the accounting would be materially different with gains or losses recorded on the transfer of loans.

Mortgage-Backed Securities and Related Repurchase Agreements
      We own mortgage-backed securities that are primarily financed through repurchase agreements with the same counterparty from whom the investments were purchased. Because of this purchase and financing relationship, we record these transactions net on our consolidated balance sheet and record a derivative to repurchase these assets based on a technical interpretation of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). We record the cash portion of our investment in mortgage-backed securities as a mortgage related receivable on our consolidated balance sheet. Our obligations to repurchase the mortgage-backed securities under the related repurchase agreements qualify as derivative instruments in accordance with SFAS No. 133. These derivatives are considered forward commitments to purchase mortgage-backed securities and are recorded at their estimated fair value on our consolidated balance sheet. Changes in fair value of this derivative, which comprised the net interest spread, changes in the fair value of the mortgage-backed securities and the credit component of the repurchase agreement and the net change therein, are included in other income.
      For mortgage-backed securities financed by parties other than the seller, we record an asset on the balance sheet and the corresponding financing as a liability on the balance sheet as we are both entitled and obligated to repurchase the securities before their maturity. We classify these on balance sheet mortgage-backed securities as trading securities, which are recorded at fair value with net unrealized gains or losses included in income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Quantitative and Qualitative Disclosures About Market Risk section. In addition, for a detailed discussion of our derivatives and off-balance sheet financial instruments, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments and Note 18, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2005 included herein in this Form 10-K.
     Equity Price Risk
      The debentures we issued in March 2004 are convertible into our common stock at a conversion price of $26.81 per share, subject to adjustment upon the occurrence of specified events. Currently, each $1,000 of principal of the debentures is convertible into 37.3031 shares of our common stock, subject to adjustment upon the occurrence of specified events. Prior to the effective date of Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF 04-8”) we intend to make the irrevocable election to pay the principal balance of the debentures in cash upon any conversion or repurchase prior to or at their respective maturities. Holders of the debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the debentures falls below a specified threshold, (3) the debentures have been called for redemption, or (4) specified corporate transactions occur.
      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their debentures for 100% of the principal amount.
      Concurrently with our sale of these debentures, we entered into two separate call option transactions with an affiliate of one of the initial purchasers, in each case covering the same number of shares as into which the debentures are convertible. In one transaction, we purchased a call option at a strike price equal to the conversion price of the debentures, adjusted for the effect of dividends paid on our common stock. This option expires on March 15, 2009 and requires physical settlement. At the time we make the irrevocable election to pay the principal balance of the debentures in cash, we also intend to amend this option to provide that it may be settled in net shares so that the option continues to mirror the terms of the debentures. We intend to exercise this call option from time to time as necessary to acquire shares that we may be required to deliver upon receipt of a notice of conversion of the debentures. In the second transaction, we sold a call option to one of the initial purchasers for the purchase of up to 7.4 million of our common shares at a strike price of approximately $35.10 per share, adjusted for the effect of dividends paid on our common stock in January 2006. This call option expires at various dates from March 2009 through June 2009 and must be settled in net shares. The net effect of entering into these call option transactions was to minimize potential dilution as a result of the conversion of the debentures by increasing the effective conversion price of the debentures to a 75% premium over the March 15, 2004 closing price of our common stock. The call option transactions were settled at a net cost of approximately $25.6 million, which we paid from the proceeds of our sale of the debentures and is included as a net reduction in shareholders’ equity in the consolidated balance sheet.
      The debentures we issued in July 2004 are convertible into our common stock at a conversion price of $28.03 per share, subject to adjustment upon the occurrence of specified events. Currently, each $1,000 of principal of the debentures is convertible into 35.6772 shares of our common stock, subject to adjustment upon the occurrence of specified events. Prior to the effective date of EITF 04-8, we intend to make the irrevocable election to pay the principal balance of the debentures in cash upon any conversion or repurchase prior to or at their respective maturities. Holders of the debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the debentures falls below a specified threshold, (3) the debentures have been called for redemption, or (4) specified corporate transactions occur.
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
      CapitalSource’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.
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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM, ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of CapitalSource Inc.
      We have audited management’s assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that CapitalSource Inc. (successor to CapitalSource Holdings LLC, “CapitalSource”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CapitalSource’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that CapitalSource Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CapitalSource Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CapitalSource Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 6, 2006

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of CapitalSource Inc.
      We have audited the accompanying consolidated balance sheets of CapitalSource Inc. (successor to CapitalSource Holdings LLC, “CapitalSource”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of CapitalSource’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapitalSource Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CapitalSource’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 6, 2006

CapitalSource Inc.
Consolidated Balance Sheets

	December 31,

	2005	2004

	($ in thousands)
ASSETS
Cash and cash equivalents	$323,896	$206,077
Restricted cash	284,785	237,176
Mortgage-related receivable	39,438	—
Mortgage-backed securities pledged, trading	323,370	—
Loans:
Loans	5,987,743	4,274,525
Less deferred loan fees and discounts	(120,407)	(98,936)
Less allowance for loan losses	(87,370)	(35,208)

Loans, net	5,779,966	4,140,381
Investments	126,393	44,044
Deferred financing fees, net	42,006	41,546
Other assets	67,214	67,605

Total assets	$6,987,068	$4,736,829

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$358,423	$—
Credit facilities	2,450,452	964,843
Term debt	1,779,748	2,186,311
Convertible debt	555,000	555,000
Subordinated debt	231,959	—
Stock dividend payable	280,720	—
Cash dividend payable	70,202	—
Other liabilities	60,626	84,284

Total liabilities	5,787,130	3,790,438
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 141,705,766 and 119,227,495 shares issued; 140,405,766 and 117,927,495 shares outstanding, respectively)	1,404	1,179
Additional paid-in capital	1,248,745	761,579
Retained earnings	46,783	233,033
Deferred compensation	(65,729)	(19,162)
Accumulated other comprehensive loss, net	(1,339)	(312)
Treasury stock, at cost	(29,926)	(29,926)

Total shareholders’ equity	1,199,938	946,391

Total liabilities and shareholders’ equity	$6,987,068	$4,736,829

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Income

	Year Ended December 31,

	2005	2004	2003

	($ in thousands, except per share data)
Net interest and fee income:
Interest	$514,652	$313,827	$175,169
Fee income	130,638	86,324	50,596

Total interest and fee income	645,290	400,151	225,765
Interest expense	185,935	79,053	39,956

Net interest and fee income	459,355	321,098	185,809
Provision for loan losses	65,680	25,710	11,337

Net interest and fee income after provision for loan losses	393,675	295,388	174,472

Operating expenses:
Compensation and benefits	95,008	72,445	44,460
Other administrative expenses	48,828	35,303	23,347

Total operating expenses	143,836	107,748	67,807

Other income (expense):
Diligence deposits forfeited	4,557	4,987	3,071
Gain on investments, net	9,194	2,371	18,067
Loss on derivatives	(2,175)	(506)	(760)
Other income	7,657	10,929	5,437

Total other income	19,233	17,781	25,815

Net income before income taxes	269,072	205,421	132,480
Income taxes	104,400	80,570	24,712

Net income	$164,672	$124,851	$107,768

Net income per share:
Basic	$1.36	$1.07	$1.02
Diluted	$1.33	$1.06	$1.01
Average shares outstanding:
Basic	120,976,558	116,217,650	105,281,806
Diluted	123,433,645	117,600,676	107,170,585
See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Shareholders’ Equity

						Accumulated
			Additional			Other	Treasury	Total
	Members’	Common	Paid-In	Retained	Deferred	Comprehensive	Stock, at	Shareholders’
	Equity	Stock	Capital	Earnings	Compensation	Loss, net	cost	Equity

	($ in thousands)
Total shareholders’ equity as of December 31, 2002	$473,765	$—	$—	$—	$—	$(83)	$—	$473,682
Net income	56,981	—	—	50,787	—	—	—	107,768
Other comprehensive income:
Unrealized gains, net of tax	—	—	—	—	—	1,144	—	1,144

Total comprehensive income								108,912
Members’ equity contributions	71,153	—	—	—	—	—	—	71,153
Members’ distributions	(32,698)	—	—	—	—	—	—	(32,698)
Proceeds from issuance of common stock, net	—	182	242,520	—	—	—	—	242,702
Reorganization from LLC to “C” Corporation	(570,367)	993	511,979	57,395				—
Amortization of compensatory options	202	—	816	—	—	—	—	1,018
Exercise of options	26	2	597	—	—	—	—	625
Restricted stock activity	938	11	20,603	—	(21,552)	—	—	—
Amortization of deferred compensation	—	—	—	—	487	—	—	487
Tax benefit on issuance of options	—	—	1,251	—	—	—	—	1,251

Total shareholders’ equity as of December 31, 2003	—	1,188	777,766	108,182	(21,065)	1,061	—	867,132
Net income	—	—	—	124,851	—	—	—	124,851
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	—	—	(1,373)	—	(1,373)

Total comprehensive income								123,478
Proceeds from issuance of common stock, net	—	—	824	—	—	—	—	824
Stock option expense	—	—	331	—	—	—	—	331
Exercise of options	—	2	1,485	—	—	—	—	1,487
Purchase of treasury stock	—	(13)	—	—	—	—	(29,926)	(29,939)
Purchase of call option, net	—	—	(25,577)	—	—	—	—	(25,577)
Restricted stock activity	—	2	2,789	—	(2,675)	—	—	116
Amortization of deferred compensation	—	—	—	—	4,578	—	—	4,578
Tax benefit on purchase of call option	—	—	2,666	—	—	—	—	2,666
Tax benefit on exercise of options	—	—	1,295	—	—	—	—	1,295

Total shareholders’ equity as of December 31, 2004	—	1,179	761,579	233,033	(19,162)	(312)	(29,926)	946,391
Net income	—	—	—	164,672	—	—	—	164,672
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	—	—	(1,027)	—	(1,027)

Total comprehensive income								163,645
Dividend declared	—	—	—	(350,922)	—	—	—	(350,922)
Proceeds from issuance of common stock, net	—	192	414,484	—	—	—	—	414,676
Stock option expense	—	—	325	—	—	—	—	325
Exercise of options	—	4	2,425	—	—	—	—	2,429
Restricted stock activity	—	29	64,255	—	(65,255)	—	—	(971)
Amortization of deferred compensation	—	—	—	—	18,688	—	—	18,688
Tax benefit on purchase of call option	—	—	3,534	—	—	—	—	3,534
Tax benefit on exercise of options	—	—	2,053	—	—	—	—	2,053
Tax benefit on vesting of restricted stock grants	—	—	90	—	—	—	—	90

Total shareholders’ equity as of December 31, 2005	$—	$1,404	$1,248,745	$46,783	$(65,729)	$(1,339)	$(29,926)	$1,199,938

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	($ in thousands)
Operating activities:
Net income	$164,672	$124,851	$107,768
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	325	331	1,018
Restricted stock activity	66	116	—
Amortization of deferred loan fees	(77,009)	(46,607)	(33,741)
Interest on paid-in-kind loans	(7,931)	(13,797)	(5,507)
Provision for loan losses	65,680	25,710	11,337
Amortization of deferred financing fees	23,220	14,357	9,990
Depreciation and amortization	2,629	2,199	1,411
Benefit for deferred income taxes	(7,214)	(9,696)	(3,617)
Amortization of deferred stock compensation	18,688	4,578	487
Non-cash (gain) loss on investments, net	(5,855)	137	(9,805)
Loss on derivatives	2,175	506	760
Acquisition of mortgage-related receivable	(39,438)	—	—
Acquisition of mortgage-backed securities pledged, trading	(323,370)	—	—
Acquisition of loans held for sale	(92,832)	—	—
(Increase) decrease in other assets	(14,327)	1,349	(1,969)
(Decrease) increase in other liabilities	(6,869)	36,732	12,158

Cash (used in) provided by operating activities	(297,390)	140,766	90,290
Investing activities:
Increase in restricted cash	(47,609)	(156,381)	(51,040)
Increase in loans, net	(1,515,382)	(1,693,194)	(1,275,262)
Acquisition of CIG, net of cash acquired	—	(93,446)	—
Acquisition of investments, net	(73,202)	(6,449)	(5,169)
Acquisition of property and equipment	(4,458)	(3,363)	(4,914)

Cash used in investing activities	(1,640,651)	(1,952,833)	(1,336,385)
Financing activities:
Payment of deferred financing fees	(23,680)	(38,555)	(15,980)
Borrowings under (repayments of) repurchase agreements, net	358,423	(8,446)	8,446
Borrowings on credit facilities, net	1,485,609	228,143	496,800
Borrowings of term debt	1,158,485	2,040,018	803,816
Repayments of term debt	(1,565,082)	(774,676)	(308,710)
Borrowings of convertible debt	—	555,000	—
Borrowings of subordinated debt	225,000	—	—
Members’ contributions, net	—	—	71,153
Distributions to members	—	—	(32,698)
Proceeds from issuance of common stock, net	414,676	824	242,702
Proceeds from exercise of options	2,429	1,487	625
Call option transactions, net	—	(25,577)	—
Purchase of treasury stock	—	(29,939)	—

Cash provided by financing activities	2,055,860	1,948,279	1,266,154

Increase in cash and cash equivalents	117,819	136,212	20,059
Cash and cash equivalents as of beginning of year	206,077	69,865	49,806

Cash and cash equivalents as of end of year	$323,896	$206,077	$69,865

Supplemental information:
Cash paid during the year for:
Interest	$155,499	$56,710	$29,454
Income taxes, net of refunds	110,545	84,163	27,163
Noncash transactions from investing and financing activities:
Receipt of short-term note receivable related to the sale of real estate owned	13,500	—	—
Investment in unconsolidated trust	6,994	—	—
Change in fair value of standby letters of credit	(10,180)	12,960	1,633
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
      CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial finance company that provides a broad array of financial products to small and medium-sized businesses. We provide and invest in the following products:

•	Senior Secured Asset-Based Loans — loans that are underwritten based on our assessment of the client’s eligible accounts receivable and/or inventory;

•	First Mortgage Loans — loans that are secured by first mortgages on the property of the client;

•	Senior Secured Cash Flow Loans — loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Term B, Second Lien, and Mezzanine Loans — loans, including subordinated mortgage loans, that come after a client’s senior loans in right of payment or upon liquidation; and

•	Residential Mortgage-Backed Securities — securities guaranteed as to principal and interest by the Federal Home Loan Mortgage Corporation (commonly known as Freddie Mac) or Federal National Mortgage Association (commonly known as Fannie Mae) that provide for a monthly payment that consists of both interest and principal, including borrower prepayments;

•	Private Equity Co-Investments — opportunistic equity investments, typically in conjunction with lending relationships and on the same terms as other equity investors.
      Our wholly owned significant subsidiaries and their purposes as of December 31, 2005 were as follows:

Entity	Purpose

CapitalSource TRS Inc.	Subsidiary that owns interest in CapitalSource Finance LLC that intends to make a taxable REIT subsidiary election effective January 1, 2006.
CapitalSource Finance LLC	Primary operating subsidiary that conducts commercial lending business of CapitalSource and manages our REIT operations.
CSE Mortgage LLC	Subsidiary that holds the qualifying REIT assets of CapitalSource.
CSE QRS Funding I LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CS Funding II Depositor LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CS Funding Depositor VI LLC	Single-purpose, bankruptcy-remote subsidiary established in accordance with a warehouse credit facility.
CapitalSource Commercial Loan LLC, 2005-1 and CapitalSource Commercial Loan Trust 2005-1	Single-purpose, bankruptcy-remote subsidiaries established for issuance of term debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Summary of Significant Accounting Policies

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
      Included in cash and cash equivalents are collections from our borrowers. We are required to remit the collections to the trustee or collateral custodian, as the case may be, of our credit facilities and term debt transactions within two days of receipt. Upon transfer to the trustee, a portion of these funds will become restricted.

Loans
      Loans are recorded at cost, net of deferred fees and the allowance for loan losses. The balance of loans includes accrued interest and paid-in-kind (“PIK”) interest. Loans held-for-sale are recorded at the lower of cost or market.

Allowance for Loan Losses
      Our allowance for loan losses reflects the aggregate amount of reserves we have recorded for the loans in our portfolio. We have assigned reserve factors to the loans in our portfolio, which dictate the percentage of the total outstanding loan balance that we reserve. We review the loan portfolio information regularly to determine whether it is necessary for us to further revise our reserve factors. The reserve factors used in the calculation were determined by analyzing the following elements:

•	the types of loans, for example, whether the loan is underwritten based on the borrower’s assets, real estate or cash flow;

•	our historical losses with regard to the loan types;

•	our expected losses with regard to the loan types; and

•	the internal credit rating assigned to the loans.
      Included in the aggregate reserve is a reserve for loan losses for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow or the estimated fair value of the underlying collateral. As defined by Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all the amounts due according to the contractual terms of the original loan agreement, including scheduled principal and interest payments. We generally do not factor in guarantees from or capital call agreements with our borrowers’ private equity sponsors in determining the overall allowance for loan losses. However, when performing the SFAS No. 114 analysis on individual troubled loans, we do consider any applicable borrower guarantees when calculating our potential for a specific loss. We charge off loans against the allowance when full collection of the principal from the sale of collateral or the enforcement of guarantees is remote. We do not necessarily wait until the final resolution of a loan to charge off the uncollectible balance.
      The remaining reserve is calculated in accordance with SFAS No. 5, Accounting for Contingencies, and represents the aggregate loan loss reserve for losses inherent in the portfolio not yet identified. We test the policy reserve for reasonableness regularly. In determining reasonableness, we review trends in the elements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
analyzed in establishing the reserve factors described above. In addition, we continue to monitor the market and our competitors to corroborate our reserve levels on similar loan products. If necessary, a change in the policy reserve amount would be recorded.
      We do not record an additional allowance for loan losses related to our commitments to lend as these amounts are generally subject to approval based on the adequacy of the underlying collateral or other terms and conditions, such as the borrower not being in default. There also can be no assurance as to the amount, timing or even if such commitments will be funded. Once a commitment to lend is funded, the amount is included in our overall portfolio balance and considered in our determination of the allowance for loan losses.

Investments
      We invest in common stock, preferred stock, debt securities, warrants and options to buy such investments both through direct purchases and in connection with lending activities.
      Purchased investments in non-public entities are accounted for under the equity method if our ownership position is large enough to influence the operating and financial policies of the entity. This is generally presumed to exist when we own between 20% and 50% of an incorporated entity, or when we own greater than 5% of a limited partnership or limited liability company. Our share of earnings and losses in equity method investees is included in other income in the consolidated statements of income. If our ownership position is too small to provide such influence, the cost method is used to account for the equity interest.
      Purchased investments in publicly traded entities and debt securities are accounted for as available-for-sale securities and recorded at fair value with changes in fair value reflected as other comprehensive income, net of tax, in the consolidated statements of shareholders’ equity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
      Investments received in connection with lending arrangements are typically warrants or options to purchase shares of common stock or other equity interests from the client. These investments are initially recorded at estimated fair value. Such fair values are determined using various valuation models that attempt to estimate our share of the underlying equity value of the associated entity. To determine the fair value of an equity interest, we utilize quoted market prices for public entities and an internally developed valuation model, as well as qualitative factors, for non-public entities. This model utilizes industry valuation benchmarks, such as multiples of earnings before interest, taxes, depreciation, and amortization (EBITDA) ranging from three to ten times, depending on the industry, to determine a value for the underlying enterprise. We reduce this value by debt outstanding to arrive at an estimated equity value of the enterprise and then assign a discount to this value to reflect the illiquid nature of the investment, as well as our minority, non-control position. We perform quarterly reviews of all investments to identify and measure any subsequent changes to the fair value. Mark-to-market adjustments as a result of the changes in estimated fair values of investments are recorded as unrealized gains (losses) in gain on investments, net in the accompanying consolidated statements of income or other comprehensive income, as appropriate. Realized gains or losses resulting from the sale of investments are included in gain on investments, net in the accompanying consolidated statements of income.
      As of December 31, 2005 and 2004, there were no future performance obligations for investments. Investments that are not fully exercisable upon the date of receipt become exercisable upon the passage of time.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interpreted. In accordance with SFAS No. 133, investments qualifying as derivatives are carried at fair value with related valuation adjustments reflected as gain on investments, net in the consolidated statements of income.

Investment Impairment
      Our investments are either accounted for at fair value, at cost or using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment recorded at cost has sustained an other-than-temporary decline in its value, the equity interest is written down to its fair value, by a charge to earnings, and a new cost basis for the investment is established. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by us in determining whether an other-than-temporary decline in value has occurred include: the estimated fair value of the security in relation to its cost basis; the financial condition of the entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the fair value of the investment.
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
      For investments accounted for using the cost or equity method of accounting, management evaluates information such as budgets, business plans, and financial statements in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses and credit defaults. This list is not inclusive, and management weighs all quantitative and qualitative factors in determining whether an other-than-temporary decline in value exists. We compare the estimated fair value of each cost basis investment to its cost each quarter. For any of our cost basis investments in which the estimated fair value was less than cost for six to nine months, we consider whether the impairment of that investment was other-than-temporary as discussed above. For any of our cost basis investments in which the estimated fair value was less than cost for a period of time less than six to nine months, we consider the impairment to be temporary unless the investee experienced severe financial distress as evidenced by events such as bankruptcy or a default on a loan payment. In such cases of severe financial distress, we consider whether the impairment of that cost basis investment was other-than-temporary as discussed above and, if appropriate, recognize a loss in that quarter.

Deferred Financing Fees
      Deferred financing fees represent fees and other direct incremental costs incurred in connection with our borrowings. Except as discussed below, these amounts are amortized into the consolidated statements of income as interest expense over the contractual term of the borrowing using the effective interest method.
      Deferred financing fees associated with convertible debt are amortized into the consolidated statements of income as interest expense through the date of the earliest put option using the effective interest method.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest and Fee Income Recognition on Loans
      Interest and fee income, including income on impaired loans, is recorded on an accrual basis to the extent that such amounts are expected to be collected. For amortizing term loans, which include our balloon loans, interest, original issue discounts and loan fees (net of direct costs of origination), including fees due at maturity, are amortized into interest and fee income using the effective interest method over the contractual life of the loan. For revolving lines of credit and non-amortizing term loans, which include our bullet loans, interest, original issue discounts and loan fees (net of direct costs of origination), including fees due at maturity, are amortized into interest and fee income using the straight-line method over the contractual life of the loan.
      Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. We do not take loan fees into income when a loan closes. In connection with the prepayment of a loan, any remaining unamortized deferred fees for that loan are accelerated and, depending upon the terms of the loan, there may be an additional fee that is charged based upon the prepayment and recognized in the period of the prepayment.
      We accrete any discount from purchased loans into fee income in accordance with our policies up to the amount of contractual interest and principal payments expected to be collected. If the contractual interest and principal payments are not expected to be collected, a portion of the discount will not be accreted (non-accretable difference).
      If a loan is 90 days or more past due, or we expect that the borrower will not be able to service its debt and other obligations, we will place the loan on non-accrual status. When a loan is placed on non-accrual status, interest and fees previously recognized as income but not yet paid are reversed and the recognition of interest and fee income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We will make exceptions to this policy if the loan is well secured and in the process of collection. Payments received on non-accrual loans are applied to principal. On the date the borrower pays in full all overdue amounts, the borrower’s loan will emerge from non-accrual status and all overdue charges (including those from prior years) are recognized as interest income in the current period.

Derivatives
      In accordance with SFAS No. 133, we record all derivatives as either assets or liabilities at fair value on the consolidated balance sheets. For derivatives that do not qualify as and are not designated as hedging instruments for accounting purposes, any changes in fair value are recorded in current period earnings.
      We designate certain of the derivative instruments we hold as fair value or cash flow hedges for accounting purposes. For all derivatives designated as hedges, the relationship between the hedging instrument and the hedged item is formally documented, as well as the risk management objective and strategy for using

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the hedging instrument. We assess whether the hedge relationship between the derivative and the hedged item is highly effective in offsetting changes in fair value or cash flows both at the inception of the hedge and on an ongoing basis. We will discontinue hedge accounting prospectively for derivatives that have ceased to be highly effective hedges. The fair value and cash flow hedges entered into during the years ended December 31, 2005 and 2004 were highly effective at their inception and continue to be highly effective as of those dates.
      For derivatives that are designated as and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or liability, or an identified portion thereof, that is attributable to a particular risk), changes in the fair value of the derivative are recognized currently in earnings and generally will be offset by the recognition of changes in the hedged item’s fair value which are also recognized currently in earnings. For derivatives that are designated as and qualify as cash flow hedges (i.e., hedging the variability of cash flows to be received or paid related to a recognized asset or liability or hedging a forecasted transaction), changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss), to the extent effective in offsetting changes in the hedging relationship, until earnings are affected by the hedged item. For both fair value and cash flow hedges, any resulting change in fair value of the derivative that is not effective in offsetting changes in the cash flows of the hedged item is recognized currently in earnings.
      Gains and losses on derivatives designated as hedges, when recognized, are included in interest income or interest expense in the accompanying consolidated statements of income depending on the nature of the risk underlying individual hedge strategies. The portion of gains or losses on hedging instruments determined to be ineffective was not significant for the years ending December 31, 2005, 2004 and 2003. Gains and losses on derivatives not designated as hedges, including the impact of any cash payments made or received, are included in loss on derivatives in the accompanying consolidated statements of income.

Mortgage-Backed Securities and Related Repurchase Agreements
      We own mortgage-backed securities that are primarily financed through repurchase agreements with the same counterparty from whom the investments were purchased. Because of this purchase and financing relationship, we record these transactions net on our consolidated balance sheet and record a derivative to repurchase these assets based on a technical interpretation of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). We record the cash portion of our investment in mortgage-backed securities as a mortgage related receivable on our consolidated balance sheet. Our obligations to repurchase the mortgage-backed securities under the related repurchase agreements qualify as derivative instruments in accordance with SFAS No. 133. These derivatives are considered forward commitments to purchase mortgage-backed securities and are recorded at their estimated fair value on our consolidated balance sheet. Changes in fair value of this derivative, which comprised the net interest spread, changes in the fair value of the mortgage-backed securities and the credit component of the repurchase agreement and the net change therein, are included in other income.
      For mortgage-backed securities financed by parties other than the seller, we record an asset on the balance sheet and the corresponding financing as a liability on the balance sheet. We classify these on balance sheet mortgage-backed securities as trading securities, which are recorded at fair value with net unrealized gains or losses included in income.

Income Taxes
      Prior to August 6, 2003, we were organized as a Delaware limited liability company. During this period, all income taxes were the responsibility of our individual members; therefore, our historical consolidated statements of income do not include any provision for income taxes for all periods prior to August 6, 2003.
      Since our reorganization into a “C” corporation for income tax purposes, we are responsible for paying federal, state and local income taxes. Deferred tax liabilities and assets have been reflected in the consolidated balance sheets. Deferred tax liabilities and assets are determined based on the differences between the book

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value and tax basis of particular assets and liabilities, using tax rates scheduled to be in effect for the years in which the differences are expected to reverse.

Stock-Based Compensation
      We account for our stock-based compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. In accordance with APB 25, compensation cost is recognized for our options and restricted stock granted to employees where the exercise price is less than the market price of the underlying common stock on the date of grant. Such expense is recognized on a ratable basis over the related vesting period of the award. Pro forma net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) to stock-based compensation for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,

	2005	2004	2003

	($ in thousands, except per share data)
Net income as reported	$164,672	$124,851	$107,768
Add back: Stock-based compensation expense from options included in reported net income, net of tax	199	174	759
Deduct: Total stock-based compensation expense determined under fair value-based method for all option awards, net of tax	(2,182)	(1,676)	(1,431)

Pro forma net income	$162,689	$123,349	$107,096

Net income per share:
Basic — as reported	$1.36	$1.07	$1.02

Basic — pro forma	$1.34	$1.06	$1.02

Diluted — as reported	$1.33	$1.06	$1.01

Diluted — pro forma	$1.32	$1.05	$1.00

      The Black-Scholes weighted average option-pricing model assumptions used to estimate the fair value of each option grant on its grant date for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,

	2005	2004	2003

Dividend yield	2.1%	—	—
Expected volatility	29%	31%	30%
Risk-free interest rate	4.0%	3.7%	3.5%
Expected life	6 years	6 years	6 years
      The pro forma net effect of the total stock-based compensation expense determined under the fair value-based method for all awards may not be representative of future disclosures because the estimated fair value of options is amortized to expense over the vesting period, and additional options may be granted in future years.

Bonuses
      Bonuses are accrued ratably over the annual performance period in accordance with APB Opinion No. 28, Interim Financial Reporting. Our bonus accrual is comprised of two parts. One part is for two of our Executive Officers, our Chief Executive Officer and our Vice Chairman and Chief Investment Officer, and the other part is for all other employees. Bonus expense recorded for the Executive Officers is accrued in accordance with the annual compensation plan for these Executive Officers that is approved at the start of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annual performance period by the compensation committee of the Board of Directors. The Executive Officer portion of bonus expense is reassessed quarterly and may be adjusted at the discretion of the compensation committee for certain matters such as the operating performance of CapitalSource. The portion of bonus expense for all other employees, which represents the majority of our total bonus expense, is accrued pursuant to a variable methodology partially based on the performance of CapitalSource.
      On a quarterly basis, management recommends a bonus accrual to the compensation committee pursuant to our variable bonus methodology. This recommendation is in the form of a percentage of regular salary paid and is based upon the cumulative regular salary paid from the start of the annual performance period through the end of the particular quarterly reporting period. In developing its recommendation to the compensation committee, management analyzes certain key performance metrics for CapitalSource, including actual and forecasted returns on equity. The actual bonus accrual recorded is that amount approved each quarter by the compensation committee.

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
      We operated as a single reporting segment during the years ended December 31, 2005, 2004 and 2003 and, therefore, this statement was not applicable. Because our clients require customized and sophisticated debt financing, we have created three commercial lending businesses to develop the industry experience required to structure commercial loans that reflect the particular credit and security characteristics required by different types of clients. However, we manage our operations as a whole rather than by lending business. We do not allocate resources to specific lending businesses based on their individual or relative performance.

New Accounting Pronouncements
      In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 (“FSP 115-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. In addition, FSP 115-1 includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities and adds a footnote to APB Opinion No. 18 (“APB 18”), The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 also nullifies certain requirements of Emerging Issues Task Force (“EITF”) No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The effective date for this FSP is reporting periods beginning after December 15, 2005. We adopted FSP 115-1 on January 1, 2006 and it did not have a material effect on our consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the FASB delayed the effective date for SFAS No. 123(R) to the beginning of the first fiscal year beginning after June 15, 2005.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the aforementioned impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because it will depend on levels of future grants of share-based payments, the amount of operating cash flows recognized in prior periods for such excess tax deductions was not significant.
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

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods or (b) prior interim periods of the year of adoption.
      We adopted SFAS No. 123(R) using the modified prospective method on January 1, 2006, which we do not expect to have a material impact on our consolidated financial statements.

Reclassifications
      Certain amounts in prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

Note 3.	Restricted Cash
      Restricted cash as of December 31, 2005 and 2004 was as follows:

	December 31,

	2005	2004

	($ in thousands)
Principal and interest collections on loans held by trusts (see Note 9)	$132,838	$163,708
Interest collections on loans pledged to credit facilities (see Note 9)	100,992	13,061
Collateral for letters of credit issued for the benefit of a client	47,273	49,842
Other	3,682	10,565

Total	$284,785	$237,176

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the interest collections related to the credit facilities and term debt each month after deducting interest rate swap payments, interest payable and servicing fees, the remaining restricted cash is returned to us and becomes unrestricted at that time.
Note 4.     Mortgage-Backed Securities
      As part of our efforts to qualify as a real estate investment trust (“REIT”) for the year commencing January 1, 2006, we began purchasing residential mortgage-backed securities (“MBS”) during the fourth quarter of 2005. As of December 31, 2005, we had purchased $2.3 billion in MBS, which were primarily financed through $2.2 billion in repurchase agreements. As of December 31, 2005, all of our MBS were pledged as collateral for these repurchase agreements. Our portfolio comprised 3-year, 5-year and 7-year hybrid adjustable-rate MBS that are guaranteed as to principal and interest by Freddie Mac and Fannie Mae as of December 31, 2005. The weighted average coupon on our overall MBS portfolio was 4.59% as of December 31, 2005.
      As of December 31, 2005, MBS in the amount of $2.0 billion were simultaneously financed with repurchase agreements with the same counterparty from whom the investments were purchased. As further discussed in Note 2, Summary of Significant Accounting Policies, because of this purchase and financing relationship, we have recorded these transactions net on our accompanying consolidated balance sheet and have recorded a derivative to repurchase these assets. See further discussion of these derivatives in Note 17, Derivatives and Off-Balance Sheet Financial Instruments. The weighted average coupon on these MBS was 4.52% as of December 31, 2005.
      As of December 31, 2005, MBS with a fair value of $323.4 million were financed by parties other than the seller and were classified as trading securities on our accompanying consolidated balance sheet in accordance with the accounting policy discussed in Note 2, Summary of Significant Accounting Policies. Net unrealized gains of $0.4 million were included in income for the year ended December 31, 2005. The weighted average coupon on these MBS was 4.98% as of December 31, 2005.

Note 5.	Loans and Credit Quality
      As of December 31, 2005 and 2004, our loan portfolio had an outstanding balance of $6.0 billion and $4.3 billion, respectively. Included in these amounts were $92.8 million and $0.4 million of loans that are classified as held-for-sale as of December 31, 2005 and 2004, respectively. These loans are recorded at the lower of cost or market value and included in loans on the accompanying consolidated balance sheets. None of these loans had a market value below cost as of December 31, 2005 or 2004.
      Also included in loans on the accompanying consolidated balance sheets are purchased loans, which totaled $493.7 million and $235.0 million as of December 31, 2005 and 2004, respectively. The accretable discount on purchased loans as of December 31, 2005 and 2004 totaled $14.8 million and $2.8 million, respectively, which is reflected in deferred loan fees and discounts in our accompanying consolidated balance sheets. During the years ended December 31, 2005 and 2004, we accreted $2.8 million and $4.6 million, respectively, into fee income from purchased loan discounts. For the year ended December 31, 2005, we had $14.8 million of additions to accretable discounts, of which $0.8 million were reclassifications from non-accretable discounts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Quality
      As of December 31, 2005 and 2004, the principal balance of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans were as follows:

	December 31,

Asset Classification	2005	2004

	($ in thousands)
Loans 60 or more days contractually delinquent	$41,785	$32,278
Non-accrual loans(1)	137,446	22,443
Impaired loans(2)	199,257	32,957
Less: loans in multiple categories	(175,070)	(23,120)

Total	$203,418	$64,558

Total as a percentage of total loans	3.40%	1.51%

(1)	Includes loans with an aggregate principal balance of $37.6 million and $0.7 million as of December 31, 2005 and 2004, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	Includes loans with an aggregate principal balance of $37.6 million and $0.7 million as of December 31, 2005 and 2004, respectively, which were also classified as loans 60 or more days contractually delinquent, and loans with an aggregate principal balance of $137.4 million and $22.4 million as of December 31, 2005 and 2004, respectively, which were also classified as loans on non-accrual status. The carrying value of impaired loans was $194.6 million and $32.9 million as of December 31, 2005 and December 31, 2004, respectively.
      As defined by SFAS No. 114, we consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement, including principal and scheduled interest payments. Pursuant to SFAS No. 114, impaired loans include loans for which we expect to have a credit loss and other loans that are definitionally impaired, but for which we do not currently expect to have a credit loss. As of December 31, 2005 and 2004, impaired loans were classified as follows:

	December 31, 2005		December 31, 2004

		Allocated		Allocated
	Principal	Reserves	Principal	Reserves

	($ in thousands)
Impaired loans with allocated reserves	$98,221	$33,109	$16,854	$5,101
Impaired loans with no allocated reserves(1)	101,036	—	16,103	—

Total	$199,257	$33,109	$32,957	$5,101

(1)	There are no allocated reserves applied to these loans as we believe it is probable that we will collect all principal and interest amounts due.
      The average balance of impaired loans during the years ended December 31, 2005 and 2004 was $159.8 million and $28.8 million, respectively. The total amount of interest income that was recognized on impaired loans during the years ended December 31, 2005 and 2004 was $11.3 million and $0.8 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2005 and 2004 was $7.9 million and $1.2 million, respectively. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $11.0 million and $3.7 million for the years ended December 31, 2005 and 2004, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the year ended December 31, 2005, loans with an aggregate carrying value of $73.7 million as of December 31, 2005 were classified as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of December 31, 2005, these loans were also classified as impaired loans since, under SFAS No. 114, loans classified as troubled debt restructurings are also classified as impaired loans generally for a period of one year following the restructuring. The allocated reserve for loans classified as troubled debt restructurings was $13.6 million as of December 31, 2005. For the year ended December 31, 2004, loans with an aggregate carrying value of $24.9 million as of December 31, 2004 were classified as troubled debt restructurings. The allocated reserve for loans classified as troubled debt restructurings was $0.1 million as of December 31, 2004.
      During the year ended December 31, 2005, we changed our loan loss reserve policy, which included increasing our loan loss reserve estimates based on revised reserve factors by loan type that consider historical loss experience, the seasoning of our portfolio, overall economic conditions and other factors. Activity in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Year Ended December 31,

	2005	2004	2003

	($ in thousands)
Balance as of beginning of year	$35,208	$18,025	$6,688
Provision for loan losses	65,680	25,710	11,337
Charge offs, net	(13,518)	(8,527)	—

Balance as of end of year	$87,370	$35,208	$18,025

Note 6.	Guarantor Information
      The following represents the supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of the convertible debt issued in March 2004 and July 2004, and CapitalSource Finance LLC (“CapitalSource Finance”), which was a guarantor of the convertible debentures, and our subsidiaries that are not guarantors of the convertible debentures as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. CapitalSource Finance, a wholly owned subsidiary of CapitalSource Inc., has guaranteed the debentures, fully and unconditionally, on a senior basis. Through October 12, 2005, CSE Holdings LLC, formerly CapitalSource Holdings Inc. (“CSE Holdings”), was also a guarantor of the convertible debentures. On October 12, 2005, CSE Holdings merged with and into CapitalSource Inc., with CapitalSource Inc. as the surviving entity. The following condensed consolidating financial statements include the activity of CSE Holdings for the period ended October 12, 2005, as of and for the year ended December 31, 2004 and for the year ended December 31, 2003. Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet
December 31, 2005

		CapitalSource Finance LLC

		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
ASSETS
Cash and cash equivalents	$2,038	$145,065	$156,571	$20,222	$—	$323,896
Restricted cash	—	125,832	153,299	5,654	—	284,785
Mortgage-related receivable	—	—	—	39,438	—	39,438
Mortgage-backed securities pledged, trading	—	—	—	323,370	—	323,370
Loans:
Loans	—	4,137,699	417,044	1,440,828	(7,828)	5,987,743
Less deferred loan fees and discounts	—	(971)	(100,123)	(19,313)	—	(120,407)
Less allowance for loan losses	—	—	(78,003)	(9,367)	—	(87,370)

Loans, net	—	4,136,728	238,918	1,412,148	(7,828)	5,779,966
Investment in subsidiaries	2,063,092	—	655,627	—	(2,718,719)	—
Intercompany note receivable	—	7,803	35,288	—	(43,091)	—
Investments	33,494	21,210	71,689	—	—	126,393
Deferred financing fees, net	11,114	22,868	7,944	80	—	42,006
Other assets	20,110	1,018	31,341	14,745	—	67,214

Total assets	$2,129,848	$4,460,524	$1,350,677	$1,815,657	$(2,769,638)	$6,987,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$47,157	$—	$311,266	$—	$358,423
Credit facilities	—	1,938,273	42,179	470,000	—	2,450,452
Term debt	—	1,774,475	5,273	—	—	1,779,748
Convertible debt	555,000	—	—	—	—	555,000
Subordinated debt	—	—	231,959	—	—	231,959
Stock dividend payable	280,720	—	—	—	—	280,720
Cash dividend payable	70,202	—	—	—	—	70,202
Other liabilities	3,661	22,228	41,112	1,453	(7,828)	60,626
Intercompany note payable	20,327	22,764	—	—	(43,091)	—

Total liabilities	929,910	3,804,897	320,523	782,719	(50,919)	5,787,130
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,404	—	—	—	—	1,404
Additional paid-in capital	1,248,745	278,656	362,137	1,025,690	(1,666,483)	1,248,745
Retained earnings	46,783	377,492	668,762	7,248	(1,053,502)	46,783
Deferred compensation	(65,729)	—	—	—	—	(65,729)
Accumulated other comprehensive loss, net	(1,339)	(521)	(745)	—	1,266	(1,339)
Treasury stock, at cost	(29,926)	—	—	—	—	(29,926)

Total shareholders’ equity	1,199,938	655,627	1,030,154	1,032,938	(2,718,719)	1,199,938

Total liabilities and shareholders’ equity	$2,129,848	$4,460,524	$1,350,677	$1,815,657	$(2,769,638)	$6,987,068

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet
December 31, 2004

		CapitalSource Finance LLC

		Combined Non-	Combined
		Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
ASSETS
Cash and cash equivalents	$—	$170,532	$35,545	$—	$206,077
Restricted cash	—	25,334	211,842	—	237,176
Loans:
Loans	—	3,657,839	624,125	(7,439)	4,274,525
Less deferred loan fees and discounts	—	(133)	(98,803)	—	(98,936)
Less allowance for loan losses	—	—	(35,208)	—	(35,208)

Loans, net	—	3,657,706	490,114	(7,439)	4,140,381
Investment in subsidiaries	1,483,401	—	823,676	(2,307,077)	—
Intercompany due from/(due to)	—	15,434	(15,434)	—	—
Intercompany note receivable	—	—	32,599	(32,599)	—
Investments	—	—	44,044	—	44,044
Deferred financing fees, net	13,255	27,457	834	—	41,546
Other assets	13,933	16,812	36,860	—	67,605

Total assets	$1,510,589	$3,913,275	$1,660,080	$(2,347,115)	$4,736,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities	$—	$964,843	$—	$—	$964,843
Term debt	—	2,075,385	110,926	—	2,186,311
Convertible debt	555,000	—	—	—	555,000
Other liabilities	9,198	16,772	65,753	(7,439)	84,284
Intercompany note payable	—	32,599	—	(32,599)	—

Total liabilities	564,198	3,089,599	176,679	(40,038)	3,790,438
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,179	—	—	—	1,179
Additional paid-in capital	761,579	309,982	1,088,410	(1,398,392)	761,579
Retained earnings	233,033	513,995	395,484	(909,479)	233,033
Deferred compensation	(19,162)	—	—	—	(19,162)
Accumulated other comprehensive loss, net	(312)	(301)	(493)	794	(312)
Treasury stock, at cost	(29,926)	—	—	—	(29,926)

Total shareholders’ equity	946,391	823,676	1,483,401	(2,307,077)	946,391

Total liabilities and shareholders’ equity	$1,510,589	$3,913,275	$1,660,080	$(2,347,115)	$4,736,829

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Year Ended December 31, 2005

		CapitalSource Finance LLC

		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
Net interest and fee income:
Interest	$1,154	$424,017	$90,435	$1,685	$(2,639)	$514,652
Fee income	—	44,244	86,394	—	—	130,638

Total interest and fee income	1,154	468,261	176,829	1,685	(2,639)	645,290
Interest expense	16,748	167,524	4,112	190	(2,639)	185,935

Net interest and fee income	(15,594)	300,737	172,717	1,495	—	459,355
Provision for loan losses	—	—	64,768	912	—	65,680

Net interest and fee income after provision for loan losses	(15,594)	300,737	107,949	583	—	393,675
Operating expenses:
Compensation and benefits	—	2,267	92,701	40	—	95,008
Other administrative expenses	530	1,225	46,645	428	—	48,828

Total operating expenses	530	3,492	139,346	468	—	143,836
Other income (expense):
Diligence deposits forfeited	—	—	4,557	—	—	4,557
(Loss) gain on investments, net	(2,109)	—	11,303	—	—	9,194
Gain (loss) on derivatives	—	1,803	(1,904)	(2,074)	—	(2,175)
Other income	—	6,332	1,325	—	—	7,657
Earnings in subsidiaries	287,305	—	296,415	—	(583,720)	—
Intercompany	—	(8,965)	8,965	—	—	—

Total other income	285,196	(830)	320,661	(2,074)	(583,720)	19,233

Net income before income taxes	269,072	296,415	289,264	(1,959)	(583,720)	269,072
Income taxes	104,400	—	—	—	—	104,400

Net income	$164,672	$296,415	$289,264	$(1,959)	$(583,720)	$164,672

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Year Ended December 31, 2004

		CapitalSource Finance LLC

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

		CapitalSource Finance LLC

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Year Ended December 31, 2005

		CapitalSource Finance LLC

		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
Operating activities:
Net income	$164,672	$296,415	$289,264	$(1,959)	$(583,720)	$164,672
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	325	—	—	—	—	325
Restricted stock activity	66	—	—	—	—	66
Amortization of deferred loan fees	—	—	(77,009)	—	—	(77,009)
Interest on paid-in-kind loans	—	(566)	(5,433)	(1,932)	—	(7,931)
Provision for loan losses	—	—	64,768	912	—	65,680
Amortization of deferred financing fees	2,341	20,061	816	2	—	23,220
Depreciation and amortization	—	—	2,629	—	—	2,629
Benefit for deferred income taxes	(7,214)	—	—	—	—	(7,214)
Amortization of deferred stock compensation	18,688	—	—	—	—	18,688
Non-cash loss (gain) on investments, net	1,683	—	(7,538)	—	—	(5,855)
(Gain) loss on derivatives	—	(1,803)	1,904	2,074	—	2,175
Acquisition of mortgage-related receivable	—	—	—	(39,438)	—	(39,438)
Acquisition of mortgage-backed securities pledged, trading	—	—	—	(323,370)	—	(323,370)
Acquisition of loans held for sale	—	(50,657)	(42,175)	—	—	(92,832)
Increase in intercompany note receivable	—	(7,803)	(2,689)	—	10,492	—
Decrease (increase) in other assets	1,037	2,289	(2,908)	(14,745)	—	(14,327)
Increase (decrease) in other liabilities	1,258	5,456	(12,397)	1,453	(2,639)	(6,869)
Net transfers with subsidiaries	(568,957)	(470,207)	(579,629)	1,035,073	583,720	—

Cash (used in) provided by operating activities	(386,101)	(206,815)	(370,397)	658,070	7,853	(297,390)
Investing activities:
(Increase) decrease in restricted cash	—	(100,498)	58,543	(5,654)	—	(47,609)
(Increase) decrease in loans, net	—	(412,496)	307,853	(1,413,378)	2,639	(1,515,382)
Acquisition of investments, net	(49,093)	—	(24,109)	—	—	(73,202)
Acquisition of property and equipment	—	5	(4,463)	—	—	(4,458)

Cash used in investing activities	(49,093)	(512,989)	337,824	(1,419,032)	2,639	(1,640,651)
Financing activities:
Payment of deferred financing fees	(200)	(15,472)	(7,926)	(82)	—	(23,680)
Increase (decrease) in intercompany note payable	20,327	(9,835)	—	—	(10,492)	—
Borrowings under repurchase agreements		47,157	—	311,266	—	358,423
Borrowings on credit facilities, net	—	973,430	42,179	470,000	—	1,485,609
Borrowings of term debt	—	1,141,825	16,660	—	—	1,158,485
Repayments of term debt	—	(1,442,768)	(122,314)	—	—	(1,565,082)
Borrowings of subordinated debt	—	—	225,000	—	—	225,000
Proceeds from issuance of common stock, net	414,676	—	—	—	—	414,676
Proceeds from exercise of options	2,429	—	—	—	—	2,429

Cash provided by financing activities	437,232	694,337	153,599	781,184	(10,492)	2,055,860

Increase (decrease) in cash and cash equivalents	2,038	(25,467)	121,026	20,222	—	117,819
Cash and cash equivalents as of beginning of year	—	170,532	35,545	—	—	206,077

Cash and cash equivalents as of end of year	$2,038	$145,065	$156,571	$20,222	$—	$323,896

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Year Ended December 31, 2004

		CapitalSource Finance LLC

		Combined Non-	Combined
		Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
Operating activities:
Net income	$124,851	$283,128	$214,680	$(497,808)	$124,851
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	331	—	—	—	331
Restricted stock activity	116	—	—	—	116
Amortization of deferred loan fees	—	—	(46,607)	—	(46,607)
Interest on paid-in-kind loans	—	(534)	(13,263)	—	(13,797)
Provision for loan losses	—	—	25,710	—	25,710
Amortization of deferred financing fees	1,468	12,740	149	—	14,357
Depreciation and amortization	—	—	2,199	—	2,199
Benefit for deferred income taxes	(9,696)	—	—	—	(9,696)
Amortization of deferred stock compensation	4,578	—	—	—	4,578
Non-cash loss on investments, net	—	—	137	—	137
Loss (gain) on derivatives	—	2,835	(2,329)	—	506
Decrease in intercompany note receivable	—	246,985	447	(247,432)	—
(Increase) decrease in other assets	(614)	(335)	2,298	—	1,349
Increase in other liabilities	13,779	5,690	13,425	3,838	36,732
Net transfers with subsidiaries	(621,885)	(581,897)	705,974	497,808	—

Cash (used in) provided by operating activities	(487,072)	(31,388)	902,820	(243,594)	140,766
Investing activities:
Increase in restricted cash	—	(8,474)	(147,907)	—	(156,381)
Increase in loans, net	—	(1,273,521)	(415,835)	(3,838)	(1,693,194)
Acquisition of CIG, net of cash acquired	—	—	(93,446)	—	(93,446)
Acquisition of investments, net	—	—	(6,449)	—	(6,449)
Acquisition of property and equipment	—	—	(3,363)	—	(3,363)

Cash used in investing activities	—	(1,281,995)	(667,000)	(3,838)	(1,952,833)
Financing activities:
Payment of deferred financing fees	(14,723)	(22,981)	(851)	—	(38,555)
Decrease in intercompany note payable	—	(447)	(246,985)	247,432	—
Repayments of repurchase agreements, net	—	—	(8,446)	—	(8,446)
Borrowings on credit facilities, net	—	228,143	—	—	228,143
Borrowings of term debt	—	2,016,028	23,990	—	2,040,018
Repayments of term debt	—	(774,676)	—	—	(774,676)
Borrowings of convertible debt	555,000	—	—	—	555,000
Proceeds from issuance of common stock, net	824	—	—	—	824
Proceeds from exercise of options	1,487	—	—	—	1,487
Call option transactions, net	(25,577)	—	—	—	(25,577)
Purchase of treasury stock	(29,939)	—	—	—	(29,939)

Cash provided by (used in) financing activities	487,072	1,446,067	(232,292)	247,432	1,948,279

Increase in cash and cash equivalents	—	132,684	3,528	—	136,212
Cash and cash equivalents as of beginning of year	—	37,848	32,017	—	69,865

Cash and cash equivalents as of end of year	$—	$170,532	$35,545	$—	$206,077

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Year Ended December 31, 2003

		CapitalSource Finance LLC

		Combined Non-	Combined
		Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
Operating activities:
Net income	$107,768	$153,284	$132,482	$(285,766)	$107,768
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	1,018	—	—	—	1,018
Amortization of deferred loan fees	—	—	(33,741)	—	(33,741)
Interest or paid-in-kind loans	—	(1,164)	(4,343)	—	(5,507)
Provision for loan losses	—	—	11,337	—	11,337
Amortization of deferred financing fees	—	10,194	(204)	—	9,990
Depreciation and amortization	—	—	1,411	—	1,411
Benefit for deferred income taxes	(3,617)	—	—	—	(3,617)
Amortization of deferred stock compensation	487	—	—	—	487
Non-cash gain on investments, net	—	—	(9,805)	—	(9,805)
Loss on derivatives	—	9	751	—	760
(Increase) decrease in note receivable	—	(246,985)	9,362	237,623	—
Increase in other assets	(5)	(964)	(1,000)	—	(1,969)
Increase in other liabilities	1,816	1,197	18,131	(8,986)	12,158
Net transfers with subsidiaries	(350,794)	465,568	(400,540)	285,766	—

Cash (used in) provided by operating activities	(243,327)	381,139	(276,159)	228,637	90,290
Investing activities:
Increase in restricted cash	—	(9,916)	(41,124)	—	(51,040)
(Increase) decrease in loans, net	—	(1,340,398)	56,150	8,986	(1,275,262)
Acquisition of investments, net	—	—	(5,169)	—	(5,169)
Acquisition of property and equipment	—	(4)	(4,910)	—	(4,914)

Cash (used in) provided by investing activities	—	(1,350,318)	4,947	8,986	(1,336,385)
Financing activities:
Payment of deferred financing fees	—	(15,708)	(272)	—	(15,980)
(Decrease) increase in intercompany note payable	—	(9,362)	246,985	(237,623)	—
Borrowings under repurchase agreements, net	—	—	8,446	—	8,446
Borrowings on credit facilities, net	—	496,800	—	—	496,800
Borrowings of term debt	—	803,816	—	—	803,816
Repayments of term debt	—	(308,710)	—	—	(308,710)
Members’ contributions, net	—	—	71,153	—	71,153
Distributions to members	—	—	(32,698)	—	(32,698)
Proceeds from issuance of common stock, net	242,702	—	—	—	242,702
Proceeds from exercise of options	625	—	—	—	625

Cash provided by financing activities	243,327	966,836	293,614	(237,623)	1,266,154

(Decrease) increase in cash and cash equivalents	—	(2,343)	22,402	—	20,059
Cash and cash equivalents as of beginning of year	—	40,191	9,615	—	49,806

Cash and cash equivalents as of end of year	$—	$37,848	$32,017	$—	$69,865

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Investments
      Investments as of December 31, 2005 and 2004 were as follows:

	December 31,

	2005	2004

	($ in thousands)
Investments carried at cost	$51,907	$37,542
Investments carried at fair value:
Investments available-for-sale	50,461	2,606
Warrants	10,259	3,110
Investments accounted for under the equity method	13,766	786

Total	$126,393	$44,044

      For the years ended December 31, 2005 and 2004, we sold available-for-sale investments for $6.7 million and $12.8 million, respectively, recognizing gross pretax gains of $4.2 million and $6.6 million, respectively. Sales of available-for-sale investments were not significant for the year ended December 31, 2003.
      Unrealized gains (losses) on investments carried at fair value as of December 31, 2005 and 2004 were as follows:

	December 31, 2005

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	($ in thousands)
Investments available-for-sale(1)	$52,355	$—	$(1,894)	$50,461
Warrants(2)	7,202	5,554	(2,497)	10,259

Total	$59,557	$5,554	$(4,391)	$60,720

	December 31, 2004

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	($ in thousands)
Investments available-for-sale(1)	$2,624	$—	$(18)	$2,606
Warrants(2)	4,548	899	(2,337)	3,110

Total	$7,172	$899	$(2,355)	$5,716

(1)	Unrealized losses on available-for-sale securities are included in accumulated other comprehensive loss, net on the accompanying consolidated balance sheets, to the extent that the losses are not considered other-than-temporary impairments.

(2)	Unrealized gains and losses on our warrants are included in gain on investments, net on the accompanying consolidated statements of income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005 and 2004, our investments that were in an unrealized loss position for which other-than-temporary impairments have not been recognized were as follows:

	December 31,

	2005		2004

	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	($ in thousands)
Investments carried at cost	$—	$—	$3,171	$2,321
Investments available-for-sale:
Debt securities	739	48,355	—	—
Equity securities	860	2,106	18	2,606

Total	$1,599	$50,461	$3,189	$4,927

      As of December 31, 2005, four of our investments in debt securities were in an unrealized loss position. The unrealized losses were recorded based on third-party valuations, as well as our own internal valuations using a cash flow model, that were below the cost basis of the securities. We evaluated each of these investments for impairment and determined that none of the investments would result in an other-than-temporary impairment during the year ended December 31, 2005, as further evidenced by the gain on the sale of the investments recorded subsequent to year end. In February 2006, we sold $16.9 million of these debt securities, net of discounts, at a gain of approximately $0.2 million.
      As of December 31, 2005, we had investments in two equity securities that were in an unrealized loss position. The equity securities are publicly traded and we value each investment at the closing market price on the last business day of each period presented. We evaluated each of these investments for impairment, which included reviewing the underlying entities to determine if their decline in operating performance was other-than-temporary. During the year ended December 31, 2005, we determined that there was an other-than-temporary impairment in one of our investments and recorded a loss of $0.3 million which was reclassified from accumulated other comprehensive loss, net to gain on investments, net in the accompanying statement of income. We did not recognize the remaining $0.9 million in unrealized losses recorded on our investments in equity securities as other-than-temporary impairments for the year ended December 31, 2005.
      During the years ended December 31, 2005 and 2004, we recorded other-than-temporary impairments of $5.2 million and $1.1 million, respectively, relating to our investments carried at cost. We did not record any other-than-temporary impairments related to our investments carried at cost during the year ended December 31, 2003.
      As of December 31, 2005, we had commitments to contribute up to an additional $16.6 million to 12 private equity funds, $3.8 million to a joint venture and $3.9 million to an equity investment.
      Certain investments are subject to clawback or put/call right provisions. The investment and carrying value information is net of any restrictions related to the warrant or underlying shares/units.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Other Assets

Property and Equipment
      Property and equipment as of December 31, 2005 and 2004 were as follows:

	December 31,

	2005	2004

	($ in thousands)
Equipment	$5,955	$3,766
Computer software	2,424	2,056
Furniture	3,895	3,109
Leasehold improvements	6,039	5,318
Accumulated depreciation and amortization	(6,811)	(4,495)

Total	$11,502	$9,754

      Property and equipment is included in other assets on the accompanying consolidated balance sheets.

Real Estate Owned
      As of December 31, 2005 and 2004, we had $0.8 million and $19.2 million, respectively, of real estate owned which is carried at the lower of cost or market and is included in other assets on the accompanying consolidated balance sheets. The decrease during the year ended December 31, 2005 was primarily the result of a sale of one of these properties that occurred during the first quarter 2005. In connection with this sale, we received gross proceeds of $2.0 million and a short-term note receivable of $13.5 million and recognized a pre-tax loss of $0.1 million.

Note 9.	Borrowings

Repurchase Agreements
      In August 2003, we entered into a $300.0 million master repurchase agreement with an affiliate of Credit Suisse First Boston LLC (“CSFB”) to finance healthcare mortgage loans. This repurchase agreement will allow us to sell mortgage loans that we originate to CSFB for a purchase price equal to 70% of the outstanding principal balance of those mortgage loans, and we will have the obligation to repurchase the loans no later than 18 months after the sale. Our obligation to repurchase loans may be accelerated if an event of default under one or more of our purchased mortgage loans occurs and under certain other conditions, such as a breach of our representations or warranties under the repurchase agreement. During the time a mortgage loan is owned by CSFB, we will pay CSFB an annual rate of 30-day LIBOR plus 1.25% the amount advanced to us on the mortgage loan. The repurchase agreement is scheduled to terminate on July 31, 2008, at which time we will be required to repurchase any mortgage loans not previously repurchased. In addition, at any time prior to expiration of the repurchase agreement, CSFB may give notice of its intention to terminate the repurchase agreement and require us to repurchase all outstanding mortgage loans on the date which is 364 days from such notice of termination. As of December 31, 2005, no amount was outstanding under this repurchase agreement.
      In November and December 2005, we entered into master repurchase agreements with four different financial institutions to finance purchases of mortgage-backed securities. Under each of these repurchase agreements, we are required to repurchase the financed mortgage-backed securities on specific dates, unless either of the parties to the agreements notifies the other party that it desires to terminate the financing earlier. These agreements also provide for various levels of recourse in the event of a default on our obligations under the repurchase agreement. The amount financed under these repurchase agreements will bear interest at a per annum rate that is less than, and that adjusts based upon 30-day or 90-day LIBOR. As of December 31, 2005,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the aggregate amount outstanding under these repurchase agreements was $2.2 billion, of which $311.3 million was recorded as a liability on the accompanying consolidated balance sheet. These repurchase agreements had a weighted average borrowing rate of 4.36% and a weighted average remaining maturity of 2.9 months as of December 31, 2005. Mortgage-backed securities with a fair value of $2.3 billion, including accrued interest, and cash of $1.8 million collateralize these repurchase agreements as of December 31, 2005. See further discussion of the accounting treatment for these repurchase agreements and collateralized mortgage-backed securities as of December 31, 2005 in Note 2, Summary of Significant Accounting Policies.
      Financing assets through repurchase agreements exposes us to the risk that margin calls will be made in the event interest rates change or the value of the assets decline and that we will not be able to meet those margin calls. To meet margin calls, we may be required to sell our mortgage-backed securities which could result in losses.

Credit Facilities
      As of December 31, 2005, we had eight secured credit facilities with nine financial institutions which we use to fund our loans on a daily basis. During the year ended December 31, 2005, we increased our committed credit facility capacity to $4.1 billion. As of December 31, 2005, $2.57 billion of our committed facility capacity has scheduled maturity dates of between three months and five years, of which $2.3 billion is subject to annual renewal.
      Total availability under our credit facility with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) was $1.6 billion as of December 31, 2005. Funding under this facility is obtained through a wholly owned single-purpose, bankruptcy-remote subsidiary, CS Funding II Depositor LLC. The credit facility permits us to obtain financing of up to a 90% of the outstanding principal balance of commercial loans we originate and transfer to this facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. The facility is scheduled to mature on October 6, 2008, subject to annual renewal by the lender on each anniversary date. After March 31, 2006, the maximum facility amount will decrease to $600.0 million. As such, we must repay any amounts in excess of $600.0 million (approximately $900.0 million as of March 3, 2006) on May 1, 2006. We expect to be able to do so with the proceeds of our next planned term debt securitization, which is scheduled to be completed by April 15, 2006. In the event that we do not complete a term securitization, we believe we could utilize unused capacity under our committed credit facilities to repay the principal outstanding at that date. As of December 31, 2005, loans with principal balances outstanding of $1.6 billion were pledged as collateral for the credit facility. During the time a commercial loan is subject to the credit facility, we will pay Citigroup a percentage equal to 30-day LIBOR plus 0.50% applied to the amount advanced to us on the commercial loan, which was 4.79% at December 31, 2005. As of December 31, 2005, the outstanding balance under this credit facility was $1.5 billion.
      Total availability under our multi-bank credit facility led by Harris Nesbitt Corp., as the administrative agent, was $1.0 billion as of December 31, 2005. Funding under this facility is obtained through a wholly owned single-purpose, bankruptcy-remote subsidiary, CapitalSource Funding LLC. Availability under the credit facility depends on our borrowing base, which is calculated based on the outstanding principal amount of eligible loans in the credit facility combined with specified portfolio concentration criteria. The maximum advance rate under the facility is 80% and it is scheduled to mature on May 24, 2007, subject to annual renewal by the lender on each anniversary date. As of December 31, 2005, loans with principal balances outstanding of $242.2 million were pledged as collateral for the credit facility. Interest on borrowings under the credit facility accrues at the commercial paper rate plus 0.70% for the Class A note, which was 5.07% as of December 31, 2005, and at the commercial paper rate plus 1.75% for the Class B note, which was 6.12% as of December 31, 2005. As of December 31, 2005, the outstanding balance under this credit facility was $134.2 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total availability under a credit facility with Wachovia Capital Markets LLC (“Wachovia”) was $470.0 million as of December 31, 2005. Funding under this credit facility is obtained through a single-purpose, bankruptcy-remote subsidiary, CSE QRS Funding I LLC. This credit facility permits us to obtain financing of up to 85% of the outstanding principal balance of commercial loans we originate and transfer to this credit facility, depending upon the type of loan, their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. The facility is scheduled to mature on March 31, 2006. We are currently in the process of renewing this facility and expect to have this renewal completed prior to its maturity. Should we be unable to renew this facility, the facility would be repaid with the scheduled payment proceeds under the loans collateralizing this facility. Through various amendments entered into in January 2006, we amended our $470.0 million credit facility with Wachovia to increase the maximum amount of the facility to $1.0 billion, change the lenders participating in the facility and increase our borrowings under this facility to $945.0 million as of March 3, 2006. In addition, on February 28, 2006, we further amended this facility to extend the maturity date to March 31, 2006 from February 28, 2006. As of December 31, 2005, loans with principal balances outstanding of $603.8 million were financed by this credit facility. Interest on borrowings under the credit facility is charged at the applicable commercial paper rate plus 0.75%, which was 5.07% as of December 31, 2005. As of December 31, 2005, the outstanding balance under the facility was $470.0 million.
      Total availability under a credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) was $390.0 million as of December 31, 2005. Funding under this credit facility is obtained through a single-purpose, bankruptcy-remote company, CS Advisors CLO I Ltd. This credit facility permits us to obtain financing for certain loans that we may purchase from time to time. The facility is scheduled to mature on October 31, 2006, which may be extended to January 1, 2007. As of December 31, 2005, loans with principal balances outstanding of $42.0 million were financed by this credit facility. Interest on borrowings under the credit facility is charged at 30-day LIBOR plus 0.50%, which was 4.89% as of December 31, 2005. As of December 31, 2005, the outstanding balance under the facility was $42.2 million.
      Total availability under another credit facility with JPMorgan was $300.0 million as of December 31, 2005. Funding under this credit facility is obtained through a wholly owned single-purpose, bankruptcy-remote subsidiary, CS Funding V Depositor LLC. The credit facility permits us to obtain financing of up to 85% of the outstanding principal balance of commercial loans we originate and transfer to this credit facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. The facility is scheduled to mature on June 30, 2008, not subject to annual renewal. As of December 31, 2005, loans with principal balances outstanding of $89.2 million were financed by this credit facility. Interest on borrowings under the credit facility is charged either at the Federal Funds Rate, as defined, plus 1.25% for Federal Funds Borrowings, as defined, or at the Adjusted LIBOR rate, as defined, plus 0.75% for Eurocurrency Borrowings, as defined, which was 5.24% as of December 31, 2005. As of December 31, 2005, the outstanding balance under the facility was $87.0 million.
      Total availability under another credit facility with Wachovia was $280.0 million as of December 31, 2005. Funding under this facility is obtained through a wholly owned single-purpose, bankruptcy-remote subsidiary, CapitalSource Funding III LLC. The facility is scheduled to mature on April 10, 2008, subject to annual renewal by the lender on each anniversary date. The credit facility permits us to obtain financing of up to 85% of the outstanding principal balance of commercial loans we originate and transfer to this credit facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. As of December 31, 2005, loans with principal balances outstanding of $81.0 million and Series 2002-2 Class D and E notes (see Term Debt below) totaling $24.4 million and $32.5 million, respectively, and Series 2003-1 Class D and E notes totaling $33.8 million and $45.0 million, respectively, were pledged as collateral for the credit facility. Interest on borrowings under the credit facility is charged at the commercial paper rate, plus 0.75%, which was 5.07% as of December 31, 2005. As of December 31, 2005, the outstanding balance under the facility was $134.3 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total availability under our credit facility with Citigroup Global Markets Realty Corp was $90.2 million as of December 31, 2005. Funding under this credit facility is obtained through a wholly owned single-purpose, bankruptcy-remote subsidiary, CS Funding Depositor VI LLC. This facility is secured by a pledge of the Class E and Class F notes retained by CapitalSource Finance in some of our term debt transactions. The facility is scheduled to mature on March 23, 2006, which may be extended by a period of up to one year. As of December 31, 2005, notes with principal balances outstanding of $237.6 million were pledged as collateral for the credit facility. Interest on borrowings under the credit facility is charged at 30-day LIBOR plus 3.50%, which was 7.79% as of December 31, 2005. As of December 31, 2005, the outstanding balance under the facility was $90.0 million.
      Total availability under our revolving loan agreement with Harris Nesbitt Financing Inc. was $50.0 million as of December 31, 2005. This facility is collateralized by accounts receivable and other assets of one of our borrowers, and is scheduled to mature on May 10, 2006, subject to annual renewal by the lender on each anniversary date. Interest on borrowings under the credit facility is charged at 30-day LIBOR plus 1.40%, which was 5.79% as of December 31, 2005. As of December 31, 2005, there was no amount outstanding under the facility.

Term Debt
      Through December 31, 2005, we had completed seven term debt transactions. In conjunction with each transaction, we established separate single purpose trusts (collectively referred to as the “Trusts”), and contributed $4.8 billion in loans, or portions thereof, to the Trusts. Subject to the satisfaction of certain conditions, we remain servicer of the loans. Simultaneously with the initial contributions, the Trusts issued $4.2 billion of notes to institutional investors. We retained $577.0 million in junior notes and 100% of the Trusts’ trust certificates. The notes are collateralized by all or portions of specific commercial loans, totaling $2.1 billion as of December 31, 2005. We have treated the contribution of the loans to the Trusts and the related sale of notes by the Trusts as a financing arrangement under SFAS No. 140. As required by the terms of the Trusts, we have entered into interest rate swaps and/or interest rate caps to mitigate certain interest rate risks (see Note 17).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our seven term debt transactions in the form of asset securitizations completed through December 31, 2005 were as follows:

		Outstanding Balance as of
	Notes	December 31,		Spread Over
	Originally			30-day	Original Expected
	Issued	2005	2004	LIBOR(1)	Maturity Date

	($ in thousands)
2002-1
Class A	$172,050	$—	$—	0.50%	N/A
Class B	55,056	—	7,274	1.50%	N/A
Class C	20,646	—	—	N/A	N/A(2)
Class D	27,528	—	—	N/A	N/A(2)

	275,280	—	7,274
2002-2
Class A	187,156	—	—	0.55%	N/A
Class B	48,823	—	9,311	1.25%	N/A
Class C	32,549	5,549	32,549	2.10%	January 20, 2006
Class D	24,412	—	—	N/A	N/A(2)
Class E	32,549	—	—	N/A	N/A(2)

	325,489	5,549	41,860
2003-1
Class A	258,791	—	24,360	0.48%	N/A
Class B	67,511	—	67,511	1.15%	N/A
Class C	45,007	6,907	45,007	2.20%	March 20, 2007(3)
Class D	33,755	—	—	N/A	N/A(2)
Class E	45,007	—	—	N/A	N/A(2)

	450,071	6,907	136,878
2003-2
Class A	290,005	95,493	192,302	0.40%	July 20, 2008
Class B	75,001	24,696	49,733	0.95%	July 20, 2008
Class C	45,001	14,818	29,840	1.60%	July 20, 2008
Class D	22,500	7,409	14,919	2.50%	July 20, 2008
Class E	67,502	—	—	N/A	N/A(2)

	500,009	142,416	286,794
2004-1
Class A-1	218,000	—	64,941	0.13%	March 20, 2006
Class A-2	370,437	176,615	370,437	0.33%	September 22, 2008
Class B	67,813	20,354	50,174	0.65%	September 22, 2008
Class C	70,000	21,010	51,792	1.00%	September 22, 2008
Class D	39,375	11,818	29,133	1.75%	September 22, 2008
Class E	109,375	—	—	N/A	N/A(2)

	875,000	229,797	566,477
2004-2
Class A-1	453,000	90,866	401,701	0.13%	June 20, 2007
Class A-2	232,000	232,000	232,000	0.25%	July 20, 2008
Class A-3	113,105	113,105	113,105	0.31%	April 20, 2009
Class B	55,424	30,276	51,861	0.43%	June 20, 2009
Class C	94,221	51,469	88,165	0.85%	August 20, 2009
Class D	52,653	28,762	49,269	1.55%	August 20, 2009
Class E	108,077	—	—	N/A	N/A(2)

	1,108,480	546,478	936,101
2005-1
Class A-1	425,000	191,325	—	0.09%	March 20, 2007
Class A-2	468,750	468,750	—	0.19%	August 20, 2009
Class B	62,500	46,159	—	0.28%	October 20, 2009
Class C	103,125	76,163	—	0.70%	November 20, 2009
Class D	62,500	46,159	—	1.25%	January 20, 2010
Class E(4)	71,875	14,771	—	3.15%	February 22, 2010
Class F	56,250	—	—	N/A	N/A(2)

	1,250,000	843,327	—

Total	$4,784,329	$1,774,474	$1,975,384

(1)	As of December 31, 2005 and 2004, the 30-day LIBOR rate was 4.39% and 2.40%, respectively.

(2)	Securities retained by CapitalSource.

(3)	The Class C Note was repaid in January 2006.

(4)	Only $20.0 million of these securities were offered for sale. The remaining $51.9 million of the securities are retained by CapitalSource.

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
      In December 2004, we entered into a $100.0 million pledge agreement with Wachovia. In October 2005, we repaid the remaining outstanding balance under this agreement. Prior to October 2005, funding under this agreement was obtained through a single-purpose, bankruptcy-remote subsidiary, CapitalSource Funding IV LLC. The term debt was collateralized by a pledge of cash of one of our borrowers. Interest on the term debt accrued at 30-day LIBOR plus 0.20%.

Convertible Debt
      In March 2004, we completed an offering of $225.0 million in aggregate principal amount of senior convertible debentures due 2034 (the “March Debentures”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. Until March 2009, the March Debentures will bear interest at a rate of 1.25%, after which time the debentures will not bear interest. Effective March 1, 2006, the March Debentures are convertible, subject to certain conditions, into 8.4 million shares of our common stock at a conversion rate of 37.3031 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $26.81 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The March Debentures will be redeemable for cash at our option at any time on or after March 15, 2009 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the March Debentures will have the right to require us to repurchase some or all of their debentures for cash on March 15, 2009, March 15, 2014, March 15, 2019, March 15, 2024 and March 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the March Debentures will also have the right to require us to repurchase some or all of their March Debentures upon certain events constituting a fundamental change. The March Debentures are unsecured and unsubordinated obligations, and are guaranteed by one of our wholly owned subsidiaries (see Note 6).
      Concurrently with our sale of the March Debentures, we entered into two separate call option transactions with an affiliate of one of the initial purchasers, in each case covering the same number of shares as into which the March Debentures are convertible. In one transaction, we purchased a call option at a strike price equal to the conversion price of the March Debentures, adjusted for the effect of dividends paid on our common stock. This option expires on March 15, 2009 and requires physical settlement. We intend to exercise this call option from time to time as necessary to acquire shares that we may be required to deliver upon receipt of a notice of conversion of the March Debentures. In the second transaction, we sold a call option to one of the initial purchasers for the purchase of up to 7.4 million of our common shares at a strike price of approximately $35.10 per share, adjusted for the effect of dividends paid on our common stock in January 2006. This call option expires at various dates from March 2009 through June 2009 and must be settled in net shares. The net effect of entering into these call option transactions was to minimize potential dilution as a result of the conversion of the March Debentures by increasing the effective conversion price of the March Debentures to a 75% premium over the March 15, 2004 closing price of our common stock. The call option transactions were settled at a net cost to us of approximately $25.6 million, which we paid from the proceeds of our sale of the March Debentures and is included as a net reduction in shareholders’ equity in the accompanying consolidated balance sheets as of December 31, 2005 and 2004 in accordance with the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Subsequent changes in the fair value of the convertible notes

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
call option transactions will not be recognized as long as the instruments remain classified in equity. In addition, the call option sold will be included in diluted earnings per share using the treasury stock method.
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
      In July 2004, we completed an offering of $330.0 million principal amount of 3.5% senior convertible debentures due 2034 (the “July Debentures”, together with the March Debentures, the “Debentures” or “Contingent Convertibles”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. Effective March 1, 2006, the July Debentures are convertible, subject to certain conditions, into shares of our common stock at a conversion rate of 35.6772 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $28.03 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The July Debentures will be redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the July Debentures will have the right to require us to repurchase some or all of their July Debentures for cash on July 15, 2011, July 15, 2014, July 15, 2019, July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the July Debentures will also have the right to require us to repurchase some or all of their July Debentures upon certain events constituting a fundamental change. The July Debentures are unsecured and unsubordinated obligations, and are guaranteed by one of our wholly owned subsidiaries (see Note 6).
      The July Debentures will pay contingent interest, subject to certain limitations as described in the offering memorandum, beginning on July 15, 2011. This contingent interest feature is indexed to the value of our common stock, which is not clearly and closely related to the economic characteristics and risks of the July Debentures. In accordance with SFAS No. 133, the contingent interest feature represents an embedded derivative that must be bifurcated from its host instrument and accounted for separately as a derivative instrument. However, we determined that the fair value of the contingent interest feature at inception was zero based on our option to redeem the July Debentures prior to incurring any contingent interest payments. If we were to exercise this redemption option, we would not be required to make any contingent interest payments and, therefore, the holders of the July Debentures cannot assume they will receive those payments. We continue to conclude that the fair value of the contingent interest feature is zero.
      We received net proceeds from the offering of approximately $321.4 million, after deducting the initial purchasers’ discounts and commissions and estimated expenses in the aggregate of approximately $8.6 million. We used the net proceeds from this offering to repay outstanding indebtedness under our credit facilities and for other general corporate purposes.
      Holders of the Debentures may convert their debentures prior to maturity only if the following conditions occur:

1)	The sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price per share of our common stock on such last trading day;

2)	During the five consecutive business day period after any five consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock for each day during such period (the “98% Trading Exception”); provided, however, that if, on the date of any conversion pursuant to the 98% Trading Exception that is on or after March 15, 2029 for the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March Debentures and on or after July 15, 2019 for the July Debentures, the last reported sale price of our common stock on the trading day before the conversion date is greater than 100% of the applicable conversion price, then holders surrendering debentures for conversion will receive, in lieu of shares of our common stock based on the then applicable conversion rate, shares of common stock with a value equal to the principal amount of the debentures being converted;

3)	Specified corporate transactions occur such as if we elect to distribute to all holders of our common stock rights or warrants entitling them to subscribe for or purchase, for a period expiring within 45 days after the date of the distribution, shares of our common stock at less than the last reported sale price of a share of our common stock on the trading day immediately preceding the declaration date of the distribution; or distribute to all holders of our common stock, assets, debt securities or rights to purchase our securities, which distribution has a per share value as determined by our board of directors exceeding 5% of the last reported sale price of our common stock on the trading day immediately preceding the declaration date for such distribution;

4)	We call any or all of the Debentures for redemption; or

5)	We are a party to a consolidation, merger or binding share exchange, in each case pursuant to which our common stock would be converted into cash or property other than securities.
      We are unable to assess the likelihood of meeting conditions (1) or (2) above for the Debentures as both conditions depend on future market prices for our common stock and the Debentures. We believe that the likelihood of meeting conditions (3), (4) or (5) related to the specified corporate transactions occurring for the Debentures is remote since we have no current plans to distribute rights or warrants to all holders of our common stock, call any of our Debentures for redemption or enter a consolidation, merger or binding share exchange.
      Should we be required to repurchase the Debentures at any of the redemption dates, or if the Debentures are converted, our intent is to satisfy all principal and accrued interest requirements with respect thereto in cash.
      EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) requires that the common stock underlying contingent convertible debt instruments such as our Contingent Convertibles should be included in diluted net income per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met. EITF 04-8 concluded that this new treatment should be applied retroactively, with the result that issuers of securities like our Contingent Convertibles would be required to restate previously issued diluted earnings per share.
      Under the terms of the indentures governing our Contingent Convertibles, we have the ability to make irrevocable elections to pay the principal balance of the Contingent Convertibles in cash upon any conversion prior to or at maturity. By making these elections, under current interpretations of SFAS No. 128, Earnings per Share and consistent with the provisions of EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, the common stock underlying the principal amount of the Contingent Convertibles would not be required to be included in our calculation of diluted net income per share and would have no past or future impact on our diluted net income per share. The only impact on diluted net income per share from our Contingent Convertibles would be from the application of the treasury stock method to any conversion spread on those instruments. Prior to the effective date of SFAS No. 128 (revised), Earnings per Share, an Amendment of FASB Statement No. 128, we intend to make such irrevocable elections for each series of our Contingent Convertibles.
      To the extent that the respective conversion prices are adjusted below the price of our common stock at the time the March Debentures or July Debentures were issued, we would be required to record a beneficial conversion option which would impact both our net income and net income per share. This has not occurred as of December 31, 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Debt
      In November and December 2005, we issued $232.0 million in subordinated debt to two newly formed statutory trusts, CapitalSource Trust Preferred Securities 2005-1 (“2005-1 Trust”) and CapitalSource Trust Preferred Securities 2005-2 (“2005-2 Trust,” together with the 2005-1 Trust, the “2005 Trusts”). The 2005-1 Trust was formed on November 21, 2005, with initial capitalization in common stock of $3.1 million for the exclusive purpose of issuing $100.0 million of preferred securities (the “2005-1 Securities”). The 2005-2 Trust was formed on December 14, 2005, with initial capitalization in common stock of $3.9 million for the exclusive purpose of issuing $125.0 million of preferred securities (the “2005-2 Securities,” together with the 2005-1 Securities, the “Preferred Securities”). The 2005 Trusts used the proceeds from the sale of the Preferred Securities to acquire an aggregate of $225.0 million in floating rate junior subordinated notes (“Junior Subordinated Notes”) issued by CapitalSource.
      The 2005-1 Securities bear interest at a variable rate equal to 90-day LIBOR plus 1.95%, resetting quarterly, which was 6.32% as of December 31, 2005. The 2005-1 Securities are callable in whole or in part at par at any time after December 15, 2010 and mature on December 15, 2035. The 2005-2 Securities bear interest at a fixed rate of 6.823% through the interest payment date of January 30, 2011, and thereafter at a variable rate equal to 90-day LIBOR plus 1.95%, resetting quarterly. The 2005-2 Securities are callable in whole or in part at par at any time after January 30, 2011 and mature on January 30, 2036.
      The terms of the Junior Subordinated Notes issued to the 2005 Trusts and the Preferred Securities issued by the 2005 Trusts are identical. The Junior Subordinated Notes are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of CapitalSource.
      The 2005 Trusts are wholly owned subsidiaries of CapitalSource. However, in accordance with the provisions of FASB Interpretation 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, we have not consolidated the 2005 Trusts from CapitalSource and their financial position and results of operations are not included in our consolidated financial statements. We account for our investment in the 2005 Trusts under the equity method of accounting pursuant to APB 18. The deferred financing costs associated with these issuances have been capitalized and are being amortized over the contractual life using the effective interest method.

Debt Maturities
      The on balance sheet contractual obligations under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt as of December 31, 2005 were as follows:

	Repurchase	Credit			Subordinated
	Agreements	Facilities	Term Debt	Convertible Debt	Debt	Total

	($ in thousands)
2006	$358,423	$1,494,962	$360,135	$—	$—	$2,213,520
2007	—	134,200	515,809	—	—	650,009
2008	—	821,290	881,313	—	—	1,702,603
2009	—	—	4,243	225,000	—	229,243
2010	—	—	12,975	—	—	12,975
Thereafter	—	—	5,273	330,000	231,959	567,232

Total	$358,423	$2,450,452	$1,779,748	$555,000	$231,959	$5,375,582

      The contractual obligations for credit facilities are computed based on the stated maturities of the facilities not considering optional annual renewals.
      The contractual obligations for term debt are computed based on the contractual maturities of the underlying loans pledged as collateral and assume a constant prepayment rate of 10%. The underlying loans are subject to prepayment, which would shorten the life of the term debt transactions. The underlying loans may be amended to extend their term, which will lengthen the life of the term debt transactions. At our option,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
we may substitute for prepaid loans up to specified limitations, which may also impact the life of the term debt transactions. Also, the contractual obligations for our 2004-2 term debt transaction are computed based on the initial call date.
      The contractual obligations for convertible debt are computed based on the initial put/call date. The legal maturity of the Contingent Convertibles debt is 2034.

Interest Expense
      The weighted average interest rates on all of our borrowings, including amortization of deferred finance costs, for the years ended December 31, 2005, 2004 and 2003 were 4.4%, 3.1% and 3.3%, respectively.

Covenants
      CapitalSource Finance, one of our wholly owned subsidiaries, services loans collateralizing the credit facilities and term debt and must meet various financial and non-financial covenants. The notes under the Trusts include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates. Failure to meet the covenants could result in the servicing to be transferred to a subservicer. We also have certain non-financial covenants on our other debt financings. As of December 31, 2005 and 2004, we were in compliance with all of our covenants.

Note 10.	Shareholders’ Equity

Common Stock Shares Outstanding
      Common stock share activity for the years ended December 31, 2005, 2004 and 2003 was as follows:

Outstanding as of December 31, 2002	99,289,800
Issuance of common stock	18,188,773
Exercise of options	194,950
Restricted stock and other stock grants, net	1,107,250

Outstanding as of December 31, 2003	118,780,773
Exercise of options	272,387
Issuance of shares under the Employee Stock Purchase Plan	62,589
Restricted stock and other stock grants, net	111,746
Repurchase of treasury stock	(1,300,000)

Outstanding as of December 31, 2004	117,927,495
Issuance of common stock	19,250,000
Exercise of options	358,988
Issuance of shares under the Employee Stock Purchase Plan	66,881
Restricted stock and other stock grants, net	2,802,402

Outstanding as of December 31, 2005	140,405,766

Employee Stock Purchase Plan
      Effective with our initial public offering on August 6, 2003, our Board of Directors and shareholders adopted the CapitalSource Inc. Employee Stock Purchase Plan (“ESPP”). Effective December 31, 2005, our Board of Directors chose to terminate the ESPP. Prior to its termination, the ESPP allowed eligible employees to invest between 1% and 10% of their eligible compensation to purchase our common stock through payroll deductions during established purchase periods, subject to maximum purchase limitations. The purchase price for common stock purchased under the ESPP was 85% of the lesser of the fair market

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of our common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. We issued 66,881 shares, 62,589 shares and 58,693 shares, respectively, under the ESPP during the years ended December 31, 2005, 2004 and 2003 for aggregate proceeds of $1.1 million, $1.2 million and $0.9 million, respectively. In connection with its termination, there were no longer any shares remaining available for issuance under the ESPP as of December 31, 2005.

Equity Incentive Plan
      In November 2000, we adopted the CapitalSource Holdings LLC 2000 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan was amended and restated in connection with the recapitalization on August 30, 2002. Additionally, we have an option to acquire 0.1 million shares from the Chief Executive Officer and the Chief Investment Officer if certain options are exercised by two employees. Prior to our initial public offering, options issued under the Equity Incentive Plan were generally immediately exercisable, but the exercised units are subject to forfeiture provisions over a four-year period following the grant date, and expire ten years from the grant date.
      Effective with our initial public offering on August 6, 2003, our Board of Directors and shareholders adopted the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan (successor to the Equity Incentive Plan, the “Plan”). A total of 14.0 million shares of common stock were reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) ten years after the effective date of the Plan. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. As of December 31, 2005, there were 4,475,015 shares remaining available for issuance under the Plan.
      Option activity for the years ended December 31, 2005, 2004 and 2003 was as follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of December 31, 2002	1,316,200	$4.76
Granted	1,037,600	15.18
Exercised	(194,950)	3.35
Forfeited	(84,200)	5.33

Outstanding as of December 31, 2003	2,074,650	10.06
Granted	507,502	21.94
Exercised	(272,387)	5.02
Forfeited	(134,800)	16.83

Outstanding as of December 31, 2004	2,174,965	13.05
Granted	773,010	22.36
Exercised	(358,988)	6.98
Forfeited	(207,387)	17.62

Outstanding as of December 31, 2005	2,381,600	$16.65

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding

		Weighted		Options Exercisable
		Average
	Number	Remaining	Weighted	Number	Weighted
	Outstanding as	Contractual	Average	Exercisable as	Average
	of December 31,	Life	Exercise	of December 31,	Exercise
Range of Exercise Price	2005	(in years)	Price	2005	Price

$0.01	5,000	4.50	$0.01	5,000	$0.01
$0.24 - $0.34	30,500	5.68	0.34	30,500	0.34
$1.50 - $3.56	177,450	6.16	2.25	177,450	2.25
$8.52 - $21.04	1,058,269	7.75	13.39	516,319	11.61
$21.05 - $22.79	574,286	8.47	21.72	173,920	21.67
$22.80 - $25.72	536,095	9.19	23.51	27,670	23.52

$0.01 - $25.72	2,381,600	8.09	$16.65	930,859	$11.62

      For the years ended December 31, 2005, 2004 and 2003, the weighted average estimated fair value at the date of grant for options granted was $6.37, $11.54 and $5.85, respectively.

Restricted Stock
      Pursuant to the Plan, we have granted shares of restricted common stock to certain employees and non-employee directors of the Board of Directors, which vest over time, generally between one and five years. Of the 14.0 million shares initially authorized for awards under the Plan, up to 5.0 million shares were initially authorized to be granted in the form of restricted stock. For the years ended December 31, 2005, 2004 and 2003, we issued 2,968,893, 223,255 and 1,107,250 shares of restricted stock, respectively, at a weighted-average fair value of $22.79, $20.93 and $19.70, respectively. For the years ended December 31, 2005 and 2004, 114,750 shares and 100,459 shares, respectively, of restricted stock were forfeited and 51,741 shares and 9,470 shares of restricted stock, respectively, were surrendered as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Plan. No restricted stock was forfeited during the year ended December 31, 2003. As of December 31, 2005, there were 977,022 shares of the initially authorized 5.0 million shares available for issuance as restricted stock under the Plan.

Treasury Stock
      In connection with the issuance of convertible debt as discussed in Note 9, Borrowings, we purchased 1,300,000 shares of our common stock in 2004 for an aggregate purchase price of approximately $29.9 million.

Equity Offering
      In October 2005, we sold 19.25 million shares of our common stock in a public offering at a price of $22.30 per share. In connection with this offering, we received net proceeds of $414.3 million, which were used to repay borrowings under our credit facilities. Affiliated purchasers, including John K. Delaney, CapitalSource Chairman and Chief Executive Officer, Jason M. Fish, CapitalSource Vice Chairman and Chief Investment Officer, other members of CapitalSource’s Board of Directors and their affiliates, including Farallon Capital Management, L.L.C. and Madison Dearborn Partners, LLC, purchased an aggregate of 4.3 million of the offered shares.

Note 11.	Employee Benefit Plan
      Our employees participate in the CapitalSource Finance LLC 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. For the years ended December 31, 2005 and 2004, we contributed $1.3 million and $0.9 million, respectively, in matching contributions to the 401(k) Plan. For the year ended December 31, 2003, we made no matching contributions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Income Taxes
      The components of income tax expense for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,

	2005	2004	2003

	($ in thousands)
Current:
Federal	$95,254	$75,526	$25,073
State	16,360	14,740	3,256

Total current	111,614	90,266	28,329
Deferred:
Federal	(6,461)	(8,008)	(3,197)
State	(753)	(1,688)	(420)

Total deferred	(7,214)	(9,696)	(3,617)

Income tax expense	$104,400	$80,570	$24,712

      Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. Net deferred tax assets are included in other assets in the accompanying consolidated balance sheets. The components of deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	December 31,

	2005	2004

	($ in thousands)
Deferred tax assets:
Allowance for loan losses	$21,165	$11,746
Stock based compensation awards	7,351	1,888
Other	5,683	2,893

Total deferred tax assets	34,199	16,527
Valuation allowance	(858)	—

Total deferred tax assets, net of valuation allowance	33,341	16,527
Deferred tax liabilities:
Net unrealized gain on investments	707	908
Property and equipment	299	1,089
Contingent interest on July Debentures	9,222	—
Other, net	1,717	349

Total deferred tax liabilities	11,945	2,346

Net deferred tax assets	$21,396	$14,181

      During the year ended December 31, 2005, we recorded a full valuation allowance of $0.9 million against our deferred tax asset related to a state net operating loss carryforward, most of which expires beginning in 2024, as we determined that it was more likely than not that this deferred tax asset would not be realized.
      In connection with our decision to elect to be taxed as a REIT for the year commencing January 1, 2006, we anticipate that net deferred tax liabilities of approximately $4.7 million, relating to REIT qualifying activities, will no longer be required and will be reversed into income during the first quarter of 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reconciliations of the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended
	December 31,

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.5	4.0	1.6
Benefit from deferred taxes(1)	—	—	(3.0)
Other(2)	0.3	0.2	(14.9)

Effective income tax rate	38.8%	39.2%	18.7%

(1)	Immediately after reorganizing as a “C” corporation on August 6, 2003, we recorded a $4.0 million net deferred tax asset and corresponding deferred tax benefit which lowered the effective tax rate.

(2)	We provided for income taxes on the income earned from August 7, 2003 through December 31, 2003 based on a 38% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and all income taxes were paid by the members.

Note 13.	Comprehensive Income
      Comprehensive income for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Year Ended December 31,

	2005	2004	2003

	($ in thousands)
Net income	$164,672	$124,851	$107,768
Unrealized (loss) gain on available-for-sale securities, net of tax	(807)	(1,062)	1,134
Unrealized (loss) gain on cash flow hedges, net of tax	(220)	(311)	10

Comprehensive income	$163,645	$123,478	$108,912

      Accumulated other comprehensive loss as of December 31, 2005 and 2004 was as follows:

	December 31,

	2005	2004

	($ in thousands)
Unrealized loss on available-for-sale securities, net of tax	$(818)	$(11)
Unrealized loss on cash flow hedges, net of tax	(521)	(301)

Accumulated other comprehensive loss	$(1,339)	$(312)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net Income per Share
      The computations of basic and diluted net income per share for years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,

	2005	2004	2003

	($ in thousands, except per share data)
Basic net income per share:
Net income	$164,672	$124,851	$107,768
Average shares — basic	120,976,558	116,217,650	105,281,806
Basic net income per share	$1.36	$1.07	$1.02

Diluted net income per share:
Net income	$164,672	$124,851	$107,768
Average shares — basic	120,976,558	116,217,650	105,281,806
Effect of dilutive securities:
Stock dividend declared(1)	1,312,683	—	—
Option shares	699,804	1,249,291	1,861,270
Unvested restricted stock	439,448	133,735	27,509
Stock units	5,152	—	—
Convertible debt	—	—	—
Written call option (see Note 9)	—	—	—

Average shares — diluted	123,433,645	117,600,676	107,170,585

Diluted net income per share	$1.33	$1.06	$1.01

(1)	All conditions have not been met for inclusion in the basic net income per share calculation.

Note 15.	Commitments and Contingencies
      We have non-cancelable operating leases for office space and office equipment. The leases expire over the next ten years and contain provisions for certain annual rental escalations.
      Future minimum lease payments under non-cancelable operating leases as of December 31, 2005 were as follows ($ in thousands):

2006	$5,833
2007	5,043
2008	4,603
2009	4,453
2010	4,276
Thereafter	10,614

$34,822

      Rent expense was $6.8 million, $4.8 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      As of December 31, 2005, we had issued $166.8 million in letters of credit which expire at various dates over the next eight years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $4.4 million, in other assets in the accompanying consolidated balance sheet as of December 31, 2005.
      On December 28, 2005, we entered into a commitment to purchase 37 skilled nursing facilities and one assisted living facility for $211.0 million and completed the purchase in January 2006 as described in Note 21, Subsequent Events. This transaction was structured in a “down-REIT” in which a significant portion of the purchase price was paid in the form of interests in a newly formed wholly owned subsidiary of CapitalSource that could then be exchanged for shares of our common stock. The properties are managed by Senior Health Management LLC, and all of these facilities are subject to long term, triple-net leases. In connection with this transaction, we expect to receive a prepayment penalty related to loans made on the properties upon extinguishment of the related debt later in 2006.
      From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 16.	Related Party Transactions
      We have from time to time in the past, and expect that we may from time to time in the future, make loans or invest in the equity securities of companies in which affiliates of our directors have interests. Under our Principles of Corporate Governance, our Board of Directors, or a committee thereof, is charged with considering these types of transactions, and none are approved without the prior consent of all disinterested directors. Management believes that each of our related party loans has been, and will continue to be, subject to the same due diligence, underwriting and rating standards as the loans that we make to unrelated third parties.
      We sold a loan participation totaling $9.8 million to an affiliate of a 10% or more shareholder. As of December 31, 2005 and 2004, the loan participation totaled $6.6 million and $6.5 million, respectively. The loan participation was sold at par, therefore, no gain or loss was recorded as a result of the sale.
      From time to time, we have entered into transactions to lend, commit to lend, or participate in loans to affiliates of our 10% or more shareholders. Management believes that these transactions, which were made with the consent of the disinterested members of our Board of Directors, or a committee thereof, were made on terms comparable to other non-affiliated clients. As of December 31, 2005 and 2004, CapitalSource had committed to lend $211.1 and $230.5 million, respectively, to these affiliates of which $151.3 million and $162.4 million, respectively, was outstanding. These loans bear interest ranging from 7.78% to 13.00% as of December 31, 2005, and 5.00% to 12.50% as of December 31, 2004. For the years ended December 31, 2005, 2004 and 2003, we recognized $19.7 million, $12.0 million and $9.2 million, respectively, in interest and fees from the loans to these affiliates.
      We purchased a $14.0 million participation interest in a loan to a company in which an affiliate of a shareholder holds a significant equity position.
      Wachovia Capital Markets, LLC has served as an initial purchaser on our term debt transactions and our offerings of convertible debentures and as deal agent on two of our existing credit facilities, each as described in Note 9, Borrowings. An affiliate of Wachovia Capital Partners, LLC is the counterparty on our hedging transactions required under our credit facilities and term debt. Wachovia Bank, N.A. serves as transfer agent for shares of our common stock. All entities may be deemed to be an affiliate of one of our directors.
      We subleased office space from a shareholder under an operating lease. For the years ended December 31, 2005, 2004 and 2003, we paid rent to the shareholder of $0.3 million, $0.3 million and $0.2 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Derivatives and Off-Balance Sheet Financial Instruments
      We enter into various derivative contracts to manage interest rate risk. The objective is to manage interest rate sensitivity by modifying the characteristics of certain assets and liabilities to reduce the adverse effect of changes in interest rates.
      Interest rate swaps are contracts in which a series of interest rate cash flows, based on a specific notional amount and a fixed and variable interest rate, are exchanged over a prescribed period. Options are contracts that provide the right, but not the obligation, to buy (call) or sell (put) a security at an agreed-upon price during a certain period of time or on a specific date in exchange for the payment of a premium when the contract is issued. Swaptions are contracts that provide the right, but not the obligation, to enter into an interest rate swap agreement on a specified future date in exchange for the payment of a premium when the contract is issued. Caps and floors are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is issued.

Derivatives Designated as Hedging Instruments

Fair Value Hedges
      We enter into interest rate swap agreements to hedge the risk of changes in fair value of certain of our fixed rate loans and investments from changes in 30-day LIBOR. These interest rate swap agreements modify our exposure to interest rate risk by converting these fixed rate loans and investments to a variable rate. The objective of these interest rate swaps is to protect these loans and investments against changes in fair value due to changes in 30-day LIBOR. These interest rate swaps are designated as fair value hedges for accounting purposes. As of December 31, 2005 and 2004, the fair value of the interest rate swaps was $1.7 million and $0.1 million, respectively. Ineffectiveness was not significant for the years ended December 31, 2005, 2004 and 2003.

Cash Flow Hedges
      We enter into basis swap agreements to eliminate basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest risk typically by converting our prime rate loans to a 30-day LIBOR rate. The objective of these interest rate hedging activities is to protect us from risk that interest collected under the prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt. These basis swaps are designated as cash flow hedges for accounting purposes. The fair value of these basis swaps was $(0.9) million and $(0.5) million as of December 31, 2005 and 2004, respectively. Ineffectiveness was not significant for the years ended December 31, 2005, 2004 and 2003.

Derivatives Not Designated as Hedging Instruments

Basis Swaps
      We enter into additional basis swap agreements to offset the basis swaps described above that are required by our term debt. These basis swaps are not designated as hedges for accounting purposes. During the years ended December 31, 2005, 2004 and 2003, we recognized a net (loss) gain of $(0.5) million, $0.1 million and $(0.8) million, respectively, related to the fair value of these basis swaps and cash payments made or received which was recorded in loss on derivatives in the accompanying consolidated statements of income. As of December 31, 2005 and 2004, the fair value of the basis swaps was $(0.2) million.

Interest Rate Caps
      The Trusts entered into interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Simultaneously, we entered into offsetting interest rate cap agreements with Wachovia. The interest rate caps are not designated as hedges for accounting purposes;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
therefore, any related gains or losses are recognized in current period earnings. Since the interest rate cap agreements are offsetting, changes in the fair value of the interest rate cap agreements have no impact on current period earnings. The fair value of the interest rate cap agreements was $0.1 million as of December 31, 2005 and 2004.

Call Options
      Concurrently with our sale of the March Debentures we entered into two separate call option transactions. The objective of these transactions is to minimize potential dilution as a result of the conversion of the March Debentures. These call options are not designated as hedges for accounting purposes and were initially recorded in shareholders’ equity in accordance with EITF 00-19. Subsequent changes in the fair value of these transactions will not be recognized as long as the instruments remain classified in shareholders’ equity. We reassess this classification on a quarterly basis to determine whether the call option transactions should be reclassified. We continue to believe that equity classification for these transactions is appropriate as of December 31, 2005. For further discussion of the terms of these transactions, see Note 9, Borrowings.

Forward Commitments to Purchase Mortgage-Backed Securities
      In connection with our portfolio of MBS discussed in Note 4, Mortgage-Backed Securities, we have derivatives that are considered forward commitments to purchase MBS, in the amount of $2.0 billion, which are recorded at their estimated fair value on the consolidated balance sheet with changes in fair value included in other income. During the year ended December 31, 2005, we recognized a net gain of $0.9 million related to the fair value of these derivatives which was recorded in loss on derivatives in the accompanying consolidated statements of income. As of December 31, 2005, the fair value of these forward commitments to purchase MBS, including accrued interest, was $11.8 million.

Interest Rate Swaps, Swaptions and Caps Related to Residential Mortgage Investments
      In connection with our MBS transactions discussed in Note 4, Mortgage-Backed Securities, we entered into interest rate swaps, interest rate swaptions and interest rate caps as part of our interest rate risk management program related to these investments. The objective of these instruments is to offset the changes in fair value of our residential mortgage investments. These interest rate swaps, swaptions and caps are not designated as hedges for accounting purposes. During the year ended December 31, 2005, we recognized a net loss of $3.0 million related to the fair value of these derivatives and related cash payments which was recorded in loss on derivatives in the accompanying consolidated statements of income. As of December 31, 2005, the fair value of these derivatives was $2.3 million.

Note 18.	Credit Risk
      In the normal course of business, we utilize various financial instruments to manage our exposure to interest rate and other market risks. These financial instruments, which consist of derivatives and credit-related arrangements, involve, to varying degrees, elements of credit and market risk in excess of the amounts recorded on the consolidated balance sheet in accordance with generally accepted accounting principles.
      Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. Market risk is the possibility that a change in market prices may cause the value of a financial instrument to decrease or become more costly to settle. The contract or notional amounts of financial instruments, which are not included in the consolidated balance sheet, do not necessarily represent credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments.
      We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding by an individual counterparty, by obtaining collateral based on management’s assessment of the client and by applying uniform credit standards maintained for all activities with credit risk.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Contract or notional amounts and the credit risk amounts for derivatives and credit-related arrangements as of December 31, 2005 and 2004 were as follows:

	December 31,

	2005		2004

	Contract or		Contract or
	Notional	Credit Risk	Notional	Credit Risk
	Amount	Amount	Amount	Amount

	($ in thousands)
Derivatives:
Interest rate swaps	$5,038,802	$4,082	$3,411,288	$2,727
Interest rate caps	893,876	3,536	340,623	1,372
Interest rate swaptions	460,000	1,374	—	—
Call options	523,280	22,494	523,280	24,553
Forward commitments to purchase MBS	1,967,307	11,810	—	—

Total derivatives	$8,883,265	$43,296	$4,275,191	$28,652

Credit-related arrangements:
Commitments to extend credit	$3,186,824	$40,012	$2,104,487	$23,237
Commitments to extend letters of credit	172,990	5,203	116,511	7,725
Interest-only loans	5,265,666	5,265,666	3,472,003	3,472,003
Interest on paid-in-kind loans	27,235	27,235	19,304	19,304

Total credit-related arrangements	$8,652,715	$5,338,116	$5,712,305	$3,522,269

Derivatives
      Derivatives expose us to credit and market risk. If the counterparty fails to perform, the credit risk is equal to the fair market value gain of the derivative. When the fair market value of a derivative contract is positive, this indicates the counterparty owes us, and therefore, creates a repayment risk for us. When the fair market value of a derivative contract is negative, we owe the counterparty and have no repayment risk. Market risk is the adverse effect that a change in interest rates has on the value of a financial instrument. We manage market risk by only using derivatives for hedging purposes against existing assets and liabilities. For further discussion regarding our derivative activities, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments.

Credit-Related Arrangements
      As of December 31, 2005 and 2004, we had committed credit facilities to our borrowers of approximately $9.2 billion and $6.4 billion, respectively, of which approximately $3.2 billion and $2.1 billion, respectively, was unfunded. Our obligation to fund unfunded commitments generally is based on our client’s ability to provide the required collateral and to meet certain other preconditions to borrowing. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business. We currently believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments.
      We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements not to exceed $329.4 million at any time during the term of the arrangement, with $166.8 million and $112.8 million of letters of credit issued as of December 31, 2005 and 2004, respectively. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. We currently do not anticipate that we will be required to fund commitments subject to any outstanding standby letters of credit.
      Our interest-only loans consist of balloon and bullet loans, which represent approximately 88% of our loan portfolio as of December 31, 2005. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that upon maturity of the loan more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan. On the maturity date, the entire unpaid balance of the loan is due. Balloon loans and bullet loans involve a greater degree of credit risk than other types of loans because they require the borrower to make a large final payment upon the maturity of the loan.
      Our PIK interest rate loans represent the deferral of either a portion or all of the contractual interest payments on the loan. At each payment date, any accrued and unpaid interest is capitalized and included in the loan’s principal balance. As of December 31, 2005 and 2004, the outstanding balance of our PIK loans was $576.0 million and $589.0 million, respectively. On the maturity date, the principal balance and the capitalized PIK interest are due. Loans with PIK interest have a greater degree of credit risk than other types of loans because they require the borrower to make a large final payment upon the maturity of the loan.

Concentrations of Credit Risk
      In our normal course of business, we engage in commercial lending activities with borrowers throughout the United States. As of December 31, 2005 and 2004, the entire loan portfolio was diversified such that no single borrower was greater than 10% of the portfolio. As of December 31, 2005, the single largest industry concentration is skilled nursing, which makes up approximately 18% of the portfolio. As of December 31, 2005, the largest geographical concentration is Florida, which makes up approximately 11% of the portfolio.

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
      Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. SFAS No. 107 specifies that fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. Fair value estimates are based on judgments regarding current economic conditions, interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the estimated fair value may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the estimates. Fair value estimates, methods and assumptions are set forth below for our financial instruments:

•	Cash and cash equivalents — The carrying amount is a reasonable estimate of fair value due to the short maturity of these instruments.

•	Restricted cash — The carrying amount is a reasonable estimate of fair value due to the nature of this instrument.

•	Mortgage-related receivable — The carrying amount approximates fair value due to the nature of this instrument.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Mortgage-backed securities — The fair value, which represents the carrying value, is determined from quoted market prices.

•	Loans — The fair value of loans is estimated using a combination of methods, including discounting estimated future cash flows, using quoted market prices for similar instruments or using quoted market prices for securities backed by similar loans.

•	Investments — For those investments carried at fair value, we determined the fair value based on quoted market prices, when available (see Note 7). For investments when no market information is available, we estimate fair value using various valuation tools including financial statements, budgets, and business plans as well as qualitative factors.

•	Credit facilities and term debt — Due to the adjustable rate nature of the borrowings, fair value is estimated to be the carrying value.

•	Convertible debt — The fair value is determined from quoted market prices.

•	Subordinated debt — The fair value is determined based on estimated market conditions.

•	Loan commitments and letters of credit — The fair value is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

•	Derivatives — The fair value of the interest rate swaps, interest rate swaptions and interest rate caps is the estimated amount that we would receive or pay to terminate the contract at the reporting date as determined from quoted market prices. The fair value of the forward commitments to purchase MBS discussed in Note 17, Derivatives and Off-Balance Sheet Financial Instruments is also determined from quoted market prices.
      The carrying value approximates fair value for all financial instruments discussed above as of December 31, 2005 and 2004 except as follows:

	December 31,

	2005		2004

	Carrying Value	Fair Value	Carrying Value	Fair Value

	($ in thousands)
Assets:
Loans	$5,779,966	$5,773,580	$4,140,381	$4,148,290
Investments carried at cost	51,907	78,588	37,542	41,476

Liabilities:
Convertible debt	555,000	534,798	555,000	583,767
Subordinated debt	231,959	232,365	—	—
Loan commitments and letters of credit	—	45,215	—	30,962

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Unaudited Quarterly Information
      Unaudited quarterly information for each of the three months in the years ended December 31, 2005 and 2004 was follows:

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

	($ in thousands, except per share data)
Interest	$153,331	$133,480	$119,267	$108,574
Fee income	29,915	35,771	38,469	26,483

Total interest and fee income	183,246	169,251	157,736	135,057
Interest expense	57,571	50,981	42,797	34,586

Net interest and fee income	125,675	118,270	114,939	100,471
Provision for loan losses	7,847	42,884	5,047	9,902

Net interest and fee income after provision for loan losses	117,828	75,386	109,892	90,569
Operating expenses(1)	38,812	33,295	41,109	30,620
Other income	6,446	2,743	5,734	4,310

Net income before income taxes	85,462	44,834	74,517	64,259
Income taxes	33,527	16,750	29,062	25,061

Net income	$51,935	$28,084	$45,455	$39,198

Net income per share:
Basic	$0.39	$0.24	$0.39	$0.34
Diluted	0.37	0.24	0.39	0.33

(1)	In the fourth quarter 2005, we reversed $3.7 million of accrued incentive compensation that was recorded in the first three quarters of 2005. This reversal was made to align overall incentive compensation for our Chief Executive Officer and our Vice Chairman and Chief Investment Officer with financial performance targets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

	($ in thousands, except per share data)
Interest	$95,502	$86,344	$71,718	$60,263
Fee income	24,476	26,010	15,262	20,576

Total interest and fee income	119,978	112,354	86,980	80,839
Interest expense	27,757	21,922	16,275	13,099

Net interest and fee income	92,221	90,432	70,705	67,740
Provision for loan losses	5,472	7,832	5,143	7,263

Net interest and fee income after provision for loan losses	86,749	82,600	65,562	60,477
Operating expenses	29,444	28,465	27,558	22,281
Other income	6,485	4,014	6,931	351

Net income before income taxes	63,790	58,149	44,935	38,547
Income taxes	25,006	23,841	17,075	14,648

Net income	$38,784	$34,308	$27,860	$23,899

Net income per share:
Basic	$0.33	$0.30	$0.24	$0.20
Diluted	0.33	0.29	0.24	0.20

Note 21.	Subsequent Events
      On January 25, 2006, we paid a special dividend of $2.50 per share, $350.9 million in the aggregate, to common shareholders of record as of November 23, 2005. This dividend was a distribution of our estimated cumulative undistributed earnings and profits attributable to taxable years ended prior to January 1, 2006, which was made in connection with our election to be taxed as a REIT for the year commencing January 1, 2006. We paid this special dividend $70.2 million in cash and $280.7 million in stock, resulting in the issuance of 12.3 million shares of common stock based on an imputed per share stock price of $22.85.
      Through various amendments entered into in January 2006, we amended our $470.0 million credit facility with Wachovia to increase the maximum amount of the facility to $1.0 billion, change the lenders participating in the facility and increase our borrowings under this facility to $945.0 million as of March 3, 2006. In addition, on February 28, 2006, we further amended this facility to extend the maturity date to March 31, 2006 from February 28, 2006.
      On January 31, 2006, we purchased 38 skilled nursing facilities and one assisted living facility for $211.0 million, all of which are managed by Senior Health Management LLC. This transaction was structured in a “down-REIT” in which a significant portion of the purchase price was paid in the form of interests in a newly formed wholly owned subsidiary of CapitalSource, CSE SNF Holdings LLC. These limited liability company interests are exchangeable for shares of our common stock. The operating tenants of the facilities are subject to ten year, triple-net leasing contracts with an annual rent payment equal to approximately 10% of the investment amount. In connection with this transaction, we issued 1.3 million shares of common stock and committed to issue an additional 2.5 million shares.
      On February 21, 2006, our Board of Directors declared a first quarter dividend in the amount of $0.49 per share which will be paid on or about March 31, 2006 to shareholders of record as of March 3, 2006. This dividend is the first of the regular quarterly dividends that we will begin paying in conjunction with our REIT election.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 22, 2006, we issued $51.5 million in subordinated debt to a newly formed statutory trust, which issued an aggregate of $50.0 million of preferred securities to outside investors. The preferred securities bear interest at a fixed rate equal to 6.964% per annum through April 2011 and thereafter at a floating interest rate equal to 90-day LIBOR plus 195 basis points, resetting quarterly. The securities are callable in whole or in part at par at any time after April 30, 2011 and mature on April 30, 2036.
      Through various purchases in January and February 2006, we purchased $1.1 billion of Fannie Mae and Freddie Mac mortgage-backed pass-through certificates backed by conforming prime mortgage loans that were originated as hybrid adjustable rate mortgages. We primarily financed the purchase of these securities through repurchase agreements.
      On February 27, 2006 and February 28, 2006, we purchased approximately $1.5 billion and $1.0 billion, respectively, in residential prime whole mortgage loans. We financed the purchase of these loans with approximately $2.4 billion of debt financing issued in owner trust securitizations as well as through repurchase agreements.

Note 22.	Events Subsequent to Independent Registered Public Accounting Firm’s Report Date (unaudited)
      On March 7, 2006, pursuant to our repurchase agreements, we exercised our right of substitution with respect to substantially all of the residential MBS we had posted as collateral in connection with existing repurchase agreements, including both the $2.3 billion in MBS acquired on or before December 31, 2005, and the $1.1 billion in MBS acquired after year end. The amount, terms and maturity of each repurchase agreement obligation are unchanged, save for the substitution of collateral. As a result, pursuant to these technical interpretation of accounting literature referenced above, we expect substantially all of our MBS investments to be accounted for as assets, with corresponding secured debt liabilities related to the repurchase agreements, for future reporting periods. In addition, our obligations to repurchase securities under these repurchase agreements no longer qualify as derivative instruments under SFAS No. 133. We expect that this substitution will have no impact on the economics of the investments or on their treatment as REIT eligible assets.
      On March 7, 2006, we received commitments for a $520.0 million unsecured credit facility. Wachovia Bank N.A. is agent, and Wachovia Capital Markets, LLC is lead arranger for a syndicate of 11 institutions. The facility is currently priced at LIBOR plus 1.125%.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.
      Reference is made to the Management Report on Internal Controls Over Financial Reporting on page 72.

ITEM 9B.	OTHER INFORMATION
      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      A listing of our executive directors and their biographies are included under Item 1 in the section entitled “Executive Officers” on page 12 of this Form 10-K. Biographies for our non-management directors and additional information pertaining to directors and executive officers of the registrant are incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 27, 2006.

ITEM 11.	EXECUTIVE COMPENSATION
      Information pertaining to executive compensation is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 27, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Information pertaining to security ownership of management and certain beneficial owners of the registrant’s Common Stock is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 27, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information pertaining to certain relationships and related transactions is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 27, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      Information pertaining to principal accounting fees and services is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on April 27, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements
      The consolidated financial statements of the registrant as listed in the “Index to Consolidated Financial Statements” included in Item 8, Consolidated Financial Statements and Supplementary Data, on page 74 of this report, are filed as part of this report.

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
Date: March 8, 2006

/s/ THOMAS A. FINK

Thomas A. Fink
Chief Financial Officer
(Principal Financial Officer)
Date: March 8, 2006

/s/ JAMES M. MOZINGO

James M. Mozingo
Chief Accounting Officer
(Principal Accounting Officer)
Date: March 8, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2006.

/s/ WILLIAM G. BYRNES William G. Byrnes, Director	/s/ TIMOTHY M. HURD Timothy M. Hurd, Director

/s/ FREDERICK W. EUBANK Frederick W. Eubank, Director	Dennis P. Lockhart, Director

/s/ JASON M. FISH Jason M. Fish, Vice Chairman and Chief Investment Officer	/s/ THOMAS F. STEYER Thomas F. Steyer, Director

/s/ ANDREW M. FREMDER Andrew M. Fremder, Director	/s/ PAUL R. WOOD Paul R. Wood, Director

/s/ TULLY M. FRIEDMAN Tully M. Friedman, Director	/s/ SARA L. GROOTWASSINK Sara L. Grootwassink, Director

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3.2	Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.1	Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.3	Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.4	Indenture dated as of April 17, 2003, by and between CapitalSource Commercial Loan Trust 2003-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.5	Indenture dated as of September 17, 2003, between CapitalSource Funding II Trust and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.6	Indenture dated as of November 25, 2003, by and between CapitalSource Commercial Loan Trust 2003-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
4.7	Indenture dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of Senior Convertible Debenture Due 2034 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.7.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118744)).
4.8	Indenture dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
4.9	Indenture dated as of October 28, 2004, by and between CapitalSource Commercial Loan Trust 2004-2, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 28, 2004).
4.10	Indenture dated as of July 7, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).
4.10.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).

Exhibit
No.		Description

4.11		Indenture dated as of April 14, 2005, by and between CapitalSource Commercial Loan Trust 2005-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 20, 2005).
4.12		Junior Subordinated Indenture, dated as of November 21, 2005, among CapitalSource Finance LLC, as Issuer, CapitalSource Inc., as Guarantor, and Wilmington Trust Company, as Trustee.†
4.13		Junior Subordinated Indenture, dated as of December 14, 2005, among CapitalSource Finance LLC, CapitalSource Inc. and JPMorgan Chase Bank, National Association, as Trustee.†
10.1		Office Lease Agreement, dated as of December 8, 2000, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC, as amended (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.1.1		Third Amendment to Office Lease Agreement, dated as of August 1, 2003, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
10.2	*	Employment Agreement, dated as of September 7, 2000, between CapitalSource Holdings LLC and John K. Delaney (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.3	*	Employment Agreement, dated as of September 7, 2000, between CapitalSource Holdings LLC and Jason M. Fish (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.4	*	Amended and Restated Employment Agreement, dated as of April 3, 2002, between CapitalSource Finance LLC and Steven A. Museles (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.5	*	Employment Agreement, dated as of April 3, 2002, between CapitalSource Finance LLC and Bryan M. Corsini (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.7		Third Amended and Restated Loan Certificate and Servicing Agreement, dated as of February 25, 2003, among CapitalSource Funding LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, Variable Funding Capital Corporation (“VFCC”), Fairway Finance Corporation (“Fairway”), Eiffel Funding, LLC (“Eiffel”), and Hannover Funding Company LLC (“Hannover”), as Purchasers, Wachovia Securities, Inc. as Administrative Agent and VFCC Agent, BMO Nesbitt Burns Corp., as Fairway Agent, CDC Financial Products Inc., as Eiffel Agent, Norddeutsche Landesbank Girozentrale, as Hannover Agent, and Wells Fargo Bank Minnesota, National Association, as Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.7.1		Amendment No. 1 to Third Amended and Restated Loan Certificate and Servicing Agreement, dated as of March 3, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.7.2		Amendment No. 2 to Third Amended and Restated Loan Certificate and Servicing Agreement, dated as of April 22, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.8		Loan Certificate and Servicing Agreement, dated as of February 28, 2003, among CapitalSource Acquisition Funding LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, Variable Funding Capital Corporation, as Purchaser, Wachovia Securities, Inc., as Administrative Agent and Purchaser Agent, and Wells Fargo Bank Minnesota, National Association, as Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

Exhibit
No.		Description

10.8.1		Amendment No. 1 to Loan Certificate and Servicing Agreement, dated as of April 3, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.8.2		Amendment No. 2 to Loan Certificate and Servicing Agreement, dated as of June 30, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.8.3		Amendment No. 3 to Loan Certificate and Servicing Agreement, dated as of August 27, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.8.4		Amendment No. 4 to Loan Certificate and Servicing Agreement, dated as of February 26, 2004 (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.8.5		Amendment No. 5 to Loan Certificate and Servicing Agreement, dated as of April 8, 2004 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.9.1	*	Indemnification Agreement between the registrant and each of its non-employee directors (incorporated by reference to exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.9.2	*	Indemnification Agreement between the registrant and each of its employee directors (incorporated by reference to exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.9.3	*	Indemnification Agreement between the registrant and each of its executive officers (incorporated by reference to exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.10		Master Repurchase Agreement, dated as of March 24, 2003, between Wachovia Bank, National Association, as Buyer, and CapitalSource Repo Funding LLC, as Seller (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.11		Amended and Restated Registration Rights Agreement, dated August 30, 2002, among CapitalSource Holdings LLC and the holders parties thereto (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.12	*	Second Amended and Restated Equity Incentive Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.13	*	Employee Stock Purchase Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.14.1		Sale and Servicing Agreement, dated as of September 17, 2003, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14.1.1		First Amendment to the Sale and Servicing Agreement, dated as of April 8, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same- numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit
No.	Description

10.14.1.2	Second Amendment to the Sale and Servicing Agreement, dated as of April 15, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.14.1.3	Third Amendment to the Sale and Servicing Agreement, dated as of June 29, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.14.2	Amended and Restated Trust Agreement, dated as of September 17, 2003, between CS Funding II Depositor LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference to exhibit 10.3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14.3	Note Purchase Agreement, dated as of September 17, 2003, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to exhibit 10.3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14.3.1	First Amendment to the Note Purchase Agreement, dated as of April 8, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.14.3.2	Second Amendment to the Note Purchase Agreement, dated as of April 15, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.14.3.3	Third Amendment to the Note Purchase Agreement, dated as of May 21, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.14.3.4	Fourth Amendment to the Note Purchase Agreement, dated as of June 29, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.15	Sale and Servicing Agreement, dated as of April 17, 2003, by and among CapitalSource Commercial Loan Trust 2003-1, as the Issuer, CapitalSource Commercial Loan, LLC, 2003-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.16	Sale and Servicing Agreement, dated as of October 30, 2002, by and among CapitalSource Commercial Loan Trust 2002-2, as the Issuer, CapitalSource Commercial Loan LLC, 2002-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

Exhibit
No.		Description

10.18		Master Repurchase Agreement, dated as of August 1, 2003, by and among CapitalSource SNF Funding LLC, Credit Suisse First Boston Mortgage Capital LLC, CapitalSource Finance LLC, as amended (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.19		Master Program Agreement, dated as of August 1, 2003 by and among CapitalSource Finance LLC, Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse First Boston LLC and Column Financial, Inc., as amended (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.20		Sale and Servicing Agreement, dated as of November 25, 2003, by and among CapitalSource Commercial Loan Trust 2003-2, as the Issuer, CapitalSource Commercial Loan LLC, 2003-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
10.21	*	Form of CapitalSource Inc. Deferred Compensation Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
10.22		Global Master Repurchase Agreement, dated as of February 19, 2004, between CapitalSource Finance LLC and Citigroup Global Markets Inc. as agent for Citigroup Global Markets Limited (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.23		Registration Rights Agreement dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, J.P. Morgan Securities Inc., as Representative of the Initial Purchasers, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.23.1		Call Option Transaction Confirmation, dated as of March 16, 2004, between CapitalSource Inc. and JPMorgan Chase Bank (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.23.2		Warrant Transaction Confirmation, dated as of March 16, 2004, between CapitalSource Inc. and JPMorgan Chase Bank (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.24		Fourth Amended and Restated Loan Certificate and Servicing Agreement, dated as of May 28, 2004, by and among CapitalSource Funding LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, each of the Purchasers and Purchaser Agents from time to time party thereto, Harris Nesbitt Corp., as Administrative Agent, and Wells Fargo Bank, National Association, as Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.25		Sale and Servicing Agreement, dated as of April 20, 2004, by and among CapitalSource Funding III LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, Variable Funding Capital Corporation and each other Commercial Paper Conduit from time to time party thereto, as Conduit Purchasers, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and as VFCC Agent, each other Purchaser Agent from time to time party thereto, as Additional Agents, and Wells Fargo Bank, National Association, as Backup Servicer and as Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.25.1		Amendment No. 1 to Sale and Servicing Agreement, dated as of May 28, 2004 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit
No.		Description

10.26		Sale and Servicing Agreement, dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as the Issuer, CapitalSource Commercial Loan, LLC, 2004-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.27.1		Amended and Restated Sale and Servicing Agreement, dated as of September 17, 2003 and Amended and Restated as of October 7, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 13, 2004).
10.27.2		Amended and Restated Note Purchase Agreement, dated as of September 17, 2003 and Amended and Restated as of October 7, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 13, 2004).
10.28		Sale and Servicing Agreement, dated as of October 28, 2004, by and among CapitalSource Commercial Loan Trust 2004-2, as the Issuer, CapitalSource Commercial Loan LLC, 2004-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 28, 2004).
10.29		Registration Rights Agreement dated as of July 7, 2004, among the registrant, CapitalSource Finance LLC, CapitalSource Holdings LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).
10.30	*	Form of Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 31, 2005).
10.31	*	Form of Non-Qualified Option Agreement for Director (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 31, 2005).
10.32	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 31, 2005).
10.33	*	Summary of Non-employee Director Compensation (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.34		Sale and Servicing Agreement, dated as of April 14, 2005, by and among CapitalSource Commercial Loan Trust 2005-1, as the Issuer, CapitalSource Commercial Loan LLC, 2005-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 20, 2005).
10.35.1		Credit Agreement, dated as of June 30, 2005, among CapitalSource Funding V Trust, as Borrower, CS Funding V Depositor Inc., as Depositor, CapitalSource Finance LLC, as Originator and Servicer, and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated July 7, 2005).

Exhibit
No.		Description

10.35.2		Sale and Servicing Agreement, dated as of June 30, 2005, among CapitalSource Funding V Trust, as Borrower, CS Funding VI Depositor Inc., as Depositor, CapitalSource Finance LLC, as Originator and Servicer, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as Paying Agent, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated July 7, 2005).
10.35.3		Guarantee and Security Agreement, dated as of June 30, 2005, among CapitalSource Funding V Trust, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated July 7, 2005).
10.36	*	Employment Agreement, dated as of April 4, 2005, between CapitalSource Inc. and Dean C. Graham (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.36.1	*	Amendment to Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and Dean C. Graham.†
10.37	*	Employment Agreement, dated as of April 4, 2005, between CapitalSource Inc. and Joseph A. Kenary, Jr. (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.37.1	*	Amendment to Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and Joseph A. Kenary, Jr.†
10.38	*	Employment Agreement, dated as of April 22, 2005, between CapitalSource Inc. and Michael C. Szwajkowski (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.38.1	*	Amendment to Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and Michael Szwajkowski.†
10.39		Fourth Amended and Restated Intercreditor and Lockbox Administration Agreement, dated as of June 30, 2005, among Bank of America, N.A., as Lockbox Bank, CapitalSource Finance LLC, as Originator, Original Servicer and Lockbox Servicer, CapitalSource Funding Inc., as Owner, and the Financing Agents (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.40		Fifth Amended and Restated Three Party Agreement Relating to Lockbox Services and Control, dated as of June 30, 2005, among Bank of America, N.A., as the Bank, CapitalSource Finance LLC, as Originator, Original Servicer and Lockbox Servicer, CapitalSource Funding Inc., as the Company, and the Financing Agents (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.42		Master Repurchase Agreement, dated as of November 17, 2005, by and among CSE Mortgage LLC and Citigroup Global Markets Inc.†
10.43		Amended and Restated Trust Agreement, dated as of November 21, 2005, among CapitalSource Finance LLC, as Depositor, CapitalSource Inc., as Guarantor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees Named Herein, as Administrative Trustees.†
10.44	*	Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and Thomas A. Fink.†
10.45	*	Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and James Pieczynski.†
10.46	*	Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and Keith D. Reuben.†
10.47		Master Repurchase Agreement, dated as of December 8, 2005, by and among CSE Mortgage LLC and Bear, Stearns & Co. Inc.†

Exhibit
No.	Description

10.48	Amended and Restated Trust Agreement, dated as of December 14, 2005, among CapitalSource Finance LLC, as Depositor, JPMorgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees Named Herein, as Administrative Trustees.†
10.49	Master Repurchase Agreement, dated as of December 15, 2005, by and among CSE Mortgage LLC and JP Morgan Chase Bank, N.A.†
10.50	Sale and Servicing Agreement, dated as of December 28, 2005, among CSE QRS Funding I LLC, as Seller, CSE Mortgage LLC, as Originator and Servicer, Variable Funding Capital Company LLC, as Conduit Purchaser, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and VFCC Agent, and Wells Fargo Bank, National Association, as Backup Servicer and Collateral Custodian.†
10.51	Sale and Contribution Agreement, dated as of December 28, 2005, among CSE QRS Funding I LLC, as Buyer, and CSE Mortgage LLC, as Seller.†
10.52	Master Repurchase Agreement, dated as of December 28, 2005, by and among CSE Mortgage LLC and Credit Suisse First Boston LLC.†
10.53	Fifth Amendment, dated as of December 29, 2005, to Amended and Restated Sale and Servicing Agreement, dated as of September 17, 2003 and amended and restated as of October 7, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, formerly CS Funding II Depositor Inc., as Depositor, CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee on behalf of the Noteholders, Paying Agent, Collateral Custodian and Backup Servicer.†
12.1	Ratio of Earnings to Fixed Charges.†
21.1	List of Subsidiaries.†
23.1	Consent of Ernst & Young LLP.†
31.1	Certificate of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.