Form 10-Q
period 2006-03-31
CAPITALSOURCE INC
filed 2006-05-10
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File No. 1-31753
CapitalSource Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2206895
(State of Incorporation)	(I.R.S. Employer Identification No.)
4445 Willard Avenue, 12th Floor
Chevy Chase, MD 20815
(Address of Principal Executive Offices, Including Zip Code)
(800) 370-9431
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐  No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☑ Large accelerated filer          ☐ Accelerated filer          ☐  Non-accelerated filer
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes          ☑  No
      As of May 1, 2006, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 172,331,245.

CapitalSource Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005

	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$205,484	$323,896
Restricted cash	251,444	284,785
Mortgage-related receivables, net	2,472,860	39,438
Mortgage-backed securities pledged, trading	3,221,981	323,370
Receivables under repurchase agreements	70,132	33,243
Loans held-for-sale	137,570	59,589
Loans:
Loans	6,225,235	5,894,911
Less deferred loan fees and discounts	(127,501)	(120,407)
Less allowance for loan losses	(101,506)	(87,370)

Loans, net	5,996,228	5,687,134
Property and equipment, net	212,600	11,502
Investments	101,801	126,393
Deferred financing fees, net	44,792	42,006
Other assets	90,244	55,712

Total assets	$12,805,136	$6,987,068

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$3,201,025	$358,423
Unsecured credit facilities	250,000	—
Secured credit facilities	2,613,473	2,450,452
Term debt	3,861,693	1,779,748
Convertible debt	555,000	555,000
Subordinated debt	283,504	231,959
Stock dividend payable	—	280,720
Cash dividend payable	—	70,202
Other liabilities	79,014	60,626

Total liabilities	10,843,709	5,787,130
Noncontrolling interests	56,341	—
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 173,665,573 and 141,705,766 shares issued; 172,365,573 and 140,405,766 shares outstanding, respectively)	1,724	1,404
Additional paid-in capital	1,896,277	1,248,745
Retained earnings	36,468	46,783
Deferred compensation	—	(65,729)
Accumulated other comprehensive income (loss), net	543	(1,339)
Treasury stock, at cost	(29,926)	(29,926)

Total shareholders’ equity	1,905,086	1,199,938

Total liabilities, noncontrolling interests and shareholders’ equity	$12,805,136	$6,987,068

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Income

	Three Months Ended March 31,

	2006	2005

	(Unaudited)
	($ in thousands, except per share
	data)
Net interest and fee income:
Interest income	$195,498	$108,574
Fee income	41,542	26,483

Total interest and fee income	237,040	135,057
Operating lease income	4,625	—

Total investment income	241,665	135,057
Interest expense	97,782	34,586

Net investment income	143,883	100,471
Provision for loan losses	14,713	9,902

Net investment income after provision for loan losses	129,170	90,569
Operating expenses:
Compensation and benefits	33,320	21,366
Other administrative expenses	17,299	9,254

Total operating expenses	50,619	30,620
Other income (expense):
Diligence deposits forfeited	2,267	1,148
(Loss) gain on investments, net	(251)	2,128
Gain on derivatives	526	73
Loss on residential mortgage investment portfolio	(6,106)	—
Other income, net of expenses	3,908	961

Total other income	344	4,310

Noncontrolling interests expense	(861)	—

Net income before income taxes and cumulative effect of accounting change	78,034	64,259
Income taxes	13,110	25,061

Net income before cumulative effect of accounting change	64,924	39,198
Cumulative effect of accounting change, net of taxes	370	—

Net income	$65,294	$39,198

Net income per share:
Basic	$0.44	$0.34
Diluted	$0.42	$0.33
Average shares outstanding:
Basic	149,722,991	116,398,277
Diluted	154,450,572	117,472,106

Dividends declared per share	$0.49	$—
See accompanying notes.

CapitalSource Inc.
Consolidated Statement of Shareholders’ Equity

					Accumulated
					Other
		Additional			Comprehensive	Treasury	Total
	Common	Paid-In	Retained	Deferred	Income	Stock,	Shareholders’
	Stock	Capital	Earnings	Compensation	(Loss), net	at cost	Equity

	(Unaudited)
	($ in thousands)
Total shareholders’ equity as of December 31, 2005	$1,404	$1,248,745	$46,783	$(65,729)	$(1,339)	$(29,926)	$1,199,938
Net income	—	—	65,294	—	—	—	65,294
Other comprehensive income:
Unrealized gains, net of tax	—	—	—	—	1,882	—	1,882

Total comprehensive income							67,176
Cumulative effect of accounting change, net of taxes	—	(370)	—	—	—	—	(370)
Dividend paid	—	2,171	(75,561)	—	—	—	(73,390)
Issuance of common stock, net	308	705,265	—	—	—	—	705,573
Stock option expense	—	785	—	—	—	—	785
Exercise of options	2	1,709	—	—	—	—	1,711
Restricted stock activity	10	(63,705)	(48)	65,729	—	—	1,986
Tax benefit on exercise of options	—	1,107	—	—	—	—	1,107
Tax benefit on vesting of restricted stock grants	—	570	—	—	—	—	570

Total shareholders’ equity as of March 31, 2006	$1,724	$1,896,277	$36,468	$—	$543	$(29,926)	$1,905,086

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$65,294	$39,198
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	785	132
Restricted stock expense	5,752	2,145
Restricted stock activity	—	6
Loss on extinguishment of debt	2,582	—
Non-cash prepayment fee	(8,353)	—
Cumulative effect of accounting change, net of taxes	(370)	—
Amortization of deferred loan fees	(20,158)	(15,159)
Interest on paid-in-kind loans	(1,274)	(4,250)
Provision for loan losses	14,713	9,902
Amortization of deferred financing fees and discounts	7,767	4,790
Depreciation and amortization	2,349	644
Benefit for deferred income taxes	(1,651)	(425)
Non-cash loss (gain) on investments, net	1,236	(2,726)
Gain on derivatives	(526)	(73)
Unrealized loss on residential mortgage investment portfolio	17,366	—
Net increase in mortgage-backed securities pledged, trading	(103,214)	—
Amortization of discount on mortgage-backed securities, trading	(1,468)	—
Increase in loans held-for-sale, net	(77,981)	—
(Increase) decrease in other assets	(36,238)	2,823
Increase (decrease) in other liabilities	6,423	(12,232)

Cash (used in) provided by operating activities	(126,966)	24,775
Investing activities:
Decrease in restricted cash	33,341	67,521
Acquisition of mortgage-related receivables, net	(2,493,503)	—
Increase in receivables under repurchase agreements, net	(36,889)	—
Increase in loans, net	(368,525)	(401,454)
Acquisition of real estate, net of cash acquired	(7,180)	—
Disposal (acquisition) of investments, net	26,564	(3,691)
Acquisition of property and equipment, net	(775)	(1,290)

Cash used in investing activities	(2,846,967)	(338,914)
Financing activities:
Payment of deferred financing fees	(10,553)	(646)
Borrowings under repurchase agreements, net	96,438	—
Borrowings on unsecured credit facilities, net	250,000	—
Borrowings on secured credit facilities, net	163,021	551,502
Borrowings of term debt	2,449,382	11,335
Repayments of term debt	(398,215)	(366,660)
Borrowings of subordinated debt	50,000	—
Proceeds from issuance of common stock, net of offering costs	395,837	—
Proceeds from exercise of options	1,711	281
Tax benefits on share-based payments	1,677	—
Payment of dividends	(143,777)	—

Cash provided by financing activities	2,855,521	195,812

Decrease in cash and cash equivalents	(118,412)	(118,327)
Cash and cash equivalents as of beginning of period	323,896	206,077

Cash and cash equivalents as of end of period	$205,484	$87,750

Noncash transactions from investing and financing activities:
Issuance of common stock	$309,736	$—
See accompanying notes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
      CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a specialized finance company operating as a real estate investment trust (“REIT”) and providing a broad array of financial products to small and medium-sized businesses. We primarily provide and invest in the following products:

•	First Mortgage Loans — Commercial loans that are secured by first mortgages on the property of the client;

•	Senior Secured Asset-Based loans — Commercial loans that are underwritten based on our assessment of the client’s eligible collateral, including accounts receivable, real estate related receivables and/or inventory;

•	Senior Secured Cash Flow Loans — Commercial loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Term B, Second Lien, and Mezzanine Loans — Commercial loans, including subordinated mortgage loans, that come after a client’s senior loans in right of payment or upon liquidation;

•	Direct Real Estate Investments — Commercial investments in land, buildings and other assets, including those that are purchased from and triple-net leased back to the current operators through sale-leaseback transactions;

•	Private Equity Co-Investments — opportunistic equity investments, typically in conjunction with commercial lending relationships and on the same terms as other equity investors; and

•	Residential Mortgage Investments — investments in residential mortgage loans and residential mortgage-backed securities that constitute qualifying REIT assets.
      Our wholly owned significant subsidiaries and their purposes as of March 31, 2006 were as follows:

Entity	Purpose

CapitalSource TRS Inc.	Subsidiary that owns interest in CapitalSource Finance LLC that made a taxable REIT subsidiary election effective January 1, 2006.
CapitalSource Finance LLC	Primary operating subsidiary of CapitalSource TRS Inc. that conducts commercial lending and investment business of CapitalSource and manages our REIT operations.
CSE Mortgage LLC	Subsidiary that holds qualifying REIT assets of CapitalSource.
CapitalSource Finance II Inc.	Subsidiary of CapitalSource Finance LLC that holds certain limited liability companies established in accordance with credit facilities and term debt securitizations.
CS Funding II Depositor LLC	Single-purpose, bankruptcy-remote subsidiary of CapitalSource Finance II Inc. established in accordance with a secured credit facility to finance commercial loans.
CS Funding Depositor VI LLC	Single-purpose, bankruptcy-remote subsidiary of CapitalSource Finance II Inc. established in accordance with a secured credit facility to finance commercial loans.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements Basis of Presentation
      Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 8, 2006.
      The accompanying financial statements reflect our consolidated accounts, including all of our subsidiaries and the related consolidated results of operations with all intercompany balances and transactions eliminated in consolidation.
      Certain amounts in prior period’s consolidated financial statements have been reclassified to conform to the current period presentation.
      Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited December 31, 2005 financial statements included in our Annual Report on Form 10-K. The accounting policies that management has identified as critical or complex accounting policies are described in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 51 of this Form 10-Q. The following accounting policies became significant accounting policies during the three months ended March 31, 2006.

Segment Reporting
      Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. In connection with our REIT election and our related purchases of residential mortgage investments, we began operating as two reportable segments on January 1, 2006: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment includes our commercial lending and investment business and our Residential Mortgage Investment segment includes all of our activities related to our investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”). Prior to 2006, we operated as a single business segment as substantially all of our activity was related to our commercial lending and investment business, and disclosures required by this statement were not applicable.

Mortgage-Related Receivables and Related Owner Trust Securitizations
      We purchased beneficial interests in securitization trusts which acquired and securitized pools of residential mortgage loans. In accordance with Financial Accounting Standards Board Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46(R)”), we determined that we were the primary beneficiary of these trusts and consolidated the assets and liabilities of the trusts on our consolidated balance sheets.
      These trusts acquired the loans from financial institutions that we believe had sufficient continuing involvement after the securitizations to cause the disposition of such loans to the trusts to constitute secured borrowings by the financial institutions rather than sales within the meaning of SFAS No. 140, Accounting for

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). In accordance with SFAS No. 140, a transfer of financial assets constitutes a sale if the transferor surrenders control over the assets in exchange for consideration other than beneficial interests in the transferred assets. We also believe that the trusts were non-qualifying special purpose entities. As a result, we record the assets of the trusts as mortgage-related receivables on our consolidated balance sheet and the secured borrowings as term debt on our consolidated balance sheet. The mortgage-related receivables maintain all of the economic attributes of the underlying mortgage loans and the securitization trusts have legal title to all of these loans, are the named mortgagees in respect of all of these loans and, together with the holders of securities issued by the trusts, have the benefits and risks of ownership of these loans.
      Our investments in residential mortgage-related receivables are recorded at amortized cost. The carrying value of these investments is adjusted for purchased discounts and premiums, which are amortized into income on a level yield basis over the estimated terms of the loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. In addition, discounts and direct financing costs associated with the term debt issued by the trusts are amortized into interest expense using the effective interest method.

Allowance for Loan Losses — Mortgage-Related Receivables
      In accordance with SFAS No. 5, Accounting for Contingencies, we record an allowance for loan losses on our mortgage-related receivables, which represents the reserve for probable losses inherent in the portfolio. The receivables are evaluated as a homogeneous pool due to common underlying characteristics including year of origination, loan-to-value ratios and geographic region. We determine the probable losses inherent in the portfolio by evaluating contractual delinquencies of residential mortgage loans in the portfolio with historical loss experience of similar loans and other relevant economic data.

Note 3.	Recently Issued Accounting Guidance
      In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”), which amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value using either the amortization method or the fair value measurement method. SFAS No. 156 also requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and liabilities.
      The effective date for SFAS No. 156 is the beginning of the first fiscal year beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of the fiscal year, provided financial statements have not been issued for any period of that fiscal year. We plan to adopt SFAS No. 156 on January 1, 2007. We have not completed our assessment of the impact of adoption on our consolidated financial statements but do not expect it to be significant based on our current business plan.

Note 4.	Mortgage-Related Receivables
      In connection with our plan to qualify as a REIT during 2006, we acquired $2.5 billion of adjustable rate residential prime mortgage loans in February 2006 at a discount of $29.0 million, which were primarily financed with $2.4 billion in asset-backed notes issued in owner trust securitizations. We acquired these loans by purchasing beneficial interests in the related securitization trusts. As of March 31, 2006, our portfolio of residential mortgage loans comprised 5-year hybrid adjustable rate mortgages. The weighted average interest

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rate on our mortgage loans was 5.38% and the weighted average contractual maturity was 29.5 years as of March 31, 2006.
      As of March 31, 2006, our entire portfolio of residential mortgage loans was classified as mortgage-related receivables on our accompanying consolidated balance sheet and was recorded at amortized cost. As of March 31, 2006, the carrying amount of our residential mortgage-related receivables was $2.5 billion, including accrued interest and unamortized discount. Mortgage-related receivables represent our investments in residential mortgage loans, the legal title to which is held by securitization trusts which we consolidate in accordance with FIN 46(R). In accordance with SFAS No. 140 and our accounting policy discussed in Note 2, Summary of Significant Accounting Policies, we treat the securitization of these residential mortgage loans as secured borrowings by these trusts. Mortgage-related receivables maintain all of the economic attributes of the underlying residential mortgage loans, and the securitization trusts maintain all benefits and risks of ownership. All of our investments in residential mortgage-related receivables as of March 31, 2006 are securitized assets and are held as collateral for the notes issued in owner trust securitizations as described in more detail in Note 9, Borrowings.
      We recorded a provision for loan losses of $0.3 million during the three months ended March 31, 2006 and the allowance for loan losses was $0.3 million as of March 31, 2006. The allowance for loan losses is recorded as an offset to mortgage-related receivables in the accompanying consolidated balance sheet.

Note 5.	Residential Mortgage-Backed Securities
      Also in connection with our plan to qualify as a REIT, we purchased an additional $1.1 billion of RMBS during the three months ended March 31, 2006. As of March 31, 2006 and December 31, 2005, we owned $3.2 billion and $2.3 billion, respectively, in RMBS, which were primarily financed with repurchase agreements. As of March 31, 2006 and December 31, 2005, all of our RMBS were pledged as collateral for these repurchase agreements. Our portfolio comprised 3-year, 5-year and 7-year hybrid adjustable-rate RMBS that are guaranteed as to principal and interest by the Federal Home Loan Mortgage Corporation (commonly known as Freddie Mac) or the Federal National Mortgage Association (commonly known as Fannie Mae) as of March 31, 2006 and December 31, 2005. The weighted average net coupon on our RMBS portfolio was 4.63% and 4.59% as of March 31, 2006 and December 31, 2005, respectively.
      As of December 31, 2005, RMBS in the amount of $2.0 billion were simultaneously financed with repurchase agreements with the same counterparty from whom the investments were purchased. As further discussed in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations, because of this purchase and financing relationship, these transactions were recorded net on our consolidated balance sheet along with a derivative to repurchase these assets as of December 31, 2005. These derivatives were considered forward commitments to purchase RMBS and were recorded at their estimated fair value with changes in fair value included in income. In March 2006, pursuant to the terms of the related repurchase agreements, we exercised our right of substitution with respect to these RMBS posted as collateral in connection with existing repurchase agreements. As a result, these RMBS are classified as trading securities on our accompanying consolidated balance sheet as of March 31, 2006, with corresponding liabilities recorded related to the repurchase agreements. Our obligations to repurchase RMBS under these repurchase agreements no longer qualify as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as of March 31, 2006.
      As of March 31, 2006, our entire portfolio of RMBS was classified as trading securities and recorded at their estimated fair value on our accompanying consolidated balance sheet with net unrealized gains or losses included in income. Our portfolio of RMBS had a fair value of $3.2 billion as of March 31, 2006 and $20.6 million of unrealized losses were included in loss on residential mortgage investment portfolio in the accompanying consolidated statement of income for the three months ended March 31, 2006. Prior to exercising our right of substitution with respect to our portfolio of RMBS, we also recognized a net loss of $10.8 million related to the changes in fair value of our forward commitments to purchase RMBS during the

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
three months ended March 31, 2006. This loss is included in loss on residential mortgage investment portfolio in the accompanying consolidated statement of income. Also included in loss on residential mortgage investment portfolio during the three months ended March 31, 2006 are realized and unrealized gains of $25.3 million on related derivatives which were not designated as hedges for accounting purposes in accordance with SFAS No. 133. These unrealized gains include the net of interest income and expense accruals related to certain of our derivatives. As of December 31, 2005, RMBS with a fair value of $323.4 million were classified as trading securities on our accompanying consolidated balance sheet.

Note 6.	Commercial Loans and Credit Quality
      As of March 31, 2006 and December 31, 2005, our total commercial loan portfolio had an outstanding balance of $6.4 billion and $6.0 billion, respectively. Included in these amounts are commercial loans held-for-sale with outstanding balances of $137.6 million and $59.6 million as of March 31, 2006 and December 31, 2005, respectively, and receivables under repurchase agreements with outstanding balances of $70.1 million and $33.2 million as of March 31, 2006 and December 31, 2005, respectively. Our commercial loans held-for-sale were recorded at the lower of cost or market value on the accompanying consolidated balance sheets. Certain of these loans had a market value below cost as of March 31, 2006 for which an insignificant loss was recognized during the three months ended March 31, 2006. None of these commercial loans had a market value below cost as of December 31, 2005.

Credit Quality
      As of March 31, 2006 and December 31, 2005, the principal balance of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	March 31,	December 31,
Commercial Loan Asset Classification	2006	2005

	($ in thousands)
Loans 60 or more days contractually delinquent	$42,295	$41,785
Non-accrual loans(1)	144,018	137,446
Impaired loans(2)	214,565	199,257
Less: loans in multiple categories	(181,731)	(175,070)

Total	$219,147	$203,418

Total as a percentage of total loans	3.41%	3.40%

(1)	Includes commercial loans with an aggregate principal balance of $33.6 million and $37.6 million as of March 31, 2006 and December 31, 2005, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	Includes commercial loans with an aggregate principal balance of $37.7 million and $37.6 million as of March 31, 2006 and December 31, 2005, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $144.0 million and $137.4 million as of March 31, 2006 and December 31, 2005, respectively, which were also classified as loans on non-accrual status. The carrying value of impaired commercial loans was $209.6 million and $194.6 million as of March 31, 2006 and December 31, 2005, respectively.
      As defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including principal and scheduled interest payments. Pursuant to SFAS No. 114, impaired loans include loans for which we expect to have a credit loss and other loans that meet the definition of an impaired loan, but for which we

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
do not currently expect to have a credit loss. As of March 31, 2006 and December 31, 2005, we had $131.8 million and $98.2 million of impaired commercial loans, respectively, with allocated reserves of $43.4 million and $33.1 million, respectively. As of March 31, 2006 and December 31, 2005, we had $82.8 million and $101.0 million of impaired commercial loans, respectively, for which we did not record any allocated reserves as we believe it is probable that we will collect all principal and interest amounts due.
      The average balance of impaired commercial loans during the three months ended March 31, 2006 and 2005 was $212.4 million and $86.5 million, respectively. The total amount of interest income that was recognized on impaired commercial loans during the three months ended March 31, 2006 and 2005 was $2.3 million and $3.9 million, respectively. The amount of cash basis interest income that was recognized on impaired commercial loans during the three months ended March 31, 2006 and 2005 was $1.7 million and $3.1 million, respectively. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been greater by $1.9 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively.
      During the three months ended March 31, 2006, we classified commercial loans with an aggregate carrying value of $76.8 million as of March 31, 2006 as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of March 31, 2006, commercial loans with an aggregate carrying value of $120.6 million were classified as troubled debt restructurings. These loans were also classified as impaired loans since, under SFAS No. 114, loans classified as troubled debt restructurings are also classified as impaired loans generally for a period of one year following the restructuring. The allocated reserve for commercial loans classified as troubled debt restructurings was $39.0 million as of March 31, 2006. For the year ended December 31, 2005, commercial loans with an aggregate carrying value of $73.7 million as of December 31, 2005 were classified as troubled debt restructurings. The allocated reserve for commercial loans classified as troubled debt restructurings was $13.6 million as of December 31, 2005.
      Activity in the allowance for loan losses related to our Commercial Lending & Investment segment for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31,

	2006	2005

	($ in thousands)
Balance as of beginning of period	$87,370	$35,208
Provision for loan losses	14,412	9,902
Charge offs, net	(276)	(5)

Balance as of end of period	$101,506	$45,105

Note 7.	Investments
      Investments as of March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005

	($ in thousands)
Investments carried at cost	$53,643	$51,907
Investments carried at fair value:
Investments available-for-sale	15,513	50,461
Warrants	10,178	10,259
Investments accounted for under the equity method	22,467	13,766

Total	$101,801	$126,393

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the three months ended March 31, 2006, we sold investments for $37.2 million, recognizing net pretax gains of $0.4 million. For the three months ended March 31, 2005, we sold investments for $1.0 million, recognizing gross pretax gains of $0.6 million.
      As of March 31, 2006, we had commitments to contribute up to an additional $15.2 million to 12 private equity funds, $23.2 million to two joint ventures and $3.9 million to an equity investment.

Note 8.	Acquisition
      On January 27, 2006, we purchased 38 skilled nursing facilities, including one with an attached assisted living facility for $212.3 million in a sale-leaseback transaction, all of which are operated by third parties. Prior to the completion of the acquisition, most of the properties served as collateral for mortgage loans made by us to entities owned by Senior Health Management LLC. This transaction was structured in a “down-REIT” in which a significant portion of the purchase price was paid in the form of assumptions of the pre-existing loans and units in a newly formed wholly owned subsidiary of CapitalSource. These non-managing member units, which have no voting interest in the new entity, are redeemable at the option of the holders for cash or, at our option, for shares of our common stock and receive dividends as if they were outstanding shares of common stock. The operating tenants of the facilities are parties to ten-year, triple-net leases with an annual rent payment equal to approximately 10% of the investment amount. In connection with this transaction, we issued 1.3 million shares of our common stock and reserved an additional 2.5 million shares for potential exchange of the non-managing member units. The non-managing member units are shown as noncontrolling interests in our consolidated balance sheet as of March 31, 2006. The number of shares issued at close was based on the purchase price allocated to the existing owners and the 20-day average share price prior to the closing date. We acquired these assets as part of our enhanced real estate investment strategy related to our REIT election. The results of operations of the facilities have been included in our consolidated financial statements since January 27, 2006.
      We accounted for the acquisition as a purchase of assets in accordance with Emerging Issues Task Force Issue 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, rather than a business combination. The purchase price was allocated to the assets acquired and liabilities assumed in the transaction, which were based on estimates of fair value at the date of acquisition. The fair value of the assets acquired included land, buildings and equipment of $202.6 million, receivables of $1.3 million, escrows of $4.9 million, other assets of $1.7 million and cash of $1.9 million. The fair value of the liabilities assumed was $106.2 million, $69.3 million of which was repaid during the three months ended March 31, 2006. In connection with the acquisition, we recorded $8.4 million in prepayment fees and acceleration of deferred fee income related to loans previously made on the properties and recorded a loss of $2.6 million upon extinguishment of the related debt based upon the amounts paid in connection with the prepayment fees relative to the fair value of debt recorded. These prepayment fees are recorded in fee income on the accompanying consolidated statement of income and the loss on extinguishment of debt is recorded in other income (expense).
      The allocation of the purchase price is subject to change and reallocation as adjustments are made to initial acquisition asset and liability fair value estimates and classifications. In addition, the purchase price could change based on the settlement of $5.0 million of contingencies for certain matters present at the acquisition date if any such settlement occurs. These contingencies represent 0.2 million non-managing member units.
      Pro forma disclosure of the acquisition has not been presented as the acquisition was not a significant subsidiary under Regulation S-X.

Note 9.	Borrowings
      For a detailed discussion of our borrowings, see Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as filed with

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Securities and Exchange Commission on March 8, 2006. The following changes to our borrowings occurred during the three months ended March 31, 2006:

Repurchase Agreements
      During the three months ended March 31, 2006, we entered into additional master repurchase agreements with three different financial institutions to finance purchases of residential mortgage investments. The terms of these repurchase agreements are similar to those of our four existing repurchase agreements. The amount financed under these repurchase agreements will bear interest at a per annum rate that is less than, and that adjusts based upon, short-term LIBOR indices. As of March 31, 2006 and December 31, 2005, the aggregate amount outstanding under these repurchase agreements was $3.1 billion and $2.2 billion, respectively. Our repurchase agreements had a weighted average borrowing rate of 4.78% and 4.36%, respectively, and a weighted average remaining maturity of 2.0 months and 2.9 months, respectively, as of March 31, 2006 and December 31, 2005. RMBS with a fair value of $3.2 billion, including accrued interest, and cash of $12.0 million collateralized these repurchase agreements and related derivatives as of March 31, 2006, and RMBS with a fair value of $2.3 billion, including accrued interest, and cash of $1.8 million collateralized these repurchase agreements and related derivatives as of December 31, 2005.
      As of December 31, 2005, only $311.3 million (of the total $2.2 billion outstanding) was recorded as a liability on the consolidated balance sheet. See further discussion of the accounting treatment for these repurchase agreements and collateralized RMBS as of December 31, 2005 in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed in Note 5, Residential Mortgage-Backed Securities, in March 2006, pursuant to our repurchase agreements, we exercised our right of substitution with respect to substantially all of the residential RMBS we had posted as collateral in connection with existing repurchase agreements. The amount, terms and maturity of each repurchase agreement obligation were unchanged, except for the substitution of collateral. As a result, the total amounts outstanding under our repurchase agreements were recorded as liabilities on our accompanying consolidated balance sheet as of March 31, 2006.
      Financing assets through repurchase agreements exposes us to the risk that margin calls will be made if interest rates change or the value of the assets decline and that we will not be able to meet those margin calls. To meet margin calls, we may be required to sell our RMBS which could result in losses and adversely affect our ability to meet the applicable REIT asset and income requirements.

Credit Facilities
      As of March 31, 2006, we had seven secured credit facilities and one unsecured credit facility with 15 financial institutions which we use to fund our commercial loans and for general corporate purposes. During the three months ended March 31, 2006, we increased our committed credit facility capacity to $5.1 billion. As of March 31, 2006, $2.6 billion of our committed facility capacity had scheduled maturity dates of between three months and five years, of which $2.3 billion is subject to annual renewal.
      Through various amendments entered into during the three months ended March 31, 2006, we amended our $470.0 million credit facility with Wachovia Capital Markets LLC to increase the maximum amount of the facility to $1.0 billion, increase the number of lenders participating in the facility and extend the maturity date to April 28, 2006 from February 28, 2006. In addition, on April 28, 2006, we further amended this facility to increase the number of lenders, increase the facility amount to $1.2 billion and extend the maturity date to April 27, 2007.
      In March 2006, we entered into a $545.0 million unsecured syndicated revolving credit facility. Wachovia Bank, National Association (“Wachovia”) serves as the Administrative Agent for 11 other lenders in the syndicate. Interest on borrowings under the credit facility is charged, at our option, at either (a) LIBOR plus a margin, 1.125% as of March 31, 2006, based on the credit ratings we receive from Standard & Poor’s, Moody’s Investors Service, Inc. and Fitch Ratings or (b) Wachovia’s prime rate plus the weighted average rate on

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers and published by the Federal Reserve Bank of New York plus 1/2 of 1%. The maturity date for the facility is March 13, 2009, subject to a one-year extension at our option.
      In March 2006, we repaid the remaining outstanding balance related to one of our credit facilities with Citigroup Global Markets Realty Corp.

Term Debt
      In February 2006, we purchased beneficial interests in securitization trusts (the “Owner Trusts”) which issued $2.4 billion in asset-backed notes through two on-balance sheet securitizations for the purpose of purchasing adjustable rate prime residential mortgage whole loans. These notes are backed by the $2.5 billion of residential mortgage loans purchased with the proceeds and simultaneously sold and deposited with the Owner Trusts. A third party remains servicer of the mortgage loans. Legal title to the loans is held by the Owner Trusts as discussed in Note 4, Mortgage-Related Receivables. Senior notes rated “AAA” by Standard & Poor’s and Fitch Ratings and “Aaa” by Moody’s Investors Service, Inc. (the “Senior Notes”) were issued by the Owner Trusts in the public capital markets. The Owner Trusts also issued subordinate notes and ownership certificates, all of which we acquired and continue to hold. In accordance with SFAS No. 140 and our accounting policy discussed in Note 2, Summary of Significant Accounting Policies, we were not the transferor in these securitizations. However, as the holder of the subordinate notes issued by the Owner Trusts, we determined that we were the primary beneficiary of the Owner Trusts in accordance with FIN 46(R). As the primary beneficiary, we consolidated the assets and liabilities of the Owner Trusts and recorded our investments in the mortgage loans as assets and the Senior Notes and subordinate notes as liabilities on our consolidated balance sheet. The holders of the Senior Notes have no recourse to the general credit of us.
      In the first securitization, the Owner Trusts issued $1.5 billion in Senior Notes and $65.4 million in subordinate notes. The interest rates on the Class I-A1 and I-A2 Senior Notes have an initial fixed interest rate of 4.90% until the initial reset date of February 1, 2010. The interest rates on the Class II-A1 and II-A2 Senior Notes have an initial fixed interest rate of 4.70% until the initial reset date of October 1, 2010. The interest rates on the Class III-A1 and III-A2 Senior Notes have an initial fixed interest rate of 5.50% until the initial reset date of January 1, 2011. After the initial reset date, the interest rates on all classes of the Senior Notes will reset annually based on a blended rate of one-year constant maturity treasury index (“CMT”) plus 240 basis points, up to specified caps. These Senior Notes are expected to mature at various dates through March 25, 2036. One of our subsidiaries purchased the subordinate notes, which had an outstanding balance of $57.6 million as of March 31, 2006.
      In the second securitization, the Owner Trusts issued $940.9 million in Senior Notes and $40.2 million in subordinate notes. The interest rates on all classes of the Senior Notes have an initial fixed interest rate of 4.625% until the initial reset date of November 1, 2010. After the initial reset date, the interest rates of the Senior Notes will reset annually based on a blended rate of one-year CMT plus 225 basis points, up to specified caps. These Senior Notes are expected to mature on February 26, 2036. One of our subsidiaries purchased the subordinate notes, which had an outstanding balance of $37.2 million as of March 31, 2006.

Subordinated Debt
      In February 2006, we issued $51.5 million in junior subordinated debt to a newly formed statutory trust, CapitalSource Trust Preferred Securities 2006-1 (“2006-1 TP Trust”). We formed the 2006-1 TP Trust on February 22, 2006, with initial capitalization in common equity of $1.5 million for the exclusive purpose of issuing $50.0 million of preferred securities (the “2006-1 TP Securities”). The 2006-1 TP Trust used the initial capitalization and the proceeds from the sale of the 2006-1 TP Securities to acquire the junior subordinated debt from us.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The 2006-1 TP Securities bear interest at a fixed rate equal to 6.964% per annum through April 2011 and thereafter at a floating interest rate equal to 90-day LIBOR plus 1.95%, resetting quarterly. The securities are callable in whole or in part at par at any time after April 30, 2011 and mature on April 30, 2036.
      The terms of the junior subordinated debt issued to the 2006-1 TP Trust and the 2006-1 TP Securities issued by the 2006-1 TP Trust are identical. The junior subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of CapitalSource.
      The 2006-1 TP Trust is a wholly owned subsidiary of CapitalSource. However, in accordance with the provisions of FIN 46(R), we have not consolidated the 2006-1 TP Trust with CapitalSource and its financial position and results of operations are not included in our consolidated financial statements. We account for our investment in the 2006-1 TP Trust under the equity method of accounting pursuant to Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock.

Note 10.	Guarantor Information
      The following represents the unaudited supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of the convertible debt issued in March 2004 and July 2004, and CapitalSource Finance LLC (“CapitalSource Finance”), which was a guarantor of the convertible debentures, and our subsidiaries that are not guarantors of the convertible debentures as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005. CapitalSource Finance, a wholly owned subsidiary of CapitalSource Inc., has guaranteed the debentures, fully and unconditionally, on a senior basis. Through October 12, 2005, CSE Holdings LLC, formerly CapitalSource Holdings Inc. (“CSE Holdings”), was also a guarantor of the convertible debentures. On October 12, 2005, CSE Holdings merged with and into CapitalSource Inc., with CapitalSource Inc. as the surviving entity. The following condensed consolidating financial statements include the activity of CSE Holdings for the three months ended March 31, 2005.
      The following also represents the unaudited supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of the unsecured credit facility entered into in March 2006, and CSE Mortgage LLC (“CSE Mortgage”), CapitalSource TRS Inc. (“CapitalSource TRS”) and CapitalSource Finance, which are guarantors of the unsecured credit facility as of March 31, 2006 and for the three months ended March 31, 2006. CSE Mortgage, CapitalSource TRS and CapitalSource Finance have guaranteed the unsecured facility, jointly and severally, on a senior basis. CapitalSource Finance is a wholly owned subsidiary of CapitalSource TRS. In the following unaudited consolidating condensed financial statements, both the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries of CapitalSource Finance and the Other Non-Guarantor Subsidiaries, which includes CSE Mortgage and CapitalSource TRS, taken as a whole represent condensed financial statements of the guarantors of the unsecured credit facility as of and for the three months ended March 31, 2006.
      Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet
March 31, 2006

		CapitalSource Finance LLC

		Combined	Combined	Other
		Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$62	$148,158	$(435)	$57,699	$—	$205,484
Restricted cash	—	77,793	131,087	42,564	—	251,444
Mortgage-related receivables, net	—	—	—	2,472,860	—	2,472,860
Mortgage-backed securities pledged, trading	—	—	—	3,221,981	—	3,221,981
Receivables under repurchase agreements	—	70,132	—	—	—	70,132
Loans held-for-sale	—	15,396	122,174	—	—	137,570
Loans:
Loans	—	3,637,075	642,494	1,954,032	(8,366)	6,225,235
Less deferred loan fees and discounts	—	(49,762)	(31,912)	(45,827)	—	(127,501)
Less allowance for loan losses	—	—	(88,048)	(13,458)	—	(101,506)

Loans, net	—	3,587,313	522,534	1,894,747	(8,366)	5,996,228
Property and equipment, net	—	29	11,768	200,803	—	212,600
Investment in subsidiaries	2,788,922	—	565,523	1,079,792	(4,434,237)	—
Intercompany (due to)/due from	(39,751)	—	(9,350)	49,101	—	—
Intercompany note receivable	—	6,742	58,413	—	(65,155)	—
Investments	88	26,956	74,757	—	—	101,801
Deferred financing fees, net	12,932	17,029	9,316	5,515	—	44,792
Other assets	74	598	21,345	72,605	(4,378)	90,244

Total assets	$2,762,327	$3,950,146	$1,507,132	$9,097,667	$(4,512,136)	$12,805,136

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$—	$78,770	$—	$3,122,255	$—	$3,201,025
Unsecured credit facilities	250,000	—	—	—	—	250,000
Secured credit facilities	—	1,887,050	107,423	619,000	—	2,613,473
Term debt	—	1,376,289	6,743	2,478,661	—	3,861,693
Convertible debt	555,000	—	—	—	—	555,000
Subordinated debt	—	—	283,504	—	—	283,504
Other liabilities	7,274	22,326	29,670	32,488	(12,744)	79,014
Intercompany note payable	44,967	20,188	—	—	(65,155)	—

Total liabilities	857,241	3,384,623	427,340	6,252,404	(77,899)	10,843,709
Noncontrolling interests	—	—	—	56,341	—	56,341
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,724	—	—	—	—	1,724
Additional paid-in capital	1,896,277	144,978	346,569	2,720,151	(3,211,698)	1,896,277
Retained earnings	36,468	420,971	732,378	67,926	(1,221,275)	36,468
Accumulated other comprehensive income (loss), net	543	(426)	845	845	(1,264)	543
Treasury stock, at cost	(29,926)	—	—	—	—	(29,926)

Total shareholders’ equity	1,905,086	565,523	1,079,792	2,788,922	(4,434,237)	1,905,086

Total liabilities, noncontrolling interests and shareholders’ equity	$2,762,327	$3,950,146	$1,507,132	$9,097,667	$(4,512,136)	$12,805,136

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet
December 31, 2005

		CapitalSource Finance LLC

		Combined	Combined	Other
		Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
ASSETS
Cash and cash equivalents	$2,038	$145,065	$156,571	$20,222	$—	$323,896
Restricted cash	—	125,832	153,299	5,654	—	284,785
Mortgage-related receivables, net	—	—	—	39,438	—	39,438
Mortgage-backed securities pledged, trading	—	—	—	323,370	—	323,370
Receivables under repurchase agreements	—	33,243	—	—	—	33,243
Loans held-for-sale	—	17,378	42,211	—	—	59,589
Loans:
Loans	—	4,087,078	374,833	1,440,828	(7,828)	5,894,911
Less deferred loan fees and discounts	—	(971)	(100,123)	(19,313)	—	(120,407)
Less allowance for loan losses	—	—	(78,003)	(9,367)	—	(87,370)

Loans, net	—	4,086,107	196,707	1,412,148	(7,828)	5,687,134
Property and equipment, net	—	—	11,502	—	—	11,502
Investment in subsidiaries	2,063,092	—	655,627	—	(2,718,719)	—
Intercompany note receivable	—	7,803	35,288	—	(43,091)	—
Investments	33,494	21,210	71,689	—	—	126,393
Deferred financing fees, net	11,114	22,868	7,944	80	—	42,006
Other assets	20,110	1,018	19,839	14,745	—	55,712

Total assets	$2,129,848	$4,460,524	$1,350,677	$1,815,657	$(2,769,638)	$6,987,068

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$—	$47,157	$—	$311,266	$—	$358,423
Secured credit facilities	—	1,938,273	42,179	470,000	—	2,450,452
Term debt	—	1,774,475	5,273	—	—	1,779,748
Convertible debt	555,000	—	—	—	—	555,000
Subordinated debt	—	—	231,959	—	—	231,959
Stock dividend payable	280,720	—	—	—	—	280,720
Cash dividend payable	70,202	—	—	—	—	70,202
Other liabilities	3,661	22,228	41,112	1,453	(7,828)	60,626
Intercompany note payable	20,327	22,764	—	—	(43,091)	—

Total liabilities	929,910	3,804,897	320,523	782,719	(50,919)	5,787,130
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,404	—	—	—	—	1,404
Additional paid-in capital	1,248,745	278,656	362,137	1,025,690	(1,666,483)	1,248,745
Retained earnings	46,783	377,492	668,762	7,248	(1,053,502)	46,783
Deferred compensation	(65,729)	—	—	—	—	(65,729)
Accumulated other comprehensive loss, net	(1,339)	(521)	(745)	—	1,266	(1,339)
Treasury stock, at cost	(29,926)	—	—	—	—	(29,926)

Total shareholders’ equity	1,199,938	655,627	1,030,154	1,032,938	(2,718,719)	1,199,938

Total liabilities and shareholders’ equity	$2,129,848	$4,460,524	$1,350,677	$1,815,657	$(2,769,638)	$6,987,068

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Three Months Ended March 31, 2006

		CapitalSource Finance LLC

		Combined	Combined	Other
		Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest income	$556	$115,188	$16,319	$64,816	$(1,381)	$195,498
Fee income	—	28,940	(1,511)	14,113	—	41,542

Total interest and fee income	556	144,128	14,808	78,929	(1,381)	237,040
Operating lease income	—	—	—	4,625	—	4,625

Total investment income	556	144,128	14,808	83,554	(1,381)	241,665
Interest expense	5,313	53,415	5,527	34,908	(1,381)	97,782

Net investment (loss) income	(4,757)	90,713	9,281	48,646	—	143,883
Provision for loan losses	—	—	10,321	4,392	—	14,713

Net investment (loss) income after provision for loan losses	(4,757)	90,713	(1,040)	44,254	—	129,170

Operating expenses:
Compensation and benefits	—	931	32,389	—	—	33,320
Other administrative expenses	3,597	548	13,614	3,072	(3,532)	17,299

Total operating expenses	3,597	1,479	46,003	3,072	(3,532)	50,619

Other income (expense):
Diligence deposits forfeited	—	—	2,267	—	—	2,267
Loss on investments, net	—	—	(251)	—	—	(251)
Gain on derivatives	—	411	115	—	—	526
Loss on residential mortgage investment portfolio	—	—	—	(6,106)	—	(6,106)
Other income, net of expenses	—	229	9,793	(2,582)	(3,532)	3,908
Earnings in subsidiaries	73,648	—	82,246	55,125	(211,019)	—
Intercompany	—	(7,628)	7,628	—		—

Total other income (expense)	73,648	(6,988)	101,798	46,437	(214,551)	344
Noncontrolling interests expense	—	—	—	(861)	—	(861)

Net income before income taxes and cumulative effect of accounting change	65,294	82,246	54,755	86,758	(211,019)	78,034
Income taxes	—	—	—	13,110	—	13,110

Net income before cumulative effect of accounting change	65,294	82,246	54,755	73,648	(211,019)	64,924

Cumulative effect of accounting change, net of taxes	—	—	370	—	—	370

Net income	$65,294	$82,246	$55,125	$73,648	$(211,019)	$65,294

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Three Months Ended March 31, 2005

		CapitalSource Finance LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Net interest and fee income:
Interest income	$—	$95,480	$13,744	$(650)	$108,574
Fee income	—	9,402	17,081	—	26,483

Total interest and fee income	—	104,882	30,825	(650)	135,057
Interest expense	4,199	30,306	731	(650)	34,586

Net investment income	(4,199)	74,576	30,094	—	100,471
Provision for loan losses	—	—	9,902	—	9,902

Net investment income after provision for loan losses	(4,199)	74,576	20,192	—	90,569
Operating expenses:
Compensation and benefits	—	413	20,953	—	21,366
Other administrative expenses	158	130	8,966	—	9,254

Total operating expenses	158	543	29,919	—	30,620
Other income (expense):
Diligence deposits forfeited	—	—	1,148	—	1,148
Gain on investments, net	—	—	2,128	—	2,128
Gain (loss) on derivatives	—	1,041	(968)	—	73
Other income, net of expenses	—	672	289	—	961
Earnings in subsidiaries	68,616	—	76,991	(145,607)	—
Intercompany	—	1,245	(1,245)	—	—

Total other income	68,616	2,958	78,343	(145,607)	4,310

Net income before income taxes	64,259	76,991	68,616	(145,607)	64,259
Income taxes	25,061	—	—	—	25,061

Net income	$39,198	$76,991	$68,616	$(145,607)	$39,198

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2006

		CapitalSource Finance LLC

		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$65,294	$82,246	$55,125	$73,648	$(211,019)	$65,294
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	785	—	—	—	—	785
Restricted stock expense	—	—	5,752	—	—	5,752
Loss on extinguishment of debt	—	—	—	2,582	—	2,582
Non-cash prepayment fee	—	—	(8,353)	—	—	(8,353)
Cumulative effect of accounting change, net of taxes	—	—	(370)	—	—	(370)
Amortization of deferred loan fees	—	(9,583)	6,692	(17,267)	—	(20,158)
Interest on paid-in-kind loans	—	2,207	(2,164)	(1,317)	—	(1,274)
Provision for loan losses	—	—	10,321	4,392	—	14,713
Amortization of deferred financing fees and discounts	632	5,928	153	1,054	—	7,767
Depreciation and amortization	—	2	712	1,635	—	2,349
Benefit for deferred income taxes	—	—	—	(1,651)	—	(1,651)
Non-cash loss on investments, net	—	—	1,236	—	—	1,236
Gain on derivatives	—	(411)	(115)	—	—	(526)
Unrealized loss on residential mortgage investment portfolio	—	—	—	17,366	—	17,366
Net increase in mortgage-backed securities pledged, trading	—	—	—	(103,214)	—	(103,214)
Amortization of discount on mortgage-backed securities, trading	—	—	—	(1,468)	—	(1,468)
Decrease (increase) in loans held-for-sale, net	—	1,982	(79,963)	—	—	(77,981)
Decrease (increase) in intercompany note receivable	—	1,061	(23,125)	—	22,064	—
Decrease (increase) in other assets	20,036	420	(1,561)	(59,511)	4,378	(36,238)
Increase (decrease) in other liabilities	3,613	184	(10,265)	17,807	(4,916)	6,423
Net transfers with subsidiaries	(651,702)	(177,213)	89,164	528,732	211,019	—

Cash (used in) provided by operating activities	(561,342)	(93,177)	43,239	462,788	21,526	(126,966)
Investing activities:
Decrease (increase) in restricted cash	—	48,039	22,212	(36,910)	—	33,341
Acquisition of mortgage-related receivables, net	—	—	—	(2,493,503)	—	(2,493,503)
Increase in receivables under repurchase agreements, net	—	(36,889)	—	—	—	(36,889)
Decrease (increase) in loans, net	—	505,621	(329,903)	(544,781)	538	(368,525)
Acquisition of real estate, net of cash acquired	—	—	—	(7,180)	—	(7,180)
Disposal (acquisition) of investments, net	33,405	—	(6,841)	—	—	26,564
Acquisition of property and equipment, net	—	(32)	(923)	180	—	(775)

Cash provided by (used in) investing activities	33,405	516,739	(315,455)	(3,082,194)	538	(2,846,967)
Financing activities:
Payment of deferred financing fees	(2,450)	(89)	(1,525)	(6,489)	—	(10,553)
Increase (decrease) in intercompany note payable	24,640	(2,576)	—	—	(22,064)	—
Borrowings under repurchase agreements, net	—	31,613	—	64,825	—	96,438
Borrowings on unsecured credit facilities, net	250,000	—	—	—	—	250,000
(Repayments of) borrowings on secured credit facilities, net	—	(51,223)	65,244	149,000	—	163,021
Borrowings of term debt	—	—	1,512	2,447,870	—	2,449,382
Repayments of term debt	—	(398,194)	(21)	—	—	(398,215)
Borrowings of subordinated debt	—	—	50,000	—	—	50,000
Proceeds from issuance of common stock, net of offering costs	395,837	—	—	—	—	395,837
Proceeds from exercise of options	1,711	—	—	—	—	1,711
Tax benefits on share-based payments	—	—	—	1,677	—	1,677
Payment of dividends	(143,777)	—	—	—	—	(143,777)

Cash provided by (used in) financing activities	525,961	(420,469)	115,210	2,656,883	(22,064)	2,855,521

(Decrease) increase in cash and cash equivalents	(1,976)	3,093	(157,006)	37,477	—	(118,412)
Cash and cash equivalents as of beginning of period	2,038	145,065	156,571	20,222	—	323,896

Cash and cash equivalents as of end of period	$62	$148,158	$(435)	$57,699	$—	$205,484

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2005

		CapitalSource Finance LLC

		Combined	Combined
		Non-Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$39,198	$76,991	$68,616	$(145,607)	$39,198
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	132	—	—	—	132
Restricted stock expense	2,145	—	—	—	2,145
Restricted stock activity	6	—	—	—	6
Amortization of deferred loan fees	—	—	(15,159)	—	(15,159)
Interest on paid-in-kind loans	—	(2,858)	(1,392)	—	(4,250)
Provision for loan losses	—	—	9,902	—	9,902
Amortization of deferred financing fees	579	3,933	278	—	4,790
Depreciation and amortization	—	—	644	—	644
Benefit for deferred income taxes	(425)	—	—	—	(425)
Non-cash gain on investments, net	—	—	(2,726)	—	(2,726)
(Gain) loss on derivatives	—	(1,041)	968	—	(73)
Decrease in intercompany note receivable	—	—	2,998	(2,998)	—
(Increase) decrease in other assets	(45)	2,216	652	—	2,823
Increase (decrease) in other liabilities	14,294	207	(26,083)	(650)	(12,232)
Net transfers with subsidiaries	(56,080)	(99,160)	9,633	145,607	—

Cash (used in) provided by operating activities	(196)	(19,712)	48,331	(3,648)	24,775
Investing activities:
(Increase) decrease in restricted cash	—	(4,295)	71,816	—	67,521
Increase in loans, net	—	(267,000)	(135,104)	650	(401,454)
Acquisition of investments, net	—	—	(3,691)	—	(3,691)
Acquisition of property and equipment, net	—	—	(1,290)	—	(1,290)

Cash used in investing activities	—	(271,295)	(68,269)	650	(338,914)
Financing activities:
Payment of deferred financing fees	(85)	(544)	(17)	—	(646)
Decrease in intercompany note payable	—	(2,998)	—	2,998	—
Borrowings on secured credit facilities, net	—	486,837	64,665	—	551,502
Borrowings of term debt	—	—	11,335	—	11,335
Repayments of term debt	—	(279,723)	(86,937)	—	(366,660)
Proceeds from exercise of options	281	—	—	—	281

Cash provided by (used in) financing activities	196	203,572	(10,954)	2,998	195,812

Decrease in cash and cash equivalents	—	(87,435)	(30,892)	—	(118,327)
Cash and cash equivalents as of beginning of period	—	170,532	35,545	—	206,077

Cash and cash equivalents as of end of period	$—	$83,097	$4,653	$—	$87,750

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Shareholders’ Equity

Common Stock Shares Outstanding
      Common stock share activity for the three months ended March 31, 2006 was as follows:

Outstanding as of December 31, 2005	140,405,766
Issuance of common stock	31,338,055
Exercise of options	195,392
Restricted stock and other stock grants, net	426,360

Outstanding as of March 31, 2006	172,365,573

Earnings and Profits Dividend
      As required by REIT tax rules, in January 2006, we paid a special dividend of $2.50 per share, or $350.9 million in the aggregate, representing our estimate at that time of our cumulative undistributed earnings and profits, including earnings and profits of some of our predecessor entities, from our inception through December 31, 2005. We paid this special dividend $70.2 million in cash and $280.7 million in 12.3 million shares of common stock. To the extent we determine that this special dividend did not include all of our cumulative undistributed earnings and profits through December 31, 2005, we intend to dividend any additional amounts prior to December 31, 2006.

Equity Offering
      In March 2006, we sold 17.6 million shares of our common stock in a public offering at a price of $23.50 per share, including the 1.6 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of $395.7 million, which were used to repay outstanding borrowings under our credit facilities.

Dividend Reinvestment and Stock Purchase Plan
      In March 2006, we began offering a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. Purchases of common stock pursuant to the DRIP were not significant for the three months ended March 31, 2006.

Note 12.	Income Taxes
      We will elect to be taxed as a REIT under the Internal Revenue Code (the “Code”) commencing with our taxable year ending December 31, 2006. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. We will continue to be subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). If we fail to qualify as a REIT in any taxable year, all of our taxable income would be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). We will still be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.
      As certain of our subsidiaries are TRSs, we continue to report a provision for income taxes within our financial statements. We use the asset and liability method of accounting for income taxes. Under the asset

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.
      During the three months ended March 31, 2006, we recorded $13.1 million of income tax expense. Our effective income tax rate for the three months ended March 31, 2006 attributable to our TRSs was 38.6%, and the effective tax rate on our consolidated net income was 16.8%. The reconciliations of the consolidated effective income tax rate and the federal statutory corporate income tax rate for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,

	2006	2005

Federal statutory rate	35.0%	35.0%
Benefit of REIT election	(14.6)	—
State income taxes, net of federal tax benefit	2.7	3.8
Other	(0.2)	0.2

Estimated annual effective income tax rate	22.9	39.0
Discrete item — Benefit for reversal of net deferred tax liabilities(1)	(6.1)	—
Current quarter effective income tax rate	16.8%	39.0	%(2)

(1)	In connection with our REIT election, we reversed net deferred tax liabilities of $4.7 million, relating to REIT qualifying activities, into income during the three months ended March 31, 2006.

(2)	We provided for income taxes on the income earned for the three months ended March 31, 2005 based on a 39.0% effective tax rate. However, we provided for income taxes on the total income earned in 2005 based on a 38.8% effective tax rate. This decrease in the effective tax rate was the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2004 plus a change in the estimated tax rate for 2005 which was accounted for in the third quarter 2005.

Note 13.	Comprehensive Income
      Comprehensive income for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31,

	2006	2005

	($ in thousands)
Net income	$65,294	$39,198
Unrealized gain (loss) on available-for-sale securities, net of tax	612	(330)
Unrealized gain on cash flow hedges, net of tax	1,270	31

Comprehensive income	$67,176	$38,899

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accumulated other comprehensive income (loss) as of March 31, 2006 and December 31, 2005 was as follows:

	March 31,	December 31,
	2006	2005

	($ in thousands)
Unrealized loss on available-for-sale securities, net of tax	$(206)	$(818)
Unrealized gain (loss) on cash flow hedges, net of tax	749	(521)

Accumulated other comprehensive income (loss)	$543	$(1,339)

Note 14.	Net Income per Share
      The computations of basic and diluted net income per share for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,

	2006	2005

	($ in thousands, except per share
	data)
Basic net income per share:
Net income	$65,294	$39,198
Average shares — basic	149,722,991	116,398,277
Basic net income per share	$0.44	$0.34

Diluted net income per share:
Net income	$65,294	$39,198
Average shares — basic	149,722,991	116,398,277
Effect of dilutive securities:
Stock dividend declared(1)	3,276,377	—
Option shares	483,869	878,226
Unvested restricted stock	959,723	195,603
Stock units	7,612	—
Non-managing member units	—	—
Convertible debt	—	—
Written call option	—	—

Average shares — diluted	154,450,572	117,472,106

Diluted net income per share	$0.42	$0.33

(1)	All conditions were not met for inclusion in the basic net income per share calculation until such shares were issued on January 25, 2006.

Note 15.	Stock-Based Compensation

Equity Incentive Plan
      Effective with our initial public offering on August 6, 2003, our Board of Directors and shareholders adopted the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan (the “Plan”). A total of 14.0 million shares of common stock were reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) ten years after the effective date of the Plan. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. As of March 31, 2006, there were 4.0 million shares remaining available for issuance under the Plan. In April 2006, our Board of Directors and shareholders approved an amendment and restatement of the Plan which, among other things, increased the total shares of common stock reserved for issuance under the Plan from 14.0 million to 33.0 million and extended the termination date of the Plan until 2016.
      Pursuant to the Plan, we have granted shares of restricted common stock to certain employees and non-employee directors of the Board of Directors, which vest over time, generally between one and five years. Of the 14.0 million shares initially authorized for awards under the Plan, up to 5.0 million shares were initially authorized to be granted in the form of restricted stock. As of March 31, 2006, there were 0.5 million shares of the initially authorized 5.0 million shares available for issuance as restricted stock under the Plan. The amendment and restatement of the Plan discussed above eliminated the 5.0 million limit on the number of shares that may be issued in the form of restricted stock.

Adoption of SFAS No. 123(R)
      On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”), as it relates to the Plan described above. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized from the exercise of stock options to be classified as financing cash flows, rather than as operating cash flows.
      Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments to employees using the intrinsic value method in accordance with APB 25 and related interpretations, as permitted under SFAS No. 123, and as such, generally recognized no compensation cost for employee stock options. In accordance with APB 25, compensation cost was only recognized for our options and restricted stock granted to employees where the exercise price was less than the market price of the underlying common stock on the date of grant. We adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized beginning on January 1, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, our consolidated financial statements from prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
      As a result of adopting SFAS No. 123(R), we recorded a cumulative effect of accounting change of $0.4 million (or $0.00 per diluted share), net of taxes, in our accompanying consolidated statement of income resulting from the requirement to estimate forfeitures for unvested awards at the date of grant instead of recognizing them as incurred. Our net income for the three months ended March 31, 2006 is $0.1 million lower than if we had continued to account for stock-based compensation under APB 25. There was not any impact on basic or diluted net income per share as a result of the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) also had the impact of reducing net operating cash flows and increasing net financing cash flows by the $1.7 million excess tax benefit recognized for the three months ended March 31, 2006.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on reported net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three months ended March 31, 2005 ($ in thousands, except per share data):

Net income as reported	$39,198
Add back: Stock-based compensation expense from options included in reported net income, net of tax	81
Deduct: Total stock-based compensation expense determined under fair value-based method for all option awards, net of tax	(461)

Pro forma net income	$38,818

Net income per share:
Basic — as reported	$0.34

Basic — pro forma	$0.33

Diluted — as reported	$0.33

Diluted — pro forma	$0.33

      Total compensation cost recognized in income pursuant to the Plan was $6.5 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. The following disclosures are being provided pursuant to the requirements of SFAS No. 123(R).

Stock Options
      Option activity for the three months ended March 31, 2006 was as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Options	Price	(in years)	Intrinsic Value

				($ in thousands)
Outstanding as of December 31, 2005	2,587,312	$15.34
Granted	91,500	22.79
Exercised	(195,392)	8.76
Forfeited	(48,401)	18.41

Outstanding as of March 31, 2006	2,435,019	$16.08	7.99	$21,417

Vested or expected to vest as of March 31, 2006	2,225,247	$15.75	0.80	$20,320

Exercisable as of March 31, 2006	897,144	$12.65	7.28	$10,970

      For the three months ended March 31, 2006 and 2005, the weighted average grant date fair value of options granted was $1.79 and $8.36, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $3.1 million and $0.8 million, respectively. As of March 31, 2006, the total unrecognized compensation cost related to nonvested options granted pursuant to the Plan was $6.2 million. This cost is expected to be recognized over a weighted average period of 1.45 years.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Black-Scholes weighted average option-pricing model is used to estimate the fair value of each option grant on its grant date. The assumptions used in this model for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,

	2006	2005

Dividend yield	7.88%	—
Expected volatility	20%	30%
Risk-free interest rate	4.56%	3.99%
Expected life	4 years	6 years
      The dividend yield is computed based on annualized dividends and the average share price for the quarter. Prior to our decision to elect to be taxed as a REIT for the year commencing January 1, 2006, we did not pay dividends and this assumption was not applicable. Prior to 2006, expected volatility was based on the historical volatility of our common stock. In connection with our REIT election, we changed our method of computing the expected volatility to be based on the average volatility of the common stock of selected competitor REITs as our historical volatility is no longer an indicator of our future volatility. The risk-free interest rate is the U.S. Treasury yield curve in effect at the time of grant based on the expected life of options. The expected life of our options granted represents the period of time that options are expected to be outstanding. Also in connection with our REIT election, we shortened the expected life of our options as we expect earlier option exercises since options are not adjusted for any quarterly cash dividends we pay as a REIT.

Restricted Stock
      Restricted stock activity for the three months ended March 31, 2006 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested as of December 31, 2005	3,873,124	$22.08
Granted	1,150,781	23.72
Vested	(476,032)	23.09
Forfeited	(66,888)	21.51

Nonvested as of March 31, 2006	4,480,985	$22.40

      The fair value of nonvested restricted stock is determined based on the closing trading price of our common stock on the grant date. The weighted average grant date fair value of restricted stock granted during the three months ended March 31, 2006 and 2005 was $23.72 and $23.04, respectively. The total fair value of restricted stock vested during the three months ended March 31, 2006 was $11.6 million. No restricted stock vested during the three months ended March 31, 2005. As of March 31, 2006, the total unrecognized compensation cost related to nonvested restricted stock granted pursuant to the Plan was $81.8 million. This cost is expected to be recognized over a weighed average period of 2.10 years.

Note 16.	Commitments and Contingencies
      As of March 31, 2006, we had issued $186.5 million in letters of credit which expire at various dates over the next eight years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $4.2 million, in other assets in the accompanying consolidated balance sheet as of March 31, 2006.
      From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 17.	Operating Segments
      As discussed in Note 2, Summary of Significant Accounting Policies, on January 1, 2006 we began operating as two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Prior to 2006, we operated as a single business segment as substantially all of our activity was related to our commercial lending and investment business. The financial results of our operating segments as of and for the three months ended March 31, 2006 were as follows:

	Commercial
	Lending &	Residential
	Investment	Mortgage Investment	Consolidated Total

		($ in thousands)
Total interest and fee income	$209,670	$27,370	$237,040
Operating lease income	4,625	—	4,625
Interest expense	72,833	24,949	97,782
Provision for loan losses	14,412	301	14,713
Operating expenses(1)	48,365	2,254	50,619
Other income (expense)(2)	6,450	(6,106)	344
Noncontrolling interests expense	(861)	—	(861)

Net income (loss) before income taxes and cumulative effect of accounting change	84,274	(6,240)	78,034
Income taxes	13,110	—	13,110

Net income (loss) before cumulative effect of accounting change	71,164	(6,240)	64,924
Cumulative effect of accounting change, net of taxes	370	—	370

Net income (loss)	$71,534	$(6,240)	$65,294

Total assets	$7,048,508	$5,756,628	$12,805,136

(1)	Operating expenses of our Residential Mortgage Investment segment consist primarily of direct expenses related to compensation and benefits, professional fees paid to our investment manager and other direct expenses.

(2)	Other income (expense) for our Residential Mortgage Investment segment includes the net of interest income and expense accruals related to certain of our derivatives along with the changes in fair value of our investments and related derivatives.
      The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Subsequent Events
      On April 11, 2006, we completed a $782.3 million term debt securitization. Consistent with all of our prior term debt securitizations, we recorded this transaction as an on-balance sheet financing. The transaction covers the sale of $715.8 million of floating-rate asset-backed notes, which are backed by a $782.3 million diversified pool of commercial loans from our commercial lending portfolio. The offered notes represent 91.5% of the collateral pool, and we retained an 8.5% interest in the collateral pool. The blended pricing for the offered notes (excluding fees) was 30-day LIBOR plus 25.3 basis points. We used the proceeds to repay outstanding indebtedness under certain of our credit facilities.
      In April 2006, we decreased the maximum facility amount of our $1.6 billion credit facility with Citigroup Global Markets Inc. to $600.0 million. We used the proceeds from our April 2006 term debt securitization discussed above and from other financing sources to repay $762.0 million under this facility.
      On April 28, 2006, we amended our $1.0 billion credit facility with Wachovia Capital Markets LLC to increase the number of lenders participating in the facility, increase the amount of the facility to $1.2 billion and extend the maturity date to April 27, 2007 from April 28, 2006.
      In April 2006, we received proceeds of $11.4 million for direct purchases related to the DRIP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
      More detailed information about the factors that could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements are contained herein in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors, and in those same captioned sections of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 8, 2006.
      The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes in this Form 10-Q.
Overview and Highlights
      We are a specialized finance company providing financing to small and medium-sized businesses. We also selectively make equity investments, engage in asset management and servicing activities and invest in real estate and residential mortgage assets. We intend to qualify as a real estate investment trust (“REIT”) in 2006.
      Through our commercial lending and investment activities, our primary goal is to be the lender of choice for small and medium-sized businesses with annual revenues generally ranging from $5 million to $500 million that require customized and sophisticated debt financing. Since our inception in September 2000, we have operated through three principal commercial lending businesses:

•	Structured Finance, which generally engages in commercial and residential real estate lending and also provides asset-based lending to finance companies;

•	Healthcare and Specialty Finance, which generally provides asset-based revolving lines of credit, first mortgage loans, sale-leaseback financing, equipment financing and other senior and mezzanine loans to healthcare businesses and a broad range of other companies; and

•	Corporate Finance, which generally provides senior and mezzanine loans principally to businesses backed by private equity sponsors.

      Although we make commercial loans greater than $50 million, our loans generally range from $1 million to $50 million, with an average commercial loan size as of March 31, 2006 of $6.7 million, and generally have a maturity of two to five years. Substantially all of our commercial loans require monthly interest payments at variable rates. In many cases, our commercial loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. During the three months ended March 31, 2006, we closed on commercial loans representing aggregate commitments of $1.2 billion.

REIT Election
      We will elect to be taxed as a REIT commencing with our taxable year ending December 31, 2006. Our decision to operate as a REIT represents an evolution of our strategy, as real estate based lending has comprised a significant percentage of our origination activities since inception. As a REIT, we will continue to offer each of our traditional lending products, including corporate loans through our taxable REIT subsidiaries, or TRSs. We believe that our after-tax returns on our real estate based lending and investment products will be enhanced by our new structure because, as a REIT, the earnings from these products that we distribute to our shareholders generally will not be subject to corporate-level tax. In addition, we intend to expand into complementary real estate based products and services that we consider natural extensions of our historical loan product offerings and services. Due to the efficiencies inherent in the REIT structure, we believe that we can originate these complementary, and generally lower yielding, real estate based products and continue to attain our targeted return on our equity.

Internal Reorganization
      To prepare for our operation as a REIT, we divided our loan portfolio by separating the majority of our real estate based commercial loans and investments, which constitute “qualifying” REIT assets, from our other assets. We now hold the majority of our non-qualifying assets in TRSs. The earnings we derive from our TRS operations will continue to be subject to corporate-level tax. We expect that we will continue to fund qualifying REIT assets through CSE Mortgage LLC and its subsidiaries, and will fund all other assets generally through CapitalSource TRS Inc. and its subsidiaries. The following diagram illustrates our current organizational structure:
      We believe that this internal restructuring, like our REIT election itself, has been transparent to our clients and will not materially affect our day-to-day operations. We do not anticipate that our existing origination, servicing and underwriting operations will materially change as a result of our REIT election and internal restructuring. The employees who conduct these operations are employees of CapitalSource Finance LLC (“CapitalSource Finance”), a wholly owned subsidiary of CapitalSource TRS Inc. In January 2006, we began paying CapitalSource Finance a management fee for services rendered to us, calculated and paid monthly in arrears, in an amount equal to 1.75% of the month-end value of our shareholders’ equity, computed in accordance with United States generally accepted accounting principles (“GAAP”), adjusted to exclude the effects of:

•	any unrealized gains, losses or other items that do not affect realized net income;

•	our direct or indirect ownership interest in our TRSs; and

•	one-time events affecting the computation of equity as a result of changes in GAAP.
In addition, the management fee payable is reduced by all amounts paid during a particular month to CapitalSource Finance by any client in respect of the origination or servicing of any investment in qualifying REIT assets we make or propose to make. The management fee is eliminated in consolidation in accordance with GAAP.

Residential Mortgage Investment Strategy
      To facilitate compliance with REIT qualification rules and to begin to optimize the value of the REIT structure, we now invest in residential mortgage loans and residential mortgage-backed securities. Through March 31, 2006, we had purchased $3.4 billion of Freddie Mac- and Fannie Mae-guaranteed mortgage-backed pass-through certificates backed by conforming prime mortgage loans that were originated as hybrid adjustable rate mortgages, financed primarily through repurchase agreements. We also have acquired $2.5 billion in prime residential mortgage whole loans which we financed primarily with $2.4 billion of term debt issued in owner trust securitizations. While these residential mortgage assets are lower yielding than the assets we originate in our commercial lending and investment activities, our strategy is to purchase these residential mortgage assets to help us meet the asset and income tests with which REITs are required to comply, to further diversify our asset portfolio and, by using appropriate leverage, to generate what we believe to be appropriate risk adjusted returns in a tax-efficient REIT structure. Due to the significant differences in asset type and funding strategy between our residential mortgage assets and our commercial lending and investment assets, on January 1, 2006 we began reporting our operations in two segments: Residential Mortgage Investment, which encompasses only our residential mortgage investing activities, and Commercial Lending & Investment, which encompasses our traditional commercial lending, investing and related activities.

Goals

Operating as a REIT
      This will be our first year operating as a REIT. We expect to continue to invest significant resources throughout 2006 in real estate based financing opportunities, particularly as we develop our new, complementary loan product offerings, including sale-leaseback financings. In addition, we anticipate that in 2006 we will devote more management resources to monitoring our REIT status, as complying with the various asset and income tests is particularly challenging for mortgage REITs. While we believe our expenses generally will continue to decrease as a percentage of our average total assets, as we continue to monitor our operating expenses and spread these expenses over a growing portfolio of assets, it will be our goal to minimize the costs, including opportunity costs, of these investments in our future operations as a REIT.

Developing Our Residential Mortgage Investment Business
      We intend to continue to expand our residential mortgage investment business through additional hiring and other investments as necessary to enable us to comply with REIT qualification rules. The addition of this business poses operational challenges, as the underwriting, origination and asset management models for our residential mortgage investment business differ from the models we have traditionally deployed in our commercial lending and investment business. These differences may produce some difficulties, at least initially, until our employees gain familiarity with the models for our new business. Our shareholders, too, may require time to get acclimated to the addition of our new business, as our yields, leverage and other key reporting metrics of our residential mortgage investment business will vary from those of our traditional commercial lending and investment business.

Accessing External Funding
      Since inception, our commercial lending and investment business has depended on our access to external sources of financing and the cost of such funds. We have funded our business through a combination of repurchase agreements, secured and unsecured credit facilities, secured term debt transactions accounted for as on-balance sheet financings, convertible debt, subordinated debt, equity and retained earnings. Going forward, we expect to depend on external sources of capital more than we have in the past. This dependency results, in part, from the fact that we will be required to distribute to our shareholders at least 90% of our REIT taxable income to qualify as a REIT, including taxable income where we do not receive corresponding cash, and we will be required to distribute 100% of our REIT taxable income to eliminate corporate-level income tax on our REIT taxable income. We are not required to distribute the taxable income related to our TRSs and, therefore, have the flexibility to retain these earnings. We intend to pay dividends at least equal to 100% of the REIT’s taxable income. We intend to cause our TRSs to pay dividends to us to supplement our REIT taxable income, subject to the REIT gross income limitations. If we are limited in the amount of dividends we can receive from our TRSs, we intend to use other sources of cash to fund dividend payments. In addition, our residential mortgage investment business requires the development of additional external funding sources and is characterized by significantly higher leverage than our traditional commercial lending and investment business.
      Our financing goal is to maintain balanced and diverse funding sources while minimizing our cost of funds. In addition to our intention to raise equity capital from time to time, we plan to continue to finance our business primarily with debt. To that end, we will seek to manage our overall level of leverage both through existing and new sources of debt capital. Existing sources of debt capital for our commercial lending and investment activities include warehouse credit facilities, unsecured credit facilities, term debt securitizations, repurchase agreements and the issuance of subordinated debt. We also plan to raise debt capital through sources that we have not previously accessed such as senior and subordinated unsecured term debt and deposits at CapitalSource Bank, our wholly owned Utah industrial bank subsidiary, assuming it receives FDIC approval and commences operations. Moreover, we expect to continue to rely on repurchase agreements, term debt issued in owner trust securitizations and other funding sources to grow our residential mortgage investment business. As a result of these financing activities, our overall leverage increased during the first quarter of 2006 and we expect it to continue to increase throughout 2006.
Consolidated Results of Operations
      Our consolidated revenue consists of interest and fees from our loans, interest on our residential mortgage investments, operating lease income and, to a lesser extent, other income which includes unrealized appreciation (depreciation) on certain equity investments and derivatives, gains (losses) on the sale of investments, unrealized appreciation (depreciation) on our residential mortgage investments and related derivatives, third-party loan servicing income, income from fee generating business and deposits forfeited by our prospective borrowers. Our expenses consist principally of interest expense on our borrowings and operating expenses, which include compensation and employee benefits and other administrative expenses.
      As discussed above, on January 1, 2006 we began operating as two reportable segments; 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment includes our commercial lending and investment business and our Residential Mortgage Investment segment includes all of our activities related to our investments in residential mortgage loans and residential mortgage-backed securities. The discussion that follows differentiates our results of operations between our segments.

Explanation of Key Reporting Metrics
      Interest Income. In our Commercial Lending & Investment segment, interest income represents interest earned on our commercial loans. The majority of these loans charge interest at variable rates that generally adjust daily, with an increasing number of loans charging interest at fixed rates. As of March 31, 2006 and December 31, 2005, 6% of our loans had fixed rates of interest. In our Residential Mortgage Investment segment, interest income represents interest earned on our residential mortgage loans and mortgage-backed securities.

      Fee Income. In our Commercial Lending & Investment segment, fee income represents net fee income earned from our commercial loan operations. Fee income includes the amortization of loan origination fees, net of the direct costs of origination, the amortization of original issue discount, the amortization of the discount or premium on loans acquired, the amortization of fees related to syndicated loans that we originate and other fees charged to borrowers. We amortize these loan fees into income over the life of our loans and do not take loan fees into income when a loan closes. Loan prepayments may materially affect fee income since, in the period of prepayment, the amortization of remaining net loan origination fees and discounts is accelerated and prepayment penalties may be assessed on the prepaid loans and recognized in the period of the prepayment. We consider both the acceleration of any unamortized fees and fees related to prepayment penalties to be prepayment-related fee income. We currently do not generate fee income in our Residential Mortgage Investment segment.
      Operating Lease Income. In our Commercial Lending & Investment segment, operating lease income represents lease income earned on our sale-leaseback transactions. Our operating leases typically include fixed rental payments, subject to escalation over the life of the lease. We project a minimum escalation rate for the leases and recognize operating lease income on a straight-line basis over the life of the lease. We currently do not generate any operating lease income in our Residential Mortgage Investment segment.
      Interest Expense. Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. In our Commercial Lending & Investment segment, our borrowings consist of secured and unsecured credit facilities, term debt, convertible debt and subordinated debt. In our Residential Mortgage Investment segment, our borrowings consist of repurchase agreements and term debt securitizations. The majority of our borrowings charge interest at variable rates based primarily on 30-day LIBOR or commercial paper rates plus a margin. Currently our convertible debt, two series of our subordinated debt and our term debt issued in connection with our investments in mortgage-related receivables bear a fixed rate of interest. As our borrowings increase and as short term interest rates rise, our interest expense will increase. Deferred financing fees and the costs of acquiring debt, such as commitment fees and legal fees, are amortized over the shorter of either the first call period or the contractual maturity of the borrowing as appropriate. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of remaining deferred financing fees and debt acquisition costs is accelerated.
      Provision for Loan Losses. We record a provision for loan losses in both our Commercial Lending & Investment segment and our Residential Mortgage Investment segment. The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan losses inherent in our commercial lending portfolio and in our portfolio of residential mortgage-related receivables. As the size and mix of loans within these portfolios change, or if the credit quality of the portfolios change, we record a provision to appropriately adjust the allowance for loan losses.
      Other Income. In our Commercial Lending & Investment segment, other income (expense) consists of gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with the United States Department of Housing and Urban Development, or HUD, origination activities, third-party servicing income and other miscellaneous fees and expenses not attributable to our commercial lending and investment operations. In our Residential Mortgage Investment segment, other income (expense) consists of unrealized appreciation (depreciation) on our residential mortgage investments and gains (losses) on related derivatives.
      Operating Expenses. Operating expenses for both our Commercial Lending & Investment segment and our Residential Mortgage Investment segment include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses.
      Income Taxes. We will elect to be taxed as a REIT under the Internal Revenue Code (the “Code”) commencing with our taxable year ending December 31, 2006. Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities, but we will continue to be subject to corporate-level tax on the earnings we derive from our TRSs. We do not expect our Residential Mortgage Investment segment to be subject to corporate-level tax as all assets are considered REIT qualifying assets. Our Commercial Lending &

Investment segment will remain subject to corporate-level income tax. We were responsible for paying federal, state and local income taxes on all of our income through December 31, 2005.
      Adjusted Earnings. Adjusted earnings represents net income as determined in accordance with GAAP, adjusted for real estate depreciation, amortization of deferred financing fees, unrealized gains and losses on our residential mortgage investment portfolio and related derivatives, unrealized gains and losses on other derivatives and foreign currencies, net gains and losses on investments, provision for loan losses, charge offs, recoveries, non-recurring items and the cumulative effect of changes in accounting principles, with appropriate adjustments of the foregoing for income taxes. We view adjusted earnings and the related per share measures as useful and appropriate supplements to net income and earnings per share. These measures serve as an additional measure of our operating performance because they facilitate evaluation of the company without the effects of certain adjustments determined in accordance with GAAP that may not necessarily be indicative of current operating performance. Adjusted earnings should not be considered as an alternative to net income or cash flows (each computed in accordance with GAAP). Instead, adjusted earnings should be reviewed in connection with income and cash flows from operating, investing and financing activities in our consolidated financial statements, to help analyze how our business is performing. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

Operating Results for the Three Months Ended March 31, 2006
      Our results of operations continue to be driven primarily by our rapid growth. The most significant factors influencing our results of operations for the three months ended March 31, 2006 and 2005 described in this section were:

•	Significant growth in our commercial loan portfolio;

•	Purchases of investments in residential mortgage loans and mortgage-backed securities;

•	Increased borrowings to fund our growth;

•	Increased operating expenses, consisting primarily of higher employee compensation directly related to increases in the number of employees necessary to operate and manage our Commercial Lending & Investment segment and our Residential Mortgage Investment segment;

•	Addition of operating lease income related to our sale-leaseback transaction;

•	Increased short-term interest rates and;

•	Decreased lending and borrowing spreads.

      Our consolidated operating results for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 were as follows:

	Three Months Ended
	March 31,

	2006	2005	$ Change	% Change

	($ in thousands)
Interest income	$195,498	$108,574	$86,924	80%
Fee income	41,542	26,483	15,059	57%
Operating lease income	4,625	—	4,625	N/A
Interest expense	97,782	34,586	63,196	183%
Provision for loan losses	14,713	9,902	4,811	49%
Operating expenses	50,619	30,620	19,999	65%
Other income	344	4,310	(3,966)	(92)%
Noncontrolling interests expense	(861)	—	(861)	N/A
Income taxes	13,110	25,061	(11,951)	(48)%
Cumulative effect of accounting change, net of taxes	370	—	370	N/A
Net income	65,294	39,198	26,096	67%

Comparison of the Three Months Ended March 31, 2006 and 2005
      All amounts below relating to our Commercial Lending & Investment segment for the three months ended March 31, 2006 are compared to our consolidated results for the three months ended March 31, 2005 as we did not report our operations in segments in 2005, and substantially all activity was related to commercial lending and investment activity. All references to commercial loans below include loans, loans held-for-sale and receivables under repurchase agreements.

Interest Income
      In our Commercial Lending & Investment segment, interest income was $168.1 million for the three months ended March 31, 2006, an increase of $59.6 million, or 55%, from total interest income for the three months ended March 31, 2005. This increase was due to the growth in average interest earning assets, primarily loans, of $1.9 billion, or 40%, as well as an increase in the interest component of yield to 10.18% for the three months ended March 31, 2006 from 9.21% for three months ended March 31, 2005. The increase in the interest component of yield was largely due to the increase in short-term interest rates, offset by a decrease in our lending spread. During the three months ended March 31, 2006, our commercial lending spread to the average 30-day LIBOR was 5.57% compared to 6.57% for the three months ended March 31, 2005. This decrease in lending spread reflects both the increase in competition in our markets as well as the changing mix of our commercial lending portfolio toward a greater percentage of first mortgage loans. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or 30-day LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.
      In our Residential Mortgage Investment segment, interest income was $27.4 million for the three months ended March 31, 2006. Average interest earning assets, which consist primarily of residential mortgage-related receivables and mortgage-backed securities, were $2.0 billion as of March 31, 2006. Yield on average interest earning assets was 5.39% for the three months ended March 31, 2006.

Fee Income
      In our Commercial Lending & Investment segment, the increase in fee income was primarily the result of the growth in interest earning assets as well as an increase in yield from fee income to 2.51% for the three months ended March 31, 2006 from 2.25% for the three months ended March 31, 2005. The increase in yield from fee income was primarily the result of an increase in prepayment-related fee income, which aggregated $17.4 million for the three months ended March 31, 2006 compared to $4.8 million for the three months ended March 31, 2005. Prepayment-related fee income contributed 1.05% and 0.41%, respectively, to yield for the three months ended March 31, 2006 and 2005. Included in prepayment-related fee income for the three months ended March 31, 2006 was $8.4 million of prepayment fees received in connection with the 38 skilled nursing facilities, including one with an attached assisted living facility, we acquired in a sale-leaseback transaction.

Operating Lease Income
      In our Commercial Lending & Investment segment, operating lease income represents $4.6 million of lease income earned in connection with our aforementioned sale-leaseback transaction that closed during the three months ended March 31, 2006.

Interest Expense
      We fund our growth largely through borrowings. In our Commercial Lending & Investment segment, interest expense was $72.8 million for the three months ended March 31, 2006, an increase of $38.2 million, or 111%, from total interest expense for the three months ended March 31, 2005. This increase in interest expense was primarily due to an increase in average borrowings of $1.5 billion, or 41%, as well as rising interest rates during the period. Our cost of borrowings increased to 5.55% for the three months ended March 31, 2006 from 3.71% for the three months ended March 31, 2005. This increase was the result of rising interest rates and an increase in amortization of deferred financing fees due to additional financings and higher loan prepayments in our term debt securitizations, partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our overall borrowing spread to average 30-day LIBOR for the three months ended March 31, 2006 was 0.94% compared to 1.07% for the three months ended March 31, 2005.
      In our Residential Mortgage Investment segment, interest expense was $24.9 million for the three months ended March 31, 2006, resulting from average borrowings of $2.0 billion. Our cost of borrowings was 5.03% for the three months ended March 31, 2006.

Net Finance Margin
      In our Commercial Lending & Investment segment, net finance margin, defined as net investment income, which includes interest and fee income plus operating lease income less interest expense, divided by average income earning assets, was 8.40% for the three months ended March 31, 2006, a decline of 12 basis points from 8.52% for the three months ended March 31, 2005. The decrease in net finance margin was primarily due to the increase in interest expense resulting from a higher cost of funds, offset partially by an increase in yield on total income earning assets. Net finance spread, the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 7.18% for the three months ended March 31, 2006, a decrease of 57 basis points from 7.75% for the three months ended March 31, 2005. Gross yield is the sum of interest and fee income and operating lease income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

      The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Lending & Investment segment for the years ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,

	2006			2005

		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

	($ in thousands)
Interest earning assets:
Interest income		$168,128	10.18%		$108,574	9.21%
Fee income		41,542	2.51		26,483	2.25

Total interest earning assets(1)	$6,699,752	209,670	12.69	$4,780,423	135,057	11.46
Total direct real estate investments	126,848	4,625	14.79	—	—	—

Total income earning assets	6,826,600	214,295	12.73	4,780,423	135,057	11.46
Total interest bearing liabilities(2)	5,322,890	72,833	5.55	3,784,303	34,586	3.71

Net finance spread		$141,462	7.18%		$100,471	7.75%

Net finance margin			8.40%			8.52%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.
      In our Residential Mortgage Investment segment, net finance spread was 0.36% for the three months ended March 31, 2006. Net finance spread is the difference between yield on interest earning assets of 5.39% and the cost of our interest bearing liabilities of 5.03% for the three months ended March 31, 2006. Interest earning assets include cash, restricted cash, mortgage-related receivables and mortgage-backed securities. Interest bearing liabilities include repurchase agreements and term debt securitizations.

Provision for Loan Losses
      The increase in the provision for loan losses in our Commercial Lending & Investment segment is the result of the growth in our commercial loan portfolio, the increase in the balance of impaired loans in this portfolio and a change made to our loan loss reserve policy during 2005, which was not in effect during the three months ended March 31, 2005. This change in our loan loss reserve policy included increasing our commercial loan loss reserve estimates based on revised reserve factors by loan type that consider historical loss experience, the seasoning of our portfolio, overall economic conditions and other factors. In our Residential Mortgage Investment portfolio, we also recorded a provision for loan losses of $0.3 million related to our residential mortgage-related receivables.

Other Income
      In our Commercial Lending & Investment segment, other income was $6.4 million for the three months ended March 31, 2006, an increase of $2.1 million, or 50%, from total other income for the three months ended March 31, 2005. The increase in other income was primarily attributable to the receipt of a break-up fee of $4.5 million related to a prospective loan received during the three months ended March 31, 2006, partially offset by a $2.6 million loss incurred on the extinguishment of debt in connection with our aforementioned sale-leaseback transaction during the three months ended March 31, 2006.
      In our Residential Mortgage Investment segment, other income (expense) consisted of a loss on the residential mortgage investment portfolio of $6.1 million for the three months ended March 31, 2006. This loss was attributable to unrealized losses on mortgage-backed securities of $20.6 million, partially offset by net realized and unrealized gains on related derivatives of $14.5 million. Included in unrealized gains on derivatives is the net of interest income and expense accruals related to certain of our derivatives.

Operating Expenses
      The increase in consolidated operating expenses was primarily due to higher total employee compensation, which increased $12.0 million, or 56%. The higher employee compensation was attributable to an increase in employees to 548 as of March 31, 2006 from 426 as of March 31, 2005, as well as higher incentive compensation, including an increase in restricted stock awards granted. A significant portion of employee compensation is composed of annual bonuses and restricted stock awards, which generally have a three- to five-year vesting period. We have established a variable methodology for employee bonuses partially based on the performance of the company, pursuant to which we accrued for employee bonuses throughout the year. For the three months ended March 31, 2006 and 2005, incentive compensation totaled $14.8 million and $9.8 million, respectively. The remaining $8.0 million increase in operating expenses for the three months ended March 31, 2006 was primarily attributable to an increase of $4.4 million in professional fees incurred in connection with our REIT election plan, an increase of $1.7 million in depreciation and amortization resulting from our aforementioned purchase of 38 skilled nursing facilities in a sale-leaseback transaction, an increase of $1.0 million in other general business expenses and an increase of $0.6 million in travel and entertainment. Operating expenses in our Residential Mortgage Investment segment, which consist primarily of compensation and benefits, professional fees and other direct expenses, were $2.3 million for the three months ended March 31, 2006.
      Operating expenses as a percentage of average total assets decreased to 2.26% for the three months ended March 31, 2006 from 2.58% for the three months ended March 31, 2005. This decrease was primarily the result of the increase in our average total assets, largely due to the addition of our residential mortgage investments. Our efficiency ratio, which represents operating expenses as a percentage of our net investment income and other income, increased to 35.10% for the three months ended March 31, 2006 from 29.22% for the three months ended March 31, 2005. The increase in our efficiency ratio is primarily due to the increase in operating expenses resulting from increased employee compensation and increased professional fees incurred in connection with our REIT election plan, as discussed above.

Income Taxes
      Our effective tax rate on our consolidated net income was 16.8% for the three months ended March 31, 2006, reflecting our expected annual effective tax rate of 22.9% and the effects of a reduction in net deferred tax liabilities as a result of our planned REIT election. Our effective income tax rate for the three months ended March 31, 2006 attributable to our TRSs was 38.6%. Our effective tax rate was 39.0% for the three months ended March 31, 2005 and 38.8% for the year ended December 31, 2005.

Adjusted Earnings
      Adjusted earnings were $81.7 million, or $0.53 per diluted share, for the three months ended March 31, 2006. A reconciliation of our reported net income to adjusted earnings for the three months ended March 31, 2006 was as follows ($ in thousands, except per share data):

Net income	$65,294
Add:
Real estate depreciation(1)	1,390
Amortization of deferred financing fees	6,902
Net unrealized losses on residential mortgage investment portfolio, including related derivatives(2)	4,447
Unrealized gain on derivatives and foreign currencies, net	(251)
Unrealized loss on investments, net	1,236
Provision for loan losses	14,713
Less:
Charge offs(3)	276
Non-recurring items	—
Cumulative effect of accounting change, net of taxes	370
Adjustment for income taxes(4)	(11,384)

Adjusted earnings	$81,701

Net income per share:
Basic — as reported	$0.44
Diluted — as reported	$0.42
Adjusted earnings per share:
Basic	$0.55
Diluted	$0.53
Average shares outstanding:
Basic	149,722,991
Diluted	154,450,572

(1)	Depreciation for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes mark-to-market changes for residential mortgage-backed securities and related derivatives.

(3)	To the extent we experience losses on loans for which we specifically provided prior to January 1, 2006, there will be no adjustment to earnings. All charge offs incremental to previously provided for losses will be deducted from net income.

(4)	Adjustments to net income shown on a pre-tax basis. Adjustment for income taxes made for TRS items assuming a 38.6% tax rate for the three months ended March 31, 2006. Also included for the three months ended March 31, 2006 is the write-off of a $4.7 million net deferred tax liability recorded in connection with our conversion to a REIT.

Financial Condition

Commercial Lending & Investment Segment

Commercial Lending Portfolio Composition
      Our total commercial loan portfolio reflected in the portfolio statistics below includes loans, loans held-for-sale and receivables under repurchase agreements. The composition of our commercial loan portfolio by loan type and by commercial lending business as of March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006

			December 31,
			2005

	) in thousands
	($
Composition of portfolio by loan type:
First mortgage loans(1)	$2,389,551	37%	$1,970,709	33%
Senior secured asset-based loans(1)	2,030,419	32	2,022,123	34
Senior secured cash flow loans(1)	1,745,409	27	1,740,184	29
Mezzanine loans	267,558	4	254,727	4

Total	$6,432,937	100%	$5,987,743	100%

Composition of portfolio by lending business:
Structured Finance	$2,152,785	33%	$1,909,149	32%
Healthcare and Specialty Finance	2,501,217	39	2,281,419	38
Corporate Finance	1,778,935	28	1,797,175	30

Total	$6,432,937	100%	$5,987,743	100%

(1)	Includes Term B loans.
      We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by commercial lending business as March 31, 2006 were as follows:

				Average Loan
	Number	Average	Number of	Size Per
	of Loans	Loan Size	Clients	Client

		($ in thousands)
Composition of portfolio by lending business:
Structured Finance	207	$10,400	176	$12,232
Healthcare and Specialty Finance	427	5,858	305	8,201
Corporate Finance	326	5,457	149	11,939

Overall portfolio	960	6,701	630	10,211

      The scheduled maturities of our commercial loan portfolio by type as of March 31, 2006 were as follows:

	Due in	Due in
	One Year	One to	Due After
	Or Less	Five Years	Five Years	Total

	($ in thousands)
Scheduled maturities by loan type:
First mortgage loans	$650,265	$1,542,367	$196,919	$2,389,551
Senior secured asset-based loans	238,678	1,773,489	18,252	2,030,419
Senior secured cash flow loans	281,542	1,328,188	135,679	1,745,409
Mezzanine loans	78,626	119,826	69,106	267,558

Total	$1,249,111	$4,763,870	$419,956	$6,432,937

      The dollar amounts of all fixed-rate and adjustable-rate commercial loans by loan type as of March 31, 2006 were as follows:

	Adjustable	Fixed
	Rates	Rates	Total

	($ in thousands)
Composition of portfolio by loan type:
First mortgage loans	$2,101,444	$288,107	$2,389,551
Senior secured asset-based loans	2,000,239	30,180	2,030,419
Senior secured cash flow loans	1,740,149	5,260	1,745,409
Mezzanine loans	208,640	58,918	267,558

Total	$6,050,472	$382,465	$6,432,937

Percentage of total portfolio	94%	6%	100%

      As of March 31, 2006, our Structured Finance, Healthcare and Specialty Finance and Corporate Finance businesses had commitments to lend up to an additional $0.9 billion, $1.7 billion and $0.5 billion, respectively, to 176, 305 and 149 existing clients, respectively. In connection with our election to be taxed as a REIT, we expect that our mix of outstanding loans will continue to change throughout 2006 as, for instance, we anticipate making more first mortgage loans. In addition, we expect that with our broader array of lending products and the increase in our profile that comes from our REIT status, we may attract more clients interested in our real estate lending products.

Credit Quality and Allowance for Loan Losses
      As of March 31, 2006 and December 31, 2005, the principal balance of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	March 31,	December 31,
Commercial Loan Asset Classification	2006	2005

	($ in thousands)
Loans 60 or more days contractually delinquent	$42,295	$41,785
Non-accrual loans(1)	144,018	137,446
Impaired loans(2)	214,565	199,257
Less: loans in multiple categories	(181,731)	(175,070)

Total	$219,147	$203,418

Total as a percentage of total loans	3.41%	3.40%

(1)	Includes commercial loans with an aggregate principal balance of $33.6 million and $37.6 million as of March 31, 2006 and December 31, 2005, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	Includes commercial loans with an aggregate principal balance of $37.7 million and $37.6 million as of March 31, 2006 and December 31, 2005, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $144.0 million and $137.4 million as of March 31, 2006 and December 31, 2005, respectively, which were also classified as loans on non-accrual status.
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
      For the three months ended March 31, 2006, we classified commercial loans with an aggregate carrying value of $76.8 million as of March 31, 2006 as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of March 31, 2006, commercial loans with an aggregate carrying value of $120.6 million were classified as troubled debt restructurings. These loans were also classified as impaired loans since, under SFAS No. 114, loans classified as troubled debt restructurings are also classified as impaired loans generally for a period of at least one year following the restructuring. The allocated reserve for loans classified as troubled debt restructurings was $39.0 million as of March 31, 2006. For the year ended December 31, 2005, loans with an aggregate carrying value of $73.7 million as of December 31, 2005 were classified as troubled debt restructurings. The allocated reserve for loans classified as troubled debt restructurings was $13.6 million as of December 31, 2005.
      Middle market lending involves credit risks which we believe will result in further credit losses in our portfolio. We have provided an allowance for loan losses to cover estimated losses inherent in our commercial loan portfolio. Our allowance for loan losses was $101.5 million and $87.4 million, as of March 31, 2006 and December 31, 2005, respectively. These amounts equate to 1.58% and 1.46% of gross loans as of March 31, 2006 and December 31, 2005, respectively. This increase is due to an increase in impaired loans and in increase in allocated reserves recorded during the quarter. During the three months ended March 31, 2006, we charged off loans totaling $0.3 million. Net charge offs as a percentage of average loans was 0.02% for the three months ended March 31, 2006. We did not charge off any loans during the three months ended March 31, 2005. Of our total allowance for loan losses as of March 31, 2006 and December 31, 2005, $43.4 million and $33.1 million was allocated to impaired loans.

Direct Real Estate Investments
      On January 27, 2006, we purchased 38 skilled nursing facilities, including one with an attached assisted living facility, for $212.3 million in a sale-leaseback transaction, all of which are operated by third parties. In sale-leaseback transactions, we buy a client’s real property and lease it back to the client over a long term lease. The operating tenants of these facilities are subject to ten-year, triple-net leases with an annual rent payment equal to approximately 10% of the investment amount. As a result of this transaction, we had $200.8 million in direct real estate assets as of March 31, 2006, which consisted of land, buildings and furniture. We expect to engage in additional sale-leaseback transactions throughout 2006.

Investments
      We invest in equity interests, typically in connection with a loan to a client. These investments include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments. We have also invested in debt securities, the majority of which were sold during the three months ended March 31, 2006.
      As of March 31, 2006 and December 31, 2005, the carrying value of our investments was $101.8 million and $126.4 million, respectively. This decrease resulted from $38.0 million in sales of investments and return of capital, including $33.6 million in sales of our investments in debt securities, offset by $13.2 million in additional investments and the recognition of $0.2 million in unrealized gains on our investments. As of March 31, 2006, investments totaling $10.2 million were carried at fair value with increases and decreases recorded in other income (expense).
      As of March 31, 2006, we had commitments to contribute up to an additional $15.2 million to 12 private equity funds, $23.2 million to two joint ventures and $3.9 million to an equity investment.

Residential Mortgage Investment Segment

Portfolio Composition
      In connection with our plan to qualify as a REIT, we invest directly in residential mortgage investments that are as REIT eligible assets. As of March 31, 2006, our portfolio of residential mortgage investments consisted of $3.2 billion in residential mortgage-backed securities and $2.5 billion in adjustable rate residential prime mortgage loans recorded as mortgage-related receivables on our consolidated balance sheet. As of December 31, 2005, our portfolio consisted of $2.3 billion in residential mortgage-backed securities.
      Our mortgage-backed securities are guaranteed as to principal and interest by the Federal Home Loan Mortgage Corporation (commonly known as Freddie Mac) or the Federal National Mortgage Association (commonly known as Fannie Mae). As of March 31, 2006, our securities portfolio comprised 3-year, 5-year and 7-year hybrid adjustable-rate mortgage-backed securities. The coupons on the loans underlying these securities are fixed until the initial reset date and then reset annually thereafter. The weighted average net coupon on our portfolio of mortgage-backed securities was 4.63% as of March 31, 2006 and the weighted average reset date for the portfolio was approximately 49 months. As of March 31, 2006, all of our mortgage-backed securities were classified as trading securities on our consolidated balance sheet and recorded at their estimated fair value of $3.2 billion. See Off-Balance Sheet Risk below and Note 5, Residential Mortgage-Backed Securities, for a discussion of the accounting treatment of our mortgage-backed securities and related repurchase agreements as of December 31, 2005.
      As of March 31, 2006, our portfolio of residential mortgage loans comprised 5-year hybrid adjustable rate mortgages. The interest rates on the mortgage loans in our residential mortgage investment portfolio are fixed until the initial reset date and then reset annually thereafter. The weighted average interest rate on our residential mortgage loans was 5.38% as of March 31, 2006. Our entire portfolio of residential mortgage loans was classified as mortgage-related receivables on our consolidated balance sheet as of March 31, 2006 and was recorded at amortized cost of $2.5 billion. See further discussion of this accounting treatment in Note 4, Mortgage-Related Receivables.

Credit Quality and Allowance for Loan Losses
      We recorded a provision for loan losses of $0.3 million during the three months ended March 31, 2006 and the allowance for loan losses was $0.3 million as of March 31, 2006.

Financing
      We have financed our investments in mortgage-backed securities primarily through repurchase agreements. As of March 31, 2006 and December 31, 2005, our outstanding repurchase agreements totaled $3.1 billion and $2.2 billion, respectively. As of March 31, 2006, our repurchase agreements had maturities of between 3 and 116 days and a weighted average interest rate of 4.78%. Our investments in residential mortgage loans were financed primarily through term debt issued in two owner trust securitizations. As of March 31, 2006, the total outstanding balance of this term debt was $2.4 billion. The interest rates on all classes of the notes within each securitization are fixed until the initial reset date and then reset annually thereafter, with a weighted average interest rate of 4.94% as of March 31, 2006. The notes within each securitization are expected to mature at various dates in 2036.
      The interest rates on our repurchase agreements and term debt securitizations may change more quickly than the interest rates earned on our residential mortgage investments. See Quantitative and Qualitative Disclosures About Market Risk below for a discussion of our interest rate risk management program related to our residential mortgage investment portfolio.
Liquidity and Capital Resources
      Liquidity is a measurement of our ability to meet potential cash requirements, which include funding our existing commercial loan and investment commitments and ongoing commitments to repay borrowings, acquiring residential mortgage loans and mortgage-backed securities, paying dividends and other general business purposes. Our primary sources of funds for liquidity consist of cash flows from operations, borrowings under our existing and future repurchase agreements, credit facilities and term debt securitizations, proceeds from issuances of common equity, unsecured term debt and other sources. We believe these sources of financing will be sufficient to meet our short-term liquidity needs. In addition to expanding our access to our current sources of liquidity, potential sources of future liquidity for us include additional unsecured credit facilities, unsecured term debt and further issuances of common stock or other equity securities.
      As of March 31, 2006, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $405.5 million. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund unfunded commitments generally is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. Provided our clients’ additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.
      We will likely acquire more residential mortgage loans and mortgage-backed securities throughout 2006 that will facilitate maintenance of compliance with the REIT asset eligibility criteria. As discussed below, we have funded these purchases primarily through repurchase agreements, credit facilities and securitizations, using leverage consistent with industry standards for these assets.
      We will determine our long-term liquidity and capital resource requirements based on the growth rate of our portfolio and other assets. Additionally, as a REIT, our growth must be funded largely by external sources of capital due to the requirement to distribute at least 90% of our REIT taxable income to our shareholders to qualify as a REIT. We are not required to distribute the taxable income related to our TRSs and, therefore, have the flexibility to retain these earnings. We intend to pay dividends at least equal to 100% of our REIT taxable income. We intend to cause our TRSs to pay dividends to us to supplement our REIT taxable income, subject to the REIT gross income limitations. If we are limited in the amount of dividends we can receive from our TRSs, we intend to use other sources of cash to fund dividend payments.
      We anticipate that we will need to raise additional capital from time to time to support our growth. In addition to raising equity, we plan to continue to access the secured debt market for capital and to continue to explore additional sources of financing. We expect these financings will include additional unsecured credit facilities, unsecured term debt, equity-related securities such as convertible debt and/or other financing sources. We cannot assure you, however, that we will have access to any of these funding sources in the future.

Cash and Cash Equivalents
      As of March 31, 2006 and December 31, 2005, we had $205.5 million and $323.9 million, respectively, in cash and cash equivalents. The decrease in cash as of March 31, 2006 was primarily due to an unusually high cash balance as of December 31, 2005 resulting from anticipated loan closings that did not occur by year end and loan collections and prepayments that were received just prior to year end. We invest cash on hand in short-term liquid investments that qualify as cash equivalents. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.
      For the three months ended March 31, 2006, we used cash from operations of $127.0 million. For the three months ended March 31, 2005, we generated cash flow from operations of $24.8 million. During the three months ended March 31, 2006, we purchased mortgage-backed securities which are required to be included in cash used in operations in the accompanying consolidated statements of cash flows as these securities are classified as trading securities. We financed these purchases of mortgage-backed securities primarily through repurchase agreements which are included in cash from financing activities in the accompanying consolidated statements of cash flows and as described below. In addition, we purchased loans held-for-sale during the three months ended March 31, 2006 that also are required to be included in cash used in operations.
      Proceeds from our equity offerings, borrowings on our repurchase agreements and credit facilities, the issuance of asset-backed notes in our term debt transactions and the issuance of convertible debt and subordinated debt provide cash from financing activities. For the three months ended March 31, 2006 and 2005, we generated cash flow from financing activities of $2.9 billion and $195.8 million, respectively.
      Investing activities primarily relate to purchases of residential mortgage investments and loan origination. For the three months ended March 31, 2006 and 2005, we used cash in investing activities of $2.8 billion and $338.9 million, respectively.
      We had $251.4 million and $284.8 million of restricted cash as of March 31, 2006 and December 31, 2005, respectively. The restricted cash represents principal and interest collections on loans collateralizing our term debt, collateral for letters of credit issued for the benefit of clients, interest collections on loans pledged to our credit facilities and other items such as client holdbacks and escrows. Interest rate swap payments, interest payable and servicing fees are deducted from the monthly interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Borrowings
      As of March 31, 2006 and December 31, 2005, we had outstanding borrowings totaling $10.8 billion and $5.4 billion, respectively. Borrowings under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt have supported our growth. For a detailed discussion of our borrowings, see Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2006.
      Our overall debt strategy emphasizes diverse sources of financing including both secured and unsecured financings as well as deposits, assuming our Utah industrial bank receives FDIC approval and commences operations. As of March 31, 2006, approximately 90% of our debt was collateralized by our loans and residential mortgage investments and 10% was unsecured. We intend to increase our percentage of unsecured debt over time through both unsecured credit facilities and unsecured term debt. Fitch Ratings issued an investment grade rating to our senior debt during 2005. As we continue to grow, we expect to obtain investment grade ratings from other rating agencies and to improve these ratings over time. As our ratings improve, we should be able to issue more unsecured debt relative to the amount of our secured debt. In any case, we intend to maintain prudent levels of leverage and currently expect our debt to equity ratio on our commercial lending portfolio to remain below 5x.

Repurchase Agreements
      During the three months ended March 31, 2006, we entered into master repurchase agreements with three different financial institutions to finance purchases of mortgage-backed securities. The terms of these repurchase agreements are similar to those of our other four outstanding repurchase agreements. Mortgage-backed securities and cash collateralize these repurchase agreements as of March 31, 2006.
      Substantially all of our repurchase agreements and related hedging instruments require us to deposit additional collateral if the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings. We believe we have designed a policy to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under our repurchase agreements of interest rate movements and changes in the market value of our mortgage-backed securities collateralizing the repurchase agreements. However, a major disruption of the repurchase or other market that we rely on for short-term borrowings would have a material adverse effect on us unless we were able to arrange alternative sources of financing on comparable terms.

Credit Facilities
      During the three months ended March 31, 2006, we increased our committed credit facility capacity by $1.0 billion to $5.1 billion. This net increase in capacity resulted primarily from the addition of a syndicated unsecured facility with 12 lenders and an increase in the total facility amount of one of our existing secured credit facilities. We currently have seven secured and one unsecured credit facility with 15 financial institutions that we primarily use to fund our loans on a daily basis. To date, many loans have been held, or warehoused, in our secured credit facilities until we complete a term debt transaction in which we securitize a pool of loans from these facilities. We primarily use the proceeds from our term debt transactions to pay down our credit facilities, which results in increased capacity to redraw on them as needed. As of March 31, 2006, $2.6 billion of our committed facility capacity has scheduled maturity dates of between three months and five years, of which $2.3 billion is subject to annual renewal.

Term Debt
      In February 2006, we purchased beneficial interests in securitization trusts which issued $2.4 billion in asset-backed notes (the “Senior Notes”) and $105.6 million in subordinate notes through two on-balance sheet securitizations for the purpose of purchasing $2.5 billion of adjustable rate residential prime mortgage loans. The interest rates on the Senior Notes are fixed until the initial reset date and then reset annually thereafter based on a blended rate of one-year constant maturity treasury index, or CMT, plus specified margins. The Senior Notes are expected to mature at various dates through March 25, 2036. We also purchased the subordinate notes and ownership certificates issued by the securitization trusts, all of which we retained. See Note 9, Borrowings, for a discussion of the accounting treatment related to the Senior Notes and the subordinate notes.
      In April 2006, we completed a $782.3 million term debt securitization. The transaction covers the sale of $715.8 million of floating-rate asset-backed notes, which are backed by a $782.3 million diversified pool of commercial loans from our portfolio. The offered notes represent 91.5% of the collateral pool, and we retained an 8.5% interest in the collateral pool. The blended pricing for the offered notes (excluding fees) was 30-day LIBOR plus 25.3 basis points. We used the proceeds to repay outstanding indebtedness under certain of our credit facilities.

Subordinated Debt
      In February 2006, we issued $51.5 million in subordinated debt to a newly formed statutory trust, which issued an aggregate of $50.0 million of preferred securities to outside investors. We retained $1.5 million of the trust’s common securities. The subordinated debt has terms substantially identical to those of the preferred securities issued by the trust. The subordinated debt is callable in whole or in part at par at any time after April 30, 2011 and matures on April 30, 2036. The subordinated debt is unsecured and subordinate and junior in right of payment to our other indebtedness, liabilities and obligations.

Debt Covenant Compliance
      CapitalSource Finance, one of our wholly owned subsidiaries, services loans collateralizing our secured credit facilities and term debt and is required to meet various financial and non-financial covenants. Failure to meet the covenants could result in the servicing being transferred to another servicer. The notes under the trusts established in connection with our term debt include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates. We also have certain financial and non-financial covenants in our unsecured credit facility, subordinated debt and our other debt financings. As of March 31, 2006, we believe we were in compliance with all of our covenants.

Equity Offering
      In March 2006, we sold 17.6 million shares of our common stock in a public offering at a price of $23.50 per share. In connection with this offering, we received net proceeds of $395.7 million, which were used to repay borrowings under our credit facilities.
Off-Balance Sheet Risk
      For a detailed discussion of our derivatives and off-balance sheet financial instruments, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments and Note 18, Credit Risk, of our audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K and Quantitative and Qualitative Disclosures About Market Risk below.

Term Debt Securitizations
      Depending on the legal structure of the transaction, term debt securitizations may either be accounted for as off-balance sheet with a gain or loss on the sale recorded in the statement of income or accounted for as on-balance sheet financings. All of our term debt transactions to date, including our April 2006 securitization, have been recorded as on-balance sheet financings.

Commitments and Guarantees
      We are subject to off-balance sheet risk in the normal course of business primarily from commitments to extend credit. As of March 31, 2006 and December 31, 2005, we had unfunded commitments to extend credit to our clients of $3.1 billion and $3.2 billion, respectively. As of March 31, 2006 and December 31, 2005, we had issued $186.5 million and $166.8 million, respectively, in letters of credit which expire at various dates over the next eight years. These letters of credit may have the effect of creating, increasing or accelerating our borrowings. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments we hold.

Derivatives — Commercial Lending & Investment Segment
      We use interest rate swaps to hedge the risk of changes in fair value of certain fixed-rate loans from changes in 30-day LIBOR. We also enter into additional basis swap agreements to eliminate basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These interest rate swaps modify our exposure to interest rate risk by converting fixed-rate and prime rate loans to 30-day LIBOR. Additionally, we use interest rate caps to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt. The fair market value of these interest rate swaps and basis swaps was $(0.1) million as of March 31, 2006 and December 31, 2005. The fair value of the interest rate caps was $0.1 million as of March 31, 2006 and December 31, 2005.
      Additionally, we use interest rate swaps to eliminate the variability of cash flows in interest payments for subordinated debt underlying certain of our securities issuances. Changes in the cash flows of the interest rate swaps are expected to offset the changes in the cash flows attributable to fluctuations in 90-day LIBOR based subordinated debt. The fair value of these interest rate swaps was $1.9 million and $0.2 million as of March 31, 2006 and December 31, 2005, respectively.
      We also use interest rate swaps to hedge certain of our fixed-rate loans, which are not pledged to our term debt, and fixed-rate investments. The objective of these interest rate swaps is to protect these loans and investments against changes in fair value due to changes in 30-day LIBOR. The fair value of these interest rate swaps was $3.5 million and $0.7 million as of March 31, 2006 and December 31 2005, respectively.
      During the three months ended March 31, 2006, we entered into forward contracts to hedge anticipated loan syndications against foreign currency fluctuations. These forward contracts provide for a fixed exchange rate which has the effect of locking in the anticipated cash flows to be received from the loan syndication. The fair value of these forward contracts was $0.1 million as of March 31, 2006.

Derivatives and Off-Balance Sheet Financial Instruments — Residential Mortgage Investment Segment
      In connection with our residential mortgage investments and related financings, we have entered into interest rate swaps, interest rate swaptions, interest rate caps and Eurodollar futures contracts as part of our interest rate risk management program related to these investments. The objective of these instruments is to offset the changes in fair value of our residential mortgage investments. These derivatives are not designated as hedges for accounting purposes. The fair value of these derivatives was $6.4 million and $2.3 million as of March 31, 2006 and December 31, 2005, respectively.
      As of December 31, 2005, we owned $2.0 billion of residential mortgage-backed securities that were simultaneously financed with $1.9 million in repurchase agreements with the same counterparty from whom the investments were purchased. As further discussed in Critical Accounting Policies below, because of this purchase and financing relationship, these transactions were recorded net on our consolidated balance sheet as of December 31, 2005 along with a derivative to repurchase these assets. These derivatives were considered forward commitments to purchase mortgage-backed securities and were recorded at their estimated fair value with changes in fair value included in income for the year ended December 31, 2005. The fair value, including accrued interest, of these forward commitments to purchase mortgage-backed securities was $11.8 million as of December 31, 2005. In March 2006, pursuant to the terms of the related repurchase agreements, we exercised our right of substitution with respect to these mortgage-backed securities posted as collateral in connection with existing repurchase agreements. As a result, these mortgage-backed securities are classified as trading securities on our consolidated balance sheet as of March 31, 2006, with corresponding liabilities recorded related to the repurchase agreements. Our obligations to repurchase mortgage-backed securities under these repurchase agreements no longer qualify as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as of March 31, 2006.
Quantitative and Qualitative Disclosures About Market Risk

Commercial Lending & Investment Segment
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
      We are also exposed to changes in interest rates in certain of our fixed-rate loans and investments. As discussed above under Off-Balance Sheet Risk, we attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities.

      The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to our commercial lending portfolio as of March 31, 2006 were as follows:

Estimated (Decrease)
Increase in
Net Interest Income
Rate Change (Basis Points)	Over 12 Months

($ in thousands)
-100	$(9,217)
-50	(5,281)
+50	5,866
+100	11,738
      For the purposes of the above analysis, we excluded the impact of principal payments and assumed a 75% advance rate on our variable rate borrowings.
      Approximately 57% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of March 31, 2006. The loans with interest rate floors as of March 31, 2006 were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio

	($ in thousands)
Loans with contractual interest rates:
Exceeding the interest rate floor	$3,670,545	57%
At the interest rate floor	—	—
Below the interest rate floor	19,466	—
Loans with no interest rate floor	2,742,926	43

Total	$6,432,937	100%

      We also are exposed to changes in market values of certain of our investments that are carried at fair value. As of March 31, 2006 and December 31, 2005, our investments carried at fair value totaled $25.7 million and $60.7 million, respectively, and mark-to-market adjustments on those investments totaled $2.8 million and $1.2 million, respectively.

Residential Mortgage Investment Segment
      We are exposed to changes in interest rates in our residential mortgage investment portfolio and related financings based on changes in the level and shape of the yield curve, volatility of interest rates and mortgage prepayments. A primary risk is related to changes in interest rates. As interest rates increase, the market value of residential mortgage investments may decline while financing costs could rise, to the extent not offset by hedges. Conversely, if interest rates decrease, the market value of residential mortgage investments may increase while financing costs could fall, also to the extent financing is at variable rates and is not offset by hedges. In addition, changes in the interest rate environment may affect mortgage prepayment rates. In a rising interest rate environment, mortgage prepayment rates may decrease, thereby extending the duration of our investments. The majority of our residential mortgage investments have a fixed interest rate for a certain period of time followed by an adjustable rate period in which the adjustments are subject to annual and lifetime caps. We have term financing through securitized debt which has a similar initial fixed period followed by an adjustable period. Related repurchase agreements are indexed to a short-term interest rate market index such as LIBOR.
      We follow an interest rate risk management program designed to limit the exposure of our residential mortgage investment portfolio to shifts in interest rates. Specifically, we seek to match the duration of our assets and liabilities. To accomplish this objective, we use a variety of hedge instruments such as interest rate swaps and futures that convert the short-term financing of our repurchase facilities to term financing matched to the expected duration of our residential mortgage investments. In addition, we use a variety of similar derivatives including futures, options (such as swaptions) and interest rate caps and floors to hedge other dimensions of interest rate risk. To the extent necessary and based on established risk criteria, we will adjust the mix of financing and hedges as market conditions and asset performance evolves to maintain a close alignment between our assets and our liabilities.
      We have contracted with an external investment advisor, BlackRock Financial Management, Inc., to provide analytical, risk management and other advisory services in connection with interest rate risk management on this portfolio. We enter into derivative instruments to offset the changes in fair value of our residential mortgage investments. See further discussion regarding these derivatives above in Off-Balance Sheet Risk.
      The estimated changes in fair value based on changes in interest rates applied to our residential mortgage investment portfolio as of March 31, 2006 were as follows:

	Estimated Decrease in	Percentage of
Rate Change (Basis Points)	Fair Value	Total Segment Assets

	($ in thousands)
-100	$(5,538)	(0.10)%
-50	(1,098)	(0.02)
+50	(195)	—
+100	(1,259)	(0.02)
      For the purposes of the above analysis, our residential mortgage investment portfolio includes all of our investments in residential mortgage loans and residential mortgage-backed securities, term debt and related derivatives as of March 31, 2006.
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

Interest Income on Mortgage-Related Receivables and Mortgage-Backed Securities
      Interest income from our mortgage-related receivables and mortgage-backed securities is recognized using the effective interest method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS No. 91”). Under this method, we use the expected yield based on the initial investment and the estimated principal and interest cash flows to be received over the life of the securities. Interest income includes contractual interest accrued and the amortization or accretion of any premium or discount recorded upon purchase. Changes in expected yields result primarily from changes in actual and estimated prepayments and are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the date of original investment.
      Determination of the effective yield requires significant judgment in estimating expected prepayments, which is inherently uncertain. Estimates of future prepayments contemplate a variety of assumptions about borrower behavior in response to changes in interest rates and other macroeconomic factors. Judgment is involved in making initial determinations about prepayment expectations and in changing those expectations over time in response to changes in market conditions, which may be significant. The use of different assumptions in our prepayment models could have resulted in significantly different income recognition results.

Income Recognition on Loans
      Interest and fee income from our loans, including income on impaired loans, is recorded on an accrual basis to the extent that such amounts are expected to be collected. For amortizing term loans, which include our balloon loans, interest, original issue discounts and loan fees (net of direct costs of origination), including fees due at maturity, are amortized into interest and fee income using the effective interest method over the contractual life of the loan. For revolving lines of credit and non-amortizing term loans, which include our bullet loans, interest, original issue discounts and loan fees (net of direct costs of origination), including fees due at maturity, are amortized into interest and fee income using the straight-line method over the contractual life of the loan.
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

Allowance for Loan Losses

Commercial Lending & Investment Segment
      Our allowance for loan losses reflects the aggregate amount of reserves we have recorded for the commercial loans in our portfolio. We have assigned reserve factors to the loans in our portfolio, which dictate the percentage of the total outstanding loan balance that we reserve. We review the loan portfolio information regularly to determine whether it is necessary for us to further revise our reserve factors. The reserve factors used in the calculation were determined by analyzing the following elements:

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

      The remaining reserve is in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”), and represents the aggregate loan loss reserve for losses inherent in the portfolio not yet identified. We test the policy reserve for reasonableness regularly. In determining reasonableness, we review trends in the elements analyzed in establishing the reserve factors described above. In addition, we continue to monitor the market and our competitors to corroborate our reserve levels on similar loan products. If necessary, a change in the policy reserve amount would be recorded.
      If our internal credit ratings, reserve factors or allocated reserves for impaired loans are not accurate, our allowance for loan losses may be misstated. In addition, our operating results are sensitive to changes in the reserve factors utilized to determine our related provision for loan losses. The sensitivity of our allowance for loan losses to potential changes in our reserve factors (in terms of basis points) applied to our overall loan portfolio as of March 31, 2006 was as follows:

Estimated Increase
(Decrease) in the
Allowance for
Change in Reserve Factors (Basis Points)	Loan Losses

($ in thousands)
+50	$30,979
+25	15,433
-25	(15,659)
-50	(20,902)
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

Residential Mortgage Investment Segment
      In accordance with SFAS No. 5, we record an allowance for loan losses on our mortgage-related receivables, which represents the reserve for probable losses inherent in the portfolio. The receivables are evaluated as a homogeneous pool due to common underlying characteristics including year of origination, loan-to-value ratios and geographic region. We determine the probable losses inherent in the portfolio by evaluating contractual delinquencies of residential mortgage loans in the portfolio with historical loss experience of similar loans and other relevant economic data.

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

Term Debt Transactions
      Periodically, we transfer pools of loans to special purpose entities for use in term debt transactions. These on-balance sheet term debt securitizations comprise a significant source of our overall funding, with the face amount of the outstanding loans assumed by third parties totaling $1.7 billion and $2.1 billion as of March 31, 2006 and December 31, 2005, respectively. Transfers of loans have not met the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. If our judgments as to whether the term debt transactions met the requirements for on-balance sheet financing were not appropriate, the accounting would be materially different with gains or losses recorded on the transfer of loans.

Mortgage-Backed Securities and Related Repurchase Agreements
      Our mortgage-backed securities are primarily financed through repurchase agreements. For those mortgage-backed securities financed by parties other than the seller, we record an asset on the balance sheet and the corresponding financing as a liability on the balance sheet as we are both entitled and obligated to repurchase the securities before their maturity. We classify these on balance sheet mortgage-backed securities as trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are recorded at their estimated fair value on the consolidated balance sheets, and changes in fair value are recorded as net unrealized gains or losses in gain (loss) on residential mortgage investment portfolio in the consolidated statements of income. The fair value of the mortgage-backed securities is based on market prices provided by certain independent dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market transaction.
      We may also own mortgage-backed securities that are primarily financed through repurchase agreements with the same counterparty from whom the investments were purchased. Because of this purchase and financing relationship, we record these transactions net on our consolidated balance sheet and record a derivative to repurchase these assets based on a technical interpretation of SFAS No. 140. We record the cash portion of our investment in mortgage-backed securities as a mortgage related receivable on our consolidated balance sheet. Our obligations to repurchase the mortgage-backed securities under the related repurchase agreements qualify as derivative instruments in accordance with SFAS No. 133. These derivatives are considered forward commitments to purchase mortgage-backed securities and are recorded at their estimated fair value on our consolidated balance sheet. Changes in fair value of this derivative, which comprised the net interest spread, changes in the fair value of the mortgage-backed securities and the credit component of the repurchase agreement and the net change therein, are included in other income.

Mortgage-Related Receivables and Related Owner Trust Securitizations
      We purchased beneficial interests in securitization trusts which acquired and securitized pools of residential mortgage loans. In accordance with Financial Accounting Standards Board Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, we determined that we were the primary beneficiary of these trusts and consolidated the assets and liabilities of the trusts on our consolidated balance sheets.
      These trusts acquired the loans from financial institutions that we believe had sufficient continuing involvement after the securitizations to cause the disposition of such loans to the trusts to constitute secured borrowings by the financial institutions rather than sales within the meaning of SFAS No. 140. In accordance with SFAS No. 140, a transfer of financial assets constitutes a sale if the transferor surrenders control over the assets in exchange for consideration other than beneficial interests in the transferred assets. We also believe that the trusts were non-qualifying special purpose entities. As a result, we record the assets of the trusts as mortgage-related receivables on our consolidated balance sheet and the secured borrowings as term debt on our consolidated balance sheet. The mortgage-related receivables maintain all of the economic attributes of the underlying mortgage loans and the securitization trusts have legal title to all of these loans, are the named mortgagees in respect of all of these loans and, together with the holders of securities issued by the trusts, have the benefits and risks of ownership of these loans.
      Our investments in residential mortgage-related receivables are recorded at amortized cost. The carrying value of these investments is adjusted for purchased discounts and premiums, which are amortized into income on a level yield basis over the estimated terms of the loans in accordance with SFAS No. 91. In addition, discounts and direct financing costs associated with the term debt issued by the trusts are amortized into interest expense using the effective interest method.

Income Taxes
      We will elect to be taxed as a REIT under the Code commencing with our taxable year ending December 31, 2006. Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. We will continue to be subject to corporate-level tax on the earnings we derive from our TRSs. If we fail to qualify as a REIT in any taxable year, all of our taxable income would be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). We will still be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.
      In order to estimate our corporate-level income taxes as a REIT, we must determine the amount of our income derived from REIT qualifying activities and the amount derived from our TRSs during the entire taxable year. If our estimates of the source of the income are not appropriate, income taxes could be materially different from amounts reported in the consolidated statements of income.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Quantitative and Qualitative Disclosures about Market Risk section. There have been no material changes to our exposures to those market risks since December 31, 2005. In addition, for a detailed discussion of our derivatives and off-balance sheet financial instruments, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments, in our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2006.

ITEM 4.	CONTROLS AND PROCEDURES
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      None
ITEM 1A.     RISK FACTORS
      See the discussion of our risk factors in the Risk Factors section of our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2006.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      None

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

CAPITALSOURCE INC.
Date: May 10, 2006	/s/ JOHN K. DELANEY John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2006	/s/ THOMAS A. FINK Thomas A. Fink Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated May 3, 2006).
3.2		Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.1		Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.3		Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.4		Indenture dated as of April 17, 2003, by and between CapitalSource Commercial Loan Trust 2003-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.5		Indenture dated as of September 17, 2003, between CapitalSource Funding II Trust and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.6		Indenture dated as of November 25, 2003, by and between CapitalSource Commercial Loan Trust 2003-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
4.7		Indenture dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of Senior Convertible Debenture Due 2034 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4	.7.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118744)).
4.8		Indenture dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
4.9		Indenture dated as of October 28, 2004, by and between CapitalSource Commercial Loan Trust 2004-2, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 28, 2004).
4.10		Indenture dated as of July 7, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).
4	.10.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).
4.11		Indenture dated as of April 14, 2005, by and between CapitalSource Commercial Loan Trust 2005-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 20, 2005).

Exhibit
No.		Description

4.12		Junior Subordinated Indenture, dated as of November 21, 2005, among CapitalSource Finance LLC, as Issuer, CapitalSource Inc., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
4.13		Junior Subordinated Indenture, dated as of December 14, 2005, among CapitalSource Finance LLC, CapitalSource Inc. and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
4.14		Indenture dated as of April 11, 2006, by and between CapitalSource Commercial Loan Trust 2006-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 17, 2006).
4.15		Junior Subordinated Indenture, dated as of February 22, 2006, among CapitalSource Finance LLC, as Issuer, CapitalSource Inc., as Guarantor, and JPMorgan Chase Bank, National Association, as Trustee.†
10	.12*	Third Amended and Restated Equity Incentive Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated May 3, 2006).
10	.33*	Summary of Non-employee Director Compensation (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated May 3, 2006).
10.54		Credit Agreement, dated as of March 14, 2006, among CapitalSource Inc., as Borrower, the Guarantors and Lenders as listed in the Credit Agreement, Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A., as Issuing Lender, Wachovia Capital Markets, LLC, as Sole Bookrunner and Lead Arranger, and Bank of Montreal, Barclays Bank PLC and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated March 20, 2006).
10.55		Sale and Servicing Agreement, dated as of April 11, 2006, by and among CapitalSource Commercial Loan Trust 2006-1, as the Issuer, CapitalSource Commercial Loan LLC, 2006-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same- numbered exhibit to the registrant’s Current Report on Form 8-K dated April 17, 2006).
10.56		Amended and Restated Trust Agreement, dated as of February 22, 2006, among CapitalSource Finance LLC, as Depositor, CapitalSource Inc., as Guarantor, JPMorgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees Named Herein, as Administrative Trustees.†
10.57		Master Repurchase Agreement, dated as of January 17, 2006, by and among CSE Mortgage LLC and Barclays Capital Inc.†
12.1		Ratio of Earnings to Fixed Charges.†
31.1		Rule 13a — 14(a) Certification of Chairman and Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 Certifications.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.