Form 10-Q
period 2006-06-30
CAPITALSOURCE INC
filed 2006-08-09
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     As of August 1, 2006, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 175,632,496.

CapitalSource Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$302,055	$323,896
Restricted cash	224,388	284,785
Mortgage-related receivables, net	2,412,279	39,438
Mortgage-backed securities pledged, trading	3,093,675	323,370
Receivables under reverse-repurchase agreements	95,632	33,243
Loans held-for-sale	42,221	59,589
Loans:
Loans	7,033,118	5,894,911
Less deferred loan fees and discounts	(127,584)	(120,407)
Less allowance for loan losses	(100,775)	(87,370)

Loans, net	6,804,759	5,687,134
Property and equipment, net	249,851	11,502
Investments	161,550	126,393
Deferred financing fees, net	49,805	42,006
Other assets	133,640	55,712

Total assets	$13,569,855	$6,987,068

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$3,146,750	$358,423
Unsecured credit facilities	460,000	—
Secured credit facilities	2,903,978	2,450,452
Term debt	4,131,981	1,779,748
Convertible debt	555,000	555,000
Subordinated debt	283,504	231,959
Stock dividend payable	—	280,720
Cash dividend payable	—	70,202
Other liabilities	79,689	60,626

Total liabilities	11,560,902	5,787,130

Noncontrolling interests	56,341	—

Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 175,840,043 and 141,705,766 shares issued; 174,540,043 and 140,405,766 shares outstanding, respectively)	1,745	1,404
Additional paid-in capital	1,950,721	1,248,745
Retained earnings	26,406	46,783
Deferred compensation	—	(65,729)
Accumulated other comprehensive income (loss), net	3,666	(1,339)
Treasury stock, at cost	(29,926)	(29,926)

Total shareholders’ equity	1,952,612	1,199,938

Total liabilities, noncontrolling interests and shareholders’ equity	$13,569,855	$6,987,068

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
	($ in thousands, except per share data)
Net investment income:
Interest income	$256,037	$119,267	$451,535	$227,841
Fee income	36,603	38,469	78,145	64,952

Total interest and fee income	292,640	157,736	529,680	292,793
Operating lease income	6,694	—	11,319	—

Total investment income	299,334	157,736	540,999	292,793
Interest expense	153,918	42,797	251,700	77,383

Net investment income	145,416	114,939	289,299	215,410
Provision for loan losses	11,471	5,047	26,184	14,949

Net investment income after provision for loan losses	133,945	109,892	263,115	200,461

Operating expenses:
Compensation and benefits	34,130	30,588	67,450	51,954
Other administrative expenses	19,561	10,521	36,860	19,775

Total operating expenses	53,691	41,109	104,310	71,729

Other income (expense):
Diligence deposits forfeited	1,103	329	3,370	1,477
(Loss) gain on investments, net	(1,489)	3,164	(1,740)	5,292
Gain (loss) on derivatives	6,124	(80)	6,650	(7)
Gain (loss) on residential mortgage investment portfolio	4,035	—	(2,071)	—
Other income, net of expenses	1,523	2,321	5,431	3,282

Total other income	11,296	5,734	11,640	10,044

Noncontrolling interests expense	1,230	—	2,091	—

Net income before income taxes and cumulative effect of accounting change	90,320	74,517	168,354	138,776
Income taxes	17,531	29,062	30,641	54,123

Net income before cumulative effect of accounting change	72,789	45,455	137,713	84,653
Cumulative effect of accounting change, net of taxes	—	—	370	—

Net income	$72,789	$45,455	$138,083	$84,653

Net income per share:
Basic	$0.43	$0.39	$0.87	$0.73
Diluted	$0.43	$0.39	$0.85	$0.72

Average shares outstanding:
Basic	168,866,621	116,669,187	159,309,225	116,539,867
Diluted	170,569,836	117,906,997	162,515,548	117,991,390

Dividends declared per share	$0.49	$—	$0.98	$—
See accompanying notes.

CapitalSource Inc.
Consolidated Statement of Shareholders’ Equity

					Accumulated Other	Treasury	Total
	Common	Additional	Retained	Deferred	Comprehensive Income	Stock,	Shareholders’
	Stock	Paid-in Capital	Earnings	Compensation	(Loss), net	at cost	Equity
	(Unaudited)
	($ in thousands)
Total shareholders’ equity as of December 31, 2005	$1,404	$1,248,745	$46,783	$(65,729)	$(1,339)	$(29,926)	$1,199,938
Net income	—	—	138,083	—	—	—	138,083
Other comprehensive income:
Unrealized gains, net of tax	—	—	—	—	5,005	—	5,005

Total comprehensive income							143,088
Cumulative effect of accounting change, net of taxes	—	(370)	—	—	—	—	(370)
Dividends paid	—	2,125	(158,412)	—	—	—	(156,287)
Issuance of common stock, net	327	749,506	—	—	—	—	749,833
Stock option expense	—	4,409	—	—	—	—	4,409
Exercise of options	4	3,323	—	—	—	—	3,327
Restricted stock activity	10	(59,273)	(48)	65,729	—	—	6,418
Tax benefit on exercise of options	—	2,244	—	—	—	—	2,244
Tax benefit on vesting of restricted stock grants	—	12	—	—	—	—	12

Total shareholders’ equity as of June 30, 2006	$1,745	$1,950,721	$26,406	$—	$3,666	$(29,926)	$1,952,612

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$138,083	$84,653
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	4,409	180
Restricted stock expense	11,944	7,933
Loss on extinguishment of debt	2,582	—
Non-cash prepayment fee	(8,353)	—
Cumulative effect of accounting change, net of taxes	(370)	—
Amortization of deferred loan fees	(43,143)	(36,595)
Interest on paid-in-kind loans	(3,202)	(5,202)
Provision for loan losses	26,184	14,949
Amortization of deferred financing fees and discounts	17,763	11,459
Depreciation and amortization	5,719	1,314
Benefit for deferred income taxes	(5,684)	(1,351)
Non-cash loss (gain) on investments, net	5,106	(3,151)
(Gain) loss on derivatives	(6,650)	7
Unrealized loss on residential mortgage investment portfolio	16,513	—
Net increase in mortgage-backed securities pledged, trading	(7,112)	—
Amortization of discount on residential mortgage investments	(7,798)	—
Increase in loans held-for-sale, net	(24,843)	(3,791)
(Increase) decrease in other assets	(30,458)	3,094
Increase (decrease) in other liabilities	3,547	(14,549)

Cash provided by operating activities	94,237	58,950
Investing activities:
Decrease in restricted cash	60,397	8,073
Increase in mortgage-related receivables, net	(2,442,119)	—
Increase in receivables under reverse-repurchase agreements, net	(62,389)	—
Increase in loans, net	(1,168,978)	(735,010)
Acquisition of real estate, net of cash acquired	(37,199)	—
Acquisition of investments, net	(14,612)	(5,110)
Acquisition of property and equipment, net	(1,487)	(2,669)

Cash used in investing activities	(3,666,387)	(734,716)
Financing activities:
Payment of deferred financing fees	(25,562)	(12,451)
Borrowings under repurchase agreements, net	31,323	—
Borrowings on unsecured credit facilities, net	460,000	—
Borrowings on secured credit facilities, net	495,705	351,663
Borrowings of term debt	3,165,124	1,153,160
Repayments of term debt	(845,333)	(867,235)
Borrowings of subordinated debt	50,000	—
Proceeds from issuance of common stock, net of offering costs	440,097	582
Proceeds from exercise of options	3,327	534
Tax benefits on share-based payments	2,256	—
Payment of dividends	(226,628)	—

Cash provided by financing activities	3,550,309	626,253

Decrease in cash and cash equivalents	(21,841)	(49,513)
Cash and cash equivalents as of beginning of period	323,896	206,077

Cash and cash equivalents as of end of period	$302,055	$156,564

Noncash transactions from investing and financing activities:
Issuance of common stock	$309,736	$—
See accompanying notes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
     CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a specialized finance company operating as a real estate investment trust (“REIT”) and providing a broad array of financial products to small and medium-sized businesses. We primarily provide and invest in the following products:
•	First Mortgage Loans — Commercial loans that are secured by first mortgages on the property of the client;

•	Senior Secured Asset-Based Loans — Commercial loans that are underwritten based on our assessment of the client’s eligible collateral, including accounts receivable, real estate related receivables and/or inventory;

•	Senior Secured Cash Flow Loans — Commercial loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Term B, Second Lien and Mezzanine Loans — Commercial loans, including subordinated mortgage loans, that come after a client’s senior loans in right of payment or upon liquidation;

•	Direct Real Estate Investments — Commercial investments in land, buildings and other assets, including those that are purchased from and triple-net leased back to the current operators through sale-leaseback transactions;

•	Private Equity Co-Investments — Opportunistic equity investments, typically in conjunction with commercial lending relationships and on the same terms as other equity investors; and

•	Residential Mortgage Investments — Investments in residential mortgage loans, residential mortgage-backed securities and residential asset-backed securities that constitute qualifying REIT assets.
     Our wholly owned significant subsidiaries and their purposes as of June 30, 2006 were as follows:

Entity	Purpose
CapitalSource TRS Inc.	Subsidiary that owns interest in CapitalSource Finance LLC that made a taxable REIT subsidiary election effective January 1, 2006.

CapitalSource Finance LLC	Primary operating subsidiary of CapitalSource TRS Inc. that conducts commercial lending and investment business of CapitalSource and manages our REIT operations.

CSE Mortgage LLC	Subsidiary that holds qualifying REIT assets of CapitalSource.

CapitalSource Finance II Inc.	Subsidiary of CapitalSource Finance LLC that holds certain limited liability companies established in accordance with credit facilities and term debt securitizations.

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
     Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.
     Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December  31, 2005 included in our Annual Report on Form 10-K. The following accounting policies have become significant accounting policies during the six months ended June 30, 2006.
Segment Reporting
     Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. In connection with our REIT election and our related purchases of residential mortgage investments, we began operating as two reportable segments on January 1, 2006: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment includes our commercial lending and investment business and our Residential Mortgage Investment segment includes all of our activities related to our residential mortgage investments. Prior to 2006, we operated as a single business segment as substantially all of our activity was related to our commercial lending and investment business, and disclosures required by this statement were not applicable.
Mortgage-Related Receivables and Related Owner Trust Securitizations
     We purchased beneficial interests in special purpose entities (“SPEs”) that acquired and securitized pools of residential mortgage loans. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, we determined that we were the primary beneficiary of the these SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. We determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of such receivables, on our accompanying consolidated balance sheet as of June 30, 2006. Such mortgage-related receivables maintain all of the economic attributes of the underlying mortgage loans legally held in trust by such SPEs and, as a result of our interest in such SPEs, we maintain all of the economic benefits and related risks of ownership of underlying mortgage loans.
     Our investments in mortgage-related receivables are recorded at amortized cost. Purchase premiums and discounts that relate to such receivables are amortized into interest income over the estimated lives of such assets in accordance with the interest method of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS No. 91”). We also apply the interest method of SFAS No. 91 for purposes of amortizing into interest expense recognized discounts and other deferred items relating to the consolidated debt obligations of the SPEs.

Note 3. Recently Issued Accounting Guidance
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective beginning the first fiscal year beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We plan to adopt FIN 48 on January 1, 2007. We have not completed our assessment of the impact of adoption on our consolidated financial statements, but do not expect it to be significant based on our current business plan.
Note 4. Mortgage-Related Receivables
     As of June 30, 2006, we had $2.4 billion in mortgage-related receivables that, as further discussed above in Note 2 , Summary of Significant Accounting Policies, are secured by prime residential mortgage loans. As of June 30, 2006, the weighted average interest rate on such receivables was 5.38%, and the weighted average contractual maturity was 29.2 years. As of June 30, 2006, the carrying amount of our residential mortgage-related receivables, including accrued interest and the unamortized balance of purchase discounts, was $2.4 billion.
     We did not record any additional provision for loan losses related to our mortgage-related receivables during the three months ended June 30, 2006. For the six months ended June 30, 2006, our provision for loan losses was $0.3 million and the allowance for loan losses was $0.3 million as of June 30, 2006. The allowance for loan losses is recorded in the accompanying consolidated balance sheet as a reduction to the carrying value of mortgage-related receivables.
Note 5. Residential Mortgage-Backed Securities and Certain Derivative Instruments
     As of June 30, 2006 and December 31, 2005, we owned $3.1 billion and $2.3 billion, respectively, in residential mortgage-backed securities (“RMBS”). As of June 30, 2006 and December 31, 2005, all of our RMBS were pledged as collateral for repurchase agreements that were used to finance the purchase of such investments. Our investments in RMBS include mortgage-backed securities that are rated AAA by Standard & Poor’s or Moody’s Investors Service, as well as mortgage-backed securities whose payments of principal and interest are guaranteed by the Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac. As of June 30, 2006 and December 31, 2005, our portfolio comprised 1-year adjustable-rate RMBS and 3-year, 5-year and 7-year hybrid adjustable-rate RMBS issued by Fannie Mae or Freddie Mac. The weighted average net coupon of RMBS in our portfolio was 4.64% and 4.59% as of June 30, 2006 and December 31, 2005, respectively.
     As of December 31, 2005, $2.0 billion of our purchases of RMBS were financed through repurchase agreements that were executed with the seller of such investments. We accounted for the various contractual elements of these transactions on a net basis such that forward commitments to purchase RMBS were recorded on our consolidated balance sheet as derivative instruments, as well as a margin-related cash deposit that was made in connection with the related repurchase agreements. These derivative instruments were adjusted to fair value through income in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
     In March 2006, we exercised our contractual right to substitute RMBS that were assigned as collateral to such repurchase agreements. As a result, as of June 30, 2006, we recorded RMBS on our accompanying consolidated balance sheet that we accounted for as debt securities classified as trading pursuant to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Additionally, in recording such investments, we also recorded liabilities to counterparties of corresponding repurchase agreements that were executed to finance the purchase of such investments. For further discussion of our accounting for such transactions, see Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K.
     As of June 30, 2006, the fair value of RMBS in our portfolio was $3.1 billion. For the three and six months ended June 30, 2006, we recognized $18.0 million and $38.6 million, respectively, of unrealized losses related to these investments in income as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income. During the six months ended June 30, 2006, and prior to executing the aforementioned right of collateral substitution, we recognized a net unrealized loss of $10.8 million in gain (loss) on residential mortgage investment portfolio related to period changes in the fair value of our forward commitments to purchase RMBS. As of December 31, 2005, RMBS with a fair value of $323.4 million were classified as trading securities on our accompanying consolidated balance sheet.
     We use various derivative instruments to economically hedge the market risk associated with the RMBS in our portfolio. We account for such derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust such instruments to fair value through income as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income. We recognized gains of $22.0 million and $47.3 million during the three and six months ended June 30, 2006, respectively, related to such derivative instruments. These amounts include interest-related accruals that we recognize in connection with the periodic settlement of such instruments.
Note 6. Commercial Loans and Credit Quality
     As of June 30, 2006 and December 31, 2005, our total commercial loan portfolio had an outstanding balance of $7.2 billion and $6.0 billion, respectively. Included in these amounts are commercial loans held-for-sale with outstanding balances of $42.2 million and $59.6 million as of June 30, 2006 and December 31, 2005, respectively, and receivables under reverse-repurchase agreements with outstanding balances of $95.6 million and $33.2 million as of June 30, 2006 and December 31, 2005, respectively. Our commercial loans held-for-sale were recorded at the lower of cost or market value on the accompanying consolidated balance sheets. None of these commercial loans had a market value below cost as of June 30, 2006 or December 31, 2005. During the three months ended June 30, 2006, we derecognized $188.1 million of loans that are resident in a special purpose entity that was previously consolidated for financial statement purposes as of December 31, 2005.
Credit Quality
     As of June 30, 2006 and December 31, 2005, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	June 30,	December 31,
Commercial Loan Asset Classification	2006	2005
	($ in thousands)
Loans 60 or more days contractually delinquent	$94,073	$41,785
Non-accrual loans(1)	143,788	137,446
Impaired loans(2)	235,552	199,257
Less: loans in multiple categories	(193,243)	(175,070)

Total	$280,170	$203,418

Total as a percentage of total loans	3.91%	3.40%

(1)	Includes commercial loans with an aggregate principal balance of $49.4 million and $37.6 million as of June 30, 2006 and December 31, 2005, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	Includes commercial loans with an aggregate principal balance of $49.4 million and $37.6 million as of June 30, 2006 and December 31, 2005, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $143.8 million and $137.4 million as of June 30, 2006 and December 31, 2005, respectively, which were also classified as loans on non-accrual status. The carrying value of impaired commercial loans was $231.3 million and $194.6 million as of June 30, 2006 and December 31, 2005, respectively.
     As defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including principal and scheduled interest payments. Pursuant to SFAS No. 114, impaired loans include loans for which we expect to have a credit loss and other loans that meet the definition of an impaired loan, but for which we do not currently expect to have a credit loss. As of June 30, 2006 and December 31, 2005, we had $101.9 million and $98.2 million of impaired commercial loans, respectively, with allocated reserves of $37.6 million and $33.1 million, respectively. As of June 30, 2006 and December 31, 2005, we had $133.6 million and $101.0 million, respectively, of impaired commercial loans for which we did not record any allocated reserves as we believe it is probable that we will collect all principal and interest amounts due.
     The average balance of impaired commercial loans during the three and six months ended June 30, 2006 was $212.8 million and $212.6 million, respectively, and was $157.0 million and $121.8 million, respectively, during the three and six months ended June 30, 2005. The total amount of interest income that was recognized on impaired commercial loans during the three and six months ended June 30, 2006 was $2.5 million and $4.8 million, respectively, and was $2.1 million and $6.1 million, respectively, during the three and six months ended June 30, 2005. The amount of cash basis interest income that was recognized on impaired commercial loans during the three and six months ended June 30, 2006 was $2.6 million and $3.9 million, respectively, and was $2.2 million and $5.3 million, respectively, during the three and six months ended June 30, 2005. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been higher than reported by $5.3 million and $10.3 million for the three and six months ended June 30, 2006, respectively, and $2.8 million and $4.0 million, respectively, for the three and six months ended June 30, 2005.
     During the three and six months ended June 30, 2006, we classified commercial loans with an aggregate carrying value of $29.7 million and $102.7 million, respectively, as of June 30, 2006 as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of June 30, 2006, commercial loans with an aggregate carrying value of $121.9 million were classified as troubled debt restructurings. These loans were also classified as impaired loans since, under SFAS No. 114, loans classified as troubled debt restructurings are also classified as impaired loans generally for a period of one year following the restructuring. The allocated reserve for commercial loans classified as troubled debt restructurings was $17.1 million as of June 30, 2006. For the year ended December 31, 2005, commercial loans with an aggregate carrying value of $73.7 million as of December 31, 2005 were classified as troubled debt restructurings. The allocated reserve for commercial loans classified as troubled debt restructurings was $13.6 million as of December 31, 2005.
     Activity in the allowance for loan losses related to our Commercial Lending & Investment segment for the six months ended June 30, 2006 and 2005 was as follows:

	Six Months Ended
	June 30,
	2006	2005
	($ in thousands)
Balance as of beginning of period	$87,370	$35,208
Provision for loan losses	25,883	14,949
Charge offs, net	(12,478)	(5,608)

Balance as of end of period	$100,775	$44,549

Note 7. Investments
     Investments as of June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005
	($ in thousands)
Investments carried at cost	$64,107	$51,907
Investments carried at fair value:
Investments available-for-sale	56,912	50,461
Warrants	7,847	10,259
Investments accounted for under the equity method	32,684	13,766

Total	$161,550	$126,393

     We account for the warrants noted in the preceding table as derivative instruments pursuant to the provisions of SFAS No. 133. As a result, we adjust such instruments to fair value through income as a component of loss (gain) on investments, net in the accompanying consolidated statements of income. During the three and six months ended June 30, 2006, we recognized $2.0 million and $2.3 million, respectively, of unrealized losses in income. During the three and six months ended June 30, 2005, we recognized $0.6 million and $3.9 million, respectively, of unrealized gains in income.
     During the three months ended June 30, 2006, we purchased $36.9 million of residential asset-backed securities that are collateralized by subprime residential mortgage loans. We account for these investments as debt securities that are classified as available-for-sale investments in accordance with SFAS No. 115. As a result, we record these investments at fair value with all temporary changes in fair value recorded in shareholders’ equity as a component of accumulated other comprehensive income (loss), net. These investments are included in investments on our accompanying consolidated balance sheet as of June 30, 2006.
     For the three and six months ended June 30, 2006, we sold investments for $4.5 million and $41.9 million, respectively, recognizing net pretax gains of $1.7 million and $2.0 million, respectively. For the three and six months ended June 30, 2005, we sold investments for $4.1 million and $5.0 million, respectively, recognizing gross pretax gains of $2.8 million and $3.4 million, respectively.
Note 8. Borrowings
     For a detailed discussion of our borrowings, see Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2006 and see Note 9, Borrowings, in our unaudited consolidated financial statements for the three months ended March 31, 2006 included in our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2006. The following changes to our borrowings occurred during the three months ended June 30, 2006:
Repurchase Agreements
     During the three months ended June 30, 2006, we entered into a master repurchase agreement with one additional financial institution to finance purchases of residential mortgage investments. The terms of this repurchase agreement are similar to those of our seven existing repurchase agreements. The amount financed under this repurchase agreement will bear interest at a per annum rate that is less than, and that adjusts based upon, short-term LIBOR indices. As of June 30, 2006 and December 31, 2005, the aggregate amount outstanding under our repurchase agreements used to finance purchases of residential mortgage investments was $3.0 billion and $2.2 billion, respectively. As of June 30, 2006 and December 31, 2005, repurchase agreements that we executed had a weighted average borrowing rate of 5.27% and 4.36%, respectively, and a weighted average remaining maturity of 1.2 months and 2.9 months, respectively. RMBS with a fair value of $3.1 billion, including accrued interest, asset-backed securities with a fair value of $37.4 million, including accrued interest, and cash deposits of $6.5 million made to cover margin calls collateralized these repurchase agreements as of June 30, 2006. RMBS with a fair value of $2.3 billion, including accrued interest, and cash deposits of $1.8 million made to cover margin calls collateralized these repurchase agreements as of December 31, 2005.
     Financing purchases of mortgage-backed securities through repurchase agreements exposes us to the risk that margin calls will be made if interest rates change or the value of the assets decline and that we will not be able to meet those margin calls. To meet margin calls, we may be required to sell our RMBS which could result in losses and adversely affect our ability to meet the applicable REIT asset and income requirements.
Credit Facilities
     As of June 30, 2006, we had eight credit facilities, seven of which were secured and one of which was unsecured, with 18 financial institutions which we use to fund our commercial loans and for general corporate purposes. During the three months ended June 30, 2006, we decreased our committed credit facility capacity to $4.8 billion. As of June 30, 2006, two of our credit facilities, with a total capacity of $1.3 billion, are scheduled to mature within one year, both of which are subject to annual renewal. Our other six credit facilities, with a total capacity of $3.5 billion, have scheduled maturity dates between one and three years, of which $2.6 billion is subject to annual renewal.
     In April 2006, we decreased the maximum facility amount of our $1.6 billion credit facility with Citigroup Global Markets Inc. to $600.0 million. We used the proceeds from our April 2006 term debt securitization, discussed below, and from other financing sources to repay $762.0 million under this facility. In addition, on June 30, 2006, we amended the maximum advance rate under this credit facility to 85%.
     On April 28, 2006, we amended our $1.0 billion credit facility with Wachovia Capital Markets LLC to increase the number of lenders participating in the facility, increase the maximum amount of the facility to $1.2 billion and extend the maturity date to April 28, 2009 from April 28, 2006.
     On June 30, 2006, we amended our unsecured syndicated revolving credit facility to, among other things, increase the maximum facility amount to $640.0 million from $545.0 million. This amendment added four new financial institutions to the syndicate, increasing the total number of lenders within the facility to 16.

     On June 30, 2006, we entered into a $500.0 million secured, revolving credit facility with Citigroup Global Markets Realty Corp. We used the proceeds from the facility primarily to finance the origination of commercial real estate and real estate-related loan assets. The credit facility is secured by commercial real estate and real estate-related loan assets and has a scheduled maturity date of June 27, 2009. Interest on borrowings under the credit facility will be charged at the applicable commercial paper rate or the Alternate Rate, as defined in the related Sale and Servicing Agreement. On July 28, 2006, we amended this credit facility to increase the maximum facility amount to $900.0 million through the addition of a new lender.
Term Debt
     On April 11, 2006, we completed a $782.3 million term debt securitization. Consistent with all of our prior term debt securitizations, we recorded this transaction as an on-balance sheet financing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In conjunction with this transaction, we established a single-purpose, bankruptcy-remote subsidiary, CapitalSource Commercial Loan Trust 2006-1. The transaction covers the sale of $715.8 million of floating-rate asset-backed notes, which are backed by a $782.3 million diversified pool of commercial loans from our commercial lending portfolio. Subject to the satisfaction of certain conditions, we remain servicer of the loans. The offered notes represent 91.5% of the collateral pool, and we retained an 8.5% interest in the collateral pool. The Class A, B, C and D notes carry an interest rate of 30-day LIBOR plus 0.12%, 0.25%, 0.55% and 1.30%, respectively, and are expected to mature at various dates through December 2010. We used the proceeds to repay outstanding indebtedness under one of our secured credit facilities.
Note 9. Guarantor Information
     The following represents the unaudited supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of the convertible debt issued in March 2004 and July 2004, and CapitalSource Finance LLC (“CapitalSource Finance”), which was a guarantor of the convertible debentures, and our subsidiaries that are not guarantors of the convertible debentures as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed the debentures, fully and unconditionally, on a senior basis. Through October 12, 2005, CSE Holdings LLC, formerly CapitalSource Holdings Inc. (“CSE Holdings”), was also a guarantor of the convertible debentures. On October 12, 2005, CSE Holdings merged with and into CapitalSource Inc., with CapitalSource Inc. as the surviving entity. The following condensed consolidating financial statements include the activity of CSE Holdings for the three and six months ended June 30, 2005. Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

Consolidating Balance Sheet
June 30, 2006

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)
Assets
Cash and cash equivalents	$1,806	$148,752	$73,772	$77,725	$—	$302,055
Restricted cash	—	131,190	74,800	18,398	—	224,388
Mortgage-related receivables, net	—	—	—	2,412,279	—	2,412,279
Mortgage-backed securities pledged, trading	—	—	—	3,093,675	—	3,093,675
Receivables under reverse-repurchase agreements	—	95,632	—	—	—	95,632
Loans held-for-sale	—	26,223	15,998	—	—	42,221
Loans:
Loans	—	3,785,020	623,320	2,633,572	(8,794)	7,033,118
Less deferred loan fees and discounts	—	(41,198)	(45,378)	(41,008)	—	(127,584)
Less allowance for loan losses	—	—	(83,278)	(17,497)	—	(100,775)

Loans, net	—	3,743,822	494,664	2,575,067	(8,794)	6,804,759
Property and equipment, net	—	27	11,516	238,308	—	249,851
Investment in subsidiaries	2,914,688	—	772,494	1,094,451	(4,781,633)	—
Intercompany due from/(due to)	52,367	—	(142,366)	89,999	—	—
Intercompany note receivable	—	2,909	12,403	—	(15,312)	—
Investments	—	46,301	77,899	37,350	—	161,550
Deferred financing fees, net	12,592	19,149	8,592	9,472	—	49,805
Other assets	6	776	22,633	118,243	(8,018)	133,640

Total assets	$2,981,459	$4,214,781	$1,422,405	$9,764,967	$(4,813,757)	$13,569,855

Liabilities, noncontrolling interests and shareholders’ equity
Liabilities:
Repurchase agreements	$—	$112,651	$—	$3,034,099	$—	$3,146,750
Unsecured credit facilities	460,000	—	—	—	—	460,000
Secured credit facilities	—	1,585,978	—	1,318,000	—	2,903,978
Term debt	—	1,708,095	6,714	2,417,172	—	4,131,981
Convertible debt	555,000	—	—	—	—	555,000
Subordinated debt	—	—	283,504	—	—	283,504
Other liabilities	13,847	20,255	37,736	24,663	(16,812)	79,689
Intercompany note payable	—	15,312	—	—	(15,312)	—

Total liabilities	1,028,847	3,442,291	327,954	6,793,934	(32,124)	11,560,902

Noncontrolling interests	—	—	—	56,345	(4)	56,341

Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,745	—	—	—	—	1,745
Additional paid-in capital	1,950,721	246,182	310,460	2,754,886	(3,311,528)	1,950,721
Retained earnings	26,406	526,286	780,229	155,833	(1,462,348)	26,406
Accumulated other comprehensive income, net	3,666	22	3,762	3,969	(7,753)	3,666
Treasury stock, at cost	(29,926)	—	—	—	—	(29,926)

Total shareholders’ equity	1,952,612	772,490	1,094,451	2,914,688	(4,781,629)	1,952,612

Total liabilities, noncontrolling interests and shareholders’ equity	$2,981,459	$4,214,781	$1,422,405	$9,764,967	$(4,813,757)	$13,569,855

Consolidating Balance Sheet
December 31, 2005

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

	($ in thousands)
Assets
Cash and cash equivalents	$2,038	$145,065	$156,571	$20,222	$—	$323,896
Restricted cash	—	125,832	153,299	5,654	—	284,785
Mortgage-related receivables, net	—	—	—	39,438	—	39,438
Mortgage-backed securities pledged, trading	—	—	—	323,370	—	323,370
Receivables under reverse-repurchase agreements	—	33,243	—	—	—	33,243
Loans held-for-sale	—	17,378	42,211	—	—	59,589
Loans:
Loans	—	4,087,078	374,833	1,440,828	(7,828)	5,894,911
Less deferred loan fees and discounts	—	(971)	(100,123)	(19,313)	—	(120,407)
Less allowance for loan losses	—	—	(78,003)	(9,367)	—	(87,370)

Loans, net	—	4,086,107	196,707	1,412,148	(7,828)	5,687,134
Property and equipment, net	—	—	11,502	—	—	11,502
Investment in subsidiaries	2,063,092	—	655,627	—	(2,718,719)	—
Intercompany note receivable	—	7,803	35,288	—	(43,091)	—
Investments	33,494	21,210	71,689	—	—	126,393
Deferred financing fees, net	11,114	22,868	7,944	80	—	42,006
Other assets	20,110	1,018	19,839	14,745	—	55,712

Total assets	$2,129,848	$4,460,524	$1,350,677	$1,815,657	$(2,769,638)	$6,987,068

Liabilities and shareholders’ equity
Liabilities:
Repurchase agreements	$—	$47,157	$—	$311,266	$—	$358,423
Secured credit facilities	—	1,938,273	42,179	470,000	—	2,450,452
Term debt	—	1,774,475	5,273	—	—	1,779,748
Convertible debt	555,000	—	—	—	—	555,000
Subordinated debt	—	—	231,959	—	—	231,959
Stock dividend payable	280,720	—	—	—	—	280,720
Cash dividend payable	70,202	—	—	—	—	70,202
Other liabilities	3,661	22,228	41,112	1,453	(7,828)	60,626
Intercompany note payable	20,327	22,764	—	—	(43,091)	—

Total liabilities	929,910	3,804,897	320,523	782,719	(50,919)	5,787,130

Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,404	—	—	—	—	1,404
Additional paid-in capital	1,248,745	278,656	362,137	1,025,690	(1,666,483)	1,248,745
Retained earnings	46,783	377,492	668,762	7,248	(1,053,502)	46,783
Deferred compensation	(65,729)	—	—	—	—	(65,729)
Accumulated other comprehensive loss, net	(1,339)	(521)	(745)	—	1,266	(1,339)
Treasury stock, at cost	(29,926)	—	—	—	—	(29,926)

Total shareholders’ equity	1,199,938	655,627	1,030,154	1,032,938	(2,718,719)	1,199,938

Total liabilities and shareholders’ equity	$2,129,848	$4,460,524	$1,350,677	$1,815,657	$(2,769,638)	$6,987,068

Consolidating Statement of Income
Three Months Ended June 30, 2006

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)
Net investment income:
Interest income	$—	$116,621	$15,604	$124,299	$(487)	$256,037
Fee income	—	47,791	(22,505)	11,317	—	36,603

Total interest and fee income	—	164,412	(6,901)	135,616	(487)	292,640
Operating lease income	—	—	—	6,694	—	6,694

Total investment income	—	164,412	(6,901)	142,310	(487)	299,334
Interest expense	7,647	52,041	7,006	87,711	(487)	153,918

Net investment (loss) income	(7,647)	112,371	(13,907)	54,599	—	145,416
Provision for loan losses	—	—	7,432	4,039	—	11,471

Net investment (loss) income after provision for loan losses	(7,647)	112,371	(21,339)	50,560	—	133,945

Operating expenses:
Compensation and benefits	—	1,375	32,755	—	—	34,130
Other administrative expenses	3,745	689	14,736	3,978	(3,587)	19,561

Total operating expenses	3,745	2,064	47,491	3,978	(3,587)	53,691

Other income (expense):
Diligence deposits forfeited	—	—	1,103	—	—	1,103
Loss on investments, net	—	—	(1,489)	—	—	(1,489)
Gain on derivatives	—	624	1,123	4,377	—	6,124
Gain on residential mortgage investment portfolio	—	—	—	4,035	—	4,035
Other income, net of expenses	76	89	4,945	—	(3,587)	1,523
Earnings in subsidiaries	84,105	—	105,319	47,872	(237,296)	—
Intercompany	—	(5,701)	5,701	—	—	—

Total other income (expense)	84,181	(4,988)	116,702	56,284	(240,883)	11,296

Noncontrolling interests expense	—	—	—	1,230	—	1,230

Net income before income taxes and cumulative effect of accounting change	72,789	105,319	47,872	101,636	(237,296)	90,320
Income taxes	—	—	—	17,531	—	17,531

Net income before cumulative effect of accounting change	72,789	105,319	47,872	84,105	(237,296)	72,789
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—

Net income	$72,789	$105,319	$47,872	$84,105	$(237,296)	$72,789

Consolidating Statement of Income
Six Months Ended June 30, 2006

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)
Net investment income:
Interest income	$549	$231,809	$31,923	$189,115	$(1,861)	$451,535
Fee income	—	76,731	(24,016)	25,430	—	78,145

Total interest and fee income	549	308,540	7,907	214,545	(1,861)	529,680
Operating lease income	—	—	—	11,319	—	11,319

Total investment income	549	308,540	7,907	225,864	(1,861)	540,999
Interest expense	12,953	105,456	12,533	122,619	(1,861)	251,700

Net investment (loss) income	(12,404)	203,084	(4,626)	103,245	—	289,299
Provision for loan losses	—	—	17,753	8,431	—	26,184

Net investment (loss) income after provision for loan losses	(12,404)	203,084	(22,379)	94,814	—	263,115

Operating expenses:
Compensation and benefits	—	2,306	65,144	—	—	67,450
Other administrative expenses	7,339	1,237	28,350	7,053	(7,119)	36,860

Total operating expenses	7,339	3,543	93,494	7,053	(7,119)	104,310

Other income (expense):
Diligence deposits forfeited	—	—	3,370	—	—	3,370
Loss on investments, net	—	—	(1,740)	—	—	(1,740)
Gain on derivatives	—	1,035	1,238	4,377	—	6,650
Loss on residential mortgage investment portfolio	—	—	—	(2,071)	—	(2,071)
Other income, net of expenses	76	318	14,738	(2,582)	(7,119)	5,431
Earnings in subsidiaries	157,750	—	187,564	102,997	(448,311)	—
Intercompany	—	(13,330)	13,330			—

Total other income (expense)	157,826	(11,977)	218,500	102,721	(455,430)	11,640

Noncontrolling interests expense	—	—	—	2,091	—	2,091

Net income before income taxes and cumulative effect of accounting change	138,083	187,564	102,627	188,391	(448,311)	168,354
Income taxes	—	—	—	30,641	—	30,641

Net income before cumulative effect of accounting change	138,083	187,564	102,627	157,750	(448,311)	137,713
Cumulative effect of accounting change, net of taxes	—	—	370	—	—	370

Net income	$138,083	$187,564	$102,997	$157,750	$(448,311)	$138,083

Consolidating Statement of Income
Three Months Ended June 30, 2005

		CapitalSource Finance LLC
		Combined Non-	Combined
		Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

		(Unaudited)
		($ in thousands)
Net investment income:
Interest income	$—	$99,501	$20,412	$(646)	$119,267
Fee income	—	15,106	23,363	—	38,469

Total interest and fee income	—	114,607	43,775	(646)	157,736
Interest expense	4,178	38,299	966	(646)	42,797

Net investment (loss) income	(4,178)	76,308	42,809	—	114,939
Provision for loan losses	—	—	5,047	—	5,047

Net investment (loss) income after provision for loan losses	(4,178)	76,308	37,762	—	109,892

Operating expenses:
Compensation and benefits	—	834	29,754	—	30,588
Other administrative expenses	136	300	10,085	—	10,521

Total operating expenses	136	1,134	39,839	—	41,109

Other income (expense):
Diligence deposits forfeited	—	—	329	—	329
Gain on investments, net	—	—	3,164	—	3,164
(Loss) gain on derivatives	—	(252)	172	—	(80)
Other income, net of expenses	—	1,791	530	—	2,321
Earnings in subsidiaries	78,831	—	80,446	(159,277)	—
Intercompany	—	3,733	(3,733)	—	—

Total other income	78,831	5,272	80,908	(159,277)	5,734

Net income before income taxes	74,517	80,446	78,831	(159,277)	74,517
Income taxes	29,062	—	—	—	29,062

Net income	$45,455	$80,446	$78,831	$(159,277)	$45,455

Consolidating Statement of Income
Six Months Ended June 30, 2005

		CapitalSource Finance LLC
		Combined Non-	Combined
		Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

		(Unaudited)
		($ in thousands)
Net investment income:
Interest income	$—	$194,981	$34,156	$(1,296)	$227,841
Fee income	—	24,508	40,444	—	64,952

Total interest and fee income	—	219,489	74,600	(1,296)	292,793
Interest expense	8,377	68,605	1,697	(1,296)	77,383

Net investment (loss) income	(8,377)	150,884	72,903	—	215,410
Provision for loan losses	—	—	14,949	—	14,949

Net investment (loss) income after provision for loan losses	(8,377)	150,884	57,954	—	200,461

Operating expenses:
Compensation and benefits	—	1,247	50,707	—	51,954
Other administrative expenses	294	430	19,051	—	19,775

Total operating expenses	294	1,677	69,758	—	71,729

Other income (expense):
Diligence deposits forfeited	—	—	1,477	—	1,477
Gain on investments, net	—	—	5,292	—	5,292
Gain (loss) on derivatives	—	789	(796)	—	(7)
Other income, net of expenses	—	2,463	819	—	3,282
Earnings in subsidiaries	147,447	—	157,437	(304,884)	—
Intercompany	—	4,978	(4,978)	—	—

Total other income	147,447	8,230	159,251	(304,884)	10,044

Net income before income taxes	138,776	157,437	147,447	(304,884)	138,776
Income taxes	54,123	—	—	—	54,123

Net income	$84,653	$157,437	$147,447	$(304,884)	$84,653

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-		Consolidated
	CapitalSource	Guarantor	Guarantor	Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$138,083	$187,564	$102,997	$157,750	$(448,311)	$138,083
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	4,409	—	—	—	—	4,409
Restricted stock expense	—	—	11,944	—	—	11,944
Loss on extinguishment of debt	—	—	—	2,582	—	2,582
Non-cash prepayment fee	—	—	(8,353)	—	—	(8,353)
Cumulative effect of accounting change, net of taxes	—	—	(370)	—	—	(370)
Amortization of deferred loan fees	—	(24,462)	15,202	(33,883)	—	(43,143)
Interest on paid-in-kind loans	—	5,158	(4,804)	(3,556)	—	(3,202)
Provision for loan losses	—	—	17,753	8,431	—	26,184
Amortization of deferred financing fees and discounts	1,431	12,079	262	3,991	—	17,763
Depreciation and amortization	—	4	1,452	4,263	—	5,719
Benefit for deferred income taxes	—	—	—	(5,684)	—	(5,684)
Non-cash loss on investments, net	—	—	5,106	—	—	5,106
Gain on derivatives	—	(1,035)	(1,238)	(4,377)	—	(6,650)
Unrealized loss on residential mortgage investment portfolio	—	—	—	16,513	—	16,513
Net increase in mortgage-backed securities pledged, trading	—	—	—	(7,112)	—	(7,112)
Amortization of discount on residential mortgage investments	—	—	—	(7,798)	—	(7,798)
(Increase) decrease in loans held-for-sale, net	—	(51,056)	26,213	—	—	(24,843)
Decrease in intercompany note receivable	—	4,894	22,885	—	(27,779)	—
Decrease (increase) in other assets	20,104	242	(2,630)	(56,192)	8,018	(30,458)
Increase (decrease) in other liabilities	11,835	(3,042)	(1,821)	5,559	(8,984)	3,547
Net transfers with subsidiaries	(863,138)	(33,035)	(68,876)	516,738	448,311	—

Cash (used in) provided by operating activities	(687,276)	97,311	115,722	597,225	(28,745)	94,237
Investing activities:
(Increase) decrease in restricted cash	—	(5,358)	78,499	(12,744)	—	60,397
Increase in mortgage-related receivables, net	—	—	—	(2,442,119)	—	(2,442,119)
Increase in receivables under reverse-repurchase agreements, net	—	(62,389)	—	—	—	(62,389)
Decrease (increase) in loans, net	—	362,559	(315,343)	(1,217,160)	966	(1,168,978)
Acquisition of real estate, net of cash acquired	—	—	—	(37,199)	—	(37,199)
Disposal (acquisition) of investments, net	33,484	(19,400)	(10,751)	(17,945)	—	(14,612)
Acquisition of property and equipment, net	—	(29)	(1,458)	—	—	(1,487)

Cash provided by (used in) investing activities	33,484	275,383	(249,053)	(3,727,167)	966	(3,666,387)
Financing activities:
Payment of deferred financing fees	(2,909)	(8,360)	(910)	(13,383)	—	(25,562)
Decrease in intercompany note payable	(20,327)	(7,452)	—	—	27,779	—
Borrowings (repayments) under repurchase agreements, net	—	65,495	—	(34,172)	—	31,323
Borrowings on unsecured credit facilities, net	460,000	—	—	—	—	460,000
(Repayments of) borrowings on secured credit facilities, net	—	(352,295)	—	848,000	—	495,705
Borrowings of term debt	—	715,763	1,491	2,447,870	—	3,165,124
Repayments of term debt	—	(782,158)	(49)	(63,126)	—	(845,333)
Borrowings of subordinated debt	—	—	50,000	—	—	50,000
Proceeds from issuance of common stock, net of offering costs	440,097	—	—	—	—	440,097
Proceeds from exercise of options	3,327	—	—	—	—	3,327
Tax benefits on share-based payments	—	—	—	2,256	—	2,256
Payment of dividends	(226,628)	—	—	—	—	(226,628)

Cash provided by (used in) financing activities	653,560	(369,007)	50,532	3,187,445	27,779	3,550,309

(Decrease) increase in cash and cash equivalents	(232)	3,687	(82,799)	57,503	—	(21,841)
Cash and cash equivalents as of beginning of period	2,038	145,065	156,571	20,222	—	323,896

Cash and cash equivalents as of end of period	$1,806	$148,752	$73,772	$77,725	$—	$302,055

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2005

		CapitalSource Finance LLC
		Combined Non-	Combined
		Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.

		(Unaudited)
		($ in thousands)
Operating activities:
Net income	$84,653	$157,437	$147,447	$(304,884)	$84,653
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	180	—	—	—	180
Restricted stock expense	7,933	—	—	—	7,933
Amortization of deferred loan fees	—	—	(36,595)	—	(36,595)
Interest on paid-in-kind loans	—	120	(5,322)	—	(5,202)
Provision for loan losses	—	—	14,949	—	14,949
Amortization of deferred financing fees and discounts	1,163	9,834	462	—	11,459
Depreciation and amortization	—	—	1,314	—	1,314
Benefit for deferred income taxes	(1,351)	—	—	—	(1,351)
Non-cash gain on investments, net	—	—	(3,151)	—	(3,151)
(Gain) loss on derivatives	—	(788)	795	—	7
Increase in loans held-for-sale, net	—	(3,791)	—	—	(3,791)
Decrease in intercompany note receivable	—	—	5,570	(5,570)	—
Decrease in other assets	153	1,881	1,060	—	3,094
Increase (decrease) in other liabilities	793	3,258	(17,304)	(1,296)	(14,549)
Net transfers with subsidiaries	(94,486)	(499,395)	288,997	304,884	—

Cash (used in) provided by operating activities	(962)	(331,444)	398,222	(6,866)	58,950
Investing activities:
Decrease (increase) in restricted cash	—	10,093	(2,020)	—	8,073
Increase in loans, net	—	(354,565)	(381,741)	1,296	(735,010)
Acquisition of investments, net	—	—	(5,110)	—	(5,110)
Acquisition of property and equipment, net	—	5	(2,674)	—	(2,669)

Cash used in investing activities	—	(344,467)	(391,545)	1,296	(734,716)
Financing activities:
Payment of deferred financing fees	(154)	(12,267)	(30)	—	(12,451)
Decrease in intercompany note payable	—	(5,570)	—	5,570	—
Borrowings on secured credit facilities, net	—	264,271	87,392	—	351,663
Borrowings of term debt	—	1,141,825	11,335	—	1,153,160
Repayments of term debt	—	(744,973)	(122,262)	—	(867,235)
Proceeds from issuance of common stock, net of offering costs	582	—	—	—	582
Proceeds from exercise of options	534	—	—	—	534

Cash provided by (used in) financing activities	962	643,286	(23,565)	5,570	626,253

Decrease in cash and cash equivalents	—	(32,625)	(16,888)	—	(49,513)
Cash and cash equivalents as of beginning of period	—	170,532	35,545	—	206,077

Cash and cash equivalents as of end of period	$—	$137,907	$18,657	$—	$156,564

Note 10. Shareholders’ Equity
     Common Stock Shares Outstanding
     Common stock share activity for the six months ended June 30, 2006 was as follows:

Outstanding as of December 31, 2005	140,405,766
Issuance of common stock	33,269,789
Exercise of options	419,051
Restricted stock and other stock grants, net	445,437

Outstanding as of June 30, 2006	174,540,043

     Dividend Reinvestment and Stock Purchase Plan
     In March 2006, we began offering a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows all common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the six months ended June 30, 2006, we received proceeds of $39.7 million related to the purchase of 1.7 million shares of our common stock pursuant to the DRIP. In addition, we received proceeds of $5.1 million related to cash dividends reinvested for 0.2 million shares of our common stock during the six months ended June 30, 2006.
Note 11. Income Taxes
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
     As certain of our subsidiaries are TRSs, we continue to report a provision for income taxes within our financial statements. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

     During the three and six months ended June 30, 2006, we recorded $17.5 million and $30.6 million of income tax expense, respectively. Our effective income tax rate for the three and six months ended June 30, 2006 attributable to our TRSs was 38.6% and the effective tax rate on our consolidated net income was 19.3% and 18.2%, respectively. The reconciliations of the consolidated effective income tax rate and the federal statutory corporate income tax rate for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005		2006	2005

Federal statutory rate	35.0%	35.0%		35.0%	35.0%
Benefit of REIT election	(17.4)	—		(16.1)	—
State income taxes, net of federal tax benefit	0.5	3.8		1.5	3.8
Other	1.3	0.2		0.6	0.2

Estimated annual effective income tax rate	19.4	39.0		21.0	39.0
Discrete item — Benefit for reversal of net deferred tax liabilities(1)	—	—		(2.8)	—

Current quarter effective income tax rate	19.4%	39.0	%(2)	18.2%	39.0	%(2)

(1)	In connection with our REIT election, we reversed net deferred tax liabilities of $4.7 million, relating to REIT qualifying activities, into income during the six months ended June 30, 2006.

(2)	We provided for income taxes on the income earned for the three and six months ended June 30, 2005 based on a 39.0% effective tax rate. However, we provided for income taxes on the total income earned in 2005 based on a 38.8% effective tax rate. This decrease in the effective tax rate was the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2004 plus a change in the estimated tax rate for 2005 which was accounted for in the third quarter 2005.
     During the six months ended June 30, 2006 we recorded a valuation allowance of $0.4 million against our deferred tax asset related to a state net operating loss carryforward, the majority of which expires beginning in 2025, as we determined that it was more likely than not that this deferred tax asset would not be realized.
Note 12. Comprehensive Income
     Comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	($ in thousands)
Net income	$72,789	$45,455	$138,083	$84,653
Unrealized gain (loss) on available-for-sale securities, net of tax	1,937	40	2,549	(290)
Unrealized gain (loss) on cash flow hedges, net of tax	1,186	(300)	2,456	(268)

Comprehensive income	$75,912	$45,195	$143,088	$84,095

     Accumulated other comprehensive income (loss), net as of June 30, 2006 and December 31, 2005 was as follows:

	June 30,	December 31,
	2006	2005
	($ in thousands)
Unrealized gain (loss) on available-for-sale securities, net of tax	$1,731	$(818)
Unrealized gain (loss) on cash flow hedges, net of tax	1,935	(521)

Accumulated other comprehensive income (loss), net	$3,666	$(1,339)

Note 13. Net Income per Share
     The computations of basic and diluted net income per share for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		($ in thousands, except per share data)
Basic net income per share:
Net income	$72,789	$45,455	$138,083	$84,653
Average shares — basic	168,866,621	116,669,187	159,309,225	116,539,867
Basic net income per share	$0.43	$0.39	$0.87	$0.73

Diluted net income per share:
Net income	$72,789	$45,455	$138,083	$84,653
Average shares — basic	168,866,621	116,669,187	159,309,225	116,539,867
Effect of dilutive securities:
Stock dividend declared(1)	—	—	1,629,138	—
Option shares	384,842	730,320	434,331	799,055
Unvested restricted stock	1,299,293	502,812	1,129,508	648,701
Stock units	19,080	4,678	13,346	3,767
Non-managing member units	—	—	—	—
Convertible debt	—	—	—	—
Written call option	—	—	—	—

Average shares — diluted	170,569,836	117,906,997	162,515,548	117,991,390

Diluted net income per share	$0.43	$0.39	$0.85	$0.72

(1)	All conditions were not met for inclusion in the basic net income per share calculation until such shares were issued on January 25, 2006.
     Shares that have an antidilutive effect in the calculation of diluted net income per share have been excluded from the computations above. For the three and six months ended June 30, 2006 we excluded 33.3 million and 31.9 million antidilutive shares, respectively. For the three and six months ended June 30, 2005, we excluded 25.5 million and 25.4 million antidilutive shares, respectively.
Note 14. Stock-Based Compensation
  Equity Incentive Plan
     Effective with our initial public offering on August 6, 2003, our shareholders adopted the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan. In April 2006, our shareholders adopted the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan (the “Plan”) which, among other things, increased the total shares of common stock reserved for issuance to 33.0 million from 14.0 million under the previous plan and extended the termination date from that of the previous plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) August 6, 2016. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. As of June 30, 2006, there were 15.2 million shares remaining available for issuance under the Plan, in the form of stock options, restricted common stock or other stock awards.
  Adoption of SFAS No. 123(R)
     On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”), as it relates to the Plan described above. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized from the exercise of stock options to be classified as financing cash flows, rather than as operating cash flows.

     Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments to employees using the intrinsic value method in accordance with APB 25 and related interpretations, as permitted under SFAS No. 123, and as such, generally recognized no compensation cost for employee stock options. In accordance with APB 25, compensation cost was only recognized for our options and restricted stock granted to employees where the exercise price was less than the market price of the underlying common stock on the date of grant. We adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized beginning on January 1, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, our consolidated financial statements from prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). In addition, under SFAS No. 123(R), an entity may elect to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using either a straight-line recognition method or a graded vesting recognition method. We elected the straight-line recognition method for all awards with only service based vesting conditions. For awards having graded vesting schedules and performance or market based vesting conditions, we amortize compensation cost using the graded vesting recognition method.
     Upon adoption of SFAS No. 123(R), we recorded a cumulative effect of accounting change of $0.4 million (or $0.00 per diluted share), net of taxes, in our accompanying consolidated statement of income for the six months ended June 30, 2006 resulting from the requirement to estimate forfeitures for unvested awards at the date of grant instead of recognizing them as incurred. We did not record any additional cumulative effect of accounting change during the three months ended June 30, 2006. Our net income for the three and six months ended June 30, 2006 is $2.1 million, or $0.01 per basic and diluted share, lower than if we had continued to account for stock-based compensation under APB 25. The adoption of SFAS No. 123(R) also had the impact of reducing net operating cash flows and increasing net financing cash flows by the $2.3 million excess tax benefit recognized for the six months ended June 30, 2006.
     The following table illustrates the effect on reported net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and six months ended June 30, 2005 ($ in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	($ in thousands, except per share data)
Net income as reported	$45,455	$84,653
Add back: Stock-based compensation expense from options included in reported net income, net of tax	29	109
Deduct: Total stock-based compensation expense determined under fair value-based method for all option awards, net of tax	(595)	(1,076)

Pro forma net income	$44,889	$83,686

Net income per share:
Basic — as reported	$0.39	$0.73
Basic — pro forma	$0.38	$0.72
Diluted — as reported	$0.39	$0.72
Diluted — pro forma	$0.38	$0.71
     Total compensation cost recognized in income pursuant to the Plan was $9.8 million and $16.3 million for the three and six months ended June 30, 2006, respectively, and $5.8 million and $8.1 million for the three and six months ended June 30, 2005.

The following disclosures are being provided pursuant to the requirements of SFAS No. 123(R).
   Stock Options
     Option activity for the six months ended June 30, 2006 was as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Options	Price	(in years)	Intrinsic Value
				($ in thousands)
Outstanding as of December 31, 2005	2,587,312	$15.34
Granted	7,902,912	23.71
Exercised	(419,051)	8.51
Forfeited	(143,756)	18.99

Outstanding as of June 30, 2006	9,927,417	$22.24	9.48	$14,206

Vested or expected to vest as of June 30, 2006	8,331,355	$22.03	1.51	$13,628

Exercisable as of June 30, 2006	2,614,313	$20.54	9.05	$8,099

     For the six months ended June 30, 2006, the weighted average grant date fair value of options granted was $1.43. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $6.5 million. As of June 30, 2006, the total unrecognized compensation cost related to nonvested options granted pursuant to the Plan was $12.9 million. This cost is expected to be recognized over a weighted average period of 2.47 years.
     For awards containing only service and/or performance based vesting conditions, we use the Black-Scholes weighted average option-pricing model to estimate the fair value of each option grant on its grant date. During the three and six months ended June 30, 2005, we used this model solely to determine the pro forma net income disclosures required by SFAS No. 123. The weighted average assumptions used in this model for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Dividend yield	8.35%	—	8.34%	—
Expected volatility	20%	31%	20%	31%
Risk-free interest rate	4.99%	3.93%	4.98%	3.96%
Expected life	9.9 years	6.0 years	9.7 years	6.0 years
     The dividend yield is computed based on annualized dividends and the average share price for the period. Prior to our decision to elect to be taxed as a REIT for the year commencing January 1, 2006, we did not pay dividends and this assumption was not applicable. Prior to 2006, expected volatility was based on the historical volatility of our common stock. In connection with our REIT election, we changed our method of computing the expected volatility to be based on the average volatility of the common stock of selected competitor REITs as our historical volatility is no longer an indicator of our future volatility. The risk-free interest rate is the U.S. Treasury yield curve in effect at the time of grant based on the expected life of options. The expected life of our options granted represents the period of time that options are expected to be outstanding. The expected life of our options increased during the three months ended June 30, 2006 as a result of options granted to certain executives during the period which have a longer expected life.
     For certain awards granted during the three months ended June 30, 2006 containing market based vesting conditions, we used a lattice option-pricing model to estimate the fair value of each option grant on its grant date. The assumptions used in this model for the three and six months ended June 30, 2006 were as follows:

Three and Six Months
Ended
June 30, 2006
Dividend yield	8.25%
Expected volatility	20%
Risk-free interest rate	5.00%
Expected life	10.0 years

     The dividend yield is computed based on annualized dividends and the share price on the last day of the period. Our expected volatility is computed based on the average volatility of the common stock of selected competitor REITs as our historical volatility is not an indicator of our future volatility, as discussed above. The risk-free interest rate is the U.S. Treasury yield curve in effect at the time of grant based on the expected life of options. The expected life of our options granted represents the period of time that options are expected to be outstanding.
   Restricted Stock
     Restricted stock activity for the six months ended June 30, 2006 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2005	3,873,124	$22.08
Granted	1,387,099	23.61
Vested	(690,329)	22.67
Forfeited	(102,759)	22.24

Nonvested as of June 30, 2006	4,467,135	$22.46

     The fair value of nonvested restricted stock is determined based on the closing trading price of our common stock on the grant date. The weighted average grant date fair value of restricted stock granted during the six months ended June 30, 2006 was $23.61. The total fair value of restricted stock that vested during the six months ended June 30, 2006 was $16.7 million. As of June 30, 2006, the total unrecognized compensation cost related to nonvested restricted stock granted pursuant to the Plan was $79.6 million. This cost is expected to be recognized over a weighed average period of 1.98 years.
Note 15. Commitments and Contingencies
     As of June 30, 2006, we had issued $190.3 million in letters of credit which expire at various dates over the next seven years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $4.7 million, in other assets in the accompanying consolidated balance sheet as of June 30, 2006.
     From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 16. Operating Segments
     As discussed in Note 2, Summary of Significant Accounting Policies, on January 1, 2006 we began operating as two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Prior to 2006, we operated as a single business segment as substantially all of our activity was related to our commercial lending and investment business. The financial results of our operating segments as of and for the three and six months ended June 30, 2006 were as follows:

	Three Months Ended June 30, 2006
	Commercial	Residential
	Lending &	Mortgage
	Investment	Investment	Consolidated Total
		($ in thousands)
Total interest and fee income	$216,686	$75,954	$292,640
Operating lease income	6,694	—	6,694
Interest expense	81,262	72,656	153,918
Provision for loan losses	11,471	—	11,471
Operating expenses(1)	51,737	1,954	53,691
Other income(2)	7,261	4,035	11,296
Noncontrolling interests expense	1,230	—	1,230

Net income before income taxes and cumulative effect of accounting change	84,941	5,379	90,320
Income taxes	17,531	—	17,531

Net income before cumulative effect of accounting change	67,410	5,379	72,789
Cumulative effect of accounting change, net of taxes	—	—	—

Net income	$67,410	$5,379	$72,789

Total assets	$7,931,088	$5,638,767	$13,569,855

	Six Months Ended June 30, 2006
	Commercial	Residential
	Lending &	Mortgage
	Investment	Investment	Consolidated Total
		($ in thousands)
Total interest and fee income	$426,356	$103,324	$529,680
Operating lease income	11,319	—	11,319
Interest expense	154,095	97,605	251,700
Provision for loan losses	25,883	301	26,184
Operating expenses(1)	100,102	4,208	104,310
Other income (expense)(2)	13,711	(2,071)	11,640
Noncontrolling interests expense	2,091	—	2,091

Net income (loss) before income taxes and cumulative effect of accounting change	169,215	(861)	168,354
Income taxes	30,641	—	30,641

Net income (loss) before cumulative effect of accounting change	138,574	(861)	137,713
Cumulative effect of accounting change, net of taxes	370	—	370

Net income (loss)	$138,944	$(861)	$138,083

Total assets	$7,931,088	$5,638,767	$13,569,855

(1)	Operating expenses of our Residential Mortgage Investment segment consist primarily of direct expenses related to compensation and benefits, professional fees paid to our investment manager and other direct expenses.

(2)	Other income (expense) for our Residential Mortgage Investment segment includes the net of interest income and expense accruals related to certain of our derivatives along with the changes in fair value of our investments and related derivatives.
     The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

Note 17. Subsequent Event
     On July 28, 2006, we amended our $500.0 million secured, revolving credit facility with Citigroup Global Markets Realty Corp. to increase the maximum facility amount to $900.0 million through the addition of a new lender.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. Our ability to predict results or the effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. All statements regarding our expected financial position, business and financing plans are forward-looking statements. All forward-looking statements speak only to events as of the date on which the statements are made. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made, except as required by law.
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
     Our loans generally range from $1 million to $50 million, although we sometimes make commercial loans greater than $50 million, with an average commercial loan size as of June 30, 2006 of $7.5 million. Our commercial loans generally have a maturity of two to five years, and substantially all of our commercial loans require monthly interest payments at variable rates. In many cases, our commercial loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. During the six months ended June 30, 2006, we closed on commercial loans representing aggregate commitments of $3.3 billion.

     To optimize the value of the REIT structure, we invest in residential mortgage loans, residential mortgage-backed securities and residential asset-backed securities. Through June 30, 2006, we had purchased $3.4 billion of Freddie Mac- and Fannie Mae-guaranteed mortgage- backed pass-through certificates backed by conforming prime mortgage loans that were originated as hybrid adjustable rate mortgages and $36.9 million of asset-backed securities, all financed primarily through repurchase agreements. We also have acquired $2.5 billion in prime residential mortgage whole loans which we financed primarily with $2.4 billion of term debt issued in non-recourse owner trust securitizations. While these residential mortgage assets are lower yielding than the assets we originate in our commercial lending and investment activities, our strategy is to purchase these residential mortgage assets to further diversify our asset portfolio and, by using appropriate leverage, to generate what we believe to be appropriate risk adjusted returns in a tax-efficient REIT structure.
Consolidated Results of Operations
     On January 1, 2006 we began operating as two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment includes our commercial lending and investment business and our Residential Mortgage Investment segment includes all of our activities related to our residential mortgage investments. The discussion that follows differentiates our results of operations between our segments.
   Explanation of Key Reporting Metrics
     Interest Income. In our Commercial Lending & Investment segment, interest income represents interest earned on our commercial loans. The majority of these loans charge interest at variable rates that generally adjust daily, with an increasing number of loans charging interest at fixed rates. As of June 30, 2006 and December 31, 2005, 7% and 6%, respectively, of our loans had fixed rates of interest. In our Residential Mortgage Investment segment, interest income represents interest earned on our residential mortgage-related receivables, mortgage-backed securities and asset-backed securities.
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
     Interest Expense. Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. In our Commercial Lending & Investment segment, our borrowings consist of repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt. In our Residential Mortgage Investment segment, our borrowings consist of repurchase agreements and term debt securitizations. The majority of our borrowings charge interest at variable rates based primarily on 30-day LIBOR or commercial paper rates plus a margin. Currently our convertible debt, two series of our subordinated debt and our term debt issued in connection with our investments in mortgage-related receivables bear a fixed rate of interest. As our borrowings increase and as short term interest rates rise, our interest expense will increase. Deferred financing fees and the costs of acquiring debt, such as commitment fees and legal fees, are amortized over the shorter of either the first call period or the contractual maturity of the borrowing as appropriate. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.
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

     Other Income. In our Commercial Lending & Investment segment, other income (expense) consists of gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with the United States Department of Housing and Urban Development, or HUD, origination activities, unrealized appreciation (depreciation) of our equity interests in certain other non-consolidated entities, third-party servicing income and other miscellaneous fees and expenses not attributable to our commercial lending and investment operations. In our Residential Mortgage Investment segment, other income (expense) consists of unrealized appreciation (depreciation) on our residential mortgage investments and gains (losses) on related derivatives.
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
     Adjusted Earnings. Adjusted earnings represents net income as determined in accordance with United States generally accepted accounting principles (“GAAP”), adjusted for real estate depreciation, amortization of deferred financing fees, non-cash equity compensation, unrealized gains and losses on our residential mortgage investment portfolio and related derivatives, unrealized gains and losses on other derivatives and foreign currencies, net unrealized gains and losses on investments, provision for loan losses, charge offs, recoveries, non-recurring items and the cumulative effect of changes in accounting principles, with appropriate adjustments of the foregoing for income taxes. We view adjusted earnings and the related per share measures as useful and appropriate supplements to net income and earnings per share. These measures serve as an additional measure of our operating performance because they facilitate evaluation of the company without the effects of certain adjustments determined in accordance with GAAP that may not necessarily be indicative of current operating performance. Adjusted earnings should not be considered as an alternative to net income or cash flows (each computed in accordance with GAAP). Instead, adjusted earnings should be reviewed in connection with income and cash flows from operating, investing and financing activities in our consolidated financial statements, to help analyze how our business is performing. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.
   Operating Results for the Three and Six Months Ended June 30, 2006
     Our results of operations continue to be driven primarily by our rapid growth. The most significant factors influencing our results of operations for the time periods described in this section were:
•	Significant growth in our commercial loan portfolio;

•	Purchases of investments in residential mortgage loans and mortgage-backed securities;

•	Increased borrowings to fund our growth;

•	Increased operating expenses, consisting primarily of higher employee compensation directly related to increases in the number of our employees;

•	Addition of operating lease income related to our sale-leaseback transactions;

•	Increase in short-term interest rates;

•	Decreased lending and borrowing spreads; and

•	A decrease in our effective tax rate.

     Our consolidated operating results for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
	($ in thousands)				($ in thousands)
Interest income	$256,037	$119,267	$136,770	115%	$451,535	$227,841	$223,694	98%
Fee income	36,603	38,469	(1,866)	(5%)	78,145	64,952	13,193	20%
Operating lease income	6,694	—	6,694	N/A	11,319	—	11,319	N/A
Interest expense	153,918	42,797	111,121	260%	251,700	77,383	174,317	225%
Provision for loan losses	11,471	5,047	6,424	127%	26,184	14,949	11,235	75%
Operating expenses	53,691	41,109	12,582	31%	104,310	71,729	32,581	45%
Other income, net of expenses	11,296	5,734	5,562	97%	11,640	10,044	1,596	16%
Noncontrolling interests expense	1,230	—	1,230	N/A	2,091	—	2,091	N/A
Income taxes	17,531	29,062	(11,531)	(40%)	30,641	54,123	(23,482)	(43%)
Cumulative effect of accounting change, net of taxes	—	—	—	N/A	370	—	370	N/A
Net income	72,789	45,455	27,334	60%	138,083	84,653	53,430	63%
     Our consolidated yields of income earning assets and the costs of interest bearing liabilities for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
	2006			2005
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
			($ in thousands)
Interest earning assets:
Interest income		$451,535	8.54%		$227,841	9.37%
Fee income		78,145	1.48		64,952	2.67

Total interest earning assets(1)	$10,658,010	529,680	10.02	$4,902,992	292,793	12.04
Total direct real estate investments	173,496	11,319	13.16	—	—	—

Total income earning assets	10,831,506	540,999	10.07	4,902,992	292,793	12.04
Total interest bearing liabilities(2)	9,087,398	251,700	5.59	3,912,351	77,383	3.99

Net finance spread		$289,299	4.48%		$215,410	8.05%

Net finance margin			5.39%			8.86%

(1)	Interest earning assets include cash, restricted cash, mortgage-related receivables, mortgage-backed securities, loans, asset-backed securities and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

   Comparison of the Three Months Ended June 30, 2006 and 2005
     All amounts below relating to our Commercial Lending & Investment segment for the three months ended June 30, 2006 are compared to our consolidated results for the three months ended June 30, 2005 as we did not report our operations in segments in 2005, and all activity for the three months ended June 30, 2005 was related to commercial lending and investment activity. All references to commercial loans below include loans, loans held-for-sale and receivables under reverse-repurchase agreements.
   Interest Income
     In our Commercial Lending & Investment segment, interest income was $180.1 million for the three months ended June 30, 2006, an increase of $60.8 million, or 51%, from total interest income for the three months ended June 30, 2005. This increase was due to the growth in average interest earning assets, primarily loans, of $1.9 billion, or 38%, as well as an increase in the interest component of yield to 10.45% for the three months ended June 30, 2006 from 9.52% for three months ended June 30, 2005. The increase in the interest component of yield was largely due to the increase in short-term interest rates, offset by a decrease in our lending spread. During the three months ended June 30, 2006, our commercial lending spread to the average 30-day LIBOR was 5.37% compared to 6.45% for the three months ended June 30, 2005. This decrease in lending spread reflects both the increase in competition in our markets as well as the changing mix of our commercial lending portfolio toward a greater percentage of first mortgage loans, which exhibit lower risk-adjusted yields. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or 30-day LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.
     In our Residential Mortgage Investment segment, interest income was $75.9 million for the three months ended June 30, 2006. Average interest earning assets, which consist primarily of residential mortgage-related receivables and mortgage-backed securities, were $5.6 billion as of June 30, 2006. Yield on average interest earning assets was 5.39% for the three months ended June 30, 2006.
   Fee Income
     In our Commercial Lending & Investment segment, the decrease in fee income was primarily the result of a decrease in prepayment-related fee income, which aggregated $10.9 million for the three months ended June 30, 2006 compared to $13.1 million for the three months ended June 30, 2005. Prepayment-related fee income contributed 0.63% and 1.05%, respectively, to yield for the three months ended June 30, 2006 and 2005. Yield from fee income decreased to 2.12% for the three months ended June 30, 2006 from 3.07% for the three months ended June 30, 2005.
   Operating Lease Income
     In our Commercial Lending & Investment segment, operating lease income represents $6.7 million of lease income earned in connection with direct real estate investments that we acquired during 2006 through sale-leaseback transactions.
   Interest Expense
     We fund our growth largely through borrowings. In our Commercial Lending & Investment segment, interest expense was $81.3 million for the three months ended June 30, 2006, an increase of $38.5 million, or 90%, from total interest expense for the three months ended June 30, 2005. This increase in interest expense was primarily due to an increase in average borrowings of $1.3 billion, or 33%, as well as rising interest rates during the period. Our cost of borrowings increased to 6.08% for the three months ended June 30, 2006 from 4.25% for the three months ended June 30, 2005. This increase was the result of rising interest rates and an increase in amortization of deferred financing fees due to additional financings and higher loan prepayments on loans that secure our term debt securitization transactions, partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our overall borrowing spread to average 30-day LIBOR for the three months ended June 30, 2006 was 1.00% compared to 1.18% for the three months ended June 30, 2005.
     In our Residential Mortgage Investment segment, interest expense was $72.7 million for the three months ended June 30, 2006, resulting from average borrowings of $5.5 billion. Our cost of borrowings was 5.23% for the three months ended June 30, 2006.
   Net Finance Margin
     In our Commercial Lending & Investment segment, net finance margin, defined as net investment income, which includes interest, fee and operating lease income less interest expense, divided by average income earning assets, was 7.99% for the three months ended June 30, 2006, a decline of 119 basis points from 9.18% for the three months ended June 30, 2005. The decrease in net finance margin was primarily due to the increase in interest expense resulting from a higher cost of funds and a slight decrease in yield on total income earning assets due to a shift in our mix of lending toward a greater percentage of asset-based and real estate lending as we pursue the expanded opportunities resulting from our decision to elect to be taxed as a REIT in 2006. Net finance spread, the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 6.49% for the three months ended June 30, 2006, a decrease of 185 basis points from 8.34% for the three months ended June 30, 2005. Gross yield is the sum of interest, fee and operating lease income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.
     The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Lending & Investment segment for the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
	2006			2005
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
			($ in thousands)
Interest earning assets:
Interest income		$180,083	10.45%		$119,267	9.52%
Fee income		36,603	2.12		38,469	3.07

Total interest earning assets(1)	$6,910,554	216,686	12.57	$5,023,928	157,736	12.59
Total direct real estate investments.	219,632	6,694	12.22	—	—	—

Total income earning assets	7,130,186	223,380	12.57	5,023,928	157,736	12.59
Total interest bearing liabilities(2)	5,356,722	81,262	6.08	4,038,993	42,797	4.25

Net finance spread		$142,118	6.49%		$114,939	8.34%

Net finance margin			7.99%			9.18%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.
     In our Residential Mortgage Investment segment, net finance spread was 0.16% for the three months ended June 30, 2006. Net finance spread is the difference between yield on interest earning assets of 5.39% and the cost of our interest bearing liabilities of 5.23% for the three months ended June 30, 2006. Interest earning assets include cash, restricted cash, mortgage-related receivables, mortgage-backed securities and asset-backed securities. Interest bearing liabilities include repurchase agreements and debt obligations that were recognized in connection with our term debt securitization transactions.
   Provision for Loan Losses
     The increase in the provision for loan losses in our Commercial Lending & Investment segment is the result of the growth in our commercial loan portfolio, the increase in the balance of impaired loans in this portfolio and a change made to our loan loss reserve policy during 2005, which was not in effect during the three months ended June 30, 2005. As further discussed in our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, this change in our loan loss reserve policy included increasing our commercial loan loss reserve estimates based on revised reserve factors by loan type that consider historical loss experience, the seasoning of our portfolio, overall economic conditions and other factors. In our Residential Mortgage Investment portfolio, we did not record an additional provision for loan losses related to our residential mortgage-related receivables during the three months ended June 30, 2006.
   Other Income
     In our Commercial Lending & Investment segment, other income was $7.3 million for the three months ended June 30, 2006, an increase of $1.6 million, or 27%, from total other income for the three months ended June 30, 2005. The increase in other income was primarily attributable to a $6.2 million increase in net gains on derivative instruments that we determined did not qualify for hedge accounting, a $0.8 million increase in diligence deposits forfeited and a $0.3 million increase in income relating to our equity interests in certain other non-consolidated entities. These increases were partially offset by a $4.7 million decrease in net realized and unrealized gains on our equity investments and a $1.1 million decrease in third-party servicing fees.

     In our Residential Mortgage Investment segment, other income consisted of a gain on the residential mortgage investment portfolio of $4.0 million for the three months ended June 30, 2006. This gain was attributable to net realized and unrealized gains on related derivative instruments of $22.0 million, partially offset by unrealized losses on residential mortgage-backed securities of $18.0 million.
   Operating Expenses
     The increase in consolidated operating expenses was primarily due to an increase of $4.9 million in professional fees incurred and an increase in total employee compensation of $3.5 million. The higher employee compensation was attributable to an increase in employees to 549 as of June 30, 2006 from 436 as of June 30, 2005 and a slight increase in incentive compensation. For the three months ended June 30, 2006 and 2005, incentive compensation totaled $18.4 million and $17.8 million, respectively. Incentive compensation comprises annual bonuses, stock options and restricted stock awards, which generally have a three- to five-year vesting period. The remaining increase in operating expenses for the three months ended June 30, 2006 was primarily attributable to an increase of $2.7 million in depreciation and amortization resulting from our direct real estate investments acquired through sale-leaseback transactions and an increase of $1.1 million in other general business expenses. Operating expenses in our Residential Mortgage Investment segment, which consist primarily of compensation and benefits, professional fees and other direct expenses, were $2.0 million for the three months ended June 30, 2006.
     In our Commercial Lending & Investment segment, operating expenses as a percentage of average total assets decreased to 2.87% for the three months ended June 30, 2006 from 3.22% for the three months ended June 30, 2005. The improvement in operating expenses as a percentage of average total assets was attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of assets. Our Commercial Lending & Investment segment’s efficiency ratio, which represents operating expenses as a percentage of net investment income and other income, increased to 34.63% for the three months ended June 30, 2006 from 34.07% for the three months ended June 30, 2005 primarily attributable to the increase in operating expenses described above.
   Income Taxes
     Our effective tax rate on our consolidated net income was 19.4% for the three months ended June 30, 2006, reflecting our expected annual effective tax rate of 21.0% and the effects of a reduction in net deferred tax liabilities as a result of our planned REIT election. Our effective income tax rate for the three months ended June 30, 2006 attributable to our TRSs was 38.6%. Our effective tax rate was 39.0% for the three months ended June 30, 2005 and 38.8% for the year ended December 31, 2005.

   Adjusted Earnings
     Adjusted earnings, as previously defined, were $87.5 million, or $0.51 per diluted share, for the three months ended June 30, 2006. A reconciliation of our reported net income to adjusted earnings for the three months ended June 30, 2006 was as follows ($ in thousands, except per share data):

Net income	$72,789
Add:
Real estate depreciation (1)	2,220
Amortization of deferred financing fees	7,525
Non-cash equity compensation	9,817
Net unrealized gains on residential mortgage investment portfolio, including related derivatives (2)	(3,770)
Unrealized gain on derivatives and foreign currencies, net	(6,882)
Unrealized loss on investments, net	3,870
Provision for loan losses	11,571
Recoveries (3)	—
Less:
Charge offs (4)	—
Non-recurring items	—
Cumulative effect of accounting change, net of taxes	—
Adjustment for income taxes (5)	(9,633)

Adjusted earnings	$87,507

Net income per share:
Basic — as reported	$0.43
Diluted — as reported	$0.43
Average shares outstanding:
Basic — as reported	168,866,621
Diluted — as reported	170,569,836
Adjusted earnings per share:
Basic	$0.52
Diluted (6)	$0.51
Average shares outstanding:
Basic	168,866,621
Diluted (7)	173,080,654

(1)	Depreciation for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes adjustments to reflect the period change in fair value of residential mortgage-backed securities and related derivatives.

(3)	Includes all recoveries on loans during the period.

(4)	To the extent we experience losses on loans for which we specifically provided prior to January 1, 2006, there will be no adjustment to earnings. All charge offs incremental to previously provided for losses will be deducted from net income.

(5)	Adjustments to net income shown on a pre-tax basis. Adjustment for income taxes made for TRS items assuming a 38.6% tax rate for the three months ended June 30, 2006.

(6)	Adjusted to reflect the impact of adding back noncontrolling interests expense of $1.2 million to adjusted earnings due to the application of the if-converted method on non-managing member units which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

(7)	Adjusted to include average non-managing member units of 2,510,818 which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

   Comparison of the Six Months Ended June 30, 2006 and 2005
     All amounts below relating to our Commercial Lending & Investment segment for the six months ended June 30, 2006 are compared to our consolidated results for the six months ended June 30, 2005 as we did not report our operations in segments in 2005, and all activity for the six months ended June 30, 2005 was related to commercial lending and investment activity. All references to commercial loans below include loans, loans held-for-sale and receivables under reverse-repurchase agreements.
   Interest Income
     In our Commercial Lending & Investment segment, interest income was $348.2 million for the six months ended June 30, 2006, an increase of $120.4 million, or 53%, from total interest income for the six months ended June 30, 2005. This increase was due to the growth in average interest earning assets, primarily loans, of $1.9 billion, or 38%, as well as an increase in the interest component of yield to 10.35% for the six months ended June 30, 2006 from 9.37% for the six months ended June 30, 2005. The increase in the interest component of yield was largely due to the increase in short-term interest rates, partially offset by a decrease in our lending spread. During the six months ended June 30, 2006, our commercial lending spread to average 30-day LIBOR was 5.50% compared to 6.50% for the six months ended June 30, 2005. This decrease in lending spread reflects both the increase in competition in our markets as well as the changing mix of our commercial lending portfolio toward a greater percentage of first mortgage loans, which exhibit lower risk-adjusted yields. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or 30-day LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.
     In our Residential Mortgage Investment segment, interest income was $103.3 million for the six months ended June 30, 2006. Average interest earning assets, which consist primarily of residential mortgage-related receivables and mortgage-backed securities, were $3.9 billion as of June 30, 2006. Yield on average interest earning assets was 5.34% for the six months ended June 30, 2006.
   Fee Income
     In our Commercial Lending & Investment segment, the increase in fee income was primarily the result of the growth in interest earning assets as well as an increase in prepayment-related fee income, which aggregated $28.3 million for the six months ended June 30, 2006 compared to $18.2 million for the six months ended June 30, 2005. Prepayment-related fee income contributed 0.84% and 0.75%, respectively, to yield for the six months ended June 30, 2006 and 2005. Included in prepayment-related fee income for the six months ended June 30, 2006 was $8.4 million of prepayment fees received in connection with the 38 skilled nursing facilities, including one with an attached assisted living facility, we acquired in a sale-leaseback transaction during the six months ended June 30, 2006.
   Operating Lease Income
     In our Commercial Lending & Investment segment, operating lease income represents $11.3 million of lease income earned in connection with our direct real estate investments acquired through sale-leaseback transactions during the six months ended June 30, 2006.
   Interest Expense
     We fund our growth largely through borrowings. In our Commercial Lending & Investment segment, interest expense was $154.1 million for the six months ended June 30, 2006, an increase of $76.7 million, or 99%, from total interest expense for the six months ended June 30, 2005. This increase in interest expense was primarily due to an increase in average borrowings of $1.4 billion, or 36%, as well as rising interest rates during the period. Our cost of borrowings increased to 5.82% for the six months ended June 30, 2006 from 3.99% for the six months ended June 30, 2005. This increase was the result of rising interest rates and an increase in amortization of deferred financing fees due to additional financings and higher loan prepayments on loans that secure our term debt securitization transactions, partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our overall borrowing spread to average 30-day LIBOR for the six months ended June 30, 2006 was 0.97% compared to 1.12% for the six months ended June 30, 2005.
     In our Residential Mortgage Investment segment, interest expense was $97.6 million for the six months ended June 30, 2006, resulting from average borrowings of $3.7 billion. Our cost of borrowings was 5.18% for the six months ended June 30, 2006.
   Net Finance Margin
     In our Commercial Lending & Investment segment, net finance margin, defined as net investment income, which includes interest, fee and operating lease income less interest expense, divided by average income earning assets, was 8.22% for the six months ended June 30, 2006, a decline of 64 basis points from 8.86% for the six months ended June 30, 2005. The decrease in net finance margin was primarily due to the increase in interest expense resulting from a higher cost of funds, offset partially by an increase in yield on total income earning assets. Net finance spread, the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 6.86% for the six months ended June 30, 2006, a decrease of 119 basis points from 8.05% for the six months ended June 30, 2005. Gross yield is the sum of interest, fee and operating lease income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

     The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Lending & Investment segment for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
	2006			2005
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
			($ in thousands)
Interest earning assets:
Interest income		$348,211	10.35%		$227,841	9.37%
Fee income		78,145	2.32		64,952	2.67

Total interest earning assets(1)	$6,785,120	426,356	12.67	$4,902,992	292,793	12.04
Total direct real estate investments	173,496	11,319	13.16	—	—	—

Total income earning assets	6,958,616	437,675	12.68	4,902,992	292,793	12.04
Total interest bearing liabilities(2)	5,339,899	154,095	5.82	3,912,351	77,383	3.99

Net finance spread		$283,580	6.86%		$215,410	8.05%

Net finance margin			8.22%			8.86%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.
     In our Residential Mortgage Investment segment, net finance spread was 0.16% for the six months ended June 30, 2006. Net finance spread is the difference between yield on interest earning assets of 5.34% and the cost of our interest bearing liabilities of 5.18% for the six months ended June 30, 2006. Interest earning assets include cash, restricted cash, mortgage-related receivables, mortgage-backed securities and asset-backed securities. Interest bearing liabilities include repurchase agreements and debt obligations that were recognized in connection with our term debt securitization transactions.
   Provision for Loan Losses
     The increase in the provision for loan losses in our Commercial Lending & Investment segment is the result of the growth in our commercial loan portfolio, the increase in the balance of impaired loans in this portfolio and a change made to our loan loss reserve policy during 2005, which was not in effect during the six months ended June 30, 2005. As further discussed in our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, this change in our loan loss reserve policy included increasing our commercial loan loss reserve estimates based on revised reserve factors by loan type that consider historical loss experience, the seasoning of our portfolio, overall economic conditions and other factors. In our Residential Mortgage Investment portfolio, we also recorded a provision for loan losses of $0.3 million related to our residential mortgage-related receivables during the six months ended June 30, 2006.
   Other Income
     In our Commercial Lending & Investment segment, other income was $13.7 million for the six months ended June 30, 2006, an increase of $3.7 million, or 37%, from total other income for the six months ended June 30, 2005. The increase in other income was primarily attributable to a $6.7 million increase on net gains on derivatives that we determined did not qualify for hedge accounting, the receipt of a break-up fee of $4.5 million related to a prospective loan, a $1.9 million increase in diligence deposits forfeited, a $1.1 million increase in income relating to our equity interests in certain other non-consolidated entities, an increase of $0.6 million in gains related to the sale of loans and a $0.4 million decrease in losses related to subleases. These increases were partially offset by a $7.0 million decrease in net realized and unrealized gains on our equity investments, a $2.6 million loss incurred on the extinguishment of debt in connection with one of our sale-leaseback transactions entered into during the six months ended June 30, 2006 and a $2.3 million decrease in third-party servicing fees.
     In our Residential Mortgage Investment segment, other income (expense) consisted of a loss on the residential mortgage investment portfolio of $2.1 million for the six months ended June 30, 2006. This loss was attributable to unrealized losses on residential mortgage-backed securities of $38.6 million, partially offset by net realized and unrealized gains on related derivative instruments of $36.5 million. Included in unrealized gains on derivative instruments is the net of interest income and expense accruals related to certain of our derivatives.

   Operating Expenses
     The increase in consolidated operating expenses was primarily due to higher total employee compensation, which increased $15.5 million, or 30%. The higher employee compensation was attributable to an increase in employees to 549 as of June 30, 2006 from 436 as of June 30, 2005, as well as higher incentive compensation, including an increase in restricted stock awards and stock options granted. For the six months ended June 30, 2006 and 2005, incentive compensation totaled $34.0 million and $27.5 million, respectively. Incentive compensation comprises annual bonuses, stock options and restricted stock awards, which generally have a three- to five-year vesting period. The remaining increase in operating expenses for the six months ended June 30, 2006 was primarily attributable to an increase of $9.2 million in professional fees incurred largely as a result of growth in our portfolio as well as fees incurred in connection with our REIT election plan, an increase of $4.4 million in depreciation and amortization resulting from our direct real estate investments acquired through sale-leaseback transactions, an increase of $1.1 million in travel and entertainment expenses and an increase of $1.5 million in other general business expenses. Operating expenses in our Residential Mortgage Investment segment, which consist primarily of compensation and benefits, professional fees and other direct expenses, were $4.2 million for the six months ended June 30, 2006.
     In our Commercial Lending & Investment segment, operating expenses as a percentage of average total assets decreased to 2.85% for the six months ended June 30, 2006 from 2.91% for the six months ended June 30, 2005. The improvement in operating expenses as a percentage of average total assets was attributable to controlling our operating expenses and spreading those expenses over a growing portfolio of assets. Our Commercial Lending & Investment segment’s efficiency ratio, which represents operating expenses as a percentage of net investment income and other income, increased to 33.67% for the six months ended June 30, 2006 from 31.82% for the six months ended June 30, 2005 primarily attributable to the increase in operating expenses described above.
   Income Taxes
     Our effective tax rate on our consolidated net income was 18.2% for the six months ended June 30, 2006, reflecting our expected annual effective tax rate of 21.0% and the effects of a reduction in net deferred tax liabilities as a result of our planned REIT election. Our effective income tax rate for the six months ended June 30, 2006 attributable to our TRSs was 38.6%. Our effective tax rate was 39.0% for the six months ended June 30, 2005 and 38.8% for the year ended December 31, 2005.

Adjusted Earnings
     Adjusted earnings, as previously defined, were $173.2  million, or $1.06 per diluted share, for the six months ended June 30, 2006. A reconciliation of our reported net income to adjusted earnings for the six months ended June 30, 2006 was as follows ($ in thousands, except per share data):

Net income	$138,083
Add:
Real estate depreciation (1)	3,610
Amortization of deferred financing fees	14,427
Non-cash equity compensation	16,353
Net unrealized losses on residential mortgage investment portfolio, including related derivatives (2)	677
Unrealized gain on derivatives and foreign currencies, net	(7,133)
Unrealized loss on investments, net	5,106
Provision for loan losses	26,284
Recoveries (3)	—
Less:
Charge offs (4)	276
Non-recurring items	—
Cumulative effect of accounting change, net of taxes	370
Adjustment for income taxes (5)	(23,540)

Adjusted earnings	$173,221

Net income per share:
Basic — as reported	$0.87
Diluted — as reported	$0.85
Average shares outstanding:
Basic — as reported	159,309,225
Diluted — as reported	162,515,548
Adjusted earnings per share:
Basic	$1.09
Diluted (6)	$1.06
Average shares outstanding:
Basic	159,309,225
Diluted (7)	164,665,696

(1)	Depreciation for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes adjustments to reflect the period change in fair value of residential mortgage-backed securities and related derivatives.

(3)	Includes all recoveries on loans during the period.

(4)	To the extent we experience losses on loans for which we specifically provided prior to January 1, 2006, there will be no adjustment to earnings. All charge offs incremental to previously provided for losses will be deducted from net income.

(5)	Adjustments to net income shown on a pre-tax basis. Adjustment for income taxes made for TRS items assuming a 38.6% tax rate for the six months ended June 30, 2006. Also included for the six months ended June 30, 2006 is the write-off of a $4.7 million net deferred tax liability recorded in connection with our conversion to a REIT.

(6)	Adjusted to reflect the impact of adding back noncontrolling interests expense of $2.1 million to adjusted earnings due to the application of the if-converted method on non-managing member units which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share for all periods presented.

(7)	Adjusted to include average non-managing member units of 2,150,148, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Financial Condition
Commercial Lending & Investment Segment
Commercial Lending Portfolio Composition
     Our total commercial loan portfolio reflected in the portfolio statistics below includes loans, loans held-for-sale and receivables under reverse-repurchase agreements. The composition of our commercial loan portfolio by loan type and by commercial lending business as of June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006		December 31, 2005
	($ in thousands)
Composition of loan portfolio by loan type:
First mortgage loans(1)	$2,953,042	41%	$1,970,709	33%
Senior secured asset-based loans(1)	2,285,502	32	2,022,123	34
Senior secured cash flow loans(1)	1,626,220	23	1,740,184	29
Mezzanine loans	306,207	4	254,727	4

Total	$7,170,971	100%	$5,987,743	100%

Composition of loan portfolio by lending business:
Structured Finance	$2,444,522	34%	$1,909,149	32%
Healthcare and Specialty Finance	3,104,461	43	2,281,419	38
Corporate Finance	1,621,988	23	1,797,175	30

Total	$7,170,971	100%	$5,987,743	100%

(1)	Includes Term B loans, which are loans that share a first priority lien on the client’s collateral with the lenders on the client’s senior loan, but that come after a senior secured loan in order of payment priority preference upon a borrower’s liquidation.
     We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by commercial lending business as of June 30, 2006 were as follows:

				Average Loan
	Number	Average	Number of	Size Per
	of Loans	Loan Size	Clients	Client
	($ in thousands)
Composition of loan portfolio by lending business:
Structured Finance	203	$12,042	171	$14,295
Healthcare and Specialty Finance	454	6,838	316	9,824
Corporate Finance	299	5,425	128	12,672

Overall loan portfolio	956	7,501	615	11,660

     The scheduled maturities of our commercial loan portfolio by loan type as of June 30, 2006 were as follows:

	Due in	Due in
	One Year	One to	Due After
	Or Less	Five Years	Five Years	Total
	($ in thousands)
Scheduled maturities by loan type:
First mortgage loans	$659,257	$2,018,059	$275,726	$2,953,042
Senior secured asset-based loans	195,948	2,081,376	8,178	2,285,502
Senior secured cash flow loans	253,967	1,307,735	64,518	1,626,220
Mezzanine loans	66,932	135,915	103,360	306,207

Total	$1,176,104	$5,543,085	$451,782	$7,170,971

     The dollar amounts of all fixed-rate and adjustable-rate commercial loans by loan type as of June 30, 2006 were as follows:

	Adjustable	Fixed
	Rates	Rates	Total
	($ in thousands)
Composition of loan portfolio by loan type:
First mortgage loans	$2,552,803	$400,239	$2,953,042
Senior secured asset-based loans	2,253,355	32,147	2,285,502
Senior secured cash flow loans	1,620,799	5,421	1,626,220
Mezzanine loans	242,737	63,470	306,207

Total	$6,669,694	$501,277	$7,170,971

Percentage of total loan portfolio	93%	7%	100%

     As of June 30, 2006, our Structured Finance, Healthcare and Specialty Finance and Corporate Finance businesses had commitments to lend up to an additional $1.0 billion, $1.9 billion and $0.5 billion, respectively, to 171, 316 and 128 existing clients, respectively. In connection with our election to be taxed as a REIT, we expect that our mix of outstanding loans will continue to change throughout 2006 as, for instance, we anticipate making more first mortgage loans. In addition, we expect that with our broader array of lending products and the increase in our profile that comes from our REIT status, we may attract more clients interested in our real estate lending products.
Credit Quality and Allowance for Loan Losses
     As of June 30, 2006 and December 31, 2005, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	June 30,	December 31,
Commercial Loan Asset Classification	2006	2005
	($ in thousands)
Loans 60 or more days contractually delinquent	$94,073	$41,785
Non-accrual loans(1)	143,788	137,446
Impaired loans(2)	235,552	199,257
Less: loans in multiple categories	(193,243)	(175,070)

Total	$280,170	$203,418

Total as a percentage of total loans	3.91%	3.40%

(1)	Includes commercial loans with an aggregate principal balance of $49.4 million and $37.6 million as of June 30, 2006 and December 31, 2005, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	Includes commercial loans with an aggregate principal balance of $49.4 million and $37.6 million as of June 30, 2006 and December 31, 2005, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $143.8 million and $137.4 million as of June 30, 2006 and December 31, 2005, respectively, which were also classified as loans on non-accrual status.
     As defined by Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement, including principal and scheduled interest payments. Pursuant to SFAS No. 114, impaired loans include loans for which we expect to have a credit loss and other loans that are definitionally impaired, but for which we do not currently expect to have a credit loss.
     For the six months ended June 30, 2006, we classified commercial loans with an aggregate carrying value of $102.7 million as of June 30, 2006 as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of June 30, 2006, commercial loans with an aggregate carrying value of $121.9 million were classified as troubled debt restructurings. These loans were also classified as impaired loans since, under SFAS No. 114, loans classified as troubled debt restructurings are also classified as impaired loans generally for a period of at least one year following the restructuring. The allocated reserve for loans classified as troubled debt restructurings was $17.1 million as of June 30, 2006. For the year ended December 31,

2005, loans with an aggregate carrying value of $73.7 million as of December 31, 2005 were classified as troubled debt restructurings. The allocated reserve for loans classified as troubled debt restructurings was $13.6 million as of December 31, 2005.
     Middle market lending involves credit risks which we believe will result in further credit losses in our portfolio. We have provided an allowance for loan losses to cover estimated losses inherent in our commercial loan portfolio. Our allowance for loan losses was $100.8 million and $87.4 million as of June 30, 2006 and December 31, 2005, respectively. These amounts equate to 1.41% and 1.46% of gross loans as of June 30, 2006 and December 31, 2005, respectively. This decrease is primarily due to a decrease in impaired loans as a percentage of gross loans during the six months ended June 30, 2006. Of our total allowance for loan losses as of June 30, 2006 and December 31, 2005, $37.6 million and $33.1 million was allocated to impaired loans. During the six months ended June 30, 2006 and 2005, we charged off loans totaling $12.5 million and $5.6 million, respectively. Net charge offs as a percentage of average loans was 0.39% and 0.24%, on an annualized basis, for the six months ended June 30, 2006 and 2005, respectively.
Direct Real Estate Investments
     During 2006, we began engaging in sale-leaseback transactions. In sale-leaseback transactions, we purchase a client’s real property and lease it back to the client or another third party over a long term lease. We had $238.4 million in direct real estate assets as of June 30, 2006, which consisted of land, buildings and furniture.
Investments
     We invest in or receive equity interests, typically in connection with a loan to a client. These investments include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments. In the past, we have also invested in debt securities, the majority of which were sold during the six months ended June 30, 2006.
     As of June 30, 2006 and December 31, 2005, the carrying value of our investments in our Commercial Lending & Investment segment was $124.2 million and $126.4 million, respectively. As of June 30, 2006, investments totaling $7.8 million were carried at fair value with increases and decreases recorded in other income (expense).
Residential Mortgage Investment Segment
Portfolio Composition
     We invest directly in residential mortgage investments that qualify as REIT eligible assets. As of June 30, 2006, our portfolio of residential mortgage investments consisted of $3.1 billion in residential mortgage-backed securities, $2.4 billion in adjustable rate residential prime mortgage loans recorded as mortgage-related receivables on our consolidated balance sheet and $37.4 million in residential asset-backed securities recorded as investments on our consolidated balance sheet. As of December 31, 2005, our portfolio consisted of $2.3 billion in residential mortgage-backed securities, of which the majority was recorded net as derivatives.
     Our investments in residential mortgage-backed securities include mortgage-backed securities that are rated AAA by Standard & Poor’s or Moody’s Investors Service, as well as mortgage-backed securities whose payments of principal and interest are guaranteed by the Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac. As of June 30, 2006, our portfolio comprised 1-year adjustable-rate and 3-year, 5-year and 7-year hybrid adjustable-rate residential mortgage-backed securities issued by Fannie Mae or Freddie Mac. The coupons on the loans underlying these securities are fixed until the initial reset date and then reset annually thereafter. The weighted average net coupon of residential mortgage-backed securities in our portfolio was 4.64% as of June 30, 2006 and the weighted average reset date for the portfolio was approximately 47 months. As of June 30, 2006, all of our mortgage-backed securities were classified as trading securities on our consolidated balance sheet and recorded at their estimated fair value of $3.1 billion. See Market Risk Management below and Note 5, Residential Mortgage-Backed Securities and Certain Derivative Instruments, for a discussion of the accounting treatment of our mortgage-backed securities and related repurchase agreements as of December 31, 2005.
     As of June 30, 2006, we had $2.4 billion in mortgage-related receivables that, as further discussed in Note 2, Summary of Significant Accounting Policies, were secured by prime residential mortgage loans. As of June 30, 2006, the weighted average interest rate on such receivables was 5.38%, and the weighted average contractual maturity was 29.2 years.
Credit Quality and Allowance for Loan Losses
     We recorded a provision for loan losses of $0.3 million related to our mortgage-related receivables during the six months ended June 30, 2006 and the allowance for loan losses was $0.3 million as of June 30, 2006.

Financing
     We have financed our investments in mortgage-backed securities and asset-backed securities primarily through repurchase agreements. As of June 30, 2006 and December 31, 2005, our outstanding repurchase agreements totaled $3.0 billion and $2.2 billion, respectively. As of June 30, 2006, repurchase agreements that we executed had maturities of between 5 and 57 days and a weighted average interest rate of 5.27%. Our investments in residential mortgage-related receivables were financed primarily through term debt issued in two owner trust securitizations. As of June 30, 2006, the total outstanding balance of this term debt was $2.4 billion. The interest rates on all classes of the notes within each securitization are fixed until the initial reset date and then reset annually thereafter, with a weighted average interest rate of 4.96% as of June 30, 2006. The notes within each securitization are expected to mature at various dates through 2036.
     The interest rates on our repurchase agreements, term debt securitizations and other financings may change at different times and in different magnitudes than the interest rates earned on our residential mortgage investments. See Quantitative and Qualitative Disclosures About Market Risk below for a discussion of our interest rate risk management program related to our residential mortgage investment portfolio.
Liquidity and Capital Resources
     Liquidity is a measurement of our ability to meet potential cash requirements, which include funding our existing commercial loan and investment commitments and ongoing commitments to repay borrowings, acquiring residential mortgage investments, paying dividends and other general business purposes. Our primary sources of funds for liquidity consist of cash flows from operations, borrowings under our existing and future repurchase agreements, credit facilities and term debt securitizations, proceeds from issuances of common equity, unsecured term debt and other sources. We believe these sources of financing will be sufficient to meet our short-term liquidity needs.
     As of June 30, 2006, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $1.3 billion. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund unfunded commitments generally is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. Provided our clients’ additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.
     We likely will acquire more residential mortgage investments throughout 2006. As discussed below, we have funded and expect to continue to fund these purchases primarily through repurchase agreements and term debt securitization transactions using leverage consistent with industry standards for these assets.
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
Cash and Cash Equivalents
     As of June 30, 2006 and December 31, 2005, we had $302.1 million and $323.9 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments that qualify as cash equivalents. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.

     For the six months ended June 30, 2006 and 2005, we generated cash flow from operations of $94.2 million and $59.0 million, respectively. During the six months ended June 30, 2006, we purchased mortgage-backed securities which are required to be included in cash used in operations in the accompanying consolidated statements of cash flows as these securities are classified as trading securities. We financed these purchases of mortgage-backed securities primarily through repurchase agreements which are included in cash from financing activities in the accompanying consolidated statements of cash flows and as described below. In addition, we purchased loans held-for-sale during the six months ended June 30, 2006 that also are required to be included in cash used in operations.
     Proceeds from our equity offerings, borrowings on our repurchase agreements and credit facilities, the issuance of asset-backed notes in our term debt transactions and the issuance of convertible debt and subordinated debt provide cash from financing activities. For the six months ended June 30, 2006 and 2005, we generated cash flow from financing activities of $3.6 billion and $0.6 billion, respectively.
     Investing activities primarily relate to purchases of residential mortgage investments and loan origination. For the six months ended June 30, 2006 and 2005, we used cash in investing activities of $3.7 billion and $0.7 billion, respectively.
     We had $224.4 million and $284.8 million of restricted cash as of June 30, 2006 and December 31, 2005, respectively. The restricted cash represents principal and interest collections on loans collateralizing our term debt, collateral for letters of credit issued for the benefit of clients, interest collections on loans pledged to our credit facilities and other items such as client holdbacks and escrows. Interest rate swap payments, interest payable and servicing fees are deducted from the monthly interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.
Borrowings
     As of June 30, 2006 and December 31, 2005, we had outstanding borrowings totaling $11.5 billion and $5.4 billion, respectively. Borrowings under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt have supported our growth. For a detailed discussion of our borrowings, see Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2006 and see Note 9, Borrowings, in our unaudited consolidated financial statements for the three months ended March 31, 2006 included in our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2006.
     Our overall debt strategy emphasizes diverse sources of financing including both secured and unsecured financings. As of June 30, 2006, approximately 89% of our debt was collateralized by our loans and residential mortgage investments and 11% was unsecured. We intend to increase our percentage of unsecured debt over time through both unsecured credit facilities and unsecured term debt. Fitch Ratings issued an investment grade rating to our senior debt during 2005. As we continue to grow, we expect to obtain investment grade ratings from other rating agencies and to improve these ratings over time. As our ratings improve, we should be able to issue more unsecured debt relative to the amount of our secured debt. In any case, we intend to maintain prudent levels of leverage and currently expect our debt to equity ratio on our commercial lending portfolio to remain below 5x.
Repurchase Agreements
     During the three months ended June 30, 2006, we entered into a master repurchase agreement with an additional financial institution to finance purchases of mortgage-backed securities and asset-backed securities. The terms of this repurchase agreement are similar to those of our other seven outstanding repurchase agreements. Mortgage-backed securities, asset-backed securities and cash collateralize these repurchase agreements as of June 30, 2006.
     Substantially all of our repurchase agreements and related derivative instruments require us to deposit additional collateral if the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings. We believe we have designed a policy to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under our repurchase agreements of interest rate movements and changes in the market value of our mortgage-backed securities collateralizing the repurchase agreements. However, a major disruption of the repurchase or other market that we rely on for short-term borrowings would have a material adverse effect on us unless we were able to arrange alternative sources of financing on comparable terms.

Credit Facilities
     During the three months ended June 30, 2006 we decreased our committed credit facility capacity by $248.8 million to $4.8 billion. This net decrease in capacity resulted from a reduction in the total facility amount of one of our existing secured credit facilities, in conjunction with the completion of our term debt securitization in April 2006, offset by the addition of a new secured credit facility, an increase in the total facility amount of one of our existing secured credit facilities and an increase in the total facility amount of our unsecured syndicated credit facility. We currently have eight credit facilities, seven of which were secured and one of which was unsecured, with a total of 18 financial institutions that we primarily use to fund our loans on a daily basis. To date, many loans have been held, or warehoused, in our secured credit facilities until we complete a term debt transaction in which we securitize a pool of loans from these facilities. We primarily use the proceeds from our term debt transactions to pay down our credit facilities, which results in increased capacity to redraw on them as needed. As of June 30, 2006, two of our credit facilities, with a total capacity of $1.3 billion, are scheduled to mature within one year, both of which are subject to annual renewal. Our other six credit facilities, with a total capacity of $3.5 billion, have scheduled maturity dates between one and three years, of which $2.6 billion is subject to annual renewal.
Term Debt
     In April 2006, we completed a $782.3 million term debt securitization. The transaction covered the sale of $715.8 million of floating-rate asset-backed notes, which are backed by a $782.3 million diversified pool of commercial loans from our portfolio. The offered notes represent 91.5% of the collateral pool, and we retained an 8.5% interest in the collateral pool. The blended pricing for the offered notes (excluding fees) was 30-day LIBOR plus 25.3 basis points. We used the proceeds to repay outstanding indebtedness under certain of our credit facilities.
Debt Covenant Compliance
     CapitalSource Finance LLC, one of our wholly owned indirect subsidiaries, services loans collateralizing our secured credit facilities and term debt and is required to meet various financial and non-financial covenants. Failure to meet the covenants could result in the servicing being transferred to another servicer. The notes under the trusts established in connection with our term debt include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates. We, and certain of our other wholly owned subsidiaries, also have certain financial and non-financial covenants related to our unsecured credit facility, subordinated debt and our other debt financings. As of June 30, 2006, we believe we were in compliance with all of our covenants.
Off-Balance Sheet Transactions
     For a detailed discussion of our off-balance sheet transactions, see Note 18, Credit Risk, of our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2006.
Funding-Related Commitments
     We are subject to off-balance sheet risk in the normal course of business primarily from commitments to extend credit. As of June 30, 2006 and December 31, 2005, we had unfunded commitments to extend credit to our clients of $3.4 billion and $3.2 billion, respectively. As of June 30, 2006 and December 31, 2005, we had issued $190.3 million and $166.8 million, respectively, in letters of credit which expire at various dates over the next seven years. These letters of credit may have the effect of creating, increasing or accelerating our borrowings. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments we hold.
Guarantee to Special Purpose Entity
      One of our wholly owned indirect subsidiaries has provided a limited financial guarantee to a third party warehouse lender, which financed the purchase of $188.1 million of commercial loans by a special purpose entity (“SPE”) to which we provide advisory services in connection with its purchase of commercial loans. We have provided the warehouse lender with a limited guarantee under which we agreed to assume a portion of net losses realized in connection with those loans held by the SPE up to a specified loss limit. This guarantee is due to expire in October 2006 or earlier to the extent that the warehouse facility is refinanced prior to the guarantee’s expiry. If the guarantee has not expired, the warehouse lender may extend the guarantee coverage period to January 2007. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46(R)”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we determined that we are not required to recognize the assets and liabilities of this SPE for financial statement purposes as of June 30, 2006.
Market Risk Management
     For a detailed discussion of our derivatives, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments, of our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K and Quantitative and Qualitative Disclosures About Market Risk below.
Derivatives — Commercial Lending & Investment Segment
     We use interest rate swaps to economically hedge the risk of changes in fair value of certain fixed-rate loans. We also enter into additional basis swap agreements to economically hedge basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These interest rate swaps modify our exposure to interest rate risk by synthetically converting fixed-

rate and prime rate loans to 30-day LIBOR. Additionally, we use interest rate caps to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt. The fair value of these interest rate swaps and basis swaps was $0.4 million and $(0.1) million as of June 30, 2006 and December 31, 2005, respectively. The fair value of the interest rate caps was $0.1 million as of June 30, 2006 and December 31, 2005.
      We also use interest rate swaps to hedge the variability of cash flows in interest payments for subordinated debt underlying certain of our securities issuances. The fair value of this interest rate swap was $3.1 million and $0.2 million as of June 30, 2006 and December 31, 2005, respectively.
     We also use interest rate swaps to economically hedge changes in the fair value of certain of our fixed-rate loans, which are not pledged to our term debt, and fixed-rate investments. The fair value of these interest rate swaps was $6.4 million and $0.7 million as of June 30, 2006 and December 31 2005, respectively.
     We have also entered into forward contracts to economically hedge anticipated loan syndications against foreign currency fluctuations. These forward contracts provide for a fixed exchange rate which has the effect of locking in the anticipated cash flows to be received from the loan syndication. The fair value of these forward contracts was $(0.7) million as of June 30, 2006.
Derivatives — Residential Mortgage Investment Segment
     In connection with our residential mortgage investments and related financings, we have entered into interest rate swaps, interest rate swaptions, interest rate caps, other options and Eurodollar futures contracts as part of our interest rate risk management program related to these investments. The risk management objective of these instruments is to attempt to mitigate the risk of changes in fair value of our residential mortgage investments. The fair value of these derivative instruments was $29.8 million and $2.3 million as of June 30, 2006 and December 31, 2005, respectively.
     As of December 31, 2005, $2.0 billion of our purchases of residential mortgage-backed securities were financed through repurchase agreements that were executed with the seller of such investments. We accounted for the various contractual elements of these transactions on a net basis such that forward commitments to purchase residential mortgage-backed securities were recorded on our consolidated balance sheet as derivative instruments, as well as a margin-related cash deposit that was made in connection with the related repurchase agreements. These derivative instruments were adjusted to fair value through income in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value, including accrued interest, of these forward commitments to purchase mortgage-backed securities was $11.8 million as of December 31, 2005. In March 2006, we exercised our contractual right to substitute residential mortgage-backed securities that were assigned as collateral to such repurchase agreements. As a result, as of June 30, 2006, we recorded residential mortgage-backed securities on our accompanying consolidated balance sheet that we accounted for as debt securities classified as trading pursuant to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Additionally, in recording such investments, we also recorded liabilities to counterparties of corresponding repurchase agreements that were executed to finance the purchase of such investments.
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
     We are also exposed to changes in interest rates in certain of our fixed-rate loans and investments. As discussed above under Market Risk Management, we attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities.

     The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to our commercial lending portfolio as of June 30, 2006 were as follows:

Estimated (Decrease)
Increase in
Net Interest Income
Rate Change (Basis Points)	Over 12 Months
($ in thousands)
—100	$(10,666)
—50	(5,819)
+ 50	6,312
+ 100	12,636
     For the purposes of the above analysis, we excluded the impact of related derivatives and principal payments and assumed a 75% advance rate on our variable rate borrowings.
     Approximately 56% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of June 30, 2006. The loans with interest rate floors as of June 30, 2006 were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)
Loans with contractual interest rates:
Exceeding the interest rate floor	$4,003,808	56%
At the interest rate floor	8,819	—
Below the interest rate floor	16,385	—
Loans with no interest rate floor	3,141,959	44

Total	$7,170,971	100%

     We also are exposed to changes in market values of certain of our investments that are carried at fair value. As of June 30, 2006 and December 31, 2005, our investments carried at fair value totaled $64.8 million and $60.7 million, respectively, and mark-to-market adjustments on those investments totaled $0.8 million and $1.2 million, respectively.
Residential Mortgage Investment Segment
     We are exposed to changes in interest rates in our residential mortgage investment portfolio and related financings based on changes in the level and shape of the yield curve, volatility of interest rates and mortgage prepayments. Changes in interest rates are a significant risk to our residential mortgage investment portfolio. As interest rates increase, the market value of residential mortgage investments may decline while financing costs could rise, to the extent not mitigated by derivative positions intended to economically hedge such exposures. Conversely, if interest rates decrease, the market value of residential mortgage investments may increase while financing costs could fall, also to the extent financing is at variable rates and is not mitigated by derivative positions intended to economically hedge such exposures. In addition, changes in the interest rate environment may affect mortgage prepayment rates. For example, in a rising interest rate environment, mortgage prepayment rates may decrease, thereby extending the duration of our investments. The majority of our residential mortgage investments have a fixed interest rate for a certain period of time followed by an adjustable rate period in which the adjustments are subject to annual and lifetime caps. We have term financing through debt obligations secured by residential mortgage loans that have a similar initial fixed period followed by an adjustable period. Related repurchase agreements are indexed to a short-term interest rate market index such as LIBOR.
     We follow an interest rate risk management program designed to limit the exposure of our residential mortgage investment portfolio to shifts in interest rates. Specifically, we seek to match the duration of our assets and liabilities. To accomplish this objective, we use a variety of derivative instruments such as interest rate swaps and futures that convert the short-term financing of our repurchase facilities to term financing matched to the expected duration of our residential mortgage investments. In addition, we use a variety of similar derivative instruments, including futures, options (such as swaptions) and interest rate caps and floors to economically hedge other dimensions of interest rate risk. To the extent necessary and based on established risk criteria, we will adjust the mix of financing and hedges as market conditions and asset performance evolves to maintain a close alignment between our assets and our liabilities.
     We have contracted with an external investment advisor, BlackRock Financial Management, Inc., to provide analytical, risk management and other advisory services in connection with interest rate risk management on this portfolio. We enter into derivative instruments to offset the changes in fair value of our residential mortgage investments. See further discussion regarding these derivatives above in Market Risk Management.

     The estimated changes in fair value based on changes in interest rates applied to our residential mortgage investment portfolio as of June 30, 2006 were as follows:

	Estimated Decrease in	Percentage of
Rate Change (Basis Points)	Fair Value	Total Segment Assets
	($ in thousands)
—100	$(3,218)	(0.06)%
—50	(364)	(0.01)
+ 50	(406)	(0.01)
+ 100	(1,729)	(0.03)
     For the purposes of the above analysis, our residential mortgage investment portfolio includes all of our investments in residential mortgage loans, residential mortgage-backed securities, term debt and related derivatives as of June 30, 2006.
Critical Accounting Policies
     Our consolidated financial statements are based on the selection and application of critical accounting policies, many of which require management to make estimates and assumptions. Except as discussed below, our critical accounting policies are described in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 8, 2006. The following are new critical accounting policies during the six months ended June 30, 2006.
Interest Income on Mortgage-Related Receivables and Mortgage-Backed Securities
     Interest income from our mortgage-related receivables and mortgage-backed securities is accrued into earnings based upon the contractual terms of such investments. Where appropriate, carrying value adjustments, including purchase premiums and discounts of such investments are amortized into interest income using the interest method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS No. 91”). To the extent applicable, the provisions of Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Assets, as well as the American Institute of Certified Public Accountants’ Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, are also considered for purposes of facilitating interest income recognition on certain investments.
     Determination of the constant effective yield that is used to facilitate the amortization of carrying value adjustments requires significant judgment in estimating expected prepayments, which is inherently uncertain. Estimates of future prepayments contemplate a variety of assumptions about borrower behavior in response to changes in interest rates and other macroeconomic factors. Judgment is involved in making initial determinations about prepayment expectations and in changing those expectations over time in response to changes in market conditions, which may be significant. The use of different assumptions in our prepayment models could have resulted in significantly different income recognition results.
Mortgage-Related Receivables and Related Owner Trust Securitizations
     We purchased beneficial interests in special purpose entities (“SPEs”) that acquired and securitized pools of residential mortgage loans. In accordance with the provisions of FIN 46(R), we determined that we were the primary beneficiary of these SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. We determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of such receivables, on our accompanying consolidated balance sheet as of June 30, 2006. Such mortgage-related receivables maintain all of the economic attributes of the underlying mortgage loans legally held in trust by such SPEs and, as a result of our interest in such SPEs, we maintain all of the economic benefits and related risks of ownership of underlying mortgage loans.
     Our investments in mortgage-related receivables are recorded at amortized cost. Purchase premiums and discounts that relate to such receivables are amortized into interest income over the estimated lives of such assets in accordance with the interest method of SFAS No. 91. We also apply the interest method of SFAS No. 91 for purposes of amortizing into interest expense recognized discounts and other deferred items relating to the consolidated debt obligations of the SPEs.
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
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

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
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the our Annual Meeting of Stockholders held on April 27, 2006, four proposals were submitted to a vote of our stockholders.
     1. Election of Directors – Four directors were elected to serve on our Board of Directors for a term that ends at the 2009 Annual Meeting. The number of votes cast in favor and withheld for each nominee were as follows:

Nominee	In Favor	Withheld
William G. Byrnes	137,810,915	829,370

John K. Delaney	137,693,363	946,922

Sara L. Grootwassink	137,408,280	1,232,005

Thomas F. Steyer	130,116,861	8,523,424
     In addition, the directors serving on our Board of Directors until their terms in office end are as follows:

Director	Term Ends
Andrew B. Fremder	2007 Annual Meeting
Tully M. Friedman	2007 Annual Meeting
Paul R. Wood	2007 Annual Meeting
Frederick W. Eubank, II	2008 Annual Meeting
Jason M. Fish	2008 Annual Meeting
Timothy M. Hurd	2008 Annual Meeting
Dennis P. Lockhart	2008 Annual Meeting

     2. Ratification of Auditors – The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2006. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

In Favor	Against	Abstained
137,640,821	983,784	15,669
     3. Amendment and Restatement of the Equity Incentive Plan – The stockholders approved the Third Amended and Restated Equity Incentive Plan. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

In Favor	Against	Abstained
114,365,593	13,534,123	29,696
     4. Amendment and Restatement of the Company’s Charter to Establish Stock Ownership Limits – The stockholders approved the proposed amendment and restatement of our charter to establish common stock and preferred stock ownership limits. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

In Favor	Against	Abstained
127,243,845	650,385	35,186
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
     (a) Exhibits
     The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.
Date: August 9, 2006	/s/ JOHN K. DELANEY
John K. Delaney
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	/s/ THOMAS A. FINK
Thomas A. Fink
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated May 3, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference Exhibit 3 to the registrant’s Registration Statement on Form 8-A/A dated May 22, 2006).

4.3	Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

4.4	Indenture dated as of April 17, 2003, by and between CapitalSource Commercial Loan Trust 2003-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).

4.5	Indenture dated as of September 17, 2003, between CapitalSource Funding II Trust and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.6	Indenture dated as of November 25, 2003, by and between CapitalSource Commercial Loan Trust 2003-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).

4.7	Indenture dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of Senior Convertible Debenture Due 2034 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.7.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118744)).

4.8	Indenture dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.9	Indenture dated as of October 28, 2004, by and between CapitalSource Commercial Loan Trust 2004-2, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 28, 2004).

4.10	Indenture dated as of July 7, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).

4.10.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).

4.11	Indenture dated as of April 14, 2005, by and between CapitalSource Commercial Loan Trust 2005-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 20, 2005).

4.12	Junior Subordinated Indenture, dated as of November 21, 2005, among CapitalSource Finance LLC, as Issuer, CapitalSource Inc., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.13	Junior Subordinated Indenture, dated as of December 14, 2005, among CapitalSource Finance LLC, CapitalSource Inc. and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.14	Indenture dated as of April 11, 2006, by and between CapitalSource Commercial Loan Trust 2006-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 17, 2006).

Exhibit
No	Description
4.15	Junior Subordinated Indenture, dated as of February 22, 2006, among CapitalSource Finance LLC, as Issuer, CapitalSource Inc., as Guarantor, and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.12*	Third Amended and Restated Equity Incentive Plan.†

10.33*	Summary of Non-employee Director Compensation (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated May 3, 2006).

10.55	Sale and Servicing Agreement, dated as of April 11, 2006, by and among CapitalSource Commercial Loan Trust 2006-1, as the Issuer, CapitalSource Commercial Loan LLC, 2006-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 17, 2006).

10.58*	Employment Agreement, dated as of June 6, 2006, between CapitalSource Inc. and John K. Delaney (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 8, 2006).

10.59*	Employment Agreement, dated as of June 6, 2006, between CapitalSource Inc. and Jason M. Fish (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated June 8, 2006).

10.60*	Non-Qualified Option Agreement, dated as of June 6, 2006, between CapitalSource Inc. and John K. Delaney (included as Exhibit A of the Employment Agreement incorporated by reference to the registrant’s Current Report on Form 8-K dated June 8, 2006).

10.61*	Non-Qualified Option Agreement, dated as of June 6, 2006, between CapitalSource Inc. and John K. Delaney (included as Exhibit B of the Employment Agreement incorporated by reference to the registrant’s Current Report on Form 8-K dated June 8, 2006).

10.62*	Non-Qualified Option Agreement, dated as of June 6, 2006, between CapitalSource Inc. and Jason M. Fish (included as Exhibit A of the Employment Agreement incorporated by reference to the registrant’s Current Report on Form 8-K dated June 8, 2006).

10.63	Sale and Servicing Agreement, dated as of June 30, 2006, by and among CSE QRS Funding II LLC, as Seller, CSE Mortgage LLC, as Originator and Servicer, Citigroup Global Markets Realty Corp., as the Administrative Agent and as the Citigroup Agent, and Wells Fargo Bank, National Association, as the Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated July 7, 2006).

10.64	Sale and Contribution Agreement, dated as of June 30, 2006, between QRS Funding II LLC, as Buyer, and CSE Mortgage LLC, as Seller (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated July 7, 2006).

10.65	Amended and Restated Sale and Servicing Agreement, dated as of July 28, 2006, among CSE QRS Funding II LLC, as Seller, CSE Mortgage LLC, as Originator and Servicer, Citigroup Global Markets Realty Corp., as Administrative Agent and as Citigroup Agent, Wells Fargo Bank, National Association, as Backup Servicer and Collateral Custodian, MICA Funding, LLC as a Purchaser and Swiss Re Financial Products Corporation as Mica’s Purchaser Agent (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated August 3, 2006).

12.1	Ratio of Earnings to Fixed Charges.†

31.1	Rule 13a — 14(a) Certification of Chairman and Chief Executive Officer.†

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.†

32	Section 1350 Certifications.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.