Form 10-Q
period 2006-09-30
CAPITALSOURCE INC
filed 2006-11-08
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 178,685,743.

CapitalSource Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$651,143	$323,896
Restricted cash	362,949	284,785
Mortgage-related receivables, net	2,340,433	39,438
Mortgage-backed securities pledged, trading	3,424,516	323,370
Receivables under reverse-repurchase agreements	52,906	33,243
Loans held for sale	77,532	59,589
Loans:
Loans	7,219,331	5,894,911
Less deferred loan fees and discounts	(122,255)	(120,407)
Less allowance for loan losses	(102,659)	(87,370)

Loans, net	6,994,417	5,687,134
Property and equipment, net	278,053	11,502
Investments	170,766	126,393
Deferred financing fees, net	58,041	42,006
Other assets	81,118	55,712

Total assets	$14,491,874	$6,987,068

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,387,521	$358,423
Unsecured credit facilities	465,000	—
Secured credit facilities	2,450,811	2,450,452
Term debt	5,080,284	1,779,748
Convertible debt	555,000	555,000
Subordinated debt	367,721	231,959
Stock dividend payable	—	280,720
Cash dividend payable	—	70,202
Other liabilities	111,990	60,626

Total liabilities	12,418,327	5,787,130
Noncontrolling interests	56,371	—
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 178,677,872 and 141,705,766 shares issued, respectively; 177,377,872 and 140,405,766 shares outstanding, respectively)	1,774	1,404
Additional paid-in capital	2,024,761	1,248,745
Retained earnings	18,460	46,783
Deferred compensation	—	(65,729)
Accumulated other comprehensive income (loss), net	2,107	(1,339)
Treasury stock, at cost	(29,926)	(29,926)

Total shareholders’ equity	2,017,176	1,199,938

Total liabilities, noncontrolling interests and shareholders’ equity	$14,491,874	$6,987,068

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)
	($ in thousands, except per share data)

Net investment income:
Interest income	$280,066	$133,480	$731,601	$361,321
Fee income	53,955	35,771	132,100	100,723

Total interest and fee income	334,021	169,251	863,701	462,044
Operating lease income	7,855	—	19,174	—

Total investment income	341,876	169,251	882,875	462,044
Interest expense	170,118	50,981	421,818	128,364

Net investment income	171,758	118,270	461,057	333,680
Provision for loan losses	24,849	42,884	51,033	57,833

Net investment income after provision for loan losses	146,909	75,386	410,024	275,847
Operating expenses:
Compensation and benefits	33,924	20,253	101,374	72,207
Other administrative expenses	19,307	13,042	56,167	32,817

Total operating expenses	53,231	33,295	157,541	105,024
Other income (expense):
Diligence deposits forfeited	598	1,628	3,968	3,105
Gain on investments, net	7,223	36	5,483	5,328
(Loss) gain on derivatives	(5,074)	(107)	1,576	(114)
Gain on residential mortgage investment portfolio	2,291	—	220	—
Other income, net of expenses	5,700	1,186	11,131	4,468

Total other income	10,738	2,743	22,378	12,787
Noncontrolling interests expense	1,259	—	3,350	—

Net income before income taxes and cumulative effect of accounting change	103,157	44,834	271,511	183,610
Income taxes	22,304	16,751	52,945	70,873

Net income before cumulative effect of accounting change	80,853	28,083	218,566	112,737
Cumulative effect of accounting change, net of taxes	—	—	370	—

Net income	$80,853	$28,083	$218,936	$112,737

Net income per share:
Basic	$0.47	$0.24	$1.34	$0.97
Diluted	$0.47	$0.24	$1.32	$0.96
Average shares outstanding:
Basic	171,777,989	116,742,755	163,373,576	116,630,570
Diluted	173,354,891	117,697,783	166,028,844	117,731,254
Dividends declared per share	$0.49	$—	$1.47	$—

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

					Accumulated
					Other
					Comprehensive	Treasury	Total
	Common	Additional	Retained	Deferred	Income	Stock,	Shareholders’
	Stock	Paid-in Capital	Earnings	Compensation	(Loss), net	at cost	Equity
	(Unaudited)
	($ in thousands)

Total shareholders’ equity as of December 31, 2005	$1,404	$1,248,745	$46,783	$(65,729)	$(1,339)	$(29,926)	$1,199,938
Net income	—	—	218,936	—	—	—	218,936
Other comprehensive income:
Unrealized gains, net of tax	—	—	—	—	3,446	—	3,446

Total comprehensive income							222,382
Cumulative effect of accounting change, net of taxes	—	(370)	—	—	—	—	(370)
Dividends paid	—	6,343	(247,211)	—	—	—	(240,868)
Issuance of common stock, net	352	808,315	—	—	—	—	808,667
Stock option expense	—	6,462	—	—	—	—	6,462
Exercise of options	6	5,277	—	—	—	—	5,283
Restricted stock activity	12	(53,322)	(48)	65,729	—	—	12,371
Tax benefit on exercise of options	—	2,902	—	—	—	—	2,902
Tax benefit on vesting of restricted stock grants	—	409	—	—	—	—	409

Total shareholders’ equity as of September 30, 2006	$1,774	$2,024,761	$18,460	$—	$2,107	$(29,926)	$2,017,176

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$218,936	$112,737
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	6,462	281
Restricted stock expense	18,530	13,075
Loss on extinguishment of debt	2,497	—
Non-cash prepayment fee	(8,353)	—
Cumulative effect of accounting change, net of taxes	(370)	—
Amortization of deferred loan fees and discounts	(65,808)	(58,420)
Interest on paid-in-kind loans	(7,021)	(8,694)
Provision for loan losses	51,033	57,833
Amortization of deferred financing fees and discounts	28,551	17,940
Depreciation and amortization	9,604	2,015
Benefit for deferred income taxes	(9,453)	(8,965)
Non-cash loss (gain) on investments, net	5,510	(2,795)
Non-cash gain on property and equipment disposals	(472)	—
(Gain) loss on derivatives	(195)	114
Unrealized loss on residential mortgage investment portfolio	8,702	—
Net increase in mortgage-backed securities pledged, trading	(331,767)	—
Amortization of discount on residential mortgage investments	(22,786)	—
Increase in loans held for sale, net	(60,154)	(33,606)
Decrease in other assets	65,211	2,992
Increase (decrease) in other liabilities	35,423	(21,964)

Cash (used in) provided by operating activities	(55,920)	72,543
Investing activities:
(Increase) decrease in restricted cash	(78,164)	67,394
Increase in mortgage-related receivables, net	(2,391,783)	—
Increase in receivables under reverse-repurchase agreements, net	(19,663)	(16,928)
Increase in loans, net	(1,365,905)	(1,083,002)
Acquisition of real estate, net of cash acquired	(66,375)	—
Acquisition of investments, net	(22,978)	(45,329)
Acquisition of property and equipment, net	(2,780)	(3,727)

Cash used in investing activities	(3,947,648)	(1,081,592)
Financing activities:
Payment of deferred financing fees	(37,874)	(14,875)
Borrowings under repurchase agreements, net	269,867	—
Borrowings on unsecured credit facilities, net	465,000	—
Borrowings on secured credit facilities, net	42,538	1,033,739
Borrowings of term debt	4,495,533	1,158,485
Repayments of term debt	(1,229,379)	(1,250,315)
Borrowings of subordinated debt	131,685	—
Proceeds from issuance of common stock, net of offering costs	498,931	582
Proceeds from exercise of options	5,283	761
Tax benefits on share-based payments	3,311	—
Payment of dividends	(314,080)	—

Cash provided by financing activities	4,330,815	928,377

Increase (decrease) in cash and cash equivalents	327,247	(80,672)
Cash and cash equivalents as of beginning of period	323,896	206,077

Cash and cash equivalents as of end of period	$651,143	$125,405

Noncash transactions from investing and financing activities:
Issuance of common stock in dividend and acquisition	$309,736	$—

See accompanying notes.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a specialized finance company operating as a real estate investment trust (“REIT”) and providing a broad array of financial products to small and medium-sized businesses. We primarily provide and invest in the following products:

•	First Mortgage Loans — Commercial loans that are secured by first mortgages on the property of the client;

•	Senior Secured Asset-Based Loans — Commercial loans that are underwritten based on our assessment of the client’s eligible collateral, including accounts receivable, real estate related receivables and/or inventory;

•	Senior Secured Cash Flow Loans — Commercial loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Term B, Second Lien and Mezzanine Loans — Commercial loans, including subordinated mortgage loans, that come after a client’s senior loans in right of payment or upon liquidation;

•	Direct Real Estate Investments — Commercial investments in land, buildings and other assets, including those that are purchased from and triple-net leased back to the current operators through sale-leaseback transactions;

•	Private Equity Co-Investments — Opportunistic equity investments, typically in conjunction with commercial lending relationships and on the same terms as other equity investors; and

•	Residential Mortgage Investments — Investments in residential mortgage loans, residential mortgage-backed securities and residential asset-backed securities that constitute qualifying REIT assets.

Our wholly owned significant subsidiaries and their purposes as of September 30, 2006 were as follows:

Entity	Purpose

CapitalSource TRS Inc.	Subsidiary that owns interest in CapitalSource Finance LLC that made a taxable REIT subsidiary election effective January 1, 2006.
CapitalSource Finance LLC	Primary operating subsidiary of CapitalSource TRS Inc. that conducts commercial lending and investment business of CapitalSource and manages our REIT operations.
CapitalSource Finance II Inc.	Subsidiary of CapitalSource Finance LLC that holds certain limited liability companies established in accordance with credit facilities and term debt securitizations.
CSE Mortgage LLC	Subsidiary that holds qualifying REIT assets of CapitalSource.
CSE QRS Funding I LLC	Single-purpose, bankruptcy-remote subsidiary of CSE Mortgage LLC established in accordance with a secured credit facility to finance purchases of qualifying REIT assets.

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

CapitalSource Inc.

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

Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December 31, 2005 included in our Annual Report on Form 10-K. The following accounting policies have become significant accounting policies during the nine months ended September 30, 2006.

Mortgage-Related Receivables and Related Owner Trust Securitizations

We purchased beneficial interests in special purpose entities (“SPEs”) that acquired and securitized pools of residential mortgage loans. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46(R)”), we determined that we were the primary beneficiary of these SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. We determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of such receivables, on our accompanying consolidated balance sheet as of September 30, 2006. Such mortgage-related receivables maintain all of the economic attributes of the underlying mortgage loans legally held in trust by such SPEs and, as a result of our interest in such SPEs, we maintain all of the economic benefits and related risks of ownership of underlying mortgage loans.

Our investments in mortgage-related receivables are recorded at amortized cost. Purchase premiums and discounts that relate to such receivables are amortized into interest income over the estimated lives of such assets in accordance with the interest method of Statement of Financial Accounting Standards (“SFAS”) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. We also amortize into interest expense recognized discounts and other deferred items relating to the debt obligations of the SPEs over their estimated lives using the interest method.

Note 3.	Recently Issued Accounting Guidance

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 140, Accounting for Transfers and Servicing

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 clarifies that derivative instruments embedded within beneficial interests in securitized financial assets are subject to SFAS No. 133 and, in instances where an embedded derivative must otherwise be bifurcated, permits an entity the option of adjusting the host instrument to fair value through earnings. In addition, SFAS No. 155 introduces new guidance concerning derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. The effective date for SFAS No. 155 is the beginning of the first fiscal year beginning after September 15, 2006. We plan to adopt SFAS No. 155 on January 1, 2007. We have not completed our assessment of the impact of adoption on our consolidated financial statements, but do not expect it to be significant based on our current business plan.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities using either an amortization- or fair value-based method. SFAS No. 156 also requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and liabilities. The effective date for SFAS No. 156 is the beginning of the first fiscal year beginning after September 15, 2006. We plan to adopt SFAS No. 156 on January 1, 2007. We do not expect the adoption of SFAS No. 156 to have a material impact on our consolidated financial statements based on our current business plan.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective beginning the first fiscal year beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We plan to adopt FIN 48 on January 1, 2007 and do not expect its adoption to have a material impact on our consolidated financial statements based on our current business plan.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides for expanded disclosures. The effective date for SFAS No. 157 is the beginning of the first fiscal year beginning after November 15, 2007. Earlier application is encouraged, provided that financial statements have not been issued for any period of that fiscal year. We plan to adopt SFAS No. 157 on or prior to January 1, 2008. We have not completed our assessment of the impact of adoption on our consolidated financial statements, but do not expect it to be significant based on our current business plan.

Note 4.	Mortgage-Related Receivables

As of September 30, 2006, we had $2.3 billion in mortgage-related receivables that, as further discussed above in Note 2, Summary of Significant Accounting Policies, are secured by prime residential mortgage loans. As of September 30, 2006, the weighted average interest rate on such receivables was 5.38%, and the weighted average contractual maturity was approximately 29 years. As of September 30, 2006, the carrying amount of our residential mortgage-related receivables, including accrued interest and the unamortized balance of purchase discounts, was $2.3 billion.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allowance for loan losses related to our mortgage-related receivables was $0.3 million as of September 30, 2006 and is recorded in the accompanying consolidated balance sheet as a reduction to the carrying value of mortgage-related receivables.

Note 5.	Residential Mortgage-Backed Securities and Certain Derivative Instruments

As of September 30, 2006 and December 31, 2005, we owned $3.4 billion and $2.3 billion, respectively, in residential mortgage-backed securities (“RMBS”). As of September 30, 2006 and December 31, 2005, all of our RMBS were pledged as collateral for repurchase agreements that were used to finance the purchase of such investments. We define RMBS to include mortgage-backed securities that are rated AAA by Standard & Poor’s or Moody’s Investors Service, as well as mortgage-backed securities whose payments of principal and interest are guaranteed by the Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac. As of September 30, 2006 and December 31, 2005, our portfolio of RMBS comprised 1-year adjustable-rate RMBS and hybrid adjustable-rate RMBS with varying fixed period terms issued and guaranteed by Fannie Mae or Freddie Mac. The weighted average net coupon of RMBS in our portfolio was 4.77% and 4.59% as of September 30, 2006 and December 31, 2005, respectively.

As of December 31, 2005, $2.0 billion of our purchases of RMBS were financed through repurchase agreements that were executed with the seller of such investments. We accounted for the various contractual elements of these transactions on a net basis such that forward commitments to purchase RMBS were recorded on our consolidated balance sheet as derivative instruments, as well as a margin-related cash deposit that was made in connection with the related repurchase agreements. These derivative instruments were adjusted to fair value through income in accordance with SFAS No. 133. In March 2006, we exercised our contractual right to substitute RMBS that were assigned as collateral to such repurchase agreements. As a result, as of September 30, 2006, these RMBS were classified as trading securities on our accompanying consolidated balance sheet pursuant to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Additionally, in recording such investments, we also recorded liabilities to counterparties of corresponding repurchase agreements that were executed to finance the purchase of such investments. For further discussion of our accounting for such transactions, see Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K.

As of September 30, 2006, the fair value of RMBS in our portfolio was $3.4 billion. For the three and nine months ended September 30, 2006, we recognized $36.0 million of unrealized gains and $2.6 million of unrealized losses, respectively, related to these investments in income as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income. During the nine months ended September 30, 2006, and prior to executing the aforementioned right of collateral substitution, we recognized a net unrealized loss of $10.8 million in gain (loss) on residential mortgage investment portfolio related to period changes in the fair value of our forward commitments to purchase RMBS. As of December 31, 2005, RMBS with a fair value of $323.4 million were classified as trading securities on our accompanying consolidated balance sheet.

We use various derivative instruments to economically hedge the market risk associated with the RMBS in our portfolio. We account for such derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust such instruments to fair value through income as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income. We recognized net realized and unrealized losses of $32.8 million and gains of $14.6 million during the three and nine months ended September 30, 2006, respectively, related to such derivative instruments. These amounts include interest-related accruals that we recognize in connection with the periodic settlement of such instruments.

Note 6.	Commercial Loans and Credit Quality

As of September 30, 2006 and December 31, 2005, our total commercial loan portfolio had an outstanding balance of $7.3 billion and $6.0 billion, respectively. Included in these amounts are loans held for sale with

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding balances of $77.5 million and $59.6 million as of September 30, 2006 and December 31, 2005, respectively, and receivables under reverse-repurchase agreements with outstanding balances of $52.9 million and $33.2 million as of September 30, 2006 and December 31, 2005, respectively. Our loans held for sale were recorded at the lower of cost or market value on the accompanying consolidated balance sheets. None of these commercial loans had a market value below cost as of September 30, 2006 or December 31, 2005.

Credit Quality

As of September 30, 2006 and December 31, 2005, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	September 30,	December 31,
Commercial Loan Asset Classification	2006	2005
	($ in thousands)

Loans 60 or more days contractually delinquent	$61,965	$41,785
Non-accrual loans(1)	175,846	137,446
Impaired loans(2)	266,816	199,257
Less: loans in multiple categories	(222,764)	(175,070)

Total	$281,863	$203,418

Total as a percentage of total loans	3.83%	3.40%

(1)	Includes commercial loans with an aggregate principal balance of $46.9 million and $37.6 million as of September 30, 2006 and December 31, 2005, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	Includes commercial loans with an aggregate principal balance of $46.9 million and $37.6 million as of September 30, 2006 and December 31, 2005, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $175.8 million and $137.4 million as of September 30, 2006 and December 31, 2005, respectively, which were also classified as loans on non-accrual status. The carrying value of impaired commercial loans was $263.7 million and $194.6 million as of September 30, 2006 and December 31, 2005, respectively.

Reflective of principles established in SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. Impaired loans include loans for which we expect to have a credit loss and other loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. As of September 30, 2006 and December 31, 2005, we had $82.4 million and $98.2 million of impaired commercial loans, respectively, with allocated reserves of $34.9 million and $33.1 million, respectively. As of September 30, 2006 and December 31, 2005, we had $184.4 million and $101.0 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we will ultimately collect all principal and interest amounts due.

The average balance of impaired commercial loans during the three and nine months ended September 30, 2006 was $256.8 million and $227.3 million, respectively, and was $193.5 million and $145.7 million, respectively, during the three and nine months ended September 30, 2005. The total amount of interest income that was recognized on impaired commercial loans during the three and nine months ended September 30, 2006 was $2.7 million and $7.5 million, respectively, and was $2.4 million and $8.5 million, respectively, during the three and nine months ended September 30, 2005. The amount of cash basis interest income that was recognized on impaired commercial loans during the three and nine months ended September 30, 2006 was $2.2 million and $6.1 million,

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and was $1.6 million and $6.9 million, respectively, during the three and nine months ended September 30, 2005. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been higher than reported by $6.4 million and $16.7 million for the three and nine months ended September 30, 2006, respectively, and $3.7 million and $7.7 million, respectively, for the three and nine months ended September 30, 2005.

During the three and nine months ended September 30, 2006, we classified commercial loans with an aggregate carrying value of $83.3 million and $177.4 million, respectively, as of September 30, 2006 as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of September 30, 2006, commercial loans with an aggregate carrying value of $196.8 million were classified as troubled debt restructurings. Additionally, under SFAS No. 114, loans classified as troubled debt restructurings are also assessed as impaired, generally for a period of one year following the restructuring. The allocated reserve for commercial loans classified as troubled debt restructurings was $25.6 million as of September 30, 2006. For the year ended December 31, 2005, commercial loans with an aggregate carrying value of $73.7 million as of December 31, 2005 were classified as troubled debt restructurings. The allocated reserve for commercial loans classified as troubled debt restructurings was $13.6 million as of December 31, 2005.

Activity in the allowance for loan losses related to our Commercial Lending & Investment segment for the nine months ended September 30, 2006 and 2005 was as follows:

	Nine Months Ended
	September 30,
	2006	2005
	($ in thousands)

Balance as of beginning of period	$87,370	$35,208
Provision for loan losses	50,732	57,833
Charge offs, net	(35,443)	(11,543)

Balance as of end of period	$102,659	$81,498

Note 7.	Investments

Investments as of September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005
	($ in thousands)

Investments carried at cost	$69,949	$51,907
Investments carried at fair value:
Investments available-for-sale	61,720	50,461
Warrants	8,210	10,259
Investments accounted for under the equity method	30,887	13,766

Total	$170,766	$126,393

During the three and nine months ended September 30, 2006, we sold investments for $20.6 million and $62.5 million, respectively, recognizing net pretax gains of $5.4 million and $7.4 million, respectively. During the three and nine months ended September 30, 2005, we sold investments for $0.4 million and $5.4 million, respectively, recognizing gross pretax gains of $0.3 million and $3.7 million, respectively.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Borrowings

For a detailed discussion of our borrowings, see Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2006. The following changes to our borrowings occurred during the three months ended September 30, 2006:

Repurchase Agreements

We did not enter into any new master repurchase agreements during the three months ended September 30, 2006. However, we did borrow under our existing repurchase agreements with various financial institutions to finance the purchases of RMBS and asset-backed securities during the quarter. As of September 30, 2006 and December 31, 2005, the aggregate amount outstanding under our repurchase agreements used to finance purchases of residential mortgage investments was $3.3 billion and $2.2 billion, respectively. As of September 30, 2006 and December 31, 2005, repurchase agreements that we executed had a weighted average borrowing rate of 5.30% and 4.36%, respectively, and a weighted average remaining maturity of 0.8 months and 2.9 months, respectively. RMBS with a fair value of $3.4 billion, including accrued interest, asset-backed securities with a fair value of $33.7 million, including accrued interest, and cash deposits of $23.6 million made to cover margin calls collateralized these repurchase agreements as of September 30, 2006. RMBS with a fair value of $2.3 billion, including accrued interest, and cash deposits of $1.8 million made to cover margin calls collateralized these repurchase agreements as of December 31, 2005.

Credit Facilities

As of September 30, 2006, we had seven credit facilities, six of which were secured and one of which was unsecured, with 20 financial institutions which we primarily use to fund our commercial loans and for general corporate purposes. During the three months ended September 30, 2006, we increased our committed credit facility capacity to $5.2 billion from $4.8 billion.

On July 28, 2006, we amended our $500.0 million secured, revolving credit facility with Citigroup Global Markets Realty Corp. to increase the maximum facility amount to $900.0 million through the addition of a new lender.

On September 5, 2006, we amended our $1.2 billion credit facility with Wachovia Capital Markets LLC to increase the maximum amount of the facility to $1.4 billion and to increase the number of lenders participating in the facility.

On September 21, 2006, we amended our $280.0 million secured, revolving credit facility with Wachovia Bank, National Association to increase the maximum facility amount to $470.0 million and to extend the maturity date to April 10, 2009 from April 10, 2008.

Term Debt

On September 28, 2006, we completed a $1.5 billion term debt securitization that includes a three-year replenishment period allowing us, subject to certain restrictions, to reinvest principal payments into new loan collateral. Consistent with our prior term debt securitizations, we recorded this transaction as an on-balance sheet financing in accordance with SFAS No. 140. In conjunction with this transaction, we established a single-purpose, bankruptcy-remote subsidiary, CapitalSource Commercial Loan Trust 2006-2. The transaction covers the sale of $1.3 billion of floating-rate asset-backed notes which are backed by a $1.5 billion diversified pool of senior and subordinated commercial loans from our commercial lending portfolio. The value of the offered notes represents 88.5% of the value of the collateral pool, and we retained an 11.5% interest in the collateral pool. The Class A-PT, A-1A, A-1B, B, C, D and E notes carry an interest rate of 30-day LIBOR plus 0.24%, 0.21%, 0.33%, 0.38%, 0.68%, 1.52% and 2.50%, respectively, and are expected to mature at various dates through June 2013. We used the proceeds from this offering primarily to repay outstanding indebtedness under certain of our credit facilities.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2006, we sold $20.0 million of the Class E notes initially retained in conjunction with the term debt securitization discussed above. The sale of these Class E notes increased the value of the total notes sold to 89.8% of the value of the collateral pool.

Subordinated Debt

In September 2006, we issued $51.6 million in junior subordinated debt to a newly formed statutory trust, CapitalSource Trust Preferred Securities 2006-2 (“2006-2 TP Trust”). We formed the 2006-2 TP Trust in September 2006, with an initial capitalization in common securities of $1.6 million for the sole purpose of issuing $50.0 million of preferred securities (the “2006-2 TP Securities”). The 2006-2 TP Trust used the initial capitalization and the proceeds from the sale of the 2006-2 TP Securities to acquire the junior subordinated debt that we issued.

The 2006-2 TP Securities bear interest at a fixed rate equal to 6.97% per annum through October 30, 2011 and, thereafter, at a floating interest rate based on 90-day LIBOR plus 1.95%, resetting quarterly. The 2006-2 TP Securities, which mature on October 30, 2036, are callable at par in whole or in part at any time after October 30, 2011.

In September 2006, we also issued €25.8 million in junior subordinated debt to another newly-formed statutory trust, CapitalSource Trust Preferred Securities 2006-3 (“2006-3 TP Trust”). We formed the 2006-3 TP Trust in September 2006, with initial capitalization in common securities of €0.8 million for the sole purpose of issuing €25.0 million of preferred securities (the “2006-3 TP Securities”). The 2006-3 TP Trust used the initial capitalization and the proceeds from the sale of the 2006-3 TP Securities to acquire the junior subordinated debt that we issued. In accordance with SFAS No. 52, Foreign Currency Translation, this junior subordinated debt is translated in the accompanying consolidated financial statements into United States dollars at an approximate market exchange rate prevailing as of the date of the financial statements. As of September 30, 2006, $32.7 million of this junior subordinated debt was outstanding.

The 2006-3 TP Securities bear interest at a floating interest rate equal to 90-day European Inter-Bank Offered Rate (“EURIBOR”) plus 2.05%, resetting quarterly. The 2006-3 TP Securities, which mature on October 30, 2036, are callable at par in whole or in part at any time after October 30, 2011.

The junior subordinated debt described above is unsecured and ranks subordinate and junior in right of payment to all of our indebtedness, other than the pari passu junior subordinated debt issued in our previous subordinated debt transactions.

Both the 2006-2 TP Trust and the 2006-3 TP Trust are wholly owned indirect subsidiaries of CapitalSource. However, in accordance with the provisions of FIN 46(R), we have not consolidated the 2006-2 TP Trust or the 2006-3 TP Trust for financial statement purposes. We account for our investments in the 2006-2 TP Trust and the 2006-3 TP Trust under the equity method of accounting pursuant to Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock.

Note 9.	Guarantor Information

The following represents the unaudited supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of the convertible debentures issued in March 2004 (the “March Debentures”) and July 2004 (the “July Debentures”, together with the March Debentures, the “Debentures”), and CapitalSource Finance LLC (“CapitalSource Finance”), which was a guarantor of the Debentures, and our subsidiaries that are not guarantors of the Debentures as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed the Debentures, fully and unconditionally, on a senior basis. Through October 12, 2005, CSE Holdings LLC, formerly CapitalSource Holdings Inc. (“CSE Holdings”), was also a guarantor of the Debentures. On October 12, 2005, CSE Holdings merged with and into CapitalSource Inc., with CapitalSource Inc. as the surviving entity. The following condensed consolidating financial statements include the activity of CSE Holdings for the three and nine months ended September 30, 2005. Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

September 30, 2006

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
	CapitalSource	Guarantor	Guarantor	Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$—	$169,149	$34,552	$447,442	$—	$651,143
Restricted cash	—	108,330	203,254	51,365	—	362,949
Mortgage-related receivables, net	—	—	—	2,340,433	—	2,340,433
Mortgage-backed securities pledged, trading	—	—	—	3,424,516	—	3,424,516
Receivables under reverse-repurchase agreements	—	52,906	—	—	—	52,906
Loans held for sale	—	15,032	62,500	—	—	77,532
Loans:
Loans	—	4,063,117	520,154	2,646,039	(9,979)	7,219,331
Less deferred loan fees and discounts	—	(31,764)	(49,618)	(40,873)	—	(122,255)
Less allowance for loan losses	—	—	(85,865)	(16,794)	—	(102,659)

Loans, net	—	4,031,353	384,671	2,588,372	(9,979)	6,994,417
Property and equipment, net	—	1,311	11,634	265,108	—	278,053
Investment in subsidiaries	3,139,466	—	791,305	1,111,283	(5,042,054)	—
Intercompany (due to) due from	(99,898)	—	(65,829)	165,727	—	—
Intercompany note receivable	—	2,519	11,908	—	(14,427)	—
Investments	—	48,804	88,294	33,668	—	170,766
Deferred financing fees, net	11,856	25,061	11,139	9,985	—	58,041
Other assets	—	1,157	27,080	64,680	(11,799)	81,118

Total assets	$3,051,424	$4,455,622	$1,560,508	$10,502,579	$(5,078,259)	$14,491,874

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$60,429	$—	$3,327,092	$—	$3,387,521
Unsecured credit facilities	465,000	—	—	—	—	465,000
Secured credit facilities	—	809,811	—	1,641,000	—	2,450,811
Term debt	—	2,755,165	9,624	2,316,298	(803)	5,080,284
Convertible debt	555,000	—	—	—	—	555,000
Subordinated debt	—	—	367,721	—	—	367,721
Other liabilities	14,248	24,461	71,880	22,376	(20,975)	111,990
Intercompany note payable	—	14,427	—	—	(14,427)	—

Total liabilities	1,034,248	3,664,293	449,225	7,306,766	(36,205)	12,418,327
Noncontrolling interests	—	29	—	56,347	(5)	56,371
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,774	—	—	—	—	1,774
Additional paid-in capital	2,024,761	198,220	282,270	2,884,995	(3,365,485)	2,024,761
Retained earnings	18,460	593,070	826,121	252,062	(1,671,253)	18,460
Accumulated other comprehensive income, net	2,107	10	2,892	2,409	(5,311)	2,107
Treasury stock, at cost	(29,926)	—	—	—	—	(29,926)

Total shareholders’ equity	2,017,176	791,300	1,111,283	3,139,466	(5,042,049)	2,017,176

Total liabilities, noncontrolling interests and shareholders’ equity	$3,051,424	$4,455,622	$1,560,508	$10,502,579	$(5,078,259)	$14,491,874

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

December 31, 2005

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
	CapitalSource	Guarantor	Guarantor	Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

ASSETS
Cash and cash equivalents	$2,038	$145,065	$156,571	$20,222	$—	$323,896
Restricted cash	—	125,832	153,299	5,654	—	284,785
Mortgage-related receivables, net	—	—	—	39,438	—	39,438
Mortgage-backed securities pledged, trading	—	—	—	323,370	—	323,370
Receivables under reverse-repurchase agreements	—	33,243	—	—	—	33,243
Loans held for sale	—	17,378	42,211	—	—	59,589
Loans:
Loans	—	4,087,078	374,833	1,440,828	(7,828)	5,894,911
Less deferred loan fees and discounts	—	(971)	(100,123)	(19,313)	—	(120,407)
Less allowance for loan losses	—	—	(78,003)	(9,367)	—	(87,370)

Loans, net	—	4,086,107	196,707	1,412,148	(7,828)	5,687,134
Property and equipment, net	—	—	11,502	—	—	11,502
Investment in subsidiaries	2,063,092	—	655,627	—	(2,718,719)	—
Intercompany note receivable	—	7,803	35,288	—	(43,091)	—
Investments	33,494	21,210	71,689	—	—	126,393
Deferred financing fees, net	11,114	22,868	7,944	80	—	42,006
Other assets	20,110	1,018	19,839	14,745	—	55,712

Total assets	$2,129,848	$4,460,524	$1,350,677	$1,815,657	$(2,769,638)	$6,987,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$47,157	$—	$311,266	$—	$358,423
Secured credit facilities	—	1,938,273	42,179	470,000	—	2,450,452
Term debt	—	1,774,475	5,273	—	—	1,779,748
Convertible debt	555,000	—	—	—	—	555,000
Subordinated debt	—	—	231,959	—	—	231,959
Stock dividend payable	280,720	—	—	—	—	280,720
Cash dividend payable	70,202	—	—	—	—	70,202
Other liabilities	3,661	22,228	41,112	1,453	(7,828)	60,626
Intercompany note payable	20,327	22,764	—	—	(43,091)	—

Total liabilities	929,910	3,804,897	320,523	782,719	(50,919)	5,787,130

Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,404	—	—	—	—	1,404
Additional paid-in capital	1,248,745	278,656	362,137	1,025,690	(1,666,483)	1,248,745
Retained earnings	46,783	377,492	668,762	7,248	(1,053,502)	46,783
Deferred compensation	(65,729)	—	—	—	—	(65,729)
Accumulated other comprehensive loss, net	(1,339)	(521)	(745)	—	1,266	(1,339)
Treasury stock, at cost	(29,926)	—	—	—	—	(29,926)

Total shareholders’ equity	1,199,938	655,627	1,030,154	1,032,938	(2,718,719)	1,199,938

Total liabilities and shareholders’ equity	$2,129,848	$4,460,524	$1,350,677	$1,815,657	$(2,769,638)	$6,987,068

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Three Months Ended September 30, 2006

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
	CapitalSource	Guarantor	Guarantor	Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$3	$98,673	$33,637	$148,195	$(442)	$280,066
Fee income	—	28,171	4,528	21,256	—	53,955

Total interest and fee income	3	126,844	38,165	169,451	(442)	334,021
Operating lease income	—	—	—	7,855	—	7,855

Total investment income	3	126,844	38,165	177,306	(442)	341,876
Interest expense	11,382	55,564	5,527	98,087	(442)	170,118

Net investment (loss) income	(11,379)	71,280	32,638	79,219	—	171,758
Provision for loan losses	—	—	25,551	(702)	—	24,849

Net investment (loss) income after provision for loan losses	(11,379)	71,280	7,087	79,921	—	146,909
Operating expenses:
Compensation and benefits	—	1,218	32,706	—	—	33,924
Other administrative expenses	3,998	802	14,138	4,150	(3,781)	19,307

Total operating expenses	3,998	2,020	46,844	4,150	(3,781)	53,231
Other income (expense):
Diligence deposits forfeited	—	(128)	726	—	—	598
Gain on investments, net	—	—	7,223	—	—	7,223
(Loss) gain on derivatives	—	(1,656)	874	(4,292)	—	(5,074)
Gain on residential mortgage investment portfolio	—	—	—	2,291	—	2,291
Other income, net of expenses	—	4,411	4,985	85	(3,781)	5,700
Earnings in subsidiaries	96,230	—	51,781	45,911	(193,922)	—
Intercompany	—	(20,079)	20,079	—	—	—

Total other income (expense)	96,230	(17,452)	85,668	43,995	(197,703)	10,738
Noncontrolling interests expense	—	29	—	1,232	(2)	1,259

Net income before income taxes and cumulative effect of accounting change	80,853	51,779	45,911	118,534	(193,920)	103,157
Income taxes	—	—	—	22,304	—	22,304

Net income before cumulative effect of accounting change	80,853	51,779	45,911	96,230	(193,920)	80,853
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—

Net income	$80,853	$51,779	$45,911	$96,230	$(193,920)	$80,853

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Nine Months Ended September 30, 2006

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
	CapitalSource	Guarantor	Guarantor	Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$552	$330,482	$65,560	$337,310	$(2,303)	$731,601
Fee income	—	104,902	(19,488)	46,686	—	132,100

Total interest and fee income	552	435,384	46,072	383,996	(2,303)	863,701
Operating lease income	—	—	—	19,174	—	19,174

Total investment income	552	435,384	46,072	403,170	(2,303)	882,875
Interest expense	24,335	161,020	18,060	220,706	(2,303)	421,818

Net investment (loss) income	(23,783)	274,364	28,012	182,464	—	461,057
Provision for loan losses	—	—	43,304	7,729	—	51,033

Net investment (loss) income after provision for loan losses	(23,783)	274,364	(15,292)	174,735	—	410,024
Operating expenses:
Compensation and benefits	—	3,524	97,850	—	—	101,374
Other administrative expenses	11,340	2,039	42,488	11,200	(10,900)	56,167

Total operating expenses	11,340	5,563	140,338	11,200	(10,900)	157,541
Other income (expense):
Diligence deposits forfeited	—	(128)	4,096	—	—	3,968
Gain on investments, net	—	—	5,483	—	—	5,483
(Loss) gain on derivatives	—	(621)	2,112	85	—	1,576
Gain on residential mortgage investment portfolio	—	—	—	220	—	220
Other income, net of expenses	76	4,729	19,723	(2,497)	(10,900)	11,131
Earnings in subsidiaries	253,983	—	239,349	148,912	(642,244)	—
Intercompany	—	(33,409)	33,409	—	—	—

Total other income (expense)	254,059	(29,429)	304,172	146,720	(653,144)	22,378
Noncontrolling interests expense	—	29	—	3,327	(6)	3,350

Net income before income taxes and cumulative effect of accounting change	218,936	239,343	148,542	306,928	(642,238)	271,511
Income taxes	—	—	—	52,945	—	52,945

Net income before cumulative effect of accounting change	218,936	239,343	148,542	253,983	(642,238)	218,566
Cumulative effect of accounting change, net of taxes	—	—	370	—	—	370

Net income	$218,936	$239,343	$148,912	$253,983	$(642,238)	$218,936

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Three Months Ended September 30, 2005

		CapitalSource Finance LLC
		Combined Non-	Combined
	CapitalSource	Guarantor	Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$199	$110,689	$23,215	$(623)	$133,480
Fee income	—	11,497	24,274	—	35,771

Total interest and fee income	199	122,186	47,489	(623)	169,251
Interest expense	4,177	47,124	303	(623)	50,981

Net investment (loss) income	(3,978)	75,062	47,186	—	118,270
Provision for loan losses	—	—	42,884	—	42,884

Net investment (loss) income after provision for loan losses	(3,978)	75,062	4,302	—	75,386
Operating expenses:
Compensation and benefits	—	443	19,810	—	20,253
Other administrative expenses	(18)	286	12,774	—	13,042

Total operating expenses	(18)	729	32,584	—	33,295
Other income (expense):
Diligence deposits forfeited	—	—	1,628	—	1,628
Gain on investments, net	—	—	36	—	36
Gain (loss) on derivatives	—	588	(695)	—	(107)
Other income, net of expenses	—	979	207	—	1,186
Earnings in subsidiaries	48,794	—	52,213	(101,007)	—
Intercompany	—	(23,687)	23,687	—	—

Total other income (expense)	48,794	(22,120)	77,076	(101,007)	2,743

Net income before income taxes	44,834	52,213	48,794	(101,007)	44,834
Income taxes	16,751	—	—	—	16,751

Net income	$28,083	$52,213	$48,794	$(101,007)	$28,083

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Nine Months Ended September 30, 2005

		CapitalSource Finance LLC
		Combined Non-	Combined
	CapitalSource	Guarantor	Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$199	$305,670	$57,371	$(1,919)	$361,321
Fee income	—	36,005	64,718	—	100,723

Total interest and fee income	199	341,675	122,089	(1,919)	462,044
Interest expense	12,554	115,729	2,000	(1,919)	128,364

Net investment (loss) income	(12,355)	225,946	120,089	—	333,680
Provision for loan losses	—	—	57,833	—	57,833

Net investment (loss) income after provision for loan losses	(12,355)	225,946	62,256	—	275,847
Operating expenses:
Compensation and benefits	—	1,690	70,517	—	72,207
Other administrative expenses	276	716	31,825	—	32,817

Total operating expenses	276	2,406	102,342	—	105,024
Other income (expense):
Diligence deposits forfeited	—	—	3,105	—	3,105
Gain on investments, net	—	—	5,328	—	5,328
Gain (loss) on derivatives	—	1,377	(1,491)	—	(114)
Other income, net of expenses	—	3,442	1,026	—	4,468
Earnings in subsidiaries	196,241	—	209,650	(405,891)	—
Intercompany	—	(18,709)	18,709	—	—

Total other income (expense)	196,241	(13,890)	236,327	(405,891)	12,787

Net income before income taxes	183,610	209,650	196,241	(405,891)	183,610
Income taxes	70,873	—	—	—	70,873

Net income	$112,737	$209,650	$196,241	$(405,891)	$112,737

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2006

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
	CapitalSource	Guarantor	Guarantor	Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$218,936	$239,343	$148,912	$253,983	$(642,238)	$218,936
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	55	6,407	—	—	6,462
Restricted stock expense	—	450	18,080	—	—	18,530
Loss on extinguishment of debt	—	—	—	2,497	—	2,497
Non-cash prepayment fee	—	—	(8,353)	—	—	(8,353)
Cumulative effect of accounting change, net of taxes	—	—	(370)	—	—	(370)
Amortization of deferred loan fees and discounts	—	(33,534)	6,936	(39,210)	—	(65,808)
Interest on paid-in-kind loans	—	6,365	(11,373)	(2,013)	—	(7,021)
Provision for loan losses	—	—	43,304	7,729	—	51,033
Amortization of deferred financing fees and discounts	2,284	16,750	331	9,186	—	28,551
Depreciation and amortization	—	34	2,220	7,350	—	9,604
Benefit for deferred income taxes	—	—	—	(9,453)	—	(9,453)
Non-cash loss on investments, net	—	—	5,510	—	—	5,510
Non-cash (gain) loss on property and equipment disposals	—	(740)	268	—	—	(472)
Loss (gain) on derivatives	—	678	(844)	(29)	—	(195)
Unrealized loss on residential mortgage investment portfolio	—	—	—	8,702	—	8,702
Net increase in mortgage-backed securities pledged, trading	—	—	—	(331,767)	—	(331,767)
Amortization of discount on residential mortgage investments	—	—	—	(22,786)	—	(22,786)
Decrease (increase) in loans held for sale, net	—	2,346	(62,500)	—	—	(60,154)
Decrease in intercompany note receivable	—	5,284	23,380	—	(28,664)	—
Decrease (increase) in other assets	20,110	(817)	(4,586)	38,705	11,799	65,211
Increase in other liabilities	11,977	821	29,876	5,896	(13,147)	35,423
Net transfers with subsidiaries	(923,633)	(96,974)	(88,451)	466,820	642,238	—

Cash (used in) provided by operating activities	(670,326)	140,061	108,747	395,610	(30,012)	(55,920)
Investing activities:
Decrease (increase) in restricted cash	—	17,502	(49,955)	(45,711)	—	(78,164)
Increase in mortgage-related receivables, net	—	—	—	(2,391,783)	—	(2,391,783)
Increase in receivables under reverse-repurchase agreements, net	—	(19,663)	—	—	—	(19,663)
Decrease (increase) in loans, net	—	75,404	(301,032)	(1,142,428)	2,151	(1,365,905)
Acquisition of real estate, net of cash acquired	—	—	—	(66,375)	—	(66,375)
Disposal (acquisition) of investments, net	33,683	(26,835)	(10,114)	(19,712)	—	(22,978)
Acquisition of property and equipment, net	—	(605)	(2,175)	—	—	(2,780)

Cash provided by (used in) investing activities	33,683	45,803	(363,276)	(3,666,009)	2,151	(3,947,648)
Financing activities:
Payment of deferred financing fees	(3,026)	(18,922)	(3,526)	(12,400)	—	(37,874)
Decrease in intercompany note payable	(20,327)	(8,337)	—	—	28,664	—
Borrowings under repurchase agreements, net	—	13,273	—	256,594	—	269,867
Borrowings on unsecured credit facilities, net	465,000	—	—	—	—	465,000
(Repayments of) borrowings on secured credit facilities, net	—	(1,128,462)	—	1,171,000	—	42,538
Borrowings of term debt	—	2,044,066	4,400	2,447,870	(803)	4,495,533
Repayments of term debt	—	(1,063,398)	(49)	(165,932)	—	(1,229,379)
Borrowings of subordinated debt	—	—	131,685	—	—	131,685
Proceeds from issuance of common stock, net of offering costs	498,931	—	—	—	—	498,931
Proceeds from exercise of options	5,283	—	—	—	—	5,283
Tax benefits on share-based payments	—	—	—	3,311	—	3,311
Payment of dividends	(311,256)	—	—	(2,824)	—	(314,080)

Cash provided by (used in) financing activities	634,605	(161,780)	132,510	3,697,619	27,861	4,330,815

(Decrease) increase in cash and cash equivalents	(2,038)	24,084	(122,019)	427,220	—	327,247
Cash and cash equivalents as of beginning of period	2,038	145,065	156,571	20,222	—	323,896

Cash and cash equivalents as of end of period	$—	$169,149	$34,552	$447,442	$—	$651,143

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2005

		CapitalSource Finance LLC
		Combined Non-	Combined
	CapitalSource	Guarantor	Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$112,737	$209,650	$196,241	$(405,891)	$112,737
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock option expense	281	—	—	—	281
Restricted stock expense	13,075	—	—	—	13,075
Amortization of deferred loan fees and discounts	—	—	(58,420)	—	(58,420)
Interest on paid-in-kind loans	—	(1,408)	(7,286)	—	(8,694)
Provision for loan losses	—	—	57,833	—	57,833
Amortization of deferred financing fees and discounts	1,747	15,563	630	—	17,940
Depreciation and amortization	—	—	2,015	—	2,015
Benefit for deferred income taxes	(8,965)	—	—	—	(8,965)
Non-cash loss (gain) on investments, net	—	222	(3,017)	—	(2,795)
(Gain) loss on derivatives	—	(1,376)	1,490	—	114
Increase in loans held for sale, net	—	(33,606)	—	—	(33,606)
Decrease in intercompany note receivable	—	—	7,692	(7,692)	—
Decrease in other assets	187	1,955	850	—	2,992
(Decrease) increase in other liabilities	(14,927)	6,600	(11,717)	(1,920)	(21,964)
Net transfers with subsidiaries	(75,492)	(199,892)	(130,507)	405,891	—

Cash provided by (used in) operating activities	28,643	(2,292)	55,804	(9,612)	72,543
Investing activities:
(Increase) decrease in restricted cash	—	(64,867)	132,261	—	67,394
Increase in receivables under reverse-repurchase agreements, net	—	(16,928)	—	—	(16,928)
Increase in loans, net	—	(983,411)	(101,511)	1,920	(1,083,002)
Acquisition of investments, net	(28,629)	(6,175)	(10,525)	—	(45,329)
Acquisition of property and equipment, net	—	5	(3,732)	—	(3,727)

Cash (used in) provided by investing activities	(28,629)	(1,071,376)	16,493	1,920	(1,081,592)
Financing activities:
Payment of deferred financing fees	(170)	(14,277)	(428)	—	(14,875)
Decrease in intercompany note payable	—	(7,692)	—	7,692	—
Borrowings on secured credit facilities, net	—	1,019,426	14,313	—	1,033,739
Borrowings of term debt	—	1,141,825	16,660	—	1,158,485
Repayments of term debt	—	(1,128,034)	(122,281)	—	(1,250,315)
Proceeds from issuance of common stock, net of offering costs	582	—	—	—	582
Proceeds from exercise of options	761	—	—	—	761

Cash provided by (used in) financing activities	1,173	1,011,248	(91,736)	7,692	928,377

Increase (decrease) in cash and cash equivalents	1,187	(62,420)	(19,439)	—	(80,672)
Cash and cash equivalents as of beginning of period	—	170,532	35,545	—	206,077

Cash and cash equivalents as of end of period	$1,187	$108,112	$16,106	$—	$125,405

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the nine months ended September 30, 2006 was as follows:

Outstanding as of December 31, 2005	140,405,766
Issuance of common stock	35,845,342
Exercise of options	587,716
Restricted stock and other stock grants, net	539,048

Outstanding as of September 30, 2006	177,377,872

Dividend Reinvestment and Stock Purchase Plan

In March 2006, we began offering a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the nine months ended September 30, 2006, we received proceeds of $94.7 million related to the purchase of 4.1 million shares of our common stock pursuant to the DRIP. In addition, we received proceeds of $9.0 million related to cash dividends reinvested for 0.4 million shares of our common stock during the nine months ended September 30, 2006.

Note 11.	Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code (the “Code”) commencing with our taxable year ending December 31, 2006. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. We will continue to be subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). If we fail to qualify as a REIT in any taxable year, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We will still be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

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

During the three and nine months ended September 30, 2006, we recorded $22.3 million and $52.9 million of income tax expense, respectively. Our effective income tax rate for the three and nine months ended September 30, 2006 attributable to our TRSs was 39.2% and the effective tax rate on our consolidated net income was 21.6% and

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.5%, respectively. The reconciliations of the consolidated effective income tax rate and the federal statutory corporate income tax rate for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005		2006	2005

Federal statutory rate	35.0%	35.0%		35.0%	35.0%
Benefit of REIT election	(15.9)	—		(16.1)	—
State income taxes, net of federal tax benefit	1.2	2.2		1.4	3.2
Other	1.3	0.2		0.9	0.4

Estimated annual effective income tax rate	21.6	37.4		21.2	38.6
Discrete item — Benefit for reversal of net deferred tax liabilities(1)	—	—		(1.7)	—

Current quarter effective income tax rate	21.6%	37.4	%(2)	19.5%	38.6	%(2)

(1)	In connection with our REIT election, we reversed net deferred tax liabilities of $4.7 million, relating to REIT qualifying activities, into income during the nine months ended September 30, 2006.

(2)	We provided for income taxes on the income earned for the three months ended September 30, 2005 based on a 37.4% effective tax rate, compared to 39.0% for the previous quarters in 2005. This decrease in the effective tax rate was the result of both a reconciliation of our previous provision for income taxes with actual tax expense for 2004 plus a change in the estimated tax rate for 2005 which was accounted for in the third quarter 2005. Our effective tax rate was 38.6% for the nine months ended September 30, 2005 and 38.8% for the year ended December 31, 2005.

During the nine months ended September 30, 2006, we recorded a valuation allowance of $0.4 million against our deferred tax asset related to a state net operating loss carryforward, the majority of which expires beginning in 2025, as we determined that it was more likely than not that this deferred tax asset would not be realized.

Note 12.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Net income	$80,853	$28,083	$218,936	$112,737
Unrealized (loss) gain on available-for-sale securities, net of tax	(177)	12	2,371	(278)
Unrealized (loss) gain on cash flow hedge, net of tax	(1,381)	(63)	1,075	(331)

Comprehensive income	$79,295	$28,032	$222,382	$112,128

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss), net as of September 30, 2006 and December 31, 2005 was as follows:

	September 30,	December 31,
	2006	2005
	($ in thousands)

Unrealized gain (loss) on available-for-sale securities, net of tax	$1,553	$(818)
Unrealized gain (loss) on cash flow hedge, net of tax	554	(521)

Accumulated other comprehensive income (loss), net	$2,107	$(1,339)

Note 13.	Net Income per Share

The computations of basic and diluted net income per share for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands, except per share data)

Basic net income per share:
Net income	$80,853	$28,083	$218,936	$112,737
Average shares — basic	171,777,989	116,742,755	163,373,576	116,630,570
Basic net income per share	$0.47	$0.24	$1.34	$0.97

Diluted net income per share:
Net income	$80,853	$28,083	$218,936	$112,737
Average shares — basic	171,777,989	116,742,755	163,373,576	116,630,570
Effect of dilutive securities:
Stock dividend declared (1)	—	—	1,080,124	—
Option shares	330,551	678,979	397,791	756,282
Unvested restricted stock	1,180,952	270,025	1,146,656	339,874
Stock units	24,442	6,024	17,045	4,528
Non-managing member units	—	—	—	—
Conversion premium on the March Debentures (2)	40,957	—	13,652	—
Written call option	—	—	—	—

Average shares — diluted	173,354,891	117,697,783	166,028,844	117,731,254

Diluted net income per share	$0.47	$0.24	$1.32	$0.96

(1)	All conditions were not met for inclusion in the basic net income per share calculation until such shares were issued on January 25, 2006.

(2)	For the three and nine months ended September 30, 2006, the conversion premium on the March Debentures represents the dilutive shares associated with 8.8 million shares based on a conversion price of $25.71.

Shares that have an antidilutive effect in the calculation of diluted net income per share and certain shares related to our convertible debt have been excluded from the computations above. For the three and nine months ended September 30, 2006, we excluded 8.3 million and 3.9 million average shares, respectively, from average dilutive shares related to stock options that are antidilutive. For the three and nine months ended September 30, 2005, we excluded 0.6 million and 0.2 million average shares, respectively, from average dilutive shares related to

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options that are antidilutive. For the three and nine months ended September 30, 2006, we excluded 2.5 million and 2.3 million average shares, respectively, from average dilutive shares related to non-managing member units that are considered antidilutive. For the three and nine months ended September 30, 2006 and 2005, we excluded 7.4 million average shares from average dilutive shares related to shares subject to a written call option that are considered antidilutive. For the three and nine months ended September 30, 2006, the conversion premium on the July Debentures associated with 12.3 million shares was considered to be antidilutive based on a conversion price of $26.88. For the three and nine months ended September 30, 2005, the conversion premium on the Debentures associated with 17.8 million shares was considered to be antidilutive based on conversion prices of $36.48 and $31.78, respectively. As dividends are paid, the conversion prices related to our written call option and the Debentures are adjusted.

Note 14.	Stock-Based Compensation

Equity Incentive Plan

In April 2006, our shareholders adopted the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan (the “Plan”), which amended the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan adopted on August 6, 2003 in connection with our initial public offering. A total of 33.0 million shares of common stock are reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) August 6, 2016. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. As of September 30, 2006, there were 14.6 million shares remaining available for issuance under the Plan.

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

Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments to employees using the intrinsic value method in accordance with APB 25 and related interpretations, as permitted under SFAS No. 123, and as such, generally recognized no compensation cost for employee stock options. In accordance with APB 25, compensation cost was only recognized for our options and restricted stock granted to employees where the exercise price was less than the market price of the underlying common stock on the date of grant. We adopted the fair value recognition provisions of SFAS No. 123(R) using the modified- prospective-transition method. Under this method, compensation cost recognized beginning on January 1, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, our consolidated financial statements from prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). In addition, under SFAS No. 123(R), an entity may elect to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using either a straight-line recognition

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method or a graded vesting recognition method. We elected the straight-line recognition method for all awards with only service based vesting conditions. For awards having graded vesting schedules and performance or market based vesting conditions, we amortize compensation cost using the graded vesting recognition method.

Upon adoption of SFAS No. 123(R), we recorded a cumulative effect of accounting change of $0.4 million (or $0.00 per diluted share), net of taxes, in our accompanying consolidated statement of income for the nine months ended September 30, 2006 resulting from the requirement to estimate forfeitures for unvested awards at the date of grant instead of recognizing them as incurred. We did not record any additional cumulative effect of accounting change during the three months ended September 30, 2006. Our net income for the three and nine months ended September 30, 2006 is $1.1 million and $3.2 million, respectively, or $0.01 and $0.02 per basic and diluted share, respectively, lower than if we had continued to account for stock-based compensation under APB 25. The adoption of SFAS No. 123(R) also had the impact of reducing net operating cash flows and increasing net financing cash flows by the $3.3 million excess tax benefit recognized for the nine months ended September 30, 2006. The following table illustrates the effect on reported net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	($ in thousands, except per share data)

Net income as reported	$28,083	$112,737
Add back: Stock-based compensation expense from options included in reported net income, net of tax	62	171
Deduct: Total stock-based compensation expense determined under fair value-based method for all option awards, net of tax	(566)	(1,631)

Pro forma net income	$27,579	$111,277

Net income per share:
Basic — as reported	$0.24	$0.97
Basic — pro forma	$0.24	$0.95
Diluted — as reported	$0.24	$0.96
Diluted — pro forma	$0.23	$0.95

Total compensation cost recognized in income pursuant to the Plan was $8.6 million and $25.0 million for the three and nine months ended September 30, 2006, respectively, and $5.2 million and $13.3 million for the three and nine months ended September 30, 2005.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following disclosures are being provided pursuant to the requirements of SFAS No. 123(R).

Stock Options

Option activity for the nine months ended September 30, 2006 was as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Options	Price	(in years)	Intrinsic Value
				($ in thousands)

Outstanding as of December 31, 2005	2,587,312	$15.34
Granted	7,967,493	23.71
Exercised	(587,716)	9.36
Forfeited	(196,414)	19.60

Outstanding as of September 30, 2006	9,770,675	$22.44	9.28	$16,319

Vested or expected to vest as of September 30, 2006	9,611,458	$22.52	1.66	$16,151

Exercisable as of September 30, 2006	2,556,971	$20.89	8.88	$5,395

For the nine months ended September 30, 2006, the weighted average grant date fair value of options granted was $1.44. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $8.6 million. As of September 30, 2006, the total unrecognized compensation cost related to nonvested options granted pursuant to the Plan was $11.0 million. This cost is expected to be recognized over a weighted average period of 2.22 years.

For awards containing only service and/or performance based vesting conditions, we use the Black-Scholes weighted average option-pricing model to estimate the fair value of each option grant on its grant date. During the three and nine months ended September 30, 2005, we used this model solely to determine the pro forma net income disclosures required by SFAS No. 123. The weighted average assumptions used in this model for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Dividend yield	7.75%	—	8.33%	—
Expected volatility	20%	35%	20%	32%
Risk-free interest rate	4.86%	4.08%	4.98%	4.00%
Expected life	4.0 years	6.0 years	9.7 years	6.0 years

The dividend yield is computed based on annualized dividends and the average share price for the period. Prior to our decision to elect to be taxed as a REIT for the year commencing January 1, 2006, we did not pay dividends and this assumption was not applicable. Prior to 2006, expected volatility was based on the historical volatility of our common stock. In connection with our REIT election, we changed our method of computing the expected volatility to be based on the average volatility of the common stock of selected competitor REITs as our historical volatility is no longer an indicator of our future volatility. The risk-free interest rate is the U.S. Treasury yield curve in effect at the time of grant based on the expected life of options. The expected life of our options granted represents the period of time that options are expected to be outstanding. The expected life of our options increased during the nine months ended September 30, 2006 as a result of options granted to certain executives during the period which have a longer expected life.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For certain awards granted during the nine months ended September 30, 2006 containing market based vesting conditions, we used a lattice option-pricing model to estimate the fair value of each option grant on its grant date. The assumptions used in this model for the nine months ended September 30, 2006 were as follows:

Dividend yield	8.25%
Expected volatility	20%
Risk-free interest rate	5.00%
Expected life	10.0 years

The dividend yield is computed based on anticipated annual dividends and the share price on the last day of the period. Our expected volatility is computed based on the average volatility of the common stock of selected competitor REITs as our historical volatility is not an indicator of our future volatility, as discussed above. The risk-free interest rate is the U.S. Treasury yield curve in effect at the time of grant based on the expected life of options. The expected life of our options granted represents the period of time that options are expected to be outstanding.

Restricted Stock

Restricted stock activity for the nine months ended September 30, 2006 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested as of December 31, 2005	3,873,124	$22.08
Granted	1,618,921	23.58
Vested	(768,390)	22.55
Forfeited	(116,547)	22.43

Nonvested as of September 30, 2006	4,607,108	$22.52

The fair value of nonvested restricted stock is determined based on the closing trading price of our common stock on the grant date. The weighted average grant date fair value of restricted stock granted during the nine months ended September 30, 2006 was $23.58. The total fair value of restricted stock that vested during the nine months ended September 30, 2006 was $18.5 million. As of September 30, 2006, the total unrecognized compensation cost related to nonvested restricted stock granted pursuant to the Plan was $76.9 million. This cost is expected to be recognized over a weighed average period of 1.76 years.

Note 15.	Commitments and Contingencies

As of September 30, 2006, we had issued $235.3 million in letters of credit that expire at various dates over the next seven years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $6.4 million, in other assets in the accompanying consolidated balance sheet as of September 30, 2006.

As of September 30, 2006, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. Under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB No. 143, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of September 30, 2006, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our consolidated balance sheet as of September 30, 2006.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Operating Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. As discussed in Note 1, Organization, on January 1, 2006 we began operating as two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Prior to 2006, we operated as a single business segment as substantially all of our activity was related to our commercial lending and investment business. The financial results of our operating segments as of and for the three and nine months ended September 30, 2006 were as follows:

	Three Months Ended September 30, 2006
	Commercial	Residential
	Lending &	Mortgage	Consolidated
	Investment	Investment	Total
	($ in thousands)

Total interest and fee income	$252,873	$81,148	$334,021
Operating lease income	7,855	—	7,855
Interest expense	96,872	73,246	170,118
Provision for loan losses	24,849	—	24,849
Operating expenses (1)	51,081	2,150	53,231
Other income (2)	8,447	2,291	10,738
Noncontrolling interests expense	1,259	—	1,259

Net income before income taxes	95,114	8,043	103,157
Income taxes	22,304	—	22,304

Net income	$72,810	$8,043	$80,853

Total assets as of September 30, 2006	$8,635,672	$5,856,202	$14,491,874

	Nine Months Ended September 30, 2006
	Commercial	Residential
	Lending &	Mortgage	Consolidated
	Investment	Investment	Total
	($ in thousands)

Total interest and fee income	$679,228	$184,473	$863,701
Operating lease income	19,174	—	19,174
Interest expense	250,967	170,851	421,818
Provision for loan losses	50,732	301	51,033
Operating expenses (1)	151,183	6,358	157,541
Other income (2)	22,158	220	22,378
Noncontrolling interests expense	3,350	—	3,350

Net income before income taxes and cumulative effect of accounting change	264,328	7,183	271,511
Income taxes	52,945	—	52,945

Net income before cumulative effect of accounting change	211,383	7,183	218,566
Cumulative effect of accounting change, net of taxes	370	—	370

Net income	$211,753	$7,183	$218,936

Total assets as of September 30, 2006	$8,635,672	$5,856,202	$14,491,874

(1)	Operating expenses of our Residential Mortgage Investment segment consist primarily of direct expenses related to compensation and benefits, professional fees paid to our investment manager and other direct expenses.

(2)	Other income for our Residential Mortgage Investment segment includes the net of interest income and expense accruals related to certain of our derivatives along with the changes in fair value of our investments and related derivatives.

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Subsequent Events

On October 6, 2006, we amended our $600.0 million credit facility with Citigroup Global Markets Inc. to decrease the maximum amount of the facility to $400.0 million.

On October 10, 2006, we entered into a definitive agreement to purchase 78 skilled nursing facilities for $443.5 million. The closing of this transaction is expected to occur prior to December 31, 2006 and is subject to certain customary conditions.

On November 7, 2006, we entered into a definitive agreement to purchase 11 skilled nursing facilities for $78.0 million. The closing of this transaction is expected to occur within the next 90 days and is subject to certain customary conditions.

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

Overview and Highlights

We are a specialized finance company providing financing to small and medium-sized businesses. We also selectively make equity investments, engage in asset management and servicing activities and invest in real estate and residential mortgage assets. We intend to qualify as a real estate investment trust (“REIT”) for our taxable year ending December 31, 2006.

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

Our loans generally range from $1 million to $50 million, although we sometimes make commercial loans greater than $50 million, with an average commercial loan size as of September 30, 2006 of $7.0 million. Our commercial loans generally have a maturity of two to five years, and substantially all of our commercial loans require monthly interest payments at variable rates. In many cases, our commercial loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. During the nine months ended September 30, 2006, we closed on commercial loans representing aggregate commitments of $3.9 billion.

To optimize the value of the REIT structure, we invest in certain residential mortgage assets. As of September 30, 2006, the balance of our residential mortgage investment portfolio was $5.8 billion, which included investments in residential mortgage loans, residential mortgage-backed securities (“RMBS”) and residential asset-backed securities. While these residential mortgage assets are lower yielding than the assets we originate in our commercial lending and investment activities, our strategy is to purchase these residential mortgage assets to further diversify our asset portfolio and, by using appropriate leverage, to generate what we believe to be appropriate risk adjusted returns in a tax-efficient REIT structure.

Consolidated Results of Operations

On January 1, 2006, we began operating as two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment includes our commercial lending and investment business and our Residential Mortgage Investment segment includes all of our activities related to our residential mortgage investments. The discussion that follows differentiates our results of operations between our segments.

Explanation of Key Reporting Metrics

Interest Income.  In our Commercial Lending & Investment segment, interest income represents interest earned on our commercial loans. The majority of these loans charge interest at variable rates that generally adjust daily, with an increasing number of loans charging interest at fixed rates. As of September 30, 2006 and December 31, 2005, 6% of our loans had fixed rates of interest. In our Residential Mortgage Investment segment, interest income represents interest earned on our residential mortgage-related receivables, RMBS and asset-backed securities.

Fee Income.  In our Commercial Lending & Investment segment, fee income represents net fee income earned from our commercial loan operations. Fee income primarily includes the amortization of loan origination fees, net of the direct costs of origination, and the amortization of fees related to syndicated loans that we originate and other fees charged to borrowers. We amortize these loan fees into income over the life of our loans and do not take loan fees into income when a loan closes. Loan prepayments may materially affect fee income since, in the period of prepayment, the amortization of remaining net loan origination fees and discounts is accelerated and prepayment penalties may be assessed on the prepaid loans and recognized in the period of the prepayment. We consider both the acceleration of any unamortized fees and fees related to prepayment penalties to be prepayment-related fee income. We currently do not generate fee income in our Residential Mortgage Investment segment.

Operating Lease Income.  In our Commercial Lending & Investment segment, operating lease income represents lease income earned in connection with our direct real estate investments. Our operating leases typically include fixed rental payments, subject to escalation over the life of the lease. We project a minimum escalation rate for the leases and recognize operating lease income on a straight-line basis over the life of the lease. We currently do not generate any operating lease income in our Residential Mortgage Investment segment.

Interest Expense.  Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. In our Commercial Lending & Investment segment, our borrowings consist of repurchase agreements, secured and unsecured credit facilities, term debt securitizations, convertible debt and subordinated debt. In our Residential Mortgage Investment segment, our borrowings consist of repurchase agreements and term debt securitizations. The majority of our borrowings charge interest at variable rates based primarily on 30-day LIBOR or commercial paper rates plus a margin. Currently, our convertible debt, three series of our subordinated debt and our term debt issued in connection with our investments in mortgage-related receivables bear a fixed rate of interest. As our borrowings increase and as short term interest rates rise, our interest expense will increase. Deferred financing fees and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

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

Other Income.  In our Commercial Lending & Investment segment, other income (expense) consists of gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with the United States Department of Housing and Urban Development, or HUD, origination activities, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, third-party servicing income and other miscellaneous fees and expenses not attributable to our commercial lending and investment operations. In our Residential Mortgage Investment segment, other income (expense) consists of unrealized appreciation (depreciation) on our residential mortgage investments and gains (losses) on related derivatives.

Operating Expenses.  Operating expenses for both our Commercial Lending & Investment segment and our Residential Mortgage Investment segment include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses.

Income Taxes.  We intend to elect to be taxed as a REIT under the Internal Revenue Code (the “Code”) commencing with our taxable year ending December 31, 2006. Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities, but we will continue to be subject to corporate-level tax on the earnings we derive from our TRSs. We do not expect our Residential Mortgage Investment segment to be subject to corporate-level tax as all assets are considered REIT qualifying assets. Our Commercial Lending & Investment segment will remain subject to corporate-level income tax. We were responsible for paying federal, state and local income taxes on all of our income through December 31, 2005.

Adjusted Earnings.  Adjusted earnings represents net income as determined in accordance with United States generally accepted accounting principles (“GAAP”), adjusted for certain non-cash items, including real estate depreciation, amortization of deferred financing fees, non-cash equity compensation, unrealized gains and losses on our residential mortgage investment portfolio and related derivatives, unrealized gains and losses on other derivatives and foreign currencies, net unrealized gains and losses on investments, provision for loan losses, charge offs, recoveries, nonrecurring items and the cumulative effect of changes in accounting principles. We view adjusted earnings and the related per share measures as useful and appropriate supplements to net income and earnings per share. These measures serve as an additional measure of our operating performance because they facilitate evaluation of the company without the effects of certain adjustments determined in accordance with GAAP that may not necessarily be indicative of current operating performance. Adjusted earnings should not be considered as an alternative to net income or cash flows (each computed in accordance with GAAP). Instead, adjusted earnings should be reviewed in connection with income and cash flows from operating, investing and financing activities in our consolidated financial statements, to help analyze how our business is performing. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

Operating Results for the Three and Nine Months Ended September 30, 2006

Our results of operations continue to be driven primarily by our rapid growth. The most significant factors influencing our consolidated results of operations for the time periods described in this section were:

•	Significant growth in our commercial loan portfolio;

•	Purchases of investments in residential mortgage loans and RMBS;

•	Increased borrowings to fund our growth;

•	Increased operating expenses, consisting primarily of higher employee compensation directly related to increases in the number of our employees;

•	Addition of operating lease income related to our direct real estate investments;

•	Increase in short-term interest rates;

•	Decreased lending and borrowing spreads; and

•	A decrease in our effective tax rate.

Our consolidated operating results for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
	($ in thousands)				($ in thousands)

Interest income	$280,066	$133,480	$146,586	110%	$731,601	$361,321	$370,280	102%
Fee income	53,955	35,771	18,184	51%	132,100	100,723	31,377	31%
Operating lease income	7,855	—	7,855	N/A	19,174	—	19,174	N/A
Interest expense	170,118	50,981	119,137	234%	421,818	128,364	293,454	229%
Provision for loan losses	24,849	42,884	(18,035)	(42)%	51,033	57,833	(6,800)	(12)%
Operating expenses	53,231	33,295	19,936	60%	157,541	105,024	52,517	50%
Other income	10,738	2,743	7,995	291%	22,378	12,787	9,591	75%
Noncontrolling interests expense	1,259	—	1,259	N/A	3,350	—	3,350	N/A
Income taxes	22,304	16,751	5,553	33%	52,945	70,873	(17,928)	(25)%
Cumulative effect of accounting change, net of taxes	—	—	—	N/A	370	—	370	N/A
Net income	80,853	28,083	52,770	188%	218,936	112,737	106,199	94%

Our consolidated yields of income earning assets and the costs of interest bearing liabilities for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
	2006			2005
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$731,601	8.49%		$361,321	9.50%
Fee income		132,100	1.53		100,723	2.65

Total interest earning assets (1)	$11,527,276	863,701	10.02	$5,082,760	462,044	12.15
Total direct real estate investments	203,011	19,174	12.63	—	—	—

Total income earning assets	11,730,287	882,875	10.06	5,082,760	462,044	12.15
Total interest bearing liabilities (2)	9,901,508	421,818	5.70	4,071,288	128,364	4.22

Net finance spread		$461,507	4.36%		$333,680	7.93%

Net finance margin			5.26%			8.78%

(1)	Interest earning assets include cash, restricted cash, mortgage-related receivables, RMBS, loans, asset-backed securities and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Comparison of the Three Months Ended September 30, 2006 and 2005

All amounts below relating to our Commercial Lending & Investment segment for the three months ended September 30, 2006 are compared to our consolidated results for the three months ended September 30, 2005 as we did not report our operations in segments in 2005, and all activity for the three months ended September 30, 2005 was related to commercial lending and investment activity. All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Interest Income

In our Commercial Lending & Investment segment, interest income was $198.9 million for the three months ended September 30, 2006, an increase of $65.4 million, or 49%, from total interest income for the three months ended September 30, 2005. This increase was due to the growth in average interest earning assets, primarily loans, of $2.2 billion, or 41%, as well as an increase in the interest component of yield to 10.28% for the three months ended September 30, 2006 from 9.74% for three months ended September 30, 2005. The increase in the interest component of yield was largely due to the increase in short-term interest rates, offset by a decrease in our lending spread. During the three months ended September 30, 2006, our commercial lending spread to the average 30-day LIBOR was 4.93% compared to 6.14% for the three months ended September 30, 2005. This decrease in lending spread reflects overall trends in financial markets, the increase in competition in our markets, as well as the changing mix of our commercial lending portfolio as we pursue the expanded opportunities afforded to us by our decision to elect to be taxed as a REIT. By operating as a REIT, we can make the same, or better, after tax return on a loan with a lower interest rate than on a loan with a higher interest rate originated prior to our decision to elect to be taxed as a REIT. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or 30-day LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

In our Residential Mortgage Investment segment, interest income was $81.1 million for the three months ended September 30, 2006. Included in this amount is the amortization of purchase discounts on our investments in RMBS and mortgage-related receivables, which are amortized into income using the interest method. Average interest earning assets, which consist primarily of residential mortgage-related receivables and RMBS, were $5.6 billion as of September 30, 2006. Yield on average interest earning assets was 5.84% for the three months ended September 30, 2006.

Fee Income

In our Commercial Lending & Investment segment, the increase in fee income was primarily the result of an increase in prepayment-related fee income, which totaled $26.4 million for the three months ended September 30, 2006 compared to $11.0 million for the three months ended September 30, 2005. Prepayment-related fee income increased during the three months ended September 30, 2006 primarily due to the receipt of $14.5 million in prepayment fees from the prepayment of certain first mortgage loans in our Healthcare and Specialty Finance lending business. Prepayment-related fee income contributed 1.37% and 0.81%, respectively, to yield for the three months ended September 30, 2006 and 2005. Yield from fee income increased to 2.79% for the three months ended September 30, 2006 from 2.61% for the three months ended September 30, 2005.

Operating Lease Income

In our Commercial Lending & Investment segment, $7.9 million of operating lease income was earned in connection with direct real estate investments that we acquired during 2006 primarily through sale-leaseback transactions.

Interest Expense

We fund our growth largely through borrowings. In our Commercial Lending & Investment segment, interest expense was $96.9 million for the three months ended September 30, 2006, an increase of $45.9 million, or 90%, from total interest expense for the three months ended September 30, 2005. This increase in interest expense was primarily due to an increase in average borrowings of $1.8 billion, or 40%, as well as rising interest rates during the period. Our cost of borrowings increased to 6.26% for the three months ended September 30, 2006 from 4.61% for the three months ended September 30, 2005. This increase was the result of rising interest rates, the use of our unsecured credit facility, which has a higher borrowing spread relative to our secured credit facilities, and an increase in amortization of deferred financing fees. The increase in amortization of deferred financing fees was primarily due to additional financings and higher loan prepayments on loans that secure our term debt securitization transactions. These increases were partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our overall borrowing spread to average 30-day LIBOR for the three months ended September 30, 2006 was 0.91% compared to 1.01% for the three months ended September 30, 2005.

In our Residential Mortgage Investment segment, interest expense was $73.2 million for the three months ended September 30, 2006, resulting from average borrowings of $5.4 billion. Our cost of borrowings was 5.34% for the three months ended September 30, 2006.

Net Finance Margin

In our Commercial Lending & Investment segment, net finance margin, defined as net investment income, which includes interest, fee and operating lease income less interest expense, divided by average income earning assets, was 8.19% for the three months ended September 30, 2006, a decline of 44 basis points from 8.63% for the three months ended September 30, 2005. The decrease in net finance margin was primarily due to the increase in interest expense resulting from a higher cost of funds, offset partially by an increase in yield on total income earning assets resulting from higher loan prepayments. Net finance spread, the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 6.77% for the three months ended September 30, 2006, a decrease of 97 basis points from 7.74% for the three months ended September 30, 2005. Gross yield is the sum of interest, fee and operating lease income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Lending & Investment segment for the three months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
	2006			2005
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$198,918	10.28%		$133,480	9.74%
Fee income		53,955	2.79		35,771	2.61

Total interest earning assets(1)	$7,678,450	252,873	13.07	$5,436,081	169,251	12.35
Total direct real estate investments	261,376	7,855	11.92	—	—	—

Total income earning assets	7,939,826	260,728	13.03	5,436,081	169,251	12.35
Total interest bearing liabilities(2)	6,139,327	96,872	6.26	4,383,977	50,981	4.61

Net finance spread		$163,856	6.77%		$118,270	7.74%

Net finance margin			8.19%			8.63%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

In our Residential Mortgage Investment segment, net finance spread was 0.50% for the three months ended September 30, 2006. Net finance spread is the difference between yield on interest earning assets of 5.84% and the cost of our interest bearing liabilities of 5.34% for the three months ended September 30, 2006. Interest earning assets include cash, restricted cash, mortgage-related receivables, RMBS and asset-backed securities. Interest bearing liabilities include repurchase agreements and term debt.

Provision for Loan Losses

The decrease in the provision for loan losses in our Commercial Lending & Investment segment is primarily the result of a change made to our loan loss reserve policy during the three months ended September 30, 2005, the seasoning of our portfolio, overall economic conditions and other factors. This decrease is offset partially by increases in the provision for loan losses as a result of the growth in our commercial loan portfolio, an increase in the balance of impaired loans in the portfolio and additional allocated reserves recorded during the three months ended September 30, 2006.

Other Income

In our Commercial Lending & Investment segment, other income was $8.4 million for the three months ended September 30, 2006, an increase of $5.7 million, or 208%, from total other income for the three months ended September 30, 2005. The increase in other income was primarily attributable to a $7.2 million increase in net realized and unrealized gains on our equity investments, a $1.9 million increase in fees arising from our HUD mortgage origination services, an increase of $1.5 million in gains related to the sale of loans and a $1.3 million increase in income relating to our equity interests in certain non-consolidated entities. These increases were partially offset by a $5.0 million increase in net unrealized losses on derivative instruments and a $1.0 million decrease in diligence deposits forfeited.

In our Residential Mortgage Investment segment, other income consisted of a gain on the residential mortgage investment portfolio of $2.3 million for the three months ended September 30, 2006. This gain was attributable to net realized and unrealized gains on residential mortgage investments of $35.1 million, partially offset by net realized and unrealized losses on related derivative instruments of $32.8 million.

Operating Expenses

The increase in consolidated operating expenses was primarily due to higher total employee compensation, which increased $13.7 million, or 68%. The higher employee compensation was attributable to an increase in employees to 552 as of September 30, 2006, from 473 as of September 30, 2005, as well as higher incentive compensation, including an increase in restricted stock awards and stock options granted. For the three months ended September 30, 2006 and 2005, incentive compensation totaled $17.8 million and $9.1 million, respectively. Incentive compensation comprises annual bonuses, stock options and restricted stock awards, which generally have a three- to five-year vesting period. The remaining increase in operating expenses for the three months ended September 30, 2006 was primarily attributable to an increase of $3.2 million in depreciation and amortization resulting from our direct real estate investments, an increase of $1.5 million in professional fees and an increase of $1.5 million in other general business expenses. Operating expenses in our Residential Mortgage Investment segment, which consist primarily of compensation and benefits, professional fees and other direct expenses, were $2.2 million for the three months ended September 30, 2006.

In our Commercial Lending & Investment segment, operating expenses as a percentage of average total assets increased to 2.51% for the three months ended September 30, 2006 from 2.40% for the three months ended September 30, 2005. Our Commercial Lending & Investment segment’s efficiency ratio, which represents operating expenses as a percentage of net investment income and other income, increased to 29.65% for the three months ended September 30, 2006 from 27.51% for the three months ended September 30, 2005. The increases in operating expenses as a percentage of average total assets and the efficiency ratio were primarily attributable to the increase in incentive compensation described above.

Income Taxes

Our effective tax rate on our consolidated net income was 21.6% for the three months ended September 30, 2006, reflecting our expected annual effective tax rate of 20.8%, which is impacted by a reduction in net deferred tax liabilities as a result of our planned REIT election. Our effective income tax rate for the three months ended September 30, 2006 attributable to our TRSs was 39.2%. Our effective tax rate was 37.4% for the three months ended September 30, 2005 and 38.8% for the year ended December 31, 2005.

Adjusted Earnings

Adjusted earnings, as previously defined, were $122.9 million, or $0.71 per diluted share, for the three months ended September 30, 2006. A reconciliation of our reported net income to adjusted earnings for the three months ended September 30, 2006 was as follows ($ in thousands, except per share data):

Net income	$80,853
Add:
Real estate depreciation (1)	2,595
Amortization of deferred financing fees	6,225
Non-cash equity compensation	8,640
Net unrealized loss on residential mortgage investment portfolio, including related derivatives (2)	3,436
Unrealized loss on derivatives and foreign currencies, net	6,937
Unrealized loss on investments, net	404
Provision for loan losses	24,849
Recoveries (3)	—
Less:
Charge offs (4)	11,000
Nonrecurring items	—
Cumulative effect of accounting change, net of taxes	—

Adjusted earnings	$122,939

Net income per share:
Basic — as reported	$0.47
Diluted — as reported	$0.47
Average shares outstanding:
Basic — as reported	171,777,989
Diluted — as reported	173,354,891
Adjusted earnings per share:
Basic	$0.72
Diluted (5)	$0.71
Average shares outstanding:
Basic	171,777,989
Diluted (6)	175,865,709

(1)	Depreciation for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes adjustments to reflect the period change in fair value of RMBS and related derivative instruments.

(3)	Includes all recoveries on loans during the period.

(4)	To the extent we experience losses on loans for which we specifically provided a reserve prior to January 1, 2006, there will be no adjustment to earnings. All charge offs incremental to previously established allocated reserves will be deducted from net income.

(5)	Adjusted to reflect the impact of adding back noncontrolling interests expense of $1.3 million to adjusted earnings due to the application of the if-converted method on non-managing member units, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

(6)	Adjusted to include average non-managing member units of 2,510,818, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Comparison of the Nine Months Ended September 30, 2006 and 2005

All amounts below relating to our Commercial Lending & Investment segment for the nine months ended September 30, 2006 are compared to our consolidated results for the nine months ended September 30, 2005 as we did not report our operations in segments in 2005, and all activity for the nine months ended September 30, 2005 was related to commercial lending and investment activity. All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Interest Income

In our Commercial Lending & Investment segment, interest income was $547.1 million for the nine months ended September 30, 2006, an increase of $185.8 million, or 51%, from total interest income for the nine months ended September 30, 2005. This increase was due to the growth in average interest earning assets, primarily loans, of $2.0 billion, or 39%, as well as an increase in the interest component of yield to 10.32% for the nine months ended September 30, 2006 from 9.50% for the nine months ended September 30, 2005. The increase in the interest component of yield was largely due to the increase in short-term interest rates, partially offset by a decrease in our lending spread. During the nine months ended September 30, 2006, our commercial lending spread to average 30-day LIBOR was 5.31% compared to 6.38% for the nine months ended September 30, 2005. This decrease in lending spread reflects overall trends in financial markets, the increase in competition in our markets, as well as the changing mix of our commercial lending portfolio as we pursue the expanded opportunities afforded to us by our decision to elect to be taxed as a REIT. By operating as a REIT, we can make the same, or better, after tax return on a loan with a lower interest rate than on a loan with a higher interest rate originated prior to our decision to elect to be taxed as a REIT. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or 30-day LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

In our Residential Mortgage Investment segment, interest income was $184.5 million for the nine months ended September 30, 2006. Included in this amount is the amortization of purchase discounts on our investments in RMBS and mortgage-related receivables, which are amortized into income using the interest method. Average interest earning assets, which consist primarily of residential mortgage-related receivables and RMBS, were $4.4 billion as of September 30, 2006. Yield on average interest earning assets was 5.54% for the nine months ended September 30, 2006.

Fee Income

In our Commercial Lending & Investment segment, the increase in fee income was primarily the result of the growth in interest earning assets as well as an increase in prepayment-related fee income, which totaled $54.7 million for the nine months ended September 30, 2006 compared to $29.2 million for the nine months ended September 30, 2005. Prepayment-related fee income increased during the nine months ended September 30, 2006 due primarily to the receipt of $14.5 million in prepayment fees from the prepayment of certain first mortgage loans in our Healthcare and Specialty Finance lending business and $8.4 million of prepayment fees received in connection with the acquisition of a direct real estate investment. Prepayment-related fee income contributed 1.03% and 0.77%, respectively, to yield for the nine months ended September 30, 2006 and 2005. Yield from fee income decreased to 2.49% for the nine months ended September 30, 2006 from 2.65% for the nine months ended September 30, 2005.

Operating Lease Income

In our Commercial Lending & Investment segment, $19.2 million of operating lease income was earned in connection with our direct real estate investments acquired primarily through sale-leaseback transactions during the nine months ended September 30, 2006.

Interest Expense

We fund our growth largely through borrowings. In our Commercial Lending & Investment segment, interest expense was $251.0 million for the nine months ended September 30, 2006, an increase of $122.6 million, or 96%, from total interest expense for the nine months ended September 30, 2005. This increase in interest expense was primarily due to an increase in average borrowings of $1.5 billion, or 38%, as well as rising interest rates during the period. Our cost of borrowings increased to 5.98% for the nine months ended September 30, 2006 from 4.22% for the nine months ended September 30, 2005. This increase was the result of rising interest rates, the use of our unsecured credit facility, which has a higher borrowing spread relative to our secured credit facilities, and an increase in amortization of deferred financing fees. The increase in deferred financing fees was primarily due to additional financings and higher loan prepayments on loans that secure our term debt securitization transactions. These increases were partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our overall borrowing spread to average 30-day LIBOR for the nine months ended September 30, 2006 was 0.97% compared to 1.10% for the nine months ended September 30, 2005.

In our Residential Mortgage Investment segment, interest expense was $170.8 million for the nine months ended September 30, 2006, resulting from average borrowings of $4.3 billion. Our cost of borrowings was 5.25% for the nine months ended September 30, 2006.

Net Finance Margin

In our Commercial Lending & Investment segment, net finance margin, defined as net investment income, which includes interest, fee and operating lease income less interest expense, divided by average income earning assets, was 8.21% for the nine months ended September 30, 2006, a decline of 57 basis points from 8.78% for the nine months ended September 30, 2005. The decrease in net finance margin was primarily due to the increase in interest expense resulting from a higher cost of funds, offset partially by an increase in yield on total income earning assets resulting from higher loan prepayments. Net finance spread, the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 6.83% for the nine months ended September 30, 2006, a decrease of 110 basis points from 7.93% for the nine months ended September 30, 2005. Gross yield is the sum of interest, fee and operating lease income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Lending & Investment segment for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
	2006			2005
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$547,128	10.32%		$361,321	9.50%
Fee income		132,100	2.49		100,723	2.65

Total interest earning assets (1)	$7,086,281	679,228	12.81	$5,082,760	462,044	12.15
Total direct real estate investments	203,011	19,174	12.63	—	—	—

Total income earning assets	7,289,292	698,402	12.81	5,082,760	462,044	12.15
Total interest bearing liabilities (2)	5,609,304	250,967	5.98	4,071,288	128,364	4.22

Net finance spread		$447,435	6.83%		$333,680	7.93%

Net finance margin			8.21%			8.78%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

In our Residential Mortgage Investment segment, net finance spread was 0.29% for the nine months ended September 30, 2006. Net finance spread is the difference between yield on interest earning assets of 5.54% and the cost of our interest bearing liabilities of 5.25% for the nine months ended September 30, 2006. Interest earning assets include cash, restricted cash, mortgage-related receivables, RMBS and asset-backed securities. Interest bearing liabilities include repurchase agreements and term debt.

Provision for Loan Losses

The decrease in the provision for loan losses in our Commercial Lending & Investment segment is the result of a change made to our loan loss reserve policy during the nine months ended September 30, 2005, the seasoning of our portfolio, overall economic conditions and other factors. This decrease is offset partially by increases in the provision for loan losses as a result of the growth in our commercial loan portfolio, an increase in the balance of impaired loans in the portfolio and additional allocated reserves recorded during the nine months ended September 30, 2006.

Other Income

In our Commercial Lending & Investment segment, other income was $22.2 million for the nine months ended September 30, 2006, an increase of $9.4 million, or 73%, from total other income for the nine months ended September 30, 2005. The increase in other income was primarily attributable to the receipt of a break-up fee of $4.5 million related to a prospective loan, a $2.4 million increase in income relating to our equity interests in certain non-consolidated entities, an increase of $2.0 million in gains related to the sale of loans, a $1.7 million increase on net gains on derivatives, a $1.5 million increase in fees arising from our HUD mortgage origination services, a $0.9 million increase in diligence deposits forfeited, a $0.7 million gain on the sale of property and $0.6 million in asset management fees received. These increases were partially offset by a $3.1 million decrease in third-party servicing fees and a $2.5 million loss incurred on the extinguishment of debt in connection with one of our direct real estate investments entered into during the nine months ended September 30, 2006.

In our Residential Mortgage Investment segment, other income consisted of a gain on the residential mortgage investment portfolio of $0.2 million for the nine months ended September 30, 2006. This gain was attributable to net realized and unrealized gains on related derivative instruments of $3.7 million, almost completely offset by net realized and unrealized losses on residential mortgage investments of $3.5 million. Included in unrealized gains on derivative instruments is the net of interest income and expense accruals related to certain of our derivatives.

Operating Expenses

The increase in consolidated operating expenses was primarily due to higher total employee compensation, which increased $29.2 million, or 40%. The higher employee compensation was attributable to an increase in employees to 552 as of September 30, 2006 from 473 as of September 30, 2005, as well as higher incentive compensation, including an increase in restricted stock awards and stock options granted. For the nine months ended September 30, 2006 and 2005, incentive compensation totaled $51.8 million and $36.8 million, respectively. Incentive compensation comprises annual bonuses, stock options and restricted stock awards, which generally have a three- to five-year vesting period. The remaining increase in operating expenses for the nine months ended September 30, 2006 was primarily attributable to an increase of $10.8 million in professional fees, an increase of $7.6 million in depreciation and amortization resulting from our direct real estate investments, an increase of $1.7 million in travel and entertainment expenses and an increase of $3.3 million in other general business expenses. Operating expenses in our Residential Mortgage Investment segment, which consist primarily of compensation and benefits, professional fees and other direct expenses, were $6.4 million for the nine months ended September 30, 2006.

In our Commercial Lending & Investment segment, operating expenses as a percentage of average total assets decreased slightly to 2.72% for the nine months ended September 30, 2006 from 2.73% for the nine months ended September 30, 2005. Our Commercial Lending & Investment segment’s efficiency ratio, which represents operating expenses as a percentage of net investment income and other income, increased to 32.19% for the nine months ended September 30, 2006 from 30.31% for the nine months ended September 30, 2005 primarily attributable to the increase in operating expenses described above.

Income Taxes

Our effective tax rate on our consolidated net income was 19.5% for the nine months ended September 30, 2006, reflecting our expected annual effective tax rate of 20.8%, which is impacted by a reduction in net deferred tax liabilities as a result of our planned REIT election. Our effective income tax rate for the nine months ended September 30, 2006 attributable to our TRSs was 39.2%. Our effective tax rate was 38.6% for the nine months ended September 30, 2005 and 38.8% for the year ended December 31, 2005.

Adjusted Earnings

Adjusted earnings, as previously defined, were $315.0 million, or $1.89 per diluted share, for the nine months ended September 30, 2006. A reconciliation of our reported net income to adjusted earnings for the nine months ended September 30, 2006 was as follows ($ in thousands, except per share data):

Net income	$218,936
Add:
Real estate depreciation (1)	6,205
Amortization of deferred financing fees	20,652
Non-cash equity compensation	24,993
Net unrealized loss on residential mortgage investment portfolio, including related derivatives (2)	4,113
Unrealized gain on derivatives and foreign currencies, net	(196)
Unrealized loss on investments, net	5,510
Provision for loan losses	51,133
Recoveries (3)	—
Less:
Charge offs (4)	11,276
Nonrecurring items (5)	4,725
Cumulative effect of accounting change, net of taxes	370

Adjusted earnings	$314,975

Net income per share:
Basic — as reported	$1.34
Diluted — as reported	$1.32
Average shares outstanding:
Basic — as reported	163,373,576
Diluted — as reported	166,028,844
Adjusted earnings per share:
Basic	$1.93
Diluted (6)	$1.89
Average shares outstanding:
Basic	163,373,576
Diluted (7)	168,300,536

(1)	Depreciation for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.
(2)	Includes adjustments to reflect the period change in fair value of RMBS and related derivative instruments.

(3)	Includes all recoveries on loans during the period.

(4)	To the extent we experience losses on loans for which we specifically provided a reserve prior to January 1, 2006, there will be no adjustment to earnings. All charge offs incremental to previously established allocated reserves will be deducted from net income.

(5)	Represents the write-off of a net deferred tax liability recorded in connection with our conversion to a REIT for the nine months ended September 30, 2006.

(6)	Adjusted to reflect the impact of adding back noncontrolling interests expense of $3.4 million to adjusted earnings due to the application of the if-converted method on non-managing member units, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share for all periods presented.

(7)	Adjusted to include average non-managing member units of 2,271,692, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Financial Condition

Commercial Lending & Investment Segment

Commercial Lending Portfolio Composition

Our total commercial loan portfolio reflected in the portfolio statistics below includes loans, loans held for sale and receivables under reverse-repurchase agreements. The composition of our commercial loan portfolio by loan type and by commercial lending business as of September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006		December 31, 2005
	($ in thousands)

Composition of loan portfolio by loan type:
First mortgage loans (1)	$2,556,621	35%	$1,970,709	33%
Senior secured asset-based loans (1)	2,438,577	33	2,022,123	34
Senior secured cash flow loans (1)	1,837,957	25	1,740,184	29
Mezzanine loans	516,614	7	254,727	4

Total	$7,349,769	100%	$5,987,743	100%

Composition of loan portfolio by lending business:
Structured Finance	$2,482,933	34%	$1,909,149	32%
Healthcare and Specialty Finance	2,902,425	39	2,281,419	38
Corporate Finance	1,964,411	27	1,797,175	30

Total	$7,349,769	100%	$5,987,743	100%

(1)	Includes Term B loans, which are loans that share a first priority lien on the client’s collateral with the lenders on the client’s senior loan, but that come after a senior secured loan in order of payment priority preference upon a borrower’s liquidation.

We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by commercial lending business as of September 30, 2006 were as follows:

				Average Loan
	Number	Average	Number of	Size per
	of Loans	Loan Size	Clients	Client
	($ in thousands)

Composition of loan portfolio by lending business:
Structured Finance	246	$10,093	211	$11,767
Healthcare and Specialty Finance	469	6,189	319	9,099
Corporate Finance	332	5,917	149	13,184

Overall loan portfolio	1,047	7,020	679	10,824

The scheduled maturities of our commercial loan portfolio by loan type as of September 30, 2006 were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Scheduled maturities by loan type:
First mortgage loans	$711,716	$1,657,190	$187,715	$2,556,621
Senior secured asset-based loans	302,555	2,133,204	2,818	2,438,577
Senior secured cash flow loans	235,088	1,528,282	74,587	1,837,957
Mezzanine loans	132,871	141,383	242,360	516,614

Total	$1,382,230	$5,460,059	$507,480	$7,349,769

The dollar amounts of all fixed-rate and adjustable-rate commercial loans by loan type as of September 30, 2006 were as follows:

	Adjustable	Fixed
	Rates	Rates	Total
	($ in thousands)

Composition of loan portfolio by loan type:
First mortgage loans	$2,240,448	$316,173	$2,556,621
Senior secured asset-based loans	2,404,625	33,952	2,438,577
Senior secured cash flow loans	1,820,612	17,345	1,837,957
Mezzanine loans	473,974	42,640	516,614

Total	$6,939,659	$410,110	$7,349,769

Percentage of total loan portfolio	94%	6%	100%

As of September 30, 2006, our Structured Finance, Healthcare and Specialty Finance and Corporate Finance businesses had commitments to lend up to an additional $1.2 billion, $2.0 billion and $0.5 billion, respectively, to 211, 319 and 149 existing clients, respectively. Throughout 2006, the mix of outstanding loans in our commercial loan portfolio has shifted to a greater percentage of first mortgage and asset-based loans, including complementary fixed rate and low leverage real estate products, which have become more attractive as a result of the REIT structure.

Credit Quality and Allowance for Loan Losses

As of September 30, 2006 and December 31, 2005, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	September 30,	December 31,
Commercial Loan Asset Classification	2006	2005
	($ in thousands)

Loans 60 or more days contractually delinquent	$61,965	$41,785
Non-accrual loans (1)	175,846	137,446
Impaired loans (2)	266,816	199,257
Less: loans in multiple categories	(222,764)	(175,070)

Total	$281,863	$203,418

Total as a percentage of total loans	3.83%	3.40%

(1)	Includes commercial loans with an aggregate principal balance of $46.9 million and $37.6 million as of September 30, 2006 and December 31, 2005, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	Includes commercial loans with an aggregate principal balance of $46.9 million and $37.6 million as of September 30, 2006 and December 31, 2005, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $175.8 million and $137.4 million as of September 30, 2006 and December 31, 2005, respectively, which were also classified as loans on non-accrual status.

Reflective of principles established in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement, including scheduled principal and interest payments. Impaired loans include loans for which we expect to have a credit loss and other loans that we have assessed as impaired, but for which we ultimately expect to collect all payments.

For the nine months ended September 30, 2006, we classified commercial loans with an aggregate carrying value of $177.4 million as of September 30, 2006 as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of September 30, 2006, commercial loans with an aggregate carrying value of $196.8 million were classified as troubled debt restructurings. These loans were also classified as impaired loans since, under SFAS No. 114, loans classified as troubled debt restructurings are also classified as impaired loans. Generally these loans are assessed as impaired for a period of at least one year following the restructuring. The allocated reserve for loans classified as troubled debt restructurings was $25.6 million as of September 30, 2006. For the year ended December 31, 2005, loans with an aggregate carrying value of $73.7 million as of December 31, 2005 were classified as troubled debt restructurings. The allocated reserve for loans classified as troubled debt restructurings was $13.6 million as of December 31, 2005.

Middle market lending involves credit risks which we believe will result in further credit losses in our portfolio. We have provided an allowance for loan losses to cover estimated losses inherent in our commercial loan portfolio. Our allowance for loan losses was $102.7 million and $87.4 million as of September 30, 2006 and December 31, 2005, respectively. These amounts equate to 1.40% and 1.46% of gross loans as of September 30, 2006 and December 31, 2005, respectively. This decrease is primarily due to additional charge offs recorded during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of our total allowance for loan losses as of September 30, 2006 and December 31, 2005, $34.9 million and $33.1 million, respectively, were allocated to impaired loans. During the nine months ended September 30, 2006 and 2005, we charged off loans totaling $35.4 million and $11.5 million, respectively. Net charge offs as a percentage of average loans were 0.69% and 0.32%, on an annualized basis, for the nine months ended September 30, 2006 and 2005, respectively.

Direct Real Estate Investments

During 2006, we began acquiring real estate for investment purposes. These real estate investments are generally structured as sale-leaseback transactions, in which we purchase a client’s real property and simultaneously triple-net lease it back to the client through the execution of a long term lease. We had $265.1 million in direct real estate assets as of September 30, 2006, which consisted of land, buildings and furniture.

On August 22, 2006, we entered into a definitive agreement to purchase 17 long-term care facilities for $145.0 million. The closing of this transaction is expected to occur in the next 120 days and is subject to certain customary conditions.

Investments

We acquire equity interests, typically in connection with a loan to a client. These investments include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments. In the past, we have also invested in debt securities, the majority of which were sold during the nine months ended September 30, 2006.

As of September 30, 2006 and December 31, 2005, the carrying value of our investments in our Commercial Lending & Investment segment was $137.1 million and $126.4 million, respectively. As of September 30, 2006 and December 31, 2005, our investments carried at fair value totaled $36.3 million and $60.7 million, respectively, including investments of $8.2 million and $10.3 million, respectively, with increases and decreases in fair value recorded in other income (expense) in our accompanying consolidated statements of income.

Residential Mortgage Investment Segment

Portfolio Composition

We invest directly in residential mortgage investments that qualify as REIT eligible assets. As of September 30, 2006, our portfolio of residential mortgage investments consisted of $3.4 billion in RMBS, $2.3 billion in adjustable rate residential prime mortgage loans recorded as mortgage-related receivables on our consolidated balance sheet and $33.7 million in residential asset-backed securities recorded as investments on our consolidated balance sheet. As of December 31, 2005, our portfolio consisted of $2.3 billion in residential mortgage-backed securities, the majority of which was recorded net as derivatives.

We define RMBS to include mortgage-backed securities that are rated AAA by Standard & Poor’s or Moody’s Investors Service, as well as mortgage-backed securities whose payments of principal and interest are guaranteed by the Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac. As of September 30, 2006, our portfolio of RMBS comprised 1-year adjustable-rate and hybrid adjustable-rate RMBS with varying fixed period terms issued and guaranteed by Fannie Mae or Freddie Mac. The coupons on the loans underlying these securities are fixed until the initial reset date and then reset annually thereafter. The weighted average net coupon of RMBS in our portfolio was 4.77% as of September 30, 2006 and the weighted average reset date for the portfolio was approximately 46 months. As of September 30, 2006, all of our RMBS were classified as trading securities on our consolidated balance sheet and recorded at their estimated fair value of $3.4 billion. See Note 5, Residential Mortgage-Backed Securities and Certain Derivative Instruments, for a discussion of the accounting treatment of our RMBS and related repurchase agreements as of December 31, 2005.

As of September 30, 2006, we had $2.3 billion in mortgage-related receivables that, as further discussed in Note 2, Summary of Significant Accounting Policies, were secured by prime residential mortgage loans. As of September 30, 2006, the weighted average interest rate on such receivables was 5.38%, and the weighted average contractual maturity was approximately 29 years.

Credit Quality and Allowance for Loan Losses

We recorded a provision for loan losses of $0.3 million related to our mortgage-related receivables during the nine months ended September 30, 2006 and the allowance for loan losses was $0.3 million as of September 30, 2006.

Financing

We have financed our investments in RMBS and asset-backed securities primarily through repurchase agreements. As of September 30, 2006 and December 31, 2005, our outstanding repurchase agreements totaled $3.3 billion and $2.2 billion, respectively. As of September 30, 2006, repurchase agreements that we executed had maturities of between 2 and 38 days and a weighted average borrowing rate of 5.30%. Our investments in residential mortgage-related receivables were financed primarily through term debt issued in two owner trust securitizations. As of September 30, 2006, the total outstanding balance of this term debt was $2.3 billion. The interest rates on all classes of the notes within each securitization are fixed until the initial reset date and then reset annually thereafter, with a weighted average interest rate of 4.96% as of September 30, 2006. The notes within each securitization are expected to mature at various dates through 2036.

The interest rates on our repurchase agreements, term debt securitizations and other financings may change at different times and in different magnitudes than the interest rates earned on our residential mortgage investments. See Market Risk Management below for a discussion of our interest rate risk management program related to our residential mortgage investment portfolio.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, which include funding our existing commercial loan and investment commitments, acquiring residential mortgage investments, and ongoing commitments to repaying borrowings, paying dividends and for other general business purposes. Our primary sources of funds for liquidity consist of cash flows from operations, borrowings under our existing and future repurchase agreements, credit facilities and term debt securitizations, proceeds from issuances of common equity and other sources. We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

As of September 30, 2006, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $617.6 million. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund unfunded commitments generally is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. Provided our clients’ additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

As a result of our decision to elect to be taxed as a REIT, we may continue to acquire additional residential mortgage investments. As discussed below, we have funded and expect to continue to fund these purchases primarily through repurchase agreements and term debt transactions using leverage consistent with industry standards for these assets.

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

Cash and Cash Equivalents

As of September 30, 2006 and December 31, 2005, we had $651.1 million and $323.9 million, respectively, in cash and cash equivalents. The increase in cash as of September 30, 2006 was primarily due to cash received just prior to quarter-end including net proceeds from the $1.5 billion term debt securitization and loan collections and prepayments. We invest cash on hand in short-term liquid investments, where permitted, that qualify as cash equivalents. We generally fund new loan originations and growth in revolving loan balances using advances under our credit facilities.

For the nine months ended September 30, 2006, we used cash from operations of $55.9 million. For the nine months ended September 30, 2005, we generated cash flow from operations of $72.5 million. During the nine months ended September 30, 2006, we purchased RMBS which are required to be included in cash used in operations in the accompanying consolidated statements of cash flows as these securities are classified as trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  We financed these purchases of RMBS primarily through repurchase agreements which are included in cash from financing activities in the accompanying consolidated statements of cash flows and as described below. In addition, we purchased loans held for sale during the nine months ended September 30, 2006 that also are required to be included in cash used in operations.

Proceeds from our equity offerings, borrowings on our repurchase agreements and credit facilities, the issuance of asset-backed notes in our term debt transactions and the issuance of convertible debt and subordinated debt provide cash from financing activities. For the nine months ended September 30, 2006 and 2005, we generated cash flow from financing activities of $4.3 billion and $0.9 billion, respectively.

Investing activities primarily relate to purchases of residential mortgage investments and loan origination. For the nine months ended September 30, 2006 and 2005, we used cash in investing activities of $3.9 billion and $1.1 billion, respectively.

We had $362.9 million and $284.8 million of restricted cash as of September 30, 2006 and December 31, 2005, respectively. The restricted cash represents principal and interest collections on loans collateralizing our term debt, interest collections on loans pledged to our credit facilities and other items such as client holdbacks and escrows. Principal repayments, interest rate swap payments, interest payable and servicing fees are deducted from the monthly principal and interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Borrowings

As of September 30, 2006 and December 31, 2005, we had outstanding borrowings totaling $12.3 billion and $5.4 billion, respectively. Borrowings under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt have supported our growth. For a detailed discussion of our borrowings, see Note 9, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2006.

Our overall debt strategy emphasizes diverse sources of financing including both secured and unsecured financings. As of September 30, 2006, approximately 89% of our debt was collateralized by our loans and residential mortgage investments and 11% was unsecured. We intend to increase our percentage of unsecured debt over time through both unsecured credit facilities and unsecured term debt. Fitch Ratings issued an investment grade rating to our senior unsecured debt during 2005. As we continue to grow, we expect to obtain investment grade ratings from other rating agencies and to improve these ratings over time. As our ratings improve, we should be able to issue more unsecured debt relative to the amount of our secured debt. In any case, we intend to maintain prudent levels of leverage and currently expect our debt to equity ratio on our commercial lending portfolio to remain below 5x.

Repurchase Agreements

We did not enter into any new master repurchase agreements during the three months ended September 30, 2006. However, we did borrow under our existing repurchase agreements with various financial institutions to finance purchases of RMBS and asset-backed securities during the quarter. RMBS, asset-backed securities and cash collateralize our repurchase agreements as of September 30, 2006.

Substantially all of our repurchase agreements and related derivative instruments require us to deposit additional collateral if interest rates change or the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings. We believe we have designed a policy to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under our repurchase agreements of interest rate movements and changes in the market value of our RMBS collateralizing the repurchase agreements. However, a major disruption of the repurchase or other market that we rely on for short-term borrowings would have a material adverse effect on us unless we were able to arrange alternative sources of financing on comparable terms.

Credit Facilities

During the three months ended September 30, 2006, we increased our committed credit facility capacity by $393.8 million to $5.2 billion. This net increase in capacity primarily resulted from an increase in the maximum facility amount of three of our existing secured credit facilities, partially offset by the termination of one of our secured credit facilities. We currently have seven credit facilities, six of which were secured and one of which was unsecured, with a total of 20 financial institutions that we primarily use to fund our loans on a daily basis. To date, many loans have been held, or warehoused, in our secured credit facilities until we complete a term debt securitization transaction in which we securitize a pool of loans from these facilities. We primarily use the proceeds from our term debt transactions to pay down our credit facilities, which results in increased capacity to redraw on them as needed. As of September 30, 2006, one of our credit facilities, with a total capacity of $0.9 billion, is scheduled to mature within one year and is not subject to renewal. The amount outstanding under this facility was $286.2 million as of September 30, 2006. Our other six credit facilities, with a total capacity of $4.3 billion, have scheduled maturity dates between one and three years, of which $3.4 billion is subject to annual renewal.

Term Debt

In 2006, we completed a $1.5 billion term debt securitization that includes a three-year replenishment period allowing us, subject to certain restrictions, to reinvest principal payments into new loan collateral. The transaction covers the sale of $1.3 billion of floating-rate asset-backed notes which are backed by a $1.5 billion diversified pool of senior and subordinated commercial loans from our portfolio. The value of the offered notes represents 88.5% of the value of the collateral pool, and we retained an 11.5% interest in the collateral pool. The blended pricing for the offered notes (excluding fees) was one month LIBOR plus 39.4 basis points. We primarily used the proceeds from this offering to repay outstanding indebtedness under certain of our credit facilities.

In October 2006, we sold $20.0 million of the floating-rate asset-backed notes initially retained, increasing the total value of the notes sold to 89.8% of the value of the collateral pool.

Subordinated Debt

In September 2006, we issued $51.6 million in subordinated debt to a newly formed statutory trust, which issued an aggregate of $50.0 million of preferred securities to outside investors. We retained $1.6 million of the trust’s common securities. The subordinated debt has terms substantially identical to those of the preferred securities issued by the trust. The subordinated debt is callable in whole or in part at par at any time after October 30, 2011 and matures on October 30, 2036. The subordinated debt is unsecured and subordinate and junior in right of payment to all of our other indebtedness, other than the pari passu junior subordinated debt issued in our previous subordinated debt transactions.

In September 2006, we also issued €25.8 million in subordinated debt to a newly formed statutory trust, which issued an aggregate of €25.0 million of preferred securities to outside investors. We retained €0.8 million of the trust’s common securities. The subordinated debt is callable in whole or in part at par at any time after October 30, 2011 and matures on October 30, 2036. In accordance with SFAS No. 52, Foreign Currency Translation, this junior subordinated debt is translated in the accompanying consolidated financial statements into United States dollars at an approximate market exchange rate prevailing as of the date of the financial statements. As of September 30, 2006, $32.7 million of this junior subordinated debt was outstanding. The subordinated debt is unsecured and subordinate and junior in right of payment to our other indebtedness, other than the pari passu junior subordinated debt issued in our previous subordinated debt transactions.

Debt Covenant Compliance

CapitalSource Finance LLC, one of our wholly owned indirect subsidiaries, services loans collateralizing our secured credit facilities and term debt and is required to meet various financial and non-financial covenants. Failure to meet the covenants could result in the servicing being transferred to another servicer. The notes under the trusts established in connection with our term debt include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates. We, and certain of our other wholly owned subsidiaries, also have certain financial and non-financial covenants related to our unsecured credit facility, subordinated debt and our other debt financings. As of September 30, 2006, we believe we were in compliance with all of our covenants.

Equity

In March 2006, we began offering a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the nine months ended September 30, 2006, we received proceeds of $94.7 million related to the purchase of 4.1 million shares of our common stock pursuant to the DRIP. In addition, we received proceeds of $9.0 million related to cash dividends reinvested for 0.4 million shares of our common stock during the nine months ended September 30, 2006.

Off-Balance Sheet Transactions

For a detailed discussion of our off-balance sheet transactions, see Note 18, Credit Risk, of our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2006.

Funding-Related Commitments

We are subject to off-balance sheet risk in the normal course of business primarily from non-binding commitments to extend credit. As of September 30, 2006 and December 31, 2005, we had unfunded commitments to extend credit to our clients of $3.7 billion and $3.2 billion, respectively. As of September 30, 2006 and December 31, 2005, we had issued $235.3 million and $166.8 million, respectively, in letters of credit which expire at various dates over the next seven years. These letters of credit may have the effect of creating, increasing or accelerating our borrowings. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments we hold.

Guarantee to Special Purpose Entity

We have provided a limited financial guarantee to a third party warehouse lender, which finances the purchase of commercial loans by a special purpose entity (“SPE”). Under this guaranty, we have agreed to assume a portion of net losses realized in connection with loans held by the SPE up to a specified loss limit. This guarantee is due to expire in September 2007, or earlier, to the extent that any of the following occur prior to the guarantee’s scheduled expiry: the warehouse facility is refinanced; there is an event of default under the warehouse facility; or a determination is made that the planned issuance of securities of the SPE in a collateralized debt obligation transaction will not be consummated. We also perform certain advisory services in connection with the acquisition of these loans. As of September 30, 2006, the face amount of loans subject to the guarantee was $11.0 million. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46(R)”), we determined that we are not required to recognize the assets and liabilities of this SPE for financial statement purposes as of September 30, 2006.

Market Risk Management

Market risk is the risk that the values of our assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rates. The primary market risk to which we are exposed is interest rate risk, which is inherent in the financial instruments associated with our operations, primarily including our loans, residential mortgage investments and borrowings. For a detailed discussion of our derivatives, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments, of our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K.

Commercial Lending & Investment Segment

Interest rate risk in our commercial lending portfolio refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including 30-day LIBOR and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our commercial loan portfolio bears interest at a spread to the prime rate with almost all of our other loans bearing interest at a spread to 30-day LIBOR or at a fixed rate. The majority of our borrowings bear interest at a spread to 30-day LIBOR or commercial paper rates, with the remainder bearing interest at a fixed rate. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below.

The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to our commercial lending portfolio as of September 30, 2006 were as follows:

Estimated (Decrease)
Increase in
Net Interest Income
Rate Change (Basis Points)	Over 12 Months
($ in thousands)

–100	$(14,664)
–50	(7,854)
+50	8,658
+100	17,235

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed a 75% advance rate on our variable rate borrowings.

Approximately 49% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of September 30, 2006. The loans with interest rate floors as of September 30, 2006 were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Exceeding the interest rate floor	$3,581,723	49%
At the interest rate floor	8,664	—
Below the interest rate floor	37,537	—
Loans with no interest rate floor	3,721,845	51

Total	$7,349,769	100%

Hedging Activities

We use interest rate swaps to economically hedge the risk of changes in fair value of certain fixed rate loans. We also enter into additional basis swap agreements to economically hedge basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These interest rate swaps modify our exposure to interest rate risk by synthetically converting fixed rate and prime rate loans to 30-day LIBOR. Additionally, we use interest rate caps to economically hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the 30-day LIBOR-based term debt. The fair value of these interest rate swaps and basis swaps was $(0.9) million and $(0.1) million as of September 30, 2006 and December 31, 2005, respectively. The fair value of the interest rate caps was $0.1 million as of September 30, 2006 and December 31, 2005, respectively.

We also use interest rate swaps to hedge the variability of cash flows in interest payments for subordinated debt underlying certain of our securities issuances. The fair value of this interest rate swap was $0.9 million and $0.2 million as of September 30, 2006 and December 31, 2005, respectively.

We also use interest rate swaps to economically hedge changes in the fair value of certain of our fixed rate loans, which are not pledged to our term debt, and fixed rate investments. The fair value of these interest rate swaps was $0.4 million and $0.7 million as of September 30, 2006 and December 31 2005, respectively.

We have also entered into forward exchange contracts to economically hedge anticipated loan syndications and foreign currency-denominated loans we originate against foreign currency fluctuations. These forward exchange contracts provide for a fixed exchange rate which has the effect of locking in the anticipated cash flows to be received from the loan syndication and the foreign currency-denominated loans. The fair value of these forward exchange contracts was $0.4 million as of September 30, 2006.

Residential Mortgage Investment Segment

We are exposed to changes in interest rates in our residential mortgage investment portfolio and related financings based on changes in the level and shape of the yield curve, volatility of interest rates and mortgage prepayments. Changes in interest rates are a significant risk to our residential mortgage investment portfolio. As interest rates increase, the market value of residential mortgage investments may decline while financing costs could rise, to the extent not mitigated by derivative positions intended to economically hedge such exposures. Conversely, if interest rates decrease, the market value of residential mortgage investments may increase while financing costs could decline, also to the extent financing is at variable rates and is not mitigated by derivative positions intended to economically hedge such exposures. In addition, changes in the interest rate environment may affect mortgage prepayment rates. For example, in a rising interest rate environment, mortgage prepayment rates may decrease, thereby extending the duration of our investments. The majority of our residential mortgage investments have a fixed interest rate for a certain period of time followed by an adjustable rate period in which the adjustments are subject to annual and lifetime caps. We have term debt financing through debt obligations secured by residential mortgage loans that have a similar initial fixed period followed by an adjustable period. Related repurchase agreements are indexed to a short-term interest rate market index such as LIBOR.

The estimated changes in fair value based on changes in interest rates applied to our residential mortgage investment portfolio as of September 30, 2006 were as follows:

	Estimated Decrease	Percentage of Total
Rate Change (Basis Points)	in Fair Value	Segment Assets
	($ in thousands)

–100	$(7,162)	(0.12)%
–50	(1,032)	(0.02)
+50	(1,443)	(0.02)
+100	(5,601)	(0.10)

For the purposes of the above analysis, our residential mortgage investment portfolio includes all of our investments in residential mortgage-related receivables, RMBS, term debt and related derivatives as of September 30, 2006.

Hedging Activities

In connection with our residential mortgage investments and related financings, we follow a risk management program designed to mitigate the risk of changes in fair value of our residential mortgage investments due to shifts in interest rates. Specifically, we seek to eliminate the effective duration gap associated with our assets and liabilities. To accomplish this objective, we use a variety of derivative instruments such as interest rate swaps, interest rate caps, swaptions and Euro dollar futures contracts. These derivative transactions convert the short-term financing of our repurchase agreements to term financing matched to the expected duration of our residential mortgage investments. The fair value of derivative instruments used by our Residential Mortgage Investment segment was $(23.0) million and $2.3 million as of September 30, 2006 and December 31, 2005, respectively.

To the extent necessary and based on established risk criteria, we will adjust the mix of financing and hedges as market conditions and asset performance evolves to maintain a close alignment between our assets and our liabilities. In addition, we have contracted with an external investment advisor, BlackRock Financial Management, Inc., to provide analytical, risk management and other advisory services in connection with interest rate risk management on this portfolio.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of critical accounting policies, many of which require management to make estimates and assumptions. Except as discussed below, our critical accounting policies are described in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 8, 2006. The following are new critical accounting policies during the nine months ended September 30, 2006.

Interest Income on Mortgage-Related Receivables and Mortgage-Backed Securities

Interest income from our mortgage-related receivables and RMBS is accrued into earnings based upon the contractual terms of such investments. Where appropriate, carrying value adjustments, including purchase premiums and discounts of such investments are amortized into interest income using the interest method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS No. 91”). To the extent applicable, the provisions of Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Assets, as well as the American Institute of Certified Public Accountants’ Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, are also considered for purposes of facilitating interest income recognition on certain of these investments.

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

Mortgage-Related Receivables and Related Owner Trust Securitizations

We purchased beneficial interests in SPEs that acquired and securitized pools of residential mortgage loans. In accordance with the provisions of FIN 46(R), we determined that we were the primary beneficiary of these SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. We determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of such receivables, on our accompanying consolidated balance sheet as of September 30, 2006. Such mortgage-related receivables maintain all of the economic attributes of the underlying mortgage loans legally held in trust by such SPEs and, as a result of our interest in such SPEs, we maintain all of the economic benefits and related risks of ownership of underlying mortgage loans.

Our investments in mortgage-related receivables are recorded at amortized cost. Purchase premiums and discounts that relate to such receivables are amortized into interest income over the estimated lives of such assets in accordance with the interest method of SFAS No. 91. We also amortize into interest expense recognized discounts and other deferred items relating to the debt obligations of the SPEs over their estimated lives using the interest method.

Income Taxes

We intend to elect to be taxed as a REIT under the Code commencing with our taxable year ending December 31, 2006. Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. We will continue to be subject to corporate-level tax on the earnings we derive from our TRSs. If we fail to qualify as a

REIT in any taxable year, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We will still be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

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

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section. There have been no material changes to our exposures to those market risks since December 31, 2005. In addition, for a detailed discussion of our derivatives and off-balance sheet financial instruments, see Note 17, Derivatives and Off-Balance Sheet Financial Instruments, in our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

See the discussion of our risk factors in the Risk Factors section of our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2006 was as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased (1)	per Share	or Programs	Under the Plans

July 1 — July 31, 2006	3,546	$23.66	—	—
August 1 — August 31, 2006	14,990	23.30	—	—
September 1 — September 30, 2006	8,054	24.09	—	—

Total	26,590	$23.59

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: November 8, 2006

/s/  JOHN K. DELANEY
John K. Delaney
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2006

/s/  THOMAS A. FINK
Thomas A. Fink
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2006

/s/  DAVID C. BJARNASON
David C. Bjarnason
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No		Description

3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated May 3, 2006).
3.2		Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.1		Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference Exhibit 3 to the registrant’s Registration Statement on Form 8-A/A dated May 22, 2006).
4.3		Indenture dated as of October 30, 2002, by and between CapitalSource Commercial Loan Trust 2002-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.4		Indenture dated as of April 17, 2003, by and between CapitalSource Commercial Loan Trust 2003-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.5		Indenture dated as of September 17, 2003, between CapitalSource Funding II Trust and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.6		Indenture dated as of November 25, 2003, by and between CapitalSource Commercial Loan Trust 2003-2, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002)).
4.7		Indenture dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of Senior Convertible Debenture Due 2034 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4	.7.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118744)).
4.8		Indenture dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
4.9		Indenture dated as of October 28, 2004, by and between CapitalSource Commercial Loan Trust 2004-2, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 28, 2004).
4.10		Indenture dated as of July 7, 2004, by and among CapitalSource Inc., as Issuer, U.S. Bank National Association, as Trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors, including form of 3.5% Senior Convertible Debenture Due 2034 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).
4	.10.1	First Supplemental Indenture dated as of October 18, 2004, by and among the registrant, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1.1 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738)).
4.11		Indenture dated as of April 14, 2005, by and between CapitalSource Commercial Loan Trust 2005-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 20, 2005).

Exhibit
No	Description

4.12	Junior Subordinated Indenture, dated as of November 21, 2005, among CapitalSource Finance LLC, as Issuer, CapitalSource Inc., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
4.13	Junior Subordinated Indenture, dated as of December 14, 2005, among CapitalSource Finance LLC, CapitalSource Inc. and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
4.14	Indenture dated as of April 11, 2006, by and between CapitalSource Commercial Loan Trust 2006-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 17, 2006).
4.15	Junior Subordinated Indenture, dated as of February 22, 2006, among CapitalSource Finance LLC, as Issuer, CapitalSource Inc., as Guarantor, and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
4.16	Indenture dated as of September 28, 2006, by and among CapitalSource Commercial Loan Trust 2006-2, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 4, 2006).
10.65	Amended and Restated Sale and Servicing Agreement, dated as of July 28, 2006, among CSE QRS Funding II LLC, as Seller, CSE Mortgage LLC, as Originator and Servicer, Citigroup Global Markets Realty Corp., as Administrative Agent and as Citigroup Agent, Wells Fargo Bank, National Association, as Backup Servicer and Collateral Custodian, MICA Funding, LLC as a Purchaser and Swiss Re Financial Products Corporation as Mica’s Purchaser Agent (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated August 3, 2006).
10.66	Sale and Servicing Agreement, dated as of September 28, 2006, by and among CapitalSource Commercial Loan Trust 2006-2, as the Issuer, CapitalSource Commercial Loan LLC, 2006-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 4, 2006).
12.1	Ratio of Earnings to Fixed Charges.†
31.1	Rule 13a — 14(a) Certification of Chairman and Chief Executive Officer.†
31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.†
32	Section 1350 Certifications.†

†	Filed herewith.