Form 10-K
period 2006-12-31
CAPITALSOURCE INC
filed 2007-03-01
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

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

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2006 was approximately $2,437,531,000.

As of February 15, 2007, the number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding was 183,822,181.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CapitalSource Inc.’s Proxy Statement for the 2007 annual meeting of shareholders, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including the footnotes to our audited consolidated financial statements included herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. Our ability to predict results or the mutual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. All statements regarding our expected financial position, business and financing plans are forward-looking statements. All forward-looking statements speak only to events as of the date on which the statements are made. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K, including that set forth under Item 1A, Risk Factors.

ITEM 1.	BUSINESS

Overview

We are a commercial lending, investment and asset management company focused on the middle market. We operate as a real estate investment trust (“REIT”) and provide senior and subordinated commercial loans, invest in real estate, engage in asset management and servicing activities, and invest in residential mortgage assets. We expect to formally make an election to REIT status for 2006 when we file our tax return for the year ended December 31, 2006.

On January 1, 2006, we began operating as two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment includes our commercial lending and investment business, and our Residential Mortgage Investment segment includes all of our activities related to our residential mortgage investments. For financial information about our segments, see Note 24, Segment Data, in our audited consolidated financial statements for the year ended December 31, 2006.

Through our commercial lending and investment activities, our primary goal is to be the leading provider of financing to middle market businesses that require customized and sophisticated financing. We provide a wide range of financial products that we negotiate and structure on a client-specific basis through direct interaction with the owners and senior managers of our clients. We also originate and participate in broadly syndicated debt financings for larger businesses. We seek to add value to our clients’ businesses by providing tailored financing that meets their specific business needs and objectives.

The financing needs of our clients are often specific to their particular business or situation. We believe we can most successfully meet these needs and manage risk through industry or sector expertise and flexibility in structuring financings. We offer a range of senior and subordinate mortgage loans, real estate lease financing, asset-based loans, cash flow loans, and equity investments to our clients. Because we believe specialized industry and/or sector knowledge is important to successfully serve our client base, we originate, underwrite and manage our financings through three focused commercial financing businesses organized around our areas of expertise. Focusing our efforts in these specific sectors, industries and markets allows us to rapidly design and implement products that satisfy the special financing needs of our clients. During 2006, we also began to make direct real estate investments and provide real estate lease financing to certain clients.

Our commercial finance and investment businesses are:

•	Healthcare and Specialty Finance, which generally provides first mortgage loans, asset-based revolving lines of credit, real estate lease financing and other cash flow loans to healthcare businesses and a broad range of other companies;

•	Structured Finance, which generally engages in commercial and residential real estate finance and also provides asset-based lending to finance companies; and

•	Corporate Finance, which generally provides senior and subordinate loans through direct origination and participation in widely syndicated loan transactions.

As of December 31, 2006, we had 1,072 loans outstanding under which we had funded an aggregate of $7.9 billion and committed to lend up to an additional $4.1 billion to our clients. Although we make loans as large as $400.0 million, our average commercial loan size was $7.3 million as of December 31, 2006, and our average loan exposure by client was $11.3 million as of December 31, 2006. Our commercial loans generally have a maturity of two to five years with a weighted average maturity of 3.23 years as of December 31, 2006. Substantially all of our commercial loans require monthly interest payments at variable rates and, in many cases, our commercial loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients. As of December 31, 2006, our geographically diverse client base consisted of 692 clients with headquarters in 47 states, the District of Columbia, Puerto Rico, and select international locations, primarily in Canada and the United Kingdom.

To optimize our REIT structure, we invest in certain residential mortgage assets. As of December 31, 2006, the balance of our residential mortgage investment portfolio was $5.8 billion, which included investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”).

Developments during Fiscal Year 2006

During 2006, we diversified our business to include real estate lease financing products and asset management services. We also continued to enhance our existing product and service offerings by improving our syndication capabilities and by participating in an increased number of syndicated loan transactions. In addition, we broadened our client base and the markets we serve by opening our first international office located in London.

During 2006, we began acquiring real estate for long-term investment purposes, all of which involved healthcare properties. All of these facilities are leased to clients through the execution of long-term, triple-net operating leases. We had $722.3 million in direct real estate assets as of December 31, 2006, which consisted primarily of land and buildings. We view these transactions as long-term financings for the seller/tenant of these facilities for which we receive rent, which generally escalates per terms set forth in the lease, and a real estate investment that may increase in value over time.

During 2006, we grew our asset management business. We completed our first collateralized loan obligation (“CLO”) issuance comprising a portfolio of originated and acquired cash flow loans. We also opened warehouse facilities for two additional CLOs that we intend to close over the next 12 months. In addition to our CLO business, we are party to a joint venture to acquire distressed and other types of debt investments. As with our CLOs, we are the asset manager for this joint venture and receive a fee for managing the assets owned by the joint venture. We view these and other potential asset management businesses as complementary opportunities for us to leverage our commercial finance expertise into managing financial assets owned by third parties. We intend to further build out our asset management businesses by focusing on additional product types, which, for example, may include managing subordinated debt and equity investments for others.

During 2006, we enhanced our syndication capabilities and increased our participation in syndicated loan transactions. Our syndication strategy for loans we originate allows us to limit our exposure to larger loans and typically results in greater fee income relative to our loan exposure than we receive for originating and holding the entire loan. As of December 31, 2006, we had syndicated $1.6 billion of loans in addition to the $7.9 billion of commercial loans held in our portfolio. Our enhanced syndication capabilities also provide us with opportunities to selectively purchase portions of loans originated by other lenders. By participating in these syndicated loans we are able to increase our loan portfolio without incurring the higher costs we incur for directly originating loans. As of December 31, 2006, approximately 10% of the $7.9 billion aggregate outstanding balance of our commercial loan portfolio comprised loans for which we are not the agent.

Loan Products, Service Offerings and Investments

Commercial Lending & Investment Segment

The types of loan products and services offered by each of our commercial finance businesses share common characteristics, and we generally underwrite the same types of loans across our three commercial finance businesses using similar criteria. When opportunities arise, we may offer a combination of products to a particular client. This single source approach often allows us to close transactions faster than our competitors by eliminating the need for complicated and time-consuming intercreditor negotiations. Our primary commercial loan products, services and investments are as follows:

•	Senior Secured Asset-Based Loans. Asset-based loans are collateralized by specified assets of the client, generally the client’s accounts receivable and/or inventory. A loan is a “senior” loan when we have a first priority lien in the collateral securing the loan.

•	First Mortgage Loans. We make term loans secured by first mortgages. We make mortgage loans to clients including owners and operators of senior housing and skilled nursing facilities; owners and operators of office, industrial, hospitality, multi-family and residential properties; resort and residential developers; hospitals and companies backed by private equity firms that frequently take out mortgages in connection with buyout transactions.

•	Senior Secured Cash Flow Loans. Cash flow loans are made based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. Our senior cash flow term loans generally are secured by a security interest in all or substantially all of a client’s assets. In some cases, the equity owners of a client pledge their stock in the client to us.

•	Direct Real Estate Investments. During 2006, we began acquiring real estate for long-term investment purposes. These real estate investments are generally leased to clients through the execution of long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment, subject to annual escalation, and all facility operating expenses, as well as make capital improvements. Our acquisition of these direct real estate investments are sometimes structured as sale-leaseback transactions, in which we purchase the clients’ real estate and simultaneously lease it back to them through the execution of a long-term, triple-net operating lease.

•	Term B, Second Lien and Mezzanine Loans. We make Term B, second lien and mezzanine loans. A Term B loan is a loan that shares a first priority lien in a client’s collateral with the lenders on a client’s senior loan but that comes after senior secured term loans in order of payment preference upon a borrower’s liquidation, and accordingly, generally involves greater risk of loss than a senior secured loan. Term B loans are senior loans and, therefore, are included with senior secured loans in our portfolio statistics. A second lien loan is a loan that has a lien on the client’s collateral that is junior in order of priority and also comes after the senior loans in order of payment. We also make mezzanine loans that may be either cash flow or real estate based loans. A mezzanine loan is a loan that does not share in the same collateral package as the client’s senior loans, may have no security interest in any of the client’s assets and comes after senior loans in order of payment preference. A mezzanine loan generally involves greater risk of loss than a senior loan.

•	Equity Investments. We commonly acquire equity in a borrower at the same time and on substantially the same terms as the private equity sponsor that is investing in the borrower with our loan proceeds. These equity investments generally represent less than 5% of a borrower’s equity. We do not agree to any interest rate or other lending concessions in the loans we make to these borrowers in return for the opportunity to make these investments.

•	HUD Mortgage Originations. As a strategic supplement to our real estate lending business, we also act as an agent for the United States Department of Housing and Urban Development, or HUD, for the origination of federally insured mortgage loans through the Federal Housing Authority, or FHA. Because we are a fully approved FHA Title II mortgagee, we have the ability to originate, underwrite, fund and service mortgage loans insured by the FHA. FHA is a branch of HUD which works through approved lending institutions to provide federal mortgage and loan insurance for housing and healthcare facilities.

Residential Mortgage Investment Segment

•	Residential Mortgage-Backed Securities. We invest in RMBS, which are securities collateralized by residential mortgage loans. These securities include mortgage-backed securities whose payments of principal and interest are guaranteed by the Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac (hereinafter, “Agency MBS”). We also invest in RMBS issued by non-government-sponsored entities that are credit-enhanced through the use of subordination or in other ways that are inherent in a corresponding securitization transaction (hereinafter, “Non-Agency MBS”). Substantially all of our Agency and Non-Agency MBS are collateralized by adjustable rate mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying audited consolidated balance sheets. We generally account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying audited consolidated balance sheets.

•	Mortgage-Related Receivables. During 2006, we purchased beneficial interests in special purpose entities (“SPEs”) that acquired and securitized pools of residential mortgage loans. We determined that we were the primary beneficiary of these SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. We also determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by the underlying mortgage loans. As a result, through consolidation, we recognized on our accompanying audited consolidated balance sheet mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of such receivables. Such mortgage-related receivables maintain all of the economic attributes of the underlying mortgage loans legally held in trust by such SPEs and, as a result of our interest in such SPEs, we maintain all of the economic benefits and related risks of ownership of the underlying mortgage loans.

As of December 31, 2006, our portfolio of loan products, service offerings and investments by type was as follows (percentages by gross carrying values):

Loan Products, Service Offerings and Investments by Type

(1)	Includes Term B loans.

Commercial Lending & Investment Segment Overview

Commercial Lending & Investment Segment Portfolio Composition

	December 31,
	2006	2005
	($ in thousands)
Commercial loans	$7,850,198	$5,987,743
Direct real estate investments	722,303	—
Equity investments	150,090	126,393

Total	$8,722,591	$6,114,136

Commercial Lending Portfolio Composition

Our total commercial loan portfolio reflected in the portfolio statistics below includes loans, loans held for sale and receivables under reverse-repurchase agreements. The composition of our commercial loan portfolio by loan type and by commercial finance business as of December 31, 2006 and 2005 was as follows:

	December 31,
	2006		2005
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured asset-based loans (1)	$2,599,014	33%	$2,022,123	34%
First mortgage loans (1)	2,542,222	32	1,970,709	33
Senior secured cash flow loans (1)	2,105,152	27	1,740,184	29
Subordinate loans	603,810	8	254,727	4

Total	$7,850,198	100%	$5,987,743	100%

Composition of loan portfolio by business:
Healthcare and Specialty Finance	$2,775,748	35%	$2,281,419	38%
Structured Finance	2,839,716	36	1,909,149	32
Corporate Finance	2,234,734	29	1,797,175	30

Total	$7,850,198	100%	$5,987,743	100%

(1)	Includes Term B loans.

As of December 31, 2006, our commercial loan portfolio was well diversified, with 1,072 loans to 692 clients operating in multiple industries. We use the term “client” to mean the legal entity that is the party to whom we lend pursuant to a loan agreement with us. As of December 31, 2006, our Healthcare and Specialty Finance, Structured Finance and Corporate Finance businesses had commitments to lend up to an additional $2.1 billion, $1.5 billion and $0.5 billion, respectively, to 304, 216 and 172 existing clients, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed loan agreements. Throughout this section, unless specifically stated otherwise, all figures relate to our commercial loans outstanding as of December 31, 2006.

Our commercial loan and direct real estate investment portfolio by industry as of December 31, 2006 was as follows (percentages by gross carrying values as of December 31, 2006):

Commercial Loan and Direct Real Estate Investment Portfolio By Industry (1)

(1)	Industry classification is based on the North American Industry Classification System (NAICS).

As of December 31, 2006, our commercial loans ranged in size from $0.1 million to $380.7(2) million, per loan, and direct real estate investments ranged in size from $0.2 million to $16.7 million, per property. Our commercial loan and direct real estate investment portfolio by asset balance as of December 31, 2006 was as follows:

Commercial Loan and Direct Real Estate Investment Portfolio By Asset Balance

(2)	This balance represents loans on 79 properties in 6 states owned by one of our clients.

Our commercial loan portfolio by client balance as of December 31, 2006 was as follows:

Commercial Loan Portfolio By Client Balance

We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this Annual Report on Form 10-K, we count each loan or client separately and do not aggregate loans to related entities.

No client accounted for more than 10% of our total revenues in 2006. The principal executive offices of our clients were located in 47 states and the District of Columbia. As of December 31, 2006, the largest geographical concentration was Florida, which made up approximately 17% of the outstanding aggregate balance of our commercial loan and direct real estate investment portfolio. In addition, 3% of our commercial loan and direct real estate investment portfolio as of December 31, 2006 comprised international borrowers, primarily located in Canada and the United Kingdom. Our largest loan was $380.7 million and the combined total of our largest ten loans represented 15% of our commercial loan portfolio as of December 31, 2006.

Our commercial loan and direct real estate investment portfolio by geographic region as of December 31, 2006 was as follows:

Commercial Loan and Direct Real Estate Investment Portfolio By Geographic Region

(1)	Includes all states that have a loan balance that is less than 1% of the aggregate outstanding balance of our commercial loan portfolio.

Our commercial loans primarily provide financing at variable interest rates. To mitigate the risk of declining yields if interest rates fall, we sometimes include an interest rate floor in our loans. Whether we are able to include an interest rate floor in the pricing of a particular loan is determined by a combination of factors, including the potential client’s need for capital and the degree of competition we face in the origination of loans of the proposed type.

Our commercial loans generally have stated maturities at origination that generally range from two to five years. As of December 31, 2006, the weighted average maturity and weighted average remaining life of our entire commercial loan portfolio was approximately 3.23 years and 3.16 years, respectively. Our clients typically pay us an origination fee based on a percentage of the commitment amount and may also be required to pay a prepayment penalty for at least the first two years following origination. They may also pay us a fee based on any undrawn commitments, as well as a collateral management fee in the case of our asset-based revolving loans.

The number of loans, average loan size, number of clients and average loan size per client by commercial finance business as of December 31, 2006 were as follows:

				Average Loan
	Number	Average	Number of	Size per
	of Loans	Loan Size	Clients	Client
	($ in thousands)

Composition of loan portfolio by finance business:
Healthcare and Specialty Finance	445	$6,238	304	$9,131
Structured Finance	255	11,136	216	13,147
Corporate Finance	372	6,007	172	12,993

Overall loan portfolio	1,072	7,323	692	11,344

Direct Real Estate Investments

During 2006, we began acquiring real estate for long-term investment purposes. These real estate investments primarily consist of skilled nursing facilities, currently leased to clients through the execution of long-term, triple-net operating leases. We had $722.3 million in direct real estate investments as of December 31, 2006, which consisted primarily of land and buildings.

See Item 2, Properties, for information about our direct real estate investment properties.

Residential Mortgage Investment Segment Overview

Portfolio Composition

We invest directly in residential mortgage investments. As of December 31, 2006 and 2005, our portfolio of residential mortgage investments was as follows:

	December 31,
	2006	2005
	($ in thousands)

Mortgage-related receivables(1)	$2,295,922	$—
Residential mortgage-backed securities:
Agency	3,502,753	2,290,952
Non-Agency	34,243	—

Total	$5,832,918	$2,290,952

(1)	Represents secured receivables that are backed by adjustable rate residential prime mortgage loans.

As of December 31, 2006, our portfolio of Agency MBS included 1-year adjustable-rate and hybrid adjustable-rate RMBS with varying fixed period terms issued and guaranteed by Fannie Mae or Freddie Mac. The coupons on the loans underlying these securities are fixed for a specified period of time and then reset annually thereafter. The weighted average net coupon of Agency MBS in our portfolio was 4.89% as of December 31, 2006, and the weighted average reset date for the portfolio was approximately 46 months.

As further discussed in Note 4, Mortgage-Related Receivables and Related Owners Trust Securitizations, of our accompanying audited consolidated financial statements for the year ended December 31, 2006, we had $2.3 billion in mortgage-related receivables that were secured by prime residential mortgage loans as of December 31, 2006. As of December 31, 2006, the weighted average interest rate on such receivables was 5.38%, and the weighted average contractual maturity was approximately 29 years.

Financing

We depend on external financing sources to fund our operations. We employ a variety of financing arrangements, including repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt, subordinated debt and equity. We expect that we will continue to seek external financing sources in the future. Our existing financing arrangements are described in further detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Competition

Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. We compete with a large number of financial services companies, including:

•	specialty and commercial finance companies;

•	commercial banks;

•	REITS and other real estate investors;

•	private investment funds;

•	investment banks;

•	insurance companies; and

•	asset management companies.

Some of our competitors have substantial market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of our competitors also have access to lower cost capital. We believe we compete based on:

•	in-depth knowledge of our clients’ industries or sectors and their business needs from information, analysis, and effective interaction between the clients’ decision-makers and our experienced professionals;

•	our breadth of product offerings and flexible and creative approach to structuring financings that meet our clients’ business and timing needs; and

•	our superior client service.

Regulation

Some aspects of our operations are subject to supervision and regulation by governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate credit activities, including establishing licensing requirements in some jurisdictions;

•	regulate mortgage lending activities, including establishing licensing requirements;

•	establish the maximum interest rates, finance charges and other fees we may charge our clients;

•	govern secured transactions;

•	require specified information disclosures to our clients;

•	set collection, foreclosure, repossession and claims handling procedures and other trade practices;

•	regulate our clients’ insurance coverage;

•	regulate our HUD mortgage origination business;

•	prohibit discrimination in the extension of credit and administration of our loans; and

•	regulate the use and reporting of certain client information.

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

Taxation as a REIT

We have been operating as a REIT and expect to formally make an election to REIT status under the Internal Revenue Code (the “Code”) when we file our tax return for the year ended December 31, 2006. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify as a REIT, we generally will not be subject to corporate-level income tax on the REIT’s earnings, to the extent the earnings are distributed to our shareholders. We will continue to be subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). If we fail to qualify as a REIT in any taxable year, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We will still be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

As certain of our subsidiaries are TRSs, we continue to report a provision for income taxes within our consolidated financial statements. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

Employees

As of December 31, 2006, we employed 548 people. We believe that our relations with our employees are good.

Executive Officers

Our executive officers and their ages and positions as of February 15, 2007 were as follows:

Name	Age	Position

John K. Delaney	43	Chairman of the Board of Directors and Chief Executive Officer
Dean C. Graham	41	President and Chief Operating Officer
Bryan M. Corsini	45	Executive Vice President and Chief Credit Officer
Thomas A. Fink	43	Senior Vice President and Chief Financial Officer
Steven A. Museles	43	Executive Vice President, Chief Legal Officer and Secretary
Michael C. Szwajkowski	40	President — Structured Finance
David C. Bjarnason	37	Chief Accounting Officer

Biographies for our executive officers are as follows:

John K. Delaney, 43, a co-founder of the company, is Chairman of our Board and Chief Executive Officer. He has been the Chief Executive Officer and has served on our board since our inception in 2000. Mr. Delaney received his undergraduate degree from Columbia University and his juris doctor degree from Georgetown University Law Center.

Dean C. Graham, 41, has served as the President and Chief Operating officer since January 2006. Mr. Graham served as the President — Healthcare and Specialty Finance from February 2005 until assuming his current responsibilities and as the Managing Director — Group Head of our Healthcare Finance group from September 2001 through January 2005. Mr. Graham received an undergraduate degree from Harvard College, a juris doctor degree from the University of Virginia School of Law and a masters degree from the University of Cambridge.

Bryan M. Corsini, 45, has served as our Chief Credit Officer since our inception in 2000. Mr. Corsini received his undergraduate degree from Providence College and was licensed in 1986 in the state of Connecticut as a certified public accountant.

Thomas A. Fink, 43, has served as our Chief Financial Officer since May 2003. Prior to joining CapitalSource, Mr. Fink worked as an independent management and finance consultant from December 2001 to May 2003. Mr. Fink received his undergraduate degree from the University of Notre Dame and his masters of business administration from the University of Chicago Graduate School of Business.

Steven A. Museles, 43, has served as our Chief Legal Officer and Secretary since our inception in 2000. Mr. Museles received his undergraduate degree from the University of Virginia and his juris doctor degree from Georgetown University Law Center.

Michael C. Szwajkowski, 40, has served as the President — Structured Finance since February 2005. Mr. Szwajkowski served as the Managing Director — Group Head of our Structured Finance group from September 2001 until assuming his current responsibilities. Mr. Szwajkowski received his undergraduate degree from Bowdoin College and a masters of business administration from the University of Chicago Graduate School of Business.

David C. Bjarnason, 37, has served as our Chief Accounting Officer since July 2006. Prior to joining us, from March 2003 until June 2006, Mr. Bjarnason was employed at Freddie Mac, where he was a finance officer responsible for the development and administration of accounting policy related to various investment, funding, financial risk management and securitization-related matters. From 1999 until February 2003, Mr. Bjarnason worked in the Global Capital Markets practice at Deloitte & Touche LLP. Mr. Bjarnason received his undergraduate degree in accounting from the College of William & Mary and was licensed in 1993 in the state of New York as a certified public accountant.

Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.capitalsource.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

We also provide access on our website to our Principles of Corporate Governance, Code of Business Conduct and Ethics, the charters of our Audit, Compensation, Credit Policy and Nominating and Corporate Governance Committees and other corporate governance documents. Copies of these documents are available to any shareholder upon written request made to our corporate secretary at our Chevy Chase, Maryland address. In addition, we intend to disclose on our website any changes to, or waivers for executive officers from, our Code of Business Conduct and Ethics.

ITEM 1A.	RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should know that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation. As a result, you should consider all of the following risks, together with all of the other information in this Annual Report on Form 10-K, before deciding to invest in our common stock.

Risks Impacting Our Funding and Growth

If we fail to effectively manage our growth, our financial results could be adversely affected.

We believe that the success of a commercial finance business like ours depends on our ability to increase our interest-earning assets while continuing to maintain disciplined origination and credit decision-making. To that end, from our inception to December 31, 2006, our assets have grown to $15.2 billion and as of December 31, 2006, we had 548 employees and 21 offices. We must continue to refine and expand our marketing capabilities, our management procedures, our internal controls and procedures, our access to financing sources and our technology. As we grow, we must continue to hire, train, supervise and manage new employees. In addition, our decision to convert to REIT status has imposed added challenges on our senior management and other employees, who together must monitor our REIT compliance obligations, develop new real estate-related product offerings and make appropriate alterations to our loan origination, marketing and monitoring efforts. We may not be able to hire and train sufficient lending and administrative personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth effectively, our operations, REIT compliance and financial results could be adversely affected.

Our ability to grow our business depends on our ability to obtain external financing.

We require a substantial amount of money to make new loans and to fund obligations to existing clients. As a REIT, we are even more dependent on external sources of capital than we have been in the past. This increased dependence results from the requirement that, to qualify as a REIT, we generally have to distribute to our shareholders 90% of our REIT taxable income, including taxable income where we do not receive corresponding cash. In the past, we have obtained the cash required for our operations through the issuance of equity, convertible debentures and subordinated debt, and by borrowing money through credit facilities, securitization transactions (hereinafter “term debt”) and repurchase agreements. Our continued access to these and other types of external capital depends upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions and the market price of our common stock. We cannot assure you that sufficient funding or capital will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to pay dividends to our shareholders.

If our lenders terminate or fail to renew any of our credit facilities or repurchase agreements, we may not be able to continue to fund our business.

At December 31, 2006, we had seven credit facilities totaling $5.0 billion in commitments. These facilities contain customary representations and warranties, covenants, conditions and events of default that if breached, not satisfied or triggered could result in termination of the facilities. In addition, we cannot assure you that we will be able to extend the term of any of our existing financing arrangements or obtain sufficient funds to repay any amounts outstanding under any financing arrangement before it expires, either from one or more replacement financing arrangements or an alternative debt or equity financing. Consequently, if one or more of these facilities were to terminate prior to its expected maturity date or if any such facility were not renewed, our liquidity position would be materially adversely affected, and we may not be able to satisfy our outstanding loan commitments, originate new loans or continue to fund our operations.

Our use of significant leverage could adversely affect our residential mortgage-backed securities portfolio and negatively affect cash available for distribution to our shareholders.

We have borrowed significant funds to finance the acquisition of the assets comprising our portfolio of residential mortgage loans and mortgage-backed securities. Our use of repurchase agreements to finance the purchase of residential mortgage loans and mortgage-backed securities exposes us to the risk that a decrease in the value of such assets may cause our lenders to make margin calls that we may not be able to satisfy. If we fail to meet a margin call, or if we are required to sell residential mortgage loans and/or mortgage-backed securities to meet a margin call, we may suffer losses and our ability to comply with the REIT asset tests could be adversely affected.

Our lenders could terminate us as servicer of loans held as collateral for our credit facilities or term debt, which would adversely affect our ability to manage our portfolio.

Upon the occurrence of specified servicer defaults, our lenders under our credit facilities and the holders of our asset-backed notes issued in our term debt may elect to terminate us as servicer of the loans under the applicable facility or term debt and appoint a successor servicer. If we were terminated as servicer, we would no longer receive our servicing fee. In addition, because there could be no assurance that any successor servicer would be able to service the loans according to our standards, the performance of our loans could be adversely affected and our income generated from those loans significantly reduced.

Our liquidity position could be adversely affected if we were unable to complete additional term debt transactions on favorable terms or at all.

We have completed several term debt transactions involving loans in our commercial lending portfolio through which we raised a significant amount of debt capital to pay down our borrowings under our credit facilities and to create additional liquidity under our credit facilities for use in funding our loans.

Relevant considerations regarding our ability to complete additional term debt transactions include:

•	to the extent that the capital markets generally, and the asset-backed securities market in particular, suffer disruptions, we may be unable to complete term debt transactions;

•	disruptions in the credit quality and performance of our loan portfolio, particularly that portion which has been previously securitized and serves as collateral for existing term debt, could reduce or eliminate investor demand for our term debt in the future;

•	our ability to service our loan portfolio must continue to be perceived as adequate to make the securities issued attractive to investors;

•	any material downgrading or withdrawal of ratings given to securities previously issued in our term debt transactions would reduce demand for additional term debt by us; and

•	structural changes imposed by the rating agencies or investors may reduce the leverage we are able to obtain, increase the cost and otherwise adversely affect the efficiency of our term debt transactions.

If we are unable to continue completing these term debt transactions on favorable terms or at all, our ability to obtain the capital needed for us to continue to grow our business would be adversely affected. In turn, this could have a material adverse effect on our growth and stock price.

The cash flows we receive from the interests we retain in our term debt could be delayed or reduced due to the requirements of the term debt, which could impair our ability to originate new loans or fund commitments under existing loans.

We retain the most junior classes of securities issued in our term debt transactions. Our receipt of future cash flows on those junior securities is governed by provisions that control the distribution of cash flows from the loans included in our term debt transactions, which cash flows are tied to the performance of the underlying loans. To the extent the loans fail to perform in accordance with their terms, the timing and amount of the cash flows we receive from loans included in our term debt transactions would be adversely affected.

The poor performance of a pool of loans we securitize could increase the expense of our subsequent securitizations, which could have a material adverse effect on our results of operations, financial condition and business.

The poor performance of a pool of loans that we securitize could increase the expense of any subsequent securitization we bring to market. Increased expenses on our securitizations could reduce the net interest income we receive on our loan portfolio. A change in the market’s demand for our term debt or a decline or disruption in the securitization market generally could have a material adverse effect on our results of operations, financial condition and business prospects.

Fluctuating or rising interest rates could adversely affect our profit margins and ability to grow our business.

We borrow money from our lenders at variable interest rates. We generally lend money at variable rates based on either the prime or LIBOR rates. Our operating results and cash flow depend on the difference between the interest rate at which we borrow funds and the interest rate at which we lend these funds.

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

Hedging against interest rate exposure may adversely affect our earnings and, as a result, cash available for investment or distribution to our shareholders could be adversely affected.

We have entered into interest rate swap agreements and other contracts for interest rate risk management purposes. Our hedging activity will vary in scope based on a number of factors, including the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and, thus, increase our hedging costs during periods when interest rates are volatile or rising. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any governmental authorities. Consequently, there are no regulatory requirements on our hedging counterparties with respect to matters such as record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements associated with derivative instruments we use may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

Risks Related to Our Operations as a REIT

We have limited experience operating as a REIT.

From our commencement of operations in September 2000 through December 31, 2006, we were organized first as a limited liability company and then as a C-corporation. On January 1, 2006, we began operating as a REIT and expect to formally make an election to REIT status for 2006 when we file our tax return for the year ended December 31, 2006. Our senior management has limited experience in managing a portfolio of assets under the highly complex tax rules governing REITs, which may hinder our ability to achieve our investment objectives. In addition, maintaining our REIT qualification will influence the types of investments we are able to make. We cannot assure you that we will be able to continue to operate our business successfully within the REIT structure or in a manner that enables us consistently to pay dividends to our shareholders.

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

Our ability to receive dividends from the TRSs from which we would make distributions to our shareholders is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of the value of our total assets must be represented by “real estate assets,” cash, cash items, and government securities. Real estate assets include debt instruments secured by mortgages on real property, shares of other REITs, and stock or debt instruments held for less than one year purchased with the proceeds of an offering of shares or long-term debt. In addition, at least 75% of our gross income for each taxable year as a REIT must be derived from interest on obligations secured by mortgages on real property or interests in real property, certain gains from the sale or other disposition of such obligations, and certain other types of real estate income. No more than 25% of our gross income may consist of dividends from the TRSs and other non-qualifying types of income. As a result, even if our non-REIT activities conducted through TRSs were to be highly profitable, we might be limited in our ability to receive dividends from the TRSs in an amount necessary to fund required dividends to our shareholders.

If we fail to qualify as a REIT in any given year, we will have reduced funds available for distribution to our shareholders and our income will be subject to taxation at regular corporate rates.

Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we might not satisfy the requirements applicable to REITs for any particular taxable year. Furthermore, our qualification as a REIT depends on our continuing satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements. Our ability to satisfy the asset tests will depend upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. With respect to our compliance with the REIT organizational requirements, the Internal Revenue Service, or IRS, could contend that our ownership interests in TRSs or securities of other issuers would give rise to a violation of the REIT requirements.

If in any taxable year we fail to qualify as a REIT,

•	we will not be allowed a deduction for distributions to shareholders in computing our taxable income; and

•	we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn would likely have a material adverse impact on the value of our common stock. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we were entitled to relief under certain statutory provisions. If we were to avail ourselves of one or more of these statutory savings provisions to maintain our REIT status, we nevertheless could be required to pay penalty taxes of $50,000 or more for each failure. As a result, net income and the funds available for distribution to our shareholders could be reduced for up to five years or longer, which would have a continuing material adverse impact on the value of our common stock. Even if we continue to qualify as a REIT, any gain or income recognized by our TRSs, either as a result of regular operations or in connection with our REIT election related restructuring transactions, will be subject to federal corporate income tax and applicable state and local taxes.

Our business activities are potentially subject to prohibited transactions tax or corporate level tax.

REITs are generally passive entities and thus only can engage in those activities permitted by the Code, which for us generally includes our real estate based lending activities and the complementary activities in which we engage, such as direct real estate investment transactions and acquiring whole pools of mortgage loans and mortgage-backed securities. Accordingly, we conduct our non-real estate lending activities through multiple TRSs, which are subject to corporate level tax, because such activities generate non-qualifying REIT income.

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

The requirements of the Investment Company Act impose limits on our operations that impact the way we acquire and manage our assets and operations.

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

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

Changes in taxation of corporate dividends may adversely affect the value of our common stock.

The maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular “C” corporation under current law generally is 15% through 2010, as opposed to higher ordinary income rates. The reduced tax rate, however, does not apply to ordinary income dividends paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders generally remain subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax, legislation that extends the application of the 15% rate to dividends paid after 2010 by “C” corporations could cause domestic noncorporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT, because the dividends from regular “C” corporations would continue to be taxed at a lower rate while distributions from REITs (other than distributions designated as capital gain dividends) are generally taxed at the same rate as the investor’s other ordinary income.

Risks Related to Our Lending Activities

We may not recover the value of amounts that we lend.

We charged off $48.0 million in loans for the year ended December 31, 2006 and expect to experience charge offs in the future. If we were to experience material losses on our portfolio in the future, such losses would have a material adverse effect on our ability to fund our business and on our revenues, net income and assets, to the extent the losses exceed our allowance for loan losses.

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

We make loans to privately owned small and medium-sized companies that present a greater risk of loss than loans to larger companies.

Our portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses with annual revenues ranging from $5 million to $1 billion. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to make scheduled payments of interest or principal on our loans. Accordingly, advances made to these types of clients entail higher risks than advances made to companies who are able to access traditional credit sources.

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

We may make errors in evaluating information reported by our clients and, as a result, we may suffer losses on loans or advances that we would not have made if we had properly evaluated the information.

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

Defaults by our clients may be correlated with economic conditions affecting particular industries or geographic regions. As a result, if any particular industry or geographic region were to experience economic difficulties, the overall timing and amount of collections on our loans to clients operating in those industries or geographic regions may differ from what we expected and result in material harm to our revenues, net income and assets. For example, as of December 31, 2006, loans representing 18% of the aggregate outstanding balance of our loan portfolio were secured by commercial real estate other than healthcare facilities. If the commercial real estate sector were to experience economic difficulties, we could suffer losses on these loans. In addition, as of December 31, 2006, loans representing 22% of the aggregate outstanding balance of our loan portfolio were to clients in the healthcare industry. Reimbursements under the Medicare and Medicaid programs comprise the bulk of the revenues of many of these clients. Our clients’ dependence on reimbursement revenues could cause us to suffer losses in several instances.

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

As of December 31, 2006, our ten largest clients collectively accounted for approximately 16% of the aggregate outstanding balance of our commercial loan portfolio and our largest client accounted for approximately 5% of the aggregate outstanding balance of our commercial loan portfolio.

We may not retain control over our joint venture investments, which may increase the risk of loss with respect to such investments.

We are party to joint ventures and may enter into additional joint ventures. We may not have control of the operations of the joint ventures in which we invest. Therefore, these investments may, under certain circumstances, involve risks such as the possibility that our partner in an investment might become bankrupt or have economic or business interests or goals that are inconsistent with ours, or be in a position to take action contrary to our instructions or requests or our policies or objectives. As a result, these investments may be subject to more risk than investments for which we have full operational or management responsibility.

Because of the nature of our loans and the manner in which we disclose client and loan concentrations, it may be difficult to evaluate our risk exposure to any particular client or group of related clients.

We use the term “client” to mean the legal entity that is the borrower party to a loan agreement with us. We have several clients that are related to each other through common ownership and/or management. Because we underwrite all of these loans separately, we report each loan to one of these clients as a separate loan and each client as a separate client. In situations where clients are related through common ownership, to the extent the common owner suffered financial distress, the common owner may be unable to continue to support our clients, which could, in turn, lead to financial difficulties for those clients. Further, some of our healthcare clients are managed by the same entity and, to the extent that management entity suffered financial distress or was otherwise unable to continue to manage the operations of the related clients, those clients could, in turn, face financial difficulties. In both of these cases, our clients could have difficulty servicing their debt to us, which could have an adverse effect on our financial condition.

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

Most of our loans bear interest at variable interest rates. To the extent interest rates increase interest obligations of our clients will also increase. Some of our clients may not be able to make the increased interest payments, resulting in defaults on their loans.

Our balloon loans and bullet loans may involve a greater degree of risk than other types of loans.

As of December 31, 2006, approximately 90% of the outstanding balance of our loans comprised either balloon loans or bullet loans. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that, upon maturity of the loan, more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan. All of our revolving loans and some of our term loans are bullet loans.

Balloon loans and bullet loans involve a greater degree of risk than other types of loans because they require the borrower to, in many cases, make a large, final payment upon the maturity of the loan. The ability of a client to make this final payment upon the maturity of the loan typically depends upon its ability either to generate sufficient cash flow to repay the loan prior to maturity, to refinance the loan or to sell the related collateral securing the loan, if any. The ability of a client to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the client, the financial condition of the client, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions.

Consequently, a client may not have the ability to repay the loan at maturity and we could lose some or all of the principal of our loan.

We are limited in pursuing certain of our rights and remedies under our Term B, second lien and mezzanine loans, which may increase our risk of loss on these loans.

We make Term B, second lien and mezzanine loans. Term B loans generally are senior secured loans that are equal as to collateral and junior as to right of payment to obligations to clients’ other senior term loans. Second lien loans are junior as to both collateral and right of payment to obligations to clients’ senior loans. Mezzanine loans may not have the benefit of any lien against a client’s collateral and are junior to any lienholder both as to collateral and payment. Collectively, second lien and mezzanine loans comprised 8% of the aggregate outstanding balance of our loan portfolio as of December 31, 2006. As a result of the subordinate nature of these loans, we may be limited in our ability to enforce our rights to collect principal and interest on these loans or to recover any of the loan balance through our right to foreclose upon collateral. For example, we typically are not contractually entitled to receive payments of principal on a junior loan until the senior loan is paid in full, and may only receive interest payments on a Term B, second lien or mezzanine loan if the client is not in default under its senior loan. In many instances, we are also prohibited from foreclosing on a Term B, second lien or mezzanine loan until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding involving a client under a Term B, second lien or mezzanine loan must generally be turned over to the senior lender until the senior lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing Term B, second lien or mezzanine loans.

The collateral securing a loan may not be sufficient to protect us from a partial or complete loss if our lien on such collateral is not properly perfected or if the loan becomes non-performing, and we are required to foreclose.

While most of our loans are secured by a lien on specified collateral of the client, there is no assurance that we have obtained or properly perfected our liens, or that the collateral securing any particular loan will protect us from suffering a partial or complete loss if the loan becomes non-performing and we move to foreclose on the collateral. The collateral securing our loans is subject to inherent risks that may limit our ability to recover the principal of a non-performing loan.

Our cash flow loans are not fully covered by the value of tangible assets or collateral of the client and, consequently, if any of these loans becomes non-performing, we could suffer a loss of some or all of our value in the loan.

Cash flow lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its tangible assets. These loans tend to be among the largest and riskiest in our portfolio. As of December 31, 2006, approximately 41% of the loans in our portfolio were cash flow loans under which we had advanced 34% of the aggregate outstanding loan balance of our portfolio. While in the case of our senior cash flow loans we generally take a lien on substantially all of the client’s assets, the value of those assets is typically substantially less than the amount of money we advance to a client under a cash flow loan. Thus, if a cash flow loan became non-performing, our primary recourse to recover some or all of the principal of our loan would be to force the sale of the entire company as a going concern. If we were a subordinate lender rather than the senior lender in a cash flow loan, our ability to take such action would be further constrained by our agreement with the senior lender.

We are subject to federal, state and local laws in connection with our consumer mortgage lending activities.

We engage in consumer mortgage lending activities which involve the collection of numerous accounts, as well as compliance with various federal, state and local laws that regulate consumer lending. Some of these laws require licensing.

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

We may sell non-performing loans or the underlying collateral, at par or at a discount, to third parties to reduce our risk of loss. We consider non-performing loans to be either problem loans that we are actively seeking to out-place or loans that are in workout status. We may provide debt financing to the third parties to enable them to purchase these loans or collateral. The non-performing loan or the sold collateral may serve as the collateral for our loan to the purchaser. In these instances, we continue to bear the risk of loss associated with the collateral supporting our original non-performing loan. The loan to the purchaser, however, is reflected in our portfolio as a new loan. As of December 31, 2006, the aggregate outstanding principal balance of this type of financing that we provided to third parties totaled $16.6 million.

Our loans could be subject to equitable subordination by a court and thereby increase our risk of loss with respect to such loans.

Courts have, in some cases, applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower, when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lending institution or its affiliates are found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. In connection with the origination of loans representing approximately 20% of the aggregate outstanding loan balance of our commercial loan portfolio as of December 31, 2006, we have made direct equity investments or received warrants. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If, when challenged, these factors were deemed to give us the ability to control or otherwise exercise influence over the business and affairs of one or more of our clients, this control or influence could constitute grounds for equitable subordination. This means that a court may treat one or more of our loans as if it were common equity in the client. In that case, if the client were to liquidate, we would be entitled to repayment of our loan on an equal basis with other holders of the client’s common equity only after all of the client’s obligations relating to its debt and preferred securities had been satisfied. One or more successful claims of equitable subordination against us could have an adverse effect on our business, results of operation or financial condition.

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

We have engaged in the past, and may engage in the future, in lending transactions with affiliates of our directors. Because of the conflicts of interest inherent in these transactions, their terms may not be in our shareholders’ best interests.

As of December 31, 2006, we had 23 loans representing $465.2 million in committed funds to companies controlled by affiliates of our directors. We may make additional loans to affiliates of our directors in the future. Our conflict of interest policies, which require these transactions to be approved by the disinterested members of our board (or a committee thereof) and be on substantially the same terms as loans to unrelated clients, may not be successful in eliminating the influence of conflicts. As a result, these transactions may divert our resources and benefit our directors and their affiliates to the detriment of our shareholders.

We are not the agent for many of our loans and, consequently, have little or no control over how those loans are administered or controlled.

In many of our loans we are neither the agent of the lending group that receives payments under the loan nor the agent of the lending group that controls the collateral for purposes of administering the loan. As of December 31, 2006, approximately 10% of the aggregate outstanding balance of our loan portfolio comprised loans in which we are neither the paying nor the collateral agent. When we are not the agent for a loan, we may not receive the same financial or operational information as we receive for loans for which we are the agent and, in many instances, the information on which we must rely is provided to us by the agent rather than directly by the client. As a result, it may be more difficult for us to track or rate these loans than it is for the loans for which we are the agent. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or to foreclose upon the collateral securing the loan without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans may not manage the loan to our standards or may choose not to take the same actions to enforce the loan or to foreclose upon the collateral securing the loan that we would take if we were agent for the loan.

We are the agent for loans in which syndicates of lenders participate and, in the event of a loss on any such loan, we could have liability to other members of the syndicate.

We are often the agent representing a syndicate of multiple lenders that has made a loan. In that capacity, we may act on behalf of our co-lenders in receiving all payments under the loan and/or controlling the collateral for purposes of administering the loan. As of December 31, 2006, we were either the paying or the collateral agent or both for a group of third-party lenders for loans with outstanding commitments of $2.2 billion. When we are agent for a loan, we often receive financial and/or operational information directly from the borrower and are responsible for providing some or all of this information to our co-lenders. We may also be responsible for taking actions on behalf of the lending group to enforce the loan or to foreclose upon the collateral securing the loan. It is possible that as agent for one of these loans we may not manage the loan to the standard of one or more of our co-lenders. In addition, we may choose a different course of action than one or more of our co-lenders would take to enforce the loan or to foreclose upon the collateral securing the loan if our co-lenders were in a position to manage the loan. If we make errors in our administration of these loans or, if our co-lenders do not approve of our performance as agent and the lending syndicate suffered a loss on the loan, we may have liability to our co-lenders.

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

Some of our borrowers require licenses, permits and other governmental authorizations to operate their businesses, which licenses, permits or authorizations may be revoked or modified by applicable governmental authorities. Any revocation or modification could have a material adverse effect on the business of a borrower and, consequently, the value of our loan to that borrower.

In addition to our loans to borrowers in the healthcare industry subject to Medicare and Medicaid regulation discussed above, other borrowers in specified industries require permits and/or licenses from various governmental authorities to operate their businesses. These governmental authorities may revoke or modify these licenses or permits if a borrower is found in violation of any regulation to which it is subject. In addition, these licenses may be subject to modification by order of governmental authorities or periodic renewal requirements. The loss of a permit, whether by termination, modification or failure to renew, could impair the borrower’s ability to continue to operate its business in the manner in which it was operated when we made our loan to it, which could impair the borrower’s ability to generate cash flows necessary to service our loan or repay indebtedness upon maturity, either of which outcomes would reduce our revenues, cash flow and net income.

We make loans to commercial real estate developers. These borrowers face a variety of risks relating to development, construction and renovation projects, any of which may negatively impact their results of operations and impair their ability to pay interest and principal on our loans to them.

We make loans to clients for development, construction and renovation projects. The ability of these clients to make required payments to us on these loans is subject to the risks associated with these projects.

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

We acquire residential mortgages. Many states in which we do business require that we be licensed, or that we be eligible for an exemption from the licensing requirement, to conduct this business. We cannot assure you that we will be able to obtain all the necessary licenses and approvals, or be granted an exemption from the licensing requirements, that we will need to maximize the acquisition, funding or origination of residential mortgages or that we will not become liable for a failure to comply with the myriad of regulations applicable to this line of business.

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

To the extent that any of our loans are denominated in foreign currency, these loans will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that these strategies will be effective.

Our debtor-in-possession loans may have a higher risk of default.

From time-to-time we make “debtor-in-possession” loans to clients that have filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, and that are used by these clients to fund on-going operations as part of the reorganization process. While our security position for these loans is generally better than that of the other asset-based loans we make, there is a higher risk of default on these loans due to the uncertain business prospects of these clients. Furthermore, if our predictions as to the outcome or timing of a reorganization are inaccurate, the client may not be able to make payments on the loan on time or at all.

We may purchase distressed loans for more than we are able to recover on these loans.

We may purchase loans of companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although these investments may result in significant returns to us, they involve a substantial degree of risk. Any one or all of the loans which we purchase may be unsuccessful or not show any return for a considerable period of time. The level of analytical sophistication, both financial and legal, necessary for making a profit on the purchase of loans to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing the loans or the prospects for a successful reorganization or similar action. Unless the loans are most senior, in any reorganization or liquidation proceeding relating to a distressed company, we may lose the entire amount of our loan, may be required to accept cash or securities with a value less than our purchase price and/or may be required to accept payment over an extended period of time.

Our commitments to lend additional sums to existing clients exceed our resources available to fund these commitments.

As of December 31, 2006, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $1.1 billion. We expect that our loan commitments will continue to exceed our available funds indefinitely. Under the terms of our loan agreements our clients generally cannot require us to fund the maximum amount of our commitments unless they are able to demonstrate, among other things, that they have sufficient collateral to secure all requested additional borrowings. There is a risk that we have miscalculated the likelihood that our clients will be eligible to receive and will, in fact, request additional borrowings in excess of our available funds. If our calculations prove incorrect, we will not have the funds to make these loan advances without obtaining additional financing. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could then have a material adverse effect on our business.

We are in a highly competitive business and may not be able to take advantage of attractive opportunities.

The commercial finance industry is highly competitive. We have competitors who also make the same types of loans to the small and medium-sized privately owned businesses that are our target clients.

Our competitors include a variety of:

•	specialty and commercial finance companies;

•	commercial banks;

•	REITS and other real estate investors;

•	private investment funds;

•	investment banks; and

•	insurance companies.

Some of our competitors have greater financial, technical, marketing and other resources than we do. They also have greater access to capital than we do and at a lower cost than is available to us. Furthermore, we would expect to face increased price competition if finance companies seek to expand within or enter our target markets. Increased competition could cause us to reduce our pricing and lend greater amounts as a percentage of a client’s eligible collateral or cash flows. Even with these changes, in an increasingly competitive market, we may not be able to attract and retain new clients and sustain the rate of growth that we have experienced to date, and our market share and future revenues may decline. If our existing clients choose to use competing sources of credit to refinance their loans, the rate at which loans are repaid may be increased, which could change the characteristics of our loan portfolio as well as cause our anticipated return on our existing loans to vary.

Risks Related to Our Residential Mortgage Investment Portfolio

Changes in interest rates could negatively affect the value of our RMBS and, as a result, could reduce our earnings and negatively affect the amount of cash available for distribution to our shareholders.

In most cases, an investment in RMBS will decline in value if long-term interest rates increase. To the extent not offset by changes in fair value of hedging arrangements, declines in the market value of RMBS may ultimately reduce earnings or result in losses. In this case, cash available for distribution to our shareholders would be negatively affected. Market values of RMBS may also decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments and widening of credit spreads.

A significant risk associated with our current portfolio of RMBS is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of these RMBS would decline and the weighted average life of the investments would increase. To the extent not offset by changes in fair value of hedging arrangements, we could realize a loss if such securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into to finance the purchase of RMBS.

Prepayment rates could negatively affect the value of our RMBS, and, therefore, could reduce earnings and cash available for distribution to our shareholders.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our RMBS portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our shareholders.

Some of the investments in our residential mortgage investment portfolio are likely to have limited liquidity and, as a result, there will be uncertainty as to the value of these investments.

We believe that some of our residential mortgage investment portfolio is likely to be in forms that have limited liquidity or are not publicly-traded. The fair value of securities and other investments that have limited liquidity or are not publicly-traded may not be readily determinable. Because these valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

In the future we may invest in mortgage-backed securities backed by non-prime or sub-prime residential mortgage loans that are subject to higher delinquency, foreclosure and loss rates than prime residential mortgage loans and, in turn, could result in losses to us.

Non-prime and sub-prime residential mortgage loans are made to borrowers who have poor or limited credit histories and, as a result, they do not qualify for traditional mortgage products. Because of the poor, or lack of, credit history, non-prime and sub-prime borrowers have a materially higher rate of payment delinquency, foreclosure and loss compared to prime credit quality borrowers. There is limited history with respect to the performance of mortgage-backed securities backed by residential mortgage loans over various economic cycles. Investments in non-prime and subprime mortgage-backed securities backed by sub-prime or non-prime residential mortgage loans have higher risk than investments in mortgage-backed securities backed by prime residential mortgage loans. We may realize credit losses if we invest in mortgage-backed securities backed by sub-prime and non-prime residential mortgage loans because these mortgage-backed securities are subject to all of the risks of the underlying sub-prime and non-prime residential mortgage loans.

Risks Related to our Direct Real Estate Investments

We are exposed to liabilities, including environmental liabilities, with respect to properties to which we take title.

Owning title to real estate can subject us to liabilities for injury to persons on the property or property damage. To the extent that any such liabilities are not adequately covered by insurance, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We could be subject to environmental liabilities with respect to properties we own. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their obligations under our leases.

We own the properties leased to tenants from whom we receive rents during the terms of our leases. A tenant’s ability to pay rent is determined by the creditworthiness of the tenant. If a tenant’s credit deteriorates, the tenant may default on its obligations under our lease and the tenant may also become bankrupt. The bankruptcy or insolvency or other failure to pay of our tenants is likely to adversely affect the income produced by our direct real estate investments.

The operators of our healthcare properties are faced with increased litigation and rising insurance costs that may affect their ability to make payments to us.

Advocacy groups have been created in certain states to monitor the quality of care at healthcare facilities, and these groups have sued healthcare operators. Patients have also sued healthcare facility operators and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation in the future has been to materially increase the costs incurred by our operators for monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Increases in the operators costs could cause our operators to be unable to make payments to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace the operators of our healthcare properties, our revenue from those properties could be reduced or eliminated for an extended period of time.

Since real estate investments are illiquid, we may not be able to sell properties when we desire.

Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to changes in the real estate market. This inability to respond to changes in the performance of our investments could adversely affect our ability to service our debt. The real estate market is affected by many factors that are beyond our control, including:

•	changes in interest rates and in the availability, costs and terms of financing;

•	adverse changes in national and local economic and market conditions;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in governmental laws and regulations, fiscal policies and zoning and other ordinances and costs of compliance with laws and regulations;

•	changes in operating expenses; and

•	civil unrest, acts of war and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

We cannot predict how long it may take us to find a willing purchaser and to close the sale of a property. We also cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. In addition, there are provisions under the federal income tax laws applicable to REITs that may limit our ability to recognize the full economic benefit from a sale of our assets. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition.

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

As part of our business strategy, we have in the past purchased other finance companies as well as loan portfolios and related assets from other finance companies, and we expect to continue these activities in the future. We also may acquire portfolios of real estate, as in our direct real estate investment transactions in 2006. Future acquisitions may result in potentially dilutive issuances of equity securities and the incurrence of additional debt. In addition, we face risks from our prior acquisitions and may face additional risks from future acquisitions, including:

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

We may face other tax liabilities as a REIT that reduce our cash flow.  We may be subject to certain taxes on our income and assets, including state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our shareholders. In addition, to meet the REIT qualification requirements, and to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through TRSs. TRSs are corporations subject to corporate-level income tax at regular rates. The rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure you that we will be able to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

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

In addition, the IRS may assert liabilities against us for corporate income taxes for taxable years prior to the time we qualified as a REIT, in which case we will owe these taxes plus interest and penalties, if any. Moreover, any increase in taxable income will result in an increase in accumulated undistributed earnings and profits, which could require us to pay additional taxable dividends to our then-existing shareholders within 90 days of the relevant determination.

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

We and some of our shareholders could have federal income tax liability if we recognize any “excess inclusion income.”  If we own a residual interest in either a real estate mortgage investment conduit, or REMIC, or taxable mortgage pool, we will be required to allocate excess inclusion income among our shareholders (and, in certain cases, holders of our convertible debt) to the extent that such amounts exceed our REIT taxable income, excluding any net capital gain. To the extent that a shareholder (and, in certain cases, holders of our convertible debt) is allocated a portion of our excess inclusion income, such excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the shareholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of shareholders that are otherwise generally exempt from federal income tax, and (iii) would be subject to federal withholding tax at the maximum rate (30%), generally being ineligible for a reduction or elimination of such tax under an applicable income tax treaty, in the hands of foreign shareholders. Generally, to the extent that we allocate any excess inclusion income to certain “disqualified shareholders” that are not subject to federal income taxation notwithstanding the foregoing sentence, we would be subject to tax on such excess inclusion income at the highest tax rate. Tax-exempt investors, non-U.S. shareholders and shareholders with net operating losses should carefully consider the tax consequences described above and are urged to consult their tax advisors in connection with their decision to invest in our shares of common stock.

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

If a substantial number of shares available for sale are sold in a short period of time, the market price of our common stock could decline.

If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. As of February 15, 2007, we had 183,822,181 shares of common stock outstanding. In addition, exercisable options for 3,267,545 shares are held by our employees. Subject, in some cases, to Rule 144 compliance, all of these shares are eligible for sale in the public market. The perception in the public market that our existing shareholders might sell shares of common stock could also depress our market price. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us.

Our certificate of incorporation and bylaws provide for, among other things:

•	a classified board of directors;

•	restrictions on the ability of our shareholders to fill a vacancy on the board of directors;

•	REIT ownership limits;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without shareholder approval; and

•	advance notice requirements for shareholder proposals.

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

Our directors and executive officers and entities affiliated with them beneficially owned approximately 40% of the outstanding shares of our common stock as of December 31, 2006. As a result, these shareholders, if acting together, would be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Chevy Chase, Maryland, a suburb of Washington, D.C., where we lease office space under long-term operating leases. This office houses the bulk of our technology and administrative functions and serves as the primary base for our operations. During 2006, we leased additional office space in a facility adjacent to our headquarters facility to accommodate our continued growth. We also maintain offices in Arizona, California, Connecticut, Florida, Georgia, Illinois, Maine, Maryland, Massachusetts, Missouri, New York, Ohio, Pennsylvania, Tennessee, Texas, Utah and in the United Kingdom. We believe our leased facilities are adequate for us to conduct our business.

During 2006, we began acquiring real estate for long-term investment purposes. These real estate investments primarily consist of skilled nursing facilities currently leased to clients through the execution of long-term, triple-net operating leases. We had $722.3 million in direct real estate investments as of December 31, 2006, which consisted primarily of land and buildings.

Our direct real estate investment properties as of and for the year ended December 31, 2006 were as follows:

	Number of			Total
Facility Location	Facilities	Capacity(1)	Investment(2)	Revenues(3)
			($ in thousands)

Long-Term Acute Care Facilities:
Florida	1	185	$6,979	$765
Kansas	1	39	391	1
Nevada	1	61	2,955	171

	3	285	10,325	937
Skilled Nursing Facilities:
Alabama	1	174	8,542	19
Arizona	2	174	10,069	65
Arkansas	2	185	1,823	13
California	1	99	4,864	37
Colorado	2	273	7,001	80
Florida	49	6,053	281,478	22,140
Indiana	11	1,051	49,473	293
Iowa	1	201	11,673	69
Kansas	2	190	3,927	19
Kentucky	5	344	23,643	201
Maryland	3	438	27,523	231
Massachusetts	1	124	11,834	79
Mississippi	5	481	37,422	312
Nevada	3	407	20,570	1,567
New Mexico	1	102	3,314	16
North Carolina	6	682	42,627	373
Ohio	2	249	15,805	96
Oklahoma	5	697	19,774	147
Pennsylvania	3	443	18,190	1,596
Tennessee	3	438	34,224	269
Texas	10	1,359	49,021	1,487
Washington	1	168	5,843	43
Wisconsin	4	452	17,244	458

	123	14,784	705,884	29,610
Assisted Living Facilities:
Florida	3	146	3,949	179
Indiana	1	99	2,145	16

	4	245	6,094	195

Total Owned Properties	130	15,314	$722,303	$30,742

(1)	Assisted living and long-term acute care facilities are apartment-like facilities and, therefore, expressed capacity is stated in units (studio, one or two bedroom apartments). Skilled nursing facilities are measured by licensed bed count.

(2)	Investment for owned properties represents the acquisition costs of the assets less any related accumulated depreciation.

(3)	Represents the amount of operating lease income recognized on our audited consolidated statement of income for the year ended December 31, 2006.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CSE.” The high and low sales prices for our common stock as reported by the NYSE for the quarterly periods during 2006 and 2005 were as follows:

	High	Low

2006:
Fourth Quarter	$28.57	$25.66
Third Quarter	$26.05	$22.39
Second Quarter	$25.50	$21.80
First Quarter	$25.35	$21.52
2005:
Fourth Quarter	$25.20	$20.81
Third Quarter	$23.70	$18.64
Second Quarter	$24.28	$17.95
First Quarter	$25.78	$22.01

On February 15, 2007, the last reported sale price of our common stock on the NYSE was $27.00 per share.

Holders

As of December 31, 2006, there were 953 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Dividend Policy

From our initial public offering in August 2003 through December 31, 2005, we did not pay any dividends. We began paying dividends in 2006 in conjunction with our decision to operate as a REIT.

In January 2006, we paid a special dividend of $2.50 per share, or $350.9 million in the aggregate, representing our cumulative undistributed earnings and profits, including earnings and profits of some of our predecessor entities, from our inception through December 31, 2005. We paid this special dividend $70.2 million in cash and $280.7 million in 12.3 million shares of common stock.

We also began paying a regular quarterly dividend, which commenced in the first calendar quarter of 2006. We declared and paid dividends as follows:

Dividend Declared
per Share
2006:
Fourth Quarter	$0.55
Third Quarter	0.49
Second Quarter	0.49
First Quarter	0.49

Total 2006 Dividends Declared	$2.02

For shareholders who held our shares for the entire year, the dividends paid in 2006, totaling $4.52 per share, were classified for tax reporting purposes as follows: $3.21 ordinary dividends, of which $2.35 are qualified dividends, $0.05 short-term capital gain, and $1.26 return on capital. Of the sum of ordinary dividends and short-term capital gains, 0.05% is considered excess inclusion income.

We intend to continue to pay regular cash quarterly dividends that, on an annual basis, represent at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid. Our actual dividend payments on our common stock are subject to final approval from our Board of Directors and are based on our results of operations, cash flow and prospects at the time, as well as any contractual limitations in our debt instruments.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of our repurchases of shares of our common stock for the three months ended December 31, 2006 was as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

October 1 — October 31, 2006	2,963	$26.33	—	—
November 1 — November 30, 2006	14,084	26.84	—	—
December 1 — December 31, 2006	97,137	28.00	—	—

Total	114,184	$27.81

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan.

Performance Graph

The following graph compares the performance of our common stock during the period beginning on August 7, 2003, the date of our initial public offering, to December 31, 2006 with the S&P 500 Index and the S&P 500 Financials Index. The graph depicts the results of investing $100 in our common stock, the S&P 500 Index, and the S&P 500 Financials Index at closing prices on August 7, 2003, assuming all dividends were reinvested. Historical stock performance during this period may not be indicative of future stock performance.

	Base	Period
	Period	Ended	Years Ended December 31,
Company/Index	08/07/2003	12/31/2003	2004	2005	2006
CapitalSource Inc.	$100	$119.1	$141.0	$136.0	$179.4
S&P 500 Index	100	115.0	127.5	133.8	154.9
S&P 500 Financials Index	100	113.5	125.9	134.0	159.7

ITEM 6.	SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with our consolidated financial statements and related notes of CapitalSource Inc., Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information appearing elsewhere in this report. The following tables show selected portions of audited historical consolidated financial data as of and for the five years ended December 31, 2006. We derived our selected consolidated financial data as of and for the five years ended December 31, 2006 from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except per share data)

Results of operations:
Interest income	$1,016,533	$514,652	$313,827	$175,169	$73,591
Fee income	170,485	130,638	86,324	50,596	17,512

Total interest and fee income	1,187,018	645,290	400,151	225,765	91,103
Operating lease income	30,742	—	—	—	—

Total investment income	1,217,760
Interest expense	606,725	185,935	79,053	39,956	13,974

Net investment income	611,035	459,355	321,098	185,809	77,129
Provision for loan losses	81,562	65,680	25,710	11,337	6,688

Net investment income after provision for loan losses	529,473	393,675	295,388	174,472	70,441
Total operating expenses	216,052	143,836	107,748	67,807	33,595
Total other income	37,328	19,233	17,781	25,815	4,736
Noncontrolling interests expense	4,711	—	—	—	—

Net income before income taxes and cumulative effect of accounting change	346,038	269,072	205,421	132,480	41,582
Income taxes(1)	67,132	104,400	80,570	24,712	—

Net income before cumulative effect of accounting change	278,906	164,672	124,851	107,768	41,582
Cumulative effect of accounting change, net of taxes	370	—	—	—	—

Net income	$279,276	$164,672	$124,851	$107,768	$41,582

Net income per share:
Basic	$1.68	$1.36	$1.07	$1.02	$0.43
Diluted	$1.65	$1.33	$1.06	$1.01	$0.42
Average shares outstanding:
Basic	166,273,730	120,976,558	116,217,650	105,281,806	97,701,088
Diluted	169,220,007	123,433,645	117,600,676	107,170,585	99,728,331
Cash dividends declared per share	$2.02	$0.50	$—	$—	$—

(1)	As a result of our decision to elect REIT status beginning with the tax year ended December 31, 2006, we provided for income taxes based on a 39.9% effective tax rate for the income earned by our taxable REIT subsidiaries. We did not provide for any income taxes for the income earned by our qualified REIT subsidiaries for the year ended December 31, 2006. We provided for income taxes on the consolidated income earned based on a 19.4%, 38.8% and 39.2% effective tax rate in 2006, 2005, and 2004, respectively. We provided for income taxes on the income earned from August 7, 2003 through December 31, 2003 based on a 38.0% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and did not provide for income taxes as all income taxes were paid directly by our members.

	December 31,
	2006	2005	2004	2003	2002
	($ in thousands)

Balance sheet data:
Mortgage-related receivables, net	$2,295,922	$39,438	$—	$—	$—
Mortgage-backed securities pledged, trading	3,502,753	323,370	—	—	—
Loans, net	7,520,818	5,687,134	4,140,381	2,339,089	1,036,676
Direct real estate investments, net	722,303	—	—	—	—
Total assets	15,210,574	6,987,068	4,736,829	2,567,091	1,160,605
Repurchase agreements	3,510,768	358,423	—	8,446	—
Unsecured credit facilities	355,685	—	—	—	—
Secured credit facilities	2,183,155	2,450,452	964,843	736,700	239,900
Term debt	5,809,685	1,779,748	2,186,311	920,865	425,615
Convertible debt	555,000	555,000	555,000	—	—
Subordinated debt	446,393	231,959	—	—	—

Total borrowings	12,860,686	5,375,582	3,706,154	1,666,011	665,515
Total shareholders’ equity	2,093,040	1,199,938	946,391	867,132	473,682
Portfolio statistics:
Number of loans closed to date	1,986	1,409	923	504	209
Number of loans paid off to date	(914)	(486)	(275)	(87)	(24)

Number of loans	1,072	923	648	417	185

Total loan commitments	$11,929,568	$9,174,567	$6,379,012	$3,673,369	$1,636,674
Average outstanding loan size	$7,323	$6,487	$6,596	$5,796	$5,804
Average balance of loans outstanding during year	$6,971,908	$5,046,704	$3,287,734	$1,760,638	$672,015
Employees as of year end	548	520	398	285	164

Year Ended December 31,
2006	2005	2004	2003	2002

Performance ratios:
Return on average assets(1)	2.22%	3.04%	3.59%	4.34%	3.49%
Return on average equity(1)	14.63%	15.05%	14.17%	12.37%	7.76%
Yield on average interest earning assets	9.80%	12.15%	11.59%	11.92%	12.40%
Cost of funds	5.79%	4.43%	3.08%	3.32%	3.57%
Net finance margin	4.94%	8.65%	9.30%	9.81%	10.50%
Operating expenses as a percentage of average total assets	1.72%	2.65%	3.09%	3.58%	4.55%
Operating expenses (excluding direct real estate investment depreciation) as a percentage of average total assets	1.62%	2.65%	3.09%	3.58%	4.55%
Efficiency ratio (operating expenses/net interest and fee income and other income)	33.32%	30.05%	31.80%	32.01%	41.03%
Efficiency ratio (operating expenses excluding direct real estate depreciation/net interest and fee income and other income)	31.55%	30.05%	31.80%	32.01%	41.03%
Credit quality and leverage ratios:
60 or more days contractual delinquencies as a percentage of loans (as of year end)	1.12%	0.70%	0.76%	0.18%	0.00%
Loans on non-accrual status as a percentage of loans (as of year end)	2.34%	2.30%	0.53%	0.36%	0.00%
Impaired loans as a percentage of loans (as of year end)	3.58%	3.33%	0.77%	0.63%	0.00%
Net charge offs (as a percentage of average loans)	0.69%	0.27%	0.26%	0.00%	0.00%
Allowance for loan losses as a percentage of loans (as of year end)	1.54%	1.46%	0.82%	0.75%	0.62%
Total debt to equity (as of year end)	6.14	x	4.48	x	3.93	x	1.93	x	1.41	x
Equity to total assets (as of year end)	13.76%	17.17%	19.98%	33.78%	40.81%

(1)	Adjusted to reflect results from our reorganization in 2003 as a “C” corporation. As a limited liability company prior to the August 6, 2003 reorganization, we did not provide for income taxes as all income taxes were paid directly by the members. As a “C” corporation, CapitalSource Inc. is responsible for the payment of all federal and state corporate income taxes. For the years ended December 31, 2003 and 2002, return on average assets and return on average equity were calculated based on unaudited pro forma net income that includes provision for income taxes with a combined federal and state effective tax rate of 38.0%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Highlights

We are a commercial lending, investment and asset management company focused on the middle market. We operate as a REIT and provide senior and subordinate commercial loans, invest in real estate, engage in asset management and servicing activities and invest in residential mortgage assets. We expect to formally make an election to REIT status for 2006 when we file our tax return for the year ended December 31, 2006.

Through our commercial lending and investment activities, our primary goal is to be the provider of financing of choice for middle market businesses that require customized and sophisticated financing. We operate through three principal commercial finance businesses:

•	Healthcare and Specialty Finance, which generally provides first mortgage loans, asset-based revolving lines of credit, real estate lease financing and cash flow loans to healthcare businesses and a broad range of other companies;

•	Structured Finance, which generally engages in commercial and residential real estate finance and also provides asset-based lending to finance companies; and

•	Corporate Finance, which generally provides senior and subordinate loans through direct origination and participation in widely syndicated loan transactions.

In 2006, we grew our asset management business. We completed our first CLO issuance comprising a portfolio of originated and acquired cash flow loans. We also opened warehouse facilities for two additional CLOs that we intend to close over the next 12 months. In addition to our CLO business, we are party to a joint venture to acquire distressed and other types of debt investments. As with our CLOs, we are the asset manager for this joint venture and receive a fee for managing the assets owned by the joint venture. We view these and other potential asset management businesses as complementary opportunities for us to leverage our commercial finance expertise into managing financial assets owned by third parties. We intend to further build out our asset management businesses by focusing on additional product types, which, for example, may include managing subordinated debt and equity investments for others.

To optimize our REIT structure, we also invest in certain residential mortgage assets. As of December 31, 2006, the balance of our residential mortgage investment portfolio was $5.8 billion, which included investments in residential mortgage loans and RMBS.

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

Explanation of Reporting Metrics

Interest Income.  In our Commercial Lending & Investment segment, interest income represents interest earned on our commercial loans. The majority of these loans charge interest at variable rates that generally adjust daily, with an increasing number of loans charging interest at fixed rates. As of December 31, 2006 and 2005, approximately 6% of our outstanding loan balance had a fixed rate of interest. In our Residential Mortgage Investment segment, interest income represents interest earned on our residential mortgage-related receivables and RMBS.

Fee Income.  In our Commercial Lending & Investment segment, fee income represents net fee income earned from our commercial loan operations. Fee income primarily includes the amortization of loan origination fees, net of the direct costs of origination, the amortization of fees related to syndicated loans that we originate and other fees charged to borrowers. We amortize these loan fees into income over the contractual life of our loans and do not take loan fees into income when a loan closes. Loan prepayments may materially affect fee income since, in the period of prepayment, the amortization of remaining net loan origination fees and discounts is accelerated and prepayment penalties may be assessed on the prepaid loans and recognized in the period of the prepayment. We consider both the acceleration of any unamortized fees and fees related to prepayment penalties to be prepayment-related fee income. We currently do not generate fee income in our Residential Mortgage Investment segment.

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

Interest Expense.  Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. In our Commercial Lending & Investment segment, our borrowings consist of repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt. In our Residential Mortgage Investment segment, our borrowings consist of repurchase agreements and term debt. The majority of our borrowings charge interest at variable rates based primarily on one-month LIBOR or commercial paper rates plus a margin. Currently, our convertible debt, three series of our subordinated debt and our term debt issued in connection with our investments in mortgage-related receivables bear a fixed rate of interest. As our borrowings increase and as short term interest rates rise, our interest expense will increase. Deferred financing fees and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

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

Other Income.  In our Commercial Lending & Investment segment, other income (expense) consists of gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with the United States Department of Housing and Urban Development, or HUD, origination activities, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, third-party servicing income and other miscellaneous fees and expenses not attributable to our commercial lending and investment operations. In our Residential Mortgage Investment segment, other income (expense) consists of unrealized appreciation (depreciation) on certain of our residential mortgage investments and gains (losses) on derivatives used to economically hedge the residential mortgage investment portfolio.

Operating Expenses.  Operating expenses for both our Commercial Lending & Investment segment and our Residential Mortgage Investment segment include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses.

Income Taxes.  We expect to formally make an election to REIT status for 2006 under the Code when we file our tax return for our taxable year ended December 31, 2006. Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities, but we will continue to be subject to corporate-level tax on the earnings we derive from our TRSs. We do not expect our Residential Mortgage Investment segment to be subject to corporate-level tax as all assets are considered REIT qualifying assets. A significant portion of our Commercial Lending & Investment segment will remain subject to corporate-level income tax as many of the segment’s assets are originated and held in our TRSs. We were responsible for paying federal, state and local income taxes on all of our income for the years ended December 31, 2005 and 2004.

Adjusted Earnings.  Adjusted earnings represents net income as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), adjusted for certain non-cash items, including real estate depreciation, amortization of deferred financing fees, non-cash equity compensation, unrealized gains and losses on our residential mortgage investment portfolio and related derivatives, unrealized gains and losses on other derivatives and foreign currencies, net unrealized gains and losses on investments, provision for loan losses, charge offs, recoveries, nonrecurring items and the cumulative effect of changes in accounting principles. We view adjusted earnings and the related per share measures as useful and appropriate supplements to net income and earnings per share. These measures serve as an additional measure of our operating performance because they facilitate evaluation of the company without the effects of certain adjustments determined in accordance with GAAP that may not necessarily be indicative of current operating performance. Adjusted earnings should not be considered as an alternative to net income or cash flows (each computed in accordance with GAAP). Instead, adjusted earnings should be reviewed in connection with income and cash flows from operating, investing and financing activities in our consolidated financial statements, to help analyze how our business is performing. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

Operating Results for the Years Ended December 31, 2006, 2005 and 2004

Our results of operations in 2006 continued to be driven primarily by our continued growth as well as the impact of our REIT election. As further described below, the most significant factors influencing our consolidated results of operations for the time period were:

•	A decrease in our effective tax rate;

•	Significant growth in our commercial loan portfolio;

•	Addition of operating lease income related to our direct real estate investments;

•	Increased borrowings to fund our growth;

•	Increased operating expenses, including higher employee compensation related to increases in the number of our employees;

•	An increase in short-term interest rates; and

•	Decreased lending and borrowing spreads.

Our consolidated operating results for the year ended December 31, 2006 compared to the year ended December 31, 2005 and for the year ended December 31, 2005 compared to the year ended December 31, 2004 were as follows:

	Year Ended				Year Ended
	December 31,				December 31,
	2006	2005	$ Change	% Change	2005	2004	$ Change	% Change
	($ in thousands)				($ in thousands)

Interest income	$1,016,533	$514,652	$501,881	98%	$514,652	$313,827	$200,825	64%
Fee income	170,485	130,638	39,847	31%	130,638	86,324	44,314	51%
Operating lease income	30,742	—	30,742	N/A	—	—	—	N/A
Interest expense	606,725	185,935	420,790	226%	185,935	79,053	106,882	135%
Provision for loan losses	81,562	65,680	15,882	24%	65,680	25,710	39,970	155%
Operating expenses	216,052	143,836	72,216	50%	143,836	107,748	36,088	33%
Other income	37,328	19,233	18,095	94%	19,233	17,781	1,452	8%
Noncontrolling interests expense	4,711	—	4,711	N/A	—	—	—	N/A
Income taxes	67,132	104,400	(37,268)	(36)%	104,400	80,570	23,830	30%
Cumulative effect of accounting change, net of taxes	370	—	370	N/A	—	—	—	N/A
Net income	279,276	164,672	114,604	70%	164,672	124,851	39,821	32%

Our consolidated yields on income earning assets and the costs of interest bearing liabilities for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
	2006			2005
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$1,016,533	8.39%		$514,652	9.69%
Fee income		170,485	1.41		130,638	2.46

Total interest earning assets (1)	$12,112,492	1,187,018	9.80	$5,309,530	645,290	12.15
Total direct real estate investments	260,313	30,742	11.81	—	—	—

Total income earning assets	12,372,805	1,217,760	9.84	5,309,530	645,290	12.15
Total interest bearing liabilities (2)	10,479,447	606,725	5.79	4,193,128	185,935	4.43

Net finance spread		$611,035	4.05%		$459,355	7.72%

Net finance margin			4.94%			8.65%

(1)	Interest earning assets include cash, restricted cash, mortgage-related receivables, RMBS, loans, and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Comparison of the Years Ended December 31, 2006 and 2005

All amounts below relating to our Commercial Lending & Investment segment for the year ended December 31, 2006 are compared to our consolidated results for the year ended December 31, 2005 as we did not report our operations in segments in 2005, and all activity for the year ended December 31, 2005 was related to commercial lending and investment activity. All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Interest Income

In our Commercial Lending & Investment segment, interest income was $749.0 million for the year ended December 31, 2006, an increase of $234.4 million, or 46%, from total interest income for the year ended December 31, 2005. This increase was due to the growth in average interest earning assets, primarily loans, of $2.0 billion, or 37%, as well as an increase in the interest component of yield to 10.27% for the year ended December 31, 2006 from 9.69% for the year ended December 31, 2005. The increase in the interest component of yield was largely due to the increase in short-term interest rates, partially offset by a decrease in our lending spread. During the year ended December 31, 2006, our commercial lending spread to average one-month LIBOR was 5.18% compared to 6.31% for the year ended December 31, 2005. This decrease in lending spread reflects overall trends in financial markets, the increase in competition in our markets, as well as the changing mix of our commercial lending portfolio as we pursue the expanded opportunities afforded to us by our decision to elect to be taxed as a REIT. By operating as a REIT, we can make the same, or better, after tax return on a loan with a lower interest rate than on a loan with a higher interest rate originated prior to our decision to elect to be taxed as a REIT. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

In our Residential Mortgage Investment segment, interest income was $267.5 million for the year ended December 31, 2006. Included in this amount is the amortization of purchase discounts on our investments in RMBS and mortgage-related receivables, which are amortized into income using the interest method. Average interest earning assets, which consist primarily of residential mortgage-related receivables and RMBS, were $4.8 billion as of December 31, 2006. Yield on average interest earning assets was 5.55% for the year ended December 31, 2006.

Fee Income

In our Commercial Lending & Investment segment, the increase in fee income was primarily the result of the growth in interest earning assets as well as an increase in prepayment-related fee income, which totaled $66.7 million for the year ended December 31, 2006 compared to $34.4 million for the year ended December 31, 2005. Prepayment-related fee income contributed 0.92% and 0.65%, to yield for the years ended December 31, 2006 and 2005, respectively. Yield from fee income decreased to 2.34% for the year ended December 31, 2006 from 2.46% for year ended December 31, 2005.

Operating Lease Income

In our Commercial Lending & Investment segment, $30.7 million of operating lease income was earned in connection with our direct real estate investments acquired during the year ended December 31, 2006.

Interest Expense

We fund our growth largely through borrowings. In our Commercial Lending & Investment segment, interest expense was $356.2 million for the year ended December 31, 2006, an increase of $170.2 million, or 92%, from total interest expense for the year ended December 31, 2005. This increase in interest expense was primarily due to an increase in average borrowings of $1.6 billion, or 39%, as well as rising interest rates during the year. Our cost of borrowings increased to 6.12% for the year ended December 31, 2006 from 4.43% for the year ended December 31, 2005. This increase was the result of rising interest rates, the use of our unsecured credit facility, which has a higher borrowing spread relative to our secured credit facilities, and an increase in the amortization of deferred financing fees. The increase in deferred financing fees was primarily due to additional financings and higher loan prepayments on loans that secure our term debt. These increases were partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our overall borrowing spread to average one-month LIBOR for the year ended December 31, 2006 was 1.03% compared to 1.05% for the year ended December 31, 2005.

In our Residential Mortgage Investment segment, interest expense was $250.6 million for the year ended December 31, 2006, resulting from average borrowings of $4.7 billion. Our cost of borrowings for this segment was 5.31% for the year ended December 31, 2006.

Net Finance Margin

In our Commercial Lending & Investment segment, net finance margin, defined as net investment income (which includes interest, fee and operating lease income less interest expense) divided by average income earning assets, was 7.86% for the year ended December 31, 2006, a decrease of 79 basis points from 8.65% for the year ended December 31, 2005. The decrease in net finance margin was primarily due to the increase in interest expense resulting from a higher cost of funds, offset partially by an increase in yield on total income earning assets resulting from higher loan prepayments. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 6.46% for the year ended December 31, 2006, a decrease of 126 basis points from 7.72% for the year ended December 31, 2005. Gross yield is the sum of interest, fee and operating lease income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Lending & Investment segment for the year ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
	2006			2005
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$749,011	10.27%		$514,652	9.69%
Fee income		170,485	2.34		130,638	2.46

Total interest earning assets (1)	$7,293,568	919,496	12.61	$5,309,530	645,290	12.15
Total direct real estate investments	260,313	30,742	11.81	—	—	—

Total income earning assets	7,553,881	950,238	12.58	5,309,530	645,290	12.15
Total interest bearing liabilities (2)	5,823,368	356,164	6.12	4,193,128	185,935	4.43

Net finance spread		$594,074	6.46%		$459,355	7.72%

Net finance margin			7.86%			8.65%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

In our Residential Mortgage Investment segment, net finance spread was 0.24% for the year ended December 31, 2006. Net finance spread is the difference between yield on interest earning assets of 5.55% and the cost of our interest bearing liabilities of 5.31% for the year ended December 31, 2006. Interest earning assets include cash, restricted cash, mortgage-related receivables and RMBS. Interest bearing liabilities include repurchase agreements and term debt.

Provision for Loan Losses

The increase in the provision for loan losses in our Commercial Lending & Investment segment is the result of growth in our commercial loan portfolio, an increase in the balance of impaired loans in the portfolio and additional allocated reserves recorded during the year ended December 31, 2006.

Other Income

In our Commercial Lending & Investment segment, other income was $34.8 million for the year ended December 31, 2006, an increase of $15.6 million, or 81%, from total other income for the year ended December 31, 2005. The increase in other income was primarily attributable to the receipt of a break-up fee of $4.5 million related to a prospective loan, a $2.9 million increase in net realized and unrealized gains in our equity investments, a $2.6 million increase on net gains on derivatives, a $2.1 million increase in income relating to our equity interests in certain non-consolidated entities and a $1.9 million increase in diligence deposits forfeited. These increases were partially offset by a $3.1 million decrease in third-party servicing fees and a $2.5 million loss incurred on the extinguishment of debt in connection with one of our direct real estate investments entered into during the year ended December 31, 2006.

In our Residential Mortgage Investment segment, other income consisted of a gain on the residential mortgage investment portfolio of $2.5 million for the year ended December 31, 2006. This gain was attributable to net realized and unrealized gains on related derivative instruments of $7.3 million, partially offset by net realized and unrealized losses on residential mortgage investments of $4.8 million.

Included in unrealized gains on derivative instruments is not only the change in fair value of these instruments, but also the net of interest income and expense accruals related to certain of our derivatives.

Operating Expenses

The increase in consolidated operating expenses was primarily due to higher total employee compensation, which increased $40.9 million, or 43%. The higher employee compensation was attributable to an increase in our average number of employees to 555 for the year ended December 31, 2006, from 457 for the year ended December 31, 2005, as well as higher incentive compensation, including an increase in the value of restricted stock awards and stock options granted. For the years ended December 31, 2006 and 2005, incentive compensation totaled $69.2 million and $44.5 million, respectively. Incentive compensation comprises annual bonuses, as well as stock options and restricted stock awards, which generally have a three- to five-year vesting period. The remaining increase in operating expenses for the year ended December 31, 2006 was primarily attributable to an increase of $12.2 million in professional fees, an increase of $11.9 million in depreciation and amortization primarily resulting from our direct real estate investments, an increase of $2.2 million in travel and entertainment expenses and an increase of $3.5 million in other general business expenses. Operating expenses in our Residential Mortgage Investment segment, which consist primarily of compensation and benefits, professional fees and other direct expenses, were $8.6 million for the year ended December 31, 2006.

In our Commercial Lending & Investment segment, operating expenses as a percentage of average total assets increased slightly to 2.69% for the year ended December 31, 2006 from 2.65% for the year ended December 31, 2005. Our Commercial Lending & Investment segment’s efficiency ratio, which represents operating expenses as a percentage of net investment income and other income, increased to 32.98% for the year ended December 31, 2006 from 30.05% for the year ended December 31, 2005 primarily attributable to the increase in operating expenses described above.

Income Taxes

Our effective tax rate on our consolidated net income was 19.4% for the year ended December 31, 2006, which is impacted by a reduction in net deferred tax liabilities as a result of our REIT election. Our effective income tax rate for the year ended December 31, 2006 attributable to our TRSs was 39.9%. Our effective tax rate was 38.8% for the year ended December 31, 2005.

Adjusted Earnings

Adjusted earnings, as previously defined, were $425.7 million, or $2.51 per diluted share, for the year ended December 31, 2006. A reconciliation of our reported net income to adjusted earnings for the year ended December 31, 2006 was as follows ($ in thousands, except per share data):

Net income	$279,276
Add:
Real estate depreciation (1)	10,323
Amortization of deferred financing fees	30,842
Non-cash equity compensation	33,294
Net unrealized loss on residential mortgage investment portfolio, including related derivatives (2)	5,862
Unrealized gain on derivatives and foreign currencies, net	(1,470)
Unrealized loss on investments, net	7,524
Provision for loan losses	81,662
Recoveries (3)	—
Less:
Charge offs (4)	16,510
Nonrecurring items (5)	4,725
Cumulative effect of accounting change, net of taxes	370

Adjusted earnings	$425,708

Net income per share:
Basic — as reported	$1.68
Diluted — as reported	$1.65
Average shares outstanding:
Basic — as reported	166,273,730
Diluted — as reported	169,220,007
Adjusted earnings per share:
Basic	$2.56
Diluted (6)	$2.51
Average shares outstanding:
Basic	166,273,730
Diluted (7)	171,551,972

(1)	Depreciation for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes adjustments to reflect the period change in fair value of RMBS and related derivative instruments.

(3)	Includes all recoveries on loans during the period.

(4)	To the extent we experience losses on loans for which we specifically provided a reserve prior to January 1, 2006, there will be no adjustment to earnings. All charge offs incremental to previously established allocated reserves will be deducted from net income.

(5)	Represents the write-off of a net deferred tax liability recorded in connection with our conversion to a REIT for the year ended December 31, 2006.

(6)	Adjusted to reflect the impact of adding back noncontrolling interests expense of $4.7 million to adjusted earnings due to the application of the if-converted method on non-managing member units, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share for all periods presented.

(7)	Adjusted to include average non-managing member units of 2,331,965, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Comparison of the Years Ended December 31, 2005 and 2004

Interest Income

The increase in interest income was due to the growth in average interest earning assets of $1.9 billion, or 54%, as well as an increase in the interest component of yield to 9.69% for the year ended December 31, 2005 from 9.09% for the year ended December 31, 2004. Interest earning assets increased during 2005 primarily from the growth in loans in our commercial lending portfolio. The increase in the interest component of yield was largely due to the increase in short-term interest rates, offset by a decrease in our lending spread. During 2005, our overall lending spread to the average prime rate was 3.50% compared to 4.80% for the year ended December 31, 2004. This decrease in lending spread reflects both the increase in competition in our markets, as well as the changing mix of our commercial lending portfolio toward a greater percentage of asset-based and real estate loans. Fluctuations in yields are driven by a number of factors including the coupon on new loan originations, the coupon on loans that pay down or pay off and the effect of external interest rates.

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

Interest Expense

We fund our growth largely through borrowings. Consequently, the increase in our interest expense was primarily due to an increase in average borrowings of $1.6 billion, or 63%, as well as rising interest rates during the period. Our cost of borrowings increased to 4.43% for the year ended December 31, 2005 from 3.08% for the year ended December 31, 2004. This increase was the result of rising interest rates and an increase in amortization of deferred financing fees due to additional financings and higher loan prepayments in our term debt, partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our overall borrowing spread to average one-month LIBOR for the year ended December 31, 2005 was 1.05% compared to 1.58% for the year ended December 31, 2004.

Net Finance Margin

Net finance margin, defined as net interest income divided by average interest earning assets, was 8.65% for the year ended December 31, 2005, a decline of 65 basis points from 9.30% for the year ended December 31, 2004. The decrease in net finance margin was primarily due to the increase in interest expense resulting from a higher cost of funds and higher leverage, offset partially by an increase in yield. Net finance spread, the difference between our gross yield on interest earning assets and the cost of our interest bearing liabilities, was 7.72% for the year ended December 31, 2005, a decrease of 79 basis points from 8.51% for the year ended December 31, 2004. Gross yield is the sum of interest and fee income divided by our average interest earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of interest earning assets and the costs of interest bearing liabilities for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
	2005			2004
		Interest and			Interest and
	Weighted	Fee Income/	Average	Weighted	Fee Income/	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	($ in thousands)

Interest earning assets:
Interest income		$514,652	9.69%		$313,827	9.09%
Fee income		130,638	2.46		86,324	2.50

Total interest earning assets (1)	$5,309,530	645,290	12.15	$3,453,888	400,151	11.59
Total interest bearing liabilities (2)	4,193,128	185,935	4.43	2,567,077	79,053	3.08

Net finance spread		$459,355	7.72%		$321,098	8.51%

Net finance margin (net yield on interest earning assets)			8.65%			9.30%

(1)	Interest earning assets include cash, restricted cash, mortgage-backed securities accounted for on a gross basis, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements accounted for on a gross basis, secured credit facilities, term debt, convertible debt and subordinated debt.

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

Operating Expenses

The increase in operating expenses was primarily due to higher total employee compensation, which increased $22.6 million, or 31%. The higher employee compensation was attributable to an increase in employees to 520 as of December 31, 2005 from 398 as of December 31, 2004, as well as higher incentive compensation, including an increase in restricted stock awards granted during 2005. A significant portion of employee compensation is composed of annual bonuses and restricted stock awards, which generally have a three to five year vesting period. During 2004, we established a variable methodology for employee bonuses partially based on the performance of the company, pursuant to which we accrued for employee bonuses throughout the year. For the years ended December 31, 2005 and 2004, incentive compensation totaled $44.5 million and $34.7 million, respectively. In the fourth quarter 2005, we reversed $3.7 million of accrued incentive compensation that was recorded in the first three quarters of 2005. This reversal was made to align overall incentive compensation, for our Chief Executive Officer and our Vice Chairman and former Chief Investment Officer with financial performance targets. The remaining $13.5 million increase in operating expenses for the year ended December 31, 2005 was attributable to an increase of $8.0 million in professional fees incurred in connection with our REIT election plan, an increase of $2.0 million in rent, an increase of $1.7 million in travel and entertainment, an increase of $0.4 million in depreciation and amortization and an increase of $1.4 million in other general business expenses.

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

Financial Condition

Commercial Lending & Investment Segment

Portfolio Composition

We provide commercial loans to businesses that require customized and sophisticated financing. We also invest in real estate and selectively make equity investments. As of December 31, 2006 and 2005, our commercial lending and investment portfolio comprised the following:

	December 31,
	2006	2005
	($ in thousands)

Commercial loans	$7,850,198	$5,987,743
Direct real estate investments	722,303	—
Equity investments	150,090	126,393

Total	$8,722,591	$6,114,136

Commercial Lending Portfolio Composition

Our total commercial loan portfolio reflected in the portfolio statistics below includes loans, loans held for sale and receivables under reverse-repurchase agreements. The composition of our commercial loan portfolio by loan type and by commercial finance business as of December 31, 2006 and 2005 was as follows:

	December 31,
	2006		2005
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured asset-based loans (1)	$2,599,014	33%	$2,022,123	34%
First mortgage loans (1)	2,542,222	32	1,970,709	33
Senior secured cash flow loans (1)	2,105,152	27	1,740,184	29
Subordinate loans	603,810	8	254,727	4

Total	$7,850,198	100%	$5,987,743	100%

Composition of loan portfolio by business:
Healthcare and Specialty Finance	$2,775,748	35%	$2,281,419	38%
Structured Finance	2,839,716	36	1,909,149	32
Corporate Finance	2,234,734	29	1,797,175	30

Total	$7,850,198	100%	$5,987,743	100%

(1)	Includes Term B loans.

We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by commercial finance business as of December 31, 2006 was as follows:

				Average Loan
	Number	Average	Number of	Size per
	of Loans	Loan Size	Clients	Client
	($ in thousands)

Composition of loan portfolio by business:
Healthcare and Specialty Finance	445	$6,238	304	$9,131
Structured Finance	255	11,136	216	13,147
Corporate Finance	372	6,007	172	12,993

Overall loan portfolio	1,072	7,323	692	11,344

The scheduled maturities of our commercial loan portfolio by loan type as of December 31, 2006 were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Scheduled maturities by loan type:
Senior secured asset-based loans (1)	$647,092	$1,949,704	$2,218	$2,599,014
First mortgage loans (1)	771,500	1,595,166	175,556	2,542,222
Senior secured cash flow loans (1)	276,151	1,686,068	142,933	2,105,152
Subordinate loans	150,399	135,425	317,986	603,810

Total	$1,845,142	$5,366,363	$638,693	$7,850,198

(1)	Includes Term B loans.

The dollar amounts of all fixed-rate and adjustable-rate commercial loans by loan type as of December 31, 2006 were as follows:

	Adjustable	Fixed
	Rates	Rates	Total
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured asset-based loans (1)	$2,562,916	$36,098	$2,599,014
First mortgage loans (1)	2,198,996	343,226	2,542,222
Senior secured cash flow loans (1)	2,087,634	17,518	2,105,152
Subordinate loans	530,146	73,664	603,810

Total	$7,379,692	$470,506	$7,850,198

Percentage of total loan portfolio	94%	6%	100%

(1)	Includes Term B loans.

As of December 31, 2006, our Healthcare and Specialty Finance, Structured Finance and Corporate Finance businesses had commitments to lend up to an additional $2.1 billion, $1.5 billion and $0.5 billion, respectively, to 304, 216 and 172 existing clients, respectively. Throughout 2006, the mix of outstanding loans in our commercial loan portfolio has shifted to a greater percentage of first mortgage and asset-based loans, including complementary fixed rate and low leverage real estate products, which have become more attractive as a result of our status as a REIT.

Credit Quality and Allowance for Loan Losses

As of December 31, 2006 and 2005, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	December 31,
Commercial Loan Asset Classification	2006	2005
	($ in thousands)

Loans 60 or more days contractually delinquent	$88,067	$41,785
Non-accrual loans(1)	183,483	137,446
Impaired loans(2)	281,377	199,257
Less: loans in multiple categories	(230,469)	(175,070)

Total	$322,458	$203,418

Total as a percentage of total loans	4.11%	3.40%
Total as a percentage of all commercial assets	3.76%	3.40%

(1)	Includes commercial loans with an aggregate principal balance of $47.0 million and $37.6 million as of December 31, 2006 and 2005, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	Includes commercial loans with an aggregate principal balance of $47.0 million and $37.6 million as of December 31, 2006 and 2005, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $183.5 million and $137.4 million as of December 31, 2006 and 2005, respectively, which were also classified as loans on non-accrual status.

Reflective of principles established in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement. In this regard, impaired loans includes those loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of, contractual payments due to us.

During the year ended December 31, 2006, we classified commercial loans with an aggregate carrying value of $194.7 million as of December 31, 2006 as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of December 31, 2006, commercial loans with an aggregate carrying value of $194.7 million were classified as troubled debt restructurings. Additionally, under SFAS No. 114, loans classified as troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans classified as troubled debt restructurings was $31.5 million as of December 31, 2006. For the year ended December 31, 2005, commercial loans with an aggregate carrying value of $73.7 million as of December 31, 2005 were classified as troubled debt restructurings. The allocated reserve for commercial loans classified as troubled debt restructurings was $13.6 million as of December 31, 2005.

Middle market lending involves credit risks that we believe will result in further credit losses in our portfolio. We have provided an allowance for loan losses to cover estimated losses inherent in our commercial loan portfolio. Our allowance for loan losses was $120.6 million and $87.4 million as of December 31, 2006 and 2005, respectively. These amounts equate to 1.54% and 1.46% of gross loans as of December 31, 2006 and 2005, respectively. This increase is primarily due to additional charge offs recognized during the year ended December 31, 2006 as compared to the year ended December 31, 2005. Of our total allowance for loan losses as of December 31, 2006 and 2005, $37.8 million and $33.1 million, respectively, were allocated to impaired loans. During the years ended December 31, 2006 and 2005, we charged off loans totaling $48.0 million and $13.5 million, respectively. Net charge offs as a percentage of average loans were 0.69% and 0.27% for the years ended December 31, 2006 and 2005, respectively.

Direct Real Estate Investments

During 2006, we began acquiring real estate for long-term investment purposes. These direct real estate investments are generally leased to clients through the execution of long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of December 31, 2006, we had $722.3 million in direct real estate investments which consisted primarily of land and buildings.

Equity Investments

We commonly acquire equity interests in connection with loans to clients. These investments include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments. In the past, we have also invested in debt securities, the majority of which were sold during the year ended December 31, 2006.

As of December 31, 2006 and 2005, the carrying values of our investments in our Commercial Lending & Investment segment were $150.1 million and $126.4 million, respectively. Included in these balances were investments carried at fair value totaling $34.6 million and $60.7 million, respectively.

Residential Mortgage Investment Segment

Portfolio Composition

We invest directly in residential mortgage investments and as of December 31, 2006 and 2005, our portfolio of residential mortgage investments was as follows:

	December 31,
	2006	2005
	($ in thousands)

Mortgage-related receivables(1)	$2,295,922	$—
Residential mortgage-backed securities:
Agency(2)	3,502,753	2,290,952
Non-Agency(2)	34,243	—

Total	$5,832,918	$2,290,952

(1)	Represents secured receivables that are backed by adjustable rate residential prime mortgage loans.

(2)	See following paragraph for a description of these securities.

We invest in RMBS, which are securities collateralized by residential mortgage loans. These Agency MBS include mortgage-backed securities whose payments of principal and interest are guaranteed by Fannie Mae or Freddie Mac. We also have invested in Non-Agency MBS, which are RMBS that are not issued by Fannie Mae or Freddie Mac and that are credit-enhanced through various mechanisms inherent in the corresponding securitization structures. Substantially all of our RMBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying audited consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying audited consolidated balance sheets. The coupons on the loans underlying RMBS are fixed for stipulated periods of time and then reset annually thereafter. The weighted average net coupon of Agency MBS in our portfolio was 4.89% as of December 31, 2006 and the weighted average reset date for the portfolio was approximately 46 months. The weighted average net coupon of Non-Agency MBS in our portfolio was 8.41% as of December 31, 2006. The fair values of our Agency MBS and Non-Agency MBS were $3.5 billion and $34.2 million, respectively, as of December 31, 2006.

As of December 31, 2005, we owned $2.0 billion of Agency MBS that were simultaneously financed with repurchase agreements with the same counterparty from whom the investments were purchased. Because of this purchase and financing relationship, these transactions were recorded net on our accompanying audited consolidated balance sheet as of December 31, 2005 such that a forward commitment to purchase Agency MBS was recognized for financial statement purposes as well as a margin-related cash deposit that was made in connection with the related repurchase agreements. These commitments, which were accounted for as derivatives, were considered forward commitments to purchase mortgage-backed securities and were recorded at their estimated fair value with changes in fair value included in income for the year ended December 31, 2005. The fair value, including accrued interest, of these forward commitments to purchase Agency MBS was $11.8 million as of December 31, 2005. In March 2006, we exercised our right to substitute collateral assigned to repurchase agreements that were executed to finance the purchase of Agency MBS. In so doing, we concluded that we obtained effective control over the Agency MBS and, therefore, recognized acquired Agency MBS and the principal balance of amounts used pursuant to the corresponding repurchase agreements on our balance sheet at fair value at the date the substitution was completed.

As of December 31, 2006, we had $2.3 billion in mortgage-related receivables secured by prime residential mortgage loans. As of December 31, 2006, the weighted average interest rate on these receivables was 5.38%, and the weighted average contractual maturity was approximately 29 years. See further discussion on our accounting treatment of mortgage-related receivables in Note 4, Mortgage-Related Receivables and Related Owners Trust Securitizations, in our accompanying audited consolidated financial statements for the year ended December 31, 2006.

Credit Quality and Allowance for Loan Losses

We recorded a provision for loan losses of $0.4 million related to our mortgage-related receivables during the year ended December 31, 2006 and the allowance for loan losses was $0.4 million as of December 31, 2006. To date, we have experienced no charge offs on these investments.

Financing

We have financed our investments in RMBS primarily through repurchase agreements. As of December 31, 2006 and 2005, our outstanding repurchase agreements totaled $3.4 billion and $2.2 billion, respectively. As of December 31, 2006, repurchase agreements that we executed had maturities of between 8 and 38 days and a weighted average borrowing rate of 5.32%.

Our investments in residential mortgage-related receivables were financed primarily through debt issued in connection with two securitization transactions. As of December 31, 2006, the total outstanding balance of these debt obligations was $2.3 billion. The interest rates on all classes of the notes within each securitization are fixed for various periods of time and then reset annually thereafter, with a weighted average interest rate of 4.94% as of December 31, 2006. The notes within each securitization are expected to mature at various dates through 2036.

The interest rates on our repurchase agreements, securitization-based debt and other financings may change at different times and in different magnitudes than the interest rates earned on our residential mortgage investments. See Market Risk Management below for a discussion of our interest rate risk management program related to our residential mortgage investment portfolio.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, which include funding our existing commercial loan and investment commitments, acquiring residential mortgage investments, funding ongoing commitments to repay borrowings, paying dividends and for other general business purposes. Our primary sources of funds consist of cash flows from operations, borrowings under our existing and future repurchase agreements, credit facilities, term debt, subordinated debt and convertible debt, proceeds from issuances of equity and other sources. We believe these sources of financing are sufficient to meet our short-term liquidity needs. We have applied for an Industrial Loan Corporation charter with the Federal Deposit Insurance Corporation (“FDIC”). If the charter is granted, we expect to obtain additional funds through the brokered deposit market.

As of December 31, 2006, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $1.1 billion. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund unfunded commitments generally is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. Provided our clients’ additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

As a result of our decision to make an election to REIT status, we may continue to acquire additional residential mortgage investments. As discussed below, we have funded and expect to continue to fund these purchases primarily through repurchase agreements and term debt using leverage consistent with industry standards for these assets.

We will determine our long-term liquidity and capital resource requirements based on the growth rate of our portfolio and other assets. Additionally, as a REIT, our growth must be funded largely by external sources of capital due to the requirement to distribute at least 90% of our REIT taxable income to our shareholders to qualify as a REIT. We are not required to distribute the taxable income related to our TRSs and, therefore, have the flexibility to retain these earnings. We intend to pay dividends at least equal to 90% of our REIT taxable income. We may cause our TRSs to pay dividends to us to increase our REIT taxable income, subject to the REIT gross income limitations. If we are limited in the amount of dividends we can receive from our TRSs, we intend to use other sources of cash to fund dividend payments. In 2006, our TRSs paid a $75.0 million dividend to us.

We anticipate that we will need to raise additional capital from time to time to support our growth. In addition to raising equity, we plan to continue to access the debt market for capital and to continue to explore additional sources of financing. We expect these financings will include additional secured and unsecured credit facilities, secured and unsecured term debt, subordinated debt, repurchase agreements, equity-related securities such as convertible debt and/or other financing sources. We cannot assure you, however, that we will have access to any of these funding sources in the future.

Cash and Cash Equivalents

As of December 31, 2006 and 2005, we had $396.2 million and $323.9 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments.

We had $240.9 million and $284.8 million of restricted cash as of December 31, 2006 and 2005, respectively. The restricted cash primarily represents both principal and interest collections on loans collateralizing our term debt and on loans pledged to our credit facilities. We also have restricted cash representing other items such as client holdbacks, escrows and securities pledged as collateral to secure our repurchase agreements and related derivatives. Principal repayments, interest rate swap payments, interest payable and servicing fees are deducted from the monthly principal and interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Sources and Uses of Cash

For the years ended December 31, 2006 and 2005, we used cash from operations of $0.4 million and $224.7 million, respectively. Included within these amounts are cash outflows related to the purchase of Agency MBS that are classified as trading investments and loans held for sale. For the year ended December 31, 2004, we generated cash flow from operations of $140.8 million.

Cash from our financing activities is generated from proceeds from our issuance of equity, borrowings on our repurchase agreements, credit facilities and term debt and from our issuance of convertible debt and subordinated debt. Our financing activities primarily use cash to repay term debt borrowings and to pay cash dividends. For the years ended December 31, 2006, 2005 and 2004, we generated cash flow from financing activities of $4.8 billion, $2.1 billion and $1.9 billion, respectively.

Investing activities primarily relate to loan origination, purchases of residential mortgage investments, primarily mortgage-related receivables, and acquisitions of direct real estate investments. For the years ended December 31, 2006, 2005 and 2004, we used cash in investing activities of $4.8 billion, $1.7 billion and $2.0 billion, respectively.

Borrowings

As of December 31, 2006 and 2005, we had outstanding borrowings totaling $12.9 billion and $5.4 billion, respectively. Borrowings under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt have supported our growth. For a detailed discussion of our borrowings, see Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2006.

Our funding sources, maximum facility amounts, amounts outstanding, and unused available commitments, subject to certain minimum equity requirements and other covenants and conditions as of December 31, 2006 were as follows:

	Maximum
	Facility	Amount	Unused
Funding Source	Amount	Outstanding	Capacity (2)
	($ in thousands)

Repurchase agreements	$3,810,768	$3,510,768	$300,000
Unsecured credit facilities	640,000	355,685	284,315
Secured credit facilities	4,310,820	2,183,155	2,127,665

Subtotal	$8,761,588	6,049,608	$2,711,980

Term debt(1)		5,809,685
Convertible debt(1)		555,000
Subordinated debt(1)		446,393

Total		$12,860,686

(1)	Our term debt, convertible debt and subordinated debt are one-time fundings that do not provide any ability for us to draw down additional amounts.
(2)	Excludes issued and outstanding letters of credit totaling $130.1 million as of December 31, 2006.

Our overall debt strategy emphasizes diverse sources of financing including both secured and unsecured financings. As of December 31, 2006, approximately 89% of our debt was collateralized by our loans and residential mortgage investments and 11% was unsecured. We intend to increase our percentage of unsecured debt over time through both unsecured credit facilities and unsecured term debt. Fitch Ratings issued an investment grade rating to our senior unsecured debt during 2005. As we continue to grow, we expect to obtain investment grade ratings from other rating agencies and to improve these ratings over time. As our ratings improve, we should be able to issue more unsecured debt relative to the amount of our secured debt. In any case, we intend to maintain prudent levels of leverage and currently expect our debt to equity ratio on our commercial lending portfolio to remain below 5x.

Repurchase Agreements

We entered into seven new master repurchase agreements during the year ended December 31, 2006. We also borrowed under our new and existing repurchase agreements with various financial institutions to finance purchases of RMBS during the year. RMBS and short term liquid investments collateralize our repurchase agreements as of December 31, 2006. Substantially all of our repurchase agreements and related derivative instruments require us to deposit additional collateral if interest rates change or the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings.

Credit Facilities

During the year ended December 31, 2006, we increased our committed credit facility capacity by $870.6 million to $5.0 billion. This net increase in capacity primarily resulted from the addition of a $640.0 million unsecured credit facility, the addition of a $834.8 million secured credit facility in our QRS and a $930.0 million capacity increase in our previously existing QRS secured credit facility. These increases were partially offset by decreased capacity, totaling $1.5 billion, in one of our TRS’s subsidiary’s credit facilities. As of December 31, 2006, we had seven credit facilities, six of which are secured and one of which is unsecured, with a total of 20 financial institutions that we primarily use to fund our loans and for general corporate purposes. To date, many loans have been held, or warehoused, in our secured credit facilities until we complete a term debt transaction in which we securitize a pool of loans from these facilities. We primarily use the proceeds from our term debt transactions to pay down our credit facilities, which results in increased capacity to redraw on them as needed. As of December 31, 2006, one of our credit facilities, with a total capacity of $906.0 million, is scheduled to mature within one year. The amount outstanding under this facility was $403.4 million as of December 31, 2006. Our other six credit facilities, with a total capacity of $4.1 billion, have scheduled maturity dates between one and three years, of which $3.1 billion is subject to annual renewal.

In addition, in December 2006, we entered into a $287.1 million loan agreement with Column Financial Inc. to finance the acquisition of 65 of the healthcare properties we hold as direct real estate investments. Under the terms of this agreement, we are required to make monthly payments based upon a 25-year amortization and an interest rate equal to the sum of the bid side yield of a U.S. Treasury obligation having a maturity of January 2017 plus the prevailing ten-year U.S. Treasury swap rate plus 1.90%. Under the terms of a letter agreement signed at closing, we were provided with an option to modify the loan agreement by mutual consent or to prepay the outstanding principal balance without penalty. As extended this option expires on March 29, 2007. As of December 31, 2006, the balance of this loan agreement is included in secured credit facilities on our accompanying audited consolidated balance sheet.

Term Debt

In April 2006, we completed a $782.3 million term debt transaction. The transaction covers the sale of $715.8 million of floating-rate asset-backed notes, which are backed by a $782.3 million diversified pool of commercial loans from our TRS portfolio. The offered notes represent 91.5% of the collateral pool, and we retained an 8.5% interest in the collateral pool. The blended pricing for the offered notes (excluding fees) was one-month LIBOR plus 25.3 basis points. We used the proceeds primarily to repay outstanding indebtedness under certain of our credit facilities.

In September 2006, we completed a $1.5 billion term debt transaction that includes a three-year replenishment period allowing us, subject to certain restrictions, to reinvest principal payments into new loan collateral from our TRSs. The transaction covers the sale of $1.3 billion of floating-rate asset-backed notes, which are backed by a $1.5 billion diversified pool of senior and subordinated commercial loans from our TRS portfolio. The value of the offered notes represents 88.5% of the value of the collateral pool, and we retained an 11.5% interest in the collateral pool. The blended pricing for the offered notes (excluding fees) was one-month LIBOR plus 39.4 basis points. In October 2006, we sold $20.0 million of the floating-rate asset-backed notes initially retained, increasing the total value of the notes sold to 89.8% of the value of the collateral pool. We used the proceeds from this offering primarily to repay outstanding indebtedness under certain of our credit facilities.

In December 2006, we completed our inaugural term debt issuance from our QRS, which was a $1.3 billion term debt transaction that includes a five-year replenishment period allowing us, subject to certain restrictions, to reinvest principal payments into new loan collateral. The transaction covers the sale of $1.2 billion of floating-rate asset-backed notes which are backed by a $1.3 billion diversified pool of commercial real estate loans from our QRS portfolio. The value of the offered notes represents 91.7% of the value of the collateral pool, and we retained an 8.3% interest in the collateral pool. The blended pricing for the offered notes (excluding fees) was three-month LIBOR plus 39.7 basis points. We used the proceeds to repay outstanding indebtedness under certain of our credit facilities.

Owner Trust Term Debt

In February 2006, we purchased beneficial interests in securitization trusts (the “Owner Trusts”) which issued $2.4 billion in notes (the “Senior Notes”) and $105.6 million in subordinate notes backed by $2.5 billion of a diversified pool of adjustable rate commercial loans.

In the first securitization, the Owner Trusts issued $1.5 billion in Senior Notes and $65.4 million in subordinate notes. The interest rates on the Class I-A1 and I-A2 Senior Notes have an initial fixed interest rate of 4.90% until the initial reset date of February 1, 2010. The interest rates on the Class II-A1 and II-A2 Senior Notes have an initial fixed interest rate of 4.70% until the initial reset date of October 1, 2010. The interest rates on the Class III-A1 and III-A2 Senior Notes have an initial fixed interest rate of 5.50% until the initial reset date of January 1, 2011. After the initial reset date, the interest rates on all classes of the Senior Notes will reset annually based on a blended rate of one-year constant maturity treasury index (“CMT”) plus 240 basis points, up to specified caps. These Senior Notes, which were sold to third parties, are expected to mature at various dates through March 25, 2036. One of our subsidiaries purchased the subordinate notes. The outstanding balance of these Senior Notes and subordinate notes was $1.4 billion as of December 31, 2006.

In the second securitization, the Owner Trusts issued $940.9 million in Senior Notes and $40.2 million in subordinate notes. The interest rates on all classes of the Senior Notes, which were sold to third parties, have an initial fixed interest rate of 4.63% until the initial reset date of November 1, 2010. After the initial reset date, the interest rates of the Senior Notes will reset annually based on a blended rate of one-year CMT plus 225 basis points, up to specified caps. These Senior Notes are expected to mature on February 26, 2036. One of our subsidiaries purchased the subordinate notes. The outstanding balance of these Senior Notes and subordinate notes was $895.0 million as of December 31, 2006.

The accounting treatment of these two securitization transactions is further discussed in Note 4, Mortgage-Related Receivables and Related Owners Trust Securitizations, and Note 11, Borrowings.

Convertible Debt

We have outstanding $225.0 million in aggregate principal amount of senior convertible debentures due 2034 (the “March 2004 Debentures”) and $330.0 million in aggregate principal amount of senior convertible debentures due July 2034 (the “July 2004 Debentures”, together with the March 2004 Debentures, the “Debentures” or “Contingent Convertibles”). Until March 2009, the March 2004 Debentures will bear interest at a rate of 1.25%, after which time the debentures will not bear interest. As of December 31, 2006, the March 2004 Debentures are convertible, subject to certain conditions described below, into shares of our common stock at a rate of 39.6859 shares of common stock per $1,000 principal amount of debentures. The conversion rate will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The March 2004 Debentures will be redeemable for cash at our option at any time on or after March 15, 2009 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the March 2004 Debentures will have the right to require us to repurchase some or all of their debentures for cash on March 15, 2009, March 15, 2014, March 15, 2019, March 15, 2024 and March 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the March 2004 Debentures will also have the right to require us to repurchase some or all of their March 2004 Debentures upon certain events constituting a fundamental change.

Holders of the March 2004 Debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the March 2004 Debentures falls below a specified threshold, (3) the March 2004 Debentures have been called for redemption, or (4) specified corporate transactions occur. See Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2006 for a detailed discussion of these conditions.

The July 2004 Debentures will pay contingent interest, subject to certain limitations, beginning on July 15, 2011. As of December 31, 2006, the July 2004 Debentures are convertible, subject to certain conditions described below, into shares of our common stock at a rate of 37.9561 shares of common stock per $1,000 principal amount of debentures. The conversion rate will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The July 2004 Debentures will be redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the July 2004 Debentures will have the right to require us to repurchase some or all of their July 2004 Debentures for cash on July 15, 2011, July 15, 2014, July 15, 2019, July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the July 2004 Debentures will also have the right to require us to repurchase some or all of their July 2004 Debentures upon certain events constituting a fundamental change.

Holders of the July 2004 Debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the July 2004 Debentures falls below a specified threshold, (3) the July 2004 Debentures have been called for redemption, or (4) specified corporate transactions occur. See Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2005 for a detailed discussion of these conditions.

To the extent that the respective conversion prices are adjusted below the price of our common stock at the time the Debentures were issued, we would be required to record a beneficial conversion option which would impact both our net income and net income per share. This has not occurred as of December 31, 2006.

Subordinated Debt

We periodically issue subordinated debt to statutory trusts (“TP Trusts”) that are formed for the purpose of issuing preferred securities to outside investors, which we refer to as Trust Preferred Securities (“TPS”). We generally retain 100% of the common securities issued by the TP Trusts, representing 3% of their total capitalization. As of December 31, 2006, we had completed seven subordinated debt transactions, of which four bear interest at a floating interest rate and three bear fixed interest rates for a specified period and then bear interest at a floating interest rate until maturity. The terms of the subordinated debt issued to the TP Trusts and the TPS issued by the TP Trusts are substantially identical. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all of our other indebtedness.

Debt Covenant Compliance

CapitalSource Finance LLC, one of our wholly owned indirect subsidiaries, services loans collateralizing our secured credit facilities and term debt and is required to meet various financial and non-financial covenants. Failure to meet the covenants could result in the servicing being transferred to another servicer. The notes under the trusts established in connection with our term debt include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates. We, and certain of our other wholly owned subsidiaries, also have certain financial and non-financial covenants related to our unsecured credit facility, subordinated debt and our other debt financings. As of December 31, 2006, we believe we were in compliance with all of our covenants.

Equity

In March 2006, we sold 17.6 million shares of our common stock in a public offering at a price of $23.50 per share. In connection with this offering, we received net proceeds of $395.7 million, which were used to repay outstanding borrowings under our credit facilities.

In March 2006, we began offering a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the year ended December 31, 2006, we received proceeds of $191.0 million related to the purchase of 7.7 million shares of our common stock pursuant to the DRIP. In addition, we received proceeds of $17.2 million related to cash dividends reinvested for 0.7 million shares of our common stock during the year ended December 31, 2006.

Special Purpose Entities

We use SPEs as an integral part of our funding activities. We commonly service loans that we have transferred to these vehicles. The use of these special purpose entities is generally required by our lenders in connection with our secured debt financings. Loans that we transfer to these vehicles are legally isolated from us including if we were to be in bankruptcy.

We also used special purpose entities to facilitate the issuance of collateralized loan obligation transactions that are further described in Part I, Item 1, Business, of this Annual Report on Form 10-K. Additionally, we purchase beneficial ownership interests in residential mortgage assets that are held by special purpose entities established by third parties.

We evaluate all SPEs with whom we are affiliated to determine whether such entities must be consolidated for financial statement purposes. If we determine that such entities represent variable interest entities as defined by FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, (“FIN 46(R)”). We consolidate these entities when we determine that we are the primary beneficiary of the entity. For special purpose entities which we determine that we are not the primary beneficiary, we account for our economic interests in these entities in accordance with the nature of our investments. As further discussed in Note 4, Mortgage-Related Receivables and Related Owners Trust Securitizations, in February 2006, we acquired beneficial interests in two special purpose entities that acquired and securitized pools of residential mortgage loans. In accordance with the provisions of FIN 46(R), we determined that we were the primary beneficiary of these SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. Additionally, and as further discussed in Note 11, Borrowings, the assets and related liabilities of all special purpose entities that we use to issue our term debt are recognized on our accompanying audited consolidated balance sheets as of December 31, 2006 and 2005.

Commitments, Guarantees & Contingencies

As of December 31, 2006 and, 2005, we had unfunded commitments to extend credit to our clients of $4.1 billion and $3.2 billion, respectively. A discussion of these commitments is included in Note 21, Credit Risk, in our accompanying audited consolidated financial statements for the year ended December 31, 2006.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next ten years and contain provisions for certain annual rental escalations. A discussion of these contingencies is included in Note 18, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2006.

As of December 31, 2006, we had issued $253.2 million in letters of credit which expire at various dates over the next seven years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. A discussion of these contingencies is included in Note 18, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2006.

As of December 31, 2006, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. For reasons further discussed in Note 18, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2006, no liability for conditional asset retirement obligations was recorded on our accompanying audited consolidated balance sheet as of December 31, 2006.

One of our wholly owned indirect subsidiaries has provided a limited financial guarantee to a third party warehouse lender, which financed the purchase of $125.6 million of commercial loans by a special purpose entity to which we provide advisory services in connection with its purchase of commercial loans. We have provided the warehouse lender with a limited guarantee under which we agreed to assume a portion of net losses realized in connection with those loans held by the special purpose entity up to a specified loss limit. This guarantee is due to expire on September 24, 2007 or earlier to the extent that the warehouse facility is refinanced prior to the guarantee’s expiry. In accordance with the provisions of FIN 46(R) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we determined that we are not required to recognize the assets and liabilities of this special purpose entity for financial statement purposes as of December 31, 2006.

In connection with certain securitization transactions, we typically make customary representations and warranties regarding the characteristics of the underlying transferred assets. Prior to any securitization transaction, we perform due diligence with respect to the assets to be included in the securitization transaction to ensure that they satisfy the representations and warranties. Due to these procedures, we believe that the potential for loss is remote and therefore no liability is recorded in our consolidated financial statements related to these representations and warranties. The outstanding loan balance related to these securitization transactions was approximately $2.3 billion as of December 31, 2006.

In our capacity as originator and servicer in certain securitization transactions, we may be required to repurchase or substitute loans which breach a representation and warranty as of their date of transfer to the securitization vehicle.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Contractual Obligations

In addition to our scheduled maturities on our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases and we have committed to contribute up to an additional $15.5 million to 13 private equity funds, $6.0 million to a joint venture and $0.8 million to an equity investment. The contractual obligations under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt are included in the accompanying audited consolidated balance sheet as of December 31, 2006. The expected contractual obligations under our repurchase agreements, credit facilities, term debt, convertible debt, subordinated debt, operating leases and commitments under non-cancelable contracts as of December 31, 2006 were as follows:

		Unsecured						Non-
	Repurchase	Credit	Secured Credit	Term	Convertible	Subordinated	Operating	Cancelable
	Agreements	Facilities	Facilities	Debt (1)	Debt	Debt	Leases	Contracts	Total
	($ in thousands)

2007	$3,510,768	$—	$403,400	$1,143,246	$—	$—	$7,899	$—	$5,065,313
2008	—	—	358,602	587,596	—	—	7,736	—	953,934
2009	—	355,685	1,133,970	553,857	225,000	—	6,617	—	2,275,129
2010	—	—	—	383,382	—	—	6,159	818	390,359
2011	—	—	—	387,717	330,000	—	5,842	2,175	725,734
Thereafter	—	—	287,183	2,775,502	—	446,393	9,389	19,283	3,537,750

Total	$3,510,768	$355,685	$2,183,155	$5,831,300	$555,000	$446,393	$43,642	$22,276	$12,948,219

(1)	Excludes net unamortized discounts of $21.6 million.

The contractual obligations for credit facilities are computed based on the stated maturities of the facilities not considering optional annual renewals.

Except for our series 2006-2 Term Debt (“2006-2”) and series 2006-A Term Debt (“2006-A”), the contractual obligations for term debt are based on the contractual maturities of the underlying loans held by the securitization trusts and an assumed constant prepayment rate of 10%. 2006-2 and 2006-A have replenishment periods that allow us, subject to certain restrictions, to reinvest principal payments into eligible new loan collateral and we assumed no prepayments would be made during these replenishment periods, but use a constant prepayment rate of 10% once the replenishment period ends. The underlying loans are subject to prepayment, which would shorten the life of the term debt transactions. The underlying loans may be amended to extend their term, which will lengthen the life of the term debt transactions. At our option, we may substitute new loans for prepaid loans up to specified limitations, which may also impact the life of the term debt transactions. In addition, the contractual obligations for our term debt transactions are computed based on the initial call date.

The contractual obligations for convertible debt are computed based on the initial put/call date. The legal maturity of the convertible debt is 2034. For further discussion of terms of our convertible debt and factors impacting their maturity see Note 2, Summary of Significant Accounting Policies, and Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2006.

The contractual obligations for subordinated debt are computed based on the legal maturities of the subordinated debt, which are between 2035 and 2037.

We enter into derivative contracts under which we are required to either receive cash or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the accompanying audited consolidated balance sheet as of December 31, 2006, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Further discussion of derivative instruments is included in Note 2, Summary of Significant Accounting Policies, and Note 20, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2006.

Credit Risk Management

Credit risk is the risk of loss arising from adverse changes in a borrower’s or counterparty’s ability to meet its financial obligations under agreed-upon terms. Credit risk exists primarily in our lending and derivative portfolios. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the borrower, the contractual terms of the agreement and the availability and quality of collateral. We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding by an individual counterparty, by obtaining collateral based on management’s assessment of the client and by applying uniform credit standards maintained for all activities with credit risk.

We have established a Credit Committee to evaluate and approve credit standards and to oversee the credit risk management function related to our commercial loans and investments. The Credit Committee’s primary responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring conditions in real estate and other markets having an impact on lending activities, and evaluating and monitoring overall credit risk.

Commercial Lending & Investment Segment

Credit risk management for the commercial loan and investment portfolio begins with an assessment of the credit risk profile of a client based on an analysis of the client’s financial position. As part of the overall credit risk assessment of a client, each commercial credit exposure or transaction is assigned a risk rating that is subject to approval based on defined credit approval standards. While rating criteria vary by product, each loan rating focuses on the same three factors: credit, collateral, and financial performance. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the borrower’s or counterparty’s financial condition, cash flow or financial situation. We use risk rating aggregations to measure and evaluate concentrations within portfolios. In making decisions regarding credit, we consider risk rating, collateral, industry and single name concentration limits.

We use a variety of tools to continuously monitor a borrower’s or counterparty’s ability to perform under its obligations. Additionally, we utilize syndication of exposure to other entities, loan sales and other risk mitigation techniques to manage the size and risk profile of the loan portfolio.

Residential Mortgage Investment Segment

We are exposed to changes in the credit performance of the mortgage loans underlying the Agency MBS, the Non-Agency MBS, and the mortgage related receivables. With respect to Agency MBS, while we benefit from a full guaranty from Fannie Mae or Freddie Mac, variation in the level of credit losses may impact the duration of our investments since a credit loss results in the prepayment of the relevant loan by the guarantor. With respect to Non-

Agency MBS, the value or performance of our investment may be impacted by higher levels of credit losses, depending on the specific provisions of the relevant securitizations. With respect to mortgage related receivables, we are directly exposed to the level of credit losses on the underlying mortgage loans.

Concentrations of Credit Risk

In our normal course of business, we engage in commercial lending activities with borrowers primarily throughout the United States. As of December 31, 2006 and 2005, the entire loan portfolio was diversified such that no single borrower was greater than 10% of the portfolio. As of December 31, 2006, the single largest industry concentration was skilled nursing, which made up approximately 18% of our commercial loan portfolio. As of December 31, 2006, the largest geographical concentration was Florida, which made up approximately 15% of our commercial loan portfolio. As of December 31, 2006, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 98% of the investments. As of December 31, 2006, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 40% of the investments.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. We obtain collateral from certain counterparties for amounts in excess of exposure limits and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from a counterparty and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” As of December 31, 2006 and 2005, the gross positive fair value of our derivative financial instruments was $23.7 million and $5.2 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $16.1 million and $4.4 million as of December 31, 2006 and 2005, respectively. We did not hold collateral against derivative financial instruments as of December 31, 2006 and 2005. Accordingly, our net exposure to derivative counterparty credit risk as of December 31, 2006 and December 31, 2005 was $7.6 million and $0.8 million, respectively.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, securities, short-term borrowings, long-term debt, trading account assets and liabilities and derivatives. Market-sensitive assets and liabilities are generated through loans associated with our traditional lending activities and market risk mitigation activities.

The primary market risk to which we are exposed is interest rate risk, which is inherent in the financial instruments associated with our operations, primarily including our loans, residential mortgage investments and borrowings. Our traditional loan products are non-trading positions and are reported at amortized cost. Additionally, debt obligations that we incur to fund our business operations are recorded at historical cost. While GAAP requires a historical cost view of such assets and liabilities, these positions are still subject to changes in economic value based on varying market conditions. Interest rate risk is the effect of changes in the economic value of our loans, and our other interest rate sensitive instruments and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk through the use of various types of derivative instruments. For a detailed discussion of our derivatives, see Note 20, Derivative Instruments of our accompanying audited consolidated financial statements for the year ended December 31, 2006.

Interest Rate Risk Management — Commercial Lending & Investments Segment

Interest rate risk in our commercial lending portfolio refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our commercial loan portfolio bears interest at a spread to the prime or a LIBOR-based rate with almost all of our other loans bearing interest at a fixed rate. The majority of our borrowings bear interest at a spread to LIBOR or commercial paper rates, with the remainder bearing interest at a fixed rate. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below.

The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to our commercial lending portfolio as of December 31, 2006 were as follows:

Estimated (Decrease)
Increase in
Rate Change	Net Interest Income
(Basis Points)	Over 12 Months
($ in thousands)

−100	$(12,910)
− 50	(5,766)
+ 50	10,033
+ 100	17,346

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed a 75% advance rate on our variable rate borrowings.

Approximately 45% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of December 31, 2006. The loans with interest rate floors as of December 31, 2006 were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Exceeding the interest rate floor	$3,460,686	43%
At the interest rate floor	39,948	1
Below the interest rate floor	36,544	1
Loans with no interest rate floor	4,313,020	55

Total	$7,850,198	100%

We use interest rate swaps to economically hedge the risk of changes in fair value of certain fixed rate loans. We also enter into additional basis swap agreements to economically hedge basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These interest rate swaps modify our exposure to interest rate risk by synthetically converting fixed rate and prime rate loans to one-month LIBOR. Additionally, we use interest rate caps to economically hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the one-month LIBOR-based term debt.

We also use interest rate swaps to hedge the variability of cash flows in interest payments for subordinated debt underlying certain of our securities issuances. In addition, we use interest rate swaps to economically hedge changes in the fair value of certain of our fixed rate loans, which are not pledged to our term debt, and fixed rate investments.

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

Interest Rate Risk Management — Residential Mortgage Investment Segment

We are exposed to changes in interest rates in our residential mortgage investment portfolio and related financings based on changes in the level and shape of the yield curve, volatility of interest rates and mortgage prepayments. Changes in interest rates are a significant risk to our residential mortgage investment portfolio. As interest rates increase, the market value of residential mortgage investments may decline while financing costs could rise, to the extent not mitigated by positions intended to economically hedge these movements. Conversely, if interest rates decrease, the market value of residential mortgage investments may increase while financing costs could decline, also to the extent not mitigated by positions intended to economically hedge these movements. In addition, changes in the interest rate environment may affect mortgage prepayment rates. For example, in a rising interest rate environment, mortgage prepayment rates may decrease, thereby extending the duration of our investments.

The majority of our residential mortgage investments are collateralized with mortgages that have a fixed interest rate for a certain period of time followed by an adjustable rate period in which the adjustments are subject to annual and lifetime caps. Our liabilities include, with respect to RMBS and mortgage-related receivables, repurchase agreements indexed to a short-term interest rate market index such as LIBOR and, with respect to mortgage-related receivables only, securitized term debt financing through debt obligations secured by residential mortgage loans that have a similar initial fixed period followed by an adjustable period.

The estimated changes in fair value based on changes in interest rates applied to our residential mortgage investment portfolio as of December 31, 2006 were as follows:

	Estimated (Decrease)
Rate Change	Increase	Percentage of Total
(Basis Points)	in Fair Value	Segment Assets
	($ in thousands)

−100	$(1,444)	(0.02)%
− 50	237	—
+ 50	(1,113)	(0.02)
+ 100	(4,022)	(0.07)

For the purposes of the above analysis, our residential mortgage investment portfolio includes all of our investments in residential mortgage-related receivables, Agency MBS, term debt and related derivatives as of December 31, 2006.

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

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our accompanying audited consolidated financial statements for the year ended December 31, 2006 and our critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio. Management periodically performs detailed reviews of this portfolio to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses, based on historical and current trends and other factors affecting loan losses. Additions to the allowance for loan losses are charged to current period earnings through the provision for loan losses. Amounts determined to be uncollectible are charged directly against the allowance for loan losses, while amounts recovered on previously charged-off accounts increase the allowance.

The commercial loan portfolio comprises large balance, non-homogeneous exposures. These loans are evaluated individually and are risk-rated based upon borrower, collateral and industry-specific information that management believes is relevant to determining the occurrence of a loss event and measuring impairment. Management establishes specific allowances for commercial loans determined to be individually impaired. The allowance for loan losses is estimated by management based upon the borrower’s overall financial condition, financial resources, payment history and, when applicable, the estimated realizable value of any collateral. In addition to the specific allowances for impaired loans, we maintain allowances that are based on an evaluation for impairment of certain commercial and residential portfolios. These allowances are based on historical experience, concentrations, current economic conditions and performance trends within specific portfolio segments. Certain considerations are made in relation to the length and severity of outstanding balances. We generally do not factor in guarantees from our capital call agreements with our borrowers’ private equity sponsors in determining the overall allowance for loan losses. However, when performing the SFAS No. 114 analysis on an individual troubled loan, we do not consider any applicable borrower guarantees when calculating our potential for a specific loss.

The process for determining the reserve factors and the related level of loan loss reserves is subject to numerous estimates and assumptions that require judgment about the timing, frequency and severity of credit losses that could materially affect the provision for loan losses and, therefore, net income. In this case, management is required to make judgments related, but not limited, to: (i) risk ratings for pools of commercial loans; (ii) market and collateral values and discount rates for individually evaluated loans; (iii) loss rates used for commercial loans; (iv) adjustments made to assess current events and conditions; (v) considerations regarding domestic economic uncertainty; and (vi) overall credit conditions.

Our allowance for loan losses is sensitive to the risk rating assigned to commercial loans and to corresponding reserve factors that we use to estimate the allowance and that are reflective of historical losses. We have assigned reserve factors to the loans in our portfolio, which dictate the percentage of the total outstanding loan balance that we reserve. We review the loan portfolio information regularly to determine whether it is necessary for us to further revise our reserve factors. The reserve factors used in the calculation were determined by analyzing the following elements:

•	the types of loans, for example, whether the loan is underwritten based on the borrower’s assets, real estate or cash flow;

•	our historical losses with regard to the loan types;

•	our expected losses with regard to the loan types; and

•	the internal credit rating assigned to the loans.

The sensitivity of our allowance for loan losses to potential changes in our reserve factors (in terms of basis points) applied to our overall loan portfolio as of December 31, 2006 was as follows:

Estimated Increase
Change in Reserve Factors	(Decrease) in the
(Basis Points)	Allowance for Loan Losses
($ in thousands)

+ 50	$39,382
+ 25	19,756
−25	(19,495)
−50	(26,128)

These sensitivity analyses do not represent management’s expectations of the deterioration, or improvement, in risk ratings, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan losses to changes in key inputs. We believe the reserve factors currently in use are appropriate. If our internal credit ratings, reserve factors or specific reserves for impaired loans are not accurate, our allowance for loan losses may be misstated. In addition, our operating results are sensitive to changes in the reserve factors utilized to determine our related provision for loan losses.

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

Fair Value of Certain Financial Instruments

A portion of our assets are accounted for at fair value, which is defined in GAAP as the amount at which an asset or liability could be exchanged between willing parties, other than in a forced liquidation or sale. Investments in debt securities that are classified as trading, as well as derivative instruments that are not designated in hedging relationships, are periodically adjusted to fair value through earnings. Investments in debt securities that are classified as available-for-sale are adjusted to fair value through accumulated other comprehensive income, while loans held for sale are recorded at the lower of carrying value or fair value. Additionally, the fair value of equity investments is estimated for purposes of assessing and measuring such assets for impairment purposes.

The estimation of fair values reflects our judgments regarding appropriate valuation methods and assumptions. The selection of a method to estimate fair value for each type of financial instrument depends on the reliability and availability of relevant market data. The amount of judgment involved in estimating the fair value of a financial instrument is affected by a number of factors, such as the type of instrument, the liquidity of the markets for the instrument and the contractual characteristics of the instrument. Judgments in these cases include, but are not limited to:

•	Selection of third-party market data sources;

•	Evaluation of the expected reliability of the estimate;

•	Reliability, timeliness and cost of alternative valuation methodologies; and

•	Selection of proxy instruments, as necessary.

For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data, little, if any, subjectivity is applied when determining the instrument’s fair value. When observable market prices and data do not exist, significant management judgment is necessary to estimate fair value. In those cases, small changes in assumptions could result in significant changes in valuation.

The financial instruments we hold that require the most complex judgments and assumptions involve equity investments that do not have readily determinable fair values and/or are not publicly traded. Each of these investments is valued using an internally developed model. This model utilizes industry valuation benchmarks, such as multiples of earnings before interest, taxes, depreciation, and amortization (EBITDA) ranging from three to ten times, depending on the industry, to determine a value for the underlying enterprise. We reduce this value by debt outstanding to arrive at an estimated equity value of the enterprise. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Income Taxes

We expect to formally make an election to REIT status for 2006 under the Code when we file our tax return for the year ended December 31, 2006. Accordingly, we generally will not be subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We will still be subject to foreign, state and local taxation in foreign, state and local jurisdictions, including those in which we transact business or reside.

In order to estimate our corporate-level income taxes as a REIT, we must determine the amount of our net income derived from REIT qualifying activities and the amount derived from our TRSs during the entire taxable year. If our estimates of the source of the net income are not appropriate, income taxes could be materially different from amounts reported in our quarterly consolidated statements of income.

We will continue to be subject to corporate-level tax on the earnings we derive from our TRSs. As more fully described in Note 2, Summary of Significant Accounting Policies, and Note 14, Income Taxes, of the accompanying audited consolidated financial statements for the year ended December 31, 2006, we account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Accrued income taxes, reported as a component of other liabilities on our consolidated balance sheet, represent the net amount of current income taxes we expect to pay or receive from various taxing jurisdictions attributable to our operations to date. We consider many factors in filing income tax returns, including statutory, judicial and regulatory guidance, in estimating the appropriate accrued income taxes for each jurisdiction.

In applying the principles of SFAS 109, we monitor relevant tax authorities and change our estimate of accrued income taxes due to changes in income tax laws and their interpretation by the courts and regulatory authorities. These revisions of our estimate of accrued income taxes, which also may result from our own income tax planning and from the resolution of income tax controversies, can materially affect our operating results for any given reporting period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section. In addition, for a detailed discussion of our derivatives, see Note 20, Derivative Instruments and Note 21, Credit Risk, in our accompanying audited consolidated financial statements for the year ended December 31, 2006 included herein in this Form 10-K.

Equity Price Risk

The debentures we issued in March 2004 are convertible into our common stock at a conversion price of $25.20 per share, subject to adjustment upon the occurrence of specified events. Currently, each $1,000 of principal of the debentures is convertible into 39.6859 shares of our common stock, subject to adjustment upon the occurrence of specified events. Prior to the effective date of EITF 04-8, we intend to make the irrevocable election to pay the principal balance of the debentures in cash upon any conversion or repurchase prior to or at their respective maturities. Holders of the debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the debentures falls below a specified threshold, (3) the debentures have been called for redemption, or (4) specified corporate transactions occur.

In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their debentures for 100% of the principal amount.

Concurrently with our sale of these debentures, we entered into two separate call option transactions with an affiliate of one of the initial purchasers, in each case originally covered the same number of shares as into which the debentures are convertible. In one transaction, we purchased a call option at a strike price equal to the conversion price of the debentures, adjusted for the effect of dividends paid on our common stock. This option expires on March 15, 2009 and requires physical settlement. At the time we make the irrevocable election to pay the principal balance of the debentures in cash, we also intend to amend this option to provide that it may be settled in net shares so that the option continues to mirror the terms of the debentures. We intend to exercise this call option from time to time as necessary to acquire shares that we may be required to deliver upon receipt of a notice of conversion of the debentures. In the second transaction, we sold a call option to one of the initial purchasers for the purchase of up to 7.4 million of our common shares at a strike price of approximately $31.4402 per share, adjusted for the effect of dividends paid on our common stock through December 31, 2006. This call option expires at various dates from March 2009 through June 2009 and must be settled in net shares. The net effect of entering into these call option transactions was to minimize potential dilution as a result of the conversion of the debentures by increasing the effective conversion price of the debentures to a 75% premium over the March 15, 2004 closing price of our common stock. The call option transactions were settled at a net cost of approximately $25.6 million, which we paid from the proceeds of our sale of the debentures and was included as a net reduction in shareholders’ equity in the consolidated balance sheet.

The debentures we issued in July 2004 are convertible into our common stock at a conversion price of $26.35 per share, subject to adjustment upon the occurrence of specified events. Currently, each $1,000 of principal of the debentures is convertible into 37.9561 shares of our common stock, subject to adjustment upon the occurrence of specified events. Prior to the effective date of EITF 04-8, we intend to make the irrevocable election to pay the principal balance of the debentures in cash upon any conversion or repurchase prior to or at their respective maturities. Holders of the debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the debentures falls below a specified threshold, (3) the debentures have been called for redemption, or (4) specified corporate transactions occur.

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

CapitalSource’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we believe that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.

CapitalSource’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 74.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM, ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of CapitalSource Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that CapitalSource Inc. (“CapitalSource”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CapitalSource’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CapitalSource Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CapitalSource Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CapitalSource Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 26, 2007

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CapitalSource Inc.

We have audited the accompanying consolidated balance sheets of CapitalSource Inc. (“CapitalSource”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of CapitalSource’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapitalSource Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CapitalSource’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 26, 2007

CapitalSource Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
	($ in thousands)

ASSETS
Cash and cash equivalents	$396,151	$323,896
Restricted cash	240,904	284,785
Mortgage-related receivables, net	2,295,922	39,438
Mortgage-backed securities pledged, trading	3,502,753	323,370
Receivables under reverse-repurchase agreements	51,892	33,243
Loans held for sale	26,521	59,589
Loans:
Loans	7,771,785	5,894,911
Less deferred loan fees and discounts	(130,392)	(120,407)
Less allowance for loan losses	(120,575)	(87,370)

Loans, net	7,520,818	5,687,134
Direct real estate investments, net	722,303	—
Investments	184,333	126,393
Other assets	268,977	109,220

Total assets	$15,210,574	$6,987,068

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,510,768	$358,423
Unsecured credit facilities	355,685	—
Secured credit facilities	2,183,155	2,450,452
Term debt	5,809,685	1,779,748
Convertible debt	555,000	555,000
Subordinated debt	446,393	231,959
Stock dividend payable	—	280,720
Cash dividend payable	—	70,202
Other liabilities	200,498	60,626

Total liabilities	13,061,184	5,787,130
Noncontrolling interests	56,350	—

Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 182,752,290 and 141,705,766 shares issued, respectively; 181,452,290 and 140,405,766 shares outstanding, respectively)	1,815	1,404
Additional paid-in capital	2,139,421	1,248,745
(Accumulated deficit) retained earnings	(20,735)	46,783
Deferred compensation	—	(65,729)
Accumulated other comprehensive income (loss), net	2,465	(1,339)
Treasury stock, at cost	(29,926)	(29,926)

Total shareholders’ equity	2,093,040	1,199,938

Total liabilities, noncontrolling interests and shareholders’ equity	$15,210,574	$6,987,068

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
	($ in thousands, except per share data)

Net investment income:
Interest income	$1,016,533	$514,652	$313,827
Fee income	170,485	130,638	86,324

Total interest and fee income	1,187,018	645,290	400,151
Operating lease income	30,742	—	—

Total investment income	1,217,760	645,290	400,151
Interest expense	606,725	185,935	79,053

Net investment income	611,035	459,355	321,098
Provision for loan losses	81,562	65,680	25,710

Net investment income after provision for loan losses	529,473	393,675	295,388
Operating expenses:
Compensation and benefits	135,912	95,008	72,445
Other administrative expenses	80,140	48,828	35,303

Total operating expenses	216,052	143,836	107,748
Other income (expense):
Diligence deposits forfeited	6,462	4,557	4,987
Gain on investments, net	12,101	9,194	2,371
Gain (loss) on derivatives	2,485	(101)	(506)
Gain (loss) on residential mortgage investment portfolio	2,528	(2,074)	—
Other income, net of expenses	13,752	7,657	10,929

Total other income	37,328	19,233	17,781
Noncontrolling interests expense	4,711	—	—

Net income before income taxes and cumulative effect of accounting change	346,038	269,072	205,421
Income taxes	67,132	104,400	80,570

Net income before cumulative effect of accounting change	278,906	164,672	124,851
Cumulative effect of accounting change, net of taxes	370	—	—

Net income	$279,276	$164,672	$124,851

Net income per share:
Basic	$1.68	$1.36	$1.07
Diluted	$1.65	$1.33	$1.06
Average shares outstanding:
Basic	166,273,730	120,976,558	116,217,650
Diluted	169,220,007	123,433,645	117,600,676

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Shareholders’ Equity

					Accumulated
			(Accumulated		Other
		Additional	Deficit)		Comprehensive	Treasury	Total
	Common	Paid-In	Retained	Deferred	Income	Stock, at	Shareholders’
	Stock	Capital	Earnings	Compensation	(Loss), net	cost	Equity
	($ in thousands)

Total shareholders’ equity as of December 31, 2003	$1,188	$777,766	$108,182	$(21,065)	$1,061	$—	$867,132
Net income	—	—	124,851	—	—	—	124,851
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	—	(1,373)	—	(1,373)

Total comprehensive income							123,478
Proceeds from issuance of common stock, net	—	824	—	—	—	—	824
Stock option expense	—	331	—	—	—	—	331
Exercise of options	2	1,485	—	—	—	—	1,487
Purchase of treasury stock	(13)	—	—	—	—	(29,926)	(29,939)
Purchase of call option, net	—	(25,577)	—	—	—	—	(25,577)
Restricted stock activity	2	2,789	—	(2,675)	—	—	116
Amortization of deferred compensation	—	—	—	4,578	—	—	4,578
Tax benefit on purchase of call option	—	2,666	—	—	—	—	2,666
Tax benefit on exercise of options	—	1,295	—	—	—	—	1,295

Total shareholders’ equity as of December 31, 2004	1,179	761,579	233,033	(19,162)	(312)	(29,926)	946,391
Net income	—	—	164,672	—	—	—	164,672
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	—	(1,027)	—	(1,027)

Total comprehensive income							163,645
Dividends declared	—	—	(350,922)	—	—	—	(350,922)
Proceeds from issuance of common stock, net	192	414,484	—	—	—	—	414,676
Stock option expense	—	325	—	—	—	—	325
Exercise of options	4	2,425	—	—	—	—	2,429
Restricted stock activity	29	64,255	—	(65,255)	—	—	(971)
Amortization of deferred compensation	—	—	—	18,688	—	—	18,688
Tax benefit on purchase of call option	—	3,534	—	—	—	—	3,534
Tax benefit on exercise of options	—	2,053	—	—	—	—	2,053
Tax benefit on vesting of restricted stock grants	—	90	—	—	—	—	90

Total shareholders’ equity as of December 31, 2005	1,404	1,248,745	46,783	(65,729)	(1,339)	(29,926)	1,199,938
Net income	—	—	279,276	—	—	—	279,276
Other comprehensive income:
Unrealized gains, net of tax	—	—	—	—	3,804	—	3,804

Total comprehensive income							283,080
Cumulative effect of accounting change, net of taxes	—	(370)	—	—	—	—	(370)
Dividends paid	—	8,503	(346,746)	—	—	—	(338,243)
Issuance of common stock, net	391	912,767	—	—	—	—	913,158
Stock option expense	—	8,598	—	—	—	—	8,598
Exercise of options	7	7,043	—	—	—	—	7,050
Restricted stock activity	13	(50,146)	(48)	65,729	—	—	15,548
Tax benefit on exercise of options	—	3,018	—	—	—	—	3,018
Tax benefit on vesting of restricted stock grants	—	1,263	—	—	—	—	1,263

Total shareholders’ equity as of December 31, 2006	$1,815	$2,139,421	$(20,735)	$—	$2,465	$(29,926)	$2,093,040

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)

Operating activities:
Net income	$279,276	$164,672	$124,851
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	8,598	325	331
Restricted stock expense	24,695	18,754	4,694
Loss on extinguishment of debt	2,497	—	—
Non-cash prepayment fee	(8,353)	—	—
Cumulative effect of accounting change, net of taxes	(370)	—	—
Amortization of deferred loan fees and discounts	(86,248)	(77,009)	(46,607)
Interest on paid-in-kind loans	331	(7,931)	(13,797)
Provision for loan losses	81,562	65,680	25,710
Amortization of deferred financing fees and discounts	41,232	23,220	14,357
Depreciation and amortization	14,755	2,629	2,199
Benefit for deferred income taxes	(20,699)	(7,214)	(9,696)
Non-cash loss (gain) on investments , net	8,024	(5,855)	137
Non-cash gain on property and equipment disposals	(404)	—	—
Unrealized (gain) loss on derivatives and foreign currencies, net	(1,470)	101	506
Unrealized loss on residential mortgage investment portfolio	4,758	2,074	—
Net increase in mortgage-backed securities pledged , trading	(400,230)	(323,370)	—
Amortization of discount on residential mortgage investments	(32,090)	—	—
Increase in loans held for sale , net	(9,143)	(59,589)	—
Decrease (increase) in other assets	10,285	(14,327)	1,349
Increase (decrease) in other liabilities	82,576	(6,869)	36,732

Cash (used in) provided by operating activities	(418)	(224,709)	140,766
Investing activities:
Decrease (increase) in restricted cash	47,538	(47,609)	(156,381)
Increase in mortgage-related receivables, net	(2,343,273)	(39,438)	—
Increase in receivables under reverse-repurchase agreements, net	(18,649)	(33,243)	—
Increase in loans, net	(1,912,839)	(1,515,382)	(1,693,194)
Acquisition of real estate, net of cash acquired	(498,005)	—	—
Acquisition of CIG, net of cash acquired	—	—	(93,446)
Acquisition of investments, net	(32,670)	(73,202)	(6,449)
Acquisition of property and equipment, net	(4,605)	(4,458)	(3,363)

Cash used in investing activities	(4,762,503)	(1,713,332)	(1,952,833)
Financing activities:
Payment of deferred financing fees	(56,623)	(23,680)	(38,555)
Borrowings under (repayments of) repurchase agreements, net	393,114	358,423	(8,446)
Borrowings on unsecured credit facilities, net	355,685	—	—
(Repayments of) borrowings on secured credit facilities, net	(225,118)	1,485,609	228,143
Borrowings of term debt	5,508,204	1,158,485	2,040,018
Repayments of term debt	(1,548,875)	(1,565,082)	(774,676)
Borrowings of convertible debt	—	—	555,000
Borrowings of subordinated debt	206,685	225,000	—
Proceeds from issuance of common stock, net of offering costs	603,422	414,676	824
Proceeds from exercise of options	7,050	2,429	1,487
Tax benefits on share-based payments	4,281	—	—
Payment of dividends	(412,649)	—	—
Call option transactions, net	—	—	(25,577)
Purchase of treasury stock	—	—	(29,939)

Cash provided by financing activities	4,835,176	2,055,860	1,948,279

Increase in cash and cash equivalents	72,255	117,819	136,212
Cash and cash equivalents as of beginning of year	323,896	206,077	69,865

Cash and cash equivalents as of end of year	$396,151	$323,896	$206,077

Supplemental information:
Cash paid during the year for:
Interest	$524,759	$155,499	$56,710
Income taxes, net of refunds	89,835	110,545	84,163
Noncash transactions from investing and financing activities:
Issuance of common stock in connection with dividends and real estate acquisition	309,736	—	—
Acquisition of real estate	(235,766)	—	—
Receipt of short-term note receivable related to the sale of real estate owned	—	13,500	—
Acquisition of investments in unconsolidated trusts	(6,522)	(6,994)	—
Change in fair value of standby letters of credit	1,565	(10,180)	12,960

See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a specialized finance company operating as a real estate investment trust (“REIT”) and providing a broad array of financial products to middle market businesses. We primarily provide and invest in the following products:

•	Senior Secured Asset-Based Loans — Commercial loans that are underwritten based on our assessment of the client’s eligible collateral, including accounts receivable, real estate related receivables and/or inventory;

•	First Mortgage Loans — Commercial loans that are secured by first mortgages on the property of the client;

•	Senior Secured Cash Flow Loans — Commercial loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Direct Real Estate Investments — Commercial investments primarily in land and buildings, including those that are purchased from and leased back to the current operators through the execution of a long-term, triple-net operating lease;

•	Term B, Second Lien and Mezzanine Loans — Commercial loans, including subordinated mortgage loans, that come after a client’s senior term loans in right of payment or upon liquidation;

•	Residential Mortgage Investments — Investments in residential mortgage loans and residential mortgage-backed securities that constitute qualifying REIT assets; and

•	Equity Investments — Opportunistic equity investments, typically in conjunction with commercial lending relationships and on the same terms as other equity investors.

Our wholly owned significant subsidiaries and their purposes as of December 31, 2006 were as follows:

Entity	Purpose

CapitalSource TRS Inc.	Subsidiary that owns interest in CapitalSource Finance LLC that has made a taxable REIT subsidiary election effective January 1, 2006.
CapitalSource Finance LLC	Primary operating subsidiary of CapitalSource TRS Inc. that conducts the commercial lending, servicing and investment business of CapitalSource and manages our REIT operations.
CapitalSource Finance II Inc.	Subsidiary of CapitalSource Finance LLC that holds certain limited liability companies established in accordance with credit facilities and term debt transactions.
CSE Mortgage LLC	Subsidiary that holds the qualifying REIT assets of CapitalSource.

In connection with our decision to convert to REIT status and our related purchases of residential mortgage investments, we began operating as two reportable segments on January 1, 2006: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment includes our commercial lending and investment business and our Residential Mortgage Investment segment includes all of our activities related to our residential mortgage investments.

Note 2.	Summary of Significant Accounting Policies

Our financial reporting and accounting policies conform to U.S. generally accepted accounting principles (“GAAP”).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management has made significant estimates in certain areas, including valuing certain financial instruments and other assets and determining the allowance for loan losses. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying financial statements reflect our consolidated accounts, including those of our majority-owned subsidiaries and variable interest entities (“VIEs”) where we determined that we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. For the purpose of reporting cash flows, cash and cash equivalents include collections from our borrowers, amounts due from banks, U.S. Treasury bills, overnight investments and commercial paper with an initial maturity of three months or less.

Loans

Loans held in our portfolio are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. The balance of loans includes accrued interest and paid-in-kind (“PIK”) interest. Deferred costs or fees, discounts and premiums are amortized over the contractual term of the loan, adjusted for actual prepayments, using the interest method. We use contractual payment terms to determine the constant yield needed to apply the interest method.

Loans held for sale are accounted for at the lower of cost or fair value, which is determined on an individual loan basis, and include loans we originated or purchased that we intend to sell in the secondary market. Direct loan origination costs or fees, discounts and premiums are deferred at origination of the loan.

As part of our management of the loans held in our portfolio, we will occasionally transfer loans from held in portfolio to held for sale. Upon transfer, the cost basis of those loans is reduced by the amount of the corresponding allowance allocable to the transferred loans. The loans are accounted for at the lower of cost or fair value, with any subsequent declines in fair value below their cost basis recorded as a reduction in the gain on sale of the loans.

Allowance for Loan Losses

Our allowance for loan losses represents management’s estimate of incurred loan losses inherent in the our loan portfolio as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of our borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral and general economic conditions. Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

We perform periodic and systematic detailed reviews of our loan portfolios to identify credit risks and to assess the overall collectibility of those portfolios. The allowance on certain pools of loans with similar characteristics is based on aggregated portfolio segment evaluations generally by loan type and is estimated using reserve factors that are reflective of estimated historical and industry loss rates. The commercial portfolios are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according to our internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, geographic or obligor concentrations within each

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portfolio segment, and any other pertinent information (including individual valuations on nonperforming loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS No. 114”)) are factored in the estimation of the allowance for loan losses. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.

If necessary, a specific allowance for loan losses is established for individual impaired commercial loans. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Once a loan has been identified as individually impaired, management measures impairment in accordance with SFAS No. 114. Individually impaired loans are measured based on the present value of payments expected to be received, observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. We generally do not factor in guarantees from or capital call agreements with our borrowers’ private equity sponsors in determining the overall allowance for loan losses. If the recorded investment in impaired loans exceeds the present value of payments expected to be received, a specific allowance is established as a component of the allowance for loan losses.

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan losses. To the extent we later collect amounts previously charged off, we will recognize a recovery in income for the amount received.

We do not recognize an allowance for loan losses in connection with our commitments to lend as these amounts are generally subject to approval based on the adequacy of the underlying collateral or other terms and conditions.

Investments in Debt Securities and Equity Securities That Have Readily Determinable Fair Values

All debt securities, as well as all purchased equity securities that have readily determinable fair values, are classified on our consolidated balance sheets based on management’s intention on the date of purchase. All residential mortgage-backed securities (“RMBS”), that we purchase and classify as trading investments are stated at fair value with unrealized gains and losses included in gain (loss) on residential mortgage investment portfolio on the accompanying audited consolidated statements of income. All other debt securities, as well as equity investments in publicly traded entities, are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income (loss) on our accompanying audited consolidated balance sheets on an after-tax basis.

Investments in Equity Securities That Do Not Have Readily Determinable Fair Values

Purchased common stock or preferred stock that is not publicly traded and/or does not have a readily determinable fair value is accounted for pursuant to the equity method of accounting if our ownership position is large enough to significantly influence the operating and financial policies of an investee. This is generally presumed to exist when we own between 20% and 50% of an investee, or when we own greater than 5% of a limited partnership or limited liability company. Our share of earnings and losses in equity method investees is included in other income, net of expenses in the accompanying audited consolidated statements of income. If our ownership position is too small to provide such influence, the cost method is used to account for the equity interest.

For investments accounted for using the cost or equity method of accounting, management evaluates information such as budgets, business plans, and financial statements of the investee in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline in value include, but are not limited to, recurring operating losses and credit defaults. We compare the estimated fair value of each investment to its carrying value each quarter. For any of our investments in which the estimated fair value is less than its carrying value, we consider whether the impairment of that investment is other-than-temporary.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If it has been determined that an investment has sustained an other-than-temporary decline in its value, the equity interest is written down to its fair value, through income and a new carrying value for the investment is established.

Realized gains or losses resulting from the sale of investments are included in gain on investments, net in the accompanying audited consolidated statements of income.

Mortgage-Related Receivables

Investments in mortgage-related receivables are recorded at amortized cost. Premiums and discounts that relate to such receivables are amortized into interest income over the contractual lives of such assets using the interest method.

Transfers of Financial Assets

We account for transfers of commercial loans and other financial assets to third parties or special purpose entities (“SPEs”) that we establish as sales if we determine that we have relinquished effective control over the assets. In such transactions, we allocate the recorded carrying amount of transferred assets between retained and sold interests based upon their relative fair values. We record gains and losses based upon the difference of proceeds received and the carrying amount of transferred assets that are allocated to sold interests.

We account for transfers of financial assets in which we receive cash consideration, but for which we determine that we have not relinquished control, as secured borrowings.

Investments in Warrants and Options

In connection with certain lending arrangements, we sometimes receive warrants or options to purchase shares of common stock or other equity interests from a client without any payment of cash in connection with certain lending arrangements. These investments are initially recorded at estimated fair value. The carrying value of the related loan is adjusted to reflect an original issue discount equal to the estimated fair value ascribed to the equity interest. Such original issue discount is accreted to fee income over the contractual life of the loan in accordance with our income recognition policy.

Warrants and options that are assessed as within scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, are subsequently measured at fair value through earnings as a component of gain on investments, net on the accompanying audited consolidated statements of income.

Deferred Financing Fees

Deferred financing fees represent fees and other direct incremental costs incurred in connection with our borrowings. These amounts are amortized into income as interest expense over the estimated life of the borrowing using the interest method.

Property and Equipment

Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Leasehold improvements	Remaining lease term
Computer software	3 years
Equipment	5 years
Furniture	7 years

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Direct Real Estate Investments

We allocate the purchase price of our direct real estate investments to net tangible and identified intangible assets acquired, primarily lease intangibles, based on their fair values in accordance with the provisions of SFAS No. 141, Business Combinations. In making estimates of fair values for purposes of allocating the purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

Our direct real estate investments are generally leased to clients through the execution of long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay all facility operating expenses, as well as make capital improvements.

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 10 to 40 years for buildings. Equipment related to our direct real estate investments is depreciated in accordance with our property and equipment policy, as outlined above.

In assessing lease intangibles, we recognize above-market and below-market in-place lease values for acquired operating leases based on the present value of the difference between: (1) the contractual amounts to be received pursuant to the leases negotiated and in-place at the time of acquisition of the facilities; and (2) management’s estimate of fair market lease rates for the facility or equivalent facility, measured over a period equal to the remaining non-cancelable term of the lease. Factors to be considered for lease intangibles also include estimates of carrying costs during hypothetical lease-up periods, market conditions, and costs to execute similar leases. The capitalized above-market or below-market lease values are classified as other assets and other liabilities, respectively, and are amortized to operating lease income over the remaining non-cancelable term of each lease. We also acquire select direct real estate investments through transactions in which we typically execute long-term triple-net leases, at market rates, simultaneously with such acquisitions. Therefore, no above-market or below-market in-place lease value is generally ascribed in those transactions.

We recognize impairment losses on direct real estate investments and the related intangible assets when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. We assess our direct real estate investments for impairment at least annually. No property impairments were recognized during the year ended December 31, 2006.

Interest and Fee Income Recognition on Loans

Interest and fee income, including income on impaired loans and fees due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. Carrying value adjustments of revolving lines of credit are amortized into interest and fee income over the contractual life of a loan on a straight line basis, while carrying value adjustments of all other loans are amortized into earnings over the contractual life of a loan using the interest method.

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

We accrete any discount from purchased loans into fee income in accordance with our policies up to the amount of contractual interest and principal payments expected to be collected. If management assesses that, upon purchase, a portion of contractual interest and principal payments are not expected to be collected, a portion of the discount will not be accreted (non-accretable difference).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If a loan is 90 days or more past due, or we expect that the borrower will not be able to service its debt and other obligations, we will place the loan on non-accrual status. When a loan is placed on non-accrual status, interest and fees previously recognized as income but not yet paid are reversed and the recognition of interest and fee income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. We will make exceptions to this policy if the loan is well secured and in the process of collection. Payments received on non-accrual loans are applied to principal. On the date the borrower pays all overdue amounts in full, the borrower’s loan will emerge from non-accrual status and all overdue charges (including those from prior years) are recognized as interest income in the current period.

Operating Lease Income Recognition

Our direct real estate investments are leased to clients through the execution of long-term, triple-net operating leases and typically include fixed rental payments, subject to escalation over the life of the lease. We recognize operating lease income on a straight-line basis over the life of the lease when collectibility is reasonably assured.

Interest Income Recognition and Impairment Recognition on Securities

For most of our investments in debt securities, we use the interest method to amortize deferred items, including premiums, discounts and other basis adjustments, such as changes in commitment-period fair value, into interest income over the contractual lives of the securities.

Declines in the fair value of debt securities classified as available-for-sale securities are recognized in earnings when we have concluded that a decrease in the fair value of a security is other-than-temporary. This review considers a number of factors, including the severity of the decline in fair value, credit ratings and the length of time the investment has been in an unrealized loss position. We recognize impairment when quantitative and qualitative factors indicate that we may not recover the unrealized loss. One of the factors we consider is our intent and ability to hold the investment until a point in time at which recovery can be reasonably expected to occur. We apply significant judgment in determining whether impairment loss recognition is appropriate. Debt securities that are classified as trading are not assessed for impairment.

We apply the provisions of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”), to investments in securitized assets that are classified as available-for-sale and assessed as being within the scope of such guidance. In this case, changes in the effective yield due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Additionally, we follow the provisions of such guidance for purposes of assessing and measuring impairment in connection with such investments. In this case, we would recognize an impairment loss when the fair value of a security declines below its recognized carrying amount and an adverse change in expected cash flows has occurred. Determination of whether an adverse change has occurred involves judgment about expected prepayments and credit events.

Derivative Instruments

We enter into derivative contracts to manage the various risks associated with certain assets, liabilities, or probable forecasted transactions. On the date we enter into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (a “cash flow” hedge); or (3) held for other risk management purposes (“non-accounting hedge”).

In a fair value hedge, changes in the fair value of the hedging derivative are recognized in earnings and offset by recognizing changes in the fair value of the hedged item attributable to the risk being hedged. To the extent that the hedge is ineffective, the changes in fair value of the derivative and hedged item will not offset and the difference is reflected in income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in income.

Our derivatives are recorded in other assets or other liabilities, as appropriate, on our accompanying audited consolidated balance sheets. The changes in fair value of non-accounting hedges and interest accrued in connection with such derivatives are recognized in other income, net of expenses on the accompanying audited consolidated statements of income.

Fair value and cash flow hedge designations are only made to the extent that (i) a derivative is expected to be highly effective at hedging a designated risk and (ii) we formally document the relationship between the hedging instruments and hedged items, including the related risk management objective and strategy.

We discontinue hedge accounting when (1) we determine that a derivative is no longer expected to be effective in offsetting changes in the fair value or cash flows of the designated hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a fair value or cash flow hedge; or (4) for a cash flow hedge, it is not probable that the forecasted transaction will occur by the end of the originally specified time period.

If we determine that a derivative no longer qualifies as a fair value or cash flow hedge and hedge accounting is discontinued, the derivative (if retained) will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current income. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

When hedge accounting is discontinued in a cash flow hedge because it is not probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued in a cash flow hedge because the hedging instrument is sold, terminated or de-designated as a hedge, the amount reported in accumulated other comprehensive income through the date of sale, termination, or de-designation will continue to be reported in accumulated other comprehensive income until the forecasted transaction affects earnings.

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Our policy is to obtain the use of securities purchased under agreements to resell. The market value of the underlying securities that collateralize the related receivable on agreements to resell is monitored, including accrued interest. We may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

In instances where we acquire mortgage-backed securities through repurchase agreements with the same counterparty from whom the investments were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase mortgage-backed securities as a derivative instrument. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, we record the cash portion of our investment in mortgage-backed securities as a mortgage related receivable on our accompanying audited consolidated balance sheet.

Income Taxes

Prior to 2006, we were organized as a “C” corporation for income tax purposes and were subject to federal, state and local income taxes on all of our earnings. On January 1, 2006, we began operating as a REIT and expect to formally make an election to REIT status for 2006 under the Internal Revenue Code (the “Code”) when we file our tax return for the year ended December 31, 2006. To qualify as a REIT, we are required to distribute at least 90% of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify as a REIT, we generally will not be subject to corporate-level income tax on the REIT’s earnings, to the extent the earnings are distributed to our shareholders. We will continue to be subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). If we fail to qualify as a REIT in any taxable year, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We will still be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

As certain of our subsidiaries are TRSs, we continue to report a provision for income taxes within our consolidated financial statements. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

Net Income Per Share

Basic net income per share is based on the weighted-average number of common shares outstanding during each period. Diluted net income per share is based on the weighted average number of common shares outstanding during each period, plus common share equivalents computed for stock options, stock units, stock dividends declared, restricted stock and the conversion premium on our convertible debt using the treasury stock method. Diluted net income per share is adjusted for the effects of other potentially dilutive financial instruments only in the periods in which such effect is dilutive.

Stock-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Payment (“SFAS No. 123”), using the modified prospective method on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. See Note 17, Stock-Based Compensation, for further discussion.

Bonuses

Bonuses are accrued ratably, pursuant to a variable methodology partially based on the performance of CapitalSource, over the annual performance period in accordance with Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. On January 1, 2006, we began operating as two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Prior to 2006, we operated as a single business segment as substantially all of our activity was related to our commercial lending and investment business.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 clarifies that derivative instruments embedded within beneficial interests in securitized financial assets are subject to SFAS No. 133 and, in instances where an embedded derivative must otherwise be bifurcated, permits an entity the option of adjusting the host instrument to fair value through earnings. In addition, SFAS No. 155 introduces new guidance concerning derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. The effective date for SFAS No. 155 is the beginning of the first fiscal year beginning after September 15, 2006. We are currently completing our assessment of the impact of the adoption of SFAS No. 155, but do not anticipate it to have a material effect on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS No. 156”), which amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities using either an amortization- or fair value-based method. SFAS No. 156 also requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and liabilities. The effective date for SFAS No. 156 is the beginning of the first fiscal year beginning after September 15, 2006. We are currently completing our assessment of the impact of the adoption of SFAS No. 156, but do not anticipate it to have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective beginning the first fiscal year beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently still assessing the impact of the adoption of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and provides for expanded disclosures. The effective date for SFAS No. 157 is the beginning of the first fiscal year beginning after November 15, 2007. Earlier application is encouraged, provided that financial statements have not been issued for any period of that fiscal year. We plan to adopt SFAS No. 157 on January 1, 2008. We have not completed our assessment of the impact of the adoption of SFAS No. 157 on our consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits all entities to choose to measure eligible financial assets and liabilities at fair value. For those financial assets and liabilities for which the fair value option has been elected, any unrealized gains and losses are to be reported in earnings. The fair value option may be applied on an instrument by instrument basis, and once elected, the option is irrevocable. The effective date for SFAS No. 157 is the beginning of the first fiscal year beginning after November 15, 2007, however, early adoption is permitted as of the beginning of a fiscal year prior to November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We plan to adopt SFAS No. 159 on January 1, 2008. We have not completed our assessment of the impact of the adoption of SFAS No. 159 on our consolidated financial statements.

Reclassifications

Certain amounts in prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

Note 3.	Restricted Cash

Restricted cash as of December 31, 2006 and 2005 was as follows:

	December 31,
	2006	2005
	($ in thousands)

Principal and interest collections on loans held by trusts (see Note 11)	$173,982	$132,838
Interest collections on loans pledged to credit facilities (see Note 11)	27,609	100,992
Collateral for letters of credit issued for the benefit of a client	—	47,273
Prime brokerage securities	32,493	—
Other	6,820	3,682

Total	$240,904	$284,785

For the monthly interest collections related to the credit facilities and term debt after deducting interest rate swap payments, interest payable and servicing fees, the remaining restricted cash is returned to us and becomes unrestricted at that time.

Note 4.	Mortgage-Related Receivables and Related Owners Trust Securitizations

In February 2006, we purchased beneficial interests in SPEs that acquired and securitized pools of residential mortgage loans. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, we determined that we were the primary beneficiary of the these SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. In so doing, we also determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of these receivables, on our accompanying audited consolidated balance sheet as of December 31, 2006. Such mortgage-related receivables maintain all of the economic attributes of the underlying mortgage loans legally held in trust by such SPEs and, as a result of our interest in such SPEs, we maintain all of the economic benefits and related risks of ownership of underlying mortgage loans. Recourse is limited to our purchased beneficial interests in the respective securitization trusts. As of December 31, 2006, the weighted average interest rate on such receivables was 5.38%, and the weighted average contractual maturity was approximately 29 years. As of December 31, 2006, the carrying amount of our residential mortgage-related receivables, including accrued interest and the unamortized balance of purchase discounts, was $2.3 billion.

Our investments in mortgage-related receivables are recorded at amortized cost. Purchase premiums and discounts that relate to such receivables are amortized into interest income over the contractual lives of such assets

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in accordance with the interest method of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS No. 91”). We also amortize into interest expense recognized discounts and other deferred items relating to the consolidated debt obligations of the SPEs over their estimated lives using the interest method.

In consideration of principles established in SFAS No. 5, Accounting For Contingencies, we recorded a provision for loan losses related to our mortgage-related receivables of $0.4 million during the year ended December 31, 2006.

Note 5.	Residential Mortgage-Backed Securities and Certain Derivative Instruments

We invest in RMBS, which are securities collateralized by residential mortgage loans. These securities include mortgage-backed securities whose payments of principal and interest are guaranteed by the Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac (hereinafter “Agency MBS”). We also invest in RMBS issued by non-government-sponsored entities that are credit-enhanced through the use of subordination or in other ways that are inherent in a corresponding securitization transaction (hereinafter, “Non-Agency MBS”). Substantially all of our Agency MBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying audited consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying audited consolidated balance sheets. For additional information about our Non-Agency MBS, see Note 7, Investments.

As of December 31, 2006 and 2005, we owned $3.5 billion and $2.3 billion, respectively, in Agency MBS that were pledged as collateral for repurchase agreements used to finance the purchase of these investments. As of December 31, 2006 and 2005, our portfolio of Agency MBS comprised 1-year adjustable-rate securities and hybrid adjustable-rate securities with varying fixed period terms issued and guaranteed by Fannie Mae or Freddie Mac. The weighted average net coupon of Agency MBS in our portfolio was 4.89% and 4.59% as of December 31, 2006 and 2005, respectively.

As of December 31, 2005, we owned $2.0 billion of Agency MBS that were simultaneously financed with repurchase agreements with the same counterparty from whom the investments were purchased. Because of this purchase and financing relationship, these transactions were recorded net on our accompanying audited consolidated balance sheet as of December 31, 2005 such that a forward commitment to purchase Agency MBS was recognized for financial statement purposes, as well as a margin-related cash deposit that was made in connection with the related repurchase agreements. These commitments, which were accounted for as derivatives, were considered forward commitments to purchase mortgage-backed securities and were recorded at their estimated fair value with changes in fair value included in income for the year ended December 31, 2005. In March 2006, we exercised our right to substitute collateral assigned to repurchase agreements that were executed to finance the purchase of Agency MBS. In so doing, we concluded that we obtained effective control over the Agency MBS and, therefore, recognized acquired Agency MBS and the principal balance of amounts used pursuant to the corresponding repurchase agreements on our balance sheet at fair value at the date the substitution was completed. As of December 31, 2006, these Agency MBS were classified as trading securities on our accompanying audited consolidated balance sheet pursuant to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”).

As of December 31, 2006, the fair value of Agency MBS in our portfolio was $3.5 billion. For the year ended December 31, 2006, we recognized $3.8 million of unrealized losses, related to these investments in income as a component of gain (loss) on residential mortgage investment portfolio in the accompanying audited consolidated statement of income. During the year ended December 31, 2006, and prior to executing the aforementioned right of collateral substitution, we recognized a net unrealized loss of $10.8 million in gain (loss) on residential mortgage investment portfolio related to period changes in the fair value of our forward commitments to purchase Agency

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MBS. As of December 31, 2005, Agency MBS with a fair value of $323.4 million were classified as trading securities on our accompanying audited consolidated balance sheet.

We use various derivative instruments to economically hedge the market risk associated with the mortgage investments in our portfolio. We account for these derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust these instruments to fair value through income as a component of gain (loss) on residential mortgage investment portfolio in the accompanying audited consolidated statements of income. We recognized net realized and unrealized gains of $18.1 million and losses of $3.0 million during the years ended December 31, 2006 and 2005, respectively, related to these derivative instruments. These amounts include interest-related accruals that we recognize in connection with the periodic settlement of these instruments

Note 6.	Commercial Loans and Credit Quality

As of December 31, 2006 and 2005, our total commercial loan portfolio had an outstanding balance of $7.9 billion and $6.0 billion, respectively. Included in these amounts are loans held for sale with outstanding balances of $26.5 million and $59.6 million as of December 31, 2006 and 2005, respectively, and receivables under reverse-repurchase agreements with outstanding balances of $51.9 million and $33.2 million as of December 31, 2006 and 2005, respectively. Our loans held for sale were recorded at the lower of cost or market value on the accompanying audited consolidated balance sheets. None of these commercial loans had a market value below cost as of December 31, 2006 or 2005.

Also included in loans on the accompanying audited consolidated balance sheets are purchased loans, which totaled $447.9 million and $493.7 million as of December 31, 2006 and 2005, respectively. The accretable discount on purchased loans as of December 31, 2006 and 2005 totaled $7.5 million and $8.6 million, respectively, which is reflected in deferred loan fees and discounts in our accompanying audited consolidated balance sheets. During the years ended December 31, 2006 and 2005, we accreted $4.3 million and $2.8 million, respectively, into fee income from purchased loan discounts. For the year ended December 31, 2006, we had $3.2 million of additions to accretable discounts, of which $0.1 million were reclassifications from non-accretable discounts.

Credit Quality

As of December 31, 2006 and 2005, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	December 31,
Commercial Loan Asset Classification	2006	2005
	($ in thousands)

Loans 60 or more days contractually delinquent	$88,067	$41,785
Non-accrual loans(1)	183,483	137,446
Impaired loans(2)	281,377	199,257
Less: loans in multiple categories	(230,469)	(175,070)

Total	$322,458	$203,418

Total as a percentage of total loans at year end	4.11%	3.40%

(1)	Includes commercial loans with an aggregate principal balance of $47.0 million and $37.6 million as of December 31, 2006 and 2005, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	Includes commercial loans with an aggregate principal balance of $47.0 million and $37.6 million as of December 31, 2006 and 2005, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $183.5 million and $137.4 million as of December 31, 2006 and 2005, respectively, which were also classified as loans on non-accrual status. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying values of impaired commercial loans were $275.3 and $194.6 million as of December 31, 2006 and 2005, respectively.

Reflective of principles established in SFAS No. 114, we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. Impaired loans include loans for which we expect to have a credit loss and other loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. As of December 31, 2006 and 2005, we had $95.7 million and $98.2 million of impaired commercial loans, respectively, with allocated reserves of $37.8 million and $33.1 million, respectively. As of December 31, 2006 and 2005, we had $185.7 million and $101.0 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we will ultimately collect all principal and interest amounts due.

The average balance of impaired commercial loans during the years ended December 31, 2006, 2005 and 2004 was $238.6 million, $159.8 million and $28.8 million, respectively. The total amount of interest income that was recognized on impaired commercial loans during the years ended December 31, 2006, 2005 and 2004 was $10.0 million, $11.3 million and $0.8 million, respectively. The amount of cash basis interest income that was recognized on impaired commercial loans during the years ended December 31, 2006, 2005 and 2004 was $8.8 million, $7.9 million and $1.2 million, respectively. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been higher than reported by $23.9 million, $11.0 million and $3.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

During the year ended December 31, 2006, we classified commercial loans with an aggregate carrying value of $194.7 million as of December 31, 2006 as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of December 31, 2006, commercial loans with an aggregate carrying value of $194.7 million were classified as troubled debt restructurings. Additionally, under SFAS No. 114, loans classified as troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans classified as troubled debt restructurings was $31.5 million as of December 31, 2006. For the year ended December 31, 2005, commercial loans with an aggregate carrying value of $73.7 million as of December 31, 2005 were classified as troubled debt restructurings. The allocated reserve for commercial loans classified as troubled debt restructurings was $13.6 million as of December 31, 2005.

Activity in the allowance for loan losses related to our Commercial Lending & Investment segment for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)

Balance as of beginning of year	$87,370	$35,208	$18,025
Provision for loan losses	81,211	65,680	25,710
Charge offs, net	(48,006)	(13,518)	(8,527)

Balance as of end of year	$120,575	$87,370	$35,208

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Investments

Investments as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	($ in thousands)

Investments carried at cost	$71,386	$51,907
Investments carried at fair value:
Investments available-for-sale(1)	61,904	50,461
Warrants	6,908	10,259
Investments accounted for under the equity method	44,135	13,766

Total	$184,333	$126,393

(1)	Amount includes a $15.1 million corporate debt security that matures in 2013.

During the year ended December 31, 2006, we purchased $56.0 million of Non-Agency MBS that are collateralized by subprime residential mortgage loans. We account for these investments as debt securities that are classified as available-for-sale investments in accordance with SFAS No. 115. As a result, we record these investments at fair value with all temporary changes in fair value recorded in shareholders’ equity as a component of accumulated other comprehensive income (loss), net. These investments were included in investments on our accompanying audited consolidated balance sheet as of December 31, 2006.

For the years ended December 31, 2006, 2005 and 2004, we sold available-for-sale investments for $48.0 million, $6.7 million and $12.8 million, respectively, recognizing gross pretax gains of $0.3 million, $4.2 million and $6.6 million, respectively.

Unrealized gains (losses) on investments carried at fair value as of December 31, 2006 and 2005 were as follows:

	December 31, 2006
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in thousands)

Investments available-for-sale(1)	$57,817	$4,621	$(534)	$61,904
Warrants(2)	7,884	2,828	(3,804)	6,908

Total	$65,701	$7,449	$(4,338)	$68,812

	December 31, 2005
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in thousands)

Investments available-for-sale(1)	$52,355	$—	$(1,894)	$50,461
Warrants(2)	7,202	5,554	(2,497)	10,259

Total	$59,557	$5,554	$(4,391)	$60,720

(1)	Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (loss), net on the accompanying audited consolidated balance sheets, to the extent that the losses are not considered other-than-temporary impairments.

(2)	Unrealized gains and losses on warrants are included in gain on investments, net on the accompanying audited consolidated statements of income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 and 2005, our investments that were in an unrealized loss position for which other-than-temporary impairments have not been recognized were as follows:

	December 31,
	2006		2005
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		($ in thousands)

Investments available-for-sale:
Debt securities	$729	$20,167	$739	$48,355
Equity securities	—	—	860	2,106

Total	$729	$20,167	$1,599	$50,461

As of December 31, 2006, two of our investments in Non-Agency MBS were in an unrealized loss position. During the year ended December 31, 2006, we evaluated each of these investments for impairment by considering the length of time and extent to which the market value has been less than the cost basis and determined that there was an other-than-temporary impairment in one of our investments. We recorded a loss of $0.8 million related to this investment, which, on the basis of specific identification, was reclassified from accumulated other comprehensive income (loss), net to gain on investments, net in the accompanying audited consolidated statement of income. As of December 31, 2006 and 2005, all of our investments that were in an unrealized loss position had been in an unrealized loss position for less than 12 months.

During the years ended December 31, 2006, 2005 and 2004, we recorded other-than-temporary impairments of $5.3 million, $5.2 million and $1.1 million, respectively, relating to our investments carried at cost.

As of December 31, 2006, we had commitments to contribute up to an additional $15.5 million to 13 private equity funds, $6.0 million to a joint venture and $0.8 million to an equity investment.

Certain investments are subject to clawback or put/call right provisions. The investment and carrying value information is net of any restrictions related to the warrant or underlying shares/units.

Note 8.	Guarantor Information

The following represents the supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of the convertible debt issued in March 2004 and July 2004, and CapitalSource Finance LLC (“CapitalSource Finance”), which was a guarantor of the convertible debentures, and our subsidiaries that are not guarantors of the convertible debentures as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. CapitalSource Finance, an indirect wholly owned subsidiary of CapitalSource Inc., has guaranteed the debentures, fully and unconditionally, on a senior basis. Through October 12, 2005, CSE Holdings LLC, formerly CapitalSource Holdings Inc. (“CSE Holdings”), was also a guarantor of the convertible debentures. On October 12, 2005, CSE Holdings merged with and into CapitalSource Inc. with CapitalSource Inc. as the surviving entity. The following condensed consolidating financial statements include the activity of CSE Holdings for the period ended October 12, 2005, and as of and for the year ended December 31, 2004. Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

December 31, 2006

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

ASSETS
Cash and cash equivalents	$157	$238,224	$46,723	$111,047	$—	$396,151
Restricted cash	—	55,631	122,655	62,618	—	240,904
Mortgage-related receivables, net	—	—	—	2,295,922	—	2,295,922
Mortgage-backed securities pledged, trading	—	—	—	3,502,753	—	3,502,753
Receivables under reverse-repurchase agreements	—	51,892	—	—	—	51,892
Loans held for sale	—	26,521	—	—	—	26,521
Loans:
Loans	52	4,050,786	762,653	2,968,938	(10,644)	7,771,785
Less deferred loan fees and discounts	—	(33,348)	(58,203)	(38,841)	—	(130,392)
Less allowance for loan losses	—	—	(101,938)	(18,637)	—	(120,575)

Loans, net	52	4,017,438	602,512	2,911,460	(10,644)	7,520,818
Direct real estate investments, net	—	—	—	722,303	—	722,303
Investment in subsidiaries	3,030,807	—	926,709	1,133,651	(5,091,167)	—
Intercompany (due to) due from	(98,737)	—	(138,447)	237,184	—	—
Intercompany note receivable	75,000	2,137	11,194	—	(88,331)	—
Investments	—	118,380	31,710	34,243	—	184,333
Other assets	20,770	25,741	61,024	187,088	(25,646)	268,977

Total assets	$3,028,049	$4,535,964	$1,664,080	$11,198,269	$(5,215,788)	$15,210,574

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$63,260	$—	$3,447,508	$—	$3,510,768
Unsecured credit facilities	355,685	—	—	—	—	355,685
Secured credit facilities	—	998,972	—	1,184,183	—	2,183,155
Term debt	—	2,504,472	10,729	3,295,558	(1,074)	5,809,685
Convertible debt	555,000	—	—	—	—	555,000
Subordinated debt	—	—	446,393	—	—	446,393
Other liabilities	24,324	29,220	73,307	108,863	(35,216)	200,498
Intercompany note payable	—	13,331	—	75,000	(88,331)	—

Total liabilities	935,009	3,609,255	530,429	8,111,112	(124,621)	13,061,184

Noncontrolling interests	—	8	—	56,350	(8)	56,350

Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,815	—	—	—	—	1,815
Additional paid-in capital	2,139,421	564,687	272,828	2,777,426	(3,614,941)	2,139,421
(Accumulated deficit) retained earnings	(20,735)	359,678	857,927	250,613	(1,468,218)	(20,735)
Accumulated other comprehensive income, net	2,465	2,336	2,896	2,768	(8,000)	2,465
Treasury stock, at cost	(29,926)	—	—	—	—	(29,926)

Total shareholders’ equity	2,093,040	926,701	1,133,651	3,030,807	(5,091,159)	2,093,040

Total liabilities, noncontrolling interests and shareholders’ equity	$3,028,049	$4,535,964	$1,664,080	$11,198,269	$(5,215,788)	$15,210,574

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

December 31, 2005

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

ASSETS
Cash and cash equivalents	$2,038	$145,065	$156,571	$20,222	$—	$323,896
Restricted cash	—	125,832	153,299	5,654	—	284,785
Mortgage-related receivables, net	—	—	—	39,438	—	39,438
Mortgage-backed securities pledged, trading	—	—	—	323,370	—	323,370
Receivables under reverse-repurchase agreements	—	33,243	—	—	—	33,243
Loans held for sale	—	17,378	42,211	—	—	59,589
Loans:
Loans	—	4,087,078	374,833	1,440,828	(7,828)	5,894,911
Less deferred loan fees and discounts	—	(971)	(100,123)	(19,313)	—	(120,407)
Less allowance for loan losses	—	—	(78,003)	(9,367)	—	(87,370)

Loans, net	—	4,086,107	196,707	1,412,148	(7,828)	5,687,134
Investment in subsidiaries	2,063,092	—	655,627	—	(2,718,719)	—
Intercompany note receivable	—	7,803	35,288	—	(43,091)	—
Investments	33,494	21,210	71,689	—	—	126,393
Other assets	31,224	23,886	39,285	14,825	—	109,220

Total assets	$2,129,848	$4,460,524	$1,350,677	$1,815,657	$(2,769,638)	$6,987,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$47,157	$—	$311,266	$—	$358,423
Secured credit facilities	—	1,938,273	42,179	470,000	—	2,450,452
Term debt	—	1,774,475	5,273	—	—	1,779,748
Convertible debt	555,000	—	—	—	—	555,000
Subordinated debt	—	—	231,959	—	—	231,959
Stock dividend payable	280,720	—	—	—	—	280,720
Cash dividend payable	70,202	—	—	—	—	70,202
Other liabilities	3,661	22,228	41,112	1,453	(7,828)	60,626
Intercompany note payable	20,327	22,764	—	—	(43,091)	—

Total liabilities	929,910	3,804,897	320,523	782,719	(50,919)	5,787,130
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,404	—	—	—	—	1,404
Additional paid-in capital	1,248,745	278,656	362,137	1,025,690	(1,666,483)	1,248,745
Retained earnings	46,783	377,492	668,762	7,248	(1,053,502)	46,783
Deferred compensation	(65,729)	—	—	—	—	(65,729)
Accumulated other comprehensive loss, net	(1,339)	(521)	(745)	—	1,266	(1,339)
Treasury stock, at cost	(29,926)	—	—	—	—	(29,926)

Total shareholders’ equity	1,199,938	655,627	1,030,154	1,032,938	(2,718,719)	1,199,938

Total liabilities and shareholders’ equity	$2,129,848	$4,460,524	$1,350,677	$1,815,657	$(2,769,638)	$6,987,068

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended December 31, 2006

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
		(Unaudited)
		($ in thousands)

Net investment income:
Interest income	$10,297	$454,786	$78,620	$485,255	$(12,425)	$1,016,533
Fee income	—	96,535	17,318	56,632	—	170,485

Total interest and fee income	10,297	551,321	95,938	541,887	(12,425)	1,187,018
Operating lease income	—	—	—	30,742	—	30,742

Total investment income	10,297	551,321	95,938	572,629	(12,425)	1,217,760
Interest expense	34,878	221,180	35,156	327,936	(12,425)	606,725

Net investment (loss) income	(24,581)	330,141	60,782	244,693	—	611,035
Provision for loan losses	—	—	71,714	9,848	—	81,562

Net investment (loss) income after provision for loan losses	(24,581)	330,141	(10,932)	234,845	—	529,473
Operating expenses:
Compensation and benefits	—	21,514	114,398	—	—	135,912
Other administrative expenses	23,694	4,550	50,164	16,779	(15,047)	80,140

Total operating expenses	23,694	26,064	164,562	16,779	(15,047)	216,052
Other income (expense):
Diligence deposits forfeited	—	(128)	6,590	—	—	6,462
Gain on investments, net	—	11,864	237	—	—	12,101
(Loss) gain on derivatives	—	(721)	2,644	562	—	2,485
Gain on residential mortgage investment portfolio	—	—	—	2,528	—	2,528
Other income, net of expenses	75,017	8,690	22,589	(2,497)	(90,047)	13,752
Earnings in subsidiaries	327,534	—	292,851	180,717	(801,102)	—
Intercompany	—	(30,930)	30,930	—	—	—

Total other income (expense)	402,551	(11,225)	355,841	181,310	(891,149)	37,328
Noncontrolling interests expense	—	9	—	4,710	(8)	4,711

Net income before income taxes and cumulative effect of accounting change	354,276	292,843	180,347	394,666	(876,094)	346,038
Income taxes	—	—	—	67,132	—	67,132

Net income before cumulative effect of accounting change	354,276	292,843	180,347	327,534	(876,094)	278,906
Cumulative effect of accounting change, net of taxes	—	—	370	—	—	370

Net income	$354,276	$292,843	$180,717	$327,534	$(876,094)	$279,276

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended December 31, 2005

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
		($ in thousands)

Net investment income:
Interest income	$1,154	$424,017	$90,435	$1,685	$(2,639)	$514,652
Fee income	—	44,244	86,394	—	—	130,638

Total interest and fee income	1,154	468,261	176,829	1,685	(2,639)	645,290
Interest expense	16,748	167,524	4,112	190	(2,639)	185,935

Net investment (loss) income	(15,594)	300,737	172,717	1,495	—	459,355
Provision for loan losses	—	—	64,768	912	—	65,680

Net investment (loss) income after provision for loan losses	(15,594)	300,737	107,949	583	—	393,675
Operating expenses:
Compensation and benefits	—	2,267	92,701	40	—	95,008
Other administrative expenses	530	1,225	46,645	428	—	48,828

Total operating expenses	530	3,492	139,346	468	—	143,836
Other income (expense):
Diligence deposits forfeited	—	—	4,557	—	—	4,557
(Loss) gain on investments, net	(2,109)	—	11,303	—	—	9,194
Gain (loss) on derivatives	—	1,803	(1,904)	—	—	(101)
Loss on residential mortgage investment portfolio	—	—	—	(2,074)	—	(2,074)
Other income, net of expenses	—	6,332	1,325	—	—	7,657
Earnings in subsidiaries	287,305	—	296,415	—	(583,720)	—
Intercompany	—	(8,965)	8,965	—	—	—

Total other income (expense)	285,196	(830)	320,661	(2,074)	(583,720)	19,233

Net income before income taxes	269,072	296,415	289,264	(1,959)	(583,720)	269,072
Income taxes	104,400	—	—	—	—	104,400

Net income	$164,672	$296,415	$289,264	$(1,959)	$(583,720)	$164,672

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended December 31, 2004

		CapitalSource Finance LLC
		Combined Non-	Combined
		Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Net investment income:
Interest income	$—	$309,028	$16,354	$(11,555)	$313,827
Fee income	—	34,327	51,997	—	86,324

Total interest and fee income	—	343,355	68,351	(11,555)	400,151
Interest expense	9,202	71,297	10,109	(11,555)	79,053

Net investment (loss) income	(9,202)	272,058	58,242	—	321,098
Provision for loan losses	—	—	25,710	—	25,710

Net investment (loss) income after provision for loan losses	(9,202)	272,058	32,532	—	295,388
Operating expenses:
Compensation and benefits	—	1,393	71,052	—	72,445
Other administrative expenses	57	834	34,412	—	35,303

Total operating expenses	57	2,227	105,464	—	107,748
Other income (expense):
Diligence deposits forfeited	—	—	4,987	—	4,987
Gain on investments, net	—	—	2,371	—	2,371
(Loss) gain on derivatives	—	(2,832)	2,326	—	(506)
Other income, net of expenses	—	10,293	636	—	10,929
Earnings in subsidiaries	214,680	—	283,128	(497,808)	—
Intercompany	—	5,836	(5,836)	—	—

Total other income	214,680	13,297	287,612	(497,808)	17,781

Net income before income taxes	205,421	283,128	214,680	(497,808)	205,421
Income taxes	80,570	—	—	—	80,570

Net income	$124,851	$283,128	$214,680	$(497,808)	$124,851

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2006

		CapitalSource Finance LLC
		Combined	Combined	Other Non-		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
			(Unaudited)
			($ in thousands)

Operating activities:
Net income	$354,276	$292,843	$180,717	$327,534	$(876,094)	$279,276
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	580	8,018	—	—	8,598
Restricted stock expense	—	2,611	22,084	—	—	24,695
Loss on extinguishment of debt	—	—	—	2,497	—	2,497
Non-cash prepayment fee	—	—	(8,353)	—	—	(8,353)
Cumulative effect of accounting change, net of taxes	—	—	(370)	—	—	(370)
Amortization of deferred loan fees and discounts	—	(45,732)	5,045	(45,561)	—	(86,248)
Interest on paid-in-kind loans	—	6,941	(3,733)	(2,877)	—	331
Provision for loan losses	—	—	71,714	9,848	—	81,562
Amortization of deferred financing fees and discounts	3,146	23,305	487	14,294	—	41,232
Depreciation and amortization	—	172	2,887	11,696	—	14,755
Benefit for deferred income taxes	—	—	—	(20,699)	—	(20,699)
Non-cash loss on investments, net	—	7,993	31	—	—	8,024
Non-cash (gain) loss on property and equipment disposals	—	(676)	272	—	—	(404)
Unrealized loss (gain) on derivatives and foreign currencies, net	60	1,734	(1,835)	(1,429)	—	(1,470)
Unrealized loss on residential mortgage investment portfolio	—	—	—	4,758	—	4,758
Net increase in mortgage-backed securities pledged, trading	—	—	—	(400,230)	—	(400,230)
Amortization of discount on residential mortgage investments	—	—	—	(32,090)	—	(32,090)
Increase in loans held for sale, net	—	(9,143)	—	—	—	(9,143)
(Increase) decrease in intercompany note receivable	(75,000)	5,666	24,094	—	45,240	—
Decrease (increase) in other assets	10,448	(3,312)	(12,994)	(9,503)	25,646	10,285
Increase in other liabilities	21,324	6,309	31,751	50,580	(27,388)	82,576
Net transfers with subsidiaries	(883,951)	(36,257)	(147,904)	192,018	876,094	—

Cash (used in) provided by operating activities	(569,697)	253,034	171,911	100,836	43,498	(418)
Investing activities:
Decrease (increase) in restricted cash	—	70,201	30,644	(53,307)	—	47,538
Increase in mortgage-related receivables, net	—	—	—	(2,343,273)	—	(2,343,273)
Increase in receivables under reverse-repurchase agreements, net	—	(18,649)	—	—	—	(18,649)
(Increase) decrease in loans, net	(112)	108,596	(563,769)	(1,460,370)	2,816	(1,912,839)
Acquisition of real estate, net of cash acquired	—	—	—	(498,005)	—	(498,005)
Disposal (acquisition) of investments, net	33,683	(94,145)	47,521	(19,729)	—	(32,670)
Acquisition of property and equipment, net	—	(1,630)	(2,975)	—	—	(4,605)

Cash provided by (used in) investing activities	33,571	64,373	(488,579)	(4,374,684)	2,816	(4,762,503)
Financing activities:
Payment of deferred financing fees	(3,140)	(21,554)	(5,322)	(26,607)	—	(56,623)
(Decrease) increase in intercompany note payable	(20,327)	(9,433)	—	75,000	(45,240)	—
Borrowings under repurchase agreements, net	—	16,104	—	377,010	—	393,114
Borrowings on unsecured credit facilities, net	355,685	—	—	—	—	355,685
(Repayments of) borrowings on secured credit facilities, net	—	(939,301)	—	714,183	—	(225,118)
Borrowings of term debt	—	2,063,522	5,786	3,439,970	(1,074)	5,508,204
Repayments of term debt	—	(1,333,586)	(329)	(214,960)	—	(1,548,875)
Borrowings of subordinated debt	—	—	206,685	—	—	206,685
Proceeds from issuance of common stock, net of offering costs	603,422	—	—	—	—	603,422
Proceeds from exercise of options	7,050	—	—	—	—	7,050
Tax benefits on share-based payments	—	—	—	4,281	—	4,281
Payment of dividends	(408,445)	—	—	(4,204)	—	(412,649)

Cash provided by (used in) financing activities	534,245	(224,248)	206,820	4,364,673	(46,314)	4,835,176

(Decrease) increase in cash and cash equivalents	(1,881)	93,159	(109,848)	90,825	—	72,255
Cash and cash equivalents as of beginning of year	2,038	145,065	156,571	20,222	—	323,896

Cash and cash equivalents as of end of year	$157	$238,224	$46,723	$111,047	$—	$396,151

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2005

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Operating activities:

Net income	$164,672	$296,415	$289,264	$(1,959)	$(583,720)	$164,672

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Stock option expense	325	—	—	—	—	325

Restricted stock expense	18,754	—	—	—	—	18,754

Amortization of deferred loan fees and discounts	—	—	(77,009)	—	—	(77,009)

Interest on paid-in-kind loans	—	(566)	(5,433)	(1,932)	—	(7,931)

Provision for loan losses	—	—	64,768	912	—	65,680

Amortization of deferred financing fees and discounts	2,341	20,061	816	2	—	23,220

Depreciation and amortization	—	—	2,629	—	—	2,629

Benefit for deferred income taxes	(7,214)	—	—	—	—	(7,214)

Non-cash loss (gain) on investments, net	1,683	—	(7,538)	—	—	(5,855)

Unrealized (gain) loss on derivatives and foreign currencies, net	—	(1,803)	1,904	—	—	101

Unrealized loss on residential mortgage investment portfolio	—	—	—	2,074	—	2,074

Net increase in mortgage-backed securities pledged, trading	—	—	—	(323,370)	—	(323,370)

Increase in loans held for sale, net	—	(17,414)	(42,175)	—	—	(59,589)

Increase in intercompany note receivable	—	(7,803)	(2,689)	—	10,492	—

Decrease (increase) in other assets	1,037	2,289	(2,908)	(14,745)	—	(14,327)

Increase (decrease) in other liabilities	1,258	5,456	(12,397)	1,453	(2,639)	(6,869)

Net transfers with subsidiaries	(568,957)	(470,207)	(579,629)	1,035,073	583,720	—

Cash (used in) provided by operating activities	(386,101)	(173,572)	(370,397)	697,508	7,853	(224,709)

Investing activities:

(Increase) decrease in restricted cash	—	(100,498)	58,543	(5,654)	—	(47,609)

Increase in mortgage-related receivables, net	—	—	—	(39,438)	—	(39,438)

Increase in receivables under reverse-repurchase agreements, net	—	(33,243)	—	—	—	(33,243)

(Increase) decrease in loans, net	—	(412,496)	307,853	(1,413,378)	2,639	(1,515,382)

Acquisition of investments, net	(49,093)	—	(24,109)	—	—	(73,202)

Acquisition of property and equipment	—	5	(4,463)	—	—	(4,458)

Cash (used in) provided by investing activities	(49,093)	(546,232)	337,824	(1,458,470)	2,639	(1,713,332)

Financing activities:

Payment of deferred financing fees	(200)	(15,472)	(7,926)	(82)	—	(23,680)

Increase (decrease) in intercompany note payable	20,327	(9,835)	—	—	(10,492)	—

Borrowings under repurchase agreements, net	—	47,157	—	311,266		358,423

Borrowings on secured credit facilities, net	—	973,430	42,179	470,000	—	1,485,609

Borrowings of term debt	—	1,141,825	16,660	—	—	1,158,485

Repayments of term debt	—	(1,442,768)	(122,314)	—	—	(1,565,082)

Borrowings of subordinated debt	—	—	225,000	—	—	225,000

Proceeds from issuance of common stock, net of offering costs	414,676	—	—	—	—	414,676

Proceeds from exercise of options	2,429	—	—	—	—	2,429

Cash provided by financing activities	437,232	694,337	153,599	781,184	(10,492)	2,055,860

Increase (decrease) in cash and cash equivalents	2,038	(25,467)	121,026	20,222	—	117,819

Cash and cash equivalents as of beginning of year	—	170,532	35,545	—	—	206,077

Cash and cash equivalents as of end of year	$2,038	$145,065	$156,571	$20,222	$—	$323,896

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2004

		CapitalSource Finance LLC
		Combined Non-	Combined
		Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Operating activities:

Net income	$124,851	$283,128	$214,680	$(497,808)	$124,851

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Stock option expense	331	—	—	—	331

Restricted stock expense	4,694	—	—	—	4,694

Amortization of deferred loan fees and discounts	—	—	(46,607)	—	(46,607)

Interest on paid-in-kind loans	—	(534)	(13,263)	—	(13,797)

Provision for loan losses	—	—	25,710	—	25,710

Amortization of deferred financing fees and discounts	1,468	12,740	149	—	14,357

Depreciation and amortization	—	—	2,199	—	2,199

Benefit for deferred income taxes	(9,696)	—	—	—	(9,696)

Non-cash loss on investments, net	—	—	137	—	137

Unrealized loss (gain) on derivatives and foreign currencies, net	—	2,835	(2,329)	—	506

Decrease in intercompany note receivable	—	246,985	447	(247,432)	—

(Increase) decrease in other assets	(614)	(335)	2,298	—	1,349

Increase in other liabilities	13,779	5,690	13,425	3,838	36,732

Net transfers with subsidiaries	(621,885)	(581,897)	705,974	497,808	—

Cash (used in) provided by operating activities	(487,072)	(31,388)	902,820	(243,594)	140,766

Investing activities:

Increase in restricted cash	—	(8,474)	(147,907)	—	(156,381)

Increase in loans, net	—	(1,273,521)	(415,835)	(3,838)	(1,693,194)

Acquisition of CIG, net of cash acquired	—	—	(93,446)	—	(93,446)

Acquisition of investments, net	—	—	(6,449)	—	(6,449)

Acquisition of property and equipment, net	—	—	(3,363)	—	(3,363)

Cash used in investing activities	—	(1,281,995)	(667,000)	(3,838)	(1,952,833)

Financing activities:

Payment of deferred financing fees	(14,723)	(22,981)	(851)	—	(38,555)

Decrease in intercompany note payable	—	(447)	(246,985)	247,432	—

Repayments of repurchase agreements, net	—	—	(8,446)	—	(8,446)

Borrowings on secured credit facilities, net	—	228,143	—	—	228,143

Borrowings of term debt	—	2,016,028	23,990	—	2,040,018

Repayments of term debt	—	(774,676)	—	—	(774,676)

Borrowings of convertible debt	555,000	—	—	—	555,000

Proceeds from issuance of common stock, net of offering costs	824	—	—	—	824

Proceeds from exercise of options	1,487	—	—	—	1,487

Call option transactions, net	(25,577)	—	—	—	(25,577)

Purchase of treasury stock	(29,939)	—	—	—	(29,939)

Cash provided by (used in) financing activities	487,072	1,446,067	(232,292)	247,432	1,948,279

Increase in cash and cash equivalents	—	132,684	3,528	—	136,212

Cash and cash equivalents as of beginning of year	—	37,848	32,017	—	69,865

Cash and cash equivalents as of end of year	$—	$170,532	$35,545	$—	$206,077

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Direct Real Estate Investments

During 2006, we began acquiring real estate for long-term investment purposes. Our direct real estate investments as of December 31, 2006 were as follows ($ in thousands):

Land	$91,543
Buildings	607,833
Furniture	34,395
Accumulated depreciation	(11,468)

Total	$722,303

Depreciation of direct real estate investments totaled $11.5 million for the year ended December 31, 2006.

These leases expire at various dates through 2021 and typically include fixed rental payments, subject to escalation over the life of the lease. As of December 31, 2006, we expect to receive future minimum rental payments from our non-cancelable operating leases as follows ($ in thousands):

2007	$68,764
2008	65,121
2009	64,516
2010	65,737
2011	62,667
Thereafter	310,154

$636,959

Note 10.	Property and Equipment

We own property and equipment for use in our corporate operations. As of December 31, 2006 and 2005, property and equipment was included in other assets on our accompanying audited consolidated balance sheets and consisted of the following:

	December 31,
	2006	2005
	($ in thousands)

Equipment	$8,342	$5,955
Computer software	3,008	2,424
Furniture	4,557	3,895
Leasehold improvements	7,096	6,039
Accumulated depreciation and amortization	(9,330)	(6,811)

Total	$13,673	$11,502

Depreciation of property and equipment totaled $3.0 million, $2.6 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 11.	Borrowings

Repurchase Agreements

In August 2003, we entered into a $300.0 million master repurchase agreement with an affiliate of Credit Suisse First Boston LLC (“CSFB”) to finance healthcare mortgage loans. This repurchase agreement will allow us to sell mortgage loans that we originate to CSFB for a purchase price equal to 70% of the outstanding principal balance of those mortgage loans, and we will have the obligation to repurchase the loans no later than 18 months

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the sale. Our obligation to repurchase loans may be accelerated if an event of default under one or more of our purchased mortgage loans occurs and under certain other conditions, such as a breach of our representations or warranties under the repurchase agreement. During the time a mortgage loan is owned by CSFB, we will pay CSFB an annual rate of one-month LIBOR plus 1.25% the amount advanced to us on the mortgage loan. The repurchase agreement is scheduled to terminate on July 31, 2008, at which time we will be required to repurchase any mortgage loans not previously repurchased. In addition, at any time prior to expiration of the repurchase agreement, CSFB may give notice of its intention to terminate the repurchase agreement and require us to repurchase all outstanding mortgage loans on the date which is 364 days from such notice of termination. As of December 31, 2006 and 2005, no amount was outstanding under this repurchase agreement.

During the year ended December 31, 2006, we entered into master repurchase agreements with seven additional financial institutions to finance purchases of residential mortgage investments. Under each of these repurchase agreements, we are required to repurchase the financed mortgage-backed securities on specific dates, unless either of the parties to the agreements notifies the other party that it desires to terminate the financing earlier. These agreements also provide for various levels of recourse in the event of a default on our obligations under the repurchase agreement. The amount financed under these repurchase agreements will bear interest at a per annum rate that is less than, and that adjusts based upon, short-term LIBOR indices. As of December 31, 2006 and 2005, the aggregate amount outstanding under our repurchase agreements used to finance purchases of residential mortgage investments was $3.4 billion and $2.2 billion, respectively. As of December 31, 2006 and 2005, repurchase agreements that we executed had a weighted average borrowing rate of 5.32% and 4.36%, respectively, and a weighted average remaining maturity of 0.6 months and 2.9 months, respectively. Agency MBS with a fair value of $3.5 billion, including accrued interest, Non-Agency MBS with a fair value of $34.2 million, including accrued interest, and cash deposits of $32.5 million made to cover margin calls collateralized these repurchase agreements as of December 31, 2006. Agency MBS with a fair value of $2.3 billion, including accrued interest, and cash deposits of $1.8 million made to cover margin calls collateralized these repurchase agreements as of December 31, 2005.

As of December 31, 2005, only $311.3 million of these repurchase agreements (of the total $2.2 billion outstanding) was recorded as a liability on the accompanying audited consolidated balance sheet. During 2006, we exercised our contractual right to substitute RMBS that were assigned as collateral to these repurchase agreements. As a result, all of these repurchase agreements were recorded as liabilities on our accompanying audited consolidated balance sheet as of December 31, 2006. See Note 5, Residential Mortgage-Backed Securities and Certain Derivative Instruments for further discussion.

Financing assets through repurchase agreements exposes us to the risk that margin calls will be made in the event interest rates change or the value of the assets decline and that we will not be able to meet those margin calls. To meet margin calls, we may be required to sell our mortgage-backed securities which could result in losses.

Credit Facilities

We utilize both secured and unsecured credit facilities, primarily to fund our commercial loans and for general corporate purposes. During the year ended December 31, 2006, we increased our committed credit facility capacity to $5.0 billion from $4.1 billion as of December 31, 2005.

Total availability under a secured credit facility led by Wachovia Capital Markets LLC (“Wachovia”) was $490.3 million as of December 31, 2006. Funding under this credit facility is obtained through a single-purpose, bankruptcy-remote subsidiary, CSE QRS Funding I LLC. This credit facility permits us to obtain financing of up to 85% of the outstanding principal balance of real estate and real estate related loans that we originate and transfer to this credit facility, depending upon the type of loan, their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. The facility is scheduled to mature on April 28, 2009. As of December 31, 2006, loans with principal balances outstanding of $698.4 million were financed under this credit facility. Interest on borrowings under the credit facility is charged at the applicable commercial paper rate plus 0.75%, which was 6.10% as of December 31, 2006. As of December 31, 2006, the outstanding balance under the facility was $485.0 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total availability under a multi-bank secured credit facility led by Harris Nesbitt Corp., as the administrative agent, was $486.0 million as of December 31, 2006. Funding under this facility is obtained through a wholly owned single-purpose, bankruptcy-remote subsidiary, CapitalSource Funding LLC. Availability under the credit facility depends on our borrowing base, which is calculated based on the outstanding principal amount of eligible loans in the credit facility combined with specified portfolio concentration criteria. The maximum advance rate under the facility is 80% and it is scheduled to mature on May 27, 2007, subject to annual renewal by the lender on each anniversary date. As of December 31, 2006, loans with principal balances outstanding of $553.8 million were financed by this credit facility. Interest on borrowings under the credit facility accrues at the commercial paper rate plus 0.70% for the Class A note, which was 6.08% as of December 31, 2006, and at the commercial paper rate plus 1.75% for the Class B note, which was 7.13% as of December 31, 2006. As of December 31, 2006, the outstanding balance under this credit facility was $403.4 million.

Total availability under a secured credit facility with Citigroup Global Markets Realty Corp, as agent, was $463.6 million as of December 31, 2006. Funding under this credit facility is obtained through a single-purpose, bankruptcy-remote subsidiary, CSE QRS Funding II LLC. This credit facility permits us to obtain financing of up to 85% of the outstanding principal balance of real estate and real estate related loans that we originate and transfer to this credit facility, depending upon the type of loan, their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. The facility is scheduled to mature on June 27, 2009. As of December 31, 2006, loans with principal balances outstanding of $642.4 million were financed by this credit facility. Interest on borrowings under the credit facility is charged at one-month LIBOR plus 0.75%, which was 6.10% as of December 31, 2006. As of December 31, 2006, the outstanding balance under the facility was $412.0 million.

Total availability under a secured credit facility led by an affiliate of Citigroup Global Markets Inc. (“Citigroup”) was $272.1 million as of December 31, 2006. Funding under this facility is obtained through a wholly owned single-purpose, bankruptcy-remote subsidiary, CS Funding II Depositor LLC. The credit facility permits us to obtain financing of up to 85% of the outstanding principal balance of commercial loans that we originate and transfer to this facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. The facility is scheduled to mature on October 6, 2008, subject to annual renewal by the lender on each anniversary date. As of December 31, 2006, loans with principal balances outstanding of $341.4 million were pledged as collateral to the credit facility. During the time principal balance is outstanding under the credit facility, we will pay Citigroup a percentage equal to one-month LIBOR plus 0.75% applied to the amount advanced to us on the commercial loan, which was 6.10% at December 31, 2006. As of December 31, 2006, the outstanding balance under this credit facility was $264.0 million.

Total availability under another secured credit facility with Wachovia was $271.6 million as of December 31, 2006. Funding under this facility is obtained through a wholly owned single-purpose, bankruptcy-remote subsidiary, CapitalSource Funding III LLC. The facility is scheduled to mature on April 10, 2009, subject to annual renewal by the lender on each anniversary date. The credit facility permits us to obtain financing of up to 85% of the outstanding principal balance of commercial loans we originate and transfer to this credit facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. As of December 31, 2006, loans with principal balances outstanding of $324.3 million were financed by this credit facility. Interest on borrowings under the credit facility is charged at the commercial paper rate, plus 0.65%, which was 6.00% as of December 31, 2006. As of December 31, 2006, the outstanding balance under the facility was $237.0 million.

Total availability under a secured credit facility with JPMorgan Chase Bank, N.A. was $192.6 million as of December 31, 2006. Funding under this credit facility is obtained through a wholly owned single-purpose, bankruptcy-remote subsidiary, CS Funding V Depositor LLC. The credit facility permits us to obtain financing of up to 85% of the outstanding principal balance of commercial loans and stock pledges of two of our equity investment subsidiaries that we originate and transfer to this credit facility, depending upon their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. Limited borrowings under this facility can also be in Euros and British Pounds Sterling. The facility is

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scheduled to mature on June 30, 2008, not subject to annual renewal. As of December 31, 2006, the principal balances of loans and outstanding letters of credit, and the value of the equity investments owned by such pledged subsidiaries, totaling $258.2 million were financed under this credit facility. Interest on borrowings under the credit facility is charged either at the Federal Funds Rate, as defined, plus 1.25% for Federal Funds Borrowings, as defined, or at Adjusted LIBOR, as defined, plus 0.75% for Eurocurrency Borrowings, as defined, or at the applicable LIBOR for borrowings denominated in a foreign currency. As of December 31, 2006, the applicable LIBOR was 6.01% for British Pounds Sterling advances and 4.88% for Euro advances. As of December 31, 2006, the outstanding balance under the facility was $94.6 million and letters of credit totaling $61.0 million had been issued under this facility.

Total availability under our unsecured credit facility was $215.3 million as of December 31, 2006. Wachovia serves as the Administrative Agent for 16 lenders in the syndicate. Limited borrowings under this facility can also be in Euros and British Pounds Sterling. The facility is scheduled to mature on March 13, 2009, subject to a one-year extension option. Interest on borrowings under the credit facility is charged at either (a) LIBOR plus a margin, which was 1.13% as of December 31, 2006, based on the credit ratings we receive from Standard & Poor’s, Moody’s Investors Service, Inc. and Fitch Ratings, which was 6.45% as of December 31, 2006, or (b) the prime rate, which was 8.25% as of December 31, 2006. As of December 31, 2006, the outstanding principal balance under the facility was $355.7 million and letters of credit totaling $69.0 million had been issued under this facility.

In December 2006, we entered into a $287.1 million loan agreement with Column Financial Inc. to finance the acquisition of 65 of the healthcare properties we hold as direct real estate investments. Under the terms of this agreement, we are required to make monthly payments based upon a 25-year amortization and an interest rate equal to the sum of the bid side yield of a U.S. Treasury obligation having a maturity of January 2017 plus the prevailing ten-year U.S. Treasury swap rate plus 1.90%. Under the terms of a letter agreement signed at closing, we were provided with an option to modify the loan agreement by mutual consent or to prepay the outstanding principal balance without penalty. As extended, this option expires on March 29, 2007. As of December 31, 2006, the balance of this loan agreement is included in secured credit facilities on our accompanying audited consolidated balance sheet.

Term Debt

In conjunction with each of our term debt transactions, we established separate single purpose trusts (collectively referred to as the “Trusts”), and contributed $8.1 billion in loans, or portions thereof, to the Trusts. Subject to the satisfaction of certain conditions, we remain servicer of the loans. Simultaneously with the initial contributions, the Trusts issued $7.2 billion of notes to institutional investors. We retained $855.7 million in subordinated notes and 100% of the Trusts’ trust certificates. The notes are collateralized by all or portions of specific commercial loans, totaling $4.0 billion as of December 31, 2006. During 2006, we issued $3.6 billion of term debt, of which $200.0 million was funded through a variable funding note, which was not initially collateralized by commercial loans. We expect to use the proceeds from the variable funding note to purchase additional commercial loans for future inclusion in the collateral pool of the respective Trust. We have treated the contribution of the loans to the Trusts and the related sale of notes by the Trusts as a financing arrangement under SFAS No. 140. As required by the terms of the Trusts, we have entered into interest rate swaps and/or interest rate caps to mitigate certain interest rate risks (see Note 20, Derivative Instruments).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our outstanding term debt transactions in the form of asset securitizations as of December 31, 2006 and 2005 were as follows:

	Notes	Outstanding Balance as of
	Originally	December 31,		Spread Over	Original Expected
	Issued	2006	2005	LIBOR (1)	Maturity Date
		($ in thousands)

2002-2
Class A	$187,156	$—	$—	0.55%	N/A
Class B	48,823	—	—	1.25%	N/A
Class C	32,549	—	5,549	2.10%	N/A
Class D (2)	24,412	—	—	N/A	N/A
Class E (2)	32,549	—	—	N/A	N/A

	325,489	—	5,549
2003-1
Class A	258,791	—	—	0.48%	N/A
Class B	67,511	—	—	1.15%	N/A
Class C	45,007	—	6,907	2.20%	N/A
Class D (2)	33,755	—	—	N/A	N/A
Class E (2)	45,007	—	—	N/A	N/A

	450,071	—	6,907
2003-2
Class A	290,005	34,623	95,493	0.40%	July 20, 2008
Class B	75,001	8,954	24,696	0.95%	July 20, 2008
Class C	45,001	5,373	14,818	1.60%	July 20, 2008
Class D	22,500	2,686	7,409	2.50%	July 20, 2008
Class E (2)	67,502	—	—	N/A	N/A

	500,009	51,636	142,416
2004-1
Class A-1	218,000	—	—	0.13%	N/A
Class A-2	370,437	52,701	176,615	0.33%	September 22, 2008
Class B	67,813	6,073	20,354	0.65%	September 22, 2008
Class C	70,000	6,269	21,010	1.00%	September 22, 2008
Class D	39,375	3,527	11,818	1.75%	September 22, 2008
Class E (2)	109,375	—	—	N/A	N/A

	875,000	68,570	229,797
2004-2
Class A-1	453,000	—	90,866	0.13%	June 20, 2007
Class A-2	232,000	—	232,000	0.25%	July 20, 2008(3)
Class A-3	113,105	104,444	113,105	0.31%	April 20, 2009(3)
Class B	55,424	26,025	30,276	0.43%	June 20, 2009(3)
Class C	94,221	44,242	51,469	0.85%	August 20, 2009(3)
Class D	52,653	24,724	28,762	1.55%	August 20, 2009(3)
Class E (2)	108,077	—	—	N/A	N/A

	1,108,480	199,435	546,478

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Outstanding Balance as of
	Notes Originally	December 31,		Spread Over	Original Expected
	Issued	2006	2005	LIBOR (1)	Maturity Date
		($ in thousands)

2005-1
Class A-1	$425,000	$—	$191,325	0.09%	March 20, 2007
Class A-2	468,750	227,716	468,750	0.19%	August 20, 2009
Class B	62,500	27,511	46,159	0.28%	October 20, 2009
Class C	103,125	45,394	76,163	0.70%	November 20, 2009
Class D	62,500	27,511	46,159	1.25%	January 20, 2010
Class E (4)	71,875	8,803	14,771	3.15%	February 22, 2010
Class F (2)	56,250	—	—	N/A	N/A

	1,250,000	336,935	843,327
2006-1
Class A	567,134	396,262	—	0.12%	April 20, 2010
Class B	27,379	19,130	—	0.25%	June 21, 2010
Class C	68,447	47,825	—	0.55%	September 20, 2010
Class D	52,803	36,894	—	1.30%	December 20, 2010
Class E(2)	31,290	—	—	2.50%	June 20, 2011
Class F(2)	35,202	—	—	N/A	N/A

	782,255	500,111	—
2006-2
Class A-1	300,000	299,416	—	0.24%	May 20, 2013
Class A-2	550,000	550,000	—	0.21%	September 20, 2012
Class A-3	147,500	147,500	—	0.33%	May 20, 2013
Class B	71,250	71,208	—	0.38%	June 20, 2013
Class C	157,500	157,409	—	0.68%	June 20, 2013
Class D	101,250	101,191	—	1.52%	June 20, 2013
Class E (5)	56,250	19,988	—	2.50%	June 20, 2013
Class F (2)	116,250	—	—	N/A	N/A

	1,500,000	1,346,712	—
2006-A
Class A-1A	70,375	70,375	—	0.26%	January 20, 2037
Class A-R(6)	200,000	—	—	0.27%	January 20, 2037
Class A-2A	500,000	500,000	—	0.25%	January 20, 2037
Class A-2B	125,000	125,000	—	0.31%	January 20, 2037
Class B	82,875	82,875	—	0.39%	January 20, 2037
Class C	62,400	62,400	—	0.65%	January 20, 2037
Class D	30,225	30,225	—	0.75%	January 20, 2037
Class E	30,225	30,225	—	0.85%	January 20, 2037
Class F	26,650	26,650	—	1.05%	January 20, 2037
Class G	33,150	33,150	—	1.25%	January 20, 2037
Class H	31,200	31,200	—	1.50%	January 20, 2037
Class J (2)	47,450	—	—	2.50%	January 20, 2037
Class K(2)	60,450	—	—	N/A	N/A

	1,300,000	992,100	—

Total	$8,091,304	$3,495,499	$1,774,474

(1)	The interest rates of all of our term debt transactions are based on one-month LIBOR, with the exception of 2006-A which is based on three-month LIBOR. As of December 31, 2006 and 2005, the one-month LIBOR rate was 5.32% and 4.39%, respectively. The three-month LIBOR rate was 5.36% as of December 31, 2006.

(2)	Securities retained by CapitalSource.

(3)	These notes were repaid in January 2007.

(4)	Only $20.0 million of these securities were offered for sale. The remaining $51.9 million of the securities are retained by CapitalSource.

(5)	Only $20.0 million of these securities were offered for sale. The remaining $36.3 million of the securities are retained by CapitalSource.

(6)	Variable funding note.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Except for our series 2006-2 Term Debt (“2006-2”) and series 2006-A Term Debt (“2006-A”), the expected aforementioned maturity dates are based on the contractual maturities of the underlying loans held by the securitization trusts and an assumed constant prepayment rate of 10%. 2006-2 and 2006-A have replenishment periods that allow us, subject to certain restrictions, to reinvest principal payments into eligible new loan collateral and we assumed no prepayments would be made during these replenishment periods, but use a constant prepayment rate of 10% once the replenishment period ends. If the underlying loans experience delinquencies or have their maturity dates extended, the interest payments collected on them to repay the notes may be delayed. The notes under the Trusts include accelerated amortization provisions that require cash flows to be applied first to fully pay the noteholders if the notes remain outstanding beyond the stated maturity dates. If the accelerated amortization provisions are imposed, we would receive no cash flows from the term debt on our retained notes until the notes senior to ours are retired.

Owner Trust Term Debt

In February 2006, we purchased beneficial interests in securitization trusts (the “Owner Trusts”) which issued $2.4 billion in asset-backed notes through two on-balance sheet securitizations for the purpose of purchasing adjustable rate prime residential mortgage whole loans. These notes are backed by the $2.5 billion of residential mortgage loans purchased with the proceeds and simultaneously sold and deposited with the Owner Trusts. A third party remains servicer of the mortgage loans. Legal title to the loans is held by the Owner Trusts as discussed in Note 4, Mortgage-Related Receivables and Related Owners Trust Securitizations. Senior notes rated “AAA” by Standard & Poor’s and Fitch Ratings and “Aaa” by Moody’s Investors Service, Inc. (the “Senior Notes”) were issued by the Owner Trusts in the public capital markets. The Owner Trusts also issued subordinate notes and ownership certificates, all of which we acquired and continue to hold. In accordance with SFAS No. 140, we were not the transferor in these securitizations. However, as the holder of the subordinate notes issued by the Owner Trusts, we determined that we were the primary beneficiary of the Owner Trusts in accordance with FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, (“FIN 46(R)”). As the primary beneficiary, we consolidated the assets and liabilities of the Owner Trusts and recorded our investments in the mortgage loans as assets and the Senior Notes and subordinate notes as liabilities on our accompanying audited consolidated balance sheet. The holders of the Senior Notes have no recourse to the general credit of us. The two securitizations had an outstanding balance of $2.3 billion as of December 31, 2006.

In the first securitization, the Owner Trusts issued $1.5 billion in Senior Notes and $65.4 million in subordinate notes. The interest rates on the Class I-A1 and I-A2 Senior Notes have an initial fixed interest rate of 4.90% until the initial reset date of February 1, 2010. The interest rates on the Class II-A1 and II-A2 Senior Notes have an initial fixed interest rate of 4.70% until the initial reset date of October 1, 2010. The interest rates on the Class III-A1 and III-A2 Senior Notes have an initial fixed interest rate of 5.50% until the initial reset date of January 1, 2011. After the initial reset date, the interest rates on all classes of the Senior Notes will reset annually based on a blended rate of one-year constant maturity treasury index (“CMT”) plus 240 basis points, up to specified caps. These Senior Notes are expected to mature at various dates through March 25, 2036. One of our subsidiaries purchased the subordinate notes. The outstanding balance of these Senior Notes and subordinate notes was $1.4 billion as of December 31, 2006.

In the second securitization, the Owner Trusts issued $940.9 million in Senior Notes and $40.2 million in subordinate notes. The interest rates on all classes of the Senior Notes have an initial fixed interest rate of 4.625% until the initial reset date of November 1, 2010. After the initial reset date, the interest rates of the Senior Notes will reset annually based on a blended rate of one-year CMT plus 225 basis points, up to specified caps. These Senior Notes are expected to mature on February 26, 2036. One of our subsidiaries purchased the subordinate notes. The outstanding balance of these Senior Notes and subordinate notes was $0.9 billion as of December 31, 2006.

Convertible Debt

In March 2004, we completed an offering of $225.0 million in aggregate principal amount of senior convertible debentures due 2034 (the “March 2004 Debentures”) in a private offering pursuant to Rule 144A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Securities Act of 1933, as amended. Until March 2009, the March 2004 Debentures will bear interest at a rate of 1.25%, after which time the debentures will not bear interest. As of December 31, 2006, the March 2004 Debentures are convertible, subject to certain conditions, into 8.9 million shares of our common stock at a conversion rate of 39.6859 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $25.20 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The March 2004 Debentures will be redeemable for cash at our option at any time on or after March 15, 2009 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the March 2004 Debentures will have the right to require us to repurchase some or all of their debentures for cash on March 15, 2009, March 15, 2014, March 15, 2019, March 15, 2024 and March 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the March 2004 Debentures will also have the right to require us to repurchase some or all of their March 2004 Debentures upon certain events constituting a fundamental change. The March 2004 Debentures are unsecured and unsubordinated obligations, and are guaranteed by one of our wholly owned subsidiaries (see Note 8, Guarantor Information.)

Concurrently with our sale of the March 2004 Debentures, we entered into two separate call option transactions with an affiliate of one of the initial purchasers, in each case covering the same number of shares as into which the March 2004 Debentures are convertible. In one transaction, we purchased a call option at a strike price equal to the conversion price of the March 2004 Debentures, adjusted for the effect of dividends paid on our common stock. This option expires on March 15, 2009 and requires physical settlement. We intend to exercise this call option from time to time as necessary to acquire shares that we may be required to deliver upon receipt of a notice of conversion of the March 2004 Debentures. In the second transaction, we sold a call option to one of the initial purchasers for the purchase of up to 7.4 million of our common shares at a strike price of approximately $31.4402 per share, adjusted for the effect of dividends paid on our common stock. This call option expires at various dates from March 2009 through June 2009 and must be settled in net shares. The net effect of entering into these call option transactions was to minimize potential dilution as a result of the conversion of the March 2004 Debentures by increasing the effective conversion price of the March 2004 Debentures to a 75% premium over the March 15, 2004 closing price of our common stock. The call option transactions were settled at a net cost to us of approximately $25.6 million, which we paid from the proceeds of our sale of the March 2004 Debentures and was included as a net reduction in shareholders’ equity in the accompanying audited consolidated balance sheets as of December 31, 2006 and 2005 in accordance with the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Subsequent changes in the fair value of the convertible notes call option transactions will not be recognized as long as the instruments remain classified in equity. In addition, the call option sold will be included in diluted net income per share using the treasury stock method.

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

In July 2004, we completed an offering of $330.0 million principal amount of 3.5% senior convertible debentures due 2034 (the “July 2004 Debentures”, together with the March 2004 Debentures, the “Debentures” or “Contingent Convertibles”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. As of December 31, 2006, the July 2004 Debentures are convertible, subject to certain conditions, into shares of our common stock at a conversion rate of 37.9561 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $26.35 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The July 2004 Debentures will be redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the July 2004 Debentures will have the right to require us to repurchase some or all of their July 2004 Debentures for cash on July 15, 2011, July 15, 2014, July 15, 2019, July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued interest. Holders of the July 2004 Debentures will also have the right to require us to repurchase some or all of their July 2004 Debentures upon certain events constituting a fundamental change. The July 2004 Debentures are unsecured and unsubordinated obligations, and are guaranteed by one of our wholly owned subsidiaries (see Note 8, Guarantor Information).

The July 2004 Debentures will pay contingent interest, subject to certain limitations as described in the offering memorandum, beginning on July 15, 2011. This contingent interest feature is indexed to the value of our common stock, which is not clearly and closely related to the economic characteristics and risks of the July 2004 Debentures. In accordance with SFAS No. 133, the contingent interest feature represents an embedded derivative that must be bifurcated from its host instrument and accounted for separately as a derivative instrument. However, we determined that the fair value of the contingent interest feature at inception was zero based on our option to redeem the July 2004 Debentures prior to incurring any contingent interest payments. If we were to exercise this redemption option, we would not be required to make any contingent interest payments and, therefore, the holders of the July 2004 Debentures cannot assume they will receive those payments. We continue to conclude that the fair value of the contingent interest feature is zero.

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

2) During the five consecutive business day period after any five consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock for each day during such period (the “98% Trading Exception”); provided, however, that if, on the date of any conversion pursuant to the 98% Trading Exception that is on or after March 15, 2029 for the March 2004 Debentures and on or after July 15, 2019 for the July 2004 Debentures, the last reported sale price of our common stock on the trading day before the conversion date is greater than 100% of the applicable conversion price, then holders surrendering debentures for conversion will receive, in lieu of shares of our common stock based on the then applicable conversion rate, shares of common stock with a value equal to the principal amount of the debentures being converted;

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Should we be required to repurchase the Debentures at any of the redemption dates, or if the Debentures are converted, our intent is to satisfy all principal and accrued interest requirements with respect thereto in cash.

EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) requires that the common stock underlying contingent convertible debt instruments such as our Contingent Convertibles should be included in diluted net income per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met. EITF 04-8 concluded that this new treatment should be applied retroactively, with the result that issuers of securities like our Contingent Convertibles would be required to restate previously issued diluted net income per share.

Under the terms of the indentures governing our Contingent Convertibles, we have the ability to make irrevocable elections to pay the principal balance of the Contingent Convertibles in cash upon any conversion prior to or at maturity. By making these elections, under current interpretations of SFAS No. 128, Earnings per Share, and consistent with the provisions of EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, the common stock underlying the principal amount of the Contingent Convertibles would not be required to be included in our calculation of diluted net income per share and would have no past or future impact on our diluted net income per share. The only impact on diluted net income per share from our Contingent Convertibles results from the application of the treasury stock method to any conversion spread on those instruments (see Note 16, Net Income per Share for further information). Prior to the effective date of SFAS No. 128 (revised), Earnings per Share, an Amendment of FASB Statement No. 128, we intend to make such irrevocable elections for each series of our Contingent Convertibles.

To the extent that the respective conversion prices are adjusted below the price of our common stock at the time the Debentures were issued, we would be required to record a beneficial conversion option, which would impact both our net income and net income per share. This has not occurred as of December 31, 2006.

Subordinated Debt

We periodically issue subordinated debt to statutory trusts (“TP Trusts”) that are formed for the purpose of issuing preferred securities to outside investors, which we refer to as Trust Preferred Securities (“TPS”). We generally retain 100% of the common securities issued by the TP Trusts, representing 3% of their total capitalization. As of December 31, 2006, we had completed seven subordinated debt transactions, of which four bear interest at a floating interest rate and three bear fixed interest rates for a specified period and then bear interest at a floating interest rate until maturity. The terms of the subordinated debt issued to the TP Trusts and the TPS issued by the TP Trusts are substantially identical.

The statutory trusts formed to issue the TPS are wholly owned indirect subsidiaries of CapitalSource. However, in accordance with the provisions of FIN 46(R), we have not consolidated the Trusts for financial statement purposes. We account for our investments in the TP Trusts under the equity method of accounting pursuant to APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had subordinated debt totaling $446.4 million and $232.0 million outstanding as of December 31, 2006 and 2005, respectively. Our subordinated debt transactions for the years ended December 31, 2006 and 2005 are as follows:

	Trust
	Formation				Interest Rate as of
TPS Series	Date	Debt Issued	Maturity Date	Date Callable(1)	December 31, 2006
		(Amounts in
		thousands)

2005-1	November 2005	$103,093	December 15, 2035	December 15, 2010	7.31	%(2)
2005-2	December 2005	$128,866	January 30, 2036	January 30, 2011	6.82	%(3)
2006-1	February 2006	$51,545	April 30, 2036	April 30, 2011	6.96	%(4)
2006-2	September 2006	$51,550	October 30, 2036	October 30, 2011	6.97	%(5)
2006-3	September 2006	€25,775	October 30, 2036	October 30, 2011	5.60	%(6)
2006-4	December 2006	$51,545	January 30, 2037	January 30, 2012	7.33	%(2)
2006-5	December 2006	$25,774	January 30, 2037	January 30, 2012	7.33	%(2)

(1)	The subordinated debt is callable in whole or in part at par at any time after the stated date.

(2)	Bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly at various dates.

(3)	Bears a fixed rate of interest of 6.82% through January 20, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(4)	Bears a fixed rate of interest of 6.96% through April 1, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(5)	Bears a fixed rate of interest of 6.97% through October 30, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(6)	Bears interest at a floating interest rate equal to three-month European Inter-Bank Offered Rate (“EURIBOR”) plus 2.05%, resetting quarterly.

The subordinated debt described above is unsecured and rank subordinate and junior in right of payment to all of our indebtedness.

Debt Maturities

The on balance sheet contractual obligations under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt as of December 31, 2006 were as follows:

	Repurchase	Unsecured Credit	Secured Credit		Convertible	Subordinated
	Agreements	Facilities	Facilities	Term Debt(1)	Debt	Debt	Total
		($ in thousands)

2007	$3,510,768	$—	$403,400	$1,143,246	$—	$—	$5,057,414
2008	—	—	358,602	587,596	—	—	946,198
2009	—	355,685	1,133,970	553,857	225,000	—	2,268,512
2010	—	—	—	383,382	—	—	383,382
2011	—	—	—	387,717	330,000	—	717,717
Thereafter	—	—	287,183	2,775,502	—	446,393	3,509,078

Total	$3,510,768	$355,685	$2,183,155	$5,831,300	$555,000	$446,393	$12,882,301

(1)	Excludes net unamortized discount amount of $21.6 million.

The contractual obligations for credit facilities are computed based on the stated maturities of the facilities not considering optional annual renewals.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual obligations for term debt are computed based on the contractual maturities of the underlying loans pledged as collateral and, except for 2006-2 and 2006-A, assume a constant prepayment rate of 10%. We assumed no prepayments on 2006-2 and 2006-A during their replenishment periods, but use a constant prepayment rate of 10% once the replenishment period ends. The underlying loans are subject to prepayment, which would shorten the life of the term debt transactions. The underlying loans may be amended to extend their term, which will lengthen the life of the term debt transactions. At our option, we may substitute for prepaid loans up to specified limitations, which may also impact the life of the term debt. Also, the contractual obligations for our term debt are computed based on the initial call date.

The contractual obligations for convertible debt are computed based on the initial put/call date. The legal maturity of the Contingent Convertibles debt is 2034.

The contractual obligations for subordinated debt are computed based on the legal maturities of the subordinated debt, which is between 2035 and 2037.

Interest Expense

The weighted average interest rates on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2006, 2005 and 2004 were 5.8%, 4.4% and 3.1%, respectively.

Deferred Financing Costs

As of December 31, 2006 and 2005, deferred financing costs of $71.3 million and $42.0 million, respectively, net of accumulated amortization of $80.1 million and $51.4 million, respectively, were included in other assets in the accompanying audited consolidated balance sheets.

Covenants

CapitalSource Finance services loans collateralizing our secured credit facilities and term debt and is required to meet various financial and non-financial covenants. Failure to meet the covenants could result in the servicing being transferred to another servicer. The notes under the trusts established in connection with our term debt include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates. We, and certain of our other wholly owned subsidiaries, also have certain financial and non-financial covenants related to our unsecured credit facility, subordinated debt and our other debt financings. As of December 31, 2006 and 2005, we were in compliance with all of our covenants.

Note 12.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the years ended December 31, 2006, 2005 and 2004 was as follows:

Outstanding as of December 31, 2003	118,780,773
Exercise of options	272,387
Issuance of shares under the Employee Stock Purchase Plan	62,589
Restricted stock and other stock grants, net	111,746
Repurchase of treasury stock	(1,300,000)

Outstanding as of December 31, 2004	117,927,495
Issuance of common stock	19,250,000
Exercise of options	358,988
Issuance of shares under the Employee Stock Purchase Plan	66,881
Restricted stock and other stock grants, net	2,802,402

Outstanding as of December 31, 2005	140,405,766
Issuance of common stock	39,758,116
Exercise of options	692,375
Restricted stock and other stock grants, net	596,033

Outstanding as of December 31, 2006	181,452,290

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In order to comply with the rules applicable to REITs, in January 2006, we paid a special dividend of $2.50 per share, or $350.9 million in the aggregate, representing our cumulative undistributed earnings and profits, including earnings and profits of some of our predecessor entities, from our inception through December 31, 2005. We paid this special dividend $70.2 million in cash and $280.7 million in 12.3 million shares of common stock, based on an imputed per share stock price of $22.85.

Dividend Reinvestment and Stock Purchase Plan

In March 2006, we began offering a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the year ended December 31, 2006, we received proceeds of $191.0 million related to the purchase of 7.7 million shares of our common stock pursuant to the DRIP. In addition, we received proceeds of $17.2 million related to cash dividends reinvested for 0.7 million shares of our common stock during the year ended December 31, 2006.

Treasury Stock

In connection with the issuance of convertible debt as discussed in Note 11, Borrowings, we purchased 1,300,000 shares of our common stock in 2004 for an aggregate purchase price of approximately $29.9 million.

Equity Offerings

In October 2005, we sold 19.25 million shares of our common stock in a public offering at a price of $22.30 per share. In connection with this offering, we received net proceeds of $414.3 million, which were used to repay borrowings under our credit facilities. Affiliated purchasers, including John K. Delaney, CapitalSource Chairman and Chief Executive Officer, Jason M. Fish, CapitalSource Vice Chairman and former Chief Investment Officer and, other members of CapitalSource’s Board of Directors and their affiliates, including Farallon Capital Management, L.L.C. and Madison Dearborn Partners, LLC, purchased an aggregate of 4.3 million of the offered shares.

In March 2006, we sold 17.6 million shares of our common stock in a public offering at a price of $23.50 per share, including the 1.6 million shares purchased by the underwriters pursuant to their over-allotment option. Affiliates of Farallon Capital Management, L.L.C. bought 1.0 million of the offered shares. In connection with this offering, we received net proceeds of $395.7 million, which were used to repay outstanding borrowings under our credit facilities.

Note 13.	Employee Benefit Plan

Our employees are eligible to participate in the CapitalSource Finance LLC 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. For the years ended December 31, 2006, 2005 and 2004, we contributed $1.7 million, $1.3 million and $0.9 million, respectively, in matching contributions to the 401(k) Plan.

Note 14.	Income Taxes

We expect to formally make an election to REIT status for 2006 under the Code when we file our tax return for the year ended December 31, 2006. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. We will continue to be subject to corporate-level tax on the earnings we derive from our TRSs. If we fail to qualify as a REIT in any taxable year, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We will still be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

As certain of our subsidiaries are TRSs, we continue to report a provision for income taxes within our consolidated financial statements. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

The components of income tax expense for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)

Current:
Federal	$74,095	$95,254	$75,526
State	13,736	16,360	14,740

Total current	87,831	111,614	90,266
Deferred:
Federal	(18,382)	(6,461)	(8,008)
State	(2,317)	(753)	(1,688)

Total deferred	(20,699)	(7,214)	(9,696)

Income tax expense	$67,132	$104,400	$80,570

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. Net deferred tax assets are included in other assets in the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying audited consolidated balance sheets. The components of deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	($ in thousands)

Deferred tax assets:
Allowance for loan losses	$24,722	$21,165
Stock based compensation awards	10,581	7,351
Other	10,025	5,683

Total deferred tax assets	45,328	34,199
Valuation allowance	(1,532)	(858)

Total deferred tax assets, net of valuation allowance	43,796	33,341
Deferred tax liabilities:
Net unrealized gain on investments	861	707
Property and equipment	205	299
Contingent interest on July 2004 Debentures	—	9,222
Other, net	3,107	1,717

Total deferred tax liabilities	4,173	11,945

Net deferred tax assets	$39,623	$21,396

During the year ended December 31, 2006, we recorded valuation allowances of $1.5 million against our deferred tax assets related to foreign and state net operating loss carryforwards, $1.1 million of which does not expire and $0.4 million of which expires beginning in 2025. During the year ended December 31, 2005, we recorded valuation allowances of $0.9 million against our deferred tax assets related to state net operating loss carryforwards. The entity which generated the losses expects to formally make an election to REIT status for 2006 when we file our tax return for the year ended December 31, 2006. Therefore, the deferred tax asset and valuation allowance related to its state net operating losses were reversed into income during the year ended December 31, 2006.

The reconciliations of the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
Benefit of REIT election	(16.8)	—	—
State income taxes, net of federal tax benefit	2.1	3.5	4.0
Other	0.5	0.3	0.2
Discrete item — Benefit for reversal of net deferred tax liabilities(1)	(1.4)	—	—

Effective income tax rate	19.4%	38.8%	39.2%

(1)	In connection with our REIT election, we reversed net deferred tax liabilities of $4.7 million, relating to REIT qualifying activities, into income during the year ended December 31, 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Comprehensive Income

Comprehensive income for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)

Net income	$279,276	$164,672	$124,851
Unrealized gain (loss) on available-for-sale securities, net of tax	3,532	(807)	(1,062)
Unrealized loss on foreign currency translation, net of tax	(826)	—	—
Unrealized gain (loss) on cash flow hedges, net of tax	1,098	(220)	(311)

Comprehensive income	$283,080	$163,645	$123,478

Accumulated other comprehensive income (loss), net as of December 31, 2006 and 2005 was as follows:

	December 31,
	2006	2005
	($ in thousands)

Unrealized gain (loss) on available-for-sale securities, net of tax	$2,714	$(818)
Unrealized loss on foreign currency translation, net of tax	(826)	—
Unrealized gain (loss) on cash flow hedges, net of tax	577	(521)

Accumulated other comprehensive income (loss), net	$2,465	$(1,339)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Net Income per Share

The computations of basic and diluted net income per share for years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands, except per share data)

Basic net income per share:
Net income	$279,276	$164,672	$124,851
Average shares — basic	166,273,730	120,976,558	116,217,650
Basic net income per share	$1.68	$1.36	$1.07
Diluted net income per share:
Net income	$279,276	$164,672	$124,851
Average shares — basic	166,273,730	120,976,558	116,217,650
Effect of dilutive securities:
Stock dividend declared(1)	807,874	1,312,683	—
Option shares	483,301	699,804	1,249,291
Unvested restricted stock	1,341,067	439,448	133,735
Stock units	19,201	5,152	—
Non-managing member units	—	—	—
Conversion premium on the Debentures(2)	294,834	—	—
Written call option	—	—	—

Average shares — diluted	169,220,007	123,433,645	117,600,676

Diluted net income per share	$1.65	$1.33	$1.06

(1)	All conditions were not met for inclusion in the basic net income per share calculation until such shares were issued on January 25, 2006.

(2)	For the year ended December 31, 2006, the conversion premiums on the March 2004 Debentures and July 2004 Debentures represent the dilutive shares based on conversion prices of $25.20 and 26.35, respectively.

Shares that have an antidilutive effect in the calculation of diluted net income per share and certain shares related to our convertible debt have been excluded from the computations above. For the year ended December 31, 2006, we excluded 2.5 million average shares from average dilutive shares related to stock options that are either antidilutive or have not satisfied a required market condition. For the year ended December 31, 2006, we excluded 2.3 million average shares from average dilutive shares related to non-managing member units that are considered antidilutive. For the year ended December 31, 2006 and 2005, we excluded 7.4 million average shares from average dilutive shares related to shares subject to a written call option that are considered antidilutive. For the year ended December 31, 2005, we excluded 0.1 million average shares from average dilutive shares related to stock options that are antidilutive. For the year ended December 31, 2005, the conversion premiums on the March 2004 Debentures and July 2004 Debentures were considered to be antidilutive based on conversion prices of $32.70 and $34.19, respectively. As dividends are paid, the conversion prices related to our written call option and the Debentures are adjusted. Also, as discussed in Note 11, Borrowings, we have excluded the shares underlying the principal balance of the Debentures for all periods presented.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Stock-Based Compensation

Equity Incentive Plan

In April 2006, our shareholders adopted the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan (the “Plan”), which amended the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan adopted on August 6, 2003 in connection with our initial public offering. A total of 33.0 million shares of common stock are reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) August 6, 2016. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. As of December 31, 2006, there were 14.1 million shares remaining available for issuance under the Plan.

Adoption of SFAS No. 123(R)

As discussed in Note 2, Summary of Significant Accounting Policies, we adopted SFAS No. 123(R) on January 1, 2006, as it relates to the Plan described above. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized from the exercise of stock options to be classified as financing cash flows, rather than as operating cash flows.

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

Upon adoption of SFAS No. 123(R), we recorded a cumulative effect of accounting change of $0.4 million (or $0.00 per diluted share), net of taxes, in our accompanying audited consolidated statement of income for the year ended December 31, 2006 resulting from the requirement to estimate forfeitures for unvested awards at the date of grant instead of recognizing them as incurred. Our net income for year ended December 31, 2006 is $4.3 million, or $0.03 per basic and diluted share, lower than if we had continued to account for stock-based compensation under APB 25. The adoption of SFAS No. 123(R) also had the impact of reducing net operating cash flows and increasing net financing cash flows by the $4.3 million excess tax benefit recognized for the year ended December 31, 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effects on reported net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
	($ in thousands, except per share data)

Net income as reported	$164,672	$124,851
Add back: Stock-based compensation expense from options included in reported net income, net of tax	199	174
Deduct: Total stock-based compensation expense determined under fair value-based method for all option awards, net of tax	(2,182)	(1,676)

Pro forma net income	$162,689	$123,349

Net income per share:
Basic — as reported	$1.36	$1.07
Basic — pro forma	$1.34	$1.06
Diluted — as reported	$1.33	$1.06
Diluted — pro forma	$1.32	$1.05

Total compensation cost recognized in income pursuant to the Plan was $33.3 million, $19.1 million and $4.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock Options

Option activity for the year ended December 31, 2006 was as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Options	Price	(in years)	Intrinsic Value
				($ in thousands)

Outstanding as of December 31, 2005	2,587,312	$15.34
Granted	7,974,542	23.71
Exercised	(692,375)	10.41
Forfeited	(271,213)	19.90

Outstanding as of December 31, 2006	9,598,266	$22.53	9.06	$25,781

Vested or expected to vest as of December 31, 2006	9,474,092	$22.55	9.07	$25,741
Exercisable as of December 31, 2006	2,643,942	$20.65	8.56	$7,990

For the years ended December 31, 2006, 2005 and 2004, the weighted average grant date fair value of options granted was $1.44, $6.37, and $11.54, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $9.8 million, $6.0 million and $4.9 million, respectively. As of December 31, 2006, the total unrecognized compensation cost related to nonvested options granted pursuant to the Plan was $11.0 million. This cost is expected to be recognized over a weighted average period of 2.7 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For awards containing only service and/or performance based vesting conditions, we use the Black-Scholes weighted average option-pricing model to estimate the fair value of each option grant on its grant date. During the years ended December 31, 2005 and 2004, we used this model solely to determine the pro forma net income disclosures required by SFAS No. 123. The weighted average assumptions used in this model for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004

Dividend yield	8.3%	2.1%	—
Expected volatility	20%	29%	31%
Risk-free interest rate	5.0%	4.0%	3.7%
Expected life	9.6 years	6 years	6 years

The dividend yield is computed based on annualized dividends and the average share price for the period. Prior to our decision to elect to be taxed as a REIT, we did not pay dividends and this assumption was not applicable. Prior to 2006, expected volatility was based on the historical volatility of our common stock. In connection with our REIT election, we changed our method of computing the expected volatility to be based on the average volatility of the common stock of selected competitor REITs as our historical volatility is no longer an indicator of our future volatility. The risk-free interest rate is the U.S. Treasury yield curve in effect at the time of grant based on the expected life of options. The expected life of our options granted represents the period of time that options are expected to be outstanding. The expected life of our options increased during the year ended December 31, 2006 as a result of options granted to certain executives during the period which have a longer expected life.

We granted 3.5 million awards to our Chairman and Chief Executive Officer during the year ended December 31, 2006 that contained market based vesting conditions. For the awards containing market based vesting conditions, we used a lattice option-pricing model to estimate the fair value of each option grant on its grant date.

The assumptions used in this model for the year ended December 31, 2006 were as follows:

Dividend yield	8.35%
Expected volatility	19%
Risk-free interest rate	4.99%
Expected life	10.0 years

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

Restricted Stock

Restricted stock activity for the year ended December 31, 2006 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested as of December 31, 2005	3,873,124	$22.08
Granted	1,813,407	23.97
Vested	(1,063,485)	22.16
Forfeited	(153,889)	22.47

Nonvested as of December 31, 2006	4,469,157	$22.82

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of nonvested restricted stock is determined based on the closing trading price of our common stock on the grant date. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2006, 2005 and 2004 was $23.97, $22.79 and $20.93, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2006, 2005 and 2004 was $26.8 million, $4.0 million and $0.6 million, respectively. As of December 31, 2006, the total unrecognized compensation cost related to nonvested restricted stock granted pursuant to the Plan was $71.7 million, which is expected to be recognized over a weighed average period of 1.65 years.

Note 18.	Commitments and Contingencies

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next ten years and contain provisions for certain annual rental escalations.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2006 were as follows ($ in thousands):

2007	$7,899
2008	7,736
2009	6,617
2010	6,159
2011	5,842
Thereafter	9,389

$43,642

Rent expense was $7.6 million, $6.8 million and $4.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, we had issued $253.2 million in letters of credit which expire at various dates over the next seven years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $6.0 million, in other liabilities in the accompanying audited consolidated balance sheet as of December 31, 2006.

As of December 31, 2006, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. Under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB No. 143, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2006, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying audited consolidated balance sheet as of December 31, 2006.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Related Party Transactions

We have from time to time in the past, and expect that we may from time to time in the future, make loans or invest in the equity securities of companies in which affiliates of our directors have interests. Under our Principles of Corporate Governance, our Board of Directors, or a committee thereof, is charged with considering these types of transactions, and none are approved without the prior consent of all disinterested directors or a committee of disinterested directors. Management believes that each of our related party loans has been, and will continue to be, subject to the same due diligence, underwriting and rating standards as the loans that we make to unrelated third parties.

We sold a loan participation totaling $9.8 million to an affiliate of a 10% or more shareholder. As of December 31, 2006 and 2005, the loan participation totaled $6.4 million and $6.6 million, respectively. The loan participation was sold at par, therefore, no gain or loss was recorded as a result of the sale.

From time to time, we have entered into transactions to lend, commit to lend, or participate in loans to affiliates of our 10% or more shareholders. Management believes that these transactions, which were made with the consent of the disinterested members of our Board of Directors, or a committee thereof, were made on terms comparable to other non-affiliated clients. As of December 31, 2006 and 2005, CapitalSource had committed to lend $465.2 and $211.1 million, respectively, to these affiliates of which $258.1 million and $151.3 million, respectively, was outstanding. These loans bear interest ranging from 8.08% to 13.25% as of December 31, 2006 and 7.78% to 13.00% as of December 31, 2005. For the years ended December 31, 2006, 2005 and 2004, we recognized $37.5 million, $19.7 million and $12.0 million, respectively, in interest and fees from the loans to these affiliates.

In 2005, we purchased a $14.0 million participation interest in a loan to a company in which an affiliate of a shareholder holds a significant equity position.

Wachovia has served as an initial purchaser on our term debt and our offerings of convertible debentures and as deal agent on three of our existing credit facilities, each as described in Note 11, Borrowings. An affiliate of Wachovia is the counterparty on our hedging transactions required under our credit facilities and term debt. All entities may be deemed to be an affiliate of one of our directors.

We subleased office space from a shareholder under an operating lease. For the years ended December 31, 2006, 2005 and 2004, we paid rent to the shareholder of $0.2 million, $0.3 million and $0.3 million, respectively.

Note 20.	Derivative Instruments

Interest Rate Risk

We enter into various derivative instruments to manage interest rate risk. The objective is to manage interest rate sensitivity by modifying the characteristics of certain assets and liabilities to reduce the adverse effect of changes in interest rates.

Interest rate swaps are contracts in which a series of interest rate cash flows, based on a specific notional amount and a fixed and variable interest rate, are exchanged over a prescribed period. Options are contracts that provide the right, but not the obligation, to buy (call) or sell (put) a security at an agreed-upon price during a certain period of time or on a specific date in exchange for the payment of a premium when the contract is issued. Swaptions are contracts that provide the right, but not the obligation, to enter into an interest rate swap agreement on a specified future date in exchange for the payment of a premium when the contract is issued. Caps and floors are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is issued. Euro dollar futures are contracts that cash settle on a future date based on a specific notional amount and a variable interest rate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Exchange Risk

We enter into forward exchange contracts to manage foreign exchange risk. The objective is to manage the uncertainty of future foreign exchange rate fluctuations by contractually locking in current foreign exchange rates for the settlement of anticipated future cash flows.

Derivatives Designated as Hedging Instruments

In connection with the issuance of one series of our TPS, we entered into an interest rate swap. The objective of this instrument is to offset the changes in interest rate payments attributable to fluctuations in three-month LIBOR. This interest rate swap is designated as a cash flow hedge for accounting purposes. The fair value of this interest rate swap was $0.9 million and $0.2 million as of December 31, 2006 and 2005, respectively. This interest rate swap was our only derivative designated as an accounting hedge as of December 31, 2006.

Derivatives Not Designated as Hedging Instruments

Basis Swaps

We enter into basis swap agreements to eliminate basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest risk typically by converting our prime rate loans to a one-month LIBOR rate. The objective of this swap activity is to protect us from risk that interest collected under the prime rate loans will not be sufficient to service the interest due under the one-month LIBOR-based term debt. These basis swaps are not designated as hedges for accounting purposes. During the years ended December 31, 2006, 2005 and 2004, we recognized a net (loss) gain of $(2.3) million, $(0.5) million and $0.1 million, respectively, related to the fair value of these basis swaps and cash payments made or received, which was recorded in gain (loss) on derivatives in the accompanying audited consolidated statements of income. As of December 31, 2006 and 2005, the fair values of the basis swaps were $(2.7) million and $(0.2) million, respectively.

Interest Rate Caps

The Trusts entered into interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Simultaneously, we entered into offsetting interest rate cap agreements with Wachovia. The interest rate caps are not designated as hedges for accounting purposes. Since the interest rate cap agreements are offsetting, changes in the fair value of the interest rate cap agreements have no impact on current period earnings.

Call Options

Concurrently with our sale of the March 2004 Debentures we entered into two separate call option transactions. The objective of these transactions is to minimize potential dilution as a result of the conversion of the March 2004 Debentures. These call options are not designated as hedges for accounting purposes and were initially recorded in shareholders’ equity in accordance with EITF 00-19. Subsequent changes in the fair value of these transactions will not be recognized as long as the instruments remain classified in shareholders’ equity. We reassess this classification on a quarterly basis to determine whether the call option transactions should be reclassified. We continue to believe that equity classification for these transactions is appropriate as of December 31, 2006. For further discussion of the terms of these transactions, see Note 11, Borrowings.

Forward Commitments to Purchase Mortgage-Backed Securities

As discussed in Note 5, Residential Mortgage-Backed Securities and Certain Derivative Instruments, as of December 31, 2005, we had derivatives that were considered forward commitments to purchase mortgage-backed securities, which were recorded at their estimated fair value on the accompanying audited consolidated balance sheet with changes in fair value included in other income. During the year ended December 31, 2005, we recognized

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a net gain of $0.9 million related to the fair value of these derivatives which was recorded in gain (loss) on derivatives in the accompanying audited consolidated statements of income. As of December 31, 2005, the fair value of these forward commitments to purchase mortgage-backed securities, including accrued interest, was $11.8 million. As of December 31, 2006, we no longer had any forward commitments to purchase mortgage-backed securities. See further discussion of the activity related to these derivatives during the year ended December 31, 2006 in Note 5, Residential Mortgage-Backed Securities and Certain Derivative Instruments.

Forward Exchange Contracts

During 2006, we began entering into forward exchange contracts to economically hedge anticipated loan syndications and foreign currency-denominated loans we originate against foreign currency fluctuations. These forward exchange contracts provide for a fixed exchange rate which has the effect of locking in the anticipated cash flows to be received from the loan syndication and the foreign currency-denominated loans. The fair value of these forward exchange contracts was $1.0 million as of December 31, 2006.

Derivatives Related to Residential Mortgage Investments

In connection with our residential mortgage investments, we entered into interest rate swaps, interest rate swaptions, interest rate caps and Eurodollar futures contracts as part of our interest rate risk management program related to these investments. The objective of these instruments is to offset the changes in fair value of our residential mortgage investments. These derivatives are not designated as hedges for accounting purposes. During the years ended December 31, 2006 and 2005, we recognized net gains of $18.1 million and losses of $3.0 million, respectively, related to the fair value of these derivatives and related cash payments which were recorded in gain (loss) on the residential mortgage investment portfolio in the accompanying audited consolidated statements of income. As of December 31, 2006 and 2005, the fair value of these derivatives were $6.6 million and $2.3 million, respectively.

Note 21.	Credit Risk

In the normal course of business, we utilize various financial instruments to manage our exposure to interest rate and other market risks. These financial instruments, which consist of derivatives and credit-related arrangements, involve, to varying degrees, elements of credit and market risk in excess of the amounts recorded on the accompanying audited consolidated balance sheets in accordance with GAAP.

Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. Market risk is the possibility that a change in market prices may cause the value of a financial instrument to decrease or become more costly to settle. The contract or notional amounts of financial instruments, which are not included in the accompanying audited consolidated balance sheets, do not necessarily represent credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments.

We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding by an individual counterparty, by obtaining collateral based on management’s assessment of the client and by applying uniform credit standards maintained for all activities with credit risk.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract or notional amounts and the credit risk amounts for derivatives and credit-related arrangements as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006		2005
	Contract or		Contract or
	Notional	Credit Risk	Notional	Credit Risk
	Amount	Amount	Amount	Amount
	($ in thousands)

Derivatives:
Interest rate swaps	$5,924,805	$13,879	$5,038,802	$4,082
Interest rate caps	914,877	3,006	893,876	3,536
Eurodollar futures	4,870,000	83	—	—
Interest rate swaptions	1,000,000	3,599	460,000	1,374
Call options	457,702	36,999	523,280	22,494
Forward commitments to purchase mortgage-backed securities	—	—	1,967,307	11,810
Forward exchange contracts	88,356	1,616	—	—

Total derivatives	$13,255,740	$59,182	$8,883,265	$43,296

Credit-related arrangements:
Commitments to extend credit	$4,079,369	$56,217	$3,186,824	$40,012
Commitments to extend letters of credit	252,814	10,574	172,990	5,203
Interest-only loans	5,251,354	5,251,354	5,265,666	5,265,666
Interest on paid-in-kind loans	31,592	31,592	27,235	27,235

Total credit-related arrangements	$9,615,129	$5,349,737	$8,652,715	$5,338,116

Derivatives

Derivatives expose us to credit and market risk. If the counterparty fails to perform, the credit risk is equal to the fair market value gain of the derivative. When the fair market value of a derivative contract is positive, this indicates the counterparty owes us, and therefore, creates a repayment risk for us. When the fair market value of a derivative contract is negative, we owe the counterparty and have no repayment risk. Market risk is the adverse effect that a change in interest rates has on the value of a financial instrument. We manage market risk by only using derivatives for hedging purposes against existing assets and liabilities. For further discussion regarding our derivative activities, see Note 20, Derivative Instruments.

Credit-Related Arrangements

As of December 31, 2006 and 2005, we had committed credit facilities to our borrowers of approximately $11.9 billion and $9.2 billion, respectively, of which approximately $4.1 billion and $3.2 billion, respectively, was unfunded. Commitments do not include transactions for which we have signed commitment letters but not yet signed loan agreements. Our obligation to fund unfunded commitments generally is based on our client’s ability to provide the required collateral and to meet certain other preconditions to borrowing. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create a breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business. We currently believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments.

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements not to exceed $329.4 million at any time during the term of the arrangement, with $253.2 million and $166.8 million

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of letters of credit issued as of December 31, 2006 and 2005, respectively. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. We currently do not anticipate that we will be required to fund commitments subject to any outstanding standby letters of credit.

Our interest-only loans consist of balloon and bullet loans, which collectively represent approximately 90% and 88% of our loan portfolio as of December 31, 2006 and 2005, respectively. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that upon maturity of the loan more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan. On the maturity date, the entire unpaid balance of the loan is due. Balloon loans and bullet loans involve a greater degree of credit risk than other types of loans because they require the borrower to make a large final payment upon the maturity of the loan.

Our PIK interest rate loans represent the deferral of either a portion or all of the contractual interest payments on the loan. At each payment date, any accrued and unpaid interest is capitalized and included in the loan’s principal balance. As of December 31, 2006 and 2005, the outstanding balance of our PIK loans was $754.0 million and $576.0 million, respectively. On the maturity date, the principal balance and the capitalized PIK interest are due. Loans with PIK interest have a greater degree of credit risk than other types of loans because they require the borrower to make a large final payment upon the maturity of the loan.

Concentrations of Credit Risk

In our normal course of business, we engage in commercial lending activities with borrowers throughout the United States. As of December 31, 2006 and 2005, the entire loan portfolio was diversified such that no single borrower was greater than 10% of the portfolio. As of December 31, 2006, the single largest industry concentration was skilled nursing, which made up approximately 18% of our commercial loan portfolio. As of December 31, 2006, the largest geographical concentration was Florida, which made up approximately 15% of our commercial loan portfolio. As of December 31, 2006, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 98% of the investments. As of December 31, 2006, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 40% of the investments.

Note 22.	Estimated Fair Value of Financial Instruments

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

Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. SFAS No. 107 specifies that fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. Fair value estimates are based on judgments regarding current economic conditions, interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the estimated fair value may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the estimates. Fair value estimates, methods and assumptions are set forth below for our financial instruments:

•	Cash and cash equivalents — The carrying amount is a reasonable estimate of fair value due to the short maturity of these instruments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Restricted cash — The carrying amount is a reasonable estimate of fair value due to the nature of this instrument.

•	Mortgage-related receivables, net — The fair value is determined from dealer quotes for securities backed by similar receivables.

•	Mortgage-backed securities pledged, trading — The fair value, which represents the carrying value, is determined from quoted market prices.

•	Receivables under reverse-repurchase agreements — The carrying amount approximates fair value due to the short-term nature of this instrument.

•	Loans — The fair value of loans (including loans held for sale) is estimated using a combination of methods, including discounting estimated future cash flows, using quoted market prices for similar instruments or using quoted market prices for securities backed by similar loans.

•	Investments — For those investments carried at fair value, we determined the fair value based on quoted market prices, when available (see Note 7, Investments). For investments when no market information is available, we estimate fair value using various valuation tools including financial statements, budgets, and business plans as well as qualitative factors.

•	Repurchase agreements, credit facilities and term debt — Due to the adjustable rate nature of the borrowings, fair value is estimated to be the carrying value.

•	Owner Trust term debt — The fair value of the Owner Trust senior term debt is determined from dealer quotes on the associated senior notes issued by the Owner Trusts. The carrying amount of the Owner Trust subordinated term debt approximates its fair value due to the nature of the instrument.

•	Convertible debt — The fair value is determined from quoted market prices.

•	Subordinated debt — The fair value is determined based on estimated market conditions.

•	Loan commitments and letters of credit — The fair value is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

•	Derivatives — The fair value of the interest rate swaps, interest rate swaptions, call options, interest rate caps, forward exchange contracts and Eurodollar futures is the estimated amount that we would receive or pay to terminate the contract at the reporting date as determined from quoted market prices.

The carrying value approximates fair value for all financial instruments discussed above as of December 31, 2006 and 2005 except as follows:

	December 31,
	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)

Assets:
Mortgage-related receivables, net	$2,295,922	$2,287,324	$—	$—
Loans, net	7,547,339	7,505,741	5,746,723	5,740,337
Investments carried at cost	71,386	109,556	51,907	78,588

Liabilities:
Owner Trust term debt	2,270,872	2,275,078	—	—
Convertible debt	555,000	647,728	555,000	534,798
Subordinated debt	446,393	443,915	231,959	232,365
Loan commitments and letters of credit	—	61,273	—	45,215

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Unaudited Quarterly Information

Unaudited quarterly information for each of the three months in the years ended December 31, 2006 and 2005 was follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Interest income	$284,932	$280,066	$256,037	$195,498
Fee income	38,385	53,955	36,603	41,542

Total interest and fee income	323,317	334,021	292,640	237,040
Operating lease income	11,568	7,855	6,694	4,625

Total investment income	334,885	341,876	299,334	241,665
Interest expense	184,907	170,118	153,918	97,782

Net investment income	149,978	171,758	145,416	143,883
Provision for loan losses	30,529	24,849	11,471	14,713

Net investment income after provision for loan losses	119,449	146,909	133,945	129,170
Operating expenses	58,511	53,231	53,691	50,619
Other income	14,950	10,738	11,296	344
Noncontrolling interests expense	1,361	1,259	1,230	861

Net income before income taxes and cumulative effect of accounting change	74,527	103,157	90,320	78,034
Income taxes	14,187	22,304	17,531	13,110

Net income before cumulative effect of accounting change	60,340	80,853	72,789	64,924
Cumulative effect of accounting change, net of taxes	—	—	—	370

Net income	$60,340	$80,853	$72,789	$65,294

Net income per share:
Basic	$0.35	$0.47	$0.43	$0.44
Diluted	0.34	0.47	0.43	0.42

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

Interest income	$153,331	$133,480	$119,267	$108,574
Fee income	29,915	35,771	38,469	26,483

Total interest and fee income	183,246	169,251	157,736	135,057
Interest expense	57,571	50,981	42,797	34,586

Net investment income	125,675	118,270	114,939	100,471
Provision for loan losses	7,847	42,884	5,047	9,902

Net investment income after provision for loan	117,828	75,386	109,892	90,569
Operating expenses(1)	38,812	33,295	41,109	30,620
Other income	6,446	2,743	5,734	4,310

Net income before income taxes	85,462	44,834	74,517	64,259
Income taxes	33,527	16,750	29,062	25,061

Net income	$51,935	$28,084	$45,455	$39,198

Net income per share:
Basic	$0.39	$0.24	$0.39	$0.34
Diluted	0.37	0.24	0.39	0.33

(1)	In the fourth quarter 2005, we reversed $3.7 million of accrued incentive compensation that was recorded in the first three quarters of 2005. This reversal was made to align overall incentive compensation for our Chief Executive Officer and our former Chief Investment Officer with financial performance targets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24.	Segment Data

SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. As discussed in Note 1, Organization, on January 1, 2006, we began operating as two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Prior to 2006, we operated as a single business segment as substantially all of our activity was related to our commercial lending and investment business. The financial results of our operating segments as of and for the year ended December 31, 2006 were as follows:

	Year Ended December 31, 2006
	Commercial	Residential
	Lending &	Mortgage	Consolidated
	Investment	Investment	Total
	($ in thousands)

Total interest and fee income	$919,496	$267,522	$1,187,018
Operating lease income	30,742	—	30,742
Interest expense	356,164	250,561	606,725
Provision for loan losses	81,211	351	81,562
Operating expenses(1)	207,412	8,640	216,052
Other income(2)	34,800	2,528	37,328
Noncontrolling interests expense	4,711	—	4,711

Net income before income taxes and cumulative effect of accounting change	335,540	10,498	346,038
Income taxes	67,132	—	67,132

Net income before cumulative effect of accounting change	268,408	10,498	278,906
Cumulative effect of accounting change, net of taxes	370	—	370

Net income	$268,778	$10,498	$279,276

Total assets as of December 31, 2006	$9,235,449	$5,975,125	$15,210,574

(1)	Operating expenses of our Residential Mortgage Investment segment consist primarily of direct expenses related to compensation and benefits and professional fees paid to our investment manager and other direct expenses.

(2)	Other income for our Residential Mortgage Investment segment includes the net of interest income and expense accruals related to certain of our derivatives along with the changes in fair value of our Agency MBS and related derivatives.

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Currently, substantially all of our business activities occur within the United States of America and therefore, no additional geographic disclosures are necessary.

Note 25.  Subsequent Event

In January 2007, we repaid all amounts outstanding under our series 2004-2 Term Debt notes. See Note 11, Borrowings, for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Reference is made to the Management Report on Internal Controls Over Financial Reporting on page 73.

ITEM 9B.	OTHER INFORMATION

As previously disclosed, on February 12, 2007, director Dennis P. Lockhart informed the company that he has decided, due to his recent appointment as President and Chief Executive Officer of the Federal Reserve Bank of Atlanta, to resign from the company’s Board of Directors. The effective date of Mr. Lockhart’s resignation is March 1, 2007.

The Board of Directors has designated Lawrence C. Nussdorf as a member of our Board of Directors and the Audit Committee thereof effective March 2, 2007. Mr. Nussdorf has been designated as an independent member for purposes of the New York Stock Exchange’s and the Securities and Exchange Commission’s rules on audit committee independence.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A listing of our executive directors and their biographies are included under Item 1 in the section entitled “Executive Officers” on page 13 of this Form 10-K. Biographies for our non-management directors and additional information pertaining to directors and executive officers and our corporate governance are incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 3, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 3, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information pertaining to security ownership of management and certain beneficial owners of the registrant’s Common Stock is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 3, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information pertaining to certain relationships and related transactions and director independence is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 3, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information pertaining to principal accounting fees and services is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 3, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

The consolidated financial statements of the registrant as listed in the “Index to Consolidated Financial Statements” included in Item 8, Consolidated Financial Statements and Supplementary Data, on page 75 of this report, are filed as part of this report.

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

CAPITALSOURCE INC.

Date: March 1, 2007	/s/ JOHN K. DELANEY John K. DelaneyChairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2007	/s/ THOMAS A. FINK Thomas A. FinkChief Financial Officer (Principal Financial Officer)

Date: March 1, 2007	/s/ DAVID C. BJARNASON David C. Bjarnason Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

/s/ WILLIAM G. BYRNES	/s/ SARA L. GROOTWASSINK

William G. Byrnes, Director	Sara L. Grootwassink, Director

/s/ FREDERICK W. EUBANK	/s/ TIMOTHY M. HURD

Frederick W. Eubank, Director	Timothy M. Hurd, Director

/s/ JASON M. FISH

Jason M. Fish, Vice Chairman of the Board	Dennis P. Lockhart, Director

/s/ ANDREW M. FREMDER	/s/ THOMAS F. STEYER

Andrew M. Fremder, Director	Thomas F. Steyer, Director

/s/ TULLY M. FRIEDMAN	/s/ PAUL R. WOOD

Tully M. Friedman, Director	Paul R. Wood, Director

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K filed May 3, 2006)
3.2	Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.1	Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10.1	Office Lease Agreement, dated as of December 8, 2000, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC, as amended (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076))
10.1.1	Third Amendment to Office Lease Agreement, dated as of August 1, 2003, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002))
10.5 *	Employment Agreement, dated as of April 3, 2002, between CapitalSource Finance LLC and Bryan M. Corsini (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076))
10.7	Third Amended and Restated Loan Certificate and Servicing Agreement, dated as of February 25, 2003, among CapitalSource Funding LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, Variable Funding Capital Corporation (“VFCC”), Fairway Finance Corporation (“Fairway”), Eiffel Funding, LLC (“Eiffel”), and Hannover Funding Company LLC (“Hannover”), as Purchasers, Wachovia Securities, Inc. as Administrative Agent and VFCC Agent, BMO Nesbitt Burns Corp., as Fairway Agent, CDC Financial Products Inc., as Eiffel Agent, Norddeutsche Landesbank Girozentrale, as Hannover Agent, and Wells Fargo Bank Minnesota, National Association, as Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076))
10.7.1	Amendment No. 1 to Third Amended and Restated Loan Certificate and Servicing Agreement, dated as of March 3, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076))
10.7.2	Amendment No. 2 to Third Amended and Restated Loan Certificate and Servicing Agreement, dated as of April 22, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076))
10.8	Loan Certificate and Servicing Agreement, dated as of February 28, 2003, among CapitalSource Acquisition Funding LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, Variable Funding Capital Corporation, as Purchaser, Wachovia Securities, Inc., as Administrative Agent and Purchaser Agent, and Wells Fargo Bank Minnesota, National Association, as Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076))
10.8.1	Amendment No. 1 to Loan Certificate and Servicing Agreement, dated as of April 3, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076))
10.8.2	Amendment No. 2 to Loan Certificate and Servicing Agreement, dated as of June 30, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.8.3	Amendment No. 3 to Loan Certificate and Servicing Agreement, dated as of August 27, 2003 (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.8.4	Amendment No. 4 to Loan Certificate and Servicing Agreement, dated as of February 26, 2004 (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

Exhibit
No.		Description

10.8.5		Amendment No. 5 to Loan Certificate and Servicing Agreement, dated as of April 8, 2004 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.9.1	*	Form of Indemnification Agreement between the registrant and each of its non-employee directors (incorporated by reference to exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.9.2	*	Indemnification Agreement between the registrant and John K. Delaney (incorporated by reference to exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.9.3	*	Form of Indemnification Agreement between the registrant and each of its executive officers (incorporated by reference to exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.10		Master Repurchase Agreement, dated as of March 24, 2003, between Wachovia Bank, National Association, as Buyer, and CapitalSource Repo Funding LLC, as Seller (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076))
10.11		Amended and Restated Registration Rights Agreement, dated August 30, 2002, among CapitalSource Holdings LLC and the holders parties thereto (incorporated by reference to the same-numbered exhibit to the registrant’s 10-Q for the quarter ended June 30, 2006)
10.12	*	Third Amended and Restated Equity Incentive Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
10.13	*	Employee Stock Purchase Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076))
10.14.1		Sale and Servicing Agreement, dated as of September 17, 2003, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.14.1.1		First Amendment to the Sale and Servicing Agreement, dated as of April 8, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.14.1.2		Second Amendment to the Sale and Servicing Agreement, dated as of April 15, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.14.1.3		Third Amendment to the Sale and Servicing Agreement, dated as of June 29, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.14.2		Amended and Restated Trust Agreement, dated as of September 17, 2003, between CS Funding II Depositor LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference to exhibit 10.3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit
No.	Description

10.14.3	Note Purchase Agreement, dated as of September 17, 2003, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to exhibit 10.3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.14.3.1	First Amendment to the Note Purchase Agreement, dated as of April 8, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.14.3.2	Second Amendment to the Note Purchase Agreement, dated as of April 15, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.14.3.3	Third Amendment to the Note Purchase Agreement, dated as of May 21, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.14.3.4	Fourth Amendment to the Note Purchase Agreement, dated as of June 29, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.15	Sale and Servicing Agreement, dated as of April 17, 2003, by and among CapitalSource Commercial Loan Trust 2003-1, as the Issuer, CapitalSource Commercial Loan, LLC, 2003-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076))
10.16	Sale and Servicing Agreement, dated as of October 30, 2002, by and among CapitalSource Commercial Loan Trust 2002-2, as the Issuer, CapitalSource Commercial Loan LLC, 2002-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076))
10.18	Master Repurchase Agreement, dated as of August 1, 2003, by and among CapitalSource SNF Funding LLC, Credit Suisse First Boston Mortgage Capital LLC, CapitalSource Finance LLC, as amended (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076))
10.19	Master Program Agreement, dated as of August 1, 2003 by and among CapitalSource Finance LLC, Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse First Boston LLC and Column Financial, Inc., as amended (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076))
10.20	Sale and Servicing Agreement, dated as of November 25, 2003, by and among CapitalSource Commercial Loan Trust 2003-2, as the Issuer, CapitalSource Commercial Loan LLC, 2003-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002))
10.21 *	Form of CapitalSource Inc. Deferred Compensation Plan (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-112002))

Exhibit
No.	Description

10.22	Global Master Repurchase Agreement, dated as of February 19, 2004, between CapitalSource Finance LLC and Citigroup Global Markets Inc. as agent for Citigroup Global Markets Limited (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
10.23	Registration Rights Agreement dated as of March 19, 2004, by and among CapitalSource Inc., as Issuer, J.P. Morgan Securities Inc., as Representative of the Initial Purchasers, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as Guarantors (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
10.23.1	Call Option Transaction Confirmation, dated as of March 16, 2004, between CapitalSource Inc. and JPMorgan Chase Bank (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
10.23.2	Warrant Transaction Confirmation, dated as of March 16, 2004, between CapitalSource Inc. and JPMorgan Chase Bank (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
10.24	Fourth Amended and Restated Loan Certificate and Servicing Agreement, dated as of May 28, 2004, by and among CapitalSource Funding LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, each of the Purchasers and Purchaser Agents from time to time party thereto, Harris Nesbitt Corp., as Administrative Agent, and Wells Fargo Bank, National Association, as Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.25	Sale and Servicing Agreement, dated as of April 20, 2004, by and among CapitalSource Funding III LLC, as Seller, CapitalSource Finance LLC, as Originator and Servicer, Variable Funding Capital Corporation and each other Commercial Paper Conduit from time to time party thereto, as Conduit Purchasers, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and as VFCC Agent, each other Purchaser Agent from time to time party thereto, as Additional Agents, and Wells Fargo Bank, National Association, as Backup Servicer and as Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.25.1	Amendment No. 1 to Sale and Servicing Agreement, dated as of May 28, 2004 (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.26	Sale and Servicing Agreement, dated as of June 22, 2004, by and among CapitalSource Commercial Loan Trust 2004-1, as the Issuer, CapitalSource Commercial Loan, LLC, 2004-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and the Servicer, and Wells Fargo Bank Minnesota, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.27.1	Amended and Restated Sale and Servicing Agreement, dated as of September 17, 2003 and Amended and Restated as of October 7, 2004, among CapitalSource Funding II Trust, as Issuer, and CS Funding II Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 13, 2004)
10.27.2	Amended and Restated Note Purchase Agreement, dated as of September 17, 2003 and Amended and Restated as of October 7, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 13, 2004)
10.28	Sale and Servicing Agreement, dated as of October 28, 2004, by and among CapitalSource Commercial Loan Trust 2004-2, as the Issuer, CapitalSource Commercial Loan LLC, 2004-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 28, 2004)

Exhibit
No.		Description

10.29		Registration Rights Agreement dated as of July 7, 2004, among the registrant, CapitalSource Finance LLC, CapitalSource Holdings LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-3 (Reg. No. 333-118738))
10.30	*	Form of Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 31, 2005)
10.31	*	Form of Non-Qualified Option Agreement for Director (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 31, 2005)
10.32	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 31, 2005)
10.33	*	Summary of Non-employee Director Compensation (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated May 3, 2006)
10.34		Sale and Servicing Agreement, dated as of April 14, 2005, by and among CapitalSource Commercial Loan Trust 2005-1, as the Issuer, CapitalSource Commercial Loan LLC, 2005-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 20, 2005)
10.35.1		Credit Agreement, dated as of June 30, 2005, among CapitalSource Funding V Trust, as Borrower, CS Funding V Depositor Inc., as Depositor, CapitalSource Finance LLC, as Originator and Servicer, and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated July 7, 2005)
10.35.2		Sale and Servicing Agreement, dated as of June 30, 2005, among CapitalSource Funding V Trust, as Borrower, CS Funding VI Depositor Inc., as Depositor, CapitalSource Finance LLC, as Originator and Servicer, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as Paying Agent, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated July 7, 2005)
10.35.3		Guarantee and Security Agreement, dated as of June 30, 2005, among CapitalSource Funding V Trust, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated July 7, 2005)
10.36	*	Employment Agreement, dated as of April 4, 2005, between CapitalSource Inc. and Dean C. Graham (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)
10.36.1	*	Amendment to Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and Dean C. Graham (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.36.2	*	Amendment No. 2 to Employment Agreement, dated as of February 1, 2007, between CapitalSource Inc. and Dean C. Graham. †
10.37	*	Employment Agreement, dated as of April 4, 2005, between CapitalSource Inc. and Joseph A. Kenary, Jr. (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)
10.37.1	*	Amendment to Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and Joseph A. Kenary, Jr (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.38	*	Employment Agreement, dated as of April 22, 2005, between CapitalSource Inc. and Michael C. Szwajkowski (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)
10.38.1	*	Amendment to Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and Michael Szwajkowski (incorporated by reference to the same-numbered exhibit to the registrant’s 10-K for the year ended December 31, 2005)

Exhibit
No.		Description

10.39		Fourth Amended and Restated Intercreditor and Lockbox Administration Agreement, dated as of June 30, 2005, among Bank of America, N.A., as Lockbox Bank, CapitalSource Finance LLC, as Originator, Original Servicer and Lockbox Servicer, CapitalSource Funding Inc., as Owner, and the Financing Agents (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)
10.40		Fifth Amended and Restated Three Party Agreement Relating to Lockbox Services and Control, dated as of June 30, 2005, among Bank of America, N.A., as the Bank, CapitalSource Finance LLC, as Originator, Original Servicer and Lockbox Servicer, CapitalSource Funding Inc., as the Company, and the Financing Agents (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.42		Master Repurchase Agreement, dated as of November 17, 2005, by and among CSE Mortgage LLC and Citigroup Global Markets Inc (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.44	*	Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and Thomas A. Fink (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.45	*	Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and James Pieczynski (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.47		Master Repurchase Agreement, dated as of December 8, 2005, by and among CSE Mortgage LLC and Bear, Stearns & Co. Inc (incorporated by reference to the same-numbered exhibit to the registrant’s 10-K for the year ended December 31, 2005)
10.49		Master Repurchase Agreement, dated as of December 15, 2005, by and among CSE Mortgage LLC and JP Morgan Chase Bank, N.A (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.50		Sale and Servicing Agreement, dated as of December 28, 2005, among CSE QRS Funding I LLC, as Seller, CSE Mortgage LLC, as Originator and Servicer, Variable Funding Capital Company LLC, as Conduit Purchaser, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and VFCC Agent, and Wells Fargo Bank, National Association, as Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.51		Sale and Contribution Agreement, dated as of December 28, 2005, among CSE QRS Funding I LLC, as Buyer, and CSE Mortgage LLC, as Seller (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.52		Master Repurchase Agreement, dated as of December 28, 2005, by and among CSE Mortgage LLC and Credit Suisse First Boston LLC (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.53		Fifth Amendment, dated as of December 29, 2005, to Amended and Restated Sale and Servicing Agreement, dated as of September 17, 2003 and amended and restated as of October 7, 2004, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, formerly CS Funding II Depositor Inc., as Depositor, CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee on behalf of the Noteholders, Paying Agent, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.54		Credit Agreement, dated as of March 14, 2006, among CapitalSource Inc., as Borrower, the Guarantors and Lenders as listed in the Credit Agreement, Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A., as Issuing Lender, Wachovia Capital Markets, LLC, as Sole Bookrunner and Lead Arranger, and Bank of Montreal, Barclays Bank PLC and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated March 20, 2006)

Exhibit
No.		Description

10.55		Sale and Servicing Agreement, dated as of April 11, 2006, by and among CapitalSource Commercial Loan Trust 2006-1, as the Issuer, CapitalSource Commercial Loan LLC, 2006-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 17, 2006)
10.57		Master Repurchase Agreement, dated as of January 17, 2006, by and among CSE Mortgage LLC and Barclays Capital Inc (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.58	*	Employment Agreement, dated as of June 6, 2006, between CapitalSource Inc. and John K. Delaney (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 8, 2006)
10.59	*	Employment Agreement, dated as of June 6, 2006, between CapitalSource Inc. and Jason M. Fish (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated June 8, 2006)
10.60	*	Non-Qualified Option Agreement, dated as of June 6, 2006, between CapitalSource Inc. and John K. Delaney (included as Exhibit A of the Employment Agreement incorporated by reference to the registrant’s Current Report on Form 8-K dated June 8, 2006)
10.61	*	Non-Qualified Option Agreement, dated as of June 6, 2006, between CapitalSource Inc. and John K. Delaney (included as Exhibit B of the Employment Agreement incorporated by reference to the registrant’s Current Report on Form 8-K dated June 8, 2006)
10.62	*	Non-Qualified Option Agreement, dated as of June 6, 2006, between CapitalSource Inc. and Jason M. Fish (included as Exhibit A of the Employment Agreement incorporated by reference to the registrant’s Current Report on Form 8-K dated June 8, 2006)
10.63		Sale and Servicing Agreement, dated as of June 30, 2006, by and among CSE QRS Funding II LLC, as Seller, CSE Mortgage LLC, as Originator and Servicer, Citigroup Global Markets Realty Corp., as the Administrative Agent and as the Citigroup Agent, and Wells Fargo Bank, National Association, as the Backup Servicer and Collateral Custodian (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated July 7, 2006)
10.64		Sale and Contribution Agreement, dated as of June 30, 2006, between QRS Funding II LLC, as Buyer, and CSE Mortgage LLC, as Seller (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated July 7, 2006)
10.65		Amended and Restated Sale and Servicing Agreement, dated as of July 28, 2006, among CSE QRS Funding II LLC, as Seller, CSE Mortgage LLC, as Originator and Servicer, Citigroup Global Markets Realty Corp., as Administrative Agent and as Citigroup Agent, Wells Fargo Bank, National Association, as Backup Servicer and Collateral Custodian, MICA Funding, LLC as a Purchaser and Swiss Re Financial Products Corporation as Mica’s Purchaser Agent (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated August 3, 2006)
10.66		Sale and Servicing Agreement, dated as of September 28, 2006, by and among CapitalSource Commercial Loan Trust 2006-2, as the Issuer, CapitalSource Commercial Loan LLC, 2006-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated October 4, 2006)
10.67		Servicing Agreement, dated as of December 20, 2006, by and among CapitalSource Real Estate Loan Trust 2006-A, as the Issuer, Wells Fargo Bank, N.A, as Trustee and as the Backup Servicer and CapitalSource Finance LLC, as Collateral Manager, Servicer and Special Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated December 27, 2006)
10.68		Collateral Management Agreement dated as of December 20, 2006, by and among CapitalSource Real Estate Loan Trust 2006-A, as the Issuer, and CapitalSource Finance LLC, as Collateral Manager (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated December 27, 2006)

Exhibit
No.	Description

10.69 *	Consulting Agreement, dated as of January 2, 2007, between CapitalSource Inc. and Jason M. Fish.†
12.1	Ratio of Earnings to Fixed Charges.†
21.1	List of Subsidiaries.†
23.1	Consent of Ernst & Young LLP.†
31.1	Rule 13a — 14(a) Certification of Chairman of the Board and Chief Executive Officer. †
31.2	Rule 13a — 14(a) Certification of Chief Financial Officer. †
32	Section 1350 Certifications. †

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.