Form 10-Q
period 2007-03-31
CAPITALSOURCE INC
filed 2007-05-10
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 189,299,596.

CapitalSource Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$308,770	$396,151
Restricted cash	135,550	240,904
Mortgage-related receivables, net	2,239,257	2,295,922
Mortgage-backed securities pledged, trading	3,372,329	3,502,753
Receivables under reverse-repurchase agreements	26,315	51,892
Loans held for sale	156,650	26,521
Loans:
Loans	8,455,570	7,771,785
Less deferred loan fees and discounts	(124,380)	(130,392)
Less allowance for loan losses	(125,236)	(120,575)

Loans, net	8,205,954	7,520,818
Direct real estate investments, net	805,650	722,303
Investments	185,710	184,333
Other assets	228,148	268,977

Total assets	$15,664,333	$15,210,574

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$3,309,559	$3,510,768
Unsecured credit facilities	492,758	355,685
Secured credit facilities	2,932,262	2,183,155
Term debt	5,423,317	5,809,685
Convertible debt	555,000	555,000
Subordinated debt	485,453	446,393
Other liabilities	202,852	200,498

Total liabilities	13,401,201	13,061,184
Noncontrolling interests	44,797	56,350
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 189,538,383 and 182,752,290 shares issued, respectively; 188,238,383 and 181,452,290 shares outstanding, respectively)	1,882	1,815
Additional paid-in capital	2,302,393	2,139,421
Accumulated deficit	(56,067)	(20,735)
Accumulated other comprehensive income, net	53	2,465
Treasury stock, at cost	(29,926)	(29,926)

Total shareholders’ equity	2,218,335	2,093,040

Total liabilities, noncontrolling interests and shareholders’ equity	$15,664,333	$15,210,574

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	($ in thousands, except per
	share data)

Net investment income:
Interest income	$289,554	$195,498
Fee income	50,027	41,542

Total interest and fee income	339,581	237,040
Operating lease income	20,288	4,625

Total investment income	359,869	241,665
Interest expense	186,649	97,782

Net investment income	173,220	143,883
Provision for loan losses	14,926	14,713

Net investment income after provision for loan losses	158,294	129,170
Operating expenses:
Compensation and benefits	40,014	33,320
Other administrative expenses	25,308	17,299

Total operating expenses	65,322	50,619
Other income (expense):
Diligence deposits forfeited	862	2,267
Gain (loss) on investments, net	6,163	(251)
(Loss) gain on derivatives	(2,255)	526
Loss on residential mortgage investment portfolio	(5,698)	(6,106)
Other income, net of expenses	6,977	3,908

Total other income	6,049	344
Noncontrolling interests expense	1,330	861

Net income before income taxes and cumulative effect of accounting change	97,691	78,034
Income taxes	19,001	13,110

Net income before cumulative effect of accounting change	78,690	64,924
Cumulative effect of accounting change, net of taxes	—	370

Net income	$78,690	$65,294

Net income per share:
Basic	$0.44	$0.44
Diluted	$0.43	$0.42
Average shares outstanding:
Basic	179,324,672	149,722,991
Diluted	181,743,884	154,450,572
Dividends declared per share	$0.58	$0.49

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

				Accumulated
		Additional		Other	Treasury	Total
	Common	Paid-In	Accumulated	Comprehensive	Stock,	Shareholders’
	Stock	Capital	Deficit	Income, Net	at Cost	Equity
			(Unaudited)
	($ in thousands)

Total shareholders’ equity as of December 31, 2006	$1,815	$2,139,421	$(20,735)	$2,465	$(29,926)	$2,093,040
Net income	—	—	78,690	—	—	78,690
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	(2,412)	—	(2,412)

Total comprehensive income						76,278
Cumulative effect of adoption of FIN 48	—	—	(5,702)	—	—	(5,702)
Dividends paid	—	2,256	(108,320)	—	—	(106,064)
Issuance of common stock, net	59	145,625	—	—	—	145,684
Stock option expense	—	2,392	—	—	—	2,392
Exercise of options	2	2,642	—	—	—	2,644
Restricted stock activity	6	2,461	—	—	—	2,467
Tax benefit on exercise of options	—	849	—	—	—	849
Tax benefit on vesting of restricted stock grants	—	6,747	—	—	—	6,747

Total shareholders’ equity as of March 31, 2007	$1,882	$2,302,393	$(56,067)	$53	$(29,926)	$2,218,335

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$78,690	$65,294
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock option expense	2,392	785
Restricted stock expense	8,320	5,752
Loss on extinguishment of debt	—	2,582
Non-cash prepayment fee	—	(8,353)
Cumulative effect of accounting change, net of taxes	—	(370)
Amortization of deferred loan fees and discounts	(24,814)	(20,158)
Paid-in-kind interest on loans	(6,103)	(1,274)
Provision for loan losses	14,926	14,713
Amortization of deferred financing fees and discounts	8,078	7,767
Depreciation and amortization	8,031	2,349
Benefit for deferred income taxes	(1,606)	(1,651)
Non-cash loss on investments, net	47	1,236
Non-cash loss on property and equipment disposals	127	—
Unrealized loss (gain) on derivatives and foreign currencies, net	329	(526)
Unrealized loss on residential mortgage investment portfolio, net	5,207	17,366
Net decrease (increase) in mortgage-backed securities pledged, trading	155,540	(103,214)
Amortization of discount on residential mortgage investments	(8,631)	(1,468)
Increase in loans held for sale, net	(101,575)	(77,981)
Decrease (increase) in other assets	11,468	(36,238)
Increase in other liabilities	1,976	6,423

Cash provided by (used in) operating activities	152,402	(126,966)
Investing activities:
Decrease in restricted cash	105,354	33,341
Decrease (increase) in mortgage-related receivables, net	60,003	(2,493,503)
Decrease (increase) in receivables under reverse-repurchase agreements, net	25,577	(36,889)
Increase in loans, net	(699,761)	(368,525)
Acquisition of real estate, net of cash acquired	(87,020)	(7,180)
(Disposal) acquisition of investments, net	(8,506)	26,564
Acquisition of property and equipment, net	(2,800)	(775)

Cash used in investing activities	(607,153)	(2,846,967)
Financing activities:
Payment of deferred financing fees	(2,097)	(10,553)
(Repayments of) borrowings under repurchase agreements, net	(201,209)	96,438
Borrowings on unsecured credit facilities, net	137,073	250,000
Borrowings on secured credit facilities, net	749,107	163,021
Borrowings of term debt	40,000	2,449,382
Repayments of term debt	(429,075)	(398,215)
Borrowings of subordinated debt	36,593	50,000
Proceeds from issuance of common stock, net of offering costs	134,151	395,837
Proceeds from exercise of options	2,644	1,711
Tax benefits on share-based payments	7,596	1,677
Payment of dividends	(107,413)	(143,777)

Cash provided by financing activities	367,370	2,855,521

Decrease in cash and cash equivalents	(87,381)	(118,412)
Cash and cash equivalents as of beginning of period	396,151	323,896

Cash and cash equivalents as of end of period	$308,770	$205,484

Noncash transactions from investing and financing activities:
Issuance of common stock in connection with dividends and real estate acquisition	$—	$309,736
Conversion of noncontrolling interests into common stock	11,533	—

See accompanying notes.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a specialized finance company operating as a real estate investment trust (“REIT”) and providing a broad array of financial products to middle market businesses. We primarily provide and invest in the following products:

•	Senior Secured Asset-Based Loans — Commercial loans that are underwritten based on our assessment of the client’s eligible collateral, including accounts receivable, real estate related receivables and/or inventory;

•	First Mortgage Loans — Commercial loans that are secured by first mortgages on the property of the client;

•	Senior Secured Cash Flow Loans — Commercial loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Direct Real Estate Investments — Commercial investments primarily in land and buildings, including those that are purchased from and leased back to the current operators through the execution of a long-term, triple-net operating lease;

•	Term B, Second Lien and Mezzanine Loans — Commercial loans, including subordinated mortgage loans, that come after a client’s senior term loans in right of payment or upon liquidation;

•	Residential Mortgage Investments — Investments in residential mortgage loans and residential mortgage-backed securities that constitute qualifying REIT assets; and

•	Equity Investments — Opportunistic equity investments, typically in conjunction with commercial lending relationships and on the same terms as other equity investors.

Our wholly owned significant subsidiaries and their purposes as of March 31, 2007 were as follows:

Entity	Purpose

CapitalSource TRS Inc.	Subsidiary that owns CapitalSource Finance LLC that made a taxable REIT subsidiary election effective January 1, 2006.
CapitalSource Finance LLC	Primary operating subsidiary of CapitalSource TRS Inc. that conducts the commercial lending, servicing and investment business of CapitalSource and manages our REIT operations.
CapitalSource Finance II Inc.	Subsidiary of CapitalSource Finance LLC that holds certain limited liability companies established in accordance with credit facilities and term debt transactions.
CSE Mortgage LLC	Subsidiary that holds the qualifying REIT assets of CapitalSource.

We operate as two reportable segments: 1) Commercial Lending & Investment, which includes our commercial lending and investment business and 2) Residential Mortgage Investment, which includes all of our activities related to our residential mortgage investments.

Note 2.	Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements Basis of Presentation

Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim unaudited consolidated

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 1, 2007 (the “Form 10-K”).

The accompanying financial statements reflect our consolidated accounts, including all of our subsidiaries and the related consolidated results of operations with all intercompany balances and transactions eliminated in consolidation.

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December 31, 2006 included in our Form 10-K.

Note 3.	New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 clarifies that derivative instruments embedded within beneficial interests in securitized financial assets are subject to SFAS No. 133 and, in instances where an embedded derivative must otherwise be bifurcated, permits an entity the option of adjusting the host instrument to fair value through earnings. In addition, SFAS No. 155 introduces new guidance concerning derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. The effective date for SFAS No. 155 is the beginning of the first fiscal year beginning after September 15, 2006. We adopted SFAS No. 155 on January 1, 2007 and it did not have a material effect on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS No. 156”), which amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities using either an amortization- or fair value-based method. SFAS No. 156 also requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and liabilities. The effective date for SFAS No. 156 is the beginning of the first fiscal year beginning after September 15, 2006. We adopted SFAS No. 156 on January 1, 2007 and it did not have a material effect on our consolidated financial statements. We subsequently measure recognized servicing assets and servicing liabilities by amortizing such amounts in proportion to and over the period of estimated net servicing income or loss, while periodically assessing servicing assets for impairment and servicing liabilities for increased obligation.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective beginning the first fiscal year beginning after December 15, 2006, with the cumulative effect of the change

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in accounting principle recorded as an adjustment to opening retained earnings. As a result of our adoption of FIN 48 on January 1, 2007, we recognized approximately a $5.7 million increase in the liability for unrecognized tax benefits. This increase was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. See note 12, Income Taxes, for further discussion of our income taxes and our adoption of FIN 48.

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

In September 2006, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits all entities to choose to measure eligible financial assets and liabilities at fair value. For those financial assets and liabilities for which the fair value option has been elected, any unrealized gains and losses are to be reported in earnings. The fair value option may be applied on an instrument by instrument basis, and once elected, the option is irrevocable. The effective date for SFAS No. 159 is the beginning of the first fiscal year beginning after November 15, 2007, however, early adoption is permitted as of the beginning of a fiscal year prior to November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We plan to adopt SFAS No. 159 on January 1, 2008. We have not completed our assessment of the impact of the adoption of SFAS No. 159 on our consolidated financial statements.

Note 4.	Mortgage-Related Receivables and Related Owners Trust Securitizations

We own beneficial interests in special purpose entities (“SPEs”) that acquired and securitized pools of residential mortgage loans. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, we determined that we were the primary beneficiary of the SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. In so doing, we also determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of these receivables, on our accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006. Such mortgage-related receivables maintain all of the economic attributes of the underlying mortgage loans legally held in trust by such SPEs and, as a result of our interest in such SPEs, we maintain all of the economic benefits and related risks of ownership of underlying mortgage loans. Recourse is limited to our purchased beneficial interests in the respective securitization trusts.

As of March 31, 2007 and December 31, 2006, the carrying amount of our residential mortgage-related receivables, including accrued interest and the unamortized balance of purchase discounts, was $2.2 billion and $2.3 billion, respectively. As of March 31, 2007 and December 31, 2006, the weighted average interest rate on such receivables was 5.37% and 5.38%, respectively, and the weighted average contractual maturity was approximately 28.5 years and 28.7 years, respectively.

The allowance for loan losses related to our mortgage-related receivables was $0.4 million as of March 31, 2007 and December 31, 2006 and is recorded in the accompanying consolidated balance sheets as a reduction to the carrying value of mortgage-related receivables.

Note 5.	Residential Mortgage-Backed Securities and Certain Derivative Instruments

We invest in residential mortgage-backed securities (“RMBS”), which are securities collateralized by residential mortgage loans. These securities include mortgage-backed securities whose payments of principal and interest are guaranteed by Fannie Mae or Freddie Mac (hereinafter “Agency MBS”). We also invest in RMBS

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued by non-government-sponsored entities that are credit-enhanced through the use of subordination or in other ways that are inherent in a corresponding securitization transaction (hereinafter, “Non-Agency MBS”). Substantially all of our Agency MBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying consolidated balance sheets. For additional information about our available-for-sale investments, see Note 7, Investments.

As further discussed in Note 5, Residential Mortgage-Backed Securities and Certain Derivative Instruments, of our audited consolidated financial statements as of December 31, 2006 included in our Form 10-K, during the three months ended March 31, 2006, we owned Agency MBS that were simultaneously financed with repurchase agreements with the same counterparty from whom the investments were purchased. These transactions were recorded net on our consolidated balance sheet, as of December 31, 2005, such that a forward commitment to purchase Agency MBS was recognized for financial statement purposes, as well as a margin-related cash deposit that was made in connection with the related repurchase agreements. These commitments, which were accounted for as derivatives, were considered forward commitments to purchase mortgage-backed securities and were recorded at their estimated fair value with changes in fair value included in income for the three months ended March 31, 2006. In March 2006, we exercised our right to substitute collateral assigned to repurchase agreements that were executed to finance the purchase of Agency MBS. In so doing, we concluded that we obtained effective control over the Agency MBS and, therefore, recognized acquired Agency MBS and the principal balance of amounts used pursuant to the corresponding repurchase agreements on our balance sheet at fair value at the date the substitution was completed. As of March 31, 2007 and December 31, 2006, these Agency MBS were classified as trading securities on our accompanying consolidated balance sheets pursuant to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

As of March 31, 2007 and December 31, 2006, we owned $3.4 billion and $3.5 billion, respectively, in Agency MBS that were pledged as collateral for repurchase agreements used to finance the purchase of these investments. As of March 31, 2007 and December 31, 2006, our portfolio of Agency MBS comprised 1-year adjustable-rate securities and hybrid adjustable-rate securities with varying fixed period terms issued and guaranteed by Fannie Mae or Freddie Mac. The weighted average net coupon of Agency MBS in our portfolio was 4.90% and 4.89% as of March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007 and December 31, 2006, the fair value of Agency MBS in our portfolio was $3.4 billion and $3.5 billion, respectively. For the three months ended March 31, 2007 and 2006, we recognized $9.8 million of unrealized gains and $20.6 million of unrealized losses, respectively, related to these investments in income as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income. During the three months ended March 31, 2006, and prior to executing the aforementioned right of collateral substitution, we recognized a net unrealized loss of $10.8 million in gain (loss) on residential mortgage investment portfolio related to period changes in the fair value of our forward commitments to purchase Agency MBS.

We use various derivative instruments to economically hedge the market risk associated with the mortgage investments in our portfolio. We account for these derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust these instruments to fair value through income as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income. We recognized net realized and unrealized losses of $8.5 million and gains of $25.3 million during the three months ended March 31, 2007 and 2006, respectively, related to these derivative instruments. These amounts include interest-related accruals that we recognize in connection with the periodic settlement of these instruments.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Commercial Loans and Credit Quality

As of March 31, 2007 and December 31, 2006, our total commercial loan portfolio had an outstanding balance of $8.6 billion and $7.9 billion, respectively. Included in these amounts are loans held for sale with outstanding balances of $156.7 million and $26.5 million as of March 31, 2007 and December 31, 2006, respectively, and receivables under reverse-repurchase agreements with outstanding balances of $26.3 million and $51.9 million as of March 31, 2007 and December 31, 2006, respectively. Our loans held for sale were recorded at the lower of cost or market value on the accompanying consolidated balance sheets. None of these commercial loans had a market value below cost as of March 31, 2007 and December 31, 2006.

Credit Quality

As of March 31, 2007 and December 31, 2006, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	March 31,	December 31,
Commercial Loan Asset Classification	2007	2006
	($ in thousands)

Loans 60 or more days contractually delinquent	$73,011	$88,067
Non-accrual loans(1)	153,794	183,483
Impaired loans(2)	280,202	281,377
Less: loans in multiple categories	(208,241)	(230,469)

Total	$298,766	$322,458

Total as a percentage of total loans	3.46%	4.11%

(1)	Includes commercial loans with an aggregate principal balance of $41.5 million and $47.0 million as of March 31, 2007 and December 31, 2006, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	Includes commercial loans with an aggregate principal balance of $54.4 million and $47.0 million as of March 31, 2007 and December 31, 2006, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $153.8 million and $183.5 million as of March 31, 2007 and December 31, 2006, respectively, which were also classified as loans on non-accrual status. The carrying values of impaired commercial loans were $274.2 million and $275.3 million as of March 31, 2007 and December 31, 2006, respectively.

Reflective of principles established in SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. Impaired loans include loans for which we expect to have a credit loss, as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. As of March 31, 2007 and December 31, 2006, we had $97.3 million and $95.7 million of impaired commercial loans, respectively, with allocated reserves of $33.3 million and $37.8 million, respectively. As of March 31, 2007 and December 31, 2006, we had $182.9 million and $185.7 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we will ultimately collect all principal and interest amounts due.

The average balance of impaired commercial loans during the three months ended March 31, 2007 and 2006 was $281.0 million and $212.4 million, respectively. The total amount of interest income that was recognized on impaired commercial loans during the three months ended March 31, 2007 and 2006 was $3.0 million and $2.3 million, respectively. The amount of cash basis interest income that was recognized on impaired commercial loans during the

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months ended March 31, 2007 and 2006 was $2.7 million and $1.7 million, respectively. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been higher than reported by $7.5 million and $5.0 million for the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007, we classified commercial loans with an aggregate carrying value of $20.2 million as of March 31, 2007 as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of March 31, 2007, commercial loans with an aggregate carrying value of $163.6 million were classified as troubled debt restructurings. Additionally, under SFAS No. 114, loans classified as troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans classified as troubled debt restructurings was $11.4 million as of March 31, 2007. For the year ended December 31, 2006, commercial loans with an aggregate carrying value of $194.7 million as of December 31, 2006 were classified as troubled debt restructurings. The allocated reserve for commercial loans classified as troubled debt restructurings was $31.5 million as of December 31, 2006.

Activity in the allowance for loan losses related to our Commercial Lending & Investment segment for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
	($ in thousands)

Balance as of beginning of period	$120,575	$87,370
Provision for loan losses	14,926	14,412
Charge offs, net	(10,265)	(276)

Balance as of end of period	$125,236	$101,506

Note 7.	Investments

Investments as of March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
	($ in thousands)

Investments carried at cost	$78,845	$71,386
Investments carried at fair value:
Investments available-for-sale	48,702	61,904
Warrants	7,705	6,908
Investments accounted for under the equity method	50,458	44,135

Total	$185,710	$184,333

During the three months ended March 31, 2007 and 2006, we sold investments for $7.6 million and $37.2 million respectively, recognizing net pretax gains of $5.6 million and $0.4 million, respectively. During the three months ended March 31, 2007, we also recorded other-than-temporary impairments of $7.0 million as a charge to earnings relating to our Non-Agency MBS in accordance with FASB Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Guarantor Information

The following represents the unaudited supplemental consolidating condensed financial statements of CapitalSource Inc., which was the issuer of senior convertible debentures due 2034, bearing interest at a rate of 1.25% per year until March 15, 2009 (the “1.25% Debentures”) and 3.5% senior convertible debentures due July 2034 (the “3.5% Debentures”, together with the 1.25% Debentures, the “Senior Debentures”), and CapitalSource Finance LLC (“CapitalSource Finance”), which was a guarantor of the Senior Debentures, and our subsidiaries that are not guarantors of the Senior Debentures as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed the Senior Debentures, fully and unconditionally, on a senior unsecured basis. Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
March 31, 2007

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-		Consolidated
	CapitalSource	Guarantor	Guarantor	Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$—	$192,414	$56,048	$60,308	$—	$308,770
Restricted cash	—	14,347	62,727	58,476	—	135,550
Mortgage-related receivables, net	—	—	—	2,239,257	—	2,239,257
Mortgage-backed securities pledged, trading	—	—	—	3,372,329	—	3,372,329
Receivables under reverse-repurchase agreements	—	26,315	—	—	—	26,315
Loans held for sale	—	120,776	35,874	—	—	156,650
Loans:
Loans	1,612	4,083,080	1,022,892	3,355,838	(7,852)	8,455,570
Less deferred loan fees and discounts	—	(36,926)	(45,927)	(41,527)	—	(124,380)
Less allowance for loan losses	—	—	(103,974)	(21,262)	—	(125,236)

Loans, net	1,612	4,046,154	872,991	3,293,049	(7,852)	8,205,954
Direct real estate investments, net	—	—	—	805,650	—	805,650
Investment in subsidiaries	3,113,355	—	928,795	1,186,563	(5,228,713)	—
Intercompany (due to) due from	(10,361)	—	(280,422)	290,783	—	—
Intercompany note receivable	75,000	—	9,960	—	(84,960)	—
Investments	—	122,473	33,927	29,310	—	185,710
Other assets	25,859	24,246	75,752	145,138	(42,847)	228,148

Total assets	$3,205,465	$4,546,725	$1,795,652	$11,480,863	$(5,364,372)	$15,664,333

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$38,378	$—	$3,271,181	$—	$3,309,559
Unsecured credit facilities	400,000	50,660	42,098	—	—	492,758
Secured credit facilities	—	1,366,895	—	1,565,367	—	2,932,262
Term debt	—	2,136,374	10,540	3,277,969	(1,566)	5,423,317
Convertible debt	555,000	—	—	—	—	555,000
Subordinated debt	—	—	485,453	—	—	485,453
Other liabilities	32,130	15,684	70,999	133,172	(49,133)	202,852
Intercompany note payable	—	9,961	(1)	75,000	(84,960)	—

Total liabilities	987,130	3,617,952	609,089	8,322,689	(135,659)	13,401,201
Noncontrolling interests	—	(11)	—	44,819	(11)	44,797
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,882	—	—	—	—	1,882
Additional paid-in capital	2,302,393	557,279	263,836	2,774,016	(3,595,131)	2,302,393
(Accumulated deficit) retained earnings	(56,067)	371,382	922,372	338,984	(1,632,738)	(56,067)
Accumulated other comprehensive income, net	53	123	355	355	(833)	53
Treasury stock, at cost	(29,926)	—	—	—	—	(29,926)

Total shareholders’ equity	2,218,335	928,784	1,186,563	3,113,355	(5,228,702)	2,218,335

Total liabilities, noncontrolling interests and shareholders’ equity	$3,205,465	$4,546,725	$1,795,652	$11,480,863	$(5,364,372)	$15,664,333

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended March 31, 2007

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
	CapitalSource	Guarantor	Guarantor	Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$7,450	$113,038	$23,889	$152,915	$(7,738)	$289,554
Fee income	—	22,749	18,839	8,439	—	50,027

Total interest and fee income	7,450	135,787	42,728	161,354	(7,738)	339,581
Operating lease income	—	—	—	20,288	—	20,288

Total investment income	7,450	135,787	42,728	181,642	(7,738)	359,869
Interest expense	10,266	54,688	14,662	114,771	(7,738)	186,649

Net investment (loss) income	(2,816)	81,099	28,066	66,871	—	173,220
Provision for loan losses	—	—	12,301	2,625	—	14,926

Net investment (loss) income after provision for loan losses	(2,816)	81,099	15,765	64,246	—	158,294
Operating expenses:
Compensation and benefits	637	5,333	34,044	—	—	40,014
Other administrative expenses	11,931	957	15,229	8,504	(11,313)	25,308

Total operating expenses	12,568	6,290	49,273	8,504	(11,313)	65,322
Other income (expense):
Diligence deposits forfeited	—	—	862	—	—	862
Gain on investments, net	—	6,095	68	—	—	6,163
Loss on derivatives	—	(278)	(1,915)	(62)	—	(2,255)
Loss on residential mortgage investment portfolio	—	—	—	(5,698)	—	(5,698)
Other income, net of expenses	—	2,298	15,992	—	(11,313)	6,977
Earnings in subsidiaries	94,074	—	81,518	64,446	(240,038)	—
Intercompany	—	(1,429)	1,429	—	—	—

Total other income	94,074	6,686	97,954	58,686	(251,351)	6,049
Noncontrolling interests expense	—	(20)	—	1,353	(3)	1,330

Net income before income taxes	78,690	81,515	64,446	113,075	(240,035)	97,691
Income taxes	—	—	—	19,001	—	19,001

Net income	$78,690	$81,515	$64,446	$94,074	$(240,035)	$78,690

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended March 31, 2006

		CapitalSource Finance LLC
		Combined
		Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$556	$115,188	$16,319	$64,816	$(1,381)	$195,498
Fee income	—	28,940	(1,511)	14,113	—	41,542

Total interest and fee income	556	144,128	14,808	78,929	(1,381)	237,040
Operating lease income	—	—	—	4,625	—	4,625

Total investment income	556	144,128	14,808	83,554	(1,381)	241,665
Interest expense	5,313	53,415	5,527	34,908	(1,381)	97,782

Net investment (loss) income	(4,757)	90,713	9,281	48,646	—	143,883
Provision for loan losses	—	—	10,321	4,392	—	14,713

Net investment (loss) income after provision for loan losses	(4,757)	90,713	(1,040)	44,254	—	129,170
Operating expenses:
Compensation and benefits	—	931	32,389	—	—	33,320
Other administrative expenses	3,597	548	13,614	3,072	(3,532)	17,299

Total operating expenses	3,597	1,479	46,003	3,072	(3,532)	50,619
Other income (expense):
Diligence deposits forfeited	—	—	2,267	—	—	2,267
Loss on investments, net	—	—	(251)	—	—	(251)
Gain on derivatives	—	411	115	—	—	526
Loss on residential mortgage investment portfolio	—	—	—	(6,106)	—	(6,106)
Other income, net of expenses	—	229	9,793	(2,582)	(3,532)	3,908
Earnings in subsidiaries	73,648	—	82,246	55,125	(211,019)	—
Intercompany	—	(7,628)	7,628	—		—

Total other income (expense)	73,648	(6,988)	101,798	46,437	(214,551)	344
Noncontrolling interests expense	—	—	—	861	—	861

Net income before income taxes and cumulative effect of accounting change	65,294	82,246	54,755	86,758	(211,019)	78,034
Income taxes	—	—	—	13,110	—	13,110

Net income before cumulative effect of accounting change	65,294	82,246	54,755	73,648	(211,019)	64,924
Cumulative effect of accounting change, net of taxes	—	—	370	—	—	370

Net income	$65,294	$82,246	$55,125	$73,648	$(211,019)	$65,294

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007

		CapitalSource Finance LLC
		Combined
		Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$78,690	$81,515	$64,446	$94,074	$(240,035)	$78,690
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	176	2,216	—	—	2,392
Restricted stock expense	—	1,340	6,980	—	—	8,320
Amortization of deferred loan fees and discounts	—	(7,411)	(11,171)	(6,232)	—	(24,814)
Paid-in-kind interest on loans	—	1,920	(6,126)	(1,897)	—	(6,103)
Provision for loan losses	—	—	12,301	2,625	—	14,926
Amortization of deferred financing fees and discounts	880	3,049	109	4,040	—	8,078
Depreciation and amortization	—	40	782	7,209	—	8,031
Benefit for deferred income taxes	—	—	—	(1,606)	—	(1,606)
Non-cash (gain) loss on investments, net	—	(188)	235	—	—	47
Non-cash loss on property and equipment disposals	—	95	32	—	—	127
Unrealized loss (gain) on derivatives and foreign currencies, net	—	336	(270)	263	—	329
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	5,207	—	5,207
Net decrease in mortgage-backed securities pledged, trading	—	—	—	155,540	—	155,540
Amortization of discount on residential mortgage investments	—	—	—	(8,631)	—	(8,631)
Increase in loans held for sale, net	—	(65,701)	(35,874)	—	—	(101,575)
Decrease in intercompany note receivable	—	2,137	1,234	—	(3,371)	—
(Increase) decrease in other assets	(5,910)	(696)	(14,260)	15,133	17,201	11,468
Increase (decrease) in other liabilities	7,489	(13,219)	(2,670)	24,293	(13,917)	1,976
Net transfers with subsidiaries	(154,733)	(79,790)	125,225	(130,737)	240,035	—

Cash (used in) provided by operating activities	(73,584)	(76,397)	143,189	159,281	(87)	152,402
Investing activities:
Decrease in restricted cash	—	41,284	59,928	4,142	—	105,354
Decrease in mortgage-related receivables, net	—	—	—	60,003	—	60,003
Decrease in receivables under reverse-repurchase agreements, net	—	25,577	—	—	—	25,577
Increase in loans, net	(1,560)	(51,819)	(267,506)	(376,084)	(2,792)	(699,761)
Acquisition of real estate, net of cash acquired	—	—	—	(87,020)	—	(87,020)
Acquisition of investments, net	—	(5,403)	(1,403)	(1,700)	—	(8,506)
Acquisition of property and equipment, net	—	(483)	(2,317)	—	—	(2,800)

Cash (used in) provided by investing activities	(1,560)	9,156	(211,298)	(400,659)	(2,792)	(607,153)
Financing activities:
Payment of deferred financing fees	(59)	(772)	(1,079)	(187)	—	(2,097)
Decrease in intercompany note payable	—	(3,370)	(1)	—	3,371	—
Repayments of repurchase agreements, net	—	(24,881)	—	(176,328)	—	(201,209)
Borrowings on unsecured credit facilities, net	44,315	50,660	42,098	—	—	137,073
Borrowings on secured credit facilities, net	—	367,923	—	381,184	—	749,107
Borrowings of term debt	—	492	—	40,000	(492)	40,000
Repayments of term debt	—	(368,621)	(177)	(60,277)	—	(429,075)
Borrowings of subordinated debt	—	—	36,593	—	—	36,593
Proceeds from issuance of common stock, net of offering costs	134,151	—	—	—	—	134,151
Proceeds from exercise of options	2,644	—	—	—	—	2,644
Tax benefits on share based payments	—	—	—	7,596	—	7,596
Payment of dividends	(106,064)	—	—	(1,349)	—	(107,413)

Cash provided by financing activities	74,987	21,431	77,434	190,639	2,879	367,370

(Decrease) increase in cash and cash equivalents	(157)	(45,810)	9,325	(50,739)	—	(87,381)
Cash and cash equivalents as of beginning of period	157	238,224	46,723	111,047	—	396,151

Cash and cash equivalents as of end of period	$—	$192,414	$56,048	$60,308	$—	$308,770

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2006

		Capital Source Finance LLC
		Combined
		Non-	Combined	Other Non-		Consolidated
	CapitalSource	Guarantor	Guarantor	Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$65,294	$82,246	$55,125	$73,648	$(211,019)	$65,294
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	785	—	—	—	—	785
Restricted stock expense	—	—	5,752	—	—	5,752
Loss on extinguishment of debt	—	—	—	2,582	—	2,582
Non-cash prepayment fee	—	—	(8,353)	—	—	(8,353)
Cumulative effect of accounting change, net of taxes	—	—	(370)	—	—	(370)
Amortization of deferred loan fees and discounts	—	(9,583)	6,692	(17,267)	—	(20,158)
Paid-in-kind interest on loans	—	2,207	(2,164)	(1,317)	—	(1,274)
Provision for loan losses	—	—	10,321	4,392	—	14,713
Amortization of deferred financing fees and discounts	632	5,928	153	1,054	—	7,767
Depreciation and amortization	—	2	712	1,635	—	2,349
Benefit for deferred income taxes	—	—	—	(1,651)	—	(1,651)
Non-cash loss on investments, net	—	—	1,236	—	—	1,236
Unrealized gain on derivatives and foreign currencies, net	—	(411)	(115)	—	—	(526)
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	17,366	—	17,366
Net increase in mortgage-backed securities pledged, trading	—	—	—	(103,214)	—	(103,214)
Amortization of discount on residential mortgage investments	—	—	—	(1,468)	—	(1,468)
Decrease (increase) in loans held-for-sale, net	—	1,982	(79,963)	—	—	(77,981)
Decrease (increase) in intercompany note receivable	—	1,061	(23,125)	—	22,064	—
Decrease (increase) in other assets	20,036	420	(1,561)	(59,511)	4,378	(36,238)
Increase (decrease) in other liabilities	3,613	184	(10,265)	17,807	(4,916)	6,423
Net transfers with subsidiaries	(651,702)	(177,213)	89,164	528,732	211,019	—

Cash (used in) provided by operating activities	(561,342)	(93,177)	43,239	462,788	21,526	(126,966)
Investing activities:
Decrease (increase) in restricted cash	—	48,039	22,212	(36,910)	—	33,341
Increase in mortgage-related receivables, net	—	—	—	(2,493,503)	—	(2,493,503)
Increase in receivables under reverse-repurchase agreements, net	—	(36,889)	—	—	—	(36,889)

Decrease (increase) in loans, net	—	505,621	(329,903)	(544,781)	538	(368,525)
Acquisition of real estate, net of cash acquired	—	—	—	(7,180)	—	(7,180)
Disposal (acquisition) of investments, net	33,405	—	(6,841)	—	—	26,564
(Acquisition) disposal of property and equipment, net	—	(32)	(923)	180	—	(775)

Cash provided by (used in) investing activities	33,405	516,739	(315,455)	(3,082,194)	538	(2,846,967)
Financing activities:
Payment of deferred financing fees	(2,450)	(89)	(1,525)	(6,489)	—	(10,553)
Increase (decrease) in intercompany note payable	24,640	(2,576)	—	—	(22,064)	—
Borrowings under repurchase agreements, net	—	31,613	—	64,825	—	96,438
Borrowings on unsecured credit facilities, net	250,000	—	—	—	—	250,000
(Repayments of) borrowings on secured credit facilities, net	—	(51,223)	65,244	149,000	—	163,021
Borrowings of term debt	—	—	1,512	2,447,870	—	2,449,382
Repayments of term debt	—	(398,194)	(21)	—	—	(398,215)
Borrowings of subordinated debt	—	—	50,000	—	—	50,000
Proceeds from issuance of common stock, net of offering costs	395,837	—	—	—	—	395,837
Proceeds from exercise of options	1,711	—	—	—	—	1,711
Tax benefits on share based payments	—	—	—	1,677	—	1,677
Payment of dividends	(143,777)	—	—	—	—	(143,777)

Cash provided by (used in) financing activities	525,961	(420,469)	115,210	2,656,883	(22,064)	2,855,521

(Decrease) increase in cash and cash equivalents	(1,976)	3,093	(157,006)	37,477	—	(118,412)
Cash and cash equivalents as of beginning of period	2,038	145,065	156,571	20,222	—	323,896

Cash and cash equivalents as of end of period	$62	$148,158	$(435)	$57,699	$—	$205,484

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Direct Real Estate Investments

Our direct real estate investments as of March 31, 2007 and December 31, 2006 were as follows ($ in thousands):

	March 31,	December 31,
	2007	2006

Land	$93,800	$91,543
Buildings	691,825	607,833
Furniture	38,255	34,395
Accumulated depreciation	(18,230)	(11,468)

Total	$805,650	$722,303

Depreciation of direct real estate investments totaled $6.8 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively.

Note 10.	Borrowings

For a detailed discussion of our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K. The following changes to our borrowings occurred during the three months ended March 31, 2007:

Repurchase Agreements

We entered into one new master repurchase agreement during the three months ended March 31, 2007. We borrowed under our existing repurchase agreements with various financial institutions to finance the purchases of RMBS during the quarter. As of March 31, 2007 and December 31, 2006, the aggregate amount outstanding under our repurchase agreements used to finance purchases of residential mortgage investments was $3.3 billion and $3.4 billion, respectively. As of March 31, 2007 and December 31, 2006, repurchase agreements that we executed had a weighted average borrowing rate of 5.29% and 5.32%, respectively, and a weighted average remaining maturity of 0.5 months and 0.6 months, respectively. As of March 31, 2007, such repurchase agreements were collateralized by Agency MBS with a fair value of $3.4 billion, including accrued interest, Non-Agency MBS with a fair value of $27.6 million, including accrued interest, and cash deposits of $11.5 million made to cover margin calls. As of December 31, 2006, such repurchase agreements were collateralized by Agency MBS with a fair value of $3.5 billion, including accrued interest, Non-Agency MBS with a fair value of $34.2 million including accrued interest and cash deposits of $32.5 million made to cover margin calls.

Credit Facilities

We utilize both secured and unsecured credit facilities, primarily to fund our commercial loans and for general corporate purposes. Our committed credit facility capacity was $5.0 billion as of March 31, 2007 and December 31, 2006.

In February 2007, we entered into a CAD$75.0 million unsecured one-year revolving credit facility with the Royal Bank of Canada. We expect to use the funds available under this facility primarily to finance the origination of commercial loan assets. Interest on borrowings under the credit facility is charged at the Canadian Bankers Acceptance rate plus a margin based on the credit ratings we receive on our public debt. As of March 31, 2007, the interest rate charged under this facility was 5.47%. This facility is scheduled to mature on February 19, 2008.

In March 2007, we amended our $300.0 million secured, revolving credit facility with JPMorgan Chase Bank, N.A. to, among other things, increase certain concentration limits, to lower the interest rate that we are charged on Eurocurrency borrowings by 10 basis points to Adjusted LIBOR, as defined, plus 0.65%, and to establish the

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate that we are charged on United States Dollar borrowings at the commercial paper rate plus 0.65%. Also, the commitment termination date was changed from June 30, 2008 to March 25, 2008.

In March 2007, we amended our $287.1 million loan agreement with Column Financial Inc. to, among other things, reduce the interest rate to one-month LIBOR plus 1.85% and change the maturity date from January 11, 2017 to April 9, 2009.

Term Debt

In January 2007, we repaid all amounts outstanding under our series 2004-2 Term Debt notes.

Subordinated Debt

In March 2007, we issued $38.7 million in junior subordinated debt to a newly formed statutory trust, CapitalSource Trust Preferred Securities 2007-1 (“2007-1 TP Trust”). We formed the 2007-1 TP Trust in March 2007, with an initial capitalization in common securities of $1.2 million for the sole purpose of issuing $37.5 million of preferred securities (the “2007-1 TP Securities”) to outside investors. The 2007-1 TP Trust used the initial capitalization and the proceeds from the sale of the 2007-1 TP Securities to acquire the junior subordinated debt that we issued.

The 2007-1 TP Securities bear interest at a floating interest rate based on three-month LIBOR plus 1.95%, resetting quarterly. The 2007-1 TP Securities, which mature on April 30, 2037, are callable at par in whole or in part at any time after April 30, 2012. The 2007-1 TP Securities are unsecured and junior in right of payment to all of our indebtedness.

Note 11.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the three months ended March 31, 2007 was as follows:

Outstanding as of December 31, 2006	181,452,290
Issuance of common stock	5,892,651
Exercise of options	185,725
Restricted stock and other stock grants, net	707,717

Outstanding as of March 31, 2007	188,238,383

Dividend Reinvestment and Stock Purchase Plan

We offer a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three months ended March 31, 2007, we received proceeds of $126.3 million related to the direct purchase of 5.1 million shares of our common stock pursuant to the DRIP. We had no such purchases during the three months ended March 31, 2006. In addition, we received proceeds of $7.8 million and $1.7 million related to cash dividends reinvested for 0.3 million and 0.1 million shares of our common stock during the three months ended March 31, 2007 and 2006, respectively.

Note 12.	Income Taxes

We expect to formally make an election to REIT status under the Internal Revenue Code (the “Code”) when we file our tax return for the year ended December 31, 2006. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code,

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through actual operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. We will continue to be subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). If we fail to qualify as a REIT in any taxable year, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We will still be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

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

During the three months ended March 31, 2007, we recorded $19.0 million of income tax expense. Our effective income tax rate for the three months ended March 31, 2007 attributable to our TRSs was 38.9% and the effective income tax rate on our consolidated net income was 19.5%.

The reconciliations of the consolidated effective income tax rate and the federal statutory corporate income tax rate for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006

Federal statutory rate	35.0%	35.0%
Benefit of REIT election	(17.8)	(14.6)
State income taxes, net of federal tax benefit	1.6	2.7
Other	0.7	(0.2)

Estimated annual effective income tax rate	19.5	22.9
Discrete item — Benefit for reversal of net deferred tax liabilities(1)	—	(6.1)

Current quarter effective income tax rate	19.5%	16.8%

(1)	In connection with our REIT election, we reversed net deferred tax liabilities of $4.7 million, relating to REIT qualifying activities, into income during the three months ended March 31, 2006.

During the three months ended March 31, 2007, we recorded a valuation allowance of $0.4 million against our deferred tax asset related to net operating loss carryforwards, the majority of which expires beginning in 2025, as we determined that it was more likely than not that this deferred tax asset would not be realized.

As discussed in Note 3, New Accounting Pronouncements, we adopted the provisions of FIN 48 on January 1, 2007. As a result of adopting FIN 48, we recognized an increase of approximately $5.7 million in the liability for unrecognized tax benefits, which was accounted for as an increase to accumulated deficit as of January 1, 2007. Our unrecognized tax benefits totaled $14.0 million, as of January 1, 2007, including $6.5 million that, if recognized, would affect the effective tax rate. We do not currently anticipate such unrecognized tax benefits to significantly increase or decrease over the next 12 months; however, actual results could differ from those currently anticipated.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income taxes. As of January 1, 2007, accrued interest and penalties totaled $1.5 million. During the three months ended March 31, 2007, we recognized $0.1 million in interest and penalties.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We file income tax returns in the United States federal and various state, local and foreign jurisdictions and remain subject to examinations by these tax jurisdictions for tax years 2003 through 2006.

Note 13.	Comprehensive Income

Comprehensive income for three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
	($ in thousands)

Net income	$78,690	$65,294
Unrealized (loss) gain on available-for-sale securities, net of tax	(2,704)	612
Unrealized gain on foreign currency translation, net of tax	620	—
Unrealized (loss) gain on cash flow hedges, net of tax	(328)	1,270

Comprehensive income	$76,278	$67,176

Accumulated other comprehensive income, net as of March 31, 2007 and December 31, 2006 was as follows:

	March 31,	December 31,
	2007	2006
	($ in thousands)

Unrealized gain on available-for-sale securities, net of tax	$10	$2,714
Unrealized loss on foreign currency translation, net of tax	(206)	(826)
Unrealized gain on cash flow hedges, net of tax	249	577

Accumulated other comprehensive income, net	$53	$2,465

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net Income per Share

The computations of basic and diluted net income per share for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
	($ in thousands, except share data)

Basic net income per share:
Net income	$78,690	$65,294
Average shares — basic	179,324,672	149,722,991
Basic net income per share	$0.44	$0.44

Diluted net income per share:
Net income	$78,690	$65,294
Average shares — basic	179,324,672	149,722,991
Effect of dilutive securities:
Stock dividend declared	—	3,276,377
Option shares	641,556	483,869
Unvested restricted stock	1,570,909	959,723
Stock units	26,331	7,612
Non-managing member units	—	—
Conversion premium on the 1.25% Debentures(1)	180,416	—
Written call option	—	—

Average shares — diluted	181,743,884	154,450,572

Diluted net income per share	$0.43	$0.42

(1)	For the three months ended March 31, 2007, the conversion premium on the 1.25% Debentures represented the dilutive shares based on a conversion price of $24.61.

Shares that have an antidilutive effect in the calculation of diluted net income per share and certain shares related to our convertible debt have been excluded from the computations above. For the three months ended March 31, 2007 and 2006, we excluded 0.1 million and 0.8 million average shares, respectively, from average dilutive shares related to stock options that are either antidilutive or have not satisfied a required market condition. For the three months ended March 31, 2007 and 2006, we excluded 2.5 million and 1.8 million average shares, respectively, from average dilutive shares related to non-managing member units that are considered antidilutive. For the three months ended March 31, 2007 and 2006, we excluded 7.4 million average shares from average dilutive shares related to shares subject to a written call option that are considered antidilutive. For the three months ended March 31, 2007, the conversion premium on the 3.5% Debentures was considered to be antidilutive based on conversion price of $25.74. For the three months ended March 31, 2006, the conversion premiums on the 1.25% Debentures and 3.5% Debentures were considered to be antidilutive based on conversion prices of $32.17 and $33.64, respectively. As dividends are paid, the conversion prices related to our written call option and the Senior Debentures are adjusted. Also, we have excluded the shares underlying the principal balance of the Senior Debentures for all periods presented.

Note 15.	Stock-Based Compensation

The CapitalSource Inc. Third Amended and Restated Equity Incentive Plan (the “Plan”) is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the performance of our common stock. A total of 33.0 million shares of common stock are reserved for issuance under the Plan and as of March 31, 2007, there were 12.8 million shares remaining available for issuance under the Plan.

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) on January 1, 2006 using the modified- prospective-transition method, as it relates to the Plan described above. Upon adoption of SFAS No. 123(R), we recorded a cumulative effect of accounting change of $0.4 million (or $0.00 per diluted share), net of taxes, in our accompanying consolidated statement of income for the three months ended March 31, 2006 resulting from the requirement to estimate forfeitures for unvested awards at the date of grant instead of recognizing them as incurred. Total compensation cost recognized in income pursuant to the Plan was $10.7 million and $6.5 million for the three months ended March 31, 2007 and 2006, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $1.49. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $2.2 million. As of March 31, 2007, the total unrecognized compensation cost related to nonvested stock options granted pursuant to the Plan was $9.4 million. This cost is expected to be recognized over a weighted average period of 2.0 years.

The weighted average grant date fair value of restricted stock granted during the three months ended March 31, 2007 was $24.87. The total fair value of restricted stock that vested during the three months ended March 31, 2007 was $17.4 million. As of March 31, 2007, the total unrecognized compensation cost related to nonvested restricted stock granted pursuant to the Plan was $76.8 million. This cost is expected to be recognized over a weighted average period of 2.5 years.

For further discussion of our accounting for stock-based compensation, see Note 17, Stock-Based Compensation, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K.

Note 16.	Commitments and Contingencies

As of March 31, 2007, we had issued $257.3 million in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $6.9 million, in other liabilities in the accompanying consolidated balance sheet as of March 31, 2007.

As of March 31, 2007, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place that specify the manner in which asbestos must be handled and disposed. Under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB No. 143, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of March 31, 2007, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheet as of March 31, 2007.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Segment Data

SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. As discussed in Note 1, Organization, we operate as two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. The financial results of our operating segments as of and for the three months March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31, 2007
	Commercial	Residential
	Lending &	Mortgage	Consolidated
	Investment	Investment	Total
	($ in thousands)

Total interest and fee income	$258,681	$80,900	$339,581
Operating lease income	20,288	—	20,288
Interest expense	111,251	75,398	186,649
Provision for loan losses	14,926	—	14,926
Operating expenses(1)	64,221	1,101	65,322
Other income (expense)(2)	11,747	(5,698)	6,049
Noncontrolling interests expense	1,330	—	1,330

Net income (loss) before income taxes	98,988	(1,297)	97,691
Income taxes	19,001	—	19,001

Net income (loss)	$79,987	$(1,297)	$78,690

Total assets as of March 31, 2007	$9,939,143	$5,725,190	$15,664,333

Total assets as of December 31, 2006	$9,235,449	$5,975,125	$15,210,574

	Three Months Ended March 31, 2006
	Commercial	Residential
	Lending &	Mortgage	Consolidated
	Investment	Investment	Total
	($ in thousands)

Total interest and fee income	$209,670	$27,370	$237,040
Operating lease income	4,625	—	4,625
Interest expense	72,833	24,949	97,782
Provision for loan losses	14,412	301	14,713
Operating expenses(1)	48,365	2,254	50,619
Other income (expense)(2)	6,450	(6,106)	344
Noncontrolling interests expense	861	—	861

Net income (loss) before income taxes and cumulative effect of accounting change	84,274	(6,240)	78,034
Income taxes	13,110	—	13,110

Net income (loss) before cumulative effect of accounting change	71,164	(6,240)	64,924
Cumulative effect of accounting change, net of taxes	370	—	370

Net income (loss)	$71,534	$(6,240)	$65,294

(1)	Operating expenses of our Residential Mortgage Investment segment consist primarily of direct expenses related to compensation and benefits, professional fees paid to our investment manager and other direct expenses.

(2)	Other income (expense) for our Residential Mortgage Investment segment includes the net of interest income and expense accruals related to certain of our derivatives along with the changes in fair value of our investments and related derivatives.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Currently, substantially all of our business activities occur within the United States of America and therefore, no additional geographic disclosures are necessary.

Note 18.	Subsequent Events

On April 4, 2007, we completed exchange offers for our outstanding $225.0 million in aggregate principal amount of 1.25% Debentures and our $330.0 million in aggregate principal amount of 3.5% Debentures. As a result of the exchange offers, we issued $177.4 million in aggregate principal amount of a new series of senior subordinated convertible debentures due 2034, bearing interest at a rate of 1.625% per year until March 15, 2009 (the “1.625% Debentures”), in exchange for a like principal amount of our 1.25% Debentures. In addition, we issued $321.6 million in aggregate principal amount of a new series of 4% senior subordinated convertible debentures due 2034 (the “4% Debentures”, together with the 1.625% Debentures, the “Subordinated Debentures”) in exchange for a like principal amount of our 3.5% Debentures. The results of the exchange offers were as follows:

		Amount
	Amount	Outstanding
	Outstanding	at Completion of
Securities	at March 31, 2007	Exchange Offers

3.50% Senior Convertible Notes due 2034	$330,000,000	$8,446,000
1.25% Senior Convertible Notes due 2034	225,000,000	47,620,000
4.00% Senior Subordinated Convertible Notes due 2034	—	321,554,000
1.625% Senior Subordinated Convertible Notes due 2034	—	177,380,000

Total	$555,000,000	$555,000,000

The Subordinated Debentures are guaranteed on a senior subordinated basis by CapitalSource Finance. The Subordinated Debentures rank junior to all of our other existing and future senior indebtedness, including the Senior Debentures that were not exchanged, and senior to our existing and future subordinate indebtedness.

The Subordinated Debentures provide for a make-whole amount upon conversion in connection with certain transactions or events that may occur prior to March 15, 2009, which, under certain circumstances, will increase the conversion rate by a number of additional shares. The 4% Debentures do not provide for the payment of contingent interest as the 3.5% Debentures do, subject to certain limitations.

Other than the increased interest rates, subordination and ranking provisions, make-whole provisions and contingent interest features discussed above, the terms of the Subordinated Debentures are materially similar to the terms of the Senior Debentures. For a detailed discussion of the terms of the Senior Debentures, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K.

On April 12, 2007, we completed an $800.0 million term debt securitization that was recorded as an on-balance sheet financing. The transaction covers the sale to investors of approximately $738.0 million of floating-rate asset-backed notes, which are backed by an $800.0 million diversified pool of senior and subordinated commercial loans from our portfolio. The value of the notes sold to investors represented 92.25% of the value of the collateral pool and we retained notes representing 7.75% of the value of the collateral pool. The blended pricing for the notes sold to investors (excluding fees) was one-month LIBOR plus 28.32 basis points. We used the proceeds to repay borrowings under certain of our credit facilities, to purchase certain of the commercial loans that were securitized in this transaction from our affiliated companies and to pay certain transaction fees and expenses.

On April 19, 2007, we entered into a $1.25 billion secured, revolving credit facility with Citigroup Global Markets Realty Corp. (“Citigroup”). We expect to use the funds available under this facility to finance the

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

origination from time to time of commercial loans. The commitment amount of this facility may be increased to $1.50 billion at our election, subject to certain limitations. The credit facility is secured by certain commercial loans from our portfolio and is scheduled to mature on October 16, 2007. The facility permits us to obtain financing of up to 90% of the outstanding principal balance of commercial loans that we originate and transfer to this facility. Interest on borrowings under the credit facility will be charged at a rate equal to one-month LIBOR plus 0.50% through July 18, 2007 and then at a rate equal to one-month LIBOR plus 0.60%.

On April 20, 2007, in connection with consummation of the secured, revolving credit facility with Citigroup described above, we fully repaid all amounts outstanding under our $906.0 million multi-bank secured credit facility led by BMO Capital Markets Corp. (as successor to Harris Nesbitt Corp.), and terminated the credit facility, which was scheduled to mature in May 2007.

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

More detailed information about the factors that could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements are contained herein in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors, and in those same captioned sections of our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 1, 2007 (the “Form 10-K”).

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes in this Form 10-Q.

Overview and Highlights

We are a commercial lending, investment and asset management company focused on the middle market. We operate as a real estate investment trust (“REIT”) and provide senior and subordinate commercial loans, invest in real estate, engage in asset management and servicing activities and invest in residential mortgage assets.

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

To optimize our REIT structure, we also invest in certain residential mortgage assets. As of March 31, 2007, the balance of our residential mortgage investment portfolio was $5.6 billion, which included investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”).

Consolidated Results of Operations

We operate as two reportable segments: 1) Commercial Lending & Investment, which includes our commercial lending and investment business and 2) Residential Mortgage Investment, which includes all of our activities related to our residential mortgage investments. The discussion that follows differentiates our results of operations between our segments.

Explanation of Reporting Metrics

Interest Income.  In our Commercial Lending & Investment segment, interest income represents interest earned on our commercial loans. Although the majority of these loans charge interest at variable rates that generally adjust daily, we also have a number of loans charging interest at fixed rates. In our Residential Mortgage Investment segment, interest income represents interest earned on our residential mortgage-related receivables and RMBS.

Fee Income.  In our Commercial Lending & Investment segment, fee income represents net fee income earned from our commercial loan operations. Fee income primarily includes the amortization of loan origination fees, net of the direct costs of origination, prepayment-related fees as well as other fees charged to borrowers. We currently do not generate fee income in our Residential Mortgage Investment segment.

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

Other Income.  In our Commercial Lending & Investment segment, other income (expense) consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with the United States Department of Housing and Urban Development, or HUD, origination activities, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, third-party servicing income, income from our management of various loans held by third parties and other miscellaneous fees and expenses not attributable to our commercial lending and investment operations. In our Residential Mortgage Investment segment, other income (expense) consists of realized and unrealized appreciation (depreciation) on certain of our residential mortgage investments and gains (losses) on derivatives used to economically hedge the residential mortgage investment portfolio.

Operating Expenses.  Operating expenses for both our Commercial Lending & Investment segment and our Residential Mortgage Investment segment include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses.

Income Taxes.  We expect to formally make an election to REIT status under the Internal Revenue Code (the “Code”) when we file our tax return for our taxable year ended December 31, 2006. Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities, but we will continue to be subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). We do not expect our Residential Mortgage Investment segment to be subject to corporate-level tax as all assets are considered REIT qualifying assets. A significant portion of our Commercial Lending & Investment segment will remain subject to corporate-level income tax as many of the segment’s assets are originated and held in our TRSs.

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

Operating Results for the Three Months Ended March 31, 2007

Our results of operations for the three months ended March 31, 2007 were driven primarily by our continued growth as well as the impact of our REIT election. As further described below, the most significant factors influencing our consolidated results of operations for the time period compared to the consolidated results of operations for equivalent time period in 2006, were:

•	Significant growth in our commercial loan portfolio;

•	Increased operating lease income related to our direct real estate investments;

•	Increased borrowings to fund our growth;

•	Increased operating expenses, including higher employee compensation;

•	Improvement in our credit metrics; and

•	Decreased lending and borrowing spreads.

Our consolidated operating results for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 were as follows:

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
	($ in thousands)

Interest income	$289,554	$195,498	$94,056	48%
Fee income	50,027	41,542	8,485	20%
Operating lease income	20,288	4,625	15,663	339%
Interest expense	186,649	97,782	88,867	91%
Provision for loan losses	14,926	14,713	213	1%
Operating expenses	65,322	50,619	14,703	29%
Other income, net of expenses	6,049	344	5,705	1,658%
Noncontrolling interests expense	1,330	861	469	54%
Income taxes	19,001	13,110	5,891	45%
Cumulative effect of accounting change, net of taxes	—	370	(370)	100%
Net income	78,690	65,294	13,396	21%

Our consolidated yields on income earning assets and the costs of interest bearing liabilities for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007			2006
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$289,554	8.27%		$195,498	9.08%
Fee income		50,027	1.43		41,542	1.93

Total interest earning assets(1)	$14,207,472	339,581	9.70	$8,731,522	237,040	11.01
Total direct real estate investments	786,623	20,288	10.46	126,848	4,625	14.79

Total income earning assets	14,994,095	359,869	9.73	8,858,370	241,665	11.06
Total interest bearing liabilities(2)	12,860,904	186,649	5.89	7,307,304	97,782	5.43

Net finance spread		$173,220	3.84%		$143,883	5.63%

Net finance margin			4.69%			6.59%

(1)	Interest earning assets include cash, restricted cash, mortgage-related receivables, RMBS, loans, and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Comparison of the Three Months Ended March 31, 2007 and 2006

All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Interest Income

In our Commercial Lending & Investment segment, interest income was $208.7 million for the three months ended March 31, 2007, an increase of $40.5 million, or 24%, from interest income for the three months ended March 31, 2006. This increase was due to the growth in average interest earning assets, primarily loans, of $1.8 billion, or 28%. This increase was partially offset by a slight decrease in the interest component of yield to 10.04% for the three months ended March 31, 2007 from 10.18% for the three months ended March 31, 2006. The decrease in the interest component of yield was primarily due to a decrease in our lending spread, partially offset by an increase in short-term interest rates. During the three months ended March 31, 2007, our commercial lending spread to average one-month LIBOR was 4.72% compared to 5.57% for the three months ended March 31, 2006. This decrease in lending spread reflects overall trends in financial markets, the increase in competition in our markets, as well as the changing mix of our commercial lending portfolio as we continue to pursue the expanded opportunities afforded to us by our decision to elect to be taxed as a REIT. By operating as a REIT, we can make the same, or better, after tax return on a loan with a lower interest rate than on a loan with a higher interest rate originated prior to our decision to elect to be taxed as a REIT. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

Interest income in our Residential Mortgage Investment segment consists of coupon interest and the amortization of purchase discounts and premiums on our investments in RMBS and mortgage-related receivables, which are amortized into income using the interest method. Interest income in our Residential Mortgage Investment segment was $80.9 million for the three months ended March 31, 2007, an increase of $53.5 million, or 196%, from interest income for the three months ended March 31, 2006. This increase is primarily due to recognizing a full quarter of gross interest income on our accompanying consolidated statement of income for the three months ended March 31, 2007, compared to recognizing gross interest income during only one month in the accompanying consolidated statement of income for the three months ended March 31, 2006. As further discussed in Note 5, Residential Mortgage-Backed Securities and Certain Derivative Instruments, in our accompanying consolidated financial statements, we owned Agency MBS that were accounted for as derivatives during the three months ended March 31, 2006. Until we exercised our right to substitute collateral in March 2006, the income on these Agency MBS was recorded net of related interest expense on the income statement. Also contributing to the increase was the recognition of three months of income related to our mortgage-related receivables, which we purchased at the end of February 2006.

Fee Income

In our Commercial Lending & Investment segment, the increase in fee income was primarily the result of the growth in interest earning assets as well as an increase in prepayment-related fee income, which totaled $22.8 million for the three months ended March 31, 2007 compared to $17.4 million for the three months ended March 31, 2006. Prepayment-related fee income contributed 1.10% and 1.05%, to yield for the three months ended March 31, 2007 and 2006, respectively. Yield from fee income, including prepayment related fees, decreased to 2.41% for the three months ended March 31, 2007 from 2.51% for the three months ended March 31, 2006.

Operating Lease Income

In our Commercial Lending & Investment segment, operating lease income was $20.3 million, an increase of $15.7 million, or 339%, from the three months ended March 31, 2006. This increase is due to an increase in our direct real estate investments, which are leased to healthcare industry clients through the execution of long-term, triple-net operating leases. During the three months ended March 31, 2007 and 2006, our average balance of direct real estate investments was $786.6 million and $126.8 million, respectively.

Interest Expense

We fund our growth largely through borrowings. In our Commercial Lending & Investment segment, interest expense was $111.3 million for the three months ended March 31, 2007, an increase of $38.4 million, or 53%, from interest expense for the three months ended March 31, 2006. This increase in interest expense was primarily due to an increase in average borrowings of $1.9 billion, or 36%, as well as higher interest rates during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Our cost of borrowings increased to 6.22% for the three months ended March 31, 2007 from 5.55% for the three months ended March 31, 2006. This increase was the result of rising interest rates, the use of our unsecured credit facility, which has a higher borrowing spread relative to our secured credit facilities, and an increase in the amortization of deferred financing fees. The increase in deferred financing fees was primarily due to additional financings and higher loan prepayments on loans that secure our term debt. These increases were partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our overall borrowing spread to average one-month LIBOR for the three months ended March 31, 2007 was 0.90% compared to 0.94% for the three months ended March 31, 2006.

In our Residential Mortgage Investment segment, interest expense was $75.4 million for the three months ended March 31, 2007, an increase of $50.4 million, or 202%, from interest expense for the three months ended March 31, 2006. This increase in interest expense was primarily due to the gross versus net accounting of the repurchase agreements used to finance purchases of Agency MBS described above. Also contributing to the increase was the recognition of three months of interest expense related to our owner trust term debt, which closed at the end of February 2006. Our cost of borrowings increased to 5.38% for the three months ended March 31, 2007 from 5.03% for the three months ended March 31, 2006. This increase was primarily the result of rising interest rates.

Net Finance Margin

In our Commercial Lending & Investment segment, net finance margin, defined as net investment income (which includes interest, fee and operating lease income less interest expense) divided by average income earning assets, was 7.38% for the three months ended March 31, 2007, a decrease of 102 basis points from 8.40% for the three months ended March 31, 2006. The decrease in net finance margin was primarily due to the increase in interest expense resulting from higher leverage and a higher cost of funds, offset partially by an increase in yield on total income earning assets resulting from higher loan prepayments. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 6.05% for the three months ended March 31, 2007, a decrease of 113 basis points from 7.18% for the three months ended March 31, 2006. Gross yield is the sum of interest, fee and operating lease income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Lending & Investment segment for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007			2006
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
			($ in thousands)

Interest earning assets:
Interest income		$208,654	10.04%		$168,128	10.18%
Fee income		50,027	2.41		41,542	2.51

Total interest earning assets(1)	$8,430,913	258,681	12.45	$6,699,752	209,670	12.69
Total direct real estate investments	786,623	20,288	10.46	126,848	4,625	14.79

Total income earning assets	9,217,536	278,969	12.27	6,826,600	214,295	12.73
Total interest bearing liabilities(2)	7,258,442	111,251	6.22	5,322,890	72,833	5.55

Net finance spread		$167,718	6.05%		$141,462	7.18%

Net finance margin			7.38%			8.40%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

In our Residential Mortgage Investment segment, net finance spread was 0.22% and 0.36%, respectively, for the three months ended March 31, 2007 and 2006. Net finance spread is the difference between yield on interest earning assets and the cost of our interest bearing liabilities. The decrease in net finance spread is attributable to the changes in its components as described above.

Provision for Loan Losses

The increase in the provision for loan losses in our Commercial Lending & Investment segment is the result of growth in our commercial loan portfolio, changes in the mix of our portfolio and an increase in the balance of impaired loans in the portfolio during the three months ended March 31, 2007.

Other Income

In our Commercial Lending & Investment segment, other income was $11.7 million for the three months ended March 31, 2007, an increase of $5.3 million, or 82%, from total other income for the three months ended March 31, 2006. The increase in other income was primarily attributable to a $6.4 million increase in net realized and unrealized gains in our equity investments, a $2.6 million decrease in losses incurred on the extinguishment of debt, a $2.1 million increase in gains on foreign currency exchange and a $1.4 million increase in income from our management of various loans held by third parties. These increases were partially offset by a $4.5 million decrease in the receipt of break-up fees, a $2.8 million increase in net losses on derivatives, and a $1.4 million decrease in diligence deposits forfeited.

In our Residential Mortgage Investment segment, other expense consisted of a net loss on the residential mortgage investment portfolio of $5.7 million for the three months ended March 31, 2007, a decrease of $0.4 million, or 7%, from total other expense for the three months ended March 31, 2006. This net loss was attributable to net realized and unrealized losses on derivative instruments related to our residential mortgage investments of $8.5 million, and impairments on our Non-Agency MBS of $7.0 million. These losses were partially offset by net unrealized gains on our residential mortgage investments of $9.8 million.

Included in unrealized gains on derivative instruments is not only the change in fair value of these instruments, but also the net of interest income and expense accruals related to certain of our derivatives.

Operating Expenses

The increase in consolidated operating expenses was primarily due to higher total employee compensation, which increased $6.7 million, or 20%. The higher employee compensation was attributable to higher incentive compensation, including an increase in restricted stock awards and stock options granted. For the three months ended March 31, 2007 and 2006, incentive compensation totaled $18.5 million and $14.8 million, respectively. Incentive compensation comprises annual bonuses, as well as stock options and restricted stock awards, which generally have a three- to five-year vesting period. The remaining increase in operating expenses for the three months ended March 31, 2007 was primarily attributable to an increase of $5.2 million in depreciation and amortization primarily resulting from our direct real estate investments, an increase of $1.0 million in professional fees and an increase of $0.8 million in travel and entertainment expenses. Operating expenses in our Residential Mortgage Investment segment, which consist primarily of compensation and benefits, professional fees and other direct expenses, were $1.1 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively.

In our Commercial Lending & Investment segment, operating expenses as a percentage of average total assets decreased to 2.76% for the three months ended March 31, 2007, from 2.82% for the three months ended March 31, 2006. Our Commercial Lending & Investment segment’s operating expenses as a percentage of average total assets, excluding depreciation of our direct real estate investments, decreased to 2.47% for the three months ended March 31, 2007, from 2.73% for the three months ended March 31, 2006.

Income Taxes

Our effective tax rate on our consolidated net income was 19.5% for the three months ended March 31, 2007, which is impacted by a reduction in net deferred tax liabilities as a result of our REIT election. Our effective income tax rate for the three months ended March 31, 2007 attributable to our TRSs was 38.9%. Our effective tax rate was 16.8% for the three months ended March 31, 2006 and 19.4% for the year ended December 31, 2006, which included the reversal of $4.7 million in net deferred tax liabilities relating to REIT qualifying activities, into income, in connection with our REIT election.

Adjusted Earnings

Adjusted earnings, as previously defined, were $113.9 million, or $0.63 per diluted share, for the three months ended March 31, 2007. Adjusted earnings were $94.9 million, or $0.61 per diluted share, for the three months ended March 31, 2006. A reconciliation of our reported net income to adjusted earnings for the three months ended March 31, 2007 and 2006 was as follows ($ in thousands, except per share data):

	Three Months Ended March, 31
	2007	2006

Net income	$78,690	$65,294
Add:
Real estate depreciation(1)	6,762	1,390
Amortization of deferred financing fees(2)	5,508	6,902
Non-cash equity compensation	10,712	6,536
Net unrealized loss on residential mortgage investment portfolio, including related derivatives(3)	7,180	4,447
Unrealized loss (gain) on derivatives and foreign currencies, net	328	(251)
Unrealized loss on investments, net	47	1,236
Provision for loan losses	14,926	14,713
Recoveries(4)	—	—
Less:
Charge offs(5)	10,250	276
Nonrecurring items(6)	—	4,725
Cumulative effect of accounting change, net of taxes	—	370

Adjusted earnings	$113,903	$94,896

Net income per share:
Basic — as reported	$0.44	$0.44
Diluted — as reported	$0.43	$0.42
Average shares outstanding:
Basic — as reported	179,324,672	149,722,991
Diluted — as reported	181,743,884	154,450,572
Adjusted earnings per share:
Basic	$0.64	$0.63
Diluted(7)	$0.63	$0.61
Average shares outstanding:
Basic	179,324,672	149,722,991
Diluted(8)	184,200,063	156,236,043

(1)	Depreciation for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes amortization of deferred financing fees and other non-cash interest expense.

(3)	Includes adjustments to reflect the period change in fair value of RMBS and related derivative instruments.

(4)	Includes all recoveries on loans during the period.

(5)	To the extent we experience losses on loans for which we specifically provided a reserve prior to January 1, 2006, there will be no adjustment to earnings. All charge offs incremental to previously established allocated reserves will be deducted from net income.

(6)	Represents the write-off of a net deferred tax liability recorded in connection with our conversion to a REIT for the three months ended March 31, 2006.

(7)	Adjusted to reflect the impact of adding back noncontrolling interests expense of $1.3 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively, to adjusted earnings due to the application of the if-converted method on non-managing member units, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share for all periods presented.

(8)	Adjusted to include average non-managing member units of 2,456,179 and 1,785,471 for the three months ended March 31, 2007 and 2006, respectively, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Financial Condition

Commercial Lending & Investment Segment

Portfolio Composition

We provide commercial loans to businesses that require customized and sophisticated financing. We also invest in real estate and selectively make equity investments. As of March 31, 2007 and December 31, 2006, our commercial lending and investment portfolio comprised the following:

	March 31,	December 31,
	2007	2006
	($ in thousands)

Commercial loans	$8,638,535	$7,850,198
Direct real estate investments	805,650	722,303
Equity investments	158,100	150,090

Total	$9,602,285	$8,722,591

Commercial Lending Portfolio Composition

Our total commercial loan portfolio reflected in the portfolio statistics below includes loans, loans held for sale and receivables under reverse-repurchase agreements. The composition of our commercial loan portfolio by loan type and by commercial finance business as of March 31, 2007 and December 31, 2006 was as follows:

	March 31,		December 31,
	2007		2006
	($ in thousands)

Composition of loan portfolio by loan type:
First mortgage loans(1)	$2,814,286	33%	$2,542,222	32%
Senior secured asset-based loans(1)	2,759,381	32	2,599,014	33
Senior secured cash flow loans(1)	2,350,718	27	2,105,152	27
Subordinate loans	714,150	8	603,810	8

Total	$8,638,535	100%	$7,850,198	100%

Composition of loan portfolio by business:
Healthcare and Specialty Finance	$2,786,793	32%	$2,775,748	35%
Structured Finance	3,381,091	39	2,839,716	36
Corporate Finance	2,470,651	29	2,234,734	29

Total	$8,638,535	100%	$7,850,198	100%

(1)	Includes Term B loans.

We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by commercial finance business as of March 31, 2007 were as follows:

				Average Loan
	Number	Average	Number of	Size per
	of Loans	Loan Size	Clients	Client
		($ in thousands)

Composition of loan portfolio by business:
Healthcare and Specialty Finance	441	$6,319	302	$9,228
Structured Finance	283	11,947	229	14,765
Corporate Finance	405	6,100	189	13,072

Overall loan portfolio	1,129	7,651	720	11,998

The scheduled maturities of our commercial loan portfolio by loan type as of March 31, 2007 were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Scheduled maturities by loan type:
First mortgage loans(1)	$911,131	$1,734,633	$168,522	$2,814,286
Senior secured asset-based loans(1)	264,219	2,384,529	110,633	2,759,381
Senior secured cash flow loans(1)	305,143	1,797,326	248,249	2,350,718
Subordinate loans	81,448	195,713	436,989	714,150

Total	$1,561,941	$6,112,201	$964,393	$8,638,535

(1)	Includes Term B loans.

The dollar amounts of all fixed-rate and adjustable-rate commercial loans by loan type as of March 31, 2007 were as follows:

	Adjustable	Fixed
	Rates	Rates	Total
	($ in thousands)

Composition of loan portfolio by loan type:
First mortgage loans(1)	$2,527,831	$286,455	$2,814,286
Senior secured asset-based loans(1)	2,728,673	30,708	2,759,381
Senior secured cash flow loans(1)	2,332,263	18,455	2,350,718
Subordinate loans	583,687	130,463	714,150

Total	$8,172,454	$466,081	$8,638,535

Percentage of total loan portfolio	95%	5%	100%

(1)	Includes Term B loans.

As of March 31, 2007, our Healthcare and Specialty Finance, Structured Finance and Corporate Finance businesses had commitments to lend up to an additional $2.9 billion, $2.5 billion and $1.5 billion, respectively, to 302, 229 and 189 existing clients, respectively.

Credit Quality and Allowance for Loan Losses

As of March 31, 2007 and December 31, 2006, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	March 31,	December 31,
Commercial Loan Asset Classification	2007	2006
	($ in thousands)

Loans 60 or more days contractually delinquent	$73,011	$88,067
Non-accrual loans(1)	153,794	183,483
Impaired loans(2)	280,202	281,377
Less: loans in multiple categories	(208,241)	(230,469)

Total	$298,766	$322,458

Total as a percentage of total loans	3.46%	4.11%

Total as a percentage of all commercial assets(3)	3.16%	3.76%

(1)	Includes commercial loans with an aggregate principal balance of $41.5 million and $47.0 million as of March 31, 2007 and December 31, 2006, respectively, which were also classified as loans 60 or more days contractually delinquent.

(2)	Includes commercial loans with an aggregate principal balance of $54.4 million and $47.0 million as of March 31, 2007 and December 31, 2006, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $153.8 million and $183.5 million as of March 31, 2007 and December 31, 2006, respectively, which were also classified as loans on non-accrual status.

(3)	Commercial assets include commercial loans, loans held for sale, receivables under reverse-repurchase agreements and direct real estate investments.

Reflective of principles established in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement. In this regard, impaired loans include those loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of, contractual payments due to us.

During the three months ended March 31, 2007, we classified commercial loans with an aggregate carrying value of $20.2 million as of March 31, 2007 as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of March 31, 2007, commercial loans with an aggregate carrying value of $163.6 million were classified as troubled debt restructurings. Additionally, under SFAS No. 114, loans classified as troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans classified as troubled debt restructurings was $11.4 million as of March 31, 2007. For the year ended December 31, 2006, commercial loans with an aggregate carrying value of $194.7 million as of December 31, 2006 were classified as troubled debt restructurings. The allocated reserve for commercial loans classified as troubled debt restructurings was $31.5 million as of December 31, 2006.

Middle market lending involves credit risks that we believe will result in further credit losses in our portfolio. We have provided an allowance for loan losses to cover estimated losses inherent in our commercial loan portfolio. Our allowance for loan losses was $125.2 million and $120.6 million as of March 31, 2007 and December 31, 2006, respectively. These amounts equate to 1.45% and 1.54% of gross loans as of March 31, 2007 and December 31, 2006, respectively. Of our total allowance for loan losses as of March 31, 2007 and December 31, 2006, $33.3 million and $37.8 million, respectively, were allocated to impaired loans. During the three months ended March 31, 2007 and 2006, we charged off loans totaling $10.3 million and $0.3 million, respectively. Net charge offs as a percentage of average loans were 0.51% and 0.02% for the three months ended March 31, 2007 and 2006, respectively.

Direct Real Estate Investments

We acquire real estate for long-term investment purposes. These direct real estate investments are generally leased to clients through the execution of long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of March 31, 2007 and December 31, 2006, we had $805.7 million and $722.3 million in direct real estate investments, respectively, which consisted primarily of land and buildings.

Equity Investments

We commonly acquire equity interests in connection with loans to clients. These investments include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments.

As of March 31, 2007 and December 31, 2006, the carrying values of our investments in our Commercial Lending & Investment segment were $158.1 million and $150.1 million, respectively. Included in these balances were investments carried at fair value totaling $28.8 million and $34.6 million, respectively.

Residential Mortgage Investment Segment

Portfolio Composition

We invest directly in residential mortgage investments and as of March 31, 2007 and December 31, 2006, our portfolio of residential mortgage investments was as follows:

	March 31,	December 31,
	2007	2006
	($ in thousands)

Mortgage-related receivables(1)	$2,239,257	$2,295,922
Residential mortgage-backed securities:
Agency(2)	3,372,329	3,502,753
Non-Agency(2)	27,610	34,243

Total	$5,639,196	$5,832,918

(1)	Represents secured receivables that are backed by adjustable rate residential prime mortgage loans.

(2)	See following paragraph for a description of these securities.

We invest in RMBS, which are securities collateralized by residential mortgage loans. These securities include mortgage-backed securities whose payments of principal and interest are guaranteed by Fannie Mae or Freddie Mac (hereinafter “Agency MBS”). We also invest in RMBS issued by non-government-sponsored entities that are credit-enhanced through the use of subordination or in other ways that are inherent in a corresponding securitization transaction (hereinafter, “Non-Agency MBS”). Substantially all of our Agency MBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying consolidated balance sheets. The coupons on the loans underlying RMBS are fixed for stipulated periods of time and then reset annually thereafter. The weighted average net coupon of Agency MBS in our portfolio was 4.90% as of March 31, 2007 and the weighted average reset date for the portfolio was approximately 43 months. The weighted average net coupon of Non-Agency MBS in our portfolio was 8.38% as of March 31, 2007. The fair values of our Agency MBS and Non-Agency MBS were $3.4 billion and $27.6 million, respectively, as of March 31, 2007.

As of March 31, 2007, we had $2.2 billion in mortgage-related receivables secured by prime residential mortgage loans. As of March 31, 2007, the weighted average interest rate on these receivables was 5.37%, and the weighted average contractual maturity was approximately 28.5 years. See further discussion on our accounting treatment of mortgage-related receivables in Note 4, Mortgage-Related Receivables and Related Owners Trust Securitizations, in our accompanying consolidated financial statements.

Credit Quality and Allowance for Loan Losses

We recorded no provision for loan losses for the three months ended March 31, 2007 and the allowance for loan losses was $0.4 million as of March 31, 2007. We recorded a provision for loan losses of $0.3 million related to our mortgage-related receivables during the three months ended March 31, 2006, and the allowance for loan losses was $0.4 million as of December 31, 2006.

Financing

We have financed our investments in RMBS primarily through repurchase agreements. As of March 31, 2007 and December 31, 2006, our outstanding repurchase agreements totaled $3.3 billion and $3.4 billion, respectively. As of March 31, 2007, repurchase agreements that we executed had maturities of between 5 and 30 days and a weighted average borrowing rate of 5.29%.

Our investments in residential mortgage-related receivables were financed primarily through debt issued in connection with two securitization transactions. As of March 31, 2007, the total outstanding balance of these debt obligations was $2.2 billion. The interest rates on all classes of the notes within each securitization are fixed for various periods of time and then reset annually thereafter, with a weighted average interest rate of 4.94% as of March 31, 2007. The notes within each securitization are scheduled to mature at various dates through 2036.

The interest rates on our repurchase agreements, securitization-based debt and other financings may change at different times and in different magnitudes than the interest rates earned on our residential mortgage investments. See Market Risk Management below for a discussion of our interest rate risk management program related to our residential mortgage investment portfolio.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, which include funding our existing commercial loan and investment commitments, acquiring residential mortgage investments, funding ongoing commitments to repay borrowings, paying dividends and for other general business purposes. Our primary sources of funds consist of cash flows from operations, borrowings under our existing and future repurchase agreements, credit facilities, term debt, subordinated debt and convertible debt, proceeds from issuances of equity and other sources. We believe these sources of financing are sufficient to meet our short-term liquidity needs. We have applied for an Industrial Loan Corporation charter with the Federal Deposit Insurance Corporation (“FDIC”), which we expect would enable us to obtain additional funds through the brokered deposit market. In March 2007, we received correspondence from the FDIC approving our application for FDIC deposit insurance, subject to certain conditions, and we are currently reviewing and analyzing the conditions of the approval to understand the impact on our overall operations.

As of March 31, 2007, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $2.2 billion. Commitments do not include transactions for which we have signed commitment letters but not yet signed loan agreements. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund unfunded commitments generally is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. Provided that our clients’ additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

As a result of our decision to make an election to REIT status and to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, we may continue to acquire additional residential mortgage investments. As discussed below, we have funded and expect to continue to fund these purchases primarily through repurchase agreements and term debt using leverage consistent with industry standards for these assets.

We determine our long-term liquidity and capital resource requirements based on the growth rate of our portfolio and other assets. Additionally, as a REIT, our growth must be funded largely by external sources of capital due to the requirement to distribute at least 90% of our REIT taxable income to our shareholders. We are not required to distribute the taxable income related to our TRSs and, therefore, have the flexibility to retain these earnings. We intend to pay dividends equal to at least 90% of our REIT taxable income. We may cause our TRSs to pay dividends to us to increase our REIT taxable income, subject to the REIT gross income limitations. If we are limited in the amount of dividends we can receive from our TRSs, we intend to use other sources of cash to fund dividend payments.

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

Cash and Cash Equivalents

As of March 31, 2007 and December 31, 2006, we had $308.8 million and $396.2 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments.

We had $135.6 million and $240.9 million of restricted cash as of March 31, 2007 and December 31, 2006, respectively. The restricted cash primarily represents both principal and interest collections on loans collateralizing our term debt and on loans pledged to our credit facilities. We also have restricted cash representing other items such as client holdbacks, escrows and securities pledged as collateral to secure our repurchase agreements and related derivatives. Principal repayments, interest rate swap payments, interest payable and servicing fees are deducted from the monthly principal and interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Sources and Uses of Cash

For the three months ended March 31, 2007 and 2006, we generated (used) cash from operations of $152.4 million and $(127.0) million, respectively. Included within these amounts are cash inflows and outflows related to our Agency MBS that are classified as trading investments and loans held for sale.

Cash from our financing activities is generated from proceeds from our issuance of equity, borrowings on our repurchase agreements, credit facilities and term debt and from our issuance of convertible debt and subordinated debt. Our financing activities primarily use cash to repay repurchase agreements, term debt borrowings and to pay cash dividends. For the three months ended March 31, 2007 and 2006, we generated cash flow from financing activities of $367.4 million and $2.9 billion, respectively.

Investing activities primarily relate to loan origination, purchases of residential mortgage investments, primarily mortgage-related receivables, and acquisitions of direct real estate investments. For the three months ended March 31, 2007 and 2006, we used cash in investing activities of $607.2 million and $2.8 billion, respectively.

Borrowings

As of March 31, 2007 and December 31, 2006, we had outstanding borrowings totaling $13.2 billion and $12.9 billion, respectively. Borrowings under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt have supported our growth. For a detailed discussion of our borrowings, see Note 11,

Borrowings, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K.

Our overall debt strategy emphasizes diverse sources of financing including both secured and unsecured financings. As of March 31, 2007, approximately 88% of our debt was collateralized by our loans and residential mortgage investments and 12% was unsecured. We intend to increase our percentage of unsecured debt over time through both unsecured credit facilities and unsecured term debt. In April 2007, Standard and Poor’s issued a BBB- rating of our senior unsecured debt and Fitch Ratings affirmed our BBB- senior unsecured debt rating. We may apply for ratings from other rating agencies, and our goal is to improve all of these ratings over time. As our ratings improve, we should be able to issue more unsecured debt relative to the amount of our secured debt. In any case, we intend to maintain prudent levels of leverage and currently expect our debt to equity ratio on our commercial lending portfolio to remain below 5x.

Repurchase Agreements

We entered into one new master repurchase agreement during the three months ended March 31, 2007. We borrowed under our existing repurchase agreements with various financial institutions to finance purchases of RMBS during the year. RMBS and short term liquid investments collateralize our repurchase agreements as of March 31, 2007. Substantially all of our repurchase agreements and related derivative instruments require us to deposit additional collateral if interest rates change or the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings.

Credit Facilities

Our committed credit facility capacity was $5.0 billion as of March 31, 2007 and December 31, 2006. As of March 31, 2007, we had eight credit facilities, six of which are secured and two of which are unsecured, with a total of twenty-two financial institutions. We primarily use these facilities to fund our loans and for general corporate purposes. To date, many loans have been held, or warehoused, in our secured credit facilities until we complete a term debt transaction in which we securitize a pool of loans from these facilities. We primarily use the proceeds from our term debt transactions to pay down our credit facilities, which results in increased capacity to redraw on them as needed. As of March 31, 2007, three of our credit facilities, with a total capacity of $1.3 billion, are scheduled to mature within one year. The amount outstanding under these facilities was $624.3 million as of March 31, 2007. Our other five credit facilities, with a total capacity of $3.7 billion, have scheduled maturity dates between one and three years, of which $3.1 billion is subject to annual renewal.

In February 2007, we entered into a CAD$75.0 million unsecured one-year revolving credit facility with the Royal Bank of Canada. We expect to use the funds available under this facility to primarily finance the origination of commercial loan assets. Interest on borrowings under the credit facility is charged at the Canadian Bankers Acceptance rate plus a margin based on the credit ratings we receive on our public debt. As of March 31, 2007, the interest rate charged under this facility totaled 5.47%. This facility is scheduled to mature on February 19, 2008.

In March 2007, we amended our $300.0 million secured, revolving credit facility with JPMorgan Chase Bank, N.A. to, among other things, increase certain concentration limits, to lower the interest rate that we are charged on Eurocurrency borrowings by 10 basis points to Adjusted LIBOR, as defined, plus 0.65%, and to establish the interest rate that we are charged on United States Dollar borrowings at the commercial paper rate plus 0.65%. Also, the commitment termination date was changed from June 30, 2008 to March 25, 2008.

In March 2007, we amended our $287.1 million loan agreement with Column Financial Inc. to, among other things, reduce the interest rate to one-month LIBOR plus 1.85% and change the maturity date from January 11, 2017 to April 9, 2009.

Term Debt

In January 2007, we repaid all amounts outstanding under our series 2004-2 Term Debt notes.

Subordinated Debt

In March 2007, we issued $38.7 million in junior subordinated debt to a newly formed statutory trust, CapitalSource Trust Preferred Securities 2007-1 (“2007-1 TP Trust”). We formed the 2007-1 TP Trust in March 2007, with an initial capitalization in common securities of $1.2 million for the sole purpose of issuing $37.5 million of preferred securities (the “2007-1 TP Securities”) to outside investors. The 2007-1 TP Trust used the initial capitalization and the proceeds from the sale of the 2007-1 TP Securities to acquire the junior subordinated debt that we issued.

The 2007-1 TP Securities bear interest at a floating interest rate based on three-month LIBOR plus 1.95%, resetting quarterly. The 2007-1 TP Securities, which mature on April 30, 2037, are callable at par in whole or in part at any time after April 30, 2012. The 2007-1 TP Securities are unsecured and junior in right of payment to all of our indebtedness.

Debt Covenant Compliance

CapitalSource Finance LLC, one of our wholly owned indirect subsidiaries, services loans collateralizing our secured credit facilities and term debt and is required to meet various financial and non-financial covenants. Failure to meet the covenants could result in the servicing being transferred to another servicer. The notes under the trusts established in connection with our term debt include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates. We, and certain of our other wholly owned subsidiaries, also have certain financial and non-financial covenants related to our unsecured credit facility, subordinated debt and our other debt financings. As of March 31, 2007, we believe we were in compliance with all of our covenants.

Equity

We offer a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three months ended March 31, 2007, we received proceeds of $126.3 million related to the direct purchase of 5.1 million shares of our common stock pursuant to the DRIP. We had no such purchases during the three months ended March 31, 2006. In addition, we received proceeds of $7.8 million and $1.7 million related to cash dividends reinvested for 0.3 million and 0.1 million shares of our common stock during the three months ended March 31, 2007 and 2006, respectively.

Commitments, Guarantees & Contingencies

As of March 31, 2007 and December 31, 2006, we had unfunded commitments to extend credit to our clients of $6.9 billion and $4.1 billion, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed loan agreements. Our obligation to fund unfunded commitments generally is based on our client’s ability to provide the required collateral and to meet certain other preconditions to borrowing. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create a breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business. We currently believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments.

One of our wholly owned indirect subsidiaries has provided limited financial guarantees to third-party warehouse lenders that financed the purchase of $298.3 million of commercial loans by two special purpose entities to which one of our other wholly owned indirect subsidiaries provides advisory services in connection with their purchase of commercial loans. We have provided the warehouse lenders with limited guarantees under which we agreed to assume a portion of net losses realized in connection with those loans held by the special purpose entities up to a specified loss limit. One guarantee is due to expire on September 24, 2007 and the other guarantee is scheduled to expire on December 31, 2007. Such guarantees may terminate earlier to the extent that the warehouse facility is refinanced prior to the guarantee’s expiry. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, (“FIN 46(R)”) and

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we determined that we are not required to recognize the assets and liabilities of these special purpose entities for financial statement purposes as of March 31, 2007.

In connection with certain securitization transactions, we typically make customary representations and warranties regarding the characteristics of the underlying transferred assets. Prior to any securitization transaction, we perform due diligence with respect to the assets to be included in the securitization transaction to ensure that they satisfy the representations and warranties. Due to these procedures, we believe that the potential for loss is remote and therefore no liability is recorded in our consolidated financial statements related to these representations and warranties. The outstanding loan balance related to these securitization transactions was approximately $2.2 billion as of March 31, 2007.

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

We use a variety of tools to continuously monitor a borrower’s or counterparty’s ability to perform under its obligations. Additionally, we syndicate loan exposure to other lenders, sell loans and use other risk mitigation techniques to manage the size and risk profile of our loan portfolio.

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

Concentrations of Credit Risk

In our normal course of business, we engage in commercial lending activities with borrowers primarily throughout the United States. As of March 31, 2007 and December 31, 2006, the entire commercial loan portfolio was diversified such that no single borrower was greater than 4% of the portfolio. As of March 31, 2007, the single largest industry concentration was skilled nursing, which made up approximately 15% of our commercial loan portfolio. As of March 31, 2007, the largest geographical concentration was Florida, which made up approximately 16% of our commercial loan portfolio. As of March 31, 2007, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 98% of the investments. As of March 31, 2007, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 34% of the investments.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. We obtain collateral from certain counterparties for amounts in excess of exposure limits and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from a counterparty and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” As of March 31, 2007 and December 31, 2006, the gross positive fair value of our derivative financial instruments was $13.2 million and $23.7 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $45.1 million and $16.1 million as of March 31, 2007 and December 31, 2006, respectively. We did not hold collateral against derivative financial instruments as of March 31, 2007 and December 31, 2006. Accordingly, our net exposure to derivative counterparty credit risk as of March 31, 2007 and December 31, 2006 was $31.9 million and $7.6 million, respectively.

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

The primary market risk to which we are exposed is interest rate risk, which is inherent in the financial instruments associated with our operations, primarily including our loans, residential mortgage investments and borrowings. Our traditional loan products are non-trading positions and are reported at amortized cost. Additionally, debt obligations that we incur to fund our business operations are recorded at historical cost. While GAAP requires a historical cost view of such assets and liabilities, these positions are still subject to changes in economic value based on varying market conditions. Interest rate risk is the effect of changes in the economic value of our loans, and our other interest rate sensitive instruments and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk through the use of various types of derivative instruments. For a detailed discussion of our derivatives, see Note 20, Derivative Instruments in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K.

Interest Rate Risk Management — Commercial Lending & Investments Segment

Interest rate risk in our commercial lending portfolio refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our commercial loan portfolio bears interest at a spread to either the Prime rate or LIBOR, with almost all of our other loans bearing interest at a fixed rate. The majority of our borrowings bear interest at a spread to LIBOR or commercial paper rates, with the remainder bearing interest at a fixed rate. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below.

The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to our commercial lending and investment portfolio as of March 31, 2007 were as follows:

Estimated (Decrease)
Increase in
Rate Change	Net Interest Income
(Basis Points)	Over 12 Months
($ in thousands)

−100	$(11,660)
−50	(6,980)
+ 50	8,350
+ 100	16,330

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed a 75% advance rate on our variable rate borrowings.

Approximately 45% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of March 31, 2007. The loans with interest rate floors as of March 31, 2007 were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Exceeding the interest rate floor	$3,734,700	43%
At the interest rate floor	70,211	1
Below the interest rate floor	57,643	1
Loans with no interest rate floor	4,775,981	55

Total	$8,638,535	100%

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

The estimated changes in fair value based on changes in interest rates applied to our residential mortgage investment portfolio as of March 31, 2007 were as follows:

	Estimated (Decrease)
Rate Change	Increase	Percentage of Total
(Basis Points)	in Fair Value	Segment Assets
	($ in thousands)

−100	$(2,888)	(0.05)%
−50	8	—
+ 50	(996)	(0.02)
+ 100	(2,894)	(0.05)

For the purposes of the above analysis, our residential mortgage investment portfolio includes all of our investments in residential mortgage-related receivables, Agency MBS, term debt and related derivatives as of March 31, 2007.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Our critical accounting estimates are described in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in the in the Market Risk Management section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q and in Item 7a, Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 1, 2007. There have been no material changes to our exposures to those market risks since December 31, 2006. In addition, for a detailed discussion of our derivatives, see Note 20, Derivative Instruments, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

See the discussion of our risk factors in the Risk Factors section of our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2007 was as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

January 1 — January 31, 2007	17,970	$26.81	—	—
February 1 — February 28, 2007	166,894	26.57	—	—
March 1 — March 31, 2007	38,818	24.13	—	—

Total	223,682	$26.17

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: May 10, 2007	/s/ JOHN K. DELANEY John K. DelaneyChairman of the Board and Chief Executive Officer(Principal Executive Officer)
Date: May 10, 2007	/s/ THOMAS A. FINK Thomas A. FinkChief Financial Officer(Principal Financial Officer)
Date: May 10, 2007	/s/ DAVID C. BJARNASON David C. BjarnasonChief Accounting Officer(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No		Description

3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated May 3, 2006).
3.2		Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.1		Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
10	.12*	CapitalSource Inc. Third Amended and Restated Equity Incentive Plan, as amended, dated as of March 8, 2007 (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated March 13, 2007).
10	.23.1	Amended Call Option Transaction Confirmation, dated as of April 4, 2007, between CapitalSource Inc. and JPMorgan Chase Bank.†
10	.23.2	Amended Warrant Transaction Confirmation, dated as of April 4, 2007, between CapitalSource Inc. and JPMorgan Chase Bank.†
10	.23.3	Call Option Transaction Confirmation, dated as of April 4, 2007, between CapitalSource Inc. and JPMorgan Chase Bank.†
10	.36.2*	Amendment No. 2 to Employment Agreement, dated as of February 1, 2007, between CapitalSource Inc. and Dean C. Graham (incorporated by reference to the same numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.69*	Consulting Agreement, dated as of January 2, 2007, between CapitalSource Inc. and Jason M. Fish (incorporated by reference to the same numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.70*	Form of Restricted Unit Agreement (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated March 13, 2007).
12.1		Ratio of Earnings to Fixed Charges.†
31.1		Rule 13a — 14(a) Certification of Chairman and Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 Certifications.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.