Form 10-Q
period 2007-06-30
CAPITALSOURCE INC
filed 2007-08-08
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission File No. 1-31753

CapitalSource Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	35-2206895 (I.R.S. Employer Identification No.)

4445 Willard Avenue, 12th Floor
Chevy Chase, MD 20815
(Address of Principal Executive Offices, Including Zip Code)

(800) 370-9431
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 1, 2007, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 192,759,295.

CapitalSource Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$271,492	$396,151
Restricted cash	221,650	240,904
Mortgage-related receivables, net	2,162,715	2,295,922
Mortgage-backed securities pledged, trading	4,290,965	3,502,753
Receivables under reverse-repurchase agreements	26,237	51,892
Loans held for sale	154,229	26,521
Loans:
Loans	8,761,127	7,771,785
Less deferred loan fees and discounts	(128,785)	(130,392)
Less allowance for loan losses	(127,547)	(120,575)

Loans, net	8,504,795	7,520,818
Direct real estate investments, net	1,032,838	722,303
Investments	197,543	184,333
Other assets	299,226	268,977

Total assets	$17,161,690	$15,210,574

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$4,217,086	$3,510,768
Credit facilities	3,671,041	2,538,840
Term debt	5,652,228	5,809,685
Other borrowings	1,082,176	1,001,393
Other liabilities	214,806	200,498

Total liabilities	14,837,337	13,061,184
Noncontrolling interests	44,871	56,350
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 191,877,813 and 182,752,290 shares issued, respectively; 191,877,813 and 181,452,290 shares outstanding, respectively)	1,918	1,815
Additional paid-in capital	2,361,158	2,139,421
Accumulated deficit	(85,978)	(20,735)
Accumulated other comprehensive income, net	2,384	2,465
Treasury stock, at cost	—	(29,926)

Total shareholders’ equity	2,279,482	2,093,040

Total liabilities, noncontrolling interests and shareholders’ equity	$17,161,690	$15,210,574

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
	($ in thousands, except per share data)

Net investment income:
Interest income	$311,184	$256,037	$600,738	$451,535
Fee income	45,056	36,603	95,083	78,145

Total interest and fee income	356,240	292,640	695,821	529,680
Operating lease income	22,118	6,694	42,406	11,319

Total investment income	378,358	299,334	738,227	540,999
Interest expense	200,291	153,918	386,940	251,700

Net investment income	178,067	145,416	351,287	289,299
Provision for loan losses	17,410	11,471	32,336	26,184

Net investment income after provision for loan losses	160,657	133,945	318,951	263,115
Operating expenses:
Compensation and benefits	38,615	34,130	78,629	67,450
Other administrative expenses	27,828	19,561	53,136	36,860

Total operating expenses	66,443	53,691	131,765	104,310
Other income (expense):
Diligence deposits forfeited	1,813	1,103	2,675	3,370
Gain (loss) on investments, net	17,002	(1,489)	23,165	(1,740)
Gain on derivatives	3,153	6,124	898	6,650
(Loss) gain on residential mortgage investment portfolio	(13,846)	4,035	(19,544)	(2,071)
Other income, net of expenses	12,957	1,523	19,934	5,431

Total other income	21,079	11,296	27,128	11,640
Noncontrolling interests expense	1,272	1,230	2,602	2,091

Net income before income taxes and cumulative effect of accounting change	114,021	90,320	211,712	168,354
Income taxes	29,693	17,531	48,694	30,641

Net income before cumulative effect of accounting change	84,328	72,789	163,018	137,713
Cumulative effect of accounting change, net of taxes	—	—	—	370

Net income	$84,328	$72,789	$163,018	$138,083

Net income per share:
Basic	$0.45	$0.43	$0.89	$0.87
Diluted	$0.45	$0.43	$0.88	$0.85
Average shares outstanding:
Basic	185,371,033	168,866,621	182,274,147	159,309,225
Diluted	187,428,430	170,569,836	184,512,451	162,515,548
Dividends declared per share	$0.60	$0.49	$1.18	$0.98

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

				Accumulated
		Additional		Other	Treasury	Total
	Common	Paid-In	Accumulated	Comprehensive	Stock,	Shareholders’
	Stock	Capital	Deficit	Income, Net	at Cost	Equity
	(Unaudited)
	($ in thousands)

Total shareholders’ equity as of December 31, 2006	$1,815	$2,139,421	$(20,735)	$2,465	$(29,926)	$2,093,040
Net income	—	—	163,018	—	—	163,018
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	(81)	—	(81)

Total comprehensive income						162,937
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—
Cumulative effect of adoption of FIN 48	—	—	(5,702)	—	—	(5,702)
Dividends paid	—	4,745	(222,559)	—	—	(217,814)
Issuance of common stock, net	94	197,721	—	—	29,926	227,741
Stock option expense	—	3,909	—	—	—	3,909
Exercise of options	2	4,449	—	—	—	4,451
Restricted stock activity	7	7,263	—	—	—	7,270
Tax benefit on exercise of options	—	1,005	—	—	—	1,005
Tax benefit on vesting of restricted stock grants	—	2,645	—	—	—	2,645

Total shareholders’ equity as of June 30, 2007	$1,918	$2,361,158	$(85,978)	$2,384	$—	$2,279,482

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$163,018	$138,083
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	3,909	4,409
Restricted stock expense	16,662	11,944
Loss on extinguishment of debt	—	2,582
Non-cash prepayment fee	—	(8,353)
Cumulative effect of accounting change, net of taxes	—	(370)
Amortization of deferred loan fees and discounts	(49,772)	(43,143)
Paid-in-kind interest on loans	(12,031)	(3,202)
Provision for loan losses	32,336	26,184
Amortization of deferred financing fees and discounts	17,418	17,763
Depreciation and amortization	16,831	5,719
Benefit for deferred income taxes	(3,918)	(5,684)
Non-cash loss on investments, net	1,216	5,106
Non-cash gain on property and equipment disposals	(1,408)	—
Unrealized gain on derivatives and foreign currencies, net	(958)	(6,650)
Unrealized loss on residential mortgage investment portfolio, net	29,950	16,513
Net increase in mortgage-backed securities pledged, trading	(812,546)	(7,112)
Amortization of discount on residential mortgage investments	(17,318)	(7,798)
Increase in loans held for sale, net	(162,524)	(24,843)
Increase in other assets	(13,384)	(30,458)
(Decrease) increase in other liabilities	(16,688)	3,547

Cash (used in) provided by operating activities	(809,207)	94,237
Investing activities:
Decrease in restricted cash	19,254	60,397
Decrease (increase) in mortgage-related receivables, net	139,241	(2,442,119)
Decrease (increase) in receivables under reverse-repurchase agreements, net	25,655	(62,389)
Increase in loans, net	(926,074)	(1,168,978)
Acquisition of real estate, net of cash acquired	(246,060)	(37,199)
Acquisition of investments, net	(23,550)	(14,612)
Acquisition of property and equipment, net	(3,559)	(1,487)

Cash used in investing activities	(1,015,093)	(3,666,387)
Financing activities:
Payment of deferred financing fees	(11,387)	(25,562)
Borrowings under repurchase agreements, net	706,318	31,323
Borrowings on credit facilities, net	1,132,201	955,705
Borrowings of term debt	778,000	3,165,124
Repayments of term debt	(985,312)	(845,333)
Borrowings of subordinated debt	75,630	50,000
Proceeds from issuance of common stock, net of offering costs	216,208	440,097
Proceeds from exercise of options	4,453	3,327
Tax benefits on share-based payments	3,650	2,256
Payment of dividends	(220,120)	(226,628)

Cash provided by financing activities	1,699,641	3,550,309

Decrease in cash and cash equivalents	(124,659)	(21,841)
Cash and cash equivalents as of beginning of period	396,151	323,896

Cash and cash equivalents as of end of period	$271,492	$302,055

Noncash transactions from investing and financing activities:
Issuance of common stock in connection with dividends and real estate acquisition	$—	$309,736
Conversion of noncontrolling interests into common stock	11,533	—
Acquisition of real estate	(78,627)	—
Assumption of term debt	44,627	—
Assumption of intangible lease liability	(28,554)	—

See accompanying notes.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

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

In addition to providing and investing in the products described above, we also provide asset management and loan servicing services to third parties. These services include servicing our originated assets that are held in whole or in part by third parties and managing a collateralized loan obligation vehicle established in 2006. We receive various types of fees in exchange for providing these services.

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS No. 156”), which amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities using either an amortization- or fair value-based method. SFAS No. 156 also requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and liabilities. We adopted SFAS No. 156 on January 1, 2007, and it did not have a material effect on our consolidated financial statements. We subsequently measure recognized servicing assets and servicing liabilities by amortizing such amounts in proportion to and over the period of estimated net servicing income or loss, while periodically assessing servicing assets for impairment and servicing liabilities for increased obligation.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. As a result of our adoption of FIN 48 on January 1, 2007, we recognized an approximate $5.7 million increase in the liability for unrecognized tax benefits. This increase was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. See Note 12, Income Taxes, for further discussion of our income taxes and our adoption of FIN 48.

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits all entities to choose to measure eligible financial assets and liabilities at fair value. For those financial assets and liabilities for which the fair value option has been elected, any unrealized gains and losses are to be reported in earnings. The fair value option may be applied on an instrument by instrument basis, and once elected, the option is irrevocable. The effective date for SFAS No. 159 is the beginning of the first fiscal year beginning after November 15, 2007. We have not completed our assessment of the impact of the adoption of SFAS No. 159 on our consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07 — 1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). SOP 07-1 addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The effective date for SOP 07-1 is the beginning of the first fiscal year beginning on or after December 15, 2007, with early application encouraged. We plan to adopt SOP 07-1 on January 1, 2008. We have not completed our assessment of the impact of the adoption of SOP 07-1 on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”), which requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options to be recognized as an increase in additional paid-in capital and to be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The effective date for EITF 06-11 is the beginning of the first fiscal year beginning after September 15, 2007. We plan to adopt EITF 06-11 on January 1, 2008. We have not completed our assessment of the impact of the adoption of EITF 06-11 on our consolidated financial statements.

Note 4.	Mortgage-Related Receivables and Related Owners Trust Securitizations

We own beneficial interests in special purpose entities (“SPEs”) that acquired and securitized pools of adjustable rate, prime residential mortgage loans. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003),
Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, we determined that we were the primary beneficiary of the SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. In so doing, we also determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of these receivables, on our accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006. Recourse is limited to our purchased beneficial interests in the respective securitization trusts.

Recognized mortgage-related receivables are, in economic substance, mortgage loans. Such mortgage loans are all prime, hybrid adjustable rate loans. At acquisition by us, mortgage loans that back mortgage-related receivables had a weighted average loan-to-value ratio of 73% and a weighted average Fair Isaac & Co. (“FICO”) score of 737.

As of June 30, 2007 and December 31, 2006, the carrying amount of our residential mortgage-related receivables, including accrued interest and the unamortized balance of purchase discounts, was $2.2 billion and $2.3 billion, respectively. As of June 30, 2007 and December 31, 2006, the weighted average interest rate on such receivables was 5.37% and 5.38%, respectively, and the weighted average contractual maturity was approximately 28.3 years and

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.7 years, respectively. As of June 30, 2007, approximately 95% of recognized mortgage-related receivables were financed with permanent term debt that was recognized by us through the consolidation of the referenced SPEs.

The allowance for loan losses related to our mortgage-related receivables was $0.4 million as of June 30, 2007, and December 31, 2006, and was recorded in the accompanying consolidated balance sheets as a reduction to the carrying value of mortgage-related receivables.

Note 5.	Residential Mortgage-Backed Securities and Certain Derivative Instruments

We invest in residential mortgage-backed securities (“RMBS”), which are securities collateralized by residential mortgage loans. These securities include mortgage-backed securities whose payments of principal and interest are guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency MBS”). We also invest in RMBS issued by non-government-sponsored entities that are credit-enhanced through the use of subordination or in other ways that are inherent in a corresponding securitization transaction (hereinafter, “Non-Agency MBS”). Substantially all of our Agency MBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying consolidated balance sheets. For additional information about our available-for-sale investments, see Note 7, Investments.

As of June 30, 2007 and December 31, 2006, we owned $4.3 billion and $3.5 billion, respectively, in Agency MBS that were pledged as collateral for repurchase agreements used to finance the purchase of these investments. As of June 30, 2007 and December 31, 2006, our portfolio of Agency MBS comprised one-year adjustable-rate securities and hybrid adjustable-rate securities with varying fixed period terms issued and guaranteed by Fannie Mae or Freddie Mac. The weighted average net coupon of Agency MBS in our portfolio was 5.06% and 4.89% as of June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007 and December 31, 2006, the fair value of Agency MBS in our portfolio was $4.3 billion and $3.5 billion, respectively. For the three and six months ended June 30, 2007, we recognized $34.1 million and $24.3 million of unrealized losses, respectively, related to these investments as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income. For the three and six months ended June 30, 2006, we recognized $18.0 million and $38.6 million of unrealized losses, respectively. During the six months ended June 30, 2006, we recognized a net unrealized loss of $10.8 million in gain (loss) on residential mortgage investment portfolio related to period changes in the fair value of our forward commitments to purchase Agency MBS.

We use various derivative instruments to hedge the market risk associated with the mortgage investments in our portfolio with the risk management objective to maintain a zero duration position. We account for these derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust these instruments to fair value through income as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income. We recognized net realized and unrealized gains of $26.7 million and $18.1 million during the three and six months ended June 30, 2007, respectively, and of $22.0 million and $47.3 million during the three and six months ended June 30, 2006, respectively, related to these derivative instruments. These amounts include interest-related accruals that we recognize in connection with the periodic settlement of these instruments.

Note 6.	Commercial Loans and Credit Quality

As of June 30, 2007 and December 31, 2006, our total commercial loan portfolio had an outstanding balance of $8.9 billion and $7.9 billion, respectively. Included in these amounts were loans held for sale with outstanding balances of $154.2 million and $26.5 million as of June 30, 2007 and December 31, 2006, respectively, and receivables under reverse-repurchase agreements with outstanding balances of $26.2 million and $51.9 million as of

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2007 and December 31, 2006, respectively. Our loans held for sale were recorded at the lower of cost or fair value on the accompanying consolidated balance sheets.

Credit Quality

As of June 30, 2007 and December 31, 2006, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	June 30,	December 31,
Commercial Loan Asset Classification	2007	2006
	($ in thousands)

Loans 60 or more days contractually delinquent	$97,040	$88,067
Non-accrual loans(1)	176,088	183,483
Impaired loans(2)	349,486	281,377
Less: loans in multiple categories	(251,753)	(230,469)

Total	$370,861	$322,458

Total as a percentage of total loans	4.15%	4.11%

(1)	Includes commercial loans with an aggregate principal balance of $31.0 million and $47.0 million as of June 30, 2007 and December 31, 2006, respectively, which were also classified as loans 60 or more days contractually delinquent. Includes non-performing loans classified as held for sale that have an aggregate principal balance of $3.0 million as of June 30, 2007. There were no non-performing loans classified as held for sale as of December 31, 2006.

(2)	Includes commercial loans with an aggregate principal balance of $78.7 million and $47.0 million as of June 30, 2007 and December 31, 2006, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $173.1 million and $183.5 million as of June 30, 2007 and December 31, 2006, respectively, which were also placed on non-accrual status. The carrying values of impaired commercial loans were $343.4 million and $275.3 million as of June 30, 2007 and December 31, 2006, respectively.

Reflective of principles established in SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. Impaired loans include loans for which we expect to have a credit loss, as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. As of June 30, 2007 and December 31, 2006, we had $80.4 million and $95.7 million of impaired commercial loans, respectively, with allocated reserves of $33.3 million and $37.8 million, respectively. As of June 30, 2007 and December 31, 2006, we

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had $269.1 million and $185.7 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we will ultimately collect all principal and interest amounts due.

The average balance of impaired commercial loans during the three and six months ended June 30, 2007 was $303.4 million and $292.2 million, respectively, and was $212.8 million and $212.6 million, respectively, during the three and six months ended June 30, 2006. The total amount of interest income that was recognized on impaired commercial loans during the three and six months ended June 30, 2007 was $4.0 million and $7.1 million, respectively, and was $2.5 million and $4.8 million, respectively, during the three and six months ended June 30, 2006. The amount of cash basis interest income that was recognized on impaired commercial loans during the three and six months ended June 30, 2007 was $3.6 million and $6.2 million, respectively, and was $2.6 million and $3.9 million, respectively, during the three and six months ended June 30, 2006. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been higher than reported by $6.6 million and $14.1 million for the three and six months ended June 30, 2007, respectively, and $5.3 million and $10.3 million, respectively, for the three and six months ended June 30, 2006.

During the three and six months ended June 30, 2007, we classified commercial loans with an aggregate carrying value of $47.5 million and $69.9 million, respectively, as of June 30, 2007 as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of June 30, 2007, commercial loans with an aggregate carrying value of $160.7 million were classified as troubled debt restructurings. Additionally, under SFAS No. 114, loans classified as troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans classified as troubled debt restructurings was $12.3 million as of June 30, 2007. For the year ended December 31, 2006, commercial loans with an aggregate carrying value of $194.7 million as of December 31, 2006 were classified as troubled debt restructurings. The allocated reserve for commercial loans classified as troubled debt restructurings was $31.5 million as of December 31, 2006.

Activity in the allowance for loan losses related to our Commercial Lending & Investment segment for the six months ended June 30, 2007 and 2006 was as follows:

	Six Months Ended June 30,
	2007	2006
	($ in thousands)

Balance as of beginning of period	$120,575	$87,370
Provision for loan losses	32,336	25,883
Charge offs, net	(23,692)	(12,478)
Transfers to held for sale	(1,672)	—

Balance as of end of period	$127,547	$100,775

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Investments

Investments as of June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006
	($ in thousands)

Investments carried at cost	$82,855	$71,386
Investments carried at fair value:
Investments available-for-sale	42,705	61,904
Warrants	8,015	6,908
Investments accounted for under the equity method	63,968	44,135

Total	$197,543	$184,333

During the three and six months ended June 30, 2007, we sold investments for $19.0 million and $26.6 million, respectively, recognizing net pretax gains of $17.2 million and $22.8 million, respectively. During the three and six months ended June 30, 2006, we sold investments for $4.5 million and $41.9 million respectively, recognizing net pretax gains of $1.7 million and $2.0 million, respectively. During the three and six months ended June 30, 2007, we also recorded other-than-temporary impairments of $6.4 million and $13.4 million as a charge to earnings relating to our Non-Agency MBS in accordance with FASB Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets. There were no other-than-temporary impairments recorded during the three and six months ended June 30, 2006.

Note 8.	Guarantor Information

The following represents the unaudited supplemental consolidating condensed financial information of CapitalSource Inc., which, as discussed in Note 10, Borrowings, is the issuer of both Senior Debentures and Subordinated Debentures (together, the “Debentures”), and CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of the Debentures, and our subsidiaries that are not guarantors of the Debentures as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006. CapitalSource Finance, a 100% owned indirect subsidiary of CapitalSource Inc., has guaranteed the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
June 30, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Assets
Cash and cash equivalents	$—	$181,879	$34,000	$55,613	$—	$271,492
Restricted cash	—	30,924	93,875	96,851	—	221,650
Mortgage-related receivables, net	—	—	—	2,162,715	—	2,162,715
Mortgage-backed securities pledged, trading	—	—	—	4,290,965	—	4,290,965
Receivables under reverse-repurchase agreements	—	26,237	—	—	—	26,237
Loans held for sale	—	67,911	86,318	—	—	154,229
Loans:
Loans	—	4,176,650	842,756	3,743,693	(1,972)	8,761,127
Less deferred loan fees and discounts	—	(27,860)	(57,660)	(43,265)	—	(128,785)
Less allowance for loan losses	—	—	(104,619)	(22,928)	—	(127,547)

Loans, net	—	4,148,790	680,477	3,677,500	(1,972)	8,504,795
Direct real estate investments, net	—	—	—	1,032,838	—	1,032,838
Investment in subsidiaries	3,248,525	—	837,613	1,215,793	(5,301,931)	—
Intercompany due from (due to)	7,314	—	(8,639)	1,325	—	—
Intercompany note receivable	75,000	—	50,842	—	(125,842)	—
Investments	—	130,954	33,810	32,779	—	197,543
Other assets	28,398	31,711	103,446	196,651	(60,980)	299,226

Total assets	$3,359,237	$4,618,406	$1,911,742	$12,763,030	$(5,490,725)	$17,161,690

Liabilities, noncontrolling interests and shareholders’ equity
Liabilities:
Repurchase agreements	$—	$38,240	$—	$4,178,846	$—	$4,217,086
Credit facilities	476,649	1,326,481	89,935	1,777,976	—	3,671,041
Term debt	—	2,398,532	10,510	3,245,152	(1,966)	5,652,228
Other borrowings	555,000	—	527,176	—	—	1,082,176
Other liabilities	48,106	17,490	68,328	141,868	(60,986)	214,806
Intercompany note payable	—	—	—	125,842	(125,842)	—

Total liabilities	1,079,755	3,780,743	695,949	9,469,684	(188,794)	14,837,337
Noncontrolling interests	—	63	—	44,821	(13)	44,871
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,918	—	—	—	—	1,918
Additional paid-in capital	2,361,158	312,145	271,603	2,798,341	(3,382,089)	2,361,158
(Accumulated deficit) retained earnings	(85,978)	523,847	941,486	447,499	(1,912,832)	(85,978)
Accumulated other comprehensive income, net	2,384	1,608	2,704	2,685	(6,997)	2,384
Treasury stock, at cost	—	—	—	—	—	—

Total shareholders’ equity	2,279,482	837,600	1,215,793	3,248,525	(5,301,918)	2,279,482

Total liabilities, noncontrolling interests and shareholders’ equity	$3,359,237	$4,618,406	$1,911,742	$12,763,030	$(5,490,725)	$17,161,690

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2006

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$157	$238,224	$46,723	$111,047	$—	$396,151
Restricted cash	—	55,631	122,655	62,618	—	240,904
Mortgage-related receivables, net	—	—	—	2,295,922	—	2,295,922
Mortgage-backed securities pledged, trading	—	—	—	3,502,753	—	3,502,753
Receivables under reverse-repurchase agreements	—	51,892	—	—	—	51,892
Loans held for sale	—	26,521	—	—	—	26,521
Loans:
Loans	52	4,050,786	762,653	2,968,938	(10,644)	7,771,785
Less deferred loan fees and discounts	—	(33,348)	(58,203)	(38,841)	—	(130,392)
Less allowance for loan losses	—	—	(101,938)	(18,637)	—	(120,575)

Loans, net	52	4,017,438	602,512	2,911,460	(10,644)	7,520,818
Direct real estate investments, net	—	—	—	722,303	—	722,303
Investment in subsidiaries	3,030,807	—	926,709	1,133,651	(5,091,167)	—
Intercompany (due to) due from	(98,737)	—	(138,447)	237,184	—	—
Intercompany note receivable	75,000	2,137	11,194	—	(88,331)	—
Investments	—	118,380	31,710	34,243	—	184,333
Other assets	20,770	25,741	61,024	187,088	(25,646)	268,977

Total assets	$3,028,049	$4,535,964	$1,664,080	$11,198,269	$(5,215,788)	$15,210,574

Liabilities, noncontrolling interests and shareholders’ equity
Liabilities:
Repurchase agreements	$—	$63,260	$—	$3,447,508	$—	$3,510,768
Credit facilities	355,685	998,972	—	1,184,183	—	2,538,840
Term debt	—	2,504,472	10,729	3,295,558	(1,074)	5,809,685
Other borrowings	555,000	—	446,393	—	—	1,001,393
Other liabilities	24,324	29,220	73,307	108,863	(35,216)	200,498
Intercompany note payable	—	13,331	—	75,000	(88,331)	—

Total liabilities	935,009	3,609,255	530,429	8,111,112	(124,621)	13,061,184
Noncontrolling interests	—	8	—	56,350	(8)	56,350
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,815	—	—	—	—	1,815
Additional paid-in capital	2,139,421	564,687	272,828	2,777,426	(3,614,941)	2,139,421
(Accumulated deficit) retained earnings	(20,735)	359,678	857,927	250,613	(1,468,218)	(20,735)
Accumulated other comprehensive income, net	2,465	2,336	2,896	2,768	(8,000)	2,465
Treasury stock, at cost	(29,926)	—	—	—	—	(29,926)

Total shareholders’ equity	2,093,040	926,701	1,133,651	3,030,807	(5,091,159)	2,093,040

Total liabilities, noncontrolling interests and shareholders’ equity	$3,028,049	$4,535,964	$1,664,080	$11,198,269	$(5,215,788)	$15,210,574

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended June 30, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$1,622	$119,149	$25,505	$167,652	$(2,744)	$311,184
Fee income	—	19,683	14,793	10,580	—	45,056

Total interest and fee income	1,622	138,832	40,298	178,232	(2,744)	356,240
Operating lease income	—	—	—	22,118	—	22,118

Total investment income	1,622	138,832	40,298	200,350	(2,744)	378,358
Interest expense	10,140	60,718	8,388	123,789	(2,744)	200,291

Net investment (loss) income	(8,518)	78,114	31,910	76,561	—	178,067
Provision for loan losses	—	—	15,744	1,666	—	17,410

Net investment (loss) income after provision for loan losses	(8,518)	78,114	16,166	74,895	—	160,657
Operating expenses:
Compensation and benefits	221	5,434	32,960	—	—	38,615
Other administrative expenses	15,448	2,153	15,077	9,077	(13,927)	27,828

Total operating expenses	15,669	7,587	48,037	9,077	(13,927)	66,443
Other income (expense):
Diligence deposits forfeited	—	—	1,813	—	—	1,813
Gain on investments, net	—	13,534	3,468	—	—	17,002
Gain (loss) on derivatives	—	243	(1,902)	4,812	—	3,153
Loss on residential mortgage investment portfolio	—	—	—	(13,846)	—	(13,846)
Other income, net of expenses	—	6,274	20,808	(198)	(13,927)	12,957
Earnings in subsidiaries	108,515	—	88,756	82,822	(280,093)	—
Intercompany	—	(1,750)	1,750	—	—	—

Total other income	108,515	18,301	114,693	73,590	(294,020)	21,079
Noncontrolling interests expense	—	74	—	1,200	(2)	1,272

Net income before income taxes	84,328	88,754	82,822	138,208	(280,091)	114,021
Income taxes	—	—	—	29,693	—	29,693

Net income	$84,328	$88,754	$82,822	$108,515	$(280,091)	$84,328

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended June 30, 2006

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$—	$116,621	$15,604	$124,299	$(487)	$256,037
Fee income	—	47,791	(22,505)	11,317	—	36,603

Total interest and fee income	—	164,412	(6,901)	135,616	(487)	292,640
Operating lease income	—	—	—	6,694	—	6,694

Total investment income	—	164,412	(6,901)	142,310	(487)	299,334
Interest expense	7,647	52,041	7,006	87,711	(487)	153,918

Net investment (loss) income	(7,647)	112,371	(13,907)	54,599	—	145,416
Provision for loan losses	—	—	7,432	4,039	—	11,471

Net investment (loss) income after provision for loan losses	(7,647)	112,371	(21,339)	50,560	—	133,945
Operating expenses:
Compensation and benefits	—	1,375	32,755	—	—	34,130
Other administrative expenses	3,745	689	14,736	3,978	(3,587)	19,561

Total operating expenses	3,745	2,064	47,491	3,978	(3,587)	53,691
Other income (expense):
Diligence deposits forfeited	—	—	1,103	—	—	1,103
Loss on investments, net	—	—	(1,489)	—	—	(1,489)
Gain on derivatives	—	624	1,123	4,377	—	6,124
Gain on residential mortgage investment portfolio	—	—	—	4,035	—	4,035
Other income, net of expenses	76	89	4,945	—	(3,587)	1,523
Earnings in subsidiaries	84,105	—	105,319	47,872	(237,296)	—
Intercompany	—	(5,701)	5,701	—	—	—

Total other income (expense)	84,181	(4,988)	116,702	56,284	(240,883)	11,296
Noncontrolling interests expense	—	—	—	1,230	—	1,230

Net income before income taxes	72,789	105,319	47,872	101,636	(237,296)	90,320
Income taxes	—	—	—	17,531	—	17,531

Net income	$72,789	$105,319	$47,872	$84,105	$(237,296)	$72,789

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Six Months Ended June 30, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$9,072	$232,187	$49,394	$320,567	$(10,482)	$600,738
Fee income	—	42,432	33,632	19,019	—	95,083

Total interest and fee income	9,072	274,619	83,026	339,586	(10,482)	695,821
Operating lease income	—	—	—	42,406	—	42,406

Total investment income	9,072	274,619	83,026	381,992	(10,482)	738,227
Interest expense	20,406	115,406	23,050	238,560	(10,482)	386,940

Net investment (loss) income	(11,334)	159,213	59,976	143,432	—	351,287
Provision for loan losses	—	—	28,045	4,291	—	32,336

Net investment (loss) income after provision for loan losses	(11,334)	159,213	31,931	139,141	—	318,951
Operating expenses:
Compensation and benefits	858	10,767	67,004	—	—	78,629
Other administrative expenses	27,379	3,110	30,306	17,581	(25,240)	53,136

Total operating expenses	28,237	13,877	97,310	17,581	(25,240)	131,765
Other income (expense):
Diligence deposits forfeited	—	—	2,675	—	—	2,675
Gain on investments, net	—	19,629	3,536	—	—	23,165
(Loss) gain on derivatives	—	(35)	(3,817)	4,750	—	898
Loss on residential mortgage investment portfolio	—	—	—	(19,544)	—	(19,544)
Other income, net of expenses	—	8,572	36,800	(198)	(25,240)	19,934
Earnings in subsidiaries	202,589	—	170,274	147,268	(520,131)	—
Intercompany	—	(3,179)	3,179	—	—	—

Total other income	202,589	24,987	212,647	132,276	(545,371)	27,128
Noncontrolling interests expense	—	54	—	2,553	(5)	2,602

Net income before income taxes	163,018	170,269	147,268	251,283	(520,126)	211,712
Income taxes	—	—	—	48,694	—	48,694

Net income	$163,018	$170,269	$147,268	$202,589	$(520,126)	$163,018

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Six Months Ended June 30, 2006

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$549	$231,809	$31,923	$189,115	$(1,861)	$451,535
Fee income	—	76,731	(24,016)	25,430	—	78,145

Total interest and fee income	549	308,540	7,907	214,545	(1,861)	529,680
Operating lease income	—	—	—	11,319	—	11,319

Total investment income	549	308,540	7,907	225,864	(1,861)	540,999
Interest expense	12,953	105,456	12,533	122,619	(1,861)	251,700

Net investment (loss) income	(12,404)	203,084	(4,626)	103,245	—	289,299
Provision for loan losses	—	—	17,753	8,431	—	26,184

Net investment (loss) income after provision for loan losses	(12,404)	203,084	(22,379)	94,814	—	263,115
Operating expenses:
Compensation and benefits	—	2,306	65,144	—	—	67,450
Other administrative expenses	7,339	1,237	28,350	7,053	(7,119)	36,860

Total operating expenses	7,339	3,543	93,494	7,053	(7,119)	104,310
Other income (expense):
Diligence deposits forfeited	—	—	3,370	—	—	3,370
Loss on investments, net	—	—	(1,740)	—	—	(1,740)
Gain on derivatives	—	1,035	1,238	4,377	—	6,650
Loss on residential mortgage investment portfolio	—	—	—	(2,071)	—	(2,071)
Other income, net of expenses	76	318	14,738	(2,582)	(7,119)	5,431
Earnings in subsidiaries	157,750	—	187,564	102,997	(448,311)	—
Intercompany	—	(13,330)	13,330	—	—	—

Total other income (expense)	157,826	(11,977)	218,500	102,721	(455,430)	11,640
Noncontrolling interests expense	—	—	—	2,091	—	2,091

Net income before income taxes and cumulative effect of accounting change	138,083	187,564	102,627	188,391	(448,311)	168,354
Income taxes	—	—	—	30,641	—	30,641

Net income before cumulative effect of accounting change	138,083	187,564	102,627	157,750	(448,311)	137,713
Cumulative effect of accounting change, net of taxes	—	—	370	—	—	370

Net income	$138,083	$187,564	$102,997	$157,750	$(448,311)	$138,083

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$163,018	$170,269	$147,268	$202,589	$(520,126)	$163,018
Adjustments to reconcile net income to net cash used in operating activities:
Stock option expense	—	234	3,675	—	—	3,909
Restricted stock expense	—	2,245	14,417	—	—	16,662
Amortization of deferred loan fees and discounts	—	(13,326)	(22,381)	(14,065)	—	(49,772)
Paid-in-kind interest on loans	—	(1,467)	(8,401)	(2,163)	—	(12,031)
Provision for loan losses	—	—	28,046	4,290	—	32,336
Amortization of deferred financing fees and discounts	1,724	7,421	224	8,049	—	17,418
Depreciation and amortization	—	148	1,577	15,106	—	16,831
Benefit for deferred income taxes	—	—	—	(3,918)	—	(3,918)
Non-cash loss on investments, net	—	1,182	34	—	—	1,216
Non-cash (gain) loss on property and equipment disposals	—	(1,442)	34	—	—	(1,408)
Unrealized loss (gain) on derivatives and foreign currencies, net	—	(230)	3,600	(4,328)	—	(958)
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	29,950	—	29,950
Net increase in mortgage-backed securities pledged, trading	—	—	—	(812,546)	—	(812,546)
Amortization of discount on residential mortgage investments	—	—	—	(17,318)	—	(17,318)
Increase in loans held for sale, net	—	(75,253)	(87,271)	—	—	(162,524)
Decrease (increase) in intercompany note receivable	—	2,137	(39,648)	—	37,511	—
(Increase) decrease in other assets	(9,294)	(2,587)	(42,131)	5,294	35,334	(13,384)
Increase (decrease) in other liabilities	24,149	(12,097)	(5,008)	2,038	(25,770)	(16,688)
Net transfers with subsidiaries	(303,559)	(262,239)	(115,430)	161,102	520,126	—

Cash used in operating activities	(123,962)	(185,005)	(121,395)	(425,920)	47,075	(809,207)
Investing activities:
Decrease (increase) in restricted cash	—	24,707	28,780	(34,233)	—	19,254
Decrease in mortgage-related receivables, net	—	—	—	139,241	—	139,241
Decrease in receivables under reverse-repurchase agreements, net	—	25,655	—	—	—	25,655
Increase in loans, net	52	(83,280)	(80,072)	(754,102)	(8,672)	(926,074)
Acquisition of real estate, net of cash acquired	—	—	—	(246,060)	—	(246,060)
(Acquisition) disposal of investments, net	—	(12,703)	357	(11,204)	—	(23,550)
Disposal (acquisition) of property and equipment, net	—	126	(3,685)	—	—	(3,559)

Cash used in investing activities	52	(45,495)	(54,620)	(906,358)	(8,672)	(1,015,093)
Financing activities:
Payment of deferred financing fees	(58)	(8,992)	(2,066)	(271)	—	(11,387)
(Decrease) increase in intercompany note payable	—	(13,331)	—	50,842	(37,511)	—
(Repayments of) borrowings under repurchase agreements, net	—	(25,020)	—	731,338	—	706,318
Borrowings on credit facilities, net	120,964	327,509	89,935	593,793	—	1,132,201
Borrowings of term debt	—	738,892	—	40,000	(892)	778,000
Repayments of term debt	—	(844,903)	(207)	(140,202)	—	(985,312)
Borrowings of subordinated debt	—	—	75,630	—	—	75,630
Proceeds from issuance of common stock, net of offering costs	216,208	—	—	—	—	216,208
Proceeds from exercise of options	4,453	—	—	—	—	4,453
Tax benefits on share based payments	—	—	—	3,650	—	3,650
Payment of dividends	(217,814)	—	—	(2,306)	—	(220,120)

Cash provided by financing activities	123,753	174,155	163,292	1,276,844	(38,403)	1,699,641

Decrease in cash and cash equivalents	(157)	(56,345)	(12,723)	(55,434)	—	(124,659)
Cash and cash equivalents as of beginning of period	157	238,224	46,723	111,047	—	396,151

Cash and cash equivalents as of end of period	$—	$181,879	$34,000	$55,613	$—	$271,492

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$138,083	$187,564	$102,997	$157,750	$(448,311)	$138,083
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	4,409	—	—	—	—	4,409
Restricted stock expense	—	—	11,944	—	—	11,944
Loss on extinguishment of debt	—	—	—	2,582	—	2,582
Non-cash prepayment fee	—	—	(8,353)	—	—	(8,353)
Cumulative effect of accounting change, net of taxes	—	—	(370)	—	—	(370)
Amortization of deferred loan fees and discounts	—	(24,462)	15,202	(33,883)	—	(43,143)
Paid-in-kind interest on loans	—	5,158	(4,804)	(3,556)	—	(3,202)
Provision for loan losses	—	—	17,753	8,431	—	26,184
Amortization of deferred financing fees and discounts	1,431	12,079	262	3,991	—	17,763
Depreciation and amortization	—	4	1,452	4,263	—	5,719
Benefit for deferred income taxes	—	—	—	(5,684)	—	(5,684)
Non-cash loss on investments, net	—	—	5,106	—	—	5,106
Gain on derivatives, net	—	(1,035)	(1,238)	(4,377)	—	(6,650)
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	16,513	—	16,513
Net increase in mortgage-backed securities pledged, trading	—	—	—	(7,112)	—	(7,112)
Amortization of discount on residential mortgage investments	—	—	—	(7,798)	—	(7,798)
(Increase) decrease in loans held-for-sale, net	—	(51,056)	26,213	—	—	(24,843)
Decrease in intercompany note receivable	—	4,894	22,885	—	(27,779)	—
Decrease (increase) in other assets	20,104	242	(2,630)	(56,192)	8,018	(30,458)
Increase (decrease) in other liabilities	11,835	(3,042)	(1,821)	5,559	(8,984)	3,547
Net transfers with subsidiaries	(863,138)	(33,035)	(68,876)	516,738	448,311	—

Cash (used in) provided by operating activities	(687,276)	97,311	115,722	597,225	(28,745)	94,237
Investing activities:
(Increase) decrease in restricted cash	—	(5,358)	78,499	(12,744)	—	60,397
Increase in mortgage-related receivables, net	—	—	—	(2,442,119)	—	(2,442,119)
Increase in receivables under reverse-repurchase agreements, net	—	(62,389)	—	—	—	(62,389)
Decrease (increase) in loans, net	—	362,559	(315,343)	(1,217,160)	966	(1,168,978)
Acquisition of real estate, net of cash acquired	—	—	—	(37,199)	—	(37,199)
Disposal (acquisition) of investments, net	33,484	(19,400)	(10,751)	(17,945)	—	(14,612)
Acquisition of property and equipment, net	—	(29)	(1,458)	—	—	(1,487)

Cash provided by (used in) investing activities	33,484	275,383	(249,053)	(3,727,167)	966	(3,666,387)
Financing activities:
Payment of deferred financing fees	(2,909)	(8,360)	(910)	(13,383)	—	(25,562)
Decrease in intercompany note payable	(20,327)	(7,452)	—		27,779	—
Borrowings under (repayment of) repurchase agreements, net	—	65,495	—	(34,172)	—	31,323
Borrowings on (repayments of) credit facilities, net	460,000	(352,295)	—	848,000	—	955,705
Borrowings of term debt	—	715,763	1,491	2,447,870	—	3,165,124
Repayments of term debt	—	(782,158)	(49)	(63,126)	—	(845,333)
Borrowings of subordinated debt	—	—	50,000	—	—	50,000
Proceeds from issuance of common stock, net of offering costs	440,097	—	—	—	—	440,097
Proceeds from exercise of options	3,327	—	—	—	—	3,327
Tax benefits on share-based payments	—	—	—	2,256	—	2,256
Payment of dividends	(226,628)	—	—	—	—	(226,628)

Cash provided by (used in) financing activities	653,560	(369,007)	50,532	3,187,445	27,779	3,550,309

(Decrease) increase in cash and cash equivalents	(232)	3,687	(82,799)	57,503	—	(21,841)
Cash and cash equivalents as of beginning of period	2,038	145,065	156,571	20,222	—	323,896

Cash and cash equivalents as of end of period	$1,806	$148,752	$73,772	$77,725	$—	$302,055

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Direct Real Estate Investments

Our direct real estate investments primarily consist of skilled nursing facilities currently leased to clients through the execution of long-term, triple-net operating leases. During the six months ended June 30 2007, our gross direct real estate investments increased by $324.7 through the acquisition of 58 health care properties. Our direct real estate investments as of June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006
	($ in thousands)

Land	$111,240	$91,543
Buildings	895,932	607,833
Furniture	51,285	34,395
Accumulated depreciation	(25,619)	(11,468)

Total	$1,032,838	$722,303

Depreciation of direct real estate investments totaled $7.4 million and $14.2 million for the three and six months ended June 30, 2007, respectively, and $2.6 million and $4.3 million, respectively, for the three and six months ended June 30, 2006.

Note 10.	Borrowings

For a detailed discussion of our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K. The following changes to our borrowings occurred during the six months ended June 30, 2007:

Repurchase Agreements

We entered into one new master repurchase agreement during the six months ended June 30, 2007. We also borrowed under our existing repurchase agreements with various financial institutions to finance the purchases of RMBS during the six months ended June 30, 2007. As of June 30, 2007 and December 31, 2006, the aggregate amount outstanding under our repurchase agreements used to finance purchases of residential mortgage investments was $4.2 billion and $3.4 billion, respectively. As of June 30, 2007 and December 31, 2006, repurchase agreements that we executed had a weighted average borrowing rate of 5.29% and 5.32%, respectively, and a weighted average remaining maturity of 0.5 months and 0.6 months, respectively. As of June 30, 2007, such repurchase agreements were collateralized by Agency MBS with a fair value of $4.3 billion, including accrued interest, Non-Agency MBS with a fair value of $21.6 million, including accrued interest, and cash deposits of $4.9 million made to cover margin calls. As of December 31, 2006, such repurchase agreements were collateralized by Agency MBS with a fair value of $3.5 billion, including accrued interest, Non-Agency MBS with a fair value of $34.2 million including accrued interest and cash deposits of $32.5 million made to cover margin calls.

Credit Facilities

We utilize both secured and unsecured credit facilities, primarily to fund our commercial loans and for general corporate purposes. Our committed credit facility capacity was $5.3 billion and $5.0 billion as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, total undrawn capacity under our credit facilities was $2.0 billion.

In February 2007, we entered into a CAD$75.0 million unsecured one-year revolving credit facility with the Royal Bank of Canada. We expect to use the funds available under this facility primarily to finance the origination of commercial loan assets. Interest on borrowings under the credit facility is charged at the Canadian Bankers

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acceptance rate plus a margin based on the credit ratings we receive on our public debt. As of June 30, 2007, the interest rate charged under this facility was 5.47%. This facility is scheduled to mature on February 19, 2008.

In March 2007, we amended our $300.0 million secured, revolving credit facility with JPMorgan Chase Bank, N.A. to, among other things, increase certain concentration limits, lower the interest rate that we are charged on Eurocurrency borrowings by 10 basis points to Adjusted LIBOR, as defined, plus 0.65%, and establish the interest rate that we are charged on United States Dollar borrowings at the commercial paper rate plus 0.65%. Also, the commitment termination date on this facility was changed from June 30, 2008 to March 25, 2008.

In March 2007, we amended our $287.1 million loan agreement with Column Financial Inc. to, among other things, modify the interest rate to one-month LIBOR plus 1.85% and change the maturity date from January 11, 2017 to April 9, 2009, with three one-year extensions at our option.

In April 2007, we entered into a $1.25 billion secured, revolving credit facility with Citigroup Global Markets Realty Corp. (“Citigroup”) that replaced our borrowings under our $400 million secured credit facility led by an affiliate of Citigroup Global Markets Inc. We expect to use the funds available under this facility to finance the origination of commercial loans. The credit facility is secured by certain commercial loans from our portfolio. On August 2, 2007, we increased the commitment amount to $1.50 billion, as permitted under the terms of the facility and we extended the facility maturity date to August 1, 2008 from October 16, 2007. In consideration for such extension, we amended the facility to (i) decrease the maximum advance rate to 85% from 90% of the outstanding principal balance of commercial loans transferred to this facility, and (ii) increase the interest rate that we are charged on borrowings by 30 basis points to one-month LIBOR plus 0.90%, subject to adjustment under certain circumstances, in each case effective September 1, 2007. There were no other material changes in the terms and conditions of the facility.

In April 2007, in connection with consummation of the secured, revolving credit facility with Citigroup described above, we fully repaid all amounts outstanding under our $906.0 million multi-bank secured credit facility led by BMO Capital Markets Corp. (as successor to Harris Nesbitt Corp.), and terminated the credit facility, which was scheduled to mature in May 2007.

In June 2007, we amended our $640.0 million unsecured syndicated revolving credit facility with Wachovia Bank N.A as Administrative Agent to increase the total commitment amount under the facility to $1.05 billion. At our option, under certain circumstances, the amendment allows the total commitment amount under the facility to be increased to $1.25 billion. Six new institutions joined the lending syndicate, bringing the total number of lenders to 23 and eleven institutions increased their commitment. There were no other material changes in the terms and conditions of the facility.

Term Debt

In January 2007, we repaid all amounts outstanding under our series 2004-2 Term Debt notes.

In April 2007, we completed an $800.0 million term debt securitization that was recorded as an on-balance sheet financing. We sold $738.0 million of floating-rate asset-backed notes, which are backed by an $800.0 million diversified pool of senior and subordinated commercial loans from our portfolio. The value of the notes sold to investors represented 92.25% of the value of the collateral pool and we retained notes representing 7.75% of the value of the collateral pool and the trust certificate. The blended pricing for the notes sold to investors (excluding fees) was one-month LIBOR plus 28.3 basis points. We used the proceeds to repay borrowings under certain of our credit facilities and to pay certain transaction fees and expenses.

In June 2007, we repaid all amounts outstanding under our series 2003-2 and 2005-1 Term Debt notes.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Borrowings

Subordinated Debt

In March 2007, we issued $38.7 million in junior subordinated debt to a newly formed statutory trust, CapitalSource Trust Preferred Securities 2007-1 (“2007-1 TP Trust”). We formed the 2007-1 TP Trust in March 2007, with an initial capitalization in common securities of $1.2 million for the sole purpose of issuing $37.5 million of preferred securities (the “2007-1 TP Securities”) to outside investors. The 2007-1 TP Trust, which is not consolidated for financial statement purposes, used the initial capitalization and the proceeds from the sale of the 2007-1 TP Securities to acquire the junior subordinated debt that we issued.

The 2007-1 TP Securities bear interest at a coupon that is based on three-month LIBOR plus 1.95%, resetting quarterly. The 2007-1 TP Securities, which mature on April 30, 2037, are callable at par in whole or in part at any time after April 30, 2012. The 2007-1 TP Securities are unsecured and junior in right of payment to all of our indebtedness.

In June 2007, we issued $41.2 million in junior subordinated debt to a newly formed statutory trust, CapitalSource Trust Preferred Securities 2007-2 (“2007-2 TP Trust”). We formed the 2007-2 TP Trust in June 2007, with an initial capitalization in common securities of $1.2 million for the sole purpose of issuing $40.0 million of preferred securities (the “2007-2 TP Securities”) to outside investors. The 2007-2 TP Trust used the initial capitalization and the proceeds from the sale of the 2007-2 TP Securities to acquire the junior subordinated debt that we issued.

The 2007-2 TP Securities bear interest at a floating interest rate based on three-month LIBOR plus 1.95%, resetting quarterly. The 2007-2 TP Securities, which mature on July 30, 2037, are callable at par in whole or in part at any time after July 30, 2012 and are unsecured and junior in right of payment to all of our indebtedness.

Convertible Debt

In April 2007, we completed exchange offers relating to our senior convertible debentures due 2034, bearing interest at a rate of 1.25% per year until March 15, 2009 (the “1.25% Debentures”), and our 3.5% senior convertible debentures due July 2034 (the “3.5% Debentures,” together with the 1.25% Debentures, the “Senior Debentures”). At closing, we issued $177.4 million in aggregate principal amount of a new series of senior subordinated convertible debentures due 2034, bearing interest at a rate of 1.625% per year until March 15, 2009 (the “1.625% Debentures”), in exchange for a like principal amount of our 1.25% Debentures. In addition, we issued $321.6 million in aggregate principal amount of a new series of 4% senior subordinated convertible debentures due 2034 (the “4% Debentures,” together with the 1.625% Debentures, the “Subordinated Debentures”) in exchange for a like principal amount of our 3.5% Debentures. The results of the exchange offers were as follows:

	Amount
	Outstanding	Amount
	Prior	Outstanding
	to Exchange	at Completion of
Securities	Offers	Exchange Offers
	($ in thousands)

3.50% Senior Convertible Notes due 2034	$330,000	$8,446
1.25% Senior Convertible Notes due 2034	225,000	47,620
4.00% Senior Subordinated Convertible Notes due 2034	—	321,554
1.625% Senior Subordinated Convertible Notes due 2034	—	177,380

Total	$555,000	$555,000

In addition, we amended the documents governing our convertible bond hedge transaction to provide, among other things, for those documents to relate to shares issuable upon conversion of both the 1.25% Debentures and the 1.625% Debentures.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Subordinated Debentures are guaranteed on a senior subordinated basis by CapitalSource Finance (see Note 8, Guarantor Information). The Subordinated Debentures rank junior to all of our other existing and future secured and unsecured and unsubordinated indebtedness, including the Senior Debentures that were not exchanged, and senior to our existing and future subordinate indebtedness.

The Subordinated Debentures provide for a make-whole amount upon conversion in connection with certain transactions or events that may occur prior to March 15, 2009 and July 15, 2011 for the 1.625% Debentures and the 4% Debentures, respectively, which, under certain circumstances, will increase the conversion rate by a number of additional shares. The Subordinated Debentures do not provide for the payment of contingent interest.

Like the 1.25% Debentures, and as of June 30, 2007, the 1.625% Debentures are convertible, subject to certain conditions, into 7.4 million shares of our common stock at a conversion rate of 41.5818 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $24.05 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The 1.625% Debentures are redeemable for cash at our option at any time on or after March 15, 2009 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 1.625% Debentures have the right to require us to repurchase some or all of their debentures for cash on March 15, 2009, March 15, 2014, March 15, 2019, March 15, 2024 and March 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the 1.625% Debentures also have the right to require us to repurchase some or all of their 1.625% Debentures upon certain events constituting a fundamental change.

Like the 3.5% Debentures, and as of June 30, 2007, the 4% Debentures are convertible, subject to certain conditions, into 12.8 million shares of our common stock at a conversion rate of 39.7693 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $25.15 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The 4% Debentures are redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 4% Debentures have the right to require us to repurchase some or all of their 4% Debentures for cash on July 15, 2011, July 15, 2014, July 15, 2019, July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the 4% Debentures also have the right to require us to repurchase some or all of their 4% Debentures upon certain events constituting a fundamental change.

Holders of the Subordinated Debentures may convert their debentures prior to maturity only if the following conditions occur:

1) The sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price per share of our common stock on such last trading day;

2) During the five consecutive business day period after any five consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock for each day during such period (the “98% Trading Exception”); provided, however, that if, on the date of any conversion pursuant to the 98% Trading Exception that is on or after March 15, 2029 for the 1.625% Debentures and on or after July 15, 2019 for the 4% Debentures, the last reported sale price of our common stock on the trading day before the conversion date is greater than 100% of the applicable conversion price, then holders surrendering debentures for conversion will receive, in lieu of shares of our common stock based on the then applicable conversion rate, shares of common stock with a value equal to the principal amount of the debentures being converted;

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to all holders of our common stock, assets, debt securities or rights to purchase our securities, which distribution has a per share value as determined by our board of directors exceeding 5% of the last reported sale price of our common stock on the trading day immediately preceding the declaration date for such distribution;

4) With respect to the 1.625% Debentures, we call any or all of the 1.625% Debentures for redemption and with respect to the 4% Debentures, we call any or all of the 4% Debentures for redemption; or

5) We are a party to a consolidation, merger or binding share exchange, in each case pursuant to which our common stock would be converted into cash or property other than securities.

We are unable to assess the likelihood of meeting conditions (1) or (2) above for the Subordinated Debentures as both conditions depend on future market prices for our common stock and the Subordinated Debentures. We believe that the likelihood of meeting conditions (3), (4) or (5) related to the specified corporate transactions occurring for the Subordinated Debentures is remote since we have no current plans to distribute rights or warrants to all holders of our common stock, call any of our Subordinated Debentures for redemption or enter a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property other than securities.

Because the Subordinated Debentures are not substantially different from the Senior Debentures, as defined by EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, we did not consider the exchange offer to be a debt extinguishment and therefore continued to amortize the remaining unamortized deferred financing fees over the remaining life of the Debentures. Additionally, all costs associated with the exchange offer were expensed as incurred.

Should we be required to repurchase the Subordinated Debentures at any of the redemption dates, or if the Subordinated Debentures are converted, our intent is to satisfy all principal and accrued interest requirements with respect thereto in cash.

To the extent that the respective conversion prices are adjusted below the price of our common stock at the time the Subordinated Debentures were issued, we would be required to record a beneficial conversion option, which would impact both our net income and net income per share. This has not occurred as of June 30, 2007.

For a detailed discussion of the terms of the Senior Debentures, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K.

Note 11.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the six months ended June 30, 2007 was as follows:

Outstanding as of December 31, 2006	181,452,290
Issuance of common stock	7,920,776
Sale of treasury stock	1,300,000
Exercise of options	306,423
Restricted stock and other stock grants, net	898,324

Outstanding as of June 30, 2007	191,877,813

Dividend Reinvestment and Stock Purchase Plan

We offer a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three and six

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended June 30, 2007, we received proceeds of $60.4 million and $186.7 million, respectively, related to the direct purchase of 2.4 million and 7.5 million shares of our common stock pursuant to the DRIP, respectively. During the three and six months ended June 30, 2006, we received proceeds of $39.7 million related to the direct purchase of 1.7 million shares of our common stock pursuant to the DRIP. In addition, we received proceeds of $21.7 million and $29.5 million related to cash dividends reinvested for 0.9 million and 1.2 million shares of our common stock during the three and six months ended June 30, 2007, respectively. We received proceeds of $3.4 million and $5.1 million related to cash dividends reinvested for 0.1 million and 0.2 million shares of our common stock, respectively, during the three and six months ended June 30, 2006, respectively.

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

During the three and six months ended June 30, 2007, we recorded $29.7 million and $48.7 million of income tax expense, respectively. Our effective income tax rate on our consolidated net income was 23.0% for the six months ended June 30, 2007.

The reconciliations of the consolidated effective income tax rate and the federal statutory corporate income tax rate for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
	2007	2006

Federal statutory rate	35.0%	35.0%
Benefit of REIT election	(14.2)	(16.1)
State income taxes, net of federal tax benefit	1.9	1.5
Other	0.3	0.6

Effective income tax rate before discrete items	23.0	21.0
Discrete item — Benefit for reversal of net deferred tax liabilities(1)	—	(2.8)

Effective income tax rate	23.0%	18.2%

(1)	In connection with our REIT election, we reversed net deferred tax liabilities of $4.7 million, relating to REIT qualifying activities, into income during the six months ended June 30, 2006.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the six months ended June 30, 2007, we recorded a valuation allowance of $1.1 million against our deferred tax asset related to net operating loss carryforwards, as we determined that it was more likely than not that this deferred tax asset would not be realized.

As discussed in Note 3, New Accounting Pronouncements, we adopted the provisions of FIN 48 on January 1, 2007. As a result of adopting FIN 48, we recognized an increase of approximately $5.7 million in the liability for unrecognized tax benefits, which was accounted for as an increase to accumulated deficit as of January 1, 2007. Our unrecognized tax benefits totaled $14.0 million, as of January 1, 2007, including $6.5 million that, if recognized, would affect the effective tax rate. During the three months ended June 30, 2007, we made no changes to our liability for unrecognized tax benefits and made no adjustments to accumulated deficit related to the adoption of FIN 48. We do not currently anticipate such unrecognized tax benefits to significantly increase or decrease over the next 12 months; however, actual results could differ from those currently anticipated.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of January 1, 2007, accrued interest expense and penalties totaled $1.5 million. During the three and six months ended June 30, 2007, we recognized $0.2 million and $0.3 million in interest expense and penalties, respectively.

We file income tax returns in the United States federal and various state, local and foreign jurisdictions and remain subject to examinations by these tax jurisdictions for tax years 2003 through 2006.

Note 13.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in thousands)

Net income	$84,328	$72,789	$163,018	$138,083
Unrealized (loss) gain on available-for-sale securities, net of tax	(94)	1,937	(2,798)	2,549
Unrealized gain on foreign currency translation, net of tax	1,561	—	2,181	—
Unrealized gain on cash flow hedge, net of tax	864	1,186	536	2,456

Comprehensive income	$86,659	$75,912	$162,937	$143,088

Accumulated other comprehensive income, net as of June 30, 2007 and December 31, 2006 was as follows:

	June 30,	December 31,
	2007	2006
	($ in thousands)

Unrealized (loss) gain on available-for-sale securities, net of tax	$(84)	$2,714
Unrealized gain (loss) on foreign currency translation, net of tax	1,355	(826)
Unrealized gain on cash flow hedge, net of tax	1,113	577

Accumulated other comprehensive income, net	$2,384	$2,465

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net Income per Share

The computations of basic and diluted net income per share for the three and six months ended June 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in thousands, except per share data)

Basic net income per share:
Net income	$84,328	$72,789	$163,018	$138,083
Average shares — basic	185,371,033	168,866,621	182,274,147	159,309,225
Basic net income per share	$0.45	$0.43	$0.89	$0.87

Diluted net income per share:
Net income	$84,328	$72,789	$163,018	$138,083
Average shares — basic	185,371,033	168,866,621	182,274,147	159,309,225
Effect of dilutive securities:
Stock dividend declared	—	—	—	1,629,138
Option shares	558,360	384,842	599,957	434,331
Unvested restricted stock	1,259,472	1,299,293	1,415,191	1,129,508
Stock units	41,207	19,080	33,769	13,346
Non-managing member units	—	—	—	—
Convertible debt(1)	198,358	—	189,387	—
Written call option	—	—	—	—

Average shares — diluted	187,428,430	170,569,836	184,512,451	162,515,548

Diluted net income per share	$0.45	$0.43	$0.88	$0.85

(1)	For the three and six months ended June 30, 2007, the conversion premium on the 1.25% Debentures and 1.625% Debentures represented the dilutive shares based on a conversion price of $24.05.

Shares that have an antidilutive effect in the calculation of diluted net income per share and certain shares related to the Debentures have been excluded from the computations above as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Average shares)

Stock options	123,771	2,835,252	72,950	1,781,862
Non-managing member units	1,996,855	2,510,818	2,225,248	2,150,148
Shares subject to a written call option	7,401,420	7,401,420	7,401,420	7,401,420

For the three and six months ended June 30, 2007, the conversion premiums on the 3.5% Debentures and 4% Debentures were considered to be antidilutive based on a conversion price of $25.15. For the three and six months ended June 30, 2006, the conversion premiums on the 1.25% Debentures and 3.5% Debentures were considered to be antidilutive based on conversion prices of $26.24 and $27.44, respectively. As dividends are paid, the conversion prices related to our written call option and the Senior Debentures are adjusted. Also, we have excluded the shares underlying the principal balance of the Senior Debentures for all periods presented.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Stock-Based Compensation

The CapitalSource Inc. Third Amended and Restated Equity Incentive Plan (the “Plan”) is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. A total of 33.0 million shares of common stock are reserved for issuance under the Plan and as of June 30, 2007, there were 12.3 million shares remaining available for issuance under the Plan.

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) on January 1, 2006 using the modified- prospective-transition method, as it relates to the Plan described above. Upon adoption of SFAS No. 123(R), we recorded a cumulative effect of accounting change of $0.4 million (or $0.00 per diluted share), net of taxes, in our accompanying consolidated statement of income for the six months ended June 30, 2006 resulting from the requirement to estimate forfeitures for unvested awards at the date of grant instead of recognizing them as incurred. Total compensation cost recognized in income pursuant to the Plan was $9.9 million and $20.6 million for the three and six months ended June 30, 2007, respectively, and $9.8 million and $16.3 million, respectively, for the three and six months ended June 30, 2006, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2007 was $1.51. The total intrinsic value of stock options exercised during the six months ended June 30, 2007 was $3.5 million. As of June 30, 2007, the total unrecognized compensation cost related to nonvested stock options granted pursuant to the Plan was $7.4 million. This cost is expected to be recognized over a weighted average period of 2.0 years.

The weighted average grant date fair value of restricted stock granted during the six months ended June 30, 2007 was $25.09. The total fair value of restricted stock that vested during the six months ended June 30, 2007 was $26.6 million. As of June 30, 2007, the total unrecognized compensation cost related to nonvested restricted stock granted pursuant to the Plan was $71.5 million. This cost is expected to be recognized over a weighted average period of 2.3 years.

For further discussion of our accounting for stock-based compensation, see Note 17, Stock-Based Compensation, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K.

Note 16.	Commitments and Contingencies

As of June 30, 2007, we had issued $263.0 million in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included these obligations, totaling $6.5 million, in other liabilities in the accompanying consolidated balance sheet as of June 30, 2007.

As of June 30, 2007, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place that specify the manner in which asbestos must be handled and disposed. Under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB No. 143, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of June 30, 2007, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditional asset retirement obligations was recorded on our accompanying consolidated balance sheet as of June 30, 2007.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 17.	Segment Data

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. As discussed in Note 1, Organization, we operate as two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. The financial results of our reportable segments as of and for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	2007			2006
	Commercial	Residential		Commercial	Residential
	Lending	Mortgage	Consolidated	Lending	Mortgage	Consolidated
	& Investment	Investment	Total	& Investment	Investment	Total
	($ in thousands)

Total interest and fee income	$272,851	$83,389	$356,240	$216,686	$75,954	$292,640
Operating lease income	22,118	—	22,118	6,694	—	6,694
Interest expense	122,513	77,778	200,291	81,262	72,656	153,918
Provision for loan losses	17,410	—	17,410	11,471	—	11,471
Operating expenses(1)	64,564	1,879	66,443	51,737	1,954	53,691
Other income (expense)(2)	34,925	(13,846)	21,079	7,261	4,035	11,296
Noncontrolling interests expense	1,272	—	1,272	1,230	—	1,230

Net income (loss) before income taxes	124,135	(10,114)	114,021	84,941	5,379	90,320
Income taxes	29,693	—	29,693	17,531	—	17,531

Net income (loss)	$94,442	$(10,114)	$84,328	$67,410	$5,379	$72,789

Total assets	$10,589,381	$6,572,309	$17,161,690	$7,931,088	$5,638,767	$13,569,855

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2007			2006
	Commercial	Residential		Commercial	Residential
	Lending	Mortgage	Consolidated	Lending	Mortgage	Consolidated
	& Investment	Investment	Total	& Investment	Investment	Total
	($ in thousands)

Total interest and fee income	$531,532	$164,289	$695,821	$426,356	$103,324	$529,680
Operating lease income	42,406	—	42,406	11,319	—	11,319
Interest expense	233,764	153,176	386,940	154,095	97,605	251,700
Provision for loan losses	32,336	—	32,336	25,883	301	26,184
Operating expenses(1)	128,785	2,980	131,765	100,102	4,208	104,310
Other income (expense)(2)	46,672	(19,544)	27,128	13,711	(2,071)	11,640
Noncontrolling interests expense	2,602	—	2,602	2,091	—	2,091

Net income (loss) before income taxes and cumulative effect of accounting change	223,123	(11,411)	211,712	169,215	(861)	168,354
Income taxes	48,694	—	48,694	30,641	—	30,641

Net income (loss) before cumulative effect of accounting change	174,429	(11,411)	163,018	138,574	(861)	137,713
Cumulative effect of accounting change, net of taxes	—	—	—	370	—	370

Net income (loss)	$174,429	$(11,411)	$163,018	$138,944	$(861)	$138,083

Total assets	$10,589,381	$6,572,309	$17,161,690	$7,931,088	$5,638,767	$13,569,855

(1)	Operating expenses of our Residential Mortgage Investment segment consist primarily of direct expenses related to compensation and benefits, professional fees paid to our investment manager and other direct expenses.

(2)	Other income (expense) for our Residential Mortgage Investment segment includes the net of interest income and expense accruals related to certain of our derivatives along with the changes in fair value of our investments and related derivatives.

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Currently, substantially all of our business activities occur within the United States of America and therefore, no additional geographic disclosures are necessary.

Note 18.	Subsequent Events

On July 20, 2007, we entered into a $135.6 million secured credit facility with an affiliate of Deutsche Bank AG. We used the proceeds from this facility to repay borrowings under certain of our other credit facilities. The credit facility provides incremental liquidity and is secured by certain commercial loans from our portfolio that may not be eligible for financing under other secured credit facilities. The facility is scheduled to mature on July 20, 2010. The current outstanding principal balance of commercial loans in this facility was financed at advance rates ranging from approximately 50% to 85%. Interest on borrowings under the credit facility will be charged at a rate equal to the lender’s commercial paper rate plus 0.75%.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 30, 2007, we issued $250.0 million principal amount of 7.25% senior subordinated convertible notes due 2037 (the “7.25% Debentures”). The 7.25% Debentures have an initial conversion rate of 36.9079 shares of our common stock per $1,000 principal amount of notes, representing a conversion price of approximately $27.09 per share. The conversion rate will adjust each time we pay a dividend on our common stock that is greater than $0.60 per share, with the fair value of each adjustment taxable to the holders. To the extent that the conversion price is adjusted below the price of our common stock at the time the 7.25% Debentures were issued, we would be required to record a beneficial conversion option, which would impact both our net income and net income per share. Should we be required to repurchase the 7.25% Debentures at any of the redemption dates, or if the 7.25% Debentures are converted, we will satisfy all principal and accrued interest requirements with respect thereto in cash. The 7.25% Debentures are unsecured and are fully and unconditionally guaranteed by CapitalSource Finance LLC. We used the funds available from this offering to repay indebtedness under our $1.05 billion unsecured revolving credit facility.

On August 2, 2007, as discussed in Note 10, Borrowings, we increased the commitment amount of our $1.25 billion secured, revolving credit facility with Citigroup to $1.50 billion, as permitted under the terms of the facility and we extended the facility maturity date to August 1, 2008. In consideration for such extension, we amended the facility to (i) decrease the maximum advance rate to 85% from 90% of the outstanding principal balance of commercial loans transferred to the facility, and (ii) increase the interest rate that we are charged on borrowings by 30 basis points to one-month LIBOR plus 0.90%, subject to adjustment under certain circumstances in each case effective September 1, 2007. There were no other material changes in the terms and conditions of the facility.

On July 31, 2007 we modified our $287.1 million loan agreement with Column Financial Inc. to divide the loan into a senior $250 million loan and a $36.1 million mezzanine loan. Both loans mature on April 9, 2009. The interest rate under the senior loan is one-month LIBOR plus 1.54% and the interest rate under the mezzanine loan is one-month LIBOR plus 4% (with the effect that the weighted average interest rate under the two loans taken together is unchanged after the modification). There were no other material changes in the terms and conditions of the loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, expectations, goals, and projections, and including statements about the proposed merger between CapitalSource and TierOne, which are subject to numerous assumptions, risks, and uncertainties. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “estimate,” “plan,” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results) involve risks, uncertainties and contingencies, many of which are beyond our control which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: the merger with TierOne may not be completed on the proposed terms and schedule or at all; changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of other business strategies; the nature, extent, and timing of governmental actions and reforms; extended disruption of vital infrastructure; and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007 (the “Form 10-K”), and documents subsequently filed by us with the SEC, including our Current Report on Form 8-K as filed with the SEC on July 23, 2007. All forward-looking statements included in this section are based on information available at the time the statement is made.

We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

To optimize our REIT structure, we also invest in certain residential mortgage assets. As of June 30, 2007, the balance of our residential mortgage investment portfolio was $6.5 billion, which included investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”).

Recent Developments — Pending Acquisition of TierOne Corporation

In May 2007, we announced an agreement to acquire TierOne Corporation, the holding company for TierOne Bank, a Lincoln, Nebraska-based thrift with more than $3.4 billion in assets and $2.2 billion of deposits as of

March 31, 2007. TierOne Bank offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through a network of 69 banking offices located in Nebraska, Iowa and Kansas and nine loan production offices located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. At the time of the announcement, the stock and cash transaction was valued at approximately $34.46 per share of TierOne common stock. We believe the acquisition will allow us to achieve our strategic goal of enhancing the profitability and stability of our lending business through a depository charter. Through this acquisition, we seek to join our profitable, growing and diverse direct lending platform with the stability, efficiency and diversity of a sound community banking franchise. We believe the resulting entity will be a well diversified lending and funding platform that will continue to serve the needs of TierOne Bank’s banking community as well as our customers. We expect the transaction to close in the fourth quarter of 2007. However, the transaction is subject to customary closing conditions, including the approval of (1) TierOne shareholders by the affirmative vote of at least a majority of the outstanding shares of TierOne common stock and (2) the Office of Thrift Supervision, and we cannot guarantee that we will close the transaction within the expected timeframe or at all.

Consolidated Results of Operations

We operate as two reportable segments: 1) Commercial Lending & Investment, which includes our commercial lending and investment business and 2) Residential Mortgage Investment, which includes all of our activities related to our residential mortgage investments. The discussion that follows differentiates our results of operations between our segments.

Explanation of Reporting Metrics

Interest Income.  In our Commercial Lending & Investment segment, interest income represents interest earned on our commercial loans. Although the majority of these loans charge interest at variable rates that generally adjust daily, we also have a number of loans charging interest at fixed rates. In our Residential Mortgage Investment segment, interest income consists of coupon interest and the amortization of purchase discounts and premiums on our investments in RMBS and mortgage-related receivables, which are amortized into income using the interest method.

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

Interest Expense.  Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. In our Commercial Lending & Investment segment, our borrowings consist of repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt. In our Residential Mortgage Investment segment, our borrowings consist of repurchase agreements and term debt. The majority of our borrowings charge interest at variable rates based primarily on one-month LIBOR or commercial paper rates plus a margin. Currently, our convertible debt, three series of our subordinated debt and our term debt recorded in connection with our investments in mortgage-related receivables bear a fixed rate of interest. As our borrowings increase and as short term interest rates rise, our interest expense will increase. Deferred financing fees and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

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

Other Income, net of expenses.  In our Commercial Lending & Investment segment, other income (expense) consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with the United States Department of Housing and Urban Development, or HUD, origination activities, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, third-party servicing income, income from our management of various loans held by third parties and other miscellaneous fees and expenses not attributable to our commercial lending and investment operations. In our Residential Mortgage Investment segment, other income (expense) consists of realized and unrealized appreciation (depreciation) on certain of our residential mortgage investments and gains (losses) on derivatives used to economically hedge the residential mortgage investment portfolio.

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

Adjusted Earnings.  Adjusted earnings represents net income as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), adjusted for certain non-cash items, including real estate depreciation, amortization of deferred financing fees, non-cash equity compensation, realized and unrealized gains and losses on investments in RMBS and related derivatives, unrealized gains and losses on other derivatives and foreign currencies, net unrealized gains and losses on investments, provision for loan losses, charge offs, recoveries, nonrecurring items and the cumulative effect of changes in accounting principles. We view adjusted earnings and the related per share measures as useful and appropriate supplements to net income and net income per share. These measures serve as an additional measure of our operating performance because they facilitate evaluation of the company without the effects of certain adjustments determined in accordance with GAAP that may not necessarily be indicative of current operating performance. Adjusted earnings should not be considered as an alternative to net income or cash flows (each computed in accordance with GAAP). Instead, adjusted earnings should be reviewed in connection with income and cash flows from operating, investing and financing activities in our consolidated financial statements, to help analyze how our business is performing. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

Operating Results for the Three and Six Months Ended June 30, 2007

Our results of operations for the three and six months ended June 30, 2007 were driven primarily by our continued growth as well as the impact of our REIT election. As further described below, the most significant factors influencing our consolidated results of operations for the time period compared to the consolidated results of operations for equivalent time period in 2006, were:

•	Growth in our commercial loan portfolio;

•	Increased operating lease income related to our direct real estate investments;

•	Increased borrowings to fund our growth;

•	Increased operating expenses, including higher employee compensation; and

•	Decreased lending and borrowing spreads.

Our consolidated operating results for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	($ in thousands)

Interest income	$311,184	$256,037	$55,147	22%	$600,738	$451,535	$149,203	33%
Fee income	45,056	36,603	8,453	23%	95,083	78,145	16,938	22%
Operating lease income	22,118	6,694	15,424	230%	42,406	11,319	31,087	275%
Interest expense	200,291	153,918	46,373	30%	386,940	251,700	135,240	54%
Provision for loan losses	17,410	11,471	5,939	52%	32,336	26,184	6,152	23%
Operating expenses	66,443	53,691	12,752	24%	131,765	104,310	27,455	26%
Other income, net of expenses	21,079	11,296	9,783	87%	27,128	11,640	15,488	133%
Noncontrolling interests expense	1,272	1,230	42	3%	2,602	2,091	511	24%
Income taxes	29,693	17,531	12,162	69%	48,694	30,641	18,053	59%
Cumulative effect of accounting change, net of taxes	—	—	—	N/A	—	370	370	100%
Net income	84,328	72,789	11,539	16%	163,018	138,083	24,935	18%

Our consolidated yields on income earning assets and the costs of interest bearing liabilities for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
	2007			2006
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$600,737	8.29%		$451,535	8.54%
Fee income		95,083	1.31		78,145	1.48

Total interest earning assets(1)	$14,620,118	695,820	9.60	$10,658,010	529,680	10.02
Total direct real estate investments	830,035	42,406	10.30	173,496	11,319	13.16

Total income earning assets	15,450,153	738,226	9.64	10,831,506	540,999	10.07
Total interest bearing liabilities(2)	13,278,448	386,941	5.88	9,087,398	251,700	5.59

Net finance spread		$351,285	3.76%		$289,299	4.48%

Net finance margin			4.59%			5.39%

(1)	Interest earning assets include cash, restricted cash, mortgage-related receivables, RMBS, loans, and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Comparison of the Three Months Ended June 30, 2007 and 2006

All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Interest Income

In our Commercial Lending & Investment segment, interest income was $227.8 million for the three months ended June 30, 2007, an increase of $47.7 million, or 26%, from interest income for the three months ended June 30, 2006. This increase was due to the growth in average interest earning assets, primarily loans, of $2.2 billion, or 31%. This increase was partially offset by a slight decrease in the interest component of yield to 10.06% for the three months ended June 30, 2007 from 10.45% for the three months ended June 30, 2006. The decrease in the interest component of yield was primarily due to a decrease in our lending spread, partially offset by an increase in short-term interest rates. During the three months ended June 30, 2007, our commercial lending spread to average one-month LIBOR was 4.74% compared to 5.37% for the three months ended June 30, 2006. This decrease in lending spread reflects overall trends in financial markets, the increase in competition in our markets, as well as the changing mix of our commercial lending portfolio as we continue to pursue the expanded opportunities afforded to us by our decision to elect to be taxed as a REIT. By operating as a REIT, we can make the same, or better, after tax return on a loan with a lower interest rate than on a loan with a higher interest rate originated prior to our decision to elect to be taxed as a REIT. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

Interest income in our Residential Mortgage Investment segment was $83.4 million for the three months ended June 30, 2007, an increase of $7.4 million, or 10%, from interest income for the three months ended June 30, 2006. This increase was due to the growth in average interest earning assets of $313 million, or 6%.

Fee Income

In our Commercial Lending & Investment segment, the increase in fee income was primarily the result of the growth in interest earning assets as well as an increase in prepayment-related fee income, which totaled $17.3 million for the three months ended June 30, 2007 compared to $10.9 million for the three months ended June 30, 2006. Prepayment-related fee income contributed 0.77% and 0.63%, to yield for the three months ended June 30, 2007 and 2006, respectively. Yield from fee income, including prepayment related fees, decreased to 1.99% for the three months ended June 30, 2007 from 2.12% for the three months ended June 30, 2006.

Operating Lease Income

In our Commercial Lending & Investment segment, operating lease income was $22.1 million, an increase of $15.4 million, or 230%, from the three months ended June 30, 2006. This increase is due to an increase in our direct real estate investments, which are leased to healthcare industry clients through the execution of long-term, triple-net operating leases. During the three months ended June 30, 2007 and 2006, our average balance of direct real estate investments was $873.0 million and $219.6 million, respectively.

Interest Expense

We fund our growth largely through borrowings. In our Commercial Lending & Investment segment, interest expense was $122.5 million for the three months ended June 30, 2007, an increase of $41.3 million, or 51%, from interest expense for the three months ended June 30, 2006. This increase in interest expense was primarily due to an increase in average borrowings of $2.6 billion, or 48% . Our cost of borrowings increased to 6.20% for the three months ended June 30, 2007 from 6.08% for the three months ended June 30, 2006. This increase was the result of the use of our unsecured credit facility, which has a higher borrowing spread relative to our secured credit facilities, and an increase in the amortization of deferred financing fees. The increase in deferred financing fees was primarily due to additional financings and higher loan prepayments on loans that secure our term debt. These increases were partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our overall borrowing spread to average one-month LIBOR for the three months ended June 30, 2007 was 0.88% compared to 1.00% for the three months ended June 30, 2006.

In our Residential Mortgage Investment segment, interest expense was $77.8 million for the three months ended June 30, 2007, an increase of $5.1 million, or 7%, from interest expense for the three months ended June 30, 2006. This increase in interest expense was primarily due to an increase in average borrowings of $271.1 million. Our cost of borrowings increased to 5.34% for the three months ended June 30, 2007 from 5.23% for the three months ended June 30, 2006. This increase was primarily the result of rising interest rates.

Net Finance Margin

In our Commercial Lending & Investment segment, net finance margin, defined as net investment income (which includes interest, fee and operating lease income less interest expense) divided by average income earning assets, was 6.95% for the three months ended June 30, 2007, a decrease of 104 basis points from 7.99% for the three months ended June 30, 2006. The decrease in net finance margin was primarily due to the increase in interest expense resulting from higher leverage and a higher cost of funds and by a decrease in yield on total income earning assets. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 5.68% for the three months ended June 30, 2007, a decrease of 81 basis points from 6.49% for the three months ended June 30, 2006. Gross yield is the sum of interest, fee and operating lease income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Lending & Investment segment for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	2007			2006
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$227,794	10.06%		$180,083	10.45%
Fee income		45,056	1.99		36,603	2.12

Total interest earning assets(1)	$9,083,019	272,850	12.05	$6,910,554	216,686	12.57
Total direct real estate investments	872,969	22,118	10.16	219,632	6,694	12.22

Total income earning assets	9,955,988	294,968	11.88	7,130,186	223,380	12.57
Total interest bearing liabilities(2)	7,929,113	122,513	6.20	5,356,722	81,262	6.08

Net finance spread		$172,455	5.68%		$142,118	6.49%

Net finance margin			6.95%			7.99%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

In our Residential Mortgage Investment segment, net finance spread was 0.27% and 0.16%, respectively, for the three months ended June 30, 2007 and 2006. Net finance spread is the difference between yield on interest earning assets and the cost of our interest bearing liabilities. The decrease in net finance spread is attributable to the changes in its components as described above.

Provision for Loan Losses

The increase in the provision for loan losses in our Commercial Lending & Investment segment is the result of growth in our commercial loan portfolio, changes in the mix of our portfolio and an increase in the balance of impaired loans in the portfolio during the three months ended June 30, 2007.

Other Income

In our Commercial Lending & Investment segment, other income was $34.9 million for the three months ended June 30, 2007, an increase of $27.7 million, or 381%, from total other income for the three months ended June 30, 2006. The increase in other income was primarily attributable to a $18.5 million increase in net realized and unrealized gains in our equity investments, a $5.5 million increase in gains related to the sale of loans, a $2.1 million increase in fees arising from our HUD mortgage origination services, a $2.1 million increase in income from our management of various loans held by third parties and a $2.0 million increase in income relating to our equity interests in certain non-consolidated entities. These increases were partially offset by a $3.0 million decrease in net unrealized gains on derivative instruments and a $2.7 million increase in losses on foreign currency exchange.

In our Residential Mortgage Investment segment, other expense consisted of a net loss on the residential mortgage investment portfolio of $13.8 million for the three months ended June 30, 2007, a decrease of $17.9 million, or 443%, from total other income for the three months ended June 30, 2006. This net loss was attributable to net unrealized losses on our residential mortgage investments of $34.1 million and impairments on our Non-Agency MBS of $6.4 million. These losses were partially offset by net realized and unrealized gains on derivative instruments related to our residential mortgage investments of $26.7 million.

Included in unrealized gains on derivative instruments is not only the change in fair value of these instruments, but also the net of interest income and expense accruals related to certain of our derivatives.

Operating Expenses

The increase in consolidated operating expenses was primarily due to an increase of $4.9 million in depreciation and amortization primarily resulting from our direct real estate investments, a $4.5 million increase in total employee compensation and a $1.0 million increase in professional fees. The higher employee compensation was attributable to a $1.7 million increase in employee salaries and higher incentive compensation, including an increase in restricted stock awards and stock options granted. For the three months ended June 30, 2007 and 2006, incentive compensation totaled $19.9 million and $18.4 million, respectively. Incentive compensation comprises annual bonuses, as well as stock options and restricted stock awards, which generally have a three- to five-year vesting period. Operating expenses in our Residential Mortgage Investment segment, which consist primarily of compensation and benefits, professional fees and other direct expenses, were $1.9 million and $2.0 million for the three months ended June 30, 2007 and 2006, respectively.

In our Commercial Lending & Investment segment, operating expenses as a percentage of average total assets decreased to 2.54% for the three months ended June 30, 2007, from 2.87% for the three months ended June 30, 2006. Our Commercial Lending & Investment segment’s operating expenses as a percentage of average total assets, excluding depreciation of our direct real estate investments, decreased to 2.25% for the three months ended June 30, 2007, from 2.72% for the three months ended June 30, 2006.

Adjusted Earnings

Adjusted earnings, as previously defined, were $128.4 million, or $0.68 per diluted share, for the three months ended June 30, 2007. Adjusted earnings were $97.1 million, or $0.57 per diluted share, for the three months ended June 30, 2006. A reconciliation of our reported net income to adjusted earnings for the three months ended June 30, 2007 and 2006 was as follows ($ in thousands, except per share data):

	Three Months Ended
	June 30
	2007	2006

Net income	$84,328	$72,789
Add:
Real estate depreciation and amortization(1)	7,896	2,220
Amortization of deferred financing fees(2)	6,823	7,525
Non-cash equity compensation	9,859	9,817
Net realized and unrealized losses (gain) on residential mortgage investment portfolio, including related derivatives(3)	15,846	(3,770)
Unrealized gains on derivatives and foreign currencies, net	(1,287)	(6,882)
Unrealized losses on investments, net	1,170	3,870
Provision for loan losses	17,410	11,571
Recoveries(4)	—	—
Less:
Charge offs(5)	13,625	—
Nonrecurring items	—	—
Cumulative effect of accounting change, net of taxes	—	—

Adjusted earnings	$128,420	$97,140

Net income per share:
Basic — as reported	$0.45	$0.43
Diluted — as reported	$0.45	$0.43
Average shares outstanding:
Basic — as reported	185,371,033	168,866,621
Diluted — as reported	187,428,430	170,569,836
Adjusted earnings per share:
Basic	$0.69	$0.58
Diluted(6)	$0.68	$0.57
Average shares outstanding:
Basic	185,371,033	168,866,621
Diluted(7)	189,425,285	173,080,654

(1)	Depreciation and amortization for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes amortization of deferred financing fees and other non-cash interest expense.

(3)	Includes adjustments to reflect the realized gains and losses and the period change in fair value of RMBS and related derivative instruments.

(4)	Includes all recoveries on loans during the period.

(5)	To the extent we experience losses on loans for which we specifically provided a reserve prior to January 1, 2006, there will be no adjustment to earnings. All charge offs incremental to previously established allocated reserves will be deducted from net income.

(6)	Adjusted to reflect the impact of adding back noncontrolling interests expense of $1.3 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively, to adjusted earnings due to the application of the if-converted method on non-managing member units, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share for all periods presented.

(7)	Adjusted to include average non-managing member units of 1,996,855 and 2,510,818 for the three months ended June 30, 2007 and 2006, respectively, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Comparison of the Six Months Ended June 30, 2007 and 2006

All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Interest Income

In our Commercial Lending & Investment segment, interest income was $436.4 million for the six months ended June 30, 2007, an increase of $88.2 million, or 25%, from interest income for the six months ended June 30, 2006. This increase was due to the growth in average interest earning assets, primarily loans, of $2.0 billion, or 29%. This increase was partially offset by a decrease in the interest component of yield to 10.05% for the six months ended June 30, 2007 from 10.35% for the six months ended June 30, 2006. The decrease in the interest component of yield was primarily due to a decrease in our lending spread, partially offset by an increase in short-term interest rates. During the six months ended June 30, 2007, our commercial lending spread to average one-month LIBOR was 4.73% compared to 5.50% for the six months ended June 30, 2006. This decrease in lending spread reflects overall trends in financial markets, the increase in competition in our markets, as well as the changing mix of our commercial lending portfolio as we continue to pursue the expanded opportunities afforded to us by our decision to elect to be taxed as a REIT. By operating as a REIT, we can make the same, or better, after tax return on a loan with a lower interest rate than on a loan with a higher interest rate originated prior to our decision to elect to be taxed as a REIT. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

Interest income in our Residential Mortgage Investment segment was $164.3 million for the six months ended June 30, 2007, an increase of $61.0 million, or 59%, from interest income for the six months ended June 30, 2006. This increase was primarily due to the growth in average interest earning assets of $2.0 billion, or 51%.

Fee Income

In our Commercial Lending & Investment segment, the increase in fee income was primarily the result of the growth in interest earning assets as well as an increase in prepayment-related fee income, which totaled $40.1 million for the six months ended June 30, 2007 compared to $28.3 million for the six months ended June 30, 2006. Prepayment-related fee income contributed 0.92% and 0.84%, to yield for the six months ended June 30, 2007 and 2006, respectively. Yield from fee income, including prepayment related fees, decreased to 2.19% for the six months ended June 30, 2007 from 2.32% for the six months ended June 30, 2006.

Operating Lease Income

In our Commercial Lending & Investment segment, operating lease income was $42.4 million, an increase of $31.1 million, or 275%, from the six months ended June 30, 2006. This increase is due to an increase in our direct real estate investments, which are leased to healthcare industry clients through the execution of long-term, triple-net operating leases. During the six months ended June 30, 2007 and 2006, our average balance of direct real estate investments was $830.0 million and $173.5 million, respectively.

Interest Expense

We fund our growth largely through borrowings. In our Commercial Lending & Investment segment, interest expense was $233.8 million for the six months ended June 30, 2007, an increase of $79.7 million, or 52%, from interest expense for the six months ended June 30, 2006. This increase in interest expense was primarily due to an increase in average borrowings of $2.3 billion, or 42%. Our cost of borrowings increased to 6.21% for the six months ended June 30, 2007 from 5.82% for the six months ended June 30, 2006. This increase was the result of the use of our unsecured credit facility, which has a higher borrowing spread relative to our secured credit facilities, and an increase in the amortization of deferred financing fees, which was primarily due to additional financings and higher loan prepayments on loans that secure our term debt. These increases were partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our overall borrowing spread to average one-month LIBOR for the six months ended June 30, 2007 was 0.89% compared to 0.97% for the six months ended June 30, 2006.

In our Residential Mortgage Investment segment, interest expense was $153.2 million for the six months ended June 30, 2007, an increase of $55.6 million, or 57%, from interest expense for the six months ended June 30, 2006. This increase in interest expense was primarily due to an increase in average borrowings of $1.9 billion, or 52%. Our cost of borrowings increased to 5.36% for the six months ended June 30, 2007 from 5.18% for the six months ended June 30, 2006. This increase was primarily the result of rising interest rates.

Net Finance Margin

In our Commercial Lending & Investment segment, net finance margin, defined as net investment income (which includes interest, fee and operating lease income less interest expense) divided by average income earning assets, was 7.15% for the six months ended June 30, 2007, a decrease of 107 basis points from 8.22% for the six months ended June 30, 2006. The decrease in net finance margin was primarily due to the increase in interest expense resulting from higher leverage, a higher cost of funds, and a decrease in yield on total income earning assets. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 5.86% for the six months ended June 30, 2007, a decrease of 100 basis points from 6.86% for the six months ended June 30, 2006. Gross yield is the sum of interest, fee and operating lease income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Lending & Investment segment for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
	2007			2006
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$436,448	10.05%		$348,211	10.35%
Fee income		95,083	2.19		78,145	2.32

Total interest earning assets(1)	$8,758,732	531,531	12.24	$6,785,120	426,356	12.67
Total direct real estate investments	830,035	42,406	10.30	173,496	11,319	13.16

Total income earning assets	9,588,767	573,937	12.07	6,958,616	437,675	12.68
Total interest bearing liabilities(2)	7,595,630	233,765	6.21	5,339,899	154,095	5.82

Net finance spread		$340,173	5.86%		$283,580	6.86%

Net finance margin			7.15%			8.22%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

In our Residential Mortgage Investment segment, net finance spread was 0.25% and 0.16%, respectively, for the six months ended June 30, 2007 and 2006. Net finance spread is the difference between yield on interest earning assets and the cost of our interest bearing liabilities. The increase in net finance spread is attributable to the changes in its components as described above.

Provision for Loan Losses

The increase in the provision for loan losses in our Commercial Lending & Investment segment is the result of growth in our commercial loan portfolio, changes in the mix of our portfolio and an increase in the balance of impaired loans in the portfolio during the six months ended June 30, 2007.

Other Income

In our Commercial Lending & Investment segment, other income was $46.7 million for the six months ended June 30, 2007, an increase of $33.0 million, or 240%, from total other income for the six months ended June 30, 2006. The increase in other income was primarily attributable to a $24.9 million increase in net realized and unrealized gains in our equity investments, a $5.7 million increase in gains related to the sale of loans, a $3.4 million increase in income from our management of various loans held by third parties, a $2.9 million increase in fees arising from our HUD mortgage origination services, a $2.6 million decrease in losses incurred on the extinguishment of debt and a $1.8 million increase in income relating to our equity interests in certain non-consolidated entities. These increases were partially offset by a $5.8 million decrease in net unrealized gains on derivative instruments and a $4.5 million decrease in the receipt of break-up fees.

In our Residential Mortgage Investment segment, other expense consisted of a net loss on the residential mortgage investment portfolio of $19.5 million for the six months ended June 30, 2007, an increase of $17.5 million, or 844%, from total other expense for the six months ended June 30, 2006. This net loss was attributable to net unrealized losses on our residential mortgage investments of $24.3 million and impairments on our Non-Agency MBS of $13.4 million. These losses were partially offset by net realized and unrealized gains on derivative instruments related to our residential mortgage investments of $18.1 million.

Included in unrealized gains on derivative instruments is not only the change in fair value of these instruments, but also the net of interest income and expense accruals related to certain of our derivatives.

Operating Expenses

The increase in consolidated operating expenses was primarily due to higher total employee compensation, which increased $11.2 million, or 17%. The higher employee compensation was attributable to $3.1 million increase in employee salaries and higher incentive compensation, including an increase in restricted stock awards and stock options granted. For the six months ended June 30, 2007 and 2006, incentive compensation totaled $40.7 million and $34.0 million, respectively. Incentive compensation comprises annual bonuses, as well as stock options and restricted stock awards, which generally have a three- to five-year vesting period. The remaining increase in operating expenses for the six months ended June 30, 2007 was primarily attributable to an increase of $10.2 million in depreciation and amortization primarily resulting from our direct real estate investments, an increase of $2.0 million in professional fees, an increase of $1.3 million in travel and entertainment expenses, an increase of $1.2 million in administrative expenses and an increase of $1.1 million in rent expense. Operating expenses in our Residential Mortgage Investment segment, which consist primarily of compensation and benefits, professional fees and other direct expenses, were $3.0 million and $4.2 million for the six months ended June 30, 2007 and 2006, respectively.

In our Commercial Lending & Investment segment, operating expenses as a percentage of average total assets decreased to 2.65% for the six months ended June 30, 2007, from 2.85% for the six months ended June 30, 2006. Our Commercial Lending & Investment segment’s operating expenses as a percentage of average total assets, excluding depreciation of our direct real estate investments, decreased to 2.36% for the six months ended June 30, 2007, from 2.72% for the six months ended June 30, 2006.

Income Taxes

Our effective tax rate on our consolidated net income was 23.0% for the six months ended June 30, 2007. Our effective income tax rate for the six months ended June 30, 2007 attributable to our TRSs was 38.8%. Our overall effective tax rate was 18.2% for the six months ended June 30, 2006 and 19.4% for the year ended December 31, 2006, which included the reversal of $4.7 million in net deferred tax liabilities relating to REIT qualifying activities, into income, in connection with our REIT election.

Adjusted Earnings

Adjusted earnings, as previously defined, were $242.7 million, or $1.31 per diluted share, for the six months ended June 30, 2007. Adjusted earnings were $192.0 million, or $1.18 per diluted share, for the six months ended June 30, 2006. A reconciliation of our reported net income to adjusted earnings for the six months ended June 30, 2007 and 2006 was as follows ($ in thousands, except per share data):

	Six Months Ended
	June 30
	2007	2006

Net income	$163,018	$138,083
Add:
Real estate depreciation and amortization(1)	14,658	3,610
Amortization of deferred financing fees(2)	12,332	14,427
Non-cash equity compensation	20,571	16,353
Net realized and unrealized losses on residential mortgage investment portfolio, including related derivatives(3)	23,381	677
Unrealized gains on derivatives and foreign currencies, net	(959)	(7,133)
Unrealized losses on investments, net	1,217	5,106
Provision for loan losses	32,336	26,284
Recoveries(4)	—	—
Less:
Charge offs(5)	23,876	276
Nonrecurring items(6)	—	4,725
Cumulative effect of accounting change, net of taxes	—	370

Adjusted earnings	$242,678	$192,036

Net income per share:
Basic — as reported	$0.89	$0.87
Diluted — as reported	$0.88	$0.85
Average shares outstanding:
Basic — as reported	182,274,147	159,309,225
Diluted — as reported	184,512,451	162,515,548
Adjusted earnings per share:
Basic	$1.33	$1.21
Diluted(7)	$1.31	$1.18
Average shares outstanding:
Basic	182,274,147	159,309,225
Diluted(8)	186,737,699	164,665,696

(1)	Depreciation and amortization for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes amortization of deferred financing fees and other non-cash interest expense.

(3)	Includes adjustments to reflect the realized gains and losses and the period change in fair value of RMBS and related derivative instruments.

(4)	Includes all recoveries on loans during the period.

(5)	To the extent we experience losses on loans for which we specifically provided a reserve prior to January 1, 2006, there will be no adjustment to earnings. All charge offs incremental to previously established allocated reserves will be deducted from net income.

(6)	Represents the write-off of a net deferred tax liability recorded in connection with our conversion to a REIT for the six months ended June 30, 2006.

(7)	Adjusted to reflect the impact of adding back noncontrolling interests expense of $2.6 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively, to adjusted earnings due to the application of the if-converted method on non-managing member units, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share for all periods presented.

(8)	Adjusted to include average non-managing member units of 2,225,248 and 2,150,148 for the six months ended June 30, 2007 and 2006, respectively, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Financial Condition

Commercial Lending & Investment Segment

Portfolio Composition

We provide commercial loans to businesses that require customized and sophisticated financing. We also invest in real estate and selectively make equity investments. As of June 30, 2007 and December 31, 2006, our commercial lending and investment portfolio comprised the following:

	June 30,	December 31,
	2007	2006
	($ in thousands)

Commercial loans	$8,941,593	$7,850,198
Direct real estate investments	1,032,838	722,303
Equity investments	175,968	150,090

Total	$10,150,399	$8,722,591

Commercial Lending Portfolio Composition

Our total commercial loan portfolio reflected in the portfolio statistics below includes loans, loans held for sale and receivables under reverse-repurchase agreements. The composition of our commercial loan portfolio by loan type and by commercial finance business as of June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007		December 31, 2006
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured loans(1)	$5,365,138	60%	$4,704,166	60%
First mortgage loans(1)	2,864,816	32	2,542,222	32
Subordinate loans	711,639	8	603,810	8

Total	$8,941,593	100%	$7,850,198	100%

Composition of loan portfolio by business:
Structured Finance	$3,534,140	40%	$2,839,716	36%
Healthcare and Specialty Finance	2,798,002	31	2,775,748	35
Corporate Finance	2,609,451	29	2,234,734	29

Total	$8,941,593	100%	$7,850,198	100%

(1)	Includes Term B loans.

We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by commercial finance business as of June 30, 2007 were as follows:

	Number	Average	Number of	Average Loan
	of Loans	Loan Size	Clients	Size per Client
	($ in thousands)

Composition of loan portfolio by business:
Healthcare and Specialty Finance	426	$6,568	300	$9,327
Structured Finance	266	13,286	219	16,138
Corporate Finance	448	5,825	210	12,426

Overall loan portfolio	1,140	7,844	729	12,266

The scheduled maturities of our commercial loan portfolio by loan type as of June 30, 2007 were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Scheduled maturities by loan type:
Senior secured loans(1)	$714,116	$4,297,112	$353,911	$5,365,139
First mortgage loans(1)	1,082,917	1,639,532	142,366	2,864,815
Subordinate loans	68,540	106,303	536,796	711,639

Total	$1,865,573	$6,042,947	$1,033,073	$8,941,593

(1)	Includes Term B loans.

The dollar amounts of all fixed-rate and adjustable-rate commercial loans by loan type as of June 30, 2007 were as follows:

	Adjustable	Fixed
	Rates	Rates	Total
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured loans(1)	$5,306,738	$58,401	$5,365,139
First mortgage loans(1)	2,562,182	302,633	2,864,815
Subordinate loans	577,299	134,340	711,639

Total	$8,446,219	$495,374	$8,941,593

Percentage of total loan portfolio	94%	6%	100%

(1)	Includes Term B loans.

As of June 30, 2007, our Healthcare and Specialty Finance, Structured Finance and Corporate Finance businesses had commitments to lend up to an additional $1.9 billion, $2.5 billion and $0.6 billion, respectively, to 300, 219 and 210 existing clients, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed loan agreements

Credit Quality and Allowance for Loan Losses

As of June 30, 2007 and December 31, 2006, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	June 30,	December 31,
Commercial Loan Asset Classification	2007	2006
	($ in thousands)

Loans 60 or more days contractually delinquent	$97,040	$88,067
Non-accrual loans(1)	176,088	183,483
Impaired loans(2)	349,486	281,377
Less: loans in multiple categories	(251,753)	(230,469)

Total	$370,861	$322,458

Total as a percentage of total loans	4.15%	4.11%

Total as a percentage of all commercial assets(3)	3.72%	3.76%

(1)	Includes commercial loans with an aggregate principal balance of $31.0 million and $47.0 million as of June 30, 2007 and December 31, 2006, respectively, which were also classified as loans 60 or more days contractually delinquent. Includes non-performing loans classified as held for sale that have an aggregate principal balance of

$3.0 million as of June 30, 2007. There were no non-performing loans classified as held for sale as of December 31, 2006.

(2)	Includes commercial loans with an aggregate principal balance of $78.7 million and $47.0 million as of June 30, 2007 and December 31, 2006, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $173.1 million and $183.5 million as of June 30, 2007 and December 31, 2006, respectively, which were also placed on non-accrual status.

(3)	Commercial assets include commercial loans, loans held for sale, receivables under reverse-repurchase agreements and direct real estate investments.

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

During the six months ended June 30, 2007, we classified commercial loans with an aggregate carrying value of $69.9 million as of June 30, 2007 as troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of June 30, 2007, commercial loans with an aggregate carrying value of $160.7 million were classified as troubled debt restructurings. Additionally, under SFAS No. 114, loans classified as troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans classified as troubled debt restructurings was $12.3 million as of June 30, 2007. For the year ended December 31, 2006, commercial loans with an aggregate carrying value of $194.7 million as of December 31, 2006 were classified as troubled debt restructurings. The allocated reserve for commercial loans classified as troubled debt restructurings was $31.5 million as of December 31, 2006.

Middle market lending involves credit risks that we believe will result in further credit losses in our portfolio. We have provided an allowance for loan losses to cover estimated losses inherent in our commercial loan portfolio. Our allowance for loan losses was $127.5 million and $120.6 million as of June 30, 2007 and December 31, 2006, respectively. These amounts equate to 1.43% and 1.54% of gross loans as of June 30, 2007 and December 31, 2006, respectively. Of our total allowance for loan losses as of June 30, 2007 and December 31, 2006, $33.3 million and $37.8 million, respectively, were allocated to impaired loans. During the six months ended June 30, 2007 and 2006, we charged off loans totaling $23.7 million and $12.5 million, respectively. Net charge offs as a percentage of average loans was 0.57% and 0.39% for the six months ended June 30, 2007 and 2006, respectively.

Direct Real Estate Investments

We acquire real estate for long-term investment purposes. These direct real estate investments are generally leased to clients through the execution of long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of June 30, 2007 and December 31, 2006, we had $1.0 billion and $722.3 million in direct real estate investments, respectively, which consisted primarily of land and buildings.

Equity Investments

We commonly acquire equity interests in connection with loans to clients. These investments include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments.

As of June 30, 2007 and December 31, 2006, the carrying values of our investments in our Commercial Lending & Investment segment were $176.0 million and $150.1 million, respectively. Included in these balances were investments carried at fair value totaling $29.1 million and $34.6 million, respectively.

Residential Mortgage Investment Segment

Portfolio Composition

We invest directly in residential mortgage investments and, as of June 30, 2007 and December 31, 2006, our portfolio of residential mortgage investments was as follows:

	June 30,	December 31,
	2007	2006
	($ in thousands)

Mortgage-related receivables(1)	$2,162,716	$2,295,922
Residential mortgage-backed securities:
Agency(2)	4,290,965	3,502,753
Non-Agency(3)	21,575	34,243

Total	$6,475,256	$5,832,918

(1)	Represents secured receivables that are backed by adjustable rate, prime residential mortgage loans that are further described in Note 4, Mortgage-Related Receivables and Related Owners Trust Transactions, in our accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2007.

(2)	Represent mortgage-backed securities (“MBS”) whose payments of principal and interest are guaranteed by Fannie Mae or Freddie Mac. See the following paragraph for a description of these securities.

(3)	See following paragraph for a description of these securities.

We invest in RMBS, which are securities collateralized by residential mortgage loans. Over 99% of our investments in RMBS are represented by mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency MBS”). Substantially all of our Agency MBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We also invest in RMBS that are credit-enhanced through the use of subordination or in other ways that are inherent in a corresponding securitization transaction (hereinafter, “Non-Agency MBS”). We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying consolidated balance sheets. The coupons on the loans underlying RMBS are fixed for stipulated periods of time and then reset annually thereafter. The weighted average net coupon of Agency MBS in our portfolio was 5.06% as of June 30, 2007 and the weighted average reset date for the portfolio was approximately 46.7 months. The weighted average net coupon of Non-Agency MBS in our portfolio was 8.38% as of June 30, 2007. The fair values of our Agency MBS and Non-Agency MBS were $4.3 billion and $21.6 million, respectively, as of June 30, 2007.

As of June 30, 2007, we had $2.2 billion in mortgage-related receivables secured by prime residential mortgage loans. As of June 30, 2007, the weighted average interest rate on these receivables was 5.37%, and the weighted average contractual maturity was approximately 28.3 years. See further discussion on our accounting treatment of mortgage-related receivables in Note 4, Mortgage-Related Receivables and Related Owners Trust Securitizations, in our accompanying consolidated financial statements.

Credit Quality and Allowance for Loan Losses

Mortgage-related receivables, including real estate owned that was obtained through the foreclosure of certain of such receivables, are comprised as follows:

Mortgage-Related Receivable (“MRR”) Asset Classification	June 30,2007		December 31,2006
	($ in thousands)
		% of MRR		% of MRR

Total mortgage-related receivables	$2,162,715	100%	$2,295,922	100%
Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or are in the process of foreclosure	7,531	0.35%(1)	2,364	0.10%
Foreclosed assets	2,058	0.10%	—	—

(1)	By comparison, in its June 2007 Monthly Summary Report, Fannie Mae reported a serious delinquency rate (SDQ) of 0.62% for conventional single family loans that are three months or more past due or in foreclosure process while, in its June 2007 Monthly Volume Summary, Freddie Mac reported an SDQ of 0.49% for comparable types of single family loans.

In connection with such assets, we recorded no provision for loan losses for the six months ended June 30, 2007 and the allowance for loan losses was $0.4 million as of June 30, 2007. We recorded a provision for loan losses of $0.3 million related to our mortgage-related receivables during the six months ended June 30, 2006, and the allowance for loan losses was $0.4 million as of December 31, 2006. Through June 30, 2007, we have recognized less than $1,000 in total realized losses on such mortgage-related receivables.

Financing

We have financed our investments in RMBS primarily through repurchase agreements. As of June 30, 2007 and December 31, 2006, our outstanding repurchase agreements totaled $4.2 billion and $3.4 billion, respectively. As of June 30, 2007, repurchase agreements that we executed had maturities of between 2 and 30 days and a weighted average borrowing rate of 5.29%.

Our investments in residential mortgage-related receivables were financed primarily through debt issued in connection with two securitization transactions. As of June 30, 2007, the total outstanding balance of these debt obligations was $2.2 billion. The interest rates on all classes of the notes within each securitization are fixed for various periods of time and then reset annually thereafter, with a weighted average interest rate of 4.94% as of June 30, 2007. The notes within each securitization are scheduled to mature at various dates through 2036.

The interest rates on our repurchase agreements, securitization-based debt and other financings may change at different times and in different magnitudes than the interest rates earned on our residential mortgage investments. See Market Risk Management below for a discussion of our interest rate risk management program related to our residential mortgage investment portfolio.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, which include funding our existing commercial loan and investment commitments, acquiring residential mortgage investments, funding ongoing commitments to repay borrowings, paying dividends and for other general business purposes. Our primary sources of funds consist of cash flows from operations, borrowings under our existing and future repurchase agreements, credit facilities, term debt, subordinated debt and convertible debt, proceeds from issuances of equity and other sources. We believe these sources of financing are sufficient to meet our short-term liquidity needs. We have applied for an Industrial Loan Corporation charter (“ILC”) with the Federal Deposit Insurance Corporation

(“FDIC”), which we expect would enable us to obtain additional funds through the brokered deposit market. In March 2007, we received correspondence from the FDIC approving our application for FDIC deposit insurance, subject to certain conditions, and we are currently reviewing and analyzing the conditions of the approval to understand the impact on our overall operations. If and when operational, both the ILC and TierOne Bank will provide additional sources of liquidity: the ILC will provide access to wholesale deposits and TierOne Bank will provide access to retail deposits, wholesale deposits, and Federal Home Loan Bank borrowings.

As of June 30, 2007, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $2.6 billion. Commitments do not include transactions for which we have signed commitment letters but not yet signed loan agreements. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund unfunded commitments generally is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. Provided that our clients’ additional collateral meets all of the eligibility requirements of our funding sources, we believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy these commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

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

Cash and Cash Equivalents

As of June 30, 2007 and December 31, 2006, we had $271.5 million and $396.2 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments.

We had $221.7 million and $240.9 million of restricted cash as of June 30, 2007 and December 31, 2006, respectively. The restricted cash primarily represents both principal and interest collections on loans collateralizing our term debt and on loans pledged to our credit facilities. We also have restricted cash representing other items such as client holdbacks, escrows and securities pledged as collateral to secure our repurchase agreements and related derivatives. Principal repayments, interest rate swap payments, interest payable and servicing fees are deducted from the monthly principal and interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Sources and Uses of Cash

For the six months ended June 30, 2007 and 2006, we (used) generated cash from operations of $(809.2) million and $94.2 million, respectively. Included within these amounts are cash inflows and outflows related to our Agency MBS that are classified as trading investments and loans held for sale.

Cash from our financing activities is generated from proceeds from our issuance of equity, borrowings on our repurchase agreements, credit facilities and term debt and from our issuance of convertible debt and subordinated debt. Our financing activities primarily use cash to repay repurchase agreements, term debt borrowings and to pay cash dividends. For the six months ended June 30, 2007 and 2006, we generated cash flow from financing activities of $1.7 billion and $3.6 billion, respectively.

Investing activities primarily relate to loan origination, purchases of residential mortgage investments, primarily mortgage-related receivables, and acquisitions of direct real estate investments. For the six months ended June 30, 2007 and 2006, we used cash in investing activities of $1.0 billion and $3.7 billion, respectively.

Borrowings

As of June 30, 2007 and December 31, 2006, we had outstanding borrowings totaling $14.6 billion and $12.9 billion, respectively. Borrowings under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt have supported our growth. For a detailed discussion of our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K and Note 10, Borrowings, in our accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2007.

Our overall debt strategy emphasizes diverse sources of financing including both secured and unsecured financings. As of June 30, 2007, approximately 88% of our debt was collateralized by our loans and residential mortgage investments and 12% was unsecured. We intend to increase our percentage of unsecured debt over time through both unsecured credit facilities and unsecured term debt. In April 2007, Standard and Poor’s issued a BBB- rating of our senior unsecured debt and Fitch Ratings affirmed our BBB- senior unsecured debt rating. We may apply for ratings from other rating agencies, and our goal is to improve all of these ratings over time. As our ratings improve, we should be able to issue more unsecured debt relative to the amount of our secured debt. In any case, we intend to maintain prudent levels of leverage and currently expect our debt to equity ratio on our commercial lending portfolio to remain below 5x.

Repurchase Agreements

We entered into one new master repurchase agreement during the six months ended June 30, 2007. We also borrowed under our existing repurchase agreements with various financial institutions to finance purchases of RMBS during the six months ended June 30, 2007. Agency MBS, Non-Agency MBS and short term liquid investments collateralize our repurchase agreements as of June 30, 2007. Substantially all of our repurchase agreements and related derivative instruments require us to deposit additional collateral if interest rates change or the market value of existing collateral declines, which may require us to sell assets to reduce our borrowings.

Credit Facilities

Our committed credit facility capacity was $5.3 billion and $5.0 billion, respectively, as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, we had seven credit facilities, five of which are secured and two of which are unsecured, with a total of 25 financial institutions. We primarily use these facilities to fund our loans and for general corporate purposes. To date, many loans have been held, or warehoused, in our secured credit facilities until we complete a term debt transaction in which we securitize a pool of loans from these facilities. We primarily use the proceeds from our term debt transactions to pay down our credit facilities, which results in increased capacity to redraw on them as needed. As of June 30, 2007, three of our credit facilities, with a total capacity of $1.6 billion, were scheduled to mature within one year. The amount outstanding under these facilities was $1.1 billion as of June 30, 2007. Our other four credit facilities, with a total capacity of $3.7 billion, have scheduled maturity dates between one and two years, of which $2.7 billion is subject to annual renewal.

In February 2007, we entered into a CAD$75.0 million unsecured one-year revolving credit facility with the Royal Bank of Canada. We expect to use the funds available under this facility to primarily finance the origination of commercial loan assets. Interest on borrowings under the credit facility is charged at the Canadian Bankers Acceptance rate plus a margin based on the credit ratings we receive on our public debt. As of June 30, 2007, the interest rate charged under this facility totaled 5.47%. This facility is scheduled to mature on February 19, 2008.

In March 2007, we amended our $300.0 million secured, revolving credit facility with JPMorgan Chase Bank, N.A. to, among other things, increase certain concentration limits, to lower the interest rate that we are charged on Eurocurrency borrowings by 10 basis points to Adjusted LIBOR, as defined, plus 0.65%, and to establish the interest rate that we are charged on United States Dollar borrowings at the commercial paper rate plus 0.65%. Also, the commitment termination date on this facility was changed from June 30, 2008 to March 25, 2008.

In March 2007, we amended our $287.1 million loan agreement with Column Financial Inc. to, among other things, modify the interest rate to one-month LIBOR plus 1.85% and change the maturity date from January 11, 2017 to April 9, 2009, with three one-year extensions at our option.

In April 2007, we entered into a $1.25 billion secured, revolving credit facility with Citigroup Global Markets Realty Corp. (“Citigroup”) that replaced our borrowings under our $400 million secured credit facility led by an affiliate of Citigroup Global Markets Inc. We expect to use the funds available under this facility to finance the origination of commercial loans. The credit facility is secured by certain commercial loans from our portfolio. On August 2, 2007, we increased the commitment amount to $1.50 billion, as permitted under the terms of the facility and we extended the facility maturity date to August 1, 2008 from October 16, 2007. In consideration for such extension, we amended the facility to (i) decrease the maximum advance rate to 85% from 90% of the outstanding principal balance of commercial loans transferred to this facility, and (ii) increase the interest rate that we are charged on borrowings by 30 basis points to one-month LIBOR plus 0.90%, subject to adjustment under certain circumstances, in each case effective September 1, 2007. There were no other material changes in the terms and conditions of the facility.

In April 2007, in connection with consummation of the secured, revolving credit facility with Citigroup described above, we fully repaid all amounts outstanding under our $906.0 million multi-bank secured credit facility led by BMO Capital Markets Corp. (as successor to Harris Nesbitt Corp.), and terminated the credit facility, which was scheduled to mature in May 2007.

In June 2007, we amended our $640.0 million unsecured syndicated revolving credit facility with Wachovia Bank N.A as Administrative Agent to increase the total commitment amount under the facility to $1.05 billion. At our option, under certain circumstances, the amendment allows the total commitment amount under the facility to be increased to $1.25 billion. Six new institutions joined the lending syndicate, bringing the total number of lenders to 23 and eleven institutions increased their commitment. There were no other material changes in the terms and conditions of the facility.

Term Debt

In January 2007, we repaid all amounts outstanding under our series 2004-2 Term Debt notes.

In April 2007, we completed an $800.0 million term debt securitization that was recorded as an on-balance sheet financing. We sold $738.0 million of floating-rate asset-backed notes, which are backed by an $800.0 million diversified pool of senior and subordinated commercial loans from our portfolio. The value of the notes sold to investors represented 92.25% of the value of the collateral pool and we retained notes representing 7.75% of the value of the collateral pool and the trust certificate. The blended pricing for the notes sold to investors (excluding fees) was one-month LIBOR plus 28.3 basis points. We used the proceeds to repay borrowings under certain of our credit facilities and to pay certain transaction fees and expenses.

In June 2007, we repaid all amounts outstanding under our series 2003-2 and 2005-1 Term Debt notes.

Subordinated Debt

In March 2007, we issued $38.7 million in junior subordinated debt to a newly formed statutory trust, CapitalSource Trust Preferred Securities 2007-1 (“2007-1 TP Trust”). We formed the 2007-1 TP Trust in March 2007, with an initial capitalization in common securities of $1.2 million for the sole purpose of issuing $37.5 million of preferred securities (the “2007-1 TP Securities”) to outside investors. The 2007-1 TP Trust, which is not consolidated for financial statement purposes, used the initial capitalization and the proceeds from the sale of the 2007-1 TP Securities to acquire the junior subordinated debt that we issued.

The 2007-1 TP Securities bear interest at a coupon that is based on three-month LIBOR plus 1.95%, resetting quarterly. The 2007-1 TP Securities, which mature on April 30, 2037, are callable at par in whole or in part at any time after April 30, 2012. The 2007-1 TP Securities are unsecured and junior in right of payment to all of our indebtedness.

In June 2007, we issued $41.2 million in junior subordinated debt to a newly formed statutory trust, CapitalSource Trust Preferred Securities 2007-2 (“2007-2 TP Trust”). We formed the 2007-2 TP Trust in June 2007, with an initial capitalization in common securities of $1.2 million for the sole purpose of issuing $40.0 million of preferred securities (the “2007-2 TP Securities”) to outside investors. The 2007-2 TP Trust used the initial capitalization and the proceeds from the sale of the 2007-2 TP Securities to acquire the junior subordinated debt that we issued.

The 2007-2 TP Securities bear interest at a floating interest rate based on three-month LIBOR plus 1.95%, resetting quarterly. The 2007-2 TP Securities, which mature on July 30, 2037, are callable at par in whole or in part at any time after July 30, 2012 and are unsecured and junior in right of payment to all of our indebtedness.

Convertible Debt

In April 2007, we completed exchange offers relating to our 1.25% Debentures and our 3.5% Debentures. At closing, we issued $177.4 million in aggregate principal amount of a new series of senior subordinated convertible debentures due 2034, bearing interest at a rate of 1.625% per year until March 15, 2009 (the “1.625% Debentures”), in exchange for a like principal amount of our 1.25% Debentures. In addition, we issued $321.6 million in aggregate principal amount of a new series of 4% senior subordinated convertible debentures due 2034 (the “4% Debentures,” together with the 1.625% Debentures, the “Subordinated Debentures”) in exchange for a like principal amount of our 3.5% Debentures.

The Subordinated Debentures are guaranteed on a senior subordinated basis by CapitalSource Finance. The Subordinated Debentures rank junior to all of our other existing and future secured and unsecured and unsubordinated indebtedness, including the Senior Debentures that were not exchanged, and senior to our existing and future subordinate indebtedness.

In addition, we amended the documents governing our convertible bond hedge transaction to provide, among other things, for those documents to relate to shares issuable upon conversion of both the 1.25% Debentures and the 1.625% Debentures.

The Subordinated Debentures provide for a make-whole amount upon conversion in connection with certain transactions or events that may occur prior to March 15, 2009 and July 15, 2011 for the 1.625% Debentures and the 4% Debentures, respectively, which, under certain circumstances, will increase the conversion rate by a number of additional shares. The Subordinated Debentures do not provide for the payment of contingent interest.

Like the 1.25% Debentures, and as of June 30, 2007, the 1.625% Debentures are convertible, subject to certain conditions described below, into shares of our common stock at a rate of 41.5818 shares of common stock per $1,000 principal amount of debentures. The conversion rate will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The 1.625% Debentures are redeemable for cash at our option at any time on or after March 15, 2009 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 1.625% Debentures have the right to require us to repurchase some or all of their debentures for cash on March 15, 2009, March 15, 2014, March 15, 2019, March 15, 2024 and March 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the 1.625% Debentures also have the right to require us to repurchase some or all of their 1.625% Debentures upon certain events constituting a fundamental change.

Holders of the 1.625% Debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the 1.625% Debentures falls below a specified threshold, (3) the 1.625% Debentures have been called for redemption, or (4) specified corporate transactions occur. See Note 10, Borrowings, in our accompanying consolidated financial statements for the three and six months ended June 30, 2007 for a detailed discussion of these conditions.

Like the 3.5% Debentures, and as of June 30, 2007, the 4% Debentures are convertible, subject to certain conditions, into shares of our common stock at a conversion rate of 39.7693 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $25.15 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The 4% Debentures are redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 4% Debentures have the right to require us to repurchase some or all of their 4% Debentures for cash on July 15, 2011, July 15, 2014, July 15, 2019, July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the 4% Debentures also have the right to require us to repurchase some or all of their 4% Debentures upon certain events constituting a fundamental change.

Holders of the 4% Debentures may convert their debentures prior to maturity only if: (1) the sale price of our common stock reaches specified thresholds, (2) the trading price of the 4% Debentures falls below a specified threshold, (3) the 4% Debentures have been called for redemption, or (4) specified corporate transactions occur. See Note 10, Borrowings, in our accompanying consolidated financial statements for the three and six months ended June 30, 2007 for a detailed discussion of these conditions.

To the extent that the respective conversion prices are adjusted below the price of our common stock at the time the Subordinated Debentures were issued, we would be required to record a beneficial conversion option, which would impact both our net income and net income per share. This has not occurred as of June 30, 2007.

For a detailed discussion of the terms of the Senior Debentures, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K.

Debt Covenant Compliance

CapitalSource Finance LLC, one of our wholly owned indirect subsidiaries, services loans collateralizing our secured credit facilities and term debt and is required to meet various financial and non-financial covenants. Failure to meet the covenants could result in the servicing being transferred to another servicer. The notes under the trusts established in connection with our term debt include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates. We, and certain of our other wholly owned subsidiaries, also have certain financial and non-financial covenants related to our unsecured credit facility, subordinated debt and our other debt financings. As of June 30, 2007, we believe we were in compliance with all of our covenants.

Equity

We offer a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three and six months ended June 30, 2007, we received proceeds of $60.4 million and $186.7 million, respectively, related to the direct purchase of 2.4 million and 7.5 million shares of our common stock pursuant to the DRIP, respectively. During the three and six months ended June 30, 2006, we received proceeds of $39.7 million related to the direct purchase of 1.7 million shares of our common stock pursuant to the DRIP. In addition, we received proceeds of $21.7 million and $29.5 million related to cash dividends reinvested for 0.9 million and 1.2 million shares of our common stock during the three and six months ended June 30, 2007, respectively. We received proceeds of

$3.4 million and $5.1 million related to cash dividends reinvested for 0.1 million and 0.2 million shares of our common stock, respectively, during the three and six months ended June 30, 2006, respectively.

Commitments, Guarantees & Contingencies

As of June 30, 2007 and December 31, 2006, we had unfunded commitments to extend credit to our clients of $5.0 billion and $4.1 billion, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed loan agreements. Our obligation to fund unfunded commitments generally is based on our client’s ability to provide the required collateral and to meet certain other preconditions to borrowing. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create a breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business. We currently believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments.

One of our wholly owned indirect subsidiaries has provided limited financial guarantees to third-party warehouse lenders that financed the purchase of $298.3 million of commercial loans by two special purpose entities to which one of our other wholly owned indirect subsidiaries provides advisory services in connection with their purchase of commercial loans. We have provided the warehouse lenders with limited guarantees under which we agreed to assume a portion of net losses realized in connection with those loans held by the special purpose entities up to a specified loss limit. One guarantee is due to expire on September 24, 2007 and the other guarantee is scheduled to expire on December 31, 2007. Such guarantees may terminate earlier to the extent that the warehouse facility is refinanced prior to the guarantee’s expiry. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, (“FIN 46(R)”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we determined that we are not required to recognize the assets and liabilities of these special purpose entities for financial statement purposes as of June 30, 2007.

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

Concentrations of Credit Risk

In our normal course of business, we engage in commercial lending activities with borrowers primarily throughout the United States. As of June 30, 2007 and December 31, 2006, the entire commercial loan portfolio was diversified such that no single borrower was greater than 4% of the portfolio. As of June 30, 2007, the single largest industry concentration was business products and services, which made up approximately 14% of our commercial loan portfolio. As of June 30, 2007, the largest geographical concentration was Florida, which made up approximately 16% of our commercial loan portfolio. As of June 30, 2007, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 98% of the investments. As of June 30, 2007, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 34% of the investments.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. We obtain collateral from certain counterparties for amounts in excess of exposure limits and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from a counterparty and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” As of June 30, 2007 and December 31, 2006, the gross positive fair value of our derivative financial instruments was $45.9 million and $23.7 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $28.5 million and $16.1 million as of June 30, 2007 and December 31, 2006, respectively. We did not hold collateral against derivative financial instruments as of June 30, 2007 and December 31, 2006. Accordingly, our net exposure to derivative counterparty credit risk as of June 30, 2007 and December 31, 2006 was $17.4 million and $7.6 million, respectively.

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

The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to our commercial lending and investment portfolio as of June 30, 2007 were as follows:

Estimated (Decrease)
Increase in
Rate Change	Net Interest Income
(Basis Points)	Over 12 Months
($ in thousands)

−100	$(4,810)
−50	(3,990)
+ 50	4,690
+ 100	9,760

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed a 75% advance rate on our variable rate borrowings.

Approximately 40% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of June 30, 2007. The loans with interest rate floors as of June 30, 2007 were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Exceeding the interest rate floor	$3,446,460	38%
At the interest rate floor	97,341	1
Below the interest rate floor	59,377	1
Loans with no interest rate floor	5,338,415	60

Total	$8,941,593	100%

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

The estimated changes in fair value based on changes in interest rates applied to our residential mortgage investment portfolio as of June 30, 2007 were as follows:

	Estimated (Decrease)
Rate Change	Increase	Percentage of Total
(Basis Points)	in Fair Value	Segment Assets
	($ in thousands)

−100	$(7,332)	(0.11)%
−50	(1,066)	(0.02)
+ 50	(1,114)	(0.02)
+ 100	(3,657)	(0.06)

For the purposes of the above analysis, our residential mortgage investment portfolio includes all of our investments in residential mortgage-related receivables, Agency MBS, term debt and related derivatives as of June 30, 2007.

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

We are exposed to certain financial market risks, which are discussed in detail in the in the Market Risk Management section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q, in Item 7a, Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K for the year ended December 31, 2006 and documents subsequently filed by us with the Securities and Exchange Commission, including our Current Report on Form 8-K as filed with the SEC on July 23, 2007. In addition, for a detailed discussion of our derivatives, see Note 20, Derivative Instruments, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

See the discussion of our risk factors in the Risk Factors section of our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K and our Current Report on Form 8-K dated July 23, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended June 30, 2007 was as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

April 1 — April 30, 2007	2,626,972	$25.18	—	—
May 1 — May 31, 2007	329,587	26.27	—	—
June 1 — June 30, 2007	581,802	25.26	—	—

Total	3,538,361	25.29

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 3, 2007, two proposals were submitted to a vote of our shareholders.

1. Election of Directors — Two directors were elected to serve on our Board of Directors for a term that ends at the 2010 Annual Meeting. The number of votes cast in favor and withheld for each nominee were as follows:

Nominee	In Favor	Withheld

Andrew B. Fremder	152,650,013	7,194,247
Lawrence C. Nussdorf	157,618,434	2,225,827

In addition, the directors serving on our Board of Directors until the end of their terms in office are as follows:

Director	Term Ends

Frederick W. Eubank, II	2008 Annual Meeting
Jason M. Fish	2008 Annual Meeting
Timothy M. Hurd	2008 Annual Meeting
William G. Byrnes	2009 Annual Meeting
John K. Delaney	2009 Annual Meeting
Sara L. Grootwassink	2009 Annual Meeting
Thomas F. Steyer	2009 Annual Meeting
C. William Hosler (appointed effective July 1, 2007)	2010 Annual Meeting

2. Ratification of Auditors — The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2007. The number of votes cast in favor and against the proposal, as well as the number of abstentions were as follows:

In Favor	Against	Abstained

159,086,874	659,904	97,481

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: August 8, 2007	/s/ JOHN K. DELANEY John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007	/s/ THOMAS A. FINK Thomas A. Fink Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2007	/s/ DAVID C. BJARNASON David C. Bjarnason Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No		Description

3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated May 3, 2006).
3.2		Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.1		Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-106076)).
4.18		Indenture dated as of April 12, 2007, by and between CapitalSource Commercial Loan Trust 2007-1, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 18, 2007).
4.19		Indenture dated as of April 19, 2007, by and between CapitalSource Funding VII Trust, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 25, 2007).
4.20		Form of First Supplemental Indenture between the Company, CapitalSource Finance LLC and Wells Fargo Bank, N.A., as Trustee. (incorporated by reference to the exhibit 4.1 to the registrant’s Current Report on Form 8-K dated July 25, 2007).
4.21		Form of 7.250% Senior Subordinated Convertible Note due 2037 (incorporated by reference to the exhibit 4.2 to the registrant’s Current Report on Form 8-K dated July 25, 2007).
10	.14.4	Side Letter, dated as of April 19, 2007, among CapitalSource Funding II Trust, as Issuer, CS Funding II Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator and Servicer, Wells Fargo Bank, National Association, as Indenture Trustee, Collateral Custodian, and Backup Servicer, and Citigroup Global Markets Realty Corp. and Transamerica Life Insurance Company, as Noteholders/Purchasers. †
10	.21*	CapitalSource Inc. Amended and Restated Deferred Compensation Plan, dated as of July 31, 2007. †
10	.23.1	Amended Call Option Transaction Confirmation, dated as of April 4, 2007, between CapitalSource Inc. and JPMorgan Chase Bank (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10	.23.2	Amended Warrant Transaction Confirmation, dated as of April 4, 2007, between CapitalSource Inc. and JPMorgan Chase Bank (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10	.23.3	Call Option Transaction Confirmation, dated as of April 4, 2007, between CapitalSource Inc. and JPMorgan Chase Bank (incorporated by reference to the same-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.54		Amended and Restated Credit Agreement, dated as of March 14, 2006, (Composite Version; Reflects All Amendments through June 29, 2007) among CapitalSource Inc., as Borrower, the Guarantors and Lenders as listed in the Credit Agreement, Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A., as Issuing Lender, Wachovia Capital Markets, LLC, as Sole Bookrunner and Lead Arranger, and Bank of Montreal, Barclays Bank PLC and SunTrust Bank, as Co-Documentation Agents. †
10.71		Sale and Servicing Agreement, dated as of April 12, 2007, by and among CapitalSource Commercial Loan Trust 2007-1, as the Issuer, CapitalSource Commercial Loan LLC, 2007-1, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 18, 2007).
10.72		Note Purchase Agreement, dated as of April 19, 2007, among CapitalSource Funding VII Trust, as Issuer, CS Funding VII Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 25, 2007).

Exhibit
No		Description

10.73		Sale and Servicing Agreement, dated as of April 19, 2007, by and among CapitalSource Funding VII Trust, as Issuer, as the Issuer, and CS Funding VII Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated April 25, 2007).
10.74		First Amendment to the Note Purchase Agreement, dated as of August 2, 2007, among CapitalSource Funding VII Trust, as Issuer, CS Funding VII Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser. †
10.75		First Amendment to the Sale and Servicing Agreement, dated as of August 2, 2007, by and among CapitalSource Funding VII Trust, as Issuer, as the Issuer, and CS Funding VII Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer. †
10	.76*	Form of Restricted Stock Agreement for Directors, CapitalSource Inc. Third Amended and Restated Equity Incentive Plan. †
10	.77*	Form of Restricted Stock Unit Agreement for Directors, CapitalSource Inc. Third Amended and Restated Equity Incentive Plan. †
10	.78*	Form of Non-Qualified Option Agreement for Directors, CapitalSource Inc. Third Amended and Restated Equity Incentive Plan. †
10	.79*	Form of Restricted Stock Agreement, CapitalSource Inc. Third Amended and Restated Equity Incentive Plan. †
10	.80*	Form of Restricted Stock Unit Agreement, CapitalSource Inc. Third Amended and Restated Equity Incentive Plan. †
10	.81*	Form of Non-Qualified Option Agreement, CapitalSource Inc. Third Amended and Restated Equity Incentive Plan. †
12.1		Ratio of Earnings to Fixed Charges.†
31.1		Rule 13a — 14(a) Certification of Chairman and Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 Certifications.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.