Form 10-Q
period 2007-09-30
CAPITALSOURCE INC
filed 2007-11-09
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 212,252,083.

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3
	Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2007 and 2006	4
	Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2007	5
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2006	6
	Notes to the Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	61
Item 4.	Controls and Procedures	61

PART II. OTHER INFORMATION
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 6.	Exhibits	62
Signatures		63
Index to Exhibits		64
EX-3.2
EX-4.20
Exhibit 4.20.1
EX-10.33
EX-12.1
EX-31.1
EX-31.2
EX-32

CapitalSource Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$245,862	$396,151
Restricted cash	296,789	240,904
Mortgage-related receivables, net	2,092,553	2,295,922
Mortgage-backed securities pledged, trading	4,159,037	3,502,753
Receivables under reverse-repurchase agreements	26,157	51,892
Loans held for sale	352,030	26,521
Loans:
Loans	9,251,283	7,771,785
Less deferred loan fees and discounts	(132,673)	(130,392)
Less allowance for loan losses	(111,692)	(120,575)

Loans, net	9,006,918	7,520,818
Direct real estate investments, net	1,031,905	722,303
Investments	190,104	184,333
Other assets	351,329	268,977

Total assets	$17,752,684	$15,210,574

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$4,030,477	$3,510,768
Credit facilities	2,701,685	2,251,658
Term debt	6,550,232	5,809,685
Other borrowings	1,612,258	1,288,575
Other liabilities	322,477	200,498

Total liabilities	15,217,129	13,061,184
Noncontrolling interests	45,490	56,350
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 208,540,632 and 182,752,290 shares issued, respectively; 208,540,632 and 181,452,290 shares outstanding, respectively)	2,085	1,815
Additional paid-in capital	2,664,842	2,139,421
Accumulated deficit	(181,336)	(20,735)
Accumulated other comprehensive income, net	4,474	2,465
Treasury stock, at cost	—	(29,926)

Total shareholders’ equity	2,490,065	2,093,040

Total liabilities, noncontrolling interests and shareholders’ equity	$17,752,684	$15,210,574

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
	($ in thousands, except per share data)

Net investment income:
Interest income	$344,043	$280,066	$944,781	$731,601
Fee income	29,338	53,955	124,421	132,100

Total interest and fee income	373,381	334,021	1,069,202	863,701
Operating lease income	27,490	7,855	69,934	19,174

Total investment income	400,871	341,876	1,139,136	882,875
Interest expense	232,754	170,118	619,694	421,818

Net investment income	168,117	171,758	519,442	461,057
Provision for loan losses	12,353	24,849	44,690	51,033

Net investment income after provision for loan losses	155,764	146,909	474,752	410,024
Operating expenses:
Compensation and benefits	38,309	33,924	116,937	101,374
Other administrative expenses	26,824	19,307	79,961	56,167

Total operating expenses	65,133	53,231	196,898	157,541
Other income (expense):
Diligence deposits forfeited	1,465	598	4,141	3,968
(Loss) gain on investments, net	(1,984)	7,223	21,181	5,483
(Loss) gain on derivatives	(15,494)	(5,074)	(14,596)	1,576
(Loss) gain on residential mortgage investment portfolio	(30,225)	2,291	(49,769)	220
Other income, net of expenses	(3,389)	5,700	16,545	11,131

Total other income	(49,627)	10,738	(22,498)	22,378
Noncontrolling interests expense	1,182	1,259	3,784	3,350

Net income before income taxes and cumulative effect of accounting change	39,822	103,157	251,572	271,511
Income taxes	11,557	22,304	60,251	52,945

Net income before cumulative effect of accounting change	28,265	80,853	191,321	218,566
Cumulative effect of accounting change, net of taxes	—	—	—	370

Net income	$28,265	$80,853	$191,321	$218,936

Net income per share:
Basic	$0.15	$0.47	$1.03	$1.34
Diluted	$0.15	$0.47	$1.02	$1.32
Average shares outstanding:
Basic	191,976,931	171,777,989	185,522,634	163,373,576
Diluted	193,607,986	173,354,891	187,636,502	166,028,844
Dividends declared per share	$0.60	$0.49	$1.78	$1.47

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

				Accumulated
		Additional		Other	Treasury	Total
	Common	Paid-In	Accumulated	Comprehensive	Stock,	Shareholders’
	Stock	Capital	Deficit	Income, Net	at Cost	Equity
	(Unaudited)
	($ in thousands)

Total shareholders’ equity as of December 31, 2006	$1,815	$2,139,421	$(20,735)	$2,465	$(29,926)	$2,093,040
Net income	—	—	191,321	—	—	191,321
Other comprehensive income:
Unrealized gains, net of tax	—	—	—	2,009	—	2,009

Total comprehensive income						193,330
Cumulative effect of adoption of FIN 48	—	—	(5,702)	—	—	(5,702)
Dividends paid	—	7,412	(346,220)	—	—	(338,808)
Issuance of common stock, net	258	488,828	—	—	29,926	519,012
Stock option expense	—	5,694	—	—	—	5,694
Exercise of options	3	4,690	—	—	—	4,693
Restricted stock activity	9	14,070	—	—	—	14,079
Beneficial conversion option on convertible debt	—	2,373	—	—	—	2,373
Tax benefit on exercise of options	—	1,098	—	—	—	1,098
Tax benefit on vesting of restricted stock grants	—	1,256	—	—	—	1,256

Total shareholders’ equity as of September 30, 2007	$2,085	$2,664,842	$(181,336)	$4,474	—	$2,490,065

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$191,321	$218,936
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	5,694	6,462
Restricted stock expense	26,214	18,530
Loss on extinguishment of debt	—	2,497
Non-cash prepayment fee	—	(8,353)
Cumulative effect of accounting change, net of taxes	—	(370)
Amortization of deferred loan fees and discounts	(66,844)	(65,808)
Paid-in-kind interest on loans	(19,697)	(7,021)
Provision for loan losses	44,689	51,033
Amortization of deferred financing fees and discounts	31,262	28,551
Depreciation and amortization	26,367	9,604
Benefit for deferred income taxes	(3,741)	(9,453)
Non-cash loss on investments, net	6,980	5,510
Non-cash loss (gain) on property and equipment disposals	559	(472)
Unrealized loss (gain) on derivatives and foreign currencies, net	10,302	(195)
Unrealized loss on residential mortgage investment portfolio, net	60,310	8,702
Net increase in mortgage-backed securities pledged, trading	(633,729)	(331,767)
Amortization of discount on residential mortgage investments	(29,862)	(22,786)
Increase in loans held for sale, net	(524,127)	(60,154)
(Increase) decrease in other assets	(68,493)	65,211
Increase in other liabilities	73,904	35,423

Cash used in operating activities	(868,891)	(55,920)
Investing activities:
Increase in restricted cash	(55,885)	(78,164)
Decrease (increase) in mortgage-related receivables, net	216,333	(2,391,783)
Decrease (increase) in receivables under reverse-repurchase agreements, net	25,735	(19,663)
Increase in loans, net	(1,256,925)	(1,365,905)
Acquisition of real estate, net of cash acquired	(253,182)	(66,375)
Acquisition of investments, net	(36,642)	(22,978)
Acquisition of property and equipment, net	(4,337)	(2,780)

Cash used in investing activities	(1,364,903)	(3,947,648)

Financing activities:
Payment of deferred financing fees	(35,421)	(37,874)
Borrowings under repurchase agreements, net	519,709	269,867
Borrowings on credit facilities, net	448,281	507,538
Borrowings of convertible debt	245,151	—
Borrowings of term debt	1,859,927	4,495,533
Repayments of term debt	(1,201,986)	(1,229,379)
Borrowings of subordinated debt	75,629	131,685
Proceeds from issuance of common stock, net of offering costs	507,479	498,931
Proceeds from exercise of options	4,693	5,283
Tax benefits on share-based payments	2,354	3,311
Payment of dividends	(342,311)	(314,080)

Cash provided by financing activities	2,083,505	4,330,815

(Decrease) increase in cash and cash equivalents	(150,289)	327,247
Cash and cash equivalents as of beginning of period	396,151	323,896

Cash and cash equivalents as of end of period	$245,862	$651,143

Noncash transactions from investing and financing activities:
Issuance of common stock in connection with dividends and real estate acquisition	$—	$309,736
Conversion of noncontrolling interests into common stock	11,533	—
Acquisition of real estate	110,675	—
Assumption of term debt	71,027	—
Assumption of intangible lease liability	28,554	—
Real estate acquired through foreclosure	12,791	—
See accompanying notes.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a specialized finance company operating as a real estate investment trust (“REIT”) and providing a broad array of financial products to middle market businesses. We primarily provide and invest in the following products:

•	First Mortgage Loans — Commercial loans that are secured by first mortgages on the property of the client;

•	Senior Secured Asset-Based Loans — Commercial loans that are underwritten based on our assessment of the client’s eligible collateral, including accounts receivable, real estate related receivables and/or inventory;

•	Senior Secured Cash Flow Loans — Commercial loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Term B, Second Lien and Mezzanine Loans — Commercial loans, including subordinated mortgage loans, that come after a client’s senior term loans in right of payment or upon liquidation;

•	Direct Real Estate Investments — Commercial investments primarily in land and buildings, that are leased to clients through the execution of long-term, triple-net operating leases;

•	Equity Investments — Opportunistic equity investments, typically in conjunction with commercial lending relationships and on the same terms as other equity investors; and

•	Residential Mortgage Investments — Investments in residential mortgage loans and residential mortgage-backed securities that constitute qualifying REIT assets.

In addition to providing and investing in the products described above, we also provide asset management and loan servicing services to third parties. These services include servicing loans syndicated to third parties and managing a collateralized loan obligation vehicle established in 2006. We receive various types of fees in exchange for providing these services.

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

The accompanying financial statements reflect our consolidated accounts, including all of our consolidated subsidiaries and the related consolidated results of operations with all intercompany balances and transactions eliminated in consolidation.

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

We own beneficial interests in special purpose entities (“SPEs”) that acquired and securitized pools of adjustable rate, prime residential mortgage loans. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, we determined that we were the primary beneficiary of the SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. In so doing, we also determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of these receivables, on our accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006. Recourse is limited to our purchased beneficial interests in the respective securitization trusts.

Recognized mortgage-related receivables are, in economic substance, mortgage loans. Such mortgage loans are all prime, hybrid adjustable rate loans. At acquisition by us, mortgage loans that back mortgage-related receivables had a weighted average loan-to-value ratio of 73% and a weighted average Fair Isaac & Co. (“FICO”) score of 737.

As of September 30, 2007 and December 31, 2006, the carrying amounts of our residential mortgage-related receivables, including accrued interest and the unamortized balance of purchase discounts, were $2.1 billion and $2.3 billion, respectively. As of September 30, 2007 and December 31, 2006, the weighted average interest rates on such receivables were 5.37% and 5.38%, respectively, and the weighted average contractual maturities were approximately 28.0 years and 28.7 years, respectively. As of September 30, 2007, approximately 95% of recognized mortgage-related receivables were financed with permanent term debt that was recognized by us through the consolidation of the referenced SPEs.

The allowances for loan losses related to our mortgage-related receivables were $0.8 million and $0.4 million as of September 30, 2007 and December 31, 2006, respectively, and were recorded in the accompanying consolidated balance sheets as reductions to the carrying value of mortgage-related receivables.

Note 5.	Residential Mortgage-Backed Securities and Certain Derivative Instruments

We invest in residential mortgage-backed securities (“RMBS”), which are securities collateralized by residential mortgage loans. These securities include mortgage-backed securities whose payments of principal

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2007 and December 31, 2006, we owned $4.1 billion and $3.5 billion, respectively, in Agency MBS that were pledged as collateral for repurchase agreements used to finance the purchase of these investments. As of September 30, 2007 and December 31, 2006, our portfolio of Agency MBS comprised hybrid adjustable-rate securities with varying fixed period terms issued and guaranteed by Fannie Mae or Freddie Mac. The weighted average net coupon of Agency MBS in our portfolio was 5.06% and 4.89% as of September 30, 2007 and December 31, 2006, respectively.

As of September 30, 2007 and December 31, 2006, the fair value of Agency MBS in our portfolio was $4.2 billion and $3.5 billion, respectively. For the three and nine months ended September 30, 2007, we recognized $33.7 million and $9.4 million of unrealized gains, respectively, related to these investments as a component of (loss) gain on residential mortgage investment portfolio in the accompanying consolidated statements of income. For the three and nine months ended September 30, 2006, we recognized $36.0 million of unrealized gains and $2.6 million of unrealized losses, respectively. During the nine months ended September 30, 2006, we recognized a net unrealized loss of $10.8 million in (loss) gain on residential mortgage investment portfolio related to period changes in the fair value of our forward commitments to purchase Agency MBS.

We use various derivative instruments to hedge the interest rate risk associated with the mortgage investments in our portfolio with the risk management objective to maintain a zero duration position. We account for these derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust these instruments to fair value through income as a component of (loss) gain on residential mortgage investment portfolio in the accompanying consolidated statements of income. We recognized net realized and unrealized losses of $54.2 million and $36.0 million during the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, we recognized net realized and unrealized losses of $32.8 million and gains of $14.6 million, respectively, related to these derivative instruments. These amounts include interest-related accruals that we recognize in connection with the periodic settlement of these instruments.

Note 6.	Commercial Loans and Credit Quality

As of September 30, 2007 and December 31, 2006, our total commercial loan portfolio had an outstanding balance of $9.6 billion and $7.9 billion, respectively. Included in these amounts were loans held for sale with outstanding balances of $352.0 million and $26.5 million as of September 30, 2007 and December 31, 2006, respectively, and receivables under reverse-repurchase agreements with outstanding balances of $26.2 million and $51.9 million as of September 30, 2007 and December 31, 2006, respectively. Our loans held for sale were recorded at the lower of cost or fair value on the accompanying consolidated balance sheets.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Quality

As of September 30, 2007 and December 31, 2006, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	September 30,	December 31,
	2007	2006
	($ in thousands)

Loans 60 or more days contractually delinquent	$71,664	$88,067
Non-accrual loans(1)	169,390	183,483
Impaired loans(2)	332,716	281,377
Less: loans in multiple categories	(221,553)	(230,469)

Total	$352,217	$322,458

Total as a percentage of total loans	3.66%	4.11%

(1)	Includes commercial loans with an aggregate principal balance of $21.0 million and $47.0 million as of September 30, 2007 and December 31, 2006, respectively, which were also classified as loans 60 or more days contractually delinquent. Includes non-performing loans classified as held for sale that have an aggregate principal balance of $3.0 million as of September 30, 2007. As of December 31, 2006, there were no loans classified as held for sale that were placed on non-accrual status.

(2)	Includes commercial loans with an aggregate principal balance of $55.1 million and $47.0 million as of September 30, 2007 and December 31, 2006, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $166.4 million and $183.5 million as of September 30, 2007 and December 31, 2006, respectively, which were also placed on non-accrual status. The carrying values of impaired commercial loans were $326.1 million and $275.3 million as of September 30, 2007 and December 31, 2006, respectively.

Reflective of principles established in SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. Impaired loans include loans for which we expect to have a credit loss, as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. As of September 30, 2007 and December 31, 2006, we had $54.4 million and $95.7 million of impaired commercial loans, respectively, with allocated reserves of $11.4 million and $37.8 million, respectively. As of September 30, 2007 and December 31, 2006, we had $278.3 million and $185.7 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we will ultimately collect all principal and interest amounts due.

The average balances of impaired commercial loans during the three and nine months ended September 30, 2007 were $346.7 million and $310.4 million, respectively, and were $256.8 million and $227.3 million, respectively, during the three and nine months ended September 30, 2006. The total amounts of interest income that were recognized on impaired commercial loans during the three and nine months ended September 30, 2007 were $8.1 million and $15.2 million, respectively, and were $2.7 million and $7.5 million, respectively, during the three and nine months ended September 30, 2006. The amounts of cash basis interest income that were recognized on impaired commercial loans during the three and nine months ended September 30, 2007 were $6.7 million and $12.9 million, respectively, and were $2.2 million and $6.1 million, respectively, during the three and nine months ended September 30, 2006. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been higher than reported by $7.5 million and $21.6 million for the three and nine

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended September 30, 2007, respectively, and $6.4 million and $16.7 million, respectively, for the three and nine months ended September 30, 2006.

During the three months ended September 30, 2007, no new troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructuring occurred. During the nine months ended September 30, 2007, commercial loans with an aggregate carrying value of $69.7 million, as of September 30, 2007, were involved in a troubled debt restructuring. As of September 30, 2007, commercial loans with an aggregate carrying value of $167.6 million were involved in a troubled debt restructuring. Additionally, under SFAS No. 114, loans involved in a troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $6.3 million as of September 30, 2007. For the year ended December 31, 2006, commercial loans with an aggregate carrying value of $194.7 million as of December 31, 2006 were involved in a troubled debt restructuring. The allocated reserve for commercial loans that were involved in a troubled debt restructuring was $31.5 million as of December 31, 2006.

Activity in the allowance for loan losses related to our Commercial Lending & Investment segment for the nine months ended September 30, 2007 and 2006 was as follows:

	Nine Months Ended September 30,
	2007	2006
	($ in thousands)

Balance as of beginning of period	$120,575	$87,370
Provision for loan losses	44,460	50,732
Charge offs, net	(51,671)	(35,443)
Transfers to held for sale	(1,672)	—

Balance as of end of period	$111,692	$102,659

Note 7.	Investments

Investments as of September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
	($ in thousands)

Investments carried at cost	$81,270	$71,386
Investments carried at fair value:
Investments available-for-sale	32,490	61,904
Warrants	8,093	6,908
Investments accounted for under the equity method	68,251	44,135

Total	$190,104	$184,333

During the three and nine months ended September 30, 2007, we sold investments for $3.2 million and $29.8 million, respectively, recognizing net pretax gains of $3.1 million and $25.9 million, respectively. During the three and nine months ended September 30, 2006, we sold investments for $20.6 million and $62.5 million, respectively, recognizing net pretax gains of $5.4 million and $7.4 million, respectively. During the three and nine months ended September 30, 2007, we also recorded other-than-temporary declines in the fair value of our Non-Agency MBS of $9.7 million and $23.2 million, respectively, as a component of (loss) gain on residential mortgage investment portfolio in the accompanying consolidated statements of income in accordance with FASB Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets. We did not record any other-than-

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary declines in the fair value of our Non-Agency MBS during the three and nine months ended September 30, 2006. During the three and nine months ended September 30, 2007, we recorded other-than-temporary impairments of $5.4 million and $6.8 million, respectively, related to our investments carried at cost. During the three and nine months ended September 30, 2006, we recorded other-than-temporary impairments of $1.0 million and $4.1 million, respectively, related to our investments carried at cost.

Note 8.	Guarantor Information

The following represents the unaudited supplemental consolidating condensed financial information of CapitalSource Inc., which, as discussed in Note 10, Borrowings, is the issuer of both Senior Debentures and Subordinated Debentures (together, the “Debentures”), and CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of the Debentures, and our subsidiaries that are not guarantors of the Debentures as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006. CapitalSource Finance, a 100% owned indirect subsidiary of CapitalSource Inc., has guaranteed the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
September 30, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Assets
Cash and cash equivalents	$—	$124,507	$44,321	$77,034	$—	$245,862
Restricted cash	—	34,942	89,981	171,866	—	296,789
Mortgage-related receivables, net	—	—	—	2,092,553	—	2,092,553
Mortgage-backed securities pledged, trading	—	—	—	4,159,037	—	4,159,037
Receivables under reverse-repurchase agreements	—	26,157	—	—	—	26,157
Loans held for sale	—	16,356	2,800	332,874	—	352,030
Loans:
Loans	—	4,586,465	624,320	4,040,925	(427)	9,251,283
Less deferred loan fees and discounts	—	(35,652)	(56,529)	(40,492)	—	(132,673)
Less allowance for loan losses	—	—	(88,090)	(23,602)	—	(111,692)

Loans, net	—	4,550,813	479,701	3,976,831	(427)	9,006,918
Direct real estate investments, net	—	—	—	1,031,905	—	1,031,905
Investment in subsidiaries	3,600,457	—	1,095,877	1,234,996	(5,931,330)	—
Intercompany due from (due to)	7,314	—	(8,899)	1,585	—	—
Intercompany note receivable	75,000	—	128,318	—	(203,318)	—
Investments	—	132,972	31,930	25,202	—	190,104
Other assets	32,851	37,806	95,711	218,737	(33,776)	351,329

Total assets	$3,715,622	$4,923,553	$1,959,740	$13,322,620	$(6,168,851)	$17,752,684

Liabilities, noncontrolling interests and shareholders’ equity
Liabilities:
Repurchase agreements	$—	$38,100	$—	$3,992,377	$—	$4,030,477
Credit facilities	410,238	1,487,993	110,033	693,421	—	2,701,685
Term debt	—	2,282,875	6,131	4,261,647	(421)	6,550,232
Other borrowings	797,777	—	529,044	285,437	—	1,612,258
Other liabilities	17,542	18,677	79,536	240,504	(33,782)	322,477
Intercompany note payable	—	—	—	203,318	(203,318)	—

Total liabilities	1,225,557	3,827,645	724,744	9,676,704	(237,521)	15,217,129
Noncontrolling interests	—	47	—	45,459	(16)	45,490
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2,085	—	—	—	—	2,085
Additional paid-in capital	2,664,842	538,927	203,099	3,093,276	(3,835,302)	2,664,842
(Accumulated deficit) retained earnings	(181,336)	551,977	1,026,677	502,406	(2,081,060)	(181,336)
Accumulated other comprehensive income, net	4,474	4,957	5,220	4,775	(14,952)	4,474
Treasury stock, at cost	—	—	—	—	—	—
	—	—	—	—	—	—

Total shareholders’ equity	2,490,065	1,095,861	1,234,996	3,600,457	(5,931,314)	2,490,065

Total liabilities, noncontrolling interests and shareholders’ equity	$3,715,622	$4,923,553	$1,959,740	$13,322,620	$(6,168,851)	$17,752,684

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2006

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$157	$238,224	$46,723	$111,047	$—	$396,151
Restricted cash	—	55,631	122,655	62,618	—	240,904
Mortgage-related receivables, net	—	—	—	2,295,922	—	2,295,922
Mortgage-backed securities pledged, trading	—	—	—	3,502,753	—	3,502,753
Receivables under reverse-repurchase agreements	—	51,892	—	—	—	51,892
Loans held for sale	—	26,521	—	—	—	26,521
Loans:
Loans	52	4,050,786	762,653	2,968,938	(10,644)	7,771,785
Less deferred loan fees and discounts	—	(33,348)	(58,203)	(38,841)	—	(130,392)
Less allowance for loan losses	—	—	(101,938)	(18,637)	—	(120,575)

Loans, net	52	4,017,438	602,512	2,911,460	(10,644)	7,520,818
Direct real estate investments, net	—	—	—	722,303	—	722,303
Investment in subsidiaries	3,030,807	—	926,709	1,133,651	(5,091,167)	—
Intercompany (due to) due from	(98,737)	—	(138,447)	237,184	—	—
Intercompany note receivable	75,000	2,137	11,194	—	(88,331)	—
Investments	—	118,380	31,710	34,243	—	184,333
Other assets	20,770	25,741	61,024	187,088	(25,646)	268,977

Total assets	$3,028,049	$4,535,964	$1,664,080	$11,198,269	$(5,215,788)	$15,210,574

Liabilities, noncontrolling interests and shareholders’ equity
Liabilities:
Repurchase agreements	$—	$63,260	$—	$3,447,508	$—	$3,510,768
Credit facilities	355,685	998,972	—	897,000	—	2,251,657
Term debt	—	2,504,472	10,729	3,295,558	(1,074)	5,809,685
Other borrowings	555,000	—	446,393	287,183	—	1,288,576
Other liabilities	24,324	29,220	73,307	108,863	(35,216)	200,498
Intercompany note payable	—	13,331	—	75,000	(88,331)	—

Total liabilities	935,009	3,609,255	530,429	8,111,112	(124,621)	13,061,184
Noncontrolling interests	—	8	—	56,350	(8)	56,350
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,815	—	—	—	—	1,815
Additional paid-in capital	2,139,421	564,687	272,828	2,777,426	(3,614,941)	2,139,421
(Accumulated deficit) retained earnings	(20,735)	359,678	857,927	250,613	(1,468,218)	(20,735)
Accumulated other comprehensive income, net	2,465	2,336	2,896	2,768	(8,000)	2,465
Treasury stock, at cost	(29,926)	—	—	—	—	(29,926)

Total shareholders’ equity	2,093,040	926,701	1,133,651	3,030,807	(5,091,159)	2,093,040

Total liabilities, noncontrolling interests and shareholders’ equity	$3,028,049	$4,535,964	$1,664,080	$11,198,269	$(5,215,788)	$15,210,574

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended September 30, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$1,616	$125,781	$21,674	$198,732	$(3,760)	$344,043
Fee income	—	11,901	9,554	7,883	—	29,338

Total interest and fee income	1,616	137,682	31,228	206,615	(3,760)	373,381
Operating lease income	—	—	—	27,490	—	27,490

Total investment income	1,616	137,682	31,228	234,105	(3,760)	400,871
Interest expense	17,464	63,354	11,594	144,102	(3,760)	232,754

Net investment (loss) income	(15,848)	74,328	19,634	90,003	—	168,117
Provision for loan losses	—	—	11,264	1,089	—	12,353

Net investment (loss) income after provision for loan losses	(15,848)	74,328	8,370	88,914	—	155,764
Operating expenses:
Compensation and benefits	93	6,260	31,935	21	—	38,309
Other administrative expenses	10,665	1,482	12,550	11,454	(9,327)	26,824

Total operating expenses	10,758	7,742	44,485	11,475	(9,327)	65,133
Other income (expense):
Diligence deposits forfeited	—	—	1,465	—	—	1,465
Gain (loss) on investments, net	—	1,553	(3,537)	—	—	(1,984)
Gain (loss) on derivatives	—	2,232	3,234	(20,960)	—	(15,494)
Loss on residential mortgage investment portfolio	—	—	—	(30,225)	—	(30,225)
Other income, net of expenses	—	4,799	1,755	(616)	(9,327)	(3,389)
Earnings in subsidiaries	54,871	—	71,335	41,991	(168,197)	—
Intercompany	—	(3,854)	3,854	—	—	—

Total other income	54,871	4,730	78,106	(9,810)	(177,524)	(49,627)
Noncontrolling interests expense	—	(16)	—	1,201	(3)	1,182

Net income before income taxes	28,265	71,332	41,991	66,428	(168,194)	39,822
Income taxes	—	—	—	11,557	—	11,557

Net income	$28,265	$71,332	$41,991	$54,871	$(168,194)	$28,265

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Nine Months Ended September 30, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$10,688	$357,968	$71,068	$519,299	$(14,242)	$944,781
Fee income	—	54,659	42,860	26,902	—	124,421

Total interest and fee income	10,688	412,627	113,928	546,201	(14,242)	1,069,202
Operating lease income	—	—	—	69,934	—	69,934

Total investment income	10,688	412,627	113,928	616,135	(14,242)	1,139,136
Interest expense	37,870	178,760	34,644	382,662	(14,242)	619,694

Net investment (loss) income	(27,182)	233,867	79,284	233,473	—	519,442
Provision for loan losses	—	—	39,310	5,380	—	44,690

Net investment (loss) income after provision for loan losses	(27,182)	233,867	39,974	228,093	—	474,752
Operating expenses:
Compensation and benefits	951	17,027	98,938	21	—	116,937
Other administrative expenses	38,044	4,592	42,856	29,036	(34,567)	79,961

Total operating expenses	38,995	21,619	141,794	29,057	(34,567)	196,898
Other income (expense):
Diligence deposits forfeited	—	—	4,141	—	—	4,141
Gain (loss) on investments, net	—	21,182	(1)	—	—	21,181
(Loss) gain on derivatives	—	2,197	(583)	(16,210)	—	(14,596)
Loss on residential mortgage investment portfolio	—	—		(49,769)	—	(49,769)
Other income, net of expenses	—	13,371	38,555	(814)	(34,567)	16,545
Earnings in subsidiaries	257,498	—	241,935	189,260	(688,693)	—
Intercompany	—	(7,033)	7,033			—

Total other income	257,498	29,717	291,080	122,467	(723,260)	(22,498)
Noncontrolling interests expense	—	38	—	3,754	(8)	3,784

Net income before income taxes	191,321	241,927	189,260	317,749	(688,685)	251,572
Income taxes	—	—	—	60,251	—	60,251

Net income	$191,321	$241,927	$189,260	$257,498	$(688,685)	$191,321

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ In thousands)

Operating activities:
Net income	$191,321	$241,927	$189,260	$257,498	$(688,685)	$191,321
Adjustments to reconcile net income to net cash used in operating activities:
Stock option expense	—	344	5,350	—	—	5,694
Restricted stock expense	—	3,136	23,078	—	—	26,214
Amortization of deferred loan fees and discounts	—	(18,526)	(27,597)	(20,721)	—	(66,844)
Paid-in-kind interest on loans	—	(4,747)	(11,163)	(3,787)	—	(19,697)
Provision for loan losses	—	—	39,310	5,379	—	44,689
Amortization of deferred financing fees and discounts	2,885	11,173	349	16,855	—	31,262
Depreciation and amortization	—	236	2,456	23,675	—	26,367
Benefit for deferred income taxes	—	—	—	(3,741)	—	(3,741)
Non-cash loss on investments, net	—	3,232	3,748	—	—	6,980
Non-cash (gain) loss on property and equipment disposals	—	(1,347)	766	1,140	—	559
Unrealized loss (gain) on derivatives and foreign currencies, net	—	(6,569)	15,392	1,479	—	10,302
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	60,310	—	60,310
Net increase in mortgage-backed securities pledged, trading	—	—	—	(633,729)	—	(633,729)
Amortization of discount on residential mortgage investments	—	—	—	(29,862)	—	(29,862)
Increase in loans held for sale, net	—	(114,487)	(38,435)	(371,205)	—	(524,127)
Decrease (increase) in intercompany note receivable	—	2,137	(117,124)	—	114,987	—
(Increase) decrease in other assets	(13,683)	249	(20,387)	(42,802)	8,130	(68,493)
(Decrease) increase in other liabilities	(7,072)	(10,253)	(8,685)	98,480	1,434	73,904
Net transfers with subsidiaries	(645,444)	(77,536)	(407,115)	441,410	688,685	—

Cash used in operating activities	(471,993)	28,969	(350,797)	(199,621)	124,551	(868,891)
Investing activities:
Decrease (increase) in restricted cash	—	20,689	32,674	(109,248)	—	(55,885)
Decrease in mortgage-related receivables, net	—	—	—	216,333	—	216,333
Decrease in receivables under reverse-repurchase agreements, net	—	25,735	—	—	—	25,735
Increase in loans, net	52	(381,974)	142,708	(1,007,494)	(10,217)	(1,256,925)
Acquisition of real estate, net of cash acquired	—	—	—	(253,182)	—	(253,182)
Acquisition of investments, net	—	(16,787)	(1,394)	(18,461)	—	(36,642)
Disposal (acquisition) of property and equipment, net	—	33	(4,370)	—	—	(4,337)

Cash used in investing activities	52	(352,304)	169,618	(1,172,052)	(10,217)	(1,364,903)
Financing activities:
Payment of deferred financing fees	(1,283)	(19,211)	(2,287)	(12,640)	—	(35,421)
(Decrease) increase in intercompany note payable	—	(13,331)	—	128,318	(114,987)	—
(Repayments of) borrowings under repurchase agreements, net	—	(25,160)	—	544,869	—	519,709
Borrowings on (repayments of) credit facilities, net	54,552	489,021	110,033	(205,325)	—	448,281
Borrowings of convertible debt	245,151	—	—	—	—	245,151
Borrowings of term debt	—	737,347	232	1,121,695	653	1,859,927
Repayments of term debt	—	(959,048)	(4,830)	(238,108)	—	(1,201,986)
Borrowings of subordinated debt	—	—	75,629	—	—	75,629
Proceeds from issuance of common stock, net of offering costs	507,479	—	—	—	—	507,479
Proceeds from exercise of options	4,693	—	—	—	—	4,693
Tax benefits on share based payments	—	—	—	2,354	—	2,354
Payment of dividends	(338,808)	—	—	(3,503)	—	(342,311)

Cash provided by financing activities	471,784	209,618	178,777	1,337,660	(114,334)	2,083,505

Decrease in cash and cash equivalents	(157)	(113,717)	(2,402)	(34,013)	—	(150,289)
Cash and cash equivalents as of beginning of period	157	238,224	46,723	111,047	—	396,151

Cash and cash equivalents as of end of period	$—	$124,507	$44,321	$77,034	$—	$245,862

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006

		CapitalSource Finance LLC
		Combined		Other Non
		Non-Guarantor	Combined Guarantor	-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$218,936	$239,343	$148,912	$253,983	$(642,238)	$218,936
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	55	6,407	—	—	6,462
Restricted stock expense	—	450	18,080	—	—	18,530
Loss on extinguishment of debt	—	—	—	2,497	—	2,497
Non-cash prepayment fee	—	—	(8,353)	—	—	(8,353)
Cumulative effect of accounting change, net of taxes	—	—	(370)	—	—	(370)
Amortization of deferred loan fees	—	(33,534)	6,936	(39,210)	—	(65,808)
Interest on paid-in-kind loans	—	6,365	(11,373)	(2,013)	—	(7,021)
Provision for loan losses	—	—	43,304	7,729	—	51,033
Amortization of deferred financing fees and discounts	2,284	16,750	331	9,186	—	28,551
Depreciation and amortization	—	34	2,220	7,350	—	9,604
Benefit for deferred income taxes	—	—	—	(9,453)	—	(9,453)
Non-cash loss on investments, net	—	—	5,510	—	—	5,510
Non-cash (gain) loss on property and equipmnt disposals	—	(740)	268	—	—	(472)
Loss (gain) on derivatives	—	678	(844)	(29)	—	(195)
Unrealized loss on residential mortgage investment portfolio	—	—	—	8,702	—	8,702
Net increase in mortgage-backed securities pledged, trading	—	—	—	(331,767)	—	(331,767)
Amortization of discount on residential mortgage investments	—	—	—	(22,786)	—	(22,786)
Decrease (increase) in loans held for sale, net	—	2,346	(62,500)	—	—	(60,154)
Decrease in intercompany note receivable	—	5,284	23,380	—	(28,664)	—
Decrease (increase) in other assets	20,110	(817)	(4,586)	38,705	11,799	65,211
Increase in other liabilities	11,977	821	29,876	5,896	(13,147)	35,423
Net transfers with subsidiaries	(923,633)	(96,974)	(88,451)	466,820	642,238	—

Cash (used in) provided by operating activities	(670,326)	140,061	108,747	395,610	(30,012)	(55,920)
Investing activities:
Decrease (increase) in restricted cash	—	17,502	(49,955)	(45,711)	—	(78,164)
Increase in mortgage-related receivables, net	—	—	—	(2,391,783)	—	(2,391,783)
Increase in receivables under reverse-repurchase agreements, net	—	(19,663)	—	—	—	(19,663)
Decrease (increase) in loans, net	—	75,404	(301,032)	(1,142,428)	2,151	(1,365,905)
Acquisition of real estate, net of cash acquired	—	—	—	(66,375)	—	(66,375)
Disposal (acquisition) of investments, net	33,683	(26,835)	(10,114)	(19,712)	—	(22,978)
Acquisition of property and equipment, net	—	(605)	(2,175)	—	—	(2,780)

Cash provided by (used in) investing activities	33,683	45,803	(363,276)	(3,666,009)	2,151	(3,947,648)
Financing activities:
Payment of deferred financing fees	(3,026)	(18,922)	(3,526)	(12,400)	—	(37,874)
Decrease in intercompany note payable	(20,327)	(8,337)	—	—	28,664	—
Borrowings under repurchase agreements, net	—	13,273	—	256,594	—	269,867
Borrowings on unsecured credit facilities, net	465,000	—	—	—	—	465,000
(Repayments of) borrowings on secured credit facilities, net	—	(1,128,462)	—	1,171,000	—	42,538
Borrowings of term debt	—	2,044,066	4,400	2,447,870	(803)	4,495,533
Repayments of term debt	—	(1,063,398)	(49)	(165,932)	—	(1,229,379)
Borrowings of subordinated debt	—	—	131,685	—	—	131,685
Proceeds from issuance of common stock, net of offering costs	498,931	—	—	—	—	498,931
Proceeds from exercise of options	5,283	—	—	—	—	5,283
Tax benefits on share-based payments	—	—	—	3,311	—	3,311
Payment of dividends	(311,256)	—	—	(2,824)	—	(314,080)

Cash provided by (used in) financing activities	634,605	(161,780)	132,510	3,697,619	27,861	4,330,815

(Decrease) increase in cash and cash equivalents	(2,038)	24,084	(122,019)	427,220	—	327,247
Cash and cash equivalents as of beginning of period	2,038	145,065	156,571	20,222	—	323,896

Cash and cash equivalents as of end of period	$—	$169,149	$34,552	$447,442	$—	$651,143

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Direct Real Estate Investments

Our direct real estate investments primarily consist of skilled nursing facilities currently leased to clients through the execution of long-term, triple-net operating leases. During the nine months ended September 30 2007, our gross direct real estate investments increased by $332.7 million through the acquisition of 62 healthcare properties. Our direct real estate investments as of September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
	($ in thousands)

Land	$110,519	$91,543
Buildings	904,182	607,833
Furniture	51,747	34,395
Accumulated depreciation	(34,543)	(11,468)

Total	$1,031,905	$722,303

Depreciation of direct real estate investments totaled $8.9 million and $23.1 million for the three and nine months ended September 30, 2007, respectively, and $3.1 million and $7.3 million, respectively, for the three and nine months ended September 30, 2006.

Note 10.	Borrowings

For a detailed discussion of our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K. The following changes to our borrowings occurred during the nine months ended September 30, 2007:

Repurchase Agreements

We entered into two new master repurchase agreements and borrowed under our existing repurchase agreements with various financial institutions to finance the purchases of RMBS during the nine months ended September 30, 2007. As of September 30, 2007 and December 31, 2006, the aggregate amounts outstanding under our repurchase agreements used to finance purchases of RMBS were $4.0 billion and $3.4 billion, respectively. As of September 30, 2007 and December 31, 2006, repurchase agreements that we executed had a weighted average borrowing rates of 5.43% and 5.32%, respectively, and weighted average remaining maturities of 3.25 months and 0.6 months, respectively. The terms of our borrowings pursuant to repurchase agreements typically reset every 30 days. During the three months ended September 30, 2007, we negotiated longer terms for some of these repurchase agreements with several counterparties. As a result, as of September 30, 2007, approximately 34% of the borrowings outstanding under repurchase agreements had terms longer than 30 days. As of September 30, 2007, such repurchase agreements were collateralized by Agency MBS with a fair value of $4.2 billion, including accrued interest and cash deposits of $105.0 million made to cover margin calls. As of December 31, 2006, such repurchase agreements were collateralized by Agency MBS with a fair value of $3.5 billion, including accrued interest, Non-Agency MBS with a fair value of $34.2 million, including accrued interest, and cash deposits of $32.5 million made to cover margin calls.

Credit Facilities

We utilize both secured and unsecured credit facilities, primarily to fund our commercial loans and for general corporate purposes. Our committed credit facility capacities were $5.6 billion and $5.0 billion as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, total undrawn capacity under our credit facilities was $2.9 billion.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, we entered into a CAD$75.0 million unsecured one-year revolving credit facility with the Royal Bank of Canada. We expect to use the funds available under this facility primarily to finance the origination of commercial loan assets. Interest on borrowings under the credit facility is charged at the Canadian Bankers Acceptance rate plus a margin based on the credit ratings we receive on our public debt. As of September 30, 2007, the interest rate under this facility was 6.08%. This facility is scheduled to mature on February 19, 2008.

In March 2007, we amended our $300.0 million secured, revolving credit facility with JPMorgan Chase Bank, N.A. to, among other things, increase certain concentration limits, lower the interest rate on Eurocurrency borrowings by 10 basis points to Adjusted LIBOR, as defined, plus 0.65%, and establish the interest rate on United States Dollar borrowings at the commercial paper rate plus 0.65%. Also, the commitment termination date on this facility was changed from June 30, 2008 to March 25, 2008.

In April 2007, we entered into a $1.25 billion secured, revolving credit facility with Citigroup Global Markets Realty Corp. (“Citigroup”) that replaced our borrowings under our $400 million secured credit facility led by an affiliate of Citigroup Global Markets Inc. We continue to use the funds available under this facility to finance the origination of commercial loans. The credit facility is secured by certain commercial loans from our portfolio. On August 2, 2007, we increased the commitment amount to $1.5 billion as permitted under the terms of the facility and we extended the facility maturity date to August 1, 2008 from October 16, 2007. In consideration for such extension, we amended the facility to (i) decrease the maximum advance rate to 85% from 90% of the outstanding principal balance of commercial loans financed in this facility, and (ii) increase the interest rate by 30 basis points to one-month LIBOR plus 0.90%, subject to adjustment under certain circumstances, in each case effective September 1, 2007.

In April 2007, in connection with consummation of the $1.5 billion secured, revolving credit facility with Citigroup described above, we fully repaid all amounts outstanding under our $906.0 million multi-bank secured credit facility led by BMO Capital Markets Corp. (as successor to Harris Nesbitt Corp.), and terminated the credit facility, which was scheduled to mature in May 2007.

In September 2007, in connection with consummation of the $1.5 billion secured, revolving credit facility with Citigroup described above, we terminated our $400.0 million multi-bank secured credit facility led by Citigroup, which was scheduled to mature in October 2008. There were no amounts outstanding under the facility at termination.

In June 2007, we amended our $640.0 million unsecured syndicated revolving credit facility with Wachovia Bank, N.A, as Administrative Agent to increase the total commitment amount under the facility to $1.05 billion. At our option, under certain circumstances, the amendment allows the total commitment amount under the facility to be increased to $1.25 billion. Six new institutions joined the lending syndicate, bringing the total number of lenders to 23 and as of September 30, 2007, twelve institutions increased their commitment. In August 2007, as permitted under the amended terms of the facility, we increased the commitment amount to $1.07 billion.

In July 2007, we entered into a $135.6 million secured credit facility with an affiliate of Deutsche Bank AG. We used the proceeds from this facility to repay borrowings under certain of our other credit facilities. The credit facility provides incremental liquidity and is secured by certain commercial loans from our portfolio, some of which are not, eligible for financing under other secured credit facilities. The facility is scheduled to mature on July 20, 2010. The current outstanding principal balance of commercial loans in this facility was financed at advance rates ranging from approximately 50% to 85%. Interest on borrowings under the credit facility is equal to the lender’s commercial paper rate plus 0.75%.

In September 2007, in connection with the consummation of our $1.07 billion term debt securitization, we amended our $700.0 million secured facility with Citigroup to reduce the overall advance rate from 85% to 80%.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2007, we completed a $1.07 billion term debt securitization with an affiliate of Citigroup recorded as an on-balance sheet financing. We sold a $1.07 billion floating-rate asset-backed note, which is backed by a diversified pool of senior and subordinated commercial real estate loans from our portfolio, and we retained the trust certificate. The value of the sold note represented 75% of the value of the collateral pool, and the note bears interest at a floating commercial paper rate plus 1.50%. We may at our option, subject to certain limitations, increase the commitment amount to $1.50 billion. We may prepay the note, at par, at any time without penalty. We used the proceeds to repay borrowings under certain of our credit facilities and to pay certain transaction fees and expenses.

Other Borrowings

Other borrowings as of September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
	($ in thousands)

Subordinated debt	$529,044	$446,393
Convertible debt	797,778	555,000
Mortgage debt	285,436	287,182

Total	$1,612,258	$1,288,575

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Convertible Debt

In April 2007, we completed exchange offers relating to our senior convertible debentures due 2034, bearing interest at a rate of 1.25% per year until March 15, 2009 (the “1.25% Debentures”), and our 3.5% senior convertible debentures due July 2034 (the “3.5% Debentures,” together with the 1.25% Debentures, the “Senior Debentures”). At closing, we issued $177.4 million in aggregate principal amount of a new series of senior subordinated convertible debentures due 2034, bearing interest at a rate of 1.625% per year until March 15, 2009 (the “1.625% Debentures”), in exchange for a like principal amount of our 1.25% Debentures. In addition, we issued $321.6 million in aggregate principal amount of a new series of 4% senior subordinated convertible debentures due 2034 (the “4% Debentures”) in exchange for a like principal amount of our 3.5% Debentures. The results of the exchange offers were as follows:

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

As with the 1.25% Debentures, and as of September 30, 2007, our 1.625% Debentures are convertible, subject to certain conditions, into 7.6 million shares of our common stock at a conversion rate of 43.0713 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $23.22 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The 1.625% Debentures are redeemable for cash at our option at any time on or after March 15, 2009 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 1.625% Debentures have the right to require us to repurchase some or all of their debentures for cash on March 15, 2009, March 15, 2014, March 15, 2019, March 15, 2024 and March 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the 1.625% Debentures also have the right to require us to repurchase some or all of their 1.625% Debentures upon certain events constituting a fundamental change.

As with the 3.5% Debentures, and as of September 30, 2007, our 4% Debentures are convertible, subject to certain conditions, into 13.2 million shares of our common stock at a conversion rate of 41.1939 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $24.28 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The 4% Debentures are redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Because the 1.625% Debentures and the 4% Debentures are not substantially different from the Senior Debentures, as defined by EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, we did not consider the consummation of the exchange offers to prompt an extinguishment of issued debt and, therefore, continued to amortize the remaining unamortized deferred financing fees over the remaining estimated lives of the 1.625% Debentures and the 4% Debentures. Additionally, all costs associated with the exchange offers were expensed as incurred.

In July 2007, we issued $250.0 million principal amount of 7.25% senior subordinated convertible notes due 2037 bearing interest at a rate of 7.25% per year until July 20, 2012 (the “7.25% Debentures” and together with the 1.625% Debentures and the 4.00% Debentures, the “Subordinated Debentures”). The 7.25% Debentures were sold at a price of 98% of the aggregate principal amount of the notes. The 7.25% Debentures have an initial conversion rate of 36.9079 shares of our common stock per $1,000 principal amount of notes, representing an initial conversion price of approximately $27.09 per share. The conversion rate and price will adjust if we pay dividends on our common stock greater than $0.60 per share, per quarter, with the fair value of each adjustment taxable to the holders.

The 7.25% Debentures are redeemable for cash at our option at any time on or after July 20, 2012 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 7.25% Debentures have the right to require us to repurchase some or all of their debentures for cash on July 15, 2012, July 15, 2017, July 15, 2022, July 15, 2027 and July 15, 2032 at a price of 100% of their principal amount plus accrued interest. Holders of the 7.25% Debentures also have the right to require us to repurchase some or all of their 7.25% Debentures upon certain events constituting a fundamental change.

The Subordinated Debentures are guaranteed on a senior subordinated basis by CapitalSource Finance (see Note 8, Guarantor Information). The Subordinated Debentures rank junior to all of our other existing and future secured and unsecured and unsubordinated indebtedness, including the outstanding Senior Debentures, and senior to our existing and future subordinated indebtedness.

The Subordinated Debentures provide for a make-whole amount upon conversion in connection with certain transactions or events that may occur prior to March 15, 2009, July 15, 2011 and July 15, 2012 for the 1.625% Debentures, the 4% Debentures and the 7.25% Debentures, respectively, which, under certain circumstances, will increase the conversion rate by a number of additional shares. The Subordinated Debentures do not provide for the payment of contingent interest.

Holders of each series of Subordinated Debentures may convert their debentures prior to maturity only if the following conditions occur:

1) The sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price per share of our common stock on such last trading day;

2) During the five consecutive business day period after any five consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock for each day during such period (the “98% Trading Exception”); provided, however, that if, on the date of any conversion pursuant to the 98% Trading Exception that is on or after March 15, 2029 for the 1.625% Debentures, on or after July 15, 2019 for the 4% Debentures and on or after July 15, 2022 for the 7.25% Debentures, the last reported sale price of our common stock on the trading day before the conversion date is greater than 100% of the applicable conversion price, then holders surrendering debentures for conversion will receive, in lieu of shares of our common stock based on the then

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable conversion rate, shares of common stock with a value equal to the principal amount of the debentures being converted;

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

4) We call any or all of the Subordinated Debentures of such series for redemption, or

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

Should we be required to repurchase the 7.25% Debentures at any of the redemption dates, we are required to satisfy all principal and accrued interest requirements with respect thereto in cash. Should we be required to repurchase any other series of our Subordinated Debentures at any of the redemption dates, or if any series of our Subordinated Debentures are converted, our intent is to satisfy all principal and accrued interest requirements with respect thereto in cash.

To the extent that the respective conversion prices are adjusted below the price of our common stock at the time the Subordinated Debentures were issued, we would be required to record a beneficial conversion option, which would impact both our net income and net income per share. For the three and nine months ended September 30, 2007, we recorded a $2.4 million beneficial conversion option related to the 3.5% Debentures and 4% Debentures, which will be amortized through July 15, 2011 in accordance with Emerging Issues Task Force Issue No. 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.

For a detailed discussion of the terms of the Senior Debentures, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K.

Mortgage Debt

In March 2007, we amended our $287.1 million loan agreement with Column Financial Inc. to, among other things, modify the interest rate to one-month LIBOR plus 1.85% and change the maturity date from January 11, 2017 to April 9, 2009, with three one-year extensions at our option.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the nine months ended September 30, 2007 was as follows:

Outstanding as of December 31, 2006	181,452,290
Issuance of common stock	24,246,651
Sale of treasury stock	1,300,000
Exercise of options	332,821
Restricted stock and other stock grants, net	1,208,870

Outstanding as of September 30, 2007	208,540,632

Dividend Reinvestment and Stock Purchase Plan

We offer a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three and nine months ended September 30, 2007, we received proceeds of $251.0 million and $437.7 million, respectively, related to the direct purchase of 14.2 million and 21.7 million shares of our common stock pursuant to the DRIP, respectively. During the three and nine months ended September 30, 2006, we received proceeds of $55.0 million and $94.7 million, respectively, related to the direct purchase of 2.4 million and 4.1 million shares of our common stock pursuant to the DRIP, respectively. In addition, we received proceeds of $40.3 million and $69.8 million related to cash dividends reinvested for 2.1 million and 3.3 million shares of our common stock during the three and nine months ended September 30, 2007, respectively. We received proceeds of $3.9 million and $9.0 million related to cash dividends reinvested for 0.2 million and 0.4 million shares of our common stock, respectively, during the three and nine months ended September 30, 2006, respectively.

Note 12.	Income Taxes

When we filed our federal income tax return for the year ended December 31, 2006, we elected REIT status under the Internal Revenue Code (the “Code”). To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. As a REIT, we generally are not subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. We continue to be subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). If we fail to qualify as a REIT in any taxable year, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are still subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, 2007, we recorded $11.6 million and $60.3 million of income tax expense, respectively. Our effective income tax rate on our consolidated net income was 24.0% for the nine months ended September 30, 2007.

The reconciliations of the consolidated effective income tax rate and the federal statutory corporate income tax rate for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months
	Ended September 30,
	2007	2006

Federal statutory rate	35.0%	35.0%
Benefit of REIT election	(13.0)	(16.1)
State income taxes, net of federal tax benefit	1.8	1.4
Other	0.2	0.9

Effective income tax rate before discrete items	24.0	21.2
Discrete item — Benefit for reversal of net deferred tax liabilities(1)	—	(1.7)

Effective income tax rate	24.0%	19.5%

(1)	In connection with our REIT election, we reversed net deferred tax liabilities of $4.7 million, relating to REIT qualifying activities, into income during the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, we recorded a valuation allowance of $0.5 million against our deferred tax asset related to net operating loss carryforwards, as we determined that it was more likely than not that this deferred tax asset would not be realized.

As discussed in Note 3, New Accounting Pronouncements, we adopted the provisions of FIN 48 on January 1, 2007. As a result of adopting FIN 48, we recognized an increase of approximately $5.7 million in the liability for unrecognized tax benefits, which was accounted for as an increase to accumulated deficit as of January 1, 2007. Our unrecognized tax benefits totaled $14.0 million, as of January 1, 2007, including $6.5 million that, if recognized, would affect the effective tax rate. During the three months ended September 30, 2007, we made no changes to our liability for unrecognized tax benefits and made no adjustments to accumulated deficit related to the adoption of FIN 48. We do not currently anticipate such unrecognized tax benefits to significantly increase or decrease over the next 12 months; however, actual results could differ from those currently anticipated.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of January 1, 2007, accrued interest expense and penalties totaled $1.5 million. During the three and nine months ended September 30, 2007, respectively, we recognized $0.2 million and $0.5 million in interest expense and penalties.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2004 through 2006.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Net income	$28,265	$80,853	$191,321	$218,936
Unrealized (loss) gain on available-for-sale securities, net of tax	(606)	(177)	(3,404)	2,371
Unrealized gain on foreign currency translation, net of tax	3,528	—	5,709	—
Unrealized (loss) gain on cash flow hedge, net of tax	(833)	(1,381)	(296)	1,075

Comprehensive income	$30,354	$79,295	$193,330	$222,382

Accumulated other comprehensive income, net as of September 30, 2007 and December 31, 2006 was as follows:

	September 30,	December 31,
	2007	2006
	($ in thousands)

Unrealized (loss) gain on available-for-sale securities, net of tax	$(690)	$2,714
Unrealized gain (loss) on foreign currency translation, net of tax	4,883	(826)
Unrealized gain on cash flow hedge, net of tax	281	577

Accumulated other comprehensive income, net	$4,474	$2,465

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net Income per Share

The computations of basic and diluted net income per share for the three and nine months ended September 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands, except per share data)

Basic net income per share:
Net income	$28,265	$80,853	$191,321	$218,936
Average shares — basic	191,976,931	171,777,989	185,552,634	163,373,576
Basic net income per share	$0.15	$0.47	$1.03	$1.34

Diluted net income per share:
Net income	$28,265	$80,853	$191,321	$218,936
Average shares — basic	191,976,931	171,777,989	185,522,634	163,373,576
Effect of dilutive securities:
Stock dividend declared	—	—	—	1,080,124
Option shares	161,394	330,551	453,770	397,791
Unvested restricted stock	1,415,679	1,180,952	1,493,333	1,146,656
Stock units	53,982	24,442	40,507	17,045
Non-managing member units	—	—	—	—
Convertible debt(1)	—	40,957	126,258	13,652
Written call option	—	—	—	—

Average shares — diluted	193,607,986	173,354,891	187,636,502	166,028,844

Diluted net income per share	$0.15	$0.47	$1.02	$1.32

(1)	For the nine months ended September 30, 2007, the conversion premiums on the 1.25% Debentures and 1.625% Debentures represented dilutive shares based on a conversion price of $23.22.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Stock options	8,543,433	8,309,478	3,792,836	3,926,149
Non-managing member units	1,996,855	2,510,818	2,148,280	2,271,692
Shares subject to a written call option	7,401,420	7,401,420	7,401,420	7,401,420

For the three months ended September 30, 2007, the conversion premiums on the 1.25% Debentures and the 1.625% Debentures were considered antidilutive based on a conversion premium of $23.22. For the three and nine months ended September 30, 2007, the conversion premiums on the 3.5% Debentures and 4% Debentures were considered to be antidilutive based on a conversion price of $24.28. For the three and nine months ended September 30, 2006, the conversion premiums on the 3.5% Debentures were considered to be antidilutive based on conversion prices of $26.88. As dividends are paid, the conversion prices related to our written call option, Senior Debentures, 1.625% Debentures, and 4% Debentures are adjusted. The conversion price related to the 7.25% Debentures will be adjusted only if we pay dividends on our common stock greater than $0.60 per share, per quarter. Also, we have excluded the shares underlying the principal balance of the Debentures for all periods presented.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Stock-Based Compensation

The CapitalSource Inc. Third Amended and Restated Equity Incentive Plan (the “Plan”) is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. A total of 33.0 million shares of common stock are reserved for issuance under the Plan and as of September 30, 2007, there were 11.6 million shares remaining available for issuance under the Plan.

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) on January 1, 2006 using the modified- prospective-transition method, as it relates to the Plan described above. Upon adoption of SFAS No. 123(R), we recorded a cumulative effect of accounting change of $0.4 million (or $0.00 per diluted share), net of taxes, in our accompanying consolidated statement of income for the nine months ended September 30, 2006 resulting from the requirement to estimate forfeitures for unvested awards at the date of grant instead of recognizing them as incurred. Total compensation costs recognized in income pursuant to the Plan were $11.3 million and $31.9 million for the three and nine months ended September 30, 2007, respectively, and $8.6 million and $25.0 million, respectively, for the three and nine months ended September 30, 2006, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $1.60. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $3.79 million. As of September 30, 2007, the total unrecognized compensation cost related to nonvested stock options granted pursuant to the Plan was $5.9 million. This cost is expected to be recognized over a weighted average period of 1.7 years.

The weighted average grant date fair value of restricted stock granted during the nine months ended September 30, 2007 was $24.20. The total fair value of restricted stock that vested during the nine months ended September 30, 2007 was $33.7 million. As of September 30, 2007, the total unrecognized compensation cost related to nonvested restricted stock granted pursuant to the Plan was $68.1 million. This cost is expected to be recognized over a weighted average period of 2.3 years.

For further discussion of our accounting for stock-based compensation, see Note 17, Stock-Based Compensation, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K.

Note 16.	Commitments and Contingencies

As of September 30, 2007, we had issued $249.8 million in letters of credit which expire at various dates over the next ten years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included these obligations, totaling $6.5 million, in other liabilities in the accompanying consolidated balance sheet as of September 30, 2007.

As of September 30, 2007, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. We believe the asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place that specify the manner in which asbestos must be handled and disposed. Under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB No. 143, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of September 30, 2007, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheet as of September 30, 2007.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 17.	Segment Data

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. As discussed in Note 1, Organization, we operate as two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. The financial results of our reportable segments as of and for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007			2006
	Commercial	Residential		Commercial	Residential
	Lending	Mortgage	Consolidated	Lending	Mortgage	Consolidated
	& Investment	Investment	Total	& Investment	Investment	Total
	($ in thousands)

Total interest and fee income	$279,310	$94,071	$373,381	$252,873	$81,148	$334,021
Operating lease income	27,490	—	27,490	7,855	—	7,855
Interest expense	143,602	89,152	232,754	96,872	73,246	170,118
Provision for loan losses	11,938	415	12,353	24,849	—	24,849
Operating expenses(1)	63,783	1,350	65,133	51,081	2,150	53,231
Other income (expense)(2)	(19,402)	(30,225)	(49,627)	8,447	2,291	10,738
Noncontrolling interests expense	1,182	—	1,182	1,259	—	1,259

Net income (loss) before income taxes	66,893	(27,071)	39,822	95,114	8,043	103,157
Income taxes	11,557	—	11,557	22,304	—	22,304

Net income (loss)	$55,336	$(27,071)	$28,265	$72,810	$8,043	$80,853

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2007			2006
	Commercial	Residential		Commercial	Residential
	Lending	Mortgage	Consolidated	Lending	Mortgage	Consolidated
	& Investment	Investment	Total	& Investment	Investment	Total
	($ in thousands)

Total interest and fee income	$810,841	$258,361	$1,069,202	$679,228	$184,473	$863,701
Operating lease income	69,934	—	69,934	19,174	—	19,174
Interest expense	377,366	242,328	619,694	250,967	170,851	421,818
Provision for loan losses	44,275	415	44,690	50,732	301	51,033
Operating expenses(1)	191,529	5,369	196,898	151,183	6,358	157,541
Other income (expense)(2)	27,271	(49,769)	(22,498)	22,158	220	22,378
Noncontrolling interests expense	3,784	—	3,784	3,350	—	3,350

Net income (loss) before income taxes and cumulative effect of accounting change	291,092	(39,520)	251,572	264,328	7,183	271,511
Income taxes	60,251	—	60,251	52,945	—	52,945

Net income (loss) before cumulative effect of accounting change	230,841	(39,520)	191,321	211,383	7,183	218,566
Cumulative effect of accounting change, net of taxes	—	—	—	370	—	370

Net income (loss)	$230,841	$(39,520)	$191,321	$211,753	$7,183	$218,936

Total assets as of September 30, 2007	$11,298,736	$6,453,948	$17,752,684

Total assets as of December 31, 2006	$9,235,449	$5,975,125	$15,210,574

(1)	Operating expenses of our Residential Mortgage Investment segment consist primarily of direct expenses related to compensation and benefits, professional fees paid to our investment manager and other direct expenses.

(2)	Other income (expense) for our Residential Mortgage Investment segment includes the net of interest income and expense accruals related to certain of our derivatives along with the changes in fair value of our investments and related derivatives.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, expectations, goals, and projections, and including statements about the proposed merger between CapitalSource and TierOne Corporation (“TierOne”), which are subject to numerous assumptions, risks, and uncertainties. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “estimate,” “plan,” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results) involve risks, uncertainties and contingencies, many of which are beyond our control which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: the merger with TierOne may not be approved or completed on the proposed terms and schedule or at all; changes in economic conditions; movements in interest rates; competitive and other market pressures on loan pricing and services; success and timing of other business strategies; the nature, extent, and timing of governmental actions and reforms; extended disruption of vital infrastructure; and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007 (the “Form 10-K”), and documents subsequently filed by us with the SEC, including our Current Report on Form 8-K as filed with the SEC on July 23, 2007. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

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

Through our commercial lending and investment activities, our primary goal is to be the provider of financing of choice for middle market businesses that require customized and sophisticated financing. We originate, underwrite and manage our commercial loans and investments through three principal commercial finance businesses:

•	Structured Finance, which generally engages in commercial real estate finance and also provides asset-based lending to finance companies;

•	Healthcare and Specialty Finance, which generally provides first mortgage loans, asset-based revolving lines of credit, real estate lease financing and cash flow loans to healthcare businesses and a broad range of other companies; and

•	Corporate Finance, which generally provides senior and subordinate loans through direct origination and participation in widely syndicated loan transactions.

To optimize our REIT structure, we also invest in certain residential mortgage assets. As of September 30, 2007, the balance of our residential mortgage investment portfolio was $6.3 billion, which included investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”). Over 99% of our investments in RMBS are represented by mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie

Mac (hereinafter, “Agency MBS”). In addition, we had mortgage-related receivables secured by prime residential mortgage loans.

Recent Developments

Pending Acquisition of TierOne Corporation

In May 2007, we announced an agreement to acquire TierOne Corporation, the holding company for TierOne Bank, a Lincoln, Nebraska-based thrift with more than $3.5 billion in assets and $2.4 billion of deposits as of September 30, 2007. TierOne Bank offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through a network of 69 banking offices located in Nebraska, Iowa and Kansas and nine loan production offices located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. As of September 30, 2007, the stock and cash merger was valued at approximately $28.66 per share of TierOne common stock. We believe the acquisition will allow us to achieve our strategic goal of enhancing the profitability and stability of our lending business through a depository charter. Through this acquisition, we seek to join our profitable, growing and diverse direct lending platform with the stability, efficiency and diversity of a sound community banking franchise. We believe the resulting entity will be a well diversified lending and funding platform that will continue to serve the needs of TierOne Bank’s banking community as well as our customers. The transaction remains subject to approval by TierOne shareholders and the Office of Thrift Supervision. TierOne’s shareholder meeting to vote on the proposed transaction is scheduled for November 29, 2007. Assuming all approvals are obtained and conditions are satisfied, we expect to close the transaction in early 2008.

Impact of Recent Market Conditions

During the third quarter 2007 we witnessed a significant disruption in the capital markets that affected many financial institutions. What began with concerns about rising delinquencies and potential defaults in sub-prime mortgages and related securities broadened to affect the mortgage markets more generally and, ultimately, all credit markets. The effects of this disruption resulted in a substantial reduction in liquidity for certain assets, greater pricing for risk and de-leveraging.

These extreme market conditions did not have a material impact upon our business in the third quarter. We did see, and expect to continue to see, negative effects in terms of a higher cost of funds on incremental borrowings than before the market disruption. For example, in September and October 2007 we completed two term debt securitizations, backed by commercial loans from our portfolio. Due to the market disruption, these financings were more expensive and provided lower leverage than similar financings we have completed in the past. However, we believe that the same market conditions that adversely affect us as a borrower have and will continue to allow us as a lender to price new loans at higher yields. It is possible this market disruption could adversely affect the U.S. economy as a whole. Further declines in economic conditions could adversely affect our clients’ ability to fulfill their obligations to us and/or our ability to fund our business activities.

During the quarter, we also saw a small decrease in the carrying value of our residential mortgage investments (approximately 0.5% of the residential mortgage investment portfolio). We actively manage the interest rate risk associated with this portfolio pursuant to a risk management strategy that is further described below in the discussion on market risk management. Our investment strategy explicitly contemplated the potential for upward and downward shifts in the carrying value of the portfolio, including shifts of the magnitude that we saw during the third quarter. Such volatility in carrying value has no material impact on our investment strategy. While the portfolio may further decrease in value, we believe that the reduction in value is short-term. As the market disruption subsides, we expect that the carrying value of our residential mortgage investments should return to more historical levels.

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

Other Income, net of expenses.  In our Commercial Lending & Investment segment, other income (expense) consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with the United States Department of Housing and Urban Development, or HUD, origination activities, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, third-party servicing income, income from our management of various loans held by third parties and other miscellaneous fees and expenses not attributable to our commercial lending and investment operations. In our Residential Mortgage Investment segment, other income (expense) consists of realized and unrealized appreciation (depreciation) on certain of our residential mortgage investments and gains (losses) on derivatives that are used to economically hedge the residential mortgage investment portfolio.

Operating Expenses.  Operating expenses for both our Commercial Lending & Investment segment and our Residential Mortgage Investment segment include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses.

Income Taxes.  We elected REIT status under the Internal Revenue Code (the “Code”) when we filed our tax return for our taxable year ended December 31, 2006. As a REIT, we generally are not subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities, but are subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). We do not expect our Residential Mortgage Investment segment to be subject to corporate-level tax as all assets are considered REIT qualifying assets. A significant portion of our Commercial Lending & Investment segment is subject to corporate-level income tax as many of the segment’s assets are originated and held in our TRSs.

Adjusted Earnings.  Adjusted earnings represents net income as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), adjusted for certain non-cash items, including real estate depreciation, amortization of deferred financing fees, non-cash equity compensation, realized and unrealized gains and losses on investments in RMBS and related derivatives, unrealized gains and losses on other derivatives and foreign currencies, net unrealized gains and losses on investments, provision for loan losses, charge offs, recoveries, nonrecurring items and the cumulative effect of changes in accounting principles. We view adjusted earnings and the related per share measures as useful and appropriate supplements to net income and net income per share. These measures serve as an additional measure of our operating performance because they facilitate evaluation of the company without the effects of certain adjustments determined in accordance with GAAP that may not necessarily be indicative of current operating performance. Adjusted earnings should not be considered as an alternative to net income or cash flows (each computed in accordance with GAAP). Instead, adjusted earnings should be reviewed in connection with net income and cash flows from operating, investing and financing activities in our consolidated financial statements, to help analyze how our business is performing. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

Operating Results for the Three and Nine Months Ended September 30, 2007

As further described below, the most significant factors influencing our consolidated results of operations for the three and nine months ended September 30, 2007, compared to the consolidated results of operations for the equivalent time periods in 2006, were:

•	Mark to market losses on our Residential Mortgage Investment Portfolio;

•	Losses on derivatives and other investments in our Commercial Lending and Investment Segment;

•	Reduced prepayment-related fee income and reduced gains on equity sales;

•	Growth in our commercial loan portfolio;

•	Increased operating lease income related to our direct real estate investments;

•	Decreased operating expenses as a percentage of average assets; and

•	Decreased lending and borrowing spreads.

Our consolidated operating results for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	($ in thousands)

Interest income	$344,043	$280,066	$63,977	23%	$944,781	$731,601	$213,180	29%
Fee income	29,338	53,955	(24,617)	(46)%	124,421	132,100	(7,679)	(6)%
Operating lease income	27,490	7,855	19,635	250%	69,934	19,174	50,760	265%
Interest expense	232,754	170,118	62,636	37%	619,694	421,818	197,876	47%
Provision for loan losses	12,353	24,849	(12,496)	(50)%	44,690	51,033	(6,343)	(12)%
Operating expenses	65,133	53,231	11,902	22%	196,898	157,541	39,357	25%
Other income, net of expenses	(49,627)	10,738	(60,365)	(562)%	(22,498)	22,378	(44,876)	(201)%
Noncontrolling interests expense	1,182	1,259	(77)	(6)%	3,784	3,350	434	13%
Income taxes	11,557	22,304	(10,747)	(48)%	60,251	52,945	7,306	14%
Cumulative effect of accounting change, net of taxes	—	—	—	N/A	—	370	(370)	(100)%
Net income	28,265	80,853	(52,588)	(65)%	191,321	218,936	(27,615)	(13)%

Our consolidated yields on income earning assets and the costs of interest bearing liabilities for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007			2006
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$944,780	8.33%		$731,601	8.49%
Fee income		124,421	1.10		132,100	1.53

Total interest earning assets(1)	$15,612,542	1,069,201	9.43	$11,527,276	863,701	10.02
Total direct real estate investments	909,240	69,934	10.28	203,011	19,174	12.63

Total income earning assets	16,071,782	1,139,135	9.48	11,730,287	882,875	10.06
Total interest bearing liabilities(2)	13,852,181	619,694	5.98	9,901,508	421,818	5.70

Net finance spread		$519,441	3.50%		$461,057	4.36%

Net finance margin			4.32%			5.26%

(1)	Interest earning assets include cash, restricted cash, mortgage-related receivables, RMBS, loans, and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Comparison of the Three Months Ended September 30, 2007 and 2006

All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements

Interest Income

In our Commercial Lending & Investment segment, interest income was $250.0 million for the three months ended September 30, 2007, an increase of $51.1 million, or 26%, from interest income for the three months ended September 30, 2006. This increase was due to the growth in average interest earning assets, primarily loans, of $2.1 billion, or 28%. This increase was partially offset by a slight decrease in the interest component of yield to 10.11% for the three months ended September 30, 2007 from 10.28% for the three months ended September 30, 2006. During the three months ended September 30, 2007, our commercial lending spread to average one-month LIBOR was 4.68% compared to 4.93% for the three months ended September 30, 2006. This decrease in lending spread reflects overall trends in financial markets, the increase in competition in our markets, as well as the changing mix of our commercial lending portfolio as we continue to pursue the expanded opportunities afforded to us by our REIT election. As a REIT, we can make the same, or better, after tax return on a loan with a lower interest rate than on a loan with a higher interest rate originated prior to becoming a REIT. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

Interest income in our Residential Mortgage Investment segment was $94.1 million for the three months ended September 30, 2007, an increase of $12.9 million, or 16%, from interest income recognized for the three months ended September 30, 2006. This increase was primarily due to the growth in average interest earning assets of $857.7 million, or 15%.

Fee Income

In our Commercial Lending & Investment segment, the decrease in fee income was primarily the result of a decrease in prepayment-related fee income, which totaled $3.2 million for the three months ended September 30,

2007 compared to $26.4 million for the three months ended September 30, 2006. Prepayment-related fee income contributed 0.13% and 0.81%, to yield for the three months ended September 30, 2007 and 2006, respectively. Yield from fee income, including prepayment-related fees, decreased to 1.19% for the three months ended September 30, 2007 from 2.79% for the three months ended September 30, 2006.

Operating Lease Income

In our Commercial Lending & Investment segment, operating lease income was $27.5 million, an increase of $19.6 million, or 250%, from the three months ended September 30, 2006. This increase is due to an increase in our direct real estate investments, which are leased to healthcare industry clients through the execution of long-term, triple-net operating leases. During the three months ended September 30, 2007 and 2006, our average balance of direct real estate investments was $1.1 billion and $261.4 million, respectively.

Interest Expense

We fund our growth largely through borrowings. In our Commercial Lending & Investment segment, interest expense was $143.6 million for the three months ended September 30, 2007, an increase of $46.7 million, or 48%, from interest expense for the three months ended September 30, 2006. This increase in interest expense was primarily due to an increase in average borrowings of $2.7 billion, or 44%. Our cost of borrowings increased to 6.46% for the three months ended September 30, 2007 from 6.26% for the three months ended September 30, 2006. This increase was the result of the use of our unsecured credit facility, which has a higher borrowing spread relative to our secured credit facilities, an increase in the amortization of deferred financing fees and higher borrowing margins. The increase in deferred financing fees was primarily due to increases in our borrowings. Our overall borrowing spread to average one-month LIBOR for the three months ended September 30, 2007 was 1.03% compared to 0.91% for the three months ended September 30, 2006.

In our Residential Mortgage Investment segment, interest expense was $89.2 million for the three months ended September 30, 2007, an increase of $15.9 million, or 22%, from interest expense for the three months ended September 30, 2006. This increase in interest expense was primarily due to an increase in average borrowings of $795.2 million, corresponding to an increase in the size of the portfolio. Our cost of borrowings increased to 5.66% for the three months ended September 30, 2007 from 5.34% for the three months ended September 30, 2006. This increase was primarily the result of increased discount amortization associated with the owner trust term debt used to finance our mortgage-related receivables.

Net Finance Margin

In our Commercial Lending & Investment segment, net finance margin, defined as net investment income (which includes interest, fee and operating lease income less interest expense) divided by average income earning assets, was 5.95% for the three months ended September 30, 2007, a decrease of 224 basis points from 8.19% for the three months ended September 30, 2006. The decrease in net finance margin was primarily due to the increase in interest expense resulting from higher leverage and a higher cost of funds and by a decrease in yield on total income earning assets. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 4.73% for the three months ended September 30, 2007, a decrease of 204 basis points from 6.77% for the three months ended September 30, 2006. Gross yield is the sum of interest, fee and operating lease income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Lending & Investment segment for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007			2006
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$249,972	10.11%		$198,918	10.28%
Fee income		29,338	1.19		53,955	2.79

Total interest earning assets(1)	$9,813,180	279,310	11.30	$7,678,450	252,873	13.07
Total direct real estate investments	1,065,068	27,490	10.24	261,376	7,855	11.92

Total income earning assets	10,878,248	306,800	11.19	7,939,826	260,728	13.03
Total interest bearing liabilities(2)	8,821,916	143,601	6.46	6,139,327	96,872	6.26

Net finance spread		$163,199	4.73%		$163,856	6.77%

Net finance margin			5.95%			8.19%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

In our Residential Mortgage Investment segment, net finance spread was 0.20% and 0.50%, respectively, for the three months ended September 30, 2007 and 2006. Net finance spread is the difference between yield on interest earning assets and the cost of our interest bearing liabilities. The decrease in net finance spread is attributable to the changes in its components as described above.

Provision for Loan Losses

The decrease in the provision for loan losses in our Commercial Lending & Investment segment is the result of recognizing fewer allocated reserves during the quarter and during the three months ended September 30, 2007. This decrease was partially offset by significant growth in our loan portfolio.

Other Income

In our Commercial Lending & Investment segment, other income (expense) was $(19.4) million for the three months ended September 30, 2007, a decrease of $27.8 million, or 330%, from other income for the three months ended September 30, 2006. The decrease in other income was primarily attributable to a $10.4 million increase in net unrealized losses on derivative instruments, a $9.2 million decrease in net realized and unrealized losses in our equity investments, a $2.3 million increase in losses on foreign currency exchange and a $2.1 million decrease in fees arising from our HUD mortgage origination services.

In our Residential Mortgage Investment segment, other expense consisted of a net loss on the residential mortgage investment portfolio of $30.2 million for the three months ended September 30, 2007, an increase of $32.5 million from total other income for the three months ended September 30, 2006. This net loss was attributable to net realized and unrealized losses on derivative instruments related to our residential mortgage investments of $54.2 million and other-than-temporary declines in the fair value of our Non-Agency MBS of $9.7 million. These losses were partially offset by net unrealized gains on our Agency MBS of $33.7 million. The value of Agency MBS relative to risk-free investments was impacted during the three months ended September 30, 2007 by the broad market dislocation.

Operating Expenses

The increase in consolidated operating expenses was primarily due to an increase of $6.0 million in depreciation and amortization expense primarily resulting from increases in our direct real estate investments over the previous year, and a $4.4 million increase in total employee compensation. The higher employee compensation was primarily attributable to a $2.9 million increase in employee benefits, including an increase in incentive compensation. For the three months ended September 30, 2007 and 2006, incentive compensation totaled $19.2 million and $17.8 million, respectively. Incentive compensation comprises annual bonuses, as well as stock options and restricted stock awards, which generally have a three- to five-year vesting period. Operating expenses in our Residential Mortgage Investment segment, which consist primarily of compensation and benefits, professional fees and other direct expenses, were $1.4 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively.

In our Commercial Lending & Investment segment, operating expenses as a percentage of average total assets decreased to 2.27% for the three months ended September 30, 2007, from 2.51% for the three months ended September 30, 2006. Our Commercial Lending & Investment segment’s operating expenses as a percentage of average total assets, excluding depreciation of our direct real estate investments, decreased to 1.95% for the three months ended September 30, 2007, from 2.36% for the three months ended September 30, 2006.

Adjusted Earnings

Adjusted earnings, as previously defined, were $97.6 million, or $0.50 per diluted share, for the three months ended September 30, 2007. Adjusted earnings were $121.9 million, or $0.70 per diluted share, for the three months ended September 30, 2006. A reconciliation of our reported net income to adjusted earnings for the three months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended
	September 30
	2007	2006
	($ in thousands, except
	per share data)

Net income	$28,265	$80,853
Add:
Real estate depreciation and amortization(1)	8,570	3,087
Amortization of deferred financing fees(2)	7,491	7,031
Non-cash equity compensation	11,336	8,640
Net realized and unrealized losses on residential mortgage investment portfolio, including related derivatives(3)	32,425	1,123
Unrealized losses on derivatives and foreign currencies, net	16,464	6,937
Unrealized losses on investments, net	8,452	404
Provision for loan losses	12,353	24,849
Recoveries(4)	—	—
Less:
Charge offs(5)	27,796	11,000
Nonrecurring items	—	—
Cumulative effect of accounting change, net of taxes	—	—

Adjusted earnings	$97,560	$121,924

Net income per share:
Basic — as reported	$0.15	$0.47
Diluted — as reported	$0.15	$0.47
Average shares outstanding:
Basic — as reported	191,976,931	171,777,989
Diluted — as reported	193,607,986	173,354,891
Adjusted earnings per share:
Basic	$0.51	$0.71
Diluted(6)	$0.50	$0.70
Average shares outstanding:
Basic	191,976,931	171,777,989
Diluted(7)	195,604,841	175,865,709

(1)	Depreciation and amortization for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and (1) other non-real estate items.

(2)	Includes amortization of deferred financing fees and other non-cash interest expense.

(3)	Includes adjustments to reflect the realized gains and losses and the period change in fair value of RMBS and related derivative instruments.

(4)	Includes all recoveries on loans during the period.

(5)	To the extent we experience losses on loans for which we specifically provided a reserve prior to January 1, 2006, there will be no adjustment to earnings. All charge offs incremental to previously established allocated reserves will be deducted from net income.

(6)	Adjusted to reflect the impact of adding back noncontrolling interests expense of $1.3 million for the three months ended September 30, 2006, to adjusted earnings due to the application of the if-converted method on non-managing member units, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share for the three months ended September 30, 2006.

(7)	Adjusted to include average non-managing member units of 2,510,818 for the three months ended September 30, 2006, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Comparison of the Nine Months Ended September 30, 2007 and 2006

All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Interest Income

In our Commercial Lending & Investment segment, interest income was $686.4 million for the nine months ended September 30, 2007, an increase of $139.3 million, or 25%, from interest income for the nine months ended September 30, 2006. This increase was due to the growth in average interest earning assets, primarily loans, of $2.0 billion, or 29%. This increase was partially offset by a decrease in the interest component of yield to 10.07% for the nine months ended September 30, 2007 from 10.32% for the nine months ended September 30, 2006. The decrease in the interest component of yield was primarily due to a decrease in our lending spread, partially offset by an increase in short-term interest rates. During the nine months ended September 30, 2007, our commercial lending spread to average one-month LIBOR was 4.71% compared to 5.31% for the nine months ended September 30, 2006. This decrease in lending spread reflects overall trends in financial markets, the increase in competition in our markets, as well as the changing mix of our commercial lending portfolio as we continue to pursue the expanded opportunities afforded to us by our REIT election. As a REIT, we can make the same, or better, after tax return on a loan with a lower interest rate than on a loan with a higher interest rate originated prior to becoming a REIT. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

Interest income in our Residential Mortgage Investment segment was $258.4 million for the nine months ended September 30, 2007, an increase of $73.9 million, or 40%, from interest income recognized for the nine months ended September 30, 2006. This increase was primarily due to the growth in average interest earning assets of $1.6 billion, or 36%.

Fee Income

In our Commercial Lending & Investment segment, the decrease in fee income was primarily the result of a decrease in prepayment-related fee income, which totaled $43.4 million for the nine months ended September 30, 2007 compared to $54.7 million for the nine months ended September 30, 2006. Prepayment-related fee income contributed 0.63% and 1.03% to yield for the nine months ended September 30, 2007 and 2006, respectively. Yield from fee income, including prepayment related fees, decreased to 1.83% for the nine months ended September 30, 2007 from 2.49% for the nine months ended September 30, 2006.

Operating Lease Income

In our Commercial Lending & Investment segment, operating lease income was $69.9 million, an increase of $50.8 million, or 265%, from the nine months ended September 30, 2006. This increase is due to an increase in our direct real estate investments, which are leased to healthcare industry clients through the execution of long-term, triple-net operating leases. During the nine months ended September 30, 2007 and 2006, our average balance of direct real estate investments was $909.2 million and $203.0 million, respectively.

Interest Expense

We fund our growth largely through borrowings. In our Commercial Lending & Investment segment, interest expense was $377.4 million for the nine months ended September 30, 2007, an increase of $126.4 million, or 50%, from interest expense for the nine months ended September 30, 2006. This increase in interest expense was primarily due to an increase in average borrowings of $2.4 billion, or 43%. Our cost of borrowings increased to 6.30% for the nine months ended September 30, 2007 from 5.98% for the nine months ended September 30, 2006. This increase was the result of the use of our unsecured credit facility, which has a higher borrowing spread relative to our secured credit facilities, and an increase in the amortization of deferred financing fees, which was primarily due to increases in our borrowings. These increases were partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our overall borrowing spread to average one-month LIBOR for the nine months ended September 30, 2007 was 0.94% compared to 0.97% for the nine months ended September 30, 2006.

In our Residential Mortgage Investment segment, interest expense was $242.3 million for the nine months ended September 30, 2007, an increase of $71.5 million, or 42%, from interest expense for the nine months ended September 30, 2006. This increase in interest expense was primarily due to an increase in average borrowings of $1.6 billion, or 36%, corresponding to an increase in the size of the portfolio. Our cost of borrowings increased to 5.47% for the nine months ended September 30, 2007 from 5.25% for the nine months ended September 30, 2006. This increase was primarily the result of increased discount amortization associated with the owner trust term debt used to finance our mortgage-related receivables.

Net Finance Margin

In our Commercial Lending & Investment segment, net finance margin, defined as net investment income (which includes interest, fee and operating lease income less interest expense) divided by average income earning assets, was 6.71% for the nine months ended September 30, 2007, a decrease of 150 basis points from 8.21% for the nine months ended September 30, 2006. The decrease in net finance margin was primarily due to the increase in interest expense resulting from higher leverage, a higher cost of funds, and a decrease in yield on total income earning assets. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 5.45% for the nine months ended September 30, 2007, a decrease of 138 basis points from 6.83% for the nine months ended September 30, 2006. Gross yield is the sum of interest, fee and operating lease income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Lending & Investment segment for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007			2006
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$686,420	10.07%		$547,128	10.32%
Fee income		124,421	1.83		132,100	2.49

Total interest earning assets(1)	$9,114,113	810,841	11.90	$7,086,281	679,228	12.81
Total direct real estate investments	909,240	69,934	10.28	203,011	19,174	12.63

Total income earning assets	10,023,353	880,775	11.75	7,289,292	698,402	12.81
Total interest bearing liabilities(2)	8,008,884	377,366	6.30	5,609,304	250,967	5.98

Net finance spread		$503,409	5.45%		$447,435	6.83%

Net finance margin			6.71%			8.21%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

In our Residential Mortgage Investment segment, net finance spreads were 0.23% and 0.29%, respectively, for the nine months ended September 30, 2007 and 2006. Net finance spread is the difference between yield on interest earning assets and the cost of our interest bearing liabilities. The increase in net finance spread is attributable to the changes in its components as described above.

Provision for Loan Losses

The decrease in the provision for loan losses in our Commercial Lending & Investment segment is the result of recognizing fewer allocated reserves during the quarter and] during the nine months ended September 30, 2007.

Other Income

In our Commercial Lending & Investment segment, other income was $27.3 million for the nine months ended September 30, 2007, an increase of $5.1 million, or 23%, from total other income for the nine months ended September 30, 2006. The increase in other income was primarily attributable to a $15.7 million increase in net realized and unrealized gains in our equity investments, a $4.6 million increase in gains related to the sale of loans, a $2.5 million decrease in losses incurred on the extinguishment of debt and a $2.0 million increase in income relating to our equity interests in various investees that are not consolidated for financial statement purposes. These increases were partially offset by a $16.2 million decrease in net unrealized gains on derivative instruments, a $4.5 million decrease in the receipt of break-up fees and a $2.9 million increase in losses on foreign currency exchange.

In our Residential Mortgage Investment segment, other expense consisted of a net loss on the residential mortgage investment portfolio of $49.8 million for the nine months ended September 30, 2007, a decrease of $50.0 million, from total other income for the nine months ended September 30, 2006. This net loss was attributable to net realized and unrealized losses on derivative instruments related to our residential mortgage investments of $36.0 million and other-than-temporary declines in the fair value of our Non-Agency MBS of $23.2 million. These losses were partially offset by net unrealized gains on our Agency MBS of $9.4 million.

Included in unrealized gains on derivative instruments is not only the change in fair value of these instruments, but also the net of interest income and expense accruals related to certain of our derivatives.

Operating Expenses

The increase in consolidated operating expenses was primarily due to an increase of $16.2 million in depreciation and amortization expense primarily resulting from increases in our direct real estate investments over the previous year, and a $15.6 million increase in total employee compensation. The higher employee compensation was attributable to a $8.3 million increase in employee salaries and a $8.1 million increase in incentive compensation, including an increase in restricted stock awards. For the nine months ended September 30, 2007 and 2006, incentive compensation totaled $59.9 million and $51.8 million, respectively. Incentive compensation comprises annual bonuses, as well as stock options and restricted stock awards, which generally have a three- to five-year vesting period. The remaining increase in operating expenses for the nine months ended September 30, 2007 was primarily attributable to a $2.3 million increase in professional fees, a $1.8 million increase in administrative expenses and a $1.7 million increase in rent expense. Operating expenses in our Residential Mortgage Investment segment, which consist primarily of compensation and benefits, professional fees and other direct expenses, were $5.4 million and $6.4 million for the nine months ended September 30, 2007 and 2006, respectively.

In our Commercial Lending & Investment segment, operating expenses as a percentage of average total assets decreased to 2.50% for the nine months ended September 30, 2007, from 2.72% for the nine months ended September 30, 2006. Our Commercial Lending & Investment segment’s operating expenses as a percentage of average total assets, excluding depreciation of our direct real estate investments, decreased to 2.19% for the nine months ended September 30, 2007, from 2.60% for the nine months ended September 30, 2006.

Income Taxes

Our effective tax rate on our consolidated net income was 24.0% for the nine months ended September 30, 2007. Our effective income tax rate for the nine months ended September 30, 2007 attributable to our TRSs was 38.0%. Our overall effective tax rates were 19.5% for the nine months ended September 30, 2006 and 19.4% for the year ended December 31, 2006, which included the reversal of $4.7 million in net deferred tax liabilities relating to REIT qualifying activities, into income, in connection with our REIT election. The increase in our effective tax rate on consolidated net income is due to our expectation that our TRSs will account for a greater percentage of our annual consolidated net income in the current year than in the previous year.

Adjusted Earnings

Adjusted earnings, as previously defined, were $340.7 million, or $1.82 per diluted share, for the nine months ended September 30, 2007. Adjusted earnings were $315.0 million, or $1.89 per diluted share, for the nine months ended September 30, 2006. A reconciliation of our reported net income to adjusted earnings for the nine months ended September 30, 2007 and 2006 was as follows:

	Nine Months Ended
	September 30,
	2007	2006
	($ in thousands, except
	per share data)

Net income	$191,321	$218,936
Add:
Real estate depreciation and amortization(1)	23,675	7,350
Amortization of deferred financing fees(2)	19,823	21,976
Non-cash equity compensation	31,908	24,993
Net realized and unrealized losses on residential mortgage investment portfolio, including related derivatives(3)	55,805	1,782
Unrealized losses (gains) on derivatives and foreign currencies, net	15,504	(196)
Unrealized losses on investments, net	9,669	5,510
Provision for loan losses	44,690	51,034
Recoveries(4)	—	—
Less:
Charge offs(5)	51,671	11,276
Nonrecurring items(6)	—	4,725
Cumulative effect of accounting change, net of taxes	—	370

Adjusted earnings	$340,724	$315,014

Net income per share:
Basic — as reported	$1.03	$1.34
Diluted — as reported	$1.02	$1.32
Average shares outstanding:
Basic — as reported	185,552,634	163,373,576
Diluted — as reported	187,636,502	166,028,844
Adjusted earnings per share:
Basic	$1.84	$1.93
Diluted(7)	$1.82	$1.89
Average shares outstanding:
Basic	185,522,634	163,373,576
Diluted(8)	189,784,782	168,300,536

(1)	Depreciation and amortization for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes amortization of deferred financing fees and other non-cash interest expense.

(3)	Includes adjustments to reflect the realized gains and losses and the period change in fair value of RMBS and related derivative instruments.

(4)	Includes all recoveries on loans during the period.

(5)	To the extent we experience losses on loans for which we specifically provided a reserve prior to January 1, 2006, there will be no adjustment to earnings. All charge offs incremental to previously established allocated reserves will be deducted from net income.

(6)	Represents the write-off of a net deferred tax liability recorded in connection with our conversion to a REIT for the nine months ended September 30, 2006.

(7)	Adjusted to reflect the impact of adding back noncontrolling interests expense $3.4 million for the nine months ended September 30, 2006, to adjusted earnings due to the application of the if-converted method on non-managing member units, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share for the nine months ended September 30, 2006.

(8)	Adjusted to include average non-managing member units of 2,271,692 for the nine months ended September 30, 2006, respectively, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Financial Condition

Commercial Lending & Investment Segment

Portfolio Composition

We provide commercial loans to businesses that require customized and sophisticated financing. We also invest in real estate and selectively make equity investments. As of September 30, 2007 and December 31, 2006, the composition of our commercial lending and investment portfolio was as follows:

	September 30,	December 31,
	2007	2006
	($ in thousands)

Commercial loans, net	$9,629,470	$7,850,198
Direct real estate investments, net	1,031,905	722,303
Equity investments	178,574	150,090

Total	$10,839,949	$8,722,591

Commercial Lending Portfolio Composition

Our total commercial loan portfolio reflected in the portfolio statistics below includes loans, loans held for sale and receivables under reverse-repurchase agreements. The composition of our commercial loan portfolio by loan type and by commercial finance business as of September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007		December 31, 2006
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured loans(1)	$5,456,046	57%	$4,704,166	60%
First mortgage loans(1)	3,057,652	32	2,542,222	32
Subordinate loans	1,115,772	11	603,810	8

Total	$9,629,470	100%	$7,850,198	100%

Composition of loan portfolio by business:
Structured Finance	$3,841,265	40%	$2,839,716	36%
Healthcare and Specialty Finance	3,083,636	32	2,775,748	35
Corporate Finance	2,704,569	28	2,234,734	29

Total	$9,629,470	100%	$7,850,198	100%

(1)	Includes Term B loans.

We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by commercial finance business as of September 30, 2007 were as follows:

	Number	Average	Number of	Average Loan
	of Loans	Loan Size	Clients	Size per Client
	($ in thousands)

Composition of loan portfolio by business:
Structured Finance	265	$14,495	218	$17,620
Healthcare and Specialty Finance	415	7,430	299	10,313
Corporate Finance	457	5,918	216	12,521

Overall loan portfolio	1,137	8,469	733	13,137

The scheduled maturities of our commercial loan portfolio by loan type as of September 30, 2007 were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Scheduled maturities by loan type:
Senior secured loans(1)	$743,875	$4,371,032	$341,139	$5,456,046
First mortgage loans(1)	1,194,903	1,714,295	148,454	3,057,652
Subordinate loans	127,855	453,251	534,666	1,115,772

Total	$2,066,633	$6,538,578	$1,024,259	$9,629,470

(1)	Includes Term B loans.

The dollar amounts of all fixed-rate and adjustable-rate commercial loans by loan type as of September 30, 2007 were as follows:

	Adjustable	Fixed
	Rates	Rates	Total
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured loans(1)	$5,392,334	$63,712	$5,456,046
First mortgage loans(1)	2,706,738	350,914	3,057,652
Subordinate loans	982,388	133,384	1,115,772

Total	$9,081,460	$548,010	$9,629,470

Percentage of total loan portfolio	94%	6%	100%

(1)	Includes Term B loans.

As of September 30, 2007, our Structured Finance, Healthcare and Specialty Finance, and Corporate Finance businesses had commitments to lend up to an additional $2.3 billion, $2.0 billion and $0.6 billion, respectively, to 218, 299 and 216 existing clients, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed loan agreements.

Credit Quality and Allowance for Loan Losses

As of September 30, 2007 and December 31, 2006, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial lending portfolio were as follows:

	September 30,	December 31,
	2007	2006
	($ in thousands)

Loans 60 or more days contractually delinquent	$71,664	$88,067
Non-accrual loans(1)	169,390	183,483
Impaired loans(2)	332,716	281,377
Less: loans in multiple categories	(221,553)	(230,469)

Total	$352,217	$322,458

Total as a percentage of total loans	3.66%	4.11%

Total as a percentage of all commercial assets(3)	3.30%	3.76%

(1)	Includes commercial loans with an aggregate principal balance of $21.0 million and $47.0 million as of September 30, 2007 and December 31, 2006, respectively, which were also classified as loans 60 or more days contractually delinquent. Includes non-performing loans classified as held for sale that have an aggregate principal balance of $3.0 million as of September 30, 2007. As of December 31, 2006, there were no loans classified as held for sale that were placed on non-accrual status.

(2)	Includes commercial loans with an aggregate principal balance of $55.1 million and $47.0 million as of September 30, 2007 and December 31, 2006, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $166.4 million and $183.5 million as of September 30, 2007 and December 31, 2006, respectively, which were also placed on non-accrual status.

(3)	Commercial assets include commercial loans, loans held for sale, receivables under reverse-repurchase agreements and direct real estate investments.

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

During the three months ended September 30, 2007, no new troubled debt restructurings, as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings, occurred. During the nine months ended September 30, 2007, commercial loans with an aggregate carrying value of $69.7 million as of September 30, 2007 were involved in a troubled debt restructuring. As of September 30, 2007, commercial loans with an aggregate carrying value of $167.6 million were involved in a troubled debt restructuring. Additionally, under SFAS No. 114, loans involved in a troubled debt restructurings are also assessed as impaired, generally for a period of at least one-year following the restructuring. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $6.3 million as of September 30, 2007. For the year ended December 31, 2006, commercial loans with an aggregate carrying value of $194.7 million as of December 31, 2006 were involved in troubled debt restructurings. The allocated reserve for commercial loans that were involved in a troubled debt restructuring was $31.5 million as of December 31, 2006.

Middle market lending involves credit risks that we believe will result in further credit losses in our portfolio. We have provided an allowance for loan losses to cover estimated losses inherent in our commercial loan portfolio. Our allowances for loan losses were $111.7 million and $120.6 million as of September 30, 2007 and December 31, 2006, respectively. These amounts equate to 1.16% and 1.54% of gross loans as of September 30, 2007 and

December 31, 2006, respectively. Of our total allowance for loan losses as of September 30, 2007 and December 31, 2006, $11.4 million and $37.8 million, respectively, were allocated to impaired loans. During the nine months ended September 30, 2007 and 2006, we charged off loans totaling $51.7 million and $35.4 million, respectively. Net charge offs as a percentage of average loans were 0.79% and 0.69% for the nine months ended September 30, 2007 and 2006, respectively.

Direct Real Estate Investments

We acquire real estate for long-term investment purposes. These direct real estate investments are generally leased to clients through the execution of long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of September 30, 2007 and December 31, 2006, we had $1.0 billion and $722.3 million in direct real estate investments, respectively, which consisted primarily of land and buildings.

Equity Investments

We commonly acquire equity interests in connection with loans to clients. These investments include common stock, preferred stock, limited liability company interests, limited partnership interests and warrants to purchase equity instruments.

As of September 30, 2007 and December 31, 2006, the carrying values of our investments in our Commercial Lending & Investment segment were $184.3 million and $150.1 million, respectively. Included in these balances were investments carried at fair value totaling $29.1 million and $34.6 million, respectively.

Residential Mortgage Investment Segment

Portfolio Composition

We invest directly in residential mortgage investments and, as of September 30, 2007 and December 31, 2006, our portfolio of residential mortgage investments was as follows:

	September 30,	December 31,
	2007	2006
	($ in thousands)

Mortgage-related receivables(1)	$2,092,553	$2,295,922
Residential mortgage-backed securities:
Agency(2)	4,159,037	3,502,753
Non-Agency(3)	11,530	34,243

Total	$6,263,120	$5,832,918

(1)	Represents secured receivables that are backed by adjustable rate, prime residential mortgage loans that are further described in Note 4, Mortgage-Related Receivables and Related Owners Trust Transactions, in our accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007.

(2)	Represent mortgage-backed securities (“MBS”) whose payments of principal and interest are guaranteed by Fannie Mae or Freddie Mac. See the following paragraph for a description of these securities.

(3)	See following paragraph for a description of these securities.

We invest in RMBS, which are securities collateralized by residential mortgage loans. Over 99% of our investments in RMBS are Agency MBS and substantially all of our Agency MBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We also invest in RMBS that are credit-enhanced through the use of subordination or in other ways that are inherent in a corresponding securitization transaction (hereinafter, “Non-Agency MBS”). We account for our Agency MBS as debt securities that are classified as trading investments and include such investments in mortgage-backed securities pledged, trading on our accompanying consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and include such investments in investments on our accompanying consolidated balance sheets. The coupons on the loans underlying RMBS are fixed for stipulated periods of time and then reset annually thereafter. The weighted average net coupon of Agency MBS in our portfolio was 5.06% as of September 30, 2007 and the weighted average reset date for the portfolio was approximately 43.9 months. The weighted average net coupon of Non-Agency MBS in our portfolio was 8.18% as of September 30, 2007. The fair values of our Agency MBS and Non-Agency MBS were $4.2 billion and $11.5 million, respectively, as of September 30, 2007.

As of September 30, 2007, we had $2.1 billion in mortgage-related receivables secured by prime residential mortgage loans. As of September 30, 2007, the weighted average interest rate on these receivables was 5.37%, and the weighted average contractual maturity was approximately 28.0 years. See further discussion on our accounting treatment of mortgage-related receivables in Note 4, Mortgage-Related Receivables and Related Owners Trust Securitizations, in our accompanying consolidated financial statements.

Credit Quality and Allowance for Loan Losses

As of September 30, 2007 and December 31, 2006, mortgage-related receivables, whose underlying mortgage loans are 90 days or more days past due or were in the process of foreclosure and foreclosed were amounts as follows:

	September 30,		September 30,
	2007		2006

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or are in the process of foreclosure	$9,192		$2,364
Percentage of mortgage-related receivables	0.44	%(1)	0.10%

Foreclosed assets	$1,335		—
Percentage of mortgage-related receivables	0.06%		—

(1)	By comparison, in its September 2007 Monthly Summary Report, Fannie Mae reported a serious delinquency rate (SDQ) of 0.71% for August 2007, for conventional single family loans that are three months or more past due or in foreclosure process while, in its September 2007 Monthly Volume Summary, Freddie Mac reported an SDQ of 0.46% for August 2007, for comparable types of single family loans. The comparable August 2007 statistic for the mortgage-related receivables was 0.43%.

In connection with recognized mortgage-related receivables, we recorded provision for loan losses of $0.4 million for the three and nine months ended September 30, 2007 and the allowance for loan losses was $0.8 million as of September 30, 2007. We recorded a provision for loan losses of $0.3 million related to our mortgage-related receivables during the nine months ended September 30, 2006, and the allowance for loan losses was $0.4 million as of December 31, 2006. Through September 30, 2007, we have recognized $0.2 million in total, realized losses on such mortgage-related receivables.

Financing

We have financed our investments in RMBS primarily through repurchase agreements. As of September 30, 2007 and December 31, 2006, our outstanding repurchase agreements totaled $4.0 billion and $3.4 billion, respectively. As of September 30, 2007, repurchase agreements that we executed had maturities of between four days and 1.4 years and a weighted average borrowing rate 5.43%.

Our investments in residential mortgage-related receivables were financed primarily through debt issued in connection with two securitization transactions. As of September 30, 2007, the total outstanding balance of these debt obligations was $2.1 billion. The interest rates on all classes of the notes within each securitization are fixed for various periods of time and then reset annually thereafter, with a weighted average interest rate of 4.94% as of September 30, 2007. The notes within each securitization are scheduled to mature at various dates through 2036.

The interest rates on our repurchase agreements, securitization-based debt and other financings may change at different times and in different magnitudes than the interest rates earned on our residential mortgage investments.

See Market Risk Management below for a discussion of our interest rate risk management program related to our residential mortgage investment portfolio.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, which include funding our existing commercial loan and investment commitments, acquiring residential mortgage investments, funding ongoing commitments to repay borrowings, paying dividends and for other general business purposes. Our primary sources of funds consist of cash flows from operations, borrowings under our existing and future repurchase agreements, credit facilities, term debt, subordinated debt and convertible debt, proceeds from issuances of equity and other sources. We believe these sources of financing are sufficient to meet our short-term liquidity needs. We have applied for an Industrial Loan Corporation charter (“ILC”) with the Federal Deposit Insurance Corporation (“FDIC”), which we expect would enable us to obtain additional funds through the brokered deposit market. In March 2007, we received correspondence from the FDIC approving our application for FDIC deposit insurance, subject to certain conditions. We intend to analyze the conditions of the approval and determine their impact on our overall operations with respect to the ILC once the merger with TierOne is completed as expected. If and when operational, we anticipate that both the ILC and TierOne Bank will provide additional sources of liquidity; the ILC is expected to provide access to wholesale deposits, and TierOne Bank is expected to provide access to retail deposits, wholesale deposits and Federal Home Loan Bank borrowings.

As of September 30, 2007, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $1.6 billion. Commitments do not include transactions for which we have signed commitment letters but not yet signed loan agreements. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund certain unfunded commitments is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. Other unfunded commitments do not require additional collateral to be provided by a debtor as a prerequiste to future fundings by us. We believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy our commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

To maintain our REIT status and our exemption from registration as an investment company under the Investment Company Act of 1940, we may continue to acquire additional residential mortgage investments. As discussed below, we have funded and expect to continue to fund these purchases primarily through repurchase agreements and term debt using leverage consistent with industry standards for these assets.

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

Cash and Cash Equivalents

As of September 30, 2007 and December 31, 2006, we had $245.9 million and $396.2 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments.

We had $296.8 million and $240.9 million of restricted cash as of September 30, 2007 and December 31, 2006, respectively. The restricted cash primarily represents both principal and interest collections on loans collateralizing our term debt and on loans pledged to our credit facilities. We also have restricted cash representing other items such as client holdbacks, escrows and securities pledged as collateral to secure repurchase agreements and various financial derivative contracts. Principal repayments, interest rate swap payments, interest payable and servicing fees are deducted from the monthly principal and interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Sources and Uses of Cash

For the nine months ended September 30, 2007 and 2006, we (used) generated cash from operations of $868.9 million and $55.9 million, respectively. Included within these amounts are cash inflows and outflows related to our Agency MBS that are classified as trading investments and loans that are classified as held for sale.

Cash from our financing activities is generated from proceeds from our issuance of equity, including issuances under our Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), borrowings on our repurchase agreements, credit facilities and term debt and from our issuance of convertible debt and subordinated debt. Our financing activities primarily use cash to repay repurchase agreements, term debt borrowings and to pay cash dividends. For the nine months ended September 30, 2007 and 2006, we generated cash flow from financing activities of $2.1 billion and $4.3 billion, respectively.

Investing activities primarily relate to loan origination, purchases of residential mortgage investments, primarily mortgage-related receivables, and acquisitions of direct real estate investments. For the nine months ended September 30, 2007 and 2006, we used cash in investing activities of $1.4 billion and $3.9 billion, respectively.

Borrowings

As of September 30, 2007 and December 31, 2006, we had outstanding borrowings totaling $14.9 billion and $12.9 billion, respectively. Borrowings under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt have supported our growth. For a detailed discussion of our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K and Note 10, Borrowings, in our accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007.

Our overall debt strategy emphasizes diverse sources of financing, including both secured and unsecured financings. As of September 30, 2007, approximately 87% of our debt was collateralized by our loans and residential mortgage investments and 13% was unsecured. We intend to increase our percentage of unsecured debt over time through both unsecured credit facilities and unsecured term debt. In April 2007, Standard and Poor’s issued a BBB- senior unsecured debt rating and Fitch Ratings affirmed our BBB- senior unsecured debt rating. We may apply for ratings from other rating agencies and our goal is to improve all of these ratings over time. As our ratings improve, we expected to be able to issue more unsecured debt relative to the amount of our secured debt. In any case, we intend to maintain prudent levels of leverage and currently expect our debt-to-equity ratio on our commercial lending portfolio to remain below 5x.

Repurchase Agreements

We entered into two new master repurchase agreements and borrowed under our existing repurchase agreements with various financial institutions to finance the purchases of RMBS during the nine months ended September 30, 2007. The terms of our borrowings pursuant to repurchase agreements typically reset every thirty days. During the three months ended September 30, 2007, we negotiated longer terms for some of these repurchase agreements with several counterparties. As a result, as of September 30, 2007, approximately 34% of the borrowings outstanding under repurchase agreements had terms longer than 30 days. Agency MBS, Non-Agency MBS and short term liquid investments collateralize our repurchase agreements as of September 30, 2007. Substantially all of our repurchase agreements and related derivative instruments require us to deposit additional collateral if the market value of existing collateral declines below specified collateralization limits, which may require us to sell assets to reduce our borrowings.

Credit Facilities

Our committed credit facility capacities were $5.6 billion and $5.0 billion, respectively, as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, we had eight credit facilities, six of which are secured and two of which are unsecured, with a total of 27 financial institutions. We primarily use these facilities to fund our loans and for general corporate purposes. To date, many loans have been held, or warehoused, in our secured credit facilities until we complete a term debt transaction in which we securitize a pool of loans from these facilities. We primarily use the proceeds from our term debt transactions to pay down our credit facilities, which results in increased capacity to redraw on them as needed.

As of September 30, 2007, our credit facilities’ maturity dates, committed capacities and outstanding principal balances were as follows:

	September 30, 2007
	Committed		Principal
	Capacity		Outstanding
	($ in thousands)

Unsecured credit facility scheduled to mature February 19, 2008	$75,607		$60,010
Secured credit facility scheduled to mature March 26, 2008	300,000		110,150
Secured credit facility scheduled to mature August 1, 2008	1,500,000		1,001,000
Unsecured credit facility scheduled to mature March 13, 2009	1,070,000		520,271
Secured credit facility scheduled to mature April 10, 2009	470,000	(1)	202,186
Secured credit facility scheduled to mature April 27, 2009	1,400,000	(1)	378,800
Secured credit facility scheduled to mature June 27, 2009	700,000	(1)	314,621
Secured credit facility scheduled to mature July 19, 2010	114,647		114,647

Total	$5,630,254		$2,701,685

(1)	Credit facility is subject to 364-day liquidity renewal. On termination or maturity, amounts due under the credit facility may, in the absence of a default, be repaid from proceeds from amortization of the collateral pool.

During the nine months ended September 30, 2007, we entered into three new credit facilities and amended various terms in certain of our credit facilities. For further information on our credit facilities, see Note 10, Borrowings, in our accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007.

Term Debt

We have raised capital by securitizing pools of loans from our portfolio in permanent, on-balance-sheet term debt securitizations. During the nine months ended September 30, 2007 and thereafter, we completed two term debt securitizations totaling $1.9 billion. For further information on these term debt securitizations, see Note 10, Borrowings, in our accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007.

Subordinated Debt

We have raised junior subordinated capital through the issuance of trust preferred securities. During the nine months ended September 30, 2007, we issued two series of subordinated debt, totaling $79.9 million. For further information our subordinated debt, see Note 10, Borrowings, in our accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007.

Convertible Debt

We have raised capital through the issuance of convertible debt. During the nine months ended September 30, 2007, we issued three series of convertible debt, totaling $748.9 million. For further information on our convertible debt, see Note 10, Borrowings, in our accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007.

Mortgage Debt

We use mortgage loans to finance certain of our direct real estate investments. For further information on such mortgage loans, see Note 10, Borrowings, in our accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007.

Debt Covenants

CapitalSource Finance LLC, one of our wholly owned indirect subsidiaries, services loans collateralizing our secured credit facilities and term debt and is required to meet various financial and non-financial covenants. Failure to meet the covenants could result in the servicing being transferred to another servicer. The notes under the trusts established in connection with our term debt include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates. We, and certain of our other wholly owned subsidiaries, also have certain financial and non-financial covenants related to our secured and unsecured credit facilities, subordinated debt and our other debt financings.

Equity

We offer a DRIP to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three and nine months ended September 30, 2007, we received proceeds of $251.0 million and $437.7 million, respectively, related to the direct purchase of 14.2 million and 21.7 million shares of our common stock pursuant to the DRIP, respectively. During the three and nine months ended September 30, 2006, we received proceeds of $55.0 million and $94.7 million, respectively, related to the direct purchase of 2.4 million and 4.1 million shares of our common stock pursuant to the DRIP, respectively. In addition, we received proceeds of $40.3 million and $69.8 million related to cash dividends reinvested for 2.1 million and 3.3 million shares of our common stock during the three and nine months ended September 30, 2007, respectively. We received proceeds of $3.9 million and $9.0 million related to cash dividends reinvested for 0.2 million and 0.4 million shares of our common stock, respectively, during the three and nine months ended September 30, 2006, respectively.

Commitments, Guarantees & Contingencies

As of September 30, 2007 and December 31, 2006, we had unfunded commitments to extend credit to our clients of $4.9 billion and $4.1 billion, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed loan agreements. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund certain unfunded commitments generally is based on our client’s ability to provide the required collateral and to meet certain other preconditions to borrowing. Other unfunded commitments do not require additional collateral to be provided by a debtor as a prerequisite to future fundings by us. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create a breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business. We currently believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments.

We have provided financial guarantees to third-party warehouse lenders that financed the purchase of approximately $528 million of commercial loans by two special purpose entities to which one of our other wholly owned indirect subsidiaries provides advisory services in connection with such purchases of commercial loans. We have provided the warehouse lenders with limited guarantees under which we agreed to assume a portion of net losses realized in connection with those loans held by the special purpose entities up to a specified loss limit. The first guarantee, which was scheduled to expire on September 24, 2007, has been extended and now is scheduled to expire on September 24, 2008, while the second guarantee is scheduled to expire on December 31, 2007. Such guarantees may terminate earlier to the extent that the warehouse facility is refinanced prior to the guarantee’s expiry. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, (“FIN 46(R)”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we determined that we are not required to recognize the assets and liabilities of these special purpose entities for financial statement purposes as of September 30, 2007. These special purpose entities were formed to eventually complete collateralized loan obligation transactions for which we would serve as advisor. In light of current conditions in the markets for third-party managed collateralized loan obligation transactions, we do not expect to close these transactions in 2007.

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

Residential Mortgage Investment Segment

We are exposed to changes in the credit performance of the mortgage loans underlying the Agency MBS, the Non-Agency MBS, and the mortgage related receivables. With respect to Agency MBS, while we benefit from a full guaranty from Fannie Mae or Freddie Mac, variation in the level of credit losses may impact the duration of our investments since a credit loss results in the prepayment of the relevant loan by the guarantor. With respect to Non- Agency MBS, the value or performance of our investment may be impacted by higher levels of credit losses, depending on the specific provisions of the relevant securitizations. With respect to mortgage-related receivables, we are directly exposed to the level of credit losses on the underlying mortgage loans.

Concentrations of Credit Risk

In our normal course of business, we engage in commercial lending activities with borrowers primarily throughout the United States. As of September 30, 2007 and December 31, 2006, the entire commercial loan portfolio was diversified such that no single borrower was greater than 4% of the portfolio. As of September 30, 2007, the single largest industry concentration was skilled nursing, which made up approximately 17% of our commercial loan portfolio. As of September 30, 2007, the largest geographical concentration was Florida, which made up approximately 16% of our commercial loan portfolio. As of September 30, 2007, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 98% of the investments. As of September 30, 2007, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 33.8% of the investments.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. We obtain collateral from certain counterparties for amounts in excess of exposure limits and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from a counterparty and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” As of September 30, 2007 and December 31, 2006, the gross positive fair value of our derivative financial instruments were $30.2 million and $23.7 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $23.4 million and $16.1 million as of September 30, 2007 and December 31, 2006, respectively. We did not hold collateral against derivative financial instruments as of September 30, 2007 and December 31, 2006. Accordingly, our net exposure to derivative counterparty credit risks as of September 30, 2007 and December 31, 2006 were $6.8 million and $7.6 million, respectively.

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

The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to our commercial lending and investment portfolio as of September 30, 2007 were as follows:

Estimated (Decrease)
Increase in
Rate Change	Net Interest Income
(Basis Points)	Over 12 Months
($ in thousands)

−100	$(6,480)
−50	(4,080)
+ 50	5,280
+ 100	10,440

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed a 78.7% advance rate on our variable and fixed rate borrowings.

Approximately 38% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of September 30, 2007. The loans with interest rate floors as of September 30, 2007 were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Exceeding the interest rate floor	$3,320,969	35%
At the interest rate floor	40,156	—
Below the interest rate floor	288,794	3
Loans with no interest rate floor	5,979,551	62

Total	$9,629,470	100%

We use interest rate swaps to hedge the interest rate risk of certain fixed rate loans. We also enter into additional basis swap agreements to economically hedge basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These interest rate swaps modify our exposure to interest rate risk by synthetically converting fixed rate and prime rate loans to one-month LIBOR. Additionally, we use offsetting interest rate caps to economically hedge loans with embedded interest rate caps. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the one-month LIBOR-based term debt.

We also use interest rate swaps to hedge the interest rate risk of certain fixed rate debt. These interest rate swaps modify our exposure to interest rate risk by synthetically converting fixed rate debt to one-month LIBOR.

We have also entered into spot and short-dated forward exchange contracts to minimize exposure to foreign currency risk arising from foreign denominated loans.

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

The estimated changes in fair value based on changes in interest rates applied to our residential mortgage investment portfolio as of September 30, 2007 were as follows:

	Estimated (Decrease)
Rate Change	Increase	Percentage of Total
(Basis Points)	in Fair Value	Segment Assets
	($ in thousands)

−100	$(3,734)	(.06)%
−50	(644)	(.01)
+ 50	(858)	(.01)
+ 100	(3,504)	(.05)

For the purposes of the above analysis, our residential mortgage investment portfolio includes all of our investments in residential mortgage-related receivables, Agency MBS, repurchase agreements with remaining terms longer than 30 days, term debt and related derivatives as of September 30, 2007.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

See the discussion of our risk factors in the Risk Factors section of our audited consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K and our Current Report on Form 8-K dated July 23, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2007 was as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

July 1 — July 31, 2007	95,947	$24.59	—	—
August 1 — August 31, 2007	11,989	18.94	—	—
September 1 — September 30, 2007	8,862	17.74	—	—

Total	116,798	23.49

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan.

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: November 8, 2007	/s/ JOHN K. DELANEY John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	/s/ THOMAS A. FINK Thomas A. Fink Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2007	/s/ DAVID C. BJARNASON David C. Bjarnason Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No		Description

3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to the same-numbered exhibit to the registrant’s Current Report on Form 8-K dated May 3, 2006).
3.2		Amended and Restated Bylaws (as amended on October 30, 2007). †
4.1		Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to the same-numbered exhibit to the registrant’s Registration Statement on Form 8-A/2B/A dated May 22, 2006).
4.20		Indenture dated as of July 30, 2007, by and between CapitalSource Inc., as Obligator, and Wells Fargo Bank, N.A., as Trustee. †
4	.20.1	First Supplemental Indenture dated as of July 30, 2007, by and between CapitalSource Inc., as Issuer, CapitalSource Finance LLC, as Guarantor, and Wells Fargo Bank, N.A., as Trustee. †
4.21		Form of 7.250% Senior Subordinated Convertible Note due 2037 (incorporated by reference to the exhibit 4.2 to the registrant’s Current Report for form 8-K dated July 2, 2007).
10	.33*	Summary of Non-employee Director Compensation. †
10.74		First Amendment to the Note Purchase Agreement, dated as of August 2, 2007, among CapitalSource Funding VII Trust, as Issuer, CS Funding VII Depositor LLC, as Depositor, CapitalSource Finance LLC, as Loan Originator, and Citigroup Global Markets Realty Corp., as Purchaser (incorporated by reference to the same numbered exhibit to the registrant’s Current Report on Form 10-Q for the quarter ended June 30, 2007).
10.75		First Amendment to the Sale and Servicing Agreement, dated as of August 2, 2007, by and among CapitalSource Funding VII Trust, as Issuer, as the Issuer, and CS Funding VII Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to the same numbered exhibit to the registrant’s Current Report on Form 10-Q for the quarter ended June 30, 2007).
10.82		Sale and Servicing Agreement, dated as of September 10, 2007, by and among CapitalSource Real Estate Loan LLC 2007-A, as the Seller, CSE Mortgage LLC, as the Originator and as the Servicer, Citicorp North America, Inc., as the Administrative Agent, and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian. (incorporated by reference to the exhibit 10.82 to the registrant’s Current Report on Form 8-K dated September 10, 2007)
10.83		Sale and Contribution Agreement, dated as of September 10, 2007, by and between CapitalSource Real Estate Loan LLC 2007-A, as the Buyer and CSE Mortgage LLC, as the Seller (incorporated by reference to the same numbered exhibit to the registrant’s Current Report on Form 8-K dated September 10, 2007)
12.1		Ratio of Earnings to Fixed Charges.†
31.1		Rule 13a — 14(a) Certification of Chairman and Chief Executive Officer (Principal Executive Officer).†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 Certifications.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.