Form 10-K
period 2007-12-31
CAPITALSOURCE INC
filed 2008-02-29
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2007 was $3,041,811,254.

As of February 15, 2008, the number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding was 224,734,693.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CapitalSource Inc.’s Proxy Statement for the 2008 annual meeting of shareholders, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including the footnotes to our audited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “estimate,” “plan,” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results) involve risks, uncertainties and contingencies, many of which are beyond our control which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions; continued or worsening disruptions in credit markets may make it difficult for us to obtain debt financing on attractive terms or at all and could prevent us from optimizing the amount of leverage we employ; movements in interest rates and lending spreads may adversely affect our borrowing strategy; we may be unsuccessful in pursuing our deposit funding strategy, despite significant efforts; competitive and other market pressures could adversely affect loan pricing; the nature, extent, and timing of any governmental actions and reforms, or changes in tax laws or regulations affecting REITs; hedging activities may result in reported losses not offset by gains reported in our consolidated financial statements; and other factors described in this Form 10-K and documents filed by us with the SEC. All forward-looking statements included in this Form 10-K are based on information available at the time the statement is made.

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

Overview

We are a commercial finance, investment and asset management company focused on the middle market. We operate as a real estate investment trust (“REIT”) and provide senior and subordinate commercial loans, invest in real estate and residential mortgage assets, and engage in asset management and servicing activities.

We operate as three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Finance segment comprises our commercial lending business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment activities. For financial information about our segments, see Note 24, Segment Data, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Through our Commercial Finance segment activities, our primary goal is to be the leading provider of financing to middle market businesses that require customized and sophisticated financing. We provide a wide range of financial products that we negotiate and structure on a client-specific basis through direct interaction with the owners and senior managers of our clients. We also originate and participate in broadly syndicated debt financings for larger businesses. We seek to add value to our clients’ businesses by providing tailored financing that meets their specific business needs and objectives. As of December 31, 2007, we had 1,214 loans outstanding under which we had funded an aggregate of $9.9 billion and committed to lend up to an additional $4.7 billion.

Through our Healthcare Net Lease segment activities, we invest in income-producing healthcare facilities, principally long-term care facilities in the United States. We provide lease financing to skilled nursing facilities and, to a lesser extent, assisted living facilities, rehabilitation and acute care facilities. As of December 31, 2007, we had

$1.0 billion in direct real estate investments comprised of 186 healthcare facilities that were leased to 41 tenants through long-term, triple-net operating leases.

Through our Residential Mortgage Investment segment activities we invest in certain residential mortgage assets to optimize our REIT structure. As of December 31, 2007, our residential mortgage investment portfolio totaled $6.1 billion, which included investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”). Over 99% of our investments in RMBS are represented by mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency MBS”). In addition, we hold mortgage-related receivables secured by prime residential mortgage loans.

In our Commercial Finance and Healthcare Net Lease segments, the financing needs of our clients are often specific to their particular business or situation. We believe we can most successfully meet these needs and manage risk through industry or sector expertise and flexibility in structuring financings. We offer a range of senior and subordinate mortgage loans, real estate lease financing, asset-based loans, cash flow loans and equity investments to our clients. Because we believe specialized industry and/or sector knowledge is important to successfully serve our client base, we originate, underwrite and manage our financings through three focused commercial financing businesses organized around our areas of expertise. Focusing our efforts in these specific sectors, industries and markets allows us to rapidly design and implement products that satisfy the special financing needs of our clients.

These three primary commercial finance businesses are:

•	Corporate Finance, which generally provides senior and subordinate loans through direct origination and participation in widely syndicated loan transactions;

•	Healthcare and Specialty Finance, which, including our Healthcare Net Lease segment activities, generally provides first mortgage loans, asset-based revolving lines of credit, and other cash flow loans to healthcare businesses and a broad range of other companies and makes investments in income-producing healthcare facilities, particularly long-term care facilities; and

•	Structured Finance, which generally engages in commercial and residential real estate finance and also provides asset-based lending to finance companies.

Although we make loans as large as $400 million, our average commercial loan size was $8.1 million as of December 31, 2007, and our average loan exposure by client was $13.0 million as of December 31, 2007. Our commercial loans generally have a maturity of two to five years with a weighted average maturity of 3.3 years as of December 31, 2007. Substantially all of our commercial loans require monthly interest payments at variable rates and, in many cases, our commercial loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients. As of December 31, 2007, our geographically diverse client base consisted of 759 clients with headquarters in 48 states, the District of Columbia, Puerto Rico and select international locations, primarily in Canada and Europe.

Deposit Based Funding

Maintaining broad and diverse funding sources has been a key to our funding strategy since inception. We have identified obtaining deposit based funding as a potentially attractive method of further broadening and diversifying our funding.

In May 2007, we announced an agreement to acquire TierOne Corporation (“TierOne”), the holding company for TierOne Bank, a Lincoln, Nebraska-based thrift with more than $3.5 billion in assets and $2.4 billion of deposits as of September 30, 2007. The transaction was approved by TierOne shareholders on November 29, 2007. TierOne Bank offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through a network of 69 banking offices located in Nebraska, Iowa and Kansas and nine loan production offices located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. As of December 31, 2007, the stock and cash merger under the original terms was valued at approximately $25.80 per share of TierOne common stock. We originally entered into the TierOne transaction to achieve our strategic goal of obtaining a depository charter to join our direct lending platform with the stability, efficiency and diversity of a sound community banking franchise. The transaction remains subject to approval by the Office of Thrift Supervision.

Because the transaction was not completed by its nine-month anniversary, February 17, 2008, both parties have the right to terminate the transaction, and our Board of Directors has authorized our Chairman and Chief Executive Officer to either terminate the merger or negotiate new terms for the transaction.

In 2005, we applied for an Industrial Loan Corporation (“ILC”) charter with the State of Utah and for federal deposit insurance with the Federal Deposit Insurance Corporation (“FDIC”). We anticipate that once operational, the ILC would enable us to obtain an additional source of funding for our loans by raising wholesale deposits in the brokered deposit market. In March 2007, the FDIC approved our application for federal deposit insurance, subject to certain conditions. The Order issued by the FDIC expires on March 20, 2008 if the conditions of the Order have not been met. We have requested an extension of the expiration date to December 31, 2008 as it has taken longer than anticipated to satisfy certain conditions in the Order. The extension request is currently pending with the FDIC. We cannot assure you that the FDIC will act on our extension request prior to the expiration of the Order, or if it does act, that it will approve our request. If the FDIC does not grant our extension request, the Order will expire.

Impact of Recent Market Conditions

During the second half of 2007, we witnessed a significant disruption in the capital markets that affected many financial institutions. What began with concerns about rising delinquencies and potential defaults in sub-prime mortgages and related securities broadened to affect the mortgage markets more generally and, ultimately, all credit markets. The effects of this disruption resulted in a substantial reduction in liquidity for certain assets, greater pricing for risk and de-leveraging.

During the second half of 2007, we saw and continue to see negative effects from the disruption in the form of a higher cost of funds on our borrowings as measured by a spread to LIBOR. We also expect to experience greater difficulty and higher cost in securing term debt for our loans, especially commercial real estate.

Due to the market disruption, the financings we completed during the second half of 2007 were more expensive and provided lower leverage than similar financings we completed prior to that period. We expect to see higher borrowing costs and potentially lower advance rates on our secured credit facilities as we seek to renew them in 2008. We may not be able to renew all of those facilities at their existing commitment levels. However, our commercial finance business model has been built around low leverage, and we do not seek to maximize leverage. As a result, we believe we can withstand some reduction in the advance rates of our facilities and expect to retain sufficient committed capacity to fund our business. While we expect the trend toward lower leverage and incrementally more expensive financings to continue in 2008, we believe that these same market conditions that adversely affect us as a borrower have allowed and will continue to allow us, as a lender, to structure new loans on more favorable terms and at higher yields.

It is possible this market disruption could adversely affect the U.S. economy as a whole. While to date we have not seen signs of material deterioration in the credit performance of our portfolio, further declines in economic conditions could adversely affect our clients’ ability to fulfill their obligations to us and our ability to fund our business activities.

During 2007, we also saw decreases in the carrying value of certain of our residential mortgage investments, representing a decline of approximately 1.2% in the value of the portfolio, as the market dislocation impacted the pricing relationship between mortgage assets (including Agency MBS that we own) and low risk fixed income securities. Our investment strategy explicitly contemplates the potential for upward and downward shifts in the carrying value of the portfolio, including shifts of the magnitude that we saw during 2007. We believe that these reductions in value are temporary in nature. Given our intention to hold the investments to maturity, temporary variations in value up or down have no material impact on our investment strategy.

Change in Reportable Segments

Prior to 2006, we operated as a single business segment as substantially all of our activity was related to our commercial finance business. On January 1, 2006, we began presenting financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial

Lending & Investment segment comprised our commercial lending and direct real estate investment business activities and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and RMBS. Beginning in the fourth quarter of 2007, we are presenting financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes have been made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. We have reclassified all comparative prior period segment information to reflect our three reportable segments. For financial information about our segments, see Note 24, Segment Data, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Loan Products, Service Offerings and Investments

Commercial Finance Segment

The types of loan products and services offered by each of our commercial finance businesses share common characteristics, and we generally underwrite the same types of loans across our three commercial finance businesses using similar criteria. When opportunities arise, we may offer a combination of products to a particular client. This single source approach often allows us to close transactions faster than our competitors by eliminating the need for complicated and time-consuming intercreditor negotiations. Our primary commercial loan products, services and investments are as follows:

•	Senior Secured Loans. We make senior secured asset-based and cash flow loans. A loan is a “senior” loan when we have a first priority lien in the collateral securing the loan. Asset-based loans are collateralized by specified assets of the client, generally the client’s accounts receivable and/or inventory. Cash flow loans are made based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. Our senior cash flow term loans generally are secured by a security interest in all or substantially all of a client’s assets. In some cases, the equity owners of a client pledge their stock in the client to us as further collateral for the loan.

•	First Mortgage Loans. We make term loans secured by first mortgages. We make mortgage loans to clients including owners and operators of senior housing and skilled nursing facilities; owners and operators of office, industrial, hospitality, multi-family and residential properties; resort and residential developers; hospitals and companies backed by private equity firms that frequently obtain mortgage-related financing in connection with buyout transactions.

•	Term B, Second Lien and Mezzanine Loans. We make Term B, second lien and mezzanine loans. A Term B loan is a loan that shares a first priority lien in a client’s collateral with the client’s other senior debt but that comes after other senior secured debt in order of payment preference, and accordingly, generally involves greater risk of loss than a senior secured loan. Term B loans are senior loans and, therefore, are included with senior secured loans in our portfolio statistics. A second lien loan is a loan that has a lien on the client’s collateral that is junior in order of priority and also comes after the senior debt in order of payment. We also make mezzanine loans that may not share in the same collateral package as the client’s senior loans, may have no security interest in any of the client’s assets and are junior to any lien holder both as to collateral (if any) and payment. A mezzanine loan generally involves greater risk of loss than a senior loan or a Term B loan.

•	Equity Investments. We commonly acquire equity in a borrower at the same time and on substantially the same terms as the private equity sponsor that is investing in the borrower with our loan proceeds. These equity investments generally represent less than 5% of a borrower’s equity.

•	HUD Mortgage Originations. As a strategic supplement to our real estate lending business, we also act as an agent for the United States Department of Housing and Urban Development, or HUD, for the origination of federally insured mortgage loans through the Federal Housing Authority, or FHA. Because we are a fully approved FHA Title II mortgagee, we have the ability to originate, underwrite, fund and service mortgage loans insured by the FHA. FHA is a branch of HUD, which works through approved lending institutions to provide federal mortgage and loan insurance for housing and healthcare facilities.

Healthcare Net Lease Segment

•	Direct Real Estate Investments. We invest in income-producing healthcare facilities, principally long-term care facilities located in the United States. These facilities are generally leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment, subject to annual escalations, and all facility operating expenses, including real estate taxes, as well as make capital improvements. Although, to date these real estate investments have been in healthcare facilities, we expect to consider sale leaseback transactions with prospective clients in other industries that might find this financing product desirable.

Residential Mortgage Investment Segment

•	Residential Mortgage-Backed Securities. We invest in RMBS, which are securities collateralized by residential mortgage loans. These securities include Agency MBS and RMBS issued by non-government-sponsored entities that are credit-enhanced through the use of subordination or in other ways that are inherent in a corresponding securitization transaction (“Non-Agency MBS”). Substantially all of our Agency and Non-Agency MBS are collateralized by adjustable rate mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying audited consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying audited consolidated balance sheets.

•	Mortgage-Related Receivables. We own beneficial interests in special purpose entities (“SPEs”) that acquired and securitized pools of residential mortgage loans. We are the primary beneficiary of these SPEs and, therefore, consolidate the assets and liabilities of such entities for financial statement purposes. The SPEs’ interest in the underlying mortgage loans constitutes, for accounting purposes, receivables secured by the underlying mortgage loans. As a result, through consolidation, we recognized on our accompanying audited consolidated balance sheets mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of such receivables. Such mortgage-related receivables maintain all of the economic attributes of the underlying mortgage loans legally held in trust by such SPEs and, as a result of our interest in such SPEs, we maintain all of the economic benefits and related risks of ownership of the underlying mortgage loans.

As of December 31, 2007, our portfolio of loan products, service offerings and investments by type was as follows (percentages by gross carrying values):

Loan Products, Service Offerings and Investments by Type

(1)	Includes Term B loans.

Commercial Finance Segment Overview

Portfolio Composition

The composition of our Commercial Finance segment portfolio as of December 31, 2007 and 2006, was as follows:

	December 31,
	2007	2006
	($ in thousands)

Commercial loans	$9,867,737	$7,850,198
Investments	227,144	150,090

Total	$10,094,881	$8,000,288

Our total commercial loan portfolio reflected in the statistics below includes loans, loans held for sale and receivables under reverse-repurchase agreements. The composition of our commercial loan portfolio by loan type and by commercial finance business as of December 31, 2007 and 2006, was as follows:

	December 31,
	2007		2006
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured loans(1)	$5,695,167	58%	$4,704,166	60%
First mortgage loans(1)	2,995,048	30	2,542,222	32
Subordinate loans	1,177,522	12	603,810	8

Total	$9,867,737	100%	$7,850,198	100%

Composition of loan portfolio by business:
Corporate Finance	$2,979,241	30%	$2,234,734	29%
Healthcare and Specialty Finance	2,934,666	30	2,775,748	35
Structured Finance	3,953,830	40	2,839,716	36

Total	$9,867,737	100%	$7,850,198	100%

(1)	Includes Term B loans.

As of December 31, 2007, our commercial loan portfolio was well diversified, with 1,214 loans to 759 clients operating in multiple industries. We use the term “client” to mean the legal entity that is the party to whom we lend pursuant to a loan agreement. As of December 31, 2007, our Corporate Finance, Healthcare and Specialty Finance and Structured Finance businesses had commitments to lend up to an additional $0.6 billion, $2.0 billion and $2.1 billion, respectively, to 262, 287 and 210 existing clients, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. Throughout this section, unless specifically stated otherwise, all figures relate to our commercial loans outstanding as of December 31, 2007.

Our commercial loan portfolio by industry as of December 31, 2007, was as follows (percentages by gross carrying values as of December 31, 2007):

Commercial Loan Portfolio By Industry (1)

(1)	Industry classification is based on the North American Industry Classification System (NAICS).

As of December 31, 2007, our commercial loans ranged in size from $0.1 million to $341.5(1) million. Our commercial loan portfolio by loan balance as of December 31, 2007, was as follows:

Commercial Loan Portfolio By Loan Balance

(1)	This balance represents loans on 62 properties in six states owned by one of our clients.

Our commercial loan portfolio by client balance as of December 31, 2007, was as follows:

Commercial Loan Portfolio By Client Balance

We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this Form 10-K, we count each loan or client separately and do not aggregate loans to related entities.

No client accounted for more than 10% of our total revenues in 2007. The principal executive offices of our clients were located in 48 states, the District of Columbia, Puerto Rico and selected international locations, primary in Canada and Europe. As of December 31, 2007, the largest geographical concentration was Florida, which made up approximately 15% of the outstanding aggregate balance of our commercial loan portfolio. In addition, 5% of the outstanding aggregate balance of our commercial loan portfolio as of December 31, 2007, comprised international borrowers, primarily located in Canada and Europe. For the year ended December 31, 2007, less than 10% of our revenues were generated through our foreign operations. As of December 31, 2007, our largest loan was $341.5 million, and the combined total of the outstanding aggregate balances of our largest ten loans represented 17% of our commercial loan portfolio.

Our commercial loan portfolio by geographic region as of December 31, 2007, was as follows:

Commercial Loan Portfolio By Geographic Region

(1)	Includes all jurisdictions that have a loan balance that is less than 1% of the aggregate outstanding balance of our commercial loan portfolio.

Our commercial loans primarily provide financing at variable interest rates. In many cases, we include an interest rate floor in our loans to mitigate the risk of declining yields if interest rates fall. Whether we are able to include an interest rate floor in the pricing of a particular loan is determined by a combination of factors, including the potential client’s need for capital and the degree of competition we face in the origination of loans of the proposed type.

Our commercial loans have stated maturities at origination that generally range from two to five years. As of December 31, 2007, the weighted average maturity and weighted average remaining life of our entire commercial loan portfolio was approximately 3.3 years and 3.2 years, respectively. Our clients typically pay us an origination fee based on a percentage of the commitment amount and may also be required to pay other fees for some years following origination. They may also pay us a fee based on any undrawn commitments, as well as a collateral management fee in the case of our asset-based revolving loans.

The number of loans, average loan size, number of clients and average loan size per client by commercial finance business as of December 31, 2007, were as follows:

				Average Loan
	Number	Average	Number of	Size per
	of Loans	Loan Size	Clients	Client
	($ in thousands)

Composition of loan portfolio by business:
Corporate Finance	542	$5,497	262	$11,371
Healthcare and Specialty Finance	410	7,158	287	10,225
Structured Finance	262	15,091	210	18,827

Overall loan portfolio	1,214	8,128	759	13,001

Healthcare Net Lease Segment Overview

Portfolio Composition

We acquire real estate for long-term investment purposes. These real estate investments are generally long-term care facilities leased through long-term, triple-net operating leases. We had $1.0 billion in direct real estate investments as of December 31, 2007, which consisted primarily of land and buildings.

Our direct real estate investment portfolio by geographic region as of December 31, 2007, was as follows:

Healthcare Net Lease Portfolio By Geographic Region

(1)	Includes all states that have a direct real estate investment balance that is less than 1% of the aggregate direct real estate investment balance.

No client accounted for more than 10% of our total revenues in 2007. As of December 31, 2007, the largest geographical concentration was Florida, which made up approximately 34% of our direct real estate investment portfolio. As of December 31, 2007, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 98% of the investments.

Our direct real estate investment portfolio by asset balance as of December 31, 2007, was as follows:

Healthcare Net Lease Portfolio By Asset Balance

See Item 2, Properties, for information about our direct real estate investment properties.

Residential Mortgage Investment Segment Overview

Portfolio Composition

As of December 31, 2007 and 2006, our portfolio of residential mortgage investments was as follows:

	December 31,
	2007	2006
	($ in thousands)

Mortgage-related receivables(1)	$2,041,917	$2,295,922
Residential mortgage-backed securities:
Agency	4,060,605	3,502,753
Non-Agency	4,632	34,243

Total	$6,107,154	$5,832,918

(1)	Represents secured receivables that are backed by adjustable-rate residential prime mortgage loans.

As of December 31, 2007, we owned $4.0 billion in Agency MBS that were pledged as collateral for repurchase agreements used to finance the acquisition of these investments. As of December 31, 2007, our portfolio of Agency MBS comprised hybrid adjustable-rate securities with varying fixed period terms issued and guaranteed by Fannie Mae or Freddie Mac. The coupons on the loans underlying these securities are fixed for a specified period of time and then reset annually thereafter. The weighted average net coupon of Agency MBS in our portfolio was 5.07% as of December 31, 2007, and the weighted average reset date for the portfolio was approximately 41 months.

As further discussed in Note 4, Mortgage-Related Receivables and Related Owner Trust Securitizations, of our accompanying audited consolidated financial statements for the year ended December 31, 2007, we had $2.0 billion in mortgage-related receivables that were secured by prime residential mortgage loans as of December 31, 2007. As of December 31, 2007, the weighted average interest rate on such receivables was 5.38%, and the weighted average contractual maturity was approximately 28 years.

Financing

We depend on external financing sources to fund our operations. We employ a variety of financing arrangements, including repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt, subordinated debt and equity. We expect that we will continue to seek external financing sources in the future. We cannot assure you, however, that we will have access to any of these funding sources. Our existing financing arrangements are described in further detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

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

Some of our competitors have substantial market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of our competitors also have access to lower cost of capital. We believe we compete based on:

•	in-depth knowledge of our clients’ industries or sectors and their business needs from information, analysis, and effective interaction between the clients’ decision-makers and our experienced professionals;

•	our breadth of product offerings and flexible and creative approach to structuring products that meet our clients’ business and timing needs; and

•	our superior client service.

Regulation

Some aspects of our operations are subject to supervision and regulation by governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate credit activities, including establishing licensing requirements in some jurisdictions;

•	regulate mortgage lending activities, including establishing licensing requirements in some jurisdictions;

•	establish the maximum interest rates, finance charges and other fees we may charge our clients;

•	govern secured transactions;

•	require specified information disclosures to our clients;

•	set collection, foreclosure, repossession and claims handling procedures and other trade practices;

•	regulate our clients’ insurance coverage;

•	regulate our HUD mortgage origination business;

•	prohibit discrimination in the extension of credit and administration of our loans; and

•	regulate the use and reporting of certain client information.

In addition, many of the healthcare clients of Healthcare and Specialty Finance are subject to licensure, certification and other regulation and oversight under the applicable Medicare and Medicaid programs. These regulations and governmental oversight indirectly affect our business in several ways as discussed below and in Risk Factors on page 17.

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

Taxation as a REIT

When we filed our federal income tax return for the year ended December 31, 2006, we elected REIT status under the Internal Revenue Code (the “Code”). To continue to qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. As a REIT, we generally are not subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). If we fail to qualify as a REIT in any taxable year, all of our taxable income for that year, would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. In addition, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under specific statutory provisions. We are still subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

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

Employees

As of December 31, 2007, we employed 562 people. We believe that our relations with our employees are good.

Executive Officers

Our executive officers and their ages and positions are as follows:

Name	Age	Position

John K. Delaney	44	Chairman of the Board of Directors and Chief Executive Officer
Dean C. Graham	42	President and Chief Operating Officer
Bryan M. Corsini	46	Executive Vice President and Chief Credit Officer
Thomas A. Fink	44	Senior Vice President and Chief Financial Officer
Steven A. Museles	44	Executive Vice President, Chief Legal Officer and Secretary
Michael C. Szwajkowski	41	President — Structured Finance
David C. Bjarnason	38	Chief Accounting Officer (1)
Donald F. Cole	37	Interim Chief Accounting Officer (2)

(1)	On January 23, 2008, Mr. Bjarnason notified us of his resignation, to be effective the later of February 27, 2008 and the day we file this Form 10-K with the Securities and Exchange Commission, in each case after the filing of this Form 10-K. Mr. Bjarnason resigned to pursue an opportunity in Seattle, Washington.

(2)	On February 12, 2008, we appointed Donald F. Cole to be our interim principal accounting officer while we conduct a search for a new permanent principal accounting officer. Mr. Cole’s appointment will be effective on the later of March 1, 2008 and the day after we file this Form 10-K with the Securities and Exchange Commission.

Biographies for our executive officers are as follows:

John K. Delaney, a co-founder of the company, is Chairman of our Board and Chief Executive Officer. He has been the Chief Executive Officer and has served on our Board since our inception in 2000. Mr. Delaney received his undergraduate degree from Columbia University and his juris doctor degree from Georgetown University Law Center.

Dean C. Graham has served as the President and Chief Operating officer since January 2006. Mr. Graham served as the President — Healthcare and Specialty Finance from February 2005 until assuming his current responsibilities and as the Managing Director — Group Head of our Healthcare Finance group from September 2001 through January 2005. Mr. Graham received an undergraduate degree from Harvard College, a juris doctor degree from the University of Virginia School of Law and a masters degree from the University of Cambridge.

Bryan M. Corsini has served as our Executive Vice President and Chief Credit Officer since our inception in 2000. Mr. Corsini received his undergraduate degree from Providence College and was licensed in 1986 in the state of Connecticut as a certified public accountant.

Thomas A. Fink has served as our Senior Vice President and Chief Financial Officer since May 2003. Prior to joining CapitalSource, Mr. Fink worked as an independent management and finance consultant from December 2001 to May 2003. Mr. Fink received his undergraduate degree from the University of Notre Dame and his masters of business administration from the University of Chicago Graduate School of Business.

Steven A. Museles has served as our Executive Vice President, Chief Legal Officer and Secretary since our inception in 2000. Mr. Museles received his undergraduate degree from the University of Virginia and his juris doctor degree from Georgetown University Law Center.

Michael C. Szwajkowski has served as the President — Structured Finance since February 2005. Mr. Szwajkowski served as the Managing Director — Group Head of our Structured Finance group from September 2001 until assuming his current responsibilities. Mr. Szwajkowski received his undergraduate degree from Bowdoin College and a masters of business administration from the University of Chicago Graduate School of Business.

David C. Bjarnason has served as our Chief Accounting Officer since July 2006. Prior to joining us, from March 2003 until June 2006, Mr. Bjarnason was employed at Freddie Mac, where he was a finance officer responsible for the development and administration of accounting policy related to various investment, funding, financial risk management and securitization-related matters. From 1999 until February 2003, Mr. Bjarnason worked in the Global Capital Markets practice at Deloitte & Touche LLP. Mr. Bjarnason received his undergraduate degree in accounting from the College of William & Mary and was licensed in 1993 in the state of New York as a certified public accountant.

Donald F. Cole, an employee since March 2001, has served as our Chief Administrative Officer since January 2007 and a member of our Executive Committee since 2004. Mr. Cole served as our Chief Operations Officer from February 2005 until January 2007 and our Chief Information Officer from July 2003 until February 2005. He was promoted from loan officer to Control Systems Officer in 2002 and then to Director of Operations in January 2003. Mr. Cole earned both his undergraduate degree and his masters of business administration from the State University of New York at Buffalo and his juris doctor degree from the University of Virginia School of Law and was licensed in 1995 in the state of New York as a certified public accountant.

Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.capitalsource.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission or by contacting Dennis Oakes, Vice President — Investor Relations, at 212-321-7212 or doakes@capitalsource.com.

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

Risks Impacting Our Funding and Growth

Our ability to grow our business depends on our ability to obtain external financing, which could be challenging if the existing credit market disruption continues or worsens.

We require a substantial amount of money to make new loans and to fund obligations to existing clients. As a REIT, we are dependent on external sources of capital to fund our business. This dependence results from the requirement that, to qualify as a REIT, we generally have to distribute to our shareholders 90% of our REIT taxable income, including taxable income where we do not receive corresponding cash. To date, we have obtained the cash required for our operations through the issuance of equity, convertible debentures and subordinated debt, and by borrowing money through credit facilities, securitization transactions (hereinafter “term debt”) and repurchase agreements. Our continued access to these and other types of external capital depends upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions and the market price of our common stock. Sufficient funding or capital may not be available to us on terms that are acceptable to us, particularly if the existing credit markets disruption continues or worsens. If we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to pay dividends to our shareholders.

If our lenders terminate or fail to renew any of our credit facilities or repurchase agreements, we may not be able to continue to fund our business.

As of December 31, 2007, we had nine credit facilities totaling $5.6 billion in commitments and 14 repurchase agreements totaling $3.9 billion in commitments. These credit facilities contain customary representations and warranties, covenants, conditions, events of default and cross-defaults that if breached, not satisfied or triggered could result in termination of the facilities. We may not be able to extend the term of any of our credit facilities or obtain sufficient funds to repay any amounts outstanding under any credit facility before it expires, either from one or more replacement financing arrangements or an alternative debt or equity financing. Consequently, if one or more of these facilities were to terminate prior to its expected maturity date or if any such facility were not renewed upon its maturity, our liquidity position could be materially adversely affected, and we may not be able to satisfy our outstanding loan commitments, originate new loans or continue to fund our operations.

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

Relevant considerations regarding our ability to complete additional term debt transactions include:

•	to the extent that the capital markets generally, and the asset-backed securities market in particular, suffers continued disruptions, we may be unable to complete term debt transactions on favorable terms or at all;

•	disruptions in the credit quality and performance of our loan portfolio, particularly that portion which has been previously securitized and serves as collateral for existing term debt, could reduce or eliminate investor demand for our term debt in the future;

•	our ability to service our loan portfolio must continue to be perceived as adequate to make the securities issued attractive to investors;

•	any material downgrade or withdrawal of ratings given to securities previously issued in our term debt transactions or to us as a servicer would reduce demand for additional term debt by us; and

•	structural changes imposed by the rating agencies or investors may reduce the leverage we are able to obtain, increase the cost and otherwise adversely affect the efficiency of our term debt transactions as evidenced by the last two term debt transactions we completed in 2007.

If we are unable to continue completing term debt transactions on favorable terms or at all, our ability to obtain the capital needed for us to continue to fund our business would be adversely affected. Lack of access to adequate capital could have a material adverse effect on our growth and stock price.

The cash flows we receive from the interests we retain in our term debt could be delayed or reduced due to the requirements of the term debt, which could impair our ability to originate new loans or fund commitments under existing loans.

We generally retain the most junior classes of securities issued in our term debt transactions. Our receipt of future cash flows on those junior securities is governed by provisions that control the distribution of cash flows from the loans included in our term debt transactions, which cash flows are tied to the performance of the underlying loans. To the extent the loans fail to perform in accordance with their terms, the timing and amount of the cash flows we receive from loans included in our term debt transactions would be adversely affected.

The poor performance of a pool of loans we securitize could increase the expense of our subsequent securitizations, which could have a material adverse effect on our results of operations, financial condition and business.

The poor performance of a pool of loans that we securitize could increase the expense and lower our leverage on any subsequent securitization we bring to market. Increased expenses on our securitizations could reduce the net interest income we receive on our loan portfolio. A change in the market’s demand for our term debt or a decline or further disruption in the securitization market generally could have a material adverse effect on our results of operations, financial condition and business prospects.

Fluctuating interest rates could adversely affect our profit margins and ability to grow our business.

We borrow money from our lenders at variable interest rates. We generally lend money at variable rates based on either the prime or LIBOR rates. Our operating results and cash flow depend on the difference between the interest rate at which we borrow funds and the interest rate at which we lend these funds.

Interest on some of our borrowings is based in part on the rates and maturities at which vehicles sponsored by our lenders issue asset backed commercial paper. Changes in market interest rates or the relationship between market interest rates and asset backed commercial paper rates could increase the effective cost at which we borrow funds under some of our debt facilities.

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

We have borrowed significant funds to finance the acquisition of our portfolio of residential mortgage loans and mortgage-backed securities. Our use of repurchase agreements to finance the purchase of residential mortgage loans and mortgage-backed securities exposes us to the risk that a decrease in the value of such assets may cause our lenders to make margin calls that we may not be able to satisfy. If we fail to meet a margin call, or if we are required to sell residential mortgage loans and/or mortgage-backed securities to meet a margin call or because our lenders fail to renew our borrowings and we cannot access replacement borrowings, we may suffer losses and our ability to comply with the REIT asset tests could be materially adversely affected.

Our lenders could terminate us as servicer of loans held as collateral for our credit facilities or term debt, which would adversely affect our ability to manage our portfolio and borrow funds.

Upon the occurrence of specified servicer defaults, our lenders under our credit facilities and the holders of our asset-backed notes issued in our term debt may elect to terminate us as servicer of the loans under the applicable facility or term debt and appoint a successor servicer or replace us as cash manager for our secured facilities and term debt. If we were terminated as servicer, we would no longer receive our servicing fee. In addition, because there could be no assurance that any successor servicer would be able to service the loans according to our standards, the performance of our loans could be materially adversely affected and our income generated from those loans significantly reduced.

Hedging against interest rate exposure may materially adversely affect our earnings.

We have entered into interest rate swap agreements and other contracts for interest rate risk management purposes. Our hedging activity varies in scope based on a number of factors, including the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.

Because we do not employ hedge accounting, our hedging activity may materially adversely affect our earnings. Therefore, while we pursue such transactions to reduce our interest rate risks, it is possible that changes in interest rates may result in losses that we would not otherwise have incurred if we had not engaged in any such hedging transactions. For additional information about our hedging instruments, see Note 20, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Hedging instruments involve inherent risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and, thus, increase our hedging costs during periods when interest rates are volatile or rising. Furthermore, the enforceability of agreements associated with derivative instruments we use may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. In the event of default by a counterparty to hedging arrangements, we may lose unrealized gains associated with such contracts and may be required to execute replacement contract(s) on market terms which may be less favorable to us. Although generally we seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Part of our investment strategy involves entering into derivative contracts that require us to fund cash payments in certain circumstances. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at the time, and the need to fund these contingent liabilities could materially adversely impact our financial condition. For additional information about our derivatives, see Note 20, Derivative Instruments, of our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Risks Related to Our Operations as a REIT

We have limited experience operating as a REIT.

On January 1, 2006, we began operating as a REIT and formally elected REIT status when we filed our tax return for the year ended December 31, 2006. Our senior management has limited experience in managing a portfolio of assets under the highly complex tax rules governing REITs, which may hinder our ability to achieve our investment objectives. In addition, maintaining our REIT qualification will influence the types of investments we are able to make. We cannot assure you that we will be able to continue to operate our business successfully within the REIT structure or in a manner that enables us consistently to pay dividends to our shareholders. In addition, our decision to convert to REIT status has imposed added challenges on our senior management and other employees, who together monitor our REIT compliance obligations, develop new product offerings consistent with our REIT status and make appropriate alterations to our loan origination, marketing and monitoring efforts.

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

Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the law or our circumstances, we might not satisfy the requirements applicable to REITs for any particular taxable year. Furthermore, our qualification as a REIT depends on our continuing satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements. Our ability to satisfy the asset tests will depend upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT annual income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. With respect to our compliance with the REIT organizational requirements, the Internal Revenue Service, or IRS, could contend that our ownership interests in TRSs or securities of other issuers would give rise to a violation of the REIT requirements.

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

We conduct our operations so as not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We believe that we are primarily engaged in the business of commercial lending and real estate investment, and not in the business of investing, reinvesting, and trading in securities, and therefore are not required to register under the Investment Company Act.

While we do not believe we are engaged in an investment company business, we nevertheless endeavor to conduct our operations in a manner that would permit us to rely on one or more exemptions under the Investment Company Act. Our ability to rely on these exemptions may limit the types of loans we originate and the types of other assets we acquire.

One of our wholly owned TRSs, CapitalSource Finance LLC (“Finance”), is a guarantor on certain of our convertible debentures that were offered to the public in a registered offering. This guarantee could be deemed to cause Finance to have outstanding securities for purposes of the Investment Company Act. Finance or other subsidiaries may guarantee future indebtedness from time to time. Even if one or more of our subsidiaries were deemed to be engaged in investment company business, and the provisions of the Investment Company Act were deemed to apply on an individual basis to our wholly owned subsidiaries, generally they could rely on an exemption from registration under the Investment Company Act for entities who do not offer securities to the public and do not have more than 100 security holders. Because it is possible that this exemption could be deemed unavailable to Finance, we also conduct Finance’s business in a manner that we believe would permit it to rely on exemption from registration under the Investment Company Act.

If we or any subsidiary were required to register under the Investment Company Act and could not rely on an exemption or exclusion, we or such subsidiary could be characterized as an investment company. Such characterization would require us to either (i) change the manner in which we conduct our operations, or (ii) register the relevant entity as an investment company. Any modification of our business plan for these purposes could have a material adverse effect on us. Further, if we or a subsidiary were determined to be an unregistered investment company, we or such subsidiary:

•	could be subject to monetary penalties and injunctive relief in an action brought by the SEC;

•	may be unable to enforce contracts with third parties, and third parties could seek to rescind transactions undertaken during the period it was established that we or such subsidiary was an unregistered investment company;

•	would have to significantly reduce the amount of leverage we currently employ in our business;

•	would have to restructure our operations dramatically;

•	may have to raise substantial amounts of additional equity to come into compliance with the limitations prescribed under the Investment Company Act; and

•	may have to terminate agreements with our affiliates.

Any of these results likely would have a material adverse effect on our business, our financial results and our ability to pay dividends to stockholders.

Rapid changes in the values of our residential mortgage loans and mortgage-backed securities and other real estate assets may make it more difficult for us to maintain our REIT status or exemption from the Investment Company Act.

If the market value or income potential of our mortgage-backed securities and our other real estate assets declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets to maintain our REIT status and/or our exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our assets. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

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

Risks Related to Our Lending Activities

We may not recover all amounts that are contractually owed to us by our borrowers.

We charged off $57.5 million in loans for the year ended December 31, 2007, and expect to experience charge offs in the future. If we were to experience material losses on our portfolio in the future, such losses would have a material adverse effect on our ability to fund our business and on our revenues, net income and assets, to the extent the losses exceed our allowance for loan losses.

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

Our portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to make scheduled payments of interest or principal on our loans. Accordingly, loans made to these types of clients entail higher risks than loans made to companies who are able to access traditional credit sources.

We may not have all of the material information relating to a potential client at the time that we make a credit decision with respect to that potential client or at the time we advance funds to the client. As a result, we may suffer losses on loans or make advances that we would not have made if we had all of the material information.

There is generally no publicly available information about the privately owned companies to which we lend. Therefore, we must rely on our clients and the due diligence efforts of our employees to obtain the information that we consider when making our credit decisions. To some extent, our employees depend and rely upon the management of these companies to provide full and accurate disclosure of material information concerning their business, financial condition and prospects. We may not have access to all of the material information about a particular client’s business, financial condition and prospects, or a client’s accounting records may be poorly maintained or organized. In such instances, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to recover our loan in its entirety.

Increases in interest rates could negatively affect our borrowers’ ability to repay their loans.

Most of our loans bear interest at variable interest rates. If interest rates increase, interest obligations of our clients will also increase. Some of our clients may not be able to make the increased interest payments, resulting in defaults on their loans.

A client’s fraud could cause us to suffer losses.

The failure of a client to accurately report its financial position, compliance with loan covenants or eligibility for initial or additional borrowings could result in the loss of some or all of the principal of a particular loan or loans including, in the case of revolving loans, amounts we may not have advanced had we possessed complete and accurate information.

Some of our clients require licenses, permits and other governmental authorizations to operate their businesses, which may be revoked or modified by applicable governmental authorities. Any revocation or modification could have a material adverse effect on the business of a client and, consequently, the value of our loan to that client.

In addition to clients in the healthcare industry subject to Medicare and Medicaid regulation, other clients in specified industries require permits and licenses from various governmental authorities to operate their businesses. These governmental authorities may revoke or modify these licenses or permits if a client is found in violation of any regulation to which it is subject. In addition, these licenses may be subject to modification by order of governmental authorities or periodic renewal requirements. The loss of a permit, whether by termination, modification or failure to renew, could impair the client’s ability to continue to operate its business in the manner in which it was operated when we made our loan to it, which could impair the client’s ability to generate cash flows necessary to service our loan or repay indebtedness upon maturity, either of which outcomes would reduce our revenues, cash flow and net income. See the Regulation section of Item 1, Business, above for additional discussion of specific regulatory and governmental oversight applicable to many of our healthcare clients.

We make loans to commercial real estate developers. These clients face a variety of risks relating to development, construction and renovation projects, any of which may negatively impact their results of operations and impair their ability to pay principal and interest on our loans to them.

We make loans to clients for development, construction and renovation projects. The ability of these clients to make required payments to us on these loans is subject to the risks associated with these projects. An unsuccessful development, construction or renovation project could limit that client’s ability to repay its obligations to us.

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

From time-to-time we make “debtor-in-possession” loans to clients that have filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code that are used by these clients to fund on-going operations as part of the reorganization process. While our security position for these loans is generally better than that of the other asset-based loans we make, there may be a higher risk of default on these loans due to the uncertain business prospects of these clients and the inherent risks with the bankruptcy process. Furthermore, if our calculations as to the outcome or timing of a reorganization are inaccurate, the client may not be able to make payments on the loan on time or at all.

Our concentration of loans to a limited number of borrowers within a particular industry, such as the commercial real estate or healthcare industry, or region could impair our revenues if the industry or region were to experience economic difficulties or changes in the regulatory environment.

Defaults by our clients may be correlated with economic conditions affecting particular industries or geographic regions. As a result, if any particular industry or geographic region were to experience economic difficulties, the overall timing and amount of collections on our loans to clients operating in those industries or geographic regions may differ from what we expected and result in material harm to our revenues, net income and assets. For example, as of December 31, 2007, loans representing 21% of the aggregate outstanding balance of our loan portfolio were secured by commercial real estate other than healthcare facilities. If the commercial real estate sector were to experience economic difficulties, we could suffer losses on these loans. In addition, as of December 31, 2007, loans representing 20% of the aggregate outstanding balance of our loan portfolio were to clients in the healthcare industry. Reimbursements under the Medicare and Medicaid programs comprise the bulk of the revenues of many of these clients. Our clients’ dependence on reimbursement revenues could cause us to suffer losses in several instances.

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

As of December 31, 2007, our ten largest clients collectively accounted for approximately 19% of the aggregate outstanding balance of our commercial loan portfolio, and our largest client accounted for approximately 3.46% of the aggregate outstanding balance of our commercial loan portfolio.

Because of the nature of our loans and the manner in which we disclose client and loan concentrations, it may be difficult to evaluate our risk exposure to any particular client or group of related clients.

We use the term “client” to mean the legal entity that is the borrower party to a loan agreement with us. We have several clients that are related to each other through common ownership and/or management. Because we underwrite all of these loans separately, we report each loan to one of these clients as a separate loan and each client as a separate client. In situations where clients are related through common ownership, to the extent the common owner suffers financial distress, the common owner may be unable to continue to support our clients, which could, in turn, lead to financial difficulties for those clients. Further, some of our healthcare clients are managed by the same entity and, to the extent that management entity suffers financial distress or is otherwise unable to continue to manage the operations of the related clients, those clients could, in turn, face financial difficulties. In both of these cases, our clients could have difficulty servicing their debt to us, which could have an adverse effect on our financial condition.

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

As of December 31, 2007, approximately 93% of the outstanding balance of our loans comprised either balloon loans or bullet loans. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that, upon maturity of the loan, more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan. All of our revolving loans and some of our term loans are bullet loans.

Balloon loans and bullet loans involve a greater degree of risk than other types of loans because they require the borrower to, in many cases, make a large, final payment upon the maturity of the loan. The ability of a client to make this final payment upon the maturity of the loan typically depends upon its ability either to generate sufficient cash flow to repay the loan prior to maturity, to refinance the loan or to sell the related collateral securing the loan, if any. The ability of a client to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the client, the financial condition of the client, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, a client may not have the ability to repay the loan at maturity, and we could lose some or all of the principal of our loan.

We are limited in pursuing certain of our rights and remedies under our Term B, second lien and mezzanine loans, which may increase our risk of loss on these loans.

We make Term B, second lien and mezzanine loans. Term B loans generally are senior secured loans that are equal as to collateral and junior as to right of payment to clients’ other senior debt. Second lien loans are junior as to both collateral and right of payment to clients’ senior debt. Mezzanine loans may not have the benefit of any lien against a client’s collateral and are junior to any lienholder both as to collateral and payment. Collectively, second lien and mezzanine loans comprised 12% of the aggregate outstanding balance of our loan portfolio as of December 31, 2007. As a result of the subordinate nature of these loans, we may be limited in our ability to enforce our rights to collect principal and interest on these loans or to recover any of the loan balance through our right to foreclose upon collateral. For example, we typically are not contractually entitled to receive payments of principal on a subordinated loan until the senior loan is paid in full, and may only receive interest payments on a Term B, second lien or mezzanine loan if the client is not in default under its senior loan. In many instances, we are also prohibited from foreclosing on a Term B, second lien or mezzanine loan until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding under a Term B, second lien or mezzanine loan must generally be turned over to the senior lender until the senior lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing Term B, second lien or mezzanine loans.

The collateral securing a loan may not be sufficient to protect us from a partial or complete loss if we have not properly obtained or perfected a lien on such collateral or if the loan becomes non-performing, and we are required to foreclose.

While most of our loans are secured by a lien on specified collateral of the client, there is no assurance that we have obtained or properly perfected our liens, or that the value of the collateral securing any particular loan will protect us from suffering a partial or complete loss if the loan becomes non-performing and we move to foreclose on the collateral.

Our cash flow loans are not fully covered by the value of assets or collateral of the client and, consequently, if any of these loans becomes non-performing, we could suffer a loss of some or all of our value in the loan.

Cash flow lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its assets. These loans tend to be among the largest and to pose the highest risk of loss upon default in our portfolio. As of December 31, 2007, approximately 52% of the loans in our portfolio were cash flow loans under which we had advanced 36% of the aggregate outstanding loan balance of our portfolio. While in the case of our senior cash flow loans we generally take a lien on substantially all of the client’s assets, the value of those assets is typically substantially less than the amount of money we advance to a client under a cash flow loan. When a cash flow loan becomes non-performing, our primary recourse to recover some or all of the principal of our loan is to force the sale of the entire company as a going concern. We could also choose to restructure the company in a way we believe would enable it to generate sufficient cash flow over time to repay our loan. Neither of these alternatives may be an available or viable option or generate enough proceeds to repay the loan. If we were a subordinate lender rather than the senior lender in a cash flow loan, our ability to take remedial action would be constrained by our agreement with the senior lender.

We are not the agent for a portion of our loans and, consequently, have little or no control over how those loans are administered or controlled.

We are neither the agent of the lending group that receives payments under the loan nor the agent of the lending group that controls the collateral for purposes of administering the loan on loans comprising approximately 15% of the aggregate outstanding balance of our loan portfolio as of December 31, 2007. When we are not the agent for a loan, we may not receive the same financial or operational information as we receive for loans for which we are the agent and, in many instances, the information on which we must rely is provided to us by the agent rather than directly by the client. As a result, it may be more difficult for us to track or rate these loans than it is for the loans for which we are the agent. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or to foreclose upon the collateral securing the loan without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans may not manage the loan to our standards or may choose not to take the same actions to enforce the loan or to foreclose upon the collateral securing the loan that we would or would not take if we were agent for the loan.

We are the agent for loans in which syndicates of lenders participate and, in the event of a loss on any such loan, we could have liability to other members of the syndicate related to our management and servicing of the loan.

We are often the agent representing a syndicate of multiple lenders that has made a loan. In that capacity, we may act on behalf of our co-lenders in administering the loan, receiving all payments under the loan and/or controlling the collateral for purposes of administering the loan. As of December 31, 2007, we were either the paying, administrative or the collateral agent or all for a group of third-party lenders for loans with outstanding commitments of $12.4 billion. When we are the agent for a loan, we often receive financial and/or operational information directly from the borrower and are responsible for providing some or all of this information to our co-lenders. We may also be responsible for taking actions on behalf of the lending group to enforce the loan or to foreclose upon the collateral securing the loan. It is possible that as agent for one of these loans we may not manage the loan to the applicable standard. In addition, we may choose a different course of action than one or more of our co-lenders would take to enforce the loan or to foreclose upon the collateral securing the loan if our co-lenders were in a position to manage the loan. If we do not administer these loans in accordance with our obligations and the applicable legal standards and the lending syndicate suffered a loss on the loan, we may have liability to our co-lenders.

We may purchase distressed loans at amounts that may exceed what we are able to recover on these loans.

We may purchase loans of companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although these investments may result in significant returns to us, they involve a substantial degree of risk. Any one or all of the loans which we purchase may be unsuccessful or not show any return for a considerable period of time. The level of analytical sophistication, both financial and legal, necessary for making a profit on the purchase of loans to companies experiencing significant business and financial difficulties is particularly high. We may not correctly evaluate the value of the assets collateralizing the loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a distressed company, we may lose the entire amount of our loan, may be required to accept cash or securities with a value less than our purchase price and/or may be required to accept payment over an extended period of time.

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

Our loans could be subject to equitable subordination by a court which would increase our risk of loss with respect to such loans.

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with the origination of loans representing approximately 21% of the aggregate outstanding loan balance of our loan portfolio as of December 31, 2007. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our clients resulting in economic hardship to other creditors of our client, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the client. In that case, if the client were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the client’s common equity only after all of the client’s obligations relating to its debt and preferred securities had been satisfied.

We may incur lender liability as a result of our lending activities.

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

As of December 31, 2007, we had 17 loans representing $188.4 million in committed funds to companies affiliated with our directors. We may make additional loans to affiliates of our directors in the future. Our conflict of interest policies, which generally require these transactions to be approved by the disinterested members of our board (or a committee thereof), may not be successful in eliminating the influence of conflicts. These transactions may divert our resources and benefit our directors and their affiliates to the detriment of our shareholders.

If we violate HUD lending requirements, we could lose our ability to originate HUD mortgage loans, which could adversely affect our financial results.

As a FHA Title II mortgagee, or approved mortgagee, we could lose our ability to originate, underwrite and service FHA insured loans if, among other things, we commit fraud, violate anti-kickback laws, violate identity of interest rules, engage in a continued pattern of poor underwriting, or the FHA loans we originate show a high frequency of loan defaults. Our inability to engage in our HUD business would lead to a decrease in our net income. See the Regulation section of Item 1, Business, above, for additional information.

If we do not obtain the necessary state licenses and approvals, we will not be allowed to acquire, fund or originate residential mortgage loans and other loans in some states, which would adversely affect our operations.

We engage in consumer mortgage lending activities which involve the collection of numerous accounts, as well as compliance with various federal, state and local laws that regulate consumer lending. Many states in which we do business require that we be licensed, or that we be eligible for an exemption from the licensing requirement, to conduct our business. We cannot assure you that we will be able to obtain all the necessary licenses and approvals, or be granted an exemption from the licensing requirements, that we will need to maximize the acquisition, funding or origination of residential mortgages or other loans or that we will not become liable for a failure to comply with the myriad of regulations applicable to our lines of business. See the Regulation section of Item I, Business, above for additional information.

Our commitments to lend additional sums to existing clients exceed our resources available to fund these commitments.

As of December 31, 2007, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $813.3 million. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund unfunded commitments is based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet certain other preconditions to borrowing. In some case unfunded commitments do not require additional collateral to be provided by a debtor as a prerequisite to future fundings by us. We believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy our commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

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

Risks Related to Our Residential Mortgage Investment Portfolio

Increases or decreases in interest rates could negatively affect the value of our mortgage investments and related financing and risk management instruments and, as a result, could reduce our earnings and negatively affect the amount of cash available for distribution to our shareholders.

In most cases, a mortgage investment will decline in value if long-term interest rates increase and increase in value if rates decrease. To the extent not matched by offsetting changes in fair value of hedging arrangements, changes in the market value of the mortgage investment may ultimately reduce earnings or result in losses. In this case, cash available for distribution to our shareholders would be negatively affected. Market values of mortgage investments may also decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments and widening of credit spreads.

A significant risk associated with our residential mortgage investment portfolio of is the risk that both long-term and short-term interest rates will increase or decrease significantly. If long-term rates were to increase significantly, the market value of residential mortgage investments would decline and the weighted average life of the investments would increase. To the extent not offset by changes in fair value of hedging arrangements, we could realize a loss if such securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into to finance residential mortgage investments.

Prepayment rates that vary from expectations could negatively affect the value of our residential mortgage investments, and, therefore, could reduce earnings and cash available for distribution to our shareholders.

In the case of residential mortgage loans, there are seldom restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans or securities backed by the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates, resulting in reductions in fair value of the investments to the extent not offset by changes in fair value of hedges. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our mortgage investment portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our shareholders.

Some of the investments in our residential mortgage investment portfolio are likely to have limited liquidity and, as a result, there will be uncertainty as to the value of these investments.

Some of our residential mortgage investment portfolio is likely to be in forms that have limited liquidity or are not publicly-traded. The fair value of securities and other investments that have limited liquidity or are not publicly-traded may not be readily determinable. Because these valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be materially adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

The mortgage loans underlying our residential mortgage investments are subject to delinquency, foreclosure and loss, which could result in losses to us.

We invest in residential mortgage related receivables that are secured by pools of residential mortgage loans. Accordingly, these investments are subject to all of the risks of the underlying mortgage loans. Residential mortgage loans are secured by single-family residential property. They are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property depends on the income or assets of the borrower, and many factors may impair borrowers’ abilities to repay their loans. Foreclosure of a mortgage loan can be expensive and lengthy. Our investments in mortgage related receivables would be adversely affected by defaults under the loans underlying such securities. To the extent losses are realized on the loans underlying the mortgage related receivables in which we invest, we may not recover a portion or all of the amount invested in such mortgage related receivables.

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

We own the properties leased to tenants from whom we receive rents during the terms of our leases. A tenant’s ability to pay rent is determined by the creditworthiness of the tenant. If a tenant’s credit deteriorates, the tenant may default on its obligations under our lease and the tenant may also become bankrupt. The bankruptcy or insolvency or other failure to pay of our tenants is likely to adversely affect the income produced by many of our direct real estate investments.

The operators of our healthcare properties are faced with increased litigation, rising insurance costs and enhanced government scrutiny that may affect their ability to make payments to us.

Advocacy groups that monitor the quality of care at healthcare facilities, have sued healthcare operators and called upon state and federal legislatives to enhance their oversight of trends in healthcare facility ownership and quality of care. Patients have also sued healthcare facility operators and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation in the future has been to materially increase the costs incurred by our operators for monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Increased costs could limit our operators’ ability to make payments to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace the operators of our healthcare properties, our revenue from those properties could be reduced or eliminated for an extended period of time.

Since real estate investments are illiquid, we may not be able to sell properties when we desire.

Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to continued changes in the real estate market. This inability to respond to changes in the performance of our investments could adversely affect our ability to service our debt. The real estate market is affected by many factors that are beyond our control, including:

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

We cannot predict how long it may take us to find a willing purchaser and to close the sale of a property. We also cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. In addition, there are provisions under the federal income tax laws applicable to REITs that may limit our ability to recognize the full economic benefit from a sale of our assets. State laws mandate certain procedures for property foreclosures, and in certain states, we would face a time consuming foreclosure process, during which time the property could be subject to waste. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition.

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

As part of our business strategy, we have in the past purchased other finance companies as well as loan portfolios and related assets from other finance companies, and we expect to continue these activities in the future. We also may acquire portfolios of real estate, as in our direct real estate investment transactions in 2007 and 2006. Future acquisitions may result in potentially dilutive issuances of equity securities and the incurrence of additional debt. In addition, we may face additional risks from future acquisitions, such as TierOne, including:

•	difficulties in integrating the operations, services, products and personnel of the acquired company or asset portfolio;

•	heightened risks of credit losses as a result of acquired assets not having been originated by us in accordance with our rigorous underwriting standards;

•	the diversion of management’s attention from other business concerns;

•	the potentially adverse effects that acquisitions may have in terms of the composition and performance of our assets;

•	the potential loss of key employees of the acquired company; and

•	inability to meet regulatory requirements applicable to us if the acquired company’s business is subject to regulation.

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

State tax laws may not conform to federal tax law.  Though we expect to qualify as a REIT for federal income tax purposes in 2007, our qualification as a REIT under the laws of each individual state depends, among other things, on that state’s conformity with federal tax law. If you live in a state whose tax laws do not conform to the federal tax treatment of REITs, even if we do not do business in that state, cash distributions to you may be characterized as ordinary income rather than capital gains for purposes of computing your state taxes. You should consult with your tax advisor concerning the state tax consequences of an investment in our common shares.

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

If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. As of February 15, 2008, we had 224,734,693 shares of common stock outstanding and options then exercisable for 5,130,103 shares were held by our employees and directors. Subject, in some cases, to Rule 144 compliance, all of these shares are eligible for sale in the public market. The perception in the public market that our existing shareholders might sell shares of common stock could also depress our market price. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We also are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which restricts the ability of any shareholder that at any time holds more than 15% of our voting shares to acquire us without the approval of shareholders holding at least 66 2/3% of the shares held by all other shareholders that are eligible to vote on the matter. Our board of directors has provided a waiver to Farallon Capital Management and its affiliates to acquire common stock in excess of 15% for purposes of Section 203 of the Delaware General Corporation Law.

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

Our directors and executive officers and entities affiliated with them beneficially owned approximately 37% of the outstanding shares of our common stock as of December 31, 2007. As a result, these shareholders, if acting together, would be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Chevy Chase, Maryland, a suburb of Washington, D.C., where we lease office space under long-term operating leases. This office space houses the bulk of our technology and administrative functions and serves as the primary base for our operations. We also maintain offices in Arizona, California, Connecticut, Florida, Georgia, Illinois, Maine, Maryland, Massachusetts, Missouri, New York, Ohio, Pennsylvania, Tennessee, Texas, Utah and in Europe. We believe our leased facilities are adequate for us to conduct our business.

Our Healthcare Net Lease segment acquires real estate for long-term investment purposes. These real estate investments primarily consist of long-term care facilities generally leased through long-term, triple-net operating leases. We had $1.0 billion in direct real estate investments as of December 31, 2007, which consisted primarily of land and buildings. As of December 31, 2007, 129 of our direct real estate investments, with a total carrying value of $695.0 million, were pledged as collateral to certain of our borrowings. For additional information about our borrowings, see Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Our direct real estate investment properties as of and for the year ended December 31, 2007, were as follows:

	Number of			Total
Facility Location	Facilities	Capacity(1)	Investment(2)	Revenues(3)
			($ in thousands)

Assisted Living Facilities:
Florida	5	261	$8,668	$829
Indiana	1	99	2,108	129
Wisconsin	1	20	760	38

	7	380	11,536	996
Long-Term Acute Care Facilities:
Florida	1	185	6,609	817
Kansas	1	39	384	35
Nevada	1	61	2,825	322

	3	285	9,818	1,174
Skilled Nursing Facilities:
Alabama	1	174	8,436	839
Arizona	2	174	9,912	1,208
Arkansas	2	185	1,771	157
California	1	99	4,845	408
Colorado	3	453	9,133	751
Florida	56	6,895	330,279	36,794
Indiana	13	1,363	54,196	5,681
Iowa	1	201	11,505	1,274
Kansas	2	190	3,858	310
Kentucky	5	344	23,282	2,352
Maryland	3	438	27,117	2,616
Massachusetts	2	219	15,571	1,252
Mississippi	6	574	44,237	4,242
Nevada	3	407	19,607	2,295
New Mexico	1	102	3,263	276
North Carolina	6	682	41,937	3,293
Ohio	3	349	20,864	1,864
Oklahoma	5	697	19,425	1,527
Pennsylvania	4	600	24,396	2,565
Tennessee	10	1,589	96,596	9,829
Texas	47	5,574	206,067	13,522
Washington(4)	—	—	—	29
Wisconsin	5	537	19,953	1,759

	181	21,846	996,250	94,843
Less multi-function facilities(5)	(5)	—	—	—

Total owned properties	186	22,511	$1,017,604	$97,013

(1)	Capacity of assisted living and long-term acute care facilities, which are apartment-like facilities, is stated in units (studio, one or two bedroom apartments). Capacity of skilled nursing facilities is measured by licensed bed count.

(2)	Represents the acquisition costs of the assets less any related accumulated depreciation as of December 31, 2007.

(3)	Represents the amount of operating lease income recognized in our audited consolidated statement of income for the year ended December 31, 2007.

(4)	During the year ended December 31, 2007, we sold the only property that we owned in the state of Washington.

(5)	Three of our properties in Florida each serve as both an assisted living facility and a skilled nursing facility. One of our properties in Kansas serves as both a long-term acute care facility and a skilled nursing facility.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CSE.” The high and low sales prices for our common stock as reported by the NYSE for the quarterly periods during 2007 and 2006, were as follows:

	High	Low

2007:
Fourth Quarter	$22.42	$14.05
Third Quarter	$25.10	$14.76
Second Quarter	$27.40	$23.65
First Quarter	$28.28	$22.39
2006:
Fourth Quarter	$28.57	$25.66
Third Quarter	$26.05	$22.39
Second Quarter	$25.50	$21.80
First Quarter	$25.35	$21.52

On February 15, 2008, the last reported sale price of our common stock on the NYSE was $16.44 per share.

Holders

As of December 31, 2007, there were 2,046 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares, are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

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

Starting with the first quarter of 2006, we have paid a regular quarterly dividend. We declared and paid dividends as follows:

	Dividends Declared
	and Paid per Share
	2007	2006

Fourth Quarter	$0.60	$0.55
Third Quarter	0.60	0.49
Second Quarter	0.60	0.49
First Quarter	0.58	0.49

Total dividends declared and paid	$2.38	$2.02

For shareholders who held our shares for the entire year, the $2.38 per share dividend paid in 2007 was classified for tax reporting purposes as follows: 31.50% ordinary dividends, 0.09% short-term capital gain, 1.36% long-term capital gain, and 67.05% return on capital. Of the sum of ordinary dividends and short-term capital gains, 20.79% was considered excess inclusion income.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of our repurchases of shares of our common stock for the three months ended December 31, 2007, was as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

October 1 — October 31, 2007	5,583	$17.44	—	—
November 1 — November 30, 2007	13,969	14.93	—	—
December 1 — December 31, 2007	89,915	19.12	—	—

Total	109,467	$18.50	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan.

Performance Graph

The following graph compares the performance of our common stock during the period beginning on August 7, 2003, the date of our initial public offering, to December 31, 2007, with the S&P 500 Index and the S&P 500 Financials Index. The graph depicts the results of investing $100 in our common stock, the S&P 500 Index, and the S&P 500 Financials Index at closing prices on August 7, 2003, assuming all dividends were reinvested. Historical stock performance during this period may not be indicative of future stock performance.

	Base	Period
	Period	Ended	Year Ended December 31,
Company/Index	8/7/03	12/31/2003	2004	2005	2006	2007

CapitalSource Inc.	$100	$119.1	$141.0	$136.0	$179.4	$128.9
S&P 500 Index	100	115.0	127.5	133.8	154.9	163.5
S&P 500 Financials Index	100	113.5	125.9	134.0	159.7	130.0

ITEM 6.	SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information appearing elsewhere in this report. The following tables show selected portions of historical consolidated financial data as of and for the five years ended December 31, 2007. We derived our selected consolidated financial data as of and for the five years ended December 31, 2007, from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands, except per share data)

Results of operations:
Interest income	$1,277,903	$1,016,533	$514,652	$313,827	$175,169
Fee income	162,395	170,485	130,638	86,324	50,596

Total interest and fee income	1,440,298	1,187,018	645,290	400,151	225,765
Operating lease income	97,013	30,742	—	—	—

Total investment income	1,537,311	1,217,760	645,290	400,151	225,765
Interest expense	847,241	606,725	185,935	79,053	39,956

Net investment income	690,070	611,035	459,355	321,098	185,809
Provision for loan losses	78,641	81,562	65,680	25,710	11,337

Net investment income after provision for loan losses	611,429	529,473	393,675	295,388	174,472
Depreciation of direct real estate investments	32,004	11,468	—	—	—
Other operating expenses	235,987	204,584	143,836	107,748	67,807
Total other (expense) income	(74,650)	37,328	19,233	17,781	25,815
Noncontrolling interests expense	4,938	4,711	—	—	—

Net income before income taxes and cumulative effect of accounting change	263,850	346,038	269,072	205,421	132,480
Income taxes(1)	87,563	67,132	104,400	80,570	24,712

Net income before cumulative effect of accounting change	176,287	278,906	164,672	124,851	107,768
Cumulative effect of accounting change, net of taxes	—	370	—	—	—

Net income	$176,287	$279,276	$164,672	$124,851	$107,768

Net income per share:
Basic	$0.92	$1.68	$1.36	$1.07	$1.02
Diluted	$0.91	$1.65	$1.33	$1.06	$1.01
Average shares outstanding:
Basic	191,697,254	166,273,730	120,976,558	116,217,650	105,281,806
Diluted	193,282,656	169,220,007	123,433,645	117,600,676	107,170,585
Cash dividends declared per share	$2.38	$2.02	$0.50	$—	$—

(1)	As a result of our decision to elect REIT status beginning with the tax year ended December 31, 2006, we provided for income taxes for the years ended December 31, 2007 and 2006, based on effective tax rates of 39.4% and 39.9%, respectively, for the income earned by our TRSs. We did not provide for any income taxes for the income earned by our qualified REIT subsidiaries for the years ended December 31, 2007 and 2006. We provided for income taxes on the consolidated income earned based on a 33.2%, 19.4%, 38.8% and 39.2% effective tax rates in 2007, 2006, 2005, and 2004, respectively. We provided for income taxes on the income earned from August 7, 2003, through December 31, 2003, based on a 38.0% effective tax rate. Prior to our reorganization as a “C” corporation on August 6, 2003, we operated as a limited liability company and did not provide for income taxes as all income taxes were paid directly by our members.

	December 31,
	2007	2006	2005	2004	2003
	($ in thousands)

Balance sheet data:
Mortgage-related receivables, net	$2,041,917	$2,295,922	$39,438	$—	$—
Mortgage-backed securities pledged, trading	4,060,605	3,502,753	323,370	—	—
Total loans, net(1)	9,581,718	7,599,231	5,779,966	4,140,381	2,339,089
Direct real estate investments, net	1,017,604	722,303	—	—	—
Total assets	18,040,349	15,210,574	6,987,068	4,736,829	2,567,091
Repurchase agreements	3,910,027	3,510,768	358,423	—	8,446
Credit facilities	2,207,063	2,251,658	2,450,452	964,843	736,700
Term debt	7,255,675	5,809,685	1,779,748	2,186,311	920,865
Other borrowings	1,594,870	1,288,575	786,959	555,000	—
Total borrowings	14,967,635	12,860,686	5,375,582	3,706,154	1,666,011
Total shareholders’ equity	2,582,271	2,093,040	1,199,938	946,391	867,132
Portfolio statistics:
Number of loans closed to date	2,457	1,986	1,409	923	504
Number of loans paid off to date	(1,243)	(914)	(486)	(275)	(87)

Number of loans	1,214	1,072	923	648	417

Total loan commitments	$14,602,398	$11,929,568	$9,174,567	$6,379,012	$3,673,369
Average outstanding loan size	$8,128	$7,323	$6,487	$6,596	$5,796
Average balance of loans outstanding during year	$8,858,968	$6,971,908	$5,046,704	$3,287,734	$1,760,638
Employees as of year end	562	548	520	398	285

(1)	“Total loans, net” include receivables under reverse-repurchase agreements, loans held for sale and loans, net of deferred loan fees and discounts and an allowance for loan losses.

Year Ended December 31,
2007	2006	2005	2004	2003

Performance ratios:
Return on average assets(1)	1.05%	2.22%	3.04%	3.59%	4.34%
Return on average equity(1)	7.41%	14.63%	15.05%	14.17%	12.37%
Yield on average interest earning assets	9.31%	9.80%	12.15%	11.59%	11.92%
Cost of funds	6.01%	5.79%	4.43%	3.08%	3.32%
Net finance margin	4.20%	4.94%	8.65%	9.30%	9.81%
Operating expenses as a percentage of average total assets	1.59%	1.72%	2.65%	3.09%	3.58%
Operating expenses (excluding direct real estate investment depreciation) as a percentage of average total assets	1.40%	1.62%	2.65%	3.09%	3.58%
Efficiency ratio (operating expenses/net interest and fee income and other income)	43.55%	33.32%	30.05%	31.80%	32.01%
Efficiency ratio (operating expenses excluding direct real estate depreciation/net interest and fee income and other income)	38.35%	31.55%	30.05%	31.80%	32.01%
Credit quality and leverage ratios:
Loans 60 or more days contractual delinquent as a percentage of loans (as of year end)	0.75%	1.12%	0.70%	0.76%	0.18%
Loans on non-accrual status as a percentage of loans (as of year end)	1.73%	2.34%	2.30%	0.53%	0.36%
Impaired loans as a percentage of loans (as of year end)	3.23%	3.58%	3.33%	0.77%	0.63%
Net charge offs (as a percentage of average loans)	0.64%	0.69%	0.27%	0.26%	0.00%
Allowance for loan losses as a percentage of loans (as of year end)	1.41%	1.54%	1.46%	0.82%	0.75%
Total debt to equity (as of year end)	5.80	x	6.14	x	4.48	x	3.93	x	1.93	x
Equity to total assets (as of year end)	14.31%	13.76%	17.17%	19.98%	33.78%

(1)	Adjusted to reflect results from our reorganization in 2003 as a “C” corporation. As a limited liability company prior to the August 6, 2003 reorganization, we did not provide for income taxes as all income taxes were paid directly by the members. As a “C” corporation, CapitalSource Inc. is responsible for the payment of all federal and state corporate income taxes. For the year ended December 31, 2003, return on average assets and return on average equity were calculated based on unaudited pro forma net income that includes provision for income taxes with a combined federal and state effective tax rate of 38.0%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Highlights

We are a commercial finance, investment and asset management company focused on the middle market. We operate as a REIT and provide senior and subordinate commercial loans, invest in real estate and residential mortgage assets, and engage in asset management and servicing activities.

Through our commercial finance activities, our primary goal is to be the leading provider of financing to middle market businesses that require customized and sophisticated financing. We operate through three primary commercial finance businesses:

•	Corporate Finance, which generally provides senior and subordinate loans through direct origination and participation in widely syndicated loan transactions;

•	Healthcare and Specialty Finance, which, including our Healthcare Net Lease segment activities, generally provides first mortgage loans, asset-based revolving lines of credit, and other cash flow loans to healthcare businesses and a broad range of other companies and makes investments in income-producing healthcare facilities, particularly long-term care facilities; and

•	Structured Finance, which generally engages in commercial and residential real estate finance and also provides asset-based lending to finance companies.

To optimize our REIT structure, we also invest in certain residential mortgage assets which included investments in residential mortgage loans and RMBS as of December 31, 2007.

Consolidated Results of Operations

We operate as three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Finance segment comprises our commercial lending business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment activities.

Prior to 2006, we operated as a single business segment as substantially all of our activity was related to our commercial finance business. On January 1, 2006, we began presenting financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and RMBS. Beginning in the fourth quarter of 2007, we are presenting financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes have been made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments.

Explanation of Reporting Metrics

Interest Income.  In our Commercial Finance segment, interest income represents interest earned on our commercial loans. Although the majority of these loans charge interest at variable rates that generally adjust daily, we also have a number of loans charging interest at fixed rates. In our Healthcare Net Lease segment, interest income represents interest earned on cash and restricted cash. In our Residential Mortgage Investment segment, interest income consists of coupon interest and the amortization of purchase discounts and premiums on our investments in RMBS and mortgage-related receivables, which are amortized into income using the interest method.

Fee Income.  In our Commercial Finance segment, fee income represents net fee income earned from our commercial loan operations. Fee income primarily includes the amortization of loan origination fees, net of the direct costs of origination, prepayment-related fees as well as other fees charged to borrowers.

Operating Lease Income.  In our Healthcare Net Lease segment, operating lease income represents lease income earned in connection with our direct real estate investments. Our operating leases typically include fixed rental payments, subject to escalation over the life of the lease. We generally project a minimum escalation rate for the leases and recognize operating lease income on a straight-line basis over the life of the lease. We currently do not generate any operating lease income in our Commercial Finance segment or our Residential Mortgage Investment segment.

Interest Expense.  Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees. In our Commercial Finance segment, our borrowings consist of repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt. In our Healthcare Net Lease segment, our borrowings consist of a secured credit facility, mortgage debt and allocated intercompany debt. In our Residential Mortgage Investment segment, our borrowings consist of repurchase agreements and term debt. The majority of our borrowings charge interest at variable rates based primarily on one-month LIBOR or Commercial Paper (“CP”) rates plus a margin. Currently, our convertible debt, three series of our subordinated debt, our term debt recorded in connection with our investments in mortgage-related receivables and the intercompany debt within our Healthcare Net Lease segment bear a fixed rate of interest. Deferred financing fees and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

Provision for Loan Losses.  We record a provision for loan losses in both our Commercial Finance segment and our Residential Mortgage Investment segment. The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan losses inherent in our commercial finance portfolio and in our portfolio of residential mortgage-related receivables. As the size and mix of loans within these portfolios change, or if the credit quality of the portfolios change, we record a provision to appropriately adjust the allowance for loan losses. We do not have any loan receivables in our Healthcare Net Lease segment.

Other Income.  In our Commercial Finance segment, other income (expense) consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with the United States Department of Housing and Urban Development, or HUD, origination activities, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, third-party servicing income, income from our management of various loans held by third parties and other miscellaneous fees and expenses not attributable to our commercial finance operations. In our Healthcare Net Lease segment, other income (expense) consists of gain (loss) on the sale of assets. In our Residential Mortgage Investment segment, other income (expense) consists of realized and unrealized appreciation (depreciation) on certain of our residential mortgage investments and gains (losses) on derivatives that are used to hedge the residential mortgage investment portfolio.

Operating Expenses.  In our Commercial Finance segment, operating expenses include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses. In our Healthcare Net Lease segment, operating expenses include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses. In our Residential Mortgage Investment segment, operating expenses include compensation and benefits, professional fees paid to our investment manager and other direct expenses.

Income Taxes.  We elected REIT status under the Code when we filed our tax return for the year ended December 31, 2006. As a REIT, we generally are not subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities, but are subject to corporate-level tax on the earnings we derive from our TRSs. We do not expect income from our Healthcare Net Lease segment or Residential Mortgage Investment segment to be subject to corporate-level tax as all assets in these segments are considered REIT qualifying assets. A significant portion of our income from our Commercial Finance segment will remain subject to corporate-level income tax as many of the segment’s assets are originated and held in our TRSs.

We were responsible for paying federal, state and local income taxes on all of our income for the year ended December 31, 2005.

Adjusted Earnings.  Adjusted earnings represents net income as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), adjusted for certain items, including real estate depreciation, amortization of deferred financing fees, non-cash equity compensation, realized and unrealized gains and losses on investments in RMBS and related derivatives, unrealized gains and losses on other derivatives and foreign currencies, net unrealized gains and losses on investments, provision for loan losses, charge offs, recoveries, nonrecurring items and the cumulative effect of changes in accounting principles. We view adjusted earnings and the related per share measures as useful and appropriate supplements to net income and net income per share. These measures serve as an additional measure of our operating performance because they facilitate evaluation of the company without the effects of certain adjustments determined in accordance with GAAP that may not necessarily be indicative of current operating performance. Adjusted earnings should not be considered as an alternative to net income or cash flows (each computed in accordance with GAAP). Instead, adjusted earnings should be reviewed in connection with net income and cash flows from operating, investing and financing activities in our consolidated financial statements, to help analyze how our business is performing. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

Operating Results for the Years Ended December 31, 2007, 2006 and 2005

Our results of operations in 2007 were driven primarily by a challenging credit market environment, our continued asset growth and the impact of our REIT election. As further described below, the most significant factors influencing our consolidated results of operations for 2007 were:

•	Mark to market losses on our Residential Mortgage Investment Portfolio;

•	Losses on derivatives and other investments in our Commercial Finance segment;

•	Reduced prepayment-related fee income and reduced gains on equity sales;

•	Growth in our commercial loan portfolio;

•	Increased borrowings;

•	Increased operating lease income related to our direct real estate investments;

•	Decreased operating expenses as a percentage of average assets;

•	Decreased lending spreads; and

•	Increased borrowing spreads.

Our consolidated operating results for the year ended December 31, 2007, compared to the year ended December 31, 2006, and for the year ended December 31, 2006, compared to the year ended December 31, 2005, were as follows:

	Year Ended				Year Ended
	December 31,				December 31,
	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change
	($ in thousands)				($ in thousands)

Interest income	$1,277,903	$1,016,533	$261,370	26%	$1,016,533	$514,652	$501,881	98%
Fee income	162,395	170,485	(8,090)	(5)	170,485	130,638	39,847	31
Operating lease income	97,013	30,742	66,271	216	30,742	—	30,742	N/A
Interest expense	847,241	606,725	240,516	40	606,725	185,935	420,790	226
Provision for loan losses	78,641	81,562	(2,921)	(4)	81,562	65,680	15,882	24
Depreciation of direct real estate investments	32,004	11,468	20,536	179	11,468	—	11,468	N/A
Other operating expenses	235,987	204,584	31,403	15	204,584	143,836	60,748	42
Other (expense) income	(74,650)	37,328	(111,978)	(300)	37,328	19,233	18,095	94
Noncontrolling interests expense	4,938	4,711	227	5	4,711	—	4,711	N/A
Income taxes	87,563	67,132	20,431	30	67,132	104,400	(37,268)	(36)
Cumulative effect of accounting change, net of taxes	—	370	(370)	N/A	370	—	370	N/A
Net income	176,287	279,276	(102,989)	(37)	279,276	164,672	114,604	70

Our consolidated yields on income earning assets and the costs of interest bearing liabilities for the years ended December 31, 2007 and 2006, were as follows:

	Year Ended December 31,
	2007			2006
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$1,277,903	8.26%		$1,016,533	8.39%
Fee income		162,395	1.05		170,485	1.41

Total interest earning assets(1)	$15,472,459	1,440,298	9.31	$12,112,492	1,187,018	9.80
Total direct real estate investments	947,929	97,013	10.23	260,313	30,742	11.81

Total income earning assets	16,420,388	1,537,311	9.36	12,372,805	1,217,760	9.84
Total interest bearing liabilities(2)	14,105,355	847,241	6.01	10,479,447	606,725	5.79

Net finance spread		$690,070	3.35%		$611,035	4.05%

Net finance margin			4.20%			4.94%

(1)	Interest earning assets include cash, restricted cash, mortgage-related receivables, RMBS, loans, and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Operating Expenses

The increase in consolidated operating expenses from 2006 to 2007 was primarily due to a $21.8 million increase in total employee compensation and an increase of $21.2 million in depreciation and amortization expense primarily resulting from increases in our direct real estate investments over the previous year. The higher employee compensation was attributable to a $12.5 million increase in incentive compensation, including an increase in restricted stock awards, and a $6.1 million increase in employee salaries. For the years ended December 31, 2007 and 2006, incentive compensation totaled $81.7 million and $69.2 million, respectively. Incentive compensation comprises annual bonuses, as well as stock options and restricted stock awards, which generally have vesting periods ranging from eighteen months to five years. The remaining increase in operating expenses for the year ended December 31, 2007 was primarily attributable to a $2.6 million increase in administrative expenses and a $2.1 million increase in rent expense.

The increase in consolidated operating expenses from 2006 to 2005 was primarily due to higher total employee compensation, which increased $40.9 million, or 43%. The higher employee compensation was attributable to an increase in our average number of employees to 555 for the year ended December 31, 2006, from 457 for the year ended December 31, 2005, as well as higher incentive compensation, including an increase in the value of restricted stock awards and stock options granted. For the years ended December 31, 2006 and 2005, incentive compensation totaled $69.2 million and $44.5 million, respectively. Incentive compensation comprises annual bonuses, as well as stock options and restricted stock awards, which generally have a three- to five-year vesting period. The remaining increase in operating expenses for the year ended December 31, 2006, was primarily attributable to an increase of $12.2 million in professional fees, an increase of $2.2 million in travel and entertainment expenses and an increase of $3.5 million in other general business expenses.

Income Taxes

As a result of our decision to elect REIT status beginning with the tax year ended December 31, 2006, we provided for income taxes for the years ended December 31, 2007 and 2006, based on effective tax rates of 39.4% and 39.9%, respectively, for the income earned by our TRSs. We did not provide for any income taxes for the income earned by our qualified REIT subsidiaries for the years ended December 31, 2007 and 2006. We provided for income taxes on the consolidated income earned based on a 33.2%, 19.4% and 38.8% effective tax rates in 2007, 2006 and 2005, respectively. Our overall effective tax for the year ended December 31, 2006 included the reversal of $4.7 million in net deferred tax liabilities relating to REIT qualifying activities, into income, in connection with our REIT election. The increased effective tax rate on consolidated net income for the year ended December 31, 2007, compared to the year ended December 31, 2006, is due to our TRSs accounting for a greater percentage of our annual consolidated net income in 2007 than in 2006. All of our consolidated net income for the year ended December 31, 2005 was subject to income tax, which resulted in a higher effective tax rate.

Adjusted Earnings

Adjusted earnings, as previously defined, were $448.2 million, or $2.32 per diluted share, for the year ended December 31, 2007, and $425.7 million, or $2.51 per diluted share, for the year ended December 31, 2006. A reconciliation of our reported net income to adjusted earnings for the years ended December 31, 2007 and 2006, was as follows:

	December 31,
	2007	2006
	($ in thousands, except per
	share data)

Net income	$176,287	$279,276
Add:
Real estate depreciation and amortization(1)	31,785	10,323
Amortization of deferred financing fees(2)	29,783	30,842
Non-cash equity compensation	44,488	33,294
Net realized and unrealized losses on residential mortgage investment portfolio, including related derivatives(3)	81,022	5,862
Unrealized losses (gains) on derivatives and foreign currencies, net	51,233	(1,470)
Unrealized losses on investments, net	12,615	7,524
Provision for loan losses	78,641	81,662
Recoveries(4)	—	—
Less:
Charge offs(5)	57,679	16,510
Nonrecurring items(6)	—	4,725
Cumulative effect of accounting change, net of taxes	—	370

Adjusted earnings	$448,175	$425,708

Net income per share:
Basic — as reported	$0.92	$1.68
Diluted — as reported	$0.91	$1.65
Average shares outstanding:
Basic — as reported	191,697,254	166,273,730
Diluted — as reported	193,282,656	169,220,007
Adjusted earnings per share:
Basic	$2.34	$2.56
Diluted(7)	$2.32	$2.51
Average shares outstanding:
Basic	191,697,254	166,273,730
Diluted(8)	194,792,918	171,551,972

(1)	Depreciation and amortization for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes amortization of deferred financing fees and other non-cash interest expense.

(3)	Includes adjustments to reflect the realized gains and losses and the period change in fair value of RMBS and related derivative instruments.

(4)	Includes all recoveries on loans during the period.

(5)	To the extent we experience losses on loans for which we specifically provided a reserve prior to January 1, 2006, there will be no adjustment to earnings. All charge offs incremental to previously established allocated reserves will be deducted from net income.

(6)	Represents the write-off of a net deferred tax liability recorded in connection with our conversion to a REIT for the year ended December 31, 2006.

(7)	Adjusted to reflect the impact of adding back noncontrolling interests expense totaling $3.1 million and $4.7 million for the years ended December 31, 2007 and 2006, to adjusted earnings due to the application of the if-converted method on non-managing member units, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

(8)	Adjusted to include average non-managing member units of 1,113,259 and 2,331,965 for the years ended December 31, 2007 and 2006, respectively, which were considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Comparison of the Years Ended December 31, 2007 and 2006

We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments. All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Commercial Finance Segment

Our Commercial Finance segment operating results for the year ended December 31, 2007, compared to the year ended December 31, 2006, were as follows:

	Year Ended December 31,
	2007	2006	$ Change	% Change
	($ in thousands)

Interest income	$928,190	$749,011	$179,179	24%
Fee income	162,395	170,485	(8,090)	(5)
Interest expense	481,605	344,988	136,617	40
Provision for loan losses	77,576	81,211	(3,635)	(4)
Operating expenses	220,550	193,053	27,497	14
Other income	883	37,297	(36,414)	(98)
Noncontrolling interests expense	(1,037)	(806)	(231)	(29)
Income taxes	87,563	67,132	20,431	30
Cumulative effect of accounting change, net of taxes	—	370	(370)	N/A
Net income	225,211	271,585	(46,374)	(17)

Interest Income

The increase in interest income was due to the growth in average interest earning assets, primarily loans, of $2.0 billion, or 28%. This increase was partially offset by a decrease in the interest component of yield to 9.96% for the year ended December 31, 2007, from 10.28% for the year ended December 31, 2006. The decrease in the interest component of yield was primarily due to a decrease in our lending spread, partially offset by an increase in short-term interest rates. During the year ended December 31, 2007, our commercial finance spread to average one-month LIBOR was 4.71% compared to 5.19% for the year ended December 31, 2006. This decrease in lending spread reflects overall trends in financial markets, the increase in competition in our markets, as well as the changing mix of our commercial finance portfolio as we continue to pursue the expanded opportunities afforded to us by our REIT election. As a REIT, we can make the same, or better, after tax return on loans with a lower interest rate than on loans with a higher interest rate held prior to becoming a REIT. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

Fee Income

The decrease in fee income was primarily the result of a decrease in prepayment-related fee income, which totaled $56.1 million for the year ended December 31, 2007, compared to $66.7 million for the year ended December 31, 2006. Prepayment-related fee income contributed 0.60% and 0.92% to yield for the years ended December 31, 2007 and 2006, respectively. Yield from fee income, including prepayment related fees, decreased to 1.74% for the year ended December 31, 2007, from 2.34% for the year ended December 31, 2006.

Interest Expense

We fund our growth largely through debt. The increase in interest expense was primarily due to an increase in average borrowings of $2.0 billion, or 35%. Our cost of borrowings increased to 6.31% for the year ended December 31, 2007, from 6.12% for the year ended December 31, 2006. This increase was the result of higher

LIBOR and CP rates on which interest on our term securitizations and credit facilities are based. The increase was also the result of higher borrowing spreads and higher deferred financing fees on some of our term securitizations and on some of our credit facilities, and increases in the cost of our convertible debt following the exchange in April 2007.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and fee income less interest expense) divided by average income earning assets, was 6.54% for the year ended December 31, 2007, a decrease of 135 basis points from 7.89% the year ended December 31, 2006. The decrease in net finance margin was primarily due to the increase in interest expense resulting from higher leverage, a higher cost of funds, and a decrease in yield on total income earning assets. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 5.40% for the year ended December 31, 2007, a decrease of 110 basis points from 6.50% for the year ended December 31, 2006. Gross yield is the sum of interest and fee income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Finance segment for the years ended December 31, 2007 and 2006, were as follows:

	Year Ended December 31,
	2007			2006
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$928,190	9.96%		$749,011	10.28%
Fee income		162,395	1.74		170,485	2.34

Total interest earning assets(1)	$9,316,088	1,090,585	11.70	$7,284,243	919,496	12.62
Total interest bearing liabilities(2)	7,633,687	481,605	6.31	5,639,481	344,988	6.12

Net finance spread		$608,980	5.39%		$574,508	6.50%

Net finance margin			6.54%			7.89%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Provision for Loan Losses

The decrease in the provision for loan losses was the result of recognizing fewer allocated reserves during the year ended December 31, 2007.

Operating Expenses

The increase in operating expenses is due to the same factors which contributed to the increase in the consolidated operating expenses as described above. Operating expenses as a percentage of average total assets decreased to 2.31% for the year ended December 31, 2007, from 2.60% for the year ended December 31, 2006.

Other (Expense) Income

The decrease in other income was primarily attributable to a $48.6 million increase in net unrealized losses on derivative instruments, a $10.4 million increase in losses on foreign currency exchange and a $4.5 million decrease in the receipt of break-up fees. These decreases were partially offset by a $9.2 million increase in income relating to our equity interests in various investees that are not consolidated for financial statement purposes, an $8.9 million increase in net realized and unrealized gains in our equity investments and a $5.8 million increase in gains related to the sale of loans.

Our unrealized losses on derivative instruments were primarily due to the unrealized net change in the fair value of swaps used in hedging certain of our assets and liabilities to minimize our exposure to interest rate movements. We do not apply hedge accounting to these swaps and, as a result, changes in the fair value of such swaps are recognized in GAAP net income, while changes in the fair value of the underlying hedged exposures are not. To correct for this asymmetry and reflect the unrealized nature of the changes in fair value of such swaps, any such unrealized losses are added to, or any unrealized gains are subtracted from, GAAP earnings for purposes of determining our adjusted earnings, as previously defined.

Healthcare Net Lease Segment

Our Healthcare Net Lease segment operating results for the year ended December 31, 2007, compared to the year ended December 31, 2006, were as follows:

	Year Ended December 31,
	2007	2006	$ Change	% Change
		($ in thousands)

Operating lease income	$97,013	$30,742	$66,271	216%
Interest expense	41,047	11,176	29,871	267
Depreciation of direct real estate investments	32,004	11,468	20,536	179
Other operating expenses	9,437	2,891	6,546	226
Other (expense) income(1)	993	(2,497)	3,490	140
Noncontrolling interests expense	5,975	5,517	458	8
Net income (loss)	9,543	(2,807)	12,350	440

(1)	Includes interest income.

Operating Lease Income

The increase in operating lease income is due to an increase in our direct real estate investments, which are leased to healthcare industry clients through long-term, triple-net operating leases. During the years ended December 31, 2007 and 2006, our average balance of direct real estate investments was $947.9 million and $260.3 million, respectively.

Interest Expense

The increase in interest expense was primarily due to an increase in average borrowings of $413.3 million, or 225%, corresponding to an increase in the size of the portfolio. Our cost of borrowings increased to 6.87% for the year ended December 31, 2007, from 6.08% for the year ended December 31, 2006. Our overall borrowing spread to average one-month LIBOR for the year ended December 31, 2007, was 1.62% compared to 0.99% for the year ended December 31, 2006.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and operating lease income less interest expense) divided by average income earning assets, was 5.84% for the year ended December 31, 2007, a decrease of 142 basis points from 7.26% for the year ended December 31, 2006. Net finance spreads were 3.36% and 5.73%, respectively, for the years ended December 31, 2007 and 2006. Net finance spread is the difference between yield on interest earning assets and the cost of our interest bearing liabilities. The decrease in net finance spread is attributable to the changes in its components as described above.

Depreciation of Direct Real Estate Investments

The increase in depreciation was due to increases in our direct real estate investments over the previous year. As of December 31, 2007, we had $1.0 billion in direct real estate investments, an increase of $295.3 million, or 40.9%, from December 31, 2006.

Other Operating Expenses

The increase in operating expenses was consistent with the increase in operating expenses in the Commercial Finance Segment. Operating expenses as a percentage of average total assets decreased to 0.95% for the year ended December 31, 2007, from 1.04% for the year ended December 31, 2006.

Residential Mortgage Investment Segment

Our Residential Mortgage Investment segment operating results for the year ended December 31, 2007, compared to the year ended December 31, 2006, were as follows:

	Year Ended December 31,
	2007	2006	$ Change	% Change
		($ in thousands)

Interest income	$348,351	$267,522	$80,829	30%
Interest expense	324,589	250,561	74,028	30
Provision for loan losses	1,065	351	714	203
Operating expenses	6,000	8,640	(2,640)	(31)
Other (expense) income	(75,164)	2,528	(77,692)	(3,073)
Net (loss) income	(58,467)	10,498	(68,965)	(657)

Interest Income

The increase in interest income was primarily due to the growth in average interest earning assets of $1.3 billion, or 27%.

Interest Expense

The increase in interest expense was primarily due to an increase in average borrowings of $1.2 billion, or 26%, corresponding to an increase in the size of the portfolio. Our cost of borrowings increased to 5.53% for the year ended December 31, 2007, from 5.38% for the year ended December 31, 2006. This increase was primarily due to an increase in the short term interest rate market index on which our cost of borrowings is based.

Operating Expenses

The decrease in operating expenses was primarily due to a decrease in compensation and benefits and professional fees. Operating expenses as a percentage of average total assets decreased to 0.11% for the year ended December 31, 2007, from 0.18% for the year ended December 31, 2006.

Other (Expense) Income

The net loss was attributable to net realized and unrealized losses on derivative instruments related to our residential mortgage investments of $79.6 million and other-than-temporary declines in the fair value of our Non-Agency MBS of $30.4 million. These losses were partially offset by net unrealized gains on our Agency MBS of $34.9 million. The value of Agency MBS relative to risk-free investments was impacted during the year ended December 31, 2007 by the broad credit market disruption.

Comparison of the Years Ended December 31, 2006 and 2005

All amounts below relate only to our Commercial Finance segment for the year ended December 31, 2006 and are compared to our consolidated results for the year ended December 31, 2005, as substantially all activity for the year ended December 31, 2005, was related to commercial finance activity. All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Commercial Finance Segment

Our Commercial Finance segment operating results for the year ended December 31, 2006, compared to the year ended December 31, 2005, were as follows:

	Year Ended December 31,
	2006	2005	$ Change	% Change
		($ in thousands)

Interest income	$749,011	$514,652	$234,359	46%
Fee income	170,485	130,638	39,847	31
Interest expense	344,988	185,935	159,053	86
Provision for loan losses	81,211	65,680	15,531	24
Operating expenses	193,053	143,836	49,217	34
Other income	37,297	19,233	18,064	94
Noncontrolling interests expense	(806)	—	(806)	N/A
Income taxes	67,132	104,400	(37,268)	(36)
Cumulative effect of accounting change, net of taxes	370	—	370	N/A
Net income	271,585	164,672	106,913	65

Interest Income

The increase was due to the growth in average interest earning assets, primarily loans, of $2.0 billion, or 37%, as well as an increase in the interest component of yield to 10.28% for the year ended December 31, 2006, from 9.69% for the year ended December 31, 2005. The increase in the interest component of yield was largely due to the increase in short-term interest rates, partially offset by a decrease in our lending spread. During the year ended December 31, 2006, our commercial lending spread to average one-month LIBOR was 5.19% compared to 6.31% for the year ended December 31, 2005. This decrease in lending spread reflects overall trends in financial markets, the increase in competition in our markets, as well as the changing mix of our commercial finance portfolio as we pursue the expanded opportunities afforded to us by our decision to elect to be taxed as a REIT. By operating as a REIT, we can make the same, or better, after tax return on a loan with a lower interest rate than on a loan with a higher interest rate held prior to our decision to elect to be taxed as a REIT. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

Fee Income

The increase in fee income was primarily the result of the growth in interest earning assets as well as an increase in prepayment-related fee income, which totaled $66.7 million for the year ended December 31, 2006, compared to $34.4 million for the year ended December 31, 2005. Prepayment-related fee income contributed 0.92% and 0.65%, to yield for the years ended December 31, 2006 and 2005, respectively. Yield from fee income decreased to 2.34% for the year ended December 31, 2006, from 2.46% for year ended December 31, 2005.

Interest Expense

We fund our growth largely through borrowings. The increase in interest expense was primarily due to an increase in average borrowings of $1.4 billion, or 34%, as well as rising interest rates during the year. Our cost of borrowings increased to 6.12% for the year ended December 31, 2006, from 4.43% for the year ended December 31, 2005. This increase was the result of rising interest rates, the use of our unsecured credit facility, which has a higher borrowing spread relative to our secured credit facilities, and an increase in the amortization of deferred financing fees. The increase in deferred financing fees was primarily due to additional financings and higher loan prepayments on loans that secure our term debt. These increases were partially offset by lower borrowing margins and our use of more cost effective sources of financing. Our overall borrowing spread to average one-month LIBOR for the year ended December 31, 2006, was 1.03% compared to 1.05% for the year ended December 31, 2005.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and fee income less interest expense) divided by average income earning assets, was 7.89% for the year ended December 31, 2006, a decrease of 76 basis points from 8.65% for the year ended December 31, 2005. The decrease in net finance margin was primarily due to the increase in interest expense resulting from a higher cost of funds, offset partially by an increase in yield on total income earning assets resulting from higher loan prepayments. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 6.50% for the year ended December 31, 2006, a decrease of 122 basis points from 7.72% for the year ended December 31, 2005. Gross yield is the sum of interest, fee and operating lease income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Finance segment for the year ended December 31, 2006 and 2005, were as follows:

	Year Ended December 31,
	2006			2005
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$749,011	10.28%		$514,652	9.69%
Fee income		170,485	2.34		130,638	2.46

Total interest earning assets(1)	$7,284,243	919,496	12.62	$5,309,530	645,290	12.15
Total interest bearing liabilities(2)	5,639,481	344,988	6.12	4,193,128	185,935	4.43

Net finance spread		$574,508	6.50%		$459,355	7.72%

Net finance margin			7.89%			8.65%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Provision for Loan Losses

The increase in the provision for loan losses is the result of growth in our commercial loan portfolio, an increase in the balance of impaired loans in the portfolio and additional allocated reserves recorded during the year ended December 31, 2006.

Operating Expenses

The increase in operating expenses is due to the same factors which contributed to the increase in the consolidated operating expenses described above. Operating expenses as a percentage of average total assets decreased to 2.60% for the year ended December 31, 2006, from 2.65% for the year ended December 31, 2005.

Other Income

The increase in other income was primarily attributable to the receipt of a break-up fee of $4.5 million related to a prospective loan, a $2.9 million increase in net realized and unrealized gains in our equity investments, a

$2.6 million increase on net gains on derivatives, a $2.1 million increase in income relating to our equity interests in certain non-consolidated entities and a $1.9 million increase in diligence deposits forfeited. These increases were partially offset by a $3.1 million decrease in third-party servicing fees.

Included in unrealized gains on derivative instruments is not only the change in fair value of these instruments, but also the net of interest income and expense accruals related to certain of our derivatives.

Financial Condition

Commercial Finance Segment

Portfolio Composition

We provide commercial loans to clients that require customized and sophisticated financing. We also selectively make equity investments. The composition of our Commercial Finance segment portfolio as of December 31, 2007 and 2006, was as follows:

	December 31,
	2007	2006
	($ in thousands)

Commercial loans	$9,867,737	$7,850,198
Investments	227,144	150,090

Total	$10,094,881	$8,000,288

Our total commercial loan portfolio reflected in the portfolio statistics below includes loans, loans held for sale and receivables under reverse-repurchase agreements. The composition of our commercial loan portfolio by loan type and by commercial finance business as of December 31, 2007 and 2006, was as follows:

	December 31,
	2007		2006
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured loans(1)	$5,695,167	58%	$4,704,166	60%
First mortgage loans(1)	2,995,048	30	2,542,222	32
Subordinate loans	1,177,522	12	603,810	8

Total	$9,867,737	100%	$7,850,198	100%

Composition of loan portfolio by business:
Corporate Finance	$2,979,241	30%	$2,234,734	29%
Healthcare and Specialty Finance	2,934,666	30	2,775,748	35
Structured Finance	3,953,830	40	2,839,716	36

Total	$9,867,737	100%	$7,850,198	100%

(1)	Includes Term B loans.

We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by commercial finance business as of December 31, 2007, were as follows:

				Average Loan
	Number	Average	Number of	Size per
	of Loans	Loan Size	Clients	Client
	($ in thousands)

Composition of loan portfolio by business:
Corporate Finance	542	$5,497	262	$11,371
Healthcare and Specialty Finance	410	7,158	287	10,225
Structured Finance	262	15,091	210	18,827

Overall loan portfolio	1,214	8,128	759	13,001

The scheduled maturities of our commercial loan portfolio by loan type as of December 31, 2007, were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Scheduled maturities by loan type:
Senior secured loans(1)	$575,728	$4,556,300	$563,139	$5,695,167
First mortgage loans(1)	1,182,592	1,681,152	131,304	2,995,048
Subordinate loans	67,161	451,729	658,632	1,177,522

Total	$1,825,481	$6,689,181	$1,353,075	$9,867,737

(1)	Includes Term B loans.

The dollar amounts of all fixed-rate and adjustable-rate commercial loans by loan type as of December 31, 2007, were as follows:

	Adjustable	Fixed
	Rates	Rates	Total
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured loans(1)	$5,661,098	$34,069	$5,695,167
First mortgage loans(1)	2,673,877	321,171	2,995,048
Subordinate loans	1,048,738	128,784	1,177,522

Total	$9,383,713	$484,024	$9,867,737

Percentage of total loan portfolio	95%	5%	100%

(1)	Includes Term B loans.

As of December 31, 2007, our Corporate Finance, Healthcare and Specialty Finance and Structured Finance businesses had commitments to lend up to an additional $0.6 billion, $2.0 billion and $2.1 billion, respectively, to 262, 287 and 210 existing clients, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. Throughout 2007, the mix of outstanding loans in our commercial loan portfolio has shifted to a greater percentage of first mortgage and asset-based loans, including complementary fixed rate and low leverage real estate products, which have become more attractive as a result of our status as a REIT.

Credit Quality and Allowance for Loan Losses

As of December 31, 2007 and 2006, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial finance portfolio were as follows:

	December 31,
Commercial Loan Asset Classification	2007	2006
	($ in thousands)

Loans 60 or more days contractually delinquent	$74,298	$88,067
Non-accrual loans(1)	170,522	183,483
Impaired loans(2)	318,945	281,377
Less: loans in multiple categories	(226,021)	(230,469)

Total	$337,744	$322,458

Total as a percentage of total loans	3.42%	4.11%

(1)	Includes commercial loans with an aggregate principal balance of $55.5 million and $47.0 million as of December 31, 2007 and 2006, respectively, which were also classified as loans 60 or more days contractually delinquent. As of December 31, 2007 and 2006, there were no loans classified as held for sale that were placed on non-accrual status.

(2)	Includes commercial loans with an aggregate principal balance of $55.5 million and $47.0 million as of December 31, 2007 and 2006, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $170.5 million and $183.5 million as of December 31, 2007 and 2006, respectively, which were also placed on non-accrual status.

Reflective of principles established in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement. In this regard, impaired loans include those loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments.

During the year ended December 31, 2007, commercial loans with an aggregate carrying value of $189.6 million as of December 31, 2007, were involved in troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of December 31, 2007, commercial loans with an aggregate carrying value of $263.9 million were involved in troubled debt restructurings. Additionally, under SFAS No. 114, loans involved in troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $23.1 million as of December 31, 2007. For the year ended December 31, 2006, commercial loans with an aggregate carrying value of $194.7 million as of December 31, 2006, were involved in troubled debt restructurings. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $31.5 million as of December 31, 2006.

Middle market lending involves credit risks that we believe will result in further credit losses in our portfolio. We have provided an allowance for loan losses to cover estimated losses inherent in our commercial loan portfolio. Our allowance for loan losses was $138.9 million and $120.6 million as of December 31, 2007 and 2006, respectively. These amounts equate to 1.41% and 1.54% of gross loans as of December 31, 2007 and 2006, respectively. Of our total allowance for loan losses as of December 31, 2007 and 2006, $27.4 million and $37.8 million, respectively, were allocated to impaired loans. During the years ended December 31, 2007 and 2006, we charged off loans totaling $57.5 million and $48.0 million, respectively. Net charge offs as a percentage of average loans were 0.64% and 0.69% for the years ended December 31, 2007 and 2006, respectively.

Investments

We commonly make investments in our clients in connection with our loans. These investments usually comprise equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants, but sometimes are in the form of subordinated debt if that is the form in which the equity sponsor makes its investment.

As of December 31, 2007 and 2006, the carrying values of our investments in our Commercial Finance segment were $227.1 million and $150.1 million, respectively. Included in these balances were investments carried at fair value totaling $27.9 million and $34.6 million, respectively.

Healthcare Net Lease Segment

Direct Real Estate Investments

We acquire real estate for long-term investment purposes. These real estate investments are generally long-term care facilities leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of December 31, 2007 and 2006, we had $1.0 billion and $722.3 million, respectively, in direct real estate investments, which consisted primarily of land and buildings.

Residential Mortgage Investment Segment

Portfolio Composition

We invest directly in residential mortgage investments and as of December 31, 2007 and 2006, our portfolio of residential mortgage investments was as follows:

	December 31,
	2007	2006
	($ in thousands)

Mortgage-related receivables(1)	$2,041,917	$2,295,922
Residential mortgage-backed securities:
Agency(2)	4,060,605	3,502,753
Non-Agency(2)	4,632	34,243

Total	$6,107,154	$5,832,918

(1)	Represents secured receivables that are backed by adjustable-rate residential prime mortgage loans.

(2)	See following paragraph for a description of these securities.

We invest in RMBS, which are securities collateralized by residential mortgage loans. Agency MBS include mortgage-backed securities that were issued and are guaranteed by Fannie Mae or Freddie Mac. We also have invested in Non-Agency MBS, which are RMBS issued by non-government sponsored entities that are credit-enhanced through the use of subordination or in other ways. Substantially all of our RMBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying audited consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying audited consolidated balance sheets. The coupons on the loans underlying RMBS are fixed for stipulated periods of time and then reset annually thereafter. The weighted average net coupon of Agency MBS in our portfolio was 5.07% as of December 31, 2007, and the weighted average reset date for the portfolio was approximately 41 months. The weighted average net coupon of Non-Agency MBS in our portfolio was 7.9% as of December 31, 2007. The fair values of our Agency MBS and Non-Agency MBS were $4.1 billion and $4.6 million, respectively, as of December 31, 2007.

As of December 31, 2007, we had $2.0 billion in mortgage-related receivables secured by prime residential mortgage loans. As of December 31, 2007, the weighted average interest rate on these receivables was 5.38%, and the weighted average contractual maturity was approximately 28 years. See further discussion on our accounting treatment of mortgage-related receivables in Note 4, Mortgage-Related Receivables and Related Owner Trust Securitizations, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

During 2007, we also saw decreases in the carrying value of certain of our residential mortgage investments, representing a decline of approximately 1.2% in the value of the portfolio, as the market dislocation impacted the pricing relationship between mortgage assets (including Agency MBS that we own) and low risk fixed income securities. We actively manage the interest rate risk associated with this portfolio pursuant to a risk management strategy that is further described below in Market Risk Management. Our investment strategy explicitly contemplates the potential for upward and downward shifts in the carrying value of the portfolio, including shifts of the magnitude that we saw during 2007. We believe that these reductions in value are temporary in nature. Given our intention to hold the investments to maturity, temporary variations in value up or down have no material impact on our investment strategy.

Credit Quality and Allowance for Loan Losses

As of December 31, 2007 and 2006, mortgage-related receivables, whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure and foreclosed were as follows:

	December 31
	2007		2006
	($ in thousands)

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or are in the process of foreclosure	$14,751		$2,364
Percentage of mortgage-related receivables	0.72	%(1)	0.10%
Foreclosed assets	$3,264		—
Percentage of mortgage-related receivables	0.16%		—

(1)	By comparison, in its January 2008 Monthly Summary Report, Fannie Mae reported a serious delinquency rate (“SDQ”) of 0.98% for December 2007, for conventional single family loans that are three months or more past due or in foreclosure process while, in its January 2008 Monthly Volume Summary, Freddie Mac reported an SDQ of 0.65% for December 2007, for comparable types of single family loans.

In connection with recognized mortgage-related receivables, we recorded provisions for loan losses of $1.1 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, we charged off $0.7 million of these mortgage-related receivables. The allowance for loan losses was $0.8 million and $0.4 million as of December 31, 2007 and 2006, respectively, and was recorded in the accompanying audited consolidated balance sheets as a reduction to the carrying value of mortgage-related receivables. For the year ended December 31, 2007, we recognized $0.2 million in realized losses on such mortgage-related receivables.

Financing

We have financed our investments in RMBS primarily through repurchase agreements. As of December 31, 2007 and 2006, our outstanding repurchase agreements totaled $3.9 billion and $3.4 billion, respectively. As of December 31, 2007, repurchase agreements that we executed had maturities of between seven days and 13 months and a weighted average borrowing rate of 5.12%.

Our investments in residential mortgage-related receivables were financed primarily through debt issued in connection with two securitization transactions. As of December 31, 2007, the total outstanding balance of these debt obligations was $2.0 billion. The interest rates on all classes of the notes within each securitization are fixed for various periods of time and then reset annually thereafter, with a weighted average interest rate of 4.94% as of December 31, 2007. The notes within each securitization are expected to mature at various dates through 2036.

The interest rates on our repurchase agreements, securitization-based debt and other financings may change at different times and in different magnitudes than the interest rates earned on our residential mortgage investments. See Market Risk Management below for a discussion of our interest rate risk management program related to our residential mortgage investment portfolio.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, which include funding our existing commercial loan and investment commitments, repaying borrowings, paying dividends and for other general business purposes. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. Our primary sources of funds consist of cash flows from operations, borrowings under our repurchase agreements, credit facilities, term debt, subordinated debt and convertible debt, proceeds from issuances of equity and other sources. We believe these sources of financing are sufficient to meet our short-term liquidity needs.

In 2005, we applied for an Industrial Loan Corporation (“ILC”) charter with the State of Utah and for federal deposit insurance with the Federal Deposit Insurance Corporation (“FDIC”). We anticipate that once operational, the ILC would enable us to obtain an additional source of funding for our loans by raising wholesale deposits in the brokered deposit market. In March 2007, the FDIC approved our application for federal deposit insurance, subject to certain conditions. The Order issued by the FDIC expires on March 20, 2008 if the conditions of the Order have not been met. We have requested an extension of the expiration date to December 31, 2008 as it has taken longer than anticipated to satisfy certain conditions in the Order. The extension request is currently pending with the FDIC. We cannot assure you that the FDIC will act on our extension request prior to the expiration of the Order, or if it does act, that it will approve our request. If the FDIC does not grant our extension request, the Order will expire.

If the TierOne merger does not close and our ILC does not become operational, we expect to continue to fund our business using our primary sources of funds identified above.

As of December 31, 2007, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $813.3 million, a decrease of $288.0, or 26% from December 31, 2006. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund unfunded commitments is generally based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet specified preconditions to borrowing. In some cases, our unfunded commitments do not require additional collateral to be provided by a debtor as a prerequisite to future fundings by us. We believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity to satisfy our commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

As discussed below, we have funded and expect to continue to fund purchases of residential mortgage investments primarily through repurchase agreements and term debt using leverage consistent with industry standards for these assets.

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

We anticipate that we will need to raise additional capital from time to time to support our growth. We plan to continue to raise equity and, assuming the current dislocation in the credit markets improves, we plan to continue to access the debt markets for capital and to continue to explore additional sources of financing. We expect these financings will include additional secured and unsecured credit facilities, secured and unsecured term debt, subordinated debt, repurchase agreements, equity-related securities such as convertible debt and/or other financing sources. We cannot assure you, however, that we will have access to any of these funding sources in the future.

Cash and Cash Equivalents

As of December 31, 2007 and 2006, we had $178.7 million and $396.2 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments.

We had $513.8 million and $240.9 million of restricted cash as of December 31, 2007 and 2006, respectively. The restricted cash primarily represents both principal and interest collections on loans collateralizing our term debt and on loans pledged to our credit facilities. We also have restricted cash representing other items such as client holdbacks, escrows and securities pledged as collateral to secure our repurchase agreements and related derivatives. Principal repayments, interest rate swap payments, interest payable and servicing fees are deducted from the monthly principal and interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Sources and Uses of Cash

For the years ended December 31, 2007, 2006 and 2005, we used cash from operations of $752.8 million, $0.4 million and $224.7 million, respectively. Included within these amounts are cash outflows related to the purchase of loans held for sale and Agency MBS that are classified as trading investments.

Cash from our financing activities is generated from proceeds from our issuances of equity, borrowings on our repurchase agreements, credit facilities and term debt and from our issuances of convertible debt and subordinated debt. Our financing activities primarily use cash to repay term debt borrowings and to pay cash dividends. For the years ended December 31, 2007, 2006 and 2005, we generated cash flow from financing activities of $2.2 billion, $4.8 billion and $2.1 billion, respectively.

Investing activities primarily relate to loan origination, purchases of residential mortgage investments, primarily mortgage-related receivables, and acquisitions of direct real estate investments. For the years ended December 31, 2007, 2006 and 2005, we used cash in investing activities of $1.7 billion, $4.8 billion and $1.7 billion, respectively.

Borrowings

As of December 31, 2007 and 2006, we had outstanding borrowings totaling $15.0 billion and $12.9 billion, respectively. Borrowings under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt have supported our growth. For a detailed discussion of our borrowings, see Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Our funding sources, maximum facility amounts, amounts outstanding, and unused capacity, subject to certain minimum equity requirements and other covenants and conditions as of December 31, 2007, were as follows:

	Maximum
	Facility	Amount	Unused
Funding Source	Amount	Outstanding	Capacity(1)
	($ in thousands)

Repurchase agreements	$4,210,027	$3,910,027	$300,000
Credit facilities	5,632,101	2,207,063	3,425,038
Term debt(2)	7,405,675	7,255,675	150,000
Other borrowings(3)	—	1,594,870	—

Total	$17,247,803	$14,967,635	$3,875,038

(1)	Excludes issued and outstanding letters of credit totaling $110.5 million as of December 31, 2007.

(2)	As of December 31, 2007, only our series 2006-A class A-R, variable funding note provides the ability for additional capacity.

(3)	As of December 31, 2007, our other borrowings, which includes convertible debt, subordinated debt, and mortgage debt, did not provide any ability for us to draw down additional amounts.

Our overall debt strategy emphasizes diverse sources of financing, including both secured and unsecured financings. As of December 31, 2007, approximately 88% of our debt was collateralized by our loans, equity investments, direct real estate investments and residential mortgage investments and approximately 12% was unsecured. We intend to increase our percentage of unsecured debt over time through both unsecured credit facilities and unsecured term debt. In April 2007, Standard and Poor’s issued a BBB- senior unsecured debt rating and Fitch Ratings affirmed our BBB- senior unsecured debt rating. We may apply for ratings from other rating agencies and our goal is to improve all of these ratings over time. As our ratings improve, we expect to be able to issue more unsecured debt relative to the amount of our secured debt. In any case, we intend to maintain prudent levels of leverage and currently expect our debt-to-equity ratio on the combined portfolios of our Commercial Finance segment and Healthcare Net Lease segment to remain below 5x.

During the second half of 2007, we saw and continue to see negative effects from the credit market disruption in the form of a higher cost of funds on borrowings as measured by a spread to LIBOR. As a result, financings completed during the second half of 2007 were more expensive and provided lower leverage than similar financings we completed prior to that period. We expect to experience greater difficulty and higher cost in securing term debt for our loans, especially commercial real estate. We also expect to see higher borrowing costs and potentially lower advance rates on our secured credit facilities as we seek to renew them in 2008. We may not be able to renew all of those facilities at their existing commitment levels. However, our commercial finance business model has been built around low leverage, and we do not seek to maximize leverage. As a result, we believe we can withstand some reduction in the advance rates of our facilities and expect to retain sufficient committed capacity to fund our business. While we expect the trend toward lower leverage and incrementally more expensive financings to continue in 2008, we believe that these same market conditions that adversely affect us as a borrower have allowed and will continue to allow us, as a lender, to structure new loans on more favorable terms and at higher yields.

Repurchase Agreements

As of December 31, 2007, we had 12 repurchase agreements with various financial institutions, which we used to finance the purchases of RMBS during the year ended December 31, 2007. The terms of our borrowings pursuant to repurchase agreements typically reset every 30 days. During the year ended December 31, 2007, we negotiated longer terms for some of these repurchase agreements with several counterparties. As a result, as of December 31, 2007, approximately 37% of the borrowings outstanding under repurchase agreements had terms ranging from 30 days to 1.25 years. Agency MBS and short term liquid investments collateralize our repurchase agreements as of December 31, 2007. Substantially all of our repurchase agreements and related derivative instruments require us to deposit additional collateral if the market value of existing collateral declines below specified margin requirements, which may require us to sell assets to reduce our borrowings.

Credit Facilities

Our committed credit facility capacities were $5.6 billion and $5.0 billion as of December 31, 2007 and 2006, respectively. As of December 31, 2007, we had nine credit facilities, seven of which are secured and two of which are unsecured, with a total of 25 financial institutions. We primarily use these facilities to fund our assets and for general corporate purposes. To date, many of our assets have been held, or warehoused, in our secured credit facilities until we complete a term debt transaction in which we securitize a pool of our assets from these facilities. We primarily use the proceeds from our term debt transactions to pay down our credit facilities, which results in increased capacity to redraw on them as needed.

As of December 31, 2007, our credit facilities’ maturity dates, committed capacities and outstanding principal balances were as follows:

	Committed		Principal
	Capacity		Outstanding
	($ in thousands)

Unsecured credit facility scheduled to mature February 19, 2008(1)	$75,120		$71,338
Secured credit facility scheduled to mature March 26, 2008	200,000		89,120
Secured credit facility scheduled to mature August 1, 2008	1,500,000		500,000
Secured credit facility scheduled to mature April 10, 2009	220,000	(2)	40,971
Secured credit facility scheduled to mature April 27, 2009	1,400,000	(2)	442,150
Secured credit facility scheduled to mature June 27, 2009	700,000	(2)	352,481
Unsecured credit facility scheduled to mature March 13, 2010(3)	1,070,000		480,238
Secured credit facility scheduled to mature July 19, 2010	102,206		102,206
Secured credit facility scheduled to mature September 30, 2010	364,775		128,559

Total	$5,632,101		$2,207,063

(1)	Our CAD75 million credit facility matured on February 19, 2008, as scheduled, and was not renewed. At maturity, we repaid the outstanding balance using cash from our operating accounts and by drawing on other credit facilities. We do not expect the absence of this credit facility to materially affect our liquidity.

(2)	Credit facility is subject to 364-day liquidity renewal. On termination or maturity, amounts due under the credit facility may, in the absence of a default, be repaid from proceeds from amortization of the collateral pool.

(3)	As of December 31, 2007, the scheduled maturity date was March 13, 2009. In February 2008, we exercised our option to extend the maturity date of the credit facility to March 13, 2010.

As of February 27, 2008 our credit facilities’ committed capacity totaled $5.5 billion.

During 2007, we entered into four new credit facilities and amended various terms in certain of our existing credit facilities. For further information on our credit facilities, see Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Term Debt

For our Commercial Finance segment, we have raised capital by securitizing pools of assets from our portfolio in permanent, on-balance-sheet term debt securitizations. For the year ended December 31, 2007, we completed four term debt securitizations totaling $3.2 billion. As of December 31, 2007, the outstanding balance of our term debt securitizations was $5.2 billion. For further information on these term debt securitizations, see Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Owner Trust Term Debt

Within our Residential Mortgage Investment segment, we own beneficial interests in securitization trusts (the “Owner Trusts”), which, in 2006, issued $2.4 billion in senior notes and $105.6 million in subordinated notes backed by $2.5 billion of a diversified pool of adjustable rate commercial loans. As of December 31, 2007, the outstanding balance of our Owner Trust term debt was $2.0 billion. For further information on this debt, see Note 4, Mortgage-Related Receivables and Related Owner Trust Securitizations, and Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Convertible Debt

We have raised capital through the issuance of convertible debt. During 2007, we issued one series of convertible debt, totaling $250.0 million. During 2007, we also completed exchange offers related to our two series of convertible debt issued in 2004. As of December 31, 2007, the outstanding balance of our convertible debt was $780.6 million. For further information on our convertible debt, see Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Subordinated Debt

We have raised junior subordinated capital through the issuance of trust preferred securities. During 2007,we issued two series of subordinated debt, totaling $79.9 million. As of December 31, 2007, the outstanding balance of our subordinated debt was $529.9 million. For further information our subordinated debt, see Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Mortgage Debt

For our Healthcare Net Lease segment, we use mortgage loans to finance certain of our direct real estate investments. As of December 31, 2007, the outstanding balance of our mortgage debt was $284.4 million. For further information on such mortgage loans, see Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Debt Covenants

We, and some of our wholly owned subsidiaries, are required to comply with financial and non-financial covenants related to our debt financings and our servicing of loans collateralizing our secured credit facilities and term debt. Failure to meet the covenants could result in the servicing being transferred to another servicer. The notes under the trusts established in connection with our term debt include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates.

Equity

We offer a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the years ended December 31, 2007 and 2006, we received proceeds of $607.8 million and $191.0 million, respectively, related to the direct purchase of 31.7 million and 7.7 million shares of our common stock pursuant to the DRIP, respectively. In addition, we received proceeds of $106.7 million and $17.2 million related to cash dividends reinvested in 5.4 million and 0.7 million shares of our common stock during the years ended December 31, 2007 and 2006, respectively.

Special Purpose Entities

We use SPEs as an integral part of our funding activities. We commonly service loans that we have transferred to these vehicles. The use of these special purpose entities is generally required in connection with our secured debt financings in order to legally isolate from us loans that we transfer to these vehicles if we were to be in bankruptcy.

We also use special purpose entities to facilitate the issuance of collateralized loan obligation transactions that are further described below in Commitments, Guarantees & Contingencies. Additionally, we purchase beneficial ownership interests in residential mortgage assets that are held by special purpose entities established by third parties.

We evaluate all SPEs with which we are affiliated to determine whether such entities must be consolidated for financial statement purposes. If we determine that such entities represent variable interest entities as defined by FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, (“FIN 46(R)”), we consolidate these entities if we also determine that we are the primary beneficiary of the entity. For special purpose entities for which we determine we are not the primary beneficiary, we account for our economic interests in these entities in accordance with the nature of our investments. As further discussed in Note 4, Mortgage-Related Receivables and Related Owner Trust Securitizations, in February 2006, we acquired beneficial interests in two special purpose entities that acquired and securitized pools of residential mortgage loans. In accordance with the provisions of FIN 46(R), we determined that we were the primary beneficiary of these SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. Additionally, and as further discussed in Note 11, Borrowings, the assets and related liabilities of all special purpose entities that we use to issue our term debt are recognized on our accompanying audited consolidated balance sheets as of December 31, 2007 and 2006.

Commitments, Guarantees & Contingencies

As of December 31, 2007 and 2006, we had unfunded commitments to extend credit to our clients of $4.7 billion and $4.1 billion, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund unfunded commitments is generally based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet specified preconditions to borrowing. In some cases, our unfunded commitments do not require additional collateral to be provided by a debtor as a prerequisite to future fundings by us. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create lender liability and breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business. We currently believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next ten years and contain provisions for certain annual rental escalations. A discussion of these contingencies is included in Note 18, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

As of December 31, 2007, we had issued $226.4 million in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. A discussion of these contingencies is included in Note 18, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

As of December 31, 2007, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. For reasons further discussed in Note 18, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2007, no liability for conditional asset retirement obligations was recorded on our accompanying audited consolidated balance sheet as of December 31, 2007.

We have provided a financial guarantee to a third-party warehouse lender that financed the purchase of approximately $344 million of commercial loans by a special purpose entity to which one of our other wholly owned indirect subsidiaries provides advisory services in connection with such purchases of commercial loans. We have provided the warehouse lender with a limited guarantee under which we agreed to assume a portion of net losses realized in connection with those loans held by the special purpose entity up to a specified loss limit. The guarantee is scheduled to expire on September 18, 2008, but may terminate earlier to the extent that the warehouse facility is refinanced prior to the guarantee’s expiry. In accordance with the provisions of FIN 46(R) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we determined that we are not required to recognize the assets and liabilities of this special purpose entity for financial statement purposes as of December 31, 2007. This special purpose entity was formed to eventually complete collateralized loan obligation transactions for which we would serve as advisor. In light of current conditions in the markets for third-party managed collateralized loan obligation transactions, we do not expect to close this transaction in 2008.

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

Contractual Obligations

In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases and we have committed to contribute up to an additional $15.1 million to 15 private equity funds, and $0.8 million to an equity investment. The contractual obligations under our debt are included in the accompanying audited consolidated balance sheet as of December 31, 2007. The expected contractual obligations under our debt, operating leases and commitments under non-cancelable contracts as of December 31, 2007, were as follows:

	Repurchase	Credit	Term	Convertible	Subordinated	Mortgage
	Agreements	Facilities(1)	Debt(2)	Debt(3)	Debt(4)	Debt	Other(5)	Total
				($ in thousands)

2008	$3,796,396	$660,457	$705,999	$—	$—	$—	$9,248	$5,172,100
2009	113,631	1,315,840	814,699	219,106	—	284,363	8,139	2,755,778
2010	—	230,766	1,396,363	—	—	—	7,757	1,634,886
2011	—	—	933,661	316,162	—	—	7,215	1,257,038
2012	—	—	962,738	245,362	—	—	6,757	1,214,857
Thereafter	—	—	2,445,574	—	529,877	—	8,696	2,984,147

Total	$3,910,027	$2,207,063	$7,259,034	$780,630	$529,877	$284,363	$47,812	$15,018,806

(1)	The contractual obligations for credit facilities are computed based on the stated maturities of the facilities not considering optional annual renewals.

(2)	Excludes net unamortized discounts of $3.4 million. The underlying loans are subject to prepayment, which could shorten the life of the term debt transactions; conversely, the underlying loans may be amended to extend their term, which may lengthen the life of the term debt transactions. At our option, we may substitute loans for prepaid loans up to specified limitations, which may also impact the life of the term debt transactions. In addition, the contractual obligations for our term debt transactions are computed based on the estimated life of the instrument. The contractual obligations for the Owner Trust term debt are computed based on the estimated lives of the underlying adjustable rate prime residential mortgage whole loans.

(3)	The contractual obligations for convertible debt are computed based on the initial put/call date. The legal maturities of the convertible debt are 2034 and 2037. For further discussion of terms of our convertible debt and factors impacting their maturity see Note 2, Summary of Significant Accounting Policies, and Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

(4)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.

(5)	Includes operating leases and non-cancelable contracts.

In addition to the contractual obligations in the table above, as of December 31, 2007, we had $16.7 million, $2.2 million and $110.5 million in unrecognized tax benefits, accrued interest expense and penalties, and issued letters of credit, respectively. As of December 31, 2007, sufficient information was not available to determine the settlement dates of these obligations.

We enter into derivative contracts under which we either receive cash or are required to pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the accompanying audited consolidated balance sheet as of December 31, 2007, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Further discussion of derivative instruments is included in Note 2, Summary of Significant Accounting Policies, and Note 20, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Credit Risk Management

Credit risk is the risk of loss arising from adverse changes in a client’s or counterparty’s ability to meet its financial obligations under agreed-upon terms. Credit risk exists primarily in our lending, leasing and derivative portfolios. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the client, the contractual terms of the agreement and the availability and quality of collateral. We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding with an individual counterparty, by obtaining collateral based on management’s assessment of the client and by applying uniform credit standards maintained for all activities with credit risk.

Our Credit Committee evaluates and approves credit standards and oversees the credit risk management function related to our commercial loans, direct real estate investments and other investments. The Credit Committee’s primary responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring conditions in real estate and other markets having an impact on lending activities, and evaluating and monitoring overall credit risk.

Commercial Finance Segment

Credit risk management for the commercial loan portfolio begins with an assessment of the credit risk profile of a client based on an analysis of the client’s financial position. As part of the overall credit risk assessment of a client, each commercial credit exposure or transaction is assigned a risk rating that is subject to approval based on defined credit approval standards. While rating criteria vary by product, each loan rating focuses on the same three factors: credit, collateral, and financial performance. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s or counterparty’s financial condition, cash flow or financial situation. We use risk rating aggregations to measure and evaluate concentrations within portfolios. In making decisions regarding credit, we consider risk rating, collateral, industry and single name concentration limits.

We use a variety of tools to continuously monitor a client’s or counterparty’s ability to perform under its obligations. Additionally, we syndicate loan exposure to other lenders, sell loans and use other risk mitigation techniques to manage the size and risk profile of our loan portfolio.

Residential Mortgage Investment Segment

The largest asset class in our residential mortgage investment portfolio is Agency MBS. For all Agency MBS we benefit from a full guarantee from Fannie Mae or Freddie Mac, and look to this guarantee to mitigate the risk of changes in the credit performance of the mortgage loans underlying the Agency MBS. However, variation in the level of credit losses may impact the duration of our investments since a credit loss results in the prepayment of the relevant loan by the guarantor. The second largest asset class in our residential mortgage investment portfolio is mortgage related receivables. With respect to mortgage-related receivables, we are directly exposed to the level of credit losses on the underlying mortgage loans. With respect to Non- Agency MBS we are exposed to changes in the credit performance of the mortgage loan underlying these assets and the value or performance of our investment may be impacted by higher levels of credit losses, depending on the specific provisions of the relevant securitizations.

Concentrations of Credit Risk

In our normal course of business, we engage in commercial finance and leasing activities with clients primarily throughout the United States. As of December 31, 2007, the single largest industry concentration was skilled nursing, which made up approximately 15% of our commercial loan portfolio. As of December 31, 2007, the largest geographical concentration was Florida, which made up approximately 15% of our commercial loan portfolio. As of December 31, 2007, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 98% of the investments. As of December 31, 2007, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 34% of the investments.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” As of December 31, 2007 and 2006, the gross positive fair value of our derivative financial instruments were $82.9 million and $23.7 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $58.0 million and $16.1 million as of December 31, 2007 and 2006, respectively. We did not hold collateral against derivative financial instruments as of December 31, 2007 and 2006. Accordingly, our net exposure to derivative counterparty credit risks as of December 31, 2007 and 2006, was $24.9 million and $7.6 million, respectively.

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

The primary market risk to which we are exposed is interest rate risk, which is inherent in the financial instruments associated with our operations, primarily including our loans, residential mortgage investments and borrowings. Our traditional loan products are non-trading positions and are reported at amortized cost. Additionally, debt obligations that we incur to fund our business operations are recorded at historical cost. While GAAP requires a historical cost view of such assets and liabilities, these positions are still subject to changes in economic value based on varying market conditions. Interest rate risk is the effect of changes in the economic value of our loans, and our other interest rate sensitive instruments and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk through the use of various types of derivative instruments. For a detailed discussion of our derivatives, see Note 20, Derivative Instruments, of our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Interest Rate Risk Management — Commercial Finance Segment & Healthcare Net Lease Segment

Interest rate risk in our Commercial Finance and Healthcare Net Lease segments refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our commercial loan portfolio bears interest at a spread to the prime rate or a LIBOR-based rate with almost all of our other loans bearing interest at a fixed rate. The majority of our borrowings bear interest at a spread to LIBOR or CP, with the remainder bearing interest at a fixed rate. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below.

The estimated (decreases) increases in net interest income for a 12-month segments based on changes in the interest rates applied to the combined portfolios of our Commercial Finance segment and Healthcare Net Lease segment as of December 31, 2007, were as follows ($ in thousands):

Rate Change
(Basis Points)

−100	$(14,880)
− 50	(9,240)
+ 50	11,040
+ 100	23,160

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed a 75% advance rate on our variable rate borrowings.

Approximately 34% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of December 31, 2007. The loans with interest rate floors as of December 31, 2007, were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Exceeding the interest rate floor	$2,858,057	29%
At the interest rate floor	97,953	1
Below the interest rate floor	441,163	4
Loans with no interest rate floor	6,470,564	66

Total	$9,867,737	100%

We use interest rate swaps to hedge the interest rate risk of certain fixed rate assets. We also enter into additional basis swap agreements to hedge basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These interest rate swaps modify our exposure to interest rate risk by synthetically converting fixed rate and prime rate loans to one-month LIBOR. Additionally, we use offsetting interest rate caps to hedge loans with embedded interest rate caps. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the one-month LIBOR-based term debt.

We also use interest rate swaps to hedge the interest rate risk of certain fixed rate debt. These interest rate swaps modify our exposure to interest rate risk by synthetically converting fixed rate debt to one-month LIBOR.

We have also entered into spot and short-dated forward exchange agreements to minimize exposure to foreign currency risk arising from foreign denominated loans.

Interest Rate Risk Management — Residential Mortgage Investment Segment

We are exposed to changes in interest rates in our residential mortgage investment portfolio and related financings based on changes in the level and shape of the yield curve, volatility of interest rates and mortgage prepayments. Changes in interest rates are a significant risk to our residential mortgage investment portfolio. As interest rates increase, the market value of residential mortgage investments may decline while financing costs could rise, to the extent not mitigated by positions intended to hedge these movements. Conversely, if interest rates decrease, the market value of residential mortgage investments may increase while financing costs could decline, also to the extent not mitigated by positions intended to hedge these movements. In addition, changes in the interest rate environment may affect mortgage prepayment rates. For example, in a rising interest rate environment, mortgage prepayment rates may decrease, thereby extending the duration of our investments.

The majority of our residential mortgage investments are collateralized with mortgages that have a fixed interest rate for a certain period of time followed by an adjustable rate period in which the adjustments are subject to annual and lifetime caps. Our liabilities include repurchase agreements indexed to an interest rate market index such as LIBOR and securitized term debt financing through debt obligations secured by the residential mortgage loans securing our mortgage-related receivables.

The estimated changes in fair value based on changes in interest rates applied to our residential mortgage investment portfolio as of December 31, 2007, were as follows:

Rate Change	Estimated Decrease	Percentage of Total
(Basis Points)	in Fair Value	Segment Assets
	($ in thousands)

−100	$(3,961)	(0.06)%
− 50	(807)	(0.01)
+ 50	(858)	(0.01)
+ 100	(4,204)	(0.07)

For the purposes of the above analysis, our residential mortgage investment portfolio includes all of our investments in residential mortgage-related receivables, Agency MBS, repurchase agreements with remaining terms longer than 30 days, term debt and related derivatives as of December 31, 2007.

In connection with our residential mortgage investments and related financings, we follow a risk management program designed to mitigate the risk of changes in fair value of our residential mortgage investments due to shifts in interest rates. Specifically, we seek to eliminate the effective duration gap associated with our assets and liabilities. To accomplish this objective, we use a variety of derivative instruments such as interest rate swaps, interest rate caps, swaptions, treasury future contracts and Euro dollar futures contracts. These derivative transactions convert the short-term financing of our repurchase agreements to term financing matched to the expected duration of our residential mortgage investments.

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

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our accompanying audited consolidated financial statements for the year ended December 31, 2007 and our critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates.

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

The sensitivity of our allowance for loan losses to potential changes in our reserve factors (in terms of basis points) applied to our overall loan portfolio as of December 31, 2007, was as follows:

Estimated Increase
Change in Reserve Factors	(Decrease) in the
(Basis Points)	Allowance for Loan Losses
($ in thousands)

+ 50	$49,339
+ 25	24,669
−25	(24,669)
−50	(42,797)

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

We also consider whether losses may have been incurred in connection with unfunded commitments to lend although, in making this assessment, we exclude from consideration those commitments for which funding is subject to our approval based on the adequacy of underlying collateral that is required to be presented by a borrower or other terms and conditions.

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

Income Taxes

We elected REIT status under the Code when we filed our federal tax return for the year ended December 31, 2006. Accordingly, we generally are not subject to corporate-level income tax on the earnings distributed to our shareholders that are derived from our REIT qualifying activities, but are subject to corporate-level income tax on the earnings we derive from our TRSs. If we fail to qualify as a REIT in any taxable year, all of our taxable income for that year would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. In addition, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under specific statutory provisions. We are still subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

In order to estimate our corporate-level income taxes as a REIT, we must determine the amount of our net income derived from our TRSs during the entire taxable year, and if any, expected undistributed REIT taxable income. If our estimates of the source of the net income are not appropriate, income taxes could be materially different from amounts reported in our quarterly and annual consolidated statements of income.

We will continue to be subject to corporate-level income tax on the earnings we derive from our TRSs. As more fully described in Note 2, Summary of Significant Accounting Policies, and Note 14, Income Taxes, of the accompanying audited consolidated financial statements for the year ended December 31, 2007, we account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Accrued income taxes, reported as a component of other liabilities on our consolidated balance sheet, represent the net amount of current income taxes we expect to pay or receive from various taxing jurisdictions attributable to our operations to date. We consider many factors in filing income tax returns, including statutory, judicial and regulatory guidance, in estimating the appropriate accrued income taxes for each jurisdiction.

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

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section. In addition, for a detailed discussion of our derivatives, see Note 20, Derivative Instruments and Note 21, Credit Risk, in our accompanying audited consolidated financial statements for the year ended December 31, 2007.

Equity Price Risk

As further described in Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2007, we have outstanding 1.25% senior convertible debentures (the “1.25% Debentures”) and 3.5% senior convertible debentures (the 3.5% Debentures”). In 2007, we completed exchange offers related to our 1.25% Debentures and 3.5% Debentures in which we issued 1.625% senior subordinated convertible debentures (the “1.625% Debentures”) and 4% senior subordinated convertible debentures (the “4% Debentures”). In addition, in 2007, we issued 7.25% senior subordinated convertible debentures (the “7.25% Debentures” and together with the 1.25%, 1.625%, 3.5% and 4% Debentures, the “Debentures”).

Our 1.25% Debentures and 1.625% Debentures would be convertible into our common stock at a conversion price of $22.41 per share, subject to adjustment upon the occurrence of specified events. As of December 31, 2007, each $1,000 of the aggregate outstanding principal of the 1.25% Debentures and 1.625% Debentures would be convertible into 44.6188 shares of our common stock, subject to adjustment upon the occurrence of specified events.

Our 3.5% Debentures and 4% Debentures would be convertible into our common stock at a conversion price of $23.43 per share, subject to adjustment upon the occurrence of specified events. As of December 31, 2007, each $1,000 of the aggregate outstanding principal of the 3.5% Debentures and 4% Debentures would be convertible into 42.6739 shares of our common stock, subject to adjustment upon the occurrence of specified events.

Our 7.25% Debentures would be convertible into our common stock at a conversion price of $27.09 per share, subject to adjustment upon the occurrence of specified events. As of December 31, 2007, each $1,000 of the aggregate outstanding principal of the 7.25% Debentures would be convertible into 36.9079 shares of our common stock, subject to adjustment upon the occurrence of specified events.

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

Should we be required to repurchase the 7.25% Debentures at any of the redemption dates, we are required to satisfy all principal and accrued interest requirements with respect thereto in cash. Should we be required to repurchase any other series of our Debentures at any of the redemption dates, or if any series of our Debentures are converted, our intent is to satisfy all principal and accrued interest requirements in cash.

Concurrently with our sale of the 1.25% Debentures, we entered into two separate call option transactions with an affiliate of one of the initial purchasers, in each case covering the same number of shares as into which the 1.25% Debentures would be convertible. In one transaction, we purchased a call option at a strike price equal to the conversion price of the 1.25% Debentures, adjusted for the effect of dividends paid on our common stock. This option expires on March 15, 2009 and requires physical settlement. We intend to exercise this call option from time to time as necessary to acquire shares that we may be required to deliver upon receipt of a notice of conversion of the 1.25% Debentures. In the second transaction, we sold a call option to one of the initial purchasers for the purchase of up to 7.4 million of our common shares at a strike price of approximately $31.4402 per share, adjusted for the effect of dividends paid on our common stock. This call option expires at various dates from March 2009 through June 2009 and must be settled in net shares. The net effect of entering into these call option transactions was to minimize potential dilution as a result of the conversion of the 1.25% Debentures by increasing the effective conversion prices of the 1.25% Debentures to a 75% premium over the March 15, 2004 closing price of our common stock. The call option transactions were settled at a net cost of approximately $25.6 million, which we paid from the proceeds of our sale of the 1.25% Debentures and was included as a net reduction in shareholders’ equity in the accompanying audited consolidated balance sheets. In connection with the exchange offer related to the 1.25% Debentures, we amended the document governing our call option transactions to provide, among other things, for those documents to relate to shares issuable upon conversion of both the 1.25% Debentures and the 1.625% Debentures.

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

CapitalSource’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

CapitalSource’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the company’s internal control over financial reporting. This report appears on page 77.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of CapitalSource Inc.

We have audited CapitalSource Inc.’s (“CapitalSource”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CapitalSource’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CapitalSource Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CapitalSource Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 25, 2008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CapitalSource Inc.

We have audited the accompanying consolidated balance sheets of CapitalSource Inc. (“CapitalSource”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of CapitalSource’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapitalSource Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, CapitalSource adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CapitalSource’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 25, 2008

CapitalSource Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
	($ in thousands)

ASSETS
Cash and cash equivalents	$178,699	$396,151
Restricted cash	513,803	240,904
Mortgage-related receivables, net	2,041,917	2,295,922
Mortgage-backed securities pledged, trading	4,060,605	3,502,753
Receivables under reverse-repurchase agreements	—	51,892
Loans held for sale	94,327	26,521
Loans:
Loans	9,773,410	7,771,785
Less deferred loan fees and discounts	(147,089)	(130,392)
Less allowance for loan losses	(138,930)	(120,575)

Loans, net	9,487,391	7,520,818
Direct real estate investments, net	1,017,604	722,303
Investments	231,776	184,333
Other assets	414,227	268,977

Total assets	$18,040,349	$15,210,574

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,910,027	$3,510,768
Credit facilities	2,207,063	2,251,658
Term debt	7,255,675	5,809,685
Other borrowings	1,594,870	1,288,575
Other liabilities	444,997	200,498

Total liabilities	15,412,632	13,061,184
Noncontrolling interests	45,446	56,350
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 220,704,800 and 182,752,290 shares issued, respectively; 220,704,800 and 181,452,290 shares outstanding, respectively)	2,207	1,815
Additional paid-in capital	2,902,501	2,139,421
Accumulated deficit	(327,387)	(20,735)
Accumulated other comprehensive income, net	4,950	2,465
Treasury stock, at cost	—	(29,926)

Total shareholders’ equity	2,582,271	2,093,040

Total liabilities, noncontrolling interests and shareholders’ equity	$18,040,349	$15,210,574

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
	($ in thousands, except per share data)

Net investment income:
Interest income	$1,277,903	$1,016,533	$514,652
Fee income	162,395	170,485	130,638

Total interest and fee income	1,440,298	1,187,018	645,290
Operating lease income	97,013	30,742	—

Total investment income	1,537,311	1,217,760	645,290
Interest expense	847,241	606,725	185,935

Net investment income	690,070	611,035	459,355
Provision for loan losses	78,641	81,562	65,680

Net investment income after provision for loan losses	611,429	529,473	393,675
Operating expenses:
Compensation and benefits	157,755	135,912	95,008
Depreciation of direct real estate investments	32,004	11,468	—
Other administrative expenses	78,232	68,672	48,828

Total operating expenses	267,991	216,052	143,836
Other income (expense):
Diligence deposits forfeited	4,822	6,462	4,557
Gain on investments, net	20,987	12,101	9,194
(Loss) gain on derivatives	(46,150)	2,485	(101)
(Loss) gain on residential mortgage investment portfolio	(75,164)	2,528	(2,074)
Other income, net of expenses	20,855	13,752	7,657

Total other (expense) income	(74,650)	37,328	19,233
Noncontrolling interests expense	4,938	4,711	—

Net income before income taxes and cumulative effect of accounting change	263,850	346,038	269,072
Income taxes	87,563	67,132	104,400

Net income before cumulative effect of accounting change	176,287	278,906	164,672
Cumulative effect of accounting change, net of taxes	—	370	—

Net income	$176,287	$279,276	$164,672

Net income per share:
Basic	$0.92	$1.68	$1.36
Diluted	$0.91	$1.65	$1.33
Average shares outstanding:
Basic	191,697,254	166,273,730	120,976,558
Diluted	193,282,656	169,220,007	123,433,645

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Shareholders’ Equity

					Accumulated
		Additional			Other	Treasury	Total
	Common	Paid-in	Accumulated	Deferred	Comprehensive	Stock,	Shareholders’
	Stock	Capital	Deficit	Compensation	Income, net	at cost	Equity
	($ in thousands)

Total shareholders’ equity as of December 31, 2004	$1,179	$761,579	$233,033	$(19,162)	$(312)	$(29,926)	$946,391
Net income	—	—	164,672	—	—	—	164,672
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	—	(1,027)	—	(1,027)

Total comprehensive income							163,645
Dividends paid	—	—	(350,922)	—	—	—	(350,922)
Proceeds from issuance of common stock, net	192	414,484	—	—	—	—	414,676
Stock option expense	—	325	—	—	—	—	325
Exercise of options	4	2,425	—	—	—	—	2,429
Restricted stock activity	29	64,255	—	(65,255)	—	—	(971)
Amortization of deferred compensation	—	—	—	18,688	—	—	18,688
Tax benefit on purchase of call option	—	3,534	—	—	—	—	3,534
Tax benefit on exercise of options	—	2,053	—	—	—	—	2,053
Tax benefit on vesting of restricted stock grants	—	90	—	—	—	—	90

Total shareholders’ equity as of December 31, 2005	1,404	1,248,745	46,783	(65,729)	(1,339)	(29,926)	1,199,938
Net income	—	—	279,276	—	—	—	279,276
Other comprehensive income:
Unrealized gains, net of tax	—	—	—	—	3,804	—	3,804

Total comprehensive income							283,080
Cumulative effect of accounting change, net of taxes	—	(370)	—	—	—	—	(370)
Dividends paid	—	8,503	(346,746)		——	—	(338,243)
Issuance of common stock, net	391	912,767	—	—	—	—	913,158
Stock option expense	—	8,598	—	—	—	—	8,598
Exercise of options	7	7,043	—	—	—	—	7,050
Restricted stock activity	13	(50,146)	(48)	65,729	—	—	15,548
Tax benefit on exercise of options	—	3,018	—	—	—	—	3,018
Tax benefit on vesting of restricted stock grants	—	1,263	—	—	—	—	1,263

Total shareholders’ equity as of December 31, 2006	1,815	2,139,421	(20,735)	—	2,465	(29,926)	2,093,040
Net income	—	—	176,287	—	—	—	176,287
Other comprehensive income:
Unrealized gains, net of tax	—	—	—	—	2,485	—	2,485

Total comprehensive income							178,772
Cumulative effect of adoption of FIN 48	—	—	(5,702)	—	—	—	(5,702)
Dividends paid	—	10,064	(477,237)	—	—	—	(467,173)
Issuance of common stock, net	379	695,718	—	—	—	29,926	726,023
Stock option expense	—	7,569	—	—	—	—	7,569
Exercise of options	4	4,746	—	—	—	—	4,750
Restricted stock activity	9	22,752	—	—	—	—	22,761
Beneficial conversion option on convertible debt	—	20,177	—	—	—	—	20,177
Tax benefit on exercise of options	—	1,077	—	—	—	—	1,077
Tax benefit on vesting of restricted stock grants	—	977	—	—	—	—	977

Total shareholders’ equity as of December 31, 2007	$2,207	$2,902,501	$(327,387)	$—	$4,950	$—	$2,582,271

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)

Operating activities:
Net income	$176,287	$279,276	$164,672
Adjustments to reconcile net income to net cash used in operating activities:
Stock option expense	7,569	8,598	325
Restricted stock expense	36,921	24,695	18,754
(Gain) loss on extinguishment of debt	(678)	2,497	—
Non-cash prepayment fee	—	(8,353)	—
Cumulative effect of accounting change, net of taxes	—	(370)	—
Amortization of deferred loan fees and discounts	(88,558)	(86,248)	(77,009)
Paid-in-kind interest on loans	(30,053)	331	(7,931)
Provision for loan losses	78,641	81,562	65,680
Amortization of deferred financing fees and discounts	47,672	41,232	23,220
Depreciation and amortization	35,891	14,755	2,629
Provision (benefit) for deferred income taxes	41,793	(20,699)	(7,214)
Non-cash (gain) loss on investments, net	(865)	8,024	(5,855)
Non-cash loss (gain) on property and equipment disposals	1,037	(404)	—
Unrealized loss (gain) on derivatives and foreign currencies, net	42,599	(1,470)	101
Unrealized loss on residential mortgage investment portfolio, net	75,507	4,758	2,074
Net increase in mortgage-backed securities pledged, trading	(498,249)	(400,230)	(323,370)
Amortization of discount on residential mortgage investments	(39,380)	(32,090)	—
Increase in loans held for sale, net	(598,897)	(9,143)	(59,589)
(Increase) decrease in other assets	(234,964)	10,285	(14,327)
Increase (decrease) in other liabilities	194,974	82,576	(6,869)

Cash used in operating activities	(752,753)	(418)	(224,709)
Investing activities:
(Increase) decrease in restricted cash	(272,899)	47,538	(47,609)
Decrease (increase) in mortgage-related receivables, net	267,056	(2,343,273)	(39,438)
Decrease (increase) in receivables under reverse-repurchase agreements, net	51,892	(18,649)	(33,243)
Increase in loans, net	(1,454,861)	(1,912,839)	(1,515,382)
Acquisition of real estate, net of cash acquired	(248,120)	(498,005)	—
Acquisition of investments, net	(28,766)	(32,670)	(73,202)
Acquisition of property and equipment, net	(5,379)	(4,605)	(4,458)

Cash used in investing activities	(1,691,077)	(4,762,503)	(1,713,332)
Financing activities:
Payment of deferred financing fees	(53,107)	(56,623)	(23,680)
Borrowings under repurchase agreements, net	399,259	393,114	358,423
(Repayments of) borrowings on credit facilities, net	(47,414)	130,567	1,485,609
Borrowings of convertible debt	245,000	—	—
Borrowings of term debt	2,860,607	5,508,204	1,158,485
Repayments of term debt	(1,503,018)	(1,548,875)	(1,565,082)
Borrowings of subordinated debt	75,630	206,685	225,000
Proceeds from issuance of common stock, net of offering costs	714,490	603,422	414,676
Proceeds from exercise of options	4,750	7,050	2,429
Tax benefits on share-based payments	2,054	4,281	—
Payment of dividends	(471,873)	(412,649)	—

Cash provided by financing activities	2,226,378	4,835,176	2,055,860

(Decrease) increase in cash and cash equivalents	(217,452)	72,255	117,819
Cash and cash equivalents as of beginning of year	396,151	323,896	206,077

Cash and cash equivalents as of end of year	$178,699	$396,151	$323,896

Supplemental information:
Cash paid during the year for:
Interest	$768,259	$524,759	$155,499
Income taxes, net of refunds	93,221	89,835	110,545
Noncash transactions from investing and financing activities:
Issuance of common stock in connection with dividends and real estate acquisition	$—	$309,736	$—
Acquisition of real estate	110,675	235,766	—
Assumption of term debt	71,027	—	—
Assumption of intangible lease liability	30,476	—	—
Real estate acquired through foreclosure	20,225	—	—
Conversion of noncontrolling interests into common stock	11,533	—	—
Receipt of short-term note receivable related to the sale of real estate owned	—	—	13,500
Change in fair value of standby letters of credit	(104)	1,565	10,180
Acquisition of investments in unconsolidated trusts	2,544	6,522	6,994
Beneficial conversion option on convertible debt	20,177	—	—

See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial finance, investment and asset management company operating as a real estate investment trust (“REIT”) and providing a broad array of financial products to middle market businesses. We primarily provide and invest in the following products:

•	First Mortgage Loans — Commercial loans that are secured by first mortgages on the property of the client;

•	Senior Secured Asset-Based Loans — Commercial loans that are underwritten based on our assessment of the client’s eligible collateral, including accounts receivable, real estate related receivables and/or inventory;

•	Senior Secured Cash Flow Loans — Commercial loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Direct Real Estate Investments — Investments in income-producing healthcare facilities that are generally leased through long-term, triple-net operating leases;

•	Term B, Second Lien and Mezzanine Loans — Commercial loans, including subordinated mortgage loans, that come after a client’s senior term loans in right of payment or upon liquidation;

•	Equity Investments — Opportunistic equity investments, typically in conjunction with commercial financing relationships and on the same terms as other equity investors; and

•	Residential Mortgage Investments — Investments in residential mortgage loans and residential mortgage-backed securities that constitute qualifying REIT assets.

We operate as three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Finance segment comprises our commercial lending business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment activities.

Prior to 2006, we operated as a single business segment as substantially all of our activity was related to our commercial finance business. On January 1, 2006, we began presenting financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business activities and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”). Beginning in the fourth quarter of 2007, we are presenting financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes have been made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. We have reclassified all comparative prior period segment information to reflect our three reportable segments.

Note 2.	Summary of Significant Accounting Policies

Our financial reporting and accounting policies conform to U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management has made significant estimates in certain areas, including

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuing certain financial instruments and other assets, assessing financial instruments and other assets for impairment and determining the allowance for loan losses. Actual results could differ from those estimates.

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

Loans held for sale are accounted for at the lower of cost or fair value, which is determined on an individual loan basis, and include loans we originated or purchased that we intend to sell all or part of that loan in the secondary market. Direct loan origination costs or fees, discounts and premiums are deferred at origination of the loan.

As part of our management of the loans held in our portfolio, we will occasionally transfer loans from held in portfolio to held for sale. Upon transfer, the cost basis of those loans is reduced by the amount of the corresponding allowance allocable to the transferred loans. The loans are accounted for at the lower of cost or fair value, with valuation changes recorded in other income, net of expenses in the accompanying audited consolidated statements of income. Gains or losses on these loans are also recorded in other income, net of expenses in the accompanying audited consolidated statements of income. In certain circumstances, loans designated as held for sale may later be transferred back to the loan portfolio based upon our intent to retain the loan. We transfer these loans to our portfolio at the lower of cost or fair value.

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

We perform periodic and systematic detailed reviews of our loan portfolios to identify credit risks and to assess the overall collectibility of those portfolios. The allowance on certain pools of loans with similar characteristics is based on aggregated portfolio segment evaluations generally by loan type and is estimated using reserve factors that are reflective of estimated historical and industry loss rates. The commercial portfolios are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according to our internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information (including individual valuations on nonperforming loans in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS No. 114”)) are factored in the estimation of the allowance for loan losses. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.

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

We also consider whether losses may have been incurred in connection with unfunded commitments to lend although, in making this assessment, we exclude from consideration those commitments for which funding is subject to our approval based on the adequacy of underlying collateral that is required to be presented by a client or other terms and conditions.

Investments in Debt Securities and Equity Securities That Have Readily Determinable Fair Values

All debt securities, as well as all purchased equity securities that have readily determinable fair values, are classified on our consolidated balance sheets based on management’s intention on the date of purchase. All RMBS that we purchase and classify as trading investments are stated at fair value with unrealized gains and losses included in gain (loss) on residential mortgage investment portfolio on the accompanying audited consolidated statements of income. All other debt securities, as well as equity investments in publicly traded entities, are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income (loss) on our accompanying audited consolidated balance sheets on an after-tax basis.

Investments in Equity Securities That Do Not Have Readily Determinable Fair Values

Purchased common stock or preferred stock that is not publicly traded and/or does not have a readily determinable fair value is accounted for pursuant to the equity method of accounting if our ownership position is large enough to significantly influence the operating and financial policies of an investee. This is generally presumed to exist when we own between 20% and 50% of a corporation, or when we own greater than 5% of a limited partnership or limited liability company. Our share of earnings and losses in equity method investees is included in other income, net of expenses in the accompanying audited consolidated statements of income. If our ownership position is too small to provide such influence, the cost method is used to account for the equity interest.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If it has been determined that an investment has sustained an other-than-temporary decline in its value, the equity interest is written down to its fair value through income and a new carrying value for the investment is established.

Realized gains or losses resulting from the sale of investments are included in gain on investments, net in the accompanying audited consolidated statements of income.

Mortgage-Related Receivables

Investments in mortgage-related receivables are recorded at amortized cost. Premiums and discounts that relate to such receivables are amortized into interest income over the estimated lives of such assets using the interest method.

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

Warrants and options that are assessed as within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, are subsequently measured at fair value through earnings as a component of gain on investments, net on the accompanying audited consolidated statements of income.

Deferred Financing Fees

Deferred financing fees represent fees and other direct incremental costs incurred in connection with our borrowings. These amounts are amortized into income as interest expense over the estimated life of the borrowing using the interest method.

Property and Equipment

Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the following estimated useful lives:

Buildings and improvements	10 to 40 years
Leasehold improvements	Remaining lease term
Computer software	3 years
Equipment	5 years
Furniture	7 years

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Direct Real Estate Investments

We allocate the purchase price of our direct real estate investments to net tangible and identified intangible assets acquired, primarily lease intangibles, based on their fair values. In making estimates of fair values for purposes of allocating the purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed.

Our direct real estate investments are generally leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay all facility operating expenses, as well as make capital improvements.

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

We recognize impairment losses on direct real estate investments and the related intangible assets when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. We assess our direct real estate investments and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We will generally place a loan on non-accrual status if a loan is 90 days or more past due, or we expect that the borrower will not be able to service its debt and other obligations. When a loan is placed on non-accrual status, the recognition of interest and fee income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. Payments received on non-accrual loans are applied to principal. On the date the borrower pays all overdue amounts in full, the borrower’s loan will emerge from non-accrual status and all overdue charges (including those from prior years) are recognized as interest income in the current period.

Operating Lease Income Recognition

Substantially all of our direct real estate investments are leased through long-term, triple-net operating leases and typically include fixed rental payments, subject to escalation over the life of the lease. We recognize operating lease income on a straight-line basis over the life of the lease when collectibility is reasonably assured.

Income Recognition and Impairment Recognition on Securities

For most of our investments in debt securities, we use the interest method to amortize deferred items, including premiums, discounts and other basis adjustments, such as changes in commitment-period fair value, into interest income over the estimated lives of the securities.

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

As of December 31, 2007, we had no derivatives designated as accounting hedges.

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

In instances where we acquire mortgage-backed securities through repurchase agreements with the same counterparty from whom the investments were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase mortgage-backed securities as a derivative instrument. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, we record the cash portion of our investment in mortgage-backed securities as a mortgage related receivable on our accompanying audited consolidated balance sheets.

Income Taxes

When we filed our federal income tax return for the year ended December 31, 2006, we elected REIT status under the Internal Revenue Code (the “Code”). To continue to qualify as a REIT, we are required to distribute at

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. As a REIT, we generally are not subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). If we fail to qualify as a REIT in any taxable year, all of our taxable income for that year, would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. In addition, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under specific statutory provisions. We are still subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. We operate as three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Finance segment comprises our commercial lending business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment activities.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. As a result of our adoption of FIN 48 on January 1, 2007, we recognized an approximate $5.7 million increase in the liability for unrecognized tax benefits. This increase was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. See Note 14, Income Taxes, for further discussion of our income taxes and our adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This statement applies whenever other accounting standards require or permit fair value measurement. The effective date for SFAS No. 157 is the beginning of the first fiscal year beginning after November 15,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007. In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Therefore, we have not yet applied the provisions of SFAS No. 157 to items such as indefinite-lived intangible assets and long-lived assets measured at fair value for an impairment assessment. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 except for items covered by FSP SFAS 157-2 and it did not have a significant effect on fair value measurements in our consolidated financial statements. We have not completed our assessment of the impact of the adoption of FSP SFAS 157-2 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits all entities to choose to measure eligible financial assets and liabilities at fair value. The fair value option may be applied on an instrument by instrument basis, and once elected, the option is irrevocable. The effective date for SFAS No. 159 is the beginning of the first fiscal year beginning after November 15, 2007. We decided not to elect the fair value option for any eligible financial assets and liabilities. Accordingly, the initial application of SFAS No. 159 did not have any effect on our consolidated financial statements.

In June 2007, the FASB ratified EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”), which requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options (“affected securities”) to be recognized as an increase in additional paid-in capital and to be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The effective date for EITF 06-11 is the beginning of the first fiscal year beginning after September 15, 2007. Accordingly, EITF 06-11 will be applied prospectively to the income tax benefits of dividends declared on affected securities on or after January 1, 2008. We do not expect the adoption of EITF 06-11 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The effective date for SFAS No. 141(R) is for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We plan to adopt SFAS No. 141(R) on January 1, 2009. We have not completed our assessment of the impact of the adoption of SFAS No. 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also amends certain consolidation procedures for consistency with the requirements of FASB Statement No. 141(R). The effective date for SFAS No. 160 is the beginning of the first fiscal year beginning after December 15, 2008. We plan to adopt SFAS No. 160 on January 1, 2009. We have not completed our assessment of the impact of the adoption of SFAS No. 160 on our consolidated financial statements.

Reclassifications

Certain amounts in prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Restricted Cash

Restricted cash as of December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
	($ in thousands)

Principal and interest collections on loans held by trusts (see Note 11)	$250,657	$173,982
Interest collections on loans pledged to credit facilities (see Note 11)	64,715	27,609
Prime brokerage securities (1)	157,329	32,493
Accounts held by direct real estate investments	40,210	6,274
Other	892	546

Total	$513,803	$240,904

(1)	As of December 31, 2007, the Prime brokerage securities consisted of short-term discount notes issued by Federal Home Loan Bank and Freddie Mac.

For the monthly interest collections related to the credit facilities and term debt after deducting interest rate swap payments, interest payable and servicing fees, the remaining restricted cash is returned to us and becomes unrestricted at that time.

Note 4.	Mortgage-Related Receivables and Related Owner Trust Securitizations

In February 2006, we purchased beneficial interests in special purpose entities (“SPEs”) that acquired and securitized pools of adjustable rate, prime residential mortgage loans. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46(R)”), we determined that we were the primary beneficiary of the SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. In so doing, we also determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of these receivables, on our accompanying audited consolidated balance sheets as of December 31, 2007 and 2006. Recourse is limited to our purchased beneficial interests in the respective securitization trusts.

Recognized mortgage-related receivables are, in economic substance, mortgage loans. Such mortgage loans are all prime, hybrid adjustable-rate loans. At acquisition by us, mortgage loans that back mortgage-related receivables had a weighted average loan-to-value ratio of 73% and a weighted average Fair Isaac & Co. (“FICO”) score of 737.

As of December 31, 2007 and 2006, the carrying amounts of our residential mortgage-related receivables, including accrued interest and the unamortized balance of purchase discounts, were $2.0 billion and $2.3 billion, respectively. As of December 31, 2007 and 2006, the weighted average interest rates on such receivables were 5.38%, and the weighted average contractual maturities were approximately 28 years and 29 years, respectively. As of December 31, 2007, approximately 95% of recognized mortgage-related receivables were financed with permanent term debt that was recognized by us through the consolidation of the referenced SPEs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007 and 2006, mortgage-related receivables, whose underlying mortgage loans are 90 days or more days past due or were in the process of foreclosure and foreclosed were as follows:

	December 31,
	2007		2006
	($ in thousands)

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or are in the process of foreclosure	$14,751		$2,364
Percentage of mortgage-related receivables	0.72	%(1)	0.10%
Foreclosed assets	$3,264		—
Percentage of mortgage-related receivables	0.16%		—

(1)	By comparison, in its January 2008 Monthly Summary Report, Fannie Mae reported a serious delinquency rate (“SDQ”) of 0.98% for December 2007, for conventional single family loans that are three months or more past due or in foreclosure process while, in its January 2008 Monthly Volume Summary, Freddie Mac reported an SDQ of 0.65% for December 2007, for comparable types of single family loans.

In connection with recognized mortgage-related receivables, we recorded provisions for loan losses of $1.1 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, we charged off $0.7 million of these mortgage-related receivables. The allowance for loan losses was $0.8 million and $0.4 million as of December 31, 2007 and 2006, respectively, and was recorded in the accompanying audited consolidated balance sheets as a reduction to the carrying value of mortgage-related receivables. For the year ended December 31, 2007, we recognized $0.2 million in realized losses on such mortgage-related receivables.

Note 5.	Residential Mortgage-Backed Securities and Certain Derivative Instruments

We invest in RMBS, which are securities collateralized by residential mortgage loans. These securities include mortgage-backed securities that were issued and are guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency MBS”). We also invest in RMBS issued by non-government-sponsored entities that are credit-enhanced through the use of subordination or in other ways (hereinafter, “Non-Agency MBS”). All of our Agency MBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying consolidated balance sheets. For additional information about our Non-Agency MBS, see Note 7, Investments.

As of December 31, 2007 and 2006, we owned $4.0 billion and $3.5 billion, respectively, in Agency MBS that were pledged as collateral for repurchase agreements used to finance the acquisition of these investments. As of December 31, 2007 and 2006, our portfolio of Agency MBS comprised hybrid adjustable-rate securities with varying fixed period terms issued and guaranteed by Fannie Mae or Freddie Mac. The weighted average net coupon of Agency MBS in our portfolio was 5.07% and 4.89% as of December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, the fair value of Agency MBS in our portfolio was $4.1 billion and $3.5 billion, respectively. For the years ended December 31, 2007 and 2006, we recognized $34.9 million and $3.8 million of unrealized gains, related to these investments as a component of (loss) gain on residential mortgage investment portfolio in the accompanying audited consolidated statements of income. During the year ended December 31, 2006, we recognized a net unrealized loss of $10.8 million in (loss) gain on residential mortgage investment portfolio related to period changes in the fair value of our forward commitments to purchase Agency MBS that were being accounted for on a net basis.

We use various derivative instruments to hedge the interest rate risk associated with the mortgage investments in our portfolio with the risk management objective to maintain a zero duration position. We account for these

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust these instruments to fair value through income as a component of (loss) gain on residential mortgage investment portfolio in the accompanying audited consolidated statements of income. During the years ended December 31, 2007, 2006 and 2005, we recognized net realized and unrealized losses of $79.6 million, net realized and unrealized gains of $18.1 million and net realized and unrealized losses of $3.0 million, respectively, related to these derivative instruments. These amounts include interest-related accruals that we recognize in connection with the periodic settlement of these instruments.

Note 6.	Commercial Loans and Credit Quality

As of December 31, 2007 and 2006, our total commercial loan portfolio had an outstanding balance of $9.9 billion and $7.9 billion, respectively. Included in these amounts were loans held for sale with outstanding balances of $94.3 million and $26.5 million as of December 31, 2007 and 2006, respectively, and receivables under reverse-repurchase agreements with an outstanding balance of $51.9 million as of December 31, 2006. We had no receivables under reverse-repurchase agreements as of December 31, 2007. Our loans held for sale were recorded at the lower of cost or fair value on the accompanying audited consolidated balance sheets. During the year ended December 31, 2007, we transferred $531.1 million of loans designated as held for sale back to the loan portfolio based upon our intent to retain the loans for investment. During the years ended December 31, 2007, 2006 and 2005, we recognized net gains on the sale of loans of $9.1 million, $2.0 million and $1.3 million, respectively.

Also included in loans on the accompanying audited consolidated balance sheets are purchased loans, which totaled $638.4 million and $447.9 million as of December 31, 2007 and 2006, respectively. The accretable discount on purchased loans as of December 31, 2007 and 2006 totaled $22.5 million and $7.5 million, respectively, which is reflected in deferred loan fees and discounts in our accompanying audited consolidated balance sheets. During the years ended December 31, 2007 and 2006, we accreted $5.9 million and $4.3 million, respectively, into fee income from purchased loan discounts. For the year ended December 31, 2007, we had $20.9 million of additions to accretable discounts.

Credit Quality

As of December 31, 2007 and 2006, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial finance portfolio were as follows:

	December 31,
Commercial Loan Asset Classification	2007	2006
	($ in thousands)

Loans 60 or more days contractually delinquent	$74,298	$88,067
Non-accrual loans(1)	170,522	183,483
Impaired loans(2)	318,945	281,377
Less: loans in multiple categories	(226,021)	(230,469)

Total	$337,744	$322,458

Total as a percentage of total loans at year end	3.42%	4.11%

(1)	Includes commercial loans with an aggregate principal balance of $55.5 million and $47.0 million as of December 31, 2007 and 2006, respectively, which were also classified as loans 60 or more days contractually delinquent. As of December 31, 2007 and 2006, there were no loans classified as held for sale that were placed on non-accrual status.

(2)	Includes commercial loans with an aggregate principal balance of $55.5 million and $47.0 million as of December 31, 2007 and 2006, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with an aggregate principal balance of $170.5 million and $183.5 million as of December 31, 2007 and 2006, respectively, which were also classified as loans on non-accrual status. The carrying values of impaired commercial loans were $311.6 and $275.3 million as of December 31, 2007 and 2006, respectively.

Reflective of principles established in SFAS No. 114, we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual terms of the original loan agreement. Impaired loans include loans for which we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us, as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. As of December 31, 2007 and 2006, we had $119.7 million and $95.7 million of impaired commercial loans, respectively, with allocated reserves of $27.4 million and $37.8 million, respectively. As of December 31, 2007 and 2006, we had $199.2 million and $185.7 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we will ultimately collect all principal and interest amounts due.

The average balances of impaired commercial loans during the years ended December 31, 2007, 2006 and 2005 were $308.4 million, $238.6 million and $159.8 million, respectively. The total amounts of interest income that were recognized on impaired commercial loans during the years ended December 31, 2007, 2006 and 2005, were $19.7 million, $10.0 million and $11.3 million, respectively. The amounts of cash basis interest income that were recognized on impaired commercial loans during the years ended December 31, 2007, 2006 and 2005, were $18.5 million, $8.8 million and $7.9 million, respectively. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been higher than reported by $35.2 million, $23.9 million and $11.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During the year ended December 31, 2007, commercial loans with an aggregate carrying value of $189.6 million, as of December 31, 2007, were involved in a troubled debt restructuring as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of December 31, 2007, commercial loans with an aggregate carrying value of $263.9 million were involved in a troubled debt restructuring. Additionally, under SFAS No. 114, loans involved in a troubled debt restructuring are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans that were involved in a troubled debt restructuring was $23.1 million as of December 31, 2007. For the year ended December 31, 2006, commercial loans with an aggregate carrying value of $194.7 million as of December 31, 2006, were involved in troubled debt restructurings. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $31.5 million as of December 31, 2006.

Activity in the allowance for loan losses related to our Commercial Finance segment for the years ended December 31, 2007, 2006 and 2005, was as follows:

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)

Balance as of beginning of year	$120,575	$87,370	$35,208
Provision for loan losses	77,576	81,211	65,680
Charge offs, net of recoveries	(57,489)	(48,006)	(13,518)
Transfers to held for sale	(1,732)	—	—

Balance as of end of year	$138,930	$120,575	$87,370

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Investments

Investments as of December 31, 2007 and 2006, were as follows:

	December 31,
	2007	2006
	($ in thousands)

Investments carried at cost	$117,112	$71,386
Investments carried at fair value:
Investments available-for-sale(1)	13,440	61,904
Warrants	19,065	6,908
Investments accounted for under the equity method	82,159	44,135

Total	$231,776	$184,333

(1)	Amount includes $4.6 million and $34.2 million of Non-Agency MBS, as of December 31, 2007 and 2006, respectively, with maturity dates greater than ten years, and an investment in a subordinated note of a collateralized loan obligation of $5.3 million and $6.0 million as of December 31, 2007 and 2006, respectively, that matures in 2020 and a $3.0 million corporate debt security that matures in 2013.

For the years ended December 31, 2007, 2006 and 2005, we sold available-for-sale investments for $7.1 million, $48.0 million and $6.7 million, respectively, recognizing gross pretax gains of $5.2 million, $0.3 million and $4.2 million, respectively.

Unrealized gains (losses) on investments carried at fair value as of December 31, 2007 and 2006, were as follows:

	December 31, 2007
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in thousands)

Investments available-for-sale(1)	$13,640	$13	$(213)	$13,440
Warrants(2)	20,152	3,883	(4,970)	19,065

Total	$33,792	$3,896	$(5,183)	$32,505

	December 31, 2006
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in thousands)

Investments available-for-sale(1)	$57,817	$4,621	$(534)	$61,904
Warrants(2)	7,884	2,828	(3,804)	6,908

Total	$65,701	$7,449	$(4,338)	$68,812

(1)	Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (loss), net on the accompanying audited consolidated balance sheets, to the extent that the losses are not considered other-than-temporary impairments.

(2)	Unrealized gains and losses on warrants are included in gain on investments, net on the accompanying audited consolidated statements of income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007 and 2006, our investments that were in an unrealized loss position for which other-than-temporary impairments have not been recognized were as follows:

	December 31,
	2007		2006
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	($ in thousands)

Investments carried at cost	$5,314	$13,844	$—	$—
Investments available-for-sale:
Debt securities	171	3,306	729	20,167

Total	$5,485	$17,150	$729	$20,167

During the year ended December 31, 2007, we evaluated each of these investments for impairment by considering the length of time and extent to which the market value has been less than the cost basis. We recorded other-than-temporary declines in the fair value of our Non-Agency MBS of $30.4 million, as a component of (loss) gain on residential mortgage investment portfolio in the accompanying audited consolidated statements of income in accordance with EITF No. 99-20. During the year ended December 31, 2007, we also recorded an other-than-temporary decline in the fair value of an investment in a subordinated note of a collateralized loan obligation of $0.7 million as a component of other income, net of expense in the accompanying audited consolidated statements of income. We did not record any other-than-temporary declines in the fair value of our investments during the year ended December 31, 2006. As of December 31, 2007 and 2006, all of our investments that were in an unrealized loss position had been in an unrealized loss position for less than 12 months.

During the years ended December 31, 2007, 2006 and 2005, we recorded other-than-temporary impairments of $8.5 million, $5.3 million and $5.2 million, respectively, relating to our investments carried at cost.

As of December 31, 2007, we had commitments to contribute up to an additional $15.1 million to 15 private equity funds and $0.8 million to an equity investment. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements.

Certain investments are subject to clawback or put/call right provisions. The investment and carrying value information is net of any restrictions related to the warrant or underlying shares/units.

Note 8.	Guarantor Information

The following represents the supplemental consolidating condensed financial information of CapitalSource Inc., which, as discussed in Note 11, Borrowings, is the issuer of both Senior Debentures and Subordinated Debentures (together, the “Debentures”, or “Contingent Convertibles”), and CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of the Debentures, and our subsidiaries that are not guarantors of the Debentures as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005. CapitalSource Finance, a 100% owned indirect subsidiary of CapitalSource Inc., has guaranteed the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Through October 12, 2005, CSE Holdings LLC, formerly CapitalSource Holdings Inc. (“CSE Holdings”), was also a guarantor of the Senior Debentures. On October 12, 2005, CSE Holdings merged with and into CapitalSource Inc. with CapitalSource Inc. as the surviving entity. The following condensed consolidating financial statements include the activity of CSE Holdings for the period ended October 12, 2005. Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

December 31, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

ASSETS
Cash and cash equivalents	$—	$151,511	$19,005	$8,183	$—	$178,699
Restricted cash	—	80,782	168,928	264,093	—	513,803
Mortgage-related receivables, net	—	—	—	2,041,917	—	2,041,917
Mortgage-backed securities pledged, trading	—	—	—	4,060,605	—	4,060,605
Loans held for sale	—	78,675	15,652	—	—	94,327
Loans:
Loans	—	4,215,031	488,166	5,070,770	(557)	9,773,410
Less deferred loan fees and discounts	—	(37,052)	(60,984)	(49,053)	—	(147,089)
Less allowance for loan losses	—	—	(107,611)	(31,319)	—	(138,930)

Loans, net	—	4,177,979	319,571	4,990,398	(557)	9,487,391
Direct real estate investments, net	—	—	—	1,017,604	—	1,017,604
Investment in subsidiaries	3,777,732	—	1,079,432	1,217,739	(6,074,903)	—
Intercompany note receivable	75,000	9	78,295	(239,261)	85,957	—
Investments	—	122,240	39,536	70,000	—	231,776
Other assets	18,046	48,729	113,104	255,504	(21,156)	414,227

Total assets	$3,870,778	$4,659,925	$1,833,523	$13,686,782	$(6,010,659)	$18,040,349

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$12,674	$—	$3,897,353	$—	$3,910,027
Credit facilities	480,237	932,195	—	794,631	—	2,207,063
Term debt	—	2,570,125	6,114	4,679,987	(551)	7,255,675
Other borrowings	780,630	—	529,877	284,363	—	1,594,870
Other liabilities	27,640	18,634	79,793	340,092	(21,162)	444,997
Intercompany note payable	—	46,849	—	(132,806)	85,957	—

Total liabilities	1,288,507	3,580,477	615,784	9,863,620	64,244	15,412,632
Noncontrolling interests	—	34	—	45,430	(18)	45,446
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2,207	—	—	—	—	2,207
Additional paid-in capital	2,902,501	524,914	90,979	3,256,263	(3,872,156)	2,902,501
(Accumulated deficit) retained earnings	(327,387)	549,305	1,121,325	516,216	(2,186,846)	(327,387)
Accumulated other comprehensive income, net	4,950	5,195	5,435	5,253	(15,883)	4,950

Total shareholders’ equity	2,582,271	1,079,414	1,217,739	3,777,732	(6,074,885)	2,582,271

Total liabilities, noncontrolling interests and shareholders’ equity	$3,870,778	$4,659,925	$1,833,523	$13,686,782	$(6,010,659)	$18,040,349

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

December 31, 2006

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

ASSETS
Cash and cash equivalents	$157	$238,224	$46,723	$111,047	$—	$396,151
Restricted cash	—	55,631	122,655	62,618	—	240,904
Mortgage-related receivables, net	—	—	—	2,295,922	—	2,295,922
Mortgage-backed securities pledged, trading	—	—	—	3,502,753	—	3,502,753
Receivables under reverse-repurchase agreements	—	51,892	—	—	—	51,892
Loans held for sale	—	26,521	—	—	—	26,521
Loans:
Loans	52	4,050,786	762,653	2,968,938	(10,644)	7,771,785
Less deferred loan fees and discounts	—	(33,348)	(58,203)	(38,841)	—	(130,392)
Less allowance for loan losses	—	—	(101,938)	(18,637)	—	(120,575)

Loans, net	52	4,017,438	602,512	2,911,460	(10,644)	7,520,818
Direct real estate investments, net	—	—	—	722,303	—	722,303
Investment in subsidiaries	3,030,807	—	926,709	1,133,651	(5,091,167)	—
Intercompany (due to) due from	(98,737)	—	(138,447)	237,184	—	—
Intercompany note receivable	75,000	2,137	11,194	—	(88,331)	—
Investments	—	118,380	31,710	34,243	—	184,333
Other assets	20,770	25,741	61,024	187,088	(25,646)	268,977

Total assets	$3,028,049	$4,535,964	$1,664,080	$11,198,269	$(5,215,788)	$15,210,574

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$63,260	$—	$3,447,508	$—	$3,510,768
Credit facilities	355,685	998,972	—	897,001	—	2,251,658
Term debt	—	2,504,472	10,729	3,295,558	(1,074)	5,809,685
Other borrowings	555,000	—	446,393	287,182	—	1,288,575
Other liabilities	24,324	29,220	73,307	108,863	(35,216)	200,498
Intercompany note payable	—	13,331	—	75,000	(88,331)	—

Total liabilities	935,009	3,609,255	530,429	8,111,112	(124,621)	13,061,184
Noncontrolling interests	—	8	—	56,350	(8)	56,350
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,815	—	—	—	—	1,815
Additional paid-in capital	2,139,421	564,687	272,828	2,777,426	(3,614,941)	2,139,421
(Accumulated deficit) retained earnings	(20,735)	359,678	857,927	250,613	(1,468,218)	(20,735)
Accumulated other comprehensive income, net	2,465	2,336	2,896	2,768	(8,000)	2,465
Treasury stock, at cost	(29,926)	—	—	—	—	(29,926)

Total shareholders’ equity	2,093,040	926,701	1,133,651	3,030,807	(5,091,159)	2,093,040

Total liabilities, noncontrolling interests and shareholders’ equity	$3,028,049	$4,535,964	$1,664,080	$11,198,269	$(5,215,788)	$15,210,574

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended December 31, 2007

		CapitalSource Finance LLC		Other
		Combined	Combined	Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Net investment income:
Interest income	$12,205	$476,798	$84,899	$719,772	$(15,771)	$1,277,903
Fee income	—	72,814	55,447	34,134	—	162,395

Total interest and fee income	12,205	549,612	140,346	753,906	(15,771)	1,440,298
Operating lease income	—	—	—	97,013	—	97,013

Total investment income	12,205	549,612	140,346	850,919	(15,771)	1,537,311
Interest expense	55,052	236,533	46,171	525,256	(15,771)	847,241

Net investment (loss) income	(42,847)	313,079	94,175	325,663	—	690,070
Provision for loan losses	—	—	64,657	13,984	—	78,641

Net investment (loss) income after provision for loan losses	(42,847)	313,079	29,518	311,679	—	611,429
Operating expenses:
Compensation and benefits	1,194	20,781	135,676	104	—	157,755
Depreciation of direct real estate investments	—	—	—	32,004	—	32,004
Other administrative expenses	50,979	6,319	57,271	9,951	(46,288)	78,232

Total operating expenses	52,173	27,100	192,947	42,059	(46,288)	267,991
Other income (expense):
Diligence deposits forfeited	—	—	4,822	—	—	4,822
Gain (loss) on investments, net	—	22,028	(1,475)	434	—	20,987
Gain (loss) on derivatives	—	544	8,534	(55,228)	—	(46,150)
Loss on residential mortgage investment portfolio	—	—	—	(75,164)	—	(75,164)
Other income, net of expenses	—	18,133	47,766	1,244	(46,288)	20,855
Earnings in subsidiaries	271,307	—	297,473	225,698	(794,478)	—
Intercompany	—	(29,195)	32,007	(2,812)	—	—

Total other income (expense)	271,307	11,510	389,127	94,172	(840,766)	(74,650)
Noncontrolling interests expense	—	26	—	4,922	(10)	4,938

Net income before income taxes	176,287	297,463	225,698	358,870	(794,468)	263,850
Income taxes	—	—	—	87,563	—	87,563

Net income	$176,287	$297,463	$225,698	$271,307	$(794,468)	$176,287

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended December 31, 2006

		CapitalSource Finance LLC
		Combined	Combined	Other
		Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Net investment income:
Interest income	$10,297	$454,786	$78,620	$485,255	$(12,425)	$1,016,533
Fee income	—	96,535	17,318	56,632	—	170,485

Total interest and fee income	10,297	551,321	95,938	541,887	(12,425)	1,187,018
Operating lease income	—	—	—	30,742	—	30,742

Total investment income	10,297	551,321	95,938	572,629	(12,425)	1,217,760
Interest expense	34,878	221,180	35,156	327,936	(12,425)	606,725

Net investment (loss) income	(24,581)	330,141	60,782	244,693	—	611,035
Provision for loan losses	—	—	71,714	9,848	—	81,562

Net investment (loss) income after provision for loan losses	(24,581)	330,141	(10,932)	234,845	—	529,473
Operating expenses:
Compensation and benefits	—	21,514	114,398	—	—	135,912
Depreciation of direct real estate investments	—	—	—	11,468	—	11,468
Other administrative expenses	23,694	4,550	50,164	5,311	(15,047)	68,672

Total operating expenses	23,694	26,064	164,562	16,779	(15,047)	216,052
Other income (expense):
Diligence deposits forfeited	—	(128)	6,590	—	—	6,462
Gain on investments, net	—	11,864	237	—	—	12,101
(Loss) gain on derivatives	—	(721)	2,644	562	—	2,485
Gain on residential mortgage investment portfolio	—	—	—	2,528	—	2,528
Other income, net of expenses	75,017	8,690	22,589	(2,497)	(90,047)	13,752
Earnings in subsidiaries	327,534	—	292,851	180,717	(801,102)	—
Intercompany	—	(30,930)	30,930	—	—	—

Total other income (expense)	402,551	(11,225)	355,841	181,310	(891,149)	37,328
Noncontrolling interests expense	—	9	—	4,710	(8)	4,711

Net income before income taxes and cumulative effect of accounting change	354,276	292,843	180,347	394,666	(876,094)	346,038
Income taxes	—	—	—	67,132	—	67,132

Net income before cumulative effect of accounting change	354,276	292,843	180,347	327,534	(876,094)	278,906
Cumulative effect of accounting change, net of taxes	—	—	370	—	—	370

Net income	$354,276	$292,843	$180,717	$327,534	$(876,094)	$279,276

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended December 31, 2005

		CapitalSource Finance LLC		Other
		Combined	Combined	Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Net investment income:
Interest income	$1,154	$424,017	$90,435	$1,685	$(2,639)	$514,652
Fee income	—	44,244	86,394	—	—	130,638

Total interest and fee income	1,154	468,261	176,829	1,685	(2,639)	645,290
Interest expense	16,748	167,524	4,112	190	(2,639)	185,935

Net investment (loss) income	(15,594)	300,737	172,717	1,495	—	459,355
Provision for loan losses	—	—	64,768	912	—	65,680

Net investment (loss) income after provision for loan losses	(15,594)	300,737	107,949	583	—	393,675
Operating expenses:
Compensation and benefits	—	2,267	92,701	40	—	95,008
Other administrative expenses	530	1,225	46,645	428	—	48,828

Total operating expenses	530	3,492	139,346	468	—	143,836
Other income (expense):
Diligence deposits forfeited	—	—	4,557	—	—	4,557
(Loss) gain on investments, net	(2,109)	—	11,303	—	—	9,194
Gain (loss) on derivatives	—	1,803	(1,904)	—	—	(101)
Loss on residential mortgage investment portfolio	—	—	—	(2,074)	—	(2,074)
Other income, net of expenses	—	6,332	1,325	—	—	7,657
Earnings in subsidiaries	287,305	—	296,415	—	(583,720)	—
Intercompany	—	(8,965)	8,965	—	—	—

Total other income (expense)	285,196	(830)	320,661	(2,074)	(583,720)	19,233

Net income (loss) before income taxes	269,072	296,415	289,264	(1,959)	(583,720)	269,072
Income taxes	104,400	—	—	—	—	104,400

Net income (loss)	$164,672	$296,415	$289,264	$(1,959)	$(583,720)	$164,672

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2007

		CapitalSource Finance LLC		Other
		Combined	Combined	Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Operating activities:
Net income	$176,287	$297,463	$225,698	$271,307	$(794,468)	$176,287
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	475	7,094	—	—	7,569
Restricted stock expense	—	4,082	32,839	—	—	36,921
Gain on extinguishment of debt	—	—	—	(678)	—	(678)
Amortization of deferred loan fees and discounts	—	(26,287)	(34,368)	(27,903)	—	(88,558)
Paid-in-kind interest on loans	—	(7,839)	(14,390)	(7,824)	—	(30,053)
Provision for loan losses	—	—	64,658	13,983	—	78,641
Amortization of deferred financing fees and discounts	5,174	15,926	474	26,098	—	47,672
Depreciation and amortization	—	325	3,388	32,178	—	35,891
Provision for deferred income taxes	—	—	—	41,793	—	41,793
Non-cash (gain) loss on investments, net	—	(4,018)	3,125	28	—	(865)
Non-cash (gain) loss on property and equipment disposals	—	(1,372)	1,254	1,155	—	1,037
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(7,476)	(7,084)	57,159	—	42,599
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	75,507	—	75,507
Net increase in mortgage-backed securities pledged, trading	—	—	—	(498,249)	—	(498,249)
Amortization of discount on residential mortgage investments	—	—	—	(39,380)	—	(39,380)
Increase in loans held for sale, net	—	(174,006)	(53,781)	(371,110)	—	(598,897)
Decrease (increase) in intercompany note receivable	—	2,128	(67,101)	239,261	(174,288)	—
Decrease (increase) in other assets	1,219	(2,419)	(11,186)	(218,088)	(4,490)	(234,964)
Increase (decrease) in other liabilities	3,004	(9,541)	(17,033)	204,490	14,054	194,974
Net transfers with subsidiaries	(804,649)	(191,085)	(418,611)	619,877	794,468	—

Cash (used in) provided by operating activities	(618,965)	(103,644)	(285,024)	419,604	(164,724)	(752,753)
Investing activities:
Increase in restricted cash	—	(25,151)	(46,273)	(201,475)	—	(272,899)
Decrease in mortgage-related receivables, net	—	—	—	267,056	—	267,056
Decrease in receivables under reverse-repurchase agreements, net	—	51,892	—	—	—	51,892
Decrease (increase) in loans, net	52	(2,931)	243,125	(1,685,020)	(10,087)	(1,454,861)
Acquisition of real estate, net of cash acquired	—	—	—	(248,120)	—	(248,120)
Disposal (acquisition) of investments, net	—	38,755	(3,012)	(64,509)	—	(28,766)
Acquisition of property and equipment, net	—	(45)	(5,334)	—	—	(5,379)

Cash provided by (used in) investing activities	52	62,520	188,506	(1,932,068)	(10,087)	(1,691,077)
Financing activities:
Payment of deferred financing fees	(2,862)	(27,259)	(2,215)	(20,771)	—	(53,107)
Increase (decrease) in intercompany note payable	—	33,518	—	(207,806)	174,288	—
(Repayments of) borrowings under repurchase agreements, net	—	(50,586)	—	449,845	—	399,259
Borrowings on (repayments of) credit facilities, net	124,551	(66,776)	—	(105,189)	—	(47,414)
Borrowings of convertible debt	245,000	—	—	—	—	245,000
Borrowings of term debt	—	1,137,477	232	1,722,375	523	2,860,607
Repayments of term debt	—	(1,071,963)	(4,847)	(426,208)	—	(1,503,018)
Borrowings of subordinated debt	—	—	75,630	—	—	75,630
Proceeds from issuance of common stock, net of offering costs	714,490	—	—	—	—	714,490
Proceeds from exercise of options	4,750	—	—	—	—	4,750
Tax benefits on share-based payments	—	—	—	2,054	—	2,054
Payment of dividends	(467,173)	—	—	(4,700)	—	(471,873)

Cash provided by (used in) financing activities	618,756	(45,589)	68,800	1,409,600	174,811	2,226,378

Decrease in cash and cash equivalents	(157)	(86,713)	(27,718)	(102,864)	—	(217,452)
Cash and cash equivalents as of beginning of year	157	238,224	46,723	111,047	—	396,151

Cash and cash equivalents as of end of year	$—	$151,511	$19,005	$8,183	$—	$178,699

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2006

		CapitalSource Finance LLC
		Combined	Combined	Other
		Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Operating activities:
Net income	$354,276	$292,843	$180,717	$327,534	$(876,094)	$279,276
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	580	8,018	—	—	8,598
Restricted stock expense	—	2,611	22,084	—	—	24,695
Loss on extinguishment of debt	—	—	—	2,497	—	2,497
Non-cash prepayment fee	—	—	(8,353)	—	—	(8,353)
Cumulative effect of accounting change, net of taxes	—	—	(370)	—	—	(370)
Amortization of deferred loan fees and discounts	—	(45,732)	5,045	(45,561)	—	(86,248)
Paid-in-kind interest on loans	—	6,941	(3,733)	(2,877)	—	331
Provision for loan losses	—	—	71,714	9,848	—	81,562
Amortization of deferred financing fees and discounts	3,146	23,305	487	14,294	—	41,232
Depreciation and amortization	—	172	2,887	11,696	—	14,755
Benefit for deferred income taxes	—	—	—	(20,699)	—	(20,699)
Non-cash loss on investments, net	—	7,993	31	—	—	8,024
Non-cash (gain) loss on property and equipment disposals	—	(676)	272	—	—	(404)
Unrealized loss (gain) on derivatives and foreign currencies, net	60	1,734	(1,835)	(1,429)	—	(1,470)
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	4,758	—	4,758
Net increase in mortgage-backed securities pledged, trading	—	—	—	(400,230)	—	(400,230)
Amortization of discount on residential mortgage investments	—	—	—	(32,090)	—	(32,090)
Increase in loans held for sale, net	—	(9,143)	—	—	—	(9,143)
(Increase) decrease in intercompany note receivable	(75,000)	5,666	24,094	—	45,240	—
Decrease (increase) in other assets	10,448	(3,312)	(12,994)	(9,503)	25,646	10,285
Increase in other liabilities	21,324	6,309	31,751	50,580	(27,388)	82,576
Net transfers with subsidiaries	(883,951)	(36,257)	(147,904)	192,018	876,094	—

Cash (used in) provided by operating activities	(569,697)	253,034	171,911	100,836	43,498	(418)
Investing activities:
Decrease (increase) in restricted cash	—	70,201	30,644	(53,307)	—	47,538
Increase in mortgage-related receivables, net	—	—	—	(2,343,273)	—	(2,343,273)
Increase in receivables under reverse-repurchase agreements, net	—	(18,649)	—	—	—	(18,649)
(Increase) decrease in loans, net	(112)	108,596	(563,769)	(1,460,370)	2,816	(1,912,839)
Acquisition of real estate, net of cash acquired	—	—	—	(498,005)	—	(498,005)
Disposal (acquisition) of investments, net	33,683	(94,145)	47,521	(19,729)	—	(32,670)
Acquisition of property and equipment, net	—	(1,630)	(2,975)	—	—	(4,605)

Cash provided by (used in) investing activities	33,571	64,373	(488,579)	(4,374,684)	2,816	(4,762,503)
Financing activities:
Payment of deferred financing fees	(3,140)	(21,554)	(5,322)	(26,607)	—	(56,623)
(Decrease) increase in intercompany note payable	(20,327)	(9,433)	—	75,000	(45,240)	—
Borrowings under repurchase agreements, net	—	16,104	—	377,010	—	393,114
Borrowings on (repayments of) credit facilities, net	355,685	(939,301)	—	714,183	—	130,567
Borrowings of term debt	—	2,063,522	5,786	3,439,970	(1,074)	5,508,204
Repayments of term debt	—	(1,333,586)	(329)	(214,960)	—	(1,548,875)
Borrowings of subordinated debt	—	—	206,685	—	—	206,685
Proceeds from issuance of common stock, net of offering costs	603,422	—	—	—	—	603,422
Proceeds from exercise of options	7,050	—	—	—	—	7,050
Tax benefits on share-based payments	—	—	—	4,281	—	4,281
Payment of dividends	(408,445)	—	—	(4,204)	—	(412,649)

Cash provided by (used in) financing activities	534,245	(224,248)	206,820	4,364,673	(46,314)	4,835,176

(Decrease) increase in cash and cash equivalents	(1,881)	93,159	(109,848)	90,825	—	72,255
Cash and cash equivalents as of beginning of year	2,038	145,065	156,571	20,222	—	323,896

Cash and cash equivalents as of end of year	$157	$238,224	$46,723	$111,047	$—	$396,151

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2005

		CapitalSource Finance LLC		Other
		Combined	Combined	Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Operating activities:
Net income (loss)	$164,672	$296,415	$289,264	$(1,959)	$(583,720)	$164,672
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	325	—	—	—	—	325
Restricted stock expense	18,754	—	—	—	—	18,754
Amortization of deferred loan fees and discounts	—	—	(77,009)	—	—	(77,009)
Paid-in-kind interest on loans	—	(566)	(5,433)	(1,932)	—	(7,931)
Provision for loan losses	—	—	64,768	912	—	65,680
Amortization of deferred financing fees and discounts	2,341	20,061	816	2	—	23,220
Depreciation and amortization	—	—	2,629	—	—	2,629
Benefit for deferred income taxes	(7,214)	—	—	—	—	(7,214)
Non-cash loss (gain) on investments, net	1,683	—	(7,538)	—	—	(5,855)
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(1,803)	1,904	—	—	101
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	2,074	—	2,074
Net increase in mortgage-backed securities pledged, trading	—	—	—	(323,370)	—	(323,370)
Increase in loans held for sale, net	—	(17,414)	(42,175)	—	—	(59,589)
Increase in intercompany note receivable	—	(7,803)	(2,689)	—	10,492	—
Decrease (increase) in other assets	1,037	2,289	(2,908)	(14,745)	—	(14,327)
Increase (decrease) in other liabilities	1,258	5,456	(12,397)	1,453	(2,639)	(6,869)
Net transfers with subsidiaries	(568,957)	(470,207)	(579,629)	1,035,073	583,720	—

Cash (used in) provided by operating activities	(386,101)	(173,572)	(370,397)	697,508	7,853	(224,709)
Investing activities:
(Increase) decrease in restricted cash	—	(100,498)	58,543	(5,654)	—	(47,609)
Increase in mortgage-related receivables, net	—	—	—	(39,438)	—	(39,438)
Increase in receivables under reverse-repurchase agreements, net	—	(33,243)	—	—	—	(33,243)
(Increase) decrease in loans, net	—	(412,496)	307,853	(1,413,378)	2,639	(1,515,382)
Acquisition of investments, net	(49,093)	—	(24,109)	—	—	(73,202)
Disposal (acquisition) of property and equipment, net	—	5	(4,463)	—	—	(4,458)

Cash (used in) provided by investing activities	(49,093)	(546,232)	337,824	(1,458,470)	2,639	(1,713,332)
Financing activities:
Payment of deferred financing fees	(200)	(15,472)	(7,926)	(82)	—	(23,680)
Increase (decrease) in intercompany note payable	20,327	(9,835)	—	—	(10,492)	—
Borrowings under repurchase agreements, net	—	47,157	—	311,266		358,423
Borrowings on credit facilities, net	—	973,430	42,179	470,000	—	1,485,609
Borrowings of term debt	—	1,141,825	16,660	—	—	1,158,485
Repayments of term debt	—	(1,442,768)	(122,314)	—	—	(1,565,082)
Borrowings of subordinated debt	—	—	225,000	—	—	225,000
Proceeds from issuance of common stock, net of offering costs	414,676	—	—	—	—	414,676
Proceeds from exercise of options	2,429	—	—	—	—	2,429

Cash provided by financing activities	437,232	694,337	153,599	781,184	(10,492)	2,055,860

Increase (decrease) in cash and cash equivalents	2,038	(25,467)	121,026	20,222	—	117,819
Cash and cash equivalents as of beginning of year	—	170,532	35,545	—	—	206,077

Cash and cash equivalents as of end of year	$2,038	$145,065	$156,571	$20,222	$—	$323,896

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Direct Real Estate Investments

Our direct real estate investments primarily consist of long term care facilities generally leased through long-term, triple-net operating leases. During the year ended December 31, 2007, our gross direct real estate investments increased by $327.3 million through the acquisition of 59 healthcare properties. Our direct real estate investments as of December 31, 2007 and 2006, were as follows:

	December 31,
	2007	2006
	($ in thousands)

Land	$106,620	$91,543
Buildings	902,863	607,833
Furniture	51,545	34,395
Accumulated depreciation	(43,424)	(11,468)

Total	$1,017,604	$722,303

Depreciation of direct real estate investments totaled $32.0 million and $11.5 million for the years ended December 31, 2007 and 2006, respectively. We had no direct real estate investments during the year ended December 31, 2005. We recognized $1.2 million in impairments on our direct real estate investments during the year ended December 31, 2007, which was recorded as a component of other income (expense) in our accompanying audited consolidated income statement for the year ended December 31, 2007. No property impairments were recognized during the year ended December 31, 2006.

As of December 31, 2007, 129 of our direct real estate investments, with a total carrying value of $695.0 million, were pledged as collateral to certain of our borrowings. See Note 11, Borrowings, for additional information about our borrowings.

The leases on our direct real estate investments expire at various dates through 2022 and typically include fixed rental payments, subject to escalation over the life of the lease. As of December 31, 2007, we expect to receive future minimum rental payments from our non-cancelable operating leases as follows ($ in thousands):

2008	$100,900
2009	98,704
2010	97,880
2011	93,381
2012	89,611
Thereafter	403,982

$884,458

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Property and Equipment

We own property and equipment for use in our corporate operations. As of December 31, 2007 and 2006, property and equipment included in other assets on our accompanying audited consolidated balance sheets consisted of the following:

	December 31,
	2007	2006
	($ in thousands)

Equipment	$9,377	$8,342
Computer software	4,090	3,008
Furniture	5,837	4,557
Leasehold improvements	10,180	7,096
Accumulated depreciation and amortization	(12,721)	(9,330)

Total	$16,763	$13,673

In addition to the property and equipment above, as of December 31, 2007, we owned $29.1 million and $3.2 million, in buildings and land, respectively, that were leased to tenants. Accumulated depreciation on this leased property totaled $0.3 million as of December 31, 2007.

Depreciation of property and equipment totaled $3.7 million, $3.0 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 11.	Borrowings

Repurchase Agreements

As of December 31, 2007, we had 12 repurchase agreements with various financial institutions used to finance the purchases of RMBS during the year ended December 31, 2007. As of December 31, 2007 and 2006, the aggregate amounts outstanding under our repurchase agreements used to finance purchases of RMBS were $3.9 billion and $3.4 billion, respectively. As of December 31, 2007 and 2006, repurchase agreements that we executed had weighted average borrowing rates of 5.12% and 5.32%, respectively, and weighted average remaining maturities of 2.5 months and 0.6 months, respectively. The terms of most of our borrowings pursuant to repurchase agreements typically reset every 30 days. During the year ended December 31, 2007, we negotiated longer terms for some of these repurchase agreements with several counterparties. As a result, as of December 31, 2007, approximately 37% of the borrowings outstanding under repurchase agreements had terms ranging from 30 days to 1.25 years. As of December 31, 2007, our repurchase agreements were collateralized by Agency MBS with a fair value of $4.1 billion, including accrued interest, and cash deposits of $29.2 million made to cover margin calls. As of December 31, 2006, our repurchase agreements were collateralized by Agency MBS with a fair value of $3.5 billion, including accrued interest, and cash deposits of $32.5 million made to cover margin calls.

Credit Facilities

We utilize both secured and unsecured credit facilities, primarily to fund our commercial loans, finance certain of our direct real estate investments and for general corporate purposes. Our committed credit facility capacities were $5.6 billion and $5.0 billion as of December 31, 2007 and 2006, respectively. Interest on our credit facility borrowings is charged at variable rates that may be based on one or more of one-month LIBOR, one-month EURIBOR, the applicable Commercial Paper (“CP”) rate, and/or Canadian Bankers Acceptance (“BA”) rate. As of December 31, 2007 and 2006, total undrawn capacities under our credit facilities were $3.4 billion and $2.7 billion, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, our credit facilities’ committed capacity, principal outstanding, aggregate outstanding collateral balances, interest rates, maturity dates and maximum advance rates were as follows:

				Aggregate
				Outstanding			Maximum
	Committed		Principal	Collateral	Interest	Maturity	Advance
	Capacity		Outstanding	Balance(1)	Rate(2)	Date	Rate(3)
	($ in thousands)

Secured Credit Facilities:
CS Funding III	$220,000	(4)	$40,971	$106,029	CP + 0.65%	April 10, 2009	85%
CS Funding V	200,000		89,120	210,458	CP + 0.65%(5)	March 26, 2008	85%
CS Funding VII	1,500,000		500,000	680,948	LIBOR + 0.90%	August 1, 2008	85%
CS Funding VIII	102,206		102,206	151,696	CP + 0.75%	July 19, 2010	64%
CSE QRS Funding I	1,400,000	(4)	442,150	593,501	CP + 0.75%	April 27, 2009	85%
CSE QRS Funding II	700,000	(4)	352,481	476,266	LIBOR + 1.00%	June 27, 2009	85%
CS Europe(6)	364,775		128,559	230,996	EURIBOR + 1.00%(7)	September 30, 2010	78%

Total secured credit facilities	4,486,981		1,655,487	2,449,894
Unsecured Credit Facilities:
CS Canada ULC(8)	75,120		71,338	N/A	BA + 1.125%	February 19, 2008	N/A
CS Inc.	1,070,000		480,238	N/A	LIBOR + 1.125%(9)	March 13, 2010(10)	N/A

Total unsecured credit facilities	1,145,120		551,576	N/A

Total credit facilities	$5,632,101		$2,207,063	$2,449,894

(1)	Represents the outstanding balances of the loans and other assets which are financed by the credit facility that are pledged as collateral to the credit facility.

(2)	As of December 31, 2007, the one-month LIBOR was 4.60%; the one-month EURIBOR was 4.28%; the BA rate was 4.61%; the CP rate for CS Funding III was 5.11%; the blended CP rate for CS Funding V was 5.27%; the CP rate for CS Funding VIII was 5.52%; and the blended CP rate for CSE QRS Funding I was 5.49%.

(3)	We may obtain financing, up to the specified percentage of the outstanding principal balance of real estate loans, real estate-related loans, commercial loans, or stock pledges of our equity investment subsidiaries that we transfer to the credit facilities, depending upon, among other factors, the type of loan and lien position, their current loan rating and priority of payment within the particular borrower’s capital structure and subject to certain concentration limits. Advance rates on individual eligible collateral range from 25% to the specified percentage.

(4)	Credit facility is subject to 364-day liquidity renewal. On termination or maturity, amounts due under the credit facility may, in the absence of a default, be repaid from proceeds from amortization of the collateral pool.

(5)	Borrowings in Euro and British Pounds Sterling (“GBP”) are at one-month EURIBOR and one-month GBP LIBOR + 0.65%, respectively.

(6)	CS Europe is a €250 million facility and the amounts presented were translated to United States Dollars (“USD”) using the spot rate as of December 31, 2007.

(7)	Borrowings in Euro or GBP are at EURIBOR or GBP LIBOR + 1.00%, respectively, and borrowings in USD are at LIBOR + 1.00%.

(8)	CS Canada ULC was a CAD75 million facility and the amounts presented were translated to USD using the spot rate as of December 31, 2007. This credit facility matured as scheduled and was not renewed.

(9)	LIBOR + 1.125% or at an alternative base rate, which is the greater of the prime rate for USD borrowings or the Federal Funds Rate + 0.50%, or for foreign currency borrowings, at the prevailing EURIBOR rate + 1.125% or GBP LIBOR + 1.125%.

(10)	As of December 31, 2007, the scheduled maturity date was March 13, 2009. In February 2008, we exercised our option to extend the maturity date of the credit facility to March 13, 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 27, 2008 our credit facilities’ committed capacity totaled $5.5 billion.

In December 2007, we amended our CS Inc. unsecured syndicated revolving credit facility with Wachovia Bank N.A. (“Wachovia”) to decrease the interest coverage ratio covenant to 1.15:1 and to add a new interest coverage ratio covenant that excludes liquid real estate assets of 1.4:1. There were no other material changes in the terms and conditions of the facility.

Term Debt

In conjunction with each of our term debt transactions, we established separate single purpose entities (collectively referred to as the “Issuers”), and contributed $10.5 billion in loans, or portions thereof, to the Issuers. Subject to the satisfaction of certain conditions and obligations, we remain servicer of the loans. Simultaneously with the initial contributions, the Issuers issued an aggregate of $9.4 billion of notes to institutional investors. We retained $1.1 billion in subordinated notes and 100% of the Issuers’ trust certificates or equity. The notes are collateralized by all or portions of specific commercial loans, totaling $6.2 billion as of December 31, 2007. During 2007, we issued $3.2 billion of term debt. We have treated the contribution of the loans to the Issuers and the related sale of notes by the Issuers as a financing arrangement under SFAS No. 140. As required by the terms of the Issuers, we have entered into interest rate swaps and/or interest rate caps to mitigate certain interest rate risks (see Note 20, Derivative Instruments).

Our outstanding term debt transactions in the form of asset securitizations as of December 31, 2007 and 2006, were as follows:

	Notes	Outstanding Balance as of December 31,		Interest Rate	Original Expected
	Issued	2007	2006	Spread(1)	Maturity Date
	($ in thousands)

2003-2
Class A	$290,005	$—	$34,623	0.40%	July 20, 2008
Class B	75,001	—	8,954	0.95%	July 20, 2008
Class C	45,001	—	5,373	1.60%	July 20, 2008
Class D	22,500	—	2,686	2.50%	July 20, 2008
Class E(3)	67,502	—	—	N/A	N/A

	500,009	—	51,636
2004-1
Class A-1	218,000	—	—	0.13%	N/A
Class A-2	370,437	1,295	52,701	0.33%	September 22, 2008(2)
Class B	67,813	149	6,073	0.65%	September 22, 2008(2)
Class C	70,000	154	6,269	1.00%	September 22, 2008(2)
Class D	39,375	87	3,527	1.75%	September 22, 2008(2)
Class E(3)	109,375	—	—	N/A	N/A

	875,000	1,685	68,570

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Notes	Outstanding Balance as of December 31,		Interest Rate	Original Expected
	Issued	2007	2006	Spread(1)	Maturity Date
	($ in thousands)

2004-2
Class A-1	$453,000	$—	$—	0.13%	June 20, 2007
Class A-2	232,000	—	—	0.25%	July 20, 2008
Class A-3	113,105	—	104,444	0.31%	April 20, 2009
Class B	55,424	—	26,025	0.43%	June 20, 2009
Class C	94,221	—	44,242	0.85%	August 20, 2009
Class D	52,653	—	24,724	1.55%	August 20, 2009
Class E(3)	108,077	—	—	N/A	N/A

	1,108,480	—	199,435
2005-1
Class A-1	425,000	—	—	0.09%	March 20, 2007
Class A-2	468,750	—	227,716	0.19%	August 20, 2009
Class B	62,500	—	27,511	0.28%	October 20, 2009
Class C	103,125	—	45,394	0.70%	November 20, 2009
Class D	62,500	—	27,511	1.25%	January 20, 2010
Class E(4)	71,875	—	8,803	3.15%	February 22, 2010
Class F(3)	56,250	—	—	N/A	N/A

	1,250,000	—	336,935
2006-1
Class A	567,134	213,115	396,262	0.12%	April 20, 2010
Class B	27,379	12,637	19,130	0.25%	June 21, 2010
Class C	68,447	31,592	47,825	0.55%	September 20, 2010
Class D	52,803	24,371	36,894	1.30%	December 20, 2010
Class E(3)	31,290	—	—	2.50%	June 20, 2011
Class F(3)	35,202	—	—	N/A	N/A

	782,255	281,715	500,111
2006-2
Class A-1	300,000	300,000	300,000	0.24%	May 20, 2013
Class A-2	550,000	550,000	550,000	0.21%	September 20, 2012
Class A-3	147,500	147,500	147,500	0.33%	May 20, 2013
Class B	71,250	71,250	71,250	0.38%	June 20, 2013
Class C	157,500	157,500	157,500	0.68%	June 20, 2013
Class D	101,250	101,250	101,250	1.52%	June 20, 2013
Class E(5)	56,250	19,349	19,212	2.50%	June 20, 2013
Class F(3)	116,250	—	—	N/A	N/A

	1,500,000	1,346,849	1,346,712

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Notes	Outstanding Balance as of December 31,		Interest Rate	Original Expected
	Issued	2007	2006	Spread(1)	Maturity Date
	($ in thousands)

2006-A
Class A-1A	$70,375	$70,375	$70,375	0.26%	January 20, 2037
Class A-R(6)	200,000	50,000	—	0.27%	January 20, 2037
Class A-2A	500,000	500,000	500,000	0.25%	January 20, 2037
Class A-2B	125,000	125,000	125,000	0.31%	January 20, 2037
Class B	82,875	82,875	82,875	0.39%	January 20, 2037
Class C	62,400	62,400	62,400	0.65%	January 20, 2037
Class D	30,225	30,225	30,225	0.75%	January 20, 2037
Class E	30,225	30,225	30,225	0.85%	January 20, 2037
Class F	26,650	26,650	26,650	1.05%	January 20, 2037
Class G	33,150	33,150	33,150	1.25%	January 20, 2037
Class H	31,200	31,200	31,200	1.50%	January 20, 2037
Class J(3)	47,450	—	—	2.50%	January 20, 2037
Class K(3)	60,450	—	—	N/A	N/A

	1,300,000	1,042,100	992,100
2007-1
Class A	586,000	428,245	—	0.13%	May 21, 2012
Class B	20,000	14,616	—	0.31%	July 20, 2012
Class C	84,000	61,387	—	0.65%	February 20, 2013
Class D	48,000	35,078	—	1.50%	September 20, 2013
Class E(3)	34,000	—	—	N/A	January 21, 2014
Class F(3)	28,000	—	—	N/A	N/A

	800,000	539,326	—
2007-A
Class A(7)	1,250,000	1,137,850	—	1.50%	May 31, 2011
Class B(3)	83,333	—	—	N/A	May 31, 2011

	1,333,333	1,137,850	—
2007-2
Class A	400,000	400,000	—	1.10%	October 21, 2019
Class B(3)	10,000	—	—	N/A	October 21, 2019
Class C(3)	90,000	—	—	N/A	October 21, 2019

	500,000	400,000	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Notes	Outstanding Balance as of December 31,		Interest Rate	Original Expected
	Issued	2007	2006	Spread(1)	Maturity Date
	($ in thousands)

2007-3
Class A	$380,000	$354,139	$—	0.85%	January 20, 2016
Class B	10,000	10,000	—	1.50%	January 20, 2016
Class C	45,000	45,000	—	2.70%	January 20, 2016
Class D(3)	4,000	—	—	N/A	January 20, 2016
Class E(3)	41,350	—	—	N/A	January 20, 2016
Class F(3)	49,428	—	—	N/A	January 20, 2016

	529,778	409,139	—

Total	$10,478,855	$5,158,664	$3,495,499

(1)	The interest rate of 2006-A is based on three-month LIBOR, which was 4.70% and 5.36% as of December 31, 2007 and 2006, respectively. The interest rates of 2007-A and 2007-2 are based on CP rates, which were 5.61% and 5.29%, respectively, as of December 31, 2007. All of our other term debt transactions are based on one-month LIBOR, which was 4.60% and 5.32% as of December 31, 2007 and 2006, respectively.

(2)	These notes were repaid in January 2008.

(3)	Securities retained by CapitalSource.

(4)	Only $20.0 million of these securities were offered for sale. The remaining $51.9 million of the securities are retained by CapitalSource.

(5)	Only $20.0 million of these securities were offered for sale. The remaining $36.3 million of the securities are retained by CapitalSource.

(6)	Variable funding note.

(7)	These notes closed with an initial commitment amount of $1.25 billion and an initial funding amount of $1.07 billion. 2007-A allowed for replenishment through a revolving period that extended to November 30, 2007. During the revolving period, we had the option to increase the commitment amount of the Class A notes up to $1.5 billion, subject to certain limitations. The maximum amount drawn under 2007-A was $1.18 billion. As of December 31, 2007, we had no undrawn capacity under these notes.

Except for our series 2007-02 Term Debt (“2007-2”), series 2006-2 Term Debt (“2006-2”) and series 2006-A Term Debt (“2006-A”), the expected aforementioned maturity dates are based on the contractual maturities of the underlying loans held by the securitization trusts and an assumed constant prepayment rate of 10%. 2007-2, 2006-2 and 2006-A have replenishment periods that allow us, subject to certain restrictions, to reinvest principal payments into eligible new loan collateral and we assumed no prepayments would be made during these replenishment periods, but use a constant prepayment rate of 10% once the replenishment period ends. If the underlying loans experience delinquencies or have their maturity dates extended, the interest payments collected on them to repay the notes may be delayed. The notes issued by the Issuers include accelerated amortization provisions that require cash flows to be applied first to fully pay the noteholders if the notes remain outstanding beyond the stated maturity dates. If the accelerated amortization provisions are imposed, we would receive no cash flows from the term debt on our retained notes until the notes senior to ours are retired.

Owner Trust Term Debt

In February 2006, we purchased beneficial interests in securitization trusts (the “Owner Trusts”), which issued $2.4 billion in asset-backed notes through two on-balance sheet securitizations for the purpose of purchasing adjustable rate prime residential mortgage whole loans. These notes are backed by the $2.5 billion of residential mortgage loans purchased with the proceeds and simultaneously sold and deposited with the Owner Trusts. A third

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party remains servicer of the mortgage loans. Legal title to the loans is held by the Owner Trusts as discussed in Note 4, Mortgage-Related Receivables and Related Owner Trust Securitizations. Senior notes rated “AAA” by Standard & Poor’s and Fitch Ratings and “Aaa” by Moody’s Investors Service, Inc. (the “Senior Notes”) were issued by the Owner Trusts in the public capital markets. The Owner Trusts also issued subordinate notes and ownership certificates, all of which we acquired and continue to hold. In accordance with SFAS No. 140, we were not the transferor in these securitizations. However, as the holder of the subordinate notes issued by the Owner Trusts, we determined that we were the primary beneficiary of the Owner Trusts in accordance with FIN 46(R). As the primary beneficiary, we consolidated the assets and liabilities of the Owner Trusts and recorded our investments in the mortgage loans as assets and the Senior Notes and subordinate notes as liabilities on our accompanying audited consolidated balance sheets. The holders of the Senior Notes have no recourse to the general credit of us. The two securitizations had aggregate outstanding balances of $2.0 billion and $2.3 billion as of December 31, 2007 and 2006, respectively.

In the first securitization, the Owner Trusts issued $1.5 billion in Senior Notes and $65.4 million in subordinate notes. The interest rates on the Class I-A1 and I-A2 Senior Notes have an initial fixed interest rate of 4.90% until the initial reset date of February 1, 2010. The interest rates on the Class II-A1 and II-A2 Senior Notes have an initial fixed interest rate of 4.70% until the initial reset date of October 1, 2010. The interest rates on the Class III-A1 and III-A2 Senior Notes have an initial fixed interest rate of 5.50% until the initial reset date of January 1, 2011. After the initial reset date, the interest rates on all classes of the Senior Notes will reset annually based on a blended rate of one-year constant maturity treasury index (“CMT”) plus 240 basis points, up to specified caps. These Senior Notes are expected to mature at various dates through March 25, 2036. One of our subsidiaries purchased the subordinate notes. The aggregate outstanding balances of these Senior Notes and subordinate notes were $1.2 billion and $1.4 billion as of December 31, 2007 and 2006, respectively.

In the second securitization, the Owner Trusts issued $940.9 million in Senior Notes and $40.2 million in subordinate notes. The interest rates on all classes of the Senior Notes have an initial fixed interest rate of 4.625% until the initial reset date of November 1, 2010. After the initial reset date, the interest rates of the Senior Notes will reset annually based on a blended rate of one-year CMT plus 225 basis points, up to specified caps. These Senior Notes are expected to mature on February 26, 2036. One of our subsidiaries purchased the subordinate notes. The aggregate outstanding balances of these Senior Notes and subordinate notes were $800.8 million and $858.5 million as of December 31, 2007 and 2006, respectively.

Other Borrowings

Other borrowings as of December 31, 2007 and 2006, were as follows:

	December 31,
	2007	2006
	($ in thousands)

Convertible debt	$780,630	$555,000
Subordinated debt	529,877	446,393
Mortgage debt	284,363	287,182

Total	$1,594,870	$1,288,575

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Debt

Our outstanding convertible debt transactions as of December 31, 2007 and 2006, and their applicable conversion rate and effective conversion price per share were as follows:

				Effective
	Outstanding Balance			Conversion
	as of December 31,		Conversion	Price per
Debentures	2007	2006	Rate(1)	Share(1)
	($ in thousands)

3.5% Senior Convertible Debentures due 2034	$8,446	$330,000	42.6739	$23.43
1.25% Senior Convertible Debentures due 2034	47,620	225,000	44.6188	22.41
4% Senior Subordinated Convertible Debentures due 2034	321,554	—	42.6739	23.43
1.625% Senior Subordinated Convertible Debentures due 2034	177,380	—	44.6188	22.41
7.25% Senior Subordinated Convertible Debentures due 2037, net of discount	245,362	—	36.9079	27.09
Beneficial conversion option, net of amortization	(19,732)	—	—	—

Total	$780,630	$555,000

(1)	As of December 31, 2007, the Debentures may convert into the stated number of shares of common stock per $1,000 principal amount of debentures, subject to certain conditions. The conversion rates and prices of our convertible debt are subject to adjustment based on the average price of our common stock ten business days prior to the ex-dividend date and on the dividends we pay on our common stock. See below for further information regarding the adjustments of the conversion rates and prices.

In March 2004, we completed an offering of $225.0 million in aggregate principal amount of senior convertible debentures due 2034 (the “1.25% Debentures”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. Until March 2009, the 1.25% Debentures will bear interest at a rate of 1.25%, after which time the debentures will not bear interest.

In addition, we used approximately $29.9 million of the proceeds to purchase 1,300,000 shares of our common stock. We also paid approximately $6.0 million of deferred financing fees from the proceeds of the convertible debt offering which are being amortized into interest expense through the date of the earliest point at which the holder can force conversion. We used the remainder of the net proceeds to repay outstanding indebtedness under certain of our credit facilities.

Concurrently with our sale of the 1.25% Debentures, we entered into two separate call option transactions with an affiliate of one of the initial purchasers, in each case covering the same number of shares as into which the 1.25% Debentures would be convertible. In one transaction, we purchased a call option at a strike price equal to the conversion price of the 1.25% Debentures, adjusted for the effect of dividends paid on our common stock. This option expires on March 15, 2009 and requires physical settlement. We intend to exercise this call option from time to time as necessary to acquire shares that we may be required to deliver upon receipt of a notice of conversion of the 1.25% Debentures. In the second transaction, we sold a call option to one of the initial purchasers for the purchase of up to 7.4 million of our common shares at a strike price of approximately $31.4402 per share, adjusted for the effect of dividends paid on our common stock. This call option expires at various dates from March 2009 through June 2009 and must be settled in net shares. The net effect of entering into these call option transactions was to minimize potential dilution as a result of the conversion of the 1.25% Debentures by increasing the effective conversion price of the 1.25% Debentures to a 75% premium over the March 15, 2004 closing price of our common stock. The call option transactions were settled at a net cost to us of approximately $25.6 million, which we paid from the proceeds of our sale of the 1.25% Debentures and was included as a net reduction in shareholders’ equity in the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying audited consolidated balance sheets as of December 31, 2007 and 2006 in accordance with the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Subsequent changes in the fair value of these call option transactions will not be recognized as long as the instruments remain classified in equity. In addition, the call option sold will be included in diluted net income per share using the treasury stock method.

In July 2004, we completed an offering of $330.0 million principal amount of 3.5% senior convertible debentures due 2034 (the “3.5% Debentures,” together with the 1.25% Debentures, the “Senior Debentures”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended.

The 3.5% Debentures will pay contingent interest, subject to certain limitations as described in the offering memorandum, beginning on July 15, 2011. This contingent interest feature is indexed to the value of our common stock, which is not clearly and closely related to the economic characteristics and risks of the 3.5% Debentures. In accordance with SFAS No. 133, the contingent interest feature represents an embedded derivative that must be bifurcated from its host instrument and accounted for separately as a derivative instrument. However, we determined that the fair value of the contingent interest feature at inception was zero based on our option to redeem the 3.5% Debentures prior to incurring any contingent interest payments. If we were to exercise this redemption option, we would not be required to make any contingent interest payments and, therefore, the holders of the 3.5% Debentures cannot assume they will receive those payments. We continue to conclude that the fair value of the contingent interest feature is zero.

We received net proceeds from the offering of approximately $321.4 million, after deducting the initial purchasers’ discounts and commissions and estimated expenses in the aggregate of approximately $8.6 million. We used the net proceeds from this offering to repay outstanding indebtedness under our credit facilities and for other general corporate purposes.

The Senior Debentures are unsecured and unsubordinated obligations, and are guaranteed by one of our wholly owned subsidiaries (see Note 8, Guarantor Information)

In April 2007, we completed exchange offers relating to our 1.25% Debentures and 3.5% Debentures. At closing, we issued $177.4 million in aggregate principal amount of a new series of senior subordinated convertible debentures due 2034, bearing interest at a rate of 1.625% per year until March 15, 2009 (the “1.625% Debentures”), in exchange for a like principal amount of our 1.25% Debentures. In addition, we issued $321.6 million in aggregate principal amount of a new series of 4% senior subordinated convertible debentures due 2034 (the “4% Debentures”) in exchange for a like principal amount of our 3.5% Debentures. The results of the exchange offers were as follows:

	Amount
	Outstanding	Amount
	Prior	Outstanding
	to Exchange	at Completion of
Securities	Offers	Exchange Offers
	($ in thousands)

3.5% Senior Convertible Debentures due 2034	$330,000	$8,446
1.25% Senior Convertible Debentures due 2034	225,000	47,620
4% Senior Subordinated Convertible Debentures due 2034	—	321,554
1.625% Senior Subordinated Convertible Debentures due 2034	—	177,380

Total	$555,000	$555,000

In addition, we amended the documents governing our call option transactions to provide, among other things, for those documents to relate to shares issuable upon conversion of both the 1.25% Debentures and the 1.625% Debentures.

As of December 31, 2007, both our 1.25% Debentures and our 1.625% Debentures would be convertible, subject to certain conditions, into 2.1 million and 7.9 million shares of our common stock, respectively, at a conversion rate of 44.6188 shares of common stock per $1,000 principal amount of debentures, representing an

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective conversion price of approximately $22.41 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The 1.25% Debentures and 1.625% Debentures are redeemable for cash at our option at any time on or after March 15, 2009 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 1.25% Debentures or 1.625% Debentures have the right to require us to repurchase some or all of their respective debentures for cash on March 15, 2009, March 15, 2014, March 15, 2019, March 15, 2024 and March 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the 1.25% Debentures or 1.625% Debentures also have the right to require us to repurchase some or all of their respective debentures upon certain events constituting a fundamental change.

As of December 31, 2007, both our 3.5% Debentures and our 4% Debentures would be convertible, subject to certain conditions, into 0.4 million and 13.7 million shares of our common stock, respectively, at a conversion rate of 42.6739 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $23.43 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The 3.5% Debentures and 4% Debentures are redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 3.5% Debentures or 4% Debentures have the right to require us to repurchase some or all of their respective debentures for cash on July 15, 2011, July 15, 2014, July 15, 2019, July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the 3.5% or 4% Debentures also have the right to require us to repurchase some or all of their respective debentures upon certain events constituting a fundamental change.

Because the terms of the 1.625% Debentures and the 4% Debentures are not substantially different from the Senior Debentures, as defined by EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, we did not consider the consummation of the exchange offers to prompt an extinguishment of issued debt and, therefore, continued to amortize the remaining unamortized deferred financing fees over the remaining estimated lives of the 1.625% Debentures and the 4% Debentures. Additionally, all costs associated with the exchange offers were expensed as incurred.

In July 2007, we issued $250.0 million principal amount of 7.25% senior subordinated convertible notes due 2037 bearing interest at a rate of 7.25% per year until July 20, 2012 (the “7.25% Debentures” and together with the 1.625% Debentures and the 4% Debentures, the “Subordinated Debentures”). The 7.25% Debentures were sold at a price of 98% of the aggregate principal amount of the notes. The 7.25% Debentures had an initial conversion rate of 36.9079 shares of our common stock per $1,000 principal amount of notes, representing an initial conversion price of approximately $27.09 per share. The conversion rate and price will adjust if we pay dividends on our common stock greater than $0.60 per share, per quarter, with the fair value of each adjustment taxable to the holders.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holders of each series of the Debentures may convert their debentures prior to maturity only if the following conditions occur:

1) The sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price per share of our common stock on such last trading day;

2) During the five consecutive business day period after any five consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock for each day during such period (the “98% Trading Exception”); provided, however, that if, on the date of any conversion pursuant to the 98% Trading Exception that is on or after March 15, 2029 for the 1.25% Debentures or 1.625% Debentures, on or after July 15, 2019 for the 3.5% Debenture or 4% Debentures and on or after July 15, 2022 for the 7.25% Debentures, the last reported sale price of our common stock on the trading day before the conversion date is greater than 100% of the applicable conversion price, then holders surrendering debentures for conversion will receive, in lieu of shares of our common stock based on the then applicable conversion rate, shares of common stock with a value equal to the principal amount of the debentures being converted;

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

4) We call any or all of the Debentures of such series for redemption, or

5) We are a party to a consolidation, merger or binding share exchange, in each case pursuant to which our common stock would be converted into cash or property other than securities.

We are unable to assess the likelihood of meeting conditions (1) or (2) above for the Debentures as both conditions depend on future market prices for our common stock and the Debentures. We believe that the likelihood of meeting conditions (3), (4) or (5) related to the specified corporate transactions occurring for the Debentures is remote since we have no current plans to distribute rights or warrants to all holders of our common stock, call any of our Debentures for redemption or enter a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property other than securities.

Should we be required to repurchase the 7.25% Debentures at any of the redemption dates, we are required to satisfy all principal and accrued interest requirements with respect thereto in cash. Should we be required to repurchase any other series of our Debentures at any of the redemption dates, or if any series of our Debentures are converted, our intent is to satisfy all principal and accrued interest requirements with respect thereto in cash.

To the extent that the respective conversion prices are adjusted below the price of our common stock at the time the Debentures were issued, we are required to record a beneficial conversion option, which impacts both our net income and net income per share. For the year ended December 31, 2007, we recorded a $20.2 million beneficial conversion option related to the 3.5% Debentures and 4% Debentures, which will be amortized through July 15, 2011 in accordance with EITF No. 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. We did not recognize any such beneficial conversion option prior to 2007.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concluded that this new treatment should be applied retroactively, with the result that issuers of securities like our Contingent Convertibles would be required to restate previously issued diluted net income per share.

Under the terms of the indentures governing our Contingent Convertibles, we have the ability to make irrevocable elections to pay the principal balance of the Contingent Convertibles in cash upon any conversion prior to or at maturity. By making these elections, under current interpretations of SFAS No. 128, Earnings per Share (“SFAS No. 128”), and consistent with the provisions of EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, the common stock underlying the principal amount of the Contingent Convertibles would not be required to be included in our calculation of diluted net income per share and would have no past or future impact on our diluted net income per share. The only impact on diluted net income per share from our Contingent Convertibles results from the application of the treasury stock method to any conversion spread on those instruments (see Note 16, Net Income per Share for further information). The FASB plans to issue an exposure draft in 2008 to revise SFAS No. 128. This exposure draft is expected to require instruments that can be settled in cash or shares be presumed to be settled in shares if the effect is dilutive. Prior to the effective date of the new standard, we intend to make irrevocable elections to pay the principal balance of each series of our Contingent Convertibles in cash.

Subordinated Debt

We have periodically issued subordinated debt to statutory trusts (“TP Trusts”) that are formed for the purpose of issuing preferred securities to outside investors, which we refer to as Trust Preferred Securities (“TPS”). We generally retain 100% of the common securities issued by the TP Trusts, representing 3% of their total capitalization. As of December 31, 2007, we had completed nine subordinated debt transactions, of which six bear interest at a floating interest rate and three bear fixed interest rates for a specified period and then bear interest at a floating interest rate until maturity. The terms of the subordinated debt issued to the TP Trusts and the TPS issued by the TP Trusts are substantially identical.

The TP Trusts are wholly owned indirect subsidiaries of CapitalSource. However, in accordance with the provisions of FIN 46(R), we have not consolidated the TP Trusts for financial statement purposes. We account for our investments in the TP Trusts under the equity method of accounting pursuant to APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had subordinated debt outstanding totaling $529.9 million and $446.4 million as of December 31, 2007 and 2006, respectively. As of December 31, 2007, our outstanding subordinated debt transactions were as follows:

	Trust Formation				Interest Rate as of
TPS Series	Date	Debt Issued	Maturity Date	Date Callable(1)	December 31, 2007
		(Amounts in
		thousands)

2005-1	November 2005	$103,093	December 15, 2035	December 15, 2010	6.94	%(2)
2005-2	December 2005	$128,866	January 30, 2036	January 30, 2011	6.82	%(3)
2006-1	February 2006	$51,545	April 30, 2036	April 30, 2011	6.96	%(4)
2006-2	September 2006	$51,550	October 30, 2036	October 30, 2011	6.97	%(5)
2006-3	September 2006	€25,775	October 30, 2036	October 30, 2011	6.66	%(6)
2006-4	December 2006	$51,545	January 30, 2037	January 30, 2012	6.93	%(2)
2006-5	December 2006	$25,774	January 30, 2037	January 30, 2012	6.93	%(2)
2007-1	March 2007	$38,660	April 30, 2037	April 30, 2012	6.93	%(2)
2007-2	June 2007	$41,238	July 30, 2037	July 30, 2012	6.93	%(2)

(1)	The subordinated debt is callable in whole or in part at par at any time after the stated date.

(2)	Bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly at various dates.

(3)	Bears a fixed rate of interest of 6.82% through January 20, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(4)	Bears a fixed rate of interest of 6.96% through April 1, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(5)	Bears a fixed rate of interest of 6.97% through October 30, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(6)	Bears interest at a floating interest rate equal to three-month EURIBOR plus 2.05%, resetting quarterly.

The subordinated debt described above is unsecured and ranks subordinate and junior in right of payment to all of our indebtedness.

Mortgage Debt

We use mortgage loans to finance certain of our direct real estate investments. We had mortgage debt totaling $284.4 million and $287.2 million as of December 31, 2007 and 2006, respectively. As of December 31, 2007, our mortgage debt comprised a senior $248.4 million loan and a $36.0 million mezzanine loan. Both loans mature on April 9, 2009. The interest rate under the senior loan is one-month LIBOR plus 1.54%, and the interest rate under the mezzanine loan is one-month LIBOR plus 4%.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities

The on balance sheet contractual obligations under our repurchase agreements, credit facilities, term debt, convertible debt, subordinated debt and mortgage debt as of December 31, 2007, were as follows:

				Other Borrowings
	Repurchase	Credit		Convertible	Subordinated	Mortgage
	Agreements	Facilities(1)	Term Debt(2)	Debt(3)	Debt(4)	Debt	Total
	($ in thousands)

2008	$3,796,396	$660,457	$705,999	$—	$—	$—	$5,162,852
2009	113,631	1,315,840	814,699	219,106	—	284,363	2,747,639
2010	—	230,766	1,396,363	—	—	—	1,627,129
2011	—	—	933,661	316,162	—	—	1,249,823
2012	—	—	962,738	245,362	—	—	1,208,100
Thereafter	—	—	2,445,574	—	529,877	—	2,975,451

Total	$3,910,027	$2,207,063	$7,259,034	$780,630	$529,877	$284,363	$14,970,994

(1)	The contractual obligations for credit facilities are computed based on the stated maturities of the facilities not considering optional annual renewals.

(2)	Excludes net unamortized discounts of $3.4 million. The underlying loans are subject to prepayment, which would shorten the life of the term debt transactions. The underlying loans may be amended to extend their term, which will lengthen the life of the term debt transactions. At our option, we may substitute for prepaid loans up to specified limitations, which may also impact the life of the term debt. Also, the contractual obligations for our term debt are computed based on the estimated life of the instrument. The contractual obligations for the Owner Trust term debt are computed based on the estimated lives of the underlying adjustable rate prime residential mortgage whole loans.

(3)	The contractual obligations for convertible debt are computed based on the initial put/call date. The legal maturity of our 7.25% Debentures is 2037 and the legal maturities of our other series of Debentures are 2034.

(4)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.

Interest Expense

The weighted average interest rates on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2007, 2006 and 2005 were 6.0%, 5.8% and 4.4%, respectively.

Deferred Financing Costs

As of December 31, 2007 and 2006, deferred financing costs of $95.1 million and $71.3 million, respectively, net of accumulated amortization of $105.8 million and $80.1 million, respectively, were included in other assets in the accompanying audited consolidated balance sheets.

Covenants

We, and some of our wholly owned subsidiaries, are required to comply with financial and non-financial covenants related to our debt financings and our servicing of loans collateralizing our secured credit facilities and term debt. Failure to meet the covenants could result in the servicing being transferred to another servicer. The notes under the trusts established in connection with our term debt include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the years ended December 31, 2007, 2006 and 2005 was as follows:

Outstanding as of December 31, 2004	117,927,495
Issuance of common stock	19,250,000
Exercise of options	358,988
Issuance of shares under the Employee Stock Purchase Plan	66,881
Restricted stock and other stock grants, net	2,802,402

Outstanding as of December 31, 2005	140,405,766
Issuance of common stock	39,758,116
Exercise of options	692,375
Restricted stock and other stock grants, net	596,033

Outstanding as of December 31, 2006	181,452,290
Issuance of common stock	36,327,557
Sale of treasury stock	1,300,000
Exercise of options	339,201
Restricted stock and other stock grants, net	1,285,752

Outstanding as of December 31, 2007	220,704,800

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

Dividend Reinvestment and Stock Purchase Plan

We offer a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the years ended December 31, 2007 and 2006, we received proceeds of $607.8 million and $191.0 million, respectively, related to the direct purchase of 31.7 million and 7.7 million shares of our common stock pursuant to the DRIP, respectively. In addition, we received proceeds of $106.7 million and $17.2 million related to cash dividends reinvested in 5.4 million and 0.7 million shares of our common stock during the years ended December 31, 2007 and 2006, respectively.

Treasury Stock

In connection with the issuance of convertible debt as discussed in Note 11, Borrowings, we purchased 1,300,000 shares of our common stock in 2004 for an aggregate purchase price of approximately $29.9 million. During 2007, we issued all of these shares through the DRIP. We had no treasury stock as of December 31, 2007.

Equity Offerings

In October 2005, we sold 19.25 million shares of our common stock in a public offering at a price of $22.30 per share. In connection with this offering, we received net proceeds of $414.3 million, which were used to repay borrowings under our credit facilities. Affiliated purchasers, including John K. Delaney, CapitalSource Chairman and Chief Executive Officer, Jason M. Fish, CapitalSource Vice Chairman and former Chief Investment Officer,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other members of CapitalSource’s Board of Directors and their affiliates, including Farallon Capital Management, L.L.C. and Madison Dearborn Partners, LLC, purchased an aggregate of 4.3 million of the offered shares.

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

Our employees are eligible to participate in the CapitalSource Finance LLC 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. For the years ended December 31, 2007, 2006 and 2005, we contributed $1.9 million, $1.7 million and $1.3 million, respectively, in matching contributions to the 401(k) Plan.

Note 14.	Income Taxes

We elected REIT status under the Code when we filed our federal income tax return for the year ended December 31, 2006. To continue to qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. As a REIT, we generally are not subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings we derive from our TRSs. If we fail to qualify as a REIT in any taxable year, all of our taxable income for that year would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. In addition, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under specific statutory provisions. We will still be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)

Current:
Federal	$37,135	$74,095	$95,254
State	6,229	13,736	16,360
Foreign	2,615	—	—

Total current	45,979	87,831	111,614
Deferred:
Federal	36,354	(18,382)	(6,461)
State	5,230	(2,317)	(753)
Foreign	—	—	—

Total deferred	41,584	(20,699)	(7,214)

Income tax expense	$87,563	$67,132	$104,400

For the year ended December 31, 2007, we had approximately $7.8 million and $256.0 million of pre-tax income that was attributable to foreign and domestic operations, respectively.

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. Net deferred tax assets are included in other assets in the accompanying audited consolidated balance sheets. The components of deferred tax assets and liabilities as of December 31, 2007 and 2006, were as follows:

	December 31,
	2007	2006
	($ in thousands)

Deferred tax assets:
Allowance for loan losses	$33,098	$24,722
Stock based compensation awards	12,678	10,581
Other	5,740	10,025

Total deferred tax assets	51,516	45,328
Valuation allowance	(1,767)	(1,532)

Total deferred tax assets, net of valuation allowance	49,749	43,796
Deferred tax liabilities:
Mark-to-market on loans	49,949	—
Net unrealized gain on investments	36	861
Property and equipment	325	205
Other, net	1,610	3,107

Total deferred tax liabilities	51,920	4,173

Net deferred tax (liabilities) assets	$(2,171)	$39,623

During the year ended December 31, 2007 and 2006, we recorded valuation allowances of $1.8 million and $1.5 million, respectively, against our deferred tax assets related to foreign and state net operating loss carryforwards, $1.2 million and $1.1 million, respectively, of which does not expire and $0.5 million and $0.4 million, respectively, of which expires beginning in 2025. During the year ended December 31, 2005, we recorded valuation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowances of $0.9 million against our deferred tax assets related to state net operating loss carryforwards. The entity which generated the losses elected REIT status when we filed our tax return for the year ended December 31, 2006. Therefore, the deferred tax asset and valuation allowance related to its state net operating losses were reversed into income during the year ended December 31, 2006.

The reconciliations of the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2007, 2006 and 2005, were as follows:

	Year Ended December 31,
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
Benefit of REIT election	(5.5)	(16.8)	—
State income taxes, net of federal tax benefit	3.1	2.1	3.5
Other	0.6	0.5	0.3
Discrete item — Benefit for reversal of net deferred tax liabilities(1)	—	(1.4)	—

Effective income tax rate	33.2%	19.4%	38.8%

(1)	In connection with our REIT election, we reversed net deferred tax liabilities of $4.7 million, relating to REIT qualifying activities, into income during the year ended December 31, 2006.

As discussed in Note 2, Summary of Significant Accounting Polices, we adopted the provisions of FIN 48 on January 1, 2007. As a result of adopting FIN 48, we recognized an increase of approximately $5.7 million in the liability for unrecognized tax benefits, which was accounted for as an increase to accumulated deficit as of January 1, 2007. Our unrecognized tax benefits totaled $14.0 million, as of January 1, 2007, including $6.5 million that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows ($ in thousands):

Balance at January 1, 2007	$13,998
Additions based on tax positions related to the current year	2,004
Additions for tax positions of prior years	718
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$16,720

As of December 31, 2007, approximately $7.2 million of our unrecognized tax benefits would affect the effective tax rate. We do not currently anticipate such unrecognized tax benefits to significantly increase or decrease over the next 12 months; however, actual results could differ from those currently anticipated.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of January 1, 2007, accrued interest expense and penalties totaled $1.5 million. For the year ended December 31, 2007, we recognized $0.7 million in interest expense and, as of December 31, 2007, accrued interest expense and penalties totaled $2.2 million.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2004 through 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Comprehensive Income

Comprehensive income for the years ended December 31, 2007, 2006 and 2005, was as follows:

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)

Net income	$176,287	$279,276	$164,672
Unrealized (loss) gain on available-for-sale securities, net of tax	(3,103)	3,532	(807)
Unrealized gain (loss) on foreign currency translation, net of tax	5,175	(826)	—
Unrealized gain (loss) on cash flow hedges, net of tax	413	1,098	(220)

Comprehensive income	$178,772	$283,080	$163,645

Accumulated other comprehensive income, net as of December 31, 2007 and 2006, was as follows:

	December 31,
	2007	2006
	($ in thousands)

Unrealized (loss) gain on available-for-sale securities, net of tax	$(389)	$2,714
Unrealized gain (loss) on foreign currency translation, net of tax	4,349	(826)
Unrealized gain on cash flow hedges, net of tax	990	577

Accumulated other comprehensive income, net	$4,950	$2,465

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Net Income per Share

The computations of basic and diluted net income per share for the years ended December 31, 2007, 2006 and 2005, were as follows:

	Year Ended December 31,
	2007	2006	2005
	($ in thousands, except per share data)

Basic net income per share:
Net income	$176,287	$279,276	$164,672
Average shares — basic	191,697,254	166,273,730	120,976,558
Basic net income per share	$0.92	$1.68	$1.36
Diluted net income per share:
Net income	$176,287	$279,276	$164,672
Average shares — basic	191,697,254	166,273,730	120,976,558
Effect of dilutive securities:
Stock dividend declared(1)	—	807,874	1,312,683
Option shares	340,328	483,301	699,804
Unvested restricted stock	1,120,000	1,341,067	439,448
Stock units	30,380	19,201	5,152
Non-managing member units	—	—	—
Conversion premium on the Debentures(2)	94,694	294,834	—
Written call option	—	—	—

Average shares — diluted	193,282,656	169,220,007	123,433,645

Diluted net income per share	$0.91	$1.65	$1.33

(1)	All conditions were not met for inclusion in the basic net income per share calculation until such shares were issued on January 25, 2006.

(2)	For the year ended December 31, 2007, the conversion premiums on the 1.25% and 1.625% Debentures represent the dilutive shares based on a conversion price of $22.41. For the year ended December 31, 2006, the conversion premiums on the 1.25% and 3.5% Debentures, represent the dilutive shares based on conversion prices of $25.20 and $26.35, respectively.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above are as follows:

	Year Ended December 31,
	2007	2006	2005

Stock options	8,102,769	4,513,699	1,141,478
Non-managing member units	1,113,259	2,331,965	—
Shares subject to a written call option	7,401,420	7,401,420	7,401,420

For the year December 31, 2007, the conversion premiums on the 3.5% Debentures and 4% Debentures were considered to be antidilutive based on a conversion price of $23.43. As dividends are paid, the conversion prices related to our written call option, Senior Debentures, 1.625% Debentures, and 4% Debentures are adjusted. The conversion price related to the 7.25% Debentures will be adjusted only if we pay dividends on our common stock greater than $0.60 per share, per quarter. Also, we have excluded the shares underlying the principal balance of the Debentures for all periods presented.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Stock-Based Compensation

Equity Incentive Plan

In April 2006, our shareholders adopted the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan (the “Plan”), which amended the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan adopted on August 6, 2003 in connection with our initial public offering. A total of 33.0 million shares of common stock are reserved for issuance under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) August 6, 2016. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock. As of December 31, 2007, there were 11.4 million shares remaining available for issuance under the Plan.

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

Upon adoption of SFAS No. 123(R), we recorded a cumulative effect of accounting change of $0.4 million (or $0.00 per diluted share), net of taxes, in our accompanying audited consolidated statement of income for the year ended December 31, 2006, resulting from the requirement to estimate forfeitures for unvested awards at the date of grant instead of recognizing them as incurred.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effects on reported net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the year ended December 31, 2005, ($ in thousands, except per share data):

Net income as reported	$164,672
Add back: Stock-based compensation expense from options included in reported net income, net of tax	199
Deduct: Total stock-based compensation expense determined under fair value-based method for all option awards, net of tax	(2,182)

Pro forma net income	$162,689

Net income per share:
Basic — as reported	$1.36
Basic — pro forma	$1.34
Diluted — as reported	$1.33
Diluted — pro forma	$1.32

Total compensation cost recognized in income pursuant to the Plan was $44.5 million, $33.3 million and $19.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock Options

Option activity for the year ended December 31, 2007 was as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Options	Price	(in years)	Intrinsic Value
				($ in thousands)

Outstanding as of December 31, 2006	9,596,636	$22.53
Granted	48,703	24.11
Exercised	(339,201)	14.00
Forfeited	(239,218)	20.65

Outstanding as of December 31, 2007	9,066,920	$22.91	8.13	$2,544

Vested or expected to vest as of December 31, 2007	8,953,059	$22.92	8.14	$2,544
Exercisable as of December 31, 2007	4,243,566	$22.20	7.88	$2,544

For the years ended December 31, 2007, 2006 and 2005, the weighted average grant date fair value of options granted was $1.60, $1.44, and $6.37, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $3.8 million, $9.8 million and $6.0 million, respectively. As of December 31, 2007, the total unrecognized compensation cost related to nonvested options granted pursuant to the Plan was $4.3 million. This cost is expected to be recognized over a weighted average period of 2.4 years.

For awards containing only service and/or performance based vesting conditions, we use the Black-Scholes weighted average option-pricing model to estimate the fair value of each option grant on its grant date. During the year ended December 31, 2005, we used this model solely to determine the pro forma net income disclosures

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required by SFAS No. 123. The weighted average assumptions used in this model for the years ended December 31, 2007, 2006 and 2005, were as follows:

	Year Ended December 31,
	2007	2006	2005

Dividend yield	10.4%	8.3%	2.1%
Expected volatility	23.3%	20.0%	29.0%
Risk-free interest rate	4.6%	5.0%	4.0%
Expected life	4.0 years	9.6 years	6.0 years

The dividend yield is computed based on annualized dividends and the average share price for the period. Prior to 2006, we did not pay dividends and this assumption was not applicable. Prior to 2006, expected volatility was based on the historical volatility of our common stock. In connection with our REIT election, we changed our method of computing the expected volatility to be based on the average volatility of the common stock of selected competitor REITs as our historical volatility is no longer an indicator of our future volatility. The risk-free interest rate is the U.S. Treasury yield curve in effect at the time of grant based on the expected life of options. The expected life of our options granted represents the period of time that options are expected to be outstanding. The expected life of our options increased during the year ended December 31, 2006, as a result of options granted to certain executives during the period which have a longer expected life.

We granted 3.5 million awards to our Chairman and Chief Executive Officer during the year ended December 31, 2006, that contained market based vesting conditions. For the awards containing market based vesting conditions, we used a lattice option-pricing model to estimate the fair value of each option grant on its grant date. No awards containing market based vesting conditions were issued during the year ended December 31, 2007.

The assumptions used in this model for the year ended December 31, 2006, were as follows:

Dividend yield	8.35%
Expected volatility	19%
Risk-free interest rate	4.99%
Expected life	10 years

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

Restricted Stock

Restricted stock activity for the year ended December 31, 2007, was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested as of December 31, 2006	4,469,157	$22.82
Granted	2,182,710	23.55
Vested	(1,660,579)	22.99
Forfeited	(248,932)	23.13

Nonvested as of December 31, 2007	4,742,356	$23.07

The fair value of nonvested restricted stock is determined based on the closing trading price of our common stock on the grant date, in accordance with the Plan. The weighted average grant date fair value of restricted stock

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted during the years ended December 31, 2007, 2006 and 2005 was $23.55, $23.97 and $22.79, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2007, 2006 and 2005 was $39.8 million, $26.8 million and $4.0 million, respectively. As of December 31, 2007, the total unrecognized compensation cost related to nonvested restricted stock granted pursuant to the Plan was $58.8 million, which is expected to be recognized over a weighed average period of 2.1 years.

Note 18.	Commitments and Contingencies

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next ten years and contain provisions for certain annual rental escalations.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2007, were as follows ($ in thousands):

2008	$9,248
2009	8,139
2010	7,757
2011	7,215
2012	6,757
Thereafter	8,696

Total	$47,812

In addition, in April 2007, we entered into a new lease for our corporate headquarters which requires estimated minimum payments of $7.9 million per year (subject to certain escalations) for a period of 15 years. We are currently in negotiations to materially reduce our commitment under this lease. Although the lease will not commence before June 1, 2009, there is no determinable lease commencement date as of December 31, 2007. As such, these payments are not included in the table above.

Rent expense was $9.7 million, $7.6 million and $6.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, we had issued $226.4 million in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $5.9 million, in other liabilities in the accompanying audited consolidated balance sheet as of December 31, 2007.

As of December 31, 2007, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. Under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB No. 143, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2007, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying audited consolidated balance sheet as of December 31, 2007.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Related Party Transactions

We have from time to time in the past, and expect that we may from time to time in the future, make loans to or invest in the equity securities of companies in which our directors, executive officers, nominees for directors, 5% or more beneficial owners or their affiliates have material interests. Our Board of Directors, or a committee or disinterested directors, is charged with considering and approving these types of transactions. Management believes that each of our related party loans has been, and will continue to be, subject to the same due diligence, underwriting and rating standards as the loans that we make to unrelated third parties.

As of December 31, 2007 and 2006, we had committed to lend $188.4 million and $465.2 million, respectively, to such entities of which $124.0 million and $258.1 million, respectively, was outstanding. These loans bear interest ranging from 7.60% to 12.25% as of December 31, 2007 and 8.08% to 13.25% as of December 31, 2006. For the years ended December 31, 2007, 2006 and 2005, we recognized $13.0 million, $37.5 million and $19.7 million, respectively, in interest and fees from the loans to such entities.

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

Foreign Exchange Risk

We enter into forward exchange contracts to manage foreign exchange risk. The objective is to manage the uncertainty of future foreign exchange rate fluctuations by contractually locking in current foreign exchange rates for the settlement of anticipated future cashflows.

Derivatives Designated as Hedging Instruments

In connection with the issuance of one series of our TPS, we entered into an interest rate swap. The objective of this instrument was to offset the changes in interest rate payments attributable to fluctuations in three-month LIBOR. This interest rate swap was designated as a cash flow hedge for accounting purposes until its termination in the third quarter of 2007. As of December 31, 2007, we had no derivatives designated as an accounting hedge. The fair value of this interest rate swap was $0.9 million as of December 31, 2006.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps

We enter into interest rate swap agreements to minimize the economic effect of interest rate fluctuations specific to our fixed rate debt, certain fixed rate loans and certain sale-leaseback transactions. Interest rate fluctuations result in hedged assets and liabilities appreciating or depreciating in market value. Gain or loss on the derivative instruments will generally offset the effect of unrealized appreciation or depreciation of hedged assets

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities for the period the item is being hedged. As of December 31, 2007 and 2006, the fair values of these interest rate swaps were $(26.2) million and $2.1 million, respectively.

Basis Swaps

We enter into basis swap agreements to eliminate basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest risk typically by converting our prime rate loans to a one-month LIBOR rate. The objective of this swap activity is to protect us from risk that interest collected under the prime rate loans will not be sufficient to service the interest due under the one-month LIBOR-based term debt. These basis swaps are not designated as hedges for accounting purposes. During the years ended December 31, 2007, 2006 and 2005, we recognized a net loss of $1.8 million, $2.3 million and $0.5 million, respectively, related to the fair value of these basis swaps and cash payments made or received, which was recorded in gain (loss) on derivatives in the accompanying audited consolidated statements of income. As of December 31, 2007 and 2006, the fair values of the basis swaps were $(0.8) million and $(2.7) million, respectively.

Interest Rate Caps

The Issuers entered into interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Simultaneously, we entered into offsetting interest rate cap agreements with Wachovia. The interest rate caps are not designated as hedges for accounting purposes. Since the interest rate cap agreements are offsetting, changes in the fair value of the interest rate cap agreements have no impact on current period earnings.

Call Options

Concurrently with our sale of the 1.25% and 1.65%Debentures we entered into and amended two separate call option transactions. The objective of these transactions is to minimize potential dilution as a result of the conversion of the 1.25% and the 1.65% Debentures. These call options are not designated as hedges for accounting purposes and were initially recorded in shareholders’ equity in accordance with EITF 00-19. Subsequent changes in the fair value of these transactions will not be recognized as long as the instruments remain classified in shareholders’ equity. We reassess this classification on a quarterly basis to determine whether the call option transactions should be reclassified. We continue to believe that equity classification for these transactions is appropriate as of December 31, 2007. For further discussion of the terms of these transactions, see Note 11, Borrowings.

Forward Exchange Contracts

We have entered into forward exchange contracts to hedge anticipated loan syndications and foreign currency-denominated loans we originate against foreign currency fluctuations. These forward exchange contracts provide for a fixed exchange rate which has the effect of locking in the anticipated cash flows to be received from the loan syndication and the foreign currency-denominated loans. The fair value of these forward exchange contracts was $(0.5) million and $1.0 million as of December 31, 2007 and 2006, respectively.

Derivatives Related to Residential Mortgage Investments

In connection with our residential mortgage investments, we enter into interest rate swaps, interest rate swaptions, interest rate caps and Eurodollar futures contracts as part of our interest rate risk management program related to these investments. The objective of these instruments is to offset the changes in fair value of our residential mortgage investments. These derivatives are not designated as hedges for accounting purposes. During the years ended December 31, 2007, 2006 and 2005, we recognized net losses of $79.6 million, net gains of $18.1 million, and net losses of $3.0 million, respectively, related to the fair value of these derivatives and related cash payments which were recorded in (loss) gain on the residential mortgage investment portfolio in the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying audited consolidated statements of income. As of December 31, 2007 and 2006, the fair value of these derivatives were $(84.5) million and $6.6 million, respectively.

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

Contract or notional amounts and the credit risk amounts for derivatives and credit-related arrangements as of December 31, 2007 and 2006, were as follows:

	December 31,
	2007		2006
	Contract or		Contract or
	Notional	Credit Risk	Notional	Credit Risk
	Amount	Amount	Amount	Amount
	($ in thousands)

Derivatives:
Interest rate swaps	$9,624,814	$73,449	$5,924,805	$13,879
Interest rate caps	1,180,359	2,476	914,877	3,006
Eurodollar futures	1,867,000	—	4,870,000	83
Interest rate swaptions	1,250,000	6,516	1,000,000	3,599
Call options	—	—	457,702	36,999
Forward exchange contracts	79,248	514	88,356	1,616

Total derivatives	$14,001,421	$82,955	$13,255,740	$59,182

Credit-related arrangements:
Commitments to extend credit	$4,734,661	$66,269	$4,079,369	$56,217
Commitments to extend letters of credit	186,359	5,889	252,814	10,574
Interest-only loans	6,961,595	6,961,595	5,251,354	5,251,354
Paid-in-kind interest on loans	69,274	69,274	31,592	31,592

Total credit-related arrangements	$11,951,889	$7,103,027	$9,615,129	$5,349,737

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect that a change in interest rates has on the value of a financial instrument. We manage market risk by only using derivatives for hedging purposes against existing assets and liabilities. For further discussion regarding our derivative activities, see Note 20, Derivative Instruments.

Credit-Related Arrangements

As of December 31, 2007 and 2006, we had committed credit facilities to our borrowers of approximately $14.6 billion and $11.9 billion, respectively, of which approximately $4.7 billion and $4.1 billion, respectively, was unfunded. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. Our obligation to fund unfunded commitments is generally based on our client’s ability to provide the required collateral and to meet specified preconditions to borrowing. In some cases, our unfunded commitments do not require additional collateral to be provided by a debtor as a prerequisite to future fundings by us. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create a breach of contract and lender liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business. We currently believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments.

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements not to exceed $393.9 million at any time during the term of the arrangement, with $222.6 million and $253.2 million of letters of credit issued as of December 31, 2007 and 2006, respectively. If a client defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the client’s financial obligation and would seek repayment of that financial obligation from the client. We currently do not anticipate that we will be required to fund commitments subject to any outstanding standby letters of credit.

Our interest-only loans consist of balloon and bullet loans, which collectively represent approximately 93% and 90% of our loan portfolio as of December 31, 2007 and 2006, respectively. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that upon maturity of the loan more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan. On the maturity date, the entire unpaid balance of the loan is due. Balloon loans and bullet loans involve a greater degree of credit risk than other types of loans because they require the client to make a large final payment upon the maturity of the loan.

Our PIK interest rate loans represent the deferral of either a portion or all of the contractual interest payments on the loan. At each payment date, any accrued and unpaid interest is capitalized and included in the loan’s principal balance. As of December 31, 2007 and 2006, the outstanding balance of our PIK loans was $939.0 million and $754.0 million, respectively. On the maturity date, the principal balance and the capitalized PIK interest are due. Loans with PIK interest have a greater degree of credit risk than other types of loans because they require the client to make a large final payment upon the maturity of the loan.

Concentrations of Credit Risk

In our normal course of business, we engage in commercial finance activities with clients throughout the United States. As of December 31, 2007, the single largest industry concentration was skilled nursing, which made up approximately 15% of our commercial loan portfolio. As of December 31, 2007, the largest geographical concentration was Florida, which made up approximately 15% of our commercial loan portfolio. As of December 31, 2007, the single largest industry concentration in our Healthcare Net Lease segment was skilled nursing, which made up approximately 98% of the investments. As of December 31, 2007, the largest geographical concentration in our Healthcare Net Lease segment was Florida, which made up approximately 34% of the investments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. SFAS No. 107 specifies that fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. Fair value estimates are based on judgments regarding current economic conditions, interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the estimated fair value may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the estimates. Fair value estimates, methods and assumptions are set forth below for our financial instruments:

•	Cash and cash equivalents — The carrying amount is a reasonable estimate of fair value due to the short maturity of these instruments.

•	Restricted cash — The carrying amount is a reasonable estimate of fair value due to the nature of this instrument.

•	Mortgage-related receivables, net — The fair value is determined from dealer quotes for securities backed by similar receivables.

•	Mortgage-backed securities pledged, trading — The fair value, which represents the carrying value, is determined from quoted market prices.

•	Receivables under reverse-repurchase agreements — The carrying amount approximates fair value due to the short-term nature of this instrument.

•	Loans — The fair value of loans (including loans held for sale) is estimated using a combination of methods, including discounting estimated future cash flows, using quoted market prices for similar instruments or using quoted market prices for securities backed by similar loans.

•	Investments — For those investments carried at fair value, we determined the fair value based on quoted market prices, when available (see Note 7, Investments). For investments when no market information is available, we estimate fair value using various valuation tools including financial statements, budgets, and business plans as well as qualitative factors.

•	Repurchase agreements, credit facilities and term debt — Due to the adjustable rate nature of the borrowings, fair value is estimated to be the carrying value.

•	Owner Trust term debt — The fair value of the Owner Trust senior term debt is determined from dealer quotes on the associated senior notes issued by the Owner Trusts. The carrying amount we have recorded for the Owner Trust subordinated term debt approximates its fair value due to the nature of the instrument.

•	Convertible debt — The fair value is determined from quoted market prices.

•	Subordinated debt — The fair value is determined based on estimated market conditions using a discounted cash flow model.

•	Loan commitments and letters of credit — The fair value is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

•	Derivatives — The fair value of the interest rate swaps, interest rate swaptions, call options, interest rate caps, forward exchange contracts and Eurodollar futures is the estimated amount that we would receive or pay to terminate the contract at the reporting date as determined from quoted market prices.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value approximates fair value for all financial instruments discussed above as of December 31, 2007 and 2006, except as follows:

	December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)

Assets:
Mortgage-related receivables, net	$2,041,917	$1,997,264	$2,295,922	$2,287,324
Loans, net	9,581,718	9,346,674	7,547,339	7,505,741
Investments carried at cost	117,112	143,284	71,386	109,556
Liabilities:
Owner Trust term debt	1,987,774	1,982,076	2,270,872	2,275,078
Convertible debt	780,630	749,107	555,000	647,728
Subordinated debt	529,877	452,305	446,393	443,915
Loan commitments and letters of credit	—	72,158	—	61,273

Note 23.	Unaudited Quarterly Information

Unaudited quarterly information for each of the three months in the years ended December 31, 2007 and 2006, was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
	($ in thousands)

Interest income	$333,122	$344,043	$311,184	$289,554
Fee income	37,974	29,338	45,056	50,027

Total interest and fee income	371,096	373,381	356,240	339,581
Operating lease income	27,079	27,490	22,156	20,288

Total investment income	398,175	400,871	378,396	359,869
Interest expense	227,547	232,754	200,291	186,649

Net investment income	170,628	168,117	178,105	173,220
Provision for loan losses	33,952	12,353	17,410	14,926

Net investment income after provision for loan losses	136,676	155,764	160,695	158,294
Depreciation of direct real estate investments	8,928	8,924	7,390	6,762
Operating expenses	62,165	56,209	59,053	58,560
Other (expense) income	(52,151)	(49,627)	21,079	6,049
Noncontrolling interests expense	1,154	1,182	1,272	1,330

Net income before income taxes	12,278	39,822	114,059	97,691
Income taxes	27,312	11,557	29,693	19,001

Net (loss) income	$(15,034)	$28,265	$84,366	$78,690

Net (loss) income per share:
Basic	$(0.07)	$0.15	$0.45	$0.44
Diluted	(0.07)	0.15	0.45	0.43

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
	($ in thousands)

Interest income	$284,932	$280,066	$256,037	$195,498
Fee income	38,385	53,955	36,603	41,542

Total interest and fee income	323,317	334,021	292,640	237,040
Operating lease income	11,568	7,855	6,694	4,625

Total investment income	334,885	341,876	299,334	241,665
Interest expense	184,907	170,118	153,918	97,782

Net investment income	149,978	171,758	145,416	143,883
Provision for loan losses	30,529	24,849	11,471	14,713

Net investment income after provision for loan losses	119,449	146,909	133,945	129,170
Depreciation of direct real estate investments	4,118	3,087	2,628	1,635
Other operating expenses	54,393	50,144	51,063	48,984
Other income	14,950	10,738	11,296	344
Noncontrolling interests expense	1,361	1,259	1,230	861

Net income before income taxes and cumulative effect of accounting change	74,527	103,157	90,320	78,034
Income taxes	14,187	22,304	17,531	13,110

Net income before cumulative effect of accounting change	60,340	80,853	72,789	64,924
Cumulative effect of accounting change, net of taxes	—	—	—	370

Net income	$60,340	$80,853	$72,789	$65,294

Net income per share:
Basic	$0.35	$0.47	$0.43	$0.44
Diluted	0.34	0.47	0.43	0.42

Note 24.	Segment Data

SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. We operate as three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Finance segment comprises our commercial lending business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment activities.

Prior to 2006, we operated as a single business segment as substantially all of our activity was related to our commercial finance business. On January 1, 2006, we began presenting financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business activities and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and RMBS. Beginning in the fourth quarter of 2007, we are presenting

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes have been made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. We have reclassified all comparative prior period segment information to reflect our three reportable segments. The financial results of our operating segments as of and for the year ended December 31, 2007 and 2006, were as follows:

	Year Ended December 31, 2007
				Residential
	Commercial	Healthcare		Mortgage	Consolidated
	Finance	Net Lease		Investment	Total
	($ in thousands)

Total interest and fee income	$1,090,585	$1,362		$348,351	$1,440,298
Operating lease income	—	97,013		—	97,013
Interest expense	481,605	41,047	(1)	324,589	847,241
Provision for loan losses	77,576	—		1,065	78,641
Operating expenses(2)	220,550	41,441		6,000	267,991
Other income (expense)(3)	883	(369)		(75,164)	(74,650)
Noncontrolling interests expense	(1,037)	5,975		—	4,938

Net income (loss) before income taxes	312,774	9,543		(58,467)	263,850
Income taxes	87,563	—		—	87,563

Net income (loss)	$225,211	$9,543		$(58,467)	$176,287

Total assets as of December 31, 2007	$10,609,306	$1,098,287		$6,332,756	$18,040,349

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
			Residential
	Commercial	Healthcare	Mortgage	Consolidated
	Finance	Net Lease	Investment	Total
	($ in thousands)

Total interest and fee income	$919,496	$—	$267,522	$1,187,018
Operating lease income	—	30,742	—	30,742
Interest expense	344,988	11,176 (1)	250,561	606,725
Provision for loan losses	81,211	—	351	81,562
Operating expenses(2)	193,053	14,359	8,640	216,052
Other (expense) income(3)	37,297	(2,497)	2,528	37,328
Noncontrolling interests expense	(806)	5,517	—	4,711

Net income (loss) before income taxes and cumulative effect of accounting change	338,347	(2,807)	10,498	346,038
Income taxes	67,132	—	—	67,132

Net income (loss) before cumulative effect of accounting change	271,215	(2,807)	10,498	278,906
Cumulative effect of accounting change, net of taxes	370	—	—	370

Net income (loss)	$271,585	$(2,807)	$10,498	$279,276

Total assets as of December 31, 2006	$8,445,216	$790,233	$5,975,125	$15,210,574

(1)	Interest expense in our Healthcare Net Lease segment includes interest on its secured credit facility and mortgage debt as well as an allocation of interest on its allocated intercompany debt.

(2)	Operating expenses of our Healthcare Net Lease segment include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses. Operating expenses of our Residential Mortgage Investment segment consist primarily of direct expenses related to compensation and benefits and professional fees paid to our investment manager and other direct expenses.

(3)	Other (expense) income for our Residential Mortgage Investment segment includes the net of interest income and expense accruals related to certain of our derivatives along with the changes in fair value of our Agency MBS and related derivatives.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Reference is made to the Management Report on Internal Controls Over Financial Reporting on page 76.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A listing of our executive directors and their biographies are included under Item 1 in the section entitled “Executive Officers” on page 15 of this Form 10-K.

The members of our Board of Directors, their principal occupations and the Board committees on which they serve are as follows:

William G. Byrnes(1)
Private Investor

John K. Delaney
Chief Executive Officer and Chairman of the Board

Frederick W. Eubank, II(2)(4)
Managing Partner, Wachovia Capital Partners 2000, LLC

Jason M. Fish(4)
Consultant and Vice Chairman of the Board

Andrew B. Fremder(3)(4)
Member and Consultant, Farallon Capital Management, L.L.C and Farallon Partners, L.L.C.

Sara L. Grootwassink(1)(3)
Chief Financial Officer, Washington Real Estate Investment Trust

C. William Hosler(2)
Chief Financial Officer, Marcus & Millichap Holding Companies

Timothy M. Hurd(2)
Managing Director, Madison Dearborn Partners, LLC

Lawrence C. Nussdorf(1)
President and Chief Operating Officer, Clark Enterprises, Inc.

Thomas F. Steyer(2)
Senior Managing Member and Acting Chief Investment Officer,
Farallon Capital Management, L.L.C and Farallon Partners, L.L.C.

Biographies for our non-management directors and additional information pertaining to directors and executive officers and our corporate governance are incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 1, 2008.

Our Chairman and Chief Executive Officer and Chief Financial Officer have delivered, and we have filed with this Form 10-K, all certifications required by rules of the SEC and relating to, among other things, the Company’s financial statements, internal controls and the public disclosures contained in this Form 10-K. In addition, on May 25, 2007, our Chairman and Chief Executive Officer certified to the NYSE that he was not aware of any violations by the Company of the NYSE’s corporate governance listing standards and, as required by the rules of the NYSE, expects to provide a similar certification following the 2008 Annual Meeting.

(1) Audit Committee
(2) Compensation Committee
(3) Nominating and Corporate Governance Committee
(4) Credit Policy Committee

ITEM 11.	EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 1, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information pertaining to security ownership of management and certain beneficial owners of the registrant’s Common Stock is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 1, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information pertaining to certain relationships and related transactions and director independence is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 1, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information pertaining to principal accounting fees and services is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 1, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

The consolidated financial statements of the registrant as listed in the “Index to Consolidated Financial Statements” included in Item 8, Consolidated Financial Statements and Supplementary Data, on page 78 of this report, are filed as part of this report.

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

CAPITALSOURCE INC.

Date February 28, 2008	/s/ JOHN K. DELANEY John K. DelaneyChairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date February 28, 2008	/s/ THOMAS A. FINK Thomas A. FinkChief Financial Officer (Principal Financial Officer)

Date: February 28, 2008	/s/ DAVID C. BJARNASON David C. BjarnasonChief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

/s/ WILLIAM G. BYRNES	/s/ C. WILLIAM HOSLER

William G. Byrnes, Director	C. William Hosler, Director

/s/ FREDERICK W. EUBANK	/s/ TIMOTHY M. HURD

Frederick W. Eubank, Director	Timothy M. Hurd, Director

/s/ JASON M. FISH	/s/ LAWRENCE C. NUSSDORF

Jason M. Fish, Vice Chairman of the Board	Lawrence C. Nussdorf, Director

/s/ ANDREW M. FREMDER

Andrew M. Fremder, Director	Thomas F. Steyer, Director

/s/ SARA L. GROOTWASSINK

Sara L. Grootwassink, Director

INDEX TO EXHIBITS

Exhibit
No	Description

2.1	Agreement and Plan of Merger, dated May 17, 2007, by and among CapitalSource Inc., CapitalSource TRS Inc. and TierOne Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to exhibit 2.1 to the Form 8-K filed by CapitalSource on May 23, 2007).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the Form 8-K filed by CapitalSource on May 3, 2006).
3.2	Amended and Restated Bylaws (composite version; reflects all amendments through October 30, 2007) (incorporated by reference to exhibit 3.2 to the Form 10-Q filed by CapitalSource on November 9, 2007).
4.1	Form of Certificate of Common Stock of CapitalSource Inc. (incorporated by reference to exhibit 4.1 to the Registration Statement on Form S-8A 12B/A filed by CapitalSource on May 22, 2006).
4.2	Indenture dated as of July 30, 2007, by and between CapitalSource Inc., as Obligator, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to exhibit 4.20 to the Form 10-Q filed by CapitalSource on November 9, 2007).
4.2.1	First Supplemental Indenture dated as of July 30, 2007, by and between CapitalSource Inc., as Issuer, CapitalSource Finance LLC, as Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to exhibit 4.20.1 to the Form 10-Q filed by CapitalSource on November 9, 2007).
4.3	Form of 7.250% Senior Subordinated Convertible Note due 2037.†
4.4	Indenture dated as of September 28, 2006, by and among CapitalSource Commercial Loan Trust 2006-2, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to exhibit 4.16 to the Form 8-K filed by CapitalSource on October 4, 2006).
4.5	Indenture dated as of December 20, 2006, by and among CapitalSource Real Estate Loan Trust 2006-A, as the Issuer, CapitalSource Finance LLC, as Advancing Agent and Wells Fargo Bank, N.A., as Trustee, Paying Agent, Calculation Agent, Transfer Agent, Custodial Securities Intermediary, Backup Advancing Agent and Notes Registrar (incorporated by reference to exhibit 4.17 to the Form 8-K filed by CapitalSource on December 27, 2006).
4.6	Indenture dated as of April 19, 2007, by and between CapitalSource Funding VII Trust, as the Issuer, and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference to exhibit 4.19 to the Form 8-K filed by CapitalSource on April 25, 2007).
10.1	Office Lease Agreement, dated as of December 8, 2000, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC, as amended (incorporated by reference to exhibit 10.1 to the Registration Statement on Form S-1/A (Reg. No. 333-106076) filed by CapitalSource on June 12, 2003).
10.1.1	Third Amendment to Office Lease Agreement, dated as of August 1, 2003, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC (incorporated by reference to exhibit 10.1.1 to the Registration Statement on Form S-1 (Reg. No. 333-112002) filed by CapitalSource on February 2, 2004).
10.2	Amended and Restated Registration Rights Agreement, dated August 30, 2002, among CapitalSource Holdings LLC and the holders parties thereto (incorporated by reference to exhibit 10.11 to the Registration Statement on Form S-1 (Reg. No. 333-106076) filed by CapitalSource on June 12, 2003).
10.3	Amended Call Option Transaction Confirmation, dated as of April 4, 2007, between CapitalSource Inc. and JPMorgan Chase Bank (incorporated by reference to exhibit 10.23.1 to the Form 10-Q filed by CapitalSource on May 10, 2007).
10.4	Amended Warrant Transaction Confirmation, dated as of April 4, 2007, between CapitalSource Inc. and JPMorgan Chase Bank (incorporated by reference to exhibit 10.23.2 to the Form 10-Q filed by CapitalSource on May 10, 2007).
10.5	Call Option Transaction Confirmation, dated as of April 4, 2007, between CapitalSource Inc. and JPMorgan Chase Bank (incorporated by reference to exhibit 10.23.3 to the Form 10-Q filed by CapitalSource on May 10, 2007).

Exhibit
No	Description

10.6	Fourth Amended and Restated Intercreditor and Lockbox Administration Agreement, dated as of June 30, 2005, among Bank of America, N.A., as Lockbox Bank, CapitalSource Finance LLC, as Originator, Original Servicer and Lockbox Servicer, CapitalSource Funding Inc., as Owner, and the Financing Agents (incorporated by reference to exhibit 10.39 to the Form 10-Q filed by CapitalSource on August 5, 2005).
10.7	Fifth Amended and Restated Three Party Agreement Relating to Lockbox Services and Control, dated as of June 30, 2005, among Bank of America, N.A., as the Bank, CapitalSource Finance LLC, as Originator, Original Servicer and Lockbox Servicer, CapitalSource Funding Inc., as the Company, and the Financing Agents (incorporated by reference to exhibit 10.40 to the Form 10-Q filed by CapitalSource on August 5, 2005).
10.8	Credit Agreement, dated as of March 14, 2006, among CapitalSource Inc., as Borrower, the Guarantors and Lenders as listed in the Credit Agreement, Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A., as Issuing Lender, Wachovia Capital Markets, LLC, as Sole Bookrunner and Lead Arranger, and Bank of Montreal, Barclays Bank PLC and SunTrust Bank, as Co-Documentation Agents (composite version; reflects all amendments through December 19, 2007).†
10.9	Amended and Restated Sale and Servicing Agreement, dated as of April 28, 2006, among CSE QRS Funding I LLC, as Seller, CSE Mortgage LLC, as Originator and Servicer, Variable Funding Capital Company LLC, as Conduit Purchaser, Wachovia Bank, National Association, as Swingline Purchaser, Wachovia Capital Markets, LLC, as Administrative Agent and VFCC Agent, and Wells Fargo Bank, National Association, as Backup Servicer and Collateral Custodian (composite version; reflects all amendments through May 1, 2007).†
10.10	Sale and Servicing Agreement, dated as of September 28, 2006, by and among CapitalSource Commercial Loan Trust 2006-2, as the Issuer, CapitalSource Commercial Loan LLC, 2006-2, as the Trust Depositor, CapitalSource Finance LLC, as the Originator and as the Servicer, and Wells Fargo Bank, National Association, as the Indenture Trustee and as the Backup Servicer (incorporated by reference to exhibit 10.66 to the Form 8-K filed by CapitalSource on October 4, 2006).
10.11	Servicing Agreement, dated as of December 20, 2006, by and among CapitalSource Real Estate Loan Trust 2006-A, as the Issuer, Wells Fargo Bank, N.A, as Trustee and as the Backup Servicer and CapitalSource Finance LLC, as Collateral Manager, Servicer and Special Servicer (incorporated by reference to exhibit 10.67 to the Form 8-K filed by CapitalSource on December 27, 2006).
10.12	Collateral Management Agreement dated as of December 20, 2006, by and among CapitalSource Real Estate Loan Trust 2006-A, as the Issuer, and CapitalSource Finance LLC, as Collateral Manager (incorporated by reference exhibit 10.68 to the Form 8-K filed by CapitalSource on December 27, 2006).
10.13	Sale and Servicing Agreement, dated as of April 19, 2007, by and among CapitalSource Funding VII Trust, as Issuer, as the Issuer, and CS Funding VII Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to exhibit 10.73 to the Form 8-K filed by CapitalSource on April 25, 2007).
10.13.1	First Amendment to the Sale and Servicing Agreement, dated as of August 2, 2007, by and among CapitalSource Funding VII Trust, as Issuer, as the Issuer, and CS Funding VII Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer (incorporated by reference to exhibit 10.75 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.13.2	Second Amendment to the Sale and Servicing Agreement, dated as of October 15, 2007, by and among CapitalSource Funding VII Trust, as Issuer, as the Issuer, and CS Funding VII Depositor LLC, as Depositor, and CapitalSource Finance LLC, as Loan Originator and Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee, Collateral Custodian and Backup Servicer.†
10.14	Amended and Restated Sale and Servicing Agreement, as of October 30, 2007, by and among CapitalSource Real Estate Loan LLC 2007-A, as the Seller, CSE Mortgage LLC, as the Originator and as the Servicer, Citicorp North America, Inc., as the Administrative Agent, and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian.†

Exhibit
No		Description

10.15		Sale and Contribution Agreement, dated as of September 10, 2007, by and between CapitalSource Real Estate Loan LLC 2007-A, as the Buyer and CSE Mortgage LLC, as the Seller (incorporated by reference to exhibit 10.83 to the Form 8-K filed by CapitalSource on September 14, 2007).
10.16	*	Third Amended and Restated Equity Incentive Plan (composite version; reflects all amendments through March 8, 2007) (incorporated by reference to exhibit 10.12 to the Form 8-K filed by CapitalSource on March 13, 2007).
10.17.1	*	Form of Non-Qualified Option Agreement (2005) (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on January 31, 2005).
10.17.2	*	Form of Non-Qualified Option Agreement (2007) (incorporated by reference to exhibit 10.81 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.17.3	*	Form of Non-Qualified Option Agreement (2008).†
10.18.1	*	Form of Non-Qualified Option Agreement for Directors (2005) (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on January 31, 2005).
10.18.2	*	Form of Non-Qualified Option Agreement for Directors (2007) (incorporated by reference to exhibit 10.78 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.18.3	*	Form of Non-Qualified Option Agreement for Directors (2008).†
10.19.1	*	Form of Restricted Stock Agreement (2005) (incorporated by reference to exhibit 10.3 to the Form 8-K filed by CapitalSource on January 31, 2005).
10.19.2	*	Form of Restricted Stock Agreement (2007) (incorporated by reference to exhibit 10.79 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.19.3	*	Form of Restricted Stock Agreement (2008).†
10.20.1	*	Form of Restricted Stock Agreement for Directors (2007) (incorporated by reference to exhibit 10.76 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.20.2	*	Form of Restricted Stock Agreement for Directors (2008).†
10.21.1	*	Form of Restricted Unit Agreement (2007) (incorporated by reference to exhibit 10.70 to the Form 8-K filed by CapitalSource on March 13, 2007).
10.21.2	*	Form of Restricted Stock Unit Agreement (2007) (incorporated by reference to exhibit 10.80 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.21.3	*	Form of Restricted Stock Unit Agreement (2008).†
10.22.1	*	Form of Restricted Stock Unit Agreement for Directors (2007) (incorporated by reference to exhibit 10.77 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.22.2	*	Form of Restricted Stock Unit Agreement for Directors (2008).†
10.23	*	CapitalSource Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to exhibit 10.21 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.24	*	Summary of Non-employee Director Compensation.†
10.25	*	Form of Indemnification Agreement between the registrant and each of its non-employee directors (incorporated by reference to exhibit 10.4 to the Form 10-Q filed by CapitalSource on November 7, 2003).
10.26	*	Form of Indemnification Agreement between the registrant and each of its employee directors (incorporated by reference to exhibit 10.5 to the Form 10-Q filed by CapitalSource on November 7, 2003).
10.27	*	Form of Indemnification Agreement between the registrant and each of its executive officers (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on November 7, 2003).
10.28	*	Employment Agreement, dated as of June 6, 2006, between CapitalSource Inc. and John K. Delaney (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on June 8, 2006).
10.28.1	*	Non-Qualified Option Agreement, dated as of June 6, 2006, between CapitalSource Inc. and John K. Delaney (included as Exhibit A of the Employment Agreement incorporated by reference to exhibit 10.3 to the Form 8-K filed by CapitalSource on June 8, 2006).

Exhibit
No		Description

10.28.2	*	Non-Qualified Option Agreement, dated as of June 6, 2006, between CapitalSource Inc. and John K. Delaney (included as Exhibit B of the Employment Agreement incorporated by reference to exhibit 10.4 to the Form 8-K filed by CapitalSource on June 8, 2006).
10.29	*	Employment Agreement, dated as of April 4, 2005, between CapitalSource Inc. and Dean C. Graham (incorporated by reference to exhibit 10.36 to the Form 10-Q filed by CapitalSource on August 5, 2005).
10.29.1	*	Amendment to Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and Dean C. Graham (incorporated by reference to exhibit 10.36.1 to the Form 10-K filed by CapitalSource on March 9, 2006).
10.29.2	*	Amendment No. 2 to Employment Agreement, dated as of February 1, 2007, between CapitalSource Inc. and Dean C. Graham (incorporated by reference exhibit 10.36.2 to the Form 10-K filed by CapitalSource on March 1, 2007).
10.30	*	Employment Agreement, dated as of April 22, 2005, between CapitalSource Inc. and Michael C. Szwajkowski (incorporated by reference to exhibit 10.38 to the Form 10-Q filed by CapitalSource on August 5, 2005).
10.30.1	*	Amendment to Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and Michael Szwajkowski (incorporated by reference to exhibit 10.38.1 to the Form 10-K filed by CapitalSource on March 9, 2006).
10.31	*	Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and Thomas A. Fink (incorporated by reference to exhibit 10.44 to the Form 10-K filed by CapitalSource on March 9, 2006).
10.32	*	Non-Qualified Option Agreement, dated as of June 6, 2006, between CapitalSource Inc. and Jason M. Fish (incorporated by reference to exhibit 10.5 to the Form 8-K filed by CapitalSource on June 8, 2006).
10.33	*	Consulting Agreement, dated as of January 2, 2007, between CapitalSource Inc. and Jason M. Fish (incorporated by reference to exhibit 10.69 to the Form 10-K filed by CapitalSource on March 1, 2007).
10.34	*	Employment Agreement, dated as of February 1, 2007, between CapitalSource Inc. and Steven A. Museles.†
12.1		Ratio of Earnings to Fixed Charges.†
21.1		List of Subsidiaries.†
23.1		Consent of Ernst & Young LLP.†
31.1		Rule 13a — 14(a) Certification of Chairman of the Board and Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 Certifications.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.