Form 10-Q
period 2008-03-31
CAPITALSOURCE INC
filed 2008-05-12
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File No. 1-31753

CapitalSource Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	35-2206895 (I.R.S. Employer Identification No.)

4445 Willard Avenue, 12th Floor
Chevy Chase, MD 20815
(Address of Principal Executive Offices, Including Zip Code)

(800) 370-9431

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 1, 2008, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 236,019,225.

CapitalSource Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$270,789	$178,699
Restricted cash	527,258	513,803
Mortgage-related receivables, net	1,978,852	2,041,917
Mortgage-backed securities pledged, trading	3,310,176	4,060,605
Loans held for sale	37,989	94,327
Loans:
Loans	9,721,333	9,773,410
Less deferred loan fees and discounts	(151,291)	(147,089)
Less allowance for loan losses	(136,745)	(138,930)

Loans, net	9,433,297	9,487,391
Direct real estate investments, net	1,016,972	1,017,604
Investments	270,481	231,776
Other assets	855,624	414,227

Total assets	$17,701,438	$18,040,349

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,427,856	$3,910,027
Credit facilities	2,373,106	2,207,063
Term debt	7,021,686	7,255,675
Other borrowings	1,574,994	1,594,870
Other liabilities	605,586	444,997

Total liabilities	15,003,228	15,412,632
Noncontrolling interests	43,938	45,446
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 500,000,000 shares authorized; 234,844,241 and 220,704,800 shares issued and outstanding, respectively)	2,348	2,207
Additional paid-in capital	3,097,310	2,902,501
Accumulated deficit	(455,041)	(327,387)
Accumulated other comprehensive income, net	9,655	4,950

Total shareholders’ equity	2,654,272	2,582,271

Total liabilities, noncontrolling interests and shareholders’ equity	$17,701,438	$18,040,349

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	($ in thousands, except per
	share data)

Net investment income:
Interest income	$308,325	$289,554
Fee income	33,641	50,027

Total interest and fee income	341,966	339,581
Operating lease income	27,690	20,288

Total investment income	369,656	359,869
Interest expense	188,945	186,649

Net investment income	180,711	173,220
Provision for loan losses	5,659	14,926

Net investment income after provision for loan losses	175,052	158,294
Operating expenses:
Compensation and benefits	31,789	40,014
Depreciation of direct real estate investments	8,916	6,762
Other administrative expenses	26,804	18,546

Total operating expenses	67,509	65,322
Other (expense) income:
Diligence deposits forfeited	647	862
Gain on investments, net	1,141	6,163
Loss on derivatives	(38,111)	(2,255)
Loss on residential mortgage investment portfolio	(55,377)	(5,698)
Other (expense) income, net	(4,699)	6,977

Total other (expense) income	(96,399)	6,049
Noncontrolling interests expense	1,297	1,330

Net income before income taxes	9,847	97,691
Income taxes	3,076	19,001

Net income	$6,771	$78,690

Net income per share:
Basic	$0.03	$0.44
Diluted	$0.03	$0.43
Average shares outstanding:
Basic	220,085,148	179,324,672
Diluted	221,493,514	181,743,884
Dividends declared per share	$0.60	$0.58

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income, Net	Equity
	(Unaudited)
	($ in thousands)

Total shareholders’ equity as of December 31, 2007	$2,207	$2,902,501	$(327,387)	$4,950	$2,582,271
Net income	—	—	6,771	—	6,771
Other comprehensive income:
Unrealized gains, net of tax	—	—	—	4,705	4,705

Total comprehensive income					11,476
Dividends paid	—	1,856	(134,425)	—	(132,569)
Issuance of common stock, net	143	169,646	—	—	169,789
Stock option expense	—	(613)	—	—	(613)
Exercise of options	1	321	—	—	322
Restricted stock activity	(3)	1,748	—	—	1,745
Beneficial conversion option on convertible debt	—	24,727	—	—	24,727
Tax benefit on exercise of options	—	107	—	—	107
Tax expense on vesting of restricted stock grants	—	(2,983)	—	—	(2,983)

Total shareholders’ equity as of March 31, 2008	$2,348	$3,097,310	$(455,041)	$9,655	$2,654,272

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$6,771	$78,690
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option (benefit) expense	(613)	2,392
Restricted stock expense	7,127	8,320
Amortization of deferred loan fees and discounts	(23,952)	(24,814)
Paid-in-kind interest on loans	4,587	(6,103)
Provision for loan losses	5,659	14,926
Amortization of deferred financing fees and discounts	17,490	8,078
Depreciation and amortization	9,094	8,031
Benefit for deferred income taxes	(6,765)	(1,606)
Non-cash loss on investments, net	2,779	47
Non-cash loss on property and equipment disposals	2,276	127
Unrealized loss on derivatives and foreign currencies, net	46,189	329
Unrealized loss on residential mortgage investment portfolio, net	12,012	5,207
Net decrease in mortgage-backed securities pledged, trading	449,766	155,540
Amortization of discount on residential mortgage investments	(6,464)	(8,631)
Decrease (increase) in loans held for sale, net	64,344	(101,575)
(Increase) decrease in other assets	(79,701)	11,468
Increase in other liabilities	155,816	1,976

Cash provided by operating activities	666,415	152,402
Investing activities:
(Increase) decrease in restricted cash	(13,455)	105,354
Decrease in mortgage-related receivables, net	57,945	60,003
Decrease in receivables under reverse-repurchase agreements, net	—	25,577
Decrease (increase) in loans, net	57,354	(699,761)
Acquisition of real estate, net of cash acquired	(10,440)	(87,020)
Acquisition of investments, net	(48,882)	(8,506)
Acquisition of property and equipment, net	(523)	(2,800)

Cash provided by (used in) investing activities	41,999	(607,153)
Financing activities:
Payment of deferred financing fees	(7,383)	(2,097)
Repayments of repurchase agreements, net	(482,171)	(201,209)
Borrowings on credit facilities, net	155,871	886,180
Borrowings of term debt	—	40,000
Repayments of term debt	(234,005)	(429,075)
Borrowings of subordinated debt	—	36,593
Proceeds from issuance of common stock, net of offering costs	87,641	134,151
Proceeds from exercise of options	322	2,644
Tax (expense) benefit on share-based payments	(2,876)	7,596
Payment of dividends	(133,723)	(107,413)

Cash (used in) provided by financing activities	(616,324)	367,370

Increase (decrease) in cash and cash equivalents	92,090	(87,381)
Cash and cash equivalents as of beginning of period	178,699	396,151

Cash and cash equivalents as of end of period	$270,789	$308,770

Supplemental information:
Noncash transactions from investing and financing activities:
Proceeds from issuance of common stock, not yet received	$80,500	$—
Beneficial conversion option on convertible debt	24,727	—
Real estate acquired through foreclosure	14,504	—
Conversion of noncontrolling interests into common stock	1,508	11,533

See accompanying notes.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial finance, investment and asset management company operating as a real estate investment trust (“REIT”) and providing a broad array of financial products to middle market businesses. We primarily provide and invest in the following products:

•	First Mortgage Loans — Commercial loans that are secured by first mortgages on the property of the client;

•	Senior Secured Asset-Based Loans — Commercial loans that are underwritten based on our assessment of the client’s eligible collateral, including accounts receivable, real estate related receivables and inventory;

•	Senior Secured Cash Flow Loans — Commercial loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Direct Real Estate Investments — Investments in income-producing healthcare facilities that generally are leased through long-term, triple-net operating leases;

•	Second Lien and Mezzanine Loans — Commercial loans, including subordinated mortgage loans, that come after a client’s senior term loans in right of payment or upon liquidation;

•	Equity Investments — Opportunistic equity investments, typically in conjunction with commercial financing relationships and on the same terms as other equity investors; and

•	Residential Mortgage Investments — Investments in residential mortgage loans and residential mortgage-backed securities that constitute qualifying REIT assets.

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

For the three months ended March 31, 2007, we presented financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business activities and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”). Beginning in the fourth quarter of 2007, we began presenting financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes have been made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. We have reclassified all comparative prior period segment information to reflect our three reportable segments.

Note 2.	Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements Basis of Presentation

Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim unaudited consolidated

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on February 29, 2008 (the “Form 10-K”).

The accompanying financial statements reflect our consolidated accounts, including all of our consolidated subsidiaries and the related consolidated results of operations with all intercompany balances and transactions eliminated in consolidation.

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December 31, 2007 included in our Form 10-K. The following accounting policy has become a significant accounting policy during the three months ended March 31, 2008:

Fair Value Measurements

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants.

SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value. The hierarchy prioritizes observable data from active markets, placing measurements using those inputs in Level 1 of the fair value hierarchy, and gives the lowest priority to unobservable inputs and classifies these as Level 3 measurements. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

Level 2 — Valuations based on quoted prices for similar assets or in markets that are not active or for which all significant inputs are observable either directly or indirectly; and

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, management’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Note 3.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This statement applies whenever other accounting standards require or permit fair value measurement. In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), which delays the effective date of SFAS No. 157 for all non financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Therefore, we have not yet applied the provisions of SFAS No. 157 to items such as indefinite-lived assets and

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-lived assets measured at fair value for impairment assessment. Effective January 1, 2008, we adopted the provisions of SFAS No. 157, except for items covered by FSP SFAS 157-2, and it did not have a significant effect on fair value measurements in our consolidated financial statements. We have not completed our assessment of the impact of adoption of FSP SFAS 157-2 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits all entities to choose to measure eligible financial assets and liabilities at fair value (the “ Fair Value Option”). The fair value option may be applied on an instrument by instrument basis, and once elected, the option is irrevocable. Effective January 1, 2008, we adopted the provisions of SFAS No. 159, but decided not to elect the fair value option for any eligible financial assets and liabilities. Accordingly, the initial application of SFAS No. 159 did not have any effect on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”), which requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options (“affected securities”) to be recognized as an increase in additional paid-in capital and to be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The effective date for EITF 06-11 is the beginning of the first fiscal year beginning after September 15, 2007. We adopted EITF 06-11 on January 1, 2008, and it did not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also amends certain consolidation procedures for consistency with the requirements of SFAS No. 141(R). The effective date for SFAS No. 160 is the beginning of the first fiscal year beginning after December 15, 2008. We plan to adopt SFAS No. 160 on January 1, 2009. We have not completed our assessment of the impact of the adoption of SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS No. 161”), which intends to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative instruments and Hedging Activities (“SFAS No. 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. The effective date of SFAS No. 161 is the beginning of the first fiscal year beginning after November 15, 2008. We plan to adopt SFAS No. 161 on January 1, 2009. We have not completed our assessment of the impact of the adoption of SFAS No. 161 on our consolidated financial statements.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Mortgage-Related Receivables and Related Owners Trust Securitizations

In February 2006, we purchased beneficial interests in special purpose entities (“SPEs”) that acquired and securitized pools of adjustable rate, prime residential mortgage loans. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46(R)”), we determined that we were the primary beneficiary of the SPEs; therefore, we consolidated the assets and liabilities of such entities for financial statement purposes. In so doing, we also determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of these receivables, on our accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007. Recourse is limited to our purchased beneficial interests in the respective securitization trusts.

Recognized mortgage-related receivables are, in economic substance, mortgage loans. Such mortgage loans are all prime, hybrid adjustable-rate loans. At acquisition by us, mortgage loans that back mortgage-related receivables had a weighted average loan-to-value ratio of 73% and a weighted average Fair Isaac & Co. (“FICO”) score of 737.

As of March 31, 2008 and December 31, 2007, the carrying amount of our residential mortgage-related receivables, including accrued interest and the unamortized balance of purchase discounts, was $2.0 billion. As of March 31, 2008 and December 31, 2007, the weighted average interest rate on such receivables was 5.38%, and the weighted average contractual maturity was approximately 28 years. As of March 31, 2008, approximately 95% of recognized mortgage-related receivables were financed with permanent term debt that was recognized by us through the consolidation of the referenced SPEs.

As of March 31, 2008 and December 31, 2007, mortgage-related receivables, whose underlying mortgage loans are 90 days or more days past due or were in the process of foreclosure and foreclosed were as follows:

	March 31,		December 31,
	2008		2007
	($ in thousands)

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure	$21,366		$14,751
Percentage of mortgage-related receivables	1.08	%(1)	0.72	%(1)
Foreclosed assets	$5,756		$3,264
Percentage of mortgage-related receivables	0.29%		0.16%

(1)	By comparison, in their March 2008 Monthly Summary Reports (reflecting up to February 2008 performance), Fannie Mae and Freddie Mac reported single-family delinquency (“SDQ”) rates of 1.10% and 0.84%, respectively. The SDQ rates are based on loans 90 days or more delinquent or in foreclosure as of period end and in addition, the SDQ rate from Freddie Mac includes loans underlying their structured transactions. The comparable February statistic for mortgage-related receivables was 0.93%.

In connection with recognized mortgage-related receivables, we recorded provisions for loan losses of $2.7 million for the three months ended March 31, 2008. For the three months ended March 31, 2007, no provision for loan losses were recorded. During the three months ended March 31, 2008, we charged off $0.9 million of these mortgage-related receivables. No such amounts were charged off during the three months ended March 31, 2007. The allowance for loan losses was $2.6 million and $0.8 million as of March 31, 2008 and December 31, 2007, respectively, and was recorded in the accompanying consolidated balance sheets as a reduction to the carrying value of mortgage-related receivables.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Residential Mortgage-Backed Securities and Certain Derivative Instruments

We invest in RMBS, which are securities collateralized by residential mortgage loans. These securities include mortgage-backed securities that were issued and are guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency MBS”). We also invest in RMBS issued by non-government-sponsored entities that are credit-enhanced through the use of subordination or in other ways (hereinafter, “Non-Agency MBS”). Our portfolio of Agency MBS comprised hybrid adjustable-rate securities with varying fixed period terms. We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying consolidated balance sheets. For additional information about our Non-Agency MBS, see Note 7, Investments.

As of March 31, 2008 and December 31, 2007, we owned Agency MBS with a face value of $3.2 billion and $4.0 billion, respectively, that were pledged as collateral for repurchase agreements used to finance the acquisition of these investments. The weighted average net coupon of Agency MBS in our portfolio was 5.07% as of March 31, 2008 and December 31, 2007.

As of March 31, 2008 and December 31, 2007, the fair values of Agency MBS, including accrued interest, in our portfolio were $3.3 billion and $4.1 billion, respectively. For the three months ended March 31, 2008 and 2007, we recognized $15.3 million and $9.8 million of unrealized gains, respectively, related to these investments as a component of (loss) gain on residential mortgage investment portfolio in the accompanying consolidated statements of income. During the three months ended March 31, 2008, we sold Agency MBS with a face value of $591.4 million, of which $294.3 million remained unsettled and is included on other assets in the accompanying consolidated balance sheets. We recognized a $1.3 million gain related to these sales as a component of (loss) gain on residential mortgage investment portfolio in the accompanying consolidated statements of income. During the three months ended March 31, 2008, we also unwound derivatives related to the sold Agency MBS.

We use various derivative instruments to hedge the interest rate risk associated with the mortgage investments in our portfolio with the risk management objective to maintain approximately a zero, net duration position. We account for these derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust these instruments to fair value through income as a component of (loss) gain on residential mortgage investment portfolio in the accompanying consolidated statements of income. During the three months ended March 31, 2008 and 2007, we recognized net realized and unrealized losses of $71.4 million and $8.5 million, respectively, related to these derivative instruments. These amounts include interest-related accruals that we recognize in connection with the periodic settlement of these instruments.

Note 6.	Commercial Loans and Credit Quality

As of March 31, 2008 and December 31, 2007, our total commercial loan portfolio had outstanding balances of $9.8 billion and $9.9 billion, respectively. Included in these amounts were loans held for sale with outstanding balances of $38.0 million and $94.3 million as of March 31, 2008 and December 31, 2007, respectively. Our loans held for sale were recorded at the lower of cost or fair value on the accompanying consolidated balance sheets. During the three months ended March 31, 2008, we transferred $44.4 million of loans designated as held for sale back to the loan portfolio based upon our intent and ability to retain the loans for investment. During the three months ended March 31, 2008 and 2007, we recognized net gains on the sale of loans of $2.2 million and $1.4 million, respectively.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Quality

As of March 31, 2008 and December 31, 2007, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial finance portfolio were as follows:

	March 31,	December 31,
Commercial Loan Asset Classification	2008	2007
	($ in thousands)

Loans 60 or more days contractually delinquent	$74,750	$74,298
Non-accrual loans(1)	174,472	170,522
Impaired loans(2)	395,895	318,945
Less: loans in multiple categories	(238,622)	(226,021)

Total	$406,495	$337,744

Total as a percentage of total loans	4.17%	3.42%

(1)	Includes commercial loans with aggregate principal balances of $49.9 million and $55.5 million as of March 31, 2008 and December 31, 2007, respectively, which were also classified as loans 60 or more days contractually delinquent. As of March 31, 2008 and December 31, 2007, there were no loans classified as held for sale that were placed on non-accrual status.

(2)	Includes commercial loans with aggregate principal balances of $64.2 million and $55.5 million as of March 31, 2008 and December 31, 2007, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with aggregate principal balances of $174.5 million and $170.5 million as of March 31, 2008 and December 31, 2007, respectively, which were also classified as loans on non-accrual status. The carrying values of impaired commercial loans were $390.6 million and $311.6 million as of March 31, 2008 and December 31, 2007, respectively.

Consistent with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include loans for which we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us, as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. As of March 31, 2008 and December 31, 2007, we had $128.6 million and $119.7 million of impaired commercial loans, respectively, with allocated reserves of $26.3 million and $27.4 million, respectively. As of March 31, 2008 and December 31, 2007, we had $267.3 million and $199.2 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal and interest amounts due.

The average balances of impaired commercial loans during the three months ended March 31, 2008 and 2007, were $367.4 million and $281.0 million, respectively. The total amounts of interest income that we recognized on impaired commercial loans during the three months ended March 31, 2008 and 2007, were $5.8 million and $3.0 million, respectively. The amounts of cash basis interest income that we recognized on impaired commercial loans during the three months ended March 31, 2008 and 2007, were $3.6 million and $2.7 million, respectively. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been increased by $8.6 million and $7.5 million for the three months ended March 31, 2008 and 2007, respectively.

During the three months ended March 31, 2008, commercial loans with an aggregate carrying value of $60.2 million, as of their respective restructuring date, were involved in troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings occurred. As of March 31, 2008, commercial loans with an aggregate carrying value of $320.6 million were involved in troubled debt restructurings. Additionally, under SFAS No. 114, loans involved in troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial loans that were involved in troubled debt restructurings was $20.8 million as of March 31, 2008. For the year ended December 31, 2007, commercial loans with an aggregate carrying value of $235.5 million as of their respective restructuring date, were involved in troubled debt restructurings. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $23.1 million as of December 31, 2007.

Activity in the allowance for loan losses related to our Commercial Finance segment for the three months ended March 31, 2008 and 2007, was as follows:

	Three Months Ended March 31,
	2008	2007
	($ in thousands)

Balance as of beginning of period	$138,930	$120,575
Provision for loan losses	2,971	14,926
Charge offs, net	(5,156)	(10,265)

Balance as of end of period	$136,745	$125,236

Note 7.	Investments

Investments as of March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
	($ in thousands)

Investments carried at cost	$126,385	$127,183
Investments carried at fair value:
Investments available-for-sale	55,529	13,440
Warrants	9,917	8,994
Investments accounted for under the equity method	78,650	82,159

Total	$270,481	$231,776

During the three months ended March 31, 2008 and 2007, we sold investments for $2.7 million and $7.6 million, respectively, recognizing net pretax gains of $1.9 million and $5.6 million, respectively. During the three months ended March 31, 2008 and 2007, we also recorded other-than-temporary declines in the fair value of our Non-Agency MBS of $0.7 million and $7.0 million, respectively, as a component of (loss) gain on residential mortgage investment portfolio in the accompanying consolidated statements of income in accordance with FASB Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets. During the three months ended March 31, 2008 and 2007, we recorded other-than-temporary impairments of $2.2 million and $7.0 million, respectively, relating to our investments carried at cost.

Note 8.  Guarantor Information

The following represents the supplemental consolidating condensed financial information of CapitalSource Inc., which, as discussed in Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2007 included in our Form 10-K, is the issuer of both Senior Debentures and Subordinated Debentures (together, the “Debentures,”), and CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of the Debentures, and our subsidiaries that are not guarantors of the Debentures, as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007. CapitalSource Finance, a 100% owned indirect subsidiary of CapitalSource Inc., has guaranteed the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
March 31, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Assets
Cash and cash equivalents	$558	$128,690	$114,482	$27,059	$—	$270,789
Restricted cash	—	73,630	104,194	349,434	—	527,258
Mortgage-related receivables, net	—	—	—	1,978,852	—	1,978,852
Mortgage-backed securities pledged, trading	—	—	—	3,310,176	—	3,310,176
Loans held for sale	—	2,838	27,564	7,587	—	37,989
Loans:
Loans	—	4,114,510	605,724	5,001,103	(4)	9,721,333
Less deferred loan fees and discounts	—	(36,431)	(55,820)	(59,527)	487	(151,291)
Less allowance for loan losses	—	—	(105,612)	(31,133)	—	(136,745)

Loans, net	—	4,078,079	444,292	4,910,443	483	9,433,297
Direct real estate investments, net	—	—	—	1,016,972	—	1,016,972
Investment in subsidiaries	3,965,974	—	892,445	1,276,594	(6,135,013)	—
Intercompany note receivable	75,000	9	331,231	165,215	(571,455)	—
Investments	—	118,413	37,632	114,650	(214)	270,481
Other assets	100,026	30,865	132,460	612,125	(19,852)	855,624

Total assets	$4,141,558	$4,432,524	$2,084,300	$13,769,107	$(6,726,051)	$17,701,438

Liabilities, noncontrolling interests and shareholders’ equity
Liabilities:
Repurchase agreements	$—	$—	$—	$3,427,856	$—	$3,427,856
Credit facilities	710,000	858,905	58,639	745,562	—	2,373,106
Term debt	—	2,522,021	3,151	4,496,512	2	7,021,686
Other borrowings	758,758	—	532,965	283,271	—	1,574,994
Other liabilities	18,314	112,115	48,223	446,792	(19,858)	605,586
Intercompany note payable	—	46,849	165,215	359,391	(571,455)	—

Total liabilities	1,487,072	3,539,890	808,193	9,759,384	(591,311)	15,003,228
Noncontrolling interests	—	210	—	43,749	(21)	43,938
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2,348	—	—	—	—	2,348
Additional paid-in capital	3,097,310	275,528	81,139	3,403,103	(3,759,770)	3,097,310
(Accumulated deficit) retained earnings	(454,827)	602,670	1,180,525	552,914	(2,336,323)	(455,041)
Accumulated other comprehensive income, net	9,655	14,226	14,443	9,957	(38,626)	9,655

Total shareholders’ equity	2,654,486	892,424	1,276,107	3,965,974	(6,134,719)	2,654,272

Total liabilities, noncontrolling interests and shareholders’ equity	$4,141,558	$4,432,524	$2,084,300	$13,769,107	$(6,726,051)	$17,701,438

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$—	$151,511	$19,005	$8,183	$—	$178,699
Restricted cash	—	80,782	168,928	264,093	—	513,803
Mortgage-related receivables, net	—	—	—	2,041,917	—	2,041,917
Mortgage-backed securities pledged, trading	—	—	—	4,060,605	—	4,060,605
Loans held for sale	—	78,675	15,652	—	—	94,327
Loans:
Loans	—	4,215,031	488,166	5,070,770	(557)	9,773,410
Less deferred loan fees and discounts	—	(37,052)	(61,492)	(49,053)	508	(147,089)
Less allowance for loan losses	—	—	(107,611)	(31,319)	—	(138,930)

Loans, net	—	4,177,979	319,063	4,990,398	(49)	9,487,391
Direct real estate investments, net	—	—	—	1,017,604	—	1,017,604
Investment in subsidiaries	3,777,732	—	1,079,432	1,217,739	(6,074,903)	—
Intercompany note receivable	75,000	9	286,101	207,806	(568,916)	—
Investments	—	122,240	39,536	70,000	—	231,776
Other assets	18,046	48,729	113,104	255,504	(21,156)	414,227

Total assets	$3,870,778	$4,659,925	2,040,821	14,133,849	(6,665,024)	$18,040,349

Liabilities, noncontrolling interests and shareholders’ equity
Liabilities:
Repurchase agreements	$—	$12,674	$—	$3,897,353	$—	$3,910,027
Credit facilities	480,237	932,195	—	794,631	—	2,207,063
Term debt	—	2,570,125	6,114	4,679,987	(551)	7,255,675
Other borrowings	780,630	—	529,877	284,363	—	1,594,870
Other liabilities	27,640	18,634	79,793	340,092	(21,162)	444,997
Intercompany note payable	—	46,849	207,806	314,261	(568,916)	—

Total liabilities	1,288,507	3,580,477	823,590	10,310,687	(590,629)	15,412,632
Noncontrolling interests	—	34	—	45,430	(18)	45,446
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2,207	—	—	—	—	2,207
Additional paid-in capital	2,902,501	524,914	90,979	3,256,263	(3,872,156)	2,902,501
(Accumulated deficit) retained earnings	(327,387)	549,305	1,120,817	516,216	(2,186,338)	(327,387)
Accumulated other comprehensive income, net	4,950	5,195	5,435	5,253	(15,883)	4,950

Total shareholders’ equity	2,582,271	1,079,414	1,217,231	3,777,732	(6,074,377)	2,582,271

Total liabilities, noncontrolling interests and shareholders’ equity	$3,870,778	$4,659,925	2,040,821	14,133,849	(6,665,024)	$18,040,349

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended March 31, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$1,194	$106,756	$12,337	$189,233	$(1,195)	$308,325
Fee income	—	9,076	13,648	10,938	(21)	33,641

Total interest and fee income	1,194	115,832	25,985	200,171	(1,216)	341,966
Operating lease income	—	—	—	27,690	—	27,690

Total investment income	1,194	115,832	25,985	227,861	(1,216)	369,656
Interest expense	19,263	43,301	11,927	115,648	(1,194)	188,945

Net investment (loss) income	(18,069)	72,531	14,058	112,213	(22)	180,711
Provision for loan losses	—	—	3,157	2,502	—	5,659

Net investment (loss) income after provision for loan losses	(18,069)	72,531	10,901	109,711	(22)	175,052
Operating expenses:
Compensation and benefits	255	2,634	28,900	—	—	31,789
Depreciation on direct real estate investments	—	—	—	8,916	—	8,916
Other administrative expenses	11,389	1,743	19,780	3,115	(9,223)	26,804

Total operating expenses	11,644	4,377	48,680	12,031	(9,223)	67,509
Other income (expense):
Diligence deposits forfeited	—	92	555	—	—	647
Gain (loss) on investments, net	—	575	1,174	(394)	(214)	1,141
(Loss) gain on derivatives	—	(9,469)	26,908	(55,550)	—	(38,111)
Loss on residential mortgage investment portfolio	—	—	—	(55,377)	—	(55,377)
Other income, net of expenses	—	(4,815)	11,494	(2,155)	(9,223)	(4,699)
Earnings in subsidiaries	36,698	—	53,368	59,687	(149,753)	—
Intercompany	—	(997)	3,989	(2,992)	—	—

Total other income (expense)	36,698	(14,614)	97,488	(56,781)	(159,190)	(96,399)
Noncontrolling interests expense	—	175	—	1,125	(3)	1,297

Net income before income taxes	6,985	53,365	59,709	39,774	(149,986)	9,847
Income taxes	—	—	—	3,076	—	3,076

Net income	$6,985	$53,365	$59,709	$36,698	$(149,986)	$6,771

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended March 31, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
	CapitalSource	Non-Guarantor	Guarantor	Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$7,450	$113,038	$23,889	$152,915	$(7,738)	$289,554
Fee income	—	22,749	18,839	8,439	—	50,027

Total interest and fee income	7,450	135,787	42,728	161,354	(7,738)	339,581
Operating lease income	—	—	—	20,288	—	20,288

Total investment income	7,450	135,787	42,728	181,642	(7,738)	359,869
Interest expense	10,266	54,688	14,662	114,771	(7,738)	186,649

Net investment (loss) income	(2,816)	81,099	28,066	66,871	—	173,220
Provision for loan losses	—	—	12,301	2,625	—	14,926

Net investment (loss) income after provision for loan losses	(2,816)	81,099	15,765	64,246	—	158,294
Operating expenses:
Compensation and benefits	637	5,333	34,044	—	—	40,014
Depreciation of direct real estate investments	—	—	—	6,762	—	6,762
Other administrative expenses	11,931	957	15,229	1,742	(11,313)	18,546

Total operating expenses	12,568	6,290	49,273	8,504	(11,313)	65,322
Other income (expense):
Diligence deposits forfeited	—	—	862	—	—	862
Gain on investments, net	—	6,095	68	—	—	6,163
Loss on derivatives	—	(278)	(1,915)	(62)	—	(2,255)
Loss on residential mortgage investment portfolio	—	—	—	(5,698)	—	(5,698)
Other income, net of expenses	—	2,298	15,992	—	(11,313)	6,977
Earnings in subsidiaries	94,074	—	81,518	64,446	(240,038)	—
Intercompany	—	(1,429)	1,429	—	—	—

Total other income	94,074	6,686	97,954	58,686	(251,351)	6,049
Noncontrolling interests expense	—	(20)	—	1,353	(3)	1,330

Net income before income taxes	78,690	81,515	64,446	113,075	(240,035)	97,691
Income taxes	—	—	—	19,001	—	19,001

Net income	$78,690	$81,515	$64,446	$94,074	$(240,035)	$78,690

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash flows
Three Months Ended March 31, 2008

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$6,985	$53,365	$59,709	$36,698	$(149,986)	$6,771
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	(181)	(432)	—	—	(613)
Restricted stock expense	—	690	6,437	—	—	7,127
Amortization of deferred loan fees and discounts	—	(9,500)	(7,582)	(6,870)	—	(23,952)
Paid-in-kind interest on loans	—	3,560	(2,662)	3,689	—	4,587
Provision for loan losses	—	—	3,158	2,501	—	5,659
Amortization of deferred financing fees and discounts	6,651	5,108	124	5,607	—	17,490
Depreciation and amortization	—	133	968	7,993	—	9,094
Benefit for deferred income taxes	—	—	—	(6,765)	—	(6,765)
Non-cash loss on investments, net	—	1,861	906	12	—	2,779
Non-cash loss on property and equipment disposals	—	52	1,481	743	—	2,276
Unrealized loss (gain) on derivatives and foreign currencies, net	—	17,525	(19,279)	47,943	—	46,189
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	12,012	—	12,012
Net decrease in mortgage-backed securities pledged, trading	—	—	—	449,766	—	449,766
Amortization of discount on residential mortgage investments	—	—	—	(6,464)	—	(6,464)
Decrease (increase) in loans held for sale, net	—	64,348	—	(4)	—	64,344
(Increase) decrease in intercompany note receivable	—	—	(45,130)	42,591	2,539	—
(Increase) decrease in other assets	(488)	2,170	22,386	(102,465)	(1,304)	(79,701)
(Decrease) increase in other liabilities	(10,073)	94,228	(40,023)	110,380	1,304	155,816
Net transfers with subsidiaries	(182,886)	(227,002)	192,596	67,033	150,259	—

Cash (used in) provided by operating activities	(179,811)	6,357	172,657	664,400	2,812	666,415
Investing activities:
Decrease (increase) in restricted cash	—	7,152	64,734	(85,341)	—	(13,455)
Decrease in mortgage-related receivables, net	—	—	—	57,945	—	57,945
Decrease (increase) in loans, net	—	138,376	(155,722)	75,740	(1,040)	57,354
Acquisition of real estate, net of cash acquired	—	—	—	(10,440)	—	(10,440)
Disposal (acquisition) of investments, net	—	838	3,135	(53,069)	214	(48,882)
Disposal (acquisition) of property and equipment, net	—	234	(757)	—	—	(523)

Cash provided by (used in) provided by investing activities	—	146,600	(88,610)	(15,165)	(826)	41,999
Financing activities:
Payment of deferred financing fees	(4,788)	(1,143)	(242)	(1,210)	—	(7,383)
(Decrease) increase in intercompany note payable	—	—	(42,591)	45,130	(2,539)	—
Repayments of repurchase agreeements, net	—	(12,674)	—	(469,497)	—	(482,171)
Borrowings on (repayments of) credit facilities, net	229,763	(78,010)	54,279	(50,161)	—	155,871
Borrowings of term debt	—	(553)	—	—	553	—
Repayments of term debt	—	(83,398)	(16)	(150,591)	—	(234,005)
Proceeds from issuance of common stock, net of offering costs	87,641	—	—	—	—	87,641
Proceeds from exercise of options	322	—	—	—	—	322
Tax expense on share based payments	—	—	—	(2,876)	—	(2,876)
Payment of dividends	(132,569)	—	—	(1,154)	—	(133,723)

Cash provided by (used in) financing activities	180,369	(175,778)	11,430	(630,359)	(1,986)	(616,324)

Increase (decrease) in cash and cash equivalents	558	(22,821)	95,477	18,876	—	92,090
Cash and cash equivalents as of beginning of period	—	151,511	19,005	8,183	—	178,699

Cash and cash equivalents as of end of period	$558	$128,690	$114,482	$27,059	$—	$270,789

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$78,690	$81,515	$64,446	$94,074	$(240,035)	$78,690
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	176	2,216	—	—	2,392
Restricted stock expense	—	1,340	6,980	—	—	8,320
Amortization of deferred loan fees and discounts	—	(7,411)	(11,171)	(6,232)	—	(24,814)
Paid-in-kind interest on loans	—	1,920	(6,126)	(1,897)	—	(6,103)
Provision for loan losses	—	—	12,301	2,625	—	14,926
Amortization of deferred financing fees and discounts	880	3,049	109	4,040	—	8,078
Depreciation and amortization	—	40	782	7,209	—	8,031
Benefit for deferred income taxes	—	—	—	(1,606)	—	(1,606)
Non-cash (gain) loss on investments, net	—	(188)	235	—	—	47
Non-cash loss on property and equipment disposals	—	95	32	—	—	127
Unrealized loss (gain) on derivatives and foreign currencies, net	—	336	(270)	263	—	329
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	5,207	—	5,207
Net decrease in mortgage-backed securities pledged, trading	—	—	—	155,540	—	155,540
Amortization of discount on residential mortgage investments	—	—	—	(8,631)	—	(8,631)
Increase in loans held for sale, net	—	(65,701)	(35,874)	—	—	(101,575)
Decrease in intercompany note receivable	—	2,137	1,234	—	(3,371)	—
(Increase) decrease in other assets	(5,910)	(696)	(14,260)	15,133	17,201	11,468
Increase (decrease) in other liabilities	7,489	(13,219)	(2,670)	24,293	(13,917)	1,976
Net transfers with subsidiaries	(154,733)	(79,790)	125,225	(130,737)	240,035	—

Cash (used in) provided by operating activities	(73,584)	(76,397)	143,189	159,281	(87)	152,402
Investing activities:
Decrease in restricted cash	—	41,284	59,928	4,142	—	105,354
Decrease in mortgage-related receivables, net	—	—	—	60,003	—	60,003
Decrease in receivables under reverse-repurchase agreements, net	—	25,577	—	—	—	25,577
Increase in loans, net	(1,560)	(51,819)	(267,506)	(376,084)	(2,792)	(699,761)
Acquisition of real estate, net of cash acquired	—	—	—	(87,020)	—	(87,020)
Acquisition of investments, net	—	(5,403)	(1,403)	(1,700)	—	(8,506)
Acquisition of property and equipment, net	—	(483)	(2,317)	—	—	(2,800)

Cash (used in) provided by investing activities	(1,560)	9,156	(211,298)	(400,659)	(2,792)	(607,153)
Financing activities:
Payment of deferred financing fees	(59)	(772)	(1,079)	(187)	—	(2,097)
Decrease in intercompany note payable	—	(3,370)	(1)	—	3,371	—
Repayments of repurchase agreeements, net	—	(24,881)	—	(176,328)	—	(201,209)
Borrowings on credit facilities, net	44,315	418,583	42,098	381,184	—	886,180
Borrowings of term debt	—	492	—	40,000	(492)	40,000
Repayments of term debt	—	(368,621)	(177)	(60,277)	—	(429,075)
Borrowings of subordinated debt	—	—	36,593	—	—	36,593
Proceeds from issuance of common stock, net of offering costs	134,151	—	—	—	—	134,151
Proceeds from exercise of options	2,644	—	—	—	—	2,644
Tax benefits on share based payments	—	—	—	7,596	—	7,596
Payment of dividends	(106,064)	—	—	(1,349)	—	(107,413)

Cash provided by financing activities	74,987	21,431	77,434	190,639	2,879	367,370

(Decrease) increase in cash and cash equivalents	(157)	(45,810)	9,325	(50,739)	—	(87,381)
Cash and cash equivalents as of beginning of period	157	238,224	46,723	111,047	—	396,151

Cash and cash equivalents as of end of period	$—	$192,414	$56,048	$60,308	$—	$308,770

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Direct Real Estate Investments

Our direct real estate investments primarily consist of long-term care facilities generally leased through long-term, triple-net operating leases. During the three months ended March 31, 2008, our gross direct real estate investments increased by $8.3 million primarily through the acquisition of one skilled nursing facility. Our direct real estate investments as of March 31, 2008 and December 31, 2007, were as follows:

	March 31,	December 31,
	2008	2007
	($ in thousands)

Land	$107,197	$106,620
Buildings	910,301	902,863
Furniture and equipment	51,814	51,545
Accumulated depreciation	(52,340)	(43,424)

Total	$1,016,972	$1,017,604

Note 10.	Borrowings

For a detailed discussion of our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2007 included in our Form 10-K. The following changes to our borrowings occurred during the three months ended March 31, 2008.

Repurchase Agreements

As of March 31, 2008, we had 12 master repurchase agreements with various financial institutions used to finance the purchases of RMBS. As of March 31, 2008 and December 31, 2007 the aggregate amounts outstanding under our repurchase agreements used to finance purchases of RMBS were $3.4 billion and $3.9 billion, respectively. As of March 31, 2008, $282.8 million of outstanding repurchase agreements were collateralized by Agency MBS with a fair value of $298.5 million including accrued interest that were sold but not yet settled. As of March 31, 2008 and December 31, 2007, our repurchase agreements had weighted average borrowing rates of 3.19% and 5.12%, respectively, and weighted average remaining maturities of 1.9 months and 2.5 months, respectively. The terms of most of our borrowings pursuant to repurchase agreements typically reset every 30 days. During 2007, we negotiated longer terms for some of these repurchase agreements with several counterparties and as of March 31, 2008, approximately 29% of the borrowings outstanding under our repurchase agreements had maturities ranging from May 1, 2008 to February 10, 2009. As of March 31, 2008 and December 31, 2007, our repurchase agreements were collateralized by Agency MBS with a fair value of $3.3 billion and $4.1 billion, respectively, including accrued interest, and cash deposits of $40.6 million and $29.2 million, respectively, made to cover margin calls.

Credit Facilities

We utilize both secured and unsecured credit facilities, primarily to fund our commercial loans, finance certain of our direct real estate investments and for general corporate purposes. Our committed credit facility capacities were $5.3 billion and $5.6 billion as of March 31, 2008 and December 31, 2007, respectively.

In February 2008, we exercised our option to extend the maturity date of our $1.07 billion unsecured credit facility from March 13, 2009 to March 13, 2010.

During the three months ended March 31, 2008, our CAD $75.1 million unsecured credit facility and our $200.0 million secured credit facility matured as scheduled.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Debt

In January 2008, we repaid all amounts outstanding under our series 2004-1 Term Debt notes.

Other Borrowings

Other borrowings as of March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
	($ in thousands)

Convertible debt, net(1)	$758,758	$780,630
Subordinated debt	532,965	529,877
Mortgage debt	283,271	284,363

Total	$1,574,994	$1,594,870

(1)	Amounts presented are net of $41.8 million and $19.7 million in beneficial conversion options, net of amortization, as of March 31, 2008 and December 31, 2007, respectively.

Note 11.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the three months ended March 31, 2008 was as follows:

Outstanding as of December 31, 2007	220,704,800
Issuance of common stock	14,135,804
Exercise of options	47,390
Restricted stock and other stock grants, net	(43,753)

Outstanding as of March 31, 2008	234,844,241

Dividend Reinvestment and Stock Purchase Plan

We offer a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three months ended March 31, 2008 and 2007, we recorded $148.2 million and $126.3 million, respectively, related to the direct purchase of 12.1 million and 5.1 million shares of our common stock pursuant to the DRIP, respectively. In addition, we received proceeds of $21.1 million and $7.8 million related to cash dividends reinvested in 2.0 million and 0.3 million shares of our common stock during the three months ended March 31, 2008 and 2007, respectively.

Note 12.	Income Taxes

We elected REIT status under the Internal Revenue Code (the “Code”) when we filed our federal income tax return for the year ended December 31, 2006. To continue to qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. As a REIT, we generally are not subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). If we fail to qualify as a REIT in any taxable year, all of our taxable income for that year would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. In addition, we would be disqualified from being taxed as a REIT for the four taxable years

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following the year during which qualification was lost, unless we were entitled to relief under specific statutory provisions. We will still be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

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

During the three months ended March 31, 2008 and 2007, we recorded $3.1 million and $19.0 million of income tax expense, respectively. Our effective income tax rate on our consolidated net income was 31.2% and 19.5% for the three months ended March 31, 2008 and 2007, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by some of these tax jurisdictions for tax years 2003 through 2006. We are currently under examination by the Internal Revenue Service and certain states for the tax years 2004 and 2005.

Note 13.  Comprehensive Income

Comprehensive income for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
	($ in thousands)

Net income	$6,771	$78,690
Unrealized loss on available-for-sale securities, net of tax	(4,303)	(2,704)
Unrealized gain on foreign currency translation, net of tax	9,762	620
Loss on cash flow hedges, net of tax	(754)	(328)

Comprehensive income	$11,476	$76,278

Accumulated other comprehensive income, net as of March 31, 2008 and December 31, 2007 was as follows:

	March 31,	December 31,
	2008	2007
	($ in thousands)

Unrealized loss on available-for-sale securities, net of tax	$(4,692)	$(389)
Unrealized gain on foreign currency translation, net of tax	14,111	4,349
Unrealized gain on cash flow hedge, net of tax	236	990

Accumulated other comprehensive income, net	$9,655	$4,950

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net Income per Share

The computations of basic and diluted net income per share for the three months ended March 31, 2008 and 2007, respectively, were as follows:

	Three Months Ended
	March 31,
	2008	2007
	($ in thousands, except share data)

Basic net income per share:
Net income	$6,771	$78,690
Average shares — basic	220,085,148	179,324,672
Basic net income per share	$0.03	$0.44

Diluted net income per share:
Net income	$6,771	$78,690
Average shares — basic	220,085,148	179,324,672
Effect of dilutive securities:
Option shares	93,502	641,556
Unvested restricted stock	1,227,632	1,570,909
Stock units	87,232	26,331
Conversion premium on the Debentures(1)	—	180,416

Average shares — diluted	221,493,514	181,743,884

Diluted net income per share	$0.03	$0.43

(1)	For the three months ended March 31, 2007, the conversion premiums on the 1.25% Debentures represent the dilutive shares based on conversion prices of $24.61.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	Three Months Ended March 31,
	2008	2007

Stock options	8,727,748	18,038
Non-managing member units	1,979,078	2,456,179
Shares subject to a written call option	7,401,420	7,401,420

For the three months ended March 31, 2008, the conversion premiums on the Debentures were considered to be antidilutive based on their conversion prices. As of March 31, 2008, the conversion prices of the Debentures were as follows:

3.5% Senior Convertible Debentures due 2034	$22.48
1.25% Senior Convertible Debentures due 2034	21.50
4.0% Senior Subordinated Convertible Debentures due 2034	22.48
1.625% Senior Subordinated Convertible Debentures due 2034	21.50
7.25% Senior Subordinated Convertible Debentures due 2037	27.09

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As dividends are paid, the conversion prices related to our written call option, 3.5% Debentures, 1.25% Debentures, 4.0% Debentures and 1.625% Debentures are adjusted. The conversion price related to the 7.25% Debentures will be adjusted only if we pay quarterly dividends on our common stock greater than $0.60 per share. Also, we have excluded the shares underlying the principal balance of the Debentures for all periods presented.

Note 15.	Stock-Based Compensation

We issued stock-based compensation under our Third Amended and Restated Equity Incentive Plan (the “Plan”). A total of 33.0 million shares of common stock were originally reserved for issuance under the Plan. Any shares that may be issued under the Plan to any person pursuant to an option or stock appreciation right (an “SAR”) are counted against this limit as one share for every one share granted. Any shares that may be issued under the Plan to any person, other than pursuant to an option or SAR, are counted against this limit as one and one-half shares for every one share granted. As of March 31, 2008, there were 13.1 million shares subject to outstanding grants and 11.0 million shares remaining available for future grants under the Plan. Total compensation costs recognized in income pursuant to the Plan were $6.0 million and $10.7 million for the three months ended March 31, 2008 and 2007, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $0.27. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $0.4 million. As of March 31, 2008, the total unrecognized compensation cost related to nonvested options granted pursuant to the Plan was $3.7 million. This cost is expected to be recognized over a weighted average period of 2.15 years.

The weighted average grant date fair value of restricted stock granted during the three months ended March 31, 2008 was $11.65. The total fair value of restricted stock that vested during the three months ended March 31, 2008 was $15.1 million. As of March 31, 2008, the total unrecognized compensation cost related to nonvested restricted stock granted pursuant to the Plan was $51.9 million. This cost is expected to be recognized over a weighted average period of 2.17 years.

For further discussion of our accounting for stock-based compensation, see Note 17, Stock-Based Compensation, in our audited consolidated financial statements for the year ended December 31, 2007 included in our Form 10-K.

Note 16.	Commitments and Contingencies

As of March 31, 2008, we had issued $204.1 million in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $5.4 million, in other liabilities in the accompanying consolidated balance sheet as of March 31, 2008.

As of March 31, 2008 and December 31, 2007, we had unfunded commitments to extend credit to our clients of $4.6 billion and $4.7 billion, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund unfunded commitments is generally based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet specified preconditions to borrowing. In some cases, our unfunded commitments do not require additional collateral to be provided by a borrower as a prerequisite to future fundings by us, and in some cases, additional funding under these commitments is at our discretion. Our failure to satisfy our full contractual funding commitment to one or more of

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our clients could create lender liability and breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

As of March 31, 2008, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. Under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB No. 143, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of March 31, 2008, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheet as of March 31, 2008.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 17.	Derivative Instruments

In addition to the derivatives related to our residential mortgage investments discussed in Note 5, Residential Mortgage-Backed Securities and Certain Derivative Instruments, we have also entered into various derivative instruments to manage interest rate and foreign exchange risk in our commercial finance segment. We account for these derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust these instruments to fair value through income as a component of loss on derivatives in the accompanying consolidated statements of income. During the three months ended March 31, 2008 and 2007, we recognized net realized and unrealized losses of $38.1 million and $2.3 million, respectively, related to these derivative instruments.

Note 18.	Fair Value Measurements

As previously discussed in Note 3, New Accounting Pronouncements, we adopted SFAS No. 157 effective January 1, 2008.

Fair Value Determination

Fair value is based on quoted market prices or by using market based inputs where available. Given the nature of some of our assets and liabilities, clearly determinable market based valuation inputs are often not available; therefore, these assets and liabilities are valued using internal estimates. As subjectivity exists with respect to many of our valuation estimates used, the fair values we have disclosed may not equal prices that we may ultimately realize if the assets are sold or the liabilities settled with third parties.

Below is a description of the valuation methods for our assets and liabilities recorded at fair value on either a recurring or nonrecurring basis. While we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the measurement date.

Assets and Liabilities

Residential Mortgage-Backed Securities

Residential mortgage related securities are carried at fair value. Agency MBS are classified as trading and Non-Agency MBS are classified as available-for-sale under SFAS No. 115, Investments in Debt and Equity

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities (“SFAS No. 115”). Where possible, these securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the values are determined using quoted prices of securities with similar characteristics or internal pricing models inclusive of assumptions related to prepayment speeds and credit losses. Level 2 securities relate principally to Agency MBS, and Level 3 securities relate principally to Non-Agency MBS for which there was no active market as of March 31, 2008.

Investments

Investments carried at fair value on a recurring basis include debt and equity securities classified as available-for-sale under SFAS No. 115. Debt securities are primarily corporate bonds whose values are determined using data obtained from external market participants, including pricing services. Equity securities are valued using the stock price of the underlying company in which we hold our investment. Given the lack of active and observable trading in the market, our debt securities are classified in Level 3. Our equity securities are classified in Level 1 or 2 depending on the level of activity within the market.

Investments carried at fair value on a nonrecurring basis represent equity investments accounted for under the cost or equity methods of accounting pursuant to Accounting Principles Board (“APB”) Opinion No 18, The Equity Method of Accounting for Investments in Common Stock. There is no observable price for such equity investments. We impair these investments to fair value when we have determined that other-than-temporary impairment exists. Given there is no market for these investments, we determine fair value using internally developed models. This model utilizes industry valuation benchmarks, such as multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ranging from three to ten times, depending on the industry, to determine a value for the underlying enterprise. We reduce this value by debt outstanding to arrive at an estimated equity value of the enterprise. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Where these investments have been measured to fair value, we typically classify them in Level 3 of the fair value hierarchy.

Warrants

Warrants carried at fair value generally relate to private companies. Warrants for private companies are valued principally using a multiple determined either from comparable public company data or from the transaction where we acquired the warrant and a financial performance indicator based on EBITDA or another revenue measure. Given the nature of the inputs used to value private company warrants, they are classified in Level 3 of the fair value hierarchy.

Derivative Assets and Liabilities

Derivatives relate principally to interest rate swaps, caps, floors, basis swaps and forward exchange contracts which we enter into to manage interest rate risk and foreign exchange risk. Our derivatives are principally traded in over-the-counter markets where quoted market prices are not readily available and instead are measured where possible, using market observable inputs such as interest rate yield curves, volatilities and basis spreads. Accordingly, we typically classify our derivatives in Level 2 of the fair value hierarchy.

Loans Held for Investment

Pursuant to the provisions of SFAS No. 114, we often utilize the fair value of collateral as a practical expedient to establish a specific reserve for those loans that are collateral dependent and for which we have determined a specific reserve is necessary. To determine the fair value of the collateral, we may employ different approaches depending on the type of collateral. Typically, we determine the fair value of the collateral using internally developed models. This model utilizes industry valuation benchmarks, such as multiples of EBITDA ranging from three to ten times, depending on the industry, to determine a value for the underlying enterprise. In certain cases

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where our collateral is a fixed or other tangible asset, we will periodically obtain a third party appraisal. Where these investments have been measured to fair value, we typically classify them in Level 3 of the fair value hierarchy.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety based on the lowest level of input that is significant to the fair value measurement as required by SFAS No. 157. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of March 31, 2008 were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	March 31, 2008	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Mortgage-backed securities pledged, trading	$3,310,176	$—	$3,310,176	$—
Investments carried at fair value:
Investments available-for-sale	55,529	—	445	55,084
Warrants	9,917	—	—	9,917
Other assets held at fair value:
Derivative assets	140,333	—	140,333	—

Total assets	$3,515,955	$—	$3,450,954	$65,001

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$338,653	$—	$325,370	$13,283

A summary of the changes in the fair values of assets and liabilities carried at fair value as of March 31, 2008 that have been classified in Level 3 was as follows:

		Realized and Unrealized Gains (Losses)
				Total	Purchases,
				Realized	Sales,
			Included in	and	Issuances,			Unrealized
	Balance as of		Other	Unrealized	and	Transfers	Balance as of	Gains
	January 1,	Included in	Comprehensive	Gains	Settlements,	In (Out)	March	(Losses)
	2008	Income	Income, Net	(Losses)	net	of Level 3	31, 2008	(1)
	($ in thousands)

Assets
Investments carried at fair value:
Investments available-for-sale	$13,106	$1,234	$(7,109)	$(5,875)	$47,853	$—	$55,084	$(6,923)
Warrants	8,994	939	(16)	923	—	—	9,917	923

Total assets	$22,100	$2,173	$(7,125)	$(4,952)	$47,853	$—	$65,001	$(6,000)

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$(5,074)	$(8,209)	$—	$(8,209)	$—	$—	$(13,283)	$(8,209)

(1)	Represents unrealized gains (losses) relating to assets/liabilities held as of March 31, 2008.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 included in income for the period are reported in gain (loss) on investments, net, (loss) gain on residential mortgage investment portfolio, and (loss) gain on derivatives were as follows:

			Gain(Loss) on
	Interest	Gain on	Residential Mortgage	Loss on
	Income	Investments, net	Investment Portfolio	Derivatives
	($ in thousands)

Total gains (losses) included in earnings for the period	$2,067	$766	$(660)	$(8,209)
Unrealized gains (losses) relating to assets still held at reporting date	1,019	766	(660)	(8,209)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. The table below provides the fair values of such assets classified by their position in the fair value hierarchy determined in accordance with SFAS No. 157. The table also provides the gains/(losses) related to those assets recorded during the three months ended March 31, 2008.

		Quoted Prices in
	Fair Value	Active Markets	Significant Other	Significant
	Measurement as	for Identical	Observable Inputs	Unobservable	Total
	of March 31, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Losses
	($ in thousands)

Assets
Loans held for investment(1)	$95,952	$—	$—	$95,952	$(4,730)
Investments carried at cost	2,984	—	—	2,984	(1,974)

Total assets	$98,936	$—	$—	$98,936	$(6,704)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs as required by SFAS No. 114. Transaction costs were not significant as of the balance sheet date.

Note 19.	Segment Data

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2007, we presented financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business activities and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and RMBS. Beginning in the fourth quarter of 2007, we began presenting financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes have been made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. We have reclassified all comparative prior period segment information to reflect our three reportable segments.

	Three Months Ended March 31, 2008
				Residential
	Commercial	Healthcare		Mortgage	Consolidated
	Finance	Net Lease		Investment	Total
	($ in thousands)

Total interest and fee income	$258,013	$493		$83,460	$341,966
Operating lease income	—	27,690		—	27,690
Interest expense	113,643	10,796	(1)	64,506	188,945
Provision for loan losses	2,971	—		2,688	5,659
Operating expenses(2)	53,137	11,173		3,199	67,509
Other income (expense)(3)	(39,757)	—		(56,642)	(96,399)
Noncontrolling interests (income) expense	(117)	1,414		—	1,297

Net income (loss) before income taxes	48,622	4,800		(43,575)	9,847
Income taxes	3,076	—		—	3,076

Net income (loss)	$45,546	$4,800		$(43,575)	$6,771

Total assets as of March 31, 2008	$10,687,691	$1,087,644		$5,926,103	$17,701,438

	Three Months Ended March 31, 2007
				Residential
	Commercial	Healthcare		Mortgage	Consolidated
	Finance	Net Lease		Investment	Total
	($ in thousands)

Total interest and fee income	$258,585	$96		$80,900	$339,581
Operating lease income	—	20,288		—	20,288
Interest expense	102,763	8,488	(1)	75,398	186,649
Provision for loan losses	14,926	—		—	14,926
Operating expenses(2)	55,184	9,037		1,101	65,322
Other income (expense)(3)	11,747	—		(5,698)	6,049
Noncontrolling interests (income) expense	(271)	1,601		—	1,330

Net income (loss) before income taxes	97,730	1,258		(1,297)	97,691
Income taxes	19,001	—		—	19,001

Net income (loss)	$78,729	$1,258		$(1,297)	$78,690

Total assets as of December 31, 2007	$10,609,306	$1,098,287		$6,332,756	$18,040,349

(1)	Interest expense in our Healthcare Net Lease segment includes interest on its secured credit facility and mortgage debt as well as an allocation of interest on its allocated intercompany debt.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Operating expenses of our Healthcare Net Lease segment include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses. In our Residential Mortgage Investment Segment, operating expenses include an allocation of overhead expenses, compensation and benefits, professional fees paid to our investment manager and other direct expenses.

(3)	Other (expense) income for our Residential Mortgage Investment segment includes the net of interest income and expense accruals related to certain of our derivatives along with the changes in fair value of our Agency MBS and related derivatives.

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Currently, substantially all of our business activities occur within the United States of America; therefore, no additional geographic disclosures are necessary.

Note 20.	Subsequent Events

In April 2008, we renewed our CSE QRS Funding I secured credit facility at a commitment amount of $1.0 billion. The interest rate was increased from the applicable Commercial Paper (“CP”) rate or LIBOR + 0.75% to the applicable CP rate or LIBOR + 2.0% and the unused line and renewal fees increased in accordance with prevailing market conditions.

In May 2008, we renewed our CS Funding VII secured credit facility at a commitment amount of $1 billion. The interest rate was increased from one month Libor plus 0.90% to the applicable CP rate plus 2.25% and the maturity date was extended to March 31, 2009.

In May 2008, we amended our 2007-A term debt securitization. The interest payable on the sold notes under the term securitization was increased to 2.25% above the floating commercial paper rate.

The aggregate commitment amount and outstanding balances under the 2007-A term debt securitization, CS Funding VII and our CSE QRS Funding II credit facility will step down pursuant to the aggregate commitment and aggregate borrowing limits under our 2007-A, CS Funding VII and CSE QRS Funding II facilities in the future on dates and upon the occurrence of certain events as outlined in these facilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “believe,” “expect,” “estimate,” “plan,” “will” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions; continued or worsening disruptions in credit markets may make it difficult for us to obtain debt financing on attractive terms or at all, could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position; movements in interest rates and lending spreads may adversely affect our borrowing strategy; we may be unsuccessful in completing our acquisition of assets and assumption of liabilities from Fremont Investment & Loan or otherwise pursuing our deposit funding strategy on schedule, at all or on proposed or favorable terms, despite significant efforts; competitive and other market pressures could adversely affect loan pricing; the nature, extent, and timing of any governmental actions and reforms, or changes in tax laws or regulations affecting REITs; hedging activities may result in reported losses not offset by gains reported in our consolidated financial statements; and other risk factors described in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on February 29, 2008 (the “Form 10-K”) and documents filed by us with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes in this Form 10-Q.

Overview and Highlights

We are a commercial finance, investment and asset management company focused on the middle market. We operate as a real estate investment trust (“REIT”) and provide senior and subordinate commercial loans, invest in real estate and residential mortgage assets, and engage in asset management and servicing activities.

We operate as three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Finance segment comprises our commercial lending business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment activities. For financial information about our segments, see Note 19, Segment Data, in our accompanying consolidated financial statements for the three months ended March 31, 2008.

Through our Commercial Finance segment activities, our primary goal is to be the leading provider of financing to middle market businesses that require customized and sophisticated financing. We provide a wide range of financial products that we negotiate and structure on a client-specific basis through direct interaction with the owners and senior managers of our clients. We also originate and participate in broadly syndicated debt financings for larger businesses. We seek to add value to our clients’ businesses by providing tailored financing that meets their specific business needs and objectives. As of March 31, 2008, we had 1,179 loans outstanding under which we had funded an aggregate of $9.8 billion and committed to lend up to an additional $4.6 billion.

Through our Healthcare Net Lease segment activities, we invest in income-producing healthcare facilities, principally long-term care facilities in the United States. We provide lease financing to skilled nursing facilities and, to a lesser extent, assisted living facilities, rehabilitation and acute care facilities. As of March 31, 2008, we had $1.0 billion in direct real estate investments comprised of 187 healthcare facilities that were leased to 42 tenants through long-term, triple-net operating leases.

Through our Residential Mortgage Investment segment activities, we invest in certain residential mortgage assets to optimize our REIT structure. As of March 31, 2008, our residential mortgage investment portfolio totaled $5.3 billion, which included investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”). Over 99% of our investments in RMBS are represented by mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency MBS”). In addition, we hold mortgage-related receivables secured by prime residential mortgage loans.

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

Although we have made loans as large as $375 million, our average commercial loan size was $8.3 million as of March 31, 2008, and our average loan exposure by client was $13.3 million as of March 31, 2008. Our commercial loans generally have a maturity of two to five years with a weighted average maturity of 3.1 years as of March 31, 2008. Substantially all of our commercial loans require monthly interest payments at variable rates and, in many cases, our commercial loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients. As of March 31, 2008, our geographically diverse client base consisted of 735 clients with headquarters in 48 states, the District of Columbia, Puerto Rico and select international locations, primarily in Canada and Europe.

Deposit Based Funding

Maintaining broad and diverse funding sources has been a key to our funding strategy since inception. We have identified obtaining deposit based funding as a potentially attractive method of further broadening and diversifying our funding. During the first quarter of 2008, we announced that we had withdrawn our applications for a Utah industrial loan corporation charter and related federal deposit insurance from the Federal Deposit Insurance Corporation (“FDIC”) and separately terminated our pending acquisition of TierOne Corporation, the holding company for TierOne Bank, a Lincoln, Nebraska-based thrift.

On April 13, 2008, we entered into a definitive asset purchase agreement with Fremont Investment & Loan (“FIL”), a California industrial bank (the “Agreement”), pursuant to which we agreed, through a new subsidiary we will form, to assume all of FIL’s deposits (approximately $5.6 billion as of March 31, 2008) and deposit related liabilities, and to acquire 22 retail banking branches and operate them through our new bank subsidiary. Under the Agreement, we will also acquire certain systems and other infrastructure necessary for the operation of the retail branch network, approximately $3.0 billion of cash and short-term investments and the “A” participation interest in a pool of commercial real estate loans, which participation interest had an outstanding principal balance of approximately $2.7 billion as of March 31, 2008. The transaction is subject to regulatory approval and, accordingly, on April 29, 2008 we filed applications with the Department of Financial Institutions of the State of California and with the FDIC to form a de novo California-chartered industrial bank, seek approval of the acquisition and obtain federal deposit insurance. The Agreement provides for a cash purchase price of $58 million plus an amount (such amounts not to exceed $140 million) equal to 2% of assumed deposits at closing. The participation interest will be acquired at a 3% discount to its net book value (as such term is defined in the Agreement). CapitalSource and its affiliates are not acquiring FIL, any contingent liabilities or any business operations except FIL’s retail branch network. We expect the transaction to close in the third quarter, following receipt of all required consents and approvals and satisfaction of other conditions precedent.

Impact of Recent Market Conditions

Since June 2007, we have witnessed a significant disruption in the capital markets that has affected many financial institutions. The effects of this disruption resulted in a substantial reduction in liquidity for certain assets, greater pricing for risk and de-leveraging.

We have seen and continue to see negative effects from the disruption in the form of a higher cost of funds on our borrowings as measured by a spread to one-month LIBOR. We also have experienced and expect to continue to experience greater difficulty and higher cost in securing term debt for our loans. We have seen higher borrowing costs, lower advance rates and other less advantageous terms on our secured credit facilities that we have renewed in 2008.

It is possible the US economy as a whole may continue to weaken. While to date we have not seen material deterioration in the credit performance of our portfolio, further declines in economic conditions could adversely affect our clients’ ability to fulfill their obligations to us and our ability to fund our business activities. Additionally, material deterioration in our credit performance could adversely affect our ability to fund our business using our secured credit facilities.

During the three months ended March 31, 2008, we also saw decreases in the carrying value of certain of our residential mortgage investments, representing a decline of approximately 1.0% in the value of the portfolio, as the market dislocation impacted the pricing relationship between mortgage assets (including Agency MBS that we own) and low risk fixed income securities. Since mid-March 2008, conditions in the residential mortgage market have stabilized. However, to reduce our exposure to this market volatility, we have implemented an asset reduction strategy for residential mortgage investments. During the three months ended March 31, 2008, we sold Agency MBS with a face value of $591.4 million. Subsequent to March 31, 2008, we sold additional Agency MBS with a face value of $1.5 billion. Our investment strategy explicitly contemplates the potential for upward and downward shifts in the carrying value of the portfolio, including shifts of the magnitude that we saw during 2007.

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

During the three months ended March 31, 2007, we presented financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and RMBS. Beginning in the fourth quarter of 2007, we began presenting financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes have been made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments.

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

Interest Expense.  Interest expense is the amount paid on borrowings, including the amortization of deferred financing fees and debt discounts. In our Commercial Finance segment, our borrowings consist of repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt. In our Healthcare Net Lease segment, our borrowings consist of a secured credit facility, mortgage debt and allocated intercompany debt. In our Residential Mortgage Investment segment, our borrowings consist of repurchase agreements and term debt. The majority of our borrowings charge interest at variable rates based primarily on one-month LIBOR or Commercial Paper (“CP”) rates plus a margin. Currently, our convertible debt, three series of our subordinated debt, our term debt recorded in connection with our investments in mortgage-related receivables and the intercompany debt within our Healthcare Net Lease segment bear a fixed rate of interest. Deferred financing fees, debt discounts and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

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

Other Income.  In our Commercial Finance segment, other income (expense) consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with the United States Department of Housing and Urban Development (“HUD”), origination activities, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, third-party servicing income, income from our management of various loans held by third parties and other miscellaneous fees and expenses not attributable to our commercial finance operations. In our Healthcare Net Lease segment, other income (expense) consists of gain (loss) on the sale of assets. In our Residential Mortgage Investment segment, other income (expense) consists of realized and unrealized appreciation (depreciation) on certain of our residential mortgage investments and gains (losses) on derivatives that are used to hedge the residential mortgage investment portfolio.

Operating Expenses.  In our Commercial Finance segment, operating expenses include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses. In our Healthcare Net Lease segment, operating expenses include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses. In our Residential Mortgage Investment segment, operating expenses include an allocation of overhead expenses, compensation and benefits, professional fees paid to our investment manager and other direct expenses.

Income Taxes.  We elected REIT status under the Internal Revenue Code (the “Code”) when we filed our tax return for the year ended December 31, 2006. As a REIT, we generally are not subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities, but are subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). We do not expect income from our Healthcare Net Lease segment or Residential Mortgage Investment segment to be subject to corporate-level tax as all assets in these segments are considered REIT qualifying assets. A significant portion of our income from our Commercial Finance segment will remain subject to corporate-level income tax as many of the segment’s assets are originated and held in our TRSs.

Adjusted Earnings.  Adjusted earnings represents net income as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), adjusted for certain items, including real estate depreciation, amortization of deferred financing fees, non-cash equity compensation, realized and unrealized gains and losses related to residential mortgage investments held in our portfolio as of the balance sheet date and related derivatives, unrealized gains and losses on other derivatives and foreign currencies, net unrealized gains and losses on investments, provision for loan losses, charge offs, recoveries, nonrecurring items and the cumulative effect of changes in accounting principles. We view adjusted earnings and the related per share measures as useful and appropriate supplements to net income and net income per share. These measures serve as an additional measure of our operating performance because they facilitate evaluation of the company without the effects of certain adjustments determined in accordance with GAAP that may not necessarily be indicative of current operating performance. Adjusted earnings should not be considered as an alternative to net income or cash flows (each computed in accordance with GAAP). Instead, adjusted earnings should be reviewed in connection with net income and cash flows from operating, investing and financing activities in our consolidated financial statements, to help analyze how our business is performing. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

Operating Results for the Three Months Ended March 31, 2008

As further described below, the most significant factors influencing our consolidated results of operations for the three months ended March 31, 2008, compared to the consolidated results of operations for the equivalent time period in 2007, were:

•	Mark to market losses on our Residential Mortgage Investment Portfolio;

•	Losses on derivatives and other investments in our Commercial Finance segment;

•	Increased balance of our commercial loan portfolio;

•	Increased borrowings;

•	Decreased provision for loan losses;

•	Increased operating lease income related to our direct real estate investments;

•	Decreased operating expenses as a percentage of average assets;

•	Increased lending spreads;

•	Increased borrowing spreads; and

•	Reduced prepayment-related fee income and reduced gains on equity sales.

Our consolidated operating results for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 were as follows:

	Three Months
	Ended March 31,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$308,325	$289,554	$18,771	6%
Fee income	33,641	50,027	(16,386)	(33)
Operating lease income	27,690	20,288	7,402	36
Interest expense	188,945	186,649	2,296	1
Provision for loan losses	5,659	14,926	(9,267)	(62)
Depreciation of direct real estate investments	8,916	6,762	2,154	32
Other operating expenses	58,593	58,560	33	—
Other (expense) income	(96,399)	6,049	(102,448)	(1,694)
Noncontrolling interests expense	1,297	1,330	(33)	(2)
Income taxes	3,076	19,001	(15,925)	(84)
Net income	6,771	78,690	(71,919)	(91)

Our consolidated yields on income earning assets and the costs of interest bearing liabilities for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008			2007
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$308,325	7.59%		$289,554	8.27%
Fee income		33,641	0.83		50,027	1.43

Total interest earning assets(1)	$16,302,258	341,966	8.42	$14,207,472	339,581	9.70
Total direct real estate investments	1,067,296	27,690	10.41	786,623	20,288	10.46

Total income earning assets	17,369,554	369,656	8.54	14,994,095	359,869	9.73
Total interest bearing liabilities(2)	14,753,537	188,945	5.14	12,860,904	186,649	5.89

Net finance spread		$180,711	3.40%		$173,220	3.84%

Net finance margin			4.17%			4.69%

(1)	Interest earning assets include cash, restricted cash, mortgage-related receivables, RMBS, loans, and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Operating Expenses

The increase in consolidated operating expenses was primarily due to a $5.5 million increase in professional fees and an increase of $2.4 million in depreciation and amortization expense primarily resulting from increases in our direct real estate investments over the previous year. The increase in professional fees is primarily due to the write-off of $4.0 million in previously capitalized costs related to the transaction with TierOne that was terminated in March 2008. These increases were partially offset by a $9.6 million decrease in incentive compensation. For the three months ended March 31, 2008 and 2007, incentive compensation totaled $11.3 million and $20.8 million, respectively. Incentive compensation comprises annual bonuses, as well as stock options and restricted stock awards, which generally have vesting periods ranging from 18 months to five years. The remaining increase in operating expenses for the three months ended March 31, 2008 was primarily attributable to a $1.6 million increase in administrative expenses.

Income Taxes

We provided for income taxes on the consolidated income earned based on a 31.2% and 19.5% effective tax rates for the three months ended March 31, 2008 and 2007, respectively. The increased effective tax rate on consolidated net income for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, is primarily due to our TRSs accounting for a greater percentage of our projected annual consolidated net income in 2008 than in 2007. We provided for income taxes for the three months ended March 31, 2008 and 2007, based on effective tax rates of 39.2% and 38.9%, respectively, for the income earned by our TRSs. We did not provide for any income taxes for the income earned by our qualified REIT subsidiaries for the three months ended March 31, 2008 and 2007.

Adjusted Earnings

Adjusted earnings, as previously defined, were $113.3 million, or $0.51 per diluted share, for the three months ended March 31, 2008, and $113.9 million, or $0.63 per diluted share, for the three months ended March 31, 2007. A reconciliation of our reported net income to adjusted earnings for the three months ended March 31, 2008 and 2007, was as follows:

	March 31,
	2008	2007
	($ in thousands, except
	per share data)

Net income	$6,771	$78,690
Add:
Real estate depreciation and amortization(1)	8,760	6,762
Amortization of deferred financing fees(2)	11,953	5,508
Non-cash equity compensation	6,514	10,712
Net realized and unrealized losses on residential mortgage investment portfolio, including related derivatives(3)	27,394	7,180
Unrealized losses on derivatives and foreign currencies, net	47,634	328
Unrealized losses on investments, net	4,657	47
Provision for loan losses	5,659	14,926
Recoveries(4)	—	—
Less:
Charge offs	6,076	10,250
Nonrecurring items	—	—

Adjusted earnings	$113,266	$113,903

Net income per share:
Basic — as reported	$0.03	$0.44
Diluted — as reported	$0.03	$0.43
Average shares outstanding:
Basic — as reported	220,085,148	179,324,672
Diluted — as reported	221,493,514	181,743,884
Adjusted earnings per share:
Basic	$0.51	$0.64
Diluted(5)	$0.51	$0.63
Average shares outstanding:
Basic	220,085,148	179,324,672
Diluted(6)	221,493,514	184,200,063

(1)	Depreciation and amortization for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes amortization of deferred financing fees and other non-cash interest expense.

(3)	Includes adjustments to reflect realized and unrealized gains and losses related to residential mortgage investments held in our portfolio as of the balance sheet date and related derivative instruments.

(4)	Includes all recoveries on loans during the period.

(5)	Adjusted to reflect the impact of adding back noncontrolling interests expense totaling $1.3 million for the three months ended March 31, 2007, to adjusted earnings due to the application of the if-converted method on non-managing member units, which are considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

(6)	Adjusted to include average non-managing member units of 2,456,179 for the three months ended March 31, 2007, which were considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Comparison of the Three Months Ended March 31, 2008 and 2007

We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments. All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Commercial Finance Segment

Our Commercial Finance segment operating results for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, were as follows:

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$224,383	$208,558	$15,825	8%
Fee income	33,630	50,027	(16,397)	(33)
Interest expense	113,643	102,763	10,880	11
Provision for loan losses	2,971	14,926	(11,955)	(80)
Operating expenses	53,137	55,184	(2,047)	(4)
Other (expense) income	(39,640)	12,018	(51,658)	(430)
Income taxes	3,076	19,001	(15,925)	(84)
Net income	45,546	78,729	(33,183)	(42)

Interest Income

The increase in interest income was due to the growth in average interest earning assets, primarily loans, of $1.7 billion, or 20%. This increase was partially offset by a decrease in the interest component of yield to 8.93% for the three months ended March 31, 2008, from 10.06% for the three months ended March 31, 2007. The decrease in the interest component of yield was due to a decrease in short-term interest rates offset by an increase in our lending spread. During the three months ended March 31, 2008, our core lending spread to average one-month LIBOR was 7.12% compared to 6.52% for the three months ended March 31, 2007. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

Fee Income

The decrease in fee income was primarily the result of a decrease in prepayment-related fee income, which totaled $3.5 million for the three months ended March 31, 2008, compared to $22.8 million for the three months ended March 31, 2007. Prepayment-related fee income contributed 0.14% and 1.10% to yield for three months ended March 31, 2008 and 2007, respectively. Yield from fee income, including prepayment related fees, decreased to 1.34% for the three months ended March 31, 2008, from 2.41% for the three months ended March 31, 2007.

Interest Expense

We fund our business largely through debt, and the increase in interest expense was primarily due to an increase in average borrowings of $1.6 billion, or 23%, partially offset by a decrease in our cost of borrowings. Our cost of borrowings was 5.45% and 6.15% for the three months ended March 31, 2008 and 2007, respectively. The decrease in our cost of borrowings was the result of lower LIBOR and CP rates on which interest on our term securitizations and credit facilities is based. The increase in interest expense was also the result of higher borrowing spreads and higher deferred financing fees on some of our term securitizations and on some of our credit facilities, and increases in the cost of our convertible debt following the exchange offer completed in April 2007 and our issuance in July 2007 of our 7.25% Senior Subordinated Convertible Notes due 2037.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and fee income less interest expense) divided by average income earning assets, was 5.74% for the three months ended March 31, 2008, a decrease of 178 basis points from 7.52% the three months ended March 31, 2007. The decrease in net finance margin was primarily due to the increase in interest expense resulting from higher leverage, a higher cost of funds, and a decrease in yield on total income earning assets. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 4.82% for the three months ended March 31, 2008, a decrease of 150 basis points from 6.32% for the three months ended March 31, 2007. Gross yield is the sum of interest and fee income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Finance segment for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008			2007
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
			($ in thousands)

Interest earning assets:
Interest income		$224,383	8.93%		$208,559	10.06%
Fee income		33,630	1.34		50,027	2.41

Total interest earning assets(1)	$10,082,728	258,013	10.27	$8,406,627	258,586	12.47
Total interest bearing liabilities(2)	8,366,784	113,643	5.45	6,775,031	102,764	6.15

Net finance spread		$144,370	4.82%		$155,822	6.32%

Net finance margin			5.74%			7.52%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Provision for Loan Losses

The decrease in the provision for loan losses was the result of recognizing fewer allocated reserves during the three months ended March 31, 2008 than in the three months ended March 31, 2007.

Operating Expenses

The decrease in operating expenses is due to the decrease in incentive fees and the offsetting increase in professional fees described in the explanation of consolidated operating expenses above. Operating expenses as a percentage of average total assets decreased to 2.03% for the three months ended March 31, 2008, from 2.60% for the three months ended March 31, 2007.

Other (Expense) Income

The decrease in other income was primarily attributable to a $35.9 million increase in net realized and unrealized losses on derivative instruments, a $12.4 million increase in losses on foreign currency exchange, a $5.0 million decrease in net realized and unrealized gains in our equity investments and a $3.2 million increase in losses related to our real estate owned (“REO”). These decreases were partially offset by a $3.1 million gain on the sale of one of our wholly owned subsidiaries and a $2.2 million increase in gains on loan sales.

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

Healthcare Net Lease Segment

Our Healthcare Net Lease segment operating results for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, were as follows:

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$482	$96	$386	402%
Fee income	11	—	11	N/A
Operating lease income	27,690	20,288	7,402	36
Interest expense	10,796	8,488	2,308	27
Depreciation of direct real estate investments	8,916	6,762	2,154	32
Other operating expenses	2,257	2,275	(18)	(1)
Noncontrolling interests expense	1,414	1,601	(187)	(12)
Net income	4,800	1,258	3,542	282

Operating Lease Income

The increase in operating lease income is due to an increase in our direct real estate investments, which are leased to healthcare industry clients through long-term, triple-net operating leases. During the three months ended March 31, 2008 and 2007, our average balance of direct real estate investments was $1.1 billion and $0.8 billion, respectively.

Interest Expense

The increase in interest expense was primarily due to an increase in average borrowings of $129.1 million, or 27%. This increase was partially offset by a decrease in our cost of borrowings. Our cost of borrowings was 7.07% and 7.12% for the three months ended March 31, 2008 and 2007, respectively . Our overall borrowing spread to average one-month LIBOR for the three months ended March 31, 2008 was 3.77% compared to 1.73% for the three months ended March 31, 2007.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and operating lease income less interest expense) divided by average income earning assets, was 6.32% for the three months ended March 31, 2008, an increase of 37 basis points from 5.95% for the three months ended March 31, 2007. Net finance spreads were 3.34% for the three months ended March 31, 2008 and 2007. Net finance spread is the difference between yield on interest earning assets and the cost of our interest bearing liabilities. The decrease in net finance spread is attributable to the changes in its components as described above.

Depreciation of Direct Real Estate Investments

The increase in depreciation was due to increases in our direct real estate investments over the previous year. As of March 31, 2008, we had $1.0 billion in direct real estate investments, an increase of $211.3 million, or 23.2%, from March 31, 2007.

Residential Mortgage Investment Segment

Our Residential Mortgage Investment segment operating results for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, were as follows:

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$83,460	$80,900	$2,560	3%
Interest expense	64,506	75,398	(10,892)	(14)
Provision for loan losses	2,688	—	2,688	N/A
Operating expenses	3,199	1,101	2,098	191
Other expense	56,642	5,698	50,944	894
Net loss	(43,575)	(1,297)	(42,278)	(3,260)

Interest Income

The increase in interest income was primarily due to the growth in average interest earning assets of $407.7 million, or 7%.

Interest Expense

The increase in interest expense was primarily due to an increase in average borrowings of $171.8 million, or 3%, corresponding to an increase in the size of the portfolio. This increase was partially offset by a decrease in our cost of borrowings. Our cost of borrowings was 4.42% and 5.38% for the three months ended March 31, 2008 and 2007, respectively. The decrease in our cost of borrowings was primarily due to a decrease in the short term interest rate market index on which our cost of borrowings is based.

Operating Expenses

The increase in operating expenses was primarily due to a change in our method of allocating expenses to this segment. Operating expenses as a percentage of average total assets increased to 0.20% for the three months ended March 31, 2008, from 0.08% for the three months ended March 31, 2007.

Other (Expense) Income

The net loss was attributable to net realized and unrealized losses on derivative instruments related to our residential mortgage investments of $71.4 million and other-than-temporary declines in the fair value of our Non-Agency MBS of $0.7 million. These losses were partially offset by net realized and unrealized gains on our Agency MBS of $16.7 million. The value of Agency MBS relative to risk-free investments was impacted by the broad credit market disruption that began during the year ended December 31, 2007. As a result, the decline in value of our derivatives resulting from lower interest rates was not fully offset by an increase in the value of Agency MBS.

Financial Condition

Commercial Finance Segment

Portfolio Composition

We provide commercial loans to clients that require customized and sophisticated financing. We also selectively make equity investments. The composition of our Commercial Finance segment portfolio as of March 31, 2008 and December 31, 2007, was as follows:

	March 31,	December 31,
	2008	2007
	($ in thousands)

Commercial loans, net	$9,759,322	$9,867,737
Equity investments	266,113	227,144

Total	$10,025,435	$10,094,881

Commercial Lending Portfolio Composition

Our total commercial loan portfolio reflected in the portfolio statistics below includes loans, loans held for sale and receivables under reverse-repurchase agreements. The composition of our commercial loan portfolio by loan type and by commercial finance business as of March 31, 2008 and December 31, 2007, was as follows:

	March 31, 2008		December 31, 2007
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured loans(1)	$5,702,771	59%	$5,695,167	58%
First mortgage loans(1)	2,858,991	29	2,995,048	30
Subordinate loans	1,197,560	12	1,177,522	12

Total	$9,759,322	100%	$9,867,737	100%

Composition of loan portfolio by business:
Corporate Finance	$2,940,112	30%	$2,979,241	30%
Healthcare and Specialty Finance	2,943,312	30	2,934,666	30
Structured Finance	3,875,898	40	3,953,830	40

Total	$9,759,322	100%	$9,867,737	100%

(1)	Includes Term B loans.

We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by commercial finance business as of March 31, 2008, were as follows:

	Number	Average	Number of	Average Loan
	of Loans	Loan Size	Clients	Size per Client
	($ in thousands)

Composition of loan portfolio by business:
Corporate Finance	532	$5,527	260	$11,308
Healthcare and Specialty Finance	402	7,322	278	10,587
Structured Finance	245	15,819	197	19,675

Overall loan portfolio	1,179	$8,278	735	$13,278

The scheduled maturities of our commercial loan portfolio by loan type as of March 31, 2008 were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Scheduled maturities by loan type:
Senior secured loans(1)	$594,352	$4,712,026	$396,393	$5,702,771
First mortgage loans(1)	1,105,343	1,649,747	103,901	2,858,991
Subordinate loans	43,126	494,701	659,733	1,197,560

Total	$1,742,821	$6,856,474	$1,160,027	$9,759,322

(1)	Includes Term B loans.

The dollar amounts of all fixed-rate and adjustable-rate commercial loans by loan type as of March 31, 2008, were as follows:

	Adjustable	Fixed
	Rates	Rates	Total
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured loans(1)	$5,667,676	$35,095	$5,702,771
First mortgage loans(1)	2,555,757	303,234	2,858,991
Subordinate loans	1,054,655	142,905	1,197,560

Total	$9,278,088	$481,234	$9,759,322

Percentage of total loan portfolio	95%	5%	100%

(1)	Includes Term B loans.

As of March 31, 3008, our Corporate Finance, Healthcare and Specialty Finance and Structured Finance businesses had commitments to lend up to an additional $0.6 billion, $1.9 billion and $2.1 billion, respectively, to 260, 278 and 197 existing clients, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements.

Credit Quality and Allowance for Loan Losses

As of March 31, 2008 and December 31, 2007, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial finance portfolio were as follows:

	March 31,	December 31,
	2008	2007
	($ in thousands)

Loans 60 or more days contractually delinquent	$74,750	$74,298
Non-accrual loans(1)	174,472	170,522
Impaired loans(2)	395,895	318,945
Less: loans in multiple categories	(238,622)	(226,021)

Total	$406,495	$337,744

Total as a percentage of total loans	4.17%	3.42%

(1)	Includes commercial loans with aggregate principal balances of $49.9 million and $55.5 million as of March 31, 2008 and December 31, 2007, respectively, which were also classified as loans 60 or more days contractually delinquent. As of March 31, 2008 and December 31, 2007, there were no loans classified as held for sale that were placed on non-accrual status.

(2)	Includes commercial loans with aggregate principal balances of $64.2 million and $55.5 million as of March 31, 2008 and December 31, 2007, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with aggregate principal balances of $174.5 million and $170.5 million as of March 31, 2008 and December 31, 2007, respectively, which were also classified as loans on non-accrual status. The carrying values of impaired commercial loans were $390.6 and $311.6 million as of March 31, 2008 and December 31, 2007, respectively.

Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement. In this regard, impaired loans include those loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments.

During the three months ended March 31, 2008, commercial loans with an aggregate carrying value of $60.2 million, as of their respective restructuring date, were involved in troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings occurred. As of March 31, 2008, commercial loans with an aggregate carrying value of $320.6 million were involved in troubled debt restructurings. Additionally, under SFAS No. 114, loans involved in troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $20.8 million as of March 31, 2008. For the year ended December 31, 2007, commercial loans with an aggregate carrying value of $235.5 million as of their respective restructuring date, were involved in troubled debt restructurings. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $23.1 million as of December 31, 2007.

Middle market lending involves credit risks that we believe will result in further credit losses in our portfolio. We have provided an allowance for loan losses to cover estimated losses inherent in our commercial loan portfolio. Our allowance for loan losses was $136.7 million and $138.9 million as of March 31, 2008 and December 31, 2007, respectively. These amounts equate to 1.40% and 1.41% of gross loans as of March 31, 2008 and December 31, 2007, respectively. Of our total allowance for loan losses as of March 31, 2008 and December 31, 2007, $26.3 million and $27.4 million, respectively, were allocated to impaired loans. As of March 31, 2008 and December 31, 2007, we had $267.3 million and $199.2 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal and interest amounts due. During the three months ended March 31, 2008 and 2007, we charged off loans totaling $5.2 million and $10.3 million, respectively. Net charge offs as a percentage of average loans were 0.25% and 0.51% for the three months ended March 31, 2008 and 2007, respectively.

Investments

We commonly make investments in our clients in connection with our loans. These investments usually comprise equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants, but sometimes are in the form of subordinated debt if that is the form in which the equity sponsor makes its investment.

As of March 31, 2008 and December 31, 2007, the carrying values of our investments in our Commercial Finance segment were $266.1 million and $227.1 million, respectively. Included in these balances were investments carried at fair value totaling $61.1 million and $17.8 million, respectively.

Healthcare Net Lease Segment

Direct Real Estate Investments

We acquire real estate for long-term investment purposes. These real estate investments are generally long-term care facilities leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of March 31, 2008 and December 31, 2007, we had $1.0 billion in direct real estate investments, which consisted primarily of land and buildings.

Residential Mortgage Investment Segment

Portfolio Composition

We invest directly in residential mortgage investments and as of March 31, 2008 and December 31, 2007, our portfolio of residential mortgage investments was as follows:

	March 31,	December 31,
	2008	2007
	($ in thousands)

Mortgage-related receivables(1)	$1,978,852	$2,041,917
Residential mortgage-backed securities:
Agency(2)	3,310,176	4,060,605
Non-Agency(2)	4,368	4,632

Total	$5,293,396	$6,107,154

(1)	Represents secured receivables that are backed by adjustable-rate residential prime mortgage loans.

(2)	See following paragraph for a description of these securities.

We invest in RMBS, which are securities collateralized by residential mortgage loans. Agency MBS include mortgage-backed securities that were issued and are guaranteed by Fannie Mae or Freddie Mac. We also have invested in Non-Agency MBS, which are RMBS issued by non-government sponsored entities that are credit-enhanced through the use of subordination or in other ways. Substantially all of our RMBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying consolidated balance sheets. The coupons on the loans underlying RMBS are fixed for stipulated periods of time and then reset annually thereafter. The weighted average net coupon of Agency MBS in our portfolio was 5.07% as of March 31, 2008, and the weighted average reset date for the portfolio was approximately 38.7 months. The weighted average net coupon of Non-Agency MBS in our portfolio was 5.62% as of March 31, 2008. The fair values of our Agency MBS and Non-Agency MBS were $3.3 billion and $4.4 million, respectively, as of March 31, 2008.

As of March 31, 2008, we had $2.0 billion in mortgage-related receivables secured by prime residential mortgage loans. As of March 31, 2008, the weighted average interest rate on these receivables was 5.38%, and the weighted average contractual maturity was approximately 28 years. See further discussion on our accounting treatment of mortgage-related receivables in Note 4, Mortgage-Related Receivables and Related Owner Trust Securitizations, in our accompanying consolidated financial statements for the three months ended March 31, 2008.

During the three months ended March 31, 2008, we also saw decreases in the carrying value of certain of our residential mortgage investments, representing a decline of approximately 1.0% in the value of the portfolio, as the market dislocation impacted the pricing relationship between mortgage assets (including Agency MBS that we own) and low risk fixed income securities. Since mid-March 2008, conditions in the residential mortgage market have stabilized. However, to reduce our exposure to this market volatility, we have implemented an asset reduction strategy for residential mortgage investments. During the three months ended March 31, 2008, we sold Agency MBS with a face value of $591.4 million. Subsequent to March 31, 2008, we sold additional Agency MBS with a face value of $1.5 billion. Our investment strategy explicitly contemplates the potential for upward and downward shifts in the carrying value of the portfolio, including shifts of the magnitude that we saw during 2007.

Credit Quality and Allowance for Loan Losses

As of March 31, 2008 and December 31, 2007, mortgage-related receivables, whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure and foreclosed were as follows:

	March 31,		December 31,
	2008		2007
	($ in thousands)

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure	$21,366		$14,751
Percentage of mortgage-related receivables	1.08	%(1)	0.72	%(1)
Foreclosed assets	$5,756		$3,264
Percentage of mortgage-related receivables	0.29%		0.16%

(1)	By comparison, in their March 2008 Monthly Summary Reports (reflecting up to February 2008 performance), Fannie Mae and Freddie Mac reported single-family delinquency (“SDQ”) rates of 1.10% and 0.84%, respectively. The SDQ rates are based on loans 90 days or more delinquent or in foreclosure as of period end and in addition, the SDQ rate from Freddie Mac includes loans underlying their structured transactions. The comparable February statistic for mortgage-related receivables was 0.93%.

In connection with recognized mortgage-related receivables, we recorded provisions for loan losses of $2.7 million for the three months ended March 31, 2008. For the three months ended March 31, 2007, no provision for loan losses were recorded. During the three months ended March 31, 2008, we charged off $0.9 million of these mortgage-related receivables. The allowance for loan losses was $2.6 million and $0.8 million as of March 31, 2008 and December 31, 2007, respectively, and was recorded in the accompanying consolidated balance sheets as a reduction to the carrying value of mortgage-related receivables.

Financing

We have financed our investments in Agency MBS primarily through repurchase agreements. As of March 31, 2008 and December 31, 2007, our outstanding repurchase agreements totaled $3.4 billion and $3.9 billion, respectively. As of March 31, 2008, repurchase agreements that we executed had maturities of between three days and eleven months and a weighted average borrowing rate of 3.19%.

Our investments in residential mortgage-related receivables were financed primarily through debt issued in connection with two securitization transactions. As of March 31, 2008, the total outstanding balance of these debt obligations was $2.0 billion. The interest rates on all classes of the notes within each securitization are fixed for various periods of time and then reset annually thereafter, with a weighted average interest rate of 4.94% as of March 31, 2008. The notes within each securitization are expected to mature at various dates through 2036.

The interest rates on our repurchase agreements, securitization-based debt and other financings may change at different times and in different magnitudes than the interest rates earned on our residential mortgage investments. See Market Risk Management below for a discussion of our interest rate risk management program related to our residential mortgage investment portfolio.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, which include funding our existing commercial loan and investment commitments, repaying borrowings, making new investments (such as the acquisition of assets from FIL), paying dividends and other general business purposes. Sources of liquidity include cash flows from operations, repayments of principal under the loans we make to our customers, borrowings under our repurchase agreements and credit facilities, issuance of debt securities (including term debt, subordinated debt and convertible debt), issuances of equity (including through our Dividend Reinvestment and Stock Purchase Plan (the “DRIP”)), asset sales and other sources. We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

As of March 31, 2008, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $1.0 billion, an increase of $196.0 million, or 24%, from December 31, 2007. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund unfunded commitments is generally based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet specified preconditions to borrowing. In some cases, our unfunded commitments do not require additional collateral to be provided by a borrower as a prerequisite to future fundings by us, and in some cases, additional funding under these commitments is at our discretion. We believe that we have sufficient funding capacity and other sources of liquidity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity or other sources of liquidity to satisfy our commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

Subsequent to March 31, 2008, we sold additional Agency MBS with a face value of $1.5 billion. As discussed below, we have funded and expect to continue to fund the remaining portfolio of residential mortgage investments primarily through repurchase agreements and term debt using leverage consistent with industry standards for these assets.

The planned formation of our new bank in connection with the acquisition of assets and assumption of deposits from FIL will require cash payments and an initial capitalization of our new bank consistent with regulatory requirements. The amount of capitalization required will be a function of balances of the assets acquired and deposits assumed. We expect that a substantial portion of this initial capitalization will be in the form of loans from our current portfolio that we intend to transfer to our new bank. We believe our other sources of liquidity will be sufficient to provide the remaining required initial capital to our new bank.

We determine our long-term liquidity and capital resource requirements by analyzing expected changes in the balance of our portfolio and other assets, expected changes in the balance of our liabilities, net cash flows from operations and other requirements. Additionally, as a REIT, our liquidity needs may need to be funded by external sources of capital due to the requirement to distribute at least 90% of our REIT taxable income to our shareholders. We are not required to distribute the taxable income related to our TRSs and, therefore, have the flexibility to retain these earnings. We intend to pay dividends equal to at least 90% of our REIT taxable income. We believe we already have paid substantially all of the dividends that will be required for 2008 to qualify as a REIT. We have announced that we intend to pay a $0.60 per share dividend for the second quarter.

We may cause our TRSs to pay dividends to us to increase our REIT taxable income, subject to the REIT gross income limitations. If we are limited in the amount of dividends we can receive from our TRSs, we intend to use other sources of cash to fund dividend payments.

We anticipate that we will need to raise additional capital from time to time to support our business. We plan to continue to raise equity and, assuming the current dislocation in the credit markets improves, we plan to continue to access the debt markets for funding and to continue to explore additional sources of financing. We expect these financings could include additional secured and unsecured credit facilities, secured and unsecured term debt, subordinated debt, repurchase agreements, equity-related securities such as convertible debt and/or other financing sources. We cannot assure you, however, that we will have access to any of these funding sources in the future.

Cash and Cash Equivalents

As of March 31, 2008 and December 31, 2007, we had $270.8 million and $178.7 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments.

We had $527.3 million and $513.8 million of restricted cash as of March 31, 2008 and December 31, 2007, respectively. The restricted cash primarily represents both principal and interest collections on loans collateralizing our term debt and on loans pledged to our credit facilities. We also have restricted cash representing other items such as client holdbacks, escrows and securities pledged as collateral to secure our repurchase agreements and related derivatives. Principal repayments, interest rate swap payments, interest payable and servicing fees are deducted from the monthly principal and interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Sources and Uses of Cash

For the three months ended March 31, 2008 and 2007, we used cash from operations of $666.4 million and $152.4 million, respectively. Included within these amounts are cash outflows related to the purchase of loans held for sale and Agency MBS that are classified as trading investments.

Cash from our financing activities is generated from proceeds from our issuances of equity, borrowings on our repurchase agreements, credit facilities and term debt and from our issuances of convertible debt and subordinated debt. Our financing activities primarily use cash to repay term debt borrowings and to pay cash dividends. For the three months ended March 31, 2008 and 2007, we generated cash flow from financing activities of $616.3 million and $367.4 million, respectively.

Investing activities primarily relate to loan origination, purchases of residential mortgage investments, primarily mortgage-related receivables, and acquisitions of direct real estate investments. For the three months ended March 31, 2008 and 2007, we used cash in investing activities of $42.0 million and $607.2 million, respectively.

Borrowings

As of March 31, 2008 and December 31, 2007, we had outstanding borrowings totaling $14.4 billion and $15.0 billion, respectively. Borrowings under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt have supported our business. For a detailed discussion of our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2007 included in our Form 10-K and Note 10, Borrowings, in our accompanying consolidated financial statements for the three months ended March 31, 2008.

Our overall debt strategy emphasizes diverse sources of financing, including both secured and unsecured financings. As of March 31, 2008, approximately 85.7% of our debt was collateralized by our loans, equity investments, direct real estate investments and residential mortgage investments and approximately 14.3% was unsecured. In April 2007, Standard and Poor’s issued a BBB- senior unsecured debt rating and in April 2008 Fitch Ratings affirmed its BBB- rating on our senior unsecured debt. We may apply for ratings from other rating agencies and our goal is to improve all of these ratings over time. As our ratings improve, we expect to be able to issue more unsecured debt relative to the amount of our secured debt. In any case, we intend to maintain prudent levels of leverage and currently expect our debt-to-equity ratio on the combined portfolios of our Commercial Finance segment and Healthcare Net Lease segment to remain below 5x.

We have seen and continue to see negative effects from the disruption in the form of a higher cost of funds on our borrowings as measured by a spread to one-month LIBOR. We also have experienced and expect to continue to experience greater difficulty and higher cost in securing term debt for our loans. We have seen higher borrowing costs, lower advance rates and other less advantageous terms on our secured credit facilities that we have renewed in 2008.

Repurchase Agreements

As of March 31, 2008, we had 12 master repurchase agreements with various financial institutions, which we used to finance the purchases of RMBS during the three months ended March 31, 2008. The terms of our borrowings pursuant to repurchase agreements typically reset every 30 days. During 2007, we negotiated longer terms for some of these repurchase agreements with several counterparties and, as of March 31, 2008, approximately 29% of the borrowings outstanding under repurchase agreements had maturities ranging from May 1, 2008 to February 10, 2009. Agency MBS and short term liquid investments collateralize our repurchase agreements as of March 31, 2008. Substantially all of our repurchase agreements and related derivative instruments require us to deposit additional collateral if the market value of existing collateral declines below specified margin requirements, which may require us to sell assets to reduce our borrowings.

Credit Facilities

Our committed credit facility amounts were $5.3 billion and $5.6 billion as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, we had seven credit facilities, six secured and one unsecured, with a total of 24 financial institutions. Interest on our credit facility borrowings is charged at variable rates that may be based on one or more of one-month LIBOR, one-month EURIBOR, or the applicable CP rate. We primarily use these facilities to fund our assets and for general corporate purposes. To date, many of our assets have been held, or warehoused, in our secured credit facilities until we complete a term debt transaction in which we securitize a pool of our assets from these facilities. We primarily use the proceeds from our term debt transactions to pay down our credit facilities, which results in increased capacity to redraw on them as needed.

In April and May 2008, we renewed and amended five of our six secured credit facilities, which were scheduled to mature or renew in 2008. After giving effect to the renewals and amendments, as of May 8, 2008, our credit facilities’ commitments, principal amounts outstanding, interest rates and maturity dates were as follows:

			Principal		Interest	Maturity
	Commitment		Outstanding		Rate(1)	Date
	($ in thousands)

Secured Credit Facilities:
CS Funding III	$220,000		$120,203		LIBOR + 2.00%	April 29, 2009
CS Funding VII	1,000,000	(2)(3)	499,500		CP + 2.25%	March 31, 2009
CS Funding VIII	54,360		54,360		CP + 0.75%	July 19, 2010
CSE QRS Funding I	1,000,000	(3)	370,593		CP/LIBOR + 2.00%	April 24, 2009
CSE QRS Funding II	380,000	(2)(3)	196,940		CP + 2.25%	March 31, 2009
CS Europe(4)	385,000		176,669		EURIBOR + 1.00%(5)	September 30, 2010

Total Secured Credit Facilities	3,039,360		1,418,265	(6)
Unsecured Credit Facilities:
CS Inc.	1,070,000		748,002		LIBOR + 1.125%(7)	March 13, 2010

Total credit facilities	$4,109,360		$2,166,267

(1)	As of May 8, 2008, the one-month LIBOR was 2.59%; the one-month EURIBOR was 4.39%; the CP rate for CS Funding VIII was 2.87%; and the blended CP/LIBOR rate for CSE QRS Funding I was 2.56%; the CP rates for CS Funding VII and CSE QRS Funding II were approximately 2.46%.

(2)	The commitment amount is subject to a combined aggregate maximum commitment amount of $2.2 billion from the lender under CS Funding VII, CSE QRS Funding II, and CapitalSource Commercial Real Estate Loan 2007-A, which steps down to an aggregate of $1.25 billion.

(3)	Upon termination of the revolving period, there is an amortization period of up to one year.

(4)	CS Europe is a €250 million facility and the amounts presented were translated to United States Dollars (“USD”) using the spot rate as of May 8, 2008.

(5)	Borrowings in Euro or British Pounds Sterling (“GBP”) are at EURIBOR or GBP LIBOR + 1.00%, respectively, and borrowings in USD are at LIBOR + 1.00%.

(6)	The aggregate outstanding collateral balance pledged to our secured credit facilities as of May 8, 2008 was $2.3 billion.

(7)	LIBOR + 1.125% or at an alternative base rate, which is the greater of the prime rate for USD borrowings or the Federal Funds Rate + 0.50%, or for foreign currency borrowings, at the prevailing EURIBOR rate + 1.125% or GBP LIBOR + 1.125%.

Term Debt

For our Commercial Finance segment, we have raised capital by securitizing pools of assets from our portfolio in permanent, on-balance-sheet term debt securitizations. As of March 31, 2008, the outstanding balance of our term debt securitizations was $7.0 billion.

Owner Trust Term Debt

Within our Residential Mortgage Investment segment, we own beneficial interests in securitization trusts (the “Owner Trusts”), which, in 2006, issued $2.4 billion in senior notes and $105.6 million in subordinated notes backed by $2.5 billion of a diversified pool of adjustable rate commercial loans. As of March 31, 2008, the outstanding balance of our Owner Trust term debt was $1.9 billion.

Convertible Debt

We have raised capital through the issuance of convertible debt. As of March 31, 2008, the outstanding balance of our convertible debt was $758.8 million.

Subordinated Debt

We have raised junior subordinated capital through the issuance of trust preferred securities. As of March 31, 2008, the outstanding balance of our subordinated debt was $533.0 million.

Mortgage Debt

For our Healthcare Net Lease segment, we use mortgage loans to finance certain of our direct real estate investments. As of March 31, 2008, the outstanding balance of our mortgage debt was $283.3 million.

Debt Covenants

We, and some of our wholly owned subsidiaries, are required to comply with financial and non-financial covenants related to our debt financings and our servicing of loans collateralizing our secured credit facilities and term debt. Upon the occurrence of an event of default, among other things, servicing could be transferred to another servicer, payment of all amounts payable under the related debt may be accelerated and/or the lender’s commitment may be terminated. The notes under the trusts established in connection with our term debt include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates and upon other termination events.

Equity

We offer a DRIP to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three months ended March 31, 2008 and 2007, we recorded $148.2 million and $126.3 million, respectively, related to the direct purchase of 12.1 million and 5.1 million shares of our common stock pursuant to the DRIP, respectively. In addition, we received proceeds of $21.1 million and $7.8 million related to cash dividends reinvested in 2.0 million and 0.3 million shares of our common stock during the three months ended March 31, 2008 and 2007, respectively.

Commitments, Guarantees & Contingencies

As of March 31, 2008 and December 31, 2007, we had unfunded commitments to extend credit to our clients of $4.6 billion and $4.7 billion, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. We expect that our commercial loan commitments will continue to exceed our available funds indefinitely. Our obligation to fund unfunded commitments is generally based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet specified preconditions to borrowing. In some cases, our unfunded commitments do not require additional collateral to be provided by a borrower as a prerequisite to future fundings by us, and in some cases, additional funding under these commitments is at our discretion. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create lender liability and breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business. We currently believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments.

As of March 31, 2008, we had issued $204.1 million in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. For further information on these contingencies is included in Note 16, Commitments and Contingencies, in our accompanying consolidated financial statements for the three months ended March 31, 2008.

As of March 31, 2008, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. For reasons further discussed in Note 16, Commitments and Contingencies, in our accompanying consolidated financial statements for the three months ended March 31, 2008, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheets as of March 31, 2008.

We have provided a financial guarantee to a third-party warehouse lender that financed the purchase of approximately $344 million of commercial loans by a special purpose entity to which one of our other wholly owned indirect subsidiaries provides advisory services in connection with such purchases of commercial loans. We have provided the warehouse lender with a limited guarantee under which we agreed to assume a portion of net losses realized in connection with those loans held by the special purpose entity up to a specified loss limit. The guarantee is scheduled to expire on September 18, 2008, but may terminate earlier to the extent that the warehouse facility is refinanced prior to the guarantee’s expiry. In accordance with the provisions of FIN 46(R) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we determined that we are not required to recognize the assets and liabilities of this special purpose entity for financial statement purposes as of March 31, 2008. This special purpose entity was formed to eventually complete collateralized loan obligation transactions for which we would serve as advisor. In light of current conditions in the markets for third-party managed collateralized loan obligation transactions, we do not expect to close this transaction in 2008.

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

Residential Mortgage Investment Segment

A significant asset class in our residential mortgage investment portfolio is Agency MBS. For all Agency MBS we benefit from a full guarantee from Fannie Mae or Freddie Mac, and look to this guarantee to mitigate the risk of changes in the credit performance of the mortgage loans underlying the Agency MBS. However, variation in the level of credit losses may impact the duration of our investments since a credit loss results in the prepayment of the relevant loan by the guarantor. The remainder of our residential mortgage investment portfolio is primarily mortgage related receivables. With respect to mortgage-related receivables, we are directly exposed to the level of credit losses on the underlying mortgage loans.

Concentrations of Credit Risk

In our normal course of business, we engage in commercial finance and leasing activities with clients primarily throughout the United States. As of March 31, 2008, the single largest industry concentration was skilled nursing, which made up approximately 15.4% of our commercial loan portfolio. As of March 31, 2008, the largest geographical concentration was Florida, which made up approximately 14.5% of our commercial loan portfolio. As of March 31, 2008, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 98% of the investments. As of March 31, 2008, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 33% of the investments.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from all counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” As of March 31, 2008 and December 31, 2007, the gross positive fair value of our derivative financial instruments were $140.8 million and $82.9 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $91.8 million and $58.0 million as of March 31, 2008 and December 31, 2007, respectively. We did not hold collateral against derivative financial instruments as of March 31, 2008 and December 31, 2007. Accordingly, our net exposure to derivative counterparty credit risks as of March 31, 2008 and December 31, 2007, was $49.0 million and $24.9 million, respectively.

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

The primary market risk to which we are exposed is interest rate risk, which is inherent in the financial instruments associated with our operations, primarily including our loans, residential mortgage investments and borrowings. Our traditional loan products are non-trading positions and are reported at amortized cost. Additionally, debt obligations that we incur to fund our business operations are recorded at historical cost. While GAAP requires a historical cost view of such assets and liabilities, these positions are still subject to changes in economic values based on varying market conditions. Interest rate risk is the effect of changes in the economic value of our loans, and our other interest rate sensitive instruments and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk through the use of various types of derivative instruments. For a detailed discussion of our derivatives, see Note 17, Derivative Instruments, in our accompanying consolidated financial statements for the three months ended March 31, 2008.

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

The estimated (decreases) increases in net interest income for a 12-month segments based on changes in the interest rates applied to the combined portfolios of our Commercial Finance and Healthcare Net Lease segments as of March 31, 2008, were as follows:

Estimated (Decrease)
Increase in
Rate Change	Net Interest Income
(Basis Points)	Over 12 Months
($ in thousands)

−100	$8,760
−50	3,960
+ 50	(2,640)
+ 100	(600)

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed a 75% advance rate on our variable rate borrowings.

Approximately 39% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of March 31, 2008. The loans with interest rate floors as of March 31, 2008, were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Exceeding the interest rate floor	$651,116	7%
At the interest rate floor	56,814	1
Below the interest rate floor	3,016,701	31
Loans with no interest rate floor	6,034,691	61

Total	$9,759,322	100%

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

The estimated changes in fair value based on changes in interest rates applied to our residential mortgage investment portfolio as of March 31, 2008, were as follows:

	Estimated (Decrease)
Rate Change	Increase	Percentage of Total
(Basis Points)	in Fair Value	Segment Assets
	($ in thousands)

−100	$6,495	0.11%
−50	2,900	0.05
+ 50	(1,339)	(0.02)
+ 100	(2,040)	(0.03)

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

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our accompanying consolidated financial statements for the three months ended March 31, 2008 and our critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates. Our critical accounting estimates are described in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2007. The following are new critical accounting policies during the three months ended March 31, 2008.

Fair Value Measurements

A portion of our assets are accounted for at fair value both on a recurring and nonrecurring basis. Specifically, investments in debt securities that are classified as trading, as well as derivative instruments are periodically adjusted to fair value through earnings. Investments in debt and equity securities that are classified as available-for-sale are adjusted to fair value through accumulated other comprehensive income, while loans held for sale are recorded at the lower of carrying value or fair value. Additionally, the fair value of equity investments is estimated for purposes of assessing and measuring such assets for impairment purposes while we use the fair value of collateral method to assess fair value for certain of our commercial loans for purposes of establishing a specific reserve against those assets.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants.

SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value. The hierarchy prioritizes observable data from active markets, placing measurements using those inputs in Level 1 of the fair value hierarchy, and gives the lowest priority to unobservable inputs and classifies these as Level 3 measurements. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement;

Level 2 — Valuations based on quoted prices for similar assets or in markets that are not active or for which all significant inputs are observable either directly or indirectly;

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, management’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

In accordance with SFAS No. 157, it is our policy to maximize the use of observable market based inputs to value our financial instruments carried at fair value on a recurring basis or to determine whether an adjustment to fair value is needed for assets carried at fair value on a non-recurring basis. A number of our financial instruments carried at fair value, whether on a recurring or non-recurring basis, are valued using internal assumptions and, therefore, classified as Level 3 within the SFAS No. 157 hierarchy.

The estimations of fair values reflect our best judgments regarding the appropriate valuation methods and assumptions that market participants would use in determining fair value. The selection of a method to estimate fair value for each type of financial instrument depends on the reliability and availability of relevant market data. The amount of judgment involved in estimating the fair value of a financial instrument is affected by a number of factors, such as the type of instrument, the liquidity of the markets for the instrument and the contractual characteristics of the instrument. Judgments in these cases include, but are not limited to:

•	Selection of third-party market data sources;

•	Evaluation of the expected reliability of the estimate;

•	Reliability, timeliness and cost of alternative valuation methodologies; and

•	Selection of proxy instruments, as necessary.

For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data and, therefore, would be classified as either Level 1 or Level 2 within the SFAS No. 157 hierarchy, little, if any, subjectivity is applied when determining the instrument’s fair value. Whether a financial instrument is classified as Level 1 or Level 2 will depend largely on its similarity with other financial instruments in the marketplace and our ability to obtain corroborative data regarding whether the market in which the financial instrument trades is active. Our largest portfolio of financial instruments carried at either Level 1 or Level 2 is our Agency MBS portfolio which is classified as Level 2. For these assets, we obtain information from the pricing services and have validated that there is sufficient due diligence performed by the pricing services to corroborate that the values used to mark the assets to fair value fall within Level 2 of the fair value hierarchy. Other Level 2 assets include equity securities in public companies and our over-the-counter traded derivatives to manage interest rate risk and foreign exchange risk with the values determined using market based yield curves, volatilities, basis spreads and other factors.

When observable market prices and data do not exist, significant management judgment is necessary to estimate fair value. In those cases, small changes in assumptions could result in significant changes in valuation. The financial instruments we hold that require the most complex judgments and assumptions involve equity investments that do not have readily determinable fair values and, therefore, are typically classified as Level 3 measurements. Each of these investments is valued using an internally developed model. This model utilizes industry valuation benchmarks, such as multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ranging from three to ten times, depending on the industry, to determine a value for the underlying enterprise. We reduce this value by debt outstanding to arrive at an estimated equity value of the enterprise. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

As of March 31, 2008, of the financial assets carried at fair value, $3.5 billion (19% of total assets) were classified as Level 1 or 2 while $163.9 million (0.9% of total assets) were classified as Level 3. From a liability perspective, $325.4 million (2% of total liabilities) were classified as Level 1 or Level 2 while $13.3 million (0.1% of total liabilities) were classified as Level 3.

For our Level 3 assets, none of the associated unrealized gains/losses had a significant affect on our results of operations including impacts on liquidity, capital adequacy or other measures. Additionally, we did not experience any material declines in the market values of any of our financial instruments carried at fair value using Level 3 measurements during the three months ended March 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for a detailed discussion of our derivatives, see Note 17, Derivative Instruments, in our accompanying consolidated financial statements for the three months ended March 31, 2008. and Note 21, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2007 included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our securities could decline. As a result, you should consider all of the following risks, together with all of the other Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on February 29, 2008 (the “Form 10-K”) and the other information in this Quarterly Report on Form 10-Q, the Form 10-K and our future filings with the Securities and Exchange Commission before deciding to invest in our securities.

Overview

On April 13, 2008, we entered into a definitive asset purchase agreement with Fremont Investment & Loan (“FIL”), a California industrial bank (the “Agreement”), pursuant to which we agreed, through a new subsidiary we will form, to assume all of FIL’s deposits (approximately $5.6 billion as of March 31, 2008) and deposit-related liabilities and to acquire 22 retail banking branches and operate them through our new bank subsidiary. Under the Agreement, we will also acquire certain systems and other infrastructure necessary for the operation of the retail branch network, approximately $3.0 billion of cash and short-term investments and the “A” participation interest in a pool of commercial real estate loans (the “Participation Interest”), which Participation Interest had an outstanding principal balance of approximately $2.7 billion as of March 31, 2008. The transaction is subject to regulatory approval and, accordingly, on April 29, 2008 we filed applications with the Department of Financial Institutions of the State of California (“DFI”) and with the Federal Deposit Insurance Corporation (“FDIC”) to form a de novo California-chartered industrial bank, seek approval of the acquisition and obtain federal deposit insurance. The Agreement provides for our payment of a cash purchase price of $58 million plus an amount (such amount not to exceed $140 million) equal to 2% of assumed deposits at closing. The Participation Interest will be acquired at a 3% discount to its net book value (as such term is defined in the Agreement). CapitalSource and its affiliates are not acquiring FIL, any contingent liabilities or any business operations except FIL’s retail branch network.

The foregoing description of the transaction and the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which was attached as Exhibit 2.1 to our Current Report on Form 8-K filed on April 17, 2008.

The following disclosures are being made in respect of the pending acquisition and its potential impact on our business and financial condition.

Reasons for the Acquisition

We believe the acquisition will give our new bank access to a significant base of deposits with strong growth prospects. Together with our valuable commercial finance lending franchise, this acquisition positions us to grow by diversifying and strengthening our funding platform, allowing us to take advantage of the attractive lending opportunities now available in the market. We anticipate that forming the new bank, acquiring branches and assuming the deposit liabilities will enhance our liquidity profile, increase our profitability and improve our capital efficiency. Our business plan filed with the regulators envisions a sale of a portion of our existing loans to the new bank, a portion of the proceeds from which we intend to use to pay down some of our existing credit facilities.

Risk Factors

We must obtain regulatory approvals to complete the acquisition, which, if delayed, not granted, or granted with unacceptable conditions, may jeopardize or postpone the completion of the acquisition, result in additional expenditures of money and resources or reduce the anticipated benefits of the acquisition.

We must obtain regulatory approvals in a timely manner from the DFI and FDIC prior to completion of the acquisition. If we do not receive these approvals, or do not receive them on terms that satisfy the conditions set forth in the acquisition agreement, then neither party will be obligated, or in some cases permitted, to complete the acquisition. The DFI and FDIC have broad discretion in administering the governing statutes and regulations. As a condition to approval of the acquisition, the DFI and FDIC may impose requirements, limitations or costs that could negatively affect the way we or our new bank will conduct business and, therefore, could cause us to fail to realize the expected benefits of the transaction. In addition, these requirements, limitations or costs could jeopardize or delay the completion of the acquisition or significantly reduce its benefits to us.

Other conditions to closing of the asset acquisition may not be satisfied.

In addition to the regulatory approvals, closing of the transaction is subject to satisfaction or waiver of other closing conditions, including the following:

•	the approval of the shareholders of FIL’s ultimate parent, Fremont General Corporation (“FGC”) or, in the alternative, a bankruptcy court;

•	FIL’s deposits at closing being at least equal the net book value of the Participation Interest;

•	FIL having sufficient cash and assets to offset its liabilities; and

•	FIL remaining a going concern and not being seized by the FDIC.

We cannot assure investors that the conditions precedent to closing will be satisfied.

We may fail to realize all of the anticipated benefits of the acquisition.

We entered into the acquisition agreement with the expectation that the acquisition will result in significant benefits to us. Achieving the benefits of the acquisition will depend in part on integrating the acquired assets and assumed liabilities and personnel to be hired by us in a timely and efficient manner to minimize the risk that the acquisition will result in the loss of deposit customers or key employees or the diversion of management’s attention from other important issues. We will need to overcome significant issues to realize any benefits or synergies from the acquisition, including that we do not have experience operating in closely regulated markets. Furthermore, the principal operations of the new bank will be located in southern California, while our principal offices are located in Chevy Chase, Maryland. There are currently no plans to combine or relocate these principal offices. For the acquisition to be successful, we will have to successfully integrate the new bank’s products, services, personnel and operations with our products, services, personnel and operations. This integration will involve considerable execution risk and may or may not be successful. Further, the attention and effort devoted to the formation and organization of the new bank and the integration of the acquired assets and assumed liabilities may divert management’s attention from other important issues. We cannot offer any assurances that we can successfully integrate or realize any of the acquisition’s anticipated benefits.

In addition, we are seeking approval from the regulators to transfer and/or sell to the new bank a portion of our existing loans in connection with the completion of the acquisition. If the new bank’s purchase of these assets is not approved by the regulators, or if the approvals are limited or conditioned in some manner, including by limiting the amount of assets we are permitted to transfer to the new bank, the anticipated benefits of the acquisition to us may be reduced or eliminated.

The loan that may be made by an affiliate of ours to enable FIL to close the transaction may not be repaid.

If we are required to loan money to FIL to cover any shortfall between the amount of FIL’s cash on hand and the amount of cash required to be delivered to us at the closing to offset assumed deposits, the collateral securing the principal amount of that loan may not be sufficient to enable us to be repaid fully if the loan were to default, thereby effectively increasing the cost of the transaction to us.

The Participation Interest may not pay down to the extent necessary to avoid losses for the new bank.

The holder of the Participation Interest is entitled to receive 70% of principal payments received with respect to the loans underlying the Participation Interest. Certain of the loans underlying the Participation Interest may be in default from time to time. Given current economic conditions affecting the commercial and residential real estate markets, it is possible that the level of defaults, and the level of losses associated with such defaults, could increase. To the extent losses on the underlying loans significantly exceed expectations, the amount of principal available for distribution to the holder of the Participation Interest could be reduced to a level which would cause the holder of the Participation Interest to experience credit losses. A number of factors could contribute to losses on the loans underlying the Participation Interest. For example, if a commercial real estate borrower defaults on a loan but does not have sufficient assets to satisfy the loan, a loss of principal or interest may result. Additionally, in the event of a borrower bankruptcy, recourse to the assets of the borrower may be limited, or the assets of the borrower may not be sufficient to satisfy the borrower’s obligations under the loan. Furthermore, the loan portfolio underlying the Participation Interest includes loans made to developers to construct prospective projects. The primary risks to the owner of construction loans are the potential for cost over-runs, the developer’s failing to meet a project delivery schedule and the inability of a borrower to sell or refinance the project at completion and repay the loan. There could be losses on a loan if the borrower is unable to sell the project or refinance the loan. If losses reach levels in excess of the credit-enhancement features of the Participation Interest, the new bank could experience losses which will adversely impact our financial results.

Compliance with applicable regulations could be more costly than expected and could negatively impact the business of the new bank following the acquisition.

The new bank will be a California-chartered industrial bank and, as such, subject to the supervision and regulation by the DFI and the FDIC, both of which will examine the new bank on a regular basis. Although we and our subsidiaries other than the new bank will not be directly regulated or supervised by the DFI, the FDIC, or any other bank regulatory authority, we and such other subsidiaries may be subject to regulatory oversight with respect to guidelines concerning our and their relationship with the new bank and other areas if required by the regulators. Regulatory approval will be conditioned on our entering into a satisfactory supervisory agreement with the regulators. Compliance with applicable regulations could be more costly than expected and could negatively impact our and the new bank’s business and operations.

Currently, we are not regulated as an insured depository institution, savings and loan holding company or bank holding company and do not control any regulated insured depository institution. Banks are subject to extensive regulation of their activities and investments, their capitalization, their risk management policies and procedures, and their relationships with affiliated companies.

California Law

The industrial banking business to be conducted by the new bank following the closing of the acquisition is governed by the California Financial Code (“Financial Code”), and the rules and regulations of the Commissioner of the DFI. All California state statutory and regulatory references to banks or commercial banks apply equally to California-chartered industrial banks. A California-chartered industrial bank may offer all loan and credit programs and deposit accounts that commercial banks may offer, with the significant exception that industrial banks are not authorized to offer certain demand deposit accounts.

Federal Law

Assuming approvals are received, following closing the new bank’s deposits will be insured by the FDIC to the full extent permitted by law and the FDIC will serve as the primary Federal regulator of the new bank. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. The approval of the FDIC is required prior to any merger, consolidation or change in control or the establishment or relocation of any branch office of the new bank.

Safety and Soundness Standards

As required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) as amended, the federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems, and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees, and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish allowances that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the bank’s board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. Our new bank will have to comply with all of these requirements, and may be required to incur significant costs to establish and maintain a successful compliance program.

Federal regulations require banks to maintain adequate allowances for loan losses. Compliance with these requirements may require us to alter the manner in which we evaluate and manage the loans we expect to sell to the new bank at closing and other loans originated by the new bank. Any alterations of this nature may be disruptive to our lending business and portfolio management operations.

Federal and state banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Under applicable law, the new bank may be placed into receivership by the DFI or the FDIC for a number of reasons, including its insolvency, operation in an unsafe and unsound condition, a substantial dissipation of assets or earnings due to any violation of any statute or regulation or any unsafe or unsound practice, or the willful violation of a final cease and desist order.

Capital Standards

Each federal banking agency has adopted risk-based capital regulations under which a banking organization’s capital is compared to the risk associated with its operations for both transactions reported on the balance sheet as assets as well as transactions which are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for other assets with relatively high credit risk.

FDIC regulations define five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from “well-capitalized” to “critically under-capitalized”, are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier-1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. Although we intend to contribute significant equity to the new bank after closing, we will have to monitor the operations of the new bank carefully to ensure that such capital is adequate and that corrective actions are not required.

In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. For the FDIC, a minimum required ratio of Tier-1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution’s particular risk profile.

Banking organizations that are experiencing or anticipating significant growth are expected to maintain capital ratios above the minimum levels. In addition to the uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

Limitations on Dividends

The new bank will be subject to regulatory limitations on its ability to pay dividends, including a prohibition on paying dividends during the first three years of its operation. Consequently, during periods in which dividends are prohibited, any excess capital in the bank will not be available for lending activities expected to be conducted outside of the bank in our other entities. This restriction on dividends may limit our ability to make loans outside of the new bank.

Other Regulation

The new bank also will be subject to federal consumer protection and other laws, including, but not limited to, the Truth In Savings Act, the Truth in Lending Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Home Ownership and Equity Protection Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the USA Patriot Act, and the Gramm-Leach-Bliley Act. These laws, rules and regulations, among other things, impose licensing obligations, limit the interest rates and fees that can be charged, mandate disclosures and notices to consumers, mandate the collection and reporting of certain data regarding customers, regulate marketing practices and require the safeguarding of non-public information of customers.

The acquisition may require us to acquire additional real estate assets to comply with REIT requirements.

We expect the acquisition to increase the value of our taxable REIT subsidiary. As a result, we may have to acquire additional real estate assets to maintain compliance with the REIT asset tests. If we are unable to acquire additional real estate assets on favorable terms, our business and our ability to comply with the REIT asset tests could be adversely affected.

Our cash dividends are not guaranteed and may fluctuate; we could reduce or eliminate dividends on our common stock.

Our board of directors, in its sole discretion, determines the amount and frequency of dividends to be paid to our shareholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, legal limitations, tax considerations, borrowing capacity and other factors, including debt covenant and regulatory restrictions that may impose limitations on cash payments. Consequently, our dividend levels may fluctuate, and the level of future dividends we pay could be less than expected. Due to the continuing challenges to obtaining financing in the credit markets and in light of our potential acquisition of assets from FIL as well as other factors discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Liquidity and Capital Resources section of this Form 10-Q, we could take several actions to maintain or improve our liquidity including, but not limited to, reducing or eliminating dividends. If our board determined to change our dividend policy or we otherwise are required or elect to retain, subject to maintaining our qualification as a REIT, rather than distribute our income, our stock price could be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2008 was as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

January 1 — January 31, 2008	97,977	$17.60	—	—
February 1 — February 29, 2008	166,352	16.32	—	—
March 1 — March 31, 2008	54,403	14.22	—	—

Total	318,732	$16.35

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

ITEM 5.	OTHER INFORMATION

Amendment and Restatement of Existing Term Securitization

On May 8, 2008, a Second Amended and Restated Sale and Servicing Agreement, by and among CapitalSource Real Estate Loan LLC, 2007-A (“2007-A”), as the Seller, CSE Mortgage LLC (“CSE Mortgage”), as the Originator and Servicer, each of the Issuers from time to time party thereto, each of the Liquidity Banks from time to time party thereto, Citicorp North America, Inc. (“Citicorp”), as the Administrative Agent and Wells Fargo Bank, National Association (“Wells Fargo”), as the Backup Servicer and as the Collateral Custodian (the “Agreement”) was entered into among 2007-A, CSE Mortgage, CRC Funding, LLC, as an Issuer, CAFCO, LLC, as an Issuer, CIESCO, LLC, as an Issuer, Citibank, N.A. (“Citibank”), as a Liquidity Bank, Citicorp, as the Administrative Agent, Wells Fargo, as the Backup Servicer and Collateral Custodian, and Citibank as the Hedge Counterparty. 2007-A is a wholly owned subsidiary of CSE Mortgage, which is a wholly owned subsidiary of CapitalSource Inc.

The Agreement made the following material changes to the term securitization:

•	increased the interest payable on the sold notes by 0.75% to 2.25% above the floating commercial paper rate;

•	reduced the maximum overall advance rate for the aggregate loans pledged under the term securitization by 5% to 70%;

•	provided a mandatory call when the borrowing base is reduced to 15% of its balance as of the time the term securitization began to amortize;

•	provided that the term securitization is cross-defaulted to each of our other debt and repurchase facilities in excess of $10.0 million subject to certain exceptions described in the Agreement;

•	provided for a renewal fee in accordance with prevailing market rates; and

•	modified circumstances under which we can remove assets from the term securitization.

The Agreement provides for an initial commitment of $959.9 million. However, borrowings in excess of an aggregate limit for all borrowings under this securitization, the Funding VII credit facility discussed below and our other credit facility with Citicorp (collectively, the “Citi Facilities”) are subject to the Administrative Agent’s discretion. The initial aggregate limit as of May 8, 2008 is $1.7 billion and the total outstanding amount under the Citi Facilities as of May 8, 2008 was approximately $1.6 billion. The aggregate limit steps down incrementally to $750 million over the course of the following 364 days based on occurrences described in the Agreement. In addition, the Agreement provides for the incremental reduction of Citicorp’s aggregate commitment under the Citi Facilities from $2.2 billion as of May 8, 2008 to $1.25 billion over the course of the following 364 days based on occurrences described in the Agreement.

Under the Agreement, we are required to comply with various covenants, including, without limitation, minimum consolidated tangible net worth and maximum leverage ratio. The Agreement also includes various covenants and termination events customary for transactions of this nature and provides that, upon the occurrence of any certain termination events, among other things, the servicing could be transferred to another servicer and/or payment of all amounts payable under the term securitization may be accelerated. The Agreement also contains accelerated amortization provisions that require cash flows to be applied as payment to the noteholders upon the occurrence of certain of the other termination events.

From time to time we have entered into other transactions and agreements with Citicorp, certain of the other parties to the Agreement and their respective affiliates.

New Credit Facility

On May 8, 2008, we entered into a secured, revolving credit facility with Citicorp North America, Inc. (“Citicorp”) and certain of its affiliates. We expect to use the funds available under this facility, which has an initial commitment of $1.0 billion, to finance the origination from time to time of commercial loans. This facility replaced the $1.5 billion secured, revolving credit facility with Citigroup Global Markets Realty Corp. that was terminated on May 8, 2008 and is described below (“Replaced Facility”).

At closing, CS Funding VII Depositor LLC (“Funding VII Depositor”), entered into a Sale and Servicing Agreement among Funding VII Depositor, as the Seller, CapitalSource Finance LLC (“CapitalSource Finance”), as the Originator and as the Servicer, each of the Issuers from time to time party thereto, each of the Liquidity Banks from time to time party thereto, Citicorp, as the Administrative Agent, and Wells Fargo Bank, National Association (“Wells Fargo”), as the Backup Servicer and as the Collateral Custodian (the “Sale and Servicing Agreement”). CapitalSource Finance is a wholly owned indirect subsidiary of CapitalSource Inc. and Funding VII Depositor is a wholly owned indirect subsidiary of CapitalSource Finance. The credit facility is secured by certain commercial loans from our portfolio and the revolving period is scheduled to terminate on March 31, 2009 after which the facility, if not renewed or paid, may amortize for a maximum period of one year. Interest on borrowings will be charged at a rate equal to the applicable commercial paper rate plus 2.25% during the revolving period and the applicable commercial paper rate plus 4.50% after the revolving period terminates.

The Sale and Servicing Agreement provides for an initial commitment amount of $1.0 billion. However, borrowings in excess of an aggregate limit for all borrowings under the Citi Facilities are subject to the Administrative Agent’s discretion. The initial aggregate limit as of May 8, 2008 is $1.7 billion and the total outstanding amount under the Citi Facilities as of May 8, 2008 was approximately $1.6 billion. The aggregate limit steps down incrementally to $750 million over the course of the following 364 days based on occurrences described in the Sale and Servicing Agreement. In addition, the Sale and Servicing Agreement provides for the incremental reduction of Citicorp’s aggregate commitment under the Citi Facilities from $2.2 billion as of May 8, 2008 to $1.25 billion over the course of the following 364 days based on occurrences described in the Sale and Servicing Agreement.

The Sale and Servicing Agreement includes the following additional provisions which are different from those that were in the Replaced Facility:

•	maturity date of March 31, 2009 as compared to August 1, 2008;

•	provided an amortization period of one year upon termination of the revolving period as compared to maturity upon such termination;

•	increased the program fee charged on borrowings under the facility by 135 basis points to be 225 basis points;

•	reduced the overall maximum advance rate for the aggregate loans pledged under the facility by 5% to 70%, with advance rates on certain loans specified in the Agreement being subject to mark-to-market provisions;

•	provided that the new facility is cross-defaulted to each of our other debt and repurchase facilities in excess of $10.0 million subject to certain exceptions described in the Sale and Servicing Agreement;

•	modified circumstances under which we can remove assets from the facility;

•	increased the unused line and renewal fees in accordance with prevailing market rates; and

•	provided a mandatory call when the borrowing base is reduced to 15% of its balance as of the time the facility begins to amortize.

Under the Sale and Servicing Agreement, we are required to comply with various covenants, including, without limitation, minimum consolidated tangible net worth and maximum leverage ratio. The Sale and Servicing Agreement also includes various covenants and events of default customary for transactions of this nature and provides that, upon the occurrence of an event of default, among other things, the servicing could be transferred to another servicer and/or payment of all amounts payable under the credit facility term securitization may be accelerated and/or the lender’s commitment may be terminated. The Sale and Servicing Agreement also contains accelerated amortization provisions that require cash flows to be applied as payment to the lenders upon the occurrence of certain of the other events of default.

From time to time we have entered into other transactions and agreements with Citicorp, certain of the other parties to the Sale and Servicing Agreement and their respective affiliates.

Termination of a Credit Facility

In connection with consummation of the secured, revolving credit facility with Citicorp described above, we fully repaid all amounts outstanding under our $1.5 billion secured, revolving credit facility with Citigroup Global Markets Realty Corp., which was an Initial Noteholder under that certain Sale and Servicing Agreement among CapitalSource Funding VII Trust, as Issuer, Funding VII Depositor, as Depositor, CapitalSource Finance as Loan Originator and Servicer, and Wells Fargo as Indenture Trustee, Collateral Custodian and Backup Servicer, dated as of April 19, 2007, which was scheduled to mature on August 1, 2008, and we terminated the agreements evidencing such facility.

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: May 9, 2008	/s/ JOHN K. DELANEY John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	/s/ THOMAS A. FINK Thomas A. Fink Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2008	/s/ DONALD F. COLE Donald F. Cole Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No		Description

3.1		Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008).†
3.2		Amended and Restated Bylaws (composite version; reflects all amendments through October 30, 2007) (incorporated by reference to exhibit 3.2 to the Form 10-Q filed by CapitalSource on November 9, 2007).
10.1		Amended and Restated Sale and Servicing Agreement, dated as of April 28, 2006, by and among CSE QRS Funding I LLC, as the seller, CSE Mortgage LLC, as the Originator and as the Servicer, each of the Purchasers and Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as the Administrative Agent and as the WBNA Agent, and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian (composite version; reflects all amendments through April 24, 2008).†
10.2		Second Amended and Restated Sale and Servicing Agreement, dated as of June 30, 2006, as Amended and Restated as of July 28, 2006, and as further Amended and Restated as of May 8, 2008, by and among CSE QRS Funding II LLC, as the Seller, CSE Mortgage LLC, as the Servicer and Originator, the Issuers from time to time party thereto, the Liquidity Banks from time to time party thereto, Citicorp North America, Inc., as the Administrative Agent and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian (composite version; reflects all amendments through May 8, 2008).†
10.3		Sale and Servicing Agreement, dated as of May 8, 2008, by and among CS Funding VII Depositor LLC, as the Seller, CapitalSource Finance LLC, as the Servicer and Originator, the Issuers from time to time party thereto, the Liquidity Banks from time to time party thereto, Citicorp North America, Inc., as the Administrative Agent and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian.†
10	.4*	Third Amended and Restated Equity Incentive Plan (composite version; reflects all amendments through May 1, 2008).†
12.1		Ratio of Earnings to Fixed Charges.†
31.1		Rule 13a — 14(a) Certification of Chairman of the Board and Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 Certifications.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.