Form 10-Q
period 2008-06-30
CAPITALSOURCE INC
filed 2008-08-11
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File No. 1-31753

CapitalSource Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	35-2206895 (I.R.S. Employer Identification No.)

4445 Willard Avenue, 12th Floor
Chevy Chase, MD 20815
(Address of Principal Executive Offices, Including Zip Code)

(800) 370-9431
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 1, 2008, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 276,104,930.

CapitalSource Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$169,667	$178,699
Restricted cash	428,955	513,803
Mortgage-related receivables, net	1,907,229	2,041,917
Mortgage-backed securities pledged, trading	1,606,475	4,060,605
Loans held for sale	98,817	94,327
Loans:
Loans	9,329,068	9,773,410
Less deferred loan fees and discounts	(169,954)	(147,089)
Less allowance for loan losses	(141,128)	(138,930)

Loans, net	9,017,986	9,487,391
Direct real estate investments, net	1,007,699	1,017,604
Investments	289,943	231,776
Other assets	366,832	414,227

Total assets	$14,893,603	$18,040,349

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$1,541,795	$3,910,027
Credit facilities	1,687,242	2,207,063
Term debt	6,562,841	7,146,437
Other borrowings	1,669,195	1,704,108
Other liabilities	357,765	444,997

Total liabilities	11,818,838	15,412,632
Noncontrolling interests	15,246	45,446
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 and 500,000,000 shares authorized, respectively; 276,139,152 and 220,704,800 shares issued and outstanding, respectively)	2,761	2,207
Additional paid-in capital	3,586,096	2,902,501
Accumulated deficit	(538,619)	(327,387)
Accumulated other comprehensive income, net	9,281	4,950

Total shareholders’ equity	3,059,519	2,582,271

Total liabilities, noncontrolling interests and shareholders’ equity	$14,893,603	$18,040,349

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	($ in thousands, except per share data)

Net investment income:
Interest income	$254,222	$311,184	$562,547	$600,738
Fee income	41,267	45,056	74,908	95,083

Total interest and fee income	295,489	356,240	637,455	695,821
Operating lease income	24,210	22,118	51,900	42,406

Total investment income	319,699	378,358	689,355	738,227
Interest expense	160,083	200,291	349,028	386,940

Net investment income	159,616	178,067	340,327	351,287
Provision for loan losses	31,674	17,410	37,333	32,336

Net investment income after provision for loan losses	127,942	160,657	302,994	318,951
Operating expenses:
Compensation and benefits	37,808	38,615	69,597	78,629
Depreciation of direct real estate investments	8,990	7,390	17,906	14,152
Other administrative expenses	23,844	20,438	50,648	38,984

Total operating expenses	70,642	66,443	138,151	131,765
Other income (expense):
Diligence deposits forfeited	1,714	1,813	2,361	2,675
(Loss) gain on investments, net	(4,827)	17,002	(3,686)	23,165
Gain (loss) on derivatives	15,098	3,153	(23,013)	898
Gain (loss) on residential mortgage investment portfolio	9,060	(13,846)	(46,317)	(19,544)
Other income, net	19,241	12,957	14,542	19,934

Total other income (expense)	40,286	21,079	(56,113)	27,128
Noncontrolling interests expense	283	1,272	1,580	2,602

Net income before income taxes	97,303	114,021	107,150	211,712
Income taxes	37,243	29,693	40,319	48,694

Net income	$60,060	$84,328	$66,831	$163,018

Net income per share:
Basic	$0.26	$0.45	$0.29	$0.89
Diluted	$0.25	$0.45	$0.29	$0.88
Average shares outstanding:
Basic	235,076,287	185,371,033	227,580,584	182,274,147
Diluted	236,445,230	187,428,430	228,969,238	184,512,451
Dividends declared per share	$0.60	$0.60	$1.20	$1.18

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income, Net	Equity
	(Unaudited)
	($ in thousands)

Total shareholders’ equity as of December 31, 2007	$2,207	$2,902,501	$(327,387)	$4,950	$2,582,271
Net income	—	—	66,831	—	66,831
Other comprehensive income:
Unrealized gains, net of tax	—	—	—	4,331	4,331

Total comprehensive income					71,162
Dividends paid	—	4,105	(278,063)	—	(273,958)
Issuance of common stock, net	550	629,284	—	—	629,834
Stock option expense	—	3	—	—	3
Exercise of options	1	325	—	—	326
Restricted stock activity	3	11,132	—	—	11,135
Beneficial conversion option on convertible debt	—	48,376	—	—	48,376
Tax benefit on exercise of options	—	76	—	—	76
Tax expense on vesting of restricted stock grants	—	(9,706)	—	—	(9,706)

Total shareholders’ equity as of June 30, 2008	$2,761	$3,586,096	$(538,619)	$9,281	$3,059,519

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$66,831	$163,018
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock option expense	3	3,909
Restricted stock expense	18,541	16,662
Gain on extinguishment of debt	(12,725)	—
Amortization of deferred loan fees and discounts	(50,494)	(49,772)
Paid-in-kind interest on loans	6,250	(12,031)
Provision for loan losses	37,333	32,336
Amortization of deferred financing fees and discounts	52,569	17,418
Depreciation and amortization	18,264	16,831
Benefit for deferred income taxes	(8,104)	(3,918)
Non-cash loss on investments, net	6,280	1,216
Non-cash loss (gain) on property and equipment disposals	593	(1,408)
Unrealized loss (gain) on derivatives and foreign currencies, net	26,230	(958)
Unrealized loss on residential mortgage investment portfolio, net	31,664	29,950
Net decrease (increase) in mortgage-backed securities pledged, trading	2,468,709	(812,546)
Amortization of discount on residential mortgage investments	(7,108)	(17,318)
Decrease (increase) in loans held for sale, net	220,389	(162,524)
Decrease (increase) in other assets	48,710	(13,384)
Decrease in other liabilities	(83,725)	(16,688)

Cash provided by (used in) operating activities	2,840,210	(809,207)
Investing activities:
Decrease in restricted cash	84,848	19,254
Decrease in mortgage-related receivables, net	122,765	139,241
Acquisition of CS Advisors CLO II	(18,619)	—
Decrease in receivables under reverse-repurchase agreements, net	—	25,655
Decrease (increase) in loans, net	454,059	(926,074)
Acquisition of real estate, net of cash acquired	(10,121)	(246,060)
Acquisition of investments, net	(75,743)	(23,550)
Acquisition of property and equipment, net	(1,328)	(3,559)

Cash provided by (used in) investing activities	555,861	(1,015,093)

Financing activities:
Payment of deferred financing fees	(41,539)	(11,387)
(Repayments) borrowings under repurchase agreements, net	(2,368,232)	706,318
(Repayments) borrowings on credit facilities, net	(526,180)	1,132,201
Borrowings of term debt	—	778,000
Repayments of term debt	(588,154)	(985,312)
(Repayments) borrowings under other borrowings	(195,868)	75,630
Proceeds from issuance of common stock, net of offering costs	599,679	216,208
Proceeds from exercise of options	326	4,453
Tax (expense) benefits on share-based payments	(9,630)	3,650
Payment of dividends	(275,505)	(220,120)

Cash (used in) provided by financing activities	(3,405,103)	1,699,641

Decrease in cash and cash equivalents	(9,032)	(124,659)
Cash and cash equivalents as of beginning of period	178,699	396,151

Cash and cash equivalents as of end of period	$169,667	$271,492

Supplemental information:
Beneficial conversion option on convertible debt	48,376	—
Real estate acquired through foreclosure	46,464	—
Intangible lease liability adjustments	2,397	—
Assumption of intangible lease liability	—	28,554
Assumption of term debt	—	44,627
Assumption of note payable	25,107	—
Acquisition of real estate	2,120	78,627
Conversion of noncontrolling interests into common stock	30,200	11,533

See accompanying notes.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

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

For the three and six months ended June 30, 2007, we presented financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business activities and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”). Beginning in the fourth quarter of 2007, we began presenting financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes have been made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. We have reclassified all comparative prior period segment information to reflect our three reportable segments.

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

Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December 31, 2007 included in our Form 10-K. The following accounting policy became a significant accounting policy effective January 1, 2008:

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This statement applies whenever other accounting standards require or permit fair value measurement. In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), which delays the effective date of SFAS No. 157 for all non financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Therefore, we have not yet applied the provisions of SFAS No. 157 to items such as indefinite-lived assets and long-lived assets measured at fair

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value for impairment assessment. Effective January 1, 2008, we adopted the provisions of SFAS No. 157, except for items covered by FSP SFAS 157-2, and it did not have a significant effect on fair value measurements in our consolidated financial statements. We have not completed our assessment of the impact of adoption of FSP SFAS 157-2 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits all entities to choose to measure eligible financial assets and liabilities at fair value (the “fair value option”). The fair value option may be applied on an instrument by instrument basis, and once elected, the option is irrevocable. Effective January 1, 2008, we adopted the provisions of SFAS No. 159, but decided not to elect the fair value option for any eligible financial assets and liabilities. Accordingly, the initial application of SFAS No. 159 did not have any effect on our consolidated financial statements.

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

In February 2006, we purchased beneficial interests in special purpose entities (“SPEs”) that acquired and securitized pools of adjustable rate, prime residential mortgage loans. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46(R)”), we determined that we were the primary beneficiary of the SPEs; therefore, we consolidated the assets and liabilities of such entities for financial statement purposes. In so doing, we also determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of these receivables, on our accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007. Recourse is limited to our purchased beneficial interests in the respective securitization trusts.

Recognized mortgage-related receivables are, in economic substance, mortgage loans. Such mortgage loans are all prime, hybrid adjustable-rate loans. At acquisition by us, mortgage loans that back mortgage-related receivables had a weighted average loan-to-value ratio of 73% and a weighted average Fair Isaac & Co. (“FICO”) score of 737.

As of June 30, 2008 and December 31, 2007, the carrying amount of our residential mortgage-related receivables, including accrued interest and the unamortized balance of purchase discounts, was $1.9 billion and $2.0 billion, respectively. As of June 30, 2008 and December 31, 2007, the weighted average interest rate on such receivables was 5.37% and 5.38%, respectively, and the weighted average contractual maturity was approximately 27 years and 28 years, respectively. As of June 30, 2008, approximately 95% of recognized mortgage-related receivables were financed with permanent term debt that was recognized by us through the consolidation of the referenced SPEs.

As of June 30, 2008 and December 31, 2007, mortgage-related receivables, whose underlying mortgage loans are 90 days or more days past due or were in the process of foreclosure and foreclosed were as follows:

	June 30,		December 31,
	2008		2007
	($ in thousands)

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure(1)	$34,227		$14,751
Percentage of mortgage-related receivables	1.80	%(2)	0.72	%(2)

(1)	Mortgage loans 90 or more days past due are also placed on non-accrual status.

(2)	By comparison, in their June 2008 Monthly Summary Reports (reflecting up to May 2008 performance), Fannie Mae and Freddie Mac reported single-family delinquency (“SDQ”) rates of 1.30% and 0.97%, respectively. The SDQ rates are based on loans 90 days or more delinquent or in foreclosure as of period end and in addition, the SDQ rate from Freddie Mac includes loans underlying their structured transactions. The comparable May 2008 statistic for mortgage-related receivables was 1.85%.

During the three and six months ended June 30, 2008, total foreclosed assets increased by $1.9 million and $3.1 million, respectively. As of June 30, 2008 and December 31, 2007, the carrying values of the foreclosed assets were $5.9 million and $2.8 million, respectively, net of recoveries.

In connection with recognized mortgage-related receivables, we recorded provisions for loan losses of $4.2 million and $6.9 million, respectively, for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, no provisions for loan losses were recorded. During the three and six months ended June 30, 2008, we charged off $0.9 million and $1.8 million, respectively, net of recoveries, of these mortgage-related receivables. No such amounts were charged off during the three and six months ended June 30, 2007. The allowance for loan losses was

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.9 million and $0.8 million as of June 30, 2008 and December 31, 2007, respectively, and was recorded on our accompanying consolidated balance sheets as a reduction to the carrying value of mortgage-related receivables.

Note 5.	Residential Mortgage-Backed Securities and Certain Derivative Instruments

As of June 30, 2008 and December 31, 2007, we owned mortgage-backed securities issued and guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency MBS”) with a face value of $1.6 billion and $4.0 billion, respectively, that were pledged as collateral for repurchase agreements used to finance the acquisition of these investments. The weighted average net coupon of Agency MBS in our portfolio was 5.02% and 5.07%, as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008 and December 31, 2007, the fair values of Agency MBS, including accrued interest, in our portfolio were $1.6 billion and $4.1 billion, respectively. For the three and six months ended June 30, 2008, we recognized $29.2 million and $13.9 million of unrealized losses, respectively, related to these investments as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income. For the three and six months ended June 30, 2007, we recognized $34.1 million and $24.3 million of unrealized losses, respectively. During the three and six months ended June 30, 2008, we sold Agency MBS with a face value of $1.5 billion and $2.1 billion, respectively. During the three and six months ended June 30, 2008, we recognized realized gains of $20.1 million and $21.4 million, respectively, related to these sales as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income. We also unwound derivatives related to the sold Agency MBS.

We use various derivative instruments to hedge the interest rate risk associated with the mortgage investments in our portfolio with the risk management objective to maintain approximately a zero, net duration position. We account for these derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust these instruments to fair value through income as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income. During the three and six months ended June 30, 2008, we recognized net realized and unrealized gains of $20.3 million and net realized and unrealized losses of $51.1 million, respectively, related to these derivative instruments. For the three and six months ended June 30, 2007, we recognized net realized and unrealized gains of $26.7 million and $18.1 million, respectively, related to these derivative instruments. These amounts include interest-related accruals that we recognize in connection with the periodic settlement of these instruments.

Note 6.	Commercial Loans and Credit Quality

As of June 30, 2008 and December 31, 2007, our total commercial loan portfolio had outstanding balances of $9.4 billion and $9.9 billion, respectively. Included in these amounts were loans held for sale with outstanding balances of $98.8 million and $94.3 million as of June 30, 2008 and December 31, 2007, respectively. Our loans held for sale were recorded at the lower of cost or fair value on our accompanying consolidated balance sheets. During the six months ended June 30, 2008, we transferred $57.3 million of loans designated as held for sale back to the loan portfolio based upon our intent and ability to retain the loans for investment. During the three and six months ended June 30, 2008, we recognized net gains on the sale of loans of $0.5 million and $2.8 million, respectively. For the three and six months ended June 30, 2007, we recognized net gains on the sale of loans of $5.6 million and $7.0 million, respectively.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Quality

As of June 30, 2008 and December 31, 2007, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial finance portfolio were as follows:

	June 30,	December 31,
Commercial Loan Asset Classification	2008	2007
	($ in thousands)

Loans 60 or more days contractually delinquent	$109,075	$74,298
Non-accrual loans(1)	207,253	170,522
Impaired loans(2)	509,298	318,945
Less: loans in multiple categories	(288,910)	(226,021)

Total	$536,716	$337,744

Total as a percentage of total loans	5.69%	3.42%

(1)	Includes commercial loans with aggregate principal balances of $58.3 million and $55.5 million as of June 30, 2008 and December 31, 2007, respectively, which were also classified as loans 60 or more days contractually delinquent. Includes non-performing loans classified as held for sale that have an aggregate principal balance of $14.9 million as of June 30, 2008. As December 31, 2007, there were no nonperforming loans classified as held for sale.

(2)	Includes commercial loans with aggregate principal balances of $81.7 million and $55.5 million as of June 30, 2008 and December 31, 2007, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with aggregate principal balances of $192.4 million and $170.5 million as of June 30, 2008 and December 31, 2007, respectively, which were also classified as loans on non-accrual status. The carrying values of impaired commercial loans were $502.1 million and $311.6 million as of June 30, 2008 and December 31, 2007, respectively, prior to the application of allocated reserves.

Consistent with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include loans for which we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us, as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. As of June 30, 2008 and December 31, 2007, we had $143.4 million and $119.7 million of impaired commercial loans, respectively, with allocated reserves of $29.3 million and $27.4 million, respectively. As of June 30, 2008 and December 31, 2007, we had $365.9 million and $199.2 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal and interest amounts due.

The average balances of impaired commercial loans during the three and six months ended June 30, 2008 was $441.1 million and $393.9 million, respectively, and was $303.4 million and $292.2 million, respectively, during the three and six months ended June 30, 2007. The total amounts of interest income that we recognized on impaired commercial loans during the three and six months ended June 30, 2008 were $7.7 million and $13.5 million, respectively, and was $4.0 million $7.1 million, respectively, during the three and six months ended June 30, 2007. The amounts of cash basis interest income that we recognized on impaired commercial loans during the three and six months ended June 30, 2008 were $4.5 million and $8.1 million, respectively, and was $3.6 million and $6.2 million, respectively, during the three and six months ended June 30, 2007. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been increased by $10.4 million and $19.0 million for the three and six months ended June 30, 2008, respectively, and $6.6 million and $14.1 million, respectively, for the three and six months ended June 30, 2007.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and six months ended June 30, 2008, commercial loans with an aggregate carrying value of $28.3 million and $88.5 million, respectively, as of their respective restructuring date, were involved in troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of June 30, 2008, commercial loans with an aggregate carrying value of $321.5 million were involved in troubled debt restructurings. Additionally, under SFAS No. 114, loans involved in troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $21.4 million as of June 30, 2008. For the year ended December 31, 2007, commercial loans with an aggregate carrying value of $235.5 million as of their respective restructuring date, were involved in troubled debt restructurings. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $23.1 million as of December 31, 2007.

Activity in the allowance for loan losses related to our Commercial Finance segment for the six months ended June 30, 2008 and 2007, was as follows:

	Six Months Ended June 30,
	2008	2007
	($ in thousands)

Balance as of beginning of period	$138,930	$120,575
Provision for loan losses	30,436	32,336
Charge offs, net	(28,238)	(23,692)
Transfers to held for sale	—	(1,672)

Balance as of end of period	$141,128	$127,547

Real Estate Owned

When we foreclose on assets that collateralized a loan, we record the assets at their estimated fair value at the time of foreclosure. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. We estimate fair value at the asset’s liquidation value, based on appraisals and local market condition, less estimated costs to sell such asset.

As of June 30, 2008 and December 31, 2007, we had $67.6 million and $19.8 million, respectively, of real estate owned which were recorded as other assets on our consolidated balance sheet.

Note 7.	Investments

Investments as of June 30, 2008 and December 31, 2007, were as follows:

	June 30,	December 31,
	2008	2007
	($ in thousands)

Investments carried at cost	$120,496	$127,183
Investments carried at fair value:
Investments available-for-sale	53,731	13,440
Warrants	7,900	8,994
Investments accounted for under the equity method	107,816	82,159

Total	$289,943	$231,776

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and six months ended June 30, 2008, we sold investments for $7.4 million and $10.1 million, respectively, recognizing net pretax gains of $3.0 million and $4.9 million, respectively. During the three and six months ended June 30, 2007, we sold investments for $19.0 million and $26.6 million, respectively, recognizing net pretax gains of $17.2 million and $22.8 million, respectively. During the three and six months ended June 30, 2008 we also recorded other-than-temporary declines in the fair value of our residential mortgage-backed securities issued by non-government-sponsored entities that are credit-enhanced through the use of subordination or in other ways (hereinafter, “Non-Agency MBS”) of $1.9 million and $2.6 million, respectively, as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income in accordance with FASB Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF No. 99-20”). For the three and six months ended June 30, 2007, we recorded other-than-temporary declines in the fair value of our Non-Agency MBS of $6.4 million and $13.4 million, respectively, as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income in accordance with EITF No. 99-20. During the three and six months ended June 30, 2008, we recorded other-than-temporary impairments of $6.9 million and $9.1 million, respectively, relating to our investments carried at cost. During the three and six months ended June 30, 2007, we also recorded other-than-temporary impairments of $0.6 million and $1.4 million, respectively, relating to our investments carried at cost.

Note 8.	Guarantor Information

The following represents the supplemental consolidating condensed financial information of CapitalSource Inc., which, as discussed in Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2007 included in our Form 10-K, is the issuer of both Senior Debentures and Subordinated Debentures (together, the “Debentures,”), and CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of the Debentures, and our subsidiaries that are not guarantors of the Debentures, as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007. CapitalSource Finance, a 100% owned indirect subsidiary of CapitalSource Inc., has guaranteed the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
June 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Assets
Cash and cash equivalents	$11	$116,239	$35,870	$17,547	$—	$169,667
Restricted cash	—	54,929	161,639	212,387	—	428,955
Mortgage-related receivables, net	—	—	—	1,907,229	—	1,907,229
Mortgage-backed securities pledged, trading	—	—	—	1,606,475	—	1,606,475
Receivables under reverse-repurchase agreements	—	—	—	—	—	—
Loans held for sale	—	9,312	12,203	77,302	—	98,817
Loans:
Loans	—	4,141,928	381,025	4,806,235	(120)	9,329,068
Less deferred loan fees and discounts	—	(27,859)	(55,731)	(86,834)	470	(169,954)
Less allowance for loan losses	—	—	(106,353)	(34,775)	—	(141,128)

Loans, net	—	4,114,069	218,941	4,684,626	350	9,017,986
Direct real estate investments, net	—	—	—	1,007,699	—	1,007,699
Investment in subsidiaries	4,214,503	—	1,272,717	1,267,316	(6,754,536)	—
Intercompany (due to) due from	—	—	—	—	—	—
Intercompany note receivable	75,000	9	271,302	162,889	(509,200)	—
Investments	—	113,636	63,207	113,100	—	289,943
Other assets	22,843	35,322	44,733	284,844	(20,910)	366,832

Total assets	$4,312,357	$4,443,516	$2,080,612	$11,341,414	$(7,284,296)	$14,893,603

Liabilities, noncontrolling interests and shareholders’ equity
Liabilities:
Repurchase agreements	$—	$—	$—	$1,541,795	$—	$1,541,795
Credit facilities	500,000	694,511	79,138	413,593	—	1,687,242
Term debt	—	2,424,899	—	4,138,056	(114)	6,562,841
Other borrowings	741,504	—	521,765	405,926	—	1,669,195
Other liabilities	11,334	4,521	49,974	312,852	(20,916)	357,765
Intercompany note payable	—	46,849	162,889	299,462	(509,200)	—

Total liabilities	1,252,838	3,170,780	813,766	7,111,684	(530,230)	11,818,838
Noncontrolling interests	—	43	—	15,227	(24)	15,246
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2,761	—	—	—	—	2,761
Additional paid-in capital	3,586,096	656,176	(22,749)	3,556,881	(4,190,308)	3,586,096
(Accumulated deficit) retained earnings	(538,619)	603,531	1,274,819	648,038	(2,526,388)	(538,619)
Accumulated other comprehensive income, net	9,281	12,986	14,776	9,584	(37,346)	9,281

Total shareholders’ equity	3,059,519	1,272,693	1,266,846	4,214,503	(6,754,042)	3,059,519

Total liabilities, noncontrolling interests and shareholders’ equity	$4,312,357	$4,443,516	$2,080,612	$11,341,414	$(7,284,296)	$14,893,603

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$—	$151,511	$19,005	$8,183	$—	$178,699
Restricted cash	—	80,782	168,928	264,093	—	513,803
Mortgage-related receivables, net	—	—	—	2,041,917	—	2,041,917
Mortgage-backed securities pledged, trading	—	—	—	4,060,605	—	4,060,605
Loans held for sale	—	78,675	15,652	—	—	94,327
Loans:
Loans	—	4,215,031	488,166	5,070,770	(557)	9,773,410
Less deferred loan fees and discounts	—	(37,052)	(61,492)	(49,053)	508	(147,089)
Less allowance for loan losses	—	—	(107,611)	(31,319)	—	(138,930)

Loans, net	—	4,177,979	319,063	4,990,398	(49)	9,487,391
Direct real estate investments, net	—	—	—	1,017,604	—	1,017,604
Investment in subsidiaries	3,777,732	—	1,079,432	1,217,739	(6,074,903)	—
Intercompany note receivable	75,000	9	286,101	207,806	(568,916)	—
Investments	—	122,240	39,536	70,000	—	231,776
Other assets	18,046	48,729	113,104	255,504	(21,156)	414,227

Total assets	$3,870,778	$4,659,925	$2,040,821	$14,133,849	$(6,665,024)	$18,040,349

Liabilities, noncontrolling interests and shareholders’ equity
Liabilities:
Repurchase agreements	$—	$12,674	$—	$3,897,353	$—	$3,910,027
Credit facilities	480,237	932,195	—	794,631	—	2,207,063
Term debt	—	2,570,125	—	4,576,863	(551)	7,146,437
Other borrowings	780,630	—	535,991	387,487	—	1,704,108
Other liabilities	27,640	18,634	79,793	340,092	(21,162)	444,997
Intercompany note payable	—	46,849	207,806	314,261	(568,916)	—

Total liabilities	1,288,507	3,580,477	823,590	10,310,687	(590,629)	15,412,632
Noncontrolling interests	—	34	—	45,430	(18)	45,446
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2,207	—	—	—	—	2,207
Additional paid-in capital	2,902,501	524,914	90,979	3,256,263	(3,872,156)	2,902,501
(Accumulated deficit) retained earnings	(327,387)	549,305	1,120,817	516,216	(2,186,338)	(327,387)
Accumulated other comprehensive income, net	4,950	5,195	5,435	5,253	(15,883)	4,950

Total shareholders’ equity	2,582,271	1,079,414	1,217,231	3,777,732	(6,074,377)	2,582,271

Total liabilities, noncontrolling interests and shareholders’ equity	$3,870,778	$4,659,925	$2,040,821	$14,133,849	$(6,665,024)	$18,040,349

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended June 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$1,060	$90,961	$13,948	$149,315	$(1,062)	$254,222
Fee income	—	12,911	10,289	18,084	(17)	41,267

Total interest and fee income	1,060	103,872	24,237	167,399	(1,079)	295,489
Operating lease income	—	—	—	24,210	—	24,210

Total investment income	1,060	103,872	24,237	191,609	(1,079)	319,699
Interest expense	22,763	35,240	12,650	90,492	(1,062)	160,083

Net investment (loss) income	(21,703)	68,632	11,587	101,117	(17)	159,616
Provision for loan losses	—	—	25,312	6,362	—	31,674

Net investment (loss) income after provision for loan losses	(21,703)	68,632	(13,725)	94,755	(17)	127,942
Operating expenses:
Compensation and benefits	426	3,677	33,705	—	—	37,808
Depreciation of direct real estate investments	—	—	—	8,990	—	8,990
Other administrative expenses	13,149	1,784	16,003	2,130	(9,222)	23,844

Total operating expenses	13,575	5,461	49,708	11,120	(9,222)	70,642
Other income (expense):
Diligence deposits forfeited	—	4	1,710	—	—	1,714
Loss on investments, net	—	(1,123)	(3,241)	(463)	—	(4,827)
Gain (loss) on derivatives	—	4,403	(4,821)	15,516	—	15,098
Gain on residential mortgage investment portfolio	—	—	—	9,060	—	9,060
Other income, net	—	3,113	25,878	(528)	(9,222)	19,241
Earnings in subsidiaries	95,338	—	66,838	28,729	(190,905)	—
Intercompany	—	(2,809)	5,815	(3,006)	—	—

Total other income	95,338	3,588	92,179	49,308	(200,127)	40,286
Noncontrolling interests expense	—	(76)	—	362	(3)	283

Net income before income taxes	60,060	66,835	28,746	132,581	(190,919)	97,303
Income taxes	—	—	—	37,243	—	37,243

Net income	$60,060	$66,835	$28,746	$95,338	$(190,919)	$60,060

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended June 30, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$1,622	$119,149	$25,505	$167,652	$(2,744)	$311,184
Fee income	—	19,683	14,793	10,580	—	45,056

Total interest and fee income	1,622	138,832	40,298	178,232	(2,744)	356,240
Operating lease income	—	—	—	22,118	—	22,118

Total investment income	1,622	138,832	40,298	200,350	(2,744)	378,358
Interest expense	10,140	60,718	8,388	123,789	(2,744)	200,291

Net investment (loss) income	(8,518)	78,114	31,910	76,561	—	178,067
Provision for loan losses	—	—	15,744	1,666	—	17,410

Net investment (loss) income after provision for loan losses	(8,518)	78,114	16,166	74,895	—	160,657
Operating expenses:
Compensation and benefits	221	5,434	32,960	—	—	38,615
Depreciation of direct real estate investments	—	—	—	7,390	—	7,390
Other administrative expenses	15,448	2,153	15,077	1,687	(13,927)	20,438

Total operating expenses	15,669	7,587	48,037	9,077	(13,927)	66,443
Other income (expense):
Diligence deposits forfeited	—	—	1,813	—	—	1,813
Gain on investments, net	—	13,534	3,468	—	—	17,002
Gain (loss) on derivatives	—	243	(1,902)	4,812	—	3,153
Loss on residential mortgage investment portfolio	—	—	—	(13,846)	—	(13,846)
Other income, net	—	6,274	20,808	(198)	(13,927)	12,957
Earnings in subsidiaries	108,515	—	88,756	82,822	(280,093)	—
Intercompany	—	(1,750)	1,750	—	—	—

Total other income	108,515	18,301	114,693	73,590	(294,020)	21,079
Noncontrolling interests expense	—	74	—	1,200	(2)	1,272

Net income before income taxes	84,328	88,754	82,822	138,208	(280,091)	114,021
Income taxes	—	—	—	29,693	—	29,693

Net income	$84,328	$88,754	$82,822	$108,515	$(280,091)	$84,328

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Six Months Ended June 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$2,254	$197,717	$26,285	$338,548	$(2,257)	$562,547
Fee income	—	21,987	23,937	29,022	(38)	74,908

Total interest and fee income	2,254	219,704	50,222	367,570	(2,295)	637,455
Operating lease income	—	—	—	51,900	—	51,900

Total investment income	2,254	219,704	50,222	419,470	(2,295)	689,355
Interest expense	42,026	78,541	24,577	206,140	(2,256)	349,028

Net investment (loss) income	(39,772)	141,163	25,645	213,330	(39)	340,327
Provision for loan losses	—	—	28,469	8,864	—	37,333

Net investment (loss) income after provision for loan losses	(39,772)	141,163	(2,824)	204,466	(39)	302,994
Operating expenses:
Compensation and benefits	681	6,311	62,605	—	—	69,597
Depreciation of direct real estate investments	—	—	—	17,906	—	17,906
Other administrative expenses	24,538	3,527	35,783	5,245	(18,445)	50,648

Total operating expenses	25,219	9,838	98,388	23,151	(18,445)	138,151
Other income (expense):
Diligence deposits forfeited	—	96	2,265	—	—	2,361
Loss on investments, net	—	(548)	(2,067)	(857)	(214)	(3,686)
(Loss) gain on derivatives	—	(5,066)	22,087	(40,034)	—	(23,013)
Loss on residential mortgage investment portfolio	—	—	—	(46,317)	—	(46,317)
Other income, net	—	(1,702)	37,372	(2,683)	(18,445)	14,542
Earnings in subsidiaries	132,036	—	120,206	88,416	(340,658)	—
Intercompany	—	(3,806)	9,804	(5,998)	—	—

Total other income	132,036	(11,026)	189,667	(7,473)	(359,317)	(56,113)
Noncontrolling interests expense	—	99	—	1,487	(6)	1,580

Net income before income taxes	67,045	120,200	88,455	172,355	(340,905)	107,150
Income taxes	—	—	—	40,319	—	40,319

Net income	$67,045	$120,200	$88,455	$132,036	$(340,905)	$66,831

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Six Months Ended June 30, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income	$9,072	$232,187	$49,394	$320,567	$(10,482)	$600,738
Fee income	—	42,432	33,632	19,019	—	95,083

Total interest and fee income	9,072	274,619	83,026	339,586	(10,482)	695,821
Operating lease income	—	—	—	42,406	—	42,406

Total investment income	9,072	274,619	83,026	381,992	(10,482)	738,227
Interest expense	20,406	115,406	23,050	238,560	(10,482)	386,940

Net investment (loss) income	(11,334)	159,213	59,976	143,432	—	351,287
Provision for loan losses	—	—	28,045	4,291	—	32,336

Net investment (loss) income after provision for loan losses	(11,334)	159,213	31,931	139,141	—	318,951
Operating expenses:
Compensation and benefits	858	10,767	67,004	—	—	78,629
Depreciation of direct real estate investments	—	—	—	14,152	—	14,152
Other administrative expenses	27,379	3,110	30,306	3,429	(25,240)	38,984

Total operating expenses	28,237	13,877	97,310	17,581	(25,240)	131,765
Other income (expense):
Diligence deposits forfeited	—	—	2,675	—	—	2,675
Gain on investments, net	—	19,629	3,536	—	—	23,165
(Loss) gain on derivatives	—	(35)	(3,817)	4,750	—	898
Loss on residential mortgage investment portfolio	—	—	—	(19,544)	—	(19,544)
Other income, net	—	8,572	36,800	(198)	(25,240)	19,934
Earnings in subsidiaries	202,589	—	170,274	147,268	(520,131)	—
Intercompany	—	(3,179)	3,179	—	—	—

Total other income	202,589	24,987	212,647	132,276	(545,371)	27,128
Noncontrolling interests expense	—	54	—	2,553	(5)	2,602

Net income before income taxes	163,018	170,269	147,268	251,283	(520,126)	211,712
Income taxes	—	—	—	48,694	—	48,694

Net income	$163,018	$170,269	$147,268	$202,589	$(520,126)	$163,018

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash flows
Six Months Ended June 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other Non-
		Non-Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$67,045	$120,200	$88,455	$132,036	$(340,905)	$66,831
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	(140)	143	—	—	3
Restricted stock expense	—	1,401	17,140	—	—	18,541
(Gain) loss on extinguishment of debt	—	—	(14,245)	1,520	—	(12,725)
Amortization of deferred loan fees and discounts	—	(19,560)	(15,662)	(15,272)	—	(50,494)
Paid-in-kind interest on loans	—	2,103	(92)	4,239	—	6,250
Provision for loan losses	—	—	28,470	8,863	—	37,333
Amortization of deferred financing fees and discounts	20,475	16,693	2,187	13,214	—	52,569
Depreciation and amortization	—	216	1,925	16,123	—	18,264
Benefit for deferred income taxes	—	—	—	(8,104)	—	(8,104)
Non-cash loss on investments, net	—	3,432	2,929	(81)	—	6,280
Non-cash loss (gain) on property and equipment disposals	—	—	593	—	—	593
Unrealized loss (gain) on derivatives and foreign currencies, net	—	4,142	18,680	3,408	—	26,230
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	31,664	—	31,664
Net decrease in mortgage-backed securities pledged, trading	—	—	—	2,468,709	—	2,468,709
Amortization of discount on residential mortgage investments	—	—	—	(7,108)	—	(7,108)
(Increase) decrease in loans held for sale, net	—	51,558	—	168,831	—	220,389
Decrease in intercompany note receivable	—	—	14,799	44,917	(59,716)	—
(Increase) decrease in other assets	(868)	17,899	89,690	(57,765)	(246)	48,710
Decrease in other liabilities	(17,075)	(13,344)	(30,168)	(23,384)	246	(83,725)
Net transfers with subsidiaries	(400,221)	115,067	(239,505)	183,284	341,375	—

Cash (used in) provided by operating activities	(330,644)	299,667	(34,661)	2,965,094	(59,246)	2,840,210
Investing activities:
Decrease in restricted cash	—	25,853	7,289	51,706	—	84,848
Decrease in mortgage-related receivables, net	—	—	—	122,765	—	122,765
Acquisition of CS Advisors CLO II	—	—	—	(18,619)	—	(18,619)
Decrease in loans, net	—	131,688	64,882	258,396	(907)	454,059
Acquisition of real estate, net of cash acquired	—	—	—	(10,121)	—	(10,121)
Disposal (acquisition) of investments, net	—	2,825	(26,906)	(51,662)	—	(75,743)
Disposal (acquisition) of property and equipment, net	—	164	(1,492)	—	—	(1,328)

Cash provided by investing activities	—	160,530	43,773	352,465	(907)	555,861
Financing activities:
Payment of deferred financing fees	(15,155)	(17,742)	(222)	(8,420)	—	(41,539)
Decrease in intercompany note payable	—	—	(44,917)	(14,799)	59,716	—
Repayments of repurchase agreeements, net	—	(12,674)	—	(2,355,558)	—	(2,368,232)
Borrowings on (repayments of) credit facilities, net	19,763	(244,333)	79,429	(381,039)	—	(526,180)
Borrowings of term debt	—	(437)	—	—	437	—
Repayments of term debt	—	(220,283)	—	(367,871)	—	(588,154)
Repayments of other borrowings	—	—	(26,537)	(169,331)	—	(195,868)
Proceeds from issuance of common stock, net of offering costs	599,679	—	—	—	—	599,679
Proceeds from exercise of options	326	—	—	—	—	326
Tax expense on share based payments	—	—	—	(9,630)	—	(9,630)
Payment of dividends	(273,958)	—	—	(1,547)	—	(275,505)

Cash provided by (used in) financing activities	330,655	(495,469)	7,753	(3,308,195)	60,153	(3,405,103)

Increase (decrease) in cash and cash equivalents	11	(35,272)	16,865	9,364	—	(9,032)
Cash and cash equivalents as of beginning of period	—	151,511	19,005	8,183	—	178,699

Cash and cash equivalents as of end of period	$11	$116,239	$35,870	$17,547	$—	$169,667

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$163,018	$170,269	$147,268	$202,589	$(520,126)	$163,018
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	234	3,675	—	—	3,909
Restricted stock expense	—	2,245	14,417	—	—	16,662
Amortization of deferred loan fees and discounts	—	(13,326)	(22,381)	(14,065)	—	(49,772)
Paid-in-kind interest on loans	—	(1,467)	(8,401)	(2,163)	—	(12,031)
Provision for loan losses	—	—	28,046	4,290	—	32,336
Amortization of deferred financing fees and discounts	1,724	7,421	224	8,049	—	17,418
Depreciation and amortization	—	148	1,577	15,106	—	16,831
Benefit for deferred income taxes	—	—	—	(3,918)	—	(3,918)
Non-cash (gain) loss on investments, net	—	1,182	34	—	—	1,216
Non-cash loss on property and equipment disposals	—	(1,442)	34	—	—	(1,408)
Unrealized loss (gain) on derivatives and foreign currencies, net	—	(230)	3,600	(4,328)	—	(958)
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	29,950	—	29,950
Net decrease in mortgage-backed securities pledged, trading	—	—	—	(812,546)	—	(812,546)
Amortization of discount on residential mortgage investments	—	—	—	(17,318)	—	(17,318)
Increase in loans held for sale, net	—	(75,253)	(87,271)	—	—	(162,524)
Decrease (increase) in intercompany note receivable	—	2,137	(39,648)	—	37,511	—
(Increase) decrease in other assets	(9,294)	(2,587)	(42,131)	5,294	35,334	(13,384)
Increase (decrease) in other liabilities	24,149	(12,097)	(5,008)	2,038	(25,770)	(16,688)
Net transfers with subsidiaries	(303,559)	(262,239)	(115,430)	161,102	520,126	—

Cash (used in) provided by operating activities	(123,962)	(185,005)	(121,395)	(425,920)	47,075	(809,207)
Investing activities:
Decrease (increase) in restricted cash	—	24,707	28,780	(34,233)	—	19,254
Decrease in mortgage-related receivables, net	—	—	—	139,241	—	139,241
Decrease in receivables under reverse-repurchase agreements, net	—	25,655	—	—	—	25,655
Increase in loans, net	52	(83,280)	(80,072)	(754,102)	(8,672)	(926,074)
Acquisition of real estate, net of cash acquired	—	—	—	(246,060)	—	(246,060)
(Acquisition) disposal of investments, net	—	(12,703)	357	(11,204)	—	(23,550)
Disposal (acquisition) of property and equipment, net	—	126	(3,685)	—	—	(3,559)

Cash provided by (used in) investing activities	52	(45,495)	(54,620)	(906,358)	(8,672)	(1,015,093)
Financing activities:
Payment of deferred financing fees	(58)	(8,992)	(2,066)	(271)	—	(11,387)
(Decrease) increase in intercompany note payable	—	(13,331)	—	50,842	(37,511)	—
(Repayments of) borrowings repurchase agreeements, net	—	(25,020)	—	731,338	—	706,318
Borrowings on credit facilities, net	120,964	327,509	89,935	593,793	—	1,132,201
Borrowings of term debt	—	738,892	—	40,000	(892)	778,000
Repayments of term debt	—	(844,903)	(207)	(140,202)	—	(985,312)
Borrowings under other borrowings	—	—	75,630	—	—	75,630
Proceeds from issuance of common stock, net of offering costs	216,208	—	—	—	—	216,208
Proceeds from exercise of options	4,453	—	—	—	—	4,453
Tax benefits on share based payments	—	—	—	3,650	—	3,650
Payment of dividends	(217,814)	—	—	(2,306)	—	(220,120)

Cash provided by financing activities	123,753	174,155	163,292	1,276,844	(38,403)	1,699,641

Decrease in cash and cash equivalents	(157)	(56,345)	(12,723)	(55,434)	—	(124,659)
Cash and cash equivalents as of beginning of period	157	238,224	46,723	111,047	—	396,151

Cash and cash equivalents as of end of period	$—	$181,879	$34,000	$55,613	$—	$271,492

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Direct Real Estate Investments

Our direct real estate investments primarily consist of long-term care facilities generally leased through long-term, triple-net operating leases. During the six months ended June 30, 2008, our gross direct real estate investments increased by $8.0 million primarily through the acquisition of one skilled nursing facility. Our direct real estate investments as of June 30, 2008 and December 31, 2007, were as follows:

	June 30,	December 31,
	2008	2007
	($ in thousands)

Land	$106,797	$106,620
Buildings	910,413	902,863
Furniture and equipment	51,814	51,545
Accumulated depreciation	(61,325)	(43,424)

Total	$1,007,699	$1,017,604

Note 10.	Borrowings

For a detailed discussion of our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2007, included in our Form 10-K. The following changes to our borrowings occurred during the six months ended June 30, 2008.

Repurchase Agreements

As of June 30, 2008, we had 11 master repurchase agreements with various financial institutions to finance the purchases of RMBS. As of June 30, 2008 and December 31, 2007 the aggregate amounts outstanding under such repurchase agreements were $1.5 billion and $3.9 billion, respectively. As of June 30, 2008 and December 31, 2007, these repurchase agreements had weighted average borrowing rates of 3.10% and 5.12%, respectively, and weighted average remaining maturities of 1.6 months and 2.5 months, respectively. The terms of most of our borrowings pursuant to these repurchase agreements typically reset every 30 days. During 2007, we negotiated longer terms for some of these repurchase agreements with several counterparties and as of June 30, 2008, approximately 61% of the borrowings outstanding under these repurchase agreements had maturities ranging from July 30, 2008 to February 10, 2009. As of June 30, 2008 and December 31, 2007, these repurchase agreements were collateralized by Agency MBS with a fair value of $1.6 billion and $4.1 billion, respectively, including accrued interest, and cash deposits of $17.8 million and $29.2 million, respectively, made to cover margin calls.

Credit Facilities

We utilize both secured and unsecured credit facilities to fund our commercial loans, finance certain of our direct real estate investments and for general corporate purposes. Our committed credit facility capacities were $4.1 billion and $5.6 billion as of June 30, 2008 and December 31, 2007, respectively.

In February 2008, we exercised our option to extend the maturity date of our $1.07 billion unsecured credit facility from March 13, 2009 to March 13, 2010. On June 26, 2008, we amended this facility to provide us with additional flexibility to operate our business following our acquisition of branches and assets from Fremont Investment & Loan (“FIL”) and the proposed initial public offering of our healthcare net lease business. The amendment increased pricing on borrowings, based on our current senior unsecured debt rating, by 1.875% to 3.0% over LIBOR or 1.5% over the applicable base rate and modified certain financial covenants.

In April 2008, we renewed our CSE QRS Funding I secured credit facility at a commitment amount of $1.0 billion. The interest rate was increased from the applicable Commercial Paper (“CP”) rate or LIBOR + 0.75%

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the applicable CP rate or LIBOR + 2.0% and the unused line and renewal fees increased in accordance with prevailing market conditions.

In May 2008, we entered into our revised CS Funding VII secured credit facility at a commitment amount of $1.0 billion. The interest rate under this facility as compared to the credit facility that it replaced was increased from one month LIBOR plus 0.90% to the applicable CP rate plus 2.25% and the maturity date was extended to March 31, 2009.

As a result of a $600 million voluntary commitment reduction in our CS Funding VII secured credit facility on July 31, 2008, the formation of CapitalSource Bank a new wholly owned subsidiary of CapitalSource (“CapitalSource Bank”) and the sale of loans to CapitalSource Bank from five of our other wholly owned subsidiaries, we have reduced the maximum commitment amounts and outstanding balances under our 2007-A term debt securitization and CS Funding VII and CSE QRS Funding II credit facilities below the aggregate commitment and aggregate borrowing limits outlined in the facility document and are not required to make any further reductions.

In May 2008, in connection with consummation of the CS Funding VII secured credit facility described above, we fully repaid all amounts outstanding under our $1.5 billion secured, revolving credit facility with Citigroup Global Markets Realty Corp., which was scheduled to mature on August 1, 2008, and we terminated that facility.

During the six months ended June 30, 2008, our CAD $75.1 million unsecured credit facility and our $200.0 million secured credit facility matured as scheduled.

Term Debt

In January 2008, we repaid all amounts outstanding under our series 2004-1 Term Debt notes.

In May 2008, we amended our 2007-A term debt securitization. The interest payable on the sold notes under the term securitization was increased to 2.25% above the floating commercial paper rate. The aggregate commitment amounts and outstanding balances under our 2007-A term debt securitization and CS Funding VII and CSE QRS Funding II credit facilities have been reduced as discussed under Credit Facilities above.

Other Borrowings

Other borrowings as of June 30, 2008 and December 31, 2007, were as follows:

	June 30,	December 31,
	2008	2007
	($ in thousands)

Convertible debt, net(1)	$741,503	$780,630
Subordinated debt	494,220	529,877
Mortgage debt	332,988	341,086
Notes payable	74,640	52,515
Single purpose loan financing	25,844	—

Total	$1,669,195	$1,704,108

(1)	Amounts presented are net of $59.3 million and $19.7 million in beneficial conversion options, net of amortization, as of June 30, 2008 and December 31, 2007, respectively.

Subordinated Debt

In June 2008, we purchased all of the $37.5 million of preferred securities issued under one of our trust preferred series at a discount from liquidation value and terminated the trust. We realized a pre-tax gain

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $14.3 million from this purchase and resulting extinguishment of the related debt which has been recorded as a component of other income in the accompanying consolidated statements of income.

In June 2008, we also purchased $44.3 million of preferred securities from various issuances at discounts from liquidation value. All of the preferred securities purchased were exchanged for $45.7 million of the related subordinated debt which, in turn, was retired as of July 30, 2008. We realized a gain of approximately $14 million that will be recognized during the three months ended September 30, 2008.

Single Purpose Loan Financing

In May 2008, we purchased subordinated notes of a SPE to which one of our other wholly owned indirect subsidiaries provided advisory services. In accordance with FIN 46(R), we determined that we were the primary beneficiary of the SPE. As a result, we consolidated the assets and liabilities of the SPE for financial reporting purposes, including commercial loans with a principal balance of $236.2 million and a fair value of $205.8 million and a related debt facility of $187.1 million. In connection with this transaction, we paid $13.3 million to a third-party warehouse lender to settle a limited guarantee we had provided under which we agreed to assume a portion of net losses realized by the loans held by the SPE up to a specific loss limit. During the three months ended June 30, 2008, we sold $162.9 million of these loans to third parties using the proceeds to repay the principal balance on the facility. The balance of the facility was fully repaid in July 2008 and it was terminated.

Note 11.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the six months ended June 30, 2008 was as follows:

Outstanding as of December 31, 2007	220,704,800
Issuance of common stock	54,561,511
Exercise of options	47,983
Restricted stock and other stock grants, net	824,858

Outstanding as of June 30, 2008	276,139,152

On May 1, 2008, our shareholders voted to amend our charter to increase the authorized shares of common stock to 1.2 billion.

Dividend Reinvestment and Stock Purchase Plan

We offer a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three and six months ended June 30, 2008, we received $50.0 million and $198.2 million, respectively, related to the direct purchase of 3.3 million and 15.4 million shares of our common stock pursuant to the DRIP, respectively. During the three and six months ended June 30, 2007, we received $60.4 million and $186.7 million, respectively, related to the direct purchase of 2.4 million and 7.5 million shares of our common stock pursuant to the DRIP, respectively. In addition, we received proceeds of $14.7 million and $35.8 million related to cash dividends reinvested in 1.4 million and 3.4 million shares of our common stock during the three and six months ended June 30, 2008, respectively. We received proceeds of $21.7 million and $29.5 million related to the cash dividends reinvested for 0.9 million and 1.2 million shares of our common stock, respectively, during the three and six months ended June 30, 2007, respectively. We do not intend to accept direct purchase or waiver investments pursuant to the DRIP during the remainder of the third quarter of 2008.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Offering

In June 2008, we sold 34.5 million shares of our common stock in an underwritten public offering at a price of $11.00 per share, including the 4.5 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of $365.8 million, which were used to repay borrowings under our secured credit facilities.

Note 12.	Income Taxes

We elected REIT status under the Internal Revenue Code (the “Code”) when we filed our federal income tax return for the year ended December 31, 2006. To continue to qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. As a REIT, we generally are not subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). If we fail to qualify as a REIT in any taxable year, all of our taxable income for that year would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. In addition, we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under specific statutory provisions. We will still be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

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

During the three and six months ended June 30, 2008, we recorded $37.2 million and $40.3 million of income tax expense, respectively. For the three and six months ended June 30, 2007, we recorded $29.7 million and $48.7 million of income tax expense, respectively. Our effective income tax rate on our consolidated net income was 37.6% and 23.0% for the six months ended June 30, 2008 and 2007, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by some of these tax jurisdictions for tax years 2003 forward. In June 2008, we settled an Internal Revenue Service examination for the tax years 2004 and 2005 and concluded certain state examinations of tax years 2003 to 2005. During the three months ended June 30, 2008, we incurred assessment and interest expense of $2.0 million and paid $2.8 million of additional tax in connection with the settlement and conclusion of these examinations. We are currently under examination by certain states for the tax years 2003 through 2005, and we have been notified by the Internal Revenue Service that we will be audited for tax years 2006 and 2007.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2008 and 2007, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		($ in thousands)

Net income	$60,060	$84,328	$66,831	$163,018
Unrealized loss on available-for-sale securities, net of tax	(718)	(94)	(5,021)	(2,798)
Unrealized gain on foreign currency translation, net of tax	366	1,561	10,128	2,181
Unrealized (loss) gain on cash flow hedges, net of tax	(22)	864	(776)	536

Comprehensive income	$59,686	$86,659	$71,162	$162,937

Accumulated other comprehensive income, net as of June 30, 2008 and December 31, 2007, was as follows:

	June 30,	December 31,
	2008	2007
	($ in thousands)

Unrealized loss on available-for-sale securities, net of tax	$(5,410)	$(389)
Unrealized gain on foreign currency translation, net of tax	14,477	4,349
Unrealized gain on cash flow hedge, net of tax	214	990

Accumulated other comprehensive income, net	$9,281	$4,950

Note 14.	Net Income per Share

The computations of basic and diluted net income per share for the three and six months ended June 30, 2008 and 2007, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands, except per share data)

Basic net income per share:
Net income	$60,060	$84,328	$66,831	$163,018
Average shares — basic	235,076,287	185,371,033	227,580,584	182,274,147
Basic net income per share	$0.26	$0.45	$0.29	$0.89

Diluted net income per share:
Net income	$60,060	$84,328	$66,831	$163,018
Average shares — basic	235,076,287	185,371,033	227,580,584	182,274,147
Effect of dilutive securities:
Option shares	72,268	558,360	82,885	599,957
Unvested restricted stock	1,165,813	1,259,472	1,196,722	1,415,191
Stock units	130,862	41,207	109,047	33,769
Conversion premium on the Debentures(1)	—	198,358	—	189,387

Average shares — diluted	236,445,230	187,428,430	228,969,238	184,512,451

Diluted net income per share	$0.25	$0.45	$0.29	$0.88

(1)	For the three and six months ended June 30, 2007, the conversion premiums on the 1.25% Debentures and 1.625% Debentures represented the dilutive shares based on conversion prices of $24.05.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Stock options	8,703,256	123,771	8,715,502	72,950
Non-managing member units	740,590	1,996,855	1,359,834	2,225,248
Shares subject to a written call option	7,401,420	7,401,420	7,401,420	7,401,420

For the three and six months ended June 30, 2008, the conversion premiums on the Debentures were considered to be antidilutive based on their conversion prices. As of June 30, 2008, the conversion prices of the Debentures were as follows:

3.5% Senior Convertible Debentures due 2034	$21.63
1.25% Senior Convertible Debentures due 2034	20.69
4.0% Senior Subordinated Convertible Debentures due 2034	21.63
1.625% Senior Subordinated Convertible Debentures due 2034	20.69
7.25% Senior Subordinated Convertible Debentures due 2037	27.09

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

We issued stock-based compensation under our Third Amended and Restated Equity Incentive Plan (the “Plan”). A total of 33.0 million shares of common stock were originally reserved for issuance under the Plan. Any shares that may be issued under the Plan to any person pursuant to an option or stock appreciation right (an “SAR”) are counted against this limit as one share for every one share granted. Any shares that may be issued under the Plan to any person, other than pursuant to an option or SAR, are counted against this limit as one and one-half shares for every one share granted. As of June 30, 2008, there were 13.7 million shares subject to outstanding grants and 9.4 million shares remaining available for future grants under the Plan. Total compensation costs recognized in income pursuant to the Plan were $11.3 million and $17.3 million for the three and six months ended June 30, 2008, respectively, and $9.9 million and $20.6 million for the three and six months ended June 30, 2007.

The weighted average grant date fair value of options granted during the six months ended June 30, 2008, was $0.94. The total intrinsic value of options exercised during the six months ended June 30, 2008, was $0.4 million. As of June 30, 2008, the total unrecognized compensation cost related to nonvested options granted pursuant to the Plan was $3.2 million. This cost is expected to be recognized over a weighted average period of 1.96 years.

The weighted average grant date fair value of restricted stock granted during the six months ended June 30, 2008, was $13.83. The total fair value of restricted stock that vested during the six months ended June 30, 2008, was $20.5 million. As of June 30, 2008, the total unrecognized compensation cost related to nonvested restricted stock granted pursuant to the Plan was $51.7 million. This cost is expected to be recognized over a weighted average period of 1.86 years.

For further discussion of our accounting for stock-based compensation, see Note 17, Stock-Based Compensation, in our audited consolidated financial statements for the year ended December 31, 2007, included in our Form 10-K.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Commitments and Contingencies

As of June 30, 2008, we had issued $175.7 million in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $4.8 million, in other liabilities on our accompanying consolidated balance sheet as of June 30, 2008.

As of June 30, 2008 and December 31, 2007, we had unfunded commitments to extend credit to our clients of $4.3 billion and $4.7 billion, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. We expect that our commercial loan commitments outside of CapitalSource Bank, will continue to exceed our available funds for the foreseeable future. Our obligation to fund unfunded commitments is generally based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet specified preconditions to borrowing. In some cases, our unfunded commitments do not require additional collateral to be provided by a borrower as a prerequisite to future fundings by us or additional funding under these commitments is at our discretion. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create lender liability and breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

As of June 30, 2008, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. Under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB No. 143, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of June 30, 2008, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheet as of June 30, 2008.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 17.	Derivative Instruments

In addition to the derivatives related to our residential mortgage investments discussed in Note 5, Residential Mortgage-Backed Securities and Certain Derivative Instruments, we have also entered into various derivative instruments to manage interest rate and foreign exchange risk in our commercial finance segment. We account for these derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust these instruments to fair value through income as a component of gain (loss) on derivatives in the accompanying consolidated statements of income. During the three and six months ended June 30, 2008, we recognized net realized and unrealized gains of $15.1 million and net realized and unrealized losses $23.0 million, respectively, related to these derivative instruments. For the three and six months ended June 30, 2007, we recognized net realized and unrealized gains of $3.2 million and $0.9 million, respectively, related to these derivative instruments. As of June 30, 2008, our commercial derivative activities resulted in an asset position of $8.4 million, which is recorded on our consolidated balance sheet as other assets and a liability position of $53.8 million, which is recorded on our consolidated balance sheet as other liabilities. As of December 31, 2007, our commercial derivative activities resulted in an asset position

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $37.8 million which is recorded on our consolidated balance sheet as other assets and a liability position of $73.9 million, which is recorded on our consolidated balance sheet as other liabilities.

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

Assets and Liabilities

Residential Mortgage-Backed Securities

Residential mortgage related securities are carried at fair value. Agency MBS are classified as trading and Non-Agency MBS are classified as available-for-sale under SFAS No. 115, Investments in Debt and Equity Securities (“SFAS No. 115”). Where possible, these securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the values are determined using quoted prices of securities with similar characteristics or internal pricing models inclusive of assumptions related to prepayment speeds and credit losses. Level 2 securities relate principally to Agency MBS, and Level 3 securities relate principally to Non-Agency MBS for which there was no active market as of June 30, 2008.

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

Investments carried at fair value on a nonrecurring basis represent equity investments accounted for under the cost or equity methods of accounting pursuant to Accounting Principles Board Opinion No 18, The Equity Method of Accounting for Investments in Common Stock. There is no observable price for such equity investments. We impair these investments to fair value when we have determined that other-than-temporary impairment exists. Given there is no market for these investments, we determine fair value using internally developed models. Our models utilize industry valuation benchmarks, such as multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) generally ranging from three to ten times, depending on the industry, to determine a value for the underlying enterprise. We reduce this value by debt outstanding to arrive at an estimated equity value of the enterprise. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Where these investments have been measured to fair value, we typically classify them in Level 3 of the fair value hierarchy.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

Warrants carried at fair value generally relate to private companies. Warrants for private companies are valued based on the estimated value of the underlying enterprise principally using a multiple determined either from comparable public company data or from the transaction where we acquired the warrant and a financial performance indicator based on EBITDA or another revenue measure. Given the nature of the inputs used to value private company warrants, they are classified in Level 3 of the fair value hierarchy.

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

Loans Held for Investment

Pursuant to the provisions of SFAS No. 114, we often utilize the fair value of collateral as a practical expedient to establish a specific reserve for those loans that are collateral dependent and for which we have determined a specific reserve is necessary. To determine the fair value of the collateral, we may employ different approaches depending on the type of collateral. Typically, we determine the fair value of the collateral using internally developed models. Our models utilize industry valuation benchmarks, such as multiples of EBITDA ranging from three to ten times, depending on the industry, to determine a value for the underlying enterprise. In certain cases where our collateral is a fixed or other tangible asset, we will periodically obtain a third party appraisal. Where these investments have been measured to fair value, we typically classify them in Level 3 of the fair value hierarchy.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety based on the lowest level of input that is significant to the fair value measurement as required by SFAS No. 157. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of June 30, 2008 were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	June 30, 2008	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Mortgage-backed securities pledged, trading	$1,606,475	$—	$1,606,475	$—
Investments carried at fair value:
Investments available-for-sale	53,731	—	408	53,323
Warrants	7,900	—	—	7,900
Other assets held at fair value:
Derivative assets	50,402	—	50,402	—

Total assets	$1,718,508	$—	$1,657,285	$61,223

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$180,523	$—	$180,523	$—

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended June 30, 2008, that has been classified in Level 3 was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total	Purchases,
				Realized	Sales,
			Included in	and	Issuances,			Unrealized
	Balance as of		Other	Unrealized	and	Transfers	Balance as of	Gains
	April 1,	Included in	Comprehensive	Gains	Settlements,	In (Out)	June 30,	(Losses)
	2008	Income	Income, Net	(Losses)	net	of Level 3	2008	(1)
	($ in thousands)

Assets
Investments carried at fair value:
Investments available-for- sale	$55,084	$412	$(1,114)	$(702)	$(1,059)	$—	$53,323	$(1,760)
Warrants	9,917	(983)	(2)	(985)	(1,032)	—	7,900	(69)

Total assets	$65,001	$(571)	$(1,116)	$(1,687)	$(2,091)	$—	$61,223	$(1,829)

(1)	Represents unrealized gains (losses) relating to assets/liabilities held as of June 30, 2008.

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 included in income for the three months ended June 30, 2008, reported in gain (loss) on investments, net, and (loss) gain on residential mortgage investment portfolio, were as follows:

			Loss on
	Interest	Loss on	Residential Mortgage
	Income	Investments, net	Investment Portfolio
	($ in thousands)

Total gains (losses) included in earnings for the period	$2,508	$(1,117)	$(1,963)
Unrealized gains (losses) relating to assets still held at reporting date	1,451	(203)	(1,963)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the six months ended June 30, 2008, that has been classified in Level 3 was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total	Purchases,
				Realized	Sales,
			Included in	and	Issuances,			Unrealized
	Balance as of		Other	Unrealized	and	Transfers	Balance as of	Gains
	January 1,	Included in	Comprehensive	Gains	Settlements,	In (Out)	June 30,	(Losses)
	2008	Income	Income, Net	(Losses)	net	of Level 3	2008	(1)
	($ in thousands)

Assets
Investments carried at fair value:
Investments available-for- sale	$13,198	$1,553	$(8,223)	$(6,670)	$46,795	$—	$53,323	$(8,775)
Warrants	8,994	(44)	(18)	(62)	(1,032)	—	7,900	531

Total assets	$22,192	$1,509	$(8,241)	$(6,732)	$45,763	$—	$61,223	$(8,244)

(1)	Represents unrealized gains (losses) relating to assets/liabilities held as of June 30, 2008.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 included in income for the six months ended June 30, 2008, are reported in gain (loss) on investments, net, and (loss) gain on residential mortgage investment portfolio were as follows:

			Loss on
	Interest	(Loss) Gain on	Residential Mortgage
	Income	Investments, net	Investment Portfolio
	($ in thousands)

Total gains (losses) included in earnings for the period	$4,482	$(351)	$(2,623)
Unrealized gains (losses) relating to assets still held at reporting date	2,377	224	(2,623)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. The table below provides the fair values of such assets classified by their position in the fair value hierarchy determined in accordance with SFAS No. 157. The table also provides the gains/(losses) related to those assets recorded during the six months ended June 30, 2008.

		Quoted Prices in			Total Losses
	Fair Value	Active Markets	Significant Other	Significant	Three Months	Six Months
	Measurement as	for Identical	Observable Inputs	Unobservable	Ended	Ended
	of June 30, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)	June 30, 2008	June 30, 2008
	($ in thousands)

Assets
Loans held for investment(1)	$91,888	$—	$—	$91,888	$(13,684)	$(18,414)
Investments carried at cost	2,572	—	—	2,572	(3,023)	(3,920)
Investments accounted for under the equity method	8,062	—	—	8,062	(214)	(214)

Total assets	$102,522	$—	$—	$102,522	$(16,921)	$(22,548)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs as provided for by SFAS No. 114. Transaction costs were not significant as of the balance sheet date.

Note 19.	Segment Data

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

For the three and six months ended June 30, 2007, we presented financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business activities and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and RMBS. Beginning in the fourth quarter of 2007, we began presenting

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes have been made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. We have reclassified all comparative prior period segment information to reflect our three reportable segments.

	Three Months Ended June 30, 2008
				Residential
	Commercial	Healthcare		Mortgage	Consolidated
	Finance	Net Lease		Investment	Total
	($ in thousands)

Total interest and fee income	$242,886	$354		$52,249	$295,489
Operating lease income	—	24,210		—	24,210
Interest expense	108,425	10,859	(1)	40,799	160,083
Provision for loan losses	27,465	—		4,209	31,674
Operating expenses(2)	57,843	11,380		1,419	70,642
Other income (expense)(3)	33,880	(1,416)		7,822	40,286
Noncontrolling interests (income) expense	(369)	652		—	283

Net income before income taxes	83,402	257		13,644	97,303
Income taxes	37,243	—		—	37,243

Net income	$46,159	$257		$13,644	$60,060

Total assets as of June 30, 2008	$10,122,131	$1,070,537		$3,700,935	$14,893,603

	Three Months Ended June 30, 2007
				Residential
	Commercial	Healthcare		Mortgage	Consolidated
	Finance	Net Lease		Investment	Total
	($ in thousands)

Total interest and fee income	$272,653	$198		$83,389	$356,240
Operating lease income	—	22,118		—	22,118
Interest expense	111,852	10,661	(1)	77,778	200,291
Provision for loan losses	17,410	—		—	17,410
Operating expenses(2)	55,082	9,482		1,879	66,443
Other income (expense)(3)	34,925	—		(13,846)	21,079
Noncontrolling interests (income) expense	(186)	1,458		—	1,272

Net income (loss) before income taxes	123,420	715		(10,114)	114,021
Income taxes	29,693	—		—	29,693

Net income (loss)	$93,727	$715		$(10,114)	$84,328

Total assets as of June 30, 2007	$9,481,561	$1,104,580		$6,575,549	$17,161,690

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2008
				Residential
	Commercial	Healthcare		Mortgage	Consolidated
	Finance	Net Lease		Investment	Total
	($ in thousands)

Total interest and fee income	$500,899	$847		$135,709	$637,455
Operating lease income	—	51,900		—	51,900
Interest expense	222,068	21,655	(1)	105,305	349,028
Provision for loan losses	30,436	—		6,897	37,333
Operating expenses(2)	110,980	22,553		4,618	138,151
Other expense(3)	(5,877)	(1,416)		(48,820)	(56,113)
Noncontrolling interests (income) expense	(486)	2,066		—	1,580

Net income (loss) before income taxes	132,024	5,057		(29,931)	107,150
Income taxes	40,319	—		—	40,319

Net income (loss)	$91,705	$5,057		$(29,931)	$66,831

Total assets as of June 30, 2008	$10,122,131	$1,070,537		$3,700,935	$14,893,603

	Six Months Ended June 30, 2007
				Residential
	Commercial	Healthcare		Mortgage	Consolidated
	Finance	Net Lease		Investment	Total
	($ in thousands)

Total interest and fee income	$531,238	$294		$164,289	$695,821
Operating lease income	—	42,406		—	42,406
Interest expense	214,616	19,148	(1)	153,176	386,940
Provision for loan losses	32,336	—		—	32,336
Operating expenses(2)	110,265	18,520		2,980	131,765
Other income (expense)(3)	46,672	—		(19,544)	27,128
Noncontrolling interests (income) expense	(457)	3,059		—	2,602

Net income (loss) before income taxes	221,150	1,973		(11,411)	211,712
Income taxes	48,694	—		—	48,694

Net income (loss)	$172,456	$1,973		$(11,411)	$163,018

Total assets as of June 30, 2007	$9,481,561	$1,104,580		$6,575,549	$17,161,690

(1)	Interest expense in our Healthcare Net Lease segment includes interest on its secured credit facility and mortgage debt as well as an allocation of interest on its allocated intercompany debt.

(2)	Operating expenses of our Healthcare Net Lease segment include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses. In our Residential Mortgage Investment Segment, operating expenses include an allocation of overhead expenses, compensation and benefits, professional fees paid to our investment manager and other direct expenses.

(3)	Other (expense) income for our Residential Mortgage Investment segment includes the net of interest income and expense accruals related to certain of our derivatives along with the changes in fair value of our Agency MBS and related derivatives.

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

On July 25, 2008, we completed the acquisition of approximately $5.2 billion of retail deposits and 22 retail banking branches from Fremont Investment & Loan (“FIL”) and commenced operations of CapitalSource Bank. We also acquired certain systems and other infrastructure necessary for the operation of the retail branch network, $3.3 billion in cash and short-term investments and the “A” participation interest in a pool of commercial real estate loans (which participation interest had an outstanding principal balance of approximately $1.9 billion as of July 25, 2008). The participation interest was acquired at a 3% discount to its net book value. The cash purchase price of this acquisition was approximately $162 million. We did not acquire FIL, any contingent liabilities or any business operations except FIL’s retail branch network. We intend to fund a majority of our commercial loans through CapitalSource Bank in the future.

On July 25, 2008, CapitalSource Bank also purchased approximately $2.1 billion in commercial loans from five of our other wholly owned subsidiaries. We used the loan sale proceeds to reduce our credit facility borrowings and certain securitizations by approximately $1.6 billion. We used the remaining approximately $500 million as a portion of the initial CapitalSource Bank capitalization of $921 million.

On July 31, 2008, we voluntarily reduced the commitment amount on our CS Funding VII facility by $600 million.

On July 15, 2008, we announced that we intended for a wholly owned subsidiary, CapitalSource Healthcare REIT, to file a registration statement with the SEC relating to the proposed initial public offering of approximately $300 million of its common shares. In connection with the initial public offering, we intend to contribute to CapitalSource Healthcare REIT all of the assets and liabilities of our Healthcare Net Lease segment along with a $150.0 million participation in a $375.0 million mezzanine loan. On August 6, 2008, a registration statement on Form S-11 (Reg. No. 333-152825) was filed for the initial public offering. The registration statement has not become effective. We will receive all of the proceeds from, and will pay all of the expenses of, the initial public offering. Following completion of the initial public offering, we expect to retain a majority of the outstanding common shares of CapitalSource Healthcare REIT and to manage the new REIT’s business of investing in healthcare-related real estate assets, principally skilled nursing facilities. Certain of our executives are expected to serve also as officers of CapitalSource Healthcare REIT, led by James J. Pieczynski, Co-President of our healthcare lending group, who is expected to serve as President and Chief Executive Officer of CapitalSource Healthcare REIT. In addition, John Delaney, our Chairman and Chief Executive Officer, will serve as non-executive chairman of CapitalSource Healthcare REIT. The initial public offering is expected to take place late in the third quarter or early in the fourth quarter of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about growing CapitalSource Bank’s deposit base and operations, the A Participation Interest, market conditions for our business, securitization markets, loan yields, the anticipated size, structure, timing and impact of our proposed initial public offering of our healthcare net lease business, our dividend policy and our REIT status. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “believe,” “expect,” “estimate,” “plan,” “will”, “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions may result in credit losses in our portfolio; continued or worsening disruptions in credit markets may make it difficult for us to obtain debt financing on attractive terms or at all, could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position; movements in interest rates and lending spreads may adversely affect our borrowing strategy; we may not be successful in completing the initial public offering of our healthcare net lease business or realizing the desired amount of proceeds from that offering or management fees thereafter; operating CapitalSource Bank under the California and FDIC regulatory regime could be more costly than expected; we may not be successful in operating CapitalSource Bank or maintaining or growing CapitalSource Bank’s deposits or deploying its capital in favorable lending transactions or originating or acquiring assets in accord with our strategic plan; competitive and other market pressures could adversely affect loan pricing; the nature, extent, and timing of any governmental actions and reforms, or changes in tax laws or regulations affecting REITs; the success and timing of other business strategies; extended disruption of vital infrastructure; whether we modify our dividend policy to conform to that of other commercial depository institutions and retain rather than distribute a majority of our earnings, and whether we are able to deploy successfully the added retained earnings in what we believe to be attractive lending opportunities; whether we determine not to elect to qualify as a REIT beginning in 2009 or thereafter; hedging activities may result in reported losses not offset by gains reported in our consolidated financial statements; and other risk factors described in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008 (the “Form 10-K”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 12, 2008, and other documents we have filed or may file with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

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

We operate as three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Finance segment comprises our commercial lending business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment activities. For financial information about our segments, see Note 19, Segment Data, in our accompanying consolidated financial statements for the three and six months ended June 30, 2008.

Through our Commercial Finance segment activities, our primary goal is to be the leading provider of financing to middle market businesses that require customized and sophisticated financing. We provide a wide range of financial products that we negotiate and structure on a client-specific basis through direct interaction with the owners and senior managers of our clients. We also originate and participate in broadly syndicated debt financings for larger businesses. We seek to add value to our clients’ businesses by providing tailored financing that meets their specific business needs and objectives. As of June 30, 2008, we had 1,117 loans outstanding under which we had funded an aggregate of $9.4 billion and committed to lend up to an additional $4.3 billion.

Through our Healthcare Net Lease segment activities, we invest in income-producing healthcare-related facilities, principally skilled nursing facilities located in the United States. As of June 30, 2008, we had $1.0 billion in direct real estate investments comprised of 186 healthcare-related facilities that were leased to 41 tenants through long-term, triple-net operating leases.

Through our Residential Mortgage Investment segment activities, we invest in certain residential mortgage assets to optimize our REIT structure. As of June 30, 2008, our residential mortgage investment portfolio totaled $3.5 billion, which included investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”). Over 99% of our investments in RMBS are represented by mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency MBS”). In addition, we hold mortgage-related receivables secured by prime residential mortgage loans.

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

Although we have made loans as large as $375 million, our average commercial loan size was $8.4 million as of June 30, 2008, and our average loan exposure by client was $13.5 million as of June 30, 2008. Our commercial loans generally have a maturity of one to five years with a weighted average maturity of 3.1 years as of June 30, 2008. Substantially all of our commercial loans require monthly interest payments at variable rates and, in many cases, our commercial loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients. As of June 30, 2008, our geographically diverse client base consisted of 699 clients with headquarters in 47 states, the District of Columbia, Puerto Rico and select international locations, primarily in Canada and Europe.

Deposit Based Funding

Maintaining broad and diverse funding sources has been a key to our funding strategy since inception. We had previously identified obtaining deposit based funding as an attractive method of further broadening and diversifying our funding.

On July 25, 2008, we completed the acquisition of approximately $5.2 billion of retail deposits and 22 retail banking branches from Fremont Investment & Loan (“FIL”) and commenced operations of CapitalSource Bank, a new wholly owned subsidiary of CapitalSource (“CapitalSource Bank”). We also acquired certain systems and other infrastructure necessary for the operation of the retail branch network, $3.3 billion in cash and short-term investments and the “A” participation interest in a pool of commercial real estate loans (which participation interest had an outstanding principal balance of approximately $1.9 billion as of July 25, 2008). The participation interest was acquired at a 3% discount to its net book value. The cash purchase price of this acquisition was approximately $162 million. We did not acquire FIL, any contingent liabilities or any business operations except FIL’s retail branch network. We intend to fund a majority of our commercial loans through CapitalSource Bank in the future.

On July 25, 2008, CapitalSource Bank also purchased approximately $2.1 billion in commercial loans from five of our other wholly owned subsidiaries. We used the sale proceeds to reduce our credit facility borrowings and certain securitizations by approximately $1.6 billion. We used the remaining approximately $500 million as a portion of the initial CapitalSource Bank capitalization of $921 million.

We received approval from the Federal Deposit Insurance Corporation and the California Department of Financial Institutions to consummate these transactions, in each case subject to the conditions set forth in their respective regulatory approvals. These conditions include, among others, requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15% and an adequate allowance for loan and lease losses and, like many other de novo banks, not pay any dividends for its first three years of operations without prior approval of its regulators.

We and our wholly owned subsidiaries, CapitalSource TRS Inc. (“TRS”) and CapitalSource Finance LLC (“CSF” and together with CapitalSource and TRS, the “Parent Companies”), and CapitalSource Bank entered into a Capital Maintenance and Liquidity Agreement (“CMLA”) with the Federal Deposit Insurance Corporation (“FDIC”) requiring the Parent Companies to maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15%, to maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well capitalized” under the relevant banking regulations, and for CapitalSource and CSF to provide a $150 million unsecured revolving credit facility that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. The Parent Companies and CapitalSource Bank also entered into a Parent Company Agreement (“Parent Agreement”) with the FDIC requiring the Parent Companies to maintain the capital levels of CapitalSource Bank at the levels required in the CMLA, and providing the Parent Companies’ consent to examination by the FDIC in order for the FDIC to monitor compliance with the laws and regulations applicable to CapitalSource and its affiliates.

We believe the acquisition will give CapitalSource Bank access to a significant base of deposits with strong growth prospects. Together with our valuable commercial finance lending franchise, we believe this acquisition positions us to grow by diversifying and strengthening our funding platform by providing a lower and more stable cost of funds with less reliance on the capital markets, allowing us to take advantage of the attractive lending opportunities we believe are now available in the market. We expect CapitalSource Bank to enhance our liquidity profile, increase our profitability and improve our capital efficiency.

REIT Status

We intend to remain a REIT for the balance of 2008. As a result of the establishment of CapitalSource Bank in our taxable REIT subsidiary, during the remainder of 2008 we expect to acquire a significant amount of additional residential mortgage or other REIT-eligible assets to further facilitate compliance with REIT requirements and optimize our REIT structure. As we assess the impact of a depository franchise on our overall business, our expectation that the majority of our new loans will be originated in CapitalSource Bank (which will not be eligible for REIT status) and the anticipated completion of the initial public offering of our healthcare net lease business, we intend to reexamine the strategic rationale and benefits of our REIT election, and it is likely that we will determine not to qualify as a REIT beginning in 2009 or thereafter.

CapitalSource Healthcare REIT

On July 15, 2008, we announced that we intended for a wholly owned subsidiary, CapitalSource Healthcare REIT, to file a registration statement with the SEC relating to the proposed initial public offering of approximately $300 million of its common shares. In connection with the initial public offering, we intend to contribute to

CapitalSource Healthcare REIT all of the assets and liabilities of our Healthcare Net Lease segment along with a $150.0 million participation in a $375.0 million mezzanine loan.

On August 6, 2008, a registration statement on Form S-11 (Reg. No. 333-152825) was filed for the initial public offering. The registration statement has not become effective. We will receive all of the proceeds from, and will pay all of the expenses of, the initial public offering. Following completion of the initial public offering, we expect to retain a majority of the outstanding common shares of CapitalSource Healthcare REIT and to manage the new REIT’s business of investing in healthcare-related real estate assets, principally skilled nursing facilities. Certain of our executives are expected to serve also as officers of CapitalSource Healthcare REIT, led by James J. Pieczynski, Co-President of our healthcare lending group, who is expected to serve as President and Chief Executive Officer of CapitalSource Healthcare REIT. In addition, John Delaney, our Chairman and Chief Executive Officer, will serve as non-executive chairman of CapitalSource Healthcare REIT. The initial public offering is expected to take place late in the third quarter or early in the fourth quarter of 2008.

We believe the transaction will lower the cost of capital and facilitate growth opportunities for our healthcare net lease business and be an additional source of liquidity for us. We hope to raise approximately $300 million of gross proceeds, before underwriting discounts and commissions, from the initial public offering which we intend to use to repay indebtedness and for general corporate purposes.

Dividend Policy

We declared a $0.60 dividend for the second quarter of 2008, paid on June 30, 2008, to our shareholders of record on June 16, 2008. Now that we have completed the asset acquisition from FIL, we expect to retain a majority of our earnings, consistent with dividend policies of other commercial depository institutions, to redeploy in what we believe to be attractive lending opportunities, subject to satisfying our minimum distribution requirements to qualify as a REIT. We expect to pay regular quarterly dividends at a substantially reduced level to a level more in line with commercial depository institutions beginning with our dividend for the third quarter of 2008. If we need to distribute additional income to satisfy our minimum distribution requirements to qualify as a REIT for 2008, we would expect to pay a special dividend payable in the month of December 2008.

Impact of Recent Market Conditions

Since June 2007, we have witnessed a significant disruption in the capital markets that has affected many financial institutions. This disruption resulted in a substantial reduction in liquidity for certain assets, greater pricing for risk and de-leveraging. We believe the dislocation presents significant near-term market opportunities to originate assets with increased spreads and tighter structures and to selectively purchase high quality assets or businesses at attractive prices.

In our Commercial Finance Segment, we also have seen and continue to see negative effects from the disruption in the form of a higher cost of funds on our borrowings as measured by a spread to one-month LIBOR. We expect to continue to experience higher costs and less advantageous terms for financing our portfolio outside of our bank subsidiary. With CapitalSource Bank, however, we believe we have significantly diversified and strengthened our funding. We also believe we have positioned ourselves to take advantage of the attractive opportunities we perceive in the current environment with greater liquidity and a lower cost of funds with less reliance on the capital markets.

It is possible the US economy as a whole may stagnate or continue to weaken. We expect that the credit performance of our portfolio will decline in light of the current difficult economic conditions that are likely to adversely affect our clients’ ability to fulfill their obligations to us. Additional material deterioration of the US economy could further impair the credit performance of our portfolio.

During the six months ended June 30, 2008, we also saw decreases in the carrying value of certain of our residential mortgage investments, representing a decline of approximately 1.3% in the value of the portfolio, as the market dislocation impacted the pricing relationship between mortgage assets (including Agency MBS that we own) and low risk fixed income securities. During the three months ended June 30, 2008, conditions in the residential mortgage market improved and significantly stabilized from the first quarter. Since June 30, 2008, some volatility has returned to the market due to the implied credit of Fannie Mae and Freddie Mac. However, to reduce our exposure to this market volatility, during the six months ended June 30, 2008, we sold Agency MBS with a face value of $2.1 billion. We do not anticipate further sales of Agency MBS in 2008, but as a result of establishment of CapitalSource Bank in our taxable REIT subsidiary, we expect to acquire a significant amount of additional residential mortgage or other REIT-eligible assets to continue to further facilitate compliance with REIT requirement and optimize our REIT structure. Our investment strategy explicitly contemplates the potential for upward and downward shifts in the carrying value of the portfolio, including shifts of the magnitude that we saw during 2007.

Consolidated Results of Operations

We operate as three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Finance segment comprises our commercial lending business activities and will include activities of CapitalSource Bank; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment activities.

During the three and six months ended June 30, 2007, we presented financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and RMBS. Beginning in the fourth quarter of 2007, we began presenting financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes have been made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments.

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

Operating Results for the Three and Six Months Ended June 30, 2008

As further described below, the most significant factors influencing our consolidated results of operations for the three and six months ended June 30, 2008, compared to the consolidated results of operations for the equivalent time period in 2007, were:

•	Mark to market losses on our Residential Mortgage Investment Portfolio;

•	Gains and losses on derivatives and other investments in our Commercial Finance segment;

•	Increased balance of our commercial loan portfolio;

•	Decreased provision for loan losses;

•	Increased operating lease income related to our direct real estate investments;

•	Increases in operating expenses;

•	Increased lending spreads;

•	Increased borrowing spreads; and

•	Reduced prepayment-related fee income and reduced gains on equity sales.

Our consolidated operating results for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$254,222	$311,184	$(56,962)	(18)%	$562,547	$600,738	$(38,191)	(6)%
Fee income	41,267	45,056	(3,789)	(8)	74,908	95,083	(20,175)	(21)
Operating lease income	24,210	22,118	2,092	9	51,900	42,406	9,494	22
Interest expense	160,083	200,291	(40,208)	(20)	349,028	386,940	(37,912)	(10)
Provision for loan losses	31,674	17,410	14,264	82	37,333	32,336	4,997	15
Depreciation of direct real estate investments	8,990	7,390	1,600	22	17,906	14,152	3,754	27
Other operating expenses	61,652	59,053	2,599	4	120,245	117,613	2,632	2
Other income (expense)	40,286	21,079	19,207	91	(56,113)	27,128	(83,241)	(307)
Noncontrolling interests expense	283	1,272	(989)	(78)	1,580	2,602	(1,022)	(39)
Income taxes	37,243	29,693	7,550	25	40,319	48,694	(8,375)	(17)
Net income	60,060	84,328	(24,268)	(29)	66,831	163,018	(96,187)	(59)

	Six Months Ended June 30,
	2008			2007
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$562,547	7.43%		$600,738	8.29%
Fee income		74,908	0.99		95,083	1.31

Total interest earning assets(1)	$15,184,475	637,455	8.42	$14,620,118	695,821	9.60
Total direct real estate investments	1,068,280	51,900	9.74	830,035	42,406	10.30

Total income earning assets	16,252,755	689,355	8.51	15,450,153	738,227	9.64
Total interest bearing liabilities(2)	13,674,303	349,028	5.12	13,278,448	386,940	5.88

Net finance spread		$340,327	3.39%		$351,287	3.76%

Net finance margin			4.20%			4.59%

(1)	Interest earning assets include cash, restricted cash, mortgage-related receivables, RMBS, loans, and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Operating Expenses

During the three months ended June 30, 2008, consolidated operating expenses increased by $4.2 million over the three months ended June 30, 2007. The increase in consolidated operating expenses was primarily due to a $1.7 million increase in depreciation and amortization expense primarily resulting from increases in our direct real estate investments over the same period in the prior year and a $3.1 million increase in administrative expenses primarily due to interest paid in connection with the settlement of the IRS audit and conclusion of certain state tax audits for 2004 and 2005. These increases were partially offset by a $0.8 million decrease in incentive compensation. During the three months ended June 30, 2008 and 2007, incentive compensation totaled $19.1 million and $19.9 million, respectively. Incentive compensation comprises annual bonuses, as well as stock options and restricted stock awards, which generally have vesting periods ranging from 18 months to five years.

During the six months ended June 30, 2008, consolidated operating expenses increased by $6.4 million over the six months ended June 30, 2007. The increase in consolidated operating expenses was primarily due to a $6.6 million increase in professional fees due to write-off of previously capitalized costs related to the transaction with TierOne Corporation that was terminated in March 2008, a $4.2 million increase in depreciation and amortization expense primarily resulting from increases in our direct real estate investments over the same period in the prior year, and a $4.8 million increase in administrative expenses primarily due to assessment and interest paid in connection with the settlement of the IRS audit and conclusion of certain state tax audits for 2004 and 2005. These increases were partially offset by a $10.3 million decrease in incentive compensation. During the six months ended June 30, 2008 and 2007, incentive compensation totaled $30.4 million and $40.7 million, respectively.

Income Taxes

We provided for income taxes on the consolidated income earned based on a 37.6% and 23.0% effective tax rates for the six months ended June 30, 2008 and 2007, respectively. The increased effective tax rate on consolidated net income for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, is primarily due to our TRSs accounting for a greater percentage of our projected annual consolidated net income in 2008 than in 2007. We provided for income taxes for the six months ended June 30, 2008 and 2007, based on effective tax rates of 39.3% and 33.9%, respectively, for the income earned by our TRSs. We did not provide for any income taxes for the income earned by our qualified REIT subsidiaries for the six months ended June 30, 2008 or 2007.

Comparison of the Three Months Ended June 30, 2008 and 2007

We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments. All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Commercial Finance Segment

Our Commercial Finance segment operating results for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, were as follows:

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$201,626	$227,597	$(25,971)	(11)%
Fee income	41,260	45,056	(3,796)	(8)
Interest expense	108,425	111,852	(3,427)	(3)
Provision for loan losses	27,465	17,410	10,055	58
Operating expenses	57,843	55,082	2,761	5
Other income	34,249	35,111	(862)	(2)
Income taxes	37,243	29,693	7,550	25
Net income	46,159	93,727	(47,568)	(51)

Interest Income

The decrease in interest income was primarily due to the decrease in yield on average interest earning assets. During the three months ended June 30, 2008, yield on average interest earning assets decreased to 9.75% compared to 12.08% for the three months ended June 30, 2007. This decrease was primarily the result of a decrease in the interest component of yield to 8.09% for the three months ended June 30, 2008, from 10.08% for the three months ended June 30, 2007. The decrease in the interest component of yield was due to a decrease in short-term interest rates partially offset by an increase in our core lending spread. During the three months ended June 30, 2008, our core lending spread to average one-month LIBOR was 7.05% compared to 6.44% for the three months ended June 30, 2007. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

Fee Income

The decrease in fee income was primarily the result of a decrease in prepayment-related fee income, which totaled $10.8 million for the three months ended June 30, 2008, compared to $17.3 million for the three months ended June 30, 2007. Prepayment-related fee income contributed 0.43% and 0.77% to yield for three months ended June 30, 2008 and 2007, respectively. Yield from fee income, including prepayment related fees, decreased to 1.66% for the three months ended June 30, 2008, from 2.00% for the three months ended June 30, 2007.

Interest Expense

We fund our business largely through debt, and the decrease in interest expense was primarily due to a decrease in average borrowings of $726.2 million, or 9.91%. Our cost of borrowings was 5.40% and 6.12% for the three months ended June 30, 2008 and 2007, respectively. The decrease in our cost of borrowings was the result of lower LIBOR and CP rates on which interest on our term securitizations and credit facilities is based, partially offset by an increase in borrowing spreads and deferred financing fees on certain of our term securitizations and on certain of our credit facilities.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and fee income less interest expense) divided by average income earning assets, was 5.40% for the three months ended June 30, 2008, a decrease of 172 basis points from 7.12% for the three months ended June 30, 2007. The decrease in net finance margin was primarily due to the decrease in yield on total income earning assets, a decrease in short-term market rates of interest such as LIBOR upon which the yield of many of our loans are based, partially offset by a decrease in our cost of funds as measured by a spread to short-term market rates of interest such as LIBOR. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 4.35% for the three months ended June 30, 2008, a decrease of 161 basis points from 5.96% for the three months ended June 30, 2007. Gross yield is the sum of interest and fee income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Finance segment for the three months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended June 30,
	2008			2007
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$201,626	8.09%		$227,597	10.08%
Fee income		41,260	1.66		45,056	2.00

Total interest earning assets(1)	$9,992,540	242,886	9.75	$9,053,082	272,653	12.08
Total interest bearing liabilities(2)	8,053,850	108,425	5.40	7,327,650	111,852	6.12

Net finance spread		$134,461	4.35%		$160,801	5.96%

Net finance margin			5.40%			7.12%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Provision for Loan Losses

The increase in the provision for loan losses was the result of recognizing more allocated reserves during the three months ended June 30, 2008, than in the three months ended June 30, 2007. The increase was also due to changes in the portfolio balance and mix.

Operating Expenses

The increase in operating expenses is due to the increase in professional fees, depreciation and amortization and other administrative expenses partially offset by a decrease in incentive compensation and benefits as described in the explanation of consolidated operating expenses above. Operating expenses as a percentage of average total assets decreased to 2.24% for the three months ended June 30, 2008, from 2.39% for the three months ended June 30, 2007.

Other Income

The decrease in other income was primarily attributable to a $21.8 million decrease in net realized and unrealized gains in our equity investments, a $5.1 million decrease in gains related to the sale of loans, and a $2.5 million decrease in fees arising from our HUD mortgage origination services. These decreases were partially offset by a $14.2 million gain on the extinguishment of debt, an $11.9 million increase in gains related to our derivative instruments, and a $2.7 million increase in income relating to our equity interests in various investees that are not consolidated for financial statement purposes.

Our unrealized gains on derivative instruments were primarily due to the unrealized net change in the fair value of swaps used in hedging certain of our assets and liabilities to minimize our exposure to interest rate movements. We do not apply hedge accounting to these swaps and, as a result, changes in the fair value of such swaps are recognized in GAAP net income, while changes in the fair value of the underlying hedged exposures are not. To correct for this asymmetry and reflect the unrealized nature of the changes in fair value of such swaps, any such unrealized gains are subtracted from, or any unrealized losses are added to, GAAP earnings for purposes of determining our adjusted earnings, as previously defined.

Healthcare Net Lease Segment

Our Healthcare Net Lease segment operating results for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, were as follows:

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$347	$198	$149	75%
Fee income	7	—	7	N/A
Operating lease income	24,210	22,118	2,092	9
Interest expense	10,859	10,661	198	2
Depreciation of direct real estate investments	8,990	7,390	1,600	22
Other operating expenses	2,390	2,092	298	14
Other expense	(1,416)	—	(1,416)	N/A
Noncontrolling interests expense	652	1,458	(806)	(55)
Net income	257	715	(458)	(64)

Operating Lease Income

The increase in operating lease income is due to an increase in our direct real estate investments, which are leased to healthcare industry clients through long-term, triple-net operating leases. During the three months ended June 30, 2008 and 2007, our average balance of direct real estate investments was $1.1 billion and $0.9 billion, respectively.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and operating lease income less interest expense) divided by average income earning assets, was 5.02% for the three months ended June 30, 2008, a decrease of 16 basis points from 5.18% for the three months ended June 30, 2007. Our net finance spread was 1.92% for the three months ended June 30, 2008, a decrease of 113 basis points from 3.05% for the three months ended June 30, 2007. Net finance spread is the difference between yield on interest earning assets and the cost of our interest bearing liabilities. The decrease in net finance spread is attributable to the changes in its components as described above.

Depreciation of Direct Real Estate Investments

The increase in depreciation was primarily due to an increase in our gross direct real estate investments during 2008 over 2007. As of June 30, 2008, our gross direct real estate investments increased by $10.6 million from June 30, 2007.

Residential Mortgage Investment Segment

Our Residential Mortgage Investment segment operating results for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, were as follows:

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$52,249	$83,389	$(31,140)	(37)%
Interest expense	40,799	77,778	(36,979)	(48)
Provision for loan losses	4,209	—	4,209	N/A
Operating expenses	1,419	1,879	(460)	(24)
Other income (expense)	7,822	(13,846)	21,668	156
Net income (loss)	13,644	(10,114)	23,758	235

Interest Income

The decrease in interest income was primarily due to the decline in average interest earning assets of $1.9 billion, or 31.92%.

Interest Expense

The decrease in interest expense was primarily due to a decrease in average borrowings of $1.8 billion, or 31.75%, corresponding to a decrease in the size of the portfolio. The decrease resulted primarily from a decrease in the short term interest rate market index on which most of our cost of borrowings is based. Our cost of borrowings was 4.10% and 5.34% for the three months ended June 30, 2008 and 2007, respectively.

Provision for loan losses

The increase in provision for loan losses was a result of a change in reserve factors as well as change in the portfolio balance and portfolio mix.

Operating Expenses

The decrease in operating expenses was primarily due to a change in our method of allocating expenses to this segment. Operating expenses as a percentage of average total assets increased to 0.13% for the three months ended June 30, 2008, from 0.12% for the three months ended June 30, 2007.

Other Income (Expense)

The increase in other income was attributable to net realized and unrealized gains on derivative instruments related to our residential mortgage investments of $20.2 million. The increase were partially offset by net realized and unrealized losses on our Agency MBS of $9.2 million and other-than-temporary declines in the fair value of our Non-Agency MBS of $2.0 million. The value of Agency MBS relative to risk-free investments was impacted by the broad credit market disruption that began during the year ended December 31, 2007.

Non-GAAP Adjusted Earnings

Adjusted earnings, as previously defined, were $29.1 million, or $0.12 per diluted share, for the three months ended June 30, 2008, and $128.4 million, or $0.68 per diluted share, for the three months ended June 30, 2007. A reconciliation of our reported net income to adjusted earnings for the three months ended June 30, 2008 and 2007, was as follows:

	Three Months Ended June 30,
	2008	2007
	($ in thousands, except per share data)

Net income	$60,060	$84,328
Add:
Real estate depreciation and amortization(1)	8,459	7,896
Amortization of deferred financing fees(2)	26,810	6,823
Non-cash equity compensation	12,030	9,859
Net realized and unrealized losses (gains) on residential mortgage investment portfolio, including related derivatives(3)	(57,022)	15,846
Unrealized gains on derivatives and foreign currencies, net	(33,140)	(1,287)
Unrealized losses on investments, net	4,475	1,170
Provision for loan losses	32,028	17,410
Recoveries(4)	(356)	—
Less:
Charge offs	24,237	13,625
Nonrecurring items	—	—

Adjusted earnings	$29,107	$128,420

Net income per share:
Basic — as reported	$0.26	$0.45
Diluted — as reported	$0.25	$0.45
Average shares outstanding:
Basic — as reported	235,076,287	185,371,033
Diluted — as reported	236,445,230	187,428,430
Adjusted earnings per share:
Basic	$0.12	$0.69
Diluted(5)	$0.12	$0.68
Average shares outstanding:
Basic	235,076,287	185,371,033
Diluted(6)	236,445,230	189,425,285

(1)	Depreciation and amortization for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes amortization of deferred financing fees and other non-cash interest expense.

(3)	Includes adjustments to reflect realized and unrealized gains and losses related to residential mortgage investments held in our portfolio as of the balance sheet date and related derivative instruments.

(4)	Includes all recoveries on loans during the period.

(5)	Adjusted to reflect the impact of adding back noncontrolling interests expense totaling $1.3 million for the three months ended June 30, 2007, to adjusted earnings due to the application of the if-converted method on non-managing member units, which were considered dilutive to adjusted earnings per share, but were antidilutive to GAAP net income per share.

(6)	Adjusted to include average non-managing member units of 1,996,855 for the three months ended June 30, 2007, which were considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Comparison of the Six Months Ended June 30, 2008 and 2007

We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments. All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Commercial Finance Segment

Our Commercial Finance segment operating results for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, were as follows:

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$426,009	$436,155	$(10,146)	(2)%
Fee income	74,890	95,083	(20,193)	(21)
Interest expense	222,068	214,616	7,452	3
Provision for loan losses	30,436	32,336	(1,900)	(6)
Operating expenses	110,980	110,265	715	1
Other (expense) income	(5,391)	47,129	(52,520)	(111)
Income taxes	40,319	48,694	(8,375)	(17)
Net income	91,705	172,456	(80,751)	(47)

Interest Income

The decrease in interest income was primarily due to the decrease in yield on average interest earning assets. During the six months ended June 30, 2008, yield on average interest earning assets decreased to 10.01% compared to 12.27% for the six months ended June 30, 2007. This decrease was primarily the result of a decrease in the interest component of yield to 8.51% for the six months ended June 30, 2008, from 10.07% for the six months ended June 30, 2007. The decrease in the interest component of yield was due to a decrease in short-term interest rates partially offset by an increase in our core lending spread. During the six months ended June 30, 2008, our core lending spread to average one-month LIBOR was 7.08% compared to 6.48% for the six months ended June 30, 2007. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

Fee Income

The decrease in fee income was primarily the result of a decrease in prepayment-related fee income, which totaled $14.3 million for the six months ended June 30, 2008, compared to $40.1 million for the six months ended June 30, 2007. Prepayment-related fee income contributed 0.29% and 0.92% to yield for six months ended June 30, 2008 and 2007, respectively. Yield from fee income, including prepayment related fees, decreased to 1.50% for the six months ended June 30, 2008, from 2.20% for the six months ended June 30, 2007.

Interest Expense

We fund our business largely through debt, and the increase in interest expense was primarily due to an increase in average borrowings of $1.1 billion, or 15.51%, partially offset by a decrease in our cost of borrowings. Our cost of borrowings was 5.42% and 6.09% for the six months ended June 30, 2008 and 2007, respectively. The decrease in our cost of borrowings was the result of lower LIBOR and CP rates on which interest on our term securitizations and credit facilities is based. The increase in interest expense was also the result of higher borrowing spreads and higher deferred financing fees on certain of our term securitizations and credit facilities, and increases in the cost of our convertible debt following the exchange offer completed in April 2007 and our issuance in July 2007 of our 7.25% Senior Subordinated Convertible Notes due 2037.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and fee income less interest expense) divided by average income earning assets, was 5.57% for the six months ended June 30, 2008, a decrease of 174 basis points from 7.31% the six months ended June 30, 2007. The decrease in net finance margin was primarily due to a decrease in yield on total income earning assets, a decrease in short-term market rates of interest such as LIBOR upon which the yield of many of our loans are based, partially offset by a decrease in our cost of funds as measured by a spread to short-term market rates of interest such as LIBOR. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 4.59% for the six months ended June 30, 2008, a decrease of 159 basis points from 6.18% for the six months ended June 30, 2007. Gross yield is the sum of interest and fee income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Finance segment for the six months ended June 30, 2008 and 2007, were as follows:

	Six Months Ended June 30,
	2008			2007
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$426,009	8.51%		$436,155	10.07%
Fee income		74,890	1.50		95,083	2.20

Total interest earning assets(1)	$10,037,634	500,899	10.01	$8,731,605	531,238	12.27
Total interest bearing liabilities(2)	8,210,315	222,068	5.42	7,108,002	214,616	6.09

Net finance spread		$278,831	4.59%		$316,622	6.18%

Net finance margin			5.57%			7.31%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Provision for Loan Losses

The decrease in the provision for loan losses was the result of recognizing fewer allocated reserves during the six months ended June 30, 2008 than in the six months ended June 30, 2007.

Operating Expenses

The increase in operating expenses is due to the increase in professional fees, depreciation and amortization and other administrative expenses described in the explanation of consolidated operating expenses above. Operating expenses as a percentage of average total assets decreased to 2.13% for the six months ended June 30, 2008, from 2.49% for the six months ended June 30, 2007.

Other (Expense) Income

The decrease in other income was primarily attributable to a $23.9 million decrease in net realized and unrealized gains on derivative instruments, a $10.6 million decrease in gains on foreign currency exchange, a $26.9 million decrease in net realized and unrealized gains in our equity investments and a $2.8 million decrease in gains related to our real estate owned (“REO”).

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

Healthcare Net Lease Segment

Our Healthcare Net Lease segment operating results for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, were as follows:

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$829	$294	$535	182%
Fee income	18	—	18	N/A
Operating lease income	51,900	42,406	9,494	22
Interest expense	21,655	19,148	2,507	13
Depreciation of direct real estate investments	17,906	14,152	3,754	27
Other operating expenses	4,647	4,368	279	6
Other expense	(1,416)	—	(1,416)	N/A
Noncontrolling interests expense	2,066	3,059	(993)	(32)
Net income	5,057	1,973	3,084	156

Operating Lease Income

The increase in operating lease income is due to an increase in our direct real estate investments, which are leased to healthcare industry clients through long-term, triple-net operating leases. During the six months ended June 30, 2008 and 2007, our average balance of direct real estate investments was $1.1 billion and $0.9 billion, respectively.

Interest Expense

The increase in interest expense was primarily due to an increase in average borrowings of $122.8 million, or 25.17%. This increase was partially offset by a decrease in our cost of borrowings. Our cost of borrowings was 7.12% and 7.92% for the six months ended June 30, 2008 and 2007, respectively. Our overall borrowing spread to average one-month LIBOR for the six months ended June 30, 2008 was 4.17% compared to 2.60% for the six months ended June 30, 2007.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and operating lease income less interest expense) divided by average income earning assets, was 5.67% for the six months ended June 30, 2008, an increase of 13 basis points from 5.54% for the six months ended June 30, 2007. Our net finance spread was 2.63% for the six months ended June 30, 2008, an increase of 25 basis points from 2.38% for the six months ended June 30, 2007. Net finance spread is the difference between yield on interest earning assets and the cost of our interest bearing liabilities. The decrease in net finance spread is attributable to the changes in its components as described above.

Depreciation of Direct Real Estate Investments

The increase in depreciation was primarily due to an increase in our gross direct real estate investments during 2008 over 2007. As of June 30, 2008, our gross direct real estate investments increased by $10.6 million from June 30, 2007.

Residential Mortgage Investment Segment

Our Residential Mortgage Investment segment operating results for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, were as follows:

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$135,709	$164,289	$(28,580)	(17)%
Interest expense	105,305	153,176	(47,871)	(31)
Provision for loan losses	6,897	—	6,897	N/A
Operating expenses	4,618	2,980	1,638	55
Other expense	(48,820)	(19,544)	(29,276)	(150)
Net loss	(29,931)	(11,411)	(18,520)	(162)

Interest Income

The decrease in interest income was primarily due to the decline in average interest earning assets of $745.5 million, or 12.72%.

Interest Expense

The decrease in interest expense was primarily due to a decrease in average borrowings of $829.2 million, or 14.59%, corresponding to a decrease in the size of the portfolio. This decrease was primarily due to a decrease in our cost of borrowings. Our cost of borrowings was 4.29% and 5.36% for the six months ended June 30, 2008 and 2007, respectively. The decrease in our cost of borrowings was primarily due to a decrease in the short term interest rate market index on which our cost of borrowings is based.

Provision for Loan Losses

The increase in provision for loan losses was a result of a change in reserve factors as well as a change in the portfolio balance and portfolio mix.

Operating Expenses

The increase in operating expenses was primarily due to a change in our method of allocating expenses to this segment. Operating expenses as a percentage of average total assets increased to 0.17% for the six months ended June 30, 2008, from 0.10% for the six months ended June 30, 2007.

Other Expense

The increase in other expense was primarily attributable to net realized and unrealized losses on derivative instruments related to our residential mortgage investments of $51.1 million and other-than-temporary decline in the fair value of our Non-Agency MBS of $2.6 million. The increase was partially offset by net realized and unrealized gains on our Agency MBS of $7.4 million. The value of Agency MBS relative to risk-free investments was impacted by the broad credit market disruption that began during the year ended December 31, 2007. As a result, the decline in value of our derivatives resulting from lower interest rates was not fully offset by an increase in the value of Agency MBS.

Non-GAAP Adjusted Earnings

Adjusted earnings, as previously defined, were $142.4 million, or $0.62 per diluted share, for the six months ended June 30, 2008, and $242.7 million, or $1.31 per diluted share, for the six months ended June 30, 2007. A reconciliation of our reported net income to adjusted earnings for the six months ended June 30, 2008 and 2007, was as follows:

	Six Months Ended June 30,
	2008	2007
	($ in thousands, except per share data)

Net income	$66,831	$163,018
Add:
Real estate depreciation and amortization(1)	17,219	14,658
Amortization of deferred financing fees(2)	38,763	12,332
Non-cash equity compensation	18,544	20,571
Net realized and unrealized (gains) losses on residential mortgage investment portfolio, including related derivatives(3)	(29,628)	23,381
Unrealized losses (gains) on derivatives and foreign currencies, net	14,492	(959)
Unrealized losses on investments, net	9,132	1,217
Provision for loan losses	37,689	32,336
Recoveries(4)	(356)	—
Less:
Charge offs	30,313	23,876
Nonrecurring items	—	—

Adjusted earnings	$142,373	$242,678

Net income per share:
Basic — as reported	$0.29	$0.89
Diluted — as reported	$0.29	$0.88
Average shares outstanding:
Basic — as reported	227,580,584	182,274,147
Diluted — as reported	228,969,238	184,512,451
Adjusted earnings per share:
Basic	$0.63	$1.33
Diluted(5)	$0.62	$1.31
Average shares outstanding:
Basic	227,580,584	182,274,147
Diluted(6)	228,969,238	186,737,699

(1)	Depreciation and amortization for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes amortization of deferred financing fees and other non-cash interest expense.

(3)	Includes adjustments to reflect realized and unrealized gains and losses related to residential mortgage investments held in our portfolio as of the balance sheet date and related derivative instruments.

(4)	Includes all recoveries on loans during the period.

(5)	Adjusted to reflect the impact of adding back noncontrolling interests expense totaling $2.6 million for the six months ended June 30, 2007, respectively, to adjusted earnings due to the application of the if-converted method on non-managing member units, which were considered dilutive to adjusted earnings per share, but were antidilutive to GAAP net income per share.

(6)	Adjusted to include average non-managing member units of 2,225,248 for the six months ended June 30, 2007, which were considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Financial Condition

Commercial Finance Segment

Portfolio Composition

We provide commercial loans to clients that require customized and sophisticated financing. We also selectively make equity investments. The composition of our Commercial Finance segment portfolio as of June 30, 2008 and December 31, 2007, was as follows:

	June 30,	December 31,
	2008	2007
	($ in thousands)

Commercial loans, net	$9,427,885	$9,867,737
Equity investments	287,621	227,144

Total	$9,715,506	$10,094,881

Commercial Lending Portfolio Composition

Our total commercial loan portfolio reflected in the portfolio statistics below includes loans, loans held for sale and receivables under reverse-repurchase agreements. The composition of our commercial loan portfolio by loan type and by commercial finance business as of June 30, 2008 and December 31, 2007, was as follows:

	June 30, 2008		December 31, 2007
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured loans(1)	$5,475,500	58%	$5,695,167	58%
First mortgage loans(1)	2,720,814	29	2,995,048	30
Subordinate loans	1,231,571	13	1,177,522	12

Total	$9,427,885	100%	$9,867,737	100%

Composition of loan portfolio by business:
Corporate Finance	$2,783,694	30%	$2,979,241	30%
Healthcare and Specialty Finance	2,871,619	30	2,934,666	30
Structured Finance	3,772,572	40	3,953,830	40

Total	$9,427,885	100%	$9,867,737	100%

(1)	Includes Term B loans.

We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by commercial finance business as of June 30, 2008, were as follows:

	Number	Average	Number of	Average Loan
	of Loans	Loan Size	Clients	Size per Client
	($ in thousands)

Composition of loan portfolio by business:
Corporate Finance	508	$5,480	251	$11,090
Healthcare and Specialty Finance	383	7,498	264	10,877
Structured Finance	226	16,693	184	20,503

Overall loan portfolio	1,117	$8,440	699	$13,488

The scheduled maturities of our commercial loan portfolio by loan type as of June 30, 2008, were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Scheduled maturities by loan type:
Senior secured loans(1)	$754,179	$4,482,864	$238,457	$5,475,500
First mortgage loans(1)	1,088,291	1,528,516	104,007	2,720,814
Subordinate loans	50,958	562,795	617,818	1,231,571

Total	$1,893,428	$6,574,175	$960,282	$9,427,885

(1)	Includes Term B loans.

The dollar amounts of all fixed-rate and adjustable-rate commercial loans by loan type as of June 30, 2008, were as follows:

	Adjustable	Fixed
	Rates	Rates	Total
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured loans(1)	$5,441,810	$33,690	$5,475,500
First mortgage loans(1)	2,431,415	289,399	2,720,814
Subordinate loans	1,091,082	140,489	1,231,571

Total	$8,964,307	$463,578	$9,427,885

Percentage of total loan portfolio	95%	5%	100%

(1)	Includes Term B loans.

As of June 30, 2008, our Corporate Finance, Healthcare and Specialty Finance and Structured Finance businesses had commitments to lend up to an additional $0.5 billion, $1.9 billion and $1.9 billion, respectively, to 128, 242 and 158 existing clients, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements.

Credit Quality and Allowance for Loan Losses

As of June 30, 2008 and December 31, 2007, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans in our commercial finance portfolio were as follows:

	June 30,	December 31,
Commercial Loan Asset Classification	2008	2007
	($ in thousands)

Loans 60 or more days contractually delinquent	$109,075	$74,298
Non-accrual loans(1)	207,253	170,522
Impaired loans(2)	509,298	318,945
Less: loans in multiple categories	(288,910)	(226,021)

Total	$536,716	$337,744

Total as a percentage of total loans	5.69%	3.42%

(1)	Includes commercial loans with aggregate principal balances of $58.3 million and $55.5 million as of June 30, 2008 and December 31, 2007, respectively, which were also classified as loans 60 or more days contractually delinquent. Includes non-performing loans classified as held for sale that have an aggregate principal balance of $14.9 million as of June 30, 2008. As December 31, 2007, there were no non performing loans classified as held for sale.

(2)	Includes commercial loans with aggregate principal balances of $81.7 million and $55.5 million as of June 30, 2008 and December 31, 2007, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with aggregate principal balances of $192.4 million and $170.5 million as of June 30, 2008 and December 31, 2007, respectively, which were also classified as loans on non-accrual status. The carrying values of impaired commercial loans were $502.1 million and $311.6 million as of June 30, 2008 and December 31, 2007, respectively, prior to the application of allocated reserves.

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

During the three and six months ended June 30, 2008, commercial loans with an aggregate carrying value of $28.3 million and $88.5 million, respectively, as of their respective restructuring date, were involved in troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings occurred. As of June 30, 2008, commercial loans with an aggregate carrying value of $321.5 million were involved in troubled debt restructurings. Additionally, under SFAS No. 114, loans involved in troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $21.4 million as of June 30, 2008. For the year ended December 31, 2007, commercial loans with an aggregate carrying value of $235.5 million as of their respective restructuring date, were involved in troubled debt restructurings. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $23.1 million as of December 31, 2007.

Middle market lending involves credit risks that we believe will result in further credit losses in our portfolio. We have provided an allowance for loan losses to cover estimated losses inherent in our commercial loan portfolio. Our allowance for loan losses was $141.1 million and $138.9 million as of June 30, 2008 and December 31, 2007, respectively. These amounts equate to 1.50% and 1.41% of gross loans as of June 30, 2008 and December 31, 2007, respectively. Of our total allowance for loan losses as of June 30, 2008 and December 31, 2007, $29.3 million and $27.4 million, respectively, were allocated to impaired loans. As of June 30, 2008 and December 31, 2007, we had $365.9 million and $199.2 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal and interest amounts due. During the six months ended June 30, 2008 and 2007, we charged off loans totaling $28.5 million and $23.7 million, respectively. Net charge offs as a percentage of average loans were 0.58% and 0.57% for the six months ended June 30, 2008 and 2007, respectively.

Investments

We have made investments in our clients in connection with our loans. These investments usually comprise equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants, but sometimes are in the form of subordinated debt if that is the form in which the equity sponsor makes its investment.

As of June 30, 2008 and December 31, 2007, the carrying values of our investments in our Commercial Finance segment were $287.6 million and $227.1 million, respectively. Included in these balances were investments carried at fair value totaling $59.3 million and $17.8 million, respectively.

Healthcare Net Lease Segment

Direct Real Estate Investments

We acquire real estate for long-term investment purposes. These real estate investments are generally long-term care facilities leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of June 30, 2008 and December 31, 2007, we had $1.0 billion in direct real estate investments, which consisted primarily of land and buildings.

Residential Mortgage Investment Segment

Portfolio Composition

We invest directly in residential mortgage investments and as of June 30, 2008 and December 31, 2007, our portfolio of residential mortgage investments was as follows:

	June 30,	December 31,
	2008	2007
	($ in thousands)

Mortgage-related receivables(1)	$1,907,229	$2,041,917
Residential mortgage-backed securities:
Agency(2)	1,606,475	4,060,605
Non-Agency(2)	2,322	4,632

Total	$3,516,026	$6,107,154

(1)	Represents secured receivables that are backed by adjustable-rate residential prime mortgage loans.

(2)	See following paragraph for a description of these securities.

We invest in RMBS, which are securities collateralized by residential mortgage loans. Agency MBS include mortgage-backed securities issued and guaranteed by Fannie Mae or Freddie Mac. We also have invested in Non-Agency MBS, which are RMBS issued by non-government sponsored entities that are credit-enhanced through the use of subordination or in other ways. Substantially all of our RMBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying consolidated balance sheets. The coupons on the loans underlying RMBS are fixed for stipulated periods of time and then reset annually thereafter. The weighted average net coupon of Agency MBS in our portfolio was 5.02% as of June 30, 2008, and the weighted average reset date for the portfolio was approximately 29 months. The weighted average net coupon of Non-Agency

MBS in our portfolio was 5.5% as of June 30, 2008. The fair values of our Agency MBS and Non-Agency MBS were $1.6 billion and $2.3 million, respectively, as of June 30, 2008.

As of June 30, 2008, we had $1.9 billion in mortgage-related receivables secured by prime residential mortgage loans. As of June 30, 2008, the weighted average interest rate on these receivables was 5.37%, and the weighted average contractual maturity was approximately 27 years. See further discussion on our accounting treatment of mortgage-related receivables in Note 4, Mortgage-Related Receivables and Related Owner Trust Securitizations, in our accompanying consolidated financial statements for the six months ended June 30, 2008.

During the six months ended June 30, 2008, we also saw decreases in the carrying value of certain of our residential mortgage investments, representing a decline of approximately 1.3% in the value of the portfolio, as the market dislocation impacted the pricing relationship between mortgage assets (including Agency MBS that we own) and low risk fixed income securities. During the three months ended June 30, 2008, conditions in the residential mortgage market improved and significantly stabilized from the first quarter. Since June 30, 2008, some volatility has returned to the market due to the implied credit of Fannie Mae and Freddie Mac. To reduce our exposure to this market volatility, during the six months ended June 30, 2008, we sold Agency MBS with a face value of $2.1 billion. We do not anticipate further sales of Agency MBS in 2008 but, as a result of the establishment of CapitalSource Bank in our taxable REIT subsidiary, during the remainder of 2008, we expect to acquire a significant amount of additional residential mortgage or other REIT-eligible assets to continue to further facilitate compliance with REIT requirements and optimize our REIT structure. Our investment strategy explicitly contemplates the potential for upward and downward shifts in the carrying value of the portfolio, including shifts of the magnitude that we saw during 2007.

Credit Quality and Allowance for Loan Losses

As of June 30, 2008 and December 31, 2007, mortgage-related receivables, whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure and foreclosed were as follows:

	June 30,		December 31,
	2008		2007
	($ in thousands)

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure(1)	$34,227		$14,751
Percentage of mortgage-related receivables	1.80	%(2)	0.72	%(2)

(1)	Mortgage loans 90 or more days pass due are also placed on non-accrual status.

(2)	By comparison, in their June 2008 Monthly Summary Reports (reflecting up to May 2008 performance), Fannie Mae and Freddie Mac reported single-family delinquency (“SDQ”) rates of 1.30% and 0.97%, respectively. The SDQ rates are based on loans 90 days or more delinquent or in foreclosure as of period end and in addition, the SDQ rate from Freddie Mac includes loans underlying their structured transactions. The comparable May 2008 statistic for mortgage-related receivables was 1.85%.

During the three and six months ended June 30, 2008, total foreclosed assets increased by $1.9 million and $3.1 million, respectively. As of June 30, 2008 and December 31, 2007, the carrying value of the foreclosed assets were $5.9 million and $2.8 million, respectively, net of recoveries.

In connection with recognized mortgage-related receivables, we recorded provisions for loan losses of $4.2 million and $6.9 million, respectively, for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, no provision for loan losses were recorded. During the three and six months ended June 30, 2008, we charged off $0.9 million and $1.8 million, respectively, net of recoveries, of these mortgage-related receivables. No such amounts were charged off during the three and six months ended June 30, 2007. The allowance for loan losses was $5.9 million and $0.8 million as of June 30, 2008 and December 31, 2007, respectively, and was recorded on our accompanying consolidated balance sheets as a reduction to the carrying value of mortgage-related receivables.

Financing

We have financed our investments in Agency MBS primarily through repurchase agreements. As of June 30, 2008 and December 31, 2007, our outstanding repurchase agreements used to finance Agency MBS totaled $1.5 billion and $3.9 billion, respectively. As of June 30, 2008, repurchase agreements used to finance Agency MBS that we executed had maturities of between 9 days and 7.5 months and a weighted average borrowing rate of 3.10%.

Our investments in residential mortgage-related receivables were financed primarily through debt issued in connection with two securitization transactions. As of June 30, 2008, the total outstanding balance of these debt obligations was $1.9 billion. The interest rates on all classes of the notes within each securitization are fixed for various periods of time and then reset annually thereafter, with a weighted average interest rate of 4.94% as of June 30, 2008. The notes within each securitization are expected to mature at various dates through 2036.

The interest rates on our repurchase agreements, securitization-based debt and other financings may change at different times and in different magnitudes than the interest rates earned on our residential mortgage investments. See Market Risk Management below for a discussion of our interest rate risk management program related to our residential mortgage investment portfolio.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, which include funding our existing commercial loan and investment commitments, repaying borrowings, making new investments, paying dividends and other general business purposes. We believe our sources of financing will be sufficient to meet our short-term liquidity needs.

We intend to separately manage the liquidity of CapitalSource Bank and other CapitalSource entities. In the first three years of operations, CapitalSource Bank will be prohibited from paying dividends to CapitalSource entities without approval of the CapitalSource Bank’s primary regulators. CapitalSource Bank will utilize retail deposits as its primary source of liquidity. Other sources of liquidity expected to be available to CapitalSource Bank include a portfolio of cash equivalents and liquid securities, borrowings from the Federal Home Loan Banks of San Francisco of which CapitalSource Bank is a member, borrowings from the Federal Reserve, reverse repurchase transactions, and cash flow from its operations and assets. CapitalSource Bank’s primary uses of liquidity will be to fund new commercial loans originated by CapitalSource Bank, additional commitments on its existing commercial loans and investment securities. Pursuant to agreements with CapitalSource Bank’s regulators, CapitalSource Inc. and two of our wholly owned subsidiaries must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well capitalized” under the relevant banking regulations and CapitalSource Inc. and CapitalSource Finance LLC, one of our wholly owned subsidiaries, have provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank.

We intend to continue to manage a portfolio of loans outside of CapitalSource Bank and may continue to fund and originate a smaller percentage of new commercial loans outside of CapitalSource Bank. As a result, we intend to maintain additional sources of liquidity to fund our operations outside of CapitalSource Bank. Sources of liquidity outside of CapitalSource Bank will include cash flows from operations outside of CapitalSource Bank, repayments of principal under the loans we make to our customers outside of CapitalSource Bank, borrowings under our repurchase agreements and credit facilities, issuance of debt securities (including term debt, subordinated debt and convertible debt), issuances of equity (including, at our option, through our Dividend Reinvestment and Stock Purchase Plan (the “DRIP”)), asset sales and other sources. We do not intend to accept direct purchase or waiver investments pursuant to the DRIP program during the remainder of the third quarter of 2008.

As of June 30, 2008, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $1.3 billion. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. We expect that our commercial loan commitments outside of CapitalSource Bank will continue to exceed our available funds for the foreseeable future. Our obligation to fund unfunded commitments is generally based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet specified preconditions to borrowing. In some cases, our unfunded commitments do not require additional collateral to be provided by a borrower as a prerequisite to future fundings by us or additional funding under these commitments is at our discretion. We believe that we have sufficient funding capacity and other sources of liquidity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity or other sources of liquidity to satisfy our commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

We determine our long-term liquidity and capital resource requirements by analyzing expected changes in the balance of our portfolio and other assets, expected changes in the balance of our liabilities, net cash flows from operations and other requirements. Additionally, as a REIT, our liquidity needs may need to be funded by external sources of capital due to the requirement to distribute at least 90% of our REIT taxable income to our shareholders. We are not required to distribute the taxable income related to our TRSs and, therefore, have the flexibility to retain these earnings. While we are a REIT, we intend to pay dividends equal to at least 90% of our REIT taxable income.

We may cause our TRSs to pay dividends to us to increase our REIT taxable income, subject to the REIT gross income limitations and regulatory limitations on dividends payable by CapitalSource Bank. If we are limited in the amount of dividends we can receive from our TRSs, we intend to use other sources of cash to fund dividend payments while we are a REIT.

As of June 30, 2008, we have sold Agency MBS with a face value of $2.1 billion. As discussed below, we have funded and expect to continue to fund the remaining portfolio of residential mortgage investments primarily through repurchase agreements, credit facilities and term debt using leverage consistent with industry standards for these assets.

We anticipate that we will need to raise additional capital from time to time to support our business. Although we currently do not expect to, we may raise equity in the future and, assuming the current dislocation in the credit markets improves, we may to continue to access the debt markets for funding and to continue to explore additional sources of financing. We expect these financings could include additional secured and unsecured credit facilities, secured and unsecured term debt, subordinated debt, repurchase agreements, equity-related securities such as convertible debt and/or other financing sources, although we intend to seek to fund our business more through unsecured debt relative to secured debt to the extent available on attractive terms. We cannot assure you, however, that we will have access to any of these funding sources in the future.

The proceeds from the proposed initial public offering of CapitalSource Healthcare REIT would be an additional source of liquidity for us. We hope to raise approximately $300 million of gross proceeds, before underwriting discounts and commissions, from that initial public offering which we intend to use to repay indebtedness and for general corporate purposes.

Cash and Cash Equivalents

As of June 30, 2008 and December 31, 2007, we had $169.7 million and $178.7 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments.

We had $429.0 million and $513.8 million of restricted cash as of June 30, 2008 and December 31, 2007, respectively. The restricted cash primarily represents both principal and interest collections on loans collateralizing our term debt and on loans pledged to our credit facilities. We also have restricted cash representing other items such as client holdbacks, escrows and securities pledged as collateral to secure our repurchase agreements and related derivatives. Principal repayments, interest rate swap payments, interest payable and servicing fees are deducted from the monthly principal and interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Sources and Uses of Cash

For the six months ended June 30, 2008 and 2007, we generated (used) cash from operations of $2.8 billion and $(809.2) million, respectively. Included within these amounts are cash inflows related to the sale of Agency MBS that are classified as trading investments.

Cash from our financing activities is generated from proceeds from our issuances of equity, borrowings on our repurchase agreements, credit facilities and term debt and from our issuances of convertible debt and subordinated debt. Our financing activities primarily use cash to repay term debt borrowings, repurchase agreements and to pay cash dividends. For the six months ended June 30, 2008 and 2007, we (used) generated cash flow from financing activities of $(3.4) billion and $1.7 billion, respectively.

Investing activities primarily relate to loan origination and repayments, sales of residential mortgage investments, primarily mortgage-related receivables, and acquisitions of investments. For the six months ended June 30, 2008 and 2007, we generated (used) cash in investing activities of $555.9 million and $(1.0) billion, respectively.

Deposits

We completed the formation of CapitalSource Bank on July 25, 2008, which included the assumption of approximately $5.2 billion in deposits from FIL. Deposits gathered through its 22 retail bank branches are the primary source of funding for CapitalSource Bank. While we expect CapitalSource Bank to have other sources of liquidity in the form of cash, cash equivalents, liquid securities, borrowings from the Federal Home Loan Banks of San Francisco of which CapitalSource Bank is a member, borrowings from the Federal Reserve, reverse repurchase transactions and cash flow from its operations and assets, we expect to raise additional deposits through CapitalSource Bank’s retail branches. We intend to fund a majority of our commercial loans through CapitalSource Bank in the future.

Borrowings

As of June 30, 2008 and December 31, 2007, we had outstanding borrowings totaling $11.5 billion and $15.0 billion, respectively. Borrowings under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt have supported our business. For a detailed discussion of our borrowings, see Note 10, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2007, included in our Form 10-K and Note 10, Borrowings, in our accompanying consolidated financial statements for the three and six months ended June 30, 2008.

Our overall debt strategy emphasizes diverse sources of financing, including both secured and unsecured financings. As of June 30, 2008, approximately 84.2% of our debt was collateralized by our loans, equity investments, direct real estate investments and residential mortgage investments and approximately 15.8% was unsecured. On July 25, 2008, five of our wholly owned subsidiaries sold approximately $2.1 billion of commercial loans to CapitalSource Bank. Approximately, $1.6 billion of the proceeds of this sale was utilized to repay secured debt. We expect the percentage of our total funding from deposits and unsecured debt to increase to the extent available on attractive terms and the percentage of our funding from secured debt to decrease over time.

Standard and Poor’s and Fitch Ratings each currently rate our senior unsecured obligations BBB-. We intend to issue additional unsecured debt over time to fund our operations outside of CapitalSource Bank to the extent available on attractive terms.

We have seen and continue to see negative effects from the disruption in the form of a higher cost of funds on our borrowings as measured by a spread to one-month LIBOR. We also have experienced and expect to continue to experience greater difficulty and higher cost in securing term debt for our loans outside of CapitalSource Bank. We have seen higher borrowing costs, lower advance rates and other less advantageous terms on our secured credit facilities that we have renewed in 2008.

Repurchase Agreements

As of June 30, 2008, we had 11 master repurchase agreements with various financial institutions to finance the purchases of RMBS. The terms of our borrowings pursuant to these repurchase agreements typically reset every 30 days. During 2007, we negotiated longer terms for some of these repurchase agreements with several counterparties and, as of June 30, 2008, approximately 61% of the borrowings outstanding under these repurchase agreements had maturities ranging from July 30, 2008 to February 10, 2009. Agency MBS and short term liquid investments collateralize these repurchase agreements as of June 30, 2008. Substantially all of these repurchase agreements and related derivative instruments require us to deposit additional collateral if the market value of existing collateral declines below specified margin requirements, which may require us to sell assets to reduce our borrowings.

Credit Facilities

Our committed credit facility amounts were $4.1 billion and $5.6 billion as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, we had seven credit facilities, six secured and one unsecured, with a total of 23 financial institutions. Interest on our credit facility borrowings is charged at variable rates that may be based on one or more of one-month LIBOR, one-month EURIBOR, or the applicable CP rate. We use these facilities to fund our assets outside of CapitalSource Bank and for general corporate purposes. To date, many of our assets have been held, or warehoused, in our secured credit facilities until we complete a term debt transaction in which we securitize a pool of our assets from these facilities. We primarily use the proceeds from our term debt transactions to pay down our credit facilities, which results in increased capacity to redraw on them as needed.

In April and May 2008, we renewed and amended five of our secured credit facilities, which were scheduled to mature or renew in 2008. Due to our expectation that a substantial majority of our loan originations will occur in CapitalSource Bank, in July 2008, we voluntarily reduced the commitment amount on our CS Funding VII facility by $600 million. In conjunction with the sale of loans to CapitalSource Bank by five of our wholly owned subsidiaries, certain of our credit facility and term debt borrowings and commitments were reduced. After giving effect to these transactions, as of July 31, 2008, our credit facilities’ commitments, principal amounts outstanding, interest rates and maturity dates were as follows:

			Principal		Interest	Maturity
	Commitment		Outstanding		Rate(1)	Date
	($ in thousands)

Secured Credit Facilities:
CS Funding III	$150,000		$—		LIBOR + 2.00%	April 29, 2009
CS Funding VII	400,000	(2)	170,000		CP + 2.25%	March 31, 2009
CS Funding VIII	50,388		50,388		CP + 0.75%	July 19, 2010
CSE QRS Funding I	815,000	(2)	—		CP/LIBOR + 2.00%	April 24, 2009
CSE QRS Funding II	380,000	(2)	22,000		CP + 2.25%	March 31, 2009
CS Europe(3)	390,075		195,048		EURIBOR + 1.00%(4)	September 30, 2010

Total Secured Credit Facilities	2,185,463		437,436	(5)
Unsecured Credit Facilities:
CS Inc.	1,070,000		769,739		LIBOR + 3.0%(6)	March 13, 2010

Total credit facilities	$3,255,463		$1,207,175

(1)	As of July 31, 2008, the one-month LIBOR was 2.46%; the one-month EURIBOR was 4.48%; the CP rate for CS Funding VIII was 2.71%; and the blended CP/LIBOR rate for CSE QRS Funding I was 2.43%; the CP rates for CS Funding VII were 2.67%; the CP rates for CSE QRS Funding II were 2.66%.

(2)	Upon termination of the revolving period, there is an amortization period of up to one year.

(3)	CS Europe is a €250 million facility and the amounts presented were translated to United States Dollars (“USD”) using the spot rate as of June 30, 2008.

(4)	Borrowings in Euro or British Pounds Sterling (“GBP”) are at EURIBOR or GBP LIBOR + 1.00%, respectively, and borrowings in USD are at LIBOR + 1.00%.

(5)	The aggregate outstanding collateral balance pledged to our secured credit facilities as of July 31, 2008 was $1.2 billion.

(6)	LIBOR + 3.0% or at an alternative base rate, which is the greater of the prime rate for USD borrowings or the Federal Funds Rate + 1.50%, or for foreign currency borrowings, at the prevailing EURIBOR + 3.0% or GBP LIBOR +3.0%.

We expect to continue to review our borrowings and commitment levels under our credit facilities and opportunities to reduce any amounts of commitments that are determined to be surplus to our needs.

Term Debt

For our Commercial Finance segment, we have raised capital by securitizing pools of assets from our portfolio in permanent, on-balance-sheet term debt securitizations. Subsequent to June 30, 2008, we repaid approximately $862 million of our term debt securitizations in connection with the sale of loans to CapitalSource Bank by five of our wholly owned subsidiaries. As of July 31, 2008, the outstanding balance of our term debt securitizations was $4.6 billion.

Owner Trust Term Debt

Within our Residential Mortgage Investment segment, we own beneficial interests in securitization trusts (the “Owner Trusts”), which, in 2006, issued $2.4 billion in senior notes and $105.6 million in subordinated notes backed by $2.5 billion of a diversified pool of adjustable rate commercial loans. As of June 30, 2008, the outstanding balance of our Owner Trust term debt was $1.8 billion.

Convertible Debt

We have raised capital through the issuance of convertible debt. As of June 30, 2008, the outstanding balance of our convertible debt was $741.5 million.

Subordinated Debt

We have raised junior subordinated capital through the issuance of trust preferred securities. As of June 30, 2008, the outstanding balance of our subordinated debt was $494.2 million.

In June 2008, we purchased $81.8 million of preferred securities from various series at a discount from liquidation value. We extinguished $38.7 million of the related debt and realized a pre-tax gain of $14.3 million during the second quarter. During the third quarter, we expect to extinguish the remaining $45.7 million of debt related to these June purchases, and expect to recognize a gain on the extinguishment of approximately $14 million during the third quarter of 2008.

Mortgage Debt

For our Healthcare Net Lease segment, we use mortgage loans to finance certain of our direct real estate investments. As of June 30, 2008, the outstanding balance of our mortgage debt was $333.0 million.

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

Equity

We offer a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three and six months ended June 30, 2008, we received $50.0 million and $198.2 million, respectively, related to the direct purchase of 3.3 million and 15.4 million shares of our common stock pursuant to the DRIP, respectively. During the three and six months ended June 30, 2007, we received $60.4 million and $186.7 million, respectively, related to the direct purchase of 2.4 million and 7.5 million shares of our common stock pursuant to the DRIP, respectively. In addition, we received proceeds of $14.7 million and $35.8 million related to cash dividends reinvested in 1.4 million and 3.4 million shares of our common stock during the three and six months ended June 30, 2008, respectively. We received proceeds of $21.7 million and $29.5 million related to the cash dividends reinvested for 0.9 million and 1.2 million shares of our common stock, respectively, during the three and six months ended June 30, 2007, respectively. We do not intend to accept direct purchase or waiver investments pursuant to the DRIP program during the remainder of the third quarter of 2008.

In June 2008, we sold 34.5 million shares of our common stock in an underwritten public offering at a price of $11.00 per share, including the 4.5 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of $365.8 million, which were used to repay borrowings under our secured credit facilities.

Commitments, Guarantees & Contingencies

As of June 30, 2008 and December 31, 2007, we had unfunded commitments to extend credit to our clients of $4.3 billion and $4.7 billion, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. We expect that our commercial loan commitments outside of CapitalSource Bank will continue to exceed our available funds for the foreseeable future. Our obligation to fund unfunded commitments is generally based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet specified preconditions to borrowing. In some cases, our unfunded commitments do not require additional collateral to be provided by a borrower as a prerequisite to future fundings by us or additional funding under these commitments is at our discretion. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create lender liability and breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business. We currently believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments.

As of June 30, 2008, we had issued $175.7 million in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. For further information on these contingencies is included in Note 16, Commitments and Contingencies, in our accompanying consolidated financial statements for the six months ended June 30, 2008.

As of June 30, 2008, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. For reasons further discussed in Note 16, Commitments and Contingencies, in our accompanying consolidated financial statements for the six months ended June 30, 2008, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheets as of June 30, 2008.

We had provided a financial guarantee to a third-party warehouse lender that financed the purchase of approximately $344 million of commercial loans by a SPE to which one of our other wholly owned indirect subsidiaries provided advisory services in connection with such purchases of commercial loans. We had provided the warehouse lender with a limited guarantee under which we agreed to assume a portion of net losses realized in connection with those loans held by the SPE up to a specific loss limit. In May 2008, we paid the third-party warehouse lender $13.3 million in full settlement of this guarantee in connection with our consolidation of the SPE.

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

Concentrations of Credit Risk

In our normal course of business, we engage in commercial finance and leasing activities with clients primarily throughout the United States. As of June 30, 2008, the single largest industry concentration was skilled nursing, which made up approximately 15.2% of our commercial loan portfolio. As of June 30, 2008, the largest geographical concentration was Florida, which made up approximately 14.5% of our commercial loan portfolio. As of June 30, 2008, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 99% of the investments. As of June 30, 2008, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 33% of the investments.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from all counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net”. As of June 30, 2008 and December 31, 2007, the gross positive fair values of our derivative financial instruments were $38.6 million and $82.9 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $31.8 million and $58.0 million as of June 30, 2008 and December 31, 2007, respectively. We held a $1.2 million of collateral against a net exposure of $0.9 million as of June 30, 2008. Accordingly, our net exposure to derivative counterparty credit risks as of June 30, 2008 and December 31, 2007, was $5.9 million and $24.9 million, respectively.

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

The primary market risk to which we are exposed is interest rate risk, which is inherent in the financial instruments associated with our operations, primarily including our loans, residential mortgage investments and borrowings. Our traditional loan products are non-trading positions and are reported at amortized cost. Additionally, debt obligations that we incur to fund our business operations are recorded at historical cost. While GAAP requires a historical cost view of such assets and liabilities, these positions are still subject to changes in economic values based on varying market conditions. Interest rate risk is the effect of changes in the economic value of our loans, and our other interest rate sensitive instruments and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk through the use of various types of derivative instruments. For a detailed discussion of our derivatives, see Note 17, Derivative Instruments, in our accompanying consolidated financial statements for the six months ended June 30, 2008.

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

The estimated (decreases) increases in net interest income for a 12-month segments based on changes in the interest rates applied to the combined portfolios of our Commercial Finance and Healthcare Net Lease segments as of June 30, 2008, were as follows:

Estimated (Decrease)
Increase in
Rate Change	Net Interest Income
(Basis Points)	Over 12 Months
($ in thousands)

−100	$22,560
−50	10,680
+ 50	(9,360)
+ 100	(15,600)

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed a 75% advance rate on our variable rate borrowings.

Approximately 41% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of June 30, 2008. The loans with interest rate floors as of June 30, 2008, were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Exceeding the interest rate floor	$551,253	6%
At the interest rate floor	47,368	1
Below the interest rate floor	3,254,347	34
Loans with no interest rate floor	5,574,917	59

Total	$9,427,885	100%

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

The estimated changes in fair value based on changes in interest rates applied to our residential mortgage investment portfolio as of June 30, 2008, were as follows:

	Estimated (Decrease)
Rate Change	Increase	Percentage of Total
(Basis Points)	in Fair Value	Segment Assets
	($ in thousands)

−100	$(496)	(0.013)%
−50	149	0.004
+ 50	(368)	(0.010)
+ 100	(465)	(0.013)

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

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our accompanying consolidated financial statements for the six months ended June 30, 2008, and our critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates. Our critical accounting estimates are described in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2007. The following are new critical accounting policies during the six months ended June 30, 2008.

Fair Value Measurements

A portion of our assets are accounted for at fair value both on a recurring and nonrecurring basis. Specifically, investments in debt securities that are classified as trading, as well as derivative instruments are periodically adjusted to fair value through earnings. Investments in debt and equity securities that are classified as available-for-

sale are adjusted to fair value through accumulated other comprehensive income, while loans held for sale are recorded at the lower of carrying value or fair value. Additionally, the fair value of equity investments is estimated for purposes of assessing and measuring such assets for impairment purposes while we use the fair value of collateral method to assess fair value for certain of our commercial loans for purposes of establishing a specific reserve against those assets.

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

As of June 30, 2008, of the financial assets carried at fair value, $1.7 billion (11.13% of total assets) were classified as Level 1 or 2 while $163.7 million (1.10% of total assets) were classified as Level 3. From a liability perspective, $180.5 million (1.53% of total liabilities) were classified as Level 1 or Level 2 while no liabilities were classified as Level 3.

For our Level 3 assets, none of the associated unrealized gains/losses had a significant effect on our results of operations including impacts on liquidity, capital adequacy or other measures. Additionally, we did not experience any material declines in the market values of any of our financial instruments carried at fair value using Level 3 measurements during the three and six months ended June 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for a detailed discussion of our derivatives, see Note 17, Derivative Instruments, in our accompanying consolidated financial statements for the three and six months ended June 30, 2008. and Note 21, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2007 included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our securities could decline. As a result, you should consider all of the following risks, together with all of the other Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008 (the “Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 12, 2008 and the other information in this Quarterly Report on Form 10-Q, the Form 10-K and our future filings with the SEC before deciding to invest in our securities.

Overview

On July 25, 2008, we completed the acquisition of approximately $5.2 billion of retail deposits and 22 retail banking branches from Fremont Investment & Loan (“FIL”) and commenced operations of CapitalSource Bank, a new wholly owned subsidiary of CapitalSource (“CapitalSource Bank”). We also acquired certain systems and other infrastructure necessary for the operation of the retail branch network, $3.3 billion in cash and short-term investments and the “A” Participation Interest in a pool of commercial real estate loans (the “Participation Interest”), (which Participation Interest had an outstanding principal balance of approximately $1.9 billion as of July 25, 2008). The Participation Interest was acquired at a 3% discount to its net book value. The cash purchase price of this acquisition was approximately $162 million. We did not acquire FIL, any contingent liabilities or any business operations except FIL’s retail branch network. We intend to fund a majority of our commercial loans through CapitalSource Bank in the future.

On July 25, 2008, CapitalSource Bank also purchased approximately $2.1 billion in commercial loans from five of our wholly owned subsidiaries. We used the loan sale proceeds to reduce our credit facility borrowings and certain securitizations by approximately $1.6 billion. We used the remaining approximately $500 million as a portion of the initial CapitalSource Bank capitalization of $921 million.

We received approval from the Federal Deposit Insurance Corporation and the California Department of Financial Institutions to consummate these transactions, in each case subject to the conditions set forth in their respective regulatory approvals. These conditions include, among others, requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15% and an adequate allowance for loan and lease losses and, like many other de novo banks, not pay any dividends for its first three years of operations without prior approval of its regulators.

We and our wholly owned subsidiaries, CapitalSource TRS Inc. (“TRS”) and CapitalSource Finance LLC (“CSF” and together with CapitalSource and TRS, the “Parent Companies”), and CapitalSource Bank entered into a Capital Maintenance and Liquidity Agreement (“CMLA”) with the Federal Deposit Insurance Corporation (“FDIC”) requiring the Parent Companies to maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15%, to maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well capitalized” under the relevant banking regulations, and for CapitalSource and CSF to provide a $150 million unsecured revolving credit facility that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. The Parent Companies and CapitalSource Bank also entered into a Parent Company Agreement (“Parent Agreement”) with the FDIC requiring the Parent Companies to maintain the capital levels of CapitalSource Bank at the levels required in the CMLA, and providing the Parent Companies’ consent to examination by the FDIC in order for the FDIC to monitor compliance with the laws and regulations applicable to CapitalSource and its affiliates.

Risk Factors

We may fail to realize all of the anticipated benefits of the acquisition.

We believe that the acquisition will result in significant benefits to us. Achieving the benefits of the acquisition will depend in part on integrating the acquired assets and assumed liabilities and personnel hired by us in a timely and efficient manner to minimize the risk that the acquisition will result in the loss of deposit customers or key employees or the diversion of management’s attention from other important issues. We will need to overcome significant issues to realize any benefits or synergies from the acquisition, including that we do not have experience operating in closely regulated markets. Furthermore, the headquarters of CapitalSource Bank will be located in southern California, while our main headquarters are located in Chevy Chase, Maryland. There are currently no plans to combine or relocate these offices. For the acquisition to be successful, we will have to successfully integrate

CapitalSource Bank’s products, services, personnel and operations with the rest of our products, services, personnel and operations. This integration will involve considerable execution risk and may or may not be successful. As a condition to approval of the acquisition, applicable bank regulatory authorities have imposed requirements and limitations that could negatively affect the way we conduct CapitalSource Bank’s and the rest of our business and, therefore, could cause us to fail to realize the expected benefits of the transaction. Further, the attention and effort devoted to the formation, organization, integration and operation of CapitalSource Bank may divert management’s attention from other important issues. We cannot offer any assurances that we can successfully integrate or realize any of the acquisition’s anticipated benefits.

We may fail to maintain or raise additional deposits at CapitalSource Bank.

While we expect to maintain and continue to raise deposits at CapitalSource Bank, there is no assurance that we will be able to do so successfully. Given the relatively short average maturity of CapitalSource Bank’s deposits compared to the maturity of its loan assets, the inability of CapitalSource Bank to raise or maintain deposits could compromise our ability to originate and own assets at CapitalSource Bank, impair its liquidity and threaten the solvency of CapitalSource Bank and the rest of CapitalSource.

The Participation Interest may not pay down to the extent necessary to avoid losses for the new bank.

The holder of the Participation Interest is entitled to receive 70% of principal payments received with respect to the loans underlying the Participation Interest. Certain of the loans underlying the Participation Interest may be in default from time to time. Given current economic conditions affecting the commercial and residential real estate markets, it is possible that the level of defaults, and the level of losses associated with such defaults, could increase. To the extent losses on the underlying loans significantly exceed expectations, the amount of principal available for distribution to the holder of the Participation Interest could be reduced to a level which would cause the holder of the Participation Interest to experience credit losses. A number of factors could contribute to losses on the loans underlying the Participation Interest. For example, if a commercial real estate borrower defaults on a loan but does not have sufficient assets to satisfy the loan, a loss of principal or interest may result. Additionally, in the event of a borrower bankruptcy, recourse to the assets of the borrower may be limited, or the assets of the borrower may not be sufficient to satisfy the borrower’s obligations under the loan. Furthermore, the loan portfolio underlying the Participation Interest includes loans made to developers to construct prospective projects. The primary risks to the owner of construction loans are the potential for cost over-runs, the developer’s failing to meet a project delivery schedule and the inability of a borrower to sell or refinance the project at completion and repay the loan. There could be losses on a loan if the borrower is unable to sell the project or refinance the loan. If losses reach levels in excess of the credit-enhancement features of the Participation Interest, CapitalSource Bank could experience losses which will adversely impact our financial results. Although the holder of the Participation Interest has no obligation to make any further advances with respect to the loans underlying the Participation Interest, the failure of the lender with respect to the underlying loans to meet its funding obligations could also contribute to losses on the loans underlying the Participation Interest.

Compliance with applicable regulations could be more costly than expected and could negatively impact our business.

CapitalSource Bank is a California-chartered industrial bank and, as such, subject to the supervision and regulation by the Department of Financial Institutions of the State of California (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”), both of which will examine CapitalSource Bank on a regular basis. Although we and our subsidiaries other than CapitalSource Bank will not be directly regulated or supervised by the DFI, the FDIC, or any other bank regulatory authority, we and such other subsidiaries will be subject to regulatory oversight with respect to guidelines concerning our and their relationship with CapitalSource Bank, transactions between us or them and CapitalSource Bank and other areas if required by the regulators. Regulatory approval was conditioned on CapitalSource and two of our wholly owned subsidiaries other than CapitalSource Bank entering into a satisfactory supervisory agreement with the regulators our consenting to examination by the FDIC in order for the FDIC to monitor compliance with the laws and regulations applicable to CapitalSource Bank and its affiliates. Banks are subject to extensive regulation of their activities and investments, their capitalization, their risk management policies and procedures, and their relationships with affiliated companies. Compliance with applicable regulations could be more costly than expected and could negatively impact our business and operations.

California Law

The industrial banking business to be conducted by CapitalSource Bank is governed by the California Financial Code (“Financial Code”), and the rules and regulations of the Commissioner of the DFI. All California state statutory and regulatory references to banks or commercial banks apply equally to California-chartered industrial banks. A California-chartered industrial bank may offer all loan and credit programs and deposit accounts that commercial banks may offer, with the significant exception that industrial banks are not authorized to offer certain demand deposit accounts.

Federal Law

CapitalSource Bank’s deposits are insured by the FDIC to the full extent permitted by law and the FDIC is the primary Federal regulator of CapitalSource Bank. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. The approval of the FDIC is required prior to any merger, consolidation or change in control or the establishment or relocation of any branch office of CapitalSource Bank.

Safety and Soundness Standards

As required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) as amended, the federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems, and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees, and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish allowances that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and CapitalSource Bank’s board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. CapitalSource Bank will have to comply with all of these requirements, and may be required to incur significant costs to establish and maintain a successful compliance program.

Federal regulations require banks to maintain adequate allowances for loan losses. Compliance with these requirements may require us to alter the manner in which we evaluate and manage the loans owned or originated by CapitalSource Bank. Any alterations of this nature may be disruptive to our lending business and portfolio management operations.

Federal and state banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Under applicable law, CapitalSource Bank may be placed into receivership by the DFI or the FDIC for a number of reasons, including its insolvency, operation in an unsafe and unsound condition, a substantial dissipation of assets or earnings due to any violation of any statute or regulation or any unsafe or unsound practice, or the willful violation of a final cease and desist order.

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

FDIC regulations define five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from “well-capitalized” to “critically under-capitalized,” are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier-1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. Although CapitalSource Bank initially has a Tier-1 and total risk-based capital ratio over 15% and is considered well capitalized, we will monitor the operations of CapitalSource Bank carefully to ensure that such capital remains adequate and that corrective actions are not required.

We and our wholly owned subsidiaries, CapitalSource TRS Inc. (“TRS”) and CapitalSource Finance LLC (“CSF” and together with CapitalSource and TRS, the “Parent Companies”), and CapitalSource Bank entered into a Capital Maintenance and Liquidity Agreement (“CMLA”) with the FDIC. The CMLA requires the Parent Companies to maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15%, to maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well capitalized” under the relevant banking regulations, and for CapitalSource and CSF to provide a $150 million unsecured revolving credit facility that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. The Parent Companies and CapitalSource Bank also entered into a Parent Company Agreement (“Parent Agreement”) with the FDIC requiring the Parent Companies to maintain the capital levels of CapitalSource Bank at the levels required in the CMLA, and providing the Parent Companies’ consent to examination by the FDIC in order for the FDIC to monitor compliance with the laws and regulations applicable to CapitalSource Bank and its affiliates.

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

Limitations on Dividends

CapitalSource Bank is subject to regulatory limitations on its ability to pay dividends, including a prohibition on paying dividends during the first three years of its operation. Consequently, during periods in which dividends are prohibited, any excess capital in CapitalSource Bank will not be available for lending activities expected to be conducted outside of CapitalSource Bank in our other entities. This restriction on dividends may limit our ability to make loans outside of CapitalSource Bank.

Other Regulation

CapitalSource Bank is subject to federal consumer protection and other laws, including, but not limited to, the Truth In Savings Act, the Truth in Lending Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Home Ownership and Equity Protection Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the USA Patriot Act, and the Gramm-Leach-Bliley Act. These laws, rules and regulations, among other things, impose licensing obligations, limit the interest rates and fees that can be charged, mandate disclosures and notices to consumers, mandate the collection and reporting of certain data regarding customers, regulate marketing practices and require the safeguarding of non-public information of customers.

We expect the acquisition will require us to acquire additional real estate assets to optimize our REIT structure.

We expect the acquisition to increase the value of our taxable REIT subsidiary. As a result, we expect to acquire a significant amount of additional residential mortgage or other REIT-eligible assets to further facilitate compliance with REIT requirements and optimize our REIT structure. If we are unable to acquire such additional assets on favorable terms, our business and our ability to comply with the REIT asset tests could be adversely affected.

Our cash dividends are not guaranteed and may fluctuate; we could reduce or eliminate dividends on our common stock.

Our board of directors, in its sole discretion, determines the amount and frequency of dividends to be paid to our shareholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, legal limitations, tax considerations, borrowing capacity and other factors, including debt covenant and regulatory restrictions that may impose limitations on cash payments. Consequently, our dividend levels may fluctuate, and the level of future dividends we pay could be less than expected. We intend to pay dividends that will be sufficient to meet REIT requirements for 2008 through regular quarterly dividends and, if necessary, special dividends. In light of our desire to retain capital for investment in what we believe to be a highly favorable lending environment, we expect to substantially reduce our regular quarterly dividend to a level that is more in line with other commercial depository institutions beginning with the dividend for the third quarter of 2008. Our stock price could be adversely affected by this change or any future alterations of our dividend policy.

We may not be successful in effecting the initial public offering of our healthcare net lease business or realizing the expected amount of proceeds for our account through that transaction, which could impair our liquidity position.

A key element of our short-term strategy is to complete the initial public offering of our healthcare net lease business through which we hope to raise at least $300 million of gross proceeds, before underwriting discounts and commissions, for our account. On August 6, 2008, our wholly owned subsidiary, CapitalSource Healthcare REIT, filed a registration statement with the SEC on Form S-11 (Reg. No. 333-152825) in respect of our sale of such amount of shares. The registration statement has not yet been declared effective by the SEC. We currently anticipate that the transaction will be completed late in the third quarter or early in the fourth quarter of 2008 but can not offer any assurance that the offering will be completed on that schedule or at all. Furthermore, as there is no current market for the shares we plan to sell, we may not be able to complete the offering at prices or valuations that we considered sufficiently attractive, or at all. Our failure to complete the initial public offering of the new REIT on favorable terms could, therefore, prevent us from obtaining the additional liquidity we are seeking to capitalize further on attractive lending conditions.

It is likely we will determine not to qualify as a REIT beyond 2008 and the effects of this change in tax status could have adverse implications on our liquidity.

We intend to remain a REIT for the balance of 2008, but it is likely we will reconsider the strategic rationale and benefits of continuing our REIT status for 2009 and thereafter. With the anticipated completion of the initial public offering of our healthcare net lease business and our expectation that the majority of our new loans will be originated in CapitalSource Bank (which will not be eligible for REIT status), we believe that the remaining opportunity to benefit from the REIT election is limited to real estate-related lending outside of CapitalSource Bank, which we expect to become a smaller part of our overall commercial lending business as CapitalSource Bank grows. Additionally, the funding cost advantage of CapitalSource Bank likely will surpass the tax benefits that are afforded to us as a REIT in this market environment. Consequently, it is likely that we will determine not to qualify as a REIT beginning in 2009 or thereafter.

If we no longer qualify as a REIT after 2008, we will be subject to corporate tax on all of our net income. In addition, we will no longer be required to pay any dividends to our shareholders. We expect that we would not continue our residential mortgage investment segment if we are no longer a REIT. Discontinuing that segment could have implications from an accounting perspective, as we may have to show the segment’s results as discontinued operations in future periods, and may reduce our earnings as we either sell the segment’s assets or let them run off. The capital allocated to our RMIP was approximately 6% of our total capital as of June 30, 2008, which number may increase if we acquire additional REIT-eligible assets to enable us to maintain our REIT status for 2008.

Further, we have agreed in contracts relating to some of our financings that we will use reasonable efforts to remain qualified as a REIT. Any decision not to qualify as a REIT for 2009 and thereafter could be deemed to breach our agreements. If the counterparties to these financings allege breaches of those agreements, we may be subject to lengthy and costly litigation and if we were not to prevail in such litigation, we may be required to repay the underlying indebtedness prior to stated maturity, which could impair our liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended June 30, 2008, was as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

April 1 — April 30, 2008	106,568	$11.60	—	—
May 1 — May 31, 2008	11,431	15.35	—	—
June 1 — June 30, 2008	45,024	13.58	—	—

Total	163,023	$12.41

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 1, 2008, four proposals were submitted to a vote of our shareholders.

1. Election of Directors — Three directors were elected to serve on our Board of Directors for a term that ends at the 2011 Annual Meeting. The number of votes cast in favor and withheld for each nominee were as follow:

Nominee	In Favor	Withheld

Frederick W. Eubank, II	197,950,294	8,162,437
Jason M. Fish	203,057,299	3,055,432
Timothy M. Hurd	197,982,712	8,130,019

In addition, the other directors serving on our Board of Directors until the end of their terms in office are as follows:

Director	Term Ends

William G. Byrnes	2009 Annual Meeting
John K. Delaney	2009 Annual Meeting
Andrew B. Fremder	2010 Annual Meeting
Sara L. Grootwassink	2009 Annual Meeting
C. William Hosler	2010 Annual Meeting
Lawrence C. Nussdorf	2010 Annual Meeting

2. Ratification of Auditors — The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008. The number of votes cast in favor and against the proposal, as well as the number of abstentions was as follows:

In Favor	Against	Abstained

205,352,119	364,384	396,228

3. Amendment to the Authorized Share of Common Stock — The stockholders voted to amend the Company’s charter to increase the number of authorized shares of common stock. The number of votes cast in favor and against the proposal, as well as the number of abstention was as follows:

In Favor	Against	Abstained

189,833,753	15,578,741	700,237

4. Amendment to the Equity Incentive Plan — The stockholders voted to amend the Company’s Third Amended and Restated Equity Incentive Plan. The number of votes cast in favor and against the proposal, as well as the number of abstention and broker non-votes were are follows:

In Favor	Against	Abstained	Broker Non-Votes

103,993,876	37,818,891	644,026	63,655,938

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: August 8, 2008	/s/ JOHN K. DELANEY John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	/s/ THOMAS A. FINK Thomas A. Fink Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2008	/s/ DONALD F. COLE Donald F. Cole Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No	Description

2.1	Purchase and Assumption Agreement, dated April 13, 2008, among Fremont General Corporation, Fremont General Credit Corporation, Fremont Investment and Loan, CapitalSource Inc. and CapitalSource TRS Inc. (incorporated by reference to exhibit 2.1 to the Form 8-K filed by CapitalSource on April 17, 2008).
3.1	Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008) (incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2	Amended and Restated Bylaws (composite version; reflects all amendments through October 30, 2007) (incorporated by reference to exhibit 3.2 to the Form 10-Q filed by CapitalSource on November 9, 2007).
10.1	Amended and Restated Sale and Servicing Agreement, dated as of April 28, 2006, by and among CSE QRS Funding I LLC, as the seller, CSE Mortgage LLC, as the Originator and as the Servicer, each of the Purchasers and Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as the Administrative Agent and as the WBNA Agent, and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian (composite version; reflects all amendments through April 24, 2008) (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
10.2	Second Amended and Restated Sale and Servicing Agreement, dated as of May 8, 2008, by and among CapitalSource Real Estate Loan LLC, 2007-A, as the Seller, CSE Mortgage LLC, as the Originator and Service, the Issuers from time to time party thereto, the Liquidity Banks from time to time party thereto, Citicorp North America, Inc., as the Administrative Agent and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian (composite version; reflects all amendments through May 8, 2008)(incorporated by reference to exhibit 10.2 to the Form 10-Q filed by CapitalSource on May 12, 2008).
10.3	Sale and Servicing Agreement, dated as of May 8, 2008, by and among CS Funding VII Depositor LLC, as the Seller, CapitalSource Finance LLC, as the Servicer and Originator, the Issuers from time to time party thereto, the Liquidity Banks from time to time party thereto, Citicorp North America, Inc., as the Administrative Agent and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian (incorporated by reference to exhibit 10.3 to the Form 10-Q filed by CapitalSource on May 12, 2008).
10.4	Credit Agreement dated as of March 14, 2006, as amended as of June 30, 2006, December 20, 2006, June 29, 2007, December 19, 2007 and June 26, 2008 by and among CapitalSource Inc., as Initial Borrower, CapitalSource TRS Inc., CapitalSource Finance LLC, CSE Mortgage LLC, CapitalSource SF TRS Inc., CapitalSource International Inc., the several banks and other financial institutions parties thereto, Wachovia Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, and Bank of America, N.A., as Issuing Lender (composite version; reflects all amendments through June 26, 2008) (incoporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on June 27, 2008).
10.5	Third Amended and Restated Equity Incentive Plan (composite version; reflects all amendments through May 1, 2008)(incorporated by reference to exhibit 10.4 to the Form 10-Q filed by CapitalSource on May 12, 2008).
10.6	Form of Restricted Stock Agreement (2008).†
10.7	Form of Restricted Stock Unit Agreement (2008).†
10.8	Form of Non-Qualified Option Agreement (2008).†
12.1	Ratio of Earnings to Fixed Charges.†
31.1	Rule 13a — 14(a) Certification of Chairman of the Board and Chief Executive Officer.†
31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.†
32	Section 1350 Certifications.†

†	Filed herewith.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.