Form 10-Q
period 2008-09-30
CAPITALSOURCE INC
filed 2008-11-10
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 1, 2008, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 281,851,510.

CapitalSource Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$1,289,360	$178,699
Restricted cash and cash equivalents	1,796,225	513,803
Marketable securities, available-for-sale	797,063	—
Mortgage-related receivables, net	1,841,629	2,033,296
Mortgage-backed securities pledged, trading	1,522,960	4,030,180
Commercial real estate “A” participation interest, net	1,626,602	—
Loans held for sale	86,234	94,327
Loans:
Loans	9,282,358	9,717,146
Less deferred loan fees and discounts	(176,234)	(147,089)
Less allowance for loan losses	(163,855)	(138,930)

Loans, net	8,942,269	9,431,127
Interest receivable	84,592	95,425
Direct real estate investments, net	998,834	1,017,604
Investments	202,549	231,661
Goodwill	179,706	5,344
Other assets	498,013	408,883

Total assets	$19,866,036	$18,040,349

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,048,251	$—
Repurchase agreements	2,870,073	3,910,027
Credit facilities	1,515,261	2,207,063
Term debt	5,412,535	7,146,437
Other borrowings	1,600,223	1,704,108
Other liabilities	359,031	444,997

Total liabilities	16,805,374	15,412,632
Noncontrolling interests	10,627	45,446
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 and 500,000,000 shares authorized, respectively; 276,364,708 and 220,704,800 shares issued and outstanding, respectively)	2,764	2,207
Additional paid-in capital	3,604,114	2,902,501
Accumulated deficit	(544,274)	(327,387)
Accumulated other comprehensive (loss) income, net	(12,569)	4,950

Total shareholders’ equity	3,050,035	2,582,271

Total liabilities, noncontrolling interests and shareholders’ equity	$19,866,036	$18,040,349

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	($ in thousands, except per share data)

Net investment income:
Interest income:
Loans	$239,294	$272,827	$707,909	$757,488
Mortgage-backed securities pledged, trading	20,784	58,127	103,035	155,893
Investment securities	3,955	957	8,461	3,122
Other	9,979	12,132	17,154	28,278

Total interest income	274,012	344,043	836,559	944,781
Fee income	29,974	29,338	104,882	124,421

Total interest and fee income	303,986	373,381	941,441	1,069,202
Operating lease income	28,140	27,490	80,040	69,934

Total investment income	332,126	400,871	1,021,481	1,139,136
Interest expense:
Deposits	32,178	—	32,178	—
Borrowings	148,318	232,754	497,346	619,694

Total interest expense	180,496	232,754	529,524	619,694

Net investment income	151,630	168,117	491,957	519,442
Provision for loan losses	110,261	12,353	147,594	44,690

Net investment income after provision for loan losses	41,369	155,764	344,363	474,752
Operating expenses:
Compensation and benefits	29,473	38,309	99,070	116,937
Depreciation of direct real estate investments	8,898	8,924	26,804	23,075
Professional fees	7,839	7,002	29,762	22,361
Other administrative expenses	15,309	10,898	44,034	34,525

Total operating expenses	61,519	65,133	199,670	196,898
Other income (expense):
(Loss) gain on investments, net	(29,488)	(1,984)	(33,174)	21,181
Gain (loss) on derivatives	2,659	(15,494)	(20,354)	(14,596)
Loss on residential mortgage investment portfolio	(26,956)	(30,225)	(73,273)	(49,769)
Gain on debt extinguishment	70,057	—	82,782	—
Other income (expense), net	11,891	(1,924)	16,069	20,686

Total other income (expense)	28,163	(49,627)	(27,950)	(22,498)
Noncontrolling interests expense	(100)	1,182	1,480	3,784

Net income before income taxes	8,113	39,822	115,263	251,572
Income taxes	58	11,557	40,377	60,251

Net income	$8,055	$28,265	$74,886	$191,321

Net income per share:
Basic	$0.03	$0.15	$0.31	$1.03
Diluted	$0.03	$0.15	$0.31	$1.02
Average shares outstanding:
Basic	272,005,048	191,976,931	242,495,601	185,522,634
Diluted	272,585,479	193,607,986	243,614,848	187,636,502
Dividends declared per share	$0.05	$0.60	$1.25	$1.78

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-In	Accumulated	(Loss)	Shareholders’
	Stock	Capital	Deficit	Income, Net	Equity
	(Unaudited)
	($ in thousands)

Total shareholders’ equity as of December 31, 2007	$2,207	$2,902,501	$(327,387)	$4,950	$2,582,271
Net income	—	—	74,886	—	74,886
Other comprehensive income:
Unrealized losses, net of tax	—	—	—	(17,519)	(17,519)

Total comprehensive income					57,367
Dividends paid	—	4,216	(291,773)	—	(287,557)
Proceeds from issuance of common stock, net	555	635,969	—	—	636,524
Stock option expense	—	530	—	—	530
Exercise of options	1	360	—	—	361
Restricted stock activity	1	16,140	—	—	16,141
Beneficial conversion option on convertible debt	—	50,946	—	—	50,946
Tax benefit on exercise of options	—	109	—	—	109
Tax expense on vesting of restricted stock grants	—	(6,657)	—	—	(6,657)

Total shareholders’ equity as of September 30, 2008	$2,764	$3,604,114	$(544,274)	$(12,569)	$3,050,035

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	Unaudited
	($ in thousands)

Operating activities:
Net income	$74,886	$191,321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock option expense	530	5,694
Restricted stock expense	26,498	26,214
Gain on extinguishment of debt	(82,782)	—
Amortization of deferred loan fees and discounts	(71,576)	(66,844)
Paid-in-kind interest on loans	13,430	(19,697)
Provision for loan losses	147,594	44,690
Amortization of deferred financing fees and discounts	95,173	31,262
Depreciation and amortization	28,608	26,367
Benefit for deferred income taxes	(18,807)	(3,741)
Non-cash loss on investments, net	35,119	6,980
Non-cash loss on property and equipment disposals	9,270	559
Unrealized loss on derivatives and foreign currencies, net	10,756	10,302
Unrealized loss on residential mortgage investment portfolio, net	51,810	60,310
Net decrease (increase) in mortgage-backed securities pledged, trading	2,508,787	(638,780)
Amortization of discount on residential mortgage investments	(8,398)	(29,862)
Accretion of discount on commercial real estate “A” participation interest	(12,694)	—
Decrease in interest receivable	16,077	49,460
Decrease (increase) in loans held for sale, net	246,376	(524,127)
Increase in other assets	(43,402)	(68,493)
(Decrease) increase in other liabilities	(96,676)	73,903

Cash provided by (used in) operating activities	2,930,579	(824,482)
Investing activities:
Increase in restricted cash	(1,282,422)	(55,885)
Decrease in mortgage-related receivables, net	175,556	217,263
Decrease in commercial real estate “A” participation interest, net	206,730	—
Acquisition of CS Advisors CLO II	(18,619)	—
Decrease in receivables under reverse-repurchase agreements, net	—	25,735
Decrease (increase) in loans, net	292,458	(1,302,236)
Acquisition of real estate, net of cash acquired	(10,154)	(253,182)
Acquisition of investments, net	(42,833)	(36,670)
Acquisition of marketable securities, available-for-sale, net	(797,063)	—
Net cash acquired in FIL transaction	3,187,037	—
Acquisition of property and equipment, net	(3,564)	(4,337)

Cash provided by (used in) investing activities	1,707,126	(1,409,312)
Financing activities:
Payment of deferred financing fees	(59,477)	(35,421)
Deposits accepted, net of repayments	(122,115)	—
(Repayments) borrowings under repurchase agreements, net	(1,039,954)	519,709
(Repayments) borrowings on credit facilities, net	(860,855)	448,281
Borrowings of term debt	—	1,859,927
Repayments of term debt	(1,682,698)	(1,201,986)
(Repayments) borrowings under other borrowings	(68,505)	320,780
Proceeds from issuance of common stock, net of offering costs	601,881	507,479
Proceeds from exercise of options	361	4,693
Tax (expense) benefit on share-based payments	(6,548)	2,354
Payment of dividends	(289,134)	(342,311)

Cash (used in) provided by financing activities	(3,527,044)	2,083,505

Increase (decrease) in cash and cash equivalents	1,110,661	(150,289)
Cash and cash equivalents as of beginning of period	178,699	396,151

Cash and cash equivalents as of end of period	$1,289,360	$245,862

Supplemental information:
Noncash transactions from investing and financing activities:
Assumption of FIL assets and liabilities	$3,292,185	$—
Beneficial conversion option on convertible debt	50,946	—
Assets acquired through foreclosure	94,030	12,791
Intangible lease liability adjustments	2,397	—
Assumption of note payable	25,647	—
Acquisition of real estate	2,120	110,675
Conversion of noncontrolling interests into common stock	34,819	11,533
Assumption of intangible lease liability	—	28,554
Assumption of term debt	—	71,027

See accompanying notes.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial lending and banking company currently operating as a real estate investment trust (“REIT”) for 2008, and providing a broad array of financial products to middle market businesses, and, through its wholly owned subsidiary, CapitalSource Bank, providing depository products and services. We primarily provide and invest in the following products:

•	Depository products and services — Savings, money market and certificates of deposit insured up to the maximum amounts permitted by the Federal Deposit Insurance Corporation (“FDIC”);

•	First Mortgage Loans — Commercial loans that are secured by first mortgages on the property of the client;

•	Senior Secured Asset-Based Loans — Commercial loans that are underwritten based on our assessment of the client’s eligible collateral, including accounts receivable, real estate related receivables and inventory;

•	Senior Secured Cash Flow Loans — Commercial loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Direct Real Estate Investments — Investments in income-producing healthcare facilities that generally are leased through long-term, triple-net operating leases;

•	Second Lien and Mezzanine Loans — Commercial loans, including subordinated mortgage loans, that come after a client’s senior term loans in right of payment or upon liquidation;

•	Equity Investments — Opportunistic equity investments, typically in conjunction with commercial financing relationships and on the same terms as other equity investors; and

•	Residential Mortgage Investments — Investments in residential mortgage loans, residential mortgage-backed securities and other REIT qualifying investments.

We operate as three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Banking segment comprises our commercial lending and banking business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment and other REIT qualifying investment activities.

For the three and nine months ended September 30, 2007, we presented financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business activities and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans, residential mortgage-backed securities (“RMBS”) and other REIT qualifying investments. Beginning in the fourth quarter of 2007, we began presenting financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes have been made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. Beginning in the third quarter of 2008, we changed the name of our Commercial Finance segment to Commercial Banking to incorporate depository products and services of CapitalSource Bank. We have reclassified all comparative prior period segment information to reflect our three reportable segments.

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

Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December 31, 2007 included in our Form 10-K. The following accounting policies became significant accounting policies effective January 1, 2008.

Interest and Fee Income Recognition on Loans

Beginning with the three months ended September 30, 2008, we changed the presentation of interest income on the face of our consolidated statement of income. Interest income is now broken into four categories: loans; mortgage-backed securities, trading; investment securities and other. Interest income on loans include interest on mortgage-related receivables, commercial real estate “A” participation interest (the “A” Participation Interest”), loans held for sale and loans held for investment.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This statement applies whenever other accounting standards require or permit fair value measurement. We adopted SFAS No. 157, effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants.

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), which delays the effective date of SFAS No. 157 for all non financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Therefore, we have not yet applied the provisions of SFAS No. 157 to items such as indefinite-lived assets and long-lived assets measured at fair value for impairment assessment. Effective January 1, 2008, we adopted the provisions of SFAS No. 157, except for items covered by FSP SFAS 157-2, and it did not have a significant effect on fair value measurements in our consolidated financial statements. We have not completed our assessment of the impact of adoption of FSP SFAS 157-2 on our consolidated financial statements. In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We have concluded that our application of SFAS No. 157 in all periods has been consistent with FSP SFAS 157-3, and there was no impact on our consolidated financial statements as a result of adopting this standard.

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 4.	Acquisition

On July 25, 2008, we completed the acquisition of approximately $5.2 billion of retail deposits and 22 retail banking branches from Fremont Investment & Loan (“FIL”) and commenced operations of CapitalSource Bank. The results of CapitalSource Bank’s operations have been included in the consolidated financial statements since that date. We also acquired certain systems and other infrastructure necessary for the operation of the retail branch network, $3.3 billion in cash and the “A” Participation Interest. The “A” Participation Interest had an outstanding principal balance of $1.9 billion as of July 25, 2008 and was acquired at a 3% discount to its net book value. The cash purchase price of this acquisition was $105.2 million, excluding estimated transaction costs. We did not acquire FIL, any contingent liabilities or any business operation except FIL’s retail branch network. We intend to fund a majority of our commercial loans through CapitalSource Bank in the future.

For purposes of calculating a preliminary purchase price of the acquired retail banking assets and liabilities, we considered the cash purchase price and an estimated $11.8 million of total transactions costs, resulting in an estimated total purchase price of approximately $117.0 million. We do not expect the final determination of the purchase price to be materially different from what is presented herein. Based upon the estimated fair values as of July 25, 2008, the purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed by us in connection with the acquisition as follows ($ in thousands):

Cash	$3,292,185
“A” Participation Interest	1,820,638
Interest receivable	5,244
Goodwill	174,363
Other assets	7,597
Other liabilities	(12,231)
Deposits	(5,170,833)

Total purchase price	$116,963

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma financial information gives effect to the acquisition, and includes certain purchase accounting adjustments, such as increased depreciation and amortization expense on acquired assets. Additionally, such information does not include the impacts of any revenue, cost or other operating synergies that may result from the acquisition. This pro forma financial information is presented as though the acquisition had been completed as of the beginning of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands, except per share data)

Pro forma investment income	$351,264	$516,608	$1,150,622	$1,305,925
Pro forma net income	22,842	72,557	108,326	215,865
Pro forma net income per share — basic	0.08	0.38	0.45	1.16
Pro forma net income per share — diluted	0.08	0.37	0.44	1.15

Note 5.	Cash and Cash Equivalents

As of September 30, 2008 and December 31, 2007, current cash and cash equivalents balances were as follows:

	September 30,	December 31,
	2008	2007
	($ in thousands)

Cash and due from banks	$205,979	$490
Interest-bearing deposits in other banks	46,138	24,575
Other short-term investments(1)	319,461	143,094
Investment securities(2)	717,782	10,540

Total cash and cash equivalents	$1,289,360	$178,699

(1)	Cash invested in money market funds that invest primarily in U.S. Treasury securities and repurchase agreements secured by the U.S. Treasury.

(2)	Discount notes with AAA ratings issued by the Federal Home Loan Bank (“FHLB”), Fannie Mae and Freddie Mac (hereinafter, “Agency Discount Notes”) with remaining weighted average maturity of 20 days as of September 30, 2008.

As of September 30, 2008, approximately $1.0 billion of our cash and cash equivalents was held by CapitalSource Bank and can only be used by CapitalSource Bank.

Note 6.	Restricted Cash and Cash Equivalents

As of September 30, 2008 and December 31, 2007, restricted cash and cash equivalents were as follows:

	September 30,	December 31,
	2008	2007
	($ in thousands)

Cash and due from banks(1)	$32,067	$82,097
Interest-bearing deposits in other banks(2)	12,141	6,203
Other short-term investments(3)	136,124	268,174
Investment securities(4)	1,615,893	157,329

Total	$1,796,225	$513,803

(1)	Represents principal and interest collections on loan assets held by securitization trusts or pledged to credit facilities and escrows for future expenses related to our direct real estate investments.

(2)	Represents principal and interest collections on loan assets pledged to credit facilities.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Cash invested in money market funds that invest primarily in U.S. Treasury securities and repurchase agreements secured by U.S. Treasury securities and principal and interest collections on loan assets held by securitization trusts or pledged to credit facilities.

(4)	As of September 30, 2008 approximately $1.0 billion of the investment securities represent U.S. Treasury securities with a remaining weighted average maturity of 23 days and approximately $616 million are Agency Discount Notes with AAA ratings and a remaining weighted average maturity of 43 days, that collateralize various financings under our repurchase agreements and derivatives, which are held under the custody of our prime broker.

During the three months ended September 30, 2008, we purchased $1.0 billion in U.S. Treasury securities and $450.0 millions Agency Discount Notes, with maturities of less than 90 days, to meet applicable REIT compliance requirements.

Note 7.	Mortgage-Related Receivables and Related Owners Trust Securitizations

In February 2006, we purchased beneficial interests in special purpose entities (“SPEs”) that acquired and securitized pools of adjustable rate, prime residential mortgage loans. In accordance with the provisions of FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46(R)”), we determined that we were the primary beneficiary of the SPEs; therefore, we consolidated the assets and liabilities of such entities for financial statement purposes. In so doing, we also determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of these receivables, on our accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007. Recourse is limited to our purchased beneficial interests in the respective securitization trusts.

Recognized mortgage-related receivables are, in economic substance, mortgage loans. Such mortgage loans are all prime, hybrid adjustable-rate loans. At acquisition by us, mortgage loans that back mortgage-related receivables had a weighted average loan-to-value ratio of 73% and a weighted average Fair Isaac & Co. (“FICO”) score of 737.

As of September 30, 2008 and December 31, 2007, the carrying amount of our residential mortgage-related receivables, including accrued interest and the unamortized balance of purchase discounts, was $1.8 billion and $2.0 billion, respectively. As of September 30, 2008 and December 31, 2007, the weighted average interest rate on such receivables was 5.37% and 5.38%, respectively, and the weighted average contractual maturity was approximately 27 years and 28 years, respectively. As of September 30, 2008, approximately 95% of recognized mortgage-related receivables were financed with permanent term debt that was recognized by us through the consolidation of the referenced SPEs.

As of September 30, 2008 and December 31, 2007, mortgage-related receivables, whose underlying mortgage loans are 90 days or more past due or in the process of foreclosure were as follows:

	September 30,		December 31,
	2008		2007
	($ in thousands)

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure(1)	$40,006		$14,751
Percentage of mortgage-related receivables	2.16	%(2)	0.72	%(2)

(1)	Mortgage loans 90 or more days past due are also placed on non-accrual status.

(2)	By comparison, in their September 2008 Monthly Summary Reports, which reflected up to August 2008 and September 2008 performance, Fannie Mae and Freddie Mac, respectively, reported single-family delinquency (“SDQ”) rates of 1.57% and 1.27%, respectively. The SDQ rates are based on loans 90 days or more delinquent or in

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreclosure as of period end and in addition, the SDQ rate from Freddie Mac includes loans underlying their structured transactions. The comparable August 2008 statistic for mortgage-related receivables was 2.12%.

During the three and nine months ended September 30, 2008, total foreclosed assets increased by $1.6 million and $4.7 million, respectively. As of September 30, 2008 and December 31, 2007, the carrying values of the foreclosed assets were $7.6 million and $2.8 million, respectively, net of recoveries.

In connection with recognized mortgage-related receivables, we recorded provisions for loan losses of $5.0 million and $11.9 million, respectively, for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, we recorded provisions for loan losses of $0.4 million. During the three and nine months ended September 30, 2008, we charged off $3.1 million and $4.9 million, respectively, net of recoveries, of these mortgage-related receivables. No such amounts were charged off during the three and nine months ended September 30, 2007. The allowance for loan losses was $7.8 million and $0.8 million as of September 30, 2008 and December 31, 2007, respectively, and was recorded on our accompanying consolidated balance sheets as a reduction to the carrying value of mortgage-related receivables.

Note 8.	Residential Mortgage-Backed Securities and Certain Derivative Instruments

As of September 30, 2008 and December 31, 2007, we owned mortgage-backed securities issued and guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency MBS”) with a face value of $1.5 billion and $4.0 billion, respectively, that were pledged as collateral for repurchase agreements used to finance the acquisition of these investments. The weighted average net coupon of Agency MBS in our portfolio was 5.02% and 5.07%, as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008 and December 31, 2007, the fair values of Agency MBS, including accrued interest, in our portfolio were $1.5 billion and $4.1 billion, respectively. For the three and nine months ended September 30, 2008, we recognized $18.5 million and $11.0 million of net realized and unrealized losses, respectively, related to these investments as a component of loss on residential mortgage investment portfolio in the accompanying consolidated statements of income. For the three and nine months ended September 30, 2007, we recognized $33.7 million and $9.4 million of unrealized gains, respectively. During the nine months ended September 30, 2008, we sold Agency MBS with a face value of $2.1 billion. We did not sell any Agency MBS during the three months ended September 30, 2008. During the nine months ended September 30, 2008, we realized gains of $21.4 million related to these sales as a component of loss on residential mortgage investment portfolio in the accompanying consolidated statements of income. We did not recognize any gain (loss) on residential mortgage investment portfolio during the three months ended September 30, 2008. During the nine months ended September 30, 2008, we also unwound derivatives related to the sold Agency MBS.

We use various derivative instruments to hedge the interest rate risk associated with the mortgage investments in our portfolio with the risk management objective to maintain approximately a zero, net duration position. We account for these derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust these instruments to fair value through income as a component of loss on residential mortgage investment portfolio in the accompanying consolidated statements of income. During the three and nine months ended September 30, 2008, we recognized net realized and unrealized losses of $7.1 million and $58.2 million, respectively, related to these derivative instruments. For the three and nine months ended September 30, 2007, we recognized net realized and unrealized losses of $54.1 million and $36.0 million, respectively, related to these derivative instruments. These amounts include interest-related accruals that we recognize in connection with the periodic settlement of these instruments.

Note 9.	Commercial Lending Assets and Credit Quality

As of September 30, 2008 and December 31, 2007, our total commercial loan portfolio had outstanding balances of $11.1 billion and $9.9 billion, respectively. Included in these amounts were the “A” Participation Interest, loans held for sale, loans, and $63.6 million and $56.3 million of related interest receivables as of September 30, 2008 and December 31, 2007, respectively, (collectively, “Commercial Lending Assets”). Our loans held for sale were recorded at the lower of cost or fair value on our accompanying consolidated balance sheets.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the nine months ended September 30, 2008, we transferred $73.6 million of loans held for sale back to the loan portfolio based upon our intent and ability to retain the loans for investment. During the three and nine months ended September 30, 2008, we recognized net losses on the sale of loans of $27,000 and net gains of $2.6 million, respectively. For the three and nine months ended September 30, 2007, we recognized net gains on the sale of loans of $1.3 million and $8.2 million, respectively.

On July 25, 2008, CapitalSource Bank also purchased approximately $2.1 billion in commercial loans from us. We used the loan sale proceeds to reduce our credit facility borrowings and certain securitizations by approximately $1.7 billion. We used the remaining approximately $500 million to fund a portion of the initial CapitalSource Bank capitalization of $921.0 million.

Commercial Real Estate “A” Participation Interest

As discussed in Note 4, Acquisition, on July 25, 2008, we acquired the “A” Participation Interest, which at the date of acquisition was a $1.9 billion interest in a $4.8 billion pool of commercial real estate loans. On the date of acquisition, we recorded the “A” Participation Interest at its estimated fair value of $1.8 billion, a $63.1 million discount to the underlying principal balance of the instrument.

The activity with respect to the “A” Participation Interest for the three months ended September 30, 2008 was as follows ($ in thousands):

“A” Participation Interest as of July 25, 2008	$1,820,638
Principal payments	(206,730)
Discount accretion	12,694

“A” Participation Interest as of September 30, 2008	$1,626,602

During the period from July 25, 2008 to September 30, 2008, we recognized $26.1 million in interest income on the “A” Participation Interest.

The “A” Participation Interest is reported at the outstanding principal balance less the associated discount and interest is accrued as earned. The fair value discount is accreted into interest income over the estimated life of the instrument using the interest method.

The “A” Participation Interest is governed by a participation agreement that is structured to minimize our exposure to credit risk. We have pari passu rights to all borrower repayments from the underlying loans. These rights include all borrower repayments of fundings on commitments assumed by iStar FM Loans LLC at inception of the “A” Participation Interest. Thus, the structure of the “A” Participation Interest accelerates the paydown of the “A” Participation Interest, relative to the paydown of the overall underlying portfolio. This accelerated paydown serves to reduce our exposure to credit risk. Additionally, the “A” Participation Interest is structured so that we do not have loan-level risk. We receive payments based on the cash flows of the entire underlying pool of loans and not any one loan in particular. Therefore, we will incur a loss only if the portfolio, as a whole, fails to perform at least to the extent of the “A” Participation Interest balance.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Quality

As of September 30, 2008 and December 31, 2007, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans as a percentage of our commercial lending assets were as follows:

	September 30,	December 31,
Commercial Lending Asset Classification	2008	2007
	($ in thousands)

Loans 60 or more days contractually delinquent	$200,317	$74,298
Non-accrual loans(1)	263,905	170,522
Impaired loans(2)	702,596	318,945
Less: loans in multiple categories	(438,837)	(226,021)

Total	$727,981	$337,744

Total as a percentage of total commercial lending assets	6.58%	3.42%

(1)	Includes commercial loans with aggregate principal balances of $100.0 million and $55.5 million as of September 30, 2008 and December 31, 2007, respectively, which were also classified as loans 60 or more days contractually delinquent. Includes non-performing loans classified as held for sale that have an aggregate principal balance of $14.5 million as of September 30, 2008. As of December 31, 2007, there were no non-performing loans classified as held for sale.

(2)	Includes commercial loans with aggregate principal balances of $174.9 million and $55.5 million as of September 30, 2008 and December 31, 2007, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with aggregate principal balances of $249.4 million and $170.5 million as of September 30, 2008 and December 31, 2007, respectively, which were also classified as loans on non-accrual status. The carrying values of impaired commercial loans were $697.4 million and $311.6 million as of September 30, 2008 and December 31, 2007, respectively, prior to the application of allocated reserves.

Consistent with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include loans for which we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us, as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. As of September 30, 2008 and December 31, 2007, we had $210.7 million and $119.7 million of impaired commercial loans, respectively, with allocated reserves of $33.9 million and $27.4 million, respectively. As of September 30, 2008 and December 31, 2007, we had $491.9 million and $199.2 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal and interest amounts due.

As of September 30, 2008, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

The average balances of impaired commercial loans during the three and nine months ended September 30, 2008 was $581.2 million and $457.3 million, respectively, and was $346.7 million and $310.4 million, respectively, during the three and nine months ended September 30, 2007. The total amounts of interest income that we recognized on impaired commercial loans during the three and nine months ended September 30, 2008 were $9.4 million and $22.9 million, respectively, and was $8.1 million $15.2 million, respectively, during the three and nine months ended September 30, 2007. The amounts of cash basis interest income that we recognized on impaired commercial loans during the three and nine months ended September 30, 2008 were $7.8 million and $15.9 million, respectively, and was $6.7 million and $12.9 million, respectively, during the three and nine months ended September 30, 2007. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been increased by $12.8 million and $31.8 million for the three and nine months ended

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2008, respectively, and $7.5 million and $21.6 million, respectively, for the three and nine months ended September 30, 2007.

During the three and nine months ended September 30, 2008, commercial loans with an aggregate carrying value of $288.3 million and $376.8 million, respectively, as of their respective restructuring date, were involved in troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of September 30, 2008, commercial loans with an aggregate carrying value of $391.0 million were involved in troubled debt restructurings. Additionally, under SFAS No. 114, loans involved in troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $16.2 million as of September 30, 2008. For the year ended December 31, 2007, commercial loans with an aggregate carrying value of $235.5 million as of their respective restructuring date, were involved in troubled debt restructurings. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $23.1 million as of December 31, 2007.

Activity in the allowance for loan losses related to our Commercial Banking segment for the nine months ended September 30, 2008 and 2007, was as follows:

	Nine Months Ended September 30,
	2008	2007
	($ in thousands)

Balance as of beginning of period	$138,930	$120,575
Provision for loan losses	135,718	44,460
Charge offs, net	(110,793)	(51,671)
Transfers to held for sale	—	(1,672)

Balance as of end of period	$163,855	$111,692

Our credit facilities and one of our term debt securitizations contain covenants with respect to the amount of our delinquent loans. An increase in the amount of delinquent loans as a result of economic conditions or otherwise could result in the occurrence of an event of default under such facilities, which, among other things, could result in servicing being transferred to another servicer, payment of all amounts payable under such facilities being accelerated and/or the lenders’ commitments thereunder being terminated. A default under our credit facilities or term debt could trigger cross default provisions in our other debt facilities.

Foreclosed Assets

When we foreclose on assets that collateralized a loan, we record the assets at their estimated fair value at the time of foreclosure. Upon foreclosure and through liquidation, we evaluate the asset’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. We estimate fair value at the asset’s liquidation value, based on market conditions, less estimated costs to sell such asset.

As of September 30, 2008 and December 31, 2007, we had $59.0 million and $19.8 million, respectively, of real estate owned (“REO”), which was recorded as other assets on our consolidated balance sheet. During the three and nine months ended September 30, 2008, we sold $1.0 million and $6.9 million, respectively, of our REO and recognized gains of $45,000 and $0.4 million, respectively, as a component of other income (expense) in the accompanying statement of income. We did not sell any of our REO during the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2008, we recorded other-than-temporary impairments of $7.6 million and $8.7 million, respectively, relating to our REO as a component of other income (expense) in the accompanying consolidated statement of income. During the three and nine months ended September 30, 2007, we recorded other-than-temporary impairments of $0.7 million, relating to our REO as a component of other income (expense) in the accompanying consolidated statement of income.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, during the three and nine months ended September 30, 2008, we foreclosed on assets that collateralized loans that had a book value of $61.3 million. Based on our intent to hold and use these assets, we recorded them at their estimated fair value of $54.8 million and charged off $6.5 million against our allowance for loan losses.

Note 10.	Marketable Securities and Investments

Marketable Securities, available-for-sale

During the three months ended September 30, 2008, we purchased $611.3 million in Agency Discount Notes and $189.4 million in callable notes issued by Fannie Mae, Freddie Mac, FHLB and Federal Farm Credit Bank ( the “Agency Callable Notes”). These notes were purchased at a total discount of $3.9 million and were classified as marketable securities, available-for-sale in our accompanying consolidated balance sheet as of September 30, 2008. During the three months ended September 30, 2008, we recognized $0.3 million in unrealized gains as a component of other comprehensive income in our accompanying consolidated balance sheet. As of September 30, 2008, the carrying value of the marketable securities, available-for-sale, was $797.1 million and the Agency Discount Notes and the Agency Callable Notes had weighted average yields of 2.65% and 3.85% and weighted average remaining terms of 81 days and 2.2 years, respectively.

Investments

As of September 30, 2008 and December 31, 2007, our investments balances were as follows:

	September 30,	December 31,
	2008	2007
	($ in thousands)

Investments carried at cost	$83,224	$127,183
Investments carried at fair value:
Investments available-for-sale	33,213	13,325
Warrants	5,930	8,994
Investments accounted for under the equity method	80,182	82,159

Total	$202,549	$231,661

During the three and nine months ended September 30, 2008, we sold investments for $12.1 million and $22.2 million, respectively, recognizing a net pre-tax loss of $0.3 million and a pre-tax gain of $4.6 million, respectively. During the three and nine months ended September 30, 2007, we sold investments for $3.2 million and $29.8 million, respectively, recognizing net pretax gains of $3.1 million and $25.9 million, respectively. During the three and nine months ended September 30, 2008, we also recorded other-than-temporary declines in the fair value of our residential mortgage-backed securities issued by non-government-sponsored entities that are credit-enhanced through the use of subordination or in other ways (hereinafter, “Non-Agency MBS”) of $1.4 million and $4.1 million, respectively, as a component of loss on residential mortgage investment portfolio in the accompanying consolidated statements of income in accordance with FASB Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF No. 99-20”). For the three and nine months ended September 30, 2007, we recorded other-than-temporary declines in the fair value of our Non-Agency MBS of $9.7 million and $23.2 million, respectively, as a component of loss on residential mortgage investment portfolio in the accompanying consolidated statements of income in accordance with EITF No. 99-20. During the three and nine months ended September 30, 2008, we recorded other-than-temporary impairments of $30.8 million and $40.0 million, respectively, relating to our investments carried at cost. During the three and nine months ended September 30, 2007, we also recorded other-than-temporary impairments of $5.4 million and $6.8 million, respectively, relating to our investments carried at cost.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Guarantor Information

The following represents the supplemental consolidating condensed financial information of CapitalSource Inc., which, as discussed in Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2007 included in our Form 10-K, is the issuer of both Senior Debentures and Subordinated Debentures (together, the “Debentures,”), and CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of the Debentures, and our subsidiaries that are not guarantors of the Debentures, as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007. CapitalSource Finance, a 100% owned indirect subsidiary of CapitalSource Inc., has guaranteed the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
September 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Assets
Cash and cash equivalents	$11	$1,100,265	$26,046	$163,038	$—	$1,289,360
Restricted cash and cash equivalents	—	61,174	83,088	1,651,963	—	1,796,225
Marketable securities, available for sale	—	797,063	—	—	—	797,063
Mortgage-related receivables, net	—	—	—	1,841,629	—	1,841,629
Mortgage-backed securities pledged, trading	—	—	—	1,522,960	—	1,522,960
Commercial real estate “A” participation interest, net	—	1,626,602	—	—	—	1,626,602
Loans held for sale	—	15,392	4,559	66,283	—	86,234
Loans:
Loans	—	5,822,659	527,977	2,923,527	8,195	9,282,358
Less deferred loan fees and discounts	—	(65,818)	(43,872)	(58,354)	(8,190)	(176,234)
Less allowance for loan losses	—	(3,535)	(130,965)	(29,355)	—	(163,855)

Loans, net	—	5,753,306	353,140	2,835,818	5	8,942,269
Interest receivable	—	56,351	(22,924)	51,165	—	84,592
Direct real estate investments, net	—	—	—	998,834	—	998,834
Investment in subsidiaries	4,605,828	—	1,805,395	1,839,120	(8,250,343)	—
Intercompany note receivable	75,000	9	195,876	222,959	(493,844)	—
Investments	—	109,656	31,198	61,695	—	202,549
Goodwill	—	174,363	5,343	—	—	179,706
Other assets	24,561	87,016	217,020	313,359	(143,943)	498,013

Total assets	$4,705,400	$9,781,197	$2,698,741	$11,568,823	$(8,888,125)	$19,866,036

Liabilities, noncontrolling interests and shareholders’ equity
Liabilities:
Deposits	$—	$5,048,251	$—	$—	$—	$5,048,251
Repurchase agreements	—	—	—	2,870,073	—	2,870,073
Credit facilities	905,000	485,161	99,100	26,000	—	1,515,261
Term debt	—	2,271,655	—	3,141,385	(505)	5,412,535
Other borrowings	749,103	—	471,794	379,326	—	1,600,223
Other liabilities	1,262	123,936	57,652	311,498	(135,317)	359,031
Intercompany note payable	—	46,850	222,959	224,035	(493,844)	—

Total liabilities	1,655,365	7,975,853	851,505	6,952,317	(629,666)	16,805,374
Noncontrolling interests	—	(27)	—	10,678	(24)	10,627
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2,764	921,000	—	—	(921,000)	2,764
Additional paid-in capital	3,604,114	217,630	594,437	3,923,799	(4,735,866)	3,604,114
(Accumulated deficit) retained earnings	(544,274)	665,057	1,250,218	694,295	(2,609,570)	(544,274)
Accumulated other comprehensive (loss) income, net	(12,569)	1,684	2,581	(12,266)	8,001	(12,569)

Total shareholders’ equity	3,050,035	1,805,371	1,847,236	4,605,828	(8,258,435)	3,050,035

Total liabilities, noncontrolling interests and shareholders’ equity	$4,705,400	$9,781,197	$2,698,741	$11,568,823	$(8,888,125)	$19,866,036

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$—	$151,511	$19,005	$8,183	$—	$178,699
Restricted cash and cash equivalents	—	80,782	168,928	264,093	—	513,803
Mortgage-related receivables, net	—	—	—	2,033,296	—	2,033,296
Mortgage-backed securities pledged, trading	—	—	—	4,030,180	—	4,030,180
Loans held for sale	—	78,675	15,652	—	—	94,327
Loans:
Loans	—	4,221,190	459,561	5,036,952	(557)	9,717,146
Less deferred loan fees and discounts	—	(37,052)	(61,492)	(49,053)	508	(147,089)
Less allowance for loan losses	—	—	(107,611)	(31,319)	—	(138,930)

Loans, net	—	4,184,138	290,458	4,956,580	(49)	9,431,127
Interest receivable	—	—	22,446	72,979	—	95,425
Direct real estate investments, net	—	—	—	1,017,604	—	1,017,604
Investment in subsidiaries	3,777,732	—	1,079,432	1,217,739	(6,074,903)	—
Intercompany note receivable	75,000	9	286,101	207,806	(568,916)	—
Investments	—	122,240	39,536	69,885	—	231,661
Goodwill	—	—	5,344	—	—	5,344
Other assets	18,046	42,570	113,919	255,504	(21,156)	408,883

Total assets	$3,870,778	$4,659,925	$2,040,821	$14,133,849	$(6,665,024)	$18,040,349

Liabilities, noncontrolling interests and shareholders’ equity
Liabilities:
Repurchase agreements	$—	$12,673	$—	$3,897,354	$—	$3,910,027
Credit facilities	480,237	932,195	—	794,631	—	2,207,063
Term debt	—	2,570,125	—	4,576,863	(551)	7,146,437
Other borrowings	780,630	—	535,991	387,487	—	1,704,108
Other liabilities	27,640	18,634	79,793	340,092	(21,162)	444,997
Intercompany note payable	—	46,850	207,806	314,260	(568,916)	—

Total liabilities	1,288,507	3,580,477	823,590	10,310,687	(590,629)	15,412,632
Noncontrolling interests	—	34	—	45,430	(18)	45,446
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2,207	—	—	—	—	2,207
Additional paid-in capital	2,902,501	524,914	90,979	3,256,263	(3,872,156)	2,902,501
(Accumulated deficit) retained earnings	(327,387)	549,305	1,120,817	516,216	(2,186,338)	(327,387)
Accumulated other comprehensive income, net	4,950	5,195	5,435	5,253	(15,883)	4,950

Total shareholders’ equity	2,582,271	1,079,414	1,217,231	3,777,732	(6,074,377)	2,582,271

Total liabilities, noncontrolling interests and shareholders’ equity	$3,870,778	$4,659,925	$2,040,821	$14,133,849	$(6,665,024)	$18,040,349

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended September 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income:
Loans	$1,081	$139,953	$6,346	$93,001	$(1,087)	$239,294
Mortgage-backed securities pledged, trading	—	—	—	20,784	—	20,784
Investment securities	—	2,021	172	1,762	—	3,955
Other	—	7,025	551	2,403	—	9,979

Total interest income	1,081	148,999	7,069	117,950	(1,087)	274,012
Fee income	—	5,305	15,383	8,919	367	29,974

Total interest and fee income	1,081	154,304	22,452	126,869	(720)	303,986
Operating lease income	—	—	—	28,140	—	28,140

Total investment income	1,081	154,304	22,452	155,009	(720)	332,126
Interest expense:
Deposits	—	32,178	—	—	—	32,178
Borrowings	30,155	35,966	12,195	71,089	(1,087)	148,318

Total interest expense	30,155	68,144	12,195	71,089	(1,087)	180,496

Net investment (loss) income	(29,074)	86,160	10,257	83,920	367	151,630
Provision for loan losses	—	3,535	107,166	(440)	—	110,261

Net investment (loss) income after provision for loan losses	(29,074)	82,625	(96,909)	84,360	367	41,369
Operating expenses:
Compensation and benefits	194	9,455	19,820	4	—	29,473
Depreciation on direct real estate investments	—	—	—	8,898	—	8,898
Professional fees	234	1,593	4,732	1,280	—	7,839
Other administrative expenses	8,688	11,832	12,966	9	(18,186)	15,309

Total operating expenses	9,116	22,880	37,518	10,191	(18,186)	61,519
Other income (expense):
Loss on investments, net	—	(2,023)	(3,748)	(23,717)	—	(29,488)
Gain (loss) on derivatives	—	3,677	1,725	(2,743)	—	2,659
Loss on residential mortgage investment portfolio	—	—	—	(26,956)	—	(26,956)
Gain on debt extinguishment	—	—	14,259	55,798	—	70,057
Other income (expense)	—	14,451	23,034	1,545	(27,139)	11,891
Earnings in subsidiaries	46,245	—	61,527	(33,191)	(74,581)	—
Intercompany	—	(7,109)	13,025	(5,916)	—	—

Total other income	46,245	8,996	109,822	(35,180)	(101,720)	28,163
Noncontrolling interests expense	—	(71)	—	(29)	—	(100)

Net income (loss) before income taxes	8,055	68,812	(24,605)	39,018	(83,167)	8,113
Income taxes	—	7,285	—	(7,227)	—	58

Net income (loss)	$8,055	$61,527	$(24,605)	$46,245	$(83,167)	$8,055

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended September 30, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income:
Loans	$1,616	$124,372	$19,713	$130,886	$(3,760)	$272,827
Mortgage-backed securities pledged, trading	—	—	—	58,127	—	58,127
Investment securities	—	20	16	921	—	957
Other	—	1,389	1,945	8,798	—	12,132

Total interest income	1,616	125,781	21,674	198,732	(3,760)	344,043
Fee income	—	11,901	9,554	7,883	—	29,338

Total interest and fee income	1,616	137,682	31,228	206,615	(3,760)	373,381
Operating lease income	—	—	—	27,490	—	27,490

Total investment income	1,616	137,682	31,228	234,105	(3,760)	400,871
Interest expense	17,464	63,354	11,594	144,102	(3,760)	232,754

Net investment (loss) income	(15,848)	74,328	19,634	90,003	—	168,117
Provision for loan losses	—	—	11,264	1,089	—	12,353

Net investment (loss) income after provision for loan losses	(15,848)	74,328	8,370	88,914	—	155,764
Operating expenses:
Compensation and benefits	93	6,260	31,935	21	—	38,309
Depreciation on direct real estate investments	—	—	—	8,924	—	8,924
Professional fees	918	729	3,738	1,617	—	7,002
Other administrative expenses	9,747	753	8,812	913	(9,327)	10,898

Total operating expenses	10,758	7,742	44,485	11,475	(9,327)	65,133
Other income (expense):
Gain (loss) on investments, net	—	1,553	(3,537)	—	—	(1,984)
Gain (loss) on derivatives	—	2,232	3,234	(20,960)	—	(15,494)
Loss on residential mortgage investment portfolio	—	—	—	(30,225)	—	(30,225)
Other income (expense)	—	4,799	3,220	(616)	(9,327)	(1,924)
Earnings in subsidiaries	54,871	—	71,335	41,991	(168,197)	—
Intercompany	—	(3,854)	3,854	—	—	—

Total other income (expense)	54,871	4,730	78,106	(9,810)	(177,524)	(49,627)
Noncontrolling interests expense	—	(16)	—	1,201	(3)	1,182

Net income before income taxes	28,265	71,332	41,991	66,428	(168,194)	39,822
Income taxes	—	—	—	11,557	—	11,557

Net income	$28,265	$71,332	$41,991	$54,871	$(168,194)	$28,265

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Nine Months Ended September 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
			(Unaudited)
			($ in thousands)

Net investment income:
Interest income:
Loans	$3,335	$336,004	$30,071	$341,843	$(3,344)	$707,909
Mortgage-backed securities pledged, trading	—	—	—	103,035	—	103,035
Investment securities	—	2,522	633	5,306		8,461
Other	—	8,190	2,650	6,314		17,154

Total interest income	3,335	346,716	33,354	456,498	(3,344)	836,559
Fee income	—	27,292	39,320	37,941	329	104,882

Total interest and fee income	3,335	374,008	72,674	494,439	(3,015)	941,441
Operating lease income	—	—	—	80,040	—	80,040

Total investment income	3,335	374,008	72,674	574,479	(3,015)	1,021,481
Interest expense:
Deposits	—	32,178	—	—	—	32,178
Borrowings	72,181	114,507	36,773	277,229	(3,344)	497,346

Total interest expense	72,181	146,685	36,773	277,229	(3,344)	529,524

Net investment (loss) income	(68,846)	227,323	35,901	297,250	329	491,957
Provision for loan losses	—	3,535	135,635	8,424	—	147,594

Net investment (loss) income after provision for loan losses	(68,846)	223,788	(99,734)	288,826	329	344,363
Operating expenses:
Compensation and benefits	875	15,766	82,425	4	—	99,070
Depreciation on direct real estate investments	—	—	—	26,804	—	26,804
Professional fees	2,459	2,963	20,421	3,919	—	29,762
Other administrative expenses	31,001	13,989	33,060	2,615	(36,631)	44,034

Total operating expenses	34,335	32,718	135,906	33,342	(36,631)	199,670
Other income (expense):
Loss on investments, net	—	(2,571)	(5,815)	(24,574)	(214)	(33,174)
(Loss) gain on derivatives	—	(1,389)	23,812	(42,777)	—	(20,354)
Loss on residential mortgage investment portfolio	—	—	—	(73,273)	—	(73,273)
Gain on debt extinguishment	—	—	28,504	54,278	—	82,782
Other income (expense)	—	12,845	48,426	382	(45,584)	16,069
Earnings in subsidiaries	178,281	—	181,733	55,225	(415,239)	—
Intercompany	—	(10,915)	22,829	(11,914)	—	—

Total other income (expense)	178,281	(2,030)	299,489	(42,653)	(461,037)	(27,950)
Noncontrolling interests expense	—	28	—	1,458	(6)	1,480

Net income before income taxes	75,100	189,012	63,849	211,373	(424,071)	115,263
Income taxes	—	7,285	—	33,092	—	40,377

Net income	$75,100	$181,727	$63,849	$178,281	$(424,071)	$74,886

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Nine Months Ended September 30, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interst income:
Loans	$10,686	$353,223	$65,024	$342,797	$(14,242)	$757,488
Mortgage-backed securities pledged, trading	—	—	—	155,893	—	155,893
Investment securities	—	72	90	2,960	—	3,122
Other	2	4,673	5,954	17,649	—	28,278

Total interest income	10,688	357,968	71,068	519,299	(14,242)	944,781
Fee income	—	54,659	42,860	26,902	—	124,421

Total interest and fee income	10,688	412,627	113,928	546,201	(14,242)	1,069,202
Operating lease income	—	—	—	69,934	—	69,934

Total investment income	10,688	412,627	113,928	616,135	(14,242)	1,139,136
Interest expense	37,870	178,760	34,644	382,662	(14,242)	619,694

Net investment (loss) income	(27,182)	233,867	79,284	233,473	—	519,442
Provision for loan losses	—	—	39,310	5,380	—	44,690

Net investment (loss) income after provision for loan losses	(27,182)	233,867	39,974	228,093	—	474,752
Operating expenses:
Compensation and benefits	951	17,027	98,938	21	—	116,937
Depreciation on direct real estate investments	—	—	—	23,075	—	23,075
Professional fees	2,344	2,087	13,609	4,321	—	22,361
Other administrative expenses	35,700	2,505	29,247	1,640	(34,567)	34,525

Total operating expenses	38,995	21,619	141,794	29,057	(34,567)	196,898
Other income (expense):
Gain (loss) on investments, net	—	21,182	(1)	—	—	21,181
Gain (loss) on derivatives	—	2,197	(583)	(16,210)	—	(14,596)
Loss on residential mortgage investment portfolio	—	—	—	(49,769)	—	(49,769)
Other income (expense)	—	13,371	42,696	(814)	(34,567)	20,686
Earnings in subsidiaries	257,498	—	241,935	189,260	(688,693)	—
Intercompany	—	(7,033)	7,033	—	—	—

Total other income	257,498	29,717	291,080	122,467	(723,260)	(22,498)
Noncontrolling interests expense	—	38	—	3,754	(8)	3,784

Net income before income taxes	191,321	241,927	189,260	317,749	(688,685)	251,572
Income taxes	—	—	—	60,251	—	60,251

Net income	$191,321	$241,927	$189,260	$257,498	$(688,685)	$191,321

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash flows
Nine Months Ended September 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
			(Unaudited)
			($ in thousands)

Operating activities:
Net income	$75,100	$181,727	$63,849	$178,281	$(424,071)	$74,886
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	(50)	580	—	—	530
Restricted stock expense	—	2,313	24,185	—	—	26,498
Gain on extinguishment of debt	—	—	(28,504)	(54,278)	—	(82,782)
Amortization of deferred loan fees and discounts	—	(26,660)	(25,789)	(19,127)	—	(71,576)
Paid-in-kind interest on loans	—	9,585	2,945	900	—	13,430
Provision for loan losses	—	3,535	135,635	8,424	—	147,594
Amortization of deferred financing fees and discounts	42,425	25,946	2,486	24,316	—	95,173
Depreciation and amortization	—	1,184	2,786	24,638	—	28,608
Benefit for deferred income taxes	—	—	—	(18,807)	—	(18,807)
Non-cash loss (gain) on investments, net	—	28,442	6,757	(80)	—	35,119
Non-cash loss on property and equipment disposals	—	—	9,270	—	—	9,270
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(4,869)	9,312	6,313	—	10,756
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	51,810	—	51,810
Net decrease in mortgage-backed securities pledged, trading	—	—	—	2,508,787	—	2,508,787
Amortization of discount on residential mortgage investments	—	—	—	(8,398)	—	(8,398)
Accretion of discount on commercial real estate “A” participation interest	—	(12,694)	—	—	—	(12,694)
(Increase) decrease in interest receivable	—	(51,107)	45,370	21,814	—	16,077
Decrease in loans held for sale, net	—	42,545	4,547	199,284	—	246,376
Decrease (increase) in intercompany note receivable	—	—	90,225	(15,153)	(75,072)	—
Increase in other assets	(4,343)	(33,652)	(90,808)	(37,385)	122,786	(43,402)
(Decrease) increase in other liabilities	(27,154)	93,846	(23,285)	(25,929)	(114,154)	(96,676)
Net transfers with subsidiaries	(800,289)	570,759	(195,434)	9,517	415,447	—

Cash (used in) provided by operating activities	(714,261)	830,850	34,127	2,854,927	(75,064)	2,930,579
Investing activities:
Decrease (increase) in restricted cash	—	19,608	85,840	(1,387,870)	—	(1,282,422)
Decrease in mortgage-related receivables, net	—	—	—	175,556	—	175,556
Decrease in commercial real estate “A” participation interest	—	206,730	—	—	—	206,730
Acquisition of CS Advisors CLO II	—	—	—	(18,619)	—	(18,619)
(Increase) decrease in loans, net	—	(1,569,218)	(173,529)	2,035,259	(54)	292,458
Acquisition of real estate, net of cash acquired	—	—	—	(10,154)	—	(10,154)
Acquisition of investments, net	—	(33,722)	(4,168)	(4,943)	—	(42,833)
Acquisition of marketable securities, available-for-sale	—	(797,063)	—	—	—	(797,063)
Net cash acquired in FIL transaction	—	3,187,037	—	—	—	3,187,037
Acquisition of property and equipment, net	—	(804)	(2,430)	(330)	—	(3,564)

Cash provided by (used in) investing activities	—	1,012,568	(94,287)	788,899	(54)	1,707,126
Financing activities:
Payment of deferred financing fees	(25,178)	(20,353)	120	(14,066)	—	(59,477)
Deposits accepted, net of repayments	—	(122,115)	—	—	—	(122,115)
Increase (decrease) in intercompany note payable	—	—	15,153	(90,225)	75,072	—
Repayments of repurchase agreements, net	—	(12,673)	—	(1,027,281)	—	(1,039,954)
Borrowings on (repayments of) credit facilities, net	424,763	(440,949)	111,091	(955,760)	—	(860,855)
Borrowings of term debt	—	(46)	—	—	46	—
Repayments of term debt	—	(298,528)	—	(1,384,170)	—	(1,682,698)
Repayments of other borrowings	—	—	(59,163)	(9,342)	—	(68,505)
Proceeds from issuance of common stock, net of offering costs	601,881	—	—	—	—	601,881
Proceeds from exercise of options	361	—	—	—	—	361
Tax expense on share based payments	—	—	—	(6,548)	—	(6,548)
Payment of dividends	(287,555)	—	—	(1,579)	—	(289,134)

Cash provided by (used in) financing activities	714,272	(894,664)	67,201	(3,488,971)	75,118	(3,527,044)

Increase in cash and cash equivalents	11	948,754	7,041	154,855	—	1,110,661
Cash and cash equivalents as of beginning of period	—	151,511	19,005	8,183	—	178,699

Cash and cash equivalents as of end of period	$11	$1,100,265	$26,046	$163,038	$—	$1,289,360

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
			(Unaudited)
			($ in thousands)

Operating activities:
Net income	$191,321	$241,927	$189,260	$257,498	$(688,685)	$191,321
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	344	5,350	—	—	5,694
Restricted stock expense	—	3,136	23,078	—	—	26,214
Amortization of deferred loan fees and discounts	—	(18,526)	(27,597)	(20,721)	—	(66,844)
Paid-in-kind interest on loans	—	(4,747)	(11,163)	(3,787)	—	(19,697)
Provision for loan losses	—	—	39,310	5,380	—	44,690
Amortization of deferred financing fees and discounts	2,885	11,173	349	16,855	—	31,262
Depreciation and amortization	—	236	2,456	23,675	—	26,367
Benefit for deferred income taxes	—	—	—	(3,741)	—	(3,741)
Non-cash loss on investments, net	—	3,232	3,748	—	—	6,980
Non-cash (gain) loss on property and equipment disposals	—	(1,347)	766	1,140	—	559
Unrealized loss (gain) on derivatives and foreign currencies, net	—	(6,569)	15,392	1,479	—	10,302
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	60,310	—	60,310
Net increase in mortgage-backed securities pledged, trading	—	—	—	(638,780)	—	(638,780)
Amortization of discount on residential mortgage investments	—	—	—	(29,862)	—	(29,862)
Decrease in interest receivable	—	13,941	8,685	26,834	—	49,460
Increase in loans held for sale, net	—	(114,487)	(38,435)	(371,205)	—	(524,127)
Decrease (increase) in intercompany note receivable	—	2,137	(117,124)	—	114,987	—
(Increase) decrease in other assets	(13,735)	249	(20,387)	(42,750)	8,130	(68,493)
(Decrease) increase in other liabilities	(7,072)	(10,253)	(8,685)	98,479	1,434	73,903
Net transfers with subsidiaries	(645,444)	(77,536)	(407,115)	441,410	688,685	—

Cash (used in) provided by operating activities	(472,045)	42,910	(342,112)	(177,786)	124,551	(824,482)
Investing activities:
Decrease (increase) in restricted cash	—	20,689	32,674	(109,248)	—	(55,885)
Decrease in mortgage-related receivables, net	—	—	—	217,263	—	217,263
Decrease in receivables under reverse-repurchase agreements, net	—	25,735	—	—	—	25,735
Decrease (increase) in loans, net	104	(395,915)	134,023	(1,030,231)	(10,217)	(1,302,236)
Acquisition of real estate, net of cash acquired	—	—	—	(253,182)	—	(253,182)
Acquisition of investments, net	—	(16,787)	(1,394)	(18,489)	—	(36,670)
Disposal (acquisition) of property and equipment, net	—	33	(4,370)	—	—	(4,337)

Cash provided by (used in) investing activities	104	(366,245)	160,933	(1,193,887)	(10,217)	(1,409,312)
Financing activities:
Payment of deferred financing fees	(1,283)	(19,211)	(2,287)	(12,640)	—	(35,421)
(Decrease) increase in intercompany note payable	—	(13,331)	—	128,318	(114,987)	—
(Repayments of) borrowings repurchase agreements, net	—	(25,160)	—	544,869	—	519,709
Borrowings on (repayments of) credit facilities, net	54,552	489,021	110,033	(205,325)	—	448,281
Borrowings of term debt	—	737,347	232	1,121,695	653	1,859,927
Repayments of term debt	—	(959,048)	(4,830)	(238,108)	—	(1,201,986)
Borrowings under other borrowings	245,151	—	75,629	—	—	320,780
Proceeds from issuance of common stock, net of offering costs	507,479	—	—	—	—	507,479
Proceeds from exercise of options	4,693	—	—	—	—	4,693
Tax benefits on share based payments	—	—	—	2,354	—	2,354
Payment of dividends	(338,808)	—	—	(3,503)	—	(342,311)

Cash provided by financing activities	471,784	209,618	178,777	1,337,660	(114,334)	2,083,505

(Decrease) increase in cash and cash equivalents	(157)	(113,717)	(2,402)	(34,013)	—	(150,289)
Cash and cash equivalents as of beginning of period	157	238,224	46,723	111,047	—	396,151

Cash and cash equivalents as of end of period	$—	$124,507	$44,321	$77,034	$—	$245,862

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Direct Real Estate Investments

Our direct real estate investments primarily consist of long-term care facilities generally leased through long-term, triple-net operating leases. During the nine months ended September 30, 2008, our gross direct real estate investments increased by $8.0 million primarily through the acquisition of one skilled nursing facility partially offset by a sale of one skilled nursing facility. Our direct real estate investments as of September 30, 2008 and December 31, 2007, were as follows:

	September 30,	December 31,
	2008	2007
	($ in thousands)

Land	$106,797	$106,620
Buildings	910,413	902,863
Furniture and equipment	51,847	51,545
Accumulated depreciation	(70,223)	(43,424)

Total	$998,834	$1,017,604

Note 13.	Deposits

As of September 30, 2008, CapitalSource Bank had $5.0 billion in deposits, which are insured up to the maximum legal limit by the FDIC.

As of September 30, 2008, the weighted-average interest rate for savings and money market deposit accounts was 2.69% and for certificates of deposit (including brokered), it was 3.58%. The weighted-average interest rate for all deposits on September 30, 2008 was 3.48%.

As of September 30, 2008, interest-bearing deposits at CapitalSource Bank were as follows ($ in thousands):

Interest-bearing deposits:
Money market	$317,725
Savings	290,904
Certificates of deposit	4,391,970
Brokered certificates of deposit	47,652

Total interest-bearing deposits	$5,048,251

As of September 30, 2008 the amount of time deposits with a denomination of $100,000 or more was $1.6 billion.

As of September 30, 2008, certificates of deposit at CapitalSource Bank detailed by maturity were as follows:

Maturing by September 30,	Amount	Weighted Average Rate
	($ in thousands)

2009	$4,394,294	3.57%
2010	23,624	4.20
2011	11,738	5.07
2012	9,220	4.97
2013	746	4.43

Total	$4,439,622	3.58%

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended September 30, 2008, interest expense on deposits was as follows ($ in thousands):

Savings and money market deposit accounts	$2,855
Certificates of deposit	28,954
Brokered certificates of deposit	505
Penalties for early withdrawal	(136)

Total interest expense	$32,178

Note 14.	Borrowings

For a detailed discussion of our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2007, included in our Form 10-K. As of September 30, 2008 and December 31, 2007, our borrowings were as follows:

	September 30, 2008			December 31, 2007
	Short-Term	Long-Term	Total Borrowings	Short-Term	Long-Term	Total Borrowings
	($ in thousands)

Repurchase agreements	$2,772,073	$98,000	$2,870,073	$3,783,722	$126,305	$3,910,027
Credit facilities	—	1,515,261	1,515,261	71,338	2,135,725	2,207,063
Term debt	—	5,412,535	5,412,535	59,911	7,086,526	7,146,437
Other borrowings	—	1,600,223	1,600,223	—	1,704,108	1,704,108

Total	$2,772,073	$8,626,019	$11,398,092	$3,914,971	$11,052,664	$14,967,635

For the three and nine months ended September 30, 2008, we recognized total interest expense of $14.8 million and $68.1 million on short-term borrowings and $133.5 million and $429.2 million on long-term borrowings, respectively. For the three and nine months ended September 30, 2007, we recognized total interest expense of $63.1 million and $167.3 million on short-term borrowings and $169.7 million and $452.4 million on long-term borrowings, respectively.

The following changes to our borrowings occurred during the nine months ended September 30, 2008:

Repurchase Agreements

During the nine months ended September 30, 2008, we entered into three new master repurchase agreements and borrowed under our existing repurchase agreements with various financial institutions to finance the purchase of RMBS, Agency Discount Notes and U.S. Treasury securities. One of our new master repurchase agreements was a facility with Citigroup Global Markets Inc., to finance the purchase of U.S. Treasury securities that had a maximum facility amount of $1.0 billion for September and October 2008. As of September 30, 2008, we had borrowed the full facility amount of $1.0 billion. The facility also provides for a maximum facility amount of $1.5 billion for December 2008 and January 2009 to finance the purchase of U.S. Treasury securities.

As of September 30, 2008, we had borrowings outstanding under seven master repurchase agreements with various financial institutions to finance the purchases of RMBS, Agency Discount Notes and U.S. Treasury securities. As of September 30, 2008 and December 31, 2007, the aggregate amounts outstanding under such repurchase agreements were $2.9 billion and $3.9 billion, respectively. As of September 30, 2008 and December 31, 2007, these repurchase agreements had weighted average borrowing rates of 2.15% and 5.12%, respectively, and weighted average remaining maturities of 0.6 months and 2.5 months, respectively. The terms of most of our borrowings pursuant to these repurchase agreements typically reset every 30 days. As of September 30, 2008 and December 31, 2007, these repurchase agreements were collateralized by Agency MBS, Agency Discount Notes and U.S. Treasury securities with a fair value of $3.0 billion and $4.1 billion, respectively, including accrued interest, and cash deposits of $25.2 million and $29.2 million, respectively, made to cover margin calls.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities

We utilize both secured and unsecured credit facilities to fund our commercial loans, finance certain of our direct real estate investments and for general corporate purposes. Our committed credit facility capacities were $2.7 billion and $5.6 billion as of September 30, 2008 and December 31, 2007, respectively.

In February 2008, we exercised our option to extend the maturity date of our $1.07 billion unsecured credit facility from March 13, 2009 to March 13, 2010. On June 26, 2008, we amended this facility to provide us with additional flexibility to operate our business following our acquisition of 22 retail banking branches and certain assets from FIL and the restructuring of our healthcare net lease business. The amendment increased pricing on borrowings, based on our current senior unsecured debt rating, by 1.875% to 3.0% over LIBOR or 1.5% over the applicable base rate and modified certain financial covenants.

In April 2008, we renewed our CSE QRS Funding I secured credit facility at a commitment amount of $1.0 billion. The interest rate was increased from the applicable Commercial Paper (“CP”) rate or LIBOR + 0.75% to the applicable CP rate or LIBOR + 2.0% and the unused line and renewal fees increased in accordance with prevailing market conditions. Following the sale of loan assets to CapitalSource Bank in July 2008, we reduced the commitment amount on this facility to $815.0 million.

In May 2008, we entered into a revised CS Funding VII secured credit facility at a commitment amount of $1.0 billion. The interest rate under this facility as compared to the credit facility that it replaced was increased from one month LIBOR plus 0.90% to the applicable CP rate plus 2.25% and the maturity date was extended to March 31, 2009. Following the sale of loan assets to CapitalSource Bank in July 2008, we reduced the commitment amount on this facility by $600.0 million to $400.0 million and in August 2008, we further reduced the commitment amount by $115.0 million to $285.0 million. We are not required to make any further reductions.

In May 2008, in connection with consummation of the CS Funding VII secured credit facility described above, we fully repaid all amounts outstanding under our $1.5 billion secured, revolving credit facility with Citigroup Global Markets Realty Corp., which was scheduled to mature on August 1, 2008, and we terminated that facility.

As a result of the $600 million voluntary commitment reduction in our CS Funding VII secured credit facility described above, the formation of CapitalSource Bank, and our intercompany sale of loans to CapitalSource Bank, we reduced the maximum commitment amounts and outstanding balances under our 2007-A term debt securitization and CS Funding VII and CSE QRS Funding II credit facilities below the aggregate commitment and aggregate borrowing limits and are not required to make any further reductions. In August 2008, we terminated our CSE QRS Funding II secured credit facility and fully repaid the outstanding principal balance.

In September 2008, we amended our CS Europe credit facility to reduce the commitment by €50.0 million to €200.0 million. The interest rate was increased from EURIBOR + 1.0% to EURIBOR + 2.5% and the facility maturity date was amended to September 23, 2009.

Our CAD $75.1 million unsecured credit facility and our $200.0 million secured credit facility matured as scheduled in February and March 2008, respectively.

Term Debt

In January and July 2008, respectively, we repaid all amounts outstanding under our series 2004-1 Term Debt notes and 2007-3 Term Debt notes.

In May 2008, we amended our 2007-A term debt securitization. The interest payable on the sold notes under the term securitization was increased to 2.25% above the applicable CP rate. In conjunction with our intercompany sale of loans to CapitalSource Bank in July 2008, we reduced the balance of this debt by $448.0 million. We are not required to make any further reductions.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August and September 2008, we purchased $109.8 million of certain tranches of our 2006-A term debt securitization at a discount to face value and realized a pre-tax gain of $55.8 million for the quarter.

Other Borrowings

As of September 30, 2008 and December 31, 2007, other borrowings were as follows:

	September 30,	December 31,
	2008	2007
	($ in thousands)

Convertible debt, net (1)	$749,102	$780,630
Subordinated debt	444,265	529,877
Mortgage debt	331,693	341,086
Notes payable	75,163	52,515

Total	$1,600,223	$1,704,108

(1)	Amounts presented are net of $51.9 million and $19.7 million in beneficial conversion options, net of amortization, as of September 30, 2008 and December 31, 2007, respectively.

Subordinated Debt

In June 2008, we purchased all of the $37.5 million of preferred securities issued under one of our trust preferred series at a discount from liquidation value and terminated the trust. We realized a pre-tax gain of $14.3 million from this purchase and resulting extinguishment of the related debt, which has been recorded as a component of other income in the accompanying consolidated statements of income.

In June 2008, we also purchased $44.3 million of preferred securities from various issuances at discounts from liquidation value. All of the preferred securities purchased were exchanged for $45.7 million of the related subordinated debt which, in turn, was retired as of July 30, 2008. We realized a gain of approximately $14.0 million during the three months ended September 30, 2008, which has been recorded as a component other income in the accompanying consolidated statements of income.

In August 2008, we purchased an additional $5.0 million of preferred securities and will extinguish the related debt at the next applicable distribution date, recognizing a gain of $1.4 million.

Single Purpose Loan Financing

In May 2008, we purchased subordinated notes of a SPE to which one of our other wholly owned indirect subsidiaries provided advisory services. In accordance with FIN 46(R), we determined that we were the primary beneficiary of the SPE. As a result, we consolidated the assets and liabilities of the SPE for financial reporting purposes, including commercial loans with a principal balance of $236.2 million and a fair value of $205.8 million and a related debt facility of $187.1 million. In connection with this transaction, we paid $13.3 million to a third-party warehouse lender to settle a limited guarantee we had provided under which we agreed to assume a portion of net losses realized by the loans held by the SPE up to a specific loss limit. During the three months ended June 30, 2008, we sold $162.9 million of these loans to third parties using the proceeds to repay the principal balance on the facility. The balance of the facility was fully repaid and terminated in July 2008.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the nine months ended September 30, 2008 was as follows:

Outstanding as of December 31, 2007	220,704,800
Issuance of common stock	54,966,791
Exercise of options	56,813
Restricted stock and other stock grants, net	636,304

Outstanding as of September 30, 2008	276,364,708

On May 1, 2008, our shareholders voted to amend our charter to increase the authorized shares of common stock to 1.2 billion.

Dividend Reinvestment and Stock Purchase Plan

We offer a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three months ended September 30, 2008, we did not sell any shares under the direct purchase features of the DRIP. During the nine months ended September 30, 2008, we received $198.2 million related to the direct purchase of 15.4 million shares of our common stock pursuant to the DRIP. During the three and nine months ended September 30, 2007, we received $251.0 million and $437.7 million, respectively, related to the direct purchase of 14.2 million and 21.7 million shares of our common stock pursuant to the DRIP, respectively. In addition, we received proceeds of $2.6 million and $38.4 million related to cash dividends reinvested in 0.2 million and 3.6 million shares of our common stock during the three and nine months ended September 30, 2008, respectively. We received proceeds of $40.3 million and $69.8 million related to the cash dividends reinvested for 2.1 million and 3.3 million shares of our common stock, respectively, during the three and nine months ended September 30, 2007, respectively.

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

Note 16.	Income Taxes

We elected REIT status under the Internal Revenue Code (the “Code”) when we filed our federal income tax return for the year ended December 31, 2006. On October 30, 2008, we announced our decision to revoke our REIT election in 2009. We intend to maintain REIT status through 2008 but will not be in a REIT next year.

To continue to qualify as a REIT for 2008, we are required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. While a REIT, we generally are not subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities. We are, however, subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). If we fail to qualify as a REIT in any taxable year for which we have elected REIT status, all of our taxable income for that year would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. In addition, we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under specific statutory provisions. While a REIT, we will still be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

As certain of our subsidiaries are TRSs, while we are a REIT we will continue to report a provision for income taxes within our consolidated financial statements. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

During the three and nine months ended September 30, 2008, we recorded $0.1 million and $40.4 million of income tax expense, respectively. For the three and nine months ended September 30, 2007, we recorded $11.6 million and $60.3 million of income tax expense, respectively. Our effective income tax rate on our consolidated net income was 35.0% and 24.0% for the nine months ended September 30, 2008 and 2007, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by some of these tax jurisdictions for tax years 2003 forward. In June 2008, we settled an Internal Revenue Service examination for the tax years 2004 and 2005 and concluded certain state examinations of tax years 2003 to 2005. During the three months ended September 30, 2008, we benefited from a reduced assessment of $0.4 million of interest expense and $0.4 million of taxes based primarily on final state settlements. During the nine months ended September 30, 2008, we incurred interest expense of $1.6 million and $2.4 million of additional tax in connection with the settlement and conclusion of these examinations. We are currently under examination by certain states for the tax years 2004 and 2005, and we have been notified by the Internal Revenue Service that we will be audited for tax years 2006 and 2007.

Note 17.	Comprehensive (Loss) Income

Comprehensive (loss) income for the three and nine months ended September 30, 2008 and 2007, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands)

Net income	$8,055	$28,265	$74,886	$191,321
Unrealized loss on available-for-sale securities, net of tax	(9,501)	(606)	(14,522)	(3,404)
Unrealized (loss) gain on foreign currency translation, net of tax	(12,328)	3,528	(2,198)	5,709
Unrealized loss on cash flow hedges, net of tax	(22)	(833)	(799)	(296)

Comprehensive (loss) income	$(13,796)	$30,354	$57,367	$193,330

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive (loss) income, net as of September 30, 2008 and December 31, 2007, was as follows:

	September 30,	December 31,
	2008	2007
	($ in thousands)

Unrealized loss on available-for-sale securities, net of tax	$(14,911)	$(389)
Unrealized gain on foreign currency translation, net of tax	2,151	4,349
Unrealized gain on cash flow hedge, net of tax	191	990

Accumulated other comprehensive (loss) income, net	$(12,569)	$4,950

Note 18.  Net Income per Share

The computations of basic and diluted net income per share for the three and nine months ended September 30, 2008 and 2007, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands, except per share data)

Basic net income per share:
Net income	$8,055	$28,265	$74,886	$191,321
Average shares — basic	272,005,048	191,976,931	242,495,601	185,522,634
Basic net income per share	$0.03	$0.15	$0.31	$1.03

Diluted net income per share:
Net income	$8,055	$28,265	$74,886	$191,321
Average shares — basic	272,005,048	191,976,931	242,495,601	185,522,634
Effect of dilutive securities:
Option shares	53,964	161,394	73,245	453,770
Unvested restricted stock	362,763	1,415,679	918,736	1,493,333
Stock units	163,704	53,982	127,266	40,507
Conversion premium on the Debentures(1)	—	—	—	126,258

Average shares — diluted	272,585,479	193,607,986	243,614,848	187,636,502

Diluted net income per share	$0.03	$0.15	$0.31	$1.02

(1)	For the nine months ended September 30, 2007, the conversion premiums on the 1.25% Debentures and 1.625% Debentures represented the dilutive shares based on a conversion price of $23.22.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Stock options	8,785,232	8,543,433	8,699,727	3,792,836
Non-managing member units	499,226	1,996,855	1,070,871	2,148,280
1.25% and 1.625% Convertible Debentures due 2034(1)	10,877,640	—	3,652,346	—

3.5% and 4.0% Convertible Debentures due 2034(1)	15,258,465	—	5,123,280	—

Shares subject to a written call option	7,401,420	7,401,420	7,401,420	7,401,420

(1)	For the three months ended September 30, 2008, we began applying the if-converted method to determine the effect on diluted net income per share of shares issuable pursuant to convertible debt as we are no longer assuming cash settlement of the underlying principal. For the periods prior to the three months ended September 30, 2008, we used the treasury stock method to determine the effect on diluted income per share of shares issuable pursuant to the conversion premium of convertible debt. See Note 25, Subsequent Events, and Note 11, Borrowings, of our audited consolidated financial statements as of December 31, 2007, included in our Form 10-K, for further information on convertible debt.

For the three and nine months ended September 30, 2008, the conversion premium on the 7.25% Senior Subordinated Convertible Debentures (the “7.25% Debentures”) was considered to be antidilutive based on the conversion price. As of September 30, 2008 and 2007, the conversion price of the 7.25% Debentures was $27.09. The conversion price related to the 7.25% Debentures will be adjusted only if we pay quarterly dividends on our common stock greater than $0.60 per share. Also, we have excluded the shares underlying the principal balance of the 7.25% Debentures for all periods presented.

Note 19.	Stock-Based Compensation

We issued stock-based compensation under our Third Amended and Restated Equity Incentive Plan (the “Plan”). A total of 33.0 million shares of common stock were originally reserved for issuance under the Plan. Any shares that may be issued under the Plan to any person pursuant to an option or stock appreciation right (an “SAR”) are counted against this limit as one share for every one share granted. Any shares that may be issued under the Plan to any person, other than pursuant to an option or SAR, are counted against this limit as one and one-half shares for every one share granted. As of September 30, 2008, there were 13.1 million shares subject to outstanding grants and 9.2 million shares remaining available for future grants under the Plan. Total compensation costs recognized in income pursuant to the Plan were $9.7 million and $27.0 million for the three and nine months ended September 30, 2008, respectively, and $11.3 million and $31.9 million for the three and nine months ended September 30, 2007.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2008, was $2.73. The total intrinsic value of options exercised during the nine months ended September 30, 2008, was $0.5 million. As of September 30, 2008, the total unrecognized compensation cost related to nonvested options granted pursuant to the Plan was $2.7 million. This cost is expected to be recognized over a weighted average period of 1.72 years.

The weighted average grant date fair value of restricted stock granted during the nine months ended September 30, 2008, was $13.71. The total fair value of restricted stock that vested during the nine months ended September 30, 2008, was $28.3 million. As of September 30, 2008, the total unrecognized compensation cost related to nonvested restricted stock granted pursuant to the Plan was $44.5 million. This cost is expected to be recognized over a weighted average period of 1.73 years.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For further discussion of our accounting for stock-based compensation, see Note 17, Stock-Based Compensation, in our audited consolidated financial statements for the year ended December 31, 2007, included in our Form 10-K.

Note 20.	Bank Regulation

CapitalSource Bank operates and is chartered as an industrial bank in the State of California and is subject to supervision and regulation by the California Department of Financial Institutions (“DFI”) and the FDIC. CapitalSource Bank operates in accordance with conditions imposed by the DFI and FDIC in connection with regulatory approvals obtained in connection with its establishment. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The conditions in the regulatory approvals include, among others, requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15% and, like many other de novo banks, not pay any dividends for its first three years of operations without prior approval of its regulators.

The DFI and FDIC also have extensive enforcement authority over the banks they supervise, including CapitalSource Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, enforcement actions may be initiated for or based upon violations of laws and regulations, unsafe or unsound practices and other actions or inaction, including misleading or untimely reports. Except under certain circumstances, public disclosure of final enforcement actions by the FDIC or DFI is required.

In addition, the investment, lending and branching authority of CapitalSource Bank is prescribed by California laws and it is prohibited from engaging in any activities not permitted by these laws. Under California law, industrial banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus, although additional amounts may be lent up to 10% of unimpaired capital and surplus if secured by specified readily marketable collateral. As of September 30, 2008, CapitalSource Bank’s limit on loans to one borrower was $140 million if unsecured and $233 million if secured by collateral and its largest loan commitment to a single borrowing entity was $135 million.

CapitalSource Bank must meet minimum capital requirements and specific capital guidelines that involve quantitative measures of its assets and certain off-balance sheet items as calculated under regulatory accounting practices. CapitalSource Bank’s capital amounts, ability to pay dividends and other requirements and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

We and our wholly owned subsidiaries, CapitalSource TRS Inc. (“TRS”) and CapitalSource Finance LLC (“CSF” and together with CapitalSource and TRS, the “Parent Companies”), and CapitalSource Bank entered into a Capital Maintenance and Liquidity Agreement (“CMLA”) with the FDIC requiring the Parent Companies to maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15%, to maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well capitalized” under the relevant banking regulations, and for CapitalSource and CSF to provide a $150 million unsecured revolving credit facility that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. The Parent Companies and CapitalSource Bank also entered into a Parent Company Agreement with the FDIC requiring the Parent Companies to maintain the capital levels of CapitalSource Bank at the levels required in the CMLA, and providing the Parent Companies’ consent to examination by the FDIC in order for the FDIC to monitor compliance with the laws and regulations applicable to CapitalSource and its affiliates.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CapitalSource Bank’s minimum capital requirements to be considered “well-capitalized” or to be in compliance with its approval orders and actual regulatory capital requirements as of September 30, 2008 were as follows:

	Actual		Minimum Required
	Amount	Ratio	Amount	Ratio
	($ in thousands)

Tier-1 Leverage Capital	$756,603	12.65%	$298,943	5.00%
Risk-Based Capital:
Tier-1	756,603	16.05	282,927	6.00
Total	760,149	16.12	707,318	15.00

The calculations of the respective capital amounts at CapitalSource Bank as of September 30, 2008, were as follows ($ in thousands):

Common stockholder’s equity at CapitalSource Bank	$931,435
Less:
Disallowed goodwill and other disallowed intangible assets	(174,671)
Unrealized gains on available-for-sale securities	(161)

Total Tier-1 Capital	756,603
Add: Allowable portion of the allowance for loan losses and other	3,546

Total Risk-Based Capital	$760,149

Note 21.	Commitments and Contingencies

As of September 30, 2008, we had issued $166.4 million in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $5.6 million, in other liabilities on our accompanying consolidated balance sheet as of September 30, 2008.

As of September 30, 2008 and December 31, 2007, we had unfunded commitments to extend credit to our clients of $3.9 billion and $4.7 billion, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. We expect that our commercial loan commitments outside of CapitalSource Bank will continue to exceed our available funds for the foreseeable future. Our obligation to fund unfunded commitments is generally based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet specified preconditions to borrowing. In some cases, our unfunded commitments do not require additional collateral to be provided by a borrower as a prerequisite to future fundings by us or additional funding under these commitments is at our discretion.

As of September 30, 2008, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. Under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB No. 143, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of September 30, 2008, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheet as of September 30, 2008.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 22.	Derivative Instruments

In addition to the derivatives related to our residential mortgage investments discussed in Note 8, Residential Mortgage-Backed Securities and Certain Derivative Instruments, we have also entered into various derivative instruments to manage interest rate and foreign exchange risk in our Commercial Banking segment. We account for these derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust these instruments to fair value through income as a component of gain (loss) on derivatives in the accompanying consolidated statements of income. During the three and nine months ended September 30, 2008, we recognized net realized and unrealized gains of $2.7 million and net realized and unrealized losses $20.4 million, respectively, related to these derivative instruments. For the three and nine months ended September 30, 2007, we recognized net realized and unrealized losses of $15.5 million and $14.6 million, respectively, related to these derivative instruments. As of September 30, 2008, our commercial derivative activities resulted in an asset position of $16.2 million, which is recorded on our consolidated balance sheet as other assets and a liability position of $56.3 million, which is recorded on our consolidated balance sheet as other liabilities. As of December 31, 2007, our commercial derivative activities resulted in an asset position of $37.8 million, which is recorded on our consolidated balance sheet as other assets and a liability position of $73.9 million, which is recorded on our consolidated balance sheet as other liabilities.

Note 23.	Fair Value Measurements

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

Assets and Liabilities

Marketable Securities

Marketable securities consist of Agency Discount Notes and Agency Callable Notes that are carried at fair value and classified as available for sale securities under SFAS No. 115, Investments in Debt and Equity Securities (“SFAS No. 115”). The securities are valued using quoted prices from external market participants, including pricing services.

Residential Mortgage-Backed Securities

Residential mortgage related securities are carried at fair value. Agency MBS are classified as trading and Non-Agency MBS are classified as available-for-sale under SFAS No. 115. Where possible, these securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available, the values are determined using quoted prices of securities with similar characteristics or internal pricing models inclusive of assumptions related to prepayment speeds and credit losses. Level 2 securities relate principally to Agency MBS, and Level 3 securities relate principally to Non-Agency MBS for which there was no active market as of September 30, 2008.

Loans Held for Sale

The fair value of loans held for sale is determined using actual market transactions when available. In situations when market transactions are not available, we use the income approach through internally developed valuation models to estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Key inputs to these valuations include costs of completion and unit settlement prices for the underlying collateral of the loans. Fair values determined through actual market transactions are classified within Level 2 of the valuation hierarchy while fair values determined through internally developed valuation models are classified within Level 3.

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

Derivative Assets and Liabilities

Derivatives relate principally to interest rate swaps, caps, floors, basis swaps and forward exchange contracts which we enter into to manage interest rate risk and foreign exchange risk. Our derivatives are principally traded in over-the-counter markets where quoted market prices are not readily available and instead are measured where possible, using market observable inputs such as interest rate yield curves, volatilities and basis spreads. Accordingly, we typically classify our derivatives in Level 2 of the fair value hierarchy. We also consider counterparty credit risk in valuing our derivatives.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans Held for Investment

Pursuant to the provisions of SFAS No. 114, we may utilize the fair value of collateral as a practical expedient to establish a specific reserve for those loans that are collateral dependent and for which we have determined a specific reserve is necessary. To determine the fair value of the collateral, we may employ different approaches depending on the type of collateral. Typically, we determine the fair value of the collateral using internally developed models. Our models utilize industry valuation benchmarks, such as multiples of EBITDA ranging from three to ten times, depending on the industry, to determine a value for the underlying enterprise. In certain cases where our collateral is a fixed or other tangible asset, we will periodically obtain a third party appraisal. Where these assets have been measured to fair value, we typically classify them in Level 3 of the fair value hierarchy.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety based on the lowest level of input that is significant to the fair value measurement as required by SFAS No. 157. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of September 30, 2008 were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	September 30, 2008	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Marketable securities, available-for-sale	$797,063	$—	$797,063	$—
Mortgage-backed securities pledged, trading	1,522,960	—	1,522,960	—
Investments carried at fair value:
Investments available-for-sale	33,213	—	375	32,838
Warrants	5,930	—	—	5,930
Other assets held at fair value:
Derivative assets	55,642	—	55,642	—

Total assets	$2,414,808	$—	$2,376,040	$38,768

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$187,364	$—	$187,364	$—

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended September 30, 2008, that has been classified in Level 3 was as follows:

		Realized and Unrealized
		Losses			Purchases,
				Total	Sales,
			Included in	Realized	Issuances,
	Balance as of		Other	and	and	Transfers	Balance as of	Unrealized
	July 1,	Included in	Comprehensive	Unrealized	Settlements,	In (Out)	September 30,	Losses
	2008	Income	Income, Net	Losses	net	of Level 3	2008	(1)
	($ in thousands)

Assets
Investments carried at fair value:
Investments available-for-sale	$50,794	$(2,074)	$(15,883)	$(17,957)	$—	$—	$32,838	$(17,957)
Warrants	7,900	(772)	—	(772)	(1,198)	—	5,930	(1,521)

Total assets	$58,694	$(2,846)	$(15,883)	$(18,729)	$(1,198)	$—	$38,768	$(19,478)

(1)	Represents unrealized losses relating to assets/liabilities held as of September 30, 2008.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 included in income for the three months ended September 30, 2008, reported in (loss) gain on investments, net, and loss on residential mortgage investment portfolio, were as follows:

			Loss on
	Interest	Loss on	Residential Mortgage
	Income	Investments, net	Investment Portfolio
	($ in thousands)

Total losses included in earnings for the period	$(114)	$(1,294)	$(1,438)
Unrealized losses relating to assets still held at reporting date	(114)	(2,043)	(1,438)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the nine months ended September 30, 2008, that has been classified in Level 3 was as follows:

		Realized and Unrealized
		Losses			Purchases,
				Total	Sales,
			Included in	Realized	Issuances,
	Balance as of		Other	and	and	Transfers	Balance as of	Unrealized
	January 1,	Included in	Comprehensive	Unrealized	Settlements,	In (Out)	September 30,	Losses
	2008	Income	Income, Net	Losses	net	of Level 3	2008	(1)
	($ in thousands)

Assets
Investments carried at fair value:
Investments available-for-sale	$12,837	$(4,793)	$(24,106)	$(28,899)	$48,900	$—	$32,838	$(28,899)
Warrants	8,994	(569)	(18)	(587)	(2,477)	—	5,930	(927)

Total assets	$21,831	$(5,362)	$(24,124)	$(29,486)	$46,423	$—	$38,768	$(29,826)

(1)	Represents unrealized losses relating to assets/liabilities held as of September 30, 2008.

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 included in income for the nine months ended September 30, 2008, are reported in (loss) gain on investments, net, and loss on residential mortgage investment portfolio were as follows:

			Loss on
	Interest	Loss on	Residential Mortgage
	Income	Investments, net	Investment Portfolio
	($ in thousands)

Total gains (losses) included in earnings for the period	$96	$(1,398)	$(4,061)
Unrealized gains (losses) relating to assets still held at reporting date	96	(1,756)	(4,061)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. The table below provides the fair values of such assets classified by their position in the fair value hierarchy determined in accordance with SFAS No. 157. The table also provides the gains/(losses) related to those assets recorded during the nine months ended September 30, 2008.

		Quoted Prices in			Total Losses
	Fair Value	Active Markets	Significant Other	Significant	Three Months	Nine Months
	Measurement as of	for Identical	Observable Inputs	Unobservable	Ended	Ended
	September 30, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)	September 30, 2008	September 30, 2008
	($ in thousands)

Assets
Loans held for sale	$29,055	$—	$15,392	$13,663	$(1,087)	$(1,087)
Loans held for investment(1)	383,762	—	—	383,762	(74,954)	(89,988)
Investments carried at cost	18,523	—	—	18,523	(33,377)	(33,790)
Investments accounted for under the equity method	6,675	—	—	6,675	(2,598)	(2,812)

Total assets	$438,015	$—	$15,392	$422,623	$(112,016)	$(127,677)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs as provided for by SFAS No. 114. Transaction costs were not significant as of the balance sheet date.

Note 24.	Segment Data

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. We operate as three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Banking segment comprises our commercial lending and banking business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment and other REIT qualifying activities.

For the three and nine months ended September 30, 2007, we presented financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business activities and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans, RMBS and other REIT qualifying investments. Beginning in the fourth quarter of 2007, we began presenting financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes have been made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. Beginning in the third quarter of 2008, we changed the name of our Commercial Finance segment to Commercial Banking to incorporate the depository products and services of CapitalSource Bank. We have reclassified all comparative prior period segment information to reflect our three reportable segments.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2008
				Residential
	Commercial	Healthcare		Mortgage	Consolidated
	Banking	Net Lease		Investment	Total
	($ in thousands)

Total interest and fee income	$257,120	$336		$46,530	$303,986
Operating lease income	—	28,140		—	28,140
Interest expense	133,357	10,824	(1)	36,315	180,496
Provision for loan losses	105,282	—		4,979	110,261
Operating expenses(2)	47,454	11,555		2,510	61,519
Other income (expense)(3)	54,813	107		(26,757)	28,163
Noncontrolling interests expense	(154)	54		—	(100)

Net income (loss) before income taxes	25,994	6,150		(24,031)	8,113
Income taxes	58	—		—	58

Net income (loss)	$25,936	$6,150		$(24,031)	$8,055

Total assets as of September 30, 2008	$13,753,793	$1,066,868		$5,045,375	$19,866,036

	Three Months Ended September 30, 2007
				Residential
	Commercial	Healthcare		Mortgage	Consolidated
	Banking	Net Lease		Investment	Total
	($ in thousands)

Total interest and fee income	$278,823	$487		$94,071	$373,381
Operating lease income	—	27,490		—	27,490
Interest expense	132,595	11,007	(1)	89,152	232,754
Provision for loan losses	11,938	—		415	12,353
Operating expenses(2)	52,782	11,001		1,350	65,133
Other income (expense)(3)	(18,177)	(1,225)		(30,225)	(49,627)
Noncontrolling interests expense	(276)	1,458		—	1,182

Net income (loss) before income taxes	63,607	3,286		(27,071)	39,822
Income taxes	11,557	—		—	11,557

Net income (loss)	$52,050	$3,286		$(27,071)	$28,265

Total assets as of December 31, 2007	$10,609,306	$1,098,287		$6,332,756	$18,040,349

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2008
				Residential
	Commercial	Healthcare		Mortgage	Consolidated
	Banking	Net Lease		Investment	Total
	($ in thousands)

Total interest and fee income	$758,019	$1,183		$182,239	$941,441
Operating lease income	—	80,040		—	80,040
Interest expense	355,425	32,479	(1)	141,620	529,524
Provision for loan losses	135,718	—		11,876	147,594
Operating expenses(2)	158,434	34,108		7,128	199,670
Other income (expense)(3)	48,936	(1,309)		(75,577)	(27,950)
Noncontrolling interests expense	(640)	2,120		—	1,480

Net income (loss) before income taxes	158,018	11,207		(53,962)	115,263
Income taxes	40,377	—		—	40,377

Net income (loss)	$117,641	$11,207		$(53,962)	$74,886

Total assets as of September 30, 2008	$13,753,793	$1,066,868		$5,045,375	$19,866,036

	Nine Months Ended September 30, 2007
				Residential
	Commercial	Healthcare		Mortgage	Consolidated
	Banking	Net Lease		Investment	Total
	($ in thousands)

Total interest and fee income	$810,060	$781		$258,361	$1,069,202
Operating lease income	—	69,934		—	69,934
Interest expense	347,211	30,155	(1)	242,328	619,694
Provision for loan losses	44,275	—		415	44,690
Operating expenses(2)	162,008	29,521		5,369	196,898
Other income (expense)(3)	28,496	(1,225)		(49,769)	(22,498)
Noncontrolling interests expense	(733)	4,517		—	3,784

Net income (loss) before income taxes	285,795	5,297		(39,520)	251,572
Income taxes	60,251	—		—	60,251

Net income (loss)	$225,544	$5,297		$(39,520)	$191,321

Total assets as of December 31, 2007	$10,609,306	$1,098,287		$6,332,756	$18,040,349

(1)	Interest expense in our Healthcare Net Lease segment includes interest on its secured credit facility and mortgage debt as well as an allocation of interest on its allocated intercompany debt.

(2)	Operating expenses of our Healthcare Net Lease segment include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses. In our Residential Mortgage Investment Segment, operating expenses include an allocation of overhead expenses, compensation and benefits, professional fees paid to our investment manager and other direct expenses.

(3)	Other (expense) income for our Residential Mortgage Investment segment includes the net of interest income and expense accruals related to certain of our derivatives along with the changes in fair value of our Agency MBS and related derivatives.

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

Note 25.	Subsequent Events

On October 20, 2008, we entered into an agreement with one of our existing securityholders, pursuant to which we issued 6,224,392 shares of our common stock in exchange for approximately $45.0 million in aggregate principal amount of our outstanding 1.25% and 1.625% senior and senior subordinated convertible debentures due 2034 held by the securityholder. We retired all of the debentures we acquired in the exchange. In connection with this conversion, and pursuant to the provision of SFAS No. 84, Induced Conversions of Convertible Debt — an amendment of APB Opinion No. 26, we incurred a loss of approximately $29.7 million, which includes a write off of $1.4 million in deferred financing fees and beneficial conversion premium.

On October 30, 2008, we announced our decision to revoke our REIT election in 2009. We intend to maintain REIT status through 2008, but will not be a REIT next year. As a result of this decision, we intend to sell our residential mortgage investment portfolio in early 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about growing CapitalSource Bank’s deposit base and operations, the commercial real estate participation interest, economic and market conditions for our business, securitization markets, loan yields, our plans for our healthcare net lease business, our dividend policy and our REIT status for 2008 and thereafter, our strategy of converting to a commercial bank and becoming a bank holding company, our intention to sell assets and regarding potential acquisitions. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend” “believe,” “expect,” “estimate,” “plan,” “will”, “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions may result in credit losses and increased delinquencies in our portfolio; continued or worsening disruptions in economic and credit markets may make it difficult for us to obtain debt financing on attractive terms or at all, could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position; movements in interest rates and lending spreads may adversely affect our borrowing strategy; operating CapitalSource Bank under the California and FDIC regulatory regime could be more costly than expected; we may not be successful in operating CapitalSource Bank or maintaining or growing CapitalSource Bank’s deposits or deploying its capital in favorable lending transactions or originating or acquiring assets in accord with our strategic plan; we may not receive all approvals needed to convert to a commercial bank or become a bank holding company competitive and other market pressures could adversely affect loan pricing; the nature, extent, and timing of any governmental actions and reforms, or changes in tax laws or regulations affecting REITs or our business otherwise; the success and timing of other business strategies; extended disruption of vital infrastructure; the impact of our dividend policy, intent to sell assets and our determination to revoke our REIT status beginning in 2009; our ability to sell assets or operate successfully after revoking our REIT election, we may not be able to successfully consummate a transaction with respect to our healthcare net lease business; hedging activities may result in reported losses not offset by gains reported in our consolidated financial statements; and other risk factors described in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008 (the “Form 10-K”), our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2008, and other documents we have filed or may file with the SEC, including Current Reports on Form 8-K. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes in this Form 10-Q.

Overview and Highlights

We are a commercial lending and banking company focused on the middle market. We currently operate and intend to continue to operate through December 31, 2008, as a real estate investment trust (“REIT”) and provide a broad array of financial products to middle market businesses, and, through our wholly owned subsidiary, CapitalSource Bank, provide depository products and services.

We operate as three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Banking segment comprises our commercial lending and banking business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment and other REIT qualifying investment activities. For financial information about our segments, see Note 24, Segment Data, in our accompanying consolidated financial statements for the three and nine months ended September 30, 2008.

Through our Commercial Banking segment activities, our primary goal is to be the leading provider of financing to middle market businesses that require customized and sophisticated financing. We provide a wide range of financial products that we negotiate and structure on a client-specific basis through direct interaction with the owners and senior managers of our clients. We also originate and participate in broadly syndicated debt financings for larger businesses. We seek to add value to our clients’ businesses by providing tailored financing that meets their specific business needs and objectives. As of September 30, 2008, we had 1,085 loans outstanding under which we had funded an aggregate of $9.4 billion and committed to lend up to an additional $3.9 billion. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. Within this segment, we also offer depository products and services that are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by regulation.

Through our Healthcare Net Lease segment activities, we invest in income-producing healthcare-related facilities, principally skilled nursing facilities located in the United States. As of September 30, 2008, we had $998.8 million in direct real estate investments comprised of 186 healthcare-related facilities that were leased to 40 tenants through long-term, triple-net operating leases.

Through our Residential Mortgage Investment segment activities, we currently invest in certain residential mortgage assets to optimize our REIT structure through the end of 2008. As of September 30, 2008, our residential mortgage investment portfolio totaled $4.9 billion, which included investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”). Over 99% of our investments in RMBS are represented by mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency MBS”). In addition, we hold mortgage-related receivables secured by prime residential mortgage loans.

In our Commercial Banking, and Healthcare Net Lease segments, the financing needs of our clients are often specific to their particular business or situation. We believe we can most successfully meet these needs and manage risk through industry or sector expertise and flexibility in structuring financings. We offer a range of depository products and services, senior and subordinate mortgage loans, real estate lease financing, asset-based loans, cash flow loans and equity investments to our clients. Because we believe specialized industry and/or sector knowledge is important to successfully serve our client base, we originate, underwrite and manage our financings through three focused commercial financing businesses organized around our areas of expertise. Focusing our efforts in these specific sectors, industries and markets allows us to rapidly design and implement products that satisfy the special financing needs of our clients.

These three primary commercial lending businesses are:

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

Through CapitalSource Bank, a California industrial bank, we also provide depository products and services.

Although we have made loans as large as $375.0 million, our average commercial loan size was $8.7 million as of September 30, 2008, and our average loan exposure by client was $13.8 million as of September 30, 2008. Our commercial loans generally have a maturity of one to five years with a weighted average maturity of three years as of September 30, 2008. Substantially all of our commercial loans require monthly interest payments at variable rates and, in many cases, our commercial loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients. As of September 30, 2008, our geographically diverse client base consisted of 684 clients with headquarters in 48 states, the District of Columbia, Puerto Rico and select international locations, primarily in Canada and Europe.

Deposit Based Funding

Maintaining broad and diverse funding sources has been a key to our funding strategy since inception. We had previously identified obtaining deposit based funding as an attractive method of further broadening and diversifying our funding.

On July 25, 2008, we completed the acquisition of approximately $5.2 billion of retail deposits and 22 retail banking branches from Fremont Investment & Loan (“FIL”) and commenced operations of CapitalSource Bank, our new wholly owned subsidiary. We also acquired certain systems and other infrastructure necessary for the operation of the retail branch network, $3.3 billion in cash and short-term investments and a participation in a pool of commercial real estate loans, the “A” Participation Interest. The “A” Participation Interest had an outstanding principal balance of $1.9 billion as of July 25, 2008 and was acquired at a 3% discount to its net book value. The purchase price of this acquisition was $117.0 million. We did not acquire FIL, any contingent liabilities or any business operations except FIL’s retail branch network. We intend to fund a majority of our commercial loans through CapitalSource Bank in the future.

On July 25, 2008, CapitalSource Bank also purchased from us approximately $2.1 billion in commercial loans. We used the sale proceeds to reduce our credit facility borrowings and certain securitizations by approximately $1.7 billion. We used the remaining approximately $500 million to fund a portion of the initial CapitalSource Bank capitalization of $921.0 million.

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

We and our wholly owned subsidiaries, CapitalSource TRS Inc. (“CS TRS”) and CapitalSource Finance LLC (“CSF” and together with CapitalSource and CS TRS, the “Parent Companies”), and CapitalSource Bank entered into a Capital Maintenance and Liquidity Agreement (“CMLA”) with the FDIC requiring the Parent Companies to maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15%, to maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well capitalized” under the relevant banking regulations, and for CapitalSource and CSF to provide a $150 million unsecured revolving credit facility that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. The Parent Companies and CapitalSource Bank also entered into a Parent Company Agreement (“Parent Agreement”) with the FDIC requiring the Parent Companies to maintain the capital levels of CapitalSource Bank at the levels required in the CMLA, and providing the Parent Companies’ consent to examination by the FDIC in order for the FDIC to monitor compliance with the laws and regulations applicable to CapitalSource and its affiliates.

CapitalSource Bank has access to a significant base of deposits which we believe positions us to grow by diversifying and strengthening our funding platform by providing a lower and more stable cost of funds with less reliance on the capital markets, allowing us to take advantage of the attractive lending opportunities we believe are now available in the market. We expect CapitalSource Bank to enhance our liquidity profile, increase our profitability and improve our capital efficiency.

Consistent with our FDIC approved business plan, we are also pursuing our strategy of converting to a commercial bank and becoming a bank holding company. We have achieved the first step in the process with the State of California approval of our commercial bank charter application. Subsequent approvals are required and currently pending with the FDIC and the Federal Reserve. We expect that becoming a commercial bank will allow CapitalSource Bank to offer a wider variety of deposit products and services to customers.

CapitalSource Healthcare REIT

On July 15, 2008, we announced a planned initial public offering for our wholly owned subsidiary, CapitalSource Healthcare REIT. On August 6, 2008, a registration statement on Form S-11 was filed for the initial public offering which has not become effective and on October 15, 2008, we announced that we have delayed our plans to conduct the initial public offering due to market volatility. We intend to evaluate alternatives, including an initial public offering, to grow our healthcare net lease business and realize its value. Our plan to revoke our REIT election in 2009 does not preclude any transaction with respect to our healthcare net lease business. Consequently, use continue to own and operate 100% of our healthcare net lease business pending completion of a transaction offering. We may not be able to consummate a transaction on favorable terms or at all.

REIT Status

On October 30, 2008, we announced our decision to revoke our REIT election in 2009. We intend to maintain REIT status through 2008, but will not be a REIT next year. Historically, we have complied with REIT requirements in part through the acquisition, funding and ongoing management of a portfolio of residential mortgage-related investments including Agency securities. Our Board of Directors determined it would be imprudent and perhaps impossible to maintain a large compliance portfolio of residential investment assets in 2009 based on conditions currently in the markets and conditions anticipated next year.

Dividend Policy

On September 30, 2008, we paid a $0.05 per share dividend, to our shareholders of record on September 17, 2008. We expect to retain a majority of our earnings, consistent with dividend policies of other commercial depository institutions, to redeploy in what we believe to be attractive lending opportunities, subject to satisfying our minimum distribution requirements to qualify as a REIT for 2008. We intend to continue paying dividends on our common shares at similar rates in the fourth quarter of 2008 and in 2009 in accordance with this policy. If we need to distribute additional income to satisfy our minimum distribution requirements to qualify as a REIT for 2008, we would expect to pay a special dividend payable in December 2008.

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

In our Commercial Banking segment, we also have seen and continue to see negative effects from the disruption in the form of reduced funding alternatives and a higher cost of funds on our credit facilities, term debt and other borrowings as measured by a spread to one-month LIBOR. We expect to continue to experience higher costs and less advantageous terms for financing our portfolio outside of CapitalSource Bank. With CapitalSource Bank, however, we believe we have significantly diversified and strengthened our funding and, with the addition of a significant amount of deposits, reduced our cost of funds overall. With greater liquidity and a lower cost of funds with less reliance on the capital markets, we believe we have positioned ourselves to take advantage of the attractive opportunities we perceive in the current environment.

We expect the US economy as a whole will stagnate or continue to weaken. Consequently, we expect that the credit performance of our portfolio will decline in light of the current difficult economic conditions that are likely to adversely affect our clients’ ability to fulfill their obligations to us. Additional material deterioration of the US economy could further impair the credit performance of our portfolio.

During the nine months ended September 30, 2008, we also saw decreases in the carrying value of certain of our residential mortgage investments, representing a decline of approximately 1.5% in the value of the portfolio, as the market dislocation impacted the pricing relationship between mortgage assets (including Agency MBS that we own) and low risk fixed income securities. During the three months ended September 30, 2008, conditions in the residential mortgage market worsened from the second quarter of 2008, and volatility returned to the market. To reduce our exposure to this market volatility, during the nine months ended September 30, 2008, we sold Agency MBS with a face value of $2.1 billion. We do not anticipate further sales of Agency MBS in 2008, but as a result of establishment of CapitalSource Bank in our taxable REIT subsidiary, we purchased $1.0 billion in U.S. Treasury securities and $450.0 million in Federal Home Loan Bank (“FHLB”) discount notes, which have matured, and we expect to acquire additional residential mortgage or other REIT qualifying assets to meet applicable REIT compliance requirements and optimize our REIT structure for 2008.

Consolidated Results of Operations

We operate as three reportable segments:  1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Banking segment comprises our commercial lending and banking business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment and other REIT qualifying investment activities.

During the three and nine months ended September 30, 2007, we presented financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans, RMBS and other REIT qualifying investments. Beginning in the fourth quarter of 2007, we began presenting financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes have been made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. Beginning in third quarter of 2008, we changed the name of our Commercial Finance segment to Commercial Banking to incorporate depository products and services of CapitalSource Bank. We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments.

Explanation of Reporting Metrics

Interest Income.  In our Commercial Banking segment, interest income represents interest earned on our commercial loans, the “A” Participation Interest, marketable securities, other investments and cash and cash equivalents. Although the majority of these loans charge interest at variable rates that generally adjust daily, we also have a number of loans charging interest at fixed rates. Interest on CapitalSource Bank investments is primarily derived from agency discount notes and agency callable debt obligations. In our Healthcare Net Lease segment, interest income represents interest earned on cash and restricted cash. In our Residential Mortgage Investment segment, interest income consists of coupon interest and the amortization of purchase discounts and premiums on our investments in RMBS and mortgage-related receivables, which are amortized into income using the interest method.

Fee Income.  In our Commercial Banking segment, fee income represents net fee income earned from our commercial loan operations. Fee income primarily includes the amortization of loan origination fees, net of the direct costs of origination, prepayment-related fees as well as other fees charged to borrowers.

Operating Lease Income.  In our Healthcare Net Lease segment, operating lease income represents lease income earned in connection with our direct real estate investments. Our operating leases typically include fixed rental payments, subject to escalation over the life of the lease. We generally project a minimum escalation rate for the leases and recognize operating lease income on a straight-line basis over the life of the lease. We currently do not generate any operating lease income in our Commercial Banking segment or our Residential Mortgage Investment segment.

Interest Expense.  Interest expense is the amount paid on deposits and borrowings, including the amortization of deferred financing fees and debt discounts. In our Commercial Banking segment, interest expense includes interest paid to depositors and the borrowing costs associated with repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt. In our Healthcare Net Lease segment, our borrowings consist of a secured credit facility, mortgage debt and allocated intercompany debt. In our Residential

Mortgage Investment segment, our borrowings consist of repurchase agreements and term debt. The majority of our borrowings charge interest at variable rates based primarily on one-month LIBOR or Commercial Paper (“CP”) rates plus a margin. Currently, our convertible debt, three series of our subordinated debt, our term debt recorded in connection with our investments in mortgage-related receivables and the intercompany debt within our Healthcare Net Lease segment bear a fixed rate of interest. Deferred financing fees, debt discounts and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

Provision for Loan Losses.  We record a provision for loan losses in both our Commercial Banking segment and our Residential Mortgage Investment segment. The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan losses inherent in our commercial lending portfolio and in our portfolio of residential mortgage-related receivables. As the size and mix of loans within these portfolios change, or if the credit quality of the portfolios change, we record a provision to appropriately adjust the allowance for loan losses. We do not have any loan receivables in our Healthcare Net Lease segment.

Other Income.  In our Commercial Banking segment, other income (expense) consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, fees associated with the United States Department of Housing and Urban Development (“HUD”) origination activities, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, third-party servicing income, income from our management of various loans held by third parties and other miscellaneous fees and expenses not attributable to our commercial lending and banking operations. In our Healthcare Net Lease segment, other income (expense) consists of gain (loss) on the sale of assets. In our Residential Mortgage Investment segment, other income (expense) consists of realized and unrealized appreciation (depreciation) on certain of our residential mortgage investments and gains (losses) on derivatives that are used to hedge the residential mortgage investment portfolio.

Operating Expenses.  In our Commercial Banking segment, operating expenses include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses. In our Healthcare Net Lease segment, operating expenses include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses. In our Residential Mortgage Investment segment, operating expenses include an allocation of overhead expenses, compensation and benefits, professional fees paid to our investment manager and other direct expenses.

Income Taxes.  We elected REIT status under the Internal Revenue Code (the “Code”) when we filed our tax return for the year ended December 31, 2006. In October 2008, we announced our decision to revoke our REIT election in 2009. We intend to maintain REIT status through 2008, but will not be a REIT next year. While we are a REIT, we generally are not subject to corporate-level income tax on the earnings distributed to our shareholders that we derive from our REIT qualifying activities, but are subject to corporate-level tax on the earnings we derive from our taxable REIT subsidiaries (“TRSs”). While we are a REIT, we do not expect income from our Healthcare Net Lease segment or Residential Mortgage Investment segment to be subject to corporate-level tax as all assets in these segments are considered REIT qualifying assets. While we are a REIT, a significant portion of our income from our Commercial Banking segment will remain subject to corporate-level income tax as many of the segment’s assets are originated and held in our TRSs.

Adjusted Earnings.  Adjusted earnings represents net income as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), adjusted for certain items. It is limited in that it excludes real estate depreciation, amortization of deferred financing fees, non-cash equity compensation, realized and unrealized gains and losses on investments in RMBS and related derivatives, unrealized gains and losses on other derivatives and foreign currencies, net unrealized gains and losses on investments, provision for loan losses, charge offs, recoveries, nonrecurring items and the cumulative effect of changes in accounting principles, each computed in accordance with GAAP. To compensate for these limitations, we encourage investors to review adjusted earnings in connection with net income and cash flows from operating, investing and financing activities in our consolidated financial statements, to help analyze how our business is performing. Adjusted earnings should not be considered as an alternative to net income or cash flows (each computed in accordance with GAAP).

We view adjusted earnings and the related per share measures as useful and appropriate supplemental measures of our operating performance in addition to net income and net income per share because they facilitate evaluation of the company without the effects of certain adjustments determined in accordance with GAAP that may not necessarily be indicative of current operating performance. The use of adjusted earnings is similar to the practices of other REITs who also publish certain non-GAAP measures to supplement their GAAP measures. Since such reporting practice is common in the REIT industry, we believe it is important for us to also utilize a similar non-GAAP measure as supplemental information to provide investors a means to better compare our operating performance to that of other REITs. Adjusted earnings and other supplemental performance measures are defined in various ways throughout the REIT industry. Investors should consider these differences when comparing our adjusted earnings to other REITs.

Operating Results for the Three and Nine Months Ended September 30, 2008

As further described below, the most significant factors influencing our consolidated results of operations for the three and nine months ended September 30, 2008, compared to the consolidated results of operations for the equivalent time periods in 2007, were:

•	Commencement of CapitalSource Bank operations;

•	Gains on the extinguishment of debt;

•	Mark to market losses on our Residential Mortgage Investment Portfolio;

•	Gains and losses on derivatives and other investments in our Commercial Banking segment;

•	Increased provision for loan losses;

•	Increased operating lease income related to our direct real estate investments;

•	Increased balance of our commercial lending portfolio;

•	Increases in operating expenses;

•	Increased lending spreads;

•	Increased borrowing spreads ; and

•	Reduced prepayment-related fee income and reduced gains on equity sales.

Our consolidated operating results for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$274,012	$344,043	$(70,031)	(20)%	$836,559	$944,781	$(108,222)	(11)%
Fee income	29,974	29,338	636	2	104,882	124,421	(19,539)	(16)
Operating lease income	28,140	27,490	650	2	80,040	69,934	10,106	14
Interest expense	180,496	232,754	(52,258)	(22)	529,524	619,694	(90,170)	(15)
Provision for loan losses	110,261	12,353	97,908	793	147,594	44,690	102,904	230
Depreciation of direct
real estate investments	8,898	8,924	(26)	(0)	26,804	23,075	3,729	16
Other operating expenses	52,621	56,209	(3,588)	(6)	172,866	173,823	(957)	(1)
Other income (expense)	28,163	(49,627)	77,790	157	(27,950)	(22,498)	(5,452)	(24)
Noncontrolling interests expense	(100)	1,182	(1,282)	(108)	1,480	3,784	(2,304)	(61)
Income taxes	58	11,557	(11,499)	(99)	40,377	60,251	(19,874)	(33)
Net income	8,055	28,265	(20,210)	(72)	74,886	191,321	(116,435)	(61)

The yields of income earning assets and costs of interest bearing liabilities for the nine months ended September 30, 2008 and 2007, were as follows:

	Nine Months Ended September 30,
	2008			2007
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$836,559	7.19%		$944,781	8.33%
Fee income		104,882	0.90		124,421	1.10

Total interest earning assets(1)	$15,508,148	941,441	8.09	$15,162,542	1,069,202	9.43
Total direct real estate investments	1,068,530	80,040	9.98	909,240	69,934	10.28

Total income earning assets	16,576,678	1,021,481	8.21	16,071,782	1,139,136	9.48
Total interest bearing liabilities(2)	13,903,078	529,524	5.07	13,852,181	619,694	5.98

Net finance spread		$491,957	3.14%		$519,442	3.50%

Net finance margin			3.95%			4.32%

(1)	Interest earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, RMBS, loans, the “A” Participation Interest and investments in debt securities.

(2)	Interest bearing liabilities include deposits, repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Operating Expenses

During the three months ended September 30, 2008, consolidated operating expenses decreased by $3.6 million from the three months ended September 30, 2007. The decrease in consolidated operating expenses was primarily due to an $8.8 million decrease in compensation and benefits expense primarily resulting from decreases in incentive compensation from the same period in the prior year. These decreases were partially offset by a $1.2 million increase in depreciation and amortization expense primarily resulting from increase in direct real estate investments and CapitalSource Bank’s fixed assets from the same period in the prior year, a $1.5 million increase in marketing expense related to CapitalSource Bank and a $1.9 million increase in other administrative expense. During the three months ended September 30, 2008 and 2007, incentive compensation totaled $7.7 million and $19.2 million, respectively. Incentive compensation comprises annual bonuses, as well as stock options and restricted stock awards, which generally have vesting periods ranging from 18 months to five years.

During the nine months ended September 30, 2008, consolidated operating expenses increased by $2.8 million over the nine months ended September 30, 2007. The increase in consolidated operating expenses was primarily due to a $7.4 million increase in professional fees, due to write-off of previously capitalized costs related to the transaction with TierOne Corporation that was terminated in March 2008, a $5.3 million increase in depreciation and amortization expense primarily resulting from increases in our direct real estate investments and depreciation on CapitalSource Bank’s fixed assets over the same period in the prior year, a $1.4 million increase in marketing expense related to CapitalSource Bank and a $6.7 million increase in administrative expenses. These increases were partially offset by a $21.8 million decrease in incentive compensation. During the nine months ended September 30, 2008 and 2007, incentive compensation totaled $38.1 million and $59.9 million, respectively.

Income Taxes

We provided for income taxes on the consolidated income earned based on a 35% and 24.0% effective tax rates for the nine months ended September 30, 2008 and 2007, respectively. The increased effective tax rate on consolidated net income for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, is primarily due to our TRSs accounting for a greater percentage of our projected annual consolidated net income in 2008 than in 2007. We provided for income taxes for the nine months ended

September 30, 2008 and 2007, based on effective tax rates of 39.5% and 38.0%, respectively, for the income earned by our TRSs. We did not provide for any income taxes for the income earned by our qualified REIT subsidiaries for the nine months ended September 30, 2008 or 2007.

Comparison of the Three Months Ended September 30, 2008 and 2007

We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments. All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Commercial Banking Segment

Our Commercial Banking segment operating results for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, were as follows:

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$227,367	$249,485	$(22,118)	(9)%
Fee income	29,753	29,338	415	1
Interest expense	133,357	132,595	762	1
Provision for loan losses	105,282	11,938	93,344	782
Operating expenses	47,454	52,782	(5,328)	(10)
Other income (expense)	54,967	(17,901)	72,868	407
Income taxes	58	11,557	(11,499)	(99)
Net income	25,936	52,050	(26,114)	(50)

Interest Income

The decrease in interest income was primarily due to an increase in non-accrual loans and a decrease in yield on average interest earning assets. During the three months ended September 30, 2008, yield on average interest earning assets decreased to 8.36% compared to 11.31% for the three months ended September 30, 2007. This decrease was primarily the result of a decrease in the interest component of yield to 7.39% for the three months ended September 30, 2008, from 10.12% for the three months ended September 30, 2007. The decrease in the interest component of yield was due to a decrease in short-term interest rates and lower yield on our “A” Participation Interest, partially offset by an increase in our core lending spread. During the three months ended September 30, 2008, our core lending spread to average one-month LIBOR was 6.78% compared to 6.08% for the three months ended September 30, 2007. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

Fee Income

The increase in fee income was primarily the result of a increase in prepayment-related fee income, which totaled $3.5 million for the three months ended September 30, 2008, compared to $3.2 million for the three months ended September 30, 2007. Prepayment-related fee income contributed 0.11% and 0.13% to yield for three months ended September 30, 2008 and 2007, respectively. Yield from fee income, including prepayment related fees, decreased to 0.97% for the three months ended September 30, 2008, from 1.19% for the three months ended September 30, 2007.

Interest Expense

We fund our business largely through debt and deposits. The increase in interest expense was primarily due to the addition of interest on deposits from our banking operations and an increase in average interest bearing liabilities of $2.0 billion, or 24%. The increase was partially offset by a decrease in our cost of funds. Our cost of funds was 5.20% and 6.41% for the three months ended September 30, 2008 and 2007, respectively. The decrease in our cost of funds was the result of the lower cost of deposits, partially offset by an increase in borrowing spreads and structuring fees on certain of our term securitizations and on certain of our credit facilities.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and fee income less interest expense) divided by average income earning assets, was 4.02% for the three months ended September 30, 2008, a decrease of 191 basis points from 5.93% for the three months ended September 30, 2007. The decrease in net finance margin was primarily due to the decrease in yield on total income earning assets, a decrease in short-term market rates of interest such as LIBOR upon which the yield of many of our loans are based, partially offset by a decrease in our cost of funds as measured by a spread to short-term market rates of interest such as LIBOR. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 3.16% for the three months ended September 30, 2008, a decrease of 174 basis points from 4.90% for the three months ended September 30, 2007. Gross yield is the sum of interest and fee income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Banking segment for the three months ended September 30, 2008 and 2007, were as follows:

	Three Months Ended September 30,
	2008			2007
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$227,367	7.39%		$249,485	10.12%
Fee income		29,753	0.97		29,338	1.19

Total interest earning assets(1)	$12,206,770	257,120	8.36	$9,776,438	278,823	11.31
Total interest bearing liabilities(2)	10,173,193	133,357	5.20	8,201,972	132,595	6.41

Net finance spread		$123,763	3.16%		$146,228	4.90%

Net finance margin			4.02%			5.93%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include deposits, repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Provision for Loan Losses

The increase in the provision for loan losses was primarily the result of recognizing more allocated reserves during the three months ended September 30, 2008, than in the three months ended September 30, 2007. The increase was also partially due to an increase in the overall policy reserve levels due to a change in reserve factors to reflect the expectation of higher estimated inherent losses in the current economic environment as well as some modest change in the portfolio balance and mix.

Operating Expenses

The decrease in operating expenses is primarily due to a decrease in incentive compensation and benefits as described in the explanation of consolidated operating expenses above. Operating expenses as a percentage of average total assets decreased to 1.47% for the three months ended September 30, 2008, from 2.09% for the three months ended September 30, 2007.

Other Income

The increase in other income was primarily attributable to a $70.1 million increase in gain on extinguishment of debt, a $15.9 million increase in foreign currency gains and a $18.2 million increase in gains related to our derivative instruments. These increases were partially offset by a $27.5 million increase in losses on our equity investments and a $1.0 million decrease in diligence deposits forfeited.

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

Healthcare Net Lease Segment

Our Healthcare Net Lease segment operating results for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, were as follows:

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$115	$487	$(372)	(76)%
Fee income	221	—	221	100
Operating lease income	28,140	27,490	650	2
Interest expense	10,824	11,007	(183)	(2)
Depreciation of direct real estate investments	8,898	8,924	(26)	(0)
Other operating expenses	2,657	2,077	580	28
Other income (expense)	107	(1,225)	1,332	109
Noncontrolling interests expense	54	1,458	(1,404)	(96)
Net income	6,150	3,286	2,864	87

Operating Lease Income

The increase in operating lease income was due to an increase in the average balance of our direct real estate investments, which are leased to healthcare industry clients through long-term, triple-net operating leases. During the three months ended September 30, 2008 and 2007, our average balance of direct real estate investments was $1.1 billion.

Other income (expense)

During the three months ended September 30, 2008, other income increased primarily due to our recognition of a $1.2 million impairment on one of our skilled nursing facilities during the three months ended September 30, 2007. No such impairment was recognized during the three months ended September 30, 2008.

Noncontrolling interest expense

The decrease in noncontrolling interest expense was primarily due to a decrease in our quarterly dividend and the redemption of certain noncontrolling interests since September 30, 2007.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and operating lease income less interest expense) divided by average income earning assets, was 6.44% for the three months ended September 30, 2008, an increase of 33 basis points from 6.11% for the three months ended September 30, 2007. Our net finance spread was 3.32% for the three months ended September 30, 2008, an increase of 12 basis points from 3.20% for the three months ended September 30, 2007. Net finance spread is the difference between yield on interest earning assets and the cost of our interest bearing liabilities. The increase in net finance spread was attributable to the changes in its components as described above.

Residential Mortgage Investment Segment

Our Residential Mortgage Investment segment operating results for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, were as follows:

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$46,530	$94,071	$(47,541)	(51)%
Interest expense	36,315	89,152	(52,837)	(59)
Provision for loan losses	4,979	415	4,564	1,100
Operating expenses	2,510	1,350	1,160	86
Other expense	26,757	30,225	(3,468)	(11)
Net loss	24,031	27,071	(3,040)	(11)

Interest Income

The decrease in interest income was primarily due to the decline in average interest earning assets of $2.5 billion, or 38.9%.

Interest Expense

The decrease in interest expense was primarily due to a decrease in average borrowings of $2.6 billion, or 41.9%, corresponding to a decrease in the size of the portfolio. The decrease resulted primarily from a decrease in the short term interest rate market index on which most of our cost of borrowings is based. Our cost of borrowings was 3.97% and 5.66% for the three months ended September 30, 2008 and 2007, respectively.

Provision for loan losses

The increase in provision for loan losses was primarily due to an increase in the overall policy reserve levels due to a change in reserve factors to reflect the expectation of higher estimated inherent losses resulting from increase in residential mortgage loan delinquencies and foreclosures. The change resulted in additional allocated reserve of $4.6 million established during the three months ended September 30, 2008.

Operating Expenses

The increase in operating expenses was primarily due to a change in our method of allocating expenses to this segment. Operating expenses as a percentage of average total assets increased to 0.25% for the three months ended September 30, 2008, from 0.08% for the three months ended September 30, 2007.

Other Expense

The decrease in other expense was attributable to decreased net realized and unrealized losses on derivative instruments related to our residential mortgage investments of $47.1 million and decreased other-than-temporary declines in the fair value of our Non-Agency MBS of $8.3 million. The decrease was partially offset by increased net realized and unrealized losses on our Agency MBS of $52.1 million. The value of Agency MBS relative to risk-free investments was impacted by the broad credit market disruption that began during the year ended December 31, 2007.

Non-GAAP Adjusted Earnings

Adjusted earnings, as previously defined, were $82.2 million, or $0.30 per diluted share, for the three months ended September 30, 2008, and $97.6 million, or $0.50 per diluted share, for the three months ended September 30, 2007. A reconciliation of our reported net income to adjusted earnings for the three months ended September 30, 2008 and 2007, was as follows:

	Three Months Ended September 30,
	2008	2007
	($ in thousands, except per share data)

Net income	$8,055	$28,265
Add:
Real estate depreciation and amortization(1)	8,183	8,570
Amortization of deferred financing fees(2)	32,865	7,491
Non-cash equity compensation	8,483	11,336
Net realized and unrealized (gains) losses on residential mortgage
investment portfolio, including related derivatives(3)	(16,229)	32,425
Unrealized (gains) losses on derivatives and foreign currencies, net	(18,031)	16,464
Unrealized losses on investments, net	34,148	8,452
Provision for loan losses	110,605	12,353
Recoveries(4)	(344)	—
Less:
Charge offs	85,515	27,796
Nonrecurring items	—	—

Adjusted earnings	$82,220	$97,560

Net income per share:
Basic — as reported	$0.03	$0.15
Diluted — as reported	$0.03	$0.15
Average shares outstanding:
Basic — as reported	272,005,048	191,976,931
Diluted — as reported	272,585,479	193,607,986
Adjusted earnings per share:
Basic	$0.30	$0.51
Diluted	$0.30	$0.50
Average shares outstanding:
Basic	272,005,048	191,976,931
Diluted	272,585,479	193,607,986

(1)	Depreciation and amortization for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes amortization of deferred financing fees and other non-cash interest expense.

(3)	Includes adjustments to reflect realized and unrealized gains and losses related to residential mortgage investments held in our portfolio as of the balance sheet date and related derivative instruments.

(4)	Includes all recoveries on loans during the period.

Comparison of the Nine Months Ended September 30, 2008 and 2007

We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments. All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Commercial Banking Segment

Our Commercial Banking segment operating results for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, were as follows:

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$653,376	$685,639	$(32,263)	(5)%
Fee income	104,643	124,421	(19,778)	(16)
Interest expense	355,425	347,211	8,214	2
Provision for loan losses	135,718	44,275	91,443	207
Operating expenses	158,434	162,008	(3,574)	(2)
Other income	49,576	29,229	20,347	70
Income taxes	40,377	60,251	(19,874)	(33)
Net income	117,641	225,544	(107,903)	(48)

Interest Income

The decrease in interest income was primarily due to an increase in non-accrual loans and a decrease in yield on average interest earning assets. During the nine months ended September 30, 2008, yield on average interest earning assets decreased to 9.38% compared to 11.92% for the nine months ended September 30, 2007. This decrease was primarily the result of a decrease in the interest component of yield to 8.09% for the nine months ended September 30, 2008, from 10.09% for the nine months ended September 30, 2007. The decrease in the interest component of yield was partially due to a decrease in short-term interest rates and lower yield on our “A” Participation Interest, partially offset by an increase in our core lending spread. During the nine months ended September 30, 2008, our core lending spread to average one-month LIBOR was 6.99% compared to 6.33% for the nine months ended September 30, 2007. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

Fee Income

The decrease in fee income was primarily the result of a decrease in prepayment-related fee income, which totaled $17.8 million for the nine months ended September 30, 2008, compared to $43.4 million for the nine months ended September 30, 2007. Prepayment-related fee income contributed 0.22% and 0.64% to yield for nine months ended September 30, 2008 and 2007, respectively. Yield from fee income, including prepayment related fees, decreased to 1.29% for the nine months ended September 30, 2008, from 1.83% for the nine months ended September 30, 2007.

Interest Expense

We fund our business largely through debt and deposits, and the increase in interest expense was primarily due to an increase in average interest bearing liabilities of $1.4 billion, or 18.64%, partially offset by a decrease in our cost of funds. Our cost of funds was 5.34% and 6.21% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in our cost of funds was the result of lower LIBOR and CP rates on which interest on our term securitizations and credit facilities is based and lower cost of deposits. The increase in interest expense was also the result of higher borrowing spreads and higher structuring fees on certain of our term securitizations and credit facilities, and increases in the cost of our convertible debt following the exchange offer completed in April 2007 and our issuance in July 2007 of our 7.25% Senior Subordinated Convertible Notes due 2037.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and fee income less interest expense) divided by average income earning assets, was 4.98% for the nine months ended September 30, 2008, a decrease of 183 basis points from 6.81% the nine months ended September 30, 2007. The decrease in net finance margin was primarily due to a decrease in yield on total income earning assets, a decrease in short-term market rates of interest such as LIBOR upon which the yield of many of our loans are based, partially offset by a decrease in our cost of funds as measured by a spread to short-term market rates of interest such as LIBOR. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 4.04% for the nine months ended September 30, 2008, a decrease of 167 basis points from 5.71% for the nine months ended September 30, 2007. Gross yield is the sum of interest and fee income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Banking segment for the nine months ended September 30, 2008 and 2007, were as follows:

	Nine Months Ended September 30,
	2008			2007
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$653,376	8.09%		$685,639	10.09%
Fee income		104,643	1.29		124,421	1.83

Total interest earning assets(1)	$10,766,220	758,019	9.38	$9,083,745	810,060	11.92
Total interest bearing liabilities(2)	8,869,384	355,425	5.34	7,476,024	347,211	6.21

Net finance spread		$402,594	4.04%		$462,849	5.71%

Net finance margin			4.98%			6.81%

(1)	Interest earning assets include cash, restricted cash, loans and investments in debt securities.

(2)	Interest bearing liabilities include deposits, repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Provision for Loan Losses

The increase in the provision for loan losses was primarily due to an increase in the overall policy reserve levels due to a change in reserve factors to reflect the expectation of higher estimated inherent losses in the current economic environment as well as some modest change in the portfolio balance and mix.

Operating Expenses

The decrease in operating expenses was due to the decrease in incentive compensation, partially offset by an increase in professional fees, depreciation and amortization and other administrative expenses described in the explanation of consolidated operating expenses above. Operating expenses as a percentage of average total assets decreased to 1.88% for the nine months ended September 30, 2008, from 2.33% for the nine months ended September 30, 2007.

Other Income

The increase in other income was primarily attributable to an $82.8 million gain on the extinguishment of debt, a $5.6 million increase in income relating to our equity interests in various investees that are not consolidated for financial statement purposes, and a $5.4 million decrease in foreign currency losses. These increases were partially offset by a $54.4 million decrease in net realized and unrealized gains in our equity investments, a $7.1 million increase in losses related to our REO, a $6.9 million decrease in gains on the sale of loans, and a $5.8 million decrease in net realized and unrealized gains on derivative instruments.

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

Healthcare Net Lease Segment

Our Healthcare Net Lease segment operating results for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, were as follows:

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$944	$781	$163	21%
Fee income	239	—	239	100
Operating lease income	80,040	69,934	10,106	14
Interest expense	32,479	30,155	2,324	8
Depreciation of direct real estate investments	26,804	23,076	3,728	16
Other operating expenses	7,304	6,445	859	13
Other expense	1,309	1,225	84	7
Noncontrolling interests expense	2,120	4,517	(2,397)	(53)
Net income	11,207	5,297	5,910	112

Operating Lease Income

The increase in operating lease income was due to an increase in our direct real estate investments, which are leased to healthcare industry clients through long-term, triple-net operating leases. During the nine months ended September 30, 2008 and 2007, our average balance of direct real estate investments was $1.1 billion and $0.9 billion, respectively.

Interest Expense

The increase in interest expense was primarily due to an increase in average borrowings of $75.0 million, or 14.07%. This increase was partially offset by a decrease in our cost of borrowings. Our cost of borrowings was 7.12% and 7.57% for the nine months ended September 30, 2008 and 2007, respectively. Our overall borrowing spread to average one-month LIBOR for the nine months ended September 30, 2008 was 4.28% compared to 2.25% for the nine months ended September 30, 2007.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and operating lease income less interest expense) divided by average income earning assets, was 5.93% for the nine months ended September 30, 2008, an increase of 16 basis points from 5.77% for the nine months ended September 30, 2007. Our net finance spread was 2.86% for the nine months ended September 30, 2008, an increase of 15 basis points from 2.71% for the nine months ended September 30, 2007. Net finance spread is the difference between yield on interest earning assets and the cost of our interest bearing liabilities. The increase in net finance spread was attributable to the changes in its components as described above.

Depreciation of Direct Real Estate Investments

The increase in depreciation was primarily due to an increase in our gross direct real estate investments during 2008 over 2007. Our average gross direct real estate investment balance during the nine months ended

September 30, 2008 was $1.1 billion compared to an average balance of $0.9 billion during the nine months ended September 30, 2007.

Noncontrolling interest expense

The decrease in noncontrolling interest expense was primarily due to a decrease in our quarterly dividends during the three months ended September 30, 2008 and the redemption of certain noncontrolling interests since September 30, 2007.

Residential Mortgage Investment Segment

Our Residential Mortgage Investment segment operating results for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, were as follows:

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$182,239	$258,361	$(76,122)	(29)%
Interest expense	141,620	242,328	(100,708)	(42)
Provision for loan losses	11,876	415	11,461	2762
Operating expenses	7,128	5,369	1,759	33
Other expense	75,577	49,769	25,808	52
Net loss	53,962	39,520	14,442	37

Interest Income

The decrease in interest income was primarily due to the decline in average interest earning assets of $1.3 billion, or 22.04%.

Interest Expense

The decrease in interest expense was primarily due to a decrease in average borrowings of $1.4 billion, or 24.26%, corresponding to a decrease in the size of the portfolio. This decrease was also due to a decrease in our cost of borrowings. Our cost of borrowings was 4.20% and 5.47% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in our cost of borrowings was primarily due to a decrease in the short term interest rate market index on which our cost of borrowings is based.

Provision for Loan Losses

The increase in provision for loan losses was primarily due to an increase in the overall policy reserve levels due to a change in reserve factors to reflect the expectation of higher estimated inherent losses resulting from increase in residential mortgage loan delinquencies and foreclosures.

Operating Expenses

The increase in operating expenses was primarily due to a change in our method of allocating expenses to this segment. Operating expenses as a percentage of average total assets increased to 0.19% for the nine months ended September 30, 2008, from 0.12% for the nine months ended September 30, 2007.

Other Expense

The increase in other expense was primarily attributable to net realized and unrealized losses on derivative instruments related to our residential mortgage investments of $58.2 million, net realized and unrealized losses on our Agency MBS of $11.0 million, other-than-temporary decline in the fair value of our Non-Agency MBS of $4.1 million, and $2.4 million in losses related to our REO. The value of Agency MBS relative to risk-free investments was impacted by the broad credit market disruption that began during the year ended December 31, 2007. As a result, the decline in value of our derivatives resulting from lower interest rates was not fully offset by an increase in the value of Agency MBS.

Non-GAAP Adjusted Earnings

Adjusted earnings, as previously defined, were $224.6 million, or $0.92 per diluted share, for the nine months ended September 30, 2008, and $340.7 million, or $1.82 per diluted share, for the nine months ended September 30, 2007. A reconciliation of our reported net income to adjusted earnings for the nine months ended September 30, 2008 and 2007, was as follows:

	Nine Months Ended September 30,
	2008	2007
	($ in thousands, except per share data)

Net income	$74,886	$191,321
Add:
Real estate depreciation and amortization(1)	25,402	23,675
Amortization of deferred financing fees(2)	71,628	19,823
Non-cash equity compensation	27,027	31,908
Net realized and unrealized (gains) losses on residential mortgage investment portfolio, including related derivatives(3)	(45,857)	55,805
Unrealized (gains) losses on derivatives and foreign currencies, net	(3,539)	15,504
Unrealized losses on investments, net	43,280	9,669
Provision for loan losses	148,294	44,690
Recoveries(4)	(700)	—
Less:
Charge offs	115,828	51,671
Nonrecurring items	—	—

Adjusted earnings	$224,593	$340,724

Net income per share:
Basic — as reported	$0.31	$1.03
Diluted — as reported	$0.31	$1.02
Average shares outstanding:
Basic — as reported	242,495,601	185,522,634
Diluted — as reported	243,614,848	187,636,502
Adjusted earnings per share:
Basic	$0.93	$1.84
Diluted(5)	$0.92	$1.82
Average shares outstanding:
Basic	242,495,601	185,522,634
Diluted(6)	243,614,848	189,120,843

(1)	Depreciation and amortization for direct real estate investments only. Excludes depreciation for corporate leasehold improvements, fixed assets and other non-real estate items.

(2)	Includes amortization of deferred financing fees and other non-cash interest expense.

(3)	Includes adjustments to reflect realized and unrealized gains and losses related to residential mortgage investments held in our portfolio as of the balance sheet date and related derivative instruments.

(4)	Includes all recoveries on loans during the period.

(5)	Adjusted to reflect the impact of adding back noncontrolling interests expense totaling $2.8 million for the nine months ended September 30, 2007, respectively, to adjusted earnings due to the application of the if-converted method on non-managing member units, which were considered dilutive to adjusted earnings per share, but were antidilutive to GAAP net income per share.

(6)	Adjusted to include average non-managing member units of 1,484,341 for the nine months ended September 30, 2007, which were considered dilutive to adjusted earnings per share, but are antidilutive to GAAP net income per share.

Financial Condition

Commercial Banking Segment

Commercial Banking Portfolio Composition

We provide commercial loans to clients that require customized and sophisticated financing. We also selectively make investments. The composition of our Commercial Banking segment portfolio as of September 30, 2008 and December 31, 2007, was as follows:

	September 30,	December 31,
	2008	2007
	($ in thousands)

Marketable securities, available-for-sale	$797,063	$—
Commercial real estate “A” Participation Interest, net(1)	1,632,328	—
Commercial loans, net(1)(2)	9,426,510	9,867,737
Investments	201,983	227,144

Total	$12,057,884	$10,094,881

(1)	Include related interest receivables.

(2)	Includes loans held for sale and loans.

Marketable securities, available-for-sale

During the three months ended September 30, 2008, we purchased $611.3 million in discount notes, issued by Fannie Mae, Freddie Mac and FHLB (“Agency Discount Notes”) and $189.4 million in callable notes issued by Fannie Mae, Freddie Mac, FHLB and Federal Farm Credit Bank (“Agency Callable Notes”) which are classified as investments available-for-sale. The weighted average yield of the Agency Discount Notes and Callable Notes was 2.65% and 3.85% with a weighted average remaining term of 81 days and 2.1 years, respectively.

Commercial Loan Portfolio

As of September 30, 2008 and December 31, 2007, our total commercial loan portfolio had outstanding balances of $11.1 billion and $9.9 billion, respectively. Included in these amounts were the “A” Participation Interest, loans held for sale, loans, and $63.6 million and $56.3 million of related interest receivables (collectively, “Commercial Lending Assets”) as of September 30, 2008 and December 31, 2007, respectively.

Commercial real estate “A” Participation Interest

On July 25, 2008, we acquired the “A” Participation Interest, which at the date of acquisition was a $1.9 billion interest in a $4.8 billion pool of commercial real estate loans. On the date of acquisition, we recorded the “A” Participation Interest at its estimated fair value of $1.8 billion, a $63.1 million discount to the underlying principal balance of the instrument. For further information on the “A” Participation Interest, see Note 9, Commercial Lending Assets and Credit Quality, in our accompanying consolidated financial statements for the nine months ended September 30, 2008.

Commercial Loan Portfolio Composition

Our total commercial loan portfolio reflected in the portfolio statistics below includes loans, loans held for sale, and $57.9 million and $56.3 million of related interest receivables, as of September 30, 2008 and December 31, 2007, respectively, and excludes the “A” Participation Interest. The composition of our commercial loan portfolio by loan type and by commercial lending business as of September 30, 2008 and December 31, 2007, was as follows:

	September 30,		December 31,
	2008		2007
	($ in thousands)

Composition of commercial loan portfolio by loan type:
Senior secured loans(1)	$5,593,220	59%	$5,695,167	58%
First mortgage loans(1)	2,668,600	28	2,995,048	30
Subordinate loans	1,164,690	13	1,177,522	12

Total	$9,426,510	100%	$9,867,737	100%

Composition of commercial loan portfolio by business:
Corporate Finance	$2,766,461	29%	$2,979,241	30%
Healthcare and Specialty Finance	2,822,086	30	2,934,666	30
Structured Finance	3,837,963	41	3,953,830	40

Total	$9,426,510	100%	$9,867,737	100%

(1)	Includes Term B loans.

We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by commercial lending business as of September 30, 2008, were as follows:

	Number	Average	Number of	Average Loan
	of Loans	Loan Size	Clients	Size per Client
	($ in thousands)

Composition of commercial loan portfolio by business:
Corporate Finance	503	$5,500	251	$11,022
Healthcare and Specialty Finance	371	7,607	256	11,024
Structured Finance	211	18,189	177	21,683

Overall commercial loan portfolio	1,085	8,688	684	13,781

The scheduled maturities of our commercial loan portfolio by loan type as of September 30, 2008, were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Scheduled maturities by loan type:
Senior secured loans(1)	$612,925	$4,601,719	$378,576	$5,593,220
First mortgage loans(1)	1,127,002	1,441,918	99,680	2,668,600
Subordinate loans	49,275	571,348	544,067	1,164,690

Total	$1,789,202	$6,614,985	$1,022,323	$9,426,510

(1)	Includes Term B loans.

The dollar amounts of all fixed-rate and adjustable-rate commercial loans by loan type as of September 30, 2008, were as follows:

	Adjustable	Fixed
	Rates	Rates	Total
	($ in thousands)

Composition of commercial loan portfolio by loan type:
Senior secured loans(1)	$5,560,524	$32,696	$5,593,220
First mortgage loans(1)	2,391,172	277,428	2,668,600
Subordinate loans	1,032,669	132,021	1,164,690

Total	$8,984,365	$442,145	$9,426,510

Percentage of total commercial loan portfolio	95%	5%	100%

(1)	Includes Term B loans.

As of September 30, 2008, our Corporate Finance, Healthcare and Specialty Finance and Structured Finance businesses had commitments to lend up to an additional $0.5 billion, $1.8 billion and $1.6 billion, respectively, to 119, 198 and 156 existing clients, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements.

Credit Quality and Allowance for Loan Losses

As of September 30, 2008 and December 31, 2007, the principal balances of loans 60 or more days contractually delinquent, non-accrual loans and impaired loans as a percentage of our commercial lending assets were as follows:

	September 30,	December 31,
Commercial Loan Asset Classification	2008	2007
	($ in thousands)

Loans 60 or more days contractually delinquent	$200,317	$74,298
Non-accrual loans(1)	263,905	170,522
Impaired loans(2)	702,596	318,945
Less: loans in multiple categories	(438,837)	(226,021)

Total	$727,981	$337,744

Total as a percentage of total commercial lending assets	6.58%	3.42%

(1)	Includes commercial loans with aggregate principal balances of $100.0 million and $55.5 million as of September 30, 2008 and December 31, 2007, respectively, which were also classified as loans 60 or more days contractually delinquent. Includes non-performing loans classified as held for sale that have an aggregate principal balance of $14.5 million as of September 30, 2008. As of December 31, 2007, there were no non performing loans classified as held for sale.

(2)	Includes commercial loans with aggregate principal balances of $174.9 million and $55.5 million as of September 30, 2008 and December 31, 2007, respectively, which were also classified as loans 60 or more days contractually delinquent, and commercial loans with aggregate principal balances of $249.4 million and $170.5 million as of September 30, 2008 and December 31, 2007, respectively, which were also classified as loans on non-accrual status. The carrying values of impaired commercial loans were $697.4 million and $311.6 million as of September 30, 2008 and December 31, 2007, respectively, prior to the application of allocated reserves.

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

As of September 30, 2008, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

During the three and nine months ended September 30, 2008, commercial loans with an aggregate carrying value of $288.3 million and $376.8 million, respectively, as of their respective restructuring date, were involved in troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings occurred. As of September 30, 2008, commercial loans with an aggregate carrying value of $391.0 million were involved in troubled debt restructurings. Additionally, under SFAS No. 114, loans involved in troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $16.2 million as of September 30, 2008. For the year ended December 31, 2007, commercial loans with an aggregate carrying value of $235.5 million as of their respective restructuring date, were involved in troubled debt restructurings. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $23.1 million as of December 31, 2007.

Middle market lending involves credit risks that we believe will result in further credit losses in our portfolio. We have provided an allowance for loan losses to cover estimated losses inherent in our commercial loan portfolio. Our allowance for loan losses was $163.9 million and $138.9 million as of September 30, 2008 and December 31, 2007, respectively. These amounts equate to 1.74% and 1.41% of gross loans as of September 30, 2008 and December 31, 2007, respectively. Of our total allowance for loan losses as of September 30, 2008 and December 31, 2007, $33.9 million and $27.4 million, respectively, were allocated to impaired loans. As of September 30, 2008 and December 31, 2007, we had $491.9 million and $199.2 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal and interest amounts due. During the nine months ended September 30, 2008 and 2007, we charged off loans totaling $111.7 million and $51.7 million, respectively. Net charge offs as a percentage of average loans were 1.53% and 0.79% for the nine months ended September 30, 2008 and 2007, respectively.

Investments

We have made investments in some of our borrowers in connection with the loans provided to them. These investments usually comprise equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests, Agency notes and warrants, but sometimes are in the form of subordinated debt if that is the form in which the equity sponsor makes its investment.

As of September 30, 2008 and December 31, 2007, the carrying values of our investments in our Commercial Banking segment were $202.0 million and $227.1 million, respectively. Included in these balances were investments carried at fair value totaling $38.6 million and $17.8 million, respectively.

Healthcare Net Lease Segment

Direct Real Estate Investments

We acquire real estate for long-term investment purposes. These real estate investments are generally long-term care facilities leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of September 30, 2008 and December 31, 2007, we had $1.0 billion in direct real estate investments, which consisted primarily of land and buildings.

Residential Mortgage Investment Segment

Portfolio Composition

We invest directly in residential mortgage investments and other REIT qualifying investments and as of September 30, 2008 and December 31, 2007, our Residential Mortgage Investments portfolio was as follows:

	September 30,	December 31,
	2008	2007
	($ in thousands)

Prime brokerage securities(1)	$1,568,640	$112,239
Mortgage-related receivables(2)	1,841,629	2,033,296
Residential mortgage-backed securities:
Agency(3)	1,522,960	4,030,180
Non-Agency(3)	566	4,632

Total	$4,933,795	$6,180,347

(1)	Represents U.S. Treasury securities and Agency Discount Notes.

(2)	Represents secured receivables that are backed by adjustable-rate residential prime mortgage loans.

(3)	See following paragraph for a description of these securities.

We invest in RMBS, which are securities collateralized by residential mortgage loans. Agency MBS include mortgage-backed securities issued and guaranteed by Fannie Mae or Freddie Mac. We also have invested in Non-Agency MBS, which are RMBS issued by non-government sponsored entities that are credit-enhanced through the use of subordination or in other ways. Substantially all of our RMBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency MBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying consolidated balance sheets. We account for our Non-Agency MBS as debt securities that are classified as available-for-sale and included in investments on our accompanying consolidated balance sheets. The coupons on the loans underlying RMBS are fixed for stipulated periods of time and then reset annually thereafter. The weighted average net coupon of Agency MBS in our portfolio was 5.02% as of September 30, 2008, and the weighted average reset date for the portfolio was approximately 27 months. The weighted average net coupon of Non-Agency MBS in our portfolio was 6.23% as of September 30, 2008. The fair values of our Agency MBS and Non-Agency MBS, including accrued interest, were $1.5 billion and $0.7 million, respectively, as of September 30, 2008.

As of September 30, 2008, we had $1.8 billion in mortgage-related receivables secured by prime residential mortgage loans. As of September 30, 2008, the weighted average interest rate on these receivables was 5.37%, and the weighted average contractual maturity was approximately 27 years. See further discussion on our accounting treatment of mortgage-related receivables in Note 7, Mortgage-Related Receivables and Related Owner Trust Securitizations, in our accompanying consolidated financial statements for the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, we also saw decreases in the carrying value of certain of our residential mortgage investments, representing a decline of approximately 1.5% in the value of the portfolio, as the market dislocation impacted the pricing relationship between mortgage assets (including Agency MBS that we own) and low risk fixed income securities. Since June 30, 2008, conditions in the residential mortgage market worsened and volatility returned to the market. To reduce our exposure to this market volatility, during the nine months ended September 30, 2008, we sold Agency MBS with a face value of $2.1 billion. We do not anticipate further sales of Agency MBS in 2008, but as a result of the establishment of CapitalSource Bank in our taxable REIT subsidiary, we purchased $1.0 billion in U.S. Treasury securities and $450.0 million in FHLB discount notes and expect to acquire additional residential mortgage or other REIT qualifying assets to continue to further facilitate compliance with REIT requirements and optimize our REIT structure for 2008.

Credit Quality and Allowance for Loan Losses

As of September 30, 2008 and December 31, 2007, mortgage-related receivables, whose underlying mortgage loans are 90 or more days past due or in the process of foreclosure were as follows:

	September 30,		December 31,
	2008		2007
	($ in thousands)

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure(1)	$40,006		$14,751
Percentage of mortgage-related receivables	2.16	%(2)	0.72	%(2)

(1)	Mortgage loans 90 or more days pass due are also placed on non-accrual status.

(2)	By comparison, in their September 2008 Monthly Summary Reports, which reflected up to August 2008 and September 2008 performance, Fannie Mae and Freddie Mac, respectively, reported single-family delinquency (“SDQ”) rates of 1.57% and 1.27%, respectively. The SDQ rates are based on loans 90 days or more delinquent or in foreclosure as of period end and in addition, the SDQ rate from Freddie Mac includes loans underlying their structured transactions. The comparable August 2008 statistic for mortgage-related receivables was 2.12%.

During the three and nine months ended September 30, 2008, total foreclosed assets increased by $1.6 million and $4.7 million, respectively. As of September 30, 2008 and December 31, 2007, the carrying value of the foreclosed assets was $7.6 million and $2.8 million, respectively, net of recoveries.

In connection with recognized mortgage-related receivables, we recorded provisions for loan losses of $5.0 million and $11.9 million, respectively, for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, we recorded provisions for loan losses of $0.4 million. During the three and nine months ended September 30, 2008, we charged off $3.1 million and $4.9 million, respectively, net of recoveries, of these mortgage-related receivables. No such amounts were charged off during the three and nine months ended September 30, 2007. The allowance for loan losses was $7.8 million and $0.8 million as of September 30, 2008 and December 31, 2007, respectively, and was recorded on our accompanying consolidated balance sheets as a reduction to the carrying value of mortgage-related receivables.

Financing

We have financed our investments in Agency MBS, Agency Discount Notes and U.S. Treasury securities primarily through repurchase agreements. As of September 30, 2008 and December 31, 2007, our outstanding repurchase agreements used to finance Agency MBS totaled $2.9 billion and $3.9 billion, respectively. As of September 30, 2008, repurchase agreements used to finance Agency MBS that we executed had maturities of between 2 days and 4 months and a weighted average borrowing rate of 2.15%.

Our investments in residential mortgage-related receivables were financed primarily through debt issued in connection with two securitization transactions. As of September 30, 2008, the total outstanding balance of these debt obligations was $1.8 billion. The interest rates on all classes of the notes within each securitization are fixed for various periods of time and then reset annually thereafter, with a weighted average interest rate of 4.93% as of September 30, 2008. The notes within each securitization are expected to mature at various dates through 2036.

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

We separately manage the liquidity of CapitalSource Bank and other CapitalSource entities. In the first three years of operations, CapitalSource Bank will be prohibited from paying dividends to CapitalSource entities without approval of the CapitalSource Bank’s primary regulators. CapitalSource Bank will utilize deposits as its primary source of liquidity. Other sources of liquidity available to CapitalSource Bank include a portfolio of cash equivalents and marketable securities, borrowings from the Federal Home Loan Bank of San Francisco of which CapitalSource Bank is a member, borrowings from the Federal Reserve, reverse repurchase transactions, and cash flow from its operations and assets. CapitalSource Bank’s primary uses of liquidity are to fund new commercial loans originated by CapitalSource Bank, additional commitments on its existing commercial loans and investment securities. Pursuant to agreements with CapitalSource Bank’s regulators, CapitalSource Inc. and two of our wholly owned subsidiaries must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well capitalized” under the relevant banking regulations and CapitalSource Inc. and CapitalSource Finance LLC, one of our wholly owned subsidiaries, have provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank. As an industrial bank chartered and operating in the State of California, CapitalSource Bank is also under the regulatory limitations on secured and unsecured loans as a percentage of the sum of shareholders’ equity, allowance for loan and losses and capital notes and debentures.

We intend to continue to manage a portfolio of loans outside of CapitalSource Bank and may continue to fund and originate a smaller percentage of new commercial loans outside of CapitalSource Bank. As a result, we intend to maintain additional sources of liquidity to fund our operations outside of CapitalSource Bank. Sources of liquidity outside of CapitalSource Bank will include cash flows from operations outside of CapitalSource Bank, repayments of principal under the loans we make to our customers outside of CapitalSource Bank, borrowings under our repurchase agreements and credit facilities, long-term financing of our direct real estate investments through the U.S. Department of Housing and Urban Development, other mortgage funding on lease properties, issuance of debt securities (including term debt, subordinated debt and convertible debt), issuances of equity (including, at our option, through our Dividend Reinvestment and Stock Purchase Plan (the “DRIP”)), asset sales, repurchase agreements with CapitalSource Bank and other sources.

As of September 30, 2008, the amount of our unfunded commitments to extend credit to our clients exceeded our unused funding sources and unrestricted cash by $1.4 billion. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. We expect that our commercial loan commitments outside of CapitalSource Bank will continue to exceed our available funds for the foreseeable future. Our obligation to fund unfunded commitments is generally based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet specified preconditions to borrowing. In some cases, our unfunded commitments do not require additional collateral to be provided by a borrower as a prerequisite to future fundings by us or additional funding under these commitments is at our discretion. We believe that we have sufficient funding capacity and other sources of liquidity to meet short-term needs related to unfunded commitments. If we do not have sufficient funding capacity or other sources of liquidity to satisfy our commitments, our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

We determine our long-term liquidity and capital resource requirements by analyzing expected changes in the balance of our portfolio and other assets, expected changes in the balance of our liabilities, net cash flows from operations and other requirements. Additionally, while we are a REIT, our liquidity needs may need to be funded by external sources of capital due to the requirement to distribute at least 90% of our REIT taxable income to our shareholders. While we are a REIT, we are not required to distribute the taxable income related to our TRSs and, therefore, have the flexibility to retain these earnings. While we are a REIT, we intend to pay dividends equal to at least 90% of our REIT taxable income.

While we are a REIT, we may cause our TRSs to pay dividends to us to increase our REIT taxable income, subject to the REIT gross income limitations and regulatory limitations on dividends payable by CapitalSource Bank. If during that time we are limited in the amount of dividends we can receive from our TRSs, we intend to use other sources of cash to fund dividend payments while we are a REIT.

During the nine months ended September 30, 2008, we have sold Agency MBS with a face value of $2.1 billion. As discussed below, we have funded and expect to continue to fund the remaining portfolio of residential mortgage investments primarily through repurchase agreements, credit facilities and term debt using leverage consistent with industry standards for these assets.

We anticipate that we will need to raise additional capital from time to time to support our business. We may raise equity in the future and, assuming the current dislocation in the credit markets improves, we may seek to continue to access the debt markets for funding and to continue to explore additional sources of financing. We expect these financings could include additional secured and unsecured credit facilities, secured and unsecured term debt, subordinated debt, repurchase agreements, equity-related securities such as convertible debt and/or other financing sources to the extent available on attractive terms. We cannot assure you, however, that we will have access to any of these funding sources in the future.

Cash and Cash Equivalents

As of September 30, 2008 and December 31, 2007, we had $1.3 billion and $178.7 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. Approximately $1 billion of the increase in cash and cash equivalents was the result of our acquisition of the deposits of FIL in July 2008.

We had $1.8 billion and $513.8 million of restricted cash as of September 30, 2008 and December 31, 2007, respectively. The restricted cash primarily represents both principal and interest collections on loans collateralizing our term debt and on loans pledged to our credit facilities and investments in U.S. Treasury securities and discount notes held for REIT compliance purposes and subject to repurchase financing arrangements. We also have restricted cash representing other items such as client holdbacks, escrows and securities pledged as collateral to secure our repurchase agreements and related derivatives. Principal repayments, interest rate swap payments, interest payable and servicing fees are deducted from the monthly principal and interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Sources and Uses of Cash

For the nine months ended September 30, 2008 and 2007, we generated (used) cash from operations of $2.9 billion and $(824.5) million, respectively. Included within these amounts are cash inflows related to the sale of Agency MBS that are classified as trading investments.

Investing activities primarily relate to loan origination and repayments, sales of residential mortgage investments, primarily mortgage-related receivables, and acquisitions of investments. For the nine months ended September 30, 2008 and 2007, we generated (used) cash in investing activities of $1.7 million and $(1.4) billion, respectively.

Cash from our financing activities is generated from proceeds from our issuances of equity, borrowings on our repurchase agreements, credit facilities and term debt and from our issuances of convertible debt and subordinated debt. Our financing activities primarily use cash to repay term debt borrowings, repurchase agreements and to pay cash dividends. For the nine months ended September 30, 2008 and 2007, we (used) generated cash flow from financing activities of $(3.5) billion and $2.1 billion, respectively.

Deposits

We completed the formation of CapitalSource Bank on July 25, 2008, which included the assumption of approximately $5.2 billion in deposits from FIL. Deposits gathered through its 22 retail bank branches are the primary source of funding for CapitalSource Bank. While we expect CapitalSource Bank to have other sources of liquidity as outlined above, we expect to raise additional deposits through CapitalSource Bank’s retail branches. We intend to fund a majority of our commercial loans through CapitalSource Bank in the future.

As of September 30, 2008, we had deposits totaling $5.0 billion. For additional information about our deposits, see Note 13 Deposits, in our accompanying consolidated financial statements for the three and nine months ended September 30, 2008.

Borrowings

As of September 30, 2008 and December 31, 2007, we had outstanding borrowings totaling $11.4 billion and $15.0 billion, respectively. Borrowings under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt have supported our business. For a detailed discussion of our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2007, included in our Form 10-K and Note 14, Borrowings, in our accompanying consolidated financial statements for the three and nine months ended September 30, 2008.

Our overall debt strategy emphasizes diverse sources of financing, including both secured and unsecured financings. As of September 30, 2008, approximately 80.6% of our debt was collateralized by our loans, equity investments, direct real estate investments and residential mortgage investments and approximately 19.4% was unsecured. On July 25, 2008, we sold approximately $2.1 billion of commercial loans to CapitalSource Bank. Approximately, $1.7 billion of the proceeds of this sale was utilized to repay secured debt. In October 2008, we sold approximately $91.6 million additional commercial loans to CapitalSource Bank.

Standard and Poor’s and Fitch Ratings each currently rate our senior unsecured obligations BBB-.

We have seen and continue to see negative effects from the economic and credit disruptions in the form of a higher cost of funds on our borrowings as measured by a spread to one-month LIBOR. We also have experienced and expect to continue to experience greater difficulty and higher cost in obtaining term debt for our loans outside of CapitalSource Bank. We have seen higher borrowing costs, lower advance rates and other less advantageous terms on both our secured and unsecured credit facilities that we have renewed in 2008.

Repurchase Agreements

During the nine months ended September 30, 2008, we entered into three new master repurchase agreements and borrowed under our existing repurchase agreements with various financial institutions to finance the purchase of RMBS, Agency Discount Notes and U.S. Treasury securities. One of our new master repurchase agreements was a facility with Citigroup Global Markets Inc., to finance the purchase of U.S. Treasury securities that had a maximum facility amount of $1.0 billion for September and October 2008. As of September 30, 2008, we had borrowed the full facility amount of $1.0 billion. The facility also provides for a maximum facility amount of $1.5 billion for December 2008 and January 2009 to finance the purchase of U.S. Treasury securities.

As of September 30, 2008, we had borrowings outstanding under seven master repurchase agreements with various financial institutions to finance the purchases of RMBS, Agency Discount Notes and U.S. Treasury securities. As of September 30, 2008 and December 31, 2007, the aggregate amounts outstanding under such repurchase agreements were $2.9 billion and $3.9 billion, respectively. As of September 30, 2008 and December 31, 2007, these repurchase agreements had weighted average borrowing rates of 2.15% and 5.12%, respectively, and weighted average remaining maturities of 0.6 months and 2.5 months, respectively. The terms of most of our borrowings pursuant to these repurchase agreements typically reset every 30 days. As of September 30, 2008 and December 31, 2007, these repurchase agreements were collateralized by Agency MBS, Agency Discount Notes and U.S. Treasury securities with a fair value of $3.0 billion and $4.1 billion, respectively, including accrued interest, and cash deposits of $25.2 million and $29.2 million, respectively, made to cover margin calls.

Credit Facilities

Our committed credit facility amounts were $2.7 billion and $5.6 billion as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, we had six credit facilities, five secured and one unsecured, with a total of 23 financial institutions. Interest on our credit facility borrowings is charged at variable rates that may be based on one or more of one-month LIBOR, one-month EURIBOR, or the applicable CP rate. We use these facilities to fund our assets outside of CapitalSource Bank and for general corporate purposes. To date, many of our assets have been held, or warehoused, in our secured credit facilities until we complete a term debt transaction in which we securitize a pool of our assets from these facilities. We primarily use the proceeds from our term debt transactions to pay down our credit facilities, which results in increased capacity to redraw on them as needed.

As of September 30, 2008, our credit facilities’ commitments, principal amounts outstanding, interest rates and maturity dates were as follows:

			Principal		Interest	Maturity
	Commitment		Outstanding		Rate(1)	Date
	($ in thousands)

Secured Credit Facilities:
CS Funding III	$150,000		$79,000		LIBOR + 2.00%	April 29, 2009
CS Funding VII	285,000	(2)	183,000		CP + 2.25%	March 31, 2009
CS Funding VIII	50,388		50,388		CP + 0.75%	July 19, 2010
CSE QRS Funding I	815,000	(2)	26,000		CP/LIBOR + 2.00%	April 24, 2009
CS Europe(3)	281,840		172,773		EURIBOR + 2.50%(4)	September 23, 2009

Total Secured Credit Facilities	1,582,228		511,161	(5)
Unsecured Credit Facilities:
CS Inc.	1,070,000		1,004,100		LIBOR + 3.0%(6)	March 13, 2010

Total credit facilities	$2,652,228		$1,515,261

(1)	As of September 30, 2008, the one-month LIBOR was 3.93%; the one-month EURIBOR was 5.05%; the CP rate for CS Funding VIII was 2.77%; and the blended CP/LIBOR rate for CSE QRS Funding I was 4.61%; the CP rates for CS Funding VII were 3.35%.

(2)	Upon termination of the revolving period, there is an amortization period of up to one year.

(3)	CS Europe is a €200 million facility and the amounts presented were translated to United States Dollars (“USD”) using the spot rate as of September 30, 2008.

(4)	Borrowings in Euro or British Pounds Sterling (“GBP”) are at EURIBOR or GBP LIBOR + 2.50%, respectively, and borrowings in USD are at LIBOR + 2.50%.

(5)	The aggregate outstanding collateral balance pledged to our secured credit facilities as of September 30, 2008 was $975 million.

(6)	LIBOR + 3.0% or at an alternative base rate, which is the greater of the prime rate for USD borrowings or the Federal Funds Rate + 1.50%, or for foreign currency borrowings, at the prevailing EURIBOR + 3.0% or GBP LIBOR +3.0%.

We expect to continue to review our borrowings and commitment levels under our credit facilities and opportunities to reduce any amounts of commitments that are determined to be surplus to our needs.

Term Debt

For our Commercial Banking segment, we have raised capital by securitizing pools of assets from our portfolio in permanent, on-balance-sheet term debt securitizations. As of September 30, 2008, the outstanding balance of our term debt securitizations was $3.7 billion.

Owners Trust Term Debt

Within our Residential Mortgage Investment segment, we own beneficial interests in securitization trusts (the “Owners Trust”), which, in 2006, issued $2.4 billion in senior notes and $105.6 million in subordinated notes backed by $2.5 billion of a diversified pool of adjustable rate commercial loans. As of September 30, 2008, the outstanding balance of our Owners Trust term debt was $1.8 billion.

Convertible Debt

We have raised capital through the issuance of convertible debt. As of September 30, 2008, the outstanding balance of our convertible debt was $749 million. In March 2009, holders of $180.0 million of our convertible debt may require us to repurchase this debt at par. We currently expect the holders of this debt to exercise these repurchase options and consequently we maintain and expect to continue to maintain sufficient cash to retire the debt assuming the holders exercise such repurchase options.

Subordinated Debt

We have raised junior subordinated capital through the issuance of trust preferred securities. As of September 30, 2008, the outstanding balance of our subordinated debt was $444.3 million.

Mortgage Debt

For our Healthcare Net Lease segment, we use mortgage loans to finance certain of our direct real estate investments. As of September 30, 2008, the outstanding balance of our mortgage debt was $331.7 million.

Debt Covenants

We, and some of our wholly owned subsidiaries, are required to comply with financial and non-financial covenants related to our debt financings and our servicing of loans collateralizing our secured credit facilities and term debt. Upon the occurrence of an event of default, among other things, servicing could be transferred to another servicer, payment of all amounts payable under the related debt may be accelerated and/or the lender’s commitment may be terminated. The notes under the trusts established in connection with our term debt include accelerated amortization provisions that require cash flows to be applied to pay the noteholders if the notes remain outstanding beyond the stated maturity dates and upon other termination events. A default under our credit facilities or term debt could trigger cross default provisions in our other debt facilities.

Federal Home Loan Bank Financing

As a member of the FHLB of San Francisco, CapitalSource Bank has financing availability with the FHLB equal to 15% of CapitalSource Bank’s total assets. As of September 30, 2008, the maximum financing under this formula was $921.0 million. No amount was outstanding as of September 30, 2008. The financing is subject to various terms and conditions including, but not limited to, the pledging of acceptable collateral, satisfaction of the FHLB stock ownership requirement and certain limits regarding the maximum term of debt.

Equity

We offer a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three months ended September 30, 2008, we did not sell any shares under the direct purchase features of the DRIP. During the nine months ended September 30, 2008, we received $198.2 million related to the direct purchase of 15.4 million shares of our common stock pursuant to the DRIP. During the three and nine months ended September 30, 2007, we received $251.0 million and $437.7 million, respectively, related to the direct purchase of 14.2 million and 21.7 million shares of our common stock pursuant to the DRIP, respectively. In addition, we received proceeds of $2.6 million and $38.4 million related to cash dividends reinvested in 0.2 million and 3.6 million shares of our common stock during the three and nine months ended September 30, 2008, respectively. We received proceeds of $40.3 million and $69.8 million related to the cash dividends reinvested for 2.1 million and 3.3 million shares of our common stock, respectively, during the three and nine months ended September 30, 2007, respectively.

In June 2008, we sold 34.5 million shares of our common stock in an underwritten public offering at a price of $11.00 per share, including the 4.5 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of $365.8 million, which were used to repay borrowings under our secured credit facilities.

On October 20, 2008, we entered into an agreement with one of our existing securityholders, pursuant to which we issued 6,224,392 shares of our common stock in exchange for approximately $45 million in aggregate principal amount of our outstanding 1.25% and 1.625% senior and senior subordinated convertible debentures due 2034 held by the securityholder. We retired all of the debentures we acquired in the exchange.

Commitments, Guarantees & Contingencies

As of September 30, 2008 and December 31, 2007, we had unfunded commitments to extend credit to our clients of $3.9 billion and $4.7 billion, respectively. Commitments do not include transactions for which we have signed commitment letters but not yet signed definitive binding agreements. We expect that our commercial loan commitments outside of CapitalSource Bank will continue to exceed our available funds for the foreseeable future. Our obligation to fund unfunded commitments is generally based on our clients’ ability to provide additional collateral to secure the requested additional fundings, the additional collateral’s satisfaction of eligibility requirements and our clients’ ability to meet specified preconditions to borrowing. In some cases, our unfunded commitments do not require additional collateral to be provided by a borrower as a prerequisite to future fundings by us or additional funding under these commitments is at our discretion. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create lender liability and breach of contract liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business. We currently believe that we have sufficient funding capacity to meet short-term needs related to unfunded commitments.

As of September 30, 2008, we had issued $166.4 million in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. For further information on these contingencies is included in Note 21, Commitments and Contingencies, in our accompanying consolidated financial statements for the nine months ended September 30, 2008.

As of September 30, 2008, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. For reasons further discussed in Note 21, Commitments and Contingencies, in our accompanying consolidated financial statements for the nine months ended September 30, 2008, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheets as of September 30, 2008.

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

As appropriate, the CapitalSource Inc. and CapitalSource Bank Credit Committees evaluate and approve credit standards and oversees the credit risk management function related to commercial loans, direct real estate investments and other investments. Their primary responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring conditions in real estate and other markets having an impact on lending activities, and evaluating and monitoring overall credit risk.

Commercial Banking Segment

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

Concentrations of Credit Risk

In our normal course of business, we engage in commercial lending, banking, and leasing activities with clients primarily throughout the United States. As of September 30, 2008, the single largest industry concentration was business products and services, which made up approximately 14.6% of our commercial loan portfolio. As of September 30, 2008, the largest geographical concentration was the State of New York, which made up approximately 12.7% of our commercial loan portfolio. As of September 30, 2008, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 98% of the investments. As of September 30, 2008, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 33% of the investments.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from all counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions “net.” As of September 30, 2008 and December 31, 2007, the gross positive fair values of our derivative financial instruments were $43.4 million and $82.9 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $31.0 million and $58.0 million as of September 30, 2008 and December 31, 2007, respectively. We did not have any collateral against exposure to credit risk as of September 30, 2008. Accordingly, our net exposure to derivative counterparty credit risks as of September 30, 2008 and December 31, 2007, was $12.4 million and $24.9 million, respectively.

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

The primary market risk to which we are exposed is interest rate risk, which is inherent in the financial instruments associated with our operations, primarily including our loans, residential mortgage investments and borrowings. Our traditional loan products are non-trading positions and are reported at amortized cost. Additionally, debt obligations that we incur to fund our business operations are recorded at historical cost. While GAAP requires a historical cost view of such assets and liabilities, these positions are still subject to changes in economic values based on varying market conditions. Interest rate risk is the effect of changes in the economic value of our loans, and our other interest rate sensitive instruments and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk through the use of various types of derivative instruments. For a detailed discussion of our derivatives, see Note 22, Derivative Instruments, in our accompanying consolidated financial statements for the nine months ended September 30, 2008.

Interest Rate Risk Management — Commercial Banking Segment & Healthcare Net Lease Segment

Interest rate risk in our Commercial Banking and Healthcare Net Lease segments refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our commercial loan portfolio bears interest at a spread to the prime rate or a LIBOR-based rate with almost all of our other loans bearing interest at a fixed rate. The majority of our borrowings bear interest at a spread to LIBOR or CP, with the remainder bearing interest at a fixed rate. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below.

The estimated (decreases) increases in net interest income for a 12-month segments based on changes in the interest rates applied to the combined portfolios of our Commercial Banking and Healthcare Net Lease segments as of September 30, 2008, were as follows:

Estimated (Decrease)
Increase in
Rate Change	Net Interest Income
(Basis Points)	Over 12 Months
($ in thousands)

− 100	$27,240
− 50	13,080
+ 50	(8,760)
+ 100	(15,840)

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed a 70% advance rate on our variable rate borrowings.

Approximately 43% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of September 30, 2008. The loans with interest rate floors as of September 30, 2008, were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Exceeding the interest rate floor	$1,609,265	17%
At the interest rate floor	177,548	2
Below the interest rate floor	2,271,232	24
Loans with no interest rate floor	5,368,465	57

Total	$9,426,510	100%

We use interest rate swaps to hedge the interest rate risk of certain fixed rate assets. We also enter into additional basis swap agreements to hedge basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These interest rate swaps modify our exposure to interest rate risk by synthetically converting fixed rate and prime rate loans to LIBOR. Additionally, we use offsetting interest rate caps to hedge loans with embedded interest rate caps. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the one-month LIBOR-based term debt.

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

The estimated changes in fair value based on changes in interest rates applied to our residential mortgage investment portfolio as of September 30, 2008, were as follows:

	Estimated (Decrease)
Rate Change	Increase	Percentage of Total
(Basis Points)	in Fair Value	Segment Assets
	($ in thousands)

− 100	$2,099	0.042%
− 50	1,139	0.023
+ 50	(933)	(0.019)
+ 100	(1,507)	(0.030)

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

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our accompanying consolidated financial statements for the nine months ended September 30, 2008, and our critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates. Our critical accounting estimates are described in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2007. The following are new critical accounting policies during the nine months ended September 30, 2008.

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

As of September 30, 2008, of the financial assets carried at fair value, $2.4 billion (11.96% of total assets) were classified as Level 1 or 2 while $38.8 million (0.20% of total assets) were classified as Level 3. From a liability perspective, $187.4 million 1.11% of total liabilities) were classified as Level 1 or Level 2 while no liabilities were classified as Level 3.

For our Level 3 assets, none of the associated unrealized gains/losses had a significant effect on our results of operations including impacts on liquidity, capital adequacy or other measures. Additionally, we did not experience any material declines in the market values of any of our financial instruments carried at fair value using Level 3 measurements during the three and nine months ended September 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for a detailed discussion of our derivatives, see Note 22, Derivative Instruments, in our accompanying consolidated financial statements for the three and nine months ended September 30, 2008. and Note 21, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2007 included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our business faces many risks.  The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our securities could decline. As a result, you should consider all of the following risks, together with all of the other Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008 (the “Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, as filed with the SEC on May 12, 2008 and August 11, 2008, respectively, and the other information in this Quarterly Report on Form 10-Q, the Form 10-K and our filings with the SEC before deciding to invest in our securities.

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

Federal Law

CapitalSource Bank’s deposits are insured by the FDIC to the full extent permitted by law and the FDIC is the primary Federal regulator of CapitalSource Bank. As an insurer of deposits, the FDIC issues regulations, imposes and charges deposit insurance premiums and assessments, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. The approval of the FDIC is required prior to any merger, consolidation or change in control or the establishment or relocation of any branch office of CapitalSource Bank. The FDIC also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund and also has the authority to initiate enforcement actions against insured institutions. The FDIC has authority to adjust the Deposit Insurance Fund (“DIF”) ratio to insured deposits within a range of 1.15% and 1.50%. The DIF ratio is viewed by the FDIC as the level that the fund should achieve and was established by the agency at 1.25% for 2008. Due to recent large payouts by the DIF for failed institutions, the DIF ratio has declined below 1.25% and the FDIC has recently proposed that the rate of insurance assessments will double. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of CapitalSource Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the DFI.

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

The acquisition of CapitalSource Bank has required us to acquire additional REIT-eligible assets to optimize our REIT structure for 2008.

The acquisition of CapitalSource Bank has increased the value of our taxable REIT subsidiary. As a result, we have had to acquire a significant amount of additional REIT-eligible assets to further facilitate compliance with REIT requirements and optimize our REIT structure for 2008. These assets have not been available to us on favorable terms as a result of recent market events and conditions. We expect to obtain more of these assets in the fourth quarter. If we are unable to acquire such additional assets on favorable terms, our business and our ability to comply with the REIT asset tests could be adversely affected.

We may not be successful in effecting any transaction with respect to our healthcare net lease business or realizing proceeds for our account through any transaction, which could impair our liquidity position.

We have previously disclosed that a key element of our short-term strategy is to complete the initial public offering of our healthcare net lease business. On October 15, 2008, we announced that we have delayed the initial public offering due to market volatility. We intend to evaluate alternatives, including an initial public offering, to grow our healthcare net lease business and realize its value. Our plan to revoke our REIT election in 2009 does not preclude any transaction with respect to our healthcare net lease business. We may not be able to complete any transaction, including an offering, on favorable terms, or at all. Our failure to complete any transaction, including an initial public offering, could, therefore, prevent us from obtaining additional liquidity we are seeking which may impair our plans for financing our business to capitalize further on attractive lending conditions.

We have determined not to qualify as a REIT beyond 2008 and the effects of this change in tax status could have adverse implications on our liquidity.

We have previously disclosed that we intend to remain a REIT for the balance of 2008, but not thereafter.

Commencing in 2009, we will be subject to corporate tax on all of our net income. In addition, we will no longer be required to pay any dividends to our shareholders. We intend to sell the assets comprising our residential mortgage investment segment in early 2009, as we will not need the assets once we are no longer a REIT. Discontinuing that segment could have implications from an accounting perspective, as we may have to show the segment’s results as discontinued operations in future periods, and may reduce our earnings as we either sell the segment’s assets or let them run off. The capital allocated to our RMIP was approximately 9% of our total capital as of September 30, 2008, which number may increase if we acquire additional REIT-eligible assets to enable us to maintain our REIT status for 2008. We may not be able to sell these assets on favorable terms or at all which may adversely impact our business and results.

Further, we have agreed in contracts relating to some of our financings that we will use reasonable efforts to remain qualified as a REIT. Our decision not to qualify as a REIT for 2009 could be deemed to breach our agreements. If the counterparties to these financings allege breaches of those agreements, we may be subject to lengthy and costly litigation and if we were not to prevail in such litigation, we may be required to repay the underlying indebtedness prior to stated maturity, which could impair our liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2008, was as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

July 1 — July 31, 2008	208,549	$10.84	—	—
August 1 — August 31, 2008	44,468	12.28	—	—
September 1 — September 30, 2008	12,073	12.02	—	—

Total	265,090	11.13

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: November 10, 2008	/s/ JOHN K. DELANEY John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	/s/ THOMAS A. FINK Thomas A. Fink Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2008	/s/ BRYAN D. SMITH Bryan D. Smith Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No		Description

3.1		Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008) (incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2		Amended and Restated Bylaws (composite version; reflects all amendments through October 30, 2007) (incorporated by reference to exhibit 3.2 to the Form 10-Q filed by CapitalSource on November 9, 2007).
10.1		Capital Maintenance and Liquidity Agreement dated as of July 25, 2008, among CapitalSource Inc., CapitalSource TRS Inc., CapitalSource Finance LLC, CapitalSource Bank and the FDIC (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on July 28, 2008).
10.2		Parent Company Agreement dated as of July 25, 2008, among CapitalSource Inc., CapitalSource TRS Inc., CapitalSource Finance LLC, CapitalSource Bank and the FDIC (incorporated by referenced to exhibit 10.2 to the Form 8-K filed by CapitalSource on July 28, 2008).
10.3		Amended and Restated Sale and Servicing Agreement, dated as of April 28, 2006, by and among CSE QRS Funding I LLC, as the seller, CSE Mortgage LLC, as the Originator and as the Servicer, each of the Purchasers and Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as the Administrative Agent and as the WBNA Agent, and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian (composite version; reflects all amendments through August 26, 2008).†
10.4		Second Amended and Restated Sale and Servicing Agreement, dated as of May 8, 2008, by and among CapitalSource Real Estate Loan LLC, 2007-A, as the Seller, CSE Mortgage LLC, as the Originator and Service, the Issuers from time to time party thereto, the Liquidity Banks from time to time party thereto, Citicorp North America, Inc., as the Administrative Agent and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian (composite version; reflects all amendments through May 8, 2008)(incorporated by reference to exhibit 10.2 to the Form 10-Q filed by CapitalSource on May 12, 2008).
10	.4.1	First Amendment, dated July 31, 2008, to the Second Amended and Restated Sale and Servicing Agreement dated as of May 8, 2008, by and among CapitalSource Real Estate Loan LLC, 2007-A, as the Seller, CSE Mortgage LLC, as the Originator and Servicer, the Issuers from time to time party thereto, the Liquidity Banks from time to time party thereto, Citicorp North America, Inc., as the Administrative Agent and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian.†
10	.4.2	Second Amendment, dated as of August 20, 2008, to the Second Amended and Restated Sale and Servicing Agreement dated as of May 8, 2008, by and among CapitalSource Real Estate Loan LLC, 2007-A, as the Seller, CSE Mortgage LLC, as the Originator and Service, the Issuers from time to time party thereto, the Liquidity Banks from time to time party thereto, Citicorp North America, Inc., as the Administrative Agent and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian.†
10.5		Sale and Servicing Agreement, dated as of May 8, 2008, by and among CS Funding VII Depositor LLC, as the Seller, CapitalSource Finance LLC, as the Servicer and Originator, the Issuers from time to time party thereto, the Liquidity Banks from time to time party thereto, Citicorp North America, Inc., as the Administrative Agent and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian (incorporated by reference to exhibit 10.3 to the Form 10-Q filed by CapitalSource on May 12, 2008).
10	.5.1	First Amendment, dated July 31, 2008, to the Sale and Servicing Agreement dated as of May 8, 2008, by and among CS Funding VII Depositor LLC, as the Seller, CapitalSource Finance LLC, as the Servicer and Originator, the Issuers from time to time party thereto, the Liquidity Banks from time to time party thereto, Citicorp North America, Inc., as the Administrative Agent and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian.†

Exhibit
No		Description

10	.5.2	Second Amendment, dated August 20, 2008, to the Sale and Servicing Agreement dated as of May 8, 2008, by and among CS Funding VII Depositor LLC, as the Seller, CapitalSource Finance LLC, as the Servicer and Originator, the Issuers from time to time party thereto, the Liquidity Banks from time to time party thereto, Citicorp North America, Inc., as the Administrative Agent and Wells Fargo Bank, National Association, as the Backup Servicer and as the Collateral Custodian.†
10	.6*	Relocation Agreement, dated August 22, 2008, by and between CapitalSource Inc. and Steven A. Museles.†
10	.7*	CapitalSource Inc. Amended and Restated Deferred Compensation Plan.†
10	.8*	Summary of Non-employee Director Compensation.†
10	.9*	Form of Restricted Stock Agreement (2008) (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on August 11, 2008).
10	.10*	Form of Restricted Stock Unit Agreement (2008) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 11, 2008).
10	.11*	Form of Non-Qualified Option Agreement (2008) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on August 11, 2008).
12.1		Ratio of Earnings to Fixed Charges.†
31.1		Rule 13a — 14(a) Certification of Chairman of the Board and Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 Certifications.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.