Form 10-K
period 2008-12-31
CAPITALSOURCE INC
filed 2009-03-02
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2008 was $2,103,115,809.

As of February 17, 2009, the number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding was 302,595,100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CapitalSource Inc.’s Proxy Statement for the 2009 annual meeting of shareholders, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including the footnotes to our audited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about growing our deposit base and operations, our liquidity forecasts, credit facilities and covenant compliance, our intention to sell assets, the commercial real estate participation interest (“the “A” Participation Interest”), economic and market conditions for our business, securitization markets, the performance of our loans, loan yields, our dividend policy, approval of our application to become a bank holding company, and regarding potential acquisitions. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “expect,” “estimate,” “plan,” “will,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions may result in increased credit losses and delinquencies in our portfolio; continued or worsening disruptions in economic and credit markets may continue to make it very difficult for us to obtain financing on attractive terms or at all, could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position; movements in interest rates and lending spreads may adversely affect our borrowing strategy; operating CapitalSource Bank under the California and FDIC regulatory regime could be more costly than expected; we may not be successful in operating CapitalSource Bank or maintaining or growing CapitalSource Bank’s deposits or deploying its capital in favorable lending transactions or originating or acquiring assets in accordance with our strategic plan; we may not receive all approvals needed to become a bank holding company and convert to a commercial bank; competitive and other market pressures could adversely affect loan pricing; the nature, extent, and timing of any governmental actions and reforms; the success and timing of other business strategies and asset sales; hedging activities may result in reported losses not offset by gains reported in our consolidated financial statements; and other risk factors described in this Form 10-K and documents filed by us with the SEC. All forward-looking statements included in this Form 10-K are based on information available at the time the statement is made.

We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K, including that set forth under Item 1A, Risk Factors.

ITEM 1.	BUSINESS

Overview

We are a commercial lender that provides financial products to middle market businesses, and, through our wholly owned subsidiary, CapitalSource Bank, provides depository products and services in southern and central California.

We currently operate as three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Banking segment comprises our commercial lending and banking business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our remaining residential mortgage investment and other investment activities in which we formerly engaged to optimize our qualification as a real estate investment trust (“REIT”). For financial information about our segments, see Note 26, Segment Data, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Through our Commercial Banking segment activities, we provide a wide range of financial products to middle market businesses and participate in broadly syndicated debt financings for larger businesses. As of December 31, 2008, we had 1,072 loans outstanding under which we had funded an aggregate of $9.5 billion and held a $1.4 billion participation in a pool of commercial real estate loans (the “A” Participation Interest”). Within this segment, CapitalSource Bank also offers depository products and services in southern and central California that are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by regulation.

Through our Healthcare Net Lease segment activities, we invest in income-producing healthcare facilities, principally long-term care facilities in the United States. We provide lease financing to skilled nursing facilities and, to a lesser extent, assisted living facilities, and long term acute care facilities. As of December 31, 2008, we had $1.0 billion in direct real estate investments comprising 186 healthcare facilities leased to 40 tenants through long-term, triple-net operating leases. We currently intend to evaluate all potential transactions to monetize the value of this business, including debt financings, asset sales and corporate transactions.

Through our Residential Mortgage Investment segment activities, we invested in certain residential mortgage assets and other REIT qualifying investments to optimize our REIT structure through 2008. As of December 31, 2008, our residential mortgage investment portfolio totaled $3.3 billion, which included investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”). Over 99% of our investments in RMBS were represented by mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency RMBS”). In addition, we hold mortgage-related receivables secured by prime residential mortgage loans. During the first quarter of 2009, we sold all of our Agency RMBS, and we intend to merge the remaining assets currently in this segment into our Commercial Banking segment in 2009.

In our Commercial Banking and Healthcare Net Lease segments, we have three primary commercial lending businesses:

•	Healthcare and Specialty Finance, which generally provides first mortgage loans, asset-based revolving lines of credit, and cash flow loans to healthcare businesses and, to a lesser extent, a broad range of other companies. We also make investments in income-producing healthcare facilities, particularly long-term care facilities;

•	Corporate Finance, which generally provides senior and subordinate loans through direct origination and participation in syndicated loan transactions; and

•	Structured Finance, which generally engages in commercial and residential real estate finance and also provides asset-based lending to finance companies.

Developments During Fiscal Year 2008

2008 was a transformational year for us in which we commenced operations of CapitalSource Bank and announced our intention to revoke our REIT status in 2009. Given these changes and the current challenging economic environment, our business plan has evolved to encompass two distinct strategies. CapitalSource Bank, our liquid and well-capitalized bank, will be the vehicle through which we fund all our new loans, while CapitalSource Bank’s ultimate parent company, CapitalSource Inc., and its non-bank subsidiaries (collectively, the “Parent Company”) will manage liquidity and credit outcomes as its portfolio runs off.

CapitalSource Bank

In July 2008, we acquired approximately $5.2 billion of deposits, the “A” Participation Interest and 22 retail banking branches from Fremont Investment & Loan (“FIL”) and commenced operations of CapitalSource Bank. We did not acquire FIL or any contingent liabilities. During 2008, CapitalSource Bank purchased from our other subsidiaries approximately $2.2 billion in commercial loans.

CapitalSource Bank operates pursuant to approvals received from the FDIC and the California Department of Financial Institutions (“DFI”), which require CapitalSource Bank to maintain a total risk-based capital ratio of not less than 15%, a tangible equity to tangible asset ratio of not less than 10%, an adequate allowance for loan and lease losses and other customary requirements applicable to de novo banks. The Parent Company and CapitalSource

Bank are parties to a Capital Maintenance and Liquidity Agreement (“CMLA”) with the FDIC requiring the Parent Company to maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15%, to maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well capitalized” under the relevant banking regulations, and for the Parent Company to provide a $150 million unsecured revolving credit facility that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. The Parent Company and CapitalSource Bank also are parties to a Parent Company Agreement (“Parent Agreement”) with the FDIC requiring the Parent Company to maintain the capital levels of CapitalSource Bank at the levels required in the CMLA, and providing the Parent Company’s consent to examination by the FDIC for the FDIC to monitor compliance with the laws and regulations applicable to the Parent Company.

CapitalSource Bank has access to a significant base of deposits, which has diversified and strengthened our funding platform by providing a lower and more stable cost of funds with less reliance on the capital markets, positioning us to take advantage of attractive lending opportunities we believe are now available in the market.

Bank Holding Company Application

Consistent with the business plan approved by our regulators, we are pursuing our strategy of converting CapitalSource Bank to a commercial bank and becoming a Bank Holding Company. To date we have obtained approvals from the DFI and FDIC to convert CapitalSource Bank from an industrial bank to a California commercial bank. For the conversion to become effective, we must be approved by the Federal Reserve as a Bank Holding Company under the Bank Holding Company Act of 1956. We filed our Bank Holding Company application with the Board of Governors of the Federal Reserve in October 2008. That application is being processed by the Federal Reserve Bank of Richmond and has not been approved at this time. We are cooperating with the Federal Reserve in providing access to such information as is needed to make its decision on the pending application. We believe that becoming a commercial bank will allow CapitalSource Bank to offer a wider variety of deposit products and services to customers; however, we cannot assure you that the Federal Reserve will approve our application in which case CapitalSource Bank would not convert to a commercial bank. Current guidance from the U.S. Treasury Department provides that, since CapitalSource Inc. did not obtain approval as a Bank Holding Company prior to December 31, 2008, CapitalSource Inc. is not eligible to obtain funding under the Capital Assistance Program (“CAP”) or the Capital Purchase Program. Although CapitalSource Bank has applied for CAP funding, there is no assurance that CapitalSource Bank will be able to obtain CAP funding or that it would accept the funding if offered.

Revocation of REIT Status

We operated as a REIT, from 2006 through 2008. Historically, we complied with REIT requirements in part through the acquisition, funding and ongoing management of a portfolio of residential mortgage-related investments including Agency securities. Our Board of Directors determined it would be imprudent and perhaps impossible to maintain a large compliance portfolio of residential investment assets in 2009 based on current and anticipated market conditions. Consequently, we revoked our REIT election effective January 1, 2009.

Change in Reportable Segments

From January 1, 2006 to the third quarter of 2007, we presented financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business activities and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and RMBS. In the fourth quarter of 2007, we began presenting financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. Beginning in the third quarter of 2008, we changed the name of our Commercial Finance segment to Commercial Banking to incorporate depository products, services and investments of CapitalSource Bank. We have reclassified all comparative prior period segment information to reflect our three reportable segments. For financial information about our segments, see Note 26, Segment Data, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Loan Products, Service Offerings and Investments

Commercial Banking Segment

Our primary commercial lending products, services and investments include:

•	Depository Products and Services. Through CapitalSource Bank’s 22 branches in southern and central California, we provide savings and money market accounts, IRA products and certificates of deposit. These products are insured up to the maximum amounts permitted by the FDIC.

•	Senior Secured Loans. A loan is a “senior” loan when we have a first priority lien in the collateral securing the loan. Asset-based loans are collateralized by specified assets of the client, generally the client’s accounts receivable and/or inventory. Cash flow loans are made based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. Our senior cash flow term loans generally are secured by a security interest in all or substantially all of a client’s assets. In some cases, the equity owners of a client pledge their stock in the client to us as further collateral for the loan.

•	First Mortgage Loans. A first mortgage loan is a loan secured by a senior mortgage on real property. We make mortgage loans to clients including owners and operators of senior housing and skilled nursing facilities; owners and operators of office, industrial, hospitality, multi-family and residential properties; resort and residential developers; hospitals and companies backed by private equity firms that frequently obtain mortgage-related financing in connection with buyout transactions.

•	Term B, Second Lien and Mezzanine Loans. A Term B loan is a loan that shares a first priority lien in a client’s collateral with the client’s other senior debt but that comes after other senior secured debt in order of payment preference, and accordingly, generally involves greater risk of loss than other senior secured loans. Term B loans are senior loans and, therefore, are included with senior secured loans in our portfolio statistics. A second lien loan is a loan that has a lien on the client’s collateral that is junior in order of priority and also comes after the senior debt in order of payment. A mezzanine loan is a loan that may not share in the same collateral package as the client’s senior loans, may have no security interest in any of the client’s assets and is junior to any lien holder both as to collateral (if any) and payment. A mezzanine loan generally involves greater risk of loss than a senior loan, Term B loan or second lien loan.

•	Equity Investments. We acquired equity in some borrowers at the same time and on substantially the same terms as the private equity sponsor that invested in the borrower with our loan proceeds. These equity investments generally represented less than 5% of a borrower’s equity. Since the formation of CapitalSource Bank, we have ceased making these equity investments.

Healthcare Net Lease Segment

•	Direct Real Estate Investments. We invest in income-producing healthcare facilities, principally long-term care facilities in the United States. These facilities are generally leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment, subject to annual escalations, and all facility operating expenses, including real estate taxes, as well as make capital improvements.

Residential Mortgage Investment Segment

•	Residential Mortgage-Backed Securities. While we were a REIT, we invested in RMBS, which are securities collateralized by residential mortgage loans. These securities include Agency RMBS and RMBS issued by non-government-sponsored entities that are credit-enhanced through the use of subordination or in other ways that are inherent in a corresponding securitization transaction (“Non-Agency RMBS”). Substantially all of our Agency and Non-Agency RMBS are collateralized by adjustable rate mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency RMBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying audited consolidated balance sheets. We account for our Non-Agency RMBS as debt securities that are classified as available-for-sale and included in investments on our accompanying audited consolidated balance sheets. During the first quarter of 2009, we revoked our REIT status and sold all of our Agency RMBS in this segment and we intend to merge the remaining assets currently in this segment into our Commercial Banking segment in 2009.

•	Mortgage-Related Receivables. We own beneficial interests in special purpose entities (“SPEs”) that acquired and securitized pools of residential mortgage loans. We are the primary beneficiary of these SPEs and, therefore, consolidate the assets and liabilities of such entities for financial statement purposes. The SPEs’ interest in the underlying mortgage loans constitutes, for accounting purposes, receivables secured by the underlying mortgage loans. As a result, through consolidation, we recognized on our accompanying audited consolidated balance sheets mortgage-related receivables, as well as the principal amount of related debt obligations incurred by SPEs to fund the origination of such receivables. Such mortgage-related receivables maintain all of the economic attributes of the underlying mortgage loans legally held in trust by such SPEs and, as a result of our interest in such SPEs, we maintain all of the economic benefits and related risks of ownership of the underlying mortgage loans. The SPEs also issued beneficial interests to third parties, which are senior to our interests in the SPE. These senior interests are reported as liabilities on our consolidated balance sheets. Cash flows from the underlying mortgage loans held by the SPEs are designated to pay off the related liabilities. Accordingly, our loss exposure is limited to our purchased investment in the SPEs.

As of December 31, 2008, our portfolio of assets by type was as follows (percentages by gross carrying values):

Loan Products and Investments by Type

(1)	Includes Term B loans.

Commercial Banking Segment Overview

Portfolio Composition

As of December 31, 2008 and 2007, the composition of our Commercial Banking segment portfolio was as follows:

	December 31,
	2008	2007
	($ in thousands)

Marketable securities, available-for-sale	$642,714	$—
Commercial real estate “A” Participation Interest, net(1)	1,400,333	—
Commercial loans(1)(2)	9,494,873	9,867,737
Investments	178,595	227,128

Total	$11,716,515	$10,094,865

(1)	Includes related interest receivable.

(2)	Includes loans held for sale.

Marketable Securities, available-for-sale

As of December 31, 2008, we owned $642.7 million in marketable securities, available-for-sale. Included in these marketable securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and Federal Home Loan Bank (“FHLB”) (“Agency Discount Notes”), callable notes issued by Fannie Mae, Freddie Mac, FHLB and Federal Farm Credit Bank (“Agency Callable Notes”), bonds issued by the FHLB (“Agency Debt”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”) and a corporate debt security issued by Wells Fargo & Company and guaranteed by the FDIC (“Corporate Debt”). With the exception of the Corporate Debt, CapitalSource Bank pledged all of the marketable securities, available-for-sale, to the FHLB of San Francisco as a source of contingent borrowing capacity as of December 31, 2008. For further information on our marketable securities, available-for-sale, see Note 8, Marketable Securities and Investments, in the accompanying audited consolidated financial statements for the year ended December 31, 2008.

Commercial Real Estate “A” Participation Interest

As of December 31, 2008, the “A” Participation Interest had an outstanding balance of $1.4 billion, which includes $3.7 million of related accrued interest receivable. For further information on the “A” Participation Interest, see Note 7, Commercial Lending Assets and Credit Quality, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Commercial Portfolio

As of December 31, 2008 and 2007, our total commercial portfolio had outstanding balances of $10.9 billion and $9.9 billion, respectively. Included in these amounts were loans, the “A” Participation Interest, loans held for sale, and $93.3 million and $56.3 million of related interest receivables (collectively, “Commercial Lending Assets”) as of December 31, 2008 and 2007, respectively.

Commercial Loan Composition

Our total commercial loan portfolio reflected in the portfolio statistics below includes loans, loans held for sale, and $89.6 million and $56.3 million of related interest receivables, as of December 31, 2008 and 2007, respectively, and excludes the “A” Participation Interest. The composition of our commercial loan portfolio by loan type and by commercial lending business as of December 31, 2008 and 2007, was as follows:

	December 31,
	2008		2007
	($ in thousands)

Composition of commercial loan portfolio by loan type:
Senior secured loans(1)	$5,640,559	59%	$5,695,167	58%
First mortgage loans(1)	2,723,862	29	2,995,048	30
Subordinate loans	1,130,452	12	1,177,522	12

Total	$9,494,873	100%	$9,867,737	100%

Composition of commercial loan portfolio by business:
Corporate Finance	$2,659,038	28%	$2,979,241	30%
Healthcare and Specialty Finance	2,998,747	32	2,934,666	30
Structured Finance	3,837,088	40	3,953,830	40

Total	$9,494,873	100%	$9,867,737	100%

(1)	Includes Term B loans.

As of December 31, 2008, our commercial loan portfolio was well diversified, with 1,072 loans to 679 clients operating in multiple industries. We use the term “client” with respect to loans to mean the legal entity that is the party to whom we lend pursuant to a loan agreement. Throughout this section, unless specifically stated otherwise, all figures relate to our commercial loans outstanding as of December 31, 2008.

As of December 31, 2008, our commercial loan portfolio by industry was as follows (percentages by gross carrying values as of December 31, 2008):

Commercial Loan Portfolio by Industry (1)

(1)	Industry classification is based on the North American Industry Classification System (NAICS).

(2)	Include all industry groups that have an aggregate loan balance less than 1% of the aggregate outstanding balance of our commercial loan portfolio.

As of December 31, 2008, our largest commercial loan was a $325.0 million mezzanine loan to a borrower which owns, operates, leases or manages 205 skilled nursing facilities, 25 assisted living facilities and five transition care units in 13 states. As of December 31, 2008, our commercial loan portfolio by loan balance was as follows:

Commercial Loan Portfolio by Loan Balance

As of December 31, 2008, our commercial loan portfolio by client balance was as follows:

Commercial Loan Portfolio by Client Balance

We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this Form 10-K, we count each loan or client separately and do not aggregate loans to related entities.

No client accounted for more than 10% of our total revenues in 2008. The principal executive offices of our clients were located in 47 states, the District of Columbia, Puerto Rico and selected international locations, primarily in Canada and Europe. As of December 31, 2008, the largest geographical concentration was New York, which made up approximately 13% of the outstanding aggregate balance of our commercial loan portfolio. In addition, 5% of the outstanding aggregate balance of our commercial loan portfolio as of December 31, 2008, comprised international borrowers, primarily located in Canada and Europe. For the year ended December 31, 2008, less than 10% of our revenues were generated through our foreign operations. As of December 31, 2008, our largest loan was $325.0 million, and the combined total of the outstanding aggregate balances of our ten largest loans represented 19% of our commercial loan portfolio.

As of December 31, 2008, our commercial loan portfolio by geographic region was as follows:

Commercial Loan Portfolio by Geographic Region

(1)	Includes each jurisdiction that has an aggregate loan balance less than 1% of the aggregate outstanding balance of our commercial loan portfolio.

Our commercial loans have stated maturities at origination that generally range from one to five years. As of December 31, 2008, the weighted average maturity and weighted average remaining life of our entire commercial loan portfolio were approximately 5.2 years and 2.5 years, respectively. Our clients typically pay us an origination fee based on a percentage of the commitment amount and may also be required to pay other ongoing fees.

As of December 31, 2008, the number of loans, average loan size, number of clients and average loan size per client by commercial lending business were as follows:

				Average Loan
	Number	Average	Number of	Size per
	of Loans	Loan Size	Clients	Client
	($ in thousands)

Composition of commercial loan portfolio by business:
Corporate Finance	491	$5,416	246	$10,809
Healthcare and Specialty Finance	370	8,105	257	11,668
Structured Finance	211	18,185	176	21,802

Overall commercial loan portfolio	1,072	8,857	679	13,984

Healthcare Net Lease Segment Overview

Portfolio Composition

We own real estate for long-term investment purposes. These real estate investments are generally long-term care facilities leased through long-term, triple-net operating leases. We had $1.0 billion in direct real estate investments as of December 31, 2008, which consisted primarily of land and buildings.

As of December 31, 2008, our direct real estate investment portfolio by geographic region was as follows:

Healthcare Net Lease Portfolio by Geographic Region

(1)	Includes each state that has an aggregate direct real estate investment balance less than 1% of the aggregate direct real estate investment balance.

No healthcare net lease client accounted for more than 10% of our total revenues in 2008. We use the term “client” with respect to our leased real estate investments to mean the legal entity that is the party to whom we leased properties pursuant to the lease agreement. As of December 31, 2008, the largest geographical concentration was Florida, which made up approximately 33% of our direct real estate investment portfolio. As of December 31, 2008, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 98% of the investments.

As of December 31, 2008, our direct real estate investment portfolio by asset balance was as follows:

Healthcare Net Lease Portfolio by Asset Balance

See Item 2, Properties, for information about our direct real estate investment properties.

Residential Mortgage Investment Segment Overview

Portfolio Composition

As of December 31, 2008 and 2007, our portfolio of residential mortgage investments was as follows:

	December 31,
	2008	2007
	($ in thousands)

Mortgage-related receivables(1)	$1,801,535	$2,033,296
Residential mortgage-backed securities:
Agency(2)	1,489,291	4,030,180
Non-Agency(2)	377	4,517

Total	$3,291,203	$6,067,993

(1).	Represents secured receivables that are backed by adjustable-rate residential prime mortgage loans.

(2).	See following paragraph for a description of these securities.

While we were a REIT, we invested in Agency RMBS which are mortgage-backed securities issued and guaranteed by Fannie Mae or Freddie Mac. Non-Agency RMBS are RMBS issued by non-government sponsored entities that are credit-enhanced through the use of subordination or in other ways that are inherent in a corresponding securitization transaction. Substantially all of our RMBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency RMBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying audited consolidated balance sheets. We account for our Non-Agency RMBS as debt securities that are classified as available-for-sale and included in investments on our accompanying audited consolidated balance sheets. The coupons on the loans underlying RMBS are fixed for stipulated periods of time and then reset annually thereafter. The weighted average net coupon of Agency RMBS in our portfolio was 5.01% as of December 31, 2008, and the weighted average reset date for the portfolio was approximately 25 months. The weighted average net coupon of Non-Agency RMBS in our portfolio was 3.73% as of December 31, 2008. The fair values of our Agency RMBS and Non-Agency RMBS, including accrued interest, were $1.5 billion and $0.4 million, respectively, as of December 31, 2008. During the first quarter of 2009, we sold all of our Agency RMBS in this segment and we intend to merge the remaining assets currently in this segment into our Commercial Banking segment in 2009.

As further discussed in Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations, of our accompanying audited consolidated financial statements for the year ended December 31, 2008, we had $1.8 billion in mortgage-related receivables that were secured by prime residential mortgage loans as of December 31, 2008. As of December 31, 2008, the weighted average interest rate on such receivables was 5.36%, and the weighted average contractual maturity was approximately 27 years.

Financing

We depend on depository and external financing sources to fund our operations. We employ a variety of financing arrangements, including retail savings and money market accounts, certificates of deposit, secured credit facilities, term debt, convertible debt, subordinated debt, equity and repurchase agreements. CapitalSource Bank has financing availability with the FHLB equal to 15% of CapitalSource Bank’s total assets. The financing is subject to various terms and conditions including, but not limited to, the pledging of acceptable collateral, satisfaction of the FHLB stock ownership requirement and certain limits regarding the maximum term of debt. We expect that we will continue to seek external financing sources in the future. We cannot assure you, however, that we will have access to any of these funding sources. Our existing financing arrangements are described in further detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Competition

Our markets are competitive and characterized by varying competitive factors. We compete with a large number of financial services companies, including:

•	specialty and commercial finance companies;

•	commercial banks and thrifts;

•	REITS and other real estate investors;

•	private investment funds;

•	investment banks;

•	insurance companies; and

•	asset management companies.

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

Supervision and Regulation

Our bank operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions.

CapitalSource Bank is a California state-chartered industrial bank and is subject to supervision and regular examination by the FDIC and the DFI. In addition, CapitalSource Bank’s deposits are insured by the FDIC.

Although the Parent Company is not directly regulated or supervised by the DFI, the FDIC or any other federal or state bank regulatory authority, it is subject to regulatory oversight with respect to guidelines and agreements concerning its relationship with CapitalSource Bank, transactions between it and CapitalSource Bank and other areas required by the FDIC. The Parent Company also is subject to regulation by other applicable federal and state agencies, such as the SEC. We are required to file periodic reports with these regulators and provide any additional information that they may require.

The following summary describes some of the more significant laws, regulations, and policies that affect our operations; it is not intended to be a complete listing of all laws that apply to us. From time to time, federal, state and foreign legislation is enacted and regulations are adopted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. We cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

General

CapitalSource Bank is subject to supervision and regulation by the DFI and FDIC and is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. CapitalSource Bank must file reports with the DFI and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to undertaking changes to its approved business plan for the first three years, or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the DFI and FDIC to evaluate CapitalSource Bank’s safety and soundness and compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the regulators or Congress, could have a material adverse impact on our operations.

The FDIC and DFI have extensive enforcement authority over our operations which includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with the FDIC or DFI. Except under certain circumstances, public disclosure of final enforcement actions by the FDIC or DFI is required.

In addition, the investment, lending and branching authority of CapitalSource Bank is prescribed by state and federal laws and CapitalSource Bank is prohibited from engaging in any activities not permitted by these laws.

All FDIC member banks are required to pay assessments to the FDIC to fund their operations. The general assessments, paid on a semi-annual basis, are determined based on a bank’s total assets, including consolidated subsidiaries.

California law provides that industrial banks are generally subject to a limit on loans to one borrower. A bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At December 31, 2008, CapitalSource Bank’s limit on loans to one borrower was $145 million if unsecured and $242 million if secured by collateral.

The FDIC and DFI, as well as the other federal banking agencies, have adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

The Parent Company has entered into a supervisory agreement with the FDIC (the “Parent Agreement”) consenting to examination of the Parent Company by the FDIC to monitor compliance with the laws and regulations applicable to CapitalSource Bank and its affiliates. The Parent Company and CapitalSource Bank are parties to a Capital Maintenance and Liquidity Agreement (“CMLA”) with the FDIC providing that, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain CapitalSource Bank’s total risk-based capital ratio at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of the FDIC, the Parent Company has provided a $150 million unsecured revolving credit facility that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. The Parent Agreement also requires the Parent Company to maintain the capital levels of CapitalSource Bank at the levels required in the CMLA.

It is important to meet minimum capital requirements to avoid mandatory or additional discretionary actions initiated by these regulatory agencies. These potential actions could have a direct material effect on our consolidated financial statements. Based upon the regulatory framework, we must meet specific capital guidelines that involve quantitative measures of the banking assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts, the ability to pay dividends and other requirements and classifications are also subject to qualitative judgments by the regulators about risk weightings and other factors.

Federal Home Loan Bank System

CapitalSource Bank is a member of the FHLB – San Francisco, which is one of 12 regional FHLBs that provide its members with a source of funding for mortgages and asset-liability management, liquidity for a member’s short-term needs and additional funds for housing finance and community development. Each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes advances to members in accordance with policies and procedures established by the Board of Directors of that FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. At December 31, 2008, CapitalSource Bank had no outstanding advances from the FHLB – San Francisco under its available credit facility of $915.4 million, based on 15% of total assets, which is limited to available collateral. A letter of credit in the amount of $0.8 million is outstanding under the facility which reduces our availability. The financing is subject to various terms and conditions including a pledge of acceptable collateral, satisfaction of the FHLB stock ownership requirement and certain limits regarding the maximum term of debt.

As a member, CapitalSource Bank is required to purchase and maintain stock in the FHLB – San Francisco. At December 31, 2008, CapitalSource Bank had $20.0 million in FHLB-San Francisco stock, which was in compliance with this requirement. The FHLB-San Francisco, in past years, has paid substantial dividends on its FHLB-San Francisco stock. There is no guarantee that the FHLB-San Francisco will maintain its dividend at these levels. For the fourth quarter of 2008, the FHLB-San Francisco did not pay a dividend.

Under federal law, the FHLB is required to pay 20% of net earnings to fund a portion of the interest on the Resolution Funding Corporation debt and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. A reduction in value of CapitalSource Bank’s FHLB stock may result in a corresponding reduction in CapitalSource Bank’s capital.

Insurance of Accounts and Regulation by the FDIC

CapitalSource Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against insured institutions.

The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”), requires the FDIC to establish and implement a Restoration Plan if the DIF ratio falls below 1.15%. In 2008, the DIF ratio fell below 1.15% and the FDIC established the Restoration Plan, effective for the first quarter of 2009. Under the Restoration Plan system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and other factors. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates are determined by the FDIC and, on 2008, ranged from five to seven basis points for the healthiest institutions to 43 basis points of assessable deposits for those that pose the highest risk. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment. For 2009, and potentially subsequent periods, the FDIC has increased the assessment rate.

For the first quarter of 2009, the FDIC uniformly increased the assessment rate by seven basis points for all risk categories. Effective April 1, 2009, the FDIC will alter the assessment rate to incorporate various depository risk elements to include, among other items, the level of unsecured debt, secured liabilities or brokered deposits held by a depository. For the second quarter of 2009, and potentially subsequent quarters, the assessment could be increased or decreased for CapitalSource Bank depending on our level of these risk elements. In addition to increased DIF assessment rates, the FDIC board recently adopted a 20 basis point assessment applicable to all insured depository institutions to be effective on June 30, 2009, and paid on September 30, 2009. The FDIC could institute further assessments in an effort to return the DIF to the statutory minimum ratio, and such assessments could be as much as 10 basis points each quarter. The special assessment charge to CapitalSource Bank is expected to be $10 million.

A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of CapitalSource Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the DFI.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. For the quarter ended March 31, 2008, which is the most recent information available, this payment was established at 1.12 basis points (annualized) of assessable deposits.

Prompt Corrective Action

The FDIC and DFI are required to take certain supervisory actions against undercapitalized banks, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution is considered to be “undercapitalized” if it has a core capital ratio of less than 4.0% (3.0% or less for institutions with the highest examination rating), a ratio of total capital to risk-weighted assets of less than 8.0%, or a ratio of Tier 1 capital to risk-weighted assets of less than 4.0%. An institution that has a core capital ratio that is less than 3.0%, a total risk-based capital ratio less than 6.0%, and a Tier 1 risk-based capital ratio of less than 3.0% is considered to be “significantly undercapitalized” and an institution that has a tangible capital ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the FDIC or DFI is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.” Regulations also require that a capital restoration plan be filed with the FDIC and DFI within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The FDIC or DFI also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

The risk-based capital standard requires banks to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively, to be considered

“adequately capitalized.” In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, and assigned by regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

To remain in compliance with the conditions imposed by the FDIC, for the first three years of operation, Capital Source Bank is required to maintain a total risk-based capital ratio of not less than 15% and must at all times be “well-capitalized,” which requires CapitalSource Bank to have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of at least 5%. Further, the DFI approval order requires that CapitalSource Bank, during the first three years of operations, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of 10.0%. At December 31, 2008, CapitalSource Bank had Tier-1 and total risk-based capital ratios of 13.4% and 17.4%, respectively, each in excess of the minimum percentage requirements for “well-capitalized” institutions. At December 31, 2008, CapitalSource Bank satisfied the DFI capital ratio requirement with a ratio of 12.0%. See Note 20, Bank Regulatory Capital, of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Limitations on Capital Distributions

FDIC and DFI regulations impose various restrictions on banks with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, banks may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years if they are well-capitalized both before and after the proposed distribution. However, an institution deemed to be in need of more than normal supervision by the FDIC and DFI may have its dividend authority restricted by the regulating bodies. In accordance with the approval order, as a de novo bank, CapitalSource Bank is prohibited from paying dividends during its first three years of operations without consent from our regulators.

Transactions with Affiliates

CapitalSource Bank’s authority to engage in transactions with “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution, and includes the Parent Company as it relates to CapitalSource Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, specified types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must be provided by affiliates to receive extensions of credit from an institution. Federally insured banks are subject, with certain exceptions, to restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these institutions are prohibited from engaging in specified tying arrangements in connection with any extension of credit or the providing of any property or service.

Community Reinvestment Act

Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the

Community Reinvestment Act. The Community Reinvestment Act requires the FDIC, in connection with the examination of CapitalSource Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by CapitalSource Bank. The FDIC may use an unsatisfactory rating as the basis for the denial of an application. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, CapitalSource Bank may be required to devote additional funds for investment and lending in its local community.

Regulatory and Criminal Enforcement Provisions

The FDIC and DFI have primary enforcement responsibility over CapitalSource Bank and have the authority to bring action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The FDIC has the authority to take such action under certain circumstances. Federal law also establishes criminal penalties for specific violations.

Environmental Issues Associated with Real Estate Lending

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), a federal statute, generally imposes strict liability on all prior and current “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for clean-up costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Parent Company and CapitalSource Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Privacy Standards

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. CapitalSource Bank is subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require CapitalSource Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter. The State of California’s Financial Information Privacy Act provides greater protection for consumer’s rights under California Law to restrict affiliate data sharing.

Anti-Money Laundering and Customer Identification

As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”). IMLAFATA amended the Bank Secrecy Act (“BSA”) and adopted additional measures that established or increased existing obligations of financial institutions, including CapitalSource Bank, to identify their customers, monitor and report suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and, at the option of CapitalSource Bank, share information with other financial institutions. The U.S. Secretary of the Treasury has adopted several regulations to implement these provisions. Pursuant to these regulations, CapitalSource Bank is required to implement appropriate policies and procedures relating to anti-money laundering matters, including compliance with applicable regulations, suspicious activities, currency transaction reporting and customer due diligence. Our BSA compliance program is subject to federal regulatory review.

Other Consumer Protection Laws and Regulations

CapitalSource Bank is subject to many other federal consumer protection statutes and regulations, such as the Equal Credit Opportunity Act, the Truth in Savings Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Home Ownership and Equity Protection Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the National Flood Insurance Act and various federal and state privacy protection laws. These laws, rules and regulations, among other things, impose licensing obligations, limit the interest rates and fees that can be charged, mandate disclosures and notices to consumers, mandate the collection and reporting of certain data regarding customers, regulate marketing practices and require the safeguarding of non-public information of customers. Penalties for violating these laws could subject CapitalSource Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. CapitalSource Bank and the Parent Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

In recent years, examination and enforcement by the state and federal banking agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense. Due to these heightened regulatory concerns, CapitalSource Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Regulation of Other Activities

Some other aspects of our operations are subject to supervision and regulation by governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate credit activities, including establishing licensing requirements in some jurisdictions;

•	regulate lending activities, including establishing licensing requirements in some jurisdictions;

•	establish the maximum interest rates, finance charges and other fees we may charge our clients;

•	govern secured transactions;

•	require specified information disclosures to our clients;

•	set collection, foreclosure, repossession and claims handling procedures and other trade practices;

•	regulate our clients’ insurance coverage;

•	prohibit discrimination in the extension of credit and administration of our loans; and

•	regulate the use and reporting of certain client information.

In addition, many of our healthcare clients are subject to licensure, certification and other regulation and oversight under the applicable Medicare and Medicaid programs. These regulations and governmental oversight indirectly affect our business in several ways as discussed below and in Item 1A, Risk Factors, on page 31.

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

•	For our clients to remain eligible to receive reimbursements under the Medicare and Medicaid programs the clients must comply with a number of conditions of participation and other regulations imposed by these programs, and are subject to periodic federal and state surveys to ensure compliance with various clinical and operational covenants. A client’s failure to comply with these covenants and regulations may cause the client to incur penalties and fines and other sanctions, or lose its eligibility to continue to receive reimbursements under the programs, which could result in the client’s inability to make scheduled payments to us.

Employees

As of December 31, 2008, we employed 716 people, 357 of whom were employed by CapitalSource Bank. We believe that our relations with our employees are good.

Executive Officers

Our executive officers and their ages and positions are as follows:

Name	Age	Position

John K. Delaney	45	Chairman of the Board of Directors and Chief Executive Officer
Dean C. Graham	43	President and Chief Operating Officer
Douglas H. (Tad) Lowrey	56	Chief Executive Officer and President — CapitalSource Bank
Steven A. Museles	45	Executive Vice President, Chief Legal Officer and Secretary
Thomas A. Fink	45	Senior Vice President and Chief Financial Officer
Bryan D. Smith	38	Chief Accounting Officer (1)

(1)	Bryan D. Smith was appointed as our principal accounting officer effective September 8, 2008, and replaced our interim principal accounting officer, Donald F. Cole, who remains with us in other capacities.

Biographies for our executive officers are as follows:

John K. Delaney, a co-founder of the company, is Chairman of our Board and Chief Executive Officer, in which capacities he has served since our inception in 2000. Mr. Delaney received his undergraduate degree from Columbia University and his juris doctor degree from Georgetown University Law Center.

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

Douglas H. (Tad) Lowrey has served as the Chief Executive Officer and President of CapitalSource Bank since its formation on July 25, 2008. Prior to his appointment, Mr. Lowrey served as Executive Vice President of Wedbush, Inc., a private investment firm and holding company, from January 2006 until June 2008. Mr. Lowrey served as Chairman, President and Chief Executive Officer of Jackson Federal Bank from 1999 until February 2005 when it was sold to Union Bank of California. Previously, he was Chief Executive Officer of CenFed Bank and its publicly owned holding company, CENFED Financial Corporation from 1990 until its sale in 1998 to Glendale Federal Bank. Additionally, Mr. Lowrey is an elected director of the Federal Home Loan Bank of San Francisco.

Steven A. Museles has served as our Executive Vice President, Chief Legal Officer and Secretary since our inception in 2000 and in similar capacities for CapitalSource Bank since July 2008. Mr. Museles received his undergraduate degree from the University of Virginia and his juris doctor degree from Georgetown University Law Center.

Thomas A. Fink has served as our Senior Vice President — Finance and Chief Financial Officer since May 2003. Mr. Fink received his undergraduate degree from the University of Notre Dame and his masters of business administration from the University of Chicago Graduate School of Business.

Bryan D. Smith has served as our Chief Accounting Officer since September 2008. Prior to his appointment, Mr. Smith worked as a consultant to us from June 2008 until his appointment as our Chief Accounting Officer in September 2008. Previously, he served as our Controller — Strategy Execution from January 2007 until May 2008, Controller from October 2003 until January 2007 and Assistant Controller from March 2002 until October 2003. Mr. Smith earned his undergraduate degree from Virginia Tech in 1993 and was licensed in 1994 in the State of Maryland as a certified public accountant.

Statistical Disclosures

The following supplemental statistical disclosures are presented as a result of our acquisition of 22 retail banking branches from Fremont Investment & Loan and the commencement of CapitalSource Bank’s operations on July 25, 2008 (“commencement date”). This information is prepared in accordance with Industry Guide 3 and Staff Accounting Bulletin Topic 11-K.

The financial data for the year ended December 31, 2008 comprised information from CapitalSource Inc. for the entire year and CapitalSource Bank for the period from the commencement date through December 31, 2008. Financial data as of and for the years ended December 31, 2007, 2006, 2005 and 2004 do not include any information from CapitalSource Bank.

For purposes of the following statistical disclosures, we determined separate disclosure of foreign data was unnecessary because they are not material in relation to the domestic activities of our operations for all years presented in the consolidated financial statements. In addition, certain amounts as of and for the years ended December 31, 2007, 2006, 2005 and 2004 have been reclassified from previous years’ presentations to conform to the current year presentation.

Table 1. Distribution of Assets, Liabilities, and Shareholders’ Equity

The following table summarizes our consolidated average balances, including the related interest earned from interest-earning assets, interest expensed on interest-bearing liabilities and the resulting average interest yields and rates for the years ended December 31, 2008, 2007 and 2006.

For the year ended December 31, 2008, the average balances were calculated using daily amounts throughout the entire year, even though CapitalSource Bank commenced operations on July 25, 2008. This allows for the average yields (rates) to be presented on an annual basis.

	December 31,
	2008			2007			2006
		Interest	Avg		Interest	Avg		Interest	Avg
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	(Expense)	Rate	Balance	(Expense	Rate	Balance	(Expense)	Rate
	($ in thousands)

Interest-earning assets:
Cash and cash equivalents	$1,346,552	$23,738	1.76%	$560,440	$21,181	3.78%	$492,768	$18,073	3.67%
Marketable securities, available-for-sale(3)	199,813	7,395	3.71%	—	—	N/A	—	—	N/A
Mortgage related receivables, net	1,921,538	94,485	4.92%	2,166,728	127,330	5.88%	2,022,035	115,546	5.71%
Mortgage-backed securities pledged, trading	2,190,775	122,181	5.58%	3,815,471	212,869	5.58%	2,678,471	147,308	5.50%
Commercial real estate “A” Participation Interest, net	700,973	54,226	7.74%	—	—	N/A	—	—	N/A
Loans(1)(2)	9,604,619	931,028	9.69%	8,959,621	1,074,598	11.99%	6,932,389	902,669	13.02%
Investments(3)	43,090	8,526	16.04%	44,038	4,293	9.75%	44,217	3,360	7.59%
Other assets	8,651	128	1.48%	644	27	4.19%	641	62	9.67%

Total interest-earning assets	16,016,011	$1,241,707	7.75%	15,546,942	$1,440,298	9.26%	12,170,521	$1,187,018	9.75%

Non interest-earning assets	1,589,583			1,266,872			424,247

Total assets	$17,605,594			$16,813,814			$12,594,768

Interest-bearing liabilities:
Deposits	$2,207,210	$76,245	3.45%	$—	$—	N/A	$—	$—	N/A
Repurchase agreements	2,374,890	85,458	3.60%	3,771,977	198,610	5.27%	2,737,289	138,460	5.06%
Credit facilities	1,781,486	125,197	7.03%	2,808,230	188,543	6.71%	2,901,227	183,203	6.31%
Term debt	6,240,744	300,723	4.82%	6,003,040	369,476	6.15%	3,947,727	240,242	6.09%
Other borrowings	1,639,229	124,489	7.59%	1,522,108	90,612	5.95%	893,204	44,820	5.02%

Total interest-bearing liabilities	14,243,559	$712,112	5.00%	14,105,355	$847,241	6.01%	10,479,447	$606,725	5.79%

Non interest-bearing liabilities	409,518			280,292			153,475

Total liabilities	14,653,077			14,385,647			10,632,922
Noncontrolling interests	19,818			47,544			52,437
Shareholders’ equity	2,932,699			2,380,623			1,909,409

Total liabilities, noncontrolling interests and shareholders’ equity	$17,605,594			$16,813,814			$12,594,768

(1)	For the years ended December 31, 2008, 2007 and 2006, interest income from outstanding loans included loan fees of $133.1 million, $162.4 million and $170.5 million, respectively.

(2)	The average principal amounts of non-accrual loans have been included in the average loan balances to determine the average yield earned on loans. For the years ended December 31, 2008, 2007 and 2006, the average principal balances of non-accrual loans were $231.7 million, $162.1 million and $156.4 million, respectively.

(3)	The average yields for investment securities available-for-sale were calculated based on the amortized costs of the individual securities and do not reflect any changes in fair value, which were recorded in accumulated other comprehensive income (loss) in our audited consolidated balance sheets. The average yields for investment securities held-to-maturity have also been calculated using amortized cost balances.

The following table presents the average total interest-earning assets, net interest-earnings and net yield on interest-earning assets for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Average total interest-earning assets	$16,016,011	$15,546,942	$12,170,521
Net interest-earnings(1)	$529,595	$593,057	$580,293
Net yield on interest-earning assets(2)	3.31%	3.81%	4.77%

(1)	Net interest-earnings is defined as the difference between total interest income and total interest expense.

(2)	Net yield on interest-earning assets is defined as net interest earnings divided by average total interest-earning assets.

Table 2. Interest Income/Expense Variance Analysis

The following table presents the changes in interest income, interest expense and net interest income for the years ended December 31, 2008 and 2007, as a result of changes in volume, changes in interest rates or both. Volume and interest rate variances have been calculated based on movements in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities. Changes due to a combination of volume and interest rates were allocated proportionally to the absolute change in volume and interest rates.

	2008 Compared to 2007			2007 Compared to 2006
	(Decrease) Increase			(Decrease) Increase
	Due to Changes in:		Net	Due to Changes in:		Net
	Rate	Volume	Change	Rate	Volume	Change
	($ in thousands)

Interest income:
Cash and cash equivalents	$(15,671)	$18,228	$2,557	$565	$2,543	$3,108
Marketable securities, available-for-sale	N/A	7,395	7,395	N/A	—	—
Mortgage related receivables, net	(19,399)	(13,446)	(32,845)	3,348	8,436	11,784
Mortgage-backed securities pledged, trading	(77)	(90,611)	(90,688)	2,157	63,404	65,561
Commercial real estate “A” Participation Interest, net	N/A	54,226	54,226	N/A	—	—
Loans	(216,880)	73,310	(143,570)	(75,638)	247,567	171,929
Investments	4,327	(94)	4,233	946	(13)	933
Other assets	(27)	128	101	(37)	2	(35)

Total (decrease) increase in interest income	(247,727)	49,136	(198,591)	(68,659)	321,939	253,280

Interest expense:
Deposits	N/A	76,245	76,245	N/A	—	—
Repurchase agreements	(52,145)	(61,007)	(113,152)	5,879	54,271	60,150
Credit facilities	8,445	(71,791)	(63,346)	11,337	(5,997)	5,340
Term debt	(82,893)	14,140	(68,753)	2,764	126,470	129,234
Other borrowings	26,483	7,394	33,877	9,585	36,207	45,792

Total (decrease) increase in interest expense	(100,110)	(35,019)	(135,129)	29,565	210,951	240,516

Net (decrease) increase in net interest income	$(147,617)	$84,155	$(63,462)	$(98,224)	$110,988	$12,764

Certain selected ratios associated with our financial information are included in Item 6, Selected Financial Data.

Table 3. Investment Portfolio

The following table presents the outstanding book values of our trading and investment securities held as of December 31, 2008, 2007 and 2006.

	December 31,
	2008	2007	2006
	($ in thousands)

Trading securities:
Agency mortgage-backed securities	$1,489,291	$4,030,180	$3,476,424

Securities available-for-sale:
Agency debt obligations(1)	$495,337	$—	$—
Agency mortgage-backed securities	142,236	—	—
Non-Agency mortgage-backed securities	377	4,518	34,155
Other debt securities	2,416	5,318	5,952
Corporate debt securities	38,972	3,000	15,000
Equity securities	213	473	6,569

Total securities available-for-sale (2)	$679,551	$13,309	$61,676

Securities held-to-maturity:(3)
Commercial mortgage-backed securities	$14,389	$—	$—

(1)	Agency debt obligations include discount notes, callable notes, and debt notes issued by various Government-Sponsored Enterprises (“GSEs”).

(2)	As of December 31, 2008, 2007, and 2006, $36.8 million, $13.3 million, and $61.8 million of available-for-sale securities, respectively, are included in investments in our audited consolidated balance sheets and further discussed in Note 8, Marketable Securities and Investments, within our audited consolidated financial statements. The remaining amounts are presented in marketable securities, available-for-sale in our audited consolidated balance sheets.

(3)	Such amounts are included in investments in our audited consolidated balance sheets and further discussed in Note 8, Marketable Securities and Investments, within our audited consolidated financial statements. We did not hold any securities held-to-maturity as of December 31, 2007 and 2006.

As of December 31, 2008, we held $597.6 million and $1.1 billion of securities issued by Fannie Mae and Freddie Mac, respectively.

Table 4. Investments by Maturity Dates

The following table presents the carrying amounts, contractual maturities and weighted average yields of our debt securities available-for-sale as of December 31, 2008. Actual maturities of these securities may differ from contractual maturity dates because issuers may have the right to call or prepay obligations. The weighted average yields were calculated based on the amortized costs of the individual securities and do not reflect any changes in fair value, which were recorded in accumulated other comprehensive income (loss) in our audited consolidated balance sheets.

		Due Between	Due Between
	Due in One	One and Five	Five and Ten	Due after Ten
	Year or Less	Years	Years	Years	Total
	($ in thousands)

Debt securities available-for-sale:
Agency debt obligations	$149,945	$345,392	$—	$—	$495,337
Agency mortgage-backed securities	—	142,236	—	—	142,236
Non-Agency mortgage-backed securities	—	—	—	377	377
Other debt securities	—	—	—	2,416	2,416
Corporate debt securities	—	7,922	31,050	—	38,972

Total debt securities available-for-sale	$149,945	$495,550	$31,050	$2,793	$679,338

Weighted average yield	2.77%	4.01%	16.56%	116.21%	4.64%

As of December 31, 2008, all debt securities held-to-maturity had contractual maturity lives between one and five years and a weighted average yield of 24.49%. The weighted average yield was calculated based on the amortized costs of the individual securities.

The debt trading securities were not included in this table because these securities are expected to be traded within one year.

Table 5. Loan Balances by Product Type

The following table presents an analysis of our commercial loan portfolio reflecting the sectors in which our borrowers operated. The loan amounts, which exclude allowances for loan losses and are net of unearned income, were as of December 31 2008, 2007, 2006, 2005 and 2004.

	December 31,
	2008	2007	2006	2005	2004
	($ in thousands)

Commercial(1)	$6,153,773	$6,237,073	$4,912,664	$3,796,912	$2,903,467
Real estate	2,109,233	2,212,406	2,384,210	1,936,402	1,137,112
Real estate — construction	959,428	1,120,578	360,898	91,486	98,843

Total loans	$9,222,434	$9,570,057	$7,657,772	$5,824,800	$4,139,422

(1)	For purpose of this table, commercial loans are either asset-based loans or cash flow loans and exclude loans secured by real estate. Asset-based loans are collateralized by specified assets of the client, generally the client’s accounts receivable and/or inventory. Cash flow loans are made based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan.

Although our loan portfolio included borrowers from more than 11 industries as of December 31, 2008, we had a high concentration of our loan balances in four industries in particular. The following are the highly-concentrated industries and the respective percentage of loan balances of total loans:

Percentage of
Industries	Total Loans

Health care and social assistance	18%
Accommodation and food services	14%
Finance and insurance	12%
Construction	11%

The 1,072 loans within these industries are to 679 borrowers located throughout most of the United States (47 states, District of Columbia, and Puerto Rico). The largest loan was $325.0 million, which was 3.5% of total loans. A discussion of our commercial loan portfolio, including further statistical analysis of the commercial loan portfolio, is in the Overview section of Item 1, Business.

Table 6. Loan Balances by Maturities

The following table presents an analysis of the contractual maturity of our commercial loan portfolio as of December 31, 2008.

		Due After One
	Due One Year or	Year Through	Due After Five
	Less	Five Years	Years	Total
	($ in thousands)

Commercial	$667,735	$4,734,792	$751,246	$6,153,773
Real estate	530,147	1,478,672	100,414	2,109,233
Real estate — construction	684,211	275,217	—	959,428

Total loans	$1,882,093	$6,488,681	$851,660	$9,222,434

Table 7. Sensitivity of Loans to Changes in Interest Rates

The following table presents the total amount of loans due after one year with predetermined interest rates and floating or adjustable interest rates as of December 31, 2008. Loans with predetermined interest rates are loans for which the interest rate is fixed for the entire term of the loan. All other loans are considered loans with floating or adjustable rates.

	Loans with	Loans with Floating
	Predetermined	or
	Rates	Adjustable Rates	Total
	($ in thousands)

Commercial	$113,243	$5,372,795	$5,486,038
Real estate	206,249	1,372,837	1,579,086
Real estate — construction	—	275,217	275,217

Total loans	$319,492	$7,020,849	$7,340,341

Table 8. Non-performing and Potential Problem Loans

The following table presents the outstanding balances of our non-performing loans as of December 31, 2008, 2007, 2006, 2005 and 2004. Non-performing loans are loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and other loans under troubled debt restructurings (as defined in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings).

Loans accounted for on a non-accrual basis are loans on which interest income is no longer recognized on an accrual basis and loans for which a specific provision is recorded for the full amount of accrued interest receivable.

We place loans on non-accrual status when we expect, based on judgment, that the borrower will not be able to service its debt and other obligations.

Troubled debt restructurings are loans that have been restructured as a result of the deterioration in the borrower’s financial position and which we have granted a concession to the borrower that we would not have otherwise granted if those conditions did not exist. Certain conditions to the borrower’s financial position that could result in the restructuring of the loan are economic or legal conditions. Troubled debt restructurings exclude loans that also meet the criteria of loans on a non-accrual basis and loans contractually past-due 90 days or more.

	December 31,
	2008	2007	2006	2005	2004
	($ in thousands)

Loans on non-accrual basis
Commercial	$278,190	$129,505	$140,571	$97,764	$15,615
Real estate	60,621	45,391	50,326	40,288	—
Real estate — construction	52,299	7,896	3,859	—	1,947

Total loans on non-accrual basis	$391,110	$182,792	$194,756	$138,052	$17,562

Accruing loans contractually past-due 90 days or more
Commercial	$6,804	$464	$—	$—	$—
Real estate	23,182	1,703	12,602	77	4,253
Real estate — construction	—	—	1,728	—	—

Total accruing loans contractually past-due 90 days or more	$29,986	$2,167	$14,330	$77	$4,253

Troubled debt restructurings
Commercial	$137,813	$135,820	$63,888	$46,620	$33,470
Real estate	1,371	1,431	13,866	—	—

Total troubled debt restructurings	$139,184	$137,251	$77,754	$46,620	$33,470

Total non-performing loans
Commercial	$422,807	$265,789	$204,459	$144,384	$49,085
Real estate	85,174	48,525	76,794	40,365	4,253
Real estate — construction	52,299	7,896	5,587	—	1,947

Total non-performing loans	$560,280	$322,210	$286,840	$184,749	$55,285

The gross interest income amounts that would have been recorded for the year ended December 31, 2008 from the non-accrual loans and troubled debt restructurings presented in the table above if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, were $50.3 million. For the period ended December 31, 2008, interest income amounts earned on such loans that were recorded and included in net income were $32.4 million.

The following table presents the outstanding balance of our potential problem loans as of December 31, 2008. Potential problem loans are loans that are not considered non-performing loans, as previously discussed, but loans where management is aware of information regarding potential credit problems of our borrowers that leads to serious doubts as to the ability of compliance with loan covenants or defaults by the borrowers. Such non-compliance or defaults could eventually result in the loans being reclassified as non-performing loans ($ in thousands).

With specific allowance on principal
Commercial	$51,201
Real estate	19,964
Real estate — construction	23,538

Total with specific allowance on principal	94,703

Without specific allowance on principal
Commercial	188,714
Real estate	36,618

Total without specific allowance on principal	225,332

Total potential problem loans	$320,035

Table 9. Summary of Loan Loss Experience

The following table presents the movements in the loan loss allowance according to the industry sectors of our loan portfolio for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. We establish allowances for loan losses in our loan portfolio that represent management’s estimate of probable losses as of the balance sheet date. See additional discussion surrounding the factors, which influence such judgments within Allowance for Loan Losses under the Critical Accounting Estimates section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	($ in thousands)

Balance at the beginning of year	$138,930	$120,575	$87,370	$35,208	$18,025
Charge-offs:
Commercial	(191,911)	(46,314)	(43,399)	(8,680)	(5,650)
Real estate	(64,363)	(8,586)	(4,592)	(3,079)	(2,876)
Real estate — construction	(15,909)	(3,494)	(115)	(1,913)	—

Total charge-offs	(272,183)	(58,394)	(48,106)	(13,672)	(8,526)
Recoveries:
Commercial	1,122	—	—	—	—
Real estate	—	905	—	—	—
Real estate — construction	161	—	100	123	—

Total recoveries	1,283	905	100	123	—

Net charge-offs	(270,900)	(57,489)	(48,006)	(13,549)	(8,526)
Transfers to held for sale	(20,991)	(1,732)	—	—	—
Increase to allowance charged to operations	576,805	77,576	81,211	65,711	25,709

Balance at end of year	$423,844	$138,930	$120,575	$87,370	$35,208

Net charge-offs as a percentage of average loans outstanding	2.8%	0.7%	0.7%	0.3%	0.3%

Table 10. Allocation of the Allowance for Loan Losses

The following tables present the amount of loan loss allowances allocated to each category of loans and the percentage of our total loan portfolio, as of December 31, 2008, 2007, 2006, 2005, and 2004.

	December 31,
	2008	2007	2006	2005	2004
	($ in thousands)

Allocation by Category
Commercial	$319,842	$109,101	$97,336	$68,273	$27,543
Real estate	72,139	20,821	18,170	19,097	6,193
Real estate — construction	31,863	9,008	5,069	—	1,472

Total loan loss allowance	$423,844	$138,930	$120,575	$87,370	$35,208

% of Total Loan Portfolio by Category
Commercial	66.7%	65.2%	64.2%	65.2%	70.1%
Real estate	22.9%	23.1%	31.1%	33.2%	27.5%
Real estate — construction	10.4%	11.7%	4.7%	1.6%	2.4%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Table 11. Average Deposits

The following table presents the average balances and the average interest rates on deposit categories in excess of 10% of average total deposits as of December 31, 2008. There were no deposits held as of December 31, 2007 or 2006.

The average deposit balances were calculated using daily amounts throughout the entire year, even though CapitalSource Bank commenced operations on July 25, 2008. This allows for the average interest rates to be presented on an annual basis.

	Average Balance	Average Rate
	($ in thousands)

Interest bearing demand deposits	$282,194	2.79%
Time deposits	1,925,016	3.55%

Total deposits	$2,207,210	3.45%

Table 12. Significant Time Deposits

The following table presents the amount of time certificates of deposit in the amount of $100,000 or more and categorized by time remaining to maturity as of December 31, 2008 ($ in thousands):

Remaining Maturity
Three months or less	$534,179
Three through six months	629,163
Six through twelve months	446,193
Greater than twelve months	14,940

Total	$1,624,475

Table 13. Analysis of Short-term Borrowings

The following table presents certain our short-term borrowings outstanding and weighted average interest rates for the years ended December 31 2008, 2007 and 2006. Short-term borrowings are borrowings with an original maturity of one year or less. Securities sold under repurchase agreements were our only significant category of short-term borrowings. See additional discussion surrounding the general terms of these securities sold under repurchase agreements in Note 13, Borrowings, within our audited consolidated financial statements.

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Securities sold under repurchase agreements:
Balance at year end	$1,499,250	$3,796,396	$3,510,768
Average daily balance during the year	$2,268,868	$3,727,665	$2,737,289
Maximum outstanding month-end balance	$3,780,942	$4,217,086	$3,547,881
Weighted average interest rate during the year	3.5%	5.3%	5.2%
Weighted average interest rate at year end	2.6%	5.1%	5.3%

Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.capitalsource.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission or by contacting CapitalSource Investor Relations, at (800) 370-9431 or investor.relations@capitalsource.com.

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

Our business faces many risks.  The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, and the trading price of our securities could decline even further than it has over the past several months. The U.S. economy is currently in an economic recession and we expect this to have a significant adverse impact on our business and operations, including, without limitation, the credit quality of our loan portfolio, our liquidity and our earnings. You should know that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation. As a result, you should consider all of the following risks, together with all of the other information in this Annual Report on Form 10-K, before deciding to invest in our securities.

Risks Impacting Funding our Operations

Our ability to operate our business depends on our ability to maintain our external financing, which is extremely challenging in the existing economic environment.

We require a substantial amount of money to make new loans, repay indebtedness, fund obligations to existing clients and otherwise operate our business. To date, we have obtained this money through issuing equity, convertible debentures and subordinated debt, by borrowing money under our credit facilities, securitization transactions (hereinafter “term debt”) and repurchase agreements, and through deposits at CapitalSource Bank. Our access to these and other types of external funding depends on a number of factors, including general market and deposit raising conditions, the markets’ and our lenders’ perceptions of our business, our current and potential future earnings and the market price of our common stock. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months and recently the volatility and disruption have reached unprecedented levels. These market forces have, in turn, put significant constraints on our ability to access and maintain prudent levels of liquidity through the sources described above. Our available cash and cash equivalents are 7.3% of our total assets, down from the levels we have historically maintained. The markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. In addition, the economy is experiencing an economic recession with wide ranging impacts. We anticipate generating some of this liquidity by utilizing means we have not regularly used in the past, including sales of loans, loan participations, real estate investments and real estate owned. These sale activities are dependent on and subject to market and economic conditions and willing and able buyers entering into transactions with us and, therefore, are highly speculative. Furthermore, due to current market conditions, if we are able to consummate any asset sales we expect them to be at prices discounted to our current carrying value. If the current recession and levels of capital markets disruption and volatility continue or worsen, it is not certain that sufficient funding and capital will be available to us on acceptable terms or at all. Without sufficient funding, we would not be able to continue to operate our business.

We are unable to access funds held by CapitalSource Bank to supplement our constrained liquidity position.

We have made a significant investment in establishing CapitalSource Bank as a well-capitalized depository institution. Despite this investment, for regulatory reasons, CapitalSource Bank and the Parent Company are required to be operated independently of each other, and transactions between CapitalSource Bank and the Parent Company are restricted. For example, the Parent Company may not sell any loans to CapitalSource Bank. Furthermore, as a de novo bank, CapitalSource Bank is prohibited from paying dividends to the Parent Company for its first three years of operation. Consequently, while CapitalSource Bank may have more than adequate liquidity, the Parent Company is unable to directly benefit from that liquidity to fund its significant obligations and operations and must rely to a large extent on external sources of financing which, as described above, are extremely limited.

If our lenders terminate or fail to renew any of our credit facilities, we may not be able to continue to fund our business.

As of February 25, 2009, we had six credit facilities totaling $1.8 billion in commitments. Two of these credit facilities aggregating $259.0 million in commitments, are scheduled to mature during 2009. We may not be able to renew or extend the term of these financings or to repay amounts outstanding under them when due. Additionally, if we breach a covenant or other provision of these facilities, the lenders could terminate them prior to their maturity dates. If any of these financings were terminated, not renewed upon its maturity or renewed on materially worse terms, our liquidity position could be materially adversely affected, and we may not be able to satisfy our outstanding obligations or continue to fund our operations. We have recently received waivers to potential covenant defaults under several of our credit facilities and have amended our largest credit facility to address our inability to satisfy certain financial covenants in the future. Nevertheless, we cannot assure you that we will be able to continue to satisfy our obligations under our credit facilities or receive additional waivers or amendments should they be needed to avoid future defaults. We are currently in discussions with our credit facility lenders to restructure our credit facilities to extend maturities and gain funding efficiencies. If successful, we expect to see higher borrowing costs, potentially reduced committed capacity levels and/or lower advance rates on our secured credit facilities. We cannot assure you that we will successfully restructure these facilities on favorable terms or at all. If we are unsuccessful in this restructuring, we may be unable to meet our obligations under these credit facilities which could lead to an event of default, termination and other consequences which would have a material adverse effect on our business.

Required commitment reductions in our syndicated credit facility as well as mandatory redemptions of our outstanding convertible debentures may limit our ability to maintain sufficient liquidity.

We are required under our syndicated bank credit facility to make mandatory prepayments (which are accompanied by commitment reductions) in $25.0 million increments with a portion of the proceeds of specified events, including

•	75% of the cash proceeds of any unsecured debt issuance by the Parent Company,

•	25% of the cash proceeds of specified equity issuances, and

•	75% of any principal repayments on, or the cash proceeds received on the disposition of or the incurrence of secured debt with respect to, assets constituting collateral under the facility.

Regardless of any such mandatory prepayments, the facility commitment reduces to

•	$1.0 billion on March 31, 2009,

•	$900.0 million on June 30, 2009, and

•	$700.0 million on December 31, 2009.

If we are unable to sell sufficient assets, raise new capital or restructure this credit facility, we may not have sufficient liquidity to make these required prepayments by these dates. Consequently, we could default under this facility which would trigger cross-defaults under our other debt and could result in accelerated maturity of all of our debt. In such circumstances, our business, liquidity and operations would be materially adversely affected, and we would not be able to continue operating.

We must comply with various covenants and obligations under our indebtedness and our failure to do so could adversely affect our ability to operate our business, manage our portfolio or pursue certain opportunities.

The Parent Company is required to comply with financial and non-financial covenants and obligations under our indebtedness, including, without limitation, with respect to interest coverage, minimum tangible net worth, leverage, maximum delinquent and charged-off loans and servicing standards. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to, among other things, transfer servicing to another servicer, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness. A default under our recourse indebtedness could trigger cross-default provisions in our other debt facilities, and a default under some of our non-recourse indebtedness would trigger cross-default provisions in other of our non-recourse debt. We have received waivers to potential breaches of some of these provisions and may have difficulty complying with some of these provisions if the economic recession continues or worsens. We recently amended our largest credit facility to adjust some of these covenants to levels we believe we can meet. Nevertheless, we may need to obtain additional waivers or amendments again in the future if we cannot satisfy all of the covenants and obligations under our debt. There can be no assurance that we will be able to obtain such waivers or amendments in the future. A default under our indebtedness could have a material adverse affect on our business, financial condition, liquidity position and our ability to continue to operate our business.

In addition, upon the occurrence of specified servicer defaults, our lenders under our credit facilities and the holders of the asset-backed notes issued in our term debt may elect to terminate us as servicer of the loans under the applicable facility or term debt and appoint a successor servicer or replace us as cash manager for our secured facilities and term debt. If we were terminated as servicer, we would no longer receive our servicing fee. In addition, because there can be no assurance that any successor servicer would be able to service the loans according to our standards, the performance of our loans could be materially adversely affected and our income generated from those loans significantly reduced.

Substantially all of the assets of the Parent Company are pledged or otherwise encumbered by liens we have granted in favor of our lenders. Our syndicated bank credit facility also contains customary operating and financial restrictions that may impair our ability to operate our business, including, among other things, covenants limiting our ability to:

•	incur various types of additional indebtedness and grant additional liens;

•	make specified investments;

•	merge with or into another person or consummate other transactions that could result in a change of control;

•	make capital expenditures;

•	pay dividends if we are in default; and/or

•	enter into transactions with affiliates.

These restrictions may, among other things, reduce our flexibility in planning for, or reacting to, changes in our business, the economy and/or markets and thereby may negatively impact our financial condition and results of operations.

Our commitments to lend additional amounts to existing clients exceed our resources available to fund these commitments.

As of December 31, 2008, the amount of the Parent Company’s unfunded commitments to extend credit with respect to existing loans exceeded unused funding sources and unrestricted cash by $1.4 billion. Due to their nature, we can not know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with all provisions of the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In many other cases, however, there are no such prerequisites to future fundings by us and our clients may draw on these unfunded commitments at any time. In the past, the amount of unfunded commitments and potential for them to be drawn upon by our clients have not adversely affected our business. In light of current economic conditions and general lack of liquidity in the credit markets, however, clients have drawn and are more likely to continue to draw on our unfunded commitments to improve their weakening cash positions. Due to this fact and because our liquidity is more constrained than in the past, we expect that these unfunded commitments will continue to indefinitely exceed the Parent Company’s available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace, which would have a material adverse effect on our ability to continue in business.

Our liquidity position has been and will continue to be adversely affected as a result of our inability to complete additional term debt transactions on favorable terms or at all.

Prior to 2008, we had completed several term debt transactions involving loans in our commercial lending portfolio through which we raised a significant amount of debt capital to pay down our borrowings under our credit facilities and to create additional liquidity under our credit facilities for use in funding our loans. Our credit facilities were not designed to be long term financings, and their continued use depends on regularly paying them down with term debt proceeds. We have been unable to complete any term debt transactions since 2007, and the market for securitized loans has effectively been closed since that time. Consequently, we have been unable to pay down our credit facilities as anticipated using the proceeds from term debt transactions, which has constrained our liquidity position.

Our cash flows from the interests we retain in our term debt have been, and we expect will continue to be, delayed or reduced due to the requirements of the term debt, which has impaired and could continue to impair our ability to fund our commitments under existing loans.

We generally have retained the most junior classes of securities issued in our term debt transactions. Our receipt of cash flows on those junior securities is governed by provisions that control the distribution of cash flows from the loans included in our term debt transactions, which cash flows are tied to the performance of the underlying loans. As more delinquencies among loans included in the collateral pools of $4.6 billion of our outstanding term debt securitizations have occurred, the timing and amount of the cash flows we receive from loans included in our term debt transactions have been adversely affected and we expect these cash flows will continue to be adversely affected if delinquencies increase. In addition, under our term debt securitizations, the priority of payments are altered if the notes remain outstanding beyond the stated maturity dates and upon other termination events, in which case we would receive no cash flow from these transactions until the notes senior to our retained interests are retired.

Fluctuating interest rates could adversely affect our profit margins and ability to operate our business.

We borrow money from our lenders at variable interest rates and raise short-term deposits at prevailing rates in the relevant markets. We generally lend money at variable rates based on either prime or LIBOR indices. Our operating results and cash flow depend on the difference between the interest rates at which we borrow funds and raise deposits and the interest rates at which we lend these funds. Because many of our loans are currently well below their contractual interest rate floors, upward movements in interest rates will not immediately result in additional interest income, although these movements would increase our cost of funds. Therefore, any upward movement in rates may result in a reduction of our net interest income. For additional information about interest rate risk, see Market Risk Management, in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Hedging instruments involve inherent risks and costs and may materially adversely affect our earnings.

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

Because we do not employ hedge accounting, our hedging activity may materially adversely affect our earnings. Therefore, while we pursue such transactions to reduce our interest rate risks, it is possible that changes in interest rates may result in losses that we would not otherwise have incurred if we had not engaged in any such hedging transactions. For additional information about our hedging instruments, see Note 23, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

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

We may enter into derivative contracts that could expose us to future contingent liabilities.

Part of our investment strategy involves entering into derivative contracts that require us to fund cash payments in certain circumstances. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to funding sources at the time, and the need to fund these contingent liabilities could materially adversely impact our financial condition. For additional information about our derivatives, see Note 23, Derivative Instruments, of our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Risks Related to Our Operations

We may fail to benefit from the operation of CapitalSource Bank.

We believe that our July 2008 formation of CapitalSource Bank will result in significant liquidity, operational and competitive benefits for us. Achieving these benefits will depend in part on overcoming our lack of experience operating in closely regulated markets and continuing to integrate CapitalSource Bank’s products, services, personnel and operations with the rest of our products, services, personnel and operations. Bank regulatory authorities have imposed requirements and limitations that could negatively affect the way we conduct CapitalSource Bank’s and the rest of our business and, therefore, could cause us to fail to realize the expected benefits of operating CapitalSource Bank. Further, the attention and effort devoted to the operation of CapitalSource Bank may divert management’s attention from other important issues. There are no assurances that we can successfully operate CapitalSource Bank or realize any anticipated benefits from operating CapitalSource Bank.

We may fail to maintain or raise sufficient deposits or other sources of funding at CapitalSource Bank to operate our business.

CapitalSource Bank’s ability to maintain or raise sufficient deposits may be limited by several factors, including:

•	competition from a variety of competitors, many of which offer a greater selection of products and services and have greater financial resources, including, without limitation, other banks, credit unions and brokerage firms;

•	as a California state-chartered industrial bank, CapitalSource Bank is permitted to offer only savings, money market and time deposit products, which limitations may adversely impact its ability to compete effectively;

•	the California deposit gathering markets where CapitalSource Bank’s branches are located have exhibited volatile and highly competitive deposit pricing strategies, and regulatory actions with respect to troubled institutions in those markets have spurred defensive pricing that we believe have caused, and may continue to cause, the impacted institutions to offer higher interest rates to their customers as they attempt to stave off significant outflows due to a lack of consumer confidence, all of which could require CapitalSource Bank to offer higher interest rates than desired to retain or grow our deposit base; and

•	perceptions of CapitalSource Bank’s quality could be adversely affected by depositors’ negative views of the Parent Company, which could cause depositors to withdraw their deposits or seek higher rates.

While we expect to maintain and continue to raise deposits at a reasonable rate of interest, there is no assurance that we will be able to do so successfully.

In addition, given the relatively short average maturity of CapitalSource Bank’s deposits compared to the maturity of its loans, the inability of CapitalSource Bank to raise or maintain deposits could compromise our ability to operate our business, impair our liquidity and threaten the solvency of CapitalSource Bank and the rest of CapitalSource.

Aside from deposit funding, CapitalSource Bank may obtain back-up liquidity from the Federal Home Loan Bank-San Francisco and from the Parent Company. The current financial crisis threatens the availability of both of these sources of funds. Through its FHLB membership, CapitalSource Bank has access to a potential secondary source of liquidity. The Federal Home Loan Bank system is currently indicating that it may fail one or more capital requirements imposed upon it. If the Federal Home Loan Bank system is dissolved by Congress, CapitalSource Bank’s ability to access the Federal Home Loan Bank as a potential secondary course of liquidity and manage liquidity risk could be materially impacted. In addition, given the Parent Company’s general liquidity constraints, CapitalSource Bank may not be able to draw on the $150 million revolving credit facility it has established with the Parent Company. As a result, if the ability of CapitalSource Bank to attract and retain suitable levels of deposits weakens, our business, financial condition, results of operations and the market price of our common stock could be negatively affected.

We are subject to extensive government regulation and supervision which limit our flexibility and could result in adverse actions by regulatory agencies against us.

We are subject to extensive federal and state regulation and supervision that govern, limit or otherwise affect the activities in which we may engage, our ability to use our capital for certain business purposes and our ability to expand our business. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to banking laws or regulations, including changes in their interpretation or implementation, could materially affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit or restrict our ability to use capital for business purposes, limit the types of financial services and products we may offer or increase the ability of non-banks to offer competing financial services and products, among other things. In addition, increased regulatory requirements, whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition, results of operations and reputation.

Failure to comply with laws, regulations or policies or the regulatory orders pursuant to which CapitalSource Bank operates, even if unintentionally or inadvertently, could result, among other things, in sanctions by regulatory agencies, increased deposit insurance costs, civil monetary penalties or fines, issuing cease and desist or other supervisory orders or reputation damage. Supervisory actions also could result in higher capital requirements, higher insurance premiums and additional limitations on our activities, which could have a material adverse effect on our business, financial condition, results of operations and reputation. See the Supervision and Regulation section of Item 1, Business, above, and Note 20, Bank Regulatory Capital, in the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, which are located elsewhere in this report.

The “A” Participation Interest may not pay down to the extent necessary to avoid losses.

As the holder of the “A” Participation Interest, we are entitled to receive 70% of principal payments received with respect to the assets underlying the “A” Participation Interest, which include both loans and real estate owned. Certain of the loans underlying the “A” Participation Interest are in default from time to time. The loan portfolio underlying the “A” Participation Interest includes commercial real estate construction loans which may be more susceptible to default than other commercial loans. Given current economic conditions affecting the commercial and residential real estate markets, we expect the level of defaults, and the level of losses associated with such defaults, to increase. To the extent losses on the underlying assets exceed expectations, the amount of principal available for distribution to us as the holder of the “A” Participation Interest could be reduced to a level which would cause us to experience credit losses. If losses reach levels in excess of the credit-enhancement features of the “A” Participation Interest, we could experience losses which would adversely impact our financial results. Although as the holder of the “A” Participation Interest we have no obligation to make any further advances with respect to the assets underlying the “A” Participation Interest, the failure of iStar Financial, Inc. and its subsidiaries (“iStar”) as the lender with respect to the underlying assets to meet its funding obligations could also contribute to losses on the assets underlying the “A” Participation Interest.

We also could experience losses in the event of the bankruptcy of iStar. iStar is the guarantor of the payment obligations to us as the holder of the “A” Participation Interest and such guaranty may be impaired if iStar files for bankruptcy. In the event of its bankruptcy, it is possible that iStar could commingle collections on the “A” Participation Interest with its other funds making it difficult to indentify the funds as our property and for us to receive our money. Moreover, the characterization of the “A” Participation Interest as a true participation could be challenged in the bankruptcy of iStar. If the challenge were successful, the “A” Participation Interest would likely be viewed as a secured loan to iStar, entitling iStar in certain circumstances to use the collections on the “A” Participation Interest and to restructure the obligations owed to us as the holder of the “A” Participation Interest as part of a bankruptcy reorganization plan.

We have revoked our REIT election which could have adverse tax and legal implications.

We operated as a REIT through 2008, but revoked our REIT election as of January 1, 2009. Commencing in 2009, we will be subject to corporate tax on all of our net income and we will no longer be required to pay any dividends to our shareholders. Further, we had agreed in contracts relating to some of our financings that we will use reasonable efforts to remain qualified as a REIT. While we believe our decision not to qualify as a REIT for 2009 was reasonable, it could nevertheless be deemed to breach certain of our agreements. If the counterparties to these financings allege breaches of those agreements, we may be subject to lengthy and costly litigation, and if we were not to prevail in such litigation, we may be required to repay certain indebtedness prior to stated maturity, which would materially impair our liquidity.

If it were determined that we violated REIT requirements or failed to qualify as a REIT in any given year during which we operated as a REIT, it could adversely impact our historical, current and future results of operations.

We operated as a REIT from January 1, 2006 through December 31, 2008. Our senior management had limited experience in managing a portfolio of assets under the highly complex tax rules governing REITs and we cannot assure you that we successfully operated our business within the REIT requirements. Given the highly complex nature of the rules governing REITs and the importance of factual determinations, the Internal Revenue Service, or IRS, could contend that we violated REIT requirements in one or more of these years. We are currently under audit by the IRS for our 2006 and 2007 tax returns. To the extent it were to be determined that we did not comply with REIT requirements for one or more of our REIT years, we could be required to pay corporate federal income tax and certain state and local income taxes on our net income for the relevant years or we could be required to pay taxes that would be due if we were to avail ourselves of certain savings provisions to preserve our REIT status for the relevant years, either of which could have adverse affects on our historical, current and future financial results and the value of our common stock.

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

While we do not believe we are engaged in an investment company business, we nevertheless endeavor to conduct our operations in a manner that would permit us to rely on one or more exemptions under the Investment Company Act. Our ability to rely on these exemptions may limit the types of loans and other assets we own.

One of our wholly owned subsidiaries, CapitalSource Finance LLC (“Finance”), is a guarantor on certain of our convertible debentures that were offered to the public in registered offerings. This guarantee could be deemed to cause Finance to have outstanding securities for purposes of the Investment Company Act. Finance or other subsidiaries may guarantee future indebtedness from time to time. Even if one or more of our subsidiaries were deemed to be engaged in investment company business, and the provisions of the Investment Company Act were deemed to apply on an individual basis to our wholly owned subsidiaries, generally they could rely either on an exemption from registration under the Investment Company Act for banks or entities that do not offer securities to the public and do not have more than 100 security holders or on their operation as a REIT owning real property. Because it is possible such reliance could be deemed unavailable to Finance, we also conduct Finance’s business in a manner that we believe would permit it to rely on exemptions from registration under the Investment Company Act.

If we or any subsidiary were required to register under the Investment Company Act and could not rely on an exemption or exclusion, we or such subsidiary could be characterized as an investment company. Such characterization would require us to either change the manner in which we conduct our operations, or register the relevant entity as an investment company. Any modification of our business for these purposes could have a material adverse effect on us. Further, if we or a subsidiary were determined to be an unregistered investment company, we or such subsidiary:

•	could be subject to monetary penalties and injunctive relief in an action brought by the SEC and could be found to be in default of some of our indebtedness;

•	may be unable to enforce contracts with third parties, and third parties could seek to rescind transactions undertaken during the period it was established that we or such subsidiary was an unregistered investment company;

•	would have to significantly reduce the amount of leverage in our business;

•	would have to restructure operations dramatically;

•	may have to raise substantial amounts of additional equity to come into compliance with the limitations prescribed under the Investment Company Act; and

•	may have to terminate agreements with our affiliates.

Any of these results likely would have a material adverse effect on our business, operations, financial results and the price of our common stock.

Changes in the values of our assets and subsidiaries and the income produced by them have made, and may make, it more difficult for us to maintain our exemptions from the Investment Company Act.

If the market value of or net income from our non-qualifying assets at the Parent Company increase or the market value of or net income from CapitalSource Bank or our qualifying assets at the Parent Company decrease, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets to maintain our exemptions from the Investment Company Act. If the declines or increases occur quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our assets. We may have to make investment decisions that we otherwise would not make absent the Investment Company Act consideration, which would likely have a material adverse effect on our business, operations, financial results and the price of our common stock.

Our systems may experience an interruption or breach in security which could subject us to increased operating costs as well as litigation and other liabilities.

We rely on the computer systems and network infrastructure we use to conduct our business. These systems and infrastructure could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our clients. In addition, we must be able to protect the computer systems and network infrastructure utilized by us against physical damage, security breaches and service disruption caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and deter potential clients. While we have systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our systems and infrastructure, there can be no assurance that these measures will be successful and that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. In addition, the failure of our clients to maintain appropriate security for their systems also may increase our risk of loss in connection with loans made to them. The occurrence of any failures, interruptions or security breaches of systems and infrastructure could damage our reputation, result in a loss of business and/or clients, result in losses to us or our clients, subject us to additional regulatory scrutiny, cause us to incur additional expenses, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

We review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition. In addition, if we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. This could have an adverse effect on our business, financial condition and results of operations, including our stock price, and could potentially subject us to litigation.

Risks Related to Our Lending Activities

We may not recover all amounts that are contractually owed to us by our borrowers.

We charged off $292.6 million in loans for the year ended December 31, 2008, and, in light of current economic and market conditions, we expect to experience additional charge-offs and delinquencies in the future. If we experience material losses on our portfolio, such losses would have a material adverse effect on our ability to fund our business and on our revenues, net income and assets, to the extent the losses exceed our allowance for loan losses.

In addition, like other commercial lenders, we have experienced missed and late payments, failures by clients to comply with operational and financial covenants in their loan agreements and client performance below that which we expected when we originated the loan. Any of these events may be an indication that our risk of credit loss with respect to a particular loan has materially increased.

We make loans to other lenders and commercial real estate developers which have been disproportionately negatively impacted by the economic recession. These clients face a variety of risks relating to their underlying loans and development, construction and renovation projects, any of which may negatively impact their results of operations and impair their ability to pay principal and interest on our loans.

We make loans to other lenders to finance their lending operations and to other clients for development, construction and renovation projects. The ability of these clients to make required payments to us on these loans is subject to the risks associated with their loans and these projects. An unsuccessful loan by, or development, construction or renovation project of, any such client could limit that client’s ability to repay its obligations to us.

Our concentration of loans to a limited number of clients within a particular industry or region could impair our revenues if the industry or region were to experience continued or worsening economic difficulties or changes in the regulatory environment.

Defaults by our clients may be correlated with economic conditions affecting particular industries or geographic regions. As a result, if any particular industry or geographic region were to experience continuing or worsening economic difficulties, the overall timing and amount of collections on our loans to clients operating in those industries or geographic regions may differ from what we expected and result in material harm to our revenues, net income and assets. For example, as of December 31, 2008, loans representing 20.1% of the aggregate outstanding balance of our commercial loan portfolio were secured by commercial real estate other than healthcare facilities and three or $355.8 million of our 10 largest loans fall into this category. The commercial real estate sector is currently experiencing severe economic difficulties, and we expect this sector to deteriorate further in which case we are likely to suffer additional losses on these types of loans with increases in loan-to-value, delinquencies and foreclosures. In addition, as of December 31, 2008, loans representing 21.5% of the aggregate outstanding balance of our commercial loan portfolio were to clients in the healthcare industry. Reimbursements under the Medicare and Medicaid programs comprise the bulk of the revenues of many of these clients. Our clients’ dependence on reimbursement revenues could cause us to suffer losses in several instances.

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

There is generally no publicly available information about the privately owned companies to which we lend. Therefore, we must rely on our clients and the due diligence efforts of our employees to obtain the information that we consider when making our credit decisions. To some extent, our employees depend and rely upon the management of these companies to provide full and accurate disclosure of material information concerning their business, financial condition and prospects. We may not have access to all of the material information about a particular client’s business, financial condition and prospects, or a client’s accounting records may be poorly maintained or organized. The client’s business, financial condition and prospects may also change rapidly in the current economic environment. In such instances, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to recover our loan in its entirety.

Increases in interest rates could negatively affect our clients’ ability to repay their loans.

Most of our loans bear interest at variable interest rates. If interest rates increase, interest obligations of our clients may also increase. Some of our clients may not be able to make the increased interest payments, resulting in defaults on their loans.

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

In addition to clients in the healthcare industry subject to Medicare and Medicaid regulation, clients in other industries require permits and licenses from various governmental authorities to operate their businesses. These governmental authorities may revoke or modify these licenses or permits if a client is found to be in violation of any regulation to which it is subject. In addition, these licenses may be subject to modification by order of governmental authorities or periodic renewal requirements or changes as a result of changes in the law. The loss of a permit, whether by termination, modification or failure to renew, could impair the client’s ability to continue to operate its business in the manner in which it was operated when we made our loan to it, which could impair the client’s ability to generate cash flows necessary to service our loan or repay indebtedness upon maturity, either of which outcomes would reduce our revenues, cash flow and net income. See the Regulation and Supervision section of Item 1, Business, above for additional discussion of specific regulatory and governmental oversight applicable to many of our healthcare clients.

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

We use the term “client” to mean the legal entity that is the borrower party to a loan agreement with us or the tenant of one of our healthcare owned properties. We have several clients that are related to each other through common ownership or management. Because we underwrite each transaction separately, we report each transaction with one of these clients as a separate transaction and each client as a separate client. In situations where clients are related through common ownership, to the extent the common owner suffers financial distress, the common owner may be unable to continue to support our clients, which could, in turn, lead to financial difficulties for those clients. Further, some of our healthcare clients are managed by the same entity and, to the extent that management entity suffers financial distress or is otherwise unable to continue to manage the operations of the related clients, those clients could, in turn, face financial difficulties. In both of these cases, our clients could have difficulty servicing their debt to us, which could have an adverse effect on our financial condition.

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

We underwrite our loans based on detailed financial information and projections provided to us by our clients. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, our investment officers, underwriting officers and credit committee members may misinterpret or incorrectly analyze this information. Mistakes by our staff and credit committees may cause us to make loans that we otherwise would not have made, to fund advances that we otherwise would not have funded or result in losses on one or more of our existing loans.

Our balloon loans and bullet loans may involve a greater degree of risk than other types of loans.

As of December 31, 2008, approximately 93% of the outstanding balance of our commercial loans comprised either balloon loans or bullet loans. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that, upon maturity of the loan, more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan. All of our revolving loans and some of our term loans are bullet loans.

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

Term B loans generally are senior secured loans that are equal as to collateral and junior as to right of payment to clients’ other senior debt. Second lien loans are junior as to both collateral and right of payment to clients’ senior debt. Mezzanine loans may not have the benefit of any lien against a client’s collateral and are junior to any lienholder both as to collateral (if any) and payment. Collectively, Term B, second lien and mezzanine loans comprised 12% of the aggregate outstanding balance of our commercial loan portfolio as of December 31, 2008. As a result of the subordinate nature of these loans, we may be limited in our ability to enforce our rights to collect principal and interest on these loans or to recover any of the loan balance through our right to foreclose upon collateral. For example, we typically are not contractually entitled to receive payments of principal on a subordinated loan until the senior loan is paid in full, and may only receive interest payments on a Term B, second lien or mezzanine loan if the client is not in default under its senior loan. In many instances, we are also prohibited from foreclosing on a Term B, second lien or mezzanine loan until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding under a Term B, second lien or mezzanine loan must generally be turned over to the senior lender until the senior lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing Term B, second lien or mezzanine loans.

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

Cash flow lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its assets. These loans tend to be among the largest and to pose the highest risk of loss upon default in our portfolio. As of December 31, 2008, approximately 56% of the commercial loans in our portfolio were cash flow loans under which we had advanced 37% of the aggregate outstanding commercial loan balance of our portfolio. While in the case of our senior cash flow loans we generally take a lien on substantially all of the client’s assets, the value of those assets is typically substantially less than the amount of money we advance to a client under a cash flow loan. When a cash flow loan becomes non-performing, our primary recourse to recover some or all of the principal of our loan is to force the sale of the entire company as a going concern. We could also choose to restructure the company in a way we believe would enable it to generate sufficient cash flow over time to repay our loan. Neither of these alternatives may be an available or viable option or generate enough proceeds to repay the loan. Additionally, in an economic recession such as the current one, many businesses suffer decreases in revenues and net income, and we expect that many of our cash flow clients will suffer these decreases making them more likely to underperform and default on our loans and making it less likely that we could obtain sufficient proceeds from a restructuring or sale of the company. If we are a subordinate lender rather than the senior lender in a cash flow loan, our ability to take remedial action is constrained by our agreement with the senior lender.

We are not the agent for a portion of our loans and, consequently, have little or no control over how those loans are administered or controlled.

We are neither the agent of the lending group that receives payments under the loan nor the agent of the lending group that controls the collateral for purposes of administering the loan on loans comprising approximately 20% of the aggregate outstanding balance of our commercial loan portfolio as of December 31, 2008. When we are not the agent for a loan, we may not receive the same financial or operational information as we receive for loans for which we are the agent and, in many instances, the information on which we must rely is provided to us by the agent rather than directly by the client. As a result, it may be more difficult for us to track or rate these loans than it is for the loans for which we are the agent. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or to foreclose upon the collateral securing the loan or otherwise exercise remedies without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans may not manage the loan to our standards or may choose not to take the same actions to enforce the loan, to foreclose upon the collateral securing the loan or to exercise remedies that we would or would not take if we were agent for the loan.

We are the agent for loans in which syndicates of lenders participate and, in the event of a loss on any such loan, we could have liability to other members of the syndicate related to our management and servicing of the loan.

We are often the agent representing a syndicate of multiple lenders that has made a loan. In that capacity, we may act on behalf of our co-lenders in administering the loan, receiving all payments under the loan and/or controlling the collateral for purposes of administering the loan. As of December 31, 2008, we were either the paying, administrative or the collateral agent or all for a group of third-party lenders for loans with outstanding commitments of $2.7 billion. When we are the agent for a loan, we often receive financial and/or operational information directly from the borrower and are responsible for providing some or all of this information to our co-lenders. We may also be responsible for taking actions on behalf of the lending group to enforce the loan, to foreclose upon the collateral securing the loan or to exercise remedies. It is possible that as agent for one of these loans we may not manage the loan to the applicable standard. In addition, we may choose a different course of action than one or more of our co-lenders would take to enforce the loan, to foreclose upon the collateral securing the loan or to exercise remedies if our co-lenders were in a position to manage the loan. If we do not administer these loans in accordance with our obligations and the applicable legal standards and the lending syndicate suffers a loss on the loan, we may have liability to our co-lenders.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans representing approximately 21.3% of the aggregate outstanding balance of our commercial loan portfolio as of December 31, 2008. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our clients resulting in economic hardship to other creditors of our client, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the client. In that case, if the client were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the client’s common equity only after all of the client’s obligations relating to its debt and preferred securities had been satisfied.

We may incur lender liability as a result of our lending activities.

A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We may be subject to allegations of lender liability. We cannot assure you that these claims will not arise or that we will not be subject to significant liability if a claim of this type does arise.

We have engaged in the past, and may engage in the future, in lending transactions with affiliates of our directors. Because of the conflicts of interest inherent in these transactions, their terms may not be in our shareholders’ best interests.

As of December 31, 2008, we had 9 loans representing $111.5 million in committed funds to companies affiliated with our directors. We may make additional loans to affiliates of our directors in the future. Although we generally require these transactions to be approved by the disinterested members of our board (or a committee thereof), such policy may not be successful in eliminating the influence of conflicts of interest. These transactions may divert our resources and benefit our directors and their affiliates to the detriment of our shareholders.

If we do not obtain or maintain the necessary state licenses and approvals, we will not be allowed to acquire, fund or originate residential mortgage loans and other loans in some states, which would adversely affect our operations.

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

We are in a competitive business and may not be able to take advantage of attractive opportunities.

Our markets are competitive and characterized by varying competitive factors. We compete with a large number of financial services companies, including:

•	specialty and commercial finance companies;

•	commercial banks and thrifts;

•	REITS and other real estate investors;

•	private investment funds;

•	investment banks;

•	insurance companies; and

•	asset management companies.

Some of our competitors have greater financial, technical, marketing and other resources and market positions than we do. They also have greater access to capital than we do and at a lower cost than is available to us. Furthermore, we would expect to face increased price competition if finance companies seek to expand within or enter our target markets. Increased competition could cause us to reduce our pricing and lend greater amounts as a percentage of a client’s eligible collateral or cash flows. Even with these changes, in an increasingly competitive market, we may not be able to attract and retain new clients or maintain or grow our business and our market share and future revenues may decline. If our existing clients choose to use competing sources of credit to refinance their loans, the rate at which loans are repaid may be increased, which could change the characteristics of our loan portfolio as well as cause our anticipated return on our existing loans to vary.

The mortgage loans underlying our residential mortgage investments are subject to delinquency, foreclosure and loss, which could result in losses to us.

We invest in residential mortgage related receivables that are secured by pools of residential mortgage loans. Accordingly, these investments are subject to all of the risks of the underlying mortgage loans. Residential mortgage loans are secured by single-family residential property. They are subject to risks of delinquency, foreclosure and loss, which increased significantly in 2008 as the economy contracted, real estate values declined and credit markets froze. The ability of a borrower to repay a loan secured by a residential property depends on the income or assets of the borrower and many factors may impair borrowers’ abilities to repay their loans, including the current economic recession. Foreclosure of a mortgage loan can be expensive and lengthy. Our investments in mortgage related receivables would be adversely affected by defaults under the loans underlying such securities. To the extent losses are realized on the loans underlying the mortgage related receivables in which we invest, we may not recover a portion or all of the amount invested in such mortgage related receivables.

Debtor-in-possession loans may have a higher risk of default.

“Debtor-in-possession” loans to clients that have filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code are used by these clients to fund on-going operations as part of the reorganization process. While our security position for these loans is generally better than that of the other asset-based loans we make, there may be a higher risk of default on these loans due to the uncertain business prospects of these clients and the inherent risks with the bankruptcy process. Furthermore, if our calculations as to the outcome or timing of a reorganization are inaccurate, the client may not be able to make payments on the loan on time or at all.

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

Owning real estate can subject us to liabilities for injury to persons on the property or property damage. To the extent that any such liabilities are not adequately covered by insurance, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We could be subject to environmental liabilities with respect to properties we own. We may be liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We have experienced and may continue to experience losses if the creditworthiness of our tenants leasing our healthcare properties deteriorates and they are unable to meet their obligations under our leases.

We own healthcare properties leased to tenants from whom we receive rents during the terms of our leases. A tenant’s ability to pay rent is determined by the creditworthiness of the tenant. If a tenant’s credit deteriorates, the tenant could default on its obligations under our lease and the tenant may also become bankrupt. The bankruptcy or insolvency or other failure to pay of our tenants is likely to adversely affect the income produced by many of our direct real estate investments.

The operators of our healthcare properties are faced with increased litigation, rising insurance costs and enhanced government scrutiny that may affect their ability to make payments to us.

Advocacy groups that monitor the quality of care at healthcare facilities have sued healthcare operators and called upon state and federal legislatives to enhance their oversight of trends in healthcare facility ownership and quality of care. Patients have also sued healthcare facility operators and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation in the future has been to materially increase the costs incurred by our operators for monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Increased costs could limit our operators’ ability to make payments to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace the operators of our healthcare properties, our revenue from those properties could be reduced or eliminated for an extended period of time.

Since real estate investments are illiquid and the real estate markets are experiencing significant disruption, we may not be able to sell properties when we desire.

Real estate investments generally cannot be sold quickly and sales have become extremely difficult in the current real estate market disruption and economic recession. We may not be able to vary our portfolio promptly in response to continued changes in the real estate market. This inability to respond to changes in the performance of our investments could adversely affect our ability to service our debt. The real estate market is affected by many factors that are beyond our control, including:

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

We cannot predict how long it may take us to find a willing purchaser and to close the sale of a property. We also cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. State laws mandate certain procedures for property foreclosures, and in certain states, we would face a time consuming foreclosure process with respect to mortgage loans that default, during which time the property could be subject to waste. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition.

Risks Related to our Common Stock

We may issue additional shares of common stock at prices that are dilutive to our existing shareholders.

Given our desire to maintain and improve our liquidity position and our declining stock price, we may issue equity or equity linked securities at prices that are dilutive to our shareholders, which may result in a significant decrease in the market price of our common stock. These issuances could be for cash or in exchange for outstanding debt securities in cases where we either do not have sufficient cash to pay off those debt securities or believe it would be more prudent to conserve our cash.

We may or may not pay dividends on our common stock.

We expect to retain a majority of our earnings, consistent with dividend policies of other commercial depository institutions, to redeploy in our business. Our board of directors, in its sole discretion, will determine the amount and frequency of dividends to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions prohibiting the payment of dividends after defaults. Consequently, we can not assure you that we will pay any dividend on our common stock or that dividend levels will not fluctuate or be more or less than expected. If we change our dividend policy our stock price could be adversely affected.

Acquisitions may adversely impact our business.

As part of our business strategy, we have made acquisitions in the past and we may continue to do so in the future. Future acquisitions may result in potentially dilutive issuances of equity securities and the incurrence of additional debt. In addition, we may face additional risks from future acquisitions, including:

•	difficulties in integrating the operations, services, products and personnel of the acquired company or asset portfolio;

•	heightened risks of credit losses as a result of acquired assets not having been originated by us in accordance with our rigorous underwriting standards;

•	the diversion of management’s attention from other business concerns;

•	the potentially adverse effects that acquisitions may have in terms of the composition and performance of our assets;

•	the potential loss of key employees of the acquired company; and

•	inability to meet applicable regulatory requirements.

If a substantial number of shares available for sale are sold in a short period of time, the market price of our common stock could decline.

If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. As of February 17, 2009, we had 302,595,100 shares of common stock outstanding and options then exercisable for 5,203,209 shares were held by our employees and directors. Subject, in some cases, to Rule 144 compliance, all of these shares are eligible for sale in the public market. The perception in the public market that our existing shareholders might sell shares of common stock could also depress our market price. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

As of January 1, 2009, 6,655,053 shares of our common stock were beneficially owned by certain trusts that are affiliates of Farallon Capital Management and its affiliates (the “Farallon Trusts”), the principal business of each of which is to liquidate its assets over time. Dispositions of some or all of the shares of our common stock beneficially owned by the Farallon Trusts or other Farallon entities could adversely impact the price of our common stock. The perception in the public market that Farallon entities might sell shares of common stock also could depress our market price.

Similarly, if we were to issue a substantial amount of common stock in exchange for outstanding indebtedness, as we did in October 2008 and February 2009, and the recipients were to sell such common stock in the public market, the market price of our common stock could decrease significantly.

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

Our directors, executive officers and entities affiliated with them owned shares of common stock equaling approximately 26% of the outstanding shares of our common stock as of February 17, 2009. As a result, these shareholders, if acting together, would be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Chevy Chase, Maryland, a suburb of Washington, D.C., where we lease office space under long-term operating leases. This office space houses the bulk of our technology and administrative functions and serves as the primary base for our operations. We also maintain offices in California, Connecticut, Florida, Georgia, Illinois, Massachusetts, Missouri, New York, North Carolina, Pennsylvania, Tennessee, Texas, Utah and in the United Kingdom. We believe our leased facilities are adequate for us to conduct our business.

Our Healthcare Net Lease segment owns real estate for long-term investment purposes. These real estate investments primarily consist of long-term care facilities generally leased through long-term, triple-net operating leases. We had $1.0 billion in direct real estate investments as of December 31, 2008, which consisted primarily of land and buildings. As of December 31, 2008, all of our direct real estate investments were pledged either directly or indirectly as collateral for certain of our borrowings. For additional information about our borrowings, see Note 13, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Our direct real estate investment properties as of and for the year ended December 31, 2008, were as follows:

	Number of			Total
Facility Location	Facilities	Capacity(1)	Investment(2)	Revenues(3)
			($ in thousands)

Assisted Living Facilities:
Florida	5	222	$8,401	$918
Indiana	1	39	2,038	91
Wisconsin	1	20	738	97

	7	281	11,177	1,106
Long-Term Acute Care Facilities:
Kansas	1	26	1,421	169
Nevada	1	61	2,670	325

	2	87	4,091	494
Skilled Nursing Facilities:
Alabama	1	174	8,185	990
Alaska	1	90	10,336	1,102
Arizona	2	192	9,600	971
Arkansas	2	185	1,686	381
California	1	99	4,749	398
Colorado	3	283	8,923	888
Florida	57	7,080	321,237	38,082
Indiana	13	1,353	52,440	5,295
Iowa	1	201	11,157	1,158
Kansas	2	82	2,753	371
Kentucky	5	344	22,549	2,397
Maryland	3	413	26,279	2,581
Massachusetts	2	231	15,204	1,375
Mississippi	6	634	43,037	4,620
Nevada	3	407	18,706	2,317
New Mexico	1	102	3,157	268
North Carolina	6	682	40,377	2,966
Ohio	3	349	20,232	1,849
Oklahoma	5	657	18,766	1,344
Pennsylvania	4	585	23,175	2,774
Tennessee	10	1,589	93,867	10,442
Texas	46	5,517	198,910	21,323
Washington	—	—	—	(305)
Wisconsin	5	562	19,123	2,561

	182	21,811	974,448	106,148
Less multi-function facilities(4)	(5)	—	—	—

Total owned properties	186	22,179	$989,716	$107,748

(1)	Capacity of assisted living and long-term acute care facilities, which are apartment-like facilities, is stated in units (studio, one or two bedroom apartments). Capacity of skilled nursing facilities is measured by licensed bed count.

(2)	Represents the acquisition costs of the assets less any related accumulated depreciation as of December 31, 2008.

(3)	Represents the amount of operating lease income recognized in our audited consolidated statement of income for the year ended December 31, 2008.

(4)	Three of our properties in Florida and one property in Wisconsin serve as both assisted living facilities and skilled nursing facilities. In addition, we have one property in Kansas that serves as both long-term acute care facility and a skilled nursing facility.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CSE.” The high and low sales prices for our common stock as reported by the NYSE for the quarterly periods during 2008 and 2007 were as follows:

	High	Low

2008:
Fourth Quarter	$12.99	$2.75
Third Quarter	$14.75	$9.11
Second Quarter	$16.95	$9.75
First Quarter	$18.14	$7.56
2007:
Fourth Quarter	$22.42	$14.05
Third Quarter	$25.10	$14.76
Second Quarter	$27.40	$23.65
First Quarter	$28.28	$22.39

On February 27, 2009, the last reported sale price of our common stock on the NYSE was $1.87 per share.

Holders

As of December 31, 2008, there were 1,828 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares, are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Dividend Policy

During 2008 and 2007, we declared dividends as follows:

	Dividends Declared
	and Paid per Share
	2008	2007

Fourth Quarter(1)	$0.05	$0.60
Third Quarter	0.05	0.60
Second Quarter	0.60	0.60
First Quarter	0.60	0.58

Total dividends declared and paid	$1.30	$2.38

(1)	Dividend declared for the fourth quarter of 2008 was paid in January 2009.

For shareholders who held our shares for the entire year, the $1.25 per share dividend paid in 2008 was classified for tax reporting purposes as follows: 33.59% ordinary dividends, of which 27.16% was considered excess inclusion income; 31.92 % long-term capital gain, of which 12.82% was considered unrecaptured Sec. 1250 gain; and 34.49 % return on capital.

We declared a $0.05 quarterly dividend per share in the third and fourth quarters of 2008. We expect to retain a majority of our earnings, consistent with dividend policies of other commercial depository institutions, to redeploy in our business. Our Board of Directors, in its sole discretion, will determine the amount and frequency of dividends to be provided to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions prohibiting the payment of dividends after defaults. Consequently, we cannot assure you that we will pay any dividend on our common stock or that dividend levels will not fluctuate or be more or less than expected. In addition, based on existing and expected market conditions, we currently do not anticipate paying dividends on our common stock at historical levels.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of our repurchases of shares of our common stock for the three months ended December 31, 2008, was as follows:

			Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

October 1 — October 31, 2008	7,127	$7.04	—	—
November 1 — November 30, 2008	16,248	3.45	—	—
December 1 — December 31, 2008	207,431	4.97	—	—

Total	230,806	4.92	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan.

Performance Graph

The following graph compares the performance of our common stock during the period beginning on December 31, 2003 to December 31, 2008, with the S&P 500 Index and the S&P 500 Financials Index. The graph depicts the results of investing $100 in our common stock, the S&P 500 Index, and the S&P 500 Financials Index at closing prices on December 31, 2003, assuming all dividends were reinvested. Historical stock performance during this period may not be indicative of future stock performance.

Comparison of Cumulative Total Return

	Base
	Period	Year Ended December 31,
Company/Index	12/31/03	2004	2005	2006	2007	2008

CapitalSource Inc.	$100	$118.4	$114.1	$150.6	$108.2	$32.3
S&P 500 Index	100	110.9	116.3	134.7	142.1	89.5
S&P 500 Financials Index	100	110.9	118.1	140.7	114.5	51.2

ITEM 6.	SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information appearing elsewhere in this report. The following tables show selected portions of historical consolidated financial data as of and for the five years ended December 31, 2008. We derived our selected consolidated financial data as of and for the five years ended December 31, 2008, from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	($ in thousands, except per share data)

Results of operations:
Interest income	$1,108,561	$1,277,903	$1,016,533	$514,652	$313,827
Fee income	133,146	162,395	170,485	130,638	86,324

Total interest and fee income	1,241,707	1,440,298	1,187,018	645,290	400,151
Operating lease income	107,748	97,013	30,742	—	—

Total investment income	1,349,455	1,537,311	1,217,760	645,290	400,151
Interest expense	712,110	847,241	606,725	185,935	79,053

Net investment income	637,345	690,070	611,035	459,355	321,098
Provision for loan losses	593,046	78,641	81,562	65,680	25,710

Net investment income after provision for loan losses	44,299	611,429	529,473	393,675	295,388
Depreciation of direct real estate investments	35,889	32,004	11,468	—	—
Other operating expenses	255,306	235,987	204,584	143,836	107,748
Total other (expense) income	(174,083)	(74,650)	37,328	19,233	17,781
Noncontrolling interests expense	1,426	4,938	4,711	—	—

Net (loss) income before income taxes and cumulative effect of accounting change	(422,405)	263,850	346,038	269,072	205,421
Income tax (benefit) expense(1)	(199,781)	87,563	67,132	104,400	80,570

Net (loss) income before cumulative effect of accounting change	(222,624)	176,287	278,906	164,672	124,851
Cumulative effect of accounting change, net of taxes	—	—	370	—	—

Net (loss) income	$(222,624)	$176,287	$279,276	$164,672	$124,851

Net (loss) income per share:
Basic	$(0.89)	$0.92	$1.68	$1.36	$1.07
Diluted	$(0.89)	$0.91	$1.65	$1.33	$1.06
Average shares outstanding:
Basic	251,213,699	191,697,254	166,273,730	120,976,558	116,217,650
Diluted	251,213,699	193,282,656	169,220,007	123,433,645	117,600,676
Cash dividends declared per share	$1.30	$2.38	$2.02	$0.50	$—
Dividend payout ratio	(1.47)	2.59	1.20	0.37	—

(1)	As a result of our decision to elect REIT status beginning with the tax year ended December 31, 2006, we provided for income taxes for the years ended December 31, 2008, 2007 and 2006, based on effective tax rates of 36.5%, 39.4% and 39.9%, respectively, for the income earned by our taxable REIT subsidiaries (“TRSs”). We did not provide for any income taxes for the income earned by our qualified REIT subsidiaries for the years ended December 31, 2008, 2007 and 2006. We provided for income (benefit) expense on the consolidated (loss) incurred or income earned based on effective tax rates of 47.3%, 33.2%, 19.4%, 38.8% and 39.2% in 2008, 2007, 2006, 2005 and 2004, respectively.

	December 31,
	2008	2007	2006	2005	2004
	($ in thousands)

Balance sheet data:
Marketable securities, available-for-sale	$642,714	$—	$—	$—	$—
Mortgage-related receivables, net	1,801,535	2,033,296	2,286,083	39,438	—
Mortgage-backed securities pledged, trading	1,489,291	4,030,180	3,476,424	322,027	—
Commercial real estate “A” Participation Interest, net	1,396,611	—	—	—	—
Total loans, net(1)	8,807,133	9,525,454	7,563,718	5,737,430	4,104,214
Direct real estate investments, net	989,716	1,017,604	722,303	—	—
Total assets	18,414,901	18,040,349	15,210,574	6,987,068	4,736,829
Deposits	5,043,695	—	—	—	—
Repurchase agreements	1,595,750	3,910,027	3,510,768	358,423	—
Credit facilities	1,445,062	2,207,063	2,251,658	2,450,452	964,843
Term debt	5,338,456	7,146,437	5,766,370	1,774,475	2,162,321
Other borrowings	1,560,224	1,704,108	1,331,890	792,232	578,990
Total borrowings	9,939,492	14,967,635	12,860,686	5,375,582	3,706,154
Total shareholders’ equity	2,839,121	2,582,271	2,093,040	1,199,938	946,391
Portfolio statistics:
Number of loans closed to date	2,596	2,457	1,986	1,409	923
Number of loans paid off to date	(1,524)	(1,243)	(914)	(486)	(275)

Number of loans	1,072	1,214	1,072	923	648

Total loan commitments	$13,296,755	$14,602,398	$11,929,568	$9,174,567	$6,379,012
Average outstanding loan size	$8,857	$8,128	$7,323	$6,487	$6,596
Average balance of loans outstanding during year	$9,604,619	$8,959,621	$6,932,389	$5,008,933	$3,265,390
Employees as of year end	716	562	548	520	398

(1)	“Total loans, net” includes loans held for sale and loans, net of deferred loan fees and discounts and allowance for loan losses.

Year Ended December 31,
2008	2007	2006	2005	2004

Performance ratios:
Return on average assets	(1.26)%	1.05%	2.22%	3.04%	3.59%
Return on average equity	(7.59)%	7.41%	14.63%	15.05%	14.17%
Yield on average interest earning assets	7.83%	9.31%	9.80%	12.15%	11.59%
Cost of funds	5.00%	6.01%	5.79%	4.43%	3.08%
Net finance margin	3.77%	4.20%	4.94%	8.65%	9.30%
Operating expenses as a percentage of average total assets	1.65%	1.59%	1.72%	2.65%	3.09%
Operating expenses (excluding direct real estate investment depreciation) as a percentage of average total assets	1.45%	1.40%	1.62%	2.65%	3.09%
Efficiency ratio (operating expenses/net interest and fee income and other income)	62.86%	43.55%	33.32%	30.05%	31.80%
Efficiency ratio (operating expenses excluding direct real estate depreciation/net interest and fee income and other income)	55.11%	38.35%	31.55%	30.05%	31.80%
Core lending spread	6.99%	6.25%	7.18%	8.77%	9.92%
Credit quality ratios:
Loans 30-89 days contractually delinquent as a percentage of commercial lending assets (as of year end)	2.75%	0.85%	2.15%	0.30%	2.11%
Loans 90 or more days contractually delinquent as a percentage of commercial lending assets (as of year end)	1.30%	0.59%	0.79%	0.70%	0.12%
Loans on non-accrual status as a percentage of commercial lending assets (as of year end)	4.03%	1.73%	2.34%	2.30%	0.53%
Impaired loans as a percentage of commercial lending assets (as of year end)	6.35%	3.23%	3.58%	3.33%	0.77%
Net charge offs (as a percentage of average commercial lending assets)	2.89%	0.64%	0.69%	0.27%	0.26%
Allowance for loan losses as a percentage of commercial lending assets (as of year end)	3.89%	1.41%	1.54%	1.46%	0.82%
Capital and leverage ratios:
Total debt and deposits to equity (as of year end)	5.28	x	5.80	x	6.14	x	4.48	x	3.93	x
Average equity to average assets	16.87%	14.16%	15.15%	20.18%	25.30%
Equity to total assets (as of year end)	15.42%	14.31%	13.76%	17.17%	19.98%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Highlights

We are a commercial lender that provides financial products to middle market businesses, and, through our wholly owned subsidiary, CapitalSource Bank, provides depository products and services in southern and central California.

We currently operate as three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Banking segment comprises our commercial lending and banking business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our remaining residential mortgage investment and other investment activities in which we formerly engaged to optimize our qualification as real estate investment trust (“REIT”). For financial information about our segments, see Note 26, Segment Data, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Through our Commercial Banking segment activities, we provide a wide range of financial products to middle market businesses and participate in broadly syndicated debt financings for larger businesses. As of December 31, 2008, we had 1,072 loans outstanding under which we had funded an aggregate of $9.5 billion and held a $1.4 billion participation in a pool of commercial real estate loans (the “A” Participation Interest”). Within this segment, CapitalSource Bank also offers depository products and services in southern and central California that are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by regulation.

Through our Healthcare Net Lease segment activities, we invest in income-producing healthcare facilities, principally long-term care facilities in the United States. We provide lease financing to skilled nursing facilities and, to a lesser extent, assisted living facilities, and long term acute care facilities. As of December 31, 2008, we had $1.0 billion in direct real estate investments comprising 186 healthcare facilities leased to 40 tenants through long-term, triple-net operating leases. We currently intend to evaluate all potential transactions to monetize the value of this business including debt financings, asset sales and corporate transactions.

Through our Residential Mortgage Investment segment activities, we invested in certain residential mortgage assets and other REIT qualifying investments to optimize our REIT structure through 2008. As of December 31, 2008, our residential mortgage investment portfolio totaled $3.3 billion, which included investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”), including related interest receivables. Over 99% of our investments in RMBS were represented by mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency RMBS”). In addition, we hold mortgage-related receivables secured by prime residential mortgage loans. During the first quarter of 2009, we sold all of our Agency RMBS and we intend to merge the remaining assets currently in this segment into our Commercial Banking segment in 2009.

In our Commercial Banking, and Healthcare Net Lease segments, we have three primary commercial lending businesses:

•	Healthcare and Specialty Finance, which generally provides first mortgage loans, asset-based revolving lines of credit, and cash flow loans to healthcare businesses and, to a lesser extent, a broad range of other companies. We also make investments in income-producing healthcare facilities, particularly long-term care facilities;

•	Corporate Finance, which generally provides senior and subordinate loans through direct origination and participation in syndicated loan transactions; and

•	Structured Finance, which generally engages in commercial and residential real estate finance and also provides asset-based lending to finance companies.

Although we have made loans as large as $325.0 million, as of December 31, 2008, our average commercial loan size was $8.9 million and our average loan exposure by client was $14.0 million. Our commercial loans generally have a maturity of one to five years with a weighted average maturity of 2.5 years as of December 31, 2008. Substantially all of our commercial loans require monthly interest payments at variable rates and, in many cases, our commercial loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients. As of December 31, 2008, our geographically diverse client base consisted of 679 clients with headquarters in 47 states, the District of Columbia, Puerto Rico and select international locations, primarily in Canada and Europe.

Bank Holding Company Application

Consistent with the business plan approved by our regulators, we are pursuing our strategy of converting CapitalSource Bank to a commercial bank and becoming a Bank Holding Company. To date we have obtained approvals from the DFI and FDIC to convert CapitalSource Bank from an industrial bank to a California commercial bank. For the conversion to become effective, we must be approved by the Federal Reserve as a Bank Holding Company under the Bank Holding Company Act of 1956. We filed our Bank Holding Company application with the Board of Governors of the Federal Reserve in October 2008. That application is being processed by the Federal Reserve Bank of Richmond and has not been approved at this time. We are cooperating with the Federal Reserve in providing access to such information as is needed to make its decision on the pending application. We believe that becoming a commercial bank will allow CapitalSource Bank to offer a wider variety of deposit products and services to customers; however, we cannot assure you that the Federal Reserve will approve our application in which case CapitalSource Bank would not convert to a commercial bank. Current guidance from the U.S. Treasury Department provides that, since CapitalSource Inc. did not obtain approval as a Bank Holding Company prior to December 31, 2008, CapitalSource Inc. is not eligible to obtain funding under the Capital Assistance Program (“CAP”) or the Capital Purchase Program. Although CapitalSource Bank has applied for CAP funding, there is no assurance that CapitalSource Bank will be able to obtain CAP funding or that it would accept the funding if offered.

Impact of Economic Recession

The U.S. economy is currently in a recession. Consequently, we expect that the credit performance of our portfolio will continue to decline in light of the current difficult economic conditions that are likely to adversely affect our clients’ ability to fulfill their obligations to us.

In addition, the recession has generally had a disproportionately adverse impact on financial institutions, including a substantial reduction in liquidity, greater pricing for risk and de-leveraging. In our Commercial Banking segment, macroeconomic conditions have also adversely impacted our business through reduced funding alternatives and a higher cost of funds on our credit facilities, term debt and other borrowings as measured by a spread to one-month LIBOR. We expect to continue to experience higher costs and less advantageous terms for financing the Parent Company’s portfolio which will continue to negatively impact our liquidity.

Financing the Parent Company’s portfolio has recently become more challenging as our lenders have sought to reduce their exposure to us. To maintain our financings, we have agreed to less favorable terms, including collateralizing our previously unsecured credit facility and agreeing to repay it more rapidly. As a result of these less favorable terms, as well as other factors, our liquidity has been materially adversely affected and may continue to worsen. You should carefully read the Liquidity and Capital Resources portion of this Management Discussion and Analysis of Financial Condition and Results of Operations for more details on the factors adversely affecting our current and expected liquidity and our plans to address them.

CapitalSource Bank, however, has significantly diversified and strengthened our funding and, with the addition of a significant amount of deposits, reduced our cost of funds overall. We believe current economic conditions present significant near-term market opportunities for CapitalSource Bank to originate assets with increased spreads and tighter structures and to selectively purchase high quality assets or businesses at attractive prices. With the liquidity and lower cost of funds at CapitalSource Bank, we believe we have positioned ourselves to take advantage of the attractive opportunities we perceive in the current environment.

Consolidated Results of Operations

We currently operate as three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Banking segment comprises our commercial lending and banking business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment and other investment activities in which we formerly engaged to optimize our qualification as a REIT.

From January 1, 2006 to the third quarter of 2007, we presented financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business activities and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and RMBS. In the fourth quarter of 2007, we began presenting financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. Beginning in the third quarter of 2008, we changed the name of our Commercial Finance segment to Commercial Banking to incorporate depository products, services and investments of CapitalSource Bank. We have reclassified all comparative prior period segment information to reflect our three reportable segments. For financial information about our segments, see Note 26, Segment Data, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

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

Interest Expense.  Interest expense is the amount paid on deposits and borrowings, including the amortization of deferred financing fees and debt discounts. In our Commercial Banking segment, interest expense includes interest paid to depositors and the borrowing costs associated with repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt. In our Healthcare Net Lease segment, our borrowings consist of mortgage debt and allocated intercompany debt. In our Residential Mortgage Investment segment, our borrowings consist of repurchase agreements and term debt. The majority of our borrowings charge interest at variable rates based primarily on one-month LIBOR or Commercial Paper (“CP”) rates plus a margin. Currently, our convertible debt, three series of our subordinated debt, our term debt recorded in connection with our investments in mortgage-related receivables and the intercompany debt within our Healthcare Net Lease segment bear a fixed rate of interest. Deferred financing fees, debt discounts and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

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

Other Income.  In our Commercial Banking segment, other (expense) income consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, third-party servicing income, income from our management of various loans held by third parties and other miscellaneous fees and expenses not attributable to our commercial lending and banking operations. In our Healthcare Net Lease segment, other expense consists of gain (loss) on the sale of assets. In our Residential Mortgage Investment segment, other expense consists of realized and unrealized appreciation (depreciation) on certain of our residential mortgage investments and gains (losses) on derivatives that are used to hedge the residential mortgage investment portfolio.

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

Income Taxes.  We elected REIT status under the Internal Revenue Code (the “Code”) when we filed our tax return for the year ended December 31, 2006. We operated as a REIT through 2008, but revoked our REIT election effective January 1, 2009. While a REIT, we generally were not subject to corporate-level income tax on the earnings distributed to our shareholders that we derived from our REIT qualifying activities, but were subject to corporate-level tax on the earnings we derived from our taxable REIT subsidiaries (“TRSs”). While a REIT, a significant portion of our income from our Commercial Banking segment remained subject to corporate-level income tax as many of the segment’s assets were originated and held in our TRSs.

Operating Results for the Years Ended December 31, 2008, 2007 and 2006

Our results of operations in 2008 were driven primarily by the global recession, a challenging credit market environment and the impact of operating as a REIT. As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2008, compared to 2007 were:

•	Commencement of CapitalSource Bank operations;

•	Increased provision for loan losses;

•	Gains and losses on the extinguishment of debt;

•	Increased balance of our commercial lending portfolio;

•	Mark to market losses on our Residential Mortgage Investment Portfolio;

•	Gains and losses on derivatives and other investments in our Commercial Banking segment;

•	Increased operating expenses;

•	Changes in lending and borrowing spreads; and

•	Reduced prepayment-related fee income and reduced gains on equity sales.

Our consolidated operating results for the year ended December 31, 2008, compared to the year ended December 31, 2007, and for the year ended December 31, 2007, compared to the year ended December 31, 2006, were as follows:

	Year Ended				Year Ended
	December 31,				December 31,
	2008	2007	$ Change	% Change	2007	2006	$ Change	% Change
	($ in thousands)				($ in thousands)

Interest income	$1,108,561	$1,277,903	$(169,342)	(13)%	$1,277,903	$1,016,533	$261,370	26%
Fee income	133,146	162,395	(29,249)	(18)	162,395	170,485	(8,090)	(5)
Operating lease income	107,748	97,013	10,735	11	97,013	30,742	66,271	216
Interest expense	712,110	847,241	(135,131)	(16)	847,241	606,725	240,516	40
Provision for loan losses	593,046	78,641	514,405	654	78,641	81,562	(2,921)	(4)
Depreciation of direct real estate investments	35,889	32,004	3,885	12	32,004	11,468	20,536	179
Other operating expenses	255,306	235,987	19,319	8	235,987	204,584	31,403	15
Other (expense) income	(174,083)	(74,650)	(99,433)	(133)	(74,650)	37,328	(111,978)	(300)
Noncontrolling interests expense	1,426	4,938	(3,512)	(71)	4,938	4,711	227	5
Income tax (benefit) expense	(199,781)	87,563	(287,344)	(328)	87,563	67,132	20,431	30
Cumulative effect of accounting change, net of taxes	—	—	—	N/A	—	370	(370)	N/A
Net (loss) income	(222,624)	176,287	(398,911)	(226)	176,287	279,276	(102,989)	(37)

Our consolidated yields on income earning assets and the costs of interest bearing liabilities for the years ended December 31, 2008 and 2007, were as follows:

	Year Ended December 31,
	2008			2007
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$1,108,561	6.99%		$1,277,903	8.26%
Fee income		133,146	0.84		162,395	1.05

Total interest earning assets(1)	$15,854,057	1,241,707	7.83	$15,472,459	1,440,298	9.31
Total direct real estate investments	1,068,654	107,748	10.08	947,929	97,013	10.23

Total income earning assets	16,922,711	1,349,455	7.97	16,420,388	1,537,311	9.36
Total interest bearing liabilities(2)	14,243,559	712,110	5.00	14,105,355	847,241	6.01

Net finance spread		$637,345	2.97%		$690,070	3.35%

Net finance margin			3.77%			4.20%

(1)	Interest earning assets include cash and cash equivalents, restricted cash, marketable securities, mortgage-related receivables, RMBS, loans, the “A” Participation Interest and investments in debt securities.

(2)	Interest bearing liabilities include deposits, repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Operating Expenses

The increase in consolidated operating expenses in 2008 from 2007 was primarily due to a $23.2 million increase in professional fees, including a write-off of previously capitalized costs related to a terminated merger transaction, fees related to the previously planned initial public offering of CapitalSource Healthcare REIT, consulting fees and legal and other professional fees related to the formation and commencement of operations of CapitalSource Bank, a $7.1 million increase in depreciation and amortization expense primarily resulting from increases in depreciation on our direct real estate investments and depreciation on CapitalSource Bank’s fixed assets, a $3.5 million increase in rent and marketing expense related to CapitalSource Bank and a $5.9 million increase in other administrative expenses. These increases were primarily offset by a $14.4 million decrease in total employee compensation and a $2.3 million decrease in travel and entertainment expenses. The decrease in employee compensation was primarily due to a $21.7 million decrease in incentive compensation partially offset by a $4.1 million increase in salaries. For the years ended December 31, 2008 and 2007, incentive compensation totaled $60.0 million and $81.7 million, respectively. Incentive compensation comprises annual bonuses, as well as expense attributed to stock options, restricted stock awards and restricted stock units, which generally have vesting periods ranging from 18 months to five years.

The increase in consolidated operating expenses in 2007 from 2006 was primarily due to a $21.8 million increase in total employee compensation and an increase of $21.2 million in depreciation and amortization expense primarily resulting from increases in our direct real estate investments over the previous year. The higher employee compensation was attributable to a $12.5 million increase in incentive compensation, including an increase in restricted stock awards, and a $6.1 million increase in employee salaries. For the years ended December 31, 2007 and 2006, incentive compensation totaled $81.7 million and $69.2 million, respectively. Incentive compensation comprises annual bonuses, as well as stock options and restricted stock awards, which generally have vesting periods ranging from eighteen months to five years. The remaining increase in operating expenses for the year ended December 31, 2007 was primarily attributable to a $2.6 million increase in administrative expenses and a $2.1 million increase in rent expense.

Income Taxes

As a result of our decision to elect REIT status beginning with the tax year ended December 31, 2006, we provided for income taxes for the years ended December 31, 2008 and 2007, based on effective tax rates of 36.5% and 39.4%, respectively, for the income earned by our TRSs. We did not provide for any income taxes for the income earned by our qualified REIT subsidiaries for the years ended December 31, 2008 and 2007. We provided for income taxes on the consolidated income earned based on a 47.3%, 33.2% and 19.4% effective tax rates in 2008, 2007 and 2006, respectively. Our overall effective tax for the year ended December 31, 2006 included the reversal of $4.7 million in net deferred tax liabilities relating to REIT qualifying activities, into income, in connection with our REIT election. We revoked our REIT election effective January 1, 2009. As a result of our REIT revocation, we have recorded a $97.7 million in deferred tax benefit and a $97.7 million in net deferred tax asset on our audited consolidated financial statements as of and for the year ended December 31, 2008.

Comparison of the Years Ended December 31, 2008 and 2007

We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments. All references to commercial loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

Commercial Banking Segment

Our Commercial Banking segment operating results for the year ended December 31, 2008, compared to the year ended December 31, 2007, were as follows:

	Year Ended December 31,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$881,224	$928,190	$(46,966)	(5)%
Fee income	132,799	162,395	(29,596)	(18)
Interest expense	488,307	481,605	6,702	1
Provision for loan losses	576,804	77,576	499,228	644
Operating expenses	233,617	220,550	13,067	6
Other (expense) income, net(1)	(66,116)	1,920	(68,036)	(3,544)
Income tax (benefit) expense	(199,781)	87,563	(287,344)	(328)
Net (loss) income	(151,040)	225,211	(376,251)	(167)

(1)	Includes noncontrolling interest expense.

Interest Income

The decrease in interest income was primarily due to an increase in non-accrual loans and a decrease in yield on average interest earning assets. During the year ended December 31, 2008, yield on average interest earning assets decreased to 8.96% compared to 11.70% for the year ended December 31, 2007. This decrease was primarily the result of a decrease in the interest component of yield to 7.78% for the year ended December 31, 2008, from 9.96% for the year ended December 31, 2007. The decrease in the interest component of yield was due to a decrease in short-term interest rates and lower yield on the “A” Participation Interest, partially offset by an increase in our core lending spread. During the year ended December 31, 2008, our core lending spread to average one-month LIBOR was 6.99% compared to 6.25% for the year ended December 31, 2007. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

Fee Income

The decrease in fee income was primarily the result of a decrease in prepayment-related fee income, which totaled $21.6 million for the year ended December 31, 2008, compared to $56.1 million for the year ended December 31, 2007. Prepayment-related fee income contributed 0.19% and 0.60% to yield for the years ended December 31, 2008 and 2007, respectively. Yield from fee income, including prepayment related fees, decreased to 1.18% for the year ended December 31, 2008, from 1.74% for the year ended December 31, 2007.

Interest Expense

We fund our growth largely through debt and deposits. The increase in interest expense was primarily due to the addition of interest expense on deposits from our banking operations. The increase was partially offset by a decrease in our cost of funds. Our cost of funds decreased to 5.18% for the year ended December 31, 2008, from 6.31% for the year ended December 31, 2007. The decrease in our cost of funds was the result of lower LIBOR rates on which interest on our term securitizations and credit facilities are based and lower cost of deposits. The increase in interest expense was also the result of higher borrowing spreads and higher restructuring fees on certain of our term securitizations and credit facilities, and increases in the cost of our convertible debt following the exchange offer completed in April 2007 and our issuance in July 2007 of our 7.25% Senior Subordinated Convertible Notes due 2037.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and fee income less interest expense) divided by average income earning assets, was 4.64% for the year ended December 31, 2008, a decrease of 190 basis points from 6.54% the year ended December 31, 2007. The decrease in net finance margin was primarily due to the decrease in yield on total income earning assets, a decrease in short-term market rates of interest such as LIBOR upon which the yield of many of our loans are based, partially offset by a decrease in our costs of funds as measured by a spread to short-term market rates of interest such as LIBOR. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 3.78% for the year ended December 31, 2008, a decrease of 161 basis points from 5.39% for the year ended December 31, 2007. Gross yield is the sum of interest and fee income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Banking segment for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
	2008			2007
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$881,224	7.78%		$928,190	9.96%
Fee income		132,799	1.18		162,395	1.74

Total interest earning assets(1)	$11,322,138	1,014,023	8.96	$9,316,088	1,090,585	11.70
Total interest bearing liabilities(2)	9,421,853	488,307	5.18	7,633,687	481,605	6.31

Net finance spread		$525,716	3.78%		$608,980	5.39%

Net finance margin			4.64%			6.54%

(1)	Interest earning assets include cash and cash equivalents, restricted cash, marketable securities, the “A” Participation Interest, loans, and investments in debt securities.

(2)	Interest bearing liabilities include deposits, repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Provision for Loan Losses

The increase in the provision for loan losses was primarily due to an increase in the overall policy reserve levels due to a change in reserve factors to reflect higher estimated inherent losses due to the current economic environment, increase in specific reserves and charge-offs due to increase in loan delinquencies as well as some modest change in the portfolio balance and mix during the year ended December 31, 2008.

Operating Expenses

The increase in operating expenses is due to the same factors which contributed to the increase in the consolidated operating expenses as described above. Operating expenses as a percentage of average total assets decreased to 1.97% for the year ended December 31, 2008, from 2.31% for the year ended December 31, 2007.

Other (Expense) Income

The decrease in other (expense) income was primarily attributable to a $93.8 million decrease in net realized and unrealized gains in our equity investments, a $17.6 million increase in losses related to our REO, a $5.3 million impairment loss recorded for goodwill at the Parent Company, a $7.4 million decrease in gains on the sale of loans, a

$5.2 million decrease in income relating to our equity interest in various investees that are not consolidated for financial statement purposes and a $4.9 million increase in losses relating to mark-to-market adjustments on our loans held-for-sale. These decreases were partially offset by a $58.2 million gain on the extinguishment of debt, a $2.7 million increase in foreign currency gains and a $5.1 million decrease in losses on derivative instruments.

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

Healthcare Net Lease Segment

Our Healthcare Net Lease segment operating results for the year ended December 31, 2008, compared to the year ended December 31, 2007, were as follows:

	Year Ended December 31,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$1,055	$1,362	$(307)	(23)%
Fee income	347	—	347	N/A
Operating lease income	107,748	97,013	10,735	11
Interest expense	43,232	41,047	2,185	5
Depreciation of direct real estate investments	35,889	32,004	3,885	12
Other operating expenses	11,580	9,437	2,143	23
Other expense	(1,204)	(369)	(835)	(226)
Noncontrolling interests expense	2,132	5,975	(3,843)	(64)
Net income	15,113	9,543	5,570	58

Operating Lease Income

The increase in operating lease income was due to an increase in the average balance of our direct real estate investments, which are leased to healthcare industry clients through long-term, triple-net operating leases. During the years ended December 31, 2008 and 2007, our average balance of direct real estate investments was $1.1 billion and $0.9 billion, respectively.

Interest Expense

The increase in interest expense was primarily due to an increase in average borrowings of $8.1 million, or 1.4%, and an increase in the cost of funds. Our cost of borrowings increased to 7.14% for the year ended December 31, 2008, from 6.87% for the year ended December 31, 2007. Our overall borrowing spread to average one-month LIBOR for the year ended December 31, 2008, was 4.47% compared to 1.62% for the year ended December 31, 2007.

Net Finance Margin

Net finance margin, defined as net investment income which includes interest and operating lease income less interest expense, divided by average income earning assets, was 6.03% for the year ended December 31, 2008, an increase of 19 basis points from 5.84% for the year ended December 31, 2007. Net finance spreads were 2.94% and 3.36%, respectively, for the years ended December 31, 2008 and 2007. Net finance spread is the difference between yield on interest earning assets and the cost of our interest bearing liabilities. The decrease in net finance spread is attributable to the changes in its components as described above.

Depreciation of Direct Real Estate Investments

The increase in depreciation was primarily due to a full year of depreciation expense during the year ended December 31, 2008, on properties acquired in mid 2007. Depreciation expense on these properties was recorded from the date of acquisition during the year ended December 31, 2007.

Operating Expenses

The increase in operating expenses was consistent with the increase in operating expenses in the Commercial Banking Segment. Operating expenses as a percentage of average total assets increased to 1.07% for the year ended December 31, 2008, from 0.95% for the year ended December 31, 2007.

Noncontrolling Interest Expense

The decrease in noncontrolling interest expense was primarily due to a decrease in our quarterly dividends during the year ended December 31, 2008 and the redemption of certain noncontrolling interests.

Residential Mortgage Investment Segment

Our Residential Mortgage Investment segment operating results for the year ended December 31, 2008, compared to the year ended December 31, 2007, were as follows:

	Year Ended December 31,
	2008	2007	$ Change	% Change
	($ in thousands)

Interest income	$226,282	$348,351	$(122,069)	(35)%
Interest expense	180,571	324,589	(144,018)	(44)
Provision for loan losses	16,242	1,065	15,177	1,425
Operating expenses	10,109	6,000	4,109	68
Other expense	(106,057)	(75,164)	(30,893)	(41)
Net loss	(86,697)	(58,467)	(28,230)	(48)

Interest Income

The decrease in interest income was primarily due to the decrease in average interest earning assets of $1.6 billion, or 26.4%.

Interest Expense

The decrease in interest expense was primarily due to a decrease in average borrowings of $1.7 billion, or 28.2%, corresponding to a decrease in the size of the portfolio. Our cost of borrowings decreased to 4.22% for the year ended December 31, 2008, from 5.53% for the year ended December 31, 2007. This decrease was primarily due to a decrease in the short term interest rate market index on which our cost of borrowings is based.

Provision for Loan Losses

The increase in the provision for loan losses was primarily due to an increase in the overall policy reserve levels due to a change in reserve factors to reflect higher estimated inherent losses due to the increase in delinquencies and foreclosures experienced during the year ended December 31, 2008.

Operating Expenses

The increase in operating expenses was primarily due to an increase in professional fees. Operating expenses as a percentage of average total assets increased to 0.22% for the year ended December 31, 2008, from 0.11% for the year ended December 31, 2007.

Other Expense

The net increase in other expense was attributable to a $21.9 million increase in net realized and unrealized losses on derivative instruments related to our residential mortgage investments, and a $32.0 million increase in net unrealized losses on our Agency RMBS. The value of Agency RMBS relative to risk-free investments was impacted during the year ended December 31, 2008 by the broad credit market disruption. These losses were partially offset by a decrease in other-than-temporary declines in the fair value of our Non-Agency RMBS of $26.4 million.

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

Commercial Banking Segment

Our Commercial Banking segment operating results for the year ended December 31, 2007, compared to the year ended December 31, 2006, were as follows:

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

Interest Income

The increase in interest income was due to the growth in average interest earning assets, primarily loans, of $2.0 billion, or 28%. This increase was partially offset by a decrease in the interest component of yield to 9.96% for the year ended December 31, 2007, from 10.28% for the year ended December 31, 2006. The decrease in the interest component of yield was primarily due to a decrease in our lending spread, partially offset by an increase in short-term interest rates. During the year ended December 31, 2007, our commercial finance spread to average one-month LIBOR was 4.71% compared to 5.19% for the year ended December 31, 2006. This decrease in lending spread reflects overall trends in financial markets, the increase in competition in our markets, as well as the changing mix of our commercial finance portfolio as we continue to pursue the expanded opportunities afforded to us by our REIT election. As a REIT, we were able to make the same, or better, after tax return on loans with a lower interest rate than on loans with a higher interest rate held prior to becoming a REIT. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off and modifications of interest rates on existing loans.

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

Net Finance Margin

Net finance margin, defined as net investment income, which includes interest and fee income less interest expense, divided by average income earning assets, was 6.54% for the year ended December 31, 2007, a decrease of 135 basis points from 7.89% the year ended December 31, 2006. The decrease in net finance margin was primarily due to the increase in interest expense resulting from higher leverage, a higher cost of funds, and a decrease in yield on total income earning assets. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 5.40% for the year ended December 31, 2007, a decrease of 110 basis points from 6.50% for the year ended December 31, 2006. Gross yield is the sum of interest and fee income divided by our average income earning assets. The decrease in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in our Commercial Banking segment for the years ended December 31, 2007 and 2006, were as follows:

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

Other Income (Expense)

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

Healthcare Net Lease Segment

Our Healthcare Net Lease segment operating results for the year ended December 31, 2007, compared to the year ended December 31, 2006, were as follows:

	Year Ended December 31,
	2007	2006	$ Change	% Change
	($ in thousands)

Operating lease income	$97,013	$30,742	$66,271	216%
Interest expense	41,047	11,176	29,871	267
Depreciation of direct real estate investments	32,004	11,468	20,536	179
Operating expenses	9,437	2,891	6,546	226
Other income (expense)(1)	993	(2,497)	3,490	140
Noncontrolling interests expense	5,975	5,517	458	8
Net income (loss)	9,543	(2,807)	12,350	440

(1)	Includes interest income.

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

Net Finance Margin

Net finance margin, defined as net investment income, which includes interest and operating lease income less interest expense, divided by average income earning assets, was 5.84% for the year ended December 31, 2007, a decrease of 142 basis points from 7.26% for the year ended December 31, 2006. Net finance spreads were 3.36% and 5.73%, respectively, for the years ended December 31, 2007 and 2006. Net finance spread is the difference between yield on interest earning assets and the cost of our interest bearing liabilities. The decrease in net finance spread is attributable to the changes in its components as described above.

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

Other (Expense) Income

The net loss was attributable to net realized and unrealized losses on derivative instruments related to our residential mortgage investments of $79.6 million and other-than-temporary declines in the fair value of our Non-Agency RMBS of $30.4 million. These losses were partially offset by net unrealized gains on our Agency RMBS of $34.9 million. The value of Agency RMBS relative to risk-free investments was impacted during the year ended December 31, 2007 by the broad credit market disruption.

Financial Condition

Commercial Banking Segment

Commercial Banking Portfolio Composition

The composition of our Commercial Banking segment portfolio as of December 31, 2008 and 2007, was as follows:

	December 31,
	2008	2007
	($ in thousands)

Marketable securities, available-for-sale	$642,714	$—
Commercial real estate “A” Participation Interest, net(1)	1,400,333	—
Commercial loans(1)(2)	9,494,873	9,867,737
Investments	178,595	227,128

Total	$11,716,515	$10,094,865

(1)	Includes related interest receivable.

(2)	Includes loans held for sale.

Marketable Securities, available-for-sale

As of December 31, 2008, we owned $642.7 million in marketable securities, available-for-sale. Included in these marketable securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and Federal Home Loan Bank (“FHLB”) (‘‘Agency Discount Notes”), callable notes issued by Fannie Mae, Freddie Mac, FHLB and Federal Farm Credit Bank (“Agency Callable Notes”), bonds issued by the FHLB (“Agency Debt”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”) and a corporate debt security issued by Wells Fargo & Company and guaranteed by the FDIC (“Corporate Debt”). With the exception of the Corporate Debt, CapitalSource Bank pledged all of the marketable securities, available-for-sale, to the FHLB of San Francisco as a source of contingent borrowing capacity as of December 31, 2008. For further information on our marketable securities, available-for-sale, see Note 8, Marketable Securities and Investments, in the accompanying audited consolidated financial statements for the year ended December 31, 2008.

Commercial Real Estate “A” Participation Interest

On July 25, 2008, we acquired the “A” Participation Interest, which at the date of acquisition was a $1.9 billion interest in a $4.8 billion pool of commercial real estate loans. On the date of acquisition, we recorded the “A” Participation Interest at its estimated fair value of $1.8 billion, a $63.1 million discount to the underlying principal balance of the instrument. As of December 31, 2008, the “A” Participation Interest had an outstanding balance of $1.4 billion, net of discount. For further information on the “A” Participation Interest, see Note 7, Commercial Lending Assets and Credit Quality, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Commercial Portfolio

As of December 31, 2008 and 2007, our total commercial portfolio had outstanding balances of $10.9 billion and $9.9 billion, respectively. Included in these amounts were the “A” Participation Interest, loans held for sale, and $93.3 million and $56.3 million of related interest receivable (collectively, “Commercial Lending Assets”) as of December 31, 2008 and 2007, respectively.

Commercial Loan Composition

Our total commercial loan portfolio reflected in the portfolio statistics below includes loans held for sale, and $89.6 million and $56.3 million of related interest receivable, as of December 31, 2008 and 2007, respectively, and excludes the “A” Participation Interest. The composition of our commercial loan portfolio by loan type and by commercial lending business as of December 31, 2008 and 2007, were as follows:

	December 31,
	2008		2007
	($ in thousands)

Composition of commercial loan portfolio by loan type:
Senior secured loans(1)	$5,640,559	59%	$5,695,167	58%
First mortgage loans(1)	2,723,862	29	2,995,048	30
Subordinate loans	1,130,452	12	1,177,522	12

Total	$9,494,873	100%	$9,867,737	100%

Composition of commercial loan portfolio by business:
Corporate Finance	$2,659,038	28%	$2,979,241	30%
Healthcare and Specialty Finance	2,998,747	32	2,934,666	30
Structured Finance	3,837,088	40	3,953,830	40

Total	$9,494,873	100%	$9,867,737	100%

(1)	Includes Term B loans.

We may have more than one loan to a client and its related entities. For purposes of determining the portfolio statistics in this section, we count each loan or client separately and do not aggregate loans to related entities. The number of loans, average loan size, number of clients and average loan size per client by commercial lending business as of December 31, 2008, were as follows:

				Average Loan
	Number	Average	Number of	Size per
	of Loans	Loan Size	Clients	Client
	($ in thousands)

Composition of commercial loan portfolio by business:
Corporate Finance	491	$5,416	246	$10,809
Healthcare and Specialty Finance	370	8,105	257	11,668
Structured Finance	211	18,185	176	21,802

Overall commercial loan portfolio	1,072	8,857	679	13,984

The scheduled maturities of our commercial loan portfolio by loan type as of December 31, 2008, were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Scheduled maturities by loan type:
Senior secured loans(1)	$676,264	$4,618,278	$346,017	$5,640,559
First mortgage loans(1)	1,214,760	1,409,338	99,764	2,723,862
Subordinate loans	27,054	647,612	455,786	1,130,452

Total	$1,918,078	$6,675,228	$901,567	$9,494,873

(1)	Includes Term B loans.

The dollar amounts of all fixed-rate and adjustable-rate commercial loans by loan type as of December 31, 2008, were as follows:

	Adjustable	Fixed
	Rates	Rates	Total
	($ in thousands)

Composition of loan portfolio by loan type:
Senior secured loans(1)	$5,607,838	$32,721	$5,640,559
First mortgage loans(1)	2,461,201	262,662	2,723,862
Subordinate loans	1,012,716	117,736	1,130,452

Total	$9,081,755	$413,119	$9,494,873

Percentage of total loan portfolio	96%	4%	100%

(1)	Includes Term B loans.

Credit Quality and Allowance for Loan Losses

As of December 31, 2008 and 2007, the principal balances of loans contractually delinquent, non-accrual loans and impaired loans in our commercial banking portfolio were as follows:

	December 31,
Commercial Loan Asset Classification	2008	2007
	($ in thousands)

Loans 30-89 days contractually delinquent	$299,322	$83,511
Loans 90 or more days contractually delinquent	141,104	58,411
Non-accrual loans(1)	439,547	170,522
Impaired loans(2)	692,278	318,945

(1)	Includes commercial loans with aggregate principal balances of $145.2 million and $55.5 million as of December 31, 2008 and December 31, 2007, respectively, which were also classified as loans 30 or more days contractually delinquent. Includes non-performing loans classified as held for sale that have an aggregate principal balance of $14.5 million as of December 31, 2008. As of December 31, 2007, there were no non performing loans classified as held for sale that were place on non-accrual status.

(2)	Includes commercial loans with aggregate principal balances of $247.6 million and $55.5 million as of December 31, 2008 and December 31, 2007, respectively, which were also classified as loans 30 or more days contractually delinquent, and commercial loans with aggregate principal balances of $423.4 million and $170.5 million as of December 31, 2008 and December 31, 2007, respectively, which were also classified as loans on non-accrual status. The carrying values of impaired commercial loans were $683.1 million and $311.6 million as of December 31, 2008 and 2007, respectively, prior to the application of allocated reserves.

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

As of December 31, 2008, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

During the year ended December 31, 2008, commercial loans with an aggregate carrying value of $589.1 million, as of their respective restructuring dates, were involved in troubled debt restructurings, as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of December 31, 2008, commercial loans with an aggregate carrying value of $381.4 million were involved in troubled debt restructurings. Additionally, under SFAS No. 114, loans involved in troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring assuming the loan performs under the restructured terms. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $48.0 million as of December 31, 2008. For the year ended December 31, 2007, commercial loans with an aggregate carrying value of $235.5 million as of their respective restructuring dates, were involved in troubled debt restructurings. As of December 31, 2007, commercial loans with an aggregate carrying value of $263.9 million were involved in troubled debt restructurings. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $23.1 million as of December 31, 2007.

We have provided an allowance for loan losses to cover estimated losses inherent in our commercial loan portfolio. Our allowance for loan losses was $423.8 million and $138.9 million as of December 31, 2008 and December 31, 2007, respectively. These amounts equate to 4.51% and 1.41% of gross loans as of December 31, 2008 and 2007, respectively. Of our total allowance for loan losses as of December 31, 2008 and 2007, $87.4 million and $27.4 million, respectively, were allocated to impaired loans. As of December 31, 2008 and 2007, we had $333.0 million and $199.2 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal and interest amounts due. During the years ended December 31, 2008 and 2007, we charged off loans totaling $292.6 million and $57.5 million, respectively. Net charge offs as a percentage of average loans were 3.11% and 0.64% for the year ended December 31, 2008 and 2007, respectively.

Investments

We have made investments in some of our borrowers in connection with the loans provided to them. These investments usually comprised equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests, and warrants, but sometimes were in the form of subordinated debt if that is the form in which the equity sponsor made its investment.

As of December 31, 2008 and 2007, the carrying values of our investments in our Commercial Banking segment were $178.6 million and $227.1 million, respectively. Included in these balances were investments carried at fair value totaling $41.1 million and $27.9 million, respectively.

Healthcare Net Lease Segment

Direct Real Estate Investments

We own real estate for long-term investment purposes. These real estate investments are generally long-term care facilities leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of each of December 31, 2008 and 2007, we had $1.0 billion in direct real estate investments, which consisted primarily of land and buildings.

Residential Mortgage Investment Segment

Portfolio Composition

We directly own residential mortgage investments and as of December 31, 2008 and 2007, our portfolio of residential mortgage investments was as follows:

	December 31,
	2008	2007
	($ in thousands)

Mortgage-related receivables(1)	$1,801,535	$2,033,296
Residential mortgage-backed securities:
Agency(2)	1,489,291	4,030,180
Non-Agency(2)	377	4,517

Total	$3,291,203	$6,067,993

(1)	Represents secured receivables that are backed by adjustable-rate residential prime mortgage loans.

(2)	See following paragraph for a description of these securities.

While we were a REIT, we invested in RMBS, which are securities collateralized by residential mortgage loans. Agency RMBS are mortgage-backed securities issued and guaranteed by Fannie Mae or Freddie Mac. Non-Agency RMBS are RMBS issued by non-government sponsored entities that are credit-enhanced through the use of subordination or in other ways that are inherent in a corresponding securitization transaction. Substantially all of our RMBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency RMBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying audited consolidated balance sheets. We account for our Non-Agency RMBS as debt securities that are classified as available-for-sale and included in investments on our accompanying audited consolidated balance sheets. The coupons on the loans underlying RMBS are fixed for stipulated periods of time and then reset annually thereafter. The weighted average net coupon of Agency RMBS in our portfolio was 5.01% as of December 31, 2008, and the weighted average reset date for the portfolio was approximately 25 months. The weighted average net coupon of Non-Agency RMBS in our portfolio was 3.73% as of December 31, 2008. The fair values of our Agency RMBS and Non-Agency RMBS, including accrued interest, were $1.5 billion and $0.4 million, respectively, as of December 31, 2008. During the first quarter of 2009, we sold all of our Agency RMBS and we intend to merge the remaining assets currently in this segment into our Commercial Banking segment in 2009.

As of December 31, 2008, we had $1.8 billion in mortgage-related receivables secured by prime residential mortgage loans. As of December 31, 2008, the weighted average interest rate on these receivables was 5.36%, and the weighted average contractual maturity was approximately 27 years. See further discussion on our accounting treatment of mortgage-related receivables in Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

During the year ended December 31, 2008, the carrying value of certain of our residential mortgage investments decreased by 3.1% as the market dislocation impacted the pricing relationship between mortgage assets (including Agency RMBS that we own) and lower risk fixed income securities. Our investment strategy explicitly contemplated the potential for upward and downward shifts in the carrying value of the portfolio, including shifts of the magnitude that we saw during 2008. During 2008, volatility in the residential mortgage market increased. To reduce our exposure to this market volatility, during the year ended December 31, 2008, we sold Agency RMBS with a face value of $2.1 billion, realizing a gain of $21.4 million as a component of (loss) gain on residential mortgage investment portfolio in the accompanying audited consolidated statements of income.

Credit Quality and Allowance for Loan Losses

As of December 31, 2008 and 2007, mortgage-related receivables, whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure and foreclosed were as follows:

	December 31
	2008		2007
	($ in thousands)

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or in the process of foreclosure(1)	$51,348		$14,751
Percentage of mortgage-related receivables	2.82	%(2)	0.72%

(1)	Mortgage loans 90 or more days past due are also placed on non-accrual status.

(2)	By comparison, in its December 2008 Monthly Summary Reports, which reflected up to November 2008 performance, Fannie Mae reported single-family delinquency (“SDQ”) rate of 2.13%. The SDQ rates are based on loans 90 days or more delinquent or in foreclosure as of period end. Freddie Mac reported a SDQ rate of 1.78% in its December 2008 Monthly Summary Report, which reflected up to December 2008 performance, The SDQ rate from Freddie Mac includes loans underlying their structured transactions. The comparable December 2008 statistic for mortgage-related receivables was 3.02%.

During the year ended December 31, 2008, the carrying value of foreclosed assets increased by $4.5 million from the year ended December 31, 2007. As of December 31, 2008 and 2007, the carrying values of the foreclosed assets were $7.3 and $2.8 million, respectively.

In connection with recognized mortgage-related receivables, we recorded provisions for loan losses of $16.2 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, we charged off $7.6 million, net of recoveries, of these mortgage-related receivables. No such amounts were charged off during the year ended December 31, 2007. The allowance for loan losses was $9.3 million and $0.8 million as of December 31, 2008 and 2007, respectively, and was recorded in the accompanying audited consolidated balance sheets as a reduction to the carrying value of mortgage-related receivables.

Financing

We have financed our investments in Agency RMBS and FHLB discount notes primarily through repurchase agreements. As of December 31, 2008 and 2007, the aggregate amounts outstanding under such repurchase agreements were $1.6 billion and $3.9 billion, respectively. As of December 31, 2008 and 2007, these repurchase agreements had weighted average borrowing rates of 2.55% and 5.12%, respectively, and weighted average remaining maturities of 0.4 month and 2.5 months, respectively.

Our investments in residential mortgage-related receivables were financed primarily through debt issued in connection with securitization transactions. As of December 31, 2008 and 2007, the total outstanding balance of these debt obligations was $1.7 billion and $2.0 billion, respectively. The interest rates on all classes of the notes within each securitization are fixed for various periods of time and then reset annually thereafter, with a weighted average interest rate of 4.93% and 4.94% as of December 31, 2008 and 2007, respectively. The notes within each securitization are expected to mature at various dates through 2036.

The interest rates on our repurchase agreements, securitization-based debt and other financings may change at different times and in different magnitudes than the interest rates earned on our residential mortgage investments. See Market Risk Management below for a discussion of our interest rate risk management program related to our residential mortgage investment portfolio.

Liquidity and Capital Resources

Liquidity is a measure of our sources of funds available to meet our obligations as they arise. We require cash to fund new and existing commercial loan commitments, repay indebtedness, make new investments, fund net deposit outflows and pay expenses related to general business operations. Our sources of liquidity are cash and cash equivalents, new borrowings and deposits, proceeds from asset sales (including sales of loans and loan participations), principal, interest and lease payments and additional equity and debt financing. As a de novo bank, CapitalSource Bank is prohibited from paying dividends during its first three years of operations without consent from our regulators. Prior to July 2011, we do not anticipate that dividends from CapitalSource Bank will provide any liquidity to fund the operations of the Parent Company. Consequently, we separately manage the liquidity of CapitalSource Bank and the Parent Company.

Our liquidity forecasts indicate that we have adequate liquidity to conduct our business. These forecasts are based on our business plans for the Parent Company and CapitalSource Bank and assumptions related to expected cash inflows and outflows that we believe are reasonable; however, we cannot assure you that our forecasts or assumptions will prove to be accurate, particularly in the current volatile environment. Some of our liquidity sources such as cash, deposits, borrowings on existing facilities and net cash from operations are generally available on an immediate basis. Other sources of liquidity, such as proceeds from asset sales and the ability to generate additional liquidity through new equity or debt financings, are less certain and less immediate, and are dependent on and subject to market and economic conditions and the willingness of counterparties to enter into new lending, sale or investment transactions with us. Accordingly, these sources of additional liquidity may not be sufficient or accessible quickly enough to meet our needs. We cannot assure you that we will have access to any of these additional liquidity sources.

Unless otherwise specified, the figures presented in the following paragraphs are based on current forecasts and take into account activity since December 31, 2008. The information contained in this section should be read in conjunction with, and is subject to and qualified by, the information set forth under Item 1A, Risk Factors, and the Cautionary Note Regarding Forward Looking Statements in this Annual Report on Form 10-K.

CapitalSource Bank Liquidity Forecast — Our liquidity forecast is based on our business plan to make all new commercial loans through CapitalSource Bank for the foreseeable future, and our expectations regarding the net growth in the commercial loan portfolio at CapitalSource Bank and the repayment of the “A” Participation Interest. We intend to maintain sufficient liquidity at CapitalSource Bank through cash, investments in marketable securities, deposits and access to other funding sources to fund commercial loan commitments and operations as well as to maintain minimum ratios required by our regulators. CapitalSource Bank is well-capitalized, and we do not expect CapitalSource Bank will need either additional capital investments from us or to access external sources of financing (including the Capital Assistance Program, the Capital Purchase Program or other similar government programs) to meet its business plan. CapitalSource Bank, however, may access external sources of financing if available on favorable terms or desirable for other corporate purposes, such as managing interest rate risk.

CapitalSource Bank uses its liquidity to fund new commercial loans and investments, to fund commitments on existing commercial loans fund net deposit outflows and to pay operating expenses, including, without limitation, intercompany payments to the Parent Company for origination and other services performed on its behalf. CapitalSource Bank operates in accordance with the conditions imposed by its regulators in connection with regulatory approvals obtained upon its formation. These approvals include, among others, requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well-capitalized” under relevant banking regulations, and a ratio of tangible equity to tangible assets of not less than 10% for its first three years of operations. In addition, we have a policy to maintain 10% of CapitalSource Bank’s assets in cash, cash equivalents and marketable securities.

CapitalSource Bank’s primary source of liquidity is deposits, substantially all of which are in the form of certificates of deposit (“CDs”). We expect CapitalSource Bank to continue to generate sufficient deposits to meet its liquidity needs, including, as necessary, replacing maturing deposits and outflows on demand deposits. At December 31, 2008, deposits at CapitalSource Bank were $5.0 billion, which is approximately 60.0% of the historical peak deposit levels of the branches before we acquired them. We believe we will be able to maintain a sufficient level of deposits to fund CapitalSource Bank.

Additional sources of liquidity for CapitalSource Bank include cash flows from operations, payments of principal and interest from loans and the “A” Participation Interest, cash equivalents and marketable securities, borrowings from the FHLB–San Francisco and reverse repurchase transactions. We expect regular payments with respect to the “A” Participation Interest during 2009, and that the “A” Participation Interest will be paid in full in 2010. Cash receipts from these sources may reduce our need to maintain or increase deposits at CapitalSource Bank.

As of December 31, 2008, CapitalSource Bank had approximately $1.2 billion of cash and cash equivalents and owned $642.7 million in readily marketable securities. As of December 31, 2008, the amount of CapitalSource Bank’s unfunded commitments to extend credit with respect to existing loans was $777.8 million. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace. We anticipate that CapitalSource Bank will have sufficient liquidity to satisfy these unfunded commitments.

Parent Company Liquidity Forecast — Given the current dislocation in the capital markets, managing the Parent Company’s liquidity has become increasingly challenging. In prior periods, we maintained a higher level of cash and available liquidity under our credit facilities and were able to access the capital markets as an additional source of funds for the Parent Company. In the current economic environment, the lack of liquidity in the capital markets means that we have very limited access to formerly available funding sources, and, consequently, our liquidity is lower than in prior periods. The Parent Company’s need for liquidity, however, is less than in prior periods because our business plan is to make all new commercial loans through CapitalSource Bank for the foreseeable future, and it is our expectation that the balances of our existing loan portfolio and other assets held in the Parent Company will be stable and run off over time. In addition, based on existing and expected market conditions, we currently do not anticipate paying dividends on our common stock at historical levels.

The Parent Company has an existing portfolio of commercial loans and other assets such as our mortgage-related receivables and our direct real estate investments. We intend to generate adequate liquidity at the Parent Company to cover our estimated funding obligations for commitments under existing commercial loans, to repay recourse indebtedness due in 2009, and to pay operating expenses.

We anticipate generating some of this liquidity by utilizing means we have not regularly used in the past, including sales of loans, loan participations, real estate investments and real estate owned. These sale activities are dependent on and subject to market and economic conditions and willing and able buyers entering into transactions with us and, therefore, are highly speculative. Furthermore, due to current market conditions, if we are able to consummate any asset sales we expect them to be at prices discounted to our current carrying value. In some instances, proceeds from some of these activities are required to be used to make mandatory repayments on some of our indebtedness.

Sources of liquidity for the Parent Company that we expect to be available include cash flows from operations, including, without limitation, principal, interest and lease payments; new borrowings under our credit facilities; loan sales to our 2006-A term debt securitization; long-term financing of direct real estate investments through the U.S. Department of Housing and Urban Development (“HUD”) and other mortgage debt; asset sales; and tax refunds. In the past we relied on consummating term debt transactions and our secured credit facilities to generate liquidity, but we do not expect these sources to be available to us for the foreseeable future.

Our current forecast of significant cash outflows for the Parent Company includes an aggregate of $295.0 million scheduled stepdown payments during the remainder of 2009 under our $995.0 million syndicated bank credit facility, $118.5 million in March 2009 to repurchase, as required, our outstanding convertible debentures due 2034, funding of unfunded commitments on existing commercial loans, and mandatory repayments on our indebtedness resulting from some asset sales.

As of December 31, 2008, the amount of the Parent Company’s unfunded commitments to extend credit with respect to existing loans exceeded unused funding sources and unrestricted cash by $1.4 billion, an increase of $589.1 million, or 72 % from December 31, 2007. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. We expect that these unfunded commitments will continue to indefinitely exceed the Parent Company’s available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace.

In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with all provisions of the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In many other cases, however, there are no such prerequisites to future fundings by us and our clients may draw on these unfunded commitments at any time. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases pursuant to intercompany agreements to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion. In addition, in some cases we may be able to borrow additional amounts under our secured credit facilities as we fund these unfunded commitments.

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. We do not expect that our Parent Company will be required to fund amounts to CapitalSource Bank. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of December 31, 2008, this facility was undrawn, and we do not expect that it will be drawn in 2009, but there cannot be any assurance that the FDIC will not require funding under this facility in the future.

We have continued to experience negative effects from the global economic recession and credit market disruption in the form of reduced commitments on our credit facilities, lower leverage and higher cost of funds on borrowings as measured by the spread to one-month LIBOR. Some of these negative effects were partially offset in 2008 through the sale by the Parent Company to CapitalSource Bank of $2.2 billion of loans, and the Parent Company’s use of the proceeds from such sales to significantly reduce indebtedness and commitments on our credit facilities. We currently do not expect to obtain additional term securitization debt to finance our loans.

We are currently in discussions with our credit facility lenders to restructure our credit facilities to extend maturities and gain funding efficiencies. If successful, we expect to see higher borrowing costs, potentially reduced committed capacity levels and/or lower advance rates on our secured credit facilities. We seek to complete a restructuring with our lenders during the second quarter of 2009, but we cannot assure you that we will successfully restructure these facilities on favorable terms or at all.

Cash and Cash Equivalents

As of December 31, 2008 and 2007, we had $1.3 billion and $0.2 billion, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments.

We had $419.4 million and $513.8 million of restricted cash as of December 31, 2008 and 2007, respectively. The restricted cash consists primarily of principal and interest collections on loans collateralizing our term debt and on loans pledged to our credit facilities other than our syndicated bank credit facility and securities pledged as collateral to secure our repurchase agreements and related derivatives. Restricted cash also includes client holdbacks and escrows. Principal repayments, interest rate swap payments, interest payable and servicing fees are deducted from the monthly principal and interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Deposits

We completed the formation of CapitalSource Bank on July 25, 2008, which included the assumption of approximately $5.2 billion in deposits from FIL. Deposits gathered through 22 retail bank branches are the primary source of funding for CapitalSource Bank, although CapitalSource Bank may have other sources of liquidity as outlined above. As of December 31, 2008, we had deposits totaling $5.0 billion. For additional information about our deposits, see Note 12, Deposits, in our accompanying consolidated financial statements for the year ended December 31, 2008.

Borrowings

As of December 31, 2008 and 2007, we had outstanding borrowings totaling $9.9 billion and $15.0 billion, respectively, under our repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt. For a detailed discussion of our borrowings, see Note 13, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Our maximum facility amounts, amounts outstanding and unused capacity, subject to certain minimum equity requirements and other covenants and conditions, as of December 31, 2008, were as follows:

	Maximum
	Facility	Amount	Unused
Funding Source	Amount	Outstanding	Capacity(1)
	($ in thousands)

Repurchase agreements	$1,595,750	$1,595,750	$—
Credit facilities(2)	2,639,870	1,445,062	1,194,808
Term debt	5,432,348	5,338,456	93,892
Other borrowings	1,560,224	1,560,224	—

Total	$11,228,192	$9,939,492	$1,288,700

(1)	Excludes issued and outstanding letters of credit totaling $52.5 million as of December 31, 2008.

(2)	As of February 25, 2009, we had an aggregate maximum facility amount of $1.8 billion and an aggregate of $434.0 million of unused capacity. We cannot borrow this unused capacity under these facilities without pledging additional eligible collateral. We have limited available collateral to pledge to use this unused capacity. However, such unused capacity may become available to us to the extent we have additional eligible collateral in the future.

As of December 31, 2008, approximately 88% of our debt was secured by our assets and approximately 12% was unsecured. We intend to maintain prudent levels of leverage and currently expect our debt-to-equity ratio on the combined portfolios of our Commercial Banking segment and Healthcare Net Lease segment to remain below 4x.

Repurchase Agreements

As of December 31, 2008, we had borrowings outstanding under five master repurchase agreements with various financial institutions financing our purchases of RMBS and FHLB discount notes. As of December 31, 2008 and 2007, the aggregate amounts outstanding under such repurchase agreements were $1.6 billion and $3.9 billion, respectively. As of December 31, 2008 and 2007, these repurchase agreements had weighted average borrowing rates of 2.55% and 5.12%, respectively, and weighted average remaining maturities of 0.4 month and 2.5 months, respectively. The terms of most of our borrowings pursuant to these repurchase agreements typically reset every 30 days. As of December 31, 2008 and 2007, these repurchase agreements were collateralized by Agency RMBS and FHLB discount notes with a fair value of $1.7 billion and $4.1 billion, respectively, including accrued interest, and cash deposits of $10.6 million and $29.2 million, respectively, made to cover margin calls. As of February 25, 2009, we had repaid all outstanding amounts under our repurchase agreements.

Credit Facilities

Our committed credit facility amounts were $2.6 billion and $5.6 billion as of December 31, 2008 and 2007, respectively. As of December 31, 2008, we had six secured credit facilities with a total of 23 financial institutions. Interest on our credit facility borrowings is charged at variable rates that may be based on one or more of one-month LIBOR, one-month EURIBOR or the applicable CP rate. We use these facilities to fund assets and for general corporate purposes. Until 2007, we financed many of our assets in our secured credit facilities until we completed term debt transactions in which we securitized pools of our assets from these facilities. We primarily have used the proceeds from our term debt transactions to pay down our credit facilities, which resulted in increased capacity to redraw on them as needed. Through 2008, the term debt markets in which we securitized our loan assets were inaccessible and we retained loan assets in our credit facilities or sold them to CapitalSource Bank. We expect the term debt securitization markets to remain inaccessible throughout 2009 and possibly beyond.

As of December 31, 2008, our credit facilities’ commitments, principal amounts outstanding and maturity dates were as follows:

	Committed		Principal
	Capacity		Outstanding
	($ in thousands)

CS III secured credit facility scheduled to mature April 29, 2009	$150,000	(1)	$74,000
CS Europe secured credit facility scheduled to mature September 23, 2009	279,420	(2)	165,949
CS VII secured credit facility scheduled to mature March 31, 2010	285,000	(3)	176,600
Syndicated bank secured credit facility scheduled to mature March 13, 2010	1,070,000	(4)	972,463
CSE QRS Funding I secured credit facility scheduled to mature April 24, 2010	815,000	(3)(5)	15,600
CS VIII secured credit facility scheduled to mature July 19, 2010	40,450		40,450

Total	$2,639,870		$1,445,062

(1)	In February 2009, we reduced the committed capacity to $100.0 million.

(2)	In February 2009, we reduced the committed capacity to €125.0 million. For the table above, the committed capacity of €200.0 million is converted into US dollars at the prevailing spot rate as of December 31, 2008.

(3)	On termination or maturity, amounts due under the credit facility may, in the absence of a default, be repaid from proceeds from amortization of the collateral pool. The maturity date stated in the table above assumes utilization of a one-year amortization period from the termination date.

(4)	As of February 25, 2009, we reduced the committed capacity to $995.0 million.

(5)	In February 2009, we reduced the committed capacity to $250.0 million

In December 2008, we modified the terms of our $1.07 billion unsecured credit facility to collateralize it with substantially all of the Parent Company’s previously unencumbered assets, including loan assets, healthcare net lease properties, owned and purchased tranches of our term securitizations and our equity interest in CapitalSource Bank. The amendment increased the margin above the applicable reference rate that we must pay on borrowings under the facility by an additional 1.50% to 4.50%. We are required to make mandatory prepayments (which are accompanied by commitment reductions) in $25.0 million increments with a portion of the proceeds of certain specified events, including (A) 75% of the cash proceeds of any unsecured debt issuance by the Parent Company, (B) 25% of the cash proceeds of specified equity issuances, and (C) 75% of any principal repayments on, or the cash proceeds received on the disposition of or the incurrence of secured debt with respect to, assets constituting collateral under the facility. Regardless of any mandatory prepayments, the facility commitments reduce to (1) $1.0 billion on March 31, 2009, (2) $900.0 million on June 30, 2009, and (3) $700.0 million on December 31, 2009. The revised facility also contains customary operating and financial covenants. In January 2009 we made a mandatory reduction in the facility commitment of $25.0 million, and in February 2009 we made a further $50.0 million reduction in the facility commitment, which fulfills the March 31, 2009 amortization requirement one month ahead of schedule. The committed capacity and principal amount outstanding on this facility as of February 25, 2009 were $995.0 million and $937.2 million, respectively.

As of February 25, 2009, our credit facilities’ aggregate committed capacity was $1.8 billion and our aggregate unused capacity totaled $434.0 million. We cannot borrow the unused capacity under these facilities without pledging additional eligible collateral. We have limited available collateral to pledge to use this unused capacity. However, such unused capacity may become available to us to the extent we have additional eligible collateral in the future.

As a member of the FHLB-San Francisco, CapitalSource Bank has financing availability with the FHLB equal to 15% of CapitalSource Bank’s total assets. As of December 31, 2008, the maximum financing under this formula was $915.4 million. Although no advances were outstanding as of December 31, 2008, a letter of credit in the amount of $0.8 million is outstanding under the facility which reduces our availability. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB stock ownership requirement and certain limits regarding the maximum term of debt.

During 2008, we did not enter into any new credit facilities other than the FHLB facility, but we amended various terms of our existing credit facilities. For further information on our credit facilities, see Note 13, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Term Debt

For our Commercial Banking segment, we have raised capital by securitizing pools of assets in permanent, on-balance-sheet term debt securitizations. We did not consummate any term debt securitization transactions in 2008, but did replenish some of our term securitizations with an aggregate of $1.0 billion of loans during 2008. As of December 31, 2008, the outstanding balance of our term debt securitizations was $4.6 billion. For further information on these term debt securitizations, see Note 13, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Owner Trust Term Debt

Within our Residential Mortgage Investment segment, we own beneficial interests in securitization trusts (the “Owner Trust”), which, in 2006, issued $2.4 billion in senior notes and $105.6 million in subordinated notes backed by $2.5 billion of a diversified pool of adjustable rate commercial loans. As of December 31, 2008, the outstanding balance of our Owner Trust term debt was $1.7 billion. For further information on this debt, see Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations, and Note 13, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Convertible Debt

We have raised capital through the issuance of convertible debt. We did not issue any convertible debt in 2008. Since October 2008, we have retired approximately $106.6 million of our convertible debt in exchange for issuances of our common stock. Pursuant to the terms of these debentures, we have commenced a tender offer for up to $118.5 million of our outstanding convertible debentures which is scheduled to close in March 2009. As of December 31, 2008 and February 25, 2009, the outstanding balance of our convertible debt was $715.9 million and $666.1 million, respectively. For further information on our convertible debt, see Note 13, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Subordinated Debt

We have raised junior subordinated capital through the issuance of trust preferred securities. We did not consummate any such transactions in 2008. As of December 31, 2008, the outstanding balance of our subordinated debt was $438.8 million. For further information on our subordinated debt, see Note 13, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Mortgage Debt

For our Healthcare Net Lease segment, we use mortgage loans to finance some of our direct real estate investments. As of December 31, 2008, the outstanding balance of our mortgage debt was $330.3 million. For further information on such mortgage loans, see Note 13, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Other Borrowings

We have incurred other indebtedness in the ordinary course of our lending and investing activities, including a $24.4 million senior loan secured by a property to which we took ownership following the exercise of our remedies, a $27.7 million senior loan that we assumed on the acquisition of a majority equity interest in a property, and four junior subordinated notes totaling $20.0 million that we entered into in connection with our acquisition of a healthcare real estate property portfolio. For further information on such mortgage loans, see Note 13, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Debt Covenants

The Parent Company is required to comply with financial and non-financial covenants under our indebtedness, including, without limitation, with respect to, interest coverage, minimum tangible net worth, leverage, maximum delinquent and charged-off loans and servicing standards. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to, among other things, transfer servicing to another servicer, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness. In addition, under our term debt securitizations, the priority of payments are altered if the notes remain outstanding beyond the stated maturity dates and upon other termination events, in which case we would receive no cash flow from these transactions until the notes senior to our retained interests are retired. A default under our recourse indebtedness could trigger cross-default provisions in our other debt facilities, and a default under some of our non-recourse indebtedness would trigger cross-default provisions in other of our non-recourse debt.

In February 2009, we obtained a waiver of the Consolidated EBITDA to Interest Expense financial covenant for our syndicated bank credit facility for the reporting period ending December 31, 2008. The waiver was obtained to provide certainty that the net loss reported for the quarter ended and the year ended December 31, 2008, after making certain adjustments as provided for in the covenant definition, would not cause an event of default under the facility agreement. Because this covenant was tested on a rolling 12-month basis, we would likely have breached it for the quarter ending March 31, 2009 and other periods in 2009. However, on February 25, 2009, we amended this facility to:

•	modify the Consolidated EBITDA to Interest Expense financial covenant to exclude the period ending December 31, 2008, and to define and measure the covenant differently for future periods, including to:

•	replace the trailing 12-month measurement period with a quarterly measurement;

•	change the way we measure Consolidated EBITDA by including up to $90.0 million of provision for loan losses for the reporting period ending March 31, 2009, and up to $50.0 million for each reporting period thereafter; and

•	set the minimum ratio of Consolidated EBITDA to Interest Expense to 1.50:1.00 for the periods ending March 31, June 30, and September 30, 2009, and 1.75:1.00 for each period thereafter;

•	provide that we only count loans that are delinquent by at least 180 days, subject to an insolvency event or are charged off pursuant to our credit and collection policy when calculating our maximum average portfolio charged-off ratio; and

•	increase the maximum average portfolio charged-off ratios, as follows:

•	for the fiscal quarter ended March 31, 2009, (i) from 8.0% to 8.5%, calculated excluding CapitalSource Bank, and (ii) from 5.0% to 6.5%, calculated including CapitalSource Bank; and

•	for every fiscal quarter thereafter, (i) from 8.0% to 10.0%, when calculated by excluding CapitalSource Bank, and (ii) from 5.0% to 6.5%, calculated including CapitalSource Bank.

During the first quarter of 2009, we obtained waivers of financial covenants to cure or avoid potential events of default and executed amendments with respect to some of our other credit facilities. For further information on these waivers and amendments, see Note 13, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2008. We may need to obtain other waivers and amendments in the future, and there can be no assurance that we will be able to obtain them on favorable terms or at all.

In addition, upon the occurrence of specified servicer defaults, our lenders under our credit facilities and the holders of our asset-backed notes issued in our term debt may elect to terminate us as servicer of the loans under the applicable facility or term debt and appoint a successor servicer or replace us as cash manager for our secured facilities and term debt. If we were terminated as servicer, we would no longer receive our servicing fee. In addition, because there can be no assurance that any successor servicer would be able to service the loans according to our standards, the performance of our loans could be materially adversely affected and our income generated from those loans significantly reduced.

Equity

We offer a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the year ended December 31, 2008, we received $198.1 million related to the direct purchase of 15.4 million shares of our common stock pursuant to the DRIP. We have not sold any shares under the direct purchase features of the DRIP after May 2008. During the year ended December 31, 2007, we received $607.8 million related to the direct purchase of 31.7 million shares of our common stock pursuant to the DRIP. In addition, we received proceeds of $38.7 million related to cash dividends reinvested in 3.6 million shares of our common stock during the year ended December 31, 2008. We received proceeds of $106.7 million related to the cash dividends reinvested for 5.4 million shares of our common stock during the year ended December 31, 2007.

In June 2008, we sold 34.5 million shares of our common stock in an underwritten public offering at a price of $11.00 per share, including the 4.5 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of $365.8 million, which were used to repay borrowings under our secured credit facilities.

In October 2008 and February 2009, we issued 6,224,392 and 19,815,752 shares of our common stock, respectively, in exchange for approximately $45.0 million in aggregate principal amount of our outstanding 1.25% and 1.625% senior and senior subordinated convertible debentures due 2034 and approximately $61.6 million in aggregate principal amount of our outstanding senior subordinated convertible notes due March 2034, respectively. We retired the debentures acquired in these exchanges.

Special Purpose Entities

We use SPEs as an integral part of our funding activities. We commonly service loans that we have transferred to these vehicles. The use of these special purpose entities is generally required in connection with our non-recourse secured debt financings in order to legally isolate from us loans that we transfer to these vehicles if we were to be in bankruptcy.

We also used special purpose entities to facilitate the issuance of collateralized loan obligation transactions that are further described below in Commitments, Guarantees & Contingencies. Additionally, we have purchased beneficial ownership interests in residential mortgage assets that are held by special purpose entities established by third parties.

We evaluate all SPEs with which we are affiliated to determine whether such entities must be consolidated for financial statement purposes. If we determine that such entities represent variable interest entities as defined by FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, (“FIN 46(R)”), we consolidate these entities if we also determine that we are the primary beneficiary of the entity. For special purpose entities for which we determine we are not the primary beneficiary, we account for our economic interests in these entities in accordance with the nature of our investments. As further discussed in Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations, in February 2006, we acquired beneficial interests in two special purpose entities that acquired and securitized pools of residential mortgage loans. In accordance with the provisions of FIN 46(R), we determined that we were the primary beneficiary of these SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. Additionally, and as further discussed in Note 13, Borrowings, the assets and related liabilities of all special purpose entities that we use to issue our term debt are recognized on our accompanying audited consolidated balance sheets as of December 31, 2008 and 2007.

Commitments, Guarantees & Contingencies

As of December 31, 2008 and 2007, we had unfunded commitments to extend credit to our clients of $3.6 billion and $4.7 billion, respectively. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. We expect that these unfunded commitments will continue to indefinitely exceed our Parent Company’s available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with all provisions of the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In many other cases, however, there are no such prerequisites to future fundings by us and our clients may draw on these unfunded commitments at any time. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases pursuant to intercompany agreements to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion. In addition, in some cases we may be able to borrow additional amounts under our secured credit facilities as we fund these unfunded commitments.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next 15 years and contain provisions for certain annual rental escalations. A discussion of these contingencies is included in Note 21, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements. As of December 31, 2008 and 2007, we had issued $183.5 million and $226.4 million, respectively, in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. A discussion of these contingencies is included in Note 21, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

As of December 31, 2008, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. For reasons further discussed in Note 21, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2008, no liability for conditional asset retirement obligations was recorded on our accompanying audited consolidated balance sheet as of December 31, 2008.

We had provided a financial guarantee to a third-party warehouse lender that financed the purchase of approximately $344 million of commercial loans by a special purpose entity to which one of our other wholly owned indirect subsidiaries provided advisory services in connection with such purchases of commercial loans. We had provided the warehouse lender with a limited guarantee under which we agreed to assume a portion of net losses realized in connection with those loans held by the special purpose entity up to a specific loss limit. In May 2008, we paid the third-party warehouse lender $13.3 million in full settlement of this guarantee in connection with our consolidation of the special purpose entity.

In connection with certain securitization transactions and secured financings, we typically make customary representations and warranties regarding the characteristics of the underlying transferred assets and collateral. Prior to any securitization transaction and secured financing, we generally perform due diligence with respect to the assets to be included in the securitization transaction and the collateral to ensure that they satisfy the representations and warranties. In our capacity as originator and servicer in certain securitization transactions and secured financings, we may be required to repurchase or substitute loans which breach a representation and warranty as of their date of transfer to the securitization or financing vehicle.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Contractual Obligations

In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases and we have committed to contribute up to an additional $17.0 million to 18 private equity funds, and $0.8 million to an equity investment. The contractual obligations under our debt are included in the accompanying audited consolidated balance sheet as of December 31, 2008. The expected contractual obligations under our certificates of deposit, debt, operating leases and commitments under non-cancelable contracts as of December 31, 2008, were as follows:

	Certificates of	Repurchase	Credit	Term	Convertible	Subordinated	Mortgage	Notes
	Deposit	Agreements	Facilities(1)	Debt(2)	Debt(3)	Debt(4)	Debt	Payable	Other(5)	Total
	($ in thousands)

2009	$4,256,580	$1,595,750	$239,949	$1,321,460	$174,583	$—	$5,554	$74	$14,425	$7,608,375
2010	16,357	—	1,205,113	1,170,235	—	—	5,960	52,206	14,027	2,463,898
2011	13,985	—	—	796,678	295,056	—	6,393	84	13,196	1,125,392
2012	5,978	—	—	784,546	246,246	—	259,622	89	12,356	1,308,837
2013	204	—	—	272,759	—	—	943	2,776	9,415	286,097
Thereafter	—	—	—	993,292	—	438,799	51,839	20,000	65,870	1,569,800

Total	$4,293,104	$1,595,750	$1,445,062	$5,338,970	$715,885	$438,799	$330,311	$75,229	$129,289	$14,362,399

(1)	The contractual obligations for credit facilities are computed based on the stated maturities of the facilities including amortization periods but not considering optional annual renewals and assume utilization of available term-out features.

(2)	Excludes net unamortized discounts of $0.5 million and is based on contractual amortization schedule of our loans. The underlying loans are subject to prepayment, which could shorten the life of the term debt transactions; conversely, the underlying loans may be amended to extend their term, which may lengthen the life of the term debt transactions. At our option, we may substitute loans for prepaid loans up to specified limitations, which may also impact the life of the term debt transactions. In addition, the contractual obligations for our term debt transactions are computed based on the estimated life of the instrument. The contractual obligations for the Owner Trust term debt are computed based on the estimated lives of the underlying adjustable rate prime residential mortgage whole loans.

(3)	The contractual obligations for convertible debt are computed based on the initial put/call date. The legal maturities of the convertible debt are 2034 and 2037. For further discussion of terms of our convertible debt and factors impacting their maturity see Note 2, Summary of Significant Accounting Policies, and Note 13, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

(4)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.

(5)	Includes operating leases and non-cancelable contracts.

We enter into derivative contracts under which we either receive cash or are required to pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the accompanying audited consolidated balance sheet as of December 31, 2008, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Further discussion of derivative instruments is included in Note 2, Summary of Significant Accounting Policies, and Note 23, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Credit Risk Management

Credit risk is the risk of loss arising from adverse changes in a client’s or counterparty’s ability to meet its financial obligations under agreed-upon terms. Credit risk exists primarily in our lending, leasing and derivative portfolios. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the client, the contractual terms of the agreement and the availability and quality of collateral. We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding with an individual counterparty, by obtaining collateral based on management’s assessment of the client, by applying uniform credit standards maintained for all activities with credit risk.

As appropriate, the CapitalSource Inc. and CapitalSource Bank Credit Committees evaluate and approve credit standards and oversee the credit risk management function related to our commercial loans, direct real estate investments and other investments. Their primary responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring conditions in real estate and other markets having an impact on lending activities, and evaluating and monitoring overall credit risk and by monitoring our client’s financial condition and performance.

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

Residential Mortgage Investment Segment

A significant asset class in our residential mortgage investment portfolio was Agency RMBS. For all Agency RMBS we benefited from a full guarantee from Fannie Mae or Freddie Mac, and looked to this guarantee to mitigate the risk of changes in the credit performance of the mortgage loans underlying the Agency RMBS. However, variation in the level of credit losses could impact the duration of our investments since a credit loss results in the prepayment of the relevant loan by the guarantor. Another significant asset class in our residential mortgage investment portfolio is mortgage-related receivables. With respect to mortgage-related receivables, we are directly exposed to the level of credit losses on the underlying mortgage loans. With respect to Non-Agency RMBS we are exposed to changes in the credit performance of the mortgage loan underlying these assets and the value or performance of our investment was impacted by higher levels of credit losses.

Concentrations of Credit Risk

In our normal course of business, we engage in commercial lending and leasing activities with clients primarily throughout the United States. As of December 31, 2008, the single largest industry concentration was healthcare and social assistance, which made up approximately 18% of our commercial loan portfolio. As of December 31, 2008, the largest geographical concentration was New York, which made up approximately 13% of our commercial loan portfolio. As of December 31, 2008, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 98% of the investments. As of December 31, 2008, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 33% of the investments.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from all counterparties based on terms stipulated in the collateral support annex. We also monitor all exposure and collateral requirements daily on a per counterparty basis. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their derivative positions “net.” As of December 31, 2008 and 2007, the gross positive fair value of our derivative financial instruments were $200.7 million and $82.9 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $166.4 million and $58.0 million as of December 31, 2008 and 2007, respectively. We held $24.2 million of collateral against derivative financial instruments as of December 31, 2008. We held no such amount as of December 31, 2007. Accordingly, our net exposure to derivative counterparty credit risks as of December 31, 2008 and 2007, was $10.1 million and $24.9 million, respectively.

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

The primary market risk to which we are exposed is interest rate risk, which is inherent in the financial instruments associated with our operations, primarily including our loans, residential mortgage investments and borrowings. Our traditional loan products are non-trading positions and are reported at amortized cost. Additionally, debt obligations that we incur to fund our business operations are recorded at historical cost. While GAAP requires a historical cost view of such assets and liabilities, these positions are still subject to changes in economic value based on varying market conditions. Interest rate risk is the effect of changes in the economic value of our loans, and our other interest rate sensitive instruments and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk through the use of various types of derivative instruments. For a detailed discussion of our derivatives, see Note 23, Derivative Instruments, of our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Interest Rate Risk Management — Commercial Banking Segment & Healthcare Net Lease Segment

Interest rate risk in our Commercial Banking and Healthcare Net Lease segments refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our commercial loan portfolio bears interest at a spread to the LIBOR rate or a prime-based rate with almost all of our other loans bearing interest at a fixed rate. The majority of our borrowings bear interest at a spread to LIBOR or CP, with the remainder bearing interest at a fixed rate. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below.

The estimated (decreases) increases in net interest income for a 12-month segment based on changes in the interest rates applied to the combined portfolios of our Commercial Banking segment and Healthcare Net Lease segment as of December 31, 2008, were as follows ($ in thousands):

Rate Change
(Basis Points)

−100	$20,280
−50	17,160
+ 50	(16,080)
+ 100	(30,000)

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed a 70% advance rate on our variable rate borrowings.

Approximately 48.7% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of December 31, 2008. Of the loans with interest rate floors, approximately 99% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with interest rate floors as of December 31, 2008, were as follows:

	Amount	Percentage of
	Outstanding(1)	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Exceeding the interest rate floor	$38,546	0.4%
At the interest rate floor	9,164	0.1
Below the interest rate floor	4,573,750	48.2
Loans with no interest rate floor	4,873,413	51.3

Total	$9,494,873	100.0%

(1)	Includes related interest receivable.

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

We have also entered into relatively short-dated forward exchange agreements to minimize exposure to foreign currency risk arising from foreign currency denominated loans.

Fair Value Measurements

A portion of our financial instruments are accounted for at fair value both on a recurring and nonrecurring basis. Specifically, investments in debt securities that are classified as trading and derivative instruments are periodically adjusted to fair value on a recurring basis through earnings. Investments in debt and equity securities that are classified as available-for-sale are adjusted to fair value on a recurring basis through accumulated other comprehensive income, to the extent the losses are not considered other-than-temporary. In addition, we may be required from time to time to measure certain of our assets at fair value on a nonrecurring basis Loans held for sale are recorded at the lower of carrying value or fair value. We use the fair value of collateral method to assess fair value for certain of our commercial loans held for investment for purposes of establishing a specific reserve against those assets. The fair value of equity investments is estimated for purposes of assessing and measuring such assets for impairment purposes.

As discussed in Critical Accounting Estimates below, we follow the guidance in SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) in determining the fair value of our financial instruments accounted for at fair value on a recurring and nonrecurring basis. Accordingly, we classify each of these financial instruments within Level 1, Level 2 or Level 3 of the fair value hierarchy of SFAS No. 157. As of December 31, 2008, 12.92% of total assets and 2.20% of total liabilities consisted of financial instruments recorded at fair value on a recurring basis. Of these financial assets carried at fair value, $2.3 billion (12.70% of total assets) were classified as Level 2 while $41.3 million (0.22% of total assets) were classified as Level 3 as of December 31, 2008. From a liability perspective, $342.8 million (2.20% of total liabilities) were classified as Level 2 while no liabilities were classified as Level 3 as of December 31, 2008. As of December 31, 2008, we had no financial assets or liabilities classified as Level 1 within the fair value hierarchy.

Fair Values of Level 1 or Level 2 Financial Instruments

Financial instruments that are actively traded in the marketplace or that have values based on readily available market value data require little, if any, subjectivity to be applied when determining the instrument’s fair value. These investments are classified as either Level 1 or Level 2 within the SFAS No. 157 hierarchy. Whether a financial instrument is classified as Level 1 or Level 2 depends largely on its similarity with other financial instruments in the marketplace and our ability to obtain corroborative data regarding whether the market in which the financial instrument trades is active.

Our largest portfolio of financial instruments carried at Level 2 is our Agency RMBS portfolio. Other Level 2 financial instruments recorded at fair value on a recurring basis include our marketable securities, equity securities in public companies and our over-the-counter traded derivatives. In addition, our loans held for sale are recorded at fair value on a nonrecurring basis and are classified as Level 2 when fair values are determined through actual market transactions. Below is a discussion of the valuation methods and assumptions we use to estimate the fair value of our significant financial assets and liabilities classified as Level 2 within the fair value hierarchy.

Marketable Securities

Marketable securities consist of Agency Discount Notes, Agency Callable Notes, Agency Debt, Agency MBS and Corporate Debt that are carried at fair value on a recurring basis and classified as available-for-sale securities. The securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using the quoted market prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. The prices we receive from external market participants are not adjusted as we believe that these prices represent the best estimate of fair value. Fair values obtained from pricing services are validated on a monthly basis by comparing them to fair values obtained from the independent asset custodian.

Residential Mortgage-Backed Securities

Our Agency RMBS include mortgage-backed securities issued and guaranteed by Fannie Mae or Freddie Mac. These securities are carried at fair value on a recurring basis and classified as trading securities. The securities are valued using quoted prices from external market participants, including pricing services. The prices we receive from external market participants are not adjusted as we believe that these prices represent the best estimate of fair value. We validate pricing information received from external market participants by obtaining independent, non-binding broker quotes from third parties, comparing the implied option adjusted spread (“OAS”) to the OAS for closely comparable securities with an available market price and reviewing actual sale activity occurring subsequent to the pricing date. During the first quarter of 2009, we sold our remaining Agency RMBS with a fair value of $1.5 billion for a gain of $28.0 million.

Derivative Assets and Liabilities

Derivatives are carried at fair value on a recurring basis and primarily relate to interest rate swaps, caps, floors, basis swaps and forward exchange contracts which we enter into to manage interest rate risk and foreign exchange risk. Our derivatives are principally traded in over-the-counter markets where quoted market prices are not readily available. Instead, derivatives are measured using market observable inputs such as interest rate yield curves, volatilities and basis spreads. We also consider counterparty credit risk in valuing our derivatives. As discussed in more detail in Credit Risk Management above, we manage counterparty credit risk by obtaining collateral from counterparties and monitoring exposure and collateral requirements on a daily basis. We do not believe counterparty credit risk is a significant risk with our derivatives as a result of the collateral requirements in place in these contracts.

Fair Values of Level 3 Financial Instruments

When observable market prices and data do not exist, significant management judgment is necessary to estimate fair value. In those cases, small changes in assumptions could result in significant changes in valuation. Due to the unavailability of observable inputs for our Level 3 assets, management assumptions used in the valuation models play a significant role in these fair value estimates. In times of severe market volatility and illiquidity, there may be more uncertainty and variability with lack of market data to use in the valuation process. An illiquid market is one in which little or no observable activity has occurred or one that lacks willing buyers. To factor in market illiquidity, management makes adjustments to certain inputs in the valuation models and makes other assumptions to ensure fair values are reasonable and reflect current market conditions.

Our financial assets carried at fair value on a recurring basis that are classified as Level 3 within the SFAS No. 157 hierarchy include our Non-Agency RMBS, debt securities classified as available for sale and warrants. Other Level 3 assets with fair value adjustments recorded on a nonrecurring basis include loans held for investment, equity investments accounted for under the cost or equity methods of accounting and loans held for sale when the fair values are determined through internally developed valuation models. Below is a discussion of the valuation methods and assumptions we use to estimate the fair value of our significant financial assets and liabilities classified as Level 3 within the fair value hierarchy.

Loans Held for Investment

Fair value adjustments are recorded on our loans held for investment on a nonrecurring basis when we have determined that it is necessary to record a specific reserve against the loans. We may utilize the fair value of collateral, less costs to sell, to measure the specific reserve for those loans that are collateral dependent. To determine the fair value of the collateral, we may employ different approaches depending on the type of collateral. Typically, we determine the fair value of the collateral using internally developed models, which require significant management judgment. The primary inputs of the valuation models vary based on the nature of the collateral and may include expected cash flows, recovery rates, performance multiples and risk premiums based on changing market conditions. Our models utilize industry valuation benchmarks, such as multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), depending on the industry, to determine a value for the underlying enterprise. Valuations consider comparable market transactions where available. In certain cases where our collateral is a fixed or other tangible asset, we will periodically obtain a third party appraisal to corroborate management’s estimates of fair value. When deemed necessary, we apply an additional liquidity discount to the valuation model to reflect current market conditions.

During the year ended December 31, 2008, we recognized losses of $353.2 million related to our loans held for investment measured at fair value on a nonrecurring basis. These losses were attributable to an increased number of loans requiring a specific reserve during the year, as well as declines in the fair value of collateral for these loans.

Available-for-Sale Investments

Investments carried at fair value on a recurring basis include debt securities classified as available-for-sale under SFAS No. 115. Debt securities are primarily corporate bonds whose values are determined using discounted cash flow techniques for which key inputs include the timing and amount of future cash flows and market yields.

Market yields are based on comparisons to other instruments for which market data is available. Significant unobservable inputs include estimates of credit default, recovery and prepayment rates as well as assumptions surrounding the comparability to other investments for which observable price and spread data is available. Valuations may also be adjusted to reflect the illiquidity of the investment. Such adjustments are based on market available evidence and management’s best estimates.

Prior to the fourth quarter of 2008, we utilized pricing services to value our debt security investments. We considered the inputs provided by pricing services in arriving at our fair value estimates as of December 31, 2008. However, given the declining volume of trading activity surrounding our investments, we concluded that such inputs were no longer representative of the investments’ fair value. The prices provided by the pricing services lacked transparency as to the volume and nature of actual transactions, if any, from which these prices were developed. We believe our methods provide the most reasonable estimates of fair value as they maximize the use of market observable inputs and are most consistent with the approach that would likely be used by market participants in executing actual transactions. Had we based our fair value estimates solely on the inputs provided by pricing services, the fair value of our available-for-sale securities would have been reduced by $20.9 million as compared to the fair value estimates reflected in our accompanying consolidated balance sheet as of December 31, 2008.

During the year ended December 31, 2008, we recognized losses of $25.0 million related to other-than-temporary declines in the fair value of our debt securities classified as available-for-sale. We evaluate these investments for impairment by considering, among other factors, the length of time and extent to which the market value has been below its cost basis. During 2008, as a result of the current economic environment, the large majority of our unrealized losses on these debt securities were recognized in earnings as other-than-temporary impairment. For investments that were determined to be other-than-temporarily impaired as of December 31, 2008, at least a portion of the impairment recognized was attributable to deterioration in the credit quality of the issuer. However, at this time, we do not anticipate liquidating these investments in the short term and believe that amounts realized upon settlement or maturity of the investments may be greater than the fair values recorded as of December 31, 2008.

Equity Investments

Investments accounted for under the cost or equity methods of accounting are carried at fair value on a nonrecurring basis to the extent that they are impaired during the period. We impair these investments to fair value when we have determined that other-than-temporary impairment exists. As there is rarely an observable price or market for such investments, we determine fair value using internally developed models. Our models utilize industry valuation benchmarks, such as multiples of EBITDA, depending on the industry, to determine a value for the underlying enterprise. We reduce this value by the value of debt outstanding to arrive at an estimated equity value of the enterprise. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

The primary inputs utilized in our valuation models include borrower financial information, transaction multiples and liquidity discounts. Transaction multiples are based on observable market transactions, when available, or similar transactions for comparable companies. In determining the appropriate multiple to use, we typically review a range of comparable multiples and consider the amount of time elapsed since the transaction occurred, the similarity of the investment transacted to our investment and the similarity of comparable public companies to our investment. In cases where no comparable transactions are available, we use a comparable multiple within the respective company’s industry classification determined by Standard & Poor’s. When deemed necessary, we apply an additional liquidity discount to the valuation model. In certain cases, liquidity discounts are already embedded into the transaction multiple so no additional discount is applied.

During the year ended December 31, 2008, we recognized losses of $60.0 million and $7.6 million related to other-than-temporary declines in the fair value of our equity investments accounted for under the cost and equity method of accounting, respectively. We evaluate these investments for impairment by considering, among other factors, the length of time and extent to which the market value has been below its cost basis. During 2008, as a result of the current economic environment, the majority of our unrealized losses on these investments were recognized in earnings as other-than-temporary impairment.

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our accompanying audited consolidated financial statements for the year ended December 31, 2008, and our critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio. Management performs detailed reviews of this portfolio quarterly to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses, based on historical and current trends and other factors affecting loan losses. Additions to the allowance for loan losses are charged to current period earnings through the provision for loan losses. Amounts determined to be uncollectible are charged directly against the allowance for loan losses, while amounts recovered on previously charged-off accounts increase the allowance.

The commercial loan portfolio comprises large balance, non-homogeneous exposures. These loans are evaluated individually, and are risk-rated based upon borrower, collateral and industry-specific information that management believes is relevant to determining the occurrence of a loss event and measuring impairment. When necessary, management establishes specific allowances for commercial loans determined to be individually impaired. An allowance for loan losses is estimated by management based upon the borrower’s overall financial condition, financial resources and, when applicable, the estimated realizable value of any collateral. Loans subject to individual reviews are analyzed and segregated by risk according to our internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, and any other pertinent information, (including individual valuations on nonperforming loans) are considered in the estimation of the allowance for loan losses. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.

In addition to the specific allowances for impaired loans, we maintain allowances that are based on an evaluation for impairment of certain commercial and residential portfolios. These allowances are based on historical experience, current economic conditions and performance trends within specific portfolio segments. Certain considerations are made in relation to the length and severity of outstanding balances. We generally do not factor in guarantees from our capital call agreements with our borrowers’ private equity sponsors in determining the overall allowance for loan losses. Furthermore, when performing the analysis on an individual troubled loan, we do not consider any applicable borrower guarantees when calculating our potential for a specific loss.

The process for determining the reserve factors and the related level of loan loss reserves is subject to numerous estimates and assumptions that require judgment about the timing, frequency and severity of credit losses that could materially affect the provision for loan losses and, therefore, net income. In this case, management is required to make judgments related, but not limited, to: (i) risk ratings for pools of commercial loans; (ii) market and collateral values and discount rates for individually evaluated loans; (iii) loss rates used for commercial loans; (iv) adjustments made to assess current events and conditions; (v) considerations regarding economic uncertainty; and (vi) overall credit and economic conditions.

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

We update these reserve factors periodically to capture actual and recent behavioral characteristics of the portfolios, such as latest credit agency rating information, actual and expected trends in underlying economic or market conditions and changes in our loss mitigation strategies. We estimate the allowance by applying historical loss factors derived from loss tracking mechanisms associated with actual portfolio movements over a specified period of time, using a standard loan grading procedure. These estimates are adjusted when necessary based on additional analysis of long-term average loss experience, external loan loss data and other risks identified from current and expected credit market conditions and trends, including management’s judgment for estimate inaccuracy and uncertainty.

The sensitivity of our allowance for loan losses to potential changes in our reserve factors (in terms of basis points) applied to our overall loan portfolio as of December 31, 2008, was as follows:

Estimated Increase
Change in Reserve Factors	(Decrease) in the
(Basis Points)	Allowance for Loan Losses
($ in thousands)

+ 50	$43,624
+ 25	21,812
−25	(21,812)
−50	(43,624)

These sensitivity analyses do not represent management’s expectations of the deterioration, or improvement, in risk ratings, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan losses to changes in key inputs. We believe the reserve factors currently in use are appropriate. The process of determining the level of allowance for loan losses involves a high degree of judgment. If our internal credit ratings, reserve factors or specific reserves for impaired loans are not accurate, our allowance for loan losses may be misstated. In addition, our operating results are sensitive to changes in the reserve factors utilized to determine our related provision for loan losses.

We also consider whether losses may have been incurred in connection with unfunded commitments to lend although, in making this assessment, we exclude from consideration those commitments for which funding is subject to our approval based on the adequacy of underlying collateral that is required to be presented by a borrower or other terms and conditions

For detailed analysis on the historical loan loss experience and the roll-forwards of the allowance for loan losses for the last five fiscal years, see Table 9, Summary of Loan Loss Experience, on page 28 of this Form 10-K.

Fair Value of Financial Instruments

We adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants.

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

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

Level 2 — Valuations based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or models for which all significant inputs are observable in the market either directly or indirectly;

Level 3 — Valuations based on models that use inputs that are unobservable in the market and significant to the overall fair value measurement.

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

It is our policy to maximize the use of observable market based inputs, when appropriate, to value our financial instruments carried at fair value on a recurring basis or to determine whether an adjustment to fair value is needed for assets carried at fair value on a non-recurring basis. Given the nature of some of our financial instruments carried at fair value, whether on a recurring or nonrecurring basis, clearly determinable market based valuation inputs are often not available. Therefore, these instruments are valued using internal assumptions and classified as Level 3 within the SFAS No. 157 hierarchy.

The estimates of fair values reflect our best judgments regarding the appropriate valuation methods and assumptions that market participants would use in determining fair value. The selection of a method to estimate fair value for each type of financial instrument depends on the reliability and availability of relevant market data. The amount of judgment involved in estimating the fair value of a financial instrument is affected by a number of factors, such as the type of instrument, the liquidity of the markets for the instrument and the contractual characteristics of the instrument. Judgments in these cases include, but are not limited to:

•	Selection of third-party market data sources;

•	Evaluation of the expected reliability of the estimate;

•	Reliability, timeliness and cost of alternative valuation methodologies; and

•	Selection of proxy instruments, as necessary.

See Fair Value Measurements above for additional discussion surrounding the specific methods and assumptions we use to estimate the fair value of our financial instruments carried at fair value on a recurring and nonrecurring basis.

Income Taxes

We elected REIT status under the Code when we filed our federal tax return for the year ended December 31, 2006. We operated as a REIT through 2008, but revoked our REIT election effective January 1, 2009. While we were a REIT, we generally were not subject to corporate-level income tax on the earnings distributed to our shareholders that were derived from our REIT qualifying activities, but were subject to corporate-level income tax on the earnings we derived from our TRSs. While we were a REIT, we were still subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transacted business or resided.

In order to estimate our corporate-level income taxes while we were a REIT, we were required to determine the amount of our net income derived from our TRSs during the entire taxable year, and if any, expected undistributed REIT taxable income. If our estimates of the source of the net income were not appropriate, income taxes could be materially different from amounts reported in our quarterly and annual consolidated statements of income.

While we were a REIT, we continued to be subject to corporate-level income tax on the earnings we derived from our TRSs. As more fully described in Note 2, Summary of Significant Accounting Policies, and Note 16,

Income Taxes, of the accompanying audited consolidated financial statements for the year ended December 31, 2008, we account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Income tax receivable, reported as a component of other assets on our consolidated balance sheet, represent the net amount of current income taxes we expect to receive from various taxing jurisdictions attributable to our operations to date. We consider many factors in filing income tax returns, including statutory, judicial and regulatory guidance, in estimating the appropriate accrued income taxes for each jurisdiction.

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

Effective January 1, 2009, we provide for income taxes as a “C” corporation on income earned from our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section. In addition, for a detailed discussion of our derivatives, see Note 23, Derivative Instruments and Note 24, Credit Risk, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Equity Price Risk

As further described in Note 13, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2008, we have outstanding 1.25% senior convertible debentures (the “1.25% Debentures”) and 3.5% senior convertible debentures (the “3.5% Debentures”). In 2007, we completed exchange offers related to our 1.25% Debentures and 3.5% Debentures in which we issued 1.625% senior subordinated convertible debentures (the “1.625% Debentures”) and 4% senior subordinated convertible debentures (the “4% Debentures”). In addition, in 2007, we issued 7.25% senior subordinated convertible debentures (the “7.25% Debentures” and together with the 1.25%, 1.625%, 3.5%, and 4% Debentures, the “Debentures”).

Our 1.25% Debentures and 1.625% Debentures would be convertible into our common stock at a conversion price of $20.37 per share, subject to adjustment upon the occurrence of specified events. As of December 31, 2008, each $1,000 of the aggregate outstanding principal of the 1.25% Debentures and 1.625% Debentures would be convertible into 49.1002 shares of our common stock, subject to adjustment upon the occurrence of specified events.

Our 3.5% Debentures and 4% Debentures would be convertible into our common stock at a conversion price of $21.29 per share, subject to adjustment upon the occurrence of specified events. As of December 31, 2008, each $1,000 of the aggregate outstanding principal of the 3.5% Debentures and 4% Debentures would be convertible into 46.9599 shares of our common stock, subject to adjustment upon the occurrence of specified events.

Our 7.25% Debentures would be convertible into our common stock at a conversion price of $27.09 per share, subject to adjustment upon the occurrence of specified events. As of December 31, 2008, each $1,000 of the aggregate outstanding principal of the 7.25% Debentures would be convertible into 36.9079 shares of our common stock, subject to adjustment upon the occurrence of specified events.

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

In July 2008, we acquired approximately $5.2 billion of deposits, participation in a pool of commercial real estate loans (the “A” Participation Interest”) and 22 retail banking branches from Fremont Investment & Loan and commenced operations of CapitalSource Bank. Total assets of CapitalSource Bank represent approximately 33% of our consolidated total assets as of December 31, 2008. Net investment income from CapitalSource Bank represents approximately 11% of our consolidated net investment income for the year ended December 31, 2008. We have excluded CapitalSource Bank from our assessment of internal control over financial reporting as of December 31, 2008, and management’s conclusion about the effectiveness of our internal control over financial reporting does not extend to the internal controls of CapitalSource Bank. For further details on this acquisition see Note 3, Acquisition, in the accompanying audited financial statements for the year ended December 31, 2008.

CapitalSource’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.

CapitalSource’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the company’s internal control over financial reporting. This report appears on page 100.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of CapitalSource Inc.

We have audited CapitalSource Inc.’s (“CapitalSource”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CapitalSource’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CapitalSource Bank, which is included in the December 31, 2008 consolidated financial statements of CapitalSource Inc. and constituted 33% of consolidated total assets as of December 31, 2008 and 11% of consolidated net investment income for the year then ended. Our audit of internal control over financial reporting of CapitalSource Inc. also did not include an evaluation of internal control over financial reporting of CapitalSource Bank.

In our opinion, CapitalSource Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CapitalSource Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
March 2, 2009

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
For the Years Ended December 31, 2008, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CapitalSource Inc.

We have audited the accompanying consolidated balance sheets of CapitalSource Inc. (“CapitalSource”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of CapitalSource’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapitalSource Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, CapitalSource adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CapitalSource’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
March 2, 2009

CapitalSource Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	($ in thousands)

ASSETS
Cash and cash equivalents	$1,338,563	$178,699
Restricted cash	419,383	513,803
Marketable securities, available-for-sale	642,714	—
Mortgage-related receivables, net	1,801,535	2,033,296
Mortgage-backed securities pledged, trading	1,489,291	4,030,180
Commercial real estate “A” Participation Interest, net	1,396,611	—
Loans held for sale	8,543	94,327
Loans:
Loans	9,396,751	9,717,146
Less deferred loan fees and discounts	(174,317)	(147,089)
Less allowance for loan losses	(423,844)	(138,930)

Loans, net	8,798,590	9,431,127
Interest receivable	117,516	95,441
Direct real estate investments, net	989,716	1,017,604
Investments	178,972	231,645
Goodwill	173,135	5,344
Other assets	1,060,332	408,883

Total assets	$18,414,901	$18,040,349

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,043,695	$—
Repurchase agreements	1,595,750	3,910,027
Credit facilities	1,445,062	2,207,063
Term debt	5,338,456	7,146,437
Other borrowings	1,560,224	1,704,108
Other liabilities	592,136	444,997

Total liabilities	15,575,323	15,412,632
Noncontrolling interests	457	45,446
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 and 500,000,000 shares authorized, respectively; 282,804,211 and 220,704,800 shares issued and outstanding, respectively)	2,828	2,207
Additional paid-in capital	3,683,065	2,902,501
Accumulated deficit	(855,867)	(327,387)
Accumulated other comprehensive income, net	9,095	4,950

Total shareholders’ equity	2,839,121	2,582,271

Total liabilities, noncontrolling interests and shareholders’ equity	$18,414,901	$18,040,349

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2008	2007	2006
	($ in thousands, except per share data)

Net investment income:
Interest income:
Loans	$946,593	$1,039,533	$847,730
Mortgage-backed securities pledged, trading	122,181	212,869	147,308
Other	39,787	25,501	21,495

Total interest income	1,108,561	1,277,903	1,016,533
Fee income	133,146	162,395	170,485

Total interest and fee income	1,241,707	1,440,298	1,187,018
Operating lease income	107,748	97,013	30,742

Total investment income	1,349,455	1,537,311	1,217,760
Interest expense:
Deposits	76,245	—	—
Borrowings	635,865	847,241	606,725

Total interest expense	712,110	847,241	606,725

Net investment income	637,345	690,070	611,035
Provision for loan losses	593,046	78,641	81,562

Net investment income after provision for loan losses	44,299	611,429	529,473
Operating expenses:
Compensation and benefits	143,401	157,755	135,912
Depreciation of direct real estate investments	35,889	32,004	11,468
Professional fees	52,578	29,375	28,340
Other administrative expenses	59,327	48,857	40,332

Total operating expenses	291,195	267,991	216,052
Other income (expense):
(Loss) gain on investments, net	(73,569)	20,270	12,101
(Loss) gain on derivatives	(41,082)	(46,150)	2,485
(Loss) gain on residential mortgage investment portfolio	(102,779)	(75,164)	2,528
Gain (loss) on debt extinguishment, net	58,856	678	(2,497)
Other income, net of expenses	(15,509)	25,716	22,711

Total other (expense) income	(174,083)	(74,650)	37,328
Noncontrolling interests expense	1,426	4,938	4,711

Net (loss) income before income taxes and cumulative effect of accounting change	(422,405)	263,850	346,038
Income tax (benefit) expense	(199,781)	87,563	67,132

Net (loss) income before cumulative effect of accounting change	(222,624)	176,287	278,906
Cumulative effect of accounting change, net of taxes	—	—	370

Net (loss) income	$(222,624)	$176,287	$279,276

Net (loss) income per share:
Basic	$(0.89)	$0.92	$1.68
Diluted	$(0.89)	$0.91	$1.65
Average shares outstanding:
Basic	251,213,699	191,697,254	166,273,730
Diluted	251,213,699	193,282,656	169,220,007

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Shareholders’ Equity

					Accumulated
					Other
		Additional			Comprehensive	Treasury	Total
	Common	Paid-in	Accumulated	Deferred	(Loss)	Stock,	Shareholders’
	Stock	Capital	Deficit	Compensation	Income, net	at cost	Equity
	($ in thousands)

Total shareholders’ equity as of December 31, 2005	$1,404	$1,248,745	$46,783	$(65,729)	$(1,339)	$(29,926)	$1,199,938
Net income	—	—	279,276	—	—	—	279,276
Other comprehensive income:
Unrealized gains, net of tax	—	—	—	—	3,804	—	3,804

Total comprehensive income							283,080
Cumulative effect of accounting change, net of taxes	—	(370)	—	—	—	—	(370)
Dividends paid	—	8,503	(346,746)		—	—	(338,243)
Issuance of common stock, net	391	912,767	—	—	—	—	913,158
Stock option expense	—	8,598	—	—	—	—	8,598
Exercise of options	7	7,043	—	—	—	—	7,050
Restricted stock activity	13	(50,146)	(48)	65,729	—	—	15,548
Tax benefit on exercise of options	—	3,018	—	—	—	—	3,018
Tax benefit on vesting of restricted stock grants	—	1,263	—	—	—	—	1,263

Total shareholders’ equity as of December 31, 2006	1,815	2,139,421	(20,735)	—	2,465	(29,926)	2,093,040
Net income	—	—	176,287	—	—	—	176,287
Other comprehensive income:
Unrealized gains, net of tax	—	—	—	—	2,485	—	2,485

Total comprehensive income							178,772
Cumulative effect of adoption of FIN 48	—	—	(5,702)	—	—	—	(5,702)
Dividends paid	—	10,064	(477,237)	—	—	—	(467,173)
Issuance of common stock, net	379	695,718	—	—	—	29,926	726,023
Stock option expense	—	7,569	—	—	—	—	7,569
Exercise of options	4	4,746	—	—	—	—	4,750
Restricted stock activity	9	22,752	—	—	—	—	22,761
Beneficial conversion option on convertible debt	—	20,177	—	—	—	—	20,177
Tax benefit on exercise of options	—	1,077	—	—	—	—	1,077
Tax benefit on vesting of restricted stock grants	—	977	—	—	—	—	977

Total shareholders’ equity as of December 31, 2007	2,207	2,902,501	(327,387)	—	4,950	—	2,582,271
Net loss	—	—	(222,624)	—	—	—	(222,624)
Other comprehensive income:
Unrealized gains net of tax	—	—	—	—	4,145	—	4,145

Total comprehensive loss							(218,479)
Dividends paid	—	4,463	(305,856)	—	—	—	(301,393)
Proceeds from issuance of common stock, net	559	646,016	—	—	—	—	646,575
Exchange of convertible debt	62	73,078	—	—	—	—	73,140
Stock option expense	—	1,019	—	—	—	—	1,019
Exercise of options	1	361	—	—	—	—	362
Restricted stock activity	(1)	31,140	—	—	—	—	31,139
Beneficial conversion option on convertible debt	—	35,128	—	—	—	—	35,128
Tax benefit on exercise of options	—	109	—	—	—	—	109
Tax expense on vesting of restricted stock grants	—	(10,750)	—	—	—	—	(10,750)

Total shareholders’ equity as of December 31, 2008	$2,828	$3,683,065	$(855,867)	$—	$9,095	$—	$2,839,121

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	Unaudited
	($ in thousands)

Operating activities:
Net (loss) income	$(222,624)	$176,287	$279,276
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of impact of acquisitions:
Stock option expense	1,019	7,569	8,598
Restricted stock expense	42,575	36,921	24,695
(Gain) loss on extinguishment of debt	(58,856)	(678)	2,497
Non-cash prepayment fee	—	—	(8,353)
Cumulative effect of accounting change, net of taxes	—	—	(370)
Amortization of deferred loan fees and discounts	(90,967)	(88,558)	(86,248)
Paid-in-kind interest on loans	15,852	(30,053)	331
Provision for loan losses	593,046	78,641	81,562
Amortization of deferred financing fees and discounts	131,207	47,672	41,232
Depreciation and amortization	39,457	35,891	14,755
(Benefit) provision for deferred income taxes	(162,997)	41,793	(20,699)
Non-cash loss (gain) on investments, net	82,250	(865)	8,024
Impairment of Parent Company goodwill	5,344	—	—
Non-cash loss (gain) on property and equipment disposals	17,202	1,037	(404)
Unrealized loss (gain) on derivatives and foreign currencies, net	41,093	42,599	(1,470)
Unrealized loss on residential mortgage investment portfolio, net	50,085	75,507	4,758
Net decrease (increase) in mortgage-backed securities pledged, trading	2,559,389	(494,153)	(375,244)
Amortization of discount on residential mortgage investments	(8,619)	(39,380)	(32,090)
Accretion of discount on commercial real estate “A” participation interest	(23,777)	—	—
Increase in interest receivable	(16,515)	(23,673)	(27,889)
Decrease (increase) in loans held for sale, net	269,983	(598,897)	(9,143)
(Increase) decrease in other assets	(483,124)	(234,964)	10,285
Increase in other liabilities	123,943	194,974	82,576

Cash provided by (used in) operating activities, net of impact of acquisitions	2,904,966	(772,330)	(3,321)
Investing activities:
Decrease (increase) in restricted cash	94,420	(272,899)	47,538
Decrease (increase) in mortgage-related receivables, net	214,298	265,839	(2,333,434)
Decrease in commercial real estate “A” participation interest, net	447,804	—	—
Acquisition of CS Advisors CLO II	(18,619)	—	—
Decrease (increase) in receivables under reverse-repurchase agreements, net	—	51,892	(18,649)
Increase in loans, net	(12,551)	(1,434,109)	(1,919,862)
Acquisition of real estate, net of cash acquired	(10,121)	(248,120)	(498,005)
Acquisition of investments, net	(48,956)	(28,724)	(32,583)
Acquisition of marketable securities, available for sale, net	(639,116)	—	—
Net cash acquired in FIL transaction	3,187,037	—	—
Acquisition of property and equipment, net	(5,594)	(5,379)	(4,605)

Cash provided by (used in) investing activities	3,208,602	(1,671,500)	(4,759,600)
Financing activities:
Payment of deferred financing fees	(75,931)	(53,107)	(56,623)
Deposits accepted, net of repayments	(126,773)	—	—
(Repayments) borrowings under repurchase agreements, net	(2,314,277)	399,259	393,114
(Repayments) borrowings on credit facilities, net	(912,276)	(47,414)	130,567
Borrowings of term debt	56,108	2,860,607	5,508,204
Repayments of term debt	(1,808,720)	(1,503,018)	(1,548,875)
(Repayments) borrowings under other borrowings	(74,177)	320,630	206,685
Proceeds from issuance of common stock, net of offering costs	601,755	714,490	603,422
Proceeds from exercise of options	362	4,750	7,050
Tax (expense) benefits on share-based payments	(10,641)	2,054	4,281
Payment of dividends	(289,134)	(471,873)	(412,649)

Cash (used in) provided by financing activities	(4,953,704)	2,226,378	4,835,176

Increase (decrease) in cash and cash equivalents	1,159,864	(217,452)	72,255
Cash and cash equivalents as of beginning of year	178,699	396,151	323,896

Cash and cash equivalents as of end of year	$1,338,563	$178,699	$396,151

Supplemental information:
Cash paid during the year for:
Interest	$641,312	$768,259	$524,759
Income taxes, net of refunds	65,992	93,221	89,835
Noncash transactions from investing and financing activities:
Issuance of common stock in connection with dividends and real estate acquisition	$—	$—	$309,736
Assumption of FIL assets and liabilities	3,292,185	—	$—
Beneficial conversion option on convertible debt	35,128	20,177	—
Exchange of common stock for convertible debentures	44,880	—	—
Assets acquired through foreclosure	127,315	20,225	—
Assumption of note payable	25,729	—	—
Acquisition of real estate	2,120	110,675	235,766
Conversion of noncontrolling interests into common stock	44,989	11,533	—
Assumption of intangible lease liability	—	30,476	—
Assumption of term debt	—	71,027	—
Change in fair value of standby letters of credit	—	104	1,565
Acquisition of investments in unconsolidated trusts	—	2,544	6,522
Dividends declared but not paid	13,827	—	—

See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

CapitalSource Inc. (“CapitalSource”), a Delaware corporation, is a commercial lender that provides financial products to middle market businesses, and, through our wholly owned subsidiary, CapitalSource Bank, provides depository products and services in southern and central California. Our primary products include:

•	Depository Products and Services — Savings and money market accounts, Individual Retirement Accounts and certificates of deposit insured up to the maximum amounts permitted by the Federal Deposit Insurance Corporation (“FDIC”);

•	First Mortgage Loans — Commercial loans that are secured by senior first mortgage on real property of the client;

•	Senior Secured Asset-Based Loans — Commercial loans that are underwritten based on our assessment of the client’s eligible collateral, including accounts receivable, real estate related receivables and/or inventory;

•	Senior Secured Cash Flow Loans — Commercial loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Direct Real Estate Investments — Investments in income-producing healthcare facilities that are generally leased through long-term, triple-net operating leases;

•	Term B, Second Lien and Mezzanine Loans — Commercial loans, including subordinated mortgage loans, that come after a client’s senior term loans in right of payment or upon liquidation;

•	Equity Investments — Opportunistically invested, typically in conjunction with commercial financing relationships and on the same terms as other equity investors; and

•	Residential Mortgage Investments — Invested in residential mortgage loans and residential mortgage-backed securities that constituted qualifying REIT assets.

We currently operate as three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Banking segment comprises our commercial lending business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment and other investment activities in which we formerly engaged to optimize our qualification as a real estate investment trust (“REIT”).

From January 1, 2006 to the third quarter of 2007, we presented financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business activities and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and residential mortgage-backed securities (“RMBS”). Changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. Beginning in the third quarter of 2008, we changed the name of our Commercial Finance segment to Commercial Banking to incorporate depository products and services of CapitalSource Bank. We have reclassified all comparative prior period segment information to reflect our three reportable segments. For financial information about our segments, see Note 26, Segment Data, in our accompanying audited consolidated financial statements for the years ended December 31, 2008.

Note 2.	Summary of Significant Accounting Policies

Our financial reporting and accounting policies conform to U.S. generally accepted accounting principles (“GAAP”).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management has made significant estimates in certain areas, including valuing certain financial instruments and other assets, assessing financial instruments and other assets for impairment, assessing the realization of deferred tax assets and determining the allowance for loan losses. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying financial statements reflect our consolidated accounts, including those of our majority-owned subsidiaries and variable interest entities (“VIEs”) where we determined that we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This statement applies whenever other accounting standards require or permit fair value measurement. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants.

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

Level 2 — Valuations based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or models for which all significant inputs are observable in the market either directly or indirectly; and

Level 3 — Valuations based on models that use inputs that are unobservable in the market and significant to the overall fair value measurement.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, management’s own assumptions attempt to reflect those that market participants would use in pricing the asset or liability at the measurement date. For more information on our application of SFAS No. 157, see Note 25, Fair Value Measurements.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. For the purpose of reporting cash flows, cash and cash equivalents include collections from our borrowers, amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loans held for sale are accounted for at the lower of cost or fair value, which is determined on an individual loan basis, and include loans we originated or purchased that we intend to sell all or part of that loan in the secondary market. Direct loan origination costs or fees, discounts and premiums are deferred at origination of the loan and not amortized into income.

As part of our management of the loans held in our portfolio, we will occasionally transfer loans from held in portfolio to held for sale. Upon transfer, the associated allowance for loan loss is charged-off and the carrying value of the loans is adjusted to the estimated fair value less costs to sell. The loans are subsequently accounted for at the lower of cost or fair value, with valuation changes recorded in other income, net of expenses in the accompanying audited consolidated statements of income. Gains or losses on the sale of these loans are also recorded in other income, net of expenses in the accompanying audited consolidated statements of income. In certain circumstances, loans designated as held for sale may later be transferred back to the loan portfolio based upon our intent to retain the loan. We transfer these loans to our portfolio at the lower of cost or fair value.

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

We perform periodic and systematic detailed reviews of our loan portfolios to identify credit risks and to assess the overall collectibility of those portfolios. The allowance on certain pools of loans with similar characteristics is based on aggregated portfolio segment evaluations generally by loan type and is estimated using reserve factors that are reflective of estimated historical and industry loss rates. The commercial portfolios are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according to our internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, and any other pertinent information, including individual valuations on nonperforming loans, are factored in the estimation of the allowance for loan losses. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.

If necessary, a specific allowance for loan losses is established for individual impaired commercial loans. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Once a loan has been identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS No. 114”). Individually impaired loans are measured based on the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral. We generally do not factor in guarantees from or capital call agreements with our borrowers’ private equity sponsors in determining the overall allowance for loan losses. If the recorded investment in impaired loans exceeds the present value of payments expected to be received, a specific allowance is established as a component of the allowance for loan losses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan losses. To the extent we later collect amounts previously charged off, we will recognize a recovery by increasing the allowance for loan losses for the amount received.

We also consider whether losses may have been incurred in connection with unfunded commitments to lend although, in making this assessment, we exclude from consideration those commitments for which funding is subject to our approval based on the adequacy of underlying collateral that is required to be presented by a client or other terms and conditions.

Real Estate Owned

Real Estate Owned (“REO”), includes foreclosed property received in full satisfaction of a loan. We recognize REO upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed in lieu of foreclosure transaction). REO is initially measured at its fair value less its estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the allowance for loan losses.

REO that we do not intend to sell are classified separately as held for use, are depreciated and are recorded in other assets in the accompanying audited consolidated balance sheets. We report REO that we intend to sell, are actively marketing and that are available for immediate sale in their current condition as held for sale. These REO are reported at the lower of their carrying amount or fair value less estimated selling costs, from the date of foreclosure, and are not depreciated. The fair value of our REO is determined by third party appraisals, when available. When third party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. We recognize a loss for any subsequent write-down of the REO to its fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to other (expense) income in the accompanying audited consolidated statements of income. A recovery is recognized for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. We recognize cost of operating and gains or losses on sales of REO through other (expense) income in the accompanying audited consolidated statements of income.

Goodwill Impairment

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill must be allocated to reporting units and tested for impairment. We test goodwill for impairment at least annually, and more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level. The first step of the test is a comparison of the fair value of each reporting unit to its carrying amount, including goodwill. The fair values of each reporting unit are determined using either independent third party or internal valuations. If the fair value is less than the carrying value, then the second step of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the goodwill is calculated and compared with the carrying amount of goodwill. If the carrying value of goodwill exceeds the implied fair value of that goodwill, then we would recognize an impairment loss in the amount of the difference, which would be recorded as a charge against net (loss) income.

During the year ended December 31, 2008, we recorded goodwill impairment of $5.3 million included in other (expense) income on the accompanying audited consolidated statement of income. The remaining balance of goodwill of $173.1 million as of December 31, 2008 was entirely attributable to the acquisition of CapitalSource Bank and was not considered to be impaired as of December 31, 2008.

Investments in Debt Securities and Equity Securities That Have Readily Determinable Fair Values

All debt securities, as well as all purchased equity securities that have readily determinable fair values, are classified on our consolidated balance sheets based on management’s intention on the date of purchase. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported at amortized cost. All RMBS that we purchase and classify as trading investments are stated at fair value with unrealized gains and losses included in gain (loss) on residential mortgage investment portfolio on the accompanying audited consolidated statements of income. All other debt securities, as well as equity investments in publicly traded entities, are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income (loss) on our accompanying audited consolidated balance sheets on an after-tax basis.

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

Realized gains or losses resulting from the sale of investments are included in (loss) gain on investments, net in the accompanying audited consolidated statements of income.

Mortgage-Related Receivables

Investments in mortgage-related receivables are recorded at amortized cost. Premiums and discounts that relate to such receivables are amortized into interest income over the estimated lives of such assets using the interest method.

Transfers of Financial Assets

We account for transfers of commercial loans and other financial assets to third parties or special purpose entities (“SPEs”) that we establish as sales if we determine that we have relinquished effective control over the assets. In such transactions, we allocate the recorded carrying amount of transferred assets between retained and sold interests based upon their fair values. We record gains and losses based upon the difference of proceeds received and the carrying amount of transferred assets that are allocated to sold interests.

We account for transfers of financial assets in which we receive cash consideration, but for which we determine that we have not relinquished control, as secured borrowings.

Investments in Warrants and Options

In connection with certain lending arrangements, we sometimes received warrants or options to purchase shares of common stock or other equity interests from a client without any payment of cash in connection with certain lending arrangements. These investments are initially recorded at estimated fair value. The carrying value of the related loan is adjusted to reflect an original issue discount equal to the estimated fair value ascribed to the equity

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest. Such original issue discount is accreted to fee income over the contractual life of the loan in accordance with our income recognition policy.

Warrants and options that are assessed as derivatives are subsequently measured at fair value through earnings as a component of (loss) gain on investments, net on the accompanying audited consolidated statements of income.

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

Direct Real Estate Investments

We lease our direct real estate investments through long-term, triple-net operating leases. Under these triple-net leases, the client agrees to pay all facility operating expenses, as well as make capital improvements.

We allocate the purchase price of our direct real estate investments to net tangible and identified intangible assets acquired, primarily lease intangibles, based on their estimated fair values at the time of acquisition. In making estimates of fair values for purposes of allocating the purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. When valuing the acquired properties, we do not include the value of any in-place leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed.

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 10 to 40 years for buildings. Equipment related to our direct real estate investments is depreciated in accordance with our property and equipment policy, as outlined above.

In assessing lease intangibles, we recognize above-market and below-market in-place lease values for acquired operating leases based on the present value of the difference between: (1) the contractual amounts to be received pursuant to the leases negotiated and in-place at the time of acquisition of the facilities; and (2) management’s estimate of fair market lease rates for the facility or equivalent facility, measured over a period equal to the remaining non-cancelable term of the lease. Factors to be considered for lease intangibles also include estimates of carrying costs during hypothetical lease-up periods, market conditions, and costs to execute similar leases. The capitalized above-market or below-market lease values are classified as intangible assets, net and lease obligations, net, respectively, and are amortized to operating lease income over the remaining non-cancelable term of each lease. We also acquired select direct real estate investments through transactions in which we typically execute long-term triple-net leases, at market rates, simultaneously with such acquisitions.

We assess our real estate investments and the related intangible assets for impairment indicators whenever events or changes in circumstances indicate the carrying amount may not be recoverable; such assessment is performed not less than annually. Our assessment of the existence of impairment indicators is based on factors such

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as, but not limited to, market conditions, operator performance and the lessee’s compliance with lease terms. If we determine that indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets may be recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the leased properties and other long-lived assets for the excess over their estimated fair value. The fair value of the real estate investment is determined by market research, which includes valuing the property as a healthcare facility as well as other alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.

If we decide to sell a real estate investment, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers.

Interest and Fee Income Recognition on Loans

Interest and fee income, including income on impaired loans, fees due at maturity and paid-in-kind (“PIK”) interest, is recorded on an accrual basis to the extent that such amounts are expected to be collected. Carrying value adjustments of revolving lines of credit are amortized into interest and fee income over the contractual life of a loan on a straight line basis, while carrying value adjustments of all other loans are amortized into earnings over the contractual life of a loan using the interest method.

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

Operating Lease Income Recognition

Substantially all of our direct real estate investments are leased through long-term, triple-net operating leases and typically include fixed rental payments, subject to escalation over the life of the lease. We recognize operating lease income on a straight-line basis over the life of the lease when collectibility is reasonably assured. We do not recognize any income on contingent rents until payments are received and all contingencies have been eliminated.

Income Recognition and Impairment Recognition on Securities

For most of our investments in debt securities, we use the interest method to amortize deferred items, including premiums, discounts and other basis adjustments, into interest income over the estimated lives of the securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For investments in non-investment grade securitized assets that are classified as available-for-sale, changes in the effective yield due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. Additionally, we assess and measure impairment in such investments and recognize an impairment loss when the fair value of a security declines below its recognized carrying amount and an adverse change in expected cash flows has occurred. Determination of whether an adverse change has occurred involves judgment about expected prepayments and credit events.

Derivative Instruments

We enter into derivative contracts primarily to manage the interest rate risk associated with certain assets, liabilities, or probable forecasted transactions. As of December 31, 2008 and 2007, all of our derivatives were held for risk management purposes and none were designated as accounting hedges.

Our derivatives are recorded in other assets or other liabilities, as appropriate, on our accompanying audited consolidated balance sheets. The changes in fair value of our derivatives and the related interest accrued are recognized in other income, net of expenses on the accompanying audited consolidated statements of income.

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

Income Taxes

When we filed our federal income tax return for the year ended December 31, 2006, we elected REIT status under the Internal Revenue Code (the “Code”). We operated as a REIT through 2008, but revoked our REIT election effective January 1, 2009. While we were a REIT, we were required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. While we were a REIT, we generally were not subject to corporate-level income tax on the earnings distributed to our shareholders that we derived from our REIT qualifying activities. We were subject to corporate-level tax on the earnings we derived from our taxable REIT subsidiaries (“TRSs”). We were still subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As certain of our subsidiaries were TRSs, we continued to report a provision for income taxes within our consolidated financial statements. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse to the extent that they relate to tax positions that are more likely than not to be sustained upon examination based on the technical merits of the position. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the changes. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The evaluation pertaining to the tax expense and related tax asset and liability balances involves a high degree of judgment and subjectivity around the ultimate measurement and resolution of these matters.

Effective January 1, 2009, we provide for income taxes as a “C” corporation on income earned from our operations.

We adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007 and recognized an approximate $5.7 million increase in the liability for unrecognized tax benefits. This increase was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. See Note 16, Income Taxes, for further discussion of our income taxes and our adoption of FIN 48.

Net Income per Share

Basic net income per share is based on the weighted-average number of common shares outstanding during each period. Diluted net income per share is based on the weighted average number of common shares outstanding during each period, plus common share equivalents computed for stock options, stock units, stock dividends declared, restricted stock and convertible debt. Diluted net income per share is adjusted for the effects of other potentially dilutive financial instruments only in the periods in which such effect is dilutive.

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

Bonuses

Bonuses are accrued ratably, pursuant to a variable methodology partially based on the performance of CapitalSource, over the annual performance period.

On a quarterly basis, management recommends a bonus accrual to the compensation committee of our Board of Directors pursuant to our variable bonus methodology. This recommendation is in the form of a percentage of regular salary paid and is based upon the cumulative regular salary paid from the start of the annual performance period through the end of the particular quarterly reporting period. In developing its recommendation to the compensation committee, management analyzes certain key performance metrics for CapitalSource. The actual bonus accrual recorded is that amount approved each quarter by the compensation committee.

Marketing

Marketing costs, including advertising, are expensed as incurred.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measure of segment profit or loss, certain specific revenue and expense items and segment assets. We currently operate as three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Banking segment comprises our commercial lending and investing business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment and other investment activities in which we formerly engaged to optimize our REIT qualification. During the first quarter of 2009, we sold all of our Agency RMBS in our Residential Mortgage Investment segment, and we intend to merge the remaining assets currently in this segment into our Commercial Banking segment and to discontinue this segment in 2009.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits all entities to choose to measure eligible financial assets and liabilities at fair value (the “fair value option”). The fair value option may be applied on an instrument by instrument basis, and once elected, the option is irrevocable. Effective January 1, 2008, we adopted the provisions of SFAS No. 159, but decided not to elect the fair value option for any eligible financial assets and liabilities. Accordingly, the initial application of SFAS No. 159 did not have any effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The effective date for SFAS No. 141(R) is for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and it did not have material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also amends certain consolidation procedures for consistency with the requirements of SFAS No. 141(R). The effective date for SFAS No. 160 is the beginning of the first fiscal year beginning after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009 and it did not have material impact on our consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 157, and it did not have a significant effect on fair value measurements in our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), which delayed the effective date of SFAS No. 157 for all non financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted FSP SFAS 157-2 on January 1, 2009 and it did not have material impact on our consolidated financial statements. In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We have concluded that our application of SFAS No. 157 in all periods has been consistent with FSP SFAS 157-3, and there was no impact on our consolidated financial statements as a result of adopting this standard.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS No. 161”), which intends to improve transparency

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative instruments and Hedging Activities (“SFAS No. 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. The effective date of SFAS No. 161 is the beginning of the first fiscal year beginning after November 15, 2008. We adopted SFAS No. 161 on January 1, 2009 and it did not have material impact on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and requires retroactive application for all periods presented in the consolidated financial statements. We adopted FSP APB 14-1 on January 1, 2009. The adoption of FSP APB 14-1 required a $22.4 million reduction to our January 1, 2006 accumulated deficit, a reduction to interest expense of $13.0 million for the year ended December 31, 2008; and an increase in interest expense of $17.0 million and $15.0 million for the years ended December 31, 2007 and 2006, respectively.

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation No. (“FIN”) 46(Revised 2003)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), Consolidation of Variable Interest Entities, to require public entities, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with variable interest entities. Additionally, FSP FAS 140-4 and FIN 46(R)-8 requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying SPE that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP FAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and qualifying SPEs. The effective date for FSP FAS 140-4 and FIN 46(R)-8 is the first interim or annual period ending after December 15, 2008. We adopted FSP FAS 140-4 and FIN 46(R)-8 on December 31, 2008 and it did not have material impact on our consolidated financial statements.

Reclassifications

Certain amounts in prior year’s consolidated financial statements have been reclassified to conform to the current year presentation, including the reclassification of accrued interest, which was previously included in the mortgage-related receivables, net, mortgage-backed securities pledged, trading, loans, investments and other assets line items, to a separate line item in the accompanying audited consolidated balance sheets. Accordingly, the reclassification in accrued interest has been appropriately reflected throughout the accompanying audited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Acquisition

In July 2008, we acquired approximately $5.2 billion of deposits, a pool of commercial real estate loans (the “A” Participation Interest”) and 22 retail banking branches from Fremont Investment & Loan (“FIL”) and commenced operations of CapitalSource Bank. The results of CapitalSource Bank’s operations have been included in the consolidated financial statements since that date. The “A” Participation Interest had an outstanding principal balance of $1.9 billion as of July 25, 2008 and was acquired at a 3% discount to its net book value. The cash purchase price of this acquisition was $105.2 million, excluding estimated transaction costs. We did not acquire FIL, any contingent liabilities or any business operations except FIL’s retail branch network.

For purposes of calculating the purchase price of the acquired retail banking assets and liabilities, we considered the cash purchase price and $10.6 million of total transaction costs, resulting in a total purchase price of $115.7 million. Based upon the estimated fair values as of July 25, 2008, the purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed by us in connection with the acquisition as follows ($ in thousands):

Cash	$3,292,185
“A” Participation Interest	1,820,638
Interest receivable	5,244
Goodwill	173,135
Other assets	7,597
Other liabilities	(12,231)
Deposits	(5,170,833)

Total purchase price	$115,735

The amount of goodwill recognized represents the difference between the purchase price paid and the fair value of the net assets acquired. The entire amount of the goodwill is allocated to our Commercial Banking segment and is deductible for tax purposes.

The following pro forma financial information gives effect to the acquisition and includes certain purchase accounting adjustments, such as increased depreciation and amortization expense on acquired assets. Additionally, such information does not include the impacts of any revenue, cost or other operating synergies that have resulted or may result from the acquisition. This pro forma financial information is presented as though the acquisition had been completed as of the beginning of the periods presented.

	Year Ended December 31,
	2008	2007
	($ in thousands, except per share amounts)

Pro forma investment income	$740,156	$845,581
Pro forma net (loss) income	(176,367)	226,182
Pro forma net (loss) income per share — basic	(0.70)	1.18
Pro forma net (loss) income per share — diluted	(0.70)	1.17

Note 4.	Cash and Cash Equivalents and Restricted Cash

As of December 31, 2008 and 2007, our current cash and cash equivalents and restricted cash balances were as follows:

	December 31,
	2008	2007
	($ in thousands)

Cash and due from banks(1)	$249,610	$82,588
Interest-bearing deposits in other banks(2)	19,963	30,778
Other short-term investments(3)	984,237	411,267
Investment securities(4)	504,136	167,869

Total cash and cash equivalents and restricted cash	$1,757,946	$692,502

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents principal and interest collections on loan assets held by securitization trusts or pledged to credit facilities and escrows for future expenses related to our direct real estate investments. The restricted portion of the balance was $60.9 million and $82.1 million as of December 31, 2008 and 2007, respectively.

(2)	Represents principal and interest collections on loan assets pledged to credit facilities. The restricted portion was $8.4 million and $6.2 million as of December 31, 2008 and 2007, respectively.

(3)	Represents cash invested in money market funds that invest primarily in U.S. Treasury securities and repurchase agreements secured by U.S. Treasury securities and principal and interest collections on loan assets held by securitization trusts or pledged to credit facilities. The restricted portion was $150.0 million and $268.2 million as of December 31, 2008 and 2007, respectively.

(4)	Represents Discount Notes with AAA ratings totaling $303.0 million issued by the Federal Home Loan Bank (“FHLB”) Fannie Mae and Freddie Mac (“Agency Discount Notes”) with a remaining weighted average maturity of 61 days. Approximately $2.2 million of the investment securities are U.S. Treasury securities with a remaining weighted average maturity of 29 days and approximately $200.0 million are FHLB discount notes with a remaining weighted average maturity of nine days, that collateralize various financings under our repurchase agreements and derivatives, which are held under the custody of our prime broker. The restricted portion was $200.0 million and $157.3 million as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, approximately $1.2 billion of our cash and cash equivalents was held by CapitalSource Bank and can only be used by CapitalSource Bank.

Note 5.	Mortgage-Related Receivables and Related Owner Trust Securitizations

In February 2006, we purchased beneficial interests in SPEs that acquired and securitized pools of adjustable rate, prime residential mortgage loans. These beneficial interests are subordinate to other interests issued by the SPEs that are held by third parties. In accordance with the provisions of FIN 46(R), we determined that the SPEs were variable interest entities designed to create and pass along risks related to the credit performance of the underlying residential mortgage loan portfolio. We concluded that we were the primary beneficiary of the SPEs as we expected that our subordinated interests will absorb a majority of the expected losses related to these risks. As a result, we consolidated the assets and liabilities of such entities for financial statement purposes. In so doing, we also determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by the SPEs to fund these receivables, on our accompanying audited consolidated balance sheets as of December 31, 2008 and 2007. The carrying amount of the assets and liabilities of the SPEs reported on our consolidated balance sheet as of December 31, 2008, were $1.8 billion and $1.7 billion, respectively. We are restricted from pledging or exchanging the assets held by the SPEs. Cash flows from the underlying residential mortgage loans are designated to pay off the related liabilities. Recourse is limited to the assets held in the SPE and does not extend to the general credit of CapitalSource. Our economic exposure at December 31, 2008 is limited to $84.3 million in beneficial interests we purchased in the respective securitization trusts.

Recognized mortgage-related receivables are, in economic substance, mortgage loans. Such mortgage loans are all prime, hybrid adjustable-rate loans. At acquisition by us, mortgage loans that back mortgage-related receivables had a weighted average loan-to-value ratio of 73% and a weighted average Fair Isaac & Co. (“FICO”) score of 737.

As of December 31, 2008 and 2007, the carrying amount of our residential mortgage-related receivables, including accrued interest and the unamortized balance of purchase discounts, was $1.8 billion and $2.0 billion, respectively. As of December 31, 2008 and 2007, the weighted average interest rate on such receivables was 5.36% and 5.38%, respectively, and the weighted average contractual maturity was approximately 27 years and 28 years, respectively. As of December 31, 2008, approximately 95% of recognized mortgage-related receivables were financed with permanent term debt that was recognized by us through the consolidation of the referenced SPEs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008 and 2007, mortgage-related receivables, whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure and foreclosed were as follows:

	December 31,
	2008		2007
	($ in thousands)

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure(1)	$51,348		$14,751
Percentage of mortgage-related receivables	2.82	%(2)	0.72%

(1)	Mortgage loans 90 or more days past due are also placed on non-accrual status.

(2)	By comparison, in its December 2008 Monthly Summary Reports, which reflected up to November 2008 performance, Fannie Mae reported single-family delinquency (“SDQ”) rate of 2.13%. The SDQ rates are based on loans 90 days or more delinquent or in foreclosure as of period end. Freddie Mac reported a SDQ rate of 1.78% in its December 2008 Monthly Summary Report, which reflected up to December 2008 performance, The SDQ rate from Freddie Mac includes loans underlying their structured transactions. The comparable December 2008 statistic for mortgage-related receivables was 3.02%.

During the year ended December 31, 2008, the carrying value of foreclosed assets increased by $4.5 million from December 31, 2007. As of December 31, 2008 and 2007, the carrying values of the foreclosed assets were $7.3 million and $2.8 million, respectively.

In connection with recognized mortgage-related receivables, we recorded provisions for loan losses of $16.2 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, we charged off $7.6 million and $0.7 million, respectively, net of recoveries, of these mortgage-related receivables. The allowance for loan losses was $9.3 million and $0.8 million as of December 31, 2008 and 2007, respectively, and were recorded on a net basis in the accompanying audited consolidated balance sheets as a reduction to the carrying value of mortgage-related receivables.

During the years ended December 31, 2008, 2007 and 2006, we recognized interest income on our mortgage-related receivables and related owner trust securitizations of $94.5 million, $127.3 million and $115.5 million, respectively, as a component of interest income on loans in the accompanying audited consolidated statements of income.

Note 6.	Residential Mortgage-Backed Securities and Certain Derivative Instruments

We invested in RMBS, which are securities collateralized by residential mortgage loans. These securities include mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency RMBS”). We also invested in RMBS issued by non-government-sponsored entities that are credit-enhanced through the use of subordination or in other ways (hereinafter, “Non-Agency RMBS”). All of our Agency RMBS are collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We account for our Agency RMBS as debt securities that are classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying audited consolidated balance sheets. We account for our Non-Agency RMBS as debt securities that are classified as available-for-sale and included in investments on our accompanying audited consolidated balance sheets. For additional information about our Non-Agency RMBS and other mortgage-backed securities held at CapitalSource Bank, see Note 8, Marketable Securities and Investments.

As of December 31, 2008 and 2007, we owned $1.5 billion and $4.0 billion, respectively, in Agency RMBS, including accrued interest, that were pledged as collateral for repurchase agreements used to finance the acquisition of these investments. As of December 31, 2008 and 2007, our portfolio of Agency RMBS comprised hybrid adjustable-rate securities with varying fixed period terms issued and guaranteed by Fannie Mae or Freddie Mac. The weighted average net coupon of Agency RMBS in our portfolio was 5.01% and 5.07% as of December 31, 2008 and 2007, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008 and 2007, the fair values of Agency RMBS, including accrued interest, in our portfolio was $1.5 billion and $4.1 billion, respectively. During the years ended December 31, 2008, 2007 and 2006, we recognized unrealized losses of $18.5 million, unrealized gains of $34.9 million and unrealized losses of $3.8 million, respectively, related to these investments as a component of (loss) gain on residential mortgage investment portfolio in the accompanying audited consolidated statements of income. During the year ended December 31, 2008, we sold Agency RMBS with a face value of $2.1 billion, realizing a gain of $21.4 million as a component of (loss) gain on residential mortgage investment portfolio in the accompanying audited consolidated statements of income. During the year ended December 31, 2008, we also unwound derivatives related to the sold Agency RMBS. During the year ended December 31, 2007, we did not sell any Agency RMBS. During the year ended December 31, 2006, we recognized a net unrealized loss of $10.8 million in (loss) gain on residential mortgage investment portfolio related to period changes in the fair value of our forward commitments to purchase Agency RMBS that were being accounted for on a net basis.

We use various derivative instruments to hedge the interest rate risk associated with the mortgage investments in our portfolio with the risk management objective to maintain approximately a zero, net duration position. We accounted for these as derivative instruments and, as such, adjust these instruments to fair value through income as a component of (loss) gain on residential mortgage investment portfolio in the accompanying audited consolidated statements of income. During the years ended December 31, 2008, 2007 and 2006, we recognized a net realized and unrealized losses of $101.6 million, $79.6 million and net realized and unrealized gains of $18.1 million, respectively, related to these derivative instruments. These amounts include interest-related accruals that we recognize in connection with the periodic settlement of these instruments.

During the first quarter of 2009, we sold all of our Agency RMBS remaining in our residential mortgage investment portfolio, realizing a gain of $28.0 million. We also unwound all derivatives related to the sold Agency RMBS and recognized a realized loss of $79.0 million related to the unwound derivatives.

Note 7.	Commercial Lending Assets and Credit Quality

As of December 31, 2008 and 2007, our total commercial loan portfolio had an outstanding balance of $10.9 billion and $9.9 billion, respectively. Included in these amounts were loans, the “A” Participation Interest, loans held for sale and related interest and fee receivables (collectively, “Commercial Lending Assets”). As of December 31, 2008 and 2007, interest and fee receivables totaled $93.3 million and $56.3 million, respectively. Our loans held for sale were recorded at the lower of cost or fair market value on the accompanying audited consolidated balance sheets. During the year ended December 31, 2008, we transferred $85.7 million of loans designated as held for sale back to the loan held for investment portfolio based upon our intent to retain the loans for investment. During the year ended December 31, 2008, 2007 and 2006, we recognized net gains on the sale of loans of $2.8 million, $9.1 million and $2.0 million, respectively.

Also included in loans on the accompanying audited consolidated balance sheets are purchased loans, which totaled $841.2 million and $638.4 million as of December 31, 2008 and 2007, respectively. The accretable discount on purchased loans as of December 31, 2008 and 2007 totaled $77.5 million and $22.5 million, respectively, which is reflected in deferred loan fees and discounts in our accompanying audited consolidated balance sheets. During the years ended December 31, 2008 and 2007, we accreted $19.3 million and $5.9 million, respectively, into fee income from purchased loan discounts. For the year ended December 31, 2008, we had $74.3 million of additions to accretable discounts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents our commercial loan balances, including related interest receivable, by type of loans as of December 31, 2008 and 2007.

	December 31,
	2008		2007
	($ in thousands)

Composition of commercial loans by loan type:
Commercial loans	$6,387,000	67.3%	$6,486,601	65.8%
Real estate	2,121,666	22.3	2,232,916	22.6
Real estate — construction	986,207	10.4	1,148,220	11.6

Total	$9,494,873	100.0%	$9,867,737	100.0%

Commercial Real Estate “A” Participation Interest

As discussed in Note 3, Acquisition, on July 25, 2008, we acquired the “A” Participation Interest, which, at the date of acquisition was a $1.9 billion interest in a $4.8 billion pool of commercial real estate loans. On the date of acquisition, we recorded the “A” Participation Interest at its estimated fair value of $1.8 billion, a $63.1 million discount to the underlying principal balance of the instrument.

The activity with respect to the “A” Participation Interest for the period from July 25, 2008 to December 31, 2008 was as follows ($ in thousands):

“A” Participation Interest as of July 25, 2008	$1,820,638
Principal payments	(447,804)
Discount accretion	23,777

“A” Participation Interest as of December 31, 2008	$1,396,611

During the period from July 25, 2008 to December 31, 2008, we recognized $54.2 million in interest income on the “A” Participation Interest.

The “A” Participation Interest is reported at the outstanding principal balance less the associated discount and the interest is accrued as earned. The discount is accreted into interest income over the estimated life of the instrument using the interest method.

The “A” Participation Interest is governed by a participation agreement that is structured to minimize our exposure to credit risk. We have pari passu rights in the underlying loans pursuant to which we receive 70% of all borrower principal repayments from the underlying loans and properties. In addition, under the participation agreement, iStar FM Loans, LLC, the holder of the “B” Participation Interest, assumed all future funding obligations with respect to the loans underlying the participation agreement. Accordingly, although the holder of the “B” Participation Interest continues to increase its percentage of the overall funding of the underlying loans, we continue to receive 70% of all borrower repayments. Thus, the structure of the “A” Participation Interest accelerates the paydown of the “A” Participation Interest, relative to the paydown of the overall underlying portfolio. This accelerated paydown serves to reduce our exposure to credit risk. Additionally, the “A” Participation Interest is structured so that we do not have loan and property-level risk. We receive payments based on the cash flows of the entire underlying pool of assets and not any one asset in particular. Therefore, we will incur a loss only if the portfolio, as a whole, fails to perform at least to the extent of the “A” Participation Interest balance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Quality

As of December 31, 2008 and 2007, the principal balances of loans contractually delinquent, non-accrual loans and impaired loans in our commercial lending assets were as follows:

	December 31,
Commercial Loan Asset Classification	2008	2007
	($ in thousands)

Loans 30-89 days contractually delinquent	$299,322	$83,511
Loans 90 or more days contractually delinquent(1)	141,104	58,411
Non-accrual loans(2)	439,547	170,522
Impaired loans(3)	692,278	318,945

(1)	The aggregate principal balance of loans 90 or more days contractually delinquent that are on accrual status was $30.5 million and $2.2 million as of December 31, 2008 and 2007, respectively.

(2)	Includes commercial loans with aggregate principal balances of $145.2 million and $55.5 million as of December 31, 2008 and 2007, respectively, which were also classified as loans 30 or more days contractually delinquent. Includes non-performing loans classified as held for sale that had an aggregate principal balance of $14.5 million as of December 31, 2008. As of December 31, 2007, there were no non-performing loans classified as held for sale.

(3)	Includes commercial loans with aggregate principal balances of $247.6 million and $55.5 million as of December 31, 2008 and 2007, respectively, which were also classified as loans 30 or more days contractually delinquent, and commercial loans with aggregate principal balances of $423.4 million and $170.5 million as of December 31, 2008 and 2007, respectively, which were also classified as loans on non-accrual status. The carrying values of impaired commercial loans were $683.1 million and $311.6 million as of December 31, 2008 and 2007, respectively, prior to the application of allocated reserves.

Consistent with the provisions of SFAS No. 114, we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include those loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us, as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. As of December 31, 2008 and 2007, we had $359.3 million and $119.7 million of impaired commercial loans, respectively, with allocated reserves of $87.4 million and $27.4 million, respectively. As of December 31, 2008 and 2007, we had $333.0 million and $199.2 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal and interest amounts due.

As of December 31, 2008, no allowance for loan loss was deemed necessary with respect to the “A” Participation Interest.

The average balances of impaired commercial loans during the years ended December 31, 2008, 2007 and 2006 were $535.2 million, $308.4 million and $238.6 million, respectively. The total amounts of interest income that were recognized on impaired commercial loans during the years ended December 31, 2008, 2007 and 2006, were $29.0 million, $19.7 million and $10.0 million, respectively. The amounts of cash basis interest income that were recognized on impaired commercial loans during the years ended December 31, 2008, 2007 and 2006, were $20.9 million, $18.5 million and $8.8 million, respectively. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been increased by $50.3 million, $35.2 million and $23.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During the year ended December 31, 2008, commercial loans with an aggregate carrying value of $589.1 million, as of their respective restructuring dates, were involved in troubled debt restructurings as defined by SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. As of December 31, 2008, commercial loans

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with an aggregate carrying value of $381.4 million were involved in troubled debt restructurings. Additionally, under SFAS No. 114, loans involved in troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $48.0 million as of December 31, 2008. For the year ended December 31, 2007, commercial loans with an aggregate carrying value of $235.5 million as of their respective restructuring dates, were involved in troubled debt restructurings. As of December 31, 2007, commercial loans with an aggregate carrying value of $263.9 million were involved in troubled debt restructurings. The allocated reserve for commercial loans that were involved in troubled debt restructurings was $23.1 million as of December 31, 2007.

Activity in the allowance for loan losses related to our Commercial Banking segment for the years ended December 31, 2008, 2007 and 2006, was as follows:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Balance as of beginning of year	$138,930	$120,575	$87,370
Provision for loan losses	576,805	77,576	81,211
Charge offs, net of recoveries	(270,900)	(57,489)	(48,006)
Transfers to held for sale	(20,991)	(1,732)	—

Balance as of end of year	$423,844	$138,930	$120,575

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

As of December 31, 2008 and 2007, we had $84.4 million and $19.7 million, respectively, of REO, which was recorded in other assets on our audited consolidated balance sheet. During the year ended December 31, 2008, we sold $7.3 million of our REO and recognized gain of $0.5 million as a component of other (expense) income, net in the accompanying audited consolidated statements of income. We did not sell any of our REO during the year ended December 31, 2007. During the years ended December 31, 2008 and 2007, we recorded writedowns of $16.7 million and $1.2 million, respectively, related to our REO as a component of other (expense) income, net, in the accompanying audited consolidated statements of income. We did not have any REO during the year ended December 31, 2006.

Additionally, during the year ended December 31, 2008, we foreclosed on assets that collateralized loans that had a book value of $61.3 million. Based on our intent to hold and use these assets, we recorded them at their estimated fair value of $42.3 million as a component of other assets on our accompanying audited consolidated balance sheets and charged off $19.0 million against our allowance for loan losses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Marketable Securities and Investments

Marketable Securities, available-for-sale

As of December 31, 2008, our marketable securities, available-for-sale, were as follows:

						Average
						Remaining
		Unrealized	Unrealized	Fair	Book	Term
	Cost	Gains	Losses	Value	Yield	(Months)
	($ in thousands)

Agency Discount Notes	$149,383	$562	$—	$149,945	2.77%	2
Agency Callable Notes	312,829	2,249	—	315,078	3.66	22
Agency Debt	30,697	—	(383)	30,314	4.45	24
Agency MBS	141,213	1,023	—	142,236	4.62	29
Corporate Debt	4,994	147	—	5,141	3.04	35

Total	$639,116	$3,981	$(383)	$642,714

As of December 31, 2008, we owned $642.7 million, in marketable securities, available-for-sale. Included in these marketable securities, available-for-sale, were Agency Discount Notes, callable notes issued by Fannie Mae, Freddie Mac, FHLB and Federal Farm Credit Bank (“Agency Callable Notes”), bonds issued by the FHLB (“Agency Debt”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”) and a corporate debt security issued by Wells Fargo & Company and guaranteed by the FDIC (“Corporate Debt”). With the exception of the Corporate Debt, CapitalSource Bank pledged all of the marketable securities, available-for-sale, to the FHLB of San Francisco as a source of contingent borrowing capacity as of December 31, 2008.

During the year ended December 31, 2008, we recognized $2.1 million (after-tax), in net unrealized gains related to these marketable securities as a component of accumulated other comprehensive income in our accompanying audited consolidated balance sheet. During the year ended December 31, 2008, we sold marketable securities, available-for-sale for $82.3 million, recognizing gross pre-tax gains of $0.2 million. During the year ended December 31, 2008, we reviewed these securities for impairment and do not consider them to be other-than-temporarily impaired. As of December 31, 2008, all of these securities were held at CapitalSource Bank.

Investments

As of December 31, 2008 and 2007, our investments were as follows:

	December 31,
	2008	2007
	($ in thousands)

Investments carried at cost	$61,279	$127,183
Investments carried at fair value:
Investments available-for-sale(1)	36,837	13,309
Warrants	4,661	8,994
Investments accounted for under the equity method	61,806	82,159
Investments held-to-maturity(2)	14,389	—

Total	$178,972	$231,645

(1)	Amount includes $0.4 million and $4.5 million of Non-Agency RMBS, as of December 31, 2008 and 2007, respectively, with maturity dates greater than ten years, and an investment in a subordinated note of a collateralized loan obligation of $2.4 million and $5.3 million as of December 31, 2008 and 2007, respectively, that matures in 2020 and a $33.8 million corporate debt securities that mature in 2013, 2016 and 2018.

(2)	As of December 31, 2008, the carrying value of these investments approximates fair value, thus there are no unrealized holding gains or losses associated with these securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2008, 2007 and 2006, we recognized net pre-tax gains of $6.2 million, $17.0 million and $9.3 million, respectively, on investments sold that were carried at cost. We did not sell any available-for-sale investments during the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, we sold available-for-sale investments for $7.1 million and $48.0 million, respectively, recognizing gross pre-tax gains of $5.2 million and $0.3 million, respectively.

As of December 31, 2008 and 2007, unrealized gains (losses) on investments carried at fair value were as follows:

	December 31, 2008
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in thousands)

Investments available-for-sale(1)	$37,305	$52	$(520)	$36,837
Warrants(2)	8,043	3,116	(6,498)	4,661

Total	$45,348	$3,168	$(7,018)	$41,498

	December 31, 2007
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in thousands)

Investments available-for-sale(1)	$13,509	$13	$(213)	$13,309
Warrants(2)	10,520	3,444	(4,970)	8,994

Total	$24,029	$3,457	$(5,183)	$22,303

(1)	Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (loss), net, on the accompanying audited consolidated balance sheets, to the extent that the losses are not considered other-than-temporary impairments.

(2)	Unrealized gains and losses on warrants are included in (loss) gain on investments, net in the accompanying audited consolidated statements of income.

As of December 31, 2008 and 2007, our investments that were in an unrealized loss position for which other-than-temporary impairments have not been recognized were as follows:

	December 31,
	2008		2007
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	($ in thousands)

Investments carried at cost	$2,774	$10,208	$5,314	$13,844
Investments available-for-sale:
Debt securities	219	2,781	171	289
Equity investments	301	213	42	473

Total	$3,294	$13,202	$5,527	$14,606

We evaluate each of these investments for impairment by considering the length of time and extent to which the market value has been less than the cost basis. During the years ended December 31, 2008 and 2007, we recorded other-than-temporary declines in the fair value of our Non-Agency RMBS of $4.1 million and $30.4 million, respectively, as a component of (loss) gain on residential mortgage investment portfolio in the accompanying audited consolidated statements of income in accordance with FASB Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets. During the years ended December 31, 2008 and 2007, we also

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded other-than-temporary declines in the fair value of an investment in a subordinated note of a collateralized loan obligation of $3.0 million and $0.7 million, respectively, as a component of other income, net of expense in the accompanying audited consolidated statements of income. Additionally, we also recorded a $17.9 million other-than-temporary impairment related to corporate debt securities during the year ended December 31, 2008. We did not record any other-than-temporary declines in the fair value of these investments during the years ended December 31, 2007 and 2006.

During the years ended December 31, 2008, 2007 and 2006, we recorded other-than-temporary impairments of $60.0 million, $8.5 million, and $5.3 million, respectively, relating to our investments carried at cost.

As of December 31, 2008, we had commitments to contribute up to an additional $17.0 million to 18 private equity funds and $0.8 million to an equity investment.

Certain investments are subject to clawback or put/call right provisions. The investment and carrying value information is net of any restrictions related to the warrant or underlying shares/units.

Note 9.	Guarantor Information

The following represents the supplemental consolidating condensed financial information of CapitalSource Inc., which, as discussed in Note 13, Borrowings, is the issuer of both Senior Debentures and Subordinated Debentures (together, the “Debentures,”), and CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of the Debentures, and our subsidiaries that are not guarantors of the Debentures, as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006. CapitalSource Finance, a 100% owned indirect subsidiary of CapitalSource Inc., has guaranteed the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

December 31, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
		Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$11	$1,230,254	$38,866	$69,432	$—	$1,338,563
Restricted cash	—	35,695	81,337	302,351	—	419,383
Marketable securities, available for sale	—	642,714	—	—	—	642,714
Mortgage-related receivables, net	—	—	—	1,801,535	—	1,801,535
Mortgage-backed securities pledged, trading	—	—	—	1,489,291	—	1,489,291
Commercial real estate “A” participation interest, net	—	1,396,611	—	—	—	1,396,611
Loans held for sale	—	1,561	—	6,982	—	8,543
Loans:
Loans	—	6,040,079	398,509	2,958,169	(6)	9,396,751
Less deferred loan fees and discounts	—	(85,245)	(32,950)	(45,052)	(11,070)	(174,317)
Less allowance for loan losses	—	(55,600)	(295,002)	(73,242)	—	(423,844)

Loans, net	—	5,899,234	70,557	2,839,875	(11,076)	8,798,590
Interest receivable	—	55,689	2,178	59,649	—	117,516
Direct real estate investments, net	—	—	—	989,716	—	989,716
Investment in subsidiaries	4,397,772	—	1,657,532	1,602,354	(7,657,658)	—
Intercompany note receivable	75,000	9	185,765	264,000	(524,774)	—
Investments	—	104,589	22,334	52,049	—	178,972
Goodwill	—	173,135	—	—	—	173,135
Other assets	34,438	102,213	253,270	853,546	(183,135)	1,060,332

Total assets	$4,507,221	$9,641,704	$2,311,839	$10,330,780	$(8,376,643)	$18,414,901

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$—	$5,043,695	$—	$—	$—	$5,043,695
Repurchase agreements	—	—	—	1,595,750	—	1,595,750
Credit facilities	890,000	456,999	82,462	15,601	—	1,445,062
Term debt	—	2,238,382	—	3,100,074	—	5,338,456
Other borrowings	715,885	—	441,899	402,440	—	1,560,224
Other liabilities	62,181	198,272	52,552	463,656	(184,525)	592,136
Intercompany note payable	—	46,850	122,917	355,007	(524,774)	—

Total liabilities	1,668,066	7,984,198	699,830	5,932,528	(709,299)	15,575,323
Noncontrolling interests	—	—	—	480	(23)	457
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2,828	921,000	—	—	(921,000)	2,828
Additional paid-in capital	3,683,265	146,019	699,806	3,926,123	(4,772,148)	3,683,065
(Accumulated deficit) retained earnings	(855,836)	587,837	908,731	468,063	(1,964,662)	(855,867)
Accumulated other comprehensive income, net	8,898	2,650	3,472	3,586	(9,511)	9,095

Total shareholders’ equity	2,839,155	1,657,506	1,612,009	4,397,772	(7,667,321)	2,839,121

Total liabilities, noncontrolling interests and shareholders’ equity	$4,507,221	$9,641,704	$2,311,839	$10,330,780	$(8,376,643)	$18,414,901

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

December 31, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

ASSETS
Cash and cash equivalents	$—	$151,511	$19,005	$8,183	$—	$178,699
Restricted cash	—	80,782	168,928	264,093	—	513,803
Mortgage-related receivables, net	—	—	—	2,033,296	—	2,033,296
Mortgage-backed securities pledged, trading	—	—	—	4,030,180	—	4,030,180
Loans held for sale	—	78,675	15,652	—	—	94,327
Loans:
Loans	—	4,221,190	459,561	5,036,952	(557)	9,717,146
Less deferred loan fees and discounts	—	(37,052)	(61,492)	(49,053)	508	(147,089)
Less allowance for loan losses	—	—	(107,611)	(31,319)	—	(138,930)

Loans, net	—	4,184,138	290,458	4,956,580	(49)	9,431,127
Interest receivable	—	16	22,446	72,979	—	95,441
Direct real estate investments, net	—	—	—	1,017,604	—	1,017,604
Investment in subsidiaries	3,777,732	—	1,079,432	1,217,739	(6,074,903)	—
Intercompany note receivable	75,000	9	286,101	207,806	(568,916)	—
Investments	—	122,224	39,536	69,885	—	231,645
Goodwill	—	—	5,344	—	—	5,344
Other assets	18,046	42,570	113,919	255,504	(21,156)	408,883

Total assets	$3,870,778	$4,659,925	$2,040,821	$14,133,849	$(6,665,024)	$18,040,349

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$—	$12,673	$—	$3,897,354	$—	$3,910,027
Credit facilities	480,237	932,195	—	794,631	—	2,207,063
Term debt	—	2,570,125	—	4,576,863	(551)	7,146,437
Other borrowings	780,630	—	535,991	387,487	—	1,704,108
Other liabilities	27,640	18,634	79,793	340,092	(21,162)	444,997
Intercompany note payable	—	46,850	207,806	314,260	(568,916)	—

Total liabilities	1,288,507	3,580,477	823,590	10,310,687	(590,629)	15,412,632
Noncontrolling interests	—	34	—	45,430	(18)	45,446
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2,207	—	—	—	—	2,207
Additional paid-in capital	2,902,501	524,914	90,979	3,256,263	(3,872,156)	2,902,501
(Accumulated deficit) retained earnings	(327,387)	549,305	1,120,817	516,216	(2,186,338)	(327,387)
Accumulated other comprehensive income, net	4,950	5,195	5,435	5,253	(15,883)	4,950

Total shareholders’ equity	2,582,271	1,079,414	1,217,231	3,777,732	(6,074,377)	2,582,271

Total liabilities, noncontrolling interests and shareholders’ equity	$3,870,778	$4,659,925	$2,040,821	$14,133,849	$(6,665,024)	$18,040,349

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended December 31, 2008

		CapitalSource Finance LLC		Other
		Combined Non-	Combined	Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income:
Loans	$4,335	$490,010	$34,160	$431,463	$(13,375)	$946,593
Mortgage-backed securities pledged, trading	—	—	—	122,181	—	122,181
Other	—	20,440	3,705	15,642	—	39,787

Total interest income	4,335	510,450	37,865	569,286	(13,375)	1,108,561
Fee income	—	27,631	59,751	41,343	4,421	133,146

Total interest and fee income	4,335	538,081	97,616	610,629	(8,954)	1,241,707
Operating lease income	—	—	—	107,748	—	107,748

Total investment income	4,335	538,081	97,616	718,377	(8,954)	1,349,455
Interest expense:
Deposits	—	76,245	—	—	—	76,245
Borrowings	108,320	142,132	47,456	351,332	(13,375)	635,865

Total interest expense	108,320	218,377	47,456	351,332	(13,375)	712,110

Net investment (loss) income	(103,985)	319,704	50,160	367,045	4,421	637,345
Provision for loan losses	—	55,600	479,281	58,165	—	593,046

Net investment (loss) income after provision for loan losses	(103,985)	264,104	(429,121)	308,880	4,421	44,299
Operating expenses:
Compensation and benefits	1,061	29,446	112,890	4	—	143,401
Depreciation on direct real estate investments	—	—	—	35,889	—	35,889
Professional fees	3,577	5,596	34,668	10,728	(1,991)	52,578
Other administrative expenses	38,175	24,765	48,480	5,120	(57,213)	59,327

Total operating expenses	42,813	59,807	196,038	51,741	(59,204)	291,195
Other income (expense):
Loss on investments, net	—	(10,492)	(9,147)	(53,716)	(214)	(73,569)
(Loss) gain on derivatives	—	(7,449)	36,829	(66,179)	(4,283)	(41,082)
Loss on residential mortgage investment portfolio	—	—	—	(102,779)	—	(102,779)
(Loss) gain on debt extinguishment	(28,296)	4,160	29,854	53,138	—	58,856
Other income (expense)	54	5,830	56,143	(7,689)	(69,847)	(15,509)
Earnings in subsidiaries	(47,939)	—	96,776	(288,141)	239,304	—
Intercompany	—	(83,155)	137,068	(53,913)	—	—

Total other income	(76,181)	(91,106)	347,523	(519,279)	164,960	(174,083)
Noncontrolling interests expense	—	4	—	1,428	(6)	1,426

Net income (loss) before income taxes	(222,979)	113,187	(277,636)	(263,568)	228,591	(422,405)
Income taxes	(569)	16,417	—	(215,629)	—	(199,781)

Net income (loss)	$(222,410)	$96,770	$(277,636)	$(47,939)	$228,591	$(222,624)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended December 31, 2007

		CapitalSource Finance LLC		Other
		Combined Non-	Combined	Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Net investment income:
Interest income:
Loans	$12,203	$471,003	$76,333	$495,765	$(15,771)	$1,039,533
Mortgage-backed securities pledged, trading	—	—	—	212,869	—	212,869
Other	2	5,795	8,566	11,138	—	25,501

Total interest income	12,205	476,798	84,899	719,772	(15,771)	1,277,903
Fee income	—	72,814	55,483	34,134	(36)	162,395

Total interest and fee income	12,205	549,612	140,382	753,906	(15,807)	1,440,298
Operating lease income	—	—	—	97,013	—	97,013

Total investment income	12,205	549,612	140,382	850,919	(15,807)	1,537,311
Interest expense:
Deposits	—	—	—	—	—	—
Borrowings	55,052	236,533	46,171	525,256	(15,771)	847,241

Total interest expense	55,052	236,533	46,171	525,256	(15,771)	847,241

Net investment (loss) income	(42,847)	313,079	94,211	325,663	(36)	690,070
Provision for loan losses	—	—	64,657	13,984	—	78,641

Net investment (loss) income after provision for loan losses	(42,847)	313,079	29,554	311,679	(36)	611,429
Operating expenses:
Compensation and benefits	1,194	20,781	135,676	104	—	157,755
Depreciation on direct real estate investments	—	—	—	32,004	—	32,004
Professional fees	2,905	2,890	17,546	6,034	—	29,375
Other administrative expenses	48,074	3,429	39,725	3,917	(46,288)	48,857

Total operating expenses	52,173	27,100	192,947	42,059	(46,288)	267,991
Other income (expense):
Gain (loss) on investments, net	—	22,028	(2,192)	434	—	20,270
Gain (loss) on derivatives	—	544	8,534	(55,228)	—	(46,150)
Loss on residential mortgage investment portfolio	—	—	—	(75,164)	—	(75,164)
Gain on debt extinguishment	—	—	—	678	—	678
Other income (expense)	—	18,133	52,761	566	(45,744)	25,716
Earnings in subsidiaries	271,307	—	297,473	225,698	(794,478)	—
Intercompany	—	(29,195)	32,007	(2,812)	—	—

Total other income (expense)	271,307	11,510	388,583	94,172	(840,222)	(74,650)
Noncontrolling interests expense	—	26	—	4,922	(10)	4,938

Net income before income taxes	176,287	297,463	225,190	358,870	(793,960)	263,850
Income taxes	—	—	—	87,563	—	87,563

Net income	$176,287	$297,463	$225,190	$271,307	$(793,960)	$176,287

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended December 31, 2006

		CapitalSource Finance LLC		Other
		Combined Non-	Combined	Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Net investment income:
Interest income:
Loans	$9,744	$449,005	$69,150	$332,256	$(12,425)	$847,730
Mortgage-backed securities pledged, trading	—	—	—	147,308	—	147,308
Other	553	5,781	9,470	5,691	—	21,495

Total interest income	10,297	454,786	78,620	485,255	(12,425)	1,016,533
Fee income	—	96,535	17,318	56,632	—	170,485

Total interest and fee income	10,297	551,321	95,938	541,887	(12,425)	1,187,018
Operating lease income	—	—	—	30,742	—	30,742

Total investment income	10,297	551,321	95,938	572,629	(12,425)	1,217,760
Interest expense:
Deposits	—	—	—	—	—	—
Borrowings	34,878	221,180	35,156	327,936	(12,425)	606,725

Total interest expense	34,878	221,180	35,156	327,936	(12,425)	606,725

Net investment (loss) income	(24,581)	330,141	60,782	244,693	—	611,035
Provision for loan losses	—	—	71,714	9,848	—	81,562

Net investment (loss) income after provision for loan losses	(24,581)	330,141	(10,932)	234,845	—	529,473
Operating expenses:
Compensation and benefits	—	21,514	114,398	—	—	135,912
$Depreciation on direct real estate investments	—	—	—	11,468	—	11,468
Professional fees	6,051	2,239	15,607	4,443	—	28,340
Other administrative expenses	17,643	2,311	34,557	868	(15,047)	40,332

Total operating expenses	23,694	26,064	164,562	16,779	(15,047)	216,052
Other income (expense):
Gain on investments, net	—	11,864	237	—	—	12,101
(Loss) gain on derivatives	—	(721)	2,644	562	—	2,485
Gain on residential mortgage investment portfolio	—	—	—	2,528	—	2,528
Loss on debt extinguishment	—	—	—	(2,497)	—	(2,497)
Other income (expense)	75,017	8,562	29,179	—	(90,047)	22,711
Earnings in subsidiaries	327,534	—	292,851	180,717	(801,102)	—
Intercompany	—	(30,930)	30,930	—	—	—

Total other income (expense)	402,551	(11,225)	355,841	181,310	(891,149)	37,328
Noncontrolling interests expense	—	9	—	4,710	(8)	4,711

Net income before income taxes and cumulative effect of accounting change	354,276	292,843	180,347	394,666	(876,094)	346,038
Income taxes	—	—	—	67,132	—	67,132

Net income before cumulative effect of accounting change	354,276	292,843	180,347	327,534	(876,094)	278,906
Cumulative effect of accounting change, net of taxes	—	—	370	—	—	370

Net income	$354,276	$292,843	$180,717	$327,534	$(876,094)	$279,276

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2008

		CapitalSource Finance LLC		Other
		Combined Non-	Combined	Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net (loss) income	$(222,410)	$96,770	$(277,636)	$(47,939)	$228,591	$(222,624)
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of impact of acquisitions:
Stock option expense	—	53	966	—	—	1,019
Restricted stock expense	—	3,385	39,190	—	—	42,575
Loss (gain) on extinguishment of debt	28,296	(4,200)	(29,854)	(53,098)	—	(58,856)
Amortization of deferred loan fees and discounts	—	(38,544)	(33,738)	(18,685)	—	(90,967)
Paid-in-kind interest on loans	—	7,887	5,276	2,689	—	15,852
Provision for loan losses	—	55,600	479,281	58,165	—	593,046
Amortization of deferred financing fees and discounts	68,283	28,059	2,600	32,265	—	131,207
Depreciation and amortization	—	2,717	3,639	33,101	—	39,457
Benefit for deferred income taxes	(6,857)	(34,096)	(3,071)	(118,973)	—	(162,997)
Non-cash loss (gain) on investments, net	—	55,542	26,789	(81)	—	82,250
Impairment of Parent Company goodwill	—	—	5,344	—	—	5,344
Non-cash loss on property and equipment disposals	—	—	17,202	—	—	17,202
Unrealized loss on derivatives and foreign currencies, net	—	26,202	3,632	11,259	—	41,093
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	50,085	—	50,085
Net decrease in mortgage-backed securities pledged, trading	—	—	—	2,559,389	—	2,559,389
Amortization of discount on residential mortgage investments	—	—	—	(8,619)	—	(8,619)
Accretion of discount on commercial real estate “A” participation interest	—	(23,777)	—	—	—	(23,777)
(Increase) decrease in interest receivable	—	(50,445)	20,600	13,330	—	(16,515)
Decrease in loans held for sale, net	—	52,788	10,470	206,725	—	269,983
Decrease (increase) in intercompany note receivable	—	—	100,336	(56,194)	(44,142)	—
(Increase) decrease in other assets	(4,627)	(40,242)	(90,391)	(509,843)	161,979	(483,124)
Increase (decrease) in other liabilities	19,864	168,221	(28,783)	128,004	(163,363)	123,943
Net transfers with subsidiaries	(564,742)	462,171	48,010	293,346	(238,785)	—

Cash (used in) provided by operating activities, net of impact of acquisitions	(682,193)	768,091	299,862	2,574,926	(55,720)	2,904,966
Investing activities:
Decrease (increase) in restricted cash	—	45,087	87,591	(38,258)	—	94,420
Decrease in mortgage-related receivables, net	—	—	—	214,298	—	214,298
Decrease in commercial real estate “A” participation interest	—	447,804	—	—	—	447,804
Acquisition of CS Advisors CLO II	—	—	—	(18,619)	—	(18,619)
(Increase) decrease in loans, net	—	(1,736,575)	(316,348)	2,029,345	11,027	(12,551)
Acquisition of real estate, net of cash acquired	—	—	—	(10,121)	—	(10,121)
Acquisition of investments, net	—	(43,269)	(514)	(5,173)	—	(48,956)
Acquisition of marketable securities, available-for-sale	—	(639,116)	—	—	—	(639,116)
Net cash acquired in FIL transaction	—	3,187,037	—	—	—	3,187,037
Acquisition of property and equipment, net	—	(1,644)	(3,373)	(577)	—	(5,594)

Cash provided by (used in) investing activities	—	1,259,324	(232,644)	2,170,895	11,027	3,208,602
Financing activities:
Payment of deferred financing fees	(42,110)	(20,754)	273	(13,340)	—	(75,931)
Deposits accepted, net of repayments	—	(126,773)	—	—	—	(126,773)
(Decrease) increase in intercompany note payable	—	—	(84,889)	40,747	44,142	—
Repayments of repurchase agreements, net	—	(12,673)	—	(2,301,604)	—	(2,314,277)
Borrowings on (repayments of) credit facilities, net	409,763	(456,591)	100,712	(966,160)	—	(912,276)
Borrowings of term debt	—	—	—	56,108	—	56,108
Repayments of term debt	—	(331,881)	—	(1,477,390)	551	(1,808,720)
Repayments of other borrowings	—	—	(63,453)	(10,724)	—	(74,177)
Proceeds from issuance of common stock, net of offering costs	601,755	—	—	—	—	601,755
Proceeds from exercise of options	362	—	—	—	—	362
Tax expense on share based payments	—	—	—	(10,641)	—	(10,641)
Payment of dividends	(287,566)	—	—	(1,568)	—	(289,134)

Cash provided by (used in) financing activities	682,204	(948,672)	(47,357)	(4,684,572)	44,693	(4,953,704)

Increase (decrease) in cash and cash equivalents	11	1,078,743	19,861	61,249	—	1,159,864
Cash and cash equivalents as of beginning of year	—	151,511	19,005	8,183	—	178,699

Cash and cash equivalents as of end of year	$11	$1,230,254	$38,866	$69,432	$—	$1,338,563

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2007

		CapitalSource Finance LLC		Other
		Combined Non-	Combined	Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Operating activities:
Net income	$176,287	$297,463	$225,698	$271,307	$(794,468)	$176,287
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	475	7,094	—	—	7,569
Restricted stock expense	—	4,082	32,839	—	—	36,921
Gain on extinguishment of debt	—	—	—	(678)	—	(678)
Amortization of deferred loan fees and discounts	—	(26,287)	(34,368)	(27,903)	—	(88,558)
Paid-in-kind interest on loans	—	(7,839)	(14,390)	(7,824)	—	(30,053)
Provision for loan losses	—	—	64,658	13,983	—	78,641
Amortization of deferred financing fees and discounts	5,174	15,926	474	26,098	—	47,672
Depreciation and amortization	—	325	3,388	32,178	—	35,891
Benefit for deferred income taxes	—	—	—	41,793	—	41,793
Non-cash (gain) loss on investments, net	—	(4,018)	3,125	28	—	(865)
Non-cash (gain) loss on property and equipment disposals	—	(1,372)	1,254	1,155	—	1,037
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(7,476)	(7,084)	57,159	—	42,599
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	75,507	—	75,507
Net increase in mortgage-backed securities pledged, trading	—	—	—	(494,153)	—	(494,153)
Amortization of discount on residential mortgage investments	—	—	—	(39,380)	—	(39,380)
Decrease (increase) in interest receivable	52	4,412	(2,321)	(25,816)	—	(23,673)
Increase in loans held for sale, net	—	(174,006)	(53,781)	(371,110)	—	(598,897)
Decrease (increase) in intercompany note receivable	—	2,128	(67,101)	239,261	(174,288)	—
Decrease (increase) in other assets	1,219	(2,419)	(11,186)	(218,088)	(4,490)	(234,964)
Increase (decrease) in other liabilities	3,004	(9,541)	(17,033)	204,490	14,054	194,974
Net transfers with subsidiaries	(804,649)	(191,085)	(418,611)	619,877	794,468	—

Cash (used in) provided by operating activities	(618,913)	(99,232)	(287,345)	397,884	(164,724)	(772,330)
Investing activities:
Increase in restricted cash	—	(25,151)	(46,273)	(201,475)	—	(272,899)
Decrease in mortgage-related receivables, net	—	—	—	265,839	—	265,839
Decrease in receivables under reverse-repurchase agreements, net	—	51,892	—	—	—	51,892
(Increase) decrease in loans, net	—	(7,359)	245,446	(1,662,109)	(10,087)	(1,434,109)
Acquisition of real estate, net of cash acquired	—	—	—	(248,120)	—	(248,120)
Disposal (acquisition) of investments, net	—	38,771	(3,012)	(64,483)	—	(28,724)
Acquisition of property and equipment, net	—	(45)	(5,334)	—	—	(5,379)

Cash provided by (used in) investing activities	—	58,108	190,827	(1,910,348)	(10,087)	(1,671,500)
Financing activities:
Payment of deferred financing fees	(2,862)	(27,259)	(2,215)	(20,771)	—	(53,107)
Increase (decrease) in intercompany note payable	—	33,518	—	(207,806)	174,288	—
(Repayments of) borrowings under repurchase agreements, net	—	(50,586)	—	449,845	—	399,259
Borrowings on (repayments of) credit facilities, net	124,551	(66,776)	—	(105,189)	—	(47,414)
Borrowings of term debt	—	1,137,477	232	1,722,375	523	2,860,607
Repayments of term debt	—	(1,071,963)	(4,847)	(426,208)	—	(1,503,018)
Borrowings under other borrowings	245,000	—	75,630	—	—	320,630
Proceeds from issuance of common stock, net of offering costs	714,490	—	—	—	—	714,490
Proceeds from exercise of options	4,750	—	—	—	—	4,750
Tax expense on share based payments	—	—	—	2,054	—	2,054
Payment of dividends	(467,173)	—	—	(4,700)	—	(471,873)

Cash provided by (used in) financing activities	618,756	(45,589)	68,800	1,409,600	174,811	2,226,378

Increase in cash and cash equivalents	(157)	(86,713)	(27,718)	(102,864)	—	(217,452)
Cash and cash equivalents as of beginning of period	157	238,224	46,723	111,047	—	396,151

Cash and cash equivalents as of end of period	$—	$151,511	$19,005	$8,183	$—	$178,699

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2006

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Operating activities:
Net income	$354,276	$292,843	$180,717	$327,534	$(876,094)	$279,276
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	580	8,018	—	—	8,598
Restricted stock expense	—	2,611	22,084	—	—	24,695
Loss on extinguishment of debt	—	—	—	2,497	—	2,497
Non-cash prepayment fee	—	—	(8,353)	—	—	(8,353)
Cumulative effect of accounting change, net of taxes	—	—	(370)	—	—	(370)
Amortization of deferred loan fees and discounts	—	(45,732)	5,045	(45,561)	—	(86,248)
Paid-in-kind interest on loans	—	6,941	(3,733)	(2,877)	—	331
Provision for loan losses	—	—	71,714	9,848	—	81,562
Amortization of deferred financing fees and discounts	3,146	23,305	487	14,294	—	41,232
Depreciation and amortization	—	172	2,887	11,696	—	14,755
Benefit for deferred income taxes	—	—	—	(20,699)	—	(20,699)
Non-cash loss on investments, net	—	7,993	31	—	—	8,024
Non-cash (gain) loss on property and equipment disposals	—	(676)	272	—	—	(404)
Unrealized loss (gain) on derivatives and foreign currencies, net	60	1,734	(1,835)	(1,429)	—	(1,470)
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	4,758	—	4,758
Net increase in mortgage-backed securities pledged, trading	—	—	—	(375,244)	—	(375,244)
Amortization of discount on residential mortgage investments	—	—	—	(32,090)	—	(32,090)
(Increase) decrease in interest receivable	(52)	38,561	(20,497)	(45,901)	—	(27,889)
Increase in loans held for sale, net	—	(9,143)	—	—	—	(9,143)
(Increase) decrease in intercompany note receivable	(75,000)	5,666	24,094	—	45,240	—
Decrease (increase) in other assets	10,448	(3,312)	(12,994)	(9,503)	25,646	10,285
Increase in other liabilities	21,324	6,309	31,751	50,580	(27,388)	82,576
Net transfers with subsidiaries	(883,951)	(36,257)	(147,904)	192,018	876,094	—

Cash (used in) provided by operating activities	(569,749)	291,595	151,414	79,921	43,498	(3,321)
Investing activities:
Decrease (increase) in restricted cash	—	70,201	30,644	(53,307)	—	47,538
Increase in mortgage-related receivables, net	—	—	—	(2,333,434)	—	(2,333,434)
Increase in receivables under reverse-repurchase agreements, net	—	(18,649)	—	—	—	(18,649)
(Increase) decrease in loans, net	(60)	70,035	(543,272)	(1,449,381)	2,816	(1,919,862)
Acquisition of real estate, net of cash acquired	—	—	—	(498,005)	—	(498,005)
Disposal (acquisition) of investments, net	33,683	(94,145)	47,521	(19,642)	—	(32,583)
Acquisition of property and equipment, net	—	(1,630)	(2,975)	—	—	(4,605)

Cash provided by (used in) investing activities	33,623	25,812	(468,082)	(4,353,769)	2,816	(4,759,600)
Financing activities:
Payment of deferred financing fees	(3,140)	(21,554)	(5,322)	(26,607)	—	(56,623)
(Decrease) increase in intercompany note payable	(20,327)	(9,433)	—	75,000	(45,240)	—
Borrowings repurchase agreements, net	—	16,104	—	377,010	—	393,114
Borrowings on (repayments of) credit facilities, net	355,685	(939,301)	—	714,183	—	130,567
Borrowings of term debt	—	2,063,522	5,786	3,439,970	(1,074)	5,508,204
Repayments of term debt	—	(1,333,586)	(329)	(214,960)	—	(1,548,875)
Borrowings under other borrowings	—	—	206,685	—	—	206,685
Proceeds from issuance of common stock, net of offering costs	603,422	—	—	—	—	603,422
Proceeds from exercise of options	7,050	—	—	—	—	7,050
Tax benefits on share based payments	—	—	—	4,281	—	4,281
Payment of dividends	(408,445)	—	—	(4,204)	—	(412,649)

Cash provided by (used in) financing activities	534,245	(224,248)	206,820	4,364,673	(46,314)	4,835,176

(Decrease) increase in cash and cash equivalents	(1,881)	93,159	(109,848)	90,825	—	72,255
Cash and cash equivalents as of beginning of period	2,038	145,065	156,571	20,222	—	323,896

Cash and cash equivalents as of end of period	$157	$238,224	$46,723	$111,047	$—	$396,151

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Direct Real Estate Investments

Our direct real estate investments primarily consist of long-term care facilities generally leased through long-term, triple-net operating leases. As of December 31, 2008 and 2007, our direct real estate investments were as follows:

	December 31,
	2008	2007
	($ in thousands)

Land	$106,797	$106,620
Buildings	910,413	902,863
Furniture and equipment	51,814	51,545
Accumulated depreciation	(79,308)	(43,424)

Total	$989,716	$1,017,604

Depreciation of direct real estate investments totaled $35.9 million, $32.0 million and $11.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2007, we recognized $1.2 million in impairments, which was recorded as a component of other income (expense) in our accompanying audited consolidated income statement for the year ended December 31, 2007. We did not incur impairments on our direct real estate investments during the years ended December 31, 2008 and 2006.

As of December 31, 2008, all of our direct real estate investments were pledged either directly or indirectly as collateral for certain of our borrowings. For additional information about our borrowings, see Note 13, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

The leases on our direct real estate investments expire at various dates through 2026 and typically include fixed rental payments, subject to escalation over the life of the lease. As of December 31, 2008, we expect to receive future minimum rental payments from our non-cancelable operating leases as follows ($ in thousands):

2009	$100,860
2010	102,237
2011	99,630
2012	97,715
2013	95,693
Thereafter	414,517

$910,652

Note 11.	Property and Equipment

We own property and equipment for use in our operations or that was acquired through foreclosure that we intend to hold and use. As of December 31, 2008 and 2007, property and equipment included in other assets on our accompanying audited consolidated balance sheets consisted of the following:

	December 31,
	2008	2007
	($ in thousands)

Land	$9,558	$3,214
Buildings	55,833	28,861
Equipment	15,268	9,377
Computer software	4,691	4,090
Furniture	7,279	5,837
Leasehold improvements	15,245	10,413
Accumulated depreciation and amortization	(19,601)	(13,030)

Total	$88,273	$48,762

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation of property and equipment totaled $6.9 million, $3.7 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 12.	Deposits

As of December 31, 2008, CapitalSource Bank had $5.0 billion in deposits insured up to the maximum legal limit by the FDIC. As of December 31, 2008, CapitalSource Bank had $1.6 billion of time certificates of deposit in the amount of $100,000 or more.

As of December 31, 2008, the weighted-average interest rate for savings and money market deposit accounts, and for certificates of deposit (including brokered), was 2.76% and 3.56%, respectively. The weighted-average interest rate for all deposits on December 31, 2008 was 3.44%.

As of December 31, 2008, interest-bearing deposits at CapitalSource Bank were as follows ($ in thousands):

Interest-bearing deposits:
Money market	$279,577
Savings	471,014
Certificates of deposit	4,259,153
Brokered certificates of deposit	33,951

Total interest-bearing deposits	$5,043,695

As of December 31, 2008, certificates of deposit at CapitalSource Bank detailed by maturity were as follows:

Maturing by December 31,	Amount	Weighted Average Rate
	($ in thousands)

2009	$4,256,580	3.55%
2010	16,357	4.02
2011	13,985	5.06
2012	5,978	4.94
2013	204	3.95

Total	$4,293,104	3.56%

For the year ended December 31, 2008, interest expense on deposits was as follows ($ in thousands):

Savings and money market deposit accounts	$7,887
Certificates of deposit	67,498
Brokered certificates of deposit	1,137
Fees for early withdrawal	(277)

Total interest expense	$76,245

Note 13.	Borrowings

Repurchase Agreements

As of December 31, 2008, we had borrowings outstanding under five master repurchase agreements with various financial institutions to finance the purchases of RMBS and FHLB discount notes. As of December 31, 2008 and 2007, the aggregate amounts outstanding under such repurchase agreements were $1.6 billion and $3.9 billion, respectively. As of December 31, 2008 and 2007, these repurchase agreements had weighted average borrowing rates of 2.55% and 5.12%, respectively, and weighted average remaining maturities of 0.4 months and 2.5 months, respectively. The terms of most of our borrowings pursuant to these repurchase agreements typically reset every 30 days. As of December 31, 2008 and 2007, these repurchase agreements were collateralized by Agency RMBS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and FHLB discount notes with a fair value of $1.7 billion and $4.1 billion, respectively, including accrued interest, and cash deposits of $10.6 million and $29.2 million, respectively, in order to cover margin calls.

Credit Facilities

We utilize secured credit facilities, to finance our commercial loans and for general corporate purposes. Our committed credit facility capacities were $2.6 billion and $5.6 billion as of December 31, 2008 and 2007, respectively. Interest on our credit facility borrowings is charged at variable rates that may be based on one or more of one-month LIBOR, one-month EURIBOR, and/or the applicable Commercial Paper (“CP”) rate. As of December 31, 2008 and 2007, total undrawn capacities under our credit facilities were $1.2 billion and $3.4 billion, respectively, which is limited to the extent we have existing available eligible collateral to pledge in order to utilize such unused capacity.

As of December 31, 2008, our credit facilities’ committed capacity, principal outstanding, aggregate outstanding collateral balances, interest rates, maturity dates and maximum advance rates were as follows:

			Aggregate
			Outstanding			Maximum
	Committed	Principal	Collateral	Interest	Maturity	Advance
	Capacity	Outstanding	Balance(1)	Rate(2)	Date	Rate(3)
	($ in thousands)

Credit Facilities:
CS Funding III	$150,000	$74,000	$113,572	LIBOR + 2.00%	April 29, 2009	77.5%
CS Funding VII(4)	285,000	176,600	261,175	CP + 2.25%	March 31, 2010	70.0%
CS Funding VIII	40,450	40,450	115,397	CP + 0.75%	July 19, 2010	64.0%
CSE QRS Funding I(4)	815,000	15,600	144,549	LIBOR/CP + 2.0%	April 24, 2010	77.5%
CS Europe(5)	279,420	165,949	315,796	EURIBOR + 2.50%(6)	September 23, 2009	70.0%
CS Inc.(7)	1,070,000	972,463	1,780,200	LIBOR + 4.50%(8)	March 13, 2010	N/A

Total credit facilities	$2,639,870	$1,445,062	$2,730,689

(1)	Represents the outstanding balances of the loans and other assets which are pledged as collateral to the credit facility.

(2)	As of December 31, 2008, the one-month LIBOR was 0.44%; the one-month EURIBOR was 2.60%; the CP rate for CS Funding VII was 3.38%; the CP rate for CS Funding VIII was 2.17%; and the blended CP rate for CSE QRS Funding I was 1.32%.

(3)	We may obtain financing up to the specified percentage of the outstanding principal balance of real estate loans, real estate-related loans and commercial loans, that we transfer to the credit facilities, depending upon and subject to, among other factors, the type of loan and lien position, its current loan rating and priority of payment within the particular borrower’s capital structure and certain concentration limits. Advance rates on individual eligible collateral range from 25% to the specified percentage.

(4)	On termination or maturity of the credit facility, amounts due under the credit facility may, in the absence of a default, be repaid from proceeds from amortization of the collateral pool. The maturity date reflected in the table above assumes utilization of a one-year amortization period from the termination date of each facility.

(5)	CS Europe was a €200 million multi-currency facility allowing for principal to be drawn in US Dollars (“USD”), Euro or British Pound Sterling (“GBP”), and the amounts presented were translated to USD using the applicable spot rates as of December 31, 2008.

(6)	Borrowings in Euro or GBP are at EURIBOR or GBP LIBOR + 2.50%, respectively, and borrowings in USD are at LIBOR + 2.50%.

(7)	The Aggregate Collateral Balance is comprised of the loan assets and other assets that qualify as Available Assets as defined under the credit agreement. See below for additional details regarding this credit facility.

(8)	LIBOR + 4.50% or at an alternative base rate, which is the greater of the prime rate for USD borrowings or the Federal Funds Rate + 0.50%, or for foreign currency borrowings, at the prevailing EURIBOR rate + 4.50% or GBP LIBOR + 4.50%.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2008, we modified the terms of our $1.07 billion unsecured credit facility to collateralize it with substantially all of the Parent Company’s previously unencumbered assets, including loan assets, healthcare net lease properties, owned and purchased tranches of our term securitizations and our equity interest in CapitalSource Bank. The amendment increased the margin above the applicable reference rate that we must pay on borrowings under the facility by an additional 1.50% to 4.50%. We are required to make mandatory prepayments (which are accompanied by commitment reductions) in $25.0 million increments with a portion of the proceeds of certain specified events, including (A) 75% of the cash proceeds of any unsecured debt issuance by the Parent Company, (B) 25% of the cash proceeds of specified equity issuances, and (C) 75% of any principal repayments on, or the cash proceeds received on the disposition of or the incurrence of secured debt with respect to, assets constituting collateral under the facility. Regardless of any mandatory prepayments, the facility commitments reduce to (1) $1.0 billion on March 31, 2009; (2) $900.0 million on June 30, 2009; and (3) $700.0 million on December 31, 2009. The revised facility also contains customary operating and financial covenants, certain of which were revised to avoid a potential event of default. In January 2009, we made a mandatory reduction in the facility commitment of $25.0 million, and in February 2009 we made a further $50.0 million reduction in the facility commitment which fulfilled the March 31, 2009 amortization requirement one month ahead of schedule. The committed capacity and principal amount outstanding on this facility as of February 25, 2009 were $995.0 million and $937.2 million, respectively.

In February 2009, to avoid a potential event of default, we amended this facility to modify the Consolidated EBITDA to Interest Expense financial covenant to exclude the period ending December 31, 2008, and to define and measure the covenant differently for future periods, including: replacing the trailing twelve month measurement period with a quarterly measurement; changing the way we measure Consolidated EBITDA by including up to $90.0 million of provision for loan losses for the reporting period ending March 31, 2009, and up to $50.0 million for each reporting period thereafter; and setting the minimum ratio of Consolidated EBITDA to Interest Expense to 1.50:1.00 for the periods ending March 31, June 30, and September 30, 2009, and 1.75:1.00 for each period thereafter. This amendment also provides that we only count loans that are delinquent by at least 180 days, subject to an insolvency event or are charged off pursuant to our credit and collection policy when calculating our maximum average portfolio charged-off ratio; and increases the maximum average portfolio charged-off ratios (i) for the fiscal quarter ended March 31, 2009, from 8.0% to 8.5%, calculated excluding CapitalSource Bank, and from 5.0% to 6.5%, calculated including CapitalSource Bank; and (ii) for every fiscal quarter thereafter, from 8.0% to 10.0%, when calculated by excluding CapitalSource Bank, and from 5.0% to 6.5%, calculated including CapitalSource Bank.

In December 2008, we modified the terms of our CS Funding VIII facility to provide that amounts previously payable to us from interest collections on the collateral are payable to the lenders.

In February 2009, we reduced the commitment on our CS Funding III facility from $150.0 million to $100.0 million and we obtained a waiver of the aggregate portfolio charge-off ratio financial covenant for the December 2008 through March 2009 reporting periods to avoid a potential event of default. We also agreed to an increase in the facility margin of 1.5% to 3.5%.

In February 2009, we obtained a waiver for our CS Funding VII facility, revocable at the discretion of the administrative agent, of the aggregate portfolio charge-off ratio financial covenant for the December 2008 through February 2009 reporting periods to avoid a potential event of default.

In February 2009, we reduced the facility commitment amount on our CSE QRS Funding I facility from $815.0 million to $250.0 million and we obtained a waiver of the average portfolio charged-off ratio financial covenant for the January 2009 through March 2009 reporting periods to avoid a potential event of default. We also agreed to an increase in the facility margin of 1.50% to 3.50%.

In February 2009, we reduced the facility commitment amount on our CS Europe credit facility from €200.0 million to €125.0 million.

As of February 25, 2009, our credit facilities’ aggregate committed capacity was $1.8 billion.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Home Loan Bank Financing

As a member of the FHLB of San Francisco, CapitalSource Bank has current financing availability with the FHLB equal to 15% of CapitalSource Bank’s total assets. As of December 31, 2008, the maximum financing under this formula was $915.4 million. Although no advances were outstanding as of December 31, 2008, a letter of credit in the amount of $0.8 million had been issued under the facility. The financing is subject to various terms and conditions including, but not limited to, the pledging of acceptable collateral, satisfaction of the FHLB stock ownership requirement and certain limits regarding the maximum term of debt.

Term Debt

In conjunction with each of our term debt transactions, we established and contributed commercial loans to separate single purpose entities (collectively referred to as the “Issuers”). The Issuers issued certificates that are collateralized by and are designed to be paid off from the cash flows of the underlying pool of commercial loans held by the Issuer. The Issuers are structured to be legally isolated, bankruptcy remote entities. Simultaneously with the initial contributions, the Issuers issued notes to institutional investors and we retained subordinated notes or 100% of the Issuers’ trust certificates or equity. The notes are collateralized by all or portions of specific commercial loans, totaling $4.6 billion as of December 31, 2008. During 2008, we did not consummate any term debt transactions.

We continue to service the underlying commercial loans contributed to the Issuer and earn periodic servicing fees paid from the cash flows of the underlying commercial loans. We have no legal obligation to repay the outstanding certificates or contribute additional assets to the entity. During the year ended December 31, 2008, we repurchased $162.4 million of loans that had experienced a credit event such as borrower delinquency or bankruptcy from certain Issuers as permitted by the transaction documents. The loans were repurchased at their outstanding loan balance plus accrued interest. These repurchases were executed in order to maintain strong performance of the transactions and to avoid the funding of delinquency reserves. We expect that these repurchases will occur less frequently in the future.

We have determined that the Issuers are variable interest entities, subject to the consolidation guidance of FIN 46(R). Through our assessment of the Issuers, we concluded that the entities were designed to create and pass along risks related to the credit performance of the underlying commercial loan portfolio. As we expect that our interests will absorb a majority of the expected losses related to such risks, we have concluded that we are the primary beneficiary of the Issuers. As a result, we report all of the assets and liabilities of the Issuers in our consolidated financial statements including the underlying commercial loans and the issued certificates held by third parties. The certificates are designed to be paid off by the cash flows of the underlying commercial loans. As a result, we do not have the ability to pledge or exchange the assets held by the Issuers. The carrying amount of the commercial loans and issued certificates were $4.4 billion and $3.6 billion, respectively, as of December 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our outstanding term debt transactions in the form of asset securitizations as of December 31, 2008 and 2007, were as follows:

	Amounts	Outstanding Debt Balance as of December 31,		Interest Rate	Original Expected
	Issued	2008	2007	Spread(1)	Maturity Date
	($ in thousands)

2004-1
Class A-1	$218,000	$—	$—	0.13%	N/A
Class A-2	370,437	—	1,295	0.33%	September 22, 2008
Class B	67,813	—	149	0.65%	September 22, 2008
Class C	70,000	—	154	1.00%	September 22, 2008
Class D	39,375	—	87	1.75%	September 22, 2008
Class E(2)	109,375	—	—	N/A	N/A

	875,000	—	1,685
2006-1
Class A	567,134	118,453	213,115	0.12%	April 20, 2010
Class B	27,379	12,637	12,637	0.25%	June 21, 2010
Class C	68,447	31,592	31,592	0.55%	September 20, 2010
Class D	52,803	24,371	24,371	1.30%	December 20, 2010
Class E(2)	31,290	—	—	2.50%	June 20, 2011
Class F(2)	35,202	—	—	N/A	N/A

	782,255	187,053	281,715
2006-2
Class A-1	300,000	300,000	300,000	0.24%	May 20, 2013
Class A-2	550,000	550,000	550,000	0.21%	September 20, 2012
Class A-3	147,500	147,500	147,500	0.33%	May 20, 2013
Class B	71,250	71,250	71,250	0.38%	June 20, 2013
Class C(6)	157,500	151,637	157,500	0.68%	June 20, 2013
Class D	101,250	101,250	101,250	1.52%	June 20, 2013
Class E(3)	56,250	19,349	19,349	2.50%	June 20, 2013
Class F(2)	116,250	—	—	N/A	N/A

	1,500,000	1,340,986	1,346,849

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amounts	Outstanding Debt Balance as of December 31,		Interest Rate	Original Expected
	Issued	2008	2007	Spread(1)	Maturity Date
	($ in thousands)

2006-A
Class A-1A	$70,375	$70,375	$70,375	0.26%	January 20, 2037
Class A-R(4)	200,000	106,108	50,000	0.27%	January 20, 2037
Class A-2A	500,000	500,000	500,000	0.25%	January 20, 2037
Class A-2B	125,000	125,000	125,000	0.31%	January 20, 2037
Class B(6)	82,875	57,875	82,875	0.39%	January 20, 2037
Class C(6)	62,400	32,400	62,400	0.65%	January 20, 2037
Class D	30,225	30,225	30,225	0.75%	January 20, 2037
Class E(6)	30,225	20,225	30,225	0.85%	January 20, 2037
Class F(6)	26,650	5,000	26,650	1.05%	January 20, 2037
Class G(6)	33,150	10,000	33,150	1.25%	January 20, 2037
Class H	31,200	31,200	31,200	1.50%	January 20, 2037
Class J(2)	47,450	—	—	2.50%	January 20, 2037
Class K(2)	60,450	—	—	N/A	N/A

	1,300,000	988,408	1,042,100
2007-1
Class A	586,000	337,847	428,245	0.13%	May 21, 2012
Class B	20,000	11,531	14,616	0.31%	July 20, 2012
Class C	84,000	48,429	61,387	0.65%	February 20, 2013
Class D	48,000	27,673	35,078	1.50%	September 20, 2013
Class E(2)	34,000	—	—	N/A	January 21, 2014
Class F(2)	28,000	—	—	N/A	N/A

	800,000	425,480	539,326
2007-A
Class A(5)	1,250,000	386,752	1,137,850	1.50%	May 31, 2011
Class B(2)	83,333	—	—	N/A	May 31, 2011

	1,333,333	386,752	1,137,850
2007-2
Class A	400,000	284,863	400,000	1.10%	October 21, 2019
Class B(2)	10,000	—	—	N/A	October 21, 2019
Class C(2)	90,000	—	—	N/A	October 21, 2019

	500,000	284,863	400,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amounts	Outstanding Debt Balance as of December 31,		Interest Rate	Original Expected
	Issued	2008	2007	Spread(1)	Maturity Date
	($ in thousands)

2007-3
Class A	$380,000	$—	$354,139	0.85%	January 20, 2016
Class B	10,000	—	10,000	1.50%	January 20, 2016
Class C	45,000	—	45,000	2.70%	January 20, 2016
Class D(2)	4,000	—	—	N/A	January 20, 2016
Class E(2)	41,350	—	—	N/A	January 20, 2016
Class F(2)	49,428	—	—	N/A	January 20, 2016

	529,778	—	409,139

Total	$7,620,366	$3,613,542	$5,158,664

(1)	The interest rate of 2006-A is based on three-month LIBOR, which was 4.52% and 4.70% as of December 31, 2008 and 2007, respectively. The interest rates of 2007-A and 2007-2 are based on CP rates, which were 2.79% and 2.07%, respectively, as of December 31, 2008. All of our other term debt transactions are based on one-month LIBOR, which was 0.44% and 4.60% as of December 31, 2008 and 2007, respectively.

(2)	Securities retained by CapitalSource.

(3)	Only $20.0 million of these securities were offered for sale. The remaining $36.3 million of the securities are retained by CapitalSource.

(4)	Variable funding note.

(5)	These notes closed with an initial commitment amount of $1.3 billion and an initial funding amount of $1.1 billion. 2007-A allowed for replenishment through a revolving period that extended to November 30, 2007. During the revolving period, we had the option to increase the commitment amount of the Class A notes up to $1.5 billion, subject to certain limitations. The maximum amount drawn under 2007-A was $1.2 billion. As of December 31, 2008, we had drawn all the capacity amount under these notes.

(6)	We repurchased certain bonds from third party investors at fair market value. The total of $115.8 million of repurchased debt reflects various classes of the 2006-A securitization and one class of the 2006-2 securitization. The tables reflect outstanding debt to third party investors, and therefore, eliminate the portions of debt owned by CapitalSource.

Except for our series 2007-2 Term Debt (“2007-2”), series 2006-2 Term Debt (“2006-2”) and series 2006-A Term Debt (“2006-A”), the expected aforementioned maturity dates are based on the contractual maturities of the underlying loans held by the securitization trusts and an assumed constant prepayment rate of 10%. 2006-2 and 2006-A have replenishment periods that allow us, subject to certain restrictions, to reinvest principal payments into eligible new loan collateral and we assumed no prepayments would be made during these replenishment periods, but use a constant prepayment rate of 10% once the replenishment period ends. If the underlying loans experience delinquencies or have their maturity dates extended, the interest payments collected on them to repay the notes may be delayed. The noteholders may get cash flows from the transactions faster if the notes remain outstanding beyond the stated maturity dates and upon other termination events, in which case our cash flow from these transactions would be delayed until the notes senior to our retained interests are retired.

Owner Trust Term Debt

In February 2006, we purchased beneficial interests in securitization trusts (the “Owner Trusts”), which issued $2.4 billion in asset-backed notes through two on-balance sheet securitizations for the purpose of purchasing adjustable rate prime residential mortgage whole loans. These notes are backed by the $2.5 billion of residential mortgage loans purchased with the proceeds and simultaneously sold and deposited with the Owner Trusts. A third

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party remains servicer of the mortgage loans. Legal title to the loans is held by the Owner Trusts as discussed in Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations. Senior notes rated “AAA” by Standard & Poor’s and Fitch Ratings and “Aaa” by Moody’s Investors Service, Inc. (the “Senior Notes”) were issued by the Owner Trusts in the public capital markets. The Owner Trusts also issued subordinate notes and ownership certificates, all of which we acquired and continue to hold. In accordance with SFAS No. 140, we were not the transferor in these securitizations. However, as the holder of the subordinate notes issued by the Owner Trusts, we determined that we were the primary beneficiary of the Owner Trusts in accordance with FIN 46(R). As the primary beneficiary, we consolidated the assets and liabilities of the Owner Trusts and recorded our investments in the mortgage loans as assets and the Senior Notes and subordinate notes as liabilities on our accompanying audited consolidated balance sheets. The holders of the Senior Notes have no recourse to the general credit of us. The two securitizations had aggregate outstanding balances of $1.7 billion and $2.0 billion as of December 31, 2008 and 2007, respectively.

In the first securitization, the Owner Trusts issued $1.5 billion in Senior Notes and $65.4 million in subordinate notes. The interest rates on the Class I-A1 and I-A2 Senior Notes have an initial fixed interest rate of 4.90% until the initial reset date of February 1, 2010. The interest rates on the Class II-A1 and II-A2 Senior Notes have an initial fixed interest rate of 4.70% until the initial reset date of October 1, 2010. The interest rates on the Class III-A1 and III-A2 Senior Notes have an initial fixed interest rate of 5.50% until the initial reset date of January 1, 2011. After the initial reset date, the interest rates on all classes of the Senior Notes will reset annually based on a blended rate of one-year constant maturity treasury index (“CMT”) plus 240 basis points, up to specified caps. These Senior Notes are expected to mature at various dates through March 25, 2036. One of our subsidiaries purchased the subordinate notes. The aggregate outstanding balances of these Senior Notes and subordinate notes were $1.0 billion and $1.2 billion as of December 31, 2008 and 2007, respectively.

In the second securitization, the Owner Trusts issued $940.9 million in Senior Notes and $40.2 million in subordinate notes. The interest rates on all classes of the Senior Notes have an initial fixed interest rate of 4.625% until the initial reset date of November 1, 2010. After the initial reset date, the interest rates of the Senior Notes will reset annually based on a blended rate of one-year CMT plus 225 basis points, up to specified caps. These Senior Notes are expected to mature on February 26, 2036. One of our subsidiaries purchased the subordinate notes. The aggregate outstanding balances of these Senior Notes and subordinate notes were $695.5 million and $800.8 million as of December 31, 2008 and 2007, respectively.

Other Borrowings

As of December 31, 2008 and 2007, our other borrowings were as follows:

	December 31,
	2008	2007
	($ in thousands)

Convertible debt, net(1)	$715,885	$780,630
Subordinated debt	438,799	529,877
Mortgage debt	330,311	341,086
Notes payable	75,229	52,515

Total	$1,560,224	$1,704,108

(1)	Amounts presented are net of $40.5 million and $19.7 million of discounts, net of amortization related to the recognition of beneficial conversion options, as of December 31, 2008 and 2007, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Debt

Our outstanding convertible debt transactions as of December 31, 2008 and 2007, and their applicable conversion rates and effective conversion prices per share were as follows:

				Effective
	Outstanding Balance			Conversion
	as of December 31,		Conversion	Price per
Debentures	2008	2007	Rate(1)	Share(1)
	($ in thousands)

1.25% Senior Convertible Debentures due 2034	$26,620	$47,620	49.1002	$20.37
1.625% Senior Subordinated Convertible Debentures due 2034	153,500	177,380	49.1002	20.37
3.5% Senior Convertible Debentures due 2034	8,446	8,446	46.9599	21.29
4% Senior Subordinated Convertible Debentures due 2034	321,554	321,554	46.9599	21.29
7.25% Senior Subordinated Convertible Debentures due 2037, net of discount	246,245	245,362	36.9079	27.09
Beneficial conversion option, net of amortization	(40,480)	(19,732)	—	—

Total	$715,885	$780,630

(1)	As of December 31, 2008, the Debentures may convert into the stated number of shares of common stock per $1,000 principal amount of debentures, subject to certain conditions. The conversion rates and prices of our convertible debt are subject to adjustment based on the average price of our common stock ten business days prior to the ex-dividend date and on the dividends we pay on our common stock. See below for further information regarding the adjustments of the conversion rates and prices.

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

The Senior Debentures are unsecured and unsubordinated obligations, and are guaranteed by one of our wholly owned subsidiaries (see Note 9, Guarantor Information).

In April 2007, we completed exchange offers relating to our 1.25% Debentures and 3.5% Debentures. At closing, we issued $177.4 million in aggregate principal amount of a new series of senior subordinated convertible debentures due 2034, bearing interest at a rate of 1.625% per year until March 15, 2009 (the “1.625% Debentures”),

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2008, both our 1.25% Debentures and our 1.625% Debentures would be convertible, subject to certain conditions, into 1.3 million and 7.5 million shares of our common stock, respectively, at a conversion rate of 49.1002 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $20.37 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The 1.25% Debentures and 1.625% Debentures are redeemable for cash at our option at any time on or after March 15, 2009 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 1.25% Debentures or 1.625% Debentures have the right to require us to repurchase some or all of their respective debentures for cash on March 15, 2009, March 15, 2014, March 15, 2019, March 15, 2024 and March 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the 1.25% Debentures or 1.625% Debentures also have the right to require us to repurchase some or all of their respective debentures upon certain events constituting a fundamental change. We expect the holders of these notes to exercise their right to cause us to repurchase the notes in March 2009.

As of December 31, 2008, both our 3.5% Debentures and our 4% Debentures would be convertible, subject to certain conditions, into 0.4 million and 15.1 million shares of our common stock, respectively, at a conversion rate of 46.9599 shares of common stock per $1,000 principal amount of debentures, representing an effective conversion price of approximately $21.29 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The 3.5% Debentures and 4% Debentures are redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 3.5% Debentures or 4% Debentures have the right to require us to repurchase some or all of their respective debentures for cash on July 15, 2011, July 15, 2014, July 15, 2019, July 15, 2024 and July 15, 2029 at a price of 100% of their principal amount plus accrued interest. Holders of the 3.5% or 4% Debentures also have the right to require us to repurchase some or all of their respective debentures upon certain events constituting a fundamental change.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Subordinated Debentures are guaranteed on a senior subordinated basis by CapitalSource Finance (see Note 9, Guarantor Information). The Subordinated Debentures rank junior to all of our other existing and future secured and unsecured and unsubordinated indebtedness, including the outstanding Senior Debentures, and senior to our existing and future subordinated indebtedness.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our Debentures for redemption or enter a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property other than securities.

Because the respective conversion prices fell below the price of our common stock at the time the Senior Debentures, 1.625% Debentures and 4% Debentures were issued, we were required to record a beneficial conversion option, which impacted both our net (loss) income and net (loss) income per share. For the years ended December 31, 2008 and 2007, we recorded a $50.9 million and $20.2 million, respectively, beneficial conversion option related to the Senior Debentures, 1.625% Debentures and 4% Debentures. We did not recognize any such beneficial conversion option prior to 2007.

Under the terms of the indentures governing our Senior Debentures, 1.625% Debentures, and 4% Debentures, we have the ability to make irrevocable elections to pay the principal balance in cash upon any conversion prior to or at maturity. The principal balance of our 7.25% Debentures is required to be settled in cash upon redemption or conversion. During the third quarter of 2008, we began applying the if-converted method to determine the effect on diluted net income per share of shares issuable pursuant to our Senior Debentures, 1.625% Debentures and 4% Debentures as we are no longer assuming cash settlement of the underlying principal. The only impact on diluted net income per share from our 7.25% Debentures results from the application of the treasury stock method to any conversion spread on this instrument (see Note 18, Net (Loss) Income per Share for further information).

In October 2008, we entered into an agreement with an existing securityholder and issued 6,224,392 shares of our common stock in exchange for approximately $45.0 million in aggregate principal amount of our outstanding 1.25% Debentures and 1.625% Debentures held by the securityholder. We retired all of the debentures acquired in the exchange. In connection with this exchange, and pursuant to the provisions of SFAS No. 84, Induced Conversions of Convertible Debt — an amendment of APB Opinion No. 26, we incurred a loss of approximately $29.7 million, which includes a write-off of $1.4 million in deferred financing fees and beneficial conversion premium. This exchange resulted in an increase to our book equity of approximately $43.5 million.

In February 2009, we entered into an agreement with an existing securityholder and issued 19,815,752 shares of our common stock in exchange for approximately $61.6 million in aggregate principal amount of our outstanding 1.625% Debentures held by the securityholder. We retired all of the debentures acquired in the exchange. In connection with this exchange, we incurred a loss of approximately $57.5 million in the first quarter of 2009, which includes a write-off of $0.4 million in deferred financing fees and debt discount. This exchange resulted in an increase to our book equity of approximately $61.1 million.

Subordinated Debt

We have issued subordinated debt to statutory trusts (“TP Trusts”) that are formed for the purpose of issuing preferred securities to outside investors, which we refer to as Trust Preferred Securities (“TPS”). We generally retained 100% of the common securities issued by the TP Trusts, representing 3% of their total capitalization. The terms of the subordinated debt issued to the TP Trusts and the TPS issued by the TP Trusts are substantially identical. We did not consummate any of these financings in 2008.

The TP Trusts are wholly owned indirect subsidiaries of CapitalSource. However, in accordance with the provisions of FIN 46(R), we have not consolidated the TP Trusts for financial statement purposes. We account for our investments in the TP Trusts under the equity method of accounting pursuant to APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

We had subordinated debt outstanding totaling $438.8 million and $529.9 million as of December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, we purchased all of the preferred securities issued under our TPS series 2007-1 at a discount from liquidation value and terminated the trust. In 2008, we also purchased an aggregate of $50.8 million of preferred securities from our TPS 2006-4, 2006-5 and 2007-2 at a discount from liquidation value and exchanged and cancelled the related subordinated debt. Based upon these transactions, we realized an aggregate gain of $29.9 million which has been recorded as a component of other (expense) income, net, in the accompanying audited consolidated statements of income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, our outstanding subordinated debt transactions were as follows:

	Trust Formation				Interest Rate as of
TPS Series	Date	Debt Issued	Maturity Date	Date Callable(1)	December 31, 2008
		(Amounts in
		thousands)

2005-1	November 2005	$103,093	December 15, 2035	December 15, 2010	3.95	%(2)
2005-2	December 2005	$128,866	January 30, 2036	January 30, 2011	6.82	%(3)
2006-1	February 2006	$51,545	April 30, 2036	April 30, 2011	6.96	%(4)
2006-2	September 2006	$51,550	October 30, 2036	October 30, 2011	6.97	%(5)
2006-3	September 2006	€25,775	October 30, 2036	October 30, 2011	6.91	%(6)
2006-4	December 2006	$21,908	January 30, 2037	January 30, 2012	5.42	%(2)
2006-5	December 2006	$6,650	January 30, 2037	January 30, 2012	5.42	%(2)
2007-2	June 2007	$39,177	July 30, 2037	July 30, 2012	5.42	%(2)

(1)	The subordinated debt is callable by us in whole or in part at par at any time after the stated date.

(2)	Bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly at various dates.

(3)	Bears a fixed rate of interest of 6.82% through January 20, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(4)	Bears a fixed rate of interest of 6.96% through April 1, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(5)	Bears a fixed rate of interest of 6.97% through October 30, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(6)	Bears interest at a floating interest rate equal to three-month EURIBOR plus 2.05%, resetting quarterly.

The subordinated debt described above is unsecured and ranks subordinate and junior in right of payment to all of our indebtedness.

Mortgage Debt

We use mortgage loans to finance certain of our direct real estate investments. We had mortgage debt totaling $330.3 million and $341.1 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008, our mortgage debt comprised a senior $239.0 million loan, $35.3 million mezzanine loan and 11 mortgage loans totaling $56.0 million guaranteed by HUD and collateralized by 11 of our healthcare investment properties. The interest rate under the senior loan is one-month LIBOR plus 1.54%, and the interest rate under the mezzanine loan is one-month LIBOR plus 4% and the weighted average interest rate on our mortgage loans is 6.61%.

We exercised the first of three one-year extensions to the senior and mezzanine loans in September 2008 extending the maturity of both loans from April 9, 2009 to April 9, 2010. The master servicer acknowledged and agreed to the extension in February 2009, subject to our compliance with the terms of the loan documents as of April 9, 2009.

Notes Payable

We have incurred other indebtedness in the ordinary course of our lending and investing activities. We had notes payable totaling $75.2 million and $52.5 million as of December 31, 2008 and 2007, respectively. Notes payable includes a $24.4 million senior loan secured by a property that we assumed following the exercise of our collection remedies, a $27.7 million senior loan that we assumed on the acquisition of a majority equity interest in a property, and four junior subordinated notes totaling $20.0 million that we entered into as consideration for the acquisition of a healthcare real estate property portfolio.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities

The on-balance sheet contractual obligations under our repurchase agreements, credit facilities, term debt, convertible debt, subordinated debt, mortgage debt and notes payable as of December 31, 2008, were as follows:

				Other Borrowings
	Repurchase	Credit		Convertible	Subordinated	Mortgage
	Agreements	Facilities(1)	Term Debt(2)	Debt(3)	Debt(4)	Debt	Notes Payable	Total
	($ in thousands)

2009	$1,595,750	$239,949	$1,321,460	$174,583	$—	$5,554	$74	$3,337,370
2010	—	1,205,113	1,170,235	—	—	5,960	52,206	2,433,514
2011	—	—	796,678	295,056	—	6,393	84	1,098,211
2012	—	—	784,546	246,246	—	259,622	89	1,290,503
2013	—	—	272,759	—	—	943	2,776	276,478
Thereafter	—	—	993,292	—	438,799	51,839	20,000	1,503,930

Total	$1,595,750	$1,445,062	$5,338,970	$715,885	$438,799	$330,311	$75,229	$9,940,006

(1)	The contractual obligations for credit facilities are computed based on the stated maturities of the facilities not considering optional annual renewals, and assumes utilization of available term-out features.

(2)	Excludes net unamortized discounts of $0.5 million and is based on the contractual amortization schedule of our loans. The underlying loans are subject to prepayment, which would shorten the life of the term debt transactions; conversely, the underlying loans may be amended to extend their term, which will lengthen the life of the term debt transactions. At our option, we may substitute for prepaid loans up to specified limitations, which may also impact the life of the term debt. Also, the contractual obligations for our term debt are computed based on the estimated life of the instrument. The contractual obligations for the Owner Trust term debt are computed based on the estimated lives of the underlying adjustable rate prime residential mortgage whole loans.

(3)	The contractual obligations for our convertible debt are computed based on the initial put/call date. The legal maturity of our 7.25% Debentures is 2037 and the legal maturities of our other series of Debentures are 2034.

(4)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.

Interest Expense

The weighted average interest rates on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2008, 2007 and 2006 were 5.0%, 6.0% and 5.8%, respectively.

Deferred Financing Costs

As of December 31, 2008 and 2007, deferred financing costs of $74.0 million and $95.1 million, respectively, net of accumulated amortization of $172.3 million and $105.8 million, respectively, were included in other assets in the accompanying audited consolidated balance sheets.

Debt Covenants

The Parent Company is required to comply with financial and non-financial covenants under our indebtedness, including, without limitation, with respect to interest coverage, minimum tangible net worth, leverage, maximum delinquent and charged-off loans and servicing standards. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to, among other things, transfer servicing to another servicer, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness. In addition, under our term debt securitizations, the priority of payments are altered if the notes remain outstanding beyond the stated maturity dates and upon other termination

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

events, in which case we would receive no cash flow from these transactions until the notes senior to our retained interests are retired. A default under our recourse indebtedness could trigger cross-default provisions in our other debt facilities and a default under some of our non-recourse indebtedness would trigger cross-default provisions in other of our non-recourse debt.

In February 2009, we obtained a waiver of the Consolidated EBITDA to Interest Expense financial covenant for our syndicated bank credit facility for the reporting period ending December 31, 2008. The waiver was obtained to provide certainty that the net loss reported for the quarter ended and the year ended December 31, 2008, after making certain adjustments as provided for in the covenant definition, would not cause an event of default under the facility agreement. Because this covenant was tested on a rolling 12-month basis, we would likely have breached it for the quarter ending March 31, 2009 and other periods in 2009. However, on February 25, 2009, we amended this facility as described above under Credit Facilities.

During the first quarter of 2009, we obtained waivers of financial covenants and executed amendments with respect to some of our other credit facilities as described above under Credit Facilities. We may need to obtain other waivers and amendments in the future, and there can be no assurance that we will be able to obtain them on favorable terms or at all.

In addition, upon the occurrence of specified servicer defaults, our lenders under our credit facilities and the holders of our asset-backed notes issued in our term debt may elect to terminate us as servicer of the loans under the applicable facility or term debt and appoint a successor servicer or replace us as cash manager for our secured facilities and term debt. If we were terminated as servicer, we would no longer receive our servicing fee. In addition, because there can be no assurance that any successor servicer would be able to service the loans according to our standards, the performance of our loans could be materially adversely affected and our income generated from those loans significantly reduced.

We believe we are in compliance with our financial covenants as of December 31, 2008, after consideration of the waivers received. Based on our review of the covenants we will be required to meet during 2009 and the information currently available to us, we believe that we will meet our financial covenants through December 31, 2009.

Single Purpose Loan Financing

In May 2008, we purchased subordinated notes of a SPE to which one of our other wholly owned indirect subsidiaries provided advisory services. In accordance with FIN 46(R), we determined that we were the primary beneficiary of the SPE. As a result, we consolidated the assets and liabilities of the SPE for financial reporting purposes, including commercial loans with a principal balance of $236.2 million and a fair value of $205.8 million and a related debt facility of $187.1 million. In connection with this transaction, we paid $13.3 million to a third-party warehouse lender to settle a limited guarantee we had provided under which we agreed to assume a portion of net losses realized by the loans held by the SPE up to a specific loss limit. During the year ended December 31, 2008, we sold $162.9 million of these loans to third parties using the proceeds to repay the principal balance on the facility. The balance of the facility was fully repaid and terminated in July 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.  Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the years ended December 31, 2008, 2007 and 2006 was as follows:

Outstanding as of December 31, 2005	140,405,766
Issuance of common stock	39,758,116
Exercise of options	692,375
Restricted stock and other stock grants, net	596,033

Outstanding as of December 31, 2006	181,452,290
Issuance of common stock	36,327,557
Sale of treasury stock	1,300,000
Exercise of options	339,201
Restricted stock and other stock grants, net	1,285,752

Outstanding as of December 31, 2007	220,704,800
Issuance of common stock	61,644,758
Exercise of options	57,327
Restricted stock and other stock grants, net	397,326

Outstanding as of December 31, 2008	282,804,211

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

Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) for current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the years ended December 31, 2008 and 2007, we received $198.1 million and $607.8 million, respectively, related to the direct purchase of 15.4 million and 31.7 million shares of our common stock pursuant to the DRIP, respectively. In addition, we received proceeds of $38.7 million and $106.7 million related to cash dividends reinvested in 3.6 million and 5.4 million shares of our common stock during the years ended December 31, 2008 and 2007, respectively.

Equity Offerings

In June 2008, we sold 34.5 million shares of our common stock in an underwritten public offering at a price of $11.00 per share, including the 4.5 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of $365.8 million, which were used to repay borrowings under our secured credit facilities. Affiliated purchasers, including John K. Delaney, CapitalSource Chairman and Chief Executive Officer, Michael C. Szwajkowski, President of our Structured Finance Business, and affiliates of Farallon Capital Management, L.L.C., purchased an aggregate of 6.4 million shares.

In October 2008, we entered into an agreement with one of our existing securityholders, pursuant to which we issued 6,224,392 shares of our common stock in exchange for approximately $45.0 million in aggregate principal amount of our outstanding 1.25% and 1.625% senior and senior subordinated convertible debentures due 2034 held by the securityholder. We retired all of the debentures we acquired in the exchange. In connection with this conversion, we incurred a loss of approximately $29.7 million, which includes a write-off of $1.4 million in deferred financing fees and beneficial conversion premium.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Employee Benefit Plan

Our employees are eligible to participate in the CapitalSource Finance LLC 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. For the years ended December 31, 2008, 2007 and 2006, we contributed $2.0 million, $1.9 million and $1.7 million, respectively, in matching contributions to the 401(k) Plan.

Note 16.	Income Taxes

We elected REIT status under the Code when we filed our federal income tax return for the year ended December 31, 2006. We operated as a REIT through 2008, but revoked our REIT election effective January 1, 2009 and recognized the resulting deferred tax effects in the consolidated financial statements as of December 31, 2008. While we were a REIT, we were required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. While we were a REIT, we generally were not subject to corporate-level income tax on the earnings distributed to our shareholders that we derived from our REIT qualifying activities. We were subject to corporate-level tax on the earnings we derived from our TRSs. While we were a REIT, we were still subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transacted business or resided. Effective January 1, 2009, we will provide for income taxes as a “C” corporation on income earned from our operations.

As certain of our subsidiaries were TRSs, we continued to report a provision for income taxes within our consolidated financial statements. We used the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

The components of income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Current:
Federal	$(70,274)	$37,135	$74,095
State	7,858	6,229	13,736
Foreign	22,515	2,615	—

Total current	(39,901)	45,979	87,831
Deferred:
Federal	(120,478)	36,354	(18,382)
State	(39,304)	5,230	(2,317)
Foreign	(98)	—	—

Total deferred	(159,880)	41,584	(20,699)

Income tax (benefit) expense	$(199,781)	$87,563	$67,132

For the year ended December 31, 2008, we had approximately $15.8 million of pre-tax income and $438.2 million of pre-tax loss that was attributable to foreign and domestic operations, respectively.

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. Net deferred tax assets are included in other assets in the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying audited consolidated balance sheets. The components of deferred tax assets and liabilities as of December 31, 2008 and 2007, were as follows:

	December 31,
	2008	2007
	($ in thousands)

Deferred tax assets:
Allowance for loan losses	$171,348	$33,098
Net unrealized losses on investments	135,263	—
Net operating losses — federal	85,141	—
Net operating losses — state and foreign net of federal tax benefit	20,102	1,767
Stock based compensation awards	9,761	12,678
Other	87,979	3,973

Total deferred tax assets	509,594	51,516
Valuation allowance	—	(1,767)

Total deferred tax assets, net of valuation allowance	509,594	49,749
Deferred tax liabilities:
Mark-to-market on loans	304,489	49,949
Net unrealized gain on investments	—	36
Property and equipment	—	325
Other, net	52,638	1,610

Total deferred tax liabilities	357,127	51,920

Net deferred tax assets (liabilities)	$152,467	$(2,171)

As of December 31, 2008, we recorded no valuation allowance against our deferred tax assets. In assessing the need to record a valuation allowance, we considered future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, as being adequate to allow for the full realization of the deferred tax assets. As of December 31, 2007, we recorded valuation allowances of $1.8 million, against our deferred tax assets related to foreign and state net operating loss carryforwards.

As of December 31, 2008, we have net operating loss carryforwards of $243.3 million for federal tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire in 2028. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option and restricted stock deductions, the resulting benefits will be credited to stockholders’ equity. We also have state net operating loss carryforwards of $536.3 million. These state net operating loss carryforwards will expire in varying amounts beginning in 2013 through 2028.

The reconciliations of the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2008, 2007 and 2006, were as follows:

	Year Ended December 31,
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
Benefit of REIT election	(10.0)	(5.5)	(16.8)
State income taxes, net of federal tax benefit	2.0	3.1	2.1
Other	(5.3)	0.6	0.5
Impact of making and revoking REIT election(1)	25.6	—	(1.4)

Effective income tax rate	47.3%	33.2%	19.4%

(1)	In connection with our REIT election, we reversed net deferred tax liabilities of $4.7 million, relating to REIT qualifying activities, into income during the year ended December 31, 2006. In connection with revoking our REIT election, we recognized $97.7 million of net deferred tax assets relating to our REIT qualifying activities into income during the year ended December 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We adopted the provisions of FIN 48 on January 1, 2007. As a result of adopting FIN 48, we recognized an increase of approximately $5.7 million in the liability for unrecognized tax benefits, which was accounted for as an increase to accumulated deficit as of January 1, 2007. Our recognized tax benefits totaled $14.0 million, as of January 1, 2007, including $6.5 million that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 are as follows ($ in thousands):

	Year Ended
	December 31,
	2008	2007

Balance at January 1	$16,720	$13,998
Additions based on tax positions related to the current year	—	2,004
Additions for tax positions of prior years	26,246	718
Reductions for tax positions of prior years	(6,510)	—
Settlements	(16,709)	—

Balance at December 31	$19,747	$16,720

As of December 31, 2008 and 2007, approximately $5.0 million and $7.2 million, respectively, of our unrecognized tax benefits would affect the effective tax rate. We do not currently anticipate such unrecognized tax benefits to significantly increase or decrease over the next 12 months; however, actual results could differ from those currently anticipated.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of December 31, 2008 and 2007, accrued interest expense and penalties totaled $1.9 million and $1.5 million, respectively. For the year ended December 31, 2008 and 2007, we recognized $0.4 million and $0.7 million, respectively, in interest expense.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2003 forward. In June 2008, we settled an Internal Revenue Service examination for the tax years 2004 and 2005 and concluded certain state examinations of tax years 2003 to 2005. During the year ended December 31, 2008, we incurred interest expense of $3.3 million and $16.7 million of additional tax in connection with the settlement and conclusion of these examinations. We are currently under examination by certain states for the tax years 2004 and 2005, and we have been notified by the Internal Revenue Service that we will be audited for tax years 2006 and 2007.

Note 17.	Comprehensive (Loss) Income

Comprehensive (loss) income for the years ended December 31, 2008, 2007 and 2006, was as follows:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Net (loss) income	$(222,624)	$176,287	$279,276
Unrealized gain (loss) on available-for-sale securities, net of tax	7,857	(3,103)	3,532
Unrealized (loss) gain on foreign currency translation, net of tax	(2,892)	5,175	(826)
Unrealized (loss) gain on cash flow hedges, net of tax	(820)	413	1,098

Comprehensive (loss) income	$(218,479)	$178,772	$283,080

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income, net as of December 31, 2008 and 2007, was as follows:

	December 31,
	2008	2007
	($ in thousands)

Unrealized gain (loss) on available-for-sale securities, net of tax	$7,468	$(389)
Unrealized gain on foreign currency translation, net of tax	1,457	4,349
Unrealized gain on cash flow hedges, net of tax	170	990

Accumulated other comprehensive income, net	$9,095	$4,950

Note 18.	Net (Loss) Income per Share

The computations of basic and diluted net (loss) income per share for the years ended December 31, 2008, 2007 and 2006, were as follows:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands, except per share data)

Basic net (loss) income per share:
Net (loss) income	$(222,624)	$176,287	$279,276
Average shares — basic	251,213,699	191,697,254	166,273,730
Basic net income per share	$(0.89)	$0.92	$1.68
Diluted net (loss) income per share:
Net (loss) income	$(222,624)	$176,287	$279,276
Average shares — basic	251,213,699	191,697,254	166,273,730
Effect of dilutive securities:
Stock dividend declared	—	—	807,874
Option shares	—	340,328	483,301
Unvested restricted stock	—	1,120,000	1,341,067
Stock units	—	30,380	19,201
Non-managing member units	—	—	—
Conversion premium on the Debentures(1)	—	94,694	294,834
Written call option	—	—	—

Average shares — diluted	251,213,699	193,282,656	169,220,007

Diluted net (loss) income per share	$(0.89)	$0.91	$1.65

(1)	For the year ended December 31, 2007, the conversion premiums on the 1.25% and 1.625% Debentures represent the dilutive shares based on a conversion price of $22.41. For the year ended December 31, 2006, the conversion premiums on the 1.25% and 3.5% Debentures, represent the dilutive shares based on conversion prices of $25.20 and $26.35, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above are shown in the following table. No shares are presented for the year ended December 31, 2008 as we reported a net loss:

	Year Ended December 31,
	2008	2007	2006

Stock options	N/A	8,102,769	4,513,699
Non-managing member units	N/A	1,113,259	2,331,965
Shares subject to a written call option	N/A	7,401,420	7,401,420

From the third quarter of 2008, we are no longer assuming cash settlement of the underlying principal on our Senior Debentures, 1.625% Debentures, and 4% Debentures, therefore, we began applying the if-converted method to determine the effect on diluted net income per share of shares issuable pursuant to convertible debt. For prior periods, we used the treasury stock method to determine the effect on diluted income per share of shares issuable pursuant to the conversion premium of convertible debt and the shares underlying the principal balances were excluded. See Note 13, Borrowings, of our accompanying audited consolidated financial statements as of December 31, 2008, for further information on convertible debt.

For the year ended December 31, 2007, the conversion premiums on the 3.5% Debentures and 4% Debentures were considered to be antidilutive based on a conversion price of $23.43. As dividends are paid, the conversion prices related to our written call option, Senior Debentures, 1.625% Debentures, and 4% Debentures are adjusted. The conversion price related to the 7.25% Debentures will be adjusted only if we pay dividends on our common stock greater than $0.60 per share, per quarter. Also, we have excluded the shares underlying the principal balance of the 7.25% Debentures for all periods presented.

Note 19.	Stock-Based Compensation

Equity Incentive Plan

In April 2006, our shareholders adopted the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan (the “Plan”), which amended the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan adopted on August 6, 2003 in connection with our initial public offering. A total of 33.0 million shares of common stock are reserved for issuance under the Plan. Any shares that may be issued under the Plan to any person pursuant to an option or stock appreciation right (an “SAR”) are counted against this limit as one share for every one share granted. Any shares that may be issued under the Plan to any person, other than pursuant to an option or SAR, are counted against this limit as one and one-half shares for every one share granted. As of December 31, 2008, there were 14.4 million shares subject to outstanding grants and 9.5 million shares remaining available for future grants under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) August 6, 2016. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Total compensation cost recognized in income pursuant to the Plan was $43.6 million, $44.5 million and $33.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock Options

Stock option activity for the year ended December 31, 2008 was as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Options	Price	(in years)	Intrinsic Value
				($ in thousands)

Outstanding as of December 31, 2007	9,058,317	$22.91
Granted	81,005	12.68
Exercised	(57,327)	6.31
Forfeited	(188,055)	20.40

Outstanding as of December 31, 2008	8,893,940	$22.98	7.18	$45

Vested as of December 31, 2008	8,865,072	$22.99	7.18	$45
Exercisable as of December 31, 2008	5,185,059	$22.59	6.99	$45

For the years ended December 31, 2008, 2007 and 2006, the weighted average grant date fair value of options granted was $2.65, $1.60 and $1.44, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $0.5 million, $3.8 million and $9.8 million, respectively. As of December 31, 2008, the total unrecognized compensation cost related to nonvested options granted pursuant to the Plan was $2.1 million. This cost is expected to be recognized over a weighted average period of 1.5 years.

For awards containing only service and/or performance based vesting conditions, we use the Black-Scholes weighted average option-pricing model to estimate the fair value of each option grant on its grant date. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average assumptions used in this model for the years ended December 31, 2008, 2007 and 2006, were as follows:

	Year Ended December 31,
	2008	2007	2006

Dividend yield	12.0%	10.4%	8.3%
Expected volatility	49.6%	23.3%	20.0%
Risk-free interest rate	2.8%	4.6%	5.0%
Expected life	4.0 years	4.0 years	9.6 years

The dividend yield is computed based on annualized dividends and the average share price for the period. In connection with our REIT election, we changed our method of computing the expected volatility to be based on the average volatility of the common stock of selected competitor REITs as our historical volatility was then no longer an indicator of our future volatility. The risk-free interest rate is the U.S. Treasury yield curve in effect at the time of grant based on the expected life of options. The expected life of our options granted represents the period of time that options are expected to be outstanding. The expected life of our options increased during the year ended December 31, 2006, as a result of options granted to certain executives during the period which have a longer expected life.

We granted 3.5 million awards to our Chairman and Chief Executive Officer during the year ended December 31, 2006, that contained market based vesting conditions. For the awards containing market based vesting conditions, we used a lattice option-pricing model to estimate the fair value of each option grant on its grant date. No awards containing market based vesting conditions were issued during the years ended December 31, 2008 and 2007.

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

Restricted Stock

Restricted stock activity for the year ended December 31, 2008, was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested as of December 31, 2007	4,742,356	$23.07
Granted	3,883,758	13.24
Vested	(2,731,268)	21.38
Forfeited	(430,745)	21.56

Nonvested as of December 31, 2008	5,464,101	$19.40

The fair value of nonvested restricted stock is determined based on the closing trading price of our common stock on the grant date, in accordance with the Plan. The weighted average grant date fair value of restricted stock

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted during the years ended December 31, 2008, 2007 and 2006 was $13.24, $23.55 and $23.97, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2008, 2007 and 2006 was $31.7 million, $39.8 million and $26.8 million, respectively. As of December 31, 2008, the total unrecognized compensation cost related to nonvested restricted stock granted pursuant to the Plan was $36 million, which is expected to be recognized over a weighed average period of 1.22 years.

Restricted Stock Units

On December 31, 2008, our Board of Directors made a grant under our Equity Incentive Plan to our Chief Executive Officer, John K. Delaney, of 2.0 million restricted stock units, which carry full cash dividend rights and require delivery to Mr. Delaney of 2.0 million shares of our common stock six months following termination of his service to the company. In connection with this grant, we recorded $9.2 million in compensation expense in our audited consolidated statements of income for the year ended December 31, 2008, based on a grant date fair value of $4.62 per share. We granted a total of 2.1 million and 52,060 restricted stock units during the years ended December 31, 2008 and 2007, respectively.

Note 20.	Bank Regulatory Capital

CapitalSource Bank is subject to various regulatory capital requirements established by federal and state regulatory agencies. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on our audited consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, CapitalSource Bank’s must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. CapitalSource Bank’s capital amounts and other requirements are also subject to qualitative judgments by its regulators about, risk weightings and other factors. See Item 1, Business — Supervision and Regulation, for a further description of CapitalSource Bank’s regulatory requirements.

The calculations of the respective capital amounts at CapitalSource Bank as of December 31, 2008, were as follows ($ in thousands):

Common stockholder’s equity at CapitalSource Bank	$915,691
Less:
Disallowed goodwill and other disallowed intangible assets	(102,547)
Unrealized loss on available-for-sale securities	(2,125)
Disallowance of deferred tax assets	(16,397)

Total Tier-1 Capital	794,622
Add: Allowable portion of the allowance for loan losses and other	55,696

Total Risk-Based Capital	$850,318

To remain in compliance with the conditions imposed by the FDIC, CapitalSource Bank must at all times be both “well-capitalized,” which requires CapitalSource Bank to have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%, and must maintain a total risk-based capital ratio of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than 15%. CapitalSource Bank’s capital ratios and the minimum requirement as of December 31, 2008 were as follows:

	Actual		Minimum Required
	Amount	Ratio	Amount	Ratio
	($ in thousands)

Tier-1 Leverage Capital	$794,622	13.38%	$296,876	5.00%
Risk-Based Capital:
Tier-1	794,622	16.30	292,489	6.00
Total	850,318	17.44	731,222	15.00

The California Department of Financial Institutions (the “DFI”) approval order requires that CapitalSource Bank, during the first three years of operations, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of at least 10.0%. At December 31, 2008, CapitalSource Bank satisfied the DFI capital ratio requirement with a ratio of 12.0%.

Note 21.	Commitments and Contingencies

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next fifteen years and contain provisions for certain annual rental escalations.

As of December 31, 2008, future minimum lease payments under non-cancelable operating leases, including leases held at CapitalSource Bank, were as follows ($ in thousands):

2009	$14,425
2010	14,027
2011	13,196
2012	12,356
2013	9,415
Thereafter	65,870

Total	$129,289

In addition, in April 2007, we entered into a new lease for our corporate headquarters which requires estimated minimum payments of $7.9 million per year (subject to certain escalations) scheduled to commence in 2009 for a period of 15 years. We are currently in negotiations to materially reduce our commitment under this lease.

Rent expense was $11.4 million, $9.7 million and $7.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements. As of December 31, 2008 and 2007, we had issued $183.5 million and $226.4 million, respectively, in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we included the fair value of these obligations, totaling $5.9 million, in other liabilities in the accompanying audited consolidated balance sheet as of December 31, 2008.

As of December 31, 2008 and 2007, we had unfunded commitments to extend credit to our clients of $3.6 billion and $4.7 billion, respectively. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. We expect that these unfunded commitments will

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue to indefinitely exceed our Parent Company’s available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with all provisions of the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In many other cases, however, there are no such prerequisites to future fundings by us and our clients may draw on these unfunded commitments at any time. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases pursuant to intercompany agreements to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion. In addition, in some cases we may be able to borrow additional amounts under our secured credit facilities as we fund these unfunded commitments.

As of December 31, 2008, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. Under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB No. 143, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2008, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying audited consolidated balance sheet as of December 31, 2008.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 22.	Related Party Transactions

We have from time to time in the past, and expect that we may from time to time in the future, make loans to or invest in the equity securities of companies in which our directors, executive officers, nominees for directors, 5% or more beneficial owners or certain of their affiliates have material interests. Our Board of Directors, or a committee or disinterested directors, is charged with considering and approving these types of transactions. Management believes that each of our related party loans has been, and will continue to be, subject to the same due diligence, underwriting and rating standards as the loans that we make to unrelated third parties.

As of December 31, 2008 and 2007, we had committed to lend $135.3 million and $223.4 million, respectively, to such entities of which $111.7 million and $110.1 million, respectively, was outstanding. These loans bear interest ranging from 3.66% to 8.75% as of December 31, 2008 and 7.60% to 12.25% as of December 31, 2007. For the years ended December 31, 2008, 2007 and 2006, we recognized $9.2 million, $13.0 million and $37.5 million, respectively, in interest and fees from these loans.

Activity in related party loans for the year ended December 31, 2008, was as follows ($ in thousands):

Balance at beginning of year	$110,131
Advances	150,348
Repayments	(123,835)
Reclassified to non-related party	(24,995)

Balance at end of year	$111,649

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Derivative Instruments

In addition to the derivatives related to our residential mortgage investments discussed in Note 6, Residential Mortgage-Backed Securities and Certain Derivative Instruments, we have also entered into various derivative instruments to manage interest rate and foreign exchange risk in our Commercial Banking segment. We account for these derivative instruments pursuant to the provisions of SFAS No. 133 and, as such, adjust these instruments to fair value through income as a component of (loss) gain on derivatives in the accompanying audited consolidated statements of income. During the years ended December 31, 2008, 2007 and 2006, we recognized net realized and unrealized losses of $41.1 million, $46.2 million and net realized and unrealized gains of $2.5 million, respectively, related to these derivative instruments. As of December 31, 2008 and 2007, our commercial derivative activities resulted in an asset position of $66.4 million and $51.1 million, respectively, which is recorded on our consolidated balance sheet in other assets; and a liability position of $131.3 million and $78.6 million, respectively, which is recorded on our consolidated balance sheet in other liabilities.

Interest Rate Risk

We enter into various derivative instruments to manage interest rate risk. The objective is to manage interest rate sensitivity by modifying the characteristics of certain assets and liabilities to reduce the adverse effect of changes in interest rates.

Interest rate swaps are contracts in which a series of interest rate cash flows, based on a specific notional amount and a fixed and variable interest rate, are exchanged over a prescribed period. Options are contracts that provide the right, but not the obligation, to buy (call) or sell (put) a security at an agreed-upon price during a certain period of time or on a specific date in exchange for the payment of a premium when the contract is issued. Swaptions are contracts that provide the right, but not the obligation, to enter into an interest rate swap agreement on a specified future date in exchange for the payment of a premium when the contract is issued. Caps and floors are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is issued. Eurodollar and Treasury futures are contracts that cash settle on a future date based on a specific notional amount and a variable interest rate.

Foreign Exchange Risk

We enter into forward exchange contracts to manage foreign exchange risk. The objective is to manage the uncertainty of future foreign exchange rate fluctuations by contractually locking in current foreign exchange rates for the settlement of anticipated future cash flows.

Derivatives Designated as Hedging Instruments

In connection with the issuance of one series of our TPS, we entered into an interest rate swap. The objective of this instrument was to offset the changes in interest rate payments attributable to fluctuations in three-month LIBOR. This interest rate swap was designated as a cash flow hedge for accounting purposes until its termination in the third quarter of 2007. As of December 31, 2008 and 2007, we had no derivatives designated as an accounting hedge.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps

We enter into interest rate swap agreements to minimize the economic effect of interest rate fluctuations specific to our fixed rate debt, certain fixed rate loans and certain sale-leaseback transactions. Interest rate fluctuations result in hedged assets and liabilities appreciating or depreciating in market value. Gain or loss on the derivative instruments will generally offset the effect of unrealized appreciation or depreciation of hedged assets and liabilities for the period the item is being hedged. As of December 31, 2008 and 2007 the fair value of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate swap derivative asset was $53.0 million and $45.4 million, respectively. As of December 31, 2008 and 2007 the fair value of the interest rate swap derivative liability was $127.6 million and $71.6 million, respectively.

Basis Swaps

We enter into basis swap agreements to eliminate basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest risk typically by converting our prime rate loans to a one-month LIBOR rate. The objective of this swap activity is to protect us from risk that interest collected under the prime rate loans will not be sufficient to service the interest due under the one-month LIBOR-based term debt. These basis swaps are not designated as hedges for accounting purposes. During the years ended December 31, 2008, 2007 and 2006, we recognized a net gain of $2.1 million, net loss of $1.8 million and $2.3 million, respectively, related to the fair value of these basis swaps and cash payments made or received, which was recorded in (loss) gain on derivatives in the accompanying audited consolidated statements of income. As of December 31, 2008 and 2007 the fair value of the basis swap derivative asset was $6.5 million and $5.2 million, respectively. As of December 31, 2008 and 2007 the fair value of the basis swap derivative liability was $2.6 million and $6.0 million, respectively.

Interest Rate Caps

The Issuers entered into interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Simultaneously, we entered into offsetting interest rate cap agreements. The interest rate caps are not designated as hedges for accounting purposes. Since the interest rate cap agreements are offsetting, changes in the fair value of the interest rate cap agreements have no impact on current period earnings.

Call Options

Concurrently with our sale of the 1.25% and 1.65% Debentures we entered into and amended two separate call option transactions. The objective of these transactions is to minimize potential dilution as a result of the conversion of the 1.25% and the 1.625% Debentures. These call options are not designated as hedges for accounting purposes and were initially recorded in shareholders’ equity. Subsequent changes in the fair value of these transactions will not be recognized as long as the instruments remain classified in shareholders’ equity. We reassess this classification on a quarterly basis to determine whether the call option transactions should be reclassified. We continue to believe that equity classification for these transactions is appropriate as of December 31, 2008. For further discussion of the terms of these transactions, see Note 13, Borrowings.

Forward Exchange Contracts

We have entered into forward exchange contracts to hedge anticipated loan syndications and foreign currency-denominated loans we originate against foreign currency fluctuations. These forward exchange contracts provide for a fixed exchange rate which has the effect of locking in the anticipated cash flows to be received from the loan syndication and the foreign currency-denominated loans. As of December 31, 2008 and 2007 the fair value of the forward exchange contracts derivative asset was $6.9 million and $0.5 million, respectively. As of December 31, 2008 and 2007 the fair value of the forward exchange contracts derivative liability was $1.1 million and $1.0 million, respectively.

Derivatives Related to Residential Mortgage Investments

In connection with our residential mortgage investments, we entered into interest rate swaps, interest rate swaptions, interest rate caps and Eurodollar and Treasury futures contracts as part of our interest rate risk management program related to these investments. The objective of these instruments is to offset the changes in fair value of our residential mortgage investments. These derivatives are not designated as hedges for accounting purposes. During the years ended December 31, 2008, 2007 and 2006, we recognized net losses of $101.6 million, $79.6 million, and net gains of $18.1 million, respectively, related to the fair value of these derivatives and related

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash payments which were recorded in (loss) gain on the residential mortgage investment portfolio in the accompanying audited consolidated statements of income. As of December 31, 2008 and 2007 the fair value of the residential mortgage investment portfolio derivative asset was $140.6 million and $36.5 million, respectively. As of December 31, 2008 and 2007 the fair value of the residential mortgage investment portfolio derivative liability was $211.5 million and $121.0 million, respectively.

Note 24.	Credit Risk

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

We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding by an individual counterparty, by obtaining collateral based on management’s assessment of the client and by applying uniform credit standards maintained for all activities with credit risk. As of December 31, 2008, we had received cash collateral of $24.2 million and have posted cash collateral of $155.3 million related to our derivatives in asset and liability positions, respectively.

Contract or notional amounts and the credit risk amounts for derivatives and credit-related arrangements as of December 31, 2008 and 2007, were as follows:

	December 31,
	2008		2007
	Contract or		Contract or
	Notional	Credit Risk	Notional	Credit Risk
	Amount	Amount	Amount	Amount
	($ in thousands)

Derivatives:
Interest rate swaps	$8,173,804	$192,747	$9,624,814	$73,449
Interest rate caps	1,115,575	616	1,180,359	2,476
Futures	2,656,000	2,848	1,867,000	—
Interest rate swaptions	152,000	523	1,250,000	6,516
Forward exchange contracts	71,443	6,855	79,248	514

Total derivatives	$12,168,822	$203,589	$14,001,421	$82,955

Credit-related arrangements:
Commitments to extend credit	$3,576,193	$38,910	$4,734,661	$66,269
Commitments to extend letters of credit	169,144	6,578	186,359	5,889
Interest-only loans	8,874,758	8,874,758	9,153,997	9,153,997
Paid-in-kind interest on loans	74,516	74,516	69,274	69,274

Total credit-related arrangements	$12,694,611	$8,994,762	$14,144,291	$9,295,429

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

Derivatives expose us to credit and market risk. If the counterparty fails to perform, the credit risk is equal to the fair market value gain of the derivative. When the fair market value of a derivative contract is positive, this indicates the counterparty owes us, and therefore, creates a repayment risk for us. When the fair market value of a derivative contract is negative, we owe the counterparty and have no repayment risk. Market risk is the adverse effect that a change in interest rates has on the value of a financial instrument. We manage market risk by only using derivatives for hedging purposes against existing assets and liabilities. For further discussion regarding our derivative activities, see Note 23, Derivative Instruments.

Credit-Related Arrangements

As of December 31, 2008 and 2007, we had committed credit facilities to our borrowers of approximately $13.3 billion and $14.6 billion, respectively, of which approximately $3.6 billion and $4.7 billion, respectively, was unfunded. Our failure to satisfy our full contractual funding commitment to one or more of our borrower’s could create a breach of contract and lender liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements. As of December 31, 2008 and 2007, we had issued $183.5 million and $222.6 million, respectively, in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower.

Our interest-only loans consist of balloon and bullet loans, which collectively represent approximately 93% of our loan portfolio as of December 31, 2008 and 2007. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that upon maturity of the loan more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan. On the maturity date, the entire unpaid balance of the loan is due. Balloon loans and bullet loans involve a greater degree of credit risk than other types of loans because they require the client to make a large final payment upon the maturity of the loan.

Our PIK interest rate loans represent the deferral of either a portion or all of the contractual interest payments on the loan. At each payment date, any accrued and unpaid interest is capitalized and included in the loan’s principal balance. As of December 31, 2008 and 2007, the outstanding balance of our PIK loans was $1.1 billion and $939.0 million, respectively. On the maturity date, the principal balance and the capitalized PIK interest are due. Loans with PIK interest have a greater degree of credit risk than other types of loans because they require the client to make a large final payment upon the maturity of the loan.

Concentrations of Credit Risk

In our normal course of business, we engage in commercial lending and leasing activities with clients throughout the United States. As of December 31, 2008, the single largest industry concentration was healthcare and social assistance, which made up approximately 18% of our commercial loan portfolio. As of December 31, 2008, the largest geographical concentration was New York, which made up approximately 13% of our commercial loan portfolio. As of December 31, 2008, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 98% of the investments. As of December 31, 2008, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 33% of the investments.

Note 25.	Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our financial assets and liabilities and to determine fair value disclosures. Marketable securities, mortgage-backed securities, available-for-sale

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments, warrants and derivatives are recorded at fair value on a recurring basis. In addition, we may be required from time to time to measure certain of our assets at fair value on a nonrecurring basis, including loans held for sale, loans held for investment and certain of our investments. As previously discussed in Note 2, Summary of Significant Accounting Policies, we adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 amended SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), which requires the disclosure of the estimated fair value of on- and off-balance sheet financial instruments. We followed SFAS No. 157 in determining the SFAS No. 107 fair value disclosure amounts. The disclosures required under SFAS No. 157 and SFAS No. 107 are included in this note.

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

Below is a description of the valuation methods for our assets and liabilities recorded at fair value on either a recurring or nonrecurring basis and for estimating fair value of financial instruments not recorded at fair value for disclosure purposes. While we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the measurement date.

Financial Assets and Liabilities

Cash

Cash and cash equivalents and restricted cash are recorded at historical cost. The carrying amount is a reasonable estimate of fair value as these instruments have short-term maturities and interest rates that approximate market.

Marketable Securities

Marketable securities consist of Agency Discount Notes, Agency Callable Notes, Agency Debt, Agency MBS and Corporate Debt that are carried at fair value on a recurring basis and classified as available-for-sale securities. The securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. The entire portfolio of securities is classified as Level 2.

Mortgage-Related Receivables

Mortgage-related receivables are recorded at outstanding principal, net of unamortized purchase discounts. For SFAS No. 107 disclosures, the fair value is determined by an external pricing service based on the underlying collateral of the receivables. The value of the loans collateralizing the mortgage-related receivables is based on internal valuation techniques that consider interest rates, home values and borrower attributes, as well as anticipated default rates and prepayment rates.

Residential Mortgage-Backed Securities

Residential mortgage-backed securities are carried at fair value on a recurring basis. Agency RMBS are classified as trading and Non-Agency RMBS are classified as available-for-sale. Where possible, these securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the values are determined using quoted prices of securities with similar characteristics or internal pricing

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

models inclusive of assumptions related to prepayment speeds and credit losses. Level 2 securities relate principally to Agency RMBS, and Level 3 securities relate principally to Non-Agency RMBS for which there was no active market as of December 31, 2008.

Commercial Real Estate “A” Participation Interest

The “A” Participation Interest is recorded at outstanding principal, net of the unamortized purchase discount. For SFAS No. 107 disclosures, the fair value is estimated based on a discounted cash flow analysis, using rates currently being offered for securities with similar characteristics as the underlying collateral.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value, with fair value adjustments recorded on a nonrecurring basis. The fair value is determined using actual market transactions when available. In situations when market transactions are not available, we use the income approach through internally developed valuation models to estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Key inputs to these valuations also include costs of completion and unit settlement prices for the underlying collateral of the loans. Fair values determined through actual market transactions are classified within Level 2 of the valuation hierarchy while fair values determined through internally developed valuation models are classified within Level 3.

Loans Held for Investment

Loans held for investment are recorded at outstanding principal, net of any deferred fees and unamortized purchase discounts or premiums. We record fair value adjustments on a nonrecurring basis when we have determined that it is necessary to record a specific reserve against the loans. We may utilize the fair value of collateral to measure the specific reserve for those loans that are collateral dependent. To determine the fair value of the collateral, we may employ different approaches depending on the type of collateral. Typically, we determine the fair value of the collateral using internally developed models. Our models utilize industry valuation benchmarks, such as multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), depending on the industry, to determine a value for the underlying enterprise. In certain cases where our collateral is a fixed or other tangible asset, we will periodically obtain a third party appraisal. When fair value adjustments are recorded on these loans, we typically classify them in Level 3 of the fair value hierarchy.

For SFAS No. 107 disclosures, we determine the fair value estimates of loans held for investment primarily using external pricing services. These pricing services group loans based on credit rating and collateral type, and the fair value is estimated utilizing discounted cash flow techniques. The valuations take into account current market rates of return, contractual interest rates, maturities and assumptions regarding expected future cash flows. Within each respective loan grouping, current market rates of return are determined based on quoted prices for similar instruments that are actively traded, adjusted as necessary to reflect the illiquidity of the instrument. This approach requires the use of significant judgment surrounding current market rates of return, liquidity adjustments and the timing and amounts of future cash flows.

Investments

Investments carried at fair value on a recurring basis include debt and equity securities classified as available-for-sale under SFAS No. 115. Debt securities are primarily corporate bonds whose values are determined using internally developed valuation models. These models utilize discounted cash flow techniques for which key inputs include the timing and amount of future cash flows and market yields. Market yields are based on comparisons to other instruments for which market data is available. Prior to the fourth quarter of 2008, we utilized pricing services to value our debt security investments. However, given the declining volume of trading activity surrounding our investments, we concluded that such inputs were no longer representative of the investments’ fair value. Equity securities are valued using the stock price of the underlying company in which we hold our investment. Given the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lack of active and observable trading in the market, our debt securities are classified in Level 3. Our equity securities are classified in Level 1 or 2 depending on the level of activity within the market.

Investments accounted for under the cost or equity methods of accounting are carried at fair value on a nonrecurring basis to the extent that they are impaired during the period. We impair these investments to fair value when we have determined that other-than-temporary impairment exists. As there is rarely an observable price or market for such investments, we determine fair value using internally developed models. Our models utilize industry valuation benchmarks, such as multiples of EBITDA, depending on the industry, to determine a value for the underlying enterprise. We reduce this value by the value of debt outstanding to arrive at an estimated equity value of the enterprise. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Where these investments have been measured to fair value, we typically classify them in Level 3 of the fair value hierarchy.

For SFAS No. 107 disclosures, we determine the fair value estimate of equity investments accounted for under the cost method of accounting as described above. The disclosures required under SFAS No. 107 are not required for investments accounted for under the equity method of accounting. We also own mortgage-backed securities classified as held-to-maturity under SFAS No. 115, which are recorded at amortized cost. As of December 31, 2008, the carrying value of these investments approximated fair value as they were purchased in late December 2008.

Warrants

Warrants are carried at fair value on a recurring basis and generally relate to private companies. Warrants for private companies are valued based on the estimated value of the underlying enterprise principally using a multiple determined either from comparable public company data or from the transaction where we acquired the warrant and a financial performance indicator based on EBITDA or another revenue measure. Given the nature of the inputs used to value private company warrants, they are classified in Level 3 of the fair value hierarchy.

Derivative Assets and Liabilities

Derivatives are carried at fair value on a recurring basis and primarily relate to interest rate swaps, caps, floors, basis swaps and forward exchange contracts which we enter into to manage interest rate risk and foreign exchange risk. Our derivatives are principally traded in over-the-counter markets where quoted market prices are not readily available. Instead, derivatives are measured using market observable inputs such as interest rate yield curves, volatilities and basis spreads. We also consider counterparty credit risk in valuing our derivatives. We typically classify our derivatives in Level 2 of the fair value hierarchy.

FHLB Stock

Our investment in FHLB stock is recorded at historical cost, which is a reasonable estimate of fair value. FHLB stock does not have a readily determinable fair value, but can be sold back to the FHLB at its par value with stated notice.

Deposits

Deposits are carried at historical cost. The carrying amounts of deposits for savings and money market accounts and brokered certificates of deposit are deemed to approximate fair value as they either have no stated maturities or short-term maturities. For SFAS No. 107 disclosures, certificates of deposit are grouped by maturity date, and the fair value is estimated utilizing discounted cash flow techniques. The interest rates applied to the analyses are rates currently being offered for similar certificates of deposit within the respective maturity groupings.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase Agreements

The carrying amount of repurchase agreements is a reasonable estimate of fair value as these instruments have short-term maturities and interest rates that approximate market.

Credit Facilities

For SFAS No. 107 disclosures, the fair value of our credit facilities is estimated based on current market interest rates for similar debt instruments adjusted for the remaining time to maturity.

Term Debt

Term debt is comprised of term debt transactions in the form of asset securitizations and Owner Trust term debt. For SFAS No. 107 disclosures, the fair value of our term debt securitizations is determined based on actual prices from recent third party purchases of our debt when available and based on indicative price quotes received from various market participants when recent transactions have not occurred. The fair value of the Owner Trust senior term debt is determined by an external pricing service based on the fair value of the mortgage-related receivables, as described above, and the structure of the deal. The fair value is not adjusted for changes in our credit quality as the holders do not have recourse to our general credit. As of December 31, 2008, the Owner Trust subordinated term debt was no longer outstanding. As of December 31, 2007, the carrying amount of the Owner Trust subordinated term debt approximated its fair value.

Other Borrowings

Our other borrowings are comprised of convertible debt, subordinated debt and mortgage debt. For SFAS No. 107 disclosures, the fair value of our convertible debt is determined from quoted market prices in active markets or, when the market is not active, from quoted market prices for debt with similar maturities. The fair value of our subordinated debt is determined based on recent third party purchases of our debt when available and based on indicative price quotes received from market participants when recent transactions have not occured. The fair value of our mortgage debt is estimated using discounted cash flow techniques, which take into account current market interest rates and the fixed spread included in the debt.

Off-Balance Sheet Financial Instruments

Loan Commitments and Letters of Credit

These instruments generate ongoing fees at our current pricing levels, which are recognized over the term of the commitment period. For SFAS No. 107 disclosures, the fair value is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current creditworthiness of the counterparties and current market conditions. In addition, for loan commitments, the market rates of return utilized in the valuation of the loans held for investment as described above are applied to this analysis to reflect current market conditions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2008 were as follows:

	Fair Value
	Measurement as of	Quoted Prices in	Significant Other	Significant
	December 31,	Active Markets for	Observable	Unobservable
	2008	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Marketable securities, available-for-sale	$642,714	$—	$642,714	$—
Mortgage-backed securities pledged, trading	1,489,291	—	1,489,291	—
Investments carried at fair value:
Investments available-for-sale	36,837	—	213	36,624
Warrants	4,661	—	—	4,661
Other assets held at fair value:
Derivative assets	206,979	—	206,979	—

Total assets	$2,380,482	$—	$2,339,197	$41,285

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$342,784	$—	$342,784	$—

A summary of the changes in the fair values of assets and liabilities carried at fair value for the year ended December 31, 2008 that have been classified in Level 3 was as follows:

		Realized and Unrealized			Purchases,
		Losses, net		Total	Sales,
			Included in	Realized	Issuances,
	Balance as of		Other	and	and	Transfers	Balance as of	Unrealized
	January 1,	Included in	Comprehensive	Unrealized	Settlements,	in (out)	December 31,	Losses, net
	2008	Income	Income, net	Losses, net	Net	of Level 3	2008	(1)
	($ in thousands)

Assets
Investments carried at fair value:
Investments available-for-sale	$12,837	$(25,008)	$(10)	$(25,018)	$48,805	$—	$36,624	$(25,008)
Warrants	8,994	(2,681)	—	(2,681)	(1,652)	—	4,661	(2,281)

Total assets	$21,831	$(27,689)	$(10)	$(27,699)	$47,153	$—	$41,285	$(27,289)

(1)	Represents net unrealized losses included in income relating to assets held as of December 31, 2008.

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 included in income for the year ended December 31, 2008, reported in interest income, (loss) gain on investments, net, and loss on residential mortgage investment portfolio, were as follows:

			Loss on
	Interest	Loss on	Residential Mortgage
	Income	Investments, net	Investment Portfolio
	($ in thousands)

Total losses included in earnings for the period	$(83)	$(23,536)	$(4,070)
Unrealized losses relating to assets still held at reporting date	(83)	(23,136)	(4,070)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the year ended December 31, 2008, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the year ended December 31, 2008.

	Fair Value
	Measurements for	Quoted Prices in			Total Net Losses for
	the Year Ended	Active Markets	Significant Other	Significant	the Year Ended
	December 31,	for Identical	Observable Inputs	Unobservable	December 31,
	2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)	2008

Assets
Loans held for sale	$8,543	$—	$8,543	$—	$(5,498)
Loans held for investment(1)	289,363	—	—	289,363	(353,202)
Investments carried at cost	3,993	—	—	3,993	(52,278)
Investments accounted for under the equity method	6,207	—	—	6,207	(7,564)

Total assets	$308,106	$—	$8,543	$299,563	$(418,542)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs. Transaction costs were not significant during the year.

SFAS No. 107 Fair Value Disclosures

SFAS No. 107 requires the disclosure of the estimated fair value of financial instruments. A financial instrument is defined by SFAS No. 107 as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver to or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of our financial instruments are described above.

The table below provides fair value estimates for our financial instruments as of December 31, 2008 and 2007, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and which are recorded at fair value on a recurring basis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)

Assets:
Mortgage-related receivables, net	$1,801,535	$1,005,639	$2,033,296	$1,988,643
Commercial real estate “A” participation, net	1,396,611	1,266,921	—	—
Loans, net (including loans held for sale)	8,807,133	7,911,429	9,525,454	9,290,410
Investments carried at cost	61,279	81,237	127,183	153,355
Liabilities:
Deposits	$5,043,695	$5,066,874	$—	$—
Credit facilities	1,445,062	1,343,512	2,207,063	2,207,063
Owner Trust term debt	1,724,914	997,611	1,987,774	1,982,076
Other term debt	3,613,542	2,135,646	5,158,664	5,158,664
Convertible debt	715,885	455,368	780,630	749,107
Subordinated debt	438,799	219,400	529,877	452,305
Mortgage debt	330,311	275,995	341,086	341,086
Loan commitments and letters of credit	—	45,488	—	72,158

Note 26.	Segment Data

We currently operate as three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Our Commercial Banking segment comprises our commercial lending and banking business activities; our Healthcare Net Lease segment comprises our direct real estate investment business activities; and our Residential Mortgage Investment segment comprises our residential mortgage investment and other investment activities formally engaged in to optimize our REIT qualification.

From January 1, 2006 to the third quarter of 2007, we presented financial results through two reportable segments: 1) Commercial Lending & Investment and 2) Residential Mortgage Investment. Our Commercial Lending & Investment segment comprised our commercial lending and direct real estate investment business activities and our Residential Mortgage Investment segment comprised all of our activities related to our investments in residential mortgage loans and RMBS. Changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Lending & Investment segment being disaggregated into the Commercial Finance segment and the Healthcare Net Lease segment as described above. Beginning in the third quarter of 2008, we changed the name of our Commercial Finance segment to Commercial Banking to incorporate depository products, services and investments of CapitalSource Bank. We have reclassified all comparative prior period segment information to reflect our three reportable segments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results of our operating segments as of and for the year ended December 31, 2008 and 2007, were as follows:

	Year Ended December 31, 2008
				Residential
	Commercial	Healthcare		Mortgage	Consolidated
	Banking	Net Lease		Investment	Total
	($ in thousands)

Total interest and fee income	$1,014,023	$1,402		$226,282	$1,241,707
Operating lease income	—	107,748		—	107,748
Interest expense	488,307	43,232	(1)	180,571	712,110
Provision for loan losses	576,804	—		16,242	593,046
Operating expenses(2)	233,617	47,469		10,109	291,195
Other expense(3)	66,822	1,204		106,057	174,083
Noncontrolling interests expense	(706)	2,132		—	1,426

Net (loss) income before income taxes	(350,821)	15,113		(86,697)	(422,405)
Income tax benefit	(199,781)	—		—	(199,781)

Net (loss) income	$(151,040)	$15,113		$(86,697)	$(222,624)

Total assets as of December 31, 2008	$13,515,890	$1,059,031		$3,839,980	$18,414,901

	Year Ended December 31, 2007
				Residential
	Commercial	Healthcare		Mortgage	Consolidated
	Banking	Net Lease		Investment	Total
	($ in thousands)

Total interest and fee income	$1,090,585	$1,362		$348,351	$1,440,298
Operating lease income	—	97,013		—	97,013
Interest expense	481,605	41,047	(1)	324,589	847,241
Provision for loan losses	77,576	—		1,065	78,641
Operating expenses(2)	220,550	41,441		6,000	267,991
Other income (expense)(3)	883	(369)		(75,164)	(74,650)
Noncontrolling interests expense	(1,037)	5,975		—	4,938

Net income (loss) before income taxes	312,774	9,543		(58,467)	263,850
Income taxes	87,563	—		—	87,563

Net income (loss)	$225,211	$9,543		$(58,467)	$176,287

Total assets as of December 31, 2007	$10,609,306	$1,098,287		$6,332,756	$18,040,349

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
			Residential
	Commercial	Healthcare	Mortgage	Consolidated
	Banking	Net Lease	Investment	Total
	($ in thousands)

Total interest and fee income	$919,496	$—	$267,522	$1,187,018
Operating lease income	—	30,742	—	30,742
Interest expense	344,988	11,176 (1)	250,561	606,725
Provision for loan losses	81,211	—	351	81,562
Operating expenses(2)	193,053	14,359	8,640	216,052
Other income (expense)(3)	37,297	(2,497)	2,528	37,328
Noncontrolling interests expense	(806)	5,517	—	4,711

Net income (loss) before income taxes and cumulative effect of accounting change	338,347	(2,807)	10,498	346,038
Income taxes	67,132	—	—	67,132

Net income (loss) before cumulative effect of accounting change	271,215	(2,807)	10,498	278,906
Cumulative effect of accounting change, net of taxes	370	—	—	370

Net income (loss)	$271,585	$(2,807)	$10,498	$279,276

Total assets as of December 31, 2006	$8,445,216	$790,233	$5,975,125	$15,210,574

(1)	Interest expense in our Healthcare Net Lease segment includes interest on its secured credit facility and mortgage debt as well as an allocation of interest on its allocated intercompany debt.

(2)	Operating expenses of our Healthcare Net Lease segment include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses. Operating expenses of our Residential Mortgage Investment segment consist primarily of direct expenses related to compensation and benefits and professional fees paid to our investment manager and other direct expenses.

(3)	Other (expense) income for our Residential Mortgage Investment segment includes the net of interest income and expense accruals related to certain of our derivatives along with the changes in fair value of our Agency RMBS and related derivatives.

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Currently, substantially all of our business activities occur within the United States of America and therefore, no additional geographic disclosures are necessary.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 27.	Parent Company Information

As of December 31, 2008 and 2007, the parent company, CapitalSource Inc’s, condensed financial information was as follows:

Condensed Balance Sheets

	December 31,
	2008	2007
	($ in thousands)

Assets
Cash and cash equivalents	$11	$—
Investment in subsidiaries:
Bank subsidiary	915,690	—
Non-Bank subsidiaries	3,482,082	3,777,732

Total investment in subsidiaries	4,397,772	3,777,732
Other assets	109,438	93,046

Total assets	$4,507,221	3,870,778

Liabilities and Shareholders’ Equity Liabilities:
Credit facilities	$890,000	$480,237
Other borrowings	715,885	780,630
Other liabilities	62,181	27,640

Total liabilities	1,668,066	1,288,507
Shareholders’ equity:
Common stock	2,828	2,207
Additional paid-in capital	3,683,265	2,902,501
Accumulated deficit	(855,836)	(327,387)
Accumulated other comprehensive income, net	8,898	4,950

Total shareholders’ equity	2,839,155	2,582,271

Total liabilities and shareholders’ equity	$4,507,221	$3,870,778

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Net investment income:
Interest income	$4,335	$12,205	$10,297
Interest expense	108,320	55,052	34,878

Net investment (loss) income	(103,985)	(42,847)	(24,581)
Operating expenses:
Compensation and benefits	1,061	1,194	—
Professional fees	3,577	—	—
Other administrative expenses	38,175	50,979	23,694

Total operating expenses	42,813	52,173	23,694
Other (expense) income:
Other (expense) income	(28,123)	—	75,017
Earnings in Bank subsidiary	(8,491)	—	—
Earnings in non-bank subsidiaries	(38,998)	271,307	327,534

Total other (expense) income	(75,612)	271,307	402,551

Net (loss) income	$(222,410)	$176,287	$354,276

Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Cash used in operating activities:	$(682,193)	$(618,965)	$(569,697)
Cash provided by investing activities:	—	52	33,571
Financing Activities:
Proceeds from issuance of common stock, net of offering costs	601,755	714,490	603,422
Payment of dividend	(287,566)	(467,173)	(408,445)
Borrowings on credit facilities, net	409,763	124,551	355,685
Borrowings of convertible debt	—	245,000	—
Others	(41,748)	1,888	(16,417)

Cash provided by financing activities:	682,204	618,756	534,245

Increase (decrease) in cash and cash equivalents	11	(157)	(1,881)
Cash and cash equivalents at beginning of year	—	157	2,038

Cash and cash equivalents at end of year	$11	$—	$157

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 28.	Unaudited Quarterly Information

Unaudited quarterly information for each of the three months in the years ended December 31, 2008 and 2007, was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
	($ in thousands except per share data)

Interest income	$272,002	$274,012	$254,222	$308,325
Fee income	28,264	29,974	41,267	33,641

Total interest and fee income	300,266	303,986	295,489	341,966
Operating lease income	27,708	28,140	24,210	27,690

Total investment income	327,974	332,126	319,699	369,656
Interest expense	182,586	180,496	160,083	188,945

Net investment income	145,388	151,630	159,616	180,711
Provision for loan losses	445,452	110,261	31,674	5,659

Net investment (loss) income after provision for loan losses	(300,064)	41,369	127,942	175,052
Depreciation of direct real estate investments	9,085	8,898	8,990	8,916
Other operating expenses	82,440	52,621	61,652	58,593
Other (expense) income	(146,133)	28,163	40,286	(96,399)
Noncontrolling interests expense	(54)	(100)	283	1,297

Net (loss) income before income taxes	(537,668)	8,113	97,303	9,847
Income tax (benefit) expense	(240,158)	58	37,243	3,076

Net (loss) income	$(297,510)	$8,055	$60,060	$6,771

Net (loss) income per share:
Basic	$(1.07)	$0.03	$0.26	$0.03
Diluted	(1.07)	0.03	0.25	0.03

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
	($ in thousands except per share data)

Interest income	$333,122	$344,043	$311,184	$289,554
Fee income	37,974	29,338	45,056	50,027

Total interest and fee income	371,096	373,381	356,240	339,581
Operating lease income	27,079	27,490	22,156	20,288

Total investment income	398,175	400,871	378,396	359,869
Interest expense	227,547	232,754	200,291	186,649

Net investment income	170,628	168,117	178,105	173,220
Provision for loan losses	33,952	12,353	17,410	14,926

Net investment income after provision for loan losses	136,676	155,764	160,695	158,294
Depreciation of direct real estate investments	8,928	8,924	7,390	6,762
Operating expenses	62,165	56,209	59,053	58,560
Other (expense) income	(52,151)	(49,627)	21,079	6,049
Noncontrolling interests expense	1,154	1,182	1,272	1,330

Net income before income taxes	12,278	39,822	114,059	97,691
Income taxes	27,312	11,557	29,693	19,001

Net (loss) income	$(15,034)	$28,265	$84,366	$78,690

Net (loss) income per share:
Basic	$(0.07)	$0.15	$0.45	$0.44
Diluted	(0.07)	0.15	0.45	0.43

Note 29.	Subsequent Event

On February 13, 2009, we entered into an agreement with an existing securityholder and issued 19,815,752 shares our common stock in exchange for approximately $61.6 million in aggregate principal amount of our outstanding 1.625% senior subordinated convertible debentures due March 2034 held by the securityholder. We retired all of the debentures acquired in the exchange. In connection with this exchange, we incurred a loss of approximately $57.5 million, which includes a write-off of $0.4 million in deferred financing fees and debt discount. Additionally, this exchange resulted in an increase to our book equity of approximately $61.1 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Reference is made to the Management Report on Internal Controls over Financial Reporting on page 99.

ITEM 9B.	OTHER INFORMATION

On February 25, 2009, Amendment No. 7 to the Credit Agreement dated as of March 14, 2006 was entered into by and among CapitalSource Inc., as Initial Borrower, CapitalSource TRS LLC (“TRS”), CapitalSource Finance LLC (“CSF”), CSE Mortgage LLC (“CSEM”), CapitalSource SF TRS LLC (“SF TRS”), CapitalSource International Inc. (“International”), CapitalSource Finance II LLC (“CSF II”), CapitalSource CF LLC (“CS CF”), CSE CHR Holdco LLC (“CHR Holdco”) and CSE CHR Holdings LLC (“CHR Holdings” and together with TRS, CSF, CSEM, SF TRS, International, CSF II and CHR Holdco, the “Guarantors”), the banks and other financial institutions parties thereto, Wachovia Bank, National Association, as Administrative Agent (“Wachovia”), Swingline Lender, and Issuing Lender, and Bank of America, N.A., as Issuing Lender (as amended to date, the “Amendment”).

The Amendment:

•	Modifies the Consolidated EBITDA to Interest Expense financial covenant to exclude the period ending December 31, 2008, and to define and measure the covenant differently for future periods, including to:

•	replace the trailing twelve month measurement period with a quarterly measurement;

•	change the way we measure Consolidated EBITDA to include up to $90.0 million of provision for loan losses for the reporting period ending March 31, 2009, and up to $50.0 million for each reporting period thereafter; and

•	set the minimum ratio of Consolidated EBITDA to Interest Expense to 1.50:1.00 for the periods ending March 31, June 30, and September 30, 2009, and 1.75:1.00 for each period thereafter;

•	Provides that we only count loans that are delinquent by at least 180 days, subject to an insolvency event or are charged off pursuant to our credit and collection policy when calculating our maximum average portfolio charged-off ratio; and

•	Increases the maximum average portfolio charged-off ratios, as follows:

•	for the fiscal quarter ended March 31, 2009, (i) from 8.0% to 8.5%, calculated excluding CapitalSource Bank, and (ii) from 5.0% to 6.5%, calculated including CapitalSource Bank; and

•	for every fiscal quarter thereafter, (i) from 8.0% to 10.0%, when calculated by excluding CapitalSource Bank, and (ii) from 5.0% to 6.5%, calculated including CapitalSource Bank.

From time to time we have entered into other transactions and agreements with Wachovia, certain of the other parties to the Amendment and their respective affiliates.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A listing of our executive officers and their biographies are included under Item 1, Business, in the section entitled “Executive Officers” on page 20 of this Form 10-K.

The members of our Board of Directors, their principal occupations and the Board committees on which they serve are as follows:

William G. Byrnes(1)
Private Investor

John K. Delaney
Chief Executive Officer and Chairman of the Board

Frederick W. Eubank, II(2)(4)
Managing Partner, Wachovia Capital Partners, LLC

Andrew B. Fremder(3)(4)
Member and Consultant, Farallon Capital Management, L.L.C and Farallon Partners, L.L.C.

Sara L. Grootwassink(1)(3)
Retired Chief Financial Officer, Washington Real Estate Investment Trust

C. William Hosler(2)
Retired Chief Financial Officer, Marcus & Millichap Holding Companies

Timothy M. Hurd(2)
Managing Director, Madison Dearborn Partners, LLC

Lawrence C. Nussdorf(1)
President and Chief Operating Officer, Clark Enterprises, Inc.

Biographies for our non-management directors and additional information pertaining to directors and executive officers and our corporate governance as well as the remaining information called for by this item are incorporated herein by reference to Election of Directors, Corporate Governance, Board of Directors and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance and other sections in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held April 30, 2009, which will be filed within 120 days of the end of our fiscal year ended December 31, 2008 (the “2009 Proxy Statement”).

Our Chairman and Chief Executive Officer and Chief Financial Officer have delivered, and we have filed with this Form 10-K, all certifications required by rules of the SEC and relating to, among other things, the Company’s financial statements, internal controls and the public disclosures contained in this Form 10-K. In addition, on May 29, 2008, our Chairman and Chief Executive Officer certified to the NYSE that he was not aware of any violations by the Company of the NYSE’s corporate governance listing standards and, as required by the rules of the NYSE, expects to provide a similar certification following the 2009 Annual Meeting of Stockholders.

(1)	Audit Committee

(2)	Compensation Committee

(3)	Nominating and Corporate Governance Committee

(4)	Credit Policy Committee

ITEM 11.	EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to in the 2009 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the 2009 Annual Meeting of Stockholders to be held on April 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information pertaining to security ownership of management and certain beneficial owners of the registrant’s Common Stock is incorporated herein by reference to Voting Securities and Principal Holders Thereof and other sections of the 2009 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the 2009 Annual Meeting of Stockholders to be held on April 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information pertaining to certain relationships and related transactions and director independence is incorporated herein by reference to Corporate Governance and Compensation Committee Interlocks and Insider Participation and other sections of the 2009 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the 2009 Annual Meeting of Stockholders to be held on April 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information pertaining to principal accounting fees and services is incorporated herein by reference to Report of the Audit Committee of the 2009 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the 2009 Annual Meeting of Stockholders to be held on April 30, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

The consolidated financial statements of the registrant as listed in the “Index to Consolidated Financial Statements” included in Item 8, Financial Statements and Supplementary Data, on page 101 of this report, are filed as part of this report.

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

CAPITALSOURCE INC.

Date March 2, 2009	/s/ JOHN K. DELANEY John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date March 2, 2009	/s/ THOMAS A. FINK Thomas A. Fink Chief Financial Officer (Principal Financial Officer)

Date: March 2, 2009	/s/ BRYAN D. SMITH Bryan D. Smith Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2009.

/s/ WILLIAM G. BYRNES	/s/ C. WILLIAM HOSLER

William G. Byrnes, Director	C. William Hosler, Director

/s/ FREDERICK W. EUBANK, II	/s/ TIMOTHY M. HURD

Frederick W. Eubank, II, Director	Timothy M. Hurd, Director

/s/ ANDREW B. FREMDER	/s/ LAWRENCE C. NUSSDORF

Andrew B. Fremder, Director	Lawrence C. Nussdorf, Director

/s/ SARA L. GROOTWASSINK

Sara L. Grootwassink, Director

INDEX TO EXHIBITS

Exhibit
No	Description

3.1	Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008)(incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2	Amended and Restated Bylaws (composite version; reflects all amendments through October 30, 2007) (incorporated by reference to exhibit 3.2 to the Form 10-Q filed by CapitalSource on November 9, 2007).
4.1	Indenture dated as of March 19, 2004, by and among CapitalSource Inc., as issuer, U.S. Bank National Association, as trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as guarantors, including form of 1.25% Senior Convertible Debenture Due 2034 (incorporated by reference to exhibit 4.7 to the Form 10-Q filed by CapitalSource on May 13, 2004).
4.1.1	First Supplemental Indenture dated as of October 18, 2004, by and among the CapitalSource Inc., as issuer, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.1.1 to the Registration Statement on Form S-3 (Reg. No. 333-118744) filed by CapitalSource on October 19, 2004).
4.2	Indenture dated as of July 7, 2004, by and among CapitalSource Inc., as issuer, U.S. Bank National Association, as trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as guarantors, including form of 3.5% Senior Convertible Debenture due 2034 (incorporated by reference to exhibit 4.1 to the Registration Statement on Form S-3 (Reg. No. 333-118738) filed by CapitalSource on September 1, 2004).
4.2.1	First Supplemental Indenture dated as of October 18, 2004, by and among the CapitalSource Inc., as issuer, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.1.1 to the Registration Statement on Form S-3 (Reg. No. 333-118738) filed by CapitalSource on October 19, 2004).
4.3	Indenture, dated as of April 4, 2007, by and among the CapitalSource Inc., as issuer, Wells Fargo Bank, N.A., as trustee, and CapitalSource Finance LLC, as guarantor (incorporated by reference to exhibit d(3) to the Schedule TO-I filed by CapitalSource on February 17, 2009).
4.4	Indenture dated as of April 4, 2007, by and among CapitalSource Inc., as issuer, CapitalSource Finance LLC, as guarantor, and Wells Fargo Bank, N.A., as trustee.†
4.5	Indenture dated as of July 30, 2007, by and between CapitalSource Inc., as issuer, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to exhibit 4.20 to the Form 10-Q filed by CapitalSource on November 9, 2007).
4.5.1	First Supplemental Indenture dated as of July 30, 2007, by and between CapitalSource Inc., as issuer, CapitalSource Finance LLC, as guarantor, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to exhibit 4.20.1 to the Form 10-Q filed by CapitalSource on November 9, 2007).
10.1	Capital Maintenance and Liquidity Agreement dated as of July 25, 2008, among CapitalSource Inc., CapitalSource TRS LLC (formerly CapitalSource TRS Inc.), CapitalSource Finance LLC, CapitalSource Bank and the FDIC (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on July 28, 2008).
10.2	Parent Company Agreement dated as of July 25, 2008, among CapitalSource Inc., CapitalSource TRS LLC (formerly CapitalSource TRS Inc.), CapitalSource Finance LLC, CapitalSource Bank and the FDIC (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on July 28, 2008).
10.3	Office Lease Agreement dated as of December 8, 2000, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC (incorporated by reference to exhibit 10.1 to the Registration Statement on Form S-1/A (Reg. No. 333-106076) filed by CapitalSource on June 12, 2003).
10.3.1	First Amendment to Office Lease Agreement dated May 10, 2002, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC.†
10.3.2	Second Amendment to Office Lease Agreement dated February 4, 2003, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC.†
10.3.3	Third Amendment to Office Lease Agreement dated as of August 1, 2003, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC (incorporated by reference to exhibit 10.1.1 to the Registration Statement on Form S-1 (Reg. No. 333-112002) filed by CapitalSource on February 2, 2004).

Exhibit
No	Description

10.3.4	Fourth Amendment to Office Lease Agreement dated July 2, 2007, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC.†
10.3.5	Fifth Amendment to Office Lease Agreement dated March 6, 2008, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC.†
10.3.5.1	Assignment and Assumption Agreement dated December 8, 2004 to the Office Lease Agreement dated December 7, 2001, by and between Medical Office Properties, Inc. f/k/a Healthcare Financial Partners REIT, Inc. and CapitalSource Finance LLC.†
10.3.5.2	Office Lease Agreement dated December 7, 2001, by and between Chase Tower Associates, L.L.C. and Healthcare Financial Partners REIT, Inc.†
10.3.5.3	First Amendment to Office Lease Agreement dated June 30, 2003, by and between Chase Tower Associates, L.L.C. and Healthcare Financial Partners REIT, Inc.†
10.4	Office Lease Agreement dated April 27, 2007 by and between Wisconsin Place Office LLC and CapitalSource Finance LLC.†
10.5	Standard Office Lease dated April 23, 2004 between Crown Brea Associates, LLC and Fremont Investment & Loan.†
10.5.1	Lease Amendment No. 1 dated August, 2004, by and between Crown Brea Associates, LLC and Fremont Investment & Loan.†
10.5.2	Third Amendment to Standard Office Lease effective as of November 15, 2005, by and between AEW LT Brea Imperial Centre, LLC and Fremont Investment & Loan.†
10.5.3	Fourth Amendment to Standard Office Lease dated July 31, 2007, by and between AEW LT Brea Imperial Centre, LLC and Fremont Investment & Loan.†
10.5.4	Sublease Agreement dated as of July 25, 2008, by and between Fremont Investment & Loan and CapitalSource Bank.†
10.6	Amended and Restated Registration Rights Agreement dated August 30, 2002, among CapitalSource Holdings LLC and the holders party thereto (incorporated by reference to exhibit 10.11 to the Registration Statement on Form S-1 (Reg. No. 333-106076) filed by CapitalSource on June 12, 2003).
10.7	Fourth Amended and Restated Intercreditor and Lockbox Administration Agreement dated as of June 30, 2005, among Bank of America, N.A., as lockbox bank, CapitalSource Finance LLC, as originator, original servicer and lockbox servicer, CapitalSource Funding Inc., as owner, and the financing agents (incorporated by reference to exhibit 10.39 to the Form 10-Q filed by CapitalSource on August 5, 2005).
10.8	Fifth Amended and Restated Three Party Agreement Relating to Lockbox Services and Control dated as of June 30, 2005, among Bank of America, N.A., as the bank, CapitalSource Finance LLC, as originator, original servicer and lockbox servicer, CapitalSource Funding Inc., as the owner, and the financing agents (incorporated by reference to exhibit 10.40 to the Form 10-Q filed by CapitalSource on August 5, 2005).
10.9	Credit Agreement dated as of March 14, 2006, among CapitalSource Inc., as borrower, the guarantors and lenders as listed in the Credit Agreement, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as issuing lender, Wachovia Capital Markets, LLC, as sole bookrunner and lead arranger, and Bank of Montreal, Barclays Bank PLC and SunTrust Bank, as co-documentation agents (composite version; reflects all amendments through February 25, 2009).†
10.9.1	Limited Waiver dated February 10, 2009 to the Credit Agreement, dated as of March 14, 2006, among CapitalSource Inc., as borrower, the guarantors and lenders as listed in the Credit Agreement, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as issuing lender, Wachovia Capital Markets, LLC, as sole bookrunner and lead arranger, and Bank of Montreal, Barclays Bank PLC and SunTrust Bank, as co-documentation agents.†
10.10	Security Agreement dated as of December 23, 2008, by and among CapitalSource Inc. and certain direct and indirect subsidiaries of CapitalSource Inc. that are or become guarantors collectively, the guarantors and the obligors, and Wachovia Bank, National Association, as administrative agent and lender.†

Exhibit
No	Description

10.11	Pledge Agreement dated as of December 23, 2008, by and among CapitalSource Inc. and certain direct and indirect subsidiaries of CapitalSource Inc. that are or become guarantors collectively, the guarantors and pledgors, Wachovia Bank, National Association, as administrative agent and lender, Wells Fargo Bank, National Association as collateral custodian and CapitalSource Finance LLC, as servicer.†
10.12	Sale and Servicing Agreement dated as of April 20, 2004, by and among CapitalSource Funding III LLC, as seller, CapitalSource Finance LLC, as originator and servicer, Wachovia Capital Markets, LLC as administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (composite version; reflects all amendments through February 10, 2009).†
10.12.1	Waiver, Consent and Amendment No. 15 to Sale and Servicing Agreement dated as of February 10, 2009, among CapitalSource Funding III LLC, as seller, CapitalSource Finance LLC, as originator and as servicer, Wachovia Bank, National Association, as a purchaser, Wachovia Capital Markets, LLC, as administrative agent and Wells Fargo Bank, National Association, as backup servicer and collateral custodian and Wachovia Bank, National Association, as hedge counterparty.†
10.13	Sale and Servicing Agreement, dated as of May 8, 2008, by and among CS Funding VII Depositor LLC, as the seller, CapitalSource Finance LLC, as the servicer and originator, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (composite version; reflects all amendments through August 20, 2008).†
10.13.1	Waiver Letter dated February 12, 2009 to the Sale and Servicing Agreement, dated as of May 8, 2008, by and among CS Funding VII Depositor LLC, as the seller, CapitalSource Finance LLC, as the servicer and originator, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian.†
10.14	Credit Agreement dated as of July 20, 2007, among CapitalSource Funding VIII LLC, as borrower, CapitalSource Finance LLC, as servicer, Deutsche Bank AG, New York Branch, as administrative agent and Wells Fargo Bank, National Association, as collateral custodian and backup servicer.†
10.14.1	Amendment No. 1 dated as of December 31, 2008 to Credit Agreement, among CapitalSource Funding VIII LLC, as borrower, CapitalSource Finance LLC, as servicer, Deutsche Bank AG, as administrative agent and managing agent and Nantucket Funding Corp. LLC, as lender.†
10.15	Amended and Restated Sale and Servicing Agreement dated April 28, 2006, by and among CSE QRS Funding I LLC, as seller, CSE Mortgage LLC, as servicer and originator, Wachovia Capital Markets, LLC, as administrative agent and VFCC agent, Wells Fargo Bank, National Association, as backup servicer and collateral custodian (composite version; reflects all amendments through February 17, 2009).†
10.15.1	Waiver, Consent and Amendment No. 6 dated February 17, 2009 to Amended and Restated Sale and Servicing Agreement dated April 28, 2006, among CSE QRS Funding I LLC, as seller, CSE Mortgage LLC, as servicer and originator, purchasers from time to time, Wachovia Capital Markets, LLC, as administrative agent and VFCC agent, Wells Fargo Bank, National Association, as backup servicer and collateral custodian.†
10.16	Facility Agreement dated as of October 3, 2007, among CS Europe Finance Limited and CS UK Finance Limited, as borrowers and guarantors, CapitalSource Finance LLC, as servicer, Wachovia Bank, N.A., as administrative agent and security trustee and Wachovia Securities International Ltd., as lead arranger and sole bookrunner (composite version; reflects all amendments through February 10, 2009).†
10.17	Servicing Agreement dated October 3, 2007, between CS UK Finance Limited and CS Europe Finance Limited, as borrowers, CapitalSource Finance LLC, as servicer, CapitalSource Europe Limited, as subservicer and parent, CapitalSource UK Limited, as parent, Wachovia Bank, N.A., as administrative agent and security trustee and Wachovia Securities International Ltd., as lead arranger and sole bookrunner (composite version; reflects all amendments through September 24, 2008).†
10.18	Amended and Restated Loan Agreement dated March 29, 2007, between Column Financial, Inc., as lender, and those subsidiaries of CapitalSource Inc. listed as borrowers from time to time, borrowers.†

Exhibit
No	Description

10.18.1	Modification Agreement dated July 31, 2007 to that certain Amended and Restated Loan Agreement dated as of March 29, 2007, between Column Financial, Inc., as lender, and, those subsidiaries of CapitalSource Inc. listed as borrowers from time to time, borrowers.†
10.19	Guaranty Agreement dated March 29, 2007 to the Amended and Restated Loan Agreement dated March 29, 2007, made by CapitalSource Inc. for the benefit of Column Financial, Inc.†
10.20	Mezzanine Loan Agreement dated as of July 31, 2007, between Column Financial, Inc., as lender, and CSE Casablanca Holdings II LLC, as borrower.†
10.20.1	Modification dated July 31, 2007 to that certain Mezzanine Loan Agreement dated as of July 31, 2007, between Column Financial, Inc., lender and CSE Casablanca Holdings II LLC, borrower.†
10.21	Guaranty Agreement dated July 31, 2007 to the Mezzanine Loan Agreement dated July 31, 2007 made by CapitalSource Inc. for the benefit of Column Financial, Inc.†
10.21.1	Amendment dated July 31, 2007 to that certain Guaranty Agreement to the Mezzanine Loan Agreement dated July 31, 2007 made by CapitalSource Inc. for the benefit of Column Financial, Inc.†
10.22	Second Amended and Restated Sale and Servicing Agreement, dated as of May 8, 2008, by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (composite version; reflects all amendments through May 8, 2008) (incorporated by reference to exhibit 10.2 to the Form 10-Q filed by CapitalSource on May 12, 2008).
10.22.1	First Amendment, dated as of July 31, 2008, to the Second Amended and Restated Sale and Servicing Agreement, dated as of May 8, 2008, by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (incorporated by reference to exhibit 10.4.1 to the Form 10-Q filed by CapitalSource on November 10, 2008).
10.22.2	Second Amendment, dated as of August 20, 2008, to the Second Amended and Restated Sale and Servicing Agreement, dated as of May 8, 2008, by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (incorporated by reference to exhibit 10.4.2 to the Form 10-Q filed by CapitalSource on November 10, 2008).
10.22.3	Third Amendment, dated as of December 31, 2008, to Second Amended and Restated Sale and Servicing Agreement, dated as of May 8, 2008, by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian.†
10.23	Indenture dated as of September 28, 2006, by and among CapitalSource Commercial Loan Trust 2006-2, as the issuer, and Wells Fargo Bank, National Association, as the indenture trustee (incorporated by reference to exhibit 4.16 to the Form 8-K filed by CapitalSource on October 4, 2006).
10.24	Sale and Servicing Agreement dated as of September 28, 2006, by and among CapitalSource Commercial Loan Trust 2006-2, as the issuer, CapitalSource Commercial Loan LLC, 2006-2, as the trust depositor, CapitalSource Finance LLC, as the originator and as the servicer, and Wells Fargo Bank, National Association, as the indenture trustee and as the backup servicer (incorporated by reference to exhibit 10.66 to the Form 8-K filed by CapitalSource on October 4, 2006).
10.25	Indenture dated as of December 20, 2006, by and among CapitalSource Real Estate Loan Trust 2006-A, as the issuer, CapitalSource Finance LLC, as advancing agent and Wells Fargo Bank, N.A., as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar (incorporated by reference to exhibit 4.17 to the Form 8-K filed by CapitalSource on December 27, 2006).

Exhibit
No		Description

10.26		Servicing Agreement dated as of December 20, 2006, by and among CapitalSource Real Estate Loan Trust 2006-A, as the issuer, Wells Fargo Bank, N.A, as trustee and as the backup servicer and CapitalSource Finance LLC, as collateral manager, servicer and special servicer (incorporated by reference to exhibit 10.67 to the Form 8-K filed by CapitalSource on December 27, 2006).
10.27		Collateral Management Agreement dated as of December 20, 2006, by and among CapitalSource Real Estate Loan Trust 2006-A, as the issuer, and CapitalSource Finance LLC, as collateral manager (incorporated by reference exhibit 10.68 to the Form 8-K filed by CapitalSource on December 27, 2006).
10.28	*	Third Amended and Restated Equity Incentive Plan (composite version; reflects all amendments through December 31, 2008).†
10.29.1	*	Form of Non-Qualified Option Agreement (2005) (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on January 31, 2005).
10.29.2	*	Form of Non-Qualified Option Agreement (2007) (incorporated by reference to exhibit 10.81 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.29.3	*	Form of Non-Qualified Option Agreement (2008) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on August 11, 2008).
10.30.1	*	Form of Non-Qualified Option Agreement for Directors (2005) (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on January 31, 2005).
10.30.2	*	Form of Non-Qualified Option Agreement for Directors (2007) (incorporated by reference to exhibit 10.78 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.30.3	*	Form of Non-Qualified Option Agreement for Directors (2008) (incorporated by reference to exhibit 10.18.3 to the Form 10-K filed by CapitalSource on February 29, 2008).
10.31.1	*	Form of Restricted Stock Agreement (2005) (incorporated by reference to exhibit 10.3 to the Form 8-K filed by CapitalSource on January 31, 2005).
10.31.2	*	Form of Restricted Stock Agreement (2007) (incorporated by reference to exhibit 10.79 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.31.3	*	Form of Restricted Stock Agreement (2008) (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on August 11, 2008).
10.32.1	*	Form of Restricted Stock Agreement for Directors (2007) (incorporated by reference to exhibit 10.76 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.32.2	*	Form of Restricted Stock Agreement for Directors (2008) (incorporated by reference to exhibit 10.20.2 to the Form 10-K filed by CapitalSource on February 29, 2008).
10.33.1	*	Form of Restricted Unit Agreement (2007) (incorporated by reference to exhibit 10.70 to the Form 8-K filed by CapitalSource on March 13, 2007).
10.33.2	*	Form of Restricted Stock Unit Agreement (2007) (incorporated by reference to exhibit 10.80 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.33.3	*	Form of Restricted Stock Unit Agreement (2008) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 11, 2008).
10.34.1	*	Form of Restricted Stock Unit Agreement for Directors (2007) (incorporated by reference to exhibit 10.77 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.34.2	*	Form of Restricted Stock Unit Agreement for Directors (2008) (incorporated by reference to exhibit 10.22.2 to the Form 10-K filed by CapitalSource on February 29, 2008).
10.35	*	CapitalSource Inc. Amended and Restated Deferred Compensation Plan effective August 8, 2008 (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on November 10, 2008).
10.36	*	Summary of Non-employee Director Compensation (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on November 10, 2008).
10.37	*	Form of Indemnification Agreement between CapitalSource Inc. and each of its non-employee directors (incorporated by reference to exhibit 10.4 to the Form 10-Q filed by CapitalSource on November 7, 2003).

Exhibit
No		Description

10.38	*	Form of Indemnification Agreement between CapitalSource Inc. and each of its employee directors (incorporated by reference to exhibit 10.5 to the Form 10-Q filed by CapitalSource on November 7, 2003).
10.39	*	Form of Indemnification Agreement between CapitalSource Inc. and each of its executive officers (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on November 7, 2003).
10.40	*	Employment Agreement dated as of June 6, 2006, between CapitalSource Inc. and John K. Delaney (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on June 8, 2006).
10.40.1	*	Amendment dated as of December 31, 2008 to Employment Agreement dated June 6, 2006, by and between CapitalSource Inc. and John K. Delaney.†
10.41	*	Non-Qualified Option Agreement dated as of June 6, 2006, between CapitalSource Inc. and John K. Delaney (included as Exhibit A of the Employment Agreement incorporated by reference to exhibit 10.3 to the Form 8-K filed by CapitalSource on June 8, 2006).
10.42	*	Non-Qualified Option Agreement dated as of June 6, 2006, between CapitalSource Inc. and John K. Delaney (included as Exhibit B of the Employment Agreement incorporated by reference to exhibit 10.4 to the Form 8-K filed by CapitalSource on June 8, 2006).
10.43	*	Employment Agreement dated as of April 4, 2005, between CapitalSource Inc. and Dean C. Graham (incorporated by reference to exhibit 10.36 to the Form 10-Q filed by CapitalSource on August 5, 2005).
10.43.1	*	Amendment to Employment Agreement dated as of November 22, 2005, between CapitalSource Inc. and Dean C. Graham (incorporated by reference to exhibit 10.36.1 to the Form 10-K filed by CapitalSource on March 9, 2006).
10.43.2	*	Amendment No. 2 to Employment Agreement dated as of February 1, 2007, between CapitalSource Inc. and Dean C. Graham (incorporated by reference exhibit 10.36.2 to the Form 10-K filed by CapitalSource on March 1, 2007).
10.43.3	*	Amendment No. 3 to Employment Agreement dated as of December 31, 2008, by and between CapitalSource Inc. and Dean C. Graham.†
10.44	*	Employment Agreement dated as of April 22, 2005, between CapitalSource Inc. and Michael C. Szwajkowski (incorporated by reference to exhibit 10.38 to the Form 10-Q filed by CapitalSource on August 5, 2005).
10.44.1	*	Amendment to Employment Agreement dated as of November 22, 2005, between CapitalSource Inc. and Michael C. Szwajkowski (incorporated by reference to exhibit 10.38.1 to the Form 10-K filed by CapitalSource on March 9, 2006).
10.44.2	*	Amendment to Employment Agreement dated as of December 31, 2008, by and between CapitalSource Inc. and Michael C. Szwajkowski.†
10.45	*	Employment Agreement, dated as of November 22, 2005, between CapitalSource Inc. and Thomas A. Fink (incorporated by reference to exhibit 10.44 to the Form 10-K filed by CapitalSource on March 9, 2006).
10.45.1	*	Amendment No. 1 to Employment Agreement, dated as of October 30, 2008, between CapitalSource Inc. and Thomas A. Fink (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on November 3, 2008).
10.46	*	Employment Agreement, dated as of February 1, 2007, between CapitalSource Inc. and Steven A. Museles (incorporated by reference to exhibit 10.34 to the Form 10-K filed by CapitalSource on February 29, 2008).
10.46.1	*	Amendment to Employment Agreement, dated as of December 31, 2008, by and between CapitalSource Inc. and Steven A. Museles.†
10.47	*	Relocation Agreement, dated August 22, 2008, by and between CapitalSource Inc. and Steven A. Museles (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on November 10, 2008).
12.1		Ratio of Earnings to Fixed Charges.†
21.1		List of Subsidiaries.†

Exhibit
No	Description

23.1	Consent of Ernst & Young LLP.†
31.1	Rule 13a — 14(a) Certification of Chairman of the Board and Chief Executive Officer.†
31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.†
32	Section 1350 Certifications.†
99.1	Federal Deposit Insurance Corporation in Re: CapitalSource Bank (In Organization) Pasadena, California, Applications for Federal Deposit Insurance and Consent to Purchase Certain Assets and Assume Certain Liabilities and Establish 22 Branches — Order Granting Deposit Insurance, Approving a Merger, and Consenting to the Establishment of Branches dated June 17, 2008 (incorporated by reference to exhibit 99.1 to the Form 8-K filed by CapitalSource on June 18, 2008).

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.