Form 10-Q
period 2009-03-31
CAPITALSOURCE INC
filed 2009-05-11
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File No. 1-31753

CapitalSource Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	35-2206895 (I.R.S. Employer Identification No.)

4445 Willard Avenue, 12th Floor
Chevy Chase, MD 20815
(Address of Principal Executive Offices, Including Zip Code)

(800) 370-9431
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 1, 2009, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 301,751,443.

CapitalSource Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	As Adjusted
		(Note 3)
	($ in thousands)

ASSETS
Cash and cash equivalents	$765,903	$1,338,563
Restricted cash	181,949	419,383
Investment and mortgage-backed securities, available-for-sale	1,008,185	642,714
Investment and mortgage-backed securities, held-to-maturity	92,320	14,389
Mortgage-backed securities pledged, trading	—	1,489,291
Mortgage-related receivables, net	1,738,382	1,801,535
Commercial real estate “A” Participation Interest, net	1,077,968	1,396,611
Loans held for sale	6,304	8,543
Loans:
Loans	9,292,208	9,396,751
Less deferred loan fees and discounts	(164,730)	(174,317)
Less allowance for loan losses	(445,284)	(423,844)

Loans, net	8,682,194	8,798,590
Interest receivable	88,954	117,516
Direct real estate investments, net	974,890	989,716
Other investments	144,308	164,583
Goodwill	173,135	173,135
Other assets	857,316	1,065,063

Total assets	$15,791,808	$18,419,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,726,690	$5,043,695
Repurchase agreements	—	1,595,750
Credit facilities	1,399,398	1,445,062
Term debt	5,061,502	5,338,456
Other borrowings	1,444,943	1,573,813
Other liabilities	340,917	592,136

Total liabilities	12,973,450	15,588,912
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 302,083,116 and 282,804,211 shares issued and outstanding, respectively)	3,021	2,828
Additional paid-in capital	3,789,880	3,686,765
Accumulated deficit	(975,216)	(868,425)
Accumulated other comprehensive income, net	57	9,095

Total CapitalSource Inc. shareholders’ equity	2,817,742	2,830,263
Noncontrolling interests	616	457

Total shareholders’ equity	2,818,358	2,830,720

Total liabilities and shareholders’ equity	$15,791,808	$18,419,632

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
	2009	2008
		As Adjusted
		(Note 3)
	(Unaudited)
	($ in thousands, except per share data)

Net investment income:
Interest income:
Loans	$199,392	$246,501
Investment and mortgage-backed securities	20,553	57,340
Other	1,742	4,484

Total interest income	221,687	308,325
Fee income	31,396	33,641

Total interest and fee income	253,083	341,966
Operating lease income	27,880	27,690

Total investment income	280,963	369,656
Interest expense:
Deposits	38,387	—
Borrowings	92,648	190,472

Total interest expense	131,035	190,472

Net investment income	149,928	179,184
Provision for loan losses	155,267	5,659

Net investment (loss) income after provision for loan losses	(5,339)	173,525
Operating expenses:
Compensation and benefits	35,037	31,789
Depreciation of direct real estate investments	8,964	8,916
Professional fees	17,420	12,934
Other administrative expenses	16,858	13,870

Total operating expenses	78,279	67,509
Other income (expense):
(Loss) gain on investments, net	(16,127)	968
Loss on derivatives	(686)	(38,111)
Gain (loss) on residential mortgage investment portfolio	15,311	(55,377)
Loss on extinguishment of debt	(57,128)	—
Other income, net of expenses	(15,497)	(3,879)

Total other expense	(74,127)	(96,399)

Net (loss) income before income taxes	(157,745)	9,617
Income tax (benefit) expense	(53,425)	3,076

Net (loss) income	(104,320)	6,541
Net (loss) income attributable to noncontrolling interests	(16)	1,297

Net (loss) income attributable to CapitalSource Inc.	$(104,304)	$5,244

Net (loss) income per share attributable to CapitalSource Inc.:
Basic	$(0.36)	$0.02
Diluted	$(0.36)	$0.02
Average shares outstanding:
Basic	290,098,800	220,085,148
Diluted	290,098,800	221,493,514
Dividends declared per share	$0.01	$0.60

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

	CapitalSource Inc. Shareholders’ Equity
				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Stock	Capital	Deficit	Income, Net	Interests	Equity
	(Unaudited)
	($ in thousands)

Total shareholders’ equity as of December 31, 2008 (As Adjusted)	$2,828	$3,686,765	$(868,425)	$9,095	$457	$2,830,720
Net loss attributable to CapitalSource Inc.	—	—	(104,304)	—	(16)	(104,320)
Other comprehensive loss:
Unrealized losses, net of tax	—	—	—	(9,038)	—	(9,038)

Total comprehensive loss						(113,358)
Issuance of noncontrolling interests	—	—	—	—	175	175
Repurchase of common stock	(4)	(494)	—	—	—	(498)
Dividends paid	—	(544)	(2,487)	—	—	(3,031)
Proceeds from issuance of common stock, net	2	20	—	—	—	22
Exchange of convertible debt, net of tax benefit	198	98,359	—	—	—	98,557
Stock option expense	—	539	—	—	—	539
Restricted stock activity	(3)	5,235	—	—	—	5,232

Total shareholders’ equity as of March 31, 2009	$3,021	$3,789,880	$(975,216)	$57	$616	$2,818,358

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
		As Adjusted
		(Note 3)
	Unaudited
	($ in thousands)

Operating activities:
Net (loss) income attributable to CapitalSource Inc.	$(104,304)	$5,244
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock option expense (benefit)	539	(613)
Restricted stock expense	5,933	7,127
Loss on extinguishment of debt	57,128	—
Amortization of deferred loan fees and discounts	(23,805)	(23,952)
Paid-in-kind interest on loans	(8,278)	4,587
Provision for loan losses	155,267	5,659
Amortization of deferred financing fees and discounts	18,784	19,017
Depreciation and amortization	8,387	9,094
Benefit for deferred income taxes	(73,652)	(6,765)
Non-cash loss on investments, net	18,828	2,779
Non-cash loss on property and equipment and writedowns of real estate owned	14,774	2,276
Unrealized loss on derivatives and foreign currencies, net	3,704	46,189
Unrealized (gain) loss on residential mortgage investment portfolio, net	(60,570)	12,012
Net decrease in mortgage-backed securities pledged, trading	1,485,133	446,945
Amortization of discount on residential mortgage investments	11	(6,464)
Accretion of discount on commercial real estate “A” participation interest	(11,018)	—
Decrease in interest receivable	20,181	50,866
Decrease in loans held for sale, net	12,360	64,344
Decrease (increase) in other assets	329,408	(79,701)
(Decrease) increase in other liabilities	(254,560)	155,816

Cash provided by operating activities	1,594,250	714,460
Investing activities:
Decrease (increase) in restricted cash	237,434	(13,455)
Decrease in mortgage-related receivables, net	51,465	57,659
Decrease in commercial real estate “A” participation interest, net	329,661	—
(Increase) decrease in loans, net	(38,506)	8,511
Sale (acquisition) of direct real estate investments	7,500	(10,440)
Acquisition of marketable securities, available for sale, net	(366,235)	—
Acquisition of marketable securities, held to maturity, net	(77,931)	—
Acquisition of other investments, net	(15)	(47,798)
Acquisition of property and equipment, net	(5,439)	(523)

Cash provided by (used in) investing activities	137,934	(6,046)
Financing activities:
Payment of deferred financing fees	(6,173)	(7,383)
Deposits accepted, net of repayments	(317,574)	—
Repayments under repurchase agreements, net	(1,595,750)	(482,171)
(Repayments) borrowings on credit facilities, net	(35,515)	155,871
Borrowings of term debt	26,000	—
Repayments of term debt	(303,010)	(234,005)
(Repayments) borrowings under other borrowings, net	(69,813)	87,641
Proceeds from issuance of common stock, net of offering costs	22	—
Proceeds from exercise of options	—	322
Tax expense on share-based payments	—	(2,876)
Payment of dividends	(3,031)	(133,723)

Cash used in financing activities	(2,304,844)	(616,324)

(Decrease) increase in cash and cash equivalents	(572,660)	92,090
Cash and cash equivalents as of beginning of period	1,338,563	178,699

Cash and cash equivalents as of end of period	$765,903	$270,789

Supplemental information:
Noncash transactions from investing and financing activities:
Proceeds from issuance of common stock, not yet received	$—	$80,500
Exchange of common stock for convertible debentures	61,618	—
Assets acquired through foreclosure	31,845	14,504
Conversion of noncontrolling interests into common stock	9,038	1,508

See accompanying notes.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

CapitalSource Inc. (“CapitalSource,” and together with its subsidiaries other than CapitalSource Bank, the “Parent Company”), a Delaware corporation, is a commercial lender that, through its wholly owned subsidiary, CapitalSource Bank, provides financial products to middle market businesses and provides depository products and services in southern and central California. Prior to the formation of CapitalSource Bank, CapitalSource conducted its commercial lending business through its other subsidiaries, whereas subsequent to CapitalSource Bank’s formation, new loans have been originated at CapitalSource Bank. The Parent Company’s commercial lending activities consist primarily of satisfying existing commitments made prior to CapitalSource Bank’s formation.

Our primary products include:

•	Depository Products and Services — Savings and money market accounts, Individual Retirement Accounts and certificates of deposit insured up to the maximum amounts permitted by the Federal Deposit Insurance Corporation (“FDIC”);

•	First Mortgage Loans — Loans that are secured by senior first mortgage on commercial real property of the client;

•	Senior Secured Asset-Based Loans — Loans that are underwritten based on our assessment of the client’s eligible collateral, including accounts receivable, real estate related receivables and/or inventory;

•	Senior Secured Cash Flow Loans — Loans that are underwritten based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and maintain or increase its enterprise value during the term of the loan, thereby facilitating repayment of the principal at maturity;

•	Direct Real Estate Investments — Investments in income-producing healthcare facilities that are generally leased through long-term, triple-net operating leases;

•	Term B, Second Lien and Mezzanine Loans — Loans, including subordinated mortgage loans, that come after a client’s senior term loans in right of payment or upon liquidation;

We currently operate as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; our Other Commercial Finance segment comprises our loan portfolio and residential mortgage business activities in the Parent Company; and our Healthcare Net Lease segment comprises our direct real estate investment business activities.

For the three months ended March 31, 2008, we presented financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Beginning in the third quarter of 2008, we changed the name of our Commercial Finance segment to Commercial Banking to incorporate depository products and services of CapitalSource Bank. Beginning in the first quarter of 2009, changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Banking segment being disaggregated into the CapitalSource Bank and Other Commercial Finance segments and the results of our Residential Mortgage Investment segment being combined into the Other Commercial Finance segment. We have reclassified all comparative prior period segment information to reflect our current segments. For financial information about our segments, see Note 21, Segment Data, in our accompanying consolidated financial statements for the three months ended March 31, 2009.

Note 2.	Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Statements Basis of Presentation

Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 2, 2009 (“Form 10-K”).

The accompanying financial statements reflect our consolidated accounts, including all of our consolidated subsidiaries and the related consolidated results of operations with all intercompany balances and transactions eliminated in consolidation.

Reclassifications

Certain amounts in prior period consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of noncontrolling interests as required by the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”).

Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December 31, 2008, included in our Form 10-K.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The effective date for SFAS No. 141(R) is for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009, and it did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also amends certain consolidation procedures for consistency with the requirements of SFAS No. 141(R). The effective date for SFAS No. 160 is the beginning of the first fiscal year beginning after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009, and it did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for all non financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted FSP FAS 157-2 on January 1, 2009 and it did not have material impact on our consolidated financial statements. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased when compared with normal

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market activity for the asset or liability (or similar assets or liabilities). FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of SFAS 157. FSP FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We plan to adopt FSP FAS 157-4 effective April 1, 2009. We do not expect the adoption of FSP FAS 157-4 will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS No. 161”), which intends to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative instruments and Hedging Activities (“SFAS No. 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. The effective date of SFAS No. 161 is the beginning of the first fiscal year beginning after November 15, 2008. We adopted SFAS No. 161 on January 1, 2009, and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We plan to adopt FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosure about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We plan to adopt FSP FAS 107-1 and APB 28-1 effective April 1, 2009. We do not expect the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our consolidated financial statements.

Note 3.	Retrospective Application of Accounting for Convertible Debt Instruments with Cash Settlement Option

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 (“APB No. 14”), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interim periods within those fiscal years and requires retrospective application for all periods presented in the consolidated financial statements. We adopted FSP APB 14-1 on January 1, 2009. FSP APB 14-1 is applicable to our convertible debt, and we have applied its provisions retrospectively to prior periods. The following financial statement line items for the periods presented below were affected by the adoption of FSP APB 14-1:

Consolidated Balance Sheets

	March 31, 2009
	As Computed Prior to	As Reported under
	FSP APB 14-1	FSP APB 14-1	Effect of Change
	($ in thousands)

Other assets	$855,678	$857,316	$1,638
Other borrowings	1,449,868	1,444,943	(4,925)
Additional paid-in capital	3,775,717	3,789,880	14,163
Accumulated deficit	(967,616)	(975,216)	(7,600)

	December 31, 2008
	As Originally Reported	As Adjusted	Effect of Change
	($ in thousands)

Other assets	$1,060,332	$1,065,063	$4,731
Other borrowings	1,560,224	1,573,813	13,589
Additional paid-in capital	3,683,065	3,686,765	3,700
Accumulated deficit	(855,867)	(868,425)	(12,558)

Consolidated Statements of Income

	Three Months Ended March 31, 2009
	As Computed Prior to	As Reported under
	FSP APB 14-1	FSP APB 14-1	Effect of Change
	($ in thousands)

Interest expense: borrowings	$100,762	$92,648	$(8,114)
Income tax benefit	(56,581)	(53,425)	3,156
Net loss	(109,278)	(104,320)	4,958
Net loss attributable to CapitalSource Inc.	(109,262)	(104,304)	4,958
Net loss per share attributable to CapitalSource Inc.
Basic	(0.38)	(0.36)	0.02
Diluted	(0.38)	(0.36)	0.02

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2008
	As Originally Reported	As Adjusted	Effect of Change
	($ in thousands)

Interest expense: borrowings	$188,945	$190,472	$1,527
Net income	8,068	6,541	(1,527)
Net income attributable to CapitalSource Inc.	6,771	5,244	(1,527)
Net income per share attributable to CapitalSource Inc.
Basic	0.03	0.02	(0.01)
Diluted	0.03	0.02	(0.01)

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2009
	As Computed Prior to	As Reported under
	FSP APB 14-1	FSP APB 14-1	Effect of Change
	($ in thousands)

Net loss attributable to CapitalSource Inc.	$(109,262)	$(104,304)	$4,958
Operating activities:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of impact of acquisitions:
Amortization of deferred financing fees and discounts	$26,898	$18,784	$(8,114)
Benefit for deferred income taxes	(76,808)	(73,652)	3,156

	Three Months Ended March 31, 2008
	As Originally Reported	As Adjusted	Effect of Change
	($ in thousands)

Net income attributable to CapitalSource Inc.	$6,771	$5,244	$(1,527)
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities, net of impact of acquisitions:
Amortization of deferred financing fees and discounts	17,490	19,017	1,527

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Cash and Cash Equivalents and Restricted Cash

As of March 31, 2009 and December 31, 2008, our current cash and cash equivalents and restricted cash balances were as follows:

	March 31,	December 31,
	2009	2008
	($ in thousands)

Cash and due from banks(1)	$124,264	$249,610
Interest-bearing deposits in other banks(2)	19,426	19,963
Other short-term investments(3)	774,175	984,237
Investment securities(4)	29,987	504,136

Total cash and cash equivalents and restricted cash	$947,852	$1,757,946

(1)	Represents principal and interest collections on loan assets held by securitization trusts or pledged to credit facilities and escrows for future expenses related to our direct real estate investments. A portion of these collections are invested in money market funds that invest primarily in U.S. Treasury securities and repurchase agreements secured by U.S. Treasury securities. The restricted portion of the balance was $14.7 million and $60.9 million as of March 31, 2009 and December 31, 2008, respectively.

Cash and due from bank accounts for CapitalSource Bank were $84.2 million and $132.3 million as of March 31, 2009 and December 31, 2008, respectively. Included in this balance for CapitalSource Bank were $50.3 million and $52.1 million in deposits at the Federal Reserve Bank as of March 31, 2009 and December 31, 2008, respectively. The cash and due from bank accounts for CapitalSource Bank were not restricted.

(2)	Represents principal and interest collections on loan assets pledged to credit facilities. The restricted portion was $11.3 million and $8.4 million as of March 31, 2009 and December 31, 2008, respectively.

(3)	Represents principal and interest collections on loan assets held by securitization trusts or pledged to credit facilities and also includes cash held by CapitalSource Bank. Principal and interest collections are invested in money market funds that invest primarily in U.S. Treasury securities and repurchase agreements secured by U.S. Treasury securities. The restricted portion was $155.9 million and $150.0 million as of March 31, 2009 and December 31, 2008, respectively. The CapitalSource Bank cash is invested in (i) short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P), P1 (Moody’s) or F1 (Fitch), and (ii) in money market funds that invest primarily in U.S. Treasury and Agency securities and repurchase agreements secured by the same.

(4)	Represents discount notes with AAA ratings totaling $30.0 million and $303.0 million as of March 31, 2009 and December 31, 2008, respectively, issued by the Federal Home Loan Bank, Fannie Mae or Freddie Mac with a remaining weighted average maturity of 51 days or less and 61 days as of March 31 2009 and December 31, 2008, respectively. There was no restricted portion as of March 31, 2009 and $200.0 million was restricted as of December 31, 2008.

Note 5.	Mortgage-Related Receivables and Related Owner Trust Securitizations

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

We concluded that we were the primary beneficiary of the SPEs as we expected that our subordinated interests would absorb a majority of the expected losses related to these risks. As a result, we consolidated the assets and liabilities of such entities for financial statement purposes. In so doing, we also determined that the SPEs’ interest in

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. As a result, through consolidation, we recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by the SPEs to fund these receivables, on our accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008. The carrying amounts of the assets and liabilities of the SPEs reported on our consolidated balance sheet as of March 31, 2009, were $1.8 billion and $1.7 billion, respectively. We are restricted from pledging or exchanging the assets held by the SPEs. Cash flows from the underlying residential mortgage loans are designated to pay off the related liabilities. Recourse is limited to the assets held in the SPE and does not extend to the general credit of CapitalSource. As a result, our economic exposure is limited to the beneficial interests we purchased in the respective securitization trusts. Our initial economic exposure related to these beneficial interests was approximately $109.1 million at the time of their purchase. This exposure has since decreased to approximately $63.8 million as of March 31, 2009, as a result of the recorded charge offs and reserves.

Recognized mortgage-related receivables are, in economic substance, mortgage loans. Such mortgage loans are all prime, hybrid adjustable-rate loans. At acquisition by us, mortgage loans that back mortgage-related receivables had a weighted average loan-to-value ratio of 73% and a weighted average Fair Isaac & Co. (“FICO”) score of 737.

As of March 31, 2009 and December 31, 2008, the carrying amount of our residential mortgage-related receivables, including accrued interest and the unamortized balance of purchase discounts, was $1.7 billion and $1.8 billion, respectively. As of March 31, 2009 and December 31, 2008, the weighted average interest rate on such receivables was 5.35% and 5.36%, respectively, and the weighted average contractual maturity was approximately 27 years in both periods. As of March 31, 2009 and December 31, 2008, approximately 95% of recognized mortgage-related receivables were financed with permanent term debt that was recognized by us through the consolidation of the referenced SPEs.

As of March 31, 2009 and December 31, 2008, mortgage-related receivables, whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure were as follows:

	March 31,	December 31,
	2009	2008
	($ in thousands)

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure(1)	$79,888	$51,348
Percentage of mortgage-related receivables	4.51%	2.82%

(1)	Mortgage loans 90 or more days past due are also placed on non-accrual status.

During the three months ended March 31, 2009, the carrying value of foreclosed assets decreased by $1.1 million from December 31, 2008. As of March 31, 2009 and December 31, 2008, the carrying values of the foreclosed assets were $6.2 million and $7.3 million, respectively.

In connection with recognized mortgage-related receivables, we recorded provisions for loan losses of $14.4 million and $2.7 million for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 and 2008, we charged off $4.9 million and $0.9 million, respectively, net of recoveries, of these mortgage-related receivables. The allowance for loan losses was $18.8 million and $9.3 million as of March 31, 2009 and December 31, 2008, respectively, and were recorded on a net basis in the accompanying consolidated balance sheets as a reduction to the carrying value of mortgage-related receivables.

During the three months ended March 31, 2009 and 2008, we recognized interest income on our mortgage-related receivables and related owner trust securitizations of $21.2 million and $25.3 million, respectively, as a component of interest income on loans in the accompanying consolidated statements of income.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Residential Mortgage-Backed Securities (“RMBS”) and Certain Derivative Instruments

We invested in RMBS, which are securities collateralized by residential mortgage loans. These securities included mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (hereinafter, “Agency RMBS”). We also invested in RMBS issued by non-government-sponsored entities that are credit-enhanced through the use of subordination or in other ways (hereinafter, “Non-Agency RMBS”). All of our Agency RMBS were collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans. We accounted for our Agency RMBS as debt securities that were classified as trading investments and included in mortgage-backed securities pledged, trading on our accompanying consolidated balance sheet. We account for our Non-Agency RMBS as debt securities that are classified as available-for-sale and included in other investments on our accompanying consolidated balance sheets. For additional information about our Non-Agency RMBS and other mortgage-backed securities held at CapitalSource Bank, see Note 8, Investments.

During the three months ended March 31, 2009, we sold all of our Agency RMBS and unwound all of the related derivatives remaining in our residential mortgage investment portfolio, realizing a gain of $15.3 million as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income.

Note 7.	Commercial Lending Assets and Credit Quality

As of March 31, 2009 and December 31, 2008, our total commercial loan portfolio had an outstanding balance of $10.5 billion and $10.9 billion, respectively. Included in these amounts were loans, loans held for sale, commercial real estate participation interest (“the “A” Participation Interest”), and related interest and fee receivables (collectively, “Commercial Lending Assets”). As of March 31, 2009 and December 31, 2008, interest and fee receivables totaled $76.4 million and $93.3 million, respectively. Our loans held for sale were recorded at the lower of cost or fair value on the accompanying consolidated balance sheets. During the three months ended March 31, 2009 and 2008, we recognized net pre-tax loss of $3.0 million and net pre-tax gain of $2.2 million, respectively, on the sale of loans.

Commercial Real Estate “A” Participation Interest

As of March 31, 2009, the carrying value of the “A” Participation Interest was $1.1 billion in a $4.1 billion pool of commercial real estate loans and related assets.

The activity with respect to the “A” Participation Interest for the period from December 31, 2008 to March 31, 2009 was as follows ($ in thousands):

“A” Participation Interest as of December 31, 2008	$1,396,611
Principal payments	(329,662)
Discount accretion	11,019

“A” Participation Interest as of March 31, 2009	$1,077,968

During the three months ended March 31, 2009, we recognized $17.2 million in interest income on the “A” Participation Interest.

The “A” Participation Interest is reported at the outstanding principal balance less the associated discount and the interest is accrued as earned. The discount is accreted into interest income over the estimated life of the instrument using the interest method.

The “A” Participation Interest is governed by a participation agreement that is structured to minimize our exposure to credit risk. We have pari passu rights in the underlying loans pursuant to which we receive 70% of all borrower principal repayments from the underlying loans and properties. In addition, under the participation agreement, iStar FM Loans, LLC, the holder of the “B” Participation Interest, assumed all future funding

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations with respect to the loans underlying the participation agreement. Accordingly, although the holder of the “B” Participation Interest continues to increase its percentage of the overall funding of the underlying loans, we continue to receive 70% of all borrower repayments. Thus, the structure of the “A” Participation Interest accelerates the paydown of the “A” Participation Interest, relative to the paydown of the overall underlying portfolio of assets. This accelerated paydown serves to reduce our exposure to credit risk. Additionally, the “A” Participation Interest is structured so that we do not have loan and property-level risk. We receive payments based on the cash flows of the entire underlying pool of assets and not any one asset in particular. Therefore, we will incur a loss only if the portfolio, as a whole, fails to perform at least to the extent of the “A” Participation Interest balance.

Credit Quality

As of March 31, 2009 and December 31, 2008, the principal balances of contractually delinquent loans, non-accrual loans and impaired loans were as follows:

	March 31,	December 31,
Loan Classification	2009	2008
	($ in thousands)

Loans 30-89 days contractually delinquent	$126,240	$299,322
Loans 90 or more days contractually delinquent	291,768	141,104
Non-accrual loans(1)	615,070	439,547
Impaired loans(2)	860,813	692,278

(1)	Includes loans with aggregate principal balances of $115.2 million and $110.3 million as of March 31, 2009 and December 31, 2008, respectively, which were also classified as loans 90 or more days contractually delinquent. Includes non-performing loans classified as held for sale that had an aggregate principal balance of $14.0 million and $14.5 million as of March 31, 2009 and December 31, 2008, respectively.

(2)	Includes loans with aggregate principal balances of $179.3 million and $128.9 million as of March 31, 2009 and December 31, 2008, respectively, which were also classified as loans 90 or more days contractually delinquent, and loans with aggregate principal balances of $601.1 million and $423.4 million as of March 31, 2009 and December 31, 2008, respectively, which were also classified as loans on non-accrual status. The net carrying values of impaired loans were $848.7 million and $683.1 million as of March 31, 2009 and December 31, 2008, respectively, prior to the application of allocated reserves.

Consistent with the provisions of SFAS No. 114, we consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include those loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us, as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. As of March 31, 2009 and December 31, 2008, we had $448.1 million and $359.3 million of impaired loans, respectively, with allocated reserves of $96.0 million and $87.4 million, respectively. As of March 31, 2009 and December 31, 2008, we had $412.7 million and $333.0 million, respectively, of loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal and interest amounts due.

As of March 31, 2009, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

The average balances of impaired loans during the three months ended March 31, 2009 and 2008 were $855.2 million and $367.4 million, respectively. The total amounts of interest income that were recognized on impaired loans during the three months ended March 31, 2009 and 2008, were $5.4 million and $5.8 million, respectively. The amounts of cash basis interest income that were recognized on impaired loans during the three months ended March 31, 2009 and 2008, were $2.6 million and $3.6 million, respectively. If the non-accrual loans

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had performed in accordance with their original terms, interest income would have been increased by $22.8 million and $8.6 million for the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009 and 2008, loans with an aggregate carrying value of $174.9 million and $60.2 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings as defined by SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. As of March 31, 2009 and December 31, 2008, loans with an aggregate carrying value of $400.0 million and $381.4 million, respectively, were involved in troubled debt restructurings. Additionally, under SFAS No. 114, loans involved in troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The allocated reserve for loans that were involved in troubled debt restructurings was $50.3 million and $48.0 million, as of March 31, 2009 and December 31, 2008, respectively.

Activity in the allowance for loan losses related to our commercial loans for the three months ended March 31, 2009 and 2008, was as follows:

	Three Months Ended March 31,
	2009	2008
	($ in thousands)

Balance as of beginning of period	$423,844	$138,930
Provision for loan losses	140,818	2,971
Charge offs, net of recoveries	(119,378)	(5,156)

Balance as of end of period	$445,284	$136,745

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

As of March 31, 2009 and December 31, 2008, we had $87.4 million and $84.4 million, respectively, of real estate owned (“REO”), which was recorded in other assets on our consolidated balance sheets. During the three months ended March 31, 2009 and 2008, we sold $2.3 million and $0.5 million, respectively, of our REO and recognized a loss of $49,000 and a gain of $169,000, respectively, as a component of other (expense) income, net in the accompanying consolidated statements of income. During the three months ended March 31, 2009 and 2008, we recorded writedowns of $16.1 million and $2.0 million, respectively, related to our REO as a component of other income, net of expenses, in the accompanying consolidated statements of income.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Investments

Investment and Mortgage-backed Securities, Available-for-Sale

As of March 31, 2009 and December 31, 2008, our investment and mortgage-backed securities, available-for-sale, were as follows:

	March 31, 2009				December 31, 2008
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	($ in thousands)

Agency Discount Notes	$362,985	$194	$—	$363,179	$149,383	$562	$—	$149,945
Agency Callable Notes	270,047	743	—	270,790	312,829	2,249	—	315,078
Agency Debt	29,325	—	(289)	29,036	30,697	—	(383)	30,314
Agency MBS	184,499	3,328	—	187,827	141,213	1,023	—	142,236
Non-Agency MBS	153,501	—	(1,317)	152,184	—	—	—	—
Corporate Debt	4,994	175	—	5,169	4,994	147	—	5,141

Total	$1,005,351	$4,440	$(1,606)	$1,008,185	$639,116	$3,981	$(383)	$642,714

As of March 31, 2009 and December 31, 2008, we owned $1.0 billion and $642.7 million, respectively, in investment and mortgage-backed securities, available-for-sale. Included in these investment and mortgage-backed securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and Federal Home Loan Bank (“FHLB”) (“Agency Discount Notes”), callable notes issued by Fannie Mae, Freddie Mac, FHLB and Federal Farm Credit Bank (“Agency Callable Notes”), bonds issued by the FHLB (“Agency Debt”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), residential mortgage-backed securities issued by non-government agencies (“Non-Agency MBS”) and a corporate debt security guaranteed by the FDIC (“Corporate Debt”). With the exception of the Corporate Debt and some of the Non-Agency MBS, CapitalSource Bank pledged substantially all of the investment and mortgage-backed securities, available-for-sale, to the FHLB of San Francisco as a source of contingent borrowing capacity as of March 31, 2009.

As of March 31, 2009 and December 31, 2008, the gross unrealized losses and fair value of investment and mortgage-backed securities, available-for-sale, that were in an unrealized loss position, were as follows:

	March 31, 2009		December 31, 2008
	Less Than 12 Months		Less Than 12 Months
	Gross Unrealized		Gross Unrealized
	Losses	Fair Value	Losses	Fair Value
	($ in thousands)

Agency Debt	$(289)	$29,036	$(383)	$30,314
Non-Agency MBS	(1,317)	152,184	—	—

Total	$(1,606)	$181,220	$(383)	$30,314

During the three months ended March 31, 2009, we recognized $1.7 million (after-tax), in net unrealized gains related to these investment and mortgage-backed securities, available-for-sale, as a component of accumulated other comprehensive income on our accompanying consolidated balance sheet. We evaluated these securities for impairment and determined that they were not other-than-temporarily impaired as of March 31, 2009. As of March 31, 2009, all of these securities were held at CapitalSource Bank.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment and Mortgage-backed Securities, Held-to-Maturity

As of March 31, 2009 and December 31, 2008, the amortized cost and fair value of investment and mortgage-backed securities, held-to-maturity, was $92.3 million and $14.4 million, respectively. Included in these investment securities were AAA rated commercial mortgage-backed securities. As of March 31, 2009, all of these securities were held at CapitalSource Bank.

As of March 31, 2009, the contractual maturities of our investment and mortgage-backed securities, available-for-sale, and investment and mortgage-backed securities, held-to-maturity, were as follows:

	Investment and Mortgage-backed
	Securities, Available-for-Sale		Investment and Mortgage-backed Securities, Held-to-Maturity
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

Due in one year or less	$387,935	$388,188	$—	$—
Due after one year through five years	264,416	264,986	67,291	67,291
Due after five years through ten years	75,302	75,975	25,029	25,029
Due after ten years	277,698	279,036	—	—

Total investment and mortgage-backed securities	$1,005,351	$1,008,185	$92,320	$92,320

Other Investments

As of March 31, 2009 and December 31, 2008, our other investments were as follows:

	March 31,	December 31,
	2009	2008
	($ in thousands)

Investments carried at cost	$61,322	$61,279
Investments carried at fair value:
Investments available-for-sale(1)	24,034	36,837
Warrants	4,596	4,661
Investments accounted for under the equity method	54,356	61,806

Total	$144,308	$164,583

(1)	Amount includes $0.1 million and $0.4 million of Non-Agency RMBS, as of March 31, 2009 and December 31, 2008, respectively, with maturity dates greater than ten years, and an investment in a subordinated note of a collateralized loan obligation of $1.6 million and $2.4 million as of March 31, 2009 and December 31, 2008, respectively, that mature in 2020 and $22.2 million and $33.8 million as of March 31, 2009 and December 31, 2008, respectively, in corporate debt securities that mature in 2013, 2016 and 2018.

During the three months ended March 31, 2009 and 2008, we sold other investments for $2.0 million and $2.7 million, respectively, recognizing net pre-tax losses of $1.1 million and net pre-tax gains of $1.9 million, respectively. During the three months ended March 31, 2008, we also recorded other-than-temporary declines in the fair value of our Non-Agency RMBS of $0.7 million as a component of gain (loss) on residential mortgage investment portfolio in the accompanying consolidated statements of income in accordance with FASB Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets. We did not incur any such other-than-temporary decline in the fair value of our Non-Agency RMBS during the three months ended March 31, 2009.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2009 and 2008, we recorded other-than-temporary impairments of $1.3 million and $2.2 million, respectively, relating to our investments carried at cost.

Note 9.	Guarantor Information

The following represents the supplemental consolidating condensed financial information of CapitalSource Inc., which, as discussed in Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K, is the issuer of both Senior Debentures and Subordinated Debentures (together, the “Debentures,”), and CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of the Debentures, and our subsidiaries that are not guarantors of the Debentures, as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008. CapitalSource Finance, a 100% owned indirect subsidiary of CapitalSource Inc., has guaranteed the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
March 31, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Assets
Cash and cash equivalents	$—	$618,593	$134,354	$12,956	$—	$765,903
Restricted cash	—	42,700	77,897	61,352	—	181,949
Investment and mortgage-backed securities, available-for-sale	—	1,008,185	—	—	—	1,008,185
Investment and mortgage-backed securities, held-to-maturity	—	92,320	—	—	—	92,320
Mortgage-related receivables, net	—	—	—	1,738,382	—	1,738,382
Mortgage-backed securities pledged, trading	—	—	—	—	—	—
Commercial real estate “A” participation interest, net	—	1,077,968	—	—	—	1,077,968
Loans held for sale	—	—	—	6,304	—	6,304
Loans:
Loans	—	6,021,555	327,069	2,944,532	(948)	9,292,208
Less deferred loan fees and discounts	—	(90,312)	(28,142)	(34,076)	(12,200)	(164,730)
Less allowance for loan losses	—	(186,244)	(122,456)	(136,584)	—	(445,284)

Loans, net	—	5,744,999	176,471	2,773,872	(13,148)	8,682,194
Interest receivable	—	36,109	(5,338)	58,158	25	88,954
Direct real estate investments, net	—	—	—	974,890	—	974,890
Investment in subsidiaries	4,150,259	—	1,488,445	1,501,192	(7,139,896)	—
Intercompany note receivable	75,000	9	156,957	353,598	(585,564)	—
Other investments	—	85,649	19,006	39,653	—	144,308
Goodwill	—	173,135	—	—	—	173,135
Other assets	36,416	73,501	257,622	644,821	(155,044)	857,316

Total assets	$4,261,675	$8,953,168	$2,305,414	$8,165,178	$(7,893,627)	$15,791,808

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,726,690	$—	$—	$—	$4,726,690
Repurchase agreements	—	—	—	—	—	—
Credit facilities	855,000	450,080	79,318	15,000	—	1,399,398
Term debt	—	2,029,995	—	3,031,507	—	5,061,502
Other borrowings	553,560	50,000	440,022	401,361	—	1,444,943
Other liabilities	35,339	161,134	61,874	240,213	(157,643)	340,917
Intercompany note payable	—	46,850	212,515	326,199	(585,564)	—

Total liabilities	1,443,899	7,464,749	793,729	4,014,280	(743,207)	12,973,450
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	3,021	921,000	—	—	(921,000)	3,021
Additional paid-in capital	3,789,883	(5,319)	654,574	3,638,838	(4,288,096)	3,789,880
(Accumulated deficit) retained earnings	(975,185)	578,671	862,243	516,874	(1,957,819)	(975,216)
Accumulated other comprehensive income (loss), net	57	(5,933)	(5,132)	(5,453)	16,518	57

Total CapitalSource Inc. shareholders’ equity	2,817,776	1,488,419	1,511,685	4,150,259	(7,150,397)	2,817,742
Noncontrolling interests	—	—	—	639	(23)	616

Total shareholders’ equity	2,817,776	1,488,419	1,511,685	4,150,898	(7,150,420)	2,818,358

Total liabilities and shareholders’ equity	$4,261,675	$8,953,168	$2,305,414	$8,165,178	$(7,893,627)	$15,791,808

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$11	$1,230,254	$38,866	$69,432	$—	$1,338,563
Restricted cash	—	35,695	81,337	302,351	—	419,383
Investment and mortgage-backed securities, available-for-sale	—	642,714	—	—	—	642,714
Investment and mortgage-backed securities, held-to-maturity	—	14,389	—	—	—	14,389
Mortgage-backed securities pledged, trading	—	—	—	1,489,291	—	1,489,291
Mortgage-related receivables, net	—	—	—	1,801,535	—	1,801,535
Commercial real estate “A” participation interest, net	—	1,396,611	—	—	—	1,396,611
Loans held for sale	—	1,561	—	6,982	—	8,543
Loans:
Loans	—	6,040,079	398,509	2,958,169	(6)	9,396,751
Less deferred loan fees and discounts	—	(85,245)	(32,950)	(45,052)	(11,070)	(174,317)
Less allowance for loan losses	—	(55,600)	(295,002)	(73,242)	—	(423,844)

Loans, net	—	5,899,234	70,557	2,839,875	(11,076)	8,798,590
Interest receivable	—	55,689	2,178	59,649	—	117,516
Direct real estate investments, net	—	—	—	989,716	—	989,716
Investment in subsidiaries	4,397,772	—	1,657,532	1,602,354	(7,657,658)	—
Intercompany note receivable	75,000	9	185,765	264,000	(524,774)	—
Other investments	—	90,200	22,334	52,049	—	164,583
Goodwill	—	173,135	—	—	—	173,135
Other assets	39,169	102,213	253,270	853,546	(183,135)	1,065,063

Total assets	$4,511,952	$9,641,704	$2,311,839	$10,330,780	$(8,376,643)	$18,419,632

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$5,043,695	$—	$—	$—	$5,043,695
Repurchase agreements	—	—	—	1,595,750	—	1,595,750
Credit facilities	890,000	456,999	82,462	15,601	—	1,445,062
Term debt	—	2,238,382	—	3,100,074	—	5,338,456
Other borrowings	729,474	—	441,899	402,440	—	1,573,813
Other liabilities	62,181	198,272	52,552	463,656	(184,525)	592,136
Intercompany note payable	—	46,850	122,917	355,007	(524,774)	—

Total liabilities	1,681,655	7,984,198	699,830	5,932,528	(709,299)	15,588,912
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2,828	921,000	—	—	(921,000)	2,828
Additional paid-in capital	3,686,965	146,019	699,806	3,926,123	(4,772,148)	3,686,765
(Accumulated deficit) retained earnings	(868,394)	587,837	908,731	468,063	(1,964,662)	(868,425)
Accumulated other comprehensive income, net	8,898	2,650	3,472	3,586	(9,511)	9,095

Total CapitalSource Inc. shareholders’ equity	2,830,297	1,657,506	1,612,009	4,397,772	(7,667,321)	2,830,263
Noncontrolling interests	—	—	—	480	(23)	457

Total shareholders’ equity	2,830,297	1,657,506	1,612,009	4,398,252	(7,667,344)	2,830,720

Total liabilities and shareholders’ equity	$4,511,952	$9,641,704	$2,311,839	$10,330,780	$(8,376,643)	$18,419,632

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended March 31, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income:
Loans	$649	$127,392	$3,442	$69,860	$(1,951)	$199,392
Investment and mortgage-backed securities	—	9,158	182	11,213	—	20,553
Other	—	1,598	22	122	—	1,742

Total interest income	649	138,148	3,646	81,195	(1,951)	221,687
Fee income	—	7,457	13,992	10,454	(507)	31,396

Total interest and fee income	649	145,605	17,638	91,649	(2,458)	253,083
Operating lease income	—	—	—	27,880	—	27,880

Total investment income	649	145,605	17,638	119,529	(2,458)	280,963
Interest expense:
Deposits	—	38,387	—	—	—	38,387
Borrowings	28,186	15,345	8,736	42,332	(1,951)	92,648

Total interest expense	28,186	53,732	8,736	42,332	(1,951)	131,035

Net investment (loss) income	(27,537)	91,873	8,902	77,197	(507)	149,928
Provision for loan losses	—	16,352	72,067	66,848	—	155,267

Net investment (loss) income after provision for loan losses	(27,537)	75,521	(63,165)	10,349	(507)	(5,339)
Operating expenses:
Compensation and benefits	237	13,257	21,543	—	—	35,037
Depreciation of direct real estate investments	—	—	—	8,964	—	8,964
Professional fees	1,474	904	12,848	2,194	—	17,420
Other administrative expenses	10,798	12,521	14,378	3,165	(24,004)	16,858

Total operating expenses	12,509	26,682	48,769	14,323	(24,004)	78,279
Other income (expense):
Loss on investments, net	—	(2,126)	(1,476)	(12,525)	—	(16,127)
(Loss) gain on derivatives	—	(1,590)	2,996	(885)	(1,207)	(686)
Gain on residential mortgage investment portfolio	—	—	—	15,311	—	15,311
Loss on extinguishment of debt	(57,128)	—	—	—	—	(57,128)
Other income, net of expenses	—	11,016	4,691	(8,311)	(22,893)	(15,497)
Earnings in subsidiaries	(7,130)	—	55,675	(47,093)	(1,452)	—
Intercompany	—	—	3,558	(3,558)	—	—

Total other (expense) income	(64,258)	7,300	65,444	(57,061)	(25,552)	(74,127)

Net (loss) income before income taxes	(104,304)	56,139	(46,490)	(61,035)	(2,055)	(157,745)
Income tax expense (benefit)	—	464	—	(53,889)	—	(53,425)

Net (loss) income	(104,304)	55,675	(46,490)	(7,146)	(2,055)	(104,320)
Net loss attributable to noncontrolling interests	—	—	—	(16)	—	(16)

Net (loss) income attributable to CapitalSource Inc.	$(104,304)	$55,675	$(46,490)	$(7,130)	$(2,055)	$(104,304)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended March 31, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income:
Loans	$1,194	$105,883	$10,798	$129,821	$(1,195)	$246,501
Investment securities	—	169	227	56,944	—	57,340
Other	—	704	1,312	2,468	—	4,484

Total interest income	1,194	106,756	12,337	189,233	(1,195)	308,325
Fee income	—	9,076	13,648	10,938	(21)	33,641

Total interest and fee income	1,194	115,832	25,985	200,171	(1,216)	341,966
Operating lease income	—	—	—	27,690	—	27,690

Total investment income	1,194	115,832	25,985	227,861	(1,216)	369,656
Interest expense:
Deposits	—	—	—	—	—	—
Borrowings	20,790	43,301	11,927	115,649	(1,195)	190,472

Total interest expense	20,790	43,301	11,927	115,649	(1,195)	190,472

Net investment (loss) income	(19,596)	72,531	14,058	112,212	(21)	179,184
Provision for loan losses	—	—	3,157	2,502	—	5,659

Net investment (loss) income after provision for loan losses	(19,596)	72,531	10,901	109,710	(21)	173,525
Operating expenses:
Compensation and benefits	255	2,634	28,900	—	—	31,789
Depreciation of direct real estate investments	—	—	—	8,916	—	8,916
Professional fees	1,527	589	9,675	1,143	—	12,934
Other administrative expenses	9,862	1,154	10,105	1,972	(9,223)	13,870

Total operating expenses	11,644	4,377	48,680	12,031	(9,223)	67,509
Other income (expense):
Gain on investments, net	—	488	1,088	(394)	(214)	968
(Loss) gain on derivatives	—	(9,469)	26,908	(55,550)	—	(38,111)
Loss on residential mortgage investment portfolio	—	—	—	(55,377)	—	(55,377)
Other income, net of expenses	—	(4,636)	12,135	(2,155)	(9,223)	(3,879)
Earnings in subsidiaries	36,698	—	53,368	59,688	(149,754)	—
Intercompany	—	(997)	3,989	(2,992)	—	—

Total other income (expense)	36,698	(14,614)	97,488	(56,780)	(159,191)	(96,399)

Net income before income taxes	5,458	53,540	59,709	40,899	(149,989)	9,617
Income tax expense	—	—	—	3,076	—	3,076

Net income	5,458	53,540	59,709	37,823	(149,989)	6,541
Net income attributable to noncontrolling interests	—	175	—	1,125	(3)	1,297

Net income attributable to CapitalSource Inc.	$5,458	$53,365	$59,709	$36,698	$(149,986)	$5,244

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net (loss) income attributable to CapitalSource Inc.	$(104,304)	$55,675	$46,490	$(7,130)	$(95,035)	$(104,304)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:			—
Stock option expense	—	169	370	—	—	539
Restricted stock expense	—	1,047	4,886	—	—	5,933
Loss on extinguishment of debt	57,128	—	—	—	—	57,128
Amortization of deferred loan fees and discounts	—	(11,775)	(9,581)	(2,449)	—	(23,805)
Paid-in-kind interest on loans	—	(6,492)	3,929	(5,715)	—	(8,278)
Provision for loan losses	—	16,352	72,064	66,851	—	155,267
Amortization of deferred financing fees and discounts	7,811	5,071	105	5,797	—	18,784
Depreciation and amortization	—	1,332	860	6,195	—	8,387
Benefit for deferred income taxes	(19,979)	(53,624)	(13)	(36)	—	(73,652)
Non-cash loss on investments, net	—	3,399	3,093	12,336	—	18,828
Non-cash loss (gain) on property and equipment and writedowns of real estate owned	—	—	16,139	(1,365)	—	14,774
Unrealized loss (gain) on derivatives and foreign currencies, net	—	3,091	748	(135)	—	3,704
Unrealized gain on residential mortgage investment portfolio, net	—	—	—	(60,570)	—	(60,570)
Net decrease in mortgage-backed securities pledged, trading	—	—	—	1,485,133	—	1,485,133
Amortization of discount on residential mortgage investments	—	—	—	11	—	11
Accretion of discount on commercial real estate “A” participation interest	—	(11,018)	—	—	—	(11,018)
Decrease (increase) in interest receivable	—	19,580	5,622	(4,996)	(25)	20,181
Decrease (increase) in loans held for sale, net	—	4,955	9,372	(1,967)	—	12,360
Decrease (increase) in intercompany note receivable	—	—	28,808	(89,598)	60,790	—
(Increase) decrease in other assets	(58)	21,924	10,796	268,655	28,091	329,408
(Decrease) increase in other liabilities	(13,744)	(51,468)	8,292	(224,522)	26,882	(254,560)
Net transfers with subsidiaries	235,718	(147,382)	19,177	(145,528)	38,015	—

Cash provided by (used in) operating activities, net of impact of acquisitions	162,572	(149,164)	221,157	1,300,967	58,718	1,594,250
Investing activities:
(Increase) decrease in restricted cash	—	(7,005)	3,440	240,999	—	237,434
Decrease in mortgage-related receivables, net	—	—	—	51,465	—	51,465
Decrease in commercial real estate “A” participation interest	—	329,661	—	—	—	329,661
Decrease (increase) in loans, net	—	140,468	(204,021)	22,975	2,072	(38,506)
Acquisition of direct real estate investments	—	—	—	7,500	—	7,500
(Acquisition) disposal of other investments, net	—	(890)	(377)	1,252	—	(15)
Acquisition of marketable securities, available for sale	—	(366,235)	—	—	—	(366,235)
Acquisition of marketable securities, held-to-maturity	—	(77,931)	—	—	—	(77,931)
(Acquisition) disposal of property and equipment, net	—	(4,388)	(14,274)	13,223	—	(5,439)

Cash provided by (used in) investing activities	—	13,680	(215,232)	337,414	2,072	137,934
Financing activities:
Payment of deferred financing fees	(6,072)	(261)	—	160	—	(6,173)
Deposits accepted, net of repayments	—	(317,574)	—	—	—	(317,574)
Increase (decrease) in intercompany note payable	—	—	89,598	(28,808)	(60,790)	—
Repayments of repurchase agreements, net	—	—	—	(1,595,750)	—	(1,595,750)
(Repayments of) borrowings on credit facilities, net	(35,000)	102	(16)	(601)	—	(35,515)
Borrowings of term debt	—	6,000	—	20,000	—	26,000
Repayments of term debt	—	(214,444)	—	(88,566)	—	(303,010)
(Repayments of) borrowings under other borrowings	(118,502)	50,000	(19)	(1,292)	—	(69,813)
Proceeds from issuance of common stock, net of offering costs	22	—	—	—	—	22
Proceeds from exercise of options	—	—	—	—	—	—
Tax expense on share based payments	—	—	—	—	—	—
Payment of dividends	(3,031)	—	—	—	—	(3,031)

Cash (used in) provided by financing activities	(162,583)	(476,177)	89,563	(1,694,857)	(60,790)	(2,304,844)

(Decrease) increase in cash and cash equivalents	(11)	(611,661)	95,488	(56,476)	—	(572,660)
Cash and cash equivalents as of beginning of period	11	1,230,254	38,866	69,432	—	1,338,563

Cash and cash equivalents as of end of period	$—	$618,593	$134,354	$12,956	$—	$765,903

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income attributable to CapitalSource Inc.	$5,458	$53,365	$59,709	$36,698	$(149,986)	$5,244
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	(181)	(432)	—	—	(613)
Restricted stock expense	—	690	6,437	—	—	7,127
Amortization of deferred loan fees and discounts	—	(9,500)	(7,582)	(6,870)	—	(23,952)
Paid-in-kind interest on loans	—	3,560	(2,662)	3,689	—	4,587
Provision for loan losses	—	—	3,158	2,501	—	5,659
Amortization of deferred financing fees and discounts	8,178	5,108	124	5,607	—	19,017
Depreciation and amortization	—	133	968	7,993	—	9,094
Benefit for deferred income taxes	—	—	—	(6,765)	—	(6,765)
Non-cash loss on investments, net	—	1,861	906	12	—	2,779
Non-cash loss on property and equipment and writedowns of real estate owned	—	52	1,481	743	—	2,276
Unrealized loss (gain) on derivatives and foreign currencies, net	—	17,525	(19,279)	47,943	—	46,189
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	12,012	—	12,012
Net decrease in mortgage-backed securities pledged, trading	—	—	—	446,945	—	446,945
Amortization of discount on residential mortgage investments	—	—	—	(6,464)	—	(6,464)
Decrease (increase) in interest receivable	—	31,309	(18,993)	38,550	—	50,866
Decrease (increase) in loans held for sale, net	—	64,348	—	(4)	—	64,344
(Increase) decrease in intercompany note receivable	—	—	(45,130)	42,591	2,539	—
(Increase) decrease in other assets	(488)	2,170	22,386	(102,465)	(1,304)	(79,701)
(Decrease) increase in other liabilities	(10,073)	94,228	(40,023)	110,380	1,304	155,816
Net transfers with subsidiaries	(182,886)	(227,002)	192,596	67,033	150,259	—

Cash (used in) provided by operating activities	(179,811)	37,666	153,664	700,129	2,812	714,460
Investing activities:
Decrease (increase) in restricted cash	—	7,152	64,734	(85,341)	—	(13,455)
Decrease in mortgage-related receivables, net	—	—	—	57,659	—	57,659
Decrease (increase) in loans, net	—	107,067	(136,729)	39,213	(1,040)	8,511
Sale of direct real estate investments	—	—	—	(10,440)	—	(10,440)
Disposal (acquisition) of other investments, net	—	838	3,135	(51,985)	214	(47,798)
Disposal (acquisition) of property and equipment, net	—	234	(757)	—	—	(523)

Cash provided by (used in) provided by investing activities	—	115,291	(69,617)	(50,894)	(826)	(6,046)
Financing activities:
Payment of deferred financing fees	(4,788)	(1,143)	(242)	(1,210)	—	(7,383)
(Decrease) increase in intercompany note payable	—	—	(42,591)	45,130	(2,539)	—
Repayments of repurchase agreements, net	—	(12,674)	—	(469,497)	—	(482,171)
Borrowings on (repayments of) credit facilities, net	229,763	(78,010)	54,279	(50,161)	—	155,871
Borrowings of term debt	—	(553)	—	—	553	—
Repayments of term debt	—	(83,398)	(16)	(150,591)	—	(234,005)
Borrowings under other borrowings	87,641	—	—	—	—	87,641
Proceeds from exercise of options	322	—	—	—	—	322
Tax expense on share based payments	—	—	—	(2,876)	—	(2,876)
Payment of dividends	(132,569)	—	—	(1,154)	—	(133,723)

Cash provided by (used in) financing activities	180,369	(175,778)	11,430	(630,359)	(1,986)	(616,324)

Increase (decrease) in cash and cash equivalents	558	(22,821)	95,477	18,876	—	92,090
Cash and cash equivalents as of beginning of period	—	151,511	19,005	8,183	—	178,699

Cash and cash equivalents as of end of period	$558	$128,690	$114,482	$27,059	$—	$270,789

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Direct Real Estate Investments

Our direct real estate investments primarily consist of long-term care facilities generally leased through long-term, triple-net operating leases. During the three months ended March 31, 2009, our gross direct real estate investments decreased by $6.8 million primarily due to the sale of two skilled nursing facilities. As of March 31, 2009 and December 31, 2008, our direct real estate investments were as follows:

	March 31,	December 31,
	2009	2008
	($ in thousands)

Land	$105,777	$106,797
Buildings	905,357	910,413
Furniture and equipment	51,114	51,814
Accumulated depreciation	(87,358)	(79,308)

Total	$974,890	$989,716

Note 11.	Deposits

As of March 31, 2009 and December 31, 2008, CapitalSource Bank had $4.7 billion and $5.0 billion, respectively, in deposits insured up to the maximum limit by the FDIC. In 2008, the United States Congress temporarily increased, until the end of year 2009, the deposit insurance level from $100,000 to $250,000. As of March 31, 2009 and December 31, 2008, CapitalSource Bank had $1.5 billion and $1.6 billion, respectively, of time certificates of deposit in the amount of $100,000 or more. As of March 31, 2009 and December 31, 2008, CapitalSource Bank had $191.2 million and $209.7 million, respectively, of time certificates of deposit in the amount of $250,000 or more.

As of March 31, 2009 and December 31, 2008, the weighted-average interest rate for savings and money market deposit accounts, was 1.57% and 2.66%, respectively, and for certificates of deposit (including brokered), was 3.09% and 3.55%, respectively. The weighted-average interest rate for all deposits as of March 31, 2009 and December 31, 2008, was 2.85% and 3.42%, respectively.

As of March 31, 2009 and December 31, 2008, interest-bearing deposits at CapitalSource Bank were as follows:

	March 31,	December 31,
	2009	2008
	($ in thousands)

Interest-bearing deposits:
Money market	$269,920	$279,577
Savings	476,660	471,014
Certificates of deposit	3,965,455	4,259,153
Brokered certificates of deposit	14,655	33,951

Total interest-bearing deposits	$4,726,690	$5,043,695

As of March 31, 2009, certificates of deposit at CapitalSource Bank detailed by maturity were as follows ($ in thousands):

Maturing by March 31,

2010	$3,947,610
2011	11,918
2012	16,524
2013	3,700
2014	358

Total	$3,980,110

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2009, interest expense on deposits was as follows ($ in thousands):

Savings and money market deposit accounts	$3,287
Certificates of deposit	34,827
Brokered certificates of deposit	388
Fees for early withdrawal	(115)

Total interest expense	$38,387

Note 12.	Borrowings

For a detailed discussion of our borrowings, see Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

The following changes to our borrowings occurred since December 31, 2008.

Repurchase Agreements

During the three months ended March 31, 2009, we repaid in full all borrowings outstanding under our master repurchase agreements. As of December 31, 2008, we had borrowings in the aggregate amount of $1.6 billion outstanding under five master repurchase agreements with various financial institutions financing our purchases of RMBS and FHLB discount notes.

Credit Facilities

Our committed credit facility capacities were $1.8 billion and $2.6 billion as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, total undrawn capacities under our credit facilities were $422.9 million and $1.2 billion, respectively, which is limited by the amount of letters of credit outstanding under such facilities and the amount of eligible collateral that we have available to pledge in order to utilize such unused capacity. We have limited available collateral to pledge to use this unused capacity. However, such unused capacity may become available to us to the extent we have additional eligible collateral in the future.

In accordance with the terms of our syndicated bank facility, we have made aggregate mandatory facility commitment reductions of $100.0 million, which have reduced the facility commitment to $970.0 million.

In February 2009, to avoid a potential event of default, we amended our syndicated bank facility to modify the consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense and average portfolio charge-off ratio financial covenants and to provide that we only count those loans that are delinquent by at least 180 days or subject to an insolvency event or those loans or portions of loans that are charged off pursuant to our credit and collection policy when calculating our maximum average portfolio charged-off ratio. For further information regarding this amendment, see Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

In February 2009, we reduced the facility commitment amount on our CSE QRS Funding I facility from $815.0 million to $250.0 million, and we obtained a waiver of the average portfolio charge-off ratio financial covenant for the January 2009 through March 2009 reporting periods to avoid potential events of default. We also agreed to an increase in the facility margin of 1.50% to 3.50%. In April 2009, the facility entered the amortization period, reducing committed capacity to an amount equal to principal outstanding, and we obtained a waiver of the aggregate portfolio charge-off ratio financial covenant for the April 2009 and May 2009 reporting periods to avoid potential events of default.

In February 2009, we reduced the facility commitment amount on our CS Europe credit facility from €200.0 million to €125.0 million.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February and April 2009, we reduced the commitment on our CS Funding III facility from $150.0 million to $100.0 million and from $100.0 million to $90.0 million, respectively, and obtained a waiver of the aggregate portfolio charge-off ratio financial covenant for the December 2008 through April 2009 reporting periods to avoid a potential event of default. We also agreed to an increase in the facility margin of 1.5% to 3.5%. In April 2009, we extended the maturity date of the facility by 30 days to May 29, 2009.

We obtained a waiver for our CS Funding VII facility of the aggregate portfolio charge-off ratio financial covenant for the December 2008 through March 2009 reporting periods to avoid potential events of default. In April 2009, we amended this facility to reduce committed capacity to $235.0 million. The undrawn capacity can be used in a one-year revolving period following which the facility provides for a two-year amortization period. The applicable margin was increased to a range of Commercial Paper (“CP”) + 3.00% to CP + 4.50% depending on the principal outstanding, the maximum advance rate on new loan assets pledged to the facility was reduced to 50%, and the maximum portfolio and pool charge-off ratios were modified from 4% to 10% and from 3% to 15%, respectively.

Term Debt

As of March 31, 2009 and December 31, 2008, the outstanding balance of our term debt securitizations was $4.5 billion and $4.6 billion, respectively.

Other Borrowings

Other borrowings as of March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
	($ in thousands)

Convertible debt, net(1)	$553,560	$729,474
Subordinated debt	436,941	438,799
Mortgage debt	329,019	330,311
FHLB Advances	50,000	—
Notes payable	75,423	75,229

Total	$1,444,943	$1,573,813

(1)	Amounts presented are net of debt discount of $26.4 million and $30.6 million as of March 31, 2009 and December 31, 2008, respectively.

Convertible Debt

In February 2009, we entered into an agreement with an existing securityholder and issued 19,815,752 shares of our common stock in exchange for approximately $61.6 million in aggregate principal amount of our outstanding 1.625% debentures held by the securityholder, and our wholly owned subsidiary, CapitalSource Finance, paid approximately $0.6 million in cash to the securityholder in exchange for the guaranty on such notes by such subsidiary. We retired all of the debentures acquired in the exchange. In connection with this exchange, we incurred a loss of approximately $57.5 million in the first quarter of 2009, which included a write-off of $0.4 million in deferred financing fees and debt discount.

In accordance with the terms of the 1.25% and 1.625% debentures, we offered to repurchase $118.5 million of our outstanding convertible debentures, all of which were tendered, repurchased and retired, in March 2009. As of March 31, 2009 and December 31, 2008, the outstanding balance of our convertible debt was $553.6 million and $729.5 million, respectively.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously discussed in Note 3, Retrospective Application of Accounting for Convertible Debt Instruments with Cash Settlement Option, we adopted FSP APB 14-1 effective January 1, 2009. As of March 31, 2009 and December 31, 2008, the carrying amounts of the liability components and the equity components of our convertible debentures were as follows:

	March 31, 2009	December 31, 2008
	($ in thousands)

Convertible debt principal	$580,000	$760,120
Less:
Debt discount	26,440	30,646

Net carrying value	$553,560	$729,474

Equity components recorded in additional paid-in capital	$101,220	$101,220

As of March 31, 2009, the unamortized discounts on our 3.5%, 4% and 7.25% Senior Convertible Debentures will be amortized through July 15, 2011, July 15, 2011, and July 15, 2012, respectively. As of March 31, 2009, the conversion prices and the numbers of shares used to determine the aggregate consideration that will be delivered upon conversion of our convertible debentures were as follows:

	Conversion Price	Number of Shares

3.5% Senior Convertible Debentures due 2034	$21.11	400,042
4.0% Senior Subordinated Convertible Debentures due 2034	21.11	15,230,309
7.25% Senior Subordinated Convertible Debentures due 2037	27.09	9,226,975

For the three months ended March 31, 2009 and 2008, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended
	March 31,
	2009	2008
	($ in thousands)

Interest expense recognized on:
Contractual interest coupon	$8,323	$8,690
Amortization of deferred financing fees	517	541
Amortization of debt discount	4,297	4,468

Total interest expense recognized	$13,137	$13,699

Effective interest rate on the liability component:
3.5% Senior Convertible Debentures due 2034	7.25%	7.25%
4.0% Senior Subordinated Convertible Debentures due 2034	7.68%	7.68%
7.25% Senior Subordinated Convertible Debentures due 2037	7.79%	7.79%

As of January 1, 2008, the cumulative effect of accounting change, net of tax, due to the retrospective implementation of FSP APB 14-1 increased accumulated deficit by $15.1 million.

Subordinated Debt

As of March 31, 2009 and December 31, 2008, the outstanding balance of our subordinated debt was $436.9 million and $438.8 million, respectively.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Debt

As of March 31, 2009 and December 31, 2008, the outstanding balance of our mortgage debt was $329.0 million and $330.3 million, respectively. In April 2009, we obtained the first of our three optional one-year extensions to our senior and mezzanine mortgage loans resulting in the extension of the maturity of both loans from April 2009 to April 2010.

FHLB Advances

As a member of the FHLB-San Francisco, CapitalSource Bank has financing availability with the FHLB equal to 15% of CapitalSource Bank’s total assets. As of March 31, 2009, the maximum financing under this formula was $920.2 million. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB stock ownership requirement and certain limits regarding the maximum term of debt. As of March 31, 2009, collateral of $841.7 million was pledged to the FHLB creating aggregate borrowing capacity of $806.2 million of which $50 million of principal was outstanding, and a letter of credit in the amount of $0.8 million had been issued and was outstanding.

Notes Payable

We have incurred other indebtedness in the ordinary course of our lending and investing activities, including a senior loan secured by a property to which we took ownership following the exercise of our remedies, a senior loan that we assumed on the acquisition of a majority equity interest in a property, and junior subordinated notes that we entered into in connection with our acquisition of a healthcare real estate property portfolio. As of March 31, 2009 and December 31, 2008, the outstanding balances of these notes payable were $75.4 million and $75.2 million, respectively.

Debt Covenants

The Parent Company is required to comply with financial and non-financial covenants under our indebtedness, including, without limitation, with respect to interest coverage, minimum tangible net worth, leverage, maximum delinquent and charged-off loans and servicing standards. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to transfer servicing to another servicer, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness. A default under our recourse indebtedness could trigger cross-default provisions in our other debt facilities and a default under some of our non-recourse indebtedness would trigger cross-default provisions in other non-recourse debt.

In February 2009, we obtained a waiver of the Consolidated EBITDA to interest expense financial covenant for our syndicated bank credit facility for the reporting period ending December 31, 2008. The waiver was obtained to provide certainty that the net loss reported for the quarter ended and the year ended December 31, 2008, after making certain adjustments as provided for in the covenant definition, would not cause an event of default under the facility agreement. Because this covenant was tested on a rolling 12-month basis, we would likely have breached it for the quarter ended March 31, 2009 and other periods in 2009. However, in February 2009, we amended this facility as described above under Credit Facilities.

During the three months ended March 31, 2009, we obtained waivers and extensions of previously obtained waivers with respect to some of our other indebtedness to avoid potential events of default and executed amendments with respect to some of our indebtedness.

Consequently, we believe we are in compliance with our financial covenants as of March 31, 2009. Based on our review of the covenants we will be required to meet during 2009 and the information currently available to us, we believe that we will meet our financial covenants through December 31, 2009; however, it is possible, that we

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may need to obtain other waivers and amendments in the future, and there can be no assurance that we will be able to obtain them on favorable terms or at all.

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

Note 13.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the three months ended March 31, 2009 was as follows:

Outstanding as of December 31, 2008	282,804,211
Issuance of common stock	19,498,450
Share repurchase	(400,000)
Restricted stock and other stock grants, net	180,455

Outstanding as of March 31, 2009	302,083,116

Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) for current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three months ended March 31, 2009, we did not issue any shares of common stock pursuant to the direct purchase or waiver features of the DRIP. During the three months ended March 31, 2008, we recorded $148.2 million related to the direct purchase of 12.1 million shares of our common stock pursuant to the direct purchase or waiver features of the DRIP. We retained $22,000 and $21.1 million related to cash dividends reinvested in 15,000 and 2.0 million shares of our common stock pursuant to the DRIP during the three months ended March 31, 2009 and 2008, respectively.

Share Repurchase Plan

In March 2009, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock through open market purchases or privately negotiated transactions from time to time for a period of up to two years. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. During the three months ended March 31, 2009, we purchased 400,000 shares of our common stock under the share repurchase plan, at an average price of $1.21 per share for a total purchase price of $484,000. All shares purchased under the share repurchase plan were retired upon settlement in April 2009. There is no assurance that we will repurchase additional shares.

Equity Offerings

In February 2009, we entered into an agreement with an existing securityholder and issued 19,815,752 shares of our common stock in exchange for approximately $61.6 million in aggregate principal amount of our outstanding 1.625% debentures held by the securityholder, and our wholly owned subsidiary, CapitalSource Finance, paid approximately $0.6 million in cash to the securityholder in exchange for the guaranty on such notes by such subsidiary. We retired all of the debentures acquired in the exchange. In connection with this exchange, we incurred

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a loss of approximately $57.5 million in the first quarter of 2009, which includes a write-off of $0.4 million in deferred financing fees and debt discount.

Note 14.	Income Taxes

We revoked our REIT election effective January 1, 2009 and recognized the resulting deferred tax effects in the consolidated financial statements as of December 31, 2008. While we were a REIT, we were required to distribute at least 90% of our REIT taxable income to our shareholders and meet various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels, and diversity of stock ownership. While a REIT, we generally were not subject to federal corporate-level income tax on the earnings distributed to shareholders. We were subject to federal corporate-level tax on the earnings we derived from our taxable REIT subsidiaries. While we were a REIT, we were still subject to foreign, state and local taxation in various foreign, state and local jurisdictions.

We provide for income taxes as a “C” corporation on income earned from operations. Certain of our subsidiaries do not join in the filing of a consolidated federal tax return and as a result have taxable income that is not offset by losses of other entities. The group continues to be subject to federal, foreign, state and local taxation in various jurisdictions.

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

During the three months ended March 31, 2009 and 2008, we recorded ($53.4) million and $3.1 million of income tax (benefit)/expense, respectively. The effective income tax rate on our consolidated net income was 33.9% and 32.0% for the three months ended March 31, 2009 and 2008, respectively.

We are subject to examinations by the United States and various state, local and foreign tax jurisdictions for tax years 2004 forward. We are currently under examination by certain states for the tax years 2004 and 2005, and have been notified by the Internal Revenue Service and certain states of their intention to audit tax years 2006, 2007 and 2008.

Note 15.	Comprehensive (Loss) Income

Comprehensive (loss) income for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
	2009	2008
	($ in thousands)

Net (loss) income	$(104,320)	$6,541
Unrealized gain (loss) on available-for-sale securities, net of tax	488	(4,303)
Unrealized (loss) gain on foreign currency translation, net of tax	(9,506)	9,762
Loss on cash flow hedges, net of tax	(20)	(754)

Comprehensive (loss) income	(113,358)	11,246
Comprehensive (loss) income attributable to noncontrolling interest	(16)	1,297

Comprehensive (loss) income attributable to CapitalSource Inc.	$(113,342)	$9,949

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income, net as of March 31, 2009 and December 31, 2008 was as follows:

	March 31,	December 31,
	2009	2008
	($ in thousands)

Unrealized gain on available-for-sale securities, net of tax	$7,956	$7,468
Unrealized (loss) gain on foreign currency translation, net of tax	(8,049)	1,457
Unrealized gain on cash flow hedge, net of tax	150	170

Accumulated other comprehensive income, net	$57	$9,095

Note 16.	Net (Loss) Income Per Share Attributable to CapitalSource Inc.

The computations of basic and diluted net (loss) income per share attributable to CapitalSource Inc. for the three months ended March 31, 2009 and 2008, respectively, were as follows:

	Three Months Ended March 31,
	2009	2008
	($ in thousands, except share data)

Basic net (loss) income per share attributable to CapitalSource Inc.:
Net (loss) income attributable to CapitalSource Inc.	$(104,304)	$5,244
Average shares — basic	290,098,800	220,085,148
Basic net (loss) income per share attributable to CapitalSource Inc.	$(0.36)	$0.02

Diluted net (loss) income per share attributable to CapitalSource Inc.:
Net (loss) income attributable to CapitalSource Inc.	$(104,304)	$5,244
Average shares — basic	290,098,800	220,085,148
Effect of dilutive securities:
Option shares	—	93,502
Unvested restricted stock	—	1,227,632
Stock units	—	87,232

Average shares — diluted	290,098,800	221,493,514

Diluted net (loss) income per share attributable to CapitalSource Inc.	$(0.36)	$0.02

The weighted average shares that have an antidilutive effect in the calculation of diluted net (loss) income per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended
	March 31,
	2009	2008

Stock units	2,207,528	—
Stock options	7,170,754	8,727,748
Non-managing member units	—	1,979,078
Shares subject to a written call option	7,253,392	7,401,420
Unvested restricted stock	2,979,427	—

From the third quarter of 2008, we are no longer assuming cash settlement of the underlying principal on our 3.5% debentures and 4% debentures, therefore, we began applying the if-converted method to determine the effect on

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted net income per share of shares issuable pursuant to convertible debt. For prior periods, we used the treasury stock method to determine the effect on diluted income per share attributable to CapitalSource Inc. of shares issuable pursuant to the conversion premium of convertible debt and the shares underlying the principal balances were excluded.

For the three months ended March 31, 2008, the conversion premiums on the debentures were considered to be antidilutive based on their conversion prices. As of March 31, 2008, the conversion prices of the debentures were as follows:

3.5% Senior Convertible Debentures due 2034	$22.48
1.25% Senior Convertible Debentures due 2034	21.50
4.0% Senior Subordinated Convertible Debentures due 2034	22.48
1.625% Senior Subordinated Convertible Debentures due 2034	21.50
7.25% Senior Subordinated Convertible Debentures due 2037	27.09

Note 17.	Bank Regulatory Capital

CapitalSource Bank is subject to various regulatory capital requirements established by federal and state regulatory agencies. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, CapitalSource Bank must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices.

To remain in compliance with the conditions imposed by the FDIC, CapitalSource Bank must at all times be both “well-capitalized,” which requires CapitalSource Bank to have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5% and must maintain a total risk-based capital ratio of not less than 15%. CapitalSource Bank’s capital ratios and the minimum requirement as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009				December 31, 2008
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)

Tier-1 Leverage Capital	$743,065	12.87%	$288,628	5.00%	$794,622	13.38%	$296,876	5.00%
Risk-Based Capital:
Tier-1	743,065	15.99	278,825	6.00	794,622	16.30	292,489	6.00
Total	801,339	17.24	697,063	15.00	850,318	17.44	731,222	15.00

The California Department of Financial Institutions (the “DFI”) approval order requires that CapitalSource Bank, during the first three years of operations, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of at least 10.0%. As of March 31, 2009 and December 31, 2008, CapitalSource Bank satisfied the DFI capital ratio requirement with a ratio of 13.0% and 12.0%, respectively.

Note 18.	Commitments and Contingencies

As of March 31, 2009 and December 31, 2008, we had issued $173.1 million and $183.5 million, respectively, in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements qualify as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As a result, we

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included the fair value of these obligations, totaling $6.3 million and $5.9 million, in other liabilities in the accompanying consolidated balance sheet as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009 and December 31, 2008, we had unfunded commitments to extend credit to our clients of $3.0 billion and $3.6 billion, respectively. As of March 31, 2009 and December 31, 2008, CapitalSource Bank had unfunded commitments to extend credit to its clients of $695.3 million and $777.7 million, respectively.

As of March 31, 2009, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. Under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB No. 143, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of March 31, 2009, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheet as of March 31, 2009.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 19.	Derivative Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of March 31, 2009, none of our derivatives were designated as hedging instruments pursuant to SFAS No. 133.

We enter into various derivative instruments to manage our exposure to interest rate risk. The objective is to manage interest rate sensitivity by modifying the characteristics of certain assets and liabilities to reduce the adverse effect of changes in interest rates. We primarily use interest rate swaps and basis swaps to manage our interest rate risks. To manage our foreign exchange risk, we enter into forward currency exchange contracts.

Interest rate swaps are contracts in which a series of interest rate cash flows, based on a specific notional amount as well as a fixed and variable interest rate, are exchanged over a prescribed period. To minimize the economic effect of interest rate fluctuations specific to certain sale-leaseback transactions and certain fixed rate loans, we enter into interest rate swap agreements whereby we pay a fixed interest rate and receive a variable interest rate over a prescribed period. The notional amount of the derivative instruments related to these exposures was approximately $309.3 million as of March 31, 2009.

We also enter into basis swaps to eliminate risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest rate risk typically by converting our prime rate loans to a one-month LIBOR rate. The objective of the basis swap activity is to protect us from risk that interest collected under the prime rate loans will not be sufficient to service the interest due under the one-month LIBOR based term debt. The notional amount of basis swaps related to these exposures was approximately $700.5 million as of March 31, 2009.

We have entered into forward exchange contracts to hedge anticipated loan syndications and foreign currency denominated loans we originate against foreign currency fluctuations. The objective is to manage the uncertainty of future foreign exchange rate fluctuations by contractually locking in current foreign exchange rates for the settlement of the anticipated future cash flows. These forward exchange contracts provide for a fixed exchange rate which has the effect of locking in the anticipated cash flows to be received from the loan syndication and the foreign

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency-denominated loans. The notional amount of our foreign exchange contracts was approximately $64.2 million as of March 31, 2009.

During the three months ended March 31, 2009, we also used derivative instruments to hedge interest rate risks related to our residential mortgage investment portfolio. However, as noted in Note 6, Residential Mortgage-Backed Securities and Certain Derivative Instruments, we unwound all of these derivatives in connection with the sale of our Agency RMBS portfolio.

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of March 31, 2009, our gross derivative counterparty exposures, based on the positive fair value of our derivative instruments was $50.9 million. Our master netting agreements with our counterparties reduced this gross exposure by $48.2 million, resulting in a net exposure of $2.7 million as of March 31, 2009. We report our derivatives on the consolidated balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held no collateral against our derivative instruments as of March 31, 2009. For derivatives that were in a liability position, we had posted collateral of $50.9 million as of March 31, 2009.

As of March 31, 2009, the fair values of our various derivative instruments as well as their locations on the consolidated balance sheet was as follows:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	($ in thousands)

Interest rate contracts	Other assets	$49,704	Other liabilities	$(121,846)
Foreign exchange contracts	Other assets	1,213	Other liabilities	—

Total		$50,917		$(121,846)

The gains and losses on our derivative instruments recognized during the three months ended March 31, 2009 as well as the locations of such gains and losses on our consolidated statement of income were as follows:

		Gain (Loss)
		Recognized in
	Location	Income
		($ in thousands)

Interest rate contracts	Loss on derivatives	$(2,948)
Interest rate contracts	Gain (loss) on residential mortgage investment portfolio	862
Foreign exchange contracts	Loss on derivatives	2,263

Total		$177

Note 20.	Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our financial assets and liabilities and to determine fair value disclosures. Investment and mortgage-backed securities, available-for-sale, mortgage-backed securities, other investments, available-for-sale, warrants and derivatives are recorded at fair value on a recurring basis. In addition, we may be required from time to time to measure certain of our assets at fair value on a

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonrecurring basis, including loans held for sale, loans held for investment, direct real estate investments, foreclosed assets, and certain other investments.

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

Assets and Liabilities

Investment and Mortgage-backed Securities, Available-for-Sale

Investment and mortgage-backed securities, available-for-sale, consist of Agency Discount Notes, Agency Callable Notes, Agency Debt, Agency MBS, Non-Agency MBS and Corporate Debt that are carried at fair value on a recurring basis and classified as available-for-sale securities. The securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. The entire portfolio of securities is classified as Level 2.

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Direct Real Estate Investments, net

Direct Real Estate Investments, net is recorded at the lower of cost, net of accumulated depreciation, or fair value on a nonrecurring basis. When indicators of impairment exist, we determine the fair value of the assets using actual market transactions where available. In situations where market transactions are not available, we use the income approach through internally developed valuation models to estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Fair values determined through actual market transactions are classified within Level 2 of the valuation hierarchy while fair values determined through internally developed valuation models are classified within Level 3.

Other Investments

Other investments carried at fair value on a recurring basis include debt and equity securities classified as available-for-sale under SFAS No. 115. Debt securities are primarily corporate bonds whose values are determined using internally developed valuation models. These models utilize discounted cash flow techniques for which key inputs include the timing and amount of future cash flows and market yields. Market yields are based on comparisons to other instruments for which market data is available. Prior to the fourth quarter of 2008, we utilized pricing services to value our debt security investments. However, given the declining volume of trading activity surrounding our investments, we concluded that such inputs were no longer representative of the investments’ fair value. Equity securities are valued using the stock price of the underlying company in which we hold our investment. Given the lack of active and observable trading in the market, our debt securities are classified in Level 3. Our equity securities are classified in Level 1 or 2 depending on the level of activity within the market.

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreclosed Assets

Foreclosed assets are recorded at their estimated fair value at the time of foreclosure. The fair values of foreclosed assets are typically determined based upon recent appraisals by third parties, less estimated selling costs, with fair value adjustments recorded on a nonrecurring basis. We may or may not adjust these third party appraisal values based on our own internally developed judgments and estimates. To the extent that third party appraisals are not available, we use the income approach through internally developed valuation models to estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Fair values determined through third party appraisals and through internally developed valuation models are classified within Level 3.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of March 31, 2009 were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	March 31, 2009	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment and mortgage-backed securities, available-for-sale	$1,008,185	$—	$1,008,185	$—
Investments carried at fair value:
Other investments available-for-sale	24,034	—	118	23,916
Warrants	4,596	—	—	4,596
Other assets held at fair value:
Derivative assets	50,865	—	50,865	—

Total assets	$1,087,680	$—	$1,059,168	$28,512

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$121,846	$—	$121,846	$—

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2008 were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	December 31, 2008	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment and mortgage-backed securities, available-for-sale	$642,714	$—	$642,714	$—
Mortgage-backed securities pledged, trading	1,489,291	—	1,489,291	—
Investments carried at fair value:
Other investments available-for-sale	36,837	—	213	36,624
Warrants	4,661	—	—	4,661
Other assets held at fair value:
Derivative assets	206,979	—	206,979	—

Total assets	$2,380,482	$—	$2,339,197	$41,285

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$342,784	$—	$342,784	$—

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in the fair values of assets and liabilities carried at fair value as of March 31, 2009 that have been classified in Level 3 was as follows:

		Realized and Unrealized
		Losses			Purchases,
				Total	Sales,
			Included in	Realized	Issuances,
	Balance as of		Other	and	and	Transfers	Balance as of	Unrealized
	January 1,	Included in	Comprehensive	Unrealized	Settlements,	In (Out)	March 31,	Losses
	2009	Income	Income, Net	Losses	net	of Level 3	2009	(1)
	($ in thousands)

Assets
Investments carried at fair value:
Other investments available-for- sale	$36,624	$(12,254)	$(89)	$(12,343)	$(365)	$—	$23,916	$(12,254)
Warrants	4,661	(65)	—	(65)	—	—	4,596	(65)

Total assets	$41,285	$(12,319)	$(89)	$(12,408)	$(365)	$—	$28,512	$(12,319)

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Represents unrealized losses relating to assets/liabilities held as of March 31, 2009.

A summary of the changes in the fair values of assets and liabilities carried at fair value for the quarter ended March 31, 2008 that have been classified in Level 3 was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total
				Realized	Purchases,
			Included in	and	Sales,		Balance as	Unrealized
	Balance as of		Other	Unrealized	Issuances and	Transfers	of	(Losses)
	January 1,	Included in	Comprehensive	(Losses)	Settlements,	In (Out)	March 31,	Gains
	2008	Income	Income, net	Gains	Net	of Level 3	2008	(1)
				($ in thousands)

Assets
Investments carried at fair value:
Other investments available-for-sale	$13,106	$1,234	$(7,109)	$(5,875)	$47,853	$—	$55,084	$(6,923)
Warrants	8,994	939	(16)	923	—	—	9,917	923

Total assets	$22,100	$2,173	$(7,125)	$(4,952)	$47,853	$—	$65,001	$(6,000)

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$(5,074)	$(8,209)	$—	$(8,209)	$—	$—	$(13,283)	$(8,209)

(1)	Represents unrealized (losses) gains relating to assets/liabilities held as of March 31, 2008.

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 included in income for the three months ended March 31, 2009, reported in (loss) gain on investments, net, gain (loss) on residential mortgage investment portfolio, and loss on derivatives were as follows:

			Gain(Loss) on
	Interest	(Loss) Gain on	Residential Mortgage	Loss on
	Income	Investments, net	Investment Portfolio	Derivatives
	($ in thousands)

Total gains (losses) included in earnings for the period	$352	$(12,671)	$—	$—
Unrealized gains (losses) relating to assets still held at reporting date	352	(12,671)	—	—

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 included in income for the three months ended March 31, 2008 reported in (loss) gain on investments, net, gain (loss) on residential mortgage investment portfolio, and loss on derivatives were as follows:

			Gain(Loss) on
	Interest	(Loss) Gain on	Residential Mortgage	Loss on
	Income	Investments, net	Investment Portfolio	Derivatives
		($ in thousands)

Total gains (losses) included in earnings for the period	$2,067	$766	$(660)	$(8,209)
Unrealized gains (losses) relating to assets still held at reporting date	1,019	766	(660)	(8,209)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of such assets classified by their position in the fair value hierarchy determined in accordance with SFAS No. 157. The table also provides the gains/(losses) related to those assets recorded during the three months ended March 31, 2009.

	Fair Value	Quoted Prices in			Total Net
	Measurement for the	Active Markets	Significant Other	Significant	Losses for the
	Quarter Ended	for Identical	Observable Inputs	Unobservable	Quarter Ended
	March 31, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)	March 31, 2009
	($ in thousands)

Assets
Loans held for sale	$8,500	$—	$8,500	$—	$(21)
Loans held for investment(1)	324,292	—	—	324,292	(129,272)
Investments carried at cost	3,515	—	—	3,515	(1,672)
Investments accounted for under the equity method	1,312	—	—	1,312	(1,113)
Direct real estate investments, net	4,847	—	—	4,847	(42)
Foreclosed assets	86,839	—	—	86,839	(20,813)

Total assets	$429,305	$—	$8,500	$420,805	$(152,933)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs. Transaction costs were not significant during the period.

The table below provides the gains/(losses) related to these assets recorded during the three months ended March 31, 2008.

	Fair Value	Quoted Prices in			Total Net
	Measurement for the	Active Markets	Significant Other	Significant	Losses for the
	Quarter Ended	for Identical	Observable Inputs	Unobservable	Quarter Ended
	March 31, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)	March 31, 2008
	($ in thousands)
Assets
Loans held for investment(1)	$95,952	$—	$—	$95,952	$(4,730)
Investments carried at cost	2,984	—	—	2,984	(1,974)

Total assets	$98,936	$—	$—	$98,936	$(6,704)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs. Transaction costs were not significant during the period.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Segment Data

We currently operate as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; our Other Commercial Finance segment comprises our loan portfolio and residential mortgage business activities in the Parent Company; and our Healthcare Net Lease segment comprises our direct real estate investment business activities.

For the three months ended March 31, 2008, we presented financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Beginning in the third quarter of 2008, we changed the name of our Commercial Finance segment to Commercial Banking to incorporate depository products and services of CapitalSource Bank. Beginning in the first quarter of 2009, changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Banking segment being disaggregated into the CapitalSource Bank and Other Commercial Finance segments and the results of our Residential Mortgage Investment segment being combined into the Other Commercial Finance segment. We have reclassified all comparative prior period segment information to reflect our current segments.

	Three Months Ended March 31, 2009
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank(1)	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$77,424	$178,460	$85	$(2,886)	$253,083
Operating lease income	—	—	27,880	—	27,880
Interest expense(2)	38,413	89,263	5,757	(2,398)	131,035
Provision for loan losses	24,991	130,276	—	—	155,267
Operating expenses(3)	23,740	56,144	11,587	(13,192)	78,279
Other income (expense)	9,561	(71,765)	1,365	(13,288)	(74,127)

Net (loss) income before income taxes	(159)	(168,988)	11,986	(584)	(157,745)
Income tax (benefit) expense	(65)	(58,023)	4,663	—	(53,425)

Net (loss) income	(94)	(110,965)	7,323	(584)	(104,320)
Net loss attributable to noncontrolling interests	—	(16)	—	—	(16)

Net (loss) income attributable to CapitalSource Inc.	$(94)	$(110,949)	$7,323	$(584)	$(104,304)

Total assets as of March 31, 2009	$5,834,056	$9,193,641	$1,043,680	$(279,569)	$15,791,808

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2008
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank(1)	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$—	$343,899	$493	$(2,426)	$341,966
Operating lease income	—	—	27,690	—	27,690
Interest expense(2)	—	182,102	10,796	(2,426)	190,472
Provision for loan losses	—	5,659	—	—	5,659
Operating expenses(3)	—	56,336	11,173	—	67,509
Other expense	—	(96,399)	—	—	(96,399)

Net income before income taxes	—	3,403	6,214	—	9,617
Income tax expense	—	3,076	—	—	3,076

Net income	—	327	6,214	—	6,541
Net (loss) income attributable to noncontrolling interests	—	(117)	1,414	—	1,297

Net income attributable to CapitalSource Inc	$—	$444	$4,800	$—	$5,244

Total assets as of December 31, 2008	$6,137,197	$11,526,255	$1,059,031	$(302,851)	$18,419,632

(1)	CapitalSource Bank segment reflects activities of CapitalSource Bank, which commenced operations on July 25, 2008.

(2)	Interest expense in our Healthcare Net Lease segment includes interest on its secured credit facility and mortgage debt as well as an allocation of interest on its allocated intercompany debt.

(3)	Operating expenses of our Healthcare Net Lease segment include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses.

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Currently, substantially all of our business activities occur within the United States of America; therefore, no additional geographic disclosures are necessary.

Intercompany Eliminations

The intercompany eliminations consist of eliminations for intercompany activity among the segments. Such activities primarily include services provided by the Parent Company to CapitalSource Bank and by CapitalSource Bank to the Parent Company; loan sales between the Parent Company and CapitalSource Bank; daily loan collections received at CapitalSource Bank for Parent Company loans and daily loan disbursements paid at the Parent Company for CapitalSource Bank loans; and intercompany notes and related interest between the segments.

Note 22.	Subsequent Events

Funding VII Facility

On April 20, 2009, we entered into the Amended and Restated Sale and Servicing Agreement (the “Funding VII Agreement”) by and among CS Funding VII Depositor LLC, as the seller, CapitalSource Finance, as the originator, and as the servicer, each of the Issuers from time to time party thereto, each of the Liquidity Banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent for the Issuers and Liquidity

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Banks thereunder, and Wells Fargo Bank, National Association, not in its individual capacity but as the backup servicer and collateral custodian.

The Funding VII Agreement provides for a total commitment of $235.0 million, of which approximately $185.0 million is principal outstanding and the remaining amount of approximately $50.0 million constitutes committed revolving capacity on a specified pool of loans with a term of up to 364 days so long as certain conditions are met, including maintenance of required pool and portfolio charge-off levels. The Funding VII Agreement includes the following additional provisions which are different from those that were in the prior facility:

•	Provides that it is an event of default if conditional prepayments are not made;

•	Provides for an amortization period of up to two years upon termination of the revolving period as compared to one year, subject to the satisfaction of certain conditions;

•	Modifies the program fee charged on borrowings under the facility to a range of 3.0% to 4.5%, depending on the amount of advances outstanding;

•	Reduces to 50% the overall maximum advance rate for new loans pledged under the facility following April 20, 2009;

•	Increases the maximum permitted portfolio and pool charged-off ratios that would be a termination event under the facility from 4% to 10% and 3% to 15% respectively; and

•	Provides additional limitations to removing assets from the facility.

With respect to each of the conditions referenced above, some of those will, by their nature, be out of our control, and while we currently believe that we will be able to satisfy these conditions, there is no assurance that we will be able to do so. The Funding VII Agreement provides that it is an event of default if conditional prepayment amounts are not made. Conditional prepayments may be triggered if we modify or renew other debt facilities to include periodic principal payment obligations, or if we make optional prepayments to our other lenders. The amounts of conditional prepayments would, in some situations, be limited to reducing the outstandings so that the effective advance rate is less than or equal to the maximum allowed rate and in other situations would be calculated as a proportionate reduction to the outstanding balance under this facility and our 2007-A term debt securitization described below.

2007-A Term Debt Securitization

On April 20, 2009, we entered into the Third Amended and Restated Sale and Servicing Agreement (the “2007-A Agreement”), by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the Issuers from time to time party thereto, the Liquidity Banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian.

In addition to harmonizing certain financial covenants to the Funding VII Agreement, the 2007-A Agreement provides that it is an event of default if conditional prepayments amounts are not made. Conditional prepayments may be triggered if we modify or renew other debt facilities to include periodic principal payment obligations, or if we make optional prepayments to our other lenders. The amounts of conditional prepayments would, in some situations, be limited to reducing the outstandings so that the effective advance rate is less than or equal to the maximum allowed rate and in other situations would be calculated as a proportionate reduction to the outstanding balance under this facility and our Funding VII facility described above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about our deposit base and operations, our liquidity, credit facilities and covenant compliance, our intention to sell assets and monetize the value of our healthcare net lease business, the commercial real estate participation interest (“the “A” Participation Interest”), economic and market conditions for our business, securitization markets, the performance of our loans, loan yields, the impact of accounting pronouncements, our share repurchase plan, taxes and tax audits and examinations, our unfunded commitments, our intention to originate loans at CapitalSource Bank, our Parent Company and CapitalSource Bank portfolios and activities, our business plan to grow CapitalSource Bank as an industrial bank, and risk management. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “expect,” “estimate,” “plan,” “will,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions may result in increased credit losses and delinquencies in our portfolio; continued or worsening disruptions in economic and credit markets may continue to make it very difficult for us to obtain financing on attractive terms or at all, could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position; movements in interest rates and lending spreads may adversely affect our borrowing strategy; operating CapitalSource Bank under the California and FDIC regulatory regime could be more costly than expected; we may not be successful in operating CapitalSource Bank or maintaining or growing CapitalSource Bank’s deposits or deploying its capital in favorable lending transactions or originating or acquiring assets in accordance with our strategic plan; competitive and other market pressures could adversely affect loan pricing; the nature, extent, and timing of any governmental actions and reforms; the success and timing of other business strategies and asset sales; hedging activities may result in reported losses not offset by gains reported in our consolidated financial statements; we may not be able to successfully monetize our healthcare net lease business; and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 2, 2009 (“Form 10-K”) and documents filed by us with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-Q and in our Form 10-K.

Overview and Highlights

We are a commercial lender that, through our wholly owned subsidiary, CapitalSource Bank, provides financial products to middle market businesses and provides depository products and services in southern and central California. Prior to the formation of CapitalSource Bank, CapitalSource Inc. (“CapitalSource,” and together with its subsidiaries other than CapitalSource Bank, the “Parent Company”) conducted its commercial lending business through our other subsidiaries, whereas subsequent to CapitalSource Bank’s formation, new loans have been originated at CapitalSource Bank and we expect this will continue to be the case for the foreseeable future. Our commercial lending activities in the Parent Company consist primarily of satisfying existing commitments made prior to CapitalSource Bank’s formation. Consequently, we expect that our loans in the Parent Company will gradually runoff while CapitalSource Bank’s loan portfolio will continue to grow.

We currently operate as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; our Other Commercial Finance segment comprises our loan portfolio and residential mortgage business activities in the Parent Company; and our Healthcare Net Lease segment comprises our direct real estate investment business activities.

For the three months ended March 31, 2008, we presented financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Beginning in the third quarter of 2008, we changed the name of our Commercial Finance segment to Commercial Banking to incorporate depository products and services of CapitalSource Bank. Beginning in the first quarter of 2009, changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Banking segment being disaggregated into the CapitalSource Bank and Other Commercial Finance segments and the results of our Residential Mortgage Investment segment being combined into the Other Commercial Finance segment. We have reclassified all comparative prior period segment information to reflect our new three reportable segments. For financial information about our segments, see Note 21, Segment Data, in our accompanying consolidated financial statements for the three months ended March 31, 2009.

Through our CapitalSource Bank segment activities, CapitalSource Bank provides a wide range of financial products to middle market businesses and participates in broadly syndicated debt financing for larger businesses, and also offers depository products and services in southern and central California that are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by regulation. As of March 31, 2009, our CapitalSource Bank segment had 280 loans outstanding with an aggregate principal balance of $2.9 billion and held a $1.1 billion senior participation interest in the “A” Participation Interest.

Through our Other Commercial Finance segment activities, the Parent Company has provided a wide range financial products to middle market businesses and has participated in broadly syndicated debt financings for larger businesses. As of March 31, 2009, our Other Commercial Finance segment had 844 loans outstanding with an aggregate principal balance of $6.7 billion.

Through our Healthcare Net Lease segment activities, we invest in income-producing healthcare facilities — principally long-term care facilities in the United States. We provide lease financing to skilled nursing facilities and, to a lesser extent, assisted living facilities, and long term acute care facilities. As of March 31, 2009, this segment held $1.0 billion in direct real estate investments comprising 184 healthcare facilities leased to 39 tenants through long-term, triple-net operating leases. We are currently evaluating potential transactions to monetize the value of this business, including debt financings, asset sales and corporate transactions.

Although we have made loans as large as $325 million, as of March 31, 2009, our average loan size was $8.9 million and our average loan exposure by client was $14.0 million. Our loans generally have a maturity of one to five years with a weighted average maturity of 2.4 years as of March 31, 2009. Substantially all of our loans require monthly interest payments at variable rates and, in many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients. As of March 31, 2009, our geographically diverse client base consisted of 669 clients with headquarters in 46 states, the District of Columbia, Puerto Rico and select international locations, primarily in Canada and Europe.

Bank Holding Company Application

We have obtained approvals from the California Department of Financial Institutions (the “DFI”) and FDIC to convert CapitalSource Bank from an industrial bank to a California commercial bank. For the conversion to become effective, our approval by the Federal Reserve as a Bank Holding Company under the Bank Holding Company Act of 1956 is required. In that regard, we filed a bank holding company application with the Board of Governors of the Federal Reserve in October 2008. On May 8, 2009, we withdrew our bank holding company application and, consequently, our applications with the DFI and FDIC to convert to a commercial bank. We believe that our business plan to grow CapitalSource Bank as an industrial bank remains an effective strategy, and believe that our decision to remain an industrial bank at this time will have no adverse effect on our business plans.

Revocation of REIT Status

We revoked our REIT election effective January 1, 2009 and recognized the resulting deferred tax effects in the consolidated financial statements as of December 31, 2008.

Consolidated Results of Operations

Explanation of Reporting Metrics

Interest Income.  In our CapitalSource Bank segment, interest income represents interest earned on loans, the “A” Participation Interest, investment and mortgage-backed securities, other investments and cash and cash equivalents. Interest on investments is primarily derived from agency discount notes, agency callable debt obligations, agency mortgage-backed securities, non-agency mortgage-backed securities and commercial mortgage-backed securities. In our Other Commercial Finance segment, interest income represents interest earned on loans, coupon interest and the amortization of purchase discounts and premiums on our mortgage related receivables, which are amortized into income using the interest method, other investments and cash and cash equivalents. Although the majority of our loans charge interest at variable rates that generally adjust daily, we also have loans charging interest at fixed rates. In our Healthcare Net Lease segment, interest income represents interest earned on cash and restricted cash.

Fee Income.  In our CapitalSource Bank and Other Commercial Finance segments, fee income represents net fee income earned from our commercial loan operations. Fee income includes the amortization of loan origination fees, net of the direct costs of origination, prepayment-related fees as well as other fees charged to borrowers. We currently do not generate any fee income in our Healthcare Net Lease segment.

Operating Lease Income.  In our Healthcare Net Lease segment, operating lease income represents lease income earned in connection with direct real estate investments. Our operating leases typically include fixed rental payments, subject to escalation over the life of the lease. We generally project a minimum escalation rate for the leases and recognize operating lease income on a straight-line basis over the life of the lease. We currently do not generate any operating lease income in our CapitalSource Bank and Other Commercial Finance segments.

Interest Expense.  Interest expense is the amount paid on deposits and borrowings, including the amortization of deferred financing fees and debt discounts. In our CapitalSource Bank segment, interest expense includes interest paid to depositors and interest paid on Federal Home Loan Bank (“FHLB”) advances. In our Other Commercial Finance segment, interest expense includes borrowing costs associated with repurchase agreements, secured credit facilities, term debt, convertible debt and subordinated debt. In our Healthcare Net Lease segment, interest expense includes borrowing costs associated with mortgage debt and allocated intercompany debt. The majority of our borrowings charge interest at variable rates based primarily on one-month LIBOR or Commercial Paper (“CP”) rates plus a margin. Our convertible debt, three series of our subordinated debt, our term debt recorded in connection with our investments in mortgage-related receivables and the intercompany debt within our Healthcare Net Lease segment bear a fixed rate of interest. Deferred financing fees, debt discounts and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

Provision for Loan Losses.  We record a provision for loan losses in our CapitalSource Bank and Other Commercial Finance segments. The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan losses inherent in our commercial lending portfolio and in our portfolio of residential mortgage-related receivables. As the size and mix of loans within these portfolios change, or if the credit quality of the portfolios change, we record a provision to appropriately adjust the allowance for loan losses. We do not have any loan receivables in our Healthcare Net Lease segment.

Other Income.  In our CapitalSource Bank and Other Commercial Finance segments, other (expense) income consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, gains (losses) on derivatives, due diligence deposits forfeited, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, third-party servicing income, income from our management of various loans held by third parties and other miscellaneous fees and expenses not attributable to our commercial lending and banking operations. In our Healthcare Net Lease segment, other expense consists of gain (loss) on the sale of assets.

Operating Expenses.  In our CapitalSource Bank and Other Commercial Finance segments, operating expenses include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses. In our Healthcare Net Lease segment, operating expenses include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses.

Income Taxes.  We revoked our REIT election effective January 1, 2009 and recognized the resulting deferred tax effects in the consolidated financial statements as of December 31, 2008. We provide for income taxes as a “C” corporation on income earned from operations. Certain of our subsidiaries do not join in the filing of a consolidated federal tax return and as a result have taxable income that is not offset by losses of other entities. The group continues to be subject to federal, foreign, state and local taxation in various jurisdictions.

Operating Results for the Three Months Ended March 31, 2009

Our results of operations for the three months ended March 31, 2009 were driven primarily by the global recession, a challenging credit market environment and the impact of revoking our REIT election effective January 1, 2009. As further described below, the most significant factors influencing our consolidated results of operations for the three months ended March 31, 2009, compared to 2008 were:

•	CapitalSource Bank operations;

•	Increased provision for loan losses;

•	Decreased balance of our commercial lending portfolio;

•	Gains and losses on our residential mortgage investment portfolio;

•	Losses on derivatives and other investments in our Other Commercial Finance segment;

•	Increased operating expenses; and

•	Changes in lending and borrowing spreads.

Our consolidated operating results for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change
	($ in thousands)

Interest income	$221,687	$308,325	$(86,638)	(28)%
Fee income	31,396	33,641	(2,245)	(7)
Operating lease income	27,880	27,690	190	1
Interest expense	131,035	190,472	(59,437)	(31)
Provision for loan losses	155,267	5,659	149,608	2,644
Depreciation of direct real estate investments	8,964	8,916	48	1
Other operating expenses	69,315	58,593	10,722	18
Other expense	(74,127)	(96,399)	22,272	23
Income tax (benefit) expense	(53,425)	3,076	(56,501)	(1,837)
Net (loss) income	(104,320)	6,541	(110,861)	(1,695)
Net (loss) income attributable to noncontrolling interests	(16)	1,297	(1,313)	(101)
Net (loss) income attributable to CapitalSource Inc.	(104,304)	5,244	(109,548)	(2,089)

Our consolidated yields on income earning assets and the costs of interest bearing liabilities for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009			2008
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$221,687	6.17%		$308,325	7.59%
Fee income		31,396	0.87		33,641	0.83

Total interest earning assets(1)	$14,579,500	253,083	7.04	$16,302,258	341,966	8.42
Total direct real estate investments	1,068,949	27,880	10.58	1,067,296	27,690	10.41

Total income earning assets	15,648,449	280,963	7.28	17,369,554	369,656	8.54
Total interest bearing liabilities(2)	13,568,772	131,035	3.92	14,753,537	190,472	5.18

Net finance spread		$149,928	3.36%		$179,184	3.36%

Net finance margin			3.89%			4.14%

(1)	Interest earning assets include cash and cash equivalents, restricted cash, investment and mortgage-backed securities, mortgage-related receivables, RMBS, loans, the “A” Participation Interest and investments in debt securities.

(2)	Interest bearing liabilities include deposits, FHLB advances, repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Operating Expenses

The increase in consolidated operating expenses was primarily due to a $3.2 million increase in compensation and benefits primarily resulting from the addition of CapitalSource Bank employees, a $4.5 million increase in professional fees and an increase of $1.5 million in depreciation and amortization expense primarily resulting from increases in CapitalSource Bank’s fixed assets over the previous year. The increase in professional fees is primarily due to consulting fees. These increases were partially offset by a $1.5 million decrease in travel and entertainment expense. The remaining increase in operating expenses for the three months ended March 31, 2009 was primarily attributable to a $2.4 million increase in administrative expenses primarily due to FDIC premiums related to CapitalSource Bank.

Income Taxes

During the three months ended March 31, 2009 and 2008, we recorded ($53.4) million and $3.1 million of income tax (benefit) expense, respectively. The effective income tax rate on our consolidated net income was 33.9% and 32.0% for the three months ended March 31, 2009 and 2008, respectively. The increase in the effective tax rate for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, is primarily due to the revocation of our REIT status at the beginning of 2009, the non deductibility for tax purposes of a portion of the interest expense incurred on our convertible debentures, and higher state tax rates caused in part by the establishment of our banking operations in California in the third quarter of 2008. The increase in the effective tax rate was offset in part by the tax impacts of the convertible debt exchange and our equity compensation plans, and taxes on foreign exchange gains incurred with respect to our European operations.

Comparison of the Three Months Ended March 31, 2009 and 2008

We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments. All references to loans below include loans, loans held for sale and receivables under reverse-repurchase agreements.

CapitalSource Bank Segment

Our CapitalSource Bank segment operating results for the three months ended March 31, 2009, were as follows ($ in thousands):

Interest income	$72,867
Fee income	4,557
Interest expense	38,413
Provision for loan losses	24,991
Operating expenses	23,740
Other income	9,561
Income tax benefit	(65)
Net loss attributable to CapitalSource Inc.	(94)

Interest Income

Total interest income was $72.9 million for the three months ended March 31, 2009, with an average yield on interest earning assets of 5.03%. Interest income on loans receivable was $45.2 million, yielding 6.56% on an average loans receivable balance of $2.8 billion. During the three months ended March 31, 2009, $1.1 million of our accrued interest was reversed on non-accrual loans and negatively impacted the yield by 16 basis points. Interest income on the “A” Participation Interest was $17.2 million, yielding 5.67% on an average balance of $1.2 billion. The “A” Participation Interest was purchased at a discount and has a stated coupon equal to one-month LIBOR plus 1.50%. The unamortized discount is accreted into income using the interest method. During the three months ended March 31, 2009, we accreted $11.0 million discount into interest income on loans in the accompanying consolidated statements of income. Changes from one period to next in actual repayments or expected repayments may have a material impact on our interest income and yield recognized during the period. Interest income from our investment and mortgage-backed securities, including available-for-sale and held-to-maturity securities, was $8.9 million, yielding 4.27% on an average balance of $847.2 million. During the three months ended March 31, 2009, $685.7 million and $76.1 million of our investment and mortgage-backed securities, available-for-sale and held-to-maturity, respectively, were purchased while $319.9 million and $0.2 million, respectively, of principal repayments were received. Interest income on cash and cash equivalents was $1.6 million for an average yield of 0.66% on an average balance of $980.1 million. Our FHLB — San Francisco stock held during the quarter averaged $20.2 million. In the first quarter 2009, FHLB announced that it will pay a dividend for the first quarter of 2009.

Fee Income

Fee income was $4.6 million for the three months ended March 31, 2009, with an average yield on interest earning assets of 31 basis points.

Interest Expense

Total interest expense for the three months ended March 31, 2009 was $38.4 million. During the three months ended March 31, 2009, our average cost on interest-bearing liabilities was 3.16%. Our average balance of interest-bearing liabilities, principally deposits and borrowings, was $4.9 billion during the three months ended March 31, 2009. Our interest expense on deposits for the three months ended March 31, 2009 was $38.4 million with an average cost of deposits of 3.16% on an average balance of $4.9 billion. During the three months ended March 31, 2009, $1.5 billion of our time deposits, including brokered deposits, matured with a weighted average interest rate of 3.53% and $1.1 billion of new time deposits were issued at a weighted average interest rate of 1.89%. Additionally, during the three months ended March 31, 2009, our weighted average interest rate of our liquid account deposits, savings and money market accounts, declined from 2.66% at the beginning of the quarter to 1.57% at end of the quarter. The average balance of time deposits and liquid account deposits was $4.2 billion and $746.6 million, respectively. Our interest expense on borrowings, consisting of FHLB of San Francisco advances, was $26,000 with an average cost of 2.07% on an average balance of $5.0 million. During the three months ended

March 31, 2009, $50.0 million of fixed rate advances, with an original weighted average term of 2.58 years, were secured and no advances matured or were repaid.

Net Finance Margin

The yields of income earning assets and the costs of interest bearing liabilities in this segment for the three months ended March 31, 2009 were as follows:

	Three Months Ended March 31, 2009
	Weighted	Net	Average
	Average	Investment	Yield/
	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$72,867	5.03%
Fee income		4,557	0.31

Total interest earning assets(1)	$5,872,004	77,424	5.34
Total interest bearing liabilities(2)	4,928,789	38,413	3.16

Net finance spread		$39,011	2.18%

Net finance margin			2.69%

(1)	Interest earning assets include cash and cash equivalents, investment and mortgage-backed securities, “A” Participation Interest and loans.

(2)	Interest bearing liabilities include deposits and borrowings.

Provision for Loan Losses

During the three months ended March 31, 2009, we recorded $25.0 million in provision for loan losses. During the three months ended March 31, 2009, we also charged-off $10.0 million in loans. As of March 31, 2009, the allowance for loan losses was $70.6 million, comprised of $68.1 million in estimated inherent losses on loans not identified as impaired and $2.5 million in specific loan loss reserves for impaired loans. As of December 31, 2008, the allowance for loan losses was $55.6 million, all of which was for estimated inherent losses on loans not identified as impaired and no specific loan loss reserves for impaired loans. No allowance for loan losses was required for the “A” participation interest as of March 31, 2009 and December 31, 2008. As of March 31, 2009 and December 31, 2008, the allowance for loan losses as a percentage of gross loans held for investment was 2.41% and 2.05%, respectively. Management considers the allowance for loan losses sufficient to absorb estimated losses inherent in loans held for investment.

Operating Expenses

Our total operating expense for the three months ended March 31, 2009, was $23.7 million. Included in this amount was $11.0 million in compensation and benefits, $1.8 million in premises and occupancy expense, $1.3 million in depreciation and amortization and $9.7 million in general and administrative expenses and intercompany allocations. CapitalSource Bank relies on the Parent Company to source loans, provide loan origination due diligence services and perform certain underwriting services. For these services, CapitalSource Bank pays the Parent Company loan sourcing fees based upon the funded amount of each new loan funded by CapitalSource Bank during the period. Based on our accounting policies, we do not capitalize loan sourcing fees. The loan sourcing fees are eliminated in consolidation. CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee. Each sublease arrangement was established based on then market rates for comparable subleases. Total deposit insurance premiums and regulatory assessments for the three months ended March 31, 2009 was $1.7 million. The FDIC deposit premium assessment rate applicable to CapitalSource Bank during the quarter was 13 basis points, and the assessment rate is expected to slightly increase in the following quarters, excluding any special assessment by the FDIC.

Other Income

For the three months ended March 31, 2009, our other non-interest income was $9.6 million, primarily consisting of loan servicing fees paid to CapitalSource Bank by the Parent Company. CapitalSource Bank provides loan servicing for loans owned by the Parent Company, and all such loan servicing fees earned by CapitalSource Bank are eliminated in consolidation. During the three months ended March 31, 2009, CapitalSource Bank provided loan servicing on $7.8 billion in average loan balances and earned $8.4 million in loan servicing fee income from the Parent Company. Loans being serviced by CapitalSource Bank for the benefit of others comprised primarily the Parent Company’s loans and were $9.0 billion and $9.7 billion as of March 31, 2009 and December 31, 2008, respectively.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, were as follows:

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change
	($ in thousands)

Interest income	$151,133	$310,269	$(159,136)	(51)%
Fee income	27,327	33,630	(6,303)	(19)
Interest expense	89,263	182,102	(92,839)	(51)
Provision for loan losses	130,276	5,659	124,617	2,202
Operating expenses	56,144	56,336	(192)	(1)
Other expense	(71,765)	(96,399)	24,634	26
Income tax (benefit) expense	(58,023)	3,076	(61,099)	(1,986)
Net (loss) income	(110,965)	327	(111,292)	(34,034)
Net loss attributable to noncontrolling interests	(16)	(117)	101	86
Net (loss) income attributable to CapitalSource Inc	(110,949)	444	(111,393)	(25,089)

Interest Income

The decrease in interest income was primarily due to an increase in non-accrual loans, decrease in average total interest earning assets and a decrease in yield on average interest earning assets. During the three months ended March 31, 2009, our average balance of interest earning assets decreased by $7.6 billion or 46.6% compared to the three months ended March 31, 2008. During the three months ended March 31, 2009, yield on average interest earning assets decreased to 8.32% compared to 8.48% for the three months ended March 31, 2008. This decrease was primarily the result of a decrease in the interest component of yield to 7.05% for the three months ended March 31, 2009, from 7.65% for the three months ended March 31, 2008. The decrease in the interest component of yield was due to a decrease in short-term interest rates, partially offset by an increase in our core lending spread. During the three months ended March 31, 2009, our core lending spread to average one-month LIBOR was 8.68% compared to 7.12% for the three months ended March 31, 2008. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

Fee Income

The decrease in fee income was primarily the result of a decrease in amortization of net deferred fee income, which totaled $13.0 million for the three months ended March 31, 2009, compared to $18.9 million for the three months ended March 31, 2008.

Interest Expense

We fund our Other Commercial Finance segment activities largely through debt, and the decrease in interest expense was primarily due to a decrease in average borrowings for the segment of $5.8 billion, or 41.2%. Also contributing to the decrease in our interest expense was a decrease in our cost of borrowings which was 4.36% and 5.17% for the three months ended March 31, 2009 and 2008, respectively, as a result of lower LIBOR and CP rates on which interest on our term securitizations and credit facilities is based.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and fee income less interest expense) divided by average income earning assets, was 4.16% for the three months ended March 31, 2009, an increase of 17 basis points from 3.99% for the three months ended March 31, 2008. The increase in net finance margin was primarily due to the decrease in interest expense resulting from lower leverage and a decrease in our costs of funds as measured by a spread to short-term market rates on interest such as LIBOR. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 3.96% for the three months ended March 31, 2009, an increase of 65 basis points from 3.31% for the three months ended March 31, 2008. Gross yield is the sum of interest and fee income divided by our average income earning assets. The increase in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in this segment for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009			2008
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$151,133	7.05%		$310,269	7.65%
Fee income		27,327	1.27		33,630	0.83

Total interest earning assets(1)	$8,692,688	178,460	8.32	$16,266,962	343,899	8.48
Total interest bearing liabilities(2)	8,310,324	89,263	4.36	14,141,069	182,102	5.17

Net finance spread		$89,197	3.96%		$161,797	3.31%

Net finance margin			4.16%			3.99%

(1)	Interest earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Provision for Loan Losses

The increase in the provision for loan losses was primarily due to an increase in the overall policy reserve levels due to an increase in reserve factors to reflect higher estimated inherent losses due to the current economic environment, increase in specific reserves and charge-offs due to increase in loan delinquencies as well as some modest change in the portfolio balance and mix during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Operating Expenses

The decrease in operating expenses is due to the decrease in incentive fees and the offsetting increase in professional fees described in the explanation of consolidated operating expenses above. Operating expenses as a percentage of average total assets for the segment, increased to 2.25% for the three months ended March 31, 2009, from 1.33% for the three months ended March 31, 2008.

Other Expense

The decrease in other expense was primarily attributable to a $37.4 million decrease in net realized and unrealized losses on derivative instruments, a $70.7 million net decrease in realized and unrealized losses on unwound derivative instruments and net realized gains related to the sales of Agency RMBS, and a $15.2 million increase in gains on foreign currency exchange. These decreases were partially offset by a $17.1 million increase in net realized and unrealized losses in equity investments, a $2.9 million increase in losses on the sale of loans, a $15.8 million increase in losses related to real estate owned (“REO”) and a $57.1 million increase in losses on extinguishment of convertible debt.

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

Healthcare Net Lease Segment

Healthcare Net Lease segment operating results for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, were as follows:

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change
	($ in thousands)

Interest income	$85	$482	$(397)	(82)%
Fee income	—	11	(11)	(100)
Operating lease income	27,880	27,690	190	1
Interest expense	5,757	10,796	(5,039)	(47)
Depreciation of direct real estate investments	8,964	8,916	48	1
Other operating expenses	2,623	2,257	366	16
Other income	1,365	—	1,365	N/A
Income tax expense	4,663	—	4,663	N/A
Net income	7,323	6,214	1,109	18
Net income attributable to noncontrolling interests	—	1,414	(1,414)	(100)
Net income attributable to CapitalSource Inc.	7,323	4,800	2,523	53

Operating Lease Income

Operating lease income remained relatively stable during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. During the three months ended March 31, 2009 and 2008, the average balance of direct real estate investments was $1.1 billion, for each period.

Interest Expense

The decrease in interest expense was primarily due to a decrease in average borrowings of $138.0 million, or 22.5% and a decrease in the cost of borrowings. Cost of borrowings for the segment was 4.77% and 7.07% for the three months ended March 31, 2009 and 2008, respectively. The overall borrowing spread to average one-month LIBOR for the segment for the three months ended March 31, 2009 was 4.31% compared to 3.77% for the three months ended March 31, 2008.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and operating lease income less interest expense) divided by average income earning assets, was 8.31% for the three months ended March 31, 2009, an increase of 199 basis points from 6.32% for the three months ended March 31, 2008. Net finance spreads were 5.81% and 3.34% for the three months ended March 31, 2009 and 2008, respectively. Net finance spread is the difference between yield on interest earning assets and the cost of interest bearing liabilities. The decrease in net finance spread is attributable to the changes in its components as described above.

Depreciation of Direct Real Estate Investments

Depreciation on our direct real estate investments remained relatively stable from the previous year. During the three months ended March 31, 2009 and 2008, the average balance of direct real estate investments was $1.1 billion, for each period.

Operating Expenses

The increase in operating expenses was consistent with the increase in consolidated operating expenses. Operating expenses as a percentage of average total assets for the segment increased to 1.01% for the three months ended March 31, 2009, from 0.83% for the three months ended March 31, 2008.

Noncontrolling Interest Expense

The decrease in noncontrolling interest expense was primarily due to the redemption of certain noncontrolling interests during 2008.

Financial Condition

CapitalSource Bank Segment

Portfolio Composition

As of March 31, 2009 and December 31, 2008, the composition of the CapitalSource Bank segment portfolio was as follows:

	March 31,	December 31,
	2009	2008
	($ in thousands)

Investment and mortgage-backed securities, available-for-sale	$1,008,185	$642,714
Investment and mortgage-backed securities, held-to-maturity	92,320	14,389
“A” Participation Interest, net(1)	1,079,945	1,400,333
Loans(1)	2,929,405	2,713,377
FHLB stock	20,195	20,195

Total	$5,130,050	$4,791,008

Deposits	$4,726,690	$5,043,695
FHLB advances	50,000	—

Total	$4,776,690	$5,043,695

(1)	Includes related interest receivable.

Investment and Mortgage-backed Securities, Available-for-Sale

As of March 31, 2009 and December 31, 2008, CapitalSource Bank owned $1.0 billion and $642.7 million, respectively, in investment and mortgage-backed securities, available-for-sale. Included in these investment and mortgage-backed securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and FHLB (“Agency Discount Notes”), callable notes issued by Fannie Mae, Freddie Mac, FHLB and Federal Farm Credit Bank (“Agency Callable Notes”), bonds issued by the FHLB (“Agency Debt”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), residential mortgage-backed securities issued by non-government-agencies (“Non-Agency MBS”) and a corporate debt security guaranteed by the FDIC (“Corporate Debt”). With the exception of the Corporate Debt and some of the Non-Agency MBS, CapitalSource Bank pledged substantially all of the investment and mortgage-backed securities, available-for-sale, to the FHLB of San Francisco as a source of contingent borrowing capacity as of March 31, 2009. For further information on our investment and mortgage-backed securities, available-for-sale, see Note 8, Investments, in our accompanying consolidated financial statements for the three months ended March 31, 2009.

Investment and Mortgage-backed Securities, Held-to-Maturity

As of March 31, 2009 and December 31, 2008, CapitalSource Bank owned $92.3 million and $14.4 million, respectively, in AAA-rated investment and mortgage-backed securities, held-to-maturity. The entire amount in each period consists of commercial mortgage-backed securities (“CMBS”) that were purchased at substantial discounts to the par amount. Each CMBS purchase is underwritten in accordance with CapitalSource Bank’s commercial loan underwriting guidelines.

Commercial Real Estate “A” Participation Interest

As of March 31, 2009 and December 31, 2008, the “A” Participation Interest had an outstanding balance of $1.1 billion and $1.4 billion, respectively, net of discount. For further information on the “A” Participation Interest, see Note 7, Commercial Lending Assets and Credit Quality, in our accompanying consolidated financial statements for the three months ended March 31, 2009.

CapitalSource Bank Segment Loan Portfolio Composition

As of March 31, 2009 and December 31, 2008, the CapitalSource Bank loan portfolio, including related interest receivable, had an outstanding balance of $2.9 billion and $2.7 billion, respectively.

As of March 31, 2009 and December 31, 2008, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	March 31, 2009		December 31, 2008
	($ in thousands)

Composition of CapitalSource Bank loan portfolio by loan type:
Commercial	$1,903,202	65%	$1,813,414	67%
Real estate	727,212	25	595,751	22
Real estate — construction	298,991	10	304,212	11

Total	$2,929,405	100%	$2,713,377	100%

As of March 31, 2009, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Scheduled maturities by loan type:
Commercial	$236,392	$1,352,908	$313,902	$1,903,202
Real estate	150,156	564,880	12,176	727,212
Real estate — construction	143,011	155,980	—	298,991

Total	$529,559	$2,073,768	$326,078	$2,929,405

The CapitalSource Bank loan portfolio bears interest at adjustable rates pegged to an interest rate index plus a specified margin. Approximately 62% of the portfolio is subject to an interest rate floor. Due to low market interest rates, as of March 31, 2009, all except for one loan with an interest rate floor was bearing interest at such floor. The weighted average distance between the floor rate and the fully indexed rate on the loans is 252 basis points. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will largely remain constant until such time as the fully indexed rate of interest on a loan exceeds the applicable floor rate.

As of March 31, 2009, the composition of CapitalSource Bank loan balances by index and by loan type were as follows:

	Loan Type
			Real Estate
Loan Index:	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands, except percentages)

1-Month LIBOR	$357,783	$695,960	$298,991	$1,352,734	46%
3-Month LIBOR	111,514	—	—	111,514	4
Prime	590,463	9,464	—	599,927	20
Canadian Prime	18,631	—	—	18,631	1
Blended	822,643	—	—	822,643	28

Total adjustable rate loans	1,901,034	705,424	298,991	2,905,449	99
Fixed rate loans	2,169	21,787	—	23,956	1

Total loans	$1,903,203	$727,211	$298,991	$2,929,405	100%

Credit Quality and Allowance for Loan Losses

As of March 31, 2009 and December 31, 2008, the principal balances of loans 90 or more days contractually delinquent, non-accrual loans and impaired loans in the CapitalSource Bank loan portfolio were as follows:

	March 31,	December 31,
CapitalSource Bank Loan Asset Classification	2009	2008
	($ in thousands)

Loans 30-89 days contractually delinquent	$—	$—
Loans 90 or more days contractually delinquent	—	—
Non-accrual loans	15,624	—
Impaired loans	15,626	—

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

As of March 31, 2009, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

During the three months ended March 31, 2009, CapitalSource Bank segment did not have loans involved in troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of March 31, 2009 and December 31, 2008, CapitalSource Bank segment did not have loans subject to troubled debt restructurings. Additionally, under SFAS No. 114, loans involved in troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring assuming the loan performs under the restructured terms and the restructured terms were at market.

We have provided an allowance for loan losses to cover estimated losses inherent in our CapitalSource Bank segment loan portfolio. Our CapitalSource Bank segment allowance for loan losses was $70.6 million and $55.6 million as of March 31, 2009 and December 31, 2008, respectively. These amounts equate to 2.41% and 2.05% of gross CapitalSource Bank segment loans as of March 31, 2009 and December 31, 2008, respectively. Of our CapitalSource Bank segment total allowance for loan losses as of March 31, 2009, $2.5 million was allocated to impaired loans. As of March 31, 2009, we had $10.8 million of CapitalSource Bank segment loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal and interest amounts due. As of December 31, 2008, CapitalSource Bank segment did not have loans that were assessed as impaired. During the three months ended March 31, 2009 we charged off CapitalSource Bank segment loans totaling $10.0 million. Net charge offs as a percentage of average loans for the CapitalSource Bank segment were 0.36% for the three months ended March 31, 2009.

FHLB Stock

As of each of March 31, 2009 and December 31, 2008, we owned FHLB of San Francisco stock with a carrying value of $20.2 million. Investments in FHLB stock are recorded at historical cost, which management determined to be a reasonable estimate of fair value. FHLB stock does not have a readily determinable fair value, but can be sold back to the FHLB at par value with stated notice.

Deposits

Total deposits decreased by $317.0 million, or 6.3%, to $4.7 billion as of March 31, 2009 from $5.0 billion as of December 31, 2008. This decrease was primarily attributable to the strategic decision to compete less aggressively on time deposit interest rates.

As of March 31, 2009 and December 31, 2008, a summary of CapitalSource Bank’s deposit portfolio by product type and the maturity of the certificates of deposit portfolio were as follows:

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	($ in thousands)

Deposit type:
Money market deposit accounts	$269,920	1.50%	$279,577	2.26%
Savings accounts	476,660	1.61	471,014	2.89
Certificates of deposit	3,965,455	3.08	4,259,153	3.55
Brokered certificates of deposit	14,655	6.02	33,951	5.70

Total deposits	$4,726,690	2.85	$5,043,695	3.42

	March 31, 2009
		Weighted
		Average
	Balance	Rate
	($ in thousands)

Remaining maturity:
0-3 months	$1,809,182	3.34%
4-6 months	1,396,052	2.64
7-9 months	585,091	3.58
10-12 months	157,285	2.13
Longer than 12 months	32,500	4.43

Total deposits	$3,980,110	3.09

FHLB Advances

FHLB advances increased to $50.0 million as of March 31, 2009. CapitalSource Bank did not have advances as of December 31, 2008. The increase in borrowings was primarily for interest rate risk management purposes. The weighted-average remaining maturity of the advances was approximately 2.56 years as of March 31, 2009.

As of March 31, 2009, the remaining maturity and the weighted average interest rate of FHLB advances were as follows:

	March 31, 2009
		Weighted
		Average
	Balance	Rate
	($ in thousands)

Remaining maturity:
Less than 1 year	$10,000	1.13%
1 to 2 years	14,000	1.57
2 to 3 years	13,000	2.11
3 to 4 years	3,000	2.60
4 to 5 years	10,000	2.92

Total	$50,000	1.95

Other Commercial Finance Segment

Portfolio Composition

As of March 31, 2009 and December 31, 2008, the composition of the Other Commercial Finance segment portfolio was as follows:

	March 31,	December 31,
	2009	2008
	($ in thousands)

Loans(1)	$6,443,580	$6,781,496
Mortgage-related receivables(2)	1,738,382	1,801,535
Other investments	144,308	164,583

Total	$8,326,270	$8,747,614

(1)	Includes related interest receivable and loans held-for-sale.

(2)	Represents secured receivables that are backed by adjustable-rate residential prime mortgage loans.

Other Commercial Finance Segment Loan Portfolio Composition

As of March 31, 2009 and December 31, 2008, our total Other Commercial Finance loan portfolio had outstanding balances of $6.4 billion and $6.8 billion, respectively. Included in these amounts were loans held for sale, and $78.2 million and $78.4 million of related interest receivable as of March 31, 2009 and December 31, 2008, respectively.

Total Other Commercial Finance loan portfolio reflected in the portfolio statistics below includes loans, and loans held for sale. As of March 31, 2009 and December 31, 2008, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	March 31, 2009		December 31, 2008
	($ in thousands)

Composition of Other Commercial Finance loan portfolio by loan type:
Commercial	$4,266,862	66%	$4,573,586	67%
Real estate	1,471,432	23	1,525,916	23
Real estate — construction	705,286	11	681,994	10

Total	$6,443,580	100%	$6,781,496	100%

As of March 31, 2009, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Scheduled maturities by loan type:
Commercial	$897,345	$2,978,801	$390,716	$4,266,862
Real estate	371,269	1,012,493	87,670	1,471,432
Real estate — construction	451,201	254,085	—	705,286

Total	$1,719,815	$4,245,379	$478,386	$6,443,580

As of March 31, 2009, the composition of Other Commercial Finance loan balances by index and by loan type was as follows:

	Loan Type
			Real Estate
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands, except percentages)

Loan Index:
1-Month LIBOR	$515,289	$1,122,397	$609,520	$2,247,206	35%
2-Month LIBOR	29,020	—	—	29,020	1
3-Month LIBOR	143,645	3,130	—	146,775	2
6-Month LIBOR	4,966	—	—	4,966	—
1-Month EURIBOR	60,910	—	—	60,910	1
3-Month EURIBOR	18,569	—	—	18,569	—
Prime	1,568,164	161,901	6,901	1,736,966	27
Blended	1,735,255	—	27,918	1,763,173	27

Total adjustable rate loans	4,075,818	1,287,428	644,339	6,007,585	93
Fixed rate loans	191,044	184,004	60,947	435,995	7

Total loans	$4,266,862	$1,471,432	$705,286	$6,443,580	100%

Approximately 48% of the adjustable rate loan portfolio contains provisions that provide for a minimum rate of interest, or a loan rate floor, where the loan rate floor is greater than the fully indexed rate of interest. The fully indexed rate of interest is the underlying loan index plus a specified margin. As of March 31, 2009, loans carrying a current rate of interest equal to the loan rate floor exceeded the fully indexed rate of interest, on a weighted average basis, by 282 basis points. To the extent the future underlying index rises, the rate of interest on these adjustable rate loans will not increase until such time as the fully indexed rate exceeds the loan rate floor.

Credit Quality and Allowance for Loan Losses

As of March 31, 2009 and December 31, 2008, the principal balances of loans 90 or more days contractually delinquent, non-accrual loans and impaired loans in Other Commercial Finance loan portfolio were as follows:

	March 31,	December 31,
Other Commercial Finance Loan Asset Classification	2009	2008
	($ in thousands)

Loan 30-89 days contractually delinquent	$126,240	$299,322
Loans 90 or more days contractually delinquent	291,768	141,104
Non-accrual loans(1)	599,445	439,547
Impaired loans(2)	845,187	692,278

(1)	Includes loans with aggregate principal balances of $115.2 million and $110.3 million as of March 31, 2009 and December 31, 2008, respectively, which were also classified as loans 90 or more days contractually delinquent. Includes non-performing loans classified as held for sale that have an aggregate principal balance of $14.0 million and $14.5 million as of March 31, 2009 and December 31, 2008, respectively.

(2)	Includes loans with aggregate principal balances of $179.3 million and $128.9 million as of March 31, 2009 and December 31, 2008, respectively, which were also classified as loans 90 or more days contractually delinquent, and loans with aggregate principal balances of $585.4 million and $423.4 million as of March 31, 2009 and December 31, 2008, respectively, which were also classified as loans on non-accrual status. The net carrying values of impaired loans were $833.1 million and $683.1 million as of March 31, 2009 and December 31, 2008, respectively, prior to the application of allocated reserves.

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

During the three months ended March 31, 2009 and 2008, Other Commercial Finance segment loans with an aggregate carrying value of $174.9 million and $60.2 million, respectively, as of their respective restructuring date, were involved in troubled debt restructurings as defined by SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. As of March 31, 2009 and December 31, 2008, Other Commercial Finance segment loans with an aggregate carrying value of $400.0 million and $381.4 million, respectively, were involved in troubled debt restructurings. Additionally, under SFAS No. 114, loans involved in troubled debt restructurings are also assessed as impaired, generally for a period of at least one year following the restructuring assuming the loan performs under the restructured terms. The allocated reserve for Other Commercial Finance segment loans that were involved in troubled debt restructurings was $50.3 million and $48.0 million, respectively, as of March 31, 2009 and December 31, 2008.

We have provided an allowance for loan losses to cover estimated losses inherent in our Other Commercial Finance segment loan portfolio. Our Other Commercial Finance segment allowance for loan losses was $374.7 million and $368.2 million as of March 31, 2009 and December 31, 2008, respectively. These amounts equate to 5.81% and 5.43% of gross Other Commercial Finance segment loans as of March 31, 2009 and December 31, 2008, respectively. Of our total Other Commercial Finance segment allowance for loan losses as of March 31, 2009 and December 31, 2008, $93.6 million and $87.4 million, respectively, were allocated to impaired loans. As of March 31, 2009 and

December 31, 2008, we had $401.8 million and $333.0 million, respectively, of Other Commercial Finance segment loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal and interest amounts due. During the three months ended March 31, 2009 and 2008, we charged off Other Commercial Finance segment loans totaling $109.2 million and $180.9 million, respectively. Net charge offs as a percentage of average loans for the Other Commercial Finance segment were 1.62% and 2.57% for the three months ended March 31, 2009 and 2008, respectively.

Mortgage-related Receivables

As of March 31, 2009 and December 31, 2008, we had $1.7 billion and $1.8 billion, respectively, in mortgage-related receivables secured by prime residential mortgage loans. As of March 31, 2009 and December 31, 2008, the weighted average interest rate on these receivables was 5.35% and 5.36%, and the weighted average contractual maturity was approximately 27 years in both periods. See further discussion on our accounting treatment of mortgage-related receivables in Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations, in our accompanying consolidated financial statements for the three months ended March 31, 2009.

Other Investments

We have made investments in some of our borrowers in connection with the loans provided to them. These investments usually comprised equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants. Additionally, we have made limited investments in Non-Agency RMBS, subordinated notes and corporate debt securities.

As of March 31, 2009 and December 31, 2008, the carrying values of our other investments in the Other Commercial Finance segment were $144.3 million and $164.6 million, respectively. Included in these balances were investments carried at fair value totaling $28.6 million and $41.5 million, respectively.

Healthcare Net Lease Segment

Direct Real Estate Investments

We own real estate for long-term investment purposes. These real estate investments are generally long-term care facilities leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of March 31, 2009 and December 31, 2008, we had $1.0 billion in direct real estate investments, which consisted primarily of land and buildings. During the three months ended March 31, 2009, we sold two properties with a total net book value of $5.8 million, realizing a net gain of $1.4 million.

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

Unless otherwise specified, the figures presented in the following paragraphs are based on current forecasts and take into account activity since March 31, 2009. The information contained in this section should be read in conjunction with, and is subject to and qualified by, the information set forth under Item 1A, Risk Factors, and the Cautionary Note Regarding Forward Looking Statements in our Form 10-K for the year ended December 31, 2008.

CapitalSource Bank Liquidity — Our liquidity forecast is based on our business plan to originate all new loans through CapitalSource Bank for the foreseeable future, and our expectations regarding the net growth in the commercial loan portfolio at CapitalSource Bank and the repayment of the “A” Participation Interest. We intend to maintain sufficient liquidity at CapitalSource Bank through cash, investment and mortgage-backed securities, deposits and access to other funding sources to fund commercial loan commitments and operations as well as to maintain minimum ratios required by our regulators. CapitalSource Bank is well-capitalized, and we do not expect CapitalSource Bank will need either additional capital investments from the Parent Company or to access external sources of financing (including the Capital Assistance Program, the Capital Purchase Program or other similar government programs) to meet its business plan. CapitalSource Bank, however, may access external sources of financing if available on favorable terms or desirable for other corporate purposes, such as managing interest rate risk.

CapitalSource Bank uses its liquidity to fund new loans and investments, to fund commitments on existing loans, fund net deposit outflows and to pay operating expenses, including intercompany payments to the Parent Company for origination and other services performed on its behalf. CapitalSource Bank operates in accordance with the conditions imposed by its regulators in connection with regulatory approvals obtained upon its formation. These approvals include requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well-capitalized” under relevant banking regulations, and a ratio of tangible equity to tangible assets of not less than 10% for its first three years of operations. In addition, we have a policy to maintain 10% of CapitalSource Bank’s assets in cash, cash equivalents and investment and mortgage-backed securities.

CapitalSource Bank’s primary source of liquidity is deposits, substantially all of which are in the form of certificates of deposit (“CDs”). We expect CapitalSource Bank to continue to generate sufficient deposits to meet its liquidity needs. At March 31, 2009, deposits at CapitalSource Bank were $4.7 billion, which is approximately 56% of the historical peak deposit levels of the branches before we acquired them. We believe we will be able to maintain a sufficient level of deposits to fund CapitalSource Bank.

Additional sources of liquidity for CapitalSource Bank include cash flows from operations, payments of principal and interest from loans and the “A” Participation Interest, cash equivalents and investment and mortgage-backed securities and borrowings from the FHLB — San Francisco. We expect regular payments with respect to the “A” Participation Interest during 2009, and that the “A” Participation Interest will be paid in full in 2010. Cash receipts from these sources may reduce our need to maintain or increase deposits at CapitalSource Bank.

As of March 31, 2009, CapitalSource Bank had approximately $640.0 million of cash and cash equivalents and owned $1.0 billion in investment and mortgage-backed securities, available-for-sale. As of March 31, 2009, the amount of CapitalSource Bank’s unfunded commitments to extend credit with respect to existing loans was $695.3 million. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace. We anticipate that CapitalSource Bank will have sufficient liquidity to satisfy these unfunded commitments.

Parent Company Liquidity — Given the current dislocation in the capital markets, managing the Parent Company’s liquidity has been challenging. In prior periods, we maintained a higher level of cash and available liquidity under our credit facilities and were able to access the capital markets as an additional source of funds for the Parent Company. In the current economic environment, the lack of liquidity in the capital markets means that we have very limited access to formerly available funding sources, and, consequently, our liquidity is lower than in prior periods. The Parent Company’s need for liquidity, however, is less than in prior periods because our business plan is to originate all new loans through CapitalSource Bank for the foreseeable future, and it is our expectation that the balance of our existing loan portfolio held at the Parent Company will run off over time.

The Parent Company has an existing portfolio of loans and other assets such as our mortgage-related receivables and our direct real estate investments. We intend to generate adequate liquidity at the Parent Company to cover our estimated funding obligations for commitments under existing loans, to repay recourse indebtedness due in 2009, and to pay operating expenses.

Sources of liquidity for the Parent Company that we expect to be available include cash flows from operations, including, without limitation, principal, interest, and lease payments; credit facility borrowing; loan sales to our 2006-A term debt securitization; long-term financing of direct real estate investments through the U.S. Department of Housing and Urban Development (“HUD”) and other mortgage debt; asset sales; and tax refunds. In the past we relied on consummating term debt transactions and our secured credit facilities to generate liquidity, but we do not expect these sources to be available to us for the foreseeable future.

We anticipate generating some of the Parent Company liquidity by utilizing means we have not regularly used in the past, including sales of loans, loan participations, real estate investments and REO. These sale activities are dependent on and subject to market and economic conditions and willing and able buyers entering into transactions with us and, therefore, are highly speculative. Furthermore, due to current market conditions, if we are able to consummate any asset sales we expect them to be at prices discounted to our current carrying value. In some instances, proceeds from some of these activities are required to be used to make mandatory repayments on our indebtedness.

Our current forecast of significant cash outflows for the Parent Company includes payments related to an aggregate of $270.0 million in scheduled stepdowns in facility commitments during the remainder of 2009 under our syndicated bank credit facility and the funding of unfunded commitments on existing loans.

As of March 31, 2009, the amount of the Parent Company’s unfunded commitments to extend credit with respect to existing loans exceeded unused funding sources and unrestricted cash by $1.7 billion, an increase of $326.3 million, or 23% from December 31, 2008. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. We expect that these unfunded commitments will continue to exceed the Parent Company’s available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace.

In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with all provisions of the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites to future fundings by us, and our clients may draw on these unfunded commitments at any time. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases pursuant to intercompany agreements to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion. In addition, in some cases we may be able to borrow additional amounts under our secured credit facilities as we fund these unfunded commitments.

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. We do not expect that the Parent Company will be required to fund amounts to CapitalSource Bank. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that

CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of March 31, 2009, this facility was undrawn, and we do not expect that it will be drawn, but there cannot be any assurance that the FDIC will not require funding under this facility in the future.

We have continued to experience negative effects from the global economic recession and credit market disruption in the form of reduced commitments on our credit facilities, lower leverage and higher cost of funds on borrowings as measured by the spread to one-month LIBOR. We currently do not expect to obtain additional term securitization debt to finance our loans.

In April 2009, we amended and extended one of our credit facilities, and we are in discussions with other credit facility lenders to restructure other credit facilities that mature in 2009 and 2010 to extend maturities and gain funding efficiencies. If successful, we expect to see higher borrowing costs and/or potentially reduced committed capacity levels. We cannot assure you that we will successfully restructure these facilities on favorable terms or at all.

Cash and Cash Equivalents and Restricted Cash

As of March 31, 2009 and December 31, 2008, we had $0.8 billion and $1.3 billion, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. We had $181.9 million and $419.4 million of restricted cash as of March 31, 2009 and December 31, 2008, respectively. For additional information about our cash, cash equivalents and restricted cash, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our accompanying consolidated financial statements for the three months ended March 31, 2009.

The restricted cash consists primarily of principal and interest collections on loans collateralizing our term debt and on loans pledged to our credit facilities other than our syndicated bank credit facility. Restricted cash also includes client holdbacks and escrows. Principal repayments, interest rate swap payments, interest payable and servicing fees are deducted from the monthly principal and interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Deposits

Deposits gathered through 22 retail bank branches are the primary source of funding for CapitalSource Bank, although CapitalSource Bank may have other sources of liquidity as outlined above. As of March 31, 2009 and December 31, 2008, CapitalSource Bank had deposits totaling $4.7 billion and $5.0 billion, respectively. For additional information about our deposits, see Note 11, Deposits, in our accompanying consolidated financial statements for the three months ended March 31, 2009.

Borrowings

As of March 31, 2009 and December 31, 2008, we had outstanding borrowings totaling $7.9 billion and $9.9 billion, respectively, under our outstanding indebtedness. For a detailed discussion of our borrowings, see Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K and Note 12, Borrowings, in our accompanying consolidated financial statements for the three months ended March 31, 2009.

Our maximum facility amounts, amounts outstanding and unused capacity, subject to certain minimum equity requirements and other covenants and conditions, as of March 31, 2009, were as follows:

	Maximum
	Facility	Amount	Unused
Funding Source	Amount	Outstanding	Capacity(1)
	($ in thousands)

Credit facilities(2)	$1,822,256	$1,399,398	$422,858
Term debt	5,136,909	5,061,502	75,407
Other borrowings	2,315,094	1,444,943	870,151

Total	$9,274,259	$7,905,843	$1,368,416

(1)	Excludes issued and outstanding letters of credit totaling $53.0 million as of March 31, 2009.

(2)	Unused capacity is limited by the amount of letters of credit outstanding under such facilities and the amount of eligible collateral that we have available to pledge in order to utilize such unused capacity. We have limited available collateral to pledge to use this unused capacity. However, such unused capacity may become available to us to the extent we have additional eligible collateral in the future.

As of March 31, 2009 and December 31, 2008, approximately 87% and 88%, respectively, of our debt was secured by our assets and approximately 13% and 12%, respectively, was unsecured.

Repurchase Agreements

During the three months ended March 31, 2009, we repaid in full all borrowings outstanding under our master repurchase agreements. As of December 31, 2008, we had borrowings outstanding in the aggregate amount of $1.6 billion under five master repurchase agreements with various financial institutions financing our purchases of RMBS and FHLB discount notes.

Credit Facilities

As of March 31, 2009, our credit facilities’ commitments and principal amounts outstanding, were as follows:

	Committed	Principal
	Capacity	Outstanding
	($ in thousands)

Credit Facilities:
CS Funding III secured credit facility scheduled to mature April 29, 2009(1)	$100,000	$80,500
CS Funding VII secured credit facility scheduled to mature March 31, 2010(2)	285,000	184,000
CS Funding VIII secured credit facility scheduled to mature July 19, 2010	26,631	26,631
CSE QRS Funding I secured credit facility scheduled to mature April 24, 2010(3)	250,000	15,000
CS Europe secured credit facility scheduled to mature September 23, 2009(4)	165,625	158,949
CS Inc secured credit facility scheduled to mature March 13, 2010(5)	995,000	934,318

Total credit facilities	$1,822,256	$1,399,398

(1)	In April 2009, we extended the maturity to May 29, 2009, and reduced the committed capacity to $90.0 million.

(2)	On termination or maturity of the credit facility, amounts due under the credit facility may, in the absence of a default, be repaid from proceeds from amortization of the collateral pool. In April 2009, we reduced the facility commitment to $235.0 million, amended the facility to extend final maturity through April 17, 2012 and increased the interest rate to between 3.0% and 4.5% depending on outstanding principal balance.

(3)	In April 2009, the facility entered its one year amortization period, reducing committed capacity to equal principal outstanding.

(4)	CS Europe is a €125 million multi-currency facility allowing for principal to be drawn in US Dollars (“USD”), Euro or British Pound Sterling (“GBP”), and the amounts presented were translated to USD using the applicable spot rates on March 31, 2009.

(5)	In May 2009, we reduced the committed capacity to $970.0 million.

Term Debt

During the three months ended March 31, 2009, we did not consummate any term debt securitizations, but we replenished some of our term debt securitizations with an aggregate of $89.0 million of loans. As of March 31, 2009 and December 31, 2008, the outstanding balance of our term debt securitizations was $4.5 billion and $4.6 billion, respectively.

Owner Trust Term Debt

As of each of March 31, 2009 and December 31, 2008, the outstanding balance of our Owner Trust term debt was $1.7 billion. For further information on this debt, see Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations, and Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

Convertible Debt

We did not issue any convertible debt during the three months ended March 31, 2009. As of March 31, 2009 and December 31, 2008, the outstanding balance of our convertible debt was $553.6 million and $729.5 million, respectively. For further information on our convertible debt, see Note 12, Borrowings, in our accompanying consolidated financial statements for the three months ended March 31, 2009, and Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

Subordinated Debt

We did not consummate any trust preferred transactions during the three months ended March 31, 2009. As of March 31, 2009 and December 31, 2008, the outstanding balance of our subordinated debt was $436.9 million and $438.8 million, respectively. For further information on our subordinated debt, see Note 12, Borrowings, in our accompanying consolidated financial statements for the three months ended March 31, 2009, and Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

Mortgage Debt

As of March 31, 2009 and December 31, 2008, the outstanding balance of our mortgage debt was $329.0 million and $330.3 million, respectively. For further information on our mortgage debt, see Note 12, Borrowings, in our accompanying consolidated financial statements for the three months ended March 31, 2009, and Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

FHLB Advances

As a member of the FHLB-San Francisco, CapitalSource Bank has financing availability with the FHLB equal to 15% of CapitalSource Bank’s total assets. As of March 31, 2009 and December 31, 2008, the maximum financing under this formula was $920.2 million and $915.4 million, respectively. As of March 31, 2009, $841.7 million of collateral was pledged to the FHLB creating aggregate borrowing capacity of $806.2 million of which $50 million of principal was outstanding, and a letter of credit in the amount of $0.8 million had been issued and was outstanding. No advances were outstanding as of December 31, 2008, but the letter of credit in the amount of $0.8 million was then outstanding.

Notes Payable

We have incurred other indebtedness in the ordinary course of our lending and investing activities, including senior loan secured by a property to which we took ownership following the exercise of our remedies, senior loan that we assumed on the acquisition of a majority equity interest in a property, and junior subordinated notes that we entered into in connection with our acquisition of a healthcare real estate property portfolio. As of March 31, 2009 and December 31, 2008, the outstanding balance of these notes payable was $75.4 million and $75.2 million, respectively.

Debt Covenants

The Parent Company is required to comply with financial and non-financial covenants under our indebtedness, including, without limitation, with respect to interest coverage, minimum tangible net worth, leverage, maximum delinquent and charged-off loans and servicing standards. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to transfer servicing to another servicer, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness. A default under our recourse indebtedness could trigger cross-default provisions in our other debt facilities and a default under some of our non-recourse indebtedness would trigger cross-default provisions in other non-recourse debt.

During the three months ended March 31, 2009, we obtained waivers and extensions of previously obtained waivers with respect to some of our other indebtedness to avoid potential events of default and executed amendments with respect to some of our indebtedness. For further information on these waivers and amendments, see Note 12, Borrowings, in our accompanying consolidated financial statements for the three months ended March 31, 2009.

Consequently, we believe we are in compliance with our financial covenants as of March 31, 2009. Based on our review of the covenants we will be required to meet during 2009 and the information currently available to us, we believe that we will meet our financial covenants through December 31, 2009; however, it is possible we may need to obtain other waivers and amendments in the future, and there can be no assurance that we will be able to obtain them on favorable terms or at all.

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

Equity

We have a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) for current and prospective shareholders and in March 2009 our Board of Directors authorized us to repurchase up to $25.0 million of our common stock through open market purchases or privately negotiated transactions from time to time for a period of up to two years. For further information on the DRIP and our share repurchase plan, see Note 12, Borrowings, in our accompanying consolidated financial statements for the three months ended March 31, 2009, and Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

In February 2009, we entered into an agreement with an existing securityholder and issued 19,815,752 shares of our common stock in exchange for approximately $61.6 million in aggregate principal amount of our outstanding 1.625% debentures held by the securityholder, and our wholly owned subsidiary, CapitalSource Finance LLC, paid approximately $0.6 million in cash to the securityholder in exchange for the guaranty on such notes by such subsidiary. We retired all of the debentures acquired in the exchange.

Commitments, Guarantees & Contingencies

As of March 31, 2009 and December 31, 2008, we had unfunded commitments to extend credit to our clients of $3.0 billion and $3.6 billion, respectively. A discussion of these contingencies is included in Note 21, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next 15 years and contain provisions for certain annual rental escalations. A discussion of these contingencies is included in Note 21, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements. As of March 31, 2009 and December 31, 2008, we had issued $173.1 million and $183.5 million, respectively, in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s)

subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. A discussion of these contingencies is included in Note 18, Commitments and Contingencies, in our accompanying consolidated financial statements for the three months ended March 31, 2009.

As of March 31, 2009, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. No liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheet as of March 31, 2009.

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

As appropriate, the Parent Company and CapitalSource Bank Credit Committees evaluate and approve credit standards and oversee the credit risk management function related to our commercial loans, direct real estate investments and other investments. Their primary responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring conditions in real estate and other markets having an impact on lending activities, and evaluating and monitoring overall credit risk and by monitoring our client’s financial condition and performance.

CapitalSource Bank and Other Commercial Finance Segments

Credit risk management for the commercial loan portfolios begins with an assessment of the credit risk profile of a client based on an analysis of the client’s financial position. As part of the overall credit risk assessment of a client, each commercial credit exposure or transaction is assigned a risk rating that is subject to approval based on defined credit approval standards. While rating criteria vary by product, each loan rating focuses on the same three factors: credit, collateral, and financial performance. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s or counterparty’s financial condition, cash flow or financial situation. We use risk rating aggregations to measure and evaluate concentrations within portfolios. In making decisions regarding credit, we consider risk rating, collateral, industry and single name concentration limits.

We use a variety of tools to continuously monitor a client’s or counterparty’s ability to perform under its obligations. Additionally, we syndicate loan exposure to other lenders, sell loans and use other risk mitigation techniques to manage the size and risk profile of our loan portfolio.

Concentrations of Credit Risk

In our normal course of business, we engage in commercial lending and leasing activities with clients primarily throughout the United States. As of March 31, 2009, the single largest industry concentration was healthcare and social assistance, which made up approximately 18% of our commercial loan portfolio. As of March 31, 2009, the largest geographical concentration was New York, which made up approximately 13% of our commercial loan portfolio. As of March 31, 2009, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 98.5% of the investments. As of March 31, 2009, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 33.5% of the investments.

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

The primary market risk to which we are exposed is interest rate risk, which is inherent in the financial instruments associated with our operations, primarily including our loans, residential mortgage investments and borrowings. Our traditional loan products are non-trading positions and are reported at amortized cost. Additionally, debt obligations that we incur to fund our business operations are recorded at historical cost. While GAAP requires a historical cost view of such assets and liabilities, these positions are still subject to changes in economic value based on varying market conditions. Interest rate risk is the effect of changes in the economic value of our loans, and our other interest rate sensitive instruments and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk through the use of various types of derivative instruments. For a detailed discussion of our derivatives, see Note 23, Derivative Instruments, of our audited consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K.

Interest Rate Risk Management

Interest rate risk in our normal course of business refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our commercial loan portfolios bears interest at a spread to the LIBOR rate or a prime-based rate with almost all of our other loans bearing interest at a fixed rate. The majority of our borrowings bear interest at a spread to LIBOR or CP, with the remainder bearing interest at a fixed rate. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below.

The estimated (decreases) increases in net interest income for a 12-month segment based on changes in the interest rates applied to the combined portfolios of our segments as of March 31, 2009, were as follows ($ in thousands):

Rate Change
(Basis Points)

−100	$11,160
−50	12,720
+ 50	(22,080)
+ 100	(43,800)

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed a 77% advance rate on our variable rate borrowings.

Approximately 50% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of March 31, 2009. Of the loans with interest rate floors, approximately 99% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with interest rate floors as of March 31, 2009, were as follows:

	Amount	Percentage of
	Outstanding(1)	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Exceeding the interest rate floor	$4,683,666	50%
At the interest rate floor	8,889	—
Below the interest rate floor	28,463	—
Loans with no interest rate floor	4,651,966	50

Total	$9,372,984	100%

(1)	Includes related interest receivable.

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

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our accompanying consolidated financial statements for the three months ended March 31, 2009. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates. Our critical accounting estimates are described in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for a detailed discussion of our derivatives, see Note 19, Derivative Instruments, in our accompanying consolidated financial statements for the three months ended March 31, 2009. and Note 24, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2009 was as follows:

					Maximum Number
					of Shares (or
			Total Number of		Approximate
			Shares Purchased		Dollar Value)
	Total Number	Average	as Part of Publicly		that May
	of Shares	Price Paid	Announced Plans		Yet be Purchased
	Purchased(1)	per Share	or Programs		Under the Plans

January 1 — January 31, 2009	77,526	$4.01	—		—
February 1 — February 28, 2009	111,510	2.39	—		—
March 1 — March 31, 2009	61,088	1.10	—		—

Total	250,124	$2.58	—	(2)	$25,000,000	(2)

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)	In March 2009, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock through open market purchases or privately negotiated transactions from time to time for a period of up to two years. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. On March 31, 2009, we repurchased 400,000 shares of our common stock under the share repurchase plan, at an average price of $1.21 per share for a total purchase price of $484,000. These purchases were settled in April 2009. For accounting purposes, we recorded the share repurchase transaction as of March 31, 2009. All shares repurchased under the share repurchase plan were retired upon settlement. There is no assurance that we will repurchase any additional shares.

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: May 11, 2009	/s/ JOHN K. DELANEY John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	/s/ DONALD F. COLE Donald F. Cole Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2009	/s/ BRYAN D. SMITH Bryan D. Smith Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No		Description

3.1		Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008)(incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2		Amended and Restated Bylaws (composite version; reflects all amendments through October 30, 2007) (incorporated by reference to exhibit 3.2 to the Form 10-Q filed by CapitalSource on November 9, 2007).
10.1		Office Lease Agreement dated as of November 5, 2008, by and between Maguire Properties — 130 S. State College, LLC and CapitalSource Bank.†
10.2		Amended and Restated Sale and Servicing Agreement, dated as of April 20 2009, by and among CS Funding VII Depositor LLC, as the seller, CapitalSource Finance LLC, as the servicer and originator, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on April 24, 2009).
10.3		Third Amended and Restated Sale and Servicing Agreement, dated as of April 20, 2009, by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on April 24, 2009).
10.4		Sale and Servicing Agreement dated as of April 20, 2004, by and among CapitalSource Funding III LLC, as seller, CapitalSource Finance LLC, as originator and servicer, Wachovia Capital Markets, LLC as administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (composite version; reflects all amendments through April 29, 2009).†
10	.5*	Separation and Consulting Agreement dated March 25, 2009, by and between CapitalSource Inc. and CapitalSource Finance LLC and Thomas A. Fink (incorporated by reference to exhibit 99.1 to the Form 8-K filed by CapitalSource on March 26, 2009).
10	.6*	Third Amended and Restated Equity Incentive Plan (composite version; reflects all amendments through March 13, 2009).†
10	.7*	Form of Restricted Stock Agreement (2009).†
10	.8*	Form of Restricted Stock Agreement for Directors (2009).†
12.1		Ratio of Earnings to Fixed Charges.†
31.1		Rule 13a — 14(a) Certification of Chairman of the Board and Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 Certifications.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.