Form 10-Q
period 2009-06-30
CAPITALSOURCE INC
filed 2009-08-10
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 323,310,994.

CapitalSource Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$1,002,407	$1,338,563
Restricted cash	202,920	419,383
Investment securities:
Available-for-sale, at fair value	829,326	679,551
Held-to-maturity, at amortized cost	219,154	14,389

Total investment securities	1,048,480	693,940
Mortgage-backed securities pledged, trading	—	1,489,291
Mortgage-related receivables, net	1,626,387	1,801,535
Commercial real estate “A” Participation Interest, net	887,569	1,396,611
Loans:
Loans held for sale	59,460	8,543
Loans held for investment	8,884,252	9,396,751
Less deferred loan fees and discounts	(155,924)	(174,317)
Less allowance for loan losses	(447,728)	(423,844)

Loans held for investment, net	8,280,600	8,798,590

Total loans	8,340,060	8,807,133
Interest receivable	104,703	117,516
Direct real estate investments, net	958,909	989,716
Other investments	106,673	127,746
Goodwill	173,135	173,135
Other assets	654,988	1,065,063

Total assets	$15,106,231	$18,419,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,547,939	$5,043,695
Repurchase agreements	—	1,595,750
Credit facilities	1,249,698	1,445,062
Term debt	4,770,352	5,338,456
Other borrowings	1,598,141	1,573,813
Other liabilities	330,661	592,136

Total liabilities	12,496,791	15,588,912
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 303,306,840 and 282,804,211 shares issued and outstanding, respectively)	3,033	2,828
Additional paid-in capital	3,818,943	3,686,765
Accumulated deficit	(1,224,344)	(868,425)
Accumulated other comprehensive income, net	11,185	9,095

Total CapitalSource Inc. shareholders’ equity	2,608,817	2,830,263
Noncontrolling interests	623	457

Total shareholders’ equity	2,609,440	2,830,720

Total liabilities and shareholders’ equity	$15,106,231	$18,419,632

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
		(Note 3)		(Note 3)
	(Unaudited)
	($ in thousands, except per share data)

Net investment income:
Interest income:
Loans	$183,093	$222,118	$382,485	$468,619
Investment securities	13,469	29,417	34,022	86,757
Other	913	2,687	2,655	7,171

Total interest income	197,475	254,222	419,162	562,547
Fee income	24,906	41,267	56,302	74,908

Total interest and fee income	222,381	295,489	475,464	637,455
Operating lease income	27,406	24,210	55,286	51,900

Total investment income	249,787	319,699	530,750	689,355
Interest expense:
Deposits	29,959	—	68,346	—
Borrowings	80,906	158,115	173,554	348,587

Total interest expense	110,865	158,115	241,900	348,587

Net investment income	138,922	161,584	288,850	340,768
Provision for loan losses	203,847	31,674	359,114	37,333

Net investment (loss) income after provision for loan losses	(64,925)	129,910	(70,264)	303,435
Operating expenses:
Compensation and benefits	34,808	37,808	69,845	69,597
Depreciation of direct real estate investments	8,838	8,990	17,802	17,906
Professional fees	11,860	8,989	29,280	21,923
Other administrative expenses	22,254	14,855	39,112	28,725

Total operating expenses	77,760	70,642	156,039	138,151
Other income (expense):
Loss on investments, net	(4,967)	(4,961)	(21,094)	(3,993)
(Loss) gain on derivatives	(1,333)	15,098	(2,019)	(23,013)
Gain (loss) on residential mortgage investment portfolio	—	9,060	15,311	(46,317)
Gain (loss) on extinguishment of debt	4,565	12,725	(52,563)	12,725
Other (expense) income, net	(10,970)	8,364	(26,467)	4,485

Total other (expense) income	(12,705)	40,286	(86,832)	(56,113)

Net (loss) income before income taxes	(155,390)	99,554	(313,135)	109,171
Income tax expense	91,179	37,243	37,754	40,319

Net (loss) income	(246,569)	62,311	(350,889)	68,852
Net (loss) income attributable to noncontrolling interests	(22)	283	(38)	1,580

Net (loss) income attributable to CapitalSource Inc.	$(246,547)	$62,028	$(350,851)	$67,272

Net (loss) income per share attributable to CapitalSource Inc.:
Basic	$(0.82)	$0.26	$(1.19)	$0.30
Diluted	$(0.82)	$0.26	$(1.19)	$0.29
Average shares outstanding:
Basic	299,452,870	235,076,287	294,818,311	227,580,584
Diluted	299,452,870	236,445,230	294,818,311	228,969,238
Dividends declared per share	$0.01	$0.60	$0.02	$1.20

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

	CapitalSource Inc. Shareholders’ Equity
				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Stock	Capital	Deficit	Income, Net	Interests	Equity
	(Unaudited)
	($ in thousands)

Total shareholders’ equity as of December 31, 2008	$2,828	$3,686,765	$(868,425)	$9,095	$457	$2,830,720
Net loss	—	—	(350,851)	—	(38)	(350,889)
Other comprehensive loss:
Cumulative effect of adoption of FSP FAS 115-2	—	—	397	(397)	—	—
Unrealized gain, net of tax	—	—	—	2,487	—	2,487

Total comprehensive loss						(348,402)
Issuance of noncontrolling interests	—	—	—	—	204	204
Repurchase of common stock	(6)	(794)	—	—	—	(800)
Dividends paid	—	(586)	(5,465)	—	—	(6,051)
Proceeds from issuance of common stock, net	2	51	—	—	—	53
Exchange of convertible debt	198	118,358	—	—	—	118,556
Stock option expense	—	2,395	—	—	—	2,395
Restricted stock activity	11	12,754	—	—	—	12,765

Total shareholders’ equity as of June 30, 2009	$3,033	$3,818,943	$(1,224,344)	$11,185	$623	$2,609,440

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	Unaudited
	($ in thousands)

Operating activities:
Net (loss) income	$(350,889)	$68,852
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock option expense	2,395	3
Restricted stock expense	13,974	18,541
Loss (gain) on extinguishment of debt	52,563	(12,725)
Amortization of deferred loan fees and discounts	(40,869)	(50,494)
Paid-in-kind interest on loans	(9,298)	6,250
Provision for loan losses	359,114	37,333
Amortization of deferred financing fees and discounts	33,084	52,128
Depreciation and amortization	22,974	18,264
Provision (benefit) for deferred income taxes	10,775	(8,104)
Non-cash loss on investments, net	20,642	6,280
Non-cash loss on property and equipment disposals	15,386	593
Unrealized loss on derivatives and foreign currencies, net	3,485	26,230
Unrealized (gain) loss on residential mortgage investment portfolio, net	(60,570)	31,664
Net decrease in mortgage-backed securities pledged, trading	1,485,133	2,449,542
Amortization of discount on residential mortgage investments	11	(7,108)
Accretion of discount on commercial real estate “A” participation interest	(13,569)	—
Decrease in interest receivable	4,485	22,067
Decrease in loans held for sale, net	25,282	220,389
Decrease in other assets	504,895	48,710
Decrease in other liabilities	(282,653)	(83,725)

Cash provided by operating activities	1,796,350	2,844,690
Investing activities:
Decrease in restricted cash	216,463	84,848
Decrease in mortgage-related receivables, net	134,202	122,118
Decrease in commercial real estate “A” participation interest, net	522,611	—
Acquisition of CS Advisors CLO II	—	(18,619)
Decrease in loans, net	158,727	449,391
Cash received (paid) for real estate	10,743	(10,121)
Acquisition of marketable securities, available-for-sale, net	(163,548)	(46,378)
Acquisition of marketable securities, held-to-maturity, net	(201,154)	—
Acquisition of other investments, net	(263)	(26,950)
Acquisition of property and equipment, net	(11,855)	(1,328)

Cash provided by investing activities	665,926	552,961
Financing activities:
Payment of deferred financing fees	(14,283)	(41,539)
Deposits accepted, net of repayments	(496,170)	—
Repayments under repurchase agreements, net	(1,595,750)	(2,368,232)
Repayments on credit facilities, net	(200,690)	(526,180)
Borrowings of term debt	26,000	—
Repayments of term debt	(589,555)	(588,154)
Borrowings (repayments) under other borrowings, net	78,769	(195,868)
Proceeds from issuance of common stock, net of offering costs	53	599,679
Repurchase of common stock	(800)	—
Proceeds from exercise of options	—	326
Tax expense on share-based payments	—	(9,630)
Payment of dividends	(6,006)	(277,085)

Cash used in financing activities	(2,798,432)	(3,406,683)

Decrease in cash and cash equivalents	(336,156)	(9,032)
Cash and cash equivalents as of beginning of period	1,338,563	178,699

Cash and cash equivalents as of end of period	$1,002,407	$169,667

Supplemental information:
Noncash transactions from investing and financing activities:
Exchange of common stock for convertible debentures	$61,618	$—
Assets acquired through foreclosure	46,712	46,464
Assumption of note payable	—	25,107
Conversion of noncontrolling interests into common stock	2,090	30,200

See accompanying notes.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

CapitalSource Inc. (“CapitalSource,” and together with its subsidiaries other than CapitalSource Bank, the “Parent Company”), a Delaware corporation, is a commercial lender that, through its wholly owned subsidiary, CapitalSource Bank, provides financial products to middle market businesses and provides depository products and services in southern and central California. Prior to the formation of CapitalSource Bank, CapitalSource conducted its commercial lending business through its other subsidiaries, whereas subsequent to CapitalSource Bank’s formation, substantially all new loans have been originated at CapitalSource Bank. The Parent Company’s commercial lending activities consist primarily of satisfying existing commitments made prior to CapitalSource Bank’s formation.

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

For the three and six months ended June 30, 2008, we presented financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Beginning in the third quarter of 2008, we changed the name of our Commercial Finance segment to Commercial Banking to incorporate depository products and services of CapitalSource Bank. Beginning in the first quarter of 2009, changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Banking segment being disaggregated into the CapitalSource Bank and Other Commercial Finance segments and the results of our Residential Mortgage Investment segment being combined into the Other Commercial Finance segment. We have reclassified all comparative prior period segment information to reflect our current segments. For financial information about our segments, see Note 20, Segment Data.

Note 2.	Summary of Significant Accounting Policies

Interim Consolidated Financial Statements Basis of Presentation

Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Form 8-K filed on July 2, 2009, which recasted the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008 due to the retrospective adoption of new accounting pronouncements, as filed with the Securities and Exchange Commission on March 2, 2009 (“Form 10-K”).

The financial statements reflect our consolidated accounts, including all of our consolidated subsidiaries and the related consolidated results of operations with all intercompany balances and transactions eliminated in consolidation.

We have conducted our subsequent events review through August 10, 2009.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain amounts in prior period consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of noncontrolling interests.

Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December 31, 2008, included in our Form 10-K.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The effective date for SFAS No. 141(R) is for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R), and it did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for all non financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted FSP FAS 157-2 and it did not have a material impact in our consolidated financial statements. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except those pronouncements discussed in paragraphs 2 and 3 of SFAS 157. FSP FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 157-4, and it did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS No. 161”), which intends to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative instruments and Hedging Activities (“SFAS No. 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. The effective date of SFAS No. 161 is the beginning of the first fiscal year beginning after November 15, 2008. We adopted SFAS No. 161, and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS No. 141(R)-1”), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS No. 141(R)-1

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, Accounting for Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141(R). FSP FAS No. 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP FAS No. 141(R)-1, and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect to early adopt this standard. We adopted FSP FAS 115-2 and FAS 124-2, and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosure about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect to early adopt this standard. We adopted FSP FAS 107-1 and APB 28-1, and it did not have a material impact on our consolidated financial statements. For additional information about fair value of our financial instruments, see Note 19, Fair Value Measurements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes principles and requirements for subsequent events. SFAS No. 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide specific guidance on the accounting treatment for subsequent events or transactions. SFAS No. 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. We adopted SFAS No. 165, and it did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and, requires more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 applies to all entities and eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets. The statement is effective as of the beginning of our first annual reporting period that begins after November 15, 2009 for all transfers occurring subsequent to the adoption date. We will adopt SFAS No. 166 on January 1, 2010, and we have not completed our assessment of the impact of its adoption on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 amends FASB Interpretation No. 46(R) (“FIN 46(R)”) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This statement amends FIN 46 (R) to require ongoing reassessments of whether an enterprise is the primary beneficiary

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a variable interest entity. SFAS No. 167 retains the scope of FIN 46 (R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS No. 166. This statement is effective for our first annual reporting period that begins after November 15, 2009. We will adopt SFAS No. 167 on January 1, 2010, and we have not completed our assessment of the impact of its adoption on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification (the “Codification”). The Codification will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. When effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. As a result, SFAS No. 168 replaces FASB Statement No. 162 to indicate this change to the GAAP hierarchy. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS No. 168 for the period beginning July 1, 2009, and do not expect it to have a material impact on our consolidated financial statements.

Note 3.	Retrospective Application of Accounting Pronouncements

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We adopted FSP APB 14-1 and SFAS No. 160 on January 1, 2009. FSP APB 14-1 is applicable to our convertible debt and SFAS No. 160 is applicable to non-controlling interests and we have applied their provisions retrospectively to prior periods. The adoptions of these standards affected financial statement line items for the periods presented below as follows:

Consolidated Balance Sheets

	June 30, 2009
	As Computed Prior to	As Reported under
	FSP APB 14-1 and	FSP APB 14-1 and
	SFAS No. 160	SFAS No. 160	Effect of Change
	($ in thousands)

Other assets	$650,108	$654,988	$4,880
Other borrowings	1,605,739	1,598,141	(7,598)
Additional paid-in capital	3,803,827	3,818,943	15,116
Accumulated deficit	(1,221,706)	(1,224,344)	(2,638)

	December 31, 2008
	As Computed Prior to	As Reported under
	FSP APB 14-1 and	FSP APB 14-1 and
	SFAS No. 160	SFAS No. 160	Effect of Change
	($ in thousands)

Other assets	$1,060,332	$1,065,063	$4,731
Other borrowings	1,560,224	1,573,813	13,589
Additional paid-in capital	3,683,065	3,686,765	3,700
Accumulated deficit	(855,867)	(868,425)	(12,558)

Consolidated Statements of Income

	Three Months Ended June 30, 2009
	As Computed Prior to	As Reported under
	FSP APB 14-1 and	FSP APB 14-1 and
	SFAS No. 160	SFAS No. 160	Effect of Change
	($ in thousands, except per share amounts)

Interest expense: borrowings	$82,712	$80,906	$(1,806)
Income tax expense	94,335	91,179	(3,156)
Net loss	(251,553)	(246,569)	4,984
Net loss attributable to noncontrolling interests(1)	(22)	(22)	—
Net loss attributable to CapitalSource Inc.	—	(246,547)	(246,547)
Net loss per share attributable to CapitalSource Inc.(2)
Basic	(0.84)	(0.82)	0.02
Diluted	(0.84)	(0.82)	0.02

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
	($ in thousands, except per share amounts)

Interest expense: borrowings	$160,083	$158,115	$(1,968)
Net income	60,060	62,311	2,251
Net income attributable to noncontrolling interests(1)	283	283	—
Net income attributable to CapitalSource Inc.	—	62,028	62,028
Net income per share attributable to CapitalSource Inc.(2)
Basic	0.26	0.26	—
Diluted	0.25	0.26	0.01

	Six Months Ended June 30, 2009
	As Computed Prior to	As Reported under
	FSP APB 14-1 and	FSP APB 14-1 and
	SFAS No. 160	SFAS No. 160	Effect of Change
	($ in thousands, except per share amounts)

Interest expense: borrowings	$183,474	$173,554	$(9,920)
Net loss	(360,847)	(350,889)	9,958
Net loss attributable to noncontrolling interests(1)	(38)	(38)	—
Net loss attributable to CapitalSource Inc.	—	(350,851)	(350,851)
Net loss per share attributable to CapitalSource Inc.(2)
Basic	(1.22)	(1.19)	0.03
Diluted	(1.22)	(1.19)	0.03

	Six Months Ended June 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
	($ in thousands, except per share amounts)

Interest expense: borrowings	$349,028	$348,587	$(441)
Net income	66,831	68,852	2,021
Net income attributable to noncontrolling interests(1)	1,580	1,580	—
Net income attributable to CapitalSource Inc.	—	67,272	67,272
Net income per share attributable to CapitalSource Inc.(2)
Basic	0.29	0.30	0.01
Diluted	0.29	0.29	—

(1)	The caption “Noncontrolling interests expense” was changed to “Net (loss) income attributable to noncontrolling interests” to conform to the presentation requirements of SFAS No. 160.

(2)	The caption “Net (loss) income per share” was changed to “Net (loss) income per share attributable to CapitalSource Inc.” to conform to the presentation requirements of SFAS No. 160.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2009
	As Computed Prior to	As Reported under
	FSP APB 14-1 and	FSP APB 14-1 and
	SFAS No. 160	SFAS No. 160	Effect of Change
	($ in thousands)

Net loss	$(360,847)	$(350,889)	$9,958
Operating activities:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization of deferred financing fees and discounts	43,004	33,084	(9,920)
Financing activities:
Payment of dividends	(5,968)	(6,006)	(38)

	Six Months Ended June 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
	($ in thousands)

Net income	$66,831	$68,852	$2,021
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing fees and discounts	52,569	52,128	(441)
Financing activities:
Payment of dividends	(275,505)	(277,085)	(1,580)

Note 4.	Cash and Cash Equivalents and Restricted Cash

As of June 30, 2009 and December 31, 2008, our cash and cash equivalents and restricted cash balances were as follows:

	June 30,	December 31,
	2009	2008
	($ in thousands)

Cash and due from banks(1)	$201,352	$249,610
Interest-bearing deposits in other banks(2)	15,431	19,963
Other short-term investments(3)	838,589	984,237
Investment securities(4)	149,955	504,136

Total cash and cash equivalents and restricted cash	$1,205,327	$1,757,946

(1)	Represents principal and interest collections on loan assets held by securitization trusts or pledged to credit facilities and escrows for future expenses related to our direct real estate investments. A portion of these collections are invested in money market funds that invest primarily in U.S. Treasury securities, and in 2008, repurchase agreements secured by U.S. Treasury securities. The restricted portion of the balance was $68.7 million and $60.9 million as of June 30, 2009 and December 31, 2008, respectively. Cash and due from bank accounts for CapitalSource Bank were $102.5 million and $132.3 million as of June 30, 2009 and December 31, 2008, respectively. Included in this balance for CapitalSource Bank were $62.4 million and $52.1 million in deposits at the Federal Reserve Bank (“FRB”) as of June 30, 2009 and December 31, 2008, respectively. The cash and due from bank accounts for CapitalSource Bank were not restricted.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Represents principal and interest collections on loan assets pledged to credit facilities. The restricted portion was $7.2 million and $8.4 million as of June 30, 2009 and December 31, 2008, respectively.

(3)	Represents principal and interest collections on loan assets held by securitization trusts or pledged to credit facilities and also includes short-term investments held by CapitalSource Bank. Principal and interest collections are invested in money market funds that invest primarily in U.S. Treasury securities, and in 2008, repurchase agreements secured by U.S. Treasury securities. The restricted portion was $127.0 million and $150.0 million as of June 30, 2009 and December 31, 2008, respectively. The CapitalSource Bank cash is invested in (i) short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P), P1 (Moody’s) or F1 (Fitch), and (ii) in money market funds that invest primarily in U.S. Treasury and Agency securities and repurchase agreements secured by the same.

(4)	Includes discount notes with AAA ratings totaling $150.0 million and $303.0 million as of June 30, 2009 and December 31, 2008, respectively, issued by the Federal Home Loan Bank System (“FHLB”), Fannie Mae or Freddie Mac. These investments have a remaining weighted average maturity of 67 days and 61 days as of June 30, 2009 and December 31, 2008, respectively. There was no restricted portion as of June 30, 2009, and $200.0 million was restricted as of December 31, 2008.

Note 5.	Mortgage-Related Receivables and Related Owner Trust Securitizations

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

We concluded that we were the primary beneficiary of the SPEs as we expected that our subordinated interests would absorb a majority of the expected losses related to these risks. As a result, we consolidated the assets and liabilities of such entities for financial statement purposes. In so doing, we also determined that the SPEs’ interest in the underlying mortgage loans constituted, for accounting purposes, receivables secured by underlying mortgage loans. Since initial consolidation, there has been no change to our assessment of the nature of the risks associated with the SPEs, and no events have occurred that would give rise to reconsidering our conclusion that we are the primary beneficiary of the SPEs or that the SPEs are variable interest entities.

We recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by the SPEs to fund these receivables, in our consolidated balance sheets as of June 30, 2009 and December 31, 2008. The carrying amounts of the assets and liabilities of the SPEs reported in our consolidated balance sheet as of June 30, 2009, were $1.6 billion for both assets and liabilities. We are restricted from pledging or exchanging the assets held by the SPEs. Cash flows from these underlying residential mortgage loans are designated to pay off the related liabilities. Recourse is limited to the assets held in the SPE and does not extend to the general credit of CapitalSource. As a result, our economic exposure is limited to the beneficial interests we purchased in the respective securitization trusts. Our initial economic exposure related to these beneficial interests was approximately $109.1 million at the time of their purchase. This exposure has since decreased to approximately $25.8 million as of June 30, 2009, primarily as a result of recorded charge offs and reserves.

Recognized mortgage-related receivables are, in economic substance, mortgage loans. Such mortgage loans are all prime, hybrid adjustable-rate loans. At acquisition, the mortgage loans that back our mortgage-related receivables had a weighted average loan-to-value ratio of 73% and a weighted average Fair Isaac & Co. (“FICO”) score of 737.

As of June 30, 2009 and December 31, 2008, the carrying amount of our residential mortgage-related receivables, net, including accrued interest, the allowance for loan losses, and the balance of unamortized purchase

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounts, was $1.6 billion and $1.8 billion, respectively. As of June 30, 2009 and December 31, 2008, approximately 96% and 95%, respectively, of mortgage-related receivables were financed with permanent term debt in the amounts of $1.6 billion and $1.7 billion, respectively, and were recognized by us through the consolidation of SPEs. This term debt was recorded as a component of term debt in our consolidated balance sheets.

As of June 30, 2009 and December 31, 2008, mortgage-related receivables, whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure were as follows:

	June 30,	December 31,
	2009	2008
	($ in thousands)

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure(1)	$108,129	$51,348
Percentage of mortgage-related receivables	6.51%	2.82%

(1)	Mortgage loans 90 or more days past due are also placed on non-accrual status.

During the three and six months ended June 30, 2009, the carrying value of foreclosed assets decreased by $0.1 million and $1.2 million, respectively. As of June 30, 2009 and December 31, 2008, the carrying values of the foreclosed assets were $6.1 million and $7.3 million, respectively.

The activity in the allowance for loan losses on recorded mortgage-related receivables for the six months ended June 30, 2009 and 2008, was as follows:

	Six Months Ended June 30,
	2009	2008

Balance as of beginning of period	$9,266	$796
Provision for loan losses	48,965	6,897
Charge offs, net of recoveries	(23,732)	(1,832)

Balance as of end of period	$34,499	$5,861

During the three and six months ended June 30, 2009, we recognized interest income on our mortgage-related receivables of $19.9 million and $41.1 million, respectively, as a component of interest income on loans in the consolidated statements of income. For the three and six months ended June 30, 2008, we recognized interest income on our mortgage-related receivables of $23.7 million and $49.0 million, respectively, as a component of interest income on loans in the consolidated statements of income.

Note 6.	Commercial Lending Assets and Credit Quality

As of June 30, 2009 and December 31, 2008, our total commercial loan portfolio had an outstanding balance of $9.9 billion and $10.9 billion, respectively. Included in these amounts were loans held for investment, loans held for sale, a commercial real estate participation interest (“the “A” Participation Interest”), and related interest and fee receivables (collectively, “Commercial Lending Assets”). As of June 30, 2009 and December 31, 2008, interest and fee receivables totaled $93.6 million and $93.3 million, respectively.

Commercial Real Estate “A” Participation Interest

As of June 30, 2009, the carrying value of the “A” Participation Interest was $887.6 million, representing our share of a $3.8 billion pool of commercial real estate loans and related assets, net of a remaining purchase discount of $25.8 million.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity with respect to the “A” Participation Interest for the period from December 31, 2008 to June 30, 2009 was as follows ($ in thousands):

“A” Participation Interest as of December 31, 2008	$1,396,611
Principal payments	(522,611)
Discount accretion	13,569

“A” Participation Interest as of June 30, 2009	$887,569

During the three and six months ended June 30, 2009, we recognized $7.4 million and $24.6 million, respectively, in interest income on the “A” Participation Interest.

The “A” Participation Interest is reported at the outstanding principal balance less the associated discount. Interest income on the “A” Participation Interest is accrued as earned and recorded as a component of interest income on loans in our consolidated statements of income. The discount is accreted into interest income over the estimated life of the instrument using the interest method.

The “A” Participation Interest is governed by a participation agreement that is structured to minimize our exposure to credit risk. We have pari passu rights in the underlying loans pursuant to which we receive 70% of all borrower principal repayments from the underlying loans and properties. In addition, under the participation agreement, iStar FM Loans, LLC, the holder of the “B” Participation Interest, assumed all future funding obligations with respect to the loans underlying the participation agreement. Accordingly, although the holder of the “B” Participation Interest continues to increase its percentage of the overall funding of the underlying loans, we continue to receive 70% of all borrower repayments. Thus, the structure of the “A” Participation Interest accelerates the paydown of the “A” Participation Interest, relative to the paydown of the overall underlying portfolio of assets. This accelerated paydown serves to reduce our exposure to credit risk. Additionally, the “A” Participation Interest is structured so that we do not have loan and property-level risk. We receive payments based on the cash flows of the entire underlying pool of assets and not any one asset in particular. Therefore, we will incur a loss only if the portfolio, as a whole, fails to repay at least to the extent of the “A” Participation Interest balance.

As of June 30, 2009, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value in our consolidated balance sheets. During the six months ended June 30, 2009, we recognized a net pre-tax loss of $3.0 million on the sale of loans. During the three and six months ended June 30, 2008, we recognized net pre-tax gains of $0.5 million and $2.8 million, respectively, on the sale of loans.

During the three and six months ended June 30, 2009, loans held for investment with a carrying amount of $61.5 million and $75.0 million, respectively, were transferred to loans held for sale based on management’s intent with respect to the loans, resulting in $8.4 million and $11.4 million, respectively, of valuation adjustments.

Loans Held for Investment

Loans held for investment are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. We maintain an allowance for loan losses for loans held for investment, which is calculated based on management’s estimate of incurred loan losses inherent in our loan portfolio as of the balance sheet date.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in the allowance for loan losses related to our loans held for investment for the six months ended June 30, 2009 and 2008, respectively, was as follows:

	Six Months Ended
	June 30,
	2009	2008
	($ in thousands)

Balance as of beginning of period	$423,844	$138,930
Provision for loan losses	310,149	30,436
Charge offs, net of recoveries	(286,265)	(28,238)

Balance as of end of period	$447,728	$141,128

As of June 30, 2009 and December 31, 2008, the principal balances of contractually delinquent loans, non-accrual loans and impaired loans were as follows:

	June 30,	December 31,
	2009	2008
	($ in thousands)

Loans 30-89 days contractually delinquent	$118,010	$299,322
Loans 90 or more days contractually delinquent	411,865	141,104
Non-accrual loans(1)	884,399	439,547
Impaired loans(2)	1,202,163	692,278

(1)	Includes loans with aggregate principal balances of $295.3 million and $110.3 million as of June 30, 2009 and December 31, 2008, respectively, which were also classified as loans 30 or more days contractually delinquent. Includes non-performing loans classified as held for sale that had an aggregate principal balance of $13.8 million and $14.5 million as of June 30, 2009 and December 31, 2008, respectively.

(2)	Includes loans with aggregate principal balances of $390.3 million and $128.9 million as of June 30, 2009 and December 31, 2008, respectively, which were also classified as loans 30 or more days contractually delinquent, and loans with aggregate principal balances of $870.6 million and $423.4 million as of June 30, 2009 and December 31, 2008, respectively, which were also classified as loans on non-accrual status. The net carrying value of impaired loans was $1.2 billion and $683.1 million as of June 30, 2009 and December 31, 2008, respectively, prior to the application of allocated reserves.

We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us. As of June 30, 2009 and December 31, 2008, we had $583.1 million and $359.3 million of impaired loans, respectively, with allocated reserves of $85.7 million and $87.4 million, respectively. As of June 30, 2009 and December 31, 2008, we had $619.1 million and $333.0 million, respectively, of loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal amounts due.

The average balances of impaired loans during the three and six months ended June 30, 2009 were $983.6 million and $927.7 million, respectively, and were $441.1 million and $393.9 million, respectively, during the three and six months ended June 30, 2008. The total amounts of interest income that were recognized on impaired loans during the three and six months ended June 30, 2009 were $9.2 million and $14.6 million, respectively and were $7.7 million and $13.5 million, respectively, during the three and six months ended June 30, 2008. The amounts of cash basis interest income that were recognized on impaired loans during the three and six months ended June 30, 2009 were $3.4 million and $6.0 million, respectively, and were $4.5 million and $8.1 million, respectively, during the three and six months ended June 30, 2008. If the non-accrual loans had

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performed in accordance with their original terms, interest income would have been increased by $29.1 million and $51.9 million, respectively, for the three and six months ended June 30, 2009, and $10.4 million and $19.0 million, respectively, for the three and six months ended June 30, 2008.

During the three and six months ended June 30, 2009, loans with an aggregate carrying value of $192.6 million and $367.4 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. As of June 30, 2009 and December 31, 2008, the balance of loans that had been restructured in troubled debt restructurings were $515.5 million and $381.4 million, respectively. Additionally, loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring. A loan that has been involved in a troubled debt restructuring might no longer be assessed as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The allocated reserves for loans that were involved in troubled debt restructurings were $27.5 million and $48.0 million, as of June 30, 2009 and December 31, 2008, respectively.

Foreclosed Assets

When we foreclose on assets that collateralized a loan, we record the assets at their estimated fair value at the time of foreclosure. Upon foreclosure and through liquidation, we evaluate the asset’s fair value as compared to the loan’s carrying amount and record a charge off when the carrying amount of the loan exceeds fair value. Subsequent valuation adjustments are recorded as a valuation allowance which are recorded as a component of other (expense) income, net in our consolidated statements of income. We estimate fair value at the asset’s liquidation value, based on market conditions, less estimated costs to sell such asset.

As of June 30, 2009 and December 31, 2008, we had $95.1 million and $84.4 million, respectively, of real estate owned (“REO”), which was recorded in other assets in our consolidated balance sheets. Activity in REO for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		($ in thousands)

REO as of beginning of period	$87,397	$25,940	$84,437	$19,741
Transfers from loans held for investment	15,402	42,171	36,723	54,843
Fair value adjustments	(550)	953	(16,625)	(1,076)
Real estate sold	(7,100)	(1,455)	(9,386)	(5,899)

REO as of end of period	$95,149	$67,609	$95,149	$67,609

During the three and six months ended June 30, 2009, we recognized losses of $1.7 million and $1.8 million, respectively, on the sales of REO as a component of other income (expense) in the consolidated statements of income. For the three and six months ended June 30, 2008, we recognized gains of $0.2 million and $0.4 million, respectively, on the sale of REO as a component of other income (expense) in the consolidated statements of income.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Investments

Investment Securities, Available-for-Sale

As of June 30, 2009 and December 31, 2008, our investment securities, available-for-sale, were as follows:

	June 30, 2009				December 31, 2008
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	($ in thousands)

Agency discount notes	$169,275	$86	$—	$169,361	$149,383	$562	$—	$149,945
Agency callable notes	278,765	471	(1,043)	278,193	312,829	2,249	—	315,078
Agency debt	27,226	150	(201)	27,175	30,697	—	(383)	30,314
Agency MBS	208,483	4,250	(32)	212,701	141,213	1,023	—	142,236
Non-agency MBS	124,918	23	(1,749)	123,192	325	52	—	377
Equity security	514	—	(293)	221	514	—	(301)	213
Corporate debt	18,287	172	(766)	17,693	39,100	147	(219)	39,028
Collateralized loan obligation	1,515	—	(725)	790	2,360	—	—	2,360

Total	$828,983	$5,152	$(4,809)	$829,326	$676,421	$4,033	$(903)	$679,551

Included in investment securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”), corporate debt, an investment in a subordinated note of a collateralized loan obligation and an equity security. CapitalSource Bank pledged $788.0 million of its investment securities, available-for-sale, to the FHLB of San Francisco (“FHLB SF”) as a source of borrowing capacity as of June 30, 2009. In addition, CapitalSource Bank pledged investment securities, available-for-sale with a fair value of $21.8 million, to the FRB as a source of borrowing capacity as of June 30, 2009.

During the three and six months ended June 30, 2009, we sold investment securities, available-for-sale for $17.5 million, recognizing net pre-tax gains of $0.4 million. We did not sell any such investments during the three and six months ended June 30, 2008.

During the three and six months ended June 30, 2008, we recorded other-than-temporary impairments in the fair value of our Non-agency MBS of $1.9 million and $2.6 million, respectively, as a component of gain (loss) on residential mortgage investment portfolio in the consolidated statements of income. We did not incur any such other-than-temporary impairments in the fair value of our Non-agency MBS during the three and six months ended June 30, 2009. Additionally, we recorded no other-than-temporary impairment during the three months ended June 30, 2009, and $11.7 million during the six months ended June 30, 2009, related to corporate debt, as a component of loss on investments, net in the consolidated statements of income. We did not incur any such other-than-temporary impairments in the fair value of our collateralized loan obligation or corporate debt during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2009, we recorded other-than-temporary impairments in the fair value of the collateralized loan obligations of $0.6 million and $1.4 million, respectively, as a component of loss on investments, net in the consolidated statements of income.

During the three and six months ended June 30, 2009, we recognized $6.9 million and $6.4 million, respectively, of net unrealized losses (after-tax), related to our available-for-sale investment securities, as a component of accumulated other comprehensive income, net in our consolidated balance sheets.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009 and December 31, 2008, the gross unrealized losses and fair value of investment securities, available-for-sale, that were in an unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in thousands)

As of June 30, 2009
Agency callable notes	$(1,043)	$184,690	$—	$—	$(1,043)	$184,690
Agency debt	(201)	17,164	—	—	(201)	17,164
Agency MBS	(32)	8,135	—	—	(32)	8,135
Non-agency MBS	(1,749)	123,192	—	—	(1,749)	123,192
Equity security	—	—	(293)	221	(293)	221
Corporate debt	(766)	8,918	—	—	(766)	8,918
Collateralized loan obligation	(725)	790	—	—	(725)	790

Total	$(4,516)	$342,889	$(293)	$221	$(4,809)	$343,110

As of December 31, 2008
Agency debt	$(383)	$30,314	$—	$—	$(383)	$30,314
Equity security	—	—	(301)	213	(301)	213
Corporate debt	(219)	2,781	—	—	(219)	2,781

Total	$(602)	$33,095	$(301)	$213	$(903)	$33,308

We do not believe that any unrealized losses greater than 12 months in our available-for-sale portfolio as of June 30, 2009 and December 31, 2008 represent an other-than-temporary impairment. Since these losses are related to an equity security and are attributable to fluctuations in its market price due to the current market conditions.

Investment Securities, Held-to-Maturity

As of June 30, 2009 and December 31, 2008, the amortized cost of investment securities, held-to-maturity, was $219.2 million and $14.4 million, respectively and consists of AAA-rated commercial mortgage-backed securities. CapitalSource Bank pledged investment securities, held-to maturity, with an amortized cost of $97.5 million and an estimated fair value of $75.7 million, to the FHLB SF as a source of borrowing capacity as of June 30, 2009. In addition, CapitalSource Bank pledged investment securities, held-to maturity, with an amortized cost of $80.7 million and an estimated fair value of $72.9 million, to the FRB as a source of borrowing capacity as of June 30, 2009.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Maturities

As of June 30, 2009, the contractual maturities of our investment securities, available-for-sale, and investment securities, held-to-maturity, were as follows:

	Investment Securities,		Investment Securities,
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

Due in one year or less	$184,283	$184,362	$10,656	$10,680
Due after one year through five years	258,983	258,588	198,492	218,219
Due after five years through ten years	105,829	105,507	10,006	10,735
Due after ten years(1)(2)	279,888	280,869	—	—

Total	$828,983	$829,326	$219,154	$239,634

(1)	Included in this category are Agency and Non-agency MBS with weighted-average expected maturities of approximately 2.5 years and 2.6 years, respectively, based on current interest rates and expected prepayment speeds as of June 30, 2009.

(2)	Includes securities with no stated maturity.

Other Investments

As of June 30, 2009 and December 31, 2008, our other investments were as follows:

	June 30,	December 31,
	2009	2008
	($ in thousands)

Investments carried at cost	$59,725	$61,279
Investments carried at fair value	5,068	4,661
Investments accounted for under the equity method	41,880	61,806

Total	$106,673	$127,746

During the three and six months ended June 30, 2009, we sold other investments for $10.6 million and $12.6 million, respectively, recognizing net pre-tax losses of $2.0 million and $3.1 million, respectively. For the three and six months ended June 30, 2008, we sold other investments for $7.4 million and $10.1 million, respectively, recognizing net pre-tax gains of $3.0 million and $4.9 million, respectively. During the three and six months ended June 30, 2009, we recorded other-than-temporary impairments of $2.9 million and $4.6 million, respectively, relating to our investments carried at cost. During the three and six months ended June 30, 2008, we recorded other-than-temporary impairments of $6.9 million and $9.1 million, respectively, relating to our investments carried at cost.

Residential Mortgage-Backed Securities

Prior to the second quarter of 2009, we invested in residential mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (“Agency RMBS”), which were included in the line item “mortgage-backed securities pledged, trading” in the audited consolidated balance sheets as of December 31, 2008. All our Agency RMBS were collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2009, we sold all of our Agency RMBS and unwound all of the related derivatives remaining in our residential mortgage investment portfolio, realizing a gain of $15.3 million as a component of gain (loss) on residential mortgage investment portfolio in the consolidated statements of income.

Note 8.	Guarantor Information

The following represents the supplemental consolidating condensed financial information of CapitalSource Inc., which, as discussed in Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K, is the issuer of both Senior Debentures and Subordinated Debentures (together, the “Debentures”), and CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of the Debentures, and our subsidiaries that are not guarantors of the Debentures, as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008. CapitalSource Finance, a 100% owned indirect subsidiary of CapitalSource Inc., has guaranteed the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
June 30, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Assets
Cash and cash equivalents	$—	$800,801	$167,069	$34,537	$—	$1,002,407
Restricted cash	—	30,228	89,315	83,377	—	202,920
Investment securities:
Available-for-sale, at fair value	—	816,084	395	12,847	—	829,326
Held-to-maturity, at amortized cost	—	219,154	—	—	—	219,154

Total investment securities	—	1,035,238	395	12,847	—	1,048,480
Mortgage-related receivables, net	—	—	—	1,626,387	—	1,626,387
Commercial real estate “A” participation interest, net	—	887,569	—	—	—	887,569
Loans:
Loans held for sale	—	34,229	3,210	22,021	—	59,460
Loans held for investment	—	5,596,463	340,001	2,947,794	(6)	8,884,252
Less deferred loan fees and discounts	—	(76,969)	(24,250)	(39,621)	(15,084)	(155,924)
Less allowance for loan losses	—	(219,440)	(62,925)	(165,363)	—	(447,728)

Loans held for investment, net	—	5,300,054	252,826	2,742,810	(15,090)	8,280,600

Total loans	—	5,334,283	256,036	2,764,831	(15,090)	8,340,060
Interest receivable	—	40,112	2,723	61,843	25	104,703
Direct real estate investments, net	—	—	—	958,909	—	958,909
Investment in subsidiaries	3,860,273	—	1,608,374	1,477,560	(6,946,207)	—
Intercompany note receivable	75,000	9	141,937	424,309	(641,255)	—
Other investments	—	78,684	18,035	9,954	—	106,673
Goodwill	—	173,135	—	—	—	173,135
Other assets	32,648	142,065	169,942	440,352	(130,019)	654,988

Total assets	$3,967,921	$8,522,124	$2,453,826	$7,894,906	$(7,732,546)	$15,106,231

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,547,939	$—	$—	$—	$4,547,939
Credit facilities	770,000	248,421	63,105	168,172	—	1,249,698
Term debt	—	1,876,653	—	2,893,699	—	4,770,352
Other borrowings	556,106	200,000	442,022	400,013	—	1,598,141
Other liabilities	32,966	106,981	62,454	260,922	(132,662)	330,661
Intercompany note payable	—	46,850	283,226	311,179	(641,255)	—

Total liabilities	1,359,072	7,026,844	850,807	4,033,985	(773,917)	12,496,791
Shareholders’ equity:
Common stock	3,033	921,000	—	—	(921,000)	3,033
Additional paid-in capital	3,818,946	121,964	851,652	3,526,118	(4,499,737)	3,818,943
(Accumulated deficit) retained earnings	(1,224,315)	444,523	739,366	328,649	(1,512,567)	(1,224,344)
Accumulated other comprehensive income, net	11,185	7,793	12,001	5,506	(25,300)	11,185

Total CapitalSource Inc. shareholders’ equity	2,608,849	1,495,280	1,603,019	3,860,273	(6,958,604)	2,608,817
Noncontrolling interests	—	—	—	648	(25)	623

Total shareholders’ equity	2,608,849	1,495,280	1,603,019	3,860,921	(6,958,629)	2,609,440

Total liabilities and shareholders’ equity	$3,967,921	$8,522,124	$2,453,826	$7,894,906	$(7,732,546)	$15,106,231

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$11	$1,230,254	$38,866	$69,432	$—	$1,338,563
Restricted cash	—	35,695	81,337	302,351	—	419,383
Investment securities:
Available-for-sale, at fair value	—	646,675	1,236	31,640	—	679,551
Held-to-maturity, at amortized cost	—	14,389	—	—	—	14,389

Total investment securities	—	661,064	1,236	31,640	—	693,940
Mortgage-backed securities pledged, trading	—	—	—	1,489,291	—	1,489,291
Mortgage-related receivables, net	—	—	—	1,801,535	—	1,801,535
Commercial real estate “A” participation interest, net	—	1,396,611	—	—	—	1,396,611
Loans:
Loans held for sale	—	1,561	—	6,982	—	8,543
Loans held for investment	—	6,040,079	398,509	2,958,169	(6)	9,396,751
Less deferred loan fees and discounts	—	(85,245)	(32,950)	(45,052)	(11,070)	(174,317)
Less allowance for loan losses	—	(55,600)	(295,002)	(73,242)	—	(423,844)

Loans held for investment, net	—	5,899,234	70,557	2,839,875	(11,076)	8,798,590

Total loans	—	5,900,795	70,557	2,846,857	(11,076)	8,807,133
Interest receivable	—	55,689	2,178	59,649	—	117,516
Direct real estate investments, net	—	—	—	989,716	—	989,716
Investment in subsidiaries	4,397,772	—	1,657,532	1,602,354	(7,657,658)	—
Intercompany note receivable	75,000	9	185,765	264,000	(524,774)	—
Other investments	—	86,239	21,098	20,409	—	127,746
Goodwill	—	173,135	—	—	—	173,135
Other assets	39,169	102,213	253,270	853,546	(183,135)	1,065,063

Total assets	$4,511,952	$9,641,704	$2,311,839	$10,330,780	$(8,376,643)	$18,419,632

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$5,043,695	$—	$—	$—	$5,043,695
Repurchase agreements	—	—	—	1,595,750	—	1,595,750
Credit facilities	890,000	456,999	82,462	15,601	—	1,445,062
Term debt	—	2,238,382	—	3,100,074	—	5,338,456
Other borrowings	729,474	—	441,899	402,440	—	1,573,813
Other liabilities	62,181	198,272	52,552	463,656	(184,525)	592,136
Intercompany note payable	—	46,850	122,917	355,007	(524,774)	—

Total liabilities	1,681,655	7,984,198	699,830	5,932,528	(709,299)	15,588,912
Shareholders’ equity:
Common stock	2,828	921,000	—	—	(921,000)	2,828
Additional paid-in capital	3,686,965	146,019	699,806	3,926,123	(4,772,148)	3,686,765
(Accumulated deficit) retained earnings	(868,394)	587,837	908,731	468,063	(1,964,662)	(868,425)
Accumulated other comprehensive income, net	8,898	2,650	3,472	3,586	(9,511)	9,095

Total CapitalSource Inc. shareholders’ equity	2,830,297	1,657,506	1,612,009	4,397,772	(7,667,321)	2,830,263
Noncontrolling interests	—	—	—	480	(23)	457

Total shareholders’ equity	2,830,297	1,657,506	1,612,009	4,398,252	(7,667,344)	2,830,720

Total liabilities and shareholders’ equity	$4,511,952	$9,641,704	$2,311,839	$10,330,780	$(8,376,643)	$18,419,632

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended June 30, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income:
Loans	$643	$114,130	$(365)	$70,746	$(2,061)	$183,093
Investment securities	—	11,793	52	1,624	—	13,469
Other	—	867	32	14	—	913

Total interest income	643	126,790	(281)	72,384	(2,061)	197,475
Fee income	—	6,588	13,517	6,594	(1,793)	24,906

Total interest and fee income	643	133,378	13,236	78,978	(3,854)	222,381
Operating lease income	—	—	—	27,406	—	27,406

Total investment income	643	133,378	13,236	106,384	(3,854)	249,787
Interest expense:
Deposits	—	29,959	—	—	—	29,959
Borrowings	25,431	12,869	8,316	36,351	(2,061)	80,906

Total interest expense	25,431	42,828	8,316	36,351	(2,061)	110,865

Net investment (loss) income	(24,788)	90,550	4,920	70,033	(1,793)	138,922
Provision for loan losses	—	120,454	7,821	75,572	—	203,847

Net investment loss after provision for loan losses	(24,788)	(29,904)	(2,901)	(5,539)	(1,793)	(64,925)
Operating expenses:
Compensation and benefits	577	12,939	21,292	—	—	34,808
Depreciation of direct real estate investments	—	—	—	8,838	—	8,838
Professional fees	2,304	934	6,358	2,264	—	11,860
Other administrative expenses	(8,395)	14,876	14,831	21,715	(20,773)	22,254

Total operating expenses	(5,514)	28,749	42,481	32,817	(20,773)	77,760
Other income (expense):
Loss on investments, net	—	(3,418)	(1,026)	(523)	—	(4,967)
(Loss) gain on derivatives	—	(3,027)	(2,636)	4,475	(145)	(1,333)
Gain on debt extinguishment	—	—	—	4,565	—	4,565
Other income (expense), net	—	3,754	8,948	(2,938)	(20,734)	(10,970)
Earnings in subsidiaries	(227,253)	—	(70,330)	(112,325)	409,908	—
Intercompany	—	—	—	—	—	—

Total other expense	(227,253)	(2,691)	(65,044)	(106,746)	389,029	(12,705)

Net loss before income taxes	(246,527)	(61,344)	(110,426)	(145,102)	408,009	(155,390)
Income tax expense	20	4,855	—	86,304	—	91,179

Net loss	(246,547)	(66,199)	(110,426)	(231,406)	408,009	(246,569)
Net loss attributable to noncontrolling interests	—	—	—	(4,153)	4,131	(22)

Net loss attributable to CapitalSource Inc.	$(246,547)	$(66,199)	$(110,426)	$(227,253)	$403,878	$(246,547)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended June 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income:
Loans	$1,060	$90,169	$12,926	$119,025	$(1,062)	$222,118
Investment securities	—	331	236	28,850	—	29,417
Other	—	461	786	1,440	—	2,687

Total interest income	1,060	90,961	13,948	149,315	(1,062)	254,222
Fee income	—	12,911	10,289	18,084	(17)	41,267

Total interest and fee income	1,060	103,872	24,237	167,399	(1,079)	295,489
Operating lease income	—	—	—	24,210	—	24,210

Total investment income	1,060	103,872	24,237	191,609	(1,079)	319,699
Interest expense:
Deposits	—	—	—	—	—	—
Borrowings	20,795	35,240	12,650	90,492	(1,062)	158,115

Total interest expense	20,795	35,240	12,650	90,492	(1,062)	158,115

Net investment (loss) income	(19,735)	68,632	11,587	101,117	(17)	161,584
Provision for loan losses	—	—	25,312	6,362	—	31,674

Net investment (loss) income after provision for loan losses	(19,735)	68,632	(13,725)	94,755	(17)	129,910
Operating expenses:
Compensation and benefits	426	3,677	33,705	—	—	37,808
Depreciation of direct real estate investments	—	—	—	8,990	—	8,990
Professional fees	698	781	6,014	1,496	—	8,989
Other administrative expenses	12,451	1,003	9,989	634	(9,222)	14,855

Total operating expenses	13,575	5,461	49,708	11,120	(9,222)	70,642
Other income (expense):
Loss on investments, net	—	(1,190)	(3,308)	(463)	—	(4,961)
Gain (loss) on derivatives	—	4,403	(4,821)	15,516	—	15,098
Gain on residential mortgage investment portfolio	—	—	—	9,060	—	9,060
(Loss) gain on debt extinguishment	—	(1,520)	14,245	—	—	12,725
Other income (expense), net	—	4,704	13,410	(528)	(9,222)	8,364
Earnings in subsidiaries	95,338	—	66,838	28,729	(190,905)	—
Intercompany	—	(2,809)	5,815	(3,006)	—	—

Total other income	95,338	3,588	92,179	49,308	(200,127)	40,286

Net income before income taxes	62,028	66,759	28,746	132,943	(190,922)	99,554
Income tax expense	—	—	—	37,243	—	37,243

Net income	62,028	66,759	28,746	95,700	(190,922)	62,311
Net (loss) income attributable to noncontrolling interests	—	(76)	—	362	(3)	283

Net income attributable to CapitalSource Inc.	$62,028	$66,835	$28,746	$95,338	$(190,919)	$62,028

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Six Months Ended June 30, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	(Unaudited)
	($ in thousands)

Net investment income:

Interest income:

Loans	$1,292	$241,522	$3,077	$140,606	$(4,012)	$382,485

Investment securities	—	20,951	234	12,837	—	34,022

Other	—	2,465	54	136	—	2,655

Total interest income	1,292	264,938	3,365	153,579	(4,012)	419,162

Fee income	—	14,045	27,509	17,048	(2,300)	56,302

Total interest and fee income	1,292	278,983	30,874	170,627	(6,312)	475,464

Operating lease income	—	—	—	55,286	—	55,286

Total investment income	1,292	278,983	30,874	225,913	(6,312)	530,750

Interest expense:

Deposits	—	68,346	—	—	—	68,346

Borrowings	53,617	28,214	17,052	78,683	(4,012)	173,554

Total interest expense	53,617	96,560	17,052	78,683	(4,012)	241,900

Net investment (loss) income	(52,325)	182,423	13,822	147,230	(2,300)	288,850

Provision for loan losses	—	136,806	79,888	142,420	—	359,114

Net investment (loss) income after provision for loan losses	(52,325)	45,617	(66,066)	4,810	(2,300)	(70,264)

Operating expenses:

Compensation and benefits	814	26,196	42,835	—	—	69,845

Depreciation of direct real estate investments	—	—	—	17,802	—	17,802

Professional fees	3,778	1,838	19,206	4,458	—	29,280

Other administrative expenses	2,403	27,397	29,214	24,875	(44,777)	39,112

Total operating expenses	6,995	55,431	91,255	47,135	(44,777)	156,039

Other income (expense):

Loss on investments, net	—	(5,544)	(2,502)	(13,048)	—	(21,094)

(Loss) gain on derivatives	—	(4,617)	360	3,590	(1,352)	(2,019)

Gain on residential mortgage investment portfolio	—	—	—	15,311	—	15,311

(Loss) gain on debt extinguishment	(57,128)	—	—	4,565	—	(52,563)

Other income (expense), net	—	14,770	13,639	(11,249)	(43,627)	(26,467)

Earnings in subsidiaries	(234,382)	—	(14,655)	(159,423)	408,460	—

Intercompany	—	—	3,558	(3,558)	—	—

Total other (expense) income	(291,510)	4,609	400	(163,812)	363,481	(86,832)

Net loss before income taxes	(350,830)	(5,205)	(156,921)	(206,137)	405,958	(313,135)

Income tax expense	21	5,319	—	32,414	—	37,754

Net loss	(350,851)	(10,524)	(156,921)	(238,551)	405,958	(350,889)

Net loss attributable to noncontrolling interests	—	—	—	(4,169)	4,131	(38)

Net loss attributable to CapitalSource Inc.	$(350,851)	$(10,524)	$(156,921)	$(234,382)	$401,827	$(350,851)

Consolidating Statement of Income
Six Months Ended June 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Net investment income:

Interest income:

Loans	$2,254	$196,050	$23,724	$248,848	$(2,257)	$468,619

Investment securities	—	502	462	85,793	—	86,757

Other	—	1,165	2,099	3,907	—	7,171

Total interest income	2,254	197,717	26,285	338,548	(2,257)	562,547

Fee income	—	21,987	23,937	29,022	(38)	74,908

Total interest and fee income	2,254	219,704	50,222	367,570	(2,295)	637,455

Operating lease income	—	—	—	51,900	—	51,900

Total investment income	2,254	219,704	50,222	419,470	(2,295)	689,355

Interest expense:

Deposits	—	—	—	—	—	—

Borrowings	41,585	78,541	24,577	206,140	(2,256)	348,587

Total interest expense	41,585	78,541	24,577	206,140	(2,256)	348,587

Net investment (loss) income	(39,331)	141,163	25,645	213,330	(39)	340,768

Provision for loan losses	—	—	28,469	8,864	—	37,333

Net investment (loss) income after provision for loan losses	(39,331)	141,163	(2,824)	204,466	(39)	303,435

Operating expenses:

Compensation and benefits	681	6,311	62,605	—	—	69,597

Depreciation of direct real estate investments	—	—	—	17,906	—	17,906

Professional fees	2,225	1,370	15,688	2,640	—	21,923

Other administrative expenses	22,313	2,157	20,095	2,605	(18,445)	28,725

Total operating expenses	25,219	9,838	98,388	23,151	(18,445)	138,151

Other income (expense):

Loss on investments, net	—	(701)	(2,221)	(857)	(214)	(3,993)

(Loss) gain on derivatives	—	(5,066)	22,087	(40,034)	—	(23,013)

Loss on residential mortgage investment portfolio	—	—	—	(46,317)	—	(46,317)

(Loss) gain on debt extinguishment	—	(1,520)	14,245	—	—	12,725

Other income (expense), net	—	67	25,546	(2,683)	(18,445)	4,485

Earnings in subsidiaries	132,036	—	120,206	88,416	(340,658)	—

Intercompany	—	(3,806)	9,804	(5,998)	—	—

Total other income (expense)	132,036	(11,026)	189,667	(7,473)	(359,317)	(56,113)

Net income before income taxes	67,486	120,299	88,455	173,842	(340,911)	109,171

Income tax expense	—	—	—	40,319	—	40,319

Net income	67,486	120,299	88,455	133,523	(340,911)	68,852

Net income attributable to noncontrolling interests	—	99	—	1,487	(6)	1,580

Net income attributable to CapitalSource Inc.	$67,486	$120,200	$88,455	$132,036	$(340,905)	$67,272

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net loss	$(350,851)	$(10,524)	$(156,921)	$(238,551)	$405,958	$(350,889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option expense	—	550	1,845	—	—	2,395
Restricted stock expense	—	2,136	11,838	—	—	13,974
Loss (gain) loss on extinguishment of debt	57,128	—	—	(4,565)	—	52,563
Amortization of deferred loan fees and discounts	—	(18,386)	(17,421)	(5,062)	—	(40,869)
Paid-in-kind interest on loans	—	(7,917)	3,302	(4,683)	—	(9,298)
Provision for loan losses	—	136,806	79,888	142,420	—	359,114
Amortization of deferred financing fees and discounts	14,220	8,333	385	10,146	—	33,084
Depreciation and amortization	—	6,494	1,996	14,484	—	22,974
Provision (benefit) for deferred income taxes	21	19,857	(150)	(8,953)	—	10,775
Non-cash loss on investments, net	—	7,479	2,404	10,759	—	20,642
Non-cash loss on property and equipment and writedowns of real estate owned	—	4,136	3,067	8,183	—	15,386
Unrealized loss (gain) on derivatives and foreign currencies, net	—	2,632	4,184	(3,331)	—	3,485
Unrealized gain on residential mortgage investment portfolio, net	—	—	—	(60,570)	—	(60,570)
Net decrease in mortgage-backed securities pledged, trading	—	—	—	1,485,133	—	1,485,133
Amortization of discount on residential mortgage investments	—	—	—	11	—	11
Accretion of discount on commercial real estate “A” participation interest	—	(13,569)	—	—	—	(13,569)
Decrease (increase) in interest receivable	—	15,622	(2,577)	(8,535)	(25)	4,485
Decrease in loans held for sale, net	—	7,208	18,074	—	—	25,282
Decrease (increase) in intercompany note receivable	—	—	43,828	(160,309)	116,481	—
Decrease (increase) in other assets	274	(50,407)	124,391	483,753	(53,116)	504,895
(Decrease) increase in other liabilities	(30,259)	(111,568)	9,448	(202,137)	51,863	(282,653)
Net transfers with subsidiaries	561,209	(172,028)	193,586	(174,071)	(408,696)	—

Cash provided by (used in) operating activities	251,742	(173,146)	321,167	1,284,122	112,465	1,796,350
Investing activities:
Decrease (increase) in restricted cash	—	5,467	(7,978)	218,974	—	216,463
Decrease in mortgage-related receivables, net	—	—	—	134,202	—	134,202
Decrease in commercial real estate “A” participation interest	—	522,611	—	—	—	522,611
Decrease (increase) in loans, net	—	447,872	(306,435)	13,274	4,016	158,727
Cash received for real estate	—	—	—	10,743	—	10,743
Acquisition of marketable securities, available-for-sale, net	—	(163,548)	—	—	—	(163,548)
Acquisition of marketable securities, held-to-maturity, net	—	(201,154)	—	—	—	(201,154)
Disposal (acquisition) of other investments, net	—	10,779	(652)	(10,390)	—	(263)
(Acquisition) disposal of property and equipment, net	—	(9,733)	(15,500)	13,378	—	(11,855)

Cash provided by (used in) investing activities	—	612,294	(330,565)	380,181	4,016	665,926
Financing activities:
Payment of deferred financing fees	(6,497)	—	—	(7,786)	—	(14,283)
Deposits accepted, net of repayments	—	(496,170)	—	—	—	(496,170)
Increase (decrease) in intercompany note payable	—	—	160,309	(43,828)	(116,481)	—
Repayments under repurchase agreements, net	—	—	—	(1,595,750)	—	(1,595,750)
(Repayments of) borrowings on credit facilities, net	(120,000)	(210,588)	(22,672)	152,570	—	(200,690)
Borrowings of term debt	—	6,000	—	20,000	—	26,000
Repayments of term debt	—	(367,843)	—	(221,712)	—	(589,555)
(Repayments of) borrowings under other borrowings, net	(118,503)	200,000	(36)	(2,692)	—	78,769
Proceeds from issuance of common stock, net of offering costs	53	—	—	—	—	53
Repurchase of common stock	(800)	—	—	—	—	(800)
Payment of dividends	(6,006)	—	—	—	—	(6,006)

Cash (used in) provided by financing activities	(251,753)	(868,601)	137,601	(1,699,198)	(116,481)	(2,798,432)

(Decrease) increase in cash and cash equivalents	(11)	(429,453)	128,203	(34,895)	—	(336,156)
Cash and cash equivalents as of beginning of period	11	1,230,254	38,866	69,432	—	1,338,563

Cash and cash equivalents as of end of period	$—	$800,801	$167,069	$34,537	$—	$1,002,407

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$67,486	$120,299	$88,455	$133,523	$(340,911)	$68,852
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	(140)	143	—	—	3
Restricted stock expense	—	1,401	17,140	—	—	18,541
(Loss) gain on extinguishment of debt	—	—	(14,245)	1,520	—	(12,725)
Amortization of deferred loan fees and discounts	—	(19,560)	(15,662)	(15,272)	—	(50,494)
Paid-in-kind interest on loans	—	2,103	(92)	4,239	—	6,250
Provision for loan losses	—	—	28,469	8,864	—	37,333
Amortization of deferred financing fees and discounts	20,034	16,693	2,187	13,214	—	52,128
Depreciation and amortization	—	216	1,925	16,123	—	18,264
Benefit for deferred income taxes	—	—	—	(8,104)	—	(8,104)
Non-cash loss (gain) on investments, net	—	3,432	2,929	(81)	—	6,280
Non-cash loss on property and equipment and writedowns of real estate owned	—	—	593	—	—	593
Unrealized loss on derivatives and foreign currencies, net	—	4,142	18,680	3,408	—	26,230
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	31,664	—	31,664
Net decrease in mortgage-backed securities pledged, trading	—	—	—	2,449,542	—	2,449,542
Amortization of discount on residential mortgage investments	—	—	—	(7,108)	—	(7,108)
(Increase) decrease in interest receivable	—	(52,055)	35,699	38,423	—	22,067
Decrease in loans held for sale, net	—	51,558	—	168,831	—	220,389
Decrease in intercompany note receivable	—	—	14,799	44,917	(59,716)	—
(Increase) decrease in other assets	(868)	17,899	89,690	(57,765)	(246)	48,710
Decrease in other liabilities	(17,075)	(13,344)	(30,168)	(23,384)	246	(83,725)
Net transfers with subsidiaries	(398,641)	114,968	(239,504)	181,796	341,381	—

Cash (used in) provided by operating activities	(329,064)	247,612	1,038	2,984,350	(59,246)	2,844,690
Investing activities:
Decrease in restricted cash	—	25,853	7,289	51,706	—	84,848
Decrease in mortgage-related receivables, net	—	—	—	122,118	—	122,118
Acquisition of CS Advisors CLO II	—	—	—	(18,619)	—	(18,619)
Decrease in loans, net	—	183,743	29,183	237,372	(907)	449,391
Cash paid for real estate	—	—	—	(10,121)	—	(10,121)
Acquisition of marketable securities, available-for-sale, net	—	—	—	(46,378)	—	(46,378)
Disposal (acquisition) of other investments, net	—	2,825	(26,906)	(2,869)	—	(26,950)
Disposal (acquisition) of property and equipment, net	—	164	(1,492)	—	—	(1,328)

Cash provided by investing activities	—	212,585	8,074	333,209	(907)	552,961
Financing activities:
Payment of deferred financing fees	(15,155)	(17,742)	(222)	(8,420)	—	(41,539)
Decrease in intercompany note payable	—	—	(44,917)	(14,799)	59,716	—
Repayments under repurchase agreements, net	—	(12,674)	—	(2,355,558)	—	(2,368,232)
Borrowings on (repayments of) credit facilities, net	19,763	(244,333)	79,429	(381,039)	—	(526,180)
Borrowings of term debt	—	(437)	—	—	437	—
Repayments of term debt	—	(220,283)	—	(367,871)	—	(588,154)
Repayments of other borrowings, net	—	—	(26,537)	(169,331)	—	(195,868)
Proceeds from issuance of common stock, net of offering costs	599,679	—	—	—	—	599,679
Proceeds from exercise of options	326	—	—	—	—	326
Tax expense on share based payments	—	—	—	(9,630)	—	(9,630)
Payment of dividends	(275,538)	—	—	(1,547)	—	(277,085)

Cash provided by (used in) financing activities	329,075	(495,469)	7,753	(3,308,195)	60,153	(3,406,683)

Increase (decrease) in cash and cash equivalents	11	(35,272)	16,865	9,364	—	(9,032)
Cash and cash equivalents as of beginning of period	—	151,511	19,005	8,183	—	178,699

Cash and cash equivalents as of end of period	$11	$116,239	$35,870	$17,547	$—	$169,667

Note 9.	Direct Real Estate Investments

Our direct real estate investments primarily consist of long-term care facilities generally leased through long-term, triple-net operating leases. During the six months ended June 30, 2009, our gross direct real estate investments decreased by $14.7 million. The decrease was due to the sale of five skilled nursing facilities, with a total net book value of $12.9 million, realizing a net gain of $2.5 million. As of June 30, 2009 and December 31, 2008, our direct real estate investments were as follows:

	June 30,	December 31,
	2009	2008
	($ in thousands)

Land	$104,961	$106,797
Buildings	898,942	910,413
Furniture and equipment	50,374	51,814
Accumulated depreciation	(95,368)	(79,308)

Total	$958,909	$989,716

Note 10.	Deposits

As of June 30, 2009 and December 31, 2008, CapitalSource Bank had $4.5 billion and $5.0 billion, respectively, in deposits insured up to the maximum limit by the FDIC. In 2009, the United States Congress temporarily increased, until the end of year 2013, the deposit insurance level from $100,000 to $250,000. As of June 30, 2009 and December 31, 2008, CapitalSource Bank had $1.5 billion and $1.6 billion, respectively, of time certificates of deposit in the amount of $100,000 or more. As of June 30, 2009 and December 31, 2008, CapitalSource Bank had $193.8 million and $209.7 million, respectively, of time certificates of deposit in the amount of $250,000 or more.

As of June 30, 2009 and December 31, 2008, the weighted-average interest rates for savings and money market deposit accounts were 1.40% and 2.66%, respectively, and for certificates of deposit (including brokered) were 2.42% and 3.55%, respectively. The weighted-average interest rate for all deposits as of June 30, 2009 and December 31, 2008 was 2.25% and 3.42%, respectively.

As of June 30, 2009 and December 31, 2008, interest-bearing deposits at CapitalSource Bank were as follows:

	June 30,	December 31,
	2009	2008
	($ in thousands)

Interest-bearing deposits:
Money market	$262,587	$279,577
Savings	494,516	471,014
Certificates of deposit	3,790,836	4,259,153
Brokered certificates of deposit	—	33,951

Total interest-bearing deposits	$4,547,939	$5,043,695

As of June 30, 2009, certificates of deposit at CapitalSource Bank detailed by maturity were as follows ($ in thousands):

2010	$3,757,648
2011	11,115
2012	18,651
2013	1,729
2014	1,693

Total	$3,790,836

For the three and six months ended June 30, 2009, interest expense on deposits was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	($ in thousands)

Money market	$952	$2,109
Savings	1,831	3,961
Certificates of deposit	27,202	62,029
Brokered certificates of deposit	68	456
Fees for early withdrawal	(94)	(209)

Total interest expense	$29,959	$68,346

Note 11.	Borrowings

For a detailed discussion of our borrowings, see Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

As of June 30, 2009 and December 31, 2008, the composition of our outstanding borrowings was as follows:

	June 30,	December 31,
	2009	2008
	($ in thousands)

Repurchase agreements(1)	$—	$1,595,750
Credit facilities	1,249,698	1,445,062
Term debt	4,770,352	5,338,456
Other borrowings:
Convertible debt, net(2)	556,106	729,474
Subordinate debt	438,959	438,799
Mortgage debt(3)	327,619	330,311
FHLB borrowings	200,000	—
Notes payable	75,457	75,229

Total other borrowings	1,598,141	1,573,813

Total	$7,618,191	$9,953,081

(1)	In the first quarter of 2009, we repaid in full all borrowings outstanding under our master repurchase agreements.

(2)	Amounts presented are net of debt discount of $23.9 million and $30.6 million as of June 30, 2009 and December 31, 2008, respectively.

(3)	Includes a senior loan and a mezzanine loan with outstanding principal balances of $236.9 million and $35.1 million, respectively, as of June 30, 2009. In September 2008, we exercised the first of our three optional one-year extensions on both of these mortgage loans resulting in the extension of their maturities from April 2009 to April 2010.

Credit Facilities

Our committed credit facility capacities were $1.4 billion and $2.6 billion as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, total undrawn capacities under our credit facilities were $134.9 million and $1.2 billion, respectively, which is limited by the amount of letters of credit outstanding under such facilities and the amount of eligible collateral that we have available to pledge in order to utilize such unused capacity. We have limited available collateral to pledge to use this unused capacity. However, such unused capacity may become available to us to the extent we have additional eligible collateral in the future.

In February 2009, to avoid a potential event of default, we amended our syndicated bank facility to modify the consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense and average portfolio charge off ratio financial covenants and to provide that we only count those loans that are delinquent by at least 180 days or subject to an insolvency event or those loans or portions of loans that are charged off pursuant to our credit and collection policy when calculating our maximum average portfolio charged off ratio. For further information regarding this amendment, see Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

In February 2009, we reduced the commitment on our CS Funding III credit facility from $150.0 million to $100.0 million and, in April 2009, we further reduced the commitment from $100.0 million to $90.0 million and obtained a waiver of the aggregate portfolio charge off ratio financial covenant for the December 2008 through April 2009 reporting periods to avoid a potential event of default. We also agreed to an increase in the facility margin of 1.5% to 3.5%.

In February 2009, we reduced the facility commitment amount on our CSE QRS Funding I credit facility from $815.0 million to $250.0 million, and we obtained a waiver of the average portfolio charge off ratio financial covenant for the January 2009 through March 2009 reporting periods to avoid potential events of default. We also agreed to an increase in the facility margin of 1.50% to 3.50%. In April 2009, the facility entered the amortization period, reducing committed capacity to an amount equal to principal outstanding, and we obtained a waiver of the aggregate portfolio charge off ratio financial covenant for the April 2009 and May 2009 reporting periods to avoid potential events of default. In May 2009, we terminated the facility and repaid all amounts due.

In May 2009, we created a new CS Funding III amortizing credit facility combining the loan assets previously pledged to our CS Funding III and our paid-off CSE QRS Funding I credit facilities with an initial principal balance of $107.0 million. The new facility has a three-year term with a final maturity date of May 29, 2012, modifies the waterfall payments from the old CS Funding III credit facility so that interest collections previously payable to us are used to reduce the obligations, reduces the maximum advance rate from the old CS Funding III credit facility from 77.5% to 70.0%, eliminates all financial covenants other than a tangible net worth covenant, which is identical to our syndicated bank facility tangible net worth covenant, establishes an overcollateralization test at 160%, limits our ability to remove assets from the facility, and provides for a cross-default to certain other debt and for cross-collateralization to our CS Europe credit facility.

In February 2009, we reduced the facility commitment amount on our CS Europe credit facility from €200.0 million to €125.0 million and, in May 2009, we further reduced the commitment from €125.0 million to €100.7 million. In May 2009, we amended our CS Europe facility to be an amortizing facility with a total commitment equal to a reduced initial principal balance of €100.7 million. The Amendment also extends the maturity date to May 28, 2010 from September 23, 2009, modifies the waterfall payments so that interest collections previously payable to us are used to reduce the obligations, reduces the maximum advance rate from 70% to 65%, eliminates all financial covenants other than a tangible net worth covenant, which is identical to our syndicated bank facility tangible net worth covenant, establishes an overcollateralization test at 190%, limits our ability to remove assets from the facility, and provides for cross-default to certain other debt and cross-collateralization to the new CS Funding III credit facility.

We obtained a waiver for our CS Funding VII credit facility of the aggregate portfolio charge off ratio financial covenant for the December 2008 through March 2009 reporting periods to avoid potential events of default. In April 2009, we amended this facility to provide for a total commitment of $235.0 million. The undrawn revolving capacity can be used during a one-year revolving period to finance a specified pool of loans so long as certain conditions are met, including maintenance of required pool and portfolio charge off levels, following which the facility provides for an amortization period of up to two years. The applicable margin was increased to a range of Commercial Paper (“CP”) + 3.00% to CP + 4.50% depending on the principal outstanding, the maximum advance rate on new loan assets pledged to the facility was reduced to 50%, and the maximum portfolio and pool charge off ratios were modified from 4% to 10% and from 3% to 15%, respectively. The facility also requires conditional prepayments if we modify or renew other debt facilities to include periodic principal payment obligations or if we make optional prepayments to our other lenders.

In May 2009, we terminated our CS Funding VIII secured credit facility and repaid all amounts due.

Term Debt

As of June 30, 2009 and December 31, 2008, the outstanding balances of our commercial term debt securitizations were $3.2 billion and $3.6 billion, respectively. In April 2009, we amended our 2007-A term securitization transaction to align certain financial covenants to our CS Funding VII credit facility, require conditional prepayments if we modify or renew other debt facilities to include periodic principal payment obligations or if we make optional prepayments to our other lenders, and provide for a cross-collateralization to our CS Funding VII credit facility.

As of June 30, 2009 and December 31, 2008, the outstanding balances of our Owner Trust term debt were $1.6 billion and $1.7 billion, respectively.

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

As previously discussed in Note 3, Retrospective Application of Accounting Prouncements, we adopted the amended GAAP for accounting for convertible debt instruments with cash settlement option on January 1, 2009. As of June 30, 2009 and December 31, 2008, the carrying amounts of the liability and equity components of our convertible debt were as follows:

	June 30, 2009	December 31, 2008
	($ in thousands)

Convertible debt principal	$580,000	$760,120
Less:
Debt discount	23,894	30,646

Net carrying value	$556,106	$729,474

Equity components recorded in additional paid-in capital	$101,220	$101,220

As of June 30, 2009, the unamortized discounts on our 3.5%, 4% and 7.25% Senior Convertible Debentures will be amortized through July 15, 2011, July 15, 2011, and July 15, 2012, respectively. As of June 30, 2009, the conversion prices and the numbers of shares used to determine the aggregate consideration that would be delivered upon conversion of our convertible debentures were as follows:

	Conversion Price	Number of Shares

3.5% Senior Convertible Debentures due 2034	$21.06	401,040
4.0% Senior Subordinated Convertible Debentures due 2034	21.06	15,268,284
7.25% Senior Subordinated Convertible Debentures due 2037	27.09	9,226,975

For the three and six months ended June 30, 2009 and 2008, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		($ in thousands)

Interest expense recognized on:
Contractual interest coupon	$7,820	$8,691	$16,143	$17,381
Amortization of deferred financing fees	293	550	810	1,091
Amortization of debt discount	2,547	4,546	6,844	9,014

Total interest expense recognized	$10,660	$13,787	$23,797	$27,486

Effective interest rate on the liability component:
3.5% Senior Convertible Debentures due 2034	7.25%	7.25%	7.25%	7.25%
4.0% Senior Subordinated Convertible Debentures due 2034	7.68%	7.68%	7.68%	7.68%
7.25% Senior Subordinated Convertible Debentures due 2037	7.79%	7.79%	7.79%	7.79%

As of January 1, 2008, the cumulative effect of accounting change, net of tax, due to the retrospective implementation of FSP APB 14-1 increased accumulated deficit by $15.1 million.

FHLB Borrowings and FRB Credit Program

As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of June 30, 2009 equal to 15% of CapitalSource Bank’s total assets. As of June 30, 2009, the maximum financing under this formula was $875.1 million. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of June 30, 2009, CapitalSource Bank had $813.3 million in borrowing capacity with the FHLB based on pledged collateral. Unused borrowing capacity was $611.6 million, reflecting $200.0 million of principal outstanding and a letter of credit in the amount of $0.8 million. There were no outstanding FHLB borrowings as of December 31, 2008.

In June 2009, CapitalSource Bank was approved for the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of June 30, 2009, collateral with a principal balance of $103.0 million and a fair value of $94.7 million had been pledged under this program, but there were no borrowings outstanding.

Debt Covenants

The Parent Company is required to comply with financial and non-financial covenants under our indebtedness, including, without limitation, with respect to restricted payments, limitations on permitted investments, interest coverage, minimum tangible net worth, leverage, maximum delinquent and charged-off loans and servicing standards. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to transfer servicing to another servicer, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness. A default under our recourse indebtedness could trigger cross-default provisions in our other debt facilities and a default under some of our non-recourse indebtedness would trigger cross-default provisions in other non-recourse debt.

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

During the three and six months ended June 30, 2009, we obtained waivers and extensions of previously obtained waivers with respect to some of our other indebtedness to avoid potential events of default and executed amendments with respect to some of our indebtedness. We believe we are in compliance with our financial covenants as of June 30, 2009.

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

Note 12.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the six months ended June 30, 2009 was as follows:

Outstanding as of December 31, 2008	282,804,211
Issuance of common stock	19,905,236
Share repurchase	(639,400)
Restricted stock and other stock grants, net	1,236,793

Outstanding as of June 30, 2009	303,306,840

Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) for current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three and six months ended June 30, 2009, we did not issue any shares of common stock pursuant to the direct purchase or waiver features of the DRIP. For the three and six months ended June 30, 2008, we recorded $50.0 million and $198.2 million, respectively, related to the direct purchase of 3.3 million and 15.4 million shares of our common stock, respectively, pursuant to the DRIP. During the three and six months ended June 30, 2009, we retained approximately $30,000 and $52,000, respectively, related to cash dividends reinvested in 6,786 shares and 22,127 shares of our common stock, respectively, pursuant to the DRIP. For the three and six months ended June 30, 2008, we retained proceeds of $14.7 million and $35.8 million, respectively, related to cash dividends reinvested in 1.4 million and 3.4 million shares of our common stock, respectively, pursuant to the DRIP.

Share Repurchase Plan

In March 2009, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock through open market purchases or privately negotiated transactions from time to time for a period of up to two years. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. During the six months ended June 30, 2009, we purchased 639,400 shares of our common stock under the share repurchase plan, at a weighted average price of $1.22 per share for a total purchase price of $781,507. All shares purchased under the share purchase plan were retired upon settlement in April 2009. Our ability to repurchase additional shares may be limited by the terms of our senior secured notes due 2014, and there is no assurance that we will repurchase additional shares.

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

Note 13.	Income Taxes

We revoked our real estate investment trust (“REIT”) election effective January 1, 2009 and recognized the resulting deferred tax effects in our consolidated financial statements as of December 31, 2008. While we were a REIT, we were required to distribute at least 90% of our REIT taxable income to our shareholders and meet various other requirements imposed by the Internal Revenue Code (the “Code”), through actual operating results, asset holdings, distribution levels, and diversity of stock ownership. While a REIT, we generally were not subject to federal corporate-level income tax on the earnings distributed to shareholders. We were subject to federal corporate-level tax on the earnings we derived from our taxable REIT subsidiaries. While we were a REIT, we were still subject to foreign, state and local taxation in various foreign, state and local jurisdictions.

We provide for income taxes as a “C” corporation on income earned from operations. Certain of our subsidiaries do not participate in the filing of a consolidated federal tax return and as a result have taxable income that is not offset by losses of other entities. The group continues to be subject to federal, foreign, state and local taxation in various jurisdictions.

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

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All evidence, both positive and negative, is evaluated when making this determination. Items considered in this analysis include the ability to carry back losses to recoup taxes previously paid, the reversal of temporary differences, tax planning strategies, historical financial performance, expectations of future earnings and the length of statutory carryforward periods. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences.

As a result of continued operating losses incurred in the second quarter at certain of our taxable entities, we determined there was significant negative evidence with respect to our ability to realize a portion of the deferred tax assets of such entities. Accordingly, we established a valuation allowance of approximately $137.0 million related thereto during the second quarter of 2009. Although realization is not assured, we believe it is more likely than not that the remaining recognized net deferred tax asset of approximately $142.0 million as of June 30, 2009 will be realized.

We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal. The amount of our net deferred tax assets that are considered realizable could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to further deterioration in market conditions.

During the three and six months ended June 30, 2009, we recorded $91.2 million and $37.8 million of income tax expense, respectively. For the three and six months ended June 30, 2008, we recorded $37.2 million and $40.3 million, respectively, of income tax expense. The effective income tax rate on our consolidated net (loss)

income was (58.7)% and (12.1)% for the three and six months ended June 30, 2009, respectively, and 37.4% and 36.9% for the three and six months ended June 30, 2008, respectively.

We are subject to examinations by the United States and various state, local and foreign tax jurisdictions for tax years 2004 forward. We are currently under examination by certain states for the tax years 2005 and 2004, and have been notified by the Internal Revenue Service and certain states of their intention to audit tax years 2008, 2007 and 2006.

Note 14.	Comprehensive (Loss) Income

Comprehensive (loss) income for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)

Net (loss) income	$(246,569)	$62,311	$(350,889)	$68,852
Unrealized losses on available-for-sale securities, net of tax	(6,877)	(718)	(6,389)	(5,021)
Unrealized gains on foreign currency translation, net of tax	18,424	366	8,918	10,128
Loss on cash flow hedges, net of tax	(22)	(22)	(42)	(776)

Comprehensive (loss) income	(235,044)	61,937	(348,402)	73,183
Comprehensive (loss) income attributable to noncontrolling interests	(22)	283	(38)	1,580

Comprehensive (loss) income attributable to CapitalSource Inc.	$(235,022)	$61,654	$(348,364)	$71,603

Accumulated other comprehensive income, net, as of June 30, 2009 and December 31, 2008 was as follows:

	June 30,	December 31,
	2009	2008
	($ in thousands)

Unrealized gain on available-for-sale securities, net of tax	$1,079	$7,468
Unrealized gain on foreign currency translation, net of tax	10,375	1,457
Unrealized gain on cash flow hedge, net of tax	128	170
Effect of adoption of FSP FAS 115-2	(397)	—

Accumulated other comprehensive income, net	$11,185	$9,095

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Net (Loss) Income Per Share Attributable to CapitalSource Inc.

The computations of basic and diluted net (loss) income per share attributable to CapitalSource Inc. for the three and six months ended June 30, 2009 and 2008, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in thousands, except per share data)

Basic net (loss) income per share attributable to CapitalSource Inc.:
Net (loss) income attributable to CapitalSource Inc.	$(246,547)	$62,028	$(350,851)	$67,272
Average shares — basic	299,452,870	235,076,287	294,818,311	227,580,584
Basic net (loss) income per share attributable to CapitalSource Inc.	$(0.82)	$0.26	$(1.19)	$0.30

Diluted net (loss) income per share attributable to CapitalSource Inc.:
Net (loss) income attributable to CapitalSource Inc.	$(246,547)	$62,028	$(350,851)	$67,272
Average shares — basic	299,452,870	235,076,287	294,818,311	227,580,584
Effect of dilutive securities:
Option shares	—	72,268	—	82,885
Unvested restricted stock	—	1,165,813	—	1,196,722
Stock units	—	130,862	—	109,047

Average shares — diluted	299,452,870	236,445,230	294,818,311	228,969,238

Diluted net (loss) income per share attributable to CapitalSource Inc.	$(0.82)	$0.26	$(1.19)	$0.29

The weighted average shares that have an antidilutive effect in the calculation of diluted net (loss) income per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock units	2,478,268	—	2,343,646	—
Stock options	4,370,395	8,703,256	5,764,205	8,715,502
Non-managing member units	—	740,590	—	1,359,834
Shares subject to a written call option	2,239,404	7,401,420	4,732,547	7,401,420
Unvested restricted stock	3,139,027	—	3,043,032	—

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended June 30, 2008, the conversion premiums on the debentures were considered to be antidilutive based on their conversion prices. As of June 30, 2008, the conversion prices of the debentures were as follows:

3.5% Senior Convertible Debentures due 2034	$21.63
1.25% Senior Convertible Debentures due 2034	20.69
4.0% Senior Subordinated Convertible Debentures due 2034	21.63
1.625% Senior Subordinated Convertible Debentures due 2034	20.69
7.25% Senior Subordinated Convertible Debentures due 2037	27.09

Note 16.	Bank Regulatory Capital

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

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval orders from the FDIC, CapitalSource Bank must be both “well capitalized” and at all times have a total risk-based capital ratio of 15%, a Tier-1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. CapitalSource Bank’s capital ratios and the minimum requirement as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009				December 31, 2008
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)

Tier-1 Leverage	$695,366	12.46%	$278,991	5.00%	$794,622	13.38%	$296,876	5.00%
Tier-1 Risk-Based Capital	695,366	15.51	269,040	6.00	794,622	16.30	292,489	6.00
Total Risk-Based Capital	751,890	16.77	672,599	15.00	850,318	17.44	731,222	15.00

The California Department of Financial Institutions (the “DFI”) approval order requires that CapitalSource Bank, during the first three years of operations, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of at least 10.0%. As of June 30, 2009 and December 31, 2008, CapitalSource Bank satisfied the DFI capital ratio requirement with a ratio of 12.49% and 12.0%, respectively.

Note 17.	Commitments and Contingencies

As of June 30, 2009 and December 31, 2008, we had issued $187.5 million and $183.5 million, respectively, in letters of credit which expire at various dates over the next five years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had a carrying amount totaling $6.6 million and $5.9 million, as reported in other liabilities in our consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009 and December 31, 2008, we had unfunded commitments to extend credit to our clients of $3.0 billion and $3.6 billion, respectively. Included in these amounts were unfunded commitments to extend credit by CapitalSource Bank of $781.9 million and $777.7 million as of June 30, 2009 and December 31, 2008, respectively.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of June 30, 2009, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded in our consolidated balance sheet as of June 30, 2009.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 18.	Derivative Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of June 30, 2009, none of our derivatives were designated as hedging instruments pursuant to GAAP.

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

Interest rate swaps are contracts in which a series of interest rate cash flows, based on a specific notional amount as well as fixed and variable interest rates, are exchanged over a prescribed period. To minimize the economic effect of interest rate fluctuations specific to our fixed rate debt, certain sale-leaseback transactions and certain fixed rate loans, we enter into interest rate swap agreements whereby we pay a fixed interest rate and receive a variable interest rate over a prescribed period. The notional amount of the derivative instruments related to these exposures was approximately $306.4 million as of June 30, 2009.

We also enter into basis swaps to eliminate risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest rate risk typically by converting our prime rate loans to a one-month LIBOR rate. The objective of the basis swap activity is to protect us from risk that interest collected under the prime rate loans will not be sufficient to service the interest due under the one-month LIBOR based term debt. The notional amount of basis swaps related to these exposures was approximately $726.1 million as of June 30, 2009.

We have entered into forward exchange contracts to hedge anticipated loan syndications and foreign currency denominated loans we originate against foreign currency fluctuations. The objective is to manage the uncertainty of future foreign exchange rate fluctuations by contractually locking in current foreign exchange rates for the settlement of the anticipated future cash flows. These forward exchange contracts provide for a fixed exchange rate which has the effect of locking in the anticipated cash flows to be received from the loan syndication and the foreign currency-denominated loans. The notional amount of our foreign exchange contracts was approximately $47.7 million as of June 30, 2009.

During the first quarter of 2009, we also used derivative instruments to hedge interest rate risks related to our residential mortgage investment portfolio. However, as noted in Note 7, Investments, we unwound all of these derivatives in connection with the sale of our Agency RMBS portfolio.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of June 30, 2009, our gross derivative counterparty exposures, based on the positive fair value of our derivative instruments was $19.5 million. Our master netting agreements with our counterparties reduced this gross exposure by $19.2 million, resulting in a net exposure of $0.3 million as of June 30, 2009. We report our derivatives in our consolidated balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held no collateral against our derivative instruments as of June 30, 2009. For derivatives that were in a liability position, we had posted collateral of $56.4 million as of June 30, 2009.

As of June 30, 2009, the fair values of our various derivative instruments as well as their locations in our consolidated balance sheet were as follows:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	($ in thousands)

Interest rate contracts	Other assets	$19,496	Other liabilities	$(83,075)
Foreign exchange contracts	Other assets	—	Other liabilities	(2,724)

Total		$19,496		$(85,799)

The gains and losses on our derivative instruments recognized during the three and six months ended June 30, 2009 as well as the locations of such gains and losses on our consolidated statements of income were as follows:

		Gain (Loss) Recognized in Income
		Three Months Ended	Six Months Ended
	Location	June 30, 2009	June 30, 2009
		($ in thousands)

Interest rate contracts	(Loss) gain on derivatives	$3,353	$405
Interest rate contracts	Gain on residential mortgage investment portfolio	—	862
Foreign exchange contracts	(Loss) gain on derivatives	(4,686)	(2,424)

Total		$(1,333)	$(1,157)

Note 19.	Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our financial assets and liabilities and to determine fair value disclosures. Investment securities, available-for-sale, mortgage-backed securities, warrants and derivatives are recorded at fair value on a recurring basis. In addition, we may be required, in specific circumstances, to measure certain of our assets at fair value on a nonrecurring basis, including investment securities, held to maturity, loans held for sale, loans held for investment, direct real estate investments, real estate owned, and certain other investments.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assets and Liabilities

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consist of Agency discount notes, Agency callable notes, Agency debt, Agency MBS, and Non-agency MBS that are carried at fair value on a recurring basis and classified as available-for-sale securities. The securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. These securities are classified within Level 2 of the fair value hierarchy.

Investment securities, available-for-sale, also include collateralized loan obligations and corporate debt securities which consist primarily of corporate bonds whose values are determined using internally developed valuation models. These models utilize discounted cash flow techniques for which key inputs include the timing and amount of future cash flows and market yields. Market yields are based on comparisons to other instruments for which market data is available. Given the lack of active and observable trading in the market, our corporate debt securities and collateralized loan obligations are classified in Level 3.

Investment securities, available-for-sale, also consist of equity securities which are valued using the stock price of the underlying company in which we hold our investment. Our equity securities are classified in Level 1 or 2 depending on the level of activity within the market.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity consist of commercial mortgage-backed-securities. These securities are recorded at amortized cost and recorded at fair value on a non-recurring basis to the extent we record an other-than-temporary impairment on the securities. As of June 30, 2009, values are determined using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. As of December 31, 2008, the carrying value of these investments approximated fair value as they were purchased in late December 2008. Given the lack of active and observable data trading in the market, these securities are classified within Level 3 of the fair value hierarchy.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value, with fair value adjustments recorded on a nonrecurring basis. The fair value is determined using actual market transactions when available. In situations when market transactions are not available, we use the income approach through internally developed valuation models to

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Key inputs to these valuations also include costs of completion and unit settlement prices for the underlying collateral of the loans. Fair values determined through actual market transactions are classified within Level 2 of the fair value hierarchy, while fair values determined through internally developed valuation models are classified within Level 3 of the fair value hierarchy.

Loans Held for Investment

Loans held for investment are recorded at outstanding principal, net of any deferred fees and unamortized purchase discounts or premiums. We may record fair value adjustments on a nonrecurring basis when we have determined that it is necessary to record a specific reserve against the loans and we measure such specific reserves using the fair value of the loan’s collateral. To determine the fair value of the collateral, we may employ different approaches depending on the type of collateral. Typically, we determine the fair value of the collateral using internally developed models. Our models utilize industry valuation benchmarks, such as multiples of EBITDA, depending on the industry, to determine a value for the underlying enterprise. In certain cases where our collateral is a fixed or other tangible asset, we will periodically obtain a third party appraisal. When fair value adjustments are recorded on these loans, we typically classify them in Level 3 of the fair value hierarchy.

Direct Real Estate Investments, net

Direct real estate investments, net is recorded at the lower of cost, net of accumulated depreciation, or fair value on a nonrecurring basis. When an investment is considered impaired, we determine the fair value of the assets using actual market transactions where available. In situations where market transactions are not available, we use the income approach through internally developed valuation models to estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Fair values determined through actual market transactions are classified within Level 2 of the valuation hierarchy while fair values determined through internally developed valuation models are classified within Level 3. There were no fair value adjustments for direct real estate investments during the second quarter of 2009. The fair value adjustment recorded during the first quarter of 2009 related to assets sold during the three months ended June 30, 2009. For additional information on our direct real estate investments, see Note 9, Direct Real Estate Investments.

Other Investments

Other investments accounted for under the cost or equity methods of accounting are carried at fair value on a nonrecurring basis to the extent that they are determined to be other-than-temporarily impaired during the period. As there is rarely an observable price or market for such investments, we determine fair value using internally developed models. Our models utilize industry valuation benchmarks, such as multiples of EBITDA, depending on the industry, to determine a value for the underlying enterprise. We reduce this value by the value of debt outstanding to arrive at an estimated equity value of the enterprise. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Fair value measurements related to these investments are typically classified within Level 3 of the fair value hierarchy.

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

Real Estate Owned

REO is recorded at its estimated fair value at the time of foreclosure. The fair value of REO is typically determined based upon recent appraisals by third parties, less estimated selling costs, with fair value adjustments recorded on a nonrecurring basis. We may or may not adjust these third party appraisal values based on our own internally developed judgments and estimates. To the extent that third party appraisals are not available, we use the income approach through internally developed valuation models to estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Fair values determined through third party appraisals and through internally developed valuation models are classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of June 30, 2009 were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	June 30, 2009	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale	$829,326	$—	$815,909	$13,417
Investments carried at fair value:
Warrants	5,068	—	—	5,068
Other assets held at fair value:
Derivative assets	19,496	—	19,496	—

Total assets	$853,890	$—	$835,405	$18,485

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$85,799	$—	$85,799	$—

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2008 were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	December 31, 2008	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale	$679,551	$—	$642,927	$36,624
Mortgage-backed securities pledged, trading	1,489,291	—	1,489,291	—
Investments carried at fair value:
Warrants	4,661	—	—	4,661
Other assets held at fair value:
Derivative assets	206,979	—	206,979	—

Total assets	$2,380,482	$—	$2,339,197	$41,285

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$342,784	$—	$342,784	$—

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended June 30, 2009 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total				Unrealized
				Realized	Purchases,			(Losses)
			Included in	and	Sales,			Gains
	Balance as of		Other	Unrealized	Issuances, and	Transfers	Balance as of	As of
	April 1,	Included in	Comprehensive	(Losses)	Settlements,	In (Out)	June 30,	June 30,
	2009	Income	Income, net	Gains	Net	of Level 3	2009	2009
	($ in thousands)

Assets
Investment securities, available-for-sale	$23,916	$49	$(1,212)	$(1,163)	$(9,336)	$—	$13,417	$(328)
Warrants	4,596	152	—	152	320	—	5,068	152

Total assets	$28,512	$201	$(1,212)	$(1,011)	$(9,016)	$—	$18,485	$(176)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended June 30, 2008 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total	Purchases,			Unrealized
			Included in	Realized	Sales,		Balance as	Losses
	Balance as of		Other	and	Issuances, and	Transfers	of	As of
	April 1,	Included in	Comprehensive	Unrealized	Settlements,	In (Out)	June 30,	June 30,
	2008	Income	Income, net	Losses	Net	of Level 3	2008	2008
	($ in thousands)

Assets
Investment securities, available-for-sale	$55,084	$412	$(1,114)	$(702)	$(1,059)	$—	$53,323	$(1,760)
Warrants	9,917	(983)	(2)	(985)	(1,032)	—	7,900	(69)

Total assets	$65,001	$(571)	$(1,116)	$(1,687)	$(2,091)	$—	$61,223	$(1,829)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three months ended June 30, 2009, reported in loss on investments, net, gain (loss) on residential mortgage investment portfolio, and (loss) gain on derivatives were as follows:

			Gain (Loss) on
	Interest	Loss on	Residential Mortgage	(Loss) Gain on
	Income	Investments, net	Investment Portfolio	Derivatives
	($ in thousands)

Total gains (losses) included in earnings for the period	$236	$(35)	$—	$—
Unrealized gains (losses) relating to assets still held at reporting date	236	(411)	$—	$—

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 included in income for the three months ended June 30, 2008, reported in loss on investments, net, gain (loss) on residential mortgage investment portfolio, and (loss) gain on derivatives were as follows:

			Gain (Loss) on
	Interest	Loss on	Residential Mortgage	(Loss) Gain on
	Income	Investments, net	Investment Portfolio	Derivatives
	($ in thousands)

Total gains (losses) included in earnings for the period	$2,508	$(1,117)	$(1,963)	$—
Unrealized gains (losses) relating to assets still held at reporting date	1,451	(203)	(1,963)	—

A summary of the changes in the fair values of assets and liabilities carried at fair value for the six months ended June 30, 2009, that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		(Losses) Gains
				Total	Purchases,			Unrealized
				Realized	Sales,			(Losses)
			Included in	and	Issuances,			Gains
	Balance as of		Other	Unrealized	and	Transfers	Balance as of	As of
	January 1,	Included in	Comprehensive	(Losses)	Settlements,	In (Out)	June 30,	June 30,
	2009	Income	Income, net	Gains	Net	of Level 3	2009	2009
	($ in thousands)

Assets
Investment securities, available-for-sale	$36,624	$(12,205)	$(1,301)	$(13,506)	$(9,701)	$—	$13,417	$(848)
Warrants	4,661	87	—	87	320	—	5,068	87

Total assets	$41,285	$(12,118)	$(1,301)	$(13,419)	$(9,381)	$—	$18,485	$(761)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the six months ended June 30, 2008 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gains (Losses)						Unrealized
				Total	Purchases,			(Losses)
			Included in	Realized	Sales,			Gains
	Balance as of		Other	and	Issuances and	Transfers	Balance as of	As of
	January 1,	Included in	Comprehensive	Unrealized	Settlements,	In (Out)	June 30,	June 30,
	2008	Income	Income, net	Losses	Net	of Level 3	2008	2008
	($ in thousands)

Assets
Investment securities, available-for-sale	$13,198	$1,553	$(8,223)	$(6,670)	$46,795	$—	$53,323	$(8,775)
Warrants	8,994	(44)	(18)	(62)	(1,032)	—	7,900	531

Total assets	$22,192	$1,509	$(8,241)	$(6,732)	$45,763	$—	$61,223	$(8,244)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the six months ended June 30, 2009, reported in loss on investments, net, gain (loss) on residential mortgage investment portfolio, and (loss) gain on derivatives were as follows:

			Gain (Loss) on
	Interest	Loss on	Residential Mortgage	(Loss) Gain on
	Income	Investments, net	Investment Portfolio	Derivatives
	($ in thousands)

Total gains (losses) included in earnings for the period	$587	$(12,706)	$—	$—
Unrealized gains (losses) relating to assets still held at reporting date	587	(1,349)	$—	$—

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the six months ended June 30, 2008 reported in loss on investments, net, gain (loss) on residential mortgage investment portfolio, and (loss) gain on derivatives were as follows:

			Gain (Loss) on
	Interest	Loss on	Residential Mortgage	(Loss) Gain on
	Income	Investments, net	Investment Portfolio	Derivatives
	($ in thousands)

Total gains (losses) included in earnings for the period	$4,482	$(351)	$(2,623)	$—
Unrealized gains (losses) relating to assets still held at reporting date	2,377	224	(2,623)	—

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The fair values of such assets classified by their position in the fair value hierarchy and the gains (losses) related to those assets recorded during the three and six months ended June 30, 2009 were as follows:

		Quoted Prices in			Total Losses
	Fair Value	Active Markets	Significant Other	Significant	Three Months	Six Months
	Measurement as of	for Identical	Observable Inputs	Unobservable	Ended	Ended
	June 30, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)	June 30, 2009	June 30, 2009
	($ in thousands)

Assets
Loans held for sale	$56,186	$—	$56,186	$—	$(8,364)	$(8,385)
Loans held for investment(1)	340,378	—	—	340,378	(113,188)	(194,317)
Investments carried at cost	12,318	—	—	12,318	(2,586)	(4,617)
Investments accounted for under the equity method	689	—	158	531	—	(754)
REO(2)	70,917	—	—	70,917	(597)	(15,596)

Total assets	$480,488	$—	$56,344	$424,144	$(124,735)	$(223,669)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

(2)	Represents REO measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of assets carried at fair value on a nonrecurring basis classified by their position in the fair value hierarchy and the losses related to these assets recorded during the three and six months ended June 30, 2008 were as follows:

		Quoted Prices in			Total Losses
	Fair Value	Active Markets	Significant Other	Significant	Three Months	Six Months
	Measurement as of	for Identical	Observable Inputs	Unobservable	Ended	Ended
	June 30, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)	June 30, 2008	June 30, 2008
	($ in thousands)

Assets
Loans held for investment(1)	$91,888	$—	$—	$91,888	$(13,684)	$(18,414)
Investments carried at cost	2,572	—	—	2,572	(3,023)	(3,920)
Investments accounted for under the equity method	8,062	—	—	8,062	(214)	(214)

Total assets	$102,522	$—	$—	$102,522	$(16,921)	$(22,548)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs. Transaction costs were not significant during the period.

Fair Value of Financial Instruments

GAAP requires the disclosure of the estimated fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of our financial instruments are described above and in Note 25, Fair Value Measurements, in our Form 10-K.

The table below provides fair value estimates for our financial instruments as of June 30, 2009 and December 31, 2008, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and those which are recorded at fair value on a recurring basis.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)

Assets:
Mortgage-related receivables, net	$1,626,387	$1,018,643	$1,801,535	$1,005,639
Commercial real estate “A” participation, net	887,569	881,128	1,396,611	1,266,921
Loans held for investment	8,280,600	8,078,641	8,798,590	7,902,886
Investments carried at cost	59,725	78,488	61,279	81,237
Investment securities, held-to-maturity	219,154	239,634	14,389	14,389
Liabilities:
Deposits	$4,547,939	$4,550,875	$5,043,695	$5,066,874
Credit facilities	1,249,698	1,100,698	1,445,062	1,343,512
Owner Trust term debt	1,600,061	1,014,207	1,724,914	997,611
Other term debt	3,170,291	2,057,838	3,613,542	2,135,646
Convertible debt	556,106	432,283	729,474	455,368
Subordinated debt	438,959	219,480	438,799	219,400
Mortgage debt	327,619	271,999	330,311	275,995
Loan commitments and letters of credit	—	38,645	—	45,488

Note 20.	Segment Data

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

For the three and six months ended June 30, 2008, we presented financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Beginning in the third quarter of 2008, we changed the name of our Commercial Finance segment to Commercial Banking to incorporate depository products and services of CapitalSource Bank. Beginning in the first quarter of 2009, changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Banking segment being disaggregated into the CapitalSource Bank and Other Commercial Finance segments and the results of our Residential Mortgage Investment segment being combined into the Other Commercial Finance segment. We have reclassified all comparative prior period segment information to reflect our current segments.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2009
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank(1)	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$72,796	$153,688	$97	$(4,200)	$222,381
Operating lease income	—	—	27,406	—	27,406
Interest expense(2)	30,551	77,215	5,524	(2,425)	110,865
Provision for loan losses	90,470	113,377	—	—	203,847
Operating expenses(3)	26,202	50,573	11,676	(10,691)	77,760
Other income (expense), net	8,364	(11,277)	1,005	(10,797)	(12,705)

Net (loss) income before income taxes	(66,063)	(98,754)	11,308	(1,881)	(155,390)
Income tax expense (benefit)	4,781	89,702	(3,304)	—	91,179

Net (loss) income	(70,844)	(188,456)	14,612	(1,881)	(246,569)
Net loss attributable to noncontrolling interests	—	(22)	—	—	(22)

Net (loss) income attributable to CapitalSource Inc.	$(70,844)	$(188,434)	$14,612	$(1,881)	$(246,547)

Total assets as of June 30, 2009	$5,715,127	$8,598,141	$1,038,829	$(245,866)	$15,106,231

Total assets as of December 31, 2008	$6,137,197	$11,526,255	$1,059,031	$(302,851)	$18,419,632

	Three Months Ended June 30, 2008
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank(1)	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$—	$299,144	$354	$(4,009)	$295,489
Operating lease income	—	—	24,210	—	24,210
Interest expense(2)	—	151,265	10,859	(4,009)	158,115
Provision for loan losses	—	31,674	—	—	31,674
Operating expenses(3)	—	59,262	11,380	—	70,642
Other income (expense), net	—	41,702	(1,416)	—	40,286

Net income before income taxes	—	98,645	909	—	99,554
Income tax expense	—	37,243	—	—	37,243

Net income	—	61,402	909	—	62,311
Net (loss) income attributable to noncontrolling interests	—	(369)	652	—	283

Net income attributable to CapitalSource Inc.	$—	$61,771	$257	$—	$62,028

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2009
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank(1)	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$150,220	$332,148	$182	$(7,086)	$475,464
Operating lease income	—	—	55,286	—	55,286
Interest expense(2)	68,964	166,478	11,281	(4,823)	241,900
Provision for loan losses	115,461	243,653	—	—	359,114
Operating expenses(3)	49,942	106,717	23,263	(23,883)	156,039
Other income (expense), net	17,925	(83,042)	2,370	(24,085)	(86,832)

Net (loss) income before income taxes	(66,222)	(267,742)	23,294	(2,465)	(313,135)
Income tax expense	4,716	31,679	1,359	—	37,754

Net (loss) income	(70,938)	(299,421)	21,935	(2,465)	(350,889)
Net loss attributable to noncontrolling interests	—	(38)	—	—	(38)

Net (loss) income attributable to CapitalSource Inc.	$(70,938)	$(299,383)	$21,935	$(2,465)	$(350,851)

	Six Months Ended June 30, 2008
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank(1)	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$—	$643,043	$847	$(6,435)	$637,455
Operating lease income	—	—	51,900	—	51,900
Interest expense(2)	—	333,367	21,655	(6,435)	348,587
Provision for loan losses	—	37,333	—	—	37,333
Operating expenses(3)	—	115,598	22,553	—	138,151
Other expense, net	—	(54,697)	(1,416)	—	(56,113)

Net income before income taxes	—	102,048	7,123	—	109,171
Income tax expense	—	40,319	—	—	40,319

Net income	—	61,729	7,123	—	68,852
Net (loss) income attributable to noncontrolling interests	—	(486)	2,066	—	1,580

Net income attributable to CapitalSource Inc.	$—	$62,215	$5,057	$—	$67,272

(1)	CapitalSource Bank segment reflects activities of CapitalSource Bank, which commenced operations on July 25, 2008.

(2)	Interest expense in our Healthcare Net Lease segment includes interest on its secured credit facility and mortgage debt.

(3)	Operating expenses of our Healthcare Net Lease segment include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses.

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

Note 21.	Subsequent Events

We have conducted our subsequent events review through August 10, 2009.

Amendment of Syndicated Bank Credit Facility

In July 2009, we entered into Amendment No. 8 to Credit Agreement dated as of March 14, 2006, as amended as of June 30, 2006, December 20, 2006, June 29, 2007, December 19, 2007, June 26, 2008, December 23, 2008 and February 25, 2009 (the “Amendment”) by and among CapitalSource Inc., as Initial Borrower, CapitalSource TRS LLC, CapitalSource Finance LLC, CSE Mortgage LLC, CapitalSource SF TRS LLC, CapitalSource International Inc., CapitalSource Finance II LLC, CapitalSource CF LLC, CSE CHR Holdco LLC, CSE CHR Holdings LLC and CS Funding IX Depositor LLC, the banks and other financial institutions parties thereto, Wachovia Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, and Bank of America, N.A., as Issuing Lender (as amended to date, the “Agreement”).

The primary purpose of the Amendment was to extend the maturity date on a portion of the commitments. Pursuant to the Amendment, lenders representing 86.45% of the $900.0 million of commitments under the Agreement agreed, subject to certain conditions, become extending lenders with commitments that mature on March 31, 2012 in lieu of March 13, 2010. Commencing April 30, 2010, the extending lenders’ commitments are required to be reduced in monthly installments of approximately $20 million. This extension became effective in July 2009, following our issuance of debt that shares in the collateral securing the Agreement and our having paid $300.0 million to reduce the commitments of the extending lenders to approximately $478.0 million. The non-extending lenders’ commitments are approximately $122.0 million and mature on March 13, 2010, subject to mandatory commitment reductions as described below.

In addition to the extension provisions, among other things, the Amendment:

•	provides that the loan commitments of non-extending lenders will be reduced to $94.9 million on December 31, 2009 and to zero on March 13, 2010;

•	deletes the requirement to maintain minimum senior unsecured debt ratings;

•	deletes financial maintenance covenants relating to portfolio charged off ratios;

•	replaces the existing minimum interest coverage ratio test with an interest coverage test that is calculated prior to giving effect to our provision for loan losses;

•	adds certain provisions relating to issuance of indebtedness prior to September 30, 2009, including, among other things, (1) provisions permitting the sharing of collateral with such indebtedness, (2) limitations on our ability to make payments in respect of such indebtedness (other than scheduled interest payments and certain prepayments), (3) a cross-default provision to such indebtedness and (4) a provision that incorporates more restrictive terms of such indebtedness into the terms of the Agreement; and

•	provides for certain reductions of the sub-facilities relating to swing-line borrowings, letters of credit and foreign currency associated with reductions in the aggregate credit facility amount.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Offering

In July 2009, we sold approximately 20.1 million shares of our common stock in an underwritten public offering at a price of $4.10 per share, including the approximately 2.6 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of approximately $77.8 million, which were used to repay indebtedness and for general corporate purposes.

Senior Secured Notes

In July 2009, we issued $300.0 million principal amount of 12.75% First Priority Senior Secured Notes due in July 2014 (the “Notes”) at an issue price of 93.966% in a private offering to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933 (the “Securities Act”) and outside the United States in reliance on Regulation S under the Securities Act. On July 27, 2009, we entered into an indenture dated as of July 27, 2009 (the “Indenture”), by and among CapitalSource, Inc., the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (the “Trustee”), pursuant to which we issued the Notes. We received net proceeds of $273.5 million from the issuance of the notes, which were used to reduce the commitments of the extending lenders under our syndicated bank secured credit facility.

The Notes are guaranteed on a senior secured basis by CapitalSource Finance LLC, our wholly owned subsidiary, and are secured by all of the assets that are pledged by us to secure our syndicated bank credit facility. The Notes contain certain covenants that restrict our ability to, among other things, incur or guarantee additional indebtedness, pay dividends other than those described in the indenture or make other distributions, repurchase or redeem our stock, make investments or certain other restricted payments, create liens or sell assets. The Notes accrue interest at a rate of 12.75% per annum from July 27, 2009. Interest is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2010. The Notes will mature on July 15, 2014. Repayment of the Notes may be accelerated upon the occurrence of events of defaults specified in the Indenture.

We may redeem some or all of the Notes at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. In addition, before July 15, 2012, we may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 112.75% of their principal amount with the net cash proceeds of certain equity offerings. If we undergo a change of control (as defined in the Indenture), sell certain of our assets, or under certain circumstances, receive certain cash proceeds from loan collateral, we may be required to offer to purchase Notes from holders at 101% of their principal amount, in the case of a change of control, or 100% of their principal amount, in the case of asset sales or receipt of loan collateral proceeds. Accrued and unpaid interest on the Notes would also be payable in each of the foregoing events of redemption or purchase.

The Notes are our senior obligations and rank equally in right of payment with all of our existing and future senior indebtedness, including amounts outstanding under our existing senior secured bank credit facility and our outstanding 3.5% Senior Convertible Debentures due 2034. The Notes are guaranteed on a senior secured basis by CapitalSource Finance LLC, a wholly owned subsidiary. The guarantee is the guarantor’s senior obligation and ranks equally in right of payment with all of our existing and future senior indebtedness, including its guarantee of our existing senior secured bank credit facility and our outstanding 3.5% Senior Convertible Debentures due 2034. The Notes are secured on a senior basis, equally and ratably with our existing senior secured bank credit facility and any future senior obligations by substantially all of our and the guarantor’s assets and by secured intercompany notes issued to us by our subsidiaries which are guarantors of the obligations under the existing senior secured bank credit facility but not guarantors of the Notes. These intercompany notes are pledged as part of the security for the Notes.

The Indenture contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries, to incur or guarantee additional indebtedness, pay dividends on, redeem or repurchase our capital stock, make investments or restricted payments, repay subordinated indebtedness, enter into transactions with affiliates, sell assets, create liens, pay dividends and other payments to CapitalSource Inc., designate

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrestricted subsidiaries, issue or sell stock of subsidiaries, and engage in a merger, sale or consolidation. All of the covenants are subject to a number of important qualifications and exceptions under the Indenture. The Indenture does not contain any financial maintenance covenants.

Upon the closing of the sale of the Notes, we became obligated as issuer of $300.0 million aggregate principal amount of senior secured indebtedness under the Notes. The Notes are guaranteed on a senior secured basis by CapitalSource Finance LLC and may be guaranteed on a senior secured basis by certain of our future restricted subsidiaries. The Trustee or holders of at least 25% in principal amount of the outstanding Notes can declare 100% of the principal of, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable immediately if specified events of default occur and are continuing. Events of default include, with certain specified exceptions and qualifications, the following events: the failure to pay the principal of any Note when due and payable at its stated maturity or upon acceleration, redemption or otherwise; the failure to make payment of interest on any Note when due and payable; failure to maintain adequate restricted payment capacity to repay certain subordinated indebtedness; a default in the performance of or breaches of other provisions of the Indenture or any collateral agreement or under the Notes; a default on certain other outstanding indebtedness or a failure to discharge certain judgments; certain events of bankruptcy, insolvency or reorganization relating to us or any significant subsidiary; the failure of certain subsidiary guarantees or intercompany notes to be in full force and effect or the denial by a subsidiary guarantor or intercompany note issuer of its obligations under its guarantee or intercompany note; and the failure of any agreement with respect to the assets securing the Notes as collateral to be in full force and effect with respect to a material portion of the collateral, or to give the collateral agent for the benefit of the holders of the Notes the liens, rights, powers and privileges in any material portion of the collateral. Upon the occurrence of any of the foregoing events of bankruptcy, insolvency or reorganization, payment under the Notes will become immediately due and payable without any act on the part of the Trustee or any holder of the Notes.

The Indenture contains a covenant that generally limits cash dividends and dividends in other property paid on our common stock and other capital stock to amounts that do not exceed the cumulative amount of our consolidated net income (as defined for purposes of the Indenture) plus (i) the net cash proceeds of certain equity offerings, and (ii) the net reduction of specified investments. The Indenture does not restrict payment of a regular quarterly dividend not to exceed $0.01 per share, as adjusted for certain transactions.

Collateral Agreements

In connection with the issuance of the Notes and the pledge of our assets, CapitalSource Inc., the guarantor and certain of our restricted subsidiaries consented to an Intercreditor Agreement, dated as of July 27, 2009 (the “Intercreditor Agreement”), among us, our subsidiaries party thereto, as the other Grantors, Wachovia Bank, National Association, as collateral agent (the “Collateral Agent”) for the First Lien Secured Parties referred to therein and as the Authorized Representative for the Credit Agreement Secured Parties referred to therein, U.S. Bank National Association, as the Authorized Representative for the Notes Secured Parties and Trustee. The rights of the holders of the Notes with respect to the collateral that secures the Notes on a first-priority basis are subject to the Intercreditor Agreement. Under the Intercreditor Agreement, any actions that may be taken with respect to such collateral, including the ability to cause the commencement of enforcement proceedings against the collateral, to control such proceedings and to approve amendments to or releases of the collateral from the lien of, and waive past defaults under, the documents relating to the collateral, generally will be taken by the Collateral Agent at the direction of the lenders under the senior secured bank credit facility, subject to a 90-day standstill period. However, once our outstanding obligations under the Notes exceed the outstanding obligations under our senior secured bank credit facility, the Collateral Agent is required to act upon the instruction of a majority of holders of the aggregate outstanding obligations under the Notes and the senior secured bank credit facility, taken as a whole.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the issuance of the Notes and the pledge of assets as collateral to secure the Notes, CapitalSource, Inc. and certain of its subsidiaries amended two agreements that were originally entered into as of December 23, 2008 in connection with an amendment to our senior secured bank credit facility completed on that date:

•	Amended Security Agreement, amended as of July 27, 2009 (the “Security Agreement”), among CapitalSource, Inc. and certain of its subsidiaries, as guarantors or obligors, in favor of Wachovia Bank, National Association, as Collateral Agent; and

•	Amended Pledge Agreement, amended as of July 27, 2009 (the “Pledge Agreement”), among CapitalSource, Inc. and certain of its subsidiaries, as Pledgors, in favor of Wachovia Bank, National Association, as Collateral Agent, Wells Fargo Bank, National Association, as collateral custodian and CapitalSource Finance LLC, as servicer.

The Security Agreement and the Pledge Agreement establish the terms of the security interests and liens in and on the collateral that secures the Notes as well as our existing senior secured credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about our deposit base, loan portfolios and operations, our liquidity, credit facilities and covenant compliance, our indebtedness, payment obligations and use of proceeds from asset sales, CapitalSource Bank’s capitalization and accessing of financing, our intention to sell assets and monetize the value of our healthcare net lease business, the commercial real estate participation interest (“the “A” Participation Interest”), economic and market conditions for our business, the impact of the U.S. economy on our business and earnings, securitization markets, the performance of our loans, loan yields, the impact of accounting pronouncements, our share repurchase plan, taxes and tax audits and examinations, our unfunded commitments, our intention to originate loans at CapitalSource Bank, our portfolios and activities, our delinquent and impaired loans, our SPEs, risk management, and our valuation allowance with respect to our net deferred tax assets. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “expect,” “estimate,” “plan,” “will,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions may result in increased credit losses and delinquencies in our portfolio; continued or worsening disruptions in economic and credit markets may continue to make it very difficult for us to obtain financing on attractive terms or at all, could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position; movements in interest rates and lending spreads may adversely affect our borrowing strategy; operating CapitalSource Bank under the California and FDIC regulatory regime could be more costly than expected; we may not be successful in operating, maintaining or growing deposits or deploying capital in favorable lending transactions or originating or acquiring assets in accordance with our strategic plan; competitive and other market pressures could adversely affect loan pricing; the nature, extent, and timing of any governmental actions and reforms; the success and timing of other business strategies and asset sales; continued or worsening charge offs, reserves and delinquencies may adversely affect our earnings and financial results; changes in tax laws or regulations could adversely affect our business; hedging activities may result in reported losses not offset by gains reported in our consolidated financial statements; we may not be able to successfully monetize our healthcare net lease business; and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 2, 2009 (“Form 10-K”) and documents filed by us with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

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

Overview and Highlights

We are a commercial lender that, through our wholly owned subsidiary, CapitalSource Bank, provides financial products to middle market businesses and provides depository products and services in southern and central California. Prior to the formation of CapitalSource Bank, CapitalSource Inc. (“CapitalSource,” and together with its subsidiaries other than CapitalSource Bank, the “Parent Company”) conducted its commercial lending business through our other subsidiaries, whereas subsequent to CapitalSource Bank’s formation, substantially all new loans have been originated at CapitalSource Bank and we expect this will continue to be the case for the foreseeable future. Our commercial lending activities in the Parent Company consist primarily of satisfying existing commitments made prior to CapitalSource Bank’s formation. Consequently, we expect that our loans in the Parent Company will gradually runoff while CapitalSource Bank’s loan portfolio will continue to grow.

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

For the three and six months ended June 30, 2008, we presented financial results through three reportable segments: 1) Commercial Finance, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Beginning in the third quarter of 2008, we changed the name of our Commercial Finance segment to Commercial Banking to incorporate depository products and services of CapitalSource Bank. Beginning in the first quarter of 2009, changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Banking segment being disaggregated into the CapitalSource Bank and Other Commercial Finance segments and the results of our Residential Mortgage Investment segment being combined into the Other Commercial Finance segment. We have reclassified all comparative prior period segment information to reflect our new three reportable segments. For financial information about our segments, see Note 20, Segment Data, in our consolidated financial statements for the three and six months ended June 30, 2009.

Through our CapitalSource Bank segment activities, CapitalSource Bank provides a wide range of financial products to middle market businesses and participates in broadly syndicated debt financing for larger businesses, and also offers depository products and services in southern and central California that are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by regulation. As of June 30, 2009, our CapitalSource Bank segment had 297 loans outstanding with an aggregate principal balance of $2.9 billion and held a $887.6 million senior participation interest in the “A” Participation Interest.

Through our Other Commercial Finance segment activities, the Parent Company provides a wide range of financial products to middle market businesses and has participated in broadly syndicated debt financings for larger businesses. As of June 30, 2009, our Other Commercial Finance segment had 745 loans outstanding with an aggregate balance of $6.2 billion.

Through our Healthcare Net Lease segment activities, we invest in income-producing healthcare facilities — principally long-term care facilities in the United States. We provide lease financing to skilled nursing facilities and, to a lesser extent, assisted living facilities, and long term acute care facilities. As of June 30, 2009, this segment held $958.9 million in direct real estate investments comprising 181 healthcare facilities leased to 39 tenants through long-term, triple-net operating leases. We are currently evaluating potential transactions to monetize the value of this business, including debt financings, asset sales and corporate transactions.

Although we have made loans as large as $325 million, as of June 30, 2009, our average loan size was $9.1 million and our average loan exposure by client was $14.2 million. Our loans generally have a maturity of one to five years with a weighted average maturity of 2.4 years as of June 30, 2009. Substantially all of our loans require monthly interest payments at variable rates and, in many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients. As of June 30, 2009, our geographically diverse client base consisted of 664 clients with headquarters in 45 states, the District of Columbia, Puerto Rico and select international locations, primarily in Canada and Europe.

Consolidated Results of Operations

Explanation of Reporting Metrics

Interest Income.  In our CapitalSource Bank segment, interest income represents interest earned on loans, the “A” Participation Interest, investment securities and cash and cash equivalents. In our Other Commercial Finance segment, interest income represents interest earned on loans, coupon interest and the amortization of purchase discounts and premiums on our mortgage-related receivables, which are amortized into income using the interest method, other investments and cash and cash equivalents. Although the majority of our loans charge interest at variable rates that generally adjust daily, we also have loans charging interest at fixed rates. In our Healthcare Net Lease segment, interest income represents interest earned on cash and restricted cash.

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

Interest Expense.  Interest expense is the amount paid on deposits and borrowings, including the amortization of deferred financing fees and debt discounts. In our CapitalSource Bank segment, interest expense includes interest paid to depositors and interest paid on Federal Home Loan Bank System (“FHLB”) borrowings. In our Other Commercial Finance segment, interest expense includes borrowing costs associated with repurchase agreements, secured credit facilities, term debt, convertible debt and subordinated debt. In our Healthcare Net Lease segment, interest expense includes borrowing costs associated with mortgage debt and intercompany debt. The majority of our borrowings charge interest at variable rates based primarily on one-month LIBOR or Commercial Paper (“CP”) rates plus a margin. Our convertible debt, three series of our subordinated debt, our term debt recorded in connection with our investments in mortgage-related receivables and the intercompany debt within our Healthcare Net Lease segment bear a fixed rate of interest. Deferred financing fees, debt discounts and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

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

Other Income.  In our CapitalSource Bank and Other Commercial Finance segments, other (expense) income consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, other-than-temporary impairment charges on investment securities, available for sale, gains (losses) on derivatives, due diligence deposits forfeited, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, servicing income, income from our management of various loans held by third parties and other miscellaneous fees and expenses not attributable to our commercial lending and banking operations. In our Healthcare Net Lease segment, other expense consists of gain (loss) on the sale of assets.

Operating Expenses.  In our CapitalSource Bank and Other Commercial Finance segments, operating expenses include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses, including deposit insurance premiums. In our Healthcare Net Lease segment, operating expenses include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses.

Income Taxes.  We revoked our REIT election effective January 1, 2009 and recognized the resulting deferred tax effects in the consolidated financial statements as of December 31, 2008. We provide for income taxes as a “C” corporation on income earned from operations. Certain of our subsidiaries do not participate in the filing of a consolidated federal tax return and as a result have taxable income that is not offset by losses of other entities. The group continues to be subject to federal, foreign, state and local taxation in various jurisdictions.

Operating Results for the Three and Six Months Ended June 30, 2009

Our results of operations for the three and six months ended June 30, 2009 were impacted by the global recession, a challenging credit market environment and the effect of revoking our REIT election effective January 1, 2009. As further described below, the most significant factors influencing our consolidated results of operations for the three and six months ended June 30, 2009, compared to the equivalent time periods in 2008 were:

•	CapitalSource Bank operations;

•	Increased provision for loan losses;

•	Establishment of a valuation allowance on a portion of our deferred tax assets;

•	Decreased balance of our commercial lending portfolio;

•	Gains and losses on our residential mortgage investment portfolio;

•	Losses on derivatives and other investments in our Other Commercial Finance segment; and

•	Changes in lending and borrowing spreads.

Our consolidated operating results for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	($ in thousands)

Interest income	$197,475	$254,222	$(56,747)	(22)%	$419,162	$562,547	$(143,385)	(25)%
Fee income	24,906	41,267	(16,361)	(40)	56,302	74,908	(18,606)	(25)
Operating lease income	27,406	24,210	3,196	13	55,286	51,900	3,386	7
Interest expense	110,865	158,115	(47,250)	(30)	241,900	348,587	(106,687)	(31)
Provision for loan losses	203,847	31,674	172,173	544	359,114	37,333	321,781	862
Depreciation of direct real estate investments	8,838	8,990	(152)	(2)	17,802	17,906	(104)	(1)
Other operating expenses	68,922	61,652	7,270	12	138,237	120,245	17,992	15
Other (expense) income	(12,705)	40,286	(52,991)	(132)	(86,832)	(56,113)	(30,719)	(55)
Income tax expense	91,179	37,243	53,936	145	37,754	40,319	(2,565)	(6)
Net (loss) income	(246,569)	62,311	(308,880)	(496)	(350,889)	68,852	(419,741)	(610)
Net (loss) income attributable to noncontrolling interests	(22)	283	(305)	(108)	(38)	1,580	(1,618)	(102)
Net (loss) income attributable to CapitalSource Inc.	(246,547)	62,028	(308,575)	(497)	(350,851)	67,272	(418,123)	(622)

Our consolidated yields on income earning assets and the costs of interest bearing liabilities for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,
	2009			2008
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$419,162	6.02%		$562,547	7.43%
Fee income		56,302	0.81		74,908	0.99

Total interest earning assets(1)	$14,037,222	475,464	6.83	$15,184,475	637,455	8.42
Total direct real estate investments	1,064,690	55,286	10.47	1,068,280	51,900	9.74

Total income earning assets	15,101,912	530,750	7.09	16,252,755	689,355	8.51
Total interest bearing liabilities(2)	12,986,164	241,900	3.76	13,674,303	348,587	5.11

Net finance spread		$288,850	3.33%		$340,768	3.40%

Net finance margin			3.86%			4.20%

(1)	Interest earning assets include cash and cash equivalents, restricted cash, investment securities (including mortgage-backed securities), mortgage-related receivables, loans and the “A” Participation Interest.

(2)	Interest bearing liabilities include deposits, FHLB borrowings, repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Other Operating Expenses

During the three months ended June 30, 2009, consolidated other operating expenses increased by $7.3 million over the three months ended June 30, 2008. The increase was due to a $3.8 million increase in administrative expenses, primarily due to FDIC premiums paid by CapitalSource Bank, including a special assessment of $2.5 million, a $3.0 million increase in rental expense resulting from the addition of CapitalSource Bank occupancy expenses, a $2.9 million increase in professional fees, a $2.3 million increase in salaries and benefits resulting from the addition of CapitalSource Bank employees, and a $1.7 million increase in depreciation and amortization expense, primarily resulting from increases in CapitalSource Bank’s fixed assets over the previous year. These increases were partially offset by a $5.5 million decrease in incentive compensation and a $1.4 million decrease in travel and entertainment expenses.

During the six months ended June 30, 2009, consolidated other operating expenses increased by $18.0 million over the six months ended June 30, 2008. The increase was due to a $7.4 million increase in professional fees, a $6.1 million increase in administrative expenses, primarily due to FDIC premiums paid by CapitalSource Bank, a $3.9 million increase in rental expense resulting from the addition of CapitalSource Bank occupancy expenses, a $3.2 million increase in depreciation and amortization expense, primarily resulting from increases in CapitalSource Bank’s fixed assets over the previous year and a $3.1 million increase in salaries and benefits resulting from the addition of CapitalSource Bank employees. These increases were partially offset by a $3.8 million decrease in incentive compensation and a $2.8 million decrease in travel and entertainment expenses.

Income Taxes

During the three and six months ended June 30, 2009, we recorded $91.2 million and $37.8 million, respectively, of income tax expense. For the three and six months ended June 30, 2008, we recorded $37.2 million and $40.3 million, respectively, of income tax expense. The effective income tax rate on our consolidated net (loss) income was (58.7)% and (12.1)% for the three and six months ended June 30, 2009, respectively, and was 37.4% and 36.9% for the three and six months ended June 30, 2008, respectively. The negative effective income tax rates for the three and six month periods in 2009 was caused primarily by the establishment in the second quarter of a valuation allowance of approximately $137.0 million with respect to the deferred tax asset balances at certain of our taxable entities.

Comparison of the Three Months Ended June 30, 2009 and 2008

We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments. All references to loans below include loans held for investment and loans held for sale, including related interest receivable.

CapitalSource Bank Segment

CapitalSource Bank was formed during the third quarter of 2008; as such, only a single period of results is presented for this segment. Our CapitalSource Bank segment operating results for the three months ended June 30, 2009, were as follows ($ in thousands):

Interest income	$66,744
Fee income	6,052
Interest expense	30,551
Provision for loan losses	90,470
Operating expenses	26,202
Other income	8,364
Income tax expense	4,781
Net loss	(70,844)

Interest Income

Total interest income was $66.7 million for the three months ended June 30, 2009, with an average yield on interest earning assets of 4.76%. Interest income on loans was $46.7 million, yielding 6.49% on an average loan balance of $2.9 billion. During the three months ended June 30, 2009, $3.3 million of our accrued interest was reversed on non-accrual loans and negatively impacted the yield by 46 basis points. Interest income on the “A” Participation Interest was $7.4 million, yielding 3.05% on an average balance of $977.6 million. The “A” Participation Interest was purchased at a discount and has a stated coupon equal to one-month LIBOR plus 1.50%. The unamortized discount is accreted into income using the interest method. During the three months ended June 30, 2009, we accreted $2.6 million of discount into interest income on loans in our consolidated statements of income. Changes from one period to the next in actual or expected repayments may have a material impact on our interest income and yield recognized during the period. Interest income from our investments, including available-for-sale and held-to-maturity securities, was $11.7 million, yielding 4.25% on an average balance of $1.1 billion. During the three months ended June 30, 2009, $223.4 million and $128.9 million of our investment securities, available-for-sale and held-to-maturity, respectively, were purchased while $412.4 million and $5.7 million, respectively, of principal repayments were received. Interest income on cash and cash equivalents was $0.9 million for an average yield of 0.55% on an average balance of $628.9 million. Our FHLB San Francisco (“FHLB SF”) stock held during the quarter averaged $20.2 million. We did not receive a dividend on our FHLB SF stock during the second quarter of 2009.

Fee Income

Fee income was $6.1 million for the three months ended June 30, 2009, with an average yield on interest earning assets of 43 basis points.

Interest Expense

Total interest expense for the three months ended June 30, 2009 was $30.6 million. During the three months ended June 30, 2009, our average cost on interest-bearing liabilities was 2.58%. Our average balance of interest-bearing liabilities, consisting of deposits and borrowings, was $4.8 billion during the three months ended June 30, 2009. Our interest expense on deposits for the three months ended June 30, 2009 was $30.0 million with an average cost of deposits of 2.60% on an average balance of $4.6 billion. During the three months ended June 30, 2009, $1.8 billion of our time deposits, including brokered deposits, matured with a weighted average interest rate of 3.34% and $1.6 billion of new time deposits were issued at a weighted average interest rate of 1.78%. Additionally, during the three months ended June 30, 2009, our weighted average interest rate of our liquid account deposits, savings and money market accounts, declined from 1.57% at the beginning of the quarter to 1.40% at end of the quarter. The average balance of time deposits and liquid account deposits was $3.9 billion and $0.7 billion, respectively. Our interest expense on borrowings, primarily consisting of FHLB borrowings, was $0.6 million with an average cost of 1.93% on an average balance of $123.0 million. During the three months ended June 30, 2009, $150.0 million of fixed rate advances, with an original weighted average term of 2.5 years, were secured and no advances matured or were repaid.

Net Finance Margin

The yields of income earning assets and the costs of interest bearing liabilities in this segment for the three months ended June 30, 2009 were as follows:

	Three Months Ended June 30, 2009
	Weighted	Net	Average
	Average	Investment	Yield/
	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$66,744	4.76%
Fee income		6,052	0.43

Total interest earning assets(1)	$5,626,428	72,796	5.19
Total interest bearing liabilities(2)	4,752,385	30,551	2.58

Net finance spread		$42,245	2.61%

Net finance margin			3.01%

(1)	Interest earning assets include cash and cash equivalents, investments, “A” Participation Interest and loans.

(2)	Interest bearing liabilities include deposits and borrowings.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans. For details of activity in our provision for loan losses, see Credit Quality and Allowance for Loan Losses section.

Operating Expenses

Our total operating expense for the three months ended June 30, 2009, were $26.2 million. Included in this amount was $11.0 million in compensation and benefits, $2.2 million in occupancy expense, $1.4 million in depreciation and amortization and $11.6 million in general and administrative expenses, including deposit insurance premiums and intercompany allocations. Total deposit insurance premiums and regulatory assessments for the three months ended June 30, 2009 was $4.3 million, including a special assessment paid to the FDIC of $2.5 million. The FDIC deposit premium assessment rate applicable to CapitalSource Bank during the three months ended June 30, 2009 was 14 basis points. CapitalSource Bank relies on the Parent Company to source loans, provide loan origination due diligence services and perform certain underwriting services. For these services, CapitalSource Bank pays the Parent Company loan sourcing fees based upon the funded amount of each new loan funded by CapitalSource Bank during the period. Based on our accounting policies, we do not capitalize loan sourcing fees and these fees are eliminated in consolidation. CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee. Each sublease arrangement was established based on then market rates for comparable subleases.

Other Income

For the three months ended June 30, 2009, our other income was $8.4 million, primarily consisting of loan servicing fees paid to CapitalSource Bank by the Parent Company. CapitalSource Bank provides loan servicing for loans owned by the Parent Company, and all such loan servicing fees earned by CapitalSource Bank are eliminated in consolidation. During the three months ended June 30, 2009, CapitalSource Bank provided loan servicing to the Parent Company on its average loan portfolio of $7.6 billion, earning $7.8 million in loan servicing fees. Loans and other assets being serviced by CapitalSource Bank for the benefit of others, comprised primarily of the Parent Company’s loans, were $9.2 billion and $9.7 billion as of June 30, 2009 and December 31, 2008, respectively.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, were as follows:

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
	($ in thousands)

Interest income	$133,059	$257,884	$(124,825)	(48)%
Fee income	20,629	41,260	(20,631)	(50)
Interest expense	77,215	151,265	(74,050)	(49)
Provision for loan losses	113,377	31,674	81,703	258
Operating expenses	50,573	59,262	(8,689)	(15)
Other (expense) income	(11,277)	41,702	(52,979)	(127)
Income tax expense	89,702	37,243	52,459	141
Net (loss) income	(188,456)	61,402	(249,858)	(407)
Net loss attributable to noncontrolling interests	(22)	(369)	347	94
Net (loss) income attributable to CapitalSource Inc.	(188,434)	61,771	(250,205)	(405)

Interest Income

The decrease in interest income was primarily due to an increase in non-accrual loans, a decrease in average total interest earning assets and a decrease in yield on average interest earning assets. During the three months ended June 30, 2009, our average balance of interest earning assets decreased by $6.2 billion, or 44.0%, compared to the three months ended June 30, 2008. During the three months ended June 30, 2009, yield on average interest earning assets decreased to 7.84% compared to 8.55% for the three months ended June 30, 2008. This decrease was primarily the result of a decrease in the interest component of yield to 6.79% for the three months ended June 30, 2009, from 7.37% for the three months ended June 30, 2008. The decrease in the interest component of yield was due to a decrease in short-term interest rates, partially offset by an increase in our core lending spread. During the three months ended June 30, 2009, our core lending spread to average one-month LIBOR was 8.59% compared to 7.07% for the three months ended June 30, 2008. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

Fee Income

The decrease in fee income was primarily the result of a decrease in amortization of net deferred fee and prepayment related fee income, which totaled $13.5 million for the three months ended June 30, 2009, compared to $29.4 million for the three months ended June 30, 2008.

Interest Expense

We fund our Other Commercial Finance segment activities largely through debt, and the decrease in interest expense was primarily due to a decrease in average interest bearing liabilities for the segment of $4.9 billion, or 40.1%, primarily due to repayment of the repurchase agreements. Also contributing to the decrease in our interest expense was a decrease in our cost of borrowings which was 4.23% and 4.96% for the three months ended June 30, 2009 and 2008, respectively, as a result of lower LIBOR and CP rates on which interest on our term securitizations and credit facilities is based.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and fee income less interest expense) divided by average income earning assets, was 3.90% for the three months ended June 30, 2009, a decrease of 32 basis points from 4.22% for the three months ended June 30, 2008. The decrease in net finance margin was primarily due to a decrease in interest income resulting from lower leverage partially offset by a decrease in our costs of funds as measured by the spread to short-term market rates on interest such as LIBOR. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 3.61% for the three months ended June 30, 2009, an increase of 2 basis points from 3.59% for the three months ended June 30, 2008. Gross yield is the sum of interest and fee income divided by our average income earning assets. The increase in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in this segment for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009			2008
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$133,059	6.79%		$257,884	7.37%
Fee income		20,629	1.05		41,260	1.18

Total interest earning assets(1)	$7,856,362	153,688	7.84	$14,040,040	299,144	8.55
Total interest bearing liabilities(2)	7,329,372	77,215	4.23	12,234,515	151,265	4.96

Net finance spread		$76,473	3.61%		$147,879	3.59%

Net finance margin			3.90%			4.22%

(1)	Interest earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans. For details of activity in our provision for loan losses, see Credit Quality and Allowance for Loan Losses section.

Operating Expenses

The decrease in operating expenses is due to a decrease in travel and entertainment expenses and incentive compensation, partially offset by an increase in professional fees. Operating expenses as a percentage of average total assets for the segment increased to 2.25% for the three months ended June 30, 2009, from 1.58% for the three months ended June 30, 2008.

Other (Expense) Income, net

The decrease in other (expense) income, net was primarily attributable to a $16.4 million decrease in gains on derivative instruments, to a $1.3 million loss for the three months ended June 30, 2009, from a $15.1 million gain for the three months ended June 30, 2008, a $9.1 million decrease in gains related to sales of Agency RMBS, a $8.2 million decrease in gains on extinguishment of debt, and a $5.9 million decrease in income relating to our equity method investments, to a $0.9 million loss for the three months ended June 30, 2009, from $5.0 million in income for the three months ended June 30, 2008. Also contributing to the decrease was $8.4 million in writedowns related to our loans held for sale and a $4.9 million increase in net losses related to real estate owned (“REO”), to $4.7 million loss for the three months ended June 30, 2009, from a $0.2 million gain for three months ended June 30, 2008. These decreases were partially offset by a $1.3 million increase in gains on sale of assets.

Unrealized losses on derivative instruments were primarily due to the unrealized net change in the fair value of swaps used in hedging certain of our assets and liabilities to minimize our exposure to interest rate movements. We do not apply hedge accounting to these swaps and, as a result, changes in the fair value of such swaps are recognized in net income, while changes in the fair value of the underlying hedged exposures are not.

Healthcare Net Lease Segment

Healthcare Net Lease segment operating results for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, were as follows:

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
	($ in thousands)

Interest income	$97	$347	$(250)	(72)%
Fee income	—	7	(7)	(100)
Operating lease income	27,406	24,210	3,196	13
Interest expense	5,524	10,859	(5,335)	(49)
Depreciation of direct real estate investments	8,838	8,990	(152)	(2)
Other operating expenses	2,838	2,390	448	19
Other income (expense)	1,005	(1,416)	2,421	171
Income tax benefit	(3,304)	—	(3,304)	N/A
Net income	14,612	909	13,703	1,507
Net income attributable to noncontrolling interests	—	652	(652)	(100)
Net income attributable to CapitalSource Inc.	14,612	257	14,355	5,586

Operating Lease Income

During the three months ended June 30, 2009 and 2008, the average balance of direct real estate investments was $1.1 billion for each period.

Interest Expense

The decrease in interest expense was primarily due to a decrease in average borrowings of $139.6 million, or 22.9% and a decrease in the cost of borrowings. Cost of borrowings for the segment was 4.72% and 7.16% for the three months ended June 30, 2009 and 2008, respectively. The overall borrowing spread to average one-month LIBOR for the segment for the three months ended June 30, 2009 was 4.35% compared to 4.57% for the three months ended June 30, 2008.

Depreciation of Direct Real Estate Investments

Depreciation on our direct real estate investments for the three months ended June 30, 2009 was consistent with the corresponding three month period ended June 30, 2008.

Other Operating Expenses

Operating expenses as a percentage of average total assets for the segment increased to 1.09% for the three months ended June 30, 2009, from 0.89% for the three months ended June 30, 2008.

Net Income Attributable to Noncontrolling Interests

The decrease in net income attributable to noncontrolling interests was primarily due to the redemption of certain noncontrolling interests during 2008.

Comparison of the Six Months Ended June 30, 2009 and 2008

We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments. All references to loans below include loans held for sale and loans held for investment, including related interest receivable.

CapitalSource Bank Segment

Our CapitalSource Bank segment operating results for the six months ended June 30, 2009, were as follows ($ in thousands):

Interest income	$139,611
Fee income	10,609
Interest expense	68,964
Provision for loan losses	115,461
Operating expenses	49,942
Other income	17,925
Income tax expense	4,716
Net loss	(70,938)

Interest Income

Total interest income was $139.6 million for the six months ended June 30, 2009, with an average yield on interest earning assets of 4.90%. Interest income on loans was $91.9 million, yielding 6.52% on an average loan balance of $2.8 billion. During the six months ended June 30, 2009, $4.4 million of our accrued interest was reversed on non-accrual loans and negatively impacted the yield by 31 basis points. Interest income on the “A” Participation Interest was $24.6 million, yielding 4.50% on an average balance of $1.1 billion. The “A” Participation Interest was purchased at a discount and has a stated coupon equal to one-month LIBOR plus 1.50%. The unamortized discount is accreted into income using the interest method. During the six months ended June 30, 2009, we accreted $13.6 million of discount into interest income on loans in our consolidated statements of income. Changes from one period to the next in actual or expected repayments may have a material impact on our interest income and yield recognized during the period. Interest income from our investments, including available-for-sale and held-to-maturity securities, was $20.7 million, yielding 4.26% on an average balance of $977.9 million. During the six months ended June 30, 2009, $909.1 million and $205.0 million of our investment securities, available-for-sale and held-to-maturity, respectively, were purchased while $732.3 million and $5.9 million, respectively, of principal repayments were received. Interest income on cash and cash equivalents was $2.4 million for an average yield of 0.62% on an average balance of $803.5 million. Our FHLB SF stock held during the period averaged $20.2 million. We did not receive a dividend on our FHLB SF stock for the first six months of 2009.

Fee Income

Fee income was $10.6 million for the six months ended June 30, 2009, with an average yield on interest earning assets of 37 basis points.

Interest Expense

Total interest expense for the six months ended June 30, 2009 was $69.0 million. During the six months ended June 30, 2009, our average cost on interest-bearing liabilities was 2.87%. Our average balance of interest-bearing liabilities, consisting of deposits and borrowings, was $4.8 billion during the six months ended June 30, 2009. Our interest expense on deposits for the six months ended June 30, 2009 was $68.3 million with an average cost of deposits of 2.89% on an average balance of $4.8 billion. During the six months ended June 30, 2009, $3.3 billion of our time deposits, including brokered deposits, matured with a weighted average interest rate of 3.43% and $2.7 billion of new time deposits were issued at a weighted average interest rate of 1.82%. Additionally, during the six months ended June 30, 2009, our weighted average interest rate of our liquid account deposits, savings and money market accounts, declined from 2.66% at the beginning of the period to 1.40% at end of the period. The average balance of time deposits and liquid account deposits was $4.0 billion and $745.3 million, respectively. Our interest expense on borrowings, primarily consisting of FHLB borrowings, was $0.6 million with an average cost of 1.94% on an average balance of $64.3 million. During the six months ended June 30, 2009, $200.0 million of fixed rate advances, with an original weighted average term of 2.5 years, were secured and no advances matured or were repaid.

Net Finance Margin

The yields of income earning assets and the costs of interest bearing liabilities in this segment for the six months ended June 30, 2009 were as follows:

	Six Months Ended June 30, 2009
	Weighted	Net	Average
	Average	Investment	Yield/
	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$139,611	4.90%
Fee income		10,609	0.37

Total interest earning assets(1)	$5,748,737	150,220	5.27
Total interest bearing liabilities(2)	4,840,100	68,964	2.87

Net finance spread		$81,256	2.40%

Net finance margin			2.85%

(1)	Interest earning assets include cash and cash equivalents, investments, “A” Participation Interest and loans.

(2)	Interest bearing liabilities include deposits and borrowings.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans. For details of activity in our provision for loan losses, see Credit Quality and Allowance for Loan Losses section.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2009, were $49.9 million. Included in this amount was $22.0 million in compensation and benefits, $4.0 million in premises and occupancy expenses,

$2.7 million in depreciation and amortization and $21.3 million in general and administrative expenses, including deposit insurance premiums and intercompany allocations. Total deposit insurance premiums and regulatory assessments for the six months ended June 30, 2009 was $5.9 million, including a special assessment paid to the FDIC of $2.5 million. The FDIC deposit premium assessment rate applicable to CapitalSource Bank during the period was 14 basis points. CapitalSource Bank relies on the Parent Company to source loans, provide loan origination due diligence services and perform certain underwriting services. For these services, CapitalSource Bank pays the Parent Company loan sourcing fees based upon the funded amount of each new loan funded by CapitalSource Bank during the period. Based on our accounting policies, we do not capitalize loan sourcing fees and these fees are eliminated in consolidation. CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee. Each sublease arrangement was established based on then market rates for comparable subleases.

Other Income

For the six months ended June 30, 2009, our other income was $17.9 million, which primarily consisted of loan servicing fees paid to CapitalSource Bank by the Parent Company. CapitalSource Bank provides loan servicing for loans owned by the Parent Company, and all such loan servicing fees earned by CapitalSource Bank are eliminated in consolidation. During the six months ended June 30, 2009, CapitalSource Bank provided loan servicing to the Parent Company on its average loan portfolio of $7.7 billion earning $16.2 million in loan servicing fees. Loans and other assets being serviced by CapitalSource Bank for the benefit of others, comprised primarily of the Parent Company’s loans, were $9.2 billion and $9.7 billion as of June 30, 2009 and December 31, 2008, respectively.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, were as follows:

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
	($ in thousands)

Interest income	$284,192	$568,153	$(283,961)	(50)%
Fee income	47,956	74,890	(26,934)	(36)
Interest expense	166,478	333,367	(166,889)	(50)
Provision for loan losses	243,653	37,333	206,320	553
Operating expenses	106,717	115,598	(8,881)	(8)
Other expense	(83,042)	(54,697)	(28,345)	(52)
Income tax expense	31,679	40,319	(8,640)	(21)
Net (loss) income	(299,421)	61,729	(361,150)	(585)
Net loss attributable to noncontrolling interests	(38)	(486)	448	92
Net (loss) income attributable to CapitalSource Inc.	(299,383)	62,215	(361,598)	(581)

Interest Income

The decrease in interest income was primarily due to an increase in non-accrual loans, a decrease in average total interest earning assets and a decrease in yield on average interest earning assets. During the six months ended June 30, 2009, our average balance of interest earning assets decreased by $6.9 billion or 45.4% compared to the six months ended June 30, 2008. During the six months ended June 30, 2009, yield on average interest earning assets decreased to 8.10% compared to 8.51% for the six months ended June 30, 2008. This decrease was primarily the result of a decrease in the interest component of yield to 6.93% for the six months ended June 30, 2009, from 7.52% for the six months ended June 30, 2008. The decrease in the interest component of yield was due to a decrease in short-term interest rates, partially offset by an increase in our core lending spread. During the six months ended June 30, 2009, our core lending spread to average one-month LIBOR was 8.47% compared to 7.11% for the six months ended June 30, 2008. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

Fee Income

The decrease in fee income was primarily the result of a decrease in amortization of net deferred fee and prepayment related fee income, which totaled $26.6 million for the six months ended June 30, 2009, compared to $52.6 million for the six months ended June 30, 2008.

Interest Expense

We fund our Other Commercial Finance segment activities largely through debt, and the decrease in interest expense was primarily due to a decrease in average interest bearing liabilities for the segment of $5.5 billion, or 41.3%, primarily due to repayment of the repurchase agreements. Also contributing to the decrease in our interest expense was a decrease in our cost of borrowings which was 4.29% and 5.02% for the six months ended June 30, 2009 and 2008, respectively, as a result of lower LIBOR and CP rates on which interest on our term securitizations and credit facilities is based.

Net Finance Margin

Net finance margin was 4.04% for the six months ended June 30, 2009, a decrease of 6 basis points from 4.10% for the six months ended June 30, 2008. The decrease in net finance margin was primarily due to the decrease in interest income offset by a decrease in our costs of funds as measured by a spread to short-term market rates on interest such as LIBOR. Net finance spread was 3.81% for the six months ended June 30, 2009, an increase of 32 basis points from 3.49% for the six months ended June 30, 2008. The increase in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in this segment for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,
	2009			2008
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$284,192	6.93%		$568,153	7.52%
Fee income		47,956	1.17		74,890	0.99

Total interest earning assets(1)	$8,272,665	332,148	8.10	$15,153,501	643,043	8.51
Total interest bearing liabilities(2)	7,817,138	166,478	4.29	13,311,662	333,367	5.02

Net finance spread		$165,670	3.81%		$309,676	3.49%

Net finance margin			4.04%			4.10%

(1)	Interest earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans. For details of activity in our provision for loan losses, see Credit Quality and Allowance for Loan Losses section.

Operating Expenses

The decrease in operating expenses is due to a decrease in travel and entertainment expenses and incentive compensation, partially offset by an increase in professional fees. Operating expenses as a percentage of average total assets for the segment, increased to 2.25% for the six months ended June 30, 2009, from 1.44% for the six months ended June 30, 2008.

Other Expense

The increase in other expenses was primarily attributable to a $24.1 million increase in net losses in equity investments, a $65.3 million increase in losses related to the extinguishment of debt, to a $52.6 million loss for the six months ended June 30, 2009, from a $12.7 million gain for the six months ended June 30, 2008, a $20.7 million increase in losses related to REO. Also contributing to the increase was a $3.1 million increase in losses on the sale of loans and $8.3 million in writedowns on loans held for sale. These increases in other expenses were partially offset by a $21.0 million decrease in net realized and unrealized losses on derivative instruments, a $61.6 million net decrease in losses on unwound derivative instruments and gains related to the sales of Agency RMBS, to a $15.3 million gain for the six months ended June 30, 2009, from a $46.3 million loss for the six months ended June 30, 2008, and a $15.3 million increase in gains on foreign currency exchange.

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

Healthcare Net Lease Segment

Healthcare Net Lease segment operating results for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, were as follows:

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
	($ in thousands)

Interest income	$182	$829	$(647)	(78)%
Fee income	—	18	(18)	(100)
Operating lease income	55,286	51,900	3,386	7
Interest expense	11,281	21,655	(10,374)	(48)
Depreciation of direct real estate investments	17,802	17,906	(104)	(1)
Other operating expenses	5,461	4,647	814	18
Other income (expense)	2,370	(1,416)	3,786	267
Income tax expense	1,359	—	1,359	N/A
Net income	21,935	7,123	14,812	208
Net income attributable to noncontrolling interests	—	2,066	(2,066)	(100)
Net income attributable to CapitalSource Inc.	21,935	5,057	16,878	334

Operating Lease Income

During the six months ended June 30, 2009 and 2008, the average balance of direct real estate investments was $1.1 billion, for each period.

Interest Expense

The decrease in interest expense was primarily due to a decrease in average borrowings of $140.4 million, or 23.0% and a decrease in the cost of borrowings. Cost of borrowings for the segment was 4.84% and 7.12% for the six months ended June 30, 2009 and 2008, respectively. The overall borrowing spread to average one-month LIBOR for the segment for the six months ended June 30, 2009 was 4.42% compared to 4.17% for the six months ended June 30, 2008.

Depreciation of Direct Real Estate Investments

Depreciation on our direct real estate investments for the three months ended June 30, 2009 was consistent with the corresponding three month period ended June 30, 2008.

Other Operating Expenses

Operating expenses as a percentage of average total assets for the segment increased to 1.05% for the six months ended June 30, 2009, from 0.86% for the six months ended June 30, 2008.

Net Income Attributable to Noncontrolling Interests

The decrease in net income attributable to noncontrolling interests was primarily due to the redemption of certain noncontrolling interests during 2008.

Financial Condition

CapitalSource Bank Segment

Portfolio Composition

As of June 30, 2009 and December 31, 2008, the composition of the CapitalSource Bank segment portfolio was as follows:

	June 30,	December 31,
	2009	2008
	($ in thousands)

Investment securities, available-for-sale	$815,689	$642,714
Investment securities, held-to-maturity	219,154	14,389
Commercial real estate “A” Participation Interest, net(1)	889,009	1,400,333
Loans held for investment(1)	2,884,831	2,713,377
FHLB stock	20,195	20,195

Total	$4,828,878	$4,791,008

Deposits	$4,547,939	$5,043,695
FHLB borrowings	200,000	—

Total	$4,747,939	$5,043,695

(1)	Includes related interest receivable.

Investment Securities, Available-for-Sale

As of June 30, 2009 and December 31, 2008, CapitalSource Bank owned $815.7 million and $642.7 million, respectively, in investment securities, available-for-sale. Included in these investment securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), commercial and residential mortgage-backed securities issued by non-government-agencies (“Non-agency MBS”) and corporate debt securities. CapitalSource Bank pledged substantially all of the investment securities, available-for-sale, to the FHLB SF and the Federal Reserve Bank (“FRB”) as a source of borrowing capacity as of June 30, 2009. For further information on our investment securities, available-for-sale, see Note 7, Investments, in our consolidated financial statements for the three and six months ended June 30, 2009.

Investment Securities, Held-to-Maturity

As of June 30, 2009 and December 31, 2008, CapitalSource Bank owned $219.2 million and $14.4 million, respectively, in investment securities, held-to-maturity, consisting of AAA-rated commercial mortgage-backed securities that were purchased at substantial discounts to the par amount. For further information on our investment securities, available-for-sale, see Note 7, Investments, in our consolidated financial statements for the three and six months ended June 30, 2009.

Commercial Real Estate “A” Participation Interest

As of June 30, 2009 and December 31, 2008, the “A” Participation Interest had an outstanding balance of $889.0 million and $1.4 billion, respectively, net of discount. For further information on the “A” Participation Interest, see Note 6, Commercial Lending Assets and Credit Quality, in our consolidated financial statements for the three and six months ended June 30, 2009.

CapitalSource Bank Segment Loan Portfolio Composition

As of June 30, 2009 and December 31, 2008, the CapitalSource Bank loan portfolio, including related interest receivable, had an outstanding balance of $2.9 billion and $2.7 billion, respectively.

As of June 30, 2009 and December 31, 2008, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	June 30, 2009		December 31, 2008
	($ in thousands)

Commercial	$1,916,559	67%	$1,813,414	67%
Real estate	761,420	26	595,751	22
Real estate — construction	206,852	7	304,212	11

Total	$2,884,831	100%	$2,713,377	100%

As of June 30, 2009, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$250,142	$1,412,933	$253,484	$1,916,559
Real estate	188,098	561,186	12,136	761,420
Real estate — construction	57,751	149,101	—	206,852

Total	$495,991	$2,123,220	$265,620	$2,884,831

The CapitalSource Bank loan portfolio bears interest at adjustable rates pegged to an interest rate index plus a specified margin. Approximately 64% of the portfolio is subject to an interest rate floor. Due to low market interest rates, as of June 30, 2009, all except for five loans with interest rate floors were in the money and bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans with floors in the money is 262 basis points. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will largely remain constant until such time as the fully indexed rate of interest on a loan exceeds the applicable floor rate.

As of June 30, 2009, the composition of CapitalSource Bank loan balances by index and by loan type were as follows:

	Loan Type
			Real Estate
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$375,348	$728,968	$206,852	$1,311,168	45%
3-Month LIBOR	107,323	—	—	107,323	4
Prime	706,281	10,831	—	717,112	25
Canadian Prime	19,766	—	—	19,766	1
Blended	705,767	—	—	705,767	24

Total adjustable rate loans	1,914,485	739,799	206,852	2,861,136	99
Fixed rate loans	2,074	21,621	—	23,695	1

Total loans	$1,916,559	$761,420	$206,852	$2,884,831	100%

Credit Quality and Allowance for Loan Losses

As of June 30, 2009 and December 31, 2008, the principal balances of contractually delinquent loans, non-accrual loans and impaired loans in the CapitalSource Bank loan portfolio were as follows:

	June 30,	December 31,
	2009	2008
	($ in thousands)

Loans 30-89 days contractually delinquent	$—	$—
Loans 90 or more days contractually delinquent	5,146	—
Non-accrual loans(1)	85,200	—
Impaired loans(2)	85,200	—

(1)	Includes loans with aggregate principal balances of $5.1 million as of June 30, 2009, which were also classified as loans 90 or more days contractually delinquent. There were no delinquent loans as of December 31, 2008.

(2)	Includes loans with aggregate principal balances of $5.1 million as of June 30, 2009, which were also classified as loans 90 or more days contractually delinquent, and loans with aggregate principal balances of $85.2 million as of June 30, 2009, which were also classified as loans on non-accrual status. There were no non-accrual loans as of December 31, 2008.

The activity in the allowance for loan losses for the three and six months ended June 30, 2009 was follows:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	($ in thousands)

Allowance for loan losses as of beginning of period	$70,573	$55,600
Provision for loan losses:
General	14,900	27,400
Specific	75,570	88,061

Total provision for loan losses	90,470	115,461
Charge offs	(69,510)	(79,528)

Allowance for loan losses as of end of period	$91,533	$91,533

Total gross loans as of end of period	$2,884,831	$2,884,831

Allowance for loan losses ratio	3.17%	3.17%
Provision for loan losses ratio (annualized)	12.58%	8.07%
Net charge off ratio (annualized)	9.66%	5.56%

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

As of June 30, 2009, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

As of June 30, 2009, CapitalSource Bank had two loans that are subject to troubled debt restructurings. As of December 31, 2008, CapitalSource Bank did not have any loans subject to troubled debt restructurings. Loans involved in troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring assuming the loan performs under the restructured terms and the restructured terms were at market.

FHLB SF Stock

As of June 30, 2009 and December 31, 2008, we owned FHLB SF stock with a carrying value of $20.2 million. Investments in FHLB SF stock are recorded at historical cost, which management determines to be a reasonable estimate of fair value. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value with stated notice. The FHLB SF has currently ceased stock repurchases.

Deposits

Total deposits decreased by $495.8 million, or 9.8%, to $4.5 billion as of June 30, 2009 from $5.0 billion as of December 31, 2008. This decrease was primarily attributable to the strategic decision to compete less aggressively on time deposit interest rates.

As of June 30, 2009 and December 31, 2008, a summary of CapitalSource Bank’s deposit portfolio by product type and the maturity of the certificates of deposit portfolio were as follows:

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	($ in thousands)

Money market deposit accounts	$262,587	1.34%	$279,577	2.26%
Savings accounts	494,516	1.43	471,014	2.89
Certificates of deposit	3,790,836	2.42	4,259,153	3.55
Brokered certificates of deposit	—	—	33,951	5.70

Total deposits	$4,547,939	2.25	$5,043,695	3.42

	June 30, 2009
		Weighted
		Average
	Balance	Rate
	($ in thousands)

Remaining maturity of certificates of deposit:
0-3 months	$1,543,097	2.56%
4-6 months	1,115,168	2.55
7-9 months	717,193	2.09
10-12 months	382,190	1.93
Longer than 12 months	33,188	4.25

Total certificates of deposit	$3,790,836	2.42

FHLB Borrowings

FHLB borrowings increased to $200.0 million as of June 30, 2009. CapitalSource Bank did not have FHLB borrowings as of December 31, 2008. The increase in borrowings was primarily for interest rate risk management purposes. The weighted-average remaining maturity of the borrowings was approximately 2.4 years as of June 30, 2009.

As of June 30, 2009, the remaining maturity and the weighted average interest rate of FHLB borrowings were as follows:

		Weighted
		Average
	Balance	Rate
	($ in thousands)

Less than 1 year	$15,000	0.99%
1 to 2 years	74,000	1.40
2 to 3 years	73,000	1.92
3 to 4 years	18,000	2.28
4 to 5 years	20,000	2.86

Total	$200,000	1.78

Other Commercial Finance Segment

Portfolio Composition

As of June 30, 2009 and December 31, 2008, the composition of the Other Commercial Finance segment portfolio was as follows:

	June 30,	December 31,
	2009	2008
	($ in thousands)

Investment securities, available-for-sale	$13,637	$36,837
Loans(1)	6,151,067	6,781,496
Mortgage-related receivables(2)	1,626,387	1,801,535
Other investments	106,673	127,746

Total	$7,897,764	$8,747,614

(1)	Includes loans held for sale, loans held for investment and related interest receivable.

(2)	Represents secured receivables that are backed by adjustable-rate residential prime mortgage loans.

Other Commercial Finance Segment Loan Portfolio Composition

As of June 30, 2009 and December 31, 2008, our total Other Commercial Finance loan portfolio had outstanding balances of $6.2 billion and $6.8 billion, respectively. Included in these amounts were loans held for sale of $59.5 million and $8.5 million as of June 30, 2009 and December 31, 2008, respectively, as well as $92.0 million and $78.4 million of related interest receivable as of June 30, 2009 and December 31, 2008, respectively.

Total Other Commercial Finance loan portfolio reflected in the portfolio statistics below includes loans, and loans held for sale. As of June 30, 2009 and December 31, 2008, the compositions of the Other Commercial Finance loan portfolio by loan type were as follows:

	June 30, 2009		December 31, 2008
	($ in thousands)

Commercial	$4,032,359	66%	$4,573,586	67%
Real estate	1,402,769	23	1,525,916	23
Real estate — construction	715,939	11	681,994	10

Total	$6,151,067	100%	$6,781,496	100%

As of June 30, 2009, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$927,376	$2,738,075	$366,908	$4,032,359
Real estate	395,292	920,261	87,216	1,402,769
Real estate — construction	553,176	162,763	—	715,939

Total	$1,875,844	$3,821,099	$454,124	$6,151,067

As of June 30, 2009, the composition of Other Commercial Finance loan balances by index and by loan type was as follows:

	Loan Type
			Real Estate
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$466,032	$1,046,070	$612,731	$2,124,833	35%
2-Month LIBOR	34,604	—	—	34,604	1
3-Month LIBOR	131,630	3,271	—	134,901	2
6-Month LIBOR	5,022	—	—	5,022	—
1-Month EURIBOR	65,578	—	—	65,578	1
Prime	1,479,883	173,375	3,159	1,656,417	27
Canadian Prime	12,525	—	—	12,525	—
Blended	1,649,406	—	37,887	1,687,293	27

Total adjustable rate loans	3,844,680	1,222,716	653,777	5,721,173	93
Fixed rate loans	187,679	180,053	62,162	429,894	7

Total loans	$4,032,359	$1,402,769	$715,939	$6,151,067	100%

Approximately 51% of the adjustable rate loan portfolio contains provisions that provide for a minimum rate of interest, or a loan rate floor, where the loan rate floor is greater than the fully indexed rate of interest. The fully indexed rate of interest is the underlying loan index plus a specified margin. As of June 30, 2009, loans carrying a current rate of interest equal to the loan rate floor exceeded the fully indexed rate of interest, on a weighted average basis, by 284 basis points. To the extent the future underlying index rises, the rate of interest on these adjustable rate loans will not increase until such time as the fully indexed rate exceeds the loan rate floor.

Credit Quality and Allowance for Loan Losses

As of June 30, 2009 and December 31, 2008, the principal balances of contractually delinquent loans, non-accrual loans and impaired loans in Other Commercial Finance loan portfolio were as follows:

	June 30,	December 31,
	2009	2008
	($ in thousands)

Loans 30-89 days contractually delinquent	$118,010	$299,322
Loans 90 or more days contractually delinquent	406,719	141,104
Non-accrual loans(1)	799,199	439,547
Impaired loans(2)	1,116,963	692,278

(1)	Includes loans with aggregate principal balances of $290.1 million and $110.3 million as of June 30, 2009 and December 31, 2008, respectively, which were also classified as loans 30 or more days contractually delinquent. Includes non-performing loans classified as held for sale that have an aggregate principal balance of $13.8 million and $14.5 million as of June 30, 2009 and December 31, 2008, respectively.

(2)	Includes loans with aggregate principal balances of $385.2 million and $128.9 million as of June 30, 2009 and December 31, 2008, respectively, which were also classified as loans 30 or more days contractually delinquent, and loans with aggregate principal balances of $785.4 million and $423.4 million as of June 30, 2009 and December 31, 2008, respectively, which were also classified as loans on non-accrual status. The net carrying values of impaired loans were $1.1 billion and $683.1 million as of June 30, 2009 and December 31, 2008, respectively, prior to the application of allocated reserves.

The activity in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 was follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)

Allowance for loan losses as of beginning of period	$374,711	$136,745	$368,244	$138,930
Provision for loan losses:
General	(2,162)	(1,064)	(1,879)	(2,115)
Specific	81,023	28,529	196,567	32,551

Total provision for loan losses	78,861	27,465	194,688	30,436
Charge offs, net of recoveries	(97,377)	(23,082)	(206,737)	(28,238)

Allowance for loan losses as of end of period	$356,195	$141,128	$356,195	$141,128

Total gross loans as of end of period	$6,151,067	$9,427,885	$6,151,067	$9,427,885

Allowance for loan losses ratio	5.79%	1.50%	5.79%	1.50%
Provision for loan losses ratio (annualized)	5.14%	1.17%	6.38%	0.65%
Net charge off ratio (annualized)	6.35%	0.98%	6.78%	0.60%

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

During the three and six months ended June 30, 2009, loans with an aggregate carrying value of $159.6 million and $334.4 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. Additionally, loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The allocated reserves for loans that were involved in troubled debt restructurings were $27.5 million and $48.0 million, as of June 30, 2009 and December 31, 2008, respectively.

Mortgage-related Receivables

As of June 30, 2009 and December 31, 2008, we had $1.6 billion and $1.8 billion, respectively, in mortgage-related receivables secured by prime residential mortgage loans. See further discussion on our accounting treatment of mortgage-related receivables in Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations, in our consolidated financial statements for the three and six months ended June 30, 2009.

Other Investments

We have made investments in some of our borrowers in connection with the loans provided to them. These investments usually comprised equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants.

As of June 30, 2009 and December 31, 2008, the carrying values of our other investments in the Other Commercial Finance segment were $106.7 million and $127.7 million, respectively. Included in these balances were investments carried at fair value totaling $5.1 million and $4.7 million, respectively.

Healthcare Net Lease Segment

Direct Real Estate Investments

We own real estate for long-term investment purposes. These real estate investments are generally long-term care facilities leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of June 30, 2009 and December 31, 2008, we had $958.9 million and $989.7 million, respectively, in direct real estate investments, which consisted primarily of land and buildings. During the six months ended June 30, 2009, we sold five properties with a total net book value of $12.9 million, realizing a net gain of $2.5 million.

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

Unless otherwise specified, the figures presented in the following paragraphs are based on current forecasts and take into account activity since June 30, 2009. The information contained in this section should be read in conjunction with, and is subject to and qualified by, the information set forth under Item 1A, Risk Factors, and the Cautionary Note Regarding Forward Looking Statements in this quarterly report on Form 10-Q and in our Form 10-K for the year ended December 31, 2008.

CapitalSource Bank Liquidity — Our liquidity forecast is based on our business plan to originate substantially all new loans through CapitalSource Bank for the foreseeable future, and our expectations regarding the net growth in the commercial loan portfolio at CapitalSource Bank and the repayment of the “A” Participation Interest. We intend to maintain sufficient liquidity at CapitalSource Bank through cash, investments, deposits, capital contributions from the Parent Company and access to other funding sources to fund commercial loan commitments and operations as well as to maintain minimum ratios required by our regulators. CapitalSource Bank is well capitalized, but may need to access sources of financing if available on favorable terms or desirable for other corporate purposes, such as managing interest rate risk.

CapitalSource Bank uses its liquidity to fund new loans and investments, to fund commitments on existing loans, fund net deposit outflows and to pay operating expenses, including intercompany payments to the Parent Company for origination and other services performed on its behalf. CapitalSource Bank operates in accordance with the conditions imposed by its regulators in connection with regulatory approvals obtained upon its formation. These approvals include requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well-capitalized” under relevant banking regulations, and a ratio of tangible equity to tangible assets of not less than 10% for its first three years of operations. In addition, we have a policy to maintain 10% of CapitalSource Bank’s assets in cash, cash equivalents and investments.

CapitalSource Bank’s primary source of liquidity is deposits, most of which are in the form of certificates of deposit. We expect CapitalSource Bank to be able to continue to generate sufficient deposits to meet its liquidity needs. At June 30, 2009, deposits at CapitalSource Bank were $4.5 billion, which is approximately 54% of the historical peak deposit levels of the retail deposit branches before we acquired them. We believe we will be able to maintain a sufficient level of deposits to fund CapitalSource Bank.

Additional sources of liquidity for CapitalSource Bank include cash flows from operations, payments of principal and interest from loans and the “A” Participation Interest, cash equivalents and investments and borrowings from the FHLB SF and the primary credit program of the FRB of San Francisco’s discount window. We expect regular payments with respect to the “A” Participation Interest during 2009, and that the “A” Participation Interest will be paid in full in 2010. Cash receipts from these sources may reduce our need to maintain or increase deposits at CapitalSource Bank.

As of June 30, 2009, CapitalSource Bank had $817.2 million of cash and cash equivalents and restricted cash and $815.7 million in investment securities, available-for-sale. As of June 30, 2009, the amount of CapitalSource Bank’s unfunded commitments to extend credit with respect to existing loans was $781.9 million. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace. We anticipate that CapitalSource Bank will have sufficient liquidity to satisfy these unfunded commitments.

Parent Company Liquidity — Given the current and recent dislocation in the capital markets, managing the Parent Company’s liquidity has been challenging. In prior periods, we maintained a higher level of cash and available liquidity under our credit facilities and were able to access the capital markets as an additional source of funds for the Parent Company. In the current economic environment, the lack of liquidity in the capital markets means that we have very limited access to formerly available funding sources, and, consequently, our liquidity is lower than in prior periods. The Parent Company’s need for liquidity, however, is less than in prior periods because our business plan is to originate substantially all new loans through CapitalSource Bank for the foreseeable future, and it is our expectation that the balance of our existing loan portfolio held at the Parent Company will run off over time.

The Parent Company has an existing portfolio of loans and other assets such as our mortgage-related receivables and our direct real estate investments. We intend to generate adequate liquidity at the Parent Company to cover our estimated funding obligations for commitments under existing loans, to repay recourse indebtedness, and to pay operating expenses.

Sources of liquidity for the Parent Company that we expect to be available include cash flows from operations, including, without limitation, principal, interest, and lease payments; credit facility borrowings; servicing fees; equity offerings; loan sales to our 2006-A term debt securitization; long-term financing of direct real estate investments through the U.S. Department of Housing and Urban Development and other mortgage debt; and asset sales. In the past we relied on consummating term debt transactions and our secured credit facilities to generate liquidity, but we do not expect these sources to be available to us for the foreseeable future.

We anticipate generating some of the Parent Company liquidity by means we have not regularly used in the past, including sales of loans, loan participations, real estate investments and REO. These sale activities are dependent on and subject to market and economic conditions and willing and able buyers entering into transactions with us and, therefore, are highly speculative. In most instances, proceeds from some of these activities are required to be used to make mandatory repayments on our indebtedness.

Our current forecast of significant cash outflows for the Parent Company includes payments related to scheduled stepdowns in facility commitments under our syndicated bank credit facility and the funding of unfunded commitments on existing loans. For further information regarding mandatory payments under our syndicated bank credit facility and our senior secured notes, see Note 21, Subsequent Events, in our consolidated financial statements for the three and six months ended June 30, 2009.

As of June 30, 2009, the amount of the Parent Company’s unfunded commitments to extend credit with respect to existing loans exceeded unused funding sources and unrestricted cash by $1.8 billion, an increase of $420.3 million, or 30% from December 31, 2008. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. We expect that these unfunded commitments will continue to exceed the Parent Company’s available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace.

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

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of June 30, 2009, this facility was undrawn, and we do not expect that it will be drawn, but there cannot be any assurance that the FDIC will not require funding under this facility in the future.

We have continued to experience negative effects from the global economic recession and credit market disruption in the form of reduced commitments on our credit facilities, lower leverage and higher cost of funds on borrowings as measured by the spread to one-month LIBOR. For additional information about the borrowing costs regarding the syndicated bank credit facility, see Note 21, Subsequent Events, in our consolidated financial statements for the three and six months ended June 30, 2009. We currently do not expect to obtain additional term securitization debt to finance our loans.

Cash and Cash Equivalents and Restricted Cash

As of June 30, 2009 and December 31, 2008, we had $1.0 billion and $1.3 billion, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. We had $202.9 million and $419.4 million of restricted cash as of June 30, 2009 and December 31, 2008, respectively. For additional information about our cash, cash equivalents and restricted cash, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our consolidated financial statements for the three and six months ended June 30, 2009.

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

Deposits

Deposits gathered through 22 retail bank branches are the primary source of funding for CapitalSource Bank, although CapitalSource Bank may have other sources of liquidity as outlined above. As of June 30, 2009 and December 31, 2008, CapitalSource Bank had deposits totaling $4.5 billion and $5.0 billion, respectively. For additional information about our deposits, see Note 10, Deposits, in our consolidated financial statements for the three and six months ended June 30, 2009.

Borrowings

As of June 30, 2009 and December 31, 2008, we had outstanding borrowings totaling $7.6 billion and $10.0 billion, respectively, under our indebtedness. For a detailed discussion of our borrowings, see Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K and Note 11, Borrowings, in our consolidated financial statements for the three and six months ended June 30, 2009.

Our maximum facility amounts, amounts outstanding and unused capacity, subject to certain minimum equity requirements and other covenants and conditions, as of June 30, 2009, were as follows:

	Maximum
	Facility	Amount	Unused
	Amount	Outstanding	Capacity(1)
	($ in thousands)

Credit facilities(2)(3)	$1,383,421	$1,249,698	$133,723
Term debt	4,853,406	4,770,352	83,054
Other borrowings	2,273,259	1,598,141	675,118

Total	$8,510,086	$7,618,191	$891,895

(1)	Excludes issued and outstanding letters of credit totaling $60.1 million as of June 30, 2009.

(2)	Unused capacity is limited by the amount of letters of credit outstanding under such facilities and the amount of eligible collateral that we have available to pledge in order to utilize such unused capacity. We have limited available collateral to pledge to use this unused capacity. However, such unused capacity may become available to us to the extent we have additional eligible collateral in the future. For additional information on our credit facilities, see Note 11, Borrowings, and Note 21, Subsequent Events, in our consolidated financial statements for the three and six months ended June 30, 2009.

(3)	Included in this amount is $1.2 million of unpaid exit fees as of June 30, 2009, which are not part of our total drawn capacity. There were no such fees as of December 31, 2008.

As of June 30, 2009 and December 31, 2008, approximately 87% and 88%, respectively, of our debt was secured by our assets and approximately 13% and 12%, respectively, was unsecured.

Repurchase Agreements

During the three months ended March 31, 2009, we repaid in full all borrowings outstanding under our master repurchase agreements. As of December 31, 2008, we had borrowings outstanding in the aggregate amount of $1.6 billion under five master repurchase agreements with various financial institutions financing our purchases of RMBS and FHLB discount notes.

Credit Facilities

As of June 30, 2009, our credit facilities’ commitments and principal amounts outstanding, were as follows:

	Committed	Principal
	Capacity	Outstanding
	($ in thousands)

Credit Facilities:
CS Funding III secured credit facility scheduled to mature May 29, 2012(1)	$106,518	$106,518
CS Funding VII secured credit facility scheduled to mature April 17, 2012(2)	235,000	168,172
CS Europe secured credit facility scheduled to mature May 28, 2010(1)(3)	141,903	141,903
CS Inc. syndicated bank secured credit facility scheduled to mature March 31, 2012(4)	900,000	833,105

Total credit facilities	$1,383,421	$1,249,698

(1)	These credit facilities are in their amortization periods so that committed capacity equals principal outstanding. In the absence of a default, amounts due under these facilities are repaid from proceeds from amortization of the respective collateral pools..

(2)	On maturity or termination of the revolving period under this credit facility, in the absence of a default, amounts due under this facility are repaid from proceeds from amortization of the collateral pool.

(3)	CS Europe is a €100.7 million multi-currency facility allowing for principal to be drawn in US Dollars (“USD”), Euro or British Pound Sterling, and the amounts presented were translated to USD using the applicable spot rates on June 30, 2009.

(4)	In July 2009, we reduced the facility by $300.0 million to $600.0 million We also extended commitments representing approximately $478.0 million to March 31, 2012, while the remaining approximately $122.0 million of commitments mature March 13, 2010, subject, in each case, to mandatory commitment reductions. For additional information on this facility, see Note 21, Subsequent Events, in our consolidated financial statements for the three and six months ended June 30, 2009.

Term Debt

During the first two quarters of 2009, we did not consummate any term debt securitizations, but we replenished some of our term debt securitizations with an aggregate of $89.0 million of loans. As of June 30, 2009 and December 31, 2008, the outstanding balances of our commercial term debt securitizations were $3.2 billion and $3.6 billion, respectively.

Owner Trust Term Debt

As of June 30, 2009 and December 31, 2008, the outstanding balance of our Owner Trust term debt was $1.6 billion and $1.7 billion, respectively. For further information on this debt, see Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations, and Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

Convertible Debt

We did not issue any convertible debt during the first two quarters of 2009. As of June 30, 2009 and December 31, 2008, the outstanding aggregate balance of our convertible debt were $556.1 million and $729.5 million, respectively. For further information on our convertible debt, see Note 11, Borrowings, in our consolidated financial statements for the three and six months ended June 30, 2009, and Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

Subordinated Debt

We did not consummate any trust preferred transactions during the three and six months ended June 30, 2009. As of June 30, 2009 and December 31, 2008, the outstanding balances of our subordinated debt were $439.0 million and $438.8 million, respectively. For further information on our subordinated debt, see Note 11, Borrowings, in our consolidated financial statements for the three and six months ended June 30, 2009, and Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

Mortgage Debt

As of June 30, 2009 and December 31, 2008, the outstanding balances of our mortgage debt were $327.6 million and $330.3 million, respectively. For further information on our mortgage debt, see Note 11, Borrowings, in our consolidated financial statements for the three and six months ended June 30, 2009, and Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

FHLB Borrowings and Federal Reserve Bank Credit Program

As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of June 30, 2009 equal to 15% of CapitalSource Bank’s total assets. In July 2009, the FHLB SF increased our credit availability to 20% of CapitalSource Bank’s total assets. As of June 30, 2009 and December 31, 2008, the maximum financing under this formula was $875.1 million and $915.4 million, respectively. As of June 30, 2009, $863.7 million of collateral was pledged to the FHLB creating aggregate borrowing capacity of $813.3 million of which $200.0 million of principal was outstanding, and a letter of credit in the amount of $0.8 million had been issued and was outstanding. No borrowings were outstanding as of December 31, 2008, but the letter of credit in the amount of $0.8 million was then outstanding.

In June 2009, CapitalSource Bank was approved for the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of June 30, 2009, collateral with an outstanding balance of $103.0 million and a fair value of $94.7 million had been pledged under this program, but there were no borrowings outstanding under this program.

Notes Payable

We have incurred other indebtedness in the ordinary course of our lending and investing activities, including a senior loan secured by a property to which we took ownership following the exercise of our remedies, a senior loan that we assumed on the acquisition of a majority equity interest in a property, and junior subordinated notes that we entered into in connection with our acquisition of a healthcare real estate property portfolio. As of June 30, 2009 and December 31, 2008, the outstanding balance of these notes payable was $75.5 million and $75.2 million, respectively.

Debt Covenants

The Parent Company is required to comply with financial and non-financial covenants under our indebtedness, including, without limitation, with respect to restricted payments, limitations on permitted investments, interest coverage, minimum tangible net worth, leverage, maximum delinquent and charged-off loans and servicing standards. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to transfer servicing to another servicer, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness. A default under our recourse indebtedness could trigger cross-default provisions in our other debt facilities and a default under some of our non-recourse indebtedness would trigger cross-default provisions in other non-recourse debt.

During the three and six months ended June 30, 2009, we obtained waivers and extensions of previously obtained waivers with respect to some of our other indebtedness to avoid potential events of default and executed amendments with respect to some of our indebtedness. For further information on these waivers and amendments, see Note 11, Borrowings, in our consolidated financial statements for the three and six months ended June 30, 2009. We believe we are in compliance with our financial covenants as of June 30, 2009.

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

Equity

We have a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) for current and prospective shareholders. In March 2009, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock through open market purchases or privately negotiated transactions from time to time for a period of up to two years. For further information on the DRIP and our share repurchase plan, see Note 12, Shareholders’ Equity, in our consolidated financial statements for the three and six months ended June 30, 2009, and Note 14, Shareholders’ Equity, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

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

In July 2009, we sold approximately 20.1 million shares of our common stock in an underwritten public offering at a price of $4.10 per share, including the approximately 2.6 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of approximately $77.8 million, which were used to repay indebtedness and for general corporate purposes. For additional information on this offering, see Note 21, Subsequent Events, in our consolidated financial statements for the three and six months ended June 30, 2009.

Commitments, Guarantees & Contingencies

As of June 30, 2009 and December 31, 2008, we had unfunded commitments to extend credit to our clients of $3.0 billion and $3.6 billion, respectively. A discussion of these contingencies is included in Note 21, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K. Also refer to Item 1A. Risk Factors.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next 15 years and contain provisions for certain annual rental escalations. In addition, in June 2009, the new lease for our corporate headquarters commenced, which requires estimated minimum payments of $5.6 million per annum. The lease term is 15 years with an option to renew for an additional two five-year periods. A discussion of these contingencies is included in Note 21, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements. As of June 30, 2009 and December 31, 2008, we had issued $187.5 million and $183.5 million, respectively, in letters of credit which expire at various dates over the next five years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. A discussion of these contingencies is included in Note 17, Commitments and Contingencies, in our consolidated financial statements for the three and six months ended June 30, 2009.

As of June 30, 2009, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. No liability for conditional asset retirement obligations was recorded on our consolidated balance sheet as of June 30, 2009.

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

Concentrations of Credit Risk

In our normal course of business, we engage in commercial lending and leasing activities with clients primarily throughout the United States. As of June 30, 2009, the single largest industry concentration was healthcare and social assistance, which made up approximately 18% of our commercial loan portfolio. As of June 30, 2009, taken in the aggregate, non-healthcare commercial real estate made up approximately 22% of our commercial loan portfolio. As of June 30, 2009, the largest geographical concentration was New York, which made up approximately 13% of our commercial loan portfolio. As of June 30, 2009, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 99% of the investments. As of June 30, 2009, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 34% of the investments.

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

Interest Rate Risk Management

Interest rate risk in our normal course of business refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our commercial loan portfolio bears interest at a spread to the LIBOR rate or a prime-based rate with almost all of our other loans bearing interest at a fixed rate, while our deposits are fixed rate, but at short terms. The majority of our borrowings bear interest at a spread to LIBOR or CP, with the remainder bearing interest at a fixed rate. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below.

The estimated decreases in net interest income for a 12-month period based on changes in the interest rates applied to the combined portfolios of our segments as of June 30, 2009, were as follows ($ in thousands):

Rate Change
(Basis Points)

−100	$(1,680)
−50	(2,640)
+ 50	(26,640)
+ 100	(50,040)

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed a 79.5% advance rate on our variable rate borrowings.

Approximately 53% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of June 30, 2009. Of the loans with interest rate floors, approximately 99% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of June 30, 2009, were as follows:

	Amount	Percentage of
	Outstanding(1)	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Exceeding the interest rate floor	$8,255	—%
At the interest rate floor	52,594	1
Below the interest rate floor	4,701,750	52
Loans with no interest rate floor	4,273,300	47

Total	$9,035,899	100%

(1)	Includes related interest receivable.

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

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December 31, 2008, included in our Form 10-K. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates. Our critical accounting estimates are described in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K. The following are updates to our critical accounting policies during the six months ended June 30, 2009.

Income Taxes

We are subject to the income tax laws of the U.S., its states and municipalities and the foreign jurisdictions in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.

Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

We provide for income taxes as a “C” corporation on income earned from operations. Certain of our subsidiaries do not participate in the filing of a consolidated federal tax return and as a result have taxable income that is not offset by losses of other entities. The group continues to be subject to federal, foreign, state and local taxation in various jurisdictions.

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

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All evidence, both positive and negative, is evaluated when making this determination. Items considered in this analysis include the ability to carry back losses to recoup taxes previously paid, the reversal of temporary differences, tax planning strategies, historical financial performance, expectations of future earnings and the length of statutory carryforward periods. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences.

As a result of continued operating losses incurred in the second quarter at certain of our taxable entities, we determined there was significant negative evidence with respect to our ability to realize a portion of the deferred tax assets of such entities. Accordingly, we established a valuation allowance of approximately $137.0 million related thereto during the second quarter of 2009.

We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal. The amount of our net deferred tax assets that are considered realizable could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to further deterioration in market conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for a detailed discussion of our derivatives, see Note 18, Derivative Instruments, in our consolidated financial statements for the three and six months ended June 30, 2009. and Note 24, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009. There have been no changes in our internal control over financial reporting during the three months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our securities could decline even further than it has over the past several months. The U.S. economy is currently in an economic recession and we expect this to have a significant adverse impact on our business and operations, including, without limitation, the credit quality of our loan portfolio, our liquidity, our earnings and the realizable amount of our net deferred tax assets. Before deciding to invest in our securities, you should consider all of the following risks, together with all of the other Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 2, 2009 (the “Form 10-K”), and all of the other information in this Quarterly Report on Form 10-Q and our other filings with the SEC.

Some statements in this Form 10-Q, including within the risk factors below and those which are incorporated by reference, are forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Our ability to operate our business depends on our ability to maintain our external financing, which is extremely challenging in the existing economic environment.

We require a substantial amount of money to make new loans, repay indebtedness, fund obligations to existing clients and otherwise operate our business. To date, we have obtained this money through issuing equity, secured notes, convertible debentures, mortgage debt and subordinated debt, by borrowing money under our credit facilities, securitization transactions, which we refer to as “term debt,” and repurchase agreements, and through deposits at CapitalSource Bank. Our access to these and other types of external funding depends on a number of factors, including general market and deposit raising conditions, the markets’ and our lenders’ perceptions of our business, our current and potential future earnings and the market price of our common stock. The capital and credit markets have been experiencing extreme and unprecedented volatility and disruption. These market forces have, in turn, put significant constraints on our ability to access and maintain prudent levels of liquidity through the sources described above. Our available cash and cash equivalents are down from the levels we have historically maintained. The markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. In addition, the economy is experiencing a recession with wide-ranging impacts. We anticipate generating some liquidity by utilizing means we have not regularly used in the past, including sales of loans, loan participations, real estate investments and owned real estate. These sale activities are highly speculative because they are dependent on and subject to market and economic conditions and the willingness of able buyers to enter into transactions with us. We expect that proceeds from any asset sales generally will be required to be used to pay down existing debt. If the current recession and levels of capital markets disruption and volatility continue or worsen, it is not certain that sufficient funding and capital will be available to us on acceptable terms or at all. Without sufficient funding, we would not be able to continue to operate our business.

We are unable to access funds held by CapitalSource Bank to supplement our constrained liquidity position.

We have made a significant investment in establishing CapitalSource Bank as a well-capitalized depository institution. Despite this investment, for regulatory reasons, CapitalSource Bank and the Parent Company are required to be operated independently of each other, and transactions between CapitalSource Bank and the Parent Company are restricted. For example, the Parent Company may not sell any more loans to CapitalSource Bank. Furthermore, CapitalSource Bank is prohibited from paying dividends to the Parent Company for its first three years of operation. Consequently, while CapitalSource Bank may have more than adequate liquidity, the Parent Company is unable to directly benefit from that liquidity to fund its significant obligations and operations and must rely to a large extent on external sources of financing which, as described above, are extremely limited.

Required commitment reductions in our syndicated bank credit facility as well as mandatory redemptions of our outstanding convertible debentures may limit our ability to maintain sufficient liquidity.

The commitments under our syndicated bank credit facility will reduce (and we will be required to make payments as necessary to prevent outstanding borrowings from exceeding such commitments) in $25.0 million increments based on a portion of proceeds realized from specified events, including:

•	75% of the cash proceeds of any unsecured debt issuance by the Parent Company, and

•	75% of any principal repayments on, or the cash proceeds received on the disposition of or the incurrence of secured debt with respect to, assets constituting collateral under the facility.

The terms of our senior secured notes due 2014 require that proceeds of some asset sales not applied as described above must be used to make offers to purchase these notes instead of for other purposes. In addition to these reduction obligations, to the extent not earlier reduced by the events described above, the commitments of the lenders not extending the maturity of their loans to us under the facility (approximately $122.0 million as of July 31, 2009) are required to be reduced to approximately $94.9 million on December 31, 2009, and to $0 on March 13, 2010. In addition, to the extent not earlier reduced by the events described above, the commitments of the lenders extending the maturity of their loans to us under the facility (approximately $478.0 million as of July 31, 2009) are required to be reduced commencing on April 30, 2010 in monthly installments of approximately $20 million, with such commitments terminating entirely and the facility maturing on March 31, 2012.

In addition, the terms of certain of our warehouse credit facilities and securitization trusts that reduce the amount of outstanding obligations under our syndicated bank credit facility would need to be proportionately prepaid. In certain circumstances, we could be permitted to instead make a lower prepayment in order to reduce the effective advance rate under the warehouse credit facility as opposed to making the full proportionate prepayment.

In addition, the terms of our outstanding convertible debentures require us to make offers to repurchase them in 2011 and 2012. The principal amounts of convertible debentures that we may be required to purchase in those years are $330.0 million in July 2011 and $250.0 million in July 2012.

If we are unable to sell sufficient assets, raise new capital or restructure these payment obligations, we may not have sufficient liquidity to make these required prepayments by these dates. Consequently, we could default on these payment obligations, which would trigger cross-defaults under our other debt and could result in accelerated maturity of all of our debt, including our senior secured notes. In such circumstances, our business, liquidity and operations would be materially adversely affected, and we would not be able to continue operating.

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

Substantially all of the assets of the Parent Company are pledged or otherwise encumbered by liens we have granted or will grant in favor of our lenders. Our syndicated bank credit facility and the indenture relating to our senior secured notes also contain customary operating and financial restrictions that may impair our ability to operate our business, including, among other things, covenants limiting our ability to:

•	incur various types of additional indebtedness and grant additional liens;

•	make specified investments or other restricted payments;

•	merge with or into another person or consummate other transactions that could result in a change of control;

•	make capital expenditures;

•	pay dividends or make other distributions or repurchase or redeem our stock; and

•	enter into transactions with affiliates.

These restrictions may, among other things, reduce our flexibility in planning for, or reacting to, changes in our business, the economy and/or markets and thereby may negatively impact our financial condition and results of operations.

The restrictive covenants in the indenture relating to our senior secured notes, our syndicated bank credit facility and the documents governing our other debt will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, including our senior secured notes.

Our significant level of debt and interest payment obligations may limit our ability to compete, expose us to interest rate risk to the extent of our variable-rate debt and prevent us from meeting our obligations under our senior secured notes.

As of July 31, 2009, the Parent Company had in excess of $7.4 billion of indebtedness outstanding. This substantial level of indebtedness could have important consequences. For example, it may:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our senior secured notes;

•	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a significant portion of our borrowings are at variable rates of interest;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to borrow additional funds to expand our business or alleviate liquidity constraints, as a result of financial and other restrictive covenants in our indebtedness;

•	limit our ability to refinance all or a portion of our indebtedness on or before maturity;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	place us at a competitive disadvantage relative to companies that have less indebtedness.

We may or may not pay dividends on our common stock.

We expect to retain a majority of our earnings, consistent with dividend policies of other commercial depository institutions, to redeploy in our business. Our board of directors, in its sole discretion, will determine the amount and frequency of dividends to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions on the payment of dividends in various circumstances. Consequently, we can not assure you that we will pay any dividend on our common stock or that dividend levels will not fluctuate or be more or less than expected. If we change our dividend policy our stock price could be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended June 30, 2009 was as follows:

					Maximum Number
					of Shares (or
			Total Number of		Approximate
			Shares Purchased		Dollar Value)
	Total Number	Average	as Part of Publicly		that May
	of Shares	Price Paid	Announced Plans		Yet be Purchased
	Purchased(1)	per Share	or Programs		Under the Plans(2)

April 1 — April 30, 2009	70,252	$2.30	639,400		$24,218,493
May 1 — May 31, 2009	8,022	3.69	—		—
June 1 — June 30, 2009	72,454	4.37	—		—

Total	150,728	$3.37	639,400	(3)	$24,218,493

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)	In March 2009, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock through open market purchases or privately negotiated transactions from time to time for a period of up to two years. All shares repurchased under the share repurchase plan were retired upon settlement. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. Our ability to repurchase additional shares may be limited by the terms of our senior secured notes due 2014, and there is no assurance that we will repurchase any additional shares.

(3)	Includes 400,000 shares which were repurchased on March 31, 2009, but did not settle until April 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on April 30, 2009, two proposals were submitted to a vote of our shareholders.

1. Election of Directors — Three directors were elected to serve on our Board of Directors for a term that ends at the 2012 Annual Meeting. The number of votes cast in favor and withheld for each nominee were as follow:

Nominee	In Favor	Withheld

William G. Byrnes	238,712,046	15,340,260
John K. Delaney	240,414,008	13,638,297
Sara L. Grootwassink	237,894,677	16,157,629

In addition, the other directors serving on our Board of Directors until the end of their terms in office are as follows:

Director	Term Ends

Frederick W. Eubank, II	2011 Annual Meeting
Andrew B. Fremder	2010 Annual Meeting
C. William Hosler	2010 Annual Meeting
Timothy M. Hurd	2011 Annual Meeting
Lawrence C. Nussdorf	2010 Annual Meeting

2. Ratification of Auditors — The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009. The number of votes cast in favor and against the proposal, as well as the number of abstentions was as follows:

In Favor	Against	Abstained

252,140,011	983,723	928,570

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: August 10, 2009	/s/ JOHN K. DELANEY John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	/s/ DONALD F. COLE Donald F. Cole Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2009	/s/ BRYAN D. SMITH Bryan D. Smith Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No	Description

1.1	Underwriting Agreement dated July 14, 2009, by and between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters (incorporated by reference to exhibit 1.1 to the Form 8-K filed by CapitalSource on July 16, 2009).
3.1	Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008)(incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2	Amended and Restated Bylaws (composite version; reflects all amendments through October 30, 2007) (incorporated by reference to exhibit 3.2 to the Form 10-Q filed by CapitalSource on November 9, 2007).
4.1	Indenture dated as of July 27, 2009 between CapitalSource Inc., the guarantors of the Notes from time to time parties thereto Indenture and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.1 to the Form 8-K filed by CapitalSource on July 30, 2009).
4.2	Intercreditor Agreement dated as of July 27, 2009, among Wachovia Bank, National Association, , as collateral agent for the First Lien Secured Parties, Wachovia Bank, National Association, as authorized representative for the Credit Agreement Secured Parties and administrative agent, and U.S. Bank National Association, as authorized representative for the Notes Secured Parties and trustee (incorporated by reference to exhibit 4.2 to the Form 8-K filed by CapitalSource on July 30, 2009).
4.3	Amended Security Agreement dated as of July 27, 2009 by and among CapitalSource Inc. and certain direct and indirect subsidiaries of CapitalSource Inc. that are or become guarantors collectively, the guarantors and the obligors, and Wachovia Bank, National Association, as collateral agent (incorporated by reference to exhibit 4.3 to the Form 8-K filed by CapitalSource on July 30, 2009).
4.4	Amended Pledge Agreement dated as of July 27, 2009 by and among CapitalSource Inc. and certain direct and indirect subsidiaries of CapitalSource Inc. that are or become guarantors collectively, the guarantors and pledgors, Wachovia Bank, National Association, as collateral agent, Wells Fargo Bank, National Association as collateral custodian and CapitalSource Finance LLC, as servicer (incorporated by reference to exhibit 4.4 to the Form 8-K filed by CapitalSource on July 30, 2009).
10.1	Sale and Servicing Agreement dated as of May 29, 2009, by and among CSE QRS Funding I LLC, as a seller, CapitalSource Funding III LLC, as a seller, CSE Mortgage LLC, as QRS originator, CapitalSource Finance LLC, as CS III originator and servicer, CS Europe Finance Limited, as a guarantor, and CS UK Finance Limited, as a guarantor, Wachovia Capital Markets, LLC, as administrative agent and WBNA agent, and Wells Fargo Bank, National Association, as backup servicer and collateral custodian (composite version; reflects all amendments through June 30, 2009).†
10.2	Second Amended and Restated Sale and Servicing Agreement, dated as of June 16 2009, by and among CS Funding VII Depositor LLC, as the seller, CapitalSource Finance LLC, as the servicer and originator, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (composite version; reflects all amendments through July 14, 2009).†
10.3	Fourth Amended and Restated Sale and Servicing Agreement, dated as of June 16, 2009, by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (composite version; reflects all amendments through July 14, 2009).†
10.4	Facility Agreement dated as of October 3, 2007, among CS Europe Finance Limited and CS UK Finance Limited, as borrowers and guarantors, CapitalSource Finance LLC, as servicer, Wachovia Bank, N.A., as administrative agent and security trustee and Wachovia Securities International Ltd., as lead arranger and sole bookrunner (composite version; reflects all amendments through May 29, 2009)(incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on June 4, 2009).

Exhibit
No		Description

10.5		Servicing Agreement dated October 3, 2007, between CS UK Finance Limited and CS Europe Finance Limited, as borrowers, CapitalSource Finance LLC, as servicer, CapitalSource Europe Limited, as subservicer and parent, CapitalSource UK Limited, as parent, Wachovia Bank, N.A., as administrative agent and security trustee, and Wachovia Securities International Ltd., as lead arranger and sole bookrunner (composite version; reflects all amendments through May 29, 2009)(incorporated by reference to exhibit 10.3 to the Form 8-K filed by CapitalSource on June 4, 2009).
10.6		Amendment No. 1 to Lease dated August 25, 2008 by and between Wisconsin Place Office LLC and CapitalSource Finance LLC.†
10.7		Amendment No. 2 to Lease dated February 17, 2009 by and between Wisconsin Place Office LLC and CapitalSource Finance LLC.†
10	.8*	Third Amended and Restated Equity Incentive Plan (composite version; reflects all amendments through August 10, 2009).†
12.1		Ratio of Earnings to Fixed Charges.†
31.1		Rule 13a — 14(a) Certification of Chairman of the Board and Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 Certifications.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.