Form 10-Q
period 2009-09-30
CAPITALSOURCE INC
filed 2009-11-04
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 2, 2009, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 323,080,476.

CapitalSource Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$1,037,818	$1,338,563
Restricted cash	227,185	419,383
Investment securities:
Available-for-sale, at fair value	710,312	679,551
Held-to-maturity, at amortized cost	250,222	14,389

Total investment securities	960,534	693,940
Mortgage-backed securities pledged, trading	—	1,489,291
Mortgage-related receivables, net	1,529,795	1,801,535
Commercial real estate “A” Participation Interest, net	714,238	1,396,611
Loans:
Loans held for sale	32,743	8,543
Loans held for investment	8,587,607	9,396,751
Less deferred loan fees and discounts	(150,300)	(174,317)
Less allowance for loan losses	(517,405)	(423,844)

Loans held for investment, net	7,919,902	8,798,590

Total loans	7,952,645	8,807,133
Interest receivable	113,541	117,516
Direct real estate investments, net	946,459	989,716
Other investments	96,229	127,746
Goodwill	173,135	173,135
Other assets	488,262	1,065,063

Total assets	$14,239,841	$18,419,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,390,486	$5,043,695
Repurchase agreements	—	1,595,750
Credit facilities	826,611	1,445,062
Term debt	4,733,273	5,338,456
Other borrowings	1,547,037	1,573,813
Other liabilities	315,232	592,136

Total liabilities	11,812,639	15,588,912
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 323,100,000 and 282,804,211 shares issued and outstanding, respectively)	3,231	2,828
Additional paid-in capital	3,899,604	3,686,765
Accumulated deficit	(1,501,669)	(868,425)
Accumulated other comprehensive income, net	25,910	9,095

Total CapitalSource Inc. shareholders’ equity	2,427,076	2,830,263
Noncontrolling interests	126	457

Total shareholders’ equity	2,427,202	2,830,720

Total liabilities and shareholders’ equity	$14,239,841	$18,419,632

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
		(Note 3)		(Note 3)
	(Unaudited)
	($ in thousands, except per share data)

Net investment income:
Interest income:
Loans	$173,980	$239,294	$556,465	$707,913
Investment securities	13,421	24,739	47,443	111,496
Other	1,126	9,979	3,781	17,150

Total interest income	188,527	274,012	607,689	836,559
Fee income	25,281	29,974	81,583	104,882

Total interest and fee income	213,808	303,986	689,272	941,441
Operating lease income	27,247	28,140	82,533	80,040

Total investment income	241,055	332,126	771,805	1,021,481
Interest expense:
Deposits	22,674	32,178	91,020	32,178
Borrowings	82,672	142,672	256,226	491,259

Total interest expense	105,346	174,850	347,246	523,437

Net investment income	135,709	157,276	424,559	498,044
Provision for loan losses	221,385	110,261	580,499	147,594

Net investment (loss) income after provision for loan losses	(85,676)	47,015	(155,940)	350,450
Operating expenses:
Compensation and benefits	29,339	29,473	99,184	99,070
Depreciation of direct real estate investments	8,713	8,898	26,515	26,804
Professional fees	15,263	7,839	44,543	29,762
Other administrative expenses	20,026	15,309	59,138	44,034

Total operating expenses	73,341	61,519	229,380	199,670
Other (expense) income:
Loss on investments, net	(8,472)	(30,010)	(29,566)	(34,003)
(Loss) gain on derivatives	(10,298)	2,659	(12,317)	(20,354)
(Loss) gain on residential mortgage investment portfolio	(3)	(26,956)	15,308	(73,273)
Gain (loss) on extinguishment of debt	11,472	70,057	(41,091)	82,782
Other (expense) income, net	(9,725)	12,413	(36,192)	16,898

Total other (expense) income	(17,026)	28,163	(103,858)	(27,950)

Net (loss) income before income taxes	(176,043)	13,659	(489,178)	122,830
Income tax expense	98,193	58	135,947	40,377

Net (loss) income	(274,236)	13,601	(625,125)	82,453
Net income (loss) attributable to noncontrolling interests	10	(100)	(28)	1,480

Net (loss) income attributable to CapitalSource Inc.	$(274,246)	$13,701	$(625,097)	$80,973

Net (loss) income per share attributable to CapitalSource Inc.:
Basic	$(0.87)	$0.05	$(2.07)	$0.33
Diluted	$(0.87)	$0.05	$(2.07)	$0.33
Average shares outstanding:
Basic	315,604,434	272,005,048	301,823,130	242,495,601
Diluted	315,604,434	272,585,479	301,823,130	243,614,848
Dividends declared per share	$0.01	$0.05	$0.03	$1.25

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

	CapitalSource Inc. Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive		Total
	Common	Paid-In	Accumulated	Income	Noncontrolling	Shareholders’
	Stock	Capital	Deficit	(Loss), Net	Interests	Equity
	(Unaudited)
	($ in thousands)

Total shareholders’ equity as of December 31, 2008	$2,828	$3,686,765	$(868,425)	$9,095	$457	$2,830,720
Net loss	—	—	(625,097)	—	(28)	(625,125)
Other comprehensive loss:
Cumulative effect of adoption of investment valuation guidance	—	—	397	(397)	—	—
Unrealized gain, net of tax	—	—	—	17,212	—	17,212

Total comprehensive loss						(607,913)
Divestiture of noncontrolling interests	—	—	—	—	(303)	(303)
Repurchase of common stock	(6)	(794)	—	—	—	(800)
Dividends paid	—	(730)	(8,544)	—	—	(9,274)
Proceeds from issuance of common stock, net	203	76,872	—	—	—	77,075
Exchange of convertible debt	198	118,358	—	—	—	118,556
Stock option expense	—	2,985	—	—	—	2,985
Restricted stock activity	8	16,148	—	—	—	16,156

Total shareholders’ equity as of September 30, 2009	$3,231	$3,899,604	$(1,501,669)	$25,910	$126	$2,427,202

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	Unaudited
	($ in thousands)

Operating activities:
Net (loss) income	$(625,125)	$82,453
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock option expense	2,985	530
Restricted stock expense	17,962	26,498
Loss (gain) on extinguishment of debt	41,091	(82,782)
Amortization of deferred loan fees and discounts	(58,818)	(71,576)
Paid-in-kind interest on loans	(17,434)	13,430
Provision for loan losses	580,499	147,594
Amortization of deferred financing fees and discounts	48,146	89,086
Depreciation and amortization	25,309	28,608
Provision (benefit) for deferred income taxes	130,607	(18,807)
Non-cash loss on investments, net	31,495	35,119
Non-cash loss on property and equipment disposals	21,180	9,270
Unrealized loss on derivatives and foreign currencies, net	22,280	10,756
Unrealized (gain) loss on residential mortgage investment portfolio, net	(60,567)	51,810
Net decrease in mortgage-backed securities pledged, trading	1,485,133	2,508,787
Amortization of discount on residential mortgage investments	11	(8,398)
Accretion of discount on commercial real estate “A” participation interest	(20,487)	(12,694)
Decrease in interest receivable	5,893	16,077
Decrease in loans held for sale, net	31,055	246,376
Decrease (increase) in other assets	485,411	(43,402)
Decrease in other liabilities	(271,734)	(96,676)

Cash provided by operating activities	1,874,892	2,932,059
Investing activities:
Decrease (increase) in restricted cash	192,198	(1,282,422)
Decrease in mortgage-related receivables, net	215,090	175,556
Decrease in commercial real estate “A” participation interest, net	702,860	206,730
Acquisition of CS Advisors CLO II	—	(18,619)
Decrease in loans, net	344,641	292,458
Cash received (paid) for real estate	15,710	(10,154)
Acquisition of marketable securities, available for sale, net	(36,991)	(845,813)
Acquisition of marketable securities, held to maturity, net	(227,591)	—
Reduction of other investments, net	5,401	5,917
Net cash acquired in FIL transaction	—	3,187,037
Acquisition of property and equipment, net	(17,456)	(3,564)

Cash provided by investing activities	1,193,862	1,707,126
Financing activities:
Payment of deferred financing fees	(39,161)	(59,477)
Deposits accepted, net of repayments	(653,552)	(122,115)
Repayments under repurchase agreements, net	(1,595,750)	(1,039,954)
Repayments on credit facilities, net	(628,489)	(860,855)
Borrowings of term debt	311,874	—
Repayments of term debt	(907,634)	(1,682,698)
Borrowings (repayments) under other borrowings	76,174	(68,505)
Proceeds from issuance of common stock, net of offering costs	77,075	601,881
Repurchase of common stock	(800)	—
Proceeds from exercise of options	—	361
Tax expense on share-based payments	—	(6,548)
Payment of dividends	(9,236)	(290,614)

Cash used in financing activities	(3,369,499)	(3,528,524)

(Decrease) increase in cash and cash equivalents	(300,745)	1,110,661
Cash and cash equivalents as of beginning of period	1,338,563	178,699

Cash and cash equivalents as of end of period	$1,037,818	$1,289,360

Supplemental information:
Noncash transactions from investing and financing activities:
Assumption of FIL assets and liabilities	$—	$3,292,185
Beneficial conversion option on convertible debt	—	52,946
Exchange of common stock for convertible debentures	61,618	—
Assets acquired through foreclosure	48,660	94,030
Assumption of note payable	—	25,647
Acquisition of real estate	—	2,120
Conversion of noncontrolling interests into common stock	—	34,819
Intangible lease liability adjustments	—	2,397

See accompanying notes.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

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

For the three and nine months ended September 30, 2008, we presented financial results through three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Beginning in the first quarter of 2009, changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Banking segment being disaggregated into the CapitalSource Bank and Other Commercial Finance segments and the results of our Residential Mortgage Investment segment being combined into the Other Commercial Finance segment. We have reclassified all comparative prior period segment information to reflect our current segments. For financial information about our segments, see Note 20, Segment Data.

Note 2.	Summary of Significant Accounting Policies

Interim Consolidated Financial Statements Basis of Presentation

Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Form 8-K filed on July 2, 2009, which recasted the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008, due to the retrospective adoption of new accounting pronouncements, as filed with the Securities and Exchange Commission on March 2, 2009 (“Form 10-K”).

The financial statements reflect our consolidated accounts, including all of our consolidated subsidiaries and the related consolidated results of operations with all intercompany balances and transactions eliminated in consolidation.

We have conducted our subsequent events review through November 4, 2009.

Reclassifications

Certain amounts in prior period consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of noncontrolling interests.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December 31, 2008, included in our Form 10-K.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC” 105), Generally Accepted Accounting Principles (“GAAP”), which established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was made effective by the FASB for periods ending on or after September 15, 2009. This quarterly report reflects the guidance in the Codification.

In December 2007, the FASB issued guidance establishing principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. It also provided a framework for recognizing and measuring the goodwill acquired in the business combination and determined what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The effective date of adoption is for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this guidance, and it did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued guidance delaying the effective date of fair value measurement disclosures for all non financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted this guidance, and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued further guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly when compared with normal market activity for the asset or liability (or similar assets or liabilities) and, further, identifying circumstances that indicate a transaction is not orderly. It applies to all assets and liabilities within the scope of accounting guidance that require or permit fair value measurements, except items cited as scope exceptions in the Codification. The guidance is effective prospectively for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance, and it did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities, which was intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The guidance applies to all derivative instruments within the scope of the Derivatives and Hedging Activities Topic of the Codification. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under this topic. The effective date of adoption is the beginning of the first fiscal year beginning after November 15, 2008. We adopted this guidance, and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of existing guidance on accounting for contingencies, if not

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are outside this scope of this new guidance. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this guidance, and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB amended its guidance on other-than-temporary impairment for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The additional guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It is effective for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance, and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB amended its guidance on the fair value of financial instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This also amended existing guidance on interim financial reporting to require those disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. We adopted this guidance, and it did not have a material impact on our consolidated financial statements. For additional information about fair value of our financial instruments, see Note 19, Fair Value Measurements.

In May 2009, the FASB issued guidance establishing principles and requirements for subsequent events accounting and disclosure, setting forth general principles of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide specific guidance on the accounting treatment for subsequent events or transactions. This is effective prospectively for interim or annual financial periods ending after June 15, 2009. We adopted this guidance, and it did not have a material impact on our consolidated financial statements.

In June 2009, the FASB amended its guidance on the accounting for transfers and servicing of financial assets and extinguishments of liabilities and established additional disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It applies to all entities and eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets. This guidance is effective as of the beginning of our first annual reporting period that begins after November 15, 2009 for all transfers occurring subsequent to the adoption date. We will adopt this guidance on January 1, 2010, and have not completed our assessment of the impact of its adoption on our consolidated financial statements.

In June 2009, the FASB issued new guidance changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This requires enhanced disclosures about variable interest entities that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It does not change the existing scope for accounting and assessment of variable interest entities, however it adds entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated. This guidance is effective for our first annual reporting period that begins after November 15, 2009. We will adopt this guidance on January 1, 2010, and have not completed our assessment of the impact of its adoption on our consolidated financial statements.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Retrospective Application of Accounting Pronouncements

In May 2008, the FASB issued guidance clarifying the requirements for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under the Derivatives and Hedge Accounting Topic of the Codification. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and requires retroactive application for all periods presented in the consolidated financial statements.

In December 2007, the FASB issued guidance, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance also amends certain consolidation procedures for consistency with the requirements of the Consolidation Topic of the Codification. The effective date for application of this guidance is the beginning of the first fiscal year beginning after December 15, 2008.

On January 1, 2009, we applied this guidance to our convertible debt and non-controlling interests retrospectively. The adoption of this guidance affected financial statement line items for the periods presented below as follows:

Consolidated Balance Sheets

	September 30, 2009
	As Computed Prior to	As Reported after
	Adoption	Adoption	Effect of Change
	($ in thousands)

Other assets	$483,298	$488,262	$4,964
Other borrowings	1,557,390	1,547,037	(10,353)
Additional paid-in capital	3,883,572	3,899,604	16,032
Accumulated deficit	(1,500,954)	(1,501,669)	(715)

	December 31, 2008
	As Computed Prior to	As Reported after
	Adoption	Adoption	Effect of Change
	($ in thousands)

Other assets	$1,060,332	$1,065,063	$4,731
Other borrowings	1,560,224	1,573,813	13,589
Additional paid-in capital	3,683,065	3,686,765	3,700
Accumulated deficit	(855,867)	(868,425)	(12,558)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Income

	Three Months Ended September 30, 2009
	As Computed Prior to	As Reported after
	Adoption	Adoption	Effect of Change
	($ in thousands, except per share amounts)

Interest expense: borrowings	$84,595	$82,672	$(1,923)
Net loss	(276,149)	(274,236)	1,913
Net income attributable to noncontrolling interests(1)	10	10	—
Net loss attributable to CapitalSource Inc.	—	(274,246)	(274,246)
Net loss per share attributable to CapitalSource Inc.(2)
Basic	(0.87)	(0.87)	—
Diluted	(0.87)	(0.87)	—

	Three Months Ended September 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
	($ in thousands, except per share amounts)

Interest expense: borrowings	$148,318	$142,672	$(5,646)
Net income	8,055	13,601	5,546
Net loss attributable to noncontrolling interests(1)	(100)	(100)	—
Net income attributable to CapitalSource Inc.	—	13,701	13,701
Net income per share attributable to CapitalSource Inc.(2)
Basic	0.03	0.05	0.02
Diluted	0.03	0.05	0.02

	Nine Months Ended September 30, 2009
	As Computed Prior to	As Reported after
	Adoption	Adoption	Effect of Change
	($ in thousands, except per share amounts)

Interest expense: borrowings	$268,069	$256,226	$(11,843)
Net loss	(636,996)	(625,125)	11,871
Net loss attributable to noncontrolling interests(1)	(28)	(28)	—
Net loss attributable to CapitalSource Inc.	—	(625,097)	(625,097)
Net loss per share attributable to CapitalSource Inc.(2)
Basic	(2.11)	(2.07)	0.04
Diluted	(2.11)	(2.07)	0.04

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
	($ in thousands, except per share amounts)

Interest expense: borrowings	$497,346	$491,259	$(6,087)
Net income	74,886	82,453	7,567
Net income attributable to noncontrolling interests(1)	1,480	1,480	—
Net income attributable to CapitalSource Inc.	—	80,973	80,973
Net income per share attributable to CapitalSource Inc.(2)
Basic	0.31	0.33	0.02
Diluted	0.31	0.33	0.02

(1)	The caption “Noncontrolling interests expense” was changed to “Net (loss) income attributable to noncontrolling interests” to conform to the presentation requirements of the Consolidation Topic of the Codification.

(2)	The caption “Net (loss) income per share” was changed to “Net (loss) income per share attributable to CapitalSource Inc.” to conform to the presentation requirements of the Consolidation Topic of the Codification.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2009
	As Computed Prior to	As Reported after
	Adoption	Adoption	Effect of Change
	($ in thousands)

Net loss	$(636,996)	$(625,125)	$11,871
Operating activities:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing fees and discounts	59,989	48,146	(11,843)
Financing activities:
Payment of dividends	(9,208)	(9,236)	(28)

	Nine Months Ended September 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
	($ in thousands)

Net income	$74,886	$82,453	$7,567
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing fees and discounts	95,173	89,086	(6,087)
Financing activities:
Payment of dividends	(289,134)	(290,614)	(1,480)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Cash and Cash Equivalents and Restricted Cash

As of September 30, 2009 and December 31, 2008, our cash and cash equivalents and restricted cash balances were as follows:

	September 30,	December 31,
	2009	2008
	($ in thousands)

Cash and due from banks(1)	$194,051	$249,610
Interest-bearing deposits in other banks(2)	30,915	19,963
Other short-term investments(3)	795,932	984,237
Investment securities(4)	244,105	504,136

Total cash and cash equivalents and restricted cash	$1,265,003	$1,757,946

(1)	Represents principal and interest collections on loan assets held by securitization trusts or pledged to credit facilities and escrows for future expenses related to our direct real estate investments. A portion of these collections are invested in money market funds that invest primarily in U.S. Treasury securities, and in 2008, repurchase agreements secured by U.S. Treasury securities. The restricted portion of the balance was $37.4 million and $60.9 million as of September 30, 2009 and December 31, 2008, respectively. Cash and due from bank accounts for CapitalSource Bank were $141.9 million and $132.3 million as of September 30, 2009 and December 31, 2008, respectively. Included in this balance for CapitalSource Bank were $100.7 million and $52.1 million in deposits at the Federal Reserve Bank (“FRB”) as of September 30, 2009 and December 31, 2008, respectively. The cash and due from bank accounts for CapitalSource Bank were not restricted.

(2)	Represents principal and interest collections on loan assets pledged to credit facilities. The restricted portion was $11.0 million and $8.4 million as of September 30, 2009 and December 31, 2008, respectively.

(3)	Represents principal and interest collections on loan assets held by securitization trusts or pledged to credit facilities and also includes short-term investments held by CapitalSource Bank. Principal and interest collections are invested in money market funds that invest primarily in U.S. Treasury securities, and in 2008, repurchase agreements secured by U.S. Treasury securities. The restricted portion was $178.8 million and $150.0 million as of September 30, 2009 and December 31, 2008, respectively. The CapitalSource Bank cash is invested in (i) short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P), P1 (Moody’s) or F1 (Fitch), and (ii) in money market funds that invest primarily in U.S. Treasury and Agency securities and repurchase agreements secured by the same.

(4)	Includes discount notes with AAA ratings totaling $244.1 million and $303.0 million as of September 30, 2009 and December 31, 2008, respectively, issued by the Federal Home Loan Bank System (“FHLB”), Fannie Mae or Freddie Mac. These investments have a remaining weighted average maturity of 40 days and 61 days as of September 30, 2009 and December 31, 2008, respectively. CapitalSource Bank pledged these notes to the FHLB of San Francisco (“FHLB SF”) as a source of borrowing capacity as of September 30, 2009. There was no restricted portion as of September 30, 2009, and $200.0 million was restricted as of December 31, 2008.

Note 5.	Mortgage-Related Receivables and Related Owner Trust Securitizations

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by the SPEs to fund these receivables, in our consolidated balance sheets as of September 30, 2009 and December 31, 2008. The carrying amounts of the assets and liabilities of the SPEs reported in our consolidated balance sheet as of September 30, 2009, were $1.5 billion for both assets and liabilities. We are restricted from pledging or exchanging the assets held by the SPEs. Cash flows from these underlying residential mortgage loans are designated to pay off the related liabilities. Recourse is limited to the assets held in the SPE and does not extend to the general credit of CapitalSource. As a result, our economic exposure is limited to the beneficial interests we purchased in the respective securitization trusts. Our initial economic exposure related to these beneficial interests was approximately $109.1 million at the time of their purchase. This exposure has since decreased to approximately $3.5 million as of September 30, 2009, primarily as a result of recorded charge offs and reserves.

Recognized mortgage-related receivables are, in economic substance, mortgage loans. Such mortgage loans are all prime, hybrid adjustable-rate loans. At acquisition, the mortgage loans that back our mortgage-related receivables had a weighted average loan-to-value ratio of 73% and a weighted average Fair Isaac & Co. (“FICO”) score of 737.

As of September 30, 2009 and December 31, 2008, the carrying amount of our residential mortgage-related receivables, net, including accrued interest, the allowance for loan losses, and the balance of unamortized purchase discounts, was $1.5 billion and $1.8 billion, respectively. As of September 30, 2009 and December 31, 2008, approximately 97% and 95%, respectively, of mortgage-related receivables were financed with permanent term debt in the amounts of $1.5 billion and $1.7 billion, respectively, and were recognized by us through the consolidation of SPEs. This term debt was recorded as a component of term debt in our consolidated balance sheets.

As of September 30, 2009 and December 31, 2008, mortgage-related receivables, whose underlying mortgage loans are 90 or more days past due or were in the process of foreclosure were as follows:

	September 30,	December 31,
	2009	2008
	($ in thousands)

Mortgage-related receivables whose underlying mortgage loans are 90 or more days past due or are in the process of foreclosure(1)	$127,723	$51,348
Percentage of mortgage-related receivables	8.17%	2.82%

(1)	Mortgage loans 90 or more days past due are also placed on non-accrual status.

During the three and nine months ended September 30, 2009, the carrying value of foreclosed assets increased by $1.5 million and $0.3 million, respectively. As of September 30, 2009 and December 31, 2008, the carrying values of the foreclosed assets were $7.6 million and $7.3 million, respectively.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the allowance for loan losses on mortgage-related receivables for the nine months ended September 30, 2009 and 2008, was as follows:

	Nine Months Ended
	September 30,
	2009	2008

Balance as of beginning of period	$9,266	$796
Provision for loan losses	66,000	11,876
Charge offs, net of recoveries	(40,858)	(4,888)

Balance as of end of period	$34,408	$7,784

During the three and nine months ended September 30, 2009, we recognized interest income on our mortgage-related receivables of $18.3 million and $59.4 million, respectively, as a component of interest income on loans in the consolidated statements of income. For the three and nine months ended September 30, 2008, we recognized interest income on our mortgage-related receivables of $23.1 million and $72.1 million, respectively, as a component of interest income on loans in the consolidated statements of income.

Note 6.	Commercial Lending Assets and Credit Quality

As of September 30, 2009 and December 31, 2008, our total commercial loan portfolio had an outstanding balance of $9.4 billion and $10.9 billion, respectively. Included in these amounts were loans held for investment, loans held for sale, a commercial real estate participation interest (“the “A” Participation Interest”), and related interest and fee receivables (collectively, “Commercial Lending Assets”). As of September 30, 2009 and December 31, 2008, interest and fee receivables totaled $102.8 million and $93.3 million, respectively.

Commercial Real Estate “A” Participation Interest

As of September 30, 2009, the carrying value of the “A” Participation Interest was $714.2 million, representing our share of a $3.6 billion pool of commercial real estate loans and related assets, net of a remaining purchase discount of $18.8 million.

The activity with respect to the “A” Participation Interest for the period from December 31, 2008 to September 30, 2009 was as follows ($ in thousands):

“A” Participation Interest as of December 31, 2008	$1,396,611
Principal payments	(702,860)
Discount accretion	20,487

“A” Participation Interest as of September 30, 2009	$714,238

During the three and nine months ended September 30, 2009, we recognized $10.7 million and $35.3 million, respectively, in interest income on the “A” Participation Interest.

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2009, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value in our consolidated balance sheets. During the three and nine months ended September 30, 2009, we recognized a net pre-tax loss of $7.7 million and $10.7 million, respectively, on the sale of loans. During the three and nine months ended September 30, 2008, we recognized net pre-tax losses of $27,000 and net pre-tax gains of $2.6 million, respectively, on the sale of loans.

During the three and nine months ended September 30, 2009, loans held for investment with a carrying amount of $55.8 million and $130.8 million, respectively, were transferred to loans held for sale based on management’s intent with respect to the loans, resulting in no losses in the three month period and $11.4 million in losses for the nine months due to valuation adjustments.

Loans Held for Investment

Loans held for investment are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. We maintain an allowance for loan losses for loans held for investment, which is calculated based on management’s estimate of incurred loan losses inherent in our loan portfolio as of the balance sheet date. Activity in the allowance for loan losses related to our loans held for investment for the nine months ended September 30, 2009 and 2008, respectively, was as follows:

	Nine Months Ended
	September 30,
	2009	2008
	($ in thousands)

Balance as of beginning of period	$423,844	$138,930
Provision for loan losses	514,499	135,718
Charge offs, net of recoveries	(420,938)	(110,793)

Balance as of end of period	$517,405	$163,855

As of September 30, 2009 and December 31, 2008, the principal balances of contractually delinquent loans, non-accrual loans and impaired loans were as follows:

	September 30,	December 31,
	2009	2008
	($ in thousands)

Loans 30-89 days contractually delinquent	$131,567	$299,322
Loans 90 or more days contractually delinquent	395,537	141,104
Non-accrual loans(1)	993,543	439,547
Impaired loans(2)	1,306,719	692,278

(1)	Includes loans with aggregate principal balances of $359.6 million and $110.3 million as of September 30, 2009 and December 31, 2008, respectively, which were also classified as loans 90 or more days contractually

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delinquent and loans with aggregate principal balances of $104.0 million and $49.4 million as of September 30, 2009 and December 31, 2008, respectively, which were classified as 30-89 days contractually delinquent. Includes non-performing loans classified as held for sale that had an aggregate principal balance of $25.1 million and $14.5 million as of September 30, 2009 and December 31, 2008, respectively.

(2)	Includes loans with aggregate principal balances of $366.1 million and $128.9 million as of September 30, 2009 and December 31, 2008, respectively, which were also classified as loans 90 or more days contractually delinquent, loans with aggregate principal balances of $131.6 million and $133.2 million as of September 30, 2009 and December 31, 2008, respectively, which were classified as 30-89 days contractually delinquent, and loans with aggregate principal balances of $968.5 million and $423.4 million as of September 30, 2009 and December 31, 2008, respectively, which were also classified as loans on non-accrual status. The net carrying value of impaired loans was $1.3 billion and $683.1 million as of September 30, 2009 and December 31, 2008, respectively, prior to the application of allocated reserves.

We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us. As of September 30, 2009 and December 31, 2008, we had $727.7 million and $359.3 million of impaired loans, respectively, with allocated reserves of $91.4 million and $87.4 million, respectively. As of September 30, 2009 and December 31, 2008, we had $579.0 million and $333.0 million, respectively, of loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal amounts due.

The average balances of impaired loans during the three and nine months ended September 30, 2009 were $1.2 billion and $1.0 billion, respectively, and were $581.2 million and $457.3 million, respectively, during the three and nine months ended September 30, 2008. The total amounts of interest income that were recognized on impaired loans during the three and nine months ended September 30, 2009 were $10.8 million and $25.4 million, respectively and were $9.4 million and $22.9 million, respectively, during the three and nine months ended September 30, 2008. The amounts of cash basis interest income that were recognized on impaired loans during the three and nine months ended September 30, 2009 were $3.7 million and $9.7 million, respectively, and were $7.8 million and $15.9 million, respectively, during the three and nine months ended September 30, 2008. If the non-accrual loans had performed in accordance with their original terms, interest income would have been increased by $33.7 million and $85.6 million, respectively, for the three and nine months ended September 30, 2009, and $12.8 million and $31.8 million, respectively, for the three and nine months ended September 30, 2008.

During the three and nine months ended September 30, 2009, loans with an aggregate carrying value of $427.7 million and $795.1 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. As of September 30, 2009 and December 31, 2008, the balance of loans that had been restructured in troubled debt restructurings were $650.7 million and $381.4 million, respectively. Additionally, loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring. A loan that has been involved in a troubled debt restructuring might no longer be assessed as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The allocated reserves for loans that were involved in troubled debt restructurings were $25.8 million and $48.0 million, as of September 30, 2009 and December 31, 2008, respectively.

Foreclosed Assets

Real Estate Owned

When we foreclose on real estate assets that collateralized a loan, we record the assets at their estimated fair value at the time of foreclosure. Upon foreclosure and through liquidation, we evaluate the asset’s fair value as compared to the loan’s carrying amount and record a charge off when the carrying amount of the loan exceeds fair

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. Subsequent valuation adjustments are recorded as a valuation allowance which are recorded as a component of other (expense) income, net in our consolidated statements of income. We estimate fair value at the asset’s liquidation value, based on market conditions, less estimated costs to sell such asset.

As of September 30, 2009 and December 31, 2008, we had $67.1 million and $84.4 million, respectively, of real estate owned (“REO”), which was recorded in other assets in our consolidated balance sheets. Activity in REO for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in thousands)

REO as of beginning of period	$95,149	$67,609	$84,437	$19,741
Transfers from loans held for investment	11,150	—	47,873	54,843
Fair value adjustments	(2,298)	(7,575)	(18,923)	(8,651)
Transfers to property held for investment	(11,260)	—	(11,260)	—
Real estate sold	(25,687)	(1,057)	(35,073)	(6,956)

REO as of end of period	$67,054	$58,977	$67,054	$58,977

During the three and nine months ended September 30, 2009, we recognized a gain of $1.5 million and a loss of $0.3 million, respectively, on the sales of REO as a component of other income (expense) in the consolidated statements of income. For the three and nine months ended September 30, 2008, we recognized gains of $45,000 and $0.4 million, respectively, on the sale of REO as a component of other income (expense) in the consolidated statements of income.

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of loans, we record the acquired loans at the estimated fair value at the time of foreclosure. As of September 30, 2009, we had $109.7 million of loans acquired through foreclosure, which were recorded in loans held for investment in our consolidated balance sheets. As of December 31, 2008, there were no loans acquired as a result of foreclosure.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Investments

Investment Securities, Available-for-Sale

As of September 30, 2009 and December 31, 2008, our investment securities, available-for-sale were as follows:

	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	($ in thousands)

Agency discount notes	$9,999	$1	$—	$10,000	$149,383	$562	$—	$149,945
Agency callable notes	193,300	403	(446)	193,257	312,829	2,249	—	315,078
Agency debt	25,560	275	(158)	25,677	30,697	—	(383)	30,314
Agency MBS	325,735	7,845	(129)	333,451	141,213	1,023	—	142,236
Non-agency MBS	133,743	373	(635)	133,481	325	52	—	377
Equity security	514	—	(321)	193	514	—	(301)	213
Corporate debt	12,287	776	—	13,063	39,100	147	(219)	39,028
Collateralized loan obligation	1,169	21	—	1,190	2,360	—	—	2,360

Total	$702,307	$9,694	$(1,689)	$710,312	$676,421	$4,033	$(903)	$679,551

Included in investment securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”), corporate debt, an investment in a subordinated note of a collateralized loan obligation and an equity security. CapitalSource Bank pledged to the FHLB of San Francisco (“FHLB SF”) and FRB investment securities, available-for-sale with an estimated fair value of $656.7 million and $19.3 million, respectively, as sources of borrowing capacity as of September 30, 2009.

During the three and nine months ended September 30, 2009, we sold investment securities, available-for-sale for $28.4 million and $46.5 million, respectively, recognizing net pre-tax gains of $63,000 and $0.5 million, respectively. We did not sell any of these investments during the three and nine months ended September 30, 2008.

During the three and nine months ended September 30, 2008, we recorded other-than-temporary impairments in the fair value of our Non-agency MBS of $1.4 million and $4.1 million, respectively, as a component of gain (loss) on residential mortgage investment portfolio in the consolidated statements of income. We did not incur any such other-than-temporary impairments in the fair value of our Non-agency MBS during the three and nine months ended September 30, 2009. Additionally, we recorded no other-than- temporary impairment during the three months ended September 30, 2009, and $11.7 million during the nine months ended September 30, 2009, related to corporate debt, as a component of loss on investments, net in the consolidated statements of income. During the three and nine months ended September 30, 2008, we did not record any other-than-temporary impairment related to corporate debt. During the three and nine months ended September 30, 2009, we recorded other-than-temporary impairments in the fair value of the collateralized loan obligation of $0.4 million and $1.8 million, respectively, as a component of loss on investments, net in the consolidated statements of income. During the three and nine months ended September 30, 2008, we recorded other-than-temporary impairments in the fair value of the collateralized loan obligation of $0.8 million for both periods, as a component of loss on investments, net in the consolidated statements of income.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, 2009, we recognized $6.9 million and $0.5 million, respectively, of net unrealized after-tax gains, related to our available-for-sale investment securities, as a component of accumulated other comprehensive income, net in our consolidated balance sheets.

As of September 30, 2009 and December 31, 2008, the gross unrealized losses and fair value of investment securities, available-for-sale, that were in an unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in thousands)

As of September 30, 2009
Agency callable notes	$(446)	$84,854	$—	$—	$(446)	$84,854
Agency debt	(158)	16,040	—	—	(158)	16,040
Agency MBS	(129)	22,780	—	—	(129)	22,780
Non-agency MBS	(635)	72,398	—	—	(635)	72,398
Equity security	—	—	(321)	193	(321)	193

Total	$(1,368)	$196,072	$(321)	$193	$(1,689)	$196,265

As of December 31, 2008
Agency debt	$(383)	$30,314	$—	$—	$(383)	$30,314
Equity security	—	—	(301)	213	(301)	213
Corporate debt	(219)	2,781	—	—	(219)	2,781

Total	$(602)	$33,095	$(301)	$213	$(903)	$33,308

We do not believe that any unrealized losses greater than 12 months in our available-for-sale portfolio as of September 30, 2009 and December 31, 2008 represent an other-than-temporary impairment. These losses are related to an equity security and are attributable to fluctuations in its market price due to current market conditions.

Investment Securities, Held-to-Maturity

As of September 30, 2009 and December 31, 2008, the amortized cost of investment securities, held-to-maturity, was $250.2 million and $14.4 million, respectively and consisted of AAA-rated commercial mortgage-backed securities. In addition, CapitalSource Bank pledged to the FHLB SF and FRB investment securities, held-to-maturity, with an amortized cost of $74.5 million and $170.2 million, respectively, and estimated fair value of $76.6 million and $182.2 million, respectively, as sources of borrowing capacity as of September 30, 2009.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Maturities

As of September 30, 2009, the contractual maturities of our investment securities, available-for-sale, and investment securities, held-to-maturity, were as follows:

	Investment Securities,		Investment Securities,
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

Due in one year or less	$29,816	$29,763	$35,202	$34,901
Due after one year through five years	159,042	159,495	205,681	218,893
Due after five years through ten years	106,952	108,562	9,339	10,342
Due after ten years(1)(2)	406,497	412,492	—	—

Total	$702,307	$710,312	$250,222	$264,136

(1)	Included in this category are Agency and Non-agency MBS with weighted-average expected maturities of approximately 3.5 years and 2.2 years, respectively, based on interest rates and expected prepayment speeds as of September 30, 2009.

(2)	Includes securities with no stated maturity.

Other Investments

As of September 30, 2009 and December 31, 2008, our other investments were as follows:

	September 30,	December 31,
	2009	2008
	($ in thousands)

Investments carried at cost	$53,896	$61,279
Investments carried at fair value	1,498	4,661
Investments accounted for under the equity method	40,835	61,806

Total	$96,229	$127,746

During the three and nine months ended September 30, 2009, we sold other investments for $10.6 million and $23.2 million, respectively, recognizing a net pre-tax gain of $0.7 million and a net pre-tax loss of $2.4 million, respectively. For the three and nine months ended September 30, 2008, we sold other investments for $12.1 million and $22.2 million, respectively, recognizing a net pre-tax loss of $0.3 million and a net pre-tax gain of $4.6 million, respectively. During the three and nine months ended September 30, 2009, we recorded other-than-temporary impairments of $6.8 million and $11.4 million, respectively, relating to our investments carried at cost. During the three and nine months ended September 30, 2008, we recorded other-than-temporary impairments of $30.8 million and $40.0 million, respectively, relating to our investments carried at cost.

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2009, we sold all of our Agency RMBS and unwound all of the related derivatives remaining in our residential mortgage investment portfolio, realizing a gain of $15.3 million as a component of (loss) gain on residential mortgage investment portfolio in the consolidated statements of income.

Note 8.	Guarantor Information

The following represents the supplemental consolidating condensed financial information of CapitalSource Inc. As discussed in Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K and Note 11, Borrowings, in these financial statements, CapitalSource Inc. is the issuer of our “2014 Senior Secured Notes,” as defined in Note 11, Borrowings, as well as our Senior Debentures and Subordinated Debentures (together, the “Debentures”). CapitalSource Finance LLC (“CapitalSource Finance”) is a guarantor of our 2014 Senior Secured Notes and the Debentures, and our subsidiaries that are not guarantors of the 2014 Senior Secured Notes or the Debentures, as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008. CapitalSource Finance, a 100% owned indirect subsidiary of CapitalSource Inc., has guaranteed our 2014 Senior Secured Notes and the Senior Debentures, fully and unconditionally, on a senior basis. CapitalSource Finance also has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
September 30, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Assets
Cash and cash equivalents	$3,997	$733,618	$284,797	$15,406	$—	$1,037,818
Restricted cash	—	75,229	92,515	59,441	—	227,185
Investment securities:
Available-for-sale, at fair value	—	701,566	595	8,151	—	710,312
Held-to-maturity, at amortized cost	—	250,222	—	—	—	250,222

Total investment securities	—	951,788	595	8,151	—	960,534
Mortgage-related receivables, net	—	—	—	1,529,795	—	1,529,795
Commercial real estate “A” participation interest, net	—	714,238	—	—	—	714,238
Loans:
Loans held for sale	—	26,537	—	6,206	—	32,743
Loans held for investment	—	5,385,353	288,627	2,913,633	(6)	8,587,607
Less deferred loan fees and discounts	—	(76,392)	(19,040)	(37,724)	(17,144)	(150,300)
Less allowance for loan losses	—	(237,868)	(66,375)	(213,162)	—	(517,405)

Loans held for investment, net	—	5,071,093	203,212	2,662,747	(17,150)	7,919,902

Total loans	—	5,097,630	203,212	2,668,953	(17,150)	7,952,645
Interest receivable	—	47,945	1,524	64,047	25	113,541
Direct real estate investments, net	—	—	—	946,459	—	946,459
Investment in subsidiaries	3,270,484	4,542	1,511,337	1,485,258	(6,271,621)	—
Intercompany note receivable	375,000	10	131,029	412,180	(918,219)	—
Other investments	—	66,082	14,480	15,667	—	96,229
Goodwill	—	173,135	—	—	—	173,135
Other assets	53,971	164,011	123,523	257,643	(110,886)	488,262

Total assets	$3,703,452	$8,028,228	$2,363,012	$7,463,000	$(7,317,851)	$14,239,841

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,390,486	$—	$—	$—	$4,390,486
Credit facilities	419,488	200,953	57,505	148,665	—	826,611
Term debt	282,536	1,713,281	—	2,737,456	—	4,733,273
Other borrowings	558,701	200,000	443,569	344,767	—	1,547,037
Other liabilities	15,651	90,936	91,505	231,042	(113,902)	315,232
Intercompany note payable	—	46,850	271,097	600,272	(918,219)	—

Total liabilities	1,276,376	6,642,506	863,676	4,062,202	(1,032,121)	11,812,639
Shareholders’ equity:
Common stock	3,231	921,000	—	—	(921,000)	3,231
Additional paid-in capital	3,899,573	(234,258)	746,449	3,314,931	(3,827,091)	3,899,604
(Accumulated deficit) retained earnings	(1,501,638)	677,671	726,913	65,488	(1,470,103)	(1,501,669)
Accumulated other comprehensive income, net	25,910	21,309	25,974	20,231	(67,514)	25,910

Total CapitalSource Inc. shareholders’ equity	2,427,076	1,385,722	1,499,336	3,400,650	(6,285,708)	2,427,076
Noncontrolling interests	—	—	—	148	(22)	126

Total shareholders’ equity	2,427,076	1,385,722	1,499,336	3,400,798	(6,285,730)	2,427,202

Total liabilities and shareholders’ equity	$3,703,452	$8,028,228	$2,363,012	$7,463,000	$(7,317,851)	$14,239,841

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
Three Months Ended September 30, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income:
Loans	$7,638	$110,589	$1,229	$63,412	$(8,888)	$173,980
Investment securities	—	12,839	56	526	—	13,421
Other	—	1,086	25	15	—	1,126

Total interest income	7,638	124,514	1,310	63,953	(8,888)	188,527
Fee income	—	9,486	11,601	6,217	(2,023)	25,281

Total interest and fee income	7,638	134,000	12,911	70,170	(10,911)	213,808
Operating lease income	—	—	—	27,247	—	27,247

Total investment income	7,638	134,000	12,911	97,417	(10,911)	241,055
Interest expense:
Deposits	—	22,674	—	—	—	22,674
Borrowings	32,442	11,617	7,815	39,686	(8,888)	82,672

Total interest expense	32,442	34,291	7,815	39,686	(8,888)	105,346

Net investment (loss) income	(24,804)	99,709	5,096	57,731	(2,023)	135,709
Provision for loan losses	—	42,940	5,628	172,817	—	221,385

Net investment (loss) income after provision for loan losses	(24,804)	56,769	(532)	(115,086)	(2,023)	(85,676)
Operating expenses:
Compensation and benefits	230	12,999	16,110	—	—	29,339
Depreciation of direct real estate investments	—	—	—	8,713	—	8,713
Professional fees	2,886	696	8,791	2,890	—	15,263
Other administrative expenses	1,049	13,625	14,675	7,992	(17,315)	20,026

Total operating expenses	4,165	27,320	39,576	19,595	(17,315)	73,341
Other (expense) income:
Loss on investments, net	—	(4,813)	(221)	(3,438)	—	(8,472)
Loss on derivatives	—	(3,259)	(81)	(6,958)	—	(10,298)
Loss on residential mortgage investment portfolio	—	—	—	(3)	—	(3)
Gain on debt extinguishment	—	—	—	11,472	—	11,472
Other income (expense), net	10	3,896	11,511	(8,159)	(16,983)	(9,725)
Earnings in subsidiaries	(254,378)	(889)	16,731	(14,359)	252,895	—

Total other (expense) income	(254,368)	(5,065)	27,940	(21,445)	235,912	(17,026)

Net (loss) income before income taxes	(283,337)	24,384	(12,168)	(156,126)	251,204	(176,043)
Income tax (benefit) expense	(9,091)	2,363	500	104,421	—	98,193

Net (loss) income	(274,246)	22,021	(12,668)	(260,547)	251,204	(274,236)
Net income attributable to noncontrolling interests	—	—	—	10	—	10

Net (loss) income attributable to CapitalSource Inc.	$(274,246)	$22,021	$(12,668)	$(260,557)	$251,204	$(274,246)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended September 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income:
Loans	$1,081	$139,953	$6,346	$93,001	$(1,087)	$239,294
Investment securities	—	2,021	172	22,546	—	24,739
Other	—	7,025	551	2,403	—	9,979

Total interest income	1,081	148,999	7,069	117,950	(1,087)	274,012
Fee income	—	5,305	15,383	8,919	367	29,974

Total interest and fee income	1,081	154,304	22,452	126,869	(720)	303,986
Operating lease income	—	—	—	28,140	—	28,140

Total investment income	1,081	154,304	22,452	155,009	(720)	332,126
Interest expense:
Deposits	—	32,178	—	—	—	32,178
Borrowings	24,509	35,966	12,195	71,089	(1,087)	142,672

Total interest expense	24,509	68,144	12,195	71,089	(1,087)	174,850

Net investment (loss) income	(23,428)	86,160	10,257	83,920	367	157,276
Provision for loan losses	—	3,535	107,166	(440)	—	110,261

Net investment (loss) income after provision for loan losses	(23,428)	82,625	(96,909)	84,360	367	47,015
Operating expenses:
Compensation and benefits	194	9,455	19,820	4	—	29,473
Depreciation of direct real estate investments	—	—	—	8,898	—	8,898
Professional fees	234	1,593	4,732	1,280	—	7,839
Other administrative expenses	8,688	11,832	12,966	9	(18,186)	15,309

Total operating expenses	9,116	22,880	37,518	10,191	(18,186)	61,519
Other income (expense):
Loss on investments, net	—	(2,284)	(4,009)	(23,717)	—	(30,010)
Gain (loss) on derivatives	—	3,677	1,725	(2,743)	—	2,659
Loss on residential mortgage investment portfolio	—	—	—	(26,956)	—	(26,956)
Gain on debt extinguishment	—	—	14,259	55,798	—	70,057
Other income, net	—	14,712	23,295	1,545	(27,139)	12,413
Earnings in subsidiaries	46,245	—	61,527	(33,191)	(74,581)	—
Intercompany	—	(7,109)	13,025	(5,916)	—	—

Total other income (expense)	46,245	8,996	109,822	(35,180)	(101,720)	28,163

Net income (loss) before income taxes	13,701	68,741	(24,605)	38,989	(83,167)	13,659
Income tax expense (benefit)	—	7,285	—	(7,227)	—	58

Net income (loss)	13,701	61,456	(24,605)	46,216	(83,167)	13,601
Net loss attributable to noncontrolling interests	—	(71)	—	(29)	—	(100)

Net income (loss) attributable to CapitalSource Inc.	$13,701	$61,527	$(24,605)	$46,245	$(83,167)	$13,701

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Nine Months Ended September 30, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Net investment income:
Interest income:
Loans	$8,930	$352,111	$4,306	$204,018	$(12,900)	$556,465
Investment securities	—	33,790	290	13,363	—	47,443
Other	—	3,551	79	151	—	3,781

Total interest income	8,930	389,452	4,675	217,532	(12,900)	607,689
Fee income	—	23,531	39,110	23,265	(4,323)	81,583

Total interest and fee income	8,930	412,983	43,785	240,797	(17,223)	689,272
Operating lease income	—	—	—	82,533	—	82,533

Total investment income	8,930	412,983	43,785	323,330	(17,223)	771,805
Interest expense:
Deposits	—	91,020	—	—	—	91,020
Borrowings	86,059	39,831	24,867	118,369	(12,900)	256,226

Total interest expense	86,059	130,851	24,867	118,369	(12,900)	347,246

Net investment (loss) income	(77,129)	282,132	18,918	204,961	(4,323)	424,559
Provision for loan losses	—	179,746	85,516	315,237	—	580,499

Net investment (loss) income after provision for loan losses	(77,129)	102,386	(66,598)	(110,276)	(4,323)	(155,940)
Operating expenses:
Compensation and benefits	1,044	39,195	58,945	—	—	99,184
Depreciation of direct real estate investments	—	—	—	26,515	—	26,515
Professional fees	6,664	2,534	27,997	7,348	—	44,543
Other administrative expenses	3,452	41,022	43,884	32,872	(62,092)	59,138

Total operating expenses	11,160	82,751	130,826	66,735	(62,092)	229,380
Other (expense) income:
Loss on investments, net	—	(10,357)	(2,723)	(16,486)	—	(29,566)
(Loss) gain on derivatives	—	(7,876)	279	(3,368)	(1,352)	(12,317)
Gain on residential mortgage investment portfolio	—	—	—	15,308	—	15,308
(Loss) gain on debt extinguishment	(57,128)	—	—	16,037	—	(41,091)
Other income (expense), net	10	18,666	25,145	(19,408)	(60,605)	(36,192)
Earnings in subsidiaries	(488,760)	(889)	2,076	(173,777)	661,350	—
Intercompany	—	—	3,558	(3,558)	—	—

Total other (expense) income	(545,878)	(456)	28,335	(185,252)	599,393	(103,858)

Net (loss) income before income taxes	(634,167)	19,179	(169,089)	(362,263)	657,162	(489,178)
Income tax (benefit) expense	(9,070)	7,682	500	136,835	—	135,947

Net (loss) income	(625,097)	11,497	(169,589)	(499,098)	657,162	(625,125)
Net loss attributable to noncontrolling interests	—	—	—	(28)	—	(28)

Net (loss) income attributable to CapitalSource Inc.	$(625,097)	$11,497	$(169,589)	$(499,070)	$657,162	$(625,097)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Nine months Ended September 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Net investment income:

Interest income:

Loans	$3,335	$336,004	$30,075	$341,843	$(3,344)	$707,913

Investment securities	—	2,522	633	108,341	—	111,496

Other	—	8,190	2,646	6,314	—	17,150

Total interest income	3,335	346,716	33,354	456,498	(3,344)	836,559

Fee income	—	27,292	39,320	37,941	329	104,882

Total interest and fee income	3,335	374,008	72,674	494,439	(3,015)	941,441

Operating lease income	—	—	—	80,040	—	80,040

Total investment income	3,335	374,008	72,674	574,479	(3,015)	1,021,481

Interest expense:

Deposits	—	32,178	—	—	—	32,178

Borrowings	66,094	114,507	36,773	277,229	(3,344)	491,259

Total interest expense	66,094	146,685	36,773	277,229	(3,344)	523,437

Net investment (loss) income	(62,759)	227,323	35,901	297,250	329	498,044

Provision for loan losses	—	3,535	135,635	8,424	—	147,594

Net investment (loss) income after provision for loan losses	(62,759)	223,788	(99,734)	288,826	329	350,450

Operating expenses:

Compensation and benefits	875	15,766	82,425	4	—	99,070

Depreciation of direct real estate investments	—	—	—	26,804	—	26,804

Professional fees	2,459	2,963	20,421	3,919	—	29,762

Other administrative expenses	31,001	13,989	33,060	2,615	(36,631)	44,034

Total operating expenses	34,335	32,718	135,906	33,342	(36,631)	199,670

Other income (expense):

Loss on investments, net	—	(2,986)	(6,229)	(24,574)	(214)	(34,003)

(Loss) gain on derivatives	—	(1,389)	23,812	(42,777)	—	(20,354)

Loss on residential mortgage investment portfolio	—	—	—	(73,273)	—	(73,273)

Gain on debt extinguishment	—	—	28,504	54,278	—	82,782

Other income, net	—	13,260	48,840	382	(45,584)	16,898

Earnings in subsidiaries	178,281	—	181,733	55,225	(415,239)	—

Intercompany	—	(10,915)	22,829	(11,914)	—	—

Total other income (expense)	178,281	(2,030)	299,489	(42,653)	(461,037)	(27,950)

Net income before income taxes	81,187	189,040	63,849	212,831	(424,077)	122,830

Income tax expense	—	7,285	—	33,092	—	40,377

Net income	81,187	181,755	63,849	179,739	(424,077)	82,453

Net income attributable to noncontrolling interests	—	28	—	1,458	(6)	1,480

Net income attributable to CapitalSource Inc.	$81,187	$181,727	$63,849	$178,281	$(424,071)	$80,973

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net (loss)	$(625,097)	$11,497	$(169,589)	$(499,098)	$657,162	$(625,125)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock option expense	—	792	2,193	—	—	2,985
Restricted stock expense	—	2,841	15,121	—	—	17,962
Loss (gain) loss on extinguishment of debt	57,128	—	—	(16,037)	—	41,091
Amortization of deferred loan fees and discounts	—	(20,983)	(26,767)	(11,068)	—	(58,818)
Paid-in-kind interest on loans	—	(11,194)	606	(6,846)	—	(17,434)
Provision for loan losses	—	179,746	85,516	315,237	—	580,499
Amortization of deferred financing fees and discounts	22,131	11,894	314	13,807	—	48,146
Depreciation and amortization	—	(280)	2,829	22,760	—	25,309
Provision (benefit) for deferred income taxes	8,224	(3,508)	(36)	125,927	—	130,607
Non-cash loss on investments, net	—	15,085	2,998	13,412	—	31,495
Non-cash loss on property and equipment and writedowns of real estate owned	—	1,993	5,737	13,450	—	21,180
Unrealized loss on derivatives and foreign currencies, net	—	8,891	1,307	12,082	—	22,280
Unrealized gain on residential mortgage investment portfolio, net	—	—	—	(60,567)	—	(60,567)
Net decrease in mortgage-backed securities pledged, trading	—	—	—	1,485,133	—	1,485,133
Amortization of discount on residential mortgage investments	—	—	—	11	—	11
Accretion of discount on commercial real estate “A” participation interest	—	(20,487)	—	—	—	(20,487)
Decrease (increase) in interest receivable	—	7,815	8,778	(10,675)	(25)	5,893
Decrease in loans held for sale, net	—	11,887	19,168	—	—	31,055
(Increase) decrease in intercompany note receivable	(300,000)	—	54,735	(148,180)	393,445	—
(Increase) decrease in other assets	(5,172)	(69,776)	169,308	463,300	(72,249)	485,411
(Decrease) increase in other liabilities	(47,528)	(107,818)	39,533	(226,544)	70,623	(271,734)
Net transfers with subsidiaries	1,164,901	(338,186)	213,752	(378,882)	(661,585)	—

Cash provided by (used in) operating activities, net of impact of acquisitions	274,587	(319,791)	425,503	1,107,222	387,371	1,874,892
Investing activities:
(Increase) decrease in restricted cash	—	(39,534)	(11,178)	242,910	—	192,198
Decrease in mortgage-related receivables, net	—	—	—	215,090	—	215,090
Decrease in commercial real estate “A” participation interest	—	702,860	—	—	—	702,860
Decrease (increase) in loans, net	—	665,671	(272,358)	(54,746)	6,074	344,641
Cash received for real estate	—	—	—	15,710	—	15,710
Acquisition of marketable securities, available-for-sale, net	—	(36,991)	—	—	—	(36,991)
Acquisition of marketable securities, held-to-maturity, net	—	(227,591)	—	—	—	(227,591)
Disposal (acquisition) of other investments, net	—	13,794	2,573	(10,966)	—	5,401
(Acquisition) disposal of property and equipment, net	—	(14,134)	(17,051)	13,729	—	(17,456)

Cash provided by (used in) investing activities	—	1,064,075	(298,014)	421,727	6,074	1,193,862
Financing activities:
Payment of deferred financing fees	(30,523)	(738)	—	(7,900)	—	(39,161)
Deposits accepted, net of repayments	—	(653,552)	—	—	—	(653,552)
Increase in intercompany note payable	—	—	148,180	245,265	(393,445)	—
Repayments under repurchase agreements, net	—	—	—	(1,595,750)	—	(1,595,750)
(Repayments of) borrowings on credit facilities, net	(470,512)	(261,358)	(29,683)	133,064	—	(628,489)
Borrowings of term debt	281,898	6,000	—	23,976	—	311,874
Repayments of term debt	—	(531,272)	—	(376,362)	—	(907,634)
(Repayments of) borrowings under other borrowings	(118,503)	200,000	(55)	(5,268)	—	76,174
Proceeds from issuance of common stock, net of offering costs	77,075	—	—	—	—	77,075
Repurchase of common stock	(800)	—	—	—	—	(800)
Payment of dividends	(9,236)	—	—	—	—	(9,236)

Cash (used in) provided by financing activities	(270,601)	(1,240,920)	118,442	(1,582,975)	(393,445)	(3,369,499)

Increase (decrease) in cash and cash equivalents	3,986	(496,636)	245,931	(54,026)	—	(300,745)
Cash and cash equivalents as of beginning of period	11	1,230,254	38,866	69,432	—	1,338,563

Cash and cash equivalents as of end of period	$3,997	$733,618	$284,797	$15,406	$—	$1,037,818

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
		Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	(Unaudited)
	($ in thousands)

Operating activities:
Net income	$81,187	$181,755	$63,849	$179,739	$(424,077)	$82,453
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	(50)	580	—	—	530
Restricted stock expense	—	2,313	24,185	—	—	26,498
Gain on extinguishment of debt	—	—	(28,504)	(54,278)	—	(82,782)
Amortization of deferred loan fees and discounts	—	(26,660)	(25,789)	(19,127)	—	(71,576)
Paid-in-kind interest on loans	—	9,585	2,945	900	—	13,430
Provision for loan losses	—	3,535	135,635	8,424	—	147,594
Amortization of deferred financing fees and discounts	36,338	25,946	2,486	24,316	—	89,086
Depreciation and amortization	—	1,184	2,786	24,638	—	28,608
Benefit for deferred income taxes	—	—	—	(18,807)	—	(18,807)
Non-cash loss (gain) on investments, net	—	28,442	6,757	(80)	—	35,119
Non-cash loss on property and equipment and writedowns of real estate owned	—	—	9,270	—	—	9,270
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(4,869)	9,312	6,313	—	10,756
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	51,810	—	51,810
Net decrease in mortgage-backed securities pledged, trading	—	—	—	2,508,787	—	2,508,787
Amortization of discount on residential mortgage investments	—	—	—	(8,398)	—	(8,398)
Accretion of discount on commercial real estate “A” participation interest	—	(12,694)	—	—	—	(12,694)
(Increase) decrease in interest receivable	—	(51,107)	45,370	21,814	—	16,077
Decrease in loans held for sale, net	—	42,545	4,547	199,284	—	246,376
Decrease in intercompany note receivable	—	—	90,225	(15,153)	(75,072)	—
Increase in other assets	(4,343)	(33,652)	(90,808)	(37,385)	122,786	(43,402)
(Decrease) increase in other liabilities	(27,154)	93,846	(23,285)	(25,929)	(114,154)	(96,676)
Net transfers with subsidiaries	(798,809)	570,731	(195,434)	8,059	415,453	—

Cash (used in) provided by operating activities	(712,781)	830,850	34,127	2,854,927	(75,064)	2,932,059
Investing activities:
Decrease (increase) in restricted cash	—	19,608	85,840	(1,387,870)	—	(1,282,422)
Decrease in mortgage-related receivables, net	—	—	—	175,556	—	175,556
Decrease in commercial real estate “A” participation interest	—	206,730	—	—	—	206,730
Acquisition of CS Advisors CLO II	—	—	—	(18,619)	—	(18,619)
(Increase) decrease in loans, net	—	(1,569,218)	(173,529)	2,035,259	(54)	292,458
Cash paid for real estate	—	—	—	(10,154)	—	(10,154)
Acquisition of marketable securities, available-for-sale, net	—	(845,813)	—	—	—	(845,813)
Disposal (acquisition) of other investments, net	—	15,028	(4,168)	(4,943)	—	5,917
Net cash acquired in FIL transaction	—	3,187,037	—	—	—	3,187,037
Acquisition of property and equipment, net	—	(804)	(2,430)	(330)	—	(3,564)

Cash provided by (used in) investing activities	—	1,012,568	(94,287)	788,899	(54)	1,707,126
Financing activities:
Payment of deferred financing fees	(25,178)	(20,353)	120	(14,066)	—	(59,477)
Deposits accepted, net of repayments	—	(122,115)	—	—	—	(122,115)
Decrease in intercompany note payable	—	—	15,153	(90,225)	75,072	—
Repayments under repurchase agreements, net	—	(12,673)	—	(1,027,281)	—	(1,039,954)
Borrowings on (repayments of) credit facilities, net	424,763	(440,949)	111,091	(955,760)	—	(860,855)
Borrowings of term debt	—	(46)	—	—	46	—
Repayments of term debt	—	(298,528)	—	(1,384,170)	—	(1,682,698)
Repayments of other borrowings	—	—	(59,163)	(9,342)	—	(68,505)
Proceeds from issuance of common stock, net of offering costs	601,881	—	—	—	—	601,881
Proceeds from exercise of options	361	—	—	—	—	361
Tax expense on share based payments	—	—	—	(6,548)	—	(6,548)
Payment of dividends	(289,035)	—	—	(1,579)	—	(290,614)

Cash provided by (used in) financing activities	712,792	(894,664)	67,201	(3,488,971)	75,118	(3,528,524)

Increase in cash and cash equivalents	11	948,754	7,041	154,855	—	1,110,661
Cash and cash equivalents as of beginning of period	—	151,511	19,005	8,183	—	178,699

Cash and cash equivalents as of end of period	$11	$1,100,265	$26,046	$163,038	$—	$1,289,360

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Direct Real Estate Investments

Our direct real estate investments primarily consist of long-term healthcare facilities generally leased through long-term, triple-net operating leases. During the nine months ended September 30, 2009, our gross direct real estate investments decreased by $18.5 million. The decrease was due to the sale of five skilled nursing facilities, with a total net book value of $12.9 million, realizing a net gain of $2.5 million and the impairment of one investment by $3.7 million. As of September 30, 2009 and December 31, 2008, our direct real estate investments were as follows:

	September 30,	December 31,
	2009	2008
	($ in thousands)

Land	$104,961	$106,797
Buildings	895,205	910,413
Furniture and equipment	50,374	51,814
Accumulated depreciation	(104,081)	(79,308)

Total	$946,459	$989,716

Note 10.	Deposits

As of September 30, 2009 and December 31, 2008, CapitalSource Bank had $4.4 billion and $5.0 billion, respectively, in deposits insured up to the maximum limit by the FDIC. In 2009, the United States Congress temporarily increased, until the end of 2013, the deposit insurance level from $100,000 to $250,000. As of September 30, 2009 and December 31, 2008, CapitalSource Bank had $1.4 billion and $1.6 billion, respectively, of certificates of deposit in the amount of $100,000 or more. As of September 30, 2009 and December 31, 2008, CapitalSource Bank had $198.9 million and $209.7 million, respectively, of certificates of deposit in the amount of $250,000 or more.

As of September 30, 2009 and December 31, 2008, the weighted-average interest rates for savings and money market deposit accounts were 1.20% and 2.66%, respectively, and for certificates of deposit (including brokered) were 2.00% and 3.55%, respectively. The weighted-average interest rate for all deposits as of September 30, 2009 and December 31, 2008 was 1.85% and 3.42%, respectively.

As of September 30, 2009 and December 31, 2008, interest-bearing deposits at CapitalSource Bank were as follows:

	September 30,	December 31,
	2009	2008
	($ in thousands)

Interest-bearing deposits:
Money market	$265,053	$279,577
Savings	544,693	471,014
Certificates of deposit	3,580,740	4,259,153
Brokered certificates of deposit	—	33,951

Total interest-bearing deposits	$4,390,486	$5,043,695

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2009, certificates of deposit at CapitalSource Bank detailed by maturity were as follows ($ in thousands):

2010	$3,451,426
2011	101,651
2012	18,280
2013	1,731
2014	7,652

Total	$3,580,740

For the three and nine months ended September 30, 2009, interest expense on deposits was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	($ in thousands)

Money market	$828	$2,937
Savings	1,743	5,704
Certificates of deposit	20,181	82,210
Brokered certificates of deposit	—	456
Fees for early withdrawal	(78)	(287)

Total interest expense	$22,674	$91,020

Note 11.	Borrowings

For a detailed discussion of our borrowings, see Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

As of September 30, 2009 and December 31, 2008, the composition of our outstanding borrowings was as follows:

	September 30,	December 31,
	2009	2008
	($ in thousands)

Repurchase agreements(1)	$—	$1,595,750
Credit facilities	826,611	1,445,062
Term debt	4,733,273	5,338,456
Other borrowings:
Convertible debt, net(2)	558,701	729,474
Subordinated debt	440,524	438,799
Mortgage debt(3)	324,767	330,311
FHLB SF borrowings	200,000	—
Notes payable	23,045	75,229

Total other borrowings	1,547,037	1,573,813

Total	$7,106,921	$9,953,081

(1)	In the first quarter of 2009, we repaid in full all borrowings outstanding under our master repurchase agreements.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Amounts presented are net of debt discount of $21.3 million and $30.6 million as of September 30, 2009 and December 31, 2008, respectively.

(3)	Includes a senior loan and a mezzanine loan with outstanding principal balances of $234.6 million and $34.7 million, respectively, as of September 30, 2009. In September 2008, we exercised the first of our three optional one-year extensions on both of these mortgage loans resulting in the extension of their maturities from April 2009 to April 2010. This balance also includes pre-existing HUD debt of $55.5 million as of September 30, 2009.

Credit Facilities

Our committed credit facility capacities were $963.4 million and $2.6 billion as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, total undrawn capacities under our credit facilities were $136.8 million and $1.2 billion, respectively, which is limited by the amount of letters of credit outstanding under such facilities and the amount of eligible collateral that we have available to pledge in order to utilize such unused capacity. We have limited available collateral to pledge to use this unused capacity. However, such unused capacity may become available to us to the extent we have additional eligible collateral in the future.

In February 2009, to avoid a potential event of default, we amended our senior secured syndicated bank credit facility to modify the consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense and average portfolio charge off ratio financial covenants and to provide that we only count those loans that are delinquent by at least 180 days or subject to an insolvency event or those loans or portions of loans that are charged off pursuant to our credit and collection policy when calculating our maximum average portfolio charged off ratio. For further information regarding this amendment, see Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

In May 2009, we created a new CS Funding III amortizing credit facility combining the loan assets previously pledged to our CS Funding III and our paid-off CSE QRS Funding I credit facilities with an initial principal balance of $107.0 million. The new facility has a three-year term with a final maturity date of May 29, 2012, modifies the waterfall payments from the old CS Funding III credit facility so that interest collections previously payable to us are used to reduce the obligations, reduces the maximum advance rate from the old CS Funding III credit facility from 77.5% to 70.0%, eliminates all financial covenants other than a tangible net worth covenant, which is identical to our senior secured syndicated bank credit facility tangible net worth covenant, establishes an overcollateralization test at 160%, limits our ability to remove assets from the facility, and provides for a cross-default to certain other debt and for cross-collateralization to our CS Europe credit facility. Previously, in February 2009, we had reduced the commitment on our old CS Funding III credit facility from $150.0 million to $100.0 million and, in April 2009, we had further reduced the commitment from $100.0 million to $90.0 million, had obtained a waiver of the aggregate portfolio charge off ratio financial covenant for the December 2008 through April 2009 reporting periods to avoid a potential event of default, and also had agreed to an increase in the facility margin of 1.5% to 3.5%. Also, in February 2009, we had reduced the facility commitment amount on our now paid-off CSE QRS Funding I credit facility from $815.0 million to $250.0 million, we had obtained a waiver of the average portfolio charge off ratio financial covenant for the January 2009 through March 2009 reporting periods to avoid potential events of default, and also had agreed to an increase in the facility margin of 1.50% to 3.50%. In April 2009, the facility entered the amortization period, reducing committed capacity to an amount equal to principal outstanding, and we obtained a waiver of the aggregate portfolio charge off ratio financial covenant for the April 2009 and May 2009 reporting periods to avoid potential events of default. In May 2009, we terminated the facility and repaid all amounts due. These February and April actions regarding our old CS Funding III and paid off CSE QRS Funding I credit facilities have been superseded by the new CS Funding III facility created in May 2009.

In February 2009, we reduced the facility commitment amount on our CS Europe credit facility from €200.0 million to €125.0 million and, in May 2009, we further reduced the commitment from €125.0 million to

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

€100.7 million. In May 2009, we amended our CS Europe facility to be an amortizing facility with a total commitment equal to a reduced initial principal balance of €100.7 million. The Amendment also extended the maturity date to May 28, 2010 from September 23, 2009, modified the waterfall payments so that interest collections previously payable to us are used to reduce the obligations, reduced the maximum advance rate from 70% to 65%, eliminated all financial covenants other than a tangible net worth covenant, which is identical to our senior secured syndicated bank credit facility tangible net worth covenant, established an overcollateralization test at 190%, limited our ability to remove assets from the facility, and provided for cross-default to certain other debt and cross-collateralization to the new CS Funding III credit facility.

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

In July 2009, we amended our senior secured syndicated bank credit facility to extend the maturity date of approximately $778.0 million of commitments under the facility to March 31, 2012 from March 13, 2010, and to provide that, commencing April 30, 2010, these commitments are required to be reduced in monthly installments of approximately $20.0 million unless already reduced prior to those dates to the required levels. This extension became effective in July 2009, following the issuance of our 2014 Senior Secured Notes, which share in the collateral securing this facility, and our payment of $300.0 million to reduce these commitments to approximately $478.0 million. The commitments of the lenders that did not extend the maturity date of their commitments remained at approximately $122.0 million and mature on March 13, 2010, subject to mandatory commitment reductions. As of September 30, 2009, commitments maturing in March 2012 were approximately $438.2 million and commitments maturing in March 2010 were approximately $111.8 million.

In addition to the extension provisions, among other things, the amendment

•	provided that the loan commitments of non-extending lenders will be reduced to $94.9 million on December 31, 2009 and to zero on March 13, 2010;

•	deleted the requirement to maintain minimum senior unsecured debt ratings;

•	deleted financial maintenance covenants relating to portfolio charged off ratios;

•	replaced the existing minimum interest coverage ratio test with an interest coverage test that is calculated prior to giving effect to our provision for loan losses;

•	added certain provisions relating to issuance of the 2014 Senior Secured Notes, including, among other things, (1) provisions permitting the sharing of collateral with such indebtedness, (2) limitations on our ability to make payments in respect of the 2014 Senior Secured Notes (other than scheduled interest payments and certain prepayments), (3) a cross-default provision to the 2014 Senior Secured Notes and (4) a provision that incorporates more restrictive terms of the 2014 Senior Secured Notes into the terms of the facility; and

•	provided for certain reductions of the sub-facilities relating to swing-line borrowings, letters of credit and foreign currency associated with reductions in the aggregate credit facility amount.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Debt

As of September 30, 2009 and December 31, 2008, the outstanding balances of our commercial term debt securitizations were $2.9 billion and $3.6 billion, respectively. In April 2009, we amended our 2007-A term securitization transaction to align certain financial covenants to our CS Funding VII credit facility, require conditional prepayments if we modify or renew other debt facilities to include periodic principal payment obligations or if we make optional prepayments to our other lenders, and provide for a cross-collateralization to our CS Funding VII credit facility.

As of September 30, 2009 and December 31, 2008, the outstanding balances of our Owner Trust term debt were $1.5 billion and $1.7 billion, respectively.

In July 2009, we issued $300.0 million principal amount of 12.75% First Priority Senior Secured Notes due in July 2014 (the “2014 Senior Secured Notes”) at an issue price of 93.966%, which includes an issuance discount of approximately $18.1 million, in a private offering to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933 (the “Securities Act”) and outside the United States in reliance on Regulation S under the Securities Act pursuant to an indenture dated as of July 27, 2009 (the “Indenture”), by and among CapitalSource Inc., the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (the “Trustee”). We received net proceeds of $273.5 million from the issuance of these notes, which were used to reduce the commitments of the extending lenders under our senior secured syndicated bank credit facility. The 2014 Senior Secured Notes accrue interest at a rate of 12.75% per annum from July 27, 2009. Interest is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2010. The 2014 Senior Secured Notes will mature on July 15, 2014. Repayment of the 2014 Senior Secured Notes may be accelerated upon the occurrence of events of defaults specified in the Indenture. As of September 30, 2009, the 2014 Senior Secured Notes had a balance of $282.5 million, which is net of a discount of $17.5 million.

The 2014 Senior Secured Notes and Indenture contain certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries, to incur or guarantee additional indebtedness, pay dividends or make other distributions on, or redeem or repurchase, our capital stock, make certain investments or other restricted payments, repay subordinated indebtedness, enter into transactions with affiliates, sell assets, create liens, pay dividends and other payments to CapitalSource Inc., designate unrestricted subsidiaries, issue or sell stock of subsidiaries, and engage in a merger, sale or consolidation. All of the covenants are subject to a number of important qualifications and exceptions under the Indenture. The Indenture does not contain any financial maintenance covenants.

We may redeem some or all of the 2014 Senior Secured Notes at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. In addition, before July 15, 2012, we may redeem up to 35% of the aggregate principal amount of the 2014 Senior Secured Notes at a redemption price of 112.75% of their principal amount with the net cash proceeds of certain equity offerings. If we undergo a change of control, (as defined in the Indenture) sell certain of our assets, or, under certain circumstances, receive certain cash proceeds from loan collateral, we may be required to offer to purchase 2014 Senior Secured Notes from holders at 101% of their principal amount, in the case of a change of control, or 100% of their principal amount, in the case of asset sales or receipt of loan collateral proceeds. Accrued and unpaid interest on the 2014 Senior Secured Notes would also be payable in each of the foregoing events of redemption or purchase.

The 2014 Senior Secured Notes are secured on a senior basis, equally and ratably with our existing senior secured syndicated bank credit facility and any future senior obligations by all of the assets that are pledged by us to secure our senior secured syndicated bank credit facility and by secured intercompany notes issued to us by our subsidiaries which are guarantors of the obligations under our existing senior secured syndicated bank credit facility but not guarantors of the 2014 Senior Secured Notes. These intercompany notes are pledged as part of the security for the 2014 Senior Secured Notes.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As previously discussed in Note 3, Retrospective Application of Accounting Pronouncements, we adopted the amended GAAP for accounting for convertible debt instruments with cash settlement option on January 1, 2009. As of September 30, 2009 and December 31, 2008, the carrying amounts of the liability and equity components of our convertible debt were as follows:

	September 30, 2009	December 31, 2008
	($ in thousands)

Convertible debt principal	$580,000	$760,120
Less:
Debt discount	21,299	30,646

Net carrying value	$558,701	$729,474

Equity components recorded in additional paid-in capital	$101,220	$101,220

As of September 30, 2009, the unamortized discounts on our 3.5%, 4% and 7.25% Senior Convertible Debentures will be amortized through July 15, 2011, July 15, 2011, and July 15, 2012, respectively. As of September 30, 2009, the conversion prices and the numbers of shares used to determine the aggregate consideration that would be delivered upon conversion of our convertible debentures were as follows:

	Conversion Price	Number of Shares

3.5% Senior Convertible Debentures due 2034	$21.01	401,999
4.0% Senior Subordinated Convertible Debentures due 2034	21.01	15,304,813
7.25% Senior Subordinated Convertible Debentures due 2037	27.09	9,226,975

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended September 30, 2009 and 2008, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		($ in thousands)

Interest expense recognized on:
Contractual interest coupon	$7,821	$8,690	$23,964	$26,071
Amortization of deferred financing fees	299	560	1,109	1,651
Amortization of debt discount	2,595	4,626	9,439	13,640

Total interest expense recognized	$10,715	$13,876	$34,512	$41,362

Effective interest rate on the liability component:
3.5% Senior Convertible Debentures due 2034	7.25%	7.25%	7.25%	7.25%
4.0% Senior Subordinated Convertible Debentures due 2034	7.68%	7.68%	7.68%	7.68%
7.25% Senior Subordinated Convertible Debentures due 2037	7.79%	7.79%	7.79%	7.79%

As of January 1, 2008, the cumulative effect of accounting change, net of tax, due to the retrospective implementation of the new guidance within the Debt with Conversion and Other Options subtopic of the Codification as discussed in Note 3, Retrospective Application of Accounting Pronouncements, increased accumulated deficit by $15.1 million.

FHLB SF Borrowings and FRB Credit Program

As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of September 30, 2009 equal to 20% of CapitalSource Bank’s total assets, increased from 15% as of June 30, 2009. As of September 30, 2009, the maximum financing under this formula was $1.1 billion. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of September 30, 2009, CapitalSource Bank had $920.6 million in borrowing capacity with the FHLB SF based on pledged collateral. As of September 30, 2009, unused borrowing capacity was $718.3 million, reflecting $200.0 million of principal outstanding and a letter of credit in the amount of $0.8 million. There were no outstanding FHLB SF borrowings as of December 31, 2008, but the letter of credit in the amount of $0.8 million was outstanding.

In June 2009, CapitalSource Bank was approved for the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of September 30, 2009, collateral with a principal balance of $221.9 million and a fair value of $201.5 million had been pledged under this program, but there were no borrowings outstanding.

Notes Payable

We have incurred other indebtedness in the ordinary course of our lending and investing activities, including a $24.4 million senior loan secured by a property to which we took ownership following the exercise of our remedies, a $28.0 million senior loan that we assumed on the acquisition of a majority equity interest in a property, and junior subordinated notes that we entered into in connection with our acquisition of a healthcare real estate property portfolio. In August 2009, the $28.0 million senior loan ceased to be our obligation when we sold our majority equity interest. In September 2009, our $24.4 million senior loan was cancelled when the senior lender exercised its remedies over the senior loan. As of September 30, 2009 and December 31, 2008, the outstanding balances of our notes payable were $23.0 million and $75.2 million, respectively.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Covenants

The Parent Company is required to comply with financial and non-financial covenants under our indebtedness, including, without limitation, with respect to restricted payments, interest coverage, minimum tangible net worth, leverage, maximum delinquent and charged-off loans, servicing standards, and limitations on incurring or guaranteeing indebtedness, repaying subordinated indebtedness, permitted investments, dividends, distributions, redemptions or repurchases of our capital stock, selling assets, creating liens and engaging in a merger, sale or consolidation. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to transfer servicing to another servicer, foreclose on collateral, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness. A default under our recourse indebtedness could trigger cross-default provisions in our other debt facilities and a default under some of our non-recourse indebtedness would trigger cross-default provisions in other non-recourse debt.

In February 2009, we obtained a waiver of the Consolidated EBITDA to interest expense financial covenant for our senior secured syndicated bank credit facility for the reporting period ending December 31, 2008. The waiver was obtained to provide certainty that the net loss reported for the quarter ended and the year ended December 31, 2008, after making certain adjustments as provided for in the covenant definition, would not cause an event of default under the facility agreement. Because this covenant was tested on a rolling 12-month basis, we would likely have breached it for the quarter ended March 31, 2009 and other periods in 2009. However, in February 2009, we amended this facility as described above under Credit Facilities.

During the three and nine months ended September 30, 2009, we obtained waivers and extensions of previously obtained waivers with respect to some of our other indebtedness to avoid potential events of default and executed amendments with respect to some of our indebtedness. We believe we are in compliance with our financial covenants as of September 30, 2009.

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

Note 12.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the nine months ended September 30, 2009 was as follows:

Outstanding as of December 31, 2008	282,804,211
Issuance of common stock	40,036,259
Repurchase of common stock	(639,400)
Restricted stock and other stock grants, net	898,930

Outstanding as of September 30, 2009	323,100,000

Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) for current and prospective shareholders. Participation in the DRIP allows common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the three and nine

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended September 30, 2009, we did not issue any shares of common stock pursuant to the direct purchase or waiver features of the DRIP. During the three months ended September 30, 2008, we did not sell any shares of common stock under the direct purchase or waiver features of the DRIP. For the nine months ended September 30, 2008, we recorded $198.2 million related to the direct purchase of 15.4 million shares of our common stock pursuant to the DRIP. During the three and nine months ended September 30, 2009, we retained approximately $26,000 and $78,000, respectively, related to cash dividends reinvested in 6,023 shares and 28,150 shares of our common stock, respectively, pursuant to the DRIP. For the three and nine months ended September 30, 2008, we retained proceeds of $2.6 million and $38.4 million, respectively, related to cash dividends reinvested in 0.2 million and 3.6 million shares of our common stock, respectively, pursuant to the DRIP.

Share Repurchase Plan

In March 2009, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock through open market purchases or privately negotiated transactions from time to time for a period of up to two years. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. During the nine months ended September 30, 2009, we purchased 639,400 shares of our common stock under the share repurchase plan, at a weighted average price of $1.22 per share for a total purchase price of $781,507. All shares purchased under the share purchase plan were retired upon settlement in April 2009. Our ability to repurchase additional shares may be limited by the terms of our 2014 Senior Secured Notes, and there is no assurance that we will repurchase additional shares.

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

In July 2009, we sold approximately 20.1 million shares of our common stock in an underwritten public offering at a price of $4.10 per share, including the approximately 2.6 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of approximately $77.0 million.

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the second quarter of 2009, we established a valuation allowance of $137.0 million related to the deferred tax assets of certain of our taxable entities. During the three months ended September 30, 2009, we increased the valuation allowance by $148.6 million to a total of $285.6 million as of September 30, 2009. The increase in the valuation allowance was due primarily to the establishment of an allowance for the deferred tax assets of a subsidiary for which we determined there was significant negative evidence with respect to our ability to realize a portion of the deferred tax assets as a result of continued operating losses during the quarter and our expectation that this entity will be in a cumulative loss position in the near term. Although realization is not assured, we believe it is more likely than not that the remaining recognized net deferred tax asset of $43.8 million as of September 30, 2009 will be realized.

We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal. The amount of our net deferred tax assets that are considered realizable could be reduced in the near term if estimates of future income during the carryforward period are lower than forecasted.

We have net operating loss carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Code, our ability to utilize our net operating loss carryforwards, certain built- in losses and other tax attributes recognized in years after the ownership change would be limited. The annual limit would equal the product of (a) the applicable long term tax exempt rate and (b) the value of the relevant taxable entity’s capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company’s outstanding stock, including certain public groups as set forth under Section 382 of the Code, and those arising from new stock issuances and other equity transactions. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether we have undergone, or in the future will undergo, an ownership change under Section 382 of the Code.

During the three and nine months ended September 30, 2009, we recorded $98.2 million and $135.9 million of income tax expense, respectively. For the three and nine months ended September 30, 2008, we recorded $0.1 million and $40.4 million, respectively, of income tax expense. The effective income tax rate on our consolidated net loss was 55.8% and 27.8% for the three and nine months ended September 30, 2009, respectively, and 0.4% and 32.9% on our consolidated net income for the three and nine months ended September 30, 2008, respectively.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to examination by the United States and various state, local and foreign tax jurisdictions. We are currently under audit by the Internal Revenue Service for tax years 2006 through 2008, and by certain state and local jurisdictions for tax years 2004 through 2008.

Note 14.	Comprehensive (Loss) Income

Comprehensive (loss) income for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		($ in thousands)

Net (loss) income	$(274,236)	$13,601	$(625,125)	$82,453
Unrealized gains (losses) on available-for-sale securities, net of tax	6,911	(9,501)	522	(14,522)
Unrealized gains (losses) on foreign currency translation, net of tax	7,836	(12,328)	16,754	(2,198)
Loss on cash flow hedges, net of tax	(22)	(22)	(64)	(799)

Comprehensive (loss) income	(259,511)	(8,250)	(607,913)	64,934
Comprehensive income (loss) attributable to noncontrolling interests	10	(100)	(28)	1,480

Comprehensive (loss) income attributable to CapitalSource Inc.	$(259,521)	$(8,150)	$(607,885)	$63,454

Accumulated other comprehensive income, net, as of September 30, 2009 and December 31, 2008 was as follows:

	September 30,	December 31,
	2009	2008
	($ in thousands)

Unrealized gain on available-for-sale securities, net of tax	$7,990	$7,468
Unrealized gain on foreign currency translation, net of tax	18,211	1,457
Unrealized gain on cash flow hedge, net of tax	106	170
Effect of adoption of amended investment guidance	(397)	—

Accumulated other comprehensive income, net	$25,910	$9,095

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Net (Loss) Income Per Share Attributable to CapitalSource Inc.

The computations of basic and diluted net (loss) income per share attributable to CapitalSource Inc. for the three and nine months ended September 30, 2009 and 2008, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in thousands, except for share and per share data)

Basic net (loss) income per share attributable to CapitalSource Inc.:
Net (loss) income attributable to CapitalSource Inc.	$(274,246)	$13,701	$(625,097)	$80,973
Average shares — basic	315,604,434	272,005,048	301,823,130	242,495,601
Basic net (loss) income per share attributable to CapitalSource Inc.	$(0.87)	$0.05	$(2.07)	$0.33

Diluted net (loss) income per share attributable to CapitalSource Inc.:
Net (loss) income attributable to CapitalSource Inc.	$(274,246)	$13,701	$(625,097)	$80,973
Average shares — basic	315,604,434	272,005,048	301,823,130	242,495,601
Effect of dilutive securities:
Option shares	—	53,964	—	73,245
Unvested restricted stock	—	362,763	—	918,736
Stock units	—	163,704	—	127,266

Average shares — diluted	315,604,434	272,585,479	301,823,130	243,614,848

Diluted net (loss) income per share attributable to CapitalSource Inc.	$(0.87)	$0.05	$(2.07)	$0.33

The weighted average shares that have an antidilutive effect in the calculation of diluted net (loss) income per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock units	2,570,429	—	2,420,071	—
Stock options	5,911,081	8,785,232	5,527,284	8,699,727
Non-managing member units	—	499,226	—	1,070,871
Shares subject to a written call option	—	7,401,420	3,137,696	7,401,420
Unvested restricted stock	1,562,336	—	2,161,833	—

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended September 30, 2008, the conversion premiums on the debentures were considered to be antidilutive based on their conversion prices. As of September 30, 2008, the conversion prices of the debentures were as follows:

3.5% Senior Convertible Debentures due 2034	$21.54
1.25% Senior Convertible Debentures due 2034	20.60
4.0% Senior Subordinated Convertible Debentures due 2034	21.54
1.625% Senior Subordinated Convertible Debentures due 2034	20.60
7.25% Senior Subordinated Convertible Debentures due 2037	27.09

Note 16.	Bank Regulatory Capital

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

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be both “well capitalized” and at all times have a total risk-based capital ratio of 15%, a Tier-1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. CapitalSource Bank’s capital ratios and the minimum requirement as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009				December 31, 2008
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)

Tier-1 Leverage	$681,985	12.52%	$272,361	5.00%	$794,622	13.38%	$296,876	5.00%
Tier-1 Risk-Based Capital	681,985	15.47	264,432	6.00	794,622	16.30	292,489	6.00
Total Risk-Based Capital	737,998	16.75	661,081	15.00	850,318	17.44	731,222	15.00

The California Department of Financial Institutions (the “DFI”) approval order requires that CapitalSource Bank, during the first three years of operations, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of at least 10.00%. As of September 30, 2009 and December 31, 2008, CapitalSource Bank satisfied the DFI capital ratio requirement with ratios of 12.71% and 12.04%, respectively.

Note 17.	Commitments and Contingencies

As of both September 30, 2009 and December 31, 2008, we had issued $183.5 million in letters of credit which expire at various dates over the next five years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $5.4 million and $5.9 million, as reported in other liabilities in our consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009 and December 31, 2008, we had unfunded commitments to extend credit to our clients of $3.0 billion and $3.6 billion, respectively, including unfunded commitments to extend credit by CapitalSource Bank of $843.4 million and $777.7 million, respectively. A discussion of these contingencies is included in Note 21, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2009 and December 31, 2008, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of September 30, 2009 and December 31, 2008, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded in our consolidated balance sheet as of September 30, 2009 and December 31, 2008.

In July 2009, we entered into a limited guarantee for the principal balance and any accrued interest and unpaid fees with respect to indebtedness owing by a company in which we hold an investment. The guarantee can be called by the lender on the earlier of an acceleration of our senior secured syndicated bank credit facility and July 9, 2011. As of September 30, 2009, the principal amount guaranteed was $32.0 million. In accordance with the Consolidation Topic of the Codification, we have determined that we are not required to recognize the assets and liabilities of this special purpose entity for financial statement purposes as of September 30, 2009.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 18.	Derivative Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of September 30, 2009, none of our derivatives were designated as hedging instruments pursuant to GAAP.

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

Interest rate swaps are contracts in which a series of interest rate cash flows, based on a specific notional amount as well as fixed and variable interest rates, are exchanged over a prescribed period. To minimize the economic effect of interest rate fluctuations specific to our fixed rate debt, certain sale-leaseback transactions and certain fixed rate loans, we enter into interest rate swap agreements whereby either we pay a fixed interest rate and receive a variable interest rate or we pay a variable interest rate and receive a fixed interest rate over a prescribed period. The notional amount of the derivative instruments related to these exposures was approximately $711.1 million as of September 30, 2009.

We also enter into basis swaps to eliminate risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest rate risk typically by converting our prime rate loans to a one-month LIBOR rate. The objective of the basis swap activity is to protect us from risk that interest collected under the prime rate loans will not be sufficient to service the interest due under the one-month LIBOR based term debt. The notional amount of basis swaps related to these exposures was approximately $600.2 million as of September 30, 2009.

We have entered into forward exchange contracts to hedge anticipated loan syndications and foreign currency denominated loans we originate against foreign currency fluctuations. The objective is to manage the uncertainty of future foreign exchange rate fluctuations by contractually locking in current foreign exchange rates for the settlement of the anticipated future cash flows. These forward exchange contracts provide for a fixed exchange rate which has the effect of locking in the anticipated cash flows to be received from the loan syndication and the foreign currency-

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denominated loans. The notional amount of our foreign exchange contracts was approximately $57.9 million as of September 30, 2009.

During the first quarter of 2009, we also used derivative instruments to hedge interest rate risks related to our residential mortgage investment portfolio. However, as noted in Note 7, Investments, we unwound all of these derivatives in connection with the sale of our Agency RMBS portfolio.

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of September 30, 2009, our gross derivative counterparty exposures, based on the positive fair value of our derivative instruments, were $21.4 million. Our master netting agreements with our counterparties reduced this gross exposure by $21.2 million, resulting in a net exposure of $0.2 million as of September 30, 2009. We report our derivatives in our consolidated balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held no collateral against our derivative instruments that were in an asset position as of September 30, 2009. For derivatives that were in a liability position, we had posted collateral of $63.4 million as of September 30, 2009.

As of September 30, 2009, the fair values of our various derivative instruments as well as their locations in our consolidated balance sheet were as follows:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	($ in thousands)

Interest rate contracts	Other assets	$21,406	Other liabilities	$(93,756)
Foreign exchange contracts	Other assets	—	Other liabilities	(4,947)

Total		$21,406		$(98,703)

The gains and losses on our derivative instruments recognized during the three and nine months ended September 30, 2009 as well as the locations of such gains and losses in our consolidated statements of income were as follows:

		Gain (Loss) Recognized in Income
		Three Months Ended	Nine Months Ended
	Location	September 30, 2009	September 30, 2009
		($ in thousands)

Interest rate contracts	(Loss) gain on derivatives	$(6,010)	$(5,605)
Interest rate contracts	(Loss) gain on residential mortgage investment portfolio	—	862
Foreign exchange contracts	(Loss) gain on derivatives	(4,288)	(6,712)

Total		$(10,298)	$(11,455)

Note 19.	Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our assets and liabilities and to determine fair value disclosures. Investment securities, available-for-sale, mortgage-backed securities, warrants

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and derivatives are recorded at fair value on a recurring basis. In addition, we may be required, in specific circumstances, to measure certain of our assets at fair value on a nonrecurring basis, including investment securities, held-to-maturity, loans held for sale, loans held for investment, direct real estate investments, real estate owned, and certain other investments.

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

Below is a description of the valuation methods for our assets and liabilities recorded at fair value on either a recurring or nonrecurring basis. While we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain assets and liabilities could result in a different estimate of fair value at the measurement date.

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

Investment securities, available-for-sale, also include a collateralized loan obligation and corporate debt securities which consist primarily of corporate bonds whose values are determined using internally developed valuation models. These models may utilize discounted cash flow techniques for which key inputs include the timing and amount of future cash flows and market yields. Market yields are based on comparisons to other instruments for which market data is available. These models may also utilize industry valuation benchmarks, such as multiples of EBITDA, depending on the industry, to determine a value for the underlying enterprise. Given the lack of active and observable trading in the market, our corporate debt securities and collateralized loan obligation are classified in Level 3.

Investment securities, available-for-sale, also consist of equity securities which are valued using the stock price of the underlying company in which we hold our investment. Our equity securities are classified in Level 1 or 2 depending on the level of activity within the market.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity consist of commercial mortgage-backed-securities. These securities are recorded at amortized cost and recorded at fair value on a non-recurring basis to the extent we record an other-than-temporary impairment on the securities. As of September 30, 2009, values are determined using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. As of December 31, 2008, the carrying value of these investments approximated fair value as they were purchased in late December

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. Given the lack of active and observable data trading in the market, these securities are classified within Level 3 of the fair value hierarchy.

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

Direct Real Estate Investments, net

Direct real estate investments, net are recorded at the lower of cost, net of accumulated depreciation, or fair value on a nonrecurring basis. When an investment is considered impaired, we determine the fair value of the assets using actual market transactions where available. In situations where market transactions are not available, we use the income approach through internally developed valuation models to estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Fair values determined through actual market transactions are classified within Level 2 of the valuation hierarchy while fair values determined through internally developed valuation models are classified within Level 3. For additional information on our direct real estate investments, see Note 9, Direct Real Estate Investments.

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

Real Estate Owned

REO is initially recorded at its estimated fair value at the time of foreclosure and carried at the lower of its carrying amount or fair value subsequent to the date of foreclosure, with fair value adjustments recorded on a nonrecurring basis. When available, the fair value of REO is determined using actual market transactions. When market transactions are not available, the fair value of REO is typically determined based upon recent appraisals by third parties, less estimated selling costs. We may or may not adjust these third party appraisal values based on our own internally developed judgments and estimates. To the extent that market transactions or third party appraisals are not available, we use the income approach through internally developed valuation models to estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Fair values determined through actual market transactions are classified within Level 2 of the fair value hierarchy while fair values determined through third party appraisals and through internally developed valuation models are classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of September 30, 2009 were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	September 30, 2009	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale	$710,312	$—	$701,163	$9,149
Investments carried at fair value:
Warrants	1,498	—	—	1,498
Other assets held at fair value:
Derivative assets	21,406	—	21,406	—

Total assets	$733,216	$—	$722,569	$10,647

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$98,703	$—	$98,703	$—

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2008 were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	December 31, 2008	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale	$679,551	$—	$642,927	$36,624
Mortgage-backed securities pledged, trading	1,489,291	—	1,489,291	—
Investments carried at fair value:
Warrants	4,661	—	—	4,661
Other assets held at fair value:
Derivative assets	206,979	—	206,979	—

Total assets	$2,380,482	$—	$2,339,197	$41,285

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$342,784	$—	$342,784	$—

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended September 30, 2009 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		(Losses) Gains
				Total
				Realized	Purchases,			Unrealized
			Included in	and	Sales,			Losses
	Balance as of		Other	Unrealized	Issuances, and	Transfers	Balance as of	As of
	July 1,	Included in	Comprehensive	Gains	Settlements,	In (Out)	September 30,	September 30,
	2009	Income	Income, net	(Losses)	Net	of Level 3	2009	2009
	($ in thousands)

Assets
Investment securities, available-for-sale	$13,417	$(128)	$2,083	$1,955	$(6,223)	$—	$9,149	$(298)
Warrants	5,068	(2)	—	(2)	(3,568)	—	1,498	(166)

Total assets	$18,485	$(130)	$2,083	$1,953	$(9,791)	$—	$10,647	$(464)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended September 30, 2008 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Losses
				Total	Purchases,			Unrealized
			Included in	Realized	Sales,		Balance as	Losses
	Balance as of		Other	and	Issuances, and	Transfers	of	As of
	July 1,	Included in	Comprehensive	Unrealized	Settlements,	In (Out)	September 30,	September 30,
	2008	Income	Income, net	Losses	Net	of Level 3	2008	2008
	($ in thousands)

Assets
Investment securities, available-for-sale	$50,794	$(2,074)	$(15,883)	$(17,957)	$—	$—	$32,838	$(17,957)
Warrants	7,900	(772)	—	(772)	(1,198)	—	5,930	(1,521)

Total assets	$58,694	$(2,846)	$(15,883)	$(18,729)	$(1,198)	$—	$38,768	$(19,478)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three months ended September 30, 2009, reported in interest income, loss on investments, net, and loss on residential mortgage investment portfolio were as follows:

			Loss on
	Interest	Loss on	Residential Mortgage
	Income	Investments, net	Investment Portfolio
	($ in thousands)

Total gains (losses) included in earnings for the period	$116	$(242)	$(4)
Unrealized gains (losses) relating to assets still held at reporting date	102	(562)	(4)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 included in income for the three months ended September 30, 2008, reported in interest income, loss on investments, net, and loss on residential mortgage investment portfolio were as follows:

			Loss on
	Interest	Loss on	Residential Mortgage
	Income	Investments, net	Investment Portfolio
	($ in thousands)

Total losses included in earnings for the period	$(114)	$(1,294)	$(1,438)
Unrealized losses relating to assets still held at reporting date	(114)	(2,043)	(1,438)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the nine months ended September 30, 2009, that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		(Losses) Gains
				Total	Purchases,
				Realized	Sales,			Unrealized
			Included in	and	Issuances,			Losses
	Balance as of		Other	Unrealized	and	Transfers	Balance as of	As of
	January 1,	Included in	Comprehensive	(Losses)	Settlements,	In (Out)	September 30,	September 30,
	2009	Income	Income, net	Gains	Net	of Level 3	2009	2009
	($ in thousands)

Assets
Investment securities, available-for-sale	$36,624	$(12,334)	$782	$(11,552)	$(15,923)	$—	$9,149	$(1,147)
Warrants	4,661	85	—	85	(3,248)	—	1,498	(79)

Total assets	$41,285	$(12,249)	$782	$(11,467)	$(19,171)	$—	$10,647	$(1,226)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the nine months ended September 30, 2008 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Losses
				Total	Purchases,			Unrealized
			Included in	Realized	Sales,			Losses
	Balance as of		Other	and	Issuances and	Transfers	Balance as of	As of
	January 1,	Included in	Comprehensive	Unrealized	Settlements,	In (Out)	September 30,	September 30,
	2008	Income	Income, net	Losses	Net	of Level 3	2008	2008
	($ in thousands)

Assets
Investment securities, available-for-sale	$12,837	$(4,793)	$(24,106)	$(28,899)	$48,900	$—	$32,838	$(28,899)
Warrants	8,994	(569)	(18)	(587)	(2,477)	—	5,930	(927)

Total assets	$21,831	$(5,362)	$(24,124)	$(29,486)	$46,423	$—	$38,768	$(29,826)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the nine months ended September 30, 2009, reported in interest income, loss on investments, net, and loss on residential mortgage investment portfolio were as follows:

			Loss on
	Interest	Loss on	Residential Mortgage
	Income	Investments, net	Investment Portfolio
	($ in thousands)

Total gains (losses) included in earnings for the period	$703	$(12,948)	$(4)
Unrealized gains (losses) relating to assets still held at reporting date	689	(1,911)	(4)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the nine months ended September 30, 2008 reported in interest income, loss on investments, net, and loss on residential mortgage investment portfolio were as follows:

			Loss on
	Interest	Loss on	Residential Mortgage
	Income	Investments, net	Investment Portfolio
	($ in thousands)

Total gains (losses) included in earnings for the period	$96	$(1,398)	$(4,061)
Unrealized gains (losses) relating to assets still held at reporting date	96	(1,756)	(4,061)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The fair values of such assets classified by their position in the fair value hierarchy and the losses related to those assets recorded during the three and nine months ended September 30, 2009 were as follows:

					Total Losses
		Quoted Prices in			Three Months	Nine Months
	Fair Value	Active Markets	Significant Other	Significant	Ended	Ended
	Measurement as of	for Identical	Observable Inputs	Unobservable	September 30,	September 30,
	September 30, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)	2009	2009
	($ in thousands)

Assets
Loans held for sale	$32,743	$—	$32,743	$—	$—	$(21)
Loans held for investment(1)	345,288	—	—	345,288	(40,525)	(167,226)
Investments carried at cost	11,199	—	—	11,199	(6,743)	(10,749)
Investments accounted for under the equity method	555	—	—	555	(2,048)	(2,802)
Direct real estate investments, net	1,650	—	1,650	—	(3,737)	(3,737)
REO(2)	58,057	—	1,225	56,832	(2,971)	(7,777)

Total assets	$449,492	$—	$35,618	$413,874	$(56,024)	$(192,312)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

(2)	Represents REO measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of assets carried at fair value on a nonrecurring basis classified by their position in the fair value hierarchy and the losses related to these assets recorded during the three and nine months ended September 30, 2008 were as follows:

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

The table below provides fair value estimates for our financial instruments as of September 30, 2009 and December 31, 2008, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and those which are recorded at fair value on a recurring basis.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)

Assets:
Mortgage-related receivables, net	$1,529,795	$1,134,744	$1,801,535	$1,005,639
Commercial real estate “A” Participation Interest, net	714,238	696,390	1,396,611	1,266,921
Loans held for investment, net	7,919,902	8,085,626	8,798,590	7,902,886
Investments carried at cost	53,896	81,270	61,279	81,237
Investment securities, held-to-maturity	250,222	264,136	14,389	14,389
Liabilities:
Deposits	$4,390,486	$4,393,166	$5,043,695	$5,066,874
Credit facilities	826,611	736,848	1,445,062	1,343,512
Owner Trust term debt	1,524,859	1,135,166	1,724,914	997,611
Other term debt	3,208,414	2,171,153	3,613,542	2,135,646
Convertible debt	558,701	491,653	729,474	455,368
Subordinated debt	440,524	255,504	438,799	219,400
Mortgage debt	324,767	280,334	330,311	275,995
Loan commitments and letters of credit	—	39,608	—	45,488

Note 20.	Segment Data

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

For the three and nine months ended September 30, 2008, we presented financial results through three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Beginning in the first quarter of 2009, changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Banking segment being disaggregated into the CapitalSource Bank and Other Commercial Finance segments and the results of our Residential Mortgage Investment segment being combined into the Other Commercial Finance segment. We have reclassified all comparative prior period segment information to reflect our current segments.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2009
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank(1)	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$78,785	$140,969	$107	$(6,053)	$213,808
Operating lease income	—	—	27,247	—	27,247
Interest expense(2)	23,602	78,729	7,066	(4,051)	105,346
Provision for loan losses	48,451	172,934	—	—	221,385
Operating expenses(3)	25,365	48,636	11,293	(11,953)	73,341
Other income (expense), net	7,409	(7,987)	(4,833)	(11,615)	(17,026)

Net (loss) income before income taxes	(11,224)	(167,317)	4,162	(1,664)	(176,043)
Income tax expense	3,925	93,807	461	—	98,193

Net (loss) income	(15,149)	(261,124)	3,701	(1,664)	(274,236)
Net income attributable to noncontrolling interests	—	10	—	—	10

Net (loss) income attributable to CapitalSource Inc.	$(15,149)	$(261,134)	$3,701	$(1,664)	$(274,246)

Total assets as of September 30, 2009	$5,529,035	$7,983,356	$1,025,996	$(298,546)	$14,239,841
Total assets as of December 31, 2008	$6,137,197	$11,526,255	$1,059,031	$(302,851)	$18,419,632

	Three Months Ended September 30, 2008
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank(1)	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$66,552	$240,365	$336	$(3,267)	$303,986
Operating lease income	—	—	28,140	—	28,140
Interest expense(2)	32,178	135,504	10,824	(3,656)	174,850
Provision for loan losses	3,535	106,726	—	—	110,261
Operating expenses(3)	19,106	41,251	11,555	(10,393)	61,519
Other income	4,573	42,829	107	(19,346)	28,163

Net income before income taxes	16,306	(287)	6,204	(8,564)	13,659
Income tax expense (benefit)	6,576	(6,518)	—	—	58

Net income	9,730	6,231	6,204	(8,564)	13,601
Net (loss) income attributable to noncontrolling interests	—	(154)	54	—	(100)

Net income attributable to CapitalSource Inc.	$9,730	$6,385	$6,150	$(8,564)	$13,701

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2009
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank(1)	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$229,005	$473,117	$289	$(13,139)	$689,272
Operating lease income	—	—	82,533	—	82,533
Interest expense(2)	92,566	245,207	18,347	(8,874)	347,246
Provision for loan losses	163,912	416,587	—	—	580,499
Operating expenses(3)	75,307	155,353	34,556	(35,836)	229,380
Other income (expense), net	25,334	(91,029)	(2,463)	(35,700)	(103,858)

Net (loss) income before income taxes	(77,446)	(435,059)	27,456	(4,129)	(489,178)
Income tax expense	8,641	125,486	1,820	—	135,947

Net (loss) income	(86,087)	(560,545)	25,636	(4,129)	(625,125)
Net loss attributable to noncontrolling interests	—	(28)	—	—	(28)

Net (loss) income attributable to CapitalSource Inc.	$(86,087)	$(560,517)	$25,636	$(4,129)	$(625,097)

	Nine Months Ended September 30, 2008
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank(1)	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$66,552	$883,408	$1,183	$(9,702)	$941,441
Operating lease income	—	—	80,040	—	80,040
Interest expense(2)	32,178	468,871	32,479	(10,091)	523,437
Provision for loan losses	3,535	144,059	—	—	147,594
Operating expenses(3)	19,106	156,849	34,108	(10,393)	199,670
Other income (expense)	4,573	(11,868)	(1,309)	(19,346)	(27,950)

Net income before income taxes	16,306	101,761	13,327	(8,564)	122,830
Income tax expense	6,576	33,801	—	—	40,377

Net income	9,730	67,960	13,327	(8,564)	82,453
Net (loss) income attributable to noncontrolling interests	—	(640)	2,120	—	1,480

Net income attributable to CapitalSource Inc.	$9,730	$68,600	$11,207	$(8,564)	$80,973

(1)	CapitalSource Bank segment reflects activities of CapitalSource Bank, which commenced operations on July 25, 2008.

(2)	Interest expense in our Healthcare Net Lease segment includes interest on a secured credit facility, term debt, and mortgage debt.

(3)	Operating expenses of our Healthcare Net Lease segment include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about our deposit base, loan portfolios and operations, managing our credit book, our expectations regarding future credit performance, charge offs and loan losses, particularly regarding commercial real estate loans, our liquidity, capital position, credit facilities and covenant compliance, our indebtedness, payment obligations and restrictions thereunder and use of proceeds from asset sales, CapitalSource Bank’s capitalization and accessing of financing, our intention to sell assets and monetize the value of our healthcare net lease business, the commercial real estate participation interest (“the “A” Participation Interest”), economic and market conditions for our business, the impact of the U.S. economy and government supervision and regulation on our business and earnings, securitization markets, the performance of our loans, loan yields, the impact of accounting pronouncements, our share repurchase plan, taxes and tax audits and examinations, our unfunded commitments, our intention to originate loans at CapitalSource Bank, our portfolios and activities, our delinquent, non-accrual and impaired loans, our SPEs, risk management, and our valuation allowance with respect to, and our realization and utilization of, net deferred tax assets, net operating loss carryforwards and built-in losses. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “expect,” “estimate,” “plan,” “will,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions or investment or lending opportunities may result in increased credit losses and delinquencies in our portfolio and impair our ability to consummate favorable loans; continued or worsening disruptions in economic and credit markets may continue to make it very difficult for us to obtain financing on attractive terms or at all, could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position; movements in interest rates and lending spreads may adversely affect our borrowing strategy; operating CapitalSource Bank under the California and FDIC regulatory regime could be more costly and restrictive than expected; we may not be successful in maintaining or growing deposits or deploying capital in favorable lending transactions or originating or acquiring assets in accordance with our strategic plan; competitive and other market pressures could adversely affect loan pricing; the nature, extent, and timing of any governmental actions and reforms; the success and timing of other business strategies and asset sales; continued or worsening charge offs, reserves and delinquencies may adversely affect our earnings and financial results; changes in tax laws or regulations could adversely affect our business; hedging activities may result in reported losses not offset by gains reported in our consolidated financial statements; we may not be able to successfully monetize our healthcare net lease business; and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 2, 2009 (“Form 10-K”), this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the SEC on August 10, 2009, and other documents filed by us with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

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

For the three and nine months ended September 30, 2008, we presented financial results through three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Beginning in the first quarter of 2009, changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Banking segment being disaggregated into the CapitalSource Bank and Other Commercial Finance segments and the results of our Residential Mortgage Investment segment being combined into the Other Commercial Finance segment. We have reclassified all comparative prior period segment information to reflect our new three reportable segments. For financial information about our segments, see Note 20, Segment Data, in our consolidated financial statements for the three and nine months ended September 30, 2009.

Through our CapitalSource Bank segment activities, CapitalSource Bank provides a wide range of financial products to middle market businesses and participates in broadly syndicated debt financing for larger businesses, and also offers depository products and services in southern and central California that are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by regulation. As of September 30, 2009, our CapitalSource Bank segment had 321 loans outstanding with an aggregate principal balance of $3.0 billion and held a $714.2 million senior participation interest in the “A” Participation Interest.

Through our Other Commercial Finance segment activities, the Parent Company provides a wide range of financial products to middle market businesses and has participated in broadly syndicated debt financings for larger businesses. As of September 30, 2009, our Other Commercial Finance segment had 693 loans outstanding with an aggregate balance of $5.7 billion.

Through our Healthcare Net Lease segment activities, we invest in income-producing healthcare facilities — principally long-term care facilities in the United States. We provide lease financing to skilled nursing facilities and, to a lesser extent, assisted living facilities, and long term acute care facilities. As of September 30, 2009, this segment held $946.5 million in direct real estate investments comprising 181 healthcare facilities leased to 40 tenants through long-term, triple-net operating leases. We are currently evaluating potential transactions to monetize the value of this business, including debt financings, asset sales and corporate transactions.

Although we have made loans as large as $325.0 million, as of September 30, 2009, our average loan size was $9.0 million and our average loan exposure by client was $14.0 million. Our loans generally have a remaining life to maturity of one to five years with a weighted average life to maturity of 2.4 years as of September 30, 2009. Substantially all of our loans require monthly interest payments at variable rates and, in many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients. As of September 30, 2009, our geographically diverse client base consisted of 650 clients with headquarters in 46 states, the District of Columbia, Puerto Rico and select international locations, primarily in Canada and Europe.

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

Interest Expense.  Interest expense is the amount paid on deposits and borrowings, including the amortization of deferred financing fees and debt discounts. In our CapitalSource Bank segment, interest expense includes interest paid to depositors and interest paid on Federal Home Loan Bank System of San Francisco (“FHLB SF”) borrowings. In our Other Commercial Finance segment, interest expense includes borrowing costs associated with repurchase agreements, secured credit facilities, term debt, convertible debt and subordinated debt. In our Healthcare Net Lease segment, interest expense includes borrowing costs associated with mortgage debt and intercompany debt. The majority of our borrowings charge interest at variable rates based primarily on one-month LIBOR or Commercial Paper (“CP”) rates plus a margin. Our convertible debt, three series of our subordinated debt, our term debt recorded in connection with our investments in mortgage-related receivables and the intercompany debt within our Healthcare Net Lease segment bear a fixed rate of interest. Deferred financing fees, debt discounts and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

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

Other (Expense) Income.  In our CapitalSource Bank and Other Commercial Finance segments, other income (expense) consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, other-than-temporary impairment on investment securities, available for sale, gains (losses) on derivatives, due diligence deposits forfeited, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, servicing income, income from our management of various loans held by third parties, income (expenses) on our real estate owned, and other miscellaneous fees and expenses not attributable to our commercial lending and banking operations. In our Healthcare Net Lease segment, other income (expense) consists of gain (loss) on the sale of assets.

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

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change occurs.

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

Operating Results for the Three and Nine Months Ended September 30, 2009

Our results of operations for the three and nine months ended September 30, 2009 were impacted by the global recession, a challenging credit market environment, the availability of liquidity, and the effect of revoking our REIT election effective January 1, 2009. As further described below, the most significant factors influencing our consolidated results of operations for the three and nine months ended September 30, 2009, compared to the equivalent time periods in 2008 were:

•	Increased provision for loan losses;

•	Increased income tax expense due to additions to the valuation allowance for our deferred tax assets;

•	Decreased balance of our commercial lending portfolio;

•	Gains and losses on our residential mortgage investment portfolio;

•	Gains and losses on extinguishment of our debt;

•	Losses on derivatives and other investments in our Other Commercial Finance segment; and

•	Changes in lending and borrowing spreads.

Our consolidated operating results for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	($ in thousands)

Interest income	$188,527	$274,012	$(85,485)	(31)%	$607,689	$836,559	$(228,870)	(27)%
Fee income	25,281	29,974	(4,693)	(16)	81,583	104,882	(23,299)	(22)
Operating lease income	27,247	28,140	(893)	(3)	82,533	80,040	2,493	3
Interest expense	105,346	174,850	(69,504)	(40)	347,246	523,437	(176,191)	(34)
Provision for loan losses	221,385	110,261	111,124	101	580,499	147,594	432,905	293
Depreciation of direct real estate investments	8,713	8,898	(185)	(2)	26,515	26,804	(289)	(1)
Operating expenses	64,628	52,621	12,007	23	202,865	172,866	29,999	17
Other (expense) income	(17,026)	28,163	(45,189)	(160)	(103,858)	(27,950)	(75,908)	(272)
Income tax expense	98,193	58	98,135	169,198	135,947	40,377	95,570	237
Net (loss) income	(274,236)	13,601	(287,837)	(2,116)	(625,125)	82,453	(707,578)	(858)
Net income (loss) attributable to noncontrolling interests	10	(100)	110	110	(28)	1,480	(1,508)	(102)
Net (loss) income attributable to CapitalSource Inc.	(274,246)	13,701	(287,947)	(2,102)	(625,097)	80,973	(706,070)	(872)

Our consolidated yields on income earning assets and the costs of interest bearing liabilities for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
	2009			2008
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$607,689	5.98%		$836,559	7.19%
Fee income		81,583	0.80		104,882	0.90

Total interest earning assets(1)	$13,587,085	689,272	6.78	$15,508,148	941,441	8.09
Total direct real estate investments	1,060,649	82,533	10.40	1,068,530	80,040	9.98

Total income earning assets	14,647,734	771,805	7.04	16,576,678	1,021,481	8.21
Total interest bearing liabilities(2)	12,595,298	347,246	3.69	13,903,078	523,437	5.02

Net finance spread		$424,559	3.35%		$498,044	3.19%

Net finance margin			3.88%			4.00%

(1)	Interest earning assets include cash and cash equivalents, restricted cash, investment securities (including mortgage-backed securities), mortgage-related receivables, loans and the “A” Participation Interest.

(2)	Interest bearing liabilities include deposits, FHLB SF borrowings, repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Operating Expenses

During the three months ended September 30, 2009, consolidated operating expenses increased by $12.0 million over the three months ended September 30, 2008. The increase was primarily due to the inclusion of three months of operating expenses related to CapitalSource Bank for the three months ended September 30, 2009, while only two months of its operations were included in the 2008 period. Also contributing to the increase was a $3.6 million increase in administrative expenses, primarily due to FDIC premiums paid by CapitalSource Bank, including a one time special assessment of $2.5 million paid by CapitalSource Bank to the FDIC’s Deposit Insurance Fund, which was part of a required payment for all insured institutions, a $2.1 million increase in rental expenses, primarily due to the addition of CapitalSource Bank occupancy expenses for two of the three months in the quarter, and a $7.8 million increase in professional fees. These increases were offset by a $1.4 million decrease in marketing expenses, related primarily to the one-time promotion and advertising expenses related to the commencement of CapitalSource Bank’s operations in the three months ended September 30, 2008.

During the nine months ended September 30, 2009, consolidated operating expenses increased by $30.0 million over the nine months ended September 30, 2008. The increase was primarily due to the inclusion of nine months of operating expenses related to CapitalSource Bank for the nine months ended September 30, 2009, while only two months of its operations were included in the 2008 period. Also contributing to the increase was a $15.9 million increase in professional fees, a $9.7 million increase in administrative expenses, primarily due to FDIC premiums paid by CapitalSource Bank, a $6.0 million increase in rental expense resulting from the addition of CapitalSource Bank occupancy expenses, and a $3.7 million increase in depreciation and amortization expense, primarily resulting from the addition of CapitalSource Bank’s fixed assets to our operations. These increases were partially offset by a $1.6 million decrease in marketing expenses and a $4.3 million decrease in travel and entertainment expenses.

Income Taxes

During the three months ended September 30, 2009, consolidated income tax expense was $98.2 million, compared to $0.1 million for the three months ended September 30, 2008. The increase was caused in part by the establishment of a valuation allowance for the deferred tax assets of a subsidiary that continued to incur operating losses during the quarter.

During the nine months ended September 30, 2009, consolidated income tax expense was $135.9 million, compared to $40.4 million for the nine months ended September 30, 2008. The increase was caused in part by the establishment of a valuation allowance for the deferred tax assets of several subsidiaries that continued to incur operating losses during 2009.

Comparison of the Three Months Ended September 30, 2009 and 2008

We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments. All references to loans below include loans held for investment and loans held for sale, including related interest receivable.

CapitalSource Bank Segment

Our CapitalSource Bank segment operating results for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, were as follows:

	Three Months Ended September 30,
	2009	2008(1)	$ Change	% Change
	($ in thousands)

Interest income	$71,673	$64,887	$6,786	10%
Fee income	7,112	1,665	5,447	327
Interest expense	23,602	32,178	(8,576)	(27)
Provision for loan losses	48,451	3,535	44,916	1,271
Operating expenses	25,365	19,106	6,259	33
Other income	7,409	4,573	2,836	62
Income tax expense	3,925	6,576	(2,651)	(40)
Net (loss) income	(15,149)	9,730	(24,879)	(256)

(1)	CapitalSource Bank commenced operations on July 25, 2008. The operating results for the three months ended September 30, 2008, represent 68 days of operations.

Interest Income

Total interest income was $71.7 million and $64.9 million for the three months ended September 30, 2009 and 2008, respectively, with an average yield on interest earning assets of 5.25% and 5.82%, respectively. During the three months ended September 30, 2009 and 2008, interest income on loans was $47.1 million and $30.1 million, respectively, yielding 6.77% and 7.21% on an average loan balance of $2.9 billion and $1.7 billion, respectively. During the three months ended September 30, 2009, $4.1 million of our accrued interest was reversed on non-accrual loans and negatively impacted the yield on loans by 0.57%. We did not reverse any accrued interest on non-accrual loans during the three months ended September 30, 2008. Interest income on the “A” Participation Interest was $10.7 million and $26.1 million, during the three months ended September 30, 2009 and 2008, respectively, yielding 5.29% and 8.09% on an average balance of $801.1 million and $1.3 billion, respectively. The “A” Participation Interest was purchased at a discount and has a stated coupon equal to one-month LIBOR plus 1.50%. The unamortized discount is accreted into income using the interest method. During the three months ended September 30, 2009 and 2008, we accreted $6.9 million and $12.7 million, respectively, of discount into interest income on loans in our consolidated statements of income. Changes from one period to the next in actual or expected repayments may have a material impact on our interest income and yield recognized during the period.

During the three months ended September 30, 2009 and 2008, interest income from our investments, including available-for-sale and held-to-maturity securities, was $12.8 million and $1.8 million, respectively, yielding 5.02% and 2.19% on an average balance of $1.0 billion and $319.3 million, respectively. During the three months ended September 30, 2009, $182.4 million and $31.4 million of our investment securities, available-for-sale and held-to-maturity, respectively, were purchased while $280.6 million and $5.0 million, respectively, of principal repayments were received. For the three months ended September 30, 2008, $795.2 million of our investment securities, available-for-sale were purchased, and no principal repayments were received, respectively. During the three months ended September 30, 2009 and 2008, interest income on cash and cash equivalents was $1.1 million and $6.9 million, respectively, yielding 0.51% and 2.37% on an average balance of $814.1 million and $1.2 billion, respectively. Our FHLB SF stock held during the three months ended September 30, 2009 and 2008, averaged $20.2 million and $12.7 million, respectively. We received a quarterly dividend on our FHLB SF stock equal to an annualized dividend rate of 0.84% during the third quarter of 2009.

Fee Income

Fee income was $7.1 million and $1.7 million during the three months ended September 30, 2009 and 2008, respectively, with an average yield on interest earning assets of 0.52% and 0.15%, respectively.

Interest Expense

Total interest expense for the three months ended September 30, 2009 and 2008, was $23.6 million and $32.2 million, respectively. During the three months ended September 30, 2009 and 2008, our average cost on interest-bearing liabilities was 2.01% and 3.38%, respectively. Our average balance of interest-bearing liabilities, consisting of deposits and borrowings, was $4.7 billion and $3.8 billion, during the three months ended September 30, 2009 and 2008, respectively. Our interest expense on deposits for the three months ended September 30, 2009 and 2008, was $22.7 million and $32.2 million, respectively, with an average cost of deposits of 2.02% and 3.38% on an average balance of $4.5 billion and $3.8 billion, respectively. During the three months ended September 30, 2009, $1.5 billion of our time deposits matured with a weighted average interest rate of 2.56% and $1.3 billion of new time deposits were issued at a weighted average interest rate of 1.47%. During the three months ended September 30, 2008, $914.4 million of our time deposits, including brokered deposits, matured with a weighted average interest rate of 3.33% and $809.3 million of new time deposits were issued at a weighted average interest rate of 3.58%. Additionally, during the three months ended September 30, 2009, our weighted average interest rate of our liquid account deposits, savings and money market accounts, declined from 1.40% at the beginning of the quarter to 1.20% at end of the quarter. During the three months ended September 30, 2009, our interest expense on borrowings, primarily consisting of FHLB SF borrowings, was $0.9 million with an average cost of 1.84% on an average balance of $200.0 million. During the three months ended September 30, 2009, there were no advances taken and no advances matured or were repaid. There were no borrowings from the FHLB SF during the three months ended September 30, 2008.

Net Finance Margin

The yields of income earning assets and the costs of interest bearing liabilities in this segment for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
	2009			2008
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance(1)	Income(1)	Cost
	($ in thousands)

Interest earning assets:
Interest income		$71,673	5.25%		$64,887	5.82%
Fee income		7,112	0.52		1,665	0.15

Total interest earning assets(2)	$5,414,942	78,785	5.77	$4,423,854	66,552	5.97
Total interest bearing liabilities(3)	4,659,811	23,602	2.01	3,774,541	32,178	3.38

Net finance spread		$55,183	3.76%		$34,374	2.59%

Net finance margin			4.04%			3.08%

(1)	CapitalSource Bank commenced operations on July 25, 2008. Weighted average balance and net investment income reflect 68 days of activity.

(2)	Interest earning assets include cash and cash equivalents, investments, “A” Participation Interest and loans.

(3)	Interest bearing liabilities include deposits and borrowings.

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

Operating Expenses

For the three months ended September 30, 2009 and 2008, operating expenses totaled $25.4 million and $19.1 million, respectively. The increase largely reflects the partial quarter of operations in 2008 as CapitalSource Bank commenced operations on July 25, 2008 compared to three months in 2009. The increase also reflects an increase in the FDIC deposit premium assessment rate of 16 basis points as compared to 6 basis points for the same period in 2008, and the special assessment of $2.5 million paid by CapitalSource Bank to the FDIC’s Deposit Insurance Fund, which was part of a required payment for all insured institutions, offset by lower advertising and promotion costs of $1.0 million related to the commencement of CapitalSource Bank’s operations.

CapitalSource Bank relies on the Parent Company to source loans, provide loan origination due diligence services and perform certain underwriting services. For these services, CapitalSource Bank pays the Parent Company loan sourcing fees based upon the funded amount of each new loan funded by CapitalSource Bank during the period. Based on our accounting policies, we do not capitalize loan sourcing fees, as these fees are eliminated in consolidation. These fees are included in other operating expenses and were $4.7 million and $4.0 million for the three months ended September 30, 2009 and 2008, respectively. CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee. Each sublease arrangement was established based on then market rates for comparable subleases.

Other Income

For the three months ended September 30, 2009 and 2008, other income was $7.4 million and $4.6 million, respectively, primarily consisting of loan servicing fees paid to CapitalSource Bank by the Parent Company. All such loan servicing fees earned by CapitalSource Bank are eliminated in consolidation. CapitalSource Bank provides loan servicing for loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on number of loans serviced. During the three months ended September 30, 2009 and 2008, CapitalSource Bank provided loan servicing to the Parent Company on its loan portfolio, earning $6.9 million and $6.3 million, respectively, in loan servicing fees. Loans and other assets being serviced by CapitalSource Bank for the benefit of others were $8.3 billion and $9.7 billion as of September 30, 2009 and December 31, 2008, respectively, of which $5.7 billion and $6.8 billion were owned by the Parent Company.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, were as follows:

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	($ in thousands)

Interest income	$120,798	$212,666	$(91,868)	(43)%
Fee income	20,171	27,699	(7,528)	(27)
Interest expense	78,729	135,504	(56,775)	(42)
Provision for loan losses	172,934	106,726	66,208	62
Operating expenses	48,636	41,251	7,385	18
Other (expense) income	(7,987)	42,829	(50,816)	(119)
Income tax expense (benefit)	93,807	(6,518)	100,325	1,539
Net (loss) income	(261,124)	6,231	(267,355)	(4,291)
Net loss attributable to noncontrolling interests	10	(154)	164	106
Net (loss) income attributable to CapitalSource Inc.	(261,134)	6,385	(267,519)	(4,190)

Interest Income

The decrease in interest income was primarily due to an increase in non-accrual loans, a decrease in average total interest earning assets and a decrease in yield on average interest earning assets. During the three months ended September 30, 2009, our average balance of interest earning assets decreased by $4.4 billion, or 37.9%, compared to the three months ended September 30, 2008, primarily due to the sale of $1.5 billion of Agency RMBS during the first quarter of 2009. During the three months ended September 30, 2009, yield on average interest earning assets decreased to 7.70% compared to 8.15% for the three months ended September 30, 2008. This decrease was primarily the result of a decrease in the interest component of yield to 6.60% for the three months ended September 30, 2009, from 7.21% for the three months ended September 30, 2008, due to a decrease in short-term interest rates, partially offset by an increase in our core lending spread. During the three months ended September 30, 2009, our core lending spread to average one-month LIBOR was 8.64% compared to 7.16% for the three months ended September 30, 2008. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

Fee Income

The decrease in fee income was primarily the result of a decrease in amortization of net deferred fee and prepayment related fee income, which totaled $9.7 million for the three months ended September 30, 2009, compared to $17.7 million for the three months ended September 30, 2008. The decrease in amortization of net deferred fee income was primarily due to an increase in non-accrual loans.

Interest Expense

We fund our Other Commercial Finance segment activities largely through debt, and the decrease in interest expense was primarily due to a decrease in average interest bearing liabilities for the segment of $3.4 billion, or 33.1%, primarily due to repayment of repurchase agreements of $1.6 billion during the first quarter of 2009. Also contributing to the decrease in our interest expense was a decrease in our cost of borrowings which was 4.57% for the three months ended September 30, 2009, compared to 5.26% for the three months ended September 30, 2008, as a result of lower LIBOR and CP rates on which interest on our term securitizations and credit facilities is based.

Net Finance Margin

Net finance margin, defined as net investment income (which includes interest and fee income less interest expense) divided by average income earning assets, was 3.40% for the three months ended September 30, 2009, a decrease of 0.15% from 3.55% for the three months ended September 30, 2008. The decrease in net finance margin was primarily due to a decrease in interest income resulting from lower leverage partially offset by a decrease in our cost of funds as measured by the spread to short-term market rates on interest such as LIBOR. Net finance spread, which represents the difference between our gross yield on income earning assets and the cost of our interest bearing liabilities, was 3.13% for the three months ended September 30, 2009, an increase of 0.24% from 2.89% for the three months ended September 30, 2008. Gross yield is the sum of interest and fee income divided by our average income earning assets. The increase in net finance spread is due to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in this segment for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
	2009			2008
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$120,798	6.60%		$212,666	7.21%
Fee income		20,171	1.10		27,699	0.94

Total interest earning assets(1)	$7,264,436	140,969	7.70	$11,705,776	240,365	8.15
Total interest bearing liabilities(2)	6,841,000	78,729	4.57	10,226,049	135,504	5.26

Net finance spread		$62,240	3.13%		$104,861	2.89%

Net finance margin			3.40%			3.55%

(1)	Interest earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

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

Operating Expenses

The increase in operating expenses of $7.4 million is due to a $1.5 million increase in rental expenses, a $7.9 million increase in professional fees, and a $2.7 million increase in administrative expenses, offset by a $3.0 million decrease in incentive compensation. Operating expenses as a percentage of average total assets for the segment increased to 2.29% for the three months ended September 30, 2009, from 1.31% for the three months ended September 30, 2008.

Other (Expense) Income

Other (expense) income changed by approximately $50.8 million, to expense of $8.0 million for the three months ended September 30, 2009, from income of $42.8 million for the three months ended September 30, 2009, primarily due to decreases in gains on debt extinguishment, losses on derivatives, and losses on foreign currency exchange, partially offset by decreased losses on investments and our residential mortgage investment portfolio, as discussed below.

Gains on debt extinguishment decreased to $11.5 million for the three months ended September 30, 2009 from $70.1 million for the three months ended September 30, 2008, primarily due to a $119.7 million decrease in the amount of debt extinguished. Net losses on derivatives were $8.5 million for the three months ended September 30, 2009 compared with net gains of $3.7 million for the three months ended September 30, 2008, primarily due to changes in fair value of swaps used in hedging certain of our assets and liabilities to minimize our exposure to interest rate movements. Losses on foreign currency exchange were $4.1 million for the three months ended September 30, 2009 compared to gains of $13.9 million for the three months ended September 30, 2008, primarily due to changes in economic conditions and variability in the foreign currency markets during the comparable periods.

Losses on investments decreased to $8.4 million for the three months ended September 30, 2009 from $30.0 million for the three months ended September 30, 2008, primarily due to lower losses on our investments in warrants and cost basis investments. In addition, we recorded losses of approximately $27.0 million during the three months ended September 30, 2008 related to the residential mortgage-backed securities in our residential mortgage investment portfolio. These securities were sold and the related derivatives were unwound during the first quarter of 2009.

Healthcare Net Lease Segment

Healthcare Net Lease segment operating results for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, were as follows:

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change
	($ in thousands)

Interest income	$107	$115	$(8)	(7)%
Fee income	—	221	(221)	(100)
Operating lease income	27,247	28,140	(893)	(3)
Interest expense	7,066	10,824	(3,758)	(35)
Depreciation of direct real estate investments	8,713	8,898	(185)	(2)
Operating expenses	2,580	2,657	(77)	(3)
Other (expense) income	(4,833)	107	(4,940)	(4,617)
Income tax expense	461	—	461	N/A
Net income	3,701	6,204	(2,503)	(40)
Net income attributable to noncontrolling interests	—	54	(54)	(100)
Net income attributable to CapitalSource Inc.	3,701	6,150	(2,449)	(40)

Operating Lease Income

During the three months ended September 30, 2009 and 2008, the average balance of direct real estate investments was $1.1 billion for each period.

Interest Expense

The decrease in interest expense was primarily due to a decrease in average borrowings of $111.8 million, or 18.5% and a decrease in the cost of borrowings. The cost of borrowings for the segment was 5.71% and 7.12% for the three months ended September 30, 2009 and 2008, respectively. The overall borrowing spread to average one-month LIBOR for the segment for the three months ended September 30, 2009 was 5.44% compared to 4.50% for the three months ended September 30, 2008.

Depreciation of Direct Real Estate Investments

Depreciation on our direct real estate investments for the three months ended September 30, 2009 was consistent with the corresponding three month period ended September 30, 2008.

Operating Expenses

Operating expenses as a percentage of average total assets for the segment increased to 1.00% for the three months ended September 30, 2009, from 0.98% for the three months ended September 30, 2008.

Net Income Attributable to Noncontrolling Interests

The decrease in net income attributable to noncontrolling interests was primarily due to the redemption of certain noncontrolling interests during 2008 in conjunction with one of our direct real estate investments.

Comparison of the Nine Months Ended September 30, 2009 and 2008

We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments. All references to loans below include loans held for sale and loans held for investment, including related interest receivable.

CapitalSource Bank Segment

Our CapitalSource Bank segment operating results for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 were as follows:

	Nine Months Ended
	September 30,
	2009	2008(1)	$ Change	% Change
	($ in thousands)

Interest income	$211,284	$64,887	$146,397	226%
Fee income	17,721	1,665	16,056	964
Interest expense	92,566	32,178	60,388	188
Provision for loan losses	163,912	3,535	160,377	4,537
Operating expenses	75,307	19,106	56,201	294
Other income	25,334	4,573	20,761	454
Income tax expense	8,641	6,576	2,065	31
Net (loss) income	(86,087)	9,730	(95,817)	(985)

(1)	CapitalSource Bank commenced operations on July 25, 2008. The operating results for the nine months ended September 30, 2008, represent 68 days of operations.

Interest Income

For the nine months ended September 30, 2009 and 2008, total interest income was $211.3 million and $64.9 million, with an average yield on interest earning assets of 5.01% and 5.82% respectively, and interest income on loans was $139.0 million and $30.1 million yielding 6.60% and 7.21% on an average loan balance of $2.8 billion and $555.8 million, respectively. During the nine months ended September 30, 2009, $8.5 million of our accrued interest was reversed on non-accrual loans and negatively impacted the yield on loans by 0.40%. There were no non-accrual loans for the nine months ended September 30, 2008 in CapitalSource Bank. During the nine months ended September 30, 2009 and 2008, interest income on the “A” Participation Interest was $35.3 million and $26.1 million, yielding 4.71% and 8.09% on an average balance of $1.0 billion and $430.4 million, respectively. The “A” Participation Interest was purchased at a discount and has a stated coupon equal to one-month LIBOR plus 1.50%. The unamortized discount is accreted into income using the interest method. During the nine months ended September 30, 2009 and 2008, we accreted $20.5 million and $12.7 million, respectively, of discount into interest income on loans in our consolidated statements of income. Changes from one period to the next in actual or expected repayments may have a material impact on our interest income and yield recognized during the period.

During the nine months ended September 30, 2009 and 2008, interest income from our investments, including available-for-sale and held-to-maturity securities, was $33.5 million and $1.8 million, yielding 4.52% and 2.22% on an average balance of $990.5 million and $106.2 million, respectively. During the nine months ended September 30, 2009, $1.1 billion and $236.4 million of our investment securities, available-for-sale and held-to-maturity, respectively, were purchased while $1.0 billion and $10.9 million of principal repayments were received. During the nine months ended September 30, 2008, $795.2 million of our investment securities, available-for-sale were purchased, and no principal repayments were received, respectively. During the nine months ended September 30, 2009 and 2008, interest income on cash and cash equivalents was $3.5 million and $6.9 million for an average yield of 0.58% and 2.37% on an average balance of $807.1 million and $388.6 million, respectively. Our FHLB SF stock held during the nine months ended September 30, 2009 and 2008 averaged $20.2 million and $4.2 million, respectively. We received a quarterly cash dividend on our FHLB SF stock equal to an annualized dividend rate of 0.84% in 2009. We did not receive any dividends on our FHLB SF stock in 2008.

Fee Income

Fee income was $17.7 million and $1.7 million during the nine months ended September 30, 2009 and 2008, respectively, with an average yield on interest earning assets of 0.42% and 0.15%, respectively.

Interest Expense

Total interest expense for the nine months ended September 30, 2009 and 2008 was $92.6 million and $32.2 million, respectively. During the nine months ended September 30, 2009 and 2008, our average cost on interest-bearing liabilities was 2.59% and 3.38%, respectively. Our average balance of interest-bearing liabilities, consisting of deposits and borrowings, was $4.8 billion and $1.3 billion during the nine months ended September 30, 2009 and 2008, respectively. Our interest expense on deposits for the nine months ended September 30, 2009 and 2008 was $91.0 million and $32.2 million with an average cost of deposits of 2.61% and 3.38% on an average balance of $4.7 billion and $1.3 billion, respectively. During the nine months ended September 30, 2009 and 2008, $4.8 billion and $914.0 million, respectively, of our time deposits, including brokered deposits, matured with a weighted average interest rate of 3.15% and 3.33%, respectively, and $4.1 billion and $809.3 million, respectively, of new time deposits were issued at a weighted average interest rate of 1.69% and 3.58%, respectively. Additionally, for the nine months ended September 30, 2009 and 2008, our weighted average interest rate of our liquid account deposits, savings and money market accounts, declined from 2.66% at the beginning of the period to 1.20% at the end of the period and increased from 2.62% at the beginning of the period to 2.69% at the end of the period, respectively. During the nine months ended September 30, 2009, our interest expense on borrowings, primarily consisting of FHLB SF borrowings, was $1.5 million with an average cost of 1.88% on an average balance of $110.1 million. During the nine months ended September 30, 2009, $200.0 million of fixed rate advances, with an original weighted average term of 2.5 years, were secured and no advances matured or were repaid. There were no borrowings from the FHLB SF in 2008.

Net Finance Margin

The yields of income earning assets and the costs of interest bearing liabilities in this segment for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
	2009			2008
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance(1)	Income(1)	Cost
	($ in thousands)

Interest earning assets:
Interest income		$211,284	5.01%		$64,887	5.82%
Fee income		17,721	0.42		1,665	0.15

Total interest earning assets(2)	$5,636,690	229,005	5.43	$1,485,382	66,552	5.97
Total interest bearing liabilities(3)	4,779,343	92,566	2.59	1,267,364	32,178	3.38

Net finance spread		$136,439	2.84%		$34,374	2.59%

Net finance margin			3.24%			3.08%

(1)	CapitalSource Bank commenced operations on July 25, 2008. Weighted average balance and net investment income reflect 68 days of activity.

(2)	Interest earning assets include cash and cash equivalents, investments, “A” Participation Interest and loans.

(3)	Interest bearing liabilities include deposits and borrowings.

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

Operating Expenses

For the nine months ended September 30, 2009 and 2008, operating expenses totaled $75.3 million and $19.1 million, respectively. The increase was primarily due to the inclusion of two months of its operations in 2008 as CapitalSource Bank commenced operations on July 25, 2008 compared to nine months in 2009. The increase also reflects an increase in the FDIC deposit premium assessment rate of 14 basis points as compared to 6 basis points for the same period in 2008 and a special assessment of $2.5 million paid by CapitalSource Bank to the FDIC’s Deposit Insurance Fund, which was part of a required payment for all insured institutions, offset by lower advertising and promotion costs of $1.0 million related to the commencement of CapitalSource Bank’s operations.

CapitalSource Bank relies on the Parent Company to source loans, provide loan origination due diligence services and perform certain underwriting services. For these services, CapitalSource Bank pays the Parent Company loan sourcing fees based upon the funded amount of each new loan funded by CapitalSource Bank during the period. Based on our accounting policies, we do not capitalize loan sourcing fees, as these fees are eliminated in consolidation. These fees are included in other operating expenses and were $9.8 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively. CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee. Each sublease arrangement was established based on then market rates for comparable subleases.

Other Income

For the nine months ended September 30, 2009 and 2008, other income was $25.3 million and $4.6 million, respectively, primarily consisting of loan servicing fees paid to CapitalSource Bank by the Parent Company. All such loan servicing fees earned by CapitalSource Bank are eliminated in consolidation. CapitalSource Bank provides loan servicing for loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on loans serviced. During the nine months ended September 30, 2009 and 2008, CapitalSource Bank provided loan servicing to the Parent Company on its average loan portfolio of $6.4 billion and $7.1 billion, respectively. Loans and other assets being serviced by CapitalSource Bank for the benefit of others were $8.3 billion and $9.7 billion as of September 30, 2009 and December 31, 2008, respectively, of which $5.7 billion and $6.8 billion were owned by the Parent Company.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, were as follows:

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change
	($ in thousands)

Interest income	$404,990	$780,819	$(375,829)	(48)%
Fee income	68,127	102,589	(34,462)	(34)
Interest expense	245,207	468,871	(223,664)	(48)
Provision for loan losses	416,587	144,059	272,528	189
Operating expenses	155,353	156,849	(1,496)	(1)
Other expense	(91,029)	(11,868)	(79,161)	(667)
Income tax expense	125,486	33,801	91,685	271
Net (loss) income	(560,545)	67,960	(628,505)	(925)
Net loss attributable to noncontrolling interests	(28)	(640)	612	(96)
Net (loss) income attributable to CapitalSource Inc.	(560,517)	68,600	(629,117)	(917)

Interest Income

The decrease in interest income was primarily due to an increase in non-accrual loans, a decrease in average total interest earning assets and a decrease in yield on average interest earning assets. During the nine months ended September 30, 2009, our average balance of interest earning assets decreased by $6.1 billion, or 43.3%, compared to the nine months ended September 30, 2008, primarily due to the sale of $1.5 billion of Agency RMBS during the first quarter of 2009. During the nine months ended September 30, 2009, yield on average interest earning assets decreased to 7.97% compared to 8.41% for the nine months ended September 30, 2008. This decrease was primarily the result of a decrease in the interest component of yield to 6.83% for the nine months ended September 30, 2009, from 7.43% for the nine months ended September 30, 2008, due to a decrease in short-term interest rates, partially offset by an increase in our core lending spread. During the nine months ended September 30, 2009, our core lending spread to average one-month LIBOR was 8.53% compared to 7.18% for the nine months ended September 30, 2008. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

Fee Income

The decrease in fee income was primarily the result of a decrease in amortization of net deferred fee and prepayment related fee income, which totaled $36.3 million for the nine months ended September 30, 2009, compared to $70.3 million for the nine months ended September 30, 2008. The decrease in amortization of net deferred fee income was primarily due to an increase in non-accrual loans.

Interest Expense

We fund our Other Commercial Finance segment activities largely through debt, and the decrease in interest expense was primarily due to a decrease in average interest bearing liabilities for the segment of $4.8 billion, or

39.0%, primarily due to repayment of repurchase agreements of $1.6 billion during the first quarter of 2009. Also contributing to the decrease in our interest expense was a decrease in our cost of borrowings, which was 4.38% and 5.09% for the nine months ended September 30, 2009 and 2008, respectively, as a result of lower LIBOR and CP rates on which interest on our term securitizations and credit facilities is based.

Net Finance Margin

Net finance margin was 3.84% for the nine months ended September 30, 2009, a decrease of 0.11% from 3.95% for the nine months ended September 30, 2008. The decrease in net finance margin was primarily due to the decrease in interest income offset by a decrease in our costs of funds as measured by a spread to short-term market rates on interest such as LIBOR. Net finance spread was 3.59% for the nine months ended September 30, 2009, an increase of 0.27% from 3.32% for the nine months ended September 30, 2008. The increase in net finance spread is attributable to the changes in its components as described above.

The yields of income earning assets and the costs of interest bearing liabilities in this segment for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
	2009			2008
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$404,990	6.83%		$780,819	7.43%
Fee income		68,127	1.14		102,589	0.98

Total interest earning assets(1)	$7,933,583	473,117	7.97	$13,996,134	883,408	8.41
Total interest bearing liabilities(2)	7,488,183	245,207	4.38	12,275,617	468,871	5.09

Net finance spread		$227,910	3.59%		$414,537	3.32%

Net finance margin			3.84%			3.95%

(1)	Interest earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

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

Operating Expenses

The increase in operating expenses is due to increases in rental expense, professional fees, and administrative expenses, offset by a decrease in incentive compensation. Operating expenses as a percentage of average total assets for the segment, increased to 2.26% for the nine months ended September 30, 2009, from 1.40% for the nine months ended September 30, 2008.

Other Expense

Other expenses increased by approximately $79.2 million, to $91.0 million for the nine months ended September 30, 2009 from $11.9 million for the nine months ended September 30, 2008, primarily due to losses on debt extinguishment, losses on equity investments, losses on sales of loans, and losses on real estate owned, partially offset by changes in our residential mortgage investment portfolio as discussed below.

Losses on debt extinguishment were $41.1 million for the nine months ended September 30, 2009, compared to gains on debt extinguishment of $82.8 million for the nine months ended September 30, 2008, primarily due to amount and nature of debt extinguished. During the nine months ended September 30, 2009, losses on equity investments were $3.0 million compared to earnings of $9.9 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, there were net losses on loan sales of approximately $10.7 million, as compared to a net gain on loan sales of approximately $2.6 million for the nine months ended September 30, 2008, primarily due to the continued deterioration in the capital markets. In addition, losses on real estate owned increased to $28.7 million for the nine months ended September 30, 2009 from $9.0 million for the nine months ended September 30, 2008, primarily due to the continued softening of the real estate market resulting in increased realized losses on these properties as the portfolio is liquidated.

Gains on our residential mortgage investment portfolio were $15.3 million for the nine months ended September 30, 2009, compared to losses of $73.3 million for the nine months ended September 30, 2008. The residential mortgage-backed securities in this portfolio were sold and the related derivatives were unwound during the first quarter of 2009.

Healthcare Net Lease Segment

Healthcare Net Lease segment operating results for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, were as follows:

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change
	($ in thousands)

Interest income	$289	$944	$(655)	(69)%
Fee income	—	239	(239)	(100)
Operating lease income	82,533	80,040	2,493	3
Interest expense	18,347	32,479	(14,132)	(44)
Depreciation of direct real estate investments	26,515	26,804	(289)	(1)
Other operating expenses	8,041	7,304	737	10
Other expense	(2,463)	(1,309)	(1,154)	(88)
Income tax expense	1,820	—	1,820	N/A
Net income	25,636	13,327	12,309	92
Net income attributable to noncontrolling interests	—	2,120	(2,120)	(100)
Net income attributable to CapitalSource Inc.	25,636	11,207	14,429	129

Operating Lease Income

During the nine months ended September 30, 2009 and 2008, the average balance of direct real estate investments for both periods was $1.1 billion.

Interest Expense

The decrease in interest expense was primarily due to a decrease in average borrowings of $130.8 million, or 21.5%, and a decrease in the cost of borrowings for the segment 5.14% from 7.12% for the nine months ended September 30, 2009 and 2008, respectively. The overall borrowing spread to average one-month LIBOR for the segment for the nine months ended September 30, 2009 was 4.77% compared to 4.28% for the nine months ended September 30, 2008.

Depreciation of Direct Real Estate Investments

Depreciation on our direct real estate investments for the three months ended September 30, 2009 was consistent with the corresponding three month period ended September 30, 2008.

Other Operating Expenses

Operating expenses as a percentage of average total assets for the segment increased to 1.03% for the nine months ended September 30, 2009, from 0.90% for the nine months ended September 30, 2008.

Net Income Attributable to Noncontrolling Interests

The decrease in net income attributable to noncontrolling interests was primarily due to the redemption of certain noncontrolling interests during 2008 in connection with one of our direct real estate investments.

Financial Condition

CapitalSource Bank Segment

Portfolio Composition

As of September 30, 2009 and December 31, 2008, the composition of the CapitalSource Bank segment assets and liabilities was as follows:

	September 30,	December 31,
	2009	2008
	($ in thousands)

Assets:
Investment securities, available-for-sale	$700,971	$642,714
Investment securities, held-to-maturity	250,222	14,389
Commercial real estate “A” Participation Interest, net(1)	715,354	1,400,333
Loans(1)(2)	3,007,685	2,713,377
FHLB SF stock	20,195	20,195

Total	$4,694,427	$4,791,008

Liabilities:
Deposits	$4,390,486	$5,043,695
FHLB SF borrowings	200,000	—

Total	$4,590,486	$5,043,695

(1)	Includes related interest receivable.

(2)	Includes loans held for investment and loans held for sale, net of deferred fees and allowance for loan losses.

Investment Securities, Available-for-Sale

As of September 30, 2009 and December 31, 2008, CapitalSource Bank owned $701.0 million and $642.7 million, respectively, in investment securities, available-for-sale. Included in these investment securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), residential mortgage-backed securities rated AAA issued by non-government-agencies (“Non-agency MBS”) and corporate debt securities. CapitalSource Bank pledged substantially all of the investment securities, available-for-sale, to the FHLB SF and the Federal Reserve Bank (“FRB”) as a source of borrowing capacity as of September 30, 2009. For further information on our investment securities, available-for-sale, see Note 7, Investments, in our consolidated financial statements for the three and nine months ended September 30, 2009.

Investment Securities, Held-to-Maturity

As of September 30, 2009 and December 31, 2008, CapitalSource Bank owned $250.2 million and $14.4 million, respectively, in investment securities, held-to-maturity, consisting of AAA-rated commercial mortgage-backed securities that were purchased at substantial discounts to the par amount. For further information on our investment securities, held-to-maturity, see Note 7, Investments, in our consolidated financial statements for the three and nine months ended September 30, 2009.

Commercial Real Estate “A” Participation Interest

As of September 30, 2009 and December 31, 2008, the “A” Participation Interest, including related interest receivable, had an outstanding balance of $715.4 million and $1.4 billion, respectively, net of discount. For further information on the “A” Participation Interest, see Note 6, Commercial Lending Assets and Credit Quality, in our consolidated financial statements for the three and nine months ended September 30, 2009.

CapitalSource Bank Segment Loan Portfolio Composition

As of September 30, 2009 and December 31, 2008, the CapitalSource Bank loan portfolio, including related interest receivable, had an outstanding balance of $3.0 billion and $2.7 billion, respectively.

As of September 30, 2009 and December 31, 2008, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	September 30, 2009		December 31, 2008
	($ in thousands)

Commercial	$2,020,616	67%	$1,813,414	67%
Real estate	779,620	26	595,751	22
Real estate — construction	207,449	7	304,212	11

Total	$3,007,685	100%	$2,713,377	100%

As of September 30, 2009, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$311,458	$1,528,682	$180,476	$2,020,616
Real estate	192,954	574,566	12,100	779,620
Real estate — construction	207,449	—	—	207,449

Total	$711,861	$2,103,248	$192,576	$3,007,685

The majority of the CapitalSource Bank loan portfolio bears interest at adjustable rates pegged to an interest rate index plus a specified margin. Approximately 68% of the portfolio is subject to an interest rate floor. Due to low market interest rates as of September 30, 2009, substantially all loans with interest rate floors were in the money and bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans with floors in the money was 2.60% as of September 30, 2009. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will largely remain constant until such time as the fully indexed rate of interest on a loan exceeds the applicable floor rate.

As of September 30, 2009, the composition of CapitalSource Bank loan balances by index and by loan type were as follows:

	Loan Type
			Real Estate
	Commercial	Real Estate	Construction	Total
	($ in thousands)

1-Month LIBOR	$461,926	$703,446	$207,449	$1,372,821	45%
3-Month LIBOR	134,405	—	—	134,405	4
Prime	644,387	8,345	—	652,732	22
Canadian Prime	20,532	—	—	20,532	1
Blended	757,389	46,368	—	803,757	27

Total adjustable rate loans	2,018,639	758,159	207,449	2,984,247	99
Fixed rate loans	1,977	21,461	—	23,438	1

Total loans	$2,020,616	$779,620	$207,449	$3,007,685	100%

Credit Quality and Allowance for Loan Losses

As of September 30, 2009 and December 31, 2008, the principal balances of contractually delinquent loans, non-accrual loans and impaired loans in the CapitalSource Bank loan portfolio were as follows:

	September 30,	December 31,
	2009	2008
	($ in thousands)

Loans 30-89 days contractually delinquent	$37,612	$—
Loans 90 or more days contractually delinquent	13,288	—
Non-accrual loans(1)	184,010	—
Impaired loans(2)	192,482	—

(1)	Includes loans with aggregate principal balances of $13.3 million as of September 30, 2009, which were also classified as loans 90 or more days contractually delinquent and loans with aggregate principal balances of $19.4 million as of September 30, 2009, which were classified as 30-89 days contractually delinquent. Includes non-performing loans classified as held for sale that have an aggregate principal balance of $9.8 million as of September 30, 2009. There were no non-accrual loans as of December 31, 2008.

(2)	Includes loans with aggregate principal balances of $5.3 million as of September 30, 2009, which were also classified as loans 90 or more days contractually delinquent, loans with aggregate principal balances of $37.6 million as of September 30, 2009, which were classified as 30-89 days contractually delinquent, and loans with aggregate principal balances of $174.3 million as of September 30, 2009, which were also classified as loans on non-accrual status. The net carrying values of impaired loans were $0.2 billion as of September 30, 2009, prior to the application of allocated reserves. There were no impaired loans as of December 31, 2008.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2009 was follows:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	($ in thousands)

Allowance for loan losses as of beginning of period	$91,533	$55,600
Provision for loan losses:
General	27,000	54,400
Specific	21,451	109,512

Total provision for loan losses	48,451	163,912
Charge offs	(13,235)	(92,763)

Allowance for loan losses as of end of period	$126,749	$126,749

Total gross loans as of end of period	$3,007,685	$3,007,685

Allowance for loan losses ratio	4.21%	4.21%
Provision for loan losses ratio (annualized)	6.39%	7.29%
Net charge off ratio (annualized)	1.75%	4.12%

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

As of September 30, 2009, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

As of September 30, 2009, CapitalSource Bank had two loans subject to troubled debt restructurings. Loans involved in troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring assuming the loan performs under the restructured terms and the restructured terms were at market. As of December 31, 2008, CapitalSource Bank did not have any loans subject to troubled debt restructurings.

Provision for loan losses and charge offs for the nine months ended September 30, 2009 were driven largely from $66.8 million in charge offs on two large land loans. Due to the large individual credit exposures and characteristics of commercial real estate loans, we expect the level of charge offs in this area to be volatile. As commercial real estate loans season, we expect to see continued increases in delinquent and non-accrual loans.

Given our loss experience, we consider our higher-risk loans within the commercial real estate portfolio to be land, second lien and mortgage rediscount loans. As of September 30, 2009 and December 31, 2008, the total outstanding principal balance of these higher-risk loans was $130.4 million and $232.7 million, respectively.

FHLB SF Stock

As of September 30, 2009 and December 31, 2008, CapitalSource Bank owned FHLB SF stock with a carrying value of $20.2 million. Investments in FHLB SF stock are recorded at historical cost, which management determines to be a reasonable estimate of fair value. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value with stated notice. The FHLB SF has currently ceased stock repurchases.

Deposits

Total deposits decreased by $653.2 million, or 13.0%, to $4.4 billion as of September 30, 2009 from $5.0 billion as of December 31, 2008. This decrease was primarily due to the strategic decision to compete less aggressively on time deposit interest rates.

As of September 30, 2009 and December 31, 2008, a summary of CapitalSource Bank’s deposit portfolio by product type and the maturity of the certificates of deposit portfolio were as follows:

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	($ in thousands)

Money market	$265,053	1.13%	$279,577	2.26%
Savings	544,693	1.23	471,014	2.89
Certificates of deposit	3,580,740	2.00	4,259,153	3.55
Brokered certificates of deposit	—	—	33,951	5.70

Total deposits	$4,390,486	1.85	$5,043,695	3.42

	September 30, 2009
		Weighted
		Average
	Balance	Rate
	($ in thousands)

Remaining maturity of certificates of deposit:
0-3 months	$1,100,009	2.48%
4-6 months	1,420,397	1.73
7-9 months	784,091	1.85
10-12 months	146,929	1.47
Longer than 12 months	129,314	2.42

Total certificates of deposit	$3,580,740	2.00

FHLB SF Borrowings

FHLB SF borrowings increased to $200.0 million as of September 30, 2009. CapitalSource Bank did not have FHLB SF borrowings as of December 31, 2008. These borrowings were primarily for interest rate risk management purposes. The weighted-average remaining maturity of the borrowings was approximately 2.1 years as of September 30, 2009.

As of September 30, 2009, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

		Weighted
		Average
	Balance	Rate
	($ in thousands)

Less than 1 year	$35,000	1.13%
1 to 2 years	74,000	1.55
2 to 3 years	63,000	2.00
3 to 4 years	8,000	2.33
4 to 5 years	20,000	2.86

Total	$200,000	1.78

Other Commercial Finance Segment

Portfolio Composition

As of September 30, 2009 and December 31, 2008, the composition of the Other Commercial Finance segment portfolio was as follows:

	September 30,	December 31,
	2009	2008
	($ in thousands)

Investment securities, available-for-sale	$9,341	$36,837
Loans(1)	5,714,352	6,781,496
Mortgage-related receivables(2)	1,529,795	1,801,535
Other investments	96,229	127,746

Total	$7,349,717	$8,747,614

(1)	Includes loans held for investment and loans held for sale, net of deferred fees and allowance for loan loss, and related interest receivable.

(2)	Represents secured receivables that are backed by adjustable-rate residential prime mortgage loans.

Other Commercial Finance Segment Loan Portfolio Composition

As of September 30, 2009 and December 31, 2008, our total Other Commercial Finance loan portfolio had outstanding balances of $5.7 billion and $6.8 billion, respectively. Included in these amounts were loans held for sale of $6.2 million and $8.5 million as of September 30, 2009 and December 31, 2008, respectively, as well as $96.2 million and $78.4 million of related interest receivable as of September 30, 2009 and December 31, 2008, respectively.

Total Other Commercial Finance loan portfolio reflected in the portfolio statistics below includes loans, and loans held for sale. As of September 30, 2009 and December 31, 2008, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	September 30, 2009		December 31, 2008
	($ in thousands)

Commercial	$3,736,770	65%	$4,573,586	67%
Real estate	1,315,206	23	1,525,916	23
Real estate — construction	662,376	12	681,994	10

Total	$5,714,352	100%	$6,781,496	100%

As of September 30, 2009, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$876,593	$2,514,094	$346,083	$3,736,770
Real estate	318,448	882,478	114,280	1,315,206
Real estate — construction	583,159	79,217	—	662,376

Total	$1,778,200	$3,475,789	$460,363	$5,714,352

As of September 30, 2009, the composition of Other Commercial Finance loan balances by index and by loan type was as follows:

	Loan Type
			Real Estate
	Commercial	Real Estate	Construction	Total
	($ in thousands)

1-Month LIBOR	$439,536	$950,364	$556,158	$1,946,058	34%
2-Month LIBOR	33,569	—	—	33,569	1
3-Month LIBOR	143,392	—	—	143,392	2
6-Month LIBOR	4,958	—	—	4,958	—
1-Month EURIBOR	51,132	—	—	51,132	1
Prime	1,345,554	183,607	3,210	1,532,371	27
Canadian Prime	13,406	—	—	13,406	—
Blended	1,543,251	—	42,602	1,585,853	28

Total adjustable rate loans	3,574,798	1,133,971	601,970	5,310,739	93
Fixed rate loans	161,972	181,235	60,406	403,613	7

Total loans	$3,736,770	$1,315,206	$662,376	$5,714,352	100%

Approximately 50% of the adjustable rate loan portfolio contains provisions that provide for a minimum rate of interest, or a loan rate floor, where the loan rate floor is greater than the fully indexed rate of interest. The fully indexed rate of interest is the underlying loan index plus a specified margin. As of September 30, 2009, loans carrying a current rate of interest equal to the loan rate floor exceeded the fully indexed rate of interest, on a weighted average basis, by 2.83%. To the extent the future underlying index rises, the rate of interest on these adjustable rate loans will not increase until such time as the fully indexed rate exceeds the loan rate floor.

Credit Quality and Allowance for Loan Losses

As of September 30, 2009 and December 31, 2008, the principal balances of contractually delinquent loans, non-accrual loans and impaired loans in Other Commercial Finance loan portfolio were as follows:

	September 30,	December 31,
	2009	2008
	($ in thousands)

Loans 30-89 days contractually delinquent	$93,955	$299,322
Loans 90 or more days contractually delinquent	382,249	141,104
Non-accrual loans(1)	809,533	439,547
Impaired loans(2)	1,114,237	692,278

(1)	Includes loans with aggregate principal balances of $346.3 million and $110.3 million as of September 30, 2009 and December 31, 2008, respectively, which were also classified as loans 90 or more days contractually delinquent and loans with aggregate principal balances of $84.6 million and $49.4 million as of September 30, 2009 and December 31, 2008, respectively, which were classified as 30-89 days contractually delinquent. Includes non-performing loans classified as held for sale that have an aggregate principal balance of $15.3 million and $14.5 million as of September 30, 2009 and December 31, 2008, respectively.

(2)	Includes loans with aggregate principal balances of $360.8 million and $128.9 million as of September 30, 2009 and December 31, 2008, respectively, which were also classified as loans 90 or more days contractually delinquent, loans with aggregate principal balances of $94.0 million and $133.2 million as of September 30, 2009 and December 31, 2008, respectively, which were classified as 30-89 days contractually delinquent, and loans with aggregate principal balances of $794.2 million and $423.4 million as of September 30, 2009 and December 31, 2008, respectively, which were also classified as loans on non-accrual status. The net carrying values of impaired loans were $1.1 billion and $683.1 million as of September 30, 2009 and December 31, 2008, respectively, prior to the application of allocated reserves.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 was follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in thousands)

Allowance for loan losses as of beginning of period	$356,195	$141,128	$368,244	$138,930
Provision for loan losses:
General	37,015	18,663	35,136	16,548
Specific	118,884	83,084	315,451	115,636

Total provision for loan losses	155,899	101,747	350,587	132,184
Charge offs, net of recoveries	(121,438)	(82,554)	(328,175)	(110,793)

Allowance for loan losses as of end of period	$390,656	$160,321	$390,656	$160,321

Total gross loans as of end of period	$5,714,352	$6,994,028	$5,714,352	$6,994,028

Allowance for loan losses ratio	6.84%	2.29%	6.84%	2.29%
Provision for loan losses ratio (annualized)	10.82%	5.77%	8.20%	2.52%
Net charge off ratio (annualized)	8.43%	4.68%	7.68%	2.11%

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

During the three and nine months ended September 30, 2009, loans with an aggregate carrying value of $427.7 million and $795.1 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. Additionally, loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The allocated reserves for loans that were involved in troubled debt restructurings were $25.8 million and $48.0 million, as of September 30, 2009 and December 31, 2008, respectively.

During the nine months ended September 30, 2009, continued stress experienced in our commercial real estate loan portfolio was largely responsible for driving the increase in provision for loan losses, charge offs, and delinquent, non-accrual and impaired loan categories. Refinancing options with commercial real estate loans are currently limited. Accordingly, most commercial real estate loans that mature require restructuring or extension and may become classified as impaired or be restructured through troubled debt restructurings. As commercial real estate loans season, we expect to see continued increases in delinquent and non-accrual loans.

Given our loss experience, we consider our higher-risk loans within the commercial real estate portfolio to be land, second lien and mortgage rediscount loans. As of September 30, 2009 and December 31, 2008, the total outstanding principal balance of these higher-risk loans was $786.6 million and $985.3 million, respectively.

Mortgage-related Receivables

As of September 30, 2009 and December 31, 2008, we had $1.5 billion and $1.8 billion, respectively, in mortgage-related receivables secured by prime residential mortgage loans. See further discussion on our accounting treatment of mortgage-related receivables in Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations, in our consolidated financial statements for the three and nine months ended September 30, 2009.

Other Investments

We have made investments in some of our borrowers in connection with the loans provided to them. These investments usually comprised equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants.

As of September 30, 2009 and December 31, 2008, the carrying values of our other investments in the Other Commercial Finance segment were $96.2 million and $127.7 million, respectively. Included in these balances were investments carried at fair value totaling $1.5 million and $4.7 million, respectively.

Healthcare Net Lease Segment

Direct Real Estate Investments

We own real estate for long-term investment purposes. These real estate investments are generally long-term healthcare facilities leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of September 30, 2009 and December 31, 2008, we had $946.5 million and $989.7 million, respectively, in direct real estate investments, which consisted primarily of land and buildings. During the nine months ended September 30, 2009, our gross direct real estate investments decreased by $18.5 million. The decrease was due to the sale of five skilled nursing facilities, with a total net book value of $12.9 million, realizing a net gain of $2.5 million and the impairment of one investment by $3.7 million.

Liquidity and Capital Resources

Liquidity is a measure of our sources of funds available to meet our obligations as they arise. We require cash to fund new and existing commercial loan commitments, repay and service indebtedness, make new investments, fund net deposit outflows and pay expenses related to general business operations. Our sources of liquidity are cash and cash equivalents, new borrowings and deposits, proceeds from asset sales (including sales of loans and loan participations), principal and interest collections and lease payments and additional equity and debt financing. CapitalSource Bank is prohibited from paying dividends during its first three years of operations without consent from our regulators. We do not anticipate that dividends from CapitalSource Bank will provide any liquidity to fund the operations of the Parent Company for the foreseeable future.

We separately manage the liquidity of CapitalSource Bank and the Parent Company. Our liquidity forecasts indicate that we have adequate liquidity to conduct our business. These forecasts are based on our business plans for the Parent Company and CapitalSource Bank and assumptions related to expected cash inflows and outflows that we believe are reasonable; however, we cannot assure you that our forecasts or assumptions will prove to be accurate, particularly in the current environment. Some of our liquidity sources such as cash, deposits and net cash from operations are generally available on an immediate basis. Other sources of liquidity, such as proceeds from asset sales, borrowings on existing facilities and the ability to generate additional liquidity through new equity or debt financings, are less certain and less immediate, are in some cases restricted by our existing indebtedness or borrowing availability, and are dependent on and subject to market and economic conditions and the willingness of counterparties to enter into transactions with us. Accordingly, these sources of additional liquidity may not be sufficient or accessible quickly enough or at all to meet our needs. We cannot assure you that we will have access to any of these additional liquidity sources.

Unless otherwise specified, the figures presented in the following paragraphs are based on current forecasts and take into account activity since September 30, 2009. The information contained in this section should be read in conjunction with, and is subject to and qualified by the information set forth in our Risk Factors and the Cautionary Note Regarding Forward Looking Statements in our quarterly reports on Form 10-Q and in our Form 10-K for the year ended December 31, 2008.

CapitalSource Bank Liquidity — Our liquidity forecast is based on our business plan to originate substantially all new loans through CapitalSource Bank for the foreseeable future, and our expectations regarding the net growth in the commercial loan portfolio at CapitalSource Bank and the repayment of the “A” Participation Interest. We intend to maintain sufficient liquidity at CapitalSource Bank through cash, investments, deposits, capital contributions from the Parent Company and access to other funding sources to fund commercial loan commitments and operations as well as to maintain minimum ratios required by our regulators. CapitalSource Bank may need to access sources of financing if available on favorable terms or desirable for other corporate purposes, such as managing interest rate risk.

CapitalSource Bank uses its liquidity to fund new loans and investments, fund commitments on existing loans, fund net deposit outflows and pay operating expenses, including intercompany payments to the Parent Company for origination and other services performed on its behalf. CapitalSource Bank operates in accordance with the conditions imposed by its regulators in connection with regulatory approvals obtained upon its formation. These approvals include requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well-capitalized” under relevant banking regulations, and a ratio of tangible equity to tangible assets of not less than 10% for its first three years of operations. In addition, we have a policy to maintain 10% of CapitalSource Bank’s assets in cash, cash equivalents and investments. In accordance with regulatory guidance, we have identified, modeled and planned for the financial, capital and liquidity impact of various events and scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, a material increase in loan funding obligations, a material increase in credit costs or any combination of these events for CapitalSource Bank. We anticipate that CapitalSource Bank would be able to maintain a liquidity ratio in excess of its required minimum ratios in these events and scenarios.

CapitalSource Bank’s primary source of liquidity is deposits, most of which are in the form of certificates of deposit. We expect CapitalSource Bank to be able to continue to generate sufficient deposits to meet its liquidity needs. At September 30, 2009, deposits at CapitalSource Bank were $4.4 billion, which is approximately 52% of the historical peak deposit levels of the retail deposit branches before we acquired them. We believe we will be able to maintain a sufficient level of deposits to fund net loan growth and operations at CapitalSource Bank.

Additional sources of liquidity for CapitalSource Bank include cash flows from operations, payments of principal and interest from loans and the “A” Participation Interest, cash equivalents and investments and borrowings from the FHLB SF and the primary credit program of the FRB of San Francisco’s discount window. We expect regular payments with respect to the “A” Participation Interest during the remainder of 2009, and that the “A” Participation Interest will be paid in full in 2010. Cash receipts from these sources may reduce our need to maintain or increase deposits at CapitalSource Bank.

As of September 30, 2009, CapitalSource Bank had $800.9 million of cash and cash equivalents and restricted cash and $701.0 million in investment securities, available-for-sale. As of September 30, 2009, the amount of CapitalSource Bank’s unfunded commitments to extend credit with respect to existing loans was $843.4 million. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace. We anticipate that CapitalSource Bank will have sufficient liquidity to satisfy these unfunded commitments.

Parent Company Liquidity— Given the current capital markets and economic conditions, managing the Parent Company’s liquidity remains challenging. We have recently improved our parent liquidity outlook through the extension of certain of our recourse debt maturities. Most of the Parent Company’s assets are secured, and most of the cash flow received from these assets is required to be utilized to reduce debt. Likewise, net proceeds from debt financings are generally required to be used to reduce existing secured borrowings. Therefore, even as capital markets have become available to us, it remains challenging to increase the amount of available liquidity. The Parent Company’s need for liquidity, however, is limited because our business plan is to originate substantially all new loans through CapitalSource Bank for the foreseeable future, and it is our expectation that the balance of our existing loan portfolio held at the Parent Company will run off over time.

Subject to restrictions in our existing indebtedness, sources of liquidity for the Parent Company that we expect to be available include cash flows from operations, including, without limitation, principal, interest, and lease payments; credit facility borrowings; servicing fees; equity and debt offerings; loan sales to our 2006-A term debt securitization; long-term financing of direct real estate investments through the U.S. Department of Housing and Urban Development and other mortgage debt; and asset sales. We anticipate generating some of the Parent Company liquidity through sales of loans, loan participations, real estate investments and REO. These sale activities are dependent on and subject to market and economic conditions and willing and able buyers entering into transactions with us, are highly speculative, and are subject to restrictions in our indebtedness. In most instances, proceeds from some of these activities are required to be used to make mandatory repayments on our indebtedness.

Our current forecast of cash outflows for the Parent Company includes payments related to mandatory commitment reductions under our senior secured syndicated bank credit facility, debt service, operating expenses, any dividends that we may pay and the funding of unfunded commitments. For further information regarding mandatory commitment reductions under our senior secured syndicated bank credit facility and debt service obligations, see Note 11, Borrowings, in our consolidated financial statements for the three and nine months ended September 30, 2009, and Borrowings — Credit Facilities within this section.

As of September 30, 2009, the amount of the Parent Company’s unfunded commitments to extend credit with respect to existing loans exceeded unused funding sources and unrestricted cash by $1.7 billion, an increase of $262.5 million, or 19% from December 31, 2008. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. We expect that these unfunded commitments will continue to exceed the Parent Company’s available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace.

In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with all provisions of the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion to future fundings by us, and our clients may draw on these unfunded commitments at any time. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases pursuant to intercompany agreements to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion. In addition, in some cases we may be able to borrow additional amounts under our secured credit facilities as we fund these unfunded commitments.

In addition to these unfunded commitments, pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of September 30, 2009, this facility was undrawn, and we do not expect that it will be drawn, but there cannot be any assurance that the FDIC will not require funding under this facility in the future.

Cash and Cash Equivalents and Restricted Cash

As of September 30, 2009 and December 31, 2008, we had $1.0 billion and $1.3 billion, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. We had $227.2 million and $419.4 million of restricted cash as of September 30, 2009 and December 31, 2008, respectively. For additional information about our cash, cash equivalents and restricted cash, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our consolidated financial statements for the three and nine months ended September 30, 2009.

The restricted cash consists primarily of principal and interest collections on loans collateralizing our term debt and on loans pledged to our credit facilities other than our senior secured syndicated bank credit facility. Restricted cash also includes client holdbacks and escrows. Principal repayments, interest rate swap payments, interest payable and servicing fees are deducted from the monthly principal and interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Deposits

Deposits gathered through 22 retail bank branches are the primary source of funding for CapitalSource Bank. As of September 30, 2009 and December 31, 2008, CapitalSource Bank had deposits totaling $4.4 billion and $5.0 billion, respectively. For additional information about our deposits, see Note 10, Deposits, in our consolidated financial statements for the three and nine months ended September 30, 2009.

Borrowings

As of September 30, 2009 and December 31, 2008, we had outstanding borrowings totaling $7.1 billion and $10.0 billion, respectively. For a detailed discussion of our borrowings, see Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K, and Note 11, Borrowings, in our consolidated financial statements for the three and nine months ended September 30, 2009 included herein.

Our maximum facility amounts, amounts outstanding and unused capacity as of September 30, 2009, were as follows:

	Maximum
	Facility	Amount	Unused
	Amount	Outstanding	Capacity(1)(2)
	($ in thousands)

Credit facilities	$963,389	$826,611	$136,778
Term debt	4,812,853	4,733,273	79,580
Other borrowings	2,490,062	1,547,037	943,025

Total	$8,266,304	$7,106,921	$1,159,383

(1)	Excludes issued and outstanding letters of credit totaling $58.5 million as of September 30, 2009.

(2)	Unused capacity is limited by the amount of letters of credit outstanding under credit facilities and the amount of eligible collateral that we have available to pledge in order to utilize such unused capacity. We have limited available collateral to pledge to use this unused capacity. However, such unused capacity may become available to us to the extent we have additional eligible collateral in the future. For additional information on our credit facilities, see Note 11, Borrowings, in our consolidated financial statements for the three and nine months ended September 30, 2009.

As of September 30, 2009 and December 31, 2008, approximately 86% and 88%, respectively, of our debt was secured by our assets and approximately 14% and 12%, respectively, was unsecured.

Repurchase Agreements

During the three months ended March 31, 2009, we repaid in full all borrowings outstanding under our master repurchase agreements. As of December 31, 2008, we had borrowings outstanding in the aggregate amount of $1.6 billion under five master repurchase agreements with various financial institutions financing our purchases of RMBS and FHLB discount notes.

Credit Facilities

As of September 30, 2009, our credit facilities’ commitments and principal amounts outstanding, were as follows:

	Committed	Principal
	Capacity	Outstanding
	($ in thousands)

Credit Facilities:
CS Funding III secured credit facility scheduled to mature May 29, 2012(1)	$58,202	$58,202
CS Funding VII secured credit facility scheduled to mature April 17, 2012(2)	212,436	148,665
CS Europe secured credit facility scheduled to mature May 28, 2010(1)(3)	142,751	142,751
CS Inc. senior secured syndicated bank credit facility scheduled to mature March 31, 2012(4)	550,000	476,993

Total credit facilities	$963,389	$826,611

(1)	These credit facilities are in their amortization periods so that committed capacity equals principal outstanding. In the absence of a default, amounts due under these facilities are repaid from proceeds from amortization of the respective collateral pools.

(2)	On maturity or termination of the revolving period under this credit facility, in the absence of a default, amounts due under this facility are to be repaid from proceeds from amortization of the collateral pool.

(3)	CS Europe is a €97.5 million multi-currency facility allowing for principal to be drawn in US Dollars (“USD”), Euro or British Pound Sterling, and the amounts presented were translated to USD using the applicable spot rates on September 30, 2009.

(4)	In July 2009, we extended the maturity of approximately $478.0 million of commitments to March 31, 2012, while the remaining approximately $122.0 million of commitments continued to mature March 13, 2010, subject, in each case, to mandatory commitment reductions. For additional information on this facility, see Note 11, Borrowings, in our consolidated financial statements for the three and nine months ended September 30, 2009.

Term Debt

During the first three quarters of 2009, we did not consummate any term debt securitizations, but we replenished some of our term debt securitizations with an aggregate of $114.0 million of loans. As of September 30, 2009 and December 31, 2008, the outstanding balances of our commercial term debt securitizations were $2.9 billion and $3.6 billion, respectively.

In July 2009, we issued $300.0 million principal amount of 12.75% First Priority Senior Secured Notes due in July 2014 (the “2014 Senior Secured Notes”) at an issue price of 93.966%, which includes an issuance discount of approximately $18.1 million. As of September 30, 2009, the 2014 Senior Secured Notes had a balance of $282.5 million, which is net of a discount of $17.5 million. For further information on our 2014 Senior Secured Notes, see Note 11, Borrowings, in our consolidated financial statements for the three and nine months ended September 30, 2009.

Owner Trust Term Debt

As of September 30, 2009 and December 31, 2008, the outstanding balance of our Owner Trust term debt was $1.5 billion and $1.7 billion, respectively. For further information on this debt, see Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations, and Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

Convertible Debt

We did not issue any convertible debt during the first three quarters of 2009. As of September 30, 2009 and December 31, 2008, the outstanding aggregate balance of our convertible debt were $558.7 million and $729.5 million, respectively. For further information on our convertible debt, see Note 11, Borrowings, in our consolidated financial statements for the three and nine months ended September 30, 2009, and Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

Subordinated Debt

We did not consummate any trust preferred transactions during the first three quarters of 2009. As of September 30, 2009 and December 31, 2008, the outstanding balances of our subordinated debt were $440.5 million and $438.8 million, respectively. For further information on our subordinated debt, see Note 11, Borrowings, in our consolidated financial statements for the three and nine months ended September 30, 2009, and Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

Mortgage Debt

As of September 30, 2009 and December 31, 2008, the outstanding balances of our mortgage debt were $324.8 million and $330.3 million, respectively. For further information on our mortgage debt, see Note 11, Borrowings, in our consolidated financial statements for the three and nine months ended September 30, 2009, and Note 13, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

FHLB SF Borrowings and Federal Reserve Bank Credit Program

As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of September 30, 2009 equal to 20% of CapitalSource Bank’s total assets, increased from 15% as of June 30, 2009. As of September 30, 2009 and December 31, 2008, the maximum financing under this formula was $1.1 billion and $915.4 million, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of September 30, 2009, collateral with an estimated fair value of $996.7 million was pledged to the FHLB SF creating aggregate borrowing capacity of $920.6 million. As of September 30, 2009, unused borrowing capacity was $718.3 million, reflecting $200.0 million of principal outstanding and a letter of credit in the amount of $0.8 million. There were no outstanding FHLB SF borrowings as of December 31, 2008, but the letter of credit in the amount of $0.8 million was outstanding.

In June 2009, CapitalSource Bank was approved for the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of September 30, 2009, collateral with an estimated fair value of $201.5 million had been pledged under this program and there were no borrowings outstanding under this program.

Notes Payable

We have incurred other indebtedness in the ordinary course of our lending and investing activities, including a $24.4 million senior loan secured by a property to which we took ownership following the exercise of our remedies, a $28.0 million senior loan that we assumed on the acquisition of a majority equity interest in a property, and junior subordinated notes that we entered into in connection with our acquisition of a healthcare real estate property portfolio. In August 2009, the $28.0 million senior loan ceased to be our obligation when we sold our majority equity interest. In September 2009, our $24.4 million senior loan was cancelled when the senior lender exercised its remedies over the senior loan. As of September 30, 2009 and December 31, 2008, the outstanding balances of our notes payable were $23.0 million and $75.2 million, respectively.

Debt Covenants

The Parent Company is required to comply with financial and non-financial covenants under our indebtedness, including, without limitation, with respect to restricted payments, interest coverage, minimum tangible net worth, leverage, maximum delinquent and charged-off loans, servicing standards, and limitations on incurring or guaranteeing indebtedness, repaying subordinated indebtedness, permitted investments, dividends, distributions, redemptions or repurchases of our capital stock, selling assets, creating liens and engaging in a merger, sale or consolidation. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to transfer servicing to another servicer, foreclose on collateral, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness. A default under our recourse indebtedness could trigger cross-default provisions in our other debt facilities and a default under some of our non-recourse indebtedness would trigger cross-default provisions in other non-recourse debt.

In February 2009, we obtained a waiver of the Consolidated EBITDA to interest expense financial covenant for our senior secured syndicated bank credit facility for the reporting period ending December 31, 2008. The waiver was obtained to provide certainty that the net loss reported for the quarter ended and the year ended December 31, 2008, after making certain adjustments as provided for in the covenant definition, would not cause an event of default under the facility agreement. Because this covenant was tested on a rolling 12-month basis, we would likely have breached it for the quarter ended March 31, 2009 and other periods in 2009. However, in February 2009, we amended this facility as described above under Credit Facilities. For further details, see Note 11, Borrowings, in our consolidated financial statements for the three and nine months ended September 30, 2009.

During the three and nine months ended September 30, 2009, we obtained waivers and extensions of previously obtained waivers with respect to some of our other indebtedness to avoid potential events of default and executed amendments with respect to some of our indebtedness. We believe we are in compliance with our financial covenants as of September 30, 2009.

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

Equity

We have a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) for current and prospective shareholders. In March 2009, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock through open market purchases or privately negotiated transactions from time to time for a period of up to two years. For further information on the DRIP and our share repurchase plan, see Note 12, Shareholders’ Equity, in our consolidated financial statements for the three and nine months ended September 30, 2009, and Note 14, Shareholders’ Equity, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

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

In July 2009, we sold approximately 20.1 million shares of our common stock in an underwritten public offering at a price of $4.10 per share, including the approximately 2.6 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of approximately $77.0 million.

Commitments, Guarantees & Contingencies

As of September 30, 2009 and December 31, 2008, we had unfunded commitments to extend credit to our clients of $3.0 billion and $3.6 billion, respectively. A discussion of these contingencies is included in Note 21, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K, and Liquidity and Capital Resources — Parent Company Liquidity herein.

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

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements. As of both September 30, 2009 and December 31, 2008, we had issued $183.5 million in letters of credit which expire at various dates over the next five years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. A discussion of these contingencies is included in Note 17, Commitments and Contingencies, in our consolidated financial statements for the three and nine months ended September 30, 2009 and in Note 21, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K.

As of September 30, 2009 and December 31, 2008, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of September 30, 2009 and December 31, 2008, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded in our consolidated balance sheet as of September 30, 2009 and December 31, 2008.

In July 2009, we entered into a limited guarantee for the principal balance and any accrued interest and unpaid fees with respect to indebtedness owing by a company in which we hold an investment. The guarantee can be called by the lender on the earlier of an acceleration of our senior secured syndicated bank credit facility and July 9, 2011. As of September 30, 2009, the principal amount guaranteed was $32.0 million. In accordance with the Consolidation Topic of the FASB Accounting Standards Codification, we have determined that we are not required to recognize the assets and liabilities of this special purpose entity for financial statement purposes as of September 30, 2009.

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

Concentrations of Credit Risk

In our normal course of business, we engage in commercial lending and leasing activities with clients primarily throughout the United States. As of September 30, 2009, the single largest industry concentration was healthcare and social assistance, which made up approximately 18% of our commercial loan portfolio. As of September 30, 2009, taken in the aggregate, non-healthcare commercial real estate made up approximately 13% of our commercial loan portfolio. As of September 30, 2009, the largest geographical concentration was New York, which made up approximately 12% of our commercial loan portfolio. As of September 30, 2009, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 99% of the investments. As of September 30, 2009, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 33% of the investments.

As of September 30, 2009, $1.8 billion, or 21%, of our commercial loan portfolio consisted of loans to nine clients that are individually greater than $100 million. These loans are extended primarily to clients in the healthcare and social assistance and time share industries. As of September 30, 2009, two of these loans were commercial real estate loans totaling $302.0 million. As of September 30, 2009, all of these loans were performing; however, if any of these loans were to experience problems, it could have a material adverse impact on our financial condition or results of operations.

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

The estimated decreases in net interest income for a 12-month period based on changes in the interest rates applied to the combined portfolios of our segments as of September 30, 2009, were as follows ($ in thousands):

Rate Change
(Basis Points)

– 100	$1,440
– 50	(1,200)
+ 50	(24,120)
+ 100	(47,520)

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed a 79.5% advance rate on our variable rate borrowings.

Approximately 54% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of September 30, 2009. Of the loans with interest rate floors, approximately 97% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of September 30, 2009, were as follows:

	Amount	Percentage of
	Outstanding(1)	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Below the interest rate floor	$4,571,095	52%
Exceeding the interest rate floor	50,925	1
At the interest rate floor	79,501	1
Loans with no interest rate floor	4,020,516	46

Total	$8,722,037	100%

(1)	Includes related interest receivable.

We use interest rate swaps to hedge the interest rate risk of certain fixed rate assets. We also enter into additional basis swap agreements to hedge basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest rate risk by synthetically converting fixed rate and prime rate loans to one-month LIBOR. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the one-month LIBOR-based term debt.

We also use interest rate swaps to hedge the interest rate risk of certain fixed rate debt. These interest rate swaps modify our exposure to interest rate risk by synthetically converting fixed rate debt to one-month LIBOR.

We have also entered into relatively short-dated forward exchange agreements to minimize exposure to foreign currency risk arising from foreign currency denominated loans.

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December 31, 2008, included in our Form 10-K. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates. Our critical accounting estimates are described in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K. The following are updates to our critical accounting policies during the nine months ended September 30, 2009.

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

In the second quarter of 2009, we established a valuation allowance of $137.0 million related to the deferred tax assets of certain of our taxable entities. During the three months ended September 30, 2009, we increased the valuation allowance by $148.6 million to a total of $285.6 million as of September 30, 2009. The increase in the valuation allowance was due primarily to the establishment of an allowance for the deferred tax assets of a subsidiary for which we determined there was significant negative evidence with respect to our ability to realize a portion of the deferred tax assets as a result of continued operating losses during the quarter and our expectation that this entity will be in a cumulative loss position in the near term. Although realization is not assured, we believe it is more likely than not that the remaining recognized net deferred tax asset of $43.8 million as of September 30, 2009 will be realized.

We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal. The amount of our net deferred tax assets that are considered realizable could be reduced in the near term if estimates of future income during the carryforward period are lower than forecasted.

We have net operating loss carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to experience a change of control as defined in Section 382 of the Internal Revenue Code. More specifically, if we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code, our ability to utilize our net operating loss carryforwards, certain built-in losses and other tax attributes recognized in years after the ownership change would be limited. The annual limit would equal the product of (a) the applicable long term tax exempt rate and (b) the value of the relevant taxable entity’s capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company’s outstanding stock, including certain public groups as set forth under Section 382 of the Internal Revenue Code, and those arising from new stock issuances and other equity transactions. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether we have undergone, or in the future will undergo, an ownership change under Section 382 of the Internal Revenue Code.

During the three and nine months ended September 30, 2009, we recorded $98.2 million and $135.9 million of income tax expense, respectively. For the three and nine months ended September 30, 2008, we recorded $0.1 million and $40.4 million, respectively, of income tax expense. The effective income tax rate on our consolidated net loss was 55.8% and 27.8% for the three and nine months ended September 30, 2009, respectively, and 0.4% and 32.9% on our consolidated net income for the three and nine months ended September 30, 2008, respectively.

We are subject to examination by the United States and various state, local and foreign tax jurisdictions. We are currently under audit by the Internal Revenue Service for tax years 2006 through 2008, and by certain state and local jurisdictions for tax years 2004 through 2008.

Supervision and Regulation

This is an update to certain sections from our discussion of Supervision and Regulation in our Form 10-K. For further information and discussion of supervision and regulation matters, see Item I. Business — Supervision and Regulation, in the Form 10-K.

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

Although the Parent Company is not directly regulated or supervised by the DFI, the FDIC, the Federal Reserve Board or any other federal or state bank regulatory authority either as a bank holding company or otherwise, the FDIC has authority pursuant to arrangements with the Parent Company and CapitalSource Bank to examine the relationship and transactions between the Parent Company and CapitalSource Bank and the effect of such relationships and transactions on CapitalSource Bank. The Parent Company also is subject to regulation by other applicable federal and state agencies, such as the SEC. We are required to file periodic reports with these regulators and provide any additional information that they may require.

General

CapitalSource Bank is subject to supervision and regulation by the DFI and FDIC and is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. CapitalSource Bank must file reports with the DFI and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to changing its approved business plan or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The FDIC recently issued revised guidance concerning banks currently designated as a de novo pursuant to which the FDIC will increase the time period for de novo supervisory procedures from three to seven years and enhance its supervision for compliance examinations and Community Reinvestment Act evaluations, and CapitalSource Bank will be required to submit updated financial statements and business plans for years four through seven. There are periodic examinations by the DFI and FDIC to evaluate CapitalSource Bank’s safety and soundness and compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the regulators or Congress, could have a material adverse impact on our operations.

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

All FDIC member banks are required to pay assessments to the FDIC to fund their operations. The general assessments, paid on a semi-annual basis, are determined based on a bank’s total assets, including consolidated subsidiaries. Special assessments can also be imposed on an as needed basis if the reserve ratio of the Deposit Insurance Fund (“DIF”) is estimated to fall to a level that would adversely affect public confidence.

Insurance of Accounts and Regulation by the FDIC

CapitalSource Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against insured institutions.

The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”), requires the FDIC to establish and implement a Restoration Plan if the DIF ratio falls below 1.15%. In 2008, the DIF ratio fell below 1.15% and the FDIC established the Restoration Plan, effective for the first quarter of 2009. Under the Restoration Plan system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and other factors. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates are determined by the FDIC. Beginning April 1, 2009, initial base assessment rates ranged from 12 to 16 basis points for the healthiest institutions to 45 basis points of assessable deposits for those that pose the highest risk. An institution’s total base assessment rate can vary from the initial base rate as the result of possible adjustments for unsecured debt, secured liabilities and brokered deposits. After applying all possible adjustments, total base assessment rates ranged from seven to 24 basis points for the healthiest institutions to 40 to 77.5 basis points for those that pose the highest risk. The FDIC may adopt rates that are higher or lower than total base assessment rates without the necessity of further notice and comment rulemaking, provided that no single adjustment from one quarter to the next can exceed three basis points. No institution may pay a dividend if it is in default of the FDIC assessment.

The FDIC could institute further assessments in an effort to return the DIF to the statutory minimum ratio, and such assessments could be as much as 10 basis points per quarter.

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

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for a detailed discussion of our derivatives, see Note 18, Derivative Instruments, in our consolidated financial statements for the three and nine months ended September 30, 2009. and Note 24, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009. There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our business faces many risks. The risks described below represent material changes from or additions to the risk factors previously identified in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 2, 2009 (the “Form 10-K”), our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the SEC on August 10, 2009, and our other filings with the SEC. The risks identified below and in those other filings may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our securities could decline. The U.S. economy is currently in an economic recession and we expect this to have a significant adverse impact on our business and operations, including, without limitation, the credit quality of our loan portfolio, our liquidity, our earnings and the realizable amount of our net deferred tax assets. Before deciding to invest in our securities, you should consider all of the following risks, together with all of the other Risk Factors set forth in the Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the SEC on August 10, 2009, and all of the other information in this Quarterly Report on Form 10-Q and our other filings with the SEC.

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

We require a substantial amount of money to make new loans, repay indebtedness, fund obligations to existing clients and otherwise operate our business. To date, we have obtained this money through issuing equity, secured notes, convertible debentures, mortgage debt and subordinated debt, by borrowing money under our credit facilities, securitization transactions, which we refer to as “term debt,” and repurchase agreements, and through deposits at CapitalSource Bank. Our access to these and other types of external funding depends on a number of factors, including general market and deposit raising conditions, the markets’ and our lenders’ perceptions of our business, our current and potential future earnings and the market price of our common stock. The capital and credit markets have been experiencing extreme and unprecedented volatility and disruption. These market forces have, in turn, put significant constraints on our ability to access and maintain prudent levels of liquidity through the sources described above. Our available cash and cash equivalents are down from the levels we have historically maintained. The markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. In addition, the economy is experiencing a recession with wide-ranging impacts. We anticipate generating some liquidity through sales of loans, loan participations, real estate investments and owned real estate. These sale activities are highly speculative because they are dependent on and subject to market and economic conditions and the willingness of able buyers to enter into transactions with us. They are also subject to restrictions in our indebtedness and we expect that proceeds from any asset sales generally will be required to be used to pay down existing debt. If the current recession and levels of capital markets disruption and volatility continue or worsen, it is not certain that sufficient funding and capital will be available to us on acceptable terms or at all. Without sufficient funding, we would not be able to continue to operate our business.

We must comply with various covenants and obligations under our indebtedness and our failure to do so could adversely affect our ability to operate our business, manage our portfolio or pursue certain opportunities.

The Parent Company is required to comply with financial and non-financial covenants and obligations under our indebtedness, including, without limitation, with respect to restricted payments, interest coverage, minimum tangible net worth, leverage, maximum delinquent and charged-off loans, servicing standards, and limitations on incurring or guaranteeing indebtedness, repaying subordinated indebtedness, permitted investments, dividends, distributions, redemptions or repurchases of our capital stock, selling assets, creating liens and engaging in a merger, sale or consolidation. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to, among other things, transfer servicing to another servicer, foreclose on collateral, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness. A default under our recourse indebtedness could trigger cross-default provisions in our other debt facilities, and a default under some of our non-recourse indebtedness would trigger cross-default provisions in other of our non-recourse debt. We have received waivers to potential breaches of some of these provisions and may have difficulty complying with some of these provisions if the economic recession continues or worsens. We may need to obtain additional waivers or amendments again in the future if we cannot satisfy all of the covenants and obligations under our debt. There can be no assurance that we will be able to obtain such waivers or amendments in the future. A default under our indebtedness could have a material adverse affect on our business, financial condition, liquidity position and our ability to continue to operate our business.

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

Substantially all of the assets of the Parent Company are pledged or otherwise encumbered by liens we have granted in favor of our lenders. The restrictive covenants in our senior secured syndicated bank credit facility, the indenture relating to our 2014 Senior Secured Notes and the documents governing our other indebtedness may, among other things, impair our ability and reduce our flexibility to operate our business, plan for or react to changes in our business, the economy and/or markets, or limit our ability to engage in activities that may be in our long-term best interest, thereby negatively impacting our financial condition or results of operations. Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.

The change of control rules under Section 382 of the Internal Revenue Code may limit our ability to use net operating loss carryovers and other tax attributes to reduce future tax payments or our willingness to issue equity.

We have net operating loss carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code, our ability to utilize our net operating loss carryforwards, certain built-in losses and other tax attributes recognized in years after the ownership change generally would be limited. The annual limit would equal the product of the applicable long term tax exempt rate and the value of the relevant taxable entity’s capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company’s outstanding stock, including certain public groups of stockholders as set forth under Section 382, and those arising from new stock issuances and other equity transactions, which may limit our willingness and ability to issue new equity. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether we have undergone, or in the future will undergo, an ownership change under Section 382 of the Internal Revenue Code.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2009 was as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate
			Shares Purchased	Dollar Value)
	Total Number	Average	as Part of Publicly	that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans(2)

July 1 — July 31, 2009	113,669	$4.55	—	$—
August 1 — August 31, 2009	13,488	4.27	—	—
September 1 — September 30, 2009	4,935	4.48	—	—

Total	132,092	$4.52	—	$24,218,493

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)	In March 2009, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock through open market purchases or privately negotiated transactions from time to time for a period of up to two years. At the beginning of the period, $24.2 million of our common stock was available to be repurchased under the plan. There was no repurchase activity during the three months ended September 30, 2009. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. Our ability to repurchase additional shares may be limited by the terms of our 2014 Senior Secured Notes, and there is no assurance that we will repurchase any additional shares.

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: November 4, 2009	/s/ JOHN K. DELANEY John K. Delaney Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2009	/s/ DONALD F. COLE Donald F. Cole Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2009	/s/ BRYAN D. SMITH Bryan D. Smith Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No	Description

3.1	Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008)(incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2	Amended and Restated Bylaws (composite version; reflects all amendments through October 30, 2007) (incorporated by reference to exhibit 3.2 to the Form 10-Q filed by CapitalSource on November 9, 2007).
10.1	Credit Agreement dated as of March 14, 2006, among CapitalSource Inc., as borrower, the guarantors and lenders as listed in the Credit Agreement, Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as issuing lender, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC), as sole bookrunner and lead arranger, and Bank of Montreal, Barclays Bank PLC and SunTrust Bank, as co-documentation agents (composite version; reflects all amendments through July 10, 2009) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by CapitalSource on July 10, 2009).
10.2	Second Amended and Restated Sale and Servicing Agreement by and among CS Funding VII Depositor LLC, as the seller, CapitalSource Finance LLC, as the servicer and originator, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (composite version; reflects all amendments through August 28, 2009).†
10.3	Second Amendment and Waiver to the Second Amended and Restated Sale and Servicing Agreement, dated as of August 28, 2009, by and among CS Funding VII Depositor LLC, as the seller, CapitalSource Finance LLC, as the servicer and originator, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian .†
10.4	Fourth Amended and Restated Sale and Servicing Agreement by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (composite version; reflects all amendments through August 28, 2009).†
10.5	Second Amendment and Waiver to the Fourth Amended and Restated Sale and Servicing Agreement, dated as of August 28, 2009, by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian .†
12.1	Ratio of Earnings to Fixed Charges.†
31.1	Rule 13a — 14(a) Certification of Chairman of the Board and Chief Executive Officer.†
31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.†
32	Section 1350 Certifications.†

†	Filed herewith.