Form 10-K
period 2009-12-31
CAPITALSOURCE INC
filed 2010-03-01
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2009 was $1,158,905,071.

As of February 22, 2010, the number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding was 322,870,525.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CapitalSource Inc.’s Proxy Statement for the 2010 annual meeting of shareholders, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including the footnotes to our audited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about our deposit base, loan portfolios and operations, managing our credit book, our expectations regarding future credit performance, charge offs and loan losses, particularly regarding commercial real estate loans, our liquidity, capital position, credit facilities and covenant compliance, our indebtedness, payment obligations and restrictions thereunder and use of proceeds from asset sales, CapitalSource Bank’s capitalization and accessing of financing, our intention to sell assets and monetize the value of our healthcare net lease business, our intent to remain an active lender in the healthcare industry, the expected repayment of our commercial real estate participation interest (“the “A” Participation Interest”), economic and market conditions for our business, the impact of the U.S. economy and government supervision and regulation on our business and earnings, securitization markets, the performance of our loans, loan yields, the impact of accounting pronouncements, our share repurchase plan, taxes and tax audits and examinations, our unfunded commitments, our intention to originate loans at CapitalSource Bank, our portfolio run off and growth, our delinquent, non-accrual and impaired loans, our SPEs, risk management, and our valuation allowance with respect to, and our realization and utilization of, net deferred tax assets, net operating loss carryforwards and built-in losses. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “will,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions or investment or lending opportunities may result in increased credit losses and delinquencies in our portfolio and impair our ability to consummate favorable loans; continued or worsening disruptions in economic and credit markets may continue to make it very difficult for us to obtain financing on attractive terms or at all, could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position; movements in interest rates and lending spreads may adversely affect our borrowing strategy; operating CapitalSource Bank under the California and Federal Deposit Insurance Corporation (“FDIC”) regulatory regime could be more costly and restrictive than expected; we may not be successful in maintaining or growing deposits or deploying capital in favorable lending transactions or originating or acquiring assets in accordance with our strategic plan; competitive and other market pressures could adversely affect loan pricing; the nature, extent, and timing of any governmental actions and reforms; the success and timing of other business strategies and asset sales; continued or worsening charge offs, reserves and delinquencies may adversely affect our earnings and financial results; changes in tax laws or regulations could adversely affect our business; hedging activities may result in reported losses not offset by gains reported in our audited consolidated financial statements; and other risk factors reported in our audited consolidated financial statements; and other risk factors described in this Form 10-K and documents filed by us with the SEC. All forward-looking statements included in this Form 10-K are based on information available at the time the statement is made.

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

Overview

References to we, us or CapitalSource refer to CapitalSource Inc. together with its subsidiaries.

We are a commercial lender which, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. Prior to the formation of CapitalSource Bank, CapitalSource Inc. (“CapitalSource,” and together with its subsidiaries other than CapitalSource Bank, the “Parent Company”) conducted its commercial lending business through our other subsidiaries. Subsequent to CapitalSource Bank’s formation, substantially all new loans have been originated at CapitalSource Bank, and we expect this will continue to be the case for the foreseeable future. Our commercial lending activities at the Parent Company consist primarily of satisfying existing commitments made prior to CapitalSource Bank’s formation and receiving payments on our existing loan portfolio. Consequently, we expect that our loans at the Parent Company will gradually run off, while CapitalSource Bank’s loan portfolio will continue to grow. As of December 31, 2009, we had 1,078 loans outstanding, of which 58 were shared between CapitalSource Bank and the Parent Company. Our total loans had an aggregate outstanding balance of $8.3 billion.

We currently operate as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; our Other Commercial Finance segment comprises our loan portfolio in the Parent Company; and our Healthcare Net Lease segment comprises our direct real estate investment business activities. For additional information, see Note 25, Segment Data, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Through our CapitalSource Bank segment activities, we provide a wide range of financial products primarily to small and middle market businesses across the United States and also offer depository products and services in southern and central California, which are insured by the FDIC to the maximum amounts permitted by regulation. As of December 31, 2009, CapitalSource Bank had 443 loans outstanding, of which, 58 loans were shared with the Parent Company and also held a $530.6 million senior participation interest in a pool of commercial real estate loans and related assets (the “A” Participation Interest). Loans held by CapitalSource Bank had an aggregate principal balance of $3.1 billion.

Through our Other Commercial Finance segment activities, the Parent Company provided financial products primarily to small and middle market businesses. As of December 31, 2009, our Other Commercial Finance segment had 693 loans outstanding, of which, 58 loans were shared with CapitalSource Bank. Loans held by the Parent Company had an aggregate balance of $5.2 billion.

Through our Healthcare Net Lease segment activities, we invested in income-producing healthcare facilities — principally long-term healthcare facilities in the United States. We provided lease financing to skilled nursing facilities and, to a lesser extent, assisted living facilities, and long-term acute care facilities. As of December 31, 2009, this segment held $336.0 million in direct real estate investments comprising 103 healthcare facilities leased to 25 tenants through long-term, triple-net operating leases. During the year ended December 31, 2009, we sold 82 healthcare facilities and anticipate selling the remaining facilities in 2010 and 2011. Upon the completion of these asset sales, we will exit the skilled nursing facility ownership business, but continue to actively provide financing for owners and operators in the long-term healthcare industry. As a result, much of the Healthcare Net Lease segment activity and assets are classified as discontinued operations in our audited consolidated financial statements. For additional information, see Note 3, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Although we have made loans as large as $325.0 million, as of December 31, 2009, our average loan size was $7.7 million, and our average loan exposure by client was $11.3 million. Our loans generally have a remaining life to maturity of 1 to 5 years with a weighted average life to maturity of 2.5 years as of December 31, 2009. Substantially all of our loans require monthly interest payments at variable rates and, in many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients. As of December 31, 2009, our geographically diverse client base consisted of 739 clients with headquarters in 43 states, the District of Columbia, Puerto Rico and select international locations, primarily in Canada and Europe.

In our CapitalSource Bank and Other Commercial Finance segments, we specialize in the following lending areas:

•	Healthcare, we provide mortgage loans, asset-based revolving lines of credit, and cash flow loans to healthcare service operators, facility based providers, device manufacturers, distributors and business service providers;

•	Leveraged Lending, we provide senior loans in the security and technology industries, and to a lesser extent other industries; and

•	Structured Finance, our Commercial Real Estate Group provides senior mortgage financing on a variety of commercial and real estate types. Our Lender Finance Group provides senior revolving credit facilities to other finance companies.

Change in Reportable Segments

For the years ended December 31, 2008 and 2007, we presented financial results through three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Beginning in the first quarter of 2009, changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Banking segment being disaggregated into the CapitalSource Bank and Other Commercial Finance segments and the results of our Residential Mortgage Investment segment being combined into the Other Commercial Finance segment. We have reclassified all comparative prior period segment information to reflect our new three reportable segments. For additional information, see Note 25, Segment Data, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Developments During Fiscal Year 2009

During 2009, we simplified our business by:

•	revoking our real estate investment trust (“REIT”) status;

•	selling our agency residential mortgage backed security portfolio and the retained beneficial interest in the owners trust securitization; and

•	partially divesting of assets in our Healthcare Net Lease segment.

We continued to follow our business plan to fund substantially all our new loans through CapitalSource Bank and to manage liquidity and credit outcomes of the Parent Company as its portfolio runs off.

Sale of Healthcare Net Lease Assets

During the year ended December 31, 2009, we sold 82 long-term healthcare facilities with a total net book value of $400.3 million, realizing a pre-tax loss of $9.4 million. Two transactions comprised 77 of the facilities sold. In November 2009, we sold 37 long-term healthcare facilities (the “November Sale Assets”) for approximately $100.0 million in cash. In December 2009, in the first step of a multi-step transaction, we sold 40 long-term healthcare facilities (the “Step 1 Assets”) to Omega Healthcare Investors, Inc. (“Omega”) for approximately $184.2 million in cash and approximately 1.4 million shares of Omega common stock valued at $25.6 million. In addition, by acquiring our facilities in the December 2009 closing, Omega became obligated to pay us $59.4 million of indebtedness associated with the Step 1 Assets. Step two of the transaction with Omega will include the sale of an additional 40 long-term healthcare facilities (the “Step 2 Assets”), which we expect to complete in 2010.

In December 2009, we also received approximately 1.3 million shares of Omega common stock valued at $25.0 million in consideration for a non-refundable option that can be exercised by Omega to acquire an additional 63 of our long-term healthcare facilities (the “Step 3 Assets”) at any time through December 31, 2011. Upon the completion of the sale of Step 2 Assets and Step 3 Assets, we will exit the skilled nursing home ownership business, but continue to actively provide financing for owners and operators in the long-term healthcare industry.

We have presented the financial condition and results of operations of all assets within our Healthcare Net Lease segment, with the exception of the Step 3 Assets, as discontinued operations for all periods presented.

Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business. The Step 3 Assets have been included in our continuing operations as they do not meet the criteria to be held for sale as of December 31, 2009. For additional information, see Note 3, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Improvement in Parent Company Liquidity

In 2009, despite the challenging economic environment, we were able to close several transactions that strengthened our balance sheet and improved our liquidity at the Parent Company. As of December 31, 2008, we had six secured credit facilities with aggregate commitments of $2.6 billion and an aggregate outstanding principal balance of $1.4 billion, each with maturity dates in 2009 or 2010. In addition, as of December 31, 2008, our Parent Company unrestricted cash and immediately available committed borrowing capacity was $204.9 million. As of December 31, 2009, we had four secured credit facilities with aggregate commitments of $691.3 million and an aggregate outstanding principal balance of $542.8 million. The maturities of our existing facilities occur in 2010 through 2012. As of December 31, 2009, our Parent Company unrestricted cash and immediately available committed borrowing capacity was $445.0 million.

We terminated two credit facilities and fully repaid the outstanding principal balances, extended the maturities of our other four credit facilities and reduced the principal balance of these credit facilities by $902.3 million. In addition, we increased our Parent Company unrestricted cash and immediately available borrowing capacity by $240.1 million through the issuance of 20,125,000 shares of our common stock, new debt issuances, the sale of certain of our Healthcare Net Lease properties, proceeds from loan and asset sales and cash from operations.

Management Change Announced

In December 2009, we announced the appointment of Steven A. Museles and James J. Pieczynski as Co-CEOs and members of the Company’s Board of Directors, and the formation of an Office of the Chairman, effective January 1, 2010. Founder and former CEO, John K. Delaney, assumed the new role of Executive Chairman and continues to chair the CapitalSource Board of Directors. Dean Graham stepped down as President. The changes were designed to further enhance operational efficiency and ensure effective execution of key initiatives. Both Museles, former Executive Vice President and Chief Legal Officer, and Pieczynski, former President of the Health Care Real Estate business, are longtime members of the CapitalSource senior executive management team.

Loan Products, Service Offerings and Investments

CapitalSource Bank Segment and Other Commercial Finance Segment

Our primary commercial lending and depository products and services include:

•	Senior Secured Loans. We make senior secured, asset-backed, mortgage, and leveraged loans, which have a first priority lien in the collateral securing the loan. Asset-based loans are collateralized by specified assets of the client, generally the client’s accounts receivable and/or inventory. Mortgage loans are secured by senior mortgages on real property. We make mortgage loans to clients including owners and operators of senior housing and skilled nursing facilities; owners and operators of office, industrial, hospitality and multifamily properties; resort and residential developers; hospitals and companies backed by private equity firms that frequently obtain mortgage-related financing in connection with buyout transactions. We make leveraged loans based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. Our leveraged loans generally are secured by a security interest in all or substantially all of a client’s assets. In some cases, the equity owners of a client pledge their stock in the client to us as further collateral for the loan.

•	Depository Products and Services. Through CapitalSource Bank’s 22 branches in southern and central California, we provide savings and money market accounts, individual retirement account products and certificates of deposit. These products are insured up to the maximum amounts permitted by the FDIC.

Healthcare Net Lease Segment

•	Direct Real Estate Investments. Although we have discontinued this business, we have in the past invested in income-producing healthcare facilities, principally long-term healthcare facilities in the United States. These facilities are generally leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment, subject to annual escalations, and all facility operating expenses, including real estate taxes, as well as make capital improvements.

As of December 31, 2009, our portfolio of assets by type was as follows (percentages by gross carrying values):

Loan Products and Investments by Type

As of December 31, 2009, our commercial loan portfolio by geographic region was as follows:

Commercial Loan Portfolio by Geographic Region

(1)	Includes each jurisdiction that has an aggregate loan balance less than 1% of the aggregate outstanding balance of our commercial loan portfolio.

CapitalSource Bank Segment Overview

Portfolio Composition

As of December 31, 2009 and 2008, the composition of the CapitalSource Bank segment portfolio was as follows:

	December 31,
	2009	2008
	($ in thousands)

Assets:
Cash and cash equivalents(1)	$821,980	$1,238,173
Investment securities, available-for-sale	901,764	642,714
Investment securities, held-to-maturity	242,078	14,389
Commercial real estate “A” Participation Interest, net	530,560	1,396,611
Loans(2)	3,076,267	2,702,135
FHLB SF stock	20,195	20,195

Total	$5,592,844	6,014,217

Liabilities:
Deposits	$4,483,879	$5,043,695
FHLB SF borrowings	200,000	—

Total	$4,683,879	$5,043,695

(1)	As of December 31, 2009 and 2008, the amounts include restricted cash of $65.9 million and $17.4 million, respectively.

(2)	Excludes unamortized premiums and discounts and the allowance for loan losses.

Cash and Cash Equivalents

As of December 31, 2009 and 2008, CapitalSource Bank had $822.0 million and $1.2 billion, respectively, in cash and cash equivalents, including restricted cash of $65.9 million and $17.4 million, respectively. Cash and cash equivalents consists of collections from our borrowers, amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Investment Securities, Available-for-Sale

As of December 31, 2009 and 2008, CapitalSource Bank owned $901.8 million and $642.7 million, respectively, in investment securities, available-for-sale. Included in these investment securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and the Federal Home Loan Bank (“FHLB”) (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), residential mortgage-backed securities rated AAA issued by non-government-agencies (“Non-agency MBS”) and corporate debt securities. CapitalSource Bank pledged substantially all of the investment securities, available-for-sale, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) and the Federal Reserve Bank (“FRB”) as a source of borrowing capacity as of December 31, 2009. For additional information, see Note 7, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Investment Securities, Held-to-Maturity

As of December 31, 2009 and 2008, CapitalSource Bank owned $242.1 million and $14.4 million, respectively, in investment securities, held-to-maturity, consisting of AAA-rated commercial mortgage-backed securities. For additional information, see Note 7, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Commercial Real Estate “A” Participation Interest

As of December 31, 2009 and 2008, the “A” Participation Interest had an outstanding balance of $530.6 million and $1.4 billion, respectively, net of discount. We expect the “A” Participation Interest to be fully repaid during 2010. For additional information, see Note 6, Commercial Lending Assets and Credit Quality, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

CapitalSource Bank Segment Loan Portfolio Composition

As of December 31, 2009 and 2008, the CapitalSource Bank loan portfolio had a gross outstanding balance of $3.1 billion and $2.7 billion, respectively. In 2008, we utilized the North American Industry Classification (“NAICS”) to determine the industry classification of our loans. In 2009, we determined our industry classifications using the industry classification categories outlined for the FDIC quarterly regulatory filings, which are consistent with how management categorizes these loans for management reporting. We have recast all periods presented to reflect the industry classification categories used in the FDIC quarterly regulatory filings to ensure comparability of all periods at both the consolidated and segment levels. Total CapitalSource Bank loan portfolio reflected in the portfolio statistics below includes gross loans held for investment.

As of December 31, 2009 and 2008, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	December 31,
	2009		2008
	($ in thousands)

Commercial	$1,599,667	52%	$1,445,678	54%
Real estate	1,095,780	36	812,333	30
Real estate — construction	380,820	12	444,124	16

Total	$3,076,267	100%	$2,702,135	100%

Our loans have stated maturities at origination that generally range from three to eight years. As of December 31, 2009, the weighted average maturity and weighted average remaining life of our CapitalSource Bank loan portfolio were approximately 5.2 years and 3.0 years, respectively. As of December 31, 2009, the weighted average remaining lives of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in	Due After One
	One Year	Year Through	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$176,140	$1,305,384	$118,143	$1,599,667
Real estate	75,641	937,839	82,300	1,095,780
Real estate — construction	292,025	88,795	—	380,820

Total	$543,806	$2,332,018	$200,443	$3,076,267

Substantially all of the CapitalSource Bank loan portfolio bears interest at adjustable rates pegged to an interest rate index plus a specified margin. Approximately 71% of the portfolio is subject to an interest rate floor. Due to low market interest rates as of December 31, 2009, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.67% as of December 31, 2009. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of December 31, 2009, the composition of CapitalSource Bank loan balances by index and by loan type was as follows:

	Loan Type
			Real Estate
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$366,992	$696,794	$377,900	$1,441,686	47%
3-Month LIBOR	12,326	98,982	—	111,308	4
6-Month LIBOR	—	11,912	—	11,912	—
Prime	552,556	62,642	2,920	618,118	20
Canadian Prime	20,851	—	—	20,851	1
Blended	640,964	122,946	—	763,910	24

Total adjustable rate loans	1,593,689	993,276	380,820	2,967,785	96
Fixed rate loans	5,978	102,504	—	108,482	4

Total loans	$1,599,667	$1,095,780	$380,820	$3,076,267	100%

As of December 31, 2009, our CapitalSource Bank loan portfolio by industry was as follows (percentages by gross carrying values as of December 31, 2009):

CapitalSource Bank Loan Portfolio by Industry(1)

(1)	Industry classification is based on the industry classification categories for FDIC quarterly regulatory reporting.

(2)	Includes all industry groups that have an aggregate loan balance less than 1% of the aggregate outstanding balance of our CapitalSource Bank loan portfolio.

As of December 31, 2009, CapitalSource Bank’s largest loan had an outstanding balance of $129.2 million. As of December 31, 2009, our CapitalSource Bank commercial loan portfolio by loan balance was as follows:

CapitalSource Bank Loan Portfolio by Loan Balance

As of December 31, 2009, the number of loans, average loan size, number of clients and average loan size per client by loan type were as follows:

				Average Loan
	Number	Average	Number of	Size per
	of Loans(1)	Loan Size(2)	Clients	Client(2)
	($ in thousands)

Commercial	270	$5,925	205	$7,803
Real Estate	159	6,892	149	7,354
Real Estate — construction	14	27,201	10	38,082

Overall CapitalSource Bank loan portfolio	443	6,944	364	8,451

(1)	Includes 58 loans shared with the Other Commercial Finance segment.

(2)	Excludes unamortized premiums and discounts and the allowance for loan losses.

FHLB SF Stock

As of December 31, 2009 and 2008, CapitalSource Bank owned FHLB SF stock with a carrying value of $20.2 million. Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but may generally be sold back to the FHLB SF at par value upon stated notice; however, the FHLB SF has currently ceased repurchases of excess stock. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2009.

Deposits

As of December 31, 2009 and 2008, a summary of CapitalSource Bank’s deposit portfolio by product type and the maturity of the certificates of deposit portfolio were as follows:

	December 31,
	2009		2008
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	($ in thousands)

Money market	$258,283	0.99%	$279,577	2.26%
Savings	599,084	1.09	471,014	2.89
Certificates of deposit	3,626,512	1.68	4,259,153	3.55
Brokered certificates of deposit	—	—	33,951	5.70

Total deposits	$4,483,879	1.56%	$5,043,695	3.42%

	December 31, 2009
		Weighted
		Average
	Balance	Rate
	($ in thousands)

Remaining maturity of certificates of deposit:
0-3 months	$1,412,289	1.69%
4-6 months	1,181,479	1.60
7-9 months	221,856	1.40
10-12 months	556,754	1.64
Longer than 12 months	254,134	2.30

Total certificates of deposit	$3,626,512	1.68%

FHLB SF Borrowings

FHLB SF borrowings were $200.0 million as of December 31, 2009. CapitalSource Bank did not have FHLB SF borrowings as of December 31, 2008. These borrowings were used primarily for interest rate risk management purposes. The weighted-average remaining maturity of the borrowings was approximately 1.9 years as of December 31, 2009.

As of December 31, 2009, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

		Weighted
		Average
	Balance	Rate
	($ in thousands)

Less than 1 year	$40,000	1.13%
1 to 2 years	89,000	1.64
2 to 3 years	48,000	2.11
3 to 4 years	3,000	2.60
4 to 5 years	20,000	2.86

Total	$200,000	1.78%

Other Commercial Finance Segment Overview

Portfolio Composition

Total Other Commercial Finance loan portfolio reflected in the portfolio statistics below includes gross loans held for investment and loans held for sale, including lower of cost or fair value adjustments. As of December 31, 2009 and 2008, the composition of the Other Commercial Finance segment portfolio was as follows:

	December 31,
	2009	2008
	($ in thousands)

Investment securities, available-for-sale	$6,022	$36,837
Loans	5,245,563	6,753,657
Mortgage-related receivables(1)	—	1,801,535
Other investments(2)	96,517	127,746

Total	$5,348,102	$8,719,775

(1)	Represents secured receivables that are backed by adjustable-rate residential prime mortgage loans.

(2)	Includes investments carried at cost, investments carried at fair value, and investments accounted for under the equity method.

Other Commercial Finance Segment Loan Portfolio Composition

As of December 31, 2009 and 2008, our total Other Commercial Finance loan portfolio had a gross outstanding balance of $5.2 billion and $6.8 billion, respectively. Included in these amounts were loans held for sale of $0.7 million and $8.5 million as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	December 31,
	2009		2008
	($ in thousands)

Commercial	$3,452,903	66%	$4,672,931	69%
Real estate	951,626	18	1,147,093	17
Real estate — construction	841,034	16	933,633	14

Total	$5,245,563	100%	$6,753,657	100%

Our commercial loans have stated maturities at origination that generally range from 3 to 8 years. As of December 31, 2009, the weighted average maturity and weighted average remaining life of our Other Commercial Finance commercial loan portfolio were approximately 5.8 years and 2.4 years, respectively. As of December 31, 2009, the weighted average remaining lives of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in	Due After One Year
	One Year	Through	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$644,062	$2,499,554	$309,287	$3,452,903
Real estate	215,773	617,640	118,213	951,626
Real estate — construction	662,090	178,944	—	841,034

Total	$1,521,925	$3,296,138	$427,500	$5,245,563

As of December 31, 2009, the composition of Other Commercial Finance loan balances by index and by loan type was as follows:

	Loan Type
			Real Estate
	Commercial	Real Estate	Construction	Total
	($ in thousands)

1-Month LIBOR	$592,345	$688,968	$566,089	$1,847,402	35%
2-Month LIBOR	23,955	—	—	23,955	1
3-Month LIBOR	68,213	—	56,647	124,860	2
6-Month LIBOR	4,909	—	—	4,909	—
1-Month EURIBOR	48,188	—	—	48,188	1
3-Month EURIBOR	16,755	—	—	16,755	—
Prime	1,099,155	31,775	159,588	1,290,518	25
Blended	1,393,019	42,386	—	1,435,405	27

Total adjustable rate loans	3,246,539	763,129	782,324	4,791,992	91
Fixed rate loans	206,364	188,497	58,710	453,571	9

Total loans	$3,452,903	$951,626	$841,034	$5,245,563	100%

Approximately 55% of the adjustable rate loan portfolio is subject to an interest rate floor. Due to low market interest rates as of December 31, 2009, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.88% as of December 31, 2009. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of December 31, 2009, our Other Commercial Finance loan portfolio by industry was as follows (percentages by gross carrying values as of December 31, 2009):

Other Commercial Finance Loan Portfolio by Industry(1)

(1)	Industry classification is based on the industry classification categories for FDIC quarterly regulatory reporting.

(2)	Includes all industry groups that have an aggregate loan balance less than 1% of the aggregate outstanding balance of our commercial loan portfolio.

As of December 31, 2009, the largest commercial loan in our Other Commercial Finance segment had an outstanding balance of $325.0 million and is a mezzanine loan to a borrower that owns, operates, leases or manages

201 skilled nursing facilities, 22 assisted living facilities and four transition care units in 12 states. As of December 31, 2009, our Other Commercial Finance loan portfolio by loan balance was as follows:

Other Commercial Finance Loan Portfolio by Loan Balance

As of December 31, 2009, our Other Commercial Finance loan portfolio by geographic region was as follows:

Commercial Loan Portfolio by Geographic Region

(1)	Includes each jurisdiction that has an aggregate loan balance less than 1% of the aggregate outstanding balance of our commercial loan portfolio.

As of December 31, 2009, the number of loans, average loan size, number of clients and average loan size per client by loan type were as follows:

				Average Loan
	Number	Average	Number of	Size per
	of Loans(1)	Loan Size	Clients	Client
	($ in thousands)

Composition of Other Commercial Finance loan portfolio by loan type:
Commercial	579	$5,964	345	$10,008
Real estate	78	12,200	71	13,403
Real estate — construction	36	23,362	30	28,034

Overall Other Commercial Finance loan portfolio	693	7,569	446	11,761

(1)	Includes 58 loans shared with CapitalSource Bank.

Mortgage-related Receivables

As of December 31, 2008, we had $1.8 billion in mortgage-related receivables secured by prime residential mortgage loans. In December 2009, we sold our beneficial interest in these receivables, and as such, there was no outstanding balance of these receivables as of December 31, 2009. For additional information, see Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Other Investments

We have made investments in some of our borrowers in connection with the loans provided to them. These investments usually comprised equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants.

As of December 31, 2009 and 2008, the carrying values of our other investments in the Other Commercial Finance segment were $96.5 million and $127.7 million, respectively. Included in these balances were investments carried at fair value totaling $1.4 million and $4.7 million, respectively.

Healthcare Net Lease Segment Overview

During the year ended December 31, 2009, we sold 82 long-term healthcare facilities and anticipate selling our remaining Healthcare Net Lease real estate investments in 2010 and 2011. Upon the completion of these asset sales, we will exit the skilled nursing home ownership business, but continue to actively provide financing for owners and operators in the long-term healthcare industry. As a result, much of the Healthcare Net Lease segment activity and assets are classified as discontinued operations in our audited consolidated financial statements. For additional information, see Note 3, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2009 and Item 2, Properties.

Portfolio Composition

We own real estate for long-term investment purposes. These real estate investments are generally long-term healthcare facilities leased through long-term, triple-net operating leases. We had $554.2 million in direct real estate investments as of December 31, 2009, which consisted primarily of land and buildings.

As of December 31, 2009, our Healthcare Net Lease direct real estate investment portfolio by geographic region was as follows:

Healthcare Net Lease Portfolio by Geographic Region

(1)	Includes each state that has an aggregate direct real estate investment balance less than 1% of the aggregate direct real estate investment balance.

No client in our Healthcare Net Lease segment accounted for more than 10% of our total revenues in 2009. We use the term “client” with respect to our leased real estate investments to mean the legal entity that is the lessee pursuant to the lease agreement. As of December 31, 2009, the largest geographical concentration was Florida, which made up approximately 45% of our direct real estate investment portfolio. As of December 31, 2009, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 99% of the investments.

As of December 31, 2009, our direct real estate investment portfolio by asset balance was as follows:

Healthcare Net Lease Portfolio by Asset Balance

Financing

We depend on depository and external financing sources to fund our operations. We employ a variety of financing arrangements, including deposits, secured credit facilities, term debt, convertible debt, subordinated debt and equity. As a member of the FHLB SF, one of 12 regional banks in the FHLB system, CapitalSource Bank had financing availability with the FHLB SF as of December 31, 2009 equal to 20% of CapitalSource Bank’s total assets, increased from 15% as of December 31, 2008. We expect that we will continue to seek and use external financing sources in the future. We cannot assure you, however, that we will have access to any of these funding sources. Our existing financing arrangements are described in further detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Competition

Our markets are competitive and characterized by varying competitive factors. We compete with a large number of financial services companies, including:

•	commercial banks and thrifts;

•	specialty and commercial finance companies;

•	private investment funds;

•	insurance companies; and

•	investment banks.

Some of our competitors have substantial market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of our competitors also have access to lower cost of capital. We believe we compete based on:

•	in-depth knowledge of our clients’ industries and their business needs from information, analysis, and effective interaction between the clients’ decision-makers and our experienced professionals;

•	our breadth of product offerings and flexible and creative approach to structuring products that meet our clients’ business and timing needs; and

•	our superior client service.

Supervision and Regulation

Our bank operations are subject to regulation by federal and state regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions. CapitalSource Bank is a California industrial bank and is subject to supervision and regular examination by the FDIC and the California Department of Financial Institutions (“DFI”). In addition, CapitalSource Bank’s deposits are insured up to applicable limits by the FDIC.

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

General

CapitalSource Bank must file reports with the DFI and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to changing its approved business plan or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The FDIC recently issued revised guidance concerning banks currently designated as de novo pursuant to which the FDIC will increase the time period for de novo supervisory procedures from three to seven years, and enhance its supervision for compliance examinations and Community Reinvestment Act evaluations, and CapitalSource Bank will be required to submit updated financial statements and business plans for years four through seven. There are periodic examinations by the DFI and FDIC to evaluate CapitalSource Bank’s safety and soundness and compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the regulators or Congress, could have a material adverse impact on our operations.

The FDIC and DFI have enforcement authority over our operations, which includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with the FDIC or DFI. Except under certain circumstances, public disclosure of final enforcement actions by the FDIC or DFI is required.

In addition, the investment, lending and branching authority of CapitalSource Bank is prescribed by state and federal laws and CapitalSource Bank is prohibited from engaging in any activities not permitted by these laws.

California law provides that industrial banks are generally subject to a limit on loans to one borrower. A bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. As of December 31, 2009, CapitalSource Bank’s limit on loans to one borrower was $138.5 million if unsecured and $230.9 million if secured by collateral.

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

It is important to meet minimum capital requirements to avoid mandatory or additional discretionary actions initiated by these regulatory agencies. These potential actions could have a direct material effect on our audited consolidated financial statements. Based upon the regulatory framework, we must meet specific capital guidelines that involve quantitative measures of the banking assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts, the ability to pay dividends and other requirements and classifications are also subject to qualitative judgments by the regulators about risk weightings and other factors.

Federal Home Loan Bank System

CapitalSource Bank is a member of the FHLB SF, which is one of twelve regional FHLBs that provide its members with a source of funding for mortgages and asset-liability management, liquidity for a member’s short-term needs and additional funds for housing finance and community development. Each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes advances to members in accordance with policies and procedures established by the Board of Directors of that FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All borrowings from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. As of December 31, 2009, CapitalSource Bank’s unused FHLB SF borrowing capacity was $764.4 million, reflecting $200.0 million of principal outstanding and a letter of credit in the amount of $0.8 million. There were no outstanding FHLB SF borrowings as of December 31, 2008, but a letter of credit in the amount of $0.8 million was outstanding. The financing is subject to various terms and conditions including a pledge of acceptable collateral, satisfaction of the FHLB stock ownership requirement and certain limits regarding the maximum term of debt.

As a member, CapitalSource Bank is required to purchase and maintain stock in the FHLB SF. As of December 31, 2009, CapitalSource Bank had $20.2 million in FHLB SF stock, which was in compliance with this requirement. The FHLB SF declared a cash dividend for the fourth quarter of 2009 at an annual rate of 0.27%, payable in March 2010.

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

The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), requires the FDIC to establish and implement a Restoration Plan if the DIF ratio falls below 1.15%. In 2008, the DIF ratio fell below 1.15% and the FDIC established the Restoration Plan, effective for the first quarter of 2009. Under the Restoration Plan system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and other factors. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates are determined by the FDIC. Beginning April 1, 2009, initial base assessment rates ranged from 12 to 16 basis points for the healthiest institutions to 45 basis points of assessable deposits for those that pose the highest risk. An institution’s total base assessment rate can vary from the initial base rate as the result of possible adjustments for unsecured debt, secured liabilities and brokered deposits. After applying all possible adjustments, total base assessment rates ranged from seven to 24 basis points for the healthiest institutions to 40 to 77.5 basis points for those that pose the highest risk. The FDIC may adopt rates that are higher or lower than total base assessment rates without the necessity of further notice and comment rulemaking, provided that no single adjustment from one quarter to the next can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

In the second quarter of 2009, the FDIC imposed a special assessment of five basis points on each deposit institution’s assets minus Tier 1 capital as of June 30, 2009. It also provided for additional assessments in 2009 if the FDIC estimates the reserve ratio of the DIF will fall to a level that would adversely affect the public confidence. In the third quarter of 2009, the FDIC also increased the annual assessment rate for 2011 and 2012 by three basis points.

Instead of additional special assessments, in the fourth quarter of 2009, the FDIC further amended the Restoration Plan to require all insured institutions prepay assessments through 2012. The amount of prepayment is based on an assumption of five percent annual growth in deposits and the assessment rate in effect on September 30, 2009, with the assessment rate increasing by three basis points in 2011. The prepaid assessment qualifies for a zero percent risk weighting under risk-based capital rules. The prepaid assessment does not preclude the FDIC from changing the assessment rate or further modifying the risk-based assessment system. The FDIC could institute further assessments in an effort to return the DIF to the statutory minimum ratio, and such assessments could be as much as 10 basis points per quarter. In addition, the FDIC can impose special assessments on an as needed basis if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that would adversely affect public confidence.

A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of CapitalSource Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the DFI.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. The assessment rates, which are determined quarterly, averaged 1.06 basis points of assessable deposits in 2009.

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

To remain in compliance with the conditions imposed by the FDIC, Capital Source Bank is required to maintain a total risk-based capital ratio of not less than 15% and must at all times be “well-capitalized,” which requires CapitalSource Bank to have minimum total risk-based capital ratio of 10%, Tier 1 risk-based capital ratio of 6% and Tier 1 leverage ratio of 5%. Further, the DFI approval order requires that CapitalSource Bank, during the first three years of operations, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of 10.0%. As of December 31, 2009, CapitalSource Bank had Tier-1 leverage, Tier-1 risked-based capital and total risk based capital ratios of 12.80%, 16.19% and 17.47%, respectively, each in excess of the minimum percentage requirements for “well-capitalized” institutions. As of December 31, 2009, CapitalSource Bank satisfied the DFI capital ratio requirement with a ratio of 12.32%. For additional information, see Note 19, Bank Regulatory Capital, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

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

Other Laws and Regulations

CapitalSource Bank is subject to many other federal statutes and regulations, such as the Equal Credit Opportunity Act, the Truth in Savings Act, the Fair Credit Reporting Act, the Fair Housing Act, the National Flood Insurance Act and various federal and state privacy protection laws. These laws, rules and regulations, among other things, impose licensing obligations, limit the interest rates and fees that can be charged, mandate disclosures and notices to customers mandate the collection and reporting of certain data regarding customers, regulate marketing practices and require the safeguarding of non-public information of customers. Penalties for violating these laws could subject CapitalSource Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. CapitalSource Bank and the Parent Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

In recent years, examination and enforcement by the state and federal banking agencies for non-compliance with the above-referenced laws and their implementing regulations have become more intense. Due to these heightened regulatory concerns, CapitalSource Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

The Federal government, in response to the current economic environment, continues to evaluate possible new laws and regulations, which if enacted, could have a material impact on CapitalSource Bank and the Parent Company, including among other things increased reporting obligations, restrictions on current lending activities, Federal and state supervision and increased expenses to operate as a bank.

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

In addition, many of our healthcare clients receive significant funding from governmental sources and are subject to licensure, certification and other regulation and oversight under the applicable Medicare and Medicaid programs. These regulations and governmental oversight, both on federal and state levels, indirectly affect our business in several ways as discussed below and in Item 1A, Risk Factors.

•	Failure to comply with the applicable laws and regulation by our clients could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state health care programs, loss of license and closure of the facility.

•	With limited exceptions, the law prohibits payment of amounts owed to healthcare providers under the Medicare and Medicaid programs to be directed to any entity other than actual providers approved for participation in the applicable programs. Accordingly, while we lend money that is secured by pledges of Medicare and Medicaid receivables, if we were required to invoke our rights to the pledged receivables, we would be unable to collect receivables payable under these programs directly. We would need a court order to force collection directly against these governmental payers.

•	Hospitals, nursing facilities and other providers of healthcare services are not always assured of receiving adequate Medicare and Medicaid reimbursements to cover the actual costs of operating the facilities and providing care to patients. In addition, modifications to reimbursement payment mechanisms, statutory and regulatory changes, retroactive rate adjustments, administrative rulings, policy interpretations, payment delays, and government funding restrictions could result in payment delays or alterations in reimbursements affecting providers’ cash flows with possible material adverse affect on a facility’s liquidity.

•	Many states are presently considering enacting, or have already enacted, reductions in the amount of funds appropriated to healthcare programs resulting in rate freezes or reductions to their Medicaid payment rates and often curtailments of coverage afforded to Medicaid enrollees. Most of our healthcare clients depend on Medicare and Medicaid reimbursements, and reductions in reimbursements, caused by either payment cuts, census declines, staffing shortages, or other operational forces from these programs may have a negative impact on their ability to generate adequate revenues to satisfy their obligations to us. There are no assurances that payments from governmental payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for coverage under these programs.

•	For our clients to remain eligible to receive reimbursements under the Medicare and Medicaid programs the clients must comply with a number of conditions of participation and other regulations imposed by these programs, and are subject to periodic federal and state surveys to ensure compliance with various clinical and operational covenants. A client’s failure to comply with these covenants and regulations may cause the client to incur penalties and fines and other sanctions, or lose its eligibility to continue to receive reimbursements under the programs, which could result in the client’s inability to make scheduled payments to us.

Employees

As of December 31, 2009, we employed 665 people, 366 of whom were employed by CapitalSource Bank. We believe that our relations with our employees are good.

Executive Officers

Our executive officers and their ages and positions are as follows:

Name	Age	Position

John K. Delaney	46	Executive Chairman
Steven A. Museles	46	Co-Chief Executive Officer
James J. Pieczynski	47	Co-Chief Executive Officer
Douglas H. (Tad) Lowrey	57	Chief Executive Officer and President — CapitalSource Bank
Donald F. Cole	39	Chief Financial Officer
Bryan D. Smith	39	Senior Vice President and Chief Accounting Officer

Biographies for our executive officers are as follows:

John K. Delaney, 46, a co-founder of the company, has served as our Executive Chairman since January 2010, as a director and Chairman of our Board since our inception in 2000, and as our Chief Executive Officer from our inception in 2000 until January 2010. Mr. Delaney received his undergraduate degree from Columbia University and his juris doctor degree from Georgetown University Law Center.

Steven A. Museles, 46, has served as a director and Co-Chief Executive Officer since January 2010. Mr. Museles previously served as our Executive Vice President, Chief Legal Officer and Secretary from our inception in 2000 until January 2010, and in similar capacities for CapitalSource Bank from July 2008 through December 2009. Mr. Museles received his undergraduate degree from the University of Virginia and his juris doctor degree from Georgetown University Law Center.

James J. Pieczynski, 47, has served as a director and Co-Chief Executive Officer since January 2010. Mr. Pieczynski previously served as our President — Healthcare Real Estate Business from November 2008 until January 2010, our Co-President — Healthcare and Specialty Finance from January 2006 until November 2008, Managing Director — Healthcare Real Estate Group from February 2005 through December 2005, and Director — Long Term Care from November 2001 through January 2005. Mr. Pieczynski served on the board of directors and audit committee of Florida East Coast Industries Inc. from June 2004 until June 2006. Mr. Pieczynski received his undergraduate degree from the University of Illinois, Urbana-Champaign.

Douglas H. (Tad) Lowrey, 57, has served as the Chief Executive Officer and President of CapitalSource Bank since its formation on July 25, 2008. Prior to his appointment, Mr. Lowrey served as Executive Vice President of Wedbush, Inc., a private investment firm and holding company, from January 2006 until June 2008. Mr. Lowrey served as Chairman, President and Chief Executive Officer of Jackson Federal Bank from 1999 until February 2005 following its sale to Union Bank of California. Mr. Lowrey is an elected director of the Federal Home Loan Bank of San Francisco. He received his undergraduate degree from Arkansas Tech University and was licensed in 1977 in the state of Arkansas as a certified public accountant.

Donald F. Cole, 39, has served as our Chief Financial Officer since May 2009. Mr. Cole previously served as our Chief Administrative Officer from September 2008 until May 2009, our interim Chief Accounting Officer from March 2008 until September 2008, our Chief Administrative Officer from January 2007 until March 2008, our Chief Operations Officer from February 2005 until January 2007, and our Chief Information Officer from July 2003 until February 2005. Mr. Cole received his undergraduate degree and masters of business administration from the State University of New York at Buffalo and a juris doctor degree from the University of Virginia School of Law. He was licensed in 1996 in the state of New York as a certified public accountant.

Bryan D. Smith, 39, has served as our Chief Accounting Officer since September 2008. Previously, Mr. Smith worked as a consultant to us from June 2008 until his appointment as our Chief Accounting Officer in September 2008, and served as our Controller — Strategy Execution from January 2007 until May 2008, and our Controller from October 2003 until January 2007. Mr. Smith received his undergraduate degree from Virginia Tech in 1993 and was licensed in 1994 in the State of Maryland as a certified public accountant.

Statistical Disclosures

The financial data for the year ended December 31, 2009 comprises information from CapitalSource Inc., including CapitalSource Bank, for the entire year. Financial data for the year ended December 31, 2008 comprises information from CapitalSource Inc. for the entire year and CapitalSource Bank for the period from the commencement of CapitalSource Bank’s operations on July 25, 2008 through December 31, 2008. Financial data as of and for the years ended December 31, 2007, 2006, and 2005 does not include any information from CapitalSource Bank.

For purposes of the following statistical disclosures, we determined separate disclosure of foreign data was unnecessary because they are not material in relation to the domestic activities of our operations for all years presented in our audited consolidated financial statements. In addition, certain amounts as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 have been reclassified from previous years’ presentations to conform to the current year presentation.

Table 1. Distribution of Assets, Liabilities, and Shareholders’ Equity

For the years ended December 31, 2009, 2008 and 2007, our consolidated average balances and the resulting average interest yields and rates were as follows:

	Year Ended December 31,
	2009			2008			2007
		Interest			Interest			Interest
	Average	Income /	Yield/	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	(Expense)	Rate	Balance(1)	(Expense)	Rate	Balance	(Expense)	Rate
	($ in thousands)

Interest-earning assets:
Cash and cash equivalents	$1,192,863	$4,562	0.38%	$1,346,552	$23,738	1.76%	$560,440	$21,181	3.78%
Investment securities, available-for-sale(3)	859,546	34,052	3.96%	242,668	15,854	6.53%	44,038	4,293	9.75%
Investment securities, held to maturity(3)	175,631	20,496	11.67%	235	67	28.51%	—	—	N/A
Mortgage related receivables, net	1,612,254	74,276	4.61%	1,921,538	94,485	4.92%	2,166,728	127,330	5.88%
Mortgage-backed securities pledged, trading	58,102	6,411	11.03%	2,190,775	122,181	5.58%	3,815,471	212,869	5.58%
Commercial real estate “A” Participation Interest, net	907,613	47,457	5.23%	700,973	54,226	7.74%	—	—	N/A
Loans(2)	9,028,580	698,127	7.73%	9,655,117	921,949	9.55%	8,959,621	1,064,107	11.88%
Other assets	20,745	89	0.43%	8,651	128	1.48%	644	27	4.19%

Total interest-earning assets	$13,855,334	$885,470	6.39%	$16,066,509	$1,232,628	7.67%	$15,546,942	$1,429,807	9.20%

Non interest-earning assets	730,179			831,917			720,884
Assets of discontinued operations, held for sale	686,466			706,547			544,822

Total assets	$15,271,979			$17,604,973			$16,812,648

Interest-bearing liabilities:
Deposits	$4,604,887	$109,430	2.38%	$2,207,210	$76,245	3.45%	$—	$—	N/A
Repurchase agreements	124,549	1,874	1.50%	2,374,890	85,458	3.60%	3,771,977	198,610	5.27%
Credit facilities	1,122,498	94,997	8.46%	1,781,486	125,197	7.03%	2,808,230	188,543	6.71%
Term debt	4,806,129	152,989	3.18%	6,240,744	300,723	4.82%	6,003,040	369,476	6.15%
Other borrowings	1,466,979	78,423	5.35%	1,560,048	105,734	6.78%	1,408,791	102,551	7.28%
Borrowings of discontinued operations(4)	80,570	5,532	6.87%	86,482	5,686	6.57%	64,460	5,059	7.85%

Total interest-bearing liabilities	$12,205,612	$443,245	3.63%	$14,250,860	$699,043	4.91%	$14,056,498	$864,239	6.15%

Non interest-bearing liabilities	297,661			359,000			248,285
Liabilities of discontinued operations	49,603			50,518			32,007

Total liabilities	12,552,876			14,660,378			14,336,790
Shareholders’ equity	2,719,103			2,944,595			2,475,858

Total liabilities and shareholders’ equity	$15,271,979			$17,604,973			$16,812,648

Net interest income and net yield on interest-earning assets(5)		$442,225	3.19%		$533,585	3.32%		$565,568	3.64%

(1)	CapitalSource Bank commenced operations on July 25, 2008. Average balances reflect 160 days of activity in 2008.

(2)	The average principal amounts of non-accrual loans have been included in the average loan balances to determine the average yield earned on loans. For the years ended December 31, 2009, 2008 and 2007, interest income from outstanding loans included loan fees of $22.9 million, $33.1 million and $63.3 million, respectively.

(3)	The average yields for investment securities available-for-sale were calculated based on the amortized costs of the individual securities and do not reflect any changes in fair value, which were recorded in accumulated other comprehensive income (loss) in our audited consolidated balance sheets. The average yields for investment securities held-to-maturity have also been calculated using amortized cost balances.

(4)	Includes subordinated debt and mortgage debt related to properties classified as discontinued operations in our audited consolidated balance sheets.

(5)	Net interest income is defined as the difference between total interest income and total interest expense. Net yield on interest-earning assets is defined as net interest-earnings divided by average total interest-earning assets.

Table 2. Interest Income/Expense Variance Analysis

For the years ended December 31, 2009 and 2008, changes in interest income, interest expense and net interest income as a result of changes in volume, changes in interest rates or both were as follows:

	2009 Compared to 2008			2008 Compared to 2007
	Due to Change in:		Net	Due to Change in:		Net
	Rate	Volume	Change	Rate	Volume	Change
	($ in thousands)

Increase (decrease) in interest income:
Cash and cash equivalents	$(16,737)	$(2,439)	$(19,176)	$(15,669)	$18,226	$2,557
Investment securities, available-for-sale	(8,367)	26,565	18,198	(1,851)	13,412	11,561
Investment securities, held-to-maturity	(63)	20,492	20,429	—	67	67
Mortgage related receivables, net	(5,690)	(14,519)	(20,209)	(19,399)	(13,446)	(32,845)
Mortgage-backed securities pledged, trading	61,212	(176,982)	(115,770)	(78)	(90,610)	(90,688)
Commercial real estate “A” Participation Interest, net	(20,287)	13,518	(6,769)	—	54,226	54,226
Loans	(166,890)	(56,932)	(223,822)	(220,167)	78,009	(142,158)
Other assets	(134)	95	(39)	(28)	129	101

Total (decrease) increase in interest income	(156,956)	(190,202)	(347,158)	(257,192)	60,013	(197,179)

Increase (decrease) in interest expense:
Deposits	(29,561)	62,746	33,185	—	76,245	76,245
Repurchase agreements	(31,799)	(51,785)	(83,584)	(52,146)	(61,006)	(113,152)
Credit facilities	22,205	(52,405)	(30,200)	8,445	(71,791)	(63,346)
Term debt	(88,079)	(59,655)	(147,734)	(82,893)	14,140	(68,753)
Other borrowings	(21,296)	(6,015)	(27,311)	(7,366)	10,549	3,183
Interest expense related to discontinued operations	245	(399)	(154)	(911)	1,538	627

Total (decrease) increase in interest expense	(148,285)	(107,513)	(255,798)	(134,871)	(30,325)	(165,196)

Net (decrease) increase in net interest income	$(8,671)	$(82,689)	$(91,360)	$(122,321)	$90,338	$(31,983)

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

Table 3. Investment Portfolio

As of December 31, 2009, 2008 and 2007, the outstanding book values of our trading and investment securities were as follows:

	December 31,
	2009	2008	2007
	($ in thousands)

Trading securities:
Agency mortgage-backed securities	$—	$1,489,291	$4,030,180

Securities available-for-sale:
Agency debt obligations(1)	$324,998	$495,337	$—
Agency mortgage-backed securities	418,390	142,236	—
Non-agency mortgage-backed securities	153,275	377	4,518
Other debt securities	1,326	2,416	5,318
Corporate debt securities	9,618	38,972	3,000
Equity securities	52,984	213	473

Total securities available-for-sale	$960,591	$679,551	$13,309

Securities held-to-maturity:
Commercial mortgage-backed securities	$242,078	$14,389	$—

(1)	Includes discount notes, callable notes, and debt notes issued by various Government-Sponsored Enterprises (“GSEs”), including $160.9 million, $80.3 million, $36.0 million and $15.0 million of securities issued by Fannie Mae, Freddie Mac, FHLB and Federal Farm Credit Bank, respectively, as of December 31, 2009.

Table 4. Investments by Maturity Dates

As of December 31, 2009, the carrying amounts, contractual maturities and weighted average yields of our investment securities were as follows:

		Due Between	Due Between
	Due in One	One and Five	Five and Ten	Due after Ten
	Year or Less	Years	Years	Years(1)	Total
	($ in thousands)

Investment securities available-for-sale:
Agency debt obligations	$75,007	$177,016	$72,974	$—	$324,997
Agency mortgage-backed securities	—	—	27,094	391,296	418,390
Non-agency mortgage-backed securities	—	—	52,400	100,876	153,276
Other debt securities	—	—	—	1,326	1,326
Corporate debt securities	—	5,162	4,456	—	9,618
Equity securities	—	—	—	52,984	52,984

Total investment securities available-for-sale	$75,007	$182,178	$156,924	$546,482	$960,591

Weighted average yield(2)	0.38%	3.02%	4.12%	4.98%	4.05%
Investment securities held-to-maturity:
Commercial mortgage-backed securities	$27,221	$214,857	$—	$—	$242,078
Total investment securities held-to maturity	$27,221	$214,857	$—	$—	$242,078

Weighted average yield(2)	4.18%	10.93%	—%	—%	10.17%

(1)	Included in this category are Agency and Non-agency MBS with weighted-average expected maturities of approximately 3.3 years and 2.4 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2009. Also includes securities with no stated maturity.

(2)	Calculated based on the amortized costs of the individual securities and does not reflect any changes in fair value of our investment securities, available for sale, which were recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets.

Actual maturities of these securities may differ from contractual maturity dates because issuers may have the right to call or prepay obligations.

Table 5. Loan Balances by Product Type

The outstanding unpaid principal balance of loans in our commercial loan portfolio (including loans held for sale) by category as of December 31 2009, 2008, 2007, 2006 and 2005 was as follows:

	December 31,
	2009	2008	2007	2006	2005
	($ in thousands)

Commercial	$5,052,570	$6,118,609	$6,334,670	$5,003,978	$3,904,835
Real estate	2,047,406	1,959,426	1,979,571	2,056,116	1,693,894
Real estate — construction	1,221,854	1,377,757	1,497,232	754,592	346,477

Total loans(1)	$8,321,830	$9,455,792	$9,811,473	$7,814,686	$5,945,206

(1)	Excludes deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Although our loan portfolio included borrowers from more than 18 industries as of December 31, 2009, we had a high concentration of our loan balances in three industries in particular. These industries and their respective percentage to total loans were follows:

Percentage of
Total Loans

Health care and social assistance	20.1%
Accommodation and food services	16.4%
Finance and insurance	11.7%

The 360 loans within these industries are to 281 borrowers located throughout most of the United States (34 states and the District of Columbia). The largest loan was $325.0 million, which was 3.9% of total loans. A discussion of our commercial loan portfolio, including further statistical analysis, is in the Overview section of Item 1, Business.

Table 6. Loan Balances by Maturities

As of December 31, 2009, the contractual maturities of our commercial loan portfolio (including loans held for sale) were as follows:

		Due After One
	Due in One Year or	Year Through	Due After Five
	Less	Five Years	Years	Total
	($ in thousands)

Commercial	$820,202	$3,804,938	$427,430	$5,052,570
Real estate	291,414	1,555,479	200,513	2,047,406
Real estate — construction	954,115	267,739	—	1,221,854

Total loans(1)	$2,065,731	$5,628,156	$627,943	$8,321,830

(1)	Excludes deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Table 7. Sensitivity of Loans to Changes in Interest Rates

As of December 31, 2009, the total amount of loans due after one year with predetermined interest rates and floating or adjustable interest rates were as follows:

	Loans with	Loans with Floating
	Predetermined	or
	Rates(1)	Adjustable Rates	Total
	($ in thousands)

Commercial	$162,566	$4,069,802	$4,232,368
Real estate	278,065	1,477,927	1,755,992
Real estate — construction	—	267,739	267,739

Total loans(2)	$440,631	$5,815,468	$6,256,099

(1)	Represents loans for which the interest rate is fixed for the entire term of the loan.

(2)	Excludes deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Table 8. Non-performing and Potential Problem Loans

Non-performing loans are loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and other loans identified as troubled debt restructurings, as defined in the Receivables: Troubled Debt Restructurings by Creditors Subtopic of the Accounting Standards Codification (the “Codification”).

Loans accounted for on a non-accrual basis are loans on which interest income is no longer recognized on an accrual basis and loans for which a specific provision is recorded for the full amount of accrued interest receivable. We place loans on non-accrual status when we expect, based on our credit judgment, that the borrower will not be able to service its debt and other obligations.

Troubled debt restructurings are loans that have been restructured as a result of deterioration in the borrower’s financial position and for which we have granted a concession to the borrower that we would not have otherwise granted if those conditions did not exist.

The outstanding unpaid principal balances of non-performing loans in our loan portfolio by category as of December 31, 2009, 2008, 2007, 2006 and 2005 were as follows:

	December 31,
	2009	2008	2007	2006	2005
	($ in thousands)

Non-accrual loans
Commercial	$406,002	$283,997	$146,553	$142,138	$100,879
Real estate	208,848	38,860	16,097	46,585	40,665
Real estate — construction	453,235	94,207	22,044	7,881	—

Total loans on non-accrual	$1,068,085	$417,064	$184,694	$196,604	$141,544

Accruing loans contractually past-due 90 days or more
Commercial	$43,213	$7,429	$2,227	$—	$—
Real estate	—	24,135	—	12,600	—
Real estate — construction	23,780	—	—	1,728	77

Total accruing loans contractually past-due 90 days or more	$66,993	$31,564	$2,227	$14,328	$77

Troubled debt restructurings(1)
Commercial	$96,415	$139,948	$139,801	$81,783	$47,364
Real estate	15,328	1,404	1,476	—	—

Total troubled debt restructurings	$111,743	$141,352	$141,277	$81,783	$47,364

Total non-performing loans
Commercial	$545,630	$431,374	$288,581	$223,921	$148,243
Real estate	224,176	64,399	17,573	59,185	40,665
Real estate — construction	477,015	94,207	22,044	9,609	77

Total non-performing loans	$1,246,821	$589,980	$328,198	$292,715	$188,985

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

Interest income that would have been recorded for the year ended December 31, 2009 from non-accrual loans and troubled debt restructurings presented in the table above if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $49.7 million. For the year ended December 31, 2009, interest income earned on these loans recorded in our audited consolidated statement of operations was $10.9 million.

Potential problem loans are loans that are not considered non-performing loans, as previously discussed, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of compliance with loan covenants or defaults by the borrower. Such non-compliance or defaults could eventually result in the loans being reclassified as non-performing loans.

As of December 31, 2009, the outstanding balance of our potential problem loans by category was as follows ($ in thousands):

With specific allowance on principal
Commercial	$—
Real estate	—
Real estate — construction	—

Total with specific allowance on principal	—

Without specific allowance on principal
Commercial	3,739
Real estate	—

Total without specific allowance on principal	—

Total potential problem loans	$3,739

Table 9. Summary of Loan Loss Experience

Our allowance for loan losses represents management’s estimate of loan losses inherent in our loan portfolio as of the balance sheet date. See additional discussion surrounding the factors, which influence such judgments within Allowance for Loan Losses under the Critical Accounting Estimates section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Changes in the allowance for loan losses by category for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
		($ in thousands)

Balance as of beginning of year	$423,844	$138,930	$120,575	$87,370	$35,208
Charge offs:
Commercial	(308,554)	(206,822)	(46,314)	(43,399)	(8,680)
Real estate	(76,919)	(16,173)	(2,416)	(4,592)	(3,079)
Real estate — construction	(204,381)	(49,188)	(9,664)	(115)	(1,913)

Total charge offs	(589,854)	(272,183)	(58,394)	(48,106)	(13,672)
Recoveries:
Commercial	11,299	1,122	—	—	—
Real estate	16	—	13	—	—
Real estate — construction	46	161	892	100	123

Total recoveries	11,361	1,283	905	100	123

Net charge offs	(578,493)	(270,900)	(57,489)	(48,006)	(13,549)
Transfers to held for sale	(33,907)	(20,991)	(1,732)	—	—
Increase to allowance charged to operations	775,252	576,805	77,576	81,211	65,711

Balance as of end of year	$586,696	$423,844	$138,930	$120,575	$87,370

Net charge offs as a percentage of average loans outstanding	6.4%	2.8%	0.6%	0.7%	0.3%

Table 10. Allocation of the Allowance for Loan Losses

The allowance for loan losses allocated to each category of loans and the percentage of each category to our total loan portfolio as of December 31, 2009, 2008, 2007, 2006 and 2005 was as follows:

	December 31,
	2009	2008	2007	2006	2005
	($ in thousands)

Allocation by Category
Commercial	$261,392	$306,505	$112,374	$97,867	$69,438
Real estate	138,575	67,698	14,413	14,982	15,982
Real estate — construction	186,729	49,641	12,143	7,726	1,950

Total loan loss allowance	$586,696	$423,844	$138,930	$120,575	$87,370

Percent of Total Loan Portfolio by Category
Commercial	60.7%	64.7%	64.6%	64.0%	65.7%
Real estate	24.6%	20.7%	20.2%	26.3%	28.5%
Real estate — construction	14.7%	14.6%	15.2%	9.7%	5.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Table 11. Average Deposits

As of December 31, 2009 and 2008, the average balances and the average interest rates on deposit categories in excess of 10% of average total deposits were as follows. There were no deposits held as of December 31, 2007.

	December 31,
	2009		2008(1)
	Average Balance	Average Rate	Average Balance	Average Rate
	($ in thousands)

Savings deposits	$776,807	1.42%	$282,194	2.79%
Time deposits	3,828,080	2.57	1,925,016	3.55

Total deposits	$4,604,887	2.38%	$2,207,210	3.45%

(1)	CapitalSource Bank commenced operations on July 25, 2008. Average deposit balances reflect 160 days of activity in 2008 and the average rates represent annualized rates.

Table 12. Significant Time Deposits

As of December 31, 2009, the amount of time certificates of deposit in the amount of $100,000 or more and categorized by time remaining to maturity was as follows ($ in thousands):

0-3 months	$535,733
3-6 months	465,181
6-12 months	372,338
Greater than 12 months	124,205

Total	$1,497,457

Table 13. Analysis of Short-term Borrowings

Short-term borrowings are borrowings with an original maturity of one year or less, of which securities sold under repurchase agreements, was our only significant category for the years ended December 31, 2008 and 2007. We had no significant categories of short-term borrowings for the year ended December 31, 2009. See additional discussion surrounding the general terms of these securities sold under repurchase agreements in Note 12, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

As of and for the years ended December 31 2009, 2008 and 2007, information about our securities sold under repurchase agreements was as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Balance as of year end	$—	$1,499,250	$3,796,396
Average daily balance during the year	$—	$2,268,868	$3,727,665
Maximum outstanding month-end balance	$—	$3,780,942	$4,217,086
Weighted average interest rate during the year	—%	3.5%	5.3%
Weighted average interest rate as of year end	—%	2.6%	5.1%

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

We also provide access on our website to our Principles of Corporate Governance, Code of Business Conduct and Ethics, the charters of our Audit, Compensation, Asset, Liability and Credit Policy and Nominating and Corporate Governance Committees and other corporate governance documents. Copies of these documents are available to any shareholder upon written request made to our corporate secretary at our Chevy Chase, Maryland address. In addition, we intend to disclose on our website any changes to or waivers for executive officers from, our Code of Business Conduct and Ethics.

ITEM 1A.	RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, and the trading price of our securities could decline. The U.S. economy entered an economic recession, and we expect this to continue to have a significant adverse impact on our business and operations, including, without limitation, the credit quality of our loan portfolio, our liquidity and our earnings. You should know that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation. As a result, you should consider all of the following risks, together with all of the other information in this Annual Report on Form 10-K, before deciding to invest in our securities.

Risks Related to Our Lending Activities

Our results of operation and financial condition would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses.

Experience in the financial services industry indicates that a portion of our loans in all categories of our lending business will become delinquent or impaired, and some may only be partially repaid or may never be repaid at all. Our methodology for establishing the adequacy of the allowance for loan losses depends on subjective determinations and judgments about our borrowers’ ability to repay. Despite management’s efforts to estimate the specific allowance, ultimate resolutions of specific loans may result in actual losses that are greater than our specific allowance. Deterioration in general economic conditions and unforeseen risks affecting customers may have an adverse effect on our borrowers’ capacity to repay their obligations, whether our risk ratings or valuation analyses reflect those changing conditions. Changes in economic and market conditions may increase the risk that the allowance would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations and capital adequacy. Recognizing that many of our loans individually represent a significant percentage of our total allowance for loan losses, adverse collection experience in a relatively small number of loans could require an increase in our allowance. Federal and State regulators, as an integral part of their respective supervisory functions, periodically review a portion of our allowance for loan losses. The regulatory agencies may require changes to classifications or grades on loans, increases in the allowance for loan losses with large provisions for loan losses and recognition of further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition.

We may not recover all amounts that are contractually owed to us by our borrowers.

We charged off $612.2 million in loans for the year ended December 31, 2009, and, in light of current economic and market conditions, we expect to experience additional charge-offs and delinquencies in the future. If we experience material losses on our portfolio, such losses would have a material adverse effect on our ability to fund our business and on our revenues, net income and assets, to the extent the losses exceed our allowance for loan losses. In addition, like other commercial lenders, we have experienced missed and late payments, failures by clients to comply with operational and financial covenants in their loan agreements and client performance below that which we expected when we originated the loan. Any of these events may be an indication that our risk of credit loss with respect to a particular loan has materially increased.

We make loans to other lenders and commercial real estate developers which have been disproportionately negatively impacted by the economic recession. These clients face a variety of risks, any of which may negatively impact their results of operations and impair their ability to pay principal and interest on our loans.

We make loans to other lenders to finance their real estate lending operations and to other clients for development, construction and renovation projects. The ability of these clients to make required payments to us on these loans is subject to the risks associated with their loans and these projects. An unsuccessful loan by, or development, construction or renovation project of, any such client could limit that client’s ability to repay its obligations to us.

Our concentration of loans to a limited number of clients within a particular industry, including commercial real estate, or region could impair our revenues if the industry or region were to experience continued or worsening economic difficulties or changes in the regulatory environment.

Defaults by our clients may be correlated with economic conditions affecting particular industries or geographic regions. As a result, if any particular industry or geographic region were to experience continuing or worsening economic difficulties, the overall timing and amount of collections on our loans to clients operating in those industries or geographic regions may differ from what we expected and result in material harm to our revenues, net income and assets. As of December 31, 2009, $1.7 billion, or 20.2% of our commercial loan portfolio consisted of loans to seven clients that are individually greater than $100 million. Of the loans held by these clients, five were commercial real estate loans totaling $673.6 million. These loans are among the largest and pose the highest risk of loss upon default in our portfolio. As of December 31, 2009, all of these loans were performing; however, if any of these loans were to experience problems, it could have a material adverse impact on our financial condition or results of operations. The commercial real estate sector is currently experiencing severe economic difficulties, and we expect this sector to deteriorate further in which case we are likely to suffer additional losses on these types of loans as well as increases in loan-to-value, delinquencies and foreclosures. We have limited experience owning, operating and developing real estate owned (“REO”) properties we obtain through foreclosures.

In addition, as of December 31, 2009, loans representing 20% of the aggregate outstanding balance of our commercial loan portfolio were to clients in the healthcare industry. Reimbursements under the Medicare and Medicaid programs comprise the bulk of the revenues of many of these clients. Our clients’ dependence on reimbursement revenues could cause us to suffer losses in several instances.

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

Our portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, these companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to make scheduled payments of interest or principal on our loans. Accordingly, loans made to these types of clients entail higher risks than loans made to companies who are able to access a broader array of credit sources.

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

In addition to clients in the healthcare industry subject to Medicare and Medicaid regulation, clients in other industries require permits and licenses from various governmental authorities to operate their businesses. These governmental authorities may revoke or modify these licenses or permits if a client is found to be in violation of any regulation to which it is subject. In addition, these licenses may be subject to modification by order of governmental authorities or periodic renewal requirements or changes as a result of changes in the law. The loss of a permit, whether by termination, modification or failure to renew, could impair the client’s ability to continue to operate its business in the manner in which it was operated when we made our loan to it, which could impair the client’s ability to generate cash flows necessary to service our loan or repay indebtedness upon maturity, either of which outcomes would reduce our revenues, cash flow and net income. See the Supervision and Regulation section of Item 1, Business, above for additional discussion of specific regulatory and governmental oversight applicable to many of our healthcare clients.

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

Our clients may experience operational or financial problems that, if not timely addressed by us, could result in a substantial impairment or loss of the value of our loan to the client. We may fail to identify problems because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough or at all. Although we attempt to minimize our credit risk by carefully monitoring the concentration of our loans within specific industries and through prudent loan approval practices in all categories of our lending, we cannot assure you that such monitoring and approval procedures will reduce these lending risks or that our credit administration personnel, policies and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. As a result, we could suffer loan losses which could have a material adverse effect on our revenues, net income and results of operations.

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

As of December 31, 2009, approximately 95% of the outstanding balance of our commercial loans comprised either balloon loans or bullet loans. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that, upon maturity of the loan, more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan. All of our revolving loans and some of our term loans are bullet loans.

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

Term B loans generally are senior secured loans that are equal as to collateral and junior as to right of payment to clients’ other senior debt. Second lien loans are junior as to both collateral and right of payment to clients’ senior debt. Mezzanine loans may not have the benefit of any lien against clients’ collateral and are junior to any lienholder both as to collateral (if any) and payment. Collectively, Term B, second lien and mezzanine loans comprised 17% of the aggregate outstanding balance of our commercial loan portfolio as of December 31, 2009. As a result of the subordinate nature of these loans, we may be limited in our ability to enforce our rights to collect principal and interest on these loans or to recover any of the loan balance through our right to foreclose upon collateral. For example, we typically are not contractually entitled to receive payments of principal on a subordinated loan until the senior loan is paid in full, and may only receive interest payments on a Term B, second lien or mezzanine loan if the client is not in default under its senior loan. In many instances, we are also prohibited from foreclosing on a Term B, second lien or mezzanine loan until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding under a Term B, second lien or mezzanine loan must generally be turned over to the senior lender until the senior lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing Term B, second lien or mezzanine loans.

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

Our leveraged loans are not fully covered by the value of assets or collateral of the client and, consequently, if any of these loans becomes non-performing, we could suffer a loss of some or all of our value in the loan.

Leveraged lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its assets. As of December 31, 2009, approximately 49% of the commercial loans in our portfolio were leveraged loans under which we had advanced 39% of the aggregate outstanding commercial loan balance of our portfolio. While in the case of our senior leveraged loans we generally take a lien on substantially all of the client’s assets, the value of those assets is typically substantially less than the amount of money we advance to a client under a leveraged loan. When a leveraged loan becomes non-performing, our primary recourse to recover some or all of the principal of our loan is to force the sale of the entire company as a going concern. We could also choose to restructure the company in a way we believe would enable it to generate sufficient cash flow over time to repay our loan. Neither of these alternatives may be an available or viable option or generate enough proceeds to repay the loan. Additionally, given the current economic conditions, many businesses suffer decreases in revenues and net income, and we expect that many of our leveraged clients will suffer these decreases making them more likely to underperform and default on our loans and making it less likely that we could obtain sufficient proceeds from a restructuring or sale of the company. If we are a subordinate lender rather than the senior lender in a leveraged loan, our ability to take remedial action is constrained by our agreement with the senior lender.

We are not the agent for a portion of our loans and, consequently, have little or no control over how those loans are administered or controlled.

We are neither the agent of the lending group that receives payments under the loan nor the agent of the lending group that controls the collateral for purposes of administering the loan on loans comprising approximately 21% of the aggregate outstanding balance of our commercial loan portfolio as of December 31, 2009. When we are not the agent for a loan, we may not receive the same financial or operational information as we receive for loans for which we are the agent and, in many instances, the information on which we must rely is provided to us by the agent rather than directly by the client. As a result, it may be more difficult for us to track or rate these loans than it is for the loans for which we are the agent. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or to foreclose upon the collateral securing the loan or otherwise exercise remedies without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans may not manage the loan to our standards or may choose not to take the same actions to enforce the loan, to foreclose upon the collateral securing the loan or to exercise remedies that we would or would not take if we were agent for the loan. We also could experience losses in the event of the bankruptcy of the agent.

We are the agent for loans in which syndicates of lenders participate and, in the event of a loss on any such loan, we could have liability to other members of the syndicate related to our management and servicing of the loan.

We are often the agent representing a syndicate of multiple lenders that has made a loan. In that capacity, we may act on behalf of our co-lenders in administering the loan, receiving all payments under the loan and/or controlling the collateral for purposes of administering the loan. As of December 31, 2009, we were either the paying, administrative or the collateral agent or all for a group of third-party lenders for loans with outstanding commitments of $2.7 billion. When we are the agent for a loan, we often receive financial and/or operational information directly from the borrower and are responsible for providing some or all of this information to our co-lenders. We may also be responsible for taking actions on behalf of the lending group to enforce the loan, to foreclose upon the collateral securing the loan or to exercise remedies. It is possible that as agent for one of these loans we may not manage the loan to the applicable standard. In addition, we may choose a different course of action than one or more of our co-lenders would take to enforce the loan, to foreclose upon the collateral securing the loan or to exercise remedies if our co-lenders were in a position to manage the loan. If we do not administer these loans in accordance with our obligations and the applicable legal standards and the lending syndicate suffers a loss on the loan, we may have liability to our co-lenders.

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

“Debtor-in-possession” loans to clients that have filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code are used by these clients to fund on-going operations as part of the reorganization process. While security position for these loans is generally better than that of the other asset-based loans, there may be a higher risk of default on these loans due to the uncertain business prospects of these clients and the inherent risks with the bankruptcy process. Furthermore, if our calculations as to the outcome or timing of reorganization are inaccurate, the client may not be able to make payments on the loan on time or at all.

Our loans could be subject to equitable subordination by a court which would increase our risk of loss with respect to such loans.

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We own direct equity investments or warrants in connection with loans representing approximately 12% of the aggregate outstanding balance of our commercial loan portfolio as of December 31, 2009. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our clients resulting in economic hardship to other creditors of our client, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the client. In that case, if the client were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the client’s common equity only after all of the client’s obligations relating to its debt and preferred securities had been satisfied.

We may incur lender liability as a result of our lending activities.

A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We are and may in the future be subject to allegations of lender liability. We cannot assure you that these claims will not continue to arise or that we will not be subject to significant liability in connection with these types of claims.

At the Parent Company, we have engaged in the past, and may engage in the future, in lending transactions with affiliates of our directors. Because of the conflicts of interest inherent in these transactions, their terms may not be in our shareholders’ best interests.

As of December 31, 2009, we had five loans representing $86.5 million in committed funds to companies affiliated with our directors. We may make additional loans to affiliates of our directors in the future. Although we generally require these transactions to be approved by the disinterested members of our board (or a committee thereof), such policy may not be successful in eliminating the influence of conflicts of interest. These transactions may divert our resources and benefit our directors and their affiliates to the detriment of our shareholders.

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

Our markets are competitive and characterized by varying competitive factors. We compete with a large number of financial services companies, including:

•	commercial banks and thrifts;

•	specialty and commercial finance companies;

•	private investment funds;

•	insurance companies; and

•	investment banks.

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

Risks Impacting Funding our Operations

Our ability to operate our business depends on our ability to maintain our external financing, which is challenging in the existing economic environment.

We require a substantial amount of money to make new loans, repay indebtedness, fund obligations to existing clients and otherwise operate our business. To date, we have obtained this money through issuing equity, secured notes, convertible debentures, mortgage debt and subordinated debt, by borrowing money under our credit facilities, term debt (including securitization transactions), borrowings from the Federal Home Loan Bank — San Francisco and through deposits at CapitalSource Bank. Prior to 2008, we had completed several securitizations transactions involving loans in our commercial lending portfolio through which we raised a significant amount of debt capital. The market for securitized loans has effectively been closed since 2007. Our access to these and other types of external funding depends on a number of factors, including general market and deposit raising conditions, the markets’ and our lenders’ perceptions of our business, our current and potential future earnings and financial performance and the market price of our common stock. The capital and credit markets disruptions continue to constrain our ability to access and maintain prudent levels of liquidity through the sources described above. If the recession and levels of credit and capital markets disruption continue or worsen, it is not certain that sufficient funding and capital will be available to us on acceptable terms or at all. Without sufficient funding, we would not be able to continue to operate our business. The Parent Company may not sell loans to CapitalSource Bank and CapitalSource Bank is prohibited from paying dividends to the Parent Company for its first three years of operation. Consequently, while CapitalSource Bank may have more than adequate liquidity, the Parent Company is unable to directly benefit from that liquidity to fund its significant obligations and operations and must rely to a large extent on external sources of financing which, as described above, are limited.

Required commitment reductions, proceeds restrictions and mandatory redemption provisions under our indebtedness may limit our ability to maintain sufficient liquidity.

We are required to reduce the commitments of the lenders under our syndicated bank credit facility that did not extend the maturity of their commitments to us under the facility representing $66.1 million as of December 31, 2009 and fully repay any amounts due by March 13, 2010. In addition, to the extent not earlier reduced by the events described below, the commitments of the lenders that did extend the maturity of their commitments to us under the facility representing $258.9 million as of December 31, 2009 are required to be reduced to $200.0 million by April 30, 2010 and to $185.0 million on January 31, 2011. Thereafter, such commitments will further reduce by $15.0 million per month until November 30, 2011 and terminate entirely on December 31, 2011.

In addition, the commitments under our syndicated bank credit facility will reduce, and we will be required to make payments as necessary to prevent outstanding borrowings from exceeding such commitments, in $20.0 million increments based on a portion of proceeds realized from specified events, including:

•	75% of the cash proceeds of any unsecured debt issuance by the Parent Company, and

•	75% of any principal repayments on, or the cash proceeds received on the disposition of or the incurrence of secured debt with respect to, assets constituting collateral under the facility.

The terms of our 12.75% First Priority Senior Secured Notes due in July 2014 (the “2014 Senior Secured Notes”) require that proceeds of some asset sales not applied as described above must be used to make offers to purchase these notes instead of for other purposes. In addition, if we voluntarily reduce the amount of outstanding obligations under our syndicated bank credit facility, the terms of certain of our warehouse credit facilities and securitization trusts require a proportional prepayment.

The terms of our outstanding convertible debentures require us to make offers to repurchase them in 2011 and 2012. As of December 31, 2009 the principal amounts of convertible debentures that we may be required to purchase in those years are $330.0 million in July 2011 and $250.0 million in July 2012. If the conversion prices of all of these debentures remain significantly out of the money, we would expect that all of the holders would elect to tender their debentures to us in response to these offers, requiring us to pay the respective principal amounts in cash at the conclusion of each offer.

If we are unable to sell sufficient assets, raise new capital or restructure these payment obligations, we may not have sufficient liquidity to make these required prepayments by these dates. Consequently, we could default on these payment obligations, which would trigger cross-defaults under our other debt and could result in accelerated maturity of all of our debt. In such circumstances, our business, liquidity and operations would be materially adversely affected, and we may not be able to continue operating.

We must comply with various covenants and obligations under our indebtedness and our failure to do so could adversely affect our ability to operate our business, manage our portfolio or pursue certain opportunities.

The Parent Company is subject to financial and non-financial covenants under our indebtedness, including, without limitation, with respect to restricted payments, interest coverage, minimum tangible net worth, leverage, maximum delinquent and charged-off loans, servicing standards, and limitations on incurring or guaranteeing indebtedness, refinancing existing indebtedness, repaying subordinated indebtedness, making investments, dividends, distributions, redemptions or repurchases of our capital stock, selling assets, creating liens and engaging in a merger, sale or consolidation. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to, among other things, transfer servicing to another servicer, foreclose on collateral, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness. Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could cross-default to all or a substantial portion of our debt. In the past, we have received waivers to potential breaches of some of these provisions. In the future, we may have difficulty complying with some of these provisions if economic conditions affecting our industry fail to improve, and we may need to obtain additional waivers or amendments again in the future if we cannot satisfy all of the covenants and obligations under our debt. There can be no assurance that we will be able to obtain such waivers or amendments in the future. A default under our indebtedness could have a material adverse affect on our business, financial condition, liquidity position and our ability to continue to operate our business.

In addition, upon the occurrence of specified servicer defaults, our lenders under our credit facilities and the holders of the notes issued in our term debt securitizations may elect to terminate us as servicer of the loans under the applicable facility or term debt securitizations and appoint a successor servicer or replace us as cash manager for our secured facilities and term debt securitizations. If we were terminated as servicer, we would no longer receive our servicing fee. In addition, because there can be no assurance that any successor servicer would be able to service the loans according to our standards, the performance of our loans could be materially adversely affected and our income generated from those loans significantly reduced.

Substantially all of the assets of the Parent Company are pledged or otherwise encumbered by liens we have granted in favor of our lenders. The restrictive covenants in our syndicated bank credit facility, the indenture relating to our 2014 Senior Secured Notes and the documents governing our other indebtedness may, among other things, impair our ability and reduce our flexibility to operate our business, restrict our ability to optimally restructure our existing debt, plan for or react to changes in our business, the economy and/or markets, or limit our ability to engage in activities that may be in our long-term best interest, thereby negatively impacting our financial condition or results of operations. Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.

Our significant level of debt and interest payment obligations may limit our ability to compete, expose us to interest rate risk to the extent of our variable-rate debt and prevent us from meeting our obligations under our senior secured notes.

As of December 31, 2009, the Parent Company had in excess of $5.0 billion of indebtedness outstanding. This substantial level of indebtedness could have important consequences. For example, it may:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our 2014 Senior Secured Notes;

•	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a significant portion of our borrowings are at variable rates of interest;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to borrow additional funds to expand our business or alleviate liquidity constraints, as a result of financial and other restrictive covenants in our indebtedness;

•	limit our ability to refinance all or a portion of our indebtedness on or before maturity;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	place us at a competitive disadvantage relative to companies that have less indebtedness.

If our lenders terminate or fail to renew any of our credit facilities, we may not be able to continue to fund our business.

As of December 31, 2009, we had four credit facilities totaling $691.3 million in commitments. One of these credit facilities aggregating $124.8 million in commitments is scheduled to mature during 2010. We may not be able to renew or extend the term of these financings or to repay amounts outstanding under them when due. Additionally, if we breach a covenant or other provision of these facilities, the lenders could terminate them prior to their maturity dates. If any of these financings were terminated, not renewed upon its maturity or renewed on materially worse terms, our liquidity position could be materially adversely affected, and we may not be able to satisfy our outstanding obligations or continue to fund our operations. We cannot assure you that we will be able to continue to satisfy our obligations under our credit facilities or receive additional waivers or amendments should they be needed to avoid future defaults.

We are not currently eligible to maintain a universal shelf registration statement, which could adversely affect our ability to quickly and efficiently access the public capital markets.

For the past several years, we have maintained an effective “universal” shelf registration statement registering the continuous offering and sale of a variety of securities. As a result, we have been able to offer and sell our securities, including through our dividend reinvestment and direct stock purchase plan, to the public without having to file a new registration statement for each offering, thereby avoiding delays that can be associated with possible review by the staff of the Securities and Exchange Commission (the “SEC”), and the necessity for the staff to formally declare the effectiveness of any such registration statement. On October 30, 2009, we filed with the Commission a Current Report on Form 8-K to report that a member of our board had notified one of our officers on October 2, 2009 that he had decided not to stand for reelection at the Company’s 2010 annual meeting. Because the 8-K was not filed within the prescribed period of four business days from the date of the director’s notice, it was not considered timely, with the consequence of terminating our status as a “well-known seasoned issuer” and terminating our eligibility to maintain our universal shelf registration statement. Assuming we file on a timely basis all required filings and continue to satisfy the other requirements of a well-known seasoned issuer, we would expect to again be eligible to file and maintain a universal shelf registration statement beginning November 1, 2010. Until then, should we choose to raise capital in one or more registered offerings, we would be obligated to file a post-effective amendment on Form S-1 to the universal shelf registration statement, or a new registration statement on Form S-1, for each such offering, resulting in the possibility of delays due to review of such filings by the Commission staff. If the staff elects to review such a filing, the potential delay could be approximately two months.

Although we do not have any immediate plans to conduct a registered offering, we periodically assess opportunities to raise capital on favorable terms in light of our capital needs from time to time. We believe that our ability to access the capital markets rapidly, and to execute a favorable transaction with little advance notice, has been and will likely continue to be important to our financial condition and liquidity, and that our inability to maintain a universal shelf registration statement could have a material adverse impact on our ability to so access the public markets. The risks of delay associated with registered offerings could lead us to pursue private placements instead of registered offerings, which could make our capital raising efforts more costly and time consuming and could increase the execution risk associated with them due to the more limited universe of investors in private placements as compared to public offerings.

Our commitments to lend additional amounts to existing clients exceed our resources available to fund these commitments.

As of December 31, 2009, the amount of the Parent Company’s unfunded commitments to extend credit with respect to existing loans exceeded unused funding sources and unrestricted cash by $1.3 billion. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with all provisions of the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites to future fundings by us, and our clients may draw on these unfunded commitments at any time. In light of current economic conditions and constraints on liquidity in the credit markets, clients may seek to draw on our unfunded commitments to improve their cash positions. Due to this fact and because of potential constraints on our liquidity, we expect that these unfunded commitments will continue to exceed the Parent Company’s available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace, which would have a material adverse effect on our ability to continue to operate our business.

Our cash flows from the interests we retain in our term debt securitizations have been, and we expect will continue to be, delayed or reduced due to the requirements of the term debt securitizations.

We generally have retained the most junior classes of securities issued in our term debt securitizations. Our receipt of cash flows on those junior securities is governed by provisions that control the distribution of cash flows from the loans included in our term debt securitizations, which cash flows are tied to the performance of the underlying loans. As more delinquencies among loans included in the collateral pools of $3.7 billion of our outstanding term debt securitizations have occurred, the timing and amount of the cash flows we receive from loans included in our term debt securitizations have been adversely affected and we expect these cash flows will continue to be adversely affected if delinquencies continue or increase. In addition, under our term debt securitizations, the priority of payments is altered if the notes remain outstanding beyond the stated maturity dates and upon other termination events, in which case we would receive no cash flow from these transactions until the notes senior to our retained interests are retired.

Fluctuating interest rates could adversely affect our profit margins and ability to operate our business.

We borrow money from our lenders at variable interest rates and raise short-term deposits at prevailing rates in the relevant markets. We generally lend money at variable rates based on either prime or LIBOR indices. Our operating results and cash flow depend on the difference between the interest rates at which we borrow funds and raise deposits and the interest rates at which we lend these funds. Because many of our loans are currently below their contractual interest rate floors, upward movements in interest rates will not immediately result in additional interest income, although these movements would increase our cost of funds. Therefore, any upward movement in rates may result in a reduction of our net interest income. For additional information about interest rate risk, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management.

Interest on some of our borrowings is based in part on the rates and maturities at which vehicles sponsored by our lenders issue asset backed commercial paper. Changes in market interest rates or the relationship between market interest rates and asset backed commercial paper rates could increase the effective cost at which we borrow funds under some of our indebtedness.

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

Hedging instruments involve inherent risks and costs and may adversely affect our earnings.

We have entered into interest rate swap agreements and other contracts for interest rate risk management purposes. Our hedging activities vary in scope based on a number of factors, including the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

Because we do not employ hedge accounting, our hedging activity may materially adversely affect our earnings. Therefore, while we pursue such transactions to reduce our interest rate risks, it is possible that changes in interest rates may result in losses that we would not otherwise have incurred if we had not engaged in any such hedging transactions. For additional information, see Note 22 Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

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

Part of our investment strategy involves entering into derivative contracts that require us to fund cash payments in certain circumstances. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to funding sources at the time, and the need to fund these contingent liabilities could materially adversely impact our financial condition. For additional information, see Note 22, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Risks Related to Our Operations

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

In addition, given the short average maturity of CapitalSource Bank’s deposits to the maturity of its loans, the inability of CapitalSource Bank to raise or maintain deposits could compromise our ability to operate our business, impair our liquidity and threaten the solvency of CapitalSource Bank and the rest of CapitalSource.

Aside from deposit funding, CapitalSource Bank may obtain back-up liquidity from the FHLB SF, the FRB, and the Parent Company. The availability of these sources of funds may be limited or threatened in the event of a severe economic crisis. The access to borrowing from FHLB SF may be materially impacted should Congress alter or dissolve the Federal Home Loan Bank system. Our access to the FRB primary credit program may be materially impacted should the FRB modify its credit program and limit CapitalSource Bank’s access to the program. In addition, if the liquidity or financial performance of the Parent Company weakens, CapitalSource Bank may not be able to draw on the $150.0 million revolving credit facility it has established with the Parent Company. As a result, if the ability of CapitalSource Bank to attract and retain suitable levels of deposits weakens, this could negatively impact our business, financial condition, results of operations and the market price of our common stock.

We are subject to extensive government regulation and supervision which limit our flexibility and could result in adverse actions by regulatory agencies against us.

We are subject to extensive federal and state regulation and supervision that govern, limit or otherwise affect the activities in which we may engage, our ability to use our capital for certain business purposes and our ability to expand our business. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to banking laws or regulations, including changes in their interpretation or implementation, could materially affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit or restrict our ability to use capital for business purposes, limit the types of financial services and products we may offer or increase the ability of non-banks to offer competing financial services and products, among other things. In addition, increased regulatory requirements, whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition, results of operations and reputation.

Failure to comply with laws, regulations or policies or the regulatory orders pursuant to which CapitalSource Bank operates, even if unintentionally or inadvertently, could result, among other things, in sanctions by regulatory agencies, increased deposit insurance costs, civil monetary penalties or fines, issuance of cease and desist or other supervisory orders or reputation damage. Supervisory actions also could result in higher capital requirements, higher insurance premiums and additional limitations on our activities or termination of deposit insurance, which could have a material adverse effect on our business, financial condition, results of operations and reputation. See the Supervision and Regulation section of Item 1, Business, above, Note 19, Bank Regulatory Capital, in our accompanying audited consolidated financial statements for the year ended December 31, 2009 and Item 7, Financial Statements and Supplementary Data.

We face risks in connection with our strategic undertakings.

If appropriate opportunities present themselves, we may engage in strategic activities, which could include acquisitions, joint ventures, or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

In order to finance future strategic undertakings, we might obtain additional equity or debt financing. Such financing might not be available on terms favorable to us, or at all. If obtained, equity financing could be dilutive and the incurrence of debt and contingent liabilities could have material adverse effect on our business, results of operations and financial condition.

Our ability to execute strategic activities successfully will depend on a variety of factors. These factors likely will vary on the nature of the activity but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, operating effectively with any partner with whom we elect to do business, retaining key employees, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were able to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which should adversely affect our results of operations.

In addition, from time to time, we may develop and grow new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Our Agreement to sell our Direct Real Estate Investments is subject to conditions which may not be met.

In November 2009, we entered into an agreement with Omega to sell, in three closings over time, the remainder of our direct real estate investments. In December 2009, we completed the first closing and sold 40 long-term care facilities and anticipate selling an additional 40 long-term care facilities to Omega under the agreement in 2010. The third part of the transaction is an option that can be exercised by Omega to acquire 63 additional long-term care facilities at any time through December 31, 2011. We and Omega have made customary representations, warranties, covenants and indemnifications in the transaction documents, including, among others, covenants regarding the conduct of our entities’ business and other activities between the execution of the agreement and the closings. Consummation of the transactions contemplated by the agreement is subject to customary conditions, and there can be no assurance that the transactions will be consummated. We and Omega have termination rights pursuant to the agreement. As a result, the future closings of the transactions may not be completed on schedule or at all.

The “A” Participation Interest may not pay down to the extent necessary to avoid losses.

As the holder of the “A” Participation Interest, we are entitled to receive 70% of principal payments received with respect to the assets underlying the “A” Participation Interest, which include both loans and REO. Certain of the loans underlying the “A” Participation Interest are in default from time to time. The loan portfolio underlying the “A” Participation Interest includes commercial real estate construction loans which may be more susceptible to default than other commercial loans. Given current economic conditions affecting the commercial and residential real estate markets, we expect the level of defaults, and the level of losses associated with such defaults, to increase. To the extent losses on the underlying assets exceed expectations, the amount of principal available for distribution to us as the holder of the “A” Participation Interest could be reduced to a level which would cause us to experience credit losses. If losses reach levels in excess of the credit-enhancement features of the “A” Participation Interest, we could experience losses which would adversely impact our financial results. Although as the holder of the “A” Participation Interest we have no obligation to make any further advances with respect to the assets underlying the “A” Participation Interest, the failure of iStar Financial, Inc. and its subsidiaries (“iStar”) as the lender with respect to the underlying assets to meet its funding obligations could also contribute to losses on the assets underlying the “A” Participation Interest.

We also could experience losses in the event of the bankruptcy of iStar. iStar is the guarantor of the payment obligations to us as the holder of the “A” Participation Interest and such guaranty may be impaired if iStar files for bankruptcy. In the event of its bankruptcy, it is possible that iStar could seek to commingle collections on the “A” Participation Interest with its other funds making it difficult to indentify the funds as our property and for us to receive our money. Moreover, the characterization of the “A” Participation Interest as a true participation could be challenged in the bankruptcy of iStar. If the challenge were successful, the “A” Participation Interest would likely be viewed as a secured loan to iStar, entitling iStar in certain circumstances to use the collections on the “A” Participation Interest and to restructure the obligations owed to us as the holder of the “A” Participation Interest as part of a bankruptcy reorganization plan.

We revoked our REIT election which could have adverse legal implications.

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

We operated as a REIT from January 1, 2006 through December 31, 2008. Our senior management had limited experience in managing a portfolio of assets under the highly complex tax rules governing REITs and we cannot assure you that we successfully operated our business within the REIT requirements. Given the highly complex nature of the rules governing REITs and the importance of factual determinations, the Internal Revenue Service, or IRS, could contend that we violated REIT requirements in one or more of these years. We are currently under audit by the IRS for our 2006, 2007 and 2008 tax returns. To the extent it were to be determined that we did not comply with REIT requirements for one or more of our REIT years, we could be required to pay corporate federal income tax and certain state and local income taxes on our net income for the relevant years or we could be required to pay taxes that would be due if we were to avail ourselves of certain savings provisions to preserve our REIT status for the relevant years, either of which could have adverse affects on our historical, current and future financial results and the value of our common stock.

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

One of our wholly owned subsidiaries, CapitalSource Finance LLC (“Finance”), is a guarantor on certain of our indebtedness, which guarantees could be deemed to cause Finance to have outstanding securities for purposes of the Investment Company Act. Finance or other subsidiaries may guarantee future indebtedness from time to time. Even if one or more of our subsidiaries were deemed to be engaged in investment company business, and the provisions of the Investment Company Act were deemed to apply on an individual basis to our wholly owned subsidiaries, generally they could rely either on an exemption from registration under the Investment Company Act for banks or entities that do not offer securities to the public and do not have more than 100 security holders. Because it is possible such reliance could be deemed unavailable to Finance or some of our other subsidiaries, we also attempt to conduct Finance’s and such other subsidiaries’ businesses in a manner that we believe would permit them to rely on exemptions from registration under the Investment Company Act.

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

We rely on the computer and telephone systems and network infrastructure we use to conduct our business. These systems and infrastructure could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer and telephone equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our clients. In addition, we must be able to protect the computer systems and network infrastructure utilized by us against physical damage, security breaches and service disruption caused by the internet or other users. Such break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our systems and network infrastructure, which may result in significant liability to us and deter potential clients. While we have systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our systems and infrastructure, there can be no assurance that these measures will be successful and that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. In addition, the failure of our clients to maintain appropriate security for their systems also may increase our risk of loss in connection with loans made to them. The occurrence of any failures, interruptions or security breaches of systems and infrastructure could damage our reputation, result in a loss of business and/or clients, result in losses to us or our clients, subject us to additional regulatory scrutiny, cause us to incur additional expenses, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We may not pay dividends on our common stock.

We expect to retain a majority of our earnings, consistent with dividend policies of other commercial depository institutions, to redeploy in our business. Our board of directors, in its sole discretion, will determine the amount and frequency of dividends to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions prohibiting the payment of dividends after defaults. In addition, for so long as our 2014 Senior Secured Notes are outstanding, absent meeting certain thresholds, we cannot make cash dividend payments that exceed $0.01 per share per quarter. Consequently, we can not assure you that we will pay any dividend on our common stock. If we change our dividend policy our stock price could be adversely affected.

If a substantial number of shares available for sale are sold in a short period of time, the market price of our common stock could decline.

If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. As of February 22, 2010, we had 322,870,525 shares of common stock outstanding and had issued options then exercisable for 2,381,206 shares. Subject, in some cases, to Rule 144 compliance, all of these shares are eligible for sale in the public market. The perception in the public market that our existing shareholders might sell shares of common stock could also depress our market price. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities. Similarly, if we were to issue a substantial amount of common stock in exchange for outstanding indebtedness, and the recipients were to sell such common stock in the public market, the market price of our common stock could decrease significantly.

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

Our Healthcare Net Lease segment owns real estate for long-term investment purposes. These real estate investments primarily consist of long-term healthcare facilities generally leased through long-term, triple-net operating leases. We had $554.2 million in direct real estate investments as of December 31, 2009, which consisted primarily of land and buildings, of which $218.1 million were classified as a component of assets from discontinued operations in our audited consolidated balance sheets.

During the year ended December 31, 2009, we sold 82 long-term healthcare facilities and anticipate selling the remaining facilities in 2010 and 2011. Upon the completion of these asset sales, we will exit the skilled nursing home ownership business, but continue to actively provide financing for owners and operators in the long-term healthcare industry. As a result, much of the Healthcare Net Lease segment activity and assets are classified as discontinued operations in our audited consolidated balance sheets and audited consolidated statements of operations. For additional information, see Note 3, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Our direct real estate investment properties as of and for the year ended December 31, 2009, were as follows:

	Number of			Total
Facility Location	Facilities	Capacity(1)	Investment(2)	Revenues(3)
			($ in thousands)

Assisted Living Facilities:
Florida	4	206	$5,658	$209
Indiana	1	39	1,971	32

	5	245	7,629	241
Skilled Nursing Facilities:
Alabama	1	174	7,951	283
Arizona	2	192	9,306	294
Arkansas	2	185	1,605	120
California	1	99	4,661	104
Colorado	2	163	6,675	233
Florida	43	5,381	241,182	9,594
Indiana	11	1,041	45,641	1,335
Iowa	1	201	10,830	305
Kansas	1	82	2,665	74
Kentucky	5	344	21,860	584
Maryland	3	413	25,493	648
Massachusetts	1	124	11,224	330
Mississippi	4	448	31,422	1,067
New Mexico	1	102	3,058	69
North Carolina	6	682	39,146	820
Ohio	2	249	14,604	456
Oklahoma	5	657	18,143	360
Tennessee	3	438	31,801	2,397
Texas	4	405	9,474	3,957
Wisconsin	2	227	9,787	363

	100	11,607	546,528	23,393
Less multi-function facilities(4)	(2)	—	—	—

Total owned properties	103	11,852	$554,157	$23,634

(1)	Capacity of assisted living and long-term acute care facilities, which are apartment-like facilities, is stated in units (studio, one or two bedroom apartments). Capacity of skilled nursing facilities is measured by licensed bed count.

(2)	Represent the acquisition costs of the assets less any related accumulated depreciation as of December 31, 2009. Included in this amount were $218.1 million of investments, which were classified as discontinued operations as of December 31, 2009.

(3)	Represents the amount of operating lease income recognized in our audited consolidated statement of operations for the year ended December 31, 2009. Included in this amount were $16.3 million of revenues, which were classified as discontinued operations as of December 31, 2009.

(4)	Two of our properties in Florida serve as both assisted living facilities and skilled nursing facilities.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CSE.” The high and low sales prices for our common stock as reported by the NYSE for the quarterly periods during 2009 and 2008 were as follows:

	High	Low

2009:
Fourth Quarter	$4.34	$2.99
Third Quarter	$5.08	$3.55
Second Quarter	$4.97	$1.19
First Quarter	$4.62	$0.90
2008:
Fourth Quarter	$12.99	$2.75
Third Quarter	$14.75	$9.11
Second Quarter	$16.95	$9.75
First Quarter	$18.14	$7.56

On February 22, 2010, the last reported sale price of our common stock on the NYSE was $5.44 per share.

Holders

As of February 22, 2010, there were 1,729 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares, are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Dividend Policy

For the years ended December 31, 2009 and 2008, we declared and paid dividends as follows:

	Dividends
	Declared
	and Paid per
	Share
	2009	2008

Fourth Quarter(1)	$0.01	$0.05
Third Quarter	0.01	0.05
Second Quarter	0.01	0.60
First Quarter	0.01	0.60

Total dividends declared and paid	$0.04	$1.30

(1)	Dividend declared for the fourth quarter of 2008 was paid in January 2009.

For shareholders who held our shares for the entire year, the $0.04 per share dividend declared and paid in 2009 was classified for tax reporting purposes as ordinary dividends.

We expect to retain a majority of our earnings, consistent with dividend policies of other commercial depository institutions, to redeploy in our business. Our Board of Directors, in its sole discretion, will determine the amount and frequency of dividends to be provided to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions prohibiting the payment of dividends after defaults. In addition, for so long as our 2014 Senior Secured Notes are outstanding, absent meeting certain thresholds, we cannot make cash dividend payments that exceed $0.01 per quarter.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of our repurchases of shares of our common stock for the three months ended December 31, 2009, was as follows:

				Maximum Number
			Total Number of	of Shares (or
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value) that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

October 1 — October 31, 2009	8,226	$3.75	—	—
November 1 — November 30, 2009	3,479	3.78	—	—
December 1 — December 31, 2009	45,997	3.93	—	—

Total	57,702	3.89	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

Performance Graph

The following graph compares the performance of our common stock during the five-year period beginning on December 31, 2004 to December 31, 2009, with the S&P 500 Index and the S&P 500 Financials Index. The graph depicts the results of investing $100 in our common stock, the S&P 500 Index, and the S&P 500 Financials Index at closing prices on December 31, 2004, assuming all dividends were reinvested. Historical stock performance during this period may not be indicative of future stock performance.

Comparison of Cumulative Total Return

	Base
	Period	Year Ended December 31,
Company/Index	12/31/04	2005	2006	2007	2008	2009

CapitalSource Inc.	$100	$96.4	$127.2	$91.4	$27.3	$23.8
S&P 500 Index	100	104.9	121.5	128.2	80.7	102.1
S&P 500 Financials Index	100	106.5	126.9	103.3	46.1	54.1

ITEM 6.	SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with our audited consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information appearing elsewhere in this report. The following tables show selected portions of historical consolidated financial data as of and for the five years ended December 31, 2009. We derived our selected consolidated financial data as of and for the five years ended December 31, 2009, from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	($ in thousands, except for share and per share data)

Results of operations:
Interest income	$862,586	$1,199,529	$1,366,461	$1,102,780	$591,660
Fee income	22,884	33,099	63,346	71,304	39,440

Total interest and fee income	885,470	1,232,628	1,429,807	1,174,084	631,100
Operating lease income	33,985	31,896	33,444	2,656	—

Total investment income	919,455	1,264,524	1,463,251	1,176,740	631,100
Interest expense	437,713	693,357	859,180	619,346	199,805

Net investment income	481,742	571,167	604,071	557,394	431,295
Provision for loan losses	845,986	593,046	78,641	81,562	65,680

Net investment income after provision for loan losses	(364,244)	(21,879)	525,430	475,832	365,615
Depreciation of direct real estate investments	10,160	10,110	10,379	699	—
Other operating expenses	277,708	254,926	234,623	204,116	143,836
Total other (expense) income	(105,885)	(163,759)	(63,821)	52,759	33,423

Net (loss) income from continuing operations before income taxes and cumulative effect of accounting change	(757,997)	(450,674)	216,607	323,776	255,202
Income tax expense (benefit)(1)	136,314	(190,583)	87,563	37,177	98,332

Net (loss) income from continuing operations before cumulative effect of accounting changes	(894,311)	(260,091)	129,044	286,599	156,870
Cumulative effect of accounting change, net of taxes	—	—	—	370	—

Net (loss) income from continuing operations	(894,311)	(260,091)	129,044	286,969	156,870
Net (loss) income from discontinued operations, net of taxes	33,335	41,310	35,027	12,032	—
Gain (loss) from sale of discontinued operations, net of taxes	(8,071)	104	156	—	—

Net (loss) income	(869,047)	(218,677)	164,227	299,001	156,870
Net(loss) income attributable to noncontrolling interests	(28)	1,426	4,938	4,711	—

Net (loss) income attributable to CapitalSource Inc.	$(869,019)	$(220,103)	$159,289	$294,290	$156,870

Basic (loss) income per share:
From continuing operations	$(2.92)	$(1.04)	$0.67	$1.73	$1.30
From discontinued operations	0.08	0.16	0.18	0.07	—
Attributable to CapitalSource Inc.	$(2.84)	$(0.88)	$0.83	$1.77	$1.30
Diluted (loss) income per share:
From continuing operations	$(2.92)	$(1.04)	$0.67	$1.70	$1.27
From discontinued operations	0.08	0.16	0.18	0.07	—
Attributable to CapitalSource Inc.	$(2.84)	$(0.88)	$0.82	$1.74	$1.27
Average shares outstanding:
Basic	306,417,394	251,213,699	191,697,254	166,273,730	120,976,558
Diluted	306,417,394	251,213,699	193,282,656	169,220,007	123,433,645
Cash dividends declared per share	$0.04	$1.30	$2.38	$2.02	$0.50
Dividend payout ratio attributable to CapitalSource Inc.	(0.01)	(1.48)	2.87	1.14	0.38

(1)	As a result of our decision to elect REIT status beginning with the tax year ended December 31, 2006, we provided for income taxes for the years ended December 31, 2008, 2007 and 2006, based on effective tax rates of 36.5%, 39.4% and 39.9%, respectively, for the income earned by our taxable REIT subsidiaries (“TRSs”). We did not provide for any income taxes for the income earned by our qualified REIT subsidiaries for the years ended December 31, 2008, 2007 and 2006. We provided for income (benefit) expense on the consolidated (loss) incurred or income earned based on effective tax rates of (18.0)%, 43.5%, 39.6%, 11.1% and 38.5% in 2009, 2008, 2007, 2006 and 2005, respectively. Effective January 1, 2009, we revoked our REIT election.

	December 31,
	2009	2008	2007	2006	2005
	($ in thousands)

Balance sheet data:
Investment securities, available-for-sale	$960,591	$679,551	$13,309	$61,904	$50,461
Investment securities, held-to-maturity	242,078	14,389	—	—	—
Mortgage-related receivables, net	—	1,801,535	2,033,296	2,286,083	39,438
Mortgage-backed securities pledged, trading	—	1,489,291	4,030,180	3,476,424	322,027
Commercial real estate “A” Participation Interest, net	530,560	1,396,611	—	—	—
Total loans, net(1)	7,588,805	8,857,631	9,525,454	7,563,718	5,737,430
Direct real estate investments, net	336,007	346,167	358,901	361,874	—
Assets of discontinued operations, held for sale	260,541	686,466	706,547	383,097	—
Total assets	12,246,942	18,419,632	18,039,364	15,209,295	6,955,325
Deposits	4,483,879	5,043,695	—	—	—
Repurchase agreements	—	1,595,750	3,910,027	3,510,768	358,423
Credit facilities	542,781	1,445,062	2,207,063	2,251,658	2,450,452
Term debt	2,956,536	5,338,456	7,146,437	5,766,370	1,774,475
Other borrowings from continuing operations	1,466,834	1,493,243	1,592,894	1,227,247	714,579
Total borrowings from continuing operations	4,966,151	9,872,511	14,856,421	12,756,043	5,297,929
Liabilities of discontinued operations	223,149	130,173	136,999	55,934	—
Total shareholders’ equity	2,183,259	2,830,720	2,651,466	2,210,314	1,245,848
Portfolio statistics:
Number of loans closed to date	2,815	2,596	2,457	1,986	1,409
Number of loans paid off to date	(1,737)	(1,524)	(1,243)	(914)	(486)

Number of loans	1,078	1,072	1,214	1,072	923

Total loan commitments	$11,600,297	$13,296,755	$14,602,398	$11,929,568	$9,174,567
Average outstanding loan size	$7,720	$8,857	$8,128	$7,323	$6,487
Average balance of loans	$9,028,580	$9,655,117	$8,959,621	$6,932,389	$5,008,933
Employees as of year end	665	716	562	548	520

(1)	Includes loans held for sale and loans held for investment, net of deferred loan fees and discounts and the allowance for loan losses.

Year Ended December 31,
2009	2008	2007	2006	2005

Performance ratios:
Return on average assets:
(Loss) income from continuing operations	(6.13)%	(1.54)%	0.79%	2.35%	2.89%
Net (loss) income	(5.69)%	(1.25)%	0.95%	2.34%	2.89%
Return on average equity:
(Loss) income from continuing operations	(41.35)%	(10.95)%	6.36%	17.37%	13.81%
Net (loss) income	(31.96)%	(7.53)%	6.55%	14.89%	13.81%
Yield on average interest-earning assets(1)	6.39%	7.67%	9.20%	9.60%	11.61%
Cost of funds(1)	3.61%	4.90%	6.14%	5.97%	4.83%
Net finance margin(1)	3.39%	3.47%	3.78%	4.60%	7.94%
Operating expenses as a percentage of average total assets(1)	1.97%	1.57%	1.51%	1.68%	2.65%
Operating expenses (excluding direct real estate investment depreciation) as a percentage of average total assets(1)	1.90%	1.51%	1.44%	1.67%	2.65%
Core lending spread(1)	7.40%	6.88%	6.63%	7.74%	9.01%
Credit quality ratios:
Loans 30-89 days contractually delinquent as a percentage of commercial lending assets (as of year end)	3.12%	2.76%	0.85%	2.16%	0.30%
Loans 90 or more days contractually delinquent as a percentage of commercial lending assets (as of year end)	4.80%	1.30%	0.60%	0.80%	0.71%
Loans on non-accrual status as a percentage of commercial lending assets (as of year end)	12.06%	4.05%	1.74%	2.35%	2.31%
Impaired loans as a percentage of commercial lending assets (as of year end)	14.12%	6.38%	3.25%	3.60%	3.35%
Net charge offs (as a percentage of average commercial lending assets)	6.63%	2.89%	0.64%	0.69%	0.27%
Allowance for loan losses as a percentage of commercial lending assets (as of year end)	6.63%	3.91%	1.42%	1.54%	1.47%
Capital and leverage ratios:
Total debt and deposits to equity (as of year end)(1)	4.40	x	6.56	x	7.14	x	6.77	x	4.53	x
Average equity to average assets(1)	14.83%	14.05%	12.46%	13.51%	20.96%
Equity to total assets (as of year end)(1)	17.90%	12.83%	12.01%	12.70%	17.91%

(1)	Ratios calculated based on continuing operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Highlights

We are a commercial lender which primarily, through our wholly owned subsidiary, CapitalSource Bank, provides financial products to middle market businesses and provides depository products and services in southern and central California. Prior to the formation of CapitalSource Bank, CapitalSource Inc. (“CapitalSource,” and together with its subsidiaries other than CapitalSource Bank, the “Parent Company”) conducted its commercial lending business through our other subsidiaries. Subsequent to CapitalSource Bank’s formation, substantially all new loans have been originated at CapitalSource Bank, and we expect this will continue to be the case for the foreseeable future. Our commercial lending activities in the Parent Company consist primarily of satisfying existing commitments made prior to CapitalSource Bank’s formation and receiving payments on our existing loan portfolio. Consequently, we expect that our loans at the Parent Company will gradually run off, while CapitalSource Bank’s loan portfolio will continue to grow. As of December 31, 2009, we had 1,078 loans outstanding, of which 58 were shared between CapitalSource Bank and the Parent Company. Our total loans had an aggregate outstanding balance of $8.3 billion.

We currently operate as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company; and our Healthcare Net Lease segment comprises our direct real estate investment business activities. For additional information, see Note 25, Segment Data, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Through our CapitalSource Bank segment activities, CapitalSource Bank provides a wide range of financial products primarily to small and middle market businesses across the United States and also offers depository products and services in southern and central California, which are insured by the FDIC to the maximum amounts permitted by regulation. As of December 31, 2009, CapitalSource Bank held a $530.6 million senior participation interest in a pool of commercial real estate loans and related assets (the “A” Participation Interest) and had 443 loans outstanding of which 58 loans were shared with the Parent Company. Our total loans had an aggregate principal balance held by CapitalSource Bank of $3.1 billion.

Through our Other Commercial Finance segment activities, the Parent Company has provided financial products primarily to small and middle market businesses. As of December 31, 2009, our Other Commercial Finance segment had 693 loans outstanding of which 58 loans were shared with CapitalSource Bank. Our total loans had an aggregate balance of $5.2 billion in the Parent Company.

During the year ended December 31, 2009, we sold 82 long-term healthcare facilities with a total net book value of $400.3 million, realizing a pre-tax loss of $9.4 million. Two transactions comprised 77 of the facilities sold. In November 2009, we sold 37 long-term healthcare facilities (the “November Sale Assets”) for approximately $100.0 million in cash. In December 2009, in the first step of a multi-step transaction, we sold 40 long-term healthcare facilities (the “Step 1 Assets”) to Omega Healthcare Investors, Inc. (“Omega”) for approximately $184.2 million in cash and approximately 1.4 million shares of Omega common stock valued at $25.6 million. In addition, by acquiring our facilities in the December 2009 closing, Omega became obligated to pay us $59.4 million of indebtedness associated with the Step 1 Assets. Step two of the transaction with Omega will include the sale of an additional 40 long-term healthcare facilities (the “Step 2 Assets”), which we expect to complete in 2010.

In December 2009, we also received approximately 1.3 million shares of Omega common stock valued at $25.0 million in consideration for a non-refundable option that can be exercised by Omega to acquire an additional 63 of our long-term healthcare facilities (the “Step 3 Assets”) at any time through December 31, 2011. Upon the completion of the sale of Step 2 Assets and Step 3 Assets, we will exit the skilled nursing home ownership business, but continue to actively provide financing for owners and operators in the long-term healthcare industry.

We have presented the financial condition and results of operations of all assets within our Healthcare Net Lease segment, with the exception of the Step 3 Assets, as discontinued operations for all periods presented.

Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business. The Step 3 Assets have been included in our continuing operations as they do not meet the criteria to be held for sale as of December 31, 2009. For additional information, see Note 3, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Consolidated Results of Operations

We currently operate as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company; and our Healthcare Net Lease segment comprises our direct real estate investment business activities.

The discussion that follows differentiates our results of operations between our segments.

Explanation of Reporting Metrics

Interest Income.  In our CapitalSource Bank segment, interest income represents interest earned on loans, the “A” Participation Interest, investment securities and cash and cash equivalents, as well as amortization of loan origination fees, net of the direct costs of origination. In our Other Commercial Finance segment, interest income represents interest earned on loans, coupon interest, other investments and cash and cash equivalents. In addition, interest income includes amortization of loan origination fees, net of direct costs of amortization and the amortization of purchase discounts and premiums, which are amortized into income using the interest method. Although the majority of our loans charge interest at variable rates that adjust periodically, we also have loans charging interest at fixed rates. In our Healthcare Net Lease segment, interest income represents interest earned on cash and restricted cash.

Fee Income.  In our CapitalSource Bank and Other Commercial Finance segments, fee income represents net fee income earned from our commercial loan operations. Fee income includes prepayment-related fees as well as other fees charged to borrowers. We currently do not generate any fee income in our Healthcare Net Lease segment.

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

Interest Expense.  Interest expense is the amount paid on deposits and borrowings, including the amortization of deferred financing fees and debt discounts. In our CapitalSource Bank segment, interest expense includes interest paid to depositors and interest paid on FHLB SF borrowings. In our Other Commercial Finance segment, interest expense includes borrowing costs associated with repurchase agreements, secured credit facilities, term debt, convertible debt and subordinated debt. In our Healthcare Net Lease segment, interest expense includes borrowing costs associated with mortgage debt. The majority of our borrowings charge interest at variable rates based primarily on one-month LIBOR or Commercial Paper (“CP”) rates plus a margin. Our 2014 Senior Secured Notes charge interest at a fixed rate. Our convertible debt, three series of our subordinated debt, our term debt recorded in connection with our investments in mortgage-related receivables and the intercompany debt within our Healthcare Net Lease segment bear a fixed rate of interest. Deferred financing fees, debt discounts and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

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

Other (Expense) Income.  In our CapitalSource Bank and Other Commercial Finance segments, other income (expense) consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, other-than-temporary impairment on investment securities, available for sale, gains (losses) on derivatives, due diligence deposits forfeited, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, servicing income, income from our management of various loans held by third parties, income (expenses) on operations of and gains (losses) on the sales of our REO, gains (losses) on debt extinguishment at the Parent Company, and other miscellaneous fees and expenses not attributable to our commercial lending and banking operations. In our Healthcare Net Lease segment, other income (expense) consists of gain (loss) on the sale of assets.

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

Income Taxes.  We provide for income taxes as a “C” corporation on income earned from operations. Currently, our subsidiaries cannot participate in the filing of a consolidated federal tax return. As a result, certain subsidiaries may have taxable income that cannot be offset by taxable losses or loss carryforwards of other entities. The Company and its subsidiaries are subject to federal, foreign, state and local taxation in various jurisdictions.

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases . Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

From 2006 through 2008, we operated as a REIT.  Effective January 1, 2009, we revoked our REIT election and recognized the deferred tax effects in our audited consolidated financial statements as of December 31, 2008. During the period we operated as a REIT, we were generally not subject to federal income tax at the REIT level on our net taxable income distributed to shareholders, but we were subject to federal corporate-level tax on the net taxable income of our taxable REIT subsidiaries, and we were subject to taxation in various foreign, state and local jurisdictions. In addition, we were required to distribute at least 90% of our REIT taxable income to our shareholders and meet various other requirements imposed by the Internal Revenue Code, through actual operating results, asset holdings, distribution levels, and diversity of stock ownership.

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. At December 31, 2009, the total valuation allowance was $385.9 million. Although realization is not assured, we believe it is more likely than not that the remaining recognized net deferred tax assets of $107.1 million as of December 31, 2009 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal. As of December 31, 2008, we recorded no valuation allowance against our deferred tax assets.

Operating Results for the Years Ended December 31, 2009, 2008 and 2007

Our results of operations for 2009 were impacted by the global recession, a challenging credit market environment, the availability of liquidity, and the effect of revoking our REIT election effective January 1, 2009. As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2009 compared to 2008 were:

•	Increased provision for loan losses;

•	Increased income tax expense due primarily to deferred tax asset valuation allowances established in 2009 and deferred tax benefit recorded in 2008 related to the revocation of our REIT election;

•	The inclusion of a full year of CapitalSource Bank operations in 2009, as opposed to five months in 2008 as it commenced operations on July 25, 2008;

•	Decreased balance of our commercial lending portfolio;

•	Gains and losses on our residential mortgage investment portfolio;

•	Gains and losses on extinguishment of our debt;

•	Losses on derivatives and other investments in our Other Commercial Finance segment;

•	Changes in lending and borrowing spreads; and

•	Divestiture of a substantial portion of our Healthcare Net Lease segment.

Our consolidated operating results for the year ended December 31, 2009, compared to the year ended December 31, 2008, and for the year ended December 31, 2008, compared to the year ended December 31, 2007, were as follows:

	Year Ended December 31,			2009 vs. 2008	2008 vs. 2007
	2009	2008	2007	% Change	% Change
	($ in thousands)

Interest income	$862,586	$1,199,529	$1,366,461	(28)%	(12)%
Fee income	22,884	33,099	63,346	(31)	(48)
Operating lease income	33,985	31,896	33,444	7	(5)
Interest expense	437,713	693,357	859,180	(37)	(19)
Provision for loan losses	845,986	593,046	78,641	43	654
Depreciation of direct real estate investments	10,160	10,110	10,379	—	(3)
Operating expenses	277,708	254,926	234,623	9	9
Other expense	(105,885)	(163,759)	(63,821)	35	(157)
Net (loss) income from continuing operations before income taxes	(757,997)	(450,674)	216,607	(68)	(308)
Income tax expense (benefit)	136,314	(190,583)	87,563	172	(318)
Net (loss) income from continuing operations	(894,311)	(260,091)	129,044	(244)	(302)
Net income from discontinued operations, net of taxes	33,335	41,310	35,027	(19)	18
(Loss) gain from sale of discontinued operations, net of taxes	(8,071)	104	156	(7,861)	(33)
Net (loss) income	(869,047)	(218,677)	164,227	(297)	(233)
Net (loss) income attributable to noncontrolling interests	(28)	1,426	4,938	(102)	(71)
Net (loss) income attributable to CapitalSource Inc.	(869,019)	(220,103)	159,289	(295)	(238)

Our consolidated yields on income earning assets and the costs of interest-bearing liabilities for the years ended December 31, 2009, 2008 and 2007, were as follows:

	Year Ended December 31,
	2009			2008			2007
	Weighted	Net	Average	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest-earning assets:
Interest income		$862,586	6.23%		$1,199,529	7.47%		$1,366,461	8.49%
Fee income		22,884	0.16		33,099	0.20		63,346	0.71

Total interest-earning assets(1)	$13,855,334	885,470	6.39	$16,066,509	1,232,628	7.67	$15,546,942	1,429,807	9.20
Total direct real estate investments	335,031	33,985	10.14	377,606	31,896	8.45	576,731	33,444	5.80

Total income earning assets	14,190,365	919,455	6.48	16,444,115	1,264,524	7.69	16,123,673	1,463,251	9.08
Total interest-bearing liabilities(2)	12,125,042	437,713	3.61	14,164,378	693,357	4.90	13,992,038	859,180	6.14

Net finance spread		$481,742	2.87%		$571,167	2.79%		$604,071	2.94%

Net finance margin			3.39%			3.47%			3.75%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, marketable securities, mortgage-related receivables, RMBS, loans, the “A” Participation Interest and investments in debt securities.

(2)	Interest-bearing liabilities include deposits, repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Discontinued Operations

During the year ended December 31, 2009, we sold 82 healthcare facilities and anticipate selling our remaining facilities in 2010 and 2011. Upon the completion of these asset sales, we will exit the skilled nursing facility ownership business, but continue to actively provide financing for owners and operators in the long-term healthcare industry. As a result, all consolidated comparisons below reflect the continuing results of our operations. For operating information about our discontinued operations, see the Healthcare Net Lease Segment section.

Operating Expenses

2009 vs. 2008.  The increase in consolidated operating expenses to $277.7 million for the year ended December 31, 2009 from $254.9 million for the year ended December 31, 2008 was primarily due to the inclusion of twelve months of operating expenses related to CapitalSource Bank in 2009, while only five months were included in 2008. Also contributing to the increase was a $8.0 million increase in FDIC premiums paid by CapitalSource Bank, including a one-time special assessment of $2.5 million paid to the FDIC’s Deposit Insurance Fund, which was part of a required payment for all insured institutions, a $7.2 million increase in rental expenses, primarily due to the addition of CapitalSource Bank occupancy expenses as well as a new office lease in Chevy Chase, Maryland, and a $4.7 million increase in professional fees. These increases were partially offset by a $1.8 million decrease in marketing expenses, related primarily to the one-time promotion and advertising expenses related to the commencement of CapitalSource Bank’s operations and a $4.1 million decrease in travel and entertainment expenses.

2008 vs. 2007.  The increase in consolidated operating expenses to $254.9 million for the year ended December 31, 2008 from $234.6 million for the year ended December 31, 2007 was primarily due to a $23.2 million increase in professional fees, including a write-off of previously capitalized costs related to a terminated merger transaction, fees related to the previously planned initial public offering of CapitalSource Healthcare REIT, consulting fees and legal and other professional fees related to the formation and commencement of operations of CapitalSource Bank, a $3.0 million increase in depreciation and amortization expense primarily resulting from increases in depreciation on CapitalSource Bank’s fixed assets, and a $3.5 million increase in rent and marketing expense related to CapitalSource Bank. These increases were primarily offset by a $14.4 million decrease in total employee compensation and a $2.3 million decrease in travel and entertainment expenses. The decrease in employee compensation was primarily due to a $21.7 million decrease in incentive compensation partially offset by a $4.1 million increase in salaries. For the years ended December 31, 2008 and 2007, incentive compensation totaled $60.0 million and $81.7 million, respectively. Incentive compensation comprises annual bonuses, as well as expense attributed to stock options, restricted stock awards and restricted stock units, which generally have vesting periods ranging from three to five years.

Income Taxes

2009 vs. 2008.  Consolidated income tax expense for the year ended December 31, 2009 was $136.3 million, compared to an income tax benefit of $190.6 million for the year ended December 31, 2008. The change in income tax expense was caused primarily by deferred tax asset valuation allowances established in 2009 and deferred tax benefit recorded in 2008 related to the revocation of our REIT election.

2008 vs. 2007.  As a result of our decision to elect REIT status beginning with the tax year ended December 31, 2006, we provided for income taxes for the years ended December 31, 2008 and 2007, based on effective tax rates of 36.5% and 39.4%, respectively, for the income earned by our TRSs. We did not provide for any income taxes for the income earned by our qualified REIT subsidiaries for the years ended December 31, 2008 and 2007. We provided for income taxes on the consolidated income earned based on a 43.5% and 39.6% effective tax rate in 2008 and 2007, respectively. We revoked our REIT election effective January 1, 2009. As a result of our REIT revocation, we have recorded $97.7 million in deferred tax benefit and $97.7 million in net deferred tax asset on our audited consolidated financial statements as of and for the year ended December 31, 2008.

Comparison of the Years Ended December 31, 2009, 2008 and 2007

We have reclassified all comparative prior period segment information to reflect our three reportable segments. The discussion that follows differentiates our results of operations between our segments.

CapitalSource Bank Segment

CapitalSource Bank commenced operations on July 25, 2008. As a result, the comparison of the results of operations for this segment relates to the full year ended December 31, 2009 and only 160 days of operations in 2008.

Our CapitalSource Bank segment operating results for the year ended December 31, 2009, compared to the year ended December 31, 2008, were as follows:

	Year Ended December 31,
	2009	2008	% Change
	($ in thousands)

Interest income	$307,653	$146,542	110%
Fee income	6,462	1,562	314
Interest expense	111,993	76,246	47
Provision for loan losses	213,381	55,600	284
Operating expenses	100,474	43,287	132
Other income	34,806	12,451	180
Income tax benefit	(6,228)	(6,089)	(2)
Net loss	(70,699)	(8,489)	(733)

Interest Income

2009 vs. 2008.  Total interest income increased to $307.7 million for the year ended December 31, 2009 from $146.5 million for the year ended December 31, 2008, with an average yield on interest-earning assets of 5.53% as compared to 5.70% in 2008. The increase was primarily due to the inclusion of only five months of its operations in 2008 as CapitalSource Bank commenced operations on July 25, 2008 compared to a full year in 2009. During the years ended December 31, 2009 and 2008, interest income on loans was $209.3 million and $74.3 million, respectively, yielding 7.16% and 6.93% on an average loan balance of $2.9 billion and $1.1 billion, respectively. During the year ended December 31, 2009, $11.4 million of our accrued interest was reversed on non-accrual loans and negatively impacted the yield on loans by 0.39%. We did not reverse any accrued interest on non-accrual loans during the year ended December 31, 2008.

Interest income on the “A” Participation Interest was $47.5 million and $54.2 million, during the years ended December 31, 2009 and 2008, respectively, yielding 5.23% and 7.74% on an average balance of $907.6 million and $701.0 million, respectively. During the years ended December 31, 2009 and 2008, we accreted $29.8 million and $23.8 million, respectively, of discount into interest income on loans in our audited consolidated statements of operations. Changes from one period to the next in actual or expected repayments may have a material impact on our interest income and yield recognized during the period.

During the years ended December 31, 2009 and 2008, interest income from our investments, including available-for-sale and held-to-maturity securities, was $46.5 million and $7.5 million, respectively, yielding 4.64% and 3.76% on an average balance of $1.0 billion and $200.0 million, respectively. During the year ended December 31, 2009, $1.4 billion and $236.4 million of our investment securities, available-for-sale and held-to-maturity, respectively, were purchased while $1.2 billion and $23.4 million, respectively, of principal repayments were received. For the year ended December 31, 2008, $1.2 billion and $14.3 million of our investment securities, available-for-sale and held-to-maturity, respectively, were purchased, and $478.1 million in principal repayments were received from available-for-sale securities.

During the years ended December 31, 2009 and 2008, interest income on cash and cash equivalents was $4.4 million and $10.6 million, respectively, yielding 0.53% and 1.70% on an average balance of $816.3 million and $619.4 million, respectively.

Fee Income

2009 vs. 2008.  Fee income increased to $6.5 million for the year ended December 31, 2009 from $1.6 million for the year ended December 31, 2008, with an average yield on interest-earning assets of 0.11% and 0.06%, respectively, primarily due to an increase in new loans at CapitalSource Bank combined with the impact of twelve months of operations included in 2009 compared with five months in 2008.

Interest Expense

2009 vs. 2008.  Total interest expense increased to $112.0 million for the year ended December 31, 2009 from $76.2 million for the year ended December 31, 2008. The increase was primarily due to the inclusion of only five months of its operations in 2008 as CapitalSource Bank commenced operations on July 25, 2008 compared to a full year in 2009. During the years ended December 31, 2009 and 2008, our average cost of interest-bearing liabilities was 2.36% and 3.45%, respectively. Our average balance of interest-bearing liabilities, consisting of deposits and borrowings, was $4.7 billion and $2.2 billion, during the years ended December 31, 2009 and 2008, respectively. Our interest expense on deposits for the years ended December 31, 2009 and 2008, was $109.4 million and $76.2 million, respectively, with an average cost of deposits of 2.38% and 3.45% on an average balance of $4.6 billion and $2.2 billion, respectively. During the year ended December 31, 2009, $5.9 billion of our time deposits matured with a weighted average interest rate of 3.03% and $5.3 billion of new time deposits were issued at a weighted average interest rate of 1.64%. During the year ended December 31, 2008, $3.1 million of our time deposits, including brokered deposits, matured with a weighted average interest rate of 3.47% and $2.9 billion of new time deposits were issued at a weighted average interest rate of 3.48%. Additionally, during the year ended December 31, 2009, our weighted average interest rate of our liquid deposits, savings and money market accounts, declined from 2.66% at the beginning of the year to 1.06% at end of the year. During the year ended December 31, 2009, our interest expense on borrowings, primarily consisting of FHLB SF borrowings, was $2.6 million with an average cost of 1.92% on an average balance of $133.2 million. For the year ended December 31, 2008, our weighted average interest rate of our liquid deposits, savings and money market accounts, increased from 2.62% to 2.66% at the end of the period. During the year ended December 31, 2009, no borrowings matured or were repaid. There were no borrowings from the FHLB SF during the year ended December 31, 2008.

Net Finance Margin

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009			2008
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest-earning assets:
Interest income		$307,653	5.32%		$146,542	5.55%
Fee income		6,462	0.22		1,562	0.15

Total interest-earning assets(1)	$5,672,675	314,115	5.54	$2,600,219	148,104	5.70
Total interest-bearing liabilities(2)	4,738,114	111,993	2.36	2,207,209	76,246	3.45

Net finance spread		$202,122	3.18%		$71,858	2.25%

Net finance margin			3.56%			2.76%

(1)	Interest-earning assets include cash and cash equivalents, investments, the “A” Participation Interest and loans.

(2)	Interest-bearing liabilities include deposits and borrowings.

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

Operating Expenses

2009 vs. 2008.  Operating expenses increased to $100.5 million for the year ended December 31, 2009 from $43.3 million, for the year ended December 31, 2008. The increase was primarily due to the inclusion of only five months of its operations in 2008 as CapitalSource Bank commenced operations on July 25, 2008 compared to a full year in 2009. The increase also reflects an increase in deposit premium expense due to an increase in the FDIC deposit premium assessment rate and a special assessment of $2.5 million, which was part of a required payment for all insured institutions, offset by lower advertising and promotion costs of $1.0 million related to the commencement of CapitalSource Bank’s operations.

CapitalSource Bank relies on the Parent Company to source loans, provide loan origination due diligence services and perform certain underwriting services. For these services, CapitalSource Bank pays the Parent Company loan sourcing fees based upon the funded amount of each new loan funded by CapitalSource Bank during the period. Based on our accounting policies, we do not capitalize loan sourcing fees, as these fees are eliminated in consolidation. These fees are included in other operating expense of this segment and were $14.6 million and $7.6 million for the years ended December 31, 2009 and 2008, respectively. CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee. Each sublease arrangement was established based on then market rates for comparable subleases.

Other Income

2009 vs. 2008.  Other income, which primarily consists of loan servicing fees paid to CapitalSource Bank by the Parent Company, increased to $34.8 million for the year ended December 31, 2009 from $12.5 million for the year ended December 31, 2008. CapitalSource Bank provides loan servicing for loans and other assets, which are owned by the Parent Company and third parties. During the years ended December 31, 2009 and 2008, CapitalSource Bank provided loan servicing to the Parent Company. Loans and other assets being serviced by CapitalSource Bank for the benefit of others were $7.7 billion and $9.5 billion, respectively, as of December 31, 2009 and 2008, of which $5.2 billion and $6.8 billion, respectively, were owned by the Parent Company. All loan servicing fees paid by the Parent Company to CapitalSource Bank are eliminated in consolidation.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the year ended December 31, 2009, compared to the year ended December 31, 2008, and for the year ended December 31, 2008, compared to the year ended December 31, 2007, were as follows:

	Year Ended December 31,			2009 vs. 2008	2008 vs. 2007
	2009	2008	2007	% Change	% Change
	($ in thousands)

Interest income	$573,543	$1,059,514	$1,366,465	(46)%	(22)%
Fee income	16,422	31,190	63,346	(47)	(51)
Interest expense	318,662	591,645	824,558	(46)	(28)
Provision for loan losses	632,605	537,446	78,641	18	583
Operating expenses	213,042	223,697	226,550	(5)	(1)
Other expense	(91,080)	(138,174)	(63,790)	34	(117)
Income tax expense (benefit)	143,800	(183,146)	87,563	179	(309)
Net (loss) income	(809,224)	(217,112)	148,709	(273)	(246)
Net loss attributable to noncontrolling interests	(28)	(706)	(1,037)	96	32
Net (loss) income attributable to CapitalSource Inc.	(809,196)	(216,406)	149,746	(274)	(245)

Interest Income

2009 vs. 2008.  Interest income decreased to $573.5 million for the year ended December 31, 2009 from $1.1 billion for the year ended December 31, 2008, primarily due to an increase in non-accrual loans, a decrease in average total interest-earning assets and a decrease in yield on average interest-earning assets. During the year ended December 31, 2009, our average balance of interest-earning assets decreased by $5.3 billion, or 39.3%, compared to the year ended December 31, 2008, primarily due to the sale of $1.6 billion of residential mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (“Agency RMBS”) during the first quarter of 2009 as well as a decrease in loans resulting from the sale of $2.2 billion of loans to CapitalSource Bank from the Parent Company in 2008. During the year ended December 31, 2009, yield on average interest-earning assets decreased to 7.23% compared to 8.12% for the year ended December 31, 2008. This decrease was primarily the result of a decrease in the interest component of yield to 7.03% for the year ended December 31, 2009, from 7.88% for the year ended December 31, 2008, due to an increase in non-accrual loans and the sale of the mortgage related receivables, a decrease in short-term interest rates, partially offset by an increase in our core lending spread. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

2008 vs. 2007.  Interest income decreased to $1.1 billion for the year ended December 31, 2009 from $1.4 billion for the year ended December 31, 2008, primarily due to an increase in non-accrual loans, a decrease in average total interest-earning assets and a decrease in yield on average interest-earning assets. During the year ended December 31, 2008, our average balance of interest-earning assets decreased by $2.1 billion, or 13.4%, compared to the year ended December 31, 2007, primarily due to the sale of loans to CapitalSource Bank. During the year ended December 31, 2008, yield on average interest-earning assets decreased to 8.12% compared to 9.22% for the year ended December 31, 2007. This decrease was primarily the result of a decrease in the interest component of yield to 7.88% for the year ended December 31, 2008, from 8.81% for the year ended December 31, 2007, due to changes in the short-term interest rates, partially offset by our core lending spread. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

Fee Income

2009 vs. 2008.  Fee income decreased to $16.4 million for the year ended December 31, 2009 from $31.2 million for the year ended December 31, 2008, with an average yield on interest-earning assets of 0.20% and 0.24%, respectively, primarily due to a decrease in prepayment fees and unused line fees.

2008 vs. 2007.  Fee income decreased to $31.2 million for the year ended December 31, 2008 from $63.3 million for the year ended December 31, 2007, with an average yield on interest-earning assets of 0.24% and 0.41%, respectively, primarily due to a decrease in prepayment fees.

Interest Expense

2009 vs. 2008.  We fund our Other Commercial Finance segment activities largely through debt, and the decrease in interest expense to $318.7 million for the year ended December 31, 2009 from $591.6 million for the year ended December 31, 2008 was primarily due to a decrease in average interest-bearing liabilities of $4.5 billion, or 38.8%, primarily due to repayment of repurchase agreements of $1.6 billion during the first quarter of 2009. Also contributing to the decrease in our interest expense was a decrease in our cost of borrowings, which was 4.46% and 5.07% for the years ended December 31, 2009 and 2008, respectively, as a result of lower LIBOR and CP rates on which interest on our term securitizations and credit facilities is based.

2008 vs. 2007.  The decrease in interest expense to $591.6 million for the year ended December 31, 2008 from $824.6 million for the year ended December 31, 2007 was primarily due to a decrease in average interest-bearing liabilities of $1.9 billion, or 14.1%, primarily due to the sale of loans to CapitalSource Bank. Also contributing to the decrease in our interest expense was a decrease in our cost of borrowings, which was 5.07% compared to 6.08% for the years ended December 31, 2008 and 2007, respectively, as a result of lower LIBOR and CP rates on which interest on our term securitizations and credit facilities is based.

Net Finance Margin

2009 vs. 2008.  Net finance margin was 3.32% for the year ended December 31, 2009, a decrease of 0.39% from 3.71% for the year ended December 31, 2008. The decrease in net finance margin was primarily due to the decrease in interest income offset by a decrease in our costs of funds as measured by a spread to short-term market rates on interest such as LIBOR. Net finance spread was 2.77% for the year ended December 31, 2009, a decrease of 0.28% from 3.05% for the year ended December 31, 2008. The decrease in net finance spread is attributable to the changes in its interest-earning assets and interest-bearing liabilities as described above.

2008 vs. 2007.  Net finance margin was 3.71% for the year ended December 31, 2008, a decrease of 0.19% from 3.90% for the year ended December 31, 2007. The decrease in net finance margin was primarily due to the decrease in interest income offset by a decrease in our costs of funds as measured by a spread to short-term market rates on interest such as LIBOR. Net finance spread was 3.05% for the year ended December 31, 2008, a decrease of 0.09% from 3.14% for the year ended December 31, 2007. The decrease in net finance spread is attributable to the changes in its interest-earning assets and interest-bearing liabilities as described above.

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009			2008			2007
	Weighted	Net	Average	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest-earning assets:
Interest income		$573,543	7.03%		$1,059,514	7.88%		$1,366,465	8.81%
Fee income		16,422	0.20		31,190	0.24		63,346	0.41

Total interest-earning assets(1)	$8,162,038	589,965	7.23	$13,440,001	1,090,704	8.12	$15,513,639	1,429,811	9.22
Total interest-bearing liabilities(2)	7,137,868	318,662	4.46	11,659,636	591,645	5.07	13,566,393	824,558	6.08

Net finance spread		$271,303	2.77%		$499,059	3.05%		$605,253	3.14%

Net finance margin			3.32%			3.71%			3.90%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest-bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

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

Operating Expenses

2009 vs. 2008.  Operating expenses decreased to $213.0 million for the year ended December 31, 2009 from $223.7 million for the year ended December 31, 2008, primarily due to a $28.3 million decrease in compensation and benefits, primarily related to a $18.4 million decrease in incentive compensation, and a $4.3 million decrease in travel and entertainment expenses, partially offset by a $15.7 million increase in loan servicing fees paid to CapitalSource Bank, a $3.0 million increase in professional fees and a $2.7 million increase in rent expense resulting from a new office lease in Chevy Chase, Maryland. Operating expenses as a percentage of average total assets, increased to 2.43% for the year ended December 31, 2009, from 1.58% for the year ended December 31, 2008.

2008 vs. 2007.  Operating expenses decreased to $223.7 million for the year ended December 31, 2008 from $226.6 million for the year ended December 31, 2007, primarily due a $34.4 million decrease in employee compensation resulting from decreases in incentive compensation and a $2.9 million decrease in travel and entertainment expenses, partially offset by a $22.6 million increase in professional fees, including a write-off of previously capitalized costs related to a terminated merger transaction, fees related to the previously planned initial public offering of CapitalSource Healthcare REIT, consulting fees and legal and other professional fees related to the formation and commencement of operations of CapitalSource Bank. Also partially offsetting the decrease was a $13.6 million increase in loan servicing fees paid to CapitalSource Bank. Operating expenses as a percentage of average total assets, increased to 1.58% for the year ended December 31, 2008, from 1.42% for the year ended December 31, 2007.

Other Expenses

2009 vs. 2008.  Other expenses decreased to $91.1 million for the year ended December 31, 2009 from $138.2 million for the year ended December 31, 2008, primarily due to decreases in losses on our investments, decreases in losses on our derivative instruments and changes in our residential mortgage investment portfolio, partially offset by losses on debt extinguishment and increased losses on REO.

Losses on investments decreased to $30.7 million for the year ended December 31, 2009 from $73.6 million for the year ended December 31, 2008, primarily due to lower losses on our cost basis investments as well as a decrease in impairments on available-for-sale investments. Net losses on derivatives decreased to $13.1 million for the year ended December 31, 2009 from $41.1 million for the year ended December 31, 2008, primarily due to changes in fair value of swaps used in hedging certain of our assets and liabilities to minimize our exposure to interest rate movements. In addition, 2008 losses on derivatives included losses of $8.2 million related to collateralized loan obligations. Gains on our residential mortgage investment portfolio securities were $15.3 million for the year ended December 31, 2009 compared with losses of $102.8 million for the year ended December 31, 2008. Our residential mortgage-backed securities were sold and the related derivatives were unwound during the first quarter of 2009.

Losses on debt extinguishment were $40.5 million for the year ended December 31, 2009, compared to gains on debt extinguishment of $58.9 million for the year ended December 31, 2008. In addition, we recorded losses on REO of $45.8 million for the year ended December 31, 2009 compared to losses of $19.7 million for the year ended December 31, 2008, primarily due to the continued softening of the real estate market resulting in increased realized losses on these properties as the portfolio is liquidated.

2008 vs. 2007.  Other expenses increased to $138.2 million for the year ended December 31, 2008 compared with $63.8 million for the year ended December 31, 2007, primarily due to losses on our investments and losses on our residential mortgage investment portfolio, partially offset by gains on debt extinguishment and decreased losses on our derivative instruments.

Losses on investments were $73.6 million for the year ended December 31, 2008 compared with gains of $20.3 million for the year ended December 31, 2007, primarily due to increased losses on our cost basis investments as well as an increase in impairments on available-for-sale investments in 2008. Losses on our residential mortgage investment portfolio securities were $102.8 million for the year ended December 31, 2008 compared with losses of $75.2 million for the year ended December 31, 2007, primarily due to a $32.0 million increase in net unrealized losses on our Agency RMBS.

Losses on debt extinguishment were $58.9 million for the year ended December 31, 2008, compared to losses on debt extinguishment of $0.7 million for the year ended December 31, 2007. Net losses on derivatives decreased to $41.1 million for the year ended December 31, 2008 from $46.2 million for the year ended December 31, 2007, primarily due to changes in fair value of swaps used in hedging certain of our assets and liabilities to minimize our exposure to interest rate movements.

Healthcare Net Lease Segment

Healthcare Net Lease segment operating results for the year ended December 31, 2009, compared to the year ended December 31, 2008, and for the year ended December 31, 2008, compared to the year ended December 31, 2007, were as follows:

	Year Ended December 31,			2009 vs. 2008	2008 vs. 2007
	2009	2008	2007	% Change	% Change
	($ in thousands)

Interest income	$450	$1,055	$1,362	(57)%	(23)%
Fee income	—	347	—	(100)	N/A
Operating lease income	33,985	31,896	33,444	7	(5)
Interest expense	20,109	37,546	35,988	(46)	4
Depreciation of direct real estate investments	10,160	10,110	10,379	—	(3)
Other operating expenses	8,854	11,200	8,073	(21)	39
Other (expense) income	(2,136)	41	(31)	(5,310)	232
Net loss from continuing operations	(6,824)	(25,517)	(19,665)	73	(30)
Net income from discontinued operations, net of taxes	33,335	41,310	35,027	(19)	18
(Loss) gain from sale of discontinued operations, net of taxes	(8,071)	104	156	(7,861)	(33)
Income tax expense	(1,258)	(1,348)	—	7	N/A
Net income	19,698	17,245	15,518	14	11
Net income attributable to noncontrolling interests	—	2,132	5,975	(100)	(64)
Net income attributable to CapitalSource Inc.	19,698	15,113	9,543	30	58

Discontinued Operations

During the year ended December 31, 2009, we sold 82 healthcare facilities and anticipate selling our remaining facilities in 2010 and 2011. Upon the completion of these asset sales, we will exit the skilled nursing facility ownership business, but continue to actively provide financing for owners and operators in the long-term healthcare industry. As a result, comparisons provided reflect the continuing results of our operations for the Healthcare Net Lease segment.

Income from discontinued operations was $25.3 million, net of a loss on disposal of $8.1 million, for the year ended December 31, 2009, compared with $41.4 million, including a gain on disposal of $0.1 million, for the year ended December 31, 2008, and compared with $35.2 million, including a gain on disposal of $0.2 million, for the year ended December 31, 2007. For additional information, see Note 3, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Operating Lease Income

2009 vs. 2008.  Operating lease income increased to $34.0 million for the year ended December 31, 2009 from $31.9 million for the year ended December 31, 2008.

2008 vs. 2007.  Operating lease income decreased to $31.9 million for the year ended December 31, 2008 from $33.4 million for the year ended December 31, 2007.

Interest Expense

2009 vs. 2008.  Interest expense decreased to $20.1 million for the year ended December 31, 2009 from $37.5 million for the year ended December 31, 2008 primarily due to a decrease in the cost of borrowings to 4.95% from 7.24% for the years ended December 31, 2009 and 2008, respectively. The overall borrowing spread to average one-month LIBOR for the year ended December 31, 2009 was 4.62% compared to 4.57% for the year ended December 31, 2008.

2008 vs. 2007.  Interest expense increased to $37.5 million for the year ended December 31, 2008 from $36.0 million for the year ended December 31, 2007 primarily due an increase in the cost of borrowings. Our cost of borrowings increased to 7.24% for the year ended December 31, 2008, from 6.76% for the year ended December 31, 2007. Our overall borrowing spread to average one-month LIBOR for the year ended December 31, 2008, was 4.57% compared to 1.51% for the year ended December 31, 2007.

Depreciation of Direct Real Estate Investments

2009 vs. 2008.  Depreciation on our direct real estate investments remained constant for the year ended December 31, 2009 compared with the year ended December 31, 2008.

2008 vs. 2007.  Depreciation on our direct real estate investments remained constant for the year ended December 31, 2008 compared with the year ended December 31, 2007.

Other Operating Expenses

2009 vs. 2008.  Operating expenses decreased to $8.9 million for the year ended December 31, 2009 from $11.2 million for the year ended December 31, 2008, primarily due to a decrease in allocated overhead from the Parent Company. Operating expenses as a percentage of average total assets increased to 2.65% for the year ended December 31, 2009, from 3.01% for the year ended December 31, 2008.

2008 vs. 2007.  Operating expenses increased to $11.2 million for the year ended December 31, 2008 from $8.1 million for the year ended December 31, 2007, primarily due to an increase in allocated overhead from the Parent Company. Operating expenses as a percentage of average total assets increased to 3.01% for the year ended December 31, 2008, from 1.83% for the year ended December 31, 2007.

Net Income Attributable to Noncontrolling Interests

2009 vs. 2008.  The decrease in net income attributable to noncontrolling interests was primarily due to the redemption of certain noncontrolling interests during 2008 in connection with our direct real estate investments.

2008 vs. 2007.  The decrease in net income attributable to noncontrolling interests was primarily due to a decrease in our quarterly dividends during the year ended December 31, 2008 and the redemption of certain noncontrolling interests.

Financial Condition

CapitalSource Bank Segment

Portfolio Composition

As of December 31, 2009 and 2008, the composition of the CapitalSource Bank segment portfolio was as follows:

	December 31,
	2009	2008
	($ in thousands)

Assets:
Cash and cash equivalents(1)	$821,980	$1,238,173
Investment securities, available-for-sale	901,764	642,714
Investment securities, held-to-maturity	242,078	14,389
Commercial real estate “A” Participation Interest, net	530,560	1,396,611
Loans(2)	3,076,267	2,702,135
FHLB SF stock	20,195	20,195

Total	$5,592,844	$6,014,217

Liabilities:
Deposits	$4,483,879	$5,043,695
FHLB SF borrowings	200,000	—

Total	$4,683,879	$5,043,695

(1)	As of December 31, 2009 and 2008, the amounts include restricted cash of $65.9 million and $17.4 million, respectively.

(2)	Excludes deferred loan fees and discounts and the allowance for loan losses.

Cash and cash equivalents

As of December 31, 2009 and 2008, CapitalSource Bank had $822.0 million and $1.2 billion, respectively, in cash and cash equivalents, including restricted cash of $65.9 million and $17.4 million, respectively. Cash and cash equivalents consists of collections from our borrowers, amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Investment Securities, Available-for-Sale

As of December 31, 2009 and 2008, CapitalSource Bank owned $901.8 million and $642.7 million, respectively, in investment securities, available-for-sale. Included in these investment securities, available-for-sale, were Agency discount notes, Agency callable notes, Agency debt, Agency MBS, Non-agency MBS and corporate debt securities. CapitalSource Bank pledged substantially all of the investment securities, available-for-sale, to the FHLB SF and the FRB as a source of borrowing capacity as of December 31, 2009. For additional information, see Note 7, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Investment Securities, Held-to-Maturity

As of December 31, 2009 and 2008, CapitalSource Bank owned $242.1 million and $14.4 million, respectively, in investment securities, held-to-maturity, consisting of AAA-rated commercial mortgage-backed securities.

For additional information, see Note 7, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Commercial Real Estate “A” Participation Interest

As of December 31, 2009 and 2008, the “A” Participation Interest had an outstanding balance of $530.6 million and $1.4 billion, respectively, net of discount. We expect the “A” Participation Interest to be fully repaid during 2010. For additional information, see Note 6, Commercial Lending Assets and Credit Quality, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

CapitalSource Bank Segment Loan Portfolio Composition

As of December 31, 2009 and 2008, the CapitalSource Bank loan portfolio had outstanding balances of $3.1 billion and $2.7 billion, respectively. Total CapitalSource Bank loan portfolio reflected in the portfolio statistics below includes gross loans held for investment.

As of December 31, 2009 and 2008, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	December 31,
	2009		2008
	($ in thousands)

Commercial	$1,599,667	52%	$1,445,678	54%
Real estate	1,095,780	36	812,333	30
Real estate — construction	380,820	12	444,124	16

Total	$3,076,267	100%	$2,702,135	100%

As of December 31, 2009, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in	Due After One
	One Year	Year Through	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$176,140	$1,305,384	$118,143	$1,599,667
Real estate	75,641	937,839	82,300	1,095,780
Real estate — construction	292,025	88,795	—	380,820

Total	$543,806	$2,332,018	$200,443	$3,076,267

Substantially all of the CapitalSource Bank loan portfolio bears interest at adjustable rates pegged to an interest rate index plus a specified margin. Approximately 71% of the portfolio is subject to an interest rate floor. Due to low market interest rates as of December 31, 2009, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.67% as of December 31, 2009. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of December 31, 2009, the composition of CapitalSource Bank loan balances by index and by loan type were as follows:

	Loan Type
			Real Estate
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$366,992	$696,794	$377,900	$1,441,686	47%
3-Month LIBOR	12,326	98,982	—	111,308	4
6-Month LIBOR	—	11,912	—	11,912	—
Prime	552,556	62,642	2,920	618,118	20
Canadian Prime	20,851	—	—	20,851	1
Blended	640,964	122,946	—	763,910	24

Total adjustable rate loans	1,593,689	993,276	380,820	2,967,785	96
Fixed rate loans	5,978	102,504	—	108,482	4

Total loans	$1,599,667	$1,095,780	$380,820	$3,076,267	100%

As of December 31, 2009, the number of loans, average loan size, number of clients and average loan size per client by loan type were as follows:

				Average Loan
	Number	Average	Number of	Size per
	of Loans(1)	Loan Size	Clients	Client
	($ in thousands)

Commercial	270	$5,925	205	$7,803
Real Estate	159	6,892	149	7,354
Real Estate — construction	14	27,201	10	38,082

Overall CapitalSource Bank loan portfolio	443	6,944	364	8,451

(1)	Includes 58 loans shared with the Other Commercial Finance segment.

Credit Quality and Allowance for Loan Losses

As of December 31, 2009 and 2008, the principal balances of contractually delinquent accruing loans and non-accrual loans in the CapitalSource Bank loan portfolio were as follows:

	December 31,
	2009	2008
	($ in thousands)

Accruing loans 30-89 days contractually delinquent	$1,057	$—
Accruing loans 90 or more days contractually delinquent	17,695	—
Non-accrual loans	173,931	—

Of our non-accrual loans, $28.6 million were 30-89 days delinquent and $84.1 million were over 90 days delinquent as of December 31, 2009.

The activity in the allowance for loan losses for the years ended December 31, 2009 and 2008 was follows:

	Year Ended December 31,
	2009	2008
	($ in thousands)

Allowance for loan losses as of beginning of year	$55,600	$—
Provision for loan losses:
General	78,400	55,600
Specific	134,981	—

Total provision for loan losses	213,381	55,600
Charge offs	(116,473)	—

Allowance for loan losses as of end of year	$152,508	$55,600

Total gross loans as of end of year	$3,076,267	$2,702,135

Allowance for loan losses ratio	4.96%	2.06%
Provision for loan losses ratio	6.93%	2.06%
Net charge off ratio	3.79%	—

As of December 31, 2009 and 2008, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

During the years ended December 31, 2009, loans with an aggregate carrying value of $36.8 million, as of their respective restructuring dates, were involved in troubled debt restructurings. Loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The allocated reserves for loans that were involved in troubled debt restructurings were $2.2 million, as of December 31, 2009. As of December 31, 2008, CapitalSource Bank did not have any loans subject to troubled debt restructurings.

Of the total $135.0 million specific provision for loan losses for the year ended December 31, 2009, $109.5 million related to commercial real estate loans. Due to the large individual credit exposures and characteristics of commercial real estate loans, we expect the level of charge offs in this area to be volatile.

Given our loss experience, we consider our higher-risk loans within the commercial real estate portfolio to be loans secured by collateral that has not reached stabilization. As of December 31, 2009, commercial real estate loans that have not reached stabilization had an outstanding balance of $381.6 million. This amount was net of charge offs taken on these loans of $52.1 million. In addition, specific reserves allocated to these loans totaled $15.6 million as of December 31, 2009.

FHLB SF Stock

As of December 31, 2009 and 2008, CapitalSource Bank owned FHLB SF stock with a carrying value of $20.2 million. Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice; however, the FHLB SF has currently ceased repurchases of excess stock. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2009.

Deposits

Total deposits decreased by $559.8 million, or 11.1%, to $4.5 billion as of December 31, 2009 from $5.0 billion as of December 31, 2008. This decrease was primarily due to the strategic decision to compete less aggressively on time deposit interest rates.

As of December 31, 2009 and 2008, a summary of CapitalSource Bank’s deposit portfolio by product type and the maturity of the certificates of deposit portfolio were as follows:

	December 31,
	2009		2008
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	($ in thousands)

Money market	$258,283	0.99%	$279,577	2.26%
Savings	599,084	1.09	471,014	2.89
Certificates of deposit	3,626,512	1.68	4,259,153	3.55
Brokered certificates of deposit	—	—	33,951	5.70

Total deposits	$4,483,879	1.56	$5,043,695	3.42

	December 31, 2009
		Weighted
		Average
	Balance	Rate
	($ in thousands)

Remaining maturity of certificates of deposit:
0-3 months	$1,412,289	1.69%
4-6 months	1,181,479	1.60
7-9 months	221,856	1.40
10-12 months	556,754	1.64
Longer than 12 months	254,134	2.30

Total certificates of deposit	$3,626,512	1.68

FHLB SF Borrowings

FHLB SF borrowings increased to $200.0 million as of December 31, 2009. These borrowings were primarily for interest rate risk management purposes. The weighted-average remaining maturity of the borrowings was approximately 1.9 years as of December 31, 2009. CapitalSource Bank did not have FHLB SF borrowings as of December 31, 2008.

As of December 31, 2009, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

		Weighted
		Average
	Balance	Rate
	($ in thousands)

Less than 1 year	$40,000	1.13%
1 to 2 years	89,000	1.64
2 to 3 years	48,000	2.11
3 to 4 years	3,000	2.60
4 to 5 years	20,000	2.86

Total	$200,000	1.78

Other Commercial Finance Segment

Portfolio Composition

Total Other Commercial Finance loan portfolio reflected in the portfolio statistics below includes gross loans held for investment and loans held for sale, including lower of cost or fair value adjustments. As of December 31, 2009 and 2008, the composition of the Other Commercial Finance segment portfolio was as follows:

	December 31,
	2009	2008
	($ in thousands)

Investment securities, available-for-sale	$6,022	$36,837
Loans	5,245,563	6,753,657
Mortgage-related receivables(1)	—	1,801,535
Other investments(2)	96,517	127,746

Total	$5,348,102	$8,719,775

(1)	Represents secured receivables that are backed by adjustable-rate residential prime mortgage loans, all of which were sold during the year ended December 31, 2009.

(2)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Other Commercial Finance Segment Loan Portfolio Composition

As of December 31, 2009 and 2008, our total Other Commercial Finance loan portfolio had gross outstanding balances of $5.2 billion and $6.8 billion, respectively. Included in these amounts were loans held for sale of $0.7 million and $8.5 million as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	December 31,
	2009		2008
	($ in thousands)

Commercial	$3,452,903	66%	$4,672,931	69%
Real estate	951,626	18	1,147,093	17
Real estate — construction	841,034	16	933,633	14

Total	$5,245,563	100%	$6,753,657	100%

As of December 31, 2009, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in	Due After One Year
	One Year	Through	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$644,062	$2,499,554	$309,287	$3,452,903
Real estate	215,773	617,640	118,213	951,626
Real estate — construction	662,090	178,944	—	841,034

Total	$1,521,925	$3,296,138	$427,500	$5,245,563

As of December 31, 2009, the composition of Other Commercial Finance loan balances by index and by loan type was as follows:

	Loan Type
			Real Estate
	Commercial	Real Estate	Construction	Total
	($ in thousands)

1-Month LIBOR	$592,345	$688,968	$566,089	$1,847,402	35%
2-Month LIBOR	23,955	—	—	23,955	1
3-Month LIBOR	68,213	—	56,647	124,860	2
6-Month LIBOR	4,909	—	—	4,909	—
1-Month EURIBOR	48,188	—	—	48,188	1
3-Month EURIBOR	16,755	—	—	16,755	—
Prime	1,099,155	31,775	159,588	1,290,518	25
Blended	1,393,019	42,386	—	1,435,405	27

Total adjustable rate loans	3,246,539	763,129	782,324	4,791,992	91
Fixed rate loans	206,364	188,497	58,710	453,571	9

Total loans	$3,452,903	$951,626	$841,034	$5,245,563	100%

Approximately 55% of the adjustable rate loan portfolio is subject to an interest rate floor. Due to low market interest rates as of December 31, 2009, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.88% as of December 31, 2009. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of December 31, 2009, the number of loans, average loan size, number of clients and average loan size per client by loan type were as follows:

				Average Loan
	Number	Average	Number of	Size per
	of Loans(1)	Loan Size	Clients	Client
	($ in thousands)

Composition of Other Commercial Finance loan portfolio by loan type:
Commercial	579	$5,964	345	$10,008
Real estate	78	12,200	71	13,403
Real estate — construction	36	23,362	30	28,034

Overall Other Commercial Finance loan portfolio	693	7,569	446	11,761

(1)	Includes 58 loans shared with CapitalSource Bank.

Credit Quality and Allowance for Loan Losses

As of December 31, 2009 and 2008, the principal balances of contractually delinquent accruing loans and non-accrual loans in Other Commercial Finance loan portfolio were as follows:

	December 31,
	2009	2008
	($ in thousands)

Accruing loans 30-89 days contractually delinquent	$94,211	$245,380
Accruing loans 90 or more days contractually delinquent	49,298	31,618
Non-accrual loans	893,484	415,925

Of our non-accrual loans, $153.9 million were 30-89 days delinquent and $303.7 million were over 90 days delinquent as of December 31, 2009. Of our non-accrual loans, $33.8 million were 30-89 days delinquent and $89.6 million were over 90 days delinquent as of December 31, 2008.

The activity in the allowance for loan losses for the years ended December 31, 2009 and 2008 was follows:

	Year Ended December 31,
	2009	2008
	($ in thousands)

Allowance for loan losses as of beginning of year	$368,244	$138,930
Provision for loan losses:
General	55,303	167,044
Specific	506,568	354,161

Total provision for loan losses	561,871	521,205
Charge offs, net of recoveries	(495,927)	(291,891)

Allowance for loan losses as of end of year	$434,188	$368,244

Total gross loans as of end of year	$5,245,563	$6,753,657

Allowance for loan losses ratio	8.28%	5.45%
Provision for loan losses ratio	10.71%	7.72%
Net charge off ratio	9.45%	4.32%

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

During the years ended December 31, 2009 and 2008, loans with an aggregate carrying value of $884.5 million and $589.1 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. Additionally, loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The allocated reserves for loans that were involved in troubled debt restructurings were $22.8 million and $48.0 million, as of December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009, continued stress experienced in our commercial real estate loan portfolio was largely responsible for driving the increase in provision for loan losses, charge offs, and delinquent and non-accrual loan categories. Refinancing options with commercial real estate loans are currently limited. Accordingly, most commercial real estate loans that mature require restructuring or extension and may become classified as impaired or be restructured through troubled debt restructurings.

Provision for loan losses and charge offs for the year ended December 31, 2009 were driven largely from charge offs in our commercial real estate portfolio. Due to the large individual credit exposures and characteristics of commercial real estate loans, we expect the level of charge offs in this area to be volatile.

Given our loss experience, we consider our higher-risk loans within the commercial real estate portfolio to be land, second lien and mortgage rediscount loans. As of December 31, 2009 and 2008, the total outstanding principal balance of these higher-risk loans was $561.5 million and $985.3 million, respectively.

Mortgage-related Receivables

As of December 31, 2008, we had $1.8 billion in mortgage-related receivables secured by prime residential mortgage loans. In December 2009, we sold our beneficial interest in these loans, and as such, there was no outstanding balance of these receivables as of December 31, 2009. For additional information, see Note 5,

Mortgage-Related Receivables and Related Owner Trust Securitizations, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Other Investments

We have made investments in some of our borrowers in connection with the loans provided to them. These investments usually comprised equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants.

As of December 31, 2009 and 2008, the carrying values of our other investments in the Other Commercial Finance segment were $96.5 million and $127.7 million, respectively. Included in these balances were investments carried at fair value totaling $1.4 million and $4.7 million, respectively.

Healthcare Net Lease Segment

Direct Real Estate Investments

We own real estate for long-term investment purposes. These real estate investments are generally long-term healthcare facilities leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of December 31, 2009 and 2008, we had $554.2 million and $989.7 million, respectively, in direct real estate investments, which consisted primarily of land and buildings. During the year ended December 31, 2009, our gross direct real estate investments decreased by $451.6 million. The decrease was due to the sales of 82 long-term healthcare facilities, with a total net book value of $400.3 million, realizing a pre-tax loss of $9.4 million and the impairment of one investment by $3.7 million. We anticipate selling our remaining facilities in 2010 and 2011. Upon the completion of these asset sales, we will exit the skilled nursing home ownership business, but continue to actively provide financing for owners and operators in the long-term healthcare industry. As a result, much of the Healthcare Net Lease segment activity and assets are classified as discontinued operations in our audited consolidated balance sheets and audit consolidated statements of operations. For additional information, see Note 3, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Investments, Available-for-Sale

Included in investments, available-for-sale, were 2.7 million shares of common stock in Omega received as partial consideration for the sale of 40 long-term healthcare facilities and the option for Omega to purchase an additional 63 of our long-term healthcare facilities at any time through December 31, 2011. As of December 31, 2009, this stock had a fair value of $52.8 million.

Liquidity and Capital Resources

Liquidity is a measure of our sources of funds available to meet our obligations as they arise. We require cash to fund new and existing commercial loan commitments, repay and service indebtedness, make new investments, fund net deposit outflows and pay expenses related to general business operations. Our sources of liquidity are cash and cash equivalents, new borrowings and deposits, proceeds from asset sales, servicing fees on securitizations and credit facilities, principal and interest collections, lease payments and additional equity and debt financings. CapitalSource Bank is prohibited from paying dividends during its first three years of operations without consent from our regulators. Consequently, we do not anticipate that dividends from CapitalSource Bank will provide any liquidity to fund the operations of the Parent Company for the foreseeable future.

We separately manage the liquidity of CapitalSource Bank and the Parent Company. Our liquidity forecasts indicate that we have adequate liquidity to conduct our business. These forecasts are based on our business plans for the Parent Company and CapitalSource Bank and assumptions related to expected cash inflows and outflows that we believe are reasonable; however, we cannot assure you that our forecasts or assumptions will prove to be accurate. Some of our liquidity sources such as cash, deposits and net cash from operations are generally available on an immediate basis. Other sources of liquidity, such as proceeds from asset sales, borrowings on existing facilities and the ability to generate additional liquidity through new equity or debt financings, are less certain and less immediate, are in some cases restricted by our existing indebtedness or borrowing availability, and are dependent on and subject to market and economic conditions and the willingness of counterparties to enter into transactions with us. Accordingly, these sources of additional liquidity may not be sufficient or accessible at all or quickly enough to meet our needs.

Unless otherwise specified, the figures presented in the following paragraphs are based on current forecasts and take into account activity since December 31, 2009. The information contained in this section should be read in conjunction with, and is subject to and qualified by the information set forth under Item 1A, Risk Factors, and the Cautionary Note Regarding Forward Looking Statements in this Annual Report on Form 10-K.

CapitalSource Bank Liquidity — Our liquidity forecast is based on our business plan to originate substantially all new loans through CapitalSource Bank for the foreseeable future, and our expectations regarding the net growth in the commercial loan portfolio at CapitalSource Bank and the repayment of the “A” Participation Interest. Through deposits, cash flow from operations, payments of principal and interest from loans and the “A” Participation Interest, cash equivalents, investments, capital contributions from the Parent Company, borrowings from the FHLB SF and access to other funding sources, we intend to maintain sufficient liquidity at CapitalSource Bank to fund commercial loan commitments and operations as well as to maintain minimum ratios required by our regulators.

CapitalSource Bank uses its liquidity to fund new loans and investment securities fund commitments on existing loans, fund net deposit outflows and pay operating expenses, including intercompany payments to the Parent Company for origination and other services performed on its behalf. CapitalSource Bank operates in accordance with the conditions imposed in connection with regulatory approvals obtained upon its formation, including requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well-capitalized” under relevant banking regulations, and a ratio of tangible equity to tangible assets of not less than 10% for its first three years of operations. In addition, we have a policy to maintain 10% of CapitalSource Bank’s assets in cash, cash equivalents and investments. In accordance with regulatory guidance, we have identified, modeled and planned for the financial, capital and liquidity impact of various events and scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, a material increase in loan funding obligations, a material increase in credit costs or any combination of these events for CapitalSource Bank. We anticipate that CapitalSource Bank would be able to maintain sufficient liquidity and ratios in excess of its required minimum ratios in these events and scenarios.

CapitalSource Bank’s primary source of liquidity is deposits, most of which are in the form of certificates of deposit. We expect CapitalSource Bank to be able to continue to generate sufficient deposits to meet its liquidity needs. At December 31, 2009, deposits at CapitalSource Bank were $4.5 billion, which is approximately 53% of the historical peak deposit levels of the retail deposit branches before we acquired them. We believe we will be able to maintain a sufficient level of deposits to fund CapitalSource Bank.

As of December 31, 2009, CapitalSource Bank had $822.0 million of cash and cash equivalents and restricted cash and $901.8 million in investment securities, available-for-sale. As of December 31, 2009, the amount of CapitalSource Bank’s unfunded commitments to extend credit with respect to existing loans was $914.9 million. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace. We anticipate that CapitalSource Bank will have sufficient liquidity to satisfy these unfunded commitments.

Parent Company Liquidity — In 2009, despite the challenging economic environment, we improved our liquidity at the Parent Company. We reduced the number of our credit facilities and reduced the outstanding principal balances under these credit facilities by $902.3 million, extended the maturity dates on our credit facilities to dates between 2010 and 2012, and increased our Parent Company’s cash and immediately available funds under our committed facilities. We accomplished these things through amendments to our indebtedness, new equity and debt issuances, the sale of certain of our Healthcare Net Lease properties, proceeds from loan and asset sales and cash from operations.

The Parent Company’s need for liquidity is less than in prior periods because our business plan is to make substantially all new commercial loans through CapitalSource Bank for the foreseeable future, and it is our expectation that the balances of our existing loan portfolio and other assets held in the Parent Company will run off over time. We intend to generate adequate liquidity at the Parent Company to cover our estimated funding obligations for commitments under existing loans, to repay recourse indebtedness due in 2010, and to pay operating expenses.

Subject to restrictions in our existing indebtedness, sources of liquidity for the Parent Company that we expect to be available include cash flows from operations, including, principal, interest, and lease payments, credit facility borrowings, servicing fees, equity and debt offerings, our ability to fund loans directly from our 2006-A term debt securitization, asset sales, including sales of REO, servicing fees on securitizations and credit facilities, and proceeds from the sale of Omega stock and, subject to the various conditions, Omega’s exercise of its option and future closings on asset sales to Omega. In most instances, a portion of the proceeds from some of these activities are required to be used to make mandatory repayments on our indebtedness.

Our current forecast of cash outflows for the Parent Company includes payments related to mandatory commitment reductions under our syndicated bank credit facility, debt service, operating expenses, any dividends that we may pay and the funding of unfunded commitments. For additional information, see Note 12, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

As of December 31, 2009, the amount of the Parent Company’s unfunded commitments to extend credit with respect to existing loans exceeded unused funding sources and unrestricted cash by $1.3 billion, a decrease of $57.7 million, or 4.1% from December 31, 2008. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. We expect that these unfunded commitments will continue to exceed the Parent Company’s available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace.

In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with all provisions of the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion to future fundings by us, and our clients may draw on these unfunded commitments at any time. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases pursuant to intercompany agreements to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion. In addition, in some cases we may be able to borrow additional amounts under our existing financing sources as we fund these unfunded commitments.

In addition to these unfunded commitments, pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of December 31, 2009, this facility was undrawn, but we can make no assurance that the FDIC will not require funding under this facility in the future.

Cash and Cash Equivalents and Restricted Cash

As of December 31, 2009 and 2008, we had $1.2 billion and $1.3 billion, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. We had $172.8 million and $404.0 million of restricted cash as of December 31, 2009 and 2008, respectively. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

The restricted cash consists primarily of principal and interest collections on loans collateralizing our secured non-recourse debt. Restricted cash also includes client holdbacks and escrows. Principal repayments, interest rate swap payments, interest payable and servicing fees are deducted from the monthly principal and interest collections funded by loans collateralizing our credit facilities and term debt, and the remaining restricted cash is returned to us and becomes unrestricted at that time.

Deposits

Deposits gathered through 22 retail bank branches are the primary source of funding for CapitalSource Bank. As of December 31, 2009 and 2008, CapitalSource Bank had deposits totaling $4.5 billion and $5.0 billion, respectively. For additional information, see Note 11, Deposits, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Borrowings

As of December 31, 2009 and 2008, we had outstanding borrowings totaling $5.0 billion and $9.9 billion, respectively. For additional information, see Note 12, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Our maximum facility amounts, amounts outstanding and unused capacity as of December 31, 2009, were as follows:

	Maximum
	Facility	Amount	Unused
Funding Source	Amount	Outstanding	Capacity(1)(2)
	($ in thousands)

Credit Facilities	$691,269	$542,781	$148,488
Term Debt	3,026,376	2,956,536	69,840
Other Borrowings	2,372,642	1,466,834	905,808

Total	$6,090,287	$4,966,151	$1,124,136

(1)	Our ability to utilize $143.7 million of the unused capacity is limited by the amount of eligible collateral that we have available to pledge, which is limited. However, such unused capacity may become available to us to the extent we have additional eligible collateral in the future. For additional information, see Note 12, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

(2)	Amounts not reduced by issued and outstanding letters of credit totaling $55.7 million as of December 31, 2009, which further limit our ability to utilize capacity.

As of December 31, 2009 and 2008, approximately 80% and 88%, respectively, of our debt was secured by our assets.

Repurchase Agreements

During the first quarter of 2009, we repaid in full all borrowings outstanding under our master repurchase agreements and since then, we have not entered into any new agreements or borrowed under such agreements. As of December 31, 2008, we had borrowings outstanding in the aggregate amount of $1.6 billion under five master repurchase agreements with various financial institutions financing our purchases of RMBS and FHLB discount notes all of which were sold in first quarter of 2009.

Credit Facilities

As of December 31, 2009, our credit facilities’ commitments and principal amounts outstanding, were as follows:

	Committed	Principal
	Capacity	Outstanding
	($ in thousands)

Credit Facilities:
CS Funding III secured credit facility scheduled to mature May 29, 2012(1)	$41,287	$41,287
CS Funding VII secured credit facility scheduled to mature April 17, 2012(2)	200,162	126,330
CS Europe secured credit facility scheduled to mature May 28, 2010(1)(3)	124,820	124,820
CS Inc. syndicated bank credit facility scheduled to mature March 31, 2012(4)	325,000	250,344

Total credit facilities	$691,269	$542,781

(1)	This credit facility is in its amortization period so that committed capacity equals principal outstanding. In the absence of a default and, until the final maturity date, amounts due under this facility are repaid from principal and interest proceeds from the respective collateral pools.

(2)	On maturity or termination of the revolving period under this credit facility, in the absence of a default, amounts due under this credit facility are to be repaid from principal and interest proceeds from the collateral pool.

(3)	CS Europe is a €86.4 million multi-currency facility with borrowings denominated in Euro or British Pound Sterling, and the amounts presented were translated to USD using the applicable spot rates on December 31, 2009.

(4)	As of December 31, 2009, commitments due March 31, 2012 were $258.9 million and commitments maturing March 13, 2010 were $66.1 million. In February 2010, we modified the maturity on certain commitments previously due March 31, 2012 to December 31, 2011, however, $66.1 million of commitments maturing March 13, 2010 remains unchanged. For additional information, see Note 12, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Term Debt

During 2009, we did not consummate any term debt securitizations, but we replenished some of our term debt securitizations with an aggregate of $127.2 million of loans. As of December 31, 2009 and 2008, the outstanding balances of our commercial term debt securitizations were $2.7 billion and $3.6 billion, respectively.

In July 2009, we issued $300.0 million principal amount of 2014 Senior Secured Notes at an issue price of 93.966%, which includes an issuance discount of approximately $18.1 million. As of December 31, 2009, the 2014 Senior Secured Notes had a balance of $282.9 million, which is net of unamortized discount of $17.1 million. For additional information, see Note 12, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Owner Trust Term Debt

As of December 31, 2008, the outstanding balance of our securitization trusts (the “Owner Trusts”) term debt was $1.7 billion. There was no outstanding balance at December 31, 2009. For additional information, see Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations, and Note 12, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Convertible Debt

As of December 31, 2009 and 2008, the outstanding aggregate balances of our convertible debt were $561.3 million and $729.5 million, respectively. In January 2010, we purchased and retired $19.3 million in aggregate principal of our outstanding convertible debentures. For additional information, see Note 12, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Subordinated Debt

As of December 31, 2009 and 2008, the outstanding balances of our subordinated debt were $439.7 million and $438.8 million, respectively. For additional information, see Note 12, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Mortgage Debt

As of December 31, 2009 and 2008, the outstanding balances of our mortgage debt were $262.8 million and $269.7 million, respectively. For additional information, see Note 12, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

FHLB SF Borrowings and Federal Reserve Bank Credit Program

As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of December 31, 2009 equal to 20% of CapitalSource Bank’s total assets. As of December 31, 2009 and 2008, the maximum financing available was $1.1 billion and $915.4 million, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of December 31, 2009, collateral with an estimated fair value of $1.0 billion was pledged to the FHLB SF creating aggregate borrowing capacity of $965.2 million. As of December 31, 2009, unused borrowing capacity was $764.4 million, reflecting $200.0 million of principal outstanding and a letter of credit in the amount of $0.8 million. There were no outstanding FHLB SF borrowings as of December 31, 2008, but the letter of credit in the amount of $0.8 million was outstanding.

In June 2009, CapitalSource Bank was approved for the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of December 31, 2009, collateral with an estimated fair value of $209.9 million had been pledged under this program and there were no borrowings outstanding under this program.

Debt Covenants

The Parent Company is subject to financial and non-financial covenants under our indebtedness, including, with respect to restricted payments, interest coverage, minimum tangible net worth, leverage, maximum delinquent and charged-off loans, servicing standards, and limitations on incurring or guaranteeing indebtedness, refinancing existing indebtedness, repaying subordinated indebtedness, making investments, dividends, distributions, redemptions or repurchases of our capital stock, selling assets, creating liens and engaging in a merger, sale or consolidation. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to, among other things, transfer servicing to another servicer, foreclose on collateral, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness.

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

During the year ended December 31, 2009, we obtained waivers, extended previously obtained waivers and/or executed amendments with respect to some of our indebtedness to avoid potential events of default. In the past, we have received waivers to potential breaches of some of these provisions. In the future, we may have difficulty complying with some of these provisions if economic conditions fail to improve, and we may need to obtain additional waivers or amendments again in the future if we cannot satisfy all of the covenants and obligations under our debt.

In February 2010, to avoid potential events of default, we amended the tangible net worth covenant for our syndicated bank credit facility, CS Funding III, CS Funding VII, CS Europe facilities, and our 2007-A term debt securitization for the reporting period ending December 31, 2009 and future periods. The amendments were obtained to provide certainty that the net loss reported for the quarter and the year ended December 31, 2009, after making certain adjustments as provided for in the covenant definition, would not cause an event of default under these facilities. For additional information, see Note 28, Subsequent Events, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Equity

In February 2009, we entered into an agreement with an existing security holder and issued 19,815,752 shares of our common stock in exchange for approximately $61.6 million in aggregate principal amount of our outstanding 1.625% debentures held by the security holder, and our wholly owned subsidiary, CapitalSource Finance LLC, paid approximately $0.6 million in cash to the security holder in exchange for the guaranty on such notes by such subsidiary. We retired all of the debentures acquired in the exchange.

In July 2009, we sold approximately 20.1 million shares of our common stock in an underwritten public offering at a price of $4.10 per share, including the approximately 2.6 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of approximately $77.0 million.

We terminated our Dividend Reinvestment and Stock Purchase Plan effective March 1, 2010. For additional information, see Note 13, Shareholders’ Equity, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Special Purpose Entities

We use special purpose entities (“SPEs”) as an integral part of our funding activities, and we service loans that we have transferred to these entities. The use of these special purpose entities is generally required in connection with our non-recourse secured debt financings to legally isolate from us loans that we transfer to these entities if we were to enter into a bankruptcy proceeding.

We also used special purpose entities to facilitate the issuance of collateralized loan obligation transactions that are further described below in Commitments, Guarantees & Contingencies. Additionally, we have purchased beneficial ownership interests in residential mortgage assets that are held by special purpose entities established by third parties.

We evaluate all SPEs with which we are affiliated to determine whether such entities must be consolidated for financial statement purposes. If we determine that such entities represent variable interest entities as defined in the Consolidation Topic of the Codification, we consolidate these entities if we also determine that we are the primary beneficiary of the entity. For special purpose entities for which we determine we are not the primary beneficiary, we account for our economic interests in these entities in accordance with the nature of our investments. As further discussed in Note 5, Mortgage-Related Receivables and Related Owner Trust Securitizations, in our accompanying audited consolidated financial statements for the year ended December 31, 2009. In February 2006, we acquired beneficial interests in two special purpose entities that acquired and securitized pools of residential mortgage loans. We determined that we were the primary beneficiary of these SPEs and, therefore, consolidated the assets and liabilities of such entities for financial statement purposes. Additionally, and as further discussed in Note 12, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

The assets and related liabilities of all special purpose entities that we use to issue our term debt are recognized on our audited consolidated balance sheets as of December 31, 2009 and 2008.

Commitments, Guarantees & Contingencies

As of December 31, 2009 and 2008, we had unfunded commitments to extend credit to our clients of $2.8 billion and $3.6 billion, respectively, of which $86.5 million and $135.3 million, respectively, was to our related parties. For additional information, see Note 21, Related Party Transactions, in our accompanying audited consolidated financial statements for the year ended December 31, 2009. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. We expect that these unfunded commitments will continue to exceed our Parent Company’s available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace. In cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with all provisions of the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In many other cases, however, there are no such prerequisites to future fundings by us and our clients may draw on these unfunded commitments at any time. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases pursuant to intercompany agreements to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion. In addition, in some cases we may be able to borrow additional amounts under our secured credit facilities as we fund these unfunded commitments.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next 15 years and contain provisions for certain annual rent escalations. In June 2009, the lease for our new office space commenced, which requires estimated minimum payments of $5.6 million per annum. The lease term is 15 years with an option to renew for two additional five-year periods. In addition, the lease also includes a sublease to CapitalSource Bank for a portion of the space.

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements. As of December 31, 2009 and 2008, we had issued $182.5 million and $183.5 million, respectively, in letters of credit, which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $6.1 million and $5.9 million, as reported in other liabilities in our audited consolidated balance sheets as of December 31, 2009 and 2008, respectively. We also provide standby letters of credit under certain of our property leases.

As of December 31, 2009 and 2008, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2009 and 2008, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded in our audited consolidated balance sheet as of December 31, 2009 and 2008.

In July 2009, we entered into a limited guarantee for the principal balance and any accrued interest and unpaid fees with respect to indebtedness owing by a company in which we hold an investment. The guarantee can be called by the lender on the earlier of an acceleration of our syndicated bank credit facility and July 9, 2011. As of December 31, 2009, the principal amount guaranteed was $22.1 million. In accordance with the Consolidation

Topic of the Codification, we have determined that we are not required to recognize the assets and liabilities of this special purpose entity for financial statement purposes as of December 31, 2009.

In connection with certain securitization transactions and secured financings, we have made customary representations and warranties regarding the characteristics of the underlying transferred assets and collateral. Prior to any securitization transaction and secured financing, we generally perform due diligence with respect to the assets to be included in the securitization transaction and the collateral to ensure that they satisfy the representations and warranties. In our capacity as originator and servicer in certain securitization transactions and secured financings, we may be required to repurchase or substitute loans which breach a representation and warranty as of their date of transfer to the securitization or financing vehicle.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Contractual Obligations

In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases and we have committed to contribute up to an additional $12.3 million to 18 private equity funds, and $0.8 million to an equity investment. The contractual obligations under our debt are included in our audited consolidated balance sheet as of December 31, 2009. The expected contractual obligations under our certificates of deposit, debt, operating leases and commitments under non-cancelable contracts as of December 31, 2009, were as follows:

	Certificates of	Credit	Term	Convertible	Subordinated	Mortgage	Notes
	Deposit	Facilities(1)	Debt(2)	Debt(3)	Debt(4)	Debt	Payable	Other(5)	Total
	($ in thousands)

2010	$3,372,378	$179,220	$115,302	$—	$—	$7,566	$40,000	$16,063	$3,730,529
2011	209,712	136,189	208,246	330,000	—	8,101	89,000	15,060	996,308
2012	20,577	227,372	496,632	250,000	—	254,696	48,000	14,067	1,311,344
2013	1,638	—	739,908	—	—	2,822	6,026	11,327	761,721
2014	22,207	—	300,000	—	—	2,977	20,000	8,876	354,060
Thereafter	—	—	1,183,645	—	439,701	171,521	20,000	58,500	1,873,367

Total	$3,626,512	$542,781	$3,043,733	$580,000	$439,701	$447,683	$223,026	$123,893	$9,027,329

(1)	The contractual obligations for credit facilities are computed based on the stated maturities of the facilities including amortization periods but not considering optional annual renewals and assume utilization of available term-out features.

(2)	The amounts are presented gross of net unamortized discounts of $0.3 million on our term debt securitizations and $17.1 million on the 2014 Senior Secured Notes and include a liquidity tranche, of which $69.8 million is not drawn. Contractual obligations on our term debt securitizations are computed based on their estimated lives. The estimated lives are based upon the contractual amortization schedule of the underlying loans. These underlying loans are subject to prepayment, which could shorten the life of the term debt securitizations; conversely, the underlying loans may be amended to extend their term, which may lengthen the life of the term debt securitizations. At our option, we may substitute loans for prepaid loans up to specified limitations, which may also impact the life of the term debt securitizations.

(3)	The contractual obligations for convertible debt are computed based on the initial put/call date and are presented gross of net unamortized discount of $18.7 million. The legal maturities of the convertible debt are 2034 and 2037. For additional information, see Note 2, Summary of Significant Accounting Policies, and Note 12, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

(4)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.

(5)	Includes operating leases and non-cancelable contracts.

We enter into derivative contracts under which we either receive cash or are required to pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on our audited consolidated balance sheet as of December 31, 2009, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Further discussion of derivative instruments is included in Note 2, Summary of Significant Accounting Policies, and Note 22, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

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

As appropriate, the Parent Company and CapitalSource Bank credit committees evaluate and approve credit standards and oversee the credit risk management function related to our commercial loans, direct real estate investments and other investments. Their primary responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring economic and market conditions having an impact on our credit-related activities, and evaluating and monitoring overall credit risk and monitoring our client’s financial condition and performance.

CapitalSource Bank and Other Commercial Finance Segments

Credit risk management for the commercial loan portfolios begins with an assessment of the credit risk profile of a client based on an analysis of the client’s financial position. As part of the overall credit risk assessment of a client, each commercial credit exposure or transaction is assigned a risk rating that is subject to approval based on defined credit approval standards. While rating criteria vary by product, each loan rating focuses on the same two factors: collateral and financial performance. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s or counterparty’s financial condition, cash flow or financial situation. We use risk rating aggregations to measure and evaluate concentrations within portfolios. In making decisions regarding credit, we consider risk rating, collateral, industry and single name concentration limits.

We use a variety of tools to continuously monitor a client’s or counterparty’s ability to perform under its obligations. Additionally, we syndicate loan exposure to other lenders, sell loans and use other risk mitigation techniques to manage the size and risk profile of our loan portfolio.

Concentrations of Credit Risk

In our normal course of business, we engage in transactions with clients primarily throughout the United States. As of December 31, 2009, the single largest industry concentration was healthcare and social assistance, which made up approximately 20% of our commercial loan portfolio. As of December 31, 2009, taken in the aggregate, non-healthcare commercial real estate made up approximately 22% of our commercial loan portfolio. As of December 31, 2009, the largest geographical concentration was Florida, which made up approximately 12% of our commercial loan portfolio. As of December 31, 2009, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 99% of the investments. As of December 31, 2009, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 45% of the investments.

As of December 31, 2009, $1.7 billion, or 20.2%, of our commercial loan portfolio consisted of loans to seven clients that are individually greater than $100 million. As of December 31, 2009, five of these loans were commercial real estate loans totaling $673.6 million. As of December 31, 2009, all of these loans were performing;

however, if any of these loans were to experience problems, it could have a material adverse impact on our financial condition or results of operations.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from all counterparties based on terms stipulated in the collateral support annex. We also monitor all exposure and collateral requirements daily on a per counterparty basis. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their derivative positions “net.” As of December 31, 2009 and 2008, the gross positive fair value of our derivative financial instruments was $14.3 million and $200.7 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $13.7 million and $166.4 million as of December 31, 2009 and 2008, respectively. We held $0.5 million and $24.2 million of collateral against derivative financial instruments as of December 31, 2009 and 2008, respectively. Accordingly, our net exposure to derivative counterparty credit risks as of December 31, 2009 and 2008, was $0.1 million and $10.1 million, respectively.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rate fluctuations. This risk is inherent in the financial instruments associated with our operations and/or activities, which result in the recognition of assets and liabilities in our consolidated financial statements, including loans, securities, short-term borrowings, long-term debt, trading account assets and liabilities and derivatives.

The primary market risk to which we are exposed is interest rate risk, which is inherent in the financial instruments associated with our operations, primarily including our loans and borrowings. Our traditional loan products are non-trading positions and are reported at amortized cost. Additionally, debt obligations that we incur to fund our business operations are recorded at historical cost. While U.S. generally accepted accounting principles (“GAAP”) requires a historical cost view of such assets and liabilities, these positions are still subject to changes in economic value based on varying market conditions.

Interest Rate Risk Management

Interest rate risk in our normal course of business refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our commercial loan portfolio bears interest at a spread to the LIBOR rate or a prime-based rate with most of the remainder bearing interest at a fixed rate. The majority of our borrowings bear interest at a spread to LIBOR or CP, with the remainder bearing interest at a fixed rate. Our deposits are fixed rate, but at short terms. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below. For additional information, see Note 22, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

The estimated decreases in net interest income for a 12-month period based on changes in the interest rates applied to our overall loan portfolio as of December 31, 2009, were as follows ($ in thousands):

Rate Change
(Basis Points)

−100	$(9,240)
−50	(8,880)
+ 50	(27,360)
+ 100	(49,200)

For the purposes of the above analysis, we included related derivatives, excluded principal payments and assumed an 83% advance rate on our variable rate borrowings.

Approximately 59% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of December 31, 2009. Of the loans with interest rate floors, approximately 99% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of December 31, 2009, were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Below the interest rate floor	$4,767,105	57%
Exceeding the interest rate floor	8,364	1
At the interest rate floor	54,592	1
Loans with no interest rate floor	3,491,769	41

Total	$8,321,830	100%

As of December 31, 2009, the composition of our commercial loan balances subject to interest rate floors by index and by the spread between the floor rate and the fully indexed rate were as follows:

		Basis Points
	Above Floor	0-100	101-200	201-300	300+	Total
		($ in thousands)

1-Month LIBOR	$—	$40,347	$433,662	$634,442	$1,452,483	$2,560,934
3-Month LIBOR	—	—	—	28,360	110,146	138,506
6-Month LIBOR	—	—	290	6,891	4,731	11,912
Prime	8,252	390,114	299,530	269,579	278,006	1,245,481
Canadian Prime	—	—	—	—	20,851	20,851
Blended	112	31,691	124,902	514,486	180,576	851,767

Total adjustable rate loans	8,364	462,152	858,384	1,453,758	2,046,793	4,829,451
Fixed rate loans	—	—	—	610	—	610

Total loans subject to interest rate floors	$8,364	$462,152	$858,384	$1,454,368	$2,046,793	4,830,061

Loans not subject to interest rate floors						3,491,769

Total loans(1)						$8,321,830

(1)	Loans are calculated as principal balance less deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

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

We have also entered into relatively short-dated forward exchange agreements to minimize exposure to foreign currency risk arising from foreign currency denominated loans. For additional information, see Note 22, Derivative Instruments and Note 23, Credit Risk, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our assets and liabilities and to determine fair value disclosures. Investment securities, available-for-sale, mortgage-backed securities, warrants and derivatives are recorded at fair value on a recurring basis. In addition, we may be required, in specific circumstances, to measure certain of our assets at fair value on a nonrecurring basis, including investment securities, held-to-maturity, loans held for sale, loans held for investment, direct real estate investments, net of direct real estate investments held for sale, REO, goodwill and certain other investments. We follow the guidance in the Fair Value Measurements and Disclosures Topic of the Codification in determining the fair value of our assets and liabilities accounted for at fair value on a recurring and nonrecurring basis. Accordingly, we classify each of these assets and liabilities within Level 1, Level 2 or Level 3 of the fair value hierarchy. As of December 31, 2009, 7.97% and 0.82% of total assets and total liabilities, respectively, were recorded at fair value on a recurring basis. Of these assets carried at fair value on a recurring basis, $53.0 million (0.43% of total assets) were classified as Level 1, $916.1 million (7.48% of total assets) were classified as Level 2 and $7.2 million (0.06% of total assets) were classified as Level 3 as of December 31, 2009. From a liability perspective, $82.7 million (0.82% of total liabilities) were classified as Level 2 as of December 31, 2009. As of December 31, 2009, no liabilities were classified as Level 1 or Level 3 within the fair value hierarchy.

Fair Values of Level 1 or Level 2 Financial Instruments

Assets and liabilities that are actively traded in the marketplace or that have values based on readily available market value data require little, if any, subjectivity to be applied when determining the fair value. These are classified as either Level 1 or Level 2. Whether an asset or liability is classified as Level 1 or Level 2 depends largely on its similarity with other items in the marketplace and our ability to obtain corroborative data regarding whether the market in which the instrument trades is active.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consist of publicly traded equity securities, which are valued using the stock price of the underlying company in which we hold our investment. Our equity securities are classified in Level 1 or 2 depending on the level of activity within the market.

Investment securities, available-for-sale that are classified within Level 2 of the fair value hierarchy consist of Agency discount notes, Agency callable notes, Agency debt, Agency MBS, and Non-agency MBS. These assets are carried at fair value on a recurring basis. The fair values of these securities are determined using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair values are determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. These securities are classified within Level 2 of the fair value hierarchy.

Derivative Assets and Liabilities

Derivatives are carried at fair value on a recurring basis and primarily relate to our interest rate swaps, caps, floors, basis swaps and forward exchange contracts. Our derivatives are principally traded in over-the-counter markets where quoted market prices are not readily available. Instead, derivatives are measured using market observable inputs such as interest rate yield curves, volatilities and basis spreads. We also consider counterparty credit risk in valuing our derivatives. We typically classify our derivatives in Level 2 of the fair value hierarchy.

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

Loans Held for Investment

Fair value adjustments are recorded on our loans held for investment on a nonrecurring basis when we have determined that it is necessary to record a specific reserve against the loans by utilizing the fair value of collateral, less costs to sell, to measure the specific reserve for those loans that are collateral dependent. To determine the fair value of the collateral, we may employ different approaches depending on the type of collateral. Typically, we determine the fair value of the collateral using internally developed models, which require significant management judgment. The primary inputs of the valuation models vary based on the nature of the collateral and may include expected cash flows, recovery rates, performance multiples and risk premiums based on changing market conditions. Our models utilize industry valuation benchmarks, such as multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), depending on the industry, to determine a value for the underlying enterprise. Valuations consider comparable market transactions where available. In certain cases where our collateral is a fixed or other tangible asset, we will periodically obtain a third party appraisal to corroborate management’s estimates of fair value. When deemed necessary, we apply an additional liquidity discount to the valuation model to reflect current market conditions.

During the year ended December 31, 2009, we recognized losses of $276.7 million related to our loans held for investment measured at fair value on a nonrecurring basis. These losses were attributable to an increased number of loans requiring a specific reserve during the year, as well as declines in the fair value of collateral for these loans.

Available-for-Sale Investments

Investment securities, available-for-sale that are classified as Level 3 within the fair value hierarchy include a tranches in an unrelated collateralized loan obligation and corporate debt securities which consist primarily of corporate bonds whose values are determined using internally developed valuation models. These models may utilize discounted cash flow techniques for which key inputs include the timing and amount of future cash flows and market yields. Market yields are based on comparisons to other instruments for which market data is available. These models may also utilize industry valuation benchmarks, such as multiples of EBITDA, depending on the industry, to determine a value for the underlying enterprise. Given the lack of active and observable trading in the market, our corporate debt securities and tranches in an unrelated collateralized loan obligation are classified in Level 3. Significant unobservable inputs related to these investment securities include estimates of credit default, recovery and prepayment rates as well as assumptions surrounding the comparability to other investments for which observable price and spread data is available. Valuations may also be adjusted to reflect the illiquidity of the investment. Such adjustments are based on market available evidence and management’s best estimates.

During the year ended December 31, 2009, we recognized losses of $13.6 million related to other-than-temporary declines in the fair value of our debt securities classified as available-for-sale. We evaluate these investments for impairment by considering, among other factors, the length of time and extent to which the market value has been below its cost basis. During 2009, as a result of the current economic environment, the large majority of our unrealized losses on these debt securities were recognized in earnings as other-than-temporary impairment. For investments that were determined to be other-than-temporarily impaired as of December 31, 2009, at least a portion of the impairment recognized was attributable to deterioration in the credit quality of the issuer.

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

During the year ended December 31, 2009, we recognized losses of $13.2 million and $2.8 million related to other-than-temporary declines in the fair value of our equity investments accounted for under the cost and equity method of accounting, respectively. We evaluate these investments for impairment by considering, among other factors, the length of time and extent to which the market value has been below its cost basis. During 2009, as a result of the current economic environment, the majority of our unrealized losses on these investments were recognized in earnings as other-than-temporary impairment.

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2009, and our critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions and judgments about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. We have established detailed policies and procedures to ensure that the assumptions and judgments surrounding these areas are adequately controlled, independently reviewed and consistently applied from period to period. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio. Management performs detailed reviews of the portfolio quarterly to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses, based on historical and current trends and other factors affecting loan losses. Additions to the allowance for loan losses are charged to current period earnings through the provision for loan losses. Amounts determined to be uncollectible are charged directly against the allowance for loan losses, while amounts recovered on previously charged-off accounts increase the allowance.

The commercial loan portfolio includes balances with non-homogeneous exposures. These loans are evaluated individually, and are risk-rated based upon borrower, collateral and industry-specific information that management believes is relevant to determining the occurrence of a loss event and measuring impairment. Loans are then segregated by risk according to our internal risk rating scale. Higher risk loans are individually analyzed for impairment. Management establishes specific allowances for loans determined to be individually impaired. All impaired loans are valued to determine if a specific allowance is warranted. The valuation analysis for the specific allowance is based upon one of the three valuation methods (i) the present value of expected future cash flows discounted at the loan’s initially contracted effective yield; (ii) the loan’s observable market price; or (iii) the fair value of the collateral. The appropriate valuation methodology generally reflects the chosen loan resolution strategy being pursued to maximize the loan recovery. Estimated costs to sell are considered in the impairment valuation when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan. Any guarantees provided by the borrower are typically not considered when determining our potential for specific loss.

In addition to the specific allowances for impaired loans, we maintain allowances that are based on an evaluation of inherent losses in our commercial loan portfolio. These allowances are based on an analysis of historical loss experience, current economic conditions and performance trends and any other pertinent information within specific portfolio segments. Certain considerations are made in relation to the length and severity of outstanding balances.

As set forth in detail below, the process for determining the reserve factors and the related level of loan loss reserves is subject to numerous estimates and assumptions that require judgment about the timing, frequency and severity of credit losses that could materially affect the provision for loan losses and, therefore, net income. Within this process, management is required to make judgments related, but not limited, to: (i) risk ratings for loans; (ii) market and collateral values and discount rates for individually evaluated loans; (iii) loss rates used for commercial loans; and (iv) adjustments made to assess certain , including overall credit and economic conditions.

Our allowance for loan losses is sensitive to the risk ratings assigned to loans and to corresponding reserve factors that we use to estimate the allowance and that are reflective of historical losses. We assign reserve factors to the loans in our portfolio, which dictate the percentage of the total outstanding loan balance that we reserve. We review the loan portfolio information regularly to determine whether it is necessary for us to further revise our reserve factors. The reserve factors used in the calculation are determined by analyzing the following elements:

•	the types of loans, for example, land, commercial real estate, healthcare receivables or cash flow;

•	our historical losses with regard to the loan types;

•	borrower industry;

•	the relative seniority of our security interest;

•	our expected losses with regard to the loan types; and

•	the internal credit rating assigned to the loans.

We update these reserve factors periodically to capture actual and recent behavioral characteristics of the portfolios. We estimate the allowance by applying historical loss factors derived from loss tracking mechanisms associated with actual portfolio activity over a specified period of time. These estimates are adjusted when necessary based on additional analysis of long-term average loss experience, external loan loss data and other risks identified from current and expected credit market conditions and trends, including management’s judgment for estimate inaccuracy and uncertainty.

We also consider the need for qualitative factors which we use to provide for uncertainties surrounding our estimation process including changes in the volume of our problem loans, changes in the value of collateral for our collateral dependent loans, and the existence of certain loan concentrations.

The sensitivity of our allowance for loan losses to potential changes in our reserve factors (in terms of percentage) applied to our overall loan portfolio as of December 31, 2009, was as follows:

Estimated Increase
(Decrease) in the
Change in Reserve Factors	Allowance for Loan Losses
($ in thousands)

+ 25%	$93,114
+ 10%	37,245
−10%	(36,489)
−25%	(91,224)

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

We also consider whether losses might be incurred in connection with unfunded commitments to lend although, in making this assessment, we exclude from consideration those commitments for which funding is subject to our approval based on the adequacy of underlying collateral that is required to be presented by a borrower or other terms and conditions.

For detailed analysis on the historical loan loss experience and the roll-forwards of the allowance for loan losses for the last five fiscal years, see Table 9, Summary of Loan Loss Experience, within the Statistical Disclosures included in Item 1, Business of this Form 10-K.

Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The Fair Value Measurements and Disclosures Topic of the Codification establishes a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value. The hierarchy prioritizes observable data from active markets, placing measurements using those inputs in Level 1 of the fair value hierarchy, and gives the lowest priority to unobservable inputs and classifies these as Level 3 measurements. The three levels of the fair value hierarchy are described below:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

Level 2 — Valuations based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or inputs that are observable in the market either directly or indirectly;

Level 3 — Valuations based on models that use inputs that are unobservable in the market and significant to the overall fair value measurement.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Fair value hierarchy classifications are reviewed on a quarterly basis. Changes related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, management’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. For additional information, see Note 24, Fair Value Measurements, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

It is our policy to maximize the use of observable market based inputs, when appropriate, to value our assets and liabilities carried at fair value on a recurring basis or to determine whether an adjustment to fair value is needed for assets and liabilities carried at fair value on a non-recurring basis. Given the nature of some of our assets carried at fair value, whether on a recurring or nonrecurring basis, clearly determinable market based valuation inputs are often not available. Therefore, these instruments are valued using internal assumptions and classified as Level 3. We may be required to apply significant judgments in determining our fair value estimates for these assets.

The estimates of fair values reflect our best judgments regarding the appropriate valuation methods and assumptions that market participants would use in determining fair value. The amount of judgment involved in estimating the fair value of an asset or liability is affected by a number of factors, such as the type of instrument, the liquidity of the markets for the instrument and the contractual characteristics of the instrument. The selection of a method to estimate fair value for each type of financial instrument depends on the reliability and availability of relevant market data. Judgments in these cases include, but are not limited to:

•	Selection of third-party market data sources;

•	Evaluation of the expected reliability of the estimate;

•	Reliability, timeliness and cost of alternative valuation methodologies; and

•	Selection of proxy instruments, as necessary.

Due to the lack of observability of significant inputs, we must make assumptions in deriving our valuation inputs based on relevant empirical data surrounding interest rates, asset prices, timing of future cash flows and credit performance. In addition, assumptions must be made to reflect constraints on liquidity, counterparty credit quality and other unobservable factors. Imprecision surrounding our assumptions related to unobservable market inputs may impact the fair value of our assets and liabilities. Furthermore, use of different methods to derive the fair value of our assets and liabilities could result in different fair value estimates at the measurement date.

See Fair Value Measurements above for additional discussion surrounding the specific methods and assumptions we use to estimate the fair value of our assets and liabilities carried at fair value on a recurring and nonrecurring basis.

Income Taxes

We are subject to the income tax laws of the United States, its states and municipalities and the foreign jurisdictions in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.

Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

We provide for income taxes as a “C” corporation on income earned from operations. Currently, our subsidiaries cannot participate in the filing of a consolidated federal tax return. As a result, certain subsidiaries may have taxable income that cannot be offset by taxable losses or loss carryforwards of other entities. We are subject to federal, foreign, state and local taxation in various jurisdictions.

We use the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

From 2006 through 2008, we operated as a REIT. Effective January 1, 2009, we revoked our REIT election and recognized the deferred tax effects in our audited consolidated financial statements as of December 31, 2008.

During the period we operated as a REIT, we were generally not subject to federal income tax at the REIT level on our net taxable income distributed to shareholders, but we were subject to federal corporate-level tax on the net taxable income of our taxable REIT subsidiaries, and we were subject to taxation in various foreign, state and local jurisdictions. In addition, we were required to distribute at least 90% of our REIT taxable income to our shareholders and meet various other requirements imposed by the Internal Revenue Code, through actual operating results, asset holdings, distribution levels, and diversity of stock ownership.

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2009, the total valuation allowance was $385.9 million. Although realization is not assured, we believe it is more likely than not that the remaining recognized net deferred tax assets of $107.1 million as of December 31, 2009 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal. As of December 31, 2008, we recorded no valuation allowance against our deferred tax assets.

We have net operating loss carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to experience a change of control as defined in Section 382 of the Internal Revenue Code, more specifically, if we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code, our ability to utilize our net operating loss carryforwards, certain built-in losses and other tax attributes recognized in years after the ownership change would be limited. The annual limit would equal the product of (a) the applicable long-term tax exempt rate and (b) the value of the relevant taxable entity’s capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company’s outstanding stock, including certain public groups as set forth under Section 382 of the Internal Revenue Code, and those arising from new stock issuances and other equity transactions. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether we have undergone, or in the future will undergo, an ownership change under Section 382 of the Internal Revenue Code.

During the years ended December 31, 2009 and 2008, we recorded $136.3 million of income tax expense and $190.6 million of income tax benefit, respectively, with respect to our income from continuing operations. The effective income tax rate for these periods was (18.0)% and 43.5%, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2004 through 2008. In 2008, we settled an Internal Revenue Service examination for the tax years 2005 and 2004 and concluded certain state examinations in 2009 and 2008 of tax years 2005, 2004 and 2003. We incurred penalty and interest expense of $1.0 million and $3.3 million in 2009 and 2008, respectively. In addition, we paid taxes in connection with the settlement and conclusion of these examinations of $4.3 million and $16.7 million in 2009 and 2008, respectively. We are currently under examination by the Internal Revenue Service for the tax years 2006 to 2008, and certain states for the tax years 2004 and 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section. In addition, for a detailed discussion of our derivatives, see Note 22, Derivative Instruments and Note 23, Credit Risk, in an accompanying audited consolidated financial statements for the year ended December 31, 2009.

MANAGEMENT REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The management of CapitalSource Inc. (“CapitalSource”) is responsible for establishing and maintaining adequate internal control over financial reporting. CapitalSource’s internal control system was designed to provide reasonable assurance to CapitalSource’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

CapitalSource’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on such assessment management believes that, as of December 31, 2009, the company’s internal control over financial reporting is effective based on those criteria.

CapitalSource’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 107.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of CapitalSource Inc.

We have audited CapitalSource Inc.’s (“CapitalSource”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CapitalSource’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CapitalSource Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CapitalSource Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
March 1, 2010

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CapitalSource Inc.

We have audited the consolidated balance sheets of CapitalSource Inc. (“CapitalSource”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of CapitalSource’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapitalSource Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, CapitalSource adopted the provisions of accounting for uncertain tax positions in accordance with the current Income Taxes Topic of the Accounting Standards Codification on January 1, 2007. In addition, as discussed in Note 2, CapitalSource adopted new accounting pronouncements related to its non-controlling interests and convertible debt and retrospectively adjusted all periods presented in the consolidated financial statements for the changes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CapitalSource’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
March 1, 2010

CapitalSource Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
	($ in thousands, except share amounts)

ASSETS
Cash and cash equivalents	$1,172,785	$1,335,916
Restricted cash	172,765	404,019
Investment securities:
Available-for-sale, at fair value	960,591	679,551
Held-to-maturity, at amortized cost	242,078	14,389

Total investment securities	1,202,669	693,940
Mortgage-backed securities pledged, trading	—	1,489,291
Mortgage-related receivables, net	—	1,801,535
Commercial real estate “A” Participation Interest, net	530,560	1,396,611
Loans:
Loans held for sale	670	8,543
Loans held for investment	8,321,160	9,447,249
Less deferred loan fees and discounts	(146,329)	(174,317)
Less allowance for loan losses	(586,696)	(423,844)

Loans held for investment, net	7,588,135	8,849,088

Total loans	7,588,805	8,857,631
Interest receivable	33,949	67,018
Direct real estate investments, net	336,007	346,167
Other investments	96,517	127,746
Goodwill	173,135	173,135
Other assets	679,209	1,040,157
Assets of discontinued operations, held for sale	260,541	686,466

Total assets	$12,246,942	$18,419,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,483,879	$5,043,695
Repurchase agreements	—	1,595,750
Credit facilities	542,781	1,445,062
Term debt	2,956,536	5,338,456
Other borrowings	1,466,834	1,493,243
Other liabilities	390,504	542,533
Liabilities of discontinued operations	223,149	130,173

Total liabilities	10,063,683	15,588,912
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 323,042,613 and 282,804,211 shares issued and outstanding, respectively)	3,230	2,828
Additional paid-in capital	3,909,364	3,686,765
Accumulated deficit	(1,748,822)	(868,425)
Accumulated other comprehensive income, net	19,361	9,095

Total CapitalSource Inc. shareholders’ equity	2,183,133	2,830,263
Noncontrolling interests	126	457

Total shareholders’ equity	2,183,259	2,830,720

Total liabilities and shareholders’ equity	$12,246,942	$18,419,632

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	($ in thousands, except per share data)

Net investment income:
Interest income:
Loans	$796,976	$1,037,561	$1,128,091
Investment securities	60,959	138,102	217,162
Other	4,651	23,866	21,208

Total interest income	862,586	1,199,529	1,366,461
Fee income	22,884	33,099	63,346

Total interest and fee income	885,470	1,232,628	1,429,807
Operating lease income	33,985	31,896	33,444

Total investment income	919,455	1,264,524	1,463,251
Interest expense:
Deposits	109,430	76,245	—
Borrowings	328,283	617,112	859,180

Total interest expense	437,713	693,357	859,180

Net investment income	481,742	571,167	604,071
Provision for loan losses	845,986	593,046	78,641

Net investment (loss) income after provision for loan losses	(364,244)	(21,879)	525,430
Operating expenses:
Compensation and benefits	139,607	143,401	157,755
Depreciation of direct real estate investments	10,160	10,110	10,379
Professional fees	57,072	52,578	29,375
Other administrative expenses	81,029	58,947	47,493

Total operating expenses	287,868	265,036	245,002
Other income (expense):
(Loss) gain on investments, net	(30,724)	(73,569)	20,270
Loss on derivatives	(13,055)	(41,082)	(46,150)
Gain (loss) on residential mortgage investment portfolio	15,308	(102,779)	(75,164)
(Loss) gain on debt extinguishment, net	(40,514)	58,856	678
Other (expenses) income, net	(36,900)	(5,185)	36,545

Total other expense	(105,885)	(163,759)	(63,821)

Net (loss) income from continuing operations before income taxes	(757,997)	(450,674)	216,607
Income tax expense (benefit)	136,314	(190,583)	87,563

Net (loss) income from continuing operations	(894,311)	(260,091)	129,044
Net income from discontinued operations, net of taxes	33,335	41,310	35,027
(Loss) gain from sale of discontinued operations, net of taxes	(8,071)	104	156

Net (loss) income	(869,047)	(218,677)	164,227
Net (loss) income attributable to noncontrolling interests (includes income related to discontinued operations of $9 and $4,951 for 2008 and 2007, respectively)	(28)	1,426	4,938

Net (loss) income attributable to CapitalSource Inc.	$(869,019)	$(220,103)	$159,289

Net (loss) income per share attributable to CapitalSource Inc.:
Basic (loss) income per share:
From continuing operations	$(2.92)	$(1.04)	$0.67
From discontinued operations	0.08	0.16	0.18
Attributable to CapitalSource Inc.	$(2.84)	$(0.88)	$0.83
Diluted (loss) income per share:
From continuing operations	$(2.92)	$(1.04)	$0.67
From discontinued operations	0.08	0.16	0.18
Attributable to CapitalSource Inc.	$(2.84)	$(0.88)	$0.82
Average shares outstanding:
Basic	306,417,394	251,213,699	191,697,254
Diluted	306,417,394	251,213,699	193,282,656

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other	Treasury		Total
	Common	Additional	Accumulated	Comprehensive	Stock,	Noncontrolling	Shareholders’
	Stock	Paid-in Capital	Deficit	Income, net	at cost	Interests	Equity
	($ in thousands)

Total shareholders’ equity as of December 31, 2006	$1,815	$2,198,426	$(18,816)	$2,465	$(29,926)	$56,350	$2,210,314
Purchase of subsidiary	—	—	—	—	—	635	635
Conversation of noncontrolling interests into CapitalSource Inc. common stock	5	11,528	—	—	—	(11,533)	—
Net income	—	—	159,289	—	—	4,938	164,227
Other comprehensive income:
Unrealized gain, net of tax	—	—	—	2,485	—	—	2,485

Total comprehensive income							166,712
Cumulative effect of adoption of FIN 48	—	—	(5,702)	—	—	—	(5,702)
Dividends paid	—	10,064	(477,237)	—	—	(4,944)	(472,117)
Issuance of common stock, net	374	684,190	—	—	29,926	—	714,490
Stock option expense	—	7,569	—	—	—	—	7,569
Exercise of options	4	4,746	—	—	—	—	4,750
Restricted stock activity	9	22,752	—	—	—	—	22,761
Tax benefit on exercise of options	—	1,077	—	—	—	—	1,077
Tax benefit on vesting of restricted stock grants	—	977	—	—	—	—	977

Total shareholders’ equity as of December 31, 2007	2,207	2,941,329	(342,466)	4,950	—	45,446	2,651,466
Conversation of noncontrolling interests into CapitalSource Inc. common stock	20	44,969	—	—	—	(44,989)	—
Net (loss) income	—	—	(220,103)	—	—	1,426	(218,677)
Other comprehensive loss:
Unrealized gain, net of tax	—	—	—	4,145	—	—	4,145

Total comprehensive loss							(214,532)
Dividends paid	—	4,463	(305,856)	—	—	(1,426)	(302,819)
Proceeds from issuance of common stock, net	539	601,047	—	—	—	—	601,586
Exchange of convertible debt	62	73,078	—	—	—	—	73,140
Stock option expense	—	1,019	—	—	—	—	1,019
Exercise of options	1	361	—	—	—	—	362
Restricted stock activity	(1)	31,140	—	—	—	—	31,139
Tax benefit on exercise of options	—	109	—	—	—	—	109
Tax benefit on vesting of restricted stock grants	—	(10,750)	—	—	—	—	(10,750)

Total shareholders’ equity as of December 31, 2008	2,828	3,686,765	(868,425)	9,095	—	457	2,830,720
Net loss	—	—	(869,019)	—	—	(28)	(869,047)
Other comprehensive loss:
Cumulative effect of adoption of investment valuation guidance	—	—	397	(397)		—	—
Unrealized gain, net of tax	—	—	—	10,663	—	—	10,663

Total comprehensive loss							(858,384)
Divestiture of noncontrolling interests	—	—	—	—		(303)	(303)
Repurchase of common stock	(6)	(794)	—	—		—	(800)
Dividends paid	—	(724)	(11,775)	—	—	—	(12,499)
Proceeds from issuance of common stock, net	203	76,902	—	—		—	77,105
Exchange of convertible debt	198	118,358				—	118,556
Stock option expense	—	5,898	—	—	—	—	5,898
Restricted stock activity	7	22,959	—	—	—	—	22,966

Total shareholders’ equity as of December 31, 2009	$3,230	$3,909,364	$(1,748,822)	$19,361	$—	$126	$2,183,259

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	($ in thousands)

Operating activities:
Net (loss) income	$(869,047)	$(218,677)	$164,227
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	5,898	1,019	7,569
Restricted stock expense	24,997	42,575	36,921
Loss (gain) on extinguishment of debt	40,610	(58,856)	(678)
Amortization of deferred loan fees and discounts	(77,534)	(90,967)	(88,558)
Paid-in-kind interest on loans	(12,676)	15,852	(30,053)
Provision for loan losses	845,986	593,046	78,641
Provision for unfunded commitments	3,704	—	—
Amortization of deferred financing fees and discounts	63,538	118,140	64,676
Depreciation and amortization	31,701	39,457	35,891
Provision (benefit) for deferred income taxes	67,397	(152,451)	41,793
Non-cash loss (gain) on investments, net	31,765	82,250	(865)
Impairment of Parent Company goodwill	—	5,344	—
Non-cash loss on foreclosed assets and other property and equipment disposals	46,818	17,202	1,037
Unrealized loss on derivatives and foreign currencies, net	16,721	41,093	42,599
Unrealized (gain) loss on residential mortgage investment portfolio, net	(66,676)	50,085	75,507
Net decrease (increase) in mortgage-backed securities pledged, trading	1,485,144	2,559,389	(494,153)
Amortization of discount on residential mortgage investments	—	(8,619)	(39,380)
Accretion of discount on commercial real estate “A” participation interest	(29,781)	(23,777)	—
Decrease (increase) in interest receivable	35,385	33,983	(23,673)
Decrease (increase) in loans held for sale, net	20,936	269,983	(598,897)
Decrease (increase) in other assets	458,583	(483,124)	(234,964)
(Decrease) increase in other liabilities	(213,183)	123,943	194,974

Cash provided by (used in) operating activities, net of impact of acquisitions	1,910,286	2,956,890	(767,386)
Investing activities:
Decrease (increase) in restricted cash	237,141	94,420	(272,899)
Decrease in mortgage-related receivables, net	1,754,555	214,298	265,839
Decrease in commercial real estate “A” participation interest, net	895,832	447,804	—
Acquisition of CS Advisors CLO II	—	(18,619)	—
Decrease in receivables under reverse-repurchase agreements, net	—	—	51,892
Decrease (increase) in loans, net	422,446	(63,049)	(1,434,109)
Cash received (paid) for real estate	292,837	(10,121)	(248,120)
Acquisition of marketable securities, available for sale, net	(241,018)	(639,116)	—
Acquisition of marketable securities, held to maturity, net	(213,048)	—	—
Reduction (acquisition) of other investments, net	19,612	(48,956)	(28,724)
Net cash acquired in FIL transaction	—	3,187,037	—
Acquisition of property and equipment, net	(18,537)	(5,594)	(5,379)

Cash provided by (used in) investing activities	3,149,820	3,158,104	(1,671,500)
Financing activities:
Payment of deferred financing fees	(45,573)	(75,931)	(53,107)
Deposits accepted, net of repayments	(560,497)	(126,773)	—
(Repayments) borrowings under repurchase agreements, net	(1,595,750)	(2,314,277)	399,259
Repayments on credit facilities, net	(910,281)	(912,276)	(47,414)
Borrowings of term debt	326,449	56,108	2,860,607
Repayments of term debt	(2,698,918)	(1,808,720)	(1,503,018)
Borrowings (repayments) under other borrowings, net	199,071	(74,177)	320,630
Proceeds from issuance of common stock, net of offering costs	77,105	601,755	714,490
Repurchase of common stock	(800)	—	—
Proceeds from exercise of options	—	362	4,750
Tax expense on share-based payments	—	(10,641)	2,054
Payment of dividends	(12,455)	(290,560)	(476,817)

Cash (used in) provided by financing activities	(5,221,649)	(4,955,130)	2,221,434

(Decrease) increase in cash and cash equivalents	(161,543)	1,159,864	(217,452)
Cash and cash equivalents as of beginning of year	1,338,563	178,699	396,151

Cash and cash equivalents as of end of year(1)	$1,177,020	$1,338,563	$178,699

Supplemental information:
Cash paid (received) during the year for:
Interest	$405,524	$641,312	$768,259
Income taxes, net	(146,119)	65,992	93,221
Noncash transactions from investing and financing activities:
Stock received from Omega Healthcare Investors, Inc.	$50,561	$—	$—
Receivable from Omega Healthcare Investors, Inc.	59,354	—	—
Assumption of FIL assets and liabilities	—	3,292,185	—
Exchange of common stock for convertible debentures	61,618	44,880	—
Assets acquired through foreclosure	219,745	127,315	20,225
Assumption of note payable	—	25,729	—
Acquisition of real estate	—	2,120	110,675
Conversion of noncontrolling interests into common stock	—	44,989	11,533
Dividends declared but not paid	—	13,827	—
Assumption of intangible lease liability	—	—	30,476
Assumption of term debt	—	—	71,027
Acquisition of investments in unconsolidated trusts	—	—	2,544

(1)	Cash and cash equivalents as of December 31, 2009 and 2008 include $4.2 million and $2.6 million, respectively, of cash reported with assets of discontinued operations in the accompanying consolidated balance sheet.

See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

We are a commercial lender which, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. Prior to the formation of CapitalSource Bank, CapitalSource Inc. (“CapitalSource,” and together with its subsidiaries other than CapitalSource Bank, the “Parent Company”) conducted its commercial lending business through our other subsidiaries. Subsequent to CapitalSource Bank’s formation, substantially all new loans have been originated at CapitalSource Bank, and we expect this will continue to be the case for the foreseeable future. Our commercial lending activities at the Parent Company consist primarily of satisfying existing commitments made prior to CapitalSource Bank’s formation and receiving payments on our existing loan portfolio. Consequently, we expect that our loans at the Parent Company will gradually run off, while CapitalSource Bank’s loan portfolio will continue to grow.

Our primary commercial lending products and depository and services include:

•	Senior Secured Loans. We make senior secured, asset-backed, mortgage, and leveraged loans, which have a first priority lien in the collateral securing the loan. Asset-based loans are collateralized by specified assets of the client, generally the client’s accounts receivable and/or inventory. Mortgage loans are secured by senior mortgages on real property. We make mortgage loans to clients including owners and operators of senior housing and skilled nursing facilities; owners and operators of office, industrial, hospitality and multifamily properties; resort and residential developers; hospitals and companies backed by private equity firms that frequently obtain mortgage-related financing in connection with buyout transactions. We make leveraged loans based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. Our leveraged loans generally are secured by a security interest in all or substantially all of a client’s assets. In some cases, the equity owners of a client pledge their stock in the client to us as further collateral for the loan.

•	Depository Products and Services. Through CapitalSource Bank’s 22 branches in southern and central California, we provide savings and money market accounts, individual retirement account products and certificates of deposit. These products are insured up to the maximum amounts permitted by the Federal Deposit Insurance Corporation (“FDIC”).

We currently operate as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; our Other Commercial Finance segment comprises our loan portfolio and residential mortgage and other business activities in the Parent Company; and our Healthcare Net Lease segment comprises our direct real estate investment business activities.

For the years ended December 31, 2008 and 2007, we presented financial results through three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Beginning in the first quarter of 2009, changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Banking segment being disaggregated into the CapitalSource Bank and Other Commercial Finance segments and the results of our Residential Mortgage Investment segment being combined into the Other Commercial Finance segment. We have reclassified all comparative prior period segment information to reflect our current segments. For additional information, see Note 25, Segment Data.

Note 2.	Summary of Significant Accounting Policies

Our financial reporting and accounting policies conform to U.S. generally accepted accounting principles (“GAAP”).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of our audited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management has made significant estimates in certain areas, including valuing certain financial instruments and other assets, assessing financial instruments and other assets for impairment, assessing the realization of deferred tax assets and determining the allowance for loan losses. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying financial statements reflect our consolidated accounts, including those of our majority-owned subsidiaries and variable interest entities (“VIEs”) where we determined that we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

Discontinued Operations

On November 17, 2009, we announced the intent to sell certain direct real estate investments, currently included in our Healthcare Net Lease segment. As of December 31, 2009, we have closed on the sale of the first group of properties and anticipate closing on a second group in 2010. Accordingly, the financial position and results of operations of these direct real estate investments have been removed from the detail line items and separately presented as “discontinued operations.” For additional information, see Note 3, Discontinued Operations.

Fair Value Measurements

Effective January 1, 2008, we adopted the guidance in the Fair Value Measurements and Disclosures Topic of the Accounting Standards Codification (the “Codification”), which established a framework for measuring fair value in generally accepted accounting principles, clarified the definition of fair value within that framework, and expanded disclosures about the use of fair value measurements. The guidance applies whenever other accounting standards require or permit fair value measurement. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The Fair Value Measurement and Disclosure Topic of the Codification establishes a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value. The hierarchy prioritizes observable data from active markets, placing measurements using those inputs in Level 1 of the fair value hierarchy, and gives the lowest priority to unobservable inputs and classifies these as Level 3 measurements. The three levels of the fair value hierarchy are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Fair value hierarchy classifications are reviewed on a quarterly basis. Changes related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement. Therefore, even when market assumptions are

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not readily available, management’s own assumptions attempt to reflect those that market participants would use in pricing the asset or liability at the measurement date. For additional information, see 24, Fair Value Measurements.

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

As part of our management of the loans held in our portfolio, we will occasionally transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for loan loss is charged-off and the carrying value of the loans is adjusted to the estimated fair value less costs to sell. The loans are subsequently accounted for at the lower of cost or fair value, with valuation changes recorded in other (expense) income, net of expenses in our audited consolidated statements of operations. Gains or losses on the sale of these loans are also recorded in other income, net of expenses in our audited consolidated statements of operations. In certain circumstances, loans designated as held for sale may later be transferred back to the loan portfolio based upon our intent to retain the loan. We transfer these loans to our portfolio at the lower of cost or fair value.

Allowance for Loan Losses

Our allowance for loan losses represents management’s estimate of incurred loan losses inherent in our loan portfolio as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of our borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral and general economic conditions. Losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

We perform periodic and systematic detailed reviews of our loan portfolios to identify credit risks and to assess the overall collectability of those portfolios. The allowance on certain pools of loans with similar characteristics is based on aggregated portfolio segment evaluations generally by loan type and is estimated using reserve factors that are reflective of estimated historical and industry loss rates.

The commercial portfolios are reviewed regularly on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according to our internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, and any other pertinent information, including individual valuations on impaired loans, are factored in the estimation of the allowance for loan losses. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.

If necessary, a specific allowance for loan losses is established for individual impaired commercial loans. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Individually impaired loans are measured based on the present value of payments expected to be received, observable market prices for the loan, or the estimated fair value of the collateral. If the recorded investment in an impaired loan exceeds the present value of payments expected to be received or the fair value of the collateral, a specific allowance is established as a component of the allowance for loan losses.

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

Foreclosed Assets

Foreclosed assets, includes foreclosed property and other assets received in full or partial satisfaction of a loan. We recognize foreclosed assets upon the earlier of the loan foreclosure event or when we take physical possession of the asset (i.e., through a deed in lieu of foreclosure transaction). Foreclosed assets are initially measured at their fair value less estimated cost to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated cost to sell the asset as a charge-off to the loan.

Real estate owned (“REO”) represents property obtained through foreclosure. REO that we do not intend to sell is classified separately as held for use, is depreciated and is recorded in other assets in our audited consolidated balance sheets. We report REO that we intend to sell, are actively marketing and that are available for immediate sale in their current condition as held for sale. These REO are reported at the lower of their carrying amount or fair value less estimated selling costs, from the date of foreclosure, and are not depreciated. The fair value of our REO is determined by third party appraisals, when available. When third party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. We recognize a loss for any subsequent write-down of the REO to its fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to other (expense) income in our audited consolidated statements of operations. A recovery is recognized for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. We recognize cost of operating and gains or losses on sales of REO through other (expense) income in our audited consolidated statements of operations.

Goodwill Impairment

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

During the year ended December 31, 2009, we did not record any goodwill impairment. During the year ended December 31, 2008, we recorded goodwill impairment of $5.3 million included in other (expense) income on our audited consolidated statements of operations. The remaining balance of goodwill of $173.1 million as of both December 31, 2009 and 2008 was entirely attributable to the acquisition of CapitalSource Bank and was not considered to be impaired.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Debt Securities and Equity Securities That Have Readily Determinable Fair Values

All debt securities, as well as all purchased equity securities that have readily determinable fair values, are classified in our consolidated balance sheets based on management’s intention on the date of purchase. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities not classified as held-to-maturity or trading, as well as equity investments in publicly traded entities, are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income (loss) on our audited consolidated balance sheets on an after-tax basis.

Investments in Equity Securities That Do Not Have Readily Determinable Fair Values

Purchased common stock or preferred stock that is not publicly traded and/or does not have a readily determinable fair value is accounted for pursuant to the equity method of accounting if our ownership position is large enough to significantly influence the operating and financial policies of an investee. This is generally presumed to exist when we own between 20% and 50% of a corporation, or when we own greater than 5% of a limited partnership or similarly structured entity. Our share of earnings and losses in equity method investees is included in other income, net of expenses in our audited consolidated statements of operations. If our ownership position is too small to provide such influence, the cost method is used to account for the equity interest.

For investments accounted for using the cost or equity method of accounting, management evaluates information such as budgets, business plans, and financial statements of the investee in addition to quoted market prices, if any, in determining whether an other than temporary decline in value exists. Factors indicative of an other-than-temporary decline in value include, but are not limited to, recurring operating losses and credit defaults. We compare the estimated fair value of each investment to its carrying value quarterly. For any of our investments in which the estimated fair value is less than its carrying value, we consider whether the impairment of that investment is other than temporary.

If it has been determined that an investment has sustained an other-than-temporary decline in its value, the equity interest is written down to its fair value through income and a new carrying value for the investment is established.

Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and are included in (loss) gain on investments, net in our audited consolidated statements of operations.

Mortgage-Related Receivables

Investments in mortgage-related receivables are recorded at amortized cost. Premiums and discounts that relate to such receivables are amortized into interest income over the estimated lives of such assets using the interest method.

Transfers of Financial Assets

We account for transfers of loans and other financial assets to third parties or special purpose entities (“SPEs”) that we establish as sales if we determine that we have relinquished effective control over the assets. In such transactions, we allocate the recorded carrying amount of transferred assets between retained and sold interests based upon their fair values. We record gains and losses based upon the difference of proceeds received and the carrying amount of transferred assets that are allocated to sold interests.

We account for transfers of financial assets in which we receive cash consideration, but for which we determine that we have not relinquished control, as secured borrowings.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warrants and options that are assessed as derivatives are subsequently measured at fair value through earnings as a component of (loss) gain on investments, net on our audited consolidated statements of operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also acquired select direct real estate investments through transactions in which we typically execute long-term triple-net leases, at market rates, simultaneously with such acquisitions.

We assess our real estate investments and the related intangible assets for impairment indicators whenever events or changes in circumstances indicate the carrying amount may not be recoverable; such assessment is performed not less than annually. Our assessment of the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and the lessee’s compliance with lease terms. If we determine that indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets may be recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the leased properties and other long-lived assets for the excess over their estimated fair value. The fair value of the real estate investment is determined by market research, which includes valuing the property as a healthcare facility as well as other alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.

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

We accrete any discount from purchased loans into interest income in accordance with our policies up to the amount of contractual interest and principal payments expected to be collected. If management assesses that, upon purchase, a portion of contractual interest and principal payments are not expected to be collected, a portion of the discount will not be accreted (non-accretable difference).

We will generally place a loan on non-accrual status if we expect that the borrower will not be able to service its debt and other obligations or if the loan is 90 or more days past due and is not well-secured and in the process of collection. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed and the recognition of interest and fee income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. Payments received on non-accrual loans are generally first applied to principal. A loan may be returned to accrual status when its interest or principal is current, repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. On the date the borrower pays all overdue amounts in full, the borrower’s loan will emerge from non-accrual status and all overdue charges (including those from prior years) are recognized as interest income in the current period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Lease Income Recognition

Substantially all of our direct real estate investments are leased through long-term, triple-net operating leases and typically include fixed rental payments, subject to escalation over the life of the lease. We recognize operating lease income on a straight-line basis over the life of the lease when collectability is reasonably assured. We do not recognize any income on contingent rents until payments are received and all contingencies have been eliminated.

Income Recognition and Impairment Recognition on Securities

For our investments in debt securities, we use the interest method to amortize deferred items, including premiums, discounts and other basis adjustments, into interest income. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. The effective yield on all other debt securities that have not experienced an other than temporary impairment is based on the contractual cash flows of the security.

Declines in the fair value of debt securities classified as available-for-sale or held-to-maturity are reviewed to determine whether the impairment is other than temporary. This review considers a number of factors, including the severity of the decline in fair value, current market conditions, historical performance of the security, credit ratings and the length of time the investment has been in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, an other than temporary impairment is considered to have occurred. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of cash flows expected to be collected from the security with its amortized cost. The present value of cash flows is determined using a discount rate equal to the effective yield on the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, then the impairment is considered to be other than temporary. Determination of whether an impairment is other than temporary requires significant judgment surrounding the collectability of the investment including such factors as the financial condition of the issuer, expected prepayments and expected defaults.

When we have determined that an other than temporary impairment has occurred, we separate the impairment amount into a component representing the credit loss and a component representing all other factors. The credit loss component is recognized in earnings and is determined by discounting the expected future cash flows of the security by the effective yield of the security. The previous amortized cost basis less the credit component of the impairment becomes the new amortized cost basis of the security. Any remaining impairment, representing the difference between the new amortized cost of the security and its fair value is recognized through other comprehensive income. We also consider impairment of a security to be other than temporary if we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. In these situations, the entire amount of the impairment represents the credit component and is recognized through earnings.

In periods following the recognition of an other than temporary impairment, the difference between the new amortized cost basis and the cash flows expected to be collected on the security are accreted as interest income. Any subsequent changes to estimated cash flows are recognized as prospective adjustments to the effective yield of the security.

Derivative Instruments

We enter into derivative contracts primarily to manage the interest rate risk associated with certain assets, liabilities, or probable forecasted transactions. As of December 31, 2009 and 2008, all of our derivatives were held for risk management purposes and none were designated as accounting hedges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our derivatives are recorded in other assets or other liabilities, as appropriate, on our audited consolidated balance sheets. The changes in fair value of our derivatives and the related interest accrued are recognized in other income, net of expenses on our audited consolidated statements of operations.

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

Income Taxes

We provide for income taxes as a “C” corporation on income earned from operations. Currently our subsidiaries cannot participate in the filing of a consolidated federal tax return. As a result, certain subsidiaries may have taxable income that cannot be offset by taxable losses or loss carryforwards of other entities. We are subject to federal, foreign, state and local taxation in various jurisdictions.

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

From 2006 through 2008, we operated as a real estate investment trust (“REIT”). Effective January 1, 2009, we revoked our REIT election and recognized the deferred tax effects in our audited consolidated financial statements as of December 31, 2008. During the period we operated as a REIT, we were generally not subject to federal income tax at the REIT level on our net taxable income distributed to shareholders, but we were subject to federal corporate-level tax on the net taxable income of our taxable REIT subsidiaries, and we were subject to taxation in various foreign, state and local jurisdictions. In addition, we were required to distribute at least 90% of our REIT taxable income to our shareholders and meet various other requirements imposed by the Internal Revenue Code (the “Code”), through actual operating results, asset holdings, distribution levels, and diversity of stock ownership.

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

We adopted the provisions for accounting for uncertain tax positions in accordance with the current Income Taxes Topic of the Codification on January 1, 2007. As a result of the adoption, we recognized an increase of approximately $5.7 million in the liability for unrecognized tax benefits, which was accounted for as an increase to accumulated deficit as of January 1, 2007. This increase was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. For additional information, see Note 15, Income Taxes.

Net Income per Share

Basic net income per share is based on the weighted-average number of common shares outstanding during each period. Diluted net income per share is based on the weighted average number of common shares outstanding

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during each period, plus common share equivalents computed for stock options, stock units, stock dividends declared, restricted stock and convertible debt. Diluted net income per share is adjusted for the effects of other potentially dilutive financial instruments only in the periods in which such effect is dilutive.

Bonuses

Bonuses are accrued ratably, pursuant to a variable methodology partially based on our performance, over the annual performance period.

On a quarterly basis, management recommends a bonus accrual to the Compensation Committee of our Board of Directors pursuant to our variable bonus methodology. This recommendation is in the form of a percentage of regular salary paid and is based upon the cumulative regular salary paid from the start of the annual performance period through the end of the particular quarterly reporting period. In developing its recommendation to the Compensation Committee, management analyzes certain key performance metrics. The actual bonus accrual recorded is that amount approved each quarter by the Compensation Committee.

Segment Reporting

The Segment Reporting Topic of the Codification requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. We currently operate as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; our Other Commercial Finance segment comprises our loan portfolio and residential mortgage and other business activities in the Parent Company; and our Healthcare Net Lease segment comprises our direct real estate investment business activities.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Topic 105, Generally Accepted Accounting Principles, which established the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was made effective by the FASB for periods ending on or after September 15, 2009. This annual report reflects the guidance in the Codification.

In December 2007, the FASB issued guidance establishing principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. It also provided a framework for recognizing and measuring the goodwill acquired in the business combination and determined what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The effective date of adoption is for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this guidance and it did not have a material impact on our audited consolidated financial statements.

In February 2008, the FASB issued guidance delaying the effective date of fair value measurement disclosures for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted this guidance and it did not have a material impact on our audited consolidated financial statements.

In April 2009, the FASB issued further guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly when compared with normal market activity for the asset or liability (or similar assets or liabilities) and, further, identifying circumstances that indicate a transaction is not orderly. It applies to all assets and liabilities within the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scope of accounting guidance that require or permit fair value measurements, except items cited as scope exceptions in the Codification. The guidance is effective prospectively for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance and it did not have a material impact on our audited consolidated financial statements.

In March 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities, which was intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The guidance applies to all derivative instruments within the scope of the Derivatives and Hedging Topic of the Codification. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under this topic. The effective date of adoption is the beginning of the first fiscal year beginning after November 15, 2008. We adopted this guidance, and it did not have a material impact on our audited consolidated financial statements.

In April 2009, the FASB issued guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of existing guidance on accounting for contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are outside the scope of this new guidance. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this guidance and it did not have a material impact on our audited consolidated financial statements.

In April 2009, the FASB amended its guidance on other than temporary impairment for debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements. The additional guidance does not amend existing recognition and measurement guidance related to other than temporary impairments of equity securities. It is effective for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance and it did not have a material impact on our audited consolidated financial statements.

In April 2009, the FASB amended its guidance on the fair value of financial instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This also amended existing guidance on interim financial reporting to require those disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. We adopted this guidance and it did not have a material impact on our audited consolidated financial statements. For additional information, see Note 24, Fair Value Measurements.

In May 2009, the FASB issued guidance establishing principles and requirements for subsequent events accounting and disclosure, setting forth general principles of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide specific guidance on the accounting treatment for subsequent events or transactions. This is effective prospectively for interim or annual financial periods ending after June 15, 2009. We adopted this guidance and it did not have a material impact on our audited consolidated financial statements.

In June 2009, the FASB amended its guidance on the accounting for transfers and servicing of financial assets and extinguishments of liabilities and established additional disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It applies to all entities and eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 for all transfers occurring subsequent to the adoption date. We adopted this guidance on January 1, 2010 and do not expect its adoption to have a material impact on our financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the FASB issued new guidance changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This requires enhanced disclosures about variable interest entities that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It does not change the existing scope for accounting and assessment of variable interest entities, however it adds entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated. This guidance is effective for the first annual reporting period that begins after November 15, 2009. We adopted this guidance on January 1, 2010 and expect that our adoption will result in an increased number of entities with which we are involved to be considered variable interest entities. This increase is primarily the result of borrowers that have undergone troubled debt restructuring transactions, requiring us to reconsider whether the borrowers qualify as variable interest entities. However, we generally do not expect to meet the characteristics of a primary beneficiary with respect to these entities, and thus, generally do not expect to consolidate them. As a result, we do not expect our adoption of this new guidance to have a material impact on our financial position or results of operations.

In August 2009, the FASB issued guidance on measuring the fair value of liabilities. This guidance clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value: a valuation technique that uses a quoted price of an identical or similar liability when traded as an asset, a technique based on the amount an entity would have to pay to transfer the identical liability or a technique based on the amount an entity would receive to enter into an identical liability. This guidance is effective for our first interim or annual reporting period beginning after its issuance. We adopted this guidance and it did not have a material impact on our audited consolidated financial statements.

In November 2009, the FASB ratified a consensus requiring that when distributions are made that include a shareholder election to receive cash or stock, with a limitation on total cash distributed, the distribution should be recognized as a share issuance. Since the distribution will be settled in a variable number of shares, a liability should be recognized at the later of the declaration date or when the entity is obligated to make payment. When the shares have been issued, the liability will be reclassified to equity. The consensus was effective retrospectively for interim and annual periods ending on or after December 15, 2009. We adopted this guidance, and it did not have a material impact on our audited consolidated financial statements

Reclassifications

Certain amounts in prior year’s audited consolidated financial statements have been reclassified to conform to the current year presentation, including the reclassification of certain deferred fees and loan discounts from fee income to interest income or other income in our audited consolidated statements of operations and the reclassification of PIK interest from interest receivable to loans held for investment in our audited consolidated balance sheet. Accordingly, the reclassifications have been appropriately reflected throughout our audited consolidated financial statements.

Retrospective Application of Accounting Pronouncements

In December 2007, the FASB issued guidance, which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the audited consolidated financial statements. The guidance also amended certain consolidation procedures for consistency with the requirements of the Consolidation Topic of the Codification. The effective date for application of this guidance was the beginning of the first fiscal year beginning after December 15, 2008.

In May 2008, the FASB issued guidance clarifying the requirements for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and specifying that

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and requires retroactive application for all periods presented in the audited consolidated financial statements.

On January 1, 2009, we adopted these two new accounting pronouncements and applied this guidance to our non-controlling interests and convertible debt, retrospectively. The adoption of this guidance affected financial statement line items for the periods presented below as follows:

Consolidated Balance Sheets

	December 31, 2009
	As Computed	As Reported
	Prior to	after	Effect of
	Adoption	Adoption	Change
	($ in thousands)

Other assets	$674,162	$679,209	$5,047
Other borrowings	1,480,195	1,466,834	(13,361)
Additional paid-in capital	3,892,299	3,909,364	17,065
Accumulated deficit	(1,750,165)	(1,748,822)	1,343

	December 31, 2008
	As Computed	As Reported
	Prior to	after	Effect of
	Adoption	Adoption	Change
	($ in thousands)

Other assets	$1,035,426	$1,040,157	$4,731
Other borrowings	1,479,654	1,493,243	13,589
Additional paid-in capital	3,683,065	3,686,765	3,700
Accumulated deficit	(855,867)	(868,425)	(12,558)

Consolidated Statements of Income

	Year Ended December 31, 2009
	As Computed	As Reported
	Prior to	after	Effect of
	Adoption	Adoption	Change
	($ in thousands, except per share amounts)

Interest expense: borrowings	$342,184	$328,283	$(13,901)
Net loss from continuing operations	(908,240)	(894,311)	13,929
Net loss	(882,976)	(869,047)	13,929
Net loss attributable to noncontrolling interests(1)	(28)	(28)	—
Net loss attributable to CapitalSource Inc.	—	(869,019)	(869,019)
Basic loss per share:
Net loss per share from continuing operations	$(2.96)	$(2.92)	$0.04
Net loss per share attributable to CapitalSource Inc.(2)	(2.88)	(2.84)	0.04
Diluted loss per share:
Net loss per share from continuing operations	(2.96)	(2.92)	0.04
Net loss per share attributable to CapitalSource Inc.(2)	(2.88)	(2.84)	0.04

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	As Computed	As Reported
	Prior to	after	Effect of
	Adoption	Adoption	Change
	($ in thousands, except per share amounts)

Interest expense: borrowings	$630,179	$617,112	$(13,067)
Income tax benefit	(201,129)	(190,583)	10,546
Net loss from continuing operations	(264,038)	(260,091)	3,947
Net loss	(222,624)	(218,677)	3,947
Net income attributable to noncontrolling interests(1)	1,426	1,426	—
Net loss attributable to CapitalSource Inc.	—	(220,103)	(220,103)
Basic loss per share:
Net loss per share from continuing operations	$(1.05)	$(1.04)	$0.01
Net loss per share attributable to CapitalSource Inc.(2)	(0.89)	(0.88)	0.01
Diluted loss per share:
Net loss per share from continuing operations	(1.05)	(1.04)	0.01
Net loss per share attributable to CapitalSource Inc.(2)	(0.89)	(0.88)	0.01

	Year Ended December 31, 2007
	As Computed	As Reported
	Prior to	after	Effect of
	Adoption	Adoption	Change
	($ in thousands, except per share amounts)

Interest expense: borrowings	$842,182	$859,180	$16,998
Net income from continuing operations	141,104	129,044	(12,060)
Net income	176,287	164,227	(12,060)
Net income attributable to noncontrolling interests(1)	4,938	4,938	—
Net income attributable to CapitalSource Inc.	—	159,289	159,289
Basic loss per share:
Net income per share from continuing operations	$0.74	$0.67	$(0.07)
Net loss per share attributable to CapitalSource Inc.(2)	0.92	0.83	(0.09)
Diluted loss per share:
Net income per share from continuing operations	0.73	0.67	(0.06)
Net loss per share attributable to CapitalSource Inc.(2)	0.91	0.82	(0.09)

(1)	The caption “Noncontrolling interests expense” was changed to “Net (loss) income attributable to noncontrolling interests” to conform to the presentation requirements of the Consolidation Topic of the Codification.

(2)	The caption “Net (loss) income per share” was changed to “Net (loss) income per share attributable to CapitalSource Inc.” to conform to the presentation requirements of the Consolidation Topic of the Codification.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2009
	As Computed	As Reported
	Prior to	after	Effect of
	Adoption	Adoption	Change
	($ in thousands)

Net loss	$(882,976)	$(869,047)	$13,929
Operating activities:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing fees and discounts	77,439	63,538	(13,901)
Financing activities:
Payment of dividends	(12,483)	(12,455)	28

	Year Ended December 31, 2008
	As Computed	As Reported
	Prior to	after	Effect of
	Adoption	Adoption	Change
		($ in thousands)

Net loss	$(222,624)	$(218,677)	$3,947
Operating activities:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of impact of acquisitions:
Amortization of deferred financing fees and discounts	131,207	118,140	(13,067)
Benefit for deferred income taxes	(162,997)	(152,451)	10,546
Financing activities:
Payment of dividends	(289,134)	(290,560)	(1,426)

	Year Ended December 31, 2007
	As Computed	As Reported
	Prior to	after	Effect of
	Adoption	Adoption	Change
	($ in thousands)

Net income	$176,287	$164,227	$(12,060)
Operating activities:
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of impact of acquisitions:
Amortization of deferred financing fees and discounts	47,672	64,676	17,004
Financing activities:
Payment of dividends	(471,873)	(476,817)	(4,944)

Note 3.	Discontinued Operations

During the year ended December 31, 2009, we sold 82 long-term healthcare facilities with a total net book value of $400.3 million, realizing a pre-tax loss of $9.4 million. Two transactions comprised 77 of the facilities sold. In November 2009, we sold 37 long-term healthcare facilities (the “November Sale Assets”) for approximately $100.0 million in cash. In December 2009, in the first step of a multi-step transaction, we sold 40 long-term healthcare facilities (the “Step 1 Assets”) to Omega Healthcare Investors, Inc. (“Omega”) for approximately $184.2 million in cash and approximately 1.4 million shares of Omega common stock valued at $25.6 million. In addition, by acquiring our facilities in the December 2009 closing, Omega became obligated to pay us $59.4 million

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of indebtedness associated with the Step 1 Assets. Step two of the transaction with Omega will include the sale of an additional 40 long-term healthcare facilities (the “Step 2 Assets”), which we expect to complete in 2010.

In December 2009, we also received approximately 1.3 million shares of Omega common stock valued at $25.0 million in consideration for a non-refundable option that can be exercised by Omega to acquire an additional 63 of our long-term healthcare facilities (the “Step 3 Assets”) at any time through December 31, 2011. This common stock, in addition to the stock acquired in connection with the sale of the Step 1 Assets, has been recorded in investment securities, available-for-sale on our audited consolidated balance sheet. A corresponding liability of $25.0 million was also recorded on our accompanying consolidated audited balance sheet as of December 31, 2009. Upon the completion of the sale of Step 2 Assets and Step 3 Assets, we will exit the skilled nursing home ownership business, but continue to actively provide financing for owners and operators in the long-term healthcare industry.

We have presented the financial condition and results of operations of all assets within our Healthcare Net Lease segment, with the exception of the Step 3 Assets, as discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business. The Step 3 Assets have been included in our continuing operations as they do not meet the criteria to be held for sale as of December 31, 2009.

The condensed balance sheets as of December 31, 2009 and 2008 for our discontinued operations were as follows:

	December 31,
	2009	2008
	($ in thousands)

Assets:
Cash and cash equivalents and restricted cash	$13,712	$18,011
Direct real estate investments, net	218,149	643,549
Other assets	28,680	24,906

Total assets	$260,541	$686,466

Liabilities:
Mortgage debt	$184,923	$60,570
Notes payable	20,000	20,000
Other liabilities	18,226	49,603

Total liabilities	$223,149	$130,173

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed statements of operations for the years ended December 31, 2009, 2008 and 2007 for our discontinued operations were as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Revenue:
Operating lease income	$73,311	$75,852	$63,569
Expenses:
Interest	5,532	5,686	5,059
Depreciation	21,360	25,779	21,625
General and administrative	3,627	380	1,364
Other expense	3,659	1,349	494

Total expenses	34,178	33,194	28,542
(Loss) gain from sale of discontinued operations	(9,411)	104	156
Income tax expense	4,458	1,348	—

Net income attributable to discontinued operations	$25,264	$41,414	$35,183

For further information about our direct real estate investments as of December 31, 2009, see Note 9, Direct Real Estate Investments.

Note 4.	Cash and Cash Equivalents and Restricted Cash

As of December 31, 2009 and 2008, our cash and cash equivalents and restricted cash balances were as follows:

	December 31,
	2009	2008
	($ in thousands)

Cash and cash equivalents and restricted cash from continuing operations:
Cash and due from banks(1)	$592,793	$231,599
Interest-bearing deposits in other banks(2)	27,723	19,963
Other short-term investments(3)	555,057	984,237
Investment securities(4)	169,977	504,136

Total cash and cash equivalents and restricted cash from continuing operations	1,345,550	1,739,935
Cash and cash equivalents and restricted cash from discontinued operations:
Cash and due from banks	13,712	18,011

Total cash and cash equivalents and restricted cash	$1,359,262	$1,757,946

(1)	Represents principal and interest collections on loan assets held by securitization trusts or pledged to credit facilities and escrows for future expenses related to our direct real estate investments. A portion of these collections are invested in money market funds that invest primarily in U.S. Treasury securities, and in 2008, repurchase agreements secured by U.S. Treasury securities. The restricted portion of the balance was $24.5 million and $45.6 million as of December 31, 2009 and 2008, respectively. Cash and due from bank accounts for CapitalSource Bank were $235.6 million and $132.3 million as of December 31, 2009 and 2008, respectively. Included in this balance for CapitalSource Bank were $119.1 million and $52.1 million in deposits

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the Federal Reserve Bank (“FRB”) as of December 31, 2009 and 2008, respectively. The cash and due from bank accounts for CapitalSource Bank were not restricted.

(2)	Represents principal and interest collections on loan assets pledged to credit facilities. The restricted portion was $11.4 million and $8.4 million as of December 31, 2009 and 2008, respectively.

(3)	Represents principal and interest collections on loan assets held by securitization trusts or pledged to credit facilities and also includes short-term investments held by CapitalSource Bank. Principal and interest collections are invested in money market funds that invest primarily in U.S. Treasury securities, and in 2008, repurchase agreements secured by U.S. Treasury securities. The restricted portion was $136.9 million and $150.0 million as of December 31, 2009 and 2008, respectively. The CapitalSource Bank cash is invested in (i) short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P), P1 (Moody’s) or F1 (Fitch), and (ii) in money market funds that invest primarily in U.S. Treasury and Agency securities and repurchase agreements secured by the same.

(4)	Includes discount notes with AAA ratings totaling $170.0 million and $303.0 million as of December 31, 2009 and 2008, respectively, issued by the Federal Home Loan Bank System (“FHLB”), Fannie Mae or Freddie Mac. These investments have a remaining weighted average maturity of 61 days as of December 31, 2009 and 2008. As of December 31, 2009, CapitalSource Bank had pledged these notes to the FHLB of San Francisco (“FHLB SF”), together with certain investment securities as outlined in Note 7. “Investments”, as collateral for borrowing capacity. As of December 31, 2009, no portion of the discount notes with AAA ratings totaling $170.0 million were restricted. As of December 31, 2008, $200.0 million of the discount notes with AAA ratings totaling $303.0 million was restricted and held under custody of our prime broker as collateral for various financings under our repurchase agreements and derivatives contracts.

Note 5.	Mortgage-Related Receivables and Related Owner Trust Securitizations

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

We recorded mortgage-related receivables, as well as the principal amount of related debt obligations incurred by the SPEs to fund these receivables, in our audited consolidated balance sheets as of December 31, 2008. The carrying amounts of the assets and liabilities of the SPEs reported in our consolidated balance sheet were $1.8 billion and $1.7 billion, respectively, as of December 31, 2008. We sold all of our beneficial interests on December 15, 2009 and realized a gain of $6.1 million upon the sale, which was included in other (expense) income in our audited consolidated statements of operations. As a result of the sale, we no longer hold variable interests in the SPEs. Consequently, upon the sale of the beneficial interests, we deconsolidated the SPEs.

As of December 31, 2008, the carrying amount of our residential mortgage-related receivables, net, including accrued interest, the allowance for loan losses, and the balance of unamortized purchase discounts, was $1.8 billion. As of December 31, 2008, approximately 95% of mortgage-related receivables were financed with permanent term debt in the amount of $1.7 billion, and was recognized by us through the consolidation of SPEs. This term debt was recorded as a component of term debt in our audited consolidated balance sheets.

The SPEs also held foreclosed assets, representing real estate property acquired in satisfaction of certain of the underlying mortgage loans. As of December 31, 2009, there were no foreclosed assets related to mortgage related receivables due to the sale of the beneficial interests and the deconsolidation of the SPEs. During the years ended December 31, 2008 and 2007, the carrying value of foreclosed assets increased by $4.5 million and $2.8 million,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. As of December 31, 2008 and 2007, the carrying values of the foreclosed assets were $7.3 million and $2.8 million, respectively.

The activity in the allowance for loan losses on mortgage-related receivables for the years ended December 31, 2009 and 2008, was as follows:

	Year Ended
	December 31,
	2009	2008

Balance as of beginning of year	$9,266	$796
Provision for loan losses	67,121	16,241
Charge offs, net of recoveries	(46,513)	(7,771)
Reversal of remaining balance due to disposition	(29,874)	—

Balance as of end of year	$—	$9,266

During the years ended December 31, 2009, 2008 and 2007, we recognized interest income on our mortgage-related receivables of $74.3 million, $94.5 million and $127.3 million, respectively, as a component of interest income on loans in the consolidated statements of operations.

Note 6.	Commercial Lending Assets and Credit Quality

As of December 31, 2009 and 2008, our total commercial loan portfolio had an outstanding balance of $8.9 billion and $10.9 billion, respectively. Included in these amounts were loans held for investment, loans held for sale, and a commercial real estate participation interest (“the “A” Participation Interest”). As of December 31, 2009 and 2008, interest and fee receivables totaled $29.6 million and $42.8 million, respectively.

Also included in loans on our audited consolidated balance sheets are purchased loans, which totaled $2.7 billion and $841.2 million as of December 31, 2009 and 2008, respectively. The accretable discount on purchased loans as of December 31, 2009 and 2008 totaled $61.6 million and $77.5 million, respectively, which is reflected in deferred loan fees and discounts in our audited consolidated balance sheets. During the years ended December 31, 2009 and 2008, we accreted $26.3 million and $19.3 million, respectively, into interest income from purchased loan discounts. For the year ended December 31, 2009, we had $13.3 million of additions to accretable discounts.

Our commercial loan balances, including loans held for sale, by type of loans, as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009		2008
	($ in thousands)

Commercial loans	$5,052,570	61%	$6,118,609	64%
Real estate	2,047,406	24	1,959,426	21
Real estate — construction	1,221,854	15	1,377,757	15

Total(1)	$8,321,830	100%	$9,455,792	100%

(1)	Excludes unamortized premiums and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Commercial Real Estate “A” Participation Interest

As of December 31, 2009, the carrying value of the “A” Participation Interest was $530.6 million, representing our share of a $3.3 billion pool of commercial real estate loans and related assets, net of a remaining purchase discount of $9.5 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity with respect to the “A” Participation Interest for the years ended December 31, 2009 and 2008 was as follows ($ in thousands):

Balance as of December 31, 2007	$—
Acquisition of the “A” Participation Interest as of July 25, 2008	1,820,638
Principal payments	(447,804)
Discount accretion	23,777

Balance as of December 31, 2008	1,396,611
Principal payments	(895,832)
Discount accretion	29,781

Balance as of December 31, 2009	$530,560

The “A” Participation Interest is reported at the outstanding principal balance less the associated discount. Interest income on the “A” Participation Interest is accrued as earned and recorded as a component of interest income on loans in our audited consolidated statements of operations. The discount is accreted into interest income over the estimated life of the instrument using the interest method. For the years ended December 31, 2009, and 2008, we recognized $47.5 million and $54.2 million, respectively, in interest income (including accretion) on the “A” Participation Interest.

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

As of December 31, 2009 and 2008, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value in our audited consolidated balance sheets. During the years ended December 31, 2009, 2008 and 2007, we recognized net (losses)/gains on the sale of loans of $7.9 million, $2.8 million, and $9.1 million, respectively. As of December 31, 2009 and 2008, loans held for sale with an outstanding balance of $0.7 million and $8.5 million, respectively, were classified as non-accrual loans.

During the year ended December 31, 2009, loans held for investment with a carrying amount of $130.7 million were transferred to loans held for sale based on management’s intent with respect to the loans, resulting in $33.9 million losses for the year due to valuation adjustments. During the year ended December 31, 2009, we transferred $6.9 million of loans designated as held for sale back to the loan held for investment portfolio based upon our intent to retain the loans for investment. No loans were transferred between loans held for sale and loans held for investment during the year ended December 31, 2008.

Loans Held for Investment

Loans held for investment are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. We maintain an allowance for loan losses for

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans held for investment, which is calculated based on management’s estimate of incurred loan losses inherent in our loan portfolio as of the balance sheet date. Activity in the allowance for loan losses related to our loans held for investment for the years ended December 31, 2009, 2008, and 2007 was as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Balance as of beginning of year	$423,844	$138,930	$120,575
Provision for loan losses	775,252	576,805	77,576
Charge offs, net of recoveries	(578,493)	(270,900)	(57,489)
Transfers to held for sale	(33,907)	(20,991)	(1,732)

Balance as of end of year	$586,696	$423,844	$138,930

As of December 31, 2009 and 2008, the principal balances of contractually delinquent accruing loans and non-accrual loans were as follows:

	December 31,
	2009	2008
	($ in thousands)

Accruing loans 30-89 days contractually delinquent	$95,268	$260,659
Accruing loans 90 or more days contractually delinquent	66,993	31,564
Non-accrual loans	1,067,415	408,521

Of our non-accrual loans, $182.5 million were 30-89 days delinquent and $387.8 million were over 90 days delinquent as of December 31, 2009. Of our non-accrual loans, $33.8 million were 30-89 days delinquent and $89.6 million were over 90 days delinquent as of December 31, 2008.

We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us. As of December 31, 2009 and 2008, we had $597.4 million and $261.7 million, respectively, of impaired commercial loans with allocated reserves of $116.5 million and $87.4 million, respectively. As of December 31, 2009 and 2008, we had $517.1 million and $324.0 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal and interest amounts due.

The average balances of impaired commercial loans during the years ended December 31, 2009, 2008 and 2007 were $927.4 million, $455.7 million and $271.3 million, respectively. The total amounts of interest income that were recognized on impaired commercial loans during the years ended December 31, 2009, 2008 and 2007, were $29.0 million, $29.0 million and $19.7 million, respectively. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been increased by $127.0 million, $50.3 million and $35.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During the years ended December 31, 2009 and 2008, commercial loans with an aggregate carrying value of $921.3 million and $589.1 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. As of December 31, 2009 and December 31, 2008, the balances of loans that had been restructured in troubled debt restructurings were $426.4 million and $381.4 million, respectively. Additionally, loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring. A loan that has been involved in a troubled debt restructuring might no longer be assessed as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The allocated reserves for loans that were involved in troubled debt restructurings were $25.1 million and $48.0 million, as of December 31, 2009 and December 31, 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreclosed Assets

Real Estate Owned

When we foreclose on real estate assets that collateralized a loan, we record the assets at their estimated fair value less costs to sell at the time of foreclosure. Upon foreclosure, we evaluate the asset’s fair value as compared to the loan’s carrying amount and record a charge off when the carrying amount of the loan exceeds fair value less costs to sell. Subsequent valuation adjustments are recorded as a valuation allowance which are recorded as a component of other (expense) income, net in our audited consolidated statements of operations. We estimate fair value at the asset’s liquidation value, based on market conditions.

As of December 31, 2009 and 2008, we had $101.4 million and $84.4 million, respectively, of REO, which was recorded in other assets in our audited consolidated balance sheets. Activity in REO for the year ended December 31, 2009 and 2008 was as follows:

	Year Ended December 31,
	2009	2008
	($ in thousands)

Balance as of beginning of year	$84,437	$19,741
Transfers from loans held for investment	102,974	88,657
Fair value adjustments	(32,033)	(16,677)
Transfers to property held for investment	(11,259)	—
Real estate sold	(42,718)	(7,284)

Balance as of end of year	$101,401	$84,437

During the years ended December 31, 2009 and 2008, we recognized a loss of $15.0 million and a gain of $0.5 million, respectively, on the sales of REO included as a component of other income (expense) in the consolidated statements of operations. There were no such sales in 2007.

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of consumer loans, we record the acquired loans at the estimated fair value at the time of foreclosure. At the time of foreclosure, we record charge offs, which totaled $33.9 million on these assets for the year ended December 31, 2009. As of December 31, 2009, we had $127.2 million of loans acquired through foreclosure, net of a valuation allowance of $2.8 million, which were recorded in other assets in our audited consolidated balance sheets. As of December 31, 2008, there were no loans that had been acquired as a result of foreclosure.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Investments

Investment Securities, Available-for-Sale

As of December 31, 2009 and 2008, our investment securities, available-for-sale were as follows:

	December 31,
	2009				2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				($ in thousands)

Agency discount notes	$49,988	$8	$—	$49,996	$149,383	$562	$—	$149,945
Agency callable notes	252,175	143	(1,788)	250,530	312,829	2,249	—	315,078
Agency debt	24,430	315	(273)	24,472	30,697	—	(383)	30,314
Agency MBS	412,853	5,999	(462)	418,390	141,213	1,023	—	142,236
Non-agency MBS	152,913	1,031	(669)	153,275	325	52	—	377
Equity securities	51,074	2,246	(336)	52,984	514	—	(301)	213
Corporate debt	12,349	877	(3,608)	9,618	39,100	147	(219)	39,028
Collateralized loan obligation	1,018	308	—	1,326	2,360	—	—	2,360

Total	$956,800	$10,927	$(7,136)	$960,591	$676,421	$4,033	$(903)	$679,551

Included in investment securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”), corporate debt, an investment in a subordinated note of a collateralized loan obligation and equity securities. CapitalSource Bank pledged investment securities, available-for-sale with an estimated fair value of $786.4 million and $18.1 million, respectively, to the FHLB SF and FRB as sources of borrowing capacity as of December 31, 2009.

During the years ended December 31, 2009, 2008 and 2007, we sold investment securities, available-for-sale for $45.6 million, $82.3 million and $7.1 million, respectively, recognizing net pre-tax gains of $0.5 million, $0.2 million and $5.2 million, respectively.

During the year ended December 31, 2009, we recorded no other than temporary impairment on our Non-agency MBS. During the years ended December 31, 2008 and 2007, we recorded $4.1 million and $30.4 million, respectively, as a component of gain (loss) on residential mortgage investment portfolio in the consolidated statements of operations. Additionally, we recorded $11.8 million and $17.9 million other than temporary impairment during the years ended December 31, 2009 and 2008 related to corporate debt, included as a component of loss on investments, net in the consolidated statements of operations. We did not record any other than temporary declines in the fair value of corporate debt during the year ended December 31, 2007. During the years ended December 31, 2009, 2008 and 2007, we recorded other than temporary impairments in the fair value of the collateralized loan obligation of $1.8 million, $3.0 million and $0.7 million, respectively, included as a component of loss on investments, net in the consolidated statements of operations.

During the years ended December 31, 2009 and 2008, we recognized $5.0 million and $7.5 million, respectively, of net unrealized after-tax gains, related to our available-for-sale investment securities, included as a component of accumulated other comprehensive income, net in our audited consolidated balance sheets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009 and 2008, the gross unrealized losses and fair value of investment securities, available-for-sale, that were in an unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in thousands)

As of December 31, 2009
Agency callable notes	$(1,788)	$209,397	$—	$—	$(1,788)	$209,397
Agency debt	—	—	(273)	15,167	(273)	15,167
Agency MBS	(462)	49,118	—	—	(462)	49,118
Non-agency MBS	(669)	48,868	—	—	(669)	48,868
Equity security	—	—	(336)	178	(336)	178
Corporate debt	(3,608)	—	—	—	(3,608)	—

Total	$(6,527)	$307,383	$(609)	$15,345	$(7,136)	$322,728

As of December 31, 2008
Agency debt	$(383)	$30,314	$—	$—	$(383)	$30,314
Equity security	—	—	(301)	213	(301)	213
Corporate debt	(219)	2,781	—	—	(219)	2,781

Total	$(602)	$33,095	$(301)	$213	$(903)	$33,308

We do not believe that any unrealized losses greater than twelve months in our available-for-sale portfolio as of December 31, 2009 and 2008 represent an other than temporary impairment. These losses are related to agency debt securities and an equity security and are attributable to fluctuations in their market price due to current market conditions.

Investment Securities, Held-to-Maturity

As of December 31, 2009 and 2008, the amortized cost of investment securities, held-to-maturity, was $242.1 million and $14.4 million, respectively and consisted of AAA-rated commercial mortgage-backed securities. In addition, CapitalSource Bank pledged investment securities, held-to-maturity, with an amortized cost of $68.4 million and $173.7 million, respectively, and estimated fair value of $70.3 million and $191.8 million, respectively, to the FHLB SF and FRB as sources of borrowing capacity as of December 31, 2009.

Contractual Maturities

As of December 31, 2009, the contractual maturities of our investment securities, available-for-sale, and investment securities, held-to-maturity, were as follows:

	Investment Securities,		Investment Securities,
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

Due in one year or less	$75,035	$75,007	$27,221	$27,291
Due after one year through five years	182,364	182,178	214,857	234,890
Due after five years through ten years	160,256	156,924	—	—
Due after ten years(1)(2)	539,145	546,482	—	—

Total	$956,800	$960,591	$242,078	$262,181

(1)	Included in this category are Agency and Non-agency MBS with weighted-average expected maturities of approximately 3.3 years and 2.4 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2009.

(2)	Includes securities with no stated maturity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments

As of December 31, 2009 and 2008, our other investments were as follows:

	December 31,
	2009	2008
	($ in thousands)

Investments carried at cost	$53,205	$61,279
Investments carried at fair value	1,392	4,661
Investments accounted for under the equity method	41,920	61,806

Total	$96,517	$127,746

During the years ended December 31, 2009, 2008 and 2007, we sold other investments for $23.3 million, $14.3 million and $31.4 million, respectively, recognizing a net pre-tax loss of $2.3 million, a net pre-tax gain of $5.9 million and a net pre-tax gain of $26.1 million, respectively, included as a component of loss on investments, net in the consolidated statements of operations. During the years ended December 31, 2009, 2008 and 2007, we recorded other than temporary impairments of $13.2 million, $60.0 million and $8.5 million, respectively, relating to our investments carried at cost, included as a component of loss on investments, net in the consolidated statements of operations.

Residential Mortgage-Backed Securities

Prior to the second quarter of 2009, we invested in residential mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (“Agency RMBS”), which were included in mortgage-backed securities pledged, trading in our audited consolidated balance sheets as of December 31, 2008. All our Agency RMBS were collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans.

During the first quarter of 2009, we sold all of our Agency RMBS and unwound all of the related derivatives remaining in our residential mortgage investment portfolio, realizing a gain of $15.3 million included as a component of (loss) gain on residential mortgage investment portfolio in the consolidated statements of operations.

Note 8.	Guarantor Information

The following represents the supplemental consolidating condensed financial information as of December 31 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 of (i) CapitalSource Inc., which as discussed in Note 12, Borrowings, is the issuer of our 2014 Senior Secured Notes, as defined in Note 12, Borrowings, as well as our Senior Debentures and Subordinated Debentures (together, the “Debentures”), (ii) CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of our 2014 Senior Secured Notes and the Debentures, and (iii) our subsidiaries that are not guarantors of the 2014 Senior Secured Notes or the Debentures. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed our 2014 Senior Secured Notes and the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate audited consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

December 31, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other
		Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

ASSETS

Cash and cash equivalents	$99,103	$760,343	$265,977	$47,362	$—	$1,172,785
Restricted cash	—	72,754	58,250	41,761	—	172,765
Investment securities:
Available-for-sale, at fair value	—	902,427	663	57,501	—	960,591
Held-to-maturity, at amortized cost	—	242,078	—	—	—	242,078

Total investment securities	—	1,144,505	663	57,501	—	1,202,669
Commercial real estate “A” participation interest, net	—	530,560	—	—	—	530,560
Loans:
Loans held for sale	—	—	670	—	—	670
Loans held for investment	—	5,323,957	286,709	2,710,500	(6)	8,321,160
Less deferred loan fees and discounts	—	(77,853)	(10,428)	(38,154)	(19,894)	(146,329)
Less allowance for loan losses	—	(285,863)	(76,800)	(224,033)	—	(586,696)

Loans held for investment, net	—	4,960,241	199,481	2,448,313	(19,900)	7,588,135

Total loans	—	4,960,241	200,151	2,448,313	(19,900)	7,588,805
Interest receivable	—	14,143	15,850	3,956	—	33,949
Direct real estate investments, net	—	—	—	336,007	—	336,007
Investment in subsidiaries	2,716,099	10,702	1,522,375	1,347,149	(5,596,325)	—
Intercompany note receivable	375,000	9	133,674	319,249	(827,932)	—
Other investments	—	66,068	14,400	16,049	—	96,517
Goodwill	—	173,135	—	—	—	173,135
Other assets	63,214	221,990	108,071	417,239	(131,305)	679,209
Assets of discontinued operations, held for sale	—	—	—	260,541	—	260,541

Total assets	$3,253,416	$7,954,450	$2,319,411	$5,295,127	$(6,575,462)	$12,246,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$—	$4,483,879	$—	$—	$—	$4,483,879
Credit facilities	193,637	166,107	56,707	126,330	—	542,781
Term debt	282,938	1,539,915	—	1,133,683	—	2,956,536
Other borrowings	561,347	200,000	442,727	262,760	—	1,466,834
Other liabilities	32,328	129,604	134,460	240,270	(146,158)	390,504
Intercompany note payable	—	46,850	319,249	447,730	(813,829)	—
Liabilities of discontinued operations	—	—	—	223,149	—	223,149

Total liabilities	1,070,250	6,566,355	953,143	2,433,922	(959,987)	10,063,683
Shareholders’ equity:
Common stock	3,230	921,000	—	—	(921,000)	3,230
Additional paid-in capital	3,909,366	(224,375)	705,847	3,082,775	(3,564,249)	3,909,364
(Accumulated deficit) retained earnings	(1,748,791)	676,881	641,102	(235,374)	(1,082,640)	(1,748,822)
Accumulated other comprehensive income, net	19,361	14,589	19,319	13,680	(47,588)	19,361

Total CapitalSource Inc. shareholders’ equity	2,183,166	1,388,095	1,366,268	2,861,081	(5,615,477)	2,183,133
Noncontrolling interests	—	—	—	124	2	126

Total shareholders’ equity	2,183,166	1,388,095	1,366,268	2,861,205	(5,615,475)	2,183,259

Total liabilities and shareholders’ equity	$3,253,416	$7,954,450	$2,319,411	$5,295,127	$(6,575,462)	$12,246,942

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

December 31, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
		Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

ASSETS
Cash and cash equivalents	$11	$1,230,254	$38,866	$66,785	$—	$1,335,916
Restricted cash	—	35,695	81,337	286,987	—	404,019
Investment securities:
Available-for-sale, at fair value	—	646,675	1,236	31,640	—	679,551
Held-to-maturity, at amortized cost	—	14,389	—	—	—	14,389

Total investment securities	—	661,064	1,236	31,640	—	693,940
Mortgage-backed securities pledged, trading	—	—	—	1,489,291	—	1,489,291
Mortgage-related receivables, net	—	—	—	1,801,535	—	1,801,535
Commercial real estate “A” participation interest, net	—	1,396,611	—	—	—	1,396,611
Loans:
Loans held for sale	—	1,561	—	6,982	—	8,543
Loans held for investment	—	6,071,675	398,509	2,977,071	(6)	9,447,249
Less deferred loan fees and discounts	—	(85,245)	(32,950)	(45,052)	(11,070)	(174,317)
Less allowance for loan losses	—	(55,600)	(295,002)	(73,242)	—	(423,844)

Loans held for investment, net	—	5,930,830	70,557	2,858,777	(11,076)	8,849,088

Total loans	—	5,932,391	70,557	2,865,759	(11,076)	8,857,631
Interest receivable	—	24,093	2,178	40,747	—	67,018
Direct real estate investments, net	—	—	—	346,167	—	346,167
Investment in subsidiaries	4,397,772	—	1,657,532	1,602,354	(7,657,658)	—
Intercompany note receivable	75,000	9	185,765	264,000	(524,774)	—
Other investments	—	86,239	21,098	20,409	—	127,746
Goodwill	—	173,135	—	—	—	173,135
Other assets	39,169	102,213	253,270	828,640	(183,135)	1,040,157
Assests of discontinued operations, held-for-sale	—	—	—	686,466	—	686,466

Total assets	$4,511,952	$9,641,704	$2,311,839	$10,330,780	$(8,376,643)	$18,419,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$—	$5,043,695	$—	$—	$—	$5,043,695
Repurchase agreements	—	—	—	1,595,750	—	1,595,750
Credit facilities	890,000	456,999	82,462	15,601	—	1,445,062
Term debt	—	2,238,382	—	3,100,074	—	5,338,456
Other borrowings	729,474	—	441,899	321,870	—	1,493,243
Other liabilities	62,181	198,272	52,552	414,053	(184,525)	542,533
Intercompany note payable	—	46,850	122,917	355,007	(524,774)	—
Liabilities of discontinued operations	—	—	—	130,173		130,173

Total liabilities	1,681,655	7,984,198	699,830	5,932,528	(709,299)	15,588,912
Shareholders’ equity:
Common stock	2,828	921,000	—	—	(921,000)	2,828
Additional paid-in capital	3,686,965	146,019	699,806	3,926,123	(4,772,148)	3,686,765
(Accumulated deficit) retained earnings	(868,394)	587,837	908,731	468,063	(1,964,662)	(868,425)
Accumulated other comprehensive income, net	8,898	2,650	3,472	3,586	(9,511)	9,095

Total CapitalSource Inc. shareholders’ equity	2,830,297	1,657,506	1,612,009	4,397,772	(7,667,321)	2,830,263
Noncontrolling interests	—	—	—	480	(23)	457

Total shareholders’ equity	2,830,297	1,657,506	1,612,009	4,398,252	(7,667,344)	2,830,720

Total liabilities and shareholders’ equity	$4,511,952	$9,641,704	$2,311,839	$10,330,780	$(8,376,643)	$18,419,632

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations

Year Ended December 31, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other
		Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
		($ in thousands)

Net investment income:
Interest income:
Loans	$19,326	$481,569	$55,453	$273,442	$(32,814)	$796,976
Investment securities	—	46,868	368	13,723	—	60,959
Other	—	4,390	110	151	—	4,651

Total interest income	19,326	532,827	55,931	287,316	(32,814)	862,586
Fee income	—	7,078	10,375	5,431	—	22,884

Total interest and fee income	19,326	539,905	66,306	292,747	(32,814)	885,470
Operating lease income	—	—	—	33,985	—	33,985

Total investment income	19,326	539,905	66,306	326,732	(32,814)	919,455
Interest expense:
Deposits	—	109,430	—	—	—	109,430
Borrowings	121,537	49,816	32,354	150,974	(26,398)	328,283

Total interest expense	121,537	159,246	32,354	150,974	(26,398)	437,713

Net investment (loss) income	(102,211)	380,659	33,952	175,758	(6,416)	481,742
Provision for loan losses	—	277,570	140,640	427,776	—	845,986

Net investment (loss) income after provision for loan losses	(102,211)	103,089	(106,688)	(252,018)	(6,416)	(364,244)
Operating expenses:
Compensation and benefits	1,321	51,917	86,369	—	—	139,607
Depreciation of direct real estate investments	—	—	—	10,160	—	10,160
Professional fees	7,762	3,450	38,016	7,844	—	57,072
Other administrative expenses	4,163	54,503	57,479	49,492	(84,608)	81,029

Total operating expenses	13,246	109,870	181,864	67,496	(84,608)	287,868
Other (expense) income:
Loss on investments, net	—	(10,452)	(2,778)	(17,494)	—	(30,724)
Loss on derivatives	—	(9,669)	(1,302)	(732)	(1,352)	(13,055)
Loss on residential mortgage investment portfolio	—	—	—	15,308	—	15,308
(Loss) gain on debt extinguishment	(57,128)	1,617	—	14,997	—	(40,514)
Other income (expense), net	33	28,275	50,454	(29,592)	(86,070)	(36,900)
Earnings in subsidiaries	(706,908)	(794)	(16,272)	(264,346)	988,320	—
Intercompany	—	—	3,558	(3,558)	—	—

Total other (expense) income	(764,003)	8,977	33,660	(285,417)	900,898	(105,885)

Net (loss) income from continuing operations before income taxes	(879,460)	2,196	(254,892)	(604,931)	979,090	(757,997)
Income tax (benefit) expense	(10,441)	(8,483)	224	155,014	—	136,314
Net (loss) income from continuing operations	(869,019)	10,679	(255,116)	(759,945)	979,090	(894,311)
Net income from discontinued operations, net of taxes	—	—	—	33,335	—	33,335
Loss from sale of discontinued operations, net of taxes	—	—	—	(8,071)	—	(8,071)

Net (loss) income	(869,019)	10,679	(255,116)	(734,681)	979,090	(869,047)
Net loss attributable to noncontrolling interests	—	—	—	(28)	—	(28)

Net (loss) income attributable to CapitalSource Inc.	$(869,019)	$10,679	$(255,116)	$(734,653)	$979,090	$(869,019)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations

Year Ended December 31, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
		Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Net investment income:
Interest income:
Loans	$4,335	$507,936	$67,899	$466,345	$(8,954)	$1,037,561
Investment securities	—	8,406	828	128,868	—	138,102
Other	—	12,029	2,879	8,958	—	23,866

Total interest income	4,335	528,371	71,606	604,171	(8,954)	1,199,529
Fee income	—	6,751	20,336	6,012	—	33,099

Total interest and fee income	4,335	535,122	91,942	610,183	(8,954)	1,232,628
Operating lease income	—	—	—	31,896	—	31,896

Total investment income	4,335	535,122	91,942	642,079	(8,954)	1,264,524
Interest expense:
Deposits	—	76,245	—	—	—	76,245
Borrowings	95,253	142,132	47,456	345,646	(13,375)	617,112

Total interest expense	95,253	218,377	47,456	345,646	(13,375)	693,357

Net investment (loss) income	(90,918)	316,745	44,486	296,433	4,421	571,167
Provision for loan losses	—	55,600	479,281	58,165	—	593,046

Net investment (loss) income after provision for loan losses	(90,918)	261,145	(434,795)	238,268	4,421	(21,879)
Operating expenses:
Compensation and benefits	1,061	29,446	112,890	4	—	143,401
Depreciation of direct real estate investments	—	—	—	10,110	—	10,110
Professional fees	3,577	5,596	34,668	10,728	(1,991)	52,578
Other administrative expenses	38,175	24,765	48,480	4,740	(57,213)	58,947

Total operating expenses	42,813	59,807	196,038	25,582	(59,204)	265,036
Other (expense) income:
Loss on investments, net	—	(10,492)	(9,147)	(53,716)	(214)	(73,569)
(Loss) gain on derivatives	—	(7,449)	36,829	(66,179)	(4,283)	(41,082)
Loss on residential mortgage investment portfolio	—	—	—	(102,779)	—	(102,779)
(Loss) gain on debt extinguishment	(28,296)	4,160	29,854	53,138	—	58,856
Other income (expense), net	54	8,847	61,759	(5,998)	(69,847)	(5,185)
Earnings in subsidiaries	(47,939)	—	96,776	(288,141)	239,304	—
Intercompany	—	(83,213)	137,126	(53,913)	—	—

Total other (expense) income	(76,181)	(88,147)	353,197	(517,588)	164,960	(163,759)

Net (loss) income from continuing operations before income taxes	(209,912)	113,191	(277,636)	(304,902)	228,585	(450,674)
Income tax expense (benefit)	9,977	16,417	—	(216,977)	—	(190,583)

Net (loss) income from continuing operations	(219,889)	96,774	(277,636)	(87,925)	228,585	(260,091)
Net income from discontinued operations, net of taxes	—	—	—	41,310	—	41,310
Gain from sale of discontinued operations, net of taxes	—	—	—	104	—	104

Net (loss) income	(219,889)	96,774	(277,636)	(46,511)	228,585	(218,677)
Net income attributable to noncontrolling interests	—	4	—	1,428	(6)	1,426

Net (loss) income attributable to CapitalSource Inc.	$(219,889)	$96,770	$(277,636)	$(47,939)	$228,591	$(220,103)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations

Year Ended December 31, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other
		Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Net investment income:
Interest income:
Loans	$12,203	$497,098	$110,702	$523,895	$(15,807)	$1,128,091
Investment securities	—	207	80	216,875	—	217,162
Other	2	5,587	8,487	7,132	—	21,208

Total interest income	12,205	502,892	119,269	747,902	(15,807)	1,366,461
Fee income	—	41,123	16,219	6,004	—	63,346

Total interest and fee income	12,205	544,015	135,488	753,906	(15,807)	1,429,807
Operating lease income	—	—	—	33,444	—	33,444

Total investment income	12,205	544,015	135,488	787,350	(15,807)	1,463,251
Interest expense:
Deposits	—	—	—	—	—	—
Borrowings	72,050	236,533	46,171	520,197	(15,771)	859,180

Total interest expense	72,050	236,533	46,171	520,197	(15,771)	859,180

Net investment (loss) income	(59,845)	307,482	89,317	267,153	(36)	604,071
Provision for loan losses	—	—	64,657	13,984	—	78,641

Net investment (loss) income after provision for loan losses	(59,845)	307,482	24,660	253,169	(36)	525,430
Operating expenses:
Compensation and benefits	1,194	20,781	135,676	104	—	157,755
Depreciation of direct real estate investments	—	—	—	10,379	—	10,379
Professional fees	2,905	2,890	17,546	6,034	—	29,375
Other administrative expenses	48,074	3,429	39,725	2,553	(46,288)	47,493

Total operating expenses	52,173	27,100	192,947	19,070	(46,288)	245,002
Other income (expense):
Gain (loss) on investments, net	—	22,028	(2,192)	434	—	20,270
Gain (loss) on derivatives	—	544	8,534	(55,228)	—	(46,150)
Loss on residential mortgage investment portfolio	—	—	—	(75,164)	—	(75,164)
Gain on debt extinguishment	—	—	—	678	—	678
Other income, net	—	23,730	57,655	904	(45,744)	36,545
Earnings in subsidiaries	271,307	—	297,473	225,698	(794,478)	—
Intercompany	—	(29,195)	32,007	(2,812)	—	—

Total other income (expense)	271,307	17,107	393,477	94,510	(840,222)	(63,821)

Net income from continuing operations before income taxes	159,289	297,489	225,190	328,609	(793,970)	216,607
Income tax expense	—	—	—	87,563	—	87,563

Net income from continuing operations	159,289	297,489	225,190	241,046	(793,970)	129,044
Net income from discontinued operations, net of taxes	—	—	—	35,027	—	35,027
Gain from sale of discontinued operations, net of taxes	—	—	—	156	—	156

Net income	159,289	297,489	225,190	276,229	(793,970)	164,227
Net income attributable to noncontrolling interests	—	26	—	4,922	(10)	4,938

Net income attributable to CapitalSource Inc.	$159,289	$297,463	$225,190	$271,307	$(793,960)	$159,289

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Operating activities:
Net (loss) income	$(869,019)	$10,679	$(255,116)	$(734,681)	$979,090	$(869,047)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	—	1,103	4,795	—	—	5,898
Restricted stock expense	—	3,491	21,506	—	—	24,997
Loss (gain) loss on extinguishment of debt	57,128	(1,617)	—	(14,901)	—	40,610
Amortization of deferred loan fees and discounts	—	(17,244)	(34,478)	(25,812)	—	(77,534)
Paid-in-kind interest on loans	—	(13,838)	358	804	—	(12,676)
Provision for unfunded commitments	—	278,042	140,640	427,304	—	845,986
Provision for loan losses	—	3,704	—	—	—	3,704
Amortization of deferred financing fees and discounts	32,214	14,926	418	15,980	—	63,538
Depreciation and amortization	—	(9,107)	3,691	37,117	—	31,701
Provision (benefit) for deferred income taxes	6,879	(21,924)	7	82,435	—	67,397
Non-cash loss on investments, net	—	18,825	2,847	10,093	—	31,765
Non-cash loss on foreclosed assets and other property and equipment disposals	—	4,391	4,637	37,790	—	46,818
Unrealized loss on derivatives and foreign currencies, net	—	7,459	17	9,245	—	16,721
Unrealized gain on residential mortgage investment portfolio, net	—	—	—	(66,676)	—	(66,676)
Net decrease in mortgage-backed securities pledged, trading	—	—	—	1,485,144	—	1,485,144
Accretion of discount on commercial real estate “A” participation interest	—	(29,781)	—	—	—	(29,781)
Decrease (increase) in interest receivable	—	10,068	(5,501)	30,818	—	35,385
Decrease in loans held for sale, net	—	3,606	17,330	—	—	20,936
(Increase) decrease in intercompany note receivable	(300,000)	—	52,091	(55,249)	303,158	—
(Increase) decrease in other assets	(18,072)	(118,624)	141,378	505,731	(51,830)	458,583
(Decrease) increase in other liabilities	(30,886)	(93,649)	81,849	(208,864)	38,367	(213,183)
Net transfers with subsidiaries	1,722,522	(304,190)	127,430	(557,207)	(988,555)	—

Cash provided by (used in) operating activities, net of impact of acquisitions	600,766	(253,680)	303,899	979,071	280,230	1,910,286
Investing activities:
(Increase) decrease in restricted cash	—	(37,059)	23,087	251,113	—	237,141
Decrease in mortgage-related receivables, net	—	—	—	1,754,555	—	1,754,555
Decrease in commercial real estate “A” participation interest	—	895,832	—	—	—	895,832
Decrease (increase) in loans, net	—	741,435	(261,577)	(66,237)	8,825	422,446
Cash received for real estate	—	—	—	292,837	—	292,837
Acquisition of marketable securities, available-for-sale, net	—	(241,018)	—	—	—	(241,018)
Acquisition of marketable securities, held-to-maturity, net	—	(213,048)	—	—	—	(213,048)
Reductions of other investments, net	—	5,055	2,835	11,722	—	19,612
(Acquisition) disposal of property and equipment, net	—	(12,656)	(7,867)	1,986	—	(18,537)

Cash provided by (used in) investing activities	—	1,138,541	(243,522)	2,245,976	8,825	3,149,820
Financing activities:
Payment of deferred financing fees	(32,556)	(641)	177	(12,553)	—	(45,573)
Deposits accepted, net of repayments	—	(560,497)	—	—	—	(560,497)
Increase in intercompany note payable	—	—	196,332	92,723	(289,055)	—
Repayments under repurchase agreements, net	—	—	—	(1,595,750)	—	(1,595,750)
(Repayments of) borrowings on credit facilities, net	(696,363)	(294,946)	(29,701)	110,729	—	(910,281)
Borrowings of term debt	281,898	6,000	—	38,551	—	326,449
Repayments of term debt	—	(704,688)	—	(1,994,230)	—	(2,698,918)
(Repayments of) borrowings under other borrowings	(118,503)	200,000	(74)	117,648	—	199,071
Proceeds from issuance of common stock, net of offering costs	77,105	—	—	—	—	77,105
Repurchase of common stock	(800)	—	—	—	—	(800)
Payment of dividends	(12,455)	—	—	—	—	(12,455)

Cash (used in) provided by financing activities	(501,674)	(1,354,772)	166,734	(3,242,882)	(289,055)	(5,221,649)

Increase (decrease) in cash and cash equivalents	99,092	(469,911)	227,111	(17,835)	—	(161,543)
Cash and cash equivalents as of beginning of year	11	1,230,254	38,866	69,432	—	1,338,563

Cash and cash equivalents as of end of year	$99,103	$760,343	$265,977	$51,597	$—	$1,177,020

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2008

		CapitalSource Finance LLC
		Combined	Combined	Other
		Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Operating activities:
Net (loss) income	$(219,889)	$96,774	$(277,636)	$(46,511)	$228,585	$(218,677)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock option expense	—	53	966	—	—	1,019
Restricted stock expense	—	3,385	39,190	—	—	42,575
Loss (gain) loss on extinguishment of debt	28,296	(4,160)	(29,854)	(53,138)	—	(58,856)
Amortization of deferred loan fees and discounts	—	(38,544)	(33,738)	(18,685)	—	(90,967)
Paid-in-kind interest on loans	—	7,887	5,276	2,689	—	15,852
Provision for loan losses	—	55,600	479,281	58,165	—	593,046
Amortization of deferred financing fees and discounts	55,216	28,059	2,600	32,265	—	118,140
Depreciation and amortization	—	2,717	3,639	33,101	—	39,457
Provision (benefit) for deferred income taxes	3,689	(34,096)	(3,071)	(118,973)	—	(152,451)
Non-cash loss on investments, net	—	55,542	26,789	(81)	—	82,250
Impairment of Parent Company goodwill	—	—	5,344	—	—	5,344
Non-cash loss on foreclosed assets and other property and equipment disposals	—	—	17,202	—	—	17,202
Unrealized loss on derivatives and foreign currencies, net	—	26,202	3,632	11,259	—	41,093
Unrealized gain on residential mortgage investment portfolio, net	—	—	—	50,085	—	50,085
Net decrease in mortgage-backed securities pledged, trading	—	—	—	2,559,389	—	2,559,389
Amortization of discount on residential mortgage investments	—	—	—	(8,619)	—	(8,619)
Accretion of discount on commercial real estate “A” participation interest	—	(23,777)	—	—	—	(23,777)
(Increase) decrease in interest receivable	—	(18,849)	20,600	32,232	—	33,983
Decrease in loans held for sale, net	—	52,788	10,470	206,725	—	269,983
Decrease (increase) in intercompany note receivable	—	—	100,336	(56,194)	(44,142)	—
Increase in other assets	(4,627)	(40,242)	(90,391)	(509,843)	161,979	(483,124)
Increase (decrease) in other liabilities	19,864	168,221	(28,783)	128,004	(163,363)	123,943
Net transfers with subsidiaries	(564,742)	462,131	48,010	293,380	(238,779)	—

Cash (used in) provided by operating activities, net of impact of acquisitions	(682,193)	799,691	299,862	2,595,250	(55,720)	2,956,890
Investing activities:
Decrease (increase) in restricted cash	—	45,087	87,591	(38,258)	—	94,420
Decrease in mortgage-related receivables, net	—	—	—	214,298	—	214,298
Decrease in commercial real estate “A” participation interest	—	447,804	—	—	—	447,804
Acquisition of CS Advisors CLO II	—	—	—	(18,619)	—	(18,619)
(Increase) decrease in loans, net	—	(1,768,175)	(316,348)	2,010,447	11,027	(63,049)
Cash paid for real estate	—	—	—	(10,121)	—	(10,121)
Acquisition of marketable securities, available-for-sale, net	—	(639,116)	—	—	—	(639,116)
Acquisition of other investments, net	—	(43,269)	(514)	(5,173)	—	(48,956)
Net cash acquired in FIL transaction	—	3,187,037	—	—	—	3,187,037
Acquisition of property and equipment, net	—	(1,644)	(3,373)	(577)	—	(5,594)

Cash provided by (used in) investing activities	—	1,227,724	(232,644)	2,151,997	11,027	3,158,104
Financing activities:
Payment of deferred financing fees	(42,110)	(20,754)	273	(13,340)	—	(75,931)
Deposits accepted, net of repayments	—	(126,773)	—	—	—	(126,773)
(Decrease) increase in intercompany note payable	—	—	(84,889)	40,747	44,142	—
Repayments under repurchase agreements, net	—	(12,673)	—	(2,301,604)	—	(2,314,277)
Borrowings on (repayments of) credit facilities, net	409,763	(456,591)	100,712	(966,160)	—	(912,276)
Borrowings of term debt	—	—	—	56,108	—	56,108
Repayments of term debt	—	(331,881)	—	(1,477,390)	551	(1,808,720)
Repayments of other borrowings	—	—	(63,453)	(10,724)	—	(74,177)
Proceeds from issuance of common stock, net of offering costs	601,755	—	—	—	—	601,755
Proceeds from exercise of options	362	—	—	—	—	362
Tax expense on share based-payments	—	—	—	(10,641)	—	(10,641)
Payment of dividends	(287,566)	—	—	(2,994)	—	(290,560)

Cash provided by (used in) financing activities	682,204	(948,672)	(47,357)	(4,685,998)	44,693	(4,955,130)

Increase (decrease) in cash and cash equivalents	11	1,078,743	19,861	61,249	—	1,159,864
Cash and cash equivalents as of beginning of year	—	151,511	19,005	8,183	—	178,699

Cash and cash equivalents as of end of year	$11	$1,230,254	$38,866	$69,432	$—	$1,338,563

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended December 31, 2007

		CapitalSource Finance LLC
		Combined	Combined	Other
		Non-Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Operating activities:
Net income	$159,289	$297,489	$225,190	$276,229	$(793,970)	$164,227
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock option expense	—	475	7,094	—	—	7,569
Restricted stock expense	—	4,082	32,839	—	—	36,921
Gain loss on extinguishment of debt	—	—	—	(678)	—	(678)
Amortization of deferred loan fees and discounts	—	(26,287)	(34,368)	(27,903)	—	(88,558)
Paid-in-kind interest on loans	—	(7,839)	(14,390)	(7,824)	—	(30,053)
Provision for loan losses	—	—	64,658	13,983	—	78,641
Amortization of deferred financing fees and discounts	22,172	15,926	474	26,104	—	64,676
Depreciation and amortization	—	325	3,388	32,178	—	35,891
Provision for deferred income taxes	—	—	—	41,793	—	41,793
Non-cash (gain) loss on investments, net	—	(4,018)	3,125	28	—	(865)
Non-cash (gain) loss on foreclosed assets and other property and equipment disposals	—	(1,372)	1,254	1,155	—	1,037
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(7,476)	(7,084)	57,159	—	42,599
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	75,507	—	75,507
Net increase in mortgage-backed securities pledged, trading	—	—	—	(494,153)	—	(494,153)
Amortization of discount on residential mortgage investments	—	—	—	(39,380)	—	(39,380)
Decrease (increase) in interest receivable	52	4,412	(2,321)	(25,816)	—	(23,673)
Increase in loans held for sale, net	—	(174,006)	(53,781)	(371,110)	—	(598,897)
Decrease (increase) in intercompany note receivable	—	2,128	(67,101)	239,261	(174,288)	—
Decrease (increase) in other assets	1,219	(2,419)	(11,186)	(218,088)	(4,490)	(234,964)
Increase (decrease) in other liabilities	3,004	(9,541)	(17,033)	204,490	14,054	194,974
Net transfers with subsidiaries	(804,649)	(191,111)	(418,103)	619,893	793,970	—

Cash (used in) provided by operating activities, net of impact of acquisitions	(618,913)	(99,232)	(287,345)	402,828	(164,724)	(767,386)
Investing activities:
Increase in restricted cash	—	(25,151)	(46,273)	(201,475)	—	(272,899)
Decrease in mortgage-related receivables, net	—	—	—	265,839	—	265,839
Decrease in receivables under reverse-repurchase agreements, net	—	51,892	—	—	—	51,892
(Increase) decrease in loans, net	—	(7,359)	245,446	(1,662,109)	(10,087)	(1,434,109)
Cash paid for real estate	—	—	—	(248,120)	—	(248,120)
Disposal (acquisition) of other investments, net	—	38,771	(3,012)	(64,483)	—	(28,724)
Acquisition of property and equipment, net	—	(45)	(5,334)	—	—	(5,379)

Cash provided by (used in) investing activities	—	58,108	190,827	(1,910,348)	(10,087)	(1,671,500)
Financing activities:
Payment of deferred financing fees	(2,862)	(27,259)	(2,215)	(20,771)	—	(53,107)
Increase (decrease) in intercompany note payable	—	33,518	—	(207,806)	174,288	—
(Repayments of) borrowings under repurchase agreements, net	—	(50,586)	—	449,845	—	399,259
Borrowings on (repayments of) credit facilities, net	124,551	(66,776)	—	(105,189)	—	(47,414)
Borrowings of term debt	—	1,137,477	232	1,722,375	523	2,860,607
Repayments of term debt	—	(1,071,963)	(4,847)	(426,208)	—	(1,503,018)
Borrowings under other borrowings	245,000	—	75,630	—	—	320,630
Proceeds from issuance of common stock, net of offering costs	714,490	—	—	—	—	714,490
Proceeds from exercise of options	4,750	—	—	—	—	4,750
Tax expense on share-based payments	—	—	—	2,054	—	2,054
Payment of dividends	(467,173)	—	—	(9,644)	—	(476,817)

Cash provided by (used in) financing activities	618,756	(45,589)	68,800	1,404,656	174,811	2,221,434

Decrease in cash and cash equivalents	(157)	(86,713)	(27,718)	(102,864)	—	(217,452)
Cash and cash equivalents as of beginning of year	157	238,224	46,723	111,047	—	396,151

Cash and cash equivalents as of end of year	$—	$151,511	$19,005	$8,183	$—	$178,699

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Direct Real Estate Investments

Our direct real estate investments primarily consist of long-term healthcare facilities generally leased through long-term, triple-net operating leases. As of December 31, 2009 and 2008, our direct real estate investments were as follows:

	December 31,
	2009	2008
	($ in thousands)

Continuing Operations:
Land	$37,760	$37,760
Buildings	313,576	313,576
Furniture and equipment	16,020	16,020
Accumulated depreciation	(31,349)	(21,189)

Total direct real estate investments from continuing operations	336,007	346,167

Discontinued Operations:
Direct real estate investments, net	218,149	643,549

Total	$554,156	$989,716

The decrease in the carrying amount of our direct real estate investments from $989.7 million as of December 31, 2008 to $554.2 million as of December 31, 2009 was due to the sale of 82 long-term healthcare facilities in 2009, with a total net book value of $400.3 million, realizing a pre-tax loss of $9.4 million. The classification of $218.1 million of assets classified as discontinued operations relates to assets which we expect to be sold in the second quarter of 2010. For additional information, see Note 3, Discontinued Operations.

Depreciation of direct real estate investments totaled $10.2 million, $10.1 million and $10.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. During the years ended December 31, 2009 and 2007, we recognized $3.7 million and $1.2 million, respectively, in impairments, which were recorded as a component of other income (expense) in our audited consolidated statements of operations for the years ended December 31, 2009 and 2007. We did not incur impairments on our direct real estate investments during the year ended December 31, 2008.

As of December 31, 2009, all of our direct real estate investments were pledged either directly or indirectly as collateral for certain of our borrowings. For additional information, see Note 12, Borrowings.

The leases on our direct real estate investments expire at various dates through 2026 and typically include fixed rental payments, subject to escalation over the life of the lease. As of December 31, 2009, we expect to receive future minimum rental payments from our non-cancelable operating leases as follows ($ in thousands):

2010	$53,285
2011	49,607
2012	46,788
2013	43,394
2014	42,017
Thereafter	115,629

$350,720

Of the total amount above, $148.3 million of future rental income relates to assets held for sale, which are classified as discontinued operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Property and Equipment

We own property and equipment for use in our operations or that was acquired through foreclosure that we intend to hold and use. As of December 31, 2009 and 2008, property and equipment included in other assets on our audited consolidated balance sheets consisted of the following:

	December 31,
	2009	2008
	($ in thousands)

Land	$12,009	$9,558
Buildings	8,384	55,833
Equipment	19,410	15,268
Computer software	4,977	4,691
Furniture	7,066	7,279
Leasehold improvements	25,664	15,245
Accumulated depreciation and amortization	(26,013)	(19,601)

Total	$51,497	$88,273

Depreciation of property and equipment totaled $10.7 million, $6.9 million and $3.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 11.	Deposits

As of December 31, 2009 and 2008, CapitalSource Bank had $4.5 billion and $5.0 billion, respectively, in deposits insured up to the maximum legal limit by the FDIC. In 2009, the United States Congress temporarily increased, until the end of 2013, the deposit insurance level from $100,000 to $250,000. As of December 31, 2009 and 2008, CapitalSource Bank had $1.5 billion and $1.6 billion of time certificates of deposit in the amount of $100,000 or more. As of December 31, 2009 and 2008, CapitalSource Bank had $199.7 million and $209.7 million, respectively, of certificates of deposit in the amount of $250,000 or more.

As of December 31, 2009 and 2008, the weighted-average interest rates for savings and money market deposit accounts were 1.06% and 2.66%, respectively, and for certificates of deposit (including brokered), were 1.68% and 3.55%, respectively. The weighted-average interest rate for all deposits as of December 31, 2009 and 2008 was 1.56% and 3.42%, respectively.

As of December 31, 2009 and 2008, interest-bearing deposits at CapitalSource Bank were as follows:

	December 31,
	2009	2008
	($ in thousands)

Interest-bearing deposits:
Money market	$258,283	$279,577
Savings	599,084	471,014
Certificates of deposit	3,626,512	4,259,153
Brokered certificates of deposit	—	33,951

Total interest-bearing deposits	$4,483,879	$5,043,695

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, certificates of deposit at CapitalSource Bank detailed by maturity were as follows:

		Weighted
	Amount	Average Rate
	($ in thousands)

2010	$3,372,378	1.63%
2011	209,712	2.14
2012	20,577	3.04
2013	1,638	2.78
2014	22,207	3.08

Total	$3,626,512	1.68%

For the years ended December 31, 2009 and 2008, interest expense on deposits were as follows:

	Year Ended December 31,
	2009	2008(1)
	($ in thousands)

Savings and money market deposit accounts	$11,014	$7,887
Certificates of deposit	98,309	67,498
Brokered certificates of deposit	456	1,137
Fees for early withdrawal	(349)	(277)

Total interest expense on deposits	$109,430	$76,245

(1)	CapitalSource Bank commenced operations on July 25, 2008. The interest expense incurred in 2008 includes only the transactions within the period from July 25, 2008 to December 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.  Borrowings

As of December 31, 2009 and 2008, the composition of our outstanding borrowings from continuing and discontinued operations was as follows:

	December 31,
	2009	2008
	($ in thousands)

Outstanding borrowings from continuing operations:
Repurchase agreements(1)	$—	$1,595,750
Credit facilities	542,781	1,445,062
Term debt	2,956,536	5,338,456
Other borrowings:
Convertible debt, net(2)	561,347	729,474
Subordinated debt	439,701	438,799
Mortgage debt(3)	262,760	269,741
FHLB SF borrowings	200,000	—
Notes payable	3,026	55,229

Total other borrowings	1,466,834	1,493,243

Total outstanding borrowings from continuing operations	4,966,151	9,872,511
Outstanding borrowings from discontinued operations:
Mortgage debt	184,923	60,570
Notes payable	20,000	20,000

Total outstanding borrowings from discontinued operations	204,923	80,570

Total borrowings	$5,171,074	$9,953,081

(1)	In the first quarter of 2009, we repaid in full all borrowings outstanding under our master repurchase agreements.

(2)	Amounts presented are net of debt discounts of $18.7 million and $30.6 million as of December 31, 2009 and 2008, respectively.

(3)	In February 2010, we exercised the second of the three one-year extensions to extend the maturity of the loans to April 9, 2011. The extension was approved by the master servicer subject to our compliance with the terms and conditions of the loan agreements as of April 9, 2010.

Credit Facilities

We utilize secured credit facilities to finance our commercial loans and for general corporate purposes. Our committed credit facility capacities were $691.3 million and $2.6 billion as of December 31, 2009 and 2008, respectively. Interest on our credit facility borrowings is charged at variable rates that may be based on one or more of one-month LIBOR, one-month EURIBOR, and/or the applicable Commercial Paper (“CP”) rate. As of December 31, 2009 and 2008, total undrawn capacities under our credit facilities were $148.5 million and $1.2 billion, respectively, which is limited by the amount of letters of credit outstanding under such facilities and the amount of eligible collateral that we have available to pledge in order to utilize such unused capacity. We have limited available collateral to pledge to use this unused capacity. However, such unused capacity may become available to us to the extent we have additional eligible collateral in the future.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009			December 31, 2008			December 31, 2009
			Aggregate			Aggregate
			Outstanding			Outstanding
	Committed	Principal	Collateral	Committed	Principal	Collateral	Interest		Maturity
	Capacity	Outstanding	Balance(1)	Capacity	Outstanding	Balance(1)	Rate(2)		Date
		($ in thousands)			($ in thousands)

Credit Facilities:
CS Funding III(3)	$41,287	$41,287	$119,354	$150,000	$74,000	$113,572	LIBOR + 4.00%		May 29, 2012
CS Funding VII(4)	200,162	126,330	237,742	285,000	176,600	261,175	CP+ 3.50%		April 17, 2012
CS Funding VIII	—	—	—	40,450	40,450	115,397	—		—
CSE QRS Funding I	—	—	—	815,000	15,600	144,549	—		—
CS Europe(5)	124,820	124,820	314,870	279,420	165,949	315,796	EURIBOR + 4.0	%(6)	May 28, 2010
CS Inc.(7)	325,000	250,344	1,872,627	1,070,000	972,463	1,780,200	LIBOR + 6.50	%(8)	March 31, 2012	(9)

Total credit facilities	$691,269	$542,781	$2,544,593	$2,639,870	$1,445,062	$2,730,689

(1)	Represents the outstanding balances of assets which are pledged as collateral to the credit facility, including $1.4 billion and $2.0 billion, as of December 31, 2009 and 2008, respectively, of loans.

(2)	As of December 31, 2009, the one-month LIBOR was 0.23%; the one-month EURIBOR was 0.45%; and the CP rate for CS Funding VII was 0.30%.

(3)	Our CS Funding III facility is cross collateralized to CS Europe and requires that principal and interest collections previously payable to us are used to reduce the obligations under the credit facility.

(4)	The undrawn revolving capacity under our CS Funding VII credit facility can be used during a one-year revolving period ending on April 19, 2010 to finance a specified pool of loans as long as certain conditions are met, including limits on required pool and portfolio charge off levels, following which the facility provides for an amortization period of up to two years. The CS Funding VII credit facility also requires conditional prepayments if we modify or renew other debt facilities to include periodic principal payment obligations, or if we make optional prepayments to our other lenders, and is cross collateralized to our 2007-A term debt securitization.

(5)	CS Europe is a €86.4 million multi-currency facility with principal outstanding in Euro or British Pound Sterling (“GBP”). Our CS Europe credit facility is cross collateralized to CS Funding III and is an amortizing facility requiring that principal and interest collections previously payable to us are used to reduce the obligations. The amounts presented were translated into USD using the applicable spot rates as of December 31, 2009.

(6)	Borrowings in Euro or GBP are at EURIBOR or GBP LIBOR + 4.00%, respectively, and borrowings in USD are at LIBOR + 4.00%.

(7)	Our syndicated bank credit facility requires that we reduce the aggregate commitments to $200.0 million by April 2010 and to $185.0 million by January 31, 2011 and thereafter by $15.0 million each month and to zero by December 31, 2011 unless otherwise reduced by the receipt of collateral proceeds prior to those dates. Our 12.75% First Priority Senior Secured Notes due in July 2014 (the “2014 Senior Secured Notes”) share in the collateral securing this facility. The Aggregate Collateral Balance comprises loan assets and other assets that qualify as Available Assets as defined under the credit agreement.

(8)	LIBOR + 6.50% or at an alternative base rate, which is the greater of the prime rate for USD borrowings or the Federal Funds Rate + 0.50%, or for foreign currency borrowings, at the prevailing EURIBOR rate + 6.50% or GBP LIBOR + 6.50%.

(9)	As of December 31, 2009, commitments maturing in March 2012 were $258.9 million and commitments maturing in March 2010 were $66.1 million. In February 2010, we modified the extending lender maturity date from March 31, 2012 to December 31, 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FHLB SF Borrowings and FRB Credit Program

As a member of the FHLB SF, CapitalSource Bank has financing availability with the FHLB SF. Effective June 30, 2009, availability was increased to 20% of CapitalSource Bank’s total assets. As of December 31, 2009, the maximum financing under this formula was $1.1 billion. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of December 31, 2009, CapitalSource Bank had $965.2 million in borrowing capacity with the FHLB SF based on pledged collateral. As of December 31, 2009, unused borrowing capacity was $764.4 million, reflecting $200.0 million of principal outstanding and a letter of credit in the amount of $0.8 million. As of December 31, 2008, there were no outstanding FHLB SF borrowings, but a letter of credit in the amount of $0.8 million was outstanding.

In June 2009, CapitalSource Bank was approved for the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of December 31, 2009, collateral with an amortized cost of $191.8 million and a fair value of $209.9 million had been pledged under this program, but there were no borrowings outstanding.

Term Debt

In conjunction with each of our commercial term debt securitizations, we established and contributed commercial loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by the underlying assets of the Issuers, primarily comprising contributed commercial loans.

We continue to service the underlying commercial loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying commercial loans. We have no legal obligation to repay the outstanding notes or certificates or contribute additional assets to the entity. During the year ended December 31, 2008, we repurchased $162.4 million of loans that had experienced a credit event such as borrower delinquency or bankruptcy from certain Issuers as permitted by the transaction documents. The loans were repurchased at their outstanding loan balance plus accrued interest. These repurchases were executed in order to maintain strong performance of the transactions and to avoid the funding of delinquency reserves. We expect that these repurchases will occur less frequently in the future. For the year ended December 31, 2009, we did not repurchase any loans from the Issuers.

We have determined that the Issuers are VIEs, subject to applicable consolidation guidance. Through our assessment of the Issuers, we concluded that the entities were designed to pass along risks related to the credit performance of the underlying commercial loan portfolio. Upon our initial investment in the Issuers, we expected our interests to absorb a majority of the expected losses related to such risks and concluded that we were the primary beneficiary of the Issuers. In addition, there have been no events through December 31, 2009 that would require us to reconsider our status as the primary beneficiary. Consequently, we report the assets and liabilities of the Issuers in our audited consolidated financial statements including the underlying commercial loans and the issued notes and certificates held by third parties. The notes and certificates are designed to be paid off by the cash flows of the underlying commercial loans and related assets of the Issuers. The carrying amount of the underlying commercial loans held by the Issuers were approximately $3.0 billion and $4.4 billion as of December 31, 2009 and 2008, respectively. The carrying amount of outstanding notes and certificates was $2.7 billion and $3.6 billion as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the outstanding balances of our commercial term debt securitizations were $3.7 billion and $4.6 billion, respectively. This amount includes approximately $1.0 billion of notes and certificates that we held as of December 31, 2009 and 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our outstanding term debt transactions in the form of asset securitizations held by third parties as of December 31, 2009 and 2008, were as follows:

	Amounts	Outstanding Third Party Held Debt Balance as of December 31,		Interest Rate	Original Expected
	Issued	2009	2008	Spread(1)	Maturity Date
	($ in thousands)

2006-1
Class A	$567,134	$46,701	$118,453	0.12%	April 20, 2010
Class B	27,379	12,637	12,637	0.25%	June 21, 2010
Class C	68,447	31,592	31,592	0.55%	September 20, 2010
Class D	52,803	24,372	24,371	1.30%	December 20, 2010
Class E(2)	31,290	—	—	2.50%	June 20, 2011
Class F(2)	35,202	—	—	N/A	N/A

	782,255	115,302	187,053
2006-2
Class A-1	300,000	175,556	300,000	0.24%	May 20, 2013
Class A-2	550,000	260,667	550,000	0.21%	September 20, 2012
Class A-3	147,500	147,500	147,500	0.33%	May 20, 2013
Class B	71,250	71,250	71,250	0.38%	June 20, 2013
Class C(3)	157,500	151,500	151,637	0.68%	June 20, 2013
Class D(3)	101,250	98,000	101,250	1.52%	June 20, 2013
Class E(4)	56,250	20,000	19,349	2.50%	June 20, 2013
Class F(2)	116,250	—	—	N/A	N/A

	1,500,000	924,473	1,340,986
2006-A
Class A-1A	70,375	62,865	70,375	0.26%	January 20, 2037
Class A-R(5)	200,000	130,160	106,108	0.27%	January 20, 2037
Class A-2A	500,000	424,640	500,000	0.25%	January 20, 2037
Class A-2B	125,000	125,000	125,000	0.31%	January 20, 2037
Class B(3)	82,875	57,875	57,875	0.39%	January 20, 2037
Class C(3)	62,400	32,400	32,400	0.65%	January 20, 2037
Class D	30,225	30,225	30,225	0.75%	January 20, 2037
Class E(3)	30,225	15,225	20,225	0.85%	January 20, 2037
Class F(3)	26,650	5,078	5,000	1.05%	January 20, 2037
Class G(3)	33,150	10,172	10,000	1.25%	January 20, 2037
Class H	31,200	31,796	31,200	1.50%	January 20, 2037
Class J(2)	47,450	—	—	2.50%	January 20, 2037
Class K(2)	60,450	—	—	N/A	N/A

	1,300,000	925,436	988,408

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amounts	Outstanding Third Party Held Debt Balance as of December 31,		Interest Rate	Original Expected
	Issued	2009	2008	Spread(1)	Maturity Date
	($ in thousands)

2007-1
Class A	$586,000	$224,434	$337,847	0.13%	May 21, 2012
Class B	20,000	11,531	11,531	0.31%	July 20, 2012
Class C	84,000	48,429	48,429	0.65%	February 20, 2013
Class D	48,000	27,673	27,673	1.50%	September 20, 2013
Class E(2)	34,000	—	—	N/A	January 21, 2014
Class F(2)	28,000	—	—	N/A	N/A

	800,000	312,067	425,480
2007-A(6)
Class A	1,250,000	208,246	386,752	1.50%	May 31, 2011(7)
Class B(2)	83,333	—	—	N/A	May 31, 2011

	1,333,333	208,246	386,752
2007-2
Class A	400,000	188,368	284,863	1.10%	October 21, 2019
Class B(2)	10,000	—	—	N/A	October 21, 2019
Class C(2)	90,000	—	—	N/A	October 21, 2019

	500,000	188,368	284,863

Total	$6,215,588	$2,673,892	$3,613,542

(1)	The interest rate of 2006-A is based on three-month LIBOR, which was 0.25% and 4.52% as of December 31, 2009 and 2008, respectively. The interest rates of 2007-A and 2007-2 are based on CP rates, which were 0.28% and 0.18%, respectively, as of December 31, 2009. All of our other term debt transactions are based on one-month LIBOR, which was 0.23% and 0.44% as of December 31, 2009 and 2008, respectively.

(2)	Securities retained by us.

(3)	We repurchased certain bonds from third party investors at fair market value. The total of $133.5 million of repurchased debt reflects various classes of the 2006-A securitization and two classes of the 2006-2 securitization. The tables reflect outstanding debt to third party investors, and therefore, eliminate the portions of debt owned by us.

(4)	$20.0 million of these securities were originally offered for sale. The remaining $36.3 million of the securities are retained by us.

(5)	Variable funding note.

(6)	Our 2007-A term debt securitization transaction requires conditional prepayments if we modify or renew other debt facilities to include periodic principal payment obligations or if we make optional prepayments to our other lenders, and is cross-collateralized to our CS Funding VII credit facility.

(7)	In February 2010, we amended our 2007-A term debt securitization transaction to require us to repurchase the collateral following the date on which the aggregate advances outstanding are less than 5% of the aggregate advances outstanding at the termination date.

Except for our series 2007-2 Term Debt (“2007-2”), series 2006-2 Term Debt (“2006-2”) and series 2006-A Term Debt (“2006-A”), the expected aforementioned maturity dates are based on the contractual maturities of the underlying loans held by the securitization trusts. The 2006-A Term Debt has the ability to use principal payments and/or a liquidity tranche to fund unfunded commitments on existing loans during a specified period of time. We

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed no prepayments would be made during this replenishment period. If the underlying loans experience delinquencies or have their maturity dates extended, the interest payments collected on them to repay the notes may be delayed. The note holders may get cash flows from the transactions faster if the notes remain outstanding beyond the stated maturity dates and upon other termination events, in which case our cash flow from these transactions would be delayed until the notes senior to our retained interests are retired.

In July 2009, we issued $300.0 million principal amount of the 2014 Senior Secured Notes at an issue price of 93.966%, which included an issuance discount of approximately $18.1 million, in a private offering to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and outside the United States in reliance on Regulation S under the Securities Act pursuant to an indenture (the “Indenture”) by and among CapitalSource Inc., the subsidiary guarantors and U.S. Bank National Association, as trustee. We received net proceeds of $273.8 million from the issuance of the 2014 Senior Secured Notes, which were used to reduce the commitments of the extending lenders under our syndicated bank credit facility. The 2014 Senior Secured Notes accrue interest at a rate of 12.75% per annum from July 27, 2009. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2010. The 2014 Senior Secured Notes will mature on July 15, 2014. Repayment of the 2014 Senior Secured Notes may be accelerated upon the occurrence of events of defaults specified in the indenture. As of December 31, 2009, the 2014 Senior Secured Notes had a balance of $282.9 million, which is net of a discount of $17.1 million.

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

The 2014 Senior Secured Notes contain certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries, to incur or guarantee additional indebtedness, pay dividends or make other distributions on, or redeem or repurchase, our capital stock, make certain investments or other restricted payments, refinance our existing indebtness, repay subordinated indebtedness, enter into transactions with affiliates, sell assets, create liens, pay dividends and other payments to CapitalSource Inc., designate unrestricted subsidiaries, issue or sell stock of subsidiaries, and engage in a merger, sale or consolidation. All of the covenants are subject to a number of important qualifications and exceptions.

We may redeem some or all of the 2014 Senior Secured Notes at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. In addition, before July 15, 2012, we may redeem up to 35% of the aggregate principal amount of the 2014 Senior Secured Notes at a redemption price of 112.75% of their principal amount with the net cash proceeds of certain equity offerings. If we undergo a change of control, sell certain of our assets, or, under certain circumstances, receive certain cash proceeds from loan collateral, we may be required to offer to purchase 2014 Senior Secured Notes from holders at 101% of their principal amount, in the case of a change of control, or 100% of their principal amount, in the case of asset sales or receipt of loan collateral proceeds. Accrued and unpaid interest on the 2014 Senior Secured Notes would also be payable in each of the foregoing events of redemption or purchase.

The 2014 Senior Secured Notes are secured on a senior basis, equally and ratably with our existing syndicated bank credit facility and any future senior obligations by all of the assets that are pledged by us to secure our syndicated bank credit facility and by secured intercompany notes issued to us by our subsidiaries which are guarantors of the obligations under our existing syndicated bank credit facility but not guarantors of the 2014 Senior Secured Notes. These intercompany notes are pledged as part of the security for the 2014 Senior Secured Notes.

Owner Trust Term Debt

In December 2009, we sold our beneficial interest in both of the Owner Trusts that had issued asset-backed notes through two on-balance sheet securitizations. As a result of the disposition, the mortgage loans previously recorded as assets and senior notes and subordinate notes previously recorded as liabilities are no longer recorded as

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such in our audited consolidated financial statements. As of December 31 2008, the outstanding balances of our Owner Trusts term debt was $1.7 billion.

Convertible Debt

We have issued five series of convertible debentures as part of our financing activities. Two of the series, our 1.25% Senior Convertible Debentures due 2034 (originally issued in March 2004) and our 1.625% Senior Subordinated Convertible Debentures due 2034 (originally issued in April 2007), were repurchased in full during 2009. As a result, our outstanding convertible debt as of December 31, 2009 comprises only our 3.5% Senior Convertible Debentures due 2034 (originally issued in July 2004; the “Senior Debentures”), our 4% Senior Subordinated Convertible Debentures due 2034 (originally issued in April 2007), and our 7.25% Senior Subordinated Convertible Debentures due 2037 (originally issued in July 2007; the 4% debentures and the 7.25% debentures, together, the “Subordinated Debentures” and, together with the Senior Debentures, the “Debentures”).

Our outstanding convertible debt transactions as of December 31, 2009 and 2008, and their applicable conversion rates, effective conversion prices per share, and number of shares used to determine aggregate consideration as of December 31, 2009 were as follows:

			December 31, 2009
				Effective
	Outstanding Balance			Conversion
	as of December 31,		Conversion	Price per	Number of
Debentures	2009	2008	Rate(1)	Share(1)	Shares
	($ in thousands)

1.25% Senior Convertible Debentures due 2034	$—	$26,620	—	$—	—
1.625% Senior Subordinated Convertible Debentures due 2034	—	153,500	—	—	—
3.5% Senior Convertible Debentures due 2034	8,446	8,446	47.7134	20.96	402,958
4% Senior Subordinated Convertible Debentures due 2034	321,554	321,554	47.7134	20.96	15,341,317
7.25% Senior Subordinated Convertible Debentures due 2037	250,000	250,000	36.9079	27.09	9,228,498
Debt discount, net of amortization(2)	(18,653)	(30,646)	—	—	—

Total	$561,347	$729,474			24,972,773

Equity components recorded in additional paid-in capital	$101,220	$101,220

(1)	As of December 31, 2009, the debentures may convert into the stated number of shares of common stock per $1,000 principal amount of debentures, subject to certain conditions. The conversion rates and prices of our convertible debt are subject to adjustment based on the average price of our common stock ten business days prior to the ex-dividend date and on the dividends we pay on our common stock. See below for further information regarding the adjustments of the conversion rates and prices.

(2)	As of December 31, 2009, the unamortized discounts on our 3.5%, 4% and 7.25% Senior Convertible Debentures will be amortized through July 15, 2011, July 15, 2011 and July 15, 2012, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the periods ended December 31, 2009, 2008 and 2007, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Interest expense recognized on:
Contractual interest coupon	$31,785	$34,645	$23,896
Amortization of deferred financing fees	1,414	2,235	2,191
Amortization of debt discount	12,085	18,461	18,098

Total interest expense recognized	$45,284	$55,341	$44,185

Effective interest rate on the liability component:
1.25% Senior Convertible Debentures due 2034	8.30%	8.29%	5.88%
1.625% Senior Subordinated Convertible Debentures due 2034	7.33%	6.81%	6.27%
3.5% Senior Convertible Debentures due 2034	7.16%	7.25%	7.25%
4% Senior Subordinated Convertible Debentures due 2034	7.70%	7.68%	7.68%
7.25% Senior Subordinated Convertible Debentures due 2037	7.79%	7.79%	7.79%

If not earlier redeemed or repurchased, the 3.5% Debentures will pay contingent interest, subject to certain limitations, beginning on July 15, 2011. This contingent interest feature is indexed to the value of our common stock, which is not clearly and closely related to the economic characteristics and risks of the 3.5% Debentures. The contingent interest feature represents an embedded derivative that must be bifurcated from its host instrument and accounted for separately as a derivative instrument. However, we determined that the fair value of the contingent interest feature at inception was zero based on our option to redeem the 3.5% Debentures prior to incurring any contingent interest payments. If we were to exercise this redemption option, we would not be required to make any contingent interest payments and, therefore, the holders of the 3.5% Debentures cannot assume they will receive those payments. We continue to conclude that the fair value of the contingent interest feature is zero. The 3.5% Debentures are unsecured and unsubordinated obligations, and are guaranteed by one of our wholly owned subsidiaries. For additional information, see Note 8, Guarantor Information.

In April 2007, we completed exchange offers relating to our 1.25% Debentures and 3.5% Debentures. At closing, we issued $177.4 million in aggregate principal amount of 1.625% Debentures, in exchange for a like principal amount of our 1.25% Debentures, and we issued $321.6 million in aggregate principal amount of 4% Debentures in exchange for a like principal amount of our 3.5% Debentures. The results of the exchange offers were as follows:

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

Subsequent to the exchange offers, the 1.25% Debentures and the 1.625% Debentures were exchanged for equity or repurchased in 2008 and in 2009. As of December 31, 2009, both our 3.5% Debentures and our 4% Debentures would be convertible, subject to certain conditions, into 0.4 million and 15.3 million shares of our common stock, respectively, at a conversion rate of 47.7134 shares of common stock per $1,000 principal amount of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debentures, representing an effective conversion price of approximately $20.96 per share. The conversion rate and price will adjust each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The 3.5% Debentures and 4% Debentures are redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 3.5% Debentures or 4% Debentures have the right to require us to repurchase some or all of their respective debentures for cash on July 15, 2011, and each five-year anniversary thereafter at a price of 100% of their principal amount plus accrued interest. Holders of the 3.5% or 4% Debentures also have the right to require us to repurchase some or all of their respective debentures upon certain events constituting a fundamental change.

Because the terms of the 1.625% Debentures and the 4% Debentures were not substantially different from the 1.25% or 3.5% Debentures, we did not consider the consummation of the exchange offers to prompt an extinguishment of issued debt and, therefore, continued to amortize the remaining unamortized deferred financing fees over the remaining estimated lives of the 1.625% Debentures and the 4% Debentures. Additionally, all costs associated with the exchange offers were expensed as incurred.

In July 2007, we issued $250.0 million principal amount of 7.25% senior subordinated convertible notes due 2037 bearing interest at a rate of 7.25% per year. The 7.25% Debentures were sold at a price of 98% of the aggregate principal amount of the notes. The 7.25% Debentures had an initial conversion rate of 36.9079 shares of our common stock per $1,000 principal amount of notes, representing an initial conversion price of approximately $27.09 per share. The conversion rate and price will adjust if we pay dividends on our common stock greater than $0.60 per share, per quarter, with the fair value of each adjustment taxable to the holders.

The 7.25% Debentures are redeemable for cash at our option at any time on or after July 20, 2012 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 7.25% Debentures have the right to require us to repurchase some or all of their debentures for cash on July 15, 2012 and each five-year anniversary thereafter at a price of 100% of their principal amount plus accrued interest. Holders of the 7.25% Debentures also have the right to require us to repurchase some or all of their 7.25% Debentures upon certain events constituting a fundamental change.

The Subordinated Debentures are guaranteed on a senior subordinated basis by CapitalSource Finance. For additional information, see Note 8, Guarantor Information. The Subordinated Debentures rank junior to all of our other existing and future secured and unsecured indebtedness, including the outstanding Senior Debentures, and senior to our existing and future subordinated indebtedness.

The Subordinated Debentures provide for a make-whole amount upon conversion in connection with certain transactions or events that may occur prior to July 15, 2011 and July 15, 2012 for the 4% Debentures and the 7.25% Debentures, respectively, which, under certain circumstances, will increase the conversion rate by a number of additional shares. The Subordinated Debentures do not provide for the payment of contingent interest.

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

2) During the five consecutive business day period after any five consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock for each day during such period (the “98% Trading Exception”); provided, however, that if, on the date of any conversion pursuant to the 98% Trading Exception that is on or after July 15, 2019 for the 3.5% Debenture or 4% Debentures and on or after July 15, 2022 for the 7.25% Debentures, the last reported sale price of our common stock on the trading day before the conversion date is greater than 100% of the applicable conversion price, then holders surrendering debentures for conversion will receive, in lieu of shares of our common stock based on the then applicable conversion rate, shares of common stock with a value equal to the principal amount of the debentures being converted;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4) We call any or all of the Debentures of such series for redemption; or

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

Under the terms of the indenture governing 3.5% Debentures and 4% Debentures, we have the ability to make irrevocable elections to pay the principal balance in cash upon any conversion prior to or at maturity. The principal balance of our 7.25% Debentures is required to be settled in cash upon redemption or conversion. During the third quarter of 2008, we began applying the if-converted method to determine the effect on diluted net income per share of shares issuable pursuant to our Senior Debentures, 1.625% Debentures and 4% Debentures as we are no longer assuming cash settlement of the underlying principal. The only impact on diluted net income per share from our 7.25% Debentures results from the application of the treasury stock method to any conversion spread on this instrument. For additional information, see Note 17, Net (Loss) Income per Share.

In February 2009, we entered into an agreement with an existing security holder and issued 19,815,752 shares of our common stock in exchange for approximately $61.6 million in aggregate principal amount of our outstanding 1.625% Debentures held by the security holder, and our wholly owned subsidiary, CapitalSource Finance, paid approximately $0.6 million in cash to the security holder in exchange for the guaranty on such notes by such subsidiary. We retired all of the debentures acquired in the exchange. In connection with this exchange, we incurred a loss of approximately $57.5 million in the first quarter of 2009, which included a write-off of $0.4 million in deferred financing fees and debt discount.

In accordance with the terms of the 1.25% and 1.625% Debentures, we offered to repurchase $118.5 million of our outstanding convertible debentures, all of which were tendered, repurchased and retired in March 2009.

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

The TP Trusts are wholly owned indirect subsidiaries of CapitalSource. However, we have not consolidated the TP Trusts for financial statement purposes. We account for our investments in the TP Trusts under the equity method of accounting pursuant to relevant GAAP requirements.

We had subordinated debt outstanding totaling $439.7 million and $438.8 million as of December 31, 2009 and 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, our outstanding subordinated debt transactions were as follows (amounts in thousands):

	Trust Formation				Interest Rate as of
TPS Series	Date	Debt Issued	Maturity Date	Date Callable(1)	December 31, 2009

2005-1	November 2005	$103,093	December 15, 2035	December 15, 2010	2.20	%(2)
2005-2	December 2005	$128,866	January 30, 2036	January 30, 2011	6.82	%(3)
2006-1	February 2006	$51,545	April 30, 2036	April 30, 2011	6.96	%(4)
2006-2	September 2006	$51,550	October 30, 2036	October 30, 2011	6.97	%(5)
2006-3	September 2006	€25,775	October 30, 2036	October 30, 2011	2.77	%(6)
2006-4	December 2006	$21,908	January 30, 2037	January 30, 2012	2.23	%(2)
2006-5	December 2006	$6,650	January 30, 2037	January 30, 2012	2.23	%(2)
2007-2	June 2007	$39,177	July 30, 2037	July 30, 2012	2.23	%(2)

(1)	The subordinated debt is callable by us in whole or in part at par at any time after the stated date.

(2)	Bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly at various dates.

(3)	Bears a fixed rate of interest of 6.82% through January 20, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(4)	Bears a fixed rate of interest of 6.96% through April 1, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(5)	Bears a fixed rate of interest of 6.97% through October 30, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(6)	Bears interest at a floating interest rate equal to three-month EURIBOR plus 2.05%, resetting quarterly.

The subordinated debt described above is unsecured and ranks subordinate and junior in right of payment to all of our indebtedness.

Mortgage Debt

We use mortgage loans to finance certain of our direct real estate investments. We had mortgage debt totaling $447.7 million and $330.3 million as of December 31, 2009 and 2008, respectively, of which $184.9 million and $60.6 million was secured by real estate assets included in discontinued operations as of December 31, 2009 and 2008, respectively. As of December 31, 2009, our mortgage debt comprised a senior loan of $228.9 million, a mezzanine loan of $33.9 million, eleven mortgage loans totaling $55.3 million assumed on the acquisition of certain of our healthcare investment properties, guaranteed by HUD and collateralized by eleven of our healthcare investment properties and a further 18 new mortgage loans totaling $129.6 million guaranteed by HUD, collateralized by 29 of our healthcare investment properties and which we entered into in December 2009. The interest rate under the senior loan is one-month LIBOR plus 1.54%, and the interest rate under the mezzanine loan is one-month LIBOR plus 4% and the weighted average interest rate on the assumed mortgage loans is 6.63% and on the new mortgage loans is 4.85%.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities

The on-balance sheet contractual obligations under our credit facilities, term debt, convertible debt, subordinated debt, mortgage debt and notes payable as of December 31, 2009, were as follows:

			Other Borrowings
	Credit		Convertible	Subordinated	Mortgage
	Facilities(1)	Term Debt(2)	Debt(3)	Debt(4)	Debt(5)	Notes Payable(6)	Total
	($ in thousands)

2010	$179,220	$115,302	$—	$—	$7,566	$40,000	342,088
2011	136,189	208,246	330,000	—	8,101	89,000	771,536
2012	227,372	496,632	250,000	—	254,696	48,000	1,276,700
2013	—	739,908	—	—	2,822	6,026	748,756
2014	—	300,000	—	—	2,977	20,000	322,977
Thereafter	—	1,183,645	—	439,701	171,521	20,000	1,814,867

Total	$542,781	$3,043,733	$580,000	$439,701	$447,683	$223,026	$5,276,924

(1)	The contractual obligations for credit facilities are computed based on the stated final maturities of the facilities not considering amortization, optional annual renewals, and assumes utilization of available term-out features.

(2)	The amounts are presented gross of net unamortized discounts of $0.3 million on our term debt securitizations and $17.1 million on the 2014 Senior Secured Notes and include a liquidity tranche, of which $69.8 million is not drawn. Contractual obligations on our term debt securitizations are computed based on their estimated lives. The estimated lives are based upon the contractual amortization schedule of the underlying loans. These underlying loans are subject to prepayment, which could shorten the life of the term debt securitizations; conversely, the underlying loans may be amended to extend their term, which may lengthen the life of the term debt securitizations. At our option, we may substitute loans for prepaid loans up to specified limitations, which may also impact the life of the term debt securitizations.

(3)	The contractual obligations for our convertible debt are computed based on the initial put/call date. The legal maturity of our 7.25% Debentures is 2037, and the legal maturities of our other series of Debentures are 2034. The amounts are presented gross of $18.7 million discounts, net of amortization.

(4)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.

(5)	The contractual obligations for mortgage debt include $184.9 million, which relates to discontinued operations. Contractual obligations assume exercise of all extension options provided for under the debt agreements.

(6)	The contractual obligations for notes payable include $20.0 million, which relates to discontinued operations.

Interest Expense

The weighted average interest rates on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2009, 2008 and 2007 were 3.6%, 4.9% and 6.2%, respectively.

Deferred Financing Fees

As of December 31, 2009 and 2008, deferred financing fees of $69.2 million and $73.5 million, respectively, net of accumulated amortization of $219.6 million and $171.8 million, respectively, were included in other assets in our audited consolidated balance sheets.

Debt Covenants

The Parent Company is subject to financial and non-financial covenants under our indebtedness, including, with respect to restricted payments, interest coverage, minimum tangible net worth, leverage, maximum delinquent

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and charged-off loans, servicing standards, and limitations on incurring or guaranteeing indebtedness, refinancing existing indebtedness, repaying subordinated indebtedness, making investments, dividends, distributions, redemptions or repurchases of our capital stock, selling assets, creating liens and engaging in a merger, sale or consolidation. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to, among other things, transfer servicing to another servicer, foreclose on collateral, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness. In the future, we may have difficulty complying with some of these provisions if economic conditions affecting our industry fail to improve, and we may need to obtain additional waivers or amendments again in the future if we cannot satisfy all of the covenants and obligations under our debt.

During the year ended December 31, 2009, we obtained waivers, extended previously obtained waivers and/or executed amendments with respect to some of our indebtedness to avoid potential events of default. In the past, we have received waivers to potential breaches of some of these provisions.

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

In February 2010, we amended the tangible net worth covenant for our syndicated bank credit facility and other indebtedness for the reporting period ended December 31, 2009 and future periods. The amendments were obtained to provide certainty that the net loss reported for the quarter and the year ended December 31, 2009, after making certain adjustments as provided for in the covenant definition, would not cause an event of default under these facilities. For additional information, see Note 28, Subsequent Events.

Note 13.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the years ended December 31, 2009, 2008 and 2007 was as follows:

Outstanding as of December 31, 2006	181,452,290
Issuance of common stock	36,327,557
Sale of treasury stock	1,300,000
Exercise of options	339,201
Restricted stock and other stock grants, net	1,285,752

Outstanding as of December 31, 2007	220,704,800
Issuance of common stock	61,644,758
Exercise of options	57,327
Restricted stock and other stock grants, net	397,326

Outstanding as of December 31, 2008	282,804,211
Issuance of common stock	40,044,073
Repurchase of common stock	(639,400)
Exercise of options	2,718
Restricted stock and other stock grants, net	831,011

Outstanding as of December 31, 2009	323,042,613

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Reinvestment and Stock Purchase Plan

During 2009 we had a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) for current and prospective shareholders. Participation in the DRIP allowed common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the year ended December 31, 2009, there were no direct purchases made under the DRIP. During the year ended December 31, 2008, we received $198.1 million related to the direct purchase of 15.4 million shares of our common stock pursuant to the DRIP. In addition, we received proceeds of $0.1 million and $38.7 million, respectively, related to cash dividends reinvested in 36,000 and 3.6 million shares of our common stock during the years ended December 31, 2009 and 2008, respectively. We terminated the DRIP effective March 1, 2010.

Share Repurchase Plan

In March 2009, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock through open market purchases or privately negotiated transactions from time to time for a period of up to two years. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. During the year ended December 31, 2009, we purchased 639,400 shares of our common stock under the share repurchase plan, at a weighted average price of $1.22 per share for a total purchase price of $781,507. All shares purchased under the share purchase plan were retired upon settlement. Our ability to repurchase additional shares may be limited by the terms of our 2014 Senior Secured Notes, and there is no assurance that we will repurchase additional shares.

Equity Offerings

In February 2009, we entered into an agreement with an existing security holder and issued 19,815,752 shares of our common stock in exchange for approximately $61.6 million in aggregate principal amount of our outstanding 1.625% debentures held by the security holder, and our wholly owned subsidiary, CapitalSource Finance, paid approximately $0.6 million in cash to the security holder in exchange for the guaranty on such notes by such subsidiary. We retired all of the debentures acquired in the exchange. In connection with this exchange, we incurred a loss of approximately $57.5 million in the first quarter of 2009, which included a write-off of $0.4 million in deferred financing fees and debt discount.

In July 2009, we sold approximately 20.1 million shares of our common stock in an underwritten public offering at a price of $4.10 per share, including the approximately 2.6 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of approximately $77.0 million.

Note 14.	Employee Benefit Plan

Our employees are eligible to participate in the CapitalSource Finance LLC 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. For the years ended December 31, 2009, 2008 and 2007, we contributed $1.8 million, $2.0 million and $1.9 million, respectively, in matching contributions to the 401(k) Plan.

Note 15.	Income Taxes

We provide for income taxes as a “C” corporation on income earned from operations. Currently our subsidiaries cannot participate in the filing of a consolidated federal tax return. As a result, certain subsidiaries may have taxable income that cannot be offset by taxable losses or loss carryforwards of other entities. We are subject to federal, foreign, state and local taxation in various jurisdictions.

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

From 2006 through 2008, we operated as a REIT. Effective January 1, 2009, we revoked our REIT election and recognized the deferred tax effects in our audited consolidated financial statements as of December 31, 2008. During the period we operated as a REIT, we were generally not subject to federal income tax at the REIT level on our net taxable income distributed to shareholders, but we were subject to federal corporate-level tax on the net taxable income of our taxable REIT subsidiaries, and we were subject to taxation in various foreign, state and local jurisdictions. In addition, we were required to distribute at least 90% of our REIT taxable income to our shareholders and meet various other requirements imposed by the Internal Revenue Code, through actual operating results, asset holdings, distribution levels, and diversity of stock ownership.

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Current:
Federal	$69,020	$(70,274)	$37,135
State	17,220	7,858	6,229
Foreign	2,953	22,515	2,615

Total current	89,193	(39,901)	45,979
Deferred:
Federal	17,175	(112,756)	36,354
State	34,890	(37,828)	5,230
Foreign	(4,944)	(98)	—

Total deferred	47,121	(150,682)	41,584

Income tax expense (benefit)	$136,314	$(190,583)	$87,563

Income tax expense from discontinued operations was $4.5 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively. There was no income tax expense from discontinued operations for the year ended December 31, 2007.

For the year ended December 31, 2009, we had $3.0 million of pre-tax income and $761.0 million of pre-tax loss that was attributable to foreign and domestic continuing operations, respectively. For the year ended December 31, 2008, we had $15.8 million of pre-tax income and $466.5 million of pre-tax loss that was attributable to foreign and domestic continuing operations, respectively. For the year ended December 31, 2007, we had approximately $7.8 million of pre-tax income and $208.8 million of pre-tax income that was attributable to foreign and domestic continuing operations, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliations of the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2009, 2008 and 2007, were as follows:

	Year Ended December 31,
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
Benefit of REIT election	—	(12.6)	(1.4)
State income taxes, net of federal tax benefit	4.4	1.9	3.5
Induced conversion of convertible debentures	(2.6)	—	—
Valuation allowance	(50.9)	—	—
Impact of making and revoking REIT election(1)	—	24.2	—
Other	(3.9)	(5.0)	2.5

Effective income tax rate	(18.0)%	43.5%	39.6%

(1)	In connection with revoking our REIT election, we recognized $97.7 million of net deferred tax assets relating to our REIT qualifying activities into income during the year ended December 31, 2008.

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. Net deferred tax assets are included in other assets in our audited consolidated balance sheets. The components of deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows ($ in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Allowance for loan losses	$221,027	$171,348
Net unrealized losses on investments	103,124	117,799
Net operating losses — federal	136,879	85,141
Net operating losses — state, net of federal tax benefit	27,835	20,102
Non-accrual interest	26,950	17,464
Share-based compensation awards	16,045	9,761
Other	94,623	93,251

Total deferred tax assets	626,483	514,866
Valuation allowance	(385,858)	—

Total deferred tax assets, net of valuation allowance	240,625	514,866
Deferred tax liabilities:
Mark-to-market on loans	113,090	304,489
Other	20,478	52,638

Total deferred tax liabilities	133,568	357,127

Net deferred tax assets	$107,057	$157,739

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2009, the total valuation allowance was $385.9 million. Although realization is not assured, we believe it is more likely than not that the remaining recognized net deferred tax assets of $107.1 million as of December 31, 2009 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal. As of December 31, 2008, we recorded no valuation allowance against our deferred tax assets.

As of December 31, 2009, we have net operating loss carryforwards of $391.1 million for federal tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will begin to expire in 2028 and would fully expire in 2029. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option and restricted stock deductions, the resulting benefits will be credited to stockholders’ equity. We also have state net operating loss carryforwards of $583.9 million. These state net operating loss carryforwards will expire in varying amounts beginning in 2013 through 2029.

As of December 31, 2009, we have foreign tax credit carryforwards of $2.7 million for federal tax purposes, which will be available to offset future federal income tax. If not used, these carryforwards will begin to expire in 2016 and would fully expire in 2017.

We adopted the provisions for accounting for uncertain tax positions in accordance with the current Income Taxes Topic of the Codification on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008 are as follows ($ in thousands):

	Year Ended
	December 31,
	2009	2008

Balance as of the beginning of year	$19,747	$16,720
Additions for tax positions of prior years	48,375	26,246
Reductions for tax positions of prior years	(1,615)	(6,510)
Settlements	(4,297)	(16,709)

Balance as of the end of year	$62,210	$19,747

As of December 31, 2009 and 2008, approximately $3.5 million and $5.0 million, respectively, of our unrecognized tax benefits would affect the effective tax rate. We believe it is possible that a significant portion of the unrecognized tax benefit above could decrease within the next twelve months. However, we have sufficient net operating losses to offset these potential tax liabilities.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of December 31, 2009, 2008 and 2007, accrued interest expense and penalties totaled $11.0 million, $4.9 million and $2.0 million, respectively. For the years ended December 31, 2009, 2008 and 2007, we recognized $6.2 million, $2.7 million and $1.0 million, respectively, in interest expense.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2004 through 2008. In 2008, we settled an Internal Revenue Service examination for the tax years 2005 and 2004 and concluded certain state examinations in 2009 and 2008 of tax years 2005, 2004 and 2003. We incurred penalty and interest expense of $1.0 million and $3.3 million in 2009 and 2008, respectively. In addition, we paid taxes in connection with the settlement and conclusion of these examinations of $4.3 million and $16.7 million in 2009 and 2008, respectively. We are currently under examination by the Internal Revenue Service for the tax years 2006 to 2008, and certain states for the tax years 2004 and 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Comprehensive (Loss) Income

Comprehensive (loss) income for the years ended December 31, 2009, 2008 and 2007, was as follows:

	Year Ended December 31,
	2009		2008	2007
	($ in thousands)

Net (loss) income from continuing operations		$(894,311)	$(260,091)	$129,044
Net (loss) income from discontinued operations, net of taxes		33,335	41,310	35,027
Gain (loss) from sale of discontinued operations, net of taxes		(8,071)	104	156

Net (loss) income		(869,047)	(218,677)	164,227
Unrealized (loss) gain on available-for-sale securities, net of taxes		(608)	7,857	(3,103)
Unrealized gain (loss) on foreign currency translation, net of taxes		11,357	(2,892)	5,175
Unrealized (loss) gain on cash flow hedges, net of taxes		(86)	(820)	413

Comprehensive (loss) income		(858,384)	(214,532)	166,712

Comprehensive (loss) income attributable to noncontrolling interests		(28)	1,426	4,938

Comprehensive (loss) income attributable to CapitalSource Inc.	$	(858,356)	$(215,958)	$161,774

Accumulated other comprehensive income, net as of December 31, 2009 and 2008, was as follows:

	December 31,
	2009	2008
	($ in thousands)

Unrealized gain on available-for-sale securities, net of taxes	$5,027	$7,468
Unrealized gain on foreign currency translation, net of taxes	14,647	1,457
Unrealized gain on cash flow hedge, net of taxes	84	170
Effect of adoption of amended investment guidance	(397)	—

Accumulated other comprehensive income, net	$19,361	$9,095

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Net (Loss) Income Per Share

The computations of basic and diluted net (loss) income per share attributable to CapitalSource Inc. for the years ended December 31, 2009, 2008 and 2007, were as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands, except per share data)

Net (loss) income:
From continuing operations	$(894,311)	$(260,091)	$129,044
From discontinued operations, net of taxes	33,335	41,310	35,027
From sale of discontinued operations, net of taxes	(8,071)	104	156

Total from discontinued operations	25,264	41,414	35,183
Attributable to CapitalSource Inc.	(869,019)	(220,103)	159,289
Average shares — basic	306,417,394	251,213,699	191,697,254
Effect of dilutive securities:
Option shares	—	—	340,328
Unvested restricted stock	—	—	1,120,000
Stock units	—	—	30,380
Conversion premium on the Debentures(1)	—	—	94,694

Average shares — diluted	306,417,394	251,213,699	193,282,656

Basic net (loss) income per share
From continuing operations	$(2.92)	$(1.04)	$0.67
From discontinued operations, net of taxes	0.08	0.16	0.18
Attributable to CapitalSource Inc.	(2.84)	(0.88)	0.83

Diluted net (loss) income per share
From continuing operations	$(2.92)	$(1.04)	$0.67
From discontinued operations, net of taxes	0.08	0.16	0.18
Attributable to CapitalSource Inc.	(2.84)	(0.88)	0.82

(1)	For the year ended December 31, 2007, the conversion premiums on the 1.25% and 1.625% Debentures represent the dilutive shares based on a conversion price of $22.41.

The weighted average shares that have an antidilutive effect in the calculation of diluted net (loss) income per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Year Ended December 31,
	2009	2008	2007

Stock units	2,509,297	144,952	—
Stock options	5,689,616	8,812,062	8,102,769
Non-managing member units	—	826,476	2,110,113
Shares subject to a written call option	2,346,825	7,401,420	7,401,420
Shares issuable upon conversion of convertible debt	15,633,859	12,710,307	—
Unvested restricted stock	1,971,253	2,488,571	—

From the third quarter of 2008, we are no longer assuming cash settlement of the underlying principal on our 3.5% Debentures and 4% Debentures; therefore, we began applying the if-converted method to determine the effect

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on diluted net income per share of shares issuable pursuant to convertible debt. For prior periods, we used the treasury stock method to determine the effect on diluted income per share attributable to CapitalSource Inc. of shares issuable pursuant to the conversion premium of convertible debt and the shares underlying the principal balances were excluded. For additional information, see Note 12, Borrowings.

As dividends are paid, the conversion prices related to our Senior Debentures and 4% Debentures are adjusted. The conversion price related to the 7.25% Debentures will be adjusted only if we pay dividends on our common stock greater than $0.60 per share, per quarter. Also, we have excluded the shares underlying the principal balance of the 7.25% Debentures for all periods presented as the principal balance of our 7.25% Debentures is required to be settled in cash upon redemption or conversion.

Note 18.	Stock-Based Compensation

Equity Incentive Plan

In April 2006, our shareholders adopted the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan (the “Plan”), which amended the CapitalSource Inc. Second Amended and Restated Equity Incentive Plan adopted on August 6, 2003 in connection with our initial public offering. A total of 33.0 million shares of common stock are reserved for issuance under the Plan. Any shares that may be issued under the Plan to any person pursuant to an option or stock appreciation right (a “SAR”) are counted against this limit as one share for every one share granted. Any shares that may be issued under the Plan to any person, other than pursuant to an option or SAR, are counted against this limit as one and one-half shares for every one share granted. As of December 31, 2009, there were 14.2 million shares subject to outstanding grants and 3.2 million shares remaining available for future grants under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) August 6, 2016. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock.

Total compensation cost recognized in income pursuant to the Plan was $30.9 million, $43.6 million and $44.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Options

Stock option activity for the year ended December 31, 2009 was as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Options	Price	(in years)	Intrinsic Value
				($ in thousands)

Outstanding as of December 31, 2008	8,893,940	$22.98
Granted	7,009,274	3.53
Exercised	(2,718)	0.01
Forfeited	(3,961,694)	21.37
Canceled	(4,267,010)	23.67

Outstanding as of December 31, 2009	7,671,792	5.66	8.65	$2,922

Vested as of December 31, 2009	2,198,078	10.54	6.61	467
Exercisable as of December 31, 2009	2,198,078	10.54	6.61	467

For the years ended December 31, 2009, 2008 and 2007, the weighted average grant date fair values of options granted were $1.91, $2.65 and $1.60, respectively. The total intrinsic values of options exercised during the years ended December 31, 2009, 2008 and 2007, were $10,845, $0.5 million and $3.8 million, respectively. As of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, the total unrecognized compensation cost related to nonvested options granted pursuant to the Plan was $7.1 million. This cost is expected to be recognized over a weighted average period of 2.39 years.

For awards containing only service and/or performance based vesting conditions, we use the Black-Scholes option-pricing model to estimate the fair value of each option grant on its grant date. The assumptions used in this model for the years ended December 31, 2009, 2008 and 2007, were as follows:

	Year Ended December 31,
	2009	2008	2007

Dividend yield	1.2%	12.0%	10.4%
Expected volatility	84.2%	49.6%	23.3%
Risk-free interest rate	1.7%	2.8%	4.6%
Expected life	4.0 years	4.0 years	4.0 years

The dividend yield is computed based on annualized dividends and the average share price for the period. The expected volatility is based on the historical volatility of CapitalSource Inc.’s stock price in the most recent period that is equal to the expected term of the options being valued. The risk-free interest rate is the U.S. Treasury yield curve in effect at the time of grant based on the expected life of options. The expected life of our options granted represents the period of time that options are expected to be outstanding.

Restricted Stock and Restricted Stock Units

Restricted stock activities, including restricted stock awards and restricted stock units, for the year ended December 31, 2009, were as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Outstanding as of December 31, 2008	5,464,101	$19.40
Granted	3,153,930	3.45
Vested	(1,812,558)	18.94
Forfeited	(283,597)	11.86

Outstanding as of December 31, 2009(1)	6,521,876	7.52

(1)	Includes 2.5 million and 1.1 million vested and unvested restricted stock units, respectively.

The fair value of nonvested restricted stock and restricted stock units is determined based on the closing trading price of our common stock on the grant date, in accordance with the Plan. The weighted average grant date fair value of restricted stock awards and restricted stock units granted during the years ended December 31, 2009, 2008 and 2007 was $3.45, $8.78 and $23.53, respectively.

The total fair value of restricted stock awards that vested during the years ended December 31, 2009, 2008 and 2007 was $5.9 million, $31.7 million and $39.8 million, respectively. As of December 31, 2009, the total unrecognized compensation cost related to nonvested restricted stock awards granted pursuant to the Plan was $15.0 million, which is expected to be recognized over a weighed average period of 1.86 years.

Note 19.	Bank Regulatory Capital

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. CapitalSource Bank’s capital amounts and other requirements are also subject to qualitative judgments by its regulators about, risk weightings and other factors. See Item 1, Business — Supervision and Regulation, for a further description of CapitalSource Bank’s regulatory requirements.

The calculations of the respective capital amounts at CapitalSource Bank as of December 31, 2009, were as follows ($ in thousands):

Common stockholder’s equity at CapitalSource Bank	$868,325
Less:
Disallowed goodwill and other disallowed intangible assets	(166,365)
Unrealized gain on available-for-sale securities	(2,637)

Total Tier-1 Capital	699,323
Add: Allowable portion of the allowance for loan losses and other	55,257

Total Risk-Based Capital	$754,580

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be both “well capitalized” and at all times have a total risk-based capital ratio of 15%, a Tier-1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. CapitalSource Bank’s capital ratios and the minimum requirement as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009				2008
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
				($ in thousands)

Tier-1 Leverage	$699,323	12.80%	$273,153	5.00%	$794,622	13.38%	$296,876	5.00%
Tier-1 Risk-Based Capital	699,323	16.19	259,175	6.00	794,622	16.30	292,489	6.00
Total Risk-Based Capital	754,580	17.47	647,938	15.00	850,318	17.44	731,222	15.00

The California Department of Financial Institutions (the “DFI”) approval order requires that CapitalSource Bank, during the first three years of operations, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of at least 10.00%. As of December 31, 2009 and 2008, CapitalSource Bank satisfied the DFI capital ratio requirement with ratios of 12.32% and 12.04%, respectively.

Note 20.	Commitments and Contingencies

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next fifteen years and contain provisions for certain annual rental escalations.

As of December 31, 2009, future minimum lease payments under non-cancelable operating leases, including leases held at CapitalSource Bank, were as follows ($ in thousands):

2010	$16,063
2011	15,060
2012	14,067
2013	11,327
2014	8,876
Thereafter	58,500

Total	$123,893

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense was $18.6 million, $11.4 million and $9.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of both December 31, 2009 and 2008, we had issued $182.5 million and $183.5 million, respectively, in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $6.1 million and $5.9 million, as reported in other liabilities in our audited consolidated balance sheets as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, we had unfunded commitments to extend credit to our clients of $2.8 billion and $3.6 billion, respectively, including unfunded commitments to extend credit by CapitalSource Bank of $914.9 million and $777.7 million, respectively. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. We expect that these unfunded commitments will continue to indefinitely exceed our Parent Company’s available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with all provisions of the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites to future fundings by us and our clients may draw on these unfunded commitments at any time. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases pursuant to intercompany agreements to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion. In addition, in some cases we may be able to borrow additional amounts under our secured credit facilities as we fund these unfunded commitments.

As of December 31, 2009 and 2008, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2009 and 2008, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our audited consolidated balance sheets as of December 31, 2009 and 2008.

In July 2009, we entered into a limited guarantee for the principal balance and any accrued interest and unpaid fees with respect to indebtedness owing by a company in which we hold an investment. The guarantee can be called by the lender on the earlier of an acceleration of our syndicated bank credit facility and July 9, 2011. As of December 31, 2009, the principal amount guaranteed was $22.1 million. In accordance with the Consolidation Topic of the Codification, we have determined that we are not required to recognize the assets and liabilities of this special purpose entity for financial statement purposes as of December 31, 2009.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Related Party Transactions

We have from time to time in the past, and expect that we may from time to time in the future, enter into transactions with companies in which our directors, executive officers, nominees for directors, 5% or more beneficial owners or certain of their affiliates have material interests. Our Board of Directors, or a committee of disinterested directors, is charged with considering and approving these types of transactions. Management believes that each of our related party loans has been, and will continue to be, subject to the same due diligence, underwriting and rating standards as the loans that we make to unrelated third parties.

As of December 31, 2009 and 2008, we had committed to lend $86.5 million and $135.3 million, respectively, to such entities of which $64.0 million and $111.7 million, respectively, was outstanding. These loans bear interest ranging from 3.26% to 8.75% as of December 31, 2009 and 3.66% to 8.75% as of December 31, 2008. For the years ended December 31, 2009, 2008 and 2007, we recognized $4.7 million, $9.2 million and $13.0 million, respectively, in interest and fees from these loans.

Activity in related party loans for the year ended December 31, 2009, was as follows ($ in thousands):

Balance as of January 1, 2009	$111,649
Advances	10,682
Repayments	(26,972)
Loan sales	(19,469)
Reclassified to non-related party	(11,900)

Balance as of December 31, 2009	$63,990

Note 22.	Derivative Instruments

We enter into various derivative instruments to manage interest rate and foreign exchange risks in our ongoing business operations. We account for these derivative instruments pursuant to the provisions of applicable accounting standards under the Derivatives and Hedging Topic of the Codification and, as such, adjust these instruments to fair value through income as a component of (loss) gain on derivatives in our audited consolidated statements of operations. During the years ended December 31, 2009, 2008 and 2007, we recognized net realized and unrealized losses of $13.1 million, $41.1 million and $46.2 million, respectively, related to these derivative instruments. As of December 31, 2009 and 2008, our commercial derivative activities resulted in an asset position of $14.3 million and $66.4 million, respectively, which is recorded in our audited consolidated balance sheets in other assets; and a liability position of $82.7 million and $131.3 million, respectively, which is recorded in our audited consolidated balance sheets in other liabilities. We do not enter into derivative instruments for speculative purposes. As of December 31, 2009, none of our derivatives were designated as hedging instruments pursuant to applicable accounting standards.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps

We enter into interest rate swap agreements to minimize the economic effect of interest rate fluctuations specific to our fixed rate debt, certain fixed rate loans and certain sale-leaseback transactions. Interest rate fluctuations result in hedged assets and liabilities appreciating or depreciating in market value. Gain or loss on the derivative instruments will generally offset the effect of unrealized appreciation or depreciation of hedged assets and liabilities for the period the item is being hedged. As of December 31, 2009 and 2008, the fair value of the interest rate swap derivative asset was $14.0 million and $53.0 million, respectively. As of December 31, 2009 and 2008, the fair value of the interest rate swap derivative liability was $76.2 million and $127.6 million, respectively. The notional amount of the derivative instruments related to these exposures was approximately $710.2 million and $308.0 million as of December 31, 2009 and 2008, respectively.

Interest Rate Caps

The Issuers of our term debt securitization transactions entered into interest rate cap agreements to hedge loans with embedded interest rate caps that are pledged as collateral for our term debt. Simultaneously, we entered into offsetting interest rate cap agreements. The interest rate caps are not designated as hedges for accounting purposes. Since the interest rate cap agreements are offsetting, changes in the fair value of the interest rate cap agreements have no impact on current period earnings.

Basis Swaps

We enter into basis swap agreements to eliminate basis risk between our LIBOR-based term debt securitizations and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest risk typically by converting our prime rate loans to a one-month LIBOR rate. The objective of this swap activity is to protect us from risk that interest collected under the prime rate loans will not be sufficient to service the interest due under the one-month LIBOR-based term debt. These basis swaps are not designated as hedges for accounting purposes. The notional amounts of basis swaps related to these exposures were approximately $556.8 million and $916.7 million as of December 31, 2009 and 2008, respectively. During the years ended December 31, 2009, 2008 and 2007, we recognized a net loss of $7.8 million, net gain of $2.1 million and a net loss of $1.8 million, respectively, related to the fair value of these basis swaps and cash payments made or received, which was recorded in (loss) gain on derivatives in our audited consolidated statements of operations. As of December 31, 2009 and 2008, the fair value of the basis swap derivative asset was $0.1 million and $6.5 million, respectively. As of December 31, 2009 and 2008, the fair value of the basis swap derivative liability was $2.6 million for both periods.

Foreign Exchange Risk

Forward Exchange Contracts

We enter into forward exchange contracts to hedge anticipated loan syndications and foreign currency denominated loans we originate against foreign currency fluctuations. The objective is to manage the uncertainty of future foreign exchange rate fluctuations by contractually locking in current foreign exchange rates for the settlement of anticipated future cash flows. These forward exchange contracts provide for a fixed exchange rate which has the effect of locking in the anticipated cash flows to be received from the loan syndication and the foreign currency-denominated loans.

As of December 31, 2009 and 2008, the fair value of the forward exchange contracts derivative asset was $0.3 million and $6.9 million, respectively. As of December 31, 2009 and 2008, the fair value of the forward exchange contracts derivative liability was $3.9 million and $1.1 million, respectively. The notional amount of our foreign exchange contracts was approximately $54.6 million and $71.4 million as of December 31, 2009 and 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the fair values of our various derivative instruments as well as their locations in our audited consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
		($ in thousands)

Interest rate contracts	Other assets	$14,073	Other liabilities	$78,736
Foreign exchange contracts	Other assets	256	Other liabilities	3,926

Total		$14,329		$82,662

As of December 31, 2008, the fair values of our various derivative instruments as well as their locations in our audited consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
		($ in thousands)

Interest rate contracts	Other assets	$59,506	Other liabilities	$130,279
Foreign exchange contracts	Other assets	6,855	Other liabilities	1,021

Total		$66,361		$131,300

The gains and losses on our derivative instruments recognized during the years ended December 31, 2009, 2008 and 2007 as well as the locations of such gains and losses in our audited consolidated statements of operations were as follows:

		Gain (Loss) Recognized in Income in
		Year Ended December 31,
	Location	2009	2008	2007
		($ in thousands)

Interest rate contracts	(Loss) gain on derivatives	$(4,748)	$(47,455)	$(40,499)
Interest rate contracts	(Loss) gain on residential mortgage investment portfolio	896	(101,468)	(79,581)
Foreign exchange contracts	(Loss) gain on derivatives	(8,307)	14,582	(577)

Total		$(12,159)	$(134,341)	$(120,657)

Note 23.	Credit Risk

In the normal course of business, we utilize various financial instruments to manage our exposure to interest rate and other market risks. These financial instruments, which consist of derivatives and credit-related arrangements, involve, to varying degrees, elements of credit and market risk in excess of the amounts recorded on our audited consolidated balance sheets in accordance with applicable accounting standards.

Credit risk is the risk of loss arising from adverse changes in a client’s or counterparty’s ability to meet its financial obligations under agreed-upon terms. Market risk is the possibility that a change in market prices may cause the value of a financial instrument to decrease or become more costly to settle. The contract or notional amounts of financial instruments, which are not included in our audited consolidated balance sheets, do not necessarily represent credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments.

We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding by an individual counterparty, by obtaining collateral based on management’s assessment of the client and by applying uniform credit standards maintained for all activities with credit risk. As of December 31, 2009, we had received cash collateral of $0.5 million and have posted cash collateral of $59.8 million related to our derivatives in asset and liability positions, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract or notional amounts and the credit risk amounts for derivatives and credit-related arrangements as of December 31, 2009 and 2008, were as follows:

	December 31,
	2009		2008
	Contract or		Contract or
	Notional	Credit Risk	Notional	Credit Risk
	Amount	Amount	Amount	Amount
		($ in thousands)

Derivatives:
Interest rate swaps	$1,267,049	$14,073	$8,173,804	$192,747
Interest rate caps	269,478	—	1,115,575	616
Futures	—	—	2,656,000	2,848
Interest rate swaptions	—	—	152,000	523
Forward exchange contracts	53,683	256	71,443	6,855

Total derivatives	$1,590,210	$14,329	$12,168,822	$203,589

Credit-related arrangements:
Commitments to extend credit	$2,838,915	$25,838	$3,576,193	$38,910
Commitments to extend letters of credit	371,528	24,430	169,144	6,578
Balloon and bullet loans	7,935,903	7,935,903	8,874,758	8,874,758
Paid-in-kind interest on loans	101,771	101,771	74,516	74,516

Total credit-related arrangements	$11,248,117	$8,087,942	$12,694,611	$8,994,762

Derivatives

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of December 31, 2009, our gross derivative counterparty exposures, based on the positive fair value of our derivative instruments, were $14.3 million. Our master netting agreements with our counterparties reduced this gross exposure by $13.7 million, resulting in a net exposure of $0.6 million as of December 31, 2009. We report our derivatives in our audited consolidated balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held $0.5 million of collateral against our derivative instruments that were in an asset position as of December 31, 2009. For derivatives that were in a liability position, we had posted collateral of $59.8 million as of December 31, 2009. For additional information, see Note 22, Derivative Instruments.

Credit-Related Arrangements

As of December 31, 2009 and 2008, we had committed credit facilities to our borrowers of approximately $11.6 billion and $13.3 billion, respectively, of which approximately $2.8 billion and $3.6 billion, respectively, was unfunded. Our failure to satisfy our full contractual funding commitment to one or more of our borrower’s could create a breach of contract and lender liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements. As of December 31, 2009 and 2008, we had issued $182.5 million and $183.5 million, respectively, in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower.

Balloon and bullet loans collectively represent approximately 95% and 93% of our loan portfolio as of December 31, 2009 and 2008, respectively. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that upon maturity of the loan more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan. On the maturity date, the entire unpaid balance of the loan is due. Balloon loans and bullet loans involve a greater degree of credit risk than other types of loans because they require the client to make a large final payment upon the maturity of the loan.

Our PIK interest rate loans represent the deferral of either a portion or all of the contractual interest payments on the loan. At each payment date, any accrued and unpaid interest is capitalized and included in the loan’s principal balance. As of December 31, 2009 and 2008, the outstanding balance of our PIK loans was $1.0 billion and $1.1 billion, respectively. On the maturity date, the principal balance and the capitalized PIK interest are due. Loans with PIK interest have a greater degree of credit risk than other types of loans because they require the client to make a large final payment upon the maturity of the loan.

Concentrations of Credit Risk

In our normal course of business, we engage in transactions with clients throughout the United States. As of December 31, 2009, the single largest industry concentration was healthcare and social assistance, which made up approximately 20% of our commercial loan portfolio. As of December 31, 2009, the largest geographical concentration was Florida, which made up approximately 12% of our commercial loan portfolio. As of December 31, 2009, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 99% of the investments. As of December 31, 2009, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 45% of the investments.

Note 24.	Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our assets and liabilities and to determine fair value disclosures. Investment securities, available-for-sale, mortgage-backed securities, warrants and derivatives are recorded at fair value on a recurring basis. In addition, we may be required, in specific circumstances, to measure certain of our assets at fair value on a nonrecurring basis, including investment securities, held-to-maturity, loans held for sale, loans held for investment, direct real estate investments, REO, and certain other investments.

Fair Value Determination

Fair value is based on quoted market prices or by using market based inputs where available. Given the nature of some of our assets and liabilities, clearly determinable market based valuation inputs are often not available; therefore, these assets and liabilities are valued using internal estimates. As subjectivity exists with respect to many of our valuation inputs used, the fair value estimates we have disclosed may not equal prices that we may ultimately realize if the assets are sold or the liabilities are settled with third parties.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Assets and Liabilities

Cash

Cash and cash equivalents and restricted cash are recorded at historical cost. The carrying amount is a reasonable estimate of fair value as these instruments have short-term maturities and interest rates that approximate market.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consist of Agency discount notes, Agency callable notes, Agency debt, Agency MBS, and Non-agency MBS that are carried at fair value on a recurring basis and classified as available-for-sale securities. Fair value adjustments on these investments are generally recorded through other comprehensive income. However, if impairment on an investment, available-for-sale is deemed to be other-than-temporary, all or a portion of the fair value adjustment may be reported in earnings. The securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. These securities are classified within Level 2 of the fair value hierarchy.

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

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity consist of commercial mortgage-backed-securities. These securities are recorded at amortized cost and recorded at fair value on a non-recurring basis to the extent we record an other-than-temporary impairment on the securities. Fair value measurements as of December 31, 2009 are determined using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads.

Mortgage-Related Receivables

Mortgage-related receivables are recorded at outstanding principal, net of unamortized purchase discounts. For disclosure purposes, the fair value is determined by an external pricing service based on the underlying collateral of the receivables. The value of the loans collateralizing the mortgage-related receivables is based on internal valuation techniques that consider interest rates, home values and borrower attributes, as well as anticipated default rates and prepayment rates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Real Estate “A” Participation Interest

The “A” Participation Interest is recorded at outstanding principal, net of the unamortized purchase discount. For disclosure purposes, the fair value is estimated based on a discounted cash flow analysis, using rates currently being offered for securities with similar characteristics as the underlying collateral.

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

We determine the fair value estimates of loans held for investment primarily using external valuation specialists. These valuation specialists group loans based on credit rating and collateral type, and the fair value is estimated utilizing discounted cash flow techniques. The valuations take into account current market rates of return, contractual interest rates, maturities and assumptions regarding expected future cash flows. Within each respective loan grouping, current market rates of return are determined based on quoted prices for similar instruments that are actively traded, adjusted as necessary to reflect the illiquidity of the instrument. This approach requires the use of significant judgment surrounding current market rates of return, liquidity adjustments and the timing and amounts of future cash flows.

Direct Real Estate Investments, net and Direct Real Estate Investments Held for Sale

Direct real estate investments, net are generally recorded at cost, net of accumulated depreciation. However, fair value adjustments are recorded on a nonrecurring basis if the carrying amount of an investment is not recoverable and exceeds its fair value. Direct real estate investments held for sale are recorded at the lower of cost or fair value with fair value adjustments occurring on a nonrecurring basis. We determine the fair value of these investments using actual market transactions where available. If market transactions are not available, we use the income approach through internally developed valuation models to estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Fair values determined through actual market transactions are classified within Level 2 of the valuation hierarchy while fair values determined through internally developed valuation models are classified within Level 3.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warrants

Warrants are carried at fair value on a recurring basis and generally relate to private companies. Warrants for private companies are valued based on the estimated value of the underlying enterprise. This fair value is derived principally using a multiple determined either from comparable public company data or from the transaction where we acquired the warrant and a financial performance indicator based on EBITDA or another revenue measure. Given the nature of the inputs used to value private company warrants, they are classified in Level 3 of the fair value hierarchy.

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

FHLB SF Stock

Our investment in FHLB stock is recorded at historical cost. FHLB stock does not have a readily determinable fair value, but may be sold back to the FHLB at its par value with stated notice; however, the FHLB SF has currently ceased repurchases of excess stock. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2009.

Real Estate Owned

REO is initially recorded at its estimated fair value at the time of foreclosure and carried at the lower of its carrying amount or fair value subsequent to the date of foreclosure, with fair value adjustments recorded on a nonrecurring basis. When available, the fair value of REO is determined using actual market transactions. When market transactions are not available, the fair value of REO is typically determined based upon recent appraisals by third parties. We may or may not adjust these third party appraisal values based on our own internally developed judgments and estimates. To the extent that market transactions or third party appraisals are not available, we use the income approach through internally developed valuation models to estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Fair values determined through actual market transactions are classified within Level 2 of the fair value hierarchy while fair values determined through third party appraisals and through internally developed valuation models are classified within Level 3 of the fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Receivables

When we foreclose on a borrower whose underlying collateral consists of consumer loans, we record the acquired loans at the estimated fair value at the time of foreclosure. Fair value is determined using internally developed models that segregate the portfolio into performing and non-performing segments. Key inputs into these models include default and recovery rates, market discount rates and the underlying value of collateral.

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

Term Debt

Term debt is comprised of term debt transactions in the form of asset securitizations and 2014 Senior Secured Notes. For disclosure purposes, the fair values of our term debt securitizations and 2014 Senior Secured Notes are determined based on actual prices from recent third party purchases of our debt when available and based on indicative price quotes received from various market participants when recent transactions have not occurred.

Other Borrowings

Our other borrowings are comprised of convertible debt, subordinated debt and mortgage debt. For disclosure purposes, the fair value of our convertible debt is determined from quoted market prices in active markets or, when the market is not active, from quoted market prices for debt with similar maturities. The fair value of our subordinated debt is determined based on recent third party purchases of our debt when available and based on indicative price quotes received from market participants when recent transactions have not occurred. The fair value of our mortgage debt is estimated using discounted cash flow techniques, which take into account current market interest rates and the fixed spread included in the debt.

Off-Balance Sheet Financial Instruments

Loan Commitments and Letters of Credit

Loan commitments and letters of credit generate ongoing fees at our current pricing levels, which are recognized over the term of the commitment period. For disclosure purposes, the fair value is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current creditworthiness of the counterparties and current market conditions. In addition, for loan commitments, the market rates of return utilized in the valuation of the loans held for investment as described above are applied to this analysis to reflect current market conditions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2009 were as follows:

	Fair Value
	Measurement as of	Quoted Prices in	Significant Other	Significant
	December 31,	Active Markets for	Observable	Unobservable
	2009	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale	$960,591	$52,984	$901,763	$5,844
Investments carried at fair value:
Warrants	1,392	—	—	1,392
Other assets held at fair value:
Derivative assets	14,329	—	14,329	—

Total assets	$976,312	$52,984	$916,092	$7,236

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$82,662	$—	$82,662	$—

Assets and liabilities carried at fair value on a recurring basis on balance sheet as of December 31, 2008 were as follows:

	Fair Value
	Measurement as of	Quoted Prices in	Significant Other	Significant
	December 31,	Active Markets for	Observable	Unobservable
	2008	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale	$679,551	$—	$642,927	$36,624
Mortgage-backed securities pledged, trading	1,489,291	—	1,489,291	—
Investments carried at fair value:
Warrants	4,661	—	—	4,661
Other assets held at fair value:
Derivative assets	206,979	—	206,979	—

Total assets	$2,380,482	$—	$2,339,197	$41,285

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$342,784	$—	$342,784	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in the fair values of assets and liabilities carried at fair value on a recurring basis for the year ended December 31, 2009, that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized		Total	Purchases,
		(Losses) Gains		Realized	Sales,			Unrealized
			Included in	and	Issuances,			Losses
	Balance as of		Other	Unrealized	and	Transfers	Balance as of	As of
	January 1,	Included in	Comprehensive	(Losses)	Settlements,	in (out)	December 31,	December 31,
	2009	Income	Income, net	Gains	Net	of Level 3	2009	2009
	($ in thousands)

Assets
Investments carried at fair value:
Investment securities, available-for-sale	$36,624	$(12,142)	$(2,420)	$(14,562)	$(16,218)	$—	$5,844	$(1,098)
Warrants	4,661	(21)	—	(21)	(3,248)	—	1,392	(185)

Total assets	$41,285	$(12,163)	$(2,420)	$(14,583)	$(19,466)	$—	$7,236	$(1,283)

A summary of the changes in the fair values of assets and liabilities carried at fair value on a recurring basis for the year ended December 31, 2008 that have been classified in Level 3 was as follows:

		Realized and Unrealized			Purchases,
		Losses, net		Total	Sales,
			Included in	Realized	Issuances,
	Balance as of		Other	and	and	Transfers	Balance as of
	January 1,	Included in	Comprehensive	Unrealized	Settlements,	in (out)	December 31,	Unrealized
	2008	Income	Income, net	Losses	Net	of Level 3	2008	Losses, net(1)
	($ in thousands)

Assets
Investments carried at fair value:
Investment securities, available-for-sale	$12,837	$(25,008)	$(10)	$(25,018)	$48,805	$—	$36,624	$(25,008)
Warrants	8,994	(2,681)	—	(2,681)	(1,652)	—	4,661	(2,281)

Total assets	$21,831	$(27,689)	$(10)	$(27,699)	$47,153	$—	$41,285	$(27,289)

(1)	Represents net unrealized losses included in income relating to assets held as of December 31, 2008.

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the year ended December 31, 2009, reported in interest income, loss on investments, net, and loss on residential mortgage investment portfolio were as follows:

			Loss on
	Interest	Loss on	Residential Mortgage
	Income	Investments, net	Investment Portfolio
	($ in thousands)

Total gains (losses) included in earnings for the year	$895	$(13,588)	$(4)
Unrealized gains (losses) relating to assets still held at reporting date	739	(2,018)	(4)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 included in income for the year ended December 31, 2008, reported in interest income, (loss) gain on investments, net, and loss on residential mortgage investment portfolio, were as follows:

			Loss on
	Interest	Loss on	Residential Mortgage
	Income	Investments, net	Investment Portfolio
	($ in thousands)

Total losses included in earnings for the year	$(83)	$(23,536)	$(4,070)
Unrealized losses relating to assets still held at reporting date	(83)	(23,136)	(4,070)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the years ended December 31, 2009 and 2008, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the years ended December 31, 2009 and 2008.

	Fair Value	Quoted Prices in			Total Net Losses for
	Measurement as of	Active Markets	Significant Other	Significant	the Year Ended
	December 31,	for Identical	Observable Inputs	Unobservable	December 31,
	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)	2009
	($ in thousands)

Assets
Loans held for sale	$670	$—	$670	$—	$(3,438)
Loans held for investment(1)	388,982	—	—	388,982	(276,650)
Investments carried at cost	12,914	—	—	12,914	(12,542)
Investments accounted for under the equity method	610	—	—	610	(2,802)
REO(2)	80,674	—	—	80,674	(17,156)
Loan receivables	127,173	—	—	127,173	(3,594)

Total assets	$611,023	$—	$670	$610,353	$(316,182)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the year.

(2)	Represents REO measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the year.

	Fair Value
	Measurements For	Quoted Prices in			Total Net Losses for
	the Year Ended	Active Markets	Significant Other	Significant	the Year Ended
	December 31,	for Identical	Observable Inputs	Unobservable	December 31,
	2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)	2008

Assets
Loans held for sale	$8,543	$—	$8,543	$—	$(5,498)
Loans held for investment(1)	289,363	—	—	289,363	(353,202)
Investments carried at cost	3,993	—	—	3,993	(52,278)
Investments accounted for under the equity method	6,207	—	—	6,207	(7,564)

Total assets	$308,106	$—	$8,543	$299,563	$(418,542)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs. Transaction costs were not significant during the year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

GAAP requires the disclosure of the estimated fair value of financial instruments. The Master Glossary of the Codification defines a financial instrument as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of our financial instruments are described above.

The table below provides fair value estimates for our financial assets and liabilities as of December 31, 2009 and 2008, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and financial instruments that are recorded at fair value on a recurring basis.

	December 31,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)

Assets:
Mortgage-related receivables, net	$—	$—	$1,801,535	$1,005,639
Commercial real estate “A” Participation Interest, net	530,560	530,390	1,396,611	1,266,921
Loans held for investment, net	7,588,135	7,287,196	8,849,088	7,944,681
Investments carried at cost	53,205	87,940	61,279	81,237
Investment securities, held-to-maturity	242,078	262,181	14,389	14,389
Liabilities:
Deposits	4,483,879	4,486,285	5,043,695	5,066,874
Credit facilities	542,781	497,036	1,445,062	1,343,512
Owner Trust term debt	—	—	1,724,914	997,611
Other term debt	2,956,536	2,162,533	3,613,542	2,135,646
Convertible debt	561,347	525,860	729,474	455,368
Subordinated debt	439,701	255,027	438,799	219,400
Mortgage debt	447,683	426,865	330,311	275,995
Loan commitments and letters of credit	—	45,455	—	45,488

Note 25.	Segment Data

We currently operate as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; our Other Commercial Finance segment comprises our loan portfolio and residential mortgage and other business activities in the Parent Company; and our Healthcare Net Lease segment comprises our direct real estate investment business activities.

For the year ended December 31, 2008, we presented financial results through three reportable segments: 1) Commercial Banking, 2) Healthcare Net Lease, and 3) Residential Mortgage Investment. Beginning in the first quarter of 2009, changes were made in the way management organizes financial information to make operating decisions, resulting in the activities previously reported in the Commercial Banking segment being disaggregated into the CapitalSource Bank and Other Commercial Finance segments and the results of our Residential Mortgage Investment segment being combined into the Other Commercial Finance segment. We have reclassified all comparative prior period segment information to reflect our current segments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 17, 2009, we announced the intent to sell certain direct real estate investments, currently included in our Healthcare Net Lease segment. As of December 31, 2009, we have closed on the sale of the first group of properties and anticipate closing on another group in the second quarter of 2010. As a result, we have recast prior periods’ segment financial data to reflect the retrospective accounting application of the discontinued operation within our Healthcare Net Lease segment. For additional information, see 3, Discontinued Operations.

The financial results of our operating segments as of and for the years ended December 31, 2009, 2008 and 2007, were as follows:

	Year Ended December 31, 2009
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank(1)	Finance	Net Lease	Eliminations	Total
			($ in thousands)

Total interest and fee income	$314,115	$589,965	$450	$(19,060)	$885,470
Operating lease income	—	—	33,985	—	33,985
Interest expense(2)	111,993	318,662	20,109	(13,051)	437,713
Provision for loan losses	213,381	632,605	—	—	845,986
Operating expenses(3)	100,474	213,042	19,014	(44,662)	287,868
Other income (expense), net	34,806	(91,080)	(2,136)	(47,475)	(105,885)

Net (loss) income from continuing operations before income taxes	(76,927)	(665,424)	(6,824)	(8,822)	(757,997)
Income tax (benefit) expense	(6,228)	143,800	(1,258)	—	136,314

Net loss from continuing operations	(70,699)	(809,224)	(5,566)	(8,822)	(894,311)
Net income from discontinued operations, net of taxes	—	—	33,335	—	33,335
Loss from sale of discontinued operations, net of taxes	—	—	(8,071)	—	(8,071)

Net (loss) income	(70,699)	(809,224)	19,698	(8,822)	(869,047)
Net loss attributable to noncontrolling interests	—	(28)	—	—	(28)

Net (loss) income attributable to CapitalSource Inc.	$(70,699)	$(809,196)	$19,698	$(8,822)	$(869,019)

Total assets as of December 31, 2009	$5,677,354	$6,069,857	$678,030	$(178,299)	$12,246,942
Assets of discontinued operations, held for sale, as of December 31, 2009	—	—	260,541	—	260,541

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank(1)	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$148,104	$1,090,704	$1,402	$(7,582)	$1,232,628
Operating lease income	—	—	31,896	—	31,896
Interest expense(2)	76,246	591,645	37,546	(12,080)	693,357
Provision for loan losses	55,600	537,446	—	—	593,046
Operating expenses(3)	43,287	223,697	21,310	(23,258)	265,036
Other income (expense), net	12,451	(138,174)	41	(38,077)	(163,759)

Net loss from continuing operations before income taxes	(14,578)	(400,258)	(25,517)	(10,321)	(450,674)
Income tax benefit	(6,089)	(183,146)	(1,348)	—	(190,583)

Net loss from continuing operations	(8,489)	(217,112)	(24,169)	(10,321)	(260,091)
Net income from discontinued operations, net of taxes	—	—	41,310	—	41,310
Gain from sale of discontinued operations, net of taxes	—	—	104	—	104

Net (loss) income	(8,489)	(217,112)	17,245	(10,321)	(218,677)
Net (loss) income attributable to noncontrolling interests	—	(706)	2,132	—	1,426

Net (loss) income attributable to CapitalSource Inc.	$(8,489)	$(216,406)	$15,113	$(10,321)	$(220,103)

Total assets as of December 31, 2008	$6,112,572	$11,550,880	$1,059,031	$(302,851)	$18,419,632
Assets of discontinued operations, held for sale, as of December 31, 2008	—	—	686,466	—	686,466

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank(1)	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$—	$1,429,811	$1,362	$(1,366)	$1,429,807
Operating lease income	—	—	33,444	—	33,444
Interest expense(2)	—	824,558	35,988	(1,366)	859,180
Provision for loan losses	—	78,641	—	—	78,641
Operating expenses(3)	—	226,550	18,452	—	245,002
Other income (expense), net	—	(63,790)	(31)	—	(63,821)

Net (loss) income from continuing operations before income taxes	—	236,272	(19,665)	—	216,607
Income tax expense	—	87,563	—	—	87,563

Net (loss) income from continuing operations	—	148,709	(19,665)	—	129,044
Net income from discontinued operations, net of taxes	—	—	35,027	—	35,027
Gain (loss) from sale of discontinued operations, net of taxes	—	—	156	—	156

Net income	—	148,709	15,518	—	164,227
Net income attributable to noncontrolling interests	—	(1,037)	5,975	—	4,938

Net income attributable to CapitalSource Inc.	$—	$149,746	$9,543	$—	$159,289

Total assets as of December 31, 2007	$—	$17,188,820	$1,098,287	$(247,743)	$18,039,364
Assets of discontinued operations, held for sale, as of December 31, 2007	—	—	706,547	—	706,547

(1)	CapitalSource Bank segment commenced operations on July 25, 2008.

(2)	Interest expense in our Healthcare Net Lease segment includes interest on a secured credit facility, term debt and mortgage debt.

(3)	Operating expenses of our Healthcare Net Lease segment include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26.	Parent Company Information

As of December 31, 2009 and 2008, the Parent Company condensed financial information was as follows:

Condensed Balance Sheets

	December 31,
	2009	2008
	($ in thousands)

Assets
Cash and cash equivalents	$99,103	$11
Investment in subsidiaries:
Bank subsidiary	868,324	915,690
Non-Bank subsidiaries	1,847,775	3,482,082

Total investment in subsidiaries	2,716,099	4,397,772
Other assets	438,214	114,169
Assets of discontinued operations, held for sale	—	—

Total assets	$3,253,416	$4,511,952

Liabilities and Shareholders’ Equity Liabilities:
Credit facilities	$193,637	$890,000
Other borrowings	844,285	729,474
Other liabilities	32,328	62,181
Liabilities of discontinued operations	—	—

Total liabilities	1,070,250	1,681,655
Shareholders’ equity:
Common stock	3,230	2,828
Additional paid-in capital	3,909,366	3,686,965
Accumulated deficit	(1,748,791)	(868,394)
Accumulated other comprehensive income, net	19,361	8,898

Total shareholders’ equity	2,183,166	2,830,297

Total liabilities and shareholders’ equity	$3,253,416	$4,511,952

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Net investment income:
Interest income	$19,326	$4,335	$12,205
Interest expense	121,537	95,253	72,050

Net investment (loss) income	(102,211)	(90,918)	(59,845)
Operating expenses:
Compensation and benefits	1,321	1,061	1,194
Professional fees	7,762	3,577	2,905
Other administrative expenses	4,163	38,175	48,074

Total operating expenses	13,246	42,813	52,173
Other (expense) income:
Other expense income	(57,095)	(28,242)	—
Earnings in Bank subsidiary	(70,699)	(8,491)	—
Earnings in non-Bank subsidiaries	(636,209)	(39,448)	271,307

Total other (expense) income	(764,003)	(76,181)	271,307

Net (loss) income from continuing operations before income taxes	(879,460)	(209,912)	159,289
Income tax (benefit) expense	(10,441)	9,977	—

Net (loss) income from continuing operations	(869,019)	(219,889)	159,289
Net income from discontinued operations, net of taxes	—	—	—
Gain from sale of discontinued operations, net of taxes	—	—	—

Net (loss) income	(869,019)	(219,889)	159,289
Net income attributable to noncontrolling interests	—	—	—

Net (loss) income attributable to CapitalSource Inc.	$(869,019)	$(219,889)	$159,289

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Cash provided by (used in) operating activities:	$600,766	$(682,193)	$(618,913)
Cash provided by investing activities:	—	—	—
Financing activities:
Proceeds from issuance of common stock, net of offering costs	77,105	601,755	714,490
Payment of dividend	(12,455)	(287,566)	(467,173)
(Repayments of) borrowings on credit facilities, net	(696,363)	409,763	124,551
Borrowings of term debt, net	281,898	—	—
(Repayments of) borrowings of convertible debt	(118,503)	—	245,000
Others	(33,356)	(41,748)	1,888

Cash provided by financing activities:	(501,674)	682,204	618,756

Increase (decrease) in cash and cash equivalents	99,092	11	(157)
Cash and cash equivalents as of beginning of year	11	—	157

Cash and cash equivalents as of end of year	$99,103	$11	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 27.	Unaudited Quarterly Information

Unaudited quarterly information for each of the three months in the years ended December 31, 2009 and 2008, was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
	($ in thousands except per share data)

Interest income	$196,079	$206,475	$214,539	$245,493
Fee income	6,041	5,176	5,808	5,859

Total interest and fee income	202,120	211,651	220,347	251,352
Operating lease income	8,526	8,425	8,508	8,526

Total investment income	210,646	220,076	228,855	259,878
Interest expense	94,524	104,002	109,516	129,671

Net investment income	116,122	116,074	119,339	130,207
Provision for loan losses	265,487	221,385	203,847	155,267

Net investment loss after provision for loan losses	(149,365)	(105,311)	(84,508)	(25,060)
Depreciation of direct real estate investments	2,540	2,540	2,540	2,540
Other operating expenses	75,901	64,413	68,243	69,151
Other (expense) income	(9,294)	(11,140)	(11,681)	(73,770)

Net loss from continuing operations before income taxes	(237,100)	(183,404)	(166,972)	(170,521)
Income tax expense (benefit)	5,125	97,089	89,441	(55,341)

Net loss from continuing operations	(242,225)	(280,493)	(256,413)	(115,180)
Net income from discontinued operations, net of taxes	8,518	6,257	8,907	9,653
(Loss) gain from sale of discontinued operations, net of taxes	(10,215)	—	937	1,207

Net (loss) income	(243,922)	(274,236)	(246,569)	(104,320)
Net income (loss) attributable to noncontrolling interests	—	10	(22)	(16)

Net loss income attributable to CapitalSource Inc.	$(243,922)	$(274,246)	$(246,547)	$(104,304)

Basic (loss) income per share:
From continuing operations	$(0.76)	$(0.89)	$(0.86)	$(0.40)
From discontinued operations	$(0.01)	$0.02	$0.03	$0.04
Attributable to CapitalSource Inc.	$(0.76)	$(0.87)	$(0.82)	$(0.36)
Diluted (loss) income per share:
From continuing operations	$(0.76)	$(0.89)	$(0.86)	$(0.40)
From discontinued operations	$(0.01)	$0.02	$0.03	$0.04
Attributable to CapitalSource Inc.	$(0.76)	$(0.87)	$(0.82)	$(0.36)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
	($ in thousands except per share data)

Interest income	$291,394	$295,093	$280,764	$332,278
Fee income	7,114	6,600	12,140	7,245

Total interest and fee income	298,508	301,693	292,904	339,523
Operating lease income	8,474	8,850	5,669	8,903

Total investment income	306,982	310,543	298,573	348,426
Interest expense	174,220	173,463	156,692	188,982

Net investment income	132,762	137,080	141,881	159,444
Provision for loan losses	445,452	110,261	31,674	5,659

Net investment (loss) income after provision for loan losses	(312,690)	26,819	110,207	153,785
Depreciation of direct real estate investments	2,540	2,540	2,540	2,490
Other operating expenses	82,316	52,528	61,575	58,507
Other (expense) income	(144,380)	30,336	44,276	(93,991)

Net (loss) income from continuing operations before income taxes	(541,926)	2,087	90,368	(1,203)
Income tax (benefit) expense	(229,965)	(307)	36,954	2,735

Net (loss) income from continuing operations	(311,961)	2,394	53,414	(3,938)
Net income from discontinued operations, net of taxes	10,831	11,207	8,793	10,479
Gain from sale of discontinued operations, net of taxes	—	—	104	—

Net (loss) income	(301,130)	13,601	62,311	6,541
Net (loss) income attributable to noncontrolling interests	(54)	(100)	283	1,297

Net (loss) income attributable to CapitalSource Inc.	$(301,076)	$13,701	$62,028	$5,244

Basic (loss) income per share:
From continuing operations	$(1.13)	$0.01	$0.23	$(0.02)
From discontinued operations	$0.04	$0.04	$0.04	$0.05
Attributable to CapitalSource Inc.	$(1.08)	$0.05	$0.26	$0.02
Diluted (loss) income per share:
From continuing operations	$(1.13)	$0.01	$0.23	$(0.02)
From discontinued operations	$0.04	$0.04	$0.04	$0.05
Attributable to CapitalSource Inc.	$(1.08)	$0.05	$0.26	$0.02

Note 28.	Subsequent Events

In February 2010, to avoid potential events of default, we amended the covenant for the minimum tangible net worth in our syndicated bank credit facility and our CS Funding III, CS Funding VII and CS Europe credit facilities to require that our tangible net worth be no less than $1.7 billion, plus 70% of net proceeds from the issuance of capital stock and/or conversion of debt after the amendment date. In addition, we modified the extending lender maturity date on the syndicated bank credit facility from March 31, 2012 to December 31, 2011 and agreed to reduce the aggregate commitment amount on the facility to $200.0 million by April 30, 2010, to $185.0 million by January 31, 2011 and thereafter by an additional $15.0 million per month, unless otherwise reduced by the receipt of collateral proceeds. The non-extending lender maturity date remains unchanged at March 13, 2010. As of the amendment date the extending lenders aggregate commitments were $207.1 million and the non-extending lenders aggregate commitments were $52.9 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2010, to avoid a potential event of default, we amended our 2007-A term debt securitization to require that our tangible net worth be no less than $1.7 billion, plus 70% of net proceeds from the issuance of capital stock and/or conversion of debt after the amendment. In addition, the amendment required us to reduce the aggregate advances outstanding to $123.5 million and modified the maximum advance rate to 27.2% commencing May 2010, to 23.6% commencing August 2010, 19.8% commencing November 2010 and 18.4% commencing February 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Reference is made to the Management Report on Internal Controls over Financial Reporting on page 106.

ITEM 9B.	OTHER INFORMATION

On February 24, 2010, we entered into Amendment No. 10 to the Credit Agreement, dated as of March 14, 2006, as amended as of June 30, 2006, December 20, 2006, June 29, 2007, December 19, 2007, June 26, 2008, December 23, 2008, February 25, 2009, July 10, 2009 and November 5, 2009, by and among CapitalSource Inc., as initial borrower, CapitalSource TRS LLC (“TRS”), CapitalSource Finance LLC (“CSF”), CSE Mortgage LLC (“CSEM”), CapitalSource SF TRS LLC (“SF TRS”), CapitalSource Finance II LLC (“CSF II”), CapitalSource CF LLC (“CS CF”), CSE CHR Holdco LLC (“CHR Holdco”), CSE CHR Holdings LLC (“CHR Holdings”) and CS Funding IX Depositor LLC (“Funding IX” and together with TRS, CSF, CSEM, SF TRS, CSF II, CHR Holdco and CHR Holdings, the “Guarantors”), the banks and other financial institutions parties thereto, Wachovia Bank, National Association, as administrative agent (“Wachovia”), swingline lender, and issuing lender, and Bank of America, N.A., as issuing lender (the “Amendment”). The Amendment modified our tangible net worth covenant effective December 31, 2009 to be no less than $1.7 billion, plus 70% of net proceeds from the issuance of capital stock and/or conversion of debt, shortened the extending lender maturity date from March 31, 2012 to December 31, 2011 and requires us to reduce the aggregate commitment amount on the facility to $200.0 million by April 30, 2010, to $185.0 million by January 31, 2011 and thereafter by an additional $15.0 million per month, unless otherwise reduced by the receipt of collateral proceeds.

On February 24, 2010, we entered into Amendment No. 2 to the Sale and Servicing Agreement, dated as of May 29, 2009, by and among CSE QRS Funding I LLC, as a seller, CapitalSource Funding III LLC, as a seller, CSE Mortgage LLC, as an originator, CapitalSource Finance LLC, as an originator and as the servicer, CS Europe Finance Limited, as a guarantor, CS UK Finance Limited, as a guarantor, each of the conduit purchasers from time to time party thereto, each of the institutional purchasers from time to time party thereto, each of the purchaser agents from time to time party thereto, and Wachovia Capital Markets, LLC, as the administrative agent for the purchaser agents, and as the purchaser agent for Wachovia Bank, National Association, as an institutional purchaser and Wells Fargo Bank, National Association, as the backup servicer and collateral custodian (the “CS III Amendment”). The CS III Amendment modified our tangible net worth covenant effective December 31, 2009 to be no less than $1.7 billion, plus 70% of net proceeds from the issuance of capital stock and/or conversion of debt after the amendment date.

On February 24, 2010, we entered into the Deed of Amendment Relating to the Service Agreement among CS Europe Finance Limited and CS UK Finance Limited, as borrowers and guarantors, CapitalSource Finance LLC, as servicer, Wachovia Bank, N.A., as administrative agent and security trustee and Wachovia Securities International Ltd., as lead arranger and sole bookrunner, which amends the Servicing Agreement dated May 29, 2009, between CS UK Finance Limited and CS Europe Finance Limited, as borrowers, CapitalSource Finance LLC, as servicer, CapitalSource Europe Limited, as subservicer and parent, CapitalSource UK Limited, as parent, Wachovia Bank, N.A., as administrative agent and security trustee and Wachovia Securities International Ltd., as lead arranger and sole bookrunner (collectively, the “Europe Amendment”). The Europe Amendment modified our tangible net worth covenant effective December 31, 2009 be no less than $1.7 billion, plus 70% of net proceeds from the issuance of capital stock and/or conversion of debt after the amendment date.

From time to time we have entered into other transactions and agreements with Wachovia, certain of the other parties to the Amendment, the CS III Amendment and the Europe Amendment and their respective affiliates.

On February 26, 2010, we entered into the Third Amendment to the Second Amended and Restated Sale and Servicing Agreement, dated as of June 16, 2009 as amended, by and among CS Funding VII Depositor LLC, as the seller, CapitalSource Finance LLC, as the originator, and as the servicer, each of the issuers from time to time party thereto, each of the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent for the issuers and liquidity banks thereunder, and Wells Fargo Bank, National Association, not in its individual capacity but as the backup servicer and collateral custodian (the “CS VII Amendment”). The CS VII Amendment modified our tangible net worth covenant effective December 31, 2009 to be no less than $1.7 billion, plus 70% of net proceeds from the issuance of capital stock and/or conversion of debt after the amendment.

On February 26, 2010, we entered into the Third Amendment to the Fourth Amended and Restated Sale and Servicing Agreement dated as of June 16, 2009 as amended by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (the “2007-A Amendment”). The 2007-A Amendment modified our tangible net worth covenant effective December 31, 2009 to be no less than $1.7 billion, plus 70% of net proceeds from the issuance of capital stock and/or conversion of debt after the amendment, required us to reduce the aggregate advances outstanding to $123.5 million and modified the maximum advance rate to 27.2% commencing May 2010, to 23.6% commencing August 2010, 19.8% commencing November 200 and 18.4% commencing February 2011.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A listing of our executive officers and their biographies are included under Item 1, Business, in the section entitled “Executive Officers” on page 26 of this Form 10-K.

The members of our Board of Directors, their principal occupations and the Board committees on which they serve are as follows:

William G. Byrnes(1)
Private Investor

John K. Delaney(4)
Executive Chairman

Frederick W. Eubank, II(2)(4)
Managing Partner, Wachovia Capital Partners 2000, LLC

Andrew B. Fremder(3)(4)
President, East Bay College Fund

Sara Grootwassink Lewis(1)(3)
Private Investor

C. William Hosler(2)
Private Investor and Consultant to Rockwood Capital, LLC

Timothy M. Hurd(2)
Managing Director, Madison Dearborn Partners, LLC

Steven A. Museles
Co-Chief Executive Officer

Lawrence C. Nussdorf(1)(5)
President and Chief Operating Officer, Clark Enterprises, Inc.

James J. Pieczynski
Co-Chief Executive Officer

Biographies for our non-management directors and additional information pertaining to directors and executive officers and our corporate governance as well as the remaining information called for by this item are incorporated herein by reference to Election of Directors, Corporate Governance, Board of Directors and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance and other sections in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held April 29, 2010, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009 (the “2010 Proxy Statement”).

Our Co-Chief Executive Officers and Chief Financial Officer have delivered, and we have filed with this Form 10-K, all certifications required by rules of the SEC and relating to, among other things, the Company’s financial statements, internal controls and the public disclosures contained in this Form 10-K. In addition, on May 19, 2009, our then Chairman and Chief Executive Officer certified to the New York Stock Exchange (the “NYSE”) that he was not aware of any violations by the Company of the NYSE’s corporate governance listing standards and, as required by the rules of the NYSE. We expect our Co-Chief Executive Officers to provide a similar certification following the 2010 Annual Meeting of Stockholders.

(1)	Audit Committee
(2)	Compensation Committee
(3)	Nominating and Corporate Governance Committee
(4)	Asset, Liability and Credit Policy Committee
(5)	Mr. Nussdorf will not be standing for re-election upon the expiration of his term at the 2010 Annual Meeting of Stockholders to be held on April 29, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to Executive Compensation in the 2010 Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be held on April 29, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information pertaining to security ownership of management and certain beneficial owners of the registrant’s Common Stock is incorporated herein by reference to Voting Securities and Principal Holders Thereof and other sections of the 2010 Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be held on April 29, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information pertaining to certain relationships and related transactions and director independence is incorporated herein by reference to Corporate Governance and Compensation Committee Interlocks and Insider Participation and other sections of the 2010 Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be held on April 29, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information pertaining to principal accounting fees and services is incorporated herein by reference to Report of the Audit Committee of the 2010 Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be held on April 29, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

The audited consolidated financial statements of the registrant as listed in the “Index to Consolidated Financial Statements” included in Item 8, Financial Statements and Supplementary Data, on page 108 of this report, are filed as part of this report.

15(a)(2) Financial Statement Schedules

Consolidated financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in our audited consolidated financial statements or notes thereto.

15(a)(3) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date March 1, 2010	/s/ STEVEN A. MUSELES Steven A. Museles Director and Co-Chief Executive Officer (Principal Executive Officer)

Date March 1, 2010	/s/ JAMES J. PIECZYNSKI James J. Pieczynski Director and Co-Chief Executive Officer (Principal Executive Officer)

Date March 1, 2010	/s/ DONALD F. COLE Donald F. Cole Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2010	/s/ BRYAN D. SMITH Bryan D. Smith Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2010.

/s/ JOHN K. DELANEY	/s/ WILLIAM G. BYRNES

John K. Delaney, Chairman of the Board of Directors	William G. Byrnes, Director

/s/ FREDERICK W. EUBANK, II	/s/ C. WILLIAM HOSLER

Frederick W. Eubank, II, Director	C. William Hosler, Director

/s/ ANDREW B. FREMDER	/s/ TIMOTHY M. HURD

Andrew B. Fremder, Director	Timothy M. Hurd, Director

/s/ SARA GROOTWASSINK LEWIS	/s/ LAWRENCE C. NUSSDORF

Sara Grootwassink Lewis, Director	Lawrence C. Nussdorf, Director

INDEX TO EXHIBITS

Exhibit
No	Description

3.1	Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008)(incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2	Amended and Restated Bylaws (composite version; reflects all amendments through November 15, 2009) (incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on November 17, 2009).
4.1	Indenture dated as of July 7, 2004, by and among CapitalSource Inc., as issuer, U.S. Bank National Association, as trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as guarantors, including form of 3.5% Senior Convertible Debenture due 2034 (incorporated by reference to exhibit 4.1 to the Registration Statement on Form S-3 (Reg. No. 333-118738) filed by CapitalSource on September 1, 2004).
4.1.1	First Supplemental Indenture dated as of October 18, 2004, by and among the CapitalSource Inc., as issuer, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.1.1 to the Registration Statement on Form S-3 (Reg. No. 333-118738) filed by CapitalSource on October 19, 2004).
4.2	Indenture dated as of April 4, 2007, by and among CapitalSource Inc., as issuer, CapitalSource Finance LLC, as guarantor, and Wells Fargo Bank, N.A., as trustee. (incorporated by reference to exhibit 4.4 to the Form 10-K filed by CapitalSource on March 2, 2009).
4.3	Indenture dated as of July 30, 2007, by and between CapitalSource Inc., as issuer, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to exhibit 4.20 to the Form 10-Q filed by CapitalSource on November 9, 2007).
4.3.1	First Supplemental Indenture dated as of July 30, 2007, by and between CapitalSource Inc., as issuer, CapitalSource Finance LLC, as guarantor, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to exhibit 4.20.1 to the Form 10-Q filed by CapitalSource on November 9, 2007).
4.4	Indenture dated as of July 27, 2009 between CapitalSource Inc., the guarantors of the notes from time to time parties to this Indenture and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.1 to the Form 8-K filed by CapitalSource on July 30, 2009).
10.1	Capital Maintenance and Liquidity Agreement dated as of July 25, 2008, among CapitalSource Inc., CapitalSource TRS LLC (formerly CapitalSource TRS Inc.), CapitalSource Finance LLC, CapitalSource Bank and the FDIC (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on July 28, 2008).
10.2	Parent Company Agreement dated as of July 25, 2008, among CapitalSource Inc., CapitalSource TRS LLC (formerly CapitalSource TRS Inc.), CapitalSource Finance LLC, CapitalSource Bank and the FDIC (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on July 28, 2008).
10.3	Office Lease Agreement dated as of December 8, 2000, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC (incorporated by reference to exhibit 10.1 to the Registration Statement on Form S-1/A (Reg. No. 333-106076) filed by CapitalSource on June 12, 2003).
10.3.1	First Amendment to Office Lease Agreement dated May 10, 2002, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC (incorporated by reference to exhibit 10.3.1 to the Form 10-K filed by CapitalSource on March 2, 2009).
10.3.2	Second Amendment to Office Lease Agreement dated February 4, 2003, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC (incorporated by reference to exhibit 10.3.2 to the Form 10-K filed by CapitalSource on March 2, 2009).
10.3.3	Third Amendment to Office Lease Agreement dated as of August 1, 2003, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC (incorporated by reference to exhibit 10.1.1 to the Registration Statement on Form S-1 (Reg. No. 333-112002) filed by CapitalSource on February 2, 2004).
10.3.4	Fourth Amendment to Office Lease Agreement dated July 2, 2007, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC (incorporated by reference to exhibit 10.3.4 to the Form 10-K filed by CapitalSource on March 2, 2009).

Exhibit
No	Description

10.3.5	Fifth Amendment to Office Lease Agreement dated March 6, 2008, by and between Chase Tower Associates, L.L.C. and CapitalSource Finance LLC (incorporated by reference to exhibit 10.3.5 to the Form 10-K filed by CapitalSource on March 2, 2009).
10.3.5.1	Assignment and Assumption Agreement dated December 8, 2004 to the Office Lease Agreement dated December 7, 2001, by and between Medical Office Properties, Inc. f/k/a Healthcare Financial Partners REIT, Inc. and CapitalSource Finance LLC (incorporated by reference to exhibit 10.3.5.1 to the Form 10-K filed by CapitalSource on March 2, 2009).
10.3.5.2	Office Lease Agreement dated December 7, 2001, by and between Chase Tower Associates, L.L.C. and Healthcare Financial Partners REIT, Inc. (incorporated by reference to exhibit 10.3.5.2 to the Form 10-K filed by CapitalSource on March 2, 2009).
10.3.5.3	First Amendment to Office Lease Agreement dated June 30, 2003, by and between Chase Tower Associates, L.L.C. and Healthcare Financial Partners REIT, Inc. (incorporated by reference to exhibit 10.3.5.3 to the Form 10-K filed by CapitalSource on March 2, 2009).
10.4	Office Lease Agreement dated April 27, 2007 by and between Wisconsin Place Office LLC and CapitalSource Finance LLC (incorporated by reference to exhibit 10.4 to the Form 10-K filed by CapitalSource on March 2, 2009).
10.4.1	Amendment No. 1 to Lease dated August 25, 2008 by and between Wisconsin Place Office LLC and CapitalSource Finance LLC (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on August 10, 2009).
10.4.2	Amendment No. 2 to Lease dated February 17, 2009 by and between Wisconsin Place Office LC and CapitalSource Finance LLC (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 10, 2009).
10.5	Office Lease dated November 5, 2008, by and between Maguire Properties — 130 S. State College, LLC and CapitalSource Bank (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on May 11, 2009).
10.6	Amended and Restated Registration Rights Agreement dated August 30, 2002, among CapitalSource Holdings LLC and the holders party thereto (incorporated by reference to exhibit 10.11 to the Registration Statement on Form S-1 (Reg. No. 333-106076) filed by CapitalSource on June 12, 2003).
10.7	Fourth Amended and Restated Intercreditor and Lockbox Administration Agreement dated as of June 30, 2005, among Bank of America, N.A., as lockbox bank, CapitalSource Finance LLC, as originator, original servicer and lockbox servicer, CapitalSource Funding Inc., as owner, and the financing agents (incorporated by reference to exhibit 10.39 to the Form 10-Q filed by CapitalSource on August 5, 2005).
10.8	Fifth Amended and Restated Three Party Agreement Relating to Lockbox Services and Control dated as of June 30, 2005, among Bank of America, N.A., as the bank, CapitalSource Finance LLC, as originator, original servicer and lockbox servicer, CapitalSource Funding Inc., as the owner, and the financing agents (incorporated by reference to exhibit 10.40 to the Form 10-Q filed by CapitalSource on August 5, 2005).
10.9	Credit Agreement dated as of March 14, 2006, among CapitalSource Inc., as borrower, the guarantors and lenders as listed in the Credit Agreement, Wells Fargo Bank, N.A. f/k/a Wachovia Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as issuing lender, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC), as sole bookrunner and lead arranger, and Bank of Montreal, Barclays Bank PLC and SunTrust Bank, as co-documentation agents (composite version; reflects all amendments through February 24, 2010).†
10.11	Amended Security Agreement dated as of July 27, 2009 by and among CapitalSource Inc. and certain direct and indirect subsidiaries of CapitalSource Inc. that are or become guarantors collectively, the guarantors and the obligors, and Wachovia Bank, National Association, as collateral agent (composite version; reflects all amendments through November 5, 2009).†
10.12	Amended Pledge Agreement dated as of July 27, 2009 by and among CapitalSource Inc. and certain direct and indirect subsidiaries of CapitalSource Inc. that are or become guarantors collectively, the guarantors and pledgors, Wachovia Bank, National Association, as collateral agent, Wells Fargo Bank, National Association as collateral custodian and CapitalSource Finance LLC, as servicer (composite version; reflects all amendments through November 5, 2009).†

Exhibit
No	Description

10.13	Intercreditor Agreement dated as of July 27, 2009, among Wachovia Bank, National Association, , as collateral agent for the First Lien Secured Parties, Wachovia Bank, National Association, as authorized representative for the Credit Agreement Secured Parties and administrative agent, and U.S. Bank National Association, as authorized representative for the Notes Secured Parties and trustee (incorporated by reference to exhibit 4.2 to the Form 8-K filed by CapitalSource on July 30, 2009).
10.14	Sale and Servicing Agreement dated as of May 29, 2009, by and among CSE QRS Funding I LLC, as a seller, CapitalSource Funding III LLC, as a seller, CSE Mortgage LLC, as QRS originator, CapitalSource Finance LLC, as CS III originator and servicer, CS Europe Finance Limited, as a guarantor, and CS UK Finance Limited, as a guarantor, Wachovia Capital Markets, LLC, as administrative agent and WBNA agent, and Wells Fargo Bank, National Association, as backup servicer and collateral custodian (composite version; reflects all amendments through June 30, 2009) (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on August 10, 2009).
10.14.1	Amendment No. 2 to Sale and Servicing Agreement dated as of February 24, 2010, by and among CSE QRS Funding I LLC, as a seller, CapitalSource Funding III LLC, as a seller, CSE Mortgage LLC, as QRS originator, CapitalSource Finance LLC, as CS III originator and servicer, CS Europe Finance Limited, as a guarantor, and CS UK Finance Limited, as a guarantor, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC), as administrative agent and WBNA agent, and Wells Fargo Bank, National Association, as backup servicer and collateral custodian.†
10.15	Second Amended and Restated Sale and Servicing Agreement by and among CS Funding VII Depositor LLC, as the seller, CapitalSource Finance LLC, as the servicer and originator, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (composite version; reflects all amendments through August 28, 2009) (incorporated by reference to exhibit 10.2 to the Form 10-Q filed by CapitalSource on November 4, 2009).
10.15.1	Third Amendment to the Second Amended and Restated Sale and Servicing Agreement, dated as of February 26, 2010, by and among CS Funding VII Depositor LLC, as the seller, CapitalSource Finance LLC, as the servicer and originator, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian.†
10.16	Facility Agreement dated as of October 3, 2007, among CS Europe Finance Limited and CS UK Finance Limited, as borrowers and guarantors, CapitalSource Finance LLC, as servicer, Wachovia Bank, N.A., as administrative agent and security trustee and Wachovia Securities International Ltd., as lead arranger and sole bookrunner (composite version; reflects all amendments through May 29, 2009) (incorporated by reference to exhibit 10.2 to the Form 8-K dated June 4, 2009).
10.17	Servicing Agreement dated October 3, 2007, between CS UK Finance Limited and CS Europe Finance Limited, as borrowers, CapitalSource Finance LLC, as servicer, CapitalSource Europe Limited, as subservicer and parent, CapitalSource UK Limited, as parent, Wachovia Bank, N.A., as administrative agent and security trustee, and Wachovia Securities International Ltd., as lead arranger and sole bookrunner (composite version; reflects all amendments through May 29, 2009) (incorporated by reference to exhibit 10.3 to the Form 8-K dated June 4, 2009).
10.17.1	Deed of Amendment Relating to the Servicing Agreement dated February 24, 2010, between CS UK Finance Limited and CS Europe Finance Limited, as borrowers, CapitalSource Finance LLC, as servicer, CapitalSource Europe Limited, as subservicer and parent, CapitalSource UK Limited, as parent, Wachovia Bank, N.A., as administrative agent and security trustee, and Wachovia Securities International Ltd., as lead arranger and sole bookrunner.†
10.18	Amended and Restated Loan Agreement dated March 29, 2007, between Column Financial, Inc., as lender, and those subsidiaries of CapitalSource Inc. listed as borrowers from time to time, borrowers (incorporated by reference to exhibit 10.18 to the Form 10-K dated March 2, 2009).
10.18.1	Modification Agreement dated July 31, 2007 to that certain Amended and Restated Loan Agreement dated as of March 29, 2007, between Column Financial, Inc., as lender, and, those subsidiaries of CapitalSource Inc. listed as borrowers from time to time, borrowers (incorporated by reference to exhibit 10.18.1 to the Form 10-K dated March 2, 2009).

Exhibit
No	Description

10.19	Guaranty Agreement dated March 29, 2007 to the Amended and Restated Loan Agreement dated March 29, 2007, made by CapitalSource Inc. for the benefit of Column Financial, Inc (incorporated by reference to exhibit 10.19 to the Form 10-K dated March 2, 2009).
10.20	Mezzanine Loan Agreement dated as of July 31, 2007, between Column Financial, Inc., as lender, and CSE Casablanca Holdings II LLC, as borrower (incorporated by reference to exhibit 10.20 to the Form 10-K dated March 2, 2009).
10.20.1	Modification dated July 31, 2007 to that certain Mezzanine Loan Agreement dated as of July 31, 2007, between Column Financial, Inc., lender and CSE Casablanca Holdings II LLC, borrower (incorporated by reference to exhibit 10.20.1 to the Form 10-K dated March 2, 2009).
10.21	Guaranty Agreement dated July 31, 2007 to the Mezzanine Loan Agreement dated July 31, 2007 made by CapitalSource Inc. for the benefit of Column Financial, Inc. (incorporated by reference to exhibit 10.21 to the Form 10-K dated March 2, 2009).
10.21.1	Amendment dated July 31, 2007 to that certain Guaranty Agreement to the Mezzanine Loan Agreement dated July 31, 2007 made by CapitalSource Inc. for the benefit of Column Financial, Inc. (incorporated by reference to exhibit 10.21.1 to the Form 10-K dated March 2, 2009).
10.22	Fourth Amended and Restated Sale and Servicing Agreement by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (composite version; reflects all amendments through August 28, 2009) (incorporated by reference to exhibit 10.4 to the Form 10-Q dated November 4, 2009).
10.22.1	Third Amendment to the Fourth Amended and Restated Sale and Servicing Agreement, dated as of February 26, 2010, by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian.†
10.23	Indenture dated as of September 28, 2006, by and among CapitalSource Commercial Loan Trust 2006-2, as the issuer, and Wells Fargo Bank, National Association, as the indenture trustee (incorporated by reference to exhibit 4.16 to the Form 8-K filed by CapitalSource on October 4, 2006).
10.24	Sale and Servicing Agreement dated as of September 28, 2006, by and among CapitalSource Commercial Loan Trust 2006-2, as the issuer, CapitalSource Commercial Loan LLC, 2006-2, as the trust depositor, CapitalSource Finance LLC, as the originator and as the servicer, and Wells Fargo Bank, National Association, as the indenture trustee and as the backup servicer (incorporated by reference to exhibit 10.66 to the Form 8-K filed by CapitalSource on October 4, 2006).
10.25	Indenture dated as of December 20, 2006, by and among CapitalSource Real Estate Loan Trust 2006-A, as the issuer, CapitalSource Finance LLC, as advancing agent and Wells Fargo Bank, N.A., as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar (incorporated by reference to exhibit 4.17 to the Form 8-K filed by CapitalSource on December 27, 2006).
10.26	Servicing Agreement dated as of December 20, 2006, by and among CapitalSource Real Estate Loan Trust 2006-A, as the issuer, Wells Fargo Bank, N.A., as trustee and as the backup servicer and CapitalSource Finance LLC, as collateral manager, servicer and special servicer (incorporated by reference to exhibit 10.67 to the Form 8-K filed by CapitalSource on December 27, 2006).
10.27	Collateral Management Agreement dated as of December 20, 2006, by and among CapitalSource Real Estate Loan Trust 2006-A, as the issuer, and CapitalSource Finance LLC, as collateral manager (incorporated by reference exhibit 10.68 to the Form 8-K filed by CapitalSource on December 27, 2006).
10.28	Securities Purchase Agreement dated November 17, 2009 between CapitalSource Inc., CHR HUD Borrower, LLC, CSE Mortgage LLC, CSE SLB LLC, CSE SNF Holding LLC and Omega Healthcare Investors, Inc. (incorporated by reference to exhibit 2.1 to the Form 8-K filed by CapitalSource on November 23, 2009).

Exhibit
No		Description

10.29		Form of Option Agreement between CapitalSource Inc., CSE SLB LLC and Omega Healthcare Investors, Inc. (incorporated by reference to exhibit 2.2 to the Form 8-K filed by CapitalSource on November 23, 2009).
10.30		Form of Registration Rights Agreement between Omega Healthcare Investors, Inc. CapitalSource Inc., CHR HUD Borrower, LLC, CSE Mortgage LLC, CSE SLB LLC and CSE SNF Holding LLC (incorporated by reference to exhibit 2.3 to the Form 8-K filed by CapitalSource on November 23, 2009).
10.31	*	Third Amended and Restated Equity Incentive Plan (composite version; reflects all amendments through August 10, 2009) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on August 10, 2009).
10.32.1	*	Form of Non-Qualified Option Agreement (2005) (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on January 31, 2005).
10.32.2	*	Form of Non-Qualified Option Agreement (2007) (incorporated by reference to exhibit 10.81 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.32.3	*	Form of Non-Qualified Option Agreement (2008) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on August 11, 2008).
10.32.4	*	Form of Non-Qualified Option Agreement (2010).†
10.33.1	*	Form of Non-Qualified Option Agreement for Directors (2005) (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on January 31, 2005).
10.33.2	*	Form of Non-Qualified Option Agreement for Directors (2007) (incorporated by reference to exhibit 10.78 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.33.3	*	Form of Non-Qualified Option Agreement for Directors (2008) (incorporated by reference to exhibit 10.18.3 to the Form 10-K filed by CapitalSource on February 29, 2008).
10.33.4	*	Form of Non-Qualified Option Agreement for Directors (2010).†
10.34.1	*	Form of Restricted Stock Agreement (2005) (incorporated by reference to exhibit 10.3 to the Form 8-K filed by CapitalSource on January 31, 2005).
10.34.2	*	Form of Restricted Stock Agreement (2007) (incorporated by reference to exhibit 10.79 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.34.3	*	Form of Restricted Stock Agreement (2008) (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on August 11, 2008).
10.34.4	*	Form of Restricted Stock Agreement (2009) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on May 11, 2009).
10.34.5	*	Form of Restricted Stock Agreement (2010).†
10.35.1	*	Form of Restricted Stock Agreement for Directors (2007) (incorporated by reference to exhibit 10.76 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.35.2	*	Form of Restricted Stock Agreement for Directors (2008) (incorporated by reference to exhibit 10.20.2 to the Form 10-K filed by CapitalSource on February 29, 2008).
10.35.3	*	Form of Restricted Stock Agreement for Directors (2009) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on May 11, 2009).
10.35.4	*	Form of Restricted Stock Agreement for Directors (2010).†
10.36.1	*	Form of Restricted Unit Agreement (2007) (incorporated by reference to exhibit 10.70 to the Form 8-K filed by CapitalSource on March 13, 2007).
10.36.2	*	Form of Restricted Stock Unit Agreement (2007) (incorporated by reference to exhibit 10.80 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10.36.3	*	Form of Restricted Stock Unit Agreement (2008) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 11, 2008).
10.36.4	*	Form of Restricted Stock Unit Agreement (2010).†
10.37.1	*	Form of Restricted Stock Unit Agreement for Directors (2007) (incorporated by reference to exhibit 10.77 to the Form 10-Q filed by CapitalSource on August 8, 2007).

Exhibit
No		Description

10.37.2	*	Form of Restricted Stock Unit Agreement for Directors (2008) (incorporated by reference to exhibit 10.22.2 to the Form 10-K filed by CapitalSource on February 29, 2008).
10.37.3	*	Form of Restricted Stock Unit Agreement for Directors 2010.†
10.38	*	CapitalSource Inc. Amended and Restated Deferred Compensation Plan effective August 8, 2008 (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on November 10, 2008).
10.39	*	Summary of Non-employee Director Compensation (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on November 10, 2008).
10.40	*	CapitalSource Bank Compensation for Non-Employee Directors.†
10.41	*	Form of Indemnification Agreement between CapitalSource Inc. and each of its non-employee directors (incorporated by reference to exhibit 10.4 to the Form 10-Q filed by CapitalSource on November 7, 2003).
10.42	*	Form of Indemnification Agreement between CapitalSource Inc. and each of its employee directors (incorporated by reference to exhibit 10.5 to the Form 10-Q filed by CapitalSource on November 7, 2003).
10.43	*	Form of Indemnification Agreement between CapitalSource Inc. and each of its executive officers (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on November 7, 2003).
10.44	*	Amended and Restated Employment Agreement dated December 16, 2009 between CapitalSource Inc. and John K. Delaney (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on December 18, 2009).
10.45	*	Amended and Restated Employment Agreement dated December 16, 2009 between CapitalSource Inc. and Steven A. Museles (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on December 18, 2009).
10.46	*	Relocation Agreement dated August 22, 2008 between CapitalSource Inc. and Steven A. Museles (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on November 10, 2008).
10.47	*	Amended and Restated Employment Agreement dated December 16, 2009 between CapitalSource Inc. and James J. Pieczynski (incorporated by reference to exhibit 10.3 to the Form 8-K filed by CapitalSource on December 18, 2009).
10.48	*	Employment Agreement dated as of July 25, 2008 between CapitalSource Bank and Douglas Hayes Lowrey.†
10.49	*	Separation and Consulting Agreement, dated March 25, 2009 between CapitalSource Inc. and Thomas A. Fink (incorporated by reference to exhibit 99.1 to the Form 8-K filed by CapitalSource on March 26, 2009).
10.50	*	Separation and General Release Agreement dated November 16, 2009 between CapitalSource Inc. and Dean C. Graham (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on November 17, 2009).
10.51	*	Consulting Agreement dated November 16, 2009 between CapitalSource Inc. and Dean C. Graham (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on November 17, 2009).
12.1		Ratio of Earnings to Fixed Charges.†
21.1		List of Subsidiaries.†
23.1		Consent of Ernst & Young LLP.†
31.1.1		Rule 13a — 14(a) Certification of Co-Chief Executive Officer.†
31.1.2		Rule 13a — 14(a) Certification of Co-Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†

Exhibit
No	Description

32	Section 1350 Certifications.†
99.1	Federal Deposit Insurance Corporation in Re: CapitalSource Bank (In Organization) Pasadena, California, Applications for Federal Deposit Insurance and Consent to Purchase Certain Assets and Assume Certain Liabilities and Establish 22 Branches — Order Granting Deposit Insurance, Approving a Merger, and Consenting to the Establishment of Branches dated June 17, 2008 (incorporated by reference to exhibit 99.1 to the Form 8-K filed by CapitalSource on June 18, 2008).

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt that does not exceed 10% of the total consolidated assets of the registrant.