Form 10-Q
period 2010-03-31
CAPITALSOURCE INC
filed 2010-05-05
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 322,610,909.

CapitalSource Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$697,378	$1,172,785
Restricted cash	140,195	172,765
Investment securities:
Available-for-sale, at fair value	1,545,098	960,591
Held-to-maturity, at amortized cost	218,751	242,078

Total investment securities	1,763,849	1,202,669
Commercial real estate “A” Participation Interest, net	327,992	530,560
Loans:
Loans held for sale	15,005	670
Loans held for investment	7,986,929	8,321,160
Less deferred loan fees and discounts	(131,824)	(146,329)
Less allowance for loan losses	(686,193)	(586,696)

Loans held for investment, net (including $2.8 billion and $3.1 billion, respectively, of loans that can be used only to settle obligations of consolidated VIEs)	7,168,912	7,588,135

Total loans	7,183,917	7,588,805
Interest receivable	25,213	33,949
Direct real estate investments, net	333,467	336,007
Other investments	93,868	96,517
Goodwill	173,135	173,135
Other assets	642,102	679,209
Assets of discontinued operations, held for sale	261,045	260,541

Total assets	$11,642,161	$12,246,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,582,641	$4,483,879
Credit facilities	407,833	542,781
Term debt (including $2.4 billion and $2.7 billion, respectively, in obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.)	2,681,107	2,956,536
Other borrowings	1,472,403	1,466,834
Other liabilities	317,987	390,504
Liabilities of discontinued operations	216,567	223,149

Total liabilities	9,678,538	10,063,683
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 322,765,940 and 323,042,613 shares issued and outstanding, respectively)	3,228	3,230
Additional paid-in capital	3,913,634	3,909,364
Accumulated deficit	(1,963,492)	(1,748,822)
Accumulated other comprehensive income, net	10,127	19,361

Total CapitalSource Inc. shareholders’ equity	1,963,497	2,183,133
Noncontrolling interests	126	126

Total shareholders’ equity	1,963,623	2,183,259

Total liabilities and shareholders’ equity	$11,642,161	$12,246,942

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	($ in thousands, except per share data)

Net investment income:
Interest income:
Loans	$154,384	$223,198
Investment securities	14,591	20,553
Other	573	1,742

Total interest income	169,548	245,493
Fee income	6,442	5,859

Total interest and fee income	175,990	251,352
Operating lease income	8,503	8,526

Total investment income	184,493	259,878
Interest expense:
Deposits	16,358	38,387
Borrowings	51,159	91,284

Total interest expense	67,517	129,671

Net investment income	116,976	130,207
Provision for loan losses	218,940	155,267

Net investment loss after provision for loan losses	(101,964)	(25,060)
Operating expenses:
Compensation and benefits	34,183	35,037
Depreciation of direct real estate investments	2,540	2,540
Professional fees	10,370	17,238
Other administrative expenses	18,749	16,876

Total operating expenses	65,842	71,691
Other income (expense):
Gain (loss) on investments, net	6,079	(16,127)
Loss on derivatives	(4,337)	(686)
Gain on residential mortgage investment portfolio	—	15,311
Gain (loss) on extinguishment of debt	698	(57,128)
Other expense	(28,361)	(15,140)

Total other expense	(25,921)	(73,770)

Net loss from continuing operations before income taxes	(193,727)	(170,521)
Income tax expense (benefit)	21,006	(55,341)

Net loss from continuing operations	(214,733)	(115,180)
Net income from discontinued operations, net of taxes	3,043	9,653
Gain from sale of discontinued operations, net of taxes	—	1,207

Net loss	(211,690)	(104,320)
Net loss attributable to noncontrolling interests	—	(16)

Net loss attributable to CapitalSource Inc.	$(211,690)	$(104,304)

Net (loss) income per share attributable to CapitalSource Inc.:
Basic (loss) income per share:
From continuing operations	$(0.67)	$(0.40)
From discontinued operations	$0.01	$0.04
Attributable to CapitalSource Inc.	$(0.66)	$(0.36)
Diluted (loss) income per share:
From continuing operations	$(0.67)	$(0.40)
From discontinued operations	$0.01	$0.04
Attributable to CapitalSource Inc.	$(0.66)	$(0.36)
Average shares outstanding:
Basic	320,294,724	290,098,800
Diluted	320,294,724	290,098,800

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

	CapitalSource Inc. Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive		Total
	Common	Paid-In	Accumulated	Income	Noncontrolling	Shareholders’
	Stock	Capital	Deficit	(Loss), Net	Interests	Equity
	(Unaudited)
	($ in thousands)

Total shareholders’ equity as of December 31, 2009	$3,230	$3,909,364	$(1,748,822)	$19,361	$126	$2,183,259
Net loss	—	—	(211,690)	—	—	(211,690)
Other comprehensive loss:
Unrealized loss, net of tax	—	—	—	(9,234)	—	(9,234)

Total comprehensive loss						(220,924)
Dividends paid	—	(248)	(2,980)	—	—	(3,228)
Stock option expense	—	1,349	—	—	—	1,349
Restricted stock activity	(2)	3,169	—	—	—	3,167

Total shareholders’ equity as of March 31, 2010	$3,228	$3,913,634	$(1,963,492)	$10,127	$126	$1,963,623

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Three Months Ended
	March, 31
	2010	2009
	(Unaudited)
	($ in thousands)

Operating activities:
Net loss	$(211,690)	$(104,320)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock option expense	1,349	539
Restricted stock expense	4,050	5,933
(Gain) loss on extinguishment of debt	(698)	57,128
Amortization of deferred loan fees and discounts	(18,685)	(23,805)
Paid-in-kind interest on loans	(945)	(8,278)
Provision for loan losses	218,940	155,267
Amortization of deferred financing fees and discounts	12,633	18,784
Depreciation and amortization	1,725	8,387
Provision (benefit) for deferred income taxes	33,515	(73,652)
Non-cash loss on investments, net	212	18,828
Non-cash loss on foreclosed assets and other property and equipment disposals	35,741	14,774
Unrealized (gain) loss on derivatives and foreign currencies, net	(5,173)	3,704
Unrealized gain on residential mortgage investment portfolio, net	—	(60,570)
Net decrease in mortgage-backed securities pledged, trading	—	1,485,133
Amortization of discount on residential mortgage investments	—	11
Accretion of discount on commercial real estate “A” participation interest	(5,853)	(11,018)
Decrease in interest receivable	8,976	23,492
(Increase) decrease in loans held for sale, net	(67)	12,360
(Increase) decrease in other assets	(4,258)	329,424
Decrease in other liabilities	(76,656)	(254,560)

Cash (used in) provided by operating activities	(6,884)	1,597,561
Investing activities:
Decrease in restricted cash	36,109	237,434
Decrease in mortgage-related receivables, net	—	51,465
Decrease in commercial real estate “A” participation interest, net	208,421	329,661
Decrease (increase) in loans, net	137,745	(41,817)
Cash received for real estate	—	7,500
Acquisition of marketable securities, available for sale, net	(580,027)	(353,432)
Reduction (acquisition) of marketable securities, held to maturity, net	27,591	(77,931)
Reduction (acquisition) of other investments, net	2,942	(12,818)
Acquisition of property and equipment, net	(467)	(5,439)

Cash (used in) provided by investing activities	(167,686)	134,623
Financing activities:
Payment of deferred financing fees	(2,215)	(6,173)
Deposits accepted, net of repayments	99,067	(317,574)
Repayments under repurchase agreements, net	—	(1,595,750)
Repayments on credit facilities, net	(124,650)	(35,515)
Borrowings of term debt	14,395	26,000
Repayments of term debt	(290,507)	(303,010)
Borrowings (repayments) under other borrowings, net	5,137	(69,813)
Proceeds from issuance of common stock, net of offering costs	—	22
Payment of dividends	(3,228)	(3,031)

Cash used in financing activities	(302,001)	(2,304,844)

Decrease in cash and cash equivalents	(476,571)	(572,660)
Cash and cash equivalents as of beginning of period	1,177,020	1,338,563

Cash and cash equivalents as of end of period	$700,449	$765,903

Supplemental information:
Noncash transactions from investing and financing activities:
Assets acquired through foreclosure	$51,887	$31,845
Exchange of common stock for convertible debentures	—	61,618
Conversion of noncontrolling interests into common stock	—	9,038

See accompanying notes.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

CapitalSource Inc. (“CapitalSource,” and together with its subsidiaries other than CapitalSource Bank, the “Parent Company”), a Delaware corporation, is a commercial lender that, through its wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. Prior to the formation of CapitalSource Bank, CapitalSource conducted its commercial lending business through its other subsidiaries. Subsequent to CapitalSource Bank’s formation, substantially all new loans have been originated at CapitalSource Bank. The Parent Company’s commercial lending activities consist primarily of satisfying its existing commitments made prior to CapitalSource Bank’s formation and receiving payments on its existing loan portfolio. Consequently, we expect that our loans at the Parent Company will gradually run off, while CapitalSource Bank’s loan portfolio will continue to grow.

We operate as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company; and our Healthcare Net Lease segment comprises our direct real estate investment business activities.

Note 2.	Summary of Significant Accounting Policies

Interim Consolidated Financial Statements Basis of Presentation

Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 1, 2010 (“Form 10-K”).

The financial statements reflect our consolidated accounts, including all of our consolidated subsidiaries and the related consolidated results of operations with all intercompany balances and transactions eliminated in consolidation.

Reclassifications

Certain amounts in prior period consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of certain deferred fees and loan discounts from fee income to interest income or other income in our consolidated statements of operations.

Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December 31, 2009, included in our Form 10-K.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on the accounting for transfers and servicing of financial assets and extinguishments of liabilities and established additional disclosures about transfers of financial assets, including securitization transactions, and where entities have

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuing exposure to the risks related to transferred financial assets. It applies to all entities and eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 for all transfers occurring subsequent to the adoption date. We adopted this guidance on January 1, 2010, and it did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also requires enhanced disclosures about variable interest entities that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It does not change the existing scope for accounting and assessment of variable interest entities, however it adds entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated. This guidance is effective for the first annual reporting period that begins after November 15, 2009. We adopted this guidance on January 1, 2010. As further explained in Note 5, Commercial Lending Assets and Credit Quality, our adoption has resulted in an increase in our number of variable interest entities. This increase is primarily the result of borrowers that have undergone troubled debt restructuring transactions, requiring us to reconsider whether the borrowers qualify as variable interest entities. However, based on our analysis of each transaction, we have not met the characteristics of a primary beneficiary with respect to these entities, and thus, do not consolidate them. As a result, our adoption of this new guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB amended its guidance on fair value measurements and disclosure which was intended to improve transparency in financial reporting by requiring enhanced disclosures related to fair value measurements. These new disclosures would provide for disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy, of fair value measurements for each class of assets and liabilities presented, of separate information for purchases, sales, issuances, and settlements in the rollforward of activity of Level 3 fair value measurements, and of valuation techniques used in recurring and nonrecurring fair value measurements for both Level 2 and Level 3 measurements. This guidance is effective for interim and annual reporting periods ending after March 15, 2010, except for the guidance related to purchases, sales, issuances, and settlements in the rollforward of activity of Level 3 fair value measurements, which is effective for annual reporting periods ending after December 31, 2010. We adopted this guidance effective January 1, 2010, and it did not have a material impact on our consolidated financial statements.

Note 3.	Discontinued Operations

During the year ended December 31, 2009, we sold 82 long-term healthcare facilities with a total net book value of $400.3 million, realizing a pre-tax loss of $9.4 million. In November 2009, we sold 37 long-term healthcare facilities (the “November Sale Assets”) for approximately $100.0 million in cash. In December 2009, in the first step of a multi-step transaction, we sold 40 long-term healthcare facilities (the “Step 1 Assets”) to Omega Healthcare Investors, Inc. (“Omega”) for approximately $184.2 million in cash and approximately 1.4 million shares of Omega common stock valued at $25.6 million. In addition, by acquiring our facilities in the December 2009 closing, Omega became obligated to pay us $59.4 million of indebtedness associated with the Step 1 Assets that Omega fully repaid in February 2010. Step two of the transaction with Omega will include the sale of an additional 40 long-term healthcare facilities (the “Step 2 Assets”) for approximately $65.1 million in cash and the assumption of debt associated with the Step 2 Assets, which totaled $204.3 million as of March 31, 2010. We expect to complete this sale in 2010 subject to obtaining applicable approvals.

In December 2009, we received approximately 1.3 million shares of Omega common stock valued at $25.0 million in consideration for a non-refundable option that was exercisable by Omega to acquire an additional 63 of our long-term healthcare facilities (the “Step 3 Assets”) at any time through December 31, 2011. Upon closing

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the sale of these properties, Omega would pay us additional consideration of $33.7 million in cash and repay the outstanding debt on the properties, which totaled $261.5 million as of March 31, 2010. The carrying value of the properties as of March 31, 2010 was $333.5 million. In April 2010, we received written notice that Omega was electing to exercise the option to acquire the properties, with a proposed closing date in June 2010.

Upon the completion of the sale of the Step 2 Assets and Step 3 Assets, we will exit the skilled nursing home ownership business, but expect to continue to actively provide mortgage and other financing for owners and operators in the long-term healthcare industry.

We have presented the financial condition and results of operations of all assets within our Healthcare Net Lease segment, with the exception of the Step 3 Assets, as discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business. The Step 3 Assets have been included in our continuing operations as they did not meet the criteria to be held for sale as of March 31, 2010 and December 31, 2009.

The condensed balance sheets as of March 31, 2010 and December 31, 2009 for our discontinued operations were as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Assets:
Cash and cash equivalents and restricted cash	$9,008	$13,712
Direct real estate investments, net	218,149	218,149
Other assets	33,888	28,680

Total assets	$261,045	$260,541

Liabilities:
Mortgage debt	$184,334	$184,923
Notes payable	20,000	20,000
Other liabilities	12,233	18,226

Total liabilities	$216,567	$223,149

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed statements of operations for the three months ended March 31, 2010 and 2009 for our discontinued operations were as follows:

	Three Months Ended March 31,
	2010	2009
	($ in thousands)

Revenue:
Operating lease income	$6,763	$19,354
Expenses:
Interest	2,926	1,364
Depreciation	—	6,424
General and administrative	727	164
Other expense (income)	67	(167)

Total expenses	3,720	7,785
Gain from sale of discontinued operations	—	1,407
Income tax expense	—	2,116

Net income attributable to discontinued operations	$3,043	$10,860

For additional information about our direct real estate investments as of March 31, 2010, see Note 8, Direct Real Estate Investments.

Note 4.	Cash and Cash Equivalents and Restricted Cash

As of March 31, 2010 and December 31, 2009, our cash and cash equivalents and restricted cash balances were as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Cash and cash equivalents and restricted cash from continuing operations:
Cash and due from banks(1)	$378,207	$592,793
Interest-bearing deposits in other banks(2)	19,494	27,723
Other short-term investments(3)	419,877	555,057
Investment securities(4)	19,995	169,977

Total cash and cash equivalents and restricted cash from continuing operations	837,573	1,345,550
Cash and cash equivalents and restricted cash from discontinued operations:
Cash and due from banks	9,008	13,712

Total cash and cash equivalents and restricted cash	$846,581	$1,359,262

(1)	Includes principal and interest collections, including those related to loan assets held by securitization trusts or pledged to credit facilities and escrows for future expenses related to our direct real estate investments. A portion of these collections are invested in money market funds that invest primarily in U.S. Treasury securities. The restricted portion of the balance was $31.3 million and $24.5 million as of March 31, 2010 and December 31, 2009, respectively. Cash and due from bank accounts for CapitalSource Bank were $117.2 million and $235.6 million as of March 31, 2010 and December 31, 2009, respectively. Included in these balances for

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CapitalSource Bank were $39.5 million and $119.1 million in deposits at the Federal Reserve Bank (“FRB”) as of March 31, 2010 and December 31, 2009, respectively. The cash and due from bank accounts for CapitalSource Bank were not restricted.

(2)	Represents principal and interest collections on loan assets pledged to credit facilities. The restricted portion was $11.3 million and $11.4 million as of March 31, 2010 and December 31, 2009, respectively.

(3)	Represents principal and interest collections, including those related to loan assets held by securitization trusts or pledged to credit facilities and also includes short-term investments held by CapitalSource Bank. Principal and interest collections are invested in money market funds that invest primarily in U.S. Treasury securities. The restricted portion was $97.6 million and $136.9 million as of March 31, 2010 and December 31, 2009, respectively. The CapitalSource Bank cash is invested in (i) short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P), P1 (Moody’s) or F1 (Fitch), and (ii) in money market funds that invest primarily in U.S. Treasury and Agency securities and repurchase agreements secured by the same.

(4)	Includes discount notes with AAA ratings totaling $20.0 million and $170.0 million as of March 31, 2010 and December 31, 2009, respectively, issued by the Federal Home Loan Bank System (“FHLB”) of San Francisco (“FHLB SF”), Fannie Mae or Freddie Mac. These investments have a remaining weighted average maturity of 65 days and 61 days as of March 31, 2010 and December 31, 2009, respectively.

Note 5.	Commercial Lending Assets and Credit Quality

As of March 31, 2010 and December 31, 2009, our total commercial loan portfolio had an outstanding balance of $8.3 billion and $8.9 billion, respectively. Included in these amounts were loans held for investment, loans held for sale, and a commercial real estate participation interest (“the “A” Participation Interest”). As of March 31, 2010 and December 31, 2009, interest and fee receivables totaled $20.1 million and $29.6 million, respectively.

Commercial Real Estate “A” Participation Interest

As of March 31, 2010, the carrying value of the “A” Participation Interest was $328.0 million, representing our share of a $2.9 billion pool of commercial real estate loans and related assets, net of a remaining purchase discount of $3.7 million. The activity with respect to the “A” Participation Interest for the period from December 31, 2009 to March 31, 2010 was as follows ($ in thousands):

“A” Participation Interest as of December 31, 2009	$530,560
Principal payments	(208,421)
Discount accretion	5,853

“A” Participation Interest as of March 31, 2010	$327,992

The “A” Participation Interest is reported at the outstanding principal balance less the associated discount. Interest income on the “A” Participation Interest is accrued as earned and recorded as a component of interest income on loans in our consolidated statements of operations. The discount is accreted into interest income over the estimated life of the instrument using the interest method. For the three months ended March 31, 2010 and 2009, we recognized $7.8 million and $17.2 million, respectively, in interest income (including accretion) on the “A” Participation Interest.

As of March 31, 2010, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value in our consolidated balance sheets. During the three months ended March 31, 2010 and 2009, we recognized a net pre-tax gain and a net pre-tax loss on the sale of

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans of $0.1 million and $3.0 million, respectively. As of March 31, 2010 and December 31, 2009, loans held for sale with an outstanding balance of $15.0 million and $0.7 million, respectively, were classified as non-accrual loans.

During the three months ended March 31, 2010, loans held for investment with a carrying amount of $29.0 million were transferred to loans held for sale based on management’s intent with respect to the loans, resulting in $0.9 million in losses due to valuation adjustments.

Loans Held for Investment

Loans held for investment are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. We maintain an allowance for loan losses for loans held for investment, which is calculated based on management’s estimate of incurred loan losses inherent in our loan portfolio as of the balance sheet date. Activity in the allowance for loan losses related to our loans held for investment for the three months ended March 31, 2010 and 2009, respectively, was as follows:

	Three Months Ended March 31,
	2010	2009
	($ in thousands)

Balance as of beginning of period	$586,696	$423,844
Provision for loan losses	218,940	140,818
Charge offs, net of recoveries	(119,443)	(119,378)

Balance as of end of period	$686,193	$445,284

As of March 31, 2010 and December 31, 2009, the principal balances of contractually delinquent accruing loans and non-accrual loans were as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Accruing loans 30-89 days contractually delinquent	$153,339	$95,268
Accruing loans 90 or more days contractually delinquent	34,684	66,993
Non-accrual loans	1,124,554	1,067,415

Of our non-accrual loans, $97.7 million were 30-89 days delinquent and $396.8 million were over 90 days delinquent as of March 31, 2010, and $182.5 million were 30-89 days delinquent and $387.8 million were over 90 days delinquent as of December 31, 2009.

We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us. As of March 31, 2010 and December 31, 2009, we had $580.7 million and $597.4 million of impaired commercial loans, respectively, net of allocated reserves of $191.7 million and $116.5 million, respectively. As of March 31, 2010 and December 31, 2009, we had $600.7 million and $517.1 million, respectively, of commercial loans that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal amounts due.

The average balances of impaired commercial loans during the three months ended March 31, 2010 and 2009 were $1.1 billion and $620.8 million, respectively. The total amounts of interest income that were recognized on impaired commercial loans during the three months ended March 31, 2010 and 2009 were $5.1 million and $5.4 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during the three months ended March 31, 2010 was $0.1 million. There was no cash basis interest income recognized for

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the three months ended March 31, 2009. If the non-accrual commercial loans had performed in accordance with their original terms, interest income would have been increased by $39.5 million and $22.8 million for the three months ended March 31, 2010, and 2009, respectively.

During the three months ended March 31, 2010 and 2009, commercial loans with an aggregate carrying value of $200.8 million and $174.9 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. As of March 31, 2010 and December 31, 2009, the balance of loans that had been restructured in troubled debt restructurings were $476.1 million and $426.4 million, respectively. Additionally, loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring. A loan that has been involved in a troubled debt restructuring might no longer be assessed as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The allocated reserves for loans that were involved in troubled debt restructurings were $30.7 million and $25.1 million as of March 31, 2010 and December 31, 2009, respectively.

Foreclosed Assets

Real Estate Owned (“REO”)

When we foreclose on real estate assets that collateralize a loan, we record the assets at their estimated fair value less costs to sell at the time of foreclosure. Upon foreclosure, we evaluate the asset’s fair value as compared to the loan’s carrying amount and record a charge off when the carrying amount of the loan exceeds fair value less costs to sell. For REO determined to be held for sale, subsequent valuation adjustments are recorded as a valuation allowance, which is recorded as a component of other income (expense), net in our consolidated statements of operations. REO that does not meet the criteria of held for sale is classified as held for use and depreciated. Fair value adjustments on REO held for use are recorded only if the carrying amount of an asset is not recoverable and exceeds its fair value. We estimate fair value at the asset’s liquidation value, based on market conditions.

As of March 31, 2010 and December 31, 2009, we had $136.3 million and $101.4 million, respectively, of REO classified as held for sale, which was recorded in other assets in our consolidated balance sheets. Activity in REO held for sale for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
	($ in thousands)

Balance as of beginning of period	$101,401	$84,437
Transfers from loans	54,566	21,321
Fair value adjustments	(16,048)	(16,075)
Transfers from REO held for use	2,850	—
Real estate sold	(6,492)	(2,286)

Balance as of end of period	$136,277	$87,397

During the three months ended March 31, 2010 and 2009, we recognized losses of $0.3 million and $49,000, respectively, on the sales of REO held for sale as a component of other income (expense) in the consolidated statements of operations.

As of March 31, 2010 and December 31, 2009, we had $12.1 million and $19.7 million, respectively, of REO classified as held for use, which was recorded in other assets in our consolidated balance sheets. During the three months ended March 31, 2010, we recognized impairment losses of $4.6 million on REO held for use as a component of other income (expense) in our consolidated statements of operations. We did not recognize any impairment losses on REO held for use during the three months ended March 31, 2009.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of consumer loans, we record the acquired loans at the estimated fair value less costs to sell at the time of foreclosure. At the time of foreclosure, we record charge offs when the carrying amount of the original loan exceeds the fair value of the acquired loans. We did not record any charge offs for the three months ended March 31, 2009. As of March 31, 2010 and December 31, 2009, we had $108.8 million and $127.2 million, respectively, of loans acquired through foreclosure, net of valuation allowances of $5.2 million and $2.8 million, respectively, which were recorded in other assets in our consolidated balance sheets. We recorded a provision for loan receivables losses of $15.2 million related to loans acquired through foreclosure as a component of other income (expense) in our consolidated statements of operations for the three months ended March 31, 2010. We did not record a provision for loan receivables losses related to loans acquired through foreclosure for the three months ended March 31, 2009.

Note 6.	Investments

Investment Securities, Available-for-Sale

As of March 31, 2010 and December 31, 2009, our investment securities, available-for-sale were as follows:

	March 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	($ in thousands)

Agency discount notes	$324,656	$18	$(54)	$324,620	$49,988	$8	$—	$49,996
Agency callable notes	243,392	354	(529)	243,217	252,175	143	(1,788)	250,530
Agency debt	107,345	487	(324)	107,508	24,430	315	(273)	24,472
Agency MBS	595,272	9,909	(465)	604,716	412,853	5,999	(462)	418,390
Non-agency MBS	141,346	1,205	(481)	142,070	152,913	1,031	(669)	153,275
Equity securities	32,140	1,486	—	33,626	51,074	2,246	(336)	52,984
Corporate debt	12,406	730	(3,608)	9,528	12,349	877	(3,608)	9,618
Collateralized loan obligation	—	—	—	—	1,018	308	—	1,326
U.S. Treasury bills	79,824	—	(11)	79,813	—	—	—	—

Total	$1,536,381	$14,189	$(5,472)	$1,545,098	$956,800	$10,927	$(7,136)	$960,591

Included in investment securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”), equity securities, corporate debt, an investment in a subordinated note of a collateralized loan obligation, and U.S. Treasury bills. CapitalSource Bank pledged investment securities, available-for-sale with an estimated fair value of $987.2 million and $786.4 million to the FHLB and $15.8 million and $18.1 million to the FRB as sources of borrowing capacity as of March 31, 2010 and December 31, 2009, respectively. CapitalSource Bank also pledged investment securities, available-for-sale with an estimated fair value of $59.8 million to a correspondent bank as collateral for letters of credit and foreign exchange contracts. There were no available-for-sale securities pledged for that purpose at December 31, 2009.

During the three months ended March 31, 2010, we sold investment securities, available-for-sale for $20.0 million, recognizing net pre-tax gains of $0.7 million. We did not sell any of these investments during the three months ended March 31, 2009.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2010, we recorded other-than-temporary impairments in the fair value of our equity securities of $0.3 million as a component of gain (loss) on investments, net in our consolidated statements of operations. During the three months ended March 31, 2009, we recorded other-than-temporary impairments in the fair value of our corporate debt and collateralized loan obligation of $11.7 million and $0.9 million, respectively, as a component of gain (loss) on investments, net in our consolidated statements of operations.

During the three months ended March 31, 2010, we recognized $0.8 million, of net unrealized after-tax gains, related to our available-for-sale investment securities, as a component of accumulated other comprehensive income, net in our consolidated balance sheets.

As of March 31, 2010 and December 31, 2009, the gross unrealized losses and fair value of investment securities, available-for-sale, that were in an unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in thousands)

As of March 31, 2010
Agency discount notes	$(54)	$164,497	$—	$—	$(54)	$164,497
Agency callable notes	(529)	158,263	—	—	(529)	158,263
Agency debt	(174)	83,983	(150)	7,120	(324)	91,103
Agency MBS	(465)	57,464	—	—	(465)	57,464
Non-agency MBS	(481)	42,655	—	—	(481)	42,655
Corporate debt	(3,608)	—	—	—	(3,608)	—
Treasury bills	(11)	79,813	—	—	(11)	79,813

Total	$(5,322)	$586,675	$(150)	$7,120	$(5,472)	$593,795

As of December 31, 2009
Agency callable notes	$(1,788)	$209,397	$—	$—	$(1,788)	$209,397
Agency debt	—	—	(273)	15,167	(273)	15,167
Agency MBS	(462)	49,118	—	—	(462)	49,118
Non-agency MBS	(669)	48,868	—	—	(669)	48,868
Equity securities	—	—	(336)	178	(336)	178
Corporate debt	(3,608)	—	—	—	(3,608)	—

Total	$(6,527)	$307,383	$(609)	$15,345	$(7,136)	$322,728

We do not believe that any unrealized losses greater than 12 months in our available-for-sale portfolio as of March 31, 2010 and December 31, 2009 represent an other-than-temporary impairment. These losses are related to agency debt securities and equity securities, and are attributable to fluctuations in market price due to current market conditions.

Investment Securities, Held-to-Maturity

As of March 31, 2010 and December 31, 2009, the amortized cost of investment securities, held-to-maturity, was $218.8 million and $242.1 million, respectively and consisted of AAA-rated commercial mortgage-backed securities. In addition, CapitalSource Bank pledged investment securities, held-to-maturity, with an amortized cost of $57.2 million and $151.6 million, and $68.4 million and $173.7 million, respectively, and estimated fair value of

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$59.5 million and $171.4 million, and $70.3 million and $191.8 million, respectively, to the FHLB SF and FRB as sources of borrowing capacity as of March 31, 2010 and December 31, 2009.

Contractual Maturities

As of March 31, 2010, the contractual maturities of our investment securities, available-for-sale, and investment securities, held-to-maturity, were as follows:

	Investment Securities,		Investment Securities,
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

Due in one year or less	$428,405	$428,308	$56,309	$57,694
Due after one year through five years	282,608	283,008	162,442	183,436
Due after five years through ten years(1)	129,967	127,814	—	—
Due after ten years(2)(3)	695,401	705,968	—	—

Total	$1,536,381	$1,545,098	$218,751	$241,130

(1)	Included in this category are Agency and Non-agency MBS with fair values of $25.5 million and $48.9 million, respectively, and weighted-average expected maturities of approximately 2.74 years and 2.27 years, respectively, based on interest rates and expected prepayment speeds as of March 31, 2010.

(2)	Included in this category are Agency and Non-agency MBS with fair values of $579.2 million and $93.1 million, respectively, and weighted-average expected maturities of approximately 3.34 years and 2.11 years, respectively, based on interest rates and expected prepayment speeds as of March 31, 2010.

(3)	Includes securities with no stated maturity.

Other Investments

As of March 31, 2010 and December 31, 2009, our other investments were as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Investments carried at cost	$49,427	$53,205
Investments carried at fair value	1,244	1,392
Investments accounted for under the equity method	43,197	41,920

Total	$93,868	$96,517

During the three months ended March 31, 2010 and 2009, we sold other investments for $9.4 million and $2.0 million, respectively, recognizing a net pre-tax gain of $6.4 million and a net pre-tax loss of $1.1 million, respectively. During the three months ended March 31, 2010 and 2009, we recorded other-than-temporary impairments of $2.0 million and $1.3 million, respectively, relating to our investments carried at cost.

Residential Mortgage-Backed Securities

Prior to the second quarter of 2009, we invested in residential mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (“Agency RMBS”). All our Agency RMBS were collateralized by adjustable rate residential mortgage loans, including hybrid adjustable rate mortgage loans.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2009, we sold all of our Agency RMBS and unwound all of the related derivatives remaining in our residential mortgage investment portfolio, realizing a gain of $15.3 million as a component of gain on residential mortgage investment portfolio in our consolidated statements of operations.

Note 7.	Guarantor Information

The following represents the supplemental consolidating condensed financial information as of March 31, 2010 and December 31 2009 and for the three months ended March 31, 2010 and 2009 of (i) CapitalSource Inc., which as discussed in Note 11, Borrowings, is the issuer of our 2014 Senior Secured Notes, as defined in Note 11, Borrowings, as well as our Senior Debentures and Subordinated Debentures (together, the “Debentures”), (ii) CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of our 2014 Senior Secured Notes and the Debentures, and (iii) our subsidiaries that are not guarantors of the 2014 Senior Secured Notes or the Debentures. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed our 2014 Senior Secured Notes and the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
March 31, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$32,941	$418,035	$184,045	$62,357	$—	$697,378
Restricted cash	—	30,629	50,096	59,470	—	140,195
Investment securities:
Available-for-sale, at fair value	—	1,507,079	—	38,019	—	1,545,098
Held-to-maturity, at amortized cost	—	218,751	—	—	—	218,751

Total investment securities	—	1,725,830	—	38,019	—	1,763,849
Commercial real estate “A” participation interest, net	—	327,992	—	—	—	327,992
Loans:
Loans held for sale	—	—	15,005	—	—	15,005
Loans held for investment	—	5,256,489	298,513	2,431,933	(6)	7,986,929
Less deferred loan fees and discounts	—	(90,225)	12,962	(32,287)	(22,274)	(131,824)
Less allowance for loan losses	—	(343,921)	(77,472)	(264,800)	—	(686,193)

Loans held for investment, net	—	4,822,343	234,003	2,134,846	(22,280)	7,168,912

Total loans	—	4,822,343	249,008	2,134,846	(22,280)	7,183,917
Interest receivable	—	8,202	41,357	(24,346)	—	25,213
Direct real estate investments, net	—	—	—	333,467	—	333,467
Investment in subsidiaries	2,456,639	9,084	1,478,434	1,341,247	(5,285,404)	—
Intercompany note receivable	375,000	9	147,758	324,053	(846,820)	—
Other investments	—	63,740	14,451	15,677	—	93,868
Goodwill	—	173,135	—	—	—	173,135
Other assets	47,437	181,110	107,574	405,627	(99,646)	642,102
Assets of discontinued operations, held for sale	—	—	—	261,045	—	261,045

Total assets	$2,912,017	$7,760,109	$2,272,723	$4,951,462	$(6,254,150)	$11,642,161

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,582,641	$—	$—	$—	$4,582,641
Credit facilities	103,583	146,127	46,652	111,471	—	407,833
Term debt	283,596	1,351,814	—	1,045,697	—	2,681,107
Other borrowings	545,286	225,000	440,617	261,500	—	1,472,403
Other liabilities	16,021	63,780	98,836	255,441	(116,091)	317,987
Intercompany note payable	—	46,850	324,053	460,404	(831,307)	—
Liabilities of discontinued operations	—	—	—	216,567	—	216,567

Total liabilities	948,486	6,416,212	910,158	2,351,080	(947,398)	9,678,538
Shareholders’ equity:
Common stock	3,228	921,000	—	—	(921,000)	3,228
Additional paid-in capital	3,913,637	116,686	506,972	3,007,996	(3,631,657)	3,913,634
(Accumulated deficit) retained earnings	(1,963,461)	299,921	845,036	(412,010)	(732,978)	(1,963,492)
Accumulated other comprehensive income, net	10,127	6,290	10,557	4,274	(21,121)	10,127

Total CapitalSource Inc. shareholders’ equity	1,963,531	1,343,897	1,362,565	2,600,260	(5,306,756)	1,963,497
Noncontrolling interests	—	—	—	122	4	126

Total shareholders’ equity	1,963,531	1,343,897	1,362,565	2,600,382	(5,306,752)	1,963,623

Total liabilities and shareholders’ equity	$2,912,017	$7,760,109	$2,272,723	$4,951,462	$(6,254,150)	$11,642,161

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$99,103	$760,343	$265,977	$47,362	$—	$1,172,785
Restricted cash	—	72,754	58,250	41,761	—	172,765
Investment securities:
Available-for-sale, at fair value	—	902,427	663	57,501	—	960,591
Held-to-maturity, at amortized cost	—	242,078	—	—	—	242,078

Total investment securities	—	1,144,505	663	57,501	—	1,202,669
Commercial real estate “A” participation interest, net	—	530,560	—	—	—	530,560
Loans:
Loans held for sale	—	—	670	—	—	670
Loans held for investment	—	5,323,957	286,709	2,710,500	(6)	8,321,160
Less deferred loan fees and discounts	—	(77,853)	(10,428)	(38,154)	(19,894)	(146,329)
Less allowance for loan losses	—	(285,863)	(76,800)	(224,033)	—	(586,696)

Loans held for investment, net	—	4,960,241	199,481	2,448,313	(19,900)	7,588,135

Total loans	—	4,960,241	200,151	2,448,313	(19,900)	7,588,805
Interest receivable	—	14,143	15,850	3,956	—	33,949
Direct real estate investments, net	—	—	—	336,007	—	336,007
Investment in subsidiaries	2,716,099	10,702	1,522,375	1,347,149	(5,596,325)	—
Intercompany note receivable	375,000	9	133,674	319,249	(827,932)	—
Other investments	—	66,068	14,400	16,049	—	96,517
Goodwill	—	173,135	—	—	—	173,135
Other assets	63,214	221,990	108,071	417,239	(131,305)	679,209
Assets of discontinued operations, held for sale	—	—	—	260,541	—	260,541

Total assets	$3,253,416	$7,954,450	$2,319,411	$5,295,127	$(6,575,462)	$12,246,942

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,483,879	$—	$—	$—	$4,483,879
Credit facilities	193,637	166,107	56,707	126,330	—	542,781
Term debt	282,938	1,539,915	—	1,133,683	—	2,956,536
Other borrowings	561,347	200,000	442,727	262,760	—	1,466,834
Other liabilities	32,328	129,604	134,460	240,270	(146,158)	390,504
Intercompany note payable	—	46,850	319,249	447,730	(813,829)	—
Liabilities of discontinued operations	—	—	—	223,149	—	223,149

Total liabilities	1,070,250	6,566,355	953,143	2,433,922	(959,987)	10,063,683
Shareholders’ equity:
Common stock	3,230	921,000	—	—	(921,000)	3,230
Additional paid-in capital	3,909,366	(224,375)	705,847	3,082,775	(3,564,249)	3,909,364
(Accumulated deficit) retained earnings	(1,748,791)	676,881	641,102	(235,374)	(1,082,640)	(1,748,822)
Accumulated other comprehensive income (loss), net	19,361	14,589	19,319	13,680	(47,588)	19,361

Total CapitalSource Inc. shareholders’ equity	2,183,166	1,388,095	1,366,268	2,861,081	(5,615,477)	2,183,133
Noncontrolling interests	—	—	—	124	2	126

Total shareholders’ equity	2,183,166	1,388,095	1,366,268	2,861,205	(5,615,475)	2,183,259

Total liabilities and shareholders’ equity	$3,253,416	$7,954,450	$2,319,411	$5,295,127	$(6,575,462)	$12,246,942

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Three Months Ended March 31, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net investment income:
Interest income:
Loans	$9,850	$109,100	$10,578	$39,634	$(14,778)	$154,384
Investment securities	—	14,305	47	239	—	14,591
Other	—	570	1	2	—	573

Total interest income	9,850	123,975	10,626	39,875	(14,778)	169,548
Fee income	—	2,647	1,807	1,988	—	6,442

Total interest and fee income	9,850	126,622	12,433	41,863	(14,778)	175,990
Operating lease income	—	—	—	8,503	—	8,503

Total investment income	9,850	126,622	12,433	50,366	(14,778)	184,493
Interest expense:
Deposits	—	16,358	—	—	—	16,358
Borrowings	30,240	8,211	7,743	17,364	(12,399)	51,159

Total interest expense	30,240	24,569	7,743	17,364	(12,399)	67,517

Net investment (loss) income	(20,390)	102,053	4,690	33,002	(2,379)	116,976
Provision for loan losses	—	85,548	792	132,600	—	218,940

Net investment (loss) income after provision for loan losses	(20,390)	16,505	3,898	(99,598)	(2,379)	(101,964)
Operating expenses:
Compensation and benefits	222	13,270	20,691	—	—	34,183
Depreciation of direct real estate investments	—	—	—	2,540	—	2,540
Professional fees	681	602	7,385	1,702	—	10,370
Other administrative expenses	1,137	12,892	13,457	13,715	(22,452)	18,749

Total operating expenses	2,040	26,764	41,533	17,957	(22,452)	65,842
Other (expense) income:
Gain (loss) on investments, net	—	5,219	(104)	964	—	6,079
(Loss) gain on derivatives	—	(1,542)	5,231	(8,026)	—	(4,337)
Gain on debt extinguishment	698	—	—	—	—	698
Other income (expense), net	17	7,674	21,083	(34,864)	(22,271)	(28,361)
Earnings in subsidiaries	(189,975)	(514)	(8,137)	(21,760)	220,386	—

Total other (expense) income	(189,260)	10,837	18,073	(63,686)	198,115	(25,921)

Net (loss) income from continuing operations before income taxes	(211,690)	578	(19,562)	(181,241)	218,188	(193,727)
Income tax expense	—	2,169	—	18,837	—	21,006

Net loss from continuing operations	(211,690)	(1,591)	(19,562)	(200,078)	218,188	(214,733)
Net income from discontinued operations, net of taxes	—	—	—	3,043	—	3,043

Net loss attributable to CapitalSource Inc.	$(211,690)	$(1,591)	$(19,562)	$(197,035)	$218,188	$(211,690)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Three Months Ended March 31, 2009
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net investment income:
Interest income:
Loans	$649	$132,305	$13,023	$79,679	$(2,458)	$223,198
Investment securities	—	9,158	182	11,213	—	20,553
Other	—	1,598	22	122	—	1,742

Total interest income	649	143,061	13,227	91,014	(2,458)	245,493
Fee income	—	2,097	2,961	801	—	5,859

Total interest and fee income	649	145,158	16,188	91,815	(2,458)	251,352
Operating lease income	—	—	—	8,526	—	8,526

Total investment income	649	145,158	16,188	100,341	(2,458)	259,878
Interest expense:
Deposits	—	38,387	—	—	—	38,387
Borrowings	28,186	15,345	8,736	40,968	(1,951)	91,284

Total interest expense	28,186	53,732	8,736	40,968	(1,951)	129,671

Net investment (loss) income	(27,537)	91,426	7,452	59,373	(507)	130,207
Provision for loan losses	—	16,352	72,067	66,848	—	155,267

Net investment (loss) income after provision for loan losses	(27,537)	75,074	(64,615)	(7,475)	(507)	(25,060)
Operating expenses:
Compensation and benefits	237	13,257	21,543	—	—	35,037
Depreciation of direct real estate investments	—	—	—	2,540	—	2,540
Professional fees	1,474	904	12,848	2,012	—	17,238
Other administrative expenses	10,798	12,521	14,378	3,183	(24,004)	16,876

Total operating expenses	12,509	26,682	48,769	7,735	(24,004)	71,691
Other (expense) income:
Loss on investments, net	—	(2,126)	(1,476)	(12,525)	—	(16,127)
(Loss) gain on derivatives	—	(1,590)	2,996	(885)	(1,207)	(686)
Loss on residential mortgage investment portfolio	—	—	—	15,311	—	15,311
Loss on debt extinguishment	(57,128)	—	—	—	—	(57,128)
Other income (expense), net	—	11,463	6,141	(9,851)	(22,893)	(15,140)
Earnings in subsidiaries	(7,130)	—	55,675	(47,093)	(1,452)	—
Intercompany	—	—	3,558	(3,558)	—	—

Total other (expense) income	(64,258)	7,747	66,894	(58,601)	(25,552)	(73,770)

Net (loss) income from continuing operations before income taxes	(104,304)	56,139	(46,490)	(73,811)	(2,055)	(170,521)
Income tax (benefit) expense	—	464	—	(55,805)	—	(55,341)

Net (loss) income from continuing operations	(104,304)	55,675	(46,490)	(18,006)	(2,055)	(115,180)
Net income from discontinued operations, net of taxes	—	—	—	9,653	—	9,653
Gain from sale of discontinued operations, net of taxes	—	—	—	1,207	—	1,207

Net (loss) income	(104,304)	55,675	(46,490)	(7,146)	(2,055)	(104,320)
Net loss attributable to noncontrolling interests	—	—	—	(16)	—	(16)

Net (loss) income attributable to CapitalSource Inc.	$(104,304)	$55,675	$(46,490)	$(7,130)	$(2,055)	$(104,304)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Operating activities:
Net (loss) income	$(211,690)	$(1,591)	$(19,562)	$(197,035)	$218,188	$(211,690)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	—	323	1,026	—	—	1,349
Restricted stock expense	—	466	3,584	—	—	4,050
Gain on extinguishment of debt	(698)	—	—	—	—	(698)
Amortization of deferred loan fees and discounts	—	(9,840)	(5,837)	(3,008)	—	(18,685)
Paid-in-kind interest on loans	—	(1,683)	(1,052)	1,790	—	(945)
Provision for loan losses	—	85,548	792	132,600	—	218,940
Amortization of deferred financing fees and discounts	9,651	1,992	105	885	—	12,633
Depreciation and amortization	—	(1,865)	908	2,682	—	1,725
Provision (benefit) for deferred income taxes	—	11,596	(182)	22,101	—	33,515
Non-cash loss (gain) on investments, net	—	431	56	(275)	—	212
Non-cash loss on foreclosed assets and other property and equipment disposals	—	3,127	293	32,321	—	35,741
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(2,522)	(10,446)	7,795	—	(5,173)
Accretion of discount on commercial real estate “A” participation interest	—	(5,853)	—	—	—	(5,853)
Decrease (increase) in interest receivable	—	5,958	(25,490)	28,508	—	8,976
Increase in loans held for sale, net	—	(67)	—	—	—	(67)
Increase in intercompany note receivable	—	—	(14,084)	(4,804)	18,888	—
Decrease (increase) in other assets	10,248	25,272	4,287	(12,406)	(31,659)	(4,258)
(Decrease) increase in other liabilities	(16,330)	(65,631)	(34,753)	9,991	30,067	(76,656)
Net transfers with subsidiaries	254,767	(24,037)	43,044	(53,388)	(220,386)	—

Cash provided by (used in) operating activities, net of impact of acquisitions	45,948	21,624	(57,311)	(32,243)	15,098	(6,884)
Investing activities:
Decrease (increase) in restricted cash	—	42,125	8,154	(14,170)	—	36,109
Decrease in commercial real estate “A” participation interest	—	208,421	—	—	—	208,421
Decrease (increase) in loans, net	—	40,266	(30,107)	125,206	2,380	137,745
Acquisition of marketable securities, available for sale, net	—	(580,027)	—	—	—	(580,027)
Reduction of marketable securities, held to maturity, net	—	27,591	—	—	—	27,591
(Acquisition) reduction of other investments, net	—	(17,950)	(208)	21,100	—	2,942
(Acquisition) disposal of property and equipment, net	—	(7,254)	(383)	7,170	—	(467)

Cash (used in) provided by investing activities	—	(286,828)	(22,544)	139,306	2,380	(167,686)
Financing activities:
Payment of deferred financing fees	(833)	(171)	—	(1,211)	—	(2,215)
Deposits accepted, net of repayments	—	99,067	—	—	—	99,067
Increase in intercompany note payable	—	—	4,804	12,674	(17,478)	—
Repayments on credit facilities, net	(90,055)	(12,875)	(6,861)	(14,859)	—	(124,650)
Borrowings of term debt	—	—	—	14,395	—	14,395
Repayments of term debt	—	(188,125)	—	(102,382)	—	(290,507)
(Repayments) borrowings under other borrowings	(17,994)	25,000	(20)	(1,849)	—	5,137
Payment of dividends	(3,228)	—	—	—	—	(3,228)

Cash (used in) provided by financing activities	(112,110)	(77,104)	(2,077)	(93,232)	(17,478)	(302,001)

(Decrease) increase in cash and cash equivalents	(66,162)	(342,308)	(81,932)	13,831	—	(476,571)
Cash and cash equivalents as of beginning of period	99,103	760,343	265,977	51,597	—	1,177,020

Cash and cash equivalents as of end of period	$32,941	$418,035	$184,045	$65,428	$—	$700,449

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Operating activities:
Net (loss) income	$(104,304)	$55,675	$(46,490)	$(7,146)	$(2,055)	$(104,320)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	—	169	370	—	—	539
Restricted stock expense	—	1,047	4,886	—	—	5,933
Loss on debt extinguishment of debt	57,128	—	—	—	—	57,128
Amortization of deferred loan fees and discounts	—	(11,775)	(9,581)	(2,449)	—	(23,805)
Paid-in-kind interest on loans	—	(6,492)	3,929	(5,715)	—	(8,278)
Provision for loan losses	—	16,352	72,067	66,848	—	155,267
Amortization of deferred financing fees and discounts	7,811	5,071	105	5,797	—	18,784
Depreciation and amortization	—	1,332	860	6,195	—	8,387
Benefit for deferred income taxes	(19,979)	(53,624)	(13)	(36)	—	(73,652)
Non-cash loss on investments, net	—	3,399	3,093	12,336	—	18,828
Non-cash loss (gain) on property and equipment disposals	—	—	16,139	(1,365)	—	14,774
Unrealized loss (gain) on derivatives and foreign currencies, net	—	3,091	748	(135)	—	3,704
Unrealized gain on residential mortgage investment portfolio, net	—	—	—	(60,570)	—	(60,570)
Net decrease in mortgage-backed securities pledged, trading	—	—	—	1,485,133	—	1,485,133
Amortization of discount on residential mortgage investments	—	—	—	11	—	11
Accretion of discount on commercial real estate “A” participation interest	—	(11,018)	—	—	—	(11,018)
Decrease in interest receivable	—	21,289	1,373	855	(25)	23,492
Decrease (increase) in loans held for sale, net	—	4,955	9,372	(1,967)	—	12,360
Decrease (increase) in intercompany note receivable	—	—	28,808	(89,598)	60,790	—
(Increase) decrease in other assets	(58)	21,924	10,796	268,671	28,091	329,424
(Decrease) increase in other liabilities	(13,744)	(51,468)	8,292	(224,522)	26,882	(254,560)
Net transfers with subsidiaries	235,718	(147,382)	112,154	(145,525)	(54,965)	—

Cash provided by (used in) operating activities, net of impact of acquisitions	162,572	(147,455)	216,908	1,306,818	58,718	1,597,561
Investing activities:
(Increase) decrease in restricted cash	—	(7,005)	3,440	240,999	—	237,434
Decrease in mortgage-related receivables, net	—	—	—	51,465	—	51,465
Decrease in commercial real estate “A” participation interest	—	329,661	—	—	—	329,661
Decrease (increase) in loans, net	—	138,759	(199,772)	17,124	2,072	(41,817)
Cash received for real estate	—	—	—	7,500	—	7,500
(Acquisition) reduction of marketable securities, available for sale, net	—	(365,850)	417	12,001	—	(353,432)
Acquisition of marketable securities, held to maturity, net	—	(77,931)	—	—	—	(77,931)
Acquisition of other investments, net	—	(1,275)	(794)	(10,749)	—	(12,818)
(Acquisition) disposal of property and equipment, net	—	(4,388)	(14,274)	13,223	—	(5,439)

Cash provided by (used in) investing activities	—	11,971	(210,983)	331,563	2,072	134,623
Financing activities:
Payment of deferred financing fees	(6,072)	(261)	—	160	—	(6,173)
Deposits accepted, net of repayments	—	(317,574)	—	—	—	(317,574)
Increase (decrease) in intercompany note payable	—	—	89,598	(28,808)	(60,790)	—
Repayments under repurchase agreements, net	—	—	—	(1,595,750)	—	(1,595,750)
(Repayments) borrowings on credit facilities, net	(35,000)	102	(16)	(601)	—	(35,515)
Borrowings of term debt	—	6,000	—	20,000	—	26,000
Repayments of term debt	—	(214,444)	—	(88,566)	—	(303,010)
(Repayments) borrowings under other borrowings	(118,502)	50,000	(19)	(1,292)	—	(69,813)
Proceeds from issuance of common stock, net of offering costs	22	—	—	—	—	22
Payment of dividends	(3,031)	—	—	—	—	(3,031)

Cash (used in) provided by financing activities	(162,583)	(476,177)	89,563	(1,694,857)	(60,790)	(2,304,844)

(Decrease) increase in cash and cash equivalents	(11)	(611,661)	95,488	(56,476)	—	(572,660)
Cash and cash equivalents as of beginning of period	11	1,230,254	38,866	69,432	—	1,338,563

Cash and cash equivalents as of end of period	$—	$618,593	$134,354	$12,956	$—	$765,903

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Direct Real Estate Investments

Our direct real estate investments primarily consist of long-term healthcare facilities generally leased through long-term, triple-net operating leases. As of March 31, 2010 and December 31, 2009, our direct real estate investments were as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Continuing Operations:
Land	$37,760	$37,760
Buildings	313,576	313,576
Furniture and equipment	16,020	16,020
Accumulated depreciation	(33,889)	(31,349)

Total direct real estate investments from continuing operations	$333,467	$336,007
Discontinued Operations:
Direct real estate investments, net	218,149	218,149

Total	$551,616	$554,156

The classification of $218.1 million of assets classified as discontinued operations relates to assets that we expect to be sold in 2010. For additional information, see Note 3, Discontinued Operations, in our consolidated financial statements for the three months ended March 31, 2010.

Note 9.	Deposits

As of March 31, 2010 and December 31, 2009, CapitalSource Bank had $4.6 billion and $4.5 billion, respectively, in deposits insured up to the maximum limit by the Federal Deposit Insurance Corporations (“FDIC”). In 2009, the United States Congress temporarily increased, until the end of 2013, the deposit insurance level from $100,000 to $250,000. As of March 31, 2010 and December 31, 2009, CapitalSource Bank had $1.6 billion and $1.5 billion, respectively, of certificates of deposit in the amount of $100,000 or more. As of March 31, 2010 and December 31, 2009, CapitalSource Bank had $219.5 million and $199.7 million, respectively, of certificates of deposit in the amount of $250,000 or more.

As of March 31, 2010 and December 31, 2009, the weighted-average interest rates for savings and money market deposit accounts were 0.95% and 1.06%, respectively, and for certificates of deposit were 1.53% and 1.68%, respectively. The weighted-average interest rate for all deposits as of March 31, 2010 and December 31, 2009 was 1.41% and 1.56%, respectively.

As of March 31, 2010 and December 31, 2009, interest-bearing deposits at CapitalSource Bank were as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Interest-bearing deposits:
Money market	$260,309	$258,283
Savings	706,601	599,084
Certificates of deposit	3,615,731	3,626,512

Total interest-bearing deposits	$4,582,641	$4,483,879

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010, certificates of deposit at CapitalSource Bank detailed by maturity were as follows ($ in thousands):

Maturing by:
March 31, 2011	$3,076,076
March 31, 2012	469,199
March 31, 2013	29,605
March 31, 2014	4,800
March 31, 2015	36,051

Total	$3,615,731

For the three months ended March 31, 2010 and 2009, interest expense on deposits was as follows:

	Three Months Ended
	March 31,
	2010	2009
	($ in thousands)

Savings and money market deposit accounts	$2,265	$3,287
Certificates of deposit	14,146	34,827
Brokered certificates of deposit	—	388
Fees for early withdrawal	(53)	(115)

Total interest expense on deposits	$16,358	$38,387

Note 10.	Variable Interest Entities

Troubled Debt Restructurings

On January 1, 2010, we adopted new accounting guidance surrounding the consolidation of variable interest entities. The new guidance removes the exemption for troubled debt restructurings as events that may require the reconsideration of whether or not an entity is a variable interest entity. As a result, certain of our troubled debt restructurings, both those preceding and following the adoption date, were determined to qualify as events requiring the reconsideration of our borrowers as variable interest entities. Through reconsideration, we determined that certain of our borrowers involved in troubled debt restructurings did not hold sufficient equity at risk to finance their activities without subordinated financial support and, as a result, we have concluded that these borrowers were variable interest entities upon the adoption of the new guidance.

However, we also determined that we should not consolidate these borrowers because we do not have a controlling financial interest. The equity investors of these borrowers have the power to direct the activities that will have the most significant impact on the economics of these borrowers. These equity investors’ interests also provide them with rights to receive benefits in the borrowers that could potentially be significant. As a result, we have determined that the equity investors continue to have a controlling financial interest in the borrowers subsequent to the restructuring.

Our interests in borrowers qualifying as variable interest entities were approximately $329.4 million as of March 31, 2010 and are included in loans held for investment in our consolidated balance sheet. For certain of these borrowers, we may have obligations to fund additional amounts through either unfunded commitments or letter of credit arrangements issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was approximately $412.2 million as of March 31, 2010.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Debt Securitizations

In conjunction with each of our commercial term debt securitizations, we established and contributed commercial loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by the underlying assets of the Issuers, primarily comprising contributed commercial loans. We continue to service the underlying commercial loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying commercial loans. We have no legal obligation to repay the outstanding notes or certificates or contribute additional assets to the entities. As of March 31, 2010 and December 31, 2009, the total outstanding balances of these commercial term debt securitizations were $3.5 billion and $3.7 billion, respectively. These amounts include approximately $1.0 billion of notes and certificates that we held as of March 31, 2010 and December 31, 2009.

We have determined that the Issuers are variable interest entities, subject to applicable consolidation guidance. Through our assessment of the Issuers, we concluded that the entities were designed to pass along risks related to the credit performance of the underlying commercial loan portfolio. Upon our initial investment in the Issuers, we expected our interests to absorb a majority of the expected losses related to such risks and concluded that we were the primary beneficiary of the Issuers. Consequently, we have always reported the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying commercial loans and the issued notes and certificates held by third parties. As of March 31, 2010 and December 31, 2009, the carrying amounts of the consolidated liabilities related to the Issuers and recorded in term debt in our consolidated balance sheets were $2.4 billion and $2.7 billion, respectively, and were related to obligations for which there is no recourse to us. As of March 31, 2010 and December 31, 2009, the carrying amounts of the consolidated assets related to the Issuers and recorded in loans held for investment, net in our consolidated balance sheets were $2.8 billion and $3.1 billion, respectively, which were related to assets that can only be used to settle obligations of the Issuers.

Note 11.	Borrowings

For additional information on our borrowings, see Note 12, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010 and December 31, 2009, the composition of our outstanding borrowings from continuing and discontinued operations was as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Outstanding borrowings from continuing operations:
Credit facilities	407,833	542,781
Term debt	2,681,107	2,956,536
Other borrowings:
Convertible debt, net(1)	545,286	561,347
Subordinated debt	437,611	439,701
Mortgage debt(2)	261,500	262,760
FHLB SF borrowings	225,000	200,000
Notes payable	3,006	3,026

Total other borrowings	1,472,403	1,466,834

Total outstanding borrowings from continuing operations	4,561,343	4,966,151
Outstanding borrowings from discontinued operations:
Mortgage debt	184,334	184,923
Notes payable	20,000	20,000

Total outstanding borrowings from discontinued operations	204,334	204,923

Total borrowings	$4,765,677	$5,171,074

(1)	Amounts presented are net of debt discount of $15.4 million and $18.7 million as of March 31, 2010 and December 31, 2009, respectively.

(2)	In February 2010, we exercised the second of the three optional one-year extensions resulting in the extension of the maturity of these mortgage loans to April 9, 2011.

Credit Facilities

Our committed credit facility capacities were $543.9 million and $691.3 million as of March 31, 2010 and December 31, 2009, respectively. Interest on our credit facility borrowings is charged at variable rates that may be based on one or more of one-month LIBOR, one-month EURIBOR, and/or an applicable commercial paper (“CP”) rate. As of March 31, 2010 and December 31, 2009, total undrawn capacities under our credit facilities were $136.1 million and $148.5 billion, respectively, which was limited by issued and outstanding letters of credit totaling $50.1 million as of March 31, 2010.

In February 2010, to avoid potential events of default, we amended the covenant for the minimum tangible net worth in our syndicated bank credit facility and our CS Funding III, CS Funding VII and CS Europe credit facilities to require that our tangible net worth be no less than $1.7 billion, plus 70% of net proceeds from the issuance of capital stock and/or conversion of debt after the amendment date. In addition, we modified the maturity date on the syndicated bank credit facility from March 31, 2012 to December 31, 2011 and agreed to reduce the aggregate commitment amount on the facility to $200.0 million as of April 30, 2010, to $185.0 million by January 31, 2011 and thereafter by an additional $15.0 million per month, unless otherwise reduced by the receipt of collateral proceeds.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FHLB SF Borrowings and FRB Credit Program

As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of March 31, 2010 equal to 20% of CapitalSource Bank’s total assets. As of March 31, 2010, the maximum financing available under this formula was $1.1 billion. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of March 31, 2010 and December 31, 2009, CapitalSource Bank had $992.0 million and $965.2 million, respectively, in borrowing capacity with the FHLB SF based on pledged collateral. As of March 31, 2010 and December 31, 2009, respectively, there was $225.0 million and $200.0 million of principal outstanding and a letter of credit in the amount of $0.8 million outstanding as of both dates. As of March 31, 2010 and 2009, our unused borrowing capacity was $766.2 million and $764.4 million, respectively.

As of March 31, 2010 and December 31, 2009, collateral with an amortized cost of $167.3 million and $191.8 million, respectively, and a fair value of $187.2 million and $209.9 million, respectively, had been pledged under the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days, but there were no borrowings outstanding.

Term Debt

As of March 31, 2010 and December 31, 2009, the carrying amounts of our term debt related to securitizations were $2.4 billion and $2.7 billion, respectively. As of March 31, 2010 and December 31, 2009, our 2014 Senior Secured Notes had balances of $283.6 million and $282.9 million respectively, net of discounts of $16.4 million and $17.1 million, respectively.

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

Convertible Debt

As of March 31, 2010 and December 31, 2009, the carrying amounts of the liability and equity components of our convertible debt were as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Convertible debt principal	$560,704	$580,000
Less:
Debt discount	15,418	18,653

Net carrying value	$545,286	$561,347

Equity components recorded in additional paid-in capital	$101,220	$101,220

As of March 31, 2010, the unamortized discounts on our 3.5%, 4.0% and 7.25% Convertible Debentures will be amortized through July 15, 2011, July 15, 2011, and July 15, 2012, respectively. As of March 31, 2010, the

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion prices and the numbers of shares used to determine the aggregate consideration that would be delivered upon conversion of our convertible debentures were as follows:

	Conversion Price	Number of Shares

3.5% Senior Convertible Debentures due 2034	$20.92	403,686
4.0% Senior Subordinated Convertible Debentures due 2034	20.92	14,446,754
7.25% Senior Subordinated Convertible Debentures due 2037	27.09	9,226,975

For the three months ended March 31, 2010 and 2009, the interest expense recognized on our convertible debt and the effective interest rates on the liability components were as follows:

	Three Months Ended
	March 31,
	2010	2009
	($ in thousands)

Interest expense recognized on:
Contractual interest coupon	$7,668	$8,323
Amortization of deferred financing fees	373	517
Amortization of debt discount	2,631	4,297

Total interest expense recognized	$10,672	$13,137

Effective interest rate on the liability component:
3.5% Senior Convertible Debentures due 2034	7.16%	7.25%
4.0% Senior Subordinated Convertible Debentures due 2034	7.78%	7.68%
7.25% Senior Subordinated Convertible Debentures due 2037	7.79%	7.79%

Note 12.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the three months ended March 31, 2010 was as follows:

Outstanding as of December 31, 2009	323,042,613
Restricted stock and other stock activities	(276,673)

Outstanding as of March 31, 2010	322,765,940

Note 13.	Income Taxes

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of March 31, 2010, the total valuation allowance was $477.3 million. Although realization is not assured, we believe it is more likely than not that the remaining recognized net deferred tax assets of $73.5 million as of March 31, 2010 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

We have net operating loss carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code (the “Code”), our ability to utilize our net operating loss carryforwards, certain built- in losses and other tax attributes recognized in years after the ownership change generally would be limited. The annual limit would equal the product of (a) the applicable long term tax exempt rate and (b) the value of the relevant taxable entity’s capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company’s outstanding stock, including certain public groups of stockholders as set forth under Section 382 of the Code, and those arising from new stock issuances and other equity transactions. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether we have undergone, or in the future will undergo, an ownership change under Section 382 of the Code.

During the three months ended March 31, 2010, we recorded $21.0 million of income tax expense. For the three months ended March 31, 2009, we recorded $55.3 million of income tax benefit. The effective income tax rate on our consolidated net loss was (10.8)% and 32.5% for the three months ended March 31, 2010 and 2009, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2004 through 2008. We are currently under examination by the Internal Revenue Service for the tax years 2006 to 2008.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009
	($ in thousands)

Net loss from continuing operations	$(214,733)	$(115,180)
Net income from discontinued operations, net of taxes	3,043	9,653
Gain from sale of discontinued operations, net of taxes	—	1,207

Net loss	(211,690)	(104,320)
Unrealized gain on available-for-sale securities, net of taxes	760	488
Unrealized loss on foreign currency translation, net of taxes	(9,972)	(9,506)
Unrealized loss on cash flow hedges, net of taxes	(22)	(20)

Comprehensive loss	(220,924)	(113,358)

Comprehensive loss attributable to noncontrolling interests	—	(16)

Comprehensive loss attributable to CapitalSource Inc.	$(220,924)	$(113,342)

Accumulated other comprehensive income, net, as of March 31, 2010 and December 31, 2009 was as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Unrealized gain on available-for-sale securities, net of tax	$5,390	$5,027
Unrealized gain on foreign currency translation, net of tax	4,675	14,647
Unrealized gain on cash flow hedge, net of tax	62	84
Effect of adoption of amended investment guidance	—	(397)

Accumulated other comprehensive income, net	$10,127	$19,361

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Net (Loss) Income Per Share

The computations of basic and diluted net (loss) income per share attributable to CapitalSource Inc. for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009

Net (loss) income:
From continuing operations	$(214,733)	$(115,180)
From discontinued operations, net of taxes	3,043	9,653
From sale of discontinued operations, net of taxes	—	1,207

Total from discontinued operations	3,043	10,860
Attributable to CapitalSource Inc.	(211,690)	(104,304)
Average shares — basic	320,294,724	290,098,800
Effect of dilutive securities:
Option shares	—	—
Unvested restricted stock	—	—
Stock units	—	—
Conversion premium on the Debentures	—	—

Average shares — diluted	320,294,724	290,098,800

Basic net (loss) income per share
From continuing operations	$(0.67)	$(0.40)
From discontinued operations, net of taxes	0.01	0.04
Attributable to CapitalSource Inc.	(0.66)	(0.36)
Diluted net (loss) income per share
From continuing operations	$(0.67)	$(0.40)
From discontinued operations, net of taxes	0.01	0.04
Attributable to CapitalSource Inc.	(0.66)	(0.36)

The weighted average shares that have an antidilutive effect in the calculation of diluted net (loss) income per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended
	March 31,
	2010	2009

Stock units	3,616,480	2,207,528
Stock options	2,563,621	7,170,754
Shares subject to a written call option	—	7,253,392
Shares issuable upon conversion of convertible debt	15,013,163	22,504,797
Unvested restricted stock	1,080,046	2,979,427

Note 16.	Bank Regulatory Capital

CapitalSource Bank is subject to various regulatory capital requirements established by federal and state regulatory agencies. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for prompt corrective action, CapitalSource Bank must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. CapitalSource Bank’s capital amounts and other requirements are also subject to qualitative judgments by its regulators about risk weightings and other factors. See Item 1, Business — Supervision and Regulation, in our Form 10-K for the year ended December 31, 2009 for a further description of CapitalSource Bank’s regulatory requirements.

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be both “well capitalized” and at all times have a total risk-based capital ratio of 15%, a Tier-1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. CapitalSource Bank’s capital ratios and the minimum requirement as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010				December 31, 2009
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)

Tier-1 Leverage	$661,565	11.78%	$280,768	5.00%	$699,323	12.80%	$273,153	5.00%
Tier-1 Risk-Based Capital	661,565	16.05	247,335	6.00	699,323	16.19	259,175	6.00
Total Risk-Based Capital	715,245	17.35	618,338	15.00	754,580	17.47	647,938	15.00

The California Department of Financial Institutions (the “DFI”) approval order requires that CapitalSource Bank, during the first three years of operations, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of at least 10.00%. As of March 31, 2010 and December 31, 2009, CapitalSource Bank satisfied the DFI capital ratio requirement with ratios of 11.94% and 12.32%, respectively.

Note 17.	Commitments and Contingencies

As of March 31, 2010 and December 31, 2009, we had issued $178.3 million and $182.5 million, respectively, in letters of credit, which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be required to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $5.4 million and $6.1 million, as reported in other liabilities in our consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010 and December 31, 2009, we had unfunded commitments to extend credit to our clients of $2.7 billion and $2.8 billion, respectively, including unfunded commitments to extend credit by CapitalSource Bank of $927.3 million and $914.9 million, respectively. Additional information on these contingencies is included in Note 20, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

As of March 31, 2010 and December 31, 2009, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of March 31, 2010 and December 31, 2009, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded in our consolidated balance sheets as of March 31, 2010 and December 31, 2009.

In July 2009, we entered into a limited guarantee for the principal balance and any accrued interest and unpaid fees with respect to indebtedness owed by a company in which we hold an investment. The guarantee can be called

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the lender on the earlier of an acceleration of our syndicated bank credit facility or April 9, 2011. As of March 31, 2010, the principal amount guaranteed was $18.7 million. We have determined that we are not required to recognize the assets and liabilities of this entity for financial statement purposes as of March 31, 2010.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 18.	Derivative Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of March 31, 2010, none of our derivatives were designated as hedging instruments pursuant to GAAP.

We enter into various derivative instruments to manage our exposure to interest rate risk. The objective is to manage interest rate sensitivity by modifying the characteristics of certain assets and liabilities to reduce the adverse effect of changes in interest rates. We primarily use interest rate swaps and basis swaps to manage our interest rate risks.

Interest rate swaps are contracts in which a series of interest rate cash flows, based on a specific notional amount as well as fixed and variable interest rates, are exchanged over a prescribed period. To minimize the economic effect of interest rate fluctuations specific to our fixed rate debt, certain sale-leaseback transactions and certain fixed rate loans, we enter into interest rate swap agreements whereby either we pay a fixed interest rate and receive a variable interest rate or we pay a variable interest rate and receive a fixed interest rate over a prescribed period. The notional amounts of the derivative instruments related to these exposures were approximately $704.7 million and $710.2 million as of March 31, 2010 and December 31, 2009, respectively.

We also enter into basis swaps to eliminate risk between our LIBOR-based term debt securitizations and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest rate risk typically by converting our prime rate loans to a one-month LIBOR rate. The objective of this swap activity is to protect us from risk that interest collected under the prime rate loans will not be sufficient to service the interest due under the one-month LIBOR based term debt. The notional amounts of basis swaps related to these exposures were approximately $493.0 million and $556.8 million as of March 31, 2010 and December 31, 2009, respectively.

We enter into forward exchange contracts to hedge foreign currency denominated loans we originate against foreign currency fluctuations. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These forward exchange contracts provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received from foreign currency-denominated loan transactions as the result of changes to exchange rates. The notional amounts of our foreign exchange contracts were approximately $50.7 million and $54.6 million as of March 31, 2010 and December 31, 2009, respectively.

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of March 31, 2010, our gross derivative counterparty exposures, based on the positive fair value of our derivative instruments, were $20.3 million. Our master netting agreements with our counterparties reduced this gross exposure by $17.3 million, resulting in a net exposure of $3.0 million as of March 31, 2010. We report our derivatives in our consolidated

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held $3.1 million of collateral against our derivative instruments that were in an asset position as of March 31, 2010. For derivatives that were in a liability position, we had posted collateral of $59.8 million as of March 31, 2010.

As of March 31, 2010, the fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	($ in thousands)

Interest rate contracts	Other assets	$20,308	Other liabilities	$83,559
Foreign exchange contracts	Other assets	—	Other liabilities	4,690

Total		$20,308		$88,249

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

The gains and losses on our derivative instruments recognized during the three months ended March 31, 2010 and 2009 as well as the locations of such gains and losses in our consolidated statements of operations were as follows:

		Gain (Loss) Recognized in Income During
		the Three Months Ended March 31,
	Location	2010	2009
		($ in thousands)

Interest rate contracts	(Loss) on derivatives	$(2,703)	$(2,948)
Interest rate contracts	Gain on residential mortgage investment portfolio	—	862
Foreign exchange contracts	(Loss) gain on derivatives	(1,634)	2,263

Total		$(4,337)	$177

Note 19.	Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our assets and liabilities and to determine fair value disclosures. Investment securities, available-for-sale, warrants and derivatives are recorded at fair value on a recurring basis. In addition, we may be required, in specific circumstances, to measure certain of our assets at fair value on a nonrecurring basis, including investment securities, held-to-maturity, loans held for sale, loans held for investment, direct real estate investments, REO, and certain other investments.

Fair Value Determination

Fair value is based on quoted market prices or by using market based inputs where available. Given the nature of some of our assets and liabilities, clearly determinable market based valuation inputs are often not available;

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consist of U.S. Treasury bills, Agency discount notes, Agency callable notes, Agency debt, Agency MBS, Non-agency MBS, and corporate debt securities that are carried at fair value on a recurring basis and classified as available-for-sale securities. Fair value adjustments on these investments are generally recorded through other comprehensive income. However, if impairment on an investment, available-for-sale is deemed to be other-than-temporary, all or a portion of the fair value adjustment may be reported in earnings. The securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. These securities are primarily classified within Level 2 of the fair value hierarchy.

Investment securities, available-for-sale, also include a collateralized loan obligation and corporate debt securities which consist primarily of corporate bonds whose values are determined using internally developed valuation models. These models may utilize discounted cash flow techniques for which key inputs include the timing and amount of future cash flows and market yields. Market yields are based on comparisons to other instruments for which market data is available. These models may also utilize industry valuation benchmarks, such as multiples of EBITDA, to determine a value for the underlying enterprise. Given the lack of active and observable trading in the market, our corporate debt securities and collateralized loan obligation are classified in Level 3.

Investment securities, available-for-sale, also consist of equity securities which are valued using the stock price of the underlying company in which we hold our investment. Our equity securities are classified in Level 1 or 2 depending on the level of activity within the market.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity consist of commercial mortgage-backed-securities. These securities are recorded at amortized cost and recorded at fair value on a non-recurring basis to the extent we record an other-than-temporary impairment on the securities. Fair value measurements are determined using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loans Held for Investment

Loans held for investment are recorded at outstanding principal, net of any deferred fees and unamortized purchase discounts or premiums and net of allowance for loan losses. We may record fair value adjustments on a nonrecurring basis when we have determined that it is necessary to record a specific reserve against a loan and we measure such specific reserve using the fair value of the loan’s collateral. To determine the fair value of the collateral, we may employ different approaches depending on the type of collateral. Typically, we determine the fair value of the collateral using internally developed models. Our models utilize industry valuation benchmarks to determine a value for the underlying enterprise. In certain cases where our collateral is a fixed or other tangible asset, we will periodically obtain a third party appraisal. When fair value adjustments are recorded on these loans, we typically classify them in Level 3 of the fair value hierarchy.

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments

Other investments accounted for under the cost or equity methods of accounting are carried at fair value on a nonrecurring basis to the extent that they are determined to be other-than-temporarily impaired during the period. As there is rarely an observable price or market for such investments, we determine fair value using internally developed models. Our models utilize industry valuation benchmarks, such as multiples of EBITDA, to determine a value for the underlying enterprise. We reduce this value by the value of debt outstanding to arrive at an estimated equity value of the enterprise. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Fair value measurements related to these investments are typically classified within Level 3 of the fair value hierarchy.

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

FHLB SF Stock

Our investment in FHLB stock is recorded at historical cost. FHLB stock does not have a readily determinable fair value, but may be sold back to the FHLB at its par value with stated notice; however, the FHLB SF has currently ceased repurchases of excess stock. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded during the three months ended March 31, 2010.

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

Real Estate Owned

REO is initially recorded at its estimated fair value at the time of foreclosure. REO held for sale is carried at the lower of its carrying amount or fair value subsequent to the date of foreclosure, with fair value adjustments recorded on a nonrecurring basis. REO held for use is recorded at its carrying amount, net of accumulated depreciation, with fair value adjustments recorded on a nonrecurring basis if the carrying amount of the real estate is not recoverable and exceeds its fair value. When available, the fair value of REO is determined using actual market transactions. When market transactions are not available, the fair value of REO is typically determined based upon recent appraisals by third parties. We may or may not adjust these third party appraisal values based on our own internally developed judgments and estimates. To the extent that market transactions or third party appraisals are not available, we use the income approach through internally developed valuation models to estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Fair values determined through actual market transactions are classified within Level 2 of the fair value hierarchy while

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair values determined through third party appraisals and through internally developed valuation models are classified within Level 3 of the fair value hierarchy.

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

Deposits

Deposits are carried at historical cost. The carrying amounts of deposits for savings and money market accounts and brokered certificates of deposit are deemed to approximate fair value as they either have no stated maturities or short-term maturities. Certificates of deposit are grouped by maturity date, and the fair value is estimated utilizing discounted cash flow techniques. The interest rates applied are rates currently being offered for similar certificates of deposit within the respective maturity groupings.

Credit Facilities

The fair value of our credit facilities is estimated based on current market interest rates for similar debt instruments adjusted for the remaining time to maturity.

Term Debt

Term debt is comprised of term debt transactions in the form of asset securitizations and our 2014 Senior Secured Notes. For disclosure purposes, the fair values of our term debt securitizations and 2014 Senior Secured Notes are determined based on actual prices from recent third party purchases of our debt when available and based on indicative price quotes received from various market participants when recent transactions have not occurred.

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

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of March 31, 2010 were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	March 31, 2010	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale:
Agency discount notes	$324,620	$—	$324,620	$—
Agency callable notes	243,217	—	243,217	—
Agency debt	107,508	—	107,508	—
Agency MBS	604,716	—	604,716	—
Non-agency MBS	142,070	—	142,042	28
Equity securities	33,626	33,626	—	—
Corporate debt	9,528	—	5,163	4,365
U.S. Treasury bills	79,813	—	79,813	—

Total investment securities, available-for-sale	1,545,098	33,626	1,507,079	4,393
Investments carried at fair value:
Warrants	1,244	—	—	1,244
Other assets held at fair value:
Derivative assets	20,308	—	20,308	—

Total assets	$1,566,650	$33,626	$1,527,387	$5,637

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$88,249	$—	$88,249	$—

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2009 were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	December 31, 2009	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale:
Agency discount notes	$49,996	$—	$49,996	$—
Agency callable notes	250,530	—	250,530	—
Agency debt	24,472	—	24,472	—
Agency MBS	418,390	—	418,390	—
Non-agency MBS	153,275	—	153,214	61
Equity securities	52,984	52,984	—	—
Corporate debt	9,618	—	5,161	4,457
Collateralized loan obligation	1,326	—	—	1,326

Total investment securities, available-for-sale	960,591	52,984	901,763	5,844
Investments carried at fair value:
Warrants	1,392	—	—	1,392
Other assets held at fair value:
Derivative assets	14,329	—	14,329	—

Total assets	$976,312	$52,984	$916,092	$7,236

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$82,662	$—	$82,662	$—

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended March 31, 2010 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total
				Realized	Purchases,				Unrealized
			Included in	and	Sales,	Transfers			Gains (Losses)
	Balance as of		Other	Unrealized	Issuances, and	In (Out)		Balance as of	As of
	January 1,	Included in	Comprehensive	Gains	Settlements,	of Level 3		March 31,	March 31,
	2010	Income	Income, net	(Losses)	Net	In	(Out)	2010	2010
	($ in thousands)

Assets
Investment securities, available-for-sale:
Non-agency MBS	$61	$—	$—	$—	$(33)	$—	$—	$28	$—
Corporate debt	4,457	57	(149)	(92)	—	—	—	4,365	57
Collateralized loan obligation	1,326	636	(308)	328	(1,654)	—	—	—	—

Total	$5,844	$693	$(457)	$236	$(1,687)	$—	$—	$4,393	$57
Warrants	1,392	(148)	—	(148)	—	—	—	1,244	(148)

Total assets	$7,236	$545	$(457)	$88	$(1,687)	$—	$—	$5,637	$(91)

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended March 31, 2009 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Losses
				Total	Purchases,				Unrealized
			Included in	Realized	Sales,	Transfers			Losses
	Balance as of		Other	and	Issuances, and	In (Out)		Balance as	As of
	January 1,	Included in	Comprehensive	Unrealized	Settlements,	of Level 3		of March 31,	March 31,
	2009	Income	Income, net	Losses	Net	In	(Out)	2009	2009
				($ in thousands)

Assets
Investment securities, available-for-sale
Non-agency MBS	$377	$(13)	$(29)	$(42)	$(234)	$—	$—	$101	$(13)
Corporate debt	33,886	(11,734)	(60)	(11,794)	132	—	—	22,224	(11,734)
Collateralized loan obligation	2,361	(507)	—	(507)	(263)	—	—	1,591	(507)

Total	$36,624	$(12,254)	$(89)	$(12,343)	$(365)	$—	$—	$23,916	$(12,254)
Warrants	4,661	(65)	—	(65)	—	—	—	4,596	(65)

Total assets	$41,285	$(12,319)	$(89)	$(12,408)	$(365)	$—	$—	$28,512	$(12,319)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three months ended March 31, 2010, reported in interest income and gain (loss) on investments, net were as follows:

	Interest	Gain (Loss) on
	Income	Investments, net
	($ in thousands)

Total gains included in earnings for the period	$91	$454
Unrealized gains (losses) relating to assets still held at reporting date	57	(148)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 included in income for the three months ended March 31, 2009, reported in interest income and gain (loss) on investments, net were as follows:

	Interest	Loss on
	Income	Investments, net
	($ in thousands)

Total gains (losses) included in earnings for the period	$352	$(12,671)
Unrealized gains (losses) relating to assets still held at reporting date	352	(12,671)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three months ended March 31, 2010 and 2009, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three months ended March 31, 2010 and 2009.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value	Quoted Prices in			Total Losses for
	Measurement for the	Active Markets	Significant Other	Significant	the Three Months
	Three Months Ended	for Identical	Observable Inputs	Unobservable	Ended
	March 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)	March 31, 2010
	($ in thousands)

Assets
Loans held for sale	$15,005	$—	$15,005	$—	$—
Loans held for investment(1)	412,718	—	—	412,718	(141,696)
Investments carried at cost	910	—	—	910	(2,014)
REO(2)	79,055	—	—	79,055	(20,689)
Loan receivables	108,804	—	—	108,804	(15,170)

Total assets	$616,492	$—	$15,005	$601,487	$(179,569)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

(2)	Represents REO measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

	Fair Value	Quoted Prices in			Total Losses for
	Measurement for the	Active Markets	Significant Other	Significant	the Three Months
	Three Months Ended	for Identical	Observable Inputs	Unobservable	Ended
	March 31, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)	March 31, 2009
	($ in thousands)

Assets
Loans held for sale	$8,500	$—	$8,500	$—	$(21)
Loans held for investment(1)	324,292	—	—	324,292	(129,272)
Investments carried at cost	3,515	—	—	3,515	(1,672)
Investments accounted for under the equity method	1,312	—	—	1,312	(1,113)
Direct real estate investments, net	4,847	—	—	4,847	(42)
REO(2)	86,839	—	—	86,839	(20,813)

Total assets	$429,305	$—	$8,500	$420,805	$(152,933)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs. Transaction costs were not significant during the period.

(2)	Represents REO measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

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

The table below provides fair value estimates for our financial instruments as of March 31, 2010 and December 31, 2009, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and those which are recorded at fair value on a recurring basis.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)

Assets:
Commercial real estate “A” Participation Interest, net	$327,992	$328,662	$530,560	$530,390
Loans held for investment, net	7,168,912	6,804,055	7,588,135	7,287,196
Investments carried at cost	49,427	88,588	53,205	87,940
Investment securities, held-to-maturity	218,751	241,130	242,078	262,181
Liabilities:
Deposits	4,582,641	4,586,396	4,483,879	4,486,285
Credit facilities	407,833	376,885	542,781	497,036
Term debt	2,681,107	1,921,412	2,956,536	2,162,533
Convertible debt, net	545,286	535,303	561,347	525,860
Subordinated debt	437,611	253,814	439,701	255,027
Mortgage debt	445,834	428,588	447,683	426,865
Loan commitments and letters of credit	—	42,838	—	45,455

Note 20.	Segment Data

We operate as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company; and our Healthcare Net Lease segment comprises our direct real estate investment business activities.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results of our operating segments as of and for the three months ended March 31, 2010 were as follows:

	Three Months Ended March 31, 2010
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$82,512	$98,081	$81	$(4,684)	$175,990
Operating lease income	—	—	8,503	—	8,503
Interest expense(1)	17,323	48,607	3,898	(2,311)	67,517
Provision for loan losses	87,704	131,236	—	—	218,940
Operating expenses(2)	24,335	48,925	4,219	(11,637)	65,842
Other income (expense), net	7,123	(21,890)	302	(11,456)	(25,921)

Net (loss) income from continuing operations before income taxes	(39,727)	(152,577)	769	(2,192)	(193,727)
Income tax (benefit) expense	(56)	21,062	—	—	21,006

Net (loss) income from continuing operations	(39,671)	(173,639)	769	(2,192)	(214,733)
Net income from discontinued operations, net of taxes	—	—	3,043	—	3,043
Loss from sale of discontinued operations, net of taxes	—	—	—	—	—

Net (loss) income attributable to CapitalSource Inc.	$(39,671)	$(173,639)	$3,812	$(2,192)	$(211,690)

Total assets as of March 31, 2010	$5,697,559	$5,436,712	$656,420	$(148,530)	$11,642,161
Assets of discontinued operations, held for sale, as of March 31, 2010	—	—	261,045	—	261,045
Total assets as of December 31, 2009	5,677,354	6,069,857	678,030	(178,299)	12,246,942
Assets of discontinued operations, held for sale, as of December 31, 2009	—	—	260,541	—	260,541

(1)	Interest expense in our Healthcare Net Lease segment includes interest on a secured credit facility, term debt and mortgage debt.

(2)	Operating expenses of our Healthcare Net Lease segment include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses.

CapitalSource Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results of our operating segments as of and for the three months ended March 31, 2009 were as follows:

	Three Months Ended March 31, 2009
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total interest and fee income	$77,424	$176,729	$85	$(2,886)	$251,352
Operating lease income	—	—	8,526	—	8,526
Interest expense(1)	38,413	89,263	4,393	(2,398)	129,671
Provision for loan losses	24,991	130,276	—	—	155,267
Operating expenses(2)	23,740	56,144	4,999	(13,192)	71,691
Other income (expense), net	9,561	(70,034)	(9)	(13,288)	(73,770)

Net (loss) income from continuing operations before income taxes	(159)	(168,988)	(790)	(584)	(170,521)
Income tax (benefit) expense	(65)	(58,023)	2,747	—	(55,341)

Net loss from continuing operations	(94)	(110,965)	(3,537)	(584)	(115,180)
Net income from discontinued operations, net of taxes	—	—	9,653	—	9,653
Gain on sale of discontinued operations, net of taxes	—	—	1,207	—	1,207

Net (loss) income	(94)	(110,965)	7,323	(584)	(104,320)
Net loss attributable to noncontrolling interests	—	(16)	—	—	(16)

Net (loss) income attributable to CapitalSource Inc.	$(94)	$(110,949)	$7,323	$(584)	$(104,304)

(1)	Interest expense in our Healthcare Net Lease segment includes interest on a secured credit facility, term debt and mortgage debt.

(2)	Operating expenses of our Healthcare Net Lease segment include depreciation of direct real estate investments, professional fees, an allocation of overhead expenses (including compensation and benefits) and other direct expenses.

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our audited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about our deposit base, loan portfolios and operations, our expectations regarding future credit performance, charge offs and loan losses, particularly regarding commercial real estate and real estate construction loans, our liquidity, capital position, credit facilities and covenant compliance, our indebtedness, payment obligations and restrictions thereunder and use of proceeds from asset sales, CapitalSource Bank’s capitalization and accessing of financing, our Omega transaction with respect to our healthcare net lease portfolio, timing and implications of future closings under this transaction and our anticipated cash proceeds therefrom and intended use of such proceeds, our discontinued operations, our intent to remain an active lender in the healthcare industry, the expected repayment of our commercial real estate participation interest (“the “A” Participation Interest”), economic and market conditions for our business, securitization markets, the performance of our loans, loan yields, the impact of accounting pronouncements, taxes and tax audits and examinations, our unfunded commitments, our intention to originate loans at CapitalSource Bank, our portfolio run off and growth, our delinquent, non-accrual and impaired loans, our SPEs, risk management, and our valuation allowance with respect to, and our realization and utilization of, net deferred tax assets, net operating loss carryforwards and built-in losses. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions or investment or lending opportunities may result in increased credit losses and delinquencies in our portfolio and impair our ability to consummate favorable loans; continued or worsening disruptions in economic and credit markets may continue to make it very difficult for us to obtain financing on attractive terms or at all, could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position; movements in interest rates and lending spreads may adversely affect our borrowing strategy; operating CapitalSource Bank under the California and Federal Deposit Insurance Corporation (“FDIC”) regulatory regime could be more costly and restrictive than expected; we may not be successful in maintaining or growing deposits or deploying capital in favorable lending transactions or originating or acquiring assets in accordance with our strategic plan; competitive and other market pressures could adversely affect loan pricing; the nature, extent, and timing of any governmental actions and reforms; the success and timing of other business strategies and asset sales; continued or worsening charge offs, reserves and delinquencies may adversely affect our earnings and financial results; changes in tax laws or regulations could adversely affect our business; hedging activities may result in reported losses not offset by gains reported in our audited consolidated financial statements; and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 1, 2010 (“Form 10-K”), and other documents filed by us with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

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

Overview and Highlights

We are a commercial lender which, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. Prior to the formation of CapitalSource Bank, CapitalSource Inc. (“CapitalSource,” and together with its subsidiaries other than CapitalSource Bank, the “Parent Company”) conducted its commercial lending business through its other subsidiaries. Subsequent to CapitalSource Bank’s formation, substantially all new loans have been originated at CapitalSource Bank. Our commercial lending activities in the Parent Company consist primarily of satisfying existing commitments made prior to CapitalSource Bank’s formation and receiving payments on our existing loan portfolio. Consequently, we expect that our loans at the Parent Company will gradually run off, while CapitalSource Bank’s loan portfolio will continue to grow. As of March 31, 2010, we had 1,096 loans outstanding, of which 57 were shared between CapitalSource Bank and the Parent Company, and our total loans had an aggregate outstanding balance of $8.0 billion.

We operate as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company; and our Healthcare Net Lease segment comprises our direct real estate investment business activities. For additional information, see Note 20, Segment Data, in our consolidated financial statements for the three months ended March 31, 2010.

Through our CapitalSource Bank segment activities, CapitalSource Bank provides financial products primarily to small and middle market businesses across the United States and also offers depository products and services in southern and central California, which are insured by the FDIC to the maximum amounts permitted by regulation. As of March 31, 2010, CapitalSource Bank held a $328.0 million senior participation interest in a pool of commercial real estate loans and related assets (the “A” Participation Interest), had 502 loans outstanding of which 57 loans were shared with the Parent Company, and held total loans having an aggregate principal balance of $3.2 billion.

Through our Other Commercial Finance segment activities, the Parent Company has provided financial products primarily to small and middle market businesses. As of March 31, 2010, our Other Commercial Finance segment had 651 loans outstanding of which 57 loans were shared with CapitalSource Bank, and the Parent Company held total loans having an aggregate balance of $4.8 billion.

During the year ended December 31, 2009, we sold 82 long-term healthcare facilities with a total net book value of $400.3 million, realizing a pre-tax loss of $9.4 million. In November 2009, we sold 37 long-term healthcare facilities (the “November Sale Assets”) for approximately $100.0 million in cash. In December 2009, in the first step of a multi-step transaction, we sold 40 long-term healthcare facilities (the “Step 1 Assets”) to Omega Healthcare Investors, Inc. (“Omega”) for approximately $184.2 million in cash and approximately 1.4 million shares of Omega common stock valued at $25.6 million. In addition, by acquiring our facilities in the December 2009 closing, Omega became obligated to pay us $59.4 million of indebtedness associated with the Step 1 Assets that Omega fully repaid in February 2010. Step two of the transaction with Omega will include the sale of an additional 40 long-term healthcare facilities (the “Step 2 Assets”) for approximately $65.1 million in cash and the assumption of debt associated with the Step 2 Assets, which totaled $204.3 million as of March 31, 2010. We expect to complete this sale in 2010 subject to obtaining applicable approvals.

In December 2009, we received approximately 1.3 million shares of Omega common stock valued at $25.0 million in consideration for a non-refundable option that were exercisable by Omega to acquire an additional 63 of our long-term healthcare facilities (the “Step 3 Assets”) at any time through December 31, 2011. Upon the closing of the sale of these properties, Omega would pay us additional consideration of $33.7 million in cash and repay the outstanding debt on the properties, which totaled $261.5 million as of March 31, 2010. The carrying value of the properties as of March 31, 2010 was $333.5 million. In April 2010, we received written notice that Omega was electing to exercise the option to acquire the properties, with a proposed closing date in June 2010.

Upon the completion of the sale of the Step 2 Assets and Step 3 Assets, we will exit the skilled nursing home ownership business, but expect to continue to actively provide mortgage and other financing for owners and operators in the long-term healthcare industry.

We have presented the financial condition and results of operations of all assets within our Healthcare Net Lease segment, with the exception of the Step 3 Assets, as discontinued operations for all periods presented.

Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business. The Step 3 Assets have been included in our continuing operations as they did not meet the criteria to be held for sale as of March 31, 2010 and December 31, 2009.

Consolidated Results of Operations

Explanation of Reporting Metrics

Interest Income.  In our CapitalSource Bank segment, interest income represents interest earned on loans, the “A” Participation Interest, investment securities and cash and cash equivalents, as well as amortization of loan origination fees, net of the direct costs of origination. In our Other Commercial Finance segment, interest income represents interest earned on loans, coupon interest, other investments and cash and cash equivalents. In addition, interest income includes amortization of loan origination fees, net of direct costs of origination and the amortization of purchase discounts and premiums, which are amortized into income using the interest method. Although the majority of our loans charge interest at variable rates that adjust periodically, we also have loans charging interest at fixed rates. In our Healthcare Net Lease segment, interest income represents interest earned on cash and restricted cash.

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

Interest Expense.  Interest expense is the amount paid on deposits and borrowings, including the amortization of deferred financing fees and debt discounts. In our CapitalSource Bank segment, interest expense includes interest paid to depositors and interest paid on Federal Home Loan Bank System (“FHLB”) of San Francisco (“FHLB SF”) borrowings. In our Other Commercial Finance segment, interest expense includes borrowing costs associated with secured credit facilities, term debt, convertible debt and subordinated debt. In our Healthcare Net Lease segment, interest expense includes borrowing costs associated with mortgage debt. The majority of our borrowings charge interest at variable rates based primarily on one-month LIBOR or CP rates plus a margin. Our 2014 Senior Secured Notes, convertible debt and three series of our subordinated debt bear a fixed rate of interest. Deferred financing fees, debt discounts and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

Provision for Loan Losses.  We record a provision for loan losses in our CapitalSource Bank and Other Commercial Finance segments. The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan losses inherent in our commercial lending portfolio. As the size and mix of loans within these portfolios change, or if the credit quality of the portfolios change, we record a provision to appropriately adjust the allowance for loan losses. Due to the nature of our assets in our Healthcare Net Lease segment, we do not record a provision for loan losses in this segment.

Other (Expense) Income.  In our CapitalSource Bank and Other Commercial Finance segments, other income (expense) consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, other-than-temporary impairment on investment securities, available for sale, gains (losses) on derivatives, due diligence deposits forfeited, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, servicing income, income from our management of various loans held by third parties, income (expenses) on operations of and gains (losses) on the sales of our REO, provision for loan receivables losses, gains (losses) on debt extinguishment at the Parent Company, and other miscellaneous fees and expenses not attributable to our commercial lending and banking operations. In our Healthcare Net Lease segment, other income (expense) consists of gain (loss) on the sale of assets.

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of March 31, 2010, the total valuation allowance was $477.3 million. Although realization is not assured, we believe it is more likely than not that the remaining recognized net deferred tax assets of $73.5 million as of March 31, 2010 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

Operating Results for the Three Months Ended March 31, 2010

Our results of operations for the three months ended March 31, 2010 were impacted by the global recession, a challenging credit market environment and the availability of liquidity. As further described below, the most significant factors influencing our consolidated results of operations for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 were:

•	Increased provision for loan losses;

•	Increased income tax expense due to additions to the valuation allowance for our deferred tax assets;

•	Decreased balance of our commercial lending portfolio;

•	Gains and losses on our investments;

•	Gains and losses on debt extinguishment;

•	Decreased operating expenses;

•	Losses on REO and loan receivables

•	Sale of our residential mortgage investment portfolio in 2009;

•	Losses on derivatives;

•	Changes in lending and borrowing spreads; and

•	Divestiture of a substantial portion of our Healthcare Net Lease segment.

Our consolidated operating results for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, were as follows:

	Three Months Ended March 31,
	2010	2009	% Change
	(In thousands)

Interest income	$169,548	$245,493	(31)%
Fee income	6,442	5,859	10
Operating lease income	8,503	8,526	—
Interest expense	67,517	129,671	(48)
Provision for loan losses	218,940	155,267	41
Depreciation of direct real estate investments	2,540	2,540	—
Operating expenses	63,302	69,151	(8)
Other expense	25,921	73,770	(65)
Net loss from continuing operations before income taxes	(193,727)	(170,521)	(14)
Income tax expense (benefit)	21,006	(55,341)	138
Net loss from continuing operations	(214,733)	(115,180)	(86)
Net income from discontinued operations, net of taxes	3,043	9,653	(68)
Gain from sale of discontinued operations, net of taxes	—	1,207	(100)
Net loss	(211,690)	(104,320)	(103)
Net loss attributable to noncontrolling interests	—	(16)	100
Net loss attributable to CapitalSource Inc.	(211,690)	(104,304)	(103)

Our consolidated yields on income earning assets and the costs of interest-bearing liabilities for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010			2009
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
			($ in thousands)

Interest-earning assets:
Interest income		$169,548	6.03%		$245,493	6.63%
Fee income		6,442	0.23		5,859	0.16

Total interest-earning assets(1)	$11,407,322	175,990	6.26	$15,015,679	251,352	6.79
Total direct real estate investments	367,356	8,503	9.39	367,281	8,526	9.41

Total income earning assets	11,774,678	184,493	6.35	15,382,960	259,878	6.85
Total interest-bearing liabilities(2)	9,329,909	67,517	2.93	13,488,202	129,671	3.90

Net finance spread		$116,976	3.42%		$130,207	2.95%

Net finance margin			4.03%			3.43%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, marketable securities, mortgage-related receivables, RMBS, loans, the “A” Participation Interest and investments in debt securities.

(2)	Interest-bearing liabilities include deposits, repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt.

Discontinued Operations

During the year ended December 31, 2009, we sold 82 healthcare facilities, and expect to sell our remaining healthcare facilities in 2010. Upon the completion of these asset sales, we will exit the skilled nursing facility ownership business, but expect to continue to actively provide mortgage and other financing for owners and operators in the long-term healthcare industry. As a result, all consolidated comparisons below reflect the continuing results of our operations. For operating information about our discontinued operations, see the Healthcare Net Lease Segment section.

Operating Expenses

The decrease in consolidated operating expenses to $63.3 million for the three months ended March 31, 2010 from $69.2 million for the three months ended March 31, 2009 was primarily due to a $6.9 million decrease in professional fees.

Income Taxes

Consolidated income tax expense for the three months ended March 31, 2010 was $21.0 million, compared to an income tax benefit of $55.3 million for the three months ended March 31, 2009. The expense was caused in part by the increase in the valuation allowance for the deferred tax assets of a subsidiary that continued to incur operating losses during the quarter.

Comparison of the Three Months Ended March 31, 2010 and 2009

CapitalSource Bank Segment

Our CapitalSource Bank segment operating results for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, were as follows:

	Three Months Ended March 31,
	2010	2009	% Change
	($ in thousands)

Interest income	$80,732	$75,751	7%
Fee income	1,780	1,673	6
Interest expense	17,323	38,413	(55)
Provision for loan losses	87,704	24,991	251
Operating expenses	24,335	23,740	3
Other income	7,123	9,561	(25)
Income tax benefit	(56)	(65)	14
Net loss	(39,671)	(94)	N/A

Interest Income

Total interest income increased to $80.7 million for the three months ended March 31, 2010 from $75.8 million for the three months ended March 31, 2009, with an average yield on interest-earning assets of 5.87% for the three months ended March 31, 2010 compared to 5.35% for the three months ended March 31, 2009. During the three months ended March 31, 2010 and 2009, interest income on loans was $58.1 million and $48.1 million, respectively, yielding 7.51% and 7.01% on an average loan balance of $3.1 billion and $2.8 billion, respectively. During the three months ended March 31, 2010 and 2009, $6.3 million and $1.1 million, respectively, of our accrued interest was reversed on non-accrual loans and negatively impacted the yield on loans by 0.80% and 0.16%, respectively.

Interest income on the “A” Participation Interest was $7.8 million and $17.2 million, during the three months ended March 31, 2010 and 2009, respectively, yielding 7.15% and 5.67% on an average balance of $442.8 million and $1.2 billion, respectively. The “A” Participation Interest was purchased at a discount and has a stated coupon equal to one-month LIBOR plus 1.50%. The unamortized discount is accreted into income using the interest method. During the three months ended March 31, 2010 and 2009, we accreted $5.9 million and $11.0 million, respectively, of discount into interest income on loans in our consolidated statements of operations. Changes from one period to the next in actual or expected repayments may have a material impact on our interest income and yield recognized during the period.

During the three months ended March 31, 2010 and 2009, interest income from our investments, including available-for-sale and held-to-maturity securities, was $14.3 million and $8.9 million, respectively, yielding 4.41% and 4.27% on an average balance of $1.3 billion and $847.2 million, respectively. During the three months ended March 31, 2010, we purchased $814.2 million of investment securities, available-for-sale while $213.9 million and $27.6 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the three months ended March 31, 2009, $685.7 million and $76.1 million of investment securities, available-for-sale and held-to-maturity were purchased, respectively, while $319.9 million and $0.2 million, respectively, of principal repayments were received.

During the three months ended March 31, 2010 and 2009, interest income on cash and cash equivalents was $0.6 million and $1.6 million, respectively, yielding 0.28% and 0.66% on an average balance of $790.7 million and $980.1 million, respectively.

Fee Income

Fee income increased to $1.8 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009, with an average yield on interest-earning assets of 0.13% and 0.10%, respectively, primarily due to an increase in new loans at CapitalSource Bank.

Interest Expense

Total interest expense decreased to $17.3 million for the three months ended March 31, 2010 from $38.4 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities which was 1.47% and 3.16%, during the three months ended March 31, 2010 and 2009, respectively. Our average balance of interest-bearing liabilities, consisting of deposits and borrowings, was $4.8 billion and $4.9 billion, during the three months ended March 31, 2010 and 2009, respectively. Our interest expense on deposits for the three months ended March 31, 2010 and 2009, was $16.4 million and $38.4 million, respectively, with an average cost of deposits of 1.45% and 3.16% on an average balance of $4.6 billion and $4.9 billion, respectively. During the three months ended March 31, 2010, $1.4 billion of our time deposits matured with a weighted average interest rate of 1.69% and $1.3 billion of new time deposits were issued at a weighted average interest rate of 1.28%. During the three months ended March 31, 2009, $1.5 billion of our time deposits, including brokered deposits, matured with a weighted average interest rate of 3.53% and $1.1 billion of new time deposits were issued at a weighted average interest rate of 1.89%. Additionally, during the three months ended March 31, 2010, our weighted average interest rate of our liquid account deposits, savings and money market accounts, declined from 1.06% at the beginning of the quarter to 0.95% at end of the quarter. During the three months ended March 31, 2010, our interest expense on borrowings, primarily consisting of FHLB SF borrowings, was $1.0 million with an average cost of 1.88% on an average balance of $208.3 million. During the three months ended March 31, 2010, there were $35.0 million in advances taken and $10.0 million of maturities. During the three months ended March 31, 2009, our interest expense on borrowings, primarily consisting of FHLB SF borrowings, was $26,000 with an average cost of 2.07% on an average balance of $5.0 million.

Net Finance Margin

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010			2009
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income(1)	Cost
	($ in thousands)

Interest-earning assets:
Interest income		$80,732	5.74%		$75,751	5.25%
Fee income		1,780	0.13		1,673	0.10

Total interest-earning assets(1)	$5,705,452	82,512	5.87	$5,857,175	77,424	5.35
Total interest-bearing liabilities(2)	4,772,299	17,323	1.47	4,928,789	38,413	3.16

Net finance spread		$65,189	4.40%		$39,011	2.19%

Net finance margin			4.63%			2.69%

(1)	Interest-earning assets include cash and cash equivalents, investments, “A” Participation Interest and loans.

(2)	Interest-bearing liabilities include deposits and borrowings.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans. For details of activity in our provision for loan losses, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Quality and Allowance for Loan Losses.

Operating Expenses

Operating expenses remained constant with $24.3 million for the three months ended March 31, 2010 compared with $23.7 million for the three months ended March 31, 2009.

CapitalSource Bank relies on the Parent Company to source loans, provide loan origination due diligence services and perform certain underwriting services. For these services, CapitalSource Bank pays the Parent Company loan sourcing fees based upon the funded amount of each new loan funded by CapitalSource Bank during the period. We do not capitalize loan sourcing fees, as these fees are eliminated in consolidation. These fees are included in other operating expenses and were $4.1 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee. Each sublease arrangement was established based on then market rates for comparable subleases.

Other Income

Other income, which primarily consists of loan servicing fees paid to CapitalSource Bank by the Parent Company, decreased to $7.1 million for the three months ended March 31, 2010 from $9.6 million for the three months ended March 31, 2009. CapitalSource Bank provides loan servicing for loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on number of loans serviced. Loans and other assets being serviced by CapitalSource Bank for the benefit of others were $7.2 billion and $7.7 billion as of March 31, 2010 and December 31, 2009, respectively, of which $4.8 billion and $5.2 billion were owned by the Parent Company. All loan servicing fees paid by the Parent Company to CapitalSource Bank are eliminated in consolidation.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, were as follows:

	Three Months Ended
	March 31,
	2010	2009	% Change
	($ in thousands)

Interest income	$93,419	$172,543	(46)%
Fee income	4,662	4,186	11
Interest expense	48,607	89,263	(46)
Provision for loan losses	131,236	130,276	1
Operating expenses	48,925	56,144	(13)
Other expense	(21,890)	(70,034)	69
Income tax expense (benefit)	21,062	(58,023)	136
Net loss	(173,639)	(110,965)	(56)
Net loss attributable to noncontrolling interests	—	(16)	100
Net loss income attributable to CapitalSource Inc.	(173,639)	(110,949)	(57)

Interest Income

Interest income decreased to $93.4 million for the three months ended March 31, 2010 from $172.5 million for the three months ended March 31, 2009, primarily due to a decrease in average total interest-earning assets, an increase in non-accrual loans, and a decrease in yield on average interest-earning assets. During the three months ended March 31, 2010, our average balance of interest-earning assets decreased by $3.5 billion, or 37.8%, compared to the three months ended March 31, 2009. This decrease was primarily due to the sale of $1.6 billion of residential mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (“Agency RMBS”) during the first quarter of 2009, the deconsolidation of mortgage related receivables related to the sale of our beneficial interests in securitization special purpose entities in December 2009, and the run off of Parent Company loans since substantially all new loans have been originated at CapitalSource Bank. During the three months ended March 31, 2010, yield on average interest-earning assets decreased to 7.00% compared to 7.84% for the three months ended March 31, 2009. This decrease was primarily the result of a decrease in the interest component of yield to 6.66% for the three months ended March 31, 2010, from 7.65% for the three months ended March 31, 2009, due to a decrease in our core lending spread. During the three months ended March 31, 2010, our lending spread to average one-month LIBOR was 7.35% compared to 8.09% for the three months ended March 31, 2009. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

Fee Income

Fee income increased to $4.7 million for the three months ended March 31, 2010 from $4.2 million for the three months ended March 31, 2009, with an average yield on interest-earning assets of 0.34% and 0.19%, respectively, primarily due to an increase in prepayment fees and unused line fees.

Interest Expense

We fund our Other Commercial Finance segment activities largely through debt. The decrease in interest expense to $48.6 million for the three months ended March 31, 2010 from $89.3 million for the three months ended March 31, 2009 was primarily due to a decrease in average interest-bearing liabilities of $4.0 billion, or 48.1%, primarily due to repayment of repurchase agreements of $1.6 billion during the first quarter of 2009 and the deconsolidation of term debt related to the sale of our beneficial interests in securitization special purpose entities in December 2009. This decrease was partially offset by an increase in our cost of borrowings which was 4.57% for the three months ended March 31, 2010, compared to 4.36% for the three months ended March 31, 2009, as a result of higher deferred financing fee amortization.

Net Finance Margin

Net finance margin was 3.53% for the three months ended March 31, 2010, a decrease of 0.35% from 3.88% for the three months ended March 31, 2009. The decrease in net finance margin was primarily due to a decrease in interest income and an increase in our cost of funds as measured by the spread to short-term market rates on interest such as LIBOR. Net finance spread was 2.43% for the three months ended March 31, 2010, a decrease of 1.05% from 3.48% for the three months ended March 31, 2009. The decrease in net finance spread was due to the changes in its components as described above.

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010			2009
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
			($ in thousands)

Interest-earning assets:
Interest income		$93,419	6.66%		$172,543	7.65%
Fee income		4,662	0.34		4,186	0.19

Total interest-earning assets(1)	$5,686,483	98,081	7.00	$9,143,704	176,729	7.84
Total interest-bearing liabilities(2)	4,315,838	48,607	4.57	8,310,324	89,263	4.36

Net finance spread		$49,474	2.43%		$87,466	3.48%

Net finance margin			3.53%			3.88%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest-bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

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

Operating Expenses

Operating expenses decreased to $48.9 million for the three months ended March 31, 2010 from $56.1 million for the three months ended March 31, 2009, primarily due to a $6.8 million decrease in professional fees. Operating expenses as a percentage of average total assets increased to 3.41% for the three months ended March 31, 2010 from 2.25% for the three months ended March 31, 2009.

Other Expenses

Other expenses decreased to $21.9 million for the three months ended March 31, 2010 from $70.0 million for the three months ended March 31, 2009, primarily due to gains on our investment portfolio and gains on debt extinguishment, partially offset by changes in our residential mortgage investment portfolio and losses related to loan receivables.

Gains on investments were $5.1 million for the three months ended March 31, 2010 compared with losses of $16.1 million for the three months ended March 31, 2009, primarily due to a $12.3 million decrease in impairments on available-for-sale investments as well as a $6.1 million gain on our cost-basis investments. Gains on debt extinguishment were $0.7 million for the three months ended March 31, 2010 compared with losses of $57.1 million for the three months ended March 31, 2009.

Gains on our residential mortgage investment portfolio securities were $15.3 million for the three months ended March 31, 2009. Our residential mortgage-backed securities were sold and the related derivatives were unwound during the three months ended March 31, 2009. Provision for loan receivables losses was $15.2 million for the three months ended March 31, 2010 and related to $108.8 million of loans acquired through foreclosure as of March 31, 2010. We did not acquire any loans through foreclosure for the three months ended March 31, 2009.

Healthcare Net Lease Segment

Healthcare Net Lease segment operating results for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, were as follows:

	Three Months Ended
	March 31,
	2010	2009	% Change

Interest income	$81	$85	(5)%
Operating lease income	8,503	8,526	—
Interest expense	3,898	4,393	(11)
Depreciation of direct real estate investments	2,540	2,540	—
Other operating expenses	1,679	2,459	(32)
Other income (expense)	302	(9)	3,456
Net income (loss) from continuing operations	769	(790)	197
Net income from discontinued operations, net of taxes	3,043	9,653	(68)
Gain from sale of discontinued operations, net of taxes	—	1,207	(100)
Income tax expense	—	2,747	(100)
Net income attributable to CapitalSource Inc.	3,812	7,323	(48)

Discontinued Operations

We sold 82 healthcare facilities during 2009 and expect to sell our remaining healthcare facilities in 2010. Upon the completion of these asset sales, we will exit the skilled nursing facility ownership business, but expect to continue to actively provide mortgage and other financing for owners and operators in the long-term healthcare industry. Comparisons provided reflect only the results of the Step 3 Assets, as they did not meet the criteria to be held for sale as of March 31, 2010.

Income from discontinued operations was $3.0 million for the three months ended March 31, 2010, compared with $10.9 million, including a gain on disposal of $1.2 million, for the three months ended March 31, 2009. For additional information, see Note 3, Discontinued Operations, in our consolidated financial statements for the three months ended March 31, 2010.

Operating Lease Income

Operating lease income remained constant for the three months ended March 31, 2010 compared with the three months ended March 31, 2009.

Interest Expense

Interest expense decreased to $3.9 million for the three months ended March 31, 2010 from $4.4 million for the three months ended March 31, 2009, due to a decrease in the cost of borrowings to 4.99% from 4.52% for the three months ended March 31, 2010 and 2009, respectively. The overall borrowing spread to average one-month LIBOR for the three months ended March 31, 2010 was 4.76% compared with 4.06% for the three months ended March 31, 2009.

Depreciation of Direct Real Estate Investments

Depreciation on our direct real estate investments remained constant for the three months ended March 31, 2010 compared with the three months ended March 31, 2009.

Operating Expenses

Operating expenses decreased to $1.7 million for the three months ended March 31, 2010 from $2.5 million for the three months ended March 31, 2009, primarily due to a decrease in allocated overhead. Operating expenses as a percentage of average total assets decreased to 4.19% for the three months ended March 31, 2010 from 5.52% for the three months ended March 31, 2009.

Financial Condition

CapitalSource Bank Segment

Portfolio Composition

As of March 31, 2010 and December 31, 2009, the composition of the CapitalSource Bank segment portfolio was as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Assets:
Cash and cash equivalents(1)	$439,597	$821,980
Investment securities, available-for-sale	1,507,079	901,764
Investment securities, held-to-maturity	218,751	242,078
Commercial real estate “A” Participation Interest, net	327,992	530,560
Loans(2)	3,214,362	3,076,267
FHLB SF stock	20,195	20,195

Total	$5,727,976	$5,592,844

Liabilities:
Deposits	$4,582,641	$4,483,879
FHLB SF borrowings	225,000	200,000

Total	$4,807,641	$4,683,879

(1)	As of March 31, 2010 and December 31, 2009, the amounts include restricted cash of $24.2 million and $65.9 million, respectively.

(2)	Excludes deferred loan fees and discounts and the allowance for loan losses.

Cash and cash equivalents

As of March 31, 2010 and December 31, 2009, CapitalSource Bank had $439.6 million and $822.0 million, respectively, in cash and cash equivalents, including restricted cash of $24.2 million and $65.9 million, respectively. Cash and cash equivalents consist of collections from our borrowers, amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our consolidated financial statements for the three months ended March 31, 2010.

Investment Securities, Available-for-Sale

As of March 31, 2010 and December 31, 2009, CapitalSource Bank owned $1.5 billion and $901.8 million, respectively, in investment securities, available-for-sale. Included in these investment securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), residential mortgage-backed securities rated AAA issued by non-government-agencies (“Non-agency MBS”), corporate debt securities and U.S. Treasury bills. CapitalSource Bank pledged substantially all of the investment securities, available-for-sale, to the FHLB SF and the Federal Reserve Bank (“FRB”) as a source of borrowing capacity as of March 31, 2010. For additional information on our investment securities, available-for-sale, see Note 6, Investments, in our consolidated financial statements for the three months ended March 31, 2010.

Investment Securities, Held-to-Maturity

As of March 31, 2010 and December 31, 2009, CapitalSource Bank owned $218.8 million and $242.1 million, respectively, in investment securities, held-to-maturity, consisting of AAA-rated commercial mortgage-backed securities. For additional information on our investment securities, held-to-maturity, see Note 6, Investments, in our consolidated financial statements for the three months ended March 31, 2010.

Commercial Real Estate “A” Participation Interest

As of March 31, 2010 and December 31, 2009, the “A” Participation Interest had an outstanding balance of $328.0 million and $530.6 million, respectively, net of discount. We expect the “A” Participation Interest to be fully repaid during 2010. For additional information on the “A” Participation Interest, see Note 5, Commercial Lending Assets and Credit Quality, in our consolidated financial statements for the three months ended March 31, 2010.

CapitalSource Bank Segment Loan Portfolio Composition

As of March 31, 2010 and December 31, 2009, the CapitalSource Bank loan portfolio had outstanding balances of $3.2 billion and $3.1 billion, respectively. Total CapitalSource Bank loan portfolio reflected in the portfolio statistics below includes gross loans held for investment.

As of March 31, 2010 and December 31, 2009, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	March 31, 2010		December 31, 2009
	($ in thousands)

Commercial	$1,686,414	52%	$1,599,667	52%
Real estate	1,148,986	36	1,095,780	36
Real estate — construction	378,962	12	380,820	12

Total	$3,214,362	100%	$3,076,267	100%

As of March 31, 2010, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$229,439	$1,351,977	$104,998	$1,686,414
Real estate	266,711	747,884	134,391	1,148,986
Real estate — construction	296,577	82,385	—	378,962

Total	$792,727	$2,182,246	$239,389	$3,214,362

Substantially all of the CapitalSource Bank loan portfolio bears interest at adjustable rates pegged to an interest rate index plus a specified margin. Approximately 68% of the portfolio is subject to an interest rate floor. Due to low market interest rates as of March 31, 2010, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.48% as of March 31, 2010. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of March 31, 2010, the composition of CapitalSource Bank loan balances by index and by loan type was as follows:

	Loan Type
			Real Estate
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$440,477	$697,414	$375,535	$1,513,426	47%
3-Month LIBOR	26,125	96,443	—	122,568	4
6-Month LIBOR	—	25,597	—	25,597	1
Prime	537,252	64,076	3,427	604,755	19
Canadian Prime	20,630	—	—	20,630	1
Canadian Bankers	51,000	—	—	51,000	1
Blended	578,341	122,946	—	701,287	22
Treasuries	—	4,597	—	4,597	—

Total adjustable rate loans	1,653,825	1,011,073	378,962	3,043,860	95
Fixed rate loans	32,589	137,913	—	170,502	5

Total loans	$1,686,414	$1,148,986	$378,962	$3,214,362	100%

Credit Quality and Allowance for Loan Losses

As of March 31, 2010 and December 31, 2009, the principal balances of contractually delinquent accruing loans and non-accrual loans in the CapitalSource Bank loan portfolio were as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Accruing loans 30-89 days contractually delinquent	$—	$1,057
Accruing loans 90 or more days contractually delinquent	—	17,695
Non-accrual loans	326,224	173,931

Of our non-accrual loans, $0.6 million and $28.6 million were 30-89 days delinquent, and $61.9 million and $84.1 million were over 90 days delinquent as of March 31, 2010 and December 31, 2009, respectively.

The activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009
	($ in thousands)

Allowance for loan losses as of beginning of period	$152,508	$55,600
Provision for loan losses:
General	20,568	12,500
Specific	67,136	12,491

Total provision for loan losses	87,704	24,991
Charge offs	(17,894)	(10,018)

Allowance for loan losses as of end of period	$222,318	$70,573

Total gross loans as of end of period	$3,214,362	$2,933,145

Allowance for loan losses ratio	6.92%	2.41%
Provision for loan losses ratio (annualized)	11.07%	3.46%
Net charge off ratio (annualized)	2.26%	1.39%

As of March 31, 2010, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

During the three months ended March 31, 2010, loans with an aggregate carrying value of $54.9 million as of their respective restructuring dates were involved in troubled debt restructurings. Loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in troubled debt restructurings were $2.9 million and $2.2 million as of March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2009, CapitalSource Bank did not have any loans involved in troubled debt restructurings.

Of the total $67.1 million specific provision for loan losses for the three months ended March 31, 2010, $65.3 million related to commercial real estate and real estate construction loans. There was no specific provision for loan losses related to commercial real estate and real estate construction loans for the three months ended March 31, 2009. Due to the large individual credit exposures and characteristics of commercial real estate and real estate construction loans, we expect the level of charge offs in this area to be volatile.

Given our loss experience, we consider our higher-risk loans within the commercial real estate portfolio to be loans secured by collateral that has not reached stabilization. As of March 31, 2010 and December 31, 2009, commercial real estate loans that have not reached stabilization had an outstanding balance of $377.0 million and $381.6 million, respectively. This amount was net of charge offs taken on these loans of $65.7 million and $52.1 million, respectively. In addition, specific reserves allocated to these loans totaled $46.7 million and $15.6 million as of March 31, 2010 and December 31, 2009, respectively.

FHLB SF Stock

As of both March 31, 2010 and December 31, 2009, CapitalSource Bank owned FHLB SF stock with a carrying value of $20.2 million. Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice; however, the FHLB SF has currently ceased repurchases of excess stock. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2010.

Deposits

Total deposits increased by $98.8 million, or 2.2%, to $4.6 billion as of March 31, 2010 from $4.5 billion as of December 31, 2009.

As of March 31, 2010 and December 31, 2009, a summary of CapitalSource Bank’s deposit portfolio by product type and the maturity of the certificates of deposit portfolio was as follows:

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	($ in thousands)

Money market	$260,309	0.90%	$258,283	0.99%
Savings	706,601	0.96	599,084	1.09
Certificates of deposit	3,615,731	1.53	3,626,512	1.68

Total deposits	$4,582,641	1.41	$4,483,879	1.56

	March 31, 2010
		Weighted
		Average
	Balance	Rate
	($ in thousands)

Remaining maturity of certificates of deposit:
0-3 months	$1,262,381	1.55%
4-6 months	714,671	1.13
7-9 months	749,290	1.53
10-12 months	349,734	1.44
Longer than 12 months	539,655	2.06

Total certificates of deposit	$3,615,731	1.53

FHLB SF Borrowings

As of March 31, 2010 and December 31, 2009, FHLB SF borrowings were $225.0 million and $200.0 million, respectively. These borrowings were primarily for interest rate risk management purposes. The weighted-average remaining maturity of the borrowings was approximately 2.0 years and 1.9 years as of March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

		Weighted
		Average
	Balance	Rate
	($ in thousands)

Less than 1 year	$39,000	1.22%
1 to 2 years	88,000	1.63
2 to 3 years	58,000	2.06
3 to 4 years	20,000	2.58
4 to 5 years	20,000	2.74

Total	$225,000	1.85

Other Commercial Finance Segment

Portfolio Composition

Total Other Commercial Finance loan portfolio reflected in the portfolio statistics below includes gross loans held for investment and loans held for sale, including lower of cost or fair value adjustments. As of March 31, 2010 and December 31, 2009, the composition of the Other Commercial Finance segment portfolio was as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Investment securities, available-for-sale	$4,594	$6,022
Loans	4,787,572	5,245,563
Other investments(1)	93,868	96,517

Total	$4,886,034	$5,348,102

(1)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Other Commercial Finance Segment Loan Portfolio Composition

As of March 31, 2010 and December 31, 2009, our total Other Commercial Finance loan portfolio had outstanding balances of $4.8 billion and $5.2 billion, respectively. Included in these amounts were loans held for sale of $15.0 million and $0.7 million as of March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010 and December 31, 2009, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	March 31, 2010		December 31, 2009
	($ in thousands)

Commercial	$3,300,626	69%	$3,452,903	66%
Real estate	833,040	17	951,626	18
Real estate — construction	653,906	14	841,034	16

Total	$4,787,572	100%	$5,245,563	100%

As of March 31, 2010, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$670,972	$2,362,951	$266,703	$3,300,626
Real estate	404,548	309,322	119,170	833,040
Real estate — construction	480,202	173,704	—	653,906

Total	$1,555,722	$2,845,977	$385,873	$4,787,572

As of March 31, 2010, the composition of Other Commercial Finance loan balances by index and by loan type was as follows:

	Loan Type
			Real Estate
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$642,603	$572,561	$443,893	$1,659,057	35%
2-Month LIBOR	23,605	—	—	23,605	1
3-Month LIBOR	121,683	—	—	121,683	2
6-Month LIBOR	4,909	—	—	4,909	—
1-Month EURIBOR	45,782	—	—	45,782	1
3-Month EURIBOR	15,963	—	—	15,963	—
Prime	947,809	31,345	156,470	1,135,624	24
Blended	1,318,052	41,964	—	1,360,016	28

Total adjustable rate loans	3,120,406	645,870	600,363	4,366,639	91
Fixed rate loans	180,220	187,170	53,543	420,933	9

Total loans	$3,300,626	$833,040	$653,906	$4,787,572	100%

Approximately 51% of the adjustable rate loan portfolio is subject to an interest rate floor. Due to low market interest rates as of March 31, 2010, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.64% as of March 31, 2010. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

Credit Quality and Allowance for Loan Losses

As of March 31, 2010 and December 31, 2009, the principal balances of contractually delinquent accruing loans and non-accrual loans in Other Commercial Finance loan portfolio were as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Accruing loans 30-89 days contractually delinquent	$153,339	$94,211
Accruing loans 90 or more days contractually delinquent	34,684	49,298
Non-accrual loans	798,330	893,484

Of our non-accrual loans, $97.1 million and $153.9 million were 30-89 days delinquent, and $334.9 million and $303.7 million were over 90 days delinquent as of March 31, 2010 and December 31, 2009, respectively.

The activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 was follows:

	Three Months Ended March 31,
	2010	2009
	($ in thousands)

Allowance for loan losses as of beginning of period	$434,188	$368,244
Provision for loan losses:
General	3,713	282
Specific	127,523	115,545

Total provision for loan losses	131,236	115,827
Charge offs, net of recoveries	(101,549)	(109,360)

Allowance for loan losses as of end of period	$463,875	$374,711

Total gross loans as of end of period	$4,787,572	$6,365,368

Allowance for loan losses ratio	9.69%	5.89%
Provision for loan losses ratio (annualized)	11.12%	7.38%
Net charge off ratio (annualized)	8.60%	6.97%

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

During the three months ended March 31, 2010 and 2009, loans with an aggregate carrying value of $145.9 million and $174.9 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. Additionally, loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in troubled debt restructurings were $27.8 million and $22.8 million as of March 31, 2010 and December 31, 2009, respectively.

During the three months ended March 31, 2010, continued stress experienced in our commercial real estate loan portfolio was largely responsible for driving the increase in provision for loan losses, charge offs, and delinquent and non-accrual loan categories. Refinancing options with commercial real estate loans are currently limited. Accordingly, most commercial real estate loans that mature require restructuring or extension and may become classified as impaired or be restructured through troubled debt restructurings.

Provision for loan losses and charge offs for the three months ended March 31, 2010 were driven largely from charge offs in our commercial real estate portfolio. Due to the large individual credit exposures and characteristics of commercial real estate loans, we expect the level of charge offs in this area to be volatile.

Given our loss experience, we consider our higher-risk loans to be land, second lien real estate and mortgage rediscount loans. As of March 31, 2010 and December 31, 2009, the total outstanding principal balance of these higher-risk loans was $507.1 million and $561.5 million, respectively.

Other Investments

We have made investments in some of our borrowers in connection with the loans provided to them. These investments usually comprised equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants.

As of March 31, 2010 and December 31, 2009, the carrying values of our other investments in the Other Commercial Finance segment were $93.9 million and $96.5 million, respectively. Included in these balances were investments carried at fair value totaling $1.2 million and $1.4 million, respectively.

Healthcare Net Lease Segment

Direct Real Estate Investments

We own real estate for long-term investment purposes.  These real estate investments are generally long-term healthcare facilities leased through long-term, triple-net operating leases. Under a typical triple-net lease, the client agrees to pay a base monthly operating lease payment and all facility operating expenses as well as make capital improvements. As of March 31, 2010 and December 31, 2009, we had $551.6 million and $554.2 million, respectively, in direct real estate investments, which consisted primarily of land and buildings. We anticipate selling our remaining healthcare facilities in 2010. Upon the completion of these asset sales, we will exit the skilled nursing home ownership business, but expect to continue to actively provide mortgage and other financing for owners and operators in the long-term healthcare industry. As a result, much of the Healthcare Net Lease segment activity and assets are classified as discontinued operations in our consolidated balance sheets and consolidated statements of operations. For additional information, see Note 3, Discontinued Operations, in our consolidated financial statements for the three months ended March 31, 2010.

Liquidity and Capital Resources

Liquidity is a measure of our sources of funds available to meet our obligations as they arise. We require cash to fund new and existing commercial loan commitments, repay and service indebtedness, make new investments, fund net deposit outflows and pay expenses related to general business operations. Our sources of liquidity are cash and cash equivalents, new borrowings and deposits, proceeds from asset sales, servicing fees from securitizations and credit facilities, principal and interest collections, lease payments and additional equity and debt financings.

We separately manage the liquidity of CapitalSource Bank and the Parent Company. Our liquidity forecasts indicate that we have adequate liquidity to conduct our business. These forecasts are based on our business plans for the Parent Company and CapitalSource Bank and assumptions related to expected cash inflows and outflows that we believe are reasonable; however, we cannot assure you that our forecasts or assumptions will prove to be accurate. Some of our liquidity sources such as cash and deposits are generally available on an immediate basis. Other sources of liquidity, such as proceeds from asset sales, borrowings on existing facilities and the ability to generate additional liquidity through new equity or debt financings, are less certain and less immediate, are in some cases restricted by our existing indebtedness or borrowing availability, and are dependent on and subject to market and economic conditions and the willingness of counterparties to enter into transactions with us. Accordingly, these sources of additional liquidity may not be sufficient or accessible to meet our needs.

Unless otherwise specified, the figures presented in the following paragraphs are based on current forecasts and take into account activity since March 31, 2010. The information contained in this section should be read in conjunction with, and is subject to and qualified by the information set forth in our Risk Factors and the Cautionary Note Regarding Forward Looking Statements in our Form 10-K for the year ended December 31, 2009.

CapitalSource Bank Liquidity

Our liquidity forecast is based on our business plan to originate substantially all new loans through CapitalSource Bank, and our expectations regarding the net growth in the commercial loan portfolio at CapitalSource Bank and the repayment of the “A” Participation Interest. Through deposits, cash flow from operations, payments of principal and interest on loans and the “A” Participation Interest, cash equivalents, investments, capital contributions from the Parent Company, borrowings from the FHLB SF and access to other funding sources, we intend to maintain sufficient liquidity at CapitalSource Bank to fund commercial loan commitments and operations as well as to maintain minimum ratios required by our regulators.

CapitalSource Bank uses its liquidity to fund new loans and investment securities, fund commitments on existing loans, fund net deposit outflows and pay operating expenses, including intercompany payments to the Parent Company for origination and other services performed on its behalf. CapitalSource Bank operates in accordance with the conditions imposed in connection with regulatory approvals obtained upon its formation, including requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well-capitalized” under relevant banking regulations, and a ratio of tangible equity to tangible assets of not less than 10% for its first three years of operations. In addition, we have a policy to maintain 10% of CapitalSource Bank’s assets in cash, cash equivalents and investments. In accordance with regulatory guidance, we have identified, modeled and planned for the financial, capital and liquidity impact of various events and scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, a material increase in loan funding obligations, a material increase in credit costs or any combination of these events for CapitalSource Bank. We anticipate that CapitalSource Bank would be able to maintain sufficient liquidity and ratios in excess of its required minimum ratios in these events and scenarios.

CapitalSource Bank’s primary source of liquidity is deposits, most of which are in the form of certificates of deposit. At March 31, 2010, deposits at CapitalSource Bank were $4.6 billion. We believe we will be able to maintain a sufficient level of deposits to fund CapitalSource Bank.

As of March 31, 2010, CapitalSource Bank had $439.6 million of cash and cash equivalents and restricted cash and $1.5 billion in investment securities, available-for-sale. As of March 31, 2010, the amount of CapitalSource Bank’s unfunded commitments to extend credit with respect to existing loans was $927.3 million. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparable damage our reputation in the market. We anticipate that CapitalSource Bank will have sufficient liquidity to satisfy these unfunded commitments.

Parent Company Liquidity

The Parent Company’s need for liquidity is less than in prior periods because our business plan is to make substantially all new commercial loans through CapitalSource Bank, and it is our expectation that the balance of our existing loan portfolio and other assets held in the Parent Company will run off over time. We intend to generate adequate liquidity at the Parent Company to cover our estimated funding obligations for commitments under existing loans, to repay recourse indebtedness, and to pay operating expenses. CapitalSource Bank is prohibited from paying dividends during its first three years of operations without consent from our regulators. Consequently, we do not anticipate that dividends from CapitalSource Bank will provide any liquidity to fund the operations of the Parent Company for the foreseeable future.

The Parent Company’s uses of liquidity include payments related to mandatory commitment reductions under our syndicated bank credit facility, debt service, operating expenses, any dividends that we may pay and the funding of unfunded commitments. For additional information, see Note 11, Borrowings, in our consolidated financial statements for the three months ended March 31, 2010, and Borrowings — Credit Facilities within this section.

Subject to restrictions in our existing indebtedness, sources of liquidity for the Parent Company include cash flows from operations, including, principal, interest, and lease payments, credit facility borrowings, equity and debt offerings, our ability to fund loans directly from our 2006-A term debt securitization, asset sales, including sales of REO, servicing fees from securitizations and credit facilities, and proceeds from the sale of Omega stock and, subject to the various conditions, future closings on asset sales to Omega. A portion of the proceeds from some of these activities is required to be used to make mandatory repayments on our indebtedness.

As of March 31, 2010, the Parent Company had $398.0 million of cash and cash equivalents and restricted cash. The amount of the Parent Company’s unfunded commitments to extend credit with respect to existing loans as of March 31, 2010 exceeded unused funding sources and unrestricted cash by $1.3 billion, a decrease of $28.9 million, or 2.2% from December 31, 2009. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. We expect that these unfunded commitments will continue to exceed the Parent Company’s available funds. Our failure to satisfy our full contractual funding commitments to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace

In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with all provisions of the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion to future fundings by us, and our clients may draw on these unfunded commitments at any time. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases pursuant to intercompany agreements to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion. In addition, in some cases we may be able to borrow additional amounts under our existing financing sources as we fund these unfunded commitments.

In addition to these unfunded commitments, pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of March 31, 2010, this facility was undrawn, but we cannot assure you that the FDIC will not require funding under this facility in the future.

Cash and Cash Equivalents and Restricted Cash

As of March 31, 2010 and December 31, 2009, we had $697.4 million and $1.2 billion, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. We had $140.2 million and $172.8 million of restricted cash as of March 31, 2010 and December 31, 2009, respectively. For additional information about our cash, cash equivalents and restricted cash, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our consolidated financial statements for the three months ended March 31, 2010.

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

Deposits

Deposits gathered through 22 retail bank branches are the primary source of funding for CapitalSource Bank. As of March 31, 2010 and December 31, 2009, CapitalSource Bank had deposits totaling $4.6 billion and $4.5 billion, respectively. For additional information about our deposits, see Note 9, Deposits, in our consolidated financial statements for the three months ended March 31, 2010.

Borrowings

As of March 31, 2010 and December 31, 2009, we had outstanding borrowings totaling $4.6 billion and $5.0 billion, respectively. For additional information on our borrowings, see Note 11, Borrowings, in our consolidated financial statements for the three months ended March 31, 2010 included herein, and Note 12, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2009 included in our Form 10-K.

Our maximum facility amounts, amounts outstanding and unused capacity as of March 31, 2010, were as follows:

	Maximum
	Facility	Amount	Unused
	Amount	Outstanding	Capacity
	($ in thousands)

Credit facilities(1)	$543,889	$407,833	$136,056
Term debt	2,740,343	2,681,107	59,236
Other borrowings	2,379,071	1,472,403	906,668

Total	$5,663,303	$4,561,343	$1,101,960

(1)	As of April 19, 2010, unused capacity was reduced by $79.1 million in connection with the maturity of the revolving period under one of our credit facilities. The amount shown is not reduced by issued and outstanding letters of credit totaling $50.1 million as of March 31, 2010, which further limit our ability to utilize capacity.

As of March 31, 2010 and December 31, 2009, approximately 79% and 80%, respectively, of our debt was secured by our assets.

Credit Facilities

As of March 31, 2010, our credit facilities’ commitments and principal amounts outstanding were as follows:

	Committed	Principal
	Capacity	Outstanding
	($ in thousands)

Credit Facilities:
CS Funding III secured credit facility scheduled to mature May 29, 2012(1)	$30,970	$30,970
CS Funding VII secured credit facility scheduled to mature April 17, 2012(2)	190,613	111,471
CS Europe secured credit facility scheduled to mature May 28, 2010(1)(3)	115,157	115,157
CS Inc. syndicated bank credit facility scheduled to mature December 31, 2011	207,149	150,235

Total credit facilities	$543,889	$407,833

(1)	These credit facilities are in their amortization periods so that committed capacities equal principal outstanding. In the absence of a default and, until the final maturity date, amounts due under these facilities are repaid from principal and interest proceeds from the respective collateral pools.

(2)	The revolving period under this credit facility matured on April 19, 2010 and, in the absence of a default, amounts due under this credit facility are to be repaid from principal and interest proceeds from the collateral pool.

(3)	CS Europe is a €85.2 million multi-currency facility with borrowings denominated in Euro or British Pound Sterling. The amounts presented were translated to USD using the applicable spot rates on March 31, 2010.

Term Debt

As of March 31, 2010 and December 31, 2009, the outstanding balances of our term debt securitizations were $2.4 billion and $2.7 billion, respectively. As of March 31, 2010 and December 31, 2009, our 2014 Senior Secured Notes had balances of $283.6 million and $282.9 million, respectively, net of unamortized discounts of $16.4 million and $17.1 million, respectively.

Convertible Debt

As of March 31, 2010 and December 31, 2009, the outstanding aggregate balances of our convertible debt were $545.3 million and $561.3 million, respectively, net of unamortized discounts of $15.4 million and $18.7 million as of March 31, 2010 and December 31, 2009, respectively.

Subordinated Debt

As of March 31, 2010 and December 31, 2009, the outstanding balances of our subordinated debt were $437.6 million and $439.7 million, respectively.

Mortgage Debt

As of March 31, 2010 and December 31, 2009, the outstanding balances of our mortgage debt were $261.5 million and $262.8 million, respectively.

FHLB SF Borrowings and Federal Reserve Bank Credit Program

As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of March 31, 2010 equal to 20% of CapitalSource Bank’s total assets. As of March 31, 2010 and December 31, 2009, the maximum financing available under this formula was $1.1 billion. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of March 31, 2010, collateral with an estimated fair value of $1.0 billion was pledged to the FHLB SF creating aggregate borrowing capacity of $992.0 million. As of March 31, 2010 and December 31, 2009, there was $225.0 million and $200.0 million, respectively, of principal outstanding and a letter of credit in the amount of $0.8 million outstanding as of both dates. As of March 31, 2010 and December 31, 2009, our unused borrowing capacity was $766.2 million and $764.4 million, respectively.

In June 2009, CapitalSource Bank was approved for the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of March 31, 2010, collateral with an estimated fair value of $187.2 million had been pledged under this program and there were no borrowings outstanding under this program.

Commitments, Guarantees & Contingencies

As of March 31, 2010 and December 31, 2009, we had unfunded commitments to extend credit to our clients of $2.7 billion and $2.8 billion, respectively. Additional information on these contingencies is included in Note 20, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K, and Liquidity and Capital Resources — Parent Company Liquidity herein.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next 15 years and contain provisions for certain annual rental escalations. For additional information, see Note 20, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements. As of March 31, 2010 and December 31, 2009, we had issued $178.3 million and $182.5 million, respectively, in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. Addition information on these contingencies is included in Note 17, Commitments and Contingencies, in our consolidated financial statements for the three months ended March 31, 2010 and in Note 20, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

As of March 31, 2010 and December 31, 2009, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our direct real estate investment properties. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of March 31, 2010 and December 31, 2009, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded in our consolidated balance sheet as of March 31, 2010 and December 31, 2009.

In July 2009, we entered into a limited guarantee for the principal balance and any accrued interest and unpaid fees with respect to indebtedness owing by a company in which we hold an investment. The guarantee can be called by the lender on the earlier of an acceleration of our syndicated bank credit facility and April 9, 2011. As of March 31, 2010, the principal amount guaranteed was $18.7 million. We have determined that we are not required to recognize the assets and liabilities of this entity for financial statement purposes as of March 31, 2010.

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

Concentrations of Credit Risk

In our normal course of business, we engage in commercial lending and leasing activities with clients primarily throughout the United States. As of March 31, 2010, the single largest industry concentration was healthcare and social assistance, which made up approximately 21% of our commercial loan portfolio. As of March 31, 2010, taken in the aggregate, non-healthcare commercial real estate made up approximately 27% of our commercial loan portfolio. As of March 31, 2010, the largest geographical concentration was Florida, which made up approximately 12% of our commercial loan portfolio. As of March 31, 2010, the single largest industry concentration in our direct real estate investment portfolio was skilled nursing, which made up approximately 99% of the investments. As of March 31, 2010, the largest geographical concentration in our direct real estate investment portfolio was Florida, which made up approximately 45% of the investments.

As of March 31, 2010, $1.7 billion, or 21%, of our portfolio consisted of loans to seven clients with aggregate loan balances that are individually greater than $100.0 million. Of this amount, loans to one commercial real estate client totaling $157.0 million were on non-accrual. The remaining $1.5 billion of loans, including a $165.7 million land loan to one client, were performing; however, if any of these loans were to experience problems, it could have a material adverse impact on our financial condition or results of operations.

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

For additional information on our derivatives, see Note 22, Derivative Instruments, of our audited consolidated financial statements for the year ended December 31, 2009 included in our Form 10-K.

Interest Rate Risk Management

Interest rate risk in our normal course of business refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our commercial loan portfolio bears interest at a spread to the LIBOR rate or a prime-based rate with most of the remainder bearing interest at a fixed rate. The majority of our borrowings bear interest at a spread to LIBOR or CP, with the remainder bearing interest at a fixed rate. Our deposits are fixed rate, but at short terms. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below. For additional information, see Note 18, Derivative Instruments, in our consolidated financial statements for the three months ended March 31, 2010.

The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to the combined portfolios of our segments as of March 31, 2010, were as follows ($ in thousands):

Rate Change
(Basis Points)

− 100	$1,956
− 50	2,151
+ 50	(21,384)
+ 100	(41,836)

For the purpose of the above analysis, we included loans, direct real estate investments, borrowings, deposits and derivatives. In addition, we assumed an 82% advance rate on our variable rate borrowings, that LIBOR does not fall below 0.15% for loans and borrowings, and that the prime rate does not fall below 3.0% for loans.

Approximately 55% of the aggregate outstanding principal amount of our commercial loans had interest rate floors as of March 31, 2010. Of the loans with interest rate floors, approximately 95% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of March 31, 2010, were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Below the interest rate floor	$4,191,263	52%
Exceeding the interest rate floor	106,093	1
At the interest rate floor	124,192	2
Loans with no interest rate floor	3,580,386	45

Total	$8,001,934	100%

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

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K. Accounting estimates are considered critical if the estimate requires management to make assumptions and judgments about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. We have established detailed policies and procedures to ensure that the assumptions and judgments surrounding these areas are adequately controlled, independently reviewed and consistently applied from period to period. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates. Our critical accounting estimates are described in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for additional information on our derivatives, see Note 18, Derivative Instruments, in our consolidated financial statements for the three months ended March 31, 2010, and Note 23, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2009 included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2010 was as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate
			Shares Purchased	Dollar Value)
	Total Number	Average	as Part of Publicly	that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

January 1 — January 31, 2010	58,875	$4.81	—	—
February 1 — February 28, 2010	60,929	5.35	—	—
March 1 — March 31, 2010	47,706	5.76	—	—

Total	167,510	5.28	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date May 5, 2010	/s/ STEVEN A. MUSELES Steven A. Museles Director and Co-Chief Executive Officer (Principal Executive Officer)

Date May 5, 2010	/s/ JAMES J. PIECZYNSKI James J. Pieczynski Director and Co-Chief Executive Officer (Principal Executive Officer)

Date May 5, 2010	/s/ DONALD F. COLE Donald F. Cole Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2010	/s/ BRYAN D. SMITH Bryan D. Smith Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No		Description

3.1		Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008)(incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2		Amended and Restated Bylaws (composite version; reflects all amendments through November 15, 2009)(incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on November 17, 2009).
10.1		Amendment No. 3 to Lease dated April 8, 2010, by and between Wisconsin Place Office LLC and CapitalSource Finance LLC.†
10.2		Credit Agreement dated as of March 14, 2006, among CapitalSource Inc., as borrower, the guarantors and lenders as listed in the Credit Agreement, Wells Fargo Bank, N.A. (f/k/a Wachovia Bank, National Association), as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as issuing lender, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC), as sole bookrunner and lead arranger, and Bank of Montreal, Barclays Bank PLC and SunTrust Bank, as co-documentation agents (composite version; reflects all amendments through February 24, 2010)(incorporated by reference to exhibit 10.9 to the Form 10-K filed by CapitalSource on March 1, 2010).
10.3		Sale and Servicing Agreement dated as of May 29, 2009, by and among CSE QRS Funding I LLC, as a seller, CapitalSource Funding III LLC, as a seller, CSE Mortgage LLC, as QRS originator, CapitalSource Finance LLC, as CS III originator and servicer, CS Europe Finance Limited, as a guarantor, and CS UK Finance Limited, as a guarantor, each of the conduit purchasers and the institutional purchasers from time to time party thereto, Wachovia Bank, National Association (“WBNA”), as a purchaser, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC), as administrative agent and WBNA agent, and Wells Fargo Bank, National Association, as backup servicer and collateral custodian (composite version; reflects all amendments through February 24, 2010).†
10.4		Second Amended and Restated Sale and Servicing Agreement by and among CS Funding VII Depositor LLC, as the seller, CapitalSource Finance LLC, as the servicer and originator, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (composite version; reflects all amendments through February 26, 2010).†
10.5		Deed of Amendment Relating to the Servicing Agreement dated February 24, 2010, between CS UK Finance Limited and CS Europe Finance Limited, as borrowers, CapitalSource Finance LLC, as servicer, CapitalSource Europe Limited, as subservicer and parent, CapitalSource UK Limited, as parent, Wachovia Bank, N.A., as administrative agent and security trustee, and Wachovia Securities International Ltd., as lead arranger and sole bookrunner (incorporated by reference to exhibit 10.17.1 to the Form 10-K filed by CapitalSource on March 1, 2010).
10.6		Fourth Amended and Restated Sale and Servicing Agreement by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (composite version; reflects all amendments through February 26, 2010).†
10	.7*	Form of Restricted Stock Agreement (2010).†
10	.8*	Form of Restricted Stock Agreement for Directors (April 2010).†
10	.9*	Form of Restricted Stock Unit Agreement (2010).†
10	.10*	Form of Restricted Stock Unit Agreement for Directors (April 2010).†
12.1		Ratio of Earnings to Fixed Charges.†
31	.1.1	Rule 13a — 14(a) Certification of Chairman of the Board and Co-Chief Executive Officer.†
31	.1.2	Rule 13a — 14(a) Certification of Chairman of the Board and Co-Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 Certifications.†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement