Form 10-Q
period 2010-06-30
CAPITALSOURCE INC
filed 2010-08-03
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 323,275,671.

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2010 and 2009	4
	Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended June 30, 2010	5
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and 2009	6
	Notes to the Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	78
Item 4.	Controls and Procedures	78

PART II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 5.	Other information	79
Item 6.	Exhibits	85
Signatures		86
Index to Exhibits		87
EX-10.1
EX-10.3
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-12.1
EX-31.1.1
EX-31.1.2
EX-31.2
EX-32
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CapitalSource Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$720,925	$1,171,195
Restricted cash (including $121.5 million and $98.1 million, respectively, of cash that can be used only to settle obligations of consolidated VIEs)	156,117	168,468
Investment securities:
Available-for-sale, at fair value	1,521,962	960,591
Held-to-maturity, at amortized cost	204,551	242,078

Total investment securities	1,726,513	1,202,669
Commercial real estate “A” Participation Interest, net	170,458	530,560
Loans:
Loans held for sale	58,444	670
Loans held for investment	7,614,262	8,281,570
Less deferred loan fees and discounts	(128,228)	(146,329)
Less allowance for loan losses	(578,633)	(586,696)

Loans held for investment, net (including $2.4 billion and $3.1 billion, respectively, of loans that can be used only to settle obligations of consolidated VIEs)	6,907,401	7,548,545

Total loans	6,965,845	7,549,215
Interest receivable	68,073	87,647
Other investments	84,469	96,517
Goodwill	173,135	173,135
Other assets	633,684	656,994
Assets of discontinued operations, held for sale	—	624,650

Total assets	$10,699,219	$12,261,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,570,466	$4,483,879
Credit facilities	316,007	542,781
Term debt (including $2.0 billion and $2.7 billion, respectively, in obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.)	2,262,573	2,956,536
Other borrowings	1,233,702	1,204,074
Other liabilities	349,683	363,293
Liabilities of discontinued operations	—	527,228

Total liabilities	8,732,431	10,077,791
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 322,519,449 and 323,042,613 shares issued and outstanding, respectively)	3,225	3,230
Additional paid-in capital	3,916,050	3,909,364
Accumulated deficit	(1,948,306)	(1,748,822)
Accumulated other comprehensive (loss) income, net	(4,181)	19,361

Total CapitalSource Inc. shareholders’ equity	1,966,788	2,183,133
Noncontrolling interests	—	126

Total shareholders’ equity	1,966,788	2,183,259

Total liabilities and shareholders’ equity	$10,699,219	$12,261,050

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Unaudited)
	($ in thousands, except per share data)

Net investment income:
Interest income:
Loans	$146,559	$200,157	$300,943	$423,355
Investment securities	15,619	13,469	30,210	34,022
Other	304	913	877	2,655

Total interest income	162,482	214,539	332,030	460,032
Fee income	5,663	5,808	12,105	11,667

Total investment income	168,145	220,347	344,135	471,699
Interest expense:
Deposits	15,279	29,959	31,637	68,346
Borrowings	46,277	77,807	95,849	167,270

Total interest expense	61,556	107,766	127,486	235,616

Net investment income	106,589	112,581	216,649	236,083
Provision for loan losses	25,262	203,847	244,202	359,114

Net investment income (loss) after provision for loan losses	81,327	(91,266)	(27,553)	(123,031)
Operating expenses:
Compensation and benefits	29,423	34,808	63,606	69,845
Professional fees	8,497	11,661	18,867	28,870
Other administrative expenses	15,671	21,690	34,323	38,529

Total operating expenses	53,591	68,159	116,796	137,244
Other income (expense):
Gain (loss) on investments, net	10,257	(4,967)	16,336	(21,094)
Loss on derivatives	(3,614)	(1,333)	(7,951)	(2,019)
Gain on residential mortgage investment portfolio	—	—	—	15,311
Gain (loss) on extinguishment of debt	398	4,565	1,096	(52,563)
Net expense of real estate owned and other foreclosed assets	(43,175)	(4,731)	(83,667)	(23,479)
Other (expense) income, net	(1,298)	(5,219)	10,832	(1,438)

Total other expense	(37,432)	(11,685)	(63,354)	(85,282)

Net loss from continuing operations before income taxes	(9,696)	(171,110)	(207,703)	(345,557)
Income tax (benefit) expense	(4,174)	89,441	16,832	34,100

Net loss from continuing operations	(5,522)	(260,551)	(224,535)	(379,657)
Net income from discontinued operations, net of taxes	2,166	13,045	9,489	26,624
Net gain from sale of discontinued operations, net of taxes	21,696	937	21,696	2,144

Net income (loss)	18,340	(246,569)	(193,350)	(350,889)
Net loss attributable to noncontrolling interests	—	(22)	—	(38)

Net income (loss) attributable to CapitalSource Inc.	$18,340	$(246,547)	$(193,350)	$(350,851)

Basic income (loss) per share:
From continuing operations	$(0.02)	$(0.87)	$(0.70)	$(1.29)
From discontinued operations	$0.08	$0.05	$0.10	$0.10
Attributable to CapitalSource Inc.	$0.06	$(0.82)	$(0.60)	$(1.19)
Diluted income (loss) per share:
From continuing operations	$(0.02)	$(0.87)	$(0.70)	$(1.29)
From discontinued operations	$0.08	$0.05	$0.10	$0.10
Attributable to CapitalSource Inc.	$0.06	$(0.82)	$(0.60)	$(1.19)
Average shares outstanding:
Basic	320,802,358	299,452,870	320,547,818	294,818,311
Diluted	320,802,358	299,452,870	320,547,818	294,818,311
Dividends declared per share	$0.01	$0.01	$0.02	$0.02

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

	CapitalSource Inc. Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive		Total
	Common	Paid-In	Accumulated	Income	Noncontrolling	Shareholders’
	Stock	Capital	Deficit	(Loss), Net	Interests	Equity
			(Unaudited)
			($ in thousands)

Total shareholders’ equity as of December 31, 2009	$3,230	$3,909,364	$(1,748,822)	$19,361	$126	$2,183,259
Net loss	—	—	(193,350)	—	—	(193,350)
Other comprehensive loss:
Unrealized loss, net of tax	—	—	—	(23,542)	—	(23,542)

Total comprehensive loss						(216,892)
Divestiture of noncontrolling interests	—	—	—	—	(126)	(126)
Dividends paid	—	(351)	(6,134)	—	—	(6,485)
Stock option expense	—	2,402	—	—	—	2,402
Exercise of options	1	346	—	—	—	347
Restricted stock activity	(6)	4,289	—	—	—	4,283

Total shareholders’ equity as of June 30, 2010	$3,225	$3,916,050	$(1,948,306)	$(4,181)	$—	$1,966,788

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	($ in thousands)

Operating activities:
Net loss	$(193,350)	$(350,889)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock option expense	2,402	2,395
Restricted stock expense	6,141	13,974
(Gain) loss on extinguishment of debt	(1,096)	52,563
Amortization of deferred loan fees and discounts	(38,771)	(40,869)
Paid-in-kind interest on loans	6,143	(9,298)
Provision for loan losses	244,202	359,114
Provision for unfunded commitments	(510)	—
Amortization of deferred financing fees and discounts	30,925	33,084
Depreciation and amortization	523	22,974
Provision for deferred income taxes	25,066	10,775
Non-cash loss on investments, net	478	20,642
Gain on assets acquired through business combination	(3,724)	—
Non-cash loss on foreclosed assets and other property and equipment disposals	57,302	15,386
Unrealized (gain) loss on derivatives and foreign currencies, net	(13,110)	3,485
Unrealized gain on residential mortgage investment portfolio, net	—	(60,570)
Net decrease in mortgage-backed securities pledged, trading	—	1,485,133
Amortization of discount on residential mortgage investments	—	11
Accretion of discount on commercial real estate “A” participation interest	(8,222)	(13,569)
Decrease in interest receivable	20,367	9,291
Decrease in loans held for sale, net	7,507	25,282
(Increase) decrease in other assets	(6,095)	504,895
Decrease in other liabilities	(35,537)	(260,850)

Cash provided by operating activities	100,641	1,822,959
Investing activities:
Decrease in restricted cash	26,125	216,463
Decrease in mortgage-related receivables, net	—	134,202
Decrease in commercial real estate “A” participation interest, net	368,324	522,611
Decrease in loans, net	343,501	132,118
Assets acquired through business combination, net of cash acquired	(98,800)	—
Cash received for real estate	339,643	10,743
Acquisition of marketable securities, available for sale, net	(542,526)	(163,548)
Reduction (acquisition) of marketable securities, held to maturity, net	46,304	(201,154)
Reduction (acquisition) of other investments, net	20,352	(263)
Acquisition of property and equipment, net	(757)	(11,855)

Cash provided by investing activities	502,166	639,317
Financing activities:
Payment of deferred financing fees	(4,430)	(14,283)
Deposits accepted, net of repayments	86,892	(496,170)
Repayments under repurchase agreements, net	—	(1,595,750)
Repayments on credit facilities, net	(206,696)	(200,690)
Borrowings of term debt	14,784	26,000
Repayments of term debt	(710,160)	(589,555)
(Repayments) borrowings under other borrowings	(233,154)	78,769
Proceeds from issuance of common stock, net of offering costs	—	53
Repurchase of common stock	—	(800)
Proceeds from exercise of options	347	—
Payment of dividends	(6,485)	(6,006)

Cash used in financing activities	(1,058,902)	(2,798,432)

Decrease in cash and cash equivalents	(456,095)	(336,156)
Cash and cash equivalents as of beginning of period	1,177,020	1,338,563

Cash and cash equivalents as of end of period	$720,925	$1,002,407

Supplemental information:
Noncash transactions from investing and financing activities:
Third-party assumption of debt	$203,679	$—
Assets acquired through foreclosure	74,643	46,712
Exchange of common stock for convertible debentures	—	61,618
Conversion of noncontrolling interests into common stock	—	2,090

See accompanying notes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

CapitalSource Inc. (“CapitalSource,” and together with its subsidiaries other than CapitalSource Bank and its subsidiaries, the “Parent Company”), a Delaware corporation, is a commercial lender that, through its wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. Prior to the formation of CapitalSource Bank, CapitalSource conducted its commercial lending business through its other subsidiaries. Subsequent to CapitalSource Bank’s formation, substantially all new loans have been originated at CapitalSource Bank. The Parent Company’s commercial lending activities consist primarily of satisfying its existing commitments made prior to CapitalSource Bank’s formation and receiving payments on its existing loan portfolio. Consequently, we expect that our loans at the Parent Company will gradually run off, while CapitalSource Bank’s loan portfolio will continue to grow.

For the three and six months ended June 30, 2010 and 2009, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment, and consequently we have presented the financial condition and results of operations within our Healthcare Net Lease segment as discontinued operations for all periods presented. Beginning July 1, 2010, we began operating as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance.

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

Reclassifications

Certain amounts in prior period consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of certain deferred fees and loan discounts from fee income to interest income or other income in our consolidated statements of operations and the reclassification of certain escrows from interest receivable to loans held for investment or other liabilities in our consolidated balance sheets.

Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December 31, 2009, included in our Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on the accounting for transfers and servicing of financial assets and extinguishments of liabilities and established additional disclosures about transfers of financial assets, including securitization transactions, and the nature of an entity’s continuing exposure to the risks related to transferred financial assets. The amendment applies to all entities and eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 for all transfers occurring subsequent to the adoption date. We adopted this guidance on January 1, 2010, and it did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance changing how a reporting entity determines when an entity referred to as a variable interest entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also requires enhanced disclosures about variable interest entities that provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity and ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It does not change the existing scope for accounting and assessment of variable interest entities; however, it includes entities that were previously considered qualifying special-purpose entities, as the concept of a qualifying special-purpose entity was eliminated. This guidance is effective for the first annual reporting period that begins after November 15, 2009. We adopted this guidance on January 1, 2010. As further explained in Note 5, Commercial Lending Assets and Credit Quality, our adoption resulted in an increase in our number of variable interest entities. This increase is primarily the result of borrowers that have undergone troubled debt restructuring transactions, requiring us to reconsider whether the borrowers qualify as variable interest entities. However, based on our analysis of each transaction, we have not met the characteristics of a primary beneficiary with respect to these entities, and thus, do not consolidate them. As a result, our adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In June 2010, we completed the sale of our remaining 103 long-term healthcare facilities to Omega Healthcare Investors, Inc. (“Omega”). We sold these facilities for approximately $94.7 million in cash, approximately 176,000 shares of Omega common stock valued at $3.3 million, and the assumption or repayment of $463.2 million in debt associated with the facilities. In addition, we received approximately 819,000 shares of Omega common stock valued at $15.2 million in consideration for certain escrows assigned to Omega at close. The consideration for these sales was in addition to approximately 1.3 million shares of Omega common stock valued at $25.0 million we received in December 2009 in consideration for granting to Omega a non-refundable option to purchase certain of the sold facilities. We recognized a pre-tax gain of $21.7 million on these sales.

As a result of these sales, we exited the skilled nursing home ownership business. Consequently, we have presented the financial condition and results of operations of assets within our Healthcare Net Lease segment as

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business.

The condensed balance sheets as of June 30, 2010 and December 31, 2009 for our discontinued operations were as follows:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Assets:
Cash and cash equivalents and restricted cash	$—	$19,599
Direct real estate investments, net	—	554,157
Other assets	—	50,894

Total assets	$—	$624,650

Liabilities:
Mortgage debt	$—	$447,683
Notes payable	—	20,000
Other liabilities	—	59,545

Total liabilities	$—	$527,228

The condensed statements of operations for the three and six months ended June 30, 2010 and 2009 for our discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		($ in thousands)

Revenue:
Operating lease income	$13,484	$27,406	$28,750	$55,286
Expenses:
Interest	10,670	3,099	15,183	6,284
Depreciation	—	8,838	2,540	17,802
General and administrative	658	763	1,481	993
Other (income) expense	(10)	78	57	284

Total expenses	11,318	12,778	19,261	25,363
Gain from sale of discontinued operations	21,696	1,092	21,696	2,499
Income tax expense	—	1,738	—	3,654

Net income attributable to discontinued operations	$23,862	$13,982	$31,185	$28,768

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Cash and Cash Equivalents and Restricted Cash

As of June 30, 2010 and December 31, 2009, our cash and cash equivalents and restricted cash balances were as follows:

	June 30, 2010		December 31, 2009
	Unrestricted	Restricted	Unrestricted	Restricted
		($ in thousands)

Cash and cash equivalents and restricted cash from continuing operations:
Cash and due from banks(1)	$555,385	$45,180	$566,711	$24,575
Interest-bearing deposits in other banks(2)	7,461	7,556	16,331	7,012
Other short-term investments(3)	158,079	103,381	418,176	136,881
Investment securities(4)	—	—	169,977	—

Total cash and cash equivalents and restricted cash from continuing operations:	720,925	156,117	1,171,195	168,468
Cash and cash equivalents and restricted cash from discontinued operations:
Cash and due from banks	—	—	5,825	13,774

Total cash and cash equivalents and restricted cash	$720,925	$156,117	$1,177,020	$182,242

(1)	Includes principal and interest collections, including those related to loan assets held by securitization trusts or pledged to credit facilities. A portion of these collections are invested in money market funds that invest primarily in U.S. Treasury securities. Cash and due from banks for CapitalSource Bank were $224.1 million and $235.6 million as of June 30, 2010 and December 31, 2009, respectively. Included in these balances for CapitalSource Bank were $118.3 million and $119.1 million in deposits at the Federal Reserve Bank (“FRB”) as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, $9.0 million of the cash and due from banks for CapitalSource Bank were restricted. As of December 31, 2009, the cash and due from banks were not restricted.

(2)	Represents principal and interest collections on loan assets pledged to credit facilities.

(3)	Represents principal and interest collections, including those related to loan assets held by securitization trusts or pledged to credit facilities and also includes short-term investments held by CapitalSource Bank. Principal and interest collections are invested in money market funds that invest primarily in U.S. Treasury securities. The CapitalSource Bank cash is invested in (i) short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P), P1 (Moody’s) or F1 (Fitch), and (ii) in money market funds that invest primarily in U.S. Treasury and Agency securities and repurchase agreements secured by the same.

(4)	Includes discount notes with AAA ratings totaling $170.0 million as of December 31, 2009 issued by the Federal Home Loan Bank System (“FHLB”) of San Francisco (“FHLB SF”), Fannie Mae or Freddie Mac. These investments have a remaining weighted average maturity of 61 days as of December 31, 2009. We did not hold any such investment securities as of June 30, 2010.

Note 5.	Commercial Lending Assets and Credit Quality

As of June 30, 2010 and December 31, 2009, our commercial lending assets had an outstanding balance of $7.8 billion and $8.8 billion, respectively. Included in these amounts were loans held for investment, loans held for sale, and a commercial real estate participation interest (“the “A” Participation Interest”). As of June 30, 2010 and December 31, 2009, interest and fee receivables totaled $62.3 million and $83.3 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Real Estate “A” Participation Interest

As of June 30, 2010, the carrying value of the “A” Participation Interest was $170.5 million, representing our share of a $2.7 billion pool of commercial real estate loans and related assets, net of a remaining purchase discount of $1.3 million. The activity with respect to the “A” Participation Interest for the six months ended June 30, 2010 was as follows ($ in thousands):

“A” Participation Interest as of December 31, 2009	$530,560
Principal payments	(368,324)
Discount accretion	8,222

“A” Participation Interest as of June 30, 2010	$170,458

The “A” Participation Interest is reported at the outstanding principal balance less the associated discount. Interest income on the “A” Participation Interest is accrued as earned and recorded as a component of interest income on loans in our consolidated statements of operations. The discount is accreted into interest income over the estimated life of the instrument using the interest method. During the three and six months ended June 30, 2010, we recognized $3.4 million and $11.2 million, respectively, in interest income (including accretion) on the “A” Participation Interest, and during the three and six months ended June 30, 2009, we recognized $7.4 million and $24.6 million, respectively, in interest income (including accretion) on the “A” Participation Interest.

As of June 30, 2010 and December 31, 2009, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value in our consolidated balance sheets. During the three and six months ended June 30, 2010, we recognized net pre-tax losses on the sale of loans of $0.1 million and $40,000, respectively. During the six months ended June 30, 2009, we recognized a net pre-tax loss of $3.0 million on the sale of loans. As of June 30, 2010 and December 31, 2009, loans held for sale with an outstanding balance of $51.4 million and $0.7 million, respectively, were classified as non-accrual loans.

During the three and six months ended June 30, 2010, loans held for investment with a carrying amount of $55.2 million and $92.8 million were transferred to loans held for sale based on management’s intent with respect to the loans, resulting in $7.5 million in losses due to valuation adjustments for both periods. Charge offs at time of transfer were $7.6 million and $8.4 million for the three and six months ended June 30, 2010, respectively.

Loans Held for Investment

Loans held for investment are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. We maintain an allowance for loan losses for loans held for investment, which is calculated based on management’s estimate of incurred loan losses inherent in our loan portfolio as of the balance sheet date. Activity in the allowance for loan losses related to our loans held for investment for the six months ended June 30, 2010 and 2009, respectively, was as follows:

	Six Months Ended June 30,
	2010	2009
	($ in thousands)

Balance as of beginning of period	$586,696	$423,844
Provision for loan losses	244,202	310,149
Charge offs, net of recoveries	(252,265)	(286,265)

Balance as of end of period	$578,633	$447,728

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2010 and December 31, 2009, the principal balances of contractually delinquent accruing loans and non-accrual loans were as follows:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Accruing loans 30-89 days contractually delinquent	$24,763	$95,268
Accruing loans 90 or more days contractually delinquent	87,281	66,993
Non-accrual loans	1,074,978	1,067,415

Of our non-accrual loans, $75.1 million were 30-89 days delinquent and $335.9 million were over 90 days delinquent as of June 30, 2010, and $182.5 million were 30-89 days delinquent and $387.8 million were over 90 days delinquent as of December 31, 2009.

We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us. As of June 30, 2010 and December 31, 2009, the carrying value of impaired loans was $598.0 million and $597.4 million, respectively, net of allocated reserves of $152.1 million and $116.5 million, respectively. As of June 30, 2010 and December 31, 2009, we had loans with a carrying value of $707.1 million and $517.1 million, respectively, that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal amounts due.

The average balances of impaired loans during the three and six months ended June 30, 2010 were $1.4 billion and $1.3 billion, respectively, and were $970.0 million and $914.9 million, respectively, during the three and six months ended June 30, 2009. The total amounts of interest income that were recognized on impaired loans during the three and six months ended June 30, 2010 were $5.7 million and $10.8 million, respectively, and were $9.2 million and $14.6 million, respectively, during the three and six months ended June 30, 2009. The amounts of cash basis interest income that were recognized on impaired loans during the three and six months ended June 30, 2010 were $0.2 million and $0.3 million, respectively. There was no cash basis interest income recognized on impaired loans during the three and six months ended June 30, 2009. If the non-accrual loans had performed in accordance with their original terms, interest income would have been increased by $39.9 million and $79.4 million, respectively, for the three and six months ended June 30, 2010, and $29.1 million and $51.9 million, respectively, for the three and six months ended June 30, 2009.

During the three and six months ended June 30, 2010, loans with an aggregate carrying value, which includes principal, deferred fees and accrued interest, of $361.0 million and $561.9 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. During the three and six months ended June 30, 2009, loans with an aggregate carrying value of $192.6 million and $367.4 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. As of June 30, 2010 and December 31, 2009, the balance of loans that had been restructured in troubled debt restructurings was $531.4 million and $426.4 million, respectively. Additionally, loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring. A loan that has been involved in a troubled debt restructuring might no longer be assessed as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The allocated reserves for loans that were involved in troubled debt restructurings were $34.5 million and $25.1 million as of June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010, CapitalSource Bank had loans held for investment with an unpaid principal balance of $20.6 million pledged to the FHLB as collateral for its financing facility. There were no loans pledged at December 31, 2009.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreclosed Assets

Real Estate Owned (“REO”)

When we foreclose on a real estate asset that collateralizes a loan, we record the asset at its estimated fair value less costs to sell at the time of foreclosure if the related REO is classified as held for sale. Upon foreclosure, we evaluate the asset’s fair value as compared to the loan’s carrying amount and record a charge off when the carrying amount of the loan exceeds fair value less costs to sell. For REO determined to be held for sale, subsequent valuation adjustments are recorded as a valuation allowance, which is recorded as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations. REO that does not meet the criteria of held for sale is classified as held for use and depreciated, and is recorded at its fair value. Fair value adjustments on REO held for use are recorded only if the carrying amount of an asset is not recoverable and exceeds its fair value. We estimate fair value at the asset’s liquidation value, based on market conditions.

As of June 30, 2010 and December 31, 2009, we had $139.0 million and $101.4 million, respectively, of REO classified as held for sale, which was recorded in other assets in our consolidated balance sheets. Activity in REO held for sale for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		($ in thousands)

Balance as of beginning of period	$136,277	$87,397	$101,401	$84,437
Acquired in business combination	2,014	—	2,014	—
Transfers from loans held for investment	23,765	15,402	78,331	36,723
Fair value adjustments	(11,186)	(550)	(27,234)	(16,625)
Transfers from REO held for use	—	—	2,850	—
Real estate sold	(11,920)	(7,100)	(18,412)	(9,386)

Balance as of end of period	$138,950	$95,149	$138,950	$95,149

During the three and six months ended June 30, 2010, we recognized losses of $1.1 million and $1.4 million, respectively, on the sales of REO held for sale as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations. During the three and six months ended June 30, 2009, we recognized losses of $1.7 million and $1.8 million, respectively, on the sales of REO as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations.

As of June 30, 2010 and December 31, 2009, we had $4.8 million and $19.7 million, respectively, of REO classified as held for use, which was recorded in other assets in our consolidated balance sheets. During the three and six months ended June 30, 2010, we recognized impairment losses of $5.6 million and $10.2 million, respectively, on REO held for use as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations. We did not record any impairment on REO held for use during three and six months ended June 30, 2009.

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of consumer loans, we record the acquired loans at the estimated fair value less costs to sell at the time of foreclosure. At the time of foreclosure, we record charge offs when the carrying amount of the original loan exceeds the fair value of the acquired loans. As of June 30, 2010 and December 31, 2009, we had $71.5 million and $127.2 million, respectively, of loans acquired through foreclosure, net of valuation allowances of $5.4 million and $2.8 million, respectively, which were recorded in other assets in our consolidated balance sheets. We recorded a provision for loan receivables losses of $23.7 million and $38.9 million related to loans acquired through foreclosure as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations for the three and six

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended June 30, 2010. We did not record a provision for loan receivables losses related to loans acquired through foreclosure for the three and six months ended June 30, 2009. We did not record any such valuation adjustments for the three and six months ended June 30, 2009.

Note 6.	Investments

Investment Securities, Available-for-Sale

As of June 30, 2010 and December 31, 2009, our investment securities, available-for-sale were as follows:

	June 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				($ in thousands)

Agency discount notes	$284,885	$114	$—	$284,999	$49,988	$8	$—	$49,996
Agency callable notes	180,721	1,270	(97)	181,894	252,175	143	(1,788)	250,530
Agency debt	106,051	642	(99)	106,594	24,430	315	(273)	24,472
Agency MBS	643,716	17,718	(541)	660,893	412,853	5,999	(462)	418,390
Non-agency MBS	153,041	1,879	(1,430)	153,490	152,913	1,031	(669)	153,275
Equity securities	32,039	2,234	(20)	34,253	51,074	2,246	(336)	52,984
Corporate debt	12,474	1,074	(3,608)	9,940	12,349	877	(3,608)	9,618
Collateralized loan obligation	—	—	—	—	1,018	308	—	1,326
U.S. Treasury bills	89,848	51	—	89,899	—	—	—	—

Total	$1,502,775	$24,982	$(5,795)	$1,521,962	$956,800	$10,927	$(7,136)	$960,591

Included in investment securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”), equity securities, corporate debt, an investment in a subordinated note of a collateralized loan obligation, and U.S. Treasury bills. CapitalSource Bank pledged investment securities, available-for-sale with an estimated fair value of $1.1 billion and $786.4 million, respectively, to the FHLB and $134.1 million and $18.1 million to the FRB as sources of borrowing capacity as of June 30, 2010 and December 31, 2009, respectively. CapitalSource Bank also pledged investment securities, available-for-sale with an estimated fair value of $39.9 million to a correspondent bank as collateral for letters of credit and foreign exchange contracts. There were no available-for-sale securities pledged for that purpose as of December 31, 2009.

During the three and six months ended June 30, 2010, we sold investment securities, available-for-sale for $19.5 million and $39.5 million, respectively, recognizing net pre-tax gains of $0.9 million and $1.6 million, respectively. During the three and six months ended June 30, 2009, we sold investment securities, available-for-sale for $17.5 million, recognizing net pre-tax gains of $0.4 million.

We recorded no other-than-temporary impairments during the three months ended June 30, 2010, and $0.3 million in other-than-temporary impairments during the six months ended June 30, 2010, as a component of gain (loss) on investments, net in our consolidated statements of operations. During the three and six months ended June 30, 2009, we recorded other-than-temporary impairments of $0.6 million and $13.1 million, respectively, related to the fair values of our collateralized loan obligation and corporate debt as a component of gain (loss) on investments, net in our consolidated statements of operations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and six months ended June 30, 2010, we recognized $5.7 million and $6.5 million, respectively, of net unrealized after-tax gains, related to our available-for-sale investment securities, as a component of accumulated other comprehensive income, net in our consolidated balance sheets.

As of June 30, 2010 and December 31, 2009, the gross unrealized losses and fair values of investment securities, available-for-sale, that were in unrealized loss positions were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
			($ in thousands)

As of June 30, 2010:
Agency callable notes	$(97)	$10,045	$—	$—	$(97)	$10,045
Agency debt	(54)	19,310	(45)	6,709	(99)	26,019
Agency MBS	(541)	30,881	—	—	(541)	30,881
Non-agency MBS	(1,430)	42,704	—	—	(1,430)	42,704
Equity securities	(20)	181	—	—	(20)	181
Corporate debt	(3,608)	—	—	—	(3,608)	—

Total	$(5,750)	$103,121	$(45)	$6,709	$(5,795)	$109,830

As of December 31, 2009:
Agency callable notes	$(1,788)	$209,397	$—	$—	$(1,788)	$209,397
Agency debt	—	—	(273)	15,167	(273)	15,167
Agency MBS	(462)	49,118	—	—	(462)	49,118
Non-agency MBS	(669)	48,868	—	—	(669)	48,868
Equity securities	—	—	(336)	178	(336)	178
Corporate debt	(3,608)	—	—	—	(3,608)	—

Total	$(6,527)	$307,383	$(609)	$15,345	$(7,136)	$322,728

We do not believe that any unrealized losses greater than 12 months in our available-for-sale portfolio as of June 30, 2010 and December 31, 2009 represent an other-than-temporary impairment. These losses are related to agency debt securities and equity securities, and are attributable to fluctuations in its market price due to current market conditions.

Investment Securities, Held-to-Maturity

As of June 30, 2010 and December 31, 2009, the amortized cost of investment securities, held-to-maturity, was $204.6 million and $242.1 million, respectively and consisted of AAA-rated commercial mortgage-backed securities held by CapitalSource Bank. In addition, CapitalSource Bank pledged investment securities, held-to-maturity, with amortized costs of $51.0 million and $153.5 million, and $68.4 million and $173.7 million, respectively, and estimated fair values of $53.0 million and $170.0 million, and $70.3 and $191.8 million, respectively, to the FHLB SF and FRB as sources of borrowing capacity as of June 30, 2010 and December 31, 2009, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Maturities

As of June 30, 2010, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities,		Investments Securities,
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		($ in thousands)

Due in one year or less	$418,679	$418,864	$—	$—
Due after one year through five years	225,623	227,233	25,731	30,140
Due after five years through ten years(1)	104,591	104,193	—	—
Due after ten years(2)(3)	753,882	771,672	178,820	192,943

Total	$1,502,775	$1,521,962	$204,551	$223,083

(1)	Includes Agency and Non-agency MBS, including CMBS, with fair values of $27.7 million and $49.3 million, respectively, and weighted-average expected maturities of approximately 2.28 years and 2.88 years, respectively, based on interest rates and expected prepayment speeds as of June 30, 2010.

(2)	Includes Agency and Non-agency MBS, including CMBS, with fair values of $633.2 million and $297.2 million, respectively, and weighted-average expected maturities of approximately 3.07 years and 1.36 years, respectively, based on interest rates and expected prepayment speeds as of June 30, 2010.

(3)	Includes securities with no stated maturity.

Other Investments

As of June 30, 2010 and December 31, 2009, our other investments were as follows:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Investments carried at cost	$41,001	$53,205
Investments carried at fair value	684	1,392
Investments accounted for under the equity method	42,784	41,920

Total	$84,469	$96,517

During the three and six months ended June 30, 2010, we sold other investments for $16.1 million and $25.5 million, respectively, recognizing net pre-tax gains of $7.1 million and $13.5 million, respectively. For the three and six months ended June 30, 2009, we sold other investments for $10.6 million and $12.6 million, respectively, recognizing net pre-tax losses of $2.0 million and $3.1 million, respectively. During the three and six months ended June 30, 2010, we recorded other-than-temporary impairments of $0.2 million and $2.2 million, respectively, relating to our investments carried at cost. During the three and six months ended June 30, 2009, we recorded other-than-temporary impairments of $2.9 million and $4.6 million, respectively, relating to our investments carried at cost.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Guarantor Information

The following represents the supplemental consolidating condensed financial information as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 of (i) CapitalSource Inc., which as discussed in Note 10, Borrowings, is the issuer of our 2014 Senior Secured Notes, as well as our Senior Debentures and Subordinated Debentures (together, the “Debentures”), (ii) CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of our 2014 Senior Secured Notes and the Debentures, and (iii) our subsidiaries that are not guarantors of the 2014 Senior Secured Notes or the Debentures. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed our 2014 Senior Secured Notes and the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
June 30, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$142,169	$351,053	$182,224	$45,479	$—	$720,925
Restricted cash	—	19,698	56,744	79,675	—	156,117
Investment securities:
Available-for-sale, at fair value	—	1,482,937	—	39,025	—	1,521,962
Held-to-maturity, at amortized cost	—	204,551	—	—	—	204,551

Total investment securities	—	1,687,488	—	39,025	—	1,726,513
Commercial real estate “A” participation interest, net	—	170,458	—	—	—	170,458
Loans:
Loans held for sale	—	2,801	55,643	—	—	58,444
Loans held for investment	—	5,167,896	254,958	2,191,408	—	7,614,262
Less deferred loan fees and discounts	—	(90,691)	14,090	(27,620)	(24,007)	(128,228)
Less allowance for loan losses	—	(276,110)	(54,232)	(248,291)	—	(578,633)

Loans held for investment, net	—	4,801,095	214,816	1,915,497	(24,007)	6,907,401

Total loans	—	4,803,896	270,459	1,915,497	(24,007)	6,965,845
Interest receivable	—	21,199	44,477	2,397	—	68,073
Investment in subsidiaries	2,336,877	5,114	1,519,743	1,393,564	(5,255,298)	—
Intercompany note receivable	375,000	9	146,337	329,931	(851,277)	—
Other investments	—	61,080	14,296	9,093	—	84,469
Goodwill	—	173,135	—	—	—	173,135
Other assets	54,637	211,993	109,614	363,667	(106,227)	633,684

Total assets	$2,908,683	$7,505,123	$2,343,894	$4,178,328	$(6,236,809)	$10,699,219

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,570,466	$—	$—	$—	$4,570,466
Credit facilities	93,583	86,841	43,135	92,448	—	316,007
Term debt	284,280	1,067,339	—	910,954	—	2,262,573
Other borrowings	531,382	265,000	437,320	—	—	1,233,702
Other liabilities	32,617	74,782	117,328	249,204	(124,248)	349,683
Intercompany note payable	—	46,850	329,931	457,835	(834,616)	—

Total liabilities	941,862	6,111,278	927,714	1,710,441	(958,864)	8,732,431
Shareholders’ equity:
Common stock	3,225	921,000	—	—	(921,000)	3,225
Additional paid-in capital	3,916,052	152,680	496,258	2,863,481	(3,512,421)	3,916,050
(Accumulated deficit) retained earnings	(1,948,275)	328,234	923,746	(385,558)	(866,453)	(1,948,306)
Accumulated other comprehensive (loss) income, net	(4,181)	(8,069)	(3,824)	(10,034)	21,927	(4,181)

Total CapitalSource Inc. shareholders’ equity	1,966,821	1,393,845	1,416,180	2,467,889	(5,277,947)	1,966,788
Noncontrolling interests	—	—	—	(2)	2	—

Total shareholders’ equity	1,966,821	1,393,845	1,416,180	2,467,887	(5,277,945)	1,966,788

Total liabilities and shareholders’ equity	$2,908,683	$7,505,123	$2,343,894	$4,178,328	$(6,236,809)	$10,699,219

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$99,103	$760,343	$265,977	$45,772	$—	$1,171,195
Restricted cash	—	72,754	58,250	37,464	—	168,468
Investment securities:
Available-for-sale, at fair value	—	902,427	663	57,501	—	960,591
Held-to-maturity, at amortized cost	—	242,078	—	—	—	242,078

Total investment securities	—	1,144,505	663	57,501	—	1,202,669
Commercial real estate “A” participation interest, net	—	530,560	—	—	—	530,560
Loans:
Loans held for sale	—	—	670	—	—	670
Loans held for investment	—	5,323,957	247,119	2,710,500	(6)	8,281,570
Less deferred loan fees and discounts	—	(77,853)	(10,428)	(38,154)	(19,894)	(146,329)
Less allowance for loan losses	—	(285,863)	(76,800)	(224,033)	—	(586,696)

Loans held for investment, net	—	4,960,241	159,891	2,448,313	(19,900)	7,548,545

Total loans	—	4,960,241	160,561	2,448,313	(19,900)	7,549,215
Interest receivable	—	14,143	69,548	3,956	—	87,647
Investment in subsidiaries	2,716,099	10,702	1,522,375	1,347,149	(5,596,325)	—
Intercompany note receivable	375,000	9	133,674	319,249	(827,932)	—
Other investments	—	66,068	14,400	16,049	—	96,517
Goodwill	—	173,135	—	—	—	173,135
Other assets	63,214	221,990	108,071	395,024	(131,305)	656,994
Assets of discontinued operations, held for sale	—	—	—	624,650	—	624,650

Total assets	$3,253,416	$7,954,450	$2,333,519	$5,295,127	$(6,575,462)	$12,261,050

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,483,879	$—	$—	$—	$4,483,879
Credit facilities	193,637	166,107	56,707	126,330	—	542,781
Term debt	282,938	1,539,915	—	1,133,683	—	2,956,536
Other borrowings	561,347	200,000	442,727	—	—	1,204,074
Other liabilities	32,328	129,604	148,568	198,951	(146,158)	363,293
Intercompany note payable	—	46,850	319,249	447,730	(813,829)	—
Liabilities of discontinued operations	—	—	—	527,228	—	527,228

Total liabilities	1,070,250	6,566,355	967,251	2,433,922	(959,987)	10,077,791
Shareholders’ equity:
Common stock	3,230	921,000	—	—	(921,000)	3,230
Additional paid-in capital	3,909,366	(224,375)	705,847	3,082,775	(3,564,249)	3,909,364
(Accumulated deficit) retained earnings	(1,748,791)	676,881	641,102	(235,374)	(1,082,640)	(1,748,822)
Accumulated other comprehensive income, net	19,361	14,589	19,319	13,680	(47,588)	19,361

Total CapitalSource Inc. shareholders’ equity	2,183,166	1,388,095	1,366,268	2,861,081	(5,615,477)	2,183,133
Noncontrolling interests	—	—	—	124	2	126

Total shareholders’ equity	2,183,166	1,388,095	1,366,268	2,861,205	(5,615,475)	2,183,259

Total liabilities and shareholders’ equity	$3,253,416	$7,954,450	$2,333,519	$5,295,127	$(6,575,462)	$12,261,050

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
			($ in thousands)

Net investment income:
Interest income:
Loans	$10,191	$99,785	$13,704	$37,082	$(14,203)	$146,559
Investment securities	—	15,334	30	255	—	15,619
Other	—	300	2	2	—	304

Total interest income	10,191	115,419	13,736	37,339	(14,203)	162,482
Fee income	—	3,224	806	1,633	—	5,663

Total interest and fee income	10,191	118,643	14,542	38,972	(14,203)	168,145
Operating lease income	—	—	—	—	—	—

Total investment income	10,191	118,643	14,542	38,972	(14,203)	168,145
Interest expense:
Deposits	—	15,279	—	—	—	15,279
Borrowings	24,846	8,477	7,779	18,214	(13,039)	46,277

Total interest expense	24,846	23,756	7,779	18,214	(13,039)	61,556

Net investment (loss) income	(14,655)	94,887	6,763	20,758	(1,164)	106,589
Provision for loan losses	—	12,310	(24,316)	37,268	—	25,262

Net investment (loss) income after provision for loan losses	(14,655)	82,577	31,079	(16,510)	(1,164)	81,327
Operating expenses:
Compensation and benefits	638	12,572	16,213	—	—	29,423
Professional fees	480	643	6,537	837	—	8,497
Other administrative expenses	1,230	18,173	11,424	(1,419)	(13,737)	15,671

Total operating expenses	2,348	31,388	34,174	(582)	(13,737)	53,591
Other income:
Gain on investments, net	—	8,727	251	1,279	—	10,257
Gain (loss) on derivatives	—	837	10,906	(15,357)	—	(3,614)
Gain on extinguishment of debt	398	—	—	—	—	398
Net expense of real estate owned and other foreclosed assets	—	(4,745)	(178)	(38,252)	—	(43,175)
Other income (expense), net	12	16,156	4,080	(7,675)	(13,871)	(1,298)
Earnings in subsidiaries	34,157	(3,105)	60,411	71,077	(162,540)	—

Total other income	34,567	17,870	75,470	11,072	(176,411)	(37,432)

Net income (loss) from continuing operations before income taxes	17,564	69,059	72,375	(4,856)	(163,838)	(9,696)
Income tax benefit	(776)	(2,046)	—	(1,352)	—	(4,174)

Net income (loss) from continuing operations	18,340	71,105	72,375	(3,504)	(163,838)	(5,522)
Net income from discontinued operations, net of taxes	—	—	—	2,166	—	2,166
Net gain from sale of discontinued operations, net of taxes	—	—	—	21,696	—	21,696

Net income attributable to CapitalSource Inc	$18,340	$71,105	$72,375	$20,358	$(163,838)	$18,340

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2009
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net investment income:
Interest income:
Loans	$643	$119,975	$7,468	$75,925	$(3,854)	$200,157
Investment securities	—	11,793	52	1,624	—	13,469
Other	—	867	32	14	—	913

Total interest income	643	132,635	7,552	77,563	(3,854)	214,539
Fee income	—	476	4,213	1,119	—	5,808

Total interest and fee income	643	133,111	11,765	78,682	(3,854)	220,347
Operating lease income	—	—	—	—	—	—

Total investment income	643	133,111	11,765	78,682	(3,854)	220,347
Interest expense:
Deposits	—	29,959	—	—	—	29,959
Borrowings	25,431	12,869	8,316	33,252	(2,061)	77,807

Total interest expense	25,431	42,828	8,316	33,252	(2,061)	107,766

Net investment (loss) income	(24,788)	90,283	3,449	45,430	(1,793)	112,581
Provision for loan losses	—	120,454	7,821	75,572	—	203,847

Net investment (loss) income after provision for loan losses	(24,788)	(30,171)	(4,372)	(30,142)	(1,793)	(91,266)
Operating expenses:
Compensation and benefits	577	12,939	21,292	—	—	34,808
Professional fees	2,304	934	6,358	2,065	—	11,661
Other administrative expenses	(8,395)	14,876	14,831	21,151	(20,773)	21,690

Total operating expenses	(5,514)	28,749	42,481	23,216	(20,773)	68,159
Other expense:
Loss on investments, net	—	(3,418)	(1,026)	(523)	—	(4,967)
(Loss) gain on derivatives	—	(3,027)	(2,636)	4,475	(145)	(1,333)
Gain on extinguishment of debt	—	—	—	4,565	—	4,565
Net (expense) income of real estate owned and other foreclosed assets	—	(6,001)	3,800	(2,530)	—	(4,731)
Other income (expense), net	—	10,022	6,619	(1,126)	(20,734)	(5,219)
Earnings in subsidiaries	(227,253)	—	(70,330)	(112,325)	409,908	—

Total other expense	(227,253)	(2,424)	(63,573)	(107,464)	389,029	(11,685)

Net loss from continuing operations before income taxes	(246,527)	(61,344)	(110,426)	(160,822)	408,009	(171,110)
Income tax expense	20	4,855		84,566		89,441

Net loss from continuing operations	(246,547)	(66,199)	(110,426)	(245,388)	408,009	(260,551)
Net income from discontinued operations, net of taxes	—	—	—	13,045	—	13,045
Net gain from sale of discontinued operations, net of taxes	—	—	—	937	—	937

Net loss	(246,547)	(66,199)	(110,426)	(231,406)	408,009	(246,569)
Net loss attributable to noncontrolling interests	—	—	—	(22)	—	(22)

Net loss attributable to CapitalSource Inc	$(246,547)	$(66,199)	$(110,426)	$(231,384)	$408,009	$(246,547)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Six Months Ended June 30, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net investment income:
Interest income:
Loans	$20,041	$208,885	$24,282	$76,716	$(28,981)	$300,943
Investment securities	—	29,639	77	494	—	30,210
Other	—	870	3	4	—	877

Total interest income	20,041	239,394	24,362	77,214	(28,981)	332,030
Fee income	—	5,871	2,613	3,621	—	12,105

Total interest and fee income	20,041	245,265	26,975	80,835	(28,981)	344,135
Operating lease income	—	—	—	—	—	—

Total investment income	20,041	245,265	26,975	80,835	(28,981)	344,135
Interest expense:
Deposits	—	31,637	—	—	—	31,637
Borrowings	55,086	16,688	15,522	33,991	(25,438)	95,849

Total interest expense	55,086	48,325	15,522	33,991	(25,438)	127,486

Net investment (loss) income	(35,045)	196,940	11,453	46,844	(3,543)	216,649
Provision for loan losses	—	97,858	(23,524)	169,868	—	244,202

Net investment (loss) income after provision for loan losses	(35,045)	99,082	34,977	(123,024)	(3,543)	(27,553)
Operating expenses:
Compensation and benefits	860	25,842	36,904	—	—	63,606
Professional fees	1,161	1,245	13,912	2,549		18,867
Other administrative expenses	2,367	31,065	24,891	12,189	(36,189)	34,323

Total operating expenses	4,388	58,152	75,707	14,738	(36,189)	116,796
Other (expense) income:
Gain on investments, net	—	13,946	147	2,243	—	16,336
(Loss) gain on derivatives	—	(705)	16,137	(23,383)	—	(7,951)
Gain on extinguishment of debt	1,096	—	—	—	—	1,096
Net expense of real estate owned and other foreclosed assets	—	(9,183)	(1,002)	(73,482)	—	(83,667)
Other income (expense), net	29	28,269	25,987	(7,311)	(36,142)	10,832
Earnings in subsidiaries	(155,818)	(3,619)	52,275	49,318	57,844	—

Total other (expense) income	(154,693)	28,708	93,544	(52,615)	21,702	(63,354)

Net (loss) income from continuing operations before income taxes	(194,126)	69,638	52,814	(190,377)	54,348	(207,703)
Income tax (benefit) expense	(776)	123	—	17,485	—	16,832

Net (loss) income from continuing operations	(193,350)	69,515	52,814	(207,862)	54,348	(224,535)
Net income from discontinued operations, net of taxes	—	—	—	9,489	—	9,489
Net gain from sale of discontinued operations, net of taxes	—	—	—	21,696	—	21,696

Net (loss) income attributable to CapitalSource Inc	$(193,350)	$69,515	$52,814	$(176,677)	$54,348	$(193,350)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Six Months Ended June 30, 2009
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net investment income:
Interest income:
Loans	$1,292	$252,280	$20,497	$155,598	$(6,312)	$423,355
Investment securities	—	20,951	234	12,837	—	34,022
Other	—	2,465	54	136	—	2,655

Total interest income	1,292	275,696	20,785	168,571	(6,312)	460,032
Fee income	—	2,573	7,174	1,920	—	11,667

Total interest and fee income	1,292	278,269	27,959	170,491	(6,312)	471,699
Operating lease income	—	—	—	—	—	—

Total investment income	1,292	278,269	27,959	170,491	(6,312)	471,699
Interest expense:
Deposits	—	68,346	—	—	—	68,346
Borrowings	53,617	28,214	17,052	72,399	(4,012)	167,270

Total interest expense	53,617	96,560	17,052	72,399	(4,012)	235,616

Net investment (loss) income	(52,325)	181,709	10,907	98,092	(2,300)	236,083
Provision for loan losses	—	136,806	79,888	142,420	—	359,114

Net investment (loss) income after provision for loan losses	(52,325)	44,903	(68,981)	(44,328)	(2,300)	(123,031)
Operating expenses:
Compensation and benefits	814	26,196	42,835	—	—	69,845
Professional fees	3,778	1,838	19,206	4,048	—	28,870
Other administrative expenses	2,403	27,397	29,214	24,292	(44,777)	38,529

Total operating expenses	6,995	55,431	91,255	28,340	(44,777)	137,244
Other (expense) income:
Loss on investments, net	—	(5,544)	(2,502)	(13,048)	—	(21,094)
(Loss) gain on derivatives	—	(4,617)	360	3,590	(1,352)	(2,019)
Gain on residential mortgage investment portfolio	—	—	—	15,311	—	15,311
(Loss) gain on extinguishment of debt	(57,128)	—	—	4,565	—	(52,563)
Net expense of real estate owned and other foreclosed assets	—	(6,001)	(3,773)	(13,705)	—	(23,479)
Other income, net	—	21,485	20,327	377	(43,627)	(1,438)
Earnings in subsidiaries	(234,382)	—	(14,655)	(159,423)	408,460	—
Intercompany	—	—	3,558	(3,558)	—	—

Total other (expense) income	(291,510)	5,323	3,315	(165,891)	363,481	(85,282)

Net loss from continuing operations before income taxes	(350,830)	(5,205)	(156,921)	(238,559)	405,958	(345,557)
Income tax expense	21	5,319	—	28,760	—	34,100

Net loss from continuing operations	(350,851)	(10,524)	(156,921)	(267,319)	405,958	(379,657)
Net income from discontinued operations, net of taxes	—	—	—	26,624	—	26,624
Net gain from sale of discontinued operations, net of taxes	—	—	—	2,144	—	2,144

Net loss	(350,851)	(10,524)	(156,921)	(238,551)	405,958	(350,889)
Net loss attributable to noncontrolling interests	—	—	—	(38)	—	(38)

Net loss attributable to CapitalSource Inc	$(350,851)	$(10,524)	$(156,921)	$(238,513)	$405,958	$(350,851)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Operating activities:
Net (loss) income	$(193,350)	$69,515	$52,814	$(176,677)	$54,348	$(193,350)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	—	876	1,526	—	—	2,402
Restricted stock expense	—	1,057	5,084	—	—	6,141
Gain on extinguishment of debt	(1,096)	—	—	—	—	(1,096)
Amortization of deferred loan fees and discounts	—	(18,649)	(13,497)	(6,625)	—	(38,771)
Paid-in-kind interest on loans	—	2,292	3,005	846	—	6,143
Provision for loan losses	—	97,581	(23,247)	169,868	—	244,202
Provision for unfunded commitments	—	(510)	—	—	—	(510)
Amortization of deferred financing fees and discounts	15,186	11,432	209	4,098	—	30,925
Depreciation and amortization	—	(2,692)	1,774	1,441	—	523
(Benefit) provision for deferred income taxes	(869)	4,463	(195)	21,667	—	25,066
Non-cash loss (gain) on investments, net	—	1,660	119	(1,301)	—	478
Gain on assets acquired through business combination	—	(3,724)	—	—	—	(3,724)
Non-cash loss on foreclosed assets and other property and equipment disposals	—	7,189	3,626	46,487	—	57,302
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(9,820)	(26,256)	22,966	—	(13,110)
Accretion of discount on commercial real estate “A” participation interest	—	(8,222)	—	—	—	(8,222)
(Increase) decrease in interest receivable	—	(6,256)	25,088	1,535	—	20,367
Decrease (increase) in loans held for sale, net	—	335	(296)	7,468	—	7,507
Increase in intercompany note receivable	—	—	(12,663)	(10,682)	23,345	—
Decrease (increase) in other assets	1,458	(5,063)	12,702	9,725	(24,917)	(6,095)
Increase (decrease) in other liabilities	230	(59,362)	(33,201)	34,886	21,910	(35,537)
Net transfers with subsidiaries	362,424	(50,226)	(879)	(253,307)	(58,012)	—

Cash provided by (used in) operating activities	183,983	31,876	(4,287)	(127,605)	16,674	100,641
Investing activities:
Decrease (increase) in restricted cash	—	53,056	1,506	(28,437)	—	26,125
Decrease in commercial real estate “A” participation interest, net	—	368,324	—	—	—	368,324
Decrease (increase) in loans, net	—	136,280	(83,510)	286,618	4,113	343,501
Assets acquired through business combination, net of cash acquired	—	(98,800)	—	—	—	(98,800)
Acquisition of marketable securities, available for sale, net	—	(542,526)	—	—	—	(542,526)
Reduction of marketable securities, held to maturity, net	—	46,304	—	—	—	46,304
Acquisition of other investments, net	—	(8,643)	(116)	29,111	—	20,352
Acquisition of real estate, net of cash acquired	—	—	—	339,643	—	339,643
(Acquisition) disposal of property and equipment, net	—	(683)	(933)	859	—	(757)

Cash (used in) provided by investing activities	—	(46,688)	(83,053)	627,794	4,113	502,166
Financing activities:
Payment of deferred financing fees	(581)	(8,021)	—	4,172	—	(4,430)
Deposits accepted, net of repayments	—	86,892	—	—	—	86,892
Increase in intercompany note payable	—	—	10,682	10,105	(20,787)	—
Repayments on credit facilities, net	(100,054)	(65,703)	(7,057)	(33,882)	—	(206,696)
Borrowings of term debt	—	—	—	14,784	—	14,784
Repayments of term debt	—	(472,646)	—	(237,514)	—	(710,160)
(Repayments of) borrowings under other borrowings	(34,144)	65,000	(38)	(263,972)	—	(233,154)
Proceeds from exercise of options	347	—	—	—	—	347
Payment of dividends	(6,485)	—	—	—	—	(6,485)

Cash (used in) provided by financing activities	(140,917)	(394,478)	3,587	(506,307)	(20,787)	(1,058,902)

Increase (decrease) in cash and cash equivalents	43,066	(409,290)	(83,753)	(6,118)	—	(456,095)
Cash and cash equivalents as of beginning of period	99,103	760,343	265,977	51,597	—	1,177,020

Cash and cash equivalents as of end of period	$142,169	$351,053	$182,224	$45,479	$—	$720,925

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Operating activities:
Net loss	$(350,851)	$(10,524)	$(156,921)	$(238,551)	$405,958	$(350,889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option expense	—	550	1,845	—	—	2,395
Restricted stock expense	—	2,136	11,838	—	—	13,974
Loss (gain) on extinguishment of debt	57,128	—	—	(4,565)	—	52,563
Amortization of deferred loan fees and discounts	—	(18,386)	(17,421)	(5,062)	—	(40,869)
Paid-in-kind interest on loans	—	(7,917)	3,302	(4,683)	—	(9,298)
Provision for loan losses	—	136,806	79,888	142,420	—	359,114
Amortization of deferred financing fees and discounts	14,220	8,333	385	10,146	—	33,084
Depreciation and amortization	—	6,494	1,996	14,484	—	22,974
Provision (benefit) for deferred income taxes	21	19,857	(150)	(8,953)	—	10,775
Non-cash loss on investments, net	—	7,479	2,404	10,759	—	20,642
Non-cash loss on foreclosed assets and other property and equipment disposals	—	4,136	3,067	8,183	—	15,386
Unrealized loss (gain) on derivatives and foreign currencies, net	—	2,632	4,184	(3,331)	—	3,485
Unrealized gain on residential mortgage investment portfolio, net	—	—	—	(60,570)	—	(60,570)
Net decrease in mortgage-backed securities pledged, trading	—	—	—	1,485,133	—	1,485,133
Amortization of discount on residential mortgage investments	—	—	—	11	—	11
Accretion of discount on commercial real estate “A” participation interest	—	(13,569)	—	—	—	(13,569)
Decrease (increase) in interest receivable	—	15,622	2,229	(8,535)	(25)	9,291
Decrease in loans held for sale, net	—	7,208	18,074	—	—	25,282
Decrease (increase) in intercompany note receivable	—	—	43,828	(160,309)	116,481	—
Decrease (increase) in other assets	274	(50,407)	124,391	483,753	(53,116)	504,895
(Decrease) increase in other liabilities	(30,259)	(111,568)	31,251	(202,137)	51,863	(260,850)
Net transfers with subsidiaries	561,209	(172,028)	193,586	(174,071)	(408,696)	—

Cash provided by (used in) operating activities	251,742	(173,146)	347,776	1,284,122	112,465	1,822,959
Investing activities:
Decrease (increase) in restricted cash	—	5,467	(7,978)	218,974	—	216,463
Decrease in mortgage-related receivables, net	—	—	—	134,202	—	134,202
Decrease in commercial real estate “A” participation interest, net	—	522,611	—	—	—	522,611
Decrease (increase) in loans, net	—	447,872	(333,044)	13,274	4,016	132,118
Cash received for real estate	—	—	—	10,743	—	10,743
Acquisition of marketable securities, available for sale, net	—	(163,548)	—	—	—	(163,548)
Acquisition of marketable securities, held to maturity, net	—	(201,154)	—	—	—	(201,154)
Disposal (acquisition) of other investments, net	—	10,779	(652)	(10,390)	—	(263)
(Acquisition) disposal of property and equipment, net	—	(9,733)	(15,500)	13,378	—	(11,855)

Cash provided by (used in) investing activities	—	612,294	(357,174)	380,181	4,016	639,317
Financing activities:
Payment of deferred financing fees	(6,497)	—	—	(7,786)	—	(14,283)
Deposits accepted, net of repayments	—	(496,170)	—	—	—	(496,170)
Increase (decrease) in intercompany note payable	—	—	160,309	(43,828)	(116,481)	—
Repayments under repurchase agreements, net	—	—	—	(1,595,750)	—	(1,595,750)
Borrowings on (repayments of) credit facilities, net	(120,000)	(210,588)	(22,672)	152,570	—	(200,690)
Borrowings of term debt	—	6,000	—	20,000	—	26,000
Repayments of term debt	—	(367,843)	—	(221,712)	—	(589,555)
Borrowings (repayments of) under other borrowings	(118,503)	200,000	(36)	(2,692)	—	78,769
Proceeds from issuance of common stock, net of offering costs	53	—	—	—	—	53
Repurchase of common stock	(800)	—	—	—	—	(800)
Payment of dividends	(6,006)	—	—	—	—	(6,006)

Cash (used in) provided by financing activities	(251,753)	(868,601)	137,601	(1,699,198)	(116,481)	(2,798,432)

(Decrease) increase in cash and cash equivalents	(11)	(429,453)	128,203	(34,895)	—	(336,156)
Cash and cash equivalents as of beginning of period	11	1,230,254	38,866	69,432	—	1,338,563

Cash and cash equivalents as of end of period	$—	$800,801	$167,069	$34,537	$—	$1,002,407

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Deposits

As of June 30, 2010 and December 31, 2009, CapitalSource Bank had $4.6 billion and $4.5 billion, respectively, in deposits insured up to the maximum limit by the Federal Deposit Insurance Corporation (“FDIC”). In 2009, the United States Congress temporarily increased the deposit insurance level from $100,000 to $250,000. This increase became permanent in July 2010. As of June 30, 2010 and December 31, 2009, CapitalSource Bank had $1.6 billion and $1.5 billion, respectively, of certificates of deposit in the amount of $100,000 or more. As of June 30, 2010 and December 31, 2009, CapitalSource Bank had $237.1 million and $199.7 million, respectively, of certificates of deposit in the amount of $250,000 or more.

As of June 30, 2010 and December 31, 2009, the weighted-average interest rates for savings and money market deposit accounts were 0.82% and 1.06%, respectively, and for certificates of deposit were 1.40% and 1.68%, respectively. The weighted-average interest rates for all deposits as of June 30, 2010 and December 31, 2009 were 1.27% and 1.56%, respectively.

As of June 30, 2010 and December 31, 2009, interest-bearing deposits at CapitalSource Bank were as follows:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Interest-bearing deposits:
Money market	$260,974	$258,283
Savings	725,323	599,084
Certificates of deposit	3,584,169	3,626,512

Total interest-bearing deposits	$4,570,466	$4,483,879

As of June 30, 2010, certificates of deposit at CapitalSource Bank detailed by maturity were as follows ($ in thousands):

Maturing by:
June 30, 2011	$2,913,430
June 30, 2012	580,926
June 30, 2013	39,086
June 30, 2014	8,072
June 30, 2015	42,655

Total	$3,584,169

For the three and six months ended June 30, 2010 and 2009, interest expense on deposits was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in thousands)

Savings and money market	$2,179	$2,783	$4,444	$6,070
Certificates of deposit	13,164	27,202	27,310	62,029
Brokered certificates of deposit	—	68	—	456
Fees for early withdrawal	(64)	(94)	(117)	(209)

Total interest expense on deposits	$15,279	$29,959	$31,637	$68,346

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Variable Interest Entities

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

Our interests in borrowers qualifying as variable interest entities were approximately $347.1 million as of June 30, 2010 and are included in loans held for investment in our consolidated balance sheet. For certain of these borrowers, we may have obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was approximately $435.1 million as of June 30, 2010.

Term Debt Securitizations

In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by the underlying assets of the Issuers, primarily comprising contributed loans. We service the underlying loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying loans. We have no legal obligation to repay the outstanding notes or certificates or contribute additional assets to the entities. As of June 30, 2010 and December 31, 2009, the total outstanding balances of these commercial term debt securitizations were $3.0 billion and $3.7 billion, respectively. These amounts include approximately $1.0 billion of notes and certificates that we held as of June 30, 2010 and December 31, 2009.

We have determined that the Issuers are variable interest entities, subject to applicable consolidation guidance. We have concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying commercial loan portfolio and our economic interests in the Issuers, we have concluded that we are the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we report the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. As of June 30, 2010 and December 31, 2009, the carrying amounts of the consolidated liabilities related to the Issuers and recorded in term debt in our consolidated balance sheets were $2.0 billion and $2.7 billion, respectively, and were related to obligations for which there is no recourse to us. As of June 30, 2010 and December 31, 2009, the carrying amounts of the consolidated assets related to the Issuers and recorded in loans held for investment, net in our consolidated balance sheets were $2.4 billion and $3.1 billion, respectively, which were related to assets that can only be used to settle obligations of the Issuers.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2010, we delegated certain of our collateral management and special servicing rights in one of the Issuers to a third party. This transaction is expected to result in the deconsolidation of this Issuer and the derecognition of loans held by the Issuer from our balance sheet. For additional information, see Note 20, Subsequent Event.

Note 10.	Borrowings

For additional information on our borrowings, see Note 12, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

As of June 30, 2010 and December 31, 2009, the composition of our outstanding borrowings from continuing and discontinued operations was as follows:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Outstanding borrowings from continuing operations:
Credit facilities	$316,007	$542,781
Term debt(1)	2,262,573	2,956,536
Other borrowings:
Convertible debt, net(2)	531,382	561,347
Subordinated debt	434,332	439,701
FHLB SF borrowings	265,000	200,000
Notes payable	2,988	3,026

Total other borrowings	1,233,702	1,204,074

Total outstanding borrowings from continuing operations	3,812,282	4,703,391
Outstanding borrowings from discontinued operations:
Mortgage debt(3)	—	447,683
Notes payable	—	20,000

Total outstanding borrowings from discontinued operations	—	467,683

Total borrowings	$3,812,282	$5,171,074

(1)	Amounts presented are net of debt discounts of $15.9 million and $17.4 million as of June 30, 2010 and December 31, 2009, respectively.

(2)	Amounts presented are net of debt discounts of $12.3 million and $18.7 million as of June 30, 2010 and December 31, 2009, respectively.

(3)	In June 2010, all mortgage debt was assumed or repaid upon the sale of the related properties to Omega.

Credit Facilities

Our committed credit facility capacities were $359.3 million and $691.3 million as of June 30, 2010 and December 31, 2009, respectively. Interest on our credit facility borrowings is charged at variable rates that may be based on one or more of one-month LIBOR, one-month EURIBOR, and/or an applicable commercial paper (“CP”) rate. As of June 30, 2010 and December 31, 2009, total undrawn capacities under our credit facilities were $43.3 million and $148.5 million, respectively, which were limited by issued and outstanding letters of credit totaling $40.0 million and $55.7 million, respectively.

In February 2010, to avoid potential events of default, we amended the covenant for the minimum tangible net worth in our syndicated bank credit facility and our CS Funding III, CS Funding VII and CS Europe credit facilities to require that our tangible net worth be no less than $1.7 billion, plus 70% of net proceeds from the issuance of capital stock and/or conversion of debt after the amendment date. In addition, we modified the maturity date on our

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

syndicated bank credit facility from March 31, 2012 to December 31, 2011 and agreed to reduce the aggregate commitment amount on the facility to $200.0 million as of April 30, 2010, to $185.0 million by January 31, 2011 and thereafter by an additional $15.0 million per month, unless otherwise reduced by the receipt of collateral proceeds. As of June 30, 2010, the aggregate commitment on our syndicated bank credit facility was $180.0 million. In May 2010, we modified the maturity date on our CS Europe credit facility from May 28, 2010 to May 6, 2011.

Term Debt

As of June 30, 2010 and December 31, 2009, the carrying amounts of our term debt related to securitizations were $2.0 billion and $2.7 billion, respectively. As of June 30, 2010 and December 31, 2009, our 2014 Senior Secured Notes had balances of $284.3 million and $282.9 million respectively, net of discounts of $15.7 million and $17.1 million, respectively.

In February 2010, to avoid a potential event of default, we amended our 2007-A term debt securitization to require that our tangible net worth be no less than $1.7 billion, plus 70% of net proceeds from the issuance of capital stock and/or conversion of debt after the amendment. In addition, the amendment required us to reduce the aggregate advances outstanding to $123.5 million and modified the maximum advance rate to 27.2% commencing May 2010, 23.6% commencing August 2010, 19.8% commencing November 2010 and 18.4% commencing February 2011.

Convertible Debt

As of June 30, 2010 and December 31, 2009, the carrying amounts of the liability and equity components of our convertible debt were as follows:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Convertible debt principal	$543,704	$580,000
Less: debt discount	(12,322)	(18,653)

Net carrying value	$531,382	$561,347

Equity components recorded in additional paid-in capital	$101,220	$101,220

As of June 30, 2010, the unamortized discounts on our 3.5%, 4.0% and 7.25% Convertible Debentures will be amortized through the first put date of July 15, 2011, July 15, 2011, and July 15, 2012, respectively. As of June 30, 2010, the conversion prices and the numbers of shares used to determine the aggregate consideration that would be delivered upon conversion of our convertible debentures were as follows:

	Conversion Price	Number of Shares

3.5% Senior Convertible Debentures due 2034	$20.87	404,625
4.0% Senior Subordinated Convertible Debentures due 2034	20.87	13,665,941
7.25% Senior Subordinated Convertible Debentures due 2037	27.09	9,226,975

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended June 30, 2010 and 2009, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)

Interest expense recognized on:
Contractual interest coupon	$7,586	$7,820	$15,254	$16,143
Amortization of deferred financing fees	357	293	730	810
Amortization of debt discount	2,644	2,547	5,275	6,844

Total interest expense recognized	$10,587	$10,660	$21,259	$23,797

Effective interest rate on the liability component:
3.5% Senior Convertible Debentures due 2034	7.25%	7.25%	7.25%	7.25%
4.0% Senior Subordinated Convertible Debentures due 2034	7.68%	7.68%	7.68%	7.68%
7.25% Senior Subordinated Convertible Debentures due 2037	7.79%	7.79%	7.79%	7.79%

For information on the contingent interest feature of the 3.5% Debentures, see Note 12, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

FHLB SF Borrowings and FRB Credit Program

As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of June 30, 2010 equal to 20% of CapitalSource Bank’s total assets. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt.

As of June 30, 2010 and December 31, 2009, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Borrowing capacity	$1,146,924	$965,195
Less: outstanding principal	(265,000)	(200,000)
Less: outstanding letters of credit	(750)	(750)

Unused borrowing capacity	$881,174	$764,445

As of June 30, 2010 and December 31, 2009, collateral with amortized costs of $287.7 million and $191.8 million, respectively, and fair values of $304.1 million and $209.9 million, respectively, had been pledged under the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days, but there were no borrowings outstanding.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the six months ended June 30, 2010 was as follows:

Outstanding as of December 31, 2009	323,042,613
Restricted stock and other stock activities	(622,962)
Exercise of options	99,798

Outstanding as of June 30, 2010	322,519,449

Note 12.	Income Taxes

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of June 30, 2010, the total valuation allowance was $510.8 million. Although realization is not assured, we believe it is more likely than not that the remaining recognized net deferred tax assets of $73.1 as of June 30, 2010 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

We have net operating loss carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code (the “Code”), our ability to utilize our net operating loss carryforwards, certain built-in losses and other tax attributes recognized in years after the ownership change generally would be limited. The annual limit would equal the product of (a) the applicable long term tax exempt rate and (b) the value of the relevant taxable entity’s capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company’s outstanding stock, including certain public groups of stockholders as set forth under Section 382 of the Code, and those arising from new stock issuances and other equity transactions. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether we have undergone, or in the future will undergo, an ownership change under Section 382 of the Code.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and six months ended June 30, 2010, we recorded income tax (benefit) expense of $(4.2) million and $16.8 million, respectively. For the three and six months ended June 30, 2009, we recorded income tax expense of $89.4 million and $34.1 million, respectively. The effective income tax rate on our consolidated net loss from continuing operations was 43.0% and (8.1)% for the three and six months ended June 30, 2010, respectively, and (52.3)% and (9.9)% for the three and six months ended June 30, 2009, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2004 through 2008. We are currently under examination by the Internal Revenue Service for the tax years 2006 to 2008.

Note 13.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 was as follows:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2010	2009	2010	2009
	($ in thousands)

Net loss from continuing operations	$(5,522)	$(260,551)	$(224,535)	$(379,657)
Net income from discontinued operations, net of taxes	2,166	13,045	9,489	26,624
Gain from sale of discontinued operations, net of taxes	21,696	937	21,696	2,144

Net income (loss)	18,340	(246,569)	(193,350)	(350,889)
Unrealized gain (loss) on available-for-sale securities, net of taxes	5,715	(6,877)	6,475	(6,389)
Unrealized (loss) gain on foreign currency translation, net of taxes	(20,001)	18,424	(29,973)	8,918
Unrealized loss on cash flow hedges, net of taxes	(22)	(22)	(44)	(42)

Comprehensive income (loss)	4,032	(235,044)	(216,892)	(348,402)
Comprehensive loss attributable to noncontrolling interests	—	(22)	—	(38)

Comprehensive income (loss) attributable to CapitalSource Inc.	$4,032	$(235,022)	$(216,892)	$(348,364)

Accumulated other comprehensive (loss) income, net, as of June 30, 2010 and December 31, 2009 was as follows:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Unrealized gain on available-for-sale securities, net of tax	$11,105	$5,027
Unrealized (loss) gain on foreign currency translation, net of tax	(15,326)	14,647
Unrealized gain on cash flow hedge, net of tax	40	84
Effect of adoption of amended investment guidance	—	(397)

Accumulated other comprehensive (loss) income, net	$(4,181)	$19,361

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net (Loss) Income Per Share

The computations of basic and diluted net (loss) income per share attributable to CapitalSource Inc. for the three and six months ended June 30, 2010 and 2009, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in thousands, except per share data)

Net income (loss):
From continuing operations	$(5,522)	$(260,551)	$(224,535)	$(379,657)
From discontinued operations, net of taxes	2,166	13,045	9,489	26,624
From sale of discontinued operations, net of taxes	21,696	937	21,696	2,144

Total from discontinued operations	23,862	13,982	31,185	28,768
Attributable to CapitalSource Inc.	18,340	(246,547)	(193,350)	(350,851)
Average shares — basic	320,802,358	299,452,870	320,547,818	294,818,311
Effect of dilutive securities:
Option shares	—	—	—	—
Unvested restricted stock	—	—	—	—
Stock units	—	—	—	—
Conversion premium on the Debentures	—	—	—	—

Average shares — diluted	320,802,358	299,452,870	320,547,818	294,818,311

Basic net income (loss) per share
From continuing operations	$(0.02)	$(0.87)	$(0.70)	$(1.29)
From discontinued operations, net of taxes	0.08	0.05	0.10	0.10
Attributable to CapitalSource Inc.	0.06	(0.82)	(0.60)	(1.19)
Diluted net income (loss) per share
From continuing operations	$(0.02)	$(0.87)	$(0.70)	$(1.29)
From discontinued operations, net of taxes	0.08	0.05	0.10	0.10
Attributable to CapitalSource Inc.	0.06	(0.82)	(0.60)	(1.19)

The weighted average shares that have an antidilutive effect in the calculation of diluted net (loss) income per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Stock units	3,631,949	2,478,268	3,624,257	2,343,646
Stock options	2,866,073	4,370,395	2,714,847	5,764,205
Shares subject to a written call option	—	2,239,404	—	4,732,547
Shares issuable upon conversion of convertible debt	14,855,755	15,636,347	14,934,459	15,573,237
Unvested restricted stock	759,524	3,139,027	919,785	3,043,032

Note 15.	Bank Regulatory Capital

CapitalSource Bank is subject to various regulatory capital requirements established by federal and state regulatory agencies. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, CapitalSource Bank must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. CapitalSource Bank’s capital amounts and other requirements are also subject to qualitative judgments by its regulators about risk weightings and other factors. See Item 1, Business — Supervision and Regulation, in our Form 10-K for the year ended December 31, 2009, for a further description of CapitalSource Bank’s regulatory requirements.

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be “well capitalized” and at all times have a total risk-based capital ratio of 15%, a Tier-1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. CapitalSource Bank’s capital ratios and the minimum requirements as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010				December 31, 2009
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)

Tier-1 Leverage	$700,746	12.54%	$279,337	5.00%	$699,323	12.80%	$273,153	5.00%
Tier-1 Risk-Based Capital	700,746	16.41	256,274	6.00	699,323	16.19	259,175	6.00
Total Risk-Based Capital	755,548	17.69	640,685	15.00	754,580	17.47	647,938	15.00

The California Department of Financial Institutions (the “DFI”) approval order requires that CapitalSource Bank, during the first three years of operations, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of at least 10.00%. As of June 30, 2010 and December 31, 2009, CapitalSource Bank satisfied the DFI capital ratio requirement with ratios of 12.54% and 12.32%, respectively.

Note 16.	Commitments and Contingencies

As of June 30, 2010 and December 31, 2009, we had issued $166.5 million and $182.5 million, respectively, in stand-by letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be required to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $5.0 million and $6.1 million, as reported in other liabilities in our consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010 and December 31, 2009, we had unfunded commitments to extend credit to our clients of $2.3 billion and $2.8 billion, respectively, including unfunded commitments to extend credit by CapitalSource Bank of $942.3 million and $914.9 million, respectively. Additional information on these contingencies is included in Note 20, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 17.	Derivative Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of June 30, 2010, none of our derivatives were designated as hedging instruments pursuant to GAAP.

We enter into various derivative instruments to manage our exposure to interest rate risk. The objective is to manage interest rate sensitivity by modifying the characteristics of certain assets and liabilities to reduce the adverse

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect of changes in interest rates. We primarily use interest rate swaps and basis swaps to manage our interest rate risks.

Interest rate swaps are contracts in which a series of interest rate cash flows, based on a specific notional amount as well as fixed and variable interest rates, are exchanged over a prescribed period. To minimize the economic effect of interest rate fluctuations specific to our fixed rate debt and certain fixed rate loans, we enter into interest rate swap agreements whereby either we pay a fixed interest rate and receive a variable interest rate or we pay a variable interest rate and receive a fixed interest rate over a prescribed period.

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

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of June 30, 2010, our derivative counterparty exposure was as follows ($ in thousands):

Gross derivative counterparty exposure	$45,294
Master netting agreements	(30,234)

Net derivative counterparty exposure	$15,060

We report our derivatives in our consolidated balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held $13.8 million of collateral against our derivative instruments that were in an asset position as of June 30, 2010. For derivatives that were in a liability position, we had posted collateral of $67.1 million as of June 30, 2010.

As of June 30, 2010, the notional amounts and fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	($ in thousands)

Interest rate contracts	$1,118,156	$44,584	$105,743
Foreign exchange contracts	25,898	710	56

Total	$1,144,054	$45,294	$105,799

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the notional amounts and fair values of our various derivative instruments as well as their locations in our audited consolidated balance sheets were as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	($ in thousands)

Interest rate contracts	$1,267,049	$14,073	$78,736
Foreign exchange contracts	54,621	256	3,926

Total	$1,321,670	$14,329	$82,662

The gains and losses on our derivative instruments recognized during the three and six months ended June 30, 2010 and 2009 as well as the locations of such gains and losses in our consolidated statements of operations were as follows:

		Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2010	2009	2010	2009
		($ in thousands)

Interest rate contracts	(Loss) gain on derivatives	$(4,620)	$3,353	$(7,323)	$405
Interest rate contracts	Gain on residential mortgage investment portfolio	—	—	—	862
Foreign exchange contracts	Gain (loss) on derivatives	1,006	(4,686)	(628)	(2,424)

Total		$(3,614)	$(1,333)	$(7,951)	$(1,157)

Note 18.	Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our assets and liabilities and to determine fair value disclosures. Investment securities, available-for-sale, warrants and derivatives are recorded at fair value on a recurring basis. In addition, we may be required, in specific circumstances, to measure certain of our assets at fair value on a nonrecurring basis, including investment securities, held-to-maturity, loans held for sale, loans held for investment, REO, and certain other investments.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity consist of commercial mortgage-backed-securities. These securities are generally recorded at amortized cost, but are recorded at fair value on a non-recurring basis to the extent we record an other-than-temporary impairment on the securities. Fair value measurements are determined using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads.

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

Warrants

Warrants are carried at fair value on a recurring basis and generally relate to privately held companies. Warrants for privately held companies are valued based on the estimated value of the underlying enterprise. This fair value is derived principally using a multiple determined either from comparable public company data or from the transaction where we acquired the warrant and a financial performance indicator based on EBITDA or another revenue measure. Given the nature of the inputs used to value privately held company warrants, they are classified in Level 3 of the fair value hierarchy.

FHLB SF Stock

Our investment in FHLB stock is recorded at historical cost. FHLB stock does not have a readily determinable fair value, but may be sold back to the FHLB at its par value with stated notice; however, the FHLB SF has currently ceased repurchases of excess stock. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded during the three and six months ended June 30, 2010.

Derivative Assets and Liabilities

Derivatives are carried at fair value on a recurring basis and primarily relate to interest rate swaps, caps, floors, basis swaps and forward exchange contracts which we enter into to manage interest rate risk and foreign exchange

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Term Debt

Term debt comprises term debt securitizations and our 2014 Senior Secured Notes. For disclosure purposes, the fair values of our term debt securitizations and 2014 Senior Secured Notes are determined based on actual prices from recent third party purchases of our debt when available and based on indicative price quotes received from various market participants when recent transactions have not occurred.

Other Borrowings

Our other borrowings comprise convertible debt and subordinated debt. For disclosure purposes, the fair value of our convertible debt is determined from quoted market prices in active markets or, when the market is not active, from quoted market prices for debt with similar maturities. The fair value of our subordinated debt is determined

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on recent third party purchases of our debt when available and based on indicative price quotes received from market participants when recent transactions have not occurred.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of June 30, 2010 were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	June 30, 2010	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale:
Agency discount notes	$284,999	$—	$284,999	$—
Agency callable notes	181,894	—	181,894	—
Agency debt	106,594	—	106,594	—
Agency MBS	660,893	—	660,893	—
Non-agency MBS	153,490	—	153,490	—
Equity securities	34,253	34,253	—	—
Corporate debt	9,940	—	5,168	4,772
U.S. Treasury bills	89,899	—	89,899	—

Total investment securities, available-for-sale	1,521,962	34,253	1,482,937	4,772
Investments carried at fair value:
Warrants	684	—	—	684
Other assets held at fair value:
Derivative assets	45,294	—	45,294	—

Total assets	$1,567,940	$34,253	$1,528,231	$5,456

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$105,799	$—	$105,799	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2009 were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	December 31, 2009	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale:
Agency discount notes	$49,996	$—	$49,996	$—
Agency callable notes	250,530	—	250,530	—
Agency debt	24,472	—	24,472	—
Agency MBS	418,390	—	418,390	—
Non-agency MBS	153,275	—	153,214	61
Equity securities	52,984	52,984	—	—
Corporate debt	9,618	—	5,161	4,457
Collateralized loan obligation	1,326	—	—	1,326

Total investment securities, available-for-sale	960,591	52,984	901,763	5,844
Investments carried at fair value:
Warrants	1,392	—	—	1,392
Other assets held at fair value:
Derivative assets	14,329	—	14,329	—

Total assets	$976,312	$52,984	$916,092	$7,236

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$82,662	$—	$82,662	$—

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended June 30, 2010 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total
				Realized	Purchases,			Unrealized
			Included in	and	Sales,			Gains (Losses)
	Balance as of		Other	Unrealized	Issuances, and	Transfers	Balance as of	As of
	April 1,	Included in	Comprehensive	Gains	Settlements,	In (Out)	June 30,	June 30,
	2010	Income	Income, Net	(Losses)	Net	of Level 3	2010	2010
	($ in thousands)

Assets
Investment securities, available-for-sale:
Non-agency MBS	$28	$—	$—	$—	$(28)	$—	$—	$—
Corporate debt	4,365	68	339	407	—	—	4,772	68

Total	4,393	68	339	407	(28)	—	4,772	68
Warrants	1,244	(560)	—	(560)	—	—	684	(560)

Total assets	$5,637	$(492)	$339	$(153)	$(28)	$—	$5,456	$(492)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended June 30, 2009 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total
				Realized	Purchases,			Unrealized
			Included in	and	Sales,			Gains (Losses)
	Balance as of		Other	Unrealized	Issuances, and	Transfers	Balance as	As of
	April 1,	Included in	Comprehensive	Gains	Settlements,	In (Out)	of June 30,	June 30,
	2009	Income	Income, Net	(Losses)	Net	of Level 3	2009	2009
	($ in thousands)

Assets
Investment securities, available-for-sale:
Non-agency MBS	$101	$—	$—	$—	$—	$—	$101	$—
Corporate debt	22,224	522	(487)	35	(9,733)	—	12,526	145
Collateralized loan obligation	1,591	(473)	(725)	(1,198)	397	—	790	(473)

Total	23,916	49	(1,212)	(1,163)	(9,336)	—	13,417	(328)
Warrants	4,596	152	—	152	320	—	5,068	152

Total assets	$28,512	$201	$(1,212)	$(1,011)	$(9,016)	$—	$18,485	$(176)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three months ended June 30, 2010 and 2009, reported in interest income and gain (loss) on investments, net were as follows:

			Gain (Loss) on
	Interest Income		Investments, Net
	Three Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)

Total gains (losses) included in earnings for the period	$68	$236	$(560)	$(35)
Unrealized gains (losses) relating to assets still held at reporting date	68	236	(560)	(411)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the six months ended June 30, 2010, that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total				Unrealized
				Realized	Purchases,			Gains
			Included in	and	Sales,			(Losses)
	Balance as of		Other	Unrealized	Issuances, and	Transfers	Balance as of	As of
	January 1,	Included in	Comprehensive	Gains	Settlements,	In (Out)	June 30,	June 30,
	2010	Income	Income, Net	(Losses)	Net	of Level 3	2010	2010
	($ in thousands)

Assets
Investment securities, available for sale:
Non-agency MBS	$61	$—	$—	$—	$(61)	$—	$—	$—
Corporate debt	4,457	125	190	315	—	—	4,772	125
Collateralized loan obligation	1,326	636	(308)	328	(1,654)	—	—	—

Total	5,844	761	(118)	643	(1,715)	—	4,772	125
Warrants	1,392	(708)	—	(708)	—	—	684	(708)

Total assets	$7,236	$53	$(118)	$(65)	$(1,715)	$—	$5,456	$(583)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the six months ended June 30, 2009, that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gain (Losses)
				Total				Unrealized
				Realized	Purchases,			Gains
			Included in	and	Sales,			(Losses)
	Balance as of		Other	Unrealized	Issuances, and	Transfers	Balance as	As of
	January 1,	Included in	Comprehensive	Gains	Settlements,	In (Out)	of June 30,	June 30,
	2009	Income	Income, Net	(Losses)	Net	of Level 3	2009	2009
	($ in thousands)

Assets
Investment securities, available for sale:
Non-agency MBS	$377	$(13)	$(29)	$(42)	$(234)	$—	$101	$(13)
Corporate debt	33,886	(11,212)	(547)	(11,759)	(9,601)	—	12,526	145
Collateralized loan obligation	2,361	(980)	(725)	(1,705)	134	—	790	(980)

Total	36,624	(12,205)	(1,301)	(13,506)	(9,701)	—	13,417	(848)
Warrants	4,661	87	—	87	320	—	5,068	87

Total assets	$41,285	$(12,118)	$(1,301)	$(13,419)	$(9,381)	$—	$18,485	$(761)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the six months ended June 30, 2010 and 2009, reported in interest income and gain (loss) on investments, net were as follows:

	Interest Income		Gain (Loss) on Investments, Net
	Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)

Total gains (losses) included in earnings for the period	$159	$587	$(106)	$(12,706)
Unrealized gains (losses) relating to assets still held at reporting date	125	587	(708)	(1,349)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three and six months ended June 30, 2010, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three and six months ended June 30, 2010.

					Total Gains (Losses)
	Fair Value	Quoted Prices in			Three	Six
	Measurement	Active Markets	Significant Other	Significant	Months	Months
	as of	for Identical	Observable	Unobservable	Ended	Ended
	June 30, 2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	June 30, 2010	June 30, 2010
	($ in thousands)

Assets
Loans held for sale	$58,444	$—	$58,444	$—	$(7,467)	$(7,467)
Loans held for investment(1)	604,883	—	—	604,883	(85,815)	(184,088)
Investments carried at cost	1,300	—	—	1,300	(232)	(2,246)
REO(2)	78,034	—	—	78,034	(17,597)	(36,599)
Loan receivables	71,454	—	—	71,454	(23,699)	(38,869)

Total assets	$814,115	$—	$58,444	$755,671	$(134,810)	$(269,269)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

(2)	Represents REO measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three and six months ended June 30, 2009, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three and six months ended June 30, 2009.

					Total Losses
	Fair Value	Quoted Prices in			Three	Six
	Measurement	Active Markets	Significant Other	Significant	Months	Months
	as of	for Identical	Observable	Unobservable	Ended	Ended
	June 30, 2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	June 30, 2009	June 30, 2009
	($ in thousands)

Assets
Loans held for sale	$56,186	$—	$56,186	$—	$(8,364)	$(8,385)
Loans held for investment(1)	340,378	—	—	340,378	(113,188)	(194,317)
Investments carried at cost	12,318	—	—	12,318	(2,586)	(4,617)
Investments accounted for under the equity method	689	—	158	531	—	(754)
REO(2)	70,917	—	—	70,917	(597)	(15,596)

Total assets	$480,488	$—	$56,344	$424,144	$(124,735)	$(223,669)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs. Transaction costs were not significant during the period.

(2)	Represents REO measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides fair value estimates for our financial instruments as of June 30, 2010 and December 31, 2009, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and those which are recorded at fair value on a recurring basis.

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)

Assets:
Commercial real estate “A” Participation Interest, net	$170,458	$170,860	$530,560	$530,390
Loans held for investment, net	6,907,401	6,658,812	7,548,545	7,255,318
Investments carried at cost	41,001	85,975	53,205	87,940
Investment securities, held-to-maturity	204,551	223,083	242,078	262,181
Liabilities:
Deposits	4,570,466	4,574,965	4,483,879	4,486,285
Credit facilities	316,007	292,228	542,781	497,036
Term debt	2,262,573	1,569,998	2,956,536	2,162,533
Convertible debt, net	531,382	513,718	561,347	525,860
Subordinated debt	434,332	251,913	439,701	255,027
Mortgage debt	—	—	447,683	426,865
Loan commitments and letters of credit	—	45,722	—	45,455

Note 19.	Segment Data

For the three and six months ended June 30, 2010 and 2009, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities and our Other Commercial Finance segment comprises our loan portfolio and residential mortgage business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which ceased completely with the sale of all of the assets related to this segment and consequently, we have presented the financial condition and results of operations of assets within our Healthcare Net Lease segment as discontinued operations for all periods presented. The remaining activity which is presented on a continuing basis for our Healthcare Net Lease segment for the three and six months ended June 30, 2010 and 2009 represents overhead and other intercompany allocations that are a result of operating the segment for the periods presented. Beginning July 1, 2010, we began operating as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results of our operating segments as of and for the three months ended June 30, 2010 were as follows:

	Three Months Ended June 30, 2010
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total investment income	$80,180	$91,786	$109	$(3,930)	$168,145
Interest expense	16,476	45,080	2,391	(2,391)	61,556
Provision for loan losses	5,094	20,168	—	—	25,262
Operating expenses	29,248	39,463	929	(16,049)	53,591
Other income (expense), net	5,858	(27,078)	(29)	(16,183)	(37,432)

Net income (loss) from continuing operations before income taxes	35,220	(40,003)	(3,240)	(1,673)	(9,696)
Income tax benefit	(2,463)	(1,711)	—	—	(4,174)

Net income (loss) from continuing operations	37,683	(38,292)	(3,240)	(1,673)	(5,522)
Net income from discontinued operations, net of taxes	—	—	2,166	—	2,166
Net gain from sale of discontinued operations, net of taxes	—	—	21,696	—	21,696

Net income (loss) attributable to CapitalSource Inc.	$37,683	$(38,292)	$20,622	$(1,673)	$18,340

Total assets as of June 30, 2010	$5,778,378	$5,068,228	$—	$(147,387)	$10,699,219
Total assets as of December 31, 2009	5,682,949	6,078,370	678,030	(178,299)	12,261,050
Assets of discontinued operations, held for sale, as of December 31, 2009	—	—	624,650	—	624,650

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results of our operating segments as of and for the three months ended June 30, 2009 were as follows:

	Three Months Ended June 30, 2009
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total investment income	$72,796	$151,654	$97	$(4,200)	$220,347
Interest expense	30,551	77,215	2,425	(2,425)	107,766
Provision for loan losses	90,470	113,377	—	—	203,847
Operating expenses	26,202	50,573	2,075	(10,691)	68,159
Other income (expense), net	8,364	(9,243)	(9)	(10,797)	(11,685)

Net loss from continuing operations before income taxes	(66,063)	(98,754)	(4,412)	(1,881)	(171,110)
Income tax expense (benefit)	4,781	89,702	(5,042)	—	89,441

Net (loss) income from continuing operations	(70,844)	(188,456)	630	(1,881)	(260,551)
Net income from discontinued operations, net of taxes	—	—	13,045	—	13,045
Gain from sale of discontinued operations, net of taxes	—	—	937	—	937

Net (loss) income	(70,844)	(188,456)	14,612	(1,881)	(246,569)
Net loss attributable to noncontrolling interests	—	(22)	—	—	(22)

Net (loss) income attributable to CapitalSource Inc.	$(70,844)	$(188,434)	$14,612	$(1,881)	$(246,547)

The financial results of our operating segments as of and for the six months ended June 30, 2010 were as follows:

	Six Months Ended June 30, 2010
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total investment income	$162,692	$189,867	$190	$(8,614)	$344,135
Interest expense	33,799	93,687	4,702	(4,702)	127,486
Provision for loan losses	92,798	151,404	—	—	244,202
Operating expenses	53,583	88,388	2,511	(27,686)	116,796
Other income (expense), net	12,981	(48,968)	272	(27,639)	(63,354)

Net loss from continuing operations before income taxes	(4,507)	(192,580)	(6,751)	(3,865)	(207,703)
Income tax (benefit) expense	(2,519)	19,351	—	—	16,832

Net loss from continuing operations	(1,988)	(211,931)	(6,751)	(3,865)	(224,535)
Net income from discontinued operations, net of taxes	—	—	9,489	—	9,489
Gain from sale of discontinued operations, net of taxes	—	—	21,696	—	21,696

Net (loss) income attributable to CapitalSource Inc.	$(1,988)	$(211,931)	$24,434	$(3,865)	$(193,350)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results of our operating segments as of and for the six months ended June 30, 2009 were as follows:

	Six Months Ended June 30, 2009
		Other
	CapitalSource	Commercial	Healthcare	Intercompany	Consolidated
	Bank	Finance	Net Lease	Eliminations	Total
	($ in thousands)

Total investment income	$150,220	$328,383	$182	$(7,086)	$471,699
Interest expense	68,964	166,478	4,997	(4,823)	235,616
Provision for loan losses	115,461	243,653	—	—	359,114
Operating expenses	49,942	106,717	4,468	(23,883)	137,244
Other income (expense), net	17,925	(79,277)	155	(24,085)	(85,282)

Net loss from continuing operations before income taxes	(66,222)	(267,742)	(9,128)	(2,465)	(345,557)
Income tax expense (benefit)	4,716	31,679	(2,295)	—	34,100

Net loss from continuing operations	(70,938)	(299,421)	(6,833)	(2,465)	(379,657)
Net income from discontinued operations, net of taxes	—	—	26,624	—	26,624
Gain from sale of discontinued operations, net of taxes	—	—	2,144	—	2,144

Net (loss) income	(70,938)	(299,421)	21,935	(2,465)	(350,889)
Net loss attributable to noncontrolling interests	—	(38)	—	—	(38)

Net (loss) income attributable to CapitalSource Inc.	$(70,938)	$(299,383)	$21,935	$(2,465)	$(350,851)

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

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

Note 20.	Subsequent Event

In July 2010, we delegated certain of our collateral management and special servicing rights in our 2006-A term debt securitization and sold our equity interest and certain notes issued by the 2006-A securitization trust for $7.0 million in cash. This transaction is expected to result in the deconsolidation of the 2006-A securitization trust and the derecognition of loans held for investment and term debt from our consolidated balance sheets. As of June 30, 2010, the carrying amount of consolidated loans held by the 2006-A term debt securitization was $800.5 million and included an allowance for loan losses of $134.2 million. As of June 30, 2010, consolidated term debt of the 2006-A term debt securitization had an outstanding balance of $891.3 million. Retained interests representing beneficial interests that we have repurchased with a face value of $124.8 million and an estimated fair value of $15.2 million will also be recorded upon deconsolidation of the entity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our audited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about our deposit base, our intention to originate loans at CapitalSource Bank, our portfolio run off and growth, our expectations regarding future credit performance, charge offs, loan losses and adequacy of reserves, particularly regarding commercial real estate and real estate construction loans, our liquidity and capital position, repayment of our indebtedness, our plans regarding the 3.5% and 4.0% Convertible Debentures, CapitalSource Bank’s capitalization and accessing of financing, the expected repayment of our commercial real estate participation interest (“the “A” Participation Interest”), expected prepayment speeds of our investment securities, economic and market conditions for our business, the performance of our loans, in particular our high balance loans, loan yields, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) on our operations, the impact of accounting pronouncements, taxes and tax audits and examinations, our unfunded commitments, expected accounting treatment of the 2006-A term debt securitization July 2010 transaction, our delinquent, non-accrual and impaired loans, our SPEs, risk management, and our valuation allowance with respect to, and our realization and utilization of, net deferred tax assets, net operating loss carryforwards and built-in losses. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions or investment or lending opportunities may result in increased credit losses and delinquencies in our portfolio and impair our ability to consummate favorable; disruptions in economic and credit markets may make it very difficult for us to obtain financing on attractive terms or at all, our strategy regarding the 3.5% and 4.0% Convertible Debentures could be restricted by our other indebtedness; could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position; movements in interest rates and lending spreads may adversely affect our borrowing strategy; operating under the Dodd-Frank regulatory regime could be more costly and restrictive than expected; we may not be successful in maintaining or growing deposits or deploying capital in favorable lending transactions or originating or acquiring assets in accordance with our strategic plan; competitive and other market pressures could adversely affect loan pricing; the nature, extent, and timing of any governmental actions and reforms; the success and timing of other business strategies and asset sales; continued or worsening charge offs, reserves and delinquencies may adversely affect our earnings and financial results; changes in tax laws or regulations could adversely affect our business; hedging activities may result in reported losses not offset by gains reported in our audited consolidated financial statements; and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 1, 2010 (“Form 10-K”), and other documents filed by us with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

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

Overview

We are a commercial lender which, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. Prior to the formation of CapitalSource Bank, CapitalSource Inc. (“CapitalSource,” and together with its subsidiaries other than CapitalSource Bank, the “Parent Company”) conducted its commercial lending business through its other subsidiaries. Subsequent to CapitalSource Bank’s formation, substantially all new loans have been originated at CapitalSource Bank. Our commercial lending activities in the Parent Company consist primarily of satisfying existing commitments made prior to CapitalSource Bank’s formation and receiving payments on our existing loan portfolio. Consequently, we expect that our loans at the Parent Company will gradually run off, while CapitalSource Bank’s loan portfolio will continue to grow. As of June 30, 2010, we had 1,348 loans outstanding, of which 50 were shared between CapitalSource Bank and the Parent Company, and our total loans had an aggregate outstanding principal balance of $7.7 billion.

For the three and six months ended June 30, 2010 and 2009, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities and our Other Commercial Finance segment comprises our loan portfolio and residential mortgage business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which ceased completely with the sale of all of the assets related to this segment and consequently, we have presented the financial condition and results of operations within our Healthcare Net Lease segment as discontinued operations for all periods presented. The remaining activity which is presented on a continuing basis for our Healthcare Net Lease segment for the three and six months ended June 30, 2010 and 2009 represents overhead and other intercompany allocations that are a result of operating the segment for the periods presented. Beginning July 1, 2010, we began operating as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For additional information, see Note 19, Segment Data, in our consolidated financial statements for the three and six months ended June 30, 2010.

Through our CapitalSource Bank segment activities, CapitalSource Bank provides financial products primarily to small and middle market businesses across the United States and also offers depository products and services in southern and central California, which are insured by the FDIC to the maximum amounts permitted by regulation. As of June 30, 2010, CapitalSource Bank had 825 loans outstanding of which 50 loans were shared with the Parent Company, with an aggregate outstanding principal balance of $3.5 billion, and held a $170.5 million senior participation interest in a pool of commercial real estate loans and related assets (the “A” Participation Interest).

Through our Other Commercial Finance segment activities, the Parent Company has provided financial products primarily to small and middle market businesses. As of June 30, 2010, our Other Commercial Finance segment had 573 loans outstanding of which 50 loans were shared with CapitalSource Bank, and the Parent Company held total loans having an aggregate outstanding principal balance of $4.2 billion.

In June 2010, we completed the sale of our remaining 103 long-term healthcare facilities to Omega Healthcare Investors, Inc. (“Omega”). We sold these facilities for approximately $94.7 million in cash, approximately 176,000 shares of Omega common stock valued at $3.3 million, and the assumption or repayment of $463.2 million in debt associated with the facilities. In addition, we received approximately 819,000 shares of Omega common stock valued at $15.2 million in consideration for certain escrows assigned to Omega at close. The consideration for these sales was in addition to approximately 1.3 million shares of Omega common stock valued at $25.0 million we received in December 2009 in consideration for granting to Omega a non-refundable option to purchase certain of the sold facilities. We recognized a pre-tax gain of $21.7 million on these sales.

As a result of these sales, we exited the skilled nursing home ownership business. Consequently, we have presented the financial condition and results of operations of assets within our Healthcare Net Lease segment as discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business.

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

Fee Income.  In our CapitalSource Bank and Other Commercial Finance segments, fee income represents net fee income earned from our loan operations. Fee income includes prepayment-related fees as well as other fees charged to borrowers. We did not generate any fee income in our Healthcare Net Lease segment.

Interest Expense.  Interest expense is the amount paid on deposits and borrowings, including the amortization of deferred financing fees and debt discounts. In our CapitalSource Bank segment, interest expense includes interest paid to depositors and interest paid on Federal Home Loan Bank System (“FHLB”) of San Francisco (“FHLB SF”) borrowings. In our Other Commercial Finance segment, interest expense includes borrowing costs associated with credit facilities, term debt, convertible debt and subordinated debt. In our Healthcare Net Lease segment, interest expense includes borrowing costs associated with intercompany debt. The majority of our borrowings charge interest at variable rates based primarily on one-month LIBOR or CP rates plus a margin. Our 2014 Senior Secured Notes, convertible debt and three series of our subordinated debt bear a fixed rate of interest. Deferred financing fees, debt discounts and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

Provision for Loan Losses.  We record a provision for loan losses in our CapitalSource Bank and Other Commercial Finance segments. The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan losses inherent in our commercial lending portfolio. As the size and mix of loans within these portfolios change, or if the credit quality of the portfolios change, we record a provision to appropriately adjust the allowance for loan losses. Due to the nature of the assets that were in our Healthcare Net Lease segment, we did not record a provision for loan losses in this segment.

Other (Expense) Income.  In our CapitalSource Bank and Other Commercial Finance segments, other income (expense) consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, unrealized appreciation (depreciation) on certain investments, other-than-temporary impairment on investment securities, available for sale, gains (losses) on derivatives, due diligence deposits forfeited, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, servicing income, income from our management of various loans held by third parties, gains (losses) on debt extinguishment at the Parent Company, net expense of real estate owned and other foreclosed assets, and other miscellaneous fees and expenses not attributable to our commercial lending and banking operations.

Operating Expenses.  In our CapitalSource Bank and Other Commercial Finance segments, operating expenses include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses, including deposit insurance premiums. In our Healthcare Net Lease segment, operating expenses include an allocation of overhead expenses (including compensation and benefits).

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of June 30, 2010, the total valuation allowance was $510.8 million. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal. Although realization is not assured, we believe it is more likely than not that the remaining recognized net deferred tax assets of $73.1 million as of June 30, 2010 will be realized.

Operating Results for the Three and Six Months Ended June 30, 2010

Our results of operations for the three and six months ended June 30, 2010 and 2009 were impacted by the global recession, a challenging credit market environment and the availability of liquidity. As further described below, the most significant factors influencing our consolidated results of operations for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009 were:

•	Decreased provision for loan losses;

•	Changes in income tax provisions (benefits) due to changes to the valuation allowance for our deferred tax assets;

•	Decreased balance of our commercial lending portfolio;

•	Gains and losses on our investments;

•	Gains and losses on debt extinguishment;

•	Decreased operating expenses;

•	Net expense of real estate owned and other foreclosed assets;

•	Sale of our residential mortgage investment portfolio in 2009;

•	Losses on derivatives;

•	Changes in lending and borrowing spreads; and

•	Divestiture of our Healthcare Net Lease segment.

Our consolidated operating results for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, were as follows:

				Six Months Ended
	Three Months Ended June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change
			($ in thousands)

Interest income	$162,482	$214,539	(24)%	$332,030	$460,032	(28)%
Fee income	5,663	5,808	(2)	12,105	11,667	4
Interest expense	61,556	107,766	(43)	127,486	235,616	(46)
Provision for loan losses	25,262	203,847	(88)	244,202	359,114	(32)
Operating expenses	53,591	68,159	(21)	116,796	137,244	(15)
Other expense	(37,432)	(11,685)	(220)	(63,354)	(85,282)	(26)
Net loss from continuing operations before income taxes	(9,696)	(171,110)	94	(207,703)	(345,557)	40
Income tax (benefit) expense	(4,174)	89,441	105	16,832	34,100	51
Net loss from continuing operations	(5,522)	(260,551)	98	(224,535)	(379,657)	41
Net income from discontinued operations, net of taxes	2,166	13,045	(83)	9,489	26,624	(64)
Gain from sale of discontinued operations, net of taxes	21,696	937	2,215	21,696	2,144	912
Net income (loss)	18,340	(246,569)	107	(193,350)	(350,889)	45
Net loss attributable to noncontrolling interests	—	(22)	(100)	—	(38)	(100)
Net income (loss) attributable to CapitalSource Inc.	18,340	(246,547)	107	(193,350)	(350,851)	45

Our consolidated yields on income-earning assets and the costs of interest-bearing liabilities for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010			2009
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$332,030	6.03%		$460,032	6.38%
Fee income		12,105	0.22		11,667	0.16

Total interest-earning assets(1)	$11,095,072	344,135	6.25	$14,542,931	471,699	6.54
Total interest-bearing liabilities(2)	8,804,177	127,486	2.92	12,635,853	235,616	3.76

Net finance spread		$216,649	3.33%		$236,083	2.78%

Net finance margin			3.94%			3.27%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, marketable securities, mortgage-related receivables, residential mortgage-backed securities, loans, the “A” Participation Interest and investments in debt securities.

(2)	Interest-bearing liabilities include deposits, repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt.

Discontinued Operations

In June 2010, we completed the sale of our remaining 103 long-term healthcare facilities and exited the skilled nursing home ownership business. As a result, all consolidated comparisons below reflect the continuing results of our operations. For operating information about our discontinued operations, see the Healthcare Net Lease Segment section.

Operating Expenses

Consolidated operating expenses decreased to $53.6 million for the three months ended June 30, 2010 from $68.2 million for the three months ended June 30, 2009. The decrease was primarily due to a $5.4 million decrease in compensation and benefits, a $3.1 million decrease in professional fees and a $2.3 million decrease in FDIC premiums.

Consolidated operating expenses decreased to $116.8 million for the six months ended June 30, 2010 from $137.2 million for the six months ended June 30, 2009. The decrease was primarily due to a $6.2 million decrease in compensation and benefits, a $10.0 million decrease in professional fees and a $2.0 million decrease in FDIC premiums.

Income Taxes

Consolidated income tax benefit for the three months ended June 30, 2010 was $4.2 million, compared to income tax expense of $89.4 million for the three months ended June 30, 2009. The benefit was caused primarily by adjustments in the deferred tax valuation allowance.

Consolidated income tax expense for the six months ended June 30, 2010 was $16.8 million, compared to $34.1 million for the six months ended June 30, 2009. The expense was caused primarily by the increase in the valuation allowance for the deferred tax assets of a subsidiary that continued to incur operating losses in the first half of the year.

Comparison of the Three and Six Months Ended June 30, 2010 and 2009

CapitalSource Bank Segment

Our CapitalSource Bank segment operating results for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, were as follows:

				Six Months Ended
	Three Months Ended June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change
			($ in thousands)

Interest income	$78,108	$71,219	10%	$158,840	$146,970	8%
Fee income	2,072	1,577	31	3,852	3,250	19
Interest expense	16,476	30,551	(46)	33,799	68,964	(51)
Provision for loan losses	5,094	90,470	(94)	92,798	115,461	(20)
Operating expenses	29,248	26,202	12	53,583	49,942	7
Other income	5,858	8,364	(30)	12,981	17,925	(28)
Income tax (benefit) expense	(2,463)	4,781	152	(2,519)	4,716	153
Net income (loss)	37,683	(70,844)	153	(1,988)	(70,938)	97

Interest Income

Three months ended June 30, 2010 and 2009

Total interest income increased to $78.1 million for the three months ended June 30, 2010 from $71.2 million for the three months ended June 30, 2009, with an average yield on interest-earning assets of 5.59% for the three months ended June 30, 2010 compared to 5.14% for the three months ended June 30, 2009. During the three months ended June 30, 2010 and 2009, interest income on loans was $59.0 million and $51.2 million, respectively, yielding 7.09% and 6.97% on an average loan balance of $3.3 billion and $2.9 billion, respectively. During the three months ended June 30, 2010 and 2009, $9.0 million and $3.3 million, respectively, of interest income was not recognized for loans on non-accrual, which negatively impacted the yield on loans by 1.08% and 0.46%, respectively.

Interest income on the “A” Participation Interest was $3.4 million and $7.4 million, during the three months ended June 30, 2010 and 2009, respectively, yielding 5.88% and 3.05% on an average balance of $234.4 million and $977.6 million, respectively. The “A” Participation Interest was purchased at a discount and has a stated coupon equal to one-month LIBOR plus 1.50%. The unamortized discount is accreted into income using the interest method. During the three months ended June 30, 2010 and 2009, we accreted $2.3 million and $2.6 million, respectively, of discount into interest income on loans in our consolidated statements of operations. Changes in actual or expected repayments from one period to the next may have a material impact on our interest income and yield recognized during the period.

During the three months ended June 30, 2010 and 2009, interest income from our investments, including available-for-sale and held-to-maturity securities, was $15.3 million and $11.8 million, respectively, yielding 3.50% and 4.25% on an average balance of $1.8 billion and $1.1 billion, respectively. During the three months ended June 30, 2010, we purchased $143.9 million of investment securities, available-for-sale while $176.6 million and $18.6 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the three months ended June 30, 2009, $223.4 million and $128.9 million of investment securities, available-for-sale and held-to-maturity were purchased, respectively, while $412.4 million and $5.7 million, respectively, of principal repayments were received.

During the three months ended June 30, 2010 and 2009, interest income on cash and cash equivalents was $0.4 million and $0.9 million, respectively, yielding 0.29% and 0.55% on an average balance of $399.4 million and $628.9 million, respectively.

Six months ended June 30, 2010 and 2009

Total interest income increased to $158.8 million for the six months ended June 30, 2010 from $147.0 million for the six months ended June 30, 2009, with an average yield on interest-earning assets of 5.74% for the six months ended June 30, 2010 compared to 5.24% for the six months ended June 30, 2009. During the six months ended June 30, 2010 and 2009, interest income on loans was $117.1 million and $99.3 million, respectively, yielding 7.32% and 6.98% on an average loan balance of $3.2 billion and $2.9 billion, respectively. During the six months ended June 30, 2010 and 2009, $15.3 million and $4.4 million, respectively, of interest income was not recognized for loans on non-accrual, which negatively impacted the yield on loans by 0.95% and 0.31%, respectively.

Interest income on the “A” Participation Interest was $11.2 million and $24.6 million during the six months ended June 30, 2010 and 2009, respectively, yielding 6.70% and 4.50% on an average balance of $338.0 million and $1.1 billion, respectively. During the six months ended June 30, 2010 and 2009, we accreted $8.2 million and $13.6 million, respectively, of discount into interest income on loans in our consolidated statements of operations. Changes from one period to the next in actual or expected repayments may have a material impact on our interest income and yield recognized during the period.

During the six months ended June 30, 2010 and 2009, interest income from our investments, including available-for-sale and held-to-maturity securities, was $29.6 million and $20.7 million, respectively, yielding 3.89% and 4.26% on an average balance of $1.5 billion and $977.9 million, respectively. During the six months ended June 30, 2010, we purchased $958.1 million of investment securities, available-for-sale while $390.5 million and $46.2 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the six months ended June 30, 2009, $909.1 million and $205.0 million of investment securities, available-for-sale and held-to-maturity were purchased, respectively, while $732.3 million and $5.9 million, respectively, of principal repayments were received.

During the six months ended June 30, 2010 and 2009, interest income on cash and cash equivalents was $0.9 million and $2.4 million, respectively, yielding 0.29% and 0.62% on an average balance of $594.0 million and $803.5 million, respectively.

Fee Income

Three months ended June 30, 2010 and 2009

Fee income increased to $2.1 million for the three months ended June 30, 2010 from $1.6 million for the three months ended June 30, 2009, with an average yield on interest-earning assets of 0.14% and 0.11%, respectively, primarily due to an increase in new loans at CapitalSource Bank.

Six months ended June 30, 2010 and 2009

Fee income increased to $3.9 million for the six months ended June 30, 2010 from $3.3 million for the six months ended June 30, 2009, with an average yield on interest-earning assets of 0.14% and 0.11%, respectively, primarily due to an increase in new loans at CapitalSource Bank.

Interest Expense

Three months ended June 30, 2010 and 2009

Total interest expense decreased to $16.5 million for the three months ended June 30, 2010 from $30.6 million for the three months ended June 30, 2009. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities which was 1.37% and 2.58%, during the three months ended June 30, 2010 and 2009, respectively. Our average balance of interest-bearing liabilities, consisting of deposits and borrowings, was $4.8 billion during the three months ended June 30, 2010 and 2009. Our interest expense on deposits for the three months ended June 30, 2010 and 2009, was $15.3 million and $30.0 million, respectively, with an average cost of deposits of 1.33% and 2.60%, respectively, on an average balance of $4.6 billion for both periods. During the three months ended June 30, 2010, $1.3 billion of our time deposits matured with a weighted average interest rate of 1.55% and $1.2 billion of new time deposits were issued at a weighted average interest rate of 1.16%. During the three months ended June 30, 2009, $1.8 billion of our time deposits, including brokered deposits, matured with a weighted average interest rate of 3.34% and $1.6 billion of new time deposits were issued at a weighted average interest rate of 1.78%. Additionally, during the three months ended June 30, 2010, our weighted average interest rate of our liquid account deposits, savings and money market accounts, declined from 0.95% at the beginning of the quarter to 0.82% at end of the quarter. During the three months ended June 30, 2010, our interest expense on borrowings, primarily consisting of FHLB SF borrowings, was $1.2 million with an average cost of 1.97% on an average balance of $244.3 million. During the three months ended June 30, 2010, there were $45.0 million in advances taken and $5.0 million of maturities. During the three months ended June 30, 2009, our interest expense on borrowings, primarily consisting of FHLB SF borrowings, was $0.6 million with an average cost of 1.93% on an average balance of $123.0 million.

Six months ended June 30, 2010 and 2009

Total interest expense decreased to $33.8 million for the six months ended June 30, 2010 from $69.0 million for the six months ended June 30, 2009. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities which was 1.42% and 2.87%, during the six months ended June 30, 2010 and 2009, respectively. Our average balance of interest-bearing liabilities, consisting of deposits and borrowings, was $4.8 billion during the six months ended June 30, 2010 and 2009. Our interest expense on deposits for the six months ended June 30, 2010 and 2009, was $31.6 million and $68.3 million, respectively, with an average cost of deposits of 1.39% and 2.89% on an average balance of $4.6 billion and $4.8 billion, respectively. During the six months ended June 30, 2010, $2.7 billion of our time deposits matured with a weighted average interest rate of 1.63% and $2.6 billion of new time deposits were issued at a weighted average interest rate of 1.22%. During the six months ended June 30,

2009, $3.3 billion of our time deposits, including brokered deposits, matured with a weighted average interest rate of 3.43% and $2.7 billion of new time deposits were issued at a weighted average interest rate of 1.82%. During the six months ended June 30, 2010, our interest expense on borrowings, primarily consisting of FHLB SF borrowings, was $2.2 million with an average cost of 1.93% on an average balance of $226.4 million. During the six months ended June 30, 2010, there were $80.0 million in advances taken and $15.0 million of maturities. During the six months ended June 30, 2009, our interest expense on borrowings, primarily consisting of FHLB SF borrowings, was $0.6 million with an average cost of 1.94% on an average balance of $64.3 million.

Net Finance Margin

Three months ended June 30, 2010 and 2009

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010			2009
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest income		$78,108	5.45%		$71,219	5.03%
Fee income		2,072	0.14		1,577	0.11

Total interest-earning assets(1)	$5,753,858	80,180	5.59	$5,680,573	72,796	5.14
Total interest-bearing liabilities(2)	4,839,351	16,476	1.37	4,752,385	30,551	2.58

Net finance spread		$63,704	4.22%		$42,245	2.56%

Net finance margin			4.44%			2.98%

(1)	Interest-earning assets include cash and cash equivalents, investments, “A” Participation Interest and loans.

(2)	Interest-bearing liabilities include deposits and borrowings.

Six months ended June 30, 2010 and 2009

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010			2009
	Weighted	Net		Weighted	Net
	Average	Investment	Average	Average	Investment	Average
	Balance	Income	Yield/Cost	Balance	Income	Yield/Cost
	($ in thousands)

Interest-earning assets:
Interest income		$158,840	5.60%		$146,970	5.13%
Fee income		3,852	0.14		3,250	0.11

Total interest-earning assets(1)	$5,717,835	162,692	5.74	$5,773,768	150,220	5.24
Total interest-bearing liabilities(2)	4,806,004	33,799	1.42	4,840,100	68,964	2.87

Net finance spread		$128,893	4.32%		$81,256	2.37%

Net finance margin			4.55%			2.84%

(1)	Interest-earning assets include cash and cash equivalents, investments, “A” Participation Interest and loans.

(2)	Interest-bearing liabilities include deposits and borrowings.

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

Operating Expenses

Three months ended June 30, 2010 and 2009

Operating expenses increased to $29.2 million for the three months ended June 30, 2010 from $26.2 million for the three months ended June 30, 2009. The increase was primarily due to a $6.0 million increase in loan sourcing fees, partially offset by a $2.3 million decrease in FDIC premiums.

Six months ended June 30, 2010 and 2009

Operating expenses increased to $53.6 million for the six months ended June 30, 2010 from $49.9 million for the six months ended June 30, 2009. The increase was primarily due to a $7.7 million increase in loan sourcing fees, partially offset by a $2.0 million decrease in FDIC premiums.

CapitalSource Bank relies on the Parent Company to source loans, provide loan origination due diligence services and perform certain underwriting services. For these services, CapitalSource Bank pays the Parent Company loan sourcing fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. We do not capitalize loan sourcing fees. These fees are eliminated in consolidation. These fees are included in other operating expenses and were $8.7 million and $2.7 million for the three months ended June 30, 2010 and 2009, respectively, and $12.8 million and $5.1 million for the six months ended June 30, 2010 and 2009, respectively. CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee. Each sublease arrangement was established based on then market rates for comparable subleases.

Other Income

CapitalSource Bank provides loan servicing for loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on number of loans or other assets serviced. Loans being serviced by CapitalSource Bank for the benefit of others were $6.4 billion and $7.7 billion as of June 30, 2010 and December 31, 2009, respectively, of which $4.2 billion and $5.2 billion were owned by the Parent Company.

Three months ended June 30, 2010 and 2009

Other income, which primarily consists of loan servicing fees paid to CapitalSource Bank by the Parent Company, decreased to $5.9 million for the three months ended June 30, 2010 from $8.4 million for the three months ended June 30, 2009 primarily due to a $2.2 million decrease in loan servicing fees paid by the Parent Company to CapitalSource Bank, primarily as a result of the sale of the remaining direct real estate investments and the decrease in the Parent Company’s loan portfolio.

Six months ended June 30, 2010 and 2009

Other income decreased to $13.0 million for the six months ended June 30, 2010 from $17.9 million for the six months ended June 30, 2010 primarily due to a $4.0 million decrease in loan servicing fees paid by the Parent Company to CapitalSource Bank, primarily as a result of the sale of the remaining direct real estate investments and the decrease in the Parent Company’s loan portfolio.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
			($ in thousands)

Interest income	$88,195	$147,423	(40)%	$181,614	$319,966	(43)%
Fee income	3,591	4,231	(15)	8,253	8,417	(2)
Interest expense	45,080	77,215	(42)	93,687	166,478	(44)
Provision for loan losses	20,168	113,377	(82)	151,404	243,653	(38)
Operating expenses	39,463	50,573	(22)	88,388	106,717	(17)
Other expense	(27,078)	(9,243)	193	(48,968)	(79,277)	(38)
Income tax (benefit) expense	(1,711)	89,702	(102)	19,351	31,679	(39)
Net loss	(38,292)	(188,456)	(80)	(211,931)	(299,421)	(29)
Net loss attributable to noncontrolling interests	—	(22)	(100)	—	(38)	(100)
Net loss attributable to CapitalSource Inc.	(38,292)	(188,434)	(80)	(211,931)	(299,383)	(29)

Interest Income

Three months ended June 30, 2010 and 2009

Interest income decreased to $88.2 million for the three months ended June 30, 2010 from $147.4 million for the three months ended June 30, 2009, primarily due to a decrease in average total interest-earning assets. During the three months ended June 30, 2010, our average balance of interest-earning assets decreased by $3.4 billion, or 40.1%, compared to the three months ended June 30, 2009. This decrease was primarily due to the deconsolidation of mortgage related receivables related to the sale of our beneficial interests in securitization special purpose entities in December 2009 and the run off of Parent Company loans. During the three months ended June 30, 2010, yield on average interest-earning assets increased to 7.28% from 7.21% for the three months ended June 30, 2009. This increase was primarily the result of an increase in the fee component of yield to 0.28% for the three months ended June 30, 2010, from 0.20% for the three months ended June 30, 2009. During the three months ended June 30, 2010, our lending spread to average one-month LIBOR was 7.61% compared to 7.73% for the three months ended June 30, 2009. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on new loan originations, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

Six months ended June 30, 2010 and 2009

Interest income decreased to $181.6 million for the six months ended June 30, 2010 from $320.0 million for the six months ended June 30, 2009, primarily due to a decrease in average total interest-earning assets and a decrease in yield on average interest-earning assets. During the six months ended June 30, 2010, our average balance of interest-earning assets decreased by $3.4 billion, or 38.6%, compared to the six months ended June 30, 2009. During the six months ended June 30, 2010, yield on average interest-earning assets decreased to 7.12% from 7.57% for the six months ended June 30, 2009. This decrease was primarily the result of a decrease in the interest component of yield to 6.81% for the six months ended June 30, 2010, from 7.38% for the six months ended June 30, 2009, due to a decrease in our core lending spread. During the six months ended June 30, 2010, our lending spread to average one-month LIBOR was 7.47% compared to 7.95% for the six months ended June 30, 2009.

Fee Income

Three months ended June 30, 2010 and 2009

Fee income decreased to $3.6 million for the three months ended June 30, 2010 from $4.2 million for the three months ended June 30, 2009, with an average yield on interest-earning assets of 0.28% and 0.20%, respectively, primarily due to a decrease in unused line fees.

Six months ended June 30, 2010 and 2009

Fee income decreased to $8.3 million for the six months ended June 30, 2010 from $8.4 million for the six months ended June 30, 2009, with an average yield on interest-earning assets of 0.31% and 0.19%, respectively, primarily due to a decrease in unused line fees, partially offset by an increase in prepayment fees.

Interest Expense

Three months ended June 30, 2010 and 2009

The decrease in interest expense to $45.1 million for the three months ended June 30, 2010 from $77.2 million for the three months ended June 30, 2009 was primarily due to a decrease in average interest-bearing liabilities of $3.5 billion, or 48.4%, primarily due to the deconsolidation of term debt related to the sale of our beneficial interests in securitization special purpose entities in December 2009. This decrease was partially offset by an increase in our cost of borrowings which was 4.78% for the three months ended June 30, 2010, compared to 4.23% for the three months ended June 30, 2009, as a result of higher deferred financing fee amortization.

Six months ended June 30, 2010 and 2009

The decrease in interest expense to $93.7 million for the six months ended June 30, 2010 from $166.5 million for the six months ended June 30, 2009 was primarily due to a decrease in average interest-bearing liabilities of $3.7 billion, or 47.9%, primarily due to the deconsolidation of term debt related to the sale of our beneficial interests in securitization special purpose entities in December 2009. This decrease was partially offset by an increase in our cost of borrowings which was 4.64% for the three months ended June 30, 2010, compared to 4.29% for the six months ended June 30, 2009, as a result of higher deferred financing fee amortization, partially offset by lower interest rates as LIBOR dropped.

Net Finance Margin

Three months ended June 30, 2010 and 2009

Net finance margin was 3.71% for the three months ended June 30, 2010, a decrease of 0.17% from 3.54% for the three months ended June 30, 2009. The decrease was primarily due to a decrease in interest income and an increase in our cost of funds as measured by the spread to short-term market rates on interest such as LIBOR. Net finance spread was 2.50% for the three months ended June 30, 2010, a decrease of 0.48% from 2.98% for the three months ended June 30, 2009, due to the changes in its components as described above.

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010			2009
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest-earning assets:
Interest income		$88,195	7.00%		$147,423	7.01%
Fee income		3,591	0.28		4,231	0.20

Total interest-earning assets(1)	$5,056,036	91,786	7.28	$8,437,866	151,654	7.21
Total interest-bearing liabilities(2)	3,779,755	45,080	4.78	7,329,372	77,215	4.23

Net finance spread		$46,706	2.50%		$74,439	2.98%

Net finance margin			3.71%			3.54%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest-bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Six months ended June 30, 2010 and 2009

Net finance margin was 3.61% for the six months ended June 30, 2010, a decrease of 0.12% from 3.73% for the six months ended June 30, 2009. The decrease was primarily due to a decrease in interest income and an increase in our cost of funds as measured by the spread to short-term market rates on interest such as LIBOR. Net finance spread was 2.48% for the six months ended June 30, 2010, a decrease of 0.80% from 3.28% for the six months ended June 30, 2009, due to the changes in its components as described above.

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010			2009
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest-earning assets:
Interest income		$181,614	6.81%		$319,966	7.38%
Fee income		8,253	0.31		8,417	0.19

Total interest-earning assets(1)	$5,377,169	189,867	7.12	$8,753,361	328,383	7.57
Total interest-bearing liabilities(2)	4,073,172	93,687	4.64	7,817,138	166,478	4.29

Net finance spread		$96,180	2.48%		$161,905	3.28%

Net finance margin			3.61%			3.73%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest-bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

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

Operating Expenses

Three months ended June 30, 2010 and 2009

Operating expenses decreased to $39.5 million for the three months ended June 30, 2010 from $50.6 million for the three months ended June 30, 2009, primarily due to a $5.5 million decrease in incentive compensation, a $3.0 million decrease in professional fees, and a $2.2 million decrease in loan servicing fees paid to CapitalSource Bank. Operating expenses as a percentage of average total assets increased to 3.10% for the three months ended June 30, 2010 from 2.25% for the three months ended June 30, 2009.

Six months ended June 30, 2010 and 2009

Operating expenses decreased to $88.4 million for the six months ended June 30, 2010 from $106.7 million for the six months ended June 30, 2009, primarily due to a $7.1 million decrease in incentive compensation, a $9.8 million decrease in professional fees, and a $4.0 million decrease in loan servicing fees paid to CapitalSource Bank. Operating expenses as a percentage of average total assets increased to 3.25% for the six months ended June 30, 2010 from 2.25% for the six months ended June 30, 2009.

Other Expenses

Three months ended June 30, 2010 and 2009

Other expenses increased to $27.1 million for the three months ended June 30, 2010 from $9.2 million for the three months ended June 30, 2009, primarily due to an increase in net expense of real estate owned and other foreclosed assets and losses on derivatives, partially offset by gains on our investment portfolio and gains on foreign currency exchange. Further explanation on the change is described below.

Net expense of real estate owned and other assets increased to $43.2 million for the three months ended June 30, 2010 compared to $4.7 million for the three months ended June 30, 2009, primarily due to a $23.7 million increase in provision for loan receivables losses related to $71.5 million of loans acquired through foreclosure as of June 30, 2010, a $10.2 million increase in unrealized losses on real estate owned and a $5.6 million increase in direct real estate impairments.

Gains on investments were $9.7 million for the three months ended June 30, 2010 compared to losses of $5.0 million for the three months ended June 30, 2009. The gain was primarily due to a $7.0 million gain on cost-basis investments and a $2.5 million increase in dividend income. Losses on derivatives were $4.1 million for the three months ended June 30, 2010 compared to gains of $0.4 million for the three months ended June 30, 2009. Gains on debt extinguishment were $0.4 million for the three months ended June 30, 2010 compared to $4.6 million for the three months ended June 30, 2009.

Other income was $10.1 million for the three months ended June 30, 2010 compared to other expenses of $4.5 million for the three months ended June 30, 2009. This change was primarily due to a $12.8 million increase in gains on foreign currency exchange and a $7.4 million increase in loan origination fees, partially offset by a $7.6 million increase in miscellaneous expense primarily related to potential litigation expenses.

Six months ended June 30, 2010 and 2009

Other expenses decreased to $49.0 million for the six months ended June 30, 2010 from $79.3 million for the six months ended June 30, 2009, primarily due to gains on our investment portfolio, gains on debt extinguishment and gains on foreign currency exchange, partially offset by the impact of net expense of real estate owned and other foreclosed assets and losses on derivatives. Further explanation on the change is described below.

Gains on investments were $14.8 million for the six months ended June 30, 2010 compared to losses of $21.1 million for the six months ended June 30, 2009. This change was primarily due to a $12.9 million decrease in impairments of our available-for-sale investments, a $11.7 million increase in gains on cost-basis investments and a $4.2 million increase in dividend income. Losses on derivatives were $7.7 million for the six months ended June 30, 2010 compared to gains of $0.4 million for the six months ended June 30, 2009. Gains on debt extinguishment were $1.1 million for the six months ended June 30, 2010 compared to losses of $52.6 million for the six months ended June 30, 2009.

Net expense of real estate owned and other assets increased to $83.7 million for the six months ended June 30, 2010 compared to $23.5 million for the six months ended June 30, 2009, primarily due to a $38.9 million increase in provision for loan receivables losses related loans acquired through foreclosure, a $10.2 million increase in unrealized losses on real estate owned and a $10.2 million increase in direct real estate impairments.

Other income increased to $26.5 million for the six months ended June 30, 2010 compared to $2.1 million for the six months ended June 30, 2009, primarily due to a $14.7 million increase in foreign currency exchange gains, a

$9.9 million increase in loan origination fees partially offset by a $7.5 million increase in miscellaneous expense primarily related to potential litigation expenses.

Healthcare Net Lease Segment

Discontinued Operations

In June 2010, we completed the sale of our remaining 103 long-term healthcare facilities to Omega Healthcare Investors, Inc. (“Omega”). We sold these facilities for approximately $94.7 million in cash, approximately 176,000 shares of Omega common stock valued at $3.3 million, and the assumption or repayment of $463.2 million in debt associated with the facilities. In addition, we received approximately 819,000 shares of Omega common stock valued at $15.2 million in consideration for certain escrows assigned to Omega at close. The consideration for these sales was in addition to approximately 1.3 million shares of Omega common stock valued at $25.0 million we received in December 2009 in consideration for granting to Omega a non-refundable option to purchase certain of the sold facilities. We recognized a pre-tax gain of $21.7 million on these sales.

As a result of these sales, we exited the skilled nursing home ownership business. Consequently, we have presented the financial condition and results of operations of assets within our Healthcare Net Lease segment as discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business.

Income from discontinued operations increased to $23.9 million, including a gain on disposal of $21.7 million, for the three months ended June 30, 2010 from $14.0 million, including a gain on disposal of $0.9 million, for the three months ended June 30, 2009. Income from discontinued operations increased to $31.2 million, including a gain on disposal of $21.7 million, for the six months ended June 30, 2010 from $28.8 million, including a gain on disposal of $2.1 million, for the six months ended June 30, 2009. For additional information, see Note 3, Discontinued Operations, in our consolidated financial statements for the three and six months ended June 30, 2010.

Financial Condition

CapitalSource Bank Segment

Portfolio Composition

As of June 30, 2010 and December 31, 2009, the composition of the CapitalSource Bank segment portfolio was as follows:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Assets:
Cash and cash equivalents(1)	$355,692	$821,980
Investment securities, available-for-sale	1,482,937	901,764
Investment securities, held-to-maturity	204,551	242,078
Commercial real estate “A” Participation Interest, net	170,458	530,560
Loans(2)	3,474,030	3,061,426
FHLB SF stock	19,445	20,195

Total	$5,707,113	$5,578,003

Liabilities:
Deposits	$4,570,466	$4,483,879
FHLB SF borrowings	265,000	200,000

Total	$4,835,466	$4,683,879

(1)	As of June 30, 2010 and December 31, 2009, the amounts include restricted cash of $11.0 million and $65.9 million, respectively.

(2)	Excludes deferred loan fees and discounts and the allowance for loan losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of collections from our borrowers, amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our consolidated financial statements for the three and six months ended June 30, 2010.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consists of discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), residential mortgage-backed securities rated AAA issued by non-government-agencies (“Non-agency MBS”), corporate debt securities and U.S. Treasury bills. CapitalSource Bank pledged substantially all of the investment securities, available-for-sale, to the FHLB SF and the Federal Reserve Bank (“FRB”) as a source of borrowing capacity as of June 30, 2010. For additional information on our investment securities, available-for-sale, see Note 6, Investments, in our consolidated financial statements for the three and six months ended June 30, 2010.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity, consists of AAA-rated commercial mortgage-backed securities. For additional information on our investment securities, held-to-maturity, see Note 6, Investments, in our consolidated financial statements for the three and six months ended June 30, 2010.

Commercial Real Estate “A” Participation Interest

We expect the “A” Participation Interest to be fully repaid during 2010. For additional information on the “A” Participation Interest, see Note 5, Commercial Lending Assets and Credit Quality, in our consolidated financial statements for three and six months ended June 30, 2010.

CapitalSource Bank Segment Loan Portfolio Composition

As of June 30, 2010 and December 31, 2009, our total CapitalSource Bank loan portfolio had outstanding balances of $3.5 billion and $3.1 billion, respectively. Total CapitalSource Bank loan portfolio reflected in the portfolio statistics below includes gross loans held for investment and held for sale.

As of June 30, 2010 and December 31, 2009, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	June 30, 2010		December 31, 2009
	($ in thousands)

Commercial	$1,794,888	52%	$1,594,974	52%
Real estate	1,414,774	40	1,086,961	36
Real estate — construction	264,368	8	379,491	12

Total	$3,474,030	100%	$3,061,426	100%

As of June 30, 2010, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
		($ in thousands)

Commercial	$153,426	$1,518,003	$123,459	$1,794,888
Real estate	547,608	596,340	270,826	1,414,774
Real estate — construction	206,811	57,557	—	264,368

Total	$907,845	$2,171,900	$394,285	$3,474,030

Substantially all of the CapitalSource Bank loan portfolio bears interest at adjustable rates pegged to an interest rate index plus a specified margin. Approximately 57% of the portfolio is subject to an interest rate floor and is accruing interest. Due to low market interest rates as of June 30, 2010, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.12% as of June 30, 2010. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of June 30, 2010, the composition of CapitalSource Bank loan balances by index and by loan type was as follows:

	Loan Type
			Real Estate
	Commercial	Real Estate	Construction	Total	Percentage
			($ in thousands)

1-Month LIBOR	$604,447	$905,417	$70,961	$1,580,825	45%
2-Month LIBOR	77,020	—	—	77,020	2
3-Month LIBOR	346,266	21,435	—	367,701	11
6-Month LIBOR	22,804	71,287	—	94,091	3
Prime	563,383	107,507	—	670,890	19
Canadian Bankers	59,951	—	—	59,951	2
Treasuries	—	2,963	—	2,963	—

Total adjustable rate loans	1,673,871	1,108,609	70,961	2,853,441	82
Fixed rate loans	79,135	158,050	—	237,185	7
Loans on nonaccrual	41,882	148,115	193,407	383,404	11

Total loans	$1,794,888	$1,414,774	$264,368	$3,474,030	100%

Credit Quality and Allowance for Loan Losses

As of June 30, 2010 and December 31, 2009, the principal balances of contractually delinquent accruing loans and non-accrual loans in the CapitalSource Bank loan portfolio were as follows:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Accruing loans 30-89 days contractually delinquent	$11,117	$1,057
Accruing loans 90 or more days contractually delinquent	—	17,695
Non-accrual loans	391,268	173,931

Of our non-accrual loans, $3.5 million and $28.6 million were 30-89 days delinquent, and $64.4 million and $84.1 million were over 90 days delinquent as of June 30, 2010 and December 31, 2009, respectively.

The activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		($ in thousands)

Allowance for loan losses as of beginning of period	$222,318	$70,573	$152,508	$55,600
Provision for loan losses:
General	(33,071)	14,900	(12,503)	27,400
Specific	38,165	75,570	105,301	88,061

Total provision for loan losses	5,094	90,470	92,798	115,461
Charge offs	(62,851)	(69,510)	(80,745)	(79,528)

Allowance for loan losses as of end of period	$164,561	$91,533	$164,561	$91,533

Total gross loans as of end of period	$3,474,030	$2,868,802	$3,474,030	$2,868,802

Allowance for loan losses ratio	4.74%	3.19%	4.74%	3.19%
Provision for loan losses ratio (annualized)	0.59%	12.65%	5.39%	8.12%
Net charge off ratio (annualized)	7.26%	9.72%	4.69%	5.59%

As of June 30, 2010, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

During the three and six months ended June 30, 2010, loans with an aggregate carrying value of $142.5 million and $197.4 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. Loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in troubled debt restructurings were $3.7 million and $2.2 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2009, CapitalSource Bank had two loans involved in troubled debt restructurings.

Of the total $38.2 million and $105.3 million specific provisions for loan losses for the three and six months ended June 30, 2010, respectively, $31.8 million and $34.7 million, respectively, related to commercial real estate and real estate construction loans. There was a $74.9 million specific provision for loan losses related to commercial real estate and real estate construction loans for the three and six months ended June 30, 2009, respectively. Due to the large individual credit exposures and characteristics of real estate and real estate construction loans, the level of charge offs in this area has been volatile.

Given our loss experience, we consider our higher-risk loans within the commercial real estate portfolio to be loans secured by collateral that have not reached stabilization. As of June 30, 2010 and December 31, 2009, commercial real estate loans that have not reached stabilization had an outstanding principal balance of $377.1 million and $381.6 million, respectively. This amount was net of cumulative charge offs taken on these loans of $103.6 million and $52.1 million, respectively. In addition, specific reserves allocated to these loans totaled $35.5 million and $15.6 million as of June 30, 2010 and December 31, 2009, respectively.

Our total provision for loans losses of $5.1 million for the three months ended June 30, 2010 is less than we have provided in recent in recent quarters. This decline was due in part to improvement in our internal risk ratings on our non-impaired loans during the three months ended June 30, 2010. As we originate new loans, the mix of our non-impaired portfolio continues to shift toward asset types that have historically experienced low losses, including healthcare and other asset-based loans.

FHLB SF Stock

Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice; however, the

FHLB SF has currently ceased repurchases of excess stock. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2010.

Deposits

Total deposits increased by $86.6 million, or 1.93%, to $4.6 billion as of June 30, 2010 from $4.5 billion as of December 31, 2009.

As of June 30, 2010 and December 31, 2009, CapitalSource Bank’s deposit portfolio by product type and the maturities of the certificates of deposit portfolio were as follows:

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
		($ in thousands)

Money market	$260,974	0.77%	$258,283	0.99%
Savings	725,323	0.83	599,084	1.09
Certificates of deposit	3,584,169	1.40	3,626,512	1.68

Total deposits	$4,570,466	1.27	$4,483,879	1.56

	June 30, 2010
		Weighted
		Average
	Balance	Rate
	($ in thousands)

Remaining maturity of certificates of deposit:
0 to 3 months	$780,180	1.08%
4 to 6 months	1,218,860	1.32
7 to 9 months	675,335	1.30
10 to 12 months	239,055	1.67
Longer than 12 months	670,739	1.92

Total certificates of deposit	$3,584,169	1.40

FHLB SF Borrowings

FHLB SF borrowings were primarily for interest rate risk management purposes. The weighted-average remaining maturities of the borrowings were approximately 2.4 years and 1.9 years as of June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

		Weighted
		Average
	Balance	Rate
	($ in thousands)

Less than 1 year	$74,000	1.40%
1 to 2 years	78,000	1.87
2 to 3 years	28,000	2.08
3 to 4 years	30,000	2.65
4 to 5 years	40,000	2.49
More than 5 years	15,000	2.88

Total	$265,000	2.00

Other Commercial Finance Segment

Portfolio Composition

Total Other Commercial Finance loan portfolio reflected in the portfolio statistics below includes gross loans held for investment and loans held for sale, including lower of cost or fair value adjustments. As of June 30, 2010 and December 31, 2009, the composition of the Other Commercial Finance segment portfolio was as follows:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Assets:
Investment securities, available-for-sale	$39,025	$6,022
Loans	4,198,676	5,220,814
Other investments(1)	84,469	96,517

Total	$4,322,170	$5,323,353

(1)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Other Commercial Finance Segment Loan Portfolio Composition

As of June 30, 2010 and December 31, 2009, our total Other Commercial Finance loan portfolio had outstanding balances of $4.2 billion and $5.2 billion, respectively. Included in these amounts were loans held for sale of $55.6 million and $0.7 million as of June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010 and December 31, 2009, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	June 30, 2010		December 31, 2009
	($ in thousands)

Commercial	$2,889,094	69%	$3,441,481	66%
Real estate	766,478	18	939,598	18
Real estate — construction	543,104	13	839,735	16

Total	$4,198,676	100%	$5,220,814	100%

As of June 30, 2010, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
		($ in thousands)

Commercial	$588,580	$2,068,422	$232,092	$2,889,094
Real estate	556,189	94,638	115,651	766,478
Real estate — construction	374,721	168,383	—	543,104

Total	$1,519,490	$2,331,443	$347,743	$4,198,676

As of June 30, 2010, the composition of Other Commercial Finance loan balances by index and by loan type was as follows:

	Loan Type
			Real Estate
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$1,123,334	$456,593	$102,901	$1,682,828	40%
2-Month LIBOR	33,682	—	—	33,682	1
3-Month LIBOR	489,341	—	—	489,341	12
6-Month LIBOR	45,730	6	—	45,736	1
1-Month EURIBOR	47,316	—	—	47,316	1
3-Month EURIBOR	75,249	—	—	75,249	2
6-Month EURIBOR	34,790	—	—	34,790	1
Prime	628,977	12,422	151,936	793,335	19

Total adjustable rate loans	2,478,419	469,021	254,837	3,202,277	77
Fixed rate loans	91,487	171,073	—	262,560	6
Loans on nonaccrual	319,188	126,384	288,267	733,839	17

Total loans	$2,889,094	$766,478	$543,104	$4,198,676	100%

Approximately 42% of the adjustable rate loan portfolio is subject to an interest rate floor and were accruing interest. Due to low market interest rates as of June 30, 2010, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.30% as of June 30, 2010. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

Credit Quality and Allowance for Loan Losses

As of June 30, 2010 and December 31, 2009, the principal balances of contractually delinquent accruing loans and non-accrual loans in Other Commercial Finance loan portfolio were as follows:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Accruing loans 30-89 days contractually delinquent	$13,646	$94,211
Accruing loans 90 or more days contractually delinquent	87,281	49,298
Non-accrual loans	683,710	893,484

Of our non-accrual loans, $71.6 million and $153.9 million were 30-89 days delinquent, and $271.5 million and $303.7 million were over 90 days delinquent as of June 30, 2010 and December 31, 2009, respectively.

The activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in thousands)

Allowance for loan losses as of beginning of period	$463,875	$374,711	$434,188	$368,244
Provision for loan losses:
General	(34,854)	(2,162)	(31,141)	(1,879)
Specific	55,022	81,023	182,545	196,567

Total provision for loan losses	20,168	78,861	151,404	194,688
Charge offs	(69,971)	(97,377)	(171,520)	(206,737)

Allowance for loan losses as of end of period	$414,072	$356,195	$414,072	$356,195

Total gross loans as of end of period	$4,198,676	$6,101,519	$4,198,676	$6,101,519

Allowance for loan losses ratio	9.86%	5.84%	9.86%	5.84%
Provision for loan losses ratio (annualized)	1.93%	5.18%	7.27%	6.43%
Net charge off ratio (annualized)	6.68%	6.40%	8.24%	6.83%

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

During the three and six months ended June 30, 2010, loans with an aggregate carrying value of $218.5 million and $364.5 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. Additionally, loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in troubled debt restructurings were $30.8 million and $22.8 million as of June 30, 2010 and December 31, 2009, respectively.

Our total provision for loans losses of $20.2 million for the three months ended June 30, 2010 is less than we have provided in recent quarters. This decline was due, in part, to a decrease in loans outstanding as loans are repaid or charged off. Additionally, we experienced improvement in our internal risk ratings on our non-impaired loans during the three months ended June 30, 2010. As certain of our problem real estate loans migrate to the impaired category and are charged off, the mix of our non-impaired portfolio continues to shift toward asset types that have historically experienced low losses, including healthcare and other asset-based loans.

Provision for loan losses and charge offs for the three and six months ended June 30, 2010 were driven largely from charge offs in our real estate portfolio which includes land, second lien real estate and mortgage rediscount loans. Due to the large individual credit exposures and characteristics of real estate loans, the level of charge offs in this area has been volatile. However, we have few remaining large real estate loans in our portfolio and believe that we have appropriately specifically reserved for all incurred losses. As of June 30, 2010 and December 31, 2009, the total outstanding principal balance of these higher-risk loans was $478.8 million and $561.5 million, respectively.

Other Investments

We have made investments in some of our borrowers in connection with the loans provided to them. These investments usually comprised equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants.

As of June 30, 2010 and December 31, 2009, the carrying values of our other investments in the Other Commercial Finance segment were $84.5 million and $96.5 million, respectively. Included in these balances were investments carried at fair value totaling $0.7 million and $1.4 million, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our sources of funds available to meet our obligations as they arise. We require cash to fund new and existing loan commitments, repay and service indebtedness, make new investments, fund net deposit outflows and pay expenses related to general business operations. Our sources of liquidity are cash and cash equivalents, new borrowings and deposits, proceeds from asset sales, servicing fees from securitizations and credit facilities, principal and interest collections, and additional equity and debt financings.

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

Unless otherwise specified, the figures presented in the following paragraphs are based on current forecasts and take into account activity since June 30, 2010. The information contained in this section should be read in conjunction with, and is subject to and qualified by the information set forth in our Risk Factors and the Cautionary Note Regarding Forward Looking Statements in our Form 10-K for the year ended December 31, 2009.

CapitalSource Bank Liquidity

Our liquidity forecast is based on our loan origination business plan and our expectations regarding the net growth in the loan portfolio at CapitalSource Bank and the repayment of the “A” Participation Interest. Through deposits, cash flow from operations, payments of principal and interest on loans and the “A” Participation Interest, cash equivalents, investments, capital contributions from the Parent Company, borrowings from the FHLB SF and access to other funding sources, we intend to maintain sufficient liquidity at CapitalSource Bank to fund loan commitments and operations as well as to maintain minimum ratios required by our regulators.

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

CapitalSource Bank’s primary source of liquidity is deposits, most of which are in the form of certificates of deposit. As of June 30, 2010, deposits at CapitalSource Bank were $4.6 billion. We believe we will be able to maintain a sufficient level of deposits to fund CapitalSource Bank.

As of June 30, 2010, CapitalSource Bank had $355.7 million of cash and cash equivalents and restricted cash and $1.5 billion in investment securities, available-for-sale. As of June 30, 2010, the amount of CapitalSource Bank’s unfunded commitments to extend credit with respect to existing loans was $942.3 million. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparable damage our reputation in the market. We anticipate that CapitalSource Bank will have sufficient liquidity to satisfy these unfunded commitments.

Parent Company Liquidity

The Parent Company’s need for liquidity is based on our expectation that the balance of our existing loan portfolio and other assets held in the Parent Company will run off over time. We intend to generate adequate liquidity at the Parent Company to cover our estimated funding obligations for commitments under existing loans, to repay recourse indebtedness, and to pay operating expenses. CapitalSource Bank is prohibited from paying dividends during its first three years of operations without consent from our regulators. Consequently, we do not anticipate that dividends from CapitalSource Bank will provide any liquidity to fund the operations of the Parent Company for the near term future.

The Parent Company’s uses of liquidity include payments related to mandatory commitment reductions under our syndicated bank credit facility, debt service, operating expenses, any dividends that we may pay and the funding of unfunded commitments. In addition, the Parent Company is required to repurchase its 3.5% and 4.0% Convertible Debentures at the option of the noteholders on July 15, 2011. As of June 30, 2010, outstanding balances on the 3.5% and 4.0% Convertible Debentures were $8.4 million and $285.3 million, respectively. We currently intend to repurchase these Convertible Debentures with cash generated from our operations at or prior to July 15, 2011 to the extent permitted under our other indebtedness. If we do not have sufficient cash or are restricted from using our cash from operations to repurchase these Convertible Debentures, we may issue new debt or equity securities and use the proceeds to repurchase these Convertible Debentures or offer to exchange the existing Convertible Debentures for newly issued debt or equity securities. For additional information, see Note 10, Borrowings, in our consolidated financial statements for the three and six months ended June 30, 2010, and Borrowings — Credit Facilities within this section.

Subject to restrictions in our existing indebtedness, sources of liquidity for the Parent Company include cash flows from operations, including, principal and interest payments, credit facility borrowings, equity and debt offerings, asset sales, including sales of REO, servicing fees from securitizations and credit facilities, and proceeds from the sale of Omega stock. A portion of the proceeds from some of these activities is required to be used to make mandatory repayments on our indebtedness.

As of June 30, 2010, the Parent Company had $521.3 million of cash and cash equivalents and restricted cash. The amount of the Parent Company’s unfunded commitments to extend credit with respect to existing loans as of June 30, 2010 exceeded unused funding sources and unrestricted cash by $902.2 million, a decrease of $442.5 million, or 32.9% from December 31, 2009. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. We expect that these unfunded commitments will continue to exceed the Parent Company’s available funds. Our failure to satisfy our full contractual funding commitments to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace.

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

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of June 30, 2010, this facility was undrawn, but we cannot assure you that the FDIC will not require funding under this facility in the future.

Cash and Cash Equivalents and Restricted Cash

As of June 30, 2010 and December 31, 2009, we had $720.9 million and $1.2 billion, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. We had $156.1 million and $168.5 million of restricted cash as of June 30, 2010 and December 31, 2009, respectively. For additional information about our cash, cash equivalents and restricted cash, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our consolidated financial statements for the three and six months ended June 30, 2010.

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

Deposits

Deposits gathered through 22 retail bank branches are the primary source of funding for CapitalSource Bank. As of June 30, 2010 and December 31, 2009, CapitalSource Bank had deposits totaling $4.6 billion and $4.5 billion, respectively. For additional information about our deposits, see Note 8, Deposits, in our consolidated financial statements for the three and six months ended June 30, 2010.

Borrowings

As of June 30, 2010 and December 31, 2009, we had outstanding borrowings totaling $3.8 billion and $4.7 billion, respectively. For additional information on our borrowings, see Note 10, Borrowings, in our consolidated financial statements for the three and six months ended June 30, 2010 included herein, and Note 12, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2009 included in our Form 10-K.

Our maximum facility amounts, amounts outstanding and unused capacity as of June 30, 2010, were as follows:

	Maximum
	Facility	Amount	Unused
	Amount	Outstanding	Capacity
	($ in thousands)

Credit facilities(1)	$359,289	$316,007	$43,282
Term debt	2,330,598	2,262,573	68,025
Other borrowings	2,109,583	1,233,702	875,881

Total	$4,799,470	$3,812,282	$987,188

(1)	The amount shown is not reduced by issued and outstanding letters of credit totaling $40.0 million as of June 30, 2010, which limit our ability to utilize capacity.

As of June 30, 2010 and December 31, 2009, approximately 75% and 80%, respectively, of our debt was secured by our assets.

Credit Facilities

As of June 30, 2010, our credit facilities’ commitments and principal amounts outstanding were as follows:

	Committed	Principal
	Capacity	Outstanding
	($ in thousands)

Credit Facilities:
CS Funding III secured credit facility scheduled to mature May 29, 2012(1)	$21,444	$21,444
CS Funding VII secured credit facility scheduled to mature April 17, 2012(2)	92,449	92,449
CS Europe secured credit facility scheduled to mature May 6, 2011(1)(3)	65,396	65,396
CS Inc. syndicated bank credit facility scheduled to mature December 31, 2011	180,000	136,718

Total credit facilities	$359,289	$316,007

(1)	These credit facilities are in their amortization periods so that committed capacities equal principal outstanding. In the absence of a default and, until the final maturity date, amounts due under these facilities are repaid from principal and interest proceeds from the respective collateral pools.

(2)	The revolving period under this credit facility matured on April 19, 2010 and, in the absence of a default, amounts due under this credit facility are to be repaid from principal and interest proceeds from the collateral pool.

(3)	CS Europe is a €53.4 million multi-currency facility with borrowings denominated in Euro or British Pound Sterling. The amounts presented were translated to USD using the applicable spot rates on June 30, 2010.

Term Debt

As of June 30, 2010 and December 31, 2009, the outstanding balances of our term debt securitizations were $2.0 billion and $2.7 billion, respectively. As of June 30, 2010 and December 31, 2009, our 2014 Senior Secured Notes had balances of $284.3 million and $282.9 million, respectively, net of unamortized discounts of $15.7 million and $17.1 million, respectively.

In July 2010, we delegated certain of our collateral management and special servicing rights in one of the Issuers to a third party. This transaction is expected to result in the deconsolidation of this Issuer and the derecognition of loans held by the Issuer from our balance sheet. For additional information, see Note 20, Subsequent Event in our consolidated financial statements for the three and six months ended June 30, 2010.

Convertible Debt

As of June 30, 2010 and December 31, 2009, the outstanding aggregate balances of our convertible debt were $531.4 million and $561.3 million, respectively, net of unamortized discounts of $12.3 million and $18.7 million as of June 30, 2010 and December 31, 2009, respectively. During the three and six months ended June 30, 2010, we repurchased $17.0 million and $36.3 million, respectively, of our 4.0% Convertible Debentures.

Subordinated Debt

As of June 30, 2010 and December 31, 2009, the outstanding balances of our subordinated debt were $434.3 million and $439.7 million, respectively.

FHLB SF Borrowings and Federal Reserve Bank Credit Program

As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of June 30, 2010 equal to 20% of CapitalSource Bank’s total assets. As of June 30, 2010 and December 31, 2009, the maximum financing available under this formula was $1.1 billion. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of June 30, 2010, collateral with an estimated fair value of $1.2 billion was pledged to the FHLB SF.

As of June 30, 2010 and December 31, 2009, CapitalSource Bank had borrowing capacity with the FHLB based on pledged collateral as follows:

	June 30, 2010	December 31, 2009
	($ in thousands)

Borrowing capacity	$1,146,924	$965,195
Less: outstanding principal	(265,000)	(200,000)
Less: outstanding letters of credit	(750)	(750)

Unused borrowing capacity	$881,174	$764,445

CapitalSource Bank participates in the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of June 30, 2010, collateral with an estimated fair value of $304.1 million had been pledged under this program, and there were no borrowings outstanding under this program.

Commitments, Guarantees & Contingencies

As of June 30, 2010 and December 31, 2009, we had unfunded commitments to extend credit to our clients of $2.3 billion and $2.8 billion, respectively. Additional information on these contingencies is included in Note 20, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K, and Liquidity and Capital Resources — Parent Company Liquidity herein.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next 15 years and contain provisions for certain annual rental escalations. For additional information, see Note 20, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements. As of June 30, 2010 and December 31, 2009, we had issued $166.5 million and $182.5 million, respectively, in letters of credit which expire at various dates over the next six years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. Additional information on these contingencies is included in Note 16, Commitments and Contingencies, in our consolidated financial statements for the three and six months ended June 30, 2010 and in Note 20, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

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

Credit Risk Management

Credit risk is the risk of loss arising from adverse changes in a client’s or counterparty’s ability to meet its financial obligations under agreed-upon terms. Credit risk exists primarily in our loan and derivative portfolios. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the client, the contractual terms of the agreement and the availability and quality of collateral. We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding with an individual counterparty, by obtaining collateral based on management’s assessment of the client and by applying uniform credit standards maintained for all activities with credit risk.

As appropriate, the Parent Company and CapitalSource Bank credit committees evaluate and approve credit standards and oversee the credit risk management function related to our loans and other investments. Their primary responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring economic and market conditions having an impact on our credit-related activities, and evaluating and monitoring overall credit risk and monitoring our client’s financial condition and performance.

CapitalSource Bank and Other Commercial Finance Segments

Credit risk management for the loan portfolios begins with an assessment of the credit risk profile of a client based on an analysis of the client’s financial position. As part of the overall credit risk assessment of a client, each commercial credit exposure or transaction is assigned a risk rating that is subject to approval based on defined credit approval standards. While rating criteria vary by product, each loan rating focuses on the same two factors: collateral and financial performance. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s or counterparty’s financial condition, cash flow or financial situation. We use risk rating aggregations to measure and evaluate concentrations within portfolios. In making decisions regarding credit, we consider risk rating, collateral, industry and single name concentration limits.

We use a variety of tools to continuously monitor a client’s or counterparty’s ability to perform under its obligations. Additionally, we syndicate loan exposure to other lenders, sell loans and use other risk mitigation techniques to manage the size and risk profile of our loan portfolio.

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of June 30, 2010, the single largest industry concentration was healthcare and social assistance, which made up approximately 22% of our loan portfolio. As of June 30, 2010, taken in the aggregate, non-healthcare real estate loans made up approximately 28% of our loan portfolio. As of June 30, 2010, the largest geographical concentration was Florida, which made up approximately 15% of our loan portfolio.

As of June 30, 2010, $1.5 billion, or 20%, of our portfolio consisted of loans to 6 clients with aggregate loan balances that are individually greater than $100.0 million. Of this amount, loans to one real estate client totaling $161.4 million were on non-accrual. The remaining loans were performing; however, if any of these loans were to experience problems, it could have a material adverse impact on our financial condition or results of operations.

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

Interest Rate Risk Management

Interest rate risk in our normal course of business refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our loan portfolio bears interest at a spread to the LIBOR rate or a prime-based rate with most of the remainder bearing interest at a fixed rate. The majority of our borrowings bear interest at a spread to LIBOR or CP, with the remainder bearing interest at a fixed rate. Our deposits are fixed rate, but at short terms. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below. For additional information, see Note 17, Derivative Instruments, in our consolidated financial statements for the three and six months ended June 30, 2010.

The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to the combined portfolios of our segments as of June 30, 2010, were as follows ($ in thousands):

Rate Change
(Basis Points)

−100	$7,072
−50	7,419
+ 50	(18,887)
+ 100	(36,607)

For the purpose of the above analysis, we included loans, direct real estate investments, borrowings, deposits and derivatives. In addition, we assumed an 82% advance rate on our variable rate borrowings, that LIBOR does not fall below 0.15% for loans and borrowings, and that the prime rate does not fall below 3.0% for loans.

Approximately 46% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest as of June 30, 2010. Of the loans with interest rate floors, approximately 78% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of June 30, 2010, were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Below the interest rate floor	$3,353,132	44%
Exceeding the interest rate floor	112,038	1
At the interest rate floor	110,004	1
Loans with interest rate floors on non-accrual	735,900	10
Loans with no interest rate floor	3,361,632	44

Total	$7,672,706	100%

We enter into interest rate swap agreements to minimize the economic effect of interest rate fluctuations specific to our fixed rate debt and certain fixed rate loans. We also enter into additional basis swap agreements to hedge basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest rate risk by synthetically converting fixed rate and prime rate loans to one-month LIBOR. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the one-month LIBOR-based term debt.

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

Supervision and Regulation

This is an update to certain sections from our discussion of Supervision and Regulation in our Form 10-K. For further information and discussion of supervision and regulation matters, see Item I. Business — Supervision and Regulation, in our Form 10-K for the year ended December 31, 2009.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), an initiative directed at the financial services industry, was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies, including the SEC, to undertake assessments and rulemakings. The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions that are significantly larger than the Parent Company or CapitalSource Bank. Nonetheless, there are provisions with which we will have to comply both as a public company and a financial institution. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business and operations. As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, we will need to apply adequate resources to ensure that we are in compliance with all applicable provisions. Compliance with these new laws and regulations may result in additional costs and may otherwise adversely impact our results of operations, financial condition or liquidity, any of which may impact our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for additional information on our derivatives, see Note 17, Derivative Instruments, in our consolidated financial statements for the three and six months ended June 30, 2010, and Note 23, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2009 included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010. There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended June 30, 2010 was as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate
			Shares Purchased	Dollar Value)
	Total Number	Average	as Part of Publicly	that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans(2)

April 1 — April 30, 2010	46,175	$5.72	—
May 1 — May 31, 2010	130,988	4.82	—
June 1 — June 30, 2010	18,044	4.35	—

Total	195,207	4.99	—	$24,218,493

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)	In March 2009, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock through open market purchases or privately negotiated transactions from time to time for a period of up to two years. At the beginning of the period, $24.2 million of our common stock was available to be repurchased under the plan. There was no repurchase activity during the three months ended June 30, 2010. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. Our ability to repurchase additional shares may be limited by the terms of our 2014 Senior Secured Notes, and there is no assurance that we will repurchase any additional shares.

ITEM 5.	OTHER INFORMATION

On July 29, 2010, CapitalSource Bank (“Bank”) entered into an amended and restated employment agreement with Douglas H. (“Tad”) Lowrey, Chief Executive Officer and President of the Bank, and CapitalSource Inc. (the “Company”) entered into an employment agreement with Donald F. Cole, Chief Financial Officer of the Company.

Douglas H. (“Tad”) Lowrey Amended and Restated Employment Agreement

On July 29, 2010, the Bank entered into an amended and restated employment agreement (the “Lowrey Employment Agreement”) with Douglas H. (“Tad”) Lowrey. Pursuant to the Lowrey Employment Agreement, Mr. Lowrey will continue to serve as the Chief Executive Officer and President of the Bank and the Bank is required to use commercially reasonably efforts to cause Mr. Lowrey to be nominated to serve for additional terms as a director of the Bank at the expiration of his current Bank Board of Director (“Bank Board”) term during the term of the Lowrey Employment Agreement.

The Lowrey Employment Agreement has an initial term expiring on July 29, 2013, with automatic extensions for successive one-year periods thereafter, unless Mr. Lowrey or the Bank notifies the other party that it does not wish to renew the agreement. The term of the employment agreement will be automatically extended upon a “change in control” to the end of the 24-month period following such “change in control” if the remaining term is less than 24 months at that time. “Change in control” means the occurrence of one or more of the following events: (1) any person or group is or becomes a beneficial owner of more than 30% of the voting stock of the Bank or the Company; (2) within any 24-month period, the majority of the Board of Directors of the Bank or the Company consists of individuals other than the respective incumbent directors; (3) the Bank or the Company adopts any plan of liquidation providing for the distribution of all or substantially all of its respective assets; (4) the Bank or the Company transfers all or substantially all of its respective assets or business; or (5) any merger, reorganization, consolidation or similar transaction unless, immediately after consummation of such transaction, the shareholders of the Bank or the Company, as applicable, immediately prior to the transaction hold, directly or indirectly, more than 50% of the voting stock of, as applicable, the Bank or the Company or the Bank’s or the Company’s ultimate parent company if the Bank or the Company is a subsidiary of another corporation.

In accordance with the Lowrey Employment Agreement, Mr. Lowrey will be paid a base salary of $500,000 per year, subject to review and increase, but not decrease, by the Bank Board and will be eligible to receive an annual cash bonus, as may be determined by the Bank Board in its discretion subject to factors determined by the Bank Board, except that, for each year after a change in control, Mr. Lowrey must be paid an annual cash bonus of at least two times his base salary as in effect on the last day of the applicable calendar year.

On July 29, 2010, the Company entered into a restricted stock agreement and option agreement with Mr. Lowrey pursuant to which the Company granted to Mr. Lowrey options to purchase 300,000 shares of the Company’s common stock at $5.26 per share and 300,000 shares of restricted stock. The options and the restricted stock will vest in equal annual amounts July 29, 2011, 2012 and 2013. Except upon the circumstances described below, Mr. Lowrey will forfeit any unvested options and shares of restricted stock upon the termination of his employment with the Bank.

In addition to the base salary and bonus amounts described above, Mr. Lowrey will be entitled to additional benefits, including at least four weeks annual vacation, reimbursement of reasonable business expenses, and eligibility for all employee and executive benefit plans maintained by the Bank and generally available to the Bank’s employees, on a basis (1) prior to a change in control, that is comparable in all material respects to the benefits provided to any other member of the Company’s management committee, and (2) following a change in control, that is at least as favorable in all material respects to the benefits provided to the most senior executives of the Company.

The Lowrey Employment Agreement contains non-compete and non-solicitation provisions applicable until 12 months after the earlier of the expiration of the term of the Lowrey Employment Agreement and Mr. Lowrey’s date of termination. These provisions prohibit Mr. Lowrey from: (1) soliciting or hiring any person employed by the Bank or its affiliates or who was employed by them within 180 days prior to such solicitation or hiring; (2) soliciting any client or customer of the Bank or its affiliates or any person who was their client or customer within 180 days prior to such solicitation; (3) providing services to any entity if (i) during the preceding 12 months more than 10% of the revenues of such entity and its affiliates was derived from any business from which the Bank or any of its affiliates derived more than 10% of its consolidated revenues during such period (a “Material Business”) or (ii) the services to be provided by Mr. Lowrey are competitive with a Material Business and substantially similar to those previously provided by Mr. Lowrey to the Bank or any of its affiliates, except that Mr. Lowrey may provide services to such a business following a change in control of the Bank or the Company; or (4) owning an interest in any entity described in subsection (3)(i) immediately above. Mr. Lowrey is restricted from serving as a director for a publicly-traded company without the Bank Board’s approval, which will not be unreasonably withheld.

The Lowrey Employment Agreement also contains non-disclosure provisions requiring Mr. Lowrey to not use, disclose, or transfer any of the Bank’s or any of its affiliate’s confidential information either during or after employment and non-disparagement provisions requiring the Bank, the Bank’s affiliates and Mr. Lowrey to not engage in derogatory or disparaging communications regarding Mr. Lowrey, the Bank or any of the Bank’s affiliates.

If Mr. Lowrey’s employment terminates because of his death, the Bank will pay a cash lump sum payment equal to one year’s base salary, and (1) any compensation deferred by Mr. Lowrey prior the termination date and not previously paid to Mr. Lowrey, (2) any amounts or benefits owing to Mr. Lowrey or his beneficiaries under any applicable Bank benefit plans, programs or arrangements, and (3) any amounts owing to Mr. Lowrey for reimbursement of expenses (collectively, the “Accrued Benefits”). These amounts will be reduced by the amount of any payments to Mr. Lowrey’s estate paid on account of any life insurance policy provided by the Bank for the benefit of Mr. Lowrey. If Mr. Lowrey’s employment terminates because of his disability, the Bank will pay Mr. Lowrey’s base salary through the termination date and all Accrued Benefits to which he is entitled as of the termination date. Upon Mr. Lowrey’s death or disability, all outstanding equity awards held by Mr. Lowrey will immediately vest, except that the option and restricted stock awards granted to Mr. Lowrey on July 29, 2010 will accelerate as follows (if not otherwise then vested to a greater extent): (i) 50% upon death or termination for disability occurring prior to July 29, 2011, (ii) 75% upon death or termination for disability occurring after July 29, 2011 and before July 29, 2012, and (iii) 100% upon death or termination for disability occurring after July 29, 2012. All options will remain exercisable for the length of the original terms.

If Mr. Lowrey’s employment is terminated by the Bank with “cause” or by Mr. Lowrey without “good reason,” then the Bank will pay to Mr. Lowrey, Mr. Lowrey’s base salary through the termination date and all Accrued Benefits to which he is entitled as of the termination date. All unvested or unexercisable portions of equity and equity-related awards made to Mr. Lowrey will terminate.

If Mr. Lowrey’s employment is terminated by the Bank without “cause” or by Mr. Lowrey for “good reason,” the Bank will pay to Mr. Lowrey (1) his base salary through the termination date, (2) all Accrued Benefits to which he is entitled as of the termination date, (3) a lump sum cash payment equal to two times Mr. Lowrey’s base salary as of the termination date (unless the termination for good reason was due to non-renewal of the Lowrey Employment Agreement, in which case, Mr. Lowrey will be entitled to a lump sum cash payment equal to Mr. Lowrey’s base salary as of the date of termination), and (4) a pro-rata bonus for the year of termination if applicable performance objectives are met. If such a termination occurs within 24 months after a change of control, or within the period commencing three months prior to the execution of a binding agreement for a transaction or the making of a tender or exchange offer that would, if consummated, result in a change in control and ending on the date of the change in control or, if earlier, the date when the transaction is abandoned (any such period, the “Change in Control Period”), then the lump sum cash payment payable to Mr. Lowrey will equal two and one half times Mr. Lowrey’s base salary as of the termination date plus two and one half times the average bonuses earned by Mr. Lowrey for the two years prior to the year in which the termination occurs. Mr. Lowrey also will be entitled to continued participation, on the same terms and conditions as immediately prior to the termination, for 24 months or such earlier time as Mr. Lowrey becomes eligible for comparable benefits elsewhere, in medical, dental, hospitalization and life insurance coverages in which Mr. Lowrey and his eligible dependents were participating immediately prior to his date of termination (or, if the Bank cannot provide coverage after 18 months, the Bank will make payments to Mr. Lowrey on an after-tax basis equal to the COBRA premiums for any period after 18 months).

In addition, if Mr. Lowrey’s employment is terminated by the Bank without “cause” or by Mr. Lowrey for “good reason,” all outstanding equity awards held by Mr. Lowrey will immediately vest, except that if such termination does not occur during a Change in Control Period, then the option and restricted stock awards granted to Mr. Lowrey on July 29, 2010 will accelerate as follows (if not otherwise then vested to a greater extent): (i) 50% upon termination of employment occurring prior to July 29, 2011, (ii) 75% upon termination of employment occurring after July 29, 2011 and before July 29, 2012, and (iii) 100% upon termination of employment occurring after July 29, 2012. All options will remain exercisable until the earlier of their original expiration dates and two years following the date of termination, except that if the termination occurred during a Change in Control Period, then until the earlier of their original expiration date and five years following the dates of termination.

Each of Mr. Lowrey and the Bank have agreed to amend the Lowrey Employment Agreement to the minimum extent necessary to avoid any excise tax imposed by Section 409A of the Code. If Mr. Lowrey is a “disqualified individual,” as defined in Section 280G of the Code, then any right to receive a payment or benefit under the Lowrey Employment Agreement will not be exercisable or vested, to the extent that (1) the right to payment, vesting or exercise would cause any payment or benefit to Mr. Lowrey to be considered a “parachute payment” under Section 280G of the Code, and (2) as a result of receiving such parachute payment, the aggregate after-tax amounts received by Mr. Lowrey from the Bank would be less than the maximum after-tax amount that could be received by him without causing any such payment or benefit to be considered a parachute payment.

As used in the Lowrey Employment Agreement, “good reason” means: (1) a reduction in Mr. Lowrey’s base salary, or, after a change in control, the annual bonus payable to Mr. Lowrey; (2) the requirement that Mr. Lowrey report to a person other than the Bank Board; (3) a material diminution in Mr. Lowrey’s title, authority, responsibilities or duties; (4) the assignment of duties inconsistent with Mr. Lowrey’s position or status with the Bank as of July 29, 2010; (5) a relocation of Mr. Lowrey’s primary place of employment to a location more than 25 miles further from Mr. Lowrey’s primary residence than the current location of the Bank’s offices; (6) any other material breach by the Bank of the terms of the Lowrey Employment Agreement that is not cured within 10 days after notice; (7) any purported termination of Mr. Lowrey’s employment by the Bank that is not effected in accordance with the Lowrey Employment Agreement; (8) the failure of Mr. Lowrey to be nominated for an additional term as a member of the Bank Board upon each expiration of such Bank Board term; (9) the failure of the Bank to obtain the assumption in writing of its obligations under the Lowrey Employment Agreement by any successor to all or substantially all of the assets of the Bank within 15 days after a merger, consolidation, sale or similar transaction; or (10) the delivery of a notice of non-renewal of the Lowrey Employment Agreement by the Bank.

As used in the Lowrey Employment Agreement, “cause” means: (1) Mr. Lowrey’s conviction of, or plea of nolo contendere to, a felony (other than in connection with a traffic violation) under any state or federal law; (2) Mr. Lowrey’s willful and continued failure to substantially perform his essential job functions under the Lowrey Employment Agreement after receipt of written notice from the Bank that specifically identifies the manner in which Mr. Lowrey has substantially failed to perform his essential job functions and specifying the manner in which Mr. Lowrey may substantially perform his essential job functions in the future; (3) a material act of fraud or willful and material misconduct with respect, in each case, to the Bank, by Mr. Lowrey; (4) Bank’s terminating Mr. Lowrey’s employment in connection with any order, request, mandate or other instruction, direct or indirect, of the Federal Deposit Insurance Corporation, the California Department of Financial Institutions, or any other state or federal regulatory body with oversight or authority over banking, the Bank or the Bank’s affiliates or a finding by any such regulator that Mr. Lowrey’s performance threatens the safety or soundness of the Bank or any Bank affiliate; (5) Mr. Lowrey’s failure to furnish all information or take any other steps necessary to enable the Bank to maintain fidelity bond coverage of Mr. Lowrey during the term of his employment; or (6) a willful and material breach of the clauses in the Lowrey Employment Agreement governing Mr. Lowrey’s noncompetition and non-solicitation obligations.

Donald F. Cole Employment Agreement

On July 29, 2010, the Company entered into an employment agreement (the “Cole Employment Agreement”) with Donald F. Cole, pursuant to which, Mr. Cole will continue to serve as the Chief Financial Officer of the Company.

The Cole Employment Agreement has an initial term expiring on July 29, 2013, with automatic extensions for successive one-year periods thereafter, unless Mr. Cole or the Company notifies the other party that it does not wish to renew the agreement. The term of the employment agreement will be automatically extended upon a “change in control” to the end of the 24-month period following such “change in control” if the remaining term is less than 24 months at that time. “Change in control” means the occurrence of one or more of the following events: (1) any person or group is or becomes a beneficial owner of more than 30% of the voting stock of the Company; (2) within any 24-month period, the majority of the Board of Directors of the Company (the “Board”) consists of individuals other than incumbent directors; (3) the Company adopts any plan of liquidation providing for the distribution of all or substantially all of its assets; (4) the Company transfers all or substantially all of its assets or business; or (5) any merger, reorganization, consolidation or similar transaction unless, immediately after consummation of such transaction, the shareholders of the Company immediately prior to the transaction hold, directly or indirectly, more than 50% of the voting stock of the Company or the Company’s ultimate parent company if the Company is a subsidiary of another corporation.

In accordance with the Cole Employment Agreement, Mr. Cole will be paid a base salary of $450,000 per year, subject to review and increase, but not decrease, by the Board and will be eligible to receive an annual cash bonus, as may be determined by the Board in its discretion subject to factors determined by the Board.

On July 29, 2010, the Company entered into a restricted stock agreement and option agreement with Mr. Cole pursuant to which the Company granted to Mr. Cole options to purchase 150,000 shares of the Company’s common stock at $5.26 per share and 150,000 shares of restricted stock. The options and the restricted stock will vest in equal annual amounts on July 29, 2011, 2012 and 2013. Except upon the circumstances described below, Mr. Cole will forfeit any unvested options and shares of restricted stock upon the termination of his employment with the Company.

In addition to the base salary and bonus amounts described above, Mr. Cole will be entitled to additional benefits, including at least four weeks annual vacation, reimbursement of reasonable business expenses, and eligibility for all employee and executive benefit plans maintained by the Company and generally available to the Company’s employees, on a basis (1) prior to a change in control, that is comparable in all material respects to the benefits provided to any other member of the Company’s executive committee, and (2) following a change in control, that is at least as favorable in all material respects to the benefits provided to the other most senior executives of the Company.

The Cole Employment Agreement contains non-compete and non-solicitation provisions applicable until 12 months after the earlier of the expiration of the term of the Cole Employment Agreement and Mr. Cole’s date of termination. These provisions prohibit Mr. Cole from: (1) soliciting or hiring any person employed by the Company or its affiliates or who was employed by them within 180 days prior to such solicitation or hiring; or (2) soliciting any client or customer of the Company or its affiliates or any person who was their client or customer within 180 days prior to such solicitation.

The Cole Employment Agreement also contains non-disclosure provisions requiring Mr. Cole to not use, disclose, or transfer any of the Company’s or any of its affiliate’s confidential information either during or after employment and non-disparagement provisions requiring the Company, the Company’s affiliates and Mr. Cole to not engage in derogatory or disparaging communications regarding Mr. Cole, the Company or any of the Company’s affiliates.

If Mr. Cole’s employment terminates because of his death, the Company will pay a cash lump sum payment equal to one year’s base salary, and (1) any compensation deferred by Mr. Cole prior the termination date and not previously paid to Mr. Cole, (2) any amounts or benefits owing to Mr. Cole or his beneficiaries under any applicable Company benefit plans, programs or arrangements, and (3) any amounts owing to Mr. Cole for reimbursement of expenses (collectively, the “Accrued Benefits”). These amounts will be reduced by the amount of any payments to Mr. Cole’s estate paid on account of any life insurance policy provided by the Company for the benefit of Mr. Cole. If Mr. Cole’s employment terminates because of his disability, the Company will pay Mr. Cole’s base salary through the termination date and all Accrued Benefits to which he is entitled as of the termination date. Upon Mr. Cole’s death or disability, all outstanding equity awards held by Mr. Cole will immediately vest, except that the option and restricted stock awards granted to Mr. Cole on July 29, 2010 will accelerate as follows (if not otherwise then vested to a greater extent): (i) 50% upon death or termination for disability occurring prior to July 29, 2011, (ii) 75% upon death or termination for disability occurring after July 29, 2011 and before July 29, 2012, and (iii) 100% upon death or termination for disability occurring after July 29, 2012. All options will remain exercisable for the length of the original terms.

If Mr. Cole’s employment is terminated by the Company with “cause” or by Mr. Cole without “good reason,” then the Company will pay to Mr. Cole, Mr. Cole’s base salary through the termination date and all Accrued Benefits to which he is entitled as of the termination date. All unvested or unexercisable portions of equity and equity-related awards made to Mr. Cole will terminate.

If Mr. Cole’s employment is terminated by the Company without “cause” or by Mr. Cole for “good reason,” the Company will pay to Mr. Cole (1) his base salary through the termination date, (2) all Accrued Benefits to which he is entitled as of the termination date, (3) a lump sum cash payment equal to one and one half times Mr. Cole’s base salary as of the termination date (unless the termination for good reason was due to non-renewal of the Cole Employment Agreement, in which case, Mr. Cole will be entitled to a lump sum cash payment equal to Mr. Cole’s base salary as of the date of termination), and (4) a pro-rata bonus for the year of termination if applicable performance objectives are met. If such a termination occurs within 24 months after a change of control, or within the period commencing three months prior to the execution of a binding agreement for a transaction or the making of a tender or exchange offer that would, if consummated, result in a change in control and ending on the date of the change in control or, if earlier, the date when the transaction is abandoned (any such period, the “Change in Control Period”), then the lump sum cash payment payable to Mr. Cole will equal one and one half times Mr. Cole’s base salary as of the termination date plus two times the average bonuses earned by Mr. Cole for the two years prior to the year in which the termination occurs. Mr. Cole also will be entitled to continued participation, on the same terms and conditions as immediately prior to the termination, for 24 months or such earlier time as Mr. Cole becomes eligible for comparable benefits elsewhere, in medical, dental, hospitalization and life insurance coverages in which Mr. Cole and his eligible dependents were participating immediately prior to his date of termination (or, if the Company cannot provide coverage after 18 months, the Company will make payments to Mr. Cole on an after-tax basis equal to the COBRA premiums for any period after 18 months).

In addition, if Mr. Cole’s employment is terminated by the Company without “cause” or by Mr. Cole for “good reason,” all outstanding equity awards held by Mr. Cole will immediately vest, except that if such termination does not occur during a Change in Control Period, then the option and restricted stock awards granted to Mr. Cole on July 29, 2010 will accelerate as follows (if not otherwise then vested to a greater extent): (i) 50% upon termination of employment occurring prior to July 29, 2011, (ii) 75% upon termination of employment occurring after July 29, 2011 and before July 29, 2012, and (iii) 100% upon termination of employment occurring after July 29, 2012. All options will remain exercisable until the earlier of their original expiration dates and two years following the date of termination, except that if the termination occurred during a Change in Control Period, then until the earlier of their original expiration date and five years following the dates of termination.

Each of Mr. Cole and the Company have agreed to amend the Cole Employment Agreement to the minimum extent necessary to avoid any excise tax imposed by Section 409A of the Code. If Mr. Cole is a “disqualified individual,” as defined in Section 280G of the Code, then any right to receive a payment or benefit under the Cole Employment Agreement will not be exercisable or vested, to the extent that (1) the right to payment, vesting or exercise would cause any payment or benefit to Mr. Cole to be considered a “parachute payment” under Section 280G of the Code, and (2) as a result of receiving such parachute payment, the aggregate after-tax amounts received by Mr. Cole from the Company would be less than the maximum after-tax amount that could be received by him without causing any such payment or benefit to be considered a parachute payment.

As used in the Cole Employment Agreement, “good reason” means: (1) a reduction in Mr. Cole’s base salary; (2) the requirement that Mr. Cole report to someone other than any of the co-chief executive officers or the sole chief executive officer of the Company, any other more senior officer of the Company or the Board; (3) a material diminution in Mr. Cole’s title, authority, responsibilities or duties (other than those relating to the Employer’s information technology department or operations or the Company’s CAM, DealTracker or substantially similar successor or other systems) or the assignment of duties inconsistent with Mr. Cole’s position or status with the Company as of the Effective Date and in all cases, prior to a Change in Control, other than in connection with future reorganizations and restructurings or due to changes in the Company’s business model with regard to CapitalSource Bank and subsequent reassignment of duties to CapitalSource Bank personnel; provided, however, that none of the following shall be deemed a material diminution: the existence as of or subsequent to the Effective Date of a co-chief executive officer or sole chief executive officer arrangement; the existence, identity or resignation or removal of any chief executive officer; the existence, election, identity, resignation or removal of any Executive Chairman or Chairman of the Board; the removal or resignation of Mr. Cole from being a member of any management, executive, credit, disclosure or other committee of the Company or any Company affiliate or from being the chief financial officer or any other officer position of any of the Company’s subsidiaries or affiliates; or the existence, identity, resignation or removal of any chief financial officer of any of the Company’s subsidiaries or affiliates; (4) a relocation of Mr. Cole’s primary place of employment to a location more than 25 miles further from Mr. Cole’s primary residence than the current location of the Company’s offices; (5) any other material breach by the Company of the terms of the Cole Employment Agreement that is not cured within 10 days after notice; (6) any purported termination of Mr. Cole’s employment by the Company that is not effected in accordance with the Cole Employment Agreement; (7) the failure of the Company to obtain the assumption in writing of its obligations under the Cole Employment Agreement by any successor to all or substantially all of the assets of the Company within 15 days after a merger, consolidation, sale or similar transaction; or (8) the delivery of a notice of non-renewal of the Cole Employment Agreement by the Company.

As used in the Cole Employment Agreement, “cause” means: (1) Mr. Cole’s conviction of, or plea of nolo contendere to, a felony (other than in connection with a traffic violation) under any state or federal law; (2) Mr. Cole’s willful and continued failure to substantially perform his essential job functions under the Cole Employment Agreement after receipt of written notice from the Company that specifically identifies the manner in which Mr. Cole has substantially failed to perform his essential job functions and specifying the manner in which Mr. Cole may substantially perform his essential job functions in the future; (3) a material act of fraud or willful and material misconduct with respect, in each case, to the Company, by Mr. Cole; or (4) a willful and material breach of the clauses in the Cole Employment Agreement governing Mr. Cole’s noncompetition and non-solicitation obligations.

On July 30, 2010, CapitalSource Bank filed its Consolidated Reports of Condition and Income for A Bank With Domestic Offices Only — FFIEC 041, for the quarter ended June 30, 2010 (the “Call Report”) with the Federal Deposit Insurance Corporation (“FDIC”).

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: August 3, 2010	/s/ STEVEN A. MUSELES Steven A. Museles Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2010	/s/ JAMES J. PIECZYNSKI James J. Pieczynski Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2010	/s/ DONALD F. COLE Donald F. Cole Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2010	/s/ BRYAN D. SMITH Bryan D. Smith Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No		Description

3.1		Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008)(incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2		Amended and Restated Bylaws (composite version; reflects all amendments through November 15, 2009)(incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on November 17, 2009).
10.1		Partial Termination of Office Lease Agreement dated as of June 23, 2010 by and between JBG/BC Chase Tower L.P., JBG Properties, Inc. and CapitalSource Finance LLC.†
10.2		Facility Agreement dated as of October 3, 2007, among CS Europe Finance Limited and CS UK Finance Limited, as borrowers and guarantors, CapitalSource Finance LLC, as servicer, Wells Fargo Bank, N.A. (f/k/a Wachovia Bank, N.A.), as administrative agent and security trustee and Wells Fargo Securities International Ltd. (f/k/a Wachovia Securities International Ltd)., as lead arranger and sole bookrunner, CapitalSource Funding III and CSE QRS Funding I LLC, as additional guarantors (composite version; reflects all amendments through May 7, 2010) (incorporated by reference to exhibit 10.1 to the Form 8-K dated May 10, 2010).
10.3		Fourth Amendment to the Fourth Amended and Restated Sale and Servicing Agreement by and among CapitalSource Real Estate Loan LLC, 2007-A, as the seller, CSE Mortgage LLC, as the originator and servicer, the issuers from time to time party thereto, the liquidity banks from time to time party thereto, Citicorp North America, Inc., as the administrative agent and Wells Fargo Bank, National Association, as the backup servicer and as the collateral custodian (composite version; reflects all amendments through June 2, 2010).†
10	.4*	Third Amended and Restated Equity Incentive Plan (incorporated by reference to exhibit 10.1 to the Form S-8 filed by CapitalSource on May 3, 2010).
10	.5*	Form of Non-Qualified Option Agreement (July 2010).†
10	.6*	Form of Restricted Stock Agreement (July 2010).†
10	.7*	Form of Restricted Stock Unit Agreement (July 2010).†
10	.8*	CEO Compensation Program Overview dated May 17, 2010.†
10	.9*	Amendment dated July 16, 2010 to the Amended and Restated Employment Agreement dated December 16, 2009 between CapitalSource Inc. and John K. Delaney.†
10	.10*	Form of Restricted Stock Unit Agreement for John K. Delaney as amended July 16, 2010.†
10	.11*	Amended and Restated Employment Agreement dated July 29, 2010 by and between CapitalSource Bank and Douglas Hayes Lowrey.†
10	.12*	Employment Agreement dated July 29, 2010 by and between CapitalSource Inc. and Donald F. Cole.†
12.1		Ratio of Earnings to Fixed Charges.†
31	.1.1	Rule 13a — 14(a) Certification of Chairman of the Board and Co-Chief Executive Officer.†
31	.1.2	Rule 13a — 14(a) Certification of Chairman of the Board and Co-Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 Certifications.†
99.1		CapitalSource Bank’s Consolidated Reports of Condition and Income for A Bank with Domestic Office only-FFIEC 041, for the quarter ended June 30, 2010.†

†	Filed herewith

*	Management contract or compensatory plan or arrangement