Form 10-Q
period 2010-09-30
CAPITALSOURCE INC
filed 2010-11-04
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 323,265,407.

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3
	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2010 and 2009	4
	Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2010	5
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and 2009	6
	Notes to the Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	90
Item 4.	Controls and Procedures	90

PART II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	91
Item 5.	Other Information	91
Item 6.	Exhibits	91
Signatures		92
Index to Exhibits		93
EX-10.1
EX-10.2
EX-12.1
EX-31.1.1
EX-31.1.2
EX-31.2
EX-32
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CapitalSource Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$633,050	$1,171,195
Restricted cash (including $64.8 million and $98.1 million, respectively, of cash that can be used only to settle obligations of consolidated VIEs)	121,554	168,468
Investment securities:
Available-for-sale, at fair value	1,545,838	960,591
Held-to-maturity, at amortized cost	208,222	242,078

Total investment securities	1,754,060	1,202,669
Commercial real estate “A” Participation Interest, net	5,409	530,560
Loans:
Loans held for sale	36,979	670
Loans held for investment	6,590,728	8,281,570
Less deferred loan fees and discounts	(118,411)	(146,329)
Less allowance for loan losses	(393,642)	(586,696)

Loans held for investment, net (including $1.0 billion and $3.1 billion, respectively, of loans that can be used only to settle obligations of consolidated VIEs)	6,078,675	7,548,545
Total loans	6,115,654	7,549,215
Interest receivable	61,742	87,647
Other investments	82,526	96,517
Goodwill	173,135	173,135
Other assets	604,577	656,994
Assets of discontinued operations, held for sale	—	624,650

Total assets	$9,551,707	$12,261,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,627,206	$4,483,879
Credit facilities	78,250	542,781
Term debt (including $860.6 million and $2.7 billion, respectively, in obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.)	1,145,638	2,956,536
Other borrowings	1,274,876	1,204,074
Other liabilities	356,540	363,293
Liabilities of discontinued operations	—	527,228

Total liabilities	7,482,510	10,077,791
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 323,278,564 and 323,042,613 shares issued and outstanding, respectively)	3,233	3,230
Additional paid-in capital	3,918,771	3,909,364
Accumulated deficit	(1,873,369)	(1,748,822)
Accumulated other comprehensive income, net	20,562	19,361

Total CapitalSource Inc. shareholders’ equity	2,069,197	2,183,133
Noncontrolling interests	—	126

Total shareholders’ equity	2,069,197	2,183,259

Total liabilities and shareholders’ equity	$9,551,707	$12,261,050

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(Unaudited)
	($ in thousands, except per share data)

Net investment income:
Interest income:
Loans	$136,066	$191,928	$437,009	$615,283
Investment securities	14,608	13,421	44,818	47,443
Other	302	1,126	1,179	3,781

Total interest income	150,976	206,475	483,006	666,507
Fee income	6,821	5,176	18,926	16,843

Total investment income	157,797	211,651	501,932	683,350
Interest expense:
Deposits	14,490	22,674	46,127	91,020
Borrowings	44,066	79,658	139,915	246,928

Total interest expense	58,556	102,332	186,042	337,948

Net investment income	99,241	109,319	315,890	345,402
Provision for loan losses	38,771	221,385	282,973	580,499

Net investment income (loss) after provision for loan losses	60,470	(112,066)	32,917	(235,097)
Operating expenses:
Compensation and benefits	28,565	29,339	92,171	99,184
Professional fees	8,792	14,986	27,659	43,856
Other administrative expenses	17,410	20,101	51,733	58,630

Total operating expenses	54,767	64,426	171,563	201,670
Other income (expense):
Gain (loss) on investments, net	29,943	(8,472)	46,279	(29,566)
Loss on derivatives	(1,968)	(10,298)	(9,919)	(12,317)
(Loss) gain on residential mortgage investment portfolio	—	(3)	—	15,308
Gain (loss) on extinguishment of debt	—	11,472	1,096	(41,091)
Net expense of real estate owned and other foreclosed assets	(7,372)	(8,981)	(91,039)	(32,460)
Other income, net	16,128	5,143	26,960	3,705

Total other income (expense)	36,731	(11,139)	(26,623)	(96,421)

Net income (loss) from continuing operations before income taxes	42,434	(187,631)	(165,269)	(533,188)
Income tax (benefit) expense	(35,668)	97,089	(18,836)	131,189

Net income (loss) from continuing operations	78,102	(284,720)	(146,433)	(664,377)
Net income from discontinued operations, net of taxes	—	10,484	9,489	37,108
Net gain from sale of discontinued operations, net of taxes	—	—	21,696	2,144

Net income (loss)	78,102	(274,236)	(115,248)	(625,125)
Net (loss) income attributable to noncontrolling interests	(83)	10	(83)	(28)

Net income (loss) attributable to CapitalSource Inc.	$78,185	$(274,246)	$(115,165)	$(625,097)

Basic income (loss) per share:
From continuing operations	$0.24	$(0.90)	$(0.46)	$(2.20)
From discontinued operations	$—	$0.03	$0.10	$0.13
Attributable to CapitalSource Inc.	$0.24	$(0.87)	$(0.36)	$(2.07)
Diluted income (loss) per share:
From continuing operations	$0.24	$(0.90)	$(0.46)	$(2.20)
From discontinued operations	$—	$0.03	$0.10	$0.13
Attributable to CapitalSource Inc.	$0.24	$(0.87)	$(0.36)	$(2.07)
Average shares outstanding:
Basic	321,070,479	315,604,434	320,723,068	301,823,130
Diluted	325,337,737	315,604,434	320,723,068	301,823,130
Dividends declared per share	$0.01	$0.01	$0.03	$0.03

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

	CapitalSource Inc. Shareholders’ Equity
				Accumulated
		Additional		Other		Total
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Stock	Capital	Deficit	Income, net	Interests	Equity
			(Unaudited)
			($ in thousands)

Total shareholders’ equity as of December 31, 2009	$3,230	$3,909,364	$(1,748,822)	$19,361	$126	$2,183,259
Net loss	—	—	(115,165)	—	(83)	(115,248)
Other comprehensive loss:
Unrealized gain, net of tax	—	—	—	1,201	—	1,201

Total comprehensive loss	—	—	—	—	—	(114,047)
Divestiture of noncontrolling interests	—	—	—	—	(43)	(43)
Dividends paid	—	(336)	(9,382)	—	—	(9,718)
Stock option expense	—	3,504	—	—	—	3,504
Exercise of options	1	355	—	—	—	356
Restricted stock activity	2	5,884	—	—	—	5,886

Total shareholders’ equity as of September 30, 2010	$3,233	$3,918,771	$(1,873,369)	$20,562	$—	$2,069,197

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	Unaudited
	($ in thousands)

Operating activities:
Net loss	$(115,248)	$(625,125)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock option expense	3,504	2,985
Restricted stock expense	7,851	17,962
(Gain) loss on extinguishment of debt	(1,096)	41,091
Amortization of deferred loan fees and discounts	(55,295)	(58,818)
Paid-in-kind interest on loans	2,092	(17,434)
Provision for loan losses	282,973	580,499
Provision for unfunded commitments	(442)	—
Amortization of deferred financing fees and discounts	43,890	48,146
Depreciation and amortization	1,582	25,309
Provision for deferred income taxes	14,091	130,607
Non-cash (gain) loss on investments, net	(7,045)	31,495
Gain on assets acquired through business combination	(3,724)	—
Gain on deconsolidation of 2006-A Trust	(16,723)	—
Non-cash loss on foreclosed assets and other property and equipment disposals	57,194	21,180
Unrealized (gain) loss on derivatives and foreign currencies, net	(2,079)	22,280
Unrealized gain on residential mortgage investment portfolio, net	—	(60,567)
Net decrease in mortgage-backed securities pledged, trading	—	1,485,133
Amortization of discount on residential mortgage investments	—	11
Accretion of discount on commercial real estate “A” participation interest	(9,523)	(20,487)
Decrease in interest receivable	26,698	21,726
Decrease in loans held for sale, net	4,750	31,055
Decrease in other assets	18,522	485,411
Decrease in other liabilities	(28,410)	(232,974)

Cash provided by operating activities	223,562	1,929,485
Investing activities:
Decrease in restricted cash	60,688	192,198
Decrease in mortgage-related receivables, net	—	215,090
Decrease in commercial real estate “A” participation interest, net	534,674	702,860
Assets acquired through business combination, net of cash acquired	(98,800)	—
Cash received from 2006-A Trust delegation and sale transaction	7,000	—
Decrease in loans, net	1,210,818	290,048
Cash received for real estate	339,643	15,710
Acquisition of marketable securities, available for sale, net	(561,613)	(36,991)
Reduction (acquisition) of marketable securities, held to maturity, net	47,208	(227,591)
Reduction of other investments, net	26,310	5,401
Acquisition of property and equipment, net	(3,089)	(17,456)

Cash provided by investing activities	1,562,839	1,139,269
Financing activities:
Payment of deferred financing fees	(5,913)	(39,161)
Deposits accepted, net of repayments	143,632	(653,552)
Repayments under repurchase agreements, net	—	(1,595,750)
Repayments on credit facilities, net	(453,906)	(628,489)
Borrowings of term debt	14,784	311,874
Repayments and extinguishment of term debt	(1,821,431)	(907,634)
(Repayments) borrowings under other borrowings	(198,175)	76,174
Proceeds from issuance of common stock, net of offering costs	—	77,075
Repurchase of common stock	—	(800)
Proceeds from exercise of options	356	—
Payment of dividends	(9,718)	(9,236)

Cash used in financing activities	(2,330,371)	(3,369,499)

Decrease in cash and cash equivalents	(543,970)	(300,745)
Cash and cash equivalents as of beginning of period	1,177,020	1,338,563

Cash and cash equivalents as of end of period	$633,050	$1,037,818

Supplemental information:
Noncash transactions from investing and financing activities:
Third-party assumption of debt	$203,679	$—
Assets acquired through foreclosure	83,978	48,660
Exchange of common stock for convertible debentures	—	61,618

See accompanying notes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

CapitalSource Inc. (“CapitalSource,” and together with its subsidiaries other than CapitalSource Bank and its subsidiaries, the “Parent Company”), a Delaware corporation, is a commercial lender that, through its wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. Substantially all new loans are originated at CapitalSource Bank. The Parent Company’s commercial lending activities consist primarily of satisfying its existing commitments made prior to CapitalSource Bank’s formation and receiving payments on its existing loan portfolio. Consequently, we expect that our loans at the Parent Company will gradually run off, while CapitalSource Bank’s loan portfolio will continue to grow.

For the three months ended September 30, 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the six months ended June 30, 2010 and three and nine months ended September 30, 2009, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2010, the FASB amended its guidance on derivatives and hedging to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related solely to the subordination of one financial instrument to another qualifies for the exemption. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance is effective in the first interim or annual fiscal period beginning after June 15, 2010. We adopted this guidance effective July 1, 2010, and it did not have a material impact on our consolidated financial statements.

In April 2010, the FASB amended its guidance on loans to clarify that modifications of loans that are accounted for within a pool of loans do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity continues to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. Loans accounted for individually continue to be subject to the previously issued troubled debt restructuring accounting provisions. This guidance is effective in the first interim or annual fiscal period ending on or after July 15, 2010 and should be applied prospectively. We adopted this guidance effective July 1, 2010, and it did not have a material impact on our consolidated financial statements.

Note 3.	Discontinued Operations

In June 2010, we completed the sale of our long-term healthcare facilities to Omega Healthcare Investors, Inc (“Omega”). As a result of these sales, we exited the skilled nursing home ownership business. Consequently, we

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have presented the financial condition and results of operations for this business as discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business.

The condensed balance sheets as of September 30, 2010 and December 31, 2009 for our discontinued operations were as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Assets:
Cash and cash equivalents and restricted cash	$—	$19,599
Direct real estate investments, net	—	554,157
Other assets	—	50,894

Total assets	$—	$624,650

Liabilities:
Mortgage debt	$—	$447,683
Notes payable	—	20,000
Other liabilities	—	59,545

Total liabilities	$—	$527,228

The condensed statements of operations for the three and nine months ended September 30, 2010 and 2009 for our discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Revenue:
Operating lease income	$—	$27,247	$28,750	$82,533
Expenses:
Interest	—	3,014	15,183	9,298
Depreciation	—	8,713	2,540	26,515
General and administrative	—	202	1,481	1,195
Other expense	—	3,730	57	4,014

Total expenses	—	15,659	19,261	41,022
Gain from sale of discontinued operations	—	—	21,696	2,499
Income tax expense	—	1,104	—	4,758

Net income attributable to discontinued operations	$—	$10,484	$31,185	$39,252

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Cash and Cash Equivalents and Restricted Cash

As of September 30, 2010 and December 31, 2009, our cash and cash equivalents and restricted cash balances were as follows:

	September 30, 2010		December 31, 2009
	Unrestricted	Restricted	Unrestricted	Restricted
	($ in thousands)

Cash and cash equivalents and restricted cash from continuing operations:
Cash and due from banks(1)	$399,623	$49,208	$566,711	$24,575
Interest-bearing deposits in other banks(2)	6,490	5,272	16,331	7,012
Other short-term investments(3)	226,937	67,074	418,176	136,881
Investment securities(4)	—	—	169,977	—

Total cash and cash equivalents and restricted cash from continuing operations	633,050	121,554	1,171,195	168,468
Cash and cash equivalents and restricted cash from discontinued operations:
Cash and due from banks	—	—	5,825	13,774

Total cash and cash equivalents and restricted cash	$633,050	$121,554	$1,177,020	$182,242

(1)	Includes principal and interest collections, including those related to loans held by securitization trusts or pledged to credit facilities. A portion of these collections are invested in money market funds that invest primarily in U.S. Treasury securities. Cash and due from banks for CapitalSource Bank were $152.7 million and $235.6 million as of September 30, 2010 and December 31, 2009, respectively. Included in these balances for CapitalSource Bank were $72.6 million and $119.1 million in deposits at the Federal Reserve Bank (“FRB”) as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, $14.3 million of the cash and due from banks for CapitalSource Bank were restricted. As of December 31, 2009, no cash and due from banks were restricted.

(2)	Represents principal and interest collections on loan assets pledged to credit facilities.

(3)	Represents principal and interest collections, including those related to loans held by securitization trusts or pledged to credit facilities and also includes short-term investments held by CapitalSource Bank. Principal and interest collections are invested in money market funds that invest primarily in U.S. Treasury securities. The CapitalSource Bank cash is invested in (i) short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P), P1 (Moody’s) or F1 (Fitch), and (ii) in money market funds that invest primarily in U.S. Treasury and Agency securities and repurchase agreements secured by the same.

(4)	Includes discount notes with AAA ratings totaling $170.0 million as of December 31, 2009 issued by the Federal Home Loan Bank System (“FHLB”) of San Francisco (“FHLB SF”), Fannie Mae or Freddie Mac. These investments had a remaining weighted average maturity of 61 days as of December 31, 2009. We did not hold any such investment securities as of September 30, 2010.

Note 5.	Commercial Lending Assets and Credit Quality

As of September 30, 2010 and December 31, 2009, our commercial lending assets had an outstanding balance of $6.6 billion and $8.8 billion, respectively. Included in these amounts were loans held for investment, loans held for sale, and a commercial real estate participation interest (“the “A” Participation Interest”). As of September 30, 2010 and December 31, 2009, interest and fee receivables totaled $56.9 million and $83.3 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Real Estate “A” Participation Interest

As of September 30, 2010, the carrying value of the “A” Participation Interest was $5.4 million, representing our share of a $2.4 billion pool of commercial real estate loans and related assets. The “A” Participation Interest was fully paid off in October 2010.

The activity with respect to the “A” Participation Interest for the nine months ended September 30, 2010 was as follows ($ in thousands):

“A” Participation Interest as of December 31, 2009	$530,560
Principal payments	(534,675)
Discount accretion	9,524

“A” Participation Interest as of September 30, 2010	$5,409

The “A” Participation Interest is reported at the outstanding principal balance less the associated discount. Interest income on the “A” Participation Interest is accrued as earned and recorded as a component of interest income on loans in our consolidated statements of operations. The discount is accreted into interest income over the estimated life of the instrument using the interest method. During the three and nine months ended September 30, 2010, we recognized $1.7 million and $12.9 million, respectively, in interest income (including accretion) on the “A” Participation Interest, and during the three and nine months ended September 30, 2009, we recognized $10.7 million and $35.3 million, respectively, in interest income (including accretion) on the “A” Participation Interest.

As of September 30, 2010 and December 31, 2009, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value in our consolidated balance sheets. During the three and nine months ended September 30, 2010, we recognized net pre-tax losses on the sale of loans of $3.8 million. During the three and nine months ended September 30, 2009, we recognized a net pre-tax loss of $7.7 million and $10.7 million, respectively, on the sale of loans.

Our analysis to determine when to sell a loan is performed on a loan-by-loan basis and considers several factors, including the credit quality of the loan, any financing secured by the loan and any requirements related to the release of liens and use of sales proceeds, the potential sale price relative to our loan valuation, our liquidity needs, and the resources necessary to ensure an adequate recovery if we continued to hold the loan. When our analysis indicates that the proper strategy is to sell a loan, we initiate the sale process and designate the loan as held for sale.

During the three months ended September 30, 2010, we transferred loans held for investment with a carrying value of $40.1 million, including impaired loans with a carrying value of $37.2 million, to loans held for sale based on management’s intent with respect to the loans, resulting in $1.2 million in losses due to valuation adjustments and $0.9 million in additional provision for loan losses, respectively. We also reclassified $49.5 million of loans from held for sale to held for investment during the three months ended September 30, 2010.

During the nine months ended September 30, 2010, we transferred loans held for investment with a carrying value of $132.9 million to loans held for sale, including impaired loans with a carrying value of $92.3 million, which were transferred based on our decision to sell these loans as part of an overall workout strategy and loans with a carrying value of $31.8 million, which were transferred as part of a sale of loan participations to a third party in conjunction with the transaction surrounding the 2006-A term debt securitization (the “2006-A Trust”). These transfers resulted in $8.7 million in losses due to valuation adjustments and $4.0 million in additional provision for loan losses, respectively, for the nine months ended September 30, 2010.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded no fair value write-downs on non-accrual loans held for sale during the three months ended September 30, 2010 and 2009, and we recorded $5.6 million and $21,000 of fair value write-downs on non-accrual loans held for sale during the nine months ended September 30, 2010 and 2009, respectively.

Loans Held for Investment

Loans held for investment are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. We maintain an allowance for loan losses for loans held for investment, which is calculated based on management’s estimate of incurred loan losses inherent in our loan portfolio as of the balance sheet date. Activity in the allowance for loan losses related to our loans held for investment for the three and nine months ended September 30, 2010 and 2009, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Balance as of beginning of period	$578,633	$447,728	$586,696	$423,844
Charge offs	(59,861)	(111,273)	(296,663)	(409,042)
Recoveries	275	—	578	11,504

Net charge offs(1)	(59,586)	(111,273)	(296,085)	(397,538)
Charge offs upon transfer to held for sale	(26,042)	(23,400)	(41,808)	(23,400)
Deconsolidation of 2006-A Trust	(138,134)	—	(138,134)	—
Provision for loan losses	38,771	204,350	282,973	514,499

Balance as of end of period	$393,642	$517,405	$393,642	$517,405

(1)	Includes $11.4 million and $17.5 million, respectively in charge offs related to loans in the 2006-A Trust for the three and nine months ended September 30, 2009 and $68.8 million in charge offs related to loans in the 2006-A Trust for the nine months ended September 30, 2010.

Non-performing Loans

The outstanding unpaid principal balances of non-performing loans in our loan portfolio as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Non-accrual loans(1)	$787,864	$1,068,085
Accruing loans contractually past-due 90 days or more(2)	8,286	66,993
Troubled debt restructurings(3)(4)	218,793	111,743

Total non-performing loans(3)	$1,014,943	$1,246,821

(1)	Includes $207.7 million of loans held in the 2006-A Trust as of December 31, 2009.

(2)	Includes $5.0 million of loans held in the 2006-A Trust as of December 31, 2009.

(3)	Includes $14.8 million of loans held in the 2006-A Trust as of December 31, 2009.

(4)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

Of our non-accrual loans, $35.1 million were 30-89 days delinquent and $354.3 million were over 90 days delinquent as of September 30, 2010, and $182.5 million were 30-89 days delinquent and $388.5 million were over 90 days delinquent as of December 31, 2009. Accruing loans 30-89 days delinquent were $21.7 million and $95.3 million as of September 30, 2010 and December 31, 2009, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us. As of September 30, 2010 and December 31, 2009, the carrying value of impaired loans was $283.9 million and $597.4 million, respectively, net of allocated reserves of $79.1 million and $116.5 million, respectively. Included in these loans as of December 31, 2009 was $223.0 million related to the 2006-A Trust. As of September 30, 2010 and December 31, 2009, we had loans with a carrying value of $597.3 million and $517.1 million, respectively, that we assessed as impaired and for which we did not record any allocated reserves based upon our belief that it is probable that we ultimately will collect all principal amounts due. Included in these loans as of December 31, 2009 was $18.2 million related to the 2006-A Trust.

The average balances of impaired loans during the three and nine months ended September 30, 2010 were $1.2 billion, and were $1.2 billion and $1.0 billion, respectively, during the three and nine months ended September 30, 2009. The total amounts of interest income that were recognized on impaired loans during the three and nine months ended September 30, 2010 were $4.9 million and $15.7 million, respectively, and were $10.8 million and $25.4 million, respectively, during the three and nine months ended September 30, 2009. The amounts of cash basis interest income that were recognized on impaired loans during the three and nine months ended September 30, 2010 were $0.1 million and $0.4 million, respectively. There was no cash basis interest income recognized on impaired loans during the three and nine months ended September 30, 2009. If the non-accrual loans had performed in accordance with their original terms, interest income would have been increased by $32.1 million and $111.5 million, respectively, for the three and nine months ended September 30, 2010, and $33.7 million and $85.6 million, respectively, for the three and nine months ended September 30, 2009.

Troubled Debt Restructurings

During the three and nine months ended September 30, 2010, loans with an aggregate carrying value, which includes principal, deferred fees and accrued interest, of $278.4 million and $840.3 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings (“TDRs”). During the three and nine months ended September 30, 2009, loans with an aggregate carrying value of $427.7 million and $795.1 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring. A loan that has been involved in a TDR might no longer be assessed as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. As of September 30, 2010 and December 31, 2009, all of our loans that were restructured in TDRs were classified as impaired loans.

The carrying values of loans that had been restructured in TDRs as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Non-accrual	$358,715	$314,526
Accruing	218,143	111,880

Total	$576,858	$426,406

We recorded charge offs related to these restructured loans of $30.8 million and $125.5 million, respectively, for the three and nine months ended September 30, 2010.

For a loan that accrues interest immediately after that loan is restructured in a TDR, we generally do not charge off a portion of the loan as part of the restructuring. If a portion of a loan has been charged off, we will not accrue interest on the remaining portion of the loan if the charged off portion is still contractually due from the borrower. However, if the charged off portion of the loan is legally forgiven through concessions to the borrower, then the restructured loan may be placed on accrual status if the remaining contractual amounts due on the loan are reasonably assured of collection. In addition, for certain TDRs, especially those involving a commercial real estate

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan, we may split the loan into a performing A note and a B note, placing the A note on accrual and charging off the B note. For an amortizing loan with monthly payments, the borrower is required to demonstrate sustained payment performance for a minimum of six months to return a non-accrual restructured loan to accrual status.

Our evaluation of whether collection of interest and principal is reasonably assured is based on the facts and circumstances of each individual borrower and our assessment of the borrower’s ability and intent to repay in accordance with the revised loan terms. We generally consider such factors as historical operating performance and payment history of the borrower, indications of support by sponsors and other interest holders, the terms of the modified loan, the value of any collateral securing the loan and projections of future performance of the borrower.

The allocated reserves for loans that were involved in TDRs were $35.4 million and $25.1 million as of September 30, 2010 and December 31, 2009, respectively.

Pledged Loans

As of September 30, 2010, CapitalSource Bank had loans held for investment with an unpaid principal balance of $52.6 million pledged to the FHLB as collateral for its financing facility. There were no loans pledged as of December 31, 2009.

Foreclosed Assets

Real Estate Owned (“REO”)

When we foreclose on a real estate asset that collateralizes a loan, we record the asset at its estimated fair value less estimated costs to sell at the time of foreclosure if the related REO is classified as held for sale. Upon foreclosure, we evaluate the asset’s fair value as compared to the loan’s carrying amount and record a charge off when the carrying amount of the loan exceeds fair value less costs to sell. For REO determined to be held for sale, subsequent valuation adjustments are recorded as a valuation allowance, which is recorded as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations. REO that does not meet the criteria of held for sale is classified as held for use and initially recorded at its fair value. The real estate asset is subsequently depreciated over its estimated useful life. Fair value adjustments on REO held for use are recorded only if the carrying amount of an asset is not recoverable and exceeds its fair value. We estimate fair value at the asset’s liquidation value, based on market conditions.

As of September 30, 2010 and December 31, 2009, we had $79.5 million and $101.4 million, respectively, of REO classified as held for sale, which was recorded in other assets in our consolidated balance sheets. Activity in REO held for sale for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Balance as of beginning of period	$138,950	$95,149	$101,401	$84,437
Acquired in business combination	—	—	2,014	—
Transfers from loans held for investment	11,085	11,150	89,416	47,873
Fair value adjustments	(2,670)	(2,298)	(29,904)	(18,923)
Transfers from REO held for use	—	—	2,850	—
Transfers from property held for investment	—	(11,260)	—	(11,260)
Real estate sold	(67,849)	(25,687)	(86,261)	(35,073)

Balance as of end of period	$79,516	$67,054	$79,516	$67,054

During the three and nine months ended September 30, 2010, we recognized gains of $3.9 million and $2.5 million, respectively, on the sales of REO held for sale as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations. During the three and nine months ended September 30, 2009, we recognized a gain of $1.5 million and a loss of $0.3 million, respectively, on the sales of REO as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010 and December 31, 2009, we had $1.4 million and $19.7 million, respectively, of REO classified as held for use, which was recorded in other assets in our consolidated balance sheets. During the three and nine months ended September 30, 2010, we recognized impairment losses of $2.7 million and $12.9 million, respectively, on REO held for use as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations. We did not record any impairment on REO held for use during the three and nine months ended September 30, 2009.

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of consumer loans, we record the acquired loans at the estimated fair value less costs to sell at the time of foreclosure. At the time of foreclosure, we record charge offs when the carrying amount of the original loan exceeds the fair value of the acquired loans. As of September 30, 2010 and December 31, 2009, we had $65.7 million and $127.2 million, respectively, of loans acquired through foreclosure, net of valuation allowances of $6.2 million and $2.8 million, respectively, which were recorded in other assets in our consolidated balance sheets. We recorded a provision for loan receivables losses of $1.2 million and $40.1 million related to loans acquired through foreclosure as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations for the three and nine months ended September 30, 2010. We did not record a provision for loan receivables losses related to loans acquired through foreclosure for the three and nine months ended September 30, 2009. We did not record any such valuation adjustments for the three and nine months ended September 30, 2009.

Note 6.	Investments

Investment Securities, Available-for-Sale

As of September 30, 2010 and December 31, 2009, our investment securities, available-for-sale were as follows:

	September 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	($ in thousands)

Agency discount notes	$264,767	$99	$(1)	$264,865	$49,988	$8	$—	$49,996
Agency callable notes	175,100	969	—	176,069	252,175	143	(1,788)	250,530
Agency debt	104,480	1,112	(35)	105,557	24,430	315	(273)	24,472
Agency MBS	697,465	19,623	(30)	717,058	412,853	5,999	(462)	418,390
Non-agency MBS	140,029	2,847	(701)	142,175	152,913	1,031	(669)	153,275
Equity securities	201	3	—	204	51,074	2,246	(336)	52,984
Corporate debt	8,606	152	(3,608)	5,150	12,349	877	(3,608)	9,618
Collateralized loan obligations	13,848	—	—	13,848	1,018	308	—	1,326
U.S. Treasury and agency securities	120,576	340	(4)	120,912	—	—	—	—

Total	$1,525,072	$25,145	$(4,379)	$1,545,838	$956,800	$10,927	$(7,136)	$960,591

Included in investment securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”), equity securities, corporate debt, an investment in a subordinated note of a collateralized loan obligation, and U.S. Treasury and agency securities.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized costs and estimated fair values of investment securities, available-for-sale that CapitalSource Bank pledged to FHLB, FRB and a non-government correspondent bank, as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

FHLB	$816,566	$838,402	$781,747	$786,425
FRB	42,251	41,820	17,979	18,076
Non-government Correspondent Bank(1)	37,950	37,975	—	—
Government Agency(2)	38,448	39,408	—	—

	935,215	957,605	799,726	804,501

(1)	Represents the amounts CapitalSource Bank pledged as collateral for letters of credit and foreign exchange contracts.

(2)	Represents the amounts CapitalSource Bank pledged as collateral to secure funds deposited by a local government agency.

During the three and nine months ended September 30, 2010, we sold investment securities, available-for-sale for $40.0 million and $79.5 million, respectively, recognizing net pre-tax gains of $4.3 million and $5.9 million, respectively. During the three and nine months ended September 30, 2009, we sold investment securities, available-for-sale for $28.4 million and $46.5 million, respectively, recognizing net pre-tax gains of $63,000 and $0.5 million, respectively.

We recorded no other-than-temporary impairments (“OTTI”) during the three months ended September 30, 2010, and $0.3 million in OTTI during the nine months ended September 30, 2010, as a component of gain (loss) on investments, net in our consolidated statements of operations. During the three and nine months ended September 30, 2009, we recorded OTTI of $0.4 million and $13.5 million, respectively, related to the fair values of our collateralized loan obligation and corporate debt as a component of gain (loss) on investments, net in our consolidated statements of operations.

During the three and nine months ended September 30, 2010, we recognized $1.0 million and $7.5 million, respectively, of net unrealized after-tax gains, related to our available-for-sale investment securities, as a component of accumulated other comprehensive income, net in our consolidated balance sheets.

Investment Securities, Held-to-Maturity

As of September 30, 2010, and December 31, 2009, the amortized cost of investment securities, held-to-maturity, was $208.2 million and $242.1 million, respectively and consisted of AAA-rated commercial mortgage-backed securities held by CapitalSource Bank. The amortized costs and estimated fair values of the investment securities, held-to-maturity, that CapitalSource Bank pledged to FHLB SF and FRB as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

FHLB	$43,780	$45,449	$68,351	$70,330
FRB	154,816	168,516	173,702	191,825

	198,596	213,965	242,053	262,155

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Losses on Investment Securities

As of September 30, 2010 and December 31, 2009, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	($ in thousands)

As of September 30, 2010
Investment Securities, Available-for-Sale:
Agency discount notes	$(1)	$42,471	$—	$—	$(1)	$42,471
Agency debt	—	—	(35)	6,295	(35)	6,295
Agency MBS	(30)	18,011	—	—	(30)	18,011
Non-agency MBS	(701)	30,888	—	—	(701)	30,888
Corporate debt	(3,608)	—	—	—	(3,608)	—
U.S. Treasury and agency securities	(4)	29,974	—	—	(4)	29,974

Total Investment Securities, Available-for-Sale	$(4,344)	$121,344	$(35)	$6,295	$(4,379)	$127,639

Total Investment Securities, Held-to-Maturity(1)	$(96)	$9,892	$—	$—	$(96)	$9,892

As of December 31, 2009
Investment Securities, Available-for-Sale:
Agency callable notes	(1,788)	209,397	—	—	(1,788)	209,397
Agency debt	—	—	(273)	15,167	(273)	15,167
Agency MBS	(462)	49,118	—	—	(462)	49,118
Non-agency MBS	(669)	48,868	—	—	(669)	48,868
Equity securities	—	—	(336)	178	(336)	178
Corporate debt	(3,608)	—	—	—	(3,608)	—
Total Investment Securities, Available-for-Sale	$(6,527)	$307,383	$(609)	$15,345	$(7,136)	$322,728

Total Investment Securities, Held-to-Maturity(1)	$(143)	$9,990	$—	$—	$(143)	$9,990

(1)	Consists of AAA-rated commercial mortgage-backed securities held by CapitalSource Bank.

Securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI, and we do not believe that any unrealized losses in our portfolio as of September 30, 2010 and December 31, 2009 represent an OTTI. The losses are primarily related to non-agency MBS and corporate debt securities and are attributable to fluctuations in their market prices due to current market conditions. As of September 30, 2010, our unrealized losses primarily relate to nine non-agency MBS and one corporate debt security. Each non-agency MBS with unrealized losses as of September 30, 2010 was investment grade and had a credit coverage ratio that exceeds 8x, which is the minimum required for purchases of this type of security. For the corporate debt security that has an unrealized loss as of September 30, 2010, financial projections indicate that the issuer will have sufficient liquidity to service upcoming scheduled principal and interest payments to us. We have the ability and the intention to hold these securities until their fair values recover to cost or maturity.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Maturities

As of September 30, 2010, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities,		Investments Securities,
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

Due in one year or less	$414,474	$414,654	$—	$—
Due after one year through five years	225,676	227,645	25,880	30,695
Due after five years through ten years(1)	102,386	101,859	—	—
Due after ten years(2)(3)	782,536	801,680	182,342	192,800

Total	$1,525,072	$1,545,838	$208,222	$223,495

(1)	Includes Agency and Non-agency MBS, including CMBS, with fair values of $33.8 million and $52.9 million, respectively, and weighted-average expected maturities of approximately 2.24 years and 2.90 years, respectively, based on interest rates and expected prepayment speeds as of September 30, 2010.

(2)	Includes Agency and Non-agency MBS, including CMBS, with fair values of $677.4 million and $282.1 million, respectively, and weighted-average expected maturities of approximately 3.47 years and 1.35 years, respectively, based on interest rates and expected prepayment speeds as of September 30, 2010.

(3)	Includes securities with no stated maturity.

Other Investments

As of September 30, 2010 and December 31, 2009, our other investments were as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Investments carried at cost	$37,046	$53,205
Investments carried at fair value	648	1,392
Investments accounted for under the equity method	44,832	41,920

Total	$82,526	$96,517

During the three and nine months ended September 30, 2010, we sold other investments for $16.9 million and $42.4 million, respectively, recognizing net pre-tax gains of $13.7 million and $27.2 million, respectively. For the three and nine months ended September 30, 2009, we sold other investments for $10.6 million and $23.2 million, respectively, recognizing a net pre-tax gain of $0.7 million and a net pre-tax loss of $2.4 million, respectively. During the three and nine months ended September 30, 2010, we recorded OTTI of $0.5 million and $2.7 million, respectively, relating to our investments carried at cost. During the three and nine months ended September 30, 2009, we recorded OTTI of $6.8 million and $11.4 million, respectively, relating to our investments carried at cost.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Guarantor Information

The following represents the supplemental consolidating condensed financial information as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 of (i) CapitalSource Inc., which as discussed in Note 10, Borrowings, is the issuer of our 2014 Senior Secured Notes, as well as our Senior Debentures and Subordinated Debentures (together, the “Debentures”), (ii) CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of our 2014 Senior Secured Notes and the Debentures, and (iii) our subsidiaries that are not guarantors of the 2014 Senior Secured Notes or the Debentures. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed our 2014 Senior Secured Notes and the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
September 30, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$60,767	$349,181	$133,862	$89,240	$—	$633,050
Restricted cash	—	22,138	97,595	1,821	—	121,554
Investment securities:
Available-for-sale, at fair value	—	1,531,784	—	14,054	—	1,545,838
Held-to-maturity, at amortized cost	—	208,222	—	—	—	208,222

Total investment securities	—	1,740,006	—	14,054	—	1,754,060
Commercial real estate “A”participation interest, net	—	5,409	—	—	—	5,409
Loans:
Loans held for sale	—	34,156	2,823	—	—	36,979
Loans held for investment	—	5,183,832	324,015	1,082,881	—	6,590,728
Less deferred loan fees and discounts	—	(86,513)	14,227	(19,026)	(27,099)	(118,411)
Less allowance for loan losses	—	(246,604)	(38,669)	(108,369)	—	(393,642)

Loans held for investment, net	—	4,850,715	299,573	955,486	(27,099)	6,078,675

Total loans	—	4,884,871	302,396	955,486	(27,099)	6,115,654
Interest receivable	—	29,999	4,330	27,413	—	61,742
Investment in subsidiaries	2,375,865	4,065	1,568,562	1,519,766	(5,468,258)	—
Intercompany receivable	375,000	9	145,641	305,009	(825,659)	—
Other investments	—	57,872	14,377	10,277	—	82,526
Goodwill	—	173,135	—	—	—	173,135
Other assets	91,654	216,139	150,649	286,431	(140,296)	604,577

Total assets	$2,903,286	$7,482,824	$2,417,412	$3,209,497	$(6,461,312)	$9,551,707

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,627,206	$—	$—	$—	$4,627,206
Credit facilities	—	76,348	—	1,902	—	78,250
Term debt	284,991	860,647	—	—	—	1,145,638
Other borrowings	533,978	300,000	440,898	—	—	1,274,876
Other liabilities	15,262	125,729	126,378	250,234	(161,063)	356,540
Intercompany payable	—	46,850	305,009	454,915	(806,774)	—

Total liabilities	834,231	6,036,780	872,285	707,051	(967,837)	7,482,510
Shareholders’ equity:
Common stock	3,233	921,000	—	—	(921,000)	3,233
Additional paid-in capital	3,918,601	143,204	537,993	2,598,748	(3,279,775)	3,918,771
(Accumulated deficit) retained earnings	(1,873,341)	363,242	984,313	(111,009)	(1,236,574)	(1,873,369)
Accumulated other comprehensive income, net	20,562	18,598	22,821	14,709	(56,128)	20,562

Total CapitalSource Inc. shareholders’ equity	2,069,055	1,446,044	1,545,127	2,502,448	(5,493,477)	2,069,197

Noncontrolling interests	—	—	—	(2)	2	—

Total shareholders’ equity	2,069,055	1,446,044	1,545,127	2,502,446	(5,493,475)	2,069,197

Total liabilities and shareholders’ equity	$2,903,286	$7,482,824	$2,417,412	$3,209,497	$(6,461,312)	$9,551,707

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2009

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$99,103	$760,343	$265,977	$45,772	$—	$1,171,195
Restricted cash	—	72,754	58,250	37,464	—	168,468
Investment securities:
Available-for-sale, at fair value	—	902,427	663	57,501	—	960,591
Held-to-maturity, at amortized cost	—	242,078	—	—	—	242,078

Total investment securities	—	1,144,505	663	57,501	—	1,202,669
Commercial real estate “A”
participation interest, net	—	530,560	—	—	—	530,560
Loans:
Loans held for sale	—	—	670	—	—	670
Loans held for investment	—	5,323,957	247,119	2,710,500	(6)	8,281,570
Less deferred loan fees and discounts	—	(77,853)	(10,428)	(38,154)	(19,894)	(146,329)
Less allowance for loan losses	—	(285,863)	(76,800)	(224,033)	—	(586,696)

Loans held for investment, net	—	4,960,241	159,891	2,448,313	(19,900)	7,548,545

Total loans	—	4,960,241	160,561	2,448,313	(19,900)	7,549,215
Interest receivable	—	14,143	69,548	3,956	—	87,647
Investment in subsidiaries	2,716,099	10,702	1,522,375	1,347,149	(5,596,325)	—
Intercompany receivable	375,000	9	133,674	319,249	(827,932)	—
Other investments	—	66,068	14,400	16,049	—	96,517
Goodwill	—	173,135	—	—	—	173,135
Other assets	63,214	221,990	108,071	395,024	(131,305)	656,994
Assets of discontinued operations, held for sale	—	—	—	624,650	—	624,650

Total assets	$3,253,416	$7,954,450	$2,333,519	$5,295,127	$(6,575,462)	$12,261,050

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,483,879	$—	$—	$—	$4,483,879
Credit facilities	193,637	166,107	56,707	126,330	—	542,781
Term debt	282,938	1,539,915	—	1,133,683	—	2,956,536
Other borrowings	561,347	200,000	442,727	—	—	1,204,074
Other liabilities	32,328	129,604	148,568	198,951	(146,158)	363,293
Intercompany payable	—	46,850	319,249	447,730	(813,829)	—
Liabilities of discontinued operations	—	—	—	527,228	—	527,228

Total liabilities	1,070,250	6,566,355	967,251	2,433,922	(959,987)	10,077,791
Shareholders’ equity:
Common stock	3,230	921,000	—	—	(921,000)	3,230
Additional paid-in capital	3,909,366	(224,375)	705,847	3,082,775	(3,564,249)	3,909,364
(Accumulated deficit) retained earnings	(1,748,791)	676,881	641,102	(235,374)	(1,082,640)	(1,748,822)
Accumulated other comprehensive income, net	19,361	14,589	19,319	13,680	(47,588)	19,361

Total CapitalSource Inc. shareholders’ equity	2,183,166	1,388,095	1,366,268	2,861,081	(5,615,477)	2,183,133
Noncontrolling interests	—	—	—	124	2	126

Total shareholders’ equity	2,183,166	1,388,095	1,366,268	2,861,205	(5,615,475)	2,183,259

Total liabilities and shareholders’ equity	$3,253,416	$7,954,450	$2,333,519	$5,295,127	$(6,575,462)	$12,261,050

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Three Months Ended September 30, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net investment income:
Interest income:
Loans	$10,193	$104,084	$15,294	$22,882	$(16,387)	$136,066
Investment securities	—	14,429	30	149	—	14,608
Other	—	299	2	1	—	302

Total interest income	10,193	118,812	15,326	23,032	(16,387)	150,976
Fee income	—	3,804	1,203	1,814	—	6,821

Total investment income	10,193	122,616	16,529	24,846	(16,387)	157,797
Interest expense:
Deposits	—	14,490	—	—	—	14,490
Borrowings	24,707	7,384	7,703	17,649	(13,377)	44,066

Total interest expense	24,707	21,874	7,703	17,649	(13,377)	58,556

Net investment (loss) income	(14,514)	100,742	8,826	7,197	(3,010)	99,241
Provision for loan losses	—	25,362	(1,522)	14,931	—	38,771

Net investment (loss) income after provision for loan losses	(14,514)	75,380	10,348	(7,734)	(3,010)	60,470
Operating expenses:
Compensation and benefits	218	12,089	16,258	—	—	28,565
Professional fees	776	594	5,332	2,090	—	8,792
Other administrative expenses	1,155	18,010	10,991	9,145	(21,891)	17,410

Total operating expenses	2,149	30,693	32,581	11,235	(21,891)	54,767
Other income:
Gain (loss) on investments, net	—	8,925	(29)	21,047	—	29,943
(Loss) gain on derivatives	—	(1,291)	7,092	(7,769)	—	(1,968)
Net expense of real estate owned and other foreclosed assets	—	(2,486)	(1,535)	(3,351)	—	(7,372)
Other income, net	3	1,674	9,301	26,776	(21,626)	16,128
Earnings (loss) in subsidiaries	58,644	(220)	50,724	40,575	(149,723)	—

Total other income	58,647	6,602	65,553	77,278	(171,349)	36,731

Net income from continuing operations before income taxes	41,984	51,289	43,320	58,309	(152,468)	42,434
Income tax (benefit) expense	(36,201)	(957)	—	1,490	—	(35,668)

Net income from continuing operations	78,185	52,246	43,320	56,819	(152,468)	78,102

Net income	78,185	52,246	43,320	56,819	(152,468)	78,102
Net loss attributable to noncontrolling interests	—	—	—	(83)	—	(83)

Net income attributable to CapitalSource Inc.	$78,185	$52,246	$43,320	$56,902	$(152,468)	$78,185

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Three Months Ended September 30, 2009
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net investment income:
Interest income:
Loans	$7,638	$116,389	$10,575	$68,237	$(10,911)	$191,928
Investment securities	—	12,839	56	526	—	13,421
Other	—	1,086	25	15	—	1,126

Total interest income	7,638	130,314	10,656	68,778	(10,911)	206,475
Fee income	—	3,631	493	1,052	—	5,176

Total investment income	7,638	133,945	11,149	69,830	(10,911)	211,651
Interest expense:
Deposits	—	22,674	—	—	—	22,674
Borrowings	32,442	11,617	7,815	36,672	(8,888)	79,658

Total interest expense	32,442	34,291	7,815	36,672	(8,888)	102,332

Net investment (loss) income	(24,804)	99,654	3,334	33,158	(2,023)	109,319
Provision for loan losses	—	42,940	5,628	172,817	—	221,385

Net investment (loss) income after provision for loan losses	(24,804)	56,714	(2,294)	(139,659)	(2,023)	(112,066)
Operating expenses:
Compensation and benefits	230	12,999	16,110	—	—	29,339
Professional fees	2,886	696	8,791	2,613	—	14,986
Other administrative expenses	1,049	13,625	14,675	8,067	(17,315)	20,101

Total operating expenses	4,165	27,320	39,576	10,680	(17,315)	64,426
Other (expense) income:
Loss on investments, net	—	(4,813)	(221)	(3,438)	—	(8,472)
Loss on derivatives	—	(3,259)	(81)	(6,958)	—	(10,298)
Loss on residential mortgage investment portfolio	—	—	—	(3)	—	(3)
Gain on debt extinguishment	—	—	—	11,472	—	11,472
Net income (expense) of real estate owned and other foreclosed assets	—	1,618	(2,626)	(7,973)	—	(8,981)
Other income, net	10	2,333	15,899	3,884	(16,983)	5,143
(Loss) earnings in subsidiaries	(254,378)	(889)	16,731	(14,359)	252,895	—

Total other (expense) income	(254,368)	(5,010)	29,702	(17,375)	235,912	(11,139)

Net (loss) income from continuing operations before income taxes	(283,337)	24,384	(12,168)	(167,714)	251,204	(187,631)
Income tax (benefit) expense	(9,091)	2,363	500	103,317	—	97,089

Net (loss) income from continuing operations	(274,246)	22,021	(12,668)	(271,031)	251,204	(284,720)
Net income from discontinued operations, net of taxes	—	—	—	10,484	—	10,484

Net (loss) income	(274,246)	22,021	(12,668)	(260,547)	251,204	(274,236)
Net income attributable to noncontrolling interests	—	—	—	10	—	10

Net (loss) income attributable to CapitalSource Inc.	$(274,246)	$22,021	$(12,668)	$(260,557)	$251,204	$(274,246)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Nine Months Ended September 30, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net investment income:
Interest income:
Loans	$30,234	$312,969	$39,576	$99,598	$(45,368)	$437,009
Investment securities	—	44,068	107	643	—	44,818
Other	—	1,169	5	5	—	1,179

Total interest income	30,234	358,206	39,688	100,246	(45,368)	483,006
Fee income	—	9,675	3,816	5,435	—	18,926

Total investment income	30,234	367,881	43,504	105,681	(45,368)	501,932
Interest expense:
Deposits	—	46,127	—	—	—	46,127
Borrowings	79,793	24,351	22,948	51,638	(38,815)	139,915

Total interest expense	79,793	70,478	22,948	51,638	(38,815)	186,042

Net investment (loss) income	(49,559)	297,403	20,556	54,043	(6,553)	315,890
Provision for loan losses	—	122,943	(24,769)	184,799	—	282,973

Net investment (loss) income after provision for loan losses	(49,559)	174,460	45,325	(130,756)	(6,553)	32,917
Operating expenses:
Compensation and benefits	1,078	37,931	53,162	—	—	92,171
Professional fees	1,937	1,839	19,244	4,639	—	27,659
Other administrative expenses	3,522	49,075	35,874	21,342	(58,080)	51,733

Total operating expenses	6,537	88,845	108,280	25,981	(58,080)	171,563
Other (expense) income:
Gain on investments, net	—	22,871	118	23,290	—	46,279
(Loss) gain on derivatives	—	(1,996)	23,229	(31,152)	—	(9,919)
Gain on debt extinguishment	1,096	—	—	—	—	1,096
Net expense of real estate owned and other foreclosed assets	—	(11,670)	(2,537)	(76,832)	—	(91,039)
Other income, net	32	29,943	35,288	19,465	(57,768)	26,960
(Loss) earnings in subsidiaries	(97,174)	(3,839)	102,996	89,898	(91,881)	—

Total other (expense) income	(96,046)	35,309	159,094	24,669	(149,649)	(26,623)

Net (loss) income from continuing operations before income taxes	(152,142)	120,924	96,139	(132,068)	(98,122)	(165,269)
Income tax (benefit) expense	(36,977)	(834)	—	18,975	—	(18,836)

Net (loss) income from continuing operations	(115,165)	121,758	96,139	(151,043)	(98,122)	(146,433)
Net income from discontinued operations, net of taxes	—	—	—	9,489	—	9,489
Net gain from sale of discontinued operations, net of taxes	—	—	—	21,696	—	21,696

Net (loss) income	(115,165)	121,758	96,139	(119,858)	(98,122)	(115,248)
Net loss attributable to noncontrolling interests	—	—	—	(83)	—	(83)

Net (loss) income attributable to CapitalSource Inc.	$(115,165)	$121,758	$96,139	$(119,775)	$(98,122)	$(115,165)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Nine Months Ended September 30, 2009
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net investment income:
Interest income:
Loans	$8,930	$368,671	$31,083	$223,822	$(17,223)	$615,283
Investment securities	—	33,790	290	13,363	—	47,443
Other	—	3,551	79	151	—	3,781

Total interest income	8,930	406,012	31,452	237,336	(17,223)	666,507
Fee income	—	6,203	7,666	2,974	—	16,843

Total investment income	8,930	412,215	39,118	240,310	(17,223)	683,350
Interest expense:
Deposits	—	91,020	—	—	—	91,020
Borrowings	86,059	39,831	24,867	109,071	(12,900)	246,928

Total interest expense	86,059	130,851	24,867	109,071	(12,900)	337,948

Net investment (loss) income	(77,129)	281,364	14,251	131,239	(4,323)	345,402
Provision for loan losses	—	179,746	85,516	315,237	—	580,499

Net investment (loss) income after provision for loan losses	(77,129)	101,618	(71,265)	(183,998)	(4,323)	(235,097)
Operating expenses:
Compensation and benefits	1,044	39,195	58,945	—	—	99,184
Professional fees	6,664	2,534	27,997	6,661	—	43,856
Other administrative expenses	3,452	41,022	43,884	32,364	(62,092)	58,630

Total operating expenses	11,160	82,751	130,826	39,025	(62,092)	201,670
Other (expense) income:
Loss on investments, net	—	(10,357)	(2,723)	(16,486)	—	(29,566)
(Loss) gain on derivatives	—	(7,876)	279	(3,368)	(1,352)	(12,317)
Gain on residential mortgage investment portfolio	—	—	—	15,308	—	15,308
(Loss) gain on extinguishment of debt	(57,128)	—	—	16,037	—	(41,091)
Net expense of real estate owned and other foreclosed assets	—	(4,383)	(6,399)	(21,678)	—	(32,460)
Other income, net	10	23,817	36,211	4,272	(60,605)	3,705
(Loss) earnings in subsidiaries	(488,760)	(889)	2,076	(173,777)	661,350	—
Intercompany	—	—	3,558	(3,558)	—	—

Total other (expense) income	(545,878)	312	33,002	(183,250)	599,393	(96,421)

Net (loss) income from continuing operations before income taxes	(634,167)	19,179	(169,089)	(406,273)	657,162	(533,188)
Income tax (benefit) expense	(9,070)	7,682	500	132,077	—	131,189

Net (loss) income from continuing operations	(625,097)	11,497	(169,589)	(538,350)	657,162	(664,377)
Net income from discontinued operations, net of taxes	—	—	—	37,108	—	37,108
Net gain from sale of discontinued operations, net of taxes	—	—	—	2,144	—	2,144

Net (loss) income	(625,097)	11,497	(169,589)	(499,098)	657,162	(625,125)
Net loss attributable to noncontrolling interests	—	—	—	(28)	—	(28)

Net (loss) income attributable to CapitalSource Inc.	$(625,097)	$11,497	$(169,589)	$(499,070)	$657,162	$(625,097)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other Non-		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Operating activities:
Net (loss) income	$(115,165)	$121,758	$96,139	$(119,858)	$(98,122)	$(115,248)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	—	1,205	2,299	—	—	3,504
Restricted stock expense	—	1,585	6,266	—	—	7,851
Gain on extinguishment of debt	(1,096)	—	—	—	—	(1,096)
Amortization of deferred loan fees and discounts	—	(26,995)	(19,384)	(8,916)	—	(55,295)
Paid-in-kind interest on loans	—	(2,595)	2,932	1,755	—	2,092
Provision for loan losses	—	122,943	(24,769)	184,799	—	282,973
Provision for unfunded commitments	—	(442)	—	—	—	(442)
Amortization of deferred financing fees and discounts	21,490	13,599	314	8,487	—	43,890
Depreciation and amortization	—	(2,676)	2,818	1,440	—	1,582
(Benefit) provision for deferred income taxes	—	(8,169)	(209)	22,469	—	14,091
Non-cash loss (gain) on investments, net	—	902	(173)	(7,774)	—	(7,045)
Non-cash loss on foreclosed assets and other property and equipment disposals	—	8,827	4,294	44,073	—	57,194
Gain on assets acquired through business combination	—	(3,724)	—	—	—	(3,724)
Gain on deconsolidation of 2006-A Trust	—	—	—	(16,723)	—	(16,723)
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(2,206)	(30,453)	30,580	—	(2,079)
Accretion of discount on commercial real estate “A” participation interest	—	(9,523)	—	—	—	(9,523)
(Increase) decrease in interest receivable	—	(15,056)	65,235	(23,481)	—	26,698
Decrease (increase) in loans held for sale, net	—	335	(3,053)	7,468	—	4,750
(Increase) decrease in intercompany receivable	—	—	(11,967)	14,240	(2,273)	—
(Increase) decrease in other assets	(37,925)	(2,091)	(19,909)	69,456	8,991	18,522
(Decrease) increase in other liabilities	(17,160)	(8,662)	(23,600)	35,917	(14,905)	(28,410)
Net transfers with subsidiaries	350,745	(83,974)	26,946	(385,772)	92,055	—

Cash provided by (used in) operating activities	200,889	105,041	73,726	(141,840)	(14,254)	223,562
Investing activities:
Decrease (increase) in restricted cash	—	50,616	(39,345)	49,417	—	60,688
Decrease in commercial real estate “A” participation interest	—	534,674	—	—	—	534,674
Assets acquired through business combination, net of cash acquired	—	(98,800)	—	—	—	(98,800)
Cash received from 2006-A Trust delegation and sale transaction	—	—	—	7,000	—	7,000
Decrease (increase) in loans, net	—	65,289	(95,146)	1,233,476	7,199	1,210,818
Cash received for real estate	—	—	—	339,643	—	339,643
Acquisition of marketable securities, available for sale, net	—	(561,613)	—	—	—	(561,613)
Reduction of marketable securities, held to maturity, net	—	47,208	—	—	—	47,208
(Acquisition) reduction of other investments, net	—	(27,229)	126	53,413	—	26,310
(Acquisition) disposal of property and equipment, net	—	(980)	(2,978)	869	—	(3,089)

Cash provided by (used in) investing activities	—	9,165	(137,343)	1,683,818	7,199	1,562,839
Financing activities:
Payment of deferred financing fees	(2,082)	(7,963)	—	4,132	—	(5,913)
Deposits accepted, net of repayments	—	143,632	—	—	—	143,632
(Decrease) increase in intercompany payable	—	—	(14,240)	7,185	7,055	—
Repayments on credit facilities, net	(193,637)	(81,643)	(54,199)	(124,427)	—	(453,906)
Borrowings of term debt	—	—	—	14,784	—	14,784
Repayments and extinguishment of term debt	—	(679,394)	—	(1,142,037)	—	(1,821,431)
(Repayments of) borrowings under other borrowings	(34,144)	100,000	(59)	(263,972)	—	(198,175)
Proceeds from exercise of options	356	—	—	—	—	356
Payment of dividends	(9,718)	—	—	—	—	(9,718)

Cash used in financing activities	(239,225)	(525,368)	(68,498)	(1,504,335)	7,055	(2,330,371)

(Decrease) increase in cash and cash equivalents	(38,336)	(411,162)	(132,115)	37,643	—	(543,970)
Cash and cash equivalents as of beginning of period	99,103	760,343	265,977	51,597	—	1,177,020

Cash and cash equivalents as of end of period	$60,767	$349,181	$133,862	$89,240	$—	$633,050

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009
(Unaudited)

		CapitalSource Finance LLC
		Combined
		Non-	Combined	Other		Consolidated
	CapitalSource	Guarantor	Guarantor	Non-Guarantor		CapitalSource,
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Operating activities:
Net (loss) income	$(625,097)	11,497	(169,589)	(499,098)	657,162	(625,125)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	—	792	2,193	—	—	2,985
Restricted stock expense	—	2,841	15,121	—	—	17,962
Loss (gain) on extinguishment of debt	57,128	—	—	(16,037)	—	41,091
Amortization of deferred loan fees and discounts	—	(20,983)	(26,767)	(11,068)	—	(58,818)
Paid-in-kind interest on loans	—	(11,194)	606	(6,846)	—	(17,434)
Provision for loan losses	—	179,746	85,516	315,237	—	580,499
Amortization of deferred financing fees and discounts	22,131	11,894	314	13,807	—	48,146
Depreciation and amortization	—	(280)	2,829	22,760	—	25,309
Provision (benefit) for deferred income taxes	8,224	(3,508)	(36)	125,927	—	130,607
Non-cash loss on investments, net	—	15,085	2,998	13,412	—	31,495
Non-cash loss on foreclosed assets and other property and equipment disposals	—	1,993	5,737	13,450	—	21,180
Unrealized loss on derivatives and foreign currencies, net	—	8,891	1,307	12,082	—	22,280
Unrealized gain on residential mortgage investment portfolio, net	—	—	—	(60,567)	—	(60,567)
Net decrease in mortgage-backed securities pledged, trading	—	—	—	1,485,133	—	1,485,133
Amortization of discount on residential mortgage investments	—	—	—	11	—	11
Accretion of discount on commercial real estate “A” participation interest	—	(20,487)	—	—	—	(20,487)
Decrease (increase) in interest receivable	—	7,815	24,611	(10,675)	(25)	21,726
Decrease in loans held for sale, net	—	11,887	19,168	—	—	31,055
(Increase) decrease in intercompany receivable	(300,000)	—	54,735	(148,180)	393,445	—
(Increase) decrease in other assets	(5,172)	(69,776)	169,308	463,300	(72,249)	485,411
(Decrease) increase in other liabilities	(47,528)	(107,818)	78,293	(226,544)	70,623	(232,974)
Net transfers with subsidiaries	1,164,901	(338,186)	213,752	(378,882)	(661,585)	—

Cash provided by (used in) operating activities	274,587	(319,791)	480,096	1,107,222	387,371	1,929,485
Investing activities:
(Increase) decrease in restricted cash	—	(39,534)	(11,178)	242,910	—	192,198
Decrease in mortgage-related receivables, net	—	—	—	215,090	—	215,090
Decrease in commercial real estate “A” participation interest, net	—	702,860	—	—	—	702,860
Decrease (increase) in loans, net	—	665,671	(326,951)	(54,746)	6,074	290,048
Cash received for real estate	—	—	—	15,710	—	15,710
Acquisition of marketable securities, available for sale, net	—	(36,991)	—	—	—	(36,991)
Acquisition of marketable securities, held to maturity, net	—	(227,591)	—	—	—	(227,591)
Disposal (acquisition) of other investments, net	—	13,794	2,573	(10,966)	—	5,401
(Acquisition) disposal of property and equipment, net	—	(14,134)	(17,051)	13,729	—	(17,456)

Cash provided by (used in) investing activities	—	1,064,075	(352,607)	421,727	6,074	1,139,269
Financing activities:
Payment of deferred financing fees	(30,523)	(738)	—	(7,900)	—	(39,161)
Deposits accepted, net of repayments	—	(653,552)	—	—	—	(653,552)
Increase in intercompany payable	—	—	148,180	245,265	(393,445)	—
Repayments under repurchase agreements, net	—	—	—	(1,595,750)	—	(1,595,750)
(Repayments of) borrowings on credit facilities, net	(470,512)	(261,358)	(29,683)	133,064	—	(628,489)
Borrowings of term debt	281,898	6,000	—	23,976	—	311,874
Repayments and extinguishment of term debt	—	(531,272)	—	(376,362)	—	(907,634)
(Repayments of) borrowings under other borrowings	(118,503)	200,000	(55)	(5,268)	—	76,174
Proceeds from issuance of common stock, net of offering costs	77,075	—	—	—	—	77,075
Repurchase of common stock	(800)	—	—	—	—	(800)
Payment of dividends	(9,236)	—	—	—	—	(9,236)

Cash (used in) provided by financing activities	(270,601)	(1,240,920)	118,442	(1,582,975)	(393,445)	(3,369,499)

Increase (decrease) in cash and cash equivalents	3,986	(496,636)	245,931	(54,026)	—	(300,745)
Cash and cash equivalents as of beginning of period	11	1,230,254	38,866	69,432	—	1,338,563

Cash and cash equivalents as of end of period	$3,997	$733,618	$284,797	$15,406	$—	$1,037,818

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Deposits

As of September 30, 2010 and December 31, 2009, CapitalSource Bank had $4.6 billion and $4.5 billion, respectively, in deposits insured up to the maximum limit by the Federal Deposit Insurance Corporation (“FDIC”). In 2010, the United States Congress permanently increased the deposit insurance level from $100,000 to $250,000. As of September 30, 2010 and December 31, 2009, CapitalSource Bank had $1.7 billion and $1.5 billion, respectively, of certificates of deposit in the amount of $100,000 or more. As of September 30, 2010 and December 31, 2009, CapitalSource Bank had $260.3 million and $199.7 million, respectively, of certificates of deposit in the amount of $250,000 or more.

As of September 30, 2010 and December 31, 2009, the weighted-average interest rates for savings and money market deposit accounts were 0.79% and 1.06%, respectively, and for certificates of deposit were 1.37% and 1.68%, respectively. The weighted-average interest rates for all deposits as of September 30, 2010 and December 31, 2009 were 1.25% and 1.56%, respectively.

As of September 30, 2010 and December 31, 2009, interest-bearing deposits at CapitalSource Bank were as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Interest-bearing deposits:
Money market	$246,837	$258,283
Savings	712,768	599,084
Certificates of deposit	3,667,601	3,626,512

Total interest-bearing deposits	$4,627,206	$4,483,879

As of September 30, 2010, certificates of deposit at CapitalSource Bank detailed by maturity were as follows ($ in thousands):

Maturing by:
September 30, 2011	$2,951,428
September 30, 2012	622,008
September 30, 2013	37,206
September 30, 2014	15,800
September 30, 2015	41,159

Total	$3,667,601

For the three and nine months ended September 30, 2010 and 2009, interest expense on deposits was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Savings and money market	$1,937	$2,571	$6,381	$8,641
Certificates of deposit	12,613	20,181	39,923	82,210
Brokered certificates of deposit	—	—	—	456
Fees for early withdrawal	(60)	(78)	(177)	(287)

Total interest expense on deposits	$14,490	$22,674	$46,127	$91,020

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Variable Interest Entities

Troubled Debt Restructurings

On January 1, 2010, we adopted new accounting guidance surrounding the consolidation of variable interest entities. The new guidance removes the exemption for TDRs as events that may require the reconsideration of whether or not an entity is a variable interest entity. As a result, certain of our TDRs, both those preceding and following the adoption date, were determined to qualify as events requiring the reconsideration of our borrowers as variable interest entities. Through reconsideration, we determined that certain of our borrowers involved in TDRs did not hold sufficient equity at risk to finance their activities without subordinated financial support and, as a result, we have concluded that these borrowers were variable interest entities upon the adoption of the new guidance.

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

Our interests in borrowers qualifying as variable interest entities were approximately $548.6 million as of September 30, 2010 and are included in loans held for investment in our consolidated balance sheet. For certain of these borrowers, we may have obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was approximately $616.1 million as of September 30, 2010.

Term Debt Securitizations

In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by the underlying assets of the Issuers, primarily comprising contributed loans. We service the underlying loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying loans. We have no legal obligation to repay the outstanding notes or certificates or contribute additional assets to the entities. As of September 30, 2010 and December 31, 2009, the total outstanding balances of these commercial term debt securitizations were $1.2 billion and $3.7 billion, respectively. These amounts include approximately $328.2 million of notes and certificates that we held as of September 30, 2010 and December 31, 2009.

We have determined that the Issuers are variable interest entities, subject to applicable consolidation guidance and have concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we have concluded that we are the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we report the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. As of September 30, 2010 and December 31, 2009, the carrying amounts of the consolidated liabilities related to the Issuers were $860.6 million and $2.7 billion, respectively. These amounts are recorded in term debt in our consolidated balance sheets and represent obligations for which there is no recourse to us. As of September 30, 2010 and December 31, 2009, the carrying amounts of the consolidated assets related to the Issuers were $1.0 billion and $3.1 billion, respectively. These amounts are recorded in loans held for investment, net in our consolidated balance sheets and relate to assets that can only be used to settle obligations of the Issuers.

During the three months ended September 30, 2010, we delegated certain of our collateral management and special servicing rights in the 2006-A Trust and sold our equity interest and certain notes issued by the 2006-A Trust for $7.0 million. As a result of the transaction, we determined that we no longer had the power to direct the activities

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that most significantly impact the economic performance of the 2006-A Trust. In making this determination, we assessed the significance of the servicing and collateral management fees paid to the delegate and concluded that such fees represented an implicit variable interest in the 2006-A Trust. This assessment involved significant judgment surrounding the credit performance and timing of cash flows of the underlying assets of the 2006-A Trust, including the performance of additional assets to be purchased by the 2006-A Trust, pursuant to the terms of the indenture. In October 2010, we assigned our special servicing rights so that we are no longer the named special servicer of the 2006-A Trust.

As a result of the determination above, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust. We also concluded that the deconsolidation of the 2006-A Trust qualified as a financial asset transfer and that the transaction resulted in our surrendering control over the financial assets held by the 2006-A Trust. This resulted in the removal of carrying amounts of $801.9 million of loans, $55.7 million of restricted cash and $891.3 million of term debt from our consolidated balance sheet and the recognition of a gain of $16.7 million, recorded in other income, net in our consolidated statements of income. As of September 30, 2010, the fair value of beneficial interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization was $13.8 million and were classified as investment securities, available for sale in our consolidated balance sheets. During the three months ended September 30, 2010, there were no realized or unrealized gains or losses recorded to this beneficial interest from the date of initial purchase. We have no additional funding commitments or other obligations related to these beneficial interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we have not provided any additional financial support to the 2006-A Trust during the nine months ended September 30, 2010. This swap had a fair value of $19.7 million as of September 30, 2010. The beneficial interests in the Trust and the swap guarantee comprise our maximum exposure to loss related to the 2006-A Trust.

Note 10.	Borrowings

For additional information on our borrowings, see Note 12, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

As of September 30, 2010 and December 31, 2009, the composition of our outstanding borrowings from continuing and discontinued operations was as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Outstanding borrowings from continuing operations:
Credit facilities	$78,250	$542,781
Term debt(1)	1,145,638	2,956,536
Other borrowings:
Convertible debt, net(2)	533,978	561,347
Subordinated debt	437,930	439,701
FHLB SF borrowings	300,000	200,000
Notes payable	2,968	3,026

Total other borrowings	1,274,876	1,204,074

Total outstanding borrowings from continuing operations	2,498,764	4,703,391
Outstanding borrowings from discontinued operations:
Mortgage debt(3)	—	447,683
Notes payable	—	20,000

Total outstanding borrowings from discontinued operations	—	467,683

Total borrowings	$2,498,764	$5,171,074

(1)	Amounts presented are net of debt discounts of $15.2 million and $17.4 million as of September 30, 2010 and December 31, 2009, respectively.

(2)	Amounts presented are net of debt discounts of $9.7 million and $18.7 million as of September 30, 2010 and December 31, 2009, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	In June 2010, all mortgage debt was assumed or repaid upon the sale of the related properties to Omega.

Credit Facilities

Our committed credit facility capacities were $218.3 million and $691.3 million as of September 30, 2010 and December 31, 2009, respectively. Interest on our credit facility borrowings is charged at variable rates that may be based on one or more of one-month LIBOR, one-month EURIBOR, and/or an applicable commercial paper (“CP”) rate. As of September 30, 2010 and December 31, 2009, total undrawn capacities under our credit facilities were $140.0 million and $148.5 million, respectively, which were limited by issued and outstanding letters of credit totaling $28.7 million and $55.7 million, respectively.

In February 2010, to avoid potential events of default, we amended the covenant for the minimum tangible net worth in our syndicated bank credit facility and our CS Funding III, CS Funding VII and CS Europe credit facilities to require that our tangible net worth be no less than $1.7 billion, plus 70% of net proceeds from the issuance of capital stock and/or conversion of debt after the amendment date. In addition, we modified the maturity date on our syndicated bank credit facility from March 31, 2012 to December 31, 2011 and agreed to reduce the aggregate commitment amount on the facility to $200.0 million as of April 30, 2010, to $185.0 million by January 31, 2011 and thereafter by an additional $15.0 million per month, unless otherwise reduced by the receipt of collateral proceeds. In May 2010, we modified the maturity date on our CS Europe credit facility from May 28, 2010 to May 6, 2011.

Term Debt

As discussed above, during the three months ended September 30, 2010, we delegated certain of our collateral management and special servicing rights in the 2006-A Trust and sold our equity interest and certain notes issued by the 2006-A Trust for $7.0 million. As a result of this transaction, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust, which resulted in the removal of all of its assets and liabilities, including $891.3 million of term debt from our consolidated balance sheet. For additional information on the deconsolidation of the 2006-A Trust, see Note 9, Variable Interest Entities.

As of September 30, 2010 and December 31, 2009, the carrying amounts of our term debt related to securitizations were $860.6 million and $2.7 billion, respectively. As of September 30, 2010 and December 31, 2009, our 2014 Senior Secured Notes had balances of $285.0 million and $282.9 million respectively, net of discounts of $15.0 million and $17.1 million, respectively.

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

Convertible Debt

As of September 30, 2010 and December 31, 2009, the carrying amounts of the liability and equity components of our convertible debt were as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Convertible debt principal	$543,704	$580,000
Less: debt discount	(9,726)	(18,653)

Net carrying value	$533,978	$561,347

Equity components recorded in additional paid-in capital	$101,220	$101,220

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010, the unamortized discounts on our 3.5%, 4.0% and 7.25% Convertible Debentures will be amortized through the first put dates of July 15, 2011, July 15, 2011, and July 15, 2012, respectively. As of September 30, 2010, the conversion prices and the numbers of shares used to determine the aggregate consideration that would be delivered upon conversion of our convertible debentures were as follows:

	Conversion Price	Number of Shares

3.5% Senior Convertible Debentures due 2034	$20.83	405,402
4.0% Senior Subordinated Convertible Debentures due 2034	20.83	13,692,184
7.25% Senior Subordinated Convertible Debentures due 2037	27.09	9,226,975

For the three and nine months ended September 30, 2010 and 2009, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)

Interest expense recognized on:
Contractual interest coupon	$7,491	$7,821	$22,745	$23,964
Amortization of deferred financing fees	299	299	1,029	1,109
Amortization of debt discount	2,595	2,595	7,870	9,439

Total interest expense recognized	$10,385	$10,715	$31,644	$34,512

Effective interest rate on the liability component:
3.5% Senior Convertible Debentures due 2034	7.25%	7.25%	7.25%	7.25%
4.0% Senior Subordinated Convertible Debentures due 2034	7.68%	7.68%	7.68%	7.68%
7.25% Senior Subordinated Convertible Debentures due 2037	7.79%	7.79%	7.79%	7.79%

For information on the contingent interest feature of the 3.5% Debentures, see Note 12, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

FHLB SF Borrowings and FRB Credit Program

As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of September 30, 2010 equal to 20% of CapitalSource Bank’s total assets. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt.

As of September 30, 2010 and December 31, 2009, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Borrowing capacity	$847,393	$965,195
Less: outstanding principal	(300,000)	(200,000)
Less: outstanding letters of credit	(750)	(750)

Unused borrowing capacity	$546,643	$764,445

As of September 30, 2010 and December 31, 2009, collateral with amortized costs of $197.1 million and $191.8 million, respectively, and fair values of $210.3 million and $209.9 million, respectively, had been pledged under the primary credit program of the FRB of San Francisco’s discount window under which approved depository

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

institutions are eligible to borrow from the FRB for periods of up to 90 days, but there were no borrowings outstanding.

Note 11.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the nine months ended September 30, 2010 was as follows:

Outstanding as of December 31, 2009	323,042,613
Restricted stock and other stock activities	133,653
Exercise of options	102,298

Outstanding as of September 30, 2010	323,278,564

Note 12.	Income Taxes

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of September 30, 2010, the total valuation allowance was $429.7 million. Although realization is not assured, we believe it is more likely than not that the remaining recognized net deferred tax assets of $83.5 million as of September 30, 2010 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether we have undergone, or in the future will undergo, an ownership change under Section 382 of the Code.

During the three and nine months ended September 30, 2010, we recorded income tax benefit of $35.7 million and $18.8 million, respectively. The benefit for the three and nine months ended September 30, 2010 was primarily due to a net operating loss carryback election made by one of our corporate entities during the three months ended September 30, 2010. For the three and nine months ended September 30, 2009, we recorded income tax expense of $97.1 million and $131.2 million, respectively. The effective income tax rate on our consolidated net income and loss from continuing operations was (84.1)% and 11.4% for the three and nine months ended September 30, 2010, respectively, and (51.7)% and (24.6)% for the three and nine months ended September 30, 2009, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2004 through 2009. We are currently under examination by the Internal Revenue Service for the tax years 2006 to 2008. Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitations, it is reasonably possible that CapitalSource’s gross unrecognized tax benefits may decrease within the next twelve months by a range of zero to $50.0 million.

Note 13.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Net income (loss) from continuing operations	$78,102	$(284,720)	$(146,433)	$(664,377)
Net income from discontinued operations, net of taxes	—	10,484	9,489	37,108
Gain from sale of discontinued operations, net of taxes	—	—	21,696	2,144

Net income (loss)	78,102	(274,236)	(115,248)	(625,125)
Unrealized gain on available-for-sale securities, net of taxes	1,016	6,911	7,491	522
Unrealized gain (loss) on foreign currency translation, net of taxes	23,749	7,836	(6,224)	16,754
Unrealized loss on cash flow hedges, net of taxes	(22)	(22)	(66)	(64)

Comprehensive income (loss)	102,845	(259,511)	(114,047)	(607,913)

Comprehensive (loss) income attributable to noncontrolling interests	(83)	10	(83)	(28)

Comprehensive income (loss) attributable to CapitalSource Inc.	$102,928	$(259,521)	$(113,964)	$(607,885)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income, net, as of September 30, 2010 and December 31, 2009 was as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Unrealized gain on available-for-sale securities, net of tax	$12,121	$5,027
Unrealized gain on foreign currency translation, net of tax	8,423	14,647
Unrealized gain on cash flow hedge, net of tax	18	84
Effect of adoption of amended investment guidance	—	(397)

Accumulated other comprehensive income, net	$20,562	$19,361

Note 14.	Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share attributable to CapitalSource Inc. for the three and nine months ended September 30, 2010 and 2009, respectively, were as follows:

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands, except per share data)

Net income (loss):
From continuing operations	$78,102	$(284,720)	$(146,433)	$(664,377)
From discontinued operations, net of taxes	—	10,484	9,489	37,108
From sale of discontinued operations, net of taxes	—	—	21,696	2,144

Total from discontinued operations	—	10,484	31,185	39,252
Attributable to CapitalSource Inc.	78,185	(274,246)	(115,165)	(625,097)
Average shares — basic	321,070,479	315,604,434	320,723,068	301,823,130
Effect of dilutive securities:
Option shares	884,277	—	—	—
Unvested restricted stock	158,011	—	—	—
Stock units	3,224,970	—	—	—
Conversion premium on the Debentures	—	—	—	—

Average shares — diluted	325,337,737	315,604,434	320,723,068	301,823,130

Basic net income (loss) per share
From continuing operations	$0.24	$(0.90)	$(0.46)	$(2.20)
From discontinued operations, net of taxes	—	0.03	0.10	0.13
Attributable to CapitalSource Inc.	0.24	(0.87)	(0.36)	(2.07)
Diluted net income (loss) per share
From continuing operations	$0.24	$(0.90)	$(0.46)	$(2.20)
From discontinued operations, net of taxes	—	0.03	0.10	0.13
Attributable to CapitalSource Inc.	0.24	(0.87)	(0.36)	(2.07)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average shares that have an antidilutive effect in the calculation of diluted net income (loss) per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Stock units	—	2,570,429	3,678,837	2,420,071
Stock options	3,532,444	5,911,081	2,987,379	5,527,284
Shares subject to a written call option	—	—	—	3,137,696
Shares issuable upon conversion of convertible debt	14,074,972	—	14,647,963	—
Unvested restricted stock	661,023	1,562,336	833,531	2,161,833

Note 15.	Bank Regulatory Capital

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

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be “well capitalized” and at all times have a total risk-based capital ratio of 15%, a Tier-1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. CapitalSource Bank’s capital ratios and the minimum requirements as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010				December 31, 2009
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)

Tier-1 Leverage	$739,226	13.03%	$283,737	5.00%	$699,323	12.80%	$273,153	5.00%
Tier-1 Risk-Based Capital	739,226	16.99	261,110	6.00	699,323	16.19	259,175	6.00
Total Risk-Based Capital	794,610	18.26	652,776	15.00	754,580	17.47	647,938	15.00

The California Department of Financial Institutions (the “DFI”) approval order requires that CapitalSource Bank, during the first three years of operations, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of at least 10.00%. As of September 30, 2010 and December 31, 2009, CapitalSource Bank satisfied the DFI capital ratio requirement with ratios of 12.85% and 12.32%, respectively.

Note 16.	Commitments and Contingencies

As of September 30, 2010 and December 31, 2009, we had issued $159.5 million and $182.5 million, respectively, in stand-by letters of credit, which expire at various dates over the next fifteen years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be required to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $4.6 million and $6.1 million, as reported in other liabilities in our consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010 and December 31, 2009, we had unfunded commitments to extend credit to our clients of $2.2 billion and $2.8 billion, respectively, including unfunded commitments to extend credit by CapitalSource Bank of $959.2 million and $914.9 million, respectively. Additional information on these contingencies is included in Note 20, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

As of September 30, 2010, we had sold all of our direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights, however, no such notification has been received to date. As of September 30, 2010, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 17.	Derivative Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of September 30, 2010, none of our derivatives were designated as hedging instruments pursuant to GAAP.

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

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. We also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CapitalSource Bank. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of September 30, 2010, our derivative counterparty exposure was as follows ($ in thousands):

Gross derivative counterparty exposure	$57,783
Master netting agreements	(38,099)

Net derivative counterparty exposure	$19,684

We report our derivatives in our consolidated balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held $20.1 million of collateral against our derivative instruments that were in an asset position as of September 30, 2010. For derivatives that were in a liability position, we had posted collateral of $62.8 million as of September 30, 2010.

As of September 30, 2010, the notional amounts and fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	($ in thousands)

Interest rate contracts	$770,312	$57,468	$99,905
Foreign exchange contracts	26,253	315	120

Total	$796,565	$57,783	$100,025

As of December 31, 2009, the notional amounts and fair values of our various derivative instruments as well as their locations in our audited consolidated balance sheets were as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	($ in thousands)

Interest rate contracts	$1,267,049	$14,073	$78,736
Foreign exchange contracts	54,621	256	3,926

Total	$1,321,670	$14,329	$82,662

The gains and losses on our derivative instruments recognized during the three and nine months ended September 30, 2010 and 2009 as well as the locations of such gains and losses in our consolidated statements of operations were as follows:

		Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2010	2009	2010	2009
		($ in thousands)

Interest rate contracts	Loss on derivatives	$(1,101)	$(6,010)	$(8,424)	$(5,605)
Interest rate contracts	Gain on residential mortgage investment portfolio	—	—	—	862
Foreign exchange contracts	Loss on derivatives	(867)	(4,288)	(1,495)	(6,712)

Total		$(1,968)	$(10,298)	$(9,919)	$(11,455)

Note 18.	Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our assets and liabilities and to determine fair value disclosures. Investment securities, available-for-sale, warrants and derivatives are recorded at fair value on a recurring basis. In addition, we may be required, in specific circumstances, to measure certain of our

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investment securities, available-for-sale, also consist of collateralized loan obligations, which include the beneficial interests we hold in the deconsolidated 2006-A Trust, and corporate debt securities. which consist primarily of corporate bonds. whose values are determined using internally developed valuation models. These models may utilize discounted cash flow techniques for which key inputs include the timing and amount of future cash flows and market yields. Market yields are based on comparisons to other instruments for which market data is available. These models may also utilize industry valuation benchmarks, such as multiples of EBITDA, to determine a value for the underlying enterprise. Given the lack of active and observable trading in the market, our collateralized loan obligations and corporate debt securities are classified in Level 3.

Investment securities, available-for-sale, also consist of equity securities which are valued using the stock price of the underlying company in which we hold our investment. Our equity securities are classified in Level 1 or 2 depending on the level of activity within the market.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity consist of commercial mortgage-backed-securities. These securities are generally recorded at amortized cost, but are recorded at fair value on a non-recurring basis to the extent we record an OTTI on the securities. Fair value measurements are determined using quoted prices from external market

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads.

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

In cases where our collateral is a fixed or other tangible asset, including commercial real estate, our determination of the appropriate method to use to measure fair value depends on several factors including the type of collateral that we are evaluating, the age of the most recent appraisal performed on the collateral, and the time required to obtain an updated appraisal. Typically, we obtain an updated third-party appraisal to estimate fair value using external valuation specialists.

For impaired loans, we typically obtain an updated appraisal as of the date the loan is deemed impaired to measure the amount of impairment. In situations where we are unable to obtain an updated appraisal within the necessary timeframe, we will consider internally developed estimates that utilize assumptions and calculations similar to those customarily utilized by third-party appraisers. If we are unable to obtain an updated appraisal on the date of impairment within the necessary timeframe, we may seek to obtain an updated appraisal shortly thereafter to confirm our internally developed estimates.

We may make adjustments to outdated appraisals by analyzing the changes in market conditions and asset performance since the appraisal was performed. The appraisal value may be discounted by a percentage that is determined by analyzing the change in market conditions since the appraisal, consulting databases, comparable market sale prices, brokers’ opinions of value and other relevant data.

In cases where our collateral is not a fixed or tangible asset, we typically use industry valuation benchmarks to determine the value of the asset or the underlying enterprise.

When fair value adjustments are recorded on loans held for investment, we typically classify them in Level 3 of the fair value hierarchy.

We determine the fair value estimates of loans held for investment for fair value disclosures primarily using external valuation specialists. These valuation specialists group loans based on credit rating and collateral type, and

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value is estimated utilizing discounted cash flow techniques. The valuations take into account current market rates of return, contractual interest rates, maturities and assumptions regarding expected future cash flows. Within each respective loan grouping, current market rates of return are determined based on quoted prices for similar instruments that are actively traded, adjusted as necessary to reflect the illiquidity of the instrument. This approach requires the use of significant judgment surrounding current market rates of return, liquidity adjustments and the timing and amounts of future cash flows.

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

FHLB SF Stock

Our investment in FHLB stock is recorded at historical cost. FHLB stock does not have a readily determinable fair value, but may be sold back to the FHLB at its par value with stated notice; however, the FHLB SF has currently ceased repurchases of excess stock. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded during the three and nine months ended September 30, 2010.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of consumer loans, we record the acquired loans at the estimated fair value at the time of foreclosure. Valuation of that collateral, which often is a pool of many small balance loans, is typically performed utilizing internally developed estimates. These estimates rely upon default and recovery rates, market discount rates and the underlying value of collateral supporting the consumer loans. Underlying collateral values may be supported by appraisals or broker price opinions. When fair value adjustments are recorded on these loans, we typically classify them in Level 3 of the fair value hierarchy.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of September 30, 2010 were as follows:

			Significant
	Fair Value	Quoted Prices in	Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	September 30, 2010	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale:
Agency discount notes	$264,865	$—	$264,865	$—
Agency callable notes	176,069	—	176,069	—
Agency debt	105,557	—	105,557	—
Agency MBS	717,058	—	717,058	—
Non-agency MBS	142,175	—	142,175	—
Equity securities	204	204	—	—
Corporate debt	5,150	—	5,150	—
Collateralized loan obligations	13,848	—	—	13,848
U.S. Treasury and agency securities	120,912	—	120,912	—

Total investment securities, available-for-sale	1,545,838	204	1,531,786	13,848
Investments carried at fair value:
Warrants	648	—	—	648
Other assets held at fair value:
Derivative assets	57,783	—	57,783	—

Total assets	$1,604,269	$204	$1,589,569	$14,496

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$100,025	$—	$100,025	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2009 were as follows:

			Significant
	Fair Value	Quoted Prices in	Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	December 31, 2009	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale:
Agency discount notes	$49,996	$—	$49,996	$—
Agency callable notes	250,530	—	250,530	—
Agency debt	24,472	—	24,472	—
Agency MBS	418,390	—	418,390	—
Non-agency MBS	153,275	—	153,214	61
Equity securities	52,984	52,984	—	—
Corporate debt	9,618	—	5,161	4,457
Collateralized loan obligation	1,326	—	—	1,326

Total investment securities, available-for-sale	960,591	52,984	901,763	5,844
Investments carried at fair value:
Warrants	1,392	—	—	1,392
Other assets held at fair value:
Derivative assets	14,329	—	14,329	—

Total assets	$976,312	$52,984	$916,092	$7,236

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$82,662	$—	$82,662	$—

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended September 30, 2010 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total
				Realized	Purchases,				Unrealized
			Included in	and	Sales,	Transfers			Gains (Losses)
	Balance as of		Other	Unrealized	Issuances, and	In (Out)		Balance as of	As of
	July 1,	Included in	Comprehensive	Gains	Settlements,	of Level 3		September 30,	September 30,
	2010	Income	Income, Net	(Losses)	Net	In	(Out)	2010	2010
	($ in thousands)

Assets
Investment securities, available-for-sale:
Corporate debt	$4,772	$1,101	$(903)	$198	$(4,970)	$—	$—	$—	$—
Collateralized loan obligation	—	—	—	—	13,848	—	—	13,848	—

Total	4,772	1,101	(903)	198	8,878	—	—	13,848	—
Warrants	684	(36)	—	(36)	—	—	—	648	(36)

Total assets	$5,456	$1,065	$(903)	$162	$8,878	$—	$—	$14,496	$(36)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended September 30, 2009 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total
				Realized	Purchases,			Unrealized Gains
			Included in	and	Sales,			(Losses)
	Balance as of		Other	Unrealized	Issuances, and	Transfers	Balance as of	As of
	July 1,	Included in	Comprehensive	Gains	Settlements,	In (Out)	September 30,	September 30,
	2009	Income	Income, Net	(Losses)	Net	of Level 3	2009	2009
	($ in thousands)

Assets
Investment securities, available-for-sale:
Non-agency MBS	$101	$(4)	$(23)	$(27)	$—	$—	$74	$(4)
Corporate debt	12,526	222	1,360	1,582	(6,223)	—	7,886	51
Collateralized loan obligation	790	(346)	746	400	—	—	1,189	(345)

Total	13,417	(128)	2,083	1,955	(6,223)	—	9,149	(298)
Warrants	5,068	(2)	—	(2)	(3,568)	—	1,498	(166)

Total assets	$18,485	$(130)	$2,083	$1,953	$(9,791)	$—	$10,647	$(464)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three months ended September 30, 2010 and 2009, reported in interest income and gain (loss) on investments, net were as follows:

					Loss on Residential Mortgage
	Interest Income		Gain (Loss) on Investments, Net		Investment Portfolio
	Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
	($ in thousands)

Total gains (losses) included in earnings for the period	$—	$116	$1,065	$(242)	$—	$(4)
Unrealized gains (losses) relating to assets still held at reporting date	—	102	(36)	(562)	—	(4)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the nine months ended September 30, 2010, that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total					Unrealized
				Realized	Purchases,				Gains
			Included in	and	Sales,	Transfers			(Losses)
	Balance as of		Other	Unrealized	Issuances, and	In (Out)		Balance as of	As of
	January 1,	Included in	Comprehensive	Gains	Settlements,	of Level 3		September 30,	September 30,
	2010	Income	Income, Net	(Losses)	Net	In	(Out)	2010	2010
	($ in thousands)

Assets
Investment securities, available for sale:
Non-agency MBS	$61	$—	$—	$—	$(61)	$—	$—	$—	$—
Corporate debt	4,457	1,226	(713)	513	(4,970)	—	—	—	—
Collateralized loan obligation	1,326	636	(308)	328	12,194	—	—	13,848	—

Total	5,844	1,862	(1,021)	841	7,163	—	—	13,848	—
Warrants	1,392	(744)	—	(744)	—	—	—	648	(744)

Total assets	$7,236	$1,118	$(1,021)	$97	$7,163	$—	$—	$14,496	$(744)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the nine months ended September 30, 2009, that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gain (Losses)
				Total					Unrealized
				Realized	Purchases,				Gains
			Included in	and	Sales,	Transfers			(Losses)
	Balance as of		Other	Unrealized	Issuances, and	In (Out)		Balance as of	As of
	January 1,	Included in	Comprehensive	Gains	Settlements,	of Level 3		September 30,	September 30,
	2009	Income	Income, Net	(Losses)	Net	In	(Out)	2009	2009
				($ in thousands)

Assets
Investment securities, available for sale:
Non-agency MBS	$377	$(17)	$(52)	$(69)	$(234)	$—	$—	$74	$(17)
Corporate debt	33,886	(10,991)	814	(10,177)	(15,823)	—	—	7,886	196
Collateralized loan obligation	2,361	(1,326)	20	(1,306)	134	—	—	1,189	(1,326)

Total	36,624	(12,334)	782	(11,552)	(15,923)	—	—	9,149	(1,147)
Warrants	4,661	85	—	85	(3,248)	—	—	1,498	(79)

Total assets	$41,285	$(12,249)	$782	$(11,467)	$(19,171)	$—	$—	$10,647	$(1,226)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the nine months ended September 30, 2010 and 2009, reported in interest income and gain (loss) on investments, net were as follows:

					Loss on Residential Mortgage
	Interest Income		Gain (Loss) on Investments, Net		Investment Portfolio
	Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
	($ in thousands)

Total gains (losses) included in earnings for the period	$159	$703	$959	$(12,948)	$—	$(4)
Unrealized gains (losses) relating to assets still held at reporting date	—	689	(744)	(1,911)	—	(4)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three and nine months ended September 30, 2010, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three and nine months ended September 30, 2010.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Quoted
		Prices in			Total Gains (Losses)
		Active	Significant		Three	Nine
	Fair Value	Markets	Other	Significant	Months	Months
	Measurement	for Identical	Observable	Unobservable	Ended	Ended
	as of	Assets	Inputs	Inputs	September 30,	September 30,
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)	2010	2010
	($ in thousands)

Assets
Loans held for sale	$36,979	$—	$36,979	$—	$(988)	$(41,060)
Loans held for investment(1)	315,358	—	—	315,358	(26,641)	(70,131)
Investments carried at cost	1,090	—	—	1,090	(486)	(2,732)
REO(2)	52,393	—	—	52,393	(6,090)	(37,800)
Loan receivables	61,560	—	—	61,560	(1,250)	(40,119)

Total assets	$467,380	$—	$36,979	$430,401	$(35,455)	$(191,842)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

(2)	Represents REO measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three and nine months ended September 30, 2009, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three and nine months ended September 30, 2009.

		Quoted
		Prices in			Total Losses
		Active	Significant		Three	Nine
	Fair Value	Markets	Other	Significant	Months	Months
	Measurement	for Identical	Observable	Unobservable	Ended	Ended
	as of	Assets	Inputs	Inputs	September 30,	September 30,
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)	2009	2009
	($ in thousands)

Assets
Loans held for sale	$32,743	$—	$32,743	$—	$—	$(21)
Loans held for investment(1)	345,288	—	—	345,288	(40,525)	(167,226)
Investments carried at cost	11,199	—	—	11,199	(6,743)	(10,749)
Investments accounted for under the equity method	555	—	—	555	(2,048)	(2,802)
Direct real estate investments, net	1,650	—	1,650	—	(3,737)	(3,737)
REO(2)	58,057	—	1,225	56,832	(2,971)	(7,777)

Total assets	$449,492	$—	$35,618	$413,874	$(56,024)	$(192,312)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs. Transaction costs were not significant during the period.

(2)	Represents REO measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of our financial instruments are described above.

The table below provides fair value estimates for our financial instruments as of September 30, 2010 and December 31, 2009, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and those which are recorded at fair value on a recurring basis.

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)

Assets:
Commercial real estate “A” Participation Interest, net	$5,409	$5,424	$530,560	$530,390
Loans held for investment, net	6,078,675	5,931,027	7,548,545	7,255,318
Investments carried at cost	37,046	70,417	53,205	87,940
Investment securities, held-to-maturity	208,222	223,495	242,078	262,181
Liabilities:
Deposits	4,627,206	4,634,118	4,483,879	4,486,285
Credit facilities	78,250	75,956	542,781	497,036
Term debt	1,145,638	1,010,970	2,956,536	2,162,533
Convertible debt, net	533,978	535,469	561,347	525,860
Subordinated debt	437,930	254,000	439,701	255,027
Mortgage debt	—	—	447,683	426,865
Loan commitments and letters of credit	—	47,141	—	45,455

Note 19.	Segment Data

For the three months ended September 30, 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the six months ended June 30, 2010 and three and nine months ended September 30, 2009, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and residential mortgage business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment, and, consequently, we have presented the financial condition and results of operations for this business as discontinued operations for all periods presented. For comparative purposes, overhead and other intercompany allocations have been reclassified from the Healthcare Net Lease segment into the Other Commercial Finance segment for the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results from continuing operations of our operating segments as of and for the three months ended September 30, 2010 were as follows:

	Three Months Ended September 30, 2010
		Other
	CapitalSource	Commercial	Intercompany	Consolidated
	Bank	Finance	Eliminations	Total
	($ in thousands)

Total investment income	$88,031	$72,593	$(2,827)	$157,797
Interest expense	16,066	42,490	—	58,556
Provision for loan losses	14,552	24,219	—	38,771
Operating expenses	28,597	40,795	(14,625)	54,767
Other income, net	5,371	45,720	(14,360)	36,731

Net income from continuing operations before income taxes	34,187	10,809	(2,562)	42,434
Income tax benefit	(2,707)	(32,961)	—	(35,668)

Net income from continuing operations	$36,894	$43,770	$(2,562)	$78,102

Total assets as of September 30, 2010	$5,959,318	$3,691,728	$(99,339)	$9,551,707
Total assets as of December 31,2009	5,682,949	6,680,576	(102,475)	12,261,050

The financial results from continuing operations of our operating segments as of and for the three months ended September 30, 2009 were as follows:

	Three Months Ended September 30, 2009
		Other Commercial	Intercompany	Consolidated
	CapitalSource Bank	Finance	Eliminations	Total
	($ in thousands)

Total investment income	$78,785	$134,868	$(2,002)	$211,651
Interest expense	23,602	78,730	—	102,332
Provision for loan losses	48,451	172,934	—	221,385
Operating expenses	25,365	51,014	(11,953)	64,426
Other income (expense), net	7,409	(6,933)	(11,615)	(11,139)

Net loss from continuing operations before income taxes	(11,224)	(174,743)	(1,664)	(187,631)
Income tax expense	3,925	93,164	—	97,089

Net loss from continuing operations	$(15,149)	$(267,907)	$(1,664)	$(284,720)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results from continuing operations of our operating segments as of and for the nine months ended September 30, 2010 were as follows:

	Nine Months Ended September 30, 2010
	CapitalSource	Other Commercial	Intercompany	Consolidated
	Bank	Finance	Eliminations	Total
	($ in thousands)

Total investment income	$250,723	$257,948	$(6,739)	$501,932
Interest expense	49,865	136,177	—	186,042
Provision for loan losses	107,350	175,623	—	282,973
Operating expenses	82,180	131,694	(42,311)	171,563
Other income (expense), net	18,352	(2,976)	(41,999)	(26,623)

Net income (loss) from continuing operations before income taxes	29,680	(188,522)	(6,427)	(165,269)
Income tax benefit	(5,226)	(13,610)	—	(18,836)

Net income (loss) from continuing operations	$34,906	$(174,912)	$(6,427)	$(146,433)

The financial results from continuing operations of our operating segments as of and for the nine months ended September 30, 2009 were as follows:

	Nine Months Ended September 30, 2009
	CapitalSource	Other Commercial	Intercompany	Consolidated
	Bank	Finance	Eliminations	Total
	($ in thousands)

Total investment income	$229,005	$458,610	$(4,265)	$683,350
Interest expense	92,566	245,382	—	337,948
Provision for loan losses	163,912	416,587	—	580,499
Operating expenses	75,307	162,199	(35,836)	201,670
Other income (expense), net	25,334	(86,055)	(35,700)	(96,421)

Net loss from continuing operations before income taxes	(77,446)	(451,613)	(4,129)	(533,188)
Income tax expense	8,641	122,548	—	131,189

Net loss from continuing operations	$(86,087)	$(574,161)	$(4,129)	$(664,377)

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

Intercompany Eliminations

The intercompany eliminations consist of eliminations for intercompany activity among the segments. Such activities primarily include services provided by the Parent Company to CapitalSource Bank and by CapitalSource Bank to the Parent Company, loan sales between the Parent Company and CapitalSource Bank, and daily loan collections received at CapitalSource Bank for Parent Company loans and daily loan disbursements paid at the Parent Company for CapitalSource Bank loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our audited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about our deposit base capital ratios, our intention to originate loans at CapitalSource Bank, our portfolio runoff and growth, our expectations regarding future credit performance, charge offs, loan losses and adequacy of reserves, particularly regarding commercial real estate and real estate construction loans, our liquidity and capital position, repayment of our indebtedness, our plans regarding the 3.5% and 4.0% Convertible Debentures, CapitalSource Bank’s capitalization and accessing of financing, expected prepayment speeds of and our intention to hold our investment securities, economic and market conditions for our business, our expectations regarding our application to become a bank holding company and convert CapitalSource Bank’s charter to a commercial charter, the performance of our loans, in particular our high balance loans, loan yields, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) on our operations, the impact of accounting pronouncements, taxes and tax audits and examinations, our unfunded commitments, our delinquent, non-accrual and impaired loans, risk management, and our valuation allowance with respect to, and our realization and utilization of, net deferred tax assets, net operating loss carryforwards and built-in losses. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions or investment or lending opportunities may result in increased credit losses and delinquencies in our portfolio; disruptions in economic and credit markets may make it very difficult for us to obtain financing on attractive terms or at all, our strategy regarding the 3.5% and 4.0% Convertible Debentures could be restricted by our other indebtedness; could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position; movements in interest rates and lending spreads may adversely affect our borrowing strategy and rate of growth; operating under the Dodd-Frank regulatory regime could be more costly and restrictive than expected; we may not be successful in maintaining or growing deposits or deploying capital in favorable lending transactions or originating or acquiring assets in accordance with our strategic plan; competitive and other market pressures could adversely affect loan pricing; the nature, extent, and timing of any governmental actions and reforms; the success and timing of other business strategies and asset sales; continued or worsening charge offs, reserves and delinquencies may adversely affect our earnings and financial results; we may not receive the regulatory approvals needed to become a bank holding company within our expected time frame or at all, changes in tax laws or regulations could adversely affect our business; hedging activities may result in reported losses not offset by gains reported in our audited consolidated financial statements; and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 1, 2010 (“Form 10-K”), and other documents filed by us with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

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

Overview

CapitalSource Inc. (“CapitalSource,” and together with its subsidiaries other than CapitalSource Bank, the “Parent Company”) is a commercial lender which, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. Substantially all new loans are originated at CapitalSource Bank. Our commercial lending activities in the Parent Company consist primarily of satisfying existing commitments made prior to CapitalSource Bank’s formation and receiving payments on our existing loan portfolio. Consequently, we expect that our loans at the Parent Company will gradually run off, while CapitalSource Bank’s loan portfolio will continue to grow. As of September 30, 2010, we had 1,340 loans outstanding, and our total loans had an aggregate outstanding principal balance of $6.6 billion. Included in the loan portfolio are certain loans shared between CapitalSource Bank and the Parent Company.

For the three months ended September 30, 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the six months ended June 30, 2010 and three and nine months ended September 30, 2009, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and residential mortgage business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment and consequently, we have presented the financial condition and results of operations within our Healthcare Net Lease segment as discontinued operations for all periods presented. For additional information, see Note 19, Segment Data, in our consolidated financial statements for the three and nine months ended September 30, 2010.

Through our CapitalSource Bank segment activities, CapitalSource Bank provides financial products primarily to small and middle market businesses across the United States and also offers depository products and services in southern and central California, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by regulation. As of September 30, 2010, CapitalSource Bank had 895 loans outstanding, with an aggregate outstanding principal balance of $3.7 billion.

Through our Other Commercial Finance segment activities, the Parent Company has provided financial products primarily to small and middle market businesses. As of September 30, 2010, our Other Commercial Finance segment had 484 loans outstanding, and the Parent Company held total loans having an aggregate outstanding principal balance of $2.9 billion.

Deconsolidation of the 2006-A term debt securitization

During the three months ended September 30, 2010, we delegated certain of our collateral management and special servicing rights in our 2006-A term debt securitization (the “2006-A Trust”) and sold our equity interest and certain notes issued by the 2006-A Trust for $7.0 million. As a result of this transaction, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust, which resulted in the removal of all of its assets and liabilities, including $801.9 million of loans, $55.7 million of restricted cash and $891.3 million of term debt from our consolidated balance sheet. Consequently, comparisons made to our operating results for the three and nine months ended September 30, 2010 reflect the impact of this deconsolidation on certain categories of income and expense in our consolidated income statements, including interest income, interest expense and the provision for loan losses. During the fourth quarter of 2010, we assigned our special servicing rights so that we are no longer the named special servicer of the 2006-A Trust.

Exit of skilled nursing home ownership business

In June 2010, we completed the sale of our long-term healthcare facilities to Omega Healthcare Investors, Inc. As a result of these sales, we exited the skilled nursing home ownership business. Consequently, we have presented the financial condition and results of operations for this business as discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business.

Bank holding company application

We are pursuing our strategy of converting CapitalSource Bank to a commercial bank and becoming a bank holding company under the Bank Holding Company Act of 1956. Subject to forthcoming conversations with Federal Reserve staff, we expect to file an application to become a bank holding company in the first quarter of 2011. We also plan to file with the FDIC and the California Department of Financial Institutions to convert the existing industrial charter of CapitalSource Bank to a commercial charter. For such conversion to become effective, we must be approved by the Federal Reserve as a bank holding company. There is no assurance that any of the foregoing regulators will approve our applications, in which case CapitalSource Bank would not convert to a commercial bank.

Explanation of Reporting Metrics

Interest Income.  In our CapitalSource Bank segment, interest income represents interest earned on loans, the senior participation interest in a pool of commercial real estate loans and related assets (the “A” Participation Interest), investment securities and cash and cash equivalents, as well as amortization of loan origination fees, net of the direct costs of origination. In our Other Commercial Finance segment, interest income represents interest earned on loans, coupon interest, other investments and cash and cash equivalents. In addition, interest income includes amortization of loan origination fees, net of direct costs of origination and the amortization of purchase discounts and premiums, which are amortized into income using the interest method. Although the majority of our loans charge interest at variable rates that adjust periodically, we also have loans charging interest at fixed rates.

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

Other (Expense) Income.  In our CapitalSource Bank and Other Commercial Finance segments, other income (expense) consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, dividends, unrealized appreciation (depreciation) on certain investments, other-than-temporary impairment on investment securities, available for sale, gains (losses) on derivatives, due diligence deposits forfeited, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, servicing income, income from our management of various loans held by third parties, gains (losses) on debt extinguishment at the Parent Company, net expense of real estate owned and other foreclosed assets, and other miscellaneous fees and expenses not attributable to our commercial lending and banking operations.

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of September 30, 2010, the total valuation allowance was $429.7 million. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal. Although realization is not assured, we believe it is more likely than not that the remaining recognized net deferred tax assets of $83.5 million as of September 30, 2010 will be realized.

Operating Results for the Three and Nine Months Ended September 30, 2010

Our results of operations for the three and nine months ended September 30, 2010 and 2009 were impacted by the global recession, a challenging credit market environment and the availability of liquidity. As further described below, the most significant factors influencing our consolidated results of operations for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009 were:

•	Decreased provision for loan losses;

•	Deconsolidation of the 2006-A Trust;

•	Changes in income tax provisions (benefits) due to the establishment in 2009 of valuation allowances with respect to our deferred tax assets, and a net operating loss carryback in 2010 of one of our corporate entities;

•	Decreased balance of our commercial lending portfolio;

•	Gains and losses on our investments;

•	Gains and losses on debt extinguishment;

•	Decreased operating expenses;

•	Net expense of real estate owned and other foreclosed assets;

•	Sale of our residential mortgage investment portfolio in 2009;

•	Losses on derivatives;

•	Changes in lending and borrowing spreads; and

•	Divestiture of our Healthcare Net Lease segment.

Our consolidated operating results for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in thousands)

Interest income	$150,976	$206,475	(27)	$483,006	$666,507	(28)
Fee income	6,821	5,176	32	18,926	16,843	12
Interest expense	58,556	102,332	43	186,042	337,948	45
Provision for loan losses	38,771	221,385	82	282,973	580,499	51
Operating expenses	54,767	64,426	15	171,563	201,670	15
Other income (expense)	36,731	(11,139)	430	(26,623)	(96,421)	72
Net income (loss) from continuing operations before income taxes	42,434	(187,631)	123	(165,269)	(533,188)	69
Income tax (benefit) expense	(35,668)	97,089	137	(18,836)	131,189	114
Net income (loss) from continuing operations	78,102	(284,720)	127	(146,433)	(664,377)	78
Net income from discontinued operations, net of taxes	—	10,484	(100)	9,489	37,108	(74)
Gain from sale of discontinued operations, net of taxes	—	—	N/A	21,696	2,144	912
Net income (loss)	78,102	(274,236)	128	(115,248)	(625,125)	82
Net (loss) income attributable to noncontrolling interests	(83)	10	(930)	(83)	(28)	(196)
Net income (loss) attributable to CapitalSource Inc.	78,185	(274,246)	129	(115,165)	(625,097)	82

Our consolidated yields on interest-earning assets and the costs of interest-bearing liabilities for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010			2009
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest earning assets:
Interest income		$483,006	6.11%		$666,507	6.26%
Fee income		18,926	0.24		16,843	0.15

Total interest-earning assets(1)	$10,574,525	501,932	6.35	$14,246,416	683,350	6.41
Total interest-bearing liabilities(2)	8,339,492	186,042	2.98	12,244,987	337,948	3.69

Net finance spread		$315,890	3.37%		$345,402	2.72%

Net finance margin			3.99%			3.24%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, marketable securities, mortgage-related receivables, residential mortgage-backed securities, loans, the “A” Participation Interest and investments in debt securities.

(2)	Interest-bearing liabilities include deposits, repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt.

Discontinued Operations

In June 2010, we completed the sale of our long-term healthcare facilities and exited the skilled nursing home ownership business. As a result, all consolidated comparisons below reflect the continuing results of our operations. Income from discontinued operations increased to $31.2 million, including a gain on disposal of $21.7 million, for the nine months ended September 30, 2010 from $39.3 million, including a gain on disposal of $2.1 million, for the nine months ended September 30, 2009. For additional information, see Note 3, Discontinued Operations, in our consolidated financial statements for the three and nine months ended September 30, 2010.

Operating Expenses

Consolidated operating expenses decreased to $54.8 million for the three months ended September 30, 2010 from $64.4 million for the three months ended September 30, 2009. The decrease was primarily due to a $6.2 million decrease in professional fees and a $2.7 million decrease in general administrative expenses, which primarily include rent, depreciation and amortization, and marketing expenses.

Consolidated operating expenses decreased to $171.6 million for the nine months ended September 30, 2010 from $201.7 million for the nine months ended September 30, 2009. The decrease was primarily due to a $16.2 million decrease in professional fees, a $7.0 million decrease in compensation and benefits and a $6.9 million decrease in general administrative expenses, which included a $2.0 million decrease in FDIC premiums.

Income Taxes

Consolidated income tax benefit for the three months ended September 30, 2010 was $35.7 million, compared to an income tax expense of $97.1 million for the three months ended September 30, 2009. The 2009 tax expense was caused primarily by the establishment of a valuation allowance at one of our corporate entities, and the 2010 tax benefit was primarily due to a net operating loss carryback election made by of one of our corporate entities during the three months ended September 30, 2010.

Consolidated income tax benefit for the nine months ended September 30, 2010 was a benefit of $18.8 million, compared to an income tax expense of $131.2 million for the nine months ended September 30, 2009. The 2009 tax expense was caused primarily by valuation allowances established for several of corporate entities, and the 2010 tax benefit was primarily due to a net operating loss carryback election made by one of our corporate entities during the three months ended September 30, 2010.

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009

CapitalSource Bank Segment

Our CapitalSource Bank segment operating results for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in thousands)

Interest income	$85,445	$76,985	11	$244,285	$223,955	9
Fee income	2,586	1,800	44	6,438	5,050	27
Interest expense	16,066	23,602	32	49,865	92,566	46
Provision for loan losses	14,552	48,451	70	107,350	163,912	35
Operating expenses	28,597	25,365	(13)	82,180	75,307	(9)
Other income	5,371	7,409	(28)	18,352	25,334	(28)
Income tax (benefit) expense	(2,707)	3,925	169	(5,226)	8,641	(160)
Net income (loss)	36,894	(15,149)	344	34,906	(86,087)	141

Interest Income

Three months ended September 30, 2010 and 2009

Total interest income increased to $85.4 million for the three months ended September 30, 2010 from $77.0 million for the three months ended September 30, 2009, with an average yield on interest-earning assets of 6.04% for the three months ended September 30, 2010 compared to 5.62% for the three months ended September 30, 2009. During the three months ended September 30, 2010 and 2009, interest income on loans was $69.0 million and $52.4 million, respectively, yielding 7.54% and 7.15% on average loan balances of $3.6 billion and $2.9 billion, respectively. During the three months ended September 30, 2010 and 2009, $7.9 million and $4.1 million, respectively, of interest income was not recognized for loans on non-accrual, which negatively impacted the yield on loans by 0.86% and 0.56%, respectively.

Interest income on the “A” Participation Interest was $1.7 million and $10.7 million, during the three months ended September 30, 2010 and 2009, respectively, yielding 8.07% and 5.29% on an average balance of $83.2 million and $801.1 million, respectively. The “A” Participation Interest was purchased at a discount and has a stated coupon equal to one-month LIBOR plus 1.50%. The unamortized discount is accreted into income using the interest method. During the three months ended September 30, 2010 and 2009, we accreted $1.3 million and $6.9 million, respectively, of discount into interest income on loans in our consolidated statements of operations. The “A” Participation Interest was fully repaid in October 2010.

During the three months ended September 30, 2010 and 2009, interest income from our investments, including available-for-sale and held-to-maturity securities, was $14.4 million and $12.8 million, respectively, yielding 3.41% and 5.02% on an average balance of $1.7 billion and $1.0 billion, respectively. During the three months ended September 30, 2010, we purchased $327.9 million and $9.7 million of investment securities, available-for-sale and held-to-maturity, respectively, while $282.7 million and $10.6 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the three months ended September 30, 2009, $182.4 million and $31.4 million of investment securities, available-for-sale and held-to-maturity were purchased, respectively, while $280.6 million and $5.0 million, respectively, of principal repayments were received.

During the three months ended September 30, 2010 and 2009, interest income on cash and cash equivalents was $0.3 million and $1.1 million, respectively, yielding 0.32% and 0.51% on average balances of $373.7 million and $814.1 million, respectively.

Nine months ended September 30, 2010 and 2009

Total interest income increased to $244.3 million for the nine months ended September 30, 2010 from $224.0 million for the nine months ended September 30, 2009, with an average yield on interest-earning assets of 5.84% for the nine months ended September 30, 2010 compared to 5.37% for the nine months ended September 30, 2009. During the nine months ended September 30, 2010 and 2009, interest income on loans was $186.1 million and $151.7 million, respectively, yielding 7.40% and 7.04% on an average loan balance of $3.4 billion and $2.9 billion, respectively. During the nine months ended September 30, 2010 and 2009, $23.2 million and $8.5 million, respectively, of interest income was not recognized for loans on non-accrual, which negatively impacted the yield on loans by 0.92% and 0.40%, respectively.

Interest income on the “A” Participation Interest was $12.9 million and $35.3 million during the nine months ended September 30, 2010 and 2009, respectively, yielding 6.86% and 4.71% on average balances of $252.2 million and $1.0 billion, respectively. During the nine months ended September 30, 2010 and 2009, we accreted $9.5 million and $20.5 million, respectively, of discount into interest income on loans in our consolidated statements of operations.

During the nine months ended September 30, 2010 and 2009, interest income from our investments, including available-for-sale and held-to-maturity securities, was $44.1 million and $33.5 million, respectively, yielding 3.72% and 4.52% on average balances of $1.6 billion and $990.5 million, respectively. During the nine months ended September 30, 2010, we purchased $1.3 billion and $9.7 million of investment securities, available-for-sale and held-to-maturity, respectively, while $673.2 million and $56.8 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the nine months ended September 30, 2009, $1.1 billion and $236.4 million of investment securities, available-for-sale and held-to-maturity were purchased, respectively, while $1.0 billion and $10.9 million, respectively, of principal repayments were received.

During the nine months ended September 30, 2010 and 2009, interest income on cash and cash equivalents was $1.2 million and $3.5 million, respectively, yielding 0.30% and 0.58% on average balances of $519.8 million and $807.1 million, respectively.

Fee Income

Three months ended September 30, 2010 and 2009

Fee income increased to $2.6 million for the three months ended September 30, 2010 from $1.8 million for the three months ended September 30, 2009, with average yields on interest-earning assets of 0.18% and 0.13%, respectively, primarily due to an increase in new loans at CapitalSource Bank.

Nine months ended September 30, 2010 and 2009

Fee income increased to $6.4 million for the nine months ended September 30, 2010 from $5.1 million for the nine months ended September 30, 2009, with an average yield on interest-earning assets of 0.15% and 0.12%, respectively, primarily due to an increase in new loans at CapitalSource Bank.

Interest Expense

Three months ended September 30, 2010 and 2009

Total interest expense decreased to $16.1 million for the three months ended September 30, 2010 from $23.6 million for the three months ended September 30, 2009. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities which was 1.30% and 2.01% during the three months ended September 30, 2010 and 2009, respectively. Our average balances of interest-bearing liabilities, consisting of deposits and borrowings, were $4.9 billion and $4.7 billion during the three months ended September 30, 2010 and 2009, respectively. Our interest expense on deposits for the three months ended September 30, 2010 and 2009 was $14.5 million and $22.7 million, respectively, with an average cost of deposits of 1.26% and 2.02%, respectively, on average balances of $4.6 billion and $4.5 billion, respectively. During the three months ended September 30, 2010, $780.2 million of our time deposits matured with a weighted average interest rate of 1.08% and $872.5 million of new and renewed time deposits were issued at a weighted average interest rate of 0.99%. During the three months ended September 30, 2009, $1.5 billion of our time deposits, including brokered deposits, matured with a weighted average interest rate of 2.56% and $1.3 billion of new and renewed time deposits were issued at a weighted average interest rate of 1.47%. Additionally, during the three months ended September 30, 2010, our weighted average interest rate of our liquid account deposits, savings and money market accounts, declined from 0.82% at the beginning of the quarter to 0.79% at the end of the quarter. During the three months ended September 30, 2010, our interest expense on borrowings, primarily consisting of FHLB SF borrowings, was $1.6 million with an average cost of 1.98% on an average balance of $315.2 million. During the three months ended September 30, 2010, there were $55.0 million in advances taken and $20.0 million of maturities. During the three months ended September 30, 2009, our interest expense on borrowings, primarily consisting of FHLB SF borrowings, was $0.9 million with an average cost of 1.84% on an average balance of $200.0 million.

Nine months ended September 30, 2010 and 2009

Total interest expense decreased to $49.9 million for the nine months ended September 30, 2010 from $92.6 million for the nine months ended September 30, 2009. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities which was 1.38% and 2.59%, during the nine months ended September 30, 2010 and 2009, respectively. Our average balances of interest-bearing liabilities, consisting of deposits and borrowings, were $4.8 billion during the nine months ended September 30, 2010 and 2009. Our interest expense on deposits for the nine months ended September 30, 2010 and 2009 was $46.1 million and $91.0 million, respectively, with an average cost of deposits of 1.35% and 2.61% on average balances of $4.6 billion and $4.7 billion, respectively. During the nine months ended September 30, 2010, $3.5 billion of our time deposits matured with a weighted average interest rate of 1.50% and $3.5 billion of new time deposits were issued at a weighted average interest rate of 1.16%. During the nine months ended September 30, 2009, $4.8 billion of our time deposits, including brokered deposits, matured with a weighted average interest rate of 3.15% and $4.1 billion of new time deposits were issued at a weighted average interest rate of 1.69%. During the nine months ended September 30, 2010, our interest expense on borrowings, primarily consisting of FHLB SF borrowings, was $3.8 million with an average cost of 1.95% on an average balance of $256.3 million. During the nine months ended September 30, 2010, there were $135.0 million in advances taken and $35.0 million of maturities. During the nine months ended September 30, 2009, our interest expense on borrowings, primarily consisting of FHLB SF borrowings, was $1.5 million with an average cost of 1.88% on an average balance of $110.1 million.

Net Finance Margin

Three months ended September 30, 2010 and 2009

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010			2009
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest-earning assets:
Interest income		$85,445	5.86%		$76,985	5.49%
Fee income		2,586	0.18		1,800	0.13

Total interest-earning assets(1)	$5,783,365	88,031	6.04	$5,557,381	78,785	5.62
Total interest-bearing liabilities(2)	4,894,955	16,066	1.30	4,659,811	23,602	2.01

Net finance spread		$71,965	4.74%		$55,183	3.61%

Net finance margin			4.94%			3.94%

(1)	Interest-earning assets include cash and cash equivalents, investments, “A” Participation Interest and loans.

(2)	Interest-bearing liabilities include deposits and borrowings.

Nine months ended September 30, 2010 and 2009

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010			2009
	Weighted	Net		Weighted	Net
	Average	Investment	Average	Average	Investment	Average
	Balance	Income	Yield/Cost	Balance	Income	Yield/Cost
	($ in thousands)

Interest-earning assets:
Interest income		$244,285	5.69%		$223,955	5.25%
Fee income		6,438	0.15		5,050	0.12

Total interest-earning assets(1)	$5,740,258	250,723	5.84	$5,700,846	229,005	5.37
Total interest-bearing liabilities(2)	4,835,988	49,865	1.38	4,779,343	92,566	2.59

Net finance spread		$200,858	4.46%		$136,439	2.78%

Net finance margin			4.68%			3.20%

(1)	Interest-earning assets include cash and cash equivalents, investments, “A” Participation Interest and loans.

(2)	Interest-bearing liabilities include deposits and borrowings.

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

Operating Expenses

Three months ended September 30, 2010 and 2009

Operating expenses increased to $28.6 million for the three months ended September 30, 2010 from $25.4 million for the three months ended September 30, 2009. The increase was primarily due to a $3.8 million increase in loan sourcing fees, partially offset by a $0.7 million decrease in compensation and benefits.

Nine months ended September 30, 2010 and 2009

Operating expenses increased to $82.2 million for the nine months ended September 30, 2010 from $75.3 million for the nine months ended September 30, 2009. The increase was primarily due to an $11.4 million increase in loan sourcing fees, partially offset by a $2.0 million decrease in FDIC premiums.

CapitalSource Bank relies on the Parent Company to source loans, provide loan origination due diligence services and perform certain underwriting services. For these services, CapitalSource Bank pays the Parent Company loan sourcing fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. We do not capitalize loan sourcing fees. These fees are eliminated in consolidation. These fees are included in other operating expenses and were $9.7 million and $4.7 million for the three months ended September 30, 2010 and 2009, respectively, and $24.8 million and $9.8 million for the nine months ended September 30, 2010 and 2009, respectively. CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee. Each sublease arrangement was established based on then market rates for comparable subleases.

Other Income

CapitalSource Bank provides loan servicing for loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on the number of loans or other assets serviced. Loans being serviced by CapitalSource Bank for the benefit of others were $5.9 billion and $7.7 billion as of September 30, 2010 and December 31, 2009, respectively, of which $2.9 billion and $5.2 billion were owned by the Parent Company.

Three months ended September 30, 2010 and 2009

Other income, which primarily consists of loan servicing fees paid to CapitalSource Bank by the Parent Company, decreased to $5.4 million for the three months ended September 30, 2010 from $7.4 million for the three months ended September 30, 2009 primarily due to a $1.5 million decrease in foreign exchange gains and a $2.3 million decrease in loan servicing fees paid by the Parent Company to CapitalSource Bank. The decrease in loan servicing fees was primarily a result of the sale of the remaining direct real estate investments and a decrease in the Parent Company’s loan portfolio. The decrease in other income was partially offset by a $1.5 million decrease in losses on derivatives.

Nine months ended September 30, 2010 and 2009

Other income decreased to $18.4 million for the nine months ended September 30, 2010 from $25.3 million for the nine months ended September 30, 2009 primarily due to a $2.4 decrease in foreign exchange gains and a $6.2 million decrease in loan servicing fees paid by the Parent Company to CapitalSource Bank. This decrease in loan servicing fees was primarily a result of the sale of the remaining direct real estate investments and a decrease in the Parent Company’s loan portfolio. The decrease in other income was partially offset by a $2.4 million decrease in losses on derivatives.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in thousands)

Interest income	$68,358	$131,492	(48)	$245,460	$446,817	(45)
Fee income	4,235	3,376	25	12,488	11,793	6
Interest expense	42,490	78,730	46	136,177	245,382	45
Provision for loan losses	24,219	172,934	86	175,623	416,587	58
Operating expenses	40,795	51,014	20	131,694	162,199	19
Other income (expense)	45,720	(6,933)	759	(2,976)	(86,055)	97
Income tax (benefit) expense	(32,961)	93,164	135	(13,610)	122,548	111
Net income (loss) from continuing operations	43,770	(267,907)	116	(174,912)	(574,161)	70

Interest Income

Three months ended September 30, 2010 and 2009

Interest income decreased to $68.4 million for the three months ended September 30, 2010 from $131.5 million for the three months ended September 30, 2009, primarily due to a decrease in average total interest-earning assets, including the deconsolidation of the 2006-A Trust in July 2010. During the three months ended September 30, 2010, our average balance of interest-earning assets decreased by $4.2 billion, or 52.8%, compared to the three months ended September 30, 2009, due to the derecognition of mortgage related receivables related to the sale of our beneficial interests in securitization special purpose entities in December 2009, the derecognition of loans related to the deconsolidation of the 2006-A Trust and the runoff of parent company loans. During the three months ended September 30, 2010, yield on average interest-earning assets increased to 7.64% from 6.69% for the three months ended September 30, 2009. This increase was primarily the result of an increase in the interest component of yield to

7.19% for the three months ended September 30, 2010, from 6.52% for the three months ended September 30, 2009, primarily related to the deconsolidation of the 2006-A Trust which included a large pool of nonaccrual loans and had a lower yield than the rest of the loan portfolio. During the three months ended September 30, 2010, our lending spread to average one-month LIBOR was 8.61% compared to 7.47% for the three months ended September 30, 2009. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates (such as changes in the prime rate or one-month LIBOR), the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

Nine months ended September 30, 2010 and 2009

Interest income decreased to $245.5 million for the nine months ended September 30, 2010 from $446.8 million for the nine months ended September 30, 2009, primarily due to a decrease in average total interest-earning assets and a decrease in yield on average interest-earning assets. During the nine months ended September 30, 2010, our average balance of interest-earning assets decreased by $3.7 billion, or 43.4%, compared to the nine months ended September 30, 2009, due to the deconsolidation of mortgage related receivables related to the sale of our beneficial interests in securitization special purpose entities in December 2009, the deconsolidation of the 2006-A Trust and the runoff of parent company loans. During the nine months ended September 30, 2010, yield on average interest-earning assets decreased to 7.13% from 7.17% for the nine months ended September 30, 2009. This decrease was primarily the result of a decrease in the interest component of yield to 6.79% for the nine months ended September 30, 2010, from 6.99% for the nine months ended September 30, 2009.

Fee Income

Three months ended September 30, 2010 and 2009

Fee income increased to $4.2 million for the three months ended September 30, 2010 from $3.4 million for the three months ended September 30, 2009, with average yields on interest-earning assets of 0.45% and 0.17%, respectively, primarily due to an increase in collateral management fees and prepayment fees, partially offset by a decrease in unused line fees.

Nine months ended September 30, 2010 and 2009

Fee income increased to $12.5 million for the nine months ended September 30, 2010 from $11.8 million for the nine months ended September 30, 2009, with average yields on interest-earning assets of 0.34% and 0.18%, respectively, primarily due to an increase in prepayment fees and collateral management fees, partially offset by a decrease in unused line fees.

Interest Expense

Three months ended September 30, 2010 and 2009

The decrease in interest expense to $42.5 million for the three months ended September 30, 2010 from $78.7 million for the three months ended September 30, 2009 was primarily due to a decrease in average interest-bearing liabilities of $4.3 billion, or 62.9%, primarily due to the deconsolidation of term debt related to the sale of our beneficial interests in securitization special purpose entities in December 2009, combined with the deconsolidation of the 2006-A Trust in July 2010. Our cost of borrowings increased to 6.65% for the three months ended September 30, 2010 from 4.57% for the three months ended September 30, 2009, as a result of higher deferred financing fee amortization and the change in the mix of our borrowing composition due the sale of our beneficial interests in securitization special purpose entities in December 2009 and the deconsolidation of the 2006-A Trust, which had lower borrowing costs than the rest of our borrowings.

Nine months ended September 30, 2010 and 2009

The decrease in interest expense to $136.2 million for the nine months ended September 30, 2010 from $245.4 million for the nine months ended September 30, 2009 was primarily due to a decrease in average interest-bearing liabilities of $4.0 billion, or 53.2%, primarily due to the deconsolidation of term debt related to the sale of our beneficial interests in securitization special purpose entities in December 2009, combined with the deconsolidation of the 2006-A Trust in July 2010. Our cost of borrowings increased to 5.20% for the three months ended September 30, 2010, from 4.38% for the nine months ended September 30, 2009, as a result of higher deferred financing fee amortization and the change in the mix of our borrowing composition due to the deconsolidation of term debt and the 2006-A Trust, which had lower borrowing costs than the rest of the portfolio, partially offset by lower interest rates as LIBOR dropped.

Net Finance Margin

Three months ended September 30, 2010 and 2009

Net finance margin was 3.17% for the three months ended September 30, 2010, an increase of 0.39% from 2.78% for the three months ended September 30, 2009. This increase was primarily due to the deconsolidation of the 2006-A Trust, which removed lower yielding loans and lower interest-bearing debt from our balance sheet. Net finance spread was 0.99% for the three months ended September 30, 2010, a decrease of 1.13% from 2.12% for the three months ended September 30, 2009, primarily due to an increase in our cost of borrowings, partially offset by an increase in interest component of yield.

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010			2009
	Weighted	Net	Average	Weighted		Average
	Average	Investment	Yield/	Average	Net Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Interest-earning assets:
Interest income		$68,358	7.19%		$131,492	6.52%
Fee income		4,235	0.45		3,376	0.17

Total interest-earning assets(1)	$3,772,120	72,593	7.64	$7,999,917	134,868	6.69
Total interest-bearing liabilities(2)	2,535,383	42,490	6.65	6,841,000	78,730	4.57

Net finance spread		$30,103	0.99%		$56,138	2.12%

Net finance margin			3.17%			2.78%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest-bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Nine months ended September 30, 2010 and 2009

Net finance margin was 3.37% for the nine months ended September 30, 2010, an increase of 0.03% from 3.34% for the nine months ended September 30, 2009. Net finance spread was 1.93% for the nine months ended September 30, 2010, a decrease of 0.86% from 2.79% for the nine months ended September 30, 2009, due to the changes in its components as described above.

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010			2009
	Weighted	Net	Average	Weighted	Net	Average
	Average	Investment	Yield/	Average	Investment	Yield/
	Balance	Income	Cost	Balance	Income	Cost
			($ in thousands)

Interest-earning assets:
Interest income		$245,460	6.79%		$446,817	6.99%
Fee income		12,488	0.34		11,793	0.18

Total interest-earning assets(1)	$4,834,203	257,948	7.13	$8,545,894	458,610	7.17
Total interest-bearing liabilities(2)	3,503,504	136,177	5.20	7,488,183	245,382	4.38

Net finance spread		$121,771	1.93%		$213,228	2.79%

Net finance margin			3.37%			3.34%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest-bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

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

Operating Expenses

Three months ended September 30, 2010 and 2009

Operating expenses decreased to $40.8 million for the three months ended September 30, 2010 from $51.0 million for the three months ended September 30, 2009, primarily due to a $6.1 million decrease in professional fees, a $2.3 million decrease in loan servicing fees paid to CapitalSource Bank, and a $1.7 million decrease in incentive compensation. Operating expenses as a percentage of average total assets increased to 4.06% for the three months ended September 30, 2010 from 2.46% for the three months ended September 30, 2009 due to the decrease in total assets as a result of the deconsolidation of the 2006-A Trust, the sale of our mortgage related receivables during 2009 and the runoff of parent company loans.

Nine months ended September 30, 2010 and 2009

Operating expenses decreased to $131.7 million for the nine months ended September 30, 2010 from $162.2 million for the nine months ended September 30, 2009, primarily due to a $15.9 million decrease in professional fees, a $6.4 million decrease in compensation and benefits, and a $6.2 million decrease in loan servicing fees paid to CapitalSource Bank. Operating expenses as a percentage of average total assets increased to 3.57% for the nine months ended September 30, 2010 from 2.40% for the nine months ended September 30, 2009 due to the decrease in total assets as a result of the deconsolidation of the 2006-A Trust, the sale of our mortgage related receivables during 2009 and the runoff of parent company loans.

Other Income (Expense)

Three months ended September 30, 2010 and 2009

Other income for the three months ended September 30, 2010 was $45.7 million compared to other expense of $6.9 million for the three months ended September 30, 2009. The change in other income was primarily due to gains on investments, the deconsolidation of the 2006-A Trust and decreases in losses on derivatives, partially offset by an increase in losses on foreign currency exchange. Further explanation on the change is described below.

Gains on investments were $29.9 million for the three months ended September 30, 2010 compared to losses of $8.4 million for the three months ended September 30, 2009. The gains were primarily due to $12.5 million in dividend income, $9.3 million in realized gains on other investment securities and $8.7 million in realized gains on the sales of cost-basis investments, partially offset by $0.5 million of other-than-temporary impairment on cost-basis investments. Losses on derivatives were $1.7 million for the three months ended September 30, 2010 compared to $8.5 million for the three months ended September 30, 2009. There were no gains or losses on debt extinguishment for the three months ended September 30, 2010 compared to an $11.5 million gain on debt extinguishment for the three months ended September 30, 2009.

Other income increased to $24.9 million for the three months ended September 30, 2010 from $18.9 million for the three months ended September 30, 2009. This change was primarily due to a $16.7 million gain recorded for the three months ended September 30, 2010 on the deconsolidation of the 2006-A Trust, a $5.0 million increase in loan origination fees, a $3.9 million decrease in losses on loan sales, and a $3.4 million increase in earnings on equity investments, partially offset by a $6.9 million increase in losses on foreign currency exchange.

Nine months ended September 30, 2010 and 2009

Other expense decreased to $3.0 million for the nine months ended September 30, 2010 from $86.1 million for the nine months ended September 30, 2009, primarily due to gains on investments, increases in loan origination fees, decreases in losses on trading securities, gains on foreign currency exchange and decreases in losses on loan sales, partially offset by decreases in gains on our residential mortgage investment portfolio and increases in net expense of real estate owned and other foreclosed assets.

Gains on investments were $46.3 million for the nine months ended September 30, 2010 compared to losses of $29.5 million for the nine months ended September 30, 2009. This change was primarily due to a $19.7 million increase in realized gains on cost-basis investments, a decrease in other-than-temporary impairment on cost-basis investments of $8.7 million, a $16.5 million increase in dividend income, and a $13.2 million decrease in impairments of our available-for-sale investments. Losses on derivatives were $9.4 million for the nine months ended September 30, 2010 compared to $8.1 million for the nine months ended September 30, 2009.

Net expense of real estate owned and other assets increased to $91.0 million for the nine months ended September 30, 2010 compared to $32.5 million for the nine months ended September 30, 2009, primarily due to a $36.8 million increase in provision for loan receivables losses related loans acquired through foreclosure, a $21.0 million increase in unrealized losses on real estate owned and a $12.9 million increase in direct real estate impairments, partially offset by a $14.7 million increase in realized gains on real estate owned.

Other income was $50.1 million for the nine months ended September 30, 2010 compared to other expense of $16.0 million for the nine months ended September 30, 2009. This change was primarily due to a $1.1 million gain on debt extinguishment for the nine months ended September 30, 2010, compared to a $41.1 million loss on debt extinguishment for the nine months ended September 30, 2009, a $16.7 million gain on the deconsolidation of the 2006-A Trust, a $15.0 million increase in loan origination fees, a $7.8 million increase in gains on foreign currency exchange, and a $7.3 million decrease in losses on loan sales. These increases were partially offset by $15.3 million in gains on our residential mortgage investment portfolio and gains of $14.4 million on trading securities for the nine months ended September 30, 2009 compared to no activity for the nine months ended September 30, 2010 as these securities were sold in the first quarter of 2009.

Financial Condition

CapitalSource Bank Segment

Portfolio Composition

As of September 30, 2010 and December 31, 2009, the composition of the CapitalSource Bank segment portfolio was as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Assets:
Cash and cash equivalents(1)	$365,349	$821,980
Investment securities, available-for-sale	1,531,785	901,764
Investment securities, held-to-maturity	208,222	242,078
Commercial real estate “A” Participation Interest, net	5,409	530,560
Loans(2)	3,705,992	3,061,426
FHLB SF stock	19,370	20,195

Total	$5,836,127	$5,578,003

Liabilities:
Deposits	$4,627,206	$4,483,879
FHLB SF borrowings	300,000	200,000

Total	$4,927,206	$4,683,879

(1)	As of September 30, 2010 and December 31, 2009, the amounts include restricted cash of $16.3 million and $65.9 million, respectively.

(2)	Excludes deferred loan fees and discounts and the allowance for loan losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of collections from our borrowers, amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our consolidated financial statements for the three and nine months ended September 30, 2010.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consists of discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), residential mortgage-backed securities rated AAA issued by non-government-agencies (“Non-agency MBS”), corporate debt securities and U.S. Treasury and agency securities. CapitalSource Bank pledged substantially all of the investment securities, available-for-sale, to the FHLB SF and the Federal Reserve Bank (“FRB”) as a source of borrowing capacity as of September 30, 2010. For additional information on our investment securities, available-for-sale, see Note 6, Investments, in our consolidated financial statements for the three and nine months ended September 30, 2010.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity, consists of AAA-rated commercial mortgage-backed securities. For additional information on our investment securities, held-to-maturity, see Note 6, Investments, in our consolidated financial statements for the three and nine months ended September 30, 2010.

Commercial Real Estate “A” Participation Interest

The “A” Participation Interest was fully repaid during the fourth quarter of 2010. For additional information on the “A” Participation Interest, see Note 5, Commercial Lending Assets and Credit Quality, in our consolidated financial statements for the three and nine months ended September 30, 2010.

CapitalSource Bank Segment Loan Portfolio Composition

As of September 30, 2010 and December 31, 2009, our total CapitalSource Bank loan portfolio had outstanding balances of $3.7 billion and $3.1 billion, respectively. The portfolio statistics below include gross loans held for investment and held for sale.

As of September 30, 2010 and December 31, 2009, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	September 30, 2010		December 31, 2009
	($ in thousands)

Commercial	$1,847,731	50%	$1,594,974	52%
Real estate	1,639,269	44	1,086,961	36
Real estate — construction	218,992	6	379,491	12

Total	$3,705,992	100%	$3,061,426	100%

As of September 30, 2010, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$174,506	$1,561,472	$111,753	$1,847,731
Real estate	386,839	904,438	347,992	1,639,269
Real estate — construction	84,023	129,020	5,949	218,992

Total	$645,368	$2,594,930	$465,694	$3,705,992

Approximately 78% of the CapitalSource Bank loan portfolio bears interest at adjustable rates pegged to an interest rate index plus a specified margin and is accruing interest. Approximately 52% of the portfolio is subject to an interest rate floor and is accruing interest. Due to low market interest rates as of September 30, 2010, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.42% as of September 30, 2010. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of September 30, 2010, the composition of CapitalSource Bank loan balances by index and by loan type was as follows:

		Loan Type
			Real Estate —
	Commercial	Real Estate	Construction	Total	Percentage
			($ in thousands)

1-Month LIBOR	$470,433	$834,267	$21,424	$1,326,124	36%
3-Month LIBOR	33,717	18,446	—	52,163	1
6-Month LIBOR	—	44,534	—	44,534	1
Prime	468,393	113,068	4,888	586,349	16
Canadian Bankers	51,000	4,592	—	55,592	2
Blended	675,073	122,446	—	797,519	22
Treasuries	13,239	2,953	—	16,192	—

Total adjustable rate loans	1,711,855	1,140,306	26,312	2,878,473	78
Fixed rate loans	100,274	326,826	50,636	477,736	13
Loans on nonaccrual	35,602	172,137	142,044	349,783	9

Total loans	$1,847,731	$1,639,269	$218,992	$3,705,992	100%

FHLB SF Stock

Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The FHLB SF has currently ceased repurchases of excess stock. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2010.

Deposits

Total deposits increased by $143.3 million, or 3.20%, to $4.6 billion as of September 30, 2010 from $4.5 billion as of December 31, 2009.

As of September 30, 2010 and December 31, 2009, CapitalSource Bank’s interest-bearing deposit portfolio by product type and the maturities of the certificates of deposit portfolio were as follows:

	September 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
		($ in thousands)

Interest-bearing deposits:
Money market	$246,837	0.74%	$258,283	0.99%
Savings	712,768	0.80	599,084	1.09
Certificates of deposit	3,667,601	1.37	3,626,512	1.68

Total interest-bearing deposits	$4,627,206	1.25	$4,483,879	1.56

	September 30, 2010
		Weighted
		Average
	Balance	Rate
	($ in thousands)

Remaining maturity of certificates of deposit:
0 to 3 months	$1,287,688	1.28%
4 to 6 months	1,016,529	1.12
7 to 9 months	383,820	1.40
10 to 12 months	263,391	1.52
Longer than 12 months	716,173	1.83

Total certificates of deposit	$3,667,601	1.37

FHLB SF Borrowings

FHLB SF borrowings were primarily for interest rate risk management purposes. The weighted-average remaining maturities of the borrowings were approximately 2.6 years and 1.9 years as of September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

		Weighted
		Average
	Balance	Rate
	($ in thousands)

Less than 1 year	$74,000	1.55%
After 1 year through 2 years	68,000	1.94
After 2 years through 3 years	33,000	1.60
After 3 years through 4 years	35,000	2.52
After 4 years through 5 years	75,000	2.19
After 5 years	15,000	2.88

Total	$300,000	1.98

Other Commercial Finance Segment

Portfolio Composition

The portfolio statistics below include gross loans held for investment and loans held for sale, including lower of cost or fair value adjustments. As of September 30, 2010 and December 31, 2009, the composition of the Other Commercial Finance segment portfolio was as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Assets:
Investment securities, available-for-sale	$14,053	$58,827
Loans	2,921,715	5,220,814
Other investments(1)	82,514	96,517

Total	3,018,282	5,376,158

(1)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Other Commercial Finance Segment Loan Portfolio Composition

As of September 30, 2010 and December 31, 2009, our total Other Commercial Finance loan portfolio had outstanding balances of $2.9 billion and $5.2 billion, respectively. Included in these amounts were loans held for sale of $2.8 million and $0.7 million as of September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010 and December 31, 2009, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	September 30, 2010		December 31, 2009
	($ in thousands)

Commercial	$2,610,748	89%	$3,441,481	66%
Real estate	204,470	7	939,598	18
Real estate — construction	106,497	4	839,735	16

Total	$2,921,715	100%	$5,220,814	100%

As of September 30, 2010, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$561,788	$1,802,018	$246,942	$2,610,748
Real estate	162,826	27,824	13,820	204,470
Real estate — construction	25,958	80,539	—	106,497

Total	$750,572	$1,910,381	$260,762	$2,921,715

As of September 30, 2010, the composition of Other Commercial Finance loan balances by index and by loan type was as follows:

	Loan Type
			Real Estate —
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$597,271	$101,549	$—	$698,820	24%
2-Month LIBOR	22,905	—	—	22,905	1
3-Month LIBOR	52,542	—	—	52,542	2
6-Month LIBOR	4,842	—	—	4,842	—
1-Month EURIBOR	91,005	—	—	91,005	3
3-Month EURIBOR	18,740	—	—	18,740	1
Prime	514,983	8,828	45,768	569,579	19
Blended	897,178	—	—	897,178	31

Total adjustable rate loans	2,199,466	110,377	45,768	2,355,611	81
Fixed rate loans	108,122	17,442	2,459	128,023	4
Loans on nonaccrual	303,160	76,651	58,270	438,081	15

Total loans	$2,610,748	$204,470	$106,497	$2,921,715	100%

As of September 30, 2010, approximately 34% of the adjustable rate loan portfolio is subject to an interest rate floor and were accruing interest. Due to low market interest rates as of September 30, 2010, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.36% as of September 30, 2010. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

Other Investments

We have made investments in some of our borrowers in connection with the loans provided to them. These investments usually comprised equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants.

Investment Securities, Available-for-sale

Investment securities, available-for-sale consist of corporate debt, equity securities and our beneficial interests in the 2006-A Trust.

Credit Quality and Allowance for Loan Losses

Consolidated

The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Non-accrual loans
Commercial(1)	$338,761	$406,002
Real estate(2)	248,789	208,848
Real estate — construction(3)	200,314	453,235

Total loans on non-accrual	$787,864	$1,068,085

Accruing loans contractually past-due 90 days or more
Commercial	$2,055	$43,213
Real estate	6,231	—
Real estate — construction	—	23,780

Total accruing loans contractually past-due 90 days or more	$8,286	$66,993

Troubled debt restructurings(4)
Commercial	$132,244	$96,415
Real estate	35,708	15,328
Real estate — construction	50,841	—

Total troubled debt restructurings	$218,793	$111,743

Total non-performing loans
Commercial	$473,060	$545,630
Real estate	290,728	224,176
Real estate — construction	251,155	477,015

Total non-performing loans	$1,014,943	$1,246,821

(1)	Includes $0.3 million of loans held for sale as of September 30, 2010. There were no non-accrual commercial loans held for sale at December 31, 2009.

(2)	Includes $22.3 million of loans held for sale as of September 30, 2010. There were no non-accrual real estate loans held for sale at December 31, 2009.

(3)	Includes $14.9 million and $0.7 million of loans held for sale as of September 30, 2010 and December 31, 2009.

(4)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

Potential problem loans are loans that are not considered one of the non-performing loan categories, as disclosed above, but are loans in which management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing. We had no potential problem loans as of September 30, 2010.

Of our non-accrual loans, $35.1 million and $182.5 million were 30-89 days delinquent, and $354.3 million and $388.5 million were over 90 days delinquent as of September 30, 2010 and December 31, 2009, respectively. Accruing loans 30-89 days delinquent were $21.7 million and $95.3 million as of September 30, 2010 and December 31, 2009, respectively.

Many of our real estate construction loans include an interest reserve that is established upon origination of the loan. We recognize interest income from the reserve during the construction period as long as the interest is deemed collectible. As part of our ongoing credit review process, we monitor the construction of the underlying real estate to determine whether the project is progressing as originally planned. If we determine that adverse changes have occurred such that full payment of principal and interest is no longer expected, we will place the loan on nonaccrual status and establish a specific reserve or charge off a portion of the principal balance, as appropriate.

We maintain servicing procedures for real estate construction loans, the objective of which is to maintain the proper relationship between the loan amount funded and the value of the collateral securing the loan. The principal servicing tasks include, but are not limited to:

•	Monitoring construction of the project to evaluate the work in place, quality of construction (compliance with plans and specifications) and adequacy of the budget to complete the project. We generally use a third party consultant for this evaluation, but also maintain frequent contact with the borrower to obtain updates on the project.

•	Monitoring compliance with the terms and conditions of the loan agreement, which contains important construction and leasing provisions.

•	Reviewing and approving advance requests pursuant to the loan agreement which establishes the frequency, conditions and process for making advances. Typically, each loan advance is conditioned upon funding only for work in place, certification by the construction consultant, and sufficient funds remaining in the loan budget to complete the project.

Additionally, our risk rating policies provide that the assignment of a risk rating should consider whether the capitalization of interest may be masking other performance related issues. The adequacy of the interest reserve is generally evaluated when a risk rating conclusion is required or rendered, with attention paid to the underlying value of the collateral and its ongoing support of the transaction. Obtaining updated third-party valuations is considered when significant negative variances to expected performance exist.

Twelve of the eighteen loans that comprise our real estate construction portfolio as of September 30, 2010 have been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans, workout efforts that were best achieved via a restructuring or discounted pay offs.

In considering the performing status of a real estate construction loan, the current payment of interest, whether in cash or through an interest reserve, is only one of the factors used in our analysis. Our impairment analysis considers the loan’s maturity, the likelihood of a restructuring of the loan and if that restructuring constitutes a TDR, whether the borrower is current on interest and principal payments, the condition of underlying assets and the ability of the borrower to refinance the loan at market terms. Although an interest reserve may mitigate a delinquency that could cause impairment, other issues with the loan or borrower could lead to an impairment determination. Based on the nature of the loan, impairment is then measured based on a fair market or discounted cash flow value to assess the current value of the loan relative to the principal balance. If the valuation analysis indicates that repayment in full is doubtful, the loan will be placed on non-accrual status and designated as non-performing.

Interest income recognized on the real estate construction loan portfolio was $3.9 million and $22.7 million for the three and nine months ended September 30, 2010 and $17.8 million and $59.2 million for the three and nine months ended September 30, 2009, respectively,. Cumulative capitalized interest on the real estate construction loan portfolio was $299.1 million and $277.3 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, $251.2 million, or 78.6%, and $477.1 million, or 39.0%, respectively, of the total real estate construction loan portfolio was non-performing.

The decrease in the non-performing loan balance from December 31, 2009 to September 30, 2010 is primarily due to the deconsolidation of the 2006-A Trust. Non-performing loans included in the 2006-A Trust as of December 31, 2009 were $227.5 million, including $207.7 million of non-accrual loans, $5.0 million of accruing loans contractually past due 90 days or more, and $14.8 million of TDRs.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Balance as of beginning of period	$578,633	$447,728	$586,696	$423,844
Charge offs:
Commercial	(24,770)	(52,715)	(82,525)	(230,631)
Real estate	(17,809)	(9,395)	(95,985)	(36,817)
Real estate — construction	(17,282)	(49,163)	(118,153)	(141,594)

Total charge offs	(59,861)	(111,273)	(296,663)	(409,042)

Recoveries
Commercial	253	—	497	11,482
Real estate	22	—	75	—
Real estate — construction	—	—	6	22

Total recoveries	275	—	578	11,504

Net charge offs	(59,586)	(111,273)	(296,085)	(397,538)
Charge offs upon transfer to held for sale	(26,042)	(23,400)	(41,808)	(23,400)
Deconsolidation of 2006-A Trust	(138,134)	—	(138,134)	—
Provision for loan losses	38,771	204,350	282,973	514,499

Balance as of end of period	$393,642	$517,405	$393,642	$517,405

Net charge offs as a percentage of average loans outstanding (annualized)	5.0%	6.0%	5.9%	6.1%

Our allowance for loan losses decreased by $193.1 million to $393.6 million as of September 30, 2010 from $586.7 million as of December 31, 2009. This decrease was comprised of a $155.7 million decrease in general reserves on non-impaired loans and a $37.4 million decrease in specific reserves on impaired loans, primarily due to the deconsolidation of the 2006-A Trust as further described below.

The decrease in the general reserves was primarily due to the deconsolidation of the 2006-A Trust, which resulted in the removal of $91.9 million of general reserves related to those loans held for investment which were derecognized from our balance sheet during the period. The remaining $63.8 million of the decrease in general reserves relates to a reduction in the amount of unpaid principal balance of non-impaired loans due to loan payoffs, principal payments, loan sales, loans newly classified as impaired, and lower expected losses in this portfolio. As of December 31, 2009, the unpaid principal balance of non-impaired commercial loans was $7.1 billion and the general reserves allocated to that portfolio were $470.2 million, representing an effective reserve percentage of 6.6%. As of September 30, 2010, the unpaid principal balance of non-impaired commercial loans had decreased to $5.6 billion and the general reserves allocated to that portfolio had decreased to $314.5 million, representing an effective reserve percentage of 5.6%. The lower effective reserve percentage reflects the lower historical losses generally experienced by the non-impaired loans remaining in our portfolio as of September 30, 2010, as there continues to be a shift in the mix of loans as a result of charge offs and pay downs in the legacy portfolio, offset by new originations with lower inherent losses.

The decrease in the specific reserves was primarily related to $84.4 million of charge offs taken on impaired loans and the removal of $46.3 million in specific reserves due to the deconsolidation of the 2006-A Trust. These decreases were partially offset by the addition of $58.5 million of specific reserves on impaired loans outstanding as of September 30, 2010. The carrying values of our impaired loans reflect incurred losses that we expect to realize.

We employ a formal quarterly process to both identify impaired loans and record appropriate specific reserves based on available collateral and other borrower information. As of December 31, 2009, the total unpaid principal balance of impaired loans was $1.3 billion with specific reserves attributable to that portfolio of $116.5 million. As of December 31, 2009, $442.4 million of the original legal balance of that portfolio had been previously charged off as full collection was deemed remote for portions of these loans. The total prior charge offs and specific reserves as of December 31, 2009 of $559.0 million represented an expected total loss of 33.0% of the original legal balance of $1.7 billion (the December 31, 2009 balance plus amounts previously charged off). As of September 30, 2010, the total unpaid principal balance of impaired loans was $1.0 billion with a specific reserve attributable to that portfolio of $79.1 million. As of September 30, 2010, $526.0 million of the original legal balance of that portfolio had been previously charged off as full collection was deemed remote for portions of these loans. The total prior charge offs and specific reserves as of September 30, 2010 of $605.1 million represented an expected total loss of 39.3% of the legal balance of $1.5 billion (the September 30, 2010 balance plus amounts previously charged off).

CapitalSource Bank Segment

The outstanding unpaid principal balances of non-performing loans in the CapitalSource Bank loan portfolio as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Non-accrual loans
Commercial	$35,465	$41,809
Real estate	172,140	57,190
Real estate — construction	142,044	74,932

Total loans on non-accrual	$349,649	$173,931

Accruing loans contractually past-due 90 days or more
Commercial	$322	$—
Real estate	—	—
Real estate — construction	—	17,695

Total accruing loans contractually past-due 90 days or more	$322	$17,695

Troubled debt restructurings(1)
Commercial	$—	$—
Real estate	35,694	—
Real estate — construction	50,636	—

Total troubled debt restructurings	$86,330	$—

Total non-performing loans
Commercial	$35,787	$41,809
Real estate	207,834	57,190
Real estate — construction	192,680	92,627

Total non-performing loans	$436,301	$191,626

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

Potential problem loans are loans that are not considered one of the non-performing loan categories, as disclosed above, but are loans in which management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing. We had no potential problem loans as of September 30, 2010.

Of our non-accrual loans, $15.6 million and $28.6 million were 30-89 days delinquent, and $148.9 million and $84.1 million were over 90 days delinquent as of September 30, 2010 and December 31, 2009, respectively. Accruing loans 30-89 days delinquent were $0.7 million and $1.1 million as of September 30, 2010 and December 31, 2009, respectively.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Balance as of beginning of period	$164,561	$91,533	$152,508	$55,600
Charge offs:
Commercial	(364)	(2)	(4,049)	(10,922)
Real estate	(15,910)	(2,053)	(57,387)	(4,063)
Real estate — construction	(8,912)	(222)	(44,076)	(66,820)

Total charge offs	(25,186)	(2,277)	(105,512)	(81,805)
Recoveries:
Commercial	—	—	—	—
Real estate	—	—	—	—
Real estate — construction	—	—	—	—

Total recoveries	—	—	—	—

Net charge offs	(25,186)	(2,277)	(105,512)	(81,805)
Charge offs upon transfer to held for sale	(22,922)	(10,958)	(23,341)	(10,958)
Provision for loan losses:
General	(6,556)	27,000	(19,060)	54,400
Specific	21,108	21,451	126,410	109,512

Total provision for loan losses	14,552	48,451	107,350	163,912

Balance as of end of period	$131,005	$126,749	$131,005	$126,749

Allowance for loan losses ratio	3.5%	4.2%	3.5%	4.2%

Provision for loan losses ratio (annualized)	1.6%	6.4%	3.9%	7.3%

Net charge offs as a percentage of average loans outstanding (annualized)	5.3%	1.8%	5.1%	4.3%

As of September 30, 2010, no allowance for loan losses was deemed necessary with respect to the “A” Participation Interest.

During the three and nine months ended September 30, 2010, loans with an aggregate carrying value of $145.9 million and $343.3 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. Loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in troubled debt restructurings were $0.8 million and $2.2 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2009, CapitalSource Bank had two loans involved in troubled debt restructurings.

Of the total $21.1 million and $126.4 million specific provisions for loan losses for the three and nine months ended September 30, 2010, respectively, $21.8 million and $124.0 million, respectively, related to commercial real estate and real estate construction loans. There was $9.8 million and $84.7 million specific provision for loan losses related to commercial real estate and real estate construction loans for the three and nine months ended September 30, 2009, respectively. Due to the large individual credit exposures and characteristics of real estate and real estate construction loans, the level of charge offs in this area has been volatile.

Given our loss experience, we consider our higher-risk loans within the commercial real estate portfolio to be loans secured by collateral that have not reached stabilization. As of September 30, 2010 and December 31, 2009, commercial real estate loans that have not reached stabilization had an outstanding principal balance of $213.0 million and $381.6 million, respectively. This amount was net of cumulative charge offs taken on these loans of $92.2 million and $52.1 million, respectively. In addition, specific reserves allocated to these loans totaled $1.6 million and $15.6 million as of September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2009, no commercial real estate loans were restructured into new loans using an “A note / B note” structure.

During the nine months ended September 30, 2010, CapitalSource Bank restructured three commercial real estate loans into new loans using an “A note / B note” structure where the B note component has been fully charged off. The contractual principal balances of these three loans prior to the restructurings totaled $91.6 million. In connection with the restructurings, $8.8 million of debt was forgiven and charged off, and $4.9 million was collected as principal payments, leaving $59.9 million of A notes and $18.2 million of B notes. As of September 30, 2010, the carrying value of the A notes was $57.2 million.

The workout strategy discussed above results in the A note equaling a balance the borrower can service and is underwritten to a loan to value ratio based on the current collateral valuation. The A note may be upgraded based on the revised terms and management’s assessment of the borrower’s ability and intent to repay. The A note is structured at a market interest rate, and the A note debt service is typically covered by the in-place property operations allowing it to be placed on accrual status. The reduced loan amount induces the borrower to continue to support the loan and maintain the collateral despite the observed reduction in the collateral value. The B note usually bears no interest or an interest rate significantly below the market rate. The A note contains amortization provisions, and the B note requires amortization only after the full repayment of the A note.

Accrual status for each loan, including restructured A notes, is considered on a loan by loan basis. The newly established principal balance of the A note is set at a level where the borrower is expected to keep the loan current and where the underlying collateral value adequately supports the loan. The revised structure is intended to allow the A loan to be placed on accrual status.

All loans that have undergone this A note / B note restructuring are considered troubled debt restructurings. The A notes are deemed impaired and remain so classified for at least one year from the date of the restructuring. After one year, the A notes are evaluated quarterly to determine if the loan performance has complied with the terms of the troubled debt restructuring such that the impairment classification may be removed.

Other Commercial Finance Segment

The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Non-accrual loans
Commercial	$303,296	$364,193
Real estate	76,649	151,658
Real estate — construction	58,270	378,303

Total loans on non-accrual	$438,215	$894,154

Accruing loans contractually past-due 90 days or more
Commercial	$1,733	$43,213
Real estate	6,231	—
Real estate — construction	—	6,085

Total accruing loans contractually past-due 90 days or more	$7,964	$49,298

Troubled debt restructurings(1)
Commercial	$132,244	$96,415
Real estate	14	15,328
Real estate — construction	205	—

Total troubled debt restructurings	$132,463	$111,743

Total non-performing loans
Commercial	$437,273	$503,821
Real estate	82,894	166,986
Real estate — construction	58,475	384,388

Total non-performing loans	$578,642	$1,055,195

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

Potential problem loans are loans that are not considered one of the non-performing loan categories, as disclosed above, but are loans in which management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing. We had no potential problem loans as of September 30, 2010.

Of our non-accrual loans, $19.5 million and $153.9 million were 30-89 days delinquent, and $205.4 million and $304.4 million were over 90 days delinquent as of September 30, 2010 and December 31, 2009, respectively. Accruing loans 30-89 days delinquent were $21.0 million and $94.2 million as of September 30, 2010 and December 31, 2009, respectively.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Balance as of beginning of period	$414,072	$356,195	$434,188	$368,244
Charge offs:
Commercial	(24,406)	(52,713)	(78,476)	(219,709)
Real estate	(1,899)	(7,342)	(38,598)	(32,754)
Real estate — construction	(8,370)	(48,941)	(74,077)	(74,774)

Total charge offs	(34,675)	(108,996)	(191,151)	(327,237)
Recoveries:
Commercial	253	—	497	11,482
Real estate	22	—	75	—
Real estate — construction	—	—	6	22

Total recoveries	275	—	578	11,504

Net charge offs	(34,400)	(108,996)	(190,573)	(315,733)
Charge offs upon transfer to held for sale	(3,120)	(12,442)	(18,467)	(12,442)
Deconsolidation of 2006-A term debt securitization	(138,134)	—	(138,134)	—
Provision for loan losses:
General	(13,616)	37,015	(44,756)	35,136
Specific	37,835	118,884	220,379	315,451

Total provision for loan losses	24,219	155,899	175,623	350,587

Balance as of end of period	$262,637	$390,656	$262,637	$390,656

Allowance for loan losses ratio	9.0%	6.8%	9.0%	6.8%

Provision for loan losses ratio (annualized)	3.3%	10.8%	8.0%	8.2%

Net charge offs as a percentage of average loans outstanding (annualized)	4.6%	8.1%	6.5%	6.9%

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

During the three and nine months ended September 30, 2010, loans with an aggregate carrying value of $132.5 million and $497.0 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. Additionally, loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in troubled debt restructurings were $34.6 million and $22.8 million as of September 30, 2010 and December 31, 2009, respectively.

Provision for loan losses and charge offs for the three and nine months ended September 30, 2010 were driven largely from charge offs in our real estate portfolio which includes land, second lien real estate and mortgage rediscount loans. Due to the large individual credit exposures and characteristics of real estate loans, the level of charge offs in this area has been volatile. However, we have few remaining large real estate loans in our portfolio and believe that we have appropriately specifically reserved for all incurred losses. As of September 30, 2010 and December 31, 2009, the total outstanding principal balance of these higher-risk loans was $126.0 million and $561.5 million, respectively.

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

Unless otherwise specified, the figures presented in the following paragraphs are based on current forecasts and take into account activity since September 30, 2010. The information contained in this section should be read in conjunction with, and is subject to and qualified by the information set forth in our Risk Factors and the Cautionary Note Regarding Forward Looking Statements in our Form 10-K for the year ended December 31, 2009.

CapitalSource Bank Liquidity

Our liquidity forecast is based on our loan origination business plan and our expectations regarding the net growth in the loan portfolio at CapitalSource Bank. Through deposits, cash flow from operations, payments of principal and interest on loans cash equivalents, investments, capital contributions from the Parent Company, borrowings from the FHLB SF and access to other funding sources, we intend to maintain sufficient liquidity at CapitalSource Bank to fund loan commitments and operations as well as to maintain minimum ratios required by our regulators.

CapitalSource Bank uses its liquidity to fund new loans and investment securities, fund commitments on existing loans, fund net deposit outflows and pay operating expenses, including intercompany payments to the Parent Company for origination and other services performed on its behalf. CapitalSource Bank operates in accordance with the conditions imposed in connection with regulatory approvals obtained upon its formation, including requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well-capitalized” under relevant banking regulations, and a ratio of tangible equity to tangible assets of not less than 10% for its first three years of operations. In addition, we have a policy to maintain 10% of CapitalSource Bank’s assets in unencumbered cash, cash equivalents and investments. In accordance with regulatory guidance, we have identified, modeled and planned for the financial, capital and liquidity impact of various events and scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, a material increase in loan funding obligations, a material increase in credit costs or any combination of these events for CapitalSource Bank. We anticipate that CapitalSource Bank would be able to maintain sufficient liquidity and ratios in excess of its required minimum ratios in these events and scenarios.

CapitalSource Bank’s primary source of liquidity is deposits, most of which are in the form of certificates of deposit. As of September 30, 2010, deposits at CapitalSource Bank were $4.6 billion. We believe we will be able to maintain a sufficient level of deposits to fund CapitalSource Bank.

As of September 30, 2010, CapitalSource Bank had $365.3 million of cash and cash equivalents and restricted cash and $1.5 billion in investment securities, available-for-sale. As of September 30, 2010, the amount of CapitalSource Bank’s unfunded commitments to extend credit with respect to existing loans was $959.2 million. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparable damage our reputation in the market. We anticipate that CapitalSource Bank will have sufficient liquidity to satisfy these unfunded commitments.

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

The Parent Company’s uses of liquidity include payments related to mandatory commitment reductions under our syndicated bank credit facility, debt service, operating expenses, any dividends that we may pay and the funding of unfunded commitments. In addition, the Parent Company is required to repurchase its 3.5% and 4.0% Convertible Debentures at the option of the noteholders on July 15, 2011. As of September 30, 2010, outstanding balances on the 3.5% and 4.0% Convertible Debentures were $8.4 million and $285.3 million, respectively. We currently intend to repurchase these Convertible Debentures with cash generated from our operations at or prior to July 15, 2011 to the extent permitted under our other indebtedness. If we do not have sufficient cash or are restricted from using our cash from operations to repurchase these Convertible Debentures, we are permitted to issue new debt or equity securities and use the proceeds to repurchase these Convertible Debentures or offer to exchange the existing Convertible Debentures for newly issued debt or equity securities. For additional information, see Note 10, Borrowings, in our consolidated financial statements for the three and nine months ended September 30, 2010, and Borrowings — Credit Facilities within this section.

Subject to restrictions in our existing indebtedness, sources of liquidity for the Parent Company include cash flows from operations, including, principal and interest payments, credit facility borrowings, equity and debt offerings, asset sales, including sales of REO, and servicing fees from securitizations and credit facilities. A portion of the proceeds from some of these activities is required to be used to make mandatory repayments on our indebtedness.

As of September 30, 2010, the Parent Company had $389.3 million of cash and cash equivalents and restricted cash. The amount of the Parent Company’s unfunded commitments to extend credit with respect to existing loans as of September 30, 2010 exceeded unused funding sources and unrestricted cash by $802.5 million, a decrease of $542.2 million, or 40.3% from December 31, 2009. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. We expect that these unfunded commitments will continue to exceed the Parent Company’s available funds. Our failure to satisfy our full contractual funding commitments to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace.

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

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of September 30, 2010, this facility was undrawn, but we cannot assure you that the FDIC will not require funding under this facility in the future.

Cash and Cash Equivalents and Restricted Cash

As of September 30, 2010 and December 31, 2009, we had $633.1 million and $1.2 billion, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. We had $121.6 million and $168.5 million of restricted cash as of September 30, 2010 and December 31, 2009, respectively. The decrease in cash and cash equivalents was primarily due to a change in CapitalSource Bank’s investment portfolio, as cash and cash equivalents on hand as of December 31, 2009 were reinvested in available-for-sale securities and other investments during the nine months ended September 30, 2010. For additional information about our cash, cash equivalents and restricted cash, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our consolidated financial statements for the three and nine months ended September 30, 2010.

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

Deposits

Deposits gathered through 22 retail bank branches are the primary source of funding for CapitalSource Bank. As of September 30, 2010 and December 31, 2009, CapitalSource Bank had deposits totaling $4.6 billion and $4.5 billion, respectively. For additional information about our deposits, see Note 8, Deposits, in our consolidated financial statements for the three and nine months ended September 30, 2010.

Borrowings

As of September 30, 2010 and December 31, 2009, we had outstanding borrowings totaling $2.5 billion and $4.7 billion, respectively. For additional information on our borrowings, see Note 10, Borrowings, in our consolidated financial statements for the three and nine months ended September 30, 2010 included herein, and Note 12, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2009 included in our Form 10-K.

Our maximum facility amounts, amounts outstanding and unused capacity as of September 30, 2010, were as follows:

	Maximum
	Facility	Amount	Unused
	Amount	Outstanding	Capacity
	($ in thousands)

Credit facilities(1)	$218,250	$78,250	$140,000
Term debt	1,145,638	1,145,638	—
Other borrowings	2,130,552	1,274,876	855,676

Total	$3,494,440	$2,498,764	$995,676

(1)	The amount shown is not reduced by issued and outstanding letters of credit totaling $28.7 million as of September 30, 2010, which limit our ability to utilize capacity.

As of September 30, 2010 and December 31, 2009, approximately 61% and 80%, respectively, of our debt was secured by our assets.

Credit Facilities

As of September 30, 2010, our credit facilities’ commitments and principal amounts outstanding were as follows:

	Committed	Principal
	Capacity	Outstanding
	($ in thousands)

Credit Facilities:
CS Funding III secured credit facility scheduled to mature May 29, 2012(1)	$9,116	$9,116
CS Funding VII secured credit facility scheduled to mature April 17, 2012(2)	1,902	1,902
CS Europe secured credit facility scheduled to mature May 6, 2011(1)(3)	67,232	67,232
CS Inc. syndicated bank credit facility scheduled to mature December 31, 2011	140,000	—

Total credit facilities	$218,250	$78,250

(1)	These credit facilities are in their amortization periods so that committed capacities equal principal outstanding. In the absence of a default and, until the final maturity date, amounts due under these facilities are repaid from principal and interest proceeds from the respective collateral pools.

(2)	The revolving period under this credit facility matured on April 19, 2010 and, in the absence of a default, amounts due under this credit facility are to be repaid from principal and interest proceeds from the collateral pool.

(3)	CS Europe is a €47.5 million multi-currency facility with borrowings denominated in Euro or British Pound Sterling. The amounts presented were translated to USD using the applicable spot rates on September 30, 2010.

Term Debt

During the three months ended September 30, 2010, we delegated certain of our collateral management and special servicing rights in the 2006-A Trust and sold our equity interest and certain notes issued by the 2006-A Trust for $7.0 million. As a result of this transaction, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust, which resulted in the removal of all of its assets and liabilities, including $891.3 million of term debt from our consolidated balance sheet. During the fourth quarter of 2010, we assigned our special servicing rights so that we are no longer the named special servicer of the 2006-A Trust. For additional information on the deconsolidation of the 2006-A Trust, see Note 9, Variable Interest Entities, in our consolidated financial statements for the three and nine months ended September 30, 2010.

As of September 30, 2010 and December 31, 2009, the outstanding balances of our term debt securitizations were $860.6 million and $2.7 billion, respectively. As of September 30, 2010 and December 31, 2009, our 2014 Senior Secured Notes had balances of $285.0 million and $282.9 million, respectively, net of unamortized discounts of $15.0 million and $17.1 million, respectively.

During the three months ended September 30, 2010, we paid off the outstanding balance of the indebtedness associated with our 2007-A term debt securitization.

Convertible Debt

As of September 30, 2010 and December 31, 2009, the outstanding aggregate balances of our convertible debt were $534.0 million and $561.3 million, respectively, net of unamortized discounts of $9.7 million and $18.7 million as of September 30, 2010 and December 31, 2009, respectively. During the nine months ended

September 30, 2010, we repurchased $36.3 million of our 4.0% Convertible Debentures. We did not repurchase any such Convertible Debentures during the three months ended September 30, 2010.

Subordinated Debt

As of September 30, 2010 and December 31, 2009, the outstanding balances of our subordinated debt were $437.9 million and $439.7 million, respectively.

FHLB SF Borrowings and Federal Reserve Bank Credit Program

As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of September 30, 2010 equal to 20% of CapitalSource Bank’s total assets. As of September 30, 2010 and December 31, 2009, the maximum financing available under this formula was $1.2 billion. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of September 30, 2010, collateral with an estimated fair value of $883.9 million was pledged to the FHLB SF.

As of September 30, 2010 and December 31, 2009, CapitalSource Bank had borrowing capacity with the FHLB based on pledged collateral as follows:

	September 30, 2010	December 31, 2009
	($ in thousands)

Borrowing capacity	$847,393	$965,195
Less: outstanding principal	(300,000)	(200,000)
Less: outstanding letters of credit	(750)	(750)

Unused borrowing capacity	$546,643	$764,445

CapitalSource Bank participates in the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of September 30, 2010, collateral with an estimated fair value of $210.3 million had been pledged under this program, and there were no borrowings outstanding under this program.

Commitments, Guarantees & Contingencies

As of September 30, 2010 and December 31, 2009, we had unfunded commitments to extend credit to our clients of $2.2 billion and $2.8 billion, respectively. Additional information on these contingencies is included in Note 20, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K, and Liquidity and Capital Resources — Parent Company Liquidity herein.

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next 15 years and contain provisions for certain annual rental escalations. For additional information, see Note 20, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

We are obligated to provide standby letters of credit in conjunction with several of our lending arrangements. As of September 30, 2010 and December 31, 2009, we had issued $159.5 million and $182.5 million, respectively, in letters of credit which expire at various dates over the next fifteen years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. Additional information on these contingencies is included in Note 16, Commitments and Contingencies, in our consolidated financial statements for the three and nine months ended September 30, 2010 and in Note 20, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2009, included in our Form 10-K.

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

As of September 30, 2010, we had sold all of our direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights, however, no such notification has been received to date. As of September 30, 2010, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

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

Substantially all new loans have been originated at CapitalSource Bank, and we maintain a comprehensive credit policy manual for those loans that is supplemented by specific loan product underwriting guidelines. Among other things, the credit policy manual sets forth requirements that meet the regulations enforced by both the FDIC and the state of California’s Department of Financial Institutions. Examples of such requirements include the loan to value limitations for real estate secured loans, standards for real estate appraisals and other third-party reports, and collateral insurance requirements.

Our underwriting guidelines outline specific underwriting standards and minimum specific risk acceptance criteria for each lending product offered. Loan types defined within these guidelines have three broad categories, within our commercial, real estate, and real estate construction loan portfolios. These categories include asset-based loans, cash flow loans, and real estate loans, and each of these broad categories has specific subsections that define in detail the following:

•	Loan structures that include the lien positions, amortization provisions and loan tenors

•	Collateral descriptions and appropriate valuation methods

•	Underwriting considerations that include minimum diligence and verification requirements

•	Specific risk acceptance criteria that enumerate for each loan type the minimum acceptable credit performance standards. Examples of these criteria include maximum loan-to-value amounts for real estate loans, maximum advance rate amounts for asset-based loans and minimum historical and projected debt service coverage amounts for all loans

We generally measure and document each loan’s compliance with our specific risk acceptance criteria at underwriting. If at underwriting, there is an exception to these criteria, an explanation of the factors that mitigate this additional risk is generally considered before an approval is granted.

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

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of September 30, 2010, the single largest industry concentration was healthcare and social assistance, which made up approximately 21% of our loan portfolio. As of September 30, 2010, taken in the aggregate, non-healthcare real estate loans made up approximately 24% of our loan portfolio. As of September 30, 2010, the largest geographical concentration was Florida, which made up approximately 11% of our loan portfolio.

As of September 30, 2010, $1.0 billion, or 16%, of our portfolio consisted of loans to five clients with aggregate loan balances that are individually greater than $100.0 million. Of this amount, loans to one real estate client totaling $117.1 million were on non-accrual. The remaining loans were performing; however, if any of these loans or the loans listed below were to experience problems, it could have a material adverse impact on our financial condition or results of operations.

Selected information pertaining to our five largest credit relationships as of September 30, 2010 was as follows ($ in thousands):

				Amount of			Allowance		Date of Last	Amount of
Loan	% of Total			Loan(s) at	Loan		for Loan	Underlying	Collateral	Last
Balance	Portfolio	Loan Type	Industry	Origination	Commitment	Performing	Losses	Collateral(1)	Appraisal	Appraisal

$371,270	5.6%	Commercial and Real Estate	Health Care and Social Assistance	$607,180	$371,270	Yes	N/A	Stock Pledge	N/A	N/A(2)

245,410	3.7	Commercial and Real Estate - Construction	Accommodation and Food Services and Finance and Insurance	173,663	249,520	Yes	N/A	Timeshare receivables	N/A	N/A(3)

201,310	3.0	Real Estate	Accommodation and Food Services	5,006	205,171	Yes	N/A	Portfolio of vacation properties	August 2004 - December 2009	674,914(4)

117,097	1.8	Real Estate - Construction	Accommodation and Food Services	60,130	141,731	No	—	Hotel	June 2010	182,000(5)

100,734	1.5	Commercial and Real Estate	Health Care and Social Assistance	122,248	111,772	Yes	N/A	Nursing Care Facilities	January 2005	134,710(6)

$1,035,821	15.6%			$968,227	$1,079,464

(1)	Represents the primary collateral securitizing the loan. In certain cases, there may be additional types of collateral.

(2)	The primary collateral that secures our loan balance of $371.3 million as of September 30, 2010 is a stock pledge of the parent company that owns nursing care facilities valued at $2.1 billion based on appraisals dated May and June 2007. Total senior debt secured by the nursing care facilities was $1.3 billion as of June 30, 2010. Of our total loan balance, $46.3 million was senior debt.

(3)	The collateral that secures our loan balance of $245.4 million primarily comprises timeshare receivables and timeshare real estate and had a total value of $745.1 million as of September 30, 2010. Total senior debt, including our loan balance, secured by the collateral was $348.4 million as of September 30, 2010.

(4)	Total senior debt, including our loan balance, was $309.7 million as of September 30, 2010.

(5)	Total senior debt, including our loan balance, was $179.2 million as of September 30, 2010.

(6)	Total senior debt, including our loan balance, was $120.1 million as of September 30, 2010. The nursing care facilities real estate secures $95.8 million of our loan balance as of September 30, 2010. The remainder of the loan balance of $24.3 million as of September 30, 2010 is secured by accounts receivable.

Problem loans in our portfolio of loans held for investment may include non-accrual loans, accruing loans contractually past-due 90 days or more, or TDRs. Our remediation efforts on problem loans are based upon the characteristics of each specific situation. The various remediation efforts that we may undertake include, among other things, one of or a combination of the following:

•	request that the equity owners of the borrower inject additional capital,

•	require the borrower to provide us with additional collateral,

•	request additional guaranties or letters of credit,

•	request the borrower to improve cash flow by taking actions such as selling non-strategic assets or reducing operating expenses,

•	modify the terms of our debt, including the deferral of principal or interest payments,

•	initiate foreclosure proceedings on the collateral, or

•	sell the loan in certain cases where there is an interested third-party buyer.

There are 126 credit relationships in the non-performing portfolio as of September 30, 2010 and our three largest non-performing credit relationships totaled $257.0 million and comprise 25.3% of our total non-performing loans. These credit relationships comprise real estate construction and real estate loans to borrowers in the construction and accommodation and food services industries. The collateral supporting these loans include land, a hotel and multiple vacation properties. These loans were originated between December 2005 and June 2007. Two of these credit relationships contain loans that were on non-accrual status as of September 30, 2010 and were placed on non-accrual status in March 2010 and June 2010, respectively. As of September 30, 2010, we have established an aggregate allowance for loan losses of $9.4 million on the loans comprising these three credit relationships. Additionally, the outstanding loan balances as of September 30, 2010 for these three credit relationships are inclusive of charge offs taken to reduce the outstanding loan balances to the estimated fair values of the collateral based upon appraisals received in 2010.

TDRs are loans that have been restructured as a result of deterioration in the borrower’s financial position and for which we have granted a concession to the borrower that we would not have otherwise granted if those conditions did not exist. Our concession strategies in TDRs are intended to minimize our economic losses as borrowers experience financial difficulty and provide an alternative to foreclosure. The success of these strategies is highly dependent on our borrowers’ ability and willingness to repay under the restructured terms of their loans. Continued adverse changes in the economic environment or in borrower performance could negatively impact the outcome of these strategies.

A summary of concessions granted by loan type, including the accrual status of the loans as of September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010			December 31, 2009
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total

Commercial
Interest rate and fee reduction	$28,038	$—	$28,038	$23,501	$—	$23,501
Maturity extension	78,555	90,408	168,963	100,321	25,893	126,214
Payment deferral	22,031	4,034	26,065	29,909	32,423	62,332
Multiple concessions	55,870	37,506	93,376	56,003	38,199	94,202

	184,494	131,948	316,442	209,734	96,515	306,249
Real Estate
Interest rate and fee reduction	2,270	—	2,270	2,270	—	2,270
Maturity extension	38,728	35,463	74,191	36,420	10,927	47,347
Multiple concessions	—	—	—	—	4,438	4,438

	40,998	35,463	76,461	38,690	15,365	54,055
Real Estate — Construction
Maturity extension	118,395	—	118,395	66,102	—	66,102
Multiple concessions	14,828	50,732	65,560	—	—	—

	133,223	50,732	183,955	66,102	—	66,102

Total TDRs	$358,715	$218,143	$576,858	$314,526	$111,880	$426,406

We measure the success of our modifications by assessing if the modified loans perform under the new contractual terms. As of September 30, 2010, approximately 41.0% of the balance of our loans restructured as TDRs had incurred losses since their initial restructuring. These losses are incorporated into the historical loss factors that are used in the determination of the allowance for loan losses on our non-impaired loans.

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

Interest Rate Risk Management

Interest rate risk in our normal course of business refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our loan portfolio bears interest at a spread to the LIBOR rate or a prime-based rate with most of the remainder bearing interest at a fixed rate. Approximately half of our borrowings bear interest at a spread to LIBOR or CP, with the remainder bearing interest at a fixed rate. Our deposits are fixed rate, but at short terms. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below. For additional information, see Note 17, Derivative Instruments, in our consolidated financial statements for the three and nine months ended September 30, 2010.

The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to the combined portfolios of our segments as of September 30, 2010, were as follows ($ in thousands):

Rate Change
(Basis Points)

−100	$(670)
−50	(493)
+ 50	3,061
+ 100	7,196

For the purpose of the above analysis, we included loans, investment securities, borrowings, deposits and derivatives. In addition, we assumed that the size of the current portfolio remains the same as the existing portfolio as of September 30, 2010. Loans, investment securities and deposits are assumed to be replaced as they run off. The new loans, investment securities and deposits are assumed to have interest rates that reflect our forecast of prevailing market terms. We also assumed that LIBOR does not fall below 0.15% for loans and borrowings, and that the prime rate does not fall below 3.0% for loans.

As of September 30, 2010, approximately 45% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest. Of the loans with interest rate floors, approximately 92% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of September 30, 2010, were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Below the interest rate floor	$2,692,153	41%
Exceeding the interest rate floor	120,109	2
At the interest rate floor	129,800	2
Loans with interest rate floors on non-accrual	362,137	5
Loans with no interest rate floor	3,323,508	50

Total	$6,627,707	100%

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), an initiative directed at the financial services industry, was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies, including the SEC, to undertake assessments and rulemaking. The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions that are significantly larger than the Parent Company or CapitalSource Bank. Nonetheless, there are provisions with which we will have to comply both as a public company and a financial institution. At this time, it is difficult to predict the full extent to which the Dodd-Frank Act or the resulting regulations will impact our business and operations. As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, we will need to apply adequate resources to ensure that we are in compliance with all applicable provisions. Compliance with these new laws and regulations may result in additional costs and may otherwise adversely impact our results of operations, financial condition or liquidity, any of which may impact our financial condition or results of operations.

A requirement of the Dodd-Frank Act is for the FDIC to set a designated minimum Deposit Insurance Fund (“DIF”) ratio of than 1.35% for any year, compared to the current minimum DIF ratio of 1.15%, by September 30, 2020. The FDIC is also required to offset the effect that this DIF rate increase has on insured depository institutions (“IDI”) with total consolidated assets of less than $10.0 billion. The Dodd-Frank Act also provides that an IDI’s assessment base be changed from the IDI’s insured deposits to its average total consolidated assets minus average tangible equity during the assessment period.

In the fourth quarter of 2010, in response to the Dodd-Frank Act, the FDIC adopted a new Restoration Plan, which foregoes the FDIC’s previously announced assessment rate increase of three basis points scheduled to go into effect January 1, 2011, keeps the current assessment rate schedule in effect, and aims to bring the DIF ratio to 1.35% by September 20, 2020 as mandated by the Dodd-Frank Act. The FDIC will also release a new definition of the assessment base. The FDIC will pursue further rulemaking in 2011 to establish its methods for reaching the 1.35% DIF rate by the statutory deadline and the manner by which the DIF rate offset will take effect.

With the goals of maintaining a positive fund balance and steady, predictable assessment rates throughout economic and credit cycles, the FDIC also adopted a notice of proposed rulemaking to set the designated reserve ratio at 2.0% and to lower assessment rates when the reserve ratio reaches 1.15%. In addition, the FDIC would continue to adopt lower rate schedules in lieu of issuing dividends when the reserve ratio exceeds 2.0% and 2.5%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for additional information on our derivatives, see Note 17, Derivative Instruments, in our consolidated financial statements for the three and nine months ended September 30, 2010, and Note 23, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2009 included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2010 was as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate
			Shares Purchased	Dollar Value)
	Total Number	Average	as Part of Publicly	that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans(2)

July 1 — July 31, 2010	17,400	$5.13	—	—
August 1 — August 31, 2010	—	—	—	—
September 1 — September 30, 2010	3,652	5.19	—	—

Total	21,052	5.14	—	$24,218,493

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)	In March 2009, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock through open market purchases or privately negotiated transactions from time to time for a period of up to two years. At the beginning of the period, $24.2 million of our common stock was available to be repurchased under the plan. There was no repurchase activity during the three months ended September 30, 2010. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. Our ability to repurchase additional shares may be limited by the terms of our 2014 Senior Secured Notes, and there is no assurance that we will repurchase any additional shares.

ITEM 5.	OTHER INFORMATION

On October 29, 2010, CapitalSource Bank filed its Consolidated Reports of Condition and Income for A Bank With Domestic Offices Only — FFIEC 041, for the quarter ended September 30, 2010 (the “Call Report”) with the Federal Deposit Insurance Corporation (“FDIC”).

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: November 4, 2010	/s/ STEVEN A. MUSELES Steven A. Museles Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2010	/s/ JAMES J. PIECZYNSKI James J. Pieczynski Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2010	/s/ DONALD F. COLE Donald F. Cole Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2010	/s/ BRYAN D. SMITH Bryan D. Smith Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No		Description

3.1		Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008)(incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2		Amended and Restated Bylaws (composite version; reflects all amendments through November 15, 2009)(incorporated by reference to exhibit 3.1 to the Form 8-K filed by CapitalSource on November 17, 2009).
10.1		Sublease of Office Lease Agreement dated as of September 1, 2010 by and between CapitalSource Finance LLC and Brown Investment Advisory and Trust Company.†
10	.2*	Amended and Restated Deferred Compensation Plan.†
12.1		Ratio of Earnings to Fixed Charges.†
31	.1.1	Rule 13a — 14(a) Certification of Chairman of the Board and Co-Chief Executive Officer.†
31	.1.2	Rule 13a — 14(a) Certification of Chairman of the Board and Co-Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 Certifications.†
99.1		CapitalSource Bank’s Consolidated Reports of Condition and Income for A Bank with Domestic Office only-FFIEC 041, for the quarter ended September 30, 2010.

†	Filed herewith.

*	Management contract or compensatory plan or arrangement