Form 10-K
period 2010-12-31
CAPITALSOURCE INC
filed 2011-02-28
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

Commission File No. 1-31753
CapitalSource Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2206895

(State of Incorporation)	(I.R.S. Employer Identification No.)

5404 Wisconsin Avenue, 2nd Floor
Chevy Chase, MD 20815
(Address of Principal Executive Offices, Including Zip Code)
(866) 695-3457

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2010 was $1,396,051,494.

As of February 24, 2011, the number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding was 323,346,948.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CapitalSource Inc.’s Proxy Statement for the 2011 annual meeting of shareholders, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including the footnotes to our audited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about our deposit base and capital ratios, our intention to originate loans at CapitalSource Bank, our portfolio runoff and growth, our expectations regarding future credit performance, our delinquent, non-accrual and impaired loans, charge offs, expected payments on securitized loans related to the maturities of the term debt securitizations, our liquidity and capital position, repayment of our indebtedness, our plans regarding the 3.5% and 4.0% Convertible Debentures, CapitalSource Bank’s capitalization and accessing of financing, expected prepayment speeds of and our intention to hold our investment securities, economic and market conditions for our business, our expectations regarding our application to become a bank holding company and convert CapitalSource Bank’s charter to a commercial charter, the performance of our loans, in particular our high balance loans, loan yields, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) on our operations, the impact of accounting pronouncements, taxes and tax audits and examinations, our unfunded commitments, risk management, and our valuation allowance with respect to, and our realization and utilization of, net deferred tax assets, net operating loss carryforwards and built-in losses. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions or investment or lending opportunities may result in increased credit losses and delinquencies in our portfolio; movements in interest rates and lending spreads may adversely affect our borrowing strategy and rate of growth; operating under the Dodd-Frank regulatory regime could be more costly and restrictive than expected; we may not be successful in maintaining or growing deposits or deploying capital in favorable lending transactions or originating or acquiring assets in accordance with our strategic plan; competitive and other market pressures including a significant decline in market interest spreads could adversely affect loan pricing; the nature, extent, and timing of any governmental and regulatory actions and reforms; the success and timing of other business strategies and asset sales; continued or worsening charge offs, reserves and delinquencies may adversely affect our earnings and financial results; we may not receive the regulatory approvals needed to become a bank holding company within our expected time frame or at all, changes in tax laws or regulations could adversely affect our business; hedging activities may result in reported losses not offset by gains reported in our audited consolidated financial statements; and other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-K and documents filed by us with the Securities and Exchange Commission (the “SEC”). All forward-looking statements included in this Form 10-K are based on information available at the time the statement is made.

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

Overview

References to we, us, the Company or CapitalSource refer to CapitalSource Inc. together with its subsidiaries. References to CapitalSource Bank include its subsidiaries, and references and to Parent Company refer to CapitalSource Inc. and its subsidiaries other than CapitalSource Bank.

We are a commercial lender that, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. As of December 31, 2010, we had 1,401 loans outstanding, with an aggregate outstanding principal balance of $6.4 billion. Included in the loan portfolio are certain loans shared between CapitalSource Bank and the Parent Company.

For the year ended December 31, 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the years ended December 31, 2009 and 2008, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of the remaining assets related to this segment during the year ended December 31, 2010. We have reclassified all comparative period results to reflect our two current reportable segments. For additional information, see Note 24, Segment Data, in our audited consolidated financial statements for the year ended December 31, 2010.

Through our CapitalSource Bank segment activities, we provide a wide range of financial products primarily to small and middle market businesses throughout the United States and also offer depository products and services in southern and central California, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by regulation. As of December 31, 2010, CapitalSource Bank had 1,031 loans outstanding, with an aggregate outstanding principal balance of $3.8 billion and deposits of $4.6 billion.

Through our Other Commercial Finance segment activities, the Parent Company provides financial products primarily to small and middle market businesses. Our activities in the Parent Company consist primarily of satisfying existing loan commitments made prior to CapitalSource Bank’s formation and receiving payments on that loan portfolio. As of December 31, 2010, our Other Commercial Finance segment had 400 loans outstanding, and the Parent Company held total loans having an aggregate outstanding principal balance of $2.6 billion.

As of December 31, 2010, our average loan size was $4.5 million, and our average loan exposure by client was $5.7 million. Our loans generally have a remaining maturity of one to five years with a weighted average remaining term to maturity of 3.6 years as of December 31, 2010. The majority of our loans require monthly interest payments at variable rates and, in many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients. As of December 31, 2010, our geographically diverse client base consisted of 1,115 clients with headquarters in 49 states, the District of Columbia, Puerto Rico and select international locations, primarily in Canada and Europe.

Developments During Fiscal Year 2010

During 2010, we further simplified our business and progressed in our transformation to a banking model by continuing to originate new loans in CapitalSource Bank, completely divesting the remaining assets in our Healthcare Net Lease segment, substantially eliminating our involvement in and exposure to our 2006-A term debt securitization (the “2006-A Trust”), which resulted in our deconsolidating the entity, broadening our lending platform, improving our Parent Company liquidity, repaying a significant portion of Parent Company indebtedness, strengthening our balance sheet and implementing our strategy to convert our bank’s industrial charter to a commercial charter.

Exit of Skilled Nursing Home Ownership Business

In June 2010, we completed the sale of our long-term healthcare facilities to Omega Healthcare Investors, Inc., and, as a result, we exited the skilled nursing home ownership business. Consequently, we have presented the financial condition and results of operations for this business as discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business.

Deconsolidation of the 2006-A Term Debt Securitization

In July 2010, we delegated certain of our collateral management and special servicing rights in our 2006-A Trust and sold our equity interest and certain notes issued by the 2006-A Trust for $7.0 million. In October 2010, we assigned our special servicing rights so that we are no longer the named special servicer of the 2006-A Trust. As a result of the delegation and sale transaction, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust, which resulted in the removal of all of its assets and liabilities, including $801.9 million of loans, net, $55.6 million of restricted cash and $891.3 million of term debt from our consolidated balance sheet. Consequently, comparisons made to our operating results for the year ended December 31, 2010 reflect the impact of this deconsolidation on certain categories of income and expense in our audited consolidated statements of operations, including interest income, interest expense and the provision for loan losses.

Bank Charter Conversion

We are pursuing our strategy of converting CapitalSource Bank to a commercial bank. Our current strategy for achieving this goal involves becoming a bank holding company under the Bank Holding Company Act of 1956. Subject to ongoing discussions with regulatory authorities, we expect to file an application to convert the existing industrial charter of CapitalSource Bank to a commercial charter and to file an application to become a bank holding company. This process is moving forward and we continue to expect it can be concluded during the second half of 2011. There is no assurance that any of the regulatory authorities will approve our applications.

Broadening of Our Lending Platform

In 2010, we added three new lending platforms to our product offerings: Small Business Lending, which provides loans to small businesses, including loans guaranteed by the Small Business Administration (“SBA”); Corporate Asset Finance, which provides loans to clients for use in purchasing and leasing equipment, machinery and other assets necessary for their operations; and Professional Practice Lending, which provides loans to professional practices including dentists, physicians, pharmacists and optometrists.

Share Repurchase Program

In December 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock over a period of up to two years. Any share repurchases made under the stock repurchase plan will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend upon market conditions and other factors and repurchases may be suspended or discontinued at any time. In December 2010, we repurchased 1,415,000 shares of our common stock under the share repurchase plan, at an average price of $7.01 per share for a total purchase price of $9.9 million. All shares repurchased under the share repurchase plan were retired upon settlement.

Improvement in Parent Company Liquidity

In 2010, we closed several transactions that strengthened our balance sheet and improved liquidity at the Parent Company. As of December 31, 2009, we had four secured credit facilities with aggregate commitments of $691.3 million and an aggregate outstanding principal balance of $542.8 million. As of December 31, 2010, we had four secured credit facilities with aggregate commitments of $167.5 million and an aggregate outstanding principal balance of $67.5 million. During the first quarter of 2011, we repaid and terminated all of the credit facilities with the exception of our syndicated bank facility, which had no outstanding balance as of December 31, 2010.

As of December 31, 2010, the Parent Company’s unrestricted cash and immediately available borrowing capacity was $466.9 million and $100.0 million, respectively, representing increases of $50.5 million and $15.7 million, respectively, from December 31, 2009.

Loan Products and Service Offerings

Senior Secured Loans

We make senior secured, asset-based, real estate and cash flow loans, which have a first priority lien in the collateral securing the loan. Asset-based loans are collateralized by specified assets of the client, generally the client’s accounts receivable, inventory and/or machinery. Real estate loans are secured by senior mortgages on real property. We make cash flow loans based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. Our cash flow loans generally are secured by a security interest in all or substantially all of a client’s assets.

Our lending activities are primarily focused on the following sectors:

•	Equipment leasing and finance: equipment loans and leases collateralized by the specific equipment financed;

•	Healthcare: real estate, asset-based and cash flow loans to healthcare providers;

•	Commercial real estate: mortgage loans on a variety of commercial property types;

•	Multifamily real estate;

•	Lender finance loans secured by timeshare, auto and other consumer receivables;

•	Security: asset-based and cash flow loans to companies in the physical security, government security, and public safety sectors;

•	Technology: loans to technology companies that provide critical product or service offerings, including wireless communication tower owner/operators, information technology hosting providers and managed service providers;

•	Small business lending: loans guaranteed in part by the SBA to small businesses; and

•	Professional practices: business loans primarily to dentists, physicians, pharmacists and optometrists.

Depository Products and Services

Through CapitalSource Bank’s 21 branches in southern and central California, we provide savings and money market accounts, individual retirement account products and certificates of deposit. These products are insured up to the maximum amounts permitted by the Federal Deposit Insurance Corporation (“FDIC”).

As of December 31, 2010, our portfolio of assets by type was as follows (percentages by gross carrying values):

Loan Products and Investments by Type

As of December 31, 2010, our loan portfolio by geographic region was as follows:

Loan Portfolio by Geographic Region(1)

(1)	Geographic region is based on the legal address of the borrower.

CapitalSource Bank Segment Overview

As of December 31, 2010 and 2009, the CapitalSource Bank segment included:

	December 31,
	2010	2009
	($ in thousands)

Assets:
Cash and cash equivalents(1)	$377,054	$821,980
Investment securities, available-for-sale	1,510,384	901,764
Investment securities, held-to-maturity	184,473	242,078
Commercial real estate “A” Participation Interest, net	—	530,560
Loans(2)	3,848,511	3,061,426
Federal Home Loan Bank of San Francisco stock	19,370	20,195

Total	$5,939,792	$5,578,003

Liabilities:
Deposits	$4,621,273	$4,483,879
Federal Home Loan Bank of San Francisco borrowings	412,000	200,000

Total	$5,033,273	$4,683,879

(1)	As of December 31, 2010 and 2009, the amounts include restricted cash of $23.5 million and $65.9 million, respectively.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with original maturity of three months or less. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consists of discount notes issued by Fannie Mae, Freddie Mac and the Federal Home Loan Bank (“FHLB”) (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), residential mortgage-backed securities rated AAA issued by non-government-agencies (“Non-agency MBS”), corporate debt securities and U.S. Treasury and agency securities. CapitalSource Bank pledged a significant portion of its investment securities, available-for-sale, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) and the Federal Reserve Bank (“FRB”) as a source of borrowing capacity as of December 31, 2010. For additional information on our investment securities, available-for-sale, see Note 6, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity, consists of commercial mortgage-backed securities rated AAA. For additional information on our investment securities, held-to-maturity, see Note 6, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Commercial Real Estate “A” Participation Interest

The “A” Participation Interest, representing our share in a pool of commercial real estate loans and related assets, was fully repaid during the fourth quarter of 2010. For additional information on the “A” Participation Interest, see Note 5, Commercial Lending Assets and Credit Quality, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

CapitalSource Bank Segment Loan Portfolio Composition

Total CapitalSource Bank loan portfolio reflected in the portfolio statistics below includes loans held for sale of $14.2 million as of December 31, 2010. CapitalSource Bank did not have loans held for sale as of December 31, 2009.

As of December 31, 2010 and 2009, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	December 31,
	2010		2009
		($ in thousands)

Commercial	$2,029,407	53%	$1,594,974	52%
Real estate	1,634,062	42	1,086,961	36
Real estate — construction	185,042	5	379,491	12

Total(1)	$3,848,511	100%	$3,061,426	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

The CapitalSource Bank loan portfolio has original maturities ranging from three to eight years. As of December 31, 2010, the weighted average original term to maturity and weighted average remaining term of our CapitalSource Bank loan portfolio were approximately 6.5 years and 4.5 years, respectively. As of December 31, 2010, the weighted average remaining lives of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$175,000	$1,615,811	$238,596	$2,029,407
Real estate	350,087	789,489	494,486	1,634,062
Real estate — construction	138,680	40,125	6,237	185,042

Total(1)	$663,767	$2,445,425	$739,319	$3,848,511

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2010, approximately 68% of the adjustable rate portfolio comprised loans that are subject to an interest rate floor and are accruing interest. Due to low market interest rates as of December 31, 2010, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 1.91% as of December 31, 2010. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of December 31, 2010, the composition of CapitalSource Bank loan balances by index and by loan type was as follows:

	Loan Type
			Real Estate-
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$625,619	$979,972	$47,360	$1,652,951	43%
2-Month LIBOR	33,925	—	—	33,925	1
3-Month LIBOR	464,228	41,089	—	505,317	13
6-Month LIBOR	52,384	57,800	—	110,184	3
Prime	519,111	79,278	5,742	604,131	15
Other	66,593	8,296	—	74,889	2

Total adjustable rate loans	1,761,860	1,166,435	53,102	2,981,397	77
Fixed rate loans	221,628	397,189	—	618,817	17
Loans on non-accrual status	45,919	70,438	131,940	248,297	6

Total loans(1)	$2,029,407	$1,634,062	$185,042	$3,848,511	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2010, our CapitalSource Bank loan portfolio by industry was as follows (percentages by gross carrying values as of December 31, 2010):

CapitalSource Bank Loan Portfolio by Industry

As of December 31, 2010, CapitalSource Bank’s largest loan had an outstanding balance of $129.2 million. As of December 31, 2010, our CapitalSource Bank commercial loan portfolio by loan balance was as follows:

CapitalSource Bank Loan Portfolio by Loan Balance

As of December 31, 2010, the number of loans, average loan size, number of clients and average loan size per client by loan type for CapitalSource Bank were as follows:

				Average Loan
	Number	Average	Number of	Size per
	of Loans(1)	Loan Size(2)	Clients	Client(2)
	($ in thousands)

Commercial	400	$5,074	303	$6,698
Real estate(3)	614	2,661	585	2,793
Real estate — construction	17	10,885	14	13,217

Overall CapitalSource Bank loan portfolio	1,031	3,733	902	4,267

(1)	Includes 30 loans shared with the Other Commercial Finance segment.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

(3)	Includes 237 multi-family loans with an average loan size of $1.4 million.

FHLB SF Stock

Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2010.

Deposits

As of December 31, 2010 and 2009, a summary of CapitalSource Bank’s deposit portfolio by product type and the maturities of the certificates of deposit portfolio were as follows:

	December 31,
	2010		2009
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	($ in thousands)

Interest-bearing deposits:
Money market	$236,811	0.78%	$258,283	0.99%
Savings	694,157	0.84	599,084	1.09
Certificates of deposit	3,690,305	1.27	3,626,512	1.68

Total interest-bearing deposits	$4,621,273	1.18	$4,483,879	1.56

	December 31, 2010
		Weighted
		Average
	Balance	Rate
	($ in thousands)

Remaining maturity of certificates of deposit:
0 to 3 months	$1,027,182	1.09%
4 to 6 months	965,723	1.09
7 to 9 months	446,046	1.26
10 to 12 months	464,873	1.37
Greater than 12 months	786,481	1.67

Total certificates of deposit	$3,690,305	1.27

FHLB SF Borrowings

FHLB SF borrowings increased to $412.0 million as of December 31, 2010 from $200.0 million as of December 31, 2009. These borrowings were used primarily for interest rate risk management and short-term funding purposes. The weighted average remaining maturities of the borrowings were approximately 2.3 years and 1.9 years as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

		Weighted
		Average
	Balance	Rate
	($ in thousands)

Less than 1 year	$151,000	1.03%
After 1 year through 2 years	53,000	2.01
After 2 years through 3 years	43,000	1.35
After 3 years through 4 years	55,000	2.34
After 4 years through 5 years	95,000	2.08
After 5 years	15,000	2.88

Total	$412,000	1.67

Other Commercial Finance Segment Overview

As of December 31, 2010 and 2009, the Other Commercial Finance segment included:

	December 31,
	2010	2009
	($ in thousands)

Assets:
Investment securities, available-for-sale	$12,527	$58,827
Loans(1)	2,509,699	5,220,814
Other investments(2)	71,889	96,517

Total	$2,594,115	$5,376,158

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

(2)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Other Commercial Finance Segment Loan Portfolio Composition

Total Other Commercial Finance loan portfolio reflected in the portfolio statistics below includes loans held for sale of $191.1 million and $0.7 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	December 31,
	2010		2009
	($ in thousands)

Commercial	$2,209,064	88%	$3,441,481	66%
Real estate	192,096	8	939,598	18
Real estate — construction	108,539	4	839,735	16

Total(1)	$2,509,699	100%	$5,220,814	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Our loans generally have original maturities ranging from three to ten years. As of December 31, 2010, the weighted average term to maturity and weighted average remaining term of our Other Commercial Finance loan portfolio were approximately 6.5 years and 2.3 years, respectively. As of December 31, 2010, the weighted average remaining lives of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$494,657	$1,462,661	$251,746	$2,209,064
Real estate	155,742	22,574	13,780	192,096
Real estate — construction	67,648	40,891	—	108,539

Total(1)	$718,047	$1,526,126	$265,526	$2,509,699

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2010, approximately 45% of the adjustable rate loan portfolio comprised loans that are subject to an interest rate floor and are accruing interest. Due to low market interest rates as of December 31, 2010, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.34% as of December 31, 2010. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of December 31, 2010, the composition of Other Commercial Finance loan balances by index and by loan type was as follows:

	Loan Type
			Real Estate-
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$923,755	$91,681	$—	$1,015,436	40%
2-Month LIBOR	23,172	—	—	23,172	1
3-Month LIBOR	265,046	—	—	265,046	11
6-Month LIBOR	38,146	—	—	38,146	2
1-Month EURIBOR	103,759	—	—	103,759	4
3-Month EURIBOR	28,363	—	—	28,363	1
6-Month EURIBOR	22,294	—	—	22,294	1
Prime	430,131	8,455	39,868	478,454	19

Total adjustable rate loans	1,834,666	100,136	39,868	1,974,670	79
Fixed rate loans	53,900	30,640	—	84,540	3
Loans on non-accrual status	320,498	61,320	68,671	450,489	18

Total loans(1)	$2,209,064	$192,096	$108,539	$2,509,699	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2010, our Other Commercial Finance loan portfolio by industry was as follows (percentages by gross carrying values as of December 31, 2010):

Other Commercial Finance Loan Portfolio by Industry

As of December 31, 2010, the largest commercial loan in our Other Commercial Finance segment had an outstanding balance of $325.0 million and is a mezzanine loan to a borrower that owns, operates, leases or manages 211 skilled nursing facilities, 24 assisted living facilities and three transition care units in 13 states. As of December 31, 2010, our Other Commercial Finance loan portfolio by loan balance was as follows:

Other Commercial Finance Loan Portfolio by Loan Balance

As of December 31, 2010, our Other Commercial Finance loan portfolio by geographic region was as follows:

Other Commercial Finance Loan Portfolio by Geographic Region(1)

(1)	Geographic region is based on the legal address of the borrower.

As of December 31, 2010, the number of loans, average loan size, number of clients and average loan size per client by loan type were as follows:

				Average Loan
	Number of	Average	Number of	Size per
	Loans(1)	Loan Size(2)	Clients	Client(2)
	($ in thousands)

Commercial	355	$6,223	218	$10,133
Real estate	32	6,003	28	6,861
Real estate — construction	13	8,349	12	9,045

Overall Other Commercial Finance loan portfolio	400	6,270	258	9,721

(1)	Includes 30 loans shared with CapitalSource Bank.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses.

Other Investments

The Parent Company has made investments in some of our borrowers in connection with the loans provided to them. These investments usually comprised equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants.

Investment Securities, Available-for-sale

Investment securities, available-for-sale consist of corporate debt, equity securities and our interests in the 2006-A Trust.

Enterprise Risk Management

We take an enterprise-wide approach to risk management designed to support our organizational and strategic objectives and to enhance shareholder value. Global risk oversight is conducted by senior management and overseen by the Board of Directors. As part of its oversight responsibilities, the Board monitors how management operates the Company and manages strategic, credit, liquidity, financial, market, regulatory/compliance, legal, fraud, reputation, compensation, and operational risks. The involvement of the full Board in setting our business strategy is a fundamental part of its assessment and establishment of appropriate risk tolerances for the Company.

Board Level Risk Oversight

While the full Board of Directors is responsible for risk oversight, committees of the Board provide direct oversight of risks arising from specific activities. The Audit Committee oversees financial and accounting risk, including internal controls, and operational and regulatory risk. The Audit Committee receives periodic risk assessment reports from our internal audit department assessing the primary accounting and financial risks facing CapitalSource and management’s considerations for mitigating these risks. The Audit Committee also assesses the guidelines and policies that govern the processes for identifying and assessing significant financial and accounting risks and formulating and implementing steps to minimize such risks and exposures. The Audit Committee considers risks in the financial reporting and disclosure process and review policies on financial risk control assessment and accounting risk exposure. The Audit Committee meets with management, including our Co-Chief Executive Officers, Chief Financial Officer, our internal audit department, auditors and our independent registered public accounting firm in executive sessions at least quarterly, and with our General Counsel as necessary from time to time.

The Audit Committee also supervises the internal audit function, which provides the Audit Committee with periodic assessments of our risk management processes and internal quality-control procedures. The Audit Committee periodically reviews our internal audit department, including its independence and reporting authority and obligations and the development and coordination of proposed audit plans for coming years. The Audit Committee receives notification of material adverse findings from internal audits and a progress report at least quarterly on the proposed internal audit plan, as appropriate, with explanations for changes from the original plan. The Audit Committee reviews with management and the independent audit department the adequacy of our internal control structure and procedures for financial reporting and the resolution of any identified material weaknesses or significant deficiencies in such internal control structure and procedures.

The Asset, Liability and Credit Policy (“ALCP”) Committee meets periodically but no less frequently than quarterly and assists the Board in overseeing and reviewing our asset, liability and credit risk management and strategies, including the significant policies, procedures and practices employed to manage these risks. The ALCP Committee periodically reviews our liquidity and cash management, the quality of our loan portfolio, and our credit practices, policies and procedures. The ALCP Committee also reviews information regarding problem assets and portfolio concentrations and trends.

The Compensation Committee provides oversight with respect to compensation-related risks and strives to ensure that the Company’s incentive and other compensation policies and practices are consistent with the Company’s business strategies and in compliance with applicable laws and regulatory guidance. Management regularly assesses our compensation policies and practices to identify and mitigate compensation-related risks as appropriate.

Management Level Risk Oversight

While the Board has ultimate oversight responsibility for our risk management, we have utilized management level committees to actively assess and manage risks across the Company. As of February 2011, our Board of Directors established a formal enterprise-wide management level Enterprise Risk Management (“ERM”) infrastructure that aligns with bank regulatory guidance. The ERM infrastructure is governed by a Board approved ERM Policy and administered by a management ERM Committee (“ERMC”) chaired by our Chief Compliance Officer. The ERMC comprises executive and senior level management and reports to the Board on enterprise-wide risks and risk management. The ERMC is responsible for implementing risk identification, assessment and monitoring systems, where applicable, and has oversight responsibility for the processes that identify, measure, mitigate and report on the Company’s risk categories, including strategic, credit, liquidity, financial, market, regulatory compliance, legal, fraud, reputation, compensation and operational risks.

Financing

We depend on depository and external financing sources to fund our operations. We employ a variety of financing arrangements, including deposits, secured credit facilities, term debt, convertible debt, subordinated debt and equity. As a member of the FHLB SF, one of 12 regional banks in the FHLB system, CapitalSource Bank had financing availability with the FHLB SF as of December 31, 2010 equal to 20% of CapitalSource Bank’s total assets.

Competition

Our markets are competitive and characterized by varying competitive factors. We compete with a large number of financial services companies, including:

•	commercial banks and thrifts;

•	specialty and commercial finance companies;

•	private investment funds;

•	insurance companies; and

•	investment banks.

Some of our competitors have substantial market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of our competitors also have access to a lower cost of capital. We believe we compete based on:

•	in-depth knowledge of our clients’ industries and their business needs based upon information received from our clients’ key decision-makers, analysis by our experienced professionals and interaction between our clients’ decision-makers and our experienced professionals;

•	our breadth of product offerings and flexible and creative approach to structuring products that meet our clients’ business and timing needs; and

•	our superior client service.

Supervision and Regulation

Our bank operations are subject to regulation by federal and state regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions. CapitalSource Bank is a California industrial bank and is subject to supervision and regular examination by the FDIC and the California Department of Financial Institutions (“DFI”). CapitalSource Bank’s deposits are insured up to the maximum amounts permitted by regulation.

Although the Parent Company is not directly regulated or supervised by the DFI, the FDIC, the Federal Reserve Board or any other federal or state bank regulatory authority either as a bank holding company or otherwise, the FDIC has authority pursuant to arrangements with the Parent Company and CapitalSource Bank to examine the Parent Company and its relationship and transactions between it and CapitalSource Bank and the effect of such relationships and transactions on CapitalSource Bank. The Parent Company also is subject to regulation by other applicable federal and state agencies, such as the SEC. We are required to file periodic reports with these regulators and provide any additional information that they may require.

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

General

CapitalSource Bank must file reports with the DFI and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to changing its approved business plan or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. CapitalSource Bank will complete its initial three year de novo period in July 2011. It is our expectation that upon completion of the initial three year de novo time period, both CapitalSource Bank and the Parent Company will cease being subject to the various conditions contained in the FDIC Order granting deposit insurance and the DFI Order establishing CapitalSource Bank as is customarily the case for de novo banks upon reaching their three-year anniversary date. Notwithstanding the termination of any such conditions, we will remain subject to bank safety and soundness requirements as well as to various regulatory capital requirements established by federal and state regulatory agencies, including any new conditions that our regulators may determine.

Under current FDIC guidance CapitalSource Bank is required to file a revised business plan for years four to seven of an expanded de novo period. During this expanded time period, CapitalSource Bank may be subject to increased supervision than would otherwise be applicable to a bank that has been in existence longer than three years, including enhanced FDIC supervision for compliance examinations and Community Reinvestment Act evaluations. There are periodic examinations by the DFI and the FDIC to evaluate CapitalSource Bank’s safety and soundness and compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the credit classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the regulators or Congress, could have a material adverse impact on our operations.

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

California law provides that industrial banks are generally subject to a limit on loans to one borrower. An industrial bank based in California may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. As of December 31, 2010, CapitalSource Bank’s limit on loans to one borrower was $157.4 million if unsecured and $262.4 million if secured by collateral.

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

The Parent Company has entered into a supervisory agreement with the FDIC (the “Parent Agreement”) consenting to examination of the Parent Company by the FDIC to monitor compliance with the laws and regulations applicable to CapitalSource Bank and its affiliates. The Parent Company and CapitalSource Bank are parties to a Capital Maintenance and Liquidity Agreement (“CMLA”) with the FDIC providing that, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain CapitalSource Bank’s total risk-based capital ratio at all times to meet or exceed the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of the FDIC, the Parent Company has provided a $150.0 million unsecured revolving credit facility that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. The Parent Agreement also requires the Parent Company to maintain the capital levels of CapitalSource Bank at the levels required in the CMLA.

It is important to meet minimum capital requirements established by the FDIC and the DFI for CapitalSource Bank to avoid mandatory or additional discretionary actions initiated by these regulatory agencies. These potential actions could have a direct material effect on our audited consolidated financial statements. Based upon the regulatory framework, we must meet specific capital guidelines that involve quantitative measures of the banking assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts, the ability to pay dividends and other requirements and classifications are also subject to qualitative judgments by the regulators about risk weightings and other factors.

The international Basel Committee on Banking Supervision published the final text of Basel III on December 16, 2010, which introduces new minimum capital requirements, two liquidity ratios, a charge for credit value adjustment and a leverage ratio, among other things. The Basel III requirements will be implemented over an extended period of time. This time period will not commence and will have a minimal impact on us until such time as the U.S. banking regulators adopt the Basel III requirements. We will continue to monitor developments relating to Basel III adoption in the U.S. and its potential impact on our operations.

Federal Home Loan Bank System

CapitalSource Bank is a member of the FHLB SF. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available advances and loans to its members. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. As a member, CapitalSource Bank is required to purchase and maintain stock in the FHLB SF. As of December 31, 2010, CapitalSource Bank had $19.4 million in FHLB SF stock, which was in compliance with this requirement. There can be no assurance that the FHLB SF will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.

Dodd-Frank Act

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

A requirement of the Dodd-Frank Act is for the FDIC to set a designated minimum Deposit Insurance Fund (“DIF”) ratio of 1.35% for any year, compared to the current minimum DIF ratio of 1.15%, by September 30, 2020. The FDIC is also required to offset the effect that this DIF rate increase has on insured depository institutions (“IDI”) with total consolidated assets of less than $10.0 billion. The Dodd-Frank Act also provides that an IDI’s assessment base be changed from the IDI’s insured deposits to its average total consolidated assets minus average tangible equity during the assessment period.

In the fourth quarter of 2010, in response to the Dodd-Frank Act, the FDIC adopted a new Restoration Plan, which foregoes the FDIC’s previously announced assessment rate increase of three basis points previously scheduled to go into effect January 1, 2011, keeps the current assessment rate schedule in effect, and aims to bring the DIF ratio to 1.35% by September 20, 2020 as mandated by the Dodd-Frank Act. The FDIC will also release a new definition of the assessment base. The FDIC will pursue further rulemaking in 2011 to establish its methods for reaching the 1.35% DIF rate by the statutory deadline and the manner by which the DIF rate offset will take effect.

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

The Dodd-Frank Act also established requirements for financial institutions with consolidated assets in excess of $1 billion to established risk based incentive compensation programs. Federal regulatory agencies are currently drafting rules to implement this component of the Dodd-Frank Act. We are monitoring the rulemaking process and reviewing current incentive compensation programs for compliance with and in preparation for future implementation of joint agency rules.

Insurance of Accounts and Regulation by the FDIC

CapitalSource Bank’s deposits are insured up to the maximum amounts permitted by the DIF of the FDIC, currently $250,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against insured institutions.

On October 7, 2008, the FDIC established a Restoration Plan for the DIF to return the DIF to its statutorily mandated minimum reserve ratio of 1.15% within five years. In 2009, the Restoration Plan was amended to extend the restoration period to seven years and Congress subsequently amended the statute to allow the FDIC up to eight years to return the DIF reserve ratio to 1.15%, absent extraordinary circumstances. To meet this reserve ratio by the end of 2016, the FDIC amended its Restoration Plan and adopted a uniform 3 basis point increase in the initial assessment rates effective January 1, 2011.

The Dodd-Frank Act establishes a minimum designated reserve ratio (“DRR”) of 1.35% of estimated insured deposits, provides discretion to the FDIC to develop a new assessment base, mandates the FDIC adopt a restoration plan should the fund balance fall below 1.35%, and provides dividends to the industry should the fund balance exceed 1.50%. The Dodd-Frank Act requires the DRR to be achieved by September 30, 2020. On February 7, 2011, the FDIC adopted a final rule that revises the assessment base and assessment rate schedule effective April 1, 2011, and, in lieu of dividends, provides for reduced assessment rates once the DRR exceeds 2.00% and again at 2.50%. Assessments generally will be calculated using an insured depository institution’s average assets minus average tangible equity. The initial assessment rates range between 5 basis points for a low risk institution to 35 basis points for a high risk institution, with further rate adjustments for the level of unsecured debt and brokered deposits held by an institution.

A significant increase in FDIC assessment rates would have an adverse effect on the operating expenses and results of operations of CapitalSource Bank. There can be no prediction as to what assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the DFI.

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

The risk-based capital standard requires banks to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively, to be considered “adequately capitalized.” In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are assigned by a risk-weight factor of 0% to 100%, per regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

To remain in compliance with the conditions imposed by the FDIC, CapitalSource Bank is required to maintain a total risk-based capital ratio of not less than 15% and must at all times be “well-capitalized,” which requires CapitalSource Bank to have minimum total risk-based capital ratio of 15%, Tier 1 risk-based capital ratio of 6% and Tier 1 leverage ratio of 5%. Further, the DFI approval order requires that CapitalSource Bank, during the first three years of operations, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of 10.0%. As of December 31, 2010, CapitalSource Bank had Tier-1 leverage, Tier-1 risked-based capital and total risk based capital ratios of 13.15%, 16.86% and 18.13%, respectively, each in excess of the minimum percentage requirements for “well-capitalized” institutions. As of December 31, 2010, CapitalSource Bank satisfied the DFI capital ratio requirement with a ratio of 12.61%. For additional information, see Note 18, Bank Regulatory Capital, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Limitations on Capital Distributions

FDIC and DFI regulations impose various restrictions on banks with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, banks may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years if they are well-capitalized both before and after the proposed distribution. However, an institution deemed to be in need of more than normal supervision by the FDIC and DFI may have its dividend authority restricted by the regulating bodies. CapitalSource Bank is prohibited from paying dividends without consent from our regulators.

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

Community Reinvestment Act

Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the FDIC, in connection with the examination of CapitalSource Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by CapitalSource Bank. The FDIC may use an unsatisfactory rating as the basis for the denial of an application. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, CapitalSource Bank may be required to devote additional funds for investment and lending in its local community.

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

Privacy Standards

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. CapitalSource Bank is subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require CapitalSource Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information” to consumers at the time of establishing the customer relationship and annually thereafter. The State of California’s Financial Information Privacy Act provides greater protection for consumer’s rights under California Law to restrict affiliate data sharing.

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

Other Laws and Regulations

We are subject to many other federal statutes and regulations, such as the Equal Credit Opportunity Act, the Truth in Savings Act, the Fair Credit Reporting Act, the Fair Housing Act, the National Flood Insurance Act and various federal and state privacy protection laws. These laws, rules and regulations, among other things, impose licensing obligations, limit the interest rates and fees that can be charged, mandate disclosures and notices to customers mandate the collection and reporting of certain data regarding customers, regulate marketing practices and require the safeguarding of non-public information of customers. Penalties for violating these laws could subject us to lawsuits and could also result in administrative penalties, including, fines and reimbursements. We are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

In recent years, examination and enforcement by the state and federal banking agencies for non-compliance with the above-referenced laws and their implementing regulations have become more intense. Due to these heightened regulatory concerns, we may incur additional compliance costs or be required to expend additional funds for investments in our local community.

The federal government continues to evaluate possible new laws and regulations, which if enacted, could have a material impact on us, including among other things increased reporting obligations, restrictions on current lending activities, federal and state supervision and increased expenses to operate as a bank.

Regulation of Other Activities

Some other aspects of our operations are subject to supervision and regulation by governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate credit and lending activities, including establishing licensing requirements in some jurisdictions;

•	establish the maximum interest rates, finance charges and other fees we may charge our clients;

•	govern secured transactions;

•	require specified information disclosures to our clients;

•	set collection, foreclosure, repossession and claims handling procedures and other trade practices;

•	regulate our clients’ insurance coverage;

•	prohibit discrimination in the extension of credit and administration of our loans; and

•	regulate the use and reporting of certain client information.

In addition, many of our healthcare clients receive significant funding from governmental sources and are subject to licensure, certification and other regulation and oversight under the applicable Medicare and Medicaid programs. These regulations and governmental oversight, both on federal and state levels, indirectly affect our business in several ways as discussed below.

•	Failure to comply with the applicable laws and regulation by our clients could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state health care programs, loss of license and closure of the facility.

•	With limited exceptions, the law prohibits payment of amounts owed to healthcare providers under the Medicare and Medicaid programs to be directed to any entity other than actual providers approved for participation in the applicable programs. Accordingly, while we lend money that is secured by pledges of Medicare and Medicaid receivables, if we were required to invoke our rights to the pledged receivables, we would be unable to collect receivables payable under these programs directly. We would need a court order to force collection directly against these governmental payers.

•	Hospitals, nursing facilities and other providers of healthcare services are not always assured of receiving adequate Medicare and Medicaid reimbursements to cover the actual costs of operating the facilities and providing care to patients. In addition, modifications to reimbursement payment mechanisms, statutory and regulatory changes, retroactive rate adjustments, administrative rulings, policy interpretations, payment delays, and government funding restrictions could result in payment delays or alterations in reimbursements affecting providers’ cash flows with possible material adverse effect on a facility’s liquidity.

•	Many states are presently considering enacting, or have already enacted, reductions in the amount of funds appropriated to healthcare programs resulting in rate freezes or reductions to their Medicaid payment rates and often curtailments of coverage afforded to Medicaid enrollees. Most of our healthcare clients depend on Medicare and Medicaid reimbursements, and reductions in reimbursements, caused by either payment cuts, census declines, staffing shortages, or other operational forces from these programs may have a negative impact on their ability to generate adequate revenues to satisfy their obligations to us. There are no assurances that payments from governmental payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for coverage under these programs.

•	For our clients to remain eligible to receive reimbursements under the Medicare and Medicaid programs the clients must comply with a number of conditions of participation and other regulations imposed by these programs, and are subject to periodic federal and state surveys to ensure compliance with various clinical and operational covenants. A client’s failure to comply with these covenants and regulations may cause the client to incur penalties and fines and other sanctions, or lose its eligibility to continue to receive reimbursements under the programs, which could result in the client’s inability to make scheduled payments to us.

Employees

As of December 31, 2010, we employed 625 people, 329 of whom were employed by CapitalSource Bank. We believe that our relations with our employees are good.

Executive Officers

Our executive officers and their ages and positions are as follows:

Name	Age	Position

John K. Delaney	47	Executive Chairman
Steven A. Museles	47	Co-Chief Executive Officer
James J. Pieczynski	48	Co-Chief Executive Officer
Douglas H. (Tad) Lowrey	58	Chief Executive Officer and President — CapitalSource Bank
Donald F. Cole	40	Chief Financial Officer
John A. Bogler	45	Chief Financial Officer — CapitalSource Bank
Bryan D. Smith	40	Senior Vice President and Chief Accounting Officer

Biographies for our executive officers are as follows:

John K. Delaney, 47, a founder of the Company, has served as our Executive Chairman since January 2010, as a director and Chairman of our Board since our inception in 2000, and as our Chief Executive Officer from our inception in 2000 until January 2010. Mr. Delaney received his undergraduate degree from Columbia University and his juris doctor degree from Georgetown University Law Center.

Steven A. Museles, 47, has served as a director and Co-Chief Executive Officer since January 2010. Mr. Museles previously served as our Executive Vice President, Chief Legal Officer and Secretary from our inception in 2000 until January 2010, and in similar capacities for CapitalSource Bank from July 2008 through December 2009. Mr. Museles received his undergraduate degree from the University of Virginia and his juris doctor degree from Georgetown University Law Center.

James J. Pieczynski, 48, has served as a director and Co-Chief Executive Officer since January 2010. Mr. Pieczynski previously served as our President — Healthcare Real Estate Business from November 2008 until January 2010, our Co-President — Healthcare and Specialty Finance from January 2006 until November 2008, Managing Director — Healthcare Real Estate Group from February 2005 through December 2005, and Director — Long Term Care from November 2001 through January 2005. Mr. Pieczynski served on the board of directors and audit committee of Florida East Coast Industries Inc. from June 2004 until June 2006. Mr. Pieczynski received his undergraduate degree from the University of Illinois, Urbana-Champaign.

Douglas H. (Tad) Lowrey, 58, has served as the Chief Executive Officer and President of CapitalSource Bank since its formation on July 25, 2008. Prior to his appointment, Mr. Lowrey served as Executive Vice President of Wedbush, Inc., a private investment firm and holding company, from January 2006 until June 2008. Mr. Lowrey served as Chairman, President and Chief Executive Officer of Jackson Federal Bank from 1999 until February 2005 following its sale to Union Bank of California. Mr. Lowrey is an elected director of the Federal Home Loan Bank of San Francisco. He received his undergraduate degree from Arkansas Tech University and was licensed in 1977 in the state of Arkansas as a certified public accountant.

Donald F. Cole, 40, has served as our Chief Financial Officer since May 2009. Mr. Cole previously served as our Chief Administrative Officer from September 2008 until May 2009, our interim Chief Accounting Officer from March 2008 until September 2008, our Chief Administrative Officer from January 2007 until March 2008, our Chief Operations Officer from February 2005 until January 2007, and our Chief Information Officer from July 2003 until February 2005. Mr. Cole received his undergraduate degree and masters of business administration from the State University of New York at Buffalo and a juris doctor degree from the University of Virginia School of Law. He was licensed in 1996 in the state of New York as a certified public accountant.

John A. Bogler, 45, has served as Chief Financial Officer of CapitalSource Bank since its formation on July 25, 2008. Prior to his appointment, Mr. Bogler served as Chief Financial Officer of Affinity Financial Corporation from January 2008 until July 2008. Mr. Bogler served as a financial consultant specializing in bank acquisition and de novo activities from February 2005 until January 2008 and was Chief Financial Officer at Jackson Federal Bank from April 2000 until February 2005. Mr. Bogler received his undergraduate degree from Missouri State University in 1988, became a certified public accountant in the State of Missouri in 1991 and became a chartered financial analyst in 1998.

Bryan D. Smith, 40, has served as our Chief Accounting Officer since September 2008 and was appointed Senior Vice President and Chief Accounting Officer in May 2009. Previously, Mr. Smith worked as a consultant to us from June 2008 until his appointment as our Chief Accounting Officer in September 2008, and served as our Controller — Strategy Execution from January 2007 until May 2008, and our Controller from October 2003 until January 2007. Mr. Smith received his undergraduate degree from Virginia Tech in 1993 and was licensed in 1994 in the State of Maryland as a certified public accountant.

Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.capitalsource.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission or by contacting CapitalSource Investor Relations, at (800) 695-3457 or investor.relations@capitalsource.com.

We also provide access on our website to our Principles of Corporate Governance, Code of Business Conduct and Ethics, the charters of our Audit, Compensation, Asset, Liability and Credit Policy and Nominating and Corporate Governance Committees and other corporate governance documents. Copies of these documents are available to any shareholder upon written request made to our corporate secretary at our Chevy Chase, Maryland address. In addition, we intend to disclose on our website any changes to or waivers for our executive officers or directors from, our Code of Business Conduct and Ethics.

ITEM 1A.	RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, and the trading price of our securities could decline. The U.S. economy is still in the process of recovering from an economic recession, and a slow recovery may adversely impact on our business and operations, including, without limitation, the credit quality of our loan portfolio, our liquidity and our earnings. You should know that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation. As a result, you should consider all of the following risks, together with all of the other information in this Annual Report on Form 10-K, before deciding to invest in our securities.

Risks Related to Our Lending Activities

Our results of operation and financial condition would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses.

Experience in the financial services industry indicates that a portion of our loans in all categories of our lending business will become delinquent or impaired, and some may only be partially repaid or may never be repaid at all. Our methodology for establishing the adequacy of the allowance for loan losses depends on subjective determinations and judgments about our borrowers’ ability to repay. Despite management’s efforts to estimate the specific allowance, ultimate resolutions of specific loans may result in actual losses that are greater than our allowance. Deterioration in general economic conditions and unforeseen risks affecting customers may have an adverse effect on our borrowers’ capacity to repay their obligations, whether our risk ratings or valuation analyses reflect those changing conditions. Changes in economic and market conditions may increase the risk that the allowance would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations and capital adequacy. Recognizing that many of our loans individually represent a significant percentage of our total allowance for loan losses, adverse collection experience in a relatively small number of loans could require an increase in our allowance. Federal and State regulators, as an integral part of their respective supervisory functions, periodically review a portion of our loan portfolio. The regulatory agencies may require changes to credit ratings or grades on loans, which could lead to an increase in the allowance for loan losses, increased provisions for loan losses and as appropriate, recognition of further loan charge-offs based upon their judgments, which may be different from ours. Increases in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition.

We may not recover all amounts that are contractually owed to us by our borrowers.

We expect to experience charge-offs and delinquencies on our loans in the future. In addition, like other commercial lenders, we have experienced missed and late payments, failures by clients to comply with operational and financial covenants in their loan agreements and client performance below that which we expected when we originated the loan. Most of our loans bear interest at variable interest rates. If interest rates increase, interest obligations of our clients may also increase. Some of our clients may not be able to make the increased interest payments, resulting in defaults on their loans. If we experience material losses on our portfolio, such losses would have a material adverse effect on our revenues, net income, results of operation and financial condition, to the extent the losses exceed our allowance for loan losses.

We may be unable to act in a timely fashion so as to prevent a loss of our loan to a client and we may make errors in evaluating information reported by our clients. As a result, we may suffer losses on loans or may make advances that we would not have made if we had properly evaluated the information.

Our clients may experience operational or financial problems that, if not timely addressed, could result in a substantial impairment or loss of the value of our loan to the client. We may fail to identify problems because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough or at all. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, we may misinterpret or incorrectly analyze this information. Mistakes may cause us to make loans that we otherwise would not have made or, to fund advances that we otherwise would not have funded, or result in losses on one or more of our loans. As a result, we could suffer loan losses which could have a material adverse effect on our revenues, net income and results of operations and financial condition, to the extent the losses exceed our allowance for loan losses.

We make loans to privately owned small and medium-sized companies that present a greater risk of loss than loans to larger companies.

Our portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, these companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to make scheduled payments of interest or principal on our loans. Accordingly, loans made to these types of clients entail higher risks than loans made to companies that are able to access a broader array of credit sources.

In addition, there is generally no publicly available information about the small and medium-sized privately owned companies to which we lend. Therefore, we underwrite our loans based on detailed financial information and projections provided to us by our clients and we must rely on our clients and the due diligence efforts of our employees to obtain the information relevant to making our credit decisions. We rely upon the management of these companies to provide full and accurate disclosure of material information concerning their business, financial condition and prospects. We may not have access to all of the material information about a particular client’s business, financial condition and prospects, or a client’s accounting records may be poorly maintained or organized. The client’s business, financial condition and prospects may also change rapidly in the current economic environment. In such instances, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to recover our loan in its entirety.

Some of our clients require licenses, permits and other governmental authorizations to operate their businesses, which may be revoked or modified by applicable governmental authorities. Any revocation or modification could have a material adverse effect on the business of a client and, consequently, the value of our loan to that client.

In addition to clients in the healthcare industry subject to Medicare and Medicaid regulation, clients in other industries require permits and licenses from various governmental authorities to operate their businesses. These governmental authorities may revoke or modify these licenses or permits if a client is found to be in violation of any regulation to which it is subject. In addition, these licenses may be subject to modification by order of governmental authorities or periodic renewal requirements or changes as a result of changes in the law. The loss of a permit or license, whether by termination, modification or failure to renew, could impair the client’s ability to operate its business, which could impair the client’s ability to generate cash flows necessary to service our loan or repay indebtedness upon maturity, either of which outcomes would reduce our revenues, cash flow and net income. See the Supervision and Regulation section of Item 1, Business, above for additional discussion of specific regulatory and governmental oversight applicable to many of our healthcare clients.

Our concentration of loans to a limited number of clients within a particular industry or region could impair our revenues if the industry or region were to experience economic difficulties or changes in the regulatory environment.

In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of December 31, 2010, the single largest industry concentration was healthcare and social assistance, which made up approximately 22% of our loan portfolio. As of December 31, 2010, taken in the aggregate, non-healthcare real estate loans made up approximately 24% of our loan portfolio. As of December 31, 2010, the two largest geographical concentrations were Florida and California, which each making up approximately 10% of our loan portfolio. As of December 31, 2010, $931.9 million, or 15%, of our portfolio consisted of loans to four clients with aggregate loan balances that are individually greater than $100.0 million. Of this amount, loans to one real estate client totaling $121.1 million were on non-accrual. If any particular industry or geographic region were to experience economic difficulties, the overall timing and amount of collections on our loans to clients operating in those industries or geographic regions may differ from what we expected and it could have a material adverse impact on our financial condition or results of operations.

Because of the nature of our loans and the manner in which we disclose client and loan concentrations, it may be difficult to evaluate our risk exposure to any particular client or group of related clients

We have several clients that are related to each other through common ownership or management. In situations where clients are related through common ownership, to the extent the common owner suffers financial distress, the common owner may be unable to continue to support our clients, which could, in turn, lead to financial difficulties for those clients. Further, some of our clients are managed by the same entity and, to the extent that management entity suffers financial distress or is otherwise unable to continue to manage the operations of the related clients, those clients could, in turn, face financial difficulties. In both of these cases, our clients could have difficulty servicing their debt to us, which could have an adverse effect on our financial condition.

Our balloon loans and bullet loans may involve a greater degree of risk than other types of loans.

As of December 31, 2010, approximately 88% of the outstanding balance of our commercial loans comprised either balloon loans or bullet loans. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that, upon maturity of the loan, more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan.

Balloon loans and bullet loans involve a greater degree of risk than other types of loans because they generally require the borrower to make a large, final payment upon the maturity of the loan. The ability of a client to make this final payment upon the maturity of the loan typically depends upon its ability to generate sufficient cash flow to repay the loan prior to maturity, to refinance the loan or to sell the related collateral securing the loan, if any. The ability of a client to accomplish any of these goals will be affected by many factors, including the availability of financing at acceptable rates to the client, the financial condition of the client, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, a client may not have the ability to repay the loan at maturity, and we could lose some or all of the principal of our loan.

We are limited in pursuing certain of our rights and remedies under our Term B, second lien and mezzanine loans, which may increase our risk of loss on these loans.

Term B loans generally are senior secured loans that are equal as to collateral and junior as to right of payment to clients’ other senior debt. Second lien loans generally are junior as to both collateral and right of payment to clients’ senior debt. Mezzanine loans may not have the benefit of any lien against clients’ collateral and generally are junior to any lienholder both as to collateral (if any) and payment. Collectively, Term B, second lien and mezzanine loans comprised 16% of the aggregate outstanding balance of our commercial loan portfolio as of December 31, 2010. As a result of the subordinate nature of these loans, we may be limited in our ability to enforce our rights to collect principal and interest on these loans or to recover any of the loan balance through our right to foreclose upon collateral. For example, we typically are not contractually entitled to receive payments of principal on a subordinated loan until the senior loan is paid in full, and may only receive interest payments on these loans if the client is not in default under its senior loan. In many instances, we are also prohibited from foreclosing on these loans until the senior loan is paid in full. Moreover, any amounts that we might realize as a result of our collection efforts or in connection with a bankruptcy or insolvency proceeding under these loans must generally be turned over to the senior lender until the senior lender has realized the full value of its own claims. These restrictions may materially and adversely affect our ability to recover the principal of any non-performing Term B, second lien or mezzanine loans.

The collateral securing a loan may not be sufficient to protect us from a partial or complete loss if we have not properly obtained or perfected a lien on such collateral or if the loan becomes non-performing, and we are required to foreclose.

While most of our loans are secured by a lien on specified collateral of the client, there is no assurance that we have obtained or properly perfected our liens, or that the value of the collateral securing any particular loan will protect us from suffering a partial or complete loss if the loan becomes non-performing and we move to foreclose on the collateral. In such event, we could suffer loan losses which could have a material adverse effect on our revenue, net income, financial condition and results of operations.

Our leveraged loans are not fully covered by the value of assets or collateral of the client and, consequently, if any of these loans becomes non-performing, we could suffer a loss of some or all of our value in the loan.

Leveraged lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its assets. As of December 31, 2010, approximately 33% of the loans in our portfolio were leveraged loans under which we had advanced 38% of the aggregate outstanding loan balance of our portfolio. The value of the assets which we hold as collateral for these loans is typically substantially less than the amount of money we advance to a client under these loans. When a leveraged loan becomes non-performing, our primary recourse to recover some or all of the principal of our loan is to force the sale of the entire company as a going concern or restructure the company in a way we believe would enable it to generate sufficient cash flow over time to repay our loan. Neither of these alternatives may be an available or viable option or generate enough proceeds to repay the loan. Additionally, given recent and current economic conditions, many of our leveraged loan clients have and may continue to suffer decreases in revenues and net income, making them more likely to underperform and default on our loans and making it less likely that we could obtain sufficient proceeds from a restructuring or sale of the company. If we are a subordinate lender rather than the senior lender in a leveraged loan, our ability to take remedial action is constrained by our agreement with the senior lender and our financial condition may suffer.

We are not the agent for a portion of our loans and, consequently, have little or no control over how those loans are administered or controlled.

We are neither the agent of the lending group that receives payments under, nor the agent of the lending group that controls the collateral for purposes of administering, loans comprising approximately 28% of the aggregate outstanding balance of our loan portfolio as of December 31, 2010. We may not receive the same financial or operational information as we receive for loans for which we are the agent. As a result, it may be more difficult for us to track or rate these loans than it is for the loans for which we are the agent. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or to foreclose upon the collateral securing the loan or otherwise exercise remedies without the agreement of other lenders holding a specified minimum aggregate percentage, generally a majority or two-thirds of the outstanding principal balance. It is possible that an agent for one of these loans may not manage the loan to our standards or may choose not to take the same actions to enforce the loan, to foreclose upon the collateral securing the loan or to exercise remedies that we would or would not take if we were agent for the loan. We also could experience losses in the event of the bankruptcy of the agent.

We are the agent for loans in which syndicates of lenders participate and, in the event of a loss on any such loan, we could have liability to other members of the syndicate related to our management and servicing of the loan.

As of December 31, 2010, we were either the paying, administrative or the collateral agent or all for a group of third-party lenders for loans with outstanding commitments of $2.1 billion. When we are the agent representing a syndicate of lenders for a loan in administering the loan, receiving all payments under the loan and/or controlling the collateral for purposes of administering the loan, we often receive financial and/or operational information directly from the borrower and are responsible for providing some or all of this information to our co-lenders. We may also be responsible for taking actions on behalf of the lending group to enforce the loan, to foreclose upon the collateral securing the loan or to exercise remedies. It is possible that as agent for one of these loans we may not manage the loan to the applicable standard. In addition, we may choose a different course of action than one or more of our co-lenders would take to enforce the loan, to foreclose upon the collateral securing the loan or to exercise remedies if our co-lenders were in a position to manage the loan. If we do not administer these loans in accordance with our obligations and the applicable legal standards and the lending syndicate suffers a loss on the loan, we may have liability to our co-lenders.

If we do not obtain or maintain the necessary licenses and approvals, we will not be allowed to acquire, fund or originate small business loans or residential mortgage loans or other loans in some states, which could adversely affect our operations.

We engage in lending activities which involve the collection of numerous accounts, as well as compliance with various federal, state and local laws that regulate consumer lending. Many states in which we do business require that we be licensed, or that we be eligible for an exemption from the licensing requirement, to conduct our business. We also engage in small business lending which is regulated by the Small Business Administration. We cannot assure you that we will be able to obtain all the necessary licenses and approvals, or be granted an exemption from the licensing requirements, that we will need to maximize the acquisition, funding or origination of residential mortgages, small business, or other loans or that we will not become liable for a failure to comply with the myriad of regulations applicable to our lines of business.

We are in a competitive business and may not be able to take advantage of attractive opportunities.

Our markets are competitive and characterized by varying competitive factors. We compete with a large number of companies, including:

•	commercial banks and thrifts;

•	specialty and commercial finance companies;

•	private investment funds;

•	insurance companies; and

•	investment banks.

Some of our competitors have greater financial, technical, marketing and other resources and market positions than we do. They also have greater access to capital than we do and at a lower cost than is available to us. Furthermore, we would expect to face increased price competition on deposits and if finance companies, banks or other competitors seek to expand within or enter our target markets. Increased competition could cause us to reduce our pricing and lend greater amounts as a percentage of a client’s eligible collateral or cash flows. Even with these changes, in an increasingly competitive market, we may not be able to attract and retain depositors or clients or maintain or grow our business and our market share and future revenues may decline. If our existing clients choose to use competing sources of credit to refinance their loans, the rate at which loans are repaid may be increased, which could change the characteristics of our loan portfolio as well as cause our anticipated return on our existing loans to vary.

Risks Impacting Funding our Operations

Our ability to operate our business depends on our ability to maintain our external financing and raise sufficient deposits.

CapitalSource Bank’s ability to maintain or raise sufficient deposits may be limited by several factors, including:

•	competition from a variety of competitors, many of which offer a greater selection of products and services and have greater financial resources;

•	as a California state-chartered industrial bank, CapitalSource Bank is permitted to offer only savings, money market and time deposit products, which limitations may adversely impact its ability to compete effectively; and

•	depositors’ negative views of the Company could cause depositors to withdraw their deposits or seek higher rates.

While we expect to maintain and continue to raise deposits at a reasonable rate of interest, there is no assurance that we will be able to do so successfully.

In addition, given the short average maturity of CapitalSource Bank’s deposits to the maturity of its loans, the inability of CapitalSource Bank to raise or maintain deposits could compromise our ability to operate our business, impair our liquidity and threaten our solvency.

Aside from deposit funding, CapitalSource Bank may obtain back-up liquidity from the Parent Company pursuant to the $150.0 million revolving credit facility it has established with the Parent Company, and other facilities it has established with the FHLB SF, and the FRB. The availability of these sources of funds may be limited or threatened in the event of a severe economic crisis. If the liquidity or financial performance of the Parent Company weakens, CapitalSource Bank may not be able to draw on the $150.0 million revolving credit facility. The access to borrowing from FHLB SF may be materially impacted should Congress alter or dissolve the Federal Home Loan Bank system. Our access to the FRB primary credit program may be materially impacted should the FRB modify its credit program and limit CapitalSource Bank’s access to the program. As a result, if the ability of CapitalSource Bank to attract and retain suitable levels of deposits weakens, this could negatively impact our business, financial condition, results of operations and the market price of our common stock.

CapitalSource Bank is prohibited from paying dividends without the consent of our regulators, and we do not anticipate that dividends from CapitalSource Bank will provide liquidity to find the operations of the Parent Company for the foreseeable future. The Parent Company is dependent on loan collections and the proceeds of loan sales to fund its operations. A shortfall in loan proceeds may impair our ability to fund our operations or to repay our existing debt.

Mandatory redemption provisions under our indebtedness may limit our ability to maintain sufficient liquidity.

The terms of our outstanding convertible debentures require us to make offers to repurchase them in 2011 and 2012. As of December 31, 2010 the principal amounts of convertible debentures that we may be required to purchase in those years are $280.5 million in July 2011 and $250.0 million in July 2012. If the conversion prices of all of these debentures remain significantly out of the money, we would expect that all of the holders would elect to tender their debentures to us in response to these offers, requiring us to pay the respective principal amounts in cash at the conclusion of each offer. If we are unable to sell sufficient assets, raise new capital or restructure these payment obligations, we may not have sufficient liquidity to make these required prepayments by these dates. Consequently, we could default on these payment obligations, which would trigger cross-defaults under our other debt. In such circumstances, our business, liquidity and operations would be materially adversely affected, and we may not be able to continue operating.

We must comply with various covenants and obligations under our indebtedness and our failure to do so could adversely affect our ability to operate our business, manage our portfolio or pursue certain opportunities.

The Parent Company is subject to financial and non-financial covenants under our indebtedness, including, without limitation, with respect to restricted payments, interest coverage, minimum tangible net worth, leverage, maximum delinquent and charged-off loans, servicing standards, and limitations on incurring or guaranteeing indebtedness, refinancing existing indebtedness, repaying subordinated indebtedness, making investments, dividends, distributions, redemptions or repurchases of our capital stock, entering into transactions with affiliates selling assets, creating liens and engaging in a merger, sale or consolidation. If we were to default under our indebtedness by violating these covenants or otherwise, our lenders’ remedies would include the ability to, among other things, transfer servicing to another servicer, foreclose on collateral, accelerate payment of all amounts payable under such indebtedness and/or terminate their commitments under such indebtedness. A default under our indebtedness could have a material adverse affect on our business, financial condition, liquidity position and our ability to continue to operate our business.

In addition, upon the occurrence of specified servicer defaults our lenders under our credit facility and the holders of the notes issued in our term debt securitizations may elect to terminate us as servicer of the loans under the applicable facility or term debt securitizations and appoint a successor servicer or replace us as cash manager for our secured facilities and term debt securitizations. If we were terminated as servicer, we would no longer receive our servicing fee. In addition, because there can be no assurance that any successor servicer would be able to service the loans according to our standards, the performance of our loans could be materially adversely affected and our income generated from those loans significantly reduced.

Substantially all of the assets of the Parent Company are pledged or otherwise encumbered by liens we have granted in favor of our lenders. The restrictive covenants in our indebtedness may, among other things, impair our ability and reduce our flexibility to operate our business, restrict our ability to optimally restructure our existing debt, plan for or react to changes in our business, the economy and/or markets, or limit our ability to engage in activities that may be in our long-term best interest, thereby negatively impacting our financial condition or results of operations. Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.

Our commitments to lend additional amounts to existing clients exceed our resources available to fund these commitments.

As of December 31, 2010, we had $1.9 billion of unfunded commitments to extend credit, of which $958.7 million were commitments of CapitalSource Bank and $977.7 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites to future fundings by us, and our clients may draw on these unfunded commitments at any time. Clients may seek to draw on our unfunded commitments to improve their cash positions. We expect that these unfunded commitments will continue to exceed the Parent Company’s available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace, which would have a material adverse effect on our ability to continue to operate our business.

Fluctuating interest rates could adversely affect our profit margins.

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

Because we do not employ hedge accounting, our hedging activity may materially adversely affect our earnings. Therefore, while we pursue such transactions to reduce our interest rate risks, it is possible that changes in interest rates may result in losses that we would not otherwise have incurred if we had not engaged in any such hedging transactions. For additional information, see Note 21, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

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

Part of our investment strategy involves entering into derivative contracts that require us to fund cash payments in certain circumstances. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to funding sources at the time, and the need to fund these contingent liabilities could materially adversely impact our financial condition. For additional information, see Note 21, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Risks Related to Our Operations

We are subject to extensive government regulation and supervision, which limit our flexibility and could result in adverse actions by regulatory agencies against us.

We are subject to extensive federal and state regulation and supervision that govern, limit or otherwise affect almost all aspects of our operations. Such banking regulation and supervision is intended primarily to protect customers, depositors and the FDIC Deposit Insurance Fund — not our shareholders. These laws and regulations, among other matters, establish minimum capital requirements, limit the business activities we can conduct, prohibit various business practices, limit the dividends or distributions CapitalSource Bank can pay, establish reporting requirements, require approvals or consent for many types of transactions or business changes, and establish standards for financial and managerial safety and soundness. Our state and federal regulators periodically conduct examinations of our business, including for compliance with laws and regulations. Failure to comply with laws, regulations, policies or the regulatory orders pursuant to which we operate, even if unintentional or inadvertent, could result in adverse actions by regulatory agencies against us. Such actions could result in higher capital requirements, higher insurance premiums, additional limitations on our activities, termination of deposit insurance, civil monetary penalties and fines, which in each case could have material adverse effects on our business, financial condition, results of operation or reputation. See the Supervision and Regulation section of Item 1, Business, above, Note 18, Bank Regulatory Capital, in our accompanying audited consolidated financial statements for the year ended December 31, 2010 and Item 7, Financial Statements and Supplementary Data.

Changes in laws and regulations, including the enactment of the Dodd-Frank Act, may have a material effect on our operations.

We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets. Additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Federal and state legislatures and regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to banking laws or regulations, including changes in their interpretation or implementation, could materially affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit or restrict our ability to use capital for business purposes, limit the types of financial services and products we may offer or increase the ability of non-banks to offer competing financial services and products, among other things. In addition, increased regulatory requirements, whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition, results of operations and reputation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, imposes a number of significant regulatory and compliance changes in the banking and financial services industry. Many provisions of the Dodd-Frank Act must be implemented by regulations to be adopted by various government agencies. These regulations, and other changes in the regulatory regime, may include additional requirements, conditions, and limitations that may impact us. Certain provisions of the Dodd-Frank Act that may have a material effect on our business are noted below.

•	The Dodd-Frank Act requires a study regarding the continued exemption of industrial banks from the Bank Holding Company Act of 1956, as amended, or BHC Act. As a state-chartered industrial bank, CapitalSource Bank is currently exempt from the definition of “bank” under the BHC Act. If this exemption is eliminated following this study, then, in order to continue to own CapitalSource Bank, the Parent Company would be required to register as a bank holding company, or BHC. If we were unsuccessful in registering as a BHC or another exception does not become available to us, our continued ownership of CapitalSource Bank would not be permissible. We are in discussions with regulators regarding our applications to become a BHC, but there is no assurance that any of the regulatory authorities will approve our applications.

•	The Dodd-Frank Act directs the federal banking agencies to issue regulations requiring that the parent company of any insured depository institution serve as a “source of financial strength” to its subsidiary depository institution. The source of strength requirement had historically applied only to bank holding companies and their subsidiary banks. The adoption of these regulations under the Dodd-Frank Act would expand the application of this requirement to us. Under the source of strength doctrine, the Parent Company would be required to support the safety and soundness of CapitalSource Bank. The banking regulators could require the Parent Company to contribute additional capital to CapitalSource Bank or to take, or refrain from taking, other actions for the benefit of CapitalSource Bank.

•	The Dodd-Frank Act limits the acquisition of control of an industrial bank by a non-financial firm. For a period of three years beginning on July 21, 2010, the Dodd-Frank Act generally requires that the banking regulators approve any proposed change in control of an industrial bank, such as CapitalSource Bank, if the proposed acquirer is engaged in commercial activities not deemed financial.

•	Pursuant to the Dodd-Frank Act, in July of this year, one or more of our subsidiaries may be required to register as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended, or the Advisers Act, or alternatively, with one or more states under relevant state securities laws in which case such subsidiaries would become subject to comprehensive investment advisor regulation at either a federal or state level.

•	The Dodd-Frank Act provision commonly referred to as the “Volcker Rule,” once implemented, may place certain restrictions on the Parent Company due to our ownership of and affiliation with CapitalSource Bank, and we may need to take certain actions that we determine to be necessary or advisable to comply with the Volcker Rule.

These rules and regulations, and other changes in the regulatory regime, may include additional requirements, conditions, and limitations that could increase our compliance costs and materially adversely affect our business, operations, financial results and the price of our common stock.

Regulators are considering increased capital standards for banking organizations, including under the Basel III framework, which may have a material effect on our operations.

We are required by regulators to satisfy minimum capital standards. On September 12, 2010, the oversight body of the Basel Committee on Banking Supervision announced an international agreement to a heightened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. The Basel III changes, and other regulatory initiatives in the wake of the financial crisis, are expected to result in higher regulatory capital standards and expectations for banking organizations. However, the timing and scope of U.S. implementation of Basel III and other regulatory capital initiatives remain uncertain, and it is difficult at this time to predict how any new standards would be applied to us and CapitalSource Bank. Higher capital requirements, or changes in the manner in which regulatory capital standards are implemented, could adversely affect our financial results.

We face risks in connection with our strategic undertakings and new businesses, products or services.

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

We conduct our operations so as not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We believe that we are primarily engaged in the business of commercial lending, and not in the business of investing, reinvesting, and trading in securities, and therefore are not required to register under the Investment Company Act.

While we do not believe we are engaged in an investment company business, we nevertheless endeavor to conduct our operations in a manner that would permit us to rely on one or more exemptions under the Investment Company Act. Our ability to rely on these exemptions may limit the types of loans and other assets we own.

One of our wholly owned subsidiaries, CapitalSource Finance LLC (“Finance”), is a guarantor on certain of our indebtedness, which guarantees could be deemed to cause Finance to have outstanding securities for purposes of the Investment Company Act. Finance or other subsidiaries may guarantee future indebtedness from time to time. Even if one or more of our subsidiaries were deemed to be engaged in investment company business and the provisions of the Investment Company Act were deemed to apply on an individual basis to our wholly owned subsidiaries, we attempt to conduct our business in a manner that we believe would permit our entities to rely on exemptions from registration under the Investment Company Act.

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

•	could be subject to monetary penalties and injunctive relief in an action brought by the SEC and could be found to be in default of some of our indebtedness;

•	may be unable to enforce contracts with third parties, and third parties could seek to rescind transactions undertaken during the period it was established that we or such subsidiary was an unregistered investment company;

•	may have to significantly reduce the amount of leverage in our business;

•	may have to restructure operations dramatically;

•	may have to raise substantial amounts of additional equity to come into compliance with the limitations prescribed under the Investment Company Act; and

•	may have to terminate agreements with our affiliates.

If changes in the market value of and/or net income from certain assets of one or more of our subsidiaries would affect our ability to rely on certain exemptions from registration under the Investment Company Act, we may need to make decisions with respect to these assets that we otherwise would not make absent the Investment Company Act consideration. Such decisions may have a material adverse effect on our business, operations, financial results and the price of our common stock.

Our systems may experience an interruption or breach in security which could subject us to increased operating costs as well as litigation and other liabilities.

We rely on the computer and telephone systems and network infrastructure that we use to conduct our business. These systems and infrastructure could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer and telephone equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our clients. In addition, we must be able to protect the computer systems and network infrastructure utilized by us against physical damage, security breaches and service disruption caused by the internet or other users. Such break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our systems and network infrastructure, which may result in significant liability to us and deter potential clients. While we have systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our systems and infrastructure, there can be no assurance that these measures will be successful and that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. In addition, the failure of our clients to maintain appropriate security for their systems also may increase our risk of loss in connection with loans made to them. The occurrence of any failures, interruptions or security breaches of systems and infrastructure could damage our reputation, result in a loss of business and/or clients, result in losses to us or our clients, subject us to additional regulatory scrutiny, cause us to incur additional expenses, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We are under audit for our 2006 through 2008 taxable years and, if the Internal Revenue Service determined that we violated REIT requirements and failed to qualify as a REIT or otherwise under reported tax liabilities during those years which we operated as a REIT, it could adversely impact our results of operations.

We operated as a REIT from January 1, 2006 through December 31, 2008. Our senior management had limited experience in managing a portfolio of assets under the highly complex tax rules governing REITs and we cannot assure you that we operated our business within the REIT requirements. Given the highly complex nature of the rules governing REITs and the importance of factual determinations, the Internal Revenue Service, or IRS, could contend that we violated REIT requirements in one or more of these years. We are currently under audit by the IRS for our 2006, 2007 and 2008 or otherwise underreported tax liabilities tax returns. To the extent it were to be determined that we did not comply with REIT requirements for one or more of our REIT years or otherwise under reported tax liability, we could be required to pay additional corporate federal income tax and certain state and local income taxes for the relevant years. Also, we could be required to pay taxes (which could be significant in amount) that would be due if we were to avail ourselves of certain savings provisions, if they are available, to preserve our REIT status for the relevant years, either of which could have adverse affects on our financial results and the value of our common stock.

Risks Related to our Common Stock

We may not pay dividends on our common stock.

We expect to retain a majority of our earnings, consistent with dividend policies of other commercial depository institutions, to redeploy in our business. Our board of directors, in its sole discretion, will determine the amount and frequency of dividends to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions prohibiting the payment of dividends after defaults. In addition, for so long as our 2014 Senior Secured Notes are outstanding, absent sufficient restricted payment capacity, we cannot make cash dividend payments that exceed $0.01 per share per quarter. As of December 31, 2010, we had $142.5 million, or $0.44 per share, of restricted payment capacity, however, we cannot assure we will have restricted payment capacity in the future, or that even if we do, we will utilize such restricted capacity to pay any dividend on our common stock. If we change our dividend policy our stock price could be adversely affected.

Some provisions of Delaware law and our certificate of incorporation and bylaws as well as certain banking laws may deter third parties from acquiring us.

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

Federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, which could inhibit a business combination and adversely affect the market price of our common stock.

These laws and anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions than you desire.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office space in Los Angeles, California and Chevy Chase, Maryland, a suburb of Washington, D.C., under operating leases. We also maintain offices in Arizona, California, Colorado, Connecticut, Delaware, Georgia, Florida, Illinois, Massachusetts, Missouri, New York, North Carolina, Pennsylvania, Tennessee, Texas, Wisconsin and in the United Kingdom. We believe our leased facilities are adequate for us to conduct our business.

In June 2010, we completed the sale of our long-term healthcare facilities to Omega Healthcare Investors, Inc. (“Omega”) and as a result, we exited the skilled nursing home ownership business. Consequently, we have presented the financial condition and results of operations for this business as discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business. For additional information, see Note 3, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

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

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CSE.” The high and low sales prices for our common stock as reported by the NYSE for the quarterly periods during 2010 and 2009 were as follows:

	High	Low

2010:
Fourth Quarter	$7.13	$5.14
Third Quarter	5.68	4.57
Second Quarter	6.32	3.87
First Quarter	6.05	4.00
2009:
Fourth Quarter	4.34	2.99
Third Quarter	5.08	3.55
Second Quarter	4.97	1.19
First Quarter	4.62	0.90

On February 24, 2011, the last reported sale price of our common stock on the NYSE was $7.66 per share.

Holders

As of February 24, 2011, there were 750 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares, but whose shares are held of record by a broker or clearing agency, and each such broker or clearing agency is included as one record holder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Dividend Policy

For the years ended December 31, 2010 and 2009, we declared and paid dividends as follows:

	Dividends Declared
	and Paid per Share
	2010	2009

Fourth Quarter	$0.01	$0.01
Third Quarter	0.01	0.01
Second Quarter	0.01	0.01
First Quarter	0.01	0.01

Total dividends declared and paid	$0.04	$0.04

For shareholders who held our shares for the entire year, the $0.04 per share dividend declared and paid in 2010 was classified for tax reporting purposes as return of capital.

We expect to retain a majority of our earnings, consistent with dividend policies of other commercial depository institutions, to redeploy in our business. Our Board of Directors, in its sole discretion, will determine the amount and frequency of dividends to be provided to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions prohibiting the payment of dividends after defaults. In addition, for so long as our 2014 Senior Secured Notes are outstanding, absent sufficient restricted payment capacity , we cannot make cash dividend payments that exceed $0.01 per share per quarter. As of December 31, 2010, we had $142.5 million, or $0.44 per share, of restricted payment capacity, however, we cannot assure we will have restricted payment capacity in the future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of our repurchases of shares of our common stock for the three months ended December 31, 2010, was as follows:

					Maximum Number
			Total Number of		of Shares (or
			Shares Purchased		Approximate Dollar
	Total Number	Average	as Part of Publicly		Value) that May
	of Shares	Price Paid	Announced Plans		Yet be Purchased
	Purchased(1)	per Share	or Programs		Under the Plans

October 1 — October 31, 2010	5,600	$5.71	—		—
November 1 — November 30, 2010	2,703	6.60	—		—
December 1 — December 31, 2010	1,237,830	6.98	1,090,000		—

Total	1,246,133	$6.97	1,090,000	(2)	$142,386,143	(2)

(1)	Includes the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)	In December 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock over a period of up to two years. Any share repurchases made under the stock repurchase plan will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. In December 2010, we repurchased 1,415,000 shares of our common stock under the share repurchase plan, at an average price of $7.01 per share for a total purchase price of $9.9 million. Of these purchases, purchases of 325,000 shares at an average price of $7.08 per share were settled in January 2011, which, for accounting purposes, were recorded in December 2010. All shares repurchased under the share repurchase plan were retired upon settlement.

Performance Graph

The following graph compares the performance of our common stock during the five-year period beginning on December 31, 2005 to December 31, 2010, with the S&P 500 Index and the S&P 500 Financials Index. The graph depicts the results of investing $100 in our common stock, the S&P 500 Index, and the S&P 500 Financials Index at closing prices on December 31, 2005, assuming all dividends were reinvested. Historical stock performance during this period may not be indicative of future stock performance.

Comparison of Cumulative Total Return

	Base
	Period	Year Ended December 31,
Company/Index	12/31/05	2006	2007	2008	2009	2010

CapitalSource Inc.	$100	$132.2	$95.5	$27.9	$24.3	$43.8
S&P 500 Index	100	115.8	122.2	77.0	97.3	112.0
S&P 500 Financials Index	100	119.2	97.0	43.3	50.8	57.0

ITEM 6.	SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with our audited consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information appearing elsewhere in this report. The following tables show selected portions of historical consolidated financial data as of and for the five years ended December 31, 2010. We derived our selected consolidated financial data as of and for the five years ended December 31, 2010, from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands, except per share and share data)

Results of operations:
Interest income	$639,641	$871,946	$1,209,469	$1,378,690	$1,119,336
Interest expense	232,096	427,312	677,707	838,072	615,120

Net interest income	407,545	444,634	531,762	540,618	504,216
Provision for loan losses	307,080	845,986	593,046	78,641	81,562

Net interest income (loss) after provision for loan losses	100,465	(401,352)	(61,284)	461,977	422,654
Operating expenses	228,554	277,503	254,600	234,182	204,116
Total other (expense) income	(33,235)	(95,675)	(142,830)	(13,309)	105,042

Net (loss) income from continuing operations before income taxes and cumulative effect of accounting change	(161,324)	(774,530)	(458,714)	214,486	323,580
Income tax (benefit) expense(1)	(20,802)	136,314	(190,583)	87,563	37,177

Net (loss) income from continuing operations before cumulative effect of accounting changes	(140,522)	(910,844)	(268,131)	126,923	286,403
Cumulative effect of accounting change, net of taxes	—	—	—	—	370

Net (loss) income from continuing operations	(140,522)	(910,844)	(268,131)	126,923	286,773
Net income from discontinued operations, net of taxes	9,489	49,868	49,350	37,148	12,228
Gain (loss) from sale of discontinued operations, net of taxes	21,696	(8,071)	104	156	—

Net (loss) income	(109,337)	(869,047)	(218,677)	164,227	299,001
Net (loss) income attributable to noncontrolling interests	(83)	(28)	1,426	4,938	4,711

Net (loss) income attributable to CapitalSource Inc.	$(109,254)	$(869,019)	$(220,103)	$159,289	$294,290

Basic (loss) income per share:
From continuing operations	$(0.44)	$(2.97)	$(1.07)	$0.66	$1.72
From discontinued operations	0.10	0.14	0.20	0.19	0.07
Attributable to CapitalSource Inc.	$(0.34)	$(2.84)	$(0.88)	$0.83	$1.77
Diluted (loss) income per share:
From continuing operations	$(0.44)	$(2.97)	$(1.07)	$0.66	$1.69
From discontinued operations	0.10	0.14	0.20	0.19	0.07
Attributable to CapitalSource Inc.	$(0.34)	$(2.84)	$(0.88)	$0.82	$1.74
Average shares outstanding:
Basic	320,836,867	306,417,394	251,213,699	191,679,254	166,273,730
Diluted	320,836,867	306,417,394	251,213,699	193,282,656	169,220,007
Cash dividends declared per share	$0.04	$0.04	$1.30	$2.38	$2.02
Dividend payout ratio attributable to CapitalSource Inc.	(0.12)	(0.01)	(1.48)	2.87	1.14

(1)	As a result of our decision to elect REIT status beginning with the tax year ended December 31, 2006, we provided for income taxes for the years ended December 31, 2008, 2007 and 2006, based on effective tax rates of 36.5%, 39.4% and 39.9%, respectively, for the income earned by our taxable REIT subsidiaries (“TRSs”). We did not provide for any income taxes for the income earned by our qualified REIT subsidiaries for the years ended December 31, 2008, 2007 and 2006. Effective January 1, 2009, we revoked our REIT election. We provided for income (benefit) expense on the consolidated (loss) incurred or income earned based on effective tax rates of 12.9%, (17.6)%, 41.5%, 39.6%, 11.1% and 38.5% in 2010, 2009, 2008, 2007 and 2006, respectively.

	December 31,
	2010	2009	2008	2007	2006
	($ in thousands)

Balance sheet data:
Investment securities, available-for-sale	$1,522,911	$960,591	$679,551	$13,309	$61,904
Investment securities, held-to-maturity	184,473	242,078	14,389	—	—
Mortgage-related receivables, net	—	—	1,801,535	2,033,296	2,286,083
Mortgage-backed securities pledged, trading	—	—	1,489,291	4,030,180	3,476,424
Commercial real estate “A” Participation Interest, net	—	530,560	1,396,611	—	—
Total loans, net(1)	5,922,650	7,549,215	8,857,631	9,525,454	7,563,718
Direct real estate investments, net	—	—	—	—	—
Assets of discontinued operations, held for sale	—	624,650	1,062,992	1,098,287	788,539
Total assets	9,445,407	12,261,050	18,419,632	18,039,364	15,209,295
Deposits	4,621,273	4,483,879	5,043,695	—	—
Repurchase agreements	—	—	1,595,750	3,910,027	3,510,768
Credit facilities	67,508	542,781	1,445,062	2,207,063	2,251,658
Term debt	979,254	2,956,536	5,338,456	7,146,437	5,766,370
Other borrowings from continuing operations	1,375,884	1,204,074	1,223,502	1,318,288	949,919
Total borrowings from continuing operations	2,422,646	4,703,391	9,602,770	14,581,815	12,478,715
Liabilities of discontinued operations	—	363,293	420,505	439,937	368,460
Total shareholders’ equity	2,053,942	2,183,259	2,830,720	2,651,466	2,210,314
Portfolio statistics:
Number of loans closed to date	3,543	2,815	2,596	2,457	1,986
Number of loans paid off to date	(2,142)	(1,737)	(1,524)	(1,243)	(914)

Number of loans	1,401	1,078	1,072	1,214	1,072

Total loan commitments	$8,592,968	$11,600,297	$13,296,755	$14,602,398	$11,929,568
Average outstanding loan size	$4,538	$7,720	$8,857	$8,128	$7,323
Average balance of loans(2)	$7,375,775	$9,028,580	$9,655,117	$8,959,621	$6,932,389
Employees as of year end	625	665	716	562	548

(1)	Includes loans held for sale and loans held for investment, net of deferred loan fees and discounts and the allowance for loan losses.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Year Ended December 31,
2010	2009	2008	2007	2006

Performance ratios:
Return on average assets:
(Loss) income from continuing operations	(1.36)%	(6.41)%	(1.62)%	0.80%	2.43%
Net (loss) income	(1.06)%	(5.69)%	(1.25)%	0.95%	2.34%
Return on average equity:
(Loss) income from continuing operations	(6.97)%	(43.86)%	(11.73)%	6.55%	18.40%
Net (loss) income	(5.42)%	(31.96)%	(7.53)%	6.55%	14.89%
Yield on average interest-earning assets(1)	6.65%	6.42%	7.84%	9.17%	9.34%
Cost of funds(1)	2.90%	3.60%	4.88%	6.11%	6.10%
Net interest margin(1)	4.24%	3.27%	3.45%	3.60%	4.21%
Operating expenses as a percentage of average total assets(1)	2.21%	1.95%	1.54%	1.48%	1.73%
Core lending spread(1)	7.51%	7.41%	6.80%	6.23%	7.18%
Credit quality ratios(2):
Loans 30-89 days contractually delinquent as a percentage of average loans (as of year end)	0.44%	3.33%	3.17%	0.85%	2.16%
Loans 90 or more days delinquent as a percentage of average loans (as of year end)	5.03%	5.50%	1.49%	0.60%	0.80%
Loans on non-accrual status as a percentage of average
loans (as of year end)	10.99%	12.89%	4.65%	1.74%	2.35%
Impaired loans as a percentage of average loans (as of year end)	14.65%	15.10%	7.32%	3.25%	3.60%
Net charge offs (as a percentage of average loans)	5.78%	7.30%	3.10%	0.64%	0.69%
Allowance for loan losses as a percentage of average loans (as of year end)	5.17%	7.09%	4.48%	1.42%	1.54%
Capital and leverage ratios:
Total debt and deposits to equity (as of year end)(1)	3.43	x	4.40	x	5.34 x	5.69	x	10.82	x
Average equity to average assets(1)	19.49%	14.61%	13.85%	12.20%	13.19%
Equity to total assets (as of year end)(1)	21.75%	17.93%	15.81%	15.13%	7.99%

(1)	Ratios calculated based on continuing operations.

(2)	Credit ratios calculated based on average gross loans, which exclude the impact of deferred loan fees and discounts and the allowance for loan losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a commercial lender that, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. As of December 31, 2010, we had 1,401 loans outstanding, with an aggregate outstanding principal balance of $6.4 billion. Included in the loan portfolio are certain loans shared between CapitalSource Bank and the Parent Company.

For the year ended December 31, 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the years ended December 31, 2009 and 2008, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of the remaining assets related to this segment during the year ended December 31, 2010. We have reclassified all comparative period results to reflect our two current reportable segments. For additional information, see Note 24, Segment Data, in our audited consolidated financial statements for the year ended December 31, 2010.

Through our CapitalSource Bank segment activities, we provide a wide range of financial products primarily to small and middle market businesses throughout the United States and also offer depository products and services in southern and central California, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by regulation. As of December 31, 2010, CapitalSource Bank had 1,031 loans outstanding, with an aggregate outstanding principal balance of $3.8 billion and deposits of $4.6 billion.

Through our Other Commercial Finance segment activities, the Parent Company provides financial products primarily to small and middle market businesses. Our activities in the Parent Company consist primarily of satisfying existing loan commitments made prior to CapitalSource Bank’s formation and receiving payments on our existing loan portfolio. As of December 31, 2010, our Other Commercial Finance segment had 400 loans outstanding, and the Parent Company held total loans having an aggregate outstanding principal balance of $2.6 billion.

As of December 31, 2010, our average loan size was $4.5 million, and our average loan exposure by client was $5.7 million. Our loans generally have a remaining maturity of one to five years with a weighted average remaining term to maturity of 3.6 years as of December 31, 2010. The majority of our loans require monthly interest payments at variable rates and, in many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients. As of December 31, 2010, our geographically diverse client base consisted of 1,115 clients with headquarters in 49 states, the District of Columbia, Puerto Rico and select international locations, primarily in Canada and Europe.

Consolidated Results of Operations

We currently operate as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company.

Explanation of Reporting Metrics

Interest Income.  Interest income represents interest earned on loans, the senior participation interest in a pool of commercial real estate loans and related assets (the commercial “A” Participation Interest), investment securities, other investments, cash and cash equivalents, and collateral management fees as well as amortization of loan origination fees, net of the direct costs of origination and the amortization of purchase discounts and premiums, which are amortized into income using the interest method. Although the majority of our loans charge interest at variable rates that adjust periodically, we also have loans charging interest at fixed rates.

Interest Expense.  Interest expense is the amount paid on deposits and borrowings, including the amortization of deferred financing fees and debt discounts. Interest expense includes borrowing costs associated with credit facilities, term debt, convertible debt, subordinated debt, FHLB SF borrowings and interest paid to depositors. Our 2014 Senior Secured Notes, convertible debt and three series of our subordinated debt bear a fixed rate of interest. Deferred financing fees, debt discounts and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments that trigger mandatory or optional debt repayments and repurchases may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

Provision for Loan Losses.  The provision for loan losses is the periodic cost of maintaining an appropriate allowance for loan and lease losses inherent in our portfolio. As the size and mix of loans within these portfolios change, or if the credit quality of the portfolios change, we record a provision to appropriately adjust the allowance for loan losses.

Operating Expenses.  Operating expenses include compensation and benefits, professional fees, travel, rent, insurance, depreciation and amortization, marketing and other general and administrative expenses, including deposit insurance premiums.

Other Income/Expense.  Other income (expense) consists of gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, dividends, unrealized appreciation (depreciation) on certain investments, other-than-temporary impairment on investment securities, available for sale, gains (losses) on derivatives, gain (loss) on our residential mortgage investment portfolio, due diligence deposits forfeited, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities, servicing income, income from our management of various loans held by third parties, gains (losses) on debt extinguishment at the Parent Company, net expense of real estate owned and other foreclosed assets, and other miscellaneous fees and expenses.

Income Taxes.  We provide for income taxes as a “C” corporation on income earned from operations. For the tax years ended December 31, 2010 and 2009, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. As a result, certain subsidiaries had taxable income that was not offset by taxable losses or loss carryforwards of other entities. We plan to reconsolidate our subsidiaries for federal tax purposes starting in 2011. We are subject to federal, foreign, state and local taxation in various jurisdictions.

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2010 and 2009, the total valuation allowance was $413.8 million and $385.9 million, respectively. Although realization is not assured, we believe it is more likely than not that the December 31, 2010 net deferred tax assets of $97.5 million will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

Operating Results for the Years Ended December 31, 2010, 2009 and 2008

As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2010, compared to the year ended December 31, 2009 were:

•	Decreased provision for loan losses;

•	Deconsolidation of the 2006-A Trust;

•	Decreased balance of Parent Company indebtedness;

•	Changes in income tax provisions (benefits) due to the establishment in 2009 of valuation allowances with respect to our deferred tax assets, and a net operating loss carryback in 2010 of one of our corporate entities;

•	Decreased balance of our commercial lending portfolio;

•	Repayment in full of the “A” Participation Interest;

•	Gains and losses on our investments;

•	Gains and losses on debt extinguishment;

•	Decreased operating expenses;

•	Net expense of real estate owned and other foreclosed assets;

•	Losses on derivatives;

•	Changes in lending and borrowing spreads; and

•	Divestiture of our Healthcare Net Lease segment.

For the years ended December 31, 2010, 2009 and 2008, our consolidated average balances and the resulting average interest yields and rates were as follows:

	Year Ended December 31,
	2010			2009			2008(1)
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	(Expense)	Rate	Balance	(Expense)	Rate	Balance	(Expense)	Rate
	($ in thousands)

Interest-earning assets:
Cash and cash equivalents	$512,034	$1,399	0.27%	$1,111,218	$4,562	0.41%	$871,111	$23,738	2.73%
Investment securities, available-for-sale(2)	1,435,992	36,872	2.57%	859,546	34,052	3.96%	242,668	15,854	6.53%
Investment securities, held to maturity	209,383	24,776	11.83%	175,631	20,496	11.67%	235	67	28.51%
Mortgage related receivables, net	—	—	—	1,612,254	74,276	4.61%	1,921,538	94,485	4.92%
Mortgage-backed securities pledged, trading	—	—	—	58,102	6,411	11.03%	2,190,775	122,181	5.58%
Commercial real estate “A” Participation Interest, net	188,801	12,961	6.86%	907,613	47,457	5.23%	700,973	54,226	7.74%
Loans(3)	7,247,342	563,565	7.78%	8,847,113	684,603	7.74%	9,486,415	898,790	9.47%
Other assets	19,704	68	0.35%	20,745	89	0.43%	8,651	128	1.48%

Total interest-earning assets	$9,613,256	$639,641	6.65%	$13,592,222	$871,946	6.42%	$15,422,366	$1,209,469	7.84%

Assets of discontinued operations, held for sale	312,326			1,062,992			1,098,288
Cash and due from banks	389,871			81,645			475,441
Other non interest-earning assets	343,365			535,120			608,878

Total assets	$10,658,818			$15,271,979			$17,604,973

Interest-bearing liabilities:
Deposits	$4,588,140	$60,052	1.31%	$4,604,887	$109,430	2.38%	$2,207,210	$76,245	3.45%
Repurchase agreements	—	—	—	124,549	1,874	1.50%	2,374,890	85,458	3.60%
Credit facilities	274,435	35,135	12.80%	1,122,498	91,479	8.15%	1,781,486	123,468	6.93%
Term debt	1,919,086	69,901	3.64%	4,806,129	152,989	3.18%	6,240,744	300,723	4.82%
Other borrowings	1,228,300	67,008	5.46%	1,197,238	71,540	5.98%	1,285,442	91,813	7.14%

Total interest-bearing liabilities	$8,009,961	$232,096	2.90%	$11,855,301	$427,312	3.60%	$13,889,772	$677,707	4.88%

Non interest-bearing liabilities	320,127			277,070			330,668
Liabilities of discontinued operations(4)	263,615			420,505			439,938

Total liabilities	8,593,703			12,552,876			14,660,378
Shareholders’ equity	2,065,115			2,719,103			2,944,595

Total liabilities and shareholders’ equity	$10,658,818			$15,271,979			$17,604,973

Net interest income and net yield on interest-earning assets(5)		$407,545	4.24%		$444,634	3.27%		$531,762	3.45%

(1)	CapitalSource Bank commenced operations on July 25, 2008 and related average balances reflect 160 days of activity in 2008.

(2)	The average yields for investment securities available-for-sale were calculated based on the amortized costs of the individual securities and do not reflect any changes in fair value, which were recorded in accumulated other comprehensive income (loss) in our audited consolidated balance sheets. The average yields for investment securities held-to-maturity have also been calculated using amortized cost balances.

(3)	Average loan balances are net of deferred fees and discounts on loans. Non-accrual loans have been included in the average loan balances to determine the average yield earned on loans.

(4)	For the years ended December 31, 2010, 2009 and 2008, there was $15.2 million, $12.4 million and $19.6 million, respectively, of interest expense related to liabilities of discontinued operations.

(5)	Net interest income is defined as the difference between total interest income and total interest expense which is calculated on a continuing operations basis. Net yield on interest-earning assets is defined as net interest-earnings divided by average total interest-earning assets.

For the years ended December 31, 2010 and 2009, changes in interest income, interest expense and net interest income as a result of changes in volume, changes in interest rates or both were as follows:

	2010 Compared to 2009			2009 Compared to 2008
	Due to Change in:(1)			Due to Change in:(1)
	Rate	Volume	Net Change	Rate	Volume	Net Change
	($ in thousands)

Increase (decrease) in interest income:
Cash and cash equivalents	$(1,211)	$(1,952)	$(3,163)	$(24,357)	$5,181	$(19,176)
Investment securities, available-for-sale	(14,746)	17,567	2,821	(8,367)	26,565	18,198
Investment securities, held-to-maturity	290	3,990	4,280	(63)	20,492	20,429
Mortgage related receivables, net	—	(74,276)	(74,276)	(5,690)	(14,519)	(20,209)
Mortgage-backed securities pledged, trading	—	(6,412)	(6,412)	61,212	(176,982)	(115,770)
Commercial real estate “A” Participation Interest, net	11,519	(46,015)	(34,496)	(20,287)	13,518	(6,769)
Loans	3,347	(124,385)	(121,038)	(156,601)	(57,586)	(214,187)
Other assets	(17)	(4)	(21)	(134)	95	(39)

Total decrease in interest income	(818)	(231,487)	(232,305)	(154,287)	(183,236)	(337,523)

Increase (decrease) in interest expense:
Deposits	(48,981)	(397)	(49,378)	(29,561)	62,746	33,185
Repurchase agreements	—	(1,874)	(1,874)	(31,799)	(51,785)	(83,584)
Credit facilities	35,245	(91,589)	(56,344)	19,127	(51,116)	(31,989)
Other borrowings	19,503	(102,591)	(83,088)	(88,079)	(59,655)	(147,734)
Interest expense related to discontinued operations	(6,351)	1,819	(4,532)	(14,277)	(5,996)	(20,273)

Total decrease in interest expense	(584)	(194,632)	(195,216)	(144,589)	(105,806)	(250,395)

Net decrease in net interest income	$(234)	$(36,855)	$(37,089)	$(9,698)	$(77,430)	$(87,128)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Our consolidated operating results for the year ended December 31, 2010, compared to the year ended December 31, 2009, and for the year ended December 31, 2009, compared to the year ended December 31, 2008, were as follows:

	Years Ended December 31,			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	% Change	% Change
	($ in thousands)

Interest income	$639,641	$871,946	$1,209,469	(27)%	(28)%
Interest expense	232,096	427,312	677,707	46	37
Provision for loan losses	307,080	845,986	593,046	64	(43)
Operating expenses	228,554	277,503	254,600	18	(9)
Other expense	(33,235)	(95,675)	(142,830)	65	33
Net loss from continuing operations before income taxes	(161,324)	(774,530)	(458,714)	79	(69)
Income tax (benefit) expense	(20,802)	136,314	(190,583)	115	(172)
Net loss from continuing operations	(140,522)	(910,844)	(268,131)	85	(240)
Net income from discontinued operations, net of taxes	9,489	49,868	49,350	(81)	1
Gain (loss) from sale of discontinued operations, net of taxes	21,696	(8,071)	104	369	(7,861)
Net loss	(109,337)	(869,047)	(218,677)	87	(297)
Net (loss) income attributable to noncontrolling interests	(83)	(28)	1,426	(196)	(102)
Net loss attributable to CapitalSource Inc.	(109,254)	(869,019)	(220,103)	87	(295)

Discontinued Operations

In June 2010, we completed the sale of our remaining long-term healthcare facilities and exited the skilled nursing home ownership business. As a result, all consolidated comparisons below reflect the continuing results of our operations. Income from discontinued operations decreased to $31.2 million, including a gain on disposal of $21.7 million, for the year ended December 31, 2010 from $41.8 million, including a loss on disposal of $8.1 million, net of tax, for the year ended December 31, 2009 and $49.5 million including a gain on disposal of $0.1 million for the year ended December 31, 2008. For additional information, see Note 3, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Operating Expenses

2010 vs. 2009.  Consolidated operating expenses decreased to $228.6 million for the year ended December 31, 2010 from $277.5 million for the year ended December 31, 2009. The decrease was primarily due to a $20.5 million decrease in professional fees, a $17.5 million decrease in compensation and benefits driven by a decrease in headcount, a $4.2 million decrease in provision for unfunded loan commitments related to CapitalSource Bank, a $2.0 million decrease in depreciation and amortization expense, and a $1.5 million decrease in FDIC premiums.

2009 vs. 2008.  Consolidated operating expenses increased to $277.5 million for the year ended December 31, 2009 from $254.6 million for the year ended December 31, 2008. The increase was primarily due to the inclusion of twelve months of operating expenses related to CapitalSource Bank in 2009, while only five months were included in 2008, which caused an $8.0 million increase in FDIC premiums paid by CapitalSource Bank, including a one-time special assessment of $2.5 million paid to the FDIC’s Deposit Insurance Fund, which was part of a required payment for all insured institutions. In addition, rental expenses increased $7.2 million, primarily due to the addition of CapitalSource Bank occupancy expenses as well as a new office lease in Chevy Chase, Maryland, and a $4.7 million increase in professional fees. These increases were partially offset by a $1.8 million decrease in marketing expenses, related primarily to the one-time promotion and advertising expenses related to the commencement of CapitalSource Bank’s operations and a $4.1 million decrease in travel and entertainment expenses.

Income Taxes

2010 vs. 2009.  Consolidated income tax benefit for the year ended December 31, 2010 was $20.8 million, compared to income tax expense of $136.3 million for the year ended December 31, 2009. The change in income tax expense was caused primarily by the establishment of valuation allowances at several corporate entities during 2009 that did not recur in 2010, and the carryback of a net operating loss of one of our corporate entities in 2010.

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

Comparison of the Years Ended December 31, 2010, 2009 and 2008

We have reclassified all comparative prior period segment information to reflect our two current reportable segments. The discussion that follows differentiates our results of operations between our segments.

CapitalSource Bank Segment

CapitalSource Bank commenced operations on July 25, 2008. As a result, the comparison of the results of operations for this segment relates to the full years ended December 31, 2010 and 2009 and only 160 days of operations in 2008.

Our CapitalSource Bank segment operating results for the year ended December 31, 2010, compared to the year ended December 31, 2009, and for the year ended December 31, 2009, compared to the year ended December 31, 2008, were as follows:

	Years Ended December 31,			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	% Change	% Change
		($ in thousands)

Interest income	$333,625	$310,741	$148,104	7%	110%
Interest expense	65,267	111,873	76,246	42	(47)
Provision for loan losses	117,105	213,381	55,600	45	(284)
Operating expenses	113,696	100,474	43,287	(13)	(132)
Other income	27,686	38,060	12,451	(27)	206
Income tax expense (benefit)	13,628	(6,228)	(6,089)	(319)	2
Net income (loss)	51,615	(70,699)	(8,489)	173	(733)

Interest Income

2010 vs. 2009.  Total interest income increased to $333.6 million for the year ended December 31, 2010 from $310.7 million for the year ended December 31, 2009, with an average yield on interest-earning assets of 5.97% for the year ended December 31, 2010 compared to 5.58% for the year ended December 31, 2009. During the years ended December 31, 2010 and 2009, interest income on loans was $260.4 million and $212.4 million, respectively, yielding 7.71% and 7.50% on average loan balances of $3.4 billion and $2.8 billion, respectively. During the years ended December 31, 2010 and 2009, $29.4 million and $11.4 million, respectively, of interest income was not recognized for loans on non-accrual, which negatively impacted the yield on loans by 0.87% and 0.40%, respectively.

Interest income on the commercial real estate “A” Participation Interest was $13.0 million and $47.5 million, during the years ended December 31, 2010 and 2009, respectively, yielding 6.86% and 5.23% on average balances of $188.8 million and $907.6 million, respectively. The commercial real estate “A” Participation Interest was purchased at a discount and had a stated coupon equal to one-month LIBOR plus 1.50%. The unamortized discount was accreted into income using the interest method. During the years ended December 31, 2010 and 2009, we accreted $9.5 million and $29.8 million, respectively, of discount into interest income on loans in our audited consolidated statements of operations. The commercial real estate “A” Participation Interest was fully repaid in October 2010.

During the years ended December 31, 2010 and 2009, interest income from our investments, including available-for-sale and held-to-maturity securities, was $58.8 million and $46.5 million, respectively, yielding 3.65% and 4.64% on average balances of $1.6 billion and $1.0 billion, respectively. During the year ended December 31, 2010, we purchased $1.5 billion and $9.7 million of investment securities, available-for-sale and held-to-maturity, respectively, while $946.8 million and $85.4 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the year ended December 31, 2009, we purchased $1.4 billion and $236.4 million of investment securities, available-for-sale and held-to-maturity, respectively, while $1.2 billion and $23.4 million, respectively, of principal repayments were received.

During the years ended December 31, 2010 and 2009, interest income on cash and cash equivalents was $1.4 million and $4.3 million, respectively, yielding 0.35% and 0.53% on average balances of $391.1 million and $807.7 million, respectively.

2009 vs. 2008.  Total interest income increased to $310.7 million for the year ended December 31, 2009 from $148.1 million for the year ended December 31, 2008, with an average yield on interest-earning assets of 5.58% for the year ended December 31, 2009 compared to 5.75% for the year ended December 31, 2008. The increase was primarily due to the inclusion of only five months of its operations in 2008 as CapitalSource Bank commenced operations on July 25, 2008 compared to a full year in 2009. During the years ended December 31, 2009 and 2008, interest income on loans was $212.4 million and $75.8 million, respectively, yielding 7.50% and 7.25% on average loan balances of $2.8 billion and $1.0 billion, respectively. During the year ended December 31, 2009, we reversed $11.4 million of accrued interest on non-accrual loans, negatively impacting the yield on loans by 0.40%. We did not reverse any accrued interest on non-accrual loans during the year ended December 31, 2008.

Interest income on the commercial real estate “A” Participation Interest was $47.5 million and $54.2 million during the years ended December 31, 2009 and 2008, respectively, yielding 5.23% and 7.74% on average balances of $907.6 million and $701.0 million, respectively. During the years ended December 31, 2009 and 2008, we accreted $29.8 million and $23.8 million, respectively, of discount into interest income on loans in our audited consolidated statements of operations.

During the years ended December 31, 2009 and 2008, interest income from our investments, including available-for-sale and held-to-maturity securities, was $46.5 million and $7.5 million, respectively, yielding 4.64% and 3.76% on average balances of $1.0 billion and $200.0 million, respectively. During the year ended December 31, 2009, we purchased $1.4 billion and $236.4 million of investment securities, available-for-sale and held-to-maturity, respectively, while $1.2 billion and $23.4 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the year ended December 31, 2008, we purchased $1.2 billion and $14.3 million of investment securities, available-for-sale and held-to-maturity, respectively, while $478.1 million of principal repayments were received from available-for-sale securities.

During the years ended December 31, 2009 and 2008, interest income on cash and cash equivalents was $4.3 million and $10.4 million, respectively, yielding 0.53% and 1.68% on average balances of $807.7 million and $619.1 million, respectively.

Interest Expense

2010 vs. 2009.  Total interest expense decreased to $65.3 million for the year ended December 31, 2010 from $111.9 million for the year ended December 31, 2009. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities which was 1.34% and 2.36% during the years ended December 31, 2010 and 2009, respectively. Our average balances of interest-bearing liabilities, consisting of deposits and borrowings, were $4.9 billion and $4.7 billion during the years ended December 31, 2010 and 2009, respectively. Our interest expense on deposits for the years ended December 31, 2010 and 2009 was $60.1 million and $109.4 million, respectively, with an average cost of deposits of 1.31% and 2.38%, respectively, on average balances of $4.6 billion for both periods. During the year ended December 31, 2010, $4.7 billion of our time deposits matured with a weighted average interest rate of 1.44% and $4.8 billion of new and renewed time deposits were issued at a weighted average interest rate of 1.11%. During the year ended December 31, 2009, $5.9 billion of our time deposits, including brokered deposits, matured with a weighted average interest rate of 3.03% and $5.3 billion of new and renewed time deposits were issued at a weighted average interest rate of 1.64%. Additionally, during the year ended December 31, 2010, our weighted average interest rate of our liquid account deposits, savings and money market accounts, declined from 1.06% at the beginning of the year to 0.83% at the end of the year. During the year ended December 31, 2010, our interest expense on borrowings, consisting of FHLB SF borrowings, was $5.2 million with an average cost of 1.92% on an average balance of $271.7 million. During the year ended December 31, 2010, there were $252.0 million in advances taken and $40.0 million of maturities. During the year ended December 31, 2009, our interest expense on borrowings, consisting of FHLB SF borrowings, was $2.5 million with an average cost of 1.83% on an average balance of $133.2 million.

2009 vs. 2008.  Total interest expense increased to $111.9 million for the year ended December 31, 2009 from $76.2 million for the year ended December 31, 2008. The increase was primarily due to the inclusion of only five months of its operations in 2008 as CapitalSource Bank commenced operations on July 25, 2008 compared to a full year in 2009. During the years ended December 31, 2009 and 2008, our average cost of interest-bearing liabilities was 2.36% and 3.45%, respectively. Our average balance of interest-bearing liabilities, consisting of deposits and borrowings, was $4.7 billion and $2.2 billion, during the years ended December 31, 2009 and 2008, respectively. Our interest expense on deposits for the years ended December 31, 2009 and 2008, was $109.4 million and $76.2 million, respectively, with an average cost of deposits of 2.38% and 3.45% on an average balance of $4.6 billion and $2.2 billion, respectively. During the year ended December 31, 2009, $5.9 billion of our time deposits matured with a weighted average interest rate of 3.03% and $5.3 billion of new time deposits were issued at a weighted average interest rate of 1.64%. During the year ended December 31, 2008, $3.1 million of our time deposits, including brokered deposits, matured with a weighted average interest rate of 3.47% and $2.9 billion of new time deposits were issued at a weighted average interest rate of 3.48%. Additionally, during the year ended December 31, 2009, our weighted average interest rate of our liquid deposits, savings and money market accounts, declined from 2.66% at the beginning of the year to 1.06% at end of the year. During the year ended December 31, 2009, our interest expense on borrowings, consisting of FHLB SF borrowings, was $2.5 million with an average cost of 1.83% on an average balance of $133.2 million. For the year ended December 31, 2008, our weighted average interest rate of our liquid deposits, savings and money market accounts, increased from 2.62% to 2.66% at the end of the period. During the year ended December 31, 2009, no borrowings matured or were repaid. There were no borrowings from the FHLB SF during the year ended December 31, 2008.

Net Interest Margin

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Years Ended December 31,
	2010			2009			2008
	Weighted	Net		Weighted			Weighted	Net
	Average	Interest	Average	Average	Net Interest	Average	Average	Interest	Average
	Balance	Income	Yield/Cost	Balance	Income	Yield/Cost	Balance	Income	Yield/Cost
	($ in thousands)

Total interest-earning assets(1)	$5,588,812	$333,625	5.97%	$5,571,407	$310,741	5.58%	$2,573,993	$148,104	5.75%
Total interest-bearing liabilities(2)	4,859,847	65,267	1.34	4,738,114	111,873	2.36	2,207,210	76,246	3.45

Net interest spread		$268,358	4.63%		$198,868	3.22%		$71,858	2.30%

Net interest margin			4.80%			3.57%			2.79%

(1)	Interest-earning assets include cash and cash equivalents, investments, the commercial real estate “A” Participation Interest and loans.

(2)	Interest-bearing liabilities include deposits and borrowings.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans. For details of activity in our provision for loan losses, see the Credit Quality and Allowance for Loan Losses section.

Operating Expenses

2010 vs. 2009.  Operating expenses increased to $113.7 million for the year ended December 31, 2010 from $100.5 million for the year ended December 31, 2009. The increase was primarily due a $22.9 million increase in loan referral fees, partially offset by a $4.2 million decrease in provision for unfunded commitments, a $1.7 million decrease in employee benefit costs, and a $1.5 million decrease in FDIC premiums.

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

CapitalSource Bank relies on the Parent Company to source loans, provide loan origination due diligence services and perform certain underwriting services. For these services, CapitalSource Bank pays the Parent Company loan referral fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. We do not capitalize loan referral fees. These fees are eliminated in consolidation. These fees are included in other operating expenses and were $37.5 million, $14.6 million and $7.6 million for the years ended December 31, 2010, 2009 2008, respectively. CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee. Each sublease arrangement was established based on then market rates for comparable subleases.

Other Income

CapitalSource Bank provides loan servicing for loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on the number of loans or other assets serviced. Loans being serviced by CapitalSource Bank for the benefit of others were $4.7 billion and $7.7 billion as of December 31, 2010 and 2009, respectively, of which $2.5 billion and $5.2 billion were owned by the Parent Company.

2010 vs. 2009.  Other income, which primarily consists of loan servicing fees paid to CapitalSource Bank by the Parent Company, decreased to $27.7 million for the year ended December 31, 2010 from $38.1 million for the year ended December 31, 2009 primarily due to an $8.3 million decrease in loan servicing fees paid by the Parent Company to CapitalSource Bank. This decrease in loan servicing fees was primarily a result of the sale of the remaining direct real estate investments and a decrease in the Parent Company’s loan portfolio. The decrease in other income was also attributable to a $4.4 million decrease in gains on loan sales, a $2.6 million increase in net expense of real estate owned and other foreclosed assets and a $2.4 million decrease in foreign currency exchange gains, partially offset by a $4.3 million increase in loan fees and a $2.8 million decrease in losses on derivatives.

2009 vs. 2008.  Other income increased to $38.1 million for the year ended December 31, 2009 from $12.5 million for the year ended December 31, 2008 primarily due to a $13.7 million increase in loan servicing fees paid by the Parent Company to CapitalSource Bank. The increase in loan servicing fees paid to CapitalSource Bank was primarily due to the inclusion of only five months of its operations in 2008 as CapitalSource Bank commenced operations on July 25, 2008, compared to a full year in 2009. The increase in other income was also attributable to a $4.5 million gain on loan sales compared to no loan sales in 2008, and a $3.1 million gain on foreign currency exchange in 2009 compared to a $3.8 million loss on foreign currency exchange in 2008.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the year ended December 31, 2010, compared to the year ended December 31, 2009, and for the year ended December 31, 2009, compared to the year ended December 31, 2008, were as follows:

	Years Ended December 31,			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	% Change	% Change
	($ in thousands)

Interest income	$315,934	$567,214	$1,056,867	(44)%	(46)%
Interest expense	166,829	315,439	601,461	47	48
Provision for loan losses	189,975	632,605	537,446	70	(18)
Operating expenses	174,426	221,690	234,571	21	5
Other income (expense)	(1,932)	(86,261)	(117,204)	98	26
Income tax (benefit) expense	(34,430)	142,542	(184,494)	124	(177)
Net loss from continuing operations	(182,798)	(831,323)	(249,321)	78	(233)

Interest Income

2010 vs. 2009.  Interest income decreased to $315.9 million for the year ended December 31, 2010 from $567.2 million for the year ended December 31, 2009, primarily due to a decrease in average total interest-earning assets, including the impact of the deconsolidation of the 2006-A Trust in July 2010. The 2006-A Trust contributed $28.1 million to interest income for the year ended December 31, 2010, compared with $73.9 million for the year ended December 31, 2009. During the year ended December 31, 2010, the average balance of interest-earning assets decreased by $4.0 billion, or 49.6%, compared to the year ended December 31, 2009, due to the deconsolidation of mortgage related receivables related to the sale of our beneficial interests in securitization special purpose entities in December 2009, the deconsolidation of the 2006-A Trust in 2010 and the runoff of Parent Company loans. During the year ended December 31, 2010, yield on average interest-earning assets increased to 7.80% from 7.06% for the year ended December 31, 2009. During the year ended December 31, 2010, our lending spread to average one-month LIBOR was 7.77% compared to 7.60% for the year ended December 31, 2009. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates, including changes in the prime rate or one-month LIBOR, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

2009 vs. 2008.  Interest income decreased to $567.2 million for the year ended December 31, 2009 from $1.1 billion for the year ended December 31, 2008, primarily due to an increase in non-accrual loans, a decrease in average total interest-earning assets and a decrease in yield on average interest-earning assets. During the year ended December 31, 2009, our average balance of interest-earning assets decreased by $4.8 billion, or 37.4%, compared to the year ended December 31, 2008, primarily due to the sale of $1.6 billion of residential mortgage-backed securities that were issued and guaranteed by Fannie Mae or Freddie Mac (“Agency RMBS”) during the first quarter of 2009 as well as a decrease in loans resulting from the sale of $2.2 billion of loans to CapitalSource Bank from the Parent Company in 2008. During the year ended December 31, 2009, yield on average interest-earning assets decreased to 7.06% compared to 8.23% for the year ended December 31, 2008. This decrease was primarily the result of an increase in non-accrual loans and the sale of the mortgage related receivables, a decrease in short-term interest rates, partially offset by an increase in our core lending spread.

Interest Expense

2010 vs. 2009.  Total interest expense decreased to $166.8 million for the year ended December 31, 2010 from $315.4 million for the year ended December 31, 2009. The decrease was primarily due to a decrease in average interest-bearing liabilities of $4.0 billion, or 55.9%, primarily due to the deconsolidation of term debt related to the sale of our beneficial interests in securitization special purpose entities in December 2009, combined with the impact of the deconsolidation of the 2006-A Trust in July 2010 and the reduction of the outstanding balances on our credit facilities and other term debt. Our cost of borrowings increased to 5.30% for the year ended December 31, 2010 from 4.42% for the year ended December 31, 2009, as a result of higher deferred financing fee amortization and the change in the mix of our borrowing composition due to the deconsolidation of the 2006-A Trust, which had lower borrowing costs than the remainder of our borrowings.

2009 vs. 2008.  Total interest expense decreased to $315.4 million for the year ended December 31, 2009 from $601.5 million for the year ended December 31, 2008. The decrease was primarily due to a decrease in average interest-bearing liabilities of $4.5 billion, or 38.8%, primarily due to repayment of repurchase agreements of $1.6 billion during the first quarter of 2009. Also contributing to the decrease in our interest expense was a decrease in our cost of borrowings, which was 4.42% and 5.16% for the years ended December 31, 2009 and 2008, respectively, as a result of lower LIBOR and CP rates on which interest on our term securitizations and credit facilities is based.

Net Interest Margin

2010 vs. 2009.  Net interest margin was 3.68% for the year ended December 31, 2010, an increase of 0.55% from 3.13% for the year ended December 31, 2009. This increase was primarily due to the reduction in the ratio of interest bearing liabilities to interest bearing assets, partially offset by a decrease in our net interest spread. Net interest spread was 2.50% for the year ended December 31, 2010, a decrease of 0.14% from 2.64% for the year ended December 31, 2009, primarily due an increase in our cost of borrowings.

2009 vs. 2008.  Net interest margin was 3.13% for the year ended December 31, 2009, a decrease of 0.42% from 3.55% for the year ended December 31, 2008. The decrease in net interest margin was primarily due to the decrease in interest income offset by a decrease in our costs of funds as measured by a spread to short-term market rates on interest such as LIBOR. Net interest spread was 2.64% for the year ended December 31, 2009, a decrease of 0.43% from 3.07% for the year ended December 31, 2008. The decrease in net interest spread is attributable to the changes in its interest-earning assets and interest-bearing liabilities as described above.

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Years Ended December 31,
	2010			2009			2008
	Weighted	Net	Average	Weighted	Net	Average	Weighted	Net	Average
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income	Cost	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Total interest-earning assets(1)	$4,048,597	$315,934	7.80%	$8,035,897	$567,214	7.06%	$12,844,580	$1,056,867	8.23%
Total interest-bearing liabilities(2)	3,150,115	166,829	5.30	7,137,868	315,439	4.42	11,659,636	601,461	5.16

Net interest spread		$149,105	2.50%		$251,775	2.64%		$455,406	3.07%

Net interest margin			3.68%			3.13%			3.55%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest-bearing liabilities include repurchase agreements, secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Operating Expenses

2010 vs. 2009.  Operating expenses decreased to $174.4 million for the year ended December 31, 2010 from $221.7 million for the year ended December 31, 2009, primarily due to a $19.9 million decrease in professional fees, a $16.6 million decrease in compensation and benefits, and a $8.3 million decrease in loan servicing fees paid to CapitalSource Bank. Operating expenses as a percentage of average total assets increased to 3.80% for the year ended December 31, 2010 from 2.59% for the year ended December 31, 2009 primarily due to the decrease in total assets as a result of the deconsolidation of the 2006-A Trust, the sale of our mortgage related receivables during 2009 and the runoff of Parent Company loans.

2009 vs. 2008.  Operating expenses decreased to $221.7 million for the year ended December 31, 2009 from $234.6 million for the year ended December 31, 2008, primarily due to a $28.3 million decrease in compensation and benefits, primarily related to a $18.4 million decrease in incentive compensation and the transfer of employees from the Parent Company to CapitalSource Bank, and a $4.3 million decrease in travel and entertainment expenses, partially offset by a $15.7 million increase in loan servicing fees paid to CapitalSource Bank, a $3.0 million increase in professional fees and a $2.7 million increase in rent expense resulting from a new office lease in Chevy Chase, Maryland. Operating expenses as a percentage of average total assets increased to 2.59% for the year ended December 31, 2009, from 1.69% for the year ended December 31, 2008.

Other Income (Expense)

2010 vs. 2009.  Other expense decreased to $1.9 million for the year ended December 31, 2010 from $86.3 million for the year ended December 31, 2009, primarily due to gains on investments, gains on debt extinguishment and a gain on the deconsolidation of the 2006-A Trust, partially offset by an increase in net expense of real estate owned and other foreclosed assets. Further explanation of the decrease is described below.

Gains on investments were $54.1 million for the year ended December 31, 2010, compared to losses of $30.7 million for the year ended December 31, 2009. This change was primarily due to a $42.2 million increase in realized gains on sales of investments, a $19.4 million increase in dividend income, an $11.7 million decrease in other-than-temporary impairments on our available-for-sale securities and cost-basis investments and a $12.1 million decrease in unrealized losses on cost basis investments.

The year ended December 31, 2009 included $15.3 million in gains on our residential mortgage investment portfolio. Our residential mortgage-backed securities were sold and the related derivatives were unwound during the first quarter of 2009. As such, there was no activity related to this portfolio during the year ended December 31, 2010.

Gains on extinguishment of debt were $0.9 million for the year ended December 31, 2010, compared to losses of $40.5 million on extinguishment of debt for the year ended December 31, 2009. The gains during 2010 were primarily attributable to the extinguishment of certain classes of our convertible debt. The losses during 2009 were primarily the result of exchanges of certain classes of our convertible debt into common stock, partially offset by the extinguishment of certain term debt securitizations.

Net expense of real estate owned and other foreclosed assets increased to $108.2 million for the year ended December 31, 2010 compared to $47.8 million for the year ended December 31, 2009, primarily due to a $41.7 million increase in provision for losses related to loans acquired through foreclosure, a $17.1 million increase in unrealized losses on real estate owned and a $10.5 million increase in real estate impairments, partially offset by a $12.9 million decrease in realized losses on sales of real estate owned.

Other income was $59.0 million for the year ended December 31, 2010 compared to $25.2 million for the year ended December 31, 2009. This increase was primarily due to a $22.9 million increase in referral fees, a $16.7 million gain on the deconsolidation of the 2006-A Trust, $8.0 million in earnings in the equity of subsidiaries during the year ended December 31, 2010, compared to $1.3 million in losses during the year ended December 31, 2009 and a $7.0 million increase in gains on foreign currency exchange. These increases were partially offset by a $13.6 million increase in lower of cost or fair value adjustments to our loans held for sale, and a $7.7 million increase in litigation-related expenses in 2010.

2009 vs. 2008.  Other expenses decreased to $86.3 million for the year ended December 31, 2009 from $117.2 million for the year ended December 31, 2008, primarily due to decreases in losses on our investments, decreases in losses on our derivative instruments and changes in our residential mortgage investment portfolio, partially offset by losses on debt extinguishment and increases in net expense of real estate owned and other foreclosed assets.

Losses on investments decreased to $30.7 million for the year ended December 31, 2009 from $73.8 million for the year ended December 31, 2008, primarily due to a $43.9 million decrease in unrealized losses on investments and a $9.6 million decrease in impairments of investments, partially offset by $0.8 million of net realized losses on the sales of investments during the year ended December 31, 2009, compared to $5.9 million in net realized gains on sales of investments during the year ended December 31, 2009.

Losses on derivatives decreased to $8.0 million for the year ended December 31, 2009 from $36.8 million for the year ended December 31, 2008, primarily due to changes in fair value of swaps to minimize our exposure to variations in interest rates. In addition, losses on derivatives during 2008 included $8.2 million in losses related to collateralized loan obligations.

Gains on our residential mortgage investment portfolio securities were $15.3 million for the year ended December 31, 2009 compared with losses of $102.8 million for the year ended December 31, 2008. Our residential mortgage-backed securities were sold and the related derivatives were unwound during the first quarter of 2009.

Losses on debt extinguishment were $40.5 million for the year ended December 31, 2009, compared to gains on debt extinguishment of $58.9 million for the year ended December 31, 2008. The losses during 2009 were primarily the result of exchanges of certain classes of our convertible debt into common stock, partially offset by the extinguishment of certain term debt securitizations. The gains during 2008 were primarily attributable to the purchases of certain tranches of our term debt at discounts, the exchange and retirement of certain classes of our subordinated debt, partially offset by losses incurred on the exchange of certain classes of our convertible debt for our common stock.

Net expense of real estate owned and other foreclosed assets was $47.8 million for the year ended December 31, 2009 compared to expense of $19.7 million for the year ended December 31, 2008, primarily due a $15.5 million increase in realized losses on sales of real estate owned and a $5.3 million increase in operational expenses related to real estate owned and other foreclosed assets.

Other income was $25.2 million for the year ended December 31, 2009 compared to $56.3 million for the year ended December 31, 2008. This decrease was primarily due a to a $16.6 million decrease in income from loan fees, $10.4 million in net losses from loans held for sale during the year ended December 31, 2009, compared to net gains of $7.7 million during the year ended December 31, 2008, partially offset by $5.3 million in goodwill impairment during 2008. We had no goodwill impairment during 2009.

Financial Condition

Consolidated

Portfolio Composition

As of December 31, 2010 and 2009, the composition of our consolidated portfolio was as follows:

	December 31,
	2010	2009
	($ in thousands)

Assets:
Cash and cash equivalents(1)	$949,036	$1,339,663
Investment securities, available-for-sale	1,522,911	960,591
Investment securities, held-to-maturity	184,473	242,078
Commercial real estate “A” Participation Interest, net	—	530,560
Loans(2)	6,358,210	8,282,240
FHLB SF stock	19,370	20,195
Other investments	71,889	96,517

Total	$9,105,889	$11,471,844

Liabilities:
Deposits	$4,621,273	$4,483,879
FHLB SF borrowings	412,000	200,000

Total	$5,033,273	$4,683,879

(1)	As of December 31, 2010 and 2009, the amounts include restricted cash of $128.6 million and $168.5 million, respectively.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Investment Securities

As of December 31, 2010, 2009, and 2008, the outstanding book values of our trading and investment securities were as follows:

	December 31,
	2010	2009	2008
	($ in thousands)

Trading securities:
Agency mortgage-backed securities	$—	$—	$1,489,291

Investment securities, available-for-sale:
Agency debt obligations(1)	$431,292	$324,998	$495,337
Agency MBS	870,155	418,390	142,236
Non-agency MBS	113,684	153,275	377
Equity securities	263	52,984	213
Corporate debt	5,135	9,618	38,972
Collateralized loan obligations	12,249	1,326	2,416
U.S. Treasury and agency securities	90,133	—	—

Total investment securities, available-for-sale	$1,522,911	$960,591	$679,551

Investment securities, held-to-maturity:
Commercial mortgage-backed securities	$184,473	$242,078	$14,389

(1)	Includes discount notes, callable notes, and debt notes issued by various Government Sponsored Enterprises (“GSEs”), including $79.4 million, $5.0 million, $249.0 million and $78.9 million of securities issued by Fannie Mae, Freddie Mac, FHLB and Federal Farm Credit Bank, respectively, as of December 31, 2010.

Investments by Maturity Dates

As of December 31, 2010, the carrying amounts, contractual maturities and weighted average yields of our investment securities were as follows:

	Due in	Due Between	Due Between
	One Year or	One and	Five and	Due after
	Less	Five Years	Ten Years(1)	Ten Years(2)	Total
	($ in thousands)

Investment securities, available-for-sale:
Agency debt obligations	$208,856	$202,963	$5,109	$14,364	$431,292
Agency MBS	—	—	30,775	839,380	870,155
Non-agency MBS	—	—	47,214	66,470	113,684
Equity securities	—	—	—	263	263
Corporate debt	5,120	—	15	—	5,135
Collateralized loan obligations	—	—	—	12,249	12,249
U.S. Treasury and agency securities	69,982	—	—	20,151	90,133

Total investment securities, available-for-sale	$283,958	$202,963	$83,113	$952,877	$1,522,911

Weighted average yield(3)	0.37%	1.91%	4.50%	3.05%	2.47%
Investment securities, held-to-maturity:
Commercial mortgage-backed securities	$—	$26,035	$—	$158,438	$184,473
Total investment securities, held-to-maturity	$—	$26,035	$—	$158,438	$184,473
Weighted average yield(3)	—%	8.28%	—%	13.44%	12.71%

(1)	Includes Agency and Non-agency MBS, with fair values of $30.8 million and $47.2 million, respectively, and weighted average expected maturities of approximately 2.44 years and 3.22 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2010.

(2)	Includes Agency and Non-agency MBS, including CMBS, with fair values of $839.4 million and $231.2 million, respectively, and weighted average expected maturities of approximately 4.47 years and 1.58 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2010. Includes securities with no stated maturity.

(3)	Calculated based on the amortized costs of the individual securities and does not reflect any changes in fair value of our investment securities, available for sale, which were recorded in accumulated other comprehensive income (loss) in our audited consolidated balance sheets.

Actual maturities of these securities may differ from contractual maturity dates because issuers may have the right to call or prepay obligations.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consists of Agency discount notes, Agency callable notes, Agency debt, Agency MBS, Non-agency MBS, corporate debt securities, U.S. Treasury and agency securities, equity securities and our interests in the 2006-A Trust. CapitalSource Bank pledged substantially all of the investment securities, available-for-sale to the FHLB SF and the FRB as a source of borrowing capacity as of December 31, 2010. For additional information, see Note 6, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Investment Securities, Held-to-Maturity

As of December 31, 2010 and 2009, investment securities, held-to-maturity consisted of commercial mortgage-backed securities rated AAA. For additional information, see Note 6, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Loan Portfolio Composition

The outstanding unpaid principal balance of loans in our loan portfolio (including loans held for sale) by category as of December 31, 2010, 2009, 2008, 2007 and 2006 was as follows:

	December 31,
	2010	2009	2008	2007	2006
	($ in thousands)

Commercial	$4,238,471	$5,036,455	$6,118,609	$6,334,670	$5,003,978
Real estate	1,826,158	2,026,559	1,959,426	1,979,571	2,056,116
Real estate — construction	293,581	1,219,226	1,377,757	1,497,232	754,592

Total loans(1)	$6,358,210	$8,282,240	$9,455,792	$9,811,473	$7,814,686

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2010, the number of loans, average loan size, number of clients and average loan size per client by loan type were as follows:

				Average
	Number of	Average	Number of	Loan Size
	Loans(1)	Loan Size(2)	Clients	per Client(2)
	($ in thousands)

Commercial	729	$5,814	484	$8,757
Real estate(3)	644	2,836	607	3,008
Real estate — construction	28	10,485	24	12,233

Total loans(1)	1,401	4,538	1,115	5,702

(1)	Includes 30 loans shared between CapitalSource Bank and the Other Commercial Finance segment.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

(3)	Includes 239 multi-family loans with an average loan size of $1.5 million.

Although our loan portfolio included borrowers from more than 18 industries as of December 31, 2010, we had a concentration of over 10% of our loan balances in four industries in particular. These industries and their respective percentage to total loans were as follows:

Percentage of
Total Loans

Healthcare and social assistance	21.5%
Accommodation and food services	17.5%
Finance and insurance	10.9%
Real estate	10.2%

The 773 loans within these industries are to 664 borrowers located throughout most of the United States (45 states and the District of Columbia). The largest loan was $325.0 million, which was 5.1% of total loans.

Loan Balances by Maturities

As of December 31, 2010, the contractual maturities of our loan portfolio (including loans held for sale) were as follows:

	Due in
	One Year	Due in One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$669,657	$3,078,472	$490,342	$4,238,471
Real estate	505,829	812,063	508,266	1,826,158
Real estate — construction	206,328	81,016	6,237	293,581

Total(1)	$1,381,814	$3,971,551	$1,004,845	$6,358,210

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Sensitivity in Loans to Changes in Interest Rates

As of December 31, 2010, the total amount of loans due after one year with predetermined interest rates and floating or adjustable interest rates were as follows:

		Loans with
	Loans with	Floating
	Predetermined	or Adjustable
	Rates(1)	Rates	Total
	($ in thousands)

Commercial	$272,995	$3,040,287	$3,313,282
Real estate	416,553	861,739	1,278,292
Real estate — construction	—	72,232	72,232

Total loans(2)	$689,548	$3,974,258	$4,663,806

(1)	Represents loans for which the interest rate is fixed for the entire term of the loan.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2010, the composition of our loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
			Real Estate -
	Commercial	Real Estate	Construction	Total	Percentage
		($ in thousands)

1-Month LIBOR	$1,549,374	$1,071,653	$47,360	$2,668,387	42%
2-Month LIBOR	57,097	—	—	57,097	1
3-Month LIBOR	729,274	41,089	—	770,363	12
6-Month LIBOR	90,530	57,800	—	148,330	2
1-Month EURIBOR	103,759	—	—	103,759	2
3-Month EURIBOR	28,363	—	—	28,363	—
6-Month EURIBOR	22,294	—	—	22,294	—
Prime	949,242	87,733	45,610	1,082,585	17
Other	66,593	8,296	—	74,889	2

Total adjustable rate loans	3,596,526	1,266,571	92,970	4,956,067	78
Fixed rate loans	275,528	427,829	—	703,357	11
Loans on non-accrual status	366,417	131,758	200,611	698,786	11

Total loans(1)	$4,238,471	$1,826,158	$293,581	$6,358,210	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Credit Quality and Allowance for Loan Losses

Non-performing loans are loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and other loans identified as troubled debt restructurings (“TDRs”) as defined by GAAP.

Loans accounted for on a non-accrual basis are loans on which interest income is no longer recognized on an accrual basis and loans for which a specific provision is recorded for the full amount of accrued interest receivable. We will place a loan on non-accrual status if there is substantial doubt about the borrower’s ability to service its debt and other obligations or if the loan is 90 or more days past due and is not well-secured and in the process of collection.

TDRs are loans that have been restructured as a result of deterioration in the borrower’s financial position and for which we have granted a concession to the borrower that we would not have otherwise granted if those conditions did not exist.

The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

	December 31,
	2010	2009	2008	2007	2006
	($ in thousands)

Non-accrual loans
Commercial(1)	$366,417	$406,002	$283,997	$146,553	$142,138
Real estate(2)	131,758	208,848	38,860	16,097	46,585
Real estate — construction(3)	200,611	453,235	94,207	22,044	7,881

Total loans on non-accrual	$698,786	$1,068,085	$417,064	$184,694	$196,604

Accruing loans contractually past-due 90 days or more
Commercial	$3,244	$43,213	$7,429	$2,227	$—
Real estate	6,238	—	24,135	—	12,600
Real estate — construction	39,806	23,780	—	—	1,728

Total accruing loans contractually past-due 90 days or more	$49,288	$66,993	$31,564	$2,227	$14,328

Troubled debt restructurings(4)
Commercial	$118,988	$96,415	$139,948	$139,801	$81,783
Real estate	35,689	15,328	1,404	1,476	—

Total troubled debt restructurings	$154,677	$111,743	$141,352	$141,277	$81,783

Total non-performing loans
Commercial	$488,649	$545,630	$431,374	$288,581	$223,921
Real estate	173,685	224,176	64,399	17,573	59,185
Real estate — construction	240,417	477,015	94,207	22,044	9,609

Total non-performing loans	$902,751	$1,246,821	$589,980	$328,198	$292,715

(1)	Includes $0.8 million and $1.5 million of loans held for sale as of December 31, 2010 and 2008, respectively. There were no non-accrual commercial loans held for sale as of December 31, 2009, 2007 and 2006.

(2)	There were no non-accrual real estate loans held for sale as of December 31, 2010, 2009, 2008, 2007 and 2006.

(3)	Includes $13.9 million, $0.7 million and $7.0 million of loans held for sale as of December 31, 2010, 2009 and 2008, respectively. There were no non-accrual real estate construction loans as of December 31, 2007 and 2006.

(4)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

Potential problem loans are loans that are not considered non-performing loans, as disclosed above, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Such defaults could eventually result in the loans being reclassified as non-performing loans. We had $83.0 million in potential problem loans as of December 31, 2010, primarily related to an impaired loan that was restructured during the first quarter of 2011.

Of our non-accrual loans, $22.4 million were 30-89 days delinquent and $270.5 million were over 90 days delinquent as of December 31, 2010, and $182.5 million were 30-89 days delinquent and $388.5 million were over 90 days delinquent as of December 31, 2009. Accruing loans 30-89 days delinquent were $5.4 million and $95.3 million as of December 31, 2010 and 2009, respectively.

Many of our real estate construction loans include an interest reserve that is established upon origination of the loan. We recognize interest income from the reserve during the construction period as long as the interest is deemed collectible. As part of our ongoing credit review process, we monitor the construction of the underlying real estate to determine whether the project is progressing as originally planned. If we determine that adverse changes have occurred such that full payment of principal and interest is no longer expected, we will place the loan on non-accrual status and establish a specific reserve or charge off a portion of the principal balance, as appropriate.

We maintain a comprehensive credit policy manual that is supplemented by specific loan product underwriting guidelines. Among other things, the credit policy manual sets forth requirements that meet the regulations enforced by both the FDIC and the DFI. Several examples of such requirements are the loan-to-value limitations for real estate secured loans, various real estate appraisal and other third-party reports standards, and collateral insurance requirements.

Our underwriting guidelines outline specific underwriting standards and minimum specific risk acceptance criteria for each lending product offered, including the use of interest reserves. For additional information, see Credit Risk Management within this section.

We maintain servicing procedures for real estate construction loans, the objective of which is to maintain the proper relationship between the loan amount funded and the value of the collateral securing the loan. The principal servicing tasks include, but are not limited to:

•	Monitoring construction of the project to evaluate the work in place, quality of construction (compliance with plans and specifications) and adequacy of the budget to complete the project. We generally use a third party consultant for this evaluation, but also maintain frequent contact with the borrower to obtain updates on the project.

•	Monitoring compliance with the terms and conditions of the loan agreement, which contains important construction and leasing provisions.

•	Reviewing and approving advance requests per the loan agreement which establishes the frequency, conditions and process for making advances. Typically, each loan advance is conditioned upon funding only for work in place, certification by the construction consultant, and sufficient funds remaining in the loan budget to complete the project.

Additionally, our risk rating policies require that the assignment of a risk rating should consider whether the capitalization of interest may be masking other performance related issues. The adequacy of the interest reserve generally is evaluated each time a risk rating conclusion is required or rendered with particular attention paid to the underlying value of the collateral and its ongoing support of the transaction. Obtaining updated third-party valuations is considered when significant negative variances to expected performance exist. Generally, our policy on updating appraisals is to obtain current appraisals subsequent to the impairment date if there are significant changes to the underlying assumptions from the most recent appraisal. Some factors that could cause significant changes include the passage of more than twelve months since the time of the last appraisal; the volatility of the local market; the availability of financing; the inventory of competing properties; new improvements to, or lack of maintenance of, the subject property or competing surrounding properties; a change in zoning; environmental contamination; or failure of the project to meet material assumptions of the original appraisal. We generally consider appraisals to be current if they are dated within the past twelve months. However, we may obtain an updated appraisal on a more frequent basis if in our determination there are significant changes to the underlying assumptions from the most recent appraisal. As of December 31, 2010, $62.4 million of our collateral dependent loans had an appraisal older than twelve months. The fair value of the collateral for these loans was determined through inputs outside of appraisals, including actual and comparable sales transactions, broker price opinions and other relevant data. Of these loans, $24.5 million related to a shared national credit reviewed by federal examiners during 2010.

Six of the 28 loans that comprise our real estate construction portfolio as of December 31, 2010 have been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans, work-out efforts that were best achieved via a restructuring or discounted pay off.

In considering the performing status of a real estate construction loan, the current payment of interest, whether in cash or through an interest reserve, is only one of the factors used in our analysis. Our impairment analysis generally considers the loan’s maturity, the likelihood of a restructuring of the loan and if that restructuring constitutes a troubled debt restructuring, whether the borrower is current on interest and principal payments, the condition of underlying assets and the ability of the borrower to refinance the loan at market terms. Although an interest reserve may mitigate a delinquency that could cause impairment, other issues with the loan or borrower may lead to an impairment determination. Impairment is then measured based on a fair market or discounted cash flow value to assess the current value of the loan relative to the principal balance. If the valuation analysis indicates that repayment in full is doubtful, the loan will be placed on non-accrual status and designated as non-performing.

Interest income recognized on the real estate construction loan portfolio was $20.9 million, $67.3 million and $101.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cumulative capitalized interest on the real estate construction loan portfolio was $301.8 million and $277.3 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, $240.4 million, or 81.9%, and $477.1 million, or 39.0%, respectively, of the total real estate construction loan portfolio was non-performing.

The decrease in the non-performing loan balance from December 31, 2009 to December 31, 2010 is primarily due to the deconsolidation of the 2006-A Trust. Non-performing loans related to the 2006-A Trust as of December 31, 2009 were $227.5 million, including $207.7 million of non-accrual loans, $5.0 million of accruing loans contractually past due 90 days or more, and $14.8 million of TDRs. The remaining $116.5 million decrease in the non-performing loan balance was primarily due to pay offs, charge offs, and foreclosures on those loans, and a decrease in the number of loans that became non-performing during 2010.

The activity in the allowance for loan losses for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands)

Balance as of beginning of year	$586,696	$423,844	$138,930	$120,575	$87,370
Charge offs:
Commercial	(145,681)	(308,554)	(206,822)	(46,314)	(43,399)
Real estate	(112,504)	(76,919)	(16,173)	(2,416)	(4,592)
Real estate — construction	(126,912)	(204,381)	(49,188)	(9,664)	(115)

Total charge offs	(385,097)	(589,854)	(272,183)	(58,394)	(48,106)

Recoveries
Commercial	827	11,299	1,122	—	—
Real estate	97	16	—	13	—
Real estate — construction	6	46	161	892	100

Total recoveries	930	11,361	1,283	905	100

Net charge offs	(384,167)	(578,493)	(270,900)	(57,489)	(48,006)
Charge offs upon transfer to held for sale	(42,353)	(33,907)	(20,991)	(1,732)	—
Deconsolidation of 2006-A Trust	(138,134)	—	—	—	—
Provision for loan losses	307,080	775,252	576,805	77,576	81,211

Balance as of end of year	$329,122	$586,696	$423,844	$138,930	$120,575

Net charge offs as a percentage of average
loans outstanding	5.8%	6.4%	2.8%	0.6%	0.7%

The allowance for loan losses allocated to each category of loans and the percentage of each category to our total loan portfolio as of December 31, 2010, 2009, 2008, 2007 and 2006 was as follows:

	December 31,
	2010	2009	2008	2007	2006
	($ in thousands)

Allocation by Category
Commercial	$229,144	$261,392	$306,505	$112,374	$97,867
Real estate	78,572	138,575	67,698	14,413	14,982
Real estate — construction	21,406	186,729	49,641	12,143	7,726

Total loan loss allowance	$329,122	$586,696	$423,844	$138,930	$120,575

Percentage of Total Loan Portfolio by Category
Commercial	66.7%	60.7%	64.7%	64.6%	64.0%
Real estate	28.7%	24.6%	20.7%	20.2%	26.3%
Real estate — construction	4.6%	14.7%	14.6%	15.2%	9.7%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Our allowance for loan losses decreased by $257.6 million to $329.1 million as of December 31, 2010 from $586.7 million as of December 31, 2009. This decrease comprised a $220.0 million decrease in general reserves and a $37.6 million decrease in specific reserves on impaired loans as further described below.

The decrease in the general reserves was primarily due to a reduction in the amount of unpaid principal balance of non-impaired loans due to loan payoffs, principal payments, loan sales, loans newly classified as impaired, and lower expected losses in the portfolio due to a shift in loan mix and the deconsolidation of the 2006-A Trust, which resulted in the removal of $91.9 million of general reserves related to the loans held for investment which were derecognized from our balance sheet during the period. As of December 31, 2010, the unpaid principal balance of non-impaired loans had decreased to $5.4 billion and the general reserves allocated to that portfolio had decreased to $250.2 million, representing an effective reserve percentage of 4.6%. As of December 31, 2009, the unpaid principal balance of non-impaired loans was $7.1 billion and the general reserves allocated to that portfolio were $470.2 million, representing an effective reserve percentage of 6.6%. The lower effective reserve percentage reflects the lower historical losses generally experienced by the non-impaired loans remaining in our portfolio as of December 31, 2010 as a result of the shift in loan mix. Our loans in categories with the greatest historical loss experience continue to pay off. Additionally, the majority of our new originations are in those categories with lower historical loss experience.

The decrease in the specific reserves was primarily related to $426.5 million of charge offs taken on impaired loans and the removal of $46.3 million in specific reserves due to the deconsolidation of the 2006-A Trust as described above. These decreases were partially offset by the addition of $435.2 million of specific reserves on impaired loans outstanding as of December 31, 2010. The carrying values of our impaired loans reflect incurred losses that are inherent in our loan portfolio.

We employ a formal quarterly process to both identify impaired loans and record appropriate specific reserves based on available collateral and other borrower-specific information. As of December 31, 2010, the unpaid principal balance of impaired loans was $931.2 million with a specific allowance attributable to that portfolio of $79.0 million. Additionally, as of December 31, 2010, $463.1 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total prior charge offs and specific reserves as of December 31, 2010 of $505.3 million represented an expected total loss of 37.2% of the legal balance of $1.4 billion (the December 31, 2010 balance plus amounts previously charged off). As of December 31, 2009, the total unpaid principal balance of impaired loans was $1.3 billion with a specific reserve attributable to that portfolio of $116.5 million. Additionally, as of December 31, 2009, $442.4 million of the original legal balance of that portfolio had been previously charged off as full collection was deemed remote for portions of these loans. The total prior charge offs and specific reserves as of December 31, 2009 of $559.0 million represented an expected total loss of 33.0% of the original legal balance of $1.7 billion (the December 31, 2009 balance plus amounts previously charged off).

Analysis of Short-term Borrowings

Short-term borrowings are borrowings with an original maturity of one year or less, of which securities sold under repurchase agreements, was our only significant category for the year ended December 31, 2008. We had no significant categories of short-term borrowings for the years ended December 31, 2010 and 2009.

As of and for the years ended December 31, 2010, 2009 and 2008, information about our securities sold under repurchase agreements was as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Balance as of year end	$—	$—	$1,499,250
Average daily balance during the year	$—	$—	$2,268,868
Maximum outstanding month-end balance	$—	$—	$3,780,942
Weighted average interest rate during the year	—%	—%	3.5%
Weighted average interest rate as of year end	—%	—%	2.6%

CapitalSource Bank Segment

As of December 31, 2010 and 2009, the CapitalSource Bank segment included:

	December 31,
	2010	2009
	($ in thousands)

Assets:
Cash and cash equivalents(1)	$377,054	$821,980
Investment securities, available-for-sale	1,510,384	901,764
Investment securities, held-to-maturity	184,473	242,078
Commercial real estate “A” Participation Interest, net	—	530,560
Loans(2)	3,848,511	3,061,426
FHLB SF stock	19,370	20,195

Total	$5,939,792	$5,578,003

Liabilities:
Deposits	$4,621,273	$4,483,879
FHLB SF borrowings	412,000	200,000

Total	$5,033,273	$4,683,879

(1)	As of December 31, 2010 and 2009, the amounts include restricted cash of $23.5 million and $65.9 million, respectively.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consists of Agency discount notes, Agency callable notes, Agency debt, Agency MBS, Non-agency MBS, corporate debt securities and U.S. Treasury and agency securities. CapitalSource Bank pledged a significant portion of its investment securities, available-for-sale, to the FHLB SF and the FRB as a source of borrowing capacity as of December 31, 2010. For additional information, see Note 6, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity, consists of AAA-rated commercial mortgage-backed securities. For additional information on our investment securities, held-to-maturity, see Note 6, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Commercial Real Estate “A” Participation Interest

The commercial real estate “A” Participation Interest was fully repaid during the fourth quarter of 2010. For additional information on the commercial real estate “A” Participation Interest, see Note 5, Commercial Lending Assets and Credit Quality, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

CapitalSource Bank Segment Loan Portfolio Composition

Total CapitalSource Bank loan portfolio reflected in the portfolio statistics below includes loans held for sale of $14.2 million as of December 31, 2010. CapitalSource Bank did not have loans held for sale as of December 31, 2009.

As of December 31, 2010 and 2009, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	December 31,
	2010		2009
	($ in thousands)

Commercial	$2,029,407	53%	$1,594,974	52%
Real estate	1,634,062	42	1,086,961	36
Real estate — construction	185,042	5	379,491	12

Total	$3,848,511	100%	$3,061,426	100%

As of December 31, 2010, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in
	One Year	Due in One	Due After
	or Less	to Five Years	Five Years	Total
	($ in thousands)

Commercial	$175,000	$1,615,811	$238,596	$2,029,407
Real estate	350,087	789,489	494,486	1,634,062
Real estate — construction	138,680	40,125	6,237	185,042

Total loans(1)	$663,767	$2,445,425	$739,319	$3,848,511

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2010, approximately 68% of the adjustable rate portfolio is subject to an interest rate floor and is accruing interest. Due to low market interest rates as of December 31, 2010, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 1.91% as of December 31, 2010. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of December 31, 2010, the composition of CapitalSource Bank loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
			Real Estate-
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$625,619	$979,972	$47,360	$1,652,951	43%
2-Month LIBOR	33,925	—	—	33,925	1
3-Month LIBOR	464,228	41,089	—	505,317	13
6-Month LIBOR	52,384	57,800	—	110,184	3
Prime	519,111	79,278	5,742	604,131	15
Other	66,593	8,296	—	74,889	2

Total adjustable rate loans	1,761,860	1,166,435	53,102	2,981,397	77
Fixed rate loans	221,628	397,189	—	618,817	17
Loans on non-accrual status	45,919	70,438	131,940	248,297	6

Total loans(1)	$2,029,407	$1,634,062	$185,042	$3,848,511	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2010, the number of loans, average loan size, number of clients and average loan size per client by loan type were as follows:

				Average
	Number of	Average Loan	Number of	Loan Size
	Loans(1)	Size(2)	Clients	per Client(2)
		($ in thousands)

Commercial	400	$5,074	303	$6,698
Real estate(3)	614	2,661	585	2,793
Real estate — construction	17	10,885	14	13,217

Overall CapitalSource Bank loan portfolio	1,031	3,733	902	4,267

(1)	Includes 30 loans shared with the Other Commercial Finance segment.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

(3)	Includes 237 multi-family loans with an average loans size of $1.4 million.

Credit Quality and Allowance for Loan Losses

The outstanding unpaid principal balances of non-performing loans in the CapitalSource Bank loan portfolio as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	($ in thousands)

Non-accrual loans
Commercial	$45,919	$41,809
Real estate	70,438	57,190
Real estate — construction	131,940	74,932

Total loans on non-accrual	$248,297	$173,931

Accruing loans contractually past-due 90 days or more
Commercial	$272	$—
Real estate	—	—
Real estate — construction	—	17,695

Total accruing loans contractually past-due 90 days or more	$272	$17,695

Troubled debt restructurings(1)
Commercial	$—	$—
Real estate	35,689	—
Real estate — construction	—	—

Total troubled debt restructurings	$35,689	$—

Total non-performing loans
Commercial	$46,191	$41,809
Real estate	106,127	57,190
Real estate — construction	131,940	92,627

Total non-performing loans	$284,258	$191,626

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

We had one $76.2 million potential problem loan as of December 31, 2010.

Of our non-accrual loans, $3.9 million and $28.6 million were 30-89 days delinquent, and $69.8 million and $84.1 million were over 90 days delinquent as of December 31, 2010 and 2009, respectively. Accruing loans 30-89 days delinquent were $5.3 million and $1.1 million as of December 31, 2010 and 2009, respectively.

The activity in the allowance for loan losses for the years ended December 31, 2010 and 2009 was as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Balance as of beginning of year	$152,508	$55,600	$—
Charge offs:
Commercial	(4,854)	(10,919)	—
Real estate	(70,437)	(21,134)	—
Real estate — construction	(46,103)	(73,245)	—

Total charge offs	(121,394)	(105,298)	—
Recoveries:
Commercial	—	—	—
Real estate	—	—	—
Real estate — construction	—	—	—

Total recoveries	—	—	—

Net charge offs	(121,394)	(105,298)	—
Charge offs upon transfer to held for sale	(23,341)	(11,175)	—
Provision for loan losses:
General	(11,003)	78,400	55,600
Specific	128,108	134,981	—

Total provision for loan losses	117,105	213,381	55,600

Balance as of end of year	$124,878	$152,508	$55,600

Allowance for loan losses ratio	3.2%	5.0%	2.1%

Provision for loan losses ratio	3.0%	6.9%	2.1%

Net charge offs as a percentage of average loans outstanding	4.2%	3.8%	—%

During the years ended December 31, 2010 and 2009, loans with an aggregate carrying value of $374.2 million and $36.8 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. Loans involved in these troubled debt restructurings are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. There were no specific reserves allocated to loans that were involved in TDRs as of December 31, 2010, and there were $2.2 million in specific reserves allocated to loans that were involved in TDRs as of December 31, 2009.

Of the total $128.1 million and $135.0 million specific provisions for loan losses for the years ended December 31, 2010 and 2009, respectively, $124.0 million and $110.0 million, respectively, related to commercial real estate and real estate construction loans. Due to the large individual credit exposures and characteristics of real estate and real estate construction loans, the level of charge offs in this area has been volatile.

Given our loss experience, we consider our higher-risk loans within the commercial real estate portfolio to be loans secured by collateral that have not reached stabilization. As of December 31, 2010 and 2009, commercial real estate loans that have not reached stabilization had an outstanding principal balance of $178.8 million and $381.6 million, respectively. This amount was net of cumulative charge offs taken on these loans of $21.0 million and $52.1 million, respectively. No specific reserves were allocated to these loans as of December 31, 2010. There was $15.6 million of specific reserves allocated to these loans as of December 31, 2009.

During the year ended December 31, 2010, CapitalSource Bank restructured three commercial real estate loans into new loans using an “A note / B note” structure where the B note component has been fully charged off. The contractual principal balances of these three loans prior to the restructurings totaled $91.6 million. In connection with the restructurings, $8.8 million of debt was forgiven and charged off, and $4.9 million was collected as principal payments, leaving $59.9 million of A notes and $18.2 million of B notes. As of December 31, 2010, the carrying value of the A notes was $56.5 million, and the B notes had no carrying value.

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

All loans that have undergone this A note / B note restructuring are considered TDRs. The A notes are deemed impaired and remain so classified for at least one year from the date of the restructuring. After one year, the A notes are evaluated quarterly to determine if the loan performance has complied with the terms of the TDR such that the impairment classification may be removed.

FHLB SF Stock

Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2010.

Deposits

As of December 31, 2010 and 2009, a summary of CapitalSource Bank’s deposits by product type and the maturities of the certificates of deposit were as follows:

	December 31,
	2010		2009
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	($ in thousands)

Interest-bearing deposits:
Money market	$236,811	0.78%	$258,283	0.99%
Savings	694,157	0.84	599,084	1.09
Certificates of deposit	3,690,305	1.27	3,626,512	1.68

Total interest-bearing deposits	$4,621,273	1.18	$4,483,879	1.56

	December 31, 2010
		Weighted
		Average
	Balance	Rate
	($ in thousands)

Remaining maturity of certificates of deposit:
0 to 3 months	$1,027,182	1.09%
4 to 6 months	965,723	1.09
7 to 9 months	446,046	1.26
10 to 12 months	464,873	1.37
Greater than 12 months	786,481	1.67

Total certificates of deposit	$3,690,305	1.27

For the years ended December 31, 2010 and 2009, the average balances and the weighted average interest rates on deposit categories in excess of 10% of average total deposits were as follows:

	December 31,
	2010		2009
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
		($ in thousands)

Savings deposits	$956,736	0.87%	$776,807	1.42%
Time deposits	3,631,404	1.43	3,828,080	2.57

Total deposits	$4,588,140	1.31%	$4,604,887	2.38%

As of December 31, 2010, the composition of certificates of deposit in the amount of $100,000 or more and categorized by time remaining to maturity was as follows ($ in thousands):

0 to 3 months	$414,197
4 to 6 months	468,796
7 to 12 months	433,335
Greater than 12 months	415,897

Total certificates of deposit in the amount of $100,000 or more	1,732,225

All other certificates of deposit	1,958,080

Total certificates of deposit	$3,690,305

FHLB SF Borrowings

FHLB SF borrowings increased to $412.0 million as of December 31, 2010 from $200.0 million as of December 31, 2009. These borrowings were used primarily for interest rate risk management and short-term funding purposes. The weighted average remaining maturities of the borrowings were approximately 2.3 years and 1.9 years as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

		Weighted
		Average
	Balance	Rate
	($ in thousands)

Less than 1 year	$151,000	1.03%
After 1 year through 2 years	53,000	2.01
After 2 years through 3 years	43,000	1.35
After 3 years through 4 years	55,000	2.34
After 4 years through 5 years	95,000	2.08
After 5 years	15,000	2.88

Total	$412,000	1.67

Other Commercial Finance Segment

As of December 31, 2010 and 2009, the Other Commercial Finance segment included:

	December 31,
	2010	2009
	($ in thousands)

Assets:
Investment securities, available-for-sale	$12,527	$58,827
Loans(1)	2,509,699	5,220,814
Other investments(2)	71,877	96,517

Total	$2,594,103	$5,376,158

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

(2)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Investment Securities, Available-for-sale

Investment securities, available-for-sale consist of corporate debt, equity securities and our interests in the 2006-A Trust.

Other Investments

The Parent Company has made investments in some of our borrowers in connection with the loans provided to them. These investments usually include equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants.

Other Commercial Finance Segment Loan Portfolio Composition

Total Other Commercial Finance loan portfolio reflected in the portfolio statistics below includes loans held for sale of $191.1 million and $0.7 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	December 31,
	2010		2009
	($ in thousands)

Commercial	$2,209,064	88%	$3,441,481	66%
Real estate	192,096	8	939,598	18
Real estate — construction	108,539	4	839,735	16

Total	$2,509,699	100%	$5,220,814	100%

As of December 31, 2010, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$494,657	$1,462,661	$251,746	$2,209,064
Real estate	155,742	22,574	13,780	192,096
Real estate — construction	67,648	40,891	—	108,539

Total	$718,047	$1,526,126	$265,526	$2,509,699

As of December 31, 2010, the composition of Other Commercial Finance loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
			Real Estate-
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$923,755	$91,681	$—	$1,015,436	40%
2-Month LIBOR	23,172	—	—	23,172	1
3-Month LIBOR	265,046	—	—	265,046	11
6-Month LIBOR	38,146	—	—	38,146	2
1-Month EURIBOR	103,759	—	—	103,759	4
3-Month EURIBOR	28,363	—	—	28,363	1
6-Month EURIBOR	22,294	—	—	22,294	1
Prime	430,131	8,455	39,868	478,454	19

Total adjustable rate loans	1,834,666	100,136	39,868	1,974,670	79
Fixed rate loans	53,900	30,640	—	84,540	3
Loans on non-accrual status	320,498	61,320	68,671	450,489	18

Total loans(1)	$2,209,064	$192,096	$108,539	$2,509,699	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2010, approximately 45% of the adjustable rate loan portfolio comprised loans that are subject to an interest rate floor and were accruing interest. Due to low market interest rates as of December 31, 2010, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.34% as of December 31, 2010. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of December 31, 2010, the number of loans, average loan size, number of clients and average loan size per client by loan type were as follows:

		Average		Average
	Number of	Loan	Number of	Loan Size
	Loans(1)	Size(2)	Clients	per Client(2)
	($ in thousands)

Commercial	355	$6,223	218	$10,133
Real estate	32	6,003	28	6,861
Real estate — construction	13	8,349	12	9,045

Total	400	6,270	258	9,721

(1)	Includes 30 loans shared with CapitalSource Bank.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Credit Quality and Allowance for Loan Losses

The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	($ in thousands)

Non-accrual loans
Commercial	$320,498	$364,193
Real estate	61,320	151,658
Real estate — construction	68,671	378,303

Total loans on non-accrual	$450,489	$894,154

Accruing loans contractually past-due 90 days or more
Commercial	$2,972	$43,213
Real estate	6,238	—
Real estate — construction	39,806	6,085

Total accruing loans contractually past-due 90 days or more	$49,016	$49,298

Troubled debt restructurings(1)
Commercial	$118,988	$96,415
Real estate	—	15,328

Total troubled debt restructurings	$118,988	$111,743

Total non-performing loans
Commercial	$442,458	$503,821
Real estate	67,558	166,986
Real estate — construction	108,477	384,388

Total non-performing loans	$618,493	$1,055,195

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

We had $6.8 million in potential problem loans as of December 31, 2010.

Of our non-accrual loans, $18.5 million and $153.9 million were 30-89 days delinquent, and $200.7 million and $304.4 million were over 90 days delinquent as of December 31, 2010 and 2009, respectively. Accruing loans 30-89 days delinquent were $0.1 million and $94.2 million as of December 31, 2010 and 2009, respectively.

The activity in the allowance for loan losses for the years ended December 31, 2010 and 2009 was as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Balance as of beginning of year	$434,188	$368,244	$138,930
Charge offs:
Commercial	(140,827)	(297,635)	(206,822)
Real estate	(42,067)	(55,785)	(16,173)
Real estate — construction	(80,809)	(131,136)	(49,188)

Total charge offs	(263,703)	(484,556)	(272,183)
Recoveries:
Commercial	827	11,299	1,122
Real estate	97	16	—
Real estate — construction	6	46	161

Total recoveries	930	11,361	1,283

Net charge offs	(262,773)	(473,195)	(270,900)
Charge offs upon transfer to held for sale	(19,012)	(22,732)	(20,991)
Deconsolidation of 2006-A term debt securitization	(138,134)	—	—
Provision for loan losses:
General	(117,161)	55,303	167,044
Specific	307,136	506,568	354,161

Total provision for loan losses	189,975	561,871	521,205

Balance as of end of year	$204,244	$434,188	$368,244

Allowance for loan losses ratio	8.1%	8.3%	5.5%

Provision for loan losses ratio	7.6%	10.7%	7.7%

Net charge offs as a percentage of average loans
outstanding	7.2%	9.5%	4.3%

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

During the years ended December 31, 2010 and 2009, loans with an aggregate carrying value of $645.6 million and $884.5 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings. Additionally, loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $35.5 million and $22.8 million as of December 31, 2010 and 2009, respectively.

The decrease in the provision for loan losses and charge offs for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily driven by a decrease in charge offs related to impaired commercial and real estate construction loans. Our loans in categories with the greatest historical loss experience continue to pay off. Additionally, the majority of our new originations are in categories with lower historical loss experience. The increase in provision for loan losses and charge offs for the year ended December 31, 2009 compared to the year ended December 31, 2008 was driven largely from charge offs in our real estate portfolio which includes land, second lien real estate and mortgage rediscount loans. Due to the large individual credit exposures and characteristics of real estate loans, the level of charge offs in this area has been volatile in the past. However, we have few remaining large real estate loans in our portfolio and believe that we have appropriately reserved for all incurred losses. As of December 31, 2010 and 2009, the total outstanding principal balance of these higher-risk loans was $84.5 million and $561.5 million, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our sources of funds available to meet our obligations as they arise. We require cash to fund new and existing loan commitments, repay and service indebtedness, make new investments, fund net deposit outflows and pay expenses related to general business operations. Our primary sources of liquidity are cash and cash equivalents, new borrowings and deposits, proceeds from asset sales, servicing fees from securitizations, principal and interest collections, and additional equity and debt financings.

We separately manage the liquidity of CapitalSource Bank and the Parent Company as required by regulation. Our liquidity management is based on our business plans for the Parent Company and CapitalSource Bank and assumptions related to expected cash inflows and outflows that we believe are reasonable. These business plans include the assumption that substantially all newly originated loans will be funded by CapitalSource Bank.

As of December 31, 2010, we had $1.9 billion of unfunded commitments to extend credit, of which $958.7 million were commitments of CapitalSource Bank and $977.7 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion to future fundings by us, and our clients may draw on these unfunded commitments at any time. Although we expect that these unfunded commitments will continue to exceed the Parent Company’s available funds, we forecast adequate liquidity to fund the expected borrower draws under these commitments. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases, pursuant to intercompany agreements, to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace.

Unless otherwise specified, the figures presented in the following paragraphs are based on current forecasts and take into account activity since December 31, 2010. The information contained in this section should be read in conjunction with, and is subject to and qualified by the information set forth under Item 1A, Risk Factors, and the Cautionary Note Regarding Forward Looking Statements in this Annual Report on Form 10-K.

CapitalSource Bank Liquidity

The most significant variable in CapitalSource Bank’s liquidity management is our expectation regarding the net growth in the loan and deposit portfolios. CapitalSource Bank’s primary sources of liquidity include: deposits, payments of principal and interest on loans and securities, cash equivalents, and borrowings from the FHLB SF. Secondary sources of liquidity may also include: capital contributions and borrowings from the Parent Company, bank borrowings, and the issuance of debt securities. We intend to maintain sufficient liquidity at CapitalSource Bank to meet depositor demands and fund loan commitments and operations as well as to maintain liquidity ratios required by our regulators.

CapitalSource Bank’s primary uses of liquidity include: funding new and existing loans, purchasing investment securities, funding net deposit outflows, and paying operating expenses, including intercompany payments to the Parent Company for origination and other services performed on CapitalSource Bank’s behalf. CapitalSource Bank operates in accordance with the conditions imposed in connection with regulatory approvals obtained upon its formation, including requirements applicable until July 2011 that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well-capitalized” under relevant banking regulations, and a ratio of tangible equity to tangible assets of not less than 10%. In addition, we have a policy to maintain 10% of CapitalSource Bank’s assets in unencumbered cash, cash equivalents and investments. In accordance with regulatory guidance, we have identified, modeled and planned for the financial, capital and liquidity impact of various events and scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, a material increase in loan funding obligations, a material increase in credit costs or any combination of these events. We anticipate that CapitalSource Bank would be able to maintain sufficient liquidity and ratios in excess of its required minimum ratios in these events and scenarios.

CapitalSource Bank’s primary source of liquidity is deposits, most of which are in the form of certificates of deposit. As of December 31, 2010, deposits at CapitalSource Bank were $4.6 billion. We utilize various product, pricing, and promotional strategies in our deposit business, so that we are able to obtain and maintain sufficient deposits to meet our liquidity needs. For additional information, see Note 9, Deposits, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

CapitalSource Bank supplements its deposit funding with borrowings from the FHLB SF. As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of December 31, 2010 equal to 20% of CapitalSource Bank’s total assets. The maximum financing available under this formula was $1.2 billion and $1.1 billion as of December 31, 2010 and 2009, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of December 31, 2010, collateral with an estimated fair value of $912.3 million was pledged to the FHLB SF.

As of December 31, 2010 and 2009, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	December 31,
	2010	2009
	($ in thousands)

Borrowing capacity	$885,842	$965,195
Less: outstanding principal	(412,000)	(200,000)
Less: outstanding letters of credit	(600)	(750)

Unused borrowing capacity	$473,242	$764,445

CapitalSource Bank participates in the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of December 31, 2010, collateral with an estimated fair value of $188.0 million had been pledged under this program, and there were no borrowings outstanding under this program.

CapitalSource Bank also maintains a portfolio of investment securities. As of December 31, 2010, CapitalSource Bank had $353.6 million of cash and cash equivalents and $1.5 billion in investment securities, available-for-sale. The investment portfolio comprises primarily highly liquid securities that can be sold and converted to cash if additional liquidity needs arise.

Parent Company Liquidity

The Parent Company’s need for liquidity is based on our expectation that the balance of our existing loan portfolio and other assets held in the Parent Company will run off over time. The Parent Company’s primary sources of liquidity include: cash and cash equivalents, principal and interest payments, asset sales, and servicing fees from securitizations. A portion of the proceeds from some of these sources is required to be used to make mandatory repayments on our indebtedness. The Parent Company also has access to secondary sources of liquidity including: bank borrowings and the issuance of debt securities, subject to restrictions under existing indebtedness; and the issuance of additional shares of equity. CapitalSource Bank is prohibited from paying dividends until July 2011 without consent from our regulators. We do not anticipate that dividends from CapitalSource Bank will provide any liquidity to fund the operations of the Parent Company for the near term future.

The Parent Company’s primary uses of liquidity include: interest and principal payments on our existing debt, operating expenses; share repurchases; any dividends that we may pay; and the funding of unfunded commitments. The Parent Company is required to redeem its 3.5% and 4.0% Convertible Debentures at the option of the noteholders on July 15, 2011. As of December 31, 2010, outstanding balances on the 3.5% and 4.0% Convertible Debentures were $8.4 million and $272.1 million, respectively. We currently intend to repurchase these Convertible Debentures with cash at or prior to July 15, 2011.

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of December 31, 2010, this facility was undrawn.

The Parent Company is subject to financial and non-financial covenants under our indebtedness, including, with respect to restricted payments, leverage, servicing standards, and limitations on incurring or guaranteeing indebtedness, refinancing existing indebtedness, repaying subordinated indebtedness, making investments, dividends, distributions, redemptions or repurchases of our capital stock, selling assets, creating liens and engaging in a merger, sale or consolidation. If we were to default under our indebtedness by violating these covenants or otherwise, our investors’ remedies would include the ability to, among other things, transfer servicing to another servicer, foreclose on collateral, and/or accelerate payment of all amounts payable under such indebtedness.

In addition, upon the occurrence of specified servicer defaults, the holders of the asset-backed notes issued in our term debt may elect to terminate us as servicer of the loans and appoint a successor servicer or replace us as cash manager. If we were terminated as servicer, we would no longer receive our servicing fee. In addition, because there can be no assurance that any successor servicer would be able to service the loans according to our standards, the performance of our loans could be materially adversely affected and income generated from those loans significantly reduced.

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

In December 2010, we completed a consent solicitation regarding our 12.75% Notes and entered into a supplemental indenture which (1) permits us to use available cash to purchase our convertible debentures redeemable in July 2011 and July 2012; (2) modified the formula for calculating our restricted payment capacity; (3) permits us to contribute the equity in our remaining four securitizations to CapitalSource Bank, and (4) allows us to obtain secured debt with a minimum advance rate of 40%, rather than the previous 75% requirement, in each case, subject to our satisfying certain collateral coverage tests.

As of December 31, 2010, the Parent Company had four secured credit facilities with aggregate commitments of $167.5 million and an aggregate outstanding principal balance of $67.5 million. During the first quarter of 2011, we terminated all of the credit facilities with the exception of our syndicated bank facility, which had an aggregate commitment of $100.0 million and no outstanding balance as of December 31, 2010.

We terminated our Dividend Reinvestment and Stock Purchase Plan effective March 1, 2010.

In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to two years. In December 2010, we repurchased 1,415,000 shares of our stock in open market transactions for a total purchase price of $9.9 million. All shares repurchased under this plan were retired upon settlement.

For additional information, see Note 12, Shareholders’ Equity, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Special Purpose Entities

We use special purpose entities (“SPEs”) as part of our funding activities, and we service loans that we have transferred to these entities. The use of these special purpose entities is generally required in connection with our non-recourse secured term debt financings to legally isolate from us loans that we transfer to these entities if we were to enter into a bankruptcy proceeding.

We evaluate all SPEs with which we are affiliated to determine whether such entities must be consolidated for financial statement purposes. If we determine that such entities represent variable interest entities, we consolidate these entities if we also determine that we are the primary beneficiary of the entity. For special purpose entities for which we determine we are not the primary beneficiary, we account for our economic interests in these entities in accordance with the nature of our investments. The assets and related liabilities of all special purpose entities that we use to issue our term debt are recognized in our accompanying audited consolidated balance sheets as of December 31, 2010 and 2009.

Commitments, Guarantees & Contingencies

As of December 31, 2010 and 2009, we had unfunded commitments to extend credit to our clients of $1.9 billion and $2.8 billion, respectively, of which $29.7 million and $86.5 million, respectively, was to related parties. For additional information, see Note 20, Related Party Transactions, in our accompanying audited consolidated financial statements for the year ended December 31, 2010. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. Additional information on these contingencies is included in Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K, and Liquidity and Capital Resources herein.

We have non-cancelable operating leases for office space and office equipment, which expire over the next fourteen years and contain provisions for certain annual rental escalations. The lease for our Chevy Chase, Maryland space requires estimated minimum payments of $5.6 million per annum.

We provide standby letters of credit in conjunction with several of our lending arrangements. As of December 31, 2010 and 2009, we had issued $143.4 million and $182.5 million, respectively, in letters of credit which expire at various dates over the next five years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $3.8 million and $6.1 million, as reported in other liabilities in our accompanying audited consolidated balance sheets as of December 31, 2010 and 2009, respectively. We also provide standby letters of credit under certain of our property leases.

In connection with certain securitization transactions, we have made customary representations and warranties regarding the characteristics of the underlying transferred assets and collateral. Prior to any securitization transaction, we generally performed due diligence with respect to the assets to be included in the securitization transaction and the collateral to ensure that they satisfy the representations and warranties. In our capacity as originator and servicer in certain securitization transactions, we may be required to repurchase or substitute loans which breach a representation and warranty as of their date of transfer to the securitization or financing vehicle.

During 2010, we sold all of our remaining direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights, however, no such notification has been received to date. As of December 31, 2010, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Contractual Obligations

In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases and we have committed to contribute up to an additional $11.3 million to 18 private equity funds, and $0.8 million to an equity investment. The contractual obligations under our debt are included in our audited consolidated balance sheet as of December 31, 2010. The expected contractual obligations under our certificates of deposit, debt, operating leases and commitments under non-cancelable contracts as of December 31, 2010, were as follows:

	Certificates of	Credit	Term	Convertible	Subordinated	Notes
	Deposit	Facilities(1)	Debt(2)	Debt(3)	Debt(4)	Payable	Other(5)	Total
	($ in thousands)

2011	$2,903,824	$63,980	$50,503	$280,523	$—	$151,000	$14,934	$3,464,764
2012	689,031	3,528	74,372	250,000	—	53,000	13,921	1,083,852
2013	34,941	—	506,747	—	—	45,948	11,625	599,261
2014	31,386	—	300,000	—	—	55,000	9,639	396,025
2015	31,123	—	62,031	—	—	95,000	7,736	195,890
Thereafter	—	—	—	—	437,286	15,000	51,441	503,727

Total	$3,690,305	$67,508	$993,653	$530,523	$437,286	$414,948	$109,296	$6,243,519

(1)	The contractual obligations for credit facilities are computed based on the stated maturities of the facilities including amortization periods but not considering optional annual renewals and assume utilization of available term-out features. During the first quarter of 2011, we terminated all of the credit facilities with the exception of our syndicated bank facility, which had a zero balance as of December 31, 2010.

(2)	The amounts are presented gross of net unamortized discounts of $0.1 million on our term debt securitizations and $14.3 million on the 2014 Senior Secured Notes. Contractual obligations on our term debt securitizations are computed based on their estimated lives. The estimated lives are based upon the contractual amortization schedule of the underlying loans. These underlying loans are subject to prepayment, which could shorten the life of the term debt securitizations; conversely, the underlying loans may be amended to extend their term, which may lengthen the life of the term debt securitizations. At our option, we may substitute loans for prepaid loans up to specified limitations, which may also impact the life of the term debt securitizations.

(3)	The contractual obligations for convertible debt are computed based on the initial put/call date and are presented gross of net unamortized discount of $6.9 million. The legal maturities of the convertible debt are 2034 and 2037. For additional information, see Note 2, Summary of Significant Accounting Policies, and Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

(4)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.

(5)	Includes operating leases and non-cancelable contracts.

We enter into derivative contracts under which we either receive cash or are required to pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on our audited consolidated balance sheet as of December 31, 2010, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. Further discussion of derivative instruments is included in Note 2, Summary of Significant Accounting Policies, and Note 21, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

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

Substantially all new loans have been originated at CapitalSource Bank since its formation, and we maintain a comprehensive credit policy manual for those loans that is supplemented by specific loan product underwriting guidelines. Among other things, the credit policy manual sets forth requirements that meet the regulations enforced by both the FDIC and the DFI. Examples of such requirements include the loan to value limitations for real estate secured loans, standards for real estate appraisals and other third-party reports, and collateral insurance requirements.

Our underwriting guidelines outline specific underwriting standards and minimum specific risk acceptance criteria for each lending product offered. Loan types defined within these guidelines have three broad categories, within our commercial, real estate, and real estate construction loan portfolios. These categories include asset-based loans, cash flow loans, and real estate loans, and each of these broad categories has specific subsections that define in detail the following:

•	Loan structures, which includes the lien positions, amortization provisions and loan tenors;

•	Collateral descriptions and appropriate valuation methods;

•	Underwriting considerations which include minimum diligence and verification requirements; and

•	Specific risk acceptance criteria which enumerate for each loan type the minimum acceptable credit performance standards. Examples of these criteria include maximum loan-to-value amounts for real estate loans, maximum advance rate amounts for asset-based loans and minimum historical and projected debt service coverage amounts for all loans

We measure and document each loan’s compliance with our specific risk acceptance criteria at underwriting. If at underwriting, there is an exception to these criteria, an explanation of the factors that mitigate this additional risk generally is considered before an approval is granted.

Credit risk management for our loan portfolios begins with an assessment of the credit risk profile of a client based on an analysis of the client’s financial position. As part of the overall credit risk assessment of a client, each commercial credit exposure or transaction is assigned a risk rating that is subject to approval based on defined credit approval standards. While rating criteria vary by product, each loan rating focuses on the same two factors: collateral and financial performance. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s or counterparty’s financial condition, cash flow or financial situation. We use risk rating aggregations to measure and evaluate concentrations within portfolios. In making decisions regarding credit, we consider risk rating, collateral, industry and single name concentration limits.

We use a variety of tools to continuously monitor a client’s or counterparty’s ability to perform under its obligations. Additionally, we syndicate loan exposure to other lenders, sell loans and use other risk mitigation techniques to manage the size and risk profile of our loan portfolio.

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of December 31, 2010, the single largest industry concentration was healthcare and social assistance, which made up approximately 22% of our loan portfolio. As of December 31, 2010, taken in the aggregate, non-healthcare real estate loans made up approximately 24% of our loan portfolio. As of December 31, 2010, the two largest geographical concentrations were Florida and California, which each making up approximately 10% of our loan portfolio.

As of December 31, 2010, $931.9 million, or 15%, of our portfolio consisted of loans to four clients with aggregate loan balances that are individually greater than $100.0 million. Of this amount, loans to one real estate client totaling $121.1 million were on non-accrual. The remaining loans were performing.

Selected information pertaining to our five largest credit relationships as of December 31, 2010 was as follows:

				Amount of			Allowance		Date of Last	Amount
Loan	% of Total			Loan(s)	Loan		for Loan	Underlying	Collateral	of Last
Balance	Portfolio	Loan Type	Industry	at Origination	Commitment	Performing	Losses	Collateral(1)	Appraisal	Appraisal
	($ in thousands)

$371,270	5.8%	Commercial and Real Estate	Health Care and Social Assistance	$607,180	$371,270	Yes	$—	Stock pledge	N/A	N/A	(2)
238,129	3.8	Commercial and Real Estate — Construction	Accommodation and Food Services and Finance and Insurance	173,663	252,467	Partial(3)	—	Timeshare receivables	N/A	N/A	(4)
201,310	3.2	Real Estate	Accommodation and Food Services	5,006	205,171	Yes	—	Portfolio of vacation properties	December 2006 — November 2010	$449,694	(5)
121,148	1.9	Real Estate — Construction	Accommodation and Food Services	60,130	141,731	No	—	Hotel	June 2010	182,000	(6)
96,021	1.5	Commercial and Real Estate	Health Care and Social Assistance	122,248	112,341	Yes	—	Nursing care facilities	January 2005	134,710	(7)

$1,027,878	16.2%			$968,227	$1,082,980

(1)	Represents the primary collateral securing the loan. In certain cases, there may be additional types of collateral.

(2)	The primary collateral that secures our loan balance of $371.3 million as of December 31, 2010 is a stock pledge of the Parent Company that owns nursing care facilities valued at $2.1 billion based on appraisals dated May and June 2007. Total senior debt secured by the nursing care facilities was $1.3 billion as of September 30, 2010. Of our total loan balance, $46.3 million was senior debt.

(3)	This credit relationship includes multiple loans, one of which, with a balance of $39.9 million, is non-performing.

(4)	The collateral that secures our loan balance of $238.1 million primarily comprises timeshare receivables and timeshare real estate and had a total value of $737.4 million as of December 31, 2010. Total senior debt, including our loan balance, secured by the collateral was $338.2 million as of December 31, 2010.

(5)	Total senior debt, including our loan balance, was $309.7 million as of December 31, 2010.

(6)	Total senior debt, including our loan balance, was $185.7 million as of December 31, 2010.

(7)	Total senior debt, including our loan balance, was $115.1 million as of December 31, 2010. The nursing care facilities real estate secures $75.5 million of our loan balance as of December 31, 2010. The remainder of the loan balance of $20.5 million as of December 31, 2010 is secured by accounts receivable.

Problem loans in our portfolio of loans held for investment may include non-accrual loans, accruing loans contractually past-due, or TDRs. Our remediation efforts on problem loans are based upon the characteristics of each specific situation. The various remediation efforts that we may undertake include, among other things, one of or a combination of the following:

•	request that the equity owners of the borrower inject additional capital;

•	require the borrower to provide us with additional collateral;

•	request additional guaranties or letters of credit;

•	request the borrower to improve cash flow by taking actions such as selling non-strategic assets or reducing operating expenses;

•	modify the terms of our debt, including the deferral of principal or interest payments, where we will appropriately classify the modification as a TDR;

•	initiate foreclosure proceedings on the collateral; or

•	sell the loan in certain cases where there is an interested third-party buyer.

There were 118 credit relationships in the non-performing portfolio as of December 31, 2010, and our largest non-performing credit relationship totaled $121.1 million and comprised 13.4% of our total non-performing loans. This credit relationship comprises real estate construction loans to a borrower in the accommodation and food services industry. The primary collateral supporting these loans is a hotel. These loans were originated in June 2007. The outstanding loan balances as of December 31, 2010 for this relationship are inclusive of charge offs taken to reduce the outstanding loan balances to the estimated fair value of the collateral based upon an appraisal received in 2010.

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

A summary of concessions granted by loan type, including the accrual status of the loans as of December 31, 2010 and 2009 is as follows:

	December 31,
	2010			2009
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total
	($ in thousands)

Commercial
Interest rate and fee reduction	$24,185	$—	$24,185	$23,501	$—	$23,501
Maturity extension	104,872	79,481	184,353	100,321	25,893	126,214
Payment deferral	18,235	4,189	22,424	29,909	32,423	62,332
Multiple concessions	57,912	35,121	93,033	56,003	38,199	94,202

	205,204	118,791	323,995	209,734	96,515	306,249
Real estate
Interest rate and fee reduction	1,880	—	1,880	2,270	—	2,270
Maturity extension	25,910	35,471	61,381	36,420	10,927	47,347
Multiple concessions	—	—	—	—	4,438	4,438

	27,790	35,471	63,261	38,690	15,365	54,055
Real estate — construction
Maturity extension	153,982	—	153,982	66,102	—	66,102
Multiple concessions	13,875	—	13,875	—	—	—

	167,857	—	167,857	66,102	—	66,102

Total	$400,851	$154,262	$555,113	$314,526	$111,880	$426,406

We have experienced losses incurred on some TDRs subsequent to their initial restructuring. These losses include both additional specific reserves and charge offs on the restructured loans. The majority of such losses has been incurred on our commercial loans and is primarily due to the borrowers’ failure to consistently meet their financial forecasts that formed the bases for our restructured loans. Examples of circumstances that resulted in the borrowers not being able to meet their forecasts included acquisitions of other businesses that did not have the expected positive impact on financial results, significant delays in launching products and services, and continued deterioration in the pricing estimates of businesses and product lines that the borrower expected to sell to generate proceeds to repay the loan. In certain of these cases, the TDRs occurred prior to 2008, and the borrowers performed under the terms of the restructured loans for a period of time before their operations were negatively impacted by recent market conditions.

Losses incurred on TDRs since their initial restructuring by concession and loan type for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Commercial
Interest rate and fee reduction	$8,391	$8,623	$26,319
Maturity extension	15,513	30,460	17,274
Payment deferral	2,564	949	33,450
Multiple concessions	42,754	21,436	5,448

	69,222	61,468	82,491
Real estate
Maturity extension	1,484	10,666	3,686
Interest rate and fee reduction	390	—	11,047

	1,874	10,666	14,733
Real estate-construction
Maturity extension	5,508	—	—
Multiple concessions	4,562	—	—

	10,070	—	—

Total	$81,166	$72,134	$97,224

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the year ended December 31, 2010, 0.8% related to loans for which the initial TDR on the borrower occurred prior to 2008, 23.3% related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status as of December 31, 2010. We recognized approximately $2.8 million of interest income for the year ended December 31, 2010 on the commercial loans that experienced losses during this period.

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for year ended December 31, 2009, 1.8% related to loans for which the initial TDR on the borrower occurred prior to 2008, 73.8% related to loans that had additional modifications subsequent to their initial TDRs, and all of the additional losses related to loans that were on non-accrual status as of December 31, 2009. We recognized approximately $2.8 million of interest income for the year ended December 31, 2009 on the commercial loans that experienced losses during this period.

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for year ended December 31, 2008, 58.0% related to loans that had additional modifications subsequent to their initial TDRs, and all of the additional losses related to loans that were on non-accrual status as of December 31, 2008. We recognized approximately $7.8 million of interest income for the year ended December 31, 2008 on the commercial loans that experienced losses during this period.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from all counterparties based on terms stipulated in the collateral support annex. We also monitor all exposure and collateral requirements daily on a per counterparty basis. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their derivative positions “net.” As of December 31, 2010 and 2009, the gross positive fair value of our derivative financial instruments was $41.3 million and $14.3 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $26.3 million and $13.7 million as of December 31, 2010 and 2009, respectively. We held $15.3 million and $0.5 million of collateral against derivative financial instruments as of December 31, 2010 and 2009, respectively.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rate fluctuations. This risk is inherent in the financial instruments associated with our operations and/or activities, which result in the recognition of assets and liabilities in our audited consolidated financial statements, including loans, securities, short-term borrowings, long-term debt, trading account assets and liabilities and derivatives.

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

Interest Rate Risk Management

Interest rate risk in our normal course of business refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our loan portfolio bears interest at a spread to the LIBOR rate or a prime-based rate with most of the remainder bearing interest at a fixed rate. Approximately half of our borrowings bear interest at a spread to LIBOR or CP, with the remainder bearing interest at a fixed rate. Our deposits are fixed rate, but at short terms. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below. For additional information, see Note 21, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied to the combined portfolios of our segments as of December 31, 2010, were as follows ($ in thousands):

Rate Change
(Basis Points)

− 100	$(640)
− 50	(88)
+ 50	2,727
+ 100	6,802

For the purpose of the above analysis, we included loans, investment securities, borrowings, deposits and derivatives. In addition, we assumed that the size of the current portfolio remains the same as the existing portfolio as of December 31, 2010. Loans, investment securities and deposits are assumed to be replaced as they run off. The new loans, investment securities and deposits are assumed to have interest rates that reflect our forecast of prevailing market terms. We also assumed that LIBOR does not fall below 0.15% for loans and borrowings, and that the prime rate does not fall below 3.0% for loans.

Approximately 49% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest as of December 31, 2010. Of the loans with interest rate floors, approximately 47% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of December 31, 2010, were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Below the interest rate floor	$2,989,300	47%
Exceeding the interest rate floor	37,187	1
At the interest rate floor	86,849	1
Loans with interest rate floors on non-accrual	258,061	4
Loans with no interest rate floor	2,986,813	47

Total	$6,358,210	100%

As of December 31, 2010, the outstanding unpaid principal balance of loans subject to interest rate floors by adjustable rate index and by the spread between the floor rate and the fully indexed rate were as follows:

		Basis Points
	Above Floor	0-100	101-200	201-300	300+	Total
			($ in thousands)

1-Month LIBOR	$15,075	$331,566	$801,876	$366,570	$320,310	$1,835,397
2-Month LIBOR	—	—	23,663	2,163	8,099	33,925
3-Month LIBOR	—	22,541	262,571	151,847	28,732	465,691
6-Month LIBOR	—	—	41,106	59,681	7,869	108,656
Prime	22,112	273,500	94,011	137,046	126,143	652,812
Other	—	13,869	1,028	1,958	—	16,855
Total adjustable rate loans	37,187	641,476	1,224,255	719,265	491,153	3,113,336

Non-accrual loans subject to interest rate floors						258,061

Total loans subject to interest rate floors	$37,187	$641,476	$1,224,255	$719,265	$491,153	3,371,397

Loans not subject to interest rate floors						2,986,813

Total loans						$6,358,210

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

We have also entered into relatively short-dated forward exchange agreements to minimize exposure to foreign currency risk arising from foreign currency denominated loans. For additional information, see Note 21, Derivative Instruments and Note 22, Credit Risk, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

Goodwill Impairment

Goodwill must be allocated to reporting units and tested for impairment. We test goodwill for impairment at least annually, and more frequently if events or circumstances, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level. The first step of the annual test is a comparison of the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value is less than the carrying value, then the second step of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the goodwill is calculated and compared with the carrying amount of goodwill. If the carrying value of goodwill exceeds the implied fair value of that goodwill, then we would recognize an impairment loss in the amount of the difference, which would be recorded as a charge against net (loss) income.

As of December 31, 2010, our annual test for goodwill impairment on CapitalSource Bank, which represents the reporting unit level at which goodwill is currently recorded, was performed by an independent third party valuation specialist. The valuation specialist employed various approaches to compute values of CapitalSource Bank, including valuation of comparable public companies, discounted cash flow analysis, recent merger and acquisition precedent transactions, and regression analysis based on return on tangible equity to price/tangible book value. Critical assumptions that were used as part of these approaches include the selection of a comparable set of public companies, the selection of market comparable merger and acquisition transactions, the discount rate applied to future earnings, and the potential future earnings of CapitalSource Bank. The range of values computed in this valuation assessment exceeded CapitalSource Bank’s carrying value by 29.8% to 73.0% and, accordingly, we concluded that goodwill was not impaired as of December 31, 2010.

The comparable public companies approach yielded the lowest value in the range of values computed for CapitalSource Bank by the valuation specialist. For this approach, the valuation specialist calculated an implied equity valuation based on price to tangible book value using sixteen comparable banks with similar characteristics to CapitalSource Bank. Selection of comparable banks was based on bank size and loan portfolio mix. To consider the degree of uncertainty in this approach, the valuation specialist applied +/- 10% to the price to tangible book value multiple assumption to generate a range of values.

The valuation of CapitalSource Bank may be negatively impacted by operating losses or a downturn in the economy causing banks to trade at reduced multiples of price to tangible book value. We will continue to test goodwill for impairment at least annually, and more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of the audited consolidated financial statements in conformity with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2010, and our critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions and judgments about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. We have established detailed policies and procedures to ensure that the assumptions and judgments surrounding these areas are adequately controlled, independently reviewed and consistently applied from period to period. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable losses inherent in the loan and lease portfolio. Management performs detailed reviews of the portfolio quarterly to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses, based on historical and current trends and other factors affecting loan losses. Additions to the allowance for loan losses are charged to current period earnings through the provision for loan losses. Amounts determined to be uncollectible are charged directly against the allowance for loan losses, while amounts recovered on previously charged-off accounts increase the allowance.

The loan portfolio includes balances with non-homogeneous exposures. These loans are evaluated individually, and are risk-rated based upon borrower, collateral and industry-specific information that management believes is relevant to determining the occurrence of a loss event and measuring impairment. Loans are then segregated by risk according to our internal risk rating scale. Higher risk loans are individually analyzed for impairment. Management establishes specific allowances for loans determined to be individually impaired. All impaired loans are valued to determine if a specific allowance is warranted. The valuation analysis for the specific allowance is based upon one of the three valuation methods (i) the present value of expected future cash flows discounted at the loan’s initially contracted effective yield; (ii) the loan’s observable market price; or (iii) the fair value of the collateral. The appropriate valuation methodology generally reflects the chosen loan resolution strategy being pursued to maximize the loan recovery. Estimated costs to sell are considered in the impairment valuation when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan. Any guarantees provided by the borrower are typically not considered when determining our potential for specific loss.

In addition to the specific allowances for impaired loans, we maintain allowances that are based on an evaluation of inherent losses in our commercial loan portfolio. These allowances are based on an analysis of historical loss experience, current economic conditions and performance trends and any other pertinent information within specific portfolio segments.

As set forth in detail below, the process for determining the reserve factors and the related level of loan loss reserves is subject to numerous estimates and assumptions that require judgment about the timing, frequency and severity of credit losses that could materially affect the provision for loan losses and, therefore, net income. Within this process, management is required to make judgments related, but not limited, to: (i) risk ratings for loans; (ii) market and collateral values and discount rates for individually evaluated loans; (iii) loss rates used for commercial loans; and (iv) adjustments made to assess certain factors, including overall credit and economic conditions.

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

We update these reserve factors periodically to capture actual and recent behavioral characteristics of the portfolios. We estimate the allowance by applying historical loss factors derived from loss tracking mechanisms associated with actual portfolio activity over a specified period of time. These estimates are adjusted when necessary based on additional analysis of long-term average loss experience, external loan loss data and other risks identified from current and expected credit market conditions and trends, including management’s judgment for estimated inaccuracy and uncertainty.

We also consider the need for qualitative factors which we use to provide for uncertainties surrounding our estimation process including changes in the volume of our problem loans, changes in the value of collateral for our collateral dependent loans, and the existence of certain loan concentrations.

The sensitivity of our allowance for loan losses to potential changes in our reserve factors (in terms of percentage) applied to our overall loan portfolio as of December 31, 2010, was as follows:

Estimated Increase
(Decrease) in the
Change in Reserve Factors	Allowance for Loan Losses
($ in thousands)

0.25%	$17,380
0.10%	6,952
(0.10)%	(6,902)
(0.25)%	(16,944)

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

In accordance with GAAP, we prioritize the inputs into valuation techniques used to measure fair value. This hierarchy, consisting of three levels of inputs, prioritizes observable data from active markets and gives the lowest priority to unobservable inputs. Assets and liabilities that are actively traded in the marketplace or that have values based on readily available market value data require little, if any, subjectivity to be applied when determining the fair value. These are classified as either Level 1 or Level 2. Whether an asset or liability is classified as Level 1 or Level 2 depends largely on its similarity with other items in the marketplace and our ability to obtain corroborative data regarding whether the market in which the instrument trades is active. Fair value measurements on assets and liabilities that are based on prices or valuation techniques that require inputs that are both unobservable and are significant to the overall measurement are classified as level 3.

As of December 31, 2010, 16.56% and 1.06% of total assets and total liabilities, respectively, were recorded at fair value on a recurring basis. Of these assets carried at fair value on a recurring basis, $0.3 million (0.003% of total assets) were classified as Level 1, $1.6 billion (16.43% of total assets) were classified as Level 2 and $12.5 million (0.13% of total assets) were classified as Level 3 as of December 31, 2010. From a liability perspective, $78.3 million (1.06% of total liabilities) were classified as Level 2 as of December 31, 2010. As of December 31, 2010, no liabilities were classified as Level 1 or Level 3 within the fair value hierarchy.

It is our policy to maximize the use of observable market based inputs, when appropriate, to value our assets and liabilities carried at fair value on a recurring basis or to determine whether an adjustment to fair value is needed for assets and liabilities carried at fair value on a non-recurring basis. Given the nature of some of our assets carried at fair value, whether on a recurring or nonrecurring basis, clearly determinable market based valuation inputs are often not available. Therefore, the fair value measurements of these instruments utilize unobservable inputs and are classified as Level 3 within the fair value hierarchy. We may be required to apply significant judgments in determining our fair value estimates for these assets.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, management’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. For additional information, see Note 23, Fair Value Measurements, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

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

We record, on a recurring basis, fair value adjustments on our loans held for investment when we have determined that it is necessary to record a specific reserve against the loans. To measure the required specific reserve for loans that are collateral dependent, we utilize the fair value of collateral, less costs to sell. During the year ended December 31, 2010, we recognized losses of $153.3 million related to our loans held for investment measured at fair value on a nonrecurring basis. These losses were attributable to an increased number of loans requiring a specific reserve during the year, as well as declines in the fair value of collateral for these loans.

Income Taxes

We are subject to the income tax laws of the United States, its states and municipalities and the foreign jurisdictions in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when, in the future, certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.

Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

We provide for income taxes as a “C” corporation on income earned from operations. For the tax years ended December 31, 2010 and 2009, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. As a result, certain subsidiaries had taxable income that was not offset by taxable losses or loss carryforwards of other entities. We plan to reconsolidate our subsidiaries for federal tax purposes starting in 2011. We are subject to federal, foreign, state and local taxation in various jurisdictions.

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

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All evidence, both positive and negative, is evaluated when making this determination. Items considered in this analysis include the ability to carry back losses to recoup taxes previously paid, the reversal of temporary differences, tax planning strategies, historical financial performance, expectations of future earnings and the length of statutory carryforward periods. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences.

We established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2010 and 2009, the total valuation allowance was $413.8 million and $385.9 million, respectively. Although realization is not assured, we believe it is more likely than not that the December 31, 2010 net deferred tax assets of $97.5 million will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

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

During the years ended December 31, 2010 and 2009, we recorded $20.8 million of income tax benefit and $136.3 million of income tax expense, respectively, with respect to our income from continuing operations. The effective income tax rate for these periods was 12.9% and (17.6)%, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2009. In 2008, we settled an Internal Revenue Service examination for the tax years 2005 and 2004 and in 2009 and 2008, we settled certain state examinations for the tax years 2005, 2004 and 2003. In connection with the settlement and conclusion of these examinations, we incurred penalty and interest expense of $1.0 million in 2009 and paid taxes in the amount of $4.3 million and $16.7 million in 2009 and 2008, respectively. We are currently under examination by the Internal Revenue Service and certain states for the tax years 2006 to 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section. In addition, for a detailed discussion of our derivatives, see Note 21, Derivative Instruments and Note 22, Credit Risk, in an accompanying audited consolidated financial statements for the year ended December 31, 2010.

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

CapitalSource’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on such assessment management believes that, as of December 31, 2010, the company’s internal control over financial reporting is effective based on those criteria.

CapitalSource’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 98.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of CapitalSource Inc.

We have audited CapitalSource Inc.’s (“CapitalSource”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CapitalSource’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CapitalSource Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CapitalSource Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 28, 2011

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CapitalSource Inc.

We have audited the consolidated balance sheets of CapitalSource Inc. (“CapitalSource”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of CapitalSource’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapitalSource Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CapitalSource’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 28, 2011

CapitalSource Inc.

Consolidated Balance Sheets

	December 31,
	2010	2009
	($ in thousands, except share amounts)

ASSETS
Cash and cash equivalents	$820,450	$1,171,195
Restricted cash (including $46.5 million and $98.1 million, respectively, of cash that can only be used to settle obligations of consolidated VIEs)	128,586	168,468
Investment securities:
Available-for-sale, at fair value	1,522,911	960,591
Held-to-maturity, at amortized cost	184,473	242,078

Total investment securities	1,707,384	1,202,669
Commercial real estate “A” Participation Interest, net	—	530,560
Loans:
Loans held for sale	205,334	670
Loans held for investment	6,152,876	8,281,570
Less deferred loan fees and discounts	(106,438)	(146,329)
Less allowance for loan losses	(329,122)	(586,696)

Loans held for investment, net (including $889.7 million and $3.1 billion, respectively, of loans that can only be used to settle obligations of consolidated VIEs)	5,717,316	7,548,545

Total loans	5,922,650	7,549,215
Interest receivable	57,393	87,647
Other investments	71,889	96,517
Goodwill	173,135	173,135
Other assets	563,920	656,994
Assets of discontinued operations, held for sale	—	624,650

Total assets	$9,445,407	$12,261,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,621,273	$4,483,879
Credit facilities	67,508	542,781
Term debt (including $693.5 million and $2.7 billion, respectively, in obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.)	979,254	2,956,536
Other borrowings	1,375,884	1,204,074
Other liabilities	347,546	363,293
Liabilities of discontinued operations	—	527,228

Total liabilities	7,391,465	10,077,791
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 323,225,355 and 323,042,613 shares issued and outstanding, respectively)	3,232	3,230
Additional paid-in capital	3,911,341	3,909,364
Accumulated deficit	(1,870,572)	(1,748,822)
Accumulated other comprehensive income, net	9,941	19,361

Total CapitalSource Inc. shareholders’ equity	2,053,942	2,183,133
Noncontrolling interests	—	126

Total shareholders’ equity	2,053,942	2,183,259

Total liabilities and shareholders’ equity	$9,445,407	$12,261,050

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	($ in thousands, except per share data)

Net interest income:
Interest income:
Loans	$576,526	$806,336	$1,047,501
Investment securities	61,648	60,959	138,102
Other	1,467	4,651	23,866

Total interest income	639,641	871,946	1,209,469
Interest expense:
Deposits	60,052	109,430	76,245
Borrowings	172,044	317,882	601,462

Total interest expense	232,096	427,312	677,707

Net interest income	407,545	444,634	531,762
Provision for loan losses	307,080	845,986	593,046

Net interest income (loss) after provision for loan losses	100,465	(401,352)	(61,284)
Operating expenses:
Compensation and benefits	122,077	139,607	143,401
Professional fees	36,466	56,932	52,578
Other administrative expenses	70,011	80,964	58,621

Total operating expenses	228,554	277,503	254,600
Other income (expense):
Gain (loss) on investments, net	54,059	(30,724)	(73,569)
Loss on derivatives	(8,644)	(13,055)	(41,082)
Gain (loss) on residential mortgage investment portfolio	—	15,308	(102,779)
Gain (loss) on extinguishment of debt	925	(40,514)	58,856
Net expense of real estate owned and other foreclosed assets	(110,814)	(47,769)	(19,750)
Other income, net	31,239	21,079	35,494

Total other expense	(33,235)	(95,675)	(142,830)

Net loss from continuing operations before income taxes	(161,324)	(774,530)	(458,714)
Income tax (benefit) expense	(20,802)	136,314	(190,583)

Net loss from continuing operations	(140,522)	(910,844)	(268,131)
Net income from discontinued operations, net of taxes	9,489	49,868	49,350
Net gain (loss) from sale of discontinued operations, net of taxes	21,696	(8,071)	104

Net loss	(109,337)	(869,047)	(218,677)
Net (loss) income attributable to noncontrolling interests	(83)	(28)	1,426

Net loss attributable to CapitalSource Inc.	$(109,254)	$(869,019)	$(220,103)

Basic loss per share:
From continuing operations	$(0.44)	$(2.97)	$(1.07)
From discontinued operations	$0.10	$0.14	$0.20
Attributable to CapitalSource Inc.	$(0.34)	$(2.84)	$(0.88)
Diluted loss per share:
From continuing operations	$(0.44)	$(2.97)	$(1.07)
From discontinued operations	$0.10	$0.14	$0.20
Attributable to CapitalSource Inc.	$(0.34)	$(2.84)	$(0.88)
Average shares outstanding:
Basic	320,836,867	306,417,394	251,213,699
Diluted	320,836,867	306,417,394	251,213,699

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Shareholders’ Equity

	CapitalSource Inc. Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive		Total
	Common	Paid-in	Accumulated	Income,	Noncontrolling	Shareholders’
	Stock	Capital	Deficit	net	Interests	Equity
			($ in thousands)

Total shareholders’ equity as of December 31, 2007	$2,207	$2,941,329	$(342,466)	$4,950	45,446	$2,651,466
Conversion of noncontrolling interests into CapitalSource Inc. common stock	20	44,969	—	—	(44,989)	—
Net (loss) income	—	—	(220,103)	—	1,426	(218,677)
Other comprehensive loss:
Unrealized gain, net of tax	—	—	—	4,145	—	4,145

Total comprehensive loss						(214,532)
Dividends paid	—	4,463	(305,856)	—	(1,426)	(302,819)
Proceeds from issuance of common stock, net	539	601,047	—	—	—	601,586
Exchange of convertible debt	62	73,078	—	—	—	73,140
Stock option expense	—	1,019	—	—	—	1,019
Exercise of options	1	361	—	—	—	362
Restricted stock activity	(1)	31,140	—	—	—	31,139
Tax benefit on exercise of options	—	109	—	—	—	109
Tax benefit on vesting of restricted stock grants	—	(10,750)	—	—	—	(10,750)

Total shareholders’ equity as of December 31, 2008	2,828	3,686,765	(868,425)	9,095	457	2,830,720
Net loss	—	—	(869,019)	—	(28)	(869,047)
Other comprehensive loss:
Cumulative effect of adoption of investment valuation guidance	—	—	397	(397)	—	—
Unrealized gain, net of tax	—	—	—	10,663	—	10,663

Total comprehensive loss						(858,384)
Divestiture of noncontrolling interests	—	—	—	—	(303)	(303)
Repurchase of common stock	(6)	(794)	—	—	—	(800)
Dividends paid	—	(724)	(11,775)	—	—	(12,499)
Proceeds from issuance of common stock, net	203	76,902	—	—	—	77,105
Exchange of convertible debt	198	118,358	—	—	—	118,556
Stock option expense	—	5,898	—	—	—	5,898
Restricted stock activity	7	22,959	—	—	—	22,966

Total shareholders’ equity as of December 31, 2009	$3,230	$3,909,364	$(1,748,822)	$19,361	$126	$2,183,259
Net loss	—	—	(109,254)	—	(83)	(109,337)
Other comprehensive loss:
Unrealized loss, net of tax	—	—	—	(9,420)	—	(9,420)

Total comprehensive loss						(118,757)
Divestiture of noncontrolling interests	—	—	—	—	(43)	(43)
Repurchase of common stock	(14)	(9,928)	—	—	—	(9,942)
Dividends paid	—	(455)	(12,496)	—	—	(12,951)
Stock option expense	—	4,752	—	—	—	4,752
Exercise of options	3	1,077	—	—	—	1,080
Restricted stock activity	13	6,531	—	—	—	6,544

Total shareholders’ equity as of December 31, 2010	$3,232	$3,911,341	$(1,870,572)	$9,941	$—	$2,053,942

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	($ in thousands)

Operating expenses:
Net loss	$(109,337)	$(869,047)	$(218,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock option expense	4,752	5,898	1,019
Restricted stock expense	9,583	24,997	42,575
(Gain) loss on extinguishment of debt	(925)	40,610	(58,856)
Amortization of deferred loan fees and discounts	(76,810)	(77,534)	(90,967)
Paid-in-kind interest on loans	487	(12,676)	15,852
Provision for loan losses	307,080	845,986	593,046
(Benefit) provision for unfunded commitments	(442)	3,704	—
Amortization of deferred financing fees and discounts	50,926	63,538	118,140
Depreciation and amortization	(2,175)	31,701	39,457
Provision (benefit) for deferred income taxes	4,343	67,397	(152,451)
Non-cash (gain) loss on investments, net	(41,670)	31,765	82,250
Gain on assets acquired through business combination	(3,724)	—	—
Gain on deconsolidation of 2006-A Trust	(16,723)	—	—
Impairment of Parent Company goodwill	—	—	5,344
Non-cash loss on foreclosed assets and other property and equipment disposals	70,080	46,818	17,202
Unrealized (gain) loss on derivatives and foreign currencies, net	(5,556)	16,721	41,093
Unrealized (gain) loss on residential mortgage investment portfolio, net	—	(66,676)	50,085
Net decrease in mortgage-backed securities pledged, trading	—	1,485,144	2,559,389
Amortization of discount on residential mortgage investments	—	—	(8,619)
Accretion of discount on commercial real estate “A” participation interest	(9,548)	(29,781)	(23,777)
Decrease (increase) in interest receivable	31,196	(18,313)	33,983
Decrease in loans held for sale, net	9,378	20,936	269,983
Decrease (increase) in other assets	99,310	458,583	(483,124)
(Decrease) increase in other liabilities	(19,649)	(199,075)	123,943

Cash provided by operating activities	300,576	1,870,696	2,956,890
Investing activities:
Decrease in restricted cash	53,656	237,141	94,420
Decrease in mortgage-related receivables, net	—	1,754,555	214,298
Decrease in commercial real estate “A” participation interest, net	540,108	895,832	447,804
Assets acquired through business combination, net of cash acquired	(98,800)	—	—
Cash received from 2006-A Trust delegation and sale transaction	7,000	—	—
Acquisition of CS Advisors CLO II	—	—	(18,619)
Decrease (increase) in loans, net	1,345,895	462,036	(63,049)
Cash received (paid) for real estate	339,643	292,837	(10,121)
Acquisition of marketable securities, available for sale, net	(558,399)	(241,018)	(639,116)
Reduction (acquisition) of marketable securities, held to maturity, net	75,643	(213,048)	—
Reduction (acquisition) of other investments, net	85,488	19,612	(48,956)
Net cash acquired in FIL transaction	—	—	3,187,037
Acquisition of property and equipment, net	(6,600)	(18,537)	(5,594)

Cash provided by investing activities	1,783,634	3,189,410	3,158,104
Financing activities:
Payment of deferred financing fees	(21,968)	(45,573)	(75,931)
Deposits accepted, net of repayments	137,699	(560,497)	(126,773)
Repayments under repurchase agreements, net	—	(1,595,750)	(2,314,277)
Repayments on credit facilities, net	(463,920)	(910,281)	(912,276)
Borrowings of term debt	14,784	326,449	56,108
Repayments and extinguishment of term debt	(1,988,592)	(2,698,918)	(1,808,720)
(Repayments) borrowings under other borrowings, net	(99,277)	199,071	(74,177)
Proceeds from issuance of common stock, net of offering costs	—	77,105	601,755
Repurchase of common stock	(7,635)	(800)	—
Proceeds from exercise of options	1,080	—	362
Tax expense on share-based payments	—	—	(10,641)
Payment of dividends	(12,951)	(12,455)	(290,560)

Cash used in financing activities	(2,440,780)	(5,221,649)	(4,955,130)

(Decrease) increase in cash and cash equivalents	(356,570)	(161,543)	1,159,864
Cash and cash equivalents as of beginning of year	1,177,020	1,338,563	178,699

Cash and cash equivalents as of end of year	$820,450	$1,177,020	$1,338,563

Supplemental information:
Cash paid (received) during the year for:
Interest	$208,344	$405,524	$641,312
Income taxes, net	(17,347)	(146,114)	65,992
Noncash transactions from investing and financing activities:	—	—	—
Third-party assumption of debt	$203,679	$—	$—
Assets acquired through foreclosure	130,034	219,745	127,315
Stock received from Omega Healthcare Investors Inc.	—	50,561	—
Note receivable issued to Omega Healthcare Investors Inc.	—	59,354	—
Exchange of common stock for convertible debentures	—	61,618	44,880
Assumption of FIL assets and liabilities	—	—	3,292,185
Assumption of note payable	—	—	25,729
Acquisition of real estate	—	—	2,120
Conversion of noncontrolling interests into common stock	—	—	44,989
Dividends declared but not paid	—	—	13,827

See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

References to we, us, the Company or CapitalSource refer to CapitalSource Inc. together with its subsidiaries. References to CapitalSource Bank include its subsidiaries, and references to Parent Company refer to CapitalSource Inc. and its subsidiaries other than CapitalSource Bank.

We are a commercial lender that, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. As of December 31, 2010, we had 1,401 loans outstanding, with an aggregate outstanding principal balance of $6.4 billion. Included in the loan portfolio are certain loans shared between CapitalSource Bank and the Parent Company.

Our primary commercial lending products and depository products and services include:

•	Senior Secured Loans. We make senior secured, asset-based, real estate and cash flow loans, which have a first priority lien in the collateral securing the loan. Asset-based loans are collateralized by specified assets of the client, generally the client’s accounts receivable, inventory and/or machinery. Real estate loans are secured by senior mortgages on real property. We make cash flow loans based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. Our cash flow loans generally are secured by a security interest in all or substantially all of a client’s assets.

•	Depository Products and Services. Through CapitalSource Bank’s 21 branches in southern and central California, we provide savings and money market accounts, individual retirement account products and certificates of deposit. These products are insured up to the maximum amounts permitted by the Federal Deposit Insurance Corporation (“FDIC”).

For the year ended December 31, 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the years ended December 31, 2009 and 2008, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and residential mortgage business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment and consequently, we have presented the financial condition and results of operations within our Healthcare Net Lease segment as discontinued operations for all periods presented. We have reclassified all comparative period results to reflect our two current reportable segments. For additional information, see Note 24, Segment Data.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment, assessing the realization of deferred tax assets and determining the allowance for loan losses. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying financial statements reflect our consolidated accounts and those of other entities in which we have a controlling financial interest including our majority-owned subsidiaries and variable interest entities (“VIEs”) where we determined that we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

Discontinued Operations

In June 2010, we completed the sale of our remaining long-term healthcare facilities and exited the skilled nursing home ownership business. Accordingly, the financial position and results of operations of these direct real estate investments have been removed from the detail line items and separately presented as “discontinued operations.” As a result, all consolidated financial results reflect the continuing results of our operations. For additional information, see Note 3, Discontinued Operations.

Fair Value Measurements

In accordance with GAAP, we prioritize the inputs into valuation techniques used to measure fair value. This hierarchy prioritizes observable data from active markets, placing measurements using those inputs in Level 1 of the fair value hierarchy, and gives the lowest priority to unobservable inputs and classifies these as Level 3 measurements. The three levels of the fair value hierarchy are described below:

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, management’s own assumptions attempt to reflect those that market participants would use in pricing the asset or liability at the measurement date. For additional information, see Note 23, Fair Value Measurements.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. For the purpose of reporting cash flows, cash and cash equivalents include amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an original maturity of three months or less.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans

Loans held for investment in our portfolio are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. Deferred costs or fees, discounts and premiums are amortized over the contractual term of the loan.

Loans held for sale are accounted for at the lower of cost or fair value, which is determined on an individual loan basis, and include loans we originated or purchased that we intend to sell, in whole or in part, in the secondary market. Direct loan origination costs or fees, discounts and premiums are deferred at origination of the loan and not amortized into income.

As part of our management of the loans held in our portfolio, we will occasionally transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for loan loss is charged-off and the carrying value of the loans is adjusted to the estimated fair value less costs to sell. The loans are subsequently accounted for at the lower of cost or fair value, with valuation changes recorded in other income, net in our audited consolidated statements of operations. Gains or losses on the sale of these loans are also recorded in other income, net in our audited consolidated statements of operations. In certain circumstances, loans designated as held for sale may later be transferred back to the loan portfolio based upon our intent and ability to hold the loans for the foreseeable future. We transfer these loans to loans held for investment at the lower of cost or fair value.

Credit Quality

Credit risk within our loan portfolio is the risk of loss arising from adverse changes in a client’s or counterparty’s ability to meet its financial obligations under agreed-upon terms. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the client, the contractual terms of the agreement and the availability and quality of collateral.

We use a variety of tools to continuously monitor a client’s ability to perform under its obligations. Additionally, we syndicate loan exposure to other lenders, sell loans and use other risk mitigation techniques to manage the size and risk profile of our loan portfolio.

Credit risk management for the loan portfolio begins with an assessment of the credit risk profile of a client based on an analysis of the client’s payment performance, cash flow and financial position. As part of the overall credit risk assessment of a client, each commercial credit exposure is assigned an internal risk rating that is subject to approval based on defined credit approval standards. While rating criteria vary by product, each loan rating focuses on the same two factors: collateral and financial performance. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s financial condition, cash flow or financial position. We use risk rating aggregations to measure and evaluate concentrations within the loan portfolio. In making decisions regarding credit, we consider risk rating, collateral, and, industry concentration limits.

We believe that the likelihood of not being paid according to the contractual terms of a loan is, in large part, dependent upon the assessed level of risk associated with the loan. The internal rating that is assigned to a loan provides a view as to the relative risk of each loan. We employ an internal risk rating scale to establish a view of the credit quality of each loan. This scale is based on the credit classifications of assets as prescribed by government regulations and industry standards.

Allowance for Loan Losses

Our allowance for loan losses represents management’s estimate of incurred loan losses inherent in our loan and lease portfolio as of the balance sheet date. The estimation of the allowance for loan losses is based on a variety of factors, including past loan loss experience, the current credit profile of our borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral and general economic conditions. Provisions for loan losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We perform quarterly and systematic detailed reviews of our loan portfolio to identify credit risks and to assess the overall collectability of the portfolio. The allowance on certain pools of loans with similar characteristics is estimated using reserve factors that are reflective of historical loss rates.

Our portfolio is reviewed regularly, and, on a periodic basis, individual loans are reviewed and assigned a risk rating. Loans subject to individual reviews are analyzed and segregated by risk according to our internal risk rating scale. These risk ratings, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, and any other pertinent information, including individual valuations on impaired loans, are factored in the estimation of the allowance for loan losses. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Impairment on individual loans is measured based on the present value of payments expected to be received, observable market prices for the loan, or the estimated fair value of the collateral. If the recorded investment in an impaired loan exceeds the present value of payments expected to be received or the fair value of the collateral, a specific allowance is established as a component of the allowance for loan losses.

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan losses. To the extent we later collect amounts previously charged off, we will recognize a recovery by increasing the allowance for loan losses for the amount received.

We also consider whether losses may have been incurred in connection with unfunded commitments to lend. In making this assessment, we exclude from consideration those commitments for which funding is subject to our approval based on the adequacy of underlying collateral that is required to be presented by a client or other terms and conditions. Reserves for losses related to unfunded commitments are included within other liabilities on our audited consolidated balance sheets.

Foreclosed Assets

Foreclosed assets, includes foreclosed property and other assets received in full or partial satisfaction of a loan. We recognize foreclosed assets upon the earlier of the loan foreclosure event or when we take physical possession of the asset (i.e., through a deed in lieu of foreclosure transaction). Foreclosed assets are initially measured at their fair value less estimated cost to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated cost to sell the asset as a charge off to the loan.

Real estate owned (“REO”) represents property obtained through foreclosure. REO that we do not intend to sell is classified separately as held for use, is depreciated and is recorded in other assets in our audited consolidated balance sheets. We report REO that we intend to sell, are actively marketing and that are available for immediate sale in their current condition as held for sale. These REO are reported at the lower of their carrying amount or fair value less estimated selling costs, from the date of foreclosure, and are not depreciated. The fair value of our REO is determined by third party appraisals, when available. When third party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. We recognize a loss for any subsequent write-down of the REO to its fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to net expense of real estate owned and other foreclosed assets in our audited consolidated statements of operations. A recovery is recognized for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. We recognize REO operating costs and gains or losses on sales of REO through net expense of real estate owned and other foreclosed assets in our audited consolidated statements of operations.

Goodwill Impairment

Goodwill must be allocated to reporting units and tested for impairment. We test goodwill for impairment at least annually, and more frequently if events or circumstances, such as adverse changes in the business climate,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the years ended December 31, 2010 and 2009, we did not record any goodwill impairment. During the year ended December 31, 2008, we recorded $5.3 million of goodwill impairment. The balance of goodwill of $173.1 million as of both December 31, 2010 and 2009 was attributable to the acquisition of CapitalSource Bank and was not considered to be impaired.

Investments in Debt Securities and Equity Securities That Have Readily Determinable Fair Values

All debt securities, as well as all purchased equity securities that have readily determinable fair values, are classified in our audited consolidated balance sheets based on management’s intention on the date of purchase. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities not classified as held-to-maturity or trading, as well as equity investments in publicly traded entities, are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income (loss) on our audited consolidated balance sheets on an after-tax basis.

Investments in Equity Securities That Do Not Have Readily Determinable Fair Values

Purchased common stock or preferred stock that is not publicly traded and/or does not have a readily determinable fair value is accounted for pursuant to the equity method of accounting if we have the ability to significantly influence the operating and financial policies of an investee. This is generally presumed to exist when we own between 20% and 50% of a corporation, or when we own greater than 5% of a limited partnership or similarly structured entity. Our share of earnings and losses in equity method investees is included in other income, net of expenses in our audited consolidated statements of operations. If we do not have this significant influence over the investee, the cost method is used to account for the equity interest.

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

If it has been determined that an investment has sustained an other-than-temporary decline in its value, the equity interest is written down to its fair value through gain (loss) on investments, net and a new carrying value for the investment is established.

Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and are included in gain (loss) on investments, net in our audited consolidated statements of operations.

In situations where we hold both a loan and an equity method investment in an investee, we will continue to apply our pro rata share of losses in the investee to the balance of the loan once the equity investment has been fully written down.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transfers of Financial Assets

We account for transfers of loans and other financial assets to third parties or special purpose entities (“SPEs”) that we establish as sales if we determine that we have relinquished effective control over the transferred assets. In such transactions, we derecognize the transferred assets, recognize and measure at fair value any assets obtained and liabilities assumed, including servicing assets and liabilities and record a gain or loss on the sale based upon the difference between the fair value of the assets obtained and liabilities assumed and the carrying amount of the transferred assets. If we transfer a portion of a financial asset that qualifies as a participating interest, we allocate the previous carrying amount of the entire financial asset between the participating interests sold and the interest that we continue to hold based on their relative fair values at the transfer date.

We account for transfers of financial assets in which we receive cash consideration, but for which we determine that we have not relinquished control, as secured borrowings.

Investments in Warrants and Options

In connection with certain lending arrangements, we sometimes receive warrants or options to purchase shares of common stock or other equity interests from a client without any payment of cash in connection with certain lending arrangements. These investments are initially recorded at their estimated fair value. The carrying value of the related loan is adjusted to reflect an original issue discount equal to the estimated fair value ascribed to the equity interest. Such original issue discount is accreted to fee income over the contractual life of the loan in accordance with our income recognition policy.

Warrants and options that are assessed as derivatives are subsequently measured at fair value through earnings as a component of gain (loss) on investments, net on our audited consolidated statements of operations.

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

Income Recognition on Loans

Interest income, including income on impaired loans, fees due at maturity and paid-in-kind (“PIK”) interest, is recorded on an accrual basis to the extent that such amounts are expected to be collected. Carrying value adjustments of revolving lines of credit are amortized into interest and fee income over the contractual life of a loan on a straight line basis, while carrying value adjustments of all other loans are amortized into earnings over the contractual life of a loan using the interest method. In applying the interest method, the effective yield on a loan is determined based on its contractual payment terms, adjusted for actual prepayments.

Loan origination fees are deferred and amortized as adjustments to the related loan’s yield over the contractual life of the loan. We do not take loan fees into income when a loan closes. In connection with the prepayment of a loan, any remaining unamortized deferred fees for that loan are accelerated and, depending upon the terms of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We will place a loan on non-accrual status if there is substantial doubt about the borrower’s ability to service its debt and other obligations or if the loan is 90 or more days past due and is not well-secured and in the process of collection. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed and the recognition of interest and fee income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. Payments received on non-accrual loans are generally first applied to principal. A loan may be returned to accrual status when its interest or principal is current, repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. Cash payments received from the borrower and applied to the principal balance of the loan while the loan was on non-accrual status are not reversed if a loan is returned to accrual status.

We continue to recognize interest income on loans that have been identified as impaired, but that have not been placed on non-accrual status. If the loan is placed on non-accrual status, accrued and unpaid interest is reversed and the recognition of interest and fee income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current.

Income Recognition and Impairment Recognition on Securities

For our investments in debt securities, we use the interest method to amortize deferred items, including premiums, discounts and other basis adjustments, into interest income. For debt securities representing non-investment grade beneficial interests in securitizations, the effective yield is determined based on the estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. The effective yield on all other debt securities that have not experienced an other-than-temporary impairment is based on the contractual cash flows of the security.

Declines in the fair value of debt securities classified as available-for-sale or held-to-maturity are reviewed to determine whether the impairment is other-than-temporary. This review considers a number of factors, including the severity of the decline in fair value, current market conditions, historical performance of the security, credit ratings and the length of time the investment has been in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, an other-than-temporary impairment is considered to have occurred. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of cash flows expected to be collected from the security with its amortized cost. The present value of cash flows is determined using a discount rate equal to the effective yield on the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, then the impairment is considered to be other-than-temporary. Determination of whether an impairment is other-than-temporary requires significant judgment surrounding the collectability of the investment including such factors as the financial condition of the issuer, expected prepayments and expected defaults.

When we have determined that an other-than-temporary impairment has occurred, we separate the impairment amount into a component representing the credit loss and a component representing all other factors. The credit loss component is recognized in earnings and is determined by discounting the expected future cash flows of the security by the effective yield of the security. The previous amortized cost basis less the credit component of the impairment becomes the new amortized cost basis of the security. Any remaining impairment, representing the difference between the new amortized cost of the security and its fair value is recognized through other comprehensive income. We also consider impairment of a security to be other-than-temporary if we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis. In these situations, the entire amount of the impairment represents the credit component and is recognized through earnings.

In periods following the recognition of an other-than-temporary impairment, the difference between the new amortized cost basis and the cash flows expected to be collected on the security are accreted as interest income. Any subsequent changes to estimated cash flows are recognized as prospective adjustments to the effective yield of the security.

Derivative Instruments

We enter into derivative contracts primarily to manage the interest rate risk associated with certain assets, liabilities, or probable forecasted transactions. As of December 31, 2010 and 2009, all of our derivatives were held for risk management purposes, and none were designated as accounting hedges.

Our derivatives are recorded in other assets or other liabilities, as appropriate, on our audited consolidated balance sheets. The changes in fair value of our derivatives and the related interest accrued are recognized in other income, net of expenses on our audited consolidated statements of operations.

Income Taxes

We provide for income taxes as a “C” corporation on income earned from operations. For the tax years ended December 31, 2010 and 2009, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. As a result, certain subsidiaries had taxable income that was not offset by taxable losses or loss carryforwards of other entities. We plan to reconsolidate our subsidiaries for federal tax purposes starting in 2011. We are subject to federal, foreign, state and local taxation in various jurisdictions.

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

Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding during each period, plus common share equivalents computed for stock options, stock units, stock

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends declared, restricted stock and convertible debt. Diluted net loss per share is adjusted for the effects of other potentially dilutive financial instruments only in the periods in which such effect is dilutive.

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

Segment Reporting

Public business enterprises are required to report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. We currently operate as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on the accounting for transfers and servicing of financial assets and extinguishments of liabilities and established additional disclosures about transfers of financial assets, including securitization transactions, and the nature of an entity’s continuing exposure to the risks related to transferred financial assets. The amendment applies to all entities and eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This guidance was effective as of the beginning of the first annual reporting period that begins after November 15, 2009 for all transfers occurring subsequent to the adoption date. We adopted this guidance on January 1, 2010, and it did not have a material impact on our audited consolidated financial statements.

In June 2009, the FASB issued guidance changing how a reporting entity determines when an entity referred to as a variable interest entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also requires enhanced disclosures about variable interest entities that provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity and ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It does not change the existing scope for accounting and assessment of variable interest entities; however, it includes entities that were previously considered qualifying special-purpose entities, as the concept of a qualifying special-purpose entity was eliminated. This guidance was effective for the first annual reporting period that begins after November 15, 2009. We adopted this guidance on January 1, 2010. As further explained in Note 5, Commercial Lending Assets and Credit Quality, our adoption resulted in an increase in our number of variable interest entities. This increase is primarily the result of borrowers that have undergone troubled debt restructuring transactions, requiring us to reconsider whether the borrowers qualify as variable interest entities. However, based on our analysis of each transaction, we have not met the characteristics of a primary beneficiary with respect to these entities, and thus, do not consolidate them. As a result, our adoption of this guidance did not have a material impact on our audited consolidated financial statements.

In January 2010, the FASB amended its guidance on fair value measurements and disclosure which was intended to improve transparency in financial reporting by requiring enhanced disclosures related to fair value measurements. These new disclosures would provide for disclosure of transfers between Level 1 and Level 2 of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value hierarchy, of fair value measurements for each class of assets and liabilities presented, of separate information for purchases, sales, issuances, and settlements in the rollforward of activity of Level 3 fair value measurements, and of valuation techniques used in recurring and nonrecurring fair value measurements for both Level 2 and Level 3 measurements. This guidance was effective for interim and annual reporting periods ending after March 15, 2010, except for the guidance related to purchases, sales, issuances, and settlements in the rollforward of activity of Level 3 fair value measurements, which is effective for annual reporting periods ending after December 31, 2010. We adopted this guidance effective January 1, 2010, and it did not have a material impact on our audited consolidated financial statements.

In March 2010, the FASB amended its guidance on derivatives and hedging to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related solely to the subordination of one financial instrument to another qualifies for the exemption. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance was effective in the first interim or annual fiscal period beginning after June 15, 2010. We adopted this guidance effective July 1, 2010, and it did not have a material impact on our audited consolidated financial statements.

In April 2010, the FASB amended its guidance on loans to clarify that modifications of loans that are accounted for within a pool of loans do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity continues to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. Loans accounted for individually continue to be subject to the previously issued troubled debt restructuring accounting provisions. This guidance was effective in the first interim or annual fiscal period ending on or after July 15, 2010 and should be applied prospectively. We adopted this guidance effective July 1, 2010, and it did not have a material impact on our audited consolidated financial statements.

In July 2010, the FASB amended its guidance on financing receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment and class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance was effective for interim and annual periods beginning after December 15, 2010 for disclosures as of the end of a period and for disclosures related to activity during a period. We adopted this guidance on October 1, 2010. For further information, see Note 5 — Commercial Lending Assets and Credit Quality.

Reclassifications

Certain amounts in the prior year’s audited consolidated financial statements have been reclassified to conform to the current year presentation, including the reclassification of fee income to interest income or other income, net and the reclassification of letter of credit fee expense from interest expense to other income, net in our audited consolidated statements of operations. Accordingly, the reclassifications have been appropriately reflected throughout our audited consolidated financial statements.

Note 3.	Discontinued Operations

In June 2010, we completed the sale of our remaining long-term healthcare facilities to Omega Healthcare Investors, Inc. (“Omega”), and as a result, we exited the skilled nursing home ownership business. Consequently, we have presented the financial condition and results of operations for this business as discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed balance sheets as of December 31, 2010 and 2009 for our discontinued operations were as follows:

	December 31,
	2010	2009
	($ in thousands)

Assets:
Cash and cash equivalents and restricted cash	$—	$19,599
Direct real estate investments, net	—	554,157
Other assets	—	50,894

Total assets	$—	$624,650

Liabilities:
Mortgage debt	$—	$447,683
Notes payable	—	20,000
Other liabilities	—	59,545

Total liabilities	$—	$527,228

The condensed statements of operations for the years ended December 31, 2010, 2009 and 2008 for our discontinued operations were as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Revenue:
Operating lease income	$28,750	$107,296	$107,748
Expenses:
Interest	15,183	12,415	19,607
Depreciation	2,540	31,520	35,889
General and administrative	1,481	3,832	706
Other expense	57	5,558	848

Total expenses	19,261	53,325	57,050
Gain (loss) from sale of discontinued operations	21,696	(7,716)	104
Income tax expense	—	4,458	1,348

Net income attributable to discontinued operations	$31,185	$41,797	$49,454

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Cash and Cash Equivalents and Restricted Cash

As of December 31, 2010 and 2009, our cash and cash equivalents and restricted cash balances were as follows:

	December 31,
	2010		2009
	Unrestricted	Restricted	Unrestricted	Restricted
	($ in thousands)

Cash and cash equivalents and restricted cash from continuing operations:
Cash and due from banks(1)	$576,276	$58,814	$447,632	$24,575
Interest-bearing deposits in other banks(2)	70,383	10,213	135,410	7,012
Other short-term investments(3)	173,791	59,559	418,176	136,881
Investment securities(4)	—	—	169,977	—

Total cash and cash equivalents and restricted cash from continuing operations	820,450	128,586	1,171,195	168,468
Cash and cash equivalents and restricted cash from discontinued operations:
Cash and due from banks	—	—	5,825	13,774

Total cash and cash equivalents and restricted cash	$820,450	$128,586	$1,177,020	$182,242

(1)	Includes principal and interest collections, including those related to loans held by securitization trusts or pledged to credit facilities. A portion of these collections are invested in money market funds that invest primarily in U.S. Treasury securities.

(2)	Represents principal and interest collections on loan assets pledged to credit facilities. Included in these balances for CapitalSource Bank were $63.6 million and $119.1 million in deposits at the Federal Reserve Bank (“FRB”) as of December 31, 2010 and 2009, respectively.

(3)	Represents principal and interest collections, including those related to loans held by securitization trusts or pledged to credit facilities and also includes short-term investments held by CapitalSource Bank. Principal and interest collections are invested in money market funds that invest primarily in U.S. Treasury securities. CapitalSource Bank cash is invested in (i) short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P), P1 (Moody’s) or F1 (Fitch), and (ii) in money market funds that invest primarily in U.S. Treasury and Agency securities and repurchase agreements secured by the same.

(4)	Includes discount notes with AAA ratings totaling $170.0 million as of December 31, 2009 issued by the Federal Home Loan Bank System (“FHLB”) of San Francisco (“FHLB SF”), Fannie Mae or Freddie Mac. These investments had a remaining weighted average maturity of 61 days as of December 31, 2009. We did not hold any such investment securities as of December 31, 2010.

Note 5.	Commercial Lending Assets and Credit Quality

As of December 31, 2010 and 2009, our commercial lending assets had an outstanding balance of $6.4 billion and $8.8 billion, respectively. Included in these amounts were loans held for investment, loans held for sale, and a commercial real estate participation interest (the “A” Participation Interest”). As of December 31, 2010 and 2009, interest and fee receivables totaled $52.7 million and $83.3 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The outstanding unpaid principal balance of loans in our portfolio, including loans held for sale, by type of loan, as of December 31, 2010 and 2009 was as follows:

	December 31,
	2010		2009
	($ in thousands)

Commercial	$4,238,471	67%	$5,036,455	61%
Real estate	1,826,158	29	2,026,559	24
Real estate — construction	293,581	4	1,219,226	15

Total(1)	$6,358,210	100%	$8,282,240	100%

(1)	Excludes deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Commercial Real Estate “A” Participation Interest

The “A” Participation Interest was fully paid off in October 2010. Activity with respect to the “A” Participation Interest for the years ended December 31, 2010 and 2009 was as follows ($ in thousands):

“A” Participation Interest as of December 31, 2008	$1,396,611
Principal payments	(895,832)
Discount accretion	29,781

“A” Participation Interest as of December 31, 2009	530,560
Principal payments	(540,108)
Discount accretion	9,548

“A” Participation Interest as of December 31, 2010	$—

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

During the years ended December 31, 2010 and 2009, we transferred to held for sale loans held for investment with a carrying value of $387.2 million and $130.7 million, respectively, including impaired loans with a carrying value of $117.2 million and $55.4 million, respectively, based on our decision to sell these loans as part of an overall workout strategy. During the year ended December 31, 2010, loans with a carrying value of $31.8 million were transferred as part of a sale of loan participations to a third party in conjunction with the transaction surrounding the 2006-A term debt securitization (the “2006-A Trust”). In addition, we transferred to held for sale loans held for investment with a carrying value of $155.0 million based on our decision to sell these loans as part of a strategy to divest the assets of our subsidiaries based in the United Kingdom. Transfers to loans held for sale resulted in $24.5 million and $11.7 million in losses due to valuation adjustments at time of transfer for the years ended December 31, 2010 and 2009, respectively. We also reclassified $49.5 million and $6.9 million of loans from held for sale to held for investment during the years ended December 31, 2010 and 2009, respectively, based upon our intent to retain these loans for investment. No loans were transferred between loans held for sale and loans held for investment during the year ended December 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2010, 2009 and 2008, we recognized net pre-tax losses on the sale of loans of $7.8 million, $7.9 million and $2.8 million, respectively.

As of December 31, 2010 and 2009, loans held for sale with an outstanding balance of $14.7 million and $0.7 million, respectively, were classified as non-accrual loans.

We recorded $4.9 million and $21,000 of fair value write-downs on non-accrual loans held for sale during the years ended December 31, 2010 and 2009, respectively.

Loans Held for Investment

Loans held for investment are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. We maintain an allowance for loan and lease losses for loans held for investment, which is calculated based on management’s estimate of incurred loan losses inherent in our loan portfolio as of the balance sheet date. This methodology is used consistently to develop our allowance for loan losses for all loans in our loan portfolio, and, as such, we maintain a single portfolio segment. The loans in our portfolio are grouped into seven loan classes, based on the level that we use to assess and monitor the risk and performance of the portfolio.

Non-performing loans are loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments and other loans identified as troubled debt restructurings (“TDRs”) as defined by GAAP.

As of December 31, 2010, the carrying value of each class of loans held for investment, separated by performing and non-performing categories, was as follows:

Class	Performing	Non-Performing	Total
	($ in thousands)

Healthcare Asset-Based	$269,339	$2,925	$272,264
Asset-Based	1,352,039	194,625	1,546,664
Cash Flow	1,558,783	264,786	1,823,569
Healthcare Real Estate	841,774	28,866	870,640
Real Estate	725,972	356,087	1,082,059
Multi-Family	328,300	11,010	339,310
Small Business	101,761	10,171	111,932

Total(1)	$5,177,968	$868,470	$6,046,438

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

As of December 31, 2010, the carrying value of each class of loans held for investment, by internal risk rating, was as follows:

	Internal Risk Rating
		Special
Class	Pass	Mention	Substandard	Doubtful	Total
	($ in thousands)

Healthcare Asset-Based	$245,486	$9,243	$15,509	$2,026	$272,264
Asset-Based	1,207,990	39,612	169,986	129,076	1,546,664
Cash Flow	1,110,779	216,399	350,287	146,104	1,823,569
Healthcare Real Estate	773,955	37,730	47,090	11,865	870,640
Real Estate	396,044	98,401	470,034	117,580	1,082,059
Multi-Family	330,017	—	8,919	374	339,310
Small Business	97,444	6,278	5,514	2,696	111,932

Total(1)	$4,161,715	$407,663	$1,067,339	$409,721	$6,046,438

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Accrual and Past Due Loans

As of December 31, 2010, the carrying value of non-accrual loans was as follows ($ in thousands):

Healthcare Asset-Based	$2,925
Asset-Based	142,847
Cash Flow	183,606
Healthcare Real Estate	28,866
Real Estate	265,615
Multi-Family	11,010
Small Business	4,980

Total(1)	$639,849

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

As of December 31, 2010, delinquent loans in our loan portfolio were as follows:

						Greater than 90
	30-89 Days Past	Greater than 90				Days Past Due and
	Due	Days Past Due	Total Past Due	Current	Total Loans	Accruing
	($ in thousands)

Healthcare Asset-Based	$—	$—	$—	$272,264	$272,264	$—
Asset-Based	8,074	27,130	35,204	1,500,537	1,535,741	3,244
Cash Flow	10,573	60,644	71,217	1,752,352	1,823,569	—
Healthcare Real Estate	—	25,887	25,887	840,527	866,414	—
Real Estate	54	148,197	148,251	924,590	1,072,841	45,783
Multi-Family	2,324	9,293	11,617	327,692	339,309	—
Small Business	4,317	4,981	9,298	97,444	106,742	—

Total(1)	$25,342	$276,132	$301,474	$5,715,406	$6,016,880	$49,027

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

As of December 31, 2009, non-accrual loans and accruing loans greater than 90 days past due were $1.1 billion and $67.0 million, respectively.

Impaired Loans

We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include loans where we expect to encounter a significant delay in the collection of, and/or a shortfall in the amount of contractual payments due to us.

Assessing the likelihood that a loan will not be paid according to its contractual terms involves the consideration of all relevant facts and circumstances and requires a significant amount of judgment. In general, and for such purposes, factors that are considered include:

•	The current performance of the borrower;

•	The current economic environment and financial capacity of the borrower to preclude a default;

•	The willingness of the borrower to provide the support necessary to preclude a default (including the potential for successful resolution of a potential problem through modification of terms); and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The borrower’s equity position in the underlying collateral, if applicable, based on our best estimate of the fair value of the collateral.

In assessing the adequacy of available evidence, we consider whether the receipt of payments is dependent on the fiscal health of the borrower or the sale, refinancing or foreclosure of the loan.

As of December 31, 2010, information pertaining to our impaired loans was as follows:

	Carrying	Legal Principal	Related	Average	Interest Income
	Value(1)	Balance(2)	Allowance	Balance	Recognized
	($ in thousands)

With no related allowance recorded:
Healthcare Asset-Based	$463	$825	$—	$1,575	$132
Asset-Based	96,514	180,659	—	147,560	5,158
Cash Flow	128,658	205,454	—	181,308	6,487
Healthcare Real Estate	18,881	19,892	—	20,119	11
Real Estate	323,292	407,423	—	190,510	5,770
Multi-Family	11,010	15,402	—	2,655	35
Small Business	9,861	17,708	—	4,317	—

Total	588,679	847,363	—	548,044	17,593
With allowance recorded:
Healthcare Asset-Based	2,462	11,614	(675)	4,908	—
Asset-Based	98,762	112,732	(21,684)	60,580	23
Cash Flow	142,171	191,172	(33,069)	109,825	1,901
Healthcare Real Estate	9,984	11,278	(2,323)	9,101	179
Real Estate	69,128	92,833	(21,076)	407,720	1,624
Multi-Family	—	—	—	13,425	—
Small Business	310	359	(141)	1,096	—

Total	322,817	419,988	(78,968)	606,655	3,727

Total impaired loans	$911,496	$1,267,351	$(78,968)	$1,154,699	$21,320

(1)	Carrying value of impaired loans before applying specific reserves. Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

(2)	Represents the contractual amounts owed to us by borrowers.

As of December 31, 2010, the carrying value of impaired loans with no related allowance recorded was $588.7 million. Of this amount, $222.4 million related to loans that were charged off to their carrying value. This was primarily the result of collateral dependent loans for which ultimate collection depends solely on the sale of the collateral. The remaining $366.3 million relates to loans that have no recorded charge-offs or specific reserves as of December 31, 2010, based on our estimates that we ultimately will collect all interest and principal amounts due.

As of December 31, 2009, the carrying value of impaired loans was $597.4 million, net of specific reserves of $116.5 million. Included in these loans were loans with a carrying value of $223.0 million related to the 2006-A Trust. As of December 31, 2009, we had loans with a carrying value of $517.1 million that we assessed as impaired and for which we did not record any specific reserves.

The average balances of impaired loans during the years ended December 31, 2010, 2009 and 2008 were $1.2 billion, $927.4 million and $455.7 million, respectively. The total amounts of interest income that were recognized on impaired loans during the years ended December 31, 2010, 2009 and 2008 were $21.3 million, $29.0 million and $29.0 million, respectively. The amounts of cash basis interest income that were recognized on impaired loans during the years ended December 31, 2010 and 2009 were $0.6 million and $50,000, respectively. There was no cash basis interest income recognized during the year ended December 31, 2008. If our non-accrual

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans had performed in accordance with their original terms, interest income would have been increased by $142.5 million, $127.0 million and $50.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Allowance for Loan Losses

Activity in the allowance for loan losses related to our loans held for investment for the years ended December 31, 2010, 2009 and 2008, respectively, was as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Balance as of beginning of year	$586,696	$423,844	$138,930
Charge offs	(385,097)	(589,854)	(272,183)
Recoveries	930	11,361	1,283

Net charge offs(1)	(384,167)	(578,493)	(270,900)
Charge offs upon transfer to held for sale	(42,353)	(33,907)	(20,991)
Deconsolidation of 2006-A Trust	(138,134)	—	—
Provision for loan losses	307,080	775,252	576,805

Balance as of end of year	$329,122	$586,696	$423,844

(1)	Includes $71.6 million and $51.4 million in charge offs related to loans in the 2006-A Trust for the years ended December 31, 2010 and 2009, respectively. There were no charge offs related to loans in the 2006-A Trust for the year ended December 31, 2008.

As of December 31, 2010, the balances of the allowance for loan losses and the carrying value of loans held for investment disaggregated by impairment methodology were as follows:

		Allowance for
	Loans	Loan Losses
	($ in thousands)

Individually evaluated for impairment	$904,466	$(78,019)
Collectively evaluated for impairment	5,217,393	(249,912)
Acquired loans with deteriorated credit quality	31,017	(1,191)

Total	$6,152,876	$(329,122)

Troubled Debt Restructurings

During the years ended December 31, 2010 and 2009, loans with an aggregate carrying value, which includes principal, deferred fees and accrued interest, of $1.0 billion and $921.3 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring. A loan that has been involved in a TDR might no longer be assessed as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. As of December 31, 2010 and 2009, all of our TDRs were classified as impaired loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate carrying values of loans that had been restructured in TDRs as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	($ in thousands)

Non-accrual	$400,851	$314,526
Accruing	154,262	111,880

Total	$555,113	$426,406

We recorded charge offs related to these restructured loans of $134.5 million, $184.3 million and $143.1 million, for the years ended December 31, 2010, 2009 and 2008, respectively. The specific reserves related to these loans were $35.5 million and $25.1 million as of December 31, 2010 and 2009, respectively.

For a loan that accrues interest immediately after that loan is restructured in a TDR, we generally do not charge off a portion of the loan as part of the restructuring. If a portion of a loan has been charged off, we will not accrue interest on the remaining portion of the loan if the charged off portion is still contractually due from the borrower. However, if the charged off portion of the loan is legally forgiven through concessions to the borrower, then the restructured loan may be placed on accrual status if the remaining contractual amounts due on the loan are reasonably assured of collection. In addition, for certain TDRs, especially those involving a commercial real estate loan, we may split the loan into a performing A note and a B note, placing the A note on accrual and charging off the B note. For an amortizing loan with monthly payments, the borrower is required to demonstrate sustained payment performance for a minimum of six months to return a non-accrual restructured loan to accrual status.

Our evaluation of whether collection of interest and principal is reasonably assured is based on the facts and circumstances of each individual borrower and our assessment of the borrower’s ability and intent to repay in accordance with the revised loan terms. We generally consider such factors as payment history of the borrower, indications of support by sponsors and other interest holders, the terms of the modified loan, the value of any collateral securing the loan and projections of future performance of the borrower.

Loans Pledged to the FHLB

As of December 31, 2010, CapitalSource Bank had loans held for investment with an unpaid principal balance of $166.1 million pledged to the FHLB as collateral for its financing facility. There were no loans pledged as of December 31, 2009.

Foreclosed Assets

Real Estate Owned (“REO”)

When we foreclose on a real estate asset that collateralizes a loan, we record the asset at its estimated fair value less costs to sell at the time of foreclosure if the related REO is classified as held for sale. Upon foreclosure, we evaluate the asset’s fair value as compared to the loan’s carrying amount and record a charge off when the carrying amount of the loan exceeds fair value less costs to sell. For REO determined to be held for sale, subsequent valuation adjustments are recorded as a valuation allowance, which is recorded as a component of net expense of real estate owned and other foreclosed assets in our audited consolidated statements of operations. REO that does not meet the criteria of held for sale is classified as held for use and initially recorded at its fair value. The real estate asset is subsequently depreciated over its estimated useful life. Fair value adjustments on REO held for use are recorded only if the carrying amount of an asset is not recoverable and exceeds its fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2009, we had $92.3 million and $101.4 million, respectively, of REO classified as held for sale, which was recorded in other assets in our audited consolidated balance sheets. Activity in REO held for sale for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Balance as of beginning of year	$101,401	$84,437	$19,741
Acquired in business combination	2,014	—	—
Transfers from loans held for investment	138,103	102,974	88,657
Fair value adjustments	(40,536)	(32,033)	(16,677)
Transfers from (to) REO held for use	2,850	(11,259)	—
Real estate sold	(111,567)	(42,718)	(7,284)

Balance as of end of year	$92,265	$101,401	$84,437

During the years ended December 31, 2010, 2009 and 2008, we recognized a loss of $2.1 million, a loss of $15.0 million and a gain of $0.5 million, respectively, on the sales of REO held for sale as a component of net expense of real estate owned and other foreclosed assets in our audited consolidated statements of operations.

As of December 31, 2010 and 2009, we had $1.4 million and $19.7 million, respectively, of REO classified as held for use, which was recorded in other assets in our audited consolidated balance sheets. During the years ended December 31, 2010 and 2009, we recognized impairment losses of $12.9 million and $2.4 million, respectively, on REO held for use as a component of net expense of real estate owned and other foreclosed assets in our audited consolidated statements of operations. There were no such impairments in 2008.

Other Foreclosed Assets

When we foreclose on a loan to a borrower whose underlying collateral consists of loans, we record the acquired loans at the estimated fair value less costs to sell at the time of foreclosure. At the time of foreclosure, we record charge offs when the carrying amount of the original loan exceeds the estimated fair value of the acquired loans. As of December 31, 2010 and 2009, we had $55.8 million and $127.2 million, respectively, of loans acquired through foreclosure, net of valuation allowances of $3.2 million and $2.8 million, respectively, which were recorded in other assets in our audited consolidated balance sheets. We recorded a provision for losses of $42.1 million and $3.6 million related to loans acquired through foreclosure as a component of net expense of real estate owned and other foreclosed assets in our audited consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively. We did not record a provision for losses related to loans acquired through foreclosure for the year ended December 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Investments

Investment Securities, Available-for-Sale

As of December 31, 2010 and 2009, our investment securities, available-for-sale were as follows:

	December 31,
	2010				2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	($ in thousands)

Agency discount notes	$164,917	$57	$—	$164,974	$49,988	$8	$—	$49,996
Agency callable notes	164,219	418	(1,749)	162,888	252,175	143	(1,788)	250,530
Agency debt	102,263	1,167	—	103,430	24,430	315	(273)	24,472
Agency MBS	860,441	15,035	(5,321)	870,155	412,853	5,999	(462)	418,390
Non-agency MBS	112,917	1,640	(873)	113,684	152,913	1,031	(669)	153,275
Equity securities	202	61	—	263	51,074	2,246	(336)	52,984
Corporate debt	5,013	122	—	5,135	12,349	877	(3,608)	9,618
Collateralized loan obligations	12,249	—	—	12,249	1,018	308	—	1,326
U.S. Treasury and agency securities	90,587	24	(478)	90,133	—	—	—	—

Total	$1,512,808	$18,524	$(8,421)	$1,522,911	$956,800	$10,927	$(7,136)	$960,591

Included in investment securities, available-for-sale, were discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”), equity securities, corporate debt, investments in collateralized loan obligations, and U.S. Treasury and agency securities.

The amortized cost and fair value of investment securities, available-for-sale that CapitalSource Bank pledged as collateral as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010		2009
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

FHLB	$877,766	$889,888	$781,747	$786,425
FRB	35,056	34,256	17,979	18,076
Non-government Correspondent Bank(1)	37,979	37,989	—	—
Government Agency(2)	29,069	29,305	—	—

	$979,870	$991,438	$799,726	$804,501

(1)	Represents the amounts CapitalSource Bank pledged as collateral for letters of credit and foreign exchange contracts.

(2)	Represents the amounts CapitalSource Bank pledged as collateral to secure funds deposited by a local government agency.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2010, 2009, and 2008, we sold investment securities, available-for-sale for $79.5 million, $45.6 million and $82.3 million, respectively, recognizing net pre-tax gains of $5.9 million, $0.5 million and $0.2 million, respectively.

During the years ended December 31, 2010, 2009, and 2008, we recognized $1.1 million, $5.0 million and $7.5 million, respectively, of net unrealized after-tax gains, related to our available-for-sale investment securities, as a component of accumulated other comprehensive income, net in our audited consolidated balance sheets.

During the years ended December 31, 2010, 2009, and 2008, we recorded other than temporary impairments (“OTTI”) of $3.6 million, $11.8 million, and $17.9 million, respectively, included as a component of gain (loss) on investments, net, in our audited consolidated statements of operations, related to declines in the fair value of certain corporate debt securities. Additionally, during the year ended December 31, 2010, we recorded OTTI of $0.3 million on equity securities, included as a component of gain (loss) on investments, net in our audited consolidated statements of operations. We recorded no OTTI on equity securities during the years ended December 31, 2009 and 2008. During the year ended December 31, 2010, we recorded no OTTI on collateralized loan obligations. We recorded $1.8 million and $3.0 million of OTTI on collateralized loan obligations during the years ended December 31, 2009 and 2008, respectively, included as a component of gain (loss) on investments, net in our audited consolidated statements of operations.

Investment Securities, Held-to-Maturity

As of December 31, 2010 and 2009, the amortized cost of investment securities, held-to-maturity, was $184.5 million and $242.1 million, respectively and consisted of commercial mortgage-backed securities rated AAA held by CapitalSource Bank. The amortized costs and estimated fair values of the investment securities, held-to-maturity, that CapitalSource Bank pledged as collateral as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010		2009
Source:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

FHLB	$21,260	$22,431	$68,351	$70,330
FRB	143,927	153,756	173,702	191,825

	$165,187	$176,187	$242,053	$262,155

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Losses on Investment Securities

As of December 31, 2010 and 2009, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in thousands)

As of December 31, 2010
Investment Securities, Available-for-Sale:
Agency callable notes	(1,749)	92,471	—	—	(1,749)	92,471
Agency MBS	(5,321)	252,844	—	—	(5,321)	252,844
Non-agency MBS	(835)	20,905	(38)	8,384	(873)	29,289
U.S. Treasury and agency securities	(478)	20,151	—	—	(478)	20,151

Total Investment Securities, Available-for-Sale	$(8,383)	$386,371	$(38)	$8,384	$(8,421)	$394,755

Total Investment Securities, Held-to-Maturity(1)	$(97)	$13,524	$—	$—	$(97)	$13,524

As of December 31, 2009
Investment Securities, Available-for-Sale:
Agency callable notes	$(1,788)	$209,397	$—	$—	$(1,788)	$209,397
Agency debt	—	—	(273)	15,167	(273)	15,167
Agency MBS	(462)	49,118	—	—	(462)	49,118
Non-agency MBS	(669)	48,868	—	—	(669)	48,868
Equity securities	—	—	(336)	178	(336)	178
Corporate debt	(3,608)	—	—	—	(3,608)	—

Total Investment Securities, Available-for-Sale	$(6,527)	$307,383	$(609)	$15,345	$(7,136)	$322,728

Total Investment Securities, Held-to-Maturity(1)	$(143)	$9,990	$—	$—	$(143)	$9,990

(1)	Consists of commercial mortgage-backed securities rated AAA held by CapitalSource Bank.

Securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI, and we do not believe that any unrealized losses in our portfolio as of December 31, 2010 and 2009 represent an OTTI. The losses are primarily related to four agency callable notes and nine Agency MBS. The unrealized losses are attributable to fluctuations in their market prices due to current market conditions and interest rate levels. Agency securities have the highest debt rating and are backed by government-sponsored entities. As such, we expect to recover the entire amortized cost basis of the impaired securities. We have the ability and the intention to hold these securities until their fair values recover to cost or maturity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Maturities

As of December 31, 2010, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities,		Investments Securities,
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

Due in one year or less	$283,728	$283,958	$—	$—
Due after one year through five years	202,649	202,963	26,035	30,682
Due after five years through ten years(1)	80,797	83,113	—	—
Due after ten years(2)(3)	945,634	952,877	158,438	164,756

Total	$1,512,808	$1,522,911	$184,473	$195,438

(1)	Includes Agency and Non-agency MBS, with fair values of $30.8 million and $47.2 million, respectively, and weighted average expected maturities of approximately 2.44 years and 3.22 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2010.

(2)	Includes Agency and Non-agency MBS, including CMBS, with fair values of $839.4 million and $231.2 million, respectively, and weighted average expected maturities of approximately 4.47 years and 1.58 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2010.

(3)	Includes securities with no stated maturity.

Other Investments

As of December 31, 2010 and 2009, our other investments were as follows:

	December 31,
	2010	2009
	($ in thousands)

Investments carried at cost	$33,062	$53,205
Investments carried at fair value	222	1,392
Investments accounted for under the equity method	38,605	41,920

Total	$71,889	$96,517

During the years ended December 31, 2010, 2009 and 2008, we sold other investments for $57.3 million, $23.3 million and $14.3 million, respectively, recognizing net pre-tax gains of $35.3 million, a net pre-tax loss of $2.3 million, and a net pre-tax gain of $5.9 million, respectively, included as a component of loss on investments, net in the audited consolidated statements of operations. During the years ended December 31, 2010, 2009 and 2008, we recorded OTTI of $2.5 million, $13.2 million and $60.0 million, respectively, relating to our investments carried at cost, included as a component of gain (loss) on investments, net in the audited consolidated statements of operations.

We recorded no OTTI on our MBS securities during the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2008, we recorded $4.1 million of OTTI as a component of gain (loss) on residential mortgage investment portfolio in our audited consolidated statements of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Guarantor Information

The following represents the supplemental consolidating condensed financial information as of December 31, 2010 and December 31, 2009 and for the years ended December 31, 2010, 2009, and 2008 of (i) CapitalSource Inc., which as discussed in Note 11, Borrowings, is the issuer of our 2014 Senior Secured Notes, as well as our Senior Debentures and Subordinated Debentures (together, the “Debentures”), (ii) CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of our 2014 Senior Secured Notes and the Debentures, and (iii) our subsidiaries that are not guarantors of the 2014 Senior Secured Notes or the Debentures. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed our 2014 Senior Secured Notes and the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate audited consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

December 31, 2010

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

ASSETS
Cash and cash equivalents	$94,614	$353,666	$252,012	$120,158		$820,450
Restricted cash	—	39,335	85,142	4,109	—	128,586
Investment securities:
Available-for-sale, at fair value	—	1,510,384	—	12,527	—	1,522,911
Held-to-maturity, at amortized cost	—	184,473	—	—	—	184,473

Total investment securities	—	1,694,857	—	12,527	—	1,707,384
Commercial real estate “A” participation interest, net	—	—	—	—	—	—
Loans:
Loans held for sale	—	171,887	16,202	17,245	—	205,334
Loans held for investment	—	5,008,287	284,445	860,144	—	6,152,876
Less deferred loan fees and discounts	—	(79,877)	(10,362)	(18,429)	2,230	(106,438)
Less allowance for loan losses	—	(223,553)	(29,626)	(75,943)	—	(329,122)

Loans held for investment, net	—	4,704,857	244,457	765,772	2,230	5,717,316

Total loans	—	4,876,744	260,659	783,017	2,230	5,922,650
Interest receivable	—	25,780	18,174	13,439	—	57,393
Investment in subsidiaries	2,339,200	3,594	1,561,468	1,623,244	(5,527,506)	—
Intercompany receivable	375,000	9	134,079	301,241	(810,329)	—
Other investments	—	52,066	13,887	5,936	—	71,889
Goodwill	—	173,135	—	—	—	173,135
Other assets	89,198	249,119	156,557	234,034	(164,988)	563,920

Total assets	$2,898,012	$7,468,305	$2,481,978	$3,097,705	$(6,500,593)	$9,445,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$—	$4,621,273	$—	$—	$—	$4,621,273
Credit facilities	—	65,606	—	1,902	—	67,508
Term debt	285,731	693,523	—	—	—	979,254
Other borrowings	523,650	412,000	440,234	—	—	1,375,884
Other liabilities	34,658	170,408	121,227	208,816	(187,563)	347,546
Intercompany payable	—	46,850	301,241	441,372	(789,463)	—

Total liabilities	844,039	6,009,660	862,702	652,090	(977,026)	7,391,465
Shareholders’ equity:
Common stock	3,232	921,000	—	—	(921,000)	3,232
Additional paid-in capital	3,911,344	74,588	679,241	2,556,428	(3,310,260)	3,911,341
(Accumulated deficit) retained earnings	(1,870,544)	457,302	930,076	(114,898)	(1,272,508)	(1,870,572)
Accumulated other comprehensive income, net	9,941	5,755	9,959	4,087	(19,801)	9,941

Total CapitalSource Inc. shareholders’ equity	2,053,973	1,458,645	1,619,276	2,445,617	(5,523,569)	2,053,942
Noncontrolling interests	—	—	—	(2)	2	—

Total shareholders’ equity	2,053,973	1,458,645	1,619,276	2,445,615	(5,523,567)	2,053,942

Total liabilities and shareholders’ equity	$2,898,012	$7,468,305	$2,481,978	$3,097,705	$(6,500,593)	$9,445,407

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations

For the Year Ended December 31, 2010

		CapitalSource Finance LLC
		Combined Non-	Combined	Other
		Guarantor	Guarantor	Non-Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Net interest income:
Interest income:
Loans	$40,421	$420,794	$25,515	$119,376	$(29,580)	$576,526
Investment securities	—	58,837	118	2,693	—	61,648
Other	—	1,455	7	5	—	1,467

Total interest income	40,421	481,086	25,640	122,074	(29,580)	639,641
Interest expense:
Deposits	—	60,052	—	—	—	60,052
Borrowings	101,481	30,579	28,294	63,779	(52,089)	172,044

Total interest expense	101,481	90,631	28,294	63,779	(52,089)	232,096

Net interest (loss) income	(61,060)	390,455	(2,654)	58,295	22,509	407,545
Provision for loan losses	—	123,412	(17,517)	201,185	—	307,080

Net interest (loss) income after provision for loan losses	(61,060)	267,043	14,863	(142,890)	22,509	100,465
Operating expenses:
Compensation and benefits	1,302	50,088	70,687	—	—	122,077
Professional fees	2,451	2,627	25,372	6,016	—	36,466
Other administrative expenses	4,560	69,713	47,677	25,709	(77,648)	70,011

Total operating expenses	8,313	122,428	143,736	31,725	(77,648)	228,554
Other (expense) income:
Gain on investments, net	—	30,855	1,012	22,192	—	54,059
(Loss) gain on derivatives	—	(2,487)	18,727	(24,884)	—	(8,644)
Gain on debt extinguishment	925	—	—	—	—	925
Net expense of real estate owned and other foreclosed assets	—	(22,222)	(4,219)	(84,373)	—	(110,814)
Other (expense) income, net	(2,613)	34,150	50,809	25,963	(77,070)	31,239
(Loss) earnings in subsidiaries	(84,787)	(3,934)	145,434	105,977	(162,690)	—

Total other (expense) income	(86,475)	36,362	211,763	44,875	(239,760)	(33,235)

Net (loss) income from continuing operations before income taxes	(155,848)	180,977	82,890	(129,740)	(139,603)	(161,324)
Income tax (benefit) expense	(46,594)	18,033	—	7,759	—	(20,802)

Net (loss) income from continuing operations	(109,254)	162,944	82,890	(137,499)	(139,603)	(140,522)
Net income from discontinued operations, net of taxes	—	—	—	9,489	—	9,489
Net gain from sale of discontinued operations, net of taxes	—	—	—	21,696	—	21,696

Net (loss) income	(109,254)	162,944	82,890	(106,314)	(139,603)	(109,337)
Net loss attributable to noncontrolling interests	—	—	—	(83)	—	(83)

Net (loss) income attributable to CapitalSource Inc.	$(109,254)	$162,944	$82,890	$(106,231)	$(139,603)	$(109,254)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations

For the Year Ended December 31, 2009

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Net interest income:
Interest income:
Loans	$19,326	$484,889	$59,784	$275,151	$(32,814)	$806,336
Investment securities	—	46,868	368	13,723	—	60,959
Other	—	4,390	110	151	—	4,651

Total interest income	19,326	536,147	60,262	289,025	(32,814)	871,946
Interest expense:
Deposits	—	109,430	—	—	—	109,430
Borrowings	118,366	49,679	32,145	144,090	(26,398)	317,882

Total interest expense	118,366	159,109	32,145	144,090	(26,398)	427,312

Net interest (loss) income	(99,040)	377,038	28,117	144,935	(6,416)	444,634
Provision for loan losses	—	277,570	140,640	427,776	—	845,986

Net interest (loss) income after provision for loan losses	(99,040)	99,468	(112,523)	(282,841)	(6,416)	(401,352)
Operating expenses:
Compensation and benefits	1,321	51,917	86,369	—	—	139,607
Professional fees	7,762	3,450	38,016	7,704	—	56,932
Other administrative expenses	4,163	54,503	57,479	49,427	(84,608)	80,964

Total operating expenses	13,246	109,870	181,864	57,131	(84,608)	277,503
Other (expense) income:
Loss on investments, net	—	(10,452)	(2,778)	(17,494)	—	(30,724)
Loss on derivatives	—	(9,669)	(1,302)	(732)	(1,352)	(13,055)
Gain on residential mortgage investment portfolio	—	—	—	15,308	—	15,308
(Loss) gain on debt extinguishment	(57,128)	1,617	—	14,997	—	(40,514)
Net expense of real estate owned and other foreclosed assets	—	(8,990)	(4,807)	(33,972)		(47,769)
Other (expense) income, net	(3,138)	40,886	61,096	8,305	(86,070)	21,079
Loss in subsidiaries	(706,908)	(794)	(15,909)	(263,983)	987,594	—
Intercompany	—	—	3,558	(3,558)	—	—

Total other (expense) income	(767,174)	12,598	39,858	(281,129)	900,172	(95,675)

Net (loss) income from continuing operations before income taxes	(879,460)	2,196	(254,529)	(621,101)	978,364	(774,530)
Income tax (benefit) expense	(10,441)	(8,483)	224	155,014	—	136,314

Net (loss) income from continuing operations	(869,019)	10,679	(254,753)	(776,115)	978,364	(910,844)
Net income from discontinued operations, net of taxes	—	—	—	49,868	—	49,868
Loss from sale of discontinued operations, net of taxes	—	—	—	(8,071)	—	(8,071)

Net (loss) income	(869,019)	10,679	(254,753)	(734,318)	978,364	(869,047)
Net loss attributable to noncontrolling interests	—	—	—	(28)	—	(28)

Net (loss) income attributable to CapitalSource Inc.	$(869,019)	$10,679	$(254,753)	$(734,290)	$978,364	$(869,019)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations

For the Year Ended December 31, 2008

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Net interest income:
Interest income:
Loans	$4,335	$510,592	$72,729	$468,799	$(8,954)	$1,047,501
Investment securities	—	8,406	828	128,868	—	138,102
Other	—	12,029	2,879	8,958	—	23,866

Total interest income	4,335	531,027	76,436	606,625	(8,954)	1,209,469
Interest expense:
Deposits	—	76,245	—	—	—	76,245
Borrowings	93,827	142,046	47,241	331,723	(13,375)	601,462

Total interest expense	93,827	218,291	47,241	331,723	(13,375)	677,707

Net interest (loss) income	(89,492)	312,736	29,195	274,902	4,421	531,762
Provision for loan losses	—	55,600	479,281	58,165	—	593,046

Net interest (loss) income after provision for loan losses	(89,492)	257,136	(450,086)	216,737	4,421	(61,284)
Operating expenses:
Compensation and benefits	1,061	29,446	112,890	4	—	143,401
Professional fees	3,577	5,596	34,668	10,728	(1,991)	52,578
Other administrative expenses	38,175	24,765	48,480	4,414	(57,213)	58,621

Total operating expenses	42,813	59,807	196,038	15,146	(59,204)	254,600
Other (expense) income:
Loss on investments, net	—	(10,492)	(9,147)	(53,716)	(214)	(73,569)
(Loss) gain on derivatives	—	(7,449)	36,829	(66,179)	(4,283)	(41,082)
Loss on residential mortgage investment portfolio	—	—	—	(102,779)	—	(102,779)
(Loss) gain on debt extinguishment	(28,296)	4,160	29,854	53,138	—	58,856
Net expense of real estate owned and other foreclosed assets	—	—	(14,970)	(4,780)	—	(19,750)
Other (expense) income, net	(1,372)	12,856	92,020	1,837	(69,847)	35,494
(Loss) earnings in subsidiaries	(47,939)	—	96,776	(288,141)	239,304	—
Intercompany	—	(83,213)	137,126	(53,913)	—	—

Total other (expense) income	(77,607)	(84,138)	368,488	(514,533)	164,960	(142,830)

Net (loss) income from continuing operations before income taxes	(209,912)	113,191	(277,636)	(312,942)	228,585	(458,714)
Income tax expense (benefit)	9,977	16,417	—	(216,977)	—	(190,583)

Net (loss) income from continuing operations	(219,889)	96,774	(277,636)	(95,965)	228,585	(268,131)
Net income from discontinued operations, net of taxes	—	—	—	49,350	—	49,350
Gain from sale of discontinued operations, net of taxes	—	—	—	104	—	104

Net (loss) income	(219,889)	96,774	(277,636)	(46,511)	228,585	(218,677)
Net income attributable to noncontrolling interests	—	4	—	1,428	(6)	1,426

Net (loss) income attributable to CapitalSource Inc.	$(219,889)	$96,770	$(277,636)	$(47,939)	$228,591	$(220,103)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Operating activities:
Net (loss) income	$(109,254)	$162,944	$82,890	$(106,314)	$(139,603)	$(109,337)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	—	1,559	3,193	—	—	4,752
Restricted stock expense	—	1,458	8,125	—	—	9,583
Gain on extinguishment of debt	(925)	—	—	—	—	(925)
Amortization of deferred loan fees and discounts	—	(67,865)	2,582	(11,527)	—	(76,810)
Paid-in-kind interest on loans	—	(5,150)	1,540	4,097	—	487
Provision for loan losses	—	123,411	(17,517)	201,186	—	307,080
Provision for unfunded commitments	—	(442)	—	—	—	(442)
Amortization of deferred financing fees and discounts	28,010	8,492	(982)	15,406	—	50,926
Depreciation and amortization	—	(9,760)	3,847	3,738	—	(2,175)
(Benefit) provision for deferred income taxes	—	(31,023)	(220)	35,586	—	4,343
Non-cash gain on investments, net	—	(27,799)	(1,337)	(12,534)	—	(41,670)
Non-cash loss on foreclosed assets and other property and equipment disposals	—	17,843	5,751	46,486	—	70,080
Gain on assets acquired through business combination	—	(3,724)	—	—	—	(3,724)
Gain on deconsolidation of 2006-A Trust	—	—	—	(16,723)	—	(16,723)
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(2,753)	(27,118)	24,315	—	(5,556)
Accretion of discount on commercial real estate “A” participation interest	—	(9,548)	—	—	—	(9,548)
(Increase) decrease in interest receivable	—	(10,837)	51,391	(9,358)	—	31,196
(Increase) decrease in loans held for sale, net	—	(1,771)	1,754	9,395	—	9,378
Increase in intercompany receivable	—	—	(405)	18,008	(17,603)	—
(Increase) decrease in other assets	(22,664)	(19,525)	(29,181)	137,020	33,660	99,310
(Decrease) increase in other liabilities	(113)	36,248	(28,208)	13,829	(41,405)	(19,649)
Net transfers with subsidiaries	378,909	(77,770)	121,944	(585,775)	162,692	—

Cash provided by (used in) operating activities	273,963	83,988	178,049	(233,165)	(2,259)	300,576
Investing activities:
Decrease (increase) in restricted cash	—	33,419	(26,892)	47,129	—	53,656
Decrease in commercial real estate “A” participation interest	—	540,108	—	—	—	540,108
Assets acquired through business combination, net of cash acquired	—	(98,800)	—	—	—	(98,800)
Cash received from 2006-A Trust delegation and sale transaction	—	—	—	7,000	—	7,000
Decrease (increase) in loans, net	—	114,091	(89,397)	1,343,308	(22,107)	1,345,895
Cash received for real estate	—	—	—	339,643	—	339,643
Acquisition of marketable securities, available for sale, net	—	(558,399)	—	—	—	(558,399)
Reduction of marketable securities, held to maturity, net	—	75,643	—	—	—	75,643
(Acquisition) reduction of other investments, net	—	(5,489)	2,391	88,586	—	85,488
(Acquisition) disposal of property and equipment, net	—	(1,626)	(5,833)	859	—	(6,600)

Cash provided by (used in) investing activities	—	98,947	(119,731)	1,826,525	(22,107)	1,783,634
Financing activities:
Payment of deferred financing fees	(18,082)	(1,099)	2	(2,789)	—	(21,968)
Deposits accepted, net of repayments	—	137,699	—	—	—	137,699
Increase (decrease) in intercompany payable	—	—	(18,008)	(6,358)	24,366	—
Repayments on credit facilities, net	(193,637)	(91,656)	(54,199)	(124,428)	—	(463,920)
Borrowings of term debt	—	—	—	14,784	—	14,784
Repayments and extinguishment of term debt	—	(846,556)	—	(1,142,036)	—	(1,988,592)
(Repayments of) borrowings under other borrowings	(47,227)	212,000	(78)	(263,972)	—	(99,277)
Proceeds from exercise of options	1,080	—	—	—	—	1,080
Repurchase of common stock	(7,635)	—	—	—	—	(7,635)
Payment of dividends	(12,951)	—	—	—	—	(12,951)

Cash (used in) provided by financing activities	(278,452)	(589,612)	(72,283)	(1,524,799)	24,366	(2,440,780)

(Decrease) increase in cash and cash equivalents	(4,489)	(406,677)	(13,965)	68,561	—	(356,570)
Cash and cash equivalents as of beginning of year	99,103	760,343	265,977	51,597		1,177,020

Cash and cash equivalents as of end of year	$94,614	$353,666	$252,012	$120,158	$—	$820,450

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Operating activities:
Net (loss) income	$(869,019)	$10,679	$(254,753)	$(734,318)	$978,364	$(869,047)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	—	1,103	4,795	—	—	5,898
Restricted stock expense	—	3,491	21,506	—	—	24,997
Loss (gain) on extinguishment of debt	57,128	(1,617)	—	(14,901)	—	40,610
Amortization of deferred loan fees and discounts	—	(17,244)	(34,478)	(25,812)	—	(77,534)
Paid-in-kind interest on loans	—	(13,838)	358	804	—	(12,676)
Provision for loan losses	—	278,042	140,640	427,304	—	845,986
Provision for unfunded commitments	—	3,704	—	—	—	3,704
Amortization of deferred financing fees and discounts	32,214	14,926	418	15,980	—	63,538
Depreciation and amortization	—	(9,107)	3,691	37,117	—	31,701
Provision (benefit) for deferred income taxes	6,879	(21,924)	7	82,435	—	67,397
Non-cash loss on investments, net	—	18,825	2,847	10,093	—	31,765
Non-cash loss on foreclosed assets and other property and equipment disposals	—	4,391	4,637	37,790	—	46,818
Unrealized loss on derivatives and foreign currencies, net	—	7,459	17	9,245	—	16,721
Unrealized gain on residential mortgage investment portfolio, net	—	—	—	(66,676)	—	(66,676)
Net decrease in mortgage-backed securities pledged, trading	—	—	—	1,485,144	—	1,485,144
Accretion of discount on commercial real estate “A” participation interest	—	(29,781)	—	—	—	(29,781)
Decrease (increase) in interest receivable	—	10,068	(59,199)	30,818	—	(18,313)
Decrease in loans held for sale, net	—	3,606	17,330	—	—	20,936
(Increase) decrease in intercompany receivable	(300,000)	—	52,091	(55,249)	303,158	—
(Increase) decrease in other assets	(18,072)	(118,624)	141,378	505,731	(51,830)	458,583
(Decrease) increase in other liabilities	(30,886)	(93,649)	95,957	(208,864)	38,367	(199,075)
Net transfers with subsidiaries	1,722,522	(304,190)	127,067	(557,570)	(987,829)	—

Cash provided by (used in) operating activities	600,766	(253,680)	264,309	979,071	280,230	1,870,696
Investing activities:
(Increase) decrease in restricted cash	—	(37,059)	23,087	251,113	—	237,141
Decrease in mortgage-related receivables, net	—	—	—	1,754,555	—	1,754,555
Decrease in commercial real estate “A” participation interest	—	895,832	—	—	—	895,832
Decrease (increase) in loans, net	—	741,435	(221,987)	(66,237)	8,825	462,036
Cash received for real estate	—	—	—	292,837	—	292,837
Acquisition of marketable securities, available-for-sale, net	—	(241,018)	—	—	—	(241,018)
Acquisition of marketable securities, held-to-maturity, net	—	(213,048)	—	—	—	(213,048)
Reduction of other investments, net	—	5,055	2,835	11,722	—	19,612
(Acquisition) disposal of property and equipment, net	—	(12,656)	(7,867)	1,986	—	(18,537)

Cash provided by (used in) investing activities	—	1,138,541	(203,932)	2,245,976	8,825	3,189,410
Financing activities:
Payment of deferred financing fees	(32,556)	(641)	177	(12,553)	—	(45,573)
Deposits accepted, net of repayments	—	(560,497)	—	—	—	(560,497)
Increase in intercompany payable	—	—	196,332	92,723	(289,055)	—
Repayments under repurchase agreements, net	—	—	—	(1,595,750)	—	(1,595,750)
(Repayments of) borrowings on credit facilities, net	(696,363)	(294,946)	(29,701)	110,729	—	(910,281)
Borrowings of term debt	281,898	6,000	—	38,551	—	326,449
Repayments and extinguishment of term debt	—	(704,688)	—	(1,994,230)	—	(2,698,918)
(Repayments of) borrowings under other borrowings	(118,503)	200,000	(74)	117,648	—	199,071
Proceeds from issuance of common stock, net of offering costs	77,105	—	—	—	—	77,105
Repurchase of common stock	(800)	—	—	—	—	(800)
Payment of dividends	(12,455)	—	—	—	—	(12,455)

Cash (used in) provided by financing activities	(501,674)	(1,354,772)	166,734	(3,242,882)	(289,055)	(5,221,649)

Increase (decrease) in cash and cash equivalents	99,092	(469,911)	227,111	(17,835)	—	(161,543)
Cash and cash equivalents as of beginning of year	11	1,230,254	38,866	69,432	—	1,338,563

Cash and cash equivalents as of end of year	$99,103	$760,343	$265,977	$51,597	$—	$1,177,020

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

		CapitalSource Finance LLC
		Combined Non-	Combined	Other Non-
		Guarantor	Guarantor	Guarantor		Consolidated
	CapitalSource Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	CapitalSource Inc.
	($ in thousands)

Operating activities:
Net (loss) income	$(219,889)	$96,774	$(277,636)	$(46,511)	$228,585	$(218,677)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	53	966	—	—	1,019
Restricted stock expense	—	3,385	39,190	—	—	42,575
Loss (gain) on extinguishment of debt	28,296	(4,160)	(29,854)	(53,138)	—	(58,856)
Amortization of deferred loan fees and discounts	—	(38,544)	(33,738)	(18,685)	—	(90,967)
Paid-in-kind interest on loans	—	7,887	5,276	2,689	—	15,852
Provision for loan losses	—	55,600	479,281	58,165	—	593,046
Amortization of deferred financing fees and discounts	55,216	28,059	2,600	32,265	—	118,140
Depreciation and amortization	—	2,717	3,639	33,101	—	39,457
Provision (benefit) for deferred income taxes	3,689	(34,096)	(3,071)	(118,973)	—	(152,451)
Non-cash loss (gain) on investments, net	—	55,542	26,789	(81)	—	82,250
Impairment of Parent Company goodwill	—	—	5,344	—	—	5,344
Non-cash loss on foreclosed assets and other property and equipment disposals	—	—	17,202	—	—	17,202
Unrealized loss on derivatives and foreign currencies, net	—	26,202	3,632	11,259	—	41,093
Unrealized loss on residential mortgage investment portfolio, net	—	—	—	50,085	—	50,085
Net decrease in mortgage-backed securities pledged, trading	—	—	—	2,559,389	—	2,559,389
Amortization of discount on residential mortgage investments	—	—	—	(8,619)	—	(8,619)
Accretion of discount on commercial real estate “A” participation interest	—	(23,777)	—	—	—	(23,777)
(Increase) decrease in interest receivable	—	(18,849)	20,600	32,232	—	33,983
Decrease in loans held for sale, net	—	52,788	10,470	206,725	—	269,983
Decrease (increase) in intercompany receivable	—	—	100,336	(56,194)	(44,142)	—
Increase in other assets	(4,627)	(40,242)	(90,391)	(509,843)	161,979	(483,124)
Increase (decrease) in other liabilities	19,864	168,221	(28,783)	128,004	(163,363)	123,943
Net transfers with subsidiaries	(564,742)	462,131	48,010	293,380	(238,779)	—

Cash (used in) provided by operating activities	(682,193)	799,691	299,862	2,595,250	(55,720)	2,956,890
Investing activities:
Decrease (increase) in restricted cash	—	45,087	87,591	(38,258)	—	94,420
Decrease in mortgage-related receivables, net	—	—	—	214,298	—	214,298
Decrease in commercial real estate “A” participation interest	—	447,804	—	—	—	447,804
Acquisition of CS Advisors CLO II	—	—	—	(18,619)	—	(18,619)
(Increase) decrease in loans, net	—	(1,768,175)	(316,348)	2,010,447	11,027	(63,049)
Cash paid for real estate	—	—	—	(10,121)	—	(10,121)
Acquisition of marketable securities, available-for-sale, net	—	(639,116)			—	(639,116)
Acquisition of other investments, net	—	(43,269)	(514)	(5,173)	—	(48,956)
Net cash acquired in FIL transaction	—	3,187,037	—	—	—	3,187,037
Acquisition of property and equipment, net	—	(1,644)	(3,373)	(577)	—	(5,594)

Cash provided by (used in) investing activities	—	1,227,724	(232,644)	2,151,997	11,027	3,158,104
Financing activities:
Payment of deferred financing fees	(42,110)	(20,754)	273	(13,340)	—	(75,931)
Deposits accepted, net of repayments	—	(126,773)	—	—	—	(126,773)
(Decrease) increase in intercompany payable	—	—	(84,889)	40,747	44,142	—
Repayments under repurchase agreements, net	—	(12,673)	—	(2,301,604)	—	(2,314,277)
Borrowings on (repayments of) credit facilities, net	409,763	(456,591)	100,712	(966,160)	—	(912,276)
Borrowings of term debt	—	—	—	56,108	—	56,108
Repayments and extinguishment of term debt	—	(331,881)	—	(1,477,390)	551	(1,808,720)
Repayments of other borrowings	—	—	(63,453)	(10,724)	—	(74,177)
Proceeds from issuance of common stock, net of offering costs	601,755	—	—	—	—	601,755
Proceeds from exercise of options	362	—	—	—	—	362
Tax expense on share based payments	—	—	—	(10,641)	—	(10,641)
Payment of dividends	(287,566)	—	—	(2,994)	—	(290,560)

Cash provided by (used in) financing activities	682,204	(948,672)	(47,357)	(4,685,998)	44,693	(4,955,130)

Increase in cash and cash equivalents	11	1,078,743	19,861	61,249	—	1,159,864
Cash and cash equivalents as of beginning of year	—	151,511	19,005	8,183	—	178,699

Cash and cash equivalents as of end of year	$11	$1,230,254	$38,866	$69,432	$—	$1,338,563

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Property and Equipment

We own property and equipment for use in our operations. As of December 31, 2010 and 2009, property and equipment included in other assets on our audited consolidated balance sheets consisted of the following:

	December 31,
	2010	2009
	($ in thousands)

Land	$125	$125
Buildings	465	465
Equipment	19,060	19,410
Computer software	5,178	4,977
Furniture	6,294	7,066
Leasehold improvements	25,076	25,702
Accumulated depreciation and amortization	(26,476)	(25,898)

Total	$29,722	$31,847

Depreciation of property and equipment totaled $11.0 million, $10.7 million and $6.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 9.	Deposits

As of December 31, 2010 and 2009, CapitalSource Bank had $4.6 billion and $4.5 billion, respectively, in deposits insured up to the maximum limit by the FDIC. In 2010, the United States Congress permanently increased the deposit insurance level from $100,000 to $250,000. As of December 31, 2010 and 2009, CapitalSource Bank had $1.7 billion and $1.5 billion, respectively, of certificates of deposit in the amount of $100,000 or more. As of December 31, 2010 and 2009, CapitalSource Bank had $266.7 million and $199.7 million, respectively, of certificates of deposit in the amount of $250,000 or more.

As of December 31, 2010 and 2009, the weighted average interest rates for savings and money market deposit accounts were 0.83% and 1.06%, respectively, and for certificates of deposit were 1.27% and 1.68%, respectively. The weighted average interest rates for all deposits as of December 31, 2010 and 2009 were 1.18% and 1.56%, respectively.

As of December 31, 2010 and 2009, deposits at CapitalSource Bank were as follows:

	December 31,
	2010	2009
	($ in thousands)

Interest-bearing deposits:
Money market	$236,811	$258,283
Savings	694,157	599,084
Certificates of deposit	3,690,305	3,626,512

Total interest-bearing deposits	$4,621,273	$4,483,879

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, certificates of deposit at CapitalSource Bank detailed by maturity were as follows:

		Weighted
	Amount	Average Rate
	($ in thousands)

Maturing by:
December 31, 2011	$2,903,824	1.16%
December 31, 2012	689,031	1.54
December 31, 2013	34,941	2.13
December 31, 2014	31,386	2.87
December 31, 2015	31,123	2.66

Total	$3,690,305	1.27

For the years ended December 31, 2010, 2009 and 2008, interest expense on deposits was as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Savings and money market	$8,291	$11,014	$7,887
Certificates of deposit	51,994	98,309	67,498
Brokered certificates of deposit	—	456	1,137
Fees for early withdrawal	(233)	(349)	(277)

Total interest expense on deposits	$60,052	$109,430	$76,245

Note 10.	Variable Interest Entities

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

Our interests in borrowers qualifying as variable interest entities were $493.7 million as of December 31, 2010 and are included in loans held for investment in our audited consolidated balance sheet. For certain of these borrowers, we may have obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was $610.6 million as of December 31, 2010.

Term Debt Securitizations

In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally isolated,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by the underlying assets of the Issuers, primarily comprising contributed loans. We service the underlying loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying loans. We have no legal obligation to repay the outstanding notes or certificates or contribute additional assets to the entities. As of December 31, 2010 and 2009, the total outstanding balances of these commercial term debt securitizations were $1.0 billion and $3.7 billion, respectively. These amounts include $328.2 million and $1.0 billion of notes and certificates that we held as of December 31, 2010 and 2009, respectively.

We have determined that the Issuers are variable interest entities, subject to applicable consolidation guidance and have concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we have concluded that we are the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we report the assets and liabilities of the Issuers in our audited consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. As of December 31, 2010 and 2009, the carrying amounts of the consolidated liabilities related to the Issuers were $697.5 million and $2.7 billion, respectively. These amounts include term debt recorded in our audited consolidated balance sheets and represent obligations for which there is no recourse to us. As of December 31, 2010 and 2009, the carrying amounts of the consolidated assets related to the Issuers were $901.9 million and $3.1 billion, respectively. These amounts include loans held for investment, net recorded in our audited consolidated balance sheets and relate to assets that can only be used to settle obligations of the Issuers.

During the third quarter of 2010, we delegated certain of our collateral management and special servicing rights in the 2006-A Trust and sold our equity interest and certain notes issued by the 2006-A Trust for $7.0 million. As a result of the transaction, we determined that we no longer had the power to direct the activities that most significantly impact the economic performance of the 2006-A Trust. In making this determination, we assessed the character and significance of the servicing and collateral management fees paid to the delegate and concluded that such fees represented an implicit variable interest in the 2006-A Trust. This assessment involved significant judgment surrounding the credit performance and timing of cash flows of the underlying assets of the 2006-A Trust, including the performance of additional assets to be purchased by the 2006-A Trust, pursuant to the terms of the indenture. In October 2010, we assigned our special servicing rights so that we are no longer the named special servicer of the 2006-A Trust.

As a result of the determination above, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust. We also concluded that the deconsolidation of the 2006-A Trust qualified as a financial asset transfer and that the transaction resulted in our surrendering control over the financial assets held by the 2006-A Trust. This resulted in the removal of carrying amounts of $801.9 million of loans, $55.7 million of restricted cash and $891.3 million of term debt from our consolidated balance sheet and the recognition of a gain of $16.7 million, recorded in other income, net in our consolidated statements of income for the three months ended September 30, 2010. As of December 31, 2010, the fair value of beneficial interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization was $12.2 million and were classified as investment securities, available for sale in our consolidated balance sheets. During the six months ended December 31, 2010, there were no realized or unrealized gains or losses recorded to this interest from the date of deconsolidation. We have no additional funding commitments or other obligations related to these interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we have not provided any additional financial support to the 2006-A Trust during the year ended December 31, 2010. This swap had a fair value of $15.1 million as of December 31, 2010. The interests in the Trust and the swap guarantee comprise our maximum exposure to loss related to the 2006-A Trust.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Borrowings

As of December 31, 2010 and 2009, the composition of our outstanding borrowings from continuing and discontinued operations was as follows:

	December 31,
	2010	2009
	($ in thousands)

Outstanding borrowings from continuing operations:
Credit facilities	$67,508	$542,781
Term debt(1)	979,254	2,956,536
Other borrowings:
Convertible debt, net(2)	523,650	561,347
Subordinated debt	437,286	439,701
FHLB SF borrowings	412,000	200,000
Notes payable	2,948	3,026

Total other borrowings	1,375,884	1,204,074

Total outstanding borrowings from continuing operations	2,422,646	4,703,391
Outstanding borrowings from discontinued operations:
Mortgage debt(3)	—	447,683
Notes payable	—	20,000

Total outstanding borrowings from discontinued operations	—	467,683

Total borrowings	$2,422,646	$5,171,074

(1)	Amounts presented are net of debt discounts of $14.4 million and $17.4 million as of December 31, 2010 and 2009, respectively.

(2)	Amounts presented are net of debt discounts of $6.9 million and $18.7 million as of December 31, 2010 and 2009, respectively.

(3)	In June 2010, all mortgage debt was assumed or repaid upon the sale of the related properties to Omega.

Credit Facilities

We have utilized secured credit facilities to finance our commercial loans and for general corporate purposes. Our committed credit facility capacities were $167.5 million and $691.3 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010, interest on our credit facility borrowings is charged at variable rates that may be based on one or more of one-month LIBOR, one-month EURIBOR, and/or an applicable commercial paper (“CP”) rate. As of December 31, 2010 and 2009, total undrawn capacities under our credit facilities were $100.0 million and $148.5 million, respectively, which were limited by issued and outstanding letters of credit totaling $21.0 million and $55.7 million, respectively.

In February 2010, to avoid potential events of default, we amended the covenant for the minimum tangible net worth in our syndicated bank credit facility and our CS Funding III, CS Funding VII and CS Europe credit facilities to require that our tangible net worth be no less than $1.7 billion, plus 70% of net proceeds from the issuance of capital stock and/or conversion of debt after the amendment date. In addition, we modified the maturity date on our syndicated bank credit facility from March 31, 2012 to December 31, 2011 and agreed to reduce the aggregate commitment amount on the facility to $200.0 million as of April 30, 2010, to $185.0 million by January 31, 2011 and thereafter by an additional $15.0 million per month, unless otherwise reduced by the receipt of collateral

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds. In May 2010, we modified the maturity date on our CS Europe credit facility from May 28, 2010 to May 6, 2011. During the first quarter of 2011, we terminated all of the credit facilities with the exception of our syndicated bank facility, which had an aggregate commitment of $100.0 million and no outstanding balance as of December 31, 2010.

	December 31, 2010			December 31, 2009			December 31, 2010
			Aggregate			Aggregate
			Outstanding			Outstanding
	Committed	Principal	Collateral	Committed	Principal	Collateral	Interest		Stated
	Capacity	Outstanding	Balance(1)	Capacity	Outstanding	Balance(1)	Rate(2)		Maturity Date
			($ in thousands)

Credit Facilities:
CS Funding III	$1,626	$1,626	$81,236	$41,287	$41,287	$119,354	LIBOR + 4.00%		May 29, 2012
CS Funding VII	1,902	1,902	145,739	200,162	126,330	237,742	CP + 4.00%		April 17, 2012
CS Europe(3)	63,980	63,980	261,813	124,820	124,820	314,870	EURIBOR + 4.00	%(4)	May 6, 2011
CS Inc.(5)	100,000	—	1,784,565	325,000	250,344	1,872,627	LIBOR + 6.50	%(6)	December 31, 2011

Total credit facilities	$167,508	$67,508	$2,273,353	$691,269	$542,781	$2,544,593

(1)	Represents the outstanding balances of assets that were pledged as collateral to these credit facilities, including $1.0 billion and $1.4 billion, as of December 31, 2010 and 2009, respectively, of loans.

(2)	As of December 31, 2010, the one-month LIBOR was 0.26%; the one-month EURIBOR was 0.78%; and the CP rate for CS Funding VII was 0.26%.

(3)	As of December 31, 2010, CS Europe was a €47.8 million multi-currency facility with principal outstanding in Euro and British Pound Sterling (“GBP”). The amounts presented were translated into USD using the applicable spot rates as of December 31, 2010.

(4)	Borrowings in Euro or GBP are at EURIBOR or GBP LIBOR + 4.00%, respectively, and borrowings in USD are at LIBOR + 4.00%.

(5)	Our syndicated bank credit facility requires that we reduce the aggregate commitments to zero by December 31, 2011 unless otherwise reduced by the receipt of collateral proceeds prior to this date. Our 12.75% First Priority Senior Secured Notes due in July 2014 (the “2014 Senior Secured Notes”) share in the collateral securing this facility. The Aggregate Collateral Balance comprises loan assets and other assets that qualify as Available Assets as defined under the credit agreement.

(6)	LIBOR + 6.50% or at an alternative base rate, which is the greater of the prime rate for USD borrowings or the Federal Funds Rate + 0.50%, or for foreign currency borrowings, at the prevailing EURIBOR rate + 6.50% or GBP LIBOR + 6.50%.

Term Debt

In conjunction with each of our commercial term debt securitizations, we established and contributed commercial loans to separate Issuers. The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by the underlying assets of the Issuers, primarily comprising contributed loans.

We continue to service the underlying commercial loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying commercial loans. We have no legal obligation to repay the outstanding notes or certificates or contribute additional assets to the entity.

In February 2010, to avoid a potential event of default, we amended our 2007-A term debt securitization to require that our tangible net worth be no less than $1.7 billion, plus 70% of net proceeds from the issuance of capital stock and/or conversion of debt after the amendment. During the first quarter of 2011, this term debt securitization was terminated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2010, we deconsolidated the 2006-A Trust, which resulted in the removal of all of its assets and liabilities, including $891.3 million of term debt, from our audited consolidated balance sheet as of December 31, 2010. For additional information on the deconsolidation of the 2006-A Trust, see Note 10, Variable Interest Entities.

Our outstanding term debt transactions in the form of asset securitizations held by third parties as of December 31, 2010 and 2009, were as follows:

		Outstanding Third Party Held
		Debt Balance as of
	Amounts	December 31,		Interest Rate	Original Expected
	Issued	2010	2009	Spread(1)	Maturity Date
		($ in thousands)

2006-1
Class A	$567,134	$—	$46,701	0.12%	April 20, 2010
Class B	27,379	—	12,637	0.25%	June 21, 2010
Class C	68,447	26,132	31,592	0.55%	September 20, 2010
Class D	52,803	24,371	24,372	1.30%	December 20, 2010
Class E(2)	31,290	—	—	2.50%	June 20, 2011
Class F(2)	35,202	—	—	N/A	N/A

	782,255	50,503	115,302
2006-2
Class A-1	300,000	27,036	175,556	0.24%	May 20, 2013
Class A-2	550,000	—	260,667	0.21%	September 20, 2012
Class A-3	147,500	62,859	147,500	0.33%	May 20, 2013
Class B	71,250	71,250	71,250	0.38%	June 20, 2013
Class C(3)	157,500	151,500	151,500	0.68%	June 20, 2013
Class D(3)	101,250	98,000	98,000	1.52%	June 20, 2013
Class E(4)	56,250	20,000	20,000	2.50%	June 20, 2013
Class F(2)	116,250	—	—	N/A	N/A

	1,500,000	430,645	924,473
2006-A
Class A-1 A	70,375	—	62,865	0.26%	January 20, 2037
Class A-R(5)	200,000	—	130,160	0.27%	January 20, 2037
Class A-2A	500,000	—	424,640	0.25%	January 20, 2037
Class A-2B	125,000	—	125,000	0.31%	January 20, 2037
Class B	82,875	—	57,875	0.39%	January 20, 2037
Class C	62,400	—	32,400	0.65%	January 20, 2037
Class D	30,225	—	30,225	0.75%	January 20, 2037
Class E	30,225	—	15,225	0.85%	January 20, 2037
Class F	26,650	—	5,078	1.05%	January 20, 2037
Class G	33,150	—	10,172	1.25%	January 20, 2037
Class H	31,200	—	31,796	1.50%	January 20, 2037
Class J(2)	47,450	—	—	2.50%	January 20, 2037
Class K(2)	60,450	—	—	N/A	N/A

	1,300,000	—	925,436

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Outstanding Third Party Held
		Debt Balance as of
	Amounts	December 31,		Interest Rate	Original Expected
	Issued	2010	2009	Spread(1)	Maturity Date
		($ in thousands)

2007-1
Class A	$586,000	$62,841	$224,434	0.13%	May 21, 2012
Class B	20,000	11,531	11,531	0.31%	July 20, 2012
Class C	84,000	48,429	48,429	0.65%	February 20, 2013
Class D	48,000	27,673	27,673	1.50%	September 20, 2013
Class E(2)	34,000	—	—	N/A	January 21, 2014
Class F(2)	28,000	—	—	N/A	N/A

	800,000	150,474	312,067
2007-A
Class A	1,250,000	—	208,246	1.50%	May 31, 2011
Class B	83,333	—	—	N/A	May 31, 2011

	1,333,333	—	208,246
2007-2
Class A	400,000	62,031	188,368	1.10%	October 21, 2019
Class B(2)	10,000	—	—	N/A	October 21, 2019
Class C(2)	90,000	—	—	N/A	October 21, 2019

	500,000	62,031	188,368

Total	$6,215,588	$693,653	$2,673,892

(1)	The interest rate of 2007-2 is based on the CP rate, which was 0.28% and 0.18% as of December 31, 2010 and 2009, respectively. All of our other term debt transactions are based on one-month LIBOR, which was 0.26% and 0.23% as of December 31, 2010 and 2009, respectively.

(2)	Securities initially retained by us. During the third quarter of 2010, we sold our retained interests in the Class J and K notes issued by the 2006-A Trust.

(3)	We repurchased certain bonds from third party investors at fair market value. The total of $9.3 million of repurchased debt reflects two classes of the 2006-2 securitization as of December 31, 2010. The tables reflect outstanding debt to third party investors, and therefore, eliminate the portions of debt owned by us.

(4)	$20.0 million of these securities were originally offered for sale. The remaining $36.3 million of the securities are retained by us.

(5)	Variable funding note.

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

In July 2009, we issued $300.0 million principal amount of the 2014 Senior Secured Notes at an issue price of 93.966% in a private offering to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and outside the United States in reliance on Regulation S under the Securities Act pursuant to an indenture (the “Indenture”) by and among CapitalSource Inc., the subsidiary guarantors and U.S. Bank National Association, as

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trustee. We received net proceeds of $273.8 million from the issuance of the 2014 Senior Secured Notes, which were used to reduce the commitments of the extending lenders under our syndicated bank credit facility. The 2014 Senior Secured Notes accrue interest at a rate of 12.75% per annum from July 27, 2009. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2010. The 2014 Senior Secured Notes will mature on July 15, 2014. Repayment of the 2014 Senior Secured Notes may be accelerated upon the occurrence of events of defaults specified in the Indenture.

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

The 2014 Senior Secured Notes contain certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries, to incur or guarantee additional indebtedness, pay dividends or make other distributions on, or redeem or repurchase, our capital stock, make certain investments or other restricted payments, refinance our existing indebtedness, repay subordinated indebtedness, enter into transactions with affiliates, sell assets, create liens, pay dividends and other payments to CapitalSource Inc., designate unrestricted subsidiaries, issue or sell stock of subsidiaries, and engage in a merger, sale or consolidation. All of the covenants are subject to a number of important qualifications and exceptions.

In December 2010, we completed a consent solicitation regarding our 12.75% Notes and entered into a supplemental indenture which (1) permits us to use available cash to purchase our convertible debentures redeemable in July 2011 and July 2012; (2) modified the formula for calculating our restricted payment capacity; (3) permits us to contribute the equity in our remaining four term debt securitizations to CapitalSource Bank, and (4) allows us to obtain secured debt with a minimum advance rate of 40%, rather than the previous 75% requirement, in each case, subject to our satisfying certain collateral coverage tests.

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

As of December 31, 2010 and 2009, our 2014 Senior Secured Notes had balances of $285.7 million and $282.9 million, respectively, net of discounts of $14.3 million and $17.1 million, respectively.

Convertible Debt

We have issued five series of convertible debentures as part of our financing activities. Two of the series, our 1.25% Senior Convertible Debentures due 2034 (originally issued in March 2004) and our 1.625% Senior Subordinated Convertible Debentures due 2034 (originally issued in April 2007), were repurchased in full during 2009. As a result, our outstanding convertible debt as of December 31, 2010 and 2009 comprises only our 3.5% Senior Convertible Debentures due 2034 (originally issued in July 2004; the “Senior Debentures”), our 4% Senior Subordinated Convertible Debentures due 2034 (originally issued in April 2007), and our 7.25% Senior

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Convertible Debentures due 2037 (originally issued in July 2007; the 4% debentures and the 7.25% debentures, together, the “Subordinated Debentures” and, together with the Senior Debentures, the “Debentures”).

Our outstanding convertible debentures as of December 31, 2010 and 2009, and their applicable conversion rates, effective conversion prices per share, and number of shares used to determine aggregate consideration as of December 31, 2010 were as follows:

			December 31, 2010
				Effective
	Outstanding Balance			Conversion
	as of December 31,		Conversion	Price per	Number of
Debentures	2010	2009	Rate(1)	Share(1)	Shares
	($ in thousands)

3.5% Senior Convertible Debentures due 2034	$8,446	$8,446	48.0727	$20.80	406,022
4.0% Senior Subordinated Convertible Debentures due 2034	272,077	321,554	48.0727	20.80	13,079,476
7.25% Senior Subordinated Convertible Debentures due 2037	250,000	250,000	36.9079	27.09	9,226,975
Debt discount, net of amortization(2)	(6,873)	(18,653)	—	—	—

Total	$523,650	$561,347			22,712,473

Equity components recorded in additional paid-in capital	$101,220	$101,220

(1)	As of December 31, 2010, the Debentures may convert into the stated number of shares of common stock per $1,000 principal amount of Debentures, subject to certain conditions. The conversion rates and prices of our convertible debt are subject to adjustment based on the average price of our common stock ten business days prior to the ex-dividend date and on the dividends we pay on our common stock. See below for further information regarding the adjustments of the conversion rates and prices.

(2)	As of December 31, 2010, the unamortized discounts on our 3.5%, 4.0% and 7.25% Senior Convertible Debentures will be amortized through July 15, 2011, July 15, 2011 and July 15, 2012, respectively.

The conversion rate and price adjusts each time we pay a dividend on our common stock, with the fair value of each adjustment taxable to the holders. The 3.5% Debentures and 4% Debentures are redeemable for cash at our option at any time on or after July 15, 2011 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 3.5% Debentures or 4% Debentures have the right to require us to repurchase some or all of their respective debentures for cash on July 15, 2011, and each five-year anniversary thereafter at a price of 100% of their principal amount plus accrued interest. Holders of the 3.5% or 4% Debentures also have the right to require us to repurchase some or all of their respective debentures upon certain events constituting a fundamental change.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2010, 2009 and 2008, the interest expense recognized on our Debentures and the effective interest rates on the liability components were as follows:

	Year Ended December 31,
	2010	2009	2008
		($ in thousands)

Interest expense recognized on:
Contractual interest coupon	$30,128	$31,785	$34,645
Amortization of deferred financing fees	1,358	1,414	2,235
Amortization of debt discount	10,455	12,085	18,461

Total interest expense recognized	$41,941	$45,284	$55,341

Effective interest rate on the liability component:
1.25% Senior Debentures due 2034(1)	—	8.30%	8.29%
1.625% Senior Subordinated Debentures due 2034(1)	—	7.33%	6.81%
3.5% Senior Debentures due 2034	7.25%	7.25%	7.25%
4.0% Senior Subordinated Debentures due 2034	7.68%	7.68%	7.68%
7.25% Senior Subordinated Debentures due 2037	7.79%	7.79%	7.79%

(1)	Repurchased or exchanged for equity during 2009.

If not earlier redeemed or repurchased, the 3.5% Debentures will pay contingent interest, subject to certain limitations, beginning on July 15, 2011. This contingent interest feature is indexed to the value of our common stock, which is not clearly and closely related to the economic characteristics and risks of the 3.5% Debentures. The contingent interest feature represents an embedded derivative that must be bifurcated from its host instrument and accounted for separately as a derivative instrument. However, we determined that the fair value of the contingent interest feature at inception was zero based on our option to redeem the 3.5% Debentures prior to incurring any contingent interest payments. If we were to exercise this redemption option, we would not be required to make any contingent interest payments and, therefore, the holders of the 3.5% Debentures cannot assume they will receive those payments. We continue to conclude that the fair value of the contingent interest feature is zero. The 3.5% Debentures are unsecured and unsubordinated obligations, and are guaranteed by one of our wholly owned subsidiaries. For additional information, see Note 7, Guarantor Information.

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

	Amount	Amount
	Outstanding	Outstanding
	Prior to	at Completion of
	Exchange	Exchange
Securities	Offers	Offers
	($ in thousands)

1.25% Senior Debentures due 2034	$225,000	$47,620
1.625% Senior Subordinated Debentures due 2034	—	177,380
3.5% Senior Debentures due 2034	330,000	8,446
4.0% Senior Subordinated Debentures due 2034	—	321,554

Total	$555,000	$555,000

Subsequent to the exchange offers, the 1.25% Debentures and the 1.625% Debentures were exchanged for equity or repurchased in 2008 and in 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Subordinated Debentures are guaranteed on a senior subordinated basis by CapitalSource Finance. For additional information, see Note 7, Guarantor Information. The Subordinated Debentures rank junior to all of our other existing and future secured and unsecured indebtedness, including the outstanding Senior Debentures, and senior to our existing and future subordinated indebtedness.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the terms of the Indenture governing 3.5% Debentures and 4% Debentures, we have the ability to make irrevocable elections to pay the principal balance in cash upon any conversion prior to or at maturity. The principal balance of our 7.25% Debentures is required to be settled in cash upon redemption or conversion. During the third quarter of 2008, we began applying the if-converted method to determine the effect on diluted net income per share of shares issuable pursuant to our Senior Debentures, 1.625% Debentures and 4% Debentures as we are no longer assuming cash settlement of the underlying principal. The only impact on diluted net income per share from our 7.25% Debentures results from the application of the treasury stock method to any conversion spread on this instrument. For additional information, see Note 16, Net Loss per Share.

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

We had subordinated debt outstanding totaling $437.3 million and $439.7 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, our outstanding subordinated debt transactions were as follows (amounts in thousands):

	Trust Formation				Interest Rate as of
TPS Series	Date	Debt Issued	Maturity Date	Date Callable(1)	December 31, 2010

2005-1	November 2005	$103,093	December 15, 2035	December 15, 2010	2.25	%(2)
2005-2	December 2005	$128,866	January 30, 2036	January 30, 2011	6.82	%(3)
2006-1	February 2006	$51,545	April 30, 2036	April 30, 2011	6.96	%(4)
2006-2	September 2006	$51,550	October 30, 2036	October 30, 2011	6.97	%(5)
2006-3	September 2006	€25,775	October 30, 2036	October 30, 2011	3.04	%(6)
2006-4	December 2006	$21,908	January 30, 2037	January 30, 2012	2.24	%(2)
2006-5	December 2006	$6,650	January 30, 2037	January 30, 2012	2.24	%(2)
2007-2	June 2007	$39,177	July 30, 2037	July 30, 2012	2.24	%(2)

(1)	The subordinated debt is callable by us in whole or in part at par at any time after the stated date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly at various dates.

(3)	Bears a fixed rate of interest of 6.82% through January 30, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(4)	Bears a fixed rate of interest of 6.96% through April 1, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(5)	Bears a fixed rate of interest of 6.97% through October 30, 2011 and then bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly.

(6)	Bears interest at a floating interest rate equal to three-month EURIBOR plus 2.05%, resetting quarterly.

The subordinated debt described above is unsecured and ranks subordinate and junior in right of payment to all of the Parent Company’s indebtedness.

FHLB SF Borrowings and FRB Credit Program

As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of December 31, 2010 equal to 20% of CapitalSource Bank’s total assets. The maximum financing available under this formula was $1.2 billion and $1.1 billion as of December 31, 2010 and 2009, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of December 31, 2010, collateral with an estimated fair value of $912.3 million was pledged to the FHLB SF.

As of December 31, 2010 and 2009, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	December 31,
	2010	2009
	($ in thousands)

Borrowing capacity	$885,842	$965,195
Less: outstanding principal	(412,000)	(200,000)
Less: outstanding letters of credit	(600)	(750)

Unused borrowing capacity	$473,242	$764,445

As of December 31, 2010 and 2009, collateral with amortized costs of $179.0 million and $191.8 million, respectively, and fair values of $188.0 million and $209.9 million, respectively, had been pledged under the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days, but there were no borrowings outstanding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities

The on-balance sheet contractual obligations under our credit facilities, term debt, convertible debt, subordinated debt and notes payable as of December 31, 2010, were as follows:

			Other Borrowings
	Credit		Convertible	Subordinated
	Facilities(1)	Term Debt(2)	Debt(3)	Debt(4)	Notes Payable	Total
	($ in thousands)

2011	$63,980	$50,503	$280,523	$—	$151,000	$546,006
2012	3,528	74,372	250,000	—	53,000	380,900
2013	—	506,747	—	—	45,948	552,695
2014	—	300,000	—	—	55,000	355,000
2015	—	62,031	—	—	95,000	157,031
Thereafter	—	—	—	437,286	15,000	452,286

Total	$67,508	$993,653	$530,523	$437,286	$414,948	$2,443,918

(1)	The contractual obligations for credit facilities are computed based on the stated final maturities of the facilities not considering amortization, optional annual renewals, and assumes utilization of available term-out features. During the first quarter of 2011, we terminated all of the credit facilities with the exception of our syndicated bank facility, which had an aggregate commitment of $100.0 million and no outstanding balance as of December 31, 2010.

(2)	The amounts are presented gross of net unamortized discounts of $0.1 million on our term debt securitizations and $14.3 million on the 2014 Senior Secured Notes. Contractual obligations on our term debt securitizations are computed based on their estimated lives. The estimated lives are based upon the contractual amortization schedule of the underlying loans. These underlying loans are subject to prepayment, which could shorten the life of the term debt securitizations; conversely, the underlying loans may be amended to extend their term, which may lengthen the life of the term debt securitizations.

(3)	The contractual obligations for our convertible debt are computed based on the initial put/call date. The legal maturity of our 7.25% Debentures is 2037, and the legal maturities of our other series of Debentures are 2034. The amounts are presented gross of net unamortized discounts of $6.9 million.

(4)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.

Interest Expense

The weighted average interest rates on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2010, 2009 and 2008 were 2.9%, 3.6% and 4.9%, respectively.

Deferred Financing Fees

As of December 31, 2010 and 2009, deferred financing fees of $46.9 million and $62.6 million, respectively, net of accumulated amortization of $110.8 million and $107.0 million, respectively, were included in other assets in our audited consolidated balance sheets.

Debt Covenants

The Parent Company is subject to financial and non-financial covenants under our indebtedness, including, with respect to restricted payments, leverage, servicing standards, and limitations on incurring or guaranteeing indebtedness, refinancing existing indebtedness, repaying subordinated indebtedness, making investments, dividends, distributions, redemptions or repurchases of our capital stock, selling assets, entering into transactions with our affiliates creating liens and engaging in a merger, sale or consolidation. If we were to default under our

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indebtedness by violating these covenants or otherwise, our investors’ remedies would include the ability to, among other things, transfer servicing to another servicer, foreclose on collateral, and/or accelerate payment of all amounts payable under such indebtedness.

In addition, upon the occurrence of specified servicer defaults, our lenders under our credit facility and the holders of the asset-backed notes issued in our term debt may elect to terminate us as servicer of the loans under the applicable facility or term debt and appoint a successor servicer or replace us as cash manager for our secured facilities and term debt. If we were terminated as servicer, we would no longer receive our servicing fee.

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

Note 12.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the years ended December 31, 2010, 2009 and 2008 was as follows:

Outstanding as of December 31, 2007	220,704,800
Issuance of common stock	61,644,758
Exercise of options	57,327
Restricted stock and other stock activities	397,326

Outstanding as of December 31, 2008	282,804,211
Issuance of common stock	40,044,073
Repurchase of common stock	(639,400)
Exercise of options	2,718
Restricted stock and other stock activities	831,011

Outstanding as of December 31, 2009	323,042,613
Repurchase of common stock	(1,415,000)
Exercise of options	309,801
Restricted stock and other stock activities	1,287,941

Outstanding as of December 31, 2010	323,225,355

Share Repurchase Plans

In December 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock over a period of up to two years. Any share repurchases made under the stock repurchase plan will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. In December 2010, we repurchased 1,415,000 shares of our common stock under the share repurchase plan, at an average price of $7.01 per share for a total purchase price of $9.9 million. All shares purchased under the share purchase plan were retired upon settlement. Our ability to repurchase additional shares may be limited by the terms of our 2014 Senior Secured Notes, and there is no assurance that we will repurchase additional shares.

In March 2009, our Board of Directors previously authorized us to repurchase up to $25.0 million of our common stock through open market purchases or privately negotiated transactions from time to time for a period of up to two years. During the year ended December 31, 2009, we purchased 639,400 shares of our common stock under this share repurchase plan, at a weighted average price of $1.22 per share for a total purchase price of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.8 million. All shares purchased under the share purchase plan were retired upon settlement. This plan was terminated upon the approval of the share repurchase plan that was authorized during 2010.

Dividend Reinvestment and Stock Purchase Plan

We had a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) for shareholders during 2009. Participation in the DRIP allowed common shareholders to reinvest cash dividends and to purchase additional shares of our common stock, in some cases at a discount from the market price. During the year ended December 31, 2009, there were no direct purchases made under the DRIP. During the year ended December 31, 2008, we received $198.1 million related to the direct purchase of 15.4 million shares of our common stock pursuant to the DRIP. In addition, we received proceeds of $0.1 million and $38.7 million, respectively, related to cash dividends reinvested in 36,000 and 3.6 million shares of our common stock during the years ended December 31, 2009 and 2008, respectively. We terminated the DRIP effective March 1, 2010.

Equity Offerings

In February 2009, we entered into an agreement with an existing security holder and issued 19,815,752 shares of our common stock in exchange for approximately $61.6 million in aggregate principal amount of our outstanding 1.625% Debentures held by the security holder, and our wholly owned subsidiary, CapitalSource Finance, paid approximately $0.6 million in cash to the security holder in exchange for the CapitalSource Finance guaranty on such notes by such subsidiary. We retired all of the Debentures acquired in the exchange. In connection with this exchange, we incurred a loss of approximately $57.5 million in the first quarter of 2009, which included a write-off of $0.4 million in deferred financing fees and debt discount.

In July 2009, we sold approximately 20.1 million shares of our common stock in an underwritten public offering at a price of $4.10 per share, including the approximately 2.6 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of approximately $77.0 million.

Note 13.	Employee Benefit Plan

Our employees are eligible to participate in the CapitalSource Finance LLC 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. For the years ended December 31, 2010, 2009 and 2008, we contributed $1.8 million, $1.8 million and $2.0 million, respectively, in matching contributions to the 401(k) Plan.

Note 14.	Income Taxes

We provide for income taxes as a “C” corporation on income earned from operations. For the tax years ended December 31, 2010 and 2009, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. As a result, certain subsidiaries had taxable income that was not offset by taxable losses or loss carryforwards of other entities. We plan to reconsolidate our subsidiaries for federal tax purposes starting in 2011. We are subject to federal, foreign, state and local taxation in various jurisdictions.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The components of income tax (benefit) expense from continuing operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
		($ in thousands)

Current:
Federal	$(27,898)	$69,020	$(70,274)
State	(2,637)	17,220	7,858
Foreign	4,881	2,953	22,515

Total current	(25,654)	89,193	(39,901)
Deferred:
Federal	7,979	17,175	(112,756)
State	(2,649)	34,890	(37,828)
Foreign	(478)	(4,944)	(98)

Total deferred	4,852	47,121	(150,682)

Income tax (benefit) expense	$(20,802)	$136,314	$(190,583)

We had no income tax expense from discontinued operations during the year ended December 31, 2010. Income tax expense from discontinued operations was $4.5 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively.

For the year ended December 31, 2010, we had $20.9 million of pre-tax income and $182.2 million of pre-tax loss that was attributable to foreign and domestic operations, respectively. For the year ended December 31, 2009, we had $3.0 million of pre-tax income and $777.5 million of pre-tax loss that was attributable to foreign and domestic operations, respectively. For the year ended December 31, 2008, we had $15.8 million of pre-tax income and $474.5 million of pre-tax loss that was attributable to foreign and domestic operations, respectively.

The reconciliations of the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2010, 2009 and 2008, were as follows:

	Year Ended December 31,
	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
Sale of healthcare net lease business	10.8	—	—
Sale of 2006-A Trust	(15.1)	—	—
Benefit of REIT election	—	—	(12.3)
State income taxes, net of federal tax benefit	4.3	4.3	1.9
Induced conversion of convertible debentures	—	(2.6)	—
Valuation allowance	(17.3)	(49.8)	—
Impact of revoking REIT election(1)	—	—	23.8
Other	(4.8)	(4.5)	(6.9)

Effective income tax rate	12.9%	(17.6)%	41.5%

(1)	In connection with revoking our REIT election, we recognized $97.7 million of net deferred tax assets relating to our REIT qualifying activities into income during the year ended December 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. Net deferred tax assets are included in other assets in our audited consolidated balance sheets. The components of deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	($ in thousands)

Deferred tax assets:
Allowance for loan losses	$144,019	$221,027
Net unrealized losses on investments	108,102	103,124
Net unrealized losses on other real estate owned	14,411	6,558
Net operating losses — federal	188,850	136,879
Net operating losses — state, net of federal tax benefit	25,911	27,835
Capital losses — federal and state	31,742	8,402
Share-based compensation awards	11,118	16,045
Non-accrual interest	9,507	26,950
Other	86,846	79,663

Total deferred tax assets	620,506	626,483
Valuation allowance	(413,761)	(385,858)

Total deferred tax assets, net of valuation allowance	206,745	240,625
Deferred tax liabilities:
Mark-to-market on loans	59,885	113,090
Unamortized bond premium	24,459	—
Other	24,864	20,478

Total deferred tax liabilities	109,208	133,568

Net deferred tax assets	$97,537	$107,057

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All evidence, both positive and negative, is evaluated when making this determination. Items considered in this analysis include the ability to carry back losses to recoup taxes previously paid, the reversal of temporary differences, tax planning strategies, historical financial performance, expectations of future earnings and the length of statutory carryforward periods. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences.

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2010 and 2009, the total valuation allowance was $413.8 million and $385.9 million, respectively. Although realization is not assured, we believe it is more likely than not that the December 31, 2010 net deferred tax assets of $97.5 million will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2010 and 2009, we had net operating loss carryforwards of $539.6 million and $391.1 million, respectively, for federal tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will begin to expire in 2028 and would fully expire in 2030. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option and restricted stock deductions, the resulting benefits will be credited to stockholders’ equity. As of December 31, 2010 and 2009, we had state net operating loss carryforwards of $664.4 million and $583.9 million, respectively, which will expire in varying amounts beginning in 2012 through 2030.

As of December 31, 2010 and 2009, we had capital loss carryforwards of $81.6 million and $21.6 million, respectively, for federal tax purposes which will be available to offset future capital gains. If not used, these carryforwards will begin to expire in 2014 and will fully expire in 2015.

As of December 31, 2010, we have foreign tax credit carryforwards of $2.7 million for federal tax purposes, which will be available to offset future federal income tax. If not used, these carryforwards will begin to expire in 2016 and would fully expire in 2017.

We adopted the provisions for accounting for uncertain tax positions in accordance with the current accounting standards on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009
	($ in thousands)

Balance as of the beginning of year	$62,210	$19,747
Additions for tax positions of prior years	4,136	48,375
Reductions for tax positions of prior years	(13,892)	(1,615)
Settlements	—	(4,297)

Balance as of the end of year	$52,454	$62,210

As of December 31, 2010 and 2009, our unrecognized tax benefit that may affect the effective tax rate is approximately $4.7 million and $3.5 million, respectively. Due to potential for resolution of federal and state examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by a range of zero to $48.0 million; however, we have sufficient net operating losses and other adjustments to offset these potential tax liabilities.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. For the years ended December 31, 2010, 2009, and 2008, we recognized ($9.4) million, $6.2 million and $2.7 million in interest (benefit) expense and penalties, respectively. We had $1.3 million and $11.0 million for the payment of interest and penalties accrued as of December 31, 2010 and 2009, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2009. In 2008, we settled an Internal Revenue Service examination for the tax years 2005 and 2004 and in 2009 and 2008, we settled certain state examinations for the tax years 2005, 2004 and 2003. In connection with the settlement and conclusion

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of these examinations, we incurred penalty and interest expense of $1.0 million in 2009 and paid taxes in the amount of $4.3 million and $16.7 million in 2009 and 2008, respectively. We are currently under examination by the Internal Revenue Service and certain states for the tax years 2006 to 2008.

Note 15.	Comprehensive Loss

Comprehensive loss for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Net loss from continuing operations	$(140,522)	$(910,844)	$(268,131)
Net income from discontinued operations, net of taxes	9,489	49,868	49,350
Gain (loss) from sale of discontinued operations, net of taxes	21,696	(8,071)	104

Net loss	(109,337)	(869,047)	(218,677)
Unrealized gain (loss) on available-for-sale securities, net of taxes	1,133	(608)	7,857
Unrealized (loss) gain on foreign currency translation, net of taxes	(10,469)	11,357	(2,892)
Unrealized loss on cash flow hedges, net of taxes	(84)	(86)	(820)

Comprehensive loss	(118,757)	(858,384)	(214,532)

Comprehensive (loss) income attributable to noncontrolling interests	(83)	(28)	1,426

Comprehensive loss attributable to CapitalSource Inc.	$(118,674)	$(858,356)	$(215,958)

Accumulated other comprehensive income, net, as of December 31, 2010 and 2009 was as follows:

	December 31,
	2010	2009
	($ in thousands)

Unrealized gain on available-for-sale securities, net of tax	$5,763	$5,027
Unrealized gain on foreign currency translation, net of tax	4,178	14,647
Unrealized gain on cash flow hedge, net of tax	—	84
Effect of adoption of amended investment guidance	—	(397)

Accumulated other comprehensive income, net	$9,941	$19,361

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Net Loss Per Share

The computations of basic and diluted net loss per share attributable to CapitalSource Inc. for the years ended December 31, 2010, 2009 and 2008, respectively, were as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands, except per share data)

Net income (loss):
From continuing operations	$(140,522)	$(910,844)	$(268,131)
From discontinued operations, net of taxes	9,489	49,868	49,350
From sale of discontinued operations, net of taxes	21,696	(8,071)	104

Total from discontinued operations	31,185	41,797	49,454
Attributable to CapitalSource Inc.	(109,254)	(869,019)	(220,103)
Average shares — basic	320,836,867	306,417,394	251,213,699
Effect of dilutive securities:
Option shares	—	—	—
Unvested restricted stock	—	—	—
Stock units	—	—	—
Conversion premium on the Debentures	—	—	—

Average shares — diluted	320,836,867	306,417,394	251,213,699

Basic net income (loss) per share
From continuing operations	$(0.44)	$(2.97)	$(1.07)
From discontinued operations, net of taxes	0.10	0.14	0.20
Attributable to CapitalSource Inc.	(0.34)	(2.84)	(0.88)
Diluted net income (loss) per share
From continuing operations	$(0.44)	$(2.97)	$(1.07)
From discontinued operations, net of taxes	0.10	0.14	0.20
Attributable to CapitalSource Inc.	(0.34)	(2.84)	(0.88)

The weighted average shares that have an antidilutive effect in the calculation of diluted net loss per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Year Ended December 31,
	2010	2009	2008

Stock units	3,679,234	2,509,297	144,952
Stock options	2,845,512	5,689,616	8,812,062
Non-managing member units	—	—	826,476
Shares subject to a written call option	—	2,346,825	7,401,420
Shares issuable upon conversion of convertible debt	14,510,369	15,633,859	12,710,307
Unvested restricted stock	813,145	1,971,253	2,488,571

Note 17.	Stock-Based Compensation

Equity Incentive Plan

A total of 66.0 million shares of common stock have been reserved for issuance under the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan, as amended (the “Plan”). Any shares that may be issued under the Plan to any person pursuant to an option or stock appreciation right (a “SAR”) are counted against this limit as

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one share for every one share granted. Any shares that may be issued under the Plan to any person, other than pursuant to an option or SAR, are counted against this limit as one and one-half shares for every one share granted.

As of December 31, 2010, there were 14.7 million shares subject to outstanding grants and 33.0 million shares remaining available for future grants under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) April 29, 2020. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock.

Total compensation cost recognized in income pursuant to the Plan was $14.3 million, $30.9 million and $43.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Options

Stock option activity for the year ended December 31, 2010 was as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Options	Price	(in years)	Value
				($ in thousands)

Outstanding as of December 31, 2009	7,671,792	$5.66	8.65	$2,922
Granted	1,586,374	5.32
Exercised	(309,801)	3.49
Expired	(192,303)	19.27
Forfeited	(510,884)	4.05

Outstanding as of December 31, 2010	8,245,178	5.45	8.20	23,392

Vested as of December 31, 2010	3,795,247	6.97	7.46	10,258
Exercisable as of December 31, 2010	3,795,247	6.97	7.46	10,258

For the years ended December 31, 2010, 2009 and 2008, the weighted average grant date fair values of options granted were $3.21, $1.91 and $2.65, respectively. The total intrinsic values of options exercised during the years ended December 31, 2010, 2009 and 2008, were $0.7 million, $10,845 and $0.5 million, respectively. As of December 31, 2010, the total unrecognized compensation cost related to unvested options granted pursuant to the Plan was $6.7 million. This cost is expected to be recognized over a weighted average period of 1.98 years.

For awards containing only service and/or performance based vesting conditions, we use the Black-Scholes option-pricing model to estimate the fair value of each option grant on its grant date. The assumptions used in this model for the years ended December 31, 2010, 2009 and 2008, were as follows:

	Year Ended December 31,
	2010	2009	2008

Dividend yield	0.75%	1.2%	12.0%
Expected volatility	87.0%	84.2%	49.6%
Risk-free interest rate	1.6%	1.7%	2.8%
Expected life	4.0 years	4.0 years	4.0 years

The dividend yield is computed based on annualized dividends and the average share price for the period. The expected volatility is based on the historical volatility of CapitalSource Inc.’s stock price in the most recent period that is equal to the expected term of the options being valued. The risk-free interest rate is the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the options. The expected life of our options granted represents the period of time that the options are expected to be outstanding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards and Restricted Stock Units

Restricted stock activities, including restricted stock awards and restricted stock units, for the year ended December 31, 2010, were as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Outstanding as of December 31, 2009	6,521,876	$7.52
Granted	2,045,220	6.11
Vested	(1,612,906)	5.40
Forfeited	(484,142)	9.38

Outstanding as of December 31, 2010(1)	6,470,048	5.64

(1)	Includes 2.6 million and 0.7 million vested and unvested restricted stock units, respectively.

The fair value of unvested restricted stock awards and restricted stock units is determined based on the closing trading price of our common stock on the grant date, in accordance with the Plan. The weighted average grant date fair value of restricted stock awards and restricted stock units granted during the years ended December 31, 2010, 2009 and 2008 was $6.11, $3.45 and $8.78, respectively.

The total fair value of restricted stock awards and restricted stock units that vested during the years ended December 31, 2010, 2009 and 2008 was $8.6 million, $5.9 million and $31.7 million, respectively. As of December 31, 2010, the total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted pursuant to the Plan was $16.1 million, which is expected to be recognized over a weighted average period of 2.69 years.

Note 18.	Bank Regulatory Capital

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

The calculations of the respective capital amounts at CapitalSource Bank as of December 31, 2010, were as follows ($ in thousands):

Common stockholder’s equity at CapitalSource Bank	$924,644
Less:
Disallowed goodwill and other disallowed intangible assets	(161,799)
Unrealized gain on available-for-sale securities	(6,024)

Total Tier-1 Capital	756,821
Add: Allowable portion of the allowance for loan losses and other	57,001

Total Risk-Based Capital	$813,822

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be “well capitalized” and at all times have a minimum total risk-based capital ratio

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 15%, a minimum Tier-1 risk-based capital ratio of 6% and a minimum Tier 1 leverage ratio of 5%. CapitalSource Bank’s capital ratios and the minimum requirement as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010				2009
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)

Tier-1 Leverage	$756,821	13.15%	$287,830	5.00%	$699,323	12.80%	$273,153	5.00%
Tier-1 Risk-Based Capital	756,821	16.86	269,335	6.00	699,323	16.19	259,175	6.00
Total Risk-Based Capital	813,822	18.13	673,336	15.00	754,580	17.47	647,938	15.00

The California Department of Financial Institutions (the “DFI”) approval order requires that CapitalSource Bank, until July 2011, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of at least 10.00%. As of December 31, 2010 and 2009, CapitalSource Bank satisfied the DFI capital ratio requirement with ratios of 12.61% and 12.32%, respectively.

Note 19.	Commitments and Contingencies

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next fourteen years and contain provisions for certain annual rental escalations.

As of December 31, 2010, future minimum lease payments under non-cancelable operating leases, including leases held at CapitalSource Bank, were as follows ($ in thousands):

2011	$14,934
2012	13,921
2013	11,625
2014	9,639
2015	7,736
Thereafter	51,441

Total(1)	$109,296

(1)	Minimum payments have not been reduced by minimum sublease rentals of $11.9 million due in the future under noncancelable subleases.

Rent expense was $18.1 million, $18.6 million and $11.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of December 31, 2010 and 2009, we had issued $143.4 million and $182.5 million, respectively, in these stand-by letters of credit which expire at various dates over the next five years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be required to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $3.8 million and $6.1 million, as reported in other liabilities in our audited consolidated balance sheets as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, we had unfunded commitments to extend credit to our clients of $1.9 billion and $2.8 billion, respectively including unfunded commitments to extend credit by CapitalSource Bank of $958.7 million and $914.9 million, respectively, and by the parent company of $977.7 million and $1.9 billion, respectively. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites to future fundings by us and our clients may draw on these unfunded

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments at any time. Although we expect that these unfunded commitments will continue to exceed the Parent Company’s available funds, we forecast adequate liquidity to fund the expected borrower draws under these commitments. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases pursuant to intercompany agreements to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion.

During the year ended December 31, 2010, we sold all of our remaining direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights, however, no such notification has been received to date. As of December 31, 2010, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 20.	Related Party Transactions

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

As of December 31, 2010 and 2009, we had committed to lend $53.7 million and $86.5 million, respectively, to such entities of which $24.0 million and $64.0 million, respectively, was outstanding. These loans bear interest ranging from 3.30% to 7.75% as of December 31, 2010 and 3.26% to 8.75% as of December 31, 2009. For the years ended December 31, 2010, 2009 and 2008, we recognized $6.7 million, $4.7 million and $9.2 million, respectively, in interest and fees from these loans.

Activity in related party loans for the year ended December 31, 2010, was as follows ($ in thousands):

Balance as of January 1, 2010	$63,990
Advances	300,067
Repayments	(335,846)
Loan sales	(20,626)
Reclassifications to related party	16,421

Balance as of December 31, 2010	$24,006

Note 21.	Derivative Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of December 31, 2010, none of our derivatives were designated as hedging instruments pursuant to GAAP.

We enter into various derivative instruments to manage our exposure to interest rate risk. The objective is to manage interest rate sensitivity by modifying the characteristics of certain assets and liabilities to reduce the adverse

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the years ended December 31, 2010, 2009 and 2008, we recognized net realized and unrealized losses of $8.6 million, $13.1 million and $41.1 million, respectively, related to these derivative instruments.

As of December 31, 2010, the notional amounts and fair values of our various derivative instruments as well as their locations in our audited consolidated balance sheets were as follows:

	Notional	Fair Value
	Amount	Other Assets	Other Liabilities
	($ in thousands)

Interest rate contracts	$1,287,399	$41,309	$77,410
Foreign exchange contracts	35,557	—	877

Total	$1,322,956	$41,309	$78,287

As of December 31, 2009, the notional amounts and fair values of our various derivative instruments as well as their locations in our audited consolidated balance sheets were as follows:

	Notional	Fair Value
	Amount	Other Assets	Other Liabilities
	($ in thousands)

Interest rate contracts	$2,380,365	$14,073	$78,736
Foreign exchange contracts	53,683	256	3,926

Total	$2,434,048	$14,329	$82,662

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gains and losses on our derivative instruments recognized during the years ended December 31, 2010, 2009 and 2008 as well as the locations of such gains and losses in our audited consolidated statements of operations were as follows:

		Gain (Loss) Recognized in Income in Year Ended December 31,
	Location	2010	2009	2008
			($ in thousands)

Interest rate contracts	Loss on derivatives	$(6,055)	$(4,748)	$(47,455)
Interest rate contracts	Gain (loss) on residential mortgage investment portfolio
		—	896	(101,468)
Foreign exchange contracts	Loss on derivatives	(2,589)	(8,307)	14,582

Total		$(8,644)	$(12,159)	$(134,341)

Note 22.	Credit Risk

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract or notional amounts and the credit risk amounts for derivatives and credit-related arrangements as of December 31, 2010 and 2009, were as follows:

	December 31,
	2010		2009
	Contract or		Contract or
	Notional	Credit Risk	Notional	Credit Risk
	Amount	Amount	Amount	Amount
	($ in thousands)

Derivatives:
Interest rate swaps	$726,889	$41,309	$1,267,049	$14,073
Interest rate caps	—	—	269,478	—
Foreign exchange contracts	35,557	—	53,683	256

Total derivatives	$762,446	$41,309	$1,590,210	$14,329

Credit-related arrangements:
Commitments to extend credit	$1,936,356	$18,036	$2,838,915	$25,838
Commitments to extend letters of credit	267,268	17,425	371,528	24,430

Total credit-related arrangements	$2,203,624	$35,461	$3,210,443	$50,268

Derivatives

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. As of December 31, 2010, we also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at CapitalSource Bank. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of December 31, 2010, our derivative counterparty exposure was as follows ($ in thousands):

Gross derivative counterparty exposure	$41,309
Master netting agreements	(26,297)

Net derivative counterparty exposure	$15,012

We report our derivatives in our audited consolidated balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held $15.3 million and $0.5 million of collateral against our derivative instruments that were in an asset position as of December 31, 2010 and 2009, respectively. For derivatives that were in a liability position, we had posted collateral of $53.1 million and $59.8 million as of December 31, 2010 and 2009, respectively. For additional information, see Note 21, Derivative Instruments.

Credit-Related Arrangements

As of December 31, 2010 and 2009, we had committed credit facilities to our borrowers of approximately $8.6 billion and $11.6 billion, respectively, of which approximately $1.9 billion and $2.8 billion, respectively, were unfunded. Our failure to satisfy our full contractual funding commitment to one or more of our borrower’s could

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

create a breach of contract and lender liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

We provide standby letters of credit in conjunction with several of our lending arrangements. As of December 31, 2010 and 2009, we had issued $143.4 million and $182.5 million, respectively, in letters of credit which expire at various dates over the next five years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower.

In our normal course of business, we engage in transactions with clients throughout the United States. As of December 31, 2010, the single largest industry concentration was healthcare and social assistance, which made up approximately 21.5% of our commercial loan portfolio. As of December 31, 2010, the two largest geographical concentrations were Florida and California, which made up 10.5% and 9.7% of our commercial loan portfolio, respectively.

Note 23.	Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our assets and liabilities and to determine fair value disclosures. Investment securities, available-for-sale, warrants and derivatives are recorded at fair value on a recurring basis. In addition, we may be required, in specific circumstances, to measure certain of our assets at fair value on a nonrecurring basis, including investment securities, held-to-maturity, loans held for sale, loans held for investment, REO and certain other investments.

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

Investment securities, available-for-sale, also consist of collateralized loan obligations, which include the interests we hold in the deconsolidated 2006-A Trust, and corporate debt securities, which consist primarily of corporate bonds, whose values are determined using internally developed valuation models. These models may utilize discounted cash flow techniques for which key inputs include the timing and amount of future cash flows and market yields. Market yields are based on comparisons to other instruments for which market data is available. These models may also utilize industry valuation benchmarks, such as multiples of EBITDA, to determine a value for the underlying enterprise. Given the lack of active and observable trading in the market, our collateralized loan obligations and corporate debt securities are classified in Level 3.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans Held for Investment

Loans held for investment are recorded at outstanding principal, net of any deferred fees and unamortized purchase discounts or premiums and net of an allowance for loan losses. We may record fair value adjustments on a nonrecurring basis when we have determined that it is necessary to record a specific reserve against a loan and we measure such specific reserve using the fair value of the loan’s collateral. To determine the fair value of the collateral, we may employ different approaches depending on the type of collateral.

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

For impaired collateral dependent commercial real estate loans, we typically obtain an updated appraisal as of the date the loan is deemed impaired to measure the amount of impairment. In situations where we are unable to obtain a timely updated appraisal, we perform internal valuations which utilize assumptions and calculations similar to those customarily utilized by third party appraisers and consider relevant property specific facts and circumstances. In certain instances, our internal assessment of value may be based on adjustments to outdated appraisals by analyzing the changes in local market conditions and asset performance since the appraisals were performed. The outdated appraisal values may be discounted by percentages that are determined by analyzing changes in local market conditions since the dates of the appraisals as well as by consulting databases, comparable market sale prices, brokers’ opinions of value and other relevant data. We do not make adjustments that increase the values indicated by outdated appraisals by using higher recent sale comparisons.

Impaired collateral dependent commercial real estate loans for which ultimate collection depends solely on the sale of the collateral are charged off to the estimated fair value of the collateral less estimated costs to sell. For certain of these loans, we charged off to an amount different than the value indicated by the most recent appraisal. This was primarily the result of both factors causing the appraisal to be outdated as outlined above and other factors surrounding the loans not considered by appraisals, such as pending loan sales and other transaction specific factors. As of December 31, 2010 and 2009, we charged off an additional $58.2 million, net, and $2.3 million, net, respectively, in loan balances compared with amounts that would have been charged off based on the appraised values of the collateral.

Our policy on updating appraisals related to these originated impaired collateral dependent commercial real estate loans generally is to obtain current appraisals subsequent to the impairment date if there are significant changes to the underlying assumptions from the most recent appraisal. Some factors that could cause significant changes include the passage of more than twelve months since the time of the last appraisal; the volatility of the local market; the availability of financing; the inventory of competing properties; new improvements to, or lack of maintenance of, the subject property or competing surrounding properties; a change in zoning; environmental contamination; or failure of the project to meet material assumptions of the original appraisal. This policy for updating appraisals does not vary by commercial real estate loan type.

We continue to monitor collateral values on partially charged-off impaired collateral dependent commercial real estate loans and may record additional charge offs upon receiving updated appraisals. We do not return such partially charged-off loans to performing status, except in limited circumstances when such loans have been formally restructured and have met key performance criteria including compliance with restructured payment terms. We do not return such partially charged-off loans to performing status based solely on the results of appraisals.

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

FHLB SF Stock

Our investment in FHLB stock is recorded at historical cost. FHLB stock does not have a readily determinable fair value, but may be sold back to the FHLB at its par value with stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2010.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of loans, we record the acquired loans at the estimated fair value at the time of foreclosure. Valuation of that collateral, which often is a pool of many small balance loans, is typically performed utilizing internally developed estimates. These estimates rely upon default and recovery rates, market discount rates and the underlying value of collateral supporting the loans. Underlying collateral values may be supported by appraisals or broker price opinions. When fair value adjustments are recorded on these loans, we typically classify them in Level 3 of the fair value hierarchy.

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

Credit Facilities

The fair value of credit facilities is estimated based on current market interest rates for similar debt instruments adjusted for the remaining time to maturity.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the current creditworthiness of the counterparties and current market conditions. In addition, for loan commitments, the market rates of return utilized in the valuation of the loans held for investment as described above are applied to this analysis to reflect current market conditions.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2010 were as follows:

	Fair Value
	Measurement as of	Quoted Prices in	Significant Other	Significant
	December 31,	Active Markets for	Observable	Unobservable
	2010	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale:
Agency discount notes	$164,974	$—	$164,974	$—
Agency callable notes	162,888	—	162,888	—
Agency debt	103,430	—	103,430	—
Agency MBS	870,155	—	870,155	—
Non-agency MBS	113,684	—	113,684	—
Equity securities	263	263	—	—
Corporate debt	5,135	—	5,120	15
Collateralized loan obligations	12,249	—	—	12,249
U.S. Treasury and agency securities	90,133	—	90,133	—

Total investment securities, available-for-sale	1,522,911	263	1,510,384	12,264
Investments carried at fair value:
Warrants	222	—	—	222
Other assets held at fair value:
Derivative assets	41,309	—	41,309	—

Total assets	$1,564,442	$263	$1,551,693	$12,486

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$78,287	$—	$78,287	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2009 were as follows:

	Fair Value
	Measurement as of	Quoted Prices in	Significant Other	Significant
	December 31,	Active Markets for	Observable	Unobservable
	2009	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale:
Agency discount notes	$49,996	$—	$49,996	$—
Agency callable notes	250,530	—	250,530	—
Agency debt	24,472	—	24,472	—
Agency MBS	418,390	—	418,390	—
Non-agency MBS	153,275	—	153,214	61
Equity securities	52,984	52,984	—	—
Corporate debt	9,618	—	5,161	4,457
Collateralized loan obligation	1,326	—	—	1,326

Total investment securities, available-for-sale	960,591	52,984	901,763	5,844
Investments carried at fair value:
Warrants	1,392	—	—	1,392
Other assets held at fair value:
Derivative assets	14,329	—	14,329	—

Total assets	$976,312	$52,984	$916,092	$7,236

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$82,662	$—	$82,662	$—

A summary of the changes in the fair values of assets and liabilities carried at fair value for the year ended December 31, 2010 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized		Total	Purchases,
		Gains (Losses)		Realized	Sales,				Unrealized
			Included in	and	Issuances,				Gains
	Balance as of		Other	Unrealized	and	Transfers in (Out)		Balance as of	(Losses) as of
	January 1,	Included in	Comprehensive	Gains	Settlements,	of Level 3		December 31,	December 31,
	2010	Income	Income, Net	(Losses)	Net	In	(Out)	2010	2010
	($ in thousands)

Assets
Investment securities, available for sale:
Non-agency MBS	$61	$—	$—	$—	$(61)	$—	$—	$—	$—
Corporate debt	4,457	(2,368)	2,896	528	(4,970)	—	—	15	(3,594)
Collateralized loan obligation	1,326	636	(308)	328	10,595	—	—	12,249	—

Total	5,844	(1,732)	2,588	856	5,564	—	—	12,264	(3,594)
Warrants	1,392	117	—	117	(1,287)	—	—	222	(605)

Total assets	$7,236	$(1,615)	$2,588	$973	$4,277	$—	$—	$12,486	$(4,199)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the year ended December 31, 2009 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized			Purchases,
		Gains (Losses)		Total	Sales,				Unrealized
			Included in	Realized and	Issuances,				Gains
	Balances as of		Other	Unrealized	and			Balance as of	(Losses) as of
	January 1,	Included in	Comprehensive	Gains	Settlements,	Transfers In (Out) of Level 3		December 31,	December 31,
	2009	Income	Income, Net	(Losses)	Net	In	(Out)	2009	2009
	($ in thousands)

Assets
Investment securities, available for sale:
Non-agency MBS	$377	$(17)	$(52)	$(69)	$(247)	$—	$—	$61	$(17)
Corporate debt	33,886	(10,893)	(2,676)	(13,569)	(15,860)	—	—	4,457	151
Collateralized loan obligation	2,361	(1,232)	308	(924)	(111)	—	—	1,326	(1,232)

Total	36,624	(12,142)	(2,420)	(14,562)	(16,218)	—	—	5,844	(1,098)
Warrants	4,661	(21)	—	(21)	(3,248)	—	—	1,392	(185)

Total assets	$41,285	$(12,163)	$(2,420)	$(14,583)	$(19,466)	$—	$—	$7,236	$(1,283)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the year ended December 31, 2010, reported in interest income and gain (loss) on investments, net were as follows:

	Interest	Gain (Loss) on
	Income	Investments, Net
	($ in thousands)

Total gains (losses) included in earnings for the year	$159	$(1,774)
Unrealized gains (losses) relating to assets held at year end	—	(4,199)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the year ended December 31, 2009, reported in interest income, loss on investments, net, and loss on residential mortgage investment portfolio were as follows:

			Loss on
	Interest	Loss on	Residential Mortgage
	Income	Investments, Net	Investment Portfolio
	($ in thousands)

Total gains (losses) included in earnings for the year	$895	$(13,588)	$(4)
Unrealized gains (losses) relating to assets held at year end	739	(2,018)	(4)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The tables below provide the fair values of those assets for which nonrecurring fair value adjustments were recorded during the years ended December 31, 2010 and 2009, classified by their position in the fair value hierarchy. The tables also provide the gains (losses) related to those assets recorded during the years ended December 31, 2010 and 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value	Quoted Prices in			Total Net Losses for
	Measurement as of	Active Markets	Significant Other	Significant	the Year Ended
	December 31,	for Identical	Observable Inputs	Unobservable	December 31,
	2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)	2010
	($ in thousands)

Assets
Loans held for sale	$205,334	$—	$205,334	$—	$(23,237)
Loans held for investment(1)	185,303	—	—	185,303	(153,275)
Investments carried at cost	606	—	—	606	(2,540)
Investments accounted for under the
equity method	199	—	—	199	(837)
REO(2)	47,826	—	—	47,826	(45,484)
Loan receivables	53,373	—	—	53,373	(42,079)

Total assets	$492,641	$—	$205,334	$287,307	$(267,452)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

(2)	Represents REO measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the year ended December 31, 2009, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the year ended December 31, 2009.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides fair value estimates for our financial instruments as of December 31, 2010 and 2009, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and those which are recorded at fair value on a recurring basis.

	December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
		($ in thousands)

Assets:
Commercial real estate “A” Participation Interest, net	$—	$—	$530,560	$530,390
Loans held for investment, net	5,717,316	5,767,160	7,548,545	7,255,318
Investments carried at cost	33,062	64,735	53,205	87,940
Investment securities, held-to-maturity	184,473	195,438	242,078	262,181
Liabilities:
Deposits	4,621,273	4,628,903	4,483,879	4,486,285
Credit facilities	67,508	66,464	542,781	497,036
Term debt	979,254	921,169	2,956,536	2,162,533
Convertible debt, net	523,650	539,297	561,347	525,860
Subordinated debt	437,286	253,626	439,701	255,027
Mortgage debt	—	—	447,683	426,865
Loan commitments and letters of credit	—	32,972	—	45,455

Note 24.	Segment Data

For the year ended December 31, 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the years ended December 31, 2009 and 2008, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment during 2010. We have reclassified all comparative period results to reflect our two current reportable segments. In addition, for comparative purposes, overhead and other intercompany allocations have been reclassified from the Healthcare Net Lease segment into the Other Commercial Finance segment for the years ended December 31, 2010, 2009 and 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results of our operating segments as of and for the years ended December 31, 2010, 2009 and 2008, were as follows:

	Year Ended December 31, 2010
		Other
	CapitalSource	Commercial	Intercompany	Consolidated
	Bank(1)	Finance	Eliminations	Total
	($ in thousands)

Total interest income	$333,625	$315,934	$(9,918)	$639,641
Interest expense	65,267	166,829	—	232,096
Provision for loan losses	117,105	189,975	—	307,080
Operating expenses	113,696	174,426	(59,568)	228,554
Other income (expense), net	27,686	(1,932)	(58,989)	(33,235)

Net income (loss) from continuing operations before income taxes	65,243	(217,228)	(9,339)	(161,324)
Income tax expense (benefit)	13,628	(34,430)	—	(20,802)

Net income (loss) from continuing operations	$51,615	$(182,798)	$(9,339)	$(140,522)

Total assets as of December 31, 2010	$6,117,368	$3,418,897	$(90,858)	$9,445,407

	Year Ended December 31, 2009
		Other
	CapitalSource	Commercial	Intercompany	Consolidated
	Bank(1)	Finance	Eliminations	Total
	($ in thousands)

Total interest income	$310,741	$567,214	$(6,009)	$871,946
Interest expense	111,873	315,439	—	427,312
Provision for loan losses	213,381	632,605	—	845,986
Operating expenses	100,474	221,690	(44,661)	277,503
Other income (expense), net	38,060	(86,261)	(47,474)	(95,675)

Net loss from continuing operations before income taxes	(76,927)	(688,781)	(8,822)	(774,530)
Income tax (benefit) expense	(6,228)	142,542	—	136,314

Net loss from continuing operations	$(70,699)	$(831,323)	$(8,822)	$(910,844)

Total assets as of December 31, 2009	$5,682,949	$6,680,576	$(102,475)	$12,261,050

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
		Other
	CapitalSource	Commercial	Intercompany	Consolidated
	Bank(1)	Finance	Eliminations	Total
	($ in thousands)

Total interest income	$148,104	$1,056,867	$4,498	$1,209,469
Interest expense	76,246	601,461	—	677,707
Provision for loan losses	55,600	537,446	—	593,046
Operating expenses	43,287	234,571	(23,258)	254,600
Other income (expense), net	12,451	(117,204)	(38,077)	(142,830)

Net loss from continuing operations before income taxes	(14,578)	(433,815)	(10,321)	(458,714)
Income tax benefit	(6,089)	(184,494)	—	(190,583)

Net loss from continuing operations	$(8,489)	$(249,321)	$(10,321)	$(268,131)

Total assets as of December 31, 2008	$6,112,572	$12,468,828	$(161,768)	$18,419,632

(1)	CapitalSource Bank segment commenced operations on July 25, 2008.

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Currently, substantially all of our business activities occur within the United States of America; therefore, no additional geographic disclosures are necessary.

Intercompany Eliminations

The intercompany eliminations consist of eliminations for intercompany activity among the segments. Such activities primarily include services provided by the Parent Company to CapitalSource Bank and by CapitalSource Bank to the Parent Company, loan sales between the Parent Company and CapitalSource Bank, daily loan collections received at CapitalSource Bank for Parent Company loans and daily loan disbursements paid at the Parent Company for CapitalSource Bank loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25.	Parent Company Information

As of December 31, 2010 and 2009, the Parent Company condensed financial information was as follows:

Condensed Balance Sheets

	December 31,
	2010	2009
	($ in thousands)

Assets:
Cash and cash equivalents	$94,614	$99,103
Investment in subsidiaries:
Bank subsidiary	924,644	868,324
Non-Bank subsidiaries	1,414,556	1,847,775

Total investment in subsidiaries	2,339,200	2,716,099
Other assets	464,198	438,214

Total assets	$2,898,012	$3,253,416

Liabilities and Shareholders’ Equity:
Credit facilities	$—	$193,637
Other borrowings	809,381	844,285
Other liabilities	34,658	32,328

Total liabilities	844,039	1,070,250
Shareholders’ Equity:
Common stock	3,232	3,230
Additional paid-in capital	3,911,344	3,909,366
Accumulated deficit	(1,870,544)	(1,748,791)
Accumulated other comprehensive income, net	9,941	19,361

Total shareholders’ equity	2,053,973	2,183,166

Total liabilities and shareholders’ equity	$2,898,012	$3,253,416

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Net investment income:
Interest income	$40,421	$19,326	$4,335
Interest expense	101,481	118,366	93,827

Net investment loss	(61,060)	(99,040)	(89,492)
Operating expenses:
Compensation and benefits	1,302	1,321	1,061
Professional fees	2,451	7,762	3,577
Other administrative expenses	4,560	4,163	38,175

Total operating expenses	8,313	13,246	42,813
Other income (expense):
Other expense	(1,688)	(60,266)	(29,668)
Earnings (loss) in Bank subsidiary	51,614	(70,699)	(8,491)
Loss in non-Bank subsidiaries	(136,401)	(636,209)	(39,448)

Total other expense	(86,475)	(767,174)	(77,607)

Net loss before income taxes	(155,848)	(879,460)	(209,912)
Income tax (benefit) expense	(46,594)	(10,441)	9,977

Net loss	$(109,254)	$(869,019)	$(219,889)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Cash provided by (used in) operating activities:	$273,963	$600,766	$(682,193)
Cash provided by investing activities:	—	—	—
Financing activities:
(Repurchase of) proceeds from issuance of common stock	(7,635)	77,105	601,755
Payment of dividends	(12,951)	(12,455)	(287,566)
(Repayments of) borrowings on credit facilities, net	(193,637)	(696,363)	409,763
Borrowings of term debt	—	281,898	—
Repayments of other borrowings	(47,227)	(118,503)	—
Other	(17,002)	(33,356)	(41,748)

Cash provided by financing activities:	(278,452)	(501,674)	682,204

(Decrease) increase in cash and cash equivalents	(4,489)	99,092	11
Cash and cash equivalents as of beginning of year	99,103	11	—

Cash and cash equivalents as of end of year	$94,614	$99,103	$11

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26.	Unaudited Quarterly Information

Unaudited quarterly information for each of the three months in the years ended December 31, 2010 and 2009, was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
	($ in thousands, except per share data)

Interest income	$150,377	$153,130	$164,720	$171,414
Interest expense	48,430	57,908	60,757	65,001

Net interest income	101,947	95,222	103,963	106,413
Provision for loan losses	24,107	38,771	25,262	218,940

Net interest income (loss) after provision for loan losses	77,840	56,451	78,701	(112,527)
Operating expenses	56,991	54,767	53,591	63,205
Other (expense) income	(16,904)	40,750	(34,806)	(22,275)

Net income (loss) from continuing operations before income taxes	3,945	42,434	(9,696)	(198,007)
Income tax (benefit) expense	(1,966)	(35,668)	(4,174)	21,006

Net income (loss) from continuing operations	5,911	78,102	(5,522)	(219,013)
Net income from discontinued operations, net of taxes	—	—	2,166	7,323
Gain (loss) from sale of discontinued operations, net of taxes	—	—	21,696	—

Net income (loss)	5,911	78,102	18,340	(211,690)
Net loss attributable to noncontrolling interests	—	(83)	—	—

Net income (loss) attributable to CapitalSource Inc.	$5,911	$78,185	$18,340	$(211,690)

Basic income (loss) per share:
From continuing operations	$0.02	$0.24	$(0.02)	$(0.68)
From discontinued operations	$—	$—	$0.08	$0.02
Attributable to CapitalSource Inc.	$0.02	$0.24	$0.06	$(0.66)
Diluted income (loss) per share:
From continuing operations	$0.02	$0.24	$(0.02)	$(0.68)
From discontinued operations	$—	$—	$0.08	$0.02
Attributable to CapitalSource Inc.	$0.02	$0.24	$0.06	$(0.66)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
	($ in thousands, except per share data)

Interest income	$198,136	$208,162	$216,746	$248,902
Interest expense	91,721	101,438	107,017	127,136

Net interest income	106,415	106,724	109,729	121,766
Provision for loan losses	265,487	221,385	203,847	155,267

Net interest loss after provision for loan losses	(159,072)	(114,661)	(94,118)	(33,501)
Operating expenses	75,833	64,426	68,159	69,085
Other expense	(6,437)	(8,544)	(8,833)	(71,861)

Net loss from continuing operations before income taxes	(241,342)	(187,631)	(171,110)	(174,447)
Income tax expense (benefit)	5,125	97,089	89,441	(55,341)

Net loss from continuing operations	(246,467)	(284,720)	(260,551)	(119,106)
Net income from discontinued operations, net of taxes	12,760	10,484	13,045	13,579
(Loss) gain from sale of discontinued operations, net of taxes	(10,215)	—	937	1,207

Net loss	(243,922)	(274,236)	(246,569)	(104,320)
Net income (loss) attributable to noncontrolling interests	—	10	(22)	(16)

Net loss attributable to CapitalSource Inc.	$(243,922)	$(274,246)	$(246,547)	$(104,304)

Basic income (loss) per share:
From continuing operations	$(0.77)	$(0.90)	$(0.87)	$(0.41)
From discontinued operations	$0.01	$0.03	$0.05	$0.05
Attributable to CapitalSource Inc.	$(0.76)	$(0.87)	$(0.82)	$(0.36)
Diluted income (loss) per share:
From continuing operations	$(0.77)	$(0.90)	$(0.87)	$(0.41)
From discontinued operations	$0.01	$0.03	$0.05	$0.05
Attributable to CapitalSource Inc.	$(0.76)	$(0.87)	$(0.82)	$(0.36)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Reference is made to the Management Report on Internal Controls over Financial Reporting on page 97.

ITEM 9B.	OTHER INFORMATION

On February 24, 2011, the Compensation Committee of the Board of Directors adopted specific performance criteria which the Compensation Committee expects to consider when making cash bonus awards for 2011 to the Co-Chief Executive Officers of the Parent Company. The criteria, in addition to the overall objective of achieving pre-tax net income for CapitalSource Bank of $150.0 million, include achieving new funded originations in 2011 of $1.8 billion, measures of credit losses, progress toward converting CapitalSource Bank’s charter from an ILC to a commercial bank charter, reducing the Parent Company’s level of classified assets, simplification of our operating structure, and reducing operating expenses. Achievement of any one or more of the performance targets will not require the Compensation Committee to award any specific bonus amount, or any bonus at all. While the Compensation Committee believes the targets are achievable, it also believes they present appropriate challenges to the Co-CEOs and, if met, would be reflective of a high level of performance by the executives and by the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A listing of our executive officers and their biographies are included under Item 1, Business, in the section entitled “Executive Officers” on page 25 of this Form 10-K.

The members of our Board of Directors, their principal occupations and the Board committees on which they serve are as follows:

William G. Byrnes(1)
Private Investor

John K. Delaney(4)
Executive Chairman

Frederick W. Eubank, II(2)(4)
Managing Partner, Pamlico Capital Management, LP

Andrew B. Fremder(3)(4)
President, East Bay College Fund

Sara Grootwassink Lewis(1)(3)
Chief Executive Officer, Lewis Corporate Advisors, LLC

C. William Hosler(1)(2)
Private Investor and Consultant to TPG

Timothy M. Hurd(2)
Managing Director, Madison Dearborn Partners, LLC

Steven A. Museles
Co-Chief Executive Officer

James J. Pieczynski
Co-Chief Executive Officer

(1)	Audit Committee
(2)	Compensation Committee
(3)	Nominating and Corporate Governance Committee
(4)	Asset, Liability and Credit Policy Committee

Biographies for our non-management directors and additional information pertaining to directors and executive officers and our corporate governance as well as the remaining information called for by this item are incorporated herein by reference to Election of Directors, Corporate Governance, Board of Directors and Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance and other sections in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held April 27, 2011, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 (the “2011 Proxy Statement”).

Our Co-Chief Executive Officers and Chief Financial Officer have delivered, and we have filed with this Form 10-K, all certifications required by rules of the SEC and relating to, among other things, the Company’s financial statements, internal controls and the public disclosures contained in this Form 10-K. In addition, on May 26, 2010, our Co-Chief Executive Officers certified to the New York Stock Exchange (the “NYSE”) that they were not aware of any violations by the Company of the NYSE’s corporate governance listing standards and, as required by the rules of the NYSE. We expect our Co-Chief Executive Officers to provide a similar certification following the 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to Executive Compensation in the 2011 Proxy Statement with respect to our 2011 Annual Meeting of Stockholders to be held on April 27, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATERS

Information pertaining to security ownership of management and certain beneficial owners of the registrant’s Common Stock is incorporated herein by reference to Voting Securities and Principal Holders Thereof and other sections of the 2011 Proxy Statement with respect to our 2011 Annual Meeting of Stockholders to be held on April 27, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information pertaining to certain relationships and related transactions and director independence is incorporated herein by reference to Corporate Governance and Compensation Committee Interlocks and Insider Participation and other sections of the 2011 Proxy Statement with respect to our 2011 Annual Meeting of Stockholders to be held on April 27, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information pertaining to principal accounting fees and services is incorporated herein by reference to Report of the Audit Committee of the 2011 Proxy Statement with respect to our 2011 Annual Meeting of Stockholders to be held on April 27, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

The audited consolidated financial statements of the registrant as listed in the “Index to Consolidated Financial Statements” included in Item 8, Financial Statements and Supplementary Data, on page 99 of this report, are filed as part of this report.

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

CAPITALSOURCE INC.

Date: February 28, 2011	/s/ STEVEN A. MUSELES Steven A. Museles Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2011	/s/ JAMES J. PIECZYNSKI James J. Pieczynski Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2011	/s/ DONALD F. COLE Donald F. Cole Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2011	/s/ BRYAN D. SMITH Bryan D. Smith Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2011.

/s/ JOHN K. DELANEY John K. Delaney, Executive Chairman of the Board of Directors	/s/ WILLIAM G. BYRNES William G. Byrnes, Director

/s/ FREDERICK W. EUBANK, II Frederick W. Eubank, II, Director	/s/ C. WILLIAM HOSLER C. William Hosler, Director

/s/ ANDREW B. FREMDER Andrew B. Fremder, Director	/s/ TIMOTHY M. HURD Timothy M. Hurd, Director

/s/ SARA GROOTWASSINK LEWIS Sara Grootwassink Lewis, Director

INDEX TO EXHIBITS

Exhibit
No		Description

3.1		Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008)(incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2		Amended and Restated Bylaws (composite version; reflects all amendments through February 16, 2011)(incorporated by reference to exhibit 3.1 to the Form 8-K filed by CapitalSource on February 18, 2011).
4.1		Indenture dated as of July 7, 2004, by and among CapitalSource Inc., as issuer, U.S. Bank National Association, as trustee, and CapitalSource Holdings LLC and CapitalSource Finance LLC, as guarantors, including form of 3.5% Senior Convertible Debenture due 2034 (incorporated by reference to exhibit 4.1 to the Registration Statement on Form S-3 (Reg. No. 333-118738) filed by CapitalSource on September 1, 2004).
4	.1.1	First Supplemental Indenture dated as of October 18, 2004, by and among the CapitalSource Inc., as issuer, CapitalSource Holdings Inc. and CapitalSource Finance LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.1.1 to the Registration Statement on Form S-3 (Reg. No. 333-118738) filed by CapitalSource on October 19, 2004).
4.2		Indenture dated as of April 4, 2007, by and among CapitalSource Inc., as issuer, CapitalSource Finance LLC, as guarantor, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to exhibit 4.4 to the Form 10-K filed by CapitalSource on March 2, 2009).
4.3		Indenture dated as of July 30, 2007, by and between CapitalSource Inc., as issuer, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to exhibit 4.20 to the Form 10-Q filed by CapitalSource on November 9, 2007).
4	.3.1	First Supplemental Indenture dated as of July 30, 2007, by and between CapitalSource Inc., as issuer, CapitalSource Finance LLC, as guarantor, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to exhibit 4.20.1 to the Form 10-Q filed by CapitalSource on November 9, 2007).
4.4		Indenture dated as of July 27, 2009 between CapitalSource Inc., the guarantors of the notes from time to time parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.1 to the Form 8-K filed by CapitalSource on July 30, 2009).
4	.4.1	Supplemental Indenture dated as of December 9, 2010 among CapitalSource Inc., CapitalSource Finance LLC, as guarantor and U.S. Bank National Association, as trustee (incorporated by reference to exhibit 4.1 to the Form 8-K filed by CapitalSource on December 9, 2010).
10.1		Capital Maintenance and Liquidity Agreement dated as of July 25, 2008, among CapitalSource Inc., CapitalSource TRS LLC (formerly CapitalSource TRS Inc.), CapitalSource Finance LLC, CapitalSource Bank and the FDIC (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on July 28, 2008).
10.2		Parent Company Agreement dated as of July 25, 2008, among CapitalSource Inc., CapitalSource TRS LLC (formerly CapitalSource TRS Inc.), CapitalSource Finance LLC, CapitalSource Bank and the FDIC (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on July 28, 2008).
10	.3.1	Office Lease Agreement dated April 27, 2007 by and between Wisconsin Place Office LLC and CapitalSource Finance LLC (incorporated by reference to exhibit 10.4 to the Form 10-K filed by CapitalSource on March 2, 2009).
10	.3.2	Amendment No. 1 to Lease dated August 25, 2008 by and between Wisconsin Place Office LLC and CapitalSource Finance LLC (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on August 10, 2009).
10	.3.3	Amendment No. 2 to Lease dated February 17, 2009 by and between Wisconsin Place Office LC and CapitalSource Finance LLC (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 10, 2009).
10	.3.4	Sublease of Office Lease Agreement dated as of September 1, 2010 by and between CapitalSource Finance LLC and Brown Investment Advisory and Trust Company (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on November 4, 2010).
10.4		Office Lease dated November 5, 2008, by and between Providence 130 State College Brea, LLC and CapitalSource Bank (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on May 11, 2009).

Exhibit
No		Description

10.5		Fourth Amended and Restated Intercreditor and Lockbox Administration Agreement dated as of June 30, 2005, among Bank of America, N.A., as lockbox bank, CapitalSource Finance LLC, as originator, original servicer and lockbox servicer, CapitalSource Funding Inc., as owner, and the financing agents (incorporated by reference to exhibit 10.39 to the Form 10-Q filed by CapitalSource on August 5, 2005).
10.6		Fifth Amended and Restated Three Party Agreement Relating to Lockbox Services and Control dated as of June 30, 2005, among Bank of America, N.A., as the bank, CapitalSource Finance LLC, as originator, original servicer and lockbox servicer, CapitalSource Funding Inc., as the owner, and the financing agents (incorporated by reference to exhibit 10.40 to the Form 10-Q filed by CapitalSource on August 5, 2005).
10.7		Amended Security Agreement dated as of July 27, 2009 by and among CapitalSource Inc. and certain direct and indirect subsidiaries of CapitalSource Inc. that are or become guarantors collectively, the guarantors and the obligors, and Wachovia Bank, National Association, as collateral agent (composite version; reflects all amendments through November 5, 2009)(incorporated by reference to exhibit 10.11 to the Form 10-K filed by CapitalSource on March 1, 2010).
10.8		Amended Pledge Agreement dated as of July 27, 2009 by and among CapitalSource Inc. and certain direct and indirect subsidiaries of CapitalSource Inc. that are or become guarantors collectively, the guarantors and pledgors, Wachovia Bank, National Association, as collateral agent, Wells Fargo Bank, National Association as collateral custodian and CapitalSource Finance LLC, as servicer (composite version; reflects all amendments through November 5, 2009)(incorporated by reference to exhibit 10.12 to the Form 10-K filed by CapitalSource on March 1, 2010).
10.9		Indenture dated as of September 28, 2006, by and among CapitalSource Commercial Loan Trust 2006-2, as the issuer, and Wells Fargo Bank, National Association, as the indenture trustee (incorporated by reference to exhibit 4.16 to the Form 8-K filed by CapitalSource on October 4, 2006).
10.10		Sale and Servicing Agreement dated as of September 28, 2006, by and among CapitalSource Commercial Loan Trust 2006-2, as the issuer, CapitalSource Commercial Loan LLC, 2006-2, as the trust depositor, CapitalSource Finance LLC, as the originator and as the servicer, and Wells Fargo Bank, National Association, as the indenture trustee and as the backup servicer (incorporated by reference to exhibit 10.66 to the Form 8-K filed by CapitalSource on October 4, 2006).
10	.11*	Third Amended and Restated Equity Incentive Plan (composite version; reflects all amendments through April 29, 2010) (incorporated by reference to exhibit 10.1 to the Registration Statement on Form S-8 filed by CapitalSource on May 3, 2010).
10	.12.1*	Form of Non-Qualified Option Agreement (2005) (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on January 31, 2005).
10	.12.2*	Form of Non-Qualified Option Agreement (2007) (incorporated by reference to exhibit 10.81 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10	.12.3*	Form of Non-Qualified Option Agreement (2008) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on August 11, 2008).
10	.12.4*	Form of Non-Qualified Option Agreement (2010) (incorporated by reference to exhibit 10.32.4 to the Form 10-K filed by CapitalSource on March 1, 2010).
10	.12.5*	Form of Non-Qualified Option Agreement (July 2010) (incorporated by reference to exhibit 10.5 to the Form 10-Q filed by CapitalSource on August 3, 2010).
10	.13.1*	Form of Non-Qualified Option Agreement for Directors (2005) (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on January 31, 2005).
10	.13.2*	Form of Non-Qualified Option Agreement for Directors (2007) (incorporated by reference to exhibit 10.78 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10	.13.3*	Form of Non-Qualified Option Agreement for Directors (2008) (incorporated by reference to exhibit 10.18.3 to the Form 10-K filed by CapitalSource on February 29, 2008).
10	.13.4*	Form of Non-Qualified Option Agreement for Directors (2010) (incorporated by reference to exhibit 10.33.4 to the Form 10-K filed by CapitalSource on March 1, 2010).
10	.14.1*	Form of Restricted Stock Agreement (2005) (incorporated by reference to exhibit 10.3 to the Form 8-K filed by CapitalSource on January 31, 2005).
10	.14.2*	Form of Restricted Stock Agreement (2007) (incorporated by reference to exhibit 10.79 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10	.14.3*	Form of Restricted Stock Agreement (2008) (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on August 11, 2008).

Exhibit
No		Description

10	.14.4*	Form of Restricted Stock Agreement (2009) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on May 11, 2009).
10	.14.5*	Form of Restricted Stock Agreement (2010) (incorporated by reference to exhibit 10.34.5 to the Form 10-K filed by CapitalSource on March 1, 2010).
10	.14.6*	Form of Restricted Stock Agreement (April 2010) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed on May 5, 2010).
10	.14.7*	Form of Restricted Stock Agreement (July 2010) (incorporated by reference to exhibit 10.6 to the Form 10-Q filed on August 3, 2010).
10	.15.1*	Form of Restricted Stock Agreement for Directors (2007) (incorporated by reference to exhibit 10.76 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10	.15.2*	Form of Restricted Stock Agreement for Directors (2008) (incorporated by reference to exhibit 10.20.2 to the Form 10-K filed by CapitalSource on February 29, 2008).
10	.15.3*	Form of Restricted Stock Agreement for Directors (2009) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on May 11, 2009).
10	.15.4*	Form of Restricted Stock Agreement for Directors (2010) (incorporated by reference to exhibit 10.36.4 to the Form 10-K filed by CapitalSource on March 1, 2010).
10	.15.5*	Form of Restricted Stock Agreement for Directors (April 2010) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on May 5, 2010).
10	.16.1*	Form of Restricted Unit Agreement (2007) (incorporated by reference to exhibit 10.70 to the Form 8-K filed by CapitalSource on March 13, 2007).
10	.16.2*	Form of Restricted Stock Unit Agreement (2007) (incorporated by reference to exhibit 10.80 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10	.16.3*	Form of Restricted Stock Unit Agreement (2008) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 11, 2008).
10	.16.4*	Form of Restricted Stock Unit Agreement (2010) (incorporated by reference to exhibit 10.9 to the Form 10-Q filed by CapitalSource on May 5, 2010).
10	.16.5*	Form of Restricted Stock Unit Agreement (April 2010) (incorporated by reference to exhibit 10.9 to the Form 10-Q filed by CapitalSource on May 5, 2010).
10	.16.6*	Form of Restricted Stock Unit Agreement (July 2010) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 3, 2010).
10	.17.1*	Form of Restricted Stock Unit Agreement for Directors (2007) (incorporated by reference to exhibit 10.77 to the Form 10-Q filed by CapitalSource on August 8, 2007).
10	.17.2*	Form of Restricted Stock Unit Agreement for Directors (2008) (incorporated by reference to exhibit 10.22.2 to the Form 10-K filed by CapitalSource on February 29, 2008).
10	.17.3*	Form of Restricted Stock Unit Agreement for Directors (2010) (incorporated by reference to exhibit 10.37.3 to the Form 10-K filed by CapitalSource on March 1, 2010).
10	.17.4*	Form of Restricted Stock Unit Agreement for Directors (April 2010) (incorporated by reference to exhibit 10.10 to the Form 10-Q filed by CapitalSource on May 5, 2010).
10	.18*	CapitalSource Inc. Amended and Restated Deferred Compensation Plan effective July 28, 2010 (incorporated by reference to exhibit 10.2 to the Form 10-Q filed by CapitalSource on November 4, 2010).
10	.19*	Summary of Non-employee Director Compensation (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on November 10, 2008).
10	.20*	CapitalSource 2011 CEO Compensation Program.†
10	.21*	CapitalSource Bank Compensation for Non-Employee Directors (incorporated by reference to exhibit 10.40 to the Form 10-K filed by CapitalSource on March 1, 2010).
10	.22*	Form of Indemnification Agreement between CapitalSource Inc. and each of its non-employee directors (incorporated by reference to exhibit 10.4 to the Form 10-Q filed by CapitalSource on November 7, 2003).
10	.23*	Form of Indemnification Agreement between CapitalSource Inc. and each of its employee directors (incorporated by reference to exhibit 10.5 to the Form 10-Q filed by CapitalSource on November 7, 2003).
10	.24*	Form of Indemnification Agreement between CapitalSource Inc. and each of its executive officers (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on November 7, 2003).

Exhibit
No		Description

10	.25*	Amended and Restated Employment Agreement dated December 16, 2009 between CapitalSource Inc. and John K. Delaney (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on December 18, 2009).
10	.26*	Form of Restricted Stock Unit Agreement for John K. Delaney, as amended July 16, 2010 (incorporated by reference to exhibit 10.10 to the Form 10-Q filed by CapitalSource on August 3, 2010).
10	.27*	Amendment dated July 16, 2010 to the Amended and Restated Employment Agreement dated December 16, 2009 between CapitalSource Inc. and John K. Delaney (incorporated by reference to exhibit 10.9 to the Form 10-Q filed by CapitalSource on August 3, 2010).
10	.28*	Amended and Restated Employment Agreement dated December 16, 2009 between CapitalSource Inc. and Steven A. Museles (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on December 18, 2009).
10	.29*	Amended and Restated Employment Agreement dated December 16, 2009 between CapitalSource Inc. and James J. Pieczynski (incorporated by reference to exhibit 10.3 to the Form 8-K filed by CapitalSource on December 18, 2009).
10	.30*	Amended and Restated Employment Agreement dated as of July 29, 2010 between CapitalSource Bank and Douglas Hayes Lowrey (incorporated by reference to exhibit 10.11 to the Form 10-Q filed by CapitalSource on August 3, 2010).
10	.31*	Employment Agreement dated July 29, 2010 by and between CapitalSource Inc. and Donald F. Cole. (incorporated by reference to exhibit 10.12 to the Form 10-Q filed by CapitalSource on August 3, 2010).
10	.32*	Letter Agreement dated February 16, 2011 by and between CapitalSource Finance LLC and Bryan D. Smith.†
10	.33*	CapitalSource Bank Change in Control Agreement dated January 21, 2009 by and between CapitalSource Bank and John A. Bogler.†
12.1		Ratio of Earnings to Fixed Charges.†
21.1		List of Subsidiaries.†
23.1		Consent of Ernst & Young LLP.†
31	.1.1	Rule 13a — 14(a) Certification of Co-Chief Executive Officer.†
31	.1.2	Rule 13a — 14(a) Certification of Co-Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 Certifications.†
99.1		Federal Deposit Insurance Corporation in Re: CapitalSource Bank (In Organization) Pasadena, California, Applications for Federal Deposit Insurance and Consent to Purchase Certain Assets and Assume Certain Liabilities and Establish 22 Branches — Order Granting Deposit Insurance, Approving a Merger, and Consenting to the Establishment of Branches dated June 17, 2008 (incorporated by reference to exhibit 99.1 to the Form 8-K filed by CapitalSource on June 18, 2008)
101	.INS	XBRL Instance Document†
101	.SCH	XBRL Taxonomy Extension Schema Document†
101	.CAL	XBRL Taxonomy Calculation Linkbase Document†
101	.LAB	XBRL Taxonomy Label Linkbase Document†
101	.PRE	XBRL Taxonomy Presentation Linkbase Document†
101	.DEF	XBRL Taxonomy Definition Document†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt that does not exceed 10% of the total consolidated assets of the registrant.