Form 10-Q
period 2011-03-31
CAPITALSOURCE INC
filed 2011-05-03
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission File No. 1-31753

CapitalSource Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	35-2206895 (I.R.S. Employer Identification No.)

5404 Wisconsin Avenue, 2nd Floor
Chevy Chase, MD 20815
(Address of Principal Executive Offices, Including Zip Code)

(301) 841-2700
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

As of April 29, 2011, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 323,195,591.

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2011 and 2010	4
	Consolidated Statement of Shareholders’ Equity (unaudited) for the three months ended March 31, 2011	5
	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010	6
	Notes to the Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	82
Item 4.	Controls and Procedures	82

PART II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 5.	Other Information	83
Item 6.	Exhibits	83
Signatures		84
Index to Exhibits		85
Exhibit 10.1
Exhibit 12.1
Exhibit 31.1.1
Exhibit 31.1.2
Exhibit 31.2
Exhibit 32
Exhibit 99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CapitalSource Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$1,151,495	$820,450
Restricted cash (including $24.2 million and $46.5 million, respectively, of cash that can only be used to settle obligations of consolidated VIEs)	76,577	128,586
Investment securities:
Available-for-sale, at fair value	1,370,353	1,522,911
Held-to-maturity, at amortized cost	179,077	184,473

Total investment securities	1,549,430	1,707,384
Loans:
Loans held for sale	17,997	205,334
Loans held for investment	6,067,726	6,152,876
Less deferred loan fees and discounts	(93,513)	(106,438)
Less allowance for loan losses	(283,274)	(329,122)

Loans held for investment, net (including $856.7 million and $889.7 million, respectively, of loans that can only be used to settle obligations of consolidated VIEs)	5,690,939	5,717,316

Total loans	5,708,936	5,922,650
Interest receivable	57,922	57,393
Other investments	67,906	71,889
Goodwill	173,135	173,135
Other assets	487,937	563,920

Total assets	$9,273,338	$9,445,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,708,349	$4,621,273
Credit facilities	—	67,508
Term debt (including $577.3 million and $693.5 million, respectively, in obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.)	863,799	979,254
Other borrowings	1,368,462	1,375,884
Other liabilities	261,292	347,546

Total liabilities	7,201,902	7,391,465
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 323,345,312 and 323,225,355 shares issued and outstanding, respectively)	3,233	3,232
Additional paid-in capital	3,914,500	3,911,341
Accumulated deficit	(1,870,663)	(1,870,572)
Accumulated other comprehensive income, net	24,366	9,941

Total shareholders’ equity	2,071,436	2,053,942

Total liabilities and shareholders’ equity	$9,273,338	$9,445,407

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	($ in thousands, except per share data)

Net interest income:
Interest income:
Loans	$123,500	$156,250
Investment securities	18,352	14,591
Other	300	573

Total interest income	142,152	171,414
Interest expense:
Deposits	13,383	16,358
Borrowings	33,369	48,643

Total interest expense	46,752	65,001

Net interest income	95,400	106,413
Provision for loan losses	44,809	218,940

Net interest income (loss) after provision for loan losses	50,591	(112,527)
Operating expenses:
Compensation and benefits	30,379	34,183
Professional fees	7,188	10,370
Other administrative expenses	16,694	18,652

Total operating expenses	54,261	63,205
Other income (expense):
Gain on investments, net	23,515	6,079
Loss on derivatives	(1,878)	(4,337)
Net expense of real estate owned and other foreclosed assets	(10,173)	(40,492)
Other income, net	6,527	16,475

Total other income (expense)	17,991	(22,275)

Net income (loss) from continuing operations before income taxes	14,321	(198,007)
Income tax expense	11,162	21,006

Net income (loss) from continuing operations	3,159	(219,013)
Net income from discontinued operations, net of taxes	—	7,323

Net income (loss)	$3,159	$(211,690)

Basic income (loss) per share:
From continuing operations	$0.01	$(0.68)
From discontinued operations	$—	$0.02
Net income (loss) per share	$0.01	$(0.66)
Diluted income (loss) per share:
From continuing operations	$0.01	$(0.68)
From discontinued operations	$—	$0.02
Net income (loss) per share	$0.01	$(0.66)
Average shares outstanding:
Basic	320,196,690	320,294,724
Diluted	326,963,738	320,294,724
Dividends declared per share	$0.01	$0.01

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income, net	Equity
	(Unaudited)
	($ in thousands)

Total shareholders’ equity as of December 31, 2010	$3,232	$3,911,341	$(1,870,572)	$9,941	$2,053,942
Net income	—	—	3,159	—	3,159
Other comprehensive income:
Unrealized gain, net of tax	—	—	—	14,425	14,425

Total comprehensive income	—	—	—	—	17,584
Dividends paid	—	28	(3,250)	—	(3,222)
Stock option expense	—	1,372	—	—	1,372
Exercise of options	1	353	—	—	354
Restricted stock activity	—	1,406	—	—	1,406

Total shareholders’ equity as of March 31, 2011	$3,233	$3,914,500	$(1,870,663)	$24,366	$2,071,436

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	($ in thousands)

Operating activities:
Net income (loss)	$3,159	$(211,690)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock option expense	1,372	1,349
Restricted stock expense	1,563	4,050
Gain on extinguishment of debt	—	(698)
Amortization of deferred loan fees and discounts	(19,744)	(18,685)
Paid-in-kind interest on loans	23,736	(945)
Provision for loan losses	44,809	218,940
Amortization of deferred financing fees and discounts	7,818	12,633
Depreciation and amortization	(1,774)	1,725
Provision for deferred income taxes	31,483	33,515
Non-cash (gain) loss on investments, net	(26,660)	212
Non-cash loss on foreclosed assets and other property and equipment disposals	9,546	35,741
Unrealized loss (gain) on derivatives and foreign currencies, net	2,384	(5,173)
Accretion of discount on commercial real estate “A” participation interest	—	(5,853)
Increase in interest receivable	(529)	(42,647)
Decrease (increase) in loans held for sale, net	204,050	(67)
Decrease (increase) in other assets	24,303	(4,258)
Decrease in other liabilities	(84,328)	(65,803)

Cash provided by (used in) operating activities	221,188	(47,654)
Investing activities:
Decrease in restricted cash	52,009	36,109
Decrease in commercial real estate “A” participation interest, net	—	208,421
(Increase) decrease in loans, net	(33,729)	178,515
Reduction (acquisition) of marketable securities, available for sale, net	180,038	(580,027)
Reduction of marketable securities, held to maturity, net	10,253	27,591
Reduction of other investments, net	14,641	2,942
Acquisition of property and equipment, net	(493)	(467)

Cash provided by (used in) investing activities	222,719	(126,916)
Financing activities:
Payment of deferred financing fees	—	(2,215)
Deposits accepted, net of repayments	87,076	99,067
Repayments on credit facilities, net	(68,792)	(124,650)
Borrowings of term debt	—	14,395
Repayments and extinguishment of term debt	(116,257)	(290,507)
(Repayments of) borrowings under other borrowings	(12,021)	5,137
Proceeds from exercise of options	354	—
Payment of dividends	(3,222)	(3,228)

Cash used in financing activities	(112,862)	(302,001)

Increase (decrease) in cash and cash equivalents	331,045	(476,571)
Cash and cash equivalents as of beginning of period	820,450	1,177,020

Cash and cash equivalents as of end of period	$1,151,495	$700,449

Supplemental information:
Noncash transactions from investing and financing activities:
Assets acquired through foreclosure	$2,070	$51,887

See accompanying notes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

References to we, us, the Company or CapitalSource refer to CapitalSource Inc., a Delaware corporation, together with its subsidiaries. References to CapitalSource Bank include its subsidiaries, and references to Parent Company refer to CapitalSource Inc. and its subsidiaries other than CapitalSource Bank. We are a commercial lender that, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California.

For the three months ended March 31, 2011, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the three months ended March 31, 2010, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment during 2010, and consequently, we have presented the financial condition and results of operations within our Healthcare Net Lease segment as discontinued operations for all periods presented. We have reclassified all comparative period results to reflect our two current reportable segments. For additional information, see Note 19, Segment Data.

Note 2.	Summary of Significant Accounting Policies

Interim Consolidated Financial Statements Basis of Presentation

Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 28, 2011 (“Form 10-K”).

The accompanying financial statements reflect our consolidated accounts and those of other entities in which we have a controlling financial interest including our majority-owned subsidiaries and variable interest entities (“VIEs”) where we determined that we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in prior period consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of fee income to interest income or other income, net and the reclassification of letter of credit fee expense from interest expense to other income, net in our audited consolidated statements of operations. Accordingly, the reclassifications have been appropriately reflected throughout our consolidated financial statements.

Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements as of December 31, 2010, included in our Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended its guidance on fair value measurements and disclosure, which was intended to improve transparency in financial reporting by requiring enhanced disclosures related to fair value measurements. These new disclosures provided for disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy, of fair value measurements for each class of assets and liabilities presented, of separate information for acquisitions, sales, issuances, and settlements in the rollforward of activity of Level 3 fair value measurements, and of valuation techniques used in recurring and nonrecurring fair value measurements for both Level 2 and Level 3 measurements. We adopted this guidance on January 1, 2010, except for the guidance related to acquisitions, sales, issuances, and settlements in the rollforward of activity of Level 3 fair value measurements, which is effective for annual reporting periods ending after December 15, 2010, and for interim periods within those annual reporting periods. We adopted the guidance related to the rollforward of activity of Level 3 fair value measurements on January 1, 2011, and it did not have a material impact on our audited consolidated financial statements.

In July 2010, the FASB amended its guidance on financing receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment and class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance was effective for interim and annual periods ending on or after December 15, 2010 for disclosures as of the end of a period and for interim and annual periods beginning after December 15, 2010 for disclosures related to activity during a period. We adopted the guidance for disclosures as of the end of a period on October 1, 2010 and for disclosures related to activity during a period on January 1, 2011. For further information, see Note 5, Loans and Credit Quality.

In April 2011, the FASB amended its guidance on loans to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. This guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. We plan to adopt this guidance as of July 1, 2011. We have not completed our assessment of the impact of this amended guidance.

Note 3.	Discontinued Operations

In 2010, we completed the sale of our remaining long-term healthcare facilities to Omega Healthcare Investors, Inc., and as a result, we exited the skilled nursing home ownership business. Consequently, we have presented the results of operations for this business as discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed statements of operations for the three months ended March 31, 2011 and 2010 for our discontinued operations were as follows:

	Three Months Ended
	March 31,
	2011	2010
	($ in thousands)

Revenue:
Operating lease income	$—	$15,266
Expenses:
Interest	—	4,513
Depreciation	—	2,540
General and administrative	—	823
Other expense	—	67

Total expenses	—	7,943

Net income from discontinued operations	$—	$7,323

Note 4.	Cash and Cash Equivalents and Restricted Cash

As of March 31, 2011 and December 31, 2010, our cash and cash equivalents and restricted cash balances were as follows:

	March 31, 2011		December 31, 2010
	Unrestricted	Restricted	Unrestricted	Restricted
	($ in thousands)

Cash and cash equivalents and restricted cash:
Cash and due from banks(1)	$397,362	$51,605	$576,276	$58,814
Interest-bearing deposits in other banks(2)	176,483	361	70,383	10,213
Other short-term investments(3)	577,650	24,611	173,791	59,559

Total cash and cash equivalents and restricted cash	$1,151,495	$76,577	$820,450	$128,586

(1)	Represents principal and interest collections, including those related to loans held by securitization trusts or pledged to financing sources.

(2)	Represents principal and interest collections on loan assets pledged to financing sources. Included in these balances for CapitalSource Bank were $120.6 million and $63.6 million in deposits at the Federal Reserve Bank (“FRB”) as of March 31, 2011 and December 31, 2010, respectively.

(3)	Represents principal and interest collections, including those related to loans held by securitization trusts or pledged to financing sources and also includes short-term investments held by CapitalSource Bank. Cash is invested in short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P) P1 (Moody’s) or F1 (Fitch) and in a short-term money market fund which has a rating of AAAm (S&P) and Aaa (Moody’s).

Note 5.	Loans and Credit Quality

As of March 31, 2011 and December 31, 2010, our outstanding loan balance was $6.1 billion and $6.4 billion, respectively. Included in these amounts were loans held for sale and loans held for investment. As of March 31, 2011 and December 31, 2010, interest and fee receivables totaled $53.6 million and $52.7 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the three months ended March 31, 2011 and 2010, we transferred impaired loans with a carrying value of $30.3 million and $29.0 million, respectively, from held for investment to held for sale. These transfers were based on our decision to sell these loans as part of overall portfolio management and workout strategies. We did not incur any losses due to valuation adjustments at the time of transfer for the three months ended March 31, 2011 and 2010, respectively. We reclassified $28.6 million and $10.5 million of loans from held for sale to held for investment during the three months ended March 31, 2011 and 2010, respectively, based upon our intent to retain these loans for investment.

During the three months ended March 31, 2011 and 2010, we recognized net pre-tax gains of $1.3 million and $0.1 million, respectively, on the sale of loans.

As of March 31, 2011 and December 31, 2010, loans held for sale with an outstanding balance of $11.5 million and $14.7 million, respectively, were classified as non-accrual loans. We did not record any fair value write-downs on non-accrual loans held for sale during the three months ended March 31, 2011 and 2010, respectively.

Loans Held for Investment

Loans held for investment are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. We maintain an allowance for loan and lease losses for loans held for investment, which is calculated based on management’s estimate of incurred loan losses inherent in our loan portfolio as of the balance sheet date. This methodology is used consistently to develop our allowance for loan losses for all loans in our loan portfolio, and, as such, we maintain a single portfolio segment. The loans in our portfolio are grouped into seven loan classes, based on the level that we use to assess and monitor the risk and performance of the portfolio, including the nature of the borrower, collateral and lending arrangement.

As of March 31, 2011 and December 31, 2010, CapitalSource Bank pledged loans held for investment with an unpaid principal balance of $170.8 million and $166.1 million, respectively, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) as collateral for its financing facility.

Non-performing loans are loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments and other loans identified as troubled debt restructurings (“TDRs”) as defined by GAAP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2011, we purchased loans held for investment with an unpaid principal balance of $315.3 million. As of March 31, 2011 and December 31, 2010, the carrying value of each class of loans held for investment, separated by performing and non-performing categories, was as follows:

	March 31, 2011			December 31, 2010
Class	Performing	Non-Performing	Total	Performing	Non-Performing	Total
	($ in thousands)

Asset-based	$1,446,200	$111,769	$1,557,969	$1,352,039	$194,625	$1,546,664
Cash flow	1,376,622	266,963	1,643,585	1,558,783	264,786	1,823,569
Healthcare asset-based	240,025	2,345	242,370	269,339	2,925	272,264
Healthcare real estate	768,644	32,249	800,893	841,774	28,866	870,640
Multi-family	582,928	10,693	593,621	328,300	11,010	339,310
Real estate	650,646	356,382	1,007,028	725,972	356,087	1,082,059
Small business	118,236	10,511	128,747	101,761	10,171	111,932

Total(1)	$5,183,301	$790,912	$5,974,213	$5,177,968	$868,470	$6,046,438

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

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

Credit risk management for the loan portfolio begins with an assessment of the credit risk profile of a client based on an analysis of the client’s payment performance, cash flow and financial position. As part of the overall credit risk assessment of a client, each commercial credit exposure is assigned an internal risk rating that is subject to approval based on defined credit approval standards. While rating criteria vary by product, each loan rating focuses on the same two factors: financial performance and collateral. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s financial condition, cash flow or financial position. We use risk rating aggregations to measure and evaluate concentrations within the loan portfolio. In making decisions regarding credit, we consider risk rating, collateral and industry concentration limits.

We believe that the likelihood of not being paid according to the contractual terms of a loan is, in large part, dependent upon the assessed level of risk associated with the loan. The internal rating that is assigned to a loan provides a view as to the relative risk of each loan. We employ an internal risk rating scale to establish a view of the credit quality of each loan. This scale is based on the credit classifications of assets as prescribed by government regulations and industry standards and is separated into the following groups:

•	Pass — Loans with standard, acceptable levels of credit risk;

•	Special mention — Loans that have potential weaknesses that deserve close attention, and which, if left uncorrected, may result in a loss or deterioration of our credit position;

•	Substandard — Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected; and

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Doubtful — Loans that have all the weaknesses inherent in one classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

As of March 31, 2011 and December 31, 2010, the carrying value of each class of loans held for investment, by internal risk rating, was as follows:

	Internal Risk Rating
Class	Pass	Special Mention	Substandard	Doubtful	Total
	($ in thousands)

As of March 31, 2011:
Asset-based	$1,187,296	$151,677	$146,129	$72,867	$1,557,969
Cash flow	950,691	190,193	378,663	124,038	1,643,585
Healthcare asset-based	193,683	31,085	15,257	2,345	242,370
Healthcare real estate	702,875	43,949	38,821	15,248	800,893
Multi-family	549,146	33,782	8,735	1,958	593,621
Real estate	367,595	111,892	453,607	73,934	1,007,028
Small business	113,146	6,248	5,227	4,126	128,747

Total(1)	$4,064,432	$568,826	$1,046,439	$294,516	$5,974,213

As of December 31, 2010:
Asset-based	$1,207,990	$39,612	$169,986	$129,076	$1,546,664
Cash flow	1,110,779	216,399	350,287	146,104	1,823,569
Healthcare asset-based	245,486	9,243	15,509	2,026	272,264
Healthcare real estate	773,955	37,730	47,090	11,865	870,640
Multi-family	330,017	—	8,919	374	339,310
Real estate	396,044	98,401	470,034	117,580	1,082,059
Small business	97,444	6,278	5,514	2,696	111,932

Total(1)	$4,161,715	$407,663	$1,067,339	$409,721	$6,046,438

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

Non-Accrual and Past Due Loans

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2011 and December 31, 2010, the carrying value of non-accrual loans was as follows:

	March 31, 2011	December 31, 2010
	($ in thousands)

Asset-based	$71,870	$142,847
Cash flow	180,276	183,606
Healthcare asset-based	2,345	2,925
Healthcare real estate	32,249	28,866
Multi-family	10,693	11,010
Real estate	205,044	265,615
Small business	5,086	4,980

Total(1)	$507,563	$639,849

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

As of March 31, 2011 and December 31, 2010, the delinquency status of loans in our loan portfolio was as follows:

						Greater than 90
	30-89 Days	Greater than 90				Days Past Due and
	Past Due	Days Past Due	Total Past Due	Current	Total Loans	Accruing
	($ in thousands)

As of March 31, 2011:
Asset-based	$38,000	$22,792	$60,792	$1,488,017	$1,548,809	$2,264
Cash flow	3,587	64,587	68,174	1,575,411	1,643,585	—
Healthcare asset-based	—	—	—	242,370	242,370	—
Healthcare real estate	—	21,681	21,681	772,317	793,998	—
Multi-family	564	9,096	9,660	583,961	593,621	—
Real estate	10	132,783	132,793	869,400	1,002,193	44,596
Small business	3,683	4,113	7,796	115,527	123,323	—

Total(1)	$45,844	$255,052	$300,896	$5,647,003	$5,947,899	$46,860

As of December 31, 2010:
Asset-based	$8,074	$27,130	$35,204	$1,500,537	$1,535,741	$3,244
Cash flow	10,573	60,644	71,217	1,752,352	1,823,569	—
Healthcare asset-based	—	—	—	272,264	272,264	—
Healthcare real estate	—	25,887	25,887	840,527	866,414	—
Multi-family	2,324	9,293	11,617	327,692	339,309	—
Real estate	54	148,197	148,251	924,590	1,072,841	45,783
Small business	4,317	4,981	9,298	97,444	106,742	—

Total(1)	$25,342	$276,132	$301,474	$5,715,406	$6,016,880	$49,027

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We continue to recognize interest income on loans that have been identified as impaired, but that have not been placed on non-accrual status. If the loan is placed on non-accrual status, accrued and unpaid interest is reversed and the recognition of interest and fee income on that loan will stop until factors indicating doubtful collection no longer exist, and the loan has been brought current.

As of and for the three months ended March 31, 2011, information pertaining to our impaired loans was as follows:

	Carrying	Legal Principal	Related	Average	Interest Income
	Value(1)	Balance(2)	Allowance	Balance	Recognized
	($ in thousands)

With no related allowance recorded:
Asset-based	$68,180	$119,958	$—	$79,808	$770
Cash flow	129,366	192,915	—	131,014	1,220
Healthcare asset-based	1,945	2,004	—	819	—
Healthcare real estate	19,460	21,597	—	19,026	—
Multi-family	9,096	13,396	—	10,498	—
Real estate	260,634	361,886	—	308,633	1,676
Small business	10,387	17,889	—	10,338	—

Total(1)	499,068	729,645	—	560,136	3,666
With allowance recorded:
Asset-based	43,589	54,043	(5,906)	77,586	—
Cash flow	137,597	208,356	(40,875)	148,574	832
Healthcare asset-based	400	11,260	(964)	1,790	—
Healthcare real estate	12,789	14,430	(2,688)	10,663	—
Multi-family	1,597	2,288	(147)	399	—
Real estate	34,004	46,274	(10,549)	57,319	—
Small business	124	132	(58)	141	—

Total(1)	230,100	336,783	(61,187)	296,472	832

Total impaired loans	$729,168	$1,066,428	$(61,187)	$856,608	$4,498

(1)	Carrying value of impaired loans before applying specific reserves. Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

(2)	Represents the contractual amounts owed to us by borrowers.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for the year ended December 31, 2010, information pertaining to our impaired loans was as follows:

	Carrying	Legal Principal	Related	Average	Interest Income
	Value(1)	Balance(2)	Allowance	Balance	Recognized
	($ in thousands)

With no related allowance recorded:
Asset-based	$96,514	$180,659	$—	$147,560	$5,158
Cash flow	128,658	205,454	—	181,308	6,487
Healthcare asset-based	463	825	—	1,575	132
Healthcare real estate	18,881	19,892	—	20,119	11
Multi-family	11,010	15,402	—	2,655	35
Real estate	323,292	407,423	—	190,510	5,770
Small business	9,861	17,708	—	4,317	—

Total(1)	588,679	847,363	—	548,044	17,593
With allowance recorded:
Asset-based	98,762	112,732	(21,684)	60,580	23
Cash flow	142,171	191,172	(33,069)	109,825	1,901
Healthcare asset-based	2,462	11,614	(675)	4,908	—
Healthcare real estate	9,984	11,278	(2,323)	9,101	179
Multi-family	—	—	—	13,425	—
Real estate	69,128	92,833	(21,076)	407,720	1,624
Small business	310	359	(141)	1,096	—

Total(1)	322,817	419,988	(78,968)	606,655	3,727

Total impaired loans	$911,496	$1,267,351	$(78,968)	$1,154,699	$21,320

(1)	Carrying value of impaired loans before applying specific reserves. Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

(2)	Represents the contractual amounts owed to us by borrowers.

As of March 31, 2011 and December 31, 2010, the carrying value of impaired loans with no related allowance recorded was $499.1 million and $588.7 million, respectively. Of these amounts, $236.0 million and $222.4 million, respectively, related to loans that were charged off to their carrying values. These charge offs were primarily the result of collateral dependent loans for which ultimate collection depends solely on the sale of the collateral. The remaining $263.1 million and $366.3 million related to loans that had no recorded charge offs or specific reserves as of March 31, 2011 and December 31, 2010, respectively, based on our estimates that we ultimately will collect all interest and principal amounts due.

The average balances of impaired loans during the three months ended March 31, 2011 and 2010 were $856.6 million and $1.1 billion, respectively. The total amounts of interest income that were recognized on impaired loans during the three months ended March 31, 2011 and 2010 were $4.5 million and $5.1 million, respectively. The amounts of cash basis interest income that were recognized on impaired loans during the three months ended March 31, 2011 and 2010 were $0.1 million in both periods. If our non-accrual loans had performed in accordance with their original terms, interest income would have been increased by $33.0 million and $39.5 million for the three months ended March 31, 2011 and 2010, respectively.

Allowance for Loan Losses

Our allowance for loan losses represents management’s estimate of incurred loan losses inherent in our loan and lease portfolio as of the balance sheet date. The estimation of the allowance for loan losses is based on a variety

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

If the recorded investment in an impaired loan exceeds the present value of payments expected to be received, the fair value of the collateral or the loan’s observable market price, a specific allowance is established as a component of the allowance for loan losses.

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

Activity in the allowance for loan losses related to our loans held for investment for the three months ended March 31, 2011 and 2010, respectively, was as follows:

	Three Months Ended
	March 31,
	2011	2010
	($ in thousands)

Balance as of beginning of period	$329,122	$586,696
Charge offs	(96,462)	(111,262)
Recoveries	13,413	6

Net charge offs	(83,049)	(111,256)
Charge offs upon transfer to held for sale	(7,608)	(8,187)
Provision for loan losses	44,809	218,940

Balance as of end of period	$283,274	$686,193

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2011 and December 31, 2010, the balances of the allowance for loan losses and the carrying value of loans held for investment disaggregated by impairment methodology were as follows:

	March 31, 2011		December 31, 2010
		Allowance for		Allowance for
	Loans	Loan Losses	Loans	Loan Losses
	($ in thousands)

Individually evaluated for impairment	$721,204	$61,187	$904,466	$78,019
Collectively evaluated for impairment	5,320,203	222,087	5,217,393	249,912
Acquired loans with deteriorated credit quality	26,319	—	31,017	1,191

Total	$6,067,726	$283,274	$6,152,876	$329,122

Troubled Debt Restructurings

During the three months ended March 31, 2011 and 2010, loans with an aggregate carrying value, which includes principal, deferred fees and accrued interest, of $154.8 million and $200.8 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring. A loan that has been involved in a TDR might no longer be assessed as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. As of March 31, 2011, one loan with an aggregate carrying value of $23.5 million that had been previously restructured in a TDR was not classified as impaired, as it performed in accordance with the restructured terms for twelve consecutive months. As of December 31, 2010, all of our loans restructured in TDRs were classified as impaired loans.

The aggregate carrying values of loans that had been restructured in TDRs as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Non-accrual	$309,699	$400,851
Accruing	218,767	154,262

Total	$528,466	$555,113

We recorded charge offs related to these restructured loans of $70.7 million and $28.2 million for the three months ended March 31, 2011 and 2010, respectively. The specific reserves related to these loans were $50.2 million and $35.5 million as of March 31, 2011 and December 31, 2010, respectively.

For a loan that accrues interest immediately after that loan is restructured in a TDR, we generally do not charge off a portion of the loan as part of the restructuring. If a portion of a loan has been charged off, we will not accrue interest on the remaining portion of the loan if the charged off portion is still contractually due from the borrower. However, if the charged off portion of the loan is legally forgiven through concessions to the borrower, then the restructured loan may be placed on accrual status if the remaining contractual amounts due on the loan are reasonably assured of collection. In addition, for certain TDRs, especially those involving a commercial real estate loan, we may split the loan into an A note and a B note, placing the performing A note on accrual and charging off the B note. For an amortizing loan with monthly payments, the borrower is required to demonstrate sustained payment performance for a minimum of six months to return a non-accrual restructured loan to accrual status.

Our evaluation of whether collection of interest and principal is reasonably assured is based on the facts and circumstances of each individual borrower and our assessment of the borrower’s ability and intent to repay in accordance with the revised loan terms. We generally consider such factors as historical operating performance and payment history of the borrower, indications of support by sponsors and other interest holders, the terms of the

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modified loan, the value of any collateral securing the loan and projections of future performance of the borrower as part of this evaluation.

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

As of March 31, 2011 and December 31, 2010, we had $70.1 million and $92.3 million, respectively, of REO classified as held for sale, which was recorded in other assets in our consolidated balance sheets. Activity related to REO held for sale for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
	($ in thousands)

Balance as of beginning of period	$92,265	$101,401
Transfers from loans held for investment and other assets	4,749	54,566
Fair value adjustments	(2,044)	(16,048)
Transfers from REO held for use	—	2,850
Real estate sold	(24,920)	(6,492)

Balance as of end of period	$70,050	$136,277

During the three months ended March 31, 2011 and 2010, we recognized a gain of $0.3 million and a loss of $0.3 million, respectively, on the sales of REO held for sale as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations.

As of both March 31, 2011 and December 31, 2010, we had $1.4 million of REO classified as held for use, which was recorded in other assets in our consolidated balance sheets. We did not recognize any impairment losses during the three months ended March 31, 2011. During the three months ended March 31, 2010, we recognized impairment losses of $4.6 million on REO held for use as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations.

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of loans, we record the acquired loans at the estimated fair value less costs to sell at the time of foreclosure. At the time of foreclosure, we record charge offs when the carrying amount of the original loan exceeds the estimated fair value of the acquired loans. As of March 31, 2011 and December 31, 2010, we had $25.3 million and $55.8 million, respectively, of loans acquired through foreclosure, net of valuation allowances of $0.8 million and $3.2 million, respectively, which were recorded in other assets in our consolidated balance sheets. We recorded a provision for losses of $7.8 million and $15.2 million, respectively, related to loans acquired through foreclosure as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations for the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2011, we recognized a gain of $1.7 million on the sales of loans acquired through foreclosure as a component of net expense of real estate owned and other

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreclosed assets in our consolidated statements of operations. There were no such sales during the three months ended March 31, 2010.

Note 6.	Investments

Investment Securities, Available-for-Sale

As of March 31, 2011 and December 31, 2010, our investment securities, available-for-sale were as follows:

	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	($ in thousands)

Agency callable notes	$164,223	$268	$(2,168)	$162,323	$164,219	$418	$(1,749)	$162,888
Agency debt	76,843	1,060	—	77,903	102,263	1,167	—	103,430
Agency discount notes	—	—	—	—	164,917	57	—	164,974
Agency MBS	944,968	13,067	(3,497)	954,538	860,441	15,035	(5,321)	870,155
Asset-backed securities	21,398	1,208	—	22,606	—	—	—	—
Collateralized loan obligation	9,595	8,336	—	17,931	12,249	—	—	12,249
Corporate debt	5,013	95	(15)	5,093	5,013	122	—	5,135
Equity securities	202	214	—	416	202	61	—	263
Municipal bond	3,235	—	—	3,235	—	—	—	—
Non-agency MBS	97,062	889	(964)	96,987	112,917	1,640	(873)	113,684
U.S. Treasury and agency securities	29,795	1	(475)	29,321	90,587	24	(478)	90,133

Total	$1,352,334	$25,138	$(7,119)	$1,370,353	$1,512,808	$18,524	$(8,421)	$1,522,911

Included in investment securities, available-for-sale, were callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), asset-backed securities, investments in a collateralized loan obligation, corporate debt, equity securities, a municipal bond, commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”), and U.S. Treasury and agency securities.

The amortized cost and fair value of investment securities, available-for-sale that CapitalSource Bank pledged as collateral as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

FHLB	$810,977	$821,684	$877,766	$889,888
FRB	29,661	28,923	35,056	34,256
Non-government Correspondent Bank(1)	39,991	39,992	37,979	37,989
Government Agency(2)	29,044	29,511	29,069	29,305

	$909,673	$920,110	$979,870	$991,438

(1)	Represents the amounts CapitalSource Bank pledged as collateral for letters of credit and foreign exchange contracts.

(2)	Represents the amounts CapitalSource Bank pledged as collateral to secure funds deposited by a local government agency.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and are included in gain on investments, net in our consolidated statements of operations. During the three months ended March 31, 2011 and 2010, we sold investment securities, available-for-sale for $70.2 million and $20.0 million, respectively, recognizing net pre-tax gains of $14.5 million and $0.7 million, respectively.

During the three months ended March 31, 2011 and 2010, we recognized $4.8 million and $0.8 million, respectively, of net unrealized after-tax gains, related to our available-for-sale investment securities, as a component of accumulated other comprehensive income, net in our consolidated balance sheets.

During the three months ended March 31, 2011, we recorded other-than-temporary impairments (“OTTI”) of $1.5 million, included as a component of gain on investments, net, in our consolidated statements of operations, related to a decline in the fair value of our municipal bond. We recorded no such OTTI during the three months ended March 31, 2010. Additionally, during the three months ended March 31, 2010, we recorded OTTI of $0.3 million on equity securities, included as a component of gain on investments, net in our consolidated statements of operations. We recorded no such OTTI during the three months ended March 31, 2011.

Investment Securities, Held-to-Maturity

As of March 31, 2011 and December 31, 2010, the amortized cost of investment securities, held-to-maturity was $179.1 million and $184.5 million, respectively, and consisted of commercial mortgage-backed securities rated AAA held by CapitalSource Bank. The amortized costs and estimated fair values of the investment securities, held-to-maturity, that CapitalSource Bank pledged as collateral as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
Source:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

FHLB	$15,381	$16,430	$21,260	$22,431
FRB	146,359	152,987	143,927	153,756

	$161,740	$169,417	$165,187	$176,187

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Losses on Investment Securities

As of March 31, 2011 and December 31, 2010, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	($ in thousands)

As of March 31, 2011
Investment securities, available-for-sale:
Agency callable notes	$(2,168)	$132,054	$—	$—	$(2,168)	$132,054
Agency MBS	(3,497)	365,637	—	—	(3,497)	365,637
Corporate debt	(15)	—	—	—	(15)	—
Non-agency MBS	(831)	29,733	(133)	6,982	(964)	36,715
U.S. Treasury and agency securities	(475)	19,321	—	—	(475)	19,321

Total investment securities, available-for-sale	$(6,986)	$546,745	$(133)	$6,982	$(7,119)	$553,727

Total investment securities, held-to-maturity	$—	$—	$—	$—	$—	$—

As of December 31, 2010
Investment securities, available-for-sale:
Agency callable notes	$(1,749)	$92,471	$—	$—	$(1,749)	$92,471
Agency MBS	(5,321)	252,844	—	—	(5,321)	252,844
Non-agency MBS	(835)	20,905	(38)	8,384	(873)	29,289
U.S. Treasury and agency securities	(478)	20,151	—	—	(478)	20,151

Total investment securities, available-for-sale	$(8,383)	$386,371	$(38)	$8,384	$(8,421)	$394,755

Total investment securities, held-to-maturity(1)	$(97)	$13,524	$—	$—	$(97)	$13,524

(1)	Consists of commercial mortgage-backed securities rated AAA held by CapitalSource Bank.

Securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI, and we do not believe that any unrealized losses in our portfolio as of March 31, 2011 and December 31, 2010 represent an OTTI. The losses are primarily related to four agency callable notes, five Agency MBS, and one Small Business Administration asset-backed security (“SBA ABS”). The unrealized losses are attributable to fluctuations in their market prices due to current market conditions and interest rate levels. Agency securities have the highest debt rating and are backed by government-sponsored entities. The SBA ABS also has the highest debt rating and is backed by the U.S. Government. As such, we expect to recover the entire amortized cost basis of the impaired securities. We have the ability and the intention to hold these securities until their fair values recover to cost or maturity.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Maturities

As of March 31, 2011, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities,		Investment Securities,
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

Due in one year or less	$55,037	$55,252	$—	$—
Due after one year through five years	189,281	188,995	26,191	30,403
Due after five years through ten years(1)	93,845	97,017	—	—
Due after ten years(2)(3)	1,014,171	1,029,089	152,886	156,541

Total	$1,352,334	$1,370,353	$179,077	$186,944

(1)	Includes Agency and Non-agency MBS, with fair values of $33.7 million and $40.7 million, respectively, and weighted-average expected maturities of 2.27 years and 2.98 years, respectively, based on interest rates and expected prepayment speeds as of March 31, 2011.

(2)	Includes Agency and Non-agency MBS, including CMBS, with fair values of $920.8 million and $212.8 million, respectively, and weighted-average expected maturities of 4.40 years and 1.36 years, respectively, based on interest rates and expected prepayment speeds as of March 31, 2011.

(3)	Includes securities with no stated maturity.

Other Investments

As of March 31, 2011 and December 31, 2010, our other investments were as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Investments carried at cost	$33,310	$33,062
Investments carried at fair value	218	222
Investments accounted for under the equity method	34,378	38,605

Total	$67,906	$71,889

During the three months ended March 31, 2011 and 2010, we sold other investments for $10.1 million and $9.4 million, respectively, recognizing net pre-tax gains of $9.8 million and $6.4 million, respectively. During the three months ended March 31, 2011 and 2010, we recorded OTTI of $0.2 million and $2.0 million, respectively, relating to our investments carried at cost.

Note 7.	Guarantor Information

The following represents the supplemental consolidating condensed financial information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 of (i) CapitalSource Inc., which as discussed in Note 10, Borrowings, is the issuer of our 2014 Senior Secured Notes, as well as our Senior Debentures and Subordinated Debentures (together, the “Debentures”), (ii) CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of our 2014 Senior Secured Notes and the Debentures, and (iii) our subsidiaries that are not guarantors of the 2014 Senior Secured Notes or the Debentures. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed our 2014 Senior Secured Notes and the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
March 31, 2011
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$89,085	$429,841	$520,616	$111,953	$—	$1,151,495
Restricted cash	—	15,050	61,385	142	—	76,577
Investment securities:
Available-for-sale, at fair value	—	1,348,771	—	21,582	—	1,370,353
Held-to-maturity, at amortized cost	—	179,077	—	—	—	179,077

Total investment securities	—	1,527,848	—	21,582	—	1,549,430
Loans:
Loans held for sale	—	6,021	522	11,454	—	17,997
Loans held for investment	—	5,051,593	199,347	816,786	—	6,067,726
Less deferred loan fees and discounts	—	(71,826)	(9,706)	(19,115)	7,134	(93,513)
Less allowance for loan losses	—	(195,106)	(23,265)	(64,903)	—	(283,274)

Loans held for investment, net	—	4,784,661	166,376	732,768	7,134	5,690,939

Total loans	—	4,790,682	166,898	744,222	7,134	5,708,936
Interest receivable	—	14,158	53,076	(9,312)	—	57,922
Investment in subsidiaries	2,380,786	1,908	1,466,372	1,589,581	(5,438,647)	—
Intercompany receivable	375,000	9	111,327	380,948	(867,284)	—
Other investments	—	47,474	13,918	6,514	—	67,906
Goodwill	—	173,135	—	—	—	173,135
Other assets	54,313	240,554	103,496	187,501	(97,927)	487,937

Total assets	$2,899,184	$7,240,659	$2,497,088	$3,033,131	$(6,396,724)	$9,273,338

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,708,349	$—	$—	$—	$4,708,349
Term debt	286,500	577,299	—	—	—	863,799
Other borrowings	526,254	400,000	442,208	—	—	1,368,462
Other liabilities	14,964	122,580	93,503	153,226	(122,981)	261,292
Intercompany payable	—	46,850	380,948	416,420	(844,218)	—

Total liabilities	827,718	5,855,078	916,659	569,646	(967,199)	7,201,902
Shareholders’ equity:
Common stock	3,233	921,000	—	—	(921,000)	3,233
Additional paid-in capital	3,914,502	(80,768)	623,182	2,532,198	(3,074,614)	3,914,500
(Accumulated deficit) retained earnings	(1,870,635)	530,346	938,039	(87,226)	(1,381,187)	(1,870,663)
Accumulated other comprehensive income, net	24,366	15,003	19,208	18,513	(52,724)	24,366

Total shareholders’ equity	2,071,466	1,385,581	1,580,429	2,463,485	(5,429,525)	2,071,436

Total liabilities and shareholders’ equity	$2,899,184	$7,240,659	$2,497,088	$3,033,131	$(6,396,724)	$9,273,338

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2010

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$94,614	$353,666	$252,012	$120,158	$—	$820,450
Restricted cash	—	39,335	85,142	4,109	—	128,586
Investment securities:
Available-for-sale, at fair value	—	1,510,384	—	12,527	—	1,522,911
Held-to-maturity, at amortized cost	—	184,473	—	—	—	184,473

Total investment securities	—	1,694,857	—	12,527	—	1,707,384
Loans:
Loans held for sale	—	171,887	16,202	17,245	—	205,334
Loans held for investment	—	5,008,287	284,445	860,144	—	6,152,876
Less deferred loan fees and discounts	—	(79,877)	(10,362)	(18,429)	2,230	(106,438)
Less allowance for loan losses	—	(223,553)	(29,626)	(75,943)	—	(329,122)

Loans held for investment, net	—	4,704,857	244,457	765,772	2,230	5,717,316

Total loans	—	4,876,744	260,659	783,017	2,230	5,922,650
Interest receivable	—	25,780	18,174	13,439	—	57,393
Investment in subsidiaries	2,339,200	3,594	1,561,468	1,623,244	(5,527,506)	—
Intercompany receivable	375,000	9	134,079	301,241	(810,329)	—
Other investments	—	52,066	13,887	5,936	—	71,889
Goodwill	—	173,135	—	—	—	173,135
Other assets	89,198	249,119	156,557	234,034	(164,988)	563,920

Total assets	$2,898,012	$7,468,305	$2,481,978	$3,097,705	$(6,500,593)	$9,445,407

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,621,273	$—	$—	$—	$4,621,273
Credit facilities	—	65,606	—	1,902	—	67,508
Term debt	285,731	693,523	—	—	—	979,254
Other borrowings	523,650	412,000	440,234	—	—	1,375,884
Other liabilities	34,658	170,408	121,227	208,816	(187,563)	347,546
Intercompany payable	—	46,850	301,241	441,372	(789,463)	—

Total liabilities	844,039	6,009,660	862,702	652,090	(977,026)	7,391,465
Shareholders’ equity:
Common stock	3,232	921,000	—	—	(921,000)	3,232
Additional paid-in capital	3,911,344	74,588	679,241	2,556,428	(3,310,260)	3,911,341
(Accumulated deficit) retained earnings	(1,870,544)	457,302	930,076	(114,898)	(1,272,508)	(1,870,572)
Accumulated other comprehensive income, net	9,941	5,755	9,959	4,087	(19,801)	9,941

Total CapitalSource Inc. shareholders’ equity	2,053,973	1,458,645	1,619,276	2,445,617	(5,523,569)	2,053,942
Noncontrolling interests	—	—	—	(2)	2	—

Total shareholders’ equity	2,053,973	1,458,645	1,619,276	2,445,615	(5,523,567)	2,053,942

Total liabilities and shareholders’ equity	$2,898,012	$7,468,305	$2,481,978	$3,097,705	$(6,500,593)	$9,445,407

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Three Months Ended March 31, 2011
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net interest income:
Interest income:
Loans	$10,194	$105,054	$(1,891)	$20,538	$(10,395)	$123,500
Investment securities	—	14,723	7	3,622	—	18,352
Other	—	238	55	7	—	300

Total interest income	10,194	120,015	(1,829)	24,167	(10,395)	142,152
Interest expense:
Deposits	—	13,383	—	—	—	13,383
Borrowings	24,425	5,710	4,917	11,253	(12,936)	33,369

Total interest expense	24,425	19,093	4,917	11,253	(12,936)	46,752

Net interest (loss) income	(14,231)	100,922	(6,746)	12,914	2,541	95,400
Provision for loan losses	—	(797)	40,203	5,403	—	44,809

Net interest (loss) income after provision for loan losses	(14,231)	101,719	(46,949)	7,511	2,541	50,591
Operating expenses:
Compensation and benefits	235	12,028	18,947	—	(831)	30,379
Professional fees	964	459	4,834	931	—	7,188
Other administrative expenses	1,156	21,819	11,039	4,379	(21,699)	16,694

Total operating expenses	2,355	34,306	34,820	5,310	(22,530)	54,261
Other income:
Gain on investments, net	—	11,649	22	11,844	—	23,515
(Loss) gain on derivatives	—	(777)	(1,122)	21	—	(1,878)
Net expense of real estate owned and other foreclosed assets	—	(2,343)	(189)	(7,641)	—	(10,173)
Other (expense) income, net	(317)	4,979	18,726	3,023	(19,884)	6,527
Earnings (loss) in subsidiaries	27,245	(1,120)	72,263	13,128	(111,516)	—

Total other income	26,928	12,388	89,700	20,375	(131,400)	17,991

Net income before income taxes	10,342	79,801	7,931	22,576	(106,329)	14,321
Income tax expense (benefit)	7,183	6,780	(10)	(2,791)	—	11,162

Net income	$3,159	$73,021	$7,941	$25,367	$(106,329)	$3,159

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Three Months Ended March 31, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net interest income:
Interest income:
Loans	$9,850	$110,361	$10,817	$40,000	$(14,778)	$156,250
Investment securities	—	14,305	47	239	—	14,591
Other	—	570	1	2	—	573

Total interest income	9,850	125,236	10,865	40,241	(14,778)	171,414
Interest expense:
Deposits	—	16,358	—	—	—	16,358
Borrowings	29,353	8,189	7,723	15,777	(12,399)	48,643

Total interest expense	29,353	24,547	7,723	15,777	(12,399)	65,001

Net interest (loss) income	(19,503)	100,689	3,142	24,464	(2,379)	106,413
Provision for loan losses	—	85,548	792	132,600	—	218,940

Net interest (loss) income after provision for loan losses	(19,503)	15,141	2,350	(108,136)	(2,379)	(112,527)
Operating expenses:
Compensation and benefits	222	13,270	20,691	—	—	34,183
Professional fees	681	602	7,371	1,716	—	10,370
Other administrative expenses	1,137	12,892	13,471	13,604	(22,452)	18,652

Total operating expenses	2,040	26,764	41,533	15,320	(22,452)	63,205
Other (expense) income:
Gain (loss) on investments, net	—	5,219	(104)	964	—	6,079
(Loss) gain on derivatives	—	(1,542)	5,231	(8,026)	—	(4,337)
Net expense of real estate owned and other foreclosed assets	—	(4,439)	(824)	(35,229)		(40,492)
Other (expense) income, net	(172)	13,477	23,455	1,986	(22,271)	16,475
Loss in subsidiaries	(189,975)	(514)	(8,137)	(21,760)	220,386	—

Total other (expense) income	(190,147)	12,201	19,621	(62,065)	198,115	(22,275)

Net (loss) income from continuing operations before income taxes	(211,690)	578	(19,562)	(185,521)	218,188	(198,007)
Income tax expense	—	2,169	—	18,837	—	21,006

Net loss from continuing operations	(211,690)	(1,591)	(19,562)	(204,358)	218,188	(219,013)
Net income from discontinued operations, net of taxes	—	—	—	7,323	—	7,323

Net loss attributable to CapitalSource Inc.	$(211,690)	$(1,591)	$(19,562)	$(197,035)	$218,188	$(211,690)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Operating activities:
Net income	$3,159	$73,021	$7,941	$25,367	$(106,329)	$3,159
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	368	1,004	—	—	1,372
Restricted stock expense	—	790	773	—	—	1,563
Amortization of deferred loan fees and discounts	—	(17,406)	(806)	(1,532)	—	(19,744)
Paid-in-kind interest on loans	—	24,774	(492)	(546)	—	23,736
Provision for loan losses	—	(797)	40,203	5,403	—	44,809
Amortization of deferred financing fees and discounts	7,257	1,627	88	(1,154)	—	7,818
Depreciation and amortization	—	(2,473)	699	—	—	(1,774)
Provision (benefit) for deferred income taxes	19,931	(14,448)	—	26,000	—	31,483
Non-cash gain on investments, net	—	(23,530)	(142)	(2,988)	—	(26,660)
Non-cash loss on foreclosed assets and other property and equipment disposals	—	1,662	100	7,784	—	9,546
Unrealized loss (gain) on derivatives and foreign currencies, net	—	1,077	1,321	(14)	—	2,384
Decrease (increase) in interest receivable	—	11,622	(34,902)	22,751	—	(529)
Decrease in loans held for sale, net	—	171,798	15,815	16,437	—	204,050
Decrease (increase) in intercompany receivable	—	—	22,752	(79,707)	56,955	—
Decrease in other assets	11,070	16,972	50,571	12,751	(67,061)	24,303
Decrease in other liabilities	(19,851)	(47,702)	(26,942)	(54,415)	64,582	(84,328)
Net transfers with subsidiaries	(24,227)	(160,992)	46,197	27,510	111,512	—

Cash (used in) provided by operating activities	(2,661)	36,363	124,180	3,647	59,659	221,188
Investing activities:
Decrease in restricted cash	—	24,285	23,757	3,967	—	52,009
(Increase) decrease in loans, net	—	(81,564)	41,328	11,411	(4,904)	(33,729)
Reduction of marketable securities, available for sale, net	—	180,038	—	—	—	180,038
Reduction of marketable securities, held to maturity, net	—	10,253	—	—	—	10,253
Reduction (acquisition) of other investments, net	—	14,846	171	(376)	—	14,641
Disposal (acquisition) of property and equipment, net	—	25	(518)	—	—	(493)

Cash provided by investing activities	—	147,883	64,738	15,002	(4,904)	222,719
Financing activities:
Deposits accepted, net of repayments	—	87,076	—	—	—	87,076
Increase (decrease) in intercompany payable	—	—	79,707	(24,952)	(54,755)	—
Repayments on credit facilities, net	—	(66,890)	—	(1,902)	—	(68,792)
Repayments and extinguishment of term debt	—	(116,257)	—	—	—	(116,257)
Repayments of other borrowings	—	(12,000)	(21)	—	—	(12,021)
Proceeds from exercise of options	354	—	—	—	—	354
Payment of dividends	(3,222)	—	—	—	—	(3,222)

Cash (used in) provided by financing activities	(2,868)	(108,071)	79,686	(26,854)	(54,755)	(112,862)

(Decrease) increase in cash and cash equivalents	(5,529)	76,175	268,604	(8,205)	—	331,045
Cash and cash equivalents as of beginning of period	94,614	353,666	252,012	120,158	—	820,450

Cash and cash equivalents as of end of period	$89,085	$429,841	$520,616	$111,953	$—	$1,151,495

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined
		Non-	Combined	Other		Consolidated
	CapitalSource	Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Operating activities:
Net loss	$(211,690)	$(1,591)	$(19,562)	$(197,035)	$218,188	$(211,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option expense	—	323	1,026	—	—	1,349
Restricted stock expense	—	466	3,584	—	—	4,050
Gain on extinguishment of debt	(698)	—	—	—	—	(698)
Amortization of deferred loan fees and discounts	—	(9,840)	(5,837)	(3,008)	—	(18,685)
Paid-in-kind interest on loans	—	(1,683)	(1,052)	1,790	—	(945)
Provision for loan losses	—	85,548	792	132,600	—	218,940
Amortization of deferred financing fees and discounts	9,651	1,992	105	885	—	12,633
Depreciation and amortization	—	(1,865)	908	2,682	—	1,725
Provision (benefit) for deferred income taxes	—	11,596	(182)	22,101	—	33,515
Non-cash loss (gain) on investments, net	—	431	56	(275)	—	212
Non-cash loss on foreclosed assets and other property and equipment disposals	—	3,127	293	32,321	—	35,741
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(2,522)	(10,446)	7,795	—	(5,173)
Accretion of discount on commercial real estate “A” participation interest	—	(5,853)	—	—	—	(5,853)
Decrease (increase) in interest receivable	—	5,958	(77,113)	28,508	—	(42,647)
Increase in loans held for sale, net	—	(67)	—	—	—	(67)
Increase in intercompany receivable	—	—	(14,084)	(4,804)	18,888	—
Decrease (increase) in other assets	10,248	25,272	4,287	(12,406)	(31,659)	(4,258)
(Decrease) increase in other liabilities	(16,330)	(65,631)	(23,900)	9,991	30,067	(65,803)
Net transfers with subsidiaries	254,767	(24,037)	43,044	(53,388)	(220,386)	—

Cash provided by (used in) operating activities	45,948	21,624	(98,081)	(32,243)	15,098	(47,654)
Investing activities:
Decrease (increase) in restricted cash	—	42,125	8,154	(14,170)	—	36,109
Decrease in commercial real estate “A” participation interest	—	208,421	—	—	—	208,421
Decrease in loans, net	—	40,266	10,663	125,206	2,380	178,515
Acquisition of marketable securities, available for sale, net	—	(580,027)	—	—	—	(580,027)
Reduction of marketable securities, held to maturity, net	—	27,591	—	—	—	27,591
(Acquisition) reduction of other investments, net	—	(17,950)	(208)	21,100	—	2,942
(Acquisition) disposal of property and equipment, net	—	(7,254)	(383)	7,170	—	(467)

Cash (used in) provided by investing activities	—	(286,828)	18,226	139,306	2,380	(126,916)
Financing activities:
Payment of deferred financing fees	(833)	(171)	—	(1,211)	—	(2,215)
Deposits accepted, net of repayments	—	99,067	—	—	—	99,067
Increase in intercompany payable	—	—	4,804	12,674	(17,478)	—
Repayments on credit facilities, net	(90,055)	(12,875)	(6,861)	(14,859)	—	(124,650)
Borrowings of term debt	—	—	—	14,395	—	14,395
Repayments and extinguishment of term debt	—	(188,125)	—	(102,382)	—	(290,507)
(Repayments of) borrowings under other borrowings	(17,994)	25,000	(20)	(1,849)	—	5,137
Payment of dividends	(3,228)	—	—	—	—	(3,228)

Cash used in financing activities	(112,110)	(77,104)	(2,077)	(93,232)	(17,478)	(302,001)

(Decrease) increase in cash and cash equivalents	(66,162)	(342,308)	(81,932)	13,831	—	(476,571)
Cash and cash equivalents as of beginning of period	99,103	760,343	265,977	51,597		1,177,020

Cash and cash equivalents as of end of period	$32,941	$418,035	$184,045	$65,428	$—	$700,449

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Deposits

As of March 31, 2011 and December 31, 2010, CapitalSource Bank had $4.7 billion and $4.6 billion, respectively, in deposits insured up to the maximum limit by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2011 and December 31, 2010, CapitalSource Bank had $1.8 billion and $1.7 billion, respectively, of certificates of deposit in the amount of $100,000 or more. As of March 31, 2011 and December 31, 2010, CapitalSource Bank had $283.7 million and $266.7 million, respectively, of certificates of deposit in the amount of $250,000 or more.

As of March 31, 2011 and December 31, 2010, the weighted-average interest rates for savings and money market deposit accounts were 0.84% and 0.83%, respectively, and for certificates of deposit were 1.23% and 1.27%, respectively. The weighted-average interest rates for all deposits as of March 31, 2011 and December 31, 2010 were 1.15% and 1.18%, respectively.

As of March 31, 2011 and December 31, 2010, interest-bearing deposits at CapitalSource Bank were as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Interest-bearing deposits:
Money market	$236,649	$236,811
Savings	726,481	694,157
Certificates of deposit	3,745,219	3,690,305

Total interest-bearing deposits	$4,708,349	$4,621,273

As of March 31, 2011, certificates of deposit at CapitalSource Bank detailed by maturity were as follows ($ in thousands):

Maturing by:
March 31, 2012	$3,079,769
March 31, 2013	564,969
March 31, 2014	27,683
March 31, 2015	42,445
March 31, 2016	30,353

Total	$3,745,219

For the three months ended March 31, 2011 and 2010, interest expense on deposits was as follows:

	Three Months Ended
	March 31,
	2011	2010
	($ in thousands)

Savings and money market	$1,944	$2,265
Certificates of deposit	11,495	14,146
Fees for early withdrawal	(56)	(53)

Total interest expense on deposits	$13,383	$16,358

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Variable Interest Entities

Troubled Debt Restructurings

Certain of our loan modifications qualify as events that require reconsideration of our borrowers as variable interest entities. Through reconsideration, we determined that certain of our borrowers involved in TDRs did not hold sufficient equity at risk to finance their activities without subordinated financial support. As a result, we concluded that these borrowers were variable interest entities.

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

Our interests in borrowers qualifying as variable interest entities were $407.4 million and $493.7 million as of March 31, 2011 and December 31, 2010, respectively, and are included in loans held for investment in our consolidated balance sheets. For certain of these borrowers, we may have obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was $506.1 million and $610.6 million as of March 31, 2011 and December 31, 2010, respectively.

Term Debt Securitizations

In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by their underlying assets, which primarily comprise loans contributed to the securitizations. We service the underlying loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying loans. The Issuers have all legal obligations to repay the outstanding notes and certificates and we have no legal obligation to contribute additional assets to the Issuers. As of March 31, 2011 and December 31, 2010, the total outstanding balances of these commercial term debt securitizations were $905.6 million and $1.0 billion, respectively. These amounts include $328.2 million of notes and certificates that we held as of both March 31, 2011 and December 31, 2010.

We have determined that the Issuers are variable interest entities, subject to applicable consolidation guidance and have concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we have concluded that we are the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we report the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. As of March 31, 2011 and December 31, 2010, the carrying amounts of the consolidated liabilities related to the Issuers were $581.2 million and $697.5 million, respectively. These amounts include term debt recorded in our consolidated balance sheets and represent obligations for which there is only legal recourse to the Issuers. As of March 31, 2011 and December 31, 2010, the carrying amounts of the consolidated assets related to the Issuers were $853.5 million and $901.9 million, respectively. These amounts include loans held for investment, net recorded in our consolidated balance sheets and relate to assets that can only be used to settle obligations of the Issuers.

During the third quarter of 2010, we delegated certain of our collateral management and special servicing rights in the 2006-A term debt securitization trust (the “2006-A” Trust) and sold our equity interest and certain notes issued by the 2006-A trust for $7.0 million. As a result of the transaction, we determined that we no longer had the power to direct the activities that most significantly impact the economic performance of the 2006-A Trust. In

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

making this determination, we assessed the character and significance of the servicing and collateral management fees paid to the delegate and concluded that such fees represented an implicit variable interest in the 2006-A Trust. This assessment involved significant judgment surrounding the credit performance and timing of cash flows of the underlying assets of the 2006-A Trust, including the performance of additional assets to be purchased by the 2006-A Trust, pursuant to the terms of the indenture. In October 2010, we assigned our special servicing rights so that we are no longer the named special servicer of the 2006-A Trust.

As a result of the determination above, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust. We also concluded that the deconsolidation of the 2006-A Trust qualified as a financial asset transfer and that the transaction resulted in our surrendering control over the financial assets held by the 2006-A Trust. This resulted in the removal of carrying amounts of $801.9 million of loans, $55.7 million of restricted cash and $891.3 million of term debt from our consolidated balance sheet and the recognition of a gain of $16.7 million, recorded in other income, net in our consolidated statement of income for the three months ended September 30, 2010. As of March 31, 2011, the fair value of interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization and held as of March 31, 2011 was $17.9 million and were classified as investment securities, available-for-sale in our consolidated balance sheets. We have no additional funding commitments or other obligations related to these interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we have not provided any additional financial support to the 2006-A Trust during the three months ended March 31, 2011. This swap had a fair value to the counterparty of $13.2 million as of March 31, 2011. The interests in the Trust and the swap guarantee comprise our maximum exposure to loss related to the 2006-A Trust. During the three months ended March 31, 2011, we recognized a gain of $13.3 million, included in gain on investments in our consolidated statement of income, on the sale of certain of our interests in the 2006-A Trust. In addition, we recorded an unrealized gain of $8.3 million, included as a component of other comprehensive income, on the securities that we still hold in the 2006-A Trust as of March 31, 2011 as a result of valuation adjustments.

Note 10.	Borrowings

For additional information on our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K.

As of March 31, 2011 and December 31, 2010, the composition of our outstanding borrowings was as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Credit facilities	$—	$67,508
Term debt(1)	863,799	979,254
Other borrowings:
Convertible debt, net(2)	526,254	523,650
Subordinated debt	439,281	437,286
FHLB SF borrowings	400,000	412,000
Notes payable	2,927	2,948

Total other borrowings	1,368,462	1,375,884

Total borrowings	$2,232,261	$2,422,646

(1)	Amounts presented are net of debt discounts of $13.6 million and $14.4 million as of March 31, 2011 and December 31, 2010, respectively.

(2)	Amounts presented are net of debt discounts of $4.3 million and $6.9 million as of March 31, 2011 and December 31, 2010, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities

As of March 31, 2011 and December 31, 2010, we had access to a secured credit facility to finance our commercial loans and for general corporate purposes. We terminated this credit facility on April 12, 2011. Information pertaining to this secured credit facility was as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Committed capacity	$40,000	$167,508
Outstanding borrowings	—	67,508

Undrawn capacity(1)	$40,000	$100,000

(1)	Undrawn capacity on the secured credit facility was limited by issued and outstanding letters of credit totaling $10.7 million and $21.0 million, as of March 31, 2011 and December 31, 2010, respectively.

Term Debt

As of March 31, 2011 and December 31, 2010, the carrying amounts of our term debt related to securitizations were $577.3 million and $693.5 million, respectively. As of March 31, 2011 and December 31, 2010, our 2014 Senior Secured Notes had balances of $286.5 million and $285.7 million, respectively, net of discounts of $13.5 million and $14.3 million, respectively.

Convertible Debt

As of March 31, 2011 and December 31, 2010, the carrying amounts of the liability and equity components of our convertible debt were as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Convertible debt principal	$530,523	$530,523
Less: debt discount	(4,269)	(6,873)

Net carrying value	$526,254	$523,650

Equity components recorded in additional paid-in capital	$101,220	$101,220

As of March 31, 2011, the unamortized discounts on our 3.5%, 4.0% and 7.25% Convertible Debentures will be amortized through the first put dates of July 15, 2011, July 15, 2011, and July 15, 2012, respectively. As of March 31, 2011, the conversion prices and the numbers of shares used to determine the aggregate consideration that would be delivered upon conversion of our convertible debentures were as follows:

	Conversion Price	Number of Shares

3.5% Senior Convertible Debentures due 2034	$20.77	406,566
4.0% Senior Subordinated Convertible Debentures due 2034	20.77	13,096,998
7.25% Senior Subordinated Convertible Debentures due 2037	27.09	9,226,975

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2011 and 2010, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended
	March 31,
	2011	2010
	($ in thousands)

Interest expense recognized on:
Contractual interest coupon	$7,377	$7,668
Amortization of deferred financing fees	300	373
Amortization of debt discount	2,604	2,631

Total interest expense recognized	$10,281	$10,672

Effective interest rate on the liability component:
3.5% Senior Convertible Debentures due 2034	7.16%	7.16%
4.0% Senior Subordinated Convertible Debentures due 2034	7.85%	7.78%
7.25% Senior Subordinated Convertible Debentures due 2037	7.79%	7.79%

For information on the contingent interest feature of the 3.5% Debentures, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K.

FHLB SF Borrowings and FRB Credit Program

CapitalSource Bank is a member of the FHLB SF. As of March 31, 2011 and December 31, 2010, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Borrowing capacity	$879,846	$885,842
Less: outstanding principal	(400,000)	(412,000)
Less: outstanding letters of credit	(600)	(600)

Unused borrowing capacity	$479,246	$473,242

CapitalSource Bank is an approved depository institution under the primary credit program of the FRB of San Francisco’s discount window eligible to borrow from the FRB for short periods, generally overnight. As of March 31, 2011 and December 31, 2010, collateral with amortized costs of $176.0 million and $179.0 million, respectively, and fair values of $181.9 million and $188.0 million, respectively, had been pledged under this program. As of March 31, 2011 and December 31, 2010, there were no borrowings outstanding.

Note 11.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the three months ended March 31, 2011 was as follows:

Outstanding as of December 31, 2010	323,225,355
Exercise of options	101,434
Restricted stock and other stock activities	18,523

Outstanding as of March 31, 2011	323,345,312

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Income Taxes

We provide for income taxes as a “C” corporation on income earned from operations. For the tax year ended December 31, 2010, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. We intend to reconsolidate our subsidiaries in 2011 for federal tax purposes. We are subject to federal, foreign, state and local taxation in various jurisdictions.

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of March 31, 2011 and December 31, 2010, the total valuation allowance was $456.5 million and $413.8 million, respectively. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets of $63.0 million as of March 31, 2011 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

During the three months ended March 31, 2011, we recorded income tax expense of $11.2 million. The expense for the three months ended March 31, 2011 was primarily the result of the re-establishment of a valuation allowance at the consolidated group level with respect to CapitalSource Bank’s net deferred tax assets. The valuation allowance was recorded in connection with our plan to reconsolidate our corporate entities for federal tax purposes in 2011. For the three months ended March 31, 2010, we recorded income tax expense of $21.0 million. The effective income tax rate on our consolidated net income and loss from continuing operations was 77.9% and (10.6)% for the three months ended March 31, 2011 and 2010, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2010. We are currently under examination by the Internal Revenue Service and certain states for the tax years 2006 to 2008.

Note 13.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
	($ in thousands)

Net income (loss) from continuing operations	$3,159	$(219,013)
Net income from discontinued operations, net of taxes	—	7,323

Net income (loss)	3,159	(211,690)
Unrealized gain on available-for-sale securities, net of taxes	4,843	760
Unrealized gain (loss) on foreign currency translation, net of taxes	9,582	(9,972)
Unrealized loss on cash flow hedges, net of taxes	—	(22)

Comprehensive income (loss)	$17,584	$(220,924)

Accumulated other comprehensive income, net, as of March 31, 2011 and December 31, 2010 was as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Unrealized gain on available-for-sale securities, net of taxes	$10,606	$5,763
Unrealized gain on foreign currency translation, net of taxes	13,760	4,178

Accumulated other comprehensive income, net	$24,366	$9,941

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share for the three months ended March 31, 2011 and 2010, respectively, were as follows:

	Three Months Ended
	March 31,
	2011	2010
	($ in thousands, except per share data)

Net income (loss):
From continuing operations	$3,159	$(219,013)
From discontinued operations, net of taxes	—	7,323

Net income (loss)	$3,159	$(211,690)
Average shares — basic	320,196,690	320,294,724
Effect of dilutive securities:
Option shares	2,519,314	—
Unvested restricted stock	1,153,497	—
Stock units	3,094,237	—

Average shares — diluted	326,963,738	320,294,724

Basic net income (loss) per share
From continuing operations	$0.01	$(0.68)
From discontinued operations, net of taxes	$—	$0.02
Net income (loss) per share	$0.01	$(0.66)
Diluted net income (loss) per share
From continuing operations	$0.01	$(0.68)
From discontinued operations, net of taxes	$—	$0.02
Net income (loss) per share	$0.01	$(0.66)

The weighted average shares that have an antidilutive effect in the calculation of diluted net income (loss) per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended
	March 31,
	2011	2010

Stock units	—	3,616,480
Stock options	1,820,596	2,563,621
Shares issuable upon conversion of convertible debt	13,488,710	15,013,163
Unvested restricted stock	251,358	1,080,046

Note 15.	Bank Regulatory Capital

CapitalSource Bank is subject to various regulatory capital requirements established by federal and state regulatory agencies. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, CapitalSource Bank must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. CapitalSource Bank’s capital amounts and other requirements are also subject to qualitative judgments by its regulators about risk weightings and other factors. See Item 1, Business — Supervision and Regulation, in our Form 10-K and

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supervision and Regulation within Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a further description of CapitalSource Bank’s regulatory requirements.

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be “well-capitalized” and at all times have a minimum total risk-based capital ratio of 15%, a minimum Tier-1 risk-based capital ratio of 6% and a minimum Tier 1 leverage ratio of 5%. CapitalSource Bank’s ratios and the minimum requirements as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011				December 31, 2010
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)

Tier-1 Leverage	$791,341	13.47%	$293,779	5.00%	$756,821	13.15%	$287,830	5.00%
Tier-1 Risk-Based Capital	791,341	17.52	270,941	6.00	756,821	16.86	269,335	6.00
Total Risk-Based Capital	848,773	18.80	677,351	15.00	813,822	18.13	673,336	15.00

The California Department of Financial Institutions (the “DFI”) approval order requires that CapitalSource Bank, until July 2011, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of at least 10.00%. As of March 31, 2011 and December 31, 2010, CapitalSource Bank satisfied the DFI capital ratio requirement with ratios of 13.06% and 12.61%, respectively.

Note 16.	Commitments and Contingencies

We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of March 31, 2011 and December 31, 2010, we had issued $134.9 million and $143.4 million, respectively, in stand-by letters of credit which expire at various dates over the next nine years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be required to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $3.1 million and $3.8 million, as reported in other liabilities in our consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011 and December 31, 2010, we had unfunded commitments to extend credit to our clients of $1.7 billion and $1.9 billion, respectively, including unfunded commitments to extend credit by CapitalSource Bank of $936.3 million and $958.7 million, respectively, and by the Parent Company of $810.7 million and $977.7 million, respectively. Additional information on these contingencies is included in Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K.

During the years ended December 31, 2010 and 2009, we sold all of our direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights, however, no such notification has been received to date. As of March 31, 2011, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 17.	Derivative Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments for speculative purposes. As of March 31, 2011, none of our derivatives were designated as hedging instruments pursuant to GAAP.

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

In March 2011, we entered into a trade agreement to transfer a $49.6 million loan commitment to a third party. As the trade agreement had not settled as of March 31, 2011, it qualified as a forward contract. We did not recognize any gains or losses on this derivative during the three months ended March 31, 2011.

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. We also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at CapitalSource Bank. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of March 31, 2011, our derivative counterparty exposure was as follows ($ in thousands):

Gross derivative counterparty exposure	$33,442
Master netting agreements	(22,061)

Net derivative counterparty exposure	$11,381

We report our derivatives in our consolidated balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held $11.5 million of collateral against our derivative instruments that were in an asset position as of March 31, 2011. For derivatives that were in a liability position, we had posted collateral of $48.8 million as of March 31, 2011.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2011, the notional amounts and fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

	March 31, 2011			December 31, 2010
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
	($ in thousands)

Interest rate contracts	$1,270,468	$33,442	$69,536	$1,287,399	$41,309	$77,410
Foreign exchange contracts	35,428	—	1,229	35,557	—	877
Forward contracts	49,596	—	—	—	—	—

Total	$1,355,492	$33,442	$70,765	$1,322,956	$41,309	$78,287

The gains and losses on our derivative instruments recognized during the three months ended March 31, 2011 and 2010 as well as the locations of such gains and losses in our consolidated statements of operations were as follows:

		Loss Recognized in Income
		Three Months Ended
		March 31,
	Location	2011	2010
		($ in thousands)

Interest rate contracts	Loss on derivatives	$(802)	$(2,703)
Foreign exchange contracts	Loss on derivatives	(1,076)	(1,634)

Total		$(1,878)	$(4,337)

Note 18.	Fair Value Measurements

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

Investment securities, available-for-sale, also consist of a collateralized loan obligation, which include the interests we hold in the deconsolidated 2006-A Trust, and a municipal bond, whose values are determined using internally developed valuation models. These models may utilize discounted cash flow techniques for which key inputs include the timing and amount of future cash flows and market yields. Market yields are based on comparisons to other instruments for which market data is available. These models may also utilize industry valuation benchmarks, such as multiples of EBITDA, to determine a value for the underlying enterprise. Given the lack of active and observable trading in the market, our collateralized loan obligation and municipal bond are classified in Level 3.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impaired collateral dependent commercial real estate loans for which ultimate collection depends solely on the sale of the collateral are charged off to the estimated fair value of the collateral less estimated costs to sell. For certain of these loans, we charged off to an amount different than the value indicated by the most recent appraisal. This was primarily the result of both factors causing the appraisal to be outdated as outlined above and other factors surrounding the loans not considered by appraisals, such as pending loan sales and other transaction specific factors. As of March 31, 2011 and December 31, 2010, we charged off an additional $59.0 million, net, and $58.2 million, net, respectively, in loan balances compared with amounts that would have been charged off based on the appraised values of the collateral. In addition, we have impaired collateral dependent commercial real estate loans with a carrying amount at March 31, 2011 of $6.9 million for which we do not have appraisals. Valuations for the real estate collateral securing these loans are based on observable transactions and industry metrics.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FHLB SF Stock

Our investment in FHLB stock is recorded at historical cost. FHLB stock does not have a readily determinable fair value, but may be sold back to the FHLB at its par value with stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses on our investment in FHLB stock have been recorded through March 31, 2011.

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

Real Estate Owned

REO is initially recorded at its estimated fair value less costs to sell at the time of foreclosure if the related REO is classified as held for sale. REO held for sale is carried at the lower of its carrying amount or fair value subsequent to the date of foreclosure, with fair value adjustments recorded on a nonrecurring basis. REO held for use is recorded at its carrying amount, net of accumulated depreciation, with fair value adjustments recorded on a nonrecurring basis if the carrying amount of the real estate is not recoverable and exceeds its fair value. When available, the fair value of REO is determined using actual market transactions. When market transactions are not available, the fair value of REO is typically determined based upon recent appraisals by third parties. We may or may not adjust these third party appraisal values based on our own internally developed judgments and estimates. To

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the extent that market transactions or third party appraisals are not available, we use the income approach through internally developed valuation models to estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Fair values determined through actual market transactions are classified within Level 2 of the fair value hierarchy while fair values determined through third party appraisals and through internally developed valuation models are classified within Level 3 of the fair value hierarchy.

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of loans, we record the acquired loans at the estimated fair value at the time of foreclosure. Valuation of that collateral, which often is a pool of many small balance loans, is typically performed utilizing internally-developed estimates. These estimates rely upon default and recovery rates, market discount rates and the underlying value of collateral supporting the loans. Underlying collateral values may be supported by appraisals or broker price opinions. When fair value adjustments are recorded on these loans, we typically classify them in Level 3 of the fair value hierarchy.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of March 31, 2011 were as follows:

			Significant
	Fair Value	Quoted Prices in	Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	March 31, 2011	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale:
Agency callable notes	$162,323	$—	$162,323	$—
Agency debt	77,903	—	77,903	—
Agency MBS	954,538	—	954,538	—
Assets-backed securities	22,606	—	22,606	—
Collateralized loan obligation	17,931	—	—	17,931
Corporate debt	5,093	—	5,093	—
Equity securities	416	416	—	—
Municipal bond	3,235	—	—	3,235
Non-agency MBS	96,987	—	96,987	—
U.S. Treasury and agency securities	29,321	—	29,321	—

Total investment securities, available-for-sale	1,370,353	416	1,348,771	21,166
Investments carried at fair value:
Warrants	218	—	—	218
Other assets held at fair value:
Derivative assets	33,442	—	33,442	—

Total assets	$1,404,013	$416	$1,382,213	$21,384

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$70,765	$—	$70,765	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2010 were as follows:

			Significant
	Fair Value	Quoted Prices in	Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	December 31, 2010	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale:
Agency discount notes	$164,974	$—	$164,974	$—
Agency callable notes	162,888	—	162,888	—
Agency debt	103,430	—	103,430	—
Agency MBS	870,155	—	870,155	—
Non-agency MBS	113,684	—	113,684	—
Equity securities	263	263	—	—
Corporate debt	5,135	—	5,120	15
Collateralized loan obligation	12,249	—	—	12,249
U.S. Treasury and agency securities	90,133	—	90,133	—

Total investment securities, available-for-sale	1,522,911	263	1,510,384	12,264
Investments carried at fair value:
Warrants	222	—	—	222
Other assets held at fair value:
Derivative assets	41,309	—	41,309	—

Total assets	$1,564,442	$263	$1,551,693	$12,486

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$78,287	$—	$78,287	$—

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended March 31, 2011 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total								Unrealized
				Realized								Gains
			Included in	and				Total				(Losses)
	Balance as of		Other	Unrealized				Acquisitions,	Transfers In (Out)		Balance as of	As of
	January 1,	Included in	Comprehensive	Gains				Sales, and	of Level 3		March 31,	March 31,
	2011	Income	Income, Net	(Losses)	Acquisitions	Sales	Settlements	Settlements	In	(Out)	2011	2011
	($ in thousands)

Assets
Investment securities, available-for-sale:
Corporate debt	$15	$—	$(15)	$(15)	$—	$—	$—	$—	$—	$—	$—	$—
Collateralized loan obligation	12,249	16,346	8,336	24,682	—	(19,000)	—	(19,000)	—	—	17,931	1,662
Municipal bonds	—	(1,496)	—	(1,496)	4,731	—	—	4,731	—	—	3,235	(1,496)

Total	12,264	14,850	8,321	23,171	4,731	(19,000)	—	(14,269)	—	—	21,166	166
Warrants	222	9	—	9	—	(14)	—	(14)	—	—	218	(5)

Total assets	$12,486	$14,859	$8,321	$23,180	$4,731	$(19,014)	$—	$(14,283)	$—	$—	$21,384	$161

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended March 31, 2010 that have been classified in Level 3 of the fair value hierarchy was as follows:

		Realized and Unrealized
		Gains (Losses)
				Total								Unrealized
				Realized				Total				Gains
			Included in	and				Acquisitions,				(Losses)
	Balance as of		Other	Unrealized				Sales,	Transfers In (Out)		Balance as of	As of
	January 1,	Included in	Comprehensive	Gains				and	Level 3		March 31,	March 31,
	2010	Income	Income, Net	(Losses)	Acquisitions	Sales	Settlements	Settlements	In	(Out)	2010	2010
	($ in thousands)

Assets
Investment securities, available-for-sale:
Non-agency MBS	$61	$—	$—	$—	$—	$(33)	$—	$(33)	$—	$—	$28	$—
Corporate debt	4,457	57	(149)	(92)	—	—	—	—	—	—	4,365	57
Collateralized loan obligation	1,326	636	(308)	328	—	(1,654)	—	(1,654)	—	—	—	—

Total	5,844	693	(457)	236	—	(1,687)	—	(1,687)	—	—	4,393	57
Warrants	1,392	(148)	—	(148)	—	—	—	—	—	—	1,244	(148)

Total assets	$7,236	$545	$(457)	$88	$—	$(1,687)	$—	$(1,687)	$—	$—	$5,637	$(91)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three months ended March 31, 2011 and 2010, reported in interest income and gain on investments, net were as follows:

	Interest Income		Gain on Investments, Net
	Three Months Ended March 31,
	2011	2010	2011	2010
	($ in thousands)

Total gains included in earnings for the period	$3,056	$91	$11,803	$454
Unrealized gains (losses) relating to assets still held at reporting date	1,657	57	(1,496)	(148)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three months ended March 31, 2011, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three months ended March 31, 2011.

					Total
					Net
		Quoted			Losses
		Prices in			for the
		Active	Significant		Three
	Fair Value	Markets	Other	Significant	Months
	Measurement	for Identical	Observable	Unobservable	Ended
	as of	Assets	Inputs	Inputs	March 31,
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)	2011
	($ in thousands)

Assets
Loans held for sale	$10,822	$—	$10,822	$—	$—
Loans held for investment(1)	269,130	—	—	269,130	(28,023)
Investments carried at cost	1,274	—	—	1,274	(173)
Investments accounted for REO(2)	38,835	—	—	38,835	(2,036)
Loans acquired through foreclosure, net	20,168	—	—	20,168	(7,803)

Total assets	$340,229	$—	$10,822	$329,407	$(38,035)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

(2)	Represents REO measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three months ended March 31, 2010, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three months ended March 31, 2010.

					Total
					Net
		Quoted			Losses
		Prices in			for the
		Active	Significant		Three
	Fair Value	Markets	Other	Significant	Months
	Measurement	for Identical	Observable	Unobservable	Ended
	as of	Assets	Inputs	Inputs	March 31,
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)	2010
	($ in thousands)

Assets
Loans held for sale	$15,005	$—	$15,005	$—	$—
Loans held for investment(1)	412,718	—	—	412,718	(141,696)
Investments carried at cost	910	—	—	910	(2,014)
REO(2)	79,055	—	—	79,055	(20,689)
Loans acquired through foreclosure, net	108,804	—	—	108,804	(15,170)

Total assets	$616,492	$—	$15,005	$601,487	$(179,569)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs. Transaction costs were not significant during the period.

(2)	Represents REO measured at fair value of the collateral less transaction costs. Transaction costs were not significant during the period.

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

The table below provides fair value estimates for our financial instruments as of March 31, 2011 and December 31, 2010, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and those which are recorded at fair value on a recurring basis.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)

Assets:
Loans held for investment, net	$5,690,939	$5,789,051	$5,717,316	$5,767,160
Investments carried at cost	33,310	68,537	33,062	64,735
Investment securities, held-to-maturity	179,077	186,944	184,473	195,438
Liabilities:
Deposits	4,708,349	4,715,749	4,621,273	4,628,903
Credit facilities	—	—	67,508	66,464
Term debt	863,799	841,507	979,254	921,169
Convertible debt, net	526,254	541,167	523,650	539,297
Subordinated debt	439,281	254,783	437,286	253,626
Loan commitments and letters of credit	—	26,008	—	32,972

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Segment Data

For the three months ended March 31, 2011, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the three months ended March 31, 2010, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment during 2010. We have reclassified all comparative period results to reflect our two current reportable segments. In addition, for comparative purposes, overhead and other intercompany allocations have been reclassified from the Healthcare Net Lease segment into the Other Commercial Finance segment for the three months ended March 31, 2010.

The financial results of our operating segments as of and for the three months ended March 31, 2011 were as follows:

	Three Months Ended March 31, 2011
		Other
	CapitalSource	Commercial	Intercompany	Consolidated
	Bank	Finance	Eliminations	Total
	($ in thousands)

Total interest income	$91,804	$47,614	$2,734	$142,152
Interest expense	15,210	31,542	—	46,752
Provision for loan losses	11,242	33,567	—	44,809
Operating expenses	32,941	41,326	(20,006)	54,261
Total other income	2,965	32,354	(17,328)	17,991

Net income (loss) before income taxes	35,376	(26,467)	5,412	14,321
Income tax expense	3,095	8,067	—	11,162

Net income (loss)	$32,281	$(34,534)	$5,412	$3,159

Total assets as of March 31, 2011	$6,180,081	$3,132,967	$(39,710)	$9,273,338
Total assets as of December 31, 2010	6,117,368	3,418,897	(90,858)	9,445,407

The financial results of our operating segments for the three months ended March 31, 2010 were as follows:

	Three Months Ended March 31, 2010
	CapitalSource	Other Commercial	Intercompany	Consolidated
	Bank	Finance	Eliminations	Total
	($ in thousands)

Total interest income	$81,454	$92,333	$(2,373)	$171,414
Interest expense	17,301	47,700	—	65,001
Provision for loan losses	87,704	131,236	—	218,940
Operating expenses	24,335	50,507	(11,637)	63,205
Other income (expense), net	8,159	(18,978)	(11,456)	(22,275)

Net loss from continuing operations before income taxes	(39,727)	(156,088)	(2,192)	(198,007)
Income tax (benefit) expense	(56)	21,062	—	21,006

Net loss from continuing operations	$(39,671)	$(177,150)	$(2,192)	$(219,013)

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about our deposit base, our intention to originate loans at CapitalSource Bank, our portfolio runoff and growth, adequacy of reserves, our liquidity and capital position, our plans regarding our 3.5% and 4.0% Convertible Debentures, CapitalSource Bank’s ability to maintain sufficient liquidity and ratios under various projected scenarios, deployment of excess capital at the Parent Company, expectations regarding our application to become a bank holding company and converting CapitalSource Bank’s charter to a commercial charter, the performance of our loans, in particular our high balance loans, loan yields, the impact of accounting pronouncements, taxes and tax audits and examinations, our unfunded commitments and deposit demands, our delinquent, non-accrual and impaired loans, our SPEs, and our valuation allowance with respect to, and our realization and utilization of, net deferred tax assets. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions or investment or lending opportunities may result in increased credit losses and delinquencies in our portfolio and impair our ability to consummate transactions on favorable terms; disruptions in economic and credit markets could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position, our strategy regarding the 3.5% and 4.0% Convertible Debentures could be restricted by our other indebtedness; movements in interest rates and lending spreads may adversely affect our borrowing strategy; we may not be successful in maintaining or growing deposits or deploying capital in favorable lending transactions or originating or acquiring assets in accordance with our strategic plan; competitive and other market pressures could adversely affect loan pricing; the nature, extent, and timing of any governmental actions and reforms; the success and timing of our business strategies; restrictions imposed on us by our regulators or indebtedness, assumptions we made in connection with the various projected scenarios for CapitalSource Bank liquidity could be erroneous, continued or worsening charge offs, reserves and delinquencies may adversely affect our earnings and financial results; changes in tax laws or regulations could adversely affect our business; and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 28, 2011 (“Form 10 -K”), and other documents filed by us with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

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

Overview

References to we, us, the Company or CapitalSource refer to CapitalSource Inc., a Delaware corporation, together with its subsidiaries. References to CapitalSource Bank include its subsidiaries, and references to Parent Company refer to CapitalSource Inc. and its subsidiaries other than CapitalSource Bank. We are a commercial lender which, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. As of March 31, 2011, we had an outstanding loan principal balance of $6.1 billion.

For the three months ended March 31, 2011, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the three months ended March 31, 2010, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities; our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company; and our Healthcare Net Lease segment comprised our direct real estate investment business activities. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment to Omega Healthcare Investors, Inc. during 2010, and consequently, we have presented the financial condition and results of operations within our Healthcare Net Lease segment as discontinued operations for all periods presented. We have reclassified all comparative period results to reflect our two current reportable segments. For additional information, see Note 19, Segment Data.

Through our CapitalSource Bank segment activities, we provide financial products primarily to small and middle market businesses throughout the United States and also offer depository products and services in southern and central California, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by law. As of March 31, 2011, CapitalSource Bank had an outstanding loan principal balance of $4.0 billion and deposits of $4.7 billion.

Through our Other Commercial Finance segment activities, the Parent Company provides financial products primarily to small and middle market businesses. Our activities in the Parent Company consist primarily of satisfying existing loan commitments made prior to CapitalSource Bank’s formation and receiving payments on our existing loan portfolio. As of March 31, 2011, the Parent Company had an outstanding loan principal balance of $2.1 billion.

Current Developments

In 2011, we have continued to simplify our business and progress in our transformation to a banking model. We increased CapitalSource Bank’s profitability, continued to originate new loans in CapitalSource Bank through our broad lending platform, and improved Parent Company liquidity by repaying and terminating a significant portion of Parent Company indebtedness. As of April 30, 2011, the Parent Company’s unrestricted cash was approximately $1.1 billion, representing an increase of approximately $600 million from December 31, 2010.

In addition to growing assets and profitability, we also intend to pursue a strategy to prudently utilize excess capital at the Parent Company and to convert CapitalSource Bank’s charter from an industrial bank charter to a commercial bank charter. Our current strategy for converting CapitalSource Bank to a commercial bank is to pursue becoming a bank holding company under the Bank Holding Company Act of 1956, and based on our recent discussions with the Federal Reserve we believe we understand the actions required for the Parent Company to be considered for bank holding company status. We intend to assess and weigh the alternatives for prudently utilizing excess capital in a manner that is in the best interest of our shareholders — which may include, among other things, repayment of debt, capital contributions to CapitalSource Bank, stock repurchases, increased or special dividends or distributions — and the alternatives for converting CapitalSource Bank to a commercial bank — which may include asset sales, spin-offs or other actions. We could pursue any of these alternatives either separately or in combination with one another, or we may not pursue any of them. Accordingly, it may take longer than we originally estimated to convert CapitalSource Bank to a commercial bank and/or to utilize such excess capital. There is no assurance as to the approach we will employ to achieve these objectives or whether we will be successful.

Explanation of Reporting Metrics

Interest Income.  Interest income represents interest earned on loans, investment securities, other investments, cash and cash equivalents, and collateral management fees as well as amortization of loan origination fees, net of the direct costs of origination and the amortization of purchase discounts and premiums, which are amortized into income using the interest method. Although the majority of our loans charge interest at variable rates that adjust periodically, we also have loans charging interest at fixed rates.

Interest Expense.  Interest expense is the amount paid on deposits and borrowings, including the amortization of deferred financing fees and debt discounts. Interest expense includes borrowing costs associated with credit facilities, term debt, convertible debt, subordinated debt, FHLB SF borrowings and interest paid to depositors. Our

2014 Senior Secured Notes, convertible debt and certain series of our subordinated debt bear a fixed rate of interest. Deferred financing fees, debt discounts and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments that trigger mandatory or optional debt repayments and repurchases may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

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

Income Taxes.  We provide for income taxes as a “C” corporation on income earned from operations. For the tax year ended December 31, 2010, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. We intend to reconsolidate our subsidiaries beginning in 2011 for federal tax purposes. We are subject to federal, foreign, state and local taxation in various jurisdictions.

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of March 31, 2011 and December 31, 2010, the total valuation allowance was $456.5 million and $413.8 million, respectively. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets of $63.0 million as of March 31, 2011 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

Operating Results for the Three Months Ended March 31, 2011

As further described below, the most significant factors influencing our consolidated results of operations for the three months ended March 31, 2011, compared to the three months ended March 31, 2010 were:

•	Decreased provision for loan losses;

•	Deconsolidation of the 2006-A term debt securitization (the “2006-A Trust”);

•	Decreased balance of Parent Company indebtedness;

•	Decreased balance of our loan portfolio;

•	Gains on our investments;

•	Decreased operating expenses;

•	Decreased net expense of real estate owned and other foreclosed assets;

•	Changes in lending and borrowing spreads;

•	Divestiture of our Healthcare Net Lease segment in 2010; and

•	Decreased income tax expense.

Our consolidated operating results for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, were as follows:

	Three Months Ended
	March 31,
	2011	2010	% Change
	($ in thousands)

Interest income	$142,152	$171,414	(17)
Interest expense	46,752	65,001	28
Provision for loan losses	44,809	218,940	80
Operating expenses	54,261	63,205	14
Other income (expense)	17,991	(22,275)	181
Net income (loss) from continuing operations before income taxes	14,321	(198,007)	107
Income tax expense	11,162	21,006	47
Net income (loss) from continuing operations	3,159	(219,013)	101
Net income from discontinued operations, net of taxes	—	7,323	(100)
Net income (loss)	3,159	(211,690)	101

Our consolidated yields on interest-earning assets and the costs of interest-bearing liabilities for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011			2010
	Weighted	Net	Average	Weighted	Net	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Total interest-earning assets(1)	$8,290,663	$142,152	6.95%	$10,876,004	$171,414	6.39%
Total interest-bearing liabilities(2)	6,948,800	46,752	2.73	9,067,149	65,001	2.91

Net interest spread		$95,400	4.22%		$106,413	3.48%

Net interest margin			4.67%			3.97%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, marketable securities, mortgage-related receivables, loans, the “A” Participation Interest and investments in debt securities.

(2)	Interest-bearing liabilities include deposits, credit facilities, term debt, convertible debt and subordinated debt.

Operating Expenses

During three months ended March 31, 2011, consolidated operating expenses decreased by $8.9 million from the three months ended March 31, 2010. The decrease was primarily due to a $3.8 million decrease in compensation and benefits, a $3.2 million decrease in professional fees, and a $2.0 million decrease in other administrative expenses.

Income Taxes

Consolidated income tax expense for the three months ended March 31, 2011 was $11.2 million, compared to an income tax expense of $21.0 million for the three months ended March 31, 2010. The change in income tax expense was primarily the result of a reduction in the amount of valuation allowance recorded in the respective quarters. The valuation allowance recorded for the three months ended March 31, 2011 was in connection with our plan to reconsolidate our corporate entities for federal tax purposes in 2011.

Comparison of the Three Months Ended March 31, 2011 and 2010

CapitalSource Bank Segment

Our CapitalSource Bank segment operating results for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, were as follows:

	Three Months Ended
	March 31,
	2011	2010	% Change
	($ in thousands)

Interest income	$91,804	$81,454	13
Interest expense	15,210	17,301	12
Provision for loan losses	11,242	87,704	87
Operating expenses	32,941	24,335	(35)
Other income	2,965	8,159	(64)
Income tax expense (benefit)	3,095	(56)	5,627
Net income (loss)	32,281	(39,671)	181

Interest Income

Three months ended March 31, 2011 and 2010

Total interest income increased to $91.8 million for the three months ended March 31, 2011 from $81.5 million for the three months ended March 31, 2010, with an average yield on interest-earning assets of 6.51% for the three months ended March 31, 2011 compared to 5.98% for the three months ended March 31, 2010. During the three months ended March 31, 2011 and 2010, interest income on loans was $76.8 million and $58.8 million, respectively, yielding 8.22% and 7.84% on average loan balances of $3.8 billion and $3.0 billion, respectively. During the three months ended March 31, 2011 and 2010, $5.1 million and $6.3 million, respectively, of interest income was not recognized for loans on non-accrual status, which negatively impacted the yield on loans by 0.54% and 0.84%, respectively.

The “A” Participation Interest, representing our share of a pool of commercial real estate loans and related assets, was paid off during the fourth quarter of 2010. Interest income on the “A” Participation Interest was $7.8 million during the three months ended March 31, 2010, yielding 7.15% on an average balance of $442.8 million. The “A” Participation Interest was purchased at a discount and had a stated coupon equal to one-month LIBOR plus 1.50%. The unamortized discount was accreted into income using the interest method. During the three months ended March 31, 2010, we accreted $5.9 million of discount into interest income on loans in our consolidated statements of operations.

During the three months ended March 31, 2011 and 2010, interest income from our investments, including available-for-sale and held-to-maturity securities, was $14.7 million and $14.3 million, respectively, yielding 3.74% and 4.41% on an average balance of $1.6 billion and $1.3 billion, respectively. During the three months ended March 31, 2011, we purchased $226.3 million of investment securities, available-for-sale, while $336.1 million and $10.3 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the three months ended March 31, 2010, we purchased $814.2 million of investment securities, available-for-sale while $213.9 million and $27.6 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.

During the three months ended March 31, 2011 and 2010, interest income on cash and cash equivalents was $0.2 million and $0.5 million, respectively, yielding 0.29% and 0.31% on average balances of $314.9 million and $705.3 million, respectively.

Interest Expense

Three months ended March 31, 2011 and 2010

Total interest expense decreased to $15.2 million for the three months ended March 31, 2011 from $17.3 million for the three months ended March 31, 2010. The decrease was primarily due to a decline in the average cost of interest-bearing liabilities which was 1.22% and 1.47% during the three months ended March 31, 2011 and 2010, respectively. Our average balances of interest-bearing liabilities, consisting of deposits and borrowings, were $5.0 billion and $4.8 billion during the three months ended March 31, 2011 and 2010, respectively. Our interest expense on deposits for the three months ended March 31, 2011 and 2010 was $13.4 million and $16.4 million, respectively, with an average cost of deposits of 1.16% and 1.45%, respectively, on average balances of $4.7 billion and $4.6 billion, respectively. During the three months ended March 31, 2011, $1.0 billion of our time deposits matured with a weighted average interest rate of 1.09% and $1.2 million of new and renewed time deposits were issued at a weighted average interest rate of 0.97%. During the three months ended March 31, 2010, $1.4 billion of our time deposits matured with a weighted average interest rate of 1.69% and $1.3 billion of new and renewed time deposits were issued at a weighted average interest rate of 1.28%. Additionally, during the three months ended March 31, 2011, our weighted average interest rate of our liquid account deposits, savings and money market accounts, increased from 0.83% at the beginning of the quarter to 0.84% at the end of the quarter. During the three months ended March 31, 2011, our interest expense on borrowings, consisting of FHLB SF borrowings, was $1.8 million with an average cost of 1.98% on an average balance of $373.3 million. During the three months ended March 31, 2011, there were $59.0 million in advances taken and $71.0 million of maturities, including $62.0 million of short-term advances. During the three months ended March 31, 2010, our interest expense on borrowings was $0.9 million with an average cost of 1.84% on an average balance of $208.3 million. During the three months ended March 31, 2010, there were $35.0 million of advances taken and $10.0 million of maturities.

Net Interest Margin

Three months ended March 31, 2011 and 2010

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011			2010
	Weighted	Net	Average	Weighted	Net	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Total interest-earning assets(1)	$5,723,305	$91,804	6.51%	$5,524,348	$81,454	5.98%
Total interest-bearing liabilities(2)	5,047,030	15,210	1.22	4,772,299	17,301	1.47

Net interest spread		$76,594	5.29%		$64,153	4.51%

Net interest margin			5.43%			4.71%

(1)	Interest-earning assets include cash and cash equivalents, investments, the commercial real estate “A” Participation Interest and loans.

(2)	Interest-bearing liabilities include deposits and borrowings.

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

Operating Expenses

Three months ended March 31, 2011 and 2010

Operating expenses increased to $32.9 million for the three months ended March 31, 2011 from $24.3 million for the three months ended March 31, 2010. The increase was primarily due to an increase in loan referral fees driven by an increase in new loans funded by CapitalSource Bank.

CapitalSource Bank relies on the Parent Company to refer loans, provide loan origination due diligence services and perform certain underwriting services. For these services, CapitalSource Bank pays the Parent Company fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. These fees are eliminated in consolidation. The fees are included in other operating expenses and were $13.5 million and $4.9 million for the three months ended March 31, 2011 and 2010, respectively.

CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee.

Other Income

CapitalSource Bank services loans and other assets which are owned by the Parent Company and third parties, for which it receives fees based on the number of loans or other assets serviced. Loans being serviced by CapitalSource Bank for the benefit of others were $4.2 billion and $4.7 billion as of March 31, 2011 and December 31, 2010, respectively, of which $2.1 billion and $2.5 billion were owned by the Parent Company.

Three months ended March 31, 2011 and 2010

Other income decreased to $3.0 million for the three months ended March 31, 2011 from $8.2 million for the three months ended March 31, 2010 primarily due to a $4.5 million loss on the sale of unfunded commitments during the three months ended March 31, 2011 compared to no such loss recorded in the three months ended March 31, 2010. In addition, we recorded $2.9 million in net expense of real estate owned and other foreclosed assets during the three months ended March 31, 2011 compared to no such expenses recorded during the three months ended March 31, 2010. Loan servicing fees paid by the Parent Company to CapitalSource Bank decreased by $1.1 million as a result of the sale of our direct real estate investments during 2010 and a decrease in the Parent Company’s loan portfolio. These factors were partially offset by realized gains on sales of investments of $1.2 million and an increase in borrower loan fees of $1.1 million.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, were as follows:

	Three Months Ended
	March 31,
	2011	2010	% Change
	($ in thousands)

Interest income	$47,614	$92,333	(48)%
Interest expense	31,542	47,700	34
Provision for loan losses	33,567	131,236	74
Operating expenses	41,326	50,507	18
Other income (expense)	32,354	(18,978)	270
Income tax expense	8,067	21,062	62
Net loss from continuing operations	(34,534)	(177,150)	81

Interest Income

Three months ended March 31, 2011 and 2010

Interest income decreased to $47.6 million for the three months ended March 31, 2011 from $92.3 million for the three months ended March 31, 2010, primarily due to a decrease in average total interest-earning assets. During the three months ended March 31, 2011, our average balance of interest-earning assets decreased by $2.8 billion, or 52.3%, compared to the three months ended March 31, 2010, due to the deconsolidation of the 2006-A Trust in 2010 and the runoff of Parent Company loans. During the three months ended March 31, 2011, yield on average interest-earning assets increased to 7.53% from 6.97% for the three months ended March 31, 2010. During the three months ended March 31, 2011, our lending spread to average one-month LIBOR was 7.38% compared to 7.14% for the three months ended March 31, 2010. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates such as changes in the prime rate or one-month LIBOR, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

Interest Expense

Three months ended March 31, 2011 and 2010

Interest expense decreased to $31.5 million for the three months ended March 31, 2011 from $47.7 million for the three months ended March 31, 2010 primarily due to a decrease in average interest-bearing liabilities of $2.4 billion, or 55.9%, primarily due to the impact of the deconsolidation of the 2006-A Trust in July 2010 and the reduction of the outstanding balances on our credit facilities and other term debt. Our cost of borrowings increased to 6.73% for the three months ended March 31, 2011 from 4.48% for the three months ended March 31, 2010, as a result of the reduction and termination of certain of our credit facilities, the deconsolidation of the 2006-A Trust and decreases in our remaining securitization balances, all of which generally had lower borrowing costs than the remainder of our borrowings.

Net Interest Margin

Three months ended March 31, 2011 and 2010

Net interest margin was 2.54% for the three months ended March 31, 2011, a decrease of 0.83% from 3.37% for the three months ended March 31, 2010. Net interest spread was 0.80% for the three months ended March 31, 2011, a decrease of 1.69% from 2.49% for the three months ended March 31, 2010. The decreases in net interest margin and net interest spread were primarily due to the increase in our cost of borrowings.

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011			2010
	Weighted	Net	Average	Weighted	Net	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Total interest-earning assets(1)	$2,565,261	$47,614	7.53%	$5,372,395	$92,333	6.97%
Total interest-bearing liabilities(2)	1,901,770	31,542	6.73	4,315,838	47,700	4.48

Net interest spread		$16,072	0.80%		$44,633	2.49%

Net interest margin			2.54%			3.37%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest-bearing liabilities include secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

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

Operating Expenses

Three months ended March 31, 2011 and 2010

Operating expenses decreased to $41.3 million for the three months ended March 31, 2011 from $50.5 million for the three months ended March 31, 2010, primarily due to a $3.6 million decrease in compensation and benefits, a $3.0 million decrease in professional fees and a $1.7 million decrease in administrative expenses. Operating expenses as a percentage of average total assets increased to 5.04% for the three months ended March 31, 2011 from 3.54% for the three months ended March 31, 2010 due to the decrease in total assets as a result of the deconsolidation of the 2006-A Trust and the runoff of Parent Company loans.

Other Income (Expense)

Three months ended March 31, 2011 and 2010

Other income was $32.4 million for the three months ended March 31, 2011 compared to $19.0 million of other expense for the three months ended March 31, 2010. This change was primarily due to gains on investments, decreases in losses on derivatives, and a decrease in net expense of real estate owned and other foreclosed assets, partially offset by increases in foreign currency exchange losses. Further explanation of the increase is described below.

Gains on investments, net increased to $22.3 million for the three months ended March 31, 2011 from $6.1 million for the three months ended March 31, 2010. The increase was primarily due to a $16.9 million increase in realized gains on the sales of available-for-sale securities and cost basis investments and a $1.8 million decrease in unrealized losses on equity investments, partially offset by a $1.3 million decrease in dividends received and a $1.2 million increase in impairments of available-for-sale securities.

Loss on derivatives decreased to $1.4 million for the three months ended March 31, 2011 from $3.6 million for the three months ended March 31, 2010 primarily due to a decrease in interest expense on interest rate swaps.

Net expense of real estate owned and other foreclosed assets decreased to $7.3 million for the three months ended March 31, 2011 from $40.5 million for the three months ended March 31, 2010. The decrease was primarily due to a $15.5 million decrease in unrealized losses on real estate owned, a $7.4 million decrease in the provision for loans acquired through foreclosure, a $3.6 million decrease in operating expenses related to real estate owned, and $2.9 million in realized gains on the sales of real estate owned. In addition, we did not recognize any impairment losses on real estate owned during the three months ended March 31, 2011 compared to $4.6 million of such impairment losses recognized during the three months ended March 31, 2010.

Other income, net decreased to $18.7 million for the three months ended March 31, 2011 from $19.0 million for the three months ended March 31, 2010. The decrease was primarily due to $1.8 million in foreign currency exchange losses for the three months ended March 31, 2011, compared to $7.6 million in foreign currency exchange gains for the three months ended March 31, 2010, and a $1.2 million decrease in earnings in equity of subsidiaries. These factors were partially offset by an increase of $9.4 million in servicing and referral fees.

Financial Condition

CapitalSource Bank Segment

As of March 31, 2011 and December 31, 2010, the CapitalSource Bank segment included:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Assets:
Cash and cash equivalents(1)	$440,928	$377,054
Investment securities, available-for-sale	1,348,771	1,510,384
Investment securities, held-to-maturity	179,077	184,473
Loans(2)	4,012,819	3,848,511
FHLB SF stock	19,370	19,370

Total	$6,000,965	$5,939,792

Liabilities:
Deposits	$4,708,349	$4,621,273
FHLB SF borrowings	400,000	412,000

Total	$5,108,349	$5,033,273

(1)	As of March 31, 2011 and December 31, 2010, the amounts include restricted cash of $12.8 million and $23.5 million, respectively.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our consolidated financial statements for the three months ended March 31, 2011.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consists of discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), asset-backed securities, residential mortgage-backed securities rated AAA issued by non-government-agencies (“Non-agency MBS”), corporate debt securities and U.S. Treasury and agency securities. CapitalSource Bank pledged a significant portion of its investment securities, available-for-sale, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) and the Federal Reserve Bank (“FRB”) as a source of borrowing capacity as of March 31, 2011. For additional information, see Note 6, Investments, in our consolidated financial statements for the three months ended March 31, 2011.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity, consists of AAA-rated commercial mortgage-backed securities. For additional information on our investment securities, held-to-maturity, see Note 6, Investments, in our accompanying consolidated financial statements for the three months ended March 31, 2011.

Loan Portfolio Composition

The CapitalSource Bank loan balances reflected in the portfolio statistics below include loans held for sale of $14.2 million as of December 31, 2010. There were no loans held for sale by CapitalSource Bank as of March 31, 2011.

As of March 31, 2011 and December 31, 2010, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	March 31, 2011		December 31, 2010
	($ in thousands)

Commercial	$2,041,356	51%	$2,029,407	53%
Real estate	1,807,997	45	1,634,062	42
Real estate — construction	163,466	4	185,042	5

Total(1)	$4,012,819	100%	$3,848,511	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of March 31, 2011, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$168,951	$1,618,701	$253,704	$2,041,356
Real estate	224,222	843,045	740,730	1,807,997
Real estate — construction	131,348	26,127	5,991	163,466

Total loans(1)	$524,521	$2,487,873	$1,000,425	$4,012,819

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of March 31, 2011, approximately 75% of the CapitalSource Bank adjustable rate portfolio is subject to an interest rate floor and is accruing interest. Due to low market interest rates as of March 31, 2011, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 1.87% as of March 31, 2011. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of March 31, 2011, the composition of CapitalSource Bank loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
			Real Estate —
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$577,715	$900,613	$46,151	$1,524,479	38%
2-Month LIBOR	21,971	—	—	21,971	1
3-Month LIBOR	484,827	27,654	470	512,951	13
6-Month LIBOR	46,091	87,616	—	133,707	3
Prime	497,542	94,597	5,991	598,130	15
Other	67,096	54,935	—	122,031	3

Total adjustable rate loans	1,695,242	1,165,415	52,612	2,913,269	73
Fixed rate loans	325,911	599,045	—	924,956	23
Loans on non-accrual status	20,203	43,537	110,854	174,594	4

Total loans(1)	$2,041,356	$1,807,997	$163,466	$4,012,819	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

FHLB SF Stock

Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2011.

Deposits

As of March 31, 2011 and December 31, 2010, a summary of CapitalSource Bank’s deposits by product type and the maturities of the certificates of deposit were as follows:

	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	($ in thousands)

Interest-bearing deposits:
Money market	$236,649	0.79%	$236,811	0.78%
Savings	726,481	0.85	694,157	0.84
Certificates of deposit	3,745,219	1.23	3,690,305	1.27

Total interest-bearing deposits	$4,708,349	1.15	$4,621,273	1.18

	March 31, 2011
		Weighted
		Average
	Balance	Rate
	($ in thousands)

Remaining maturity of certificates of deposit:
0 to 3 months	$1,004,477	1.05%
4 to 6 months	737,448	1.05
7 to 9 months	632,683	1.23
10 to 12 months	705,161	1.35
Greater than 12 months	665,450	1.59

Total certificates of deposit	$3,745,219	1.23

FHLB SF Borrowings

FHLB SF borrowings decreased to $400.0 million as of March 31, 2011 from $412.0 million as of December 31, 2010. These borrowings were used primarily for interest rate risk management and short-term funding purposes. The weighted-average remaining maturities of the borrowings were approximately 2.9 years and 2.3 years as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

		Weighted
		Average
	Balance	Rate
	($ in thousands)

Less than 1 year	$88,000	1.63%
After 1 year through 2 years	63,000	1.98
After 2 years through 3 years	45,000	1.77
After 3 years through 4 years	45,000	2.31
After 4 years through 5 years	144,000	2.14
After 5 years	15,000	2.88

Total	$400,000	2.01%

Other Commercial Finance Segment

As of March 31, 2011 and December 31, 2010, the Other Commercial Finance segment included:

	March 31, 2011	December 31, 2010
	($ in thousands)

Assets:
Investment securities, available-for-sale	$21,582	$12,527
Loans(1)	2,072,904	2,509,699
Other investments(2)	67,906	71,877

Total	$2,162,392	$2,594,103

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

(2)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale consist of corporate debt, equity securities, a municipal bond and our interests in the 2006-A Trust.

Other Investments

The Parent Company has made investments in some of our borrowers in connection with the loans provided to them. These investments usually include equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants.

Loan Portfolio Composition

The Other Commercial Finance loan balances reflected in the portfolio statistics below include loans held for sale of $18.0 million and $191.1 million as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011 and December 31, 2010, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	March 31, 2011		December 31, 2010
	($ in thousands)

Commercial	$1,785,882	86%	$2,209,064	88%
Real estate	181,969	9	192,096	8
Real estate — construction	105,053	5	108,539	4

Total(1)	$2,072,904	100%	$2,509,699	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of March 31, 2011, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$517,252	$1,210,234	$58,396	$1,785,882
Real estate	74,612	98,312	9,045	181,969
Real estate — construction	65,002	40,051	—	105,053

Total(1)	$656,866	$1,348,597	$67,441	$2,072,904

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of March 31, 2011, approximately 54% of the adjustable rate loan portfolio comprised loans that are subject to an interest rate floor and were accruing interest. Due to low market interest rates as of March 31, 2011, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.10% as of March 31, 2011. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of March 31, 2011, the composition of Other Commercial Finance loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
			Real Estate—
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$756,931	$91,983	$—	$848,914	41%
2-Month LIBOR	46,827	—	—	46,827	2
3-Month LIBOR	215,758	—	—	215,758	10
6-Month LIBOR	34,631	—	—	34,631	2
1-Month EURIBOR	33,787	—	—	33,787	2
Prime	395,162	8,097	38,570	441,829	21

Total adjustable rate loans	1,483,096	100,080	38,570	1,621,746	78
Fixed rate loans	50,699	25,687	—	76,386	4
Loans on non-accrual status	252,087	56,202	66,483	374,772	18

Total loans(1)	$1,785,882	$181,969	$105,053	$2,072,904	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

On April 1, 2011, our largest commercial loan, with an outstanding balance of $325 million, was fully paid off. As of March 31, 2011, this loan was earning interest based on a rate of 1-month LIBOR and was due in 3.5 years. The balance of this loan is included in the outstanding balance of loans as of March 31, 2011 detailed above.

Credit Quality and Allowance for Loan Losses

Consolidated

The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Non-accrual loans
Commercial	$272,291	$366,417
Real estate	99,739	131,758
Real estate — construction	177,337	200,611

Total loans on non-accrual	$549,367	$698,786

Accruing loans contractually past-due 90 days or more
Commercial	$2,264	$3,244
Real estate	6,238	6,238
Real estate — construction	38,569	39,806

Total accruing loans contractually past-due 90 days or more	$47,071	$49,288

Troubled debt restructurings(1)
Commercial	$115,427	$118,988
Real estate	102,343	35,689

Total troubled debt restructurings	$217,770	$154,677

Total non-performing loans
Commercial	$389,982	$488,649
Real estate	208,320	173,685
Real estate — construction	215,906	240,417

Total non-performing loans	$814,208	$902,751

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

Potential problem loans are loans that are not considered non-performing loans, as disclosed above, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Such defaults could eventually result in the loans being reclassified as non-performing loans. We had $83.0 million in potential problem loans as of December 31, 2010, primarily related to an impaired loan that was restructured during the first quarter of 2011. We had no such potential problem loans as of March 31, 2011.

Of our non-accrual loans, $33.6 million were 30-89 days delinquent and $235.3 million were over 90 days delinquent as of March 31, 2011, and $22.4 million were 30-89 days delinquent and $270.5 million were over 90 days delinquent as of December 31, 2010. Accruing loans 30-89 days delinquent were $13.0 million and $5.4 million as of March 31, 2011 and December 31, 2010, respectively.

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

Our underwriting guidelines outline specific underwriting standards and minimum specific risk acceptance criteria for each lending product offered, including the use of interest reserves. For additional information, see Credit Risk Management section included in our Form 10-K for the year ended December 31, 2010.

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

Additionally, our risk rating policies require that the assignment of a risk rating should consider whether the capitalization of interest may be masking other performance related issues. The adequacy of the interest reserve generally is evaluated each time a risk rating conclusion is required or rendered with particular attention paid to the underlying value of the collateral and its ongoing support of the transaction. Obtaining updated third-party valuations is considered when significant negative variances to expected performance exist. Generally, our policy on updating appraisals is to obtain current appraisals subsequent to the impairment date if there are significant changes to the underlying assumptions from the most recent appraisal. Some factors that could cause significant changes include the passage of more than twelve months since the time of the last appraisal; the volatility of the local market; the availability of financing; the inventory of competing properties; new improvements to, or lack of maintenance of, the subject property or competing surrounding properties; a change in zoning; environmental contamination; or failure of the project to meet material assumptions of the original appraisal. We generally consider appraisals to be current if they are dated within the past twelve months. However, we may obtain an updated appraisal on a more frequent basis if in our determination there are significant changes to the underlying assumptions from the most recent appraisal. As of March 31, 2011, $92.7 million of our collateral dependent loans had an appraisal older than twelve months. The fair value of the collateral for these loans was determined through inputs outside of appraisals, including actual and comparable sales transactions, broker price opinions and other relevant data.

Five of the 25 loans that comprise our real estate construction portfolio as of March 31, 2011 have been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans, work-out efforts that were best achieved via a restructuring or discounted payoff.

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

Interest income recognized on the real estate construction loan portfolio was $1.8 million and $9.6 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Cumulative capitalized interest on real estate construction loans in our portfolio as of March 31, 2011 and December 31, 2010 was $83.9 million and $86.4 million, respectively. As of March 31, 2011 and December 31, 2010, $215.9 million, or 80.4%, and $240.4 million, or 81.9%, respectively, of the total real estate construction loan portfolio was non-performing.

The decrease in the non-performing loan balance from December 31, 2010 to March 31, 2011 is primarily due to payoffs, charge offs, sales, and foreclosures on those loans, and a decrease in the number of loans that became non-performing during 2010.

The activity in the allowance for loan losses for the three months ended March 31, 2011 and March 31, 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
	($ in thousands)

Balance as of beginning of period	$329,122	$586,696
Charge offs:
Commercial	(80,730)	(35,147)
Real estate	(3,843)	(36,923)
Real estate — construction	(11,889)	(39,192)

Total charge offs	(96,462)	(111,262)
Recoveries:
Commercial	1,105	—
Real estate	11,391	—
Real estate — construction	917	6

Total recoveries	13,413	6

Net charge offs	(83,049)	(111,256)
Charge offs upon transfer to held for sale	(7,608)	(8,187)
Provision for loan losses:
General	(28,066)	24,281
Specific	72,875	194,659

Total provision for loan losses	44,809	218,940

Balance as of end of period	$283,274	$686,193

Allowance for loan losses ratio	4.65%	8.58%

Provision for loan losses ratio (annualized)	2.99%	11.10%

Net charge offs as a percentage of average loans outstanding (annualized)	5.90%	5.87%

Our allowance for loan losses decreased by $45.8 million to $283.3 million as of March 31, 2011 from $329.1 million as of December 31, 2010. This decrease comprised a $28.1 million decrease in general reserves and a $17.7 million decrease in specific reserves on impaired loans as further described below.

The decrease in the general reserves was primarily due to a shift in the loan mix reflecting a decrease in non-impaired loans in categories with the greatest historical loss experience, lowered estimated losses to reflect that an increased percentage of our non-impaired loan portfolio has been originated in recent years where the credit outcome is expected to be more favorable, and a reduction in the amount of unpaid principal balance of non-impaired loans due to loan payoffs, principal payments and loan sales. As of March 31, 2011, the unpaid principal balance of non-impaired loans had decreased to $5.3 billion and the general reserves allocated to that portfolio had decreased to $222.1 million, representing an effective reserve percentage of 4.2%. As of December 31, 2010, the unpaid principal balance of non-impaired loans was $5.4 billion and the general reserves allocated to that portfolio were $250.2 million, representing an effective reserve percentage of 4.6%. The lower effective reserve percentage reflects the lower historical losses generally experienced by the non-impaired loans remaining in our portfolio as of March 31, 2011.

The decrease in specific reserves for the three months ended March 31, 2011 was related to new specific reserves of $86.4 million, which were offset by recoveries of $13.4 million and net charge-offs of $90.7 million taken during the period. The carrying values of our impaired loans reflect incurred losses that are inherent in our loan portfolio.

We employ a formal quarterly process to both identify impaired loans and record appropriate specific reserves based on available collateral and other borrower-specific information. As of March 31, 2011, the unpaid principal balance of impaired loans was $752.1 million with a specific allowance attributable to that portfolio of $61.2 million. Additionally, as of March 31, 2011, $267.3 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total prior charge offs and specific reserves as of March 31, 2011 of $328.4 million represented an expected total loss of 32% of the legal balance of $1.0 billion (the March 31, 2011 balance plus amounts previously charged off). As of December 31, 2010, the unpaid principal balance of impaired loans was $931.2 million with a specific allowance attributable to that portfolio of $79.0 million. Additionally, as of December 31, 2010, $463.1 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total prior charge offs and specific reserves as of December 31, 2010 of $505.3 million represented an expected total loss of 37.2% of the legal balance of $1.4 billion (the December 31, 2010 balance plus amounts previously charged off).

CapitalSource Bank Segment

The outstanding unpaid principal balances of non-performing loans in the CapitalSource Bank loan portfolio as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Non-accrual loans
Commercial	$20,203	$45,919
Real estate	43,537	70,438
Real estate — construction	110,854	131,940

Total loans on non-accrual	$174,594	$248,297

Accruing loans contractually past-due 90 days or more
Commercial	$186	$272

Total accruing loans contractually past-due 90 days or more	$186	$272

Troubled debt restructurings(1)
Real estate	$102,343	$35,689

Total troubled debt restructurings	$102,343	$35,689

Total non-performing loans
Commercial	$20,389	$46,191
Real estate	145,880	106,127
Real estate — construction	110,854	131,940

Total non-performing loans	$277,123	$284,258

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

We had one $76.2 million potential problem loan as of December 31, 2010. We had no such potential problem loans as of March 31, 2011.

Of our non-accrual loans, $1.7 million and $3.9 million were 30-89 days delinquent, and $56.3 million and $69.8 million were over 90 days delinquent as of March 31, 2011 and December 31, 2010, respectively. Accruing loans 30-89 days delinquent were $3.6 million and $5.3 million as of March 31, 2011 and December 31, 2010, respectively.

The activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
	($ in thousands)

Balance as of beginning of period	$124,878	$152,508
Charge offs:
Commercial	(50)	(3,682)
Real estate	(3,727)	(13,355)
Real estate — construction	(11,530)	(857)

Total charge offs	(15,307)	(17,894)
Recoveries:
Commercial	—	—
Real estate	11,369	—
Real estate — construction	831	—

Total recoveries	12,200	—

Net charge offs	(3,107)	(17,894)
Charge offs upon transfer to held for sale	(43)	—
Provision for loan losses:
General	7,217	20,568
Specific	4,025	67,136

Total provision for loan losses	11,242	87,704

Balance as of end of period	$132,970	$222,318

Allowance for loan losses ratio	3.31%	6.92%

Provision for loan losses ratio (annualized)	1.14%	11.07%

Net charge offs as a percentage of average loans outstanding (annualized)	0.33%	2.31%

Our allowance for loan losses increased by $8.1 million to $133.0 million as of March 31, 2011 from $124.9 million as of December 31, 2010. This increase was comprised of a $7.2 million increase in general reserves and a $0.9 million increase in specific reserves on impaired loans.

The increase in general reserves was primarily due to an increase in non-impaired loans due to originations. As of March 31, 2011, the unpaid principal balance of non-impaired loans had increased to $3.8 billion and the general reserves allocated to that portfolio were $130.2 million, representing an effective reserve percentage of 3.5%. As of December 31, 2010, the unpaid principal balance of non-impaired loans was $3.5 billion and the general reserves allocated to that portfolio were $123.0 million, representing an effective reserve percentage of 3.5%.

The increase in specific reserves for the three months ended March 31, 2011 was related to new specific reserves of $16.2 million, which were offset by recoveries of $12.2 million and net charge-offs of $3.1 million taken during the period. The carrying values of our impaired loans reflect incurred losses that are inherent in our loan portfolio.

Given our loss experience, we consider our higher-risk loans within the commercial real estate portfolio to be loans secured by collateral that have not reached stabilization. As of March 31, 2011 and December 31, 2010, commercial real estate loans that have not reached stabilization had an outstanding principal balance of $163.5 million and $178.8 million, respectively. This amount was net of cumulative charge offs taken on these loans of $19.9 million and $21.0 million, respectively. There was no specific reserve allocated to these loans as of March 31, 2011 and December 31, 2010.

During the three months ended March 31, 2011 and 2010, loans with an aggregate carrying value of $96.2 million and $54.9 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings (“TDRs”). Loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $0.1 million as of March 31, 2011. There were no specific reserves allocated to loans that were involved in TDRs as of December 31, 2010.

During 2010, CapitalSource Bank restructured three commercial real estate loans into new loans using an “A note / B note” structure in which the B note component has been fully charged off. The contractual principal balances of these three loans prior to the restructurings totaled $91.6 million. In connection with the restructurings, $8.8 million of debt was forgiven and charged off, and $4.9 million was collected as principal payments, leaving $59.9 million of A notes and $18.2 million of B notes. In March 2011, one of these A / B note arrangements with an aggregate carrying value of $21.1 million as of December 31, 2010 was repaid in full, including the previously charged off B note. As of March 31, 2011, the aggregate carrying value of the remaining two A notes was $35.6 million, and as of December 31, 2010, the aggregate carrying value of the three A notes was $56.5 million. The B notes had no aggregate carrying value as of March 31, 2011 and December 31, 2010. During the three months ended March 31, 2011, one of the A notes that is a TDR with an aggregate carrying value of $23.5 million was no longer classified as impaired as it performed in accordance with market-based restructured terms for twelve consecutive months.

The workout strategy discussed above results in the A note equaling a balance the borrower can service and is underwritten to a loan to value ratio based on the current collateral valuation. The A note may be assigned an internal risk rating of pass based on the revised terms and management’s assessment of the borrower’s ability and intent to repay. The A note is structured at a market interest rate, and the A note debt service is typically covered by the in-place property operations allowing it to be placed on accrual status. The reduced loan amount induces the borrower to continue to support the loan and maintain the collateral despite the observed reduction in the collateral value. The B note usually bears no interest or an interest rate significantly below the market rate. The A note contains amortization provisions, and the B note requires amortization only after the full repayment of the A note.

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

Other Commercial Finance Segment

The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Non-accrual loans
Commercial	$252,088	$320,498
Real estate	56,202	61,320
Real estate — construction	66,483	68,671

Total loans on non-accrual	$374,773	$450,489

Accruing loans contractually past-due 90 days or more
Commercial	$2,078	$2,972
Real estate	6,238	6,238
Real estate — construction	38,569	39,806

Total accruing loans contractually past-due 90 days or more	$46,885	$49,016

Troubled debt restructurings(1)
Commercial	$115,427	$118,988

Total troubled debt restructurings	$115,427	$118,988

Total non-performing loans
Commercial	$369,593	$442,458
Real estate	62,440	67,558
Real estate — construction	105,052	108,477

Total non-performing loans	$537,085	$618,493

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

We had $6.8 million in potential problem loans as of December 31, 2010. We had no such potential problem loans as of March 31, 2011.

Of our non-accrual loans, $31.9 million and $18.5 million were 30-89 days delinquent, and $179.0 million and $200.7 million were over 90 days delinquent as of March 31, 2011 and December 31, 2010, respectively. Accruing loans 30-89 days delinquent were $9.4 million and $0.1 million as of March 31, 2011 and December 31, 2010, respectively.

The activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
	($ in thousands)

Balance as of beginning of period	$204,244	$434,188
Charge offs:
Commercial	(80,680)	(31,465)
Real estate	(116)	(23,568)
Real estate — construction	(359)	(38,335)

Total charge offs	(81,155)	(93,368)
Recoveries:
Commercial	1,105	—
Real estate	22	—
Real estate — construction	86	6

Total recoveries	1,213	6

Net charge offs	(79,942)	(93,362)
Charge offs upon transfer to held for sale	(7,565)	(8,187)
Provision for loan losses:
General	(35,283)	3,713
Specific	68,850	127,523

Total provision for loan losses	33,567	131,236

Balance as of end of period	$150,304	$463,875

Allowance for loan losses ratio	7.25%	9.69%

Provision for loan losses ratio (annualized)	6.57%	11.12%

Net charge offs as a percentage of average loans outstanding (annualized)	14.97%	8.06%

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

During the three months ended March 31, 2011 and 2010, loans with an aggregate carrying value of $58.6 million and $145.9 million, respectively, as of their respective restructuring dates, were involved in TDRs. Additionally, loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $50.1 million and $35.5 million as of March 31, 2011 and December 31, 2010, respectively.

The decrease in the provision for loan losses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily driven by a decrease in specific reserve provision related to impaired commercial and real estate construction loans. Our loans in categories with the greatest historical loss experience continue to pay off. Additionally, the majority of our new originations are in categories with lower historical loss experience. Due to the large individual credit exposures and characteristics of real estate loans, the level of charge offs in this area has been volatile in the past. However, we have few remaining large real estate loans in our portfolio and believe that we have appropriately reserved for all incurred losses. As of March 31, 2011 and December 31,

2010, the total outstanding principal balance of these higher-risk loans was $73.6 million and $84.5 million, respectively.

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

As of March 31, 2011, we had $1.7 billion of unfunded commitments to extend credit, of which $936.3 million were commitments of CapitalSource Bank and $810.7 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion to future fundings by us, and our clients may draw on these unfunded commitments at any time. We forecast adequate liquidity to fund the expected borrower draws under these commitments. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases, pursuant to intercompany agreements, to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace.

Unless otherwise specified, the figures presented in the following paragraphs are based on current forecasts and take into account activity since March 31, 2011. The information contained in this section should be read in conjunction with, and is subject to and qualified by the information set forth in our Risk Factors and the Cautionary Note Regarding Forward Looking Statements in our Form 10-K.

CapitalSource Bank Liquidity

The most significant variable in CapitalSource Bank’s liquidity management is our expectation regarding the net loan and deposit growth. CapitalSource Bank’s primary sources of liquidity include: deposits, payments of principal and interest on loans and securities, cash equivalents, and borrowings from the FHLB SF. Secondary sources of liquidity may also include: capital contributions and borrowings from the Parent Company, bank borrowings, and the issuance of debt securities. We intend to maintain sufficient liquidity at CapitalSource Bank to meet depositor demands and fund loan commitments and operations as well as to maintain liquidity ratios required by our regulators.

CapitalSource Bank’s primary uses of liquidity include: funding new and existing loans, purchasing investment securities, funding net deposit outflows, and paying operating expenses, including intercompany payments to the Parent Company for origination and other services performed on CapitalSource Bank’s behalf. CapitalSource Bank operates in accordance with the conditions imposed and contractual agreements entered in connection with regulatory approvals obtained upon its formation, including requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well-capitalized” under relevant banking regulations, and a ratio of tangible equity to tangible assets of not less than 10%. In addition, we have a policy to maintain 10% of CapitalSource Bank’s assets in unencumbered cash, cash equivalents and investments. In accordance with regulatory guidance, we have identified, modeled and planned for the financial, capital and liquidity impact of various events and scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, a material increase in loan funding obligations, a material increase in credit costs or any combination of these events. We anticipate that CapitalSource Bank would be able to maintain sufficient liquidity and ratios in excess of its required minimum ratios in these events and scenarios.

For information on CapitalSource Bank’s primary sources of liquidity, see Note 8, Deposits, and Note 10, Borrowings, in our consolidated financial statements for the three months ended March 31, 2011 and in our audited consolidated financial statements in our Form 10-K for the year ended December 31, 2010.

Parent Company Liquidity

The Parent Company’s need for liquidity is based on our expectation that the balance of our existing loan portfolio and other assets held in the Parent Company will run off over time. The Parent Company’s primary sources of liquidity include cash and cash equivalents, principal and interest payments, asset sales, and servicing fees from securitizations. A portion of the proceeds from some of these sources is required to be used to make net proceeds offers on our 2014 Senior Secured Notes. The Parent Company also has access to secondary sources of liquidity including bank borrowings and the issuance of debt securities, subject to restrictions under existing indebtedness; and the issuance of additional shares of equity. CapitalSource Bank is prohibited from paying dividends until July 2011 without consent from our regulators. We do not anticipate that dividends from CapitalSource Bank will provide any liquidity to fund the operations of the Parent Company for the near term future.

The Parent Company’s primary uses of liquidity include interest and principal payments on our existing debt, operating expenses, possible share repurchases, any dividends that we may pay, and the funding of unfunded commitments. The Parent Company is required to repurchase its 3.5% and 4.0% Convertible Debentures at the option of the noteholders on July 15, 2011. As of March 31, 2011, outstanding balances on the 3.5% and 4.0% Convertible Debentures were $8.4 million and $272.1 million, respectively. We currently intend to repurchase these Convertible Debentures with cash at or prior to July 15, 2011.

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of March 31, 2011, there were no amounts outstanding under this facility.

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

In addition, upon the occurrence of specified servicer defaults, the holders of the asset-backed notes issued in our term debt securitizations may elect to terminate us as servicer of the loans and appoint a successor servicer or replace us as cash manager. If we were terminated as servicer, we would no longer receive our servicing fee. In addition, because there can be no assurance that any successor servicer would be able to service the loans according to our standards, the performance of our loans could be materially adversely affected and income generated from those loans significantly reduced.

In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to two years. In December 2010, we repurchased 1,415,000 shares of our stock in open market transactions for a total purchase price of $9.9 million. All shares repurchased under this plan were retired upon settlement. There were no additional repurchases during the three months ended March 31, 2011. For additional information, see Note 12, Shareholders’ Equity, in our audited consolidated financial statements in our Form 10-K for the year ended December 31, 2010.

As of March 31, 2011, the Parent Company had one secured credit facility with an aggregate commitment of $40.0 million. There was no outstanding balance as of March 31, 2011, and we terminated this credit facility on April 12, 2011.

Commitments, Guarantees & Contingencies

As of March 31, 2011 and December 31, 2010, we had unfunded commitments to extend credit to our clients of $1.7 billion and $1.9 billion, respectively. Additional information on these contingencies is included in Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K, and Liquidity and Capital Resources — Parent Company Liquidity herein.

We have non-cancelable operating leases for office space and office equipment, which expire over the next fourteen years and contain provisions for certain annual rental escalations. For additional information, see Note 19, Commitments and Contingencies, in our audited consolidated financial statements in our Form 10-K for the year ended December 31, 2010.

We provide standby letters of credit in conjunction with several of our lending arrangements and under certain of our property leases. For additional information, see Note 16, Commitments and Contingencies, in our accompanying consolidated financial statements.

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

During the years ended December 31, 2010 and 2009, we sold all of our direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights, however, no such notification has been received to date. As of March 31, 2011, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Credit Risk Management

Credit risk is the risk of loss arising from adverse changes in a client’s or counterparty’s ability to meet its financial obligations under agreed-upon terms. Credit risk exists primarily in our loan and derivative portfolios and the portion of our investment portfolio comprised of non-agency MBS, non-agency ABS and CMBS. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the client, the contractual terms of the agreement and the availability and quality of collateral. We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding with an individual counterparty, by obtaining collateral based on the nature of the lending arrangement and management’s assessment of the client, and by applying uniform credit standards maintained for all activities with credit risk.

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

Our underwriting guidelines outline specific underwriting standards and minimum specific risk acceptance criteria for each lending product offered. Loan types defined within these guidelines have three broad categories, within our commercial, real estate, and real estate construction loan portfolios. These categories include asset-based loans, cash flow loans, and real estate loans, and each of these broad categories has specific subsections that define in detail the following:

•	Loan structures, which includes the lien positions, amortization provisions and loan tenors;

•	Collateral descriptions and appropriate valuation methods;

•	Underwriting considerations which include minimum diligence and verification requirements; and

•	Specific risk acceptance criteria which enumerate for each loan type the minimum acceptable credit performance standards. Examples of these criteria include maximum loan-to-value amounts for real estate loans, maximum advance rate amounts for asset-based loans and minimum historical and projected debt service coverage amounts for all loans.

We measure and document each loan’s compliance with our specific risk acceptance criteria at underwriting. If at underwriting, there is an exception to these criteria, an explanation of the factors that mitigate this additional risk is considered before an approval is granted.

Credit risk management for our loan portfolios begins with an assessment of the credit risk profile of a client based on an analysis of the client’s financial position. As part of the overall credit risk assessment of a client, each commercial credit exposure or transaction is assigned a risk rating that is subject to approval based on defined credit approval standards. While rating criteria vary by product, each loan rating focuses on the same two factors: the client’s ability to repay the loan and the adequacy of collateral. Subsequent to loan origination, risk ratings are reassessed on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s financial condition, cash flow or financial situation. When managing the loan portfolio and making credit decisions, we consider various portfolio credit statistics and trends. Some examples include the risk ratings trends for loan types and various credit concentrations (by loan type, by client business, by real estate collateral property type, and by real estate collateral location among other factors).

We use a variety of tools to continuously monitor a client’s ability to perform under its obligations. Additionally, we syndicate loan exposure to other lenders, sell loans and use other risk mitigation techniques to manage the size and risk profile of our loan portfolio.

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of March 31, 2011, the single largest industry concentration was healthcare and social assistance, which made up approximately 20% of our loan portfolio. As of March 31, 2011, taken in the aggregate, non-healthcare real estate loans, which was our largest loan concentration, made up approximately 29% of our loan portfolio. As of March 31, 2011, the largest geographical concentration was California, which made up approximately 13% of our loan portfolio.

Selected information pertaining to our largest credit relationships as of March 31, 2011 was as follows:

				Amount of			Allowance		Date of Last	Amount of
Loan	% of Total			Loan(s) at	Loan		for Loan	Underlying	Collateral	Last
Balance	Portfolio	Loan Type	Industry	Origination	Commitment	Performing	Losses	Collateral(1)	Appraisal	Appraisal
				($ in thousands)

$371,270(2)	6.1%	Commercial and Real Estate	Health Care and Social Assistance	$607,180	$371,270	Yes	$—	Stock pledge	N/A	N/A

227,738	3.7	Commercial and Real Estate - Construction	Accommodation and Food Services and Finance and Insurance	173,663	255,957	Partial(3)	—	Timeshare receivables	N/A	N/A(3)

201,310	3.3	Real Estate	Accommodation and Food Services	5,006	205,212	Yes	—	Portfolio of vacation properties	December 2006 - November 2010	$627,851(4)

116,107	1.9	Real Estate - Construction	Accommodation and Food Services	60,130	141,731	No	—	Hotel	June 2010	$182,000(5)

$916,425	15.0%			$845,979	$974,170

(1)	Represents the primary collateral securing the loan. In certain cases, there may be additional types of collateral.

(2)	Our total loan balance of $371.3 million, comprised of a commercial loan with a balance of $325.0 million and a real estate loan with a balance of $46.3 million, was repaid in full on April 1, 2011.

(3)	The collateral that secures our loan balance of $227.7 million as of March 31, 2011 primarily consists of timeshare receivables and timeshare real estate that had a total value of $734.1 million as of March 31, 2011. Total senior debt, including our loan balance, secured by the collateral was $321.3 million as of March 31, 2011. This credit relationship includes multiple loans, one of which, with a balance of $38.6 million, is non-performing.

(4)	Total senior debt, including our loan balance, was $277.8 million as of March 31, 2011.

(5)	Total senior debt, including our loan balance, was $196.0 million as of March 31, 2011.

Non-performing loans in our portfolio of loans held for investment may include non-accrual loans, accruing loans contractually past due, or TDRs. Our remediation efforts on these loans are based upon the characteristics of each specific situation. The various remediation efforts that we may undertake include, among other things, one of or a combination of the following:

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

There were 111 credit relationships in the non-performing portfolio as of March 31, 2011, and our largest non-performing credit relationship totaled $116.1 million and comprised 14.3% of our total non-performing loans. This credit relationship comprises real estate construction loans to a borrower in the accommodation and food services industry. The primary collateral supporting these loans is a hotel. These loans were originated in June 2007. The outstanding loan balances as of March 31, 2011 for this relationship are inclusive of charge offs taken to reduce the outstanding loan balances to the estimated fair value of the collateral based upon an appraisal received in 2010.

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

A summary of concessions granted by loan type, including the accrual status of the loans as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011			December 31, 2010
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total
	($ in thousands)

Commercial
Interest rate and fee reduction	$3,361	$—	$3,361	$24,185	$—	$24,185
Maturity extension	92,279	78,618	170,897	104,872	79,481	184,353
Payment deferral	11,031	12,022	23,053	18,235	4,189	22,424
Multiple concessions	45,833	25,280	71,113	57,912	35,121	93,033

	152,504	115,920	268,424	205,204	118,791	323,995

Real estate
Interest rate and fee reduction	2,098	—	2,098	1,880	—	1,880
Maturity extension	5,597	35,601	41,198	25,910	35,471	61,381
Payment deferral	—	67,246	67,246	—	—	—
Multiple concessions	1,379	—	1,379	—	—	—

	9,074	102,847	111,921	27,790	35,471	63,261

Real estate — construction
Maturity extension	148,121	—	148,121	153,982	—	153,982
Multiple concessions	—	—	—	13,875	—	13,875

	148,121	—	148,121	167,857	—	167,857

Total	$309,699	$218,767	$528,466	$400,851	$154,262	$555,113

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

Losses incurred on TDRs since their initial restructuring by concession and loan type for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
	($ in thousands)

Commercial
Interest rate and fee reduction	$18,728	$4,723
Maturity extension	5,561	8,628
Payment deferral	7,443	547
Multiple concessions	27,140	3,061

	58,872	16,959
Real estate
Maturity extension	—	257

	—	257
Real estate — construction
Maturity extension	11,795	12,899
Multiple concessions	—	1,993

	11,795	14,892

Total	$70,667	$32,108

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three months ended March 31, 2011, 0.4% related to loans for which the initial TDR on the borrower occurred prior to 2008, 41.1% related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status as of March 31, 2011. We recognized approximately $0.2 million of interest income for the three months ended March 31, 2011 on the commercial loans that experienced losses during this period.

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three months ended March 31, 2010, 25.8% related to loans that had additional modifications subsequent to their initial TDRs, and all of the additional losses related to loans that were on non-accrual status as of March 31, 2010. We recognized approximately $0.2 million of interest income for the three months ended March 31, 2010 on the commercial loans that experienced losses during this period.

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

Interest Rate Risk Management

Interest rate risk in our normal course of business refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our loan portfolio bears interest at a spread to the LIBOR rate or a prime-based rate with most of the remainder bearing interest at a fixed rate. Approximately half of our borrowings bear interest at a spread to LIBOR or CP, with the remainder bearing interest at a fixed rate. Our deposits are fixed rate, but at short terms. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below. For additional information, see Note 17, Derivative Instruments, in our consolidated financial statements for the three months ended March 31, 2011.

The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to the combined portfolios of our segments as of March 31, 2011, were as follows ($ in thousands):

Rate Change
(Basis Points)

+ 200	$16,291
+ 100	2,885
+ 50	745
−50	1,597
−100	1,735
−200	1,544

For the purpose of the above analysis, we included loans, investment securities, borrowings, deposits and derivatives. In addition, we assumed that the size of the current portfolio remains the same as the existing portfolio as of March 31, 2011. Loans, investment securities and deposits are assumed to be replaced as they run off. The new loans, investment securities and deposits are assumed to have interest rates that reflect our forecast of prevailing market terms. We also assumed that LIBOR does not fall below 0.15% for loans and borrowings, and that the prime rate does not fall below 3.0% for loans.

As of March 31, 2011, approximately 50% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest. Of the loans with interest rate floors, approximately 93% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of March 31, 2011 were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Below the interest rate floor	$2,973,756	48%
Exceeding the interest rate floor	7,187	1
At the interest rate floor	60,107	1
Loans with interest rate floors on non-accrual	147,547	2
Loans with no interest rate floor	2,897,126	48

Total	$6,085,723	100%

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

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K. Accounting estimates are considered critical if the estimate requires management to make assumptions and judgments about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. We have established detailed policies and procedures to ensure that the assumptions and judgments surrounding these areas are adequately controlled, independently reviewed and consistently applied from period to period. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates. Our critical accounting estimates are described in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2010.

Supervision and Regulation

This is an update to certain sections from our discussion of Supervision and Regulation in our Form 10-K. For further information and discussion of supervision and regulation matters, see Item I. Business — Supervision and Regulation, in our Form 10-K for the year ended December 31, 2010. Together with the discussion of supervision and regulation matters in our Form 10-K for the year ended December 31, 2010, the following describes some of the more significant laws, regulations, and policies that affect our operations, but is not intended to be a complete listing of all laws that apply to us. From time to time, federal, state and foreign legislation is enacted and regulations are adopted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. We cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

Our bank operations are subject to regulation by federal and state regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions. CapitalSource Bank is a California industrial bank and is subject to supervision and regular examination by the FDIC and the California Department of Financial Institutions (“DFI”). CapitalSource Bank’s deposits are insured up to the maximum amounts permitted by law.

Although the Parent Company is not directly regulated or supervised by the DFI, the FDIC, the Federal Reserve Board or any other federal or state bank regulatory authority either as a bank holding company or otherwise, the FDIC has authority pursuant to a contractual supervisory agreement with the Parent Company and CapitalSource Bank (the “Parent Company Agreement”) to examine the Parent Company and the relationship and transactions between it and CapitalSource Bank and the effect of such relationships and transactions on CapitalSource Bank. The Parent Company also is subject to regulation by other applicable federal and state agencies, such as the Securities and Exchange Commission. We are required to file periodic reports with these regulators and provide any additional information that they may require.

General

CapitalSource Bank must file reports with the DFI and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to changing its approved business plan or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.

CapitalSource Bank will complete its initial three year de novo period in July 2011. Based on communications from the FDIC, we expect that the conditions contained in the FDIC Order granting deposit insurance that prohibit the payment of dividends by CapitalSource Bank, require certain reporting by the Parent Company (some of which are required under other laws and regulations) and impose limitations on organizational changes and intercompany contractual arrangements will cease to apply after July 2011. The rest of the conditions contained in such Order will effectively remain in place after July 2011 pursuant to the continued existence of the contractual agreements between the Parent Company, CapitalSource Bank and the FDIC until such time as we apply for and are granted relief by the FDIC from the requirements of these agreements. Among these remaining conditions is the requirement that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15% to be supported by the Parent Company. Notwithstanding the termination of any of the conditions, CapitalSource Bank will remain subject to bank safety and soundness requirements as well as to various regulatory capital requirements established by federal and state regulatory agencies, including any new conditions that our regulators may determine.

Under current FDIC guidance, CapitalSource Bank is required to file a revised business plan for years four to seven of an expanded de novo period. During this time period, CapitalSource Bank may be subject to increased supervision than would otherwise not be applicable to a bank that has been in existence longer than three years, including enhanced FDIC supervision for compliance examinations and Community Reinvestment Act evaluations.

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

Pursuant to the Parent Company Agreement, the Parent Company has consented to examination by the FDIC for purposes of monitoring compliance with the laws and regulations applicable to CapitalSource Bank and its affiliates. The Parent Company and CapitalSource Bank also are parties to a Capital Maintenance and Liquidity Agreement (the “CMLA”) with the FDIC providing that, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain CapitalSource Bank’s total risk-based capital ratio at all times to meet or exceed the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of the CMLA, the Parent Company has provided, and is required to continue to provide, a $150.0 million unsecured revolving credit facility that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. The Parent Company Agreement also requires the Parent Company to maintain the capital levels of CapitalSource Bank at the levels required in the CMLA.

Limitations on Dividends and other Distributions

The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. The Federal Deposit Insurance Corporation Improvement Act prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to shareholders during this period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with appropriate regulatory approval in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year or the bank’s net income for its current fiscal year.

The federal banking agencies also have the authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for additional information on our derivatives, see Note 17, Derivative Instruments, in our consolidated financial statements for the three months ended March 31, 2011, and Note 22, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2010 included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2011 was as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate
			Shares Purchased	Dollar Value)
	Total Number		as Part of Publicly	that May
	of Shares	Average	Announced Plan	Yet be Purchased
	Purchased(1)	Price Paid	or Programs	Under the Plans(2)

January 1 — January 31, 2011	325,589	$7.08	325,000	—
February 1 — February 28, 2011	3,836	7.63	—	—
March 1 — March 31, 2011	16,655	7.40	—	—

Total	346,080	$7.10	325,000	$140,085,757

(1)	Includes the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)	In December 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock over a period of up to two years. Any share repurchases made under the stock repurchase plan will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. In December 2010, we repurchased 1,415,000 shares of our common stock under the share repurchase plan, at an average price of $7.01 per share for a total purchase price of $9.9 million. Of these purchases, purchases of 325,000 shares at an average price of $7.08 per share were settled in January 2011, which, for accounting purposes, were recorded in December 2010. All shares repurchased under the share repurchase plan were retired upon settlement. There were no additional repurchases during the three months ended March 31, 2011.

ITEM 5.	OTHER INFORMATION

On April 29, 2011 CapitalSource Bank filed its Consolidated Reports of Condition and Income for A Bank With Domestic Offices Only — FFIEC 041, for the quarter ended March 31, 2011 (the “Call Report”) with the Federal Deposit Insurance Corporation (“FDIC”).

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: May 3, 2011	/s/ STEVEN A. MUSELES Steven A. Museles Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2011	/s/ JAMES J. PIECZYNSKI James J. Pieczynski Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2011	/s/ DONALD F. COLE Donald F. Cole Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2011	/s/ BRYAN D. SMITH Bryan D. Smith Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No		Description

3.1		Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008) (incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2		Amended and Restated Bylaws (composite version; reflects all amendments through February 16, 2011)(incorporated by reference to exhibit 3.1 to the Form 8-K filed by CapitalSource on February 18, 2011).
10	.1*	CapitalSource Bank Chief Executive Officer and Chief Financial Officer Compensation program.†
12.1		Ratio of Earnings to Fixed Charges.†
31	.1.1	Rule 13a — 14(a) Certification of Chairman of the Board and Co-Chief Executive Officer.†
31	.1.2	Rule 13a — 14(a) Certification of Chairman of the Board and Co-Chief Executive Officer.†
32		Rule 13a — 14(a) Certification of Chief Financial Officer.†
99.1		CapitalSource Bank’s Consolidated Reports of Condition and Income For A Bank with Domestic Office only-FFIEC 041, for the quarter ended March 31, 2011.†
101	.INS	XBRL Instance Document†
101	.SCH	XBRL Taxonomy Extension Schema Document†
101	.CAL	XBRL Taxonomy Calculation Linkbase Document†
101	.LAB	XBRL Taxonomy Label Linkbase Document†
101	.PRE	XBRL Taxonomy Presentation Linkbase Document†
101	.DEF	XBRL Taxonomy Definition Document†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.