Form 10-Q
period 2011-06-30
CAPITALSOURCE INC
filed 2011-08-03
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 28, 2011, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 322,795,880.

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and 2010	4
	Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended June 30, 2011	5
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010	6
	Notes to the Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	90
Item 4.	Controls and Procedures	90

PART II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	91
Item 5.	Other Information	91
Item 6.	Exhibits	91
Signatures		92
Index to Exhibits		93
Exhibit 12.1
Exhibit 31.1
Exhibit 31.1.2
Exhibit 31.2
Exhibit 32
Exhibit 99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CapitalSource Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
	($ in thousands)

ASSETS
Cash and cash equivalents	$1,581,266	$820,450
Restricted cash (including $54.3 million and $46.5 million, respectively, of cash that can only be used to settle obligations of consolidated VIEs)	101,256	128,586
Investment securities:
Available-for-sale, at fair value	1,472,743	1,522,911
Held-to-maturity, at amortized cost	136,250	184,473

Total investment securities	1,608,993	1,707,384
Loans:
Loans held for sale	119,247	205,334
Loans held for investment	5,482,736	6,152,876
Less deferred loan fees and discounts	(77,591)	(106,438)
Less allowance for loan losses	(199,138)	(329,122)

Loans held for investment, net (including $670.3 million and $889.7 million, respectively, of loans that can only be used to settle obligations of consolidated VIEs)	5,206,007	5,717,316

Total loans	5,325,254	5,922,650
Interest receivable	38,117	57,393
Other investments	61,665	71,889
Goodwill	173,135	173,135
Other assets	425,258	563,920

Total assets	$9,314,944	$9,445,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,785,790	$4,621,273
Credit facilities	—	67,508
Term debt (including $410.6 million and $693.5 million, respectively, in obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.)	697,910	979,254
Other borrowings	1,451,983	1,375,884
Other liabilities	268,911	347,546

Total liabilities	7,204,594	7,391,465
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 323,179,426 and 323,225,355 shares issued and outstanding, respectively)	3,232	3,232
Additional paid-in capital	3,917,731	3,911,341
Accumulated deficit	(1,857,311)	(1,870,572)
Accumulated other comprehensive income, net	46,698	9,941

Total shareholders’ equity	2,110,350	2,053,942

Total liabilities and shareholders’ equity	$9,314,944	$9,445,407

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
	($ in thousands, except per share data)

Net interest income:
Interest income:
Loans	$113,647	$148,797	$237,147	$305,047
Investment securities	12,688	15,619	31,040	30,210
Other	1,090	304	1,390	877

Total interest income	127,425	164,720	269,577	336,134
Interest expense:
Deposits	13,398	15,279	26,781	31,637
Borrowings	32,409	45,478	65,778	94,121

Total interest expense	45,807	60,757	92,559	125,758

Net interest income	81,618	103,963	177,018	210,376
Provision for loan losses	1,523	25,262	46,332	244,202

Net interest income (loss) after provision for loan losses	80,095	78,701	130,686	(33,826)
Operating expenses:
Compensation and benefits	29,098	29,423	59,477	63,606
Professional fees	10,914	8,497	18,102	18,867
Other administrative expenses	15,310	15,671	32,004	34,323

Total operating expenses	55,322	53,591	109,583	116,796
Other income (expense):
Gain on investments, net	8,725	10,257	32,240	16,336
Loss on derivatives	(271)	(3,614)	(2,149)	(7,951)
Net expense of real estate owned and other foreclosed assets	(10,355)	(43,175)	(20,528)	(83,667)
Other income, net	10,971	1,726	17,498	18,201

Total other income (expense)	9,070	(34,806)	27,061	(57,081)

Net income (loss) from continuing operations before income taxes	33,843	(9,696)	48,164	(207,703)
Income tax expense (benefit)	17,249	(4,174)	28,411	16,832

Net income (loss) from continuing operations	16,594	(5,522)	19,753	(224,535)
Net income from discontinued operations, net of taxes	—	2,166	—	9,489
Net gain from sale of discontinued operations, net of taxes	—	21,696	—	21,696

Net income (loss)	$16,594	$18,340	$19,753	$(193,350)

Basic income (loss) per share:
From continuing operations	$0.05	$(0.02)	$0.06	$(0.70)
From discontinued operations	$—	$0.08	$—	$0.10
Net income (loss) per share	$0.05	$0.06	$0.06	$(0.60)
Diluted income (loss) per share:
From continuing operations	$0.05	$(0.02)	$0.06	$(0.70)
From discontinued operations	$—	$0.08	$—	$0.10
Net income (loss) per share	$0.05	$0.06	$0.06	$(0.60)
Average shares outstanding:
Basic	320,426,484	320,802,358	320,311,588	320,547,818
Diluted	327,087,717	320,802,358	327,025,588	320,547,818
Dividends declared per share	$0.01	$0.01	$0.02	$0.02

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income, net	Equity
	(Unaudited)
	($ in thousands)

Total shareholders’ equity as of December 31, 2010	$3,232	$3,911,341	$(1,870,572)	$9,941	$2,053,942
Net income	—	—	19,753	—	19,753
Other comprehensive income:
Unrealized gain, net of tax	—	—	—	36,757	36,757

Total comprehensive income					56,510
Dividends paid	—	45	(6,492)	—	(6,447)
Stock option expense	—	3,026	—	—	3,026
Exercise of options	2	802	—	—	804
Restricted stock activity	(2)	2,517	—	—	2,515

Total shareholders’ equity as of June 30, 2011	$3,232	$3,917,731	$(1,857,311)	$46,698	$2,110,350

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	($ in thousands)

Operating activities:
Net income (loss)	$19,753	$(193,350)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock option expense	3,026	2,402
Restricted stock expense	3,511	6,141
Gain on extinguishment of debt	—	(1,096)
Amortization of deferred loan fees and discounts	(40,869)	(38,771)
Paid-in-kind interest on loans	29,804	6,143
Provision for loan losses	46,332	244,202
Provision for unfunded commitments	—	(510)
Amortization of deferred financing fees and discounts	15,956	30,925
Depreciation and amortization	74	523
Provision for deferred income taxes	50,354	25,066
Non-cash (gain) loss on investments, net	(35,708)	478
Gain on assets acquired through business combination	—	(3,724)
Non-cash loss on foreclosed assets and other property and equipment disposals	17,765	57,302
Unrealized loss (gain) on derivatives and foreign currencies, net	2,130	(13,110)
Accretion of discount on commercial real estate “A” participation interest	—	(8,222)
Decrease in interest receivable	19,276	20,367
Decrease in loans held for sale, net	200,950	7,507
Decrease (increase) in other assets	72,029	(6,095)
Decrease in other liabilities	(76,566)	(35,537)

Cash provided by operating activities	327,817	100,641
Investing activities:
Decrease in restricted cash	27,330	26,125
Decrease in commercial real estate “A” participation interest, net	—	368,324
Decrease in loans, net	364,546	343,501
Assets acquired through business combination, net of cash acquired	—	(98,800)
Cash received for real estate	—	339,643
Reduction (acquisition) of marketable securities, available for sale, net	94,790	(542,526)
Reduction of marketable securities, held to maturity, net	54,689	46,304
Reduction of other investments, net	23,683	20,352
Acquisition of property and equipment, net	(7,094)	(757)

Cash provided by investing activities	557,944	502,166
Financing activities:
Payment of deferred financing fees	—	(4,430)
Deposits accepted, net of repayments	164,517	86,892
Repayments on credit facilities, net	(68,792)	(206,696)
Borrowings of term debt	—	14,784
Repayments and extinguishment of term debt	(282,985)	(710,160)
Borrowings under (repayments of) other borrowings	67,958	(233,154)
Proceeds from exercise of options	804	347
Payment of dividends	(6,447)	(6,485)

Cash used in financing activities	(124,945)	(1,058,902)

Increase (decrease) in cash and cash equivalents	760,816	(456,095)
Cash and cash equivalents as of beginning of period	820,450	1,177,020

Cash and cash equivalents as of end of period	$1,581,266	$720,925

Supplemental information:
Noncash transactions from investing and financing activities:
Third-party assumption of debt	$—	$203,679
Assets acquired through foreclosure	10,911	74,643

See accompanying notes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

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

For the three and six months ended June 30, 2011, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the three and six months ended June 30, 2010, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment during 2010, and consequently, we have presented the financial condition and results of operations within our Healthcare Net Lease segment as discontinued operations for all periods presented. We have reclassified all comparative period results to reflect our two current reportable segments. For additional information, see Note 19, Segment Data.

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

The accompanying financial statements reflect our consolidated accounts and those of other entities in which we have a controlling financial interest including our majority-owned subsidiaries and variable interest entities (“VIEs”) for which we determined that we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended its guidance on fair value measurements and disclosure, which was intended to improve transparency in financial reporting by requiring enhanced disclosures related to fair value measurements. These new disclosures provided for disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy, of fair value measurements for each class of assets and liabilities presented, of separate information for acquisitions, sales, issuances, and settlements in the rollforward of activity of Level 3 fair value measurements, and of valuation techniques used in recurring and nonrecurring fair value measurements for both Level 2 and Level 3 measurements. We adopted this guidance on January 1, 2010, except for the guidance related to acquisitions, sales, issuances, and settlements in the rollforward of activity of Level 3 fair value measurements, which is effective for annual reporting periods ending after December 15, 2010, and for interim periods within those annual reporting periods. We adopted the guidance related to the rollforward of activity of Level 3 fair value measurements on January 1, 2011, and it did not have a material impact on our consolidated financial statements.

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

In April 2011, the FASB amended its guidance on loans to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. This guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. We adopted this guidance as of July 1, 2011, and we anticipate that the adoption will not have a material impact on our consolidated financial statements.

In May 2011, the FASB amended its guidance on fair value measurements to achieve common disclosure requirements for GAAP and International Financial Accounting Standards (“IFRS”). The amendments clarify existing GAAP requirements for fair value measurements and eliminate wording differences between current GAAP and IFRS guidelines. This guidance is effective for interim and annual periods beginning after December 15, 2011. We plan to adopt this guidance as of January 1, 2012, and we anticipate that the adoption will not have a material impact on our consolidated financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholders’ equity. An entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and of other comprehensive income needs to be displayed under either alternative. This guidance is effective for interim and annual periods beginning after December 15, 2011. We plan to adopt this guidance as of January 1, 2012, and we anticipate that the adoption will not have a material impact on our consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Discontinued Operations

In 2010, we completed the sale of our long-term healthcare facilities, and as a result, we exited the skilled nursing home ownership business. Consequently, we have presented the results of operations for this business as discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business.

The condensed statements of operations for the three and six months ended June 30, 2011 and 2010 for our discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands)

Revenue:
Operating lease income	$—	$13,484	$—	$28,750
Expenses:
Interest	—	10,670	—	15,183
Depreciation	—	—	—	2,540
General and administrative	—	658	—	1,481
Other (income) expense	—	(10)	—	57

Total expenses	—	11,318	—	19,261
Gain from sale of discontinued operations	—	21,696	—	21,696

Net income attributable to discontinued operations	$—	$23,862	$—	$31,185

Note 4.	Cash and Cash Equivalents and Restricted Cash

As of June 30, 2011 and December 31, 2010, our cash and cash equivalents and restricted cash balances were as follows:

	June 30, 2011		December 31, 2010
	Unrestricted	Restricted	Unrestricted	Restricted
	($ in thousands)

Cash and cash equivalents and restricted cash:
Cash and due from banks(1)	$257,618	$46,882	$576,276	$58,814
Interest-bearing deposits in other banks(2)	147,667	—	70,383	10,213
Other short-term investments(3)	1,175,981	54,374	173,791	59,559

Total cash and cash equivalents and restricted cash	$1,581,266	$101,256	$820,450	$128,586

(1)	Represents principal and interest collections, including those related to loans held by securitization trusts or pledged to financing sources.

(2)	Represents principal and interest collections on loan assets pledged to financing sources. Included in these balances for CapitalSource Bank were $83.1 million and $63.6 million in deposits at the Federal Reserve Bank (“FRB”) as of June 30, 2011 and December 31, 2010, respectively.

(3)	Represents principal and interest collections, including those related to loans held by securitization trusts or pledged to financing sources and also includes short-term investments held by CapitalSource Bank. Cash is invested in short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P) P1 (Moody’s) or F1 (Fitch) and in a short-term money market fund which has a rating of AAAm (S&P) and Aaa (Moody’s).

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Loans and Credit Quality

As of June 30, 2011 and December 31, 2010, our outstanding loan balance was $5.6 billion and $6.4 billion, respectively. Included in these amounts were loans held for sale and loans held for investment. As of June 30, 2011 and December 31, 2010, interest and fee receivables totaled $33.6 million and $52.7 million, respectively.

Loans Held for Sale

We determine when to sell a loan on a loan-by-loan basis and consider several factors, including the credit quality of the loan, any financing secured by the loan and any requirements related to the release of liens and use of sales proceeds, the potential sale price relative to our loan valuation, our liquidity needs, and the resources necessary to ensure an adequate recovery if we continued to hold the loan. When our analysis indicates that the proper strategy is to sell a loan, we initiate the sale process and designate the loan as held for sale.

During the three months ended June 30, 2011 and 2010, we transferred to held for sale, from held for investment, loans with a carrying value of $135.4 million, all of which were impaired, and $55.2 million, of which $41.7 million were impaired, respectively. These transfers were based on our decision to sell these loans as part of overall portfolio management and workout strategies. We incurred $1.4 million and $7.5 million of losses due to valuation adjustments at the time of transfer during the three months ended June 30, 2011 and 2010, respectively. We did not reclassify any loans from held for sale to held for investment during the three months ended June 30, 2011 and 2010, respectively.

During the six months ended June 30, 2011 and 2010, we transferred to held for sale, from held for investment, loans with a carrying value of $165.7 million, all of which were impaired, and $92.8 million, of which $70.7 million were impaired, respectively. We incurred $1.4 million and $7.5 million of losses due to valuation adjustments at the time of transfer for the six months ended June 30, 2011 and 2010, respectively. We reclassified $28.6 million and $10.5 million of loans from held for sale to held for investment during the six months ended June 30, 2011 and 2010, respectively, based upon our intent to retain these loans for investment.

During the three and six months ended June 30, 2011, we recognized net pre-tax gains of $3.1 million and $4.4 million, respectively, related to sales of loans. During the three and six months ended June 30, 2010, we recognized net pre-tax losses of $7.6 million and $7.5 million, respectively, related to sales of loans.

As of June 30, 2011 and December 31, 2010, loans held for sale with an outstanding balance of $118.7 million and $14.7 million, respectively, were classified as non-accrual loans. We did not record any fair value write-downs on non-accrual loans held for sale during the three and six months ended June 30, 2011. We recorded $5.6 million in fair value write-downs on non-accrual loans held for sale during the three and six months ended June 30, 2010.

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

During the three and six months ended June 30, 2011, we purchased loans held for investment with an unpaid principal balance of $32.0 million and $347.3 million, respectively. As of June 30, 2011 and December 31, 2010, the

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value of each class of loans held for investment, separated by performing and non-performing categories, was as follows:

	June 30, 2011			December 31, 2010
Class	Performing	Non-Performing	Total	Performing	Non-Performing	Total
	($ in thousands)

Asset-based	$1,057,201	$112,346	$1,169,547	$1,352,039	$194,625	$1,546,664
Cash flow	1,619,384	204,656	1,824,040	1,558,783	264,786	1,823,569
Healthcare asset-based	252,910	2,101	255,011	269,339	2,925	272,264
Healthcare real estate	480,176	27,328	507,504	841,774	28,866	870,640
Multi-family	722,564	1,811	724,375	328,300	11,010	339,310
Real estate	594,696	192,290	786,986	725,972	356,087	1,082,059
Small business	126,657	11,025	137,682	101,761	10,171	111,932

Total(1)	$4,853,588	$551,557	$5,405,145	$5,177,968	$868,470	$6,046,438

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

As of June 30, 2011 and December 31, 2010, CapitalSource Bank pledged loans held for investment with an unpaid principal balance of $367.2 million and $166.1 million, respectively, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) as collateral for its financing facility.

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

Credit risk management for the loan portfolio begins with an assessment of the credit risk profile of a client generally based on an analysis of the client’s payment performance, cash flow and financial position. As part of the overall credit risk assessment of a client, each credit exposure is assigned an internal risk rating that is subject to approval based on defined credit approval standards. While rating criteria vary by product, each loan rating focuses on the same two factors: financial performance and collateral. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s financial condition, cash flow or financial position. We use risk rating aggregations to measure and evaluate concentrations within the loan portfolio. In making decisions regarding credit, we consider risk rating, collateral and industry concentration limits.

We believe that the likelihood of not being paid according to the contractual terms of a loan is, in large part, dependent upon the assessed level of risk associated with the loan. The internal rating that is assigned to a loan provides a view as to the relative risk of each loan. We employ an internal risk rating scale to establish a view of the credit quality of each loan. This scale is based on the credit classifications of assets as prescribed by government regulations and industry standards and is separated into the following groups:

•	Pass — Loans with standard, acceptable levels of credit risk;

•	Special mention — Loans that have potential weaknesses that deserve close attention, and which, if left uncorrected, may result in a loss or deterioration of our credit position;

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Substandard — Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected; and

•	Doubtful — Loans that have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full improbable based on currently existing facts, conditions, and values.

As of June 30, 2011 and December 31, 2010, the carrying value of each class of loans held for investment, by internal risk rating, was as follows:

	Internal Risk Rating
Class	Pass	Special Mention	Substandard	Doubtful	Total
	($ in thousands)

As of June 30, 2011:
Asset-based	$856,917	$140,533	$99,366	$72,731	$1,169,547
Cash flow	1,313,942	84,324	382,544	43,230	1,824,040
Healthcare asset-based	216,726	28,879	8,391	1,015	255,011
Healthcare real estate	417,998	40,362	44,978	4,166	507,504
Multi-family	714,939	4,463	3,162	1,811	724,375
Real estate	397,966	38,395	248,843	101,782	786,986
Small business	121,607	3,918	7,497	4,660	137,682

Total(1)	$4,040,095	$340,874	$794,781	$229,395	$5,405,145

As of December 31, 2010:
Asset-based	$1,207,990	$39,612	$169,986	$129,076	$1,546,664
Cash flow	1,110,779	216,399	350,287	146,104	1,823,569
Healthcare asset-based	245,486	9,243	15,509	2,026	272,264
Healthcare real estate	773,955	37,730	47,090	11,865	870,640
Multi-family	330,017	—	8,919	374	339,310
Real estate	396,044	98,401	470,034	117,580	1,082,059
Small business	97,444	6,278	5,514	2,696	111,932

Total(1)	$4,161,715	$407,663	$1,067,339	$409,721	$6,046,438

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

Non-Accrual and Past Due Loans

We will place a loan on non-accrual status if there is substantial doubt about the borrower’s ability to service its debt and other obligations or if the loan is 90 or more days past due and is not well-secured and in the process of collection. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed and the recognition of interest and fee income on that loan will stop until factors no longer indicate collection is doubtful and the loan has been brought current. Payments received on non-accrual loans are generally first applied to principal. A loan may be returned to accrual status when its interest or principal is current, repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. Cash payments received from the borrower and applied to the principal balance of the loan while the loan was on non-accrual status are not reversed if a loan is returned to accrual status.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2011 and December 31, 2010, the carrying value of non-accrual loans was as follows:

	June 30, 2011	December 31, 2010
	($ in thousands)

Asset-based	$73,820	$142,847
Cash flow	113,996	183,606
Healthcare asset-based	2,101	2,925
Healthcare real estate	27,328	28,866
Multi-family	1,811	11,010
Real estate	110,274	265,615
Small business	5,997	4,980

Total(1)	$335,327	$639,849

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

As of June 30, 2011 and December 31, 2010, the delinquency status of loans in our loan portfolio was as follows:

						Greater than 90
	30-89 Days	Greater than 90				Days Past Due and
	Past Due	Days Past Due	Total Past Due	Current	Total Loans	Accruing
	($ in thousands)

As of June 30, 2011:
Asset-based	$—	$20,424	$20,424	$1,142,382	$1,162,806	$1,982
Cash flow	751	36,304	37,055	1,786,985	1,824,040	—
Healthcare asset-based	—	—	—	255,011	255,011	—
Healthcare real estate	—	21,167	21,167	483,430	504,597	—
Multi-family	205	349	554	723,821	724,375	—
Real estate	—	91,579	91,579	692,950	784,529	37,870
Small business	2,297	4,606	6,903	125,751	132,654	—

Total(1)	$3,253	$174,429	$177,682	$5,210,330	$5,388,012	$39,852

As of December 31, 2010:
Asset-based	$8,074	$27,130	$35,204	$1,500,537	$1,535,741	$3,244
Cash flow	10,573	60,644	71,217	1,752,352	1,823,569	—
Healthcare asset-based	—	—	—	272,264	272,264	—
Healthcare real estate	—	25,887	25,887	840,527	866,414	—
Multi-family	2,324	9,293	11,617	327,692	339,309	—
Real estate	54	148,197	148,251	924,590	1,072,841	45,783
Small business	4,317	4,981	9,298	97,444	106,742	—

Total(1)	$25,342	$276,132	$301,474	$5,715,406	$6,016,880	$49,027

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

Impaired Loans

We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include loans where we expect to encounter a significant delay in the collection of and/or a shortfall in the amount of contractual payments due to us.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assessing the likelihood that a loan will not be paid according to its contractual terms involves the consideration of all relevant facts and circumstances and requires a significant amount of judgment. For such purposes, factors that are considered include:

•	The current performance of the borrower;

•	The current economic environment and financial capacity of the borrower to preclude a default;

•	The willingness of the borrower to provide the support necessary to preclude a default (including the potential for successful resolution of a potential problem through modification of terms); and

•	The borrower’s equity position in, and the value of, the underlying collateral, if applicable, based on our best estimate of the fair value of the collateral.

In assessing the adequacy of available evidence, we consider whether the receipt of payments is dependent on the fiscal health of the borrower or the sale, refinancing or foreclosure of the loan.

We continue to recognize interest income on loans that have been identified as impaired but that have not been placed on non-accrual status.

As of June 30, 2011 and December 31, 2010, information pertaining to our impaired loans was as follows:

	June 30, 2011			December 31, 2010
	Carrying	Legal Principal	Related	Carrying	Legal Principal	Related
	Value(1)	Balance(2)	Allowance	Value(1)	Balance(2)	Allowance
	($ in thousands)

With no related allowance recorded:
Asset-based	$68,304	$88,150	$—	$96,514	$180,659	$—
Cash flow	125,586	207,183	—	128,658	205,454	—
Healthcare asset-based	876	1,127	—	463	825	—
Healthcare real estate	27,328	33,826	—	18,881	19,892	—
Multi-family	1,606	2,616	—	11,010	15,402	—
Real estate	96,143	162,732	—	323,292	407,423	—
Small business	9,354	17,182	—	9,861	17,708	—

Total(1)	329,197	512,816	—	588,679	847,363	—
With allowance recorded:
Asset-based	44,041	59,899	(6,246)	98,762	112,732	(21,684)
Cash flow	79,070	104,847	(8,136)	142,171	191,172	(33,069)
Healthcare asset-based	1,226	11,913	(467)	2,462	11,614	(675)
Healthcare real estate	—	—	—	9,984	11,278	(2,323)
Multi-family	205	279	(19)	—	—	—
Real estate	22,819	45,308	(2,502)	69,128	92,833	(21,076)
Small business	1,670	1,826	(490)	310	359	(141)

Total(1)	149,031	224,072	(17,860)	322,817	419,988	(78,968)

Total impaired loans	$478,228	$736,888	$(17,860)	$911,496	$1,267,351	$(78,968)

(1)	Carrying value of impaired loans before applying specific reserves. Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

(2)	Represents the contractual amounts owed to us by borrowers.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Average balances and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Average	Interest Income	Average	Interest Income	Average	Interest Income	Average	Interest Income
	Balance	Recognized(1)	Balance	Recognized(1)	Balance	Recognized(1)	Balance	Recognized(1)
	($ in thousands)

No allowance recorded:
Asset-based	$69,557	$622	$180,428	$1,774	$75,611	$1,392	$153,946	$3,396
Cash flow	115,414	2,501	176,717	1,325	122,127	3,721	221,047	4,012
Healthcare asset-based	1,421	101	3,930	—	1,002	101	2,327	131
Healthcare real estate	21,852	165	22,128	—	20,579	165	20,902	—
Multi-family	7,198	—	140	—	8,813	—	315	—
Real estate	188,509	1,245	202,883	2,283	246,797	2,921	141,697	2,352
Small business	10,129	—	—	—	10,014	—	—	—

Total	414,080	4,634	586,226	5,382	484,943	8,300	540,234	9,891
With allowance recorded:
Asset-based	41,694	—	54,632	—	61,933	—	52,334	—
Cash flow	126,335	831	123,235	210	137,642	1,663	98,987	545
Healthcare asset-based	811	—	5,233	—	1,429	—	5,428	—
Healthcare real estate	8,802	—	13,583	90	9,296	—	9,698	180
Multi-family	1,242	—	15,716	—	710	—	18,078	—
Real estate	31,509	—	528,715	—	45,901	—	539,390	201
Small business	511	—	—	—	425	—	—	—

Total	210,904	831	741,114	300	257,336	1,663	723,915	926

Total impaired loans	$624,984	$5,465	$1,327,340	$5,682	$742,279	$9,963	$1,264,149	$10,817

(1)	We recognized no cash basis interest income on impaired loans during the three months ended June 30, 2011, and we recognized $0.2 million of cash basis interest on impaired loans during the three months ended June 30, 2010. The amounts of cash basis interest income that were recognized on impaired loans were $0.1 million and $0.3 million during the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011 and December 31, 2010, the carrying value of impaired loans with no related allowance recorded was $329.2 million and $588.7 million, respectively. Of these amounts, $143.2 million and $222.4 million, respectively, related to loans that were charged off to their carrying values. These charge offs were primarily the result of collateral dependent loans for which ultimate collection depends solely on the sale of the collateral. The remaining $186.0 million and $366.3 million related to loans that had no recorded charge offs or specific reserves as of June 30, 2011 and December 31, 2010, respectively, based on our estimates that we ultimately will collect all principal amounts due.

If our non-accrual loans had performed in accordance with their original terms, interest income would have been increased by $28.7 million and $61.7 million for the three and six months ended June 30, 2011, respectively, and $39.9 million and $79.4 million for the three and six months ended June 30, 2010, respectively.

Allowance for Loan Losses

Our allowance for loan losses represents management’s estimate of incurred loan losses inherent in our loan and lease portfolio as of the balance sheet date. The estimation of the allowance for loan losses is based on a variety of factors, including past loan loss experience, the current credit profile and financial position of our borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral and general economic conditions. Provisions for loan losses are recognized when available

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

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

If the recorded investment in an impaired loan exceeds the present value of payments expected to be received, the fair value of the collateral and/or the loan’s observable market price, a specific allowance is established as a component of the allowance for loan losses.

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan losses. To the extent we later collect amounts previously charged off, we will recognize a recovery through the allowance for loan losses for the amount received.

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

Activity in the allowance for loan losses related to our loans held for investment for the three and six months ended June 30, 2011 and 2010, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands)

Balance as of beginning of period	$283,274	$686,193	$329,122	$586,696
Charge offs	(83,468)	(125,369)	(179,930)	(236,631)
Recoveries	2,563	296	15,976	302

Net charge offs	(80,905)	(125,073)	(163,954)	(236,329)
Charge offs upon transfer to held for sale	(4,754)	(7,749)	(12,362)	(15,936)
Provision for loan losses	1,523	25,262	46,332	244,202

Balance as of end of period	$199,138	$578,633	$199,138	$578,633

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2011 and December 31, 2010, the balances of the allowance for loan losses and the carrying value of loans held for investment disaggregated by impairment methodology were as follows:

	June 30, 2011		December 31, 2010
		Allowance for Loan		Allowance for Loan
	Loans	Losses	Loans	Losses
	($ in thousands)

Individually evaluated for impairment	$472,337	$(17,860)	$904,466	$(78,019)
Collectively evaluated for impairment	4,993,266	(181,278)	5,217,393	(249,912)
Acquired loans with deteriorated credit quality	17,133	—	31,017	(1,191)

Total	$5,482,736	$(199,138)	$6,152,876	$(329,122)

Troubled Debt Restructurings (“TDRs”)

During the three and six months ended June 30, 2011, loans with an aggregate carrying value, which includes principal, deferred fees and accrued interest, of $68.7 million and $223.5 million, respectively, as of their respective restructuring dates, were involved in TDRs. During the three and six months ended June 30, 2010, loans with an aggregate carrying value of $361.0 million and $561.9 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in TDRs are assessed as impaired, generally for a period of at least one year following the restructuring. A loan that has been involved in a TDR might no longer be assessed as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. As of June 30, 2011, two loans with an aggregate carrying value of $35.6 million that had been previously restructured in a TDR were not classified as impaired as they performed in accordance with the restructured terms for twelve consecutive months. As of December 31, 2010, all of our loans restructured in TDRs were classified as impaired loans.

The aggregate carrying values of loans that had been restructured in TDRs as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
	($ in thousands)

Non-accrual	$291,317	$400,851
Accruing	163,034	154,262

Total	$454,351	$555,113

We recorded charge offs related to these restructured loans of $63.7 million and $134.4 million, respectively, for the three and six months ended June 30, 2011, and $52.4 million and $80.6 million, respectively, for the three and six months ended June 30, 2010. The specific reserves related to these loans were $11.5 million and $35.5 million as of June 30, 2011 and December 31, 2010, respectively.

For a loan that accrues interest immediately after that loan is restructured in a TDR, we generally do not charge off a portion of the loan as part of the restructuring. If a portion of a loan has been charged off, we will not accrue interest on the remaining portion of the loan if the charged off portion is still contractually due from the borrower. However, if the charged off portion of the loan is legally forgiven through concessions to the borrower, then the restructured loan may be placed on accrual status if the remaining contractual amounts due on the loan are reasonably assured of collection. In addition, for certain TDRs, especially those involving a commercial real estate loan, we may split the loan into an A note and a B note, placing the performing A note on accrual status and charging off the B note. For an amortizing loan with monthly payments, the borrower is required to demonstrate sustained payment performance for a minimum of six months to return a non-accrual restructured loan to accrual status.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of June 30, 2011 and December 31, 2010, we had $47.0 million and $92.3 million, respectively, of REO classified as held for sale, which was recorded in other assets in our consolidated balance sheets. Activity related to REO held for sale for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands)

Balance as of beginning of period	$70,050	$136,277	$92,265	$101,401
Acquired in business combination	—	2,014	—	2,014
Transfers from loans held for investment and other assets	8,840	23,765	13,589	78,331
Fair value adjustments	(11,080)	(11,186)	(13,124)	(27,234)
Transfers from REO held for use	—	—	—	2,850
Real estate sold	(20,798)	(11,920)	(45,718)	(18,412)

Balance as of end of period	$47,012	$138,950	$47,012	$138,950

During the three and six months ended June 30, 2011, we recognized gains of $1.1 million and $1.4 million, respectively, on the sales of REO held for sale as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations. During the three and six months ended June 30, 2010, we recognized losses of $1.1 million and $1.4 million, respectively, on the sales of REO held for sale as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations.

As of June 30, 2011 and December 31, 2010, we had $1.4 million of REO classified as held for use, which was recorded in other assets in our consolidated balance sheets. We did not recognize any impairment losses on REO classified as held for use during the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, we recognized impairment losses of $5.6 million and $10.2 million, respectively, on REO held for use as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of loans, we record the acquired loans at the estimated fair value less costs to sell at the time of foreclosure. At the time of foreclosure, we record charge offs when the carrying amount of the original loan exceeds the estimated fair value of the acquired loans. We may also write down or record allowances on the acquired loans subsequent to foreclosure if such loans experience additional credit deterioration. As of June 30, 2011 and December 31, 2010, we had $24.9 million and $55.8 million, respectively, of loans acquired through foreclosure, net of allowances of $0.4 million and $3.2 million, respectively, which were recorded in other assets in our consolidated balance sheets. Provision for losses and gains and losses on sales on our other foreclosed assets, which were recorded as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations, for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands)

(Recovery) provision for losses on other foreclosed assets	$(398)	$23,699	$7,405	$38,869
(Losses) gains on sales of other foreclosed assets	(32)	—	1,647	—

Note 6.	Investments

Investment Securities, Available-for-Sale

As of June 30, 2011 and December 31, 2010, our investment securities, available-for-sale were as follows:

	June 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	($ in thousands)

Agency callable notes	$124,984	$575	$(569)	$124,990	$164,219	$418	$(1,749)	$162,888
Agency debt	55,918	1,046	—	56,964	102,263	1,167	—	103,430
Agency discount notes	—	—	—	—	164,917	57	—	164,974
Agency MBS	1,110,767	23,456	(696)	1,133,527	860,441	15,035	(5,321)	870,155
Asset-backed securities	18,874	1,016	—	19,890	—	—	—	—
Collateralized loan obligation	10,285	10,161	—	20,446	12,249	—	—	12,249
Corporate debt	5,730	63	(15)	5,778	5,013	122	—	5,135
Equity security	202	318	—	520	202	61	—	263
Municipal bond	3,235	—	—	3,235	—	—	—	—
Non-agency MBS	87,558	1,258	(1,203)	87,613	112,917	1,640	(873)	113,684
U.S. Treasury and agency securities	19,796	—	(16)	19,780	90,587	24	(478)	90,133

Total	$1,437,349	$37,893	$(2,499)	$1,472,743	$1,512,808	$18,524	$(8,421)	$1,522,911

Included in investment securities, available-for-sale, were callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the Federal Home Loan Bank (“FHLB”) (“Agency debt”), discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), asset-backed securities, investments in a collateralized loan obligation, corporate debt, an equity security, a municipal bond, commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”), and U.S. Treasury and agency securities.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of investment securities, available-for-sale that CapitalSource Bank pledged as collateral as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

FHLB	$764,161	$781,921	$877,766	$889,888
FRB	19,942	18,843	35,056	34,256
Non-government Correspondent Bank(1)	39,992	39,992	37,979	37,989
Government Agency(2)	27,651	28,512	29,069	29,305

Total	$851,746	$869,268	$979,870	$991,438

(1)	Represents the amounts CapitalSource Bank pledged as collateral for letters of credit and foreign exchange contracts.

(2)	Represents the amounts CapitalSource Bank pledged as collateral to secure funds deposited by a local government agency.

Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and are included in gain on investments, net in our consolidated statements of operations. Proceeds and gross pre-tax gains from sales of investment securities, available-for-sale for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)

Proceeds from sales	$—	$19,500	$70,206	$39,500
Gross pre-tax gains from sales	—	877	14,507	1,616

During the three and six months ended June 30, 2011, we recognized $10.4 million and $15.3 million, respectively, of net unrealized after-tax gains, related to our investment securities, available-for-sale, as a component of accumulated other comprehensive income, net in our consolidated balance sheets.

During the six months ended June 30, 2011, we recorded $1.5 million of other-than-temporary impairments (“OTTI”) on our investment securities, available-for-sale, included as a component of gain on investments, net, in our consolidated statements of operations, related to a decline in the fair value of one municipal bond. We did not record any OTTI during the three months ended June 30, 2011. We recorded no OTTI during the three months ended June 30, 2010, and $0.3 million of OTTI during the six months ended June 30, 2010, as a component of gain on investments, net in our consolidated statements of operations, related to a decline in the fair value of our equity security.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity consists of commercial mortgage-backed securities rated AAA held by CapitalSource Bank. The amortized costs and estimated fair values of the investment securities, held-to-maturity, that CapitalSource Bank pledged as collateral as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

FHLB	$12,178	$13,175	$21,260	$22,431
FRB	113,018	118,109	143,927	153,756

Total	$125,196	$131,284	$165,187	$176,187

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Losses on Investment Securities

As of June 30, 2011 and December 31, 2010, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	($ in thousands)

As of June 30, 2011
Investment securities, available-for-sale:
Agency callable notes	$(569)	$29,415	$—	$—	$(569)	$29,415
Agency MBS	(696)	127,134	—	—	(696)	127,134
Corporate debt	(15)	—	—	—	(15)	—
Non-agency MBS	(5)	1,841	(1,198)	22,175	(1,203)	24,016
U.S. Treasury and agency securities	(16)	19,780	—	—	(16)	19,780

Total investment securities, available-for-sale	$(1,301)	$178,170	$(1,198)	$22,175	$(2,499)	$200,345

Total investment securities, held-to-maturity(1)	$(261)	$43,323	$—	$—	$(261)	$43,323

As of December 31, 2010
Investment securities, available-for-sale:
Agency callable notes	$(1,749)	$92,471	$—	$—	$(1,749)	$92,471
Agency MBS	(5,321)	252,844	—	—	(5,321)	252,844
Non-agency MBS	(835)	20,905	(38)	8,384	(873)	29,289
U.S. Treasury and agency securities	(478)	20,151	—	—	(478)	20,151

Total investment securities, available-for-sale	$(8,383)	$386,371	$(38)	$8,384	$(8,421)	$394,755

Total investment securities, held-to-maturity(1)	$(97)	$13,524	$—	$—	$(97)	$13,524

(1)	Consists of commercial mortgage-backed securities rated AAA held by CapitalSource Bank.

Securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI, and we do not believe that any unrealized losses in our portfolio as of June 30, 2011 and December 31, 2010 represent an OTTI. The losses are primarily related to two Agency callable notes, two Agency MBS, and three non-Agency MBS. The unrealized losses are attributable to fluctuations in their market prices due to current market conditions and interest rate levels. Agency securities have the highest debt rating and are backed by government-sponsored entities. The non-Agency MBS securities also have strong debt ratings and debt metrics. As such, we expect to recover the entire amortized cost basis of the impaired securities. We have the ability and the intention to hold these securities until their fair values recover to cost or maturity.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Maturities

As of June 30, 2011, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities,		Investment Securities,
	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)

Due in one year or less	$25,024	$25,177	$—	$—
Due after one year through five years	149,846	151,150	26,348	30,535
Due after five years through ten years(1)	86,010	89,458	—	—
Due after ten years(2)(3)	1,176,469	1,206,958	109,902	111,767

Total	$1,437,349	$1,472,743	$136,250	$142,302

(1)	Includes Agency and Non-agency MBS, with fair values of $31.5 million and $38.1 million, respectively, and weighted-average expected maturities of 2.62 years and 1.31 years, respectively, based on interest rates and expected prepayment speeds as of June 30, 2011.

(2)	Includes Agency and Non-agency MBS, including CMBS, with fair values of $1.1 billion and $161.3 million, respectively, and weighted-average expected maturities of 3.70 years and 2.66 years, respectively, based on interest rates and expected prepayment speeds as of June 30, 2011.

(3)	Includes securities with no stated maturity.

Other Investments

As of June 30, 2011 and December 31, 2010, our other investments were as follows:

	June 30,	December 31,
	2011	2010
	($ in thousands)

Investments carried at cost	$32,826	$33,062
Investments carried at fair value	210	222
Investments accounted for under the equity method	28,629	38,605

Total	$61,665	$71,889

Proceeds and net pre-tax gains from the sales of other investments during the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)

Proceeds from sales	$9,923	$16,048	$20,020	$25,472
Net pre-tax gains from sales	7,416	7,043	17,251	13,453

During the three and six months ended June 30, 2011, we recorded OTTI of $0.2 million and $0.4 million, respectively, relating to our investments carried at cost. During the three and six months ended June 30, 2010, we recorded OTTI of $0.2 million and $2.2 million, respectively, relating to our investments carried at cost.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Guarantor Information

The following represents the supplemental consolidating condensed financial information as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 of (i) CapitalSource Inc., which is the issuer of our 2014 Senior Secured Notes, as well as our Senior Debentures and Subordinated Debentures (together, the “Debentures”), (ii) CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of our 2014 Senior Secured Notes and the Debentures, and (iii) our subsidiaries that are not guarantors of the 2014 Senior Secured Notes or the Debentures. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed our 2014 Senior Secured Notes and the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

For additional information related to our 2014 Senior Secured Notes and Debentures, see Note 10, Borrowings.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
June 30, 2011
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Assets
Cash and cash equivalents	$—	$380,278	$1,200,131	$857	$—	$1,581,266
Restricted cash	—	36,428	64,686	142	—	101,256
Investment securities:
Available-for-sale, at fair value	—	1,448,542	—	24,201	—	1,472,743
Held-to-maturity, at amortized cost	—	136,250	—	—	—	136,250

Total investment securities	—	1,584,792	—	24,201	—	1,608,993
Loans:
Loans held for sale	—	112,153	6,857	237	—	119,247
Loans held for investment	—	4,901,771	217,396	363,569	—	5,482,736
Less deferred loan fees
and discounts	—	(61,293)	(5,690)	(13,298)	2,690	(77,591)
Less allowance for loan losses	—	(158,432)	(7,947)	(32,759)	—	(199,138)

Loans held for investment, net	—	4,682,046	203,759	317,512	2,690	5,206,007

Total loans	—	4,794,199	210,616	317,749	2,690	5,325,254
Interest receivable	—	29,035	23,862	(14,780)	—	38,117
Investment in subsidiaries	2,515,652	3,156	1,507,197	1,725,726	(5,751,731)	—
Intercompany receivable	375,000	—	66,103	920,379	(1,361,482)	—
Other investments	—	37,115	13,933	10,617	—	61,665
Goodwill	—	173,135	—	—	—	173,135
Other assets	70,053	204,355	113,982	183,107	(146,239)	425,258

Total assets	$2,960,705	$7,242,493	$3,200,510	$3,167,998	$(7,256,762)	$9,314,944

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,785,790	$—	$—	$—	$4,785,790
Term debt	287,300	410,610	—	—	—	697,910
Other borrowings	528,909	480,000	443,074	—	—	1,451,983
Other liabilities	34,081	115,477	116,527	177,055	(174,229)	268,911
Intercompany payable	—	—	920,379	415,521	(1,335,900)	—

Total liabilities	850,290	5,791,877	1,479,980	592,576	(1,510,129)	7,204,594
Shareholders’ equity:
Common stock	3,232	921,000	—	—	(921,000)	3,232
Additional paid-in capital	3,917,768	(64,036)	706,074	2,595,280	(3,237,355)	3,917,731
(Accumulated deficit) retained earnings	(1,857,283)	567,504	984,104	(54,748)	(1,496,888)	(1,857,311)
Accumulated other comprehensive income, net	46,698	26,148	30,352	34,890	(91,390)	46,698

Total shareholders’ equity	2,110,415	1,450,616	1,720,530	2,575,422	(5,746,633)	2,110,350

Total liabilities and shareholders’ equity	$2,960,705	$7,242,493	$3,200,510	$3,167,998	$(7,256,762)	$9,314,944

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2011
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net interest income:
Interest income:
Loans	$10,183	$98,409	$11,837	$10,048	$(16,830)	$113,647
Investment securities	—	11,599	—	1,089	—	12,688
Other	—	404	686	—	—	1,090

Total interest income	10,183	110,412	12,523	11,137	(16,830)	127,425
Interest expense:
Deposits	—	13,398	—	—	—	13,398
Borrowings	23,851	5,054	4,031	12,537	(13,064)	32,409

Total interest expense	23,851	18,452	4,031	12,537	(13,064)	45,807

Net interest (loss) income	(13,668)	91,960	8,492	(1,400)	(3,766)	81,618
Provision for loan losses	—	6,340	(3,258)	(1,559)	—	1,523

Net interest (loss) income after provision for loan losses	(13,668)	85,620	11,750	159	(3,766)	80,095
Operating expenses:
Compensation and benefits	667	13,116	15,902	—	(587)	29,098
Professional fees	4,605	1,437	5,093	(221)	—	10,914
Other administrative expenses	1,017	20,445	9,468	5,271	(20,891)	15,310

Total operating expenses	6,289	34,998	30,463	5,050	(21,478)	55,322
Other income:
Gain on investments, net	—	8,413	8	304	—	8,725
(Loss) gain on derivatives	—	(358)	5,559	(5,472)	—	(271)
Net (expense) income of real estate owned and other foreclosed assets	—	(10,589)	(47)	281	—	(10,355)
Other (expense) income, net	(17)	6,911	22,243	3,569	(21,735)	10,971
Earnings (loss) in subsidiaries	32,703	(78)	37,015	42,041	(111,681)	—

Total other income	32,686	4,299	64,778	40,723	(133,416)	9,070

Net income before income taxes	12,729	54,921	46,065	35,832	(115,704)	33,843
Income tax (benefit) expense	(3,865)	17,764	—	3,350	—	17,249

Net income	$16,594	$37,157	$46,065	$32,482	$(115,704)	$16,594

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net interest income:
Interest income:
Loans	$10,191	$101,450	$13,925	$37,434	$(14,203)	$148,797
Investment securities	—	15,334	30	255	—	15,619
Other	—	300	2	2	—	304

Total interest income	10,191	117,084	13,957	37,691	(14,203)	164,720
Interest expense:
Deposits	—	15,279	—	—	—	15,279
Borrowings	24,109	8,430	7,764	18,214	(13,039)	45,478

Total interest expense	24,109	23,709	7,764	18,214	(13,039)	60,757

Net interest (loss) income	(13,918)	93,375	6,193	19,477	(1,164)	103,963
Provision for loan losses	—	12,310	(24,316)	37,268	—	25,262

Net interest (loss) income after provision for loan losses	(13,918)	81,065	30,509	(17,791)	(1,164)	78,701
Operating expenses:
Compensation and benefits	638	12,572	16,213	—	—	29,423
Professional fees	480	643	6,537	837	—	8,497
Other administrative expenses	1,230	18,173	11,424	(1,419)	(13,737)	15,671

Total operating expenses	2,348	31,388	34,174	(582)	(13,737)	53,591
Other income:
Gain on investments, net	—	8,727	251	1,279	—	10,257
Gain (loss) on derivatives	—	837	10,906	(15,357)	—	(3,614)
Net expense of real estate owned and other foreclosed assets	—	(4,745)	(178)	(38,252)	—	(43,175)
Other (expense) income, net	(327)	17,668	4,650	(6,394)	(13,871)	1,726
Earnings (loss) in subsidiaries	34,157	(3,105)	60,411	71,077	(162,540)	—

Total other income	33,830	19,382	76,040	12,353	(176,411)	(34,806)

Net income (loss) from continuing
operations before income taxes	17,564	69,059	72,375	(4,856)	(163,838)	(9,696)
Income tax benefit	(776)	(2,046)	—	(1,352)	—	(4,174)

Net income (loss) from continuing operations	18,340	71,105	72,375	(3,504)	(163,838)	(5,522)
Net income from discontinued operations, net of taxes	—	—	—	2,166	—	2,166
Net gain from sale of discontinued operations, net of taxes	—	—	—	21,696	—	21,696

Net income	$18,340	$71,105	$72,375	$20,358	$(163,838)	$18,340

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Six Months Ended June 30, 2011
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net interest income:
Interest income:
Loans	$20,377	$203,463	$9,946	$30,586	$(27,225)	$237,147
Investment securities	—	26,322	7	4,711	—	31,040
Other	—	642	741	7	—	1,390

Total interest income	20,377	230,427	10,694	35,304	(27,225)	269,577
Interest expense:
Deposits	—	26,781	—	—	—	26,781
Borrowings	48,276	10,764	8,948	23,790	(26,000)	65,778

Total interest expense	48,276	37,545	8,948	23,790	(26,000)	92,559

Net interest (loss) income	(27,899)	192,882	1,746	11,514	(1,225)	177,018
Provision for loan losses	—	5,543	36,945	3,844	—	46,332

Net interest (loss) income after provision for loan losses	(27,899)	187,339	(35,199)	7,670	(1,225)	130,686
Operating expenses:
Compensation and benefits	902	25,144	34,849	—	(1,418)	59,477
Professional fees	5,569	1,896	9,927	710	—	18,102
Other administrative expenses	2,173	42,264	20,507	9,650	(42,590)	32,004

Total operating expenses	8,644	69,304	65,283	10,360	(44,008)	109,583
Other income:
Gain on investments, net	—	20,062	30	12,148	—	32,240
(Loss) gain on derivatives	—	(1,135)	4,437	(5,451)	—	(2,149)
Net expense of real estate owned and other foreclosed assets	—	(12,932)	(236)	(7,360)	—	(20,528)
Other (expense) income, net	(334)	11,890	40,969	6,592	(41,619)	17,498
Earnings (loss) in subsidiaries	59,948	(1,176)	109,300	55,191	(223,263)	—

Total other income	59,614	16,709	154,500	61,120	(264,882)	27,061

Net income before income taxes	23,071	134,744	54,018	58,430	(222,099)	48,164
Income tax expense (benefit)	3,318	24,544	(10)	559	—	28,411

Net income	$19,753	$110,200	$54,028	$57,871	$(222,099)	$19,753

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Six Months Ended June 30, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Net interest income:
Interest income:
Loans	$20,041	$211,811	$24,742	$77,434	$(28,981)	$305,047
Investment securities	—	29,639	77	494	—	30,210
Other	—	870	3	4	—	877

Total interest income	20,041	242,320	24,822	77,932	(28,981)	336,134
Interest expense:
Deposits	—	31,637	—	—	—	31,637
Borrowings	53,462	16,619	15,487	33,991	(25,438)	94,121

Total interest expense	53,462	48,256	15,487	33,991	(25,438)	125,758

Net interest (loss) income	(33,421)	194,064	9,335	43,941	(3,543)	210,376
Provision for loan losses	—	97,858	(23,524)	169,868	—	244,202

Net interest (loss) income after provision for loan losses	(33,421)	96,206	32,859	(125,927)	(3,543)	(33,826)
Operating expenses:
Compensation and benefits	860	25,842	36,904	—	—	63,606
Professional fees	1,161	1,245	13,912	2,549	—	18,867
Other administrative expenses	2,367	31,065	24,891	12,189	(36,189)	34,323

Total operating expenses	4,388	58,152	75,707	14,738	(36,189)	116,796
Other (expense) income:
Gain on investments, net	—	13,946	147	2,243	—	16,336
(Loss) gain on derivatives	—	(705)	16,137	(23,383)	—	(7,951)
Net expense of real estate owned and other foreclosed assets	—	(9,183)	(1,002)	(73,482)	—	(83,667)
Other (expense) income, net	(499)	31,145	28,105	(4,408)	(36,142)	18,201
(Loss) earnings in subsidiaries	(155,818)	(3,619)	52,275	49,318	57,844	—

Total other (expense) income	(156,317)	31,584	95,662	(49,712)	21,702	(57,081)

Net (loss) income from continuing operations before income taxes	(194,126)	69,638	52,814	(190,377)	54,348	(207,703)
Income tax (benefit) expense	(776)	123	—	17,485	—	16,832

Net (loss) income from continuing operations	(193,350)	69,515	52,814	(207,862)	54,348	(224,535)
Net income from discontinued operations, net of taxes	—	—	—	9,489	—	9,489
Net gain from sale of discontinued operations, net of taxes	—	—	—	21,696	—	21,696

Net (loss) income	$(193,350)	$69,515	$52,814	$(176,677)	$54,348	$(193,350)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011
(Unaudited)

		CapitalSource Finance LLC
		Combined	Combined	Other		Consolidated
	CapitalSource	Non-Guarantor	Guarantor	Non-Guarantor		CapitalSource,
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Operating activities:
Net income	$19,753	$110,200	$54,028	$57,871	$(222,099)	$19,753
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	964	2,062	—	—	3,026
Restricted stock expense	—	1,584	1,927	—	—	3,511
Amortization of deferred loan fees and discounts	—	(29,609)	(5,324)	(5,936)	—	(40,869)
Paid-in-kind interest on loans	—	29,827	372	(395)	—	29,804
Provision for loan losses	—	5,543	36,945	3,844	—	46,332
Amortization of deferred financing fees and discounts	14,150	2,783	179	(1,156)	—	15,956
Depreciation and amortization	—	(1,323)	1,397	—	—	74
Benefit for deferred income taxes	21,513	1,488	—	27,353	—	50,354
Non-cash (gain) loss on investments, net	—	(30,178)	112	(5,642)	—	(35,708)
Non-cash loss (gain) on foreclosed assets and other property and equipment disposals	—	11,638	(344)	6,471	—	17,765
Unrealized loss (gain) on derivatives and foreign currencies, net	—	1,650	(4,946)	5,426	—	2,130
(Increase) decrease in interest receivable	—	(3,255)	(5,688)	28,219	—	19,276
Decrease in loans held for sale, net	—	173,160	11,353	16,437	—	200,950
Decrease (increase) in intercompany receivable	—	9	67,976	(619,138)	551,153	—
(Increase) decrease in other assets	(3,735)	32,909	45,771	15,685	(18,601)	72,029
Decrease in other liabilities	(1,571)	(54,357)	(3,386)	(30,586)	13,334	(76,566)
Net transfers with subsidiaries	(139,081)	(241,270)	202,825	(45,584)	223,110	—

Cash (used in) provided by operating activities	(88,971)	11,763	405,259	(547,131)	546,897	327,817
Investing activities:
Decrease in restricted cash	—	2,907	20,456	3,967	—	27,330
Decrease (increase) in loans, net	—	25,878	(96,003)	435,131	(460)	364,546
Reduction of marketable securities, available for sale, net	—	75,790	—	19,000	—	94,790
Reduction of marketable securities, held to maturity, net	—	54,689	—	—	—	54,689
Reduction (acquisition) of other investments, net	—	26,269	(71)	(2,515)	—	23,683
Acquisition of property and equipment, net	—	(6,476)	(618)	—	—	(7,094)

Cash provided by (used in) investing activities	—	179,057	(76,236)	455,583	(460)	557,944
Financing activities:
Deposits accepted, net of repayments	—	164,517	—	—	—	164,517
(Decrease) increase in intercompany payable	—	(46,850)	619,138	(25,851)	(546,437)	—
Repayments on credit facilities, net	—	(66,890)	—	(1,902)	—	(68,792)
Repayments and extinguishment of term debt	—	(282,985)	—	—	—	(282,985)
Borrowings under (repayments of) other borrowings	—	68,000	(42)	—	—	67,958
Proceeds from exercise of options	804	—	—	—	—	804
Payment of dividends	(6,447)	—	—	—	—	(6,447)

Cash (used in) provided by financing activities	(5,643)	(164,208)	619,096	(27,753)	(546,437)	(124,945)

(Decrease) increase in cash and cash equivalents	(94,614)	26,612	948,119	(119,301)	—	760,816
Cash and cash equivalents as of beginning of period	94,614	353,666	252,012	120,158	—	820,450

Cash and cash equivalents as of end of period	$—	$380,278	$1,200,131	$857	$—	$1,581,266

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010
(Unaudited)

		CapitalSource Finance LLC
		Combined
		Non-	Combined	Other		Consolidated
	CapitalSource	Guarantor	Guarantor	Non-Guarantor		CapitalSource,
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Inc.
	($ in thousands)

Operating activities:
Net (loss) income	$(193,350)	69,515	52,814	(176,677)	54,348	(193,350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option expense	—	876	1,526	—	—	2,402
Restricted stock expense	—	1,057	5,084	—	—	6,141
Gain on extinguishment of debt	(1,096)	—	—	—	—	(1,096)
Amortization of deferred loan fees and discounts	—	(18,649)	(13,497)	(6,625)	—	(38,771)
Paid-in-kind interest on loans	—	2,292	3,005	846	—	6,143
Provision for loan losses	—	97,858	(23,524)	169,868	—	244,202
Provision for unfunded commitments	—	(510)	—	—	—	(510)
Amortization of deferred financing fees and discounts	15,186	11,432	209	4,098	—	30,925
Depreciation and amortization	—	(2,692)	1,774	1,441	—	523
(Benefit) provision for deferred income taxes	(869)	4,463	(195)	21,667	—	25,066
Non-cash loss (gain) on investments, net	—	1,660	119	(1,301)	—	478
Gain on assets acquired through business combination	—	(3,724)	—	—	—	(3,724)
Non-cash loss on foreclosed assets and other property and equipment disposals	—	7,189	3,626	46,487	—	57,302
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(9,820)	(26,256)	22,966	—	(13,110)
Accretion of discount on commercial real estate “A” participation interest	—	(8,222)	—	—	—	(8,222)
(Increase) decrease in interest receivable	—	(6,256)	25,088	1,535	—	20,367
Decrease (increase) in loans held for sale, net	—	335	(296)	7,468	—	7,507
Increase in intercompany receivable	—	—	(12,663)	(10,682)	23,345	—
Decrease (increase) in other assets	1,458	(5,063)	12,702	9,725	(24,917)	(6,095)
Increase (decrease) in other liabilities	230	(59,362)	(33,201)	34,886	21,910	(35,537)
Net transfers with subsidiaries	362,424	(50,503)	(602)	(253,307)	(58,012)	—

Cash provided by (used in) operating activities	183,983	31,876	(4,287)	(127,605)	16,674	100,641
Investing activities:
Decrease (increase) in restricted cash	—	53,056	1,506	(28,437)	—	26,125
Decrease in commercial real estate “A” participation interest, net	—	368,324	—	—	—	368,324
Decrease (increase) in loans, net	—	136,280	(83,510)	286,618	4,113	343,501
Assets acquired through business combination, net of cash acquired	—	(98,800)	—	—	—	(98,800)
Acquisition of marketable securities, available for sale, net	—	(542,526)	—	—	—	(542,526)
Reduction of marketable securities, held to maturity, net	—	46,304	—	—	—	46,304
(Acquisition) reduction of other investments, net	—	(8,643)	(116)	29,111	—	20,352
Cash received for real estate	—	—	—	339,643	—	339,643
(Acquisition) disposal of property and equipment, net	—	(683)	(933)	859	—	(757)

Cash (used in) provided by investing activities	—	(46,688)	(83,053)	627,794	4,113	502,166
Financing activities:
Payment of deferred financing fees	(581)	(8,021)	—	4,172	—	(4,430)
Deposits accepted, net of repayments	—	86,892	—	—	—	86,892
Increase in intercompany payable	—	—	10,682	10,105	(20,787)	—
Repayments on credit facilities, net	(100,054)	(65,703)	(7,057)	(33,882)	—	(206,696)
Borrowings of term debt	—	—	—	14,784	—	14,784
Repayments and extinguishment of term debt	—	(472,646)	—	(237,514)	—	(710,160)
(Repayments of) borrowings under other borrowings	(34,144)	65,000	(38)	(263,972)	—	(233,154)
Proceeds from exercise of options	347	—	—	—	—	347
Payment of dividends	(6,485)	—	—	—	—	(6,485)

Cash (used in) provided by financing activities	(140,917)	(394,478)	3,587	(506,307)	(20,787)	(1,058,902)

Increase (decrease) in cash and cash equivalents	43,066	(409,290)	(83,753)	(6,118)	—	(456,095)
Cash and cash equivalents as of beginning of period	99,103	760,343	265,977	51,597	—	1,177,020

Cash and cash equivalents as of end of period	$142,169	$351,053	$182,224	$45,479	$—	$720,925

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Deposits

As of June 30, 2011 and December 31, 2010, CapitalSource Bank had $4.8 billion and $4.6 billion, respectively, in deposits insured up to the maximum limit by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2011 and December 31, 2010, CapitalSource Bank had $1.8 billion and $1.7 billion, respectively, of certificates of deposit in the amount of $100,000 or more. As of June 30, 2011 and December 31, 2010, CapitalSource Bank had $290.3 million and $266.7 million, respectively, of certificates of deposit in the amount of $250,000 or more.

As of June 30, 2011 and December 31, 2010, the weighted-average interest rates for savings and money market deposit accounts were 0.84% and 0.83%, respectively, and for certificates of deposit were 1.21% and 1.27%, respectively. The weighted-average interest rates for all deposits as of June 30, 2011 and December 31, 2010 were 1.13% and 1.18%, respectively.

As of June 30, 2011 and December 31, 2010, interest-bearing deposits at CapitalSource Bank were as follows:

	June 30,	December 31,
	2011	2010
	($ in thousands)

Interest-bearing deposits:
Money market	$243,419	$236,811
Savings	821,059	694,157
Certificates of deposit	3,721,312	3,690,305

Total interest-bearing deposits	$4,785,790	$4,621,273

As of June 30, 2011, certificates of deposit at CapitalSource Bank detailed by maturity were as follows ($ in thousands):

Maturing by:
June 30, 2012	$3,015,421
June 30, 2013	599,159
June 30, 2014	21,121
June 30, 2015	47,349
June 30, 2016	38,262

Total	$3,721,312

For the three and six months ended June 30, 2011 and 2010, interest expense on deposits was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands)

Savings and money market	$2,095	$2,179	$4,039	$4,444
Certificates of deposit	11,364	13,164	22,859	27,310
Fees for early withdrawal	(61)	(64)	(117)	(117)

Total interest expense on deposits	$13,398	$15,279	$26,781	$31,637

Note 9.	Variable Interest Entities

Troubled Debt Restructurings

Certain of our loan modifications qualify as events that require reconsideration of our borrowers as variable interest entities. Through reconsideration, we determined that certain of our borrowers involved in TDRs did not

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hold sufficient equity at risk to finance their activities without subordinated financial support. As a result, we concluded that these borrowers were VIEs.

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

Our interests in borrowers qualifying as variable interest entities were $359.7 million and $493.7 million as of June 30, 2011 and December 31, 2010, respectively, and are included in loans held for investment in our consolidated balance sheets. For certain of these borrowers, we may have obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was $452.8 million and $610.6 million as of June 30, 2011 and December 31, 2010, respectively.

Term Debt Securitizations

In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by their underlying assets, which primarily comprise loans contributed to the securitizations. We service the underlying loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying loans. The Issuers have all of the legal obligations to repay the outstanding notes and certificates and we have no legal obligation to contribute additional assets to the Issuers. As of June 30, 2011 and December 31, 2010, the total outstanding balances of these commercial term debt securitizations were $721.4 million and $1.0 billion, respectively. These amounts include $310.8 million and $328.2 million of notes and certificates that we held as of June 30, 2011 and December 31, 2010, respectively.

We have determined that the Issuers are variable interest entities, subject to applicable consolidation guidance and have concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we have concluded that we are the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we report the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. As of June 30, 2011 and December 31, 2010, the carrying amounts of the consolidated liabilities related to the Issuers were $411.1 million and $697.5 million, respectively. These amounts include term debt recorded in our consolidated balance sheets and represent obligations for which there is only legal recourse to the Issuers. As of June 30, 2011 and December 31, 2010, the carrying amounts of the consolidated assets related to the Issuers were $679.9 million and $901.9 million, respectively. These amounts include loans held for investment, net recorded in our consolidated balance sheets and relate to assets that can only be used to settle obligations of the Issuers.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust, pursuant to the terms of the indenture. In October 2010, we assigned our special servicing rights so that we are no longer the named special servicer of the 2006-A Trust.

As a result of the determination above, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust. We also concluded that the deconsolidation of the 2006-A Trust qualified as a financial asset transfer and that the transaction resulted in our surrendering control over the financial assets held by the 2006-A Trust. This resulted in the removal of carrying amounts of $801.9 million of loans, $55.7 million of restricted cash and $891.3 million of term debt from our consolidated balance sheet and the recognition of a gain of $16.7 million, recorded in other income, net in our consolidated statement of income for the three months ended September 30, 2010. As of June 30, 2011, the fair value of interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization and held as of June 30, 2011 was $20.4 million and was classified as investment securities, available-for-sale in our consolidated balance sheets. We have no additional funding commitments or other obligations related to these interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we have not provided any additional financial support to the 2006-A Trust during the six months ended June 30, 2011. This swap had a fair value to the counterparty of $13.8 million as of June 30, 2011. The interests in the Trust and the swap guarantee comprise our maximum exposure to loss related to the 2006-A Trust. During the six months ended June 30, 2011, we recognized a gain of $13.3 million, included in gain on investments, net in our consolidated statements of income, on the sale of certain of our interests in the 2006-A Trust. In addition, during the three and six months ended June 30, 2011, we recorded gross unrealized gains of $1.9 million and $10.2 million, respectively, included as a component of other comprehensive income, on the securities that we still hold in the 2006-A Trust as of June 30, 2011.

Note 10.	Borrowings

For additional information on our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K.

As of June 30, 2011 and December 31, 2010, the composition of our outstanding borrowings was as follows:

	June 30,	December 31,
	2011	2010
	($ in thousands)

Credit facilities	$—	$67,508
Term debt(1)	697,910	979,254
Other borrowings:
Convertible debt, net(2)	528,909	523,650
Subordinated debt	440,168	437,286
FHLB SF borrowings	480,000	412,000
Notes payable	2,906	2,948

Total other borrowings	1,451,983	1,375,884

Total borrowings	$2,149,893	$2,422,646

(1)	Amounts presented are net of discounts of $12.8 million and $14.4 million as of June 30, 2011 and December 31, 2010, respectively.

(2)	Amounts presented are net of discounts of $1.6 million and $6.9 million as of June 30, 2011 and December 31, 2010, respectively.

Credit Facilities

As of December 31, 2010, we had access to one secured credit facility with committed capacity of $167.5 million to finance our commercial loans and for general corporate purposes. Undrawn capacity on the

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secured credit facility was limited by issued and outstanding letters of credit totaling $21.0 million as of December 31, 2010. We terminated this credit facility on April 12, 2011.

Term Debt

As of June 30, 2011 and December 31, 2010, the carrying amounts of our term debt related to securitizations were $410.6 million and $693.5 million, respectively. In June 2011, all outstanding term debt of the 2007-2 securitization held by third parties was repaid in full. As of June 30, 2011 and December 31, 2010, our 2014 Senior Secured Notes had balances of $287.3 million and $285.7 million, respectively, net of discounts of $12.7 million and $14.3 million, respectively.

Convertible Debt

In July 2011, we repurchased our outstanding 3.5% and 4.0% Convertible Debentures for an aggregate of $280.5 million. As of June 30, 2011 and December 31, 2010, the carrying amounts of the liability and equity components of our convertible debt were as follows:

	June 30,	December 31,
	2011	2010
	($ in thousands)

Convertible debt principal	$530,523	$530,523
Less: debt discount	(1,614)	(6,873)

Net carrying value	$528,909	$523,650

Equity components recorded in additional paid-in capital	$101,220	$101,220

As of June 30, 2011, the conversion prices and the numbers of shares used to determine the aggregate consideration that would have been delivered upon conversion of our convertible debentures were as follows:

	Conversion Price	Number of Shares

3.5% Senior Convertible Debentures due 2034	$20.74	407,224
4.0% Senior Subordinated Convertible Debentures due 2034	20.74	13,118,193
7.25% Senior Subordinated Convertible Debentures due 2037	27.09	9,226,975

For the three and six months ended June 30, 2011 and 2010, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands)

Interest expense recognized on:
Contractual interest coupon	$4,884	$7,586	$12,261	$15,254
Amortization of deferred financing fees	203	357	503	730
Amortization of debt discount	1,764	2,644	4,368	5,275

Total interest expense recognized	$6,851	$10,587	$17,132	$21,259

Effective interest rate on the liability component:
3.5% Senior Convertible Debentures due 2034	7.16%	7.16%	7.16%	7.16%
4.0% Senior Subordinated Convertible Debentures due 2034	7.85%	7.68%	7.85%	7.68%
7.25% Senior Subordinated Convertible Debentures due 2037	7.79%	7.79%	7.79%	7.79%

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unamortized discounts on our 7.25% Convertible Debentures will be amortized through the first put date of July 15, 2012.

FHLB SF Borrowings and FRB Credit Program

CapitalSource Bank is a member of the FHLB SF. As of June 30, 2011 and December 31, 2010, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	June 30,	December 31,
	2011	2010
	($ in thousands)

Borrowing capacity	$962,818	$885,842
Less: outstanding principal	(480,000)	(412,000)
Less: outstanding letters of credit	(600)	(600)

Unused borrowing capacity	$482,218	$473,242

CapitalSource Bank is an approved depository institution under the primary credit program of the FRB of San Francisco’s discount window eligible to borrow from the FRB for short periods, generally overnight. As of June 30, 2011 and December 31, 2010, collateral with amortized costs of $133.0 million and $179.0 million, respectively, and fair values of $131.9 million and $188.0 million, respectively, had been pledged under this program. As of June 30, 2011 and December 31, 2010, there were no borrowings outstanding.

Note 11.	Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the six months ended June 30, 2011 was as follows:

Outstanding as of December 31, 2010	323,225,355
Exercise of options	230,601
Restricted stock and other stock activities	(276,530)

Outstanding as of June 30, 2011	323,179,426

Note 12.	Income Taxes

We provide for income taxes as a “C” corporation on income earned from operations. For the tax year ended December 31, 2010, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. We intend to reconsolidate our subsidiaries in 2011 for federal tax purposes. We are subject to federal, foreign, state and local taxation in various jurisdictions.

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of June 30, 2011 and December 31, 2010, the total valuation allowance was $437.1 million and $413.8 million, respectively. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets of $47.2 million as of June 30, 2011 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

During the three and six months ended June 30, 2011, we recorded income tax expense of $17.2 million and $28.4 million, respectively. The expense for the three months ended June 30, 2011 was primarily the result of the change in the net deferred tax assets of CapitalSource Bank. The expense for the six months ended June 30, 2011 was primarily due to the re-establishment of a valuation allowance at the consolidated group level with respect

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to CapitalSource Bank’s net deferred tax assets. The valuation allowance was recorded in connection with our plan to reconsolidate our corporate entities for federal tax purposes in 2011. For the three and six months ended June 30, 2010, we recorded income tax (benefit) expense of $(4.2) million and $16.8 million, respectively. The effective income tax rate on our consolidated net income (loss) from continuing operations was 51.0% and 59.0% for the three and six months ended June 30, 2011, respectively, and 43.0% and (8.1)% for the three and six months ended June 30, 2010, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2010. We are currently under examination by the Internal Revenue Service for the tax years 2006 to 2008 and by certain states for the tax years 2006 to 2009.

Note 13.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands)

Net income (loss) from continuing operations	$16,594	$(5,522)	$19,753	$(224,535)
Net income from discontinued operations, net of tax	—	2,166	—	9,489
Gain from sale of discontinued operations, net of tax	—	21,696	—	21,696

Net income (loss)	16,594	18,340	19,753	(193,350)
Unrealized gain on available-for-sale securities, net of tax(1)	20,454	5,715	25,297	6,475
Unrealized gain (loss) on foreign currency translation, net of tax	1,878	(20,001)	11,460	(29,973)
Unrealized loss on cash flow hedges, net of tax	—	(22)	—	(44)

Comprehensive income (loss)	$38,926	$4,032	$56,510	$(216,892)

(1)	Includes a tax benefit of $10.0 million related to fair value adjustments on available-for-sale securities for the three and six months ended June 30, 2011.

Accumulated other comprehensive income, net, as of June 30, 2011 and December 31, 2010 was as follows:

	June 30,	December 31,
	2011	2010
	($ in thousands)

Unrealized gain on available-for-sale securities, net of tax(1)	$31,060	$5,763
Unrealized gain on foreign currency translation, net of tax	15,638	4,178

Accumulated other comprehensive income, net	$46,698	$9,941

(1)	Includes a tax benefit of $10.0 million related to fair value adjustments on available-for-sale securities as of June 30, 2011.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2011 and 2010, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands, except per share data)

Net income (loss):
From continuing operations	$16,594	$(5,522)	$19,753	$(224,535)
From discontinued operations, net of taxes	—	2,166	—	9,489
From sale of discontinued operations, net of taxes	—	21,696	—	21,696

Total from discontinued operations	—	23,862	—	31,185
Net income (loss)	16,594	18,340	19,753	(193,350)
Average shares — basic	320,426,484	320,802,358	320,311,588	320,547,818
Effect of dilutive securities:
Option shares	2,003,029	—	2,261,172	—
Restricted shares	4,658,204	—	4,452,828	—

Average shares — diluted	327,087,717	320,802,358	327,025,588	320,547,818

Basic net income (loss) per share:
From continuing operations	$0.05	$(0.02)	$0.06	$(0.70)
From discontinued operations, net of taxes	—	0.08	—	0.10
Net income (loss) per share	0.05	0.06	0.06	(0.60)
Diluted net income (loss) per share:
From continuing operations	$0.05	$(0.02)	$0.06	$(0.70)
From discontinued operations, net of taxes	—	0.08	—	0.10
Net income (loss) per share	0.05	0.06	0.06	(0.60)

The weighted average shares that have an antidilutive effect in the calculation of diluted net income (loss) per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock units	1,943	3,631,949	972	3,624,257
Stock options	2,338,277	2,866,073	2,079,437	2,714,847
Shares issuable upon conversion of convertible debt	13,507,407	14,855,755	13,498,059	14,934,459
Unvested restricted stock	297,850	759,524	274,604	919,785

Note 15.	Bank Regulatory Capital

CapitalSource Bank is subject to various regulatory capital requirements established by federal and state regulatory agencies. Failure to meet minimum capital requirements can result in regulatory agencies initiating

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, CapitalSource Bank must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. CapitalSource Bank’s capital amounts and other requirements are also subject to qualitative judgments by its regulators about risk weightings and other factors. See Item 1, Business — Supervision and Regulation, in our Form 10-K and Supervision and Regulation within Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a further description of CapitalSource Bank’s regulatory requirements.

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be “well-capitalized” and at all times have a minimum total risk-based capital ratio of 15%, a minimum Tier-1 risk-based capital ratio of 6% and a minimum Tier 1 leverage ratio of 5%. CapitalSource Bank’s ratios and the minimum requirements as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011				December 31, 2010
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)

Tier-1 Leverage	$820,788	13.47%	$304,639	5.00%	$756,821	13.15%	$287,830	5.00%
Tier-1 Risk-Based Capital	820,788	17.40	282,979	6.00	756,821	16.86	269,335	6.00
Total Risk-Based Capital	880,378	18.67	707,448	15.00	813,822	18.13	673,336	15.00

The California Department of Financial Institutions (the “DFI”) approval order required that CapitalSource Bank, until July 2011, maintain a minimum ratio of tangible shareholder’s equity to total tangible assets of at least 10.00%. As of June 30, 2011 and December 31, 2010, CapitalSource Bank satisfied the DFI capital ratio requirement with ratios of 13.26% and 12.61%, respectively.

Note 16.	Commitments and Contingencies

We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of June 30, 2011 and December 31, 2010, we had issued $86.9 million and $143.4 million, respectively, in stand-by letters of credit which expire at various dates over the next nine years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be required to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $2.0 million and $3.8 million and were included in other liabilities in our consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011 and December 31, 2010, we had unfunded commitments to extend credit to our clients of $1.4 billion and $1.9 billion, respectively, including unfunded commitments to extend credit by CapitalSource Bank of $810.0 million and $958.7 million, respectively, and by the Parent Company of $566.9 million and $977.7 million, respectively. Additional information on these contingencies is included in Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K.

During the years ended December 31, 2010 and 2009, we sold all of our direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights; however, no such notification has been received to date. As of June 30, 2011, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 17.	Derivative Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of June 30, 2011, none of our derivatives were designated as hedging instruments pursuant to GAAP.

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

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. We also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at CapitalSource Bank as of June 30, 2011. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of June 30, 2011, our derivative counterparty exposure was as follows ($ in thousands):

Gross derivative counterparty exposure	$45,920
Master netting agreements	(28,231)

Net derivative counterparty exposure	$17,689

We report our derivatives in our consolidated balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held $18.1 million of collateral against our derivative instruments that were in an asset position as of June 30, 2011. For derivatives that were in a liability position, we had posted collateral of $51.8 million as of June 30, 2011.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2011, the notional amounts and fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

	June 30, 2011			December 31, 2010
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
	($ in thousands)

Interest rate contracts	$1,180,562	$45,876	$77,257	$1,287,399	$41,309	$77,410
Foreign exchange contracts	34,681	44	927	35,557	—	877

Total	$1,215,243	$45,920	$78,184	$1,322,956	$41,309	$78,287

The gains and losses on our derivative instruments recognized during the three and six months ended June 30, 2011 and 2010 as well as the locations of such gains and losses in our consolidated statements of operations were as follows:

		Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2011	2010	2011	2010
		($ in thousands)

Interest rate contracts	Loss on derivatives	$186	$(4,620)	$(616)	$(7,323)
Foreign exchange contracts	Loss on derivatives	(457)	1,006	(1,533)	(628)

Total		$(271)	$(3,614)	$(2,149)	$(7,951)

Note 18.	Fair Value Measurements

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

Impaired collateral dependent commercial real estate loans for which ultimate collection depends solely on the sale of the collateral are charged off to the estimated fair value of the collateral less estimated costs to sell. For certain of these loans, we charged off to an amount different than the value indicated by the most recent appraisal. This was primarily the result of both factors causing the appraisal to be outdated as outlined above and other factors surrounding the loans not considered by appraisals, such as pending loan sales and other transaction specific factors. As of June 30, 2011 and December 31, 2010, we charged off an additional $76.3 million, net, and $58.2 million, net, respectively, in loan balances compared with amounts that would have been charged off based on the appraised values of the collateral. In addition, we have impaired collateral dependent commercial real estate loans with a carrying amount as of June 30, 2011 of $6.2 million for which we do not have appraisals. Valuations for the real estate collateral securing these loans are based on observable transactions and industry metrics.

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

FHLB SF Stock

Our investment in FHLB stock is recorded at historical cost. FHLB stock does not have a readily determinable fair value, but may be sold back to the FHLB at its par value with stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses on our investment in FHLB stock have been recorded through June 30, 2011.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of June 30, 2011 were as follows:

			Significant
	Fair Value	Quoted Prices in	Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	June 30, 2011	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale:
Agency callable notes	$124,990	$—	$124,990	$—
Agency debt	56,964	—	56,964	—
Agency MBS	1,133,527	—	1,133,527	—
Assets-backed securities	19,890	—	19,890	—
Collateralized loan obligation	20,446	—	—	20,446
Corporate debt	5,778	—	5,061	717
Equity security	520	520	—	—
Municipal bond	3,235	—	—	3,235
Non-agency MBS	87,613	—	87,613	—
U.S. Treasury and agency securities	19,780	—	19,780	—

Total investment securities, available-for-sale	1,472,743	520	1,447,825	24,398
Investments carried at fair value:
Warrants	210	—	—	210
Other assets held at fair value:
Derivative assets	45,920	—	45,920	—

Total assets	$1,518,873	$520	$1,493,745	$24,608

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$78,184	$—	$78,184	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2010 were as follows:

			Significant
	Fair Value	Quoted Prices in	Other	Significant
	Measurement as of	Active Markets for	Observable	Unobservable
	December 31, 2010	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	($ in thousands)

Assets
Investment securities, available-for-sale:
Agency callable notes	$162,888	$—	$162,888	$—
Agency debt	103,430	—	103,430	—
Agency discount notes	164,974	—	164,974	—
Agency MBS	870,155	—	870,155	—
Collateralized loan obligation	12,249	—	—	12,249
Corporate debt	5,135	—	5,120	15
Equity security	263	263	—	—
Non-agency MBS	113,684	—	113,684	—
U.S. Treasury and agency securities	90,133	—	90,133	—

Total investment securities, available-for-sale	1,522,911	263	1,510,384	12,264
Investments carried at fair value:
Warrants	222	—	—	222
Other assets held at fair value:
Derivative assets	41,309	—	41,309	—

Total assets	$1,564,442	$263	$1,551,693	$12,486

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$78,287	$—	$78,287	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in the fair values of assets carried at fair value for the three months ended June 30, 2011 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Corporate	Collateralized	Municipal
	Debt	Loan Obligation	Bond	Total	Warrants	Total Assets
	($ in thousands)

Balance as of April 1, 2011	$—	$17,931	$3,235	$21,166	$218	$21,384
Realized and unrealized gains (losses):
Included in income	—	690	—	690	(8)	682
Included in other comprehensive income, net	—	1,825	—	1,825	—	1,825

Total realized and unrealized gains (losses)	—	2,515	—	2,515	(8)	2,507

Acquisitions:
Acquisitions	717	—	—	717	—	717

Balance as of June 30, 2011	$717	$20,446	$3,235	$24,398	$210	$24,608

Unrealized gains (losses) as of June 30, 2011	$—	$690	$—	$690	$(8)	$682

A summary of the changes in the fair values of assets carried at fair value for the three months ended June 30, 2010 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities,
	Available-for-Sale
	Non-agency	Corporate			Total
	MBS	Debt	Total	Warrants	Assets
	($ in thousands)

Balance as of April 1, 2010	$28	$4,365	$4,393	$1,244	$5,637
Realized and unrealized gains (losses):
Included in income	—	68	68	(560)	(492)
Included in other comprehensive income, net	—	339	339	—	339

Total realized and unrealized gains (losses)	—	407	407	(560)	(153)

Sales:
Sales	(28)	—	(28)	—	(28)

Balance as of June 30, 2010	$—	$4,772	$4,772	$684	$5,456

Unrealized gains (losses) as of June 30, 2010	$—	$68	$68	$(560)	$(492)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three months ended June 30, 2011 and 2010, reported in interest income and gain on investments, net were as follows:

			Gain (Loss) on
	Interest Income		Investments, Net
	Three Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)

Total gains (losses) included in earnings for the period	$690	$68	$(8)	$(560)
Unrealized gains (losses) relating to assets still held at reporting date	690	68	(8)	(560)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in the fair values of assets carried at fair value for the six months ended June 30, 2011 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Corporate	Collateralized Loan	Municipal
	Debt	Obligation	Bond	Total	Warrants	Total Assets
	($ in thousands)

Balance as of January 1, 2011	$15	$12,249	$—	$12,264	$222	$12,486
Realized and unrealized gains (losses):
Included in income	—	17,036	(1,496)	15,540	1	15,541
Included in other comprehensive income, net	(15)	10,161	—	10,146	—	10,146

Total realized and unrealized (losses) gains	(15)	27,197	(1,496)	25,686	1	25,687

Acquisitions and sales:
Acquisitions	717	—	4,731	5,448	—	5,448
Sales	—	(19,000)	—	(19,000)	(13)	(19,013)

Total acquisitions and sales	717	(19,000)	4,731	(13,552)	(13)	(13,565)

Balance as of June 30, 2011	$717	$20,446	$3,235	$24,398	$210	$24,608

Unrealized gains (losses) as of June 30, 2011	$—	$2,352	$(1,496)	$856	$(13)	$843

A summary of the changes in the fair values of assets and liabilities carried at fair value for the six months ended June 30, 2010 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Non-agency	Corporate	Collateralized
	MBS	Debt	Loan Obligation	Total	Warrants	Total Assets
	($ in thousands)

Balance as of January 1, 2010	$61	$4,457	$1,326	$5,844	$1,392	$7,236
Realized and unrealized gains (losses):
Included in income	—	125	636	761	(708)	53
Included in other comprehensive income, net	—	190	(308)	(118)	—	(118)

Total realized and unrealized gains (losses)	—	315	328	643	(708)	(65)

Sales:
Sales	(61)	—	(1,654)	(1,715)	—	(1,715)

Balance as of June 30, 2010	$—	$4,772	$—	$4,772	$684	$5,456

Unrealized gains (losses) as of June 30, 2010	$—	$125	$—	$125	$(708)	$(583)

Realized and unrealized gains and losses on assets classified in Level 3 of the fair value hierarchy included in income for the six months ended June 30, 2011 and 2010, reported in interest income and gain (loss) on investments, net were as follows:

	Interest Income		Gain (Loss) on Investments, Net
	Six Months Ended June 30,
	2011	2010	2011	2010
		($ in thousands)

Total gains (losses) included in earnings for the period	$3,746	$159	$11,795	$(106)
Unrealized gains (losses) relating to assets still held at reporting date	2,347	125	(1,504)	(708)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three and six months ended June 30, 2011, classified

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three and six months ended June 30, 2011.

					Total Gains (Losses)
		Quoted Prices in			Three	Six
	Fair Value	Active Markets for	Significant Other	Significant	Months	Months
	Measurement	Identical	Observable	Unobservable	Ended	Ended
	as of	Assets	Inputs	Inputs	June 30,	June 30,
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)	2011	2011
	($ in thousands)

Assets
Loans held for investment(1)	$181,657	$—	$—	$181,657	$(46,221)	$(96,572)
Investments carried at cost	1,586	—	—	1,586	(182)	(355)
REO(2)	36,932	—	—	36,932	(11,080)	(13,116)
Loans acquired through foreclosure, net	23,392	—	—	23,392	398	(7,405)

Total assets	$243,567	$—	$—	$243,567	$(57,085)	$(117,448)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs of $16.6 million.

(2)	Represents REO measured at fair value of the collateral less transaction costs of $1.7 million.

The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three and six months ended June 30, 2010, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three and six months ended June 30, 2010.

					Total Gains (Losses)
		Quoted Prices in			Three	Six
	Fair Value	Active Markets for	Significant Other	Significant	Months	Months
	Measurement	Identical	Observable	Unobservable	Ended	Ended
	as of	Assets	Inputs	Inputs	June 30,	June 30,
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)	2010	2010
	($ in thousands)

Assets
Loans held for sale	$58,444	$—	$58,444	$—	$(7,467)	$(7,467)
Loans held for investment(1)	604,883	—	—	604,883	(85,815)	(184,088)
Investments carried at cost	1,300	—	—	1,300	(232)	(2,246)
REO(2)	78,034	—	—	78,034	(17,597)	(36,599)
Loans acquired through foreclosure, net	71,454	—	—	71,454	(23,699)	(38,869)

Total assets	$814,115	$—	$58,444	$755,671	$(134,810)	$(269,269)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs of $23.2 million.

(2)	Represents REO measured at fair value of the collateral less transaction costs of $2.6 million.

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

The table below provides fair value estimates for our financial instruments as of June 30, 2011 and December 31, 2010, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and those which are recorded at fair value on a recurring basis.

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)

Assets:
Loans held for investment, net	$5,206,007	$5,275,206	$5,717,316	$5,767,160
Investments carried at cost	32,826	62,834	33,062	64,735
Investment securities, held-to-maturity	136,250	142,302	184,473	195,438
Liabilities:
Deposits	4,785,790	4,792,446	4,621,273	4,628,903
Credit facilities	—	—	67,508	66,464
Term debt	697,910	690,388	979,254	921,169
Convertible debt, net	528,909	539,898	523,650	539,297
Subordinated debt	440,168	255,297	437,286	253,626
Loan commitments and letters of credit	—	21,255	—	32,972

Note 19.	Segment Data

For the three and six months ended June 30, 2011, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the three and six months ended June 30, 2010, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment during 2010. We have reclassified all comparative period results to reflect our two current reportable segments. In addition, for comparative purposes, overhead and other intercompany allocations have been reclassified from the Healthcare Net Lease segment into the Other Commercial Finance segment for the three and six months ended June 30, 2010.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results of our operating segments as of and for the three months ended June 30, 2011 were as follows:

	Three Months Ended June 30, 2011
	CapitalSource	Other Commercial	Intercompany
	Bank	Finance	Eliminations	Consolidated Total
	($ in thousands)

Total interest income	$90,490	$40,701	$(3,766)	$127,425
Interest expense	15,612	30,195	—	45,807
Provision for loan losses	(1,331)	2,854	—	1,523
Operating expenses	32,594	41,676	(18,948)	55,322
Total other income	3,000	24,751	(18,681)	9,070

Net income (loss) before income taxes	46,615	(9,273)	(3,499)	33,843
Income tax expense (benefit)	18,840	(1,591)	—	17,249

Net income (loss)	$27,775	$(7,682)	$(3,499)	$16,594

Total assets as of June 30, 2011	$6,371,806	$3,024,484	$(81,346)	$9,314,944
Total assets as of December 31, 2010	6,117,368	3,418,897	(90,858)	9,445,407

The financial results of our operating segments for the three months ended June 30, 2010 were as follows:

	Three Months Ended June 30, 2010
	CapitalSource	Other Commercial	Intercompany	Consolidated
	Bank	Finance	Eliminations	Total
	($ in thousands)

Total interest income	$78,926	$87,333	$(1,539)	$164,720
Interest expense	16,431	44,326	—	60,757
Provision for loan losses	5,094	20,168	—	25,262
Operating expenses	29,248	40,392	(16,049)	53,591
Other income (expense), net	7,067	(25,690)	(16,183)	(34,806)

Net income (loss) from continuing operations before income taxes	35,220	(43,243)	(1,673)	(9,696)
Income tax benefit	(2,463)	(1,711)	—	(4,174)

Net income (loss) from continuing operations	$37,683	$(41,532)	$(1,673)	$(5,522)

The financial results of our operating segments for the six months ended June 30, 2011 were as follows:

	Six Months Ended June 30, 2011
	CapitalSource	Other Commercial	Intercompany	Consolidated
	Bank	Finance	Eliminations	Total
	($ in thousands)

Total interest income	$182,294	$88,315	$(1,032)	$269,577
Interest expense	30,822	61,737	—	92,559
Provision for loan losses	9,911	36,421	—	46,332
Operating expenses	65,535	83,002	(38,954)	109,583
Total other income	5,965	57,105	(36,009)	27,061

Net income (loss) before income taxes	81,991	(35,740)	1,913	48,164
Income tax expense	21,935	6,476	—	28,411

Net income (loss)	$60,056	$(42,216)	$1,913	$19,753

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results of our operating segments for the six months ended June 30, 2010 were as follows:

	Six Months Ended June 30, 2010
	CapitalSource	Other Commercial	Intercompany	Consolidated
	Bank	Finance	Eliminations	Total
	($ in thousands)

Total interest income	$160,380	$179,666	$(3,912)	$336,134
Interest expense	33,732	92,026	—	125,758
Provision for loan losses	92,798	151,404	—	244,202
Operating expenses	53,583	90,899	(27,686)	116,796
Other income (expense), net	15,226	(44,668)	(27,639)	(57,081)

Net loss from continuing operations before income taxes	(4,507)	(199,331)	(3,865)	(207,703)
Income tax (benefit) expense	(2,519)	19,351	—	16,832

Net loss from continuing operations	$(1,988)	$(218,682)	$(3,865)	$(224,535)

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K.

Intercompany Eliminations

The intercompany eliminations consist of eliminations for intercompany activity among the segments. Such activities primarily include services provided by the Parent Company to CapitalSource Bank and by CapitalSource Bank to the Parent Company, and daily loan collections received at CapitalSource Bank for Parent Company loans and daily loan disbursements paid at the Parent Company for CapitalSource Bank loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about our deposit base, our intention to originate loans at CapitalSource Bank, our portfolio runoff and growth, adequacy of reserves, our liquidity and capital position, our plans regarding our 7.25% Convertible Debentures, CapitalSource Bank’s ability to maintain sufficient liquidity and ratios under various projected scenarios, the timing and form of deployment of excess capital at the Parent Company, expectations regarding our application to become a bank holding company and converting CapitalSource Bank’s charter to a commercial charter, the performance of our loans, including TDRs, loan yields, the impact of accounting pronouncements, taxes and tax audits and examinations, our unfunded commitments and deposit demands, our delinquent, non-accrual and impaired loans, our SPEs, and our valuation allowance with respect to, and our realization and utilization of, net deferred tax assets. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions or investment or lending opportunities may result in increased credit losses and delinquencies in our portfolio and impair our ability to consummate transactions on favorable terms; disruptions in economic and credit markets could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position, our strategy regarding the 7.5% Convertible Debentures could be restricted by our other indebtedness; movements in interest rates and lending spreads may adversely affect our borrowing strategy; we may not be successful in maintaining or growing deposits or deploying capital in favorable lending transactions or originating or acquiring assets in accordance with our strategic plan; competitive and other market pressures could adversely affect loan pricing; reduced demand for our services; declines in asset values; expenses being higher than the income generated by the portfolio; additional capital needed by CapitalSource Bank to meet regulatory requirements; drawdown of unfunded commitments substantially in excess of historical drawings; substantial run off of CapitalSource Bank portfolio; compression of spreads; higher than anticipated increase in operating expenses; the nature, extent, and timing of any governmental actions and reforms; the success and timing of our business strategies; restrictions imposed on us by our regulators or indebtedness, assumptions we made in connection with the various projected scenarios for CapitalSource Bank liquidity could be erroneous, continued or worsening charge offs, reserves and delinquencies may adversely affect our earnings and financial results; changes in tax laws or regulations could adversely affect our business; and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 28, 2011 (“Form 10 -K”), and other documents filed by us with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

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

Overview

References to we, us, the Company or CapitalSource refer to CapitalSource Inc., a Delaware corporation, together with its subsidiaries. References to CapitalSource Bank include its subsidiaries, and references to Parent Company refer to CapitalSource Inc. and its subsidiaries other than CapitalSource Bank. We are a commercial lender which, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. As of June 30, 2011, we had an outstanding loan principal balance of $5.6 billion.

For the three and six months ended June 30, 2011, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the three and six months ended June 30, 2010, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment during 2010, and consequently, we have presented the financial condition and results of operations within our Healthcare Net Lease segment as discontinued operations for all periods presented. We have reclassified all comparative period results to reflect our two current reportable segments. For additional information, see Note 19, Segment Data in our consolidated financial statements for the three and six months ended June 30, 2011.

Through our CapitalSource Bank segment activities, we provide financial products primarily to small and middle market businesses throughout the United States and also offer depository products and services in southern and central California, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by law. As of June 30, 2011, CapitalSource Bank had an outstanding loan principal balance of $4.2 billion and deposits of $4.8 billion.

Through our Other Commercial Finance segment activities, the Parent Company provides financial products primarily to small and middle market businesses. Our activities in the Parent Company consist primarily of satisfying existing loan commitments made prior to CapitalSource Bank’s formation and receiving payments on our existing loan portfolio. As of June 30, 2011, the Parent Company had an outstanding loan principal balance of $1.4 billion.

Current Developments

During 2011, we have continued to simplify and strengthen our business by growing CapitalSource Bank and reducing the relative size of our Parent Company within our overall enterprise. We increased profitability, continued to originate new loans in CapitalSource Bank through our broad lending platform, improved Parent Company liquidity, improved our credit performance, and repaid and terminated significant amounts of Parent Company indebtedness. As of July 31, 2011, the Parent Company’s unrestricted cash was approximately $950 million, representing increases of approximately $227 million and $483 million from March 31, 2011 and December 31, 2010, respectively.

In addition to growing assets and increasing profitability at CapitalSource Bank, our current strategy is to have our remaining Parent Company assets run off over time, return Parent Company capital to our shareholders through a combination of stock repurchases and/or increased or special dividends or distributions, and opportunistically repay Parent Company debt. We intend to assess alternatives for implementing our strategy and may consider accelerated dispositions of Parent Company assets and repayments of debt and alternative uses of Parent Company capital, including contributions to CapitalSource Bank, if attractive opportunities become available. We could pursue any of these alternatives either separately or in combination with one another, or we may not pursue any of them. There is no assurance as to the approach we will employ to achieve these objectives or whether we will be successful.

In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to two years, and, in furtherance of our strategy, in July 2011, our Board of Directors authorized the repurchase of an additional $35.0 million (for an aggregate of $185.0 million) of our common stock during such period (in the aggregate, the “Stock Repurchase Program”). The total repurchase capacity available under our Stock Repurchase Program as of July 31, 2011 is approximately $175.0 million. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The form, amount and timing of any repurchases or other return of Parent Company capital will depend on market conditions and other factors and will be subject to applicable legal, contractual and regulatory constraints, and may be suspended or discontinued at any time.

We also intend to pursue a longer term strategy of converting CapitalSource Bank’s charter from an industrial bank charter to a commercial bank charter, likely by having the Parent Company apply to become a bank holding company under the Bank Holding Company Act of 1956. Based on our discussions with the Federal Reserve we believe we understand the actions that will be required for the Parent Company ultimately to be considered for bank holding company status. We currently do not anticipate filing an application for bank holding company status before the first quarter of 2013.

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

We have a valuation allowance related to a substantial portion of our net deferred tax assets based on our determination that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of June 30, 2011 and December 31, 2010, the total valuation allowance was $437.1 million and $413.8 million, respectively. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets of $47.2 million as of June 30, 2011 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

Operating Results for the Three and Six Months Ended June 30, 2011

As further described below, the most significant factors influencing our consolidated results of operations for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010 were:

•	Decreased provision for loan losses;

•	Deconsolidation of the 2006-A term debt securitization (the “2006-A Trust”);

•	Decreased balance of Parent Company indebtedness;

•	Decreased balance of our loan portfolio;

•	Gains on our investments;

•	Decreased net expense of real estate owned and other foreclosed assets;

•	Changes in lending and borrowing spreads; and

•	Divestiture of our Healthcare Net Lease segment in 2010.

Our consolidated operating results for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
	($ in thousands)

Interest income	$127,425	$164,720	(23)	$269,577	$336,134	(20)
Interest expense	45,807	60,757	25	92,559	125,758	26
Provision for loan losses	1,523	25,262	94	46,332	244,202	81
Operating expenses	55,322	53,591	(3)	109,583	116,796	6
Other income (expense)	9,070	(34,806)	126	27,061	(57,081)	147
Net income (loss) from continuing operations before income taxes	33,843	(9,696)	449	48,164	(207,703)	123
Income tax expense (benefit)	17,249	(4,174)	(513)	28,411	16,832	(69)
Net income (loss) from continuing operations	16,594	(5,522)	401	19,753	(224,535)	109
Net income from discontinued operations, net of taxes	—	2,166	(100)	—	9,489	(100)
Gain from sale of discontinued operations, net of taxes	—	21,696	(100)	—	21,696	(100)
Net income (loss)	16,594	18,340	(10)	19,753	(193,350)	110

Our consolidated yields on interest-earning assets and the costs of interest-bearing liabilities for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011			2010
	Weighted			Weighted
	Average	Net Interest	Average	Average	Net Interest	Average
	Balance	Income	Yield/Cost	Balance	Income	Yield/Cost
	($ in thousands)

Total interest-earning assets(1)	$8,407,875	$269,577	6.47%	$10,610,072	$336,134	6.39%
Total interest-bearing liabilities(2)	6,936,171	92,559	2.69	8,804,177	125,758	2.88

Net interest spread		$177,018	3.78%		$210,376	3.51%

Net interest margin			4.25%			4.00%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, marketable securities, loans, the “A” Participation Interest and investments in debt securities.

(2)	Interest-bearing liabilities include deposits, credit facilities, term debt, convertible debt and subordinated debt.

Operating Expenses

Consolidated operating expenses increased to $55.3 million for the three months ended June 30, 2011 from $53.6 million for the three months ended June 30, 2010. The increase was primarily due to a $2.4 million increase in professional fees.

Consolidated operating expenses decreased to $109.6 million for the six months ended June 30, 2011 from $116.8 million for the six months ended June 30, 2010. The decrease was primarily due to a $4.1 million decrease in compensation and benefits and a $2.3 million decrease in other administrative expenses.

Income Taxes

Consolidated income tax expense for the three months ended June 30, 2011 was $17.2 million, compared to an income tax benefit of $4.2 million for the three months ended June 30, 2010. The income tax expense was primarily the result of a decrease in the net deferred tax assets of CapitalSource Bank in 2011.

Consolidated income tax expense for the six months ended June 30, 2011 was $28.4 million, compared to $16.8 million for the six months ended June 30, 2010. The increase in income tax expense was primarily the result of the re-establishment of a valuation allowance related to CapitalSource Bank pursuant to our plan to reconsolidate in 2011, and a decrease in the net deferred tax assets of CapitalSource Bank.

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

CapitalSource Bank Segment

Operating results for CapitalSource Bank segment for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)

Interest income	$90,490	$78,926	15	$182,294	$160,380	14
Interest expense	15,612	16,431	5	30,822	33,732	9
Provision for loan losses	(1,331)	5,094	126	9,911	92,798	89
Operating expenses	32,594	29,248	(11)	65,535	53,583	(22)
Other income	3,000	7,067	(58)	5,965	15,226	(61)
Income tax expense (benefit)	18,840	(2,463)	(865)	21,935	(2,519)	(971)
Net income (loss)	27,775	37,683	(26)	60,056	(1,988)	3,121

Interest Income

Three months ended June 30, 2011 and 2010

Total interest income increased to $90.5 million for the three months ended June 30, 2011 from $78.9 million for the three months ended June 30, 2010, with an average yield on interest-earning assets of 6.13% for the three months ended June 30, 2011 compared to 5.66% for the three months ended June 30, 2010. During the three months ended June 30, 2011 and 2010, interest income on loans was $78.5 million and $59.9 million, respectively, yielding 7.98% and 7.35% on average loan balances of $3.9 billion and $3.3 billion, respectively. During the three months ended June 30, 2011 and 2010, $4.4 million and $9.0 million, respectively, of interest income was not recognized for loans on non-accrual status, which negatively impacted the yield on loans by 0.45% and 1.11%, respectively.

The “A” Participation Interest, representing our share of a pool of commercial real estate loans and related assets, was paid off during the fourth quarter of 2010. Interest income on the “A” Participation Interest was $3.4 million during the three months ended June 30, 2010, yielding 5.88% on an average balance of $234.4 million. The “A” Participation Interest was purchased at a discount which was accreted into income using the interest method. During the three months ended June 30, 2010, we accreted $2.3 million of discount into interest income on loans in our consolidated statements of operations.

During the three months ended June 30, 2011 and 2010, interest income from our investments, including available-for-sale and held-to-maturity securities, was $11.6 million and $15.3 million, respectively, yielding 2.99% and 3.50% on average balances of $1.6 billion and $1.8 billion, respectively. During the three months ended June 30, 2011, we purchased $221.8 million of investment securities, available-for-sale, while $136.6 million and $44.4 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the three months ended June 30, 2010, we purchased $143.9 million of investment securities, available-for-sale while $176.6 million and $18.6 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.

During the three months ended June 30, 2011 and 2010, interest income on cash and cash equivalents was $0.4 million and $0.3 million, respectively, yielding 0.38% and 0.35% on average balances of $406.7 million and $313.9 million, respectively.

Six months ended June 30, 2011 and 2010

Total interest income increased to $182.3 million for the six months ended June 30, 2011 from $160.4 million for the six months ended June 30, 2010, with an average yield on interest-earning assets of 6.31% for the six months ended June 30, 2011, compared to 5.82% for the six months ended June 30, 2010. During the six months ended June 30, 2011 and 2010, interest income on loans was $155.3 million and $118.7 million, respectively, yielding 8.10% and 7.59% on average loan balances of $3.9 billion and $3.2 billion, respectively. During the six months ended June 30, 2011 and 2010, $9.5 million and $15.3 million, respectively, of interest income was not recognized for loans on non-accrual, which negatively impacted the yield on loans by 0.49% and 0.97%, respectively.

Interest income on the “A” Participation Interest was $11.2 million during the six months ended June 30, 2010, yielding 6.70% on an average balance of $338.0 million. During the six months ended June 30, 2010, we accreted $8.2 million of discount into interest income on loans in our consolidated statements of operations.

During the six months ended June 30, 2011 and 2010, interest income from our investments, including available-for-sale and held-to-maturity securities, was $26.3 million and $29.6 million, respectively, yielding 3.37% and 3.89% on average balances of $1.6 billion and $1.5 billion, respectively. During the six months ended June 30, 2011, we purchased $448.1 million of investment securities, available-for-sale while $472.7 million and $54.7 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the six months ended June 30, 2010, we purchased $958.1 million of investment securities, available-for-sale while $390.5 million and $46.2 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.

During the six months ended June 30, 2011 and 2010, interest income on cash and cash equivalents was $0.6 million and $0.8 million, respectively, yielding 0.34% and 0.32% on average balances of $361.1 million and $508.5 million, respectively.

Interest Expense

Three months ended June 30, 2011 and 2010

Total interest expense decreased to $15.6 million for the three months ended June 30, 2011 from $16.4 million for the three months ended June 30, 2010. The decrease was primarily due to a decline in the average cost of interest-bearing liabilities which was 1.21% and 1.36% during the three months ended June 30, 2011 and 2010, respectively. Our average balances of interest-bearing liabilities, which consist of deposits and FHLB SF borrowings, were $5.2 billion and $4.8 billion during the three months ended June 30, 2011 and 2010, respectively.

Our interest expense on deposits for the three months ended June 30, 2011 and 2010 was $13.4 million and $15.3 million, respectively, with an average cost of deposits of 1.13% and 1.33%, respectively, on average balances of $4.7 billion and $4.6 billion, respectively. During the three months ended June 30, 2011, $1.0 billion of our time deposits matured with a weighted average interest rate of 1.05%, and $1.0 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.96%. During the three months ended June 30, 2010, $1.3 billion of our time deposits matured with a weighted average interest rate of 1.55%, and $1.2 billion of new and renewed time deposits were issued at a weighted average interest rate of 1.16%. Additionally, during the three months ended June 30, 2011, the weighted average interest rate of our liquid account deposits, which consist of savings and money market accounts, remained unchanged at 0.84%.

During the three months ended June 30, 2011, our interest expense on FHLB SF borrowings was $2.2 million with an average cost of 2.08% on an average balance of $426.5 million. During the three months ended June 30, 2011, there were $120.0 million in advances taken and $40.0 million of maturities, including short-term advances taken of $30.0 million. During the three months ended June 30, 2010, our interest expense on borrowings was $1.2 million with an average cost of 1.89% on an average balance of $244.3 million. During the three months ended June 30, 2010, there were $105.0 million in advances taken and $65.0 million of maturities, including $60.0 million of short-term advances and maturities.

Six months ended June 30, 2011 and 2010

Total interest expense decreased to $30.8 million for the six months ended June 30, 2011 from $33.7 million for the six months ended June 30, 2010. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities which was 1.22% and 1.42%, during the six months ended June 30, 2011 and 2010, respectively. Our average balances of interest-bearing liabilities were $5.1 billion and $4.8 billion during the six months ended June 30, 2011 and 2010, respectively.

Our interest expense on deposits for the six months ended June 30, 2011 and 2010 was $26.8 million and $31.6 million, respectively, with an average cost of deposits of 1.15% and 1.39%, respectively, on average balances of $4.7 billion and $4.6 billion, respectively. During the six months ended June 30, 2011, $2.0 billion of our time deposits matured with a weighted average interest rate of 1.07%, and $2.2 billion of new time deposits were issued at a weighted average interest rate of 0.96%. During the six months ended June 30, 2010, $2.7 billion of our time deposits matured with a weighted average interest rate of 1.63%, and $2.6 billion of new time deposits were issued at a weighted average interest rate of 1.22%. Additionally, during the six months ended June 30, 2011, the weighted average interest rate of our liquid account deposits, which consist of savings and money market accounts, increased from 0.83% at the beginning of the year to 0.84% at the end of the quarter.

During the six months ended June 30, 2011, our interest expense on FHLB SF borrowings was $4.0 million with an average cost of 2.04% on an average balance of $400.0 million. During the six months ended June 30, 2011, there were $303.0 million in advances taken and $235.0 million of maturities, including short-term advances taken of $154.0 million and short-term maturities of $186.0 million. During the six months ended June 30, 2010, our interest expense on borrowings, was $2.1 million with an average cost of 1.87% on an average balance of $226.4 million. During the six months ended June 30, 2010, there were $140.0 million of advances taken and $75.0 million of maturities, including $60.0 million of short-term advances and maturities.

Net Interest Margin

Three months ended June 30, 2011 and 2010

The yields of interest-earning assets and the costs of interest-bearing liabilities in this segment for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011			2010
	Weighted	Net		Weighted	Net
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield/Cost	Balance	Income	Yield/Cost
	($ in thousands)

Total interest-earning assets(1)	$5,925,269	$90,490	6.13%	$5,592,803	$78,926	5.66%
Total interest-bearing liabilities(2)	5,164,717	15,612	1.21	4,839,351	16,431	1.36

Net interest spread		$74,878	4.92%		$62,495	4.30%

Net interest margin			5.07%			4.48%

(1)	Interest-earning assets include cash and cash equivalents, investments, the commercial real estate “A” Participation Interest and loans.

(2)	Interest-bearing liabilities include deposits and borrowings.

The yields of interest-earning assets and the costs of interest-bearing liabilities in this segment for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011			2010
	Weighted	Net		Weighted	Net
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield/Cost	Balance	Income	Yield/Cost
	($ in thousands)

Total interest-earning assets(1)	$5,824,845	$182,294	6.31%	$5,558,555	$160,380	5.82%
Total interest-bearing liabilities(2)	5,106,199	30,822	1.22	4,806,004	33,732	1.42

Net interest spread		$151,472	5.09%		$126,648	4.40%

Net interest margin			5.24%			4.59%

(1)	Interest-earning assets include cash and cash equivalents, investments, the commercial real estate “A” Participation Interest and loans.

(2)	Interest-bearing liabilities include deposits and borrowings.

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

Operating Expenses

Three months ended June 30, 2011 and 2010

Operating expenses increased to $32.6 million for the three months ended June 30, 2011 from $29.2 million for the three months ended June 30, 2010. The increase was primarily due to an increase in loan referral and other fees due to an increase in new loans funded by CapitalSource Bank.

CapitalSource Bank relies on the Parent Company to refer loans and to provide loan origination due diligence services. For these services CapitalSource Bank pays the Parent Company fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. CapitalSource Bank also pays the Parent Company to perform certain underwriting and other services. These fees are eliminated in consolidation. The fees are included in other operating expenses and were $13.3 million and $10.1 million for the three months ended June 30, 2011 and 2010, respectively.

Six months ended June 30, 2011 and 2010

Operating expenses increased to $65.5 million for the six months ended June 30, 2011 from $53.6 million for the six months ended June 30, 2010. The increase was primarily due to an increase in loan referral and other fees due to an increase in new loans funded by CapitalSource Bank. Fees paid by CapitalSource Bank to the Parent Company for loan referrals, loan due diligence services and certain underwriting services were $26.8 million and $15.1 million for the six months ended June 30, 2011 and 2010, respectively.

Other Income

CapitalSource Bank services loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on the number of loans or other assets serviced. Loans being serviced by CapitalSource Bank for the benefit of others were $3.1 billion and $4.7 billion as of June 30, 2011 and December 31, 2010, respectively, of which $1.4 billion and $2.5 billion were owned by the Parent Company.

Three months ended June 30, 2011 and 2010

Other income decreased to $3.0 million for the three months ended June 30, 2011 from $7.1 million for the three months ended June 30, 2010 primarily due to a $5.9 million increase in net expense of real estate owned and other foreclosed assets, partially offset by a $1.4 million provision reversal of our allowance for unfunded commitments due to a decrease during the quarter in the amount of unfunded commitments to extend credit to our clients.

Six months ended June 30, 2011 and 2010

Other income decreased to $6.0 million for the six months ended June 30, 2011 from $15.2 million for the six months ended June 30, 2011 primarily due to an $8.8 million increase in net expense of real estate owned and other foreclosed assets and a $4.5 million loss on the sale of unfunded commitments during the six months ended June 30, 2011. In addition, loan servicing fees paid by the Parent Company to CapitalSource Bank decreased by $2.0 million as a result of the sale of our direct real estate investments during 2010 and a decrease in the Parent Company’s loan portfolio. These factors were partially offset by a $1.4 million provision reversal of our allowance for unfunded commitments, realized gains of $1.2 million on sales of investments during the six months ended June 30, 2011, and an increase in borrower loan and servicing fees of $2.3 million.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)

Interest income	$40,701	$87,333	(53)	$88,315	$179,666	(51)
Interest expense	30,195	44,326	32	61,737	92,026	33
Provision for loan losses	2,854	20,168	86	36,421	151,404	76
Operating expenses	41,676	40,392	(3)	83,002	90,899	9
Other income (expense)	24,751	(25,690)	196	57,105	(44,668)	228
Income tax (benefit) expense	(1,591)	(1,711)	(7)	6,476	19,351	67
Net loss	(7,682)	(41,532)	82	(42,216)	(218,682)	81

Interest Income

Three months ended June 30, 2011 and 2010

Interest income decreased to $40.7 million for the three months ended June 30, 2011 from $87.3 million for the three months ended June 30, 2010, primarily due to a decrease in average total interest-earning assets. During the three months ended June 30, 2011, our average balance of interest-earning assets decreased by $2.2 billion, or 45.7%, compared to the three months ended June 30, 2010, due to the deconsolidation of the 2006-A Trust during 2010 and the runoff of Parent Company loans. During the three months ended June 30, 2011, yield on average interest-earning assets decreased to 6.30% from 7.33% for the three months ended June 30, 2010.

Six months ended June 30, 2011 and 2010

Interest income decreased to $88.3 million for the six months ended June 30, 2011 from $179.7 million for the six months ended June 30, 2010, primarily due to a decrease in average total interest-earning assets. During the six months ended June 30, 2011, our average balance of interest-earning assets decreased by $2.5 billion, or 49.2%, compared to the six months ended June 30, 2010, due to the deconsolidation of the 2006-A Trust during 2010 and the runoff of Parent Company loans. During the six months ended June 30, 2011, yield on average interest-earning assets decreased to 6.91% from 7.14% for the six months ended June 30, 2010.

Interest Expense

Three months ended June 30, 2011 and 2010

Interest expense decreased to $30.2 million for the three months ended June 30, 2011 from $44.3 million for the three months ended June 30, 2010 primarily due to a decrease in average interest-bearing liabilities of $2.0 billion, or 53.5%, primarily due to the impact of the deconsolidation of the 2006-A Trust in July 2010 and the reduction of the outstanding balances on our credit facilities and other term debt. Our cost of borrowings increased to 6.89% for the three months ended June 30, 2011 from 4.70% for the three months ended June 30, 2010, as a result of the reduction and termination of certain of our credit facilities, the deconsolidation of the 2006-A Trust and decreases in our remaining securitization balances, all of which generally had lower borrowing costs than the remainder of our borrowings.

Six months ended June 30, 2011 and 2010

The decrease in interest expense to $61.7 million for the six months ended June 30, 2011 from $92.0 million for the six months ended June 30, 2010 was primarily due to a decrease in average interest-bearing liabilities of $2.2 billion, or 55.1%, primarily due to the impact of the deconsolidation of the 2006-A Trust in July 2010 and the reduction of the outstanding balances on our credit facilities and other term debt. Our cost of borrowings increased to 6.80% for the three months ended June 30, 2011 from 4.56% for the three months ended June 30, 2010, as a result of the reduction and termination of certain of our credit facilities, the deconsolidation of the 2006-A Trust and decreases in our remaining securitization balances, all of which generally had lower borrowing costs than the remainder of our borrowings.

Net Interest Margin

Three months ended June 30, 2011 and 2010

Net interest margin was 1.63% for the three months ended June 30, 2011, a decrease of 1.98% from 3.61% for the three months ended June 30, 2010. Net interest spread was (0.59%) for the three months ended June 30, 2011, a decrease of 3.22% from 2.63% for the three months ended June 30, 2010. The decreases in net interest margin and net interest spread were primarily due to the increase in our cost of borrowings.

The yields of interest-earning assets and the costs of interest-bearing liabilities in this segment for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011			2010
	Weighted	Net	Average	Weighted	Net	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Total interest-earning assets(1)	$2,592,896	$40,701	6.30%	$4,777,652	$87,333	7.33%
Total interest-bearing liabilities(2)	1,758,963	30,195	6.89	3,779,755	44,326	4.70

Net interest spread		$10,506	(0.59)%		$43,007	2.63%

Net interest margin			1.63%			3.61%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, loans and investments.

(2)	Interest-bearing liabilities include secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Six months ended June 30, 2011 and 2010

Net interest margin was 2.08% for the six months ended June 30, 2011, a decrease of 1.40% from 3.48% for the six months ended June 30, 2010. Net interest spread was 0.11% for the six months ended June 30, 2011, a decrease of 2.47% from 2.58% for the six months ended June 30, 2010. The decreases in net interest margin and net interest spread were primarily due to the increase in our cost of borrowings.

The yields of interest-earning assets and the costs of interest-bearing liabilities in this segment for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011			2010
	Weighted	Net	Average	Weighted	Net	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income	Cost	Balance	Income	Cost
	($ in thousands)

Total interest-earning assets(1)	$2,579,155	$88,315	6.91%	$5,073,381	$179,666	7.14%
Total interest-bearing liabilities(2)	1,829,972	61,737	6.80	4,073,172	92,026	4.56

Net interest spread		$26,578	0.11%		$87,640	2.58%

Net interest margin			2.08%			3.48%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, loans and investments in debt securities.

(2)	Interest-bearing liabilities include secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

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

Operating Expenses

Three months ended June 30, 2011 and 2010

Operating expenses increased to $41.7 million for the three months ended June 30, 2011 from $40.4 million for the three months ended June 30, 2010, primarily due to a $2.5 million increase in professional fees. Operating expenses as a percentage of average total assets increased to 5.43% for the three months ended June 30, 2011 from 3.22% for the three months ended June 30, 2010 due to the decrease in total assets as a result of the deconsolidation of the 2006-A Trust and the runoff of Parent Company loans.

Six months ended June 30, 2011 and 2010

Operating expenses decreased to $83.0 million for the six months ended June 30, 2011 from $90.9 million for the six months ended June 30, 2010, primarily due to $4.2 million decrease in compensation and benefits and a $3.1 million decrease in administrative expenses. Operating expenses as a percentage of average total assets increased to 5.23% for the six months ended June 30, 2011 from 3.34% for the six months ended June 30, 2010 due to the decrease in total assets as a result of the deconsolidation of the 2006-A Trust and the runoff of Parent Company loans.

Other Income (Expense)

Three months ended June 30, 2011 and 2010

Other income was $24.8 million for the three months ended June 30, 2011 compared to $25.7 million of other expense for the three months ended June 30, 2010. This change was primarily due to decreases in loss on derivatives, decreases in net expense of real estate owned and other foreclosed assets and gains on loan sales, partially offset by foreign currency exchange losses. Further explanation of the change is described below.

Loss on derivatives decreased to $0.1 million for the three months ended June 30, 2011 from $4.1 million for the three months ended June 30, 2010, primarily due to a $2.6 million decrease in interest expense on interest rate swaps and a $2.5 million increase in net unrealized gains on our derivative instruments.

Net expense of real estate owned and other foreclosed assets decreased to $4.5 million for the three months ended June 30, 2011 from $43.2 million for the three months ended June 30, 2010. The decrease was primarily due to a $24.1 million decrease in the provision for loans acquired through foreclosure, a $3.5 million decrease in unrealized losses on real estate owned, a $2.7 million decrease in operating expenses related to real estate owned and a $2.0 million increase in realized gains on the sales of real estate owned. In addition, we did not record any impairment losses on real estate owned during the six months ended June 30, 2011 compared to $5.6 million in impairment losses recorded during the six months ended June 30, 2010.

Other income, net increased to $20.6 million for the three months ended June 30, 2011 from $11.3 million for the three months ended June 30, 2010. The increase was primarily due to gains on sales of loans of $3.1 million for the three months ended June 30, 2011 compared to $7.2 million in losses on sales of loans for the three months ended June 30, 2010, $7.6 million of litigation expenses recorded during the three months ended June 30, 2010 compared to no such expenses during the three months ended June 30, 2011 and an increase of $3.8 million in servicing and referral fees. These factors were offset by $1.0 million in foreign currency exchange losses during three months ended June 30, 2011 compared to $11.0 million in foreign currency exchange gains during three months ended June 30, 2011.

Six months ended June 30, 2011 and 2010

Other income was $57.1 million for the six months ended June 30, 2011 compared to $44.7 million of other expense for the six months ended June 30, 2010. This change was primarily due to increases in investments, net, decreases in loss on derivatives, decreases in net expense of real estate owned and other foreclosed assets and gains on loan sales, partially offset by increases in foreign currency exchange losses. Further explanation of the change is described below.

Gains on investments, net increased to $31.0 million for the six months ended June 30, 2011 from $16.3 million for the six months ended June 30, 2010, primarily due to a $15.8 million increase in realized gains on sales of available-for-sale and cost basis investments and a $1.9 million decrease in unrealized losses on equity investments, partially offset by a $2.4 million decrease in dividends received and a $1.2 million increase in impairments of available-for-sale securities.

Loss on derivatives decreased by $6.2 million for the six months ended June 30, 2011 compared to six months ended June 30, 2010, primarily due to a $5.2 million decrease in interest expense on interest rate swaps and a $1.1 million increase in net unrealized gains on our derivative instruments.

Net expense of real estate owned and other foreclosed assets decreased to $11.7 million for the six months ended June 30, 2011 from $83.7 million for the six months ended June 30, 2010. The decrease was primarily due to a $31.5 million decrease the provision for loans acquired through foreclosure, a $19.0 million decrease in unrealized losses on real estate owned, a $6.4 million decrease in operating expenses related to real estate owned and a $5.0 million increase in realized gains on the sales of real estate owned. In addition, we did not record any impairment losses on real estate owned during the six months ended June 30, 2011 compared to $10.2 million in impairment losses during the six months ended June 30, 2010.

Other income, net increased to $39.3 million for the six months ended June 30, 2011 from $30.3 million for the six months ended June 30, 2010. The increase was primarily due to a $13.1 million increase in servicing and referral fees and gains on sales of loans of $3.6 million for the six months ended June 30, 2011 compared to $7.2 million in losses on sales of loans for the six months ended June 30, 2010. In addition, we did not record any litigation expenses during six months ended June 30, 2011 compared to $7.6 million of litigation expenses during the six months ended June 30, 2010. These factors were offset by $2.9 million in foreign currency exchange losses during six months ended June 30, 2011 compared to $18.7 million in foreign currency exchange gains during six months ended June 30, 2010.

Financial Condition

CapitalSource Bank Segment

As of June 30, 2011 and December 31, 2010, the CapitalSource Bank segment included:

	June 30,	December 31,
	2011	2010
	($ in thousands)

Assets:
Cash and cash equivalents(1)	$382,065	$377,054
Investment securities, available-for-sale	1,447,826	1,510,384
Investment securities, held-to-maturity	136,250	184,473
Loans(2)	4,202,073	3,848,511
FHLB SF stock	23,050	19,370

Total	$6,191,264	$5,939,792

Liabilities:
Deposits	$4,785,790	$4,621,273
FHLB SF borrowings	480,000	412,000

Total	$5,265,790	$5,033,273

(1)	As of June 30, 2011 and December 31, 2010, the amounts include restricted cash of $8.9 million and $23.5 million, respectively.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our consolidated financial statements for the three and six months ended June 30, 2011.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consists of discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), asset-backed securities, residential mortgage-backed securities rated AAA issued by non-government-agencies (“Non-agency MBS”), corporate debt securities and U.S. Treasury and agency securities. As of June 30, 2011, CapitalSource Bank had pledged a significant portion of its investment securities, available-for-sale, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) and the Federal Reserve Bank (“FRB”) as a source of borrowing capacity. For additional information, see Note 6, Investments, in our consolidated financial statements for the three and six months ended June 30, 2011.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity, consists of AAA-rated commercial mortgage-backed securities. For additional information on our investment securities, held-to-maturity, see Note 6, Investments, in our accompanying consolidated financial statements for the three and six months ended June 30, 2011.

Loan Portfolio Composition

The CapitalSource Bank loan balances reflected in the portfolio statistics below include loans held for sale of $108.1 million and $14.2 million as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011 and December 31, 2010, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	June 30,		December 31,
	2011		2010
	($ in thousands)

Commercial	$2,118,843	50%	$2,029,407	53%
Real estate	1,966,929	47	1,634,062	42
Real estate — construction	116,301	3	185,042	5

Total(1)	$4,202,073	100%	$3,848,511	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of June 30, 2011, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$358,218	$1,426,454	$334,171	$2,118,843
Real estate	112,404	930,014	924,511	1,966,929
Real estate — construction	107,285	—	9,016	116,301

Total loans(1)	$577,907	$2,356,468	$1,267,698	$4,202,073

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of June 30, 2011, approximately 76% of the CapitalSource Bank adjustable rate portfolio comprised loans that were subject to an interest rate floor and were accruing interest. Due to low market interest rates as of June 30, 2011, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 1.91% as of June 30, 2011. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of June 30, 2011, the composition of CapitalSource Bank loan balances by adjustable rate index and by loan type was as follows:

	Loan Type		Real Estate -
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$654,224	$852,323	$—	$1,506,547	36%
2-Month LIBOR	53,965	—	—	53,965	1
3-Month LIBOR	459,851	9,314	—	469,165	11
6-Month LIBOR	46,405	92,359	—	138,764	3
Prime	473,373	97,925	9,017	580,315	14
Other	67,070	47,951	—	115,021	3

Total adjustable rate loans	1,754,888	1,099,872	9,017	2,863,777	68
Fixed rate loans	336,608	782,027	—	1,118,635	27
Loans on non-accrual status	27,347	85,030	107,284	219,661	5

Total loans(1)	$2,118,843	$1,966,929	$116,301	$4,202,073	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

FHLB SF Stock

Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2011.

Deposits

As of June 30, 2011 and December 31, 2010, a summary of CapitalSource Bank’s deposits by product type and the maturities of the certificates of deposit were as follows:

	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	($ in thousands)

Interest-bearing deposits:
Money market	$243,419	0.79%	$236,811	0.78%
Savings	821,059	0.85	694,157	0.84
Certificates of deposit	3,721,312	1.21	3,690,305	1.27

Total interest-bearing deposits	$4,785,790	1.13	$4,621,273	1.18

	June 30, 2011
		Weighted
	Balance	Average Rate
	($ in thousands)

Remaining maturity of certificates of deposit:
0 to 3 months	$766,168	1.01%
4 to 6 months	1,020,735	1.03
7 to 9 months	795,859	1.29
10 to 12 months	432,659	1.26
Greater than 12 months	705,891	1.56

Total certificates of deposit	$3,721,312	1.21

FHLB SF Borrowings

FHLB SF borrowings increased to $480.0 million as of June 30, 2011 from $412.0 million as of December 31, 2010. These borrowings were used primarily for interest rate risk management and short-term funding purposes. The weighted-average remaining maturities of the borrowings were approximately 3.2 years and 2.3 years as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

	June 30, 2011
		Weighted
	Balance	Average Rate
	($ in thousands)

Less than 1 year	$108,000	1.38%
After 1 year through 2 years	38,000	1.82
After 2 years through 3 years	55,000	2.01
After 3 years through 4 years	55,000	2.33
After 4 years through 5 years	189,000	2.12
After 5 years	35,000	2.79

Total	$480,000	1.99%

Other Commercial Finance Segment

As of June 30, 2011 and December 31, 2010, the Other Commercial Finance segment included:

	June 30, 2011	December 31, 2010
	($ in thousands)

Assets:
Investment securities, available-for-sale	$24,917	$12,527
Loans(1)	1,399,910	2,509,699
Other investments(2)	61,665	71,877

Total	$1,486,492	$2,594,103

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

(2)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

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

Loan Portfolio Composition

The Other Commercial Finance loan balances reflected in the portfolio statistics below include loans held for sale of $11.1 million and $191.1 million as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011 and December 31, 2010, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	June 30, 2011		December 31, 2010
	($ in thousands)

Commercial	$1,178,114	84%	$2,209,064	88%
Real estate	146,777	11	192,096	8
Real estate — construction	75,019	5	108,539	4

Total(1)	$1,399,910	100%	$2,509,699	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of June 30, 2011, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in	Due in
	One Year	One to	Due After
	or Less	Five Years	Five Years	Total
	($ in thousands)

Commercial	$297,670	$869,364	$11,080	$1,178,114
Real estate	43,519	95,567	7,691	146,777
Real estate — construction	75,019	—	—	75,019

Total(1)	$416,208	$964,931	$18,771	$1,399,910

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of June 30, 2011, approximately 72% of the adjustable rate loan portfolio comprised loans that were subject to an interest rate floor and were accruing interest. Due to low market interest rates as of June 30, 2011, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 2.45% as of June 30, 2011. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of June 30, 2011, the composition of Other Commercial Finance loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
			Real Estate -
	Commercial	Real Estate	Construction	Total	Percentage
	($ in thousands)

1-Month LIBOR	$298,005	$74,308	$—	$372,313	27%
2-Month LIBOR	28,042	—	—	28,042	2
3-Month LIBOR	175,245	—	—	175,245	12
6-Month LIBOR	200	—	—	200	1
1-Month EURIBOR	34,617	—	—	34,617	2
Prime	430,921	6,231	38,094	475,246	34

Total adjustable rate loans	967,030	80,539	38,094	1,085,663	78
Fixed rate loans	32,579	25,034	—	57,613	4
Loans on non-accrual status	178,505	41,204	36,925	256,634	18

Total loans(1)	$1,178,114	$146,777	$75,019	$1,399,910	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Credit Quality and Allowance for Loan Losses

Consolidated

The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
	($ in thousands)

Non-accrual loans
Commercial	$205,852	$366,417
Real estate	126,234	131,758
Real estate — construction	144,209	200,611

Total loans on non-accrual	$476,295	$698,786

Accruing loans contractually past-due 90 days or more
Commercial	$1,982	$3,244
Real estate	—	6,238
Real estate — construction	38,095	39,806

Total accruing loans contractually past-due 90 days or more	$40,077	$49,288

Troubled debt restructurings(1)
Commercial	$120,746	$118,988
Real estate	41,854	35,689

Total troubled debt restructurings	$162,600	$154,677

Total non-performing loans
Commercial	$328,580	$488,649
Real estate	168,088	173,685
Real estate — construction	182,304	240,417

Total non-performing loans	$678,972	$902,751

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

Potential problem loans are loans that are not considered non-performing loans, as disclosed above, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Such defaults could eventually result in the loans being reclassified as non-performing loans. We had $83.0 million in potential problem loans as of December 31, 2010, primarily related to an impaired loan that was restructured during the first quarter of 2011. We had no such potential problem loans as of June 30, 2011.

Of our non-accrual loans, $2.0 million were 30-89 days delinquent and $155.0 million were over 90 days delinquent as of June 30, 2011, and $22.4 million were 30-89 days delinquent and $270.5 million were over 90 days delinquent as of December 31, 2010. Accruing loans 30-89 days delinquent were $1.9 million and $5.4 million as of June 30, 2011 and December 31, 2010, respectively.

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

We maintain a comprehensive credit policy manual that is supplemented by specific loan product underwriting guidelines. Among other things, the credit policy manual sets forth requirements that meet the regulations enforced by both the FDIC and the California Department of Financial Institutions (“DFI”). Several examples of such requirements are the loan-to-value limitations for real estate secured loans, various real estate appraisal and other third-party reports standards, and collateral insurance requirements.

Our underwriting guidelines outline specific underwriting standards and minimum specific risk acceptance criteria for each lending product offered, including the use of interest reserves. For additional information, see Credit Risk Management section included in our Form 10-K for the year ended December 31, 2010.

We maintain servicing procedures for real estate construction loans, and the objective of the procedures is to maintain the proper relationship between the loan amount funded and the value of the collateral securing the loan. The principal servicing tasks include, but are not limited to:

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

Additionally, our risk rating policies require that the assignment of a risk rating should consider whether the capitalization of interest may be masking other performance related issues. The adequacy of the interest reserve generally is evaluated each time a risk rating conclusion is required or rendered with particular attention paid to the underlying value of the collateral and its ongoing support of the transaction. Obtaining updated third-party valuations is considered when significant negative variances to expected performance exist. Generally, our policy on updating appraisals is to obtain current appraisals subsequent to the impairment date if there are significant changes to the underlying assumptions from the most recent appraisal. Some factors that could cause significant changes include the passage of more than twelve months since the time of the last appraisal; the volatility of the local market; the availability of financing; the number of competing properties; new improvements to, or lack of maintenance of, the subject property or competing surrounding properties; a change in zoning; environmental contamination; or failure of the project to meet material assumptions of the original appraisal. We generally consider appraisals to be current if they are dated within the past twelve months. However, we may obtain an updated appraisal on a more frequent basis if in our determination there are significant changes to the underlying assumptions from the most recent appraisal. As of June 30, 2011, $186.3 million of our collateral dependent loans had an appraisal older than twelve months. The fair value of the collateral for these loans was determined through inputs outside of appraisals, including actual and comparable sales transactions, broker price opinions and other relevant data.

Eight of the 20 loans that comprise our real estate construction portfolio as of June 30, 2011 have been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans, work-out efforts that were best achieved via a restructuring or discounted payoff.

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

Interest income recognized on the real estate construction loan portfolio was $0.9 million and $2.7 million for the three and six months ended June 30, 2011, respectively, and $5.3 million and $14.9 million for the three and six months ended June 30, 2010, respectively. Cumulative capitalized interest on real estate construction loans in our portfolio as of June 30, 2011 and December 31, 2010 was $27.2 million and $86.4 million, respectively. As of June 30, 2011 and December 31, 2010, $182.3 million, or 95.3%, and $240.4 million, or 81.9%, respectively, of the total real estate construction loan portfolio was non-performing.

The decrease in the non-performing loan balance from December 31, 2010 to June 30, 2011 is primarily due to payoffs, charge offs, sales, and foreclosures on those loans, and a decrease in the number of loans that became non-performing during 2011.

The activity in the allowance for loan losses for the three and six months ended June 30, 2011 and June 30, 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands)

Balance as of beginning of period	$283,274	$686,193	$329,122	$586,696
Charge offs:
Commercial	(36,167)	(22,437)	(116,897)	(57,584)
Real estate	(33,917)	(39,697)	(37,760)	(76,620)
Real estate — construction	(13,384)	(63,235)	(25,273)	(102,427)

Total charge offs	(83,468)	(125,369)	(179,930)	(236,631)
Recoveries:
Commercial	2,353	243	3,458	243
Real estate	22	53	11,413	53
Real estate — construction	188	—	1,105	6

Total recoveries	2,563	296	15,976	302

Net charge offs	(80,905)	(125,073)	(163,954)	(236,329)
Charge offs upon transfer to held for sale	(4,754)	(7,749)	(12,362)	(15,936)
Provision for loan losses:
General	(40,809)	(67,925)	(68,875)	(43,644)
Specific	42,332	93,187	115,207	287,846

Total provision for loan losses	1,523	25,262	46,332	244,202

Balance as of end of period	$199,138	$578,633	$199,138	$578,633

Allowance for loan losses ratio	3.55%	7.54%	3.55%	7.54%

Provision for loan losses as a percentage of total loans outstanding (annualized)	0.11%	1.32%	1.67%	6.42%

Net charge offs as a percentage of average loans outstanding (annualized)	6.12%	6.94%	6.00%	6.63%

Our allowance for loan losses decreased by $130.0 million to $199.1 million as of June 30, 2011 from $329.1 million as of December 31, 2010. This decrease comprised a $68.9 million decrease in general reserves and a $61.1 million decrease in specific reserves on impaired loans as further described below. Our provision for loan losses decreased by $23.7 million and $197.8 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. Given the nature of the factors driving the change in provision for loan losses during the three and six months ended June 30, 2011, provision levels recognized during the three and six months ended June 30, 2011 should not be considered indicative of provision levels in the future.

The decrease in the general reserves was primarily due to a shift in the loan mix reflecting a decrease in non-impaired loans in categories with the greatest historical loss experience, lowered estimated losses to reflect that an increased percentage of our non-impaired loan portfolio has been originated in recent years where the credit outcome is expected to be more favorable, and a reduction in the amount of unpaid principal balance of non-impaired loans due to loan payoffs, principal payments and loan sales. As of June 30, 2011, the unpaid principal balance of non-impaired loans had decreased to $5.0 billion and the general reserves allocated to that portfolio had decreased to $181.3 million, representing an effective reserve percentage of 3.6%. As of December 31, 2010, the unpaid principal balance of non-impaired loans was $5.4 billion and the general reserves allocated to that portfolio were $250.2 million, representing an effective reserve percentage of 4.6%. The lower effective reserve percentage reflects the lower historical losses generally experienced by the non-impaired loans remaining in our portfolio as of June 30, 2011.

The decrease in specific reserves for the three months ended June 30, 2011 was related to new specific reserves of $42.3 million, which were offset by recoveries of $2.6 million and net charge-offs of $85.7 million taken during the period. The decrease in specific reserves for the six months ended June 30, 2011 was related to new specific reserves of

$115.2 million, which were offset by recoveries of $16.0 million and net charge-offs of $176.3 million taken during the period. The carrying values of our impaired loans reflect incurred losses that are inherent in our loan portfolio.

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

We employ a formal quarterly process to both identify impaired loans and record appropriate specific reserves based on available collateral and other borrower-specific information. As of June 30, 2011, the unpaid principal balance of impaired loans was $486.6 million with a specific allowance attributable to that portfolio of $17.9 million. Additionally, as of June 30, 2011, $207.5 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of June 30, 2011 of $225.4 million represented an expected total loss of 30.6% of the legal balance of $736.3 million (the June 30, 2011 balance plus amounts previously charged off). As of December 31, 2010, the unpaid principal balance of impaired loans was $931.2 million with a specific allowance attributable to that portfolio of $79.0 million. Additionally, as of December 31, 2010, $463.1 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total prior charge offs and specific reserves as of December 31, 2010 of $505.3 million represented an expected total loss of 37.2% of the legal balance of $1.4 billion (the December 31, 2010 balance plus amounts previously charged off). The lower effective total loss percentage was due to impaired loans that had high cumulative charge offs and specific reserves that were resolved during the period, as well as the transfer of $112.5 million of loans to held for sale as of June 30, 2011 that were subsequently sold on July 1, 2011.

CapitalSource Bank Segment

The outstanding unpaid principal balances of non-performing loans in the CapitalSource Bank loan portfolio as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
	($ in thousands)

Non-accrual loans
Commercial	$27,347	$45,919
Real estate	85,030	70,438
Real estate — construction	107,284	131,940

Total loans on non-accrual	$219,661	$248,297

Accruing loans contractually past-due 90 days or more
Commercial	$136	$272

Total accruing loans contractually past-due 90 days or more	$136	$272

Troubled debt restructurings(1)
Real estate	$35,623	$35,689

Total troubled debt restructurings	$35,623	$35,689

Total non-performing loans
Commercial	$27,483	$46,191
Real estate	120,653	106,127
Real estate — construction	107,284	131,940

Total non-performing loans	$255,420	$284,258

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

We had one $76.2 million potential problem loan as of December 31, 2010. We had no such potential problem loans as of June 30, 2011.

Of our non-accrual loans, $1.3 million and $3.9 million were 30-89 days delinquent, and $34.8 million and $69.8 million were over 90 days delinquent as of June 30, 2011 and December 31, 2010, respectively. Accruing loans 30-89 days delinquent were $1.9 million and $5.3 million as of June 30, 2011 and December 31, 2010, respectively.

On July 1, 2011, we sold three non-accrual loans which comprised one of our three largest credit relationships as of June 30, 2011. The total related outstanding principal balance of $107.3 million is included in the outstanding balance of real estate — construction non-performing loans for Capital Source Bank as of June 30, 2011 detailed above.

The activity in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 was as follows:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands)

Balance as of beginning of period	$132,970	$222,318	$124,878	$152,508
Charge offs:
Commercial	(1,127)	—	(1,177)	(3,682)
Real estate	(22,193)	(28,123)	(25,920)	(41,478)
Real estate — construction	—	(34,308)	(11,530)	(35,165)

Total charge offs	(23,320)	(62,431)	(38,627)	(80,325)
Recoveries:
Commercial	85	—	85	—
Real estate	—	—	11,369	—
Real estate — construction	188	—	1,019	—

Total recoveries	273	—	12,473	—

Net charge offs	(23,047)	(62,431)	(26,154)	(80,325)
Charge offs upon transfer to held for sale	—	(420)	(43)	(420)
Provision for loan losses:
General	(22,903)	(33,071)	(15,686)	(12,503)
Specific	21,572	38,165	25,597	105,301

Total provision for loan losses	(1,331)	5,094	9,911	92,798

Balance as of end of period	$108,592	$164,561	$108,592	$164,561

Allowance for loan losses ratio	2.58%	4.74%	2.58%	4.74%

Provision for loan losses as a percentage of total loans outstanding (annualized)	0.13%	0.59%	0.48%	5.39%

Net charge offs as a percentage of average loans outstanding (annualized)	2.31%	7.26%	1.34%	4.69%

Our allowance for loan losses decreased by $16.3 million to $108.6 million as of June 30, 2011 from $124.9 million as of December 31, 2010. This decrease was comprised of a $15.7 million decrease in general reserves and a $0.6 million decrease in specific reserves on impaired loans.

The decrease in general reserves was primarily due to a shift in the loan mix reflecting a decrease in non-impaired loans in categories with the greatest historical loss experience, lowered estimated losses to reflect that an increased percentage of our non-impaired loan portfolio has been originated in recent years where the credit outcome is expected to be more favorable, and a reduction in the amount of unpaid principal balance of non-impaired loans due to loan payoffs, principal payments and loan sales. As of June 30, 2011, the unpaid principal balance of non-impaired loans had increased to $4.0 billion and the general reserves allocated to that portfolio were $107.3 million, representing an effective reserve percentage of 2.7%. As of December 31, 2010, the unpaid principal balance of non-impaired loans was $3.5 billion and the general reserves allocated to that portfolio were $123.0 million, representing an effective reserve percentage of 3.5%. The lower effective reserve percentage reflects the lower historical losses generally experienced by the non-impaired loans remaining in our portfolio as of June 30, 2011.

The decrease in specific reserves for the three months ended June 30, 2011 was related to new specific reserves of $21.6 million, which were offset by recoveries of $0.3 million and net charge-offs of $23.1 million taken during the period. The decrease in specific reserves for the six months ended June 30, 2011 was related to new specific reserves of $25.6 million, which were offset by recoveries of $12.5 million and net charge-offs of $26.2 million taken during the period. The carrying values of our impaired loans reflect incurred losses that are inherent in our loan portfolio.

Given our loss experience, we consider our higher-risk loans to be commercial real estate loans originated in 2008 and prior. As of June 30, 2011 and December 31, 2010, commercial real estate loans originated in 2008 and prior had an outstanding principal balance of $520.1 million and $802.5 million, respectively. This amount was net of cumulative charge offs taken on these loans of $58.6 million and $31.2 million, respectively. On July 1, 2011, commercial real estate loans to one client originated in 2007 with an outstanding principal balance of $107.3 million as of June 30, 2011 were sold.

During the three and six months ended June 30, 2011, loans with an aggregate carrying value of $11.4 million and $107.6 million, respectively, as of their respective restructuring dates, were involved in troubled debt restructurings (“TDRs”). During the three and six months ended June 30, 2010, loans with an aggregate carrying value of $142.5 million and $197.4 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $19,000 as of June 30, 2011. There were no specific reserves allocated to loans that were involved in TDRs as of December 31, 2010.

During 2010, CapitalSource Bank restructured three commercial real estate loans into new loans using an “A note / B note” structure in which the B note component has been fully charged off. The contractual principal balances of these three loans prior to the restructurings totaled $91.6 million. In connection with the restructurings, $8.8 million of debt was forgiven and charged off, and $4.9 million was collected as principal payments, leaving $59.9 million of A notes and $18.2 million of B notes. In March 2011, one of these A / B note arrangements with an aggregate carrying value of $21.1 million as of December 31, 2010 was repaid in full, including the previously charged off B note. As of June 30, 2011, the aggregate carrying value of the remaining two A notes was $35.6 million, and as of December 31, 2010, the aggregate carrying value of the three A notes was $56.5 million. The B notes had no aggregate carrying value as of June 30, 2011 and December 31, 2010. During the three and six months ended June 30, 2011, the remaining two A notes that were TDRs with an aggregate carrying value of $35.6 million were no longer classified as impaired as they performed in accordance with market-based restructured terms for twelve consecutive months.

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

Other Commercial Finance Segment

The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
	($ in thousands)

Non-accrual loans
Commercial	$178,505	$320,498
Real estate	41,204	61,320
Real estate — construction	36,925	68,671

Total loans on non-accrual	$256,634	$450,489

Accruing loans contractually past-due 90 days or more
Commercial	$1,846	$2,972
Real estate	—	6,238
Real estate — construction	38,095	39,806

Total accruing loans contractually past-due 90 days or more	$39,941	$49,016

Troubled debt restructurings(1)
Commercial	$120,746	$118,988
Real estate	6,231	—

Total troubled debt restructurings	$126,977	$118,988

Total non-performing loans
Commercial	$301,097	$442,458
Real estate	47,435	67,558
Real estate — construction	75,020	108,477

Total non-performing loans	$423,552	$618,493

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

We had $6.8 million in potential problem loans as of December 31, 2010. We had no such potential problem loans as of June 30, 2011.

Of our non-accrual loans, $0.7 million and $18.5 million were 30-89 days delinquent, and $120.2 million and $200.7 million were over 90 days delinquent as of June 30, 2011 and December 31, 2010, respectively. Accruing loans 30-89 days delinquent $0.1 million as of December 31, 2010. We had no such loans as of June 30, 2011.

The activity in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands)

Balance as of beginning of period	$150,304	$463,875	$204,244	$434,188
Charge offs:
Commercial	(35,040)	(22,437)	(115,720)	(53,902)
Real estate	(11,724)	(11,574)	(11,840)	(35,142)
Real estate — construction	(13,384)	(28,927)	(13,743)	(67,262)

Total charge offs	(60,148)	(62,938)	(141,303)	(156,306)
Recoveries:
Commercial	2,268	243	3,373	243
Real estate	22	53	44	53
Real estate — construction	—	—	86	6

Total recoveries	2,290	296	3,503	302

Net charge offs	(57,858)	(62,642)	(137,800)	(156,004)
Charge offs upon transfer to held for sale	(4,754)	(7,329)	(12,319)	(15,516)
Provision for loan losses:
General	(17,906)	(34,854)	(53,189)	(31,141)
Specific	20,760	55,022	89,610	182,545

Total provision for loan losses	2,854	20,168	36,421	151,404

Balance as of end of period	$90,546	$414,072	$90,546	$414,072

Allowance for loan losses ratio	6.46%	9.86%	6.46%	9.86%

Provision for loan losses as a percentage of total loans outstanding (annualized)	0.82%	1.93%	5.25%	7.27%

Net charge offs as a percentage of average loans outstanding (annualized)	15.63%	6.68%	15.24%	8.24%

Our allowance for loan losses decreased by $113.7 million to $90.5 million as of June 30, 2011 from $204.2 million as of December 31, 2010. This decrease comprised a $53.2 million decrease in general reserves and a $60.5 million decrease in specific reserves on impaired loans as further described below.

The decrease in the allowance for loan losses was primarily driven by a decrease in general reserves as a result of loan payoffs, sales and foreclosures and a decrease in specific reserves as a result of charge offs on existing specific reserves and a decrease in specific provision. Our loans in categories with the greatest historical loss experience continue to pay off or be otherwise resolved. As of June 30, 2011, the unpaid principal balance of non-impaired loans had decreased to $1.0 billion and the general reserves allocated to that portfolio were $74.0 million, representing an effective reserve percentage of 7.4%. As of December 31, 2010, the unpaid principal balance of non-impaired loans was $1.9 billion and the general reserves allocated to that portfolio were $127.2 million, representing an effective reserve percentage of 6.7%.

As of June 30, 2011, the majority of our loan portfolio comprised commercial loans. Given our loss experience, we consider our higher-risk loans within our commercial portfolio to be cash flow-based loans related to the media, communications, retail, apparel, restaurant, and other industries. As of June 30, 2011, these higher-risk loans had an aggregate outstanding principal balance of $541.2 million, net of cumulative charge offs taken on these loans of $343.7 million.

During the three and six months ended June 30, 2011, loans with an aggregate carrying value of $57.3 million and $115.9 million, respectively, as of their respective restructuring dates, were involved in TDRs. During the three and six months ended June 30, 2010, loans with an aggregate carrying value of $218.5 million and $364.5 million, respectively, as of their respective restructuring dates, were involved in TDRs. Additionally, loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $11.5 million and $35.5 million as of June 30, 2011 and December 31, 2010, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our sources of funds available to meet our obligations as they arise. We require cash to fund new and existing loan commitments, repay and service indebtedness, make new investments, fund net deposit outflows and pay expenses related to general business operations. Our primary sources of liquidity are cash and cash equivalents, new borrowings and deposits, proceeds from asset sales, principal and interest collections, and additional equity and debt financings.

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

As of June 30, 2011, we had $1.4 billion of unfunded commitments to extend credit, of which $810.0 million were commitments of CapitalSource Bank and $566.9 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion to future fundings by us, and our clients may draw on these unfunded commitments at any time. We forecast adequate liquidity to fund the expected borrower draws under these commitments. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases, pursuant to intercompany agreements, to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace.

Unless otherwise specified, the figures presented in the following paragraphs are based on current forecasts and take into account activity since June 30, 2011. The information contained in this section should be read in conjunction with, and is subject to and qualified by the information set forth in our Risk Factors and the Cautionary Note Regarding Forward Looking Statements in our Form 10-K.

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

CapitalSource Bank’s primary uses of liquidity include: funding new and existing loans, purchasing investment securities, funding net deposit outflows, paying operating expenses, and payment of income taxes pursuant to our intercompany tax sharing arrangement. CapitalSource Bank operates in accordance with the conditions imposed and contractual agreements entered in connection with regulatory approvals obtained upon its formation, including requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well-capitalized” under relevant banking regulations, and a ratio of tangible equity to tangible assets of not less than 10%. In addition, we have a policy to maintain 7.5% of CapitalSource Bank’s assets in unencumbered cash, cash equivalents and investments. In accordance with regulatory guidance, we have identified, modeled and planned for the financial, capital and liquidity impact of various events and scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, a material increase in loan funding obligations, a material increase in credit costs or any combination of these events. We anticipate that CapitalSource Bank would be able to maintain sufficient liquidity and ratios in excess of its required minimum ratios in these events and scenarios.

For information on CapitalSource Bank’s primary sources of liquidity, see Note 8, Deposits, and Note 10, Borrowings, in our consolidated financial statements for the three months ended June 30, 2011 and in our audited consolidated financial statements in our Form 10-K for the year ended December 31, 2010.

Parent Company Liquidity

The Parent Company’s need for liquidity is based on our intention to run off over time the balance of our existing loan portfolio and other assets held in the Parent Company. The Parent Company’s primary sources of liquidity include cash and cash equivalents, income tax payments from CapitalSource Bank pursuant to our intercompany tax sharing arrangement, principal and interest payments, asset sales, and loan sourcing fees from CapitalSource Bank for loan originations. A portion of the proceeds from some of these sources is required to be used to make net proceeds offers on our 2014 Senior Secured Notes. The Parent Company also has access to secondary sources of liquidity including bank borrowings and the issuance of debt securities, subject to restrictions under existing indebtedness; and the issuance of additional shares of equity. CapitalSource Bank is prohibited from paying dividends until 2012. We do not anticipate that dividends from CapitalSource Bank will provide any liquidity to fund the operations of the Parent Company for the near term future.

The Parent Company’s primary uses of liquidity include interest and principal payments on our existing debt, operating expenses, share repurchases pursuant to our Stock Repurchase Program, any dividends that we may pay, and the funding of unfunded commitments. The Parent Company is required to repurchase its 7.25% Convertible Debentures in cash at the option of the noteholders on July 15, 2012. As of June 30, 2011, the outstanding balance on the 7.25% Convertible Debentures was $250.0 million. In July 2011, we repurchased the outstanding 3.5% and 4.0% Convertible Debentures pursuant to the terms of the respective indentures for an aggregate repurchase price of $280.5 million.

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of June 30, 2011, there were no amounts outstanding under this facility.

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

In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to two years. In December 2010, we repurchased 1,415,000 shares of our stock in open market transactions for a total purchase price of $9.9 million. All shares repurchased under this plan were retired upon settlement. There were no additional repurchases during the three and six months ended June 30, 2011. In July 2011, our Board of Directors authorized the repurchase of an additional $35.0 million (for an aggregate of $185.0 million)

of our common stock pursuant to the Stock Repurchase Program. The total repurchase capacity available under the Stock Repurchase Program as of July 31, 2011 is approximately $175.0 million. Any share repurchases made under the stock repurchase plan will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. For additional information, see Note 12, Shareholders’ Equity, in our audited consolidated financial statements in our Form 10-K for the year ended December 31, 2010.

As of December 31, 2010, the Parent Company had one secured credit facility. We terminated this credit facility on April 12, 2011.

Commitments, Guarantees & Contingencies

As of June 30, 2011 and December 31, 2010, we had unfunded commitments to extend credit to our clients of $1.4 billion and $1.9 billion, respectively. Additional information on these contingencies is included in Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K, and Liquidity and Capital Resources — Parent Company Liquidity herein.

We have non-cancelable operating leases for office space and office equipment, which expire over the next fourteen years and contain provisions for certain annual rental escalations. For additional information, see Note 19, Commitments and Contingencies, in our audited consolidated financial statements in our Form 10-K for the year ended December 31, 2010.

We provide standby letters of credit in conjunction with several of our lending arrangements and under certain of our property leases. For additional information, see Note 16 — Commitments and Contingencies, in our accompanying consolidated financial statements for the three and six months ended June 30, 2011.

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

During the years ended December 31, 2010 and 2009, we sold all of our direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights; however, no such notification has been received to date. As of June 30, 2011, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

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

Credit risk management for the loan portfolio begins with an assessment of the credit risk profile of a client based on an analysis of the client’s payment performance, cash flow and financial position. As part of the overall credit risk assessment of a client, each credit exposure is assigned an internal risk rating that is subject to approval based on defined credit approval standards. While rating criteria vary by product, each loan rating focuses on the same two factors: financial performance and collateral. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s financial condition, cash flow or financial position. We use risk rating aggregations to measure and evaluate concentrations within the loan portfolio. In making decisions regarding credit, we consider risk rating, collateral and industry concentration limits.

We use a variety of tools to continuously monitor a client’s ability to perform under its obligations. Additionally, we syndicate loan exposure to other lenders, sell loans and use other risk mitigation techniques to manage the size and risk profile of our loan portfolio.

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of June 30, 2011, the single largest industry concentration was real estate and rental and leasing, which made up approximately 18% of our loan portfolio. As of June 30, 2011, taken in the aggregate, non-healthcare real estate loans, which was our largest loan concentration, made up approximately 31% of our loan portfolio. As of June 30, 2011, the largest geographical concentration was California, which made up approximately 16% of our loan portfolio.

Selected information pertaining to our largest credit relationships as of June 30, 2011 was as follows:

				Amount of			Allowance		Date of Last	Amount
Loan	% of Total			Loan(s) at	Loan		for Loan	Underlying	Collateral	of Last
Balance	Portfolio	Loan Type	Industry	Origination	Commitment	Performing	Losses	Collateral(1)	Appraisal	Appraisal
				($ in thousands)

$218,246	3.9%	Commercial and Real Estate - Construction	Accommodation and Food Services and Finance and Insurance	$173,663	$246,713	Partial(2)	$—	Timeshare receivables	n/a	n/a(2)

200,063	3.6	Real Estate	Accommodation and Food Services	5,006	203,964	Yes	—	Portfolio of vacation properties	December 2006 to May 2011	$523,057(3)

112,485	2.0	Real Estate - Construction	Accommodation and Food Services	60,130	141,731	No	—	Hotel	June 2010	$182,000(4)

$530,794	9.5%			$238,799	$592,408

(1)	Represents the primary collateral supporting the loan. In certain cases, there may be additional types of collateral.

(2)	The collateral that secures our loan balance of $218.2 million as of June 30, 2011 primarily consists of timeshare receivables and timeshare real estate that had a total value of $717.3 million as of June 30, 2011. Total senior debt, including our loan balance, secured by the collateral was $306.9 million as of June 30, 2011. This credit relationship includes multiple loans, one of which, with a balance of $38.1 million, is non-performing.

(3)	Total senior debt, including our loan balance, was $276.5 million as of June 30, 2011.

(4)	Total senior debt, including our loan balance, was $196.0 million as of June 30, 2011. Our loan balance, which had an outstanding principal balance of $112.5 million as of June 30, 2011, was sold on July 1, 2011.

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

There were 98 credit relationships in the non-performing portfolio as of June 30, 2011, and our largest non-performing credit relationship totaled $112.5 million and comprised 16.6% of our total non-performing loans. This credit relationship comprises real estate construction loans to a borrower in the accommodation and food services industry and the primary collateral supporting these loans is a hotel. These loans were originated in June 2007. The outstanding loan balances as of June 30, 2011 for this relationship are inclusive of charge offs taken to reduce the outstanding loan balances to the estimated fair value of the collateral based upon an appraisal received in 2010. The loans comprising this credit relationship were sold on July 1, 2011.

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

Continued adverse changes in the economic environment or in borrower performance could negatively impact the outcome of these strategies.

A summary of concessions granted by loan type, including the accrual status of the loans as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011			December 31, 2010
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total
	($ in thousands)

Commercial
Interest rate and fee reduction	$—	$—	$—	$24,185	$—	$24,185
Maturity extension	40,862	76,861	117,723	104,872	79,481	184,353
Payment deferral	351	13,893	14,244	18,235	4,189	22,424
Multiple concessions	53,267	30,445	83,712	57,912	35,121	93,033

	94,480	121,199	215,679	205,204	118,791	323,995
Real estate
Interest rate and fee reduction	2,085	—	2,085	1,880	—	1,880
Maturity extension	1,024	41,835	42,859	25,910	35,471	61,381
Payment deferral	54,463	—	54,463	—	—	—
Multiple concessions	1,257	—	1,257	—	—	—

	58,829	41,835	100,664	27,790	35,471	63,261
Real estate — construction
Maturity extension	138,008	—	138,008	153,982	—	153,982
Multiple concessions	—	—	—	13,875	—	13,875

	138,008	—	138,008	167,857	—	167,857

Total	$291,317	$163,034	$454,351	$400,851	$154,262	$555,113

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

Losses incurred on TDRs since their initial restructuring by concession and loan type for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands)

Commercial
Interest rate and fee reduction	$—	$57	$18,728	$4,820
Maturity extension	4,309	11,534	8,810	19,827
Payment deferral	100	—	7,543	499
Multiple concessions	11,158	471	36,041	5,182

	15,567	12,062	71,122	30,328
Real estate
Interest rate and fee reduction	11	—	11	—
Maturity extension	425	3,534	425	4,878
Payment Deferral	11,162	—	11,162	—

	11,598	3,534	11,598	4,878
Real estate — construction
Maturity extension	3,035	—	14,831	5,089
Multiple concessions	—	—	—	1,993

	3,035	—	14,831	7,082

Total	$30,200	$15,596	$97,551	$42,288

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three and six months ended June 30, 2011, 27.8% and 38.2%, respectively, related to loans for which the initial TDR on the borrower occurred prior to 2008, 86.5% and 81.6%, respectively, related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status as of June 30, 2011. We recognized approximately $0.2 million of interest income for the six months ended June 30, 2011 on the commercial loans that experienced losses during this period. We did not recognize any such interest income during the three months ended June 30, 2011.

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three and six months ended June 30, 2010, 85.3% and 55.4%, respectively, related to loans that had additional modifications subsequent to their initial TDRs, and 92.2% of the additional losses related to loans that were on non-accrual status as of June 30, 2010. We recognized approximately $0.1 million and $0.3 million of interest income for the three and six months ended June 30, 2010 on the commercial loans that experienced losses during this period.

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

Interest Rate Risk Management

Interest rate risk in our normal course of business refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. The majority of our loan portfolio bears interest at a spread to the LIBOR rate or a prime-based rate with most of the remainder bearing interest at a fixed rate. The majority of our deposits are fixed rate, but with short term maturities. We also have fixed rate debt including convertible debt, senior secured notes, and FHLB borrowings. We attempt to mitigate our exposure to the earnings impact of the interest rate changes by engaging in hedging activities as discussed below. For additional information, see Note 17, Derivative Instruments, in our consolidated financial statements for the three and six months ended June 30, 2011.

The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to the combined portfolios of our segments as of June 30, 2011, were as follows ($ in thousands):

Rate Change
(Basis Points)

+ 200	$24,583
+ 100	6,549
−100	(1,481)
−200	(3,437)

For the purpose of the above analysis, we included loans, investment securities, borrowings, deposits and derivatives. In addition, we assumed that loans, investment securities and deposits are replaced as they run off. The new loans, investment securities and deposits are assumed to have interest rates that reflect our forecast of prevailing market terms. We also assumed that LIBOR and prime rates do not fall below 0% for loans and borrowings.

As of June 30, 2011, approximately 53% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest. Of the loans with interest rate floors and accruing interest, approximately 97% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of June 30, 2011 were as follows:

	Amount	Percentage of
	Outstanding	Total Portfolio
	($ in thousands)

Loans with contractual interest rates:
Below the interest rate floor	$2,875,276	51%
Exceeding the interest rate floor	41,425	1
At the interest rate floor	55,371	1
Loans with interest rate floors on non-accrual	285,441	5
Loans with no interest rate floor	2,344,470	42

Total	$5,601,983	100%

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

Our bank operations are subject to regulation by federal and state regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions. CapitalSource Bank is a California industrial bank and is subject to supervision and regular examination by the FDIC and the DFI. CapitalSource Bank’s deposits are insured by the FDIC up to the maximum amounts permitted by law.

Although the Parent Company is not directly regulated or supervised by the DFI, the FDIC, the Federal Reserve Board or any other federal or state bank regulatory authority either as a bank holding company or otherwise, the FDIC has authority pursuant to a contractual supervisory agreement with the Parent Company (the “Parent Company Agreement”) to examine the Parent Company, the relationship and transactions between it and CapitalSource Bank and the effect of such relationships and transactions on CapitalSource Bank. The Parent Company also is subject to regulation by other applicable federal and state agencies, such as the Securities and Exchange Commission. We are required to file periodic reports with these regulators and provide any additional information that they may require.

General

Like other banks, CapitalSource Bank must file reports in the ordinary course with applicable regulators concerning its activities and financial condition in addition to obtaining regulatory approvals prior to changing its approved business plan or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.

CapitalSource Bank completed its initial three year de novo period in July 2011. The conditions contained in the FDIC Order granting deposit insurance that prohibit the payment of dividends by CapitalSource Bank, require certain reporting by the Parent Company (some of which are required under other laws and regulations) and impose limitations on organizational changes and intercompany contractual arrangements ceased to apply after July 2011. The rest of the conditions contained in such Order effectively remain in place pursuant to the continued existence of the contractual agreements between the Parent Company, CapitalSource Bank and the FDIC until such time as we apply for and are granted relief by the FDIC from the requirements of these agreements. Among these remaining conditions is the requirement that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15% to be supported by the Parent Company. Notwithstanding the termination of any of the conditions, CapitalSource Bank remains subject to bank safety and soundness requirements as well as to various regulatory capital requirements established by federal and state regulatory agencies, including any new conditions that our regulators may determine.

CapitalSource Bank also is required to file a revised business plan for years four to seven of an expanded de novo period. During this time period, CapitalSource Bank may be subject to increased supervision than would otherwise not be applicable to a bank that has been in existence longer than three years, including enhanced FDIC supervision for compliance examinations and Community Reinvestment Act evaluations.

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

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for additional information on our derivatives, see Note 17, Derivative Instruments, in our consolidated financial statements for the three and six months ended June 30, 2011, and Note 22, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2010 included in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. There have been no changes in our internal control over financial reporting during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended June 30, 2011 was as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate
			Shares Purchased	Dollar Value)
	Total Number		as Part of Publicly	that May
	of Shares	Average	Announced Plan	Yet be Purchased
	Purchased(1)	Price Paid	or Programs	Under the Plans(2)

April 1 — April 30, 2011	—	$—	—	—
May 1 — May 31, 2011	112,157	6.21	—	—
June 1 — June 30, 2011	23,395	6.16	—	—

Total	135,552	$6.20	—	$140,085,757

(1)	Includes the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)	In December 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock over a period of up to two years and in July 2011 our Board of Directors authorized the repurchase of an additional $35.0 million (for an aggregate of $185.0 million) of our common stock during such period (in the aggregate, the “Stock Repurchase Program”). The total repurchase capacity available under the Stock Repurchase Program as of July 31, 2011 is approximately $175.0 million. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time.

ITEM 5.	OTHER INFORMATION

On July 29, 2011, CapitalSource Bank filed its Consolidated Reports of Condition and Income for A Bank With Domestic Offices Only — FFIEC 041, for the quarter ended June 30, 2011 (the “Call Report”) with the Federal Deposit Insurance Corporation.

ITEM 6.	EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: August 3, 2011	/s/ STEVEN A. MUSELES Steven A. Museles Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	/s/ JAMES J. PIECZYNSKI James J. Pieczynski Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	/s/ DONALD F. COLE Donald F. Cole Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2011	/s/ BRYAN D. SMITH Bryan D. Smith Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No		Description

3.1		Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008) (incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2		Amended and Restated Bylaws (composite version; reflects all amendments through February 16, 2011)(incorporated by reference to exhibit 3.1 to the Form 8-K filed by CapitalSource on February 18, 2011).
12.1		Ratio of Earnings to Fixed Charges.†
31	.1.1	Rule 13a — 14(a) Certification of Chairman of the Board and Co-Chief Executive Officer.†
31	.1.2	Rule 13a — 14(a) Certification of Chairman of the Board and Co-Chief Executive Officer.†
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.†
32		Section 1350 certifications†
99.1		CapitalSource Bank’s Consolidated Reports of Condition and Income For A Bank with Domestic Office only-FFIEC 041, for the quarter ended June 30, 2011.†
101	.INS	XBRL Instance Document†
101	.SCH	XBRL Taxonomy Extension Schema Document†
101	.CAL	XBRL Taxonomy Calculation Linkbase Document†
101	.LAB	XBRL Taxonomy Label Linkbase Document†
101	.PRE	XBRL Taxonomy Presentation Linkbase Document†
101	.DEF	XBRL Taxonomy Definition Document†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.