Form 10-Q
period 2011-09-30
CAPITALSOURCE INC
filed 2011-11-01
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 27, 2011, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 274,756,774.

CapitalSource Inc.

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$496,844	$820,450
Restricted cash (including $0.8 million and $46.5 million, respectively, of cash that can only be used to settle obligations of consolidated VIEs)	50,138	128,586
Investment securities:
Available-for-sale, at fair value	1,457,426	1,522,911
Held-to-maturity, at amortized cost	102,651	184,473

Total investment securities	1,560,077	1,707,384
Loans:
Loans held for sale	32,837	205,334
Loans held for investment	5,790,590	6,152,876
Less deferred loan fees and discounts	(68,421)	(106,438)
Less allowance for loan losses	(208,352)	(329,122)

Loans held for investment, net (including $614.3 million and $889.7 million, respectively, of loans that can only be used to settle obligations of consolidated VIEs)	5,513,817	5,717,316

Total loans	5,546,654	5,922,650
Interest receivable	39,266	57,393
Other investments	57,883	71,889
Goodwill	173,135	173,135
Other assets	435,425	563,920

Total assets	$8,359,422	$9,445,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,885,831	$4,621,273
Credit facilities	—	67,508
Term debt (including $345.9 million and $693.5 million, respectively, in obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.)	347,744	979,254
Other borrowings	1,151,557	1,375,884
Other liabilities	268,105	347,546

Total liabilities	6,653,237	7,391,465
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 275,786,277 and 323,225,355 shares issued and outstanding, respectively)	2,758	3,232
Additional paid-in capital	3,612,593	3,911,341
Accumulated deficit	(1,940,991)	(1,870,572)
Accumulated other comprehensive income, net	31,825	9,941

Total shareholders’ equity	1,706,185	2,053,942

Total liabilities and shareholders’ equity	$8,359,422	$9,445,407

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
	($ in thousands, except per share data)
Net interest income:
Interest income:
Loans	$107,161	$138,220	$344,308	$443,267
Investment securities	13,635	14,608	44,675	44,818
Other	680	302	2,070	1,179

Total interest income	121,476	153,130	391,053	489,264
Interest expense:
Deposits	13,422	14,490	40,203	46,127
Borrowings	21,066	43,418	86,844	137,539

Total interest expense	34,488	57,908	127,047	183,666

Net interest income	86,988	95,222	264,006	305,598
Provision for loan losses	35,118	38,771	81,450	282,973

Net interest income after provision for loan losses	51,870	56,451	182,556	22,625
Operating expenses:
Compensation and benefits	31,047	28,565	90,524	92,171
Professional fees	5,824	8,792	23,926	27,659
Other administrative expenses	15,690	17,410	47,694	51,733

Total operating expenses	52,561	54,767	162,144	171,563
Other income (expense):
Gain on investments, net	19,141	29,943	51,381	46,279
Loss on derivatives	(2,113)	(1,968)	(4,262)	(9,919)
(Loss) gain on extinguishment of debt	(113,679)	—	(113,679)	1,096
Net expense of real estate owned and other foreclosed assets	(12,098)	(7,372)	(32,626)	(91,039)
Other income, net	17,448	20,147	34,946	37,252

Total other (expense) income	(91,301)	40,750	(64,240)	(16,331)

Net (loss) income from continuing operations before income taxes	(91,992)	42,434	(43,828)	(165,269)
Income tax (benefit) expense	(11,280)	(35,668)	17,131	(18,836)

Net (loss) income from continuing operations	(80,712)	78,102	(60,959)	(146,433)
Net income from discontinued operations, net of taxes	—	—	—	9,489
Net gain from sale of discontinued operations, net of taxes	—	—	—	21,696

Net (loss) income	(80,712)	78,102	(60,959)	(115,248)
Net loss attributable to noncontrolling interests	—	(83)	—	(83)

Net (loss) income attributable to CapitalSource Inc.	$(80,712)	$78,185	$(60,959)	$(115,165)

Basic (loss) income per share:
From continuing operations	$(0.26)	$0.24	$(0.19)	$(0.46)
From discontinued operations	$—	$—	$—	$0.10
Attributable to CapitalSource Inc.	$(0.26)	$0.24	$(0.19)	$(0.36)
Diluted (loss) income per share:
From continuing operations	$(0.26)	$0.24	$(0.19)	$(0.46)
From discontinued operations	$—	$—	$—	$0.10
Attributable to CapitalSource Inc.	$(0.26)	$0.24	$(0.19)	$(0.36)
Average shares outstanding:
Basic	306,535,063	321,070,479	315,719,413	320,723,068
Diluted	306,535,063	325,337,737	315,719,413	320,723,068
Dividends declared per share	$0.01	$0.01	$0.03	$0.03

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net	Total Shareholders’ Equity
	(Unaudited)
	($ in thousands)
Total shareholders’ equity as of December 31, 2010	$3,232	$3,911,341	$(1,870,572)	$9,941	$2,053,942
Net loss	—	—	(60,959)	—	(60,959)
Other comprehensive loss:
Unrealized gain, net of tax	—	—	—	21,884	21,884

Total comprehensive loss					(39,075)
Dividends paid	—	70	(9,460)	—	(9,390)
Stock option expense	—	4,064	—	—	4,064
Exercise of options	4	1,458	—	—	1,462
Restricted stock activity	21	4,560	—	—	4,581
Repurchase of common stock	(499)	(308,900)	—	—	(309,399)

Total shareholders’ equity as of September 30, 2011	$2,758	$3,612,593	$(1,940,991)	$31,825	$1,706,185

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
	($ in thousands)
Operating activities:
Net loss	$(60,959)	$(115,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock option expense	4,064	3,504
Restricted stock expense	5,972	7,851
Loss (gain) on extinguishment of debt	113,679	(1,096)
Amortization of deferred loan fees and discounts	(53,972)	(55,295)
Paid-in-kind interest on loans	27,925	2,092
Provision for loan losses	81,450	282,973
Provision for unfunded commitments	—	(442)
Amortization of deferred financing fees and discounts	18,029	43,890
Depreciation and amortization	1,901	1,582
Provision for deferred income taxes	44,762	14,091
Non-cash gain on investments, net	(62,617)	(7,045)
Gain on assets acquired through business combination	—	(3,724)
Gain on deconsolidation of 2006-A Trust	—	(16,723)
Non-cash loss on foreclosed assets and other property and equipment disposals	26,448	57,194
Unrealized loss (gain) on derivatives and foreign currencies, net	5,950	(2,079)
Accretion of discount on commercial real estate “A” participation interest	—	(9,523)
Decrease in interest receivable	18,127	26,698
Decrease in loans held for sale, net	190,947	4,750
Decrease in other assets	63,482	18,522
Decrease in other liabilities	(96,492)	(28,410)

Cash provided by operating activities	328,696	223,562
Investing activities:
Decrease in restricted cash	78,448	60,688
Decrease in commercial real estate “A” participation interest, net	—	534,674
Assets acquired through business combination, net of cash acquired	—	(98,800)
Cash received from 2006-A Trust delegation and sale transaction	—	7,000
Decrease in loans, net	125,335	1,210,818
Cash received for real estate	—	339,643
Reduction (acquisition) of marketable securities, available for sale, net	119,013	(561,613)
Reduction of marketable securities, held to maturity, net	90,556	47,208
Reduction of other investments, net	42,699	26,310
Acquisition of property and equipment, net	(47,920)	(3,089)

Cash provided by investing activities	408,131	1,562,839
Financing activities:
Payment of deferred financing fees	—	(5,913)
Deposits accepted, net of repayments	264,558	143,632
Repayments on credit facilities, net	(68,792)	(453,906)
Borrowings of term debt	—	14,784
Repayments and extinguishment of term debt	(724,080)	(1,821,431)
Repayments of other borrowings	(232,767)	(198,175)
Repurchase of common stock	(291,424)	—
Proceeds from exercise of options	1,462	356
Payment of dividends	(9,390)	(9,718)

Cash used in financing activities	(1,060,433)	(2,330,371)

Decrease in cash and cash equivalents	(323,606)	(543,970)
Cash and cash equivalents as of beginning of period	820,450	1,177,020

Cash and cash equivalents as of end of period	$496,844	$633,050

Supplemental information:
Noncash transactions from investing and financing activities:
Third-party assumption of debt	$—	$203,679
Assets acquired through foreclosure	12,454	83,978

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

For the three and nine months ended September 30, 2011 and the three months ended September 30, 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the six months ended June 30, 2010, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment during 2010, and consequently, we have presented the financial condition and results of operations within our Healthcare Net Lease segment as discontinued operations for all periods presented. We have reclassified all comparative period results to reflect our two current reportable segments. For additional information, see Note 19, Segment Data.

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

In July 2010, the FASB amended its guidance on financing receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment and class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance was implemented over three effective dates. Disclosure requirements related to the end of a period, other than those surrounding troubled debt restructurings (“TDRs”), were adopted on October 1, 2010 and included as part of our 2010 annual report on Form 10-K. Subsequently, disclosure requirements related to activity during a period, other than those surrounding TDRs, were adopted on January 1, 2011. Finally, disclosure requirements for TDRs were adopted on July 1, 2011. The adoption of this guidance only impacted our disclosures and did not impact our financial position or the results of our operations. For further information, see Note 5, Loans and Credit Quality.

In April 2011, the FASB amended its guidance on loans to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a financing receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring includes a concession that the lender would not have otherwise granted if those conditions did not exist; and (b) the debtor is experiencing financial difficulties. This guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. We adopted this guidance on July 1, 2011, and it did not have a material impact on our consolidated financial statements. For further information, see Note 5, Loans and Credit Quality.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, the FASB amended its guidance on testing goodwill for impairment. The revised guidance provides entities with the option to perform a qualitative assessment before calculating the fair value of a reporting unit. If qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step method of testing goodwill for impairment would be required. Otherwise, no additional impairment testing would be necessary. The amendment is effective for annual and interim goodwill tests performed for fiscal years beginning after December 31, 2011. Early adoption is permitted. We anticipate that the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

The condensed statements of operations for the three and nine months ended September 30, 2011 and 2010 for our discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	($ in thousands)
Revenue:
Operating lease income	$—	$—	$—	$28,750
Expenses:
Interest	—	—	—	15,183
Depreciation	—	—	—	2,540
General and administrative	—	—	—	1,481
Other expense	—	—	—	57

Total expenses	—	—	—	19,261
Gain from sale of discontinued operations	—	—	—	21,696

Net income attributable to discontinued operations	$—	$—	$—	$31,185

Note 4.    Cash and Cash Equivalents and Restricted Cash

As of September 30, 2011 and December 31, 2010, our cash and cash equivalents and restricted cash balances were as follows:

	September 30, 2011		December 31, 2010
	Unrestricted	Restricted(1)	Unrestricted	Restricted(1)
	($ in thousands)
Cash and cash equivalents and restricted cash:
Cash and due from banks	$208,038	$49,385	$576,276	$58,814
Interest-bearing deposits in other banks(2)	63,912	—	70,383	10,213
Other short-term investments(3)	224,894	753	173,791	59,559

Total cash and cash equivalents and restricted cash	$496,844	$50,138	$820,450	$128,586

(1)	Restricted cash includes principal and interest collections received from loans held in securitization trusts and cash that has been pledged as collateral supporting letters of credit.

(2)	Included in these balances for CapitalSource Bank were $58.0 million and $63.6 million in deposits at the Federal Reserve Bank (“FRB”) as of September 30, 2011 and December 31, 2010, respectively.

(3)	Cash is invested in short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P) P1 (Moody’s) or F1 (Fitch) and in a short-term money market fund which has a rating of AAAm (S&P) and Aaa (Moody’s).

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.    Loans and Credit Quality

As of September 30, 2011 and December 31, 2010, our outstanding loan balance was $5.8 billion and $6.4 billion, respectively. Included in these amounts were loans held for sale and loans held for investment. As of September 30, 2011 and December 31, 2010, interest and fee receivables totaled $34.9 million and $52.7 million, respectively.

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

During the three and nine months ended September 30, 2011, we transferred to held for sale, from held for investment, loans with a carrying value of $38.7 million and $204.4 million, respectively, which included $4.5 million and $170.2 million of impaired loans, respectively. These transfers were based on our decision to sell these loans as part of overall portfolio management and workout strategies. We incurred $1.4 million of losses due to valuation adjustments at the time of transfer during the nine months ended September 30, 2011. We did not incur any such losses during the three months ended September 30, 2011. We also reclassified $28.6 million of loans from held for sale to held for investment during the nine months ended September 30, 2011, based on our intent to retain these loans for investment. We did not make any such reclassifications during the three months ended September 30, 2011.

During the three and nine months ended September 30, 2010, we transferred to held for sale, from held for investment, loans with a carrying value of $40.1 million and $132.9 million, which included $37.2 million and $92.3 million of impaired loans, respectively. We incurred $1.2 million and $8.7 million, respectively, of losses due to valuation adjustments at the time of transfer for the three and nine months ended September 30, 2010. We also reclassified $49.5 million of loans from held for sale to held for investment during the three and nine months ended September 30, 2010, based upon our intent to retain these loans for investment.

During the three and nine months ended September 30, 2011, we recognized net pre-tax gains of $10.0 million and $14.4 million, respectively, related to sales of loans. During the three and nine months ended September 30, 2010, we recognized a net pre-tax gain of $2.8 million and a net pre-tax loss of $4.7 million, respectively, related to sales of loans.

As of September 30, 2011 and December 31, 2010, loans held for sale with an outstanding balance of $3.1 million and $14.7 million, respectively, were classified as non-accrual loans. We did not record any fair value write-downs on non-accrual loans held for sale during the three and nine months ended September 30, 2011. We recorded $5.6 million in fair value write-downs on non-accrual loans held for sale during the three and nine months ended September 30, 2010.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-performing loans are loans which are accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments and other loans which have been identified as TDRs as defined by GAAP.

As of September 30, 2011 and December 31, 2010, the carrying value of each class of loans held for investment, separated by performing and non-performing categories, was as follows:

	September 30, 2011			December 31, 2010
Class	Performing	Non-Performing	Total	Performing	Non-Performing	Total
	($ in thousands)
Asset-based	$1,088,714	$90,004	$1,178,718	$1,352,039	$194,625	$1,546,664
Cash flow	1,788,555	167,095	1,955,650	1,558,783	264,786	1,823,569
Healthcare asset-based	261,826	919	262,745	269,339	2,925	272,264
Healthcare real estate	546,117	27,005	573,122	841,774	28,866	870,640
Multi-family	780,777	2,753	783,530	328,300	11,010	339,310
Real estate	642,901	179,300	822,201	725,972	356,087	1,082,059
Small business	134,811	11,392	146,203	101,761	10,171	111,932

Total(1)	$5,243,701	$478,468	$5,722,169	$5,177,968	$868,470	$6,046,438

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

During the three and nine months ended September 30, 2011, we purchased loans held for investment with an unpaid principal balance of $87.3 million and $434.6 million, respectively.

As of September 30, 2011 and December 31, 2010, CapitalSource Bank pledged loans held for investment with an unpaid principal balance of $388.4 million and $166.1 million, respectively, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) as collateral for its financing facility.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2011 and December 31, 2010, the carrying value of each class of loans held for investment, by internal risk rating, was as follows:

	Internal Risk Rating
Class	Pass	Special Mention	Substandard	Doubtful	Total
	($ in thousands)

As of September 30, 2011:
Asset-based	$887,776	$134,024	$103,789	$53,129	$1,178,718
Cash flow	1,509,696	44,798	370,017	31,139	1,955,650
Healthcare asset-based	200,452	47,371	14,922	—	262,745
Healthcare real estate	489,439	51,180	31,553	950	573,122
Multi-family	774,825	5,643	309	2,753	783,530
Real estate	450,944	36,581	296,222	38,454	822,201
Small business	129,900	4,812	2,156	9,335	146,203

Total(1)	$4,443,032	$324,409	$818,968	$135,760	$5,722,169

As of December 31, 2010:
Asset-based	$1,207,990	$39,612	$169,986	$129,076	$1,546,664
Cash flow	1,110,779	216,399	350,287	146,104	1,823,569
Healthcare asset-based	245,486	9,243	15,509	2,026	272,264
Healthcare real estate	773,955	37,730	47,090	11,865	870,640
Multi-family	330,017	—	8,919	374	339,310
Real estate	396,044	98,401	470,034	117,580	1,082,059
Small business	97,444	6,278	5,514	2,696	111,932

Total(1)	$4,161,715	$407,663	$1,067,339	$409,721	$6,046,438

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011 and December 31, 2010, the carrying value of non-accrual loans was as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Asset-based	$52,144	$142,847
Cash flow	85,214	183,606
Healthcare asset-based	708	2,925
Healthcare real estate	27,005	28,866
Multi-family	2,753	11,010
Real estate	136,536	265,615
Small business	6,643	4,980

Total(1)	$311,003	$639,849

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

As of September 30, 2011 and December 31, 2010, the delinquency status of loans in our loan portfolio was as follows:

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater than 90 Days Past Due and Accruing
	($ in thousands)
As of September 30, 2011:
Asset-based	$7,238	$8,053	$15,291	$1,157,228	$1,172,519	$1,213
Cash flow	—	13,812	13,812	1,941,838	1,955,650	—
Healthcare asset-based	—	—	—	262,746	262,746	—
Healthcare real estate	—	21,111	21,111	552,011	573,122	—
Multi-family	—	188	188	783,342	783,530	—
Real estate	7,834	79,353	87,187	733,951	821,138	—
Small business	588	5,282	5,870	135,584	141,454	—

Total(1)	$15,660	$127,799	$143,459	$5,566,700	$5,710,159	$1,213

As of December 31, 2010:
Asset-based	$8,074	$27,130	$35,204	$1,500,537	$1,535,741	$3,244
Cash flow	10,573	60,644	71,217	1,752,352	1,823,569	—
Healthcare asset-based	—	—	—	272,264	272,264	—
Healthcare real estate	—	25,887	25,887	840,527	866,414	—
Multi-family	2,324	9,293	11,617	327,692	339,309	—
Real estate	54	148,197	148,251	924,590	1,072,841	45,783
Small business	4,317	4,981	9,298	97,444	106,742	—

Total(1)	$25,342	$276,132	$301,474	$5,715,406	$6,016,880	$49,027

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

Impaired Loans

We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement. In this regard, impaired loans include loans for which we expect to encounter a significant delay in the collection of and/or a shortfall in the amount of contractual payments due to us.

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

We continue to recognize interest income on loans that have been identified as impaired but that have not been placed on non-accrual status.

As of September 30, 2011 and December 31, 2010, information pertaining to our impaired loans was as follows:

	September 30, 2011			December 31, 2010
	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance
	($ in thousands)
With no related allowance recorded:
Asset-based	$56,471	$70,631	$—	$96,514	$180,659	$—
Cash flow	94,168	137,861	—	128,658	205,454	—
Healthcare asset-based	3,213	14,135	—	463	825	—
Healthcare real estate	27,005	33,866	—	18,881	19,892	—
Multi-family	2,753	3,779	—	11,010	15,402	—
Real estate	123,578	197,844	—	323,292	407,423	—
Small business	10,318	15,511	—	9,861	17,708	—

Total	317,506	473,627	—	588,679	847,363	—
With allowance recorded:
Asset-based	33,533	43,931	(4,459)	98,762	112,732	(21,684)
Cash flow	82,181	107,720	(20,493)	142,171	191,172	(33,069)
Healthcare asset-based	—	—	—	2,462	11,614	(675)
Healthcare real estate	—	—	—	9,984	11,278	(2,323)
Real estate	20,260	45,665	(4,129)	69,128	92,833	(21,076)
Small business	1,072	1,135	(349)	310	359	(141)

Total	137,046	198,451	(29,430)	322,817	419,988	(78,968)

Total impaired loans	$454,552	$672,078	$(29,430)	$911,496	$1,267,351	$(78,968)

(1)	Carrying value of impaired loans before applying specific reserves. Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

(2)	Represents the contractual amounts owed to us by borrowers.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Average balances and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)
	($ in thousands)
No allowance recorded:
Asset-based	$64,154	$672	$154,945	$1,068	$71,759	$2,064	$151,457	$4,464
Cash flow	111,406	2,247	150,079	1,113	117,493	5,968	199,346	5,125
Healthcare asset-based	1,380	—	1,342	—	1,166	101	1,945	131
Healthcare real estate	27,194	—	19,642	11	22,550	165	20,415	11
Multi-family	2,510	—	5,275	—	7,012	—	2,275	—
Real estate	102,895	183	189,155	2,098	204,302	3,104	156,320	4,450
Small business	8,998	—	1,424	—	9,673	—	570	—

Total	318,537	3,102	521,862	4,290	433,955	11,402	532,328	14,181
With allowance recorded:
Asset-based	39,038	—	62,561	—	54,564	—	55,272	—
Cash flow	77,553	824	123,966	606	119,464	2,487	106,064	1,151
Healthcare asset-based	363	—	4,119	—	1,023	—	5,032	—
Healthcare real estate	—	—	7,681	—	6,507	—	8,952	180
Multi-family	154	—	2,424	—	538	—	13,624	—
Real estate	22,261	—	340,466	—	38,753	—	468,648	201
Small business	1,521	—	1,636	—	739	—	654	—

Total	140,890	824	542,853	606	221,588	2,487	658,246	1,532

Total impaired loans	$459,427	$3,926	$1,064,715	$4,896	$655,543	$13,889	$1,190,574	$15,713

(1)	We recognized $0.1 million of cash basis interest income on impaired loans during the nine months ended September 30, 2011, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2010. We did not recognize any cash basis interest income on impaired loans during the three months ended September 30, 2011.

As of September 30, 2011 and December 31, 2010, the carrying value of impaired loans with no related allowance recorded was $317.5 million and $588.7 million, respectively. Of these amounts, $117.8 million and $222.4 million, respectively, related to loans that were charged off to their carrying values. These charge offs were primarily the result of collateral dependent loans for which ultimate collection depends solely on the sale of the collateral. The remaining $199.7 million and $366.3 million related to loans that had no recorded charge offs or specific reserves as of September 30, 2011 and December 31, 2010, respectively, based on our estimate that we ultimately will collect all principal and interest amounts due.

If our non-accrual loans had performed in accordance with their original terms, interest income would have been increased by $21.3 million and $83.0 million for the three and nine months ended September 30, 2011, respectively, and $32.1 million and $111.5 million for the three and nine months ended September 30, 2010, respectively.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan losses. To the extent we later collect from the original borrower amounts previously charged off, we will recognize a recovery through the allowance for loan losses for the amount received.

We also consider whether losses may have been incurred in connection with unfunded commitments to lend. In making this assessment, we exclude from consideration those commitments for which funding is subject to our approval based on the adequacy of underlying collateral that is required to be presented by a borrower or other terms and conditions. Reserves for losses related to unfunded commitments are included within other liabilities on our consolidated balance sheets.

Activity in the allowance for loan losses related to our loans held for investment for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Balance as of beginning of period	$199,138	$578,633	$329,122	$586,696
Charge offs	(27,314)	(59,861)	(207,244)	(296,663)
Recoveries	1,478	275	17,454	578

Net charge offs	(25,836)	(59,586)	(189,790)	(296,085)
Charge offs upon transfer to held for sale	(68)	(26,042)	(12,430)	(41,808)
Deconsolidation of 2006-A Trust	—	(138,134)	—	(138,134)
Provision for loan losses	35,118	38,771	81,450	282,973

Balance as of end of period	$208,352	$393,642	$208,352	$393,642

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011 and December 31, 2010, the balances of the allowance for loan losses and the carrying value of loans held for investment disaggregated by impairment methodology were as follows:

	September 30, 2011		December 31, 2010
	Loans	Allowance for Loan Losses	Loans	Allowance for Loan Losses
	($ in thousands)
Individually evaluated for impairment	$449,745	$(29,430)	$904,466	$(78,019)
Collectively evaluated for impairment	5,328,835	(178,922)	5,217,393	(249,912)
Acquired loans with deteriorated credit quality	12,010	—	31,017	(1,191)

Total	$5,790,590	$(208,352)	$6,152,876	$(329,122)

Troubled Debt Restructurings

During the three and nine months ended September 30, 2011, loans with an aggregate carrying value, which includes principal, deferred fees and accrued interest, of $47.1 million and $270.6 million, respectively, as of their respective restructuring dates, were involved in TDRs. During the three and nine months ended September 30, 2010, loans with an aggregate carrying value of $278.4 million and $840.3 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in TDRs are assessed as impaired, generally for a period of at least one year following the restructuring. A loan that has been involved in a TDR might no longer be assessed as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. As of September 30, 2011, two loans with an aggregate carrying value of $35.6 million that had been previously restructured in a TDR were not classified as impaired as they performed in accordance with the restructured terms for twelve consecutive months. As of December 31, 2010, all of our loans restructured in TDRs were classified as impaired loans.

The aggregate carrying values of loans that had been restructured in TDRs as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Non-accrual	$170,647	$400,851
Accruing	155,120	154,262

Total	$325,767	$555,113

We recorded charge offs related to these restructured loans of $4.7 million and $30.8 million for the three months ended September 30, 2011 and 2010, respectively, and $139.1 million and $125.5 million for the nine months ended September 30, 2011 and 2010, respectively. The specific reserves related to these loans were $21.9 million and $35.5 million as of September 30, 2011 and December 31, 2010, respectively. We had unfunded commitments related to these restructured loans of $79.6 million and $118.8 million as of September 30, 2011 and December 31, 2010, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011, the number and aggregate carrying values of loans involved in TDRs that occurred during the three and nine months ended September 30, 2011 were as follows:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR
	($ in thousands)			($ in thousands)
Asset-based
Maturity extension	1	$8,129	$8,129	3	$16,305	$16,305
Payment deferral	—	—	—	1	676	676
Multiple concessions	—	—	—	2	30,029	30,029
Discounted payoffs	—	—	—	2	4,288	—
Foreclosures	1	7,330	—	1	7,330	—

	2	15,459	8,129	9	58,628	47,010
Cash flow
Maturity extension	—	—	—	1	35	35
Payment deferral	1	8,726	8,726	5	54,793	54,793
Multiple concessions	3	6,165	6,165	4	14,658	14,658
Discounted payoffs	4	15,285	—	4	15,285	—
Foreclosures	—	—	—	2	8,798	—

	8	30,176	14,891	16	93,569	69,486
Healthcare asset-based
Maturity extension	—	—	—	1	607	607

	—	—	—	1	607	607
Healthcare real estate
Maturity extension	—	—	—	1	2,978	2,978

	—	—	—	1	2,978	2,978
Multi-family
Interest rate and fee reduction	—	—	—	1	278	278
Multiple concessions	—	—	—	1	1,717	1,717

	—	—	—	2	1,995	1,995
Real estate
Maturity extension	—	—	—	2	6,239	6,239
Multiple concessions	—	—	—	1	76,613	76,613
Discounted payoffs	—	—	—	1	14,097	—
Foreclosures	—	—	—	3	8,298	—

	—	—	—	7	105,247	82,852
Small business
Foreclosures	1	1,197	—	3	1,903	—

	1	1,197	—	3	1,903	—

Total (1)	11	$46,832	$23,020	39	$264,927	$204,928

(1)	Excludes loans held for sale and purchased credit impaired loans.

The types of concessions that are assessed to determine if modifications to our loans should be classified as TDRs include, but are not limited to, maturity extensions, payment deferrals, interest rate and/or fee reductions, forgiveness of loan principal, interest, and/or fees, or multiple concessions comprised of a combination of some or all of these items. We also classify discounted loan payoffs and loan foreclosures as TDRs.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011, the number and aggregate carrying values of loans that experienced defaults after the initial restructuring during the three and nine months ended September 30, 2011 were as follows:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Carrying Value	Number of Loans	Carrying Value
	($ in thousands)		($ in thousands)
Asset-based	—	$—	2	$31,326
Multi-family	—	—	1	188
Real estate	1	19,151	2	20,260

Total(1)(2)	1	$19,151	5	$51,774

(1)	Excludes loans held for sale and purchased credit impaired loans.

(2)	Includes only TDRs that have occurred within the previous 12 months and for which there was a payment default during the period. TDRs that occurred prior to January 1, 2011 were assessed under the superseded accounting standards.

Loans involved in TDRs are deemed to be impaired. Such impaired loans, including those that subsequently experienced defaults during the periods presented, are individually evaluated in accordance with our allowance for loan losses methodology under the same guidelines as non-TDR loans that are classified as impaired.

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

Foreclosed Assets

Real Estate Owned (“REO”)

When we foreclose on a real estate asset that collateralizes a loan, we record the asset at its estimated fair value less costs to sell at the time of foreclosure if the related REO is classified as held for sale. Upon foreclosure, we evaluate the asset’s fair value as compared to the loan’s carrying amount and record a charge off when the carrying amount of the loan exceeds fair value less costs to sell. For REO determined to be held for sale, subsequent valuation adjustments are recorded as a valuation allowance, which is recorded as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations. REO that does not meet the criteria of held for sale is classified as held for use and initially recorded at its fair value. Except for land, the real estate asset is subsequently depreciated over its estimated useful life. Fair value adjustments on REO held for use are recorded only if the carrying amount of an asset is not recoverable and exceeds its fair value.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011 and December 31, 2010, we had $28.6 million and $92.3 million, respectively, of REO classified as held for sale, which was recorded in other assets in our consolidated balance sheets. Activity related to REO held for sale for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Balance as of beginning of period	$47,012	$138,950	$92,265	$101,401
Acquired in business combination	—	—	—	2,014
Transfers from loans held for investment and other assets	1,543	11,085	15,132	89,416
Fair value adjustments	(6,725)	(2,670)	(19,849)	(29,904)
Transfers from REO held for use	—	—	—	2,850
Real estate sold	(13,266)	(67,849)	(58,984)	(86,261)

Balance as of end of period	$28,564	$79,516	$28,564	$79,516

During the three and nine months ended September 30, 2011, we recognized losses of $3.0 million and $1.6 million, respectively, on the sales of REO held for sale as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations. During the three and nine months ended September 30, 2010, we recognized gains of $3.9 million and $2.5 million, respectively, on the sales of REO held for sale as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations.

As of September 30, 2011 and December 31, 2010, we had $1.4 million of REO classified as held for use, which was recorded in other assets in our consolidated balance sheets. We did not recognize any impairment losses on REO classified as held for use during the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, we recognized impairment losses of $2.7 million and $12.9 million, respectively, on REO held for use as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations.

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of loans, we record the acquired loans at the estimated fair value less costs to sell at the time of foreclosure. At the time of foreclosure, we record charge offs when the carrying amount of the original loan exceeds the estimated fair value of the acquired loans. We may also write down or record allowances on the acquired loans subsequent to foreclosure if such loans experience additional credit deterioration. As of September 30, 2011 and December 31, 2010, we had $17.7 million and $55.8 million, respectively, of loans acquired through foreclosure, net of allowances of $1.3 million and $3.2 million, respectively, which were recorded in other assets in our consolidated balance sheets. Provision for losses and gains and losses on sales on our other foreclosed assets, which were recorded as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations, for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Provision for losses on other foreclosed assets	$2,475	$1,250	$9,880	$40,119
Gains on sales of other foreclosed assets	—	—	1,647	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.    Investments

Investment Securities, Available-for-Sale

As of September 30, 2011 and December 31, 2010, our investment securities, available-for-sale were as follows:

	September 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Agency callable notes	$114,972	$658	$—	$115,630	$164,219	$418	$(1,749)	$162,888
Agency debt	44,776	493	—	45,269	102,263	1,167	—	103,430
Agency discount notes	—	—	—	—	164,917	57	—	164,974
Agency MBS	1,119,741	33,483	(215)	1,153,009	860,441	15,035	(5,321)	870,155
Asset-backed securities	16,734	904	—	17,638	—	—	—	—
Collateralized loan obligation	11,019	7,975	—	18,994	12,249	—	—	12,249
Corporate debt	5,745	26	(15)	5,756	5,013	122	—	5,135
Equity security	202	170	—	372	202	61	—	263
Municipal bond	3,235	—	—	3,235	—	—	—	—
Non-agency MBS	78,187	930	(1,163)	77,954	112,917	1,640	(873)	113,684
U.S. Treasury and agency securities	19,109	460	—	19,569	90,587	24	(478)	90,133

Total	$1,413,720	$45,099	$(1,393)	$1,457,426	$1,512,808	$18,524	$(8,421)	$1,522,911

Included in investment securities, available-for-sale, were callable notes issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank (“FHLB”) and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), asset-backed securities, investments in a collateralized loan obligation, corporate debt, an equity security, a municipal bond, commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”), and U.S. Treasury and agency securities.

The amortized cost and fair value of investment securities, available-for-sale that CapitalSource Bank pledged as collateral as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$718,807	$740,341	$877,766	$889,888
FRB	16,997	15,923	35,056	34,256
Non-government correspondent bank(1)	39,927	39,928	37,979	37,989
Government agency(2)	26,743	27,636	29,069	29,305

Total	$802,474	$823,828	$979,870	$991,438

(1)	Represents the amounts CapitalSource Bank pledged as collateral for letters of credit and foreign exchange contracts.

(2)	Represents the amounts CapitalSource Bank pledged as collateral to secure funds deposited by a local government agency.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and are included in gain on investments, net, in our consolidated statements of operations. Proceeds and gross pre-tax gains from sales of investment securities, available-for-sale for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Proceeds from sales	$67,532	$39,991	$137,738	$79,491
Gross pre-tax gains from sales	1,623	4,285	16,130	5,901

During the three and nine months ended September 30, 2011, we recognized a $4.1 million net after-tax loss and a $21.2 million net after-tax gain, respectively, related to our investment securities, available-for-sale, as a component of accumulated other comprehensive income, net in our consolidated balance sheets.

During the nine months ended September 30, 2011, we recorded $1.5 million of other-than-temporary impairments (“OTTI”) on our investment securities, available-for-sale, included as a component of gain on investments, net, in our consolidated statements of operations, related to a decline in the fair value of one municipal bond. We recorded no OTTI during the three months ended September 30, 2011. We recorded $0.3 million of OTTI during the nine months ended September 30, 2010, as a component of gain on investments, net in our consolidated statements of operations, related to a decline in the fair value of our equity security. We recorded no OTTI during the three months ended September 30, 2010.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity consists of commercial mortgage-backed securities rated AAA held by CapitalSource Bank. The amortized costs and estimated fair values of the investment securities, held-to-maturity, that CapitalSource Bank pledged as collateral as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$7,585	$8,125	$21,260	$22,431
FRB	85,268	87,081	143,927	153,756

Total	$92,853	$95,206	$165,187	$176,187

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unrealized Losses on Investment Securities

As of September 30, 2011 and December 31, 2010, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	($ in thousands)
As of September 30, 2011
Investment securities, available-for-sale:
Agency MBS	$(215)	22,864	$—	$—	$(215)	$22,864
Corporate debt	(15)	—	—	—	(15)	—
Non-agency MBS	(119)	16,007	(1,044)	14,311	(1,163)	30,318

Total investment securities, available-for-sale	$(349)	$38,871	$(1,044)	$14,311	$(1,393)	$53,182

Total investment securities, held-to-maturity(1)	$(2,674)	$64,462	$—	$—	$(2,674)	$64,462
As of December 31, 2010
Investment securities, available-for-sale:
Agency callable notes	$(1,749)	$92,471	$—	$—	$(1,749)	$92,471
Agency MBS	(5,321)	252,844	—	—	(5,321)	252,844
Non-agency MBS	(835)	20,905	(38)	8,384	(873)	29,289
U.S. Treasury and agency securities	(478)	20,151	—	—	(478)	20,151

Total investment securities, available-for-sale	$(8,383)	$386,371	$(38)	$8,384	$(8,421)	$394,755

Total investment securities, held-to-maturity(1)	$(97)	$13,524	$—	$—	$(97)	$13,524

(1)	Consists of commercial mortgage-backed securities rated AAA held by CapitalSource Bank.

Securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI, and we do not believe that any unrealized losses in our portfolio as of September 30, 2011 and December 31, 2010 represent OTTI. The losses are primarily related to one Agency MBS, two non-Agency MBS, and three commercial MBS. The unrealized losses are attributable to fluctuations in the market prices of the securities due to current market conditions and interest rate levels. Agency securities have the highest debt rating and are guaranteed by government-sponsored entities. The non-Agency MBS securities also have strong debt ratings and debt metrics. Each commercial MBS with unrealized losses as of September 30, 2011 was investment grade and had a credit support level that exceeds 20%, which, in accordance with CapitalSource Bank investment policy, is the minimum required for purchases of this type of security. As such, we expect to recover the entire amortized cost basis of the impaired securities. We have the ability and the intention to hold these securities until their fair values recover to cost or maturity.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Maturities

As of September 30, 2011, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities, Available-for-Sale		Investment Securities, Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in thousands)
Due in one year or less	$25,015	$25,111	$—	$—
Due after one year through five years	113,740	114,735	26,511	30,348
Due after five years through ten years(1)	93,131	96,180	—	—
Due after ten years(2)(3)	1,181,834	1,221,400	76,140	74,007

Total	$1,413,720	$1,457,426	$102,651	$104,355

(1)	Includes Agency and Non-agency MBS, with fair values of $29.1 million and $34.4 million, respectively, and weighted-average expected maturities of 2.52 years and 0.97 years, respectively, based on interest rates and expected prepayment speeds as of September 30, 2011.

(2)	Includes Agency and Non-agency MBS, including CMBS, with fair values of $1.1 billion and $117.5 million, respectively, and weighted-average expected maturities of 2.95 years and 2.63 years, respectively, based on interest rates and expected prepayment speeds as of September 30, 2011.

(3)	Includes securities with no stated maturity.

Other Investments

As of September 30, 2011 and December 31, 2010, our other investments were as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Investments carried at cost	$34,572	$33,062
Investments carried at fair value	200	222
Investments accounted for under the equity method	23,111	38,605

Total	$57,883	$71,889

Proceeds and net pre-tax gains from the sales of other investments during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Proceeds from sales	$9,803	$16,938	$29,823	$42,409
Net pre-tax gains from sales	5,020	13,726	22,271	27,179

During the three and nine months ended September 30, 2011, we recorded OTTI of $0.3 million and $0.7 million, respectively, relating to our investments carried at cost. During the three and nine months ended September 30, 2010, we recorded OTTI of $0.5 million and $2.7 million, respectively, relating to our investments carried at cost.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.    Guarantor Information

The following represents the supplemental consolidating condensed financial information as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 of (i) CapitalSource Inc., which is the issuer of our 2014 Senior Secured Notes, as well as our Senior Debentures and Subordinated Debentures (together, the “Debentures”), (ii) CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of our 2014 Senior Secured Notes and the Debentures, and (iii) our subsidiaries that are not guarantors of the 2014 Senior Secured Notes or the Debentures. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed our 2014 Senior Secured Notes and the Senior Debentures, fully and unconditionally, on a senior basis and has guaranteed the Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors. During the three months ended September 30, 2011, our 3.5% and 4.0% Convertible Debentures were repurchased and retired.

For additional information related to our 2014 Senior Secured Notes and Debentures, see Note 10, Borrowings.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Balance Sheet

September 30, 2011

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Assets
Cash and cash equivalents	$9,667	$246,530	$237,702	$2,945	$—	$496,844
Restricted cash	—	34,299	15,697	142	—	50,138
Investment securities:
Available-for-sale, at fair value	—	1,434,825	—	22,601	—	1,457,426
Held-to-maturity, at amortized cost	—	102,651	—	—	—	102,651

Total investment securities	—	1,537,476	—	22,601	—	1,560,077
Loans:
Loans held for sale	—	29,708	—	3,129	—	32,837
Loans held for investment	—	5,231,002	186,811	372,777	—	5,790,590
Less deferred loan fees and discounts	—	(56,568)	(6,486)	(8,754)	3,387	(68,421)
Less allowance for loan losses	—	(170,644)	(10,067)	(27,641)	—	(208,352)

Loans held for investment, net	—	5,003,790	170,258	336,382	3,387	5,513,817

Total loans	—	5,033,498	170,258	339,511	3,387	5,546,654
Interest receivable	—	26,826	21,293	(8,853)	—	39,266
Investment in subsidiaries	1,860,843	3,763	1,506,481	1,461,297	(4,832,384)	—
Intercompany receivable	1,912	—	47,447	112,594	(161,953)	—
Other investments	—	35,318	13,847	8,718	—	57,883
Goodwill	—	173,135	—	—	—	173,135
Other assets	31,279	223,524	80,729	162,518	(62,625)	435,425

Total assets	$1,903,701	$7,314,369	$2,093,454	$2,101,473	$(5,053,575)	$8,359,422

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,885,831	$—	$—	$—	$4,885,831
Term debt	1,836	345,908	—	—	—	347,744
Other borrowings	174,263	540,000	437,294	—	—	1,151,557
Other liabilities	21,081	97,160	88,812	126,197	(65,145)	268,105
Intercompany payable	—	—	112,594	49,359	(161,953)	—

Total liabilities	197,180	5,868,899	638,700	175,556	(227,098)	6,653,237
Shareholders’ equity:
Common stock	2,758	921,000	—	—	(921,000)	2,758
Additional paid-in capital	3,612,927	(93,555)	427,881	1,938,887	(2,273,547)	3,612,593
(Accumulated deficit) retained earnings	(1,940,989)	596,277	1,000,927	(38,942)	(1,558,264)	(1,940,991)
Accumulated other comprehensive income, net	31,825	21,748	25,946	25,972	(73,666)	31,825

Total shareholders’ equity	1,706,521	1,445,470	1,454,754	1,925,917	(4,826,477)	1,706,185

Total liabilities and shareholders’ equity	$1,903,701	$7,314,369	$2,093,454	$2,101,473	$(5,053,575)	$8,359,422

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Balance Sheet

December 31, 2010

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Assets
Cash and cash equivalents	$94,614	$353,666	$252,012	$120,158	$—	$820,450
Restricted cash	—	39,335	85,142	4,109	—	128,586
Investment securities:
Available-for-sale, at fair value	—	1,510,384	—	12,527	—	1,522,911
Held-to-maturity, at amortized cost	—	184,473	—	—	—	184,473

Total investment securities	—	1,694,857	—	12,527	—	1,707,384
Commercial real estate "A" participation interest, net	—	—	—	—	—	—
Loans:
Loans held for sale	—	171,887	16,202	17,245	—	205,334
Loans held for investment	—	5,008,287	284,445	860,144	—	6,152,876
Less deferred loan fees and discounts	—	(79,877)	(10,362)	(18,429)	2,230	(106,438)
Less allowance for loan losses	—	(223,553)	(29,626)	(75,943)	—	(329,122)

Loans held for investment, net	—	4,704,857	244,457	765,772	2,230	5,717,316

Total loans	—	4,876,744	260,659	783,017	2,230	5,922,650
Interest receivable	—	25,780	18,174	13,439	—	57,393
Investment in subsidiaries	2,339,200	3,594	1,561,468	1,623,244	(5,527,506)	—
Intercompany receivable	375,000	9	134,079	301,241	(810,329)	—
Other investments	—	52,066	13,887	5,936	—	71,889
Goodwill	—	173,135	—	—	—	173,135
Other assets	89,198	249,119	156,557	234,034	(164,988)	563,920

Total assets	$2,898,012	$7,468,305	$2,481,978	$3,097,705	$(6,500,593)	$9,445,407

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,621,273	$—	$—	$—	$4,621,273
Credit facilities	—	65,606	—	1,902	—	67,508
Term debt	285,731	693,523	—	—	—	979,254
Other borrowings	523,650	412,000	440,234	—	—	1,375,884
Other liabilities	34,658	170,408	121,227	208,816	(187,563)	347,546
Intercompany payable	—	46,850	301,241	441,372	(789,463)	—

Total liabilities	844,039	6,009,660	862,702	652,090	(977,026)	7,391,465
Shareholders’ equity:
Common stock	3,232	921,000	—	—	(921,000)	3,232
Additional paid-in capital	3,911,344	74,588	679,241	2,556,428	(3,310,260)	3,911,341
(Accumulated deficit) retained earnings	(1,870,544)	457,302	930,076	(114,898)	(1,272,508)	(1,870,572)
Accumulated other comprehensive income, net	9,941	5,755	9,959	4,087	(19,801)	9,941

Total CapitalSource Inc. shareholders’ equity	2,053,973	1,458,645	1,619,276	2,445,617	(5,523,569)	2,053,942
Noncontrolling interests	—	—	—	(2)	2	—

Total shareholders’ equity	2,053,973	1,458,645	1,619,276	2,445,615	(5,523,567)	2,053,942

Total liabilities and shareholders’ equity	$2,898,012	$7,468,305	$2,481,978	$3,097,705	$(6,500,593)	$9,445,407

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended September 30, 2011

(Unaudited)

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Net interest income:
Interest income:
Loans	$8,457	$93,630	$4,955	$8,015	$(7,896)	$107,161
Investment securities	—	12,515	—	1,120	—	13,635
Other	—	327	353	—	—	680

Total interest income	8,457	106,472	5,308	9,135	(7,896)	121,476
Interest expense:
Deposits	—	13,422	—	—	—	13,422
Borrowings	14,409	3,346	3,740	8,116	(8,545)	21,066

Total interest expense	14,409	16,768	3,740	8,116	(8,545)	34,488

Net interest (loss) income	(5,952)	89,704	1,568	1,019	649	86,988
Provision for loan losses	—	32,319	6,036	(3,237)	—	35,118

Net interest (loss) income after provision for loan losses	(5,952)	57,385	(4,468)	4,256	649	51,870
Operating expenses:
Compensation and benefits	228	13,289	18,866	—	(1,336)	31,047
Professional fees	610	1,062	3,478	674	—	5,824
Other administrative expenses	1,013	18,917	9,480	5,303	(19,023)	15,690

Total operating expenses	1,851	33,268	31,824	5,977	(20,359)	52,561
Other (expense) income:
Gain on investments, net	—	15,160	13	3,968	—	19,141
Gain (loss) on derivatives	—	1,007	5,983	(9,103)	—	(2,113)
Loss on debt extinguishment	(113,679)	—	—	—	—	(113,679)
Net expense of real estate owned and other foreclosed assets	—	(6,949)	(161)	(4,988)	—	(12,098)
Other (expense) income, net	(23)	11,350	19,231	7,089	(20,199)	17,448
Earnings (loss) in subsidiaries	16,747	(369)	28,250	17,777	(62,405)	—

Total other (expense) income	(96,955)	20,199	53,316	14,743	(82,604)	(91,301)

Net (loss) income before income taxes	(104,758)	44,316	17,024	13,022	(61,596)	(91,992)
Income tax (benefit) expense	(24,046)	15,545	—	(2,779)	—	(11,280)

Net (loss) income	$(80,712)	$28,771	$17,024	$15,801	$(61,596)	$(80,712)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Three Months Ended September 30, 2010

(Unaudited)

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Net investment income:
Interest income:
Loans	$10,193	$105,834	$15,471	$23,109	$(16,387)	$138,220
Investment securities	—	14,429	30	149	—	14,608
Other	—	299	2	1	—	302

Total interest income	10,193	120,562	15,503	23,259	(16,387)	153,130
Interest expense:
Deposits	—	14,490	—	—	—	14,490
Borrowings	24,126	7,344	7,676	17,649	(13,377)	43,418

Total interest expense	24,126	21,834	7,676	17,649	(13,377)	57,908

Net interest (loss) income	(13,933)	98,728	7,827	5,610	(3,010)	95,222
Provision for loan losses	—	25,362	(1,522)	14,931	—	38,771

Net interest (loss) income after provision for loan losses	(13,933)	73,366	9,349	(9,321)	(3,010)	56,451
Operating expenses:
Compensation and benefits	218	12,089	16,258	—	—	28,565
Professional fees	776	594	5,332	2,090	—	8,792
Other administrative expenses	1,155	18,010	10,991	9,145	(21,891)	17,410

Total operating expenses	2,149	30,693	32,581	11,235	(21,891)	54,767
Other income:
Gain (loss) on investments, net	—	8,925	(29)	21,047	—	29,943
(Loss) gain on derivatives	—	(1,291)	7,092	(7,769)	—	(1,968)
Net expense of real estate owned and other foreclosed assets	—	(2,486)	(1,535)	(3,351)	—	(7,372)
Other (expense) income, net	(578)	3,688	10,300	28,363	(21,626)	20,147
Earnings (loss) in subsidiaries	58,644	(220)	50,724	40,575	(149,723)	—

Total other income	58,066	8,616	66,552	78,865	(171,349)	40,750

Net income from continuing operations before income taxes	41,984	51,289	43,320	58,309	(152,468)	42,434
Income tax (benefit) expense	(36,201)	(957)	—	1,490	—	(35,668)

Net income from continuing operations	78,185	52,246	43,320	56,819	(152,468)	78,102
Net loss attributable to noncontrolling interests	—	—	—	(83)	—	(83)

Net income attributable to CapitalSource Inc.	$78,185	$52,246	$43,320	$56,902	$(152,468)	$78,185

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Nine Months Ended September 30, 2011

(Unaudited)

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Net interest income:
Interest income:
Loans	$28,834	$297,093	$14,901	$38,601	$(35,121)	$344,308
Investment securities	—	38,837	7	5,831	—	44,675
Other	—	969	1,094	7	—	2,070

Total interest income	28,834	336,899	16,002	44,439	(35,121)	391,053
Interest expense:
Deposits	—	40,203	—	—	—	40,203
Borrowings	62,685	14,110	12,688	31,906	(34,545)	86,844

Total interest expense	62,685	54,313	12,688	31,906	(34,545)	127,047

Net interest (loss) income	(33,851)	282,586	3,314	12,533	(576)	264,006
Provision for loan losses	—	37,862	42,981	607	—	81,450

Net interest (loss) income after provision for loan losses	(33,851)	244,724	(39,667)	11,926	(576)	182,556
Operating expenses:
Compensation and benefits	1,130	38,433	53,715	—	(2,754)	90,524
Professional fees	6,179	2,958	13,405	1,384	—	23,926
Other administrative expenses	3,186	61,704	29,987	14,953	(62,136)	47,694

Total operating expenses	10,495	103,095	97,107	16,337	(64,890)	162,144
Other (expense) income:
Gain on investments, net	—	35,222	43	16,116	—	51,381
(Loss) gain on derivatives	—	(128)	10,420	(14,554)	—	(4,262)
Loss on debt extinguishment	(113,679)	—	—	—	—	(113,679)
Net expense of real estate owned and other foreclosed assets	—	(19,881)	(397)	(12,348)	—	(32,626)
Other (expense) income, net	(357)	23,240	60,200	13,681	(61,818)	34,946
Earnings (loss) in subsidiaries	76,695	(1,545)	137,027	72,966	(285,143)	—

Total other (expense) income	(37,341)	36,908	207,293	75,861	(346,961)	(64,240)

Net (loss) income before income taxes	(81,687)	178,537	70,519	71,450	(282,647)	(43,828)
Income tax (benefit) expense	(20,728)	40,089	(10)	(2,220)	—	17,131

Net (loss) income	$(60,959)	$138,448	$70,529	$73,670	$(282,647)	$(60,959)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

Nine Months Ended September 30, 2010

(Unaudited)

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Net investment income:
Interest income:
Loans	$30,234	$317,645	$40,213	$100,543	$(45,368)	$443,267
Investment securities	—	44,068	107	643	—	44,818
Other	—	1,169	5	5	—	1,179

Total interest income	30,234	362,882	40,325	101,191	(45,368)	489,264
Interest expense:
Deposits	—	46,127	—	—	—	46,127
Borrowings	77,588	24,240	22,886	51,640	(38,815)	137,539

Total interest expense	77,588	70,367	22,886	51,640	(38,815)	183,666

Net interest (loss) income	(47,354)	292,515	17,439	49,551	(6,553)	305,598
Provision for loan losses	—	122,943	(24,769)	184,799	—	282,973

Net interest (loss) income after provision for loan losses	(47,354)	169,572	42,208	(135,248)	(6,553)	22,625
Operating expenses:
Compensation and benefits	1,078	37,931	53,162	—	—	92,171
Professional fees	1,937	1,839	19,240	4,643	—	27,659
Other administrative expenses	3,522	49,075	35,874	21,342	(58,080)	51,733

Total operating expenses	6,537	88,845	108,276	25,985	(58,080)	171,563
Other (expense) income:
Gain on investments, net	—	22,871	118	23,290	—	46,279
(Loss) gain on derivatives	—	(1,996)	23,229	(31,152)	—	(9,919)
Gain on debt extinguishment	1,096	—	—	—	—	1,096
Net expense of real estate owned and other foreclosed assets	—	(11,670)	(2,537)	(76,832)	—	(91,039)
Other (expense) income, net	(2,173)	34,831	38,401	23,961	(57,768)	37,252
(Loss) earnings in subsidiaries	(97,174)	(3,839)	102,996	89,898	(91,881)	—

Total other (expense) income	(98,251)	40,197	162,207	29,165	(149,649)	(16,331)

Net (loss) income from continuing operations before income taxes	(152,142)	120,924	96,139	(132,068)	(98,122)	(165,269)
Income tax (benefit) expense	(36,977)	(834)	—	18,975	—	(18,836)

Net (loss) income from continuing operations	(115,165)	121,758	96,139	(151,043)	(98,122)	(146,433)
Net income from discontinued operations, net of taxes	—	—	—	9,489	—	9,489
Net gain from sale of discontinued operations, net of taxes	—	—	—	21,696	—	21,696

Net (loss) income	(115,165)	121,758	96,139	(119,858)	(98,122)	(115,248)
Net loss attributable to noncontrolling interests	—	—	—	(83)	—	(83)

Net (loss) income attributable to CapitalSource Inc.	$(115,165)	$121,758	$96,139	$(119,775)	$(98,122)	$(115,165)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(Unaudited)

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Operating activities:
Net (loss) income	$(60,959)	$138,448	$70,529	$73,670	$(282,647)	$(60,959)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	—	1,344	2,720	—	—	4,064
Restricted stock expense	—	2,512	3,460	—	—	5,972
Loss on debt extinguishment	113,679	—	—	—	—	113,679
Amortization of deferred loan fees and discounts	—	(39,748)	(5,902)	(8,322)	—	(53,972)
Paid-in-kind interest on loans	—	29,706	(674)	(1,107)	—	27,925
Provision for loan losses	—	37,862	42,981	607	—	81,450
Amortization of deferred financing fees and discounts	16,720	2,196	269	(1,156)	—	18,029
Depreciation and amortization	—	(172)	2,073	—	—	1,901
Provision for deferred income taxes	12,433	4,861	—	27,468	—	44,762
Non-cash gain on investments, net	—	(43,484)	(346)	(18,787)	—	(62,617)
Non-cash loss (gain) on foreclosed assets and other property and equipment disposals	—	16,982	(241)	9,707	—	26,448
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(365)	(22,759)	29,074	—	5,950
(Increase) decrease in interest receivable	—	(1,046)	(3,119)	22,292	—	18,127
Decrease in loans held for sale, net	—	169,022	10,993	10,932	—	190,947
Decrease in intercompany note receivable	373,088	9	86,632	188,647	(648,376)	—
Decrease in other assets	16,026	47,682	95,955	6,182	(102,363)	63,482
Decrease in other liabilities	(32,964)	(72,992)	(31,510)	(81,444)	122,418	(96,492)
Net transfers with subsidiaries	134,201	205,411	(186,597)	(437,630)	284,615	—

Cash provided by (used in) operating activities, net of impact of acquisitions	572,224	498,228	64,464	(179,867)	(626,353)	328,696
Investing activities:
Decrease in restricted cash	—	5,036	69,445	3,967	—	78,448
(Increase) decrease in loans, net	—	(340,996)	44,057	423,431	(1,157)	125,335
Reduction of marketable securities, available for sale, net	—	100,013	—	19,000	—	119,013
Reduction of marketable securities, held to maturity, net	—	90,556	—	—	—	90,556
Reduction of other investments, net	—	32,141	387	10,171	—	42,699
Acquisition of property and equipment, net	—	(46,852)	(1,068)	—	—	(47,920)

Cash (used in) provided by investing activities	—	(160,102)	112,821	456,569	(1,157)	408,131
Financing activities:
Deposits accepted, net of repayments	—	264,558	—	—	—	264,558
Decrease in intercompany note payable	—	(46,850)	(188,647)	(392,013)	627,510	—
Repayments on credit facilities, net	—	(66,890)	—	(1,902)	—	(68,792)
Repayments and extinguishment of term debt	—	(724,080)	—	—	—	(724,080)
(Repayments of) borrowings under other borrowings	(357,819)	128,000	(2,948)	—	—	(232,767)
Repurchase of common stock	(291,424)	—	—	—	—	(291,424)
Proceeds from exercise of options	1,462	—	—	—	—	1,462
Payment of dividends	(9,390)	—	—	—	—	(9,390)

Cash used in financing activities	(657,171)	(445,262)	(191,595)	(393,915)	627,510	(1,060,433)

Decrease in cash and cash equivalents	(84,947)	(107,136)	(14,310)	(117,213)	—	(323,606)
Cash and cash equivalents as of beginning of period	94,614	353,666	252,012	120,158	—	820,450

Cash and cash equivalents as of end of period	$9,667	$246,530	$237,702	$2,945	$—	$496,844

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

(Unaudited)

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Operating activities:
Net (loss) income	$(115,165)	$121,758	$96,139	$(119,858)	$(98,122)	$(115,248)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	—	1,205	2,299	—	—	3,504
Restricted stock expense	—	1,585	6,266	—	—	7,851
Gain on extinguishment of debt	(1,096)	—	—	—	—	(1,096)
Amortization of deferred loan fees and discounts	—	(26,995)	(19,384)	(8,916)	—	(55,295)
Paid-in-kind interest on loans	—	(2,595)	2,932	1,755	—	2,092
Provision for loan losses	—	122,943	(24,769)	184,799	—	282,973
Provision for unfunded commitments	—	(442)	—	—	—	(442)
Amortization of deferred financing fees and discounts	21,490	13,599	314	8,487	—	43,890
Depreciation and amortization	—	(2,676)	2,818	1,440	—	1,582
(Benefit) provision for deferred income taxes	—	(8,169)	(209)	22,469	—	14,091
Non-cash loss (gain) on investments, net	—	902	(173)	(7,774)	—	(7,045)
Non-cash loss on foreclosed assets and other property and equipment disposals	—	8,827	4,294	44,073	—	57,194
Gain on assets acquired through business combination	—	(3,724)	—	—	—	(3,724)
Gain on deconsolidation of 2006-A Trust	—	—	—	(16,723)	—	(16,723)
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(2,206)	(30,453)	30,580	—	(2,079)
Accretion of discount on commercial real estate “A” participation interest	—	(9,523)	—	—	—	(9,523)
(Increase) decrease in interest receivable	—	(15,056)	65,235	(23,481)	—	26,698
Decrease (increase) in loans held for sale, net	—	335	(3,053)	7,468	—	4,750
(Increase) decrease in intercompany receivable	—	—	(11,967)	14,240	(2,273)	—
(Increase) decrease in other assets	(37,925)	(2,091)	(19,909)	69,456	8,991	18,522
(Decrease) increase in other liabilities	(17,160)	(8,662)	(23,600)	35,917	(14,905)	(28,410)
Net transfers with subsidiaries	350,745	(83,974)	26,946	(385,772)	92,055	—

Cash provided by (used in) operating activities, net of impact of acquisitions	200,889	105,041	73,726	(141,840)	(14,254)	223,562
Investing activities:
Decrease (increase) in restricted cash	—	50,616	(39,345)	49,417	—	60,688
Decrease in commercial real estate “A” participation interest	—	534,674	—	—	—	534,674
Assets acquired through business combination, net of cash acquired	—	(98,800)	—	—	—	(98,800)
Cash received from 2006-A Trust delegation and sale transaction	—	—	—	7,000	—	7,000
Decrease (increase) in loans, net	—	65,289	(95,146)	1,233,476	7,199	1,210,818
Cash received for real estate	—	—	—	339,643	—	339,643
Acquisition of marketable securities, available for sale, net	—	(561,613)	—	—	—	(561,613)
Reduction of marketable securities, held to maturity, net	—	47,208	—	—	—	47,208
(Acquisition) reduction of other investments, net	—	(27,229)	126	53,413	—	26,310
(Acquisition) disposal of property and equipment, net	—	(980)	(2,978)	869	—	(3,089)

Cash provided by (used in) investing activities	—	9,165	(137,343)	1,683,818	7,199	1,562,839
Financing activities:
Payment of deferred financing fees	(2,082)	(7,963)	—	4,132	—	(5,913)
Deposits accepted, net of repayments	—	143,632	—	—	—	143,632
(Decrease) increase in intercompany payable	—	—	(14,240)	7,185	7,055	—
Repayments on credit facilities, net	(193,637)	(81,643)	(54,199)	(124,427)	—	(453,906)
Borrowings of term debt	—	—	—	14,784	—	14,784
Repayments and extinguishment of term debt	—	(679,394)	—	(1,142,037)	—	(1,821,431)
(Repayments of) borrowings under other borrowings	(34,144)	100,000	(59)	(263,972)	—	(198,175)
Proceeds from exercise of options	356	—	—	—	—	356
Payment of dividends	(9,718)	—	—	—	—	(9,718)

Cash used in financing activities	(239,225)	(525,368)	(68,498)	(1,504,335)	7,055	(2,330,371)

(Decrease) increase in cash and cash equivalents	(38,336)	(411,162)	(132,115)	37,643	—	(543,970)
Cash and cash equivalents as of beginning of period	99,103	760,343	265,977	51,597	—	1,177,020

Cash and cash equivalents as of end of period	$60,767	$349,181	$133,862	$89,240	$—	$633,050

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.    Deposits

As of September 30, 2011 and December 31, 2010, CapitalSource Bank had $4.9 billion and $4.6 billion, respectively, in deposits insured up to the maximum limit by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2011 and December 31, 2010, CapitalSource Bank had $305.0 million and $266.7 million, respectively, of certificates of deposit in the amount of $250,000 or more and $1.9 billion and $1.7 billion, respectively, of certificates of deposit in the amount of $100,000 or more.

As of September 30, 2011 and December 31, 2010, the weighted-average interest rates for savings and money market deposit accounts were 0.75% and 0.83%, respectively, and for certificates of deposit were 1.18% and 1.27%, respectively. The weighted-average interest rates for all deposits as of September 30, 2011 and December 31, 2010 were 1.08% and 1.18%, respectively.

As of September 30, 2011 and December 31, 2010, interest-bearing deposits at CapitalSource Bank were as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Interest-bearing deposits:
Money market	$244,636	$236,811
Savings	842,162	694,157
Certificates of deposit	3,799,033	3,690,305

Total interest-bearing deposits	$4,885,831	$4,621,273

As of September 30, 2011, certificates of deposit at CapitalSource Bank detailed by maturity were as follows ($ in thousands):

Maturing by:
September 30, 2012	$3,249,051
September 30, 2013	436,499
September 30, 2014	27,360
September 30, 2015	43,698
September 30, 2016	42,425

Total	$3,799,033

For the three and nine months ended September 30, 2011 and 2010, interest expense on deposits was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Savings and money market	$2,176	$1,937	$6,215	$6,381
Certificates of deposit	11,310	12,613	34,169	39,923
Fees for early withdrawal	(64)	(60)	(181)	(177)

Total interest expense on deposits	$13,422	$14,490	$40,203	$46,127

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Our interests in borrowers qualifying as variable interest entities were $229.5 million and $493.7 million as of September 30, 2011 and December 31, 2010, respectively, and are included in loans held for investment in our consolidated balance sheets. For certain of these borrowers, we may have obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was $314.5 million and $610.6 million as of September 30, 2011 and December 31, 2010, respectively.

Term Debt Securitizations

In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by their underlying assets, which primarily comprise loans contributed to the securitizations. We service the underlying loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying loans. The Issuers have all of the legal obligations to repay the outstanding notes and certificates and we have no legal obligation to contribute additional assets to the Issuers. As of September 30, 2011 and December 31, 2010, the total outstanding balances of these commercial term debt securitizations were $572.7 million and $1.0 billion, respectively. These amounts include $226.8 million and $328.2 million of notes and certificates that we held as of September 30, 2011 and December 31, 2010, respectively.

We have determined that the Issuers are variable interest entities, subject to applicable consolidation guidance and have concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we have concluded that we are the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we report the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. As of September 30, 2011 and December 31, 2010, the carrying amounts of the consolidated liabilities related to the Issuers were $346.3 million and $697.5 million, respectively. These amounts include term debt recorded in our consolidated balance sheets and represent obligations for which there is only legal recourse to the Issuers. As of September 30, 2011 and December 31, 2010, the carrying amounts of the consolidated assets related to the Issuers were $623.6 million and $901.9 million, respectively. These amounts include loans held for investment, net recorded in our consolidated balance sheets and relate to assets that can only be used to settle obligations of the Issuers.

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

As a result of the determination above, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust. We also concluded that the deconsolidation of the 2006-A Trust qualified as a financial asset transfer and that the transaction resulted in our surrendering control over the financial assets held by the 2006-A Trust. This resulted in the removal of carrying amounts of $801.9 million of loans, $55.7 million

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of restricted cash and $891.3 million of term debt from our consolidated balance sheet and the recognition of a gain of $16.7 million, recorded in other income, net in our consolidated statement of income for the three months ended September 30, 2010. As of September 30, 2011, the fair value of interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization and held as of September 30, 2011 was $19.0 million and was classified as investment securities, available-for-sale in our consolidated balance sheets. We have no additional funding commitments or other obligations related to these interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we have not provided any additional financial support to the 2006-A Trust during the nine months ended September 30, 2011. This swap exposure had a fair value to the counterparty of $16.0 million as of September 30, 2011. The interests in the Trust and the swap guarantee comprise our maximum exposure to loss related to the 2006-A Trust. During the nine months ended September 30, 2011, we recognized a gain of $13.3 million, included in gain on investments, net in our consolidated statements of income, on the sale of certain of our interests in the 2006-A Trust. In addition, during the three and nine months ended September 30, 2011, we recorded gross unrealized losses of $2.2 million and gross unrealized gains of $8.0 million, respectively, included as a component of other comprehensive income, on the securities that we still hold in the 2006-A Trust as of September 30, 2011.

Note 10.    Borrowings

For additional information on our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K.

As of September 30, 2011 and December 31, 2010, the composition of our outstanding borrowings was as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Credit facilities	$—	$67,508
Term debt (1)	347,744	979,254
Other borrowings:
Convertible debt, net (2)	174,263	523,650
Subordinated debt	437,294	437,286
FHLB SF borrowings	540,000	412,000
Notes payable	—	2,948

Total other borrowings	1,151,557	1,375,884

Total borrowings	$1,499,301	$2,422,646

(1)	Amounts presented are net of discounts of $0.1 million and $14.4 million as of September 30, 2011 and December 31, 2010, respectively.

(2)	Amounts presented are net of discounts of $0.7 million and $6.9 million as of September 30, 2011 and December 31, 2010, respectively.

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

Term Debt

As of September 30, 2011 and December 31, 2010, the carrying amounts of our term debt related to securitizations were $345.9 million and $693.5 million, respectively. In June 2011, all outstanding term debt of the 2007-2 securitization held by third parties was repaid in full.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2011, we repurchased $298.1 million of our outstanding 12.75% 2014 Senior Secured Notes and paid a redemption price of $376.4 million. We recorded a pre-tax loss of $111.1 million on the extinguishment of debt in our consolidated statements of operations. As of September 30, 2011 and December 31, 2010, the 12.75% 2014 Senior Secured Notes had balances of $1.8 million and $285.7 million, respectively, net of discounts of $0.1 million and $14.3 million, respectively.

Convertible Debt

During the three months ended September 30, 2011, we tendered, repurchased and retired our outstanding 3.5% and 4.0% Convertible Debentures at par for an aggregate of $280.5 million. In addition, we repurchased $75.1 million of the outstanding principal of our 7.25% Convertible Debentures for $77.3 million and recorded a related pre-tax loss of $2.6 million on the extinguishment of debt in our consolidated statements of operations. As of September 30, 2011 and December 31, 2010, the carrying amounts of the liability and equity components of our convertible debt were as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Convertible debt principal	$174,914	$530,523
Less: debt discount	(651)	(6,873)

Net carrying value	$174,263	$523,650

Equity components recorded in additional paid-in capital	$—	$101,220

As of September 30, 2011, the conversion prices and the number of shares used to determine the aggregate consideration that would have been delivered upon conversion of our convertible debentures were as follows:

	Conversion Price	Number of Shares
7.25% Senior Subordinated Convertible Debentures due 2037	$27.09	6,455,708

For the three and nine months ended September 30, 2011 and 2010, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Interest expense recognized on:
Contractual interest coupon	$4,223	$7,491	$18,926	$22,745
Amortization of deferred financing fees	72	299	677	1,029
Amortization of debt discount	636	2,595	5,896	7,870

Total interest expense recognized	$4,931	$10,385	$25,499	$31,644

Effective interest rate on the liability component:
3.5% Senior Convertible Debentures due 2034	7.16%	7.25%	7.16%	7.25%
4.0% Senior Subordinated Convertible Debentures due 2034	7.85%	7.68%	7.85%	7.68%
7.25% Senior Subordinated Convertible Debentures due 2037	7.79%	7.79%	7.79%	7.79%

The unamortized discounts on our 7.25% Convertible Debentures will be amortized through the first put date of July 15, 2012.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FHLB SF Borrowings and FRB Credit Program

CapitalSource Bank is a member of the FHLB SF. As of September 30, 2011 and December 31, 2010, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Borrowing capacity	$926,753	$885,842
Less: outstanding principal	(540,000)	(412,000)
Less: outstanding letters of credit	(600)	(600)

Unused borrowing capacity	$386,153	$473,242

CapitalSource Bank is an approved depository institution under the primary credit program of the FRB of San Francisco’s discount window eligible to borrow from the FRB for short periods, generally overnight. As of September 30, 2011 and December 31, 2010, collateral with amortized costs of $102.3 million and $179.0 million, respectively, and fair values of $103.0 million and $188.0 million, respectively, had been pledged under this program. As of September 30, 2011 and December 31, 2010, there were no borrowings outstanding.

Note 11.    Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the nine months ended September 30, 2011 was as follows:

Outstanding as of December 31, 2010	323,225,355
Exercise of options	422,375
Restricted stock and other stock activities	2,027,247
Repurchase of common stock	(49,888,700)

Outstanding as of September 30, 2011	275,786,277

As of September 30, 2011, our Board of Directors had authorized the repurchase of $385.0 million of our common stock over a period of up to two years commencing in December 2010 the (“Stock Repurchase Program”). During the nine months ended September 30, 2011, we repurchased 49.9 million shares of our common stock at an aggregate price of $308.6 million pursuant to the Stock Repurchase Program. All shares were retired upon repurchase.

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of September 30, 2011 and December 31, 2010, the total valuation allowance was $474.4 million and $413.8 million, respectively. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets of $40.4 million as of September 30, 2011 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

During the three and nine months ended September 30, 2011, we recorded income tax benefit of $11.3 million and income tax expense of $17.1 million, respectively. The benefit for the three months ended September 30, 2011 was primarily the result of the change in valuation allowance related to the deferred tax assets of

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CapitalSource Bank. The expense for the nine months ended September 30, 2011 was primarily related to the re-establishment of a valuation allowance at the consolidated group level with respect to CapitalSource Bank’s net deferred tax assets, and state income tax expenses incurred by CapitalSource Bank. The valuation allowance was recorded in connection with our plan to reconsolidate our corporate entities for federal tax purposes in 2011. For the three and nine months ended September 30, 2010, we recorded income tax benefit of $35.7 million and $18.8 million, respectively. The effective income tax rate on our consolidated net (loss) income from continuing operations was 12.3% and (39.1)% for the three and nine months ended September 30, 2011, respectively, and (84.1)% and 11.4% for the three and nine months ended September 30, 2010, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2010. We are currently under examination by the Internal Revenue Service for the tax years 2006 to 2008 and by certain states for the tax years 2006 to 2009.

Note 13.    Comprehensive (Loss) Income

Comprehensive (loss) income for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Net (loss) income from continuing operations	$(80,712)	$78,102	$(60,959)	$(146,433)
Net income from discontinued operations, net of tax	—	—	—	9,489
Gain from sale of discontinued operations, net of tax	—	—	—	21,696

Net (loss) income	(80,712)	78,102	(60,959)	(115,248)
Unrealized (loss) gain on available-for-sale securities, net of tax (1)	(4,078)	1,016	21,219	7,491
Unrealized (loss) gain on foreign currency translation, net of tax	(10,795)	23,749	665	(6,224)
Unrealized loss on cash flow hedges, net of tax	—	(22)	—	(66)

Comprehensive (loss) income	(95,585)	102,845	(39,075)	(114,047)
Comprehensive loss attributable to noncontrolling interests	—	(83)	—	(83)

Comprehensive (loss) income attributable to CapitalSource Inc.	$(95,585)	$102,928	$(39,075)	$(113,964)

(1)	Includes a tax benefit of $10.0 million related to fair value adjustments on available-for-sale securities for the nine months ended September 30, 2011. There was no such tax benefit during the three months ended September 30, 2011.

Accumulated other comprehensive income, net, as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Unrealized gain on available-for-sale securities, net of tax (1)	$26,982	$5,763
Unrealized gain on foreign currency translation, net of tax	4,843	4,178

Accumulated other comprehensive income, net	$31,825	$9,941

(1)	Includes a tax benefit of $10.0 million related to fair value adjustments on available-for-sale securities as of September 30, 2011.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2011, we determined that the sales and paydowns of a liquidating portfolio of loans within a foreign subsidiary constituted a substantially complete liquidation of a foreign entity in accordance with GAAP. As a result, we reclassified the foreign currency translation adjustment related to our investment in this subsidiary from accumulated other comprehensive income and recorded a gain on sale of investments of $9.2 million for the three months ended September 30, 2011.

Note 14.    Net (Loss) Income Per Share

The computations of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands, except per share data)
Net (loss) income:
From continuing operations	$(80,712)	$78,102	$(60,959)	$(146,433)
From discontinued operations, net of taxes	—	—	—	9,489
From sale of discontinued operations, net of taxes	—	—	—	21,696

Total from discontinued operations	—	—	—	31,185
Attributable to CapitalSource Inc.	$(80,712)	$78,185	$(60,959)	$(115,165)
Average shares — basic	306,535,063	321,070,479	315,719,413	320,723,068
Effect of dilutive securities:
Option shares	—	884,277	—	—
Restricted shares	—	158,011	—	—
Stock units	—	3,224,970	—	—

Average shares — diluted	306,535,063	325,337,737	315,719,413	320,723,068

Basic net (loss) income per share
From continuing operations	$(0.26)	$0.24	$(0.19)	$(0.46)
From discontinued operations, net of taxes	—	—	—	0.10
Attributable to CapitalSource Inc.	(0.26)	0.24	(0.19)	(0.36)
Diluted net (loss) income per share
From continuing operations	$(0.26)	$0.24	$(0.19)	$(0.46)
From discontinued operations, net of taxes	—	—	—	0.10
Attributable to CapitalSource Inc.	(0.26)	0.24	(0.19)	(0.36)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The shares that have an antidilutive effect in the calculation of diluted net (loss) income per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock units	3,427,158	3,653,579	3,427,158	3,653,579
Stock options	7,437,391	8,596,113	7,437,391	8,596,113
Shares issuable upon conversion of convertible debt	—	14,097,586	—	14,097,586
Unvested restricted stock	4,633,282	2,201,088	4,633,282	2,201,088

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

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be “well-capitalized” and at all times have a minimum total risk-based capital ratio of 15%, a minimum Tier-1 risk-based capital ratio of 6% and a minimum Tier 1 leverage ratio of 5%. CapitalSource Bank’s ratios and the minimum requirements as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011				December 31, 2010
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Tier-1 Leverage	$848,198	13.50%	$314,093	5.00%	$756,821	13.15%	$287,830	5.00%
Tier-1 Risk-Based Capital	848,198	16.87	301,714	6.00	756,821	16.86	269,335	6.00
Total Risk-Based Capital	911,771	18.13	754,285	15.00	813,822	18.13	673,336	15.00

Note 16.    Commitments and Contingencies

We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of September 30, 2011 and December 31, 2010, we had issued $82.7 million and $143.4 million, respectively, in stand-by letters of credit which expire at various dates over the next nine years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be required to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $2.4 million and $3.8 million and were included in other liabilities in our consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, we had unfunded commitments to extend credit to our clients of $1.4 billion and $1.9 billion, respectively, including unfunded commitments to extend credit by CapitalSource Bank of $874.4 million and $958.7 million, respectively, and by the Parent Company of $489.9

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

million and $977.7 million, respectively. Additional information on these contingencies is included in Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K.

During the years ended December 31, 2010 and 2009, we sold all of our direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights; however, no such notification has been received to date. As of September 30, 2011, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 17. Derivative Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of September 30, 2011, none of our derivatives were designated as hedging instruments pursuant to GAAP.

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

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. We also posted collateral of $10.0 million related to counterparty requirements

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

for foreign exchange contracts at CapitalSource Bank as of September 30, 2011. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of September 30, 2011, our derivative counterparty exposure was as follows ($ in thousands):

Gross derivative counterparty exposure	$60,770
Master netting agreements	(40,148)

Net derivative counterparty exposure	$20,622

We report our derivatives in our consolidated balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held $19.8 million of collateral against our derivative instruments that were in an asset position as of September 30, 2011. For derivatives that were in a liability position, we had posted collateral of $56.4 million as of September 30, 2011.

As of September 30, 2011, the notional amounts and fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

	September 30, 2011			December 31, 2010
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
	($ in thousands)
Interest rate contracts	$1,169,408	$58,759	$94,872	$1,287,399	$41,309	$77,410
Foreign exchange contracts	37,279	2,011	—	35,557	—	877

Total	$1,206,687	$60,770	$94,872	$1,322,956	$41,309	$78,287

The gains and losses on our derivative instruments recognized during the three and nine months ended September 30, 2011 and 2010 as well as the locations of such gains and losses in our consolidated statements of operations were as follows:

		Gain (Loss) Recognized in Income

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2011	2010	2011	2010
		($ in thousands)
Interest rate contracts	Loss on derivatives	$(4,176)	$(1,101)	$(4,792)	$(8,424)
Foreign exchange contracts	Loss on derivatives	2,063	(867)	530	(1,495)

Total		$(2,113)	$(1,968)	$(4,262)	$(9,919)

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired collateral dependent commercial real estate loans for which ultimate collection depends solely on the sale of the collateral are charged off to the estimated fair value of the collateral less estimated costs to sell. For certain of these loans, we charged off to an amount different than the value indicated by the most recent appraisal. This was primarily the result of both factors causing the appraisal to be outdated as outlined above and other factors surrounding the loans not considered by appraisals, such as pending loan sales and other transaction specific factors. As of September 30, 2011 and December 31, 2010, we charged off an additional $65.2 million, net, and $58.2 million, net, respectively, in loan balances compared with amounts that would have been charged off based on the appraised values of the collateral. In addition, we have impaired collateral dependent commercial real estate loans with a carrying amount as of September 30, 2011 of $4.5 million for which we do not have appraisals. Valuations for the real estate collateral securing these loans are based on observable transactions and industry metrics.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

FHLB SF Stock

Our investment in FHLB stock is recorded at historical cost. FHLB stock does not have a readily determinable fair value, but may be sold back to the FHLB at its par value with stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses on our investment in FHLB stock have been recorded through September 30, 2011.

Derivative Assets and Liabilities

Derivatives are carried at fair value on a recurring basis and primarily relate to interest rate swaps, caps, floors, basis swaps and forward exchange contracts which we enter into to manage interest rate risk and foreign exchange risk. Our derivatives are principally traded in over-the-counter markets where quoted market prices are

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of September 30, 2011 were as follows:

	Fair Value Measurement as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency callable notes	$115,630	$—	$115,630	$—
Agency debt	45,269	—	45,269	—
Agency MBS	1,153,009	—	1,153,009	—
Assets-backed securities	17,638	—	17,638	—
Collateralized loan obligation	18,994	—	—	18,994
Corporate debt	5,756	—	5,025	731
Equity security	372	372	—	—
Municipal bond	3,235	—	—	3,235
Non-agency MBS	77,954	—	77,954	—
U.S. Treasury and agency securities	19,569	—	19,569	—

Total investment securities, available-for-sale	1,457,426	372	1,434,094	22,960
Investments carried at fair value:
Warrants	200	—	—	200
Other assets held at fair value:
Derivative assets	60,770	—	60,770	—

Total assets	$1,518,396	$372	$1,494,864	$23,160

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$94,872	$—	$94,872	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2010 were as follows:

	Fair Value Measurement as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency callable notes	$162,888	$—	$162,888	$—
Agency debt	103,430	—	103,430	—
Agency discount notes	164,974	—	164,974	—
Agency MBS	870,155	—	870,155	—
Collateralized loan obligation	12,249	—	—	12,249
Corporate debt	5,135	—	5,120	15
Equity security	263	263	—	—
Non-agency MBS	113,684	—	113,684	—
U.S. Treasury and agency securities	90,133	—	90,133	—

Total investment securities, available-for-sale	1,522,911	263	1,510,384	12,264
Investments carried at fair value:
Warrants	222	—	—	222
Other assets held at fair value:
Derivative assets	41,309	—	41,309	—

Total assets	$1,564,442	$263	$1,551,693	$12,486

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$78,287	$—	$78,287	$—

A summary of the changes in the fair values of assets carried at fair value for the three months ended September 30, 2011 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Corporate Debt	Collateralized Loan Obligation	Municipal Bonds	Total	Warrants	Total Assets
	($ in thousands)
Balance as of July 1, 2011	$717	$20,446	$3,235	$24,398	$210	$24,608
Realized and unrealized gains (losses):				—
Included in income	14	734	—	748	(5)	743
Included in other comprehensive loss, net	—	(2,186)	—	(2,186)	—	(2,186)

Total realized and unrealized gains (losses)	14	(1,452)	—	(1,438)	(5)	(1,443)

Sales:
Sales	—	—	—	—	(5)	(5)

Balance as of September 30, 2011	$731	$18,994	$3,235	$22,960	$200	$23,160

Unrealized gains (losses) as of September 30, 2011	$14	$734	$—	$748	$(10)	$738

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the fair values of assets carried at fair value for the three months ended September 30, 2010 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale

	Corporate Debt	Collateralized Loan Obligation	Total	Warrants	Total Assets
	($ in thousands)
Balance as of July 1, 2010	$4,772	$—	$4,772	$684	$5,456
Realized and unrealized gains (losses):					—
Included in income	1,101	—	1,101	(36)	1,065
Included in other comprehensive income, net	(903)	—	(903)	—	(903)

Total realized and unrealized gains (losses)	198	—	198	(36)	162

Acquisitions and sales:
Acquisitions	—	13,848	13,848	—	13,848
Sales	(4,970)	—	(4,970)	—	(4,970)

Total acquisitions and sales	(4,970)	13,848	8,878	—	8,878

Balance as of September 30, 2010	$—	$13,848	$13,848	$648	$14,496

Unrealized losses as of September 30, 2010	$—	$—	$—	$(36)	$(36)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three months ended September 30, 2011 and 2010, reported in interest income and gain on investments, net were as follows:

	Interest Income		Gain on Investments, Net
	Three Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Total gains (losses) included in earnings for the period	$748	$—	$(5)	$1,065
Unrealized gains (losses) relating to assets still held at reporting date	748	—	(10)	(36)

A summary of the changes in the fair values of assets carried at fair value for the nine months ended September 30, 2011 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Corporate Debt	Collateralized Loan Obligation	Municipal Bonds	Total	Warrants	Total Assets
	($ in thousands)
Balance as of January 1, 2011	$15	$12,249	$—	$12,264	$222	$12,486
Realized and unrealized gains (losses):
Included in income	14	17,770	(1,496)	16,288	(4)	16,284
Included in other comprehensive loss, net	(15)	7,975	—	7,960	—	7,960

Total realized and unrealized (losses) gains	(1)	25,745	(1,496)	24,248	(4)	24,244

Acquisitions and sales:
Acquisitions	717	—	4,731	5,448	—	5,448
Sales	—	(19,000)	—	(19,000)	(18)	(19,018)

Total acquisitions and sales	717	(19,000)	4,731	(13,552)	(18)	(13,570)

Balance as of September 30, 2011	$731	$18,994	$3,235	$22,960	$200	$23,160

Unrealized gains (losses) as of September 30, 2011	$14	$3,086	$(1,496)	$1,604	$(23)	$1,581

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the fair values of assets and liabilities carried at fair value for the nine months ended September 30, 2010 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Non-agency MBS	Corporate Debt	Collateralized Loan Obligation	Total	Warrants	Total Assets
	($ in thousands)
Balance as of January 1, 2010	$61	$4,457	$1,326	$5,844	$1,392	$7,236
Realized and unrealized gains (losses):
Included in income	—	1,226	636	1,862	(744)	1,118
Included in other comprehensive income, net	—	(713)	(308)	(1,021)	—	(1,021)

Total realized and unrealized gains (losses)	—	513	328	841	(744)	97

Acquisitions and sales:
Acquisitions	—	—	12,194	12,194	—	12,194
Sales	(61)	(4,970)	—	(5,031)	—	(5,031)

Total acquisitions and sales	(61)	(4,970)	12,194	7,163	—	7,163

Balance as of September 30, 2010	$—	$—	$13,848	$13,848	$648	$14,496

Unrealized losses as of September 30, 2010	$—	$—	$—	$—	$(744)	$(744)

Realized and unrealized gains and losses on assets classified in Level 3 of the fair value hierarchy included in income for the nine months ended September 30, 2011 and 2010, reported in interest income and gain on investments, net were as follows:

3

	Interest Income		Gain on Investments, Net
	Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Total gains included in earnings for the period	$4,494	$159	$11,790	$959
Unrealized gains (losses) relating to assets still held at reporting date	3,095	—	(1,514)	(744)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three and nine months ended September 30, 2011, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three and nine months ended September 30, 2011.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

					Total Losses
	Fair Value Measurement	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable	Three Months Ended	Nine Months Ended
	as of September 30, 2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	September 30, 2011	September 30, 2011
	($ in thousands)
Assets
Loans held for investment (1)	$132,357	$—	$—	$132,357	$(27,711)	$(103,180)
Investments carried at cost	1,880	—	—	1,880	(363)	(717)
Investments accounted for under the equity method	694	—	—	694	(56)	(56)
REO (2)	22,556	—	—	22,556	(6,725)	(15,413)
Loans acquired through foreclosure, net	16,855	—	—	16,855	(2,475)	(9,880)

Total assets	$174,342	$—	$—	$174,342	$(37,330)	$(129,246)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs of $9.7 million.

(2)	Represents REO measured at fair value of the collateral less transaction costs of $1.4 million.

The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three and nine months ended September 30, 2010, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three and nine months ended September 30, 2010.

					Total Losses
	Fair Value Measurement	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable	Three Months Ended	Nine Months Ended
	as of September 30, 2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	September 30, 2010	September 30, 2010
	($ in thousands)
Assets
Loans held for sale	$36,979	$—	$36,979	$—	$(988)	$(41,060)
Loans held for investment (1)	315,358	—	—	315,358	(26,641)	(70,131)
Investments carried at cost	1,090	—	—	1,090	(486)	(2,732)
REO (2)	52,393	—	—	52,393	(6,090)	(37,800)
Loans acquired through foreclosure, net	61,560	—	—	61,560	(1,250)	(40,119)

Total assets	$467,380	$—	$36,979	$430,401	$(35,455)	$(191,842)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs of $10.4 million.

(2)	Represents REO measured at fair value of the collateral less transaction costs of $1.9 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The table below provides fair value estimates for our financial instruments as of September 30, 2011 and December 31, 2010, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and those which are recorded at fair value on a recurring basis.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)
Assets:
Loans held for investment, net	$5,513,817	$5,418,061	$5,717,316	$5,767,160
Investments carried at cost	34,572	63,126	33,062	64,735
Investment securities, held-to-maturity	102,651	104,355	184,473	195,438
Liabilities:
Deposits	4,885,831	4,895,519	4,621,273	4,628,903
Credit facilities	—	—	67,508	66,464
Term debt	347,744	275,160	979,254	921,169
Convertible debt, net	174,263	178,194	523,650	539,297
Subordinated debt	437,294	253,631	437,286	253,626
Loan commitments and letters of credit	—	22,542	—	32,972

Note 19.    Segment Data

For the three and nine months ended September 30, 2011, and the three months ended September 30, 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the six months ended June 30, 2010, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment during 2010. We have reclassified all comparative period results to reflect our two current reportable segments. In addition, for comparative purposes, overhead and other intercompany allocations have been reclassified from the Healthcare Net Lease segment into the Other Commercial Finance segment for the three and nine months ended September 30, 2010.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The financial results of our operating segments as of and for the three months ended September 30, 2011 were as follows:

	Three Months Ended September 30, 2011
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$92,173	$28,653	$650	$121,476
Interest expense	15,982	18,506	—	34,488
Provision for loan losses	13,725	21,393	—	35,118
Operating expenses	33,664	36,201	(17,304)	52,561
Total other income (expense), net	12,933	(87,089)	(17,145)	(91,301)

Net income (loss) before income taxes	41,735	(134,536)	809	(91,992)
Income tax expense (benefit)	16,513	(27,793)	—	(11,280)

Net income (loss)	$25,222	$(106,743)	$809	$(80,712)

Total assets as of September 30, 2011	$6,547,719	$1,870,608	$(58,905)	$8,359,422
Total assets as of December 31, 2010	6,117,368	3,418,897	(90,858)	9,445,407

The financial results of our operating segments for the three months ended September 30, 2010 were as follows:

	Three Months Ended September 30, 2010
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$86,212	$69,745	$(2,827)	$153,130
Interest expense	16,024	41,884	—	57,908
Provision for loan losses	14,552	24,219	—	38,771
Operating expenses	28,597	40,795	(14,625)	54,767
Other income, net	7,148	47,962	(14,360)	40,750

Net income from continuing operations before income taxes	34,187	10,809	(2,562)	42,434
Income tax benefit	(2,707)	(32,961)	—	(35,668)

Net income from continuing operations	$36,894	$43,770	$(2,562)	$78,102

The financial results of our operating segments for the nine months ended September 30, 2011 were as follows:

	Nine Months Ended September 30, 2011
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$274,467	$116,968	$(382)	$391,053
Interest expense	46,804	80,243	—	127,047
Provision for loan losses	23,636	57,814	—	81,450
Operating expenses	99,199	119,203	(56,258)	162,144
Total other income (expense), net	18,898	(29,984)	(53,154)	(64,240)

Net income (loss) before income taxes	123,726	(170,276)	2,722	(43,828)
Income tax expense (benefit)	38,448	(21,317)	—	17,131

Net income (loss)	$85,278	$(148,959)	$2,722	$(60,959)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The financial results of our operating segments for the nine months ended September 30, 2010 were as follows:

	Nine Months Ended September 30, 2010
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$246,592	$249,411	$(6,739)	$489,264
Interest expense	49,756	133,910	—	183,666
Provision for loan losses	107,350	175,623	—	282,973
Operating expenses	82,180	131,694	(42,311)	171,563
Other income, net	22,374	3,294	(41,999)	(16,331)

Net income (loss) from continuing operations before income taxes	29,680	(188,522)	(6,427)	(165,269)
Income tax benefit	(5,226)	(13,610)	—	(18,836)

Net income (loss) from continuing operations	$34,906	$(174,912)	$(6,427)	$(146,433)

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about our deposit base and loan growth at CapitalSource Bank, our intention to originate loans at CapitalSource Bank, our Parent Company portfolio runoff, streamlining operations of the Parent Company and CapitalSource Bank, adequacy of reserves, our liquidity and capital position, our plans regarding our 7.25% Convertible Debentures, CapitalSource Bank’s ability to maintain sufficient liquidity and ratios under various projected scenarios, the timing and form of deployment of excess capital at the Parent Company, expectations regarding our application to become a bank holding company and converting CapitalSource Bank’s charter to a commercial charter, the performance of our loans, including troubled debt restructurings (“TDRs”), loan yields, the impact of accounting pronouncements, taxes and tax audits and examinations, our unfunded commitments and deposit demands, our delinquent, non-accrual and impaired loans, our SPEs, our intent to file a consolidated income tax return in 2011, and our valuation allowance with respect to, and our realization and utilization of, net deferred tax assets. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions or investment or lending opportunities may result in increased credit losses and delinquencies in our portfolio and impair our ability to consummate transactions on favorable terms; disruptions in economic and credit markets could prevent us from optimizing the amount of leverage we employ and could adversely affect our liquidity position, movements in interest rates and lending spreads may adversely affect our borrowing strategy; we may not be successful in maintaining or growing deposits or deploying capital in favorable lending transactions or originating or acquiring assets in accordance with our strategic plan; competitive and other market pressures could adversely affect loan pricing; reduced demand for our services; declines in asset values; expenses being higher than the income generated by the portfolio; additional capital needed by CapitalSource Bank to meet regulatory requirements; drawdown of unfunded commitments substantially in excess of historical drawings; substantial run off of CapitalSource Bank portfolio; compression of spreads; higher than anticipated increase in operating expenses; the nature, extent, and timing of any governmental actions and reforms; the success and timing of our business strategies; restrictions imposed on us by our regulators or indebtedness, assumptions we made in connection with the various projected scenarios for CapitalSource Bank liquidity could be erroneous, continued or worsening charge offs, reserves and delinquencies may adversely affect our earnings and financial results; changes in tax laws or regulations could adversely affect our business; and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 28, 2011 (“Form 10 -K”), and other documents filed by us with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

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

Overview

References to we, us, the Company or CapitalSource refer to CapitalSource Inc., a Delaware corporation, together with its subsidiaries. References to CapitalSource Bank include its subsidiaries, and references to Parent Company refer to CapitalSource Inc. and its subsidiaries other than CapitalSource Bank. We are a commercial lender which, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services in southern and central California. As of September 30, 2011, we had an outstanding loan principal balance of $5.8 billion.

For the three and nine months ended September 30, 2011 and the three months ended September 30, 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the six months ended June 30, 2010, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment during 2010, and consequently, we have presented the financial condition and results of operations within our Healthcare Net Lease segment as discontinued operations for all periods presented. We have reclassified all comparative period results to reflect our two current reportable segments. For additional information, see Note 19, Segment Data in our consolidated financial statements for the three and nine months ended September 30, 2011.

Through our CapitalSource Bank segment activities, we provide financial products primarily to small and middle market businesses throughout the United States and also offer depository products and services in southern and central California, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by law. As of September 30, 2011, CapitalSource Bank had an outstanding loan principal balance of $4.5 billion and deposits of $4.9 billion.

Through our Other Commercial Finance segment activities, the Parent Company provides financial products primarily to small and middle market businesses. Our activities in the Parent Company consist primarily of satisfying existing loan commitments made prior to CapitalSource Bank’s formation and receiving payments on our existing loan portfolio. As of September 30, 2011, the Parent Company had an outstanding loan principal balance of $1.3 billion.

Current Developments

During 2011, we have continued to simplify and strengthen our business by growing CapitalSource Bank and reducing the relative size of our Parent Company within our overall enterprise. During the three months ended September 30, 2011, we increased the profitability of CapitalSource Bank, continued to originate new loans in CapitalSource Bank through our broad lending platform, maintained generally stable credit performance, and redeemed significant amounts of Parent Company indebtedness. During the three months ended September 30, 2011, we reduced the Parent Company’s outstanding recourse indebtedness by $643.0 million, resulting in Parent Company outstanding recourse indebtedness of $613.4 million as of September 30, 2011, representing decreases of $643.0 million and $633.3 million from June 30, 2011 and December 31, 2010, respectively.

In addition to growing assets and increasing profitability at CapitalSource Bank, our current strategy is to have our remaining Parent Company assets run off over time, streamline operations of CapitalSource Bank and the Parent Company to the extent permitted by applicable regulation, reduce expenses, and return excess Parent Company capital to our shareholders through a combination of stock repurchases and/or increased or special dividends or distributions. We intend to regularly assess alternatives for implementing our strategy and may consider accelerated dispositions of Parent Company assets and prepayments of debt and alternative uses of Parent Company capital, including contributions to CapitalSource Bank, if attractive opportunities become available. Subject to economic and market conditions, among other factors, we could pursue any of these alternatives either separately or in combination with one another, or we may not pursue any of them. There is no assurance as to the approach we will employ to achieve these objectives or whether we will be successful.

In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to two years. In July 2011 and September 2011, our Board of Directors authorized the repurchase of an additional $35.0 million and $200.0 million, respectively, of our common stock pursuant to the Stock Repurchase Program. We repurchased 49.9 million shares of our common stock at an aggregate price of $308.6 million during the nine months ended September 30, 2011. The total repurchase capacity available under the Stock Repurchase Program as of September 30, 2011 was approximately $66.5 million. In October 2011, our Board of Directors authorized the repurchase of an additional $200.0 million of our common stock pursuant to the Stock Repurchase Program. All shares repurchased under this plan were retired upon settlement. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The form, amount and timing of any repurchases or other return of Parent Company capital will depend on market conditions and other factors and will be subject to applicable legal, contractual and regulatory constraints, and may be suspended or discontinued at any time.

Consistent with our efforts to streamline the organization and recognizing that the majority of our assets are in CapitalSource Bank, we recently announced changes to the executive structure of the consolidated organization. Steven A. Museles, currently Co-Chief Executive Officer of the Parent Company, and Donald F. Cole, currently Chief Financial Officer of the Parent Company, each will resign from his position at December 31, 2011. Mr. Museles will provide consulting services to the Company, and he will continue as a member of our Board of Directors until our next annual meeting of shareholders. John A. Bogler, currently Chief Financial Officer of CapitalSource Bank, will remain in that role and will succeed Mr. Cole as Chief Financial Officer of the Parent Company effective January 1, 2012. The Company also appointed Laird M. Boulden to serve as the Parent Company’s President effective as of October 26, 2011, and as the Chief Lending Officer of CapitalSource Bank effective as of January 1, 2012. As of January 1, 2012, the Company’s headquarters will be located in Los Angeles, California.

Our longer term strategy remains to convert CapitalSource Bank’s charter from an industrial bank charter to a commercial bank charter, likely by having the Parent Company apply to become a bank holding company under the Bank Holding Company Act of 1956.

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

Interest Expense. Interest expense is the amount paid on deposits and borrowings, including the amortization of deferred financing fees and debt discounts. Interest expense includes borrowing costs associated with credit facilities, term debt, convertible debt, subordinated debt, Federal Home Loan Bank of San Francisco (“FHLB SF”) borrowings and interest paid to depositors. Our 2014 Senior Secured Notes, convertible debt and certain series of our subordinated debt bear a fixed rate of interest. Deferred financing fees, debt discounts and the costs of issuing debt, such as commitment fees and legal fees, are amortized over the estimated life of the borrowing. Loan prepayments that trigger mandatory or optional debt repayments and repurchases may materially affect interest expense on our term debt since in the period of prepayment the amortization of deferred financing fees and debt acquisition costs is accelerated.

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

We have a valuation allowance related to a substantial portion of our net deferred tax assets based on our determination that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of September 30, 2011 and December 31, 2010, the total valuation allowance was $474.4 million and $413.8 million, respectively. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets of $40.4 million as of September 30, 2011 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

Operating Results for the Three and Nine Months Ended September 30, 2011

As further described below, the most significant factors influencing our consolidated results of operations for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010 were:

•	Losses on extinguishment of debt;

•	Decreased provision for loan losses;

•	Decreased balance of our loan portfolio;

•	Deconsolidation of the 2006-A term debt securitization (the “2006-A Trust”);

•	Decreased balance of Parent Company indebtedness;

•	Changes in lending and borrowing spreads; and

•	Gains on our investments.

Our consolidated operating results for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
	($ in thousands)
Interest income	$121,476	$153,130	(21)	$391,053	$489,264	(20)
Interest expense	34,488	57,908	40	127,047	183,666	31
Provision for loan losses	35,118	38,771	9	81,450	282,973	71
Operating expenses	52,561	54,767	4	162,144	171,563	5
Other (expense) income	(91,301)	40,750	(324)	(64,240)	(16,331)	(293)
Net (loss) income from continuing operations before income taxes	(91,992)	42,434	(317)	(43,828)	(165,269)	73
Income tax (benefit) expense	(11,280)	(35,668)	(68)	17,131	(18,836)	(191)
Net (loss) income from continuing operations	(80,712)	78,102	(203)	(60,959)	(146,433)	58
Net income from discontinued operations, net of taxes	—	—	N/A	—	9,489	(100)
Gain from sale of discontinued operations, net of taxes	—	—	N/A	—	21,696	(100)
Net (loss) income	(80,712)	78,102	(203)	(60,959)	(115,248)	47
Net loss attributable to noncontrolling interests	—	(83)	(100)	—	(83)	(100)
Net (loss) income attributable to CapitalSource Inc.	(80,712)	78,185	(203)	(60,959)	(115,165)	47

Our consolidated yields on interest-earning assets and the costs of interest-bearing liabilities for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011			2010
	Weighted Average Balance	Net Interest Income	Average Yield/ Cost	Weighted Average Balance	Net Interest Income	Average Yield/ Cost
	($ in thousands)
Total interest-earning assets(1)	$8,314,338	$391,053	6.29%	$10,071,659	$489,264	6.49%
Total interest-bearing liabilities(2)	6,832,710	127,047	2.49	8,339,492	183,666	2.94

Net interest spread		$264,006	3.80%		$305,598	3.55%

Net interest margin			4.25%			4.06%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, marketable securities, loans, the “A” Participation Interest and investments in debt securities.
(2)	Interest-bearing liabilities include deposits, credit facilities, term debt, convertible debt, subordinated debt and other borrowings.

Operating Expenses

Consolidated operating expenses decreased to $52.6 million for the three months ended September 30, 2011 from $54.8 million for the three months ended September 30, 2010. The decrease was primarily due to a $3.0 million decrease in professional fees and a $1.7 million decrease in other administrative expenses, partially offset by a $2.5 million increase in compensation and benefits.

Consolidated operating expenses decreased to $162.1 million for the nine months ended September 30, 2011 from $171.6 million for the nine months ended September 30, 2010. The decrease was primarily due to a $4.0 million decrease in other administrative expenses, a $3.7 million decrease in professional fees and a $1.6 million decrease in compensation and benefits.

Income Taxes

Consolidated income tax benefit decreased to $11.3 million for the three months ended September 30, 2011 from $35.7 million for the three months ended September 30, 2010. The benefit for the three months ended September 30, 2011 was primarily the result of a decrease in the valuation allowance related to the deferred tax assets of CapitalSource Bank.

Consolidated income tax expense for the nine months ended September 30, 2011 was $17.1 million, compared to an income tax benefit of $18.8 million for the nine months ended September 30, 2010. The income tax expense was primarily the result of the re-establishment of a valuation allowance related to CapitalSource Bank pursuant to our plan to reconsolidate in 2011 and state income taxes incurred by CapitalSource Bank during the nine months ended September 30, 2011.

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

CapitalSource Bank Segment

Operating results for CapitalSource Bank segment for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)
Interest income	$92,173	$86,212	7	$274,467	$246,592	11
Interest expense	15,982	16,024	—	46,804	49,756	6
Provision for loan losses	13,725	14,552	6	23,636	107,350	78
Operating expenses	33,664	28,597	(18)	99,199	82,180	(21)
Other income	12,933	7,148	81	18,898	22,374	(16)
Income tax expense (benefit)	16,513	(2,707)	(710)	38,448	(5,226)	(836)
Net income	25,222	36,894	(32)	85,278	34,906	144

Interest Income

Three months ended September 30, 2011 and 2010

Total interest income increased to $92.2 million for the three months ended September 30, 2011 from $86.2 million for the three months ended September 30, 2010, with an average yield on interest-earning assets of 5.97% for the three months ended September 30, 2011 compared to 6.10% for the three months ended September 30, 2010. During the three months ended September 30, 2011 and 2010, interest income on loans was $79.3 million and $69.8 million, respectively, yielding 7.51% and 7.80% on average loan balances of $4.2 billion and $3.6 billion, respectively. During the three months ended September 30, 2011 and 2010, $2.9 million and $7.9 million, respectively, of interest income was not recognized for loans on non-accrual status, which negatively impacted the yield on loans by 0.27% and 0.88%, respectively.

During the three months ended September 30, 2011 and 2010, interest income from our investments, including available-for-sale and held-to-maturity securities, was $12.5 million and $14.4 million, respectively, yielding 3.14% and 3.41% on average balances of $1.6 billion and $1.7 billion, respectively. During the three months ended September 30, 2011, we purchased $143.8 million of investment securities, available-for-sale, while $100.4 million and $35.9 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the three months ended September 30, 2010, we purchased $327.9 million and $9.7 million of investment securities, available-for-sale and held-to-maturity, respectively, while $282.7 million and $10.6 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.

During each of the three months ended September 30, 2011 and 2010, interest income on cash and cash equivalents was $0.3 million, yielding 0.38% and 0.40% on average balances of $325.1 million and $273.2 million, respectively.

The “A” Participation Interest, representing our share of a pool of commercial real estate loans and related assets, was paid off during the fourth quarter of 2010. Interest income on the “A” Participation Interest was $1.7 million during the three months ended September 30, 2010, yielding 8.07% on an average balance of $83.2 million. The “A” Participation Interest was purchased at a discount which was accreted into income using the interest method. During the three months ended September 30, 2010, we accreted $1.3 million of discount into interest income on loans in our consolidated statements of operations.

Nine months ended September 30, 2011 and 2010

Total interest income increased to $274.5 million for the nine months ended September 30, 2011 from $246.6 million for the nine months ended September 30, 2010, with an average yield on interest-earning assets of 6.19% for the nine months ended September 30, 2011, compared to 5.91% for the nine months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, interest income on loans was $234.7 million and $188.4 million, respectively, yielding 7.89% and 7.66% on average loan balances of $4.0 billion and $3.3 billion, respectively. During the nine months ended September 30, 2011 and 2010, $12.4 million and $23.2 million, respectively, of interest income was not recognized for loans on non-accrual, which negatively impacted the yield on loans by 0.42% and 0.94%, respectively.

During the nine months ended September 30, 2011 and 2010, interest income from our investments, including available-for-sale and held-to-maturity securities, was $38.8 million and $44.1 million, respectively, yielding 3.29% and 3.72% on an average balance of $1.6 billion in each period. During the nine months ended September 30, 2011, we purchased $591.9 million of investment securities, available-for-sale while $573.1 million and $90.6 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the nine months ended September 30, 2010, we purchased $1.3 billion and $9.7 million of investment securities, available-for-sale and held-to-maturity, respectively, while $673.2 million and $56.8 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.

During the nine months ended September 30, 2011 and 2010, interest income on cash and cash equivalents was $0.9 million and $1.1 million, respectively, yielding 0.35% and 0.34% on average balances of $348.9 million and $429.2 million, respectively.

Interest income on the “A” Participation Interest was $12.9 million during the nine months ended September 30, 2010, yielding 6.86% on an average balance of $252.2 million. During the nine months ended September 30, 2010, we accreted $9.5 million of discount into interest income on loans in our consolidated statements of operations.

Interest Expense

Three months ended September 30, 2011 and 2010

Total interest expense remained flat at $16.0 million for the three months ended September 30, 2011 and 2010. Our average balances of interest-bearing liabilities, which consist of deposits and FHLB SF borrowings, increased to $5.3 billion for the three months ended September 30, 2011 from $4.9 billion for the three months ended September 30, 2010. As a result, our average cost of interest-bearing liabilities decreased to 1.19% for the three months ended September 30, 2011 from 1.30% for the three months ended September 30, 2010.

Our interest expense on deposits for the three months ended September 30, 2011 and 2010 was $13.4 million and $14.5 million, respectively, with an average cost of deposits of 1.10% and 1.26%, respectively, on average balances of $4.8 billion and $4.6 billion, respectively. During the three months ended September 30, 2011, $766.2 million of our time deposits with a weighted average interest rate of 1.01% matured, and $900.3 million of new and renewed time deposits were issued at a weighted average interest rate of 0.89%. During the three months ended September 30, 2010, $780.2 million of our time deposits matured with a weighted average interest rate of 1.08%, and $872.5 million of new and renewed time deposits were issued at a weighted average interest rate of 0.99%. Additionally, during the three months ended September 30, 2011, the weighted average interest rate of our liquid account deposits, which consist of savings and money market accounts, declined from 0.84% as of June 30, 2011 to 0.75% as of September 30, 2011.

During the three months ended September 30, 2011, our interest expense on FHLB SF borrowings was $2.6 million with an average cost of 2.01% on an average balance of $506.4 million. During the three months ended September 30, 2011, there were $1.4 billion in advances taken and $1.4 billion of maturities, including short-term advances and maturities of $1.3 billion. The short-term advances were used primarily for funding of loans. During the three months ended September 30, 2010, our interest expense on borrowings was $1.5 million with an average cost of 1.93% on an average balance of $315.2 million. During the three months ended September 30, 2010, there were $175.0 million in advances taken and $140.0 million of maturities, and there were no short-term advances and maturities.

Nine months ended September 30, 2011 and 2010

Total interest expense decreased to $46.8 million for the nine months ended September 30, 2011 from $49.8 million for the nine months ended September 30, 2010. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities, which was 1.21% and 1.38%, during the nine months ended September 30, 2011 and 2010, respectively. Our average balances of interest-bearing liabilities were $5.2 billion and $4.8 billion during the nine months ended September 30, 2011 and 2010, respectively.

Our interest expense on deposits for the nine months ended September 30, 2011 and 2010 was $40.2 million and $46.1 million, respectively, with an average cost of deposits of 1.13% and 1.35%, respectively, on average balances of $4.7 billion and $4.6 billion, respectively. During the nine months ended September 30, 2011, $2.8 billion of our time deposits matured with a weighted average interest rate of 1.06%, and $3.1 billion of new time deposits were issued at a weighted average interest rate of 0.94%. During the nine months ended September 30, 2010, $3.5 billion of our time deposits matured with a weighted average interest rate of 1.50%, and $3.5 billion of new time deposits were issued at a weighted average interest rate of 1.16%. Additionally, during the nine months ended September 30, 2011, the weighted average interest rate of our liquid account deposits, which consist of savings and money market accounts, decreased from 0.83% at the beginning of the year to 0.75% at the end of the quarter.

During the nine months ended September 30, 2011, our interest expense on FHLB SF borrowings was $6.6 million with an average cost of 2.02% on an average balance of $435.9 million. During the nine months ended September 30, 2011, there were $1.7 billion in advances taken and $1.6 billion of maturities, including short-term advances and maturities of $1.5 billion. During the nine months ended September 30, 2010, our interest expense on borrowings was $3.6 million with an average cost of 1.89% on an average balance of $256.3 million. During the nine months ended September 30, 2010, there were $315.0 million of advances taken and $215.0 million of maturities, including $60.0 million of short-term advances and maturities.

Net Interest Margin

Three months ended September 30, 2011 and 2010

The yields of interest earning assets and the costs of interest-bearing liabilities in this segment for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011			2010
	Weighted Average Balance	Net Interest Income	Average Yield/ Cost	Weighted Average Balance	Net Interest Income	Average Yield/ Cost
	($ in thousands)
Total interest-earning assets(1)	$6,123,923	$92,173	5.97%	$5,603,442	$86,212	6.10%
Total interest-bearing liabilities(2)	5,340,354	15,982	1.19	4,894,955	16,024	1.30

Net interest spread		$76,191	4.78%		$70,188	4.80%

Net interest margin			4.94%			4.97%

(1)	Interest-earning assets include cash and cash equivalents, investments, the commercial real estate “A” Participation Interest and loans.
(2)	Interest-bearing liabilities include deposits and borrowings.

The yields of interest earning assets and the costs of interest-bearing liabilities in this segment for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011			2010
	Weighted Average Balance	Net Interest Income	Average Yield/ Cost	Weighted Average Balance	Net Interest Income	Average Yield/ Cost
	($ in thousands)
Total interest-earning assets(1)	$5,925,633	274,467	6.19%	$5,574,073	$246,592	5.91%
Total interest-bearing liabilities(2)	5,185,108	46,804	1.21	4,835,988	49,756	1.38

Net interest spread		$227,663	4.98%		$196,836	4.53%

Net interest margin			5.14%			4.72%

(1)	Interest-earning assets include cash and cash equivalents, investments, the commercial real estate “A” Participation Interest and loans.
(2)	Interest-bearing liabilities include deposits and borrowings.

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

Operating Expenses

Three months ended September 30, 2011 and 2010

Operating expenses increased to $33.7 million for the three months ended September 30, 2011 from $28.6 million for the three months ended September 30, 2010. The increase was primarily due to a $2.5 million increase in compensation and benefits, a $1.5 million increase in loan referral and other fees due to an increase in new loans funded by CapitalSource Bank and a $1.3 million increase in professional fees.

CapitalSource Bank relies on the Parent Company to refer loans and to provide loan origination due diligence services. For these services CapitalSource Bank pays the Parent Company fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. CapitalSource Bank also pays the Parent Company to perform certain underwriting and other services. These fees are eliminated in consolidation. The fees are included in other operating expenses and were $11.2 million and $9.7 million for the three months ended September 30, 2011 and 2010, respectively.

Nine months ended September 30, 2011 and 2010

Operating expenses increased to $99.2 million for the nine months ended September 30, 2011 from $82.2 million for the nine months ended September 30, 2010. The increase was primarily due to a $13.3 million increase in loan referral and other fees due to an increase in new loans funded by CapitalSource Bank, and a $4.0 million increase in compensation and benefits. Fees paid by CapitalSource Bank to the Parent Company for loan referrals, loan due diligence services and certain underwriting services were $38.0 million and $24.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Other Income

CapitalSource Bank services loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on the number of loans or other assets serviced. Loans being serviced by CapitalSource Bank for the benefit of others were $2.8 billion and $4.7 billion as of September 30, 2011 and December 31, 2010, respectively, of which $1.3 billion and $2.5 billion were owned by the Parent Company.

Three months ended September 30, 2011 and 2010

Other income increased to $12.9 million for the three months ended September 30, 2011 from $7.1 million for the three months ended September 30, 2010 primarily due to $4.2 million in gains on sales of loans and $1.6 million in sales of investments compared to no such gains during the three months ended September 30, 2010, and a $1.3 million increase in gains on derivatives. These factors were partially offset by a $1.4 million increase in net expense of real estate owned and other foreclosed assets.

Nine months ended September 30, 2011 and 2010

Other income decreased to $18.9 million for the nine months ended September 30, 2011 from $22.4 million for the nine months ended September 30, 2010 primarily due to a $10.2 million increase in net expense of real estate owned and other foreclosed assets and a $4.5 million loss on the sale of unfunded commitments during the nine months ended September 30, 2011. In addition, loan servicing fees paid by the Parent Company to CapitalSource Bank decreased by $2.1 million as a result of the sale of our direct real estate investments during 2010 and a decrease in the Parent Company’s loan portfolio. These factors were partially offset by $4.1 million increase in gains on sales of loans, realized gains of $2.8 million on sales of investments during the nine months ended September 30, 2011, as compared to no such gains during the nine months ended September 30, 2010, an increase in borrower loan and servicing fees of $2.8 million, a $1.4 million increase in foreign currency exchange losses and a $1.1 million provision reversal of our allowance for unfunded commitments.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)
Interest income	$28,653	$69,745	(59)	$116,968	$249,411	(53)
Interest expense	18,506	41,884	56	80,243	133,910	40
Provision for loan losses	21,393	24,219	12	57,814	175,623	67
Operating expenses	36,201	40,795	11	119,203	131,694	9
Other (expense) income	(87,089)	47,962	(282)	(29,984)	3,294	(1,010)
Income tax benefit	(27,793)	(32,961)	(16)	(21,317)	(13,610)	57
Net (loss) income	(106,743)	43,770	(344)	(148,959)	(174,912)	15

Interest Income

Three months ended September 30, 2011 and 2010

Interest income decreased to $28.7 million for the three months ended September 30, 2011 from $69.7 million for the three months ended September 30, 2010, primarily due to a decrease in average total interest-earning assets. During the three months ended September 30, 2011, our average balance of interest-earning assets decreased by $1.4 billion, or 41.7%, compared to the three months ended September 30, 2010, due to the runoff of Parent Company loans. During the three months ended September 30, 2011, yield on average interest-earning assets decreased to 5.67% from 8.05% for the three months ended September 30, 2010.

Nine months ended September 30, 2011 and 2010

Interest income decreased to $117.0 million for the nine months ended September 30, 2011 from $249.4 million for the nine months ended September 30, 2010, primarily due to a decrease in average total interest-earning assets. During the nine months ended September 30, 2011, our average balance of interest-earning assets decreased by $2.1 billion, or 47.2%, compared to the nine months ended September 30, 2010, due to the deconsolidation of the 2006-A Trust during 2010 and the runoff of Parent Company loans. During the nine months ended September 30, 2011, yield on average interest-earning assets decreased to 6.56% from 7.38% for the nine months ended September 30, 2010.

Interest Expense

Three months ended September 30, 2011 and 2010

Interest expense decreased to $18.5 million for the three months ended September 30, 2011 from $41.9 million for the three months ended September 30, 2010 primarily due to a decrease in average interest-bearing liabilities of $1.2 billion, or 49.2%, primarily due to the reduction of the outstanding balances on our credit facilities and other term debt. Our cost of borrowings decreased to 5.70% for the three months ended September 30, 2011 from 6.55% for the three months ended September 30, 2010, as a result of lower expenses following the termination of our credit facilities and certain convertible debt.

Nine months ended September 30, 2011 and 2010

The decrease in interest expense to $80.2 million for the nine months ended September 30, 2011 from $133.9 million for the nine months ended September 30, 2010 was primarily due to a decrease in average interest-bearing liabilities of $1.9 billion, or 53.0%, primarily due to the impact of the deconsolidation of the 2006-A Trust in July 2010 and the reduction of the outstanding balances on our credit facilities and other term debt. Our cost of borrowings increased to 6.51% for the three months ended September 30, 2011 from 5.11% for the three months ended September 30, 2010, as a result of the termination of certain of our credit facilities, the deconsolidation of the 2006-A Trust and decreases in our remaining securitization balances, which generally had lower borrowing costs than the remaining outstanding borrowings.

Net Interest Margin

Three months ended September 30, 2011 and 2010

Net interest margin was 2.01% for the three months ended September 30, 2011, a decrease of 1.20% from 3.21% for the three months ended September 30, 2010. Net interest spread was (0.03%) for the three months ended September 30, 2011, a decrease of 1.53% from 1.50% for the three months ended September 30, 2010. The decreases in net interest margin and net interest spread were primarily due to the decrease in our average yield on interest-earning assets, partially offset by a decrease in our cost of borrowings.

The yields of interest earning assets and the costs of interest-bearing liabilities in this segment for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011			2010
	Weighted Average Balance	Net Interest Income	Average Yield/ Cost	Weighted Average Balance	Net Interest Income	Average Yield/ Cost
	($ in thousands)
Total interest-earning assets(1)	$2,003,654	$28,653	5.67%	$3,438,987	$69,745	8.05%
Total interest-bearing liabilities(2)	1,288,807	18,506	5.70	2,535,383	41,884	6.55

Net interest spread		$10,147	(0.03)%		$27,861	1.50%

Net interest margin			2.01%			3.21%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, loans and investments.

(2)	Interest-bearing liabilities include secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Nine months ended September 30, 2011 and 2010

Net interest margin was 2.06% for the nine months ended September 30, 2011, a decrease of 1.36% from 3.42% for the nine months ended September 30, 2010. Net interest spread was 0.05% for the nine months ended September 30, 2011, a decrease of 2.22% from 2.27% for the nine months ended September 30, 2010. The decreases in net interest margin and net interest spread were primarily due to the decrease in our yield on average interest-earning assets and the increase in our cost of borrowings.

The yields of interest-earning assets and the costs of interest-bearing liabilities in this segment for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011			2010
	Weighted Average Balance	Net Interest Income	Average Yield/ Cost	Weighted Average Balance	Net Interest Income	Average Yield/ Cost
	($ in thousands)
Total interest-earning assets(1)	$2,385,213	$116,968	6.56%	$4,520,528	$249,411	7.38%
Total interest-bearing liabilities(2)	1,647,602	80,243	6.51	3,503,504	133,910	5.11

Net interest spread		$36,725	0.05%		$115,501	2.27%

Net interest margin			2.06%			3.42%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, loans and investments in debt securities.

(2)	Interest-bearing liabilities include secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

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

Operating Expenses

Three months ended September 30, 2011 and 2010

Operating expenses decreased to $36.2 million for the three months ended September 30, 2011 from $40.8 million for the three months ended September 30, 2010, primarily due to a $4.3 million decrease in professional fees. Operating expenses as a percentage of average total assets increased to 5.69% for the three months ended September 30, 2011 from 4.06% for the three months ended September 30, 2010 due to the decrease in total assets as a result of the runoff of Parent Company loans.

Nine months ended September 30, 2011 and 2010

Operating expenses decreased to $119.2 million for the nine months ended September 30, 2011 from $131.7 million for the nine months ended September 30, 2010, primarily due to a $4.9 million decrease in professional fees, a $4.7 million decrease in administrative expenses and a $3.0 million decrease in compensation and benefits. Operating expenses as a percentage of average total assets increased to 5.36% for the nine months ended September 30, 2011 from 3.57% for the nine months ended September 30, 2010 due to the decrease in total assets as a result of the deconsolidation of the 2006-A Trust and the runoff of Parent Company loans.

Other Income (Expense)

Three months ended September 30, 2011 and 2010

Other expense was $87.1 million for the three months ended September 30, 2011 compared to other income of $48.0 million for the three months ended September 30, 2010. This change was primarily due to $113.7 million in losses on extinguishment of debt, including a $111.1 million loss related to the repurchase of $298.1 million of our $12.75% Senior Secured Notes and a $2.6 million loss related to the repurchase of $75.1 million of our 7.5% Convertible Debentures during the three months ended September 30, 2011, and a $16.7 million gain on the deconsolidation of the 2006-A Trust during the three months ended September 30, 2010.

Nine months ended September 30, 2011 and 2010

Other expense was $30.0 million for the nine months ended September 30, 2011 compared to other income of $3.3 million for the nine months ended September 30, 2010. This change was primarily due to losses on extinguishment of debt, a non-recurring gain on deconsolidation of the 2006-A Trust during 2010 and a decrease in gains on investments, partially offset by a decrease in net expense of real estate owned and other foreclosed assets, as described below.

During the nine months ended September 30, 2011, we incurred $113.7 million in losses on extinguishment of debt, including a $111.1 million loss related to the repurchase of $298.1 million of our $12.75% Senior Secured Notes and a $2.6 million loss related to the repurchase of our 7.5% Convertible Debentures during the nine months ended September 30, 2011, compared to $1.1 million in gains on extinguishment of debt during the nine months ended September 30, 2010.

Net expense of real estate owned and other foreclosed assets decreased to $22.4 million for the nine months ended September 30, 2011 from $91.0 million for the nine months ended September 30, 2010, primarily due to a $30.2 million decrease in the provision for loans acquired through foreclosure, a $15.5 million decrease in unrealized losses on real estate owned, and a $12.9 million decrease in impairment losses on real estate owned.

Gains on investments, net increased to $48.5 million for the nine months ended September 30, 2011 from $46.3 million for the nine months ended September 30, 2010, primarily due to an $11.8 million increase in realized gains on sales of investments, which was partially offset by an $11.1 million decrease in dividend income, and a $2.7 million decrease in unrealized losses on investments.

Other expense for the nine months ended September 30, 2010 was positively impacted by a $16.7 million increase in gains on loans held for sale and a $16.0 million increase in intercompany servicing fees, which are included in other income, net, and a $4.8 million decrease in loss on derivatives, partially offset by $16.7 million non-recurring gain on the deconsolidation of the 2006-A Trust during the nine months ended September 30, 2010.

Financial Condition

CapitalSource Bank Segment

As of September 30, 2011 and December 31, 2010, the CapitalSource Bank segment included:

	September 30, 2011	December 31, 2010
	($ in thousands)
Assets:
Cash and cash equivalents (1)	$247,114	$377,054
Investment securities, available-for-sale	1,434,094	1,510,384
Investment securities, held-to-maturity	102,651	184,473
Loans (2)	4,536,197	3,848,511
FHLB SF stock	19,140	19,370

Total	$6,339,196	$5,939,792

Liabilities:
Deposits	$4,885,831	$4,621,273
FHLB SF borrowings	540,000	412,000

Total	$5,425,831	$5,033,273

(1)	As of September 30, 2011 and December 31, 2010, the amounts include restricted cash of $2.2 million and $23.5 million, respectively.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our consolidated financial statements for the three and nine months ended September 30, 2011.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consists of discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank (“FHLB”) and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), asset-backed securities, residential mortgage-backed securities rated AAA issued by non-government-agencies (“Non-agency MBS”), corporate debt securities and U.S. Treasury and agency securities. As of September 30, 2011, CapitalSource Bank had pledged a significant portion of its investment securities, available-for-sale, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) and the Federal Reserve Bank (“FRB”) as a source of borrowing capacity. For additional information, see Note 6, Investments, in our consolidated financial statements for the three and nine months ended September 30, 2011.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity, consists of AAA-rated commercial mortgage-backed securities. For additional information on our investment securities, held-to-maturity, see Note 6, Investments, in our accompanying consolidated financial statements for the three and nine months ended September 30, 2011.

Loan Portfolio Composition

The CapitalSource Bank loan balances reflected in the portfolio statistics below include loans held for sale of $29.7 million and $14.2 million as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	September 30, 2011		December 31, 2010
	($ in thousands)
Commercial	$2,361,610	52%	$2,029,407	53%
Real estate	2,166,055	47	1,634,062	42
Real estate — construction	8,532	1	185,042	5

Total (1)	$4,536,197	100%	$3,848,511	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of September 30, 2011, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$306,607	$1,552,730	$502,273	$2,361,610
Real estate	114,026	988,983	1,063,046	2,166,055
Real estate — construction	—	—	8,532	8,532

Total loans (1)	$420,633	$2,541,713	$1,573,851	$4,536,197

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of September 30, 2011, approximately 78% of the CapitalSource Bank accruing adjustable rate portfolio comprised loans that were subject to an interest rate floor and were accruing interest. Due to low market interest rates as of September 30, 2011, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 0.94% as of September 30, 2011. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of September 30, 2011, the composition of CapitalSource Bank loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
	Commercial	Real Estate	Real Estate - Construction	Total	Percentage
	($ in thousands)
1-Month LIBOR	$803,518	$895,540	$—	$1,699,058	37%
2-Month LIBOR	10,177	—	—	10,177	1
3-Month LIBOR	560,226	9,067	—	569,293	12
6-Month LIBOR	42,550	86,033	—	128,583	3
Prime	479,814	110,400	8,532	598,746	13
Other	71,674	48,526	—	120,200	3

Total adjustable rate loans	1,967,959	1,149,566	8,532	3,126,057	69
Fixed rate loans	365,770	936,798	—	1,302,568	29
Loans on non-accrual status	27,881	79,691	—	107,572	2

Total loans (1)	$2,361,610	$2,166,055	$8,532	$4,536,197	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

FHLB SF Stock

Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2011.

Deposits

As of September 30, 2011 and December 31, 2010, a summary of CapitalSource Bank’s deposits by product type and the maturities of the certificates of deposit were as follows:

	September 30, 2011		December 31, 2010
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$244,636	0.72%	$236,811	0.78%
Savings	842,162	0.76	694,157	0.84
Certificates of deposit	3,799,033	1.18	3,690,305	1.27

Total interest-bearing deposits	$4,885,831	1.08	$4,621,273	1.18

	September 30, 2011
	Balance	Weighted Average Rate
	($ in thousands)
Remaining maturity of certificates of deposit:
0 to 3 months	$993,646	1.01%
4 to 6 months	1,178,923	1.12
7 to 9 months	517,912	1.17
10 to 12 months	558,570	1.22
Greater than 12 months	549,982	1.58

Total certificates of deposit	$3,799,033	1.18

FHLB SF Borrowings

FHLB SF borrowings increased to $540.0 million as of September 30, 2011 from $412.0 million as of December 31, 2010. These borrowings were used primarily for interest rate risk management and short-term funding purposes. The weighted-average remaining maturities of the borrowings were approximately 3.2 years and 2.3 years as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

	September 30, 2011
	Balance	Weighted Average Rate
	($ in thousands)
Less than 1 year	$108,000	1.26%
After 1 year through 2 years	33,000	1.60
After 2 years through 3 years	80,000	1.54
After 3 years through 4 years	75,000	2.19
After 4 years through 5 years	199,000	2.07
After 5 years	45,000	2.68

Total	$540,000	1.87%

Other Commercial Finance Segment

As of September 30, 2011 and December 31, 2010, the Other Commercial Finance segment included:

	September 30, 2011	December 31, 2010
	($ in thousands)
Assets:
Investment securities, available-for-sale	$23,332	$12,527
Loans (1)	1,287,230	2,509,699
Other investments(2)	57,880	71,877

Total	$1,368,442	$2,594,103

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

(2)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

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

Loan Portfolio Composition

The Other Commercial Finance loan balances reflected in the portfolio statistics below include loans held for sale of $3.1 million and $191.1 million as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	September 30, 2011		December 31, 2010
	($ in thousands)
Commercial	$1,084,637	84%	$2,209,064	88%
Real estate	136,571	11	192,096	8
Real estate — construction	66,022	5	108,539	4

Total (1)	$1,287,230	100%	$2,509,699	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of September 30, 2011, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$250,457	$823,431	$10,749	$1,084,637
Real estate	42,423	86,778	7,370	136,571
Real estate — construction	66,022	—	—	66,022

Total (1)	$358,902	$910,209	$18,119	$1,287,230

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of September 30, 2011, approximately 76% of the accruing adjustable rate loan portfolio comprised loans that were subject to an interest rate floor and were accruing interest. Due to low market interest rates as of September 30, 2011, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 1.4% as of September 30, 2011. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of September 30, 2011, the composition of Other Commercial Finance loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
	Commercial	Real Estate	Real Estate - Construction	Total	Percentage
	($ in thousands)
1-Month LIBOR	$357,381	$72,125	$—	$429,506	33%
2-Month LIBOR	33,683	—	—	33,683	3
3-Month LIBOR	167,311	10,179	—	177,490	13
6-Month LIBOR	600	—	—	600	1
1-Month EURIBOR	31,978	—	—	31,978	2
Prime	343,337	6,238	—	349,575	27
Other	1,599	—	—	1,599	1

Total adjustable rate loans	935,889	88,542	—	1,024,431	80
Fixed rate loans	27,607	9,949	—	37,556	3
Loans on non-accrual status	121,141	38,080	66,022	225,243	17

Total loans (1)	$1,084,637	$136,571	$66,022	$1,287,230	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan losses. Includes lower of cost or fair value adjustments on loans held for sale.

Credit Quality and Allowance for Loan Losses

Consolidated

The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Non-accrual loans
Commercial	$149,022	$366,417
Real estate	117,771	131,758
Real estate – construction	66,022	200,611

Total loans on non-accrual	$332,815	$698,786

Accruing loans contractually past-due 90 days or more
Commercial	$1,213	$3,244
Real estate	—	6,238
Real estate – construction	—	39,806

Total accruing loans contractually past-due 90 days or more	$1,213	$49,288

Troubled debt restructurings(1)
Commercial	$112,990	$118,988
Real estate	41,837	35,689

Total troubled debt restructurings	$154,827	$154,677

Total non-performing loans
Commercial	$263,225	$488,649
Real estate	159,608	173,685
Real estate – construction	66,022	240,417

Total non-performing loans	$488,855	$902,751

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

Potential problem loans are loans that are not considered non-performing loans, as disclosed above, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Such defaults could eventually result in the loans being reclassified as non-performing loans. As of December 31, 2010, we had $83.0 million in potential problem loans, primarily related to an impaired loan that was restructured during the first quarter of 2011. As of September 30, 2011, we had $11.6 million in potential problem loans, primarily related to five loans for which we have determined that it is probable that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.

Of our non-accrual loans, $6.8 million were 30-89 days delinquent and $144.7 million were over 90 days delinquent as of September 30, 2011, and $22.4 million were 30-89 days delinquent and $270.5 million were over 90 days delinquent as of December 31, 2010. Accruing loans 30-89 days delinquent were $8.9 million and $5.4 million as of September 30, 2011 and December 31, 2010, respectively.

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

Additionally, our risk rating policies require that the assignment of a risk rating should consider whether the capitalization of interest may be masking other performance related issues. The adequacy of the interest reserve generally is evaluated each time a risk rating conclusion is required or rendered with particular attention paid to the underlying value of the collateral and its ongoing support of the transaction. Obtaining updated third-party valuations is considered when significant negative variances to expected performance exist. Generally, our policy on updating appraisals is to obtain current appraisals subsequent to the impairment date if there are significant changes to the underlying assumptions from the most recent appraisal. Some factors that could cause significant changes include the passage of more than twelve months since the time of the last appraisal; the volatility of the local market; the availability of financing; the number of competing properties; new improvements to, or lack of maintenance of, the subject property or competing surrounding properties; a change in zoning; environmental contamination; or failure of the project to meet material assumptions of the original appraisal. We generally consider appraisals to be current if they are dated within the past twelve months. However, we may obtain an updated appraisal on a more frequent basis if in our determination there are significant changes to the underlying assumptions from the most recent appraisal. As of September 30, 2011, $69.1 million of our collateral dependent loans had an appraisal older than twelve months. The fair value of the collateral for these loans was determined through inputs outside of appraisals, including actual and comparable sales transactions, broker price opinions and other relevant data.

Five of the 15 loans that comprise our real estate construction portfolio as of September 30, 2011 have been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans, work-out efforts that were best achieved via a restructuring or discounted payoff.

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

Interest income recognized on the real estate construction loan portfolio was $0.7 million and $3.4 million for the three and nine months ended September 30, 2011, respectively, and $2.8 million and $17.7 million for the three and nine months ended September 30, 2010, respectively. Cumulative capitalized interest on real estate construction loans in our portfolio as of September 30, 2011 and December 31, 2010 was $10.1 million and $86.4 million, respectively. As of September 30, 2011 and December 31, 2010, $66.0 million, or 88.6%, and $240.4 million, or 81.9%, respectively, of the total real estate construction loan portfolio was non-performing.

The decrease in the non-performing loan balance from December 31, 2010 to September 30, 2011 is primarily due to payoffs, charge offs, sales, and foreclosures on those loans, and a decrease in the number of loans that became non-performing during 2011.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Balance as of beginning of period	$199,138	$578,633	$329,122	$586,696
Charge offs:
Commercial	(15,715)	(24,770)	(132,612)	(82,525)
Real estate	(8,485)	(17,809)	(46,245)	(95,985)
Real estate – construction	(3,114)	(17,282)	(28,387)	(118,153)

Total charge offs	(27,314)	(59,861)	(207,244)	(296,663)
Recoveries:
Commercial	1,198	253	4,656	497
Real estate	280	22	11,693	75
Real estate – construction	—	—	1,105	6

Total recoveries	1,478	275	17,454	578

Net charge offs	(25,836)	(59,586)	(189,790)	(296,085)
Charge offs upon transfer to held for sale	(68)	(26,042)	(12,430)	(41,808)
Deconsolidation of 2006-A Trust		(138,134)		(138,134)
Provision for loan losses:
General	(2,356)	(20,172)	(71,231)	(63,816)
Specific	37,474	58,943	152,681	346,789

Total provision for loan losses	35,118	38,771	81,450	282,973

Balance as of end of period	$208,352	$393,642	$208,352	$393,642

Allowance for loan losses ratio	3.58%	5.94%	3.58%	5.94%

Provision for loan losses as a percentage of total loans outstanding (annualized)	2.39%	2.32%	1.87%	5.71%

Net charge offs as a percentage of average loans outstanding (annualized)	1.86%	4.95%	4.67%	5.91%

Our allowance for loan losses decreased by $120.7 million to $208.4 million as of September 30, 2011 from $329.1 million as of December 31, 2010. This decrease consisted of a $71.2 million decrease in general reserves and a $49.5 million decrease in specific reserves on impaired loans as further described below. Our provision for loan losses decreased by $3.7 million and $201.5 million for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding periods in 2010. Given the nature of the factors driving the change in provision for loan losses during the three and nine months ended September 30, 2011, provision levels recognized during the three and nine months ended September 30, 2011 should not be considered indicative of provision levels in the future.

The decrease in the general reserves was primarily due to a shift in the loan mix reflecting a decrease in non-impaired loans in categories with the greatest historical loss experience, lowered estimated losses to reflect that an increased percentage of our non-impaired loan portfolio has been originated in recent years where the credit outcome is expected to be more favorable, and a reduction in the amount of unpaid principal balance of non-impaired loans due to loan payoffs, principal payments and loan sales. As of September 30, 2011, the unpaid principal balance of non-impaired loans had decreased to $5.3 billion and the general reserves allocated to that portfolio had decreased to $178.9 million, representing an effective reserve percentage of 3.4%. As of December 31, 2010, the unpaid principal balance of non-impaired loans was $5.4 billion and the general reserves allocated to that portfolio were $250.2 million, representing an effective reserve percentage of 4.6%. The lower effective reserve percentage reflects the lower historical losses generally experienced by the non-impaired loans remaining in our portfolio as of September 30, 2011.

The decrease in specific reserves for the nine months ended September 30, 2011 was related to new specific reserves of $152.7 million, which were offset by recoveries of $17.5 million and net charge offs of $202.2 million taken during the period. The carrying values of our impaired loans reflect incurred losses that are inherent in our loan portfolio.

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

We employ a formal quarterly process to both identify impaired loans and record appropriate specific reserves based on available collateral and other borrower-specific information. As of September 30, 2011, the unpaid principal balance of impaired loans was $461.8 million with a specific allowance attributable to that portfolio of $29.4 million. Additionally, as of September 30, 2011, $167.6 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of September 30, 2011 of $197.0 million represented an expected total loss of 29.6% of the legal balance of $664.6 million (the September 30, 2011 balance plus amounts previously charged off). As of December 31, 2010, the unpaid principal balance of impaired loans was $931.2 million with a specific allowance attributable to that portfolio of $79.0 million. Additionally, as of December 31, 2010, $463.1 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total prior charge offs and specific reserves as of December 31, 2010 of $505.3 million represented an expected total loss of 37.2% of the legal balance of $1.4 billion (the December 31, 2010 balance plus amounts previously charged off). The lower effective total loss percentage was due to impaired loans that had high cumulative charge offs and specific reserves that were resolved during the period.

CapitalSource Bank Segment

The outstanding unpaid principal balances of non-performing loans in the CapitalSource Bank loan portfolio as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Non-accrual loans
Commercial	$27,881	$45,919
Real estate	79,691	70,438
Real estate — construction	—	131,940

Total loans on non-accrual	$107,572	$248,297

Accruing loans contractually past-due 90 days or more
Commercial	$—	$272

Total accruing loans contractually past-due 90 days or more	$—	$272

Troubled debt restructurings (1)
Real estate	$35,599	$35,689

Total troubled debt restructurings	$35,599	$35,689

Total non-performing loans
Commercial	$27,881	$46,191
Real estate	115,290	106,127
Real estate — construction	—	131,940

Total non-performing loans	$143,171	$284,258

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

We had one potential problem loan with an unpaid principal balance of $3.8 million as of September 30, 2011, and one potential problem loan with an unpaid principal balance of $76.2 million as of December 31, 2010.

Of our non-accrual loans, $0.4 million and $3.9 million were 30-89 days delinquent, and $21.9 million and $69.8 million were over 90 days delinquent as of September 30, 2011 and December 31, 2010, respectively. Accruing loans 30-89 days delinquent were $0.2 million and $5.3 million as of September 30, 2011 and December 31, 2010, respectively.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Balance as of beginning of period	$108,592	$164,561	$124,878	$152,508
Charge offs:
Commercial	—	(364)	(1,177)	(4,049)
Real estate	(3,965)	(15,910)	(29,885)	(57,387)
Real estate — construction	—	(8,912)	(11,530)	(44,076)

Total charge offs	(3,965)	(25,186)	(42,592)	(105,512)
Recoveries:
Commercial	75	—	160	—
Real estate	257	—	11,626	—
Real estate — construction	—	—	1,019	—

Total recoveries	332	—	12,805	—

Net charge offs	(3,633)	(25,186)	(29,787)	(105,512)
Charge offs upon transfer to held for sale	—	(22,922)	(43)	(23,341)
Provision for loan losses:
General	1,605	(6,556)	(14,081)	(19,060)
Specific	12,120	21,108	37,717	126,410

Total provision for loan losses	13,725	14,552	23,636	107,350

Balance as of end of period	$118,684	$131,005	$118,684	$131,005

Allowance for loan losses ratio	2.62%	3.53%	2.62%	3.53%

Provision for loan losses as a percentage of total loans outstanding (annualized)	1.20%	1.56%	0.70%	3.87%

Net charge offs as a percentage of average loans outstanding (annualized)	0.34%	5.26%	0.99%	5.12%

Our allowance for loan losses decreased by $6.2 million to $118.7 million as of September 30, 2011 from $124.9 million as of December 31, 2010. This decrease was comprised of a $14.1 million decrease in general reserves and a $7.9 million increase in specific reserves on impaired loans.

The decrease in general reserves was primarily due to a shift in the loan mix reflecting a decrease in non-impaired loans in categories with the greatest historical loss experience, lowered estimated losses to reflect that an increased percentage of our non-impaired loan portfolio has been originated in recent years where the credit outcome is expected to be more favorable, and a reduction in the amount of unpaid principal balance of non-impaired loans due to loan payoffs, principal payments and loan sales. As of September 30, 2011, the unpaid principal balance of non-impaired loans had increased to $4.4 billion and the general reserves allocated to that portfolio were $108.9 million, representing an effective reserve percentage of 2.5%. As of December 31, 2010, the unpaid principal balance of non-impaired loans was $3.5 billion and the general reserves allocated to that portfolio were $123.0 million, representing an effective reserve percentage of 3.5%. The lower effective reserve percentage reflects the lower historical losses generally experienced by the non-impaired loans remaining in our portfolio as of September 30, 2011.

The increase in specific reserves for the nine months ended September 30, 2011 was related to new specific reserves of $37.7 million, which were partially offset by recoveries of $12.8 million and net charge offs of $29.8 million taken during the period. The carrying values of our impaired loans reflect incurred losses that are inherent in our loan portfolio.

Given our loss experience, we consider our higher-risk loans to be commercial real estate loans originated in 2008 and prior. As of September 30, 2011 and December 31, 2010, commercial real estate loans originated in 2008 and prior had an outstanding principal balance of $395.2 million and $802.5 million, respectively. This amount was net of cumulative charge offs taken on these loans of $42.5 million and $31.2 million, respectively, representing net charge-off ratios of 10.8% and 3.9%, respectively.

During the three and nine months ended September 30, 2011, loans with an aggregate carrying value of $17.7 million and $125.3 million, respectively, as of their respective restructuring dates, were involved in TDRs. During the three and nine months ended September 30, 2010, loans with an aggregate carrying value of $145.9 million and $343.3 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $8.6 million as of September 30, 2011. There were no specific reserves allocated to loans that were involved in TDRs as of December 31, 2010.

During 2010, CapitalSource Bank restructured three commercial real estate loans into new loans using an “A note / B note” structure in which the B note component has been fully charged off. The contractual principal balances of these three loans prior to the restructurings totaled $91.6 million. In connection with the restructurings, $8.8 million of debt was forgiven and charged off, and $4.9 million was collected as principal payments, leaving $59.9 million of A notes and $18.2 million of B notes. In March 2011, one of these A / B note arrangements with an aggregate carrying value of $21.1 million as of December 31, 2010 was repaid in full, including the previously charged off B note. As of September 30, 2011, the aggregate carrying value of the remaining two A notes was $35.7 million, and as of December 31, 2010, the aggregate carrying value of the three A notes was $56.5 million. The B notes had no aggregate carrying value as of September 30, 2011 and December 31, 2010. During the three and nine months ended September 30, 2011, the remaining two A notes that were TDRs with an aggregate carrying value of $35.7 million were no longer classified as impaired as they performed in accordance with market-based restructured terms for twelve consecutive months.

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

Other Commercial Finance Segment

The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	($ in thousands)
Non-accrual loans
Commercial	$121,141	$320,498
Real estate	38,080	61,320
Real estate — construction	66,022	68,671

Total loans on non-accrual	$225,243	$450,489

Accruing loans contractually past-due 90 days or more
Commercial	$1,213	$2,972
Real estate	—	6,238
Real estate — construction	—	39,806

Total accruing loans contractually past-due 90 days or more	$1,213	$49,016

Troubled debt restructurings (1)
Commercial	$112,990	$118,988
Real estate	6,238	—

Total troubled debt restructurings	$119,228	$118,988

Total non-performing loans
Commercial	$235,344	$442,458
Real estate	44,318	67,558
Real estate — construction	66,022	108,477

Total non-performing loans	$345,684	$618,493

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

We had $7.8 million potential problem loans as of September 30, 2011. We had $6.8 million such potential problem loans as of December 31, 2010.

Of our non-accrual loans, $6.4 million and $18.5 million were 30-89 days delinquent, and $122.8 million and $200.7 million were over 90 days delinquent as of September 30, 2011 and December 31, 2010, respectively. Accruing loans 30-89 days delinquent were $8.7 million and $0.1 million as of September 30, 2011 and December 31, 2010, respectively.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Balance as of beginning of period	$90,546	$414,072	$204,244	$434,188
Charge offs:
Commercial	(15,715)	(24,406)	(131,435)	(78,476)
Real estate	(4,520)	(1,899)	(16,360)	(38,598)
Real estate — construction	(3,114)	(8,370)	(16,857)	(74,077)

Total charge offs	(23,349)	(34,675)	(164,652)	(191,151)
Recoveries:
Commercial	1,123	253	4,496	497
Real estate	23	22	67	75
Real estate — construction	—	—	86	6

Total recoveries	1,146	275	4,649	578

Net charge offs	(22,203)	(34,400)	(160,003)	(190,573)
Charge offs upon transfer to held for sale	(68)	(3,120)	(12,387)	(18,467)
Deconsolidation of 2006-A term debt securitization		(138,134)		(138,134)
Provision for loan losses:
General	(3,961)	(13,616)	(57,150)	(44,756)
Specific	25,354	37,835	114,964	220,379

Total provision for loan losses	21,393	24,219	57,814	175,623

Balance as of end of period	$89,668	$262,637	$89,668	$262,637

Allowance for loan losses ratio	6.97%	8.99%	6.97%	8.99%

Provision for loan losses as a percentage of total loans outstanding (annualized)	6.59%	3.29%	6.00%	8.04%

Net charge offs as a percentage of average loans outstanding (annualized)	6.90%	4.61%	13.18%	6.53%

Our allowance for loan losses decreased by $114.5 million to $89.7 million as of September 30, 2011 from $204.2 million as of December 31, 2010. This decrease comprised a $57.1 million decrease in general reserves and a $57.4 million decrease in specific reserves on impaired loans as further described below.

The decrease in general reserves was a result of loan payoffs, sales and foreclosures. Our loans in categories with the greatest historical loss experience continue to pay off or be otherwise resolved. As of September 30, 2011, the unpaid principal balance of non-impaired loans had decreased to $933.7 million and the general reserves allocated to that portfolio were $70.0 million, representing an effective reserve percentage of 7.5%. As of December 31, 2010, the unpaid principal balance of non-impaired loans was $1.9 billion and the general reserves allocated to that portfolio were $127.2 million, representing an effective reserve percentage of 6.7%.

The decrease in specific reserves for the nine months ended September 30, 2011 was related to new specific reserves of $115.0 million, which were offset by recoveries of $4.6 million and net charge offs of $172.4 million taken during the period. The carrying values of our impaired loans reflect incurred losses that are inherent in our loan portfolio.

As of September 30, 2011, the majority of our loan portfolio comprised commercial loans. Given our loss experience, we consider our higher-risk loans within our commercial portfolio to be cash flow-based loans related to the media, communications, retail, apparel, restaurant, and other industries. As of September 30, 2011, these higher-risk loans had an aggregate outstanding principal balance of $443.9 million, net of cumulative charge offs taken on these loans of $265.2 million.

During the three and nine months ended September 30, 2011, loans with an aggregate carrying value of $29.4 million and $145.3 million, respectively, as of their respective restructuring dates, were involved in TDRs. During the three and nine months ended September 30, 2010, loans with an aggregate carrying value of $132.5 million and $497.0 million, respectively, as of their respective restructuring dates, were involved in TDRs. Additionally, loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $13.3 million and $35.5 million as of September 30, 2011 and December 31, 2010, respectively.

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

As of September 30, 2011, we had $1.4 billion of unfunded commitments to extend credit, of which $874.4 million were commitments of CapitalSource Bank and $489.9 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion to future fundings by us, and our clients may draw on these unfunded commitments at any time. We forecast adequate liquidity to fund the expected borrower draws under these commitments. To the extent there are unfunded commitments with respect to a loan that is owned partially by CapitalSource Bank and the Parent Company, unless our client is in default, CapitalSource Bank is obligated in some cases, pursuant to intercompany agreements, to fund its portion of the unfunded commitment before the Parent Company is required to fund its portion. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace.

Unless otherwise specified, the figures presented in the following paragraphs are based on current forecasts and take into account activity since September 30, 2011. The information contained in this section should be read in conjunction with, and is subject to and qualified by the information set forth in our Risk Factors and the Cautionary Note Regarding Forward Looking Statements in our Form 10-K.

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

CapitalSource Bank’s primary uses of liquidity include: funding new and existing loans, purchasing investment securities, funding net deposit outflows, paying operating expenses, payment of income taxes pursuant to our intercompany tax sharing arrangement and potentially the payment of dividends. CapitalSource Bank operates in accordance with the conditions imposed and contractual agreements entered in connection with regulatory approvals obtained upon its formation, including requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well- capitalized” under relevant banking regulations. In addition, we have a policy to maintain 7.5% of CapitalSource Bank’s assets in unencumbered cash, cash equivalents and investments. In accordance with regulatory guidance, we have identified, modeled and planned for the financial, capital and liquidity impact of various events and scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, a material increase in loan funding obligations, a material increase in credit costs or any combination of these events. We anticipate that CapitalSource Bank would be able to maintain sufficient liquidity and ratios in excess of its required minimum ratios in these events and scenarios.

For information on CapitalSource Bank’s primary sources of liquidity, see Note 8, Deposits and Note 10, Borrowings, in our consolidated financial statements for the three months ended September 30, 2011 and in our audited consolidated financial statements in our Form 10-K for the year ended December 31, 2010.

Parent Company Liquidity

The Parent Company’s need for liquidity is based on our intention to run off over time the balance of our existing loan portfolio and other assets held in the Parent Company. The Parent Company’s primary sources of liquidity include cash and cash equivalents, income tax payments from CapitalSource Bank pursuant to our intercompany tax sharing arrangement, principal and interest payments, asset sales, loan sourcing fees from CapitalSource Bank for loan originations, and potentially dividends from CapitalSource Bank. The Parent Company also has access to secondary sources of liquidity including bank borrowings and the issuance of debt securities and the issuance of additional shares of equity.

The Parent Company’s primary uses of liquidity include interest and principal payments on our existing debt, operating expenses, share repurchases pursuant to our Stock Repurchase Program, any dividends that we may pay, and the funding of unfunded commitments. The Parent Company is required to repurchase its 7.25% Convertible Debentures in cash at the option of the noteholders on July 15, 2012. As of September 30, 2011, the outstanding principal balance on the 7.25% Convertible Debentures was $174.9 million.

During the three months ended September 30, 2011, we repurchased the outstanding 3.5% and 4.0% Convertible Debentures for an aggregate repurchase price of $280.5 million; $75.1 million of the outstanding principal balance of the 7.25% Convertible Debentures for $77.3 million; and $298.1 million of our 12.75% Senior Secured Notes for $376.4 million. As a result of these activities, liquidity was significantly lower at September 30, 2011 than June 30, 2011. The current level of liquidity is adequate to meet our expected needs for the next 12 months.

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of September 30, 2011, there were no amounts outstanding under this facility.

The Parent Company is subject to financial and non-financial covenants under our indebtedness. If we were to default under our indebtedness by violating these covenants or otherwise, our investors’ remedies would include the ability to, among other things, transfer servicing to another servicer, foreclose on collateral, and/or accelerate payment of all amounts payable under such indebtedness.

In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to two years. In July 2011 and September 2011, our Board of Directors authorized the repurchase of an additional $35.0 million and $200.0 million, respectively, of our common stock pursuant to the Stock Repurchase Program. We repurchased 49.9 million shares of our common stock at an aggregate price of $308.6 million during the nine months ended September 30, 2011. The total repurchase capacity available under the Stock Repurchase Program as of September 30, 2011 was approximately $66.5 million. In October 2011, our Board of Directors authorized the repurchase of an additional $200.0 million of our common stock pursuant to the Stock Repurchase Program. All shares repurchased under this plan were retired upon settlement.

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

Commitments, Guarantees & Contingencies

As of September 30, 2011 and December 31, 2010, we had unfunded commitments to extend credit to our clients of $1.4 billion and $1.9 billion, respectively. Additional information on these contingencies is included in Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2010, included in our Form 10-K, and Liquidity and Capital Resources — Parent Company Liquidity herein.

We have non-cancelable operating leases for office space and office equipment, which expire over the next 14 years and contain provisions for certain annual rental escalations. For additional information, see Note 19, Commitments and Contingencies, in our audited consolidated financial statements in our Form 10-K for the year ended December 31, 2010.

We provide standby letters of credit in conjunction with several of our lending arrangements and under certain of our property leases. For additional information, see Note 16, Commitments and Contingencies, in our accompanying consolidated financial statements for the three and nine months ended September 30, 2011.

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

During the years ended December 31, 2010 and 2009, we sold all of our direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights; however, no such notification has been received to date. As of September 30, 2011, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

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

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of September 30, 2011, the single largest industry concentration was real estate—rental and leasing, which made up approximately 19% of our loan portfolio. As of September 30, 2011, taken in the aggregate, non-healthcare real estate loans, which was our largest loan concentration, made up approximately 30% of our loan portfolio. As of September 30, 2011, the largest geographical concentration was California, which made up approximately 16% of our loan portfolio.

Selected information pertaining to our largest credit relationships as of September 30, 2011 was as follows:

Loan Balance	% of Total Portfolio	Loan Type	Industry	Amount of Loan(s) at Origination	Loan Commitment	Performing	Allowance for Loan Losses	Underlying Collateral (1)	Date of Last Collateral Appraisal	Amount of Last Appraisal
($ in thousands)
$209,540	3.6%	Commercial and Real Estate - Construction	Accommodation and Food Services and Finance and Insurance	$173,663	$244,829	Partial (2)	$—	Timeshare receivables	n/a	n/a(2)
190,412	3.3	Real Estate	Accommodation and Food Services	5,006	194,314	Yes	—	Portfolio of vacation properties	Various ranging from December 2006 to May 2011	$534,270(3)
92,344	1.6	Real Estate	Health Care and Social Assistance	400,000	92,344	Yes	—	Nursing Care Facilities	May 2010	$458,500(4)

$492,296	8.5%			$578,669	$531,487

(1)	Represents the primary collateral supporting the loan. In certain cases, there may be additional types of collateral.

(2)	The collateral that secures our loan balance of $209.5 million as of September 30, 2011 primarily consists of timeshare receivables and timeshare real estate that had a total value of $708.7 million as of September 30, 2011. Total senior debt, including our loan balance, secured by the collateral was $295.8 million as of September 30, 2011. This credit relationship includes multiple loans, one of which, with a balance of $37.3 million, is non-performing.

(3)	Total senior debt, including our loan balance, was $262.7 million as of September 30, 2011.

(4)	Total senior debt, including our loan balance, was $365.2 million as of September 30, 2011.

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

There were 129 credit relationships in the non-performing portfolio as of September 30, 2011, and our largest non-performing credit relationship totaled $53.6 million and comprised 11.0% of our total non-performing loans.

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

A summary of concessions granted by loan type, including the accrual status of the loans as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011			December 31, 2010
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total
	($ in thousands)
Commercial
Interest rate and fee reduction	$—	$—	$—	$24,185	$—	$24,185
Maturity extension	37,798	74,176	111,974	104,872	79,481	184,353
Payment deferral	12,544	8,965	21,509	18,235	4,189	22,424
Multiple concessions	40,244	30,083	70,327	57,912	35,121	93,033

	90,586	113,224	203,810	205,204	118,791	323,995
Real estate
Interest rate and fee reduction	2,068	—	2,068	1,880	—	1,880
Maturity extension	1,024	41,896	42,920	25,910	35,471	61,381
Payment deferral	53,427	—	53,427	—	—	—
Multiple concessions	1,232	—	1,232	—	—	—

	57,751	41,896	99,647	27,790	35,471	63,261
Real estate - construction
Maturity extension	22,310	—	22,310	153,982	—	153,982
Multiple concessions	—	—	—	13,875	—	13,875

	22,310	—	22,310	167,857	—	167,857

Total	$170,647	$155,120	$325,767	$400,851	$154,262	$555,113

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

Losses incurred on TDRs since their initial restructuring by concession and loan type for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Commercial
Interest rate and fee reduction	$—	$2,506	$18,728	$7,326
Maturity extension	733	3,496	9,444	18,543
Payment deferral	2,230	10	9,606	478
Multiple concessions	214	11,073	33,051	15,759

	3,177	17,085	70,829	42,106
Real estate
Interest rate and fee reduction	—	—	9	—
Maturity extension	29	4,478	428	8,729
Payment Deferral	—	—	11,162	—
Multiple concessions	—	—	—	8,743

	29	4,478	11,599	17,472
Real estate — construction
Maturity extension	4,541	1,163	19,159	6,252
Multiple concessions	—	4,562	—	4,562

	4,541	5,725	19,159	10,814

Total	$7,747	$27,288	$101,587	$70,392

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three and nine months ended September 30, 2011, 0.1% and 36.2%, respectively, related to loans for which the initial TDR on the borrower occurred prior to 2008, 7.1% and 77.0%, respectively, related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status as of September 30, 2011. We recognized $0.2 million interest income for the nine months ended September 30, 2011 on the commercial loans that experienced losses during this period. We did not recognize any such interest income for the three months ended September 30, 2011.

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three and nine months ended September 30, 2010, 48.6% and 58.5%, respectively, related to loans that had additional modifications subsequent to their initial TDRs, and 99.3% of the additional losses recognized for the nine months ended September 30, 2010 are related to loans that were on non-accrual status as of September 30, 2010. We recognized approximately $0.1 million and $0.7 million of interest income for the three and nine months ended September 30, 2010 on the commercial loans that experienced losses during this period.

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

Interest Rate Risk Management

Interest rate risk in our normal course of business refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. The majority of our loan portfolio bears interest at a spread to the LIBOR rate or a prime-based rate with most of the remainder bearing interest at a fixed rate. The majority of our deposits are fixed rate, but with short term maturities. We also have fixed rate debt including convertible debt, senior secured notes, and FHLB borrowings. We attempt to mitigate our exposure to the earnings impact of the interest rate changes by engaging in hedging activities as discussed below. For additional information, see Note 17, Derivative Instruments, in our consolidated financial statements for the three and nine months ended September 30, 2011.

The estimated changes in net interest income for a 12-month period based on changes in the interest rates applied to the combined portfolios of our segments as of September 30, 2011, were as follows ($ in thousands):

Rate Change
(Basis Points)
+ 200	$38,389
+ 100	13,606
– 100	(9,079)
– 200	(9,820)

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

As of September 30, 2011, approximately 55% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest. Of the loans with interest rate floors and accruing interest, approximately 95% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of September 30, 2011 were as follows:

	Amount Outstanding	Percentage of Total Portfolio
	($ in thousands)
Loans with contractual interest rates:
Below the interest rate floor	$3,034,761	52%
Exceeding the interest rate floor	82,393	1
At the interest rate floor	92,304	2
Loans with interest rate floors on non-accrual	202,618	4
Loans with no interest rate floor	2,411,351	41

Total	$5,823,427	100%

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

CapitalSource Bank completed its initial three-year de novo period in July 2011. The conditions contained in the FDIC Order granting deposit insurance that prohibit the payment of dividends by CapitalSource Bank, require certain reporting by the Parent Company (some of which are required under other laws and regulations) and impose limitations on organizational changes and intercompany contractual arrangements ceased to apply after July 2011. The rest of the conditions contained in the Order effectively remain in place pursuant to the continued existence of the contractual agreements between the Parent Company, CapitalSource Bank and the FDIC until such time as we apply for and are granted relief by the FDIC from the requirements of these agreements. Among these remaining conditions is the requirement that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15% to be supported by the Parent Company. Notwithstanding the termination of any of the conditions, CapitalSource Bank remains subject to bank safety and soundness requirements as well as to various regulatory capital requirements established by federal and state regulatory agencies, including any new conditions that our regulators may determine.

CapitalSource Bank also is required to file, and has filed, a revised business plan for years four to seven of an expanded de novo period, with the plan covering the time period from July 1, 2011 through June 30, 2015. During this time period, CapitalSource Bank may be subject to increased supervision than would otherwise not be applicable to a bank that has been in existence longer than three years, including enhanced FDIC supervision for compliance examinations and Community Reinvestment Act evaluations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for additional information on our derivatives, see Note 17, Derivative Instruments, in our consolidated financial statements for the three and nine months ended September 30, 2011, and Note 22, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2010 included in our Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. There have been no changes in our internal control over financial reporting during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2011 was as follows:

	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans (2)
July 1 — July 31, 2011	57,708	$6.40	—	—
August 1 — August 31, 2011	21,750,800	5.90	21,750,800	—
September 1 — September 30, 2011	25,284,801	6.43	25,281,100	—

Total	47,093,309	6.18	47,031,900	$84,402,960

(1)	Includes the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)	In December 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock over a period of up to two years, and during the three months ended September 30, 2011, our Board of Directors authorized the repurchase of an additional $235.0 million (for an aggregate of $385.0 million) of our common stock during such period (in the aggregate, the “Stock Repurchase Program”). In September 2011, we repurchased 28,137,900 shares of our common stock under the Stock Repurchase Program at an average price of $6.41 per share for a total purchase price of $180.4 million. Of these purchases, purchases of 2,856,800 shares at an average price of $6.27 per share were settled in October 2011, which, for accounting purposes, were recorded in September 2011. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

ITEM 5.    OTHER INFORMATION

On October 28, 2011, CapitalSource Bank filed its Consolidated Reports of Condition and Income for A Bank With Domestic Offices Only — FFIEC 041, for the quarter ended September 30, 2011 (the “Call Report”) with the Federal Deposit Insurance Corporation (“FDIC”).

ITEM 6.    EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: November 1, 2011	/s/ STEVEN A. MUSELES
Steven A. Museles Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2011	/s/ JAMES J. PIECZYNSKI
James J. Pieczynski Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2011	/s/ DONALD F. COLE
Donald F. Cole Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2011	/s/ BRYAN D. SMITH
Bryan D. Smith Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No	Description
3.1	Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008) (incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2	Amended and Restated Bylaws (composite version; reflects all amendments through February 16, 2011)(incorporated by reference to exhibit 3.1 to the Form 8-K filed by CapitalSource on February 18, 2011).
10.1	Employment Agreement dated October 26, 2011 between CapitalSource Inc., CapitalSource Bank and John A. Bogler.†*
10.2	Employment Agreement dated October 26, 2011 between CapitalSource Inc., CapitalSource Bank and Laird M. Boulden.†*
10.3	Amended and Restated Employment Agreement dated October 26, 2011 between CapitalSource Bank and Bryan M. Corsini †*
10.4	Separation Agreement dated October 26, 2011 between CapitalSource Inc. and Donald F. Cole.†*
10.5	Separation Agreement dated October 26, 2011 between CapitalSource Inc. and Steven A. Museles. †*
10.6	Consulting Agreement dated October 26, 2011 between CapitalSource Inc. and Steven A. Museles. †*
12.1	Ratio of Earnings to Fixed Charges.†
31.1.1	Rule 13a — 14(a) Certification of Chairman of the Board and Co-Chief Executive Officer.†
31.1.2	Rule 13a — 14(a) Certification of Chairman of the Board and Co-Chief Executive Officer.†
31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.†
32	Section 1350 certifications.†
99.1	CapitalSource Bank’s Consolidated Reports of Condition and Income For A Bank with Domestic Office only-FFIEC 041, for the quarter ended September 30, 2011.†
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Label Linkbase Document†
101.PRE	XBRL Taxonomy Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Definition Document†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.