Form 10-K
period 2011-12-31
CAPITALSOURCE INC
filed 2012-02-28
CIK 1241199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No. 1-31753

CapitalSource Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2206895
(State of Incorporation)	(I.R.S. Employer Identification No.)

633 West 5th Street, 33rd Floor

Los Angeles, CA 90071

(Address of Principal Executive Offices, Including Zip Code)

(213) 443-7700

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

☑ Large accelerated filer		☐ Accelerated filer

☐ Non-accelerated filer	(Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2011 was $2,009,367,468.

As of February 23, 2012, the number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding was 245,992,021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CapitalSource Inc.’s Proxy Statement for the 2012 annual meeting of shareholders, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including the footnotes to our audited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about our deposit base and capital ratios, our intention to originate loans at and grow CapitalSource Bank, Parent Company portfolio runoff, return of excess capital to our shareholders, expansion of our lending platform, expected payments on securitized loans related to the maturities of the term debt securitizations, our liquidity and capital position, our plans regarding the 7.25% Convertible Debentures, CapitalSource Bank’s capitalization and accessing of financing, expected prepayment speeds of and our intention to hold our investment securities, economic and market conditions for our business, our intent to file a consolidated income tax return for 2011, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) on our operations, the impact of accounting pronouncements, taxes and tax audits and examinations, our unfunded commitments, and our valuation allowance with respect to, and our realization and utilization of, net deferred tax assets, net operating loss carryforwards and built-in losses. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions or investment or lending opportunities; movements in interest rates and lending spreads may adversely affect our borrowing strategy and rate of growth; operating under the Dodd-Frank regulatory regime could be more costly and restrictive than expected; we may not be successful in maintaining or growing deposits or deploying capital in favorable lending transactions or originating or acquiring assets in accordance with our strategic plan; competitive and other market pressures including a significant decline in market interest spreads could adversely affect loan pricing; our borrowers’ inability to repay loans; declines in asset values; reduced demand for our services; our inability to sustain earnings; our inability to grow deposits and access wholesale funding sources; drawdown of unfunded commitments substantially in excess of historical drawings; lower than anticipated liquidity; anticipated synergies expected from moving Parent Company employees to CapitalSource Bank may not be achieved; lower than expected Parent Company’s recurring tax basis income; lower than expected taxable income at CapitalSource Bank; the nature, extent, and timing of any governmental and regulatory actions and reforms; the success and timing of other business strategies and asset sales; continued or worsening charge offs, reserves and delinquencies may adversely affect our earnings and financial results; changes in tax laws or regulations could adversely affect our business; hedging activities may result in reported losses not offset by gains reported in our audited consolidated financial statements; and other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-K and documents filed by us with the Securities and Exchange Commission (the “SEC”). All forward-looking statements included in this Form 10-K are based on information available at the time the statement is made.

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

We are a commercial lender that provides financial products to small and middle market businesses nationwide and provides depository products and services to consumers in southern and central California, primarily through our wholly owned subsidiary, CapitalSource Bank. As of December 31, 2011, we had an outstanding loan principal balance of $5.9 billion. In 2008, the Company diversified its funding sources by first receiving a California Industrial Bank charter from the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”) and subsequently launching CapitalSource Bank as a de novo bank in July 2008. Through the success of our banking platform, we have continued to transition to a bank business model. As of December 31, 2011, the assets of CapitalSource Bank were $6.8 billion and had grown to 82% of total Company assets.

Our corporate headquarters is located in Los Angeles, California, and we have 21 retail bank branches located in southern and central California. Our loan origination efforts are conducted nationwide with key offices located in Chevy Chase, Maryland, Los Angeles, Denver, Chicago, Boston, New York and Atlanta. We also maintain a number of smaller lending offices throughout the country.

Our Strategic Objectives

As part of the transformation to a bank model, we have been liquidating Parent Company assets, reducing Parent Company debt, using excess capital to repurchase stock, simplifying our consolidated operations and focusing our strategic growth initiatives entirely on CapitalSource Bank.

In addition to growing assets and increasing profitability at CapitalSource Bank, our current strategy is to run off our remaining Parent Company assets over time. We intend to regularly assess alternatives for implementing our strategy and may consider accelerated disposition of Parent Company assets and prepayments of convertible debt and alternative uses of Parent Company capital, including contributions to CapitalSource Bank, if attractive opportunities become available.

During the year ended December 31, 2011, we repurchased our outstanding 3.5% and 4.0% Convertible Debentures for an aggregate repurchase price of $280.5 million, made open market purchases of $221.0 million of the outstanding principal balance of $250.0 million of our 7.25% Convertible Debentures and redeemed $300.0 million of our 12.75% Senior Secured Notes. As a result of these activities, we reduced the Parent Company’s outstanding recourse indebtedness by $781.5 million, or 63%, resulting in Parent Company outstanding recourse indebtedness of $465.1 million as of December 31, 2011. We intend to redeem the remaining 7.25% Convertible Debentures in or before July 2012, and, at that time, the remaining Parent Company debt will consist of non-recourse securitization debt and low cost, variable rate Trust Preferred Securities with maturity dates beginning in 2035. The non-recourse securitization debt and Trust Preferred Securities had outstanding balances of $309.4 million and $436.2 million, respectively, as of December 31, 2011.

As the Parent Company assets are repaid, the Company intends to return excess capital to shareholders via a combination of share buybacks, recurring dividends and/or special dividends. As part of our strategy, we repurchased 70.2 million shares of our common stock during 2011, or 22% of the shares that were outstanding at the start of 2011. We intend to continue to return excess Parent Company capital to shareholders in 2012.

Our broader business strategy focuses on developing and growing our banking operations. As of December 31, 2011, CapitalSource Bank had $6.8 billion of assets. We offer a broad range of specialized senior secured, commercial loan products to small and middle-market businesses, and we offer our loan products on a nationwide basis, despite the regional nature of our deposit base. With a low cost deposit gathering platform based in southern and central California, we believe our business model is well positioned to deliver a broad range of customized financial solutions to borrowers. With a risk-based capital ratio of 17.43% as of December 31, 2011, coupled with expected earnings at CapitalSource Bank.

In 2011, we added approximately $2.6 billion of loans, an increase of 35% over our 2010 production volume resulting in net loan growth of 34%. Since the formation of the Bank, we have launched or acquired four lending platforms – equipment finance, small business, professional practice and multi-family lending. It is our intention to continue to seek lending platforms and experienced individuals who will further augment our specialized businesses.

For the years ended December 31, 2011 and 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the year ended December 31, 2009, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and residential mortgage investment activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment and consequently, we have presented the financial condition and results of operations within our Healthcare Net Lease segment as discontinued operations for all periods presented. We have reclassified all comparative period results to reflect our two current reportable segments. For additional information, see Note 24, Segment Data, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

Loan Products and Service Offerings

Senior Secured Loans

We make senior secured, asset-based, real estate and cash flow loans, which have a first priority lien in the collateral securing the loan. Asset-based loans are collateralized by specified assets of the client, generally its accounts receivable, inventory and/or machinery. Real estate loans are secured by senior mortgages on real property. We make cash flow loans based on our assessment of a client’s ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. Our cash flow loans are generally secured by a security interest in all or substantially all of a client’s assets.

Our lending activities are primarily focused on the following sectors:

•	Equipment leasing and finance: equipment loans and leases collateralized by the specific equipment financed;

•	Healthcare: real estate, asset-based and cash flow loans to healthcare providers;

•	Commercial real estate: mortgage loans on a variety of commercial property types;

•	Multi-family real estate: mortgage loans on multifamily properties;

•	Lender finance: loans secured by timeshare, auto and other consumer receivables;

•	Security: asset-based and cash flow loans to companies in the physical security, government security, and public safety sectors;

•

Technology: loans to technology companies that provide critical product or service offerings, including wireless communication tower owner/operators, information technology hosting providers and managed service providers;

•	Small business: loans guaranteed in part by the Small Business Administration (“SBA”) to small businesses; and

•	Professional practices: business loans primarily to dentists, physicians, pharmacists and optometrists.

Depository Products and Services

Through CapitalSource Bank’s 21 branches in southern and central California, we provide savings and money market accounts, individual retirement accounts and certificates of deposit. These products are insured up to the maximum amounts permitted by the FDIC. As an industrial bank, we are not permitted to offer demand account deposit products.

Financing

We depend on depository and external financing sources to fund our operations. We employ a variety of financing arrangements, including deposits, term debt, subordinated debt and equity. As a member of the Federal Home Loan Bank of San Francisco (“FHLB SF”), one of 12 regional banks in the Federal Home Loan Bank (“FHLB”) system, CapitalSource Bank had financing availability with the FHLB SF as of December 31, 2011 equal to 35% of CapitalSource Bank’s total assets.

Competition

Our markets are competitive and characterized by varying competitive factors. We compete with a large number of financial services companies, including:

•	commercial banks and thrifts;

•	specialty and commercial finance companies;

•	private investment funds;

•	insurance companies; and

•	investment banks.

Some of our competitors have substantial market positions. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of our competitors also have access to a lower cost of capital or a less expensive source of funds. We believe we compete based on:

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

Although the Parent Company is not directly regulated or supervised by the DFI, the FDIC, the Federal Reserve Board (“FRB”) or any other federal or state bank regulatory authority either as a bank holding company or otherwise, the Parent Company gave the FDIC authority pursuant to a contractual supervisory agreement (the “Parent Company Agreement”) to examine the Parent Company, the relationship and transactions between it and CapitalSource Bank and the effect of such relationship and transactions on CapitalSource Bank. The Parent Company also is subject to regulation by other applicable federal and state agencies, such as the Securities and Exchange Commission. We are required to file periodic reports with these regulators and provide any additional information that they may require.

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

CapitalSource Bank completed its initial three-year de novo period in July 2011. The conditions contained in the FDIC Order granting deposit insurance that prohibited the payment of dividends by CapitalSource Bank, required certain reporting by the Parent Company (some of which is required under other laws and regulations) and imposed limitations on organizational changes and intercompany contractual arrangements ceased to apply after July 2011. Certain conditions contained in the FDIC Order remain in place pursuant to the continued existence of the Parent Company Agreement and the Capital Maintenance and Liquidity Agreement (the “CMLA”) until such time as we apply for and are granted relief by the FDIC from the requirements of these agreements. Among the remaining conditions is the requirement that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15% and also maintain all other capital ratios of well-capitalized banks, to be supported by the Parent Company. Notwithstanding the termination of any of the conditions, CapitalSource Bank remains subject to bank safety and soundness requirements as well as to various regulatory capital requirements established by federal and state regulatory agencies, including any new conditions that our regulators may determine.

In 2011, CapitalSource Bank filed a revised business plan for years four to seven pursuant to guidance issued by the FDIC for de novo institutions, with the plan covering the time period from July 1, 2011 through December 31, 2015. During this time period, CapitalSource Bank may be subject to increased supervision that would otherwise not be applicable to a bank that has been in existence longer than three years, including enhanced FDIC supervision for compliance examinations and Community Reinvestment Act evaluations.

The DFI and the FDIC conduct periodic examinations to evaluate CapitalSource Bank’s safety and soundness and compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the regulators or Congress, could have a material adverse impact on our operations.

Pursuant to the Parent Company Agreement, the Parent Company has consented to examination by the FDIC for purposes of monitoring compliance with the laws and regulations applicable to CapitalSource Bank and its affiliates. The Parent Company and CapitalSource Bank also are parties to the CMLA with the FDIC providing that, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain CapitalSource Bank’s total risk-based capital ratio at all times to meet or exceed the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of the CMLA, the Parent Company has provided, and is required to continue to provide, a $150.0 million unsecured revolving credit facility that CapitalSource Bank may draw on at any time it or the FDIC deems necessary.

The FDIC and DFI have enforcement authority over our operations, which includes, among other things, the ability to issue cease-and-desist or removal orders, initiate injunctive actions and, in the case of the FDIC, to assess civil money penalties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with the FDIC or DFI. Except under certain circumstances, public disclosure of final enforcement actions by the FDIC or DFI is required.

In addition, the investment, lending and branching authority of CapitalSource Bank is prescribed by state and federal laws, and CapitalSource Bank is prohibited from engaging in any activities not permitted by these laws.

California law provides that industrial banks are subject to limits on loans to one borrower. In general, a California industrial bank may not make unsecured loans or extensions of credit to a single or related group of borrowers in excess of 15% of the sum of its shareholders’ equity, allowance for loan losses, capital notes and debentures. An additional amount may be lent, equal to 10% of such sum of shareholders’ equity and other amounts, if secured by specified readily marketable collateral. As of December 31, 2011, this limit on loans to one borrower was $171.7 million if unsecured and $286.3 million if secured by readily marketable collateral.

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

The international Basel Committee on Banking Supervision published the final text of Basel III on December 16, 2010, which introduced new minimum capital requirements, two liquidity ratios, a charge for credit value adjustment and a leverage ratio, among other things. The Basel III requirements will be implemented over an extended period of time. This time period will not commence and will have a minimal impact on us until such time as the U.S. banking regulators adopt the Basel III requirements. We will continue to monitor developments relating to Basel III adoption in the U.S. and its potential impact on our operations.

Federal Home Loan Bank System

CapitalSource Bank is a member of the FHLB SF. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available advances and loans to its members. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB

System. As a member, CapitalSource Bank is required to purchase and maintain stock in the FHLB SF. As of December 31, 2011, CapitalSource Bank owned $27.8 million in FHLB SF stock, which was in compliance with this requirement.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), an initiative directed at the financial services industry, was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies, including the SEC, to undertake assessments and rulemaking. A number of the provisions in the Dodd-Frank Act are aimed at financial institutions that are significantly larger than the Parent Company or CapitalSource Bank. Nonetheless, there are provisions with which we will have to comply both as a public company and a financial institution. At this time, it is difficult to predict the full extent to which the Dodd-Frank Act or the resulting regulations will impact our business and operations. As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, we will need to apply adequate resources to ensure that we are in compliance with all applicable provisions. Compliance with these new laws and regulations may result in additional costs and may otherwise adversely impact our results of operations, financial condition or liquidity.

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

On October 7, 2008, the FDIC established a Restoration Plan to return the DIF to its statutorily mandated minimum reserve ratio of 1.15% within five years. In 2009, the Restoration Plan was amended to extend the restoration period to seven years and Congress subsequently amended the statute to allow the FDIC up to eight years to return the DIF reserve ratio to 1.15%, absent extraordinary circumstances. To meet this reserve ratio by the end of 2016, the FDIC amended its Restoration Plan and adopted a uniform 3 basis point increase in the initial assessment rates effective January 1, 2011.

The Dodd-Frank Act establishes a minimum designated reserve ratio (“DRR”) of 1.35% of estimated insured deposits, provides discretion to the FDIC to develop a new assessment base, mandates the FDIC adopt a restoration plan should the fund balance fall below 1.35%, and authorizes payment of dividends to the industry should the fund balance exceed 1.50%. The Dodd-Frank Act requires the DRR to be achieved by September 30, 2020. On February 7, 2011, the FDIC adopted a final rule that revised the assessment base and assessment rate schedule effective April 1, 2011, and, in lieu of dividends, provides for reduced assessment rates once the DRR exceeds 2.00% and again at 2.50%. Assessments generally will be calculated using an insured depository institution’s average assets minus average tangible equity. The initial assessment rates range between 5 basis points for a low risk institution to 35 basis points for a high risk institution, with further rate adjustments for the level of unsecured debt and brokered deposits held by an institution.

A significant increase in FDIC assessment rates would have an adverse effect on the operating expenses and results of operations of CapitalSource Bank. We cannot predict what assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the DFI.

Prompt Corrective Action

The FDIC is are required to take certain supervisory actions against undercapitalized banks, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution is considered to be “undercapitalized” if it has a core capital ratio of less than 4.0% (3.0% or less for institutions with the highest examination rating), a ratio of total capital to risk-weighted assets of less than 8.0%, or a ratio of Tier 1 capital to risk-weighted assets of less than 4.0%. An institution that has a core capital ratio that is less than 3.0%, a total risk-based capital ratio less than 6.0%, and a Tier 1 risk-based capital ratio of less than 3.0% is considered to be “significantly undercapitalized” and an institution that has a tangible capital ratio equal to or less than 2.0% of total assets is deemed to be “critically undercapitalized.” Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.” Regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Inadequate capital is also a basis for action, ultimately including receivership, by the FDIC.

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

To remain in compliance with the conditions imposed by the FDIC, CapitalSource Bank is required to maintain a total risk-based capital ratio of not less than 15% and must at all times be “well-capitalized,” which requires CapitalSource Bank to have minimum total risk-based capital ratio of 15%, Tier 1 risk-based capital ratio of 6% and Tier 1 leverage ratio of 5%. As of December 31, 2011, CapitalSource Bank had Tier-1 leverage, Tier-1 risked-based capital and total risk based capital ratios of 13.61%, 16.17%, and 17.43%, respectively, each in excess of the minimum percentage requirements for “well-capitalized” institutions. For additional information, see Note 18, Bank Regulatory Capital, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

Limitations on Capital Distributions

The authority of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. The Federal Deposit Insurance Corporation Improvement Act prohibits CapitalSource Bank from making capital distributions, including dividends, if, after such transaction, CapitalSource Bank would be undercapitalized.

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank and the bank’s net income for its last three fiscal years (less any distributions to shareholders during this period). If a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with appropriate regulatory approval in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year and the bank’s net income for its current fiscal year.

The federal banking agencies also have the authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

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

Community Reinvestment Act

Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the FDIC, in connection with the examination of CapitalSource Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by CapitalSource Bank. The FDIC may use an unsatisfactory rating as the basis for the denial of an application. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, CapitalSource Bank may be required to devote additional funds for investment and lending in its local community, which comprises southern and central California. CapitalSource Bank received a rating of outstanding from the FDIC on its most recent Community Reinvestment Act evaluation.

Regulatory and Criminal Enforcement Provisions

The FDIC and DFI have primary enforcement responsibility over CapitalSource Bank and have the authority to bring action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. The FDIC has the authority to assess civil money penalties for a wide range of violations, which can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. Federal law also establishes criminal penalties for specific violations.

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

Other Laws and Regulations

We are subject to many other federal statutes and regulations, such as the Equal Credit Opportunity Act, the Truth in Savings Act, the Fair Credit Reporting Act, the Fair Housing Act, the National Flood Insurance Act and various federal and state privacy protection laws. These laws, rules and regulations, among other things, impose licensing obligations, limit the interest rates and fees that can be charged, mandate disclosures and notices to customers, mandate the collection and reporting of certain data regarding customers, regulate marketing practices and require the safeguarding of non-public information of customers. Violations of these laws could subject us to lawsuits and could also result in administrative penalties, including, fines and reimbursements. We are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

•

The impacts of Congressional healthcare reform and budget deficit initiatives may initiate significant reforms and alterations to the United States healthcare system, including potential material changes to the delivery of healthcare services including anticipated shifts to a higher utilization of managed care coverage, and the level of reimbursements paid to providers and the mechanisms for such payments by the government and other third party payors.

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

Employees

As of December 31, 2011, we employed 564 people. We believe that our relations with our employees are good.

Executive Officers

Our executive officers and their ages and positions are as follows:

Name	Age	Position
John K. Delaney(1)	48	Executive Chairman
James J. Pieczynski	49	Chief Executive Officer
Douglas H. (Tad) Lowrey	59	Chief Executive Officer – CapitalSource Bank
Laird M. Boulden	54	President
John A. Bogler	46	Chief Financial Officer
Bryan D. Smith	41	Senior Vice President and Chief Accounting Officer
Bryan M. Corsini	50	Executive Vice President and Chief Administrative Officer – CapitalSource Bank
Christopher A. Scardelletti	42	Executive Vice President and Chief Credit Officer – CapitalSource Bank

(1)	Mr. Delaney is currently on a leave of absence from his role as Executive Chairman.

Biographies for our executive officers are as follows:

John K. Delaney, 48, a founder of the Company, has served as our Executive Chairman since January 2010, as a director and Chairman of our Board since our inception in 2000, and as our Chief Executive Officer from our inception in 2000 until January 2010. Mr. Delaney received his undergraduate degree from Columbia University and his juris doctor degree from Georgetown University Law Center.

James J. Pieczynski, 49, has served as Chief Executive Officer and as President of CapitalSource Bank since January 2012 and as a director since January 2010. Mr. Pieczynski previously served as Co-Chief Executive Officer from January 2010 through December 2011, our President – Healthcare Real Estate Business from November 2008 until January 2010, our Co-President – Healthcare and Specialty Finance from January 2006 until November 2008, Managing Director – Healthcare Real Estate Group from February 2005 through December 2005, and Director – Long Term Care from November 2001 through January 2005. Mr. Pieczynski served on the board of directors and audit committee of Florida East Coast Industries Inc. from June 2004 until June 2006. Mr. Pieczynski received his undergraduate degree from the University of Illinois, Urbana-Champaign.

Douglas H. (Tad) Lowrey, 59, has served as the Chief Executive Officer and President of CapitalSource Bank since its formation on July 25, 2008 and served as President of CapitalSource Bank from his appointment through December 2011. Prior to his appointment, Mr. Lowrey served as Executive Vice President of Wedbush, Inc., a private investment firm and holding company, from January 2006 until June 2008. Mr. Lowrey is an elected director of the Federal Home Loan Bank of San Francisco. He received his undergraduate degree from Arkansas Tech University and was licensed in 1977 in the state of Arkansas as a certified public accountant.

Laird M. Boulden, 54, has served as President since October 2011 and as the Chief Lending Officer of CapitalSource Bank since January 1, 2012. Mr. Boulden previously served as the President of the Company’s Corporate Finance Group from May 2011 to October 2011 and President of the Company’s Corporate Asset Finance Group from February 2010 to May 2011. Before joining the Company, Mr. Boulden was co-founder of Tygris Commercial Finance where he served as President of Tygris Asset Finance from March 2008 to December 2010 and was the founder and President of RBS Asset Finance (f/k/a RBS Lombard) from October 2001 until March 2008. Mr. Boulden received his undergraduate degree from the University of South Florida in 1979.

John A. Bogler, 46, has served as Chief Financial Officer since January 2012 and as Chief Financial Officer of CapitalSource Bank since its formation on July 25, 2008. Prior to his appointment, Mr. Bogler served as Chief Financial Officer of Affinity Financial Corporation from January 2008 until July 2008. Mr. Bogler served as a financial consultant specializing in bank acquisition and de novo activities from February 2005 until January

2008 and was Chief Financial Officer at Jackson Federal Bank from April 2000 until February 2005. Mr. Bogler received his undergraduate degree from Missouri State University in 1988, became a certified public accountant in the state of Missouri in 1991 and became a chartered financial analyst in 1998.

Bryan D. Smith, 41, has served as our Chief Accounting Officer since September 2008 and was appointed Senior Vice President and Chief Accounting Officer in May 2009. Previously, Mr. Smith worked as a consultant to us from June 2008 until his appointment as our Chief Accounting Officer in September 2008, and served as our Controller – Strategy Execution from January 2007 until May 2008, and our Controller from October 2003 until January 2007. Mr. Smith received his undergraduate degree from Virginia Tech in 1993 and was licensed in 1994 in the state of Maryland as a certified public accountant.

Bryan M. Corsini, 50, has served as the Executive Vice President and Chief Administrative Officer of CapitalSource Bank since October 2011. Mr. Corsini previously served as President, Credit Administration of CapitalSource Bank from July 2008 to October 2011 and as our Chief Credit Officer from our inception in 2000 until July 2008. He received his undergraduate degree from Providence College, Rhode Island. Mr. Corsini was licensed in 1986 in the state of Connecticut as a certified public accountant.

Christopher A. Scardelletti, 42, has served as the Executive Vice President and Chief Credit Officer of CapitalSource Bank since July 2008. Previously, Mr. Scardelletti served as Director of Credit in our Lender Finance Group/Rediscount Lending Group from March 2003 to June 2008. Mr. Scardelletti received his undergraduate degree from the University of Maryland, College Park and was licensed in 1993 in the state of Maryland as a certified public accountant.

Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.capitalsource.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission or by contacting CapitalSource Investor Relations, at (866) 876-8723 or investor.relations@capitalsource.com.

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

Risks Related to Our Lending Activities

Our results of operations and financial condition would be adversely affected if our allowance for loan and lease losses is not sufficient to absorb actual losses.

Experience in the financial services industry indicates that a portion of our loans in all categories of our lending business will become delinquent or impaired, and some may only be partially repaid or may never be repaid at all. Our methodology for establishing the adequacy of the allowance for loan and lease losses depends in part on subjective determinations and judgments about our borrowers’ ability to repay. Despite management’s efforts to estimate future losses, ultimate resolutions of individual loans may result in actual losses that are greater than our allowance. Deterioration in general economic conditions and unforeseen risks affecting customers may have an adverse effect on our borrowers’ capacity to repay their obligations, whether our risk ratings or valuation analyses reflect those changing conditions. Changes in economic and market conditions may increase the risk that our allowance for loan and lease losses would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Maintaining the adequacy of our allowance for loan and lease losses may require that we make significant and unanticipated increases in our provisions for loan and lease losses, which would materially affect our results of operations and capital adequacy. Recognizing that many of our loans individually represent a significant percentage of our total allowance for loan and lease losses, adverse collection experience in a relatively small number of loans could require an increase in our allowance. Federal and State regulators, as an integral part of their respective supervisory functions, periodically review a portion of our loan portfolio. The regulatory agencies may require changes to our risk ratings on loans, which could lead to an increase in the allowance for loan and lease losses, increased provisions for loan and lease losses and as appropriate, recognition of further loan charge-offs based upon their judgments, which may be different from ours. Increases in the allowance for loan and lease losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition.

We may not recover all amounts that are contractually owed to us by our borrowers.

The Parent Company is dependent primarily on loan collections and the proceeds of loan sales to fund its operations. A shortfall in loan proceeds may impair our ability to fund our operations or to repay our existing debt.

When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. The credit quality of our portfolio can have a significant impact on our earnings. We expect to experience charge-offs and delinquencies on our loans in the future. In addition, we have experienced missed and late payments, failures by clients to comply with operational and financial covenants in their loan agreements and client performance below that which we expected when we originated the loan. Most of our loans bear interest at variable interest rates. If interest rates increase, interest obligations of our clients may also increase. Some of our clients may not be able to make the increased interest payments, resulting in defaults on their loans. Further, our clients may experience operational or financial problems that, if not timely addressed, could result in a substantial impairment or loss of the value of our loan to the client. We may fail to identify problems because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough or at all. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, we may misinterpret or incorrectly analyze this information. Mistakes may cause us to make loans that we otherwise would not have made or, to fund advances that we otherwise would not have funded, or result in losses on one or more of our loans. As a result, we could suffer loan losses, which could have a material adverse effect on our revenues, net income and results of operations and financial condition, to the extent the losses exceed our allowance for loan and lease losses.

Our concentration of loans to privately owned small and medium-sized companies and to a limited number of clients within particular industry or region could expose us to greater lending risk if the market sector, industry or region were to experience economic difficulties or changes in the regulatory environment.

Our portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses in a limited number of industries and regions primarily throughout the United States. In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of December 31, 2011, the single largest industry concentration in our outstanding loan balance was health care and social assistance, which represented approximately 20% of the outstanding loan portfolio. As of December 31, 2011, taken in the aggregate, lender finance (primarily timeshare) loans were our largest loan concentration by sector and represented approximately 16% of our loan portfolio. As of December 31, 2011, $379.6 million, or 6.4%, of our portfolio comprised loans to two clients with aggregate loan balances that are individually greater than $100.0 million. Of this amount, one loan to a real estate (timeshare) client with a balance of $30.3 million was non-performing.

As of December 31, 2011, real estate and real estate – construction loans represented approximately 40% of our outstanding loan portfolio. Among real estate and real estate – construction loans, the largest property type concentration was the multi-family category, comprising approximately 32%, and the largest geographical concentration was in California, comprising approximately 25% of this loan portfolio.

If any particular industry or geographic region were to experience economic difficulties, the overall timing and amount of collections on our loans to clients operating in those industries or geographic regions may differ from what we expected, which could have a material adverse impact on our financial condition or results of operations.

Additionally, compared to larger, publicly owned firms, privately owned small and medium-sized companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to make scheduled payments of interest or principal on our loans. Accordingly, loans made to these types of clients entail higher risks than loans made to companies that are able to access a broader array of credit sources. The concentration of our portfolio in loans to these types of clients could amplify these risks.

Further, there is generally no publicly available information about the small and medium-sized privately owned companies to which we lend. Therefore, we underwrite our loans based on detailed financial information and projections provided to us by our clients and we must rely on our clients and the due diligence efforts of our employees to obtain the information relevant to making our credit decisions. We rely upon the management of these companies to provide full and accurate disclosure of material information concerning their business, financial condition and prospects. We may not have access to all of the material information about a particular client’s business, financial condition and prospects, or a client’s accounting records may be poorly maintained or organized. The client’s business, financial condition and prospects may also change rapidly in the current economic environment. In such instances, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to recover our loan in its entirety.

Our balloon loans and bullet loans may involve a greater degree of risk than other types of loans.

As of December 31, 2011, approximately 44% and 25% of the outstanding balance of our loan portfolio was comprised of balloon loans and bullet loans, respectively. A balloon loan is a term loan with a series of scheduled payment installments calculated to amortize the principal balance of the loan so that, upon maturity of the loan, more than 25%, but less than 100%, of the loan balance remains unpaid and must be satisfied. A bullet loan is a loan with no scheduled payments of principal before the maturity date of the loan.

Balloon loans and bullet loans involve a greater degree of risk than other types of loans because they generally require the borrower to make a large, final payment upon the maturity of the loan. The ability of a client to make this final payment upon the maturity of the loan typically depends upon its ability to generate sufficient cash flow to repay the loan prior to maturity, to refinance the loan or to sell the related collateral securing the loan, if any. The ability of a client to accomplish any of these alternatives will be affected by many factors, including the availability of financing, the financial condition of the client, the marketability of the related collateral, the operating history of the related business, tax laws and the prevailing general economic conditions. Consequently, a client may not have the ability to repay the loan at maturity, and we could lose some or all of the principal of our loan.

The collateral securing a loan may not be sufficient to protect us from a partial or complete loss if we have not properly obtained or perfected a lien on such collateral, or if a loan is not fully covered by the value of assets or collateral of the client, and the loan becomes non-performing.

While most of our loans are secured by a lien on specified collateral of the client, there is no assurance that we have obtained or properly perfected our liens, or that the value of the collateral securing any particular loan will protect us from suffering a partial or complete loss if the loan becomes non-performing and we move to foreclose on the collateral. In such event, we could suffer loan losses, which could have a material adverse effect on our revenue, net income, financial condition and results of operations.

In particular, leveraged lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its assets. As of December 31, 2011, approximately 31% of the aggregate outstanding loan balance of our portfolio comprised leveraged loans. The value of the assets which we hold as collateral for these loans is typically substantially less than the amount of money we advance to a client under these loans. When a leveraged loan becomes non-performing, our primary recourse to recover some or all of the principal of our loan is to force the sale of the entire company as a going concern or restructure the company in a way we believe would enable it to generate sufficient cash flow over time to repay our loan. Neither of these alternatives may be an available or viable option or generate enough proceeds to repay the loan. Additionally, given recent and current economic conditions, many of our leveraged loan clients have and may continue to suffer decreases in revenues and net income, making them more likely to underperform and default on our loans and making it less likely that we could obtain sufficient proceeds from a restructuring or sale of the company.

If we do not obtain or maintain the necessary licenses and approvals, we will not be allowed to acquire, fund or originate small business loans or other loans in some states, which could adversely affect our operations.

We engage in lending activities which involve the collection of numerous accounts, as well as compliance with various federal, state and local laws that regulate consumer lending. Many states in which we do business require that we be licensed, or that we be eligible for an exemption from the licensing requirement, to conduct our business. We also engage in small business lending which is regulated by the Small Business Administration. We cannot assure you that we will be able to obtain all the necessary licenses and approvals, or be granted an exemption from the licensing requirements, that we will need to maximize the acquisition, funding or origination of small business or other loans or that we will not become liable for a failure to comply with the myriad of regulations applicable to our lines of business.

We are in a competitive business and may not be able to take advantage of attractive opportunities.

Our markets are competitive and characterized by varying competitive factors. We compete with a large number of companies, including:

•	commercial banks and thrifts;

•	specialty and commercial finance companies;

•	private investment funds;

•	insurance companies; and

•	investment banks.

Some of our competitors have greater financial, technical, marketing and other resources and market positions than we do. They also have greater access to capital than we do and at a lower cost than is available to us. Furthermore, we would expect to face increased price competition on deposits if banks or other competitors seek to expand within or enter our target markets. Increased competition could cause us to reduce our pricing and lend greater amounts as a percentage of a client’s eligible collateral or cash flows. Even with these changes, in an increasingly competitive market, we may not be able to attract and retain depositors or clients or maintain or grow our business and our market share and future revenues may decline. If our existing clients choose to use competing sources of credit to refinance their loans, the rate at which loans are repaid may increase, which could change the characteristics of our loan portfolio as well as cause our anticipated return on our existing loans to vary.

Risks Impacting Funding our Operations

Our ability to operate our business depends on our ability to raise sufficient deposits and in some cases other sources of funding.

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

•	depositors’ negative views of the Company could cause those depositors to withdraw their deposits or seek higher rates.

While we expect to maintain and continue to raise deposits at a reasonable rate of interest, there is no assurance that we will be able to do so successfully. If the ability of CapitalSource Bank to attract and retain suitable levels of deposits weakens, it would have a negative impact on our business, financial condition, results of operations and the market price of our common stock.

In addition, given the short average maturity of CapitalSource Bank’s deposits relative to the maturity of its loans, the inability of CapitalSource Bank to raise or maintain deposits could compromise our ability to operate our business, impair our liquidity and threaten our solvency.

Aside from deposit funding, CapitalSource Bank may obtain back-up liquidity from the Parent Company pursuant to the $150.0 million revolving credit facility it has established with the Parent Company. The Parent Company may not have or maintain sufficient liquidity, in which case CapitalSource Bank may not be able to draw on the $150.0 million revolving credit facility.

CapitalSource Bank has borrowing facilities established with the FHLB SF and the FRB. Our access to borrowing from FHLB SF may be materially impacted should Congress alter or dissolve the Federal Home Loan Bank system. Our access to the FRB primary credit program may be materially impacted should the FRB modify its credit program and limit CapitalSource Bank’s access to the program. The ability to borrow from each of the FHLB SF and the FRB is dependent upon the value of collateral pledged to these entities. These lenders could reduce the borrowing capacity of CapitalSource Bank, eliminate certain types of eligible collateral or could otherwise modify or even terminate their respective loan programs. Such changes or termination could have an adverse affect on our liquidity and profitability.

Our commitments to lend additional amounts to existing clients exceed our resources available to fund these commitments.

As of December 31, 2011, we had $1.4 billion of unfunded commitments to extend credit to our clients, of which $944.7 million were commitments of CapitalSource Bank and $408.0 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites to future fundings by us, and our clients may draw on these unfunded commitments at any time. Clients may seek to draw on our unfunded commitments to improve their cash positions. We expect that these unfunded commitments will continue to exceed the Parent Company’s available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace, which would have a material adverse effect on our ability to continue to operate our business.

Fluctuating interest rates could adversely affect our net interest margins.

We raise short-term deposits at prevailing rates in our local retail consumer markets. We generally lend money at variable rates based on either prime or LIBOR indices. Our operating results and cash flow depend on the difference between the interest rates at which we borrow funds and raise deposits and the interest rates at which we lend these funds. Because prevailing interest rates are below many of the rate floors in our loans, upward movements in interest rates will not immediately result in additional interest income, although these movements would increase our cost of funds. Therefore, any upward movement in rates may result in a reduction of our net interest income. For additional information about interest rate risk, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management.

In addition, changes in market interest rates, or in the relationships between short-term and long-term market interest rates, or between different interest rate indices, could affect the interest rates charged on interest earning assets differently than the interest rates paid on interest bearing liabilities, which could result in an increase in interest expense relative to our interest income. Additionally, changes in interest rates could adversely influence the growth rate of loans and deposits and the quality of our loan portfolio.

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

Because we do not employ hedge accounting, our hedging activity may materially adversely affect our earnings. Therefore, while we pursue such transactions to reduce our interest rate risk, it is possible that changes in interest rates may result in losses that we would not otherwise have incurred if we had not engaged in any such hedging transactions. For additional information, see Note 21, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

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

Part of our investment strategy involves entering into derivative contracts that require us to fund cash payments in certain circumstances. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to funding sources at the time, and the need to fund these contingent liabilities could materially adversely impact our financial condition. For additional information, see Note 21, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

Risks Related to Our Operations

We are subject to extensive government regulation and supervision, which limit our flexibility and could result in adverse actions by regulatory agencies against us.

We are subject to extensive federal and state regulation and supervision that govern, limit or otherwise affect almost all aspects of our operations. Such regulation and supervision is intended primarily to protect customers, depositors and the FDIC Deposit Insurance Fund – not our shareholders. The laws and regulations to which we are subject, among other matters, establish minimum capital requirements, limit the business activities we can conduct, prohibit various business practices, limit the dividends or distributions CapitalSource Bank can pay, establish reporting requirements, require approvals or consent for many types of transactions or business changes, and establish standards for financial and managerial safety and soundness. Our state and federal regulators periodically conduct examinations of our business, including examination of our compliance with laws and regulations as well as the safety and soundness of our banking operations. Failure to comply with laws, regulations or policies pursuant to which we operate, or any regulatory order to which we are or may become subject, even if unintentional or inadvertent, could result in adverse actions by regulatory agencies against us. Such actions could result in higher capital requirements, higher deposit insurance premiums, additional limitations on our activities, civil monetary penalties and fines or, ultimately, termination of deposit insurance, or appointment of the FDIC as conservator or receiver for CapitalSource Bank. See the Supervision and Regulation section of Item 1, Business, above and, Item 8, Financial Statements and Supplementary Data, including Note 18, Bank Regulatory Capital, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

Changes in laws and regulations, including the enactment of the Dodd-Frank Act, may have a material effect on our operations.

We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets. In addition, federal and state legislatures and regulatory agencies continually review banking laws, regulations and policies for possible changes for other reasons, including perceived needs for improvements in the provision of financial services or the elimination of inappropriate practices. Changes to banking laws or regulations, including changes in their interpretation or implementation, could materially affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit or restrict our ability to use capital for business purposes, limit the types of financial services and products we may offer or increase the ability of companies not subject to banking regulations to offer competing financial services and products, among other things, which may have a material adverse effect on our business, financial condition, results of operations or reputation.

The Dodd-Frank Act, imposes a number of significant regulatory and compliance changes in the banking and financial services industry. Many provisions of the Dodd-Frank Act must be implemented by regulations yet to be adopted by various government agencies. These regulations, and other changes in the regulatory regime, may include additional requirements, conditions, and limitations that may impact us. Certain provisions of the Dodd-Frank Act that may have a material effect on our business are noted below.

•

The Dodd-Frank Act required a study regarding the continued exemption of industrial banks from the Bank Holding Company Act of 1956, as amended, or BHC Act. As a state-chartered industrial bank, CapitalSource Bank is currently exempt from the definition of “bank” under the BHC Act. The required study, which has been completed by the General Accounting Office, did not state a definitive conclusion on this question but did report that the Treasury Department and the Federal Reserve Board believe that the current exemption poses risks to the financial system. If the current exemption is eliminated, in order to continue to own CapitalSource Bank, the Parent Company would be required to register as a bank holding company, or BHC. If we were unsuccessful in registering as a BHC or another exception does not become available to us, our continued ownership of CapitalSource Bank would not be permissible.

•

The Dodd-Frank Act directs the federal banking agencies to issue regulations requiring that the parent company of any federally insured depository institution serve as a “source of financial strength” to its subsidiary depository institution. The source of strength requirement had historically applied only to bank holding companies and their subsidiary banks. Under the source of strength doctrine, the Parent Company will be required to support the safety and soundness of CapitalSource Bank. The banking regulators could require the Parent Company to contribute additional capital to CapitalSource Bank or to take, or refrain from taking, other actions for the benefit of CapitalSource Bank.

•

The Dodd-Frank Act limits the acquisition of control of an industrial bank by a non-financial firm. For a period of three years beginning on July 21, 2010, the Dodd-Frank Act generally requires that the banking regulators must not approve any proposed change in control of an industrial bank, such as CapitalSource Bank, if the proposed acquirer is a “commercial firm.”

•

The Dodd-Frank Act requires the Federal Reserve Board to adopt regulations requiring increased capital requirements, minimum liquidity ratios, periodic stress testing and the establishment of board-level risk management committees for the largest banking institutions (those with assets greater than $50 billion), some or all of which requirements may become requirements, over time, for smaller institutions and for banking institutions not regulated by the Federal Reserve Board.

These rules and regulations, and other changes in the regulatory regime, may include additional requirements, conditions, and limitations that could increase our compliance costs and materially adversely affect our business, operations, financial results and the price of our common stock.

Federal bank regulators are considering increased capital standards for banking organizations, including under the Basel III framework, which may have a material effect on our operations.

We are required to satisfy minimum regulatory capital standards. On December 16, 2010, the Basel Committee on Banking Supervision announced an international agreement among member country bank regulatory authorities to a heightened set of capital and liquidity standards, referred to as Basel III, for banking organizations around the world. The Basel III changes, and regulatory initiatives in the United States, in the wake of the financial crisis, including provisions of the Dodd-Frank Act, are expected to result in higher regulatory capital standards and expectations for banking organizations. The timing and scope of U.S. implementation of Basel III and other regulatory capital initiatives remain uncertain – the Basel Committee’s agreement states that it is to be implemented on a phased basis commencing January 2013 and ending January 2019 – and it is difficult at this time to predict the final form of any new standards that would be applied to us and CapitalSource Bank. In general, however, increased regulatory capital and liquidity standards, or changes in the manner in which such standards are implemented, could adversely affect our financial results.

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

Our ability to execute strategic activities successfully will depend on a variety of factors. These factors likely will vary on the nature of the activity but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, operating effectively with any partner with whom we elect to do business, retaining key employees, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were able to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

In addition, from time to time, we may develop and grow new lines of business or offer new products and services, within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

We face risks in connection with the transition of certain Parent Company systems, personnel and operations to CapitalSource Bank.

As part of our transformation to a bank model, we have been liquidating Parent Company assets, reducing Parent Company debt, simplifying our consolidated operations and focusing our strategic growth initiatives entirely on CapitalSource Bank. In connection with our efforts to streamline the operations of CapitalSource

Bank and the Parent Company, we have initiated the transition of substantially all of our personnel, systems and operations from the Parent Company to CapitalSource Bank. We have undertaken this transition with the expectation that it will result in benefits to us. However, achieving such benefits will depend on successfully integrating the systems, personnel and operations from the Parent Company into CapitalSource Bank. The integration will involve considerable execution risk and may or may not be successful. Further, our attention and effort devoted to the integration may divert management’s attention from ongoing business operations and other important issues. We cannot offer any assurances that we can successfully integrate or realize any of the anticipated benefits from streamlining our operations. If we do not successfully execute the transition of certain personnel and operations from the Parent Company to CapitalSource Bank, it could adversely affect our business, financial condition, results of operations, reputation and prospects.

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

We rely on the computer and telephone systems and network infrastructure that we use to conduct our business. These systems and infrastructure could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer and telephone equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our clients. In addition, we must be able to protect the computer systems and network infrastructure utilized by us against physical damage, security breaches and service disruption caused by the internet or other users. Such break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our systems and network infrastructure, which may result in significant liability to us and deter potential clients. While we have systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our systems and infrastructure, there can be no assurance that these measures will be successful and that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. In addition, the failure of our clients to maintain appropriate security for their systems also may increase our risk of loss in connection with business transactions with them. The occurrence of any failures, interruptions or security breaches of systems and infrastructure could damage our reputation, result in a loss of business and/or clients, result in losses to us or our clients, subject us to additional regulatory scrutiny, cause us to incur additional expenses, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

We review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition. In addition, if we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. This could have an adverse effect on our business, financial condition, results of operations and common stock price, and could potentially subject us to litigation.

We are under audit for our 2006 through 2008 taxable years and, if the Internal Revenue Service determined that we violated REIT requirements and failed to qualify as a REIT or otherwise under reported tax liabilities during those years that we operated as a REIT, it could adversely impact our results of operations.

We operated as a REIT from January 1, 2006 through December 31, 2008. Our senior management had limited experience in managing a portfolio of assets under the highly complex tax rules governing REITs and we cannot assure you that we operated our business within the REIT requirements. Given the highly complex nature of the rules governing REITs and the importance of factual determinations, the Internal Revenue Service, or IRS, could contend that we violated REIT requirements in one or more of these years. We are currently under audit by the IRS for our 2006, 2007 and 2008 tax returns. To the extent it were to be determined that we did not comply with REIT requirements for one or more of our REIT years or otherwise underreported tax liabilities, we could be required to pay additional corporate federal income tax and certain state and local income taxes for the relevant years which would have a negative impact on our liquidity. Also, we could be required to pay taxes (which could be significant in amount) that would be due if we were to avail ourselves of certain savings provisions, if they are available, to preserve our REIT status for the relevant years, either of which could have significant adverse effects on our financial results, liquidity and the price of our common stock.

We may experience goodwill impairment.

If our estimates of reporting unit fair value change due to changes in our businesses or other factors, we may determine that impairment charges on goodwill are necessary. Estimates of reporting unit fair value are determined based on a variety of factors including performance, market conditions and peer comparisons. If our estimates of fair value are inaccurate and the fair value of the reporting unit declines, we may need to recognize goodwill impairment in the future which would have a material adverse affect on our results of operations and capital levels.

Risks Related to our Common Stock

We may not pay dividends on our common stock.

We expect to retain a majority of our earnings, consistent with dividend policies of other commercial depository institutions, to redeploy in our business. Our board of directors, in its sole discretion, will determine the amount and frequency of dividends to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, regulatory stress tests, economic conditions, tax considerations, borrowing capacity and other factors. If we change our dividend policy, our common stock price could be adversely affected.

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

We lease office space in Los Angeles, California and Chevy Chase, Maryland, a suburb of Washington, D.C., under long-term operating leases. We also maintain offices in Arizona, California, Colorado, Connecticut, Georgia, Florida, Illinois, Massachusetts, Missouri, Nevada, New York, North Carolina, Oregon, Pennsylvania, Tennessee, Texas, Utah and Wisconsin. We believe our leased facilities are adequate for us to conduct our business.

In June 2010, we completed the sale of our long-term healthcare facilities to Omega Healthcare Investors, Inc. (“Omega”) and as a result, we exited the skilled nursing home ownership business. Consequently, we have presented the financial condition and results of operations for this business as discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business. For additional information, see Note 3, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

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

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CSE.” The high and low sales prices for our common stock as reported by the NYSE for the quarterly periods during 2011 and 2010 were as follows:

	High	Low
2011:
Fourth Quarter	$6.85	$5.54
Third Quarter	6.98	5.08
Second Quarter	7.31	5.95
First Quarter	8.21	6.97
2010:
Fourth Quarter	$7.13	$5.14
Third Quarter	5.68	4.57
Second Quarter	6.32	3.87
First Quarter	6.05	4.00

On February 23, 2012, the last reported sale price of our common stock on the NYSE was $6.59 per share.

Holders

As of February 23, 2012, there were 720 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares, but whose shares are held of record by a broker or clearing agency, and each such broker or clearing agency is included as one record holder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Dividend Policy

For the years ended December 31, 2011 and 2010, we declared and paid dividends as follows:

	Dividends Declared and Paid per Share
	2011	2010
Fourth Quarter	$0.01	$0.01
Third Quarter	0.01	0.01
Second Quarter	0.01	0.01
First Quarter	0.01	0.01

Total dividends declared and paid	$0.04	$0.04

For shareholders who held our shares for the entire year, the dividends of $0.04 per share declared and paid in 2011 and 2010 were classified for tax reporting purposes as return of capital.

We expect to retain a majority of our earnings, consistent with dividend policies of other commercial depository institutions, to redeploy in our business. Our Board of Directors, in its sole discretion, will determine the amount and frequency of dividends to be provided to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of our repurchases of shares of our common stock for the three months ended December 31, 2011, was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans
October 1 – October 31, 2011	1,199,503	$6.09	1,194,600
November 1 – November 30, 2011	7,663,400	6.17	7,663,400
December 1 – December 31, 2011	9,938,514	6.38	9,747,100

Total	18,801,417	$6.28	18,605,100	(2)	$149,729,679	(2)

(1)	Includes the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.
(2)	In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to two years (the “Stock Repurchase Program”), and during 2011, our Board of Directors authorized the repurchase of an additional $435.0 million of our common stock pursuant to the Stock Repurchase Program. In December 2011, we repurchased 11,461,800 shares of our common stock under the Stock Repurchase Program, at an average price of $6.44 per share for a total purchase price of $73.8 million. Of these purchases, purchases of 1,714,700 shares at an average price of $6.74 per share were settled in January 2012, which, for accounting purposes, were recorded in December 2011. Any share repurchases made under the Stock Repurchase Program are made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

Performance Graph

The following graph compares the performance of our common stock during the five-year period beginning on December 31, 2006 to December 31, 2011, with the S&P 500 Index and the S&P 500 Financials Index. The graph depicts the results of investing $100 in our common stock, the S&P 500 Index, and the S&P 500 Financials Index at closing prices on December 31, 2006, assuming all dividends were reinvested. Historical stock performance during this period may not be indicative of future stock performance.

Comparison of Cumulative Total Return

Company/Index	Base Period 12/31/06	Year Ended December 31,
		2007	2008	2009	2010	2011
CapitalSource Inc.	$100	$72.3	$21.1	$18.4	$33.1	$31.4
S&P 500 Index	100	105.5	66.5	84.1	96.7	98.8
S&P 500 Financials Index	100	81.4	36.4	42.6	47.8	39.6

ITEM 6.	SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with our audited consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information appearing elsewhere in this report. The following tables show selected portions of historical consolidated financial data as of and for the five years ended December 31, 2011. We derived our selected consolidated financial data as of and for the five years ended December 31, 2011, from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands, except per share and share data)
Results of operations:
Interest income	$510,390	$639,641	$871,946	$1,209,469	$1,378,690
Interest expense	150,010	232,096	427,312	677,707	838,072

Net interest income	360,380	407,545	444,634	531,762	540,618
Provision for loan and lease losses	92,985	307,080	845,986	593,046	78,641

Net interest income (loss) after provision for loan and lease losses	267,395	100,465	(401,352)	(61,284)	461,977
Non-interest income	92,694	71,662	(8,667)	(181,936)	(11,829)
Non-interest expense	375,170	333,451	364,511	215,494	235,662

Net (loss) income from continuing operations before income taxes	(15,081)	(161,324)	(774,530)	(458,714)	214,486
Income tax expense (benefit)(1)	36,942	(20,802)	136,314	(190,583)	87,563

Net (loss) income from continuing operations	(52,023)	(140,522)	(910,844)	(268,131)	126,923
Net income from discontinued operations, net of taxes	—	9,489	49,868	49,350	37,148
Gain (loss) from sale of discontinued operations, net of taxes	—	21,696	(8,071)	104	156

Net (loss) income	(52,023)	(109,337)	(869,047)	(218,677)	164,227
Net (loss) income attributable to noncontrolling interests	—	(83)	(28)	1,426	4,938

Net (loss) income attributable to CapitalSource Inc.	$(52,023)	$(109,254)	$(869,019)	$(220,103)	$159,289

Basic (loss) income per share:
From continuing operations	$(0.17)	$(0.44)	$(2.97)	$(1.07)	$0.66
From discontinued operations	—	0.10	0.14	0.20	0.19
Attributable to CapitalSource Inc.	$(0.17)	$(0.34)	$(2.84)	$(0.88)	$0.83
Diluted (loss) income per share:
From continuing operations	$(0.17)	$(0.44)	$(2.97)	$(1.07)	$0.66
From discontinued operations	—	0.10	0.14	0.20	0.19
Attributable to CapitalSource Inc.	$(0.17)	$(0.34)	$(2.84)	$(0.88)	$0.82
Average shares outstanding:
Basic	302,998,615	320,836,867	306,417,394	251,213,699	191,679,254
Diluted	302,998,615	320,836,867	306,417,394	251,213,699	193,282,656
Cash dividends declared per share	$0.04	$0.04	$0.04	$1.30	$2.38
Dividend payout ratio attributable to CapitalSource Inc.	(0.24)	(0.12)	(0.01)	(1.48)	2.87

(1)	As a result of our decision to elect REIT status beginning with the tax year ended December 31, 2006, we provided for income taxes for the years ended December 31, 2008 and 2007, based on effective tax rates of 36.5% and 39.4%, respectively, for the income earned by our taxable REIT subsidiaries (“TRSs”). We did not provide for any income taxes for the income earned by our qualified REIT subsidiaries for the years ended December 31, 2008, and 2007. Effective January 1, 2009, we revoked our REIT election. We provided for income tax expense (benefit) on the consolidated loss incurred or income earned based on effective tax rates of (245.0)%, 12.9%, (17.6)%, 41.5%, and 39.6% in 2011, 2010, 2009, 2008 and 2007, respectively.

	December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Balance sheet data:
Investment securities, available-for-sale	$1,188,002	$1,522,911	$960,591	$679,551	$13,309
Investment securities, held-to-maturity	111,706	184,473	242,078	14,389	—
Mortgage-related receivables, net	—	—	—	1,801,535	2,033,296
Mortgage-backed securities pledged, trading	—	—	—	1,489,291	4,030,180
Commercial real estate “A” Participation Interest, net	—	—	530,560	1,396,611	—
Total loans(1)	5,729,537	5,922,650	7,549,215	8,857,631	9,525,454
Assets of discontinued operations, held for sale	—	—	624,650	1,062,992	1,098,287
Total assets	8,300,068	9,445,407	12,261,050	18,419,632	18,039,364
Deposits	5,124,995	4,621,273	4,483,879	5,043,695	—
Repurchase agreements	—	—	—	1,595,750	3,910,027
Credit facilities	—	67,508	542,781	1,445,062	2,207,063
Term debt	309,394	979,254	2,956,536	5,338,456	7,146,437
Other borrowings from continuing operations	1,015,099	1,375,884	1,204,074	1,223,502	1,318,288
Total borrowings from continuing operations	1,324,493	2,422,646	4,703,391	9,602,770	14,581,815
Liabilities of discontinued operations	—	—	363,293	420,505	439,937
Total shareholders’ equity	$1,575,146	$2,053,942	$2,183,259	$2,830,720	$2,651,466
Total loan commitments	$7,558,327	$8,592,968	$11,600,297	$13,296,755	$14,602,398
Average outstanding loan size	$3,779	$4,538	$7,720	$8,857	$8,128
Average balance of loans(2)	$5,816,760	$7,375,775	$9,028,580	$9,655,117	$8,959,621
Employees as of year end	564	625	665	716	562

(1)	Includes loans held for sale and loans held for investment, net of deferred loan fees and discounts and the allowance for loan and lease losses.
(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

Year Ended December 31,
2011	2010	2009	2008	2007
Performance ratios:
Return on average assets:
(Loss) income from continuing operations	(0.58)%	(1.36)%	(6.41)%	(1.62)%	0.80%
Net (loss) income	(0.58)%	(1.06)%	(5.69)%	(1.25)%	0.95%
Return on average equity:
(Loss) income from continuing operations	(2.64)%	(6.97)%	(43.86)%	(11.73)%	6.55%
Net (loss) income	(2.64)%	(5.42)%	(31.96)%	(7.53)%	6.55%
Yield on average interest-earning assets(1)	6.28%	6.65%	6.42%	7.84%	9.17%
Cost of funds(1)	2.23%	2.90%	3.60%	4.88%	6.11%
Net interest margin(1)	4.43%	4.24%	3.27%	3.45%	3.60%
Operating expenses as a percentage of average total assets(2)	2.37%	2.15%	1.91%	1.48%	1.48%
Core lending spread(1)	7.67%	7.51%	7.41%	6.80%	6.23%
Credit quality ratios(3):
Loans 30-89 days contractually delinquent as a percentage of average loans (as of year end)	0.21%	0.44%	3.33%	3.17%	0.85%
Loans 90 or more days delinquent as a percentage of average loans (as of year end)	1.61%	5.03%	5.50%	1.49%	0.60%
Loans on non-accrual status as a percentage of average loans (as of year end)	4.72%	10.99%	12.89%	4.65%	1.74%
Impaired loans as a percentage of average loans (as of year end)	7.15%	14.65%	15.10%	7.32%	3.25%
Net charge offs (as a percentage of average loans)	4.62%	5.78%	7.30%	3.10%	0.64%
Allowance for loan and lease losses as a percentage of average loans (as of year end)	2.67%	5.35%	7.08%	4.49%	1.42%
Capital and leverage ratios:
Total debt and deposits to equity (as of year end)(1)	4.09	x	3.43	x	4.40	x	5.34	x	5.69	x
Average equity to average assets(1)	22.01%	19.49%	14.61%	13.85%	12.20%
Equity to total assets (as of year end)(1)	18.98%	21.75%	17.93%	15.81%	15.13%

(1)	Ratios calculated based on continuing operations.
(2)	Operating expenses included compensation and benefits, professional fees, occupancy expense, FDIC fees and assessments, general depreciation and amortization and other administrative expenses.
(3)	Credit ratios calculated based on average gross loans, which exclude the impact of deferred loan fees and discounts and the allowance for loan and lease losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a commercial lender that, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products and services to consumers in southern and central California. As of December 31, 2011, we had an outstanding loan principal balance of $5.9 billion. The majority of our loans require monthly interest payments at variable rates and, in many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients.

For the years ended December 31, 2011 and 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the year ended December 31, 2009, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and residential mortgage investment activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment and consequently, we have presented the financial condition and results of operations within our Healthcare Net Lease segment as discontinued operations for all periods presented. We have reclassified all comparative period results to reflect our two current reportable segments. For additional information, see Note 24, Segment Data, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

Through our CapitalSource Bank segment activities, we provide financial products primarily to small and middle market businesses throughout the United States and also offer depository products and services in southern and central California, which are insured by the FDIC to the maximum amounts permitted by regulation. As of December 31, 2011, CapitalSource Bank had an outstanding loan principal balance of $4.9 billion and deposits of $5.1 billion.

Through our Other Commercial Finance segment activities, the Parent Company satisfies existing loan commitments made prior to CapitalSource Bank’s formation and receiving payments on its existing loan portfolio. As of December 31, 2011, the Parent Company had an outstanding loan principal balance of $1.0 billion.

Consolidated Results of Operations

Operating Results for the Years Ended December 31, 2011, 2010 and 2009

As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2011, compared to the year ended December 31, 2010 were:

•	Losses on extinguishment of debt;

•	Decreased provision for loan and lease losses;

•	Decreased balance of our loan portfolio;

•	Deconsolidation of our 2006-A term debt securitization (the “2006-A Trust”);

•	Decreased balance of Parent Company indebtedness;

•	Changes in lending and borrowing spreads; and

•	Gains on our investments.

For the years ended December 31, 2011, 2010 and 2009, our consolidated average balances and the resulting average interest yields and rates were as follows:

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest Income / (Expense)	Yield / Rate	Average Balance	Interest Income / (Expense)	Yield / Rate	Average Balance	Interest Income / (Expense)	Yield / Rate
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$809,946	$2,195	0.27%	$512,034	$1,399	0.27%	$1,111,218	$4,562	0.41%
Investment securities, available-for-sale(1)	1,424,387	43,274	3.04%	1,435,992	36,872	2.57%	859,546	34,052	3.96%
Investment securities, held-to-maturity	138,381	12,250	8.85%	209,383	24,776	11.83%	175,631	20,496	11.67%
Mortgage related receivables, net	—	—	—	—	—	—	1,612,254	74,276	4.61%
Mortgage-backed securities pledged, trading	—	—	—	—	—	—	58,102	6,411	11.03%
Commercial real estate “A” Participation Interest, net	—	—	—	188,801	12,961	6.86%	907,613	47,457	5.23%
Loans(2)	5,732,172	452,607	7.90%	7,247,342	563,565	7.78%	8,847,113	684,603	7.74%
Other assets	23,742	64	0.27%	19,704	68	0.35%	20,745	89	0.43%

Total interest-earning assets	$8,128,628	$510,390	6.28%	$9,613,256	$639,641	6.65%	$13,592,222	$871,946	6.42%

Assets of discontinued operations, held for sale	—			312,326			1,062,992
Cash and due from banks	358,796			389,871			81,645
Other non interest-earning assets	475,866			343,365			535,120

Total assets	$8,963,290			$10,658,818			$15,271,979

Interest-bearing liabilities:
Deposits	$4,808,141	$53,609	1.11%	$4,588,140	$60,052	1.31%	$4,604,887	$109,430	2.38%
Repurchase agreements	—	—	—	—	—	—	124,549	1,874	1.50%
Credit facilities	5,384	3,566	66.23%	274,435	35,135	12.80%	1,122,498	91,479	8.15%
Term debt	656,148	41,567	6.34%	1,919,086	69,901	3.64%	4,806,129	152,989	3.18%
Other borrowings	1,250,081	51,268	4.10%	1,228,300	67,008	5.46%	1,197,238	71,540	5.98%

Total interest-bearing liabilities	$6,719,754	$150,010	2.23%	$8,009,961	$232,096	2.90%	$11,855,301	$427,312	3.60%

Non interest-bearing liabilities	270,466			320,127			277,070
Liabilities of discontinued operations(3)	—			263,615			420,505

Total liabilities	6,990,220			8,593,703			12,552,876
Shareholders’ equity	1,973,070			2,065,115			2,719,103

Total liabilities and shareholders’ equity	$8,963,290			$10,658,818			$15,271,979

Net interest income and net yield on interest-earning assets(4)		$360,380	4.43%		$407,545	4.24%		$444,634	3.27%

(1)	The average yields for investment securities available-for-sale were calculated based on the amortized costs of the individual securities and do not reflect any changes in fair value, which were recorded in accumulated other comprehensive income (loss). The average yields for investment securities held-to-maturity have also been calculated using amortized cost balances.
(2)	Average loan balances are net of deferred fees and discounts on loans. Non-accrual loans have been included in the average loan balances to determine the average yield earned on loans.
(3)	For the year ended December 31, 2011, there was no interest expense related to liabilities of discontinued operations. For the years ended 2010 and 2009, there was $15.2 million and $12.4 million, respectively, of interest expense related to liabilities of discontinued operations.
(4)	Net interest income is defined as the difference between total interest income and total interest expense which is calculated on a continuing operations basis. Net yield on interest-earning assets is defined as net interest-earnings divided by average total interest-earning assets.

For the years ended December 31, 2011 and 2010, changes in interest income, interest expense and net interest income as a result of changes in volume, changes in interest rates or both were as follows:

	2011 Compared to 2010			2010 Compared to 2009
	Due to Change in:(1)		Net Change	Due to Change in:(1)		Net Change
	Rate	Volume		Rate	Volume
	($ in thousands)
Increase (decrease) in interest income:
Cash and cash equivalents	$(11)	$807	$796	$(1,211)	$(1,952)	$(3,163)
Investment securities, available-for-sale	6,702	(300)	6,402	(14,746)	17,567	2,821
Investment securities, held-to-maturity	(5,339)	(7,187)	(12,526)	290	3,990	4,280
Mortgage related receivables, net	—	—	—	—	(74,276)	(74,276)
Mortgage-backed securities pledged, trading	—	—	—	—	(6,412)	(6,412)
Commercial real estate “A” Participation Interest, net	(6,481)	(6,480)	(12,961)	11,519	(46,015)	(34,496)
Loans	8,554	(119,512)	(110,958)	3,347	(124,385)	(121,038)
Other assets	(16)	12	(4)	(17)	(4)	(21)

Total decrease in interest income	3,409	(132,660)	(129,251)	(818)	(231,487)	(232,305)

Increase (decrease) in interest expense:
Deposits	(9,219)	2,776	(6,443)	(48,981)	(397)	(49,378)
Repurchase agreements	—	—	—	—	(1,874)	(1,874)
Credit facilities	30,223	(61,792)	(31,569)	35,245	(91,589)	(56,344)
Long-term debt	33,683	(62,017)	(28,334)	19,503	(102,591)	(83,088)
Other borrowings	(16,909)	1,169	(15,740)	(6,351)	1,819	(4,532)

Total decrease in interest expense	37,778	(119,864)	(82,086)	(584)	(194,632)	(195,216)

Net decrease in net interest income	$(34,369)	$(12,796)	$(47,165)	$(234)	$(36,855)	$(37,089)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Our consolidated operating results for the year ended December 31, 2011, compared to the year ended December 31, 2010, and for the year ended December 31, 2010, compared to the year ended December 31, 2009, were as follows:

	Years Ended December 31,			2011 vs. 2010 % Change	2010 vs. 2009 % Change
	2011	2010	2009
	($ in thousands)
Interest income	$510,390	$639,641	$871,946	(20)%	(27)%
Interest expense	150,010	232,096	427,312	(35)	(46)
Provision for loan and lease losses	92,985	307,080	845,986	(70)	(64)
Non-interest income	92,694	71,662	(8,667)	29	927
Non-interest expense	375,170	333,451	364,511	13	(9)
Net loss from continuing operations before income taxes	(15,081)	(161,324)	(774,530)	91	79
Income tax expense (benefit)	36,942	(20,802)	136,314	278	(115)
Net loss from continuing operations	(52,023)	(140,522)	(910,844)	63	85
Net income from discontinued operations, net of taxes	—	9,489	49,868	(100)	(81)
Gain (loss) from sale of discontinued operations, net of taxes	—	21,696	(8,071)	(100)	369
Net loss	(52,023)	(109,337)	(869,047)	52	87
Net loss attributable to noncontrolling interests	—	(83)	(28)	100	(196)
Net loss attributable to CapitalSource Inc.	(52,023)	(109,254)	(869,019)	52	87

Discontinued Operations

In June 2010, we completed the sale of our remaining long-term healthcare facilities and exited the skilled nursing home ownership business. As a result, all consolidated comparisons below reflect the continuing results of our operations. Income from discontinued operations decreased to $31.2 million, including a gain on disposal of $21.7 million, for the year ended December 31, 2010 from $41.8 million, including a loss on disposal of $8.1 million, net of tax, for the year ended December 31, 2009. For additional information, see Note 3, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

Income Taxes

We provide for income taxes as a “C” corporation on income earned from operations. For the tax years ended December 31, 2010 and 2009, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. As a result, certain subsidiaries had taxable income that was not offset by taxable losses or loss carryforwards of other entities. We intend to reconsolidate our subsidiaries for federal tax purposes when we file our 2011 federal tax return. We are subject to federal, foreign, state and local taxation in various jurisdictions.

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2011 and 2010, the total valuation allowance was $515.2 million and $413.8 million, respectively. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets of $45.4 million as of December 31, 2011 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

2011 vs. 2010. Consolidated income tax expense for the year ended December 31, 2011 was $36.9 million, compared to an income tax benefit of $20.8 million for the year ended December 31, 2010. The income tax expense was primarily due to the decrease in the net deferred tax assets of one of our corporate entities. The tax benefit for the year ended December 31, 2010 resulted primarily from the carryback of the 2010 net operating loss of one of our corporate entities.

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

Comparison of the Years Ended December 31, 2011, 2010 and 2009

Certain amounts in the prior year’s audited consolidated financial statements have been reclassified to conform to the current year presentation, including modifying the presentation of our audited consolidated statements of operations to include the captions of non-interest income and non-interest expense as compared to operating expenses and other income (expense). Accordingly, the reclassifications have been appropriately reflected throughout our audited consolidated financial statements. In addition, we have reclassified all comparative prior period segment information to reflect our two current reportable segments. The discussion that follows differentiates our results of operations between our segments.

CapitalSource Bank Segment

Our CapitalSource Bank segment operating results for the year ended December 31, 2011, compared to the year ended December 31, 2010, and for the year ended December 31, 2010, compared to the year ended December 31, 2009, were as follows:

	Years Ended December 31,			2011 vs. 2010 % Change	2010 vs. 2009 % Change
	2011	2010	2009
	($ in thousands)
Interest income	$368,964	$333,625	$310,741	11%	7%
Interest expense	62,802	65,267	111,873	(4)	(42)
Provision for loan and lease losses	27,539	117,105	213,381	(76)	(45)
Non-interest income	41,697	30,270	38,060	38	(20)
Non-interest expense	149,710	116,280	100,474	29	16
Income tax expense (benefit)	57,996	13,628	(6,228)	326	319
Net income (loss)	112,614	51,615	(70,699)	118	173

Interest Income

2011 vs. 2010. Total interest income increased to $369.0 million for the year ended December 31, 2011 from $333.6 million for the year ended December 31, 2010, with an average yield on interest-earning assets of 6.13% for the year ended December 31, 2011 compared to 5.97% for the year ended December 31, 2010. During the years ended December 31, 2011 and 2010, interest income on loans was $319.5 million and $260.4 million, respectively, yielding 7.71% on average loan balances of $4.1 billion and $3.4 billion, respectively. During the years ended December 31, 2011 and 2010, $15.7 million and $29.4 million, respectively, of interest income was not recognized for loans on non-accrual status, which negatively impacted the yield on loans by 0.38% and 0.87%, respectively.

During the years ended December 31, 2011 and 2010, interest income from our investments, including available-for-sale and held-to-maturity securities, was $48.4 million and $58.8 million, respectively, yielding 3.14% and 3.65% on average balances of $1.5 billion and $1.6 billion, respectively. During the year ended December 31, 2011, we purchased $591.9 million and $10.6 million of investment securities, available-for-sale and held-to-maturity, respectively, while $702.9 million and $92.6 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the year ended December 31, 2010, we purchased $1.5 billion of investment securities, available-for-sale and $9.7 million of investment securities, held-to-maturity, respectively, while $946.8 million and $85.4 million, respectively, of principal repayments were received.

During the years ended December 31, 2011 and 2010, interest income on cash and cash equivalents was $1.1 million and $1.4 million, respectively, yielding 0.35% on average balances of $306.2 million and $391.1 million, respectively.

The “A” Participation Interest, representing our share of a pool of commercial real estate loans and related assets, was fully repaid during the fourth quarter of 2010. Interest income on the “A” Participation Interest was $13.0 million during the year ended December 31, 2010, yielding 6.86% on an average balance of $188.8 million. The “A” Participation Interest was purchased at a discount, which was accreted into income using the interest method. During the year ended December 31, 2010, we accreted $9.5 million of discount into interest income on loans.

2010 vs. 2009. Total interest income increased to $333.6 million for the year ended December 31, 2010 from $310.7 million for the year ended December 31, 2009, with an average yield on interest-earning assets of 5.97% for the year ended December 31, 2010 compared to 5.58% for the year ended December 31, 2009. During the years ended December 31, 2010 and 2009, interest income on loans was $260.4 million and $212.4 million, respectively, yielding 7.71% and 7.50% on average loan balances of $3.4 billion and $2.8 billion, respectively. During the years ended December 31, 2010 and 2009, $29.4 million and $11.4 million, respectively, of interest income was not recognized for loans on non-accrual status, which negatively impacted the yield on loans by 0.87% and 0.40%, respectively.

During the years ended December 31, 2010 and 2009, interest income from our investments, including available-for-sale and held-to-maturity securities, was $58.8 million and $46.5 million, respectively, yielding 3.65% and 4.64% on average balances of $1.6 billion and $1.0 billion, respectively. During the year ended December 31, 2010, we purchased $1.5 billion investment securities, available-for-sale and $9.7 million of investment securities, held-to-maturity, respectively, while $946.8 million and $85.4 million, respectively, of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the year ended December 31, 2009, we purchased $1.4 billion of investment securities, available-for-sale and $236.4 million of investment securities, held-to-maturity, respectively, while $1.2 billion and $23.4 million, respectively, of principal repayments were received.

During the years ended December 31, 2010 and 2009, interest income on cash and cash equivalents was $1.4 million and $4.3 million, respectively, yielding 0.35% and 0.53% on average balances of $391.1 million and $807.7 million, respectively.

Interest income on the commercial real estate “A” Participation Interest was $13.0 million and $47.5 million, during the years ended December 31, 2010 and 2009, respectively, yielding 6.86% and 5.23% on average balances of $188.8 million and $907.6 million, respectively. During the years ended December 31, 2010 and 2009, we accreted $9.5 million and $29.8 million, respectively, of discount into interest income on loans.

Interest Expense

2011 vs. 2010. Total interest expense decreased to $62.8 million for the year ended December 31, 2011 from $65.3 million for the year ended December 31, 2010. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities which was 1.19% and 1.34% during the years ended December 31, 2011 and 2010, respectively, partially offset by an increase in the average balances of our interest-bearing liabilities. Our average balances of interest-bearing liabilities, consisting of deposits and borrowings, were $5.3 billion and $4.9 billion during the years ended December 31, 2011 and 2010, respectively.

Our interest expense on deposits for the years ended December 31, 2011 and 2010 was $53.6 million and $60.1 million, respectively, with an average cost of deposits of 1.11% and 1.31%, respectively, on average balances of $4.8 billion and $4.6 billion, respectively. During the year ended December 31, 2011, $3.8 billion of our time deposits matured with a weighted average interest rate of 1.04% and $4.2 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.94%. During the year ended December 31, 2010, $4.7 billion of our time deposits matured with a weighted average interest rate of 1.44%, and $4.8 billion of new and renewed time deposits were issued at a weighted average interest rate of 1.11%. Additionally, during the year ended December 31, 2011, our weighted average interest rate of our liquid account deposits, which include savings and money market accounts, declined from 0.83% at the beginning of the year to 0.75% at the end of the year.

During the year ended December 31, 2011, our interest expense on borrowings, consisting of FHLB SF borrowings, was $9.2 million with an average cost of 2.02% on an average balance of $455.1 million. During the year ended December 31, 2011, there were $1.9 billion in advances taken and $1.8 billion of maturities. During the year ended December 31, 2010, our interest expense on FHLB SF borrowings was $5.2 million with an average cost of 1.92% on an average balance of $271.7 million. During the year ended December 31, 2010, there were $544.0 million in advances taken and $332.0 million of maturities.

2010 vs. 2009. Total interest expense decreased to $65.3 million for the year ended December 31, 2010 from $111.9 million for the year ended December 31, 2009. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities which was 1.34% and 2.36% during the years ended December 31, 2010 and 2009, respectively. Our average balances of interest-bearing liabilities were $4.9 billion and $4.7 billion during the years ended December 31, 2010 and 2009, respectively.

Our interest expense on deposits for the years ended December 31, 2010 and 2009 was $60.1 million and $109.4 million, respectively, with an average cost of deposits of 1.31% and 2.38%, respectively, on average balances of $4.6 billion for both periods. During the year ended December 31, 2010, $4.7 billion of our time deposits matured with a weighted average interest rate of 1.44%, and $4.8 billion of new and renewed time deposits were issued at a weighted average interest rate of 1.11%. During the year ended December 31, 2009, $5.9 billion of our time deposits, including brokered deposits, matured with a weighted average interest rate of 3.03%, and $5.3 billion of new and renewed time deposits were issued at a weighted average interest rate of 1.64%. Additionally, during the year ended December 31, 2010, our weighted average interest rate of our liquid account deposits, which include savings and money market accounts, declined from 1.06% at the beginning of the year to 0.83% at the end of the year.

During the year ended December 31, 2010, our interest expense on FHLB SF borrowings was $5.2 million with an average cost of 1.92% on an average balance of $271.7 million. During the year ended December 31, 2010, there were $544.0 million in advances taken and $332.0 million of maturities. During the year ended December 31, 2009, our interest expense on FHLB borrowings was $2.5 million with an average cost of 1.83% on an average balance of $133.2 million.

Net Interest Margin

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Years Ended December 31,
	2011			2010			2009
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Total interest-earning assets(1)	$6,016,613	$368,964	6.13%	$5,588,812	$333,625	5.97%	$5,571,407	$310,741	5.58%
Total interest-bearing liabilities(2)	5,263,196	62,802	1.19	4,859,847	65,267	1.34	4,738,114	111,873	2.36

Net interest spread		$306,162	4.94%		$268,358	4.63%		$198,868	3.22%

Net interest margin			5.09%			4.80%			3.57%

(1)	Interest-earning assets include cash and cash equivalents, investments, the “A” Participation Interest and loans.
(2)	Interest-bearing liabilities include deposits and borrowings.

Provision for Loan and Lease Losses

Our provision for loan and lease losses is based on our evaluation of the adequacy of the existing allowance for loan and lease losses in relation to total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans. For details of activity in our provision for loan and lease losses, see the Credit Quality and Allowance for Loan and Lease Losses section.

Non-interest Income

Non-interest income includes loan fees, servicing income, leased equipment income, gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, dividends, unrealized appreciation

(depreciation) on certain investments, other-than-temporary impairment on investment securities, available for sale, gains (losses) on derivatives, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities and other miscellaneous fees and expenses.

CapitalSource Bank services loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on the number of loans or other assets serviced. Loans serviced by CapitalSource Bank for the benefit of others were $2.5 billion and $4.7 billion as of December 31, 2011 and 2010, respectively, of which $1.0 billion and $2.5 billion, respectively, were owned by the Parent Company. CapitalSource Bank also provides tax, credit, treasury and other similar services to the Parent Company for which it receives fees.

2011 vs. 2010. Non-interest income increased to $41.7 million for the year ended December 31, 2011 from $30.3 million for the year ended December 31, 2010 primarily due to a $6.2 million increased in fees for services provided to the Parent Company, a $5.8 million increase in gains on the sales of loans, $4.7 million in gains on sales of investments, compared to no such gains during the prior year and $3.7 million in leased equipment income, compared to no such income in the prior year. These factors were partially offset by a $8.4 million decrease in loan servicing fees paid by the Parent Company to CapitalSource Bank.

2010 vs. 2009. Non-interest income decreased to $30.3 million for the year ended December 31, 2010 from $38.1 million for the year ended December 31, 2009 primarily due to an $8.3 million decrease in loan servicing fees paid by the Parent Company to CapitalSource Bank. This decrease in loan servicing fees was primarily a result of the sale of the remaining direct real estate investments and a decrease in the Parent Company’s loan portfolio. The decrease in non-interest income was also attributable to a $3.8 million decrease in gains on loan sales and a $2.4 million decrease in foreign currency exchange gains, partially offset by a $4.3 million increase in loan fees and a $2.8 million decrease in losses on derivatives.

Non-interest Expense

Non-interest expense includes compensation and benefits, professional fees, FDIC fees and assessments, loan sourcing and due diligence fees, expense of real estate owned and other foreclosed assets, net, travel expenses, occupancy expenses, insurance, depreciation and amortization, marketing and other general and administrative expense, and other expenses incurred in the normal course of business operations.

Prior to 2012 CapitalSource Bank relied on the Parent Company to refer loans and to provide loan origination due diligence services. For these services CapitalSource Bank paid the Parent Company fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. CapitalSource Bank also paid the Parent Company to perform certain underwriting and other services. These fees are eliminated in consolidation. The fees are included in other non-interest expense and were $51.2 million, $37.5 million and $14.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

2011 vs. 2010. Non-interest expense increased to $149.7 million for the year ended December 31, 2011 from $116.3 million for the year ended December 31, 2010. The increase was primarily due to a $13.7 million increase in loan referral and other fees, a $10.2 million increase in expense of real estate owned and other foreclosed assets, net, a $6.4 million increase in compensation and benefits, $2.7 million in leased equipment depreciation, compared to no such depreciation during the prior year and a $2.5 million increase in professional fees. These factors were partially offset by a $1.7 million decrease in FDIC fees and assessments.

2010 vs. 2009. Non-interest expense increased to $116.3 million for the year ended December 31, 2010 from $100.5 million for the year ended December 31, 2009. The increase was primarily due to a $22.9 million increase in loan referral and other fees and $2.6 million in expense of real estate owned and other foreclosed assets, net, compared to no such expense during the prior year. These factors were partially offset by a $1.7 million decrease in employee benefit costs, a $1.5 million decrease in FDIC fees and assessments and a $0.5 million recovery of unfunded commitments, compared to $3.7 million in provision for unfunded commitments during the prior year.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the year ended December 31, 2011, compared to the year ended December 31, 2010, and for the year ended December 31, 2010, compared to the year ended December 31, 2009, were as follows:

	Years Ended December 31,			2011 vs. 2010 % Change	2010 vs. 2009 % Change
	2011	2010	2009
	($ in thousands)
Interest income	$141,056	$315,934	$567,214	(55)%	(44)%
Interest expense	87,208	166,829	315,439	(48)	(47)
Provision for loan and lease losses	65,446	189,975	632,605	(66)	(70)
Non-interest income	123,951	100,381	747	23	13,338
Non-interest expense	300,652	276,739	308,698	9	(10)
Income tax (benefit) expense	(21,054)	(34,430)	142,542	39	(124)
Net loss from continuing operations	(167,245)	(182,798)	(831,323)	9	78

Interest Income

2011 vs. 2010. Interest income decreased to $141.1 million for the year ended December 31, 2011 from $315.9 million for the year ended December 31, 2010, primarily due to a decrease in average total interest-earning assets, including the impact of the deconsolidation of the 2006-A Trust in July 2010. During the year ended December 31, 2011, the average balance of interest-earning assets decreased by $1.9 billion, or 47.9%, compared to the year ended December 31, 2010, primarily due to the continued runoff of Parent Company loans. During the year ended December 31, 2011, yield on average interest-earning assets decreased to 6.69% from 7.80% for the year ended December 31, 2010.

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

Interest Expense

2011 vs. 2010. Total interest expense decreased to $87.2 million for the year ended December 31, 2011 from $166.8 million for the year ended December 31, 2010. The decrease was primarily due to a decrease in average interest-bearing liabilities of $1.7 billion, or 53.8%, primarily due to the reduction of the outstanding balances on our term debt and credit facilities. Our cost of borrowings increased to 5.99% for the year ended December 31, 2011 from 5.30% for the year ended December 31, 2010, as a result of the termination of our credit facilities, the deconsolidation of the 2006-A Trust and decreases in our remaining securitization balances during 2010, which generally had lower borrowing costs than the remaining outstanding borrowings, partially offset by the extinguishment of our 12.75% Senior Secured Notes during the third and fourth quarters of 2011.

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

Net Interest Margin

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Years Ended December 31,
	2011			2010			2009
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Total interest-earning assets(1)	$2,108,568	$141,056	6.69%	$4,048,597	$315,934	7.80%	$8,035,897	$567,214	7.06%
Total interest-bearing liabilities(2)	1,456,558	87,208	5.99	3,150,115	166,829	5.30	7,137,868	315,439	4.42

Net interest spread		$53,848	0.70%		$149,105	2.50%		$251,775	2.64%

Net interest margin			2.55%			3.68%			3.13%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.
(2)	Interest-bearing liabilities include secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Non-interest Income

2011 vs. 2010. Non-interest income increased to $124.0 million for the year ended December 31, 2011 from $100.4 million for the year ended December 31, 2010, primarily due to a $17.7 million increase in intercompany servicing and other fees, $11.9 million in gains on loan sales, compared to $24.1 million in losses on loan sales in the prior year. These factors were partially offset by a $16.7 million non-recurring gain on the deconsolidation of the 2006-A Trust during the prior year, a $6.8 million decrease in loan fees and a $4.4 million decrease in equity in earnings of subsidiaries.

2010 vs. 2009. Non-interest income increased to $100.4 million for the year ended December 31, 2010 from $0.7 million for the year ended December 31, 2009, primarily due to a $42.2 million increase in realized gains on sales of investments, a $19.4 million increase in dividend income, an $11.7 million decrease in other-than-temporary impairments on our available-for-sale securities and cost-basis investments and an $11.5 million decrease in unrealized losses on cost basis and other investments. The increase was also attributable to a $22.9 million increase in intercompany referral and other fees, a $16.7 million gain on the deconsolidation of the 2006-A Trust and $8.0 million in earnings in the equity of subsidiaries during the year ended December 31, 2010, compared to $1.3 million in losses during prior year. These increases were partially offset by a $13.6 million increase in loss on loan sales. In addition, the year ended December 31, 2009 included $15.3 million in gains on our residential mortgage investment portfolio. Our residential mortgage-backed securities were sold and the related derivatives were unwound during the first quarter of 2009. As such, there was no activity related to this portfolio during the year ended December 31, 2010.

Non-interest Expense

2011 vs. 2010. Non-interest expense increased to $300.7 million for the year ended December 31, 2011 from $276.7 million for the year ended December 31, 2010, primarily due to losses on extinguishment of debt, partially offset by a decrease in expense of real estate owned and other foreclosed assets, net and decreases in intercompany loan servicing fees, professional fees and occupancy expenses.

Losses on extinguishment of debt were $119.0 million for the year ended December 31, 2011, compared to gains of $0.9 million for the year ended December 31, 2010. The losses during 2011 included a $111.8 million loss related to the repurchase of our 12.75% Senior Secured Notes and a $7.2 million loss related to the repurchase of our 7.5% Convertible Debentures. The gains during 2010 were primarily attributable to the extinguishment of certain classes of our convertible debt.

Expense of real estate owned and other foreclosed assets, net decreased to $26.6 million for the year ended December 31, 2011 from $109.8 million for the year ended December 31, 2010, primarily due to a $32.1 million decrease in provision for losses related to loan assets acquired through foreclosure, a $21.1 million decrease in unrealized losses on real estate owned, a $13.1 million decrease in direct expenses related to real estate owned and other foreclosed assets and a $12.3 million decrease in real estate impairments.

The increase in non-interest expense was also due to the $6.2 million increase in fees for services provided by CapitalSource Bank, partially offset by an $8.4 million decrease in loan servicing fees paid to CapitalSource Bank, a $7.1 million decrease in professional fees and a $2.6 million decrease in occupancy expenses.

2010 vs. 2009. Non-interest expense decreased to $276.7 million for the year ended December 31, 2011 from $308.7 million for the year ended December 31, 2010, primarily due to a $19.8 million decrease in professional fees, a $16.6 million decrease in compensation and benefits due to decreases in headcount at the Parent Company, an $8.3 million decrease in loan servicing fees paid to CapitalSource Bank and gains on extinguishment of debt, partially offset by a $61.5 million increase in expense of real estate owned and other foreclosed assets, net as described below.

Expense of real estate owned and other foreclosed assets, net increased to $109.8 million for the year ended December 31, 2010 compared to $48.3 million for the year ended December 31, 2009, primarily due to a $42.1 million increase in provision for losses related to loans acquired through foreclosure, a $17.1 million increase in unrealized losses on real estate owned, a $10.8 million increase in direct expenses related to real estate owned and other foreclosed assets and a $10.5 million increase in real estate impairments, partially offset by a $12.9 million decrease in realized losses on sales of real estate owned.

Gains on extinguishment of debt were $0.9 million for the year ended December 31, 2010, compared to losses of $40.5 million for the prior year. The gains during 2010 were primarily attributable to the extinguishment of certain classes of our convertible debt. The losses during 2009 were primarily the result of exchanges of certain classes of our convertible debt into common stock, partially offset by the extinguishment of certain term debt securitizations.

Financial Condition

Consolidated

As of December 31, 2011 and 2010, our consolidated balance sheet included:

	December 31,
	2011	2010
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$524,032	$949,036
Investment securities, available-for-sale	1,188,002	1,522,911
Investment securities, held-to-maturity	111,706	184,473
Loans(2)	5,952,011	6,358,210
FHLB SF stock	27,792	19,370
Other investments	81,245	71,889

Total	$7,884,788	$9,105,889

Liabilities:
Deposits	$5,124,995	$4,621,273
FHLB SF borrowings	550,000	412,000

Total	$5,674,995	$5,033,273

(1)	As of December 31, 2011 and 2010, the amounts include restricted cash of $65.5 million and $128.6 million, respectively.
(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

Investment Securities, Available-for-Sale and Held-to-Maturity

Investment securities, available-for-sale, consists of discount notes issued by Fannie Mae, Freddie Mac and the Federal Home Loan Bank (“FHLB”) (“Agency discount notes”), callable notes issued by Fannie Mae, Freddie Mac, the FHLB and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), residential mortgage-backed securities rated AAA issued by non-government agencies (“Non-agency MBS”), corporate debt securities and U.S. Treasury and agency securities. CapitalSource Bank pledged a significant portion of its investment securities, available-for-sale, to the FHLB SF and the FRB as a source of borrowing capacity as of December 31, 2011. For additional information on our investment securities, available-for-sale, see Note 6, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

Investment securities, held-to-maturity, consists of commercial mortgage-backed securities rated AAA. For additional information on our investment securities, held-to-maturity, see Note 6, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

	December 31,
	2011	2010	2009
	($ in thousands)
Investment securities, available-for-sale:
Agency debt obligations(1)	$62,031	$431,292	$324,998
Agency MBS	994,797	870,155	418,390
Asset-backed securities	15,607	—	—
Collateralized loan obligations	17,763	12,249	1,326
Corporate debt	700	5,135	9,618
Equity securities	393	263	52,984
Municipal bond	3,235	—	—
Non-agency MBS	66,930	113,684	153,275
U.S. Treasury and agency securities	26,546	90,133	—

Total investment securities, available-for-sale	$1,188,002	$1,522,911	$960,591

Investment securities, held-to-maturity:
Commercial mortgage-backed securities	$111,706	$184,473	$242,078

(1)	Includes discount notes, callable notes, and debt notes issued by various Government Sponsored Enterprises (“GSEs”). As of December 31, 2011, the balance includes $62.0 million of securities issued by FHLB.

Investments by Maturity Dates

As of December 31, 2011, the carrying amounts, contractual maturities and weighted average yields of our investment securities were as follows:

	Due in One Year or Less	Due Between One and Five Years	Due Between Five and Ten Years(1)	Due after Ten Years(2)	Total
	($ in thousands)
Investment securities, available-for-sale:
Agency debt obligations	$24,713	$30,254	$7,064	$—	$62,031
Agency MBS	—	—	26,946	967,851	994,797
Asset-backed securities	—	—	15,607	—	15,607
Collateralized loan obligations	—	—	—	17,763	17,763
Corporate debt	—	700	—	—	700
Equity securities	—	—	—	393	393
Municipal bonds	—	3,235	—	—	3,235
Non-agency MBS	—	—	30,202	36,728	66,930
U.S. Treasury and agency securities	—	—	1,534	25,012	26,546

Total investment securities, available-for-sale	$24,713	$34,189	$81,353	$1,047,747	$1,188,002

Weighted average yield(3)	2.02%	3.94%	5.60%	3.06%	3.23%
Investment securities, held-to-maturity:
Commercial mortgage-backed securities	$—	$26,679	$58,938	$26,089	$111,706
Weighted average yield(3)	—%	8.28%	1.74%	4.98%	4.06%

(1)	Includes Agency and Non-agency MBS, with fair values of $26.9 million and $87.1 million, respectively, and weighted average expected maturities of approximately 2.45 years and 1.97 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2011.

(2)	Includes Agency and Non-agency MBS, including CMBS, with fair values of $967.9 million and $62.7 million, respectively, and weighted average expected maturities of approximately 2.62 years and 3.12 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2011. Includes securities with no stated maturity.
(3)	Calculated based on the amortized costs of the individual securities and does not reflect any changes in fair value of our investment securities, available for sale, which were recorded in accumulated other comprehensive income (loss).

Actual maturities of these securities may differ from contractual maturity dates because issuers may have the right to call or prepay obligations.

Loan Portfolio Composition

The outstanding unpaid principal balance of loans in our loan portfolio including loans held for sale by category as of December 31, 2011, 2010, 2009, 2008 and 2007 was as follows:

	December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Commercial	$3,544,590	$4,238,471	$5,036,455	$6,118,609	$6,334,670
Real estate	2,341,136	1,826,158	2,026,559	1,959,426	1,979,571
Real estate – construction	66,285	293,581	1,219,226	1,377,757	1,497,232

Total loans(1)	$5,952,011	$6,358,210	$8,282,240	$9,455,792	$9,811,473

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2011, we had a concentration of over 10% of our loan balances in four industries. These industries and their respective percentage to total loans were as follows:

Percentage of Total Loans
Healthcare and social assistance	19.9%
Real estate and rental and leasing	18.5%
Timeshare	11.0%
Administrative and support	10.1%

The loans within these industries are to 769 borrowers located throughout most of the United States (47 states and the District of Columbia). The largest loan was $111.8 million, which represented 1.9% of total loans, and was part of a total credit relationship with an outstanding balance of $219.2 million as of December 31, 2011.

Loan Balances by Maturities

As of December 31, 2011, the contractual maturities of our loan portfolio (including loans held for sale) were as follows:

	Due in One Year or Less	Due After One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$373,280	$2,734,146	$437,164	$3,544,590
Real estate	148,096	1,088,575	1,104,465	2,341,136
Real estate – construction	24,628	30,332	11,325	66,285

Total(1)	$546,004	$3,853,053	$1,552,954	$5,952,011

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

Sensitivity in Loans to Changes in Interest Rates

As of December 31, 2011, the total amount of loans due after one year with predetermined interest rates and floating or adjustable interest rates were as follows:

	Loans with Predetermined Rates(1)	Loans with Floating or Adjustable Rates	Total
	($ in thousands)
Commercial	$421,251	$2,653,520	$3,074,771
Real estate	917,541	1,207,176	2,124,717
Real estate – construction	—	41,657	41,657

Total loans(2)	$1,338,792	$3,902,353	$5,241,145

(1)	Represents loans for which the interest rate is fixed for the entire term of the loan.
(2)	Excludes loans on non-accrual status, the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2011, the composition of our loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial	Real Estate	Real Estate – Construction
	($ in thousands)
1-Month LIBOR	$1,172,292	$877,860	$—	$2,050,152	34%
2-Month LIBOR	22,315	1,279	—	23,594	1
3-Month LIBOR	763,231	139,981	—	903,212	15
6-Month LIBOR	131,217	81,805	—	213,022	3
9-Month LIBOR	1,149	—	—	1,149	1
1-Month EURIBOR	24,775	—	—	24,775	1
Prime	769,813	134,249	41,657	945,719	16
Other	75,360	30,978	—	106,338	1
Treasuries	1,991	15,914	—	17,905	1

Total adjustable rate loans	2,962,143	1,282,066	41,657	4,285,866	73
Fixed rate loans	430,838	954,632	—	1,385,470	23
Loans on non-accrual status	151,609	104,438	24,628	280,675	4

Total loans(1)	$3,544,590	$2,341,136	$66,285	$5,952,011	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

Credit Quality and Allowance for Loan and Lease Losses

Non-performing loans are loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and other loans identified as TDRs as defined by GAAP.

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

The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

	December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Non-accrual loans
Commercial(1)	$151,609	$366,417	$406,002	$283,997	$146,553
Real estate(2)	104,438	131,758	208,848	38,860	16,097
Real estate – construction(3)	24,628	200,611	453,235	94,207	22,044

Total loans on non-accrual	$280,675	$698,786	$1,068,085	$417,064	$184,694

Accruing loans contractually past-due 90 days or more
Commercial	$—	$3,244	$43,213	$7,429	$2,227
Real estate	5,603	6,238	—	24,135	—
Real estate – construction	—	39,806	23,780	—	—

Total accruing loans contractually past-due 90 days or more	$5,603	$49,288	$66,993	$31,564	$2,227

Troubled debt restructurings(4)
Commercial	$106,614	$118,988	$96,415	$139,948	$139,801
Real estate	35,724	35,689	15,328	1,404	1,476
Real estate – construction	30,332	—	—	—	—

Total troubled debt restructurings	$172,670	$154,677	$111,743	$141,352	$141,277

Total non-performing loans
Commercial	$258,223	$488,649	$545,630	$431,374	$288,581
Real estate	145,765	173,685	224,176	64,399	17,573
Real estate – construction	54,960	240,417	477,015	94,207	22,044

Total non-performing loans	$458,948	$902,751	$1,246,821	$589,980	$328,198

(1)	Includes $2.0 million, $0.8 million and $1.5 million of loans held for sale as of December 31, 2011, 2010 and 2008, respectively. There were no non-accrual commercial loans held for sale as of December 31, 2009 and 2007.
(2)	Includes $0.9 million of non-accrual real estate loans held for sale as of December 31, 2011. There were no non-accrual real estate loans held for sale as of December 31, 2010, 2009, 2008 and 2007.
(3)	Includes $13.9 million, $0.7 million and $7.0 million of loans held for sale as of December 31, 2010, 2009 and 2008, respectively. There were no non-accrual real estate construction loans held for sale as of December 31, 2011 and 2007.
(4)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

The decrease in the non-performing loan balance from December 31, 2010 to December 31, 2011 is primarily due to payoffs, charge offs, sales and foreclosures on those loans, and a decrease in the number of loans that became non-performing during 2011.

Potential problem loans are loans that are not considered non-performing loans, as disclosed above, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Such defaults could eventually result in the loans being reclassified as non-performing loans. As of December 31, 2011, we had $4.8 million in potential problem loans related to 11 loans for which we have determined that it is probable that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis. As of December 31, 2010, we had $83.0 million in potential problem loans, primarily related to an impaired loan that was restructured during the first quarter of 2011.

Of our non-accrual loans, $4.3 million were 30-89 days delinquent and $90.2 million were over 90 days delinquent as of December 31, 2011, and $22.4 million were 30-89 days delinquent and $270.5 million were over 90 days delinquent as of December 31, 2010. Accruing loans 30-89 days delinquent were $8.4 million and $5.4 million as of December 31, 2011 and December 31, 2010, respectively.

Most of our real estate construction loans include an interest reserve that is established upon origination of the loan. We recognize interest income from the reserve during the construction period as long as the interest is deemed collectible. As part of our ongoing credit review process, we monitor the construction of the underlying real estate to determine whether the project is progressing as originally planned. If we determine that adverse changes have occurred such that full payment of principal and interest is no longer expected, we will place the loan on non-accrual status and establish a specific reserve or charge off a portion of the principal balance, as appropriate.

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

Additionally, our risk rating policies require that the assignment of a risk rating should consider whether the capitalization of interest may be masking other performance related issues. The adequacy of the interest reserve generally is evaluated each time a risk rating conclusion is required or rendered with particular attention paid to the underlying value of the collateral and its ongoing support of the transaction. Obtaining updated third-party valuations is considered when significant negative variances to expected performance exist. Generally, our policy on updating appraisals is to obtain current appraisals subsequent to the impairment date if there are significant changes to the underlying assumptions from the most recent appraisal. Some factors that could cause significant changes include the passage of more than twelve months since the time of the last appraisal; the volatility of the local market; the availability of financing; the number of competing properties; new improvements to or lack of maintenance of the subject property or competing surrounding properties; a change in zoning; environmental contamination; or failure of the project to meet material assumptions of the original appraisal. We generally consider appraisals to be current if they are dated within the past twelve months. However, we may obtain an updated appraisal on a more frequent basis if in our determination there are significant changes to the underlying assumptions from the most recent appraisal. As of December 31, 2011, $96.3 million of our collateral dependent loans had an appraisal older than twelve months. The fair value of the collateral for these loans was determined through inputs outside of appraisals, including actual and comparable sales transactions, broker price opinions and other relevant data.

Five of the 18 loans that comprise our real estate construction portfolio as of December 31, 2011 have been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans and/or work-out efforts that were best achieved via a restructuring.

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

Interest income recognized on the real estate construction loan portfolio was $3.7 million, $20.9 million and $67.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cumulative capitalized interest on the real estate construction loan portfolio was $11.6 million and $301.8 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, $55.0 million, or 82.9%, and $240.4 million, or 81.9%, respectively, of the total real estate construction loan portfolio was non-performing.

The activity in the allowance for loan and lease losses for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 was as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Balance as of beginning of year	$329,122	$586,696	$423,844	$138,930	$120,575
Charge offs:
Commercial	(162,577)	(145,681)	(308,554)	(206,822)	(46,314)
Real estate	(50,878)	(112,504)	(76,919)	(16,173)	(2,416)
Real estate – construction	(32,787)	(126,912)	(204,381)	(49,188)	(9,664)

Total charge offs	(246,242)	(385,097)	(589,854)	(272,183)	(58,394)

Recoveries
Commercial	5,693	827	11,299	1,122	—
Real estate	12,128	97	16	—	13
Real estate – construction	1,105	6	46	161	892

Total recoveries	18,926	930	11,361	1,283	905

Net charge offs	(227,316)	(384,167)	(578,493)	(270,900)	(57,489)
Charge offs upon transfer to held for sale	(41,160)	(42,353)	(33,907)	(20,991)	(1,732)
Deconsolidation of 2006-A Trust	—	(138,134)	—	—	—
Provision for loan and lease losses	92,985	307,080	775,252	576,805	77,576

Balance as of end of year	$153,631	$329,122	$586,696	$423,844	$138,930

Allowance for loan and lease losses ratio	2.7%	5.4%	7.1%	4.5%	1.4%

Provision for loan and lease losses as a percentage of average loans outstanding	1.6%	4.2%	9.4%	6.1%	0.9%

Net charge offs as a percentage of average loans outstanding	4.6%	5.8%	7.3	3.1%	0.6%

The allowance for loan and lease losses allocated to each category of loans and the percentage of each category to our total loan portfolio as of December 31, 2011, 2010, 2009, 2008 and 2007 was as follows:

	December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Allocation by Category
Commercial	$103,327	$229,144	$261,392	$306,505	$112,374
Real estate	50,103	78,572	138,575	67,698	14,413
Real estate – construction	201	21,406	186,729	49,641	12,143

Total allowance for loan and lease losses	$153,631	$329,122	$586,696	$423,844	$138,930

Percentage of Total Loan Portfolio by Category
Commercial	59.6%	66.7%	60.7%	64.7%	64.6%
Real estate	39.3%	28.7%	24.6%	20.7%	20.2%
Real estate – construction	1.1%	4.6%	14.7%	14.6%	15.2%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Our allowance for loan and lease losses decreased by $175.5 million to $153.6 million as of December 31, 2011 from $329.1 million as of December 31, 2010. This decrease consisted of a $123.0 million decrease in general reserves and a $52.5 million decrease in specific reserves on impaired loans as further described below.

The decrease in the general reserves was driven by loans from older origination vintages that had higher historical loss factors paying off, paying down or becoming impaired. This decrease was only partially offset by additions to the general reserve from new loan originations that were comprised of loan types with lower historical loss factors. As of December 31, 2011, the unpaid principal balance of non-impaired loans had decreased to $5.3 billion and the general reserves allocated to that portfolio had decreased to $127.2 million, representing an effective reserve percentage of 2.4%. As of December 31, 2010, the unpaid principal balance of non-impaired loans was $5.4 billion and the general reserves allocated to that portfolio were $250.2 million, representing an effective reserve percentage of 4.6%. The lower effective reserve percentage was attributable to the loan composition of the portfolio as of December 31, 2011 having more favorable credit loss characteristics based on historical experience than the loan portfolio as of December 31, 2010.

The decrease in specific reserves for the year ended December 31, 2011 was related to new specific reserves of $216.0 million, which were partially offset by net charge offs of $268.5 million taken during the period. The carrying values of our impaired loans reflect incurred losses that are inherent in our loan portfolio.

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

We employ a formal quarterly process to both identify impaired loans and record appropriate specific reserves based on available collateral and other borrower-specific information. As of December 31, 2011, the unpaid principal balance of impaired loans was $425.3 million with a specific allowance attributable to that portfolio of $26.4 million. Additionally, as of December 31, 2011, $191.3 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of December 31, 2011 of $217.7 million represented an expected total loss of 33.3% of the legal balance of $654.6 million (the December 31, 2011 balance plus amounts previously charged off). As of December 31, 2010, the unpaid principal balance of impaired loans was $931.2 million with a specific allowance attributable to that portfolio of $79.0 million. Additionally, as of December 31, 2010, $463.1 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total prior charge offs and specific reserves as of December 31, 2010 of $505.3 million represented an expected total loss of 37.2% of the legal balance of $1.4 billion (the December 31, 2010 balance plus amounts previously charged off). The higher effective total loss percentage as of December 31, 2010 was due to impaired loans that had high cumulative charge offs and specific reserves that were resolved during the period.

CapitalSource Bank Segment

As of December 31, 2011 and 2010, the CapitalSource Bank segment included:

	December 31,
	2011	2010
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$317,455	$377,054
Investment securities, available-for-sale	1,159,119	1,510,384
Investment securities, held-to-maturity	111,706	184,473
Loans(2)	4,917,335	3,848,511
FHLB SF stock	27,792	19,370

Total	$6,533,407	$5,939,792

Liabilities:
Deposits	$5,124,995	$4,621,273
FHLB SF borrowings	550,000	412,000

Total	$5,674,995	$5,033,273

(1)	As of December 31, 2011 and 2010, the amounts included restricted cash of $0.8 million and $23.5 million, respectively.
(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 4, Cash and Cash Equivalents and Restricted Cash, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consists of Agency discount notes, Agency callable notes, Agency debt, Agency MBS, Non-agency MBS, corporate debt securities and U.S. Treasury and agency securities. CapitalSource Bank pledged a significant portion of its investment securities, available-for-sale, to the FHLB SF and the FRB as a source of borrowing capacity as of December 31, 2011. For additional information, see Note 6, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity, consists of AAA-rated commercial mortgage-backed securities. For additional information on our investment securities, held-to-maturity, see Note 6, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

CapitalSource Bank Segment Loan Portfolio Composition

Total CapitalSource Bank loan portfolio reflected in the portfolio statistics below includes loans held for sale of $129.9 million and $14.2 million as of December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	December 31,
	2011		2010
	($ in thousands)
Commercial	$2,682,407	54%	$2,029,407	53%
Real estate	2,223,603	45	1,634,062	42
Real estate – construction	11,325	1	185,042	5

Total(1)	$4,917,335	100%	$3,848,511	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2011, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$231,545	$2,013,800	$437,062	$2,682,407
Real estate	114,307	1,011,526	1,097,770	2,223,603
Real estate – construction	—	—	11,325	11,325

Total loans(1)	$345,852	$3,025,326	$1,546,157	$4,917,335

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2011, approximately 78% of the adjustable rate portfolio was subject to an interest rate floor and was accruing interest. Due to low market interest rates as of December 31, 2011, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 1.53% as of December 31, 2011. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of December 31, 2011, the composition of CapitalSource Bank loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial	Real Estate	Real Estate – Construction
	($ in thousands)
1-Month LIBOR	$845,206	$815,567	$—	$1,660,773	33%
2-Month LIBOR	22,315	1,279	—	23,594	1
3-Month LIBOR	612,352	125,440	—	737,792	15
6-Month LIBOR	131,217	81,805	—	213,022	4
9-Month LIBOR	1,149	—	—	1,149	1
Prime	528,740	128,646	11,325	668,711	13
Other	75,360	30,978	—	106,338	2
Treasuries	1,991	15,914	—	17,905	1

Total adjustable rate loans	2,218,330	1,199,629	11,325	3,429,284	70
Fixed rate loans	412,278	954,514	—	1,366,792	28
Loans on non-accrual status	51,799	69,460	—	121,259	2

Total loans(1)	$2,682,407	$2,223,603	$11,325	$4,917,335	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

Credit Quality and Allowance for Loan and Lease Losses

The outstanding unpaid principal balances of non-performing loans in the CapitalSource Bank loan portfolio as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	($ in thousands)
Non-accrual loans
Commercial	$51,799	$45,919
Real estate	69,460	70,438
Real estate – construction	—	131,940

Total loans on non-accrual	$121,259	$248,297

Accruing loans contractually past-due 90 days or more
Commercial	$—	$272

Total accruing loans contractually past-due 90 days or more	$—	$272

Troubled debt restructurings(1)
Real estate	35,724	35,689

Total troubled debt restructurings	$35,724	$35,689

Total non-performing loans
Commercial	$51,799	$46,191
Real estate	105,184	106,127
Real estate – construction	—	131,940

Total non-performing loans	$156,983	$284,258

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

We had 11 potential problem loans with an unpaid principal balance of $4.8 million as of December 31, 2011, and one potential problem loan with an unpaid principal balance of $76.2 million as of December 31, 2010.

Of our non-accrual loans, $1.9 million and $3.9 million were 30-89 days delinquent, and $17.7 million and $69.8 million were over 90 days delinquent as of December 31, 2011 and 2010, respectively. Accruing loans 30-89 days delinquent were $8.0 million and $5.3 million as of December 31, 2011 and 2010, respectively.

The activity in the allowance for loan and lease losses for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Balance as of beginning of year	$124,878	$152,508	$55,600
Charge offs:
Commercial	(5,237)	(4,854)	(10,919)
Real estate	(33,959)	(70,437)	(21,134)
Real estate – construction	(11,530)	(46,103)	(73,245)

Total charge offs	(50,726)	(121,394)	(105,298)
Recoveries:
Commercial	604	—	—
Real estate	11,670	—	—
Real estate – construction	1,019	—	—

Total recoveries	13,293	—	—

Net charge offs	(37,433)	(121,394)	(105,298)
Charge offs upon transfer to held for sale	(20,334)	(23,341)	(11,175)
Provision for loan and lease losses:
General	(38,410)	(11,003)	78,400
Specific	65,949	128,108	134,981

Total provision for loan and lease losses	27,539	117,105	213,381

Balance as of end of year	$94,650	$124,878	$152,508

Allowance for loan and lease losses ratio	2.0%	3.3%	5.0%

Provision for loan and lease losses as a percentage of average loans outstanding	0.7%	3.4%	7.3%

Net charge offs as a percentage of average loans outstanding	1.4%	4.2%	3.8%

Our allowance for loan and lease losses decreased by $30.2 million to $94.7 million as of December 31, 2011 from $124.9 million as of December 31, 2010. This decrease was comprised of a $38.4 million decrease in general reserves and an $8.2 million increase in specific reserves on impaired loans.

The decrease in the general reserves was driven by loans from older origination vintages that had higher historical loss factors paying off, paying down or becoming impaired. This decrease was only partially offset by additions to the general reserve from new loan originations that were comprised of loan types with lower historical loss factors. As of December 31, 2011, the unpaid principal balance of non-impaired loans had increased to $4.7 billion and the general reserves allocated to that portfolio were $84.6 million, representing an effective reserve percentage of 1.8%. As of December 31, 2010, the unpaid principal balance of non-impaired loans was $3.5 billion and the general reserves allocated to that portfolio were $123.0 million, representing an effective reserve percentage of 3.5%. The reduction in the effective reserve percentage was attributable to the loan composition of the portfolio as of December 31, 2011 having more favorable credit loss characteristics based on historical experience than the loan portfolio as of December 31, 2010.

The increase in specific reserves for the year ended December 31, 2011 was related to new specific reserves of $65.9 million, which were partially offset by net charge offs of $57.8 million taken during the period. The carrying values of our impaired loans reflect incurred losses that are inherent in our loan portfolio.

We believe the origination strategy and underwriting practices in place support a loan portfolio with normal, acceptable degrees of credit risk. We acknowledge, however, that some of our lending products have greater credit risk than others. The categories with more credit risk than others are those that have comprised a greater degree of our historical charge offs. For the years ended December 31, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception comprised 71% and 93%, respectively, of those years’ charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception have a higher degree of credit risk than other lending products in our portfolio. As of December 31, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception totaled $202.6 million and $449.5 million, respectively, or 4.1% and 11.7% of total loans, respectively.

During the years ended December 31, 2011 and 2010, loans with an aggregate carrying value of $146.0 million and $374.2 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $1.6 million as of December 31, 2011. There were no specific reserves allocated to loans that were involved in TDRs as of December 31, 2010.

During 2010, CapitalSource Bank restructured, in TDRs, three commercial real estate loans into new loans using an “A note / B note” structure in which the B note component has been fully charged off. The contractual principal balances of these three loans prior to the restructurings totaled $91.6 million. In connection with the restructurings, $8.8 million of debt was forgiven and charged off, and $4.9 million was collected as principal payments, leaving $59.9 million of A notes and $18.2 million of B notes. In March 2011, one of these A / B note arrangements with an aggregate carrying value of $21.1 million as of December 31, 2010 was repaid in full, including the previously charged off B note. As of December 31, 2011, the aggregate carrying value of the remaining two A notes was $35.7 million, and as of December 31, 2010, the aggregate carrying value of the three A notes was $56.5 million. The B notes had no aggregate carrying value as of December 31, 2011 and 2010. During the year ended December 31, 2011, the remaining two A notes that were TDRs with an aggregate carrying value of $35.7 million were no longer considered as impaired as they performed in accordance with market-based restructured terms for twelve consecutive months.

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

FHLB SF Stock

Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2011.

Deposits

As of December 31, 2011 and 2010, a summary of CapitalSource Bank’s deposits by product type and the maturities of the certificates of deposit were as follows:

	December 31,
	2011		2010
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$260,032	0.73%	$236,811	0.78%
Savings	836,521	0.76	694,157	0.84
Certificates of deposit	4,028,442	1.14	3,690,305	1.27

Total interest-bearing deposits	$5,124,995	1.06	$4,621,273	1.18

	December 31, 2011
	Balance	Weighted Average Rate
	($ in thousands)
Remaining maturity of certificates of deposit:
0 to 3 months	$1,243,959	1.08%
4 to 6 months	819,174	1.00
7 to 9 months	781,059	1.15
10 to 12 months	744,713	1.13
Greater than 12 months	439,537	1.61

Total certificates of deposit	$4,028,442	1.14

For the years ended December 31, 2011 and 2010, the average balances and the weighted average interest rates on deposit categories in excess of 10% of average total deposits were as follows:

	December 31,
	2011		2010
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	($ in thousands)
Savings deposits	$1,032,580	0.80%	$956,736	0.87%
Time deposits	3,775,561	1.20	3,631,404	1.43

Total deposits	$4,808,141	1.11	$4,588,140	1.31

As of December 31, 2011, the composition of certificates of deposit in the amount of $100,000 or more and categorized by time remaining to maturity was as follows ($ in thousands):

0 to 3 months	$609,621
4 to 6 months	380,940
7 to 12 months	823,506
Greater than 12 months	228,989

Total certificates of deposit in the amount of $100,000 or more	2,043,056

All other certificates of deposit	1,985,386

Total certificates of deposit	$4,028,442

FHLB SF Borrowings

FHLB SF borrowings increased to $550.0 million as of December 31, 2011 from $412.0 million as of December 31, 2010. These borrowings were used primarily for interest rate risk management and short-term funding purposes. The weighted average remaining maturities of the borrowings were approximately 3.7 years and 2.3 years as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

	Balance	Weighted Average Rate
	($ in thousands)
Less than 1 year	$53,000	2.01%
After 1 year through 2 years	43,000	1.35
After 2 years through 3 years	85,000	1.74
After 3 years through 4 years	95,000	2.08
After 4 years through 5 years	199,000	1.96
After 5 years	75,000	2.34

Total	$550,000	1.96

Other Commercial Finance Segment

As of December 31, 2011 and 2010, the Other Commercial Finance segment included:

	December 31,
	2011	2010
	($ in thousands)
Assets:
Investment securities, available-for-sale	$28,883	$12,527
Loans(1)	1,034,676	2,509,699
Other investments(2)	57,472	71,877

Total	$1,121,031	$2,594,103

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.
(2)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

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

Other Commercial Finance Segment Loan Portfolio Composition

Total Other Commercial Finance loan portfolio reflected in the portfolio statistics below includes loans held for sale of $63.1 million and $0.7 million as of December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	December 31,
	2011		2010
	($ in thousands)
Commercial	$862,183	83%	$2,209,064	88%
Real estate	117,533	12	192,096	8
Real estate – construction	54,960	5	108,539	4

Total(1)	$1,034,676	100%	$2,509,699	100%

As of December 31, 2011, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$141,735	$720,346	$102	$862,183
Real estate	33,789	77,049	6,695	117,533
Real estate – construction	24,628	30,332	—	54,960

Total(1)	$200,152	$827,727	$6,797	$1,034,676

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of December 31, 2011, approximately 78% of the adjustable rate loan portfolio comprised loans that are subject to an interest rate floor and were accruing interest. Due to low market interest rates as of December 31, 2011, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 1.88% as of December 31, 2011. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of December 31, 2011, the composition of Other Commercial Finance loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial	Real Estate	Real Estate - Construction
	($ in thousands)
1-Month LIBOR	$327,086	$62,293	$—	$389,379	38%
3-Month LIBOR	150,879	14,541	—	165,420	16
1-Month EURIBOR	24,775	—	—	24,775	2
Prime	241,073	5,603	30,332	277,008	27

Total adjustable rate loans	743,813	82,437	30,332	856,582	83
Fixed rate loans	18,560	118	—	18,678	2
Loans on non-accrual status	99,810	34,978	24,628	159,416	15

Total loans(1)	$862,183	$117,533	$54,960	$1,034,676	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

Credit Quality and Allowance for Loan and Lease Losses

The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	($ in thousands)
Non-accrual loans
Commercial	$99,810	$320,498
Real estate	34,978	61,320
Real estate – construction	24,628	68,671

Total loans on non-accrual	$159,416	$450,489

Accruing loans contractually past-due 90 days or more
Commercial	$—	$2,972
Real estate	5,603	6,238
Real estate – construction	—	39,806

Total accruing loans contractually past-due 90 days or more	$5,603	$49,016

Troubled debt restructurings(1)
Commercial	$106,614	$118,988
Real estate – construction	30,332	—

Total troubled debt restructurings	$136,946	$118,988

Total non-performing loans
Commercial	$206,424	$442,458
Real estate	40,581	67,558
Real estate – construction	54,960	108,477

Total non-performing loans	$301,965	$618,493

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

We had no potential problem loans as of December 31, 2011, and we had $6.8 million in potential problem loans as of December 31, 2010.

Of our non-accrual loans, $2.4 million and $18.5 million were 30-89 days delinquent, and $72.5 million and $200.7 million were over 90 days delinquent as of December 31, 2011 and 2010, respectively. Accruing loans 30-89 days delinquent were $0.4 million and $0.1 million as of December 31, 2011 and 2010, respectively.

The activity in the allowance for loan and lease losses for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Balance as of beginning of year	$204,244	$434,188	$368,244
Charge offs:
Commercial	(157,340)	(140,827)	(297,635)
Real estate	(16,919)	(42,067)	(55,785)
Real estate – construction	(21,257)	(80,809)	(131,136)

Total charge offs	(195,516)	(263,703)	(484,556)
Recoveries:
Commercial	5,089	827	11,299
Real estate	458	97	16
Real estate – construction	86	6	46

Total recoveries	5,633	930	11,361

Net charge offs	(189,883)	(262,773)	(473,195)
Charge offs upon transfer to held for sale	(20,826)	(19,012)	(22,732)
Deconsolidation of 2006-A term debt securitization	—	(138,134)	—
Provision for loan and lease losses:
General	(84,560)	(117,161)	55,303
Specific	150,006	307,136	506,568

Total provision for loan and lease losses	65,446	189,975	561,871

Balance as of end of year	$58,981	$204,244	$434,188

Allowance for loan and lease losses ratio	6.1%	8.8%	8.3%

Provision for loan and lease losses as a percentage of average loans outstanding	4.1%	4.8%	10.4%

Net charge offs as a percentage of average loans outstanding	13.1%	7.2%	9.5%

Our allowance for loan and lease losses decreased by $145.2 million to $59.0 million as of December 31, 2011 from $204.2 million as of December 31, 2010. This decrease comprised an $84.6 million decrease in general reserves and a $60.7 million decrease in specific reserves on impaired loans as further described below.

The decrease in general reserves was a result of loan payoffs, sales and foreclosures. Our loans in categories with the greatest historical loss experience continue to pay off or be otherwise resolved. As of December 31, 2011, the unpaid principal balance of non-impaired loans had decreased to $670.4 million and the general reserves allocated to that portfolio were $42.6 million, representing an effective reserve percentage of 6.4%. As of December 31, 2010, the unpaid principal balance of non-impaired loans was $1.9 billion and the general reserves allocated to that portfolio were $127.2 million, representing an effective reserve percentage of 6.7%.

The decrease in specific reserves for the year ended December 31, 2011 was related to new specific reserves of $150.0 million, which were offset by net charge offs of $210.7 million taken during the period. The carrying values of our impaired loans reflect incurred losses that are inherent in our loan portfolio.

In the Other Commercial Finance portfolio, the areas with more credit risk than others are those that have comprised a greater degree of our historical charge offs. For the years ended December 31, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to 2009 comprised 22% and 48%, respectively, of those years’ charge offs. As such, we believe commercial real estate loans originated prior to 2009 have a higher degree of credit risk than other lending products in our portfolio. As of December 31, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to 2009 totaled $101.1 million and $210.8 million, respectively, or 9.8% and 8.4% of total loans, respectively. Additionally, cash flow based commercial loans originated prior to 2009 are considered to be higher risk based on historical charge offs. For the years ended December 31, 2011 and 2010, cash flow based commercial loans originated prior to 2009 comprised 55% and 40%, respectively, of those years’ charge offs. As of December 31, 2011 and 2010, cash flow based commercial loans originated prior to 2009 totaled $588.7 million and $1.4 billion, respectively, or 56.9% and 55.4% of total loans, respectively.

During the years ended December 31, 2011 and 2010, loans with an aggregate carrying value of $204.9 million and $645.6 million, respectively, as of their respective restructuring dates, were involved in TDRs. Additionally, loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $5.8 million and $35.5 million as of December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

We separately manage the liquidity of CapitalSource Bank and the Parent Company as required by regulation. Our liquidity management is based on our assumptions related to expected cash inflows and outflows that we believe are reasonable. These include our assumption that substantially all newly originated loans will be funded by CapitalSource Bank.

As of December 31, 2011, we had $1.4 billion of unfunded commitments to extend credit to our clients, of which $944.7 million were commitments of CapitalSource Bank and $408.0 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion to future fundings by us, and our clients may draw on these unfunded commitments at any time. We forecast adequate liquidity to fund the expected borrower draws under these commitments.

The information contained in this section should be read in conjunction with, and is subject to and qualified by the information set forth under Item 1A, Risk Factors, and the Cautionary Note Regarding Forward Looking Statements in this Annual Report on Form 10-K.

CapitalSource Bank Liquidity

CapitalSource Bank’s primary sources of liquidity include: deposits, payments of principal and interest on loans and securities, cash equivalents and borrowings from the FHLB SF. Secondary sources of liquidity may also include: capital contributions and borrowings from the Parent Company, borrowings from banks or the Federal Reserve Bank and the issuance of debt securities. We intend to maintain sufficient liquidity at CapitalSource Bank to meet depositor demands and fund loan commitments and operations as well as to maintain liquidity ratios required by our regulators.

CapitalSource Bank’s primary uses of liquidity include: funding new and existing loans, purchasing investment securities, funding net deposit outflows, paying operating expenses, payment of income taxes pursuant to our intercompany tax allocation arrangement and the payment of dividends. CapitalSource Bank operates in accordance with the remaining conditions imposed and contractual agreements entered in connection with regulatory approvals obtained upon its formation, including requirements that CapitalSource Bank is required to maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well- capitalized” under relevant banking regulations. In addition, we have a policy to maintain 7.5% of CapitalSource Bank’s assets in unencumbered cash, cash equivalents and investments. In accordance with regulatory guidance, we have identified, modeled and planned for the financial, capital and liquidity impact of various events and scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, a material increase in loan funding obligations, a material increase in credit costs or any combination of these events. We anticipate that CapitalSource Bank would be able to maintain sufficient liquidity and ratios in excess of its required minimum ratios in these events and scenarios.

CapitalSource Bank’s primary source of liquidity is deposits, most of which are in the form of certificates of deposit. As of December 31, 2011, deposits at CapitalSource Bank were $5.1 billion. We utilize various product, pricing and promotional strategies in our deposit business, so that we are able to obtain and maintain sufficient deposits to meet our liquidity needs. For additional information, see Note 9, Deposits, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

CapitalSource Bank supplements its liquidity with borrowings from the FHLB SF. As of December 31, 2011, CapitalSource Bank had financing availability with the FHLB SF equal to 35% of CapitalSource Bank’s total assets. The maximum financing available under this formula was $2.3 billion and $1.2 billion as of December 31, 2011 and 2010, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of December 31, 2011, securities collateral with an estimated fair value of $498.1 million and loans with an unpaid principal balance of $459.5 million were pledged to the FHLB SF. Securities and loans pledged to the FHLB SF are subject to an advance rate in determining borrowing capacity.

As of December 31, 2011 and 2010, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	December 31,
	2011	2010
	($ in thousands)
Borrowing capacity	$838,531	$885,842
Less: outstanding principal	(550,000)	(412,000)
Less: outstanding letters of credit	(600)	(600)

Unused borrowing capacity	$287,931	$473,242

CapitalSource Bank participates in the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of December 31, 2011, collateral with an estimated fair value of $94.3 million had been pledged under this program, and there were no borrowings outstanding under this program.

CapitalSource Bank also maintains a portfolio of investment securities. As of December 31, 2011, CapitalSource Bank had $316.6 million of cash and cash equivalents and $1.2 billion in investment securities, available-for-sale. The investment portfolio comprises primarily highly liquid securities that can be sold and converted to cash if additional liquidity needs arise.

Parent Company Liquidity

The Parent Company’s primary sources of liquidity include cash and cash equivalents, income tax payments from CapitalSource Bank pursuant to our intercompany tax allocation arrangement, payments of principal and interest on loans, asset sales and dividends from CapitalSource Bank. The Parent Company also has access to secondary sources of liquidity including bank borrowings and the issuance of debt and equity securities.

The Parent Company’s primary uses of liquidity include interest and principal payments on our existing debt, operating expenses, tax payments, share repurchases pursuant to our Stock Repurchase Program, any dividends that we may pay and the funding of unfunded commitments. The Parent Company is required to repurchase its 7.25% Convertible Debentures in cash at the option of the noteholders on July 15, 2012. As of December 31, 2011, the outstanding principal balance on the 7.25% Convertible Debentures was $29.0 million.

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of December 31, 2011, there were no amounts outstanding under this facility.

In December 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock over a period of up to two years, and during the year ended December 31, 2011, our Board of Directors authorized the repurchase of an additional $435.0 million of our common stock during such period (in the aggregate, the “Stock Repurchase Program”). During the year ended December 31, 2011, we repurchased 70.2 million shares of our common stock under the Stock Repurchase Program at an average price of $6.22 per share for a total purchase price of $436.9 million. In February 2012, our Board of Directors authorized an increase of $200.0 million to the Stock Repurchase Program. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

For additional information, see Note 12, Shareholders’ Equity, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

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

We evaluate all SPEs with which we are affiliated to determine whether such entities must be consolidated for financial statement purposes. If we determine that such entities represent variable interest entities, we consolidate these entities if we also determine that we are the primary beneficiary of the entity. For special purpose entities for which we determine we are not the primary beneficiary, we account for our economic interests in these entities in accordance with the nature of our investments. The assets and related liabilities of all special purpose entities that we use to issue our term debt are recognized in our accompanying audited consolidated balance sheets as of December 31, 2011 and 2010.

Commitments, Guarantees & Contingencies

As of December 31, 2011 and 2010, we had unfunded commitments to extend credit to our clients of $1.4 billion and $1.9 billion, respectively, of which $35.3 million and $29.7 million, respectively, was to related parties excluding a $150.0 million revolving credit facility the Parent Company provides to Capital Source Bank, which had no balance as of December 31, 2011. For additional information, see Note 20, Related Party Transactions, in our accompanying audited consolidated financial statements for the year ended December 31, 2011. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. Additional information on these contingencies is included in Note 19, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2011, and Liquidity and Capital Resources herein.

We have non-cancelable operating leases for office space and office equipment, which expire over the next thirteen years and contain provisions for certain annual rental escalations. For additional information, see Note 19, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

We provide standby letters of credit in conjunction with several of our lending arrangements. As of December 31, 2011 and 2010, we had issued $79.4 million and $143.4 million, respectively, in letters of credit which expire at various dates over the next nine years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $1.7 million and $3.8 million, respectively, and are included in other liabilities. We also provide standby letters of credit under certain of our property leases.

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

During the years ended December 31, 2010 and 2009, we sold all of our remaining direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights, however, no such notification has been received to date. As of December 31, 2011, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Contractual Obligations

In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases and we have committed to contribute up to an additional $9.2 million to 18 private equity funds. The contractual obligations under our debt are included in our audited consolidated balance sheet as of December 31, 2011. The expected contractual obligations under our certificates of deposit, debt, operating leases and commitments under non-cancelable contracts as of December 31, 2011, were as follows:

	Certificates of Deposit	Term Debt(1)	Convertible Debt(2)	Subordinated Debt(3)	FHLB Borrowings	Other(4)	Total
	($ in thousands)
2012	$3,588,905	$34,956	$28,978	$—	$53,000	$12,781	$3,718,620
2013	321,140	274,500	—	—	43,000	10,652	649,292
2014	41,251	—	—	—	85,000	9,259	135,510
2015	33,285	—	—	—	95,000	7,348	135,633
2016	43,861	—	—	—	199,000	5,892	248,753
Thereafter	—	—	—	436,196	75,000	45,047	556,243

Total	$4,028,442	$309,456	$28,978	$436,196	$550,000	$90,979	$5,444,051

(1)	The amounts are presented gross of unamortized discounts of $0.1 million on our term debt securitizations. Contractual obligations on our term debt securitizations are computed based on their estimated lives. The estimated lives are based upon the contractual amortization schedule of the underlying loans. These underlying loans are subject to prepayment, which could shorten the life of the term debt securitizations; conversely, the underlying loans may be amended to extend their term, which may lengthen the life of the term debt securitizations. At our option, we may substitute loans for prepaid loans up to specified limitations, which may also impact the life of the term debt securitizations.
(2)	The contractual obligations for convertible debt are computed based on the initial put/call date and are presented gross of net unamortized discount of $0.1 million. The legal maturity of the convertible debt is 2037. For additional information, see Note 2, Summary of Significant Accounting Policies and Note 11, Borrowings, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.
(3)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.
(4)	Includes operating leases and non-cancelable contracts.

We enter into derivative contracts under which we either receive cash or are required to pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on our audited consolidated balance sheet as of December 31, 2011, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. Further discussion of derivative instruments is included in Note 2, Summary of Significant Accounting Policies and Note 21, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

Enterprise Risk Management

We take an enterprise-wide approach to risk management designed to support our organizational and strategic objectives and to enhance shareholder value. Global risk oversight is conducted by senior management and overseen by the Board of Directors. As part of its oversight responsibilities, the Board monitors how management operates the Company and manages strategic, credit, liquidity, financial, market, regulatory, compliance, legal, fraud, reputation, compensation and operational risks. The involvement of the full Board in setting our business strategy is a fundamental part of its assessment and oversight of appropriate risk tolerances for the Company.

Board Level Risk Oversight

While the full Board of Directors is responsible for risk oversight, committees of the Board provide direct oversight of risks arising from specific activities. The Audit Committee oversees financial and accounting risk, including internal controls and operational and regulatory risk. The Audit Committee receives periodic risk assessment reports from our internal audit department assessing the primary accounting and financial risks facing CapitalSource and management’s considerations for mitigating these risks. The Audit Committee also assesses the guidelines and policies that govern the processes for identifying and assessing significant financial and accounting risks and formulating and implementing steps to minimize such risks and exposures. The Audit Committee considers risks in the financial reporting and disclosure process and review policies on financial risk control assessment and accounting risk exposure. The Audit Committee meets with management, including our Chief Executive Officer, Chief Financial Officer, our internal audit department and our independent registered public accounting firm in executive sessions at least quarterly, and with our General Counsel as necessary from time to time.

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

The Asset, Liability and Credit Policy Committee (“ALCP”) meets periodically but no less frequently than quarterly and assists the Board in overseeing and reviewing our asset and liability strategies, including the significant policies, procedures and practices employed to manage these risks. The ALCP Committee periodically reviews our liquidity and cash management.

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

Credit Risk Management

Credit risk is the risk of loss arising from adverse changes in a client’s or counterparty’s ability to meet its financial obligations under agreed-upon terms. Credit risk exists primarily in our loan, lease and derivative portfolios and the portion of our investment portfolio comprised of non-agency MBS, non-agency ABS and

CMBS. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the client, the contractual terms of the agreement and the availability and quality of collateral. We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding with an individual counterparty, by obtaining collateral based on the nature of the lending arrangement and management’s assessment of the client, and by applying uniform credit standards maintained for all activities with credit risk.

As appropriate, the Bank credit committee evaluates and approves credit standards and oversees the credit risk management function related to our loans and other investments. Its primary responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring economic and market conditions having an impact on our credit-related activities and evaluating and monitoring overall credit risk and monitoring our client’s financial condition and performance.

Substantially all new loans have been originated at CapitalSource Bank, and we maintain a comprehensive credit policy manual for those loans that is supplemented by specific loan product underwriting guidelines. Among other things, the credit policy manual sets forth requirements that meet the regulations enforced by both the FDIC and the DFI. Examples of such requirements include the loan to value limitations for real estate secured loans, standards for real estate appraisals and other third-party reports and collateral insurance requirements.

Our underwriting guidelines outline specific underwriting standards and minimum specific risk acceptance criteria for each lending product offered. Loan types defined within these guidelines have three broad categories, within our commercial, real estate and real estate construction loan portfolios. These categories include asset-based loans, cash flow loans and real estate loans, and each of these broad categories has specific subsections that define in detail the following:

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

Credit risk management for the loan portfolio begins with an assessment of the credit risk profile of a client based on an analysis of the client’s payment performance, cash flow and financial position. As part of the overall credit risk assessment of a client, each credit exposure is assigned an internal risk rating that is subject to approval based on defined credit approval standards. While rating criteria vary by product, each loan rating focuses on the same factors: financial performance, the ability to repay the loan and the collateral. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s financial condition, cash flow or financial position. We use risk rating aggregations to measure and evaluate concentrations within the loan portfolio. In making decisions regarding credit, we consider risk rating, collateral and industry concentration limits.

We use a variety of tools to continuously monitor a client’s ability to perform under its obligations. Additionally, we syndicate loan exposure to other lenders, sell loans and use other risk mitigation techniques to manage the size and risk profile of our loan portfolio.

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of December 31, 2011, the single largest industry concentration in our outstanding loan balance was health care and social assistance, which represented approximately 20% of the outstanding loan portfolio. As of December 31, 2011, taken in the aggregate, lender finance (primarily timeshare) loans were our largest loan concentration by sector and represented approximately 16% of our loan portfolio.

As of December 31, 2011, real estate and real estate – construction loans represented approximately 40% of our outstanding loan portfolio. Among real estate and real estate – construction loans, the largest property type concentration was the multi-family category, comprising approximately 32%, and the largest geographical concentration was in California, comprising approximately 25% of this loan portfolio.

Selected information pertaining to our largest credit relationships as of December 31, 2011 was as follows:

Loan Balance	% of Total Portfolio	Loan Type	Industry	Amount of Loan(s) at Origination	Loan Commitment	Performing	Specific Reserves	Underlying Collateral(1)	Date of Last Collateral Appraisal	Amount of Last Appraisal
($ in thousands)
$219,201	3.7%	Commercial and Real Estate – Construction	Timeshare	$173,663	$250,284	Partial(2)	$—	Timeshare receivables	n/a	n/a	(2)

160,422	2.7	Real Estate	Vacation Resort Club	5,006	189,258	Yes	—	Portfolio of vacation properties	Various ranging from December 2006 to May 2011	$526,583	(3)

91,997	1.5	Real Estate	Health Care and Social Assistance	400,000	91,997	Yes	—	Nursing Care Facilities	May 2010	$458,500	(4)

$471,620	7.9%			$578,669	$531,539

(1)	Represents the primary collateral supporting the loan. In certain cases, there may be additional types of collateral.
(2)	The collateral that secures our loan balance of $219.2 million as of December 31, 2011 primarily consisted of timeshare receivables and timeshare real estate that had a total value of $712.9 million as of December 31, 2011. Total senior debt, including our loan balance, secured by the collateral was $306.5 million as of December 31, 2011. This credit relationship includes multiple loans, one of which, with a balance of $30.3 million, is non-performing.
(3)	Total senior debt, including our loan balance, was $255.8 million as of December 31, 2011. Our loan balance of $160.4 million was net of a $19.7 million charge off and was classified as held for sale as of December 31, 2011.
(4)	Total senior debt, including our loan balance, was $363.8 million as of December 31, 2011.

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

There were 127 credit relationships in the non-performing portfolio as of December 31, 2011, and our largest non-performing credit relationship totaled $48.0 million and comprised 10.5% of our total non-performing loans.

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

A summary of concessions granted by loan type, including the accrual status of the loans as of December 31, 2011 and 2010 was as follows:

	December 31,
	2011			2010
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total
	($ in thousands)
Commercial
Interest rate and fee reduction	$—	$—	$—	$24,185	$—	$24,185
Maturity extension	24,208	72,174	96,382	104,872	79,481	184,353
Payment deferral	252	8,335	8,587	18,235	4,189	22,424
Multiple concessions	37,766	26,718	64,484	57,912	35,121	93,033

	62,226	107,227	169,453	205,204	118,791	323,995

Real estate
Interest rate and fee reduction	188	—	188	1,880	—	1,880
Maturity extension	1,023	41,213	42,236	25,910	35,471	61,381
Payment deferral	47,849	—	47,849	—	—	—
Multiple concessions	861	146	1,007	—	—	—

	49,921	41,359	91,280	27,790	35,471	63,261

Real estate – construction
Maturity extension	18,242	—	18,242	153,982	—	153,982
Multiple concessions	—	30,028	30,028	13,875	—	13,875

	18,242	30,028	48,270	167,857	—	167,857

Total	$130,389	$178,614	$309,003	$400,851	$154,262	$555,113

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

Losses incurred on TDRs since their initial restructuring by concession and loan type for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Commercial
Interest rate and fee reduction	$18,727	$8,391	$8,623
Maturity extension	11,310	15,513	30,460
Payment deferral	10,968	2,564	949
Multiple concessions	48,912	42,754	21,436

	89,917	69,222	61,468

Real estate
Interest rate and fee reduction	9	390	—
Maturity extension	—	1,484	10,666
Payment deferral	11,162	—	—
Multiple concessions	402	—	—

	11,573	1,874	10,666

Real estate – construction
Maturity extension	19,408	5,508	—
Multiple concessions	—	4,562	—

	19,408	10,070	—

Total	$120,898	$81,166	$72,134

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the year ended December 31, 2011, 83.9% related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status. We recognized approximately $0.2 million of interest income for the year ended December 31, 2011 on the commercial loans that experienced losses during this period.

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the year ended December 31, 2010, 23.3% related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status. We recognized approximately $2.8 million of interest income for the year ended December 31, 2010 on the commercial loans that experienced losses during this period.

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for year ended December 31, 2009, 73.8% related to loans that had additional modifications subsequent to their initial TDRs, and all of the additional losses related to loans that were on non-accrual status. We recognized approximately $2.8 million of interest income for the year ended December 31, 2009 on the commercial loans that experienced losses during this period.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from all counterparties based on terms stipulated in the collateral support annex. We also monitor all exposure and collateral requirements daily on a per counterparty basis. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their derivative positions “net.” As of December 31, 2011 and 2010, the gross positive fair value of our derivative financial instruments was $59.1 million and $41.3 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $40.3 million and $26.3 million as of December 31, 2011 and 2010, respectively. We held $18.8 million and $15.3 million of collateral against derivative financial instruments as of December 31, 2011 and 2010, respectively.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rate fluctuations. This risk is inherent in the financial instruments associated with our operations and/or activities, including loans, securities, short-term borrowings, long-term debt, trading account assets and liabilities and derivatives.

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

Interest Rate Risk Management

Interest rate risk in our normal course of business refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our loan portfolio bears interest at a spread to the LIBOR rate or a prime-based rate with most of the remainder bearing interest at a fixed rate. Approximately half of our borrowings bear interest at a spread to LIBOR or CP, with the remainder bearing interest at a fixed rate. Our deposits are fixed rate, but at short terms. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below. For additional information, see Note 21, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied to the combined portfolios of our segments as of December 31, 2011, were as follows ($ in thousands):

Rate Change (Basis Points)
+ 200	$29,025
+ 100	7,657
- 100	787
- 200	616

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

As of December 31, 2011, approximately 56% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest. Of the loans with interest rate floors and accruing interest, approximately 91% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of December 31, 2011 were as follows:

	Amount Outstanding	Percentage of Total Portfolio
	($ in thousands)
Loans with contractual interest rates:
Below the interest rate floor	$3,051,965	51%
Exceeding the interest rate floor	237,222	4
At the interest rate floor	67,394	1
Loans with interest rate floors on non-accrual	134,683	2
Loans with no interest rate floor	2,460,747	42

Total	$5,952,011	100%

As of December 31, 2011, the outstanding unpaid principal balance of loans subject to interest rate floors by adjustable rate index and by the spread between the floor rate and the fully indexed rate were as follows:

	Above Floor	Basis Points				Total
		0-100	101-200	201-300	300+
	($ in thousands)
1-Month LIBOR	$122,169	$490,870	$779,203	$167,378	$219,771	$1,779,391
2-Month LIBOR	—	—	1,160	797	483	2,440
3-Month LIBOR	91,997	473,548	217,375	24,001	8,100	815,021
6-Month LIBOR	—	134,477	38,660	21,570	8,200	202,907
9-Month LIBOR	—	—	1,149	—	—	1,149
Prime	23,056	171,958	66,191	119,060	128,517	508,782
Other	—	11,181	13,113	2,250	4,434	30,978
Treasuries	—	—	7,091	5,706	3,116	15,913

Total accruing adjustable rate loans	237,222	1,282,034	1,123,942	340,762	372,621	3,356,581
Non-accrual loans subject to interest rate floors	18,248	6,548	27,819	30,787	51,281	134,683

Total loans subject to interest rate floors	$255,470	$1,288,582	$1,151,761	$371,549	$423,902	3,491,264

Loans not subject to interest rate floors						2,460,747

Total loans						$5,952,011

We enter into interest rate swap agreements to minimize the economic effect of interest rate fluctuations specific to our fixed rate debt and certain fixed rate loans. We also enter into additional basis swap agreements to hedge basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest rate risk by synthetically converting prime rate loans to one-month LIBOR. Our interest rate hedging activities partially protect us from the risk that interest collected under fixed-rate and prime rate loans will not be sufficient to service the interest due under the one-month LIBOR-based term debt.

We also use interest rate swaps to hedge the interest rate risk of certain fixed rate debt. These interest rate swaps modify our exposure to interest rate risk by synthetically converting fixed rate debt to one-month LIBOR.

We have also entered into relatively short-dated forward exchange agreements to minimize exposure to foreign currency risk arising from foreign currency denominated loans. For additional information, see Note 21, Derivative Instruments and Note 22, Credit Risk, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of the audited consolidated financial statements in conformity with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2011, and our critical accounting estimates are described in this section. Accounting estimates are considered critical if the estimate requires management to make assumptions and judgments about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. We have established detailed policies and procedures to ensure that the assumptions and judgments surrounding these areas are adequately controlled, independently reviewed and consistently applied from period to period. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is management’s estimate of probable losses inherent in the loan and lease portfolio. Management performs detailed reviews of the portfolio quarterly to determine if impairment has occurred and to assess the adequacy of the allowance for loan and lease losses, based on historical and current trends and other factors affecting loan and lease losses. Additions to the allowance for loan and lease losses are charged to current period earnings through the provision for loan and lease losses. Amounts determined to be uncollectible are charged directly against the allowance for loan and lease losses, while amounts recovered on previously charged-off accounts increase the allowance.

The loan portfolio includes balances with non-homogeneous exposures. These loans are evaluated individually, and are risk-rated based upon borrower, collateral and industry-specific information that management believes is relevant to determining the occurrence of a loss event and measuring impairment. Loans are then segregated by risk according to our internal risk rating scale. Higher risk loans are individually analyzed for impairment. Management establishes specific allowances for loans determined to be individually impaired. All impaired loans are valued to determine if a specific allowance is warranted. The valuation analysis for the specific allowance is based upon one of the three valuation methods (i) the present value of expected future cash flows discounted at the loan’s initially contracted effective yield; (ii) the loan’s observable market price; or (iii) the fair value of the collateral. The appropriate valuation methodology generally reflects the chosen loan resolution strategy being pursued to maximize the recovery of the loan. Estimated costs to sell are considered in the impairment valuation when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan. Any guarantees provided by the borrower are typically not considered when determining our potential for specific loss.

In addition to the specific allowances for impaired loans, we maintain allowances that are based on an evaluation of inherent losses in our commercial loan portfolio. These allowances are based on an analysis of historical loss experience, current economic conditions and performance trends and any other pertinent information within specific portfolio segments.

As set forth in detail below, the process for determining the reserve factors and the related level of loan loss reserves is subject to numerous estimates and assumptions that require judgment about the timing, frequency and severity of credit losses that could materially affect the provision for loan and lease losses and, therefore, net income. Within this process, management is required to make judgments related, but not limited, to: (i) risk ratings for loans; (ii) market and collateral values and discount rates for individually evaluated loans; (iii) loss rates used for commercial loans; and (iv) adjustments made to assess certain factors, including overall credit and economic conditions.

Our allowance for loan and lease losses is sensitive to the risk ratings assigned to loans and to corresponding reserve factors that we use to estimate the allowance and that are reflective of historical losses. We assign reserve factors to the loans in our portfolio, which dictate the percentage of the total outstanding loan balance that we reserve. We review the loan portfolio information regularly to determine whether it is necessary for us to further revise our reserve factors. The reserve factors used in the calculation are determined by analyzing the following elements:

•	the types of loans, for example, land, commercial real estate, healthcare receivables or cash flow;

•	our historical losses with regard to the loan types;

•	borrower industry;

•	the relative seniority of our security interest;

•	our expected losses with regard to the loan types; and

•	the internal risk rating assigned to the loans.

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

The sensitivity of our allowance for loan and lease losses to potential changes in our reserve factors (in terms of percentage) applied to our overall loan portfolio as of December 31, 2011, was as follows:

Change in Reserve Factors	Estimated Increase (Decrease) in the Allowance for Loan and Lease Losses
($ in thousands)
0.25%	$13,995
0.10%	5,598
(0.10)%	(5,598)
(0.25)%	(13,954)

These sensitivity analyses do not represent management’s expectations of the deterioration, or improvement, in risk ratings, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan and lease losses to changes in key inputs. We believe the reserve factors currently in use are appropriate. The process of determining the level of allowance for loan and lease losses involves a high degree of judgment. If our internal risk ratings, reserve factors or specific reserves for impaired loans are not accurate, our allowance for loan and lease losses may be misstated. In addition, our operating results are sensitive to changes in the reserve factors utilized to determine our related provision for loan and lease losses.

We also consider whether losses might be incurred in connection with unfunded commitments to lend although, in making this assessment, we exclude from consideration those commitments for which funding is subject to our approval based on the adequacy of underlying collateral that is required to be presented by a borrower or other terms and conditions. Any such allowance for unfunded commitments is included in other liabilities.

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

As of December 31, 2011, 15.03% and 1.39% of total assets and total liabilities, respectively, were recorded at fair value on a recurring basis. Of these assets carried at fair value on a recurring basis, $0.4 million (0.005% of total assets) were classified as Level 1, $1.2 billion (14.76% of total assets) were classified as Level 2 and $21.9 million (0.26% of total assets) were classified as Level 3 as of December 31, 2011. From a liability perspective, $93.3 million (1.39% of total liabilities) were classified as Level 2 as of December 31, 2011. As of December 31, 2011, no liabilities were classified as Level 1 or Level 3 within the fair value hierarchy.

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

We record fair value adjustments on our loans held for investment when we have determined that it is necessary to record a specific reserve against the loans, and we measure impairment using the fair value of the loan collateral. During the year ended December 31, 2011, we recognized losses of $111.8 million related to our loans held for investment measured at fair value on a nonrecurring basis. These losses were attributable to an increased number of loans requiring a specific reserve during the year, as well as declines in the fair value of collateral for these loans.

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

We provide for income taxes as a “C” corporation on income earned from operations. For the tax years ended December 31, 2010 and 2009, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. We intend to reconsolidate our subsidiaries in 2011 for federal tax purposes when we file our 2011 federal tax return. We are subject to federal, foreign, state and local taxation in various jurisdictions.

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

We established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2011 and 2010, the total valuation allowance was $515.2 million and $413.8 million, respectively. Although realization is not assured, we believe it is more likely than not that the December 31, 2011 net deferred tax assets of $45.4 million will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

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

During the years ended December 31, 2011 and 2010, we recorded $36.9 million of income tax expense and $20.8 million of income tax benefit, respectively, with respect to our income from continuing operations. The effective income tax rate for these periods was (245.0)% and 12.9%, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2010. We are currently under examination by the Internal Revenue Service for the tax years 2006 to 2008, and by certain state jurisdictions for the tax years 2006 to 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section. In addition, for a detailed discussion of our derivatives, see Note 21, Derivative Instruments and Note 22, Credit Risk, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

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

CapitalSource’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on such assessment management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

CapitalSource’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 83.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of CapitalSource Inc.

We have audited CapitalSource Inc.’s (“CapitalSource”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CapitalSource’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CapitalSource Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CapitalSource Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 28, 2012

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CapitalSource Inc.

We have audited the consolidated balance sheets of CapitalSource Inc. (“CapitalSource”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of CapitalSource’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapitalSource Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CapitalSource’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 28, 2012

CapitalSource Inc.

Consolidated Balance Sheets

	December 31,
	2011	2010
	($ in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$458,548	$820,450
Restricted cash (including $23.7 million and $46.5 million, respectively, of cash that can only be used to settle obligations of consolidated VIEs)	65,484	128,586
Investment securities:
Available-for-sale, at fair value	1,188,002	1,522,911
Held-to-maturity, at amortized cost	111,706	184,473

Total investment securities	1,299,708	1,707,384
Loans:
Loans held for sale	193,021	205,334
Loans held for investment	5,758,990	6,152,876
Less deferred loan fees and discounts	(68,843)	(106,438)
Less allowance for loan and lease losses	(153,631)	(329,122)

Loans held for investment, net (including $504.5 million and $889.7 million, respectively, of loans that can only be used to settle obligations of consolidated VIEs)	5,536,516	5,717,316

Total loans	5,729,537	5,922,650
Interest receivable	38,796	57,393
Other investments	81,245	71,889
Goodwill	173,135	173,135
Other assets	453,615	563,920

Total assets	$8,300,068	$9,445,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,124,995	$4,621,273
Credit facilities	—	67,508
Term debt (including $309.4 million and $693.5 million, respectively, in obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.)	309,394	979,254
Other borrowings	1,015,099	1,375,884
Other liabilities	275,434	347,546

Total liabilities	6,724,922	7,391,465

Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 256,112,205 and 323,225,355 shares issued and outstanding, respectively)	2,561	3,232
Additional paid-in capital	3,487,911	3,911,341
Accumulated deficit	(1,934,732)	(1,870,572)
Accumulated other comprehensive income, net	19,406	9,941

Total shareholders’ equity	1,575,146	2,053,942

Total liabilities and shareholders’ equity	$8,300,068	$9,445,407

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	($ in thousands, except per share data)
Net interest income:
Interest income:
Loans and leases	$452,607	$576,526	$806,336
Investment securities	55,524	61,648	60,959
Other	2,259	1,467	4,651

Total interest income	510,390	639,641	871,946
Interest expense:
Deposits	53,609	60,052	109,430
Borrowings	96,401	172,044	317,882

Total interest expense	150,010	232,096	427,312

Net interest income	360,380	407,545	444,634
Provision for loan and lease losses	92,985	307,080	845,986

Net interest income (loss) after provision for loan and lease losses	267,395	100,465	(401,352)
Non-interest income:
Loan fees	16,234	22,145	17,359
Leased equipment income	3,748	—	—
Gain (loss) on investments, net	58,581	54,059	(30,724)
Loss on derivatives, net	(6,813)	(8,644)	(13,055)
Gain on residential mortgage investment portfolio	—	—	15,308
Other non-interest income, net	20,944	4,102	2,445

Total non-interest income	92,694	71,662	(8,667)
Non-interest expense:
Compensation and benefits	125,665	122,077	139,607
Professional fees	31,182	35,840	56,189
Occupancy expenses	15,480	18,097	18,566
FDIC fees and assessments	6,091	7,823	9,315
Leased equipment depreciation	2,720	—	—
General depreciation and amortization	6,879	8,870	10,827
Expense of real estate owned and other foreclosed assets, net	39,347	112,423	48,295
Loss (gain) on extinguishment of debt	119,007	(925)	40,514
Other non-interest expense, net	28,799	29,246	41,198

Total non-interest expense	375,170	333,451	364,511

Net loss from continuing operations before income taxes	(15,081)	(161,324)	(774,530)
Income tax expense (benefit)	36,942	(20,802)	136,314

Net loss from continuing operations	(52,023)	(140,522)	(910,844)
Net income from discontinued operations, net of taxes	—	9,489	49,868
Net gain (loss) from sale of discontinued operations, net of taxes	—	21,696	(8,071)

Net loss	(52,023)	(109,337)	(869,047)
Net loss attributable to noncontrolling interests	—	(83)	(28)

Net loss attributable to CapitalSource Inc.	$(52,023)	$(109,254)	$(869,019)

Basic loss per share:
From continuing operations	$(0.17)	$(0.44)	$(2.97)
From discontinued operations	$—	$0.10	$0.14
Attributable to CapitalSource Inc.	$(0.17)	$(0.34)	$(2.84)
Diluted loss per share:
From continuing operations	$(0.17)	$(0.44)	$(2.97)
From discontinued operations	$—	$0.10	$0.14
Attributable to CapitalSource Inc.	$(0.17)	$(0.34)	$(2.84)
Average shares outstanding:

Basic	302,998,615	320,836,867	306,417,394

Diluted	302,998,615	320,836,867	306,417,394

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Shareholders’ Equity

	CapitalSource Inc. Shareholders’ Equity				Noncontrolling Interests	Total Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net
	($ in thousands)
Total shareholders’ equity as of December 31, 2008	$2,828	$3,686,765	$(868,425)	$9,095	$457	$2,830,720
Net loss	—	—	(869,019)	—	(28)	(869,047)
Other comprehensive loss:
Cumulative effect of adoption of investment valuation guidance	—	—	397	(397)	—	—
Unrealized gain, net of tax	—	—	—	10,663	—	10,663

Total comprehensive loss						(858,384)
Divestiture of noncontrolling interests	—	—	—	—	(303)	(303)
Repurchase of common stock	(6)	(794)	—	—	—	(800)
Dividends paid	—	(724)	(11,775)	—	—	(12,499)
Proceeds from issuance of common stock, net	203	76,902	—	—	—	77,105
Exchange of convertible debt	198	118,358	—	—	—	118,556
Stock option expense	—	5,898	—	—	—	5,898
Restricted stock activity	7	22,959	—	—	—	22,966

Total shareholders’ equity as of December 31, 2009	3,230	3,909,364	(1,748,822)	19,361	126	2,183,259
Net loss	—	—	(109,254)	—	(83)	(109,337)
Other comprehensive loss:
Unrealized loss, net of tax	—	—	—	(9,420)	—	(9,420)

Total comprehensive loss						(118,757)
Divestiture of noncontrolling interests	—	—	—	—	(43)	(43)
Repurchase of common stock	(14)	(9,928)	—	—	—	(9,942)
Dividends paid	—	(455)	(12,496)	—	—	(12,951)
Stock option expense	—	4,752	—	—	—	4,752
Exercise of options	3	1,077	—	—	—	1,080
Restricted stock activity	13	6,531	—	—	—	6,544

Total shareholders’ equity as of December 31, 2010	3,232	3,911,341	(1,870,572)	9,941	—	2,053,942
Net loss	—	—	(52,023)	—	—	(52,023)
Other comprehensive loss:
Unrealized gain, net of tax	—	—	—	9,465	—	9,465

Total comprehensive loss						(42,558)
Repurchase of common stock	(702)	(438,125)	—	—	—	(438,827)
Dividends paid	—	114	(12,137)	—	—	(12,023)
Stock option expense	—	5,933	—	—	—	5,933
Exercise of options	5	1,643	—	—	—	1,648
Restricted stock activity	26	7,005	—	—	—	7,031

Total shareholders’ equity as of December 31, 2011	$2,561	$3,487,911	$(1,934,732)	$19,406	$—	$1,575,146

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010	2009
	Unaudited ($ in thousands)
Operating activities:
Net loss	$(52,023)	$(109,337)	$(869,047)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock option expense	5,933	4,752	5,898
Restricted stock expense	9,722	9,583	24,997
Loss (gain) on extinguishment of debt	119,007	(925)	40,610
Amortization of deferred loan fees and discounts	(64,260)	(76,810)	(77,534)
Paid-in-kind interest on loans	31,941	487	(12,676)
Provision for loan losses	92,985	307,080	845,986
Provision for unfunded commitments	—	(442)	3,704
Amortization of deferred financing fees and discounts	18,473	50,926	63,538
Depreciation and amortization	6,944	(2,175)	31,701
Provision for deferred income taxes	56,940	4,343	67,397
Non-cash (gain) loss on investments, net	(55,630)	(41,670)	31,765
Gain on assets acquired through business combination	—	(3,724)	—
Gain on deconsolidation of 2006-A Trust	—	(16,723)	—
Non-cash loss on foreclosed assets and other property and equipment disposals	27,934	70,080	46,818
Unrealized loss (gain) on derivatives and foreign currencies, net	7,850	(5,556)	16,721
Unrealized gain on residential mortgage investment portfolio, net	—	—	(66,676)
Net decrease in mortgage-backed securities pledges, trading	—	—	1,485,144
Accretion of discount on commercial real estate “A” participation interest	—	(9,548)	(29,781)
Decrease (increase) in interest receivable	18,597	31,196	(18,313)
Decrease in loans held for sale, net	188,854	9,378	20,936
Decrease in other assets	83,437	99,310	458,583
Decrease in other liabilities	(102,117)	(19,649)	(199,075)

Cash provided by operating activities	394,587	300,576	1,870,696
Investing activities:
Decrease in restricted cash	63,102	53,656	237,141
Decrease in mortgage receivables, net	—	—	1,754,555
Decrease in commercial real estate “A” participation interest, net	—	540,108	895,832
Assets acquired through buisness combination, net of cash acquired	—	(98,800)	—
Cash received from 2006-A Trust delegation and sale transaction	—	7,000	—
(Increase) decrease in loans, net	(67,677)	1,345,895	462,036
Cash received for real estate	—	339,643	292,837
Reduction (acquisition) of marketable securities, available for sale, net	384,437	(558,399)	(241,018)
Reduction (acquisition) of marketable securities, held to maturity, net	81,952	75,643	(213,048)
Reduction of other investments, net	9,725	85,488	19,612
Acquisition of property and equipment, net	(89,505)	(6,600)	(18,537)

Cash provided by investing activities	382,034	1,783,634	3,189,410
Financing activities:
Payment of deferred financing fees	—	(21,968)	(45,573)
Deposits accepted, net of repayments	503,722	137,699	(560,497)
Repayments under repurchase agreements, net	—	—	(1,595,750)
Repayments on credit facilities, net	(68,792)	(463,920)	(910,281)
Borrowings of term debt	—	14,784	326,449
Repayments and extinguishment of term debt	(763,022)	(1,988,592)	(2,698,918)
Repayments of other borrowings	(372,825)	(99,277)	199,071
Proceeds from issuance of common stock, net of offering costs	—	—	77,105
Repurchase of common stock	(427,231)	(7,635)	(800)
Proceeds from exercise of options	1,648	1,080	—
Payment of dividends	(12,023)	(12,951)	(12,455)

Cash used in financing activities	(1,138,523)	(2,440,780)	(5,221,649)

Decrease in cash and cash equivalents	(361,902)	(356,570)	(161,543)
Cash and cash equivalents as of beginning of year	820,450	1,177,020	1,338,563

Cash and cash equivalents as of end of year	$458,548	$820,450	$1,177,020

Supplemental information:
Cash paid (received) during the year:
Interest	$181,175	$208,344	$405,524
Income taxes, net	64,083	(17,347)	(146,157)
Noncash transactions from investing and financing activities:
Third-party assumption of debt	$—	$203,679	$—
Assets acquired through foreclosure	15,160	130,034	219,745
Stock received from Omega Healthcare Investors Inc.	—	—	50,561
Note receivable issued to Omega Healthcare Investors Inc.	—	—	59,354
Exchange of common stock for convertible debentures	—	—	61,618

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

We are a commercial lender that, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products to customers and, to a lesser extent, our borrowers in southern and central California. The majority of our loans require monthly interest payments at variable rates and, in many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients.

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

For the years ended December 31, 2011 and 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the year ended December 31, 2009, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and residential mortgage investment activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment and consequently, we have presented the financial condition and results of operations within our Healthcare Net Lease segment as discontinued operations for all periods presented. We have reclassified all comparative period results to reflect our two current reportable segments. For additional information, see Note 24, Segment Data.

Note 2. Summary of Significant Accounting Policies

Our financial reporting and accounting policies conform to U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of our audited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management has made significant estimates in certain areas, including valuing certain financial instruments and other assets, assessing financial instruments and other assets for impairment, assessing the realization of deferred tax assets and determining the allowance for loan and lease losses. Actual results could differ from those estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principles of Consolidation

The accompanying financial statements reflect our consolidated accounts and those of other entities in which we have a controlling financial interest including our majority-owned subsidiaries and variable interest entities (“VIEs”) where we determined that we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

Discontinued Operations

In 2010, we completed the sale of our remaining long-term healthcare facilities and exited the skilled nursing home ownership business. Accordingly, the financial position and results of operations of these direct real estate investments have been removed from the detail line items and separately presented as “discontinued operations.” As a result, all consolidated financial results reflect the continuing results of our operations. For additional information, see Note 3, Discontinued Operations.

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

Level 2 – Valuations based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or models for which all significant inputs are observable in the market either directly or indirectly; and

Level 3 – Valuations based on models that use inputs that are unobservable in the market and significant to the overall fair value measurement.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less upon acquisition to be cash equivalents. Cash flows, cash and cash equivalents include amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an original maturity of three months or less.

Loans

Loans held for investment in our portfolio are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. Deferred costs or fees, discounts and premiums are amortized over the contractual term of the loan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans held for sale are accounted for at the lower of cost or fair value, which is determined on an individual loan basis, and include loans we originated or purchased that we intend to sell, in whole or in part, in the secondary market. Direct loan origination costs or fees, discounts and premiums are deferred at origination of the loan and not amortized into income.

As part of our management of the loans held in our portfolio, we will occasionally transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for loan and lease loss is charged off and the carrying value of the loans is adjusted to the estimated fair value less costs to sell. The loans are subsequently accounted for at the lower of cost or fair value, with valuation changes recorded in other income. Gains or losses on the sale of these loans are also recorded in other income, net. In certain circumstances, loans designated as held for sale may later be transferred back to the loan portfolio based upon our intent and ability to hold the loans for the foreseeable future. We transfer these loans to loans held for investment at the lower of cost or fair value.

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

Credit risk management for the loan portfolio begins with an assessment of the credit risk profile of a client based on an analysis of the client’s payment performance, cash flow and financial position. As part of the overall credit risk assessment of a client, each commercial credit exposure is assigned an internal risk rating that is subject to approval based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on the same factors: financial performance, the ability to repay the loan and the collateral. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s financial condition, cash flow or financial position. We use risk rating aggregations to measure and evaluate concentrations within the loan portfolio. In making decisions regarding credit, we consider risk rating, collateral, and, industry concentration limits.

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

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses represents management’s estimate of incurred loan and lease losses inherent in our loan and lease portfolio as of the balance sheet date. The estimation of the allowance for loan and lease losses is based on a variety of factors, including past loan and lease loss experience, the current credit profile of our borrowers, adverse situations that have occurred that may affect the borrowers’ ability to repay, the estimated value of underlying collateral and general economic conditions. Provisions for loan and lease losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We perform quarterly and systematic detailed reviews of our loan portfolio to identify credit risks and to assess the overall collectability of the portfolio. The allowance on certain pools of loans with similar characteristics is estimated using reserve factors that are reflective of historical loss rates.

Our portfolio is reviewed regularly, and, on a periodic basis, individual loans are reviewed and assigned a risk rating. Loans subject to individual reviews are analyzed and segregated by risk according to our internal risk rating scale. These risk ratings, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, and any other pertinent information, including individual valuations on impaired loans, are factored in the estimation of the allowance for loan and lease losses. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Impairment on individual loans is measured based on the present value of payments expected to be received, observable market prices for the loan, or the estimated fair value of the collateral. If the recorded investment in an impaired loan exceeds the present value of payments expected to be received or the fair value of the collateral, a specific allowance is established as a component of the allowance for loan and lease losses.

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan and lease losses. To the extent we later collect amounts previously charged off, we will recognize a recovery by increasing the allowance for loan and lease losses for the amount received.

We also consider whether losses may have been incurred in connection with unfunded commitments to lend. In making this assessment, we exclude from consideration those commitments for which funding is subject to our approval based on the adequacy of underlying collateral that is required to be presented by a client or other terms and conditions. Reserves for losses related to unfunded commitments are charged to other non-interest expense, net and included within other liabilities.

Foreclosed Assets

Foreclosed assets, includes foreclosed property and other assets received in full or partial satisfaction of a loan. We recognize foreclosed assets upon the earlier of the loan foreclosure event or when we take physical possession of the assets (i.e., through a deed in lieu of foreclosure transaction). Foreclosed assets are initially measured at their fair value less estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated cost to sell the asset as a charge off to the loan.

Real estate owned (“REO”) represents property obtained through foreclosure. REO that we do not intend to sell is classified separately as held for use, depreciated and recorded in other assets. We report REO that we intend to sell, are actively marketing and that are available for immediate sale in their current condition as held for sale. These REO are reported at the lower of their carrying amount or fair value less estimated selling costs and are not depreciated. The fair value of our REO is determined by third party appraisals, when available. When third party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. We recognize any subsequent decline in the REO’s fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to net expense of real estate owned and other foreclosed assets. A recovery is recognized for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. We recognize REO operating costs and gains or losses on sales of REO through net expense of real estate owned and other foreclosed assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill Impairment

Goodwill must be allocated to reporting units and tested for impairment. We test goodwill for impairment at least annually, and more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level.

In testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In making this assessment, we consider all relevant events and circumstances. These include, but are not limited to, macroeconomic conditions, industry and market considerations and the reporting unit’s overall financial performance. If we conclude, based on our qualitative assessment, that it is more likely than not that the fair value of the reporting unit is at least equal to its carrying amount, then we presume that the goodwill of the reporting unit is not impaired and no further testing is performed. However, if we conclude, based on our qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we proceed with a two-step method to assess and measure impairment of the reporting unit’s goodwill. At our option, we may, in any given period, bypass the qualitative assessment and proceed directly to the two step approach.

The two-step method begins with a comparison of the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, we then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of a reporting unit’s goodwill is measured as the excess of the fair value of the reporting unit over the aggregate fair values of all the reporting unit’s assets and liabilities. If the implied fair value of the reporting unit’s goodwill is less than its carrying amount, we record an impairment loss equal to that difference. If the fair value of the reporting unit exceeds its carrying amount or if the fair value of the reporting unit’s goodwill exceeds the carrying amount of that goodwill, no impairment loss is recognized.

The balance of goodwill of $173.1 million as of both December 31, 2011 and 2010 was attributable to the acquisition of CapitalSource Bank. During the years ended December 31, 2011, 2010 and 2009, we did not record any goodwill impairment.

Investments in Debt Securities and Equity Securities That Have Readily Determinable Fair Values

All debt securities, as well as equity securities that have readily determinable fair values, are classified based on management’s intention on the date of purchase. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities not classified as held-to-maturity or trading, as well as equity investments in publicly traded entities, are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income (loss) on an after-tax basis.

Investments in Equity Securities That Do Not Have Readily Determinable Fair Values

Investments in common stock or preferred stock that is not publicly traded and/or does not have a readily determinable fair value is accounted for pursuant to the equity method of accounting if we have the ability to significantly influence the operating and financial policies of an investee. This is generally presumed to exist when we own between 20% and 50% of a corporation, or when we own greater than 5% of a limited partnership or similarly structured entity. Our share of earnings and losses in equity method investees is included in other income, net of expenses. If we do not have this significant influence over the investee, the cost method is used to account for the equity interest.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

If we determine that an investment has sustained an other-than-temporary decline in its value, the equity interest is written down to its fair value through gain (loss) on investments, net and a new carrying value for the investment is established.

Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and are included in gain (loss) on investments, net.

If we hold both a loan and an equity method investment in an investee, we will continue to apply our pro rata share of losses in the investee to the balance of the loan once the equity investment has been fully written down.

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

Warrants and options that are assessed as derivatives are subsequently measured at fair value through earnings as a component of gain (loss) on investments, net.

Deferred Financing Fees

Deferred financing fees represent fees and other direct incremental costs incurred in connection with our borrowings. These amounts are amortized into income as interest expense over the estimated life of the borrowing using the interest method.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment

Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the following estimated useful lives (equipment leased to others is depreciated on a straight-line basis over the term of the lease to its estimated salvage value):

Buildings and improvements	10 to 40 years
Leasehold improvements	Lesser of remaining lease term or estimated useful life
Computer software	3 years
Equipment	5 years
Furniture	7 years

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

We will place a loan on non-accrual status if there is substantial doubt about the borrower’s ability to service its debt and other obligations or if the loan is 90 or more days past due and is not well-secured and in the process of collection. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed and the recognition of interest and fee income on that loan is discontinued until factors indicating doubtful collection no longer exist and the loan has been brought current. Payments received on non-accrual loans are generally first applied to principal. A loan may be returned to accrual status when its interest or principal is current, repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. Cash payments received from the borrower and applied to the principal balance of the loan while the loan was on non-accrual status are not reversed if a loan is returned to accrual status.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimated cash flows of the security. Changes in the effective yield of these securities due to changes in estimated cash flows are recognized on a prospective basis as adjustments to interest income in future periods. The effective yield on all other debt securities that have not experienced an other-than-temporary impairment is based on the contractual cash flows of the security.

Declines in the fair value of debt securities classified as available-for-sale or held-to-maturity are reviewed to determine whether the impairment is other-than-temporary. This review considers a number of factors, including the severity of the decline in fair value, current market conditions, historical performance of the security, risk ratings and the length of time the investment has been in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, an other-than-temporary impairment is considered to have occurred. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of cash flows expected to be collected from the security with its amortized cost. The present value of cash flows is determined using a discount rate equal to the effective yield on the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, then the impairment is considered to be other-than-temporary. Determination of whether an impairment is other-than-temporary requires significant judgment surrounding the collectability of the investment including such factors as the financial condition of the issuer, expected prepayments and expected defaults.

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

Derivative Instruments

We enter into derivative contracts primarily to manage the interest rate risk associated with certain assets, liabilities, or probable forecasted transactions. As of December 31, 2011 and 2010, all of our derivatives were held for risk management purposes, and none were designated as accounting hedges.

Our derivatives are recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest accrued are recognized in other income, net of expenses.

Income Taxes

We provide for income taxes as a “C” corporation on income earned from operations. For the tax years ended December 31, 2010 and 2009, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. We intend to reconsolidate our subsidiaries in 2011 for federal tax purposes when we file our 2011 federal tax return. We are subject to federal, foreign, state and local taxation in various jurisdictions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Net Loss per Share

Basic net loss per share loss is based on the weighted average number of common shares outstanding during each period, plus common share equivalents computed for stock options, stock units, stock dividends declared, restricted stock and convertible debt. Diluted net loss per share is adjusted for the effects of other potentially dilutive financial instruments only in the periods in which such effect is dilutive.

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

Segment Reporting

We present financial and descriptive information about our reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. We designate components of our business as reportable operating segments if the component a) engages in business activities from which it may earn revenues and incur expenses, b) has operating results that are regularly reviewed by executive management to make business decisions about resources to be allocated to the segment and assess its performance and c) has available discrete financial information. We currently operate as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company.

New Accounting Pronouncements

In April 2011, the FASB amended its guidance on loans to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a financing receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a modification constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring includes a concession that the lender would not have otherwise granted if those conditions did not exist; and (b) the debtor is experiencing financial difficulties. This guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. We adopted this guidance on July 1, 2011, and it did not have a material impact on our consolidated financial statements. For further information, see Note 5, Loans and Credit Quality.

In May 2011, the FASB amended its guidance on fair value measurements to achieve common disclosure requirements for GAAP and International Financial Accounting Standards (“IFRS”). The amendments clarify existing GAAP requirements for fair value measurements and eliminate wording differences between current GAAP and IFRS guidelines. This guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012, and it will not have a material impact on our consolidated financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholders’ equity. An entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and of other comprehensive income needs to be displayed under either alternative. This guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012, and it will not have a material impact on our consolidated financial statements.

In September 2011, the FASB amended its guidance on testing goodwill for impairment. The revised guidance provides entities with the option to perform a qualitative assessment before calculating the fair value of a reporting unit. If qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step method of testing goodwill for impairment is required. Otherwise, no additional impairment testing is necessary. We elected to early adopt this guidance on October 1, 2011 as permitted by the amendment. The adoption of this amendment did not have a material impact on our financial statements.

Reclassifications

Certain amounts in the prior year’s audited consolidated financial statements have been reclassified to conform to the current year presentation, including modifying the presentation of our audited consolidated statements of operations to include the captions of non-interest income and non-interest expense as compared to operating expenses and other income (expense). Accordingly, the reclassifications have been appropriately reflected throughout our audited consolidated financial statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The condensed statements of operations for the years ended December 31, 2011, 2010 and 2009 for our discontinued operations were as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Revenue:
Operating lease income	$—	$28,750	$107,296
Expenses:
Interest	—	15,183	12,415
Depreciation	—	2,540	31,520
General and administrative	—	1,481	3,832
Other expense	—	57	5,558

Total expenses	—	19,261	53,325
Gain (loss) from sale of discontinued operations	—	21,696	(7,716)
Income tax expense	—	—	4,458

Net income attributable to discontinued operations	$—	$31,185	$41,797

Note 4. Cash and Cash Equivalents and Restricted Cash

As of December 31, 2011 and 2010, our cash and cash equivalents and restricted cash balances were as follows:

	December 31,
	2011		2010
	Unrestricted	Restricted(1)	Unrestricted	Restricted(1)
	($ in thousands)
Cash and cash equivalents and restricted cash:
Cash and due from banks	$231,701	$41,808	$576,276	$58,814
Interest-bearing deposits in other banks(2)	186,868	16	70,383	10,213
Other short-term investments(3)	39,979	23,660	173,791	59,559

Total cash and cash equivalents and restricted cash	$458,548	$65,484	$820,450	$128,586

(1)	Restricted cash includes principal and interest collections received from loans held in securitization trusts and cash that has been pledged as collateral supporting letters of credit.
(2)	Included in these balances for CapitalSource Bank were $179.1 million and $63.6 million in deposits at the Federal Reserve Bank (“FRB”) as of December 31, 2011 and 2010, respectively.
(3)	Unrestricted cash is invested in short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has ratings of A1 (S&P) P1 (Moody’s) or F1 (Fitch), and restricted cash is invested in a short-term money market fund which has ratings of AAAm (S&P) and Aaa (Moody’s).

Note 5. Loans and Credit Quality

As of December 31, 2011 and 2010, our outstanding loan balance was $5.9 billion and $6.4 billion, respectively. Included in these amounts were loans held for sale and loans held for investment. As of December 31, 2011 and 2010, interest and fee receivables totaled $35.0 million and $52.7 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The outstanding unpaid principal balance of loans in our portfolio, including loans held for sale, by type of loan, as of December 31, 2011 and 2010 was as follows:

	December 31,
	2011		2010
	($ in thousands)
Commercial	$3,544,590	60%	$4,238,471	67%
Real estate	2,341,136	39	1,826,158	29
Real estate – construction	66,285	1	293,581	4

Total(1)	$5,952,011	100%	$6,358,210	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value.

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

During the years ended December 31, 2011, 2010 and 2009, we transferred to held for sale, from loans held for investment, loans with a carrying value of $374.4 million, $387.2 million and $130.7 million, respectively, which included $173.3 million, $117.2 million and $55.4 million of impaired loans, respectively. These transfers were based on our decision to sell these loans as part of overall portfolio management and workout strategies. We incurred $1.4 million, $24.5 million and $11.7 million of losses due to valuation adjustments at the time of transfer during the years ended December 31, 2011, 2010 and 2009, respectively. We also reclassified $28.4 million, $49.5 million and $6.9 million of loans from held for sale to held for investment during the years ended December 31, 2011, 2010 and 2009, respectively, based on our intent to retain these loans for investment.

During the years ended December 31, 2011, 2010 and 2009, we recognized a net pre-tax gain on the sale of loans of $16.4 million and net pre-tax losses of $25.2 million and $7.9 million, respectively.

As of December 31, 2011, 2010 and 2009, loans held for sale with an outstanding balance of $2.9 million, $14.7 million and $0.7 million, respectively, were classified as non-accrual loans.

We recorded $4.9 million and $21,000 of fair value write-downs on non-accrual loans held for sale during the years ended December 31, 2010 and 2009, respectively. We did not incur such fair value write-downs during the year ended December 31, 2011.

Loans Held for Investment

Loans held for investment are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. We maintain an allowance for loan and lease losses for loans held for investment, which is calculated based on management’s estimate of incurred loan and lease losses inherent in our loan portfolio as of the balance sheet date. This methodology is used consistently to develop our allowance for loan and lease losses for all loans and leases in our loan portfolio, and, as such, we

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

maintain a single portfolio segment. The loans in our portfolio are grouped into seven loan classes, based on the level that we use to assess and monitor the risk and performance of the portfolio, including the nature of the borrower, collateral and lending arrangement.

Non-performing loans include all loans on non-accrual status, accruing loans which are contractually past due 90 days or more as to principal or interest payments and other loans which have been identified as troubled debt restructurings (“TDRs”) as defined by GAAP.

As of December 31, 2011 and 2010, the carrying value of each class of loans held for investment, separated by performing and non-performing categories, was as follows:

	December 31,
	2011			2010
Class	Performing	Non-Performing	Total	Performing	Non-Performing	Total
	($ in thousands)
Asset-based	$1,211,511	$62,917	$1,274,428	$1,352,039	$194,625	$1,546,664
Cash flow	1,757,190	186,193	1,943,383	1,558,783	264,786	1,823,569
Healthcare asset-based	265,489	3,937	269,426	269,339	2,925	272,264
Healthcare real estate	561,882	23,600	585,482	841,774	28,866	870,640
Multi-family	852,766	1,703	854,469	328,300	11,010	339,310
Real estate	441,490	158,761	600,251	725,972	356,087	1,082,059
Small business	152,068	10,640	162,708	101,761	10,171	111,932

Total(1)	$5,242,396	$447,751	$5,690,147	$5,177,968	$868,470	$6,046,438

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

During the years ended December 31, 2011 and 2010, we purchased loans held for investment with an unpaid principal balance of $620.3 million and $342.0 million, respectively.

As of December 31, 2011 and 2010, CapitalSource Bank pledged loans held for investment with an unpaid principal balance of $459.5 million and $166.1 million, respectively, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) as collateral for its financing facility.

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

Credit risk management for the loan portfolio begins with an assessment of the credit risk profile of a client generally based on an analysis of the client’s payment performance, cash flow and financial position. As part of the overall credit risk assessment of a client, each credit exposure is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on the same factors: financial performance, the ability to repay the loan and the collateral. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s financial condition, cash flow or financial position. We use risk rating aggregations to measure and evaluate concentrations within the loan portfolio. In making decisions regarding credit, we consider risk rating, collateral and industry concentration limits.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We believe that the likelihood of not being paid according to the contractual terms of a loan is, in large part, dependent upon the assessed level of risk associated with the loan. The internal rating that is assigned to a loan provides a view as to the relative risk of each loan. We employ an internal risk rating scale to establish a view of the credit quality of each loan. This scale is based on the credit classifications of assets as prescribed by government regulations and industry standards and is separated into the following groups:

•	Pass – Loans with standard, acceptable levels of credit risk;

•	Special mention – Loans that have potential weaknesses that deserve close attention, and which, if left uncorrected, may result in a loss or deterioration of our credit position;

•

Substandard – Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected; and

•

Doubtful – Loans that have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full improbable based on currently existing facts, conditions, and values.

As of December 31, 2011 and 2010, the carrying value of each class of loans held for investment, by internal risk rating, was as follows:

	Internal Risk Rating
Class	Pass	Special Mention	Substandard	Doubtful	Total
	($ in thousands)
As of December 31, 2011:
Asset-based	$953,406	$180,588	$132,848	$7,586	$1,274,428
Cash flow	1,602,838	27,018	228,502	85,025	1,943,383
Healthcare asset-based	177,996	75,980	15,397	53	269,426
Healthcare real estate	489,099	72,783	23,600	—	585,482
Multi-family	849,251	3,516	1,702	—	854,469
Real estate	428,750	42,634	128,867	—	600,251
Small business	143,709	8,869	1,470	8,660	162,708

Total(1)	$4,645,049	$411,388	$532,386	$101,324	$5,690,147

As of December 31, 2010:
Asset-based	$1,207,990	$39,612	$169,986	$129,076	$1,546,664
Cash flow	1,110,779	216,399	350,287	146,104	1,823,569
Healthcare asset-based	245,486	9,243	15,509	2,026	272,264
Healthcare real estate	773,955	37,730	47,090	11,865	870,640
Multi-family	330,017	—	8,919	374	339,310
Real estate	396,044	98,401	470,034	117,580	1,082,059
Small business	97,444	6,278	5,514	2,696	111,932

Total(1)	$4,161,715	$407,663	$1,067,339	$409,721	$6,046,438

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

Non-Accrual and Past Due Loans

We will place a loan on non-accrual status if there is substantial doubt about the borrower’s ability to service its debt and other obligations or if the loan is 90 or more days past due and is not well-secured and in the process of collection. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of December 31, 2011 and 2010, the carrying value of non-accrual loans was as follows:

	December 31,
	2011	2010
	($ in thousands)
Asset-based	$33,236	$142,847
Cash flow	110,280	183,606
Healthcare asset-based	822	2,925
Healthcare real estate	23,600	28,866
Multi-family	1,703	11,010
Real estate	87,663	265,615
Small business	5,995	4,980

Total(1)	$263,299	$639,849

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

As of December 31, 2011 and 2010, the delinquency status of loans in our loan portfolio was as follows:

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater than 90 Days Past Due and Accruing
	($ in thousands)
As of December 31, 2011:
Asset-based	$2,611	$8,677	$11,288	$1,260,754	$1,272,042	$—
Cash flow	218	9,701	9,919	1,933,464	1,943,383	—
Healthcare asset-based	—	—	—	269,426	269,426	—
Healthcare real estate	—	17,951	17,951	567,531	585,482	—
Multi-family	1,565	188	1,753	852,716	854,469	—
Real estate	5,762	44,049	49,811	550,440	600,251	5,603
Small business	2,213	4,675	6,888	151,313	158,201	—

Total(1)	$12,369	$85,241	$97,610	$5,585,644	$5,683,254	$5,603

As of December 31, 2010:
Asset-based	$8,074	$27,130	$35,204	$1,500,537	$1,535,741	$3,244
Cash flow	10,573	60,644	71,217	1,752,352	1,823,569	—
Healthcare asset-based	—	—	—	272,264	272,264	—
Healthcare real estate	—	25,887	25,887	840,527	866,414	—
Multi-family	2,324	9,293	11,617	327,692	339,309	—
Real estate	54	148,197	148,251	924,590	1,072,841	45,783
Small business	4,317	4,981	9,298	97,444	106,742	—

Total(1)	$25,342	$276,132	$301,474	$5,715,406	$6,016,880	$49,027

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We continue to recognize interest income on loans that have been identified as impaired but that have not been placed on non-accrual status.

As of December 31, 2011 and 2010, information pertaining to our impaired loans was as follows:

	December 31,
	2011			2010
	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance
	($ in thousands)
With no related allowance recorded:
Asset-based	$55,445	$89,519	$—	$96,514	$180,659	$—
Cash flow	80,453	143,131	—	128,658	205,454	—
Healthcare asset-based	3,937	15,133	—	463	825	—
Healthcare real estate	23,600	28,961	—	18,881	19,892	—
Multi-family	1,703	2,988	—	11,010	15,402	—
Real estate	123,766	226,359	—	323,292	407,423	—
Small business	14,679	20,938	—	9,861	17,708	—

Total	303,583	527,029	—	588,679	847,363	—

With allowance recorded:
Asset-based	7,472	9,847	(2,030)	98,762	112,732	(21,684)
Cash flow	105,740	117,766	(24,418)	142,171	191,172	(33,069)
Healthcare asset-based	—	—	—	2,462	11,614	(675)
Healthcare real estate	—	—	—	9,984	11,278	(2,323)
Real estate	—	—	—	69,128	92,833	(21,076)
Small business	—	—	—	310	359	(141)

Total	113,212	127,613	(26,448)	322,817	419,988	(78,968)

Total impaired loans	$416,795	$654,642	$(26,448)	$911,496	$1,267,351	$(78,968)

(1)	Carrying value of impaired loans before applying specific reserves. Excludes loans held for sale. Balances are net of deferred loan fees and discounts.
(2)	Represents the contractual amounts owed to us by borrowers.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Average balances and interest income recognized on impaired loans by loan class for the years ended December 31, 2011 and 2010 were as follows:

	Years Ended December 31,
	2011		2010		2009
	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)
	($ in thousands)
No allowance recorded:
Asset-based	$67,521	$2,899	$147,560	$5,158	$149,174	$7,170
Cash flow	110,466	7,456	181,308	6,487	214,342	13,532
Healthcare asset-based	1,827	177	1,575	132	106	—
Healthcare real estate	23,010	165	20,119	11	21,199	1,218
Multi-family	5,770	—	2,655	35	6,384	—
Real estate	185,104	3,410	190,510	5,770	99,805	1,975
Small business	10,158	—	4,317	—	—	—

Total	403,856	14,107	548,044	17,593	491,010	23,895

With allowance recorded:
Asset-based	47,572	—	60,580	23	101,386	—
Cash flow	111,637	3,405	109,825	1,901	58,347	—
Healthcare asset-based	787	—	4,908	—	3,308	—
Healthcare real estate	5,006	—	9,101	179	4,457	316
Multi-family	414	—	13,425	—	3,609	—
Real estate	32,964	—	407,720	1,624	265,269	4,809
Small business	733	—	1,096	—	—	—

Total	199,113	3,405	606,655	3,727	436,376	5,125

Total impaired loans	$602,969	$17,512	$1,154,699	$21,320	$927,386	$29,020

(1)	We recognized $0.1 million, $0.6 million and $50,000 of cash basis interest income on impaired loans during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, the carrying value of impaired loans with no related allowance recorded was $303.6 million and $588.7 million, respectively. Of these amounts, $136.3 million and $222.4 million, respectively, related to loans that were charged off to their carrying values. These charge offs were primarily the result of collateral dependent loans for which ultimate collection depends solely on the sale of the collateral. The remaining $167.3 million and $366.3 million related to loans that had no recorded charge offs or specific reserves as of December 31, 2011 and 2010, respectively, based on our estimate that we ultimately will collect all principal and interest amounts due.

If our non-accrual loans had performed in accordance with their original terms, interest income would have been increased by $105.3 million, $142.5 million and $127.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses represents management’s estimate of incurred loan and lease losses inherent in our loan and lease portfolio as of the balance sheet date. The estimation of the allowance for loan and lease losses is based on a variety of factors, including past loan and lease loss experience, the current credit profile and financial position of our borrowers, adverse situations that have occurred that may affect the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

borrowers’ ability to repay, the estimated value of underlying collateral and general economic conditions. Provisions for loan and lease losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

We perform quarterly and systematic detailed reviews of our loan portfolio to identify credit risks and to assess the overall collectability of the portfolio. The allowance on certain pools of loans with similar characteristics is estimated using reserve factors that are reflective of historical loss rates.

Our portfolio is reviewed regularly, and, on a periodic basis, individual loans are reviewed and assigned a risk rating. Loans subject to individual reviews are analyzed and segregated by risk according to our internal risk rating scale. These risk ratings, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, and any other pertinent information, including individual valuations on impaired loans, are factored in the estimation of the allowance for loan and lease losses. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.

If the recorded investment in an impaired loan exceeds the present value of payments expected to be received, the fair value of the collateral and/or the loan’s observable market price, a specific allowance is established as a component of the allowance for loan and lease losses.

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan and lease losses. To the extent we later collect from the original borrower amounts previously charged off, we will recognize a recovery through the allowance for loan and lease losses for the amount received.

We also consider whether losses may have been incurred in connection with unfunded commitments to lend. In making this assessment, we exclude from consideration those commitments for which funding is subject to our approval based on the adequacy of underlying collateral that is required to be presented by a borrower or other terms and conditions. Reserves for losses related to unfunded commitments are included within other liabilities.

Activity in the allowance for loan and lease losses related to our loans held for investment for the years ended December 31, 2011, 2010 and 2009, respectively, was as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Balance as of beginning of year	$329,122	$586,696	$423,844
Charge offs	(246,242)	(385,097)	(589,854)
Recoveries	18,926	930	11,361

Net charge offs	(227,316)	(384,167)	(578,493)
Charge offs upon transfer to held for sale	(41,160)	(42,353)	(33,907)
Deconsolidation of 2006-A Trust	—	(138,134)	—
Provision for loan and lease losses	92,985	307,080	775,252

Balance as of end of year	$153,631	$329,122	$586,696

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2011 and 2010, the balances of the allowance for loan and lease losses and the carrying value of loans held for investment disaggregated by impairment methodology were as follows:

	December 31,
	2011		2010
	Loans	Allowance for Loan and Lease Losses	Loans	Allowance for Loan and Lease Losses
	($ in thousands)
Individually evaluated for impairment	$418,429	$(26,448)	$904,466	$(78,019)
Collectively evaluated for impairment	5,333,668	(127,183)	5,217,393	(249,912)
Acquired loans with deteriorated credit quality	6,893	—	31,017	(1,191)

Total	$5,758,990	$(153,631)	$6,152,876	$(329,122)

Troubled Debt Restructurings

During the years ended December 31, 2011 and 2010, loans with an aggregate carrying value, which includes principal, deferred fees and accrued interest, of $350.9 million and $1.0 billion, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in TDRs are assessed as impaired, generally for a period of at least one year following the restructuring. A loan that has been involved in a TDR might no longer be assessed as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. As of December 31, 2011, two loans with an aggregate carrying value of $35.6 million that had been previously restructured in a TDR were not classified as impaired as they performed in accordance with the restructured terms for twelve consecutive months. As of December 31, 2010, all of our loans restructured in TDRs were classified as impaired loans.

The aggregate carrying values of loans that had been restructured in TDRs as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	($ in thousands)
Non-accrual	$130,389	$400,851
Accruing	178,614	154,262

Total	$309,003	$555,113

The specific reserves related to these loans were $7.3 million and $35.5 million as of December 31, 2011 and 2010, respectively. We had unfunded commitments related to these restructured loans of $103.1 million and $118.8 million as of December 31, 2011 and 2010, respectively.

The following table rolls forward the balance of loans modified in TDRs for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Beginning balance of TDRs	$555,113	$426,406	$381,398
New TDRs	143,963	449,534	308,125
Draws and pay downs on existing TDRs, net	(27,305)	(70,167)	(27,463)
Loan sales and payoffs	(267,168)	(157,255)	(115,445)
Charge offs post modification	(95,600)	(93,405)	(120,209)

Ending balance of TDRs	$309,003	$555,113	$426,406

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The number and aggregate carrying values of loans involved in TDRs that occurred during the year ended December 31, 2011 were as follows:

	Year Ended December 31, 2011
	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR
	($ in thousands)
Asset-based
Maturity extension	3	$16,305	$16,305
Payment deferral	2	1,079	1,079
Discounted payoffs	3	7,096	—
Foreclosures	1	7,329	—
Multiple concessions	2	30,030	30,030

	11	61,839	47,414

Cash flow
Maturity extension	3	5,738	5,738
Payment deferral	6	52,476	52,476
Discounted payoffs	6	24,957	—
Foreclosures	3	12,375	—
Multiple concessions	7	20,005	20,005

	25	115,551	78,219

Healthcare asset-based
Maturity extension	1	607	607
Multiple concessions	1	2,527	2,527

	2	3,134	3,134

Healthcare real estate
Maturity extension	1	2,978	2,978
Foreclosures	1	1,880	—

	2	4,858	2,978

Multi-family
Interest rate and fee reduction	1	278	278
Discounted payoffs	1	1,333	—
Multiple concessions	1	1,717	1,717

	3	3,328	1,995

Real estate
Maturity extension	2	6,239	6,239
Discounted payoffs	1	14,098	—
Foreclosures	3	8,298	—
Multiple concessions	2	112,406	112,406

	8	141,041	118,645

Small business
Foreclosures	6	2,343	—
Multiple concessions	2	148	148

	8	2,491	148

Total (1)	59	$332,242	$252,533

(1)	Excludes loans held for sale and purchased credit impaired loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The number and aggregate carrying values of loans that experienced defaults after the initial restructuring during the year ended December 31, 2011 were as follows:

	Year Ended December 31, 2011
	Number of Loans	Carrying Value
		($ in thousands)
Asset-based	1	$1,295
Multi-family	2	1,049
Real estate	2	5,603

Total(1)(2)	5	$7,947

(1)	Excludes loans held for sale and purchased credit impaired loans.
(2)	Includes only TDRs that have occurred within the previous 12 months and for which there was a payment default during the period. TDRs that occurred prior to January 1, 2011 were assessed under the superseded accounting standards.

Loans involved in TDRs are deemed to be impaired. Such impaired loans, including those that subsequently experienced defaults during the periods presented, are individually evaluated in accordance with our allowance for loan and lease losses methodology under the same guidelines as non-TDR loans that are classified as impaired.

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

Foreclosed Assets

Real Estate Owned (“REO”)

When we foreclose on a real estate asset that collateralizes a loan, we record the asset at its estimated fair value less costs to sell at the time of foreclosure if the related REO is classified as held for sale. Upon foreclosure, we evaluate the asset’s fair value as compared to the loan’s carrying amount and record a charge off

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

when the carrying amount of the loan exceeds fair value less costs to sell. For REO determined to be held for sale, subsequent valuation adjustments are recorded as a valuation allowance, which is recorded as a component of net expense of real estate owned and other foreclosed assets. REO that does not meet the criteria of held for sale is classified as held for use and initially recorded at its fair value. Except for land acquired, the real estate asset is subsequently depreciated over its estimated useful life. Fair value adjustments on REO held for use are recorded only if the carrying amount of an asset is not recoverable and exceeds its fair value.

As of December 31, 2011 and 2010, we had $23.6 million and $92.3 million, respectively, of REO classified as held for sale, which was recorded in other assets. Activity related to REO held for sale for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Balance as of beginning of year	$92,265	$101,401	$84,437
Acquired in business combination	—	2,014	—
Transfers from loans held for investment and other assets	18,605	138,103	102,974
Fair value adjustments	(22,935)	(40,536)	(32,033)
Transfers from (to) REO held for use	—	2,850	(11,259)
Real estate sold	(64,286)	(111,567)	(42,718)

Balance as of end of year	$23,649	$92,265	$101,401

During the years ended December 31, 2011, 2010 and 2009, we recognized losses of $3.0 million, $2.1 million and $15.0 million, respectively, on the sales of REO held for sale as a component of expense of real estate owned and other foreclosed assets, net.

As of December 31, 2011 and 2010, we had $1.4 million of REO classified as held for use, which was recorded in other assets. During the years ended December 31, 2010 and 2009, we recognized impairment losses of $12.9 million and $2.4 million, respectively, on REO held for use as a component of expense of real estate owned and other foreclosed assets, net. We did not record such impairment loss during the year ended December 31, 2011.

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of loans, we record the acquired loans at the estimated fair value less costs to sell at the time of foreclosure. At the time of foreclosure, we record charge offs when the carrying amount of the original loan exceeds the estimated fair value of the acquired loans. We may also write down or record allowances on the acquired loans subsequent to foreclosure if such loans experience additional credit deterioration. As of December 31, 2011 and 2010, we had $14.7 million and $55.8 million, respectively, of loans acquired through foreclosure, net of valuation allowances of $0.9 million and $3.2 million, respectively, which were recorded in other assets. Provision for losses and gains and losses on sales on our other foreclosed assets, which were recorded as a component of expense of real estate owned and other foreclosed assets, net for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Provision for losses on other foreclosed assets	$10,009	$42,079	$3,612
Gains on sales of other foreclosed assets	2,357	—	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6. Investments

Investment Securities, Available-for-Sale

As of December 31, 2011 and 2010, our investment securities, available-for-sale were as follows:

	December 31,
	2011				2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Agency callable notes	$37,025	$293	$—	$37,318	$164,219	$418	$(1,749)	$162,888
Agency debt	24,396	317	—	24,713	102,263	1,167	—	103,430
Agency discount notes	—	—	—	—	164,917	57	—	164,974
Agency MBS	969,854	25,046	(103)	994,797	860,441	15,035	(5,321)	870,155
Asset-backed securities	15,023	604	(20)	15,607	—	—	—	—
Collateralized loan obligations	11,915	5,848	—	17,763	12,249	—	—	12,249
Corporate debt	742	—	(42)	700	5,013	122	—	5,135
Equity security	202	191	—	393	202	61	—	263
Municipal bond	3,235	—	—	3,235	—	—	—	—
Non-agency MBS	67,662	831	(1,563)	66,930	112,917	1,640	(873)	113,684
U.S. Treasury and agency securities	25,902	644	—	26,546	90,587	24	(478)	90,133

Total	$1,155,956	$33,774	$(1,728)	$1,188,002	$1,512,808	$18,524	$(8,421)	$1,522,911

Included in investment securities, available-for-sale, were callable notes issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank (“FHLB”) and Federal Farm Credit Bank (“Agency callable notes”), bonds issued by the FHLB (“Agency debt”), discount notes issued by Fannie Mae, Freddie Mac and the FHLB (“Agency discount notes”), residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency MBS”), asset-backed securities, investments in a collateralized loan obligation, corporate debt, an equity security, a municipal bond, commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”) and U.S. Treasury and agency securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of investment securities, available-for-sale that CapitalSource Bank pledged as collateral as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011		2010
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$475,694	$490,437	$877,766	$889,888
FRB	—	—	35,056	34,256
Non-government correspondent bank(1)	39,990	39,990	37,979	37,989
Government agencies(2)	44,462	45,816	29,069	29,305

	$560,146	$576,243	$979,870	$991,438

(1)	Represents the amounts CapitalSource Bank pledged as collateral for letters of credit and foreign exchange contracts.
(2)	Represents the amounts CapitalSource Bank pledged as collateral to secure funds deposited by local government agencies.

Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and are included in gain on investments, net. Proceeds and gross pre-tax gains from sales of investment securities, available-for-sale for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Proceeds from sales	$273,439	$79,491	$45,640
Gross pre-tax gains from sales	17,984	5,901	453

During the years ended December 31, 2011 and 2010, we recognized $13.3 million and $1.1 million, respectively, of net unrealized after-tax gains, and during the year ended December 31, 2009, we recognized $0.6 million of net unrealized after-tax losses, related to our available-for-sale investment securities, as a component of accumulated other comprehensive income, net.

Other-than-temporary impairments (“OTTI”) on our investment securities, available-for-sale are included as a component of gain on investments, net. During the year ended December 31, 2011, we recorded OTTI of $1.5 million on our investment securities, available-for-sale related to a decline in the fair value of one municipal bond. During the year ended December 31, 2010, we recorded OTTI of $3.6 million and $0.3 million related to declines in the fair value of certain corporate debt securities and our equity security, respectively. During the year ended December 31, 2009, we recorded $11.8 million and $1.8 million of OTTI related to declines in the fair value of certain corporate debt securities and collateralized loan obligations, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity consists of commercial mortgage-backed securities rated AAA held by CapitalSource Bank. The amortized costs and estimated fair values of the investment securities, held-to-maturity, that CapitalSource Bank pledged as collateral as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011		2010
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$7,177	$7,681	$21,260	$22,431
FRB	93,899	94,305	143,927	153,756

	$101,076	$101,986	$165,187	$176,187

Unrealized Losses on Investment Securities

As of December 31, 2011 and 2010, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	($ in thousands)
As of December 31, 2011
Investment Securities, Available-for-Sale:
Agency MBS	$(103)	$35,704	$—	$—	$(103)	$35,704
Asset-backed securities	(20)	4,826	—	—	(20)	4,826
Corporate debt	(42)	700	—	—	(42)	700
Non-agency MBS	(169)	14,921	(1,394)	13,406	(1,563)	28,327

Total Investment Securities, Available-for-Sale	$(334)	$56,151	$(1,394)	$13,406	$(1,728)	$69,557

Total Investment Securities, Held-to-Maturity(1)	$(3,018)	$64,012	$—	$—	$(3,018)	$64,012

As of December 31, 2010
Investment Securities, Available-for-Sale:
Agency callable notes	$(1,749)	$92,471	$—	$—	$(1,749)	$92,471
Agency MBS	(5,321)	252,844	—	—	(5,321)	252,844
Non-agency MBS	(835)	20,905	(38)	8,384	(873)	29,289
U.S. Treasury and agency securities	(478)	20,151	—	—	(478)	20,151

Total Investment Securities, Available-for-Sale	$(8,383)	$386,371	$(38)	$8,384	$(8,421)	$394,755

Total Investment Securities, Held-to-Maturity(1)	$(97)	$13,524	$—	$—	$(97)	13,524

(1)	Consists of commercial mortgage-backed securities rated AAA held by CapitalSource Bank.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI, and we do not believe that any unrealized losses in our portfolio as of December 31, 2011 and 2010 represent OTTI. The losses are primarily related to two non-Agency MBS and four commercial MBS. The unrealized losses are attributable to fluctuations in the market prices of the securities due to current market conditions and interest rate levels. The non-Agency MBS securities have strong debt ratings and debt metrics. Each commercial MBS with unrealized losses as of December 31, 2011 was investment grade and had a credit support level that exceeds 20%, which, in accordance with CapitalSource Bank investment policy, is the minimum required for purchases of this type of security. As such, we expect to recover the entire amortized cost basis of the impaired securities. We have the ability and the intention to hold these securities until their fair values recover to cost or maturity.

Contractual Maturities

As of December 31, 2011, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities, Available-for-Sale		Investments Securities, Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in thousands)
Due in one year or less	$24,396	$24,713	$—	$—
Due after one year through five years	33,977	34,189	26,679	30,102
Due after five years through ten years(1)	78,788	81,353	58,938	56,865
Due after ten years(2)(3)	1,018,795	1,047,747	26,089	26,005

Total	$1,155,956	$1,188,002	$111,706	$112,972

(1)	Includes Agency and Non-agency MBS, with fair values of $26.9 million and $87.1 million, respectively, and weighted average expected maturities of approximately 2.45 years and 1.97 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2011.
(2)	Includes Agency and Non-agency MBS, including CMBS, with fair values of $967.9 million and $62.7 million, respectively, and weighted average expected maturities of approximately 2.62 years and 3.12 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2011.
(3)	Includes securities with no stated maturity.

Other Investments

As of December 31, 2011 and 2010, our other investments were as follows:

	December 31,
	2011	2010
	($ in thousands)
Investments carried at cost	$36,252	$33,062
Investments carried at fair value	192	222
Investments accounted for under the equity method	44,801	38,605

Total	$81,245	$71,889

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Proceeds and net pre-tax gains from sales of other investments for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Proceeds from sales	$30,468	$57,317	$23,327
Net pre-tax gain (loss) from sales	22,915	35,345	(2,293)

During the years ended December 31, 2011, 2010 and 2009, we recorded OTTI of $1.4 million, $2.5 million and $13.2 million, respectively, relating to our investments carried at cost.

Note 7. Guarantor Information

The following represents the supplemental consolidating condensed financial information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009 of (i) CapitalSource Inc., which as discussed in Note 11, Borrowings, is the issuer of our Senior Subordinated Debentures, (ii) CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of our Senior Subordinated Debentures, and (iii) our subsidiaries that are not guarantors of the Senior Subordinated Debentures. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed the Senior Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate audited consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2011

	CapitalSource Inc.	CapitalSource Finance LLC		Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
		Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries
	($ in thousands)
Assets
Cash and cash equivalents	$12,618	$324,848	$118,648	$2,434	$—	$458,548
Restricted cash	—	29,605	35,737	142	—	65,484
Investment securities:
Available-for-sale, at fair value	—	1,159,819	6,793	21,390	—	1,188,002
Held-to-maturity, at amortized cost	—	111,706	—	—	—	111,706

Total investment securities	—	1,271,525	6,793	21,390	—	1,299,708
Loans:
Loans held for sale	—	138,723	38	54,260	—	193,021
Loans held for investment	—	5,377,778	146,395	234,817	—	5,758,990
Less deferred loan fees and discounts	—	(59,015)	(4,462)	(8,502)	3,136	(68,843)
Less allowance for loan and lease losses	—	(137,052)	(7,394)	(9,185)	—	(153,631)

Loans held for investment, net	—	5,181,711	134,539	217,130	3,136	5,536,516

Total loans	—	5,320,434	134,577	271,390	3,136	5,729,537
Interest receivable	—	28,839	16,873	(6,916)	—	38,796
Investment in subsidiaries	1,592,510	2,591	1,432,579	1,339,759	(4,367,439)	—
Intercompany receivable	—	—	26,691	—	(26,691)	—
Other investments	—	56,641	13,955	10,649	—	81,245
Goodwill	—	173,135	—	—	—	173,135
Other assets	11,521	236,575	80,432	156,682	(31,595)	453,615

Total assets	$1,616,649	$7,444,193	$1,866,285	$1,795,530	$(4,422,589)	$8,300,068

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$5,124,995	$—	$—	$—	$5,124,995
Term debt	—	309,394	—	—	—	309,394
Other borrowings	28,903	550,000	436,196	—	—	1,015,099
Other liabilities	12,600	71,908	96,696	128,484	(34,254)	275,434
Intercompany payable	—	—	—	26,691	(26,691)	—

Total liabilities	41,503	6,056,297	532,892	155,175	(60,945)	6,724,922
Shareholders’ equity:
Common stock	2,561	921,000	—	—	(921,000)	2,561
Additional paid-in capital	3,487,911	(203,537)	288,752	1,669,098	(1,754,313)	3,487,911
(Accumulated deficit) retained earnings	(1,934,732)	654,578	1,028,928	(42,296)	(1,641,210)	(1,934,732)
Accumulated other comprehensive income, net	19,406	15,855	15,713	13,553	(45,121)	19,406

Total shareholders’ equity	1,575,146	1,387,896	1,333,393	1,640,355	(4,361,644)	1,575,146

Total liabilities and shareholders’ equity	$1,616,649	$7,444,193	$1,866,285	$1,795,530	$(4,422,589)	$8,300,068

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2010

	CapitalSource Inc.	CapitalSource Finance LLC		Other Non-Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
		Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries
	($ in thousands)
Assets
Cash and cash equivalents	$94,614	$353,666	$252,012	$120,158	$—	$820,450
Restricted cash	—	39,335	85,142	4,109	—	128,586
Investment securities:
Available-for-sale, at fair value	—	1,510,384	—	12,527	—	1,522,911
Held-to-maturity, at amortized cost	—	184,473	—	—	—	184,473

Total investment securities	—	1,694,857	—	12,527	—	1,707,384
Loans:
Loans held for sale	—	171,887	16,202	17,245	—	205,334
Loans held for investment	—	5,008,287	284,445	860,144	—	6,152,876
Less deferred loan fees and discounts	—	(79,877)	(10,362)	(18,429)	2,230	(106,438)
Less allowance for loan and lease losses	—	(223,553)	(29,626)	(75,943)	—	(329,122)

Loans held for investment, net	—	4,704,857	244,457	765,772	2,230	5,717,316

Total loans	—	4,876,744	260,659	783,017	2,230	5,922,650
Interest receivable	—	25,780	18,174	13,439	—	57,393
Investment in subsidiaries	2,339,169	3,594	1,561,468	1,623,244	(5,527,475)	—
Intercompany receivable	375,000	9	134,079	301,241	(810,329)	—
Other investments	—	52,066	13,887	5,936	—	71,889
Goodwill	—	173,135	—	—	—	173,135
Other assets	89,198	249,119	156,557	234,034	(164,988)	563,920

Total assets	$2,897,981	$7,468,305	$2,481,978	$3,097,705	$(6,500,562)	$9,445,407

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$4,621,273	$—	$—	$—	$4,621,273
Credit facilities	—	65,606	—	1,902	—	67,508
Term debt	285,731	693,523	—	—	—	979,254
Other borrowings	523,650	412,000	440,234	—	—	1,375,884
Other liabilities	34,658	170,408	121,227	208,816	(187,563)	347,546
Intercompany payable	—	46,850	301,241	441,372	(789,463)	—

Total liabilities	844,039	6,009,660	862,702	652,090	(977,026)	7,391,465
Shareholders’ equity:
Common stock	3,232	921,000	—	—	(921,000)	3,232
Additional paid-in capital	3,911,341	74,588	679,241	2,556,428	(3,310,257)	3,911,341
(Accumulated deficit) retained earnings	(1,870,572)	457,302	930,076	(114,898)	(1,272,480)	(1,870,572)
Accumulated other comprehensive income, net	9,941	5,755	9,959	4,087	(19,801)	9,941

Total CapitalSource Inc. shareholders’ equity	2,053,942	1,458,645	1,619,276	2,445,617	(5,523,538)	2,053,942
Noncontrolling interests	—	—	—	(2)	2	—

Total shareholders’ equity	2,053,942	1,458,645	1,619,276	2,445,615	(5,523,536)	2,053,942

Total liabilities and shareholders’ equity	$2,897,981	$7,468,305	$2,481,978	$3,097,705	$(6,500,562)	$9,445,407

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For the Year Ended December 31, 2011

	CapitalSource Inc.	CapitalSource Finance LLC		Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
		Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries
	($ in thousands)
Net interest income:
Interest income:
Loans and leases	$28,850	$390,626	$26,761	$42,005	$(35,635)	$452,607
Investment securities	—	48,385	7	7,132	—	55,524
Other	—	1,122	1,130	7	—	2,259

Total interest income	28,850	440,133	27,898	49,144	(35,635)	510,390
Interest expense:
Deposits	—	53,609	—	—	—	53,609
Borrowings	65,077	18,246	15,717	33,172	(35,811)	96,401

Total interest expense	65,077	71,855	15,717	33,172	(35,811)	150,010

Net interest (loss) income	(36,227)	368,278	12,181	15,972	176	360,380
Provision for loan and lease losses	—	37,373	46,245	9,367	—	92,985

Net interest (loss) income after provision for loan and lease losses	(36,227)	330,905	(34,064)	6,605	176	267,395
Non-interest income:
Loan fees	(363)	9,414	5,679	1,504	—	16,234
Leased equipment income	—	3,748	—	—	—	3,748
Gain on investments, net	—	37,481	4,388	16,712	—	58,581
(Loss) gain on derivatives, net	—	(791)	10,061	(16,083)	—	(6,813)
Other non-interest income, net	89	20,139	75,901	9,487	(84,672)	20,944
Earnings (loss) in subsidiaries	92,089	(1,030)	174,017	102,093	(367,169)	—

Total non-interest income	91,815	68,961	270,046	113,713	(451,841)	92,694
Non-interest expense:
Compensation and benefits	1,352	51,588	76,682	—	(3,957)	125,665
Professional fees	7,140	4,465	17,938	1,639	—	31,182
Occupancy expenses	—	7,521	8,532	—	(573)	15,480
FDIC fees and assessments	—	6,091	—	—		6,091
Leased equipment depreciation	—	2,720	—	—		2,720
General depreciation and amortization	—	4,623	2,747	—	(491)	6,879
Expense of real estate owned and other foreclosed assets, net	—	22,507	374	16,466	—	39,347
Loss on extinguishment of debt	119,007	—	—	—	—	119,007
Other non-interest expense, net	4,742	63,728	29,430	12,234	(81,335)	28,799

Total non-interest expense	132,241	163,243	135,703	30,339	(86,356)	375,170

Net (loss) income before income taxes	(76,653)	236,623	100,279	89,979	(365,309)	(15,081)
Income tax (benefit) expense	(24,630)	61,031	(10)	551	—	36,942

Net (loss) income	$(52,023)	$175,592	$100,289	$89,428	$(365,309)	$(52,023)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For the Year Ended December 31, 2010

	CapitalSource Inc.	CapitalSource Finance LLC		Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
		Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries
	($ in thousands)
Net interest income:
Interest income:
Loans and leases	$40,421	$420,794	$25,515	$119,376	$(29,580)	$576,526
Investment securities	—	58,837	118	2,693	—	61,648
Other	—	1,455	7	5	—	1,467

Total interest income	40,421	481,086	25,640	122,074	(29,580)	639,641
Interest expense:
Deposits	—	60,052	—	—	—	60,052
Borrowings	101,481	30,579	28,294	63,779	(52,089)	172,044

Total interest expense	101,481	90,631	28,294	63,779	(52,089)	232,096

Net interest (loss) income	(61,060)	390,455	(2,654)	58,295	22,509	407,545
Provision for loan and lease losses	—	123,412	(17,517)	201,185	—	307,080

Net interest (loss) income after provision for loan and lease losses	(61,060)	267,043	14,863	(142,890)	22,509	100,465
Non-interest income:
Loan fees	(2,645)	9,097	9,818	5,875	—	22,145
Gain on investments, net	—	30,855	1,012	22,192	—	54,059
(Loss) gain on derivatives, net	—	(2,487)	18,727	(24,884)	—	(8,644)
Other non-interest income, net	32	25,053	40,989	15,098	(77,070)	4,102
(Loss) earnings in subsidiaries	(84,787)	(3,934)	145,434	105,977	(162,690)	—

Total non-interest income	(87,400)	58,584	215,980	124,258	(239,760)	71,662
Non-interest expense:
Compensation and benefits	1,302	50,088	70,687	—	—	122,077
Professional fees	2,259	2,221	25,365	5,995	—	35,840
Occupancy expenses	—	7,459	11,218	—	(580)	18,097
FDIC fees and assessments	—	7,823	—	—	—	7,823
General depreciation and amortization	—	5,471	3,846	49	(496)	8,870
Expense of real estate owned and other foreclosed assets, net	—	22,222	4,219	85,982	—	112,423
Gain on extinguishment of debt	(925)	—	—	—	—	(925)
Other non-interest expense, net	4,752	49,366	32,618	19,082	(76,572)	29,246

Total non-interest expense	7,388	144,650	147,953	111,108	(77,648)	333,451

Net (loss) income from continuing operations before income taxes	(155,848)	180,977	82,890	(129,740)	(139,603)	(161,324)
Income tax (benefit) expense	(46,594)	18,033	—	7,759	—	(20,802)

Net (loss) income from continuing operations	(109,254)	162,944	82,890	(137,499)	(139,603)	(140,522)
Net income from discontinued operations, net of taxes	—	—	—	9,489	—	9,489
Net gain from sale of discontinued operations, net of taxes	—	—	—	21,696	—	21,696

Net (loss) income	(109,254)	162,944	82,890	(106,314)	(139,603)	(109,337)
Net loss attributable to noncontrolling interests	—	—	—	(83)	—	(83)

Net (loss) income attributable to CapitalSource Inc.	$(109,254)	$162,944	$82,890	$(106,231)	$(139,603)	$(109,254)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For the Year Ended December 31, 2009

	CapitalSource Inc.	CapitalSource Finance LLC		Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
		Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries
	($ in thousands)
Net interest income:
Interest income:
Loans and leases	$19,326	$484,889	$59,784	$275,151	$(32,814)	$806,336
Investment securities	—	46,868	368	13,723	—	60,959
Other	—	4,390	110	151	—	4,651

Total interest income	19,326	536,147	60,262	289,025	(32,814)	871,946
Interest expense:
Deposits	—	109,430	—	—	—	109,430
Borrowings	118,366	49,679	32,145	144,090	(26,398)	317,882

Total interest expense	118,366	159,109	32,145	144,090	(26,398)	427,312

Net interest (loss) income	(99,040)	377,038	28,117	144,935	(6,416)	444,634
Provision for loan and lease losses	—	277,570	140,640	427,776	—	845,986

Net interest (loss) income after provision for loan and lease losses	(99,040)	99,468	(112,523)	(282,841)	(6,416)	(401,352)
Non-interest income:
Loan fees	(3,170)	4,565	11,395	4,569		17,359
Loss on investments, net	—	(10,452)	(2,778)	(17,494)	—	(30,724)
Loss on derivatives, net	—	(9,669)	(1,302)	(732)	(1,352)	(13,055)
Gain on residential mortgage investment portfolio	—	—	—	15,308	—	15,308
Other non-interest income, net	33	36,319	49,703	2,460	(86,070)	2,445
Loss in subsidiaries	(706,908)	(794)	(15,909)	(263,983)	987,594	—
Intercompany	—	—	3,558	(3,558)	—	—

Total non-interest income	(710,045)	19,969	44,667	(263,430)	900,172	(8,667)
Non-interest expense:
Compensation and benefits	1,321	51,917	86,369	—	—	139,607
Professional fees	7,482	3,036	38,016	7,655	—	56,189
Occupancy expenses	—	8,204	10,870	3	(511)	18,566
FDIC fees and assessments	—	9,315	—	—	—	9,315
General depreciation and amortization	—	5,841	3,692	1,484	(190)	10,827
Expense of real estate owned and other foreclosed assets, net	—	8,990	4,810	34,495	—	48,295
Loss (gain) on extinguishment of debt	57,128	(1,617)	—	(14,997)	—	40,514
Other non-interest expense, net	4,444	31,555	42,916	46,190	(83,907)	41,198

Total non-interest expense	70,375	117,241	186,673	74,830	(84,608)	364,511

Net (loss) income from continuing operations before income taxes	(879,460)	2,196	(254,529)	(621,101)	978,364	(774,530)
Income tax (benefit) expense	(10,441)	(8,483)	224	155,014	—	136,314

Net (loss) income from continuing operations	(869,019)	10,679	(254,753)	(776,115)	978,364	(910,844)
Net income from discontinued operations, net of taxes	—	—	—	49,868	—	49,868
Loss from sale of discontinued operations, net of taxes	—	—	—	(8,071)	—	(8,071)

Net (loss) income	(869,019)	10,679	(254,753)	(734,318)	978,364	(869,047)
Net loss attributable to noncontrolling interests	—	—	—	(28)	—	(28)

Net (loss) income attributable to CapitalSource Inc.	$(869,019)	$10,679	$(254,753)	$(734,290)	$978,364	$(869,019)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	CapitalSource Inc.	CapitalSource Finance LLC		Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
		Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries
	($ in thousands)
Operating activities:
Net (loss) income	$(52,023)	$175,592	$100,289	$89,428	$(365,309)	$(52,023)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	—	1,665	4,268	—	—	5,933
Restricted stock expense	—	3,669	6,053	—	—	9,722
Loss on extinguishment of debt	119,007	—	—	—	—	119,007
Amortization of deferred loan fees and discounts	—	(48,977)	(6,271)	(9,012)	—	(64,260)
Paid-in-kind interest on loans	—	29,660	2,314	(33)	—	31,941
Provision for loan and lease losses	—	37,373	46,245	9,367	—	92,985
Amortization of deferred financing fees and discounts	16,874	2,394	361	(1,156)	—	18,473
Depreciation and amortization	—	4,197	2,747	—	—	6,944
Provision for deferred income taxes	6,942	28,521	—	21,477	—	56,940
Non-cash gain on investments, net	—	(43,026)	(4,774)	(7,830)	—	(55,630)
Non-cash loss (gain) on foreclosed assets and other property and equipment disposals	—	17,670	(379)	10,643	—	27,934
Unrealized loss (gain) on derivatives and foreign currencies, net	—	4,771	(12,970)	16,049	—	7,850
(Increase) decrease in interest receivable	—	(3,059)	1,301	20,355	—	18,597
Decrease in loans held for sale, net	—	168,550	10,993	9,311	—	188,854
Decrease in intercompany receivable	375,000	9	107,388	301,241	(783,638)	—
Decrease in other assets	41,081	48,591	96,089	31,069	(133,393)	83,437
Decrease in other liabilities	(36,371)	(98,024)	(41,874)	(79,157)	153,309	(102,117)
Net transfers with subsidiaries	392,977	138,004	(268,001)	(630,145)	367,165	—

Cash provided by (used in) operating activities	863,487	467,580	43,779	(218,393)	(761,866)	394,587
Investing activities:
Decrease in restricted cash	—	9,730	49,405	3,967	—	63,102
(Increase) decrease in loans, net	—	(636,456)	74,631	495,054	(906)	(67,677)
Reduction of marketable securities, available for sale, net	—	365,437	—	19,000	—	384,437
Acquisition of marketable securities, held to maturity, net	—	81,952	—	—	—	81,952
Reduction (acquisition) of other investments, net	—	5,820	4,674	(769)	—	9,725
Acquisition of property and equipment, net	—	(87,841)	(1,664)	—	—	(89,505)

Cash (used in) provided by investing activities	—	(261,358)	127,046	517,252	(906)	382,034
Financing activities:
Deposits accepted, net of repayments	—	503,722	—	—	—	503,722
Decrease in intercompany payable	—	(46,850)	(301,241)	(414,681)	762,772	—
Repayments on credit facilities, net	—	(66,890)	—	(1,902)	—	(68,792)
Repayments and extinguishment of term debt	—	(763,022)	—	—	—	(763,022)
(Repayments of) borrowings under other borrowings	(507,877)	138,000	(2,948)	—	—	(372,825)
Proceeds from exercise of options	1,648	—	—	—	—	1,648
Repurchase of common stock	(427,231)	—	—	—	—	(427,231)
Payment of dividends	(12,023)	—	—	—	—	(12,023)

Cash used in financing activities	(945,483)	(235,040)	(304,189)	(416,583)	762,772	(1,138,523)

Decrease in cash and cash equivalents	(81,996)	(28,818)	(133,364)	(117,724)	—	(361,902)
Cash and cash equivalents as of beginning of year	94,614	353,666	252,012	120,158	—	820,450

Cash and cash equivalents as of end of year	$12,618	$324,848	$118,648	$2,434	$—	$458,548

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	CapitalSource Inc.	CapitalSource Finance LLC		Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
		Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries
	($ in thousands)
Operating activities:
Net (loss) income	$(109,254)	$162,944	$82,890	$(106,314)	$(139,603)	$(109,337)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	—	1,559	3,193	—	—	4,752
Restricted stock expense	—	1,458	8,125	—	—	9,583
Gain on extinguishment of debt	(925)	—	—	—	—	(925)
Amortization of deferred loan fees and discounts	—	(67,865)	2,582	(11,527)	—	(76,810)
Paid-in-kind interest on loans	—	(5,150)	1,540	4,097	—	487
Provision for loan and lease losses	—	123,412	(17,517)	201,185	—	307,080
Provision for unfunded commitments	—	(442)	—	—	—	(442)
Amortization of deferred financing fees and discounts	28,010	8,492	(982)	15,406	—	50,926
Depreciation and amortization	—	(9,760)	3,847	3,738	—	(2,175)
(Benefit) provision for deferred income taxes	—	(31,023)	(220)	35,586	—	4,343
Non-cash gain on investments, net	—	(27,799)	(1,337)	(12,534)	—	(41,670)
Non-cash loss on foreclosed assets and other property and equipment disposals	—	17,843	5,751	46,486	—	70,080
Gain on assets acquired through business combination	—	(3,724)	—	—	—	(3,724)
Gain on deconsolidation of 2006-A Trust	—	—	—	(16,723)	—	(16,723)
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(2,753)	(27,118)	24,315	—	(5,556)
Accretion of discount on commercial real estate “A” participation interest	—	(9,548)	—	—	—	(9,548)
(Increase) decrease in interest receivable	—	(10,837)	51,391	(9,358)	—	31,196
(Increase) decrease in loans held for sale, net	—	(1,771)	1,754	9,395	—	9,378
(Decrease) increase in intercompany receivable	—	—	(405)	18,008	(17,603)	—
(Increase) decrease in other assets	(22,664)	(19,525)	(29,181)	137,020	33,660	99,310
(Decrease) increase in other liabilities	(113)	36,248	(28,208)	13,829	(41,405)	(19,649)
Net transfers with subsidiaries	378,909	(77,771)	121,944	(585,774)	162,692	—

Cash provided by (used in) operating activities	273,963	83,988	178,049	(233,165)	(2,259)	300,576
Investing activities:
Decrease (increase) in restricted cash	—	33,419	(26,892)	47,129	—	53,656
Decrease in commercial real estate “A” participation interest	—	540,108	—	—	—	540,108
Assets acquired through business combination, net of cash acquired	—	(98,800)	—	—	—	(98,800)
Cash received from 2006-A Trust delegation and sale transaction	—	—	—	7,000	—	7,000
Decrease (increase) in loans, net	—	114,091	(89,397)	1,343,308	(22,107)	1,345,895
Cash received for real estate	—	—	—	339,643	—	339,643
Acquisition of marketable securities, available for sale, net	—	(558,399)	—	—	—	(558,399)
Reduction of marketable securities, held to maturity, net	—	75,643	—	—	—	75,643
(Acquisition) reduction of other investments, net	—	(5,489)	2,391	88,586	—	85,488
(Acquisition) disposal of property and equipment, net	—	(1,626)	(5,833)	859	—	(6,600)

Cash provided by (used in) investing activities	—	98,947	(119,731)	1,826,525	(22,107)	1,783,634
Financing activities:
Payment of deferred financing fees	(18,082)	(1,099)	2	(2,789)	—	(21,968)
Deposits accepted, net of repayments	—	137,699	—	—	—	137,699
Decrease in intercompany payable	—	—	(18,008)	(6,358)	24,366	—
Repayments on credit facilities, net	(193,637)	(91,656)	(54,199)	(124,428)	—	(463,920)
Borrowings of term debt	—	—	—	14,784	—	14,784
Repayments and extinguishment of term debt	—	(846,556)	—	(1,142,036)	—	(1,988,592)
(Repayments of) borrowings under other borrowings	(47,227)	212,000	(78)	(263,972)	—	(99,277)
Proceeds from exercise of options	1,080	—	—	—	—	1,080
Repurchase of common stock	(7,635)	—	—	—	—	(7,635)
Payment of dividends	(12,951)	—	—	—	—	(12,951)

Cash used in financing activities	(278,452)	(589,612)	(72,283)	(1,524,799)	24,366	(2,440,780)

(Decrease) increase in cash and cash equivalents	(4,489)	(406,677)	(13,965)	68,561	—	(356,570)
Cash and cash equivalents as of beginning of year	99,103	760,343	265,977	51,597	—	1,177,020

Cash and cash equivalents as of end of year	$94,614	$353,666	$252,012	$120,158	$—	$820,450

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Operating activities:
Net (loss) income	$(869,019)	$10,679	$(254,753)	$(734,318)	$978,364	$(869,047)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option expense	—	1,103	4,795	—	—	5,898
Restricted stock expense	—	3,491	21,506	—	—	24,997
Loss (gain) on extinguishment of debt	57,128	(1,617)	—	(14,901)	—	40,610
Amortization of deferred loan fees and discounts	—	(17,244)	(34,478)	(25,812)	—	(77,534)
Paid-in-kind interest on loans	—	(13,838)	358	804	—	(12,676)
Provision for loan and lease losses	—	277,570	140,640	427,776	—	845,986
Provision for unfunded commitments	—	3,704	—	—	—	3,704
Amortization of deferred financing fees and discounts	32,214	14,926	418	15,980	—	63,538
Depreciation and amortization	—	(9,107)	3,691	37,117	—	31,701
Provision (benefit) for deferred income taxes	6,879	(21,924)	7	82,435	—	67,397
Non-cash loss on investments, net	—	18,825	2,847	10,093	—	31,765
Non-cash loss on foreclosed assets and other property and equipment disposals	—	4,391	4,637	37,790	—	46,818
Unrealized loss on derivatives and foreign currencies, net	—	7,459	17	9,245	—	16,721
Unrealized gain on residential mortgage investment portfolio, net	—	—	—	(66,676)	—	(66,676)
Net decrease in mortgage-backed securities pledged, trading	—	—	—	1,485,144	—	1,485,144
Accretion of discount on commercial real estate “A” participation interest	—	(29,781)	—	—	—	(29,781)
Decrease (increase) in interest receivable	—	10,068	(59,199)	30,818	—	(18,313)
Decrease in loans held for sale, net	—	3,606	17,330	—	—	20,936
(Increase) decrease in intercompany receivable	(300,000)	—	52,091	(55,249)	303,158	—
(Increase) decrease in other assets	(18,072)	(118,624)	141,378	505,731	(51,830)	458,583
(Decrease) increase in other liabilities	(30,886)	(93,649)	95,957	(208,864)	38,367	(199,075)
Net transfers with subsidiaries	1,722,522	(303,718)	127,067	(558,042)	(987,829)	—

Cash provided by (used in) operating activities	600,766	(253,680)	264,309	979,071	280,230	1,870,696
Investing activities:
(Increase) decrease in restricted cash	—	(37,059)	23,087	251,113	—	237,141
Decrease in mortgage-related receivables, net	—	—	—	1,754,555	—	1,754,555
Decrease in commercial real estate “A” participation interest	—	895,832	—	—	—	895,832
Decrease (increase) in loans, net	—	741,435	(221,987)	(66,237)	8,825	462,036
Cash received for real estate	—	—	—	292,837	—	292,837
Acquisition of marketable securities, available for sale, net	—	(241,018)	—	—	—	(241,018)
Acquisition of marketable securities, held to maturity, net	—	(213,048)	—	—	—	(213,048)
Reduction of other investments, net	—	5,055	2,835	11,722	—	19,612
(Acquisition) disposal of property and equipment, net	—	(12,656)	(7,867)	1,986	—	(18,537)

Cash provided by (used in) investing activities	—	1,138,541	(203,932)	2,245,976	8,825	3,189,410
Financing activities:
Payment of deferred financing fees	(32,556)	(641)	177	(12,553)	—	(45,573)
Deposits accepted, net of repayments	—	(560,497)	—	—	—	(560,497)
Increase in intercompany payable	—	—	196,332	92,723	(289,055)	—
Repayments under repurchase agreements, net	—	—	—	(1,595,750)	—	(1,595,750)
(Repayments of) borrowings on credit facilities, net	(696,363)	(294,946)	(29,701)	110,729	—	(910,281)
Borrowings of term debt	281,898	6,000	—	38,551	—	326,449
Repayments and extinguishment of term debt	—	(704,688)	—	(1,994,230)	—	(2,698,918)
(Repayments of) borrowings under other borrowings	(118,503)	200,000	(74)	117,648	—	199,071
Proceeds from issuance of common stock, net of offering costs	77,105	—	—	—	—	77,105
Repurchase of common stock	(800)	—	—	—	—	(800)
Payment of dividends	(12,455)	—	—	—	—	(12,455)

Cash (used in) provided by financing activities	(501,674)	(1,354,772)	166,734	(3,242,882)	(289,055)	(5,221,649)

Increase (decrease) in cash and cash equivalents	99,092	(469,911)	227,111	(17,835)	—	(161,543)
Cash and cash equivalents as of beginning of year	11	1,230,254	38,866	69,432	—	1,338,563

Cash and cash equivalents as of end of year	$99,103	$760,343	$265,977	$51,597	$—	$1,177,020

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8. Property and Equipment

We own property and equipment for use in our operations as well as equipment leased to others subject to operating lease agreements. As of December 31, 2011 and 2010, property and equipment included in other assets consisted of the following:

	December 31,
	2011	2010
	($ in thousands)
Land	$125	$125
Buildings	470	465
Equipment	105,590	19,060
Computer software	5,224	5,178
Furniture	6,321	6,294
Leasehold improvements	26,259	25,076
Accumulated depreciation and amortization	(34,378)	(26,476)

Total	$109,611	$29,722

During the year ended December 31, 2011, we acquired $84.5 million of equipment, which we lease to others for their use subject to operating lease agreements. As of December 31, 2011, the balance of this equipment was $82.6 million, net of accumulated depreciation of $2.7 million. During the year ended December 31, 2011, income from these leases was $3.7 million.

Depreciation of property and equipment totaled $9.2 million, $11.0 million and $10.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 9. Deposits

As of December 31, 2011 and 2010, CapitalSource Bank had $5.1 billion and $4.6 billion, respectively, in deposits insured up to the maximum limit by the FDIC. As of December 31, 2011 and 2010, CapitalSource Bank had $383.9 million and $266.7 million, respectively, of certificates of deposit in the amount of $250,000 or more and $2.0 billion and $1.7 billion, respectively, of certificates of deposit in the amount of $100,000 or more.

As of December 31, 2011 and 2010, the weighted average interest rates for savings and money market deposit accounts were 0.75% and 0.83%, respectively, and for certificates of deposit were 1.14% and 1.27%, respectively. The weighted average interest rates for all deposits as of December 31, 2011 and December 31, 2010 were 1.06% and 1.18%, respectively.

As of December 31, 2011 and 2010, interest-bearing deposits at CapitalSource Bank were as follows:

	December 31,
	2011	2010
	($ in thousands)
Interest-bearing deposits:
Money market	$260,032	$236,811
Savings	836,521	694,157
Certificates of deposit	4,028,442	3,690,305

Total interest-bearing deposits	$5,124,995	$4,621,273

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2011, certificates of deposit at CapitalSource Bank detailed by maturity were as follows:

	Amount	Weighted Average Rate
	($ in thousands)
Maturing by:
December 31, 2012	$3,588,905	1.08%
December 31, 2013	321,140	1.31
December 31, 2014	41,251	2.52
December 31, 2015	33,285	2.59
December 31, 2016	43,861	2.23

Total	$4,028,442	1.14

For the years ended December 31, 2011, 2010 and 2009, interest expense on deposits was as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Savings and money market	$8,289	$8,291	$11,014
Certificates of deposit	45,547	51,994	98,309
Brokered certificates of deposit	—	—	456
Fees for early withdrawal	(227)	(233)	(349)

Total interest expense on deposits	$53,609	$60,052	$109,430

Note 10. Variable Interest Entities

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

Our interests in borrowers qualifying as variable interest entities were $207.3 million and $493.7 million as of December 31, 2011 and 2010, respectively, and are included in loans held for investment. For certain of these borrowers, we may have obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was $288.9 million and $610.6 million as of December 31, 2011 and 2010, respectively.

Term Debt Securitizations

In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by their underlying assets, which primarily comprise loans contributed to the securitizations. We service the underlying loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying loans. The Issuers have all of the legal obligations to repay the outstanding notes and certificates and we have no legal obligation to contribute additional assets to the Issuers. As of December 31, 2011 and 2010, the total outstanding balances of these commercial term debt securitizations were $534.9 million and $1.0 billion, respectively. These amounts include $225.5 million and $328.2 million of notes and certificates that we held as of December 31, 2011 and 2010, respectively.

We have determined that the Issuers are variable interest entities, subject to applicable consolidation guidance and have concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we have concluded that we are the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we report the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. As of December 31, 2011 and 2010, the carrying amounts of the consolidated liabilities related to the Issuers were $309.7 million and $697.5 million, respectively. These amounts include term debt and represent obligations for which there is only legal recourse to the Issuers. As of December 31, 2011 and 2010, the carrying amounts of the consolidated assets related to the Issuers were $511.4 million and $901.9 million, respectively. These amounts include loans held for investment, net and relate to assets that can only be used to settle obligations of the Issuers.

During 2010, we delegated certain of our collateral management and special servicing rights in the 2006-A term debt securitization trust (the “2006-A Trust”) and sold our equity interest and certain notes issued by the 2006-A Trust for $7.0 million. As a result of the transaction, we determined that we no longer had the power to direct the activities that most significantly impact the economic performance of the 2006-A Trust. In making this determination, we assessed the character and significance of the servicing and collateral management fees paid to the delegate and concluded that such fees represented an implicit variable interest in the 2006-A Trust. This assessment involved significant judgment surrounding the credit performance and timing of cash flows of the underlying assets of the 2006-A Trust, including the performance of additional assets to be purchased by the 2006-A Trust, pursuant to the terms of the indenture. In 2010, we also assigned our special servicing rights so that we are no longer the named special servicer of the 2006-A Trust.

As a result of the determination above, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust. We also concluded that the deconsolidation of the 2006-A Trust qualified as a financial asset transfer and that the transaction resulted in our surrendering control over the financial assets held by the 2006-A Trust. This resulted in the removal of carrying amounts of $801.9 million of loans, $55.7 million of restricted cash and $891.3 million of term debt and the recognition of a gain of $16.7 million, recorded in other income, net for the year ended December 31, 2010. As of December 31, 2011 and 2010, the fair value of interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization and held as of December 31, 2011 and 2010 was $17.8 million and $12.2 million, respectively, and was classified as investment securities, available-for-sale. We have no additional funding commitments or other obligations related to these interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we have not provided any additional financial support to the 2006-A Trust since the deconsolidation or during the year ended December 31, 2011. This swap exposure had a fair value to the counterparty of $15.1 million as of December 31, 2011 and 2010. The interests in the Trust and the swap guarantee comprise our maximum exposure to loss related to the 2006-A Trust. During the year ended December 31, 2011, we recognized a gain of $13.3 million, included in gain on investments, net in our consolidated statements of income, on the sale of certain of our interests in the 2006-A Trust. In addition, during the year ended December 31, 2011, we recorded gross unrealized gains of $5.8 million included as a component of other comprehensive income, on the securities that we still hold in the 2006-A Trust as of December 31, 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11. Borrowings

As of December 31, 2011 and 2010, the composition of our outstanding borrowings was as follows:

	December 31,
	2011	2010
	($ in thousands)
Credit facilities	$—	$67,508
Term debt(1)	309,394	979,254
Other borrowings:
Convertible debt, net(2)	28,903	523,650
Subordinated debt	436,196	437,286
FHLB SF borrowings	550,000	412,000
Notes payable	—	2,948

Total other borrowings	1,015,099	1,375,884

Total borrowings	$1,324,493	$2,422,646

(1)	Amounts presented are net of debt discounts of $0.1 million and $14.4 million as of December 31, 2011 and 2010, respectively.
(2)	Amounts presented are net of debt discounts of $0.1 million and $6.9 million as of December 31, 2011 and 2010, respectively.

Credit Facilities

As of December 31, 2010, we had access to one secured credit facility with committed capacity of $167.5 million to finance our commercial loans and for general corporate purposes. Undrawn capacity on the secured credit facility was limited by issued and outstanding letters of credit totaling $21.0 million on December 31, 2010. We terminated this credit facility on April 12, 2011.

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

In 2011, the 2007-A term debt securitization was terminated, and all outstanding term debt of the 2007-2 securitization held by third parties was repaid in full. In 2010, we deconsolidated the 2006-A Trust, which resulted in the removal of all of its assets and liabilities, including $891.3 million of term debt, from our audited consolidated balance sheet as of December 31, 2010. For additional information on the deconsolidation of the 2006-A Trust, see Note 10, Variable Interest Entities.

As of December 31, 2011 and 2010, the carrying amounts of our term debt related to securitizations were $309.5 million and $693.5 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our outstanding term debt transactions in the form of asset securitizations held by third parties as of December 31, 2011 and 2010, were as follows:

	Amounts Issued	Outstanding Third Party Held Debt Balance as of December 31,		Interest Rate Spread(1)	Original Expected Maturity Date
		2011	2010
	($ in thousands)
2006-1
Class A	$567,134	$—	$—	0.12%	April 20, 2010
Class B	27,379	—	—	0.25%	June 21, 2010
Class C	68,447	10,585	26,132	0.55%	September 20, 2010
Class D	52,803	24,371	24,371	1.30%	December 20, 2010
Class E(2)	31,290	—	—	2.50%	June 20, 2011
Class F(2)	35,202	—	—	N/A	N/A

	782,255	34,956	50,503
2006-2
Class A-1	300,000	—	27,036	0.24%	May 20, 2013
Class A-2	550,000	—	—	0.21%	September 20, 2012
Class A-3	147,500	—	62,859	0.33%	May 20, 2013
Class B	71,250	—	71,250	0.38%	June 20, 2013
Class C(3)	157,500	83,004	151,500	0.68%	June 20, 2013
Class D(3)	101,250	98,000	98,000	1.52%	June 20, 2013
Class E(4)	56,250	20,000	20,000	2.50%	June 20, 2013
Class F(2)	116,250	—	—	N/A	N/A

	1,500,000	201,004	430,645
2007-1
Class A	586,000	—	62,841	0.13%	May 21, 2012
Class B	20,000	—	11,531	0.31%	July 20, 2012
Class C	84,000	45,823	48,429	0.65%	February 20, 2013
Class D	48,000	27,673	27,673	1.50%	September 20, 2013
Class E(2)	34,000	—	—	N/A	January 21, 2014
Class F(2)	28,000	—	—	N/A	N/A

	800,000	73,496	150,474
2007-2
Class A	400,000	—	62,031	1.10%	October 21, 2019
Class B(2)	10,000	—	—	N/A	October 21, 2019
Class C(2)	90,000	—	—	N/A	October 21, 2019

	500,000	—	62,031

Total	$3,582,255	$309,456	$693,653

(1)	All of our term debt transactions outstanding as of December 31, 2011 are based on one-month LIBOR, which was 0.30% and 0.26% as of December 31, 2011 and 2010, respectively.
(2)	Securities initially retained by us.
(3)	We repurchased certain bonds from third party investors at fair market value. The total of $6.5 million of repurchased debt reflects two classes of the 2006-2 securitization as of December 31, 2011. The tables reflect outstanding debt to third party investors, and therefore, eliminate the portions of debt owned by us.
(4)	$20.0 million of these securities were originally offered for sale. The remaining $36.3 million of the securities are retained by us.

The expected aforementioned maturity dates are based on the contractual maturities of the underlying loans held by the securitization trusts. If the underlying loans experience delinquencies or have their maturity dates

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

extended, the interest payments collected on them to repay the notes may be delayed. The note holders may get cash flows from the transactions faster if the notes remain outstanding beyond the stated maturity dates and upon other termination events, in which case our cash flow from these transactions would be delayed until the notes senior to our retained interests are retired.

In July 2009, we issued $300.0 million principal amount of our 12.75% Senior Secured Notes at an issue price of 93.966% in a private offering. We received net proceeds of $273.8 million for the issuance of the 2014 Senior Secured Notes.

During the year ended December 31, 2011, we repurchased and retired our remaining outstanding 12.75% Senior Secured Notes and paid a redemption price of $378.8 million. We recorded a pre-tax loss of $111.8 million on the extinguishment of debt related to the repurchase.

Convertible Debt

We have issued five series of convertible debentures as part of our financing activities. Two of the series, our 1.25% Senior Convertible Debentures due 2034 (originally issued in March 2004) and our 1.625% Senior Subordinated Convertible Debentures due 2034 (originally issued in April 2007), were repurchased in full during 2009.

During the year ended December 31, 2011, we tendered, repurchased and retired our outstanding 3.5% and 4.0% Convertible Debentures at par for an aggregate of $280.5 million. As a result, our 7.25% Senior Subordinated Convertible Debentures due 2037 (“7.25% Convertible Debentures”) comprised our only outstanding convertible debt as of December 31, 2011.

Our outstanding convertible debentures as of December 31, 2011 and 2010, and their applicable conversion rates, effective conversion prices per share, and number of shares used to determine aggregate consideration as of December 31, 2011 were as follows:

	Outstanding Balance as of December 31,		December 31, 2011
Debentures	2011	2010	Conversion Rate(1)	Effective Conversion Price per Share(1)	Number of Shares
	($ in thousands)
3.5% Senior Convertible Debentures due 2034	$—	$8,446	—	$—	—
4.0% Senior Subordinated Convertible Debentures due 2034	—	272,077	—	—	—
7.25% Senior Subordinated Convertible Debentures due 2037	28,978	250,000	36.9079	27.09	1,069,517
Debt discount, net of amortization(2)	(75)	(6,873)	—	—	—

Total	$28,903	$523,650			1,069,517

Equity components recorded in additional paid-in capital	$—	$101,220

(1)	As of December 31, 2011, the Debentures may convert into the stated number of shares of common stock per $1,000 principal amount of Debentures, subject to certain conditions. The conversion rates and prices of our convertible debt are subject to adjustment based on the average price of our common stock ten business days prior to the ex-dividend date and on the dividends we pay on our common stock in excess of $0.60 per quarter.
(2)	As of December 31, 2011, the unamortized discounts on the 7.25% Convertible Debentures will be amortized through July 15, 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended December 31, 2011, 2010 and 2009, the interest expense recognized on our Debentures and the effective interest rates on the liability components were as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Interest expense recognized on:
Contractual interest coupon	$21,112	$30,128	$31,785
Amortization of deferred financing fees	692	1,358	1,414
Amortization of debt discount	6,033	10,455	12,085

Total interest expense recognized	$27,837	$41,941	$45,284

Effective interest rate on the liability component:
1.25% Senior Debentures due 2034(1)	—	—	8.30%
1.625% Senior Subordinated Debentures due 2034(1)	—	—	7.33%
3.5% Senior Debentures due 2034(1)	—	7.25%	7.25%
4.0% Senior Subordinated Debentures due 2034(1)	—	7.68%	7.68%
7.25% Senior Subordinated Debentures due 2037	7.79%	7.79%	7.79%

(1)	Repurchased or exchanged for equity.

In July 2007, we issued $250.0 million principal amount of our 7.25% Convertible Debentures bearing interest at a rate of 7.25% per year. The 7.25% Convertible Debentures were sold at a price of 98% of the aggregate principal amount of the notes. The 7.25% Convertible Debentures had an initial conversion rate of 36.9079 shares of our common stock per $1,000 principal amount of notes, representing an initial conversion price of approximately $27.09 per share. The conversion rate and price will adjust if we pay dividends on our common stock greater than $0.60 per share, per quarter, with the fair value of each adjustment taxable to the holders.

The 7.25% Convertible Debentures are redeemable for cash at our option at any time on or after July 20, 2012 at a redemption price of 100% of their principal amount plus accrued interest. Holders of the 7.25% Convertible Debentures have the right to require us to repurchase some or all of their debentures for cash on July 15, 2012 and each five-year anniversary thereafter at a price of 100% of their principal amount plus accrued interest. Holders of the 7.25% Convertible Debentures also have the right to require us to repurchase some or all of their 7.25% Convertible Debentures upon certain events constituting a fundamental change.

During the year ended December 31, 2011, we repurchased $221.0 million of the outstanding principal of the 7.25% Convertible Debentures for $227.4 million and recorded a related pre-tax loss of $7.2 million on the extinguishment of debt.

The 7.25% Convertible Debentures are guaranteed on a senior subordinated basis by CapitalSource Finance. For additional information, see Note 7, Guarantor Information. The 7.25% Convertible Debentures rank junior to all of our other existing and future secured and unsecured indebtedness, and senior to our existing and future subordinated indebtedness.

The 7.25% Convertible Debentures provide for a make-whole amount upon conversion in connection with certain transactions or events that may occur prior to July 15, 2012 and the 7.25% Convertible Debentures, under certain circumstances, will increase the conversion rate by a number of additional shares. The 7.25% Convertible Debentures do not provide for the payment of contingent interest.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Holders of the 7.25% Convertible Debentures may convert their debentures prior to maturity only if the following conditions occur:

1) The sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price per share of our common stock on such last trading day;

2) During the five consecutive business day period after any five consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock for each day during such period (the “98% Trading Exception”); provided, however, that if, on the date of any conversion pursuant to the 98% Trading Exception that is on or after July 15, 2022 for the 7.25% Convertible Debentures, the last reported sale price of our common stock on the trading day before the conversion date is greater than 100% of the applicable conversion price, then holders surrendering debentures for conversion will receive, in lieu of shares of our common stock based on the then applicable conversion rate, shares of common stock with a value equal to the principal amount of the debentures being converted;

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

4) We call the 7.25% Convertible Debentures of such series for redemption; or

5) We are a party to a consolidation, merger or binding share exchange, in each case pursuant to which our common stock would be converted into cash or property other than securities.

We are unable to assess the likelihood of meeting conditions (1) or (2) above for the 7.25% Convertible Debentures as both conditions depend on future market prices for our common stock and the 7.25% Convertible Debentures. We believe that the likelihood of meeting conditions (3), (4) or (5) related to the specified corporate transactions occurring for the 7.25% Convertible Debentures is remote since we have no current plans to distribute rights or warrants to all holders of our common stock, call the 7.25% Convertible Debentures for redemption or enter a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property other than securities.

The principal balance of our 7.25% Convertible Debentures is required to be settled in cash upon redemption or conversion. The only impact on diluted net income per share from our 7.25% Convertible Debentures results from the application of the treasury stock method to any conversion spread on this instrument. For additional information, see Note 16, Net Loss per Share.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had subordinated debt outstanding totaling $436.2 million and $437.3 million as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, our outstanding subordinated debt transactions were as follows (amounts in thousands):

TPS Series	Trust Formation Date	Debt Issued	Maturity Date	Date Callable(1)	Interest Rate as of December 31, 2011
2005-1	November 2005	$103,093	December 15, 2035	December 15, 2010	2.50	%(2)
2005-2	December 2005	$128,866	January 30, 2036	January 30, 2011	2.38	%(2)
2006-1	February 2006	$51,545	April 30, 2036	April 30, 2011	2.38	%(2)
2006-2	September 2006	$51,550	October 30, 2036	October 30, 2011	2.38	%(2)
2006-3	September 2006	€25,775	October 30, 2036	October 30, 2011	3.64	%(3)
2006-4	December 2006	$21,908	January 30, 2037	January 30, 2012	2.38	%(2)
2006-5	December 2006	$6,650	January 30, 2037	January 30, 2012	2.38	%(2)
2007-2	June 2007	$39,177	July 30, 2037	July 30, 2012	2.38	%(2)

(1)	The subordinated debt is callable by us in whole or in part at par at any time after the stated date.
(2)	Bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly at various dates.
(3)	Bears interest at a floating interest rate equal to three-month EURIBOR plus 2.05%, resetting quarterly.

The subordinated debt described above is unsecured and ranks subordinate and junior in right of payment to all of the Parent Company’s indebtedness.

FHLB SF Borrowings and FRB Credit Program

As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of December 31, 2011 equal to 35% of CapitalSource Bank’s total assets. The maximum financing available under this formula was $2.3 billion and $1.2 billion as of December 31, 2011 and 2010, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of December 31, 2011, collateral with an estimated fair value of $498.1 million was pledged to the FHLB SF.

As of December 31, 2011 and 2010, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	December 31,
	2011	2010
	($ in thousands)
Borrowing capacity	$838,531	$885,842
Less: outstanding principal	(550,000)	(412,000)
Less: outstanding letters of credit	(600)	(600)

Unused borrowing capacity	$287,931	$473,242

CapitalSource Bank is an approved depository institution under the primary credit program of the FRB of San Francisco’s discount window eligible to borrow from the FRB for short periods, generally overnight. As of December 31, 2011 and 2010, collateral with amortized costs of $93.9 million and $179.0 million, respectively, and fair values of $94.3 million and $188.0 million, respectively, had been pledged under this program. As of December 31, 2011 and 2010, there were no borrowings outstanding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The on-balance sheet contractual obligations under our term debt, convertible debt, subordinated debt and FHLB borrowings as of December 31, 2011, were as follows:

	Term Debt(1)	Other Borrowings			Total
		Convertible Debt(2)	Subordinated Debt(3)	FHLB Borrowings
2012	$34,956	$28,978	$—	$53,000	$116,934
2013	274,500	—	—	43,000	317,500
2014	—	—	—	85,000	85,000
2015	—	—	—	95,000	95,000
2016	—	—	—	199,000	199,000
Thereafter	—	—	436,196	75,000	511,196

Total	$309,456	$28,978	$436,196	$550,000	$1,324,630

(1)	The amounts are presented gross of unamortized discounts of $0.1 million on our term debt securitizations. Contractual obligations on our term debt securitizations are computed based on their estimated lives. The estimated lives are based upon the contractual amortization schedule of the underlying loans. These underlying loans are subject to prepayment, which could shorten the life of the term debt securitizations; conversely, the underlying loans may be amended to extend their term, which may lengthen the life of the term debt securitizations.
(2)	The contractual obligations for our convertible debt are computed based on the initial put/call date. The legal maturity of our 7.25% Convertible Debentures is 2037. The amounts are presented gross of unamortized discounts of $0.1 million.
(3)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.

Interest Expense

The weighted average interest rates on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2011, 2010 and 2009 were 2.2%, 2.9% and 3.6%, respectively.

Deferred Financing Fees

As of December 31, 2011 and 2010, deferred financing fees of $13.5 million and $46.9 million, respectively, net of accumulated amortization of $29.6 million and $110.8 million, respectively, were included in other assets.

Debt Covenants

The Parent Company is subject to financial and non-financial covenants under our indebtedness, including, with respect to servicing standards and engaging in a merger, sale or consolidation. If we were to default under our indebtedness by violating these covenants or otherwise, our investors’ remedies would include the ability to, among other things, foreclose on collateral, and/or accelerate payment of all amounts payable under such indebtedness. We believe that we are in compliance with all covenants under our indebtedness.

In addition, upon the occurrence of specified servicer defaults, the holders of the asset-backed notes issued in our term debt securitizations may elect to terminate us as servicer of the loans under the applicable term debt securitizations and appoint a successor servicer or replace us as cash manager for our term debt securitizations. If we were terminated as servicer, we would no longer receive our servicing fee.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12. Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the years ended December 31, 2011, 2010 and 2009 was as follows:

Outstanding as of December 31, 2008	282,804,211
Issuance of common stock	40,044,073
Repurchase of common stock	(639,400)
Exercise of options	2,718
Restricted stock and other stock activities	831,011

Outstanding as of December 31, 2009	323,042,613
Repurchase of common stock	(1,415,000)
Exercise of options	309,801
Restricted stock and other stock activities	1,287,941

Outstanding as of December 31, 2010	323,225,355
Repurchase of common stock	(70,208,500)
Exercise of options	475,709
Restricted stock and other stock activities	2,619,641

Outstanding as of December 31, 2011	256,112,205

Stock Repurchase Program

In December 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock over a period of up to two years, and during the year ended December 31, 2011, our Board of Directors authorized the repurchase of an additional $435.0 million of our common stock during such period (in the aggregate, the “Stock Repurchase Program”). In February 2012, our Board of Directors authorized an increase of $200.0 million to the Stock Repurchase Program. During the year ended December 31, 2011, we repurchased 70.2 million shares of our common stock under the Stock Repurchase Program at an average price of $6.22 per share for a total purchase price of $436.9 million. Any share repurchases made under the Stock Repurchase Program are made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

Equity Offerings

In February 2009, we entered into an agreement with an existing security holder and issued 19,815,752 shares of our common stock in exchange for $61.6 million in aggregate principal amount of our outstanding 1.625% Debentures held by the security holder, and our wholly owned subsidiary, CapitalSource Finance, paid $0.6 million in cash to the security holder in exchange for the CapitalSource Finance guaranty on such notes by such subsidiary. We retired all of the Debentures acquired in the exchange. In connection with this exchange, we incurred a loss of $57.5 million in the first quarter of 2009, which included a write-off of $0.4 million in deferred financing fees and debt discount.

In July 2009, we sold 20.1 million shares of our common stock in an underwritten public offering at a price of $4.10 per share, including the 2.6 million shares purchased by the underwriters pursuant to their over-allotment option. In connection with this offering, we received net proceeds of $77.0 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13. Employee Benefit Plan

Our employees are eligible to participate in the CapitalSource Finance LLC 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. During the years ended December 31, 2011, 2010 and 2009, we contributed $1.8 million each year in matching contributions to the 401(k) Plan.

Note 14. Income Taxes

We provide for income taxes as a “C” corporation on income earned from operations. For the tax years ended December 31, 2010 and 2009, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. We intend to reconsolidate our subsidiaries in 2011 for federal tax purposes when we file our 2011 federal tax return. We are subject to federal, foreign, state and local taxation in various jurisdictions.

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

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Current:
Federal	$(8,844)	$(27,898)	$69,020
State	4,916	(2,637)	17,220
Foreign	(2,482)	4,881	2,953

Total current	(6,410)	(25,654)	89,193
Deferred:
Federal	32,785	7,979	17,175
State	5,053	(2,649)	34,890
Foreign	5,514	(478)	(4,944)

Total deferred	43,352	4,852	47,121

Income tax expense (benefit)	$36,942	$(20,802)	$136,314

We had no income tax expense from discontinued operations during the year ended December 31, 2011 and 2010. Income tax expense from discontinued operations was $4.5 million for the year ended December 31, 2009.

For the year ended December 31, 2011, we had $16.9 million of pre-tax income and $32.0 million of pre-tax loss that was attributable to foreign and domestic operations, respectively. For the year ended December 31, 2010, we had $20.9 million of pre-tax income and $182.2 million of pre-tax loss that was attributable to foreign and domestic operations, respectively. For the year ended December 31, 2009, we had $3.0 million of pre-tax income and $777.5 million of pre-tax loss that was attributable to foreign and domestic operations, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The reconciliations of the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2011, 2010 and 2009, were as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Sale of healthcare net lease business	—	10.8	—
Sale of 2006-A Trust	—	(15.1)	—
State income taxes, net of federal tax benefit	7.1	4.3	4.3
Foreign income/Repatriation	93.4	—	—
Induced conversion of convertible debentures	—	—	(2.6)
Valuation allowance	(672.9)	(17.3)	(49.8)
State rate change	180.9	—	—
Other	111.5	(4.8)	(4.5)

Effective income tax rate	(245.0)%	12.9%	(17.6)%

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. Net deferred tax assets are included in other assets. The components of deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	($ in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$62,362	$128,289
Net unrealized losses on investments	80,180	108,012
Net unrealized losses on other real estate owned	14,281	14,411
Net operating losses – federal	207,511	188,850
Net operating losses – state, net of federal tax benefit	55,959	25,911
Capital losses – federal and state	31,330	31,742
Foreign tax credit	28,445	2,680
Share-based compensation awards	13,324	11,118
Non-accrual interest	14,562	9,507
Other	113,738	99,896

Total deferred tax assets	621,692	620,416
Valuation allowance	(515,240)	(413,761)

Total deferred tax assets, net of valuation allowance	106,452	206,655
Deferred tax liabilities:
Mark-to-market on loans	26,585	59,885
Unamortized bond premium	—	24,459
Other	34,422	24,774

Total deferred tax liabilities	61,007	109,118

Net deferred tax assets	$45,445	$97,537

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All evidence, both positive and negative, is evaluated when

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2011 and 2010, the total valuation allowance was $515.2 million and $413.8 million, respectively. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets of $45.4 million as of December 31, 2011 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

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

As of December 31, 2011 and 2010, we had net operating loss carryforwards of $592.9 million and $539.6 million, respectively, for federal tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will begin to expire in 2028 and would fully expire in 2031. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option and restricted stock deductions, the resulting benefits will be credited to stockholders’ equity. As of December 31, 2011 and 2010, we had state net operating loss carryforwards of $965.4 million and $664.4 million, respectively, which will expire in varying amounts beginning in 2012 through 2031.

As of December 31, 2011 and 2010, we had capital loss carryforwards of $77.8 million and $81.6 million, respectively, for federal tax purposes which will be available to offset future capital gains. If not used, these carryforwards will begin to expire in 2015 and will fully expire in 2016.

As of December 31, 2011 and 2010, we have foreign tax credit carryforwards of $28.4 million and $2.7 million, respectively, for federal tax purposes, which will be available to offset future federal income tax. If not used, these carryforwards will begin to expire in 2016 and would fully expire in 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We adopted the provisions for accounting for uncertain tax positions in accordance with the current accounting standards on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
	($ in thousands)
Balance as of the beginning of year	$52,454	$62,210
Additions for tax positions of prior years	22,991	4,136
Reductions for tax positions of prior years	—	(13,892)

Balance as of the end of year	$75,445	$52,454

As of December 31, 2011 and 2010, our unrecognized tax benefit that may affect the effective tax rate was $4.7 million in each period. Due to potential for resolution of federal and state examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by a range of zero to $59.0 million; however, we have sufficient net operating losses and other adjustments to offset these potential tax liabilities.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. For the years ended December 31, 2011, 2010 and 2009, we recognized $0.5 million, ($9.4) million and $6.2 million in interest (benefit) expense and penalties, respectively. We had $1.8 million and $1.3 million for the payment of interest and penalties accrued as of December 31, 2011 and 2010, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2010. We are currently under examination by the Internal Revenue Service for the tax years 2006 to 2008, and by certain state jurisdictions for the tax years 2006 to 2009.

Note 15. Comprehensive Loss

Comprehensive loss for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Net loss from continuing operations	$(52,023)	$(140,522)	$(910,844)
Net income from discontinued operations, net of tax	—	9,489	49,868
Gain (loss) from sale of discontinued operations, net of tax	—	21,696	(8,071)

Net loss	(52,023)	(109,337)	(869,047)
Unrealized gain (loss) on available-for-sale securities, net of tax(1)	13,292	1,133	(608)
Unrealized (loss) gain on foreign currency translation, net of tax	(3,827)	(10,469)	11,357
Unrealized loss on cash flow hedges, net of tax	—	(84)	(86)

Comprehensive loss	(42,558)	(118,757)	(858,384)

Comprehensive loss attributable to noncontrolling interests	—	(83)	(28)

Comprehensive loss attributable to CapitalSource Inc.	$(42,558)	$(118,674)	$(858,356)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Includes a $10.0 million tax benefit related to fair value adjustments on available-for-sale securities for the year ended December 31, 2011.

Accumulated other comprehensive income, net, as of December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
	($ in thousands)
Unrealized gain on available-for-sale securities, net of tax(1)	$19,055	$5,763
Unrealized gain on foreign currency translation, net of tax	351	4,178

Accumulated other comprehensive income, net	$19,406	$9,941

(1)	Includes a $10.0 million tax benefit related to fair value adjustments on available-for-sale securities as of December 31, 2011.

During the year ended December 31, 2011, we determined that the sales and paydowns of liquidating portfolios of loans within foreign subsidiaries constituted substantially complete liquidations of foreign entities in accordance with GAAP. As a result, we reclassified the foreign currency translation adjustment related to our investments in these subsidiaries from accumulated other comprehensive income and recorded a gain on sale of investments of $13.5 million for the year ended December 31, 2011.

Note 16. Net Loss Per Share

The computations of basic and diluted net loss per share attributable to CapitalSource Inc. for the years ended December 31, 2011, 2010 and 2009, respectively, were as follows:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands, except per share data)
Net loss:
From continuing operations	$(52,023)	$(140,522)	$(910,844)
From discontinued operations, net of taxes	—	9,489	49,868
From sale of discontinued operations, net of taxes	—	21,696	(8,071)

Total from discontinued operations	—	31,185	41,797
Attributable to CapitalSource Inc.	(52,023)	(109,254)	(869,019)
Average shares – basic	302,998,615	320,836,867	306,417,394
Effect of dilutive securities:
Option shares	—	—	—
Unvested restricted stock	—	—	—
Stock units	—	—	—

Average shares – diluted	302,998,615	320,836,867	306,417,394

Basic net loss per share
From continuing operations	$(0.17)	$(0.44)	$(2.97)
From discontinued operations, net of taxes	—	0.10	0.14
Attributable to CapitalSource Inc.	(0.17)	(0.34)	(2.84)
Diluted net loss per share
From continuing operations	$(0.17)	$(0.44)	$(2.97)
From discontinued operations, net of taxes	—	0.10	0.14
Attributable to CapitalSource Inc.	(0.17)	(0.34)	(2.84)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The shares that have an antidilutive effect in the calculation of diluted net loss per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Year Ended December 31,
	2011	2010	2009
Stock units	2,956,796	3,679,234	2,509,297
Stock options	7,242,390	2,845,512	5,689,616
Shares subject to a written call option	—	—	2,346,825
Shares issuable upon conversion of convertible debt	1,069,517	14,510,369	15,633,859
Unvested restricted stock	4,781,650	813,145	1,971,253

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

As of December 31, 2011, there were 15.0 million shares subject to outstanding grants and 29.5 million shares remaining available for future grants under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) April 29, 2020. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock.

Total compensation cost recognized in income pursuant to the Plan was $15.7 million, $14.3 million and $30.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Options

Stock option activity for the year ended December 31, 2011 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				($ in thousands)
Outstanding as of December 31, 2010	8,245,178	$5.45	8.20	$23,392
Granted	177,550	6.81
Exercised	(475,709)	3.46
Expired	(198,799)	16.23
Forfeited	(505,830)	4.28

Outstanding as of December 31, 2011	7,242,390	5.40	5.91	18,247

Vested as of December 31, 2011	5,141,656	5.81	5.81	13,240
Exercisable as of December 31, 2011	5,141,656	5.81	5.81	13,240

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended December 31, 2011, 2010 and 2009, the weighted average grant date fair values of options granted were $4.18, $3.21 and $1.91, respectively. The total intrinsic values of options exercised during the years ended December 31, 2011, 2010 and 2009, were $1.5 million, $0.7 million and $10,845, respectively. As of December 31, 2011, the total unrecognized compensation cost related to unvested options granted pursuant to the Plan was $2.3 million. This cost is expected to be recognized over a weighted average period of 1.17 years.

For awards containing only service and/or performance based vesting conditions, we use the Black-Scholes option-pricing model to estimate the fair value of each option grant on its grant date. The assumptions used in this model for the years ended December 31, 2011, 2010 and 2009, were as follows:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	0.57%	0.75%	1.2%
Expected volatility	87.8%	87.0%	84.2%
Risk-free interest rate	1.5%	1.6%	1.7%
Expected life	4.0 years	4.0 years	4.0 years

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

Restricted Stock Awards and Restricted Stock Units

Restricted stock activities, including restricted stock awards and restricted stock units, for the year ended December 31, 2011, were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2010	6,470,048	$5.64
Granted	3,393,781	6.30
Vested	(1,397,005)	7.43
Forfeited	(728,378)	5.33

Outstanding as of December 31, 2011(1)	7,738,446	5.71

(1)	Includes 2.6 million and 0.4 million vested and unvested restricted stock units, respectively.

The fair value of unvested restricted stock awards and restricted stock units is determined based on the closing trading price of our common stock on the grant date, in accordance with the Plan. The weighted average grant date fair value of restricted stock awards and restricted stock units granted during the years ended December 31, 2011, 2010 and 2009 was $6.30, $6.11 and $3.45, respectively.

The total fair value of restricted stock awards and restricted stock units that vested during the years ended December 31, 2011, 2010 and 2009 was $8.9 million, $8.6 million and $5.9 million, respectively. As of December 31, 2011, the total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted pursuant to the Plan was $21.4 million, which is expected to be recognized over a weighted average period of 1.90 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 18. Bank Regulatory Capital

CapitalSource Bank is subject to various regulatory capital requirements established by federal and state regulatory agencies. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, CapitalSource Bank must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. CapitalSource Bank’s capital amounts and other requirements are also subject to qualitative judgments by its regulators about risk weightings and other factors. See Item 1, Business – Supervision and Regulation, for a further description of CapitalSource Bank’s regulatory requirements.

The calculations of the respective capital amounts at CapitalSource Bank as of December 31, 2011, were as follows ($ in thousands):

Common stockholder’s equity at CapitalSource Bank	$1,050,303
Less:
Disallowed goodwill and other disallowed intangible assets	(156,927)
Net unrealized gains on available-for-sale securities	(15,630)

Total Tier-1 Capital	877,746
Add: Allowable portion of the allowance for loan and lease losses	68,232

Total Risk-Based Capital	$945,978

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be “well-capitalized” and at all times have a minimum total risk-based capital ratio of 15%, a minimum Tier-1 risk-based capital ratio of 6% and a minimum Tier 1 leverage ratio of 5%. CapitalSource Bank’s ratios and the minimum requirements as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011				2010
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Tier-1 Leverage	$877,746	13.61%	$322,559	5.00%	$756,821	13.15%	$287,830	5.00%
Tier-1 Risk-Based Capital	877,746	16.17	325,714	6.00	756,821	16.86	269,335	6.00
Total Risk-Based Capital	945,978	17.43	814,284	15.00	813,822	18.13	673,336	15.00

Note 19. Commitments and Contingencies

We have non-cancelable operating leases for office space and office equipment. The leases expire over the next thirteen years and contain provisions for certain annual rental escalations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2011, future minimum lease payments under non-cancelable operating leases, including leases held at CapitalSource Bank, were as follows ($ in thousands):

2012	$12,781
2013	10,652
2014	9,259
2015	7,348
2016	5,892
Thereafter	45,047

Total(1)	$90,979

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $12.2 million due in the future under noncancelable subleases.

Occupancy expense was $15.5 million, $18.1 million and $18.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, we had unfunded commitments to extend credit to our clients of $1.4 billion and $1.9 billion, respectively, including unfunded commitments to extend credit by CapitalSource Bank of $944.7 million and $958.7 million, respectively, and by the Parent Company of $408.0 million and $977.7 million, respectively.

We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of December 31, 2011 and December 31, 2010, we had issued $79.4 million and $143.4 million, respectively, in stand-by letters of credit which expire at various dates over the next nine years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be required to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower, and we have posted cash and investments securities as collateral under these arrangements. These arrangements had carrying amounts totaling $1.7 million and $3.8 million as of December 31, 2011 and 2010, respectively.

During the years ended December 31, 2010 and 2009, we sold all of our direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights; however, no such notification has been received to date. As of December 31, 2011, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

disinterested directors, is charged with considering and approving these types of transactions. Management believes that each of our related party loans has been, and will continue to be, subject to the same due diligence, underwriting and rating standards as the loans that we make to unrelated third parties.

As of December 31, 2011 and 2010, we had committed to lend $50.0 million and $53.7 million, respectively, to such entities of which $14.7 million and $24.0 million, respectively, was outstanding. These loans bear interest ranging from 4.47% to 8.0% as of December 31, 2011 and 3.30% to 7.75% as of December 31, 2010. For the years ended December 31, 2011, 2010 and 2009, we recognized $0.6 million, $6.7 million and $4.7 million, respectively, in interest and fees from these loans.

Activity in related party loans for the year ended December 31, 2011, was as follows ($ in thousands):

Balance as of January 1, 2011	$24,006
Advances	39,780
Repayments	(25,032)
Loan sales	(24,006)

Balance as of December 31, 2011	$14,748

Note 21. Derivative Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of December 31, 2011, none of our derivatives were designated as hedging instruments pursuant to GAAP.

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

We enter into forward exchange contracts to manage foreign currency denominated loans we originate against foreign currency fluctuations. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These forward exchange contracts provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received from foreign currency-denominated loan transactions as the result of changes in exchange rates.

During the years ended December 31, 2011, 2010 and 2009, we recognized net realized and unrealized losses of $6.8 million, $8.6 million and $13.1 million, respectively, related to these derivative instruments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2011, the notional amounts and fair values of our various derivative instruments as well as their locations in our audited consolidated balance sheets were as follows:

	Notional Amount	Fair Value
		Other Assets	Other Liabilities
	($ in thousands)
Interest rate contracts	$1,128,647	$58,935	$93,110
Foreign exchange contracts	25,946	167	183

Total	$1,154,593	$59,102	$93,293

As of December 31, 2010, the notional amounts and fair values of our various derivative instruments as well as their locations in our audited consolidated balance sheets were as follows:

	Notional Amount	Fair Value
		Other Assets	Other Liabilities
	($ in thousands)
Interest rate contracts	$1,287,399	$41,309	$77,410
Foreign exchange contracts	35,557	—	877

Total	$1,322,956	$41,309	$78,287

The gains and losses on our derivative instruments recognized during the years ended December 31, 2011, 2010 and 2009 as well as the locations of such gains and losses in our audited consolidated statements of operations were as follows:

	Location	Gain (Loss) Recognized in Income in Year Ended December 31,
		2011	2010	2009
		($ in thousands)
Interest rate contracts	Loss on derivatives, net	$(6,120)	$(6,055)	$(4,748)
Interest rate contracts	Gain on residential mortgage
	investment portfolio	—	—	896
Foreign exchange contracts	Loss on derivatives, net	(693)	(2,589)	(8,307)

Total		$(6,813)	$(8,644)	$(12,159)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract or notional amounts and the credit risk amounts for derivatives and credit-related arrangements as of December 31, 2011 and 2010, were as follows:

	December 31,
	2011		2010
	Contract or Notional Amount	Credit Risk Amount	Contract or Notional Amount	Credit Risk Amount
		($ in thousands)
Derivatives:
Interest rate contracts	$1,128,647	$58,935	$726,889	$41,309
Foreign exchange contracts	25,946	167	35,557	—

Total derivatives	$1,154,593	$59,102	$762,446	$41,309

Credit-related arrangements:
Commitments to extend credit	$1,352,747	$15,324	$1,936,356	$18,036
Commitments to extend letters of credit	154,443	7,062	267,268	17,425

Total credit-related arrangements	$1,507,190	$22,386	$2,203,624	$35,461

Derivatives

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. As of December 31, 2011, we also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at CapitalSource Bank. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of December 31, 2011, our derivative counterparty exposure was as follows ($ in thousands):

Gross derivative counterparty exposure	$59,102
Master netting agreements	(40,282)

Net derivative counterparty exposure	$18,820

We report our derivatives at fair value on a gross basis irrespective of our master netting arrangements. We held $18.8 million and $15.3 million of collateral against our derivative instruments that were in an asset position as of December 31, 2011 and 2010, respectively. For derivatives that were in a liability position, we had posted collateral of $55.7 million and $53.1 million as of December 31, 2011 and 2010, respectively. For additional information, see Note 21, Derivative Instruments.

Credit-Related Arrangements

As of December 31, 2011 and 2010, we had committed credit facilities to our borrowers of approximately $7.6 billion and $8.6 billion, respectively, of which approximately $1.4 billion and $1.9 billion, respectively, were unfunded. Our failure to satisfy our full contractual funding commitment to one or more of our borrower’s could create a breach of contract and lender liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We provide standby letters of credit in conjunction with several of our lending arrangements. As of December 31, 2011 and 2010, we had issued $79.4 million and $143.4 million, respectively, in letters of credit which expire at various dates over the next nine years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower.

In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of December 31, 2011, the single largest industry concentration in our outstanding loan balance was health care and social assistance, which represented approximately 20% of the outstanding loan portfolio. As of December 31, 2011, taken in the aggregate, lender finance (primarily timeshare) loans were our largest loan concentration by sector and represented approximately 16% of our loan portfolio.

As of December 31, 2011, real estate and real estate – construction loans represented approximately 40% of our outstanding loan portfolio. Among real estate and real estate – construction loans, the largest property type concentration was the multi-family category, comprising approximately 32%, and the largest geographical concentration was in California, comprising approximately 25% of this loan portfolio.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Investment securities, available-for-sale, also consist of a collateralized loan obligation, which include the interests we hold in the deconsolidated 2006-A Trust, and a municipal bond, whose values are determined using internally developed valuation models. These models may utilize discounted cash flow techniques for which key inputs include the timing and amount of future cash flows and market yields. Market yields are based on comparisons to other instruments for which market data is available. These models may also utilize industry valuation benchmarks, such as multiples of EBITDA, to determine a value for the underlying enterprise. Given the lack of active and observable trading in the market, our collateralized obligation and municipal bond are classified in Level 3.

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

Loans Held for Investment

Loans held for investment are recorded at outstanding principal, net of any deferred fees and unamortized purchase discounts or premiums and net of an allowance for loan and lease losses. We may record fair value adjustments on a nonrecurring basis when we have determined that it is necessary to record a specific reserve against a loan and we measure such specific reserve using the fair value of the loan’s collateral. To determine the fair value of the collateral, we may employ different approaches depending on the type of collateral.

In cases where our collateral is a fixed or other tangible asset, including commercial real estate, our determination of the appropriate method to use to measure fair value depends on several factors including the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Impaired collateral dependent commercial real estate loans for which ultimate collection depends solely on the sale of the collateral are charged off to the estimated fair value of the collateral less estimated costs to sell. For certain of these loans, we charged off to an amount different than the value indicated by the most recent appraisal. This was primarily the result of both factors causing the appraisal to be outdated as outlined above and other factors surrounding the loans not considered by appraisals, such as pending loan sales and other transaction specific factors. As of December 31, 2011 and 2010, we charged off an additional $88.0 million, net, and $58.2 million, net, respectively, in loan balances compared with amounts that would have been charged off based on the appraised values of the collateral. In addition, we have impaired collateral dependent commercial real estate loans with a carrying amount as of December 31, 2011 of $0.4 million for which we do not have appraisals. Valuations for the real estate collateral securing these loans are based on observable transactions and industry metrics.

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

We determine the fair value estimates of loans held for investment for fair value disclosures primarily using external valuation specialists. These valuation specialists group loans based on risk rating and collateral type, and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the fair value is estimated utilizing discounted cash flow techniques. The valuations take into account current market rates of return, contractual interest rates, maturities and assumptions regarding expected future cash flows. Within each respective loan grouping, current market rates of return are determined based on quoted prices for similar instruments that are actively traded, adjusted as necessary to reflect the illiquidity of the instrument. This approach requires the use of significant judgment surrounding current market rates of return, liquidity adjustments and the timing and amounts of future cash flows.

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

FHLB SF Stock

Our investment in FHLB SF stock is recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but may be sold back to the FHLB SF at its par value with stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB SF and its overall financial condition. No impairment losses on our investment in FHLB SF stock have been recorded through December 31, 2011.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Term Debt

Term debt comprises term debt securitizations and our 12.75% Senior Secured Notes. For disclosure purposes, the fair values of our term debt securitizations are determined based on actual prices from recent third party purchases of our debt when available and based on indicative price quotes received from various market participants when recent transactions have not occurred.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2011 were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency callable notes	$37,318	$—	$37,318	$—
Agency debt	24,713	—	24,713	—
Agency MBS	994,797	—	994,797	—
Assets-backed securities	15,607	—	15,607	—
Collateralized loan obligation	17,763	—	—	17,763
Corporate debt	700	—	—	700
Equity security	393	393	—	—
Municipal bond	3,235	—	—	3,235
Non-agency MBS	66,930	—	66,930	—
U.S. Treasury and agency securities	26,546	—	26,546	—

Total investment securities, available-for-sale	1,188,002	393	1,165,911	21,698
Investments carried at fair value:
Warrants	193	—	—	193
Other assets held at fair value:
Derivative assets	59,102	—	59,102	—

Total assets	$1,247,297	$393	$1,225,013	$21,891

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$93,293	$—	$93,293	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2010 were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency callable notes	$162,888	$—	$162,888	$—
Agency debt	103,430	—	103,430	—
Agency discount notes	164,974	—	164,974	—
Agency MBS	870,155	—	870,155	—
Collateralized loan obligation	12,249	—	—	12,249
Corporate debt	5,135	—	5,120	15
Equity security	263	263	—	—
Non-agency MBS	113,684	—	113,684	—
U.S. Treasury and agency securities	90,133	—	90,133	—

Total investment securities, available-for-sale	1,522,911	263	1,510,384	12,264
Investments carried at fair value:
Warrants	222	—	—	222
Other assets held at fair value:
Derivative assets	41,309	—	41,309	—

Total assets	$1,564,442	$263	$1,551,693	$12,486

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$78,287	$—	$78,287	$—

A summary of the changes in the fair values of assets carried at fair value for the year ended December 31, 2011 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Corporate Debt	Collateralized Loan Obligation	Municipal Bonds	Total	Warrants	Total Assets
	($ in thousands)
Balance as of January 1, 2011	$15	$12,249	$—	$12,264	$222	$12,486
Realized and unrealized gains (losses):
Included in income	11	18,666	(1,496)	17,181	(10)	17,171
Included in other comprehensive income, net	(42)	5,848	—	5,806	—	5,806

Total realized and unrealized gains (losses)	(31)	24,514	(1,496)	22,987	(10)	22,977

Sales and issuances:
Sales	—	(19,000)	—	(19,000)	(19)	(19,019)
Issuances	716	—	4,731	5,447	—	5,447

Total sales and issuances	716	(19,000)	4,731	(13,553)	(19)	(13,572)

Balance as of December 31, 2011	$700	$17,763	$3,235	$21,698	$193	$21,891

Unrealized gains (losses) as of December 31, 2011	$26	$3,982	$(1,496)	$2,512	$(30)	$2,482

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the changes in the fair values of assets carried at fair value for the year ended December 31, 2010 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Non-agency MBS	Corporate Debt	Collateralized Loan Obligation	Total	Warrants	Total Assets
		($ in thousands)
Balance as of January 1, 2010	$61	$4,457	$1,326	$5,844	$1,392	$7,236
Realized and unrealized gains (losses):
Included in income	—	(2,368)	636	(1,732)	117	(1,615)
Included in other comprehensive income, net	—	2,896	(308)	2,588	—	2,588

Total realized and unrealized gains	—	528	328	856	117	973

Sales and issuances:
Sales	(61)	(4,970)	—	(5,031)	(1,287)	(6,318)
Issuances	—	—	10,595	10,595	—	10,595

Total sales and issuances	(61)	(4,970)	10,595	5,564	(1,287)	4,277

Balance as of December 31, 2010	$—	$15	$12,249	$12,264	$222	$12,486

Unrealized losses as of December 31, 2010	$—	$(3,594)	$—	$(3,594)	$(605)	$(4,199)

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the year ended December 31, 2011, reported in interest income and gain on investments, net were as follows:

	Interest Income		Gain on Investments, Net
	Year Ended December 31,
	2011	2010	2011	2010
	($ in thousands)
Total gains (losses) included in earnings for the period	$5,402	$159	$11,769	$(1,774)
Unrealized gains (losses) relating to assets still held at reporting date	4,003	—	(1,521)	(4,199)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the year ended December 31, 2011, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the year ended December 31, 2011.

	Fair Value Measurement as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Net Losses for the Year Ended December 31, 2011
	($ in thousands)
Assets
Loans held for sale	$161,293	$—	$161,293	$—	$(20,289)
Loans held for investment(1)	92,909	—	—	92,909	(111,775)
Investments carried at cost	4,863	—	—	4,863	(1,395)
Investments accounted for under the equity method	694	—	—	694	(56)
REO(2)	17,398	—	—	17,398	(17,210)
Loan acquired through foreclosure, net	11,667	—	—	11,667	(10,009)

Total assets	$288,824	$—	$161,293	$127,531	$(160,734)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs of $7.8 million.
(2)	Represents REO measured at fair value of the collateral less transaction costs of $1.7 million.

The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the year ended December 31, 2010, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the year ended December 31, 2010.

	Fair Value Measurement as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Net Losses for the Year Ended December 31, 2010
	($ in thousands)
Assets
Loans held for sale	$205,334	$—	$205,334	$—	$(23,237)
Loans held for investment(1)	185,303	—	—	185,303	(153,275)
Investments carried at cost	606	—	—	606	(2,540)
Investments accounted for under the equity method	199	—	—	199	(837)
REO(2)	47,826	—	—	47,826	(45,484)
Loans acquired through foreclosure, net	53,373	—	—	53,373	(42,079)

Total assets	$492,641	$—	$205,334	$287,307	$(267,452)

(1)	Represents impaired loans held for investment measured at fair value of the loan’s collateral less transaction costs of $11.8 million.
(2)	Represents REO measured at fair value of the collateral less transaction costs of $1.9 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The table below provides fair value estimates for our financial instruments as of December 31, 2011 and 2010, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and those which are recorded at fair value on a recurring basis.

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)
Assets:
Loans held for investment, net	$5,536,516	$5,410,511	$5,717,316	$5,767,160
Investments carried at cost	36,252	64,076	33,062	64,735
Investment securities, held-to-maturity	111,706	112,972	184,473	195,438
Liabilities:
Deposits	5,124,995	5,135,843	4,621,273	4,628,903
Credit facilities	—	—	67,508	66,464
Term debt	309,394	252,739	979,254	921,169
Convertible debt, net	28,903	29,739	523,650	539,297
Subordinated debt	436,196	252,994	437,286	253,626
Loan commitments and letters of credit	—	20,636	—	32,972

Note 24. Segment Data

For the years ended December 31, 2011 and 2010, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. For the year ended December 31, 2009, we operated as three reportable segments: 1) CapitalSource Bank, 2) Other Commercial Finance, and 3) Healthcare Net Lease. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. Our Healthcare Net Lease segment comprised our direct real estate investment business activities, which we exited completely with the sale of all of the assets related to this segment during 2010. We have reclassified all comparative period results to reflect our two current reportable segments. In addition, for comparative purposes, overhead and other intercompany allocations have been reclassified from the Healthcare Net Lease segment into the Other Commercial Finance segment for the years ended December 31, 2010 and 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The financial results of our operating segments as of and for the years ended December 31, 2011, 2010 and 2009, were as follows:

	Year Ended December 31, 2011
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$368,964	$141,056	$370	$510,390
Interest expense	62,802	87,208	—	150,010
Provision for loan and lease losses	27,539	65,446	—	92,985
Non-interest income	41,697	123,951	(72,954)	92,694
Non-interest expense	149,710	300,652	(75,192)	375,170

Net income (loss) before income taxes	170,610	(188,299)	2,608	(15,081)
Income tax expense (benefit)	57,996	(21,054)	—	36,942

Net income (loss) from continuing operations	$112,614	$(167,245)	$2,608	$(52,023)

Total assets as of December 31, 2011	$6,793,496	$1,534,698	$(28,126)	$8,300,068

	Year Ended December 31, 2010
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$333,625	$315,934	$(9,918)	$639,641
Interest expense	65,267	166,829	—	232,096
Provision for loan and lease losses	117,105	189,975	—	307,080
Non-interest income	30,270	100,381	(58,989)	71,662
Non-interest expense	116,280	276,739	(59,568)	333,451

Net income (loss) from continuing operations before income taxes	65,243	(217,228)	(9,339)	(161,324)
Income tax expense (benefit)	13,628	(34,430)	—	(20,802)

Net income (loss) from continuing operations	$51,615	$(182,798)	$(9,339)	$(140,522)

Total assets as of December 31, 2010	$6,117,368	$3,418,897	$(90,858)	$9,445,407

	Year Ended December 31, 2009
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$310,741	$567,214	$(6,009)	$871,946
Interest expense	111,873	315,439	—	427,312
Provision for loan and lease losses	213,381	632,605	—	845,986
Non-interest income	38,060	747	(47,474)	(8,667)
Non-interest expense	100,474	308,698	(44,661)	364,511

Net loss from continuing operations before income taxes	(76,927)	(688,781)	(8,822)	(774,530)
Income tax (benefit) expense	(6,228)	142,542	—	136,314

Net loss from continuing operations	$(70,699)	$(831,323)	$(8,822)	$(910,844)

Total assets as of December 31, 2009	$5,682,949	$6,680,576	$(102,475)	$12,261,050

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 25. Parent Company Information

As of December 31, 2011 and 2010, the Parent Company condensed financial information was as follows:

Condensed Balance Sheets

	December 31,
	2011	2010
	($ in thousands)
Assets:
Cash and cash equivalents	$12,618	$94,614
Investment in subsidiaries:
Bank subsidiary	1,050,303	924,644
Non-Bank subsidiaries	542,207	1,414,525

Total investment in subsidiaries	1,592,510	2,339,169
Other assets	11,521	464,198

Total assets	$1,616,649	$2,897,981

Liabilities and Shareholders’ Equity:
Other borrowings	28,903	809,381
Other liabilities	12,600	34,658

Total liabilities	41,503	844,039

Shareholders’ Equity:
Common stock	2,561	3,232
Additional paid-in capital	3,487,911	3,911,341
Accumulated deficit	(1,934,732)	(1,870,572)
Accumulated other comprehensive income, net	19,406	9,941

Total shareholders’ equity	1,575,146	2,053,942

Total liabilities and shareholders’ equity	$1,616,649	$2,897,981

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Net interest income:
Interest income	$28,850	$40,421	$19,326
Interest expense	65,077	101,481	118,366

Net interest loss	(36,227)	(61,060)	(99,040)
Non-interest income:
Loan fees	(363)	(2,645)	(3,170)
Earnings (loss) in Bank subsidiary	112,091	51,614	(70,699)
Loss in non-Bank subsidiaries	(20,002)	(136,401)	(636,209)
Other non-interest income	89	32	33

Total non-interest income	91,815	(87,400)	(710,045)
Non-interest expense:
Compensation and benefits	1,352	1,302	1,321
Professional fees	7,140	2,259	7,482
Other non-interest expenses	123,749	3,827	61,572

Total noninterest expense	132,241	7,388	70,375

Net loss before income taxes	(76,653)	(155,848)	(879,460)
Income tax benefit	(24,630)	(46,594)	(10,441)

Net loss	$(52,023)	$(109,254)	$(869,019)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Cash provided by (used in) operating activities:	$863,487	$273,963	$600,766
Cash provided by investing activities:	—	—	—
Financing activities:
(Repurchase of) proceeds from issuance of common stock	(427,231)	(7,635)	77,105
Payment of dividends	(12,023)	(12,951)	(12,455)
Repayments of credit facilities, net	—	(193,637)	(696,363)
Borrowings of term debt	—	—	281,898
Repayments of other borrowings	(507,877)	(47,227)	(118,503)
Other	1,648	(17,002)	(33,356)

Cash provided by financing activities:	(945,483)	(278,452)	(501,674)

(Decrease) increase in cash and cash equivalents	(81,996)	(4,489)	99,092
Cash and cash equivalents as of beginning of year	94,614	99,103	11

Cash and cash equivalents as of end of year	$12,618	$94,614	$99,103

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 26. Unaudited Quarterly Information

Unaudited quarterly information for each of the three months in the years ended December 31, 2011 and 2010, was as follows:

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	($ in thousands, except per share data)
Interest income	$119,337	121,476	127,425	$142,152
Interest expense	22,963	34,488	45,807	46,752

Net interest income	96,374	86,988	81,618	95,400
Provision for loan and lease losses	11,535	35,118	1,523	44,809

Net interest income after provision for loan and lease losses	84,839	51,870	80,095	50,591
Non-interest income	16,315	33,352	16,569	26,458
Non-interest expense	72,407	177,214	62,821	62,728

Net income (loss) from continuing operations before income taxes	28,747	(91,992)	33,843	14,321
Income tax expense (benefit)	19,811	(11,280)	17,249	11,162

Net income (loss) attributable to CapitalSource Inc.	$8,936	$(80,712)	$16,594	$3,159

Basic income (loss) per share:
From continuing operations	$0.03	$(0.26)	$0.05	$0.01
From discontinued operations	$—	$—	$—	$—
Attributable to CapitalSource Inc.	$0.03	$(0.26)	$0.05	$0.01
Diluted income (loss) per share:
From continuing operations	$0.03	$(0.26)	$0.05	$0.01
From discontinued operations	$—	$—	$—	$—
Attributable to CapitalSource Inc.	$0.03	$(0.26)	$0.05	$0.01

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	($ in thousands, except per share data)
Interest income	$150,377	$153,130	$164,720	$171,414
Interest expense	48,430	57,908	60,757	65,001

Net interest income	101,947	95,222	103,963	106,413
Provision for loan and lease losses	24,107	38,771	25,262	218,940

Net interest income (loss) after provision for loan and lease losses	77,840	56,451	78,701	(112,527)
Non-interest income	1,517	46,971	7,057	16,117
Non-interest expense	75,412	60,988	95,454	101,597

Net income (loss) from continuing operations before income taxes	3,945	42,434	(9,696)	(198,007)
Income tax (benefit) expense	(1,966)	(35,668)	(4,174)	21,006

Net income (loss) from continuing operations	5,911	78,102	(5,522)	(219,013)
Net income from discontinued operations, net of taxes	—	—	2,166	7,323
Gain from sale of discontinued operations, net of taxes	—	—	21,696	—

Net income (loss)	5,911	78,102	18,340	(211,690)
Net loss attributable to noncontrolling interests	—	(83)	—	—

Net income (loss) attributable to CapitalSource Inc.	$5,911	$78,185	$18,340	$(211,690)

Basic income (loss) per share:
From continuing operations	$0.02	$0.24	$(0.02)	$(0.68)
From discontinued operations	$—	$—	$0.08	$0.02
Attributable to CapitalSource Inc.	$0.02	$0.24	$0.06	$(0.66)
Diluted income (loss) per share:
From continuing operations	$0.02	$0.24	$(0.02)	$(0.68)
From discontinued operations	$—	$—	$0.08	$0.02
Attributable to CapitalSource Inc.	$0.02	$0.24	$0.06	$(0.66)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Reference is made to the Management Report on Internal Controls over Financial Reporting on page 82.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A listing of our executive officers and their biographies are included under Item 1, Business, in the section entitled “Executive Officers” on page 14 of this Form 10-K.

The members of our Board of Directors, their principal occupations and the Board committees on which they serve are as follows:

William G. Byrnes(1)(3)

Private Investor

John K. Delaney(4)

Executive Chairman

Andrew B. Fremder(3)(4)

President, East Bay College Fund

Sara Grootwassink Lewis(1)(2)(3)

Private Investor

C. William Hosler(1)(2)

Chief Financial Officer, Catellus Development Corp.

Timothy M. Hurd(2)

Managing Director, Madison Dearborn Partners, LLC

Steven A. Museles

Private Consultant

James J. Pieczynski(4)

Chief Executive Officer

(1)	Audit Committee
(2)	Compensation Committee
(3)	Nominating and Corporate Governance Committee
(4)	Asset, Liability and Credit Policy Committee

Biographies for our non-management directors and additional information pertaining to directors and executive officers and our corporate governance as well as the remaining information called for by this item are incorporated herein by reference to Election of Directors, Corporate Governance, Board of Directors and Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance and other sections in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held April 26, 2012, which will be filed within 120 days of the end of our fiscal year ended December 31, 2011 (the “2011 Proxy Statement”).

Our Chief Executive Officer and Chief Financial Officer have delivered, and we have filed with this Form 10-K, all certifications required by rules of the SEC and relating to, among other things, the Company’s financial statements, internal controls and the public disclosures contained in this Form 10-K. In addition, on June 1, 2011, our Chief Executive Officer certified to the New York Stock Exchange (the “NYSE”) that he was not aware of any violations by the Company of the NYSE’s corporate governance listing standards and, as required by the rules of the NYSE. We expect our Chief Executive Officer to provide a similar certification following the 2012 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to Executive Compensation in the 2011 Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be held on April 26, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATERS

Information pertaining to security ownership of management and certain beneficial owners of the registrant’s Common Stock is incorporated herein by reference to Voting Securities and Principal Holders Thereof and other sections of the 2011 Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be held on April 26, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information pertaining to certain relationships and related transactions and director independence is incorporated herein by reference to Corporate Governance and Compensation Committee Interlocks and Insider Participation and other sections of the 2011 Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be held on April 26, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information pertaining to principal accounting fees and services is incorporated herein by reference to Report of the Audit Committee of the 2011 Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be held on April 26, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

The audited consolidated financial statements of the registrant as listed in the “Index to Consolidated Financial Statements” included in Item 8, Financial Statements and Supplementary Data, on page 84 of this report, are filed as part of this report.

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

CAPITALSOURCE INC.

Date: February 28, 2012	/s/ JAMES J. PIECZYNSKI
James J. Pieczynski Director and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2012	/s/ JOHN A. BOGLER
John A. Bogler Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2012	/s/ BRYAN D. SMITH
Bryan D. Smith Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2012.

/s/ JOHN K. DELANEY	/s/ WILLIAM G. BYRNES
John K. Delaney, Executive Chairman of the Board of Directors	William G. Byrnes, Director

/s/ C. WILLIAM HOSLER	/s/ ANDREW B. FREMDER
C. William Hosler, Director	Andrew B. Fremder, Director

/s/ TIMOTHY M. HURD	/s/ SARA GROOTWASSINK LEWIS
Timothy M. Hurd, Director	Sara Grottwassink Lewis, Director

/s/ STEVEN A. MUSELES
Steven A. Museles, Director

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008) (incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).

3.2	Amended and Restated Bylaws (composite version; reflects all amendments through February 16, 2011) (incorporated by reference to exhibit 3.1 to the Form 8-K filed by CapitalSource on February 18, 2011).

10.1	Capital Maintenance and Liquidity Agreement dated as of July 25, 2008, among CapitalSource Inc., CapitalSource TRS LLC (formerly CapitalSource TRS Inc.), CapitalSource Finance LLC, CapitalSource Bank and the FDIC (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on July 28, 2008).

10.2	Parent Company Agreement dated as of July 25, 2008, among CapitalSource Inc., CapitalSource TRS LLC (formerly CapitalSource TRS Inc.), CapitalSource Finance LLC, CapitalSource Bank and the FDIC (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on July 28, 2008).

10.3	Office Lease Agreement dated April 27, 2007 by and between Wisconsin Place Office LLC and CapitalSource Finance LLC (incorporated by reference to exhibit 10.4 to the Form 10-K filed by CapitalSource on March 2, 2009).

10.3.1	Amendment No. 1 to Lease dated August 25, 2008 by and between Wisconsin Place Office LLC and CapitalSource Finance LLC (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on August 10, 2009).

10.3.2	Amendment No. 2 to Lease dated February 17, 2009 by and between Wisconsin Place Office LLC and CapitalSource Finance LLC (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 10, 2009).

10.3.3	Amendment No. 3 to Lease dated April 8, 2010 by and between Wisconsin Place Office LLC and CapitalSource Finance LLC.†

10.3.4	Sublease of Office Lease Agreement dated as of September 1, 2010 by and between CapitalSource Finance LLC and Brown Investment Advisory and Trust Company (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on November 4, 2010).

10.3.5	Sublease of Office Lease Agreement dated as of August 24, 2011 by and between CapitalSource Finance LLC and Manchester United LTD.†

10.4	Office Lease dated November 5, 2008, by and between Providence 130 State College Brea, LLC and CapitalSource Bank (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on May 11, 2009).

10.5	Fourth Amended and Restated Intercreditor and Lockbox Administration Agreement dated as of June 30, 2005, among Bank of America, N.A., as lockbox bank, CapitalSource Finance LLC, as originator, original servicer and lockbox servicer, CapitalSource Funding Inc., as owner, and the financing agents (incorporated by reference to exhibit 10.39 to the Form 10-Q filed by CapitalSource on August 5, 2005).

10.6	Fifth Amended and Restated Three Party Agreement Relating to Lockbox Services and Control dated as of June 30, 2005, among Bank of America, N.A., as the bank, CapitalSource Finance LLC, as originator, original servicer and lockbox servicer, CapitalSource Funding Inc., as the owner, and the financing agents (incorporated by reference to exhibit 10.40 to the Form 10-Q filed by CapitalSource on August 5, 2005).

10.7	Indenture dated as of September 28, 2006, by and among CapitalSource Commercial Loan Trust 2006-2, as the issuer, and Wells Fargo Bank, National Association, as the indenture trustee (incorporated by reference to exhibit 4.16 to the Form 8-K filed by CapitalSource on October 4, 2006).

10.8	Sale and Servicing Agreement dated as of September 28, 2006, by and among CapitalSource Commercial Loan Trust 2006-2, as the issuer, CapitalSource Commercial Loan LLC, 2006-2, as the trust depositor, CapitalSource Finance LLC, as the originator and as the servicer, and Wells Fargo Bank, National Association, as the indenture trustee and as the backup servicer (incorporated by reference to exhibit 10.66 to the Form 8-K filed by CapitalSource on October 4, 2006).

10.9*	Third Amended and Restated Equity Incentive Plan (composite version; reflects all amendments through April 29, 2010) (incorporated by reference to exhibit 10.1 to the Registration Statement on Form S-8 filed by CapitalSource on May 3, 2010).

10.10.1*	Form of Non-Qualified Option Agreement (2005) (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on January 31, 2005).

10.10.2*	Form of Non-Qualified Option Agreement (2007) (incorporated by reference to exhibit 10.81 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.10.3*	Form of Non-Qualified Option Agreement (2008) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on August 11, 2008).

10.10.4*	Form of Non-Qualified Option Agreement (2010) (incorporated by reference to exhibit 10.32.4 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.10.5*	Form of Non-Qualified Option Agreement (July 2010) (incorporated by reference to exhibit 10.5 to the Form 10-Q filed by CapitalSource on August 3, 2010).

10.11.1*	Form of Non-Qualified Option Agreement for Directors (2005) (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on January 31, 2005).

10.11.2*	Form of Non-Qualified Option Agreement for Directors (2007) (incorporated by reference to exhibit 10.78 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.11.3*	Form of Non-Qualified Option Agreement for Directors (2008) (incorporated by reference to exhibit 10.18.3 to the Form 10-K filed by CapitalSource on February 29, 2008).

10.11.4*	Form of Non-Qualified Option Agreement for Directors (2010) (incorporated by reference to exhibit 10.33.4 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.12.1*	Form of Restricted Stock Agreement (2005) (incorporated by reference to exhibit 10.3 to the Form 8-K filed by CapitalSource on January 31, 2005).

10.12.2*	Form of Restricted Stock Agreement (2007) (incorporated by reference to exhibit 10.79 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.12.3*	Form of Restricted Stock Agreement (2008) (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on August 11, 2008).

10.12.4*	Form of Restricted Stock Agreement (2009) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on May 11, 2009).

10.12.5*	Form of Restricted Stock Agreement (2010) (incorporated by reference to exhibit 10.34.5 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.12.6*	Form of Restricted Stock Agreement (April 2010) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed on May 5, 2010).

10.12.7*	Form of Restricted Stock Agreement (July 2010) (incorporated by reference to exhibit 10.6 to the Form 10-Q filed on August 3, 2010).

10.13.1*	Form of Restricted Stock Agreement for Directors (2007) (incorporated by reference to exhibit 10.76 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.13.2*	Form of Restricted Stock Agreement for Directors (2008) (incorporated by reference to exhibit 10.20.2 to the Form 10-K filed by CapitalSource on February 29, 2008).

10.13.3*	Form of Restricted Stock Agreement for Directors (2009) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on May 11, 2009).

10.13.4*	Form of Restricted Stock Agreement for Directors (2010) (incorporated by reference to exhibit 10.36.4 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.13.5*	Form of Restricted Stock Agreement for Directors (April 2010) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on May 5, 2010).

10.14.1*	Form of Restricted Unit Agreement (2007) (incorporated by reference to exhibit 10.70 to the Form 8-K filed by CapitalSource on March 13, 2007).

10.14.2*	Form of Restricted Stock Unit Agreement (2007) (incorporated by reference to exhibit 10.80 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.14.3*	Form of Restricted Stock Unit Agreement (2008) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 11, 2008).

10.14.4*	Form of Restricted Stock Unit Agreement (2010) (incorporated by reference to exhibit 10.9 to the Form 10-Q filed by CapitalSource on May 5, 2010).

10.14.5*	Form of Restricted Stock Unit Agreement (April 2010) (incorporated by reference to exhibit 10.9 to the Form 10-Q filed by CapitalSource on May 5, 2010).

10.14.6*	Form of Restricted Stock Unit Agreement (July 2010) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 3, 2010).

10.15.1*	Form of Restricted Stock Unit Agreement for Directors (2007) (incorporated by reference to exhibit 10.77 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.15.2*	Form of Restricted Stock Unit Agreement for Directors (2008) (incorporated by reference to exhibit 10.22.2 to the Form 10-K filed by CapitalSource on February 29, 2008).

10.15.3*	Form of Restricted Stock Unit Agreement for Directors (2010) (incorporated by reference to exhibit 10.37.3 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.15.4*	Form of Restricted Stock Unit Agreement for Directors (April 2010) (incorporated by reference to exhibit 10.10 to the Form 10-Q filed by CapitalSource on May 5, 2010).

10.16*	CapitalSource Inc. Amended and Restated Deferred Compensation Plan effective October 26, 2011.†

10.17*	Summary of Non-employee Director Compensation (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on November 10, 2008).

10.18*	CapitalSource Bank Compensation for Non-Employee Directors (incorporated by reference to exhibit 10.40 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.19*	Form of Indemnification Agreement between CapitalSource Inc. and each of its non-employee directors (incorporated by reference to exhibit 10.4 to the Form 10-Q filed by CapitalSource on November 7, 2003).

10.20*	Form of Indemnification Agreement between CapitalSource Inc. and each of its employee directors (incorporated by reference to exhibit 10.5 to the Form 10-Q filed by CapitalSource on November 7, 2003).

10.21*	Form of Indemnification Agreement between CapitalSource Inc. and each of its executive officers (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on November 7, 2003).

10.22*	Amended and Restated Employment Agreement dated December 16, 2009 between CapitalSource Inc. and John K. Delaney (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on December 18, 2009).

10.22.1*	Amendment dated July 16, 2010 to the Amended and Restated Employment Agreement dated December 16, 2009 between CapitalSource Inc. and John K. Delaney (incorporated by reference to exhibit 10.9 to the Form 10-Q filed by CapitalSource on August 3, 2010).

10.22.2*	Leave of Absence Letter Agreement dated January 5, 2012 between CapitalSource Inc. and John K. Delaney (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on January 4, 2012).

10.23*	Form of Restricted Stock Unit Agreement for John K. Delaney, as amended July 16, 2010 (incorporated by reference to exhibit 10.10 to the Form 10-Q filed by CapitalSource on August 3, 2010).

10.24*	Amended and Restated Employment Agreement dated December 16, 2009 between CapitalSource Inc. and James J. Pieczynski (incorporated by reference to exhibit 10.3 to the Form 8-K filed by CapitalSource on December 18, 2009).

10.25*	Amended and Restated Employment Agreement dated as of July 29, 2010 between CapitalSource Bank and Douglas Hayes Lowrey (incorporated by reference to exhibit 10.11 to the Form 10-Q filed by CapitalSource on August 3, 2010).

10.26*	Letter Agreement dated February 16, 2011 by and between CapitalSource Finance LLC and Bryan D. Smith (incorporated by reference to exhibit 10.32 to the Form 10-K filed by CapitalSource on February 28, 2011).

10.27*	Employment Agreement dated October 26, 2011 by and between CapitalSource Inc., CapitalSource Bank and John A. Bogler (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on November 1, 2011).

10.28*	Employment Agreement dated October 26, 2011 by and between CapitalSource Inc., CapitalSource Bank and Laird M. Boulden (incorporated by reference to exhibit 10.2 to the Form 10-Q filed by CapitalSource on November 1, 2011).

10.29*	Amended and Restated Employment Agreement dated as of October 26, 2011 between CapitalSource Bank and Bryan M. Corsini (incorporated by reference to exhibit 10.3 to the
Form 10-Q filed by CapitalSource on November 1, 2011).

10.30*	Separation Agreement dated October 26, 2011 between CapitalSource Inc. and Donald F. Cole (incorporated by reference to exhibit 10.4 to the Form 10-Q filed by CapitalSource on November 1, 2011).

10.31*	Separation Agreement dated October 26, 2011 between CapitalSource Inc. and Steven A. Museles (incorporated by reference to exhibit 10.5 to the Form 10-Q filed by CapitalSource on November 1, 2011).

10.32*	Consulting Agreement dated October 26, 2011 between CapitalSource Inc. and Steven A. Museles (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on November 1, 2011).

12.1	Ratio of Earnings to Fixed Charges.†

21.1	List of Subsidiaries.†

23.1	Consent of Ernst & Young LLP.†

31.1.1	Rule 13a – 14(a) Certification of Chief Executive Officer.†

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer.†

32	Section 1350 Certifications.†

99.1	Federal Deposit Insurance Corporation in Re: CapitalSource Bank (In Organization) Pasadena, California, Applications for Federal Deposit Insurance and Consent to Purchase Certain Assets and Assume Certain Liabilities and Establish 22 Branches – Order Granting Deposit Insurance, Approving a Merger, and Consenting to the Establishment of Branches dated June 17, 2008 (incorporated by reference to exhibit 99.1 to the Form 8-K filed by CapitalSource on June 18, 2008)

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Label Linkbase Document†

101.PRE	XBRL Taxonomy Presentation Linkbase Document†

101.DEF	XBRL Taxonomy Definition Document†

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt that does not exceed 10% of the total consolidated assets of the registrant.