Form 10-Q
period 2012-03-21
CAPITALSOURCE INC
filed 2012-05-08
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 232,060,878.

CapitalSource Inc.

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
	($ in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$521,405	$458,548
Restricted cash (including $19.6 million and $23.7 million, respectively, of cash that can only be used to settle obligations of consolidated VIEs)	99,554	65,484
Investment securities:
Available-for-sale, at fair value	1,139,509	1,188,002
Held-to-maturity, at amortized cost	111,076	111,706

Total investment securities	1,250,585	1,299,708
Loans:
Loans held for sale	156,021	193,021
Loans held for investment	5,884,226	5,758,990
Less deferred loan fees and discounts	(67,809)	(68,843)
Less allowance for loan and lease losses	(151,902)	(153,631)

Loans held for investment, net (including $472.4 million and $504.5 million, respectively, of loans that can only be used to settle obligations of consolidated VIEs)	5,664,515	5,536,516

Total loans	5,820,536	5,729,537
Interest receivable	41,235	38,796
Other investments	76,394	81,245
Goodwill	173,135	173,135
Other assets	323,812	453,615

Total assets	$8,306,656	$8,300,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,348,790	$5,124,995
Term debt (including $273.6 million and $309.4 million, respectively, in obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.)	273,615	309,394
Other borrowings	1,049,124	1,015,099
Other liabilities	163,047	275,434

Total liabilities	6,834,576	6,724,922
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 237,119,534 and 256,112,205 shares issued and outstanding, respectively)	2,371	2,561
Additional paid-in capital	3,361,404	3,487,911
Accumulated deficit	(1,912,197)	(1,934,732)
Accumulated other comprehensive income, net	20,502	19,406

Total shareholders’ equity	1,472,080	1,575,146

Total liabilities and shareholders’ equity	$8,306,656	$8,300,068

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	($ in thousands, except per share data)
Net interest income:
Interest income:
Loans	$109,070	$123,500
Investment securities	10,717	18,352
Other	290	300

Total interest income	120,077	142,152
Interest expense:
Deposits	13,291	13,383
Borrowings	7,567	33,369

Total interest expense	20,858	46,752

Net interest income	99,219	95,400
Provision for loan and lease losses	11,072	44,809

Net interest income after provision for loan and lease losses	88,147	50,591
Non-interest income:
Loan fees	4,668	4,604
Leased equipment income	3,258	—
(Loss) gain on sales of investments, net	(307)	23,515
Loss on derivatives, net	(103)	(1,878)
Other non-interest income, net	4,034	(29)

Total non-interest income	11,550	26,212
Non-interest expense:
Compensation and benefits	26,416	30,379
Professional fees	3,600	3,570
Occupancy expenses	3,759	3,954
FDIC fees and assessments	1,449	1,990
Leased equipment depreciation	2,288	—
General depreciation and amortization	1,695	1,843
Expense of real estate owned and other foreclosed assets, net	450	10,333
Other non-interest expense	9,393	10,413

Total non-interest expense	49,050	62,482

Net income before income taxes	50,647	14,321
Income tax expense	25,709	11,162

Net income	$24,938	$3,159

Basic income per share	$0.10	$0.01
Diluted income per share	$0.10	$0.01
Average shares outstanding:
Basic	241,078,624	320,196,690
Diluted	247,598,531	326,963,738
Dividends declared per share	$0.01	$0.01

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	($ in thousands)
Net income	$24,938	$3,159
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of tax	1,447	4,843
Unrealized (loss) gain on foreign currency translation, net of tax	(351)	9,582

Other comprehensive income	1,096	14,425

Comprehensive income	$26,034	$17,584

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net	Total Shareholders’ Equity
	(Unaudited)
	($ in thousands)
Total shareholders’ equity as of December 31, 2011	$2,561	$3,487,911	$(1,934,732)	$19,406	$1,575,146
Net income	—	—	24,938	—	24,938
Other comprehensive income	—	—	—	1,096	1,096
Dividends paid	—	42	(2,403)	—	(2,361)
Stock option expense	—	792	—	—	792
Exercise of options	—	7	—	—	7
Restricted stock activity	—	1,962	—	—	1,962
Repurchase of common stock	(190)	(129,310)	—	—	(129,500)

Total shareholders’ equity as of March 31, 2012	$2,371	$3,361,404	$(1,912,197)	$20,502	$1,472,080

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	($ in thousands)
Operating activities:
Net income	$24,938	$3,159
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	792	1,372
Restricted stock expense	2,733	1,563
Gain on extinguishment of debt	83	—
Amortization of deferred loan fees and discounts	(10,394)	(19,744)
Paid-in-kind interest on loans	4,223	23,736
Provision for loan losses	11,072	44,809
Amortization of deferred financing fees and discounts	303	7,818
Depreciation and amortization	4,268	(1,774)
(Benefit) provision for deferred income taxes	(10,306)	31,483
Non-cash gain on investments, net	(226)	(26,660)
Non-cash (gain) loss on foreclosed assets and other property and equipment disposals	(1,683)	9,546
Unrealized (gain) loss on derivatives and foreign currencies, net	(578)	2,384
Increase in interest receivable	(2,439)	(529)
Decrease in loans held for sale, net	42,557	204,050
Decrease in other assets	148,123	24,303
Decrease in other liabilities	(115,501)	(84,328)

Cash provided by operating activities	97,965	221,188
Investing activities:
(Increase) decrease in restricted cash	(34,070)	52,009
Increase in loans, net	(146,428)	(33,729)
Reduction of marketable securities, available for sale, net	50,436	180,038
Reduction of marketable securities, held to maturity, net	1,063	10,253
Reduction of other investments, net	2,722	14,641
Reduction (acquisition) of property and equipment, net	86	(493)

Cash (used in) provided by investing activities	(126,191)	222,719
Financing activities:
Deposits accepted, net of repayments	223,795	87,076
Repayments on credit facilities, net	—	(68,792)
Repayments and extinguishment of term debt	(35,782)	(116,257)
Borrowings (repayments of) under other borrowings	32,925	(12,021)
Repurchase of common stock	(127,501)	—
Proceeds from exercise of options	7	354
Payment of dividends	(2,361)	(3,222)

Cash provided by (used in) financing activities	91,083	(112,862)

Increase in cash and cash equivalents	62,857	331,045
Cash and cash equivalents as of beginning of period	458,548	820,450

Cash and cash equivalents as of end of period	$521,405	$1,151,495

Supplemental information:
Noncash transactions from investing and financing activities:
Assets acquired through foreclosure	$11,265	$2,070

See accompanying notes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization

References to we, us, the Company or CapitalSource refer to CapitalSource Inc., a Delaware corporation, together with its consolidated subsidiaries. References to CapitalSource Bank include its consolidated subsidiaries, and references to Parent Company refer to CapitalSource Inc. and its consolidated subsidiaries other than CapitalSource Bank.

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

For the three months ended March 31, 2012 and 2011, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our legacy loan portfolio and investment activities by the Parent Company. For additional information, see Note 17, Segment Data.

Note 2.    Summary of Significant Accounting Policies

Interim Consolidated Financial Statements Basis of Presentation

Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 28, 2012 (“Form 10-K”).

The accompanying financial statements reflect our consolidated accounts and those of other entities in which we have a controlling financial interest including our majority-owned subsidiaries and variable interest entities (“VIEs”) where we determined that we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in prior period consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of the presentation of our consolidated statements of comprehensive income to include the captions of non-interest income and non-interest expense as compared to operating expenses and other income (expense). Accordingly, the reclassifications have been appropriately reflected throughout our consolidated financial statements.

Except as discussed below, our accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements for the year ended December 31, 2011, included in our Form 10-K.

New Accounting Pronouncements

In May 2011, the FASB amended its guidance on fair value measurements to achieve common disclosure requirements for GAAP and International Financial Accounting Standards (“IFRS”). The amendments clarify

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

existing GAAP requirements for fair value measurements and eliminate wording differences between current GAAP and IFRS guidelines. This guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012, and it did not have a material impact on our consolidated financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. This guidance eliminates the option to report other comprehensive income and its components solely in the consolidated statement of shareholders’ equity. An entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and of other comprehensive income needs to be displayed under either alternative. This guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012 and, although it impacted our financial statement presentation, it did not have a material impact on our consolidated results of operations, financial position or cash flows.

Note 3.    Cash and Cash Equivalents and Restricted Cash

As of March 31, 2012 and December 31, 2011, our cash and cash equivalents and restricted cash balances were as follows:

	March 31, 2012		December 31, 2011
	Unrestricted	Restricted (1)	Unrestricted	Restricted (1)
	($ in thousands)
Cash and cash equivalents and restricted cash:
Cash and due from banks	$249,537	$39,951	$231,701	$41,808
Interest-bearing deposits in other banks(2)	126,969	—	186,868	16
Other short-term investments(3)	144,899	59,603	39,979	23,660

Total cash and cash equivalents and restricted cash	$521,405	$99,554	$458,548	$65,484

(1)	Restricted cash includes principal and interest collections received from loans held in securitization trusts and cash that has been pledged as collateral supporting letters of credit and derivative liabilities.

(2)	Included in these balances for CapitalSource Bank were $121.6 million and $179.1 million in deposits at the Federal Reserve Bank (“FRB”) as of March 31, 2012 and December 31, 2011, respectively.

(3)	Unrestricted cash is invested in short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P) P1 (Moody’s) or F1 (Fitch), and restricted cash is invested in a short-term money market fund which has ratings of AAAm (S&P) and Aaa (Moody’s).

Note 4.    Loans and Credit Quality

As of March 31, 2012 and December 31, 2011, our outstanding loan balance was $6.0 billion and $5.9 billion, respectively. Included in these amounts were loans held for sale and loans held for investment. As of March 31, 2012 and December 31, 2011, interest and fee receivables on these loans totaled $37.6 million and $35.0 million, respectively.

As of March 31, 2012 and December 31, 2011, the outstanding unpaid principal balance of loans including loans held for sale, by type of loan, was as follows:

	March 31, 2012		December 31, 2011
	($ in thousands except percentages)
Commercial	$3,553,009	59%	$3,544,590	60%
Real estate	2,446,968	40	2,341,136	39
Real estate - construction	40,270	1	66,285	1

Total(1)	$6,040,247	100%	$5,952,011	100%

(1)	Excludes deferred loan fees and discounts and the allowance for loan and lease losses. Includes loans held for sale carried at lower of cost or fair value.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2012 and 2011, we transferred loans with a carrying value of $10.6 million and $30.3 million, respectively, from held for investment to held for sale which included $10.2 million and $30.3 million of impaired loans, respectively. These transfers were based on our decision to sell these loans as part of overall portfolio management and workout strategies. We did not incur any losses due to lower of cost or fair value adjustments at the time of transfer during the three months ended March 31, 2012 and 2011. We also reclassified $5.0 million and $28.6 million of loans from held for sale to held for investment during the three months ended March 31, 2012 and 2011, respectively, based on our intent to retain these loans for investment.

During the three months ended March 31, 2012 and 2011, we recognized net pre-tax gains on the sale of loans of $1.1 million and $1.3 million, respectively.

As of December 31, 2011, loans held for sale with an outstanding balance of $2.9 million were classified as non-accrual loans. We did not have any loans held for sale that were on non-accrual status as of March 31, 2012. We did not record any fair value write-downs on non-accrual loans held for sale during the three months ended March 31, 2012 and 2011.

Loans Held for Investment

Loans held for investment are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. We maintain an allowance for loan and lease losses for loans held for investment, which is calculated based on management’s estimate of incurred loan and lease losses inherent in our loan and lease portfolio as of the balance sheet date. This methodology is used consistently to develop our allowance for loan and lease losses for all loans and leases in our loan portfolio, and, as such, we maintain a single portfolio segment. We group our loans into seven loan classes based on the level that we use to assess and monitor the risk and performance of the portfolio, including the nature of the borrower, collateral and lending arrangement.

Non-performing loans include all loans on non-accrual status, accruing loans which are contractually past due 90 days or more as to principal or interest payments and other loans which have been identified as troubled debt restructurings (“TDRs”).

As of March 31, 2012 and December 31, 2011, the carrying value of each class of loans held for investment, separated by performing and non-performing categories, was as follows:

	March 31, 2012			December 31, 2011
Class	Performing	Non-Performing	Total	Performing	Non-Performing	Total
	($ in thousands)
Asset-based	$1,179,958	$82,826	$1,262,784	$1,211,511	$62,917	$1,274,428
Cash flow	1,809,650	184,430	1,994,080	1,757,190	186,193	1,943,383
Healthcare asset-based	239,904	579	240,483	265,489	3,937	269,426
Healthcare real estate	551,677	38,358	590,035	561,882	23,600	585,482
Multifamily	878,821	826	879,647	852,766	1,703	854,469
Real estate	580,156	84,714	664,870	441,490	158,761	600,251
Small business	173,368	11,150	184,518	152,068	10,640	162,708

Total(1)	$5,413,534	$402,883	$5,816,417	$5,242,396	$447,751	$5,690,147

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2012 and 2011, we purchased loans held for investment with an unpaid principal balance at the time of purchase of $33.5 million and $315.3 million, respectively.

As of March 31, 2012 and December 31, 2011, CapitalSource Bank pledged loans held for investment with an unpaid principal balance of $549.6 million and $459.5 million, respectively, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) as collateral for its financing facility.

Credit risk within our loan portfolio is the risk of loss arising from adverse changes in a borrower’s or counterparty’s ability to meet its financial obligations under agreed-upon terms. The degree of credit risk will vary based on many factors, the credit characteristics of the client, the contractual terms of the agreement and the availability and quality of collateral.

We continuously monitor a client’s ability to perform under its obligations. Additionally, we manage the size and risk profile of our loan portfolio by syndicating loan exposure to other lenders and selling loans.

Under our credit risk management process, each loan is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on: the borrower’s financial performance and financial standing, the borrower’s ability to repay the loan, and the adequacy of the collateral securing the loan. Subsequent to loan origination, risk ratings are monitored and reassessed on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the borrower’s financial condition, cash flow or financial position. We use risk rating aggregations to measure credit risk within the loan portfolio. In addition to risk ratings, we consider the market trend of collateral values and loan concentrations by borrower industries and real estate property types (where applicable).

We believe that the likelihood of not being paid according to the contractual terms of a loan is, in large part, dependent upon the assessed level of risk associated with the loan, and we believe that our internal risk rating process provides a view as to the relative risk of each loan. This risk rating scale is based on the credit classifications of assets as prescribed by government regulations and industry standards and is separated into the following groups:

•	Pass — Loans with standard, acceptable levels of credit risk;

•	Special mention — Loans that have potential weaknesses that deserve close attention, and which, if left uncorrected, may result in a loss or deterioration of our credit position;

•	Substandard — Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected; and

•	Doubtful — Loans that have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full improbable based on currently existing facts, conditions, and values.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012 and December 31, 2011, the carrying value of each class of loans held for investment, by internal risk rating, was as follows:

	Internal Risk Rating
Class	Pass	Special Mention	Substandard	Doubtful	Total
	($ in thousands)

As of March 31, 2012:
Asset-based	$936,453	$177,330	$136,034	$12,967	$1,262,784
Cash flow	1,612,689	94,993	200,008	86,390	1,994,080
Healthcare asset-based	145,520	89,667	5,296	—	240,483
Healthcare real estate	497,276	54,401	35,734	2,624	590,035
Multifamily	874,563	2,962	2,122	—	879,647
Real estate	566,768	28,425	69,677	—	664,870
Small business	166,697	6,711	11,110	—	184,518

Total(1)	$4,799,966	$454,489	$459,981	$101,981	$5,816,417

As of December 31, 2011:
Asset-based	$953,406	$180,588	$132,848	$7,586	$1,274,428
Cash flow	1,602,838	27,018	228,502	85,025	1,943,383
Healthcare asset-based	177,996	75,980	15,397	53	269,426
Healthcare real estate	489,099	72,783	23,600	—	585,482
Multifamily	849,251	3,516	1,702	—	854,469
Real estate	428,750	42,634	128,867	—	600,251
Small business	143,709	8,869	1,470	8,660	162,708

Total(1)	$4,645,049	$411,388	$532,386	$101,324	$5,690,147

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

Non-Accrual and Past Due Loans

We place a loan on non-accrual status when there is substantial doubt about the borrower’s ability to service its debt and other obligations or if the loan is 90 or more days past due and is not well-secured and in the process of collection. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed and the recognition of interest and fee income on that loan is discontinued until factors no longer indicate collection is doubtful and the loan has been brought current. Payments received on non-accrual loans are generally first applied to principal. A loan may be returned to accrual status when its interest or principal is current, repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. Cash payments received from the borrower and applied to the principal balance of the loan while the loan was on non-accrual status are not reversed if a loan is returned to accrual status.

As of March 31, 2012 and December 31, 2011, the carrying value of each class of non-accrual loans was as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Asset-based	$33,586	$33,236
Cash flow	114,228	110,280
Healthcare asset-based	579	822
Healthcare real estate	38,358	23,600
Multifamily	827	1,703
Real estate	32,293	87,663
Small business	6,790	5,995

Total(1)	$226,661	$263,299

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012 and December 31, 2011, the delinquency status of loans in our loan portfolio was as follows:

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater than 90 Days Past Due and Accruing
	($ in thousands)
As of March 31, 2012:
Asset-based	$65	$7,193	$7,258	$1,255,526	$1,262,784	$—
Cash flow	244	5,915	6,159	1,986,317	1,992,476	—
Healthcare asset-based	—	—	—	240,483	240,483	—
Healthcare real estate	13,341	17,001	30,342	559,693	590,035	—
Multifamily	1,029	189	1,218	878,429	879,647	—
Real estate	2,375	31,567	33,942	630,928	664,870	—
Small business	1,487	4,988	6,475	173,821	180,296	—

Total(1)	$18,541	$66,853	$85,394	$5,725,197	$5,810,591	$—

As of December 31, 2011:
Asset-based	$2,611	$8,677	$11,288	$1,260,754	$1,272,042	$—
Cash flow	218	9,701	9,919	1,933,464	1,943,383	—
Healthcare asset-based	—	—	—	269,426	269,426	—
Healthcare real estate	—	17,951	17,951	567,531	585,482	—
Multifamily	1,565	188	1,753	852,716	854,469	—
Real estate	5,762	44,049	49,811	550,440	600,251	5,603
Small business	2,213	4,675	6,888	151,313	158,201	—

Total(1)	$12,369	$85,241	$97,610	$5,585,644	$5,683,254	$5,603

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

If our non-accrual loans had performed in accordance with their original terms, interest income would have been $26.2 million and $33.0 million higher for the three months ended March 31, 2012 and 2011, respectively.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We continue to recognize interest income on loans that have been identified as impaired but that have not been placed on non-accrual status.

As of March 31, 2012 and December 31, 2011, information pertaining to our impaired loans was as follows:

	March 31, 2012			December 31, 2011
	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance
	($ in thousands)
With no related allowance recorded:
Asset-based	$71,382	$103,578	$—	$55,445	$89,519	$—
Cash flow	64,597	115,368	—	80,453	143,131	—
Healthcare asset-based	579	12,274	—	3,937	15,133	—
Healthcare real estate	35,734	42,370	—	23,600	28,961	—
Multifamily	827	983	—	1,703	2,988	—
Real estate	62,567	148,684	—	123,766	226,359	—
Small business	14,761	21,631	—	14,679	20,938	—

Total	250,447	444,888	—	303,583	527,029	—
With allowance recorded:
Asset-based	11,443	13,081	(3,455)	7,472	9,847	(2,030)
Cash flow	119,833	132,424	(25,974)	105,740	117,766	(24,418)
Healthcare real estate	2,624	2,661	(935)	—	—	—

Total	133,900	148,166	(30,364)	113,212	127,613	(26,448)

Total impaired loans	$384,347	$593,054	$(30,364)	$416,795	$654,642	$(26,448)

(1)	Carrying value of impaired loans before applying specific reserves. Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

(2)	Represents the contractual amounts owed to us by borrowers. The difference between the carrying value and the contractual amounts owed relates to the previous recognition of charge offs and are net of deferred loan fees and discounts.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Average balances and interest income recognized on impaired loans by loan class for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011
	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)
	($ in thousands)
No allowance recorded:
Asset-based	$56,784	$429	$79,808	$770
Cash flow	75,209	1,047	131,014	1,220
Healthcare asset-based	3,100	155	819	—
Healthcare real estate	26,571	—	19,026	—
Multifamily	1,262	—	10,498	—
Real estate	103,317	1,168	308,633	1,676
Small business	14,699	—	10,338	—

Total	280,942	2,799	560,136	3,666
With allowance recorded:
Asset-based	7,370	74	77,586	—
Cash flow	108,636	703	148,574	832
Healthcare asset-based	—	—	1,790	—
Healthcare real estate	656	—	10,663	—
Multifamily	—	—	399	—
Real estate	—	—	57,319	—
Small business	—	—	141	—

Total	116,662	777	296,472	832

Total impaired loans	$397,604	$3,576	$856,608	$4,498

(1)	We recognized $0.1 million of cash basis interest income on impaired loans during the three months ended March 31, 2011. We did not recognize any cash basis interest income on impaired loans during the three months ended March 31, 2012.

As of March 31, 2012 and December 31, 2011, the carrying value of impaired loans with no related allowance recorded was $250.4 million and $303.6 million, respectively. Of these amounts, $78.4 million and $136.3 million, respectively, related to loans that were charged off to their carrying values. These charge offs were primarily the result of impairment measurements of collateral dependent loans for which ultimate collection depends solely on the sale of the collateral. The remaining $172.0 million and $167.3 million related to loans that had no recorded charge offs or specific reserves as of March 31, 2012 and December 31, 2011, respectively, based on our estimate that we ultimately will collect all principal and interest amounts due.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under our credit risk management process, the credit quality of our portfolio is assessed on an ongoing basis. Each loan is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on: the borrower’s financial performance and financial standing, the borrower’s ability to repay the loan, and the adequacy of the collateral securing the loan. Subsequent to loan origination, risk ratings are monitored and reassessed on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s financial condition, cash flow or financial position. We use risk rating aggregations to measure credit risk within the loan portfolio. In addition to risk ratings, we consider the market trend of collateral values and loan concentrations by borrower industries and real estate property types (where applicable).

These risk ratings, analysis of historical loss experience (updated quarterly), current economic conditions, industry performance trends, and any other pertinent information, including individual valuations on impaired loans are all considered when estimating the allowance for loan and lease losses.

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

Activity in the allowance for loan and lease losses related to our loans held for investment for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Balance as of beginning of period	$153,631	$329,122
Charge offs	(12,447)	(96,462)
Recoveries	905	13,413

Net charge offs	(11,542)	(83,049)
Charge offs upon transfer to held for sale	(1,259)	(7,608)
Provision for loan and lease losses	11,072	44,809

Balance as of end of period	$151,902	$283,274

As of March 31, 2012 and December 31, 2011, the balances of the allowance for loan and lease losses and the carrying value of loans held for investment disaggregated by impairment methodology were as follows:

	March 31, 2012		December 31, 2011
	Loans	Allowance for Loan and Lease Losses	Loans	Allowance for Loan and Lease Losses
	($ in thousands)
Individually evaluated for impairment	$389,033	$(30,364)	$418,429	$(26,448)
Collectively evaluated for impairment	5,489,367	(121,538)	5,333,668	(127,183)
Acquired loans with deteriorated credit quality	5,826	—	6,893	—

Total	$5,884,226	$(151,902)	$5,758,990	$(153,631)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings

During the three months ended March 31, 2012 and 2011, loans with an aggregate carrying value, which includes principal, deferred fees and accrued interest, of $71.0 million and $154.8 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in TDRs are assessed as impaired, generally for a period of at least one year following the restructuring. A loan that has been involved in a TDR might no longer be assessed as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. As of March 31, 2012, one loan with an aggregate carrying value of $22.8 million that had been previously restructured in a TDR was not classified as impaired as it performed in accordance with the restructured terms for twelve consecutive months.

The aggregate carrying values of loans that had been restructured in TDRs as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Non-accrual	$81,621	$130,389
Accruing	175,374	178,614

Total	$256,995	$309,003

The specific reserves related to these loans were $8.3 million and $7.3 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, we had unfunded commitments related to these restructured loans of $106.6 million and $103.1 million, respectively.

The following table rolls forward the balance of loans modified in TDRs for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Beginning balance of TDRs	$309,003	$555,113
New TDRs	8,176	85,599
Draws and pay downs on existing TDRs, net	(29,568)	252
Loan sales and payoffs	(23,606)	(43,720)
Charge offs post modification	(7,010)	(68,778)

Ending balance of TDRs	$256,995	$528,466

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The number and aggregate carrying values of loans involved in TDRs that occurred during the three months ended March 31, 2012 were as follows:

	Three Months Ended March 31, 2012
	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR
	($ in thousands)
Asset-based:
Maturity extension	1	$350	$350
Discounted payoffs	1	187	—
Multiple concessions	2	3,374	2,702

	4	3,911	3,052
Cash flow:
Maturity extension	2	3,886	3,886
Multiple concessions	5	11,673	11,673

	7	15,559	15,559
Multifamily:
Foreclosures	1	851	—

	1	851	—
Real estate:
Maturity extension	1	47,849	47,849

	1	47,849	47,849
Small business:
Discounted payoffs	1	597	—

	1	597	—

Total(1)	14	$68,767	$66,460

(1)	Excludes loans held for sale and purchased credit impaired loans.

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

No loan experienced default after the initial restructuring during the three months ended March 31, 2012.

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

Foreclosed Assets

Real Estate Owned (“REO”)

When we foreclose on a real estate asset that collateralizes a loan, we record the asset at its estimated fair value less costs to sell at the time of foreclosure if the related REO is classified as held for sale. Upon foreclosure, we evaluate the asset’s fair value as compared to the loan’s carrying amount and record a charge off when the carrying amount of the loan exceeds fair value less costs to sell. For REO determined to be held for sale, subsequent valuation adjustments are recorded as a valuation allowance, which is recorded as a component of net expense of real estate owned and other foreclosed assets. REO that does not meet the criteria of held for sale is classified as held for use and initially recorded at its fair value. Except for land acquired, the real estate asset is subsequently depreciated over its estimated useful life. Fair value adjustments on REO held for use are recorded only if the carrying amount of an asset is not recoverable and exceeds its estimated fair value less cost to sell.

As of March 31, 2012 and December 31, 2011, we had $32.6 million and $23.6 million, respectively, of REO classified as held for sale, which was recorded as a component of other assets. Activity related to REO held for sale for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Balance as of beginning of period	$23,649	$92,265
Transfers from loans held for investment and other assets	11,441	4,749
Fair value adjustments	(204)	(2,044)
Real estate sold	(2,333)	(24,920)

Balance as of end of period	$32,553	$70,050

During the three months ended March 31, 2012 and 2011, we recognized gains of $0.8 million and $0.3 million, respectively, on the sales of REO held for sale as a component of expense of real estate owned and other foreclosed assets, net.

As of both March 31, 2012 and December 31, 2011, we had $1.4 million of REO classified as held for use, which was recorded in other assets. During the three months ended March 31, 2012 and 2011, we did not recognize any impairment losses on REO held for use as a component of expense of real estate owned and other foreclosed assets, net.

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of loans, we record the acquired loans at the estimated fair value less costs to sell at the time of foreclosure. At the time of foreclosure, we record charge offs when the carrying amount of the original loan exceeds the estimated fair value of the acquired loans. We may also write down or record allowances on the acquired loans subsequent to foreclosure if such loans experience additional credit deterioration. As of March 31, 2012 and December 31, 2011, we had $12.9 million and $14.7 million, respectively, of loans acquired through foreclosure, net of valuation allowances of $0.3 million and $0.9 million, respectively, which were recorded in other assets. The reserve release and provision for

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

losses and gains on sales of other foreclosed assets, which were recorded as a component of expense of real estate owned and other foreclosed assets, net for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
(Reserve release) provision for losses on other foreclosed assets	$(697)	$7,803
Gains on sales of other foreclosed assets	—	1,678

Note 5.    Investments

Investment Securities, Available-for-Sale

As of March 31, 2012 and December 31, 2011, our investment securities, available-for-sale were as follows:

	March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Agency securities	$985,327	$25,792	$(441)	$1,010,678	$1,031,275	$25,656	$(103)	$1,056,828
Asset-backed securities	13,283	626	—	13,909	15,023	604	(20)	15,607
Collateralized loan obligation	12,411	7,751	(676)	19,486	11,915	5,848	—	17,763
Corporate debt	17,561	—	(87)	17,474	742	—	(42)	700
Equity security	202	440	—	642	202	191	—	393
Municipal bond	3,235	—	(602)	2,633	3,235	—	—	3,235
Non-agency MBS	55,328	927	(437)	55,818	67,662	831	(1,563)	66,930
U.S. Treasury and agency securities	18,258	611	—	18,869	25,902	644	—	26,546

Total	$1,105,605	$36,147	$(2,243)	$1,139,509	$1,155,956	$33,774	$(1,728)	$1,188,002

Included in investment securities, available-for-sale, were agency securities which included callable notes issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank (“FHLB”) and Federal Farm Credit Bank, bonds issued by the FHLB, discount notes issued by Fannie Mae, Freddie Mac and the FHLB, and commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae; asset-backed securities; investments in a collateralized loan obligation; corporate debt; an equity security; a municipal bond; commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”) and U.S. Treasury and agency securities.

The amortized cost and fair value of investment securities, available-for-sale pledged as collateral as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$391,362	$404,535	$475,694	$490,437
Non-government Correspondent Bank(1)	39,970	39,970	39,990	39,990
Government Agency(2)	36,156	37,131	44,462	45,816

	$467,488	$481,636	$560,146	$576,243

(1)	Represents the amounts pledged as collateral for letters of credit and foreign exchange contracts.

(2)	Represents the amounts pledged as collateral to secure funds deposited by a local government agency.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and are included in gain on investments, net. During the three months ended March 31, 2011, we sold available-for-sale investment securities for $70.2 million, recognizing net pre-tax gains of $14.5 million. We did not sell any available-for-sale investment securities for the three months ended March 31, 2012.

During the three months ended March 31, 2012, no other-than-temporary impairments (“OTTI”) were recorded, relating to our available-for-sale securities. During the three months ended March 31, 2011, OTTI of $1.5 million, relating to a decline in the fair value of our municipal bond, was recorded as a component of gain on investments, net, in our consolidated statements of operations.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity consisted of commercial mortgage-backed securities rated AAA. The amortized costs and estimated fair values of the investment securities, held-to-maturity pledged as collateral as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
Source:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$6,892	$7,436	$7,177	$7,681
FRB	85,965	87,362	93,899	94,305

	$92,857	$94,798	$101,076	$101,986

Unrealized Losses on Investment Securities

As of March 31, 2012 and December 31, 2011, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	($ in thousands)
As of March 31, 2012
Investment securities, available-for-sale:
Agency securities	$(441)	$38,318	$—	$—	$(441)	$38,318
Collateralized loan obligation	(676)	4,522	—	—	(676)	4,522
Corporate debt	(87)	656	—	—	(87)	656
Municipal bond	(602)	2,633	—	—	(602)	2,633
Non-agency MBS	—	86	(437)	12,658	(437)	12,744

Total investment securities, available-for-sale	$(1,806)	$46,215	$(437)	$12,658	$(2,243)	$58,873

Total investment securities, held-to-maturity	$(2,617)	$64,091	$—	$—	$(2,617)	$64,091

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less Than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	($ in thousands)
As of December 31, 2011
Investment securities, available-for-sale:
Agency securities	$(103)	$35,704	$—	$—	$(103)	$35,704
Asset-backed securities	(20)	4,826	—	—	(20)	4,826
Corporate debt	(42)	700	—	—	(42)	700
Non-agency MBS	(169)	14,921	(1,394)	13,406	(1,563)	28,327

Total investment securities, available-for-sale	$(334)	$56,151	$(1,394)	$13,406	$(1,728)	$69,557

Total investment securities, held-to-maturity	$(3,018)	$64,012	$—	$—	$(3,018)	$64,012

Securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI, and we do not believe that any unrealized losses in our portfolio as of March 31, 2012 and December 31, 2011 represent an OTTI. The losses are primarily related to one Agency MBS and three commercial MBS. The unrealized losses are attributable to fluctuations in the market prices of the securities due to current market conditions and interest rate levels. Agency securities have the highest debt rating and are backed by government-sponsored entities. Each of the commercial MBS with unrealized losses as of March 31, 2012 was investment grade and had a credit support level that exceeds 20% which, in accordance with CapitalSource Bank investment policy, is the minimum required for purchases of this type of security. As such, we expect to recover the entire amortized cost basis of the impaired securities.

Contractual Maturities

As of March 31, 2012, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities, Available-for-Sale		Investment Securities, Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in thousands)
Due in one year or less	$24,023	$24,261	$—	$—
Due after one year through five years	23,988	23,422	26,848	30,200
Due after five years through ten years(1)	57,542	60,311	59,117	57,162
Due after ten years(2)(3)	1,000,052	1,031,515	25,111	25,750

Total	$1,105,605	$1,139,509	$111,076	$113,112

(1)	Includes Agency, Non-agency MBS and CMBS, with fair values of $24.7 million, $21.7 million and $57.2 million, respectively, and weighted-average expected maturities of 2.4 years, 1.5 years and 2.2 years, respectively, based on interest rates and expected prepayment speeds as of March 31, 2012.

(2)	Includes Agency, Non-agency MBS and CMBS, with fair values of $941.6 million, $34.1 million and $25.7 million, respectively, and weighted-average expected maturities of 3.1 years, 3.0 years and 4.0 years, respectively, based on interest rates and expected prepayment speeds as of March 31, 2012.

(3)	Includes securities with no stated maturity.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Investments

As of March 31, 2012 and December 31, 2011, our other investments were as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Investments carried at cost	$34,064	$36,252
Investments carried at fair value	188	192
Investments accounted for under the equity method	42,142	44,801

Total	$76,394	$81,245

Proceeds and net pre-tax gains from sales of other investments for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
	2012	2011
	($ in thousands)
Proceeds from sales	$2,120	$10,097
Net pre-tax gain from sales	1,426	9,835

During the three months ended March 31, 2012 and 2011, we recorded OTTI of $2.6 million and $0.2 million, respectively, relating to our other investments carried at cost.

Note 6.    Guarantor Information

The following represents the supplemental consolidating condensed financial information as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 of (i) CapitalSource Inc., which as discussed in Note 9, Borrowings, is the issuer of our Senior Subordinated Debentures, (ii) CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of our Senior Subordinated Debentures, and (iii) our subsidiaries that are not guarantors of the Senior Subordinated Debentures. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed the Senior Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate audited consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Balance Sheet

March 31, 2012

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Assets
Cash and cash equivalents	$7,030	$414,636	$99,044	$695	$—	$521,405
Restricted cash	—	67,957	31,455	142	—	99,554
Investment securities:
Available-for-sale, at fair value	—	1,099,940	16,808	22,761	—	1,139,509
Held-to-maturity, at amortized cost	—	111,076	—	—	—	111,076

Total investment securities	—	1,211,016	16,808	22,761	—	1,250,585
Loans:
Loans held for sale	—	102,530	—	53,491	—	156,021
Loans held for investment	—	5,533,227	81,269	269,730	—	5,884,226
Less deferred loan fees and discounts	—	(59,434)	(2,779)	(7,357)	1,761	(67,809)
Less allowance for loan and lease losses	—	(133,178)	(9,598)	(9,126)	—	(151,902)

Loans held for investment, net	—	5,340,615	68,892	253,247	1,761	5,664,515

Total loans	—	5,443,145	68,892	306,738	1,761	5,820,536
Interest receivable	—	34,469	15,588	(8,822)	—	41,235
Investment in subsidiaries	1,494,043	1,941	1,391,673	1,227,339	(4,114,996)	—
Intercompany receivable	—	—	27,953	—	(27,953)	—
Other investments	—	55,078	13,985	7,331	—	76,394
Goodwill	—	173,135	—	—	—	173,135
Other assets	(1,269)	233,939	67,370	72,730	(48,958)	323,812

Total assets	$1,499,804	$7,635,316	$1,732,768	$1,628,914	$(4,190,146)	$8,306,656

Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$5,348,790	$—	$—	$—	$5,348,790
Term debt	—	273,615	—	—	—	273,615
Other borrowings	24,943	587,000	437,181	—	—	1,049,124
Other liabilities	2,781	91,181	73,472	47,618	(52,005)	163,047
Intercompany payable	—	—	—	27,953	(27,953)	—

Total liabilities	27,724	6,300,586	510,653	75,571	(79,958)	6,834,576
Shareholders’ equity:
Common stock	2,371	921,000	—	—	(921,000)	2,371
Additional paid-in capital	3,361,404	(220,674)	144,616	1,550,375	(1,474,317)	3,361,404
(Accumulated deficit) retained earnings	(1,912,197)	618,309	1,061,547	(11,087)	(1,668,769)	(1,912,197)
Accumulated other comprehensive income, net	20,502	16,095	15,952	14,055	(46,102)	20,502

Total shareholders’ equity	1,472,080	1,334,730	1,222,115	1,553,343	(4,110,188)	1,472,080

Total liabilities and shareholders’ equity	$1,499,804	$7,635,316	$1,732,768	$1,628,914	$(4,190,146)	$8,306,656

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Balance Sheet

December 31, 2011

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

For the Three Months Ended March 31, 2012

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Net interest income:
Interest income:
Loans and leases	$—	$99,746	$7,002	$4,861	$(2,539)	$109,070
Investment securities	—	9,485	—	1,232	—	10,717
Other	—	288	2	—	—	290

Total interest income	—	109,519	7,004	6,093	(2,539)	120,077
Interest expense:
Deposits	—	13,291	—	—	—	13,291
Borrowings	579	4,096	2,892	1,294	(1,294)	7,567

Total interest expense	579	17,387	2,892	1,294	(1,294)	20,858

Net interest (loss) income	(579)	92,132	4,112	4,799	(1,245)	99,219
Provision for loan and lease losses	—	895	6,844	3,333	—	11,072

Net interest (loss) income after provision for loan and lease losses	(579)	91,237	(2,732)	1,466	(1,245)	88,147
Non-interest income:
Loan fees	—	3,401	1,181	86	—	4,668
Leased equipment income	—	3,258	—	—	—	3,258
Gain (loss) on investments, net	—	1,321	31	(1,659)	—	(307)
(Loss) gain on derivatives, net	—	(487)	593	(209)	—	(103)
Other non-interest income, net	—	10,531	525	388	(7,410)	4,034
Earnings (loss) in subsidiaries	29,730	(246)	44,872	31,558	(105,914)	—

Total non-interest income	29,730	17,778	47,202	30,164	(113,324)	11,550
Non-interest expense:
Compensation and benefits	189	24,584	1,643	—	—	26,416
Professional fees	943	1,395	1,152	110	—	3,600
Occupancy expenses	—	2,380	1,521	—	(142)	3,759
FDIC fees and assessments	—	1,449	—	—	—	1,449
Leased equipment depreciation	—	2,288	—	—	—	2,288
General depreciation and amortization	—	1,126	692	—	(123)	1,695
Expense of real estate owned and other foreclosed assets, net	—	38	112	300	—	450
Other non-interest expense, net	999	8,865	6,731	208	(7,410)	9,393

Total non-interest expense	2,131	42,125	11,851	618	(7,675)	49,050

Net income before income taxes	27,020	66,890	32,619	31,012	(106,894)	50,647
Income tax expense	2,082	23,158	—	469	—	25,709

Net income	24,938	43,732	32,619	30,543	(106,894)	24,938
Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities, net of tax	594	591	—	262	—	1,447
Unrealized loss on foreign currency translation, net of tax	—	(351)	—	—	—	(351)

Other comprehensive income	594	240	—	262	—	1,096

Comprehensive income	$25,532	$43,972	$32,619	$30,805	$(106,894)	$26,034

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Net interest income:
Interest income:
Loans and leases	$10,194	$105,054	$(1,891)	$20,538	$(10,395)	$123,500
Investment securities	—	14,723	7	3,622	—	18,352
Other	—	238	55	7	—	300

Total interest income	10,194	120,015	(1,829)	24,167	(10,395)	142,152
Interest expense:
Deposits	—	13,383	—	—	—	13,383
Borrowings	24,425	5,710	4,917	11,253	(12,936)	33,369

Total interest expense	24,425	19,093	4,917	11,253	(12,936)	46,752

Net interest (loss) income	(14,231)	100,922	(6,746)	12,914	2,541	95,400
Provision for loan and lease losses	—	(797)	40,203	5,403	—	44,809

Net interest (loss) income after provision for loan and lease losses	(14,231)	101,719	(46,949)	7,511	2,541	50,591
Non-interest income:
Loan fees	(317)	2,284	1,518	1,119	—	4,604
Gain on investments, net	—	11,649	22	11,844	—	23,515
(Loss) gain on derivatives, net	—	(777)	(1,122)	21	—	(1,878)
Other non-interest income, net	—	2,568	17,059	228	(19,884)	(29)
Earnings (loss) in subsidiaries	27,245	(1,120)	72,263	13,128	(111,516)	—

Total non-interest income	26,928	14,604	89,740	26,340	(131,400)	26,212
Non-interest expense:
Compensation and benefits	235	12,028	18,947	—	(831)	30,379
Professional fees	950	359	1,330	931	—	3,570
Occupancy expenses	—	1,640	2,458	—	(144)	3,954
FDIC fees and assessments	—	1,990	—	—	—	1,990
General depreciation and amortization	—	1,266	699	—	(122)	1,843
Expense of real estate owned and other foreclosed assets, net	—	2,343	189	7,801	—	10,333
Other non-interest expense, net	1,170	16,896	11,237	2,543	(21,433)	10,413

Total non-interest expense	2,355	36,522	34,860	11,275	(22,530)	62,482

Net income before income taxes	10,342	79,801	7,931	22,576	(106,329)	14,321
Income tax (benefit) expense	7,183	6,780	(10)	(2,791)	—	11,162

Net income	$3,159	$73,021	$7,941	$25,367	$(106,329)	$3,159

Other comprehensive income, net of tax
Unrealized (loss) gain on available-for-sale securities, net of tax	—	(557)	223	5,177	—	4,843
Unrealized gain on foreign currency translation, net of tax	—	9,582	—	—	—	9,582

Other comprehensive income		9,025	223	5,177	—	14,425

Comprehensive income	$3,159	$82,046	$8,164	$30,544	$(106,329)	$17,584

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Operating activities:
Net income	$24,938	$43,732	$32,619	$30,543	$(106,894)	$24,938
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock option expense	114	512	166	—	—	792
Restricted stock expense	75	2,413	245	—	—	2,733
Loss on extinguishment of debt	83	—	—	—	—	83
Amortization of deferred loan fees and discounts	—	(7,533)	(2,552)	(309)	—	(10,394)
Paid-in-kind interest on loans	—	(30)	3,918	335	—	4,223
Provision for loan and lease losses	—	895	6,844	3,333	—	11,072
Amortization of deferred financing fees and discounts	35	176	92	—	—	303
Depreciation and amortization	—	3,576	692	—	—	4,268
(Benefit) provision for deferred income taxes	(16,624)	(5,956)	—	12,274	—	(10,306)
Non-cash (gain) loss on investments, net	—	(1,098)	—	872	—	(226)
Non-cash (gain) loss on foreclosed assets and other property and equipment disposals	—	(1,458)	566	(791)	—	(1,683)
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(814)	27	209	—	(578)
(Increase) decrease in interest receivable	—	(5,630)	1,285	1,906	—	(2,439)
Decrease (increase) in loans held for sale, net	—	31,196	3,750	7,611	—	42,557
Increase in intercompany receivable	—	—	(1,262)	—	1,262	—
Decrease (increase) in other assets	30,003	17,062	12,045	71,650	17,363	148,123
(Decrease) increase in other liabilities	(12,590)	19,205	(23,499)	(80,866)	(17,751)	(115,501)
Net transfers with subsidiaries	102,308	(99,122)	(113,379)	4,286	105,907	—

Cash provided by (used in) operating activities	128,342	(2,874)	(78,443)	51,053	(113)	97,965
Investing activities:
(Increase) decrease in restricted cash	—	(38,352)	4,282	—	—	(34,070)
(Increase) decrease in loans, net	—	(146,200)	54,094	(55,697)	1,375	(146,428)
Reduction of marketable securities, available for sale, net	—	50,436	—	—	—	50,436
Reduction of marketable securities, held to maturity, net	—	1,063	—	—	—	1,063
Reduction of other investments, net	—	1,079	—	1,643	—	2,722
(Acquisition) reduction of property and equipment, net	—	(377)	463	—	—	86

Cash (used in) provided by investing activities	—	(132,351)	58,839	(54,054)	1,375	(126,191)
Financing activities:
Deposits accepted, net of repayments	—	223,795	—	—	—	223,795
Increase in intercompany payable	—	—	—	1,262	(1,262)	—
Repayments and extinguishment of term debt	—	(35,782)	—	—	—	(35,782)
(Repayments) borrowings of other borrowings	(4,075)	37,000	—	—	—	32,925
Proceeds from exercise of options	7	—	—	—	—	7
Repurchase of common stock	(127,501)	—	—	—	—	(127,501)
Payment of dividends	(2,361)	—	—	—	—	(2,361)

Cash (used in) provided by financing activities	(133,930)	225,013	—	1,262	(1,262)	91,083

(Decrease) increase in cash and cash equivalents	(5,588)	89,788	(19,604)	(1,739)	—	62,857
Cash and cash equivalents as of beginning of period	12,618	324,848	118,648	2,434	—	458,548

Cash and cash equivalents as of end of period	$7,030	$414,636	$99,044	$695	$—	$521,405

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non-Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Operating activities:
Net income	$3,159	$73,021	$7,941	$25,367	$(106,329)	$3,159
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	368	1,004	—	—	1,372
Restricted stock expense	—	790	773	—	—	1,563
Amortization of deferred loan fees and discounts	—	(17,406)	(806)	(1,532)	—	(19,744)
Paid-in-kind interest on loans	—	24,774	(492)	(546)	—	23,736
Provision for loan and lease losses	—	(797)	40,203	5,403	—	44,809
Amortization of deferred financing fees and discounts	7,257	1,627	88	(1,154)	—	7,818
Depreciation and amortization	—	(2,473)	699	—	—	(1,774)
Provision (benefit) for deferred income taxes	19,931	(14,448)	—	26,000	—	31,483
Non-cash gain on investments, net	—	(23,530)	(142)	(2,988)	—	(26,660)
Non-cash loss on foreclosed assets and other property and equipment disposals	—	1,662	100	7,784	—	9,546
Unrealized loss (gain) on derivatives and foreign currencies, net	—	1,077	1,321	(14)	—	2,384
Decrease (increase) in interest receivable	—	11,622	(34,902)	22,751	—	(529)
Decrease in loans held for sale, net	—	171,798	15,815	16,437	—	204,050
Decrease (increase) in intercompany receivable	—	—	22,752	(79,707)	56,955	—
Decrease in other assets	11,070	16,972	50,571	12,751	(67,061)	24,303
Decrease in other liabilities	(19,851)	(47,702)	(26,942)	(54,415)	64,582	(84,328)
Net transfers with subsidiaries	(24,227)	(160,992)	46,197	27,510	111,512	—

Cash (used in) provided by operating activities	(2,661)	36,363	124,180	3,647	59,659	221,188
Investing activities:
Decrease in restricted cash	—	24,285	23,757	3,967	—	52,009
(Increase) decrease in loans, net	—	(81,564)	41,328	11,411	(4,904)	(33,729)
Reduction of marketable securities, available for sale, net	—	180,038	—	—	—	180,038
Reduction of marketable securities, held to maturity, net	—	10,253	—	—	—	10,253
Reduction (acquisition) of other investments, net	—	14,846	171	(376)	—	14,641
Disposal (acquisition) of property and equipment, net	—	25	(518)	—	—	(493)

Cash provided by investing activities	—	147,883	64,738	15,002	(4,904)	222,719
Financing activities:
Deposits accepted, net of repayments	—	87,076	—	—	—	87,076
Increase (decrease) in intercompany payable	—	—	79,707	(24,952)	(54,755)	—
Repayments on credit facilities, net	—	(66,890)	—	(1,902)	—	(68,792)
Repayments and extinguishment of term debt	—	(116,257)	—	—	—	(116,257)
Repayments of other borrowings	—	(12,000)	(21)	—	—	(12,021)
Proceeds from exercise of options	354	—	—	—	—	354
Payment of dividends	(3,222)	—	—	—	—	(3,222)

Cash (used in) provided by financing activities	(2,868)	(108,071)	79,686	(26,854)	(54,755)	(112,862)

(Decrease) increase in cash and cash equivalents	(5,529)	76,175	268,604	(8,205)	—	331,045
Cash and cash equivalents as of beginning of period	94,614	353,666	252,012	120,158	—	820,450

Cash and cash equivalents as of end of period	$89,085	$429,841	$520,616	$111,953	$—	$1,151,495

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.     Deposits

As of March 31, 2012 and December 31, 2011, CapitalSource Bank had $5.3 billion and $5.1 billion, respectively, in deposits insured up to the maximum limit by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2012 and December 31, 2011, CapitalSource Bank had $460.5 million and $383.9 million, respectively, of certificates of deposit in the amount of $250,000 or more and $2.2 billion and $2.0 billion, respectively, of certificates of deposit in the amount of $100,000 or more.

As of March 31, 2012 and December 31, 2011, the weighted-average interest rates were 0.61% and 0.75% for savings and money market deposit accounts, respectively, and 1.07% and 1.14% for certificates of deposit, respectively. The weighted-average interest rates for all deposits as of March 31, 2012 and December 31, 2011 were 0.98% and 1.06%, respectively.

As of March 31, 2012 and December 31, 2011, interest-bearing deposits at were as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Interest-bearing deposits:
Money market	$265,828	$260,032
Savings	849,634	836,521
Certificates of deposit	4,233,328	4,028,442

Total interest-bearing deposits	$5,348,790	$5,124,995

As of March 31, 2012, certificates of deposit detailed by maturity were as follows ($ in thousands):

Maturing by:
March 31, 2013	$3,592,985
March 31, 2014	517,301
March 31, 2015	53,977
March 31, 2016	32,508
March 31, 2017	36,557

Total	$4,233,328

For the three months ended March 31, 2012 and 2011, interest expense on deposits was as follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Savings and money market	$1,885	$1,944
Certificates of deposit	11,460	11,495
Fees for early withdrawal	(54)	(56)

Total interest expense on deposits	$13,291	$13,383

Note 8.    Variable Interest Entities

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

most significant impact on the economics of these borrowers. These equity investors’ interests also provide them with rights to receive benefits in the borrowers that could potentially be significant. As a result, we have determined that the equity investors continue to have a controlling financial interest in the borrowers subsequent to the restructuring.

Our interests in borrowers qualifying as VIEs were $198.7 million and $207.3 million as of March 31, 2012 and December 31, 2011, respectively, and are included in loans held for investment. For certain of these borrowers, we may have obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was $286.3 million and $288.9 million as of March 31, 2012 and December 31, 2011, respectively.

Term Debt Securitizations

In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by their underlying assets, which primarily comprise loans contributed to the securitizations. We service the underlying loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying loans. The Issuers have all of the legal obligations to repay the outstanding notes and certificates and we have no legal obligation to contribute additional assets to the Issuers. As of March 31, 2012 and December 31, 2011, the total outstanding balances of these commercial term debt securitizations were $498.5 million and $534.9 million, respectively. These amounts include $224.8 million and $225.5 million of notes and certificates that we held as of March 31, 2012 and December 31, 2011, respectively.

We have determined that the Issuers are variable interest entities, subject to applicable consolidation guidance and have concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we have concluded that we are the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we report the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. As of March 31, 2012 and December 31, 2011, the carrying amounts of the consolidated liabilities related to the Issuers were $273.9 million and $309.7 million, respectively. These amounts include term debt and represent obligations for which there is only legal recourse to the Issuers. As of March 31, 2012 and December 31, 2011, the carrying amounts of the consolidated assets related to the Issuers were $480.3 million and $511.4 million, respectively. These amounts include loans held for investment, net and relate to assets that can only be used to settle obligations of the Issuers.

During 2010, we delegated certain of our collateral management and special servicing rights in the 2006-A term debt securitization trust (the “2006-A Trust”) and sold our equity interest and certain notes issued by the 2006-A Trust. As a result of the transaction, we determined that we no longer had the power to direct the activities that most significantly impact the economic performance of the 2006-A Trust. Therefore, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust.

As of March 31, 2012 and December 31, 2011, the fair value of our remaining interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization and held as of March 31, 2012 and December 31, 2011 was $19.5 million and $17.8 million, respectively, and was classified as investment securities, available-for-sale. We have no additional funding commitments or other obligations related to these interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we have not provided any additional financial support to the 2006-A Trust since the deconsolidation. This swap exposure had a fair value to the counterparty of $14.0 million and $15.1 million as of March 31, 2012 and December 31, 2011. The interests in the Trust and the swap guarantee comprise our maximum exposure to loss related to the 2006-A Trust. During

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the three months ended March 31, 2012, we recorded gross unrealized gains of $1.2 million included as a component of other comprehensive income, on the securities that we still hold in the 2006-A Trust as of March 31, 2012.

Note 9.    Borrowings

For additional information on our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2011, included in our Form 10-K.

As of March 31, 2012 and December 31, 2011, the composition of our outstanding borrowings was as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Term debt, net (1)	$273,615	$309,394
Other borrowings:
Convertible debt, net (2)	24,943	28,903
Subordinated debt	437,181	436,196
FHLB SF borrowings	587,000	550,000

Total other borrowings	1,049,124	1,015,099

Total borrowings	$1,322,739	$1,324,493

(1)	Amounts presented are net of debt discounts of $59 thousand and $0.1 million as of March 31, 2012 and December 31, 2011, respectively.

(2)	Amounts presented are net of debt discounts of $35 thousand and $0.1 million as of March 31, 2012 and December 31, 2011, respectively.

Convertible Debt

We have issued five series of convertible debentures as part of our financing activities. Our 1.25% Senior Convertible Debentures due 2034 (originally issued in March 2004) and our 1.625% Senior Subordinated Convertible Debentures due 2034 (originally issued in April 2007) were repurchased in full during 2009. Our 3.5% Senior Convertible Debentures due 2034 (originally issued in July 2004) and our 4.0% Senior Subordinated Convertible Debentures due 2034 (originally issued in April 2007) were repurchased in full during 2011. As a result, our 7.25% Senior Subordinated Convertible Debentures due 2037 (“7.25% Convertible Debentures”) comprised our only outstanding convertible debt as of March 31, 2012 and December 31, 2011.

During the three months ended March 31, 2012, we repurchased $4.0 million of the outstanding principal of the 7.25% Convertible Debentures for $4.1 million and recorded a related pre-tax loss of $83 thousand on the extinguishment of debt.

As of March 31, 2012 and December 31, 2011, the carrying amounts of our convertible debt were as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Convertible debt principal	$24,978	$28,978
Less: debt discount	(35)	(75)

Net carrying value	$24,943	$28,903

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012, the conversion prices and the numbers of shares used to determine the aggregate consideration that would be delivered upon conversion of our convertible debentures were as follows:

	Conversion Price	Number of Shares
7.25% Senior Subordinated Convertible Debentures due 2037	$27.09	921,886

For the three months ended March 31, 2012 and 2011, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Interest expense recognized on:
Contractual interest coupon	$490	$7,377
Amortization of deferred financing fees	4	300
Amortization of debt discount	32	2,604

Total interest expense recognized	$526	$10,281

Effective interest rate on the liability component:
3.5% Senior Convertible Debentures due 2034	—	7.16%
4.0% Senior Subordinated Convertible Debentures due 2034	—	7.85%
7.25% Senior Subordinated Convertible Debentures due 2037	7.79%	7.79%

The unamortized discount on our 7.25% Convertible Debentures will be amortized through the first put date of July 15, 2012.

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

In March 2012, we purchased an aggregate of $26.1 million of preferred securities from our TP Trusts 2005-1 and 2006-4 at a discount from liquidation value. As a result of this purchase, the related subordinated debt will be exchanged and cancelled in the second quarter.

The carrying value of our subordinated debt was $437.2 million and $436.2 million as of March 31, 2012 and December 31, 2011, respectively.

FHLB SF Borrowings and FRB Credit Program

CapitalSource Bank is a member of the FHLB SF. As of March 31, 2012 and December 31, 2011, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Borrowing capacity	$825,578	$838,531
Less: outstanding principal	(587,000)	(550,000)
Less: outstanding letters of credit	(450)	(600)

Unused borrowing capacity	$238,128	$287,931

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CapitalSource Bank is an approved depository institution under the primary credit program of the FRB SF’s discount window and is eligible to borrow from the FRB for short periods, generally overnight. As of March 31, 2012 and December 31, 2011, collateral with amortized costs of $86.0 million and $93.9 million, respectively, and fair values of $87.4 million and $94.3 million, respectively, had been pledged under this program. As of March 31, 2012 and December 31, 2011, there were no borrowings outstanding.

Note 10.    Shareholders’ Equity

Common Stock Shares Outstanding

Common stock share activity for the three months ended March 31, 2012 was as follows:

Outstanding as of December 31, 2011	256,112,205
Repurchase of common stock	(19,000,900)
Exercise of options	3,044
Restricted stock and other stock activities	5,185

Outstanding as of March 31, 2012	237,119,534

Accumulated other comprehensive income, net

Accumulated other comprehensive income, net, as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012
	Unrealized Gain on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Income, Net
	($ in thousands)
Beginning balance	$19,055	$351	$19,406
Other comprehensive income (loss)	1,447	(351)	1,096

Ending balance	$20,502	$—	$20,502

	December 31, 2011
	Unrealized Gain on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Income, Net
	($ in thousands)
Beginning balance	$5,763	$4,178	$9,941
Other comprehensive income (loss)	13,292	(3,827)	9,465

Ending balance	$19,055	$351	$19,406

Note 11.    Income Taxes

We provide for income taxes as a “C” corporation on income earned from operations. For the tax years ended 2010 and 2009, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. We will reconsolidate our subsidiaries in 2011 for federal tax purposes. We are subject to federal, foreign, state and local taxation in various jurisdictions.

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

deferred tax assets at future points in time. As of March 31, 2012 and December 31, 2011, the total valuation allowance was $513.5 million and $515.2 million, respectively. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets of $22.4 million as of March 31, 2012 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

During the three months ended March 31, 2012, we recorded income tax expense of $25.7 million. The expense primarily reflects the additional valuation allowance necessary to fully offset CapitalSource Bank’s net deferred tax assets for consolidated financial reporting purposes. For the three months ended March 31, 2011, we recorded income tax expense of $11.2 million. The effective income tax rate on our consolidated net income and loss from continuing operations was 50.8% and 77.9% for the three months ended March 31, 2012 and 2011, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2010. We are currently under examination by the Internal Revenue Service for the tax years 2006 to 2008, and by certain state jurisdictions for the tax years 2006 to 2009.

Note 12.    Net Income Per Share

The computations of basic and diluted net income per share for the three months ended March 31, 2012 and 2011, respectively, were as follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands, except per share data)
Net income	$24,938	$3,159
Average shares — basic	241,078,624	320,196,690
Effect of dilutive securities:
Option shares	2,355,401	2,519,314
Stock units and unvested restricted stock	4,164,506	4,247,734

Average shares — diluted	247,598,531	326,963,738

Basic net income per share	$0.10	$0.01
Diluted net income per share	$0.10	$0.01

The weighted average shares that have an anti-dilutive effect in the calculation of diluted net income per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended March 31,
	2012	2011
Stock units	2,791,526	—
Stock options	7,132,547	1,820,596
Shares issuable upon conversion of convertible debt	921,886	13,488,710
Unvested restricted stock	4,586,197	251,358

Note 13.    Bank Regulatory Capital

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

weightings and other factors. See Item 1, Business — Supervision and Regulation, in our Form 10-K and Supervision and Regulation within Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a further description of CapitalSource Bank’s regulatory requirements.

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be “well-capitalized” and at all times have a minimum total risk-based capital ratio of 15%, a minimum Tier-1 risk-based capital ratio of 6% and a minimum Tier 1 leverage ratio of 5%. CapitalSource Bank’s ratios and the minimum requirements as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012				December 31, 2011
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Tier-1 Leverage	$833,627	12.39%	$336,446	5.00%	$877,746	13.61%	$322,559	5.00%
Tier-1 Risk-Based Capital	833,627	14.96	334,313	6.00	877,746	16.17	325,714	6.00
Total Risk-Based Capital	903,653	16.22	835,783	15.00	945,978	17.43	814,284	15.00

Note 14.    Commitments and Contingencies

We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of March 31, 2012 and December 31, 2011, we had issued $59.9 million and $79.4 million, respectively, in stand-by letters of credit which expire at various dates over the next nine years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be required to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $1.5 million and $1.7 million, as reported in other liabilities as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, we had unfunded commitments to extend credit to our clients of $1.3 billion and $1.4 billion, respectively, including unfunded commitments to extend credit by CapitalSource Bank of $956.2 million and $944.7 million, respectively, and by the Parent Company of $346.1 million and $408.0 million, respectively. Additional information on these contingencies is included in Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2011, included in our Form 10-K.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 15.    Derivative Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of March 31, 2012, none of our derivatives were designated as hedging instruments pursuant to GAAP.

We may enter into various derivative instruments to manage our exposure to interest rate risk. The objective would be to reduce the volatility of our earnings that may otherwise result due to changes in interest rates.

We have entered into basis swaps to eliminate risk between our LIBOR-based term debt securitizations and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest rate risk by converting our prime rate loans to a one-month LIBOR rate. The objective of this swap activity is to protect us from risk that interest collected under the prime rate loans will not be sufficient to service the interest due under the one-month LIBOR-based term debt.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We have entered into forward exchange contracts to hedge foreign currency denominated loans we originate against foreign currency fluctuations. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These forward exchange contracts provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received from foreign currency-denominated loan transactions as the result of changes to exchange rates.

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. We also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at CapitalSource Bank. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of March 31, 2012, our derivative counterparty exposure was as follows ($ in thousands):

Gross derivative counterparty exposure	$61
Master netting agreements	(61)

We report our derivatives in our consolidated balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held no collateral against our derivative instruments that were in an asset position as of March 31, 2012. For derivatives that were in a liability position, we had posted collateral of $1.5 million as of March 31, 2012.

During the three months ended March 31, 2012, we terminated interest rate swaps of $53.2 million which were in an asset position and $87.1 million which were in a liability position as of the respective termination dates. As a result of these terminations, we received $8.3 million, net of collateral held and posted. During the three months ended March 31, 2012, we recorded $0.5 million of realized and unrealized losses related to the derivatives.

As of March 31, 2012, the notional amounts and fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

	March 31, 2012			December 31, 2011
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
	($ in thousands)
Interest rate contracts	$71,902	$—	$61	$1,128,647	$58,935	$93,110
Foreign exchange contracts	31,428	61	494	25,946	167	183

Total	$103,330	$61	$555	$1,154,593	$59,102	$93,293

The gains and losses on our derivative instruments recognized during the three months ended March 31, 2012 and 2011 as well as the locations of such gains and losses in our consolidated statements of operations were as follows:

		Three Months Ended March 31,
	Location	2012	2011
		($ in thousands)
Interest rate contracts	Loss on derivatives, net	$336	$(802)
Foreign exchange contracts	Loss on derivatives, net	(439)	(1,076)

Total		$(103)	$(1,878)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16.    Fair Value Measurements

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

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consist of U.S. Treasury bills, Agency discount notes, Agency callable notes, Agency debt, Agency MBS, Non-agency MBS, a municipal bond and a collateralized loan obligation that are carried at fair value on a recurring basis and classified as available-for-sale securities. Fair value adjustments on these investments are generally recorded through other comprehensive income. However, if impairment on an investment, available-for-sale is deemed to be other-than-temporary, all or a portion of the fair value adjustment may be reported in earnings. The securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. These securities are primarily classified within Level 2 of the fair value hierarchy.

Investment securities, available-for-sale, also consist of a corporate debt security. At December 31, 2011, we valued our corporate debt security using unobservable inputs that were significant to the fair value measurement. As a result, we classified the fair measurement within level 3 of the fair value hierarchy. In 2012, we received market information surrounding the fair value of the security. As a result, we transferred the asset from Level 3 to Level 2 of the fair value hierarchy. Our policy is to record such transfers as of the last day of the reporting period.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In cases where our collateral is a fixed or other tangible asset, our determination of the appropriate method to use to measure fair value depends on several factors including the type of collateral that we are evaluating, the age of the most recent appraisal performed on the collateral, and the time required to obtain an updated appraisal. Typically, we obtain an updated third-party appraisals from an external valuation specialist or use prior or pending transactions to estimate fair value. We may or may not adjust these amounts based on our own internally developed judgments and estimates. These adjustments typically include discounts for lack of marketability and foreign property discounts. We may also utilize industry valuation benchmarks such as revenue multiples for operating commercial properties. Significant decreases to any of these inputs would result in decreases in the fair value measurements. For certain loans collateralized by residential real estate, we utilize discounted cash flow techniques to determine the fair value of the underlying collateral. Significant unobservable inputs used in these fair value measurements include recovery rates and marketability discounts. Significant decreases in recovery rates or significant increases in marketability discounts would result in significant decreases in the fair value measurements.

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

Impaired collateral dependent commercial real estate loans for which ultimate collection depends solely on the sale of the collateral are charged off to the estimated fair value of the collateral less estimated costs to sell. For certain of these loans, we charged off to an amount different than the value indicated by the most recent appraisal. This was primarily the result of both factors causing the appraisal to be outdated as outlined above and

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

other factors surrounding the loans not considered by appraisals, such as pending loan sales and other transaction specific factors. As of March 31, 2012 and December 31, 2011, we charged off an additional $64.0 million, net, and $88.0 million, net, respectively, in loan balances compared with amounts that would have been charged off based on the appraised values of the collateral.

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

We continue to monitor collateral values on partially charged off impaired collateral dependent commercial real estate loans and may record additional charge offs upon receiving updated appraisals. We do not return such partially charged off loans to performing status, except in limited circumstances when such loans have been formally restructured and have met key performance criteria including compliance with restructured payment terms. We do not return such partially charged off loans to performing status based solely on the results of appraisals.

In cases where our collateral is not a fixed or tangible asset, we typically use industry valuation benchmarks such as EBITDA multiples to determine the value of the asset or the underlying enterprise. Decreases in these benchmarks would result in significant decreases in the fair value measurements.

When fair value adjustments are recorded on loans held for investment, we typically classify them in Level 3 of the fair value hierarchy.

We determine the fair value estimates of loans held for investment for fair value disclosures primarily using external valuation specialists. These valuation specialists group loans based on risk rating and collateral type, and the fair value is estimated utilizing discounted cash flow techniques. The valuations take into account current market rates of return, contractual interest rates, maturities and assumptions regarding expected future cash flows. Within each respective loan grouping, current market rates of return are determined based on quoted prices for similar instruments that are actively traded, adjusted as necessary to reflect the illiquidity of the instrument. This approach requires the use of significant judgment surrounding current market rates of return, liquidity adjustments and the timing and amounts of future cash flows.

Other Investments

Other investments accounted for under the cost or equity methods of accounting are carried at fair value on a nonrecurring basis to the extent that they are determined to be other-than-temporarily impaired during the period. As there is rarely an observable price or market for such investments, we determine fair value using internally developed models. Our models utilize industry valuation benchmarks, such as multiples of net revenue or EBITDA, to determine a value for the underlying enterprise. Significant decreases to these valuation benchmarks would result in significant decreases in the fair value measurements. We reduce this value by the value of debt outstanding to arrive at an estimated equity value of the enterprise. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Fair value measurements related to these investments are typically classified within Level 3 of the fair value hierarchy.

Warrants

Warrants are carried at fair value on a recurring basis. The fair value is derived through an option pricing model which utilizes the expected term and volatility of the underlying shares to determine the fair value of the

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

warrant. Decreases in these inputs would result in significant decreases in the fair value measurements. Given the lack of trading activity surrounding the underlying shares, we classify the fair value warrant in Level 3 of the fair value hierarchy.

FHLB SF Stock

Our investment in FHLB SF stock is recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but may be sold back to the FHLB SF at its par value with stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB SF and its overall financial condition. No impairment losses on our investment in FHLB SF stock have been recorded through March 31, 2012.

Derivative Assets and Liabilities

Derivatives are carried at fair value on a recurring basis and primarily relate to interest rate swaps, caps, floors, basis swaps and forward exchange contracts which we enter into to manage interest rate risk and foreign exchange risk. Our derivatives are principally traded in over-the-counter markets where quoted market prices are not readily available. Instead, the fair value of derivatives is measured using market observable inputs such as interest rate yield curves, volatilities and basis spreads. We also consider counterparty credit risk in valuing our derivatives. We typically classify our derivatives in Level 2 of the fair value hierarchy.

Real Estate Owned

REO is initially recorded at its estimated fair value less costs to sell at the time of foreclosure if the related REO is classified as held for sale. REO held for sale is carried at the lower of its carrying amount or fair value subsequent to the date of foreclosure, with fair value adjustments recorded on a nonrecurring basis. REO held for use is recorded at its carrying amount, net of accumulated depreciation, with fair value adjustments recorded on a nonrecurring basis if the carrying amount of the real estate is not recoverable and exceeds its fair value. When available, the fair value of REO is determined using actual market transactions. When market transactions are not available, the fair value of REO is typically determined based upon recent appraisals by third parties. We may or may not adjust these third party appraisal values based on our own internally developed judgments and estimates. These adjustments typically include discounts for lack of marketability and foreign property discounts. Significant increases to these inputs would result in significant decreases in the fair value measurements. To the extent that market transactions or third party appraisals are not available, we use the income approach through internally developed valuation models to estimate the fair value. This requires the use of significant judgment surrounding discount rates and the timing and amounts of future cash flows. Fair values determined through actual market transactions are classified within Level 2 of the fair value hierarchy while fair values determined through third party appraisals and through internally developed valuation models are classified within Level 3 of the fair value hierarchy.

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of loans, we record the acquired loans at the estimated fair value at the time of foreclosure. Valuation of that collateral, which often is a pool of many small balance loans, is typically performed utilizing internally developed estimates. These estimates rely upon recovery rates, prepayment rates and market discount rates. Significant decreases in recovery rates or prepayment rates and significant increases in market discount rates in isolation would result in significant decreases in the fair value measurements. Generally, a change in the assumption used for the recovery rate is accompanied by a similar change in the prepayment rate assumption. Fair value measurements for these loans are classified in Level 3 of the fair value hierarchy.

Deposits

Deposits are carried at historical cost. The carrying amounts of deposits for savings and money market accounts and brokered certificates of deposit are deemed to approximate fair value as they either have no stated

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Term Debt

Term debt comprises our term debt securitizations. For disclosure purposes, the fair values of our term debt securitizations are determined based on actual prices from recent third party purchases of our debt when available and based on indicative price quotes received from various market participants when recent transactions have not occurred.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of March 31, 2012 were as follows:

	Fair Value Measurement as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$1,010,678	$—	$1,010,678	$—
Assets-backed securities	13,909	—	13,909	—
Collateralized loan obligation	19,486	—	—	19,486
Corporate debt	17,474	—	17,474	—
Equity securities	642	642	—	—
Municipal bond	2,633	—	—	2,633
Non-agency MBS	55,818	—	55,818	—
U.S. Treasury and agency securities	18,869	—	18,869	—

Total investment securities, available-for-sale	1,139,509	642	1,116,748	22,119
Investments carried at fair value:
Warrants	188	—	—	188
Other assets held at fair value:
Derivative assets	—	—	—	—

Total assets	$1,139,697	$642	$1,116,748	$22,307

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$61	$—	$61	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2011 were as follows:

	Fair Value Measurement as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$1,056,828	$—	$1,056,828	$—
Asset-backed securities	15,607	—	15,607	—
Collateralized loan obligation	17,763	—	—	17,763
Corporate debt	700	—	—	700
Equity security	393	393	—	—
Municipal bond	3,235		—	3,235
Non-agency MBS	66,930	—	66,930	—
U.S. Treasury and agency securities	26,546	—	26,546	—

Total investment securities, available-for-sale	1,188,002	393	1,165,911	21,698
Investments carried at fair value:
Warrants	193	—	—	193
Other assets held at fair value:
Derivative assets	59,102	—	59,102	—

Total assets	$1,247,297	$393	$1,225,013	$21,891

Liabilities
Other liabilities held at fair value:
Derivative liabilities	$93,293	$—	$93,293	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended March 31, 2012 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Corporate Debt	Collateralized Loan Obligation	Municipal Bond	Total	Warrants	Total Assets
	($ in thousands)
Balance as of January 1, 2012	$700	$17,763	$3,235	$21,698	$193	$21,891
Realized and unrealized gains (losses):
Included in income	11	803	—	814	(5)	809
Included in other comprehensive income, net	(45)	1,227	(602)	580	—	580

Total realized and unrealized gains (losses)	(34)	2,030	(602)	1,394	(5)	1,389

Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(666)	—	—	(666)	—	(666)
Settlements	—	(307)	—	(307)	—	(307)

Balance as of March 31, 2012	$—	$19,486	$2,633	$22,119	$188	$22,307

Unrealized gains (losses) as of March 31, 2012	$—	$803	$—	$803	$(5)	$798

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended March 31, 2011 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Corporate Debt	Collateralized Loan Obligation	Municipal Bond	Total	Warrants	Total Assets
	($ in thousands)
Balance as of January 1, 2011	$15	$12,249	$—	$12,264	$222	$12,486
Realized and unrealized gains (losses):
Included in income	—	16,346	(1,496)	14,850	9	14,859
Included in other comprehensive income, net	(15)	8,336	—	8,321	—	8,321

Total realized and unrealized gains (losses)	(15)	24,682	(1,496)	23,171	9	23,180

Acquisitions and sales:
Acquisitions	—	—	4,731	4,731	—	4,731
Sales	—	(19,000)	—	(19,000)	(14)	(19,014)

Total acquisitions and sales	—	(19,000)	4,731	(14,269)	(14)	(14,283)

Balance as of March 31, 2011	$—	$17,931	$3,235	$21,166	$217	$21,383

Unrealized gains (losses) as of March 31, 2011	$—	$1,662	$(1,496)	$166	$(5)	$161

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three months ended March 31, 2012 and 2011, reported in interest income and gain on investments, net were as follows:

	Interest Income		(Loss) Gain on Investments, Net
	Three Months Ended March 31,
	2012	2011	2012	2011
	($ in thousands)
Total gains (losses) included in earnings for the period	$814	$3,056	$(5)	$11,803
Unrealized gains (losses) relating to assets still held at reporting date	803	1,657	(5)	(1,496)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three months ended March 31, 2012, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three months ended March 31, 2012.

	Fair Value Measurement as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Net Losses for the Three Months Ended March 31, 2012
	($ in thousands)
Assets
Loans held for investment(1)	$72,977	$—	$3,791	$69,186	$(6,247)
Investments carried at cost	2,259	—	—	2,259	(2,605)
REO(2)	17,449	—	6,836	10,613	(261)
Loans acquired through foreclosure, net	2,532	—	—	2,532	(81)

Total assets	$95,217	$—	$10,627	$84,590	$(9,194)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs of $4.1 million.

(2)	Represents REO measured at fair value of the collateral less transaction costs of $1.3 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three months ended March 31, 2011, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three months ended March 31, 2011.

	Fair Value Measurement as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Net Losses for the Three Months Ended March 31, 2011
	($ in thousands)
Assets
Loans held for sale	$10,822	$—	$10,822	$—	$—
Loans held for investment(1)	269,130	—	—	269,130	(28,023)
Investments carried at cost	1,274	—	—	1,274	(173)
REO(2)	38,835	—	—	38,835	(2,036)
Loans acquired through foreclosure, net	20,168	—	—	20,168	(7,803)

Total assets	$340,229	$—	$10,822	$329,407	$(38,035)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less which were not significant during the period.

(2)	Represents REO measured at fair value of the collateral less transaction costs which were not significant during the period.

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements

For our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2012, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of March 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	($ in thousands)
Assets
Warrants	$188	Option Model	Expected Volatility	85.5%
Loans held for investment
Services	29,506	Market Comparables	EBITDA Multiple	4x - 6.1x (5.7x)
Commercial Real Estate	25,400	Market Comparables	Revenue Multiple	7x - 7.5x (7.3x)
			Foreign Property Discount	25%
			Illiquidity Discount	2.8% - 28.6% (26.7%)
Residential Real Estate	6,954	Discounted Cash Flows	Recovery Rate Marketability Discount	35.7% - 77.7% (45.8%), 0.0% - 42.7% (12.2%)
Other, no unobservable inputs	7,326

Total loans held for investment	69,186
Investments carried at cost	2,259	Market Comparables	Net Revenue Multiple	10x

			EBITDA Multiple	6x
REO	10,613	Third Party Appraisals	Marketability Discount	28.0% - 57.0% (47.9%)
			Foreign Discount	25.0%
Loans acquired through foreclosure, net	2,532	Discounted Cash Flows	Recovery Rate	65.0%
			Prepayment Rate	5.0%
			Discount Rate	15.0%

Total assets	$84,778

The table above excludes collateralized loan obligation and municipal bond categorized within Level 3 of the fair value hierarchy because the fair value of these assets is measured using third-party pricing information without adjustments.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

GAAP requires the disclosure of the estimated fair value of financial instruments which are not recorded at fair value. The table below provides fair value estimates for our financial instruments as of March 31, 2012 and December 31, 2011, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and those which are recorded at fair value on a recurring basis.

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value
	($ in thousands)
Assets:
Loans held for sale(2)	$156,021	$160,617	$193,021	$197,103
Loans held for investment, net(3)	5,664,515	5,587,371	5,536,516	5,410,511
Investments carried at cost(3)	34,064	62,569	36,252	64,076
Investment securities, held-to-maturity(2)	111,076	113,112	111,706	112,972
Liabilities:
Deposits(2)	5,348,790	5,359,928	5,124,995	5,135,843
Term debt(3)	273,615	223,984	309,394	252,739
Convertible debt, net(2)	24,943	25,446	28,903	29,739
Subordinated debt(2)	437,181	290,725	436,196	252,994
Loan commitments and letters of credit(3)	—	19,722	—	20,636

(1)	There is no financial instrument in this table that is classified in Level 1 of the fair value hierarchy.

(2)	The fair value has been classified in Level 2 of the fair value hierarchy.

(3)	The fair value has been classified in Level 3 of the fair value hierarchy.

Note 17.    Segment Data

For the three months ended March 31, 2012 and March 31, 2011, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our legacy loan portfolio and investment activities in the Parent Company.

The financial results of our operating segments as of and for the three months ended March 31, 2012 were as follows:

	Three Months Ended March 31, 2012
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$98,620	$22,702	$(1,245)	$120,077
Interest expense	16,059	4,799	—	20,858
Provision for loan and lease losses	1,903	9,169	—	11,072
Non-interest income	15,469	3,491	(7,410)	11,550
Non-interest expense	41,164	15,560	(7,674)	49,050

Net income (loss) before income taxes	54,963	(3,335)	(981)	50,647
Income tax expense	23,159	2,550	—	25,709

Net income (loss)	$31,804	$(5,885)	$(981)	$24,938

Total assets as of March 31, 2012	$7,029,807	$1,324,916	$(48,067)	$8,306,656
Total assets as of December 31, 2011	6,793,496	1,534,698	(28,126)	8,300,068

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The financial results of our operating segments for the three months ended March 31, 2011 were as follows:

	Three Months Ended March 31, 2011
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$91,804	$47,614	$2,734	$142,152
Interest expense	15,210	31,542	—	46,752
Provision for loan and lease losses	11,242	33,567	—	44,809
Non-interest income	5,832	37,708	(17,328)	26,212
Non-interest expense	35,808	46,680	(20,006)	62,482

Net income (loss) before income taxes	35,376	(26,467)	5,412	14,321
Income tax expense	3,095	8,067	—	11,162

Net income (loss)	$32,281	$(34,534)	$5,412	$3,159

The accounting policies of each of the individual operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2011, included in our Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to numerous assumptions, risks, and uncertainties, including certain plans, expectations, goals and projections and statements about our strategy and business model, our intention to originate loans at and grow CapitalSource Bank, Parent Company portfolio runoff, return of excess capital to our shareholders, our liquidity and capital position, our plans regarding the 7.25% Convertible Debentures, our intent to file a consolidated income tax return for 2011, our unfunded commitments, and our valuation allowance with respect to, and our realization and utilization of, net deferred tax assets. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: changes in economic or market conditions or investment or lending opportunities; movements in interest rates and lending spreads may adversely affect our borrowing strategy and rate of growth; operating under the Dodd-Frank regulatory regime could be more costly and restrictive than expected; competitive and other market pressures on product pricing and services; our borrowers’ inability to repay loans; declines in asset values; reduced demand for our services; our inability to sustain earnings; our inability to grow deposits and access wholesale funding sources; drawdown of unfunded commitments substantially in excess of historical drawings; lower than anticipated liquidity; lower than expected Parent Company’s recurring tax basis income; the Parent Company’s decision to make new loans or extend existing loans; lower than expected taxable income at CapitalSource Bank for which CapitalSource Bank has to reimburse the Parent Company for income tax expense; a need to retain capital for strategic or regulatory reasons; the nature, extent, and timing of any governmental and regulatory actions and reforms; the success and timing of other business strategies and asset sales; continued or worsening charge offs, reserves and delinquencies may adversely affect our earnings and financial results; continued or worsening disruption in credit or other markets; changes in tax laws or regulations could adversely affect our business; and other risk factors described in our audited consolidated financial statements, and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 28, 2012 (“Form 10 -K”), and other documents filed by us with the SEC. All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made.

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

For the three months ended March 31, 2012 and 2011, we operated as two reportable segments: 1) CapitalSource Bank and 2) Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our legacy loan portfolio and investment activities in the Parent Company. For additional information, see Note 17, Segment Data.

Through our CapitalSource Bank segment activities, we provide financial products primarily to small and middle market businesses throughout the United States and also offer depository products and services in southern and central California, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by regulation. As of March 31, 2012, CapitalSource Bank had an outstanding loan principal balance of $5.0 billion and deposits of $5.3 billion.

Through our Other Commercial Finance segment activities, the Parent Company satisfies existing loan commitments made prior to CapitalSource Bank’s formation and receives payments on its existing loan portfolio. As of March 31, 2012, the Parent Company had an outstanding loan principal balance of $962.3 million.

Current Developments

As part of the transformation to a bank model, we have been liquidating Parent Company assets, reducing Parent Company debt, using excess capital to repurchase stock, simplifying our consolidated operations and focusing our strategic growth initiatives entirely on CapitalSource Bank.

In addition to growing assets and increasing profitability at CapitalSource Bank, our current strategy is to run off our remaining Parent Company assets over time. We intend to regularly assess alternatives for implementing our strategy and may consider accelerated disposition of Parent Company assets and prepayments of convertible debt, prepayments of Trust Preferred Securities and alternative uses of Parent Company capital, including contributions to CapitalSource Bank, if attractive opportunities become available.

During the year ended December 31, 2011, we repurchased our outstanding 3.5% and 4.0% Convertible Debentures for an aggregate repurchase price of $280.5 million, made open market purchases of $221.0 million of the outstanding principal balance of $250.0 million of our 7.25% Convertible Debentures and redeemed $300.0 million of our 12.75% Senior Secured Notes. As a result of these activities, we reduced the Parent Company’s outstanding recourse indebtedness by $781.5 million, or 63%, resulting in Parent Company outstanding recourse indebtedness of $465.1 million as of December 31, 2011. During the first quarter of 2012, we repurchased $4.0 million of our 7.25% Convertible Debentures. In March 2012, we repurchased $26.1 million of preferred securities from our TP Trusts at a significant discount and will record a gain during the second quarter of 2012 related to these transactions. We intend to redeem the remaining 7.25% Convertible Debentures on or before July 2012 and, at that time, the remaining Parent Company debt will consist of non-recourse securitization debt and low cost, variable rate TPS with maturity dates beginning in 2035. The outstanding balances of the non-recourse securitization debt and TPS were $273.6 million and $437.2 million, respectively, as of March 31, 2012.

As the Parent Company assets are repaid, the Company intends to return excess capital to shareholders via a combination of share repurchases, recurring dividends and/or special dividends. As part of our strategy, we repurchased 1.4 million shares of our common stock during 2010, 70.2 million in 2011 and 19.0 million during the first quarter of 2012. Since this strategy was put into place in December 2010, we have repurchased 90.6 million shares, or 28.0% of the shares outstanding at December 2010. We intend to continue to return excess Parent Company capital to shareholders during the remainder of 2012.

Our broader business strategy focuses on developing and growing our banking operations. As of March 31, 2012, CapitalSource Bank had $7.0 billion of assets. We offer a broad range of specialized senior secured, commercial loan products to small and middle-market businesses, and we offer our loan products on a nationwide basis, despite the regional nature of our deposit base. With a low cost deposit gathering platform based in southern and central California, we believe our business model is well positioned to deliver a broad range of customized financial solutions to borrowers.

During the first quarter of 2012, we added more than $0.6 billion of loans, a decrease of 11.1% over our first quarter of 2011 production resulting in net loan growth of 2.1% for 2012. Since the formation of the Bank, we have launched or acquired four lending platforms – equipment finance, small business, professional practice and multifamily lending. It is our intent to continue to seek lending platforms and experienced individuals who will further augment our specialized businesses.

Operating Results for the Three Months Ended March 31, 2012

As further described below, the most significant factors influencing our consolidated results of operations for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 were:

•	Decreased provision for loan losses;

•	Decreased balance of Parent Company indebtedness;

•	Decreased balance of our loan portfolio;

•	Decreased gains on our investments;

•	Decreased operating expenses;

•	Decreased expense of real estate owned and other foreclosed assets, net;

•	Changes in lending and borrowing spreads;

•	Increased income tax expense.

Our consolidated operating results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, were as follows:

	Three Months Ended March 31,		% Change
	2012	2011
	($ in thousands)
Interest income	$120,077	$142,152	(16)%
Interest expense	20,858	46,752	55
Provision for loan and lease losses	11,072	44,809	75
Non-interest income	11,550	26,212	(56)
Non-interest expense	49,050	62,482	21
Income tax expense	25,709	11,162	(130)
Net income	24,938	3,159	689

Our consolidated yields on interest-earning assets and the costs of interest-bearing liabilities for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/ Cost	Weighted Average Balance	Net Interest Income	Average Yield/ Cost
	($ in thousands)
Total interest-earning assets(1)	$7,565,089	$120,077	6.37%	$8,290,663	$142,152	6.95%
Total interest-bearing liabilities(2)	6,557,638	20,858	1.28	6,948,800	46,752	2.73

Net interest spread		$99,219	5.09%		$95,400	4.22%

Net interest margin			5.26%			4.67%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, marketable securities, mortgage-related receivables, loans, and investments in debt securities.
(2)	Interest-bearing liabilities include deposits, repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt.

Income Taxes

We provide for income taxes as a “C” corporation on income earned from operations. For the tax years ended 2010 and 2009, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. We will reconsolidate our subsidiaries in 2011 for federal tax purposes. We are subject to federal, foreign, state and local taxation in various jurisdictions.

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets for subsidiaries where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the incurrence of operating losses at several of our subsidiaries, and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of March 31, 2012 and December 31, 2011, the total valuation allowance was $513.5 million and $515.2 million, respectively. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets of $22.4 million as of March 31, 2012 will be realized. We intend to maintain a valuation allowance with respect to our deferred tax assets until sufficient positive evidence exists to support its reduction or reversal.

Consolidated income tax expense for the three months ended March 31, 2012 and 2011 was $25.7 million and $11.2 million. The tax expense for the three months ended March 31, 2012 was primarily a result of the additional valuation allowance needed to fully offset CapitalSource Bank’s net deferred tax assets for consolidated financial reporting purposes. The tax expense recorded for the three months ended March 31, 2011 was in connection with our plan to reconsolidate our corporate entities for federal tax purposes in 2011.

Comparison of the Three Months Ended March 31, 2012 and 2011

CapitalSource Bank Segment

Our CapitalSource Bank segment operating results for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, were as follows:

	Three Months Ended March 31,
	2012	2011	% Change
	($ in thousands)
Interest income	$98,620	$91,804	7%
Interest expense	16,059	15,210	(6)
Provision for loan and lease losses	1,903	11,242	83
Non-interest income	15,469	5,832	165
Non-interest expense	41,164	35,808	(15)
Income tax expense	23,159	3,095	(648)
Net income	31,804	32,281	(1)

Interest Income

Three months ended March 31, 2012 and 2011

Total interest income increased to $98.6 million for the three months ended March 31, 2012 from $91.8 million for the three months ended March 31, 2011, with an average yield on interest-earning assets of 6.12% for the three months ended March 31, 2012 compared to 6.51% for the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, interest income on loans was $88.8 million and $76.8 million, respectively, yielding 7.24% and 8.22% on average loan balances of $4.9 billion and $3.8 billion, respectively. During the three months ended March 31, 2012 and 2011, $1.8 million and $5.1 million, respectively, of interest income was not recognized for loans on non-accrual status, which negatively impacted the yield on loans by 0.10% and 0.54%, respectively.

During the three months ended March 31, 2012 and 2011, interest income from our investments, including available-for-sale and held-to-maturity securities, was $9.5 million and $14.7 million, respectively, yielding 3.06% and 3.74% on an average balance of $1.2 billion and $1.6 billion, respectively. During the three months ended March 31, 2012, we purchased $29.6 million of investment securities, available-for-sale, while $89.8 million and $1.1 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the three months ended March 31, 2011, we purchased $226.3 million of investment securities, available-for-sale while $336.1 million and $10.3 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.

During the three months ended March 31, 2012 and 2011, interest income on cash and cash equivalents was $0.3 million and $0.2 million, respectively, yielding 0.38% and 0.29% on average balances of $303.5 million and $314.9 million, respectively.

Interest Expense

Three months ended March 31, 2012 and 2011

Total interest expense increased to $16.1 million for the three months ended March 31, 2012 from $15.2 million for the three months ended March 31, 2011. The increase was due to an increase in the average balance of interest-bearing liabilities which was $5.8 billion and $5.0 billion during the three months ended March 31, 2012 and 2011, respectively, partially offset by decline in the average cost of interest-bearing liabilities which was 1.11% and 1.22% during the three months ended March 31, 2012 and 2011, respectively. Our interest expense on deposits for the three months ended March 31, 2012 and 2011 was $13.3 million and $13.4 million, respectively, with an average cost of deposits of 1.02% and 1.16%, respectively, on average balances of $5.2 billion and $4.7 billion, respectively. During the three months ended March 31, 2012, $1.2 billion of our time deposits matured with a weighted average interest rate of 1.08% and $1.5 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.91%. During the three months ended March 31, 2011, $1.0 billion of our time deposits matured with a weighted average interest rate of 1.09% and $1.2 million of new and renewed time deposits were issued at a weighted average interest rate of 0.97%. Additionally, during the three months ended March 31, 2012, our weighted average interest rate of our liquid account deposits, which include savings and money market accounts, decreased from 0.75% at the beginning of the quarter to 0.61% at the end of the quarter.

During the three months ended March 31, 2012, our interest expense on borrowings, consisting of FHLB SF borrowings, was $2.8 million with an average cost of 1.96% on an average balance of $567.7 million. During the three months ended March 31, 2012, there were $45.0 million in advances taken and $8.0 million of maturities. During the three months ended March 31, 2011, our interest expense on FHLB SF borrowings was $1.8 million with an average cost of 1.98% on an average balance of $373.3 million. During the three months ended March 31, 2011, there were $59 million of advances taken and $71 million of maturities.

Net Interest Margin

Three months ended March 31, 2012 and 2011

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/ Cost	Weighted Average Balance	Net Interest Income	Average Yield/ Cost
	($ in thousands)
Total interest-earning assets(1)	$6,481,558	$98,620	6.12%	$5,723,305	$91,804	6.51%
Total interest-bearing liabilities(2)	5,805,308	16,059	1.11	5,047,030	15,210	1.22

Net interest spread		$82,561	5.01%		$76,594	5.29%

Net interest margin			5.12%			5.43%

(1)	Interest-earning assets include cash and cash equivalents, investments and loans.

(2)	Interest-bearing liabilities include deposits and borrowings.

Provision for Loan and Lease Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans. For details of activity in our provision for loan losses, see the Credit Quality and Allowance for Loan and Lease Losses section.

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

CapitalSource Bank services loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on the number of loans or other assets serviced. Loans serviced by CapitalSource Bank for the benefit of others were $2.4 billion and $2.5 billion as of March 31, 2012 and December 31, 2011, respectively, of which $962.3 million and $1.0 billion, respectively, were owned by the Parent Company. CapitalSource Bank also provides tax, credit, treasury and other similar services to the Parent Company for which it receives fees.

Three months ended March 31, 2012 and 2011

Non-interest income increased to $15.4 million for the three months ended March 31, 2012 from $5.8 million for the three months ended March 31, 2011 primarily due to $3.2 million in leased equipment income and $3.3 million in loan fee income.

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

Prior to 2012, CapitalSource Bank relied on the Parent Company to refer loans and to provide loan origination due diligence services. For these services CapitalSource Bank paid the Parent Company fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. CapitalSource Bank also paid the Parent Company to perform certain underwriting and other services. These fees were eliminated in consolidation. Effective January 1, 2012, the Parent Company no longer performed these services and CapitalSource Bank directly assumed the expenses for these services. The expenses are included in other non-interest expense and were $13.5 million and $4.9 million for the three months ended March 31, 2012 and 2011, respectively.

CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee.

Three months ended March 31, 2012 and 2011

Non-interest expense increased to $41.1 million for the three months ended March 31, 2012 from $38.8 million for three months ended March 31, 2011. The increase was primarily due to compensation related to the transfer of Parent Company employees into the CapitalSource Bank on January 1, 2012, partially offset by the elimination of loan referral fees paid to the parent and lower REO expense.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, were as follows:

	Three Months Ended March 31,
	2012	2011	% Change
	($ in thousands)
Interest income	$22,702	$47,614	(52)%
Interest expense	4,799	31,542	85
Provision for loan and lease losses	9,169	33,567	73
Non-interest income	3,491	37,708	(91)
Non-interest expense	15,560	46,680	67
Income tax expense	2,550	8,067	68
Net loss	(5,885)	(34,534)	83

Interest Income

Three months ended March 31, 2012 and 2011

Interest income decreased to $22.7 million for the three months ended March 31, 2012 from $47.6 million for the three months ended March 31, 2011, primarily due to a decrease in average total interest-earning assets. During the three months ended March 31, 2012, our average balance of interest-earning assets decreased by $1.5 billion, or 57.7%, compared to the three months ended March 31, 2011, due to the runoff of Parent Company loans. During the three months ended March 31, 2012, yield on average interest-earning assets increased to 8.43% from 7.53% for the three months ended March 31, 2011. During the three months ended March 31, 2012, our lending spread to average one-month LIBOR was 7.00% compared to 7.38% for the three months ended March 31, 2011. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates such as changes in the prime rate or one-month LIBOR, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

Interest Expense

Three months ended March 31, 2012 and 2011

Interest expense decreased to $4.8 million for the three months ended March 31, 2012 from $31.5 million for the three months ended March 31, 2011 primarily due to a decrease in average interest-bearing liabilities of

$1.1 billion, or 57.9%, from the reduction of the outstanding balances on our credit facilities and other term debt. Our cost of borrowings decreased to 2.56% for the three months ended March 31, 2012 from 6.73% for the three months ended March 31, 2011, as a result of the reduction and termination of certain of our credit facilities and decreases in our remaining securitization balances, all of which generally had higher borrowing costs than the remainder of our borrowings.

Net Interest Margin

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/ Cost	Weighted Average Balance	Net Interest Income	Average Yield/ Cost
	($ in thousands)
Total interest-earning assets(1)	$1,080,508	$22,702	8.43%	$2,565,261	$47,614	7.53%
Total interest-bearing liabilities(2)	752,330	4,799	2.56	1,901,770	31,542	6.73

Net interest spread		$17,903	5.87%		$16,072	0.80%

Net interest margin			6.65%			2.54%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, loans and investments in debt securities.

(2)	Interest-bearing liabilities include secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

Provision for Loan and Lease Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans. For details of activity in our provision for loan losses, see Credit Quality and Allowance for Loan and Lease Losses section.

Non-interest Income

Three months ended March 31, 2012 and 2011

Non-interest income decreased to $3.5 million for the three months ended March 31, 2012 from $37.7 million for the three months ended March 31, 2011, primarily due to a decrease in shared services revenue.

Non-interest expense

Three months ended March 31, 2012 and 2011

Non-interest expense decreased to $15.6 million for the three months ended March 31, 2012 from $46.7 million for the three months ended March 31, 2011, primarily due to the transfer of Parent Company employees to CapitalSource Bank on January 1, 2012.

Financial Condition

CapitalSource Bank Segment

As of March 31, 2012 and December 31, 2011, the CapitalSource Bank segment included:

	March 31, 2012	December 31, 2011
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$457,104	$317,455
Investment securities, available-for-sale	1,099,274	1,159,119
Investment securities, held-to-maturity	111,076	111,706
Loans(2)	5,077,995	4,917,335
Other investments	23,459	23,774
FHLB SF stock	27,824	27,792

Total	$6,796,732	$6,557,181

Liabilities:
Deposits	$5,348,790	$5,124,995
FHLB SF borrowings	587,000	550,000

Total	$5,935,790	$5,674,995

(1)	As of March 31, 2012 and December 31, 2011, the amounts include restricted cash of $42.5 million and $0.8 million, respectively.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 3, Cash and Cash Equivalents and Restricted Cash, in our accompanying consolidated financial statements for the three months ended March 31, 2012.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consists of Agency discount notes, Agency callable notes, Agency debt, Agency MBS, Non-agency MBS, corporate debt securities and U.S. Treasury and agency securities. CapitalSource Bank pledged a significant portion of its investment securities, available-for-sale, to the FHLB SF and the FRB as a source of borrowing capacity as of March 31, 2012. For additional information, see Note 5, Investments, in our accompanying consolidated financial statements for the three months ended March 31, 2012.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity, consists of AAA-rated commercial mortgage-backed securities. For additional information on our investment securities, held-to-maturity, see Note 5, Investments, in our accompanying consolidated financial statements for the three months ended March 31, 2012.

Loan Portfolio Composition

The CapitalSource Bank loan balances reflected in the portfolio statistics below include loans held for sale of $93.6 million and $129.9 million as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	March 31, 2012		December 31, 2011
	($ in thousands)
Commercial	$2,723,699	53%	$2,682,407	54%
Real estate	2,336,721	46	2,223,603	45
Real estate — construction	17,575	1	11,325	1

Total(1)	$5,077,995	100%	$4,917,335	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of March 31, 2012, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in One Year Or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$255,625	$1,973,075	$494,999	$2,723,699
Real estate	124,328	1,104,023	1,108,370	2,336,721
Real estate — construction	—	—	17,575	17,575

Total loans(1)	$379,953	$3,077,098	$1,620,944	$5,077,995

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of March 31, 2012, approximately 82% of the CapitalSource Bank accruing adjustable rate portfolio was subject to an interest rate floor. Due to low market interest rates as of March 31, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 1.34% as of March 31, 2012. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of March 31, 2012, the composition of CapitalSource Bank loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
	Commercial	Real Estate	Real Estate - Construction	Total	Percentage
	($ in thousands)
1-Month LIBOR	$972,893	$950,390	$—	$1,923,283	38%
2-Month LIBOR	32,471	1,275	—	33,746	1
3-Month LIBOR	549,305	121,750	—	671,055	13
6-Month LIBOR	122,991	77,833	—	200,824	4
Prime	480,663	142,344	16,409	639,416	13
Other	75,876	47,331	—	123,207	2

Total adjustable rate loans	2,234,199	1,340,923	16,409	3,591,531	71
Fixed rate loans	435,658	966,434	1,166	1,403,258	28
Loans on non-accrual status	53,842	29,364	—	83,206	1

Total loans(1)	$2,723,699	$2,336,721	$17,575	$5,077,995	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

FHLB SF Stock

Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2012.

Deposits

As of March 31, 2012 and December 31, 2011, a summary of CapitalSource Bank’s deposits by product type and the maturities of the certificates of deposit were as follows:

	March 31, 2012		December 31, 2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$265,828	0.59%	$260,032	0.73%
Savings	849,634	0.62	836,521	0.76
Certificates of deposit	4,233,328	1.07	4,028,442	1.14

Total interest-bearing deposits	$5,348,790	0.98	$5,124,995	1.06

	March 31, 2012
	Balance	Weighted Average Rate
	($ in thousands)
Remaining maturity of certificates of deposit:
0 to 3 months	$896,349	0.96%
4 to 6 months	1,054,292	1.01
7 to 9 months	1,360,366	1.04
10 to 12 months	281,977	1.00
Greater than 12 months	640,344	1.42

Total certificates of deposit	$4,233,328	1.07

FHLB SF Borrowings

FHLB SF borrowings increased to $587.0 million as of March 31, 2012 from $550.0 million as of December 31, 2011. These borrowings were used primarily for interest rate risk management and short-term funding purposes. The weighted-average remaining maturities of the borrowings were approximately 3.6 years and 3.7 years as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

	Balance	Weighted Average Rate
	($ in thousands)
Less than 1 year	$63,000	1.98%
After 1 year through 2 years	45,000	1.77
After 2 years through 3 years	82,500	1.55
After 3 years through 4 years	144,000	2.15
After 4 years through 5 years	170,000	1.68
After 5 years	82,500	2.28

Total	$587,000	1.90%

Other Commercial Finance Segment

As of March 31, 2012 and December 31, 2011, the Other Commercial Finance segment included:

	March 31, 2012	December 31, 2011
	($ in thousands)
Assets:
Investment securities, available-for-sale	$40,235	$28,883
Loans(1)	962,252	1,034,676
Other investments(2)	52,935	57,472

Total	$1,055,422	$1,121,031

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

(2)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale consist of corporate debt, equity securities and our interests in the 2006-A Trust of $19.5 million.

Other Investments

The Parent Company has made investments in some of our borrowers in connection with the loans provided to them. These investments usually include equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants.

Loan Portfolio Composition

The Other Commercial Finance loan balances reflected in the portfolio statistics below include loans held for sale of $62.4 million and $63.1 million as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	March 31, 2012		December 31, 2011
	($ in thousands)
Commercial	$829,310	86%	$862,183	83%
Real estate	110,247	12	117,533	12
Real estate — construction	22,695	2	54,960	5

Total (1)	$962,252	100%	$1,034,676	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of March 31, 2012, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$161,547	$667,763	$—	$829,310
Real estate	27,228	77,259	5,760	110,247
Real estate — construction	22,695	—	—	22,695

Total (1)	$211,470	$745,022	$5,760	$962,252

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of March 31, 2012, approximately 87% of the Other Commercial Finance accruing adjustable rate loan portfolio was subject to an interest rate floor. Due to low market interest rates as of March 31, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 1.84% as of March 31, 2012. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of March 31, 2012, the composition of Other Commercial Finance loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
	Commercial	Real Estate	Real Estate - Construction	Total	Percentage
	($ in thousands)
1-Month LIBOR	$231,140	$62,416	$—	$293,556	31%
3-Month LIBOR	144,187	14,541	—	158,728	16
1-Month EURIBOR	13,359	—	—	13,359	1
Prime	323,344	—	—	323,344	34

Total adjustable rate loans	712,030	76,957	—	788,987	82
Fixed rate loans	17,739	509	—	18,248	2
Loans on non-accrual status	99,541	32,781	22,695	155,017	16

Total loans (1)	$829,310	$110,247	$22,695	$962,252	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

Credit Quality and Allowance for Loan and Lease Losses

Consolidated

The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Non-accrual loans
Commercial	$153,383	$151,609
Real estate	62,145	104,438
Real estate — construction	22,695	24,628

Total loans on non-accrual	$238,223	$280,675

Accruing loans contractually past-due 90 days or more
Real estate	$—	$5,603

Total accruing loans contractually past-due 90 days or more	$—	$5,603

Troubled debt restructurings (1)
Commercial	$120,307	$106,614
Real estate	53,030	35,724
Real estate — construction	—	30,332

Total troubled debt restructurings	$173,337	$172,670

Total non-performing loans
Commercial	$273,690	$258,223
Real estate	115,175	145,765
Real estate — construction	22,695	54,960

Total non-performing loans	$411,560	$458,948

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

The decrease in the non-performing loan balance from December 31, 2011 to March 31, 2012 is primarily due to payoffs, charge offs, sales and foreclosures on those loans, and a decrease in the number of loans that became non-performing during the three months ended March 31, 2012.

Potential problem loans are loans that are not considered non-performing loans, as disclosed above, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Such defaults could eventually result in the loans being reclassified as non-performing loans. As of March 31, 2012 and December 31, 2011, we had $4.4 million and $4.8 million, respectively, in potential problem loans related to 10 and 11 loans, respectively, for which we have determined that it is probable that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.

Of our non-accrual loans, $13.8 million were 30-89 days delinquent and $73.7 million were over 90 days delinquent as of March 31, 2012, and $4.3 million were 30-89 days delinquent and $90.2 million were over 90 days delinquent as of December 31, 2011. Accruing loans 30-89 days delinquent were $5.2 million and $8.4 million as of March 31, 2012 and December 31, 2011, respectively.

Most of our $40.3 million of real estate construction loans include an interest reserve that is established upon origination of the loan. We recognize interest income from the reserve during the construction period as long as the interest is deemed collectible. As part of our ongoing credit review process, we monitor the construction of the underlying real estate to determine whether the project is progressing as originally planned. If we determine that adverse changes have occurred such that full payment of principal and interest is no longer expected, we will place the loan on non-accrual status and establish a specific reserve or charge off a portion of the principal balance, as appropriate.

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

•	Monitoring, where applicable, the leasing or unit sales activity compared to market leasing or market unit sales and compared to the underwritten leasing or unit sales actively.

•	Monitoring compliance with the terms and conditions of the loan agreement, which contains important construction and leasing provisions.

•

Reviewing and approving advance requests per the loan agreement which establishes the frequency, conditions and process for making advances. Typically, each loan advance is conditioned upon funding only for work in place, certification by the construction consultant, and sufficient funds remaining in the loan budget to complete the project.

In considering the performing status of a real estate construction loan, the current payment of interest, whether in cash or through an interest reserve, is only one of the factors used in our analysis. Our impairment analysis generally considers the loan’s maturity, the likelihood of a restructuring of the loan and if that restructuring constitutes a troubled debt restructuring, whether the borrower is current on interest and principal payments, the condition of underlying assets and the ability of the borrower to refinance the loan at market terms. Although an interest reserve may mitigate a delinquency that could cause impairment, other issues with the loan or borrower (like the project’s progress compared to underwriting and the market in which the project is located) may lead to an impairment determination. Impairment is then measured based on a fair market or discounted cash flow value to assess the current value of the loan relative to the principal balance. If the valuation analysis indicates that repayment in full is doubtful, the loan will be placed on non-accrual status and designated as non-performing.

Interest income recognized on the real estate construction loan portfolio was $0.2 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively. Cumulative capitalized interest on the real estate construction loan portfolio was $12.7 million and $11.6 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, $22.7 million, or 56.4%, and $55.0 million, or 82.9%, respectively, of the total real estate construction loan portfolio was non-performing.

As of March, 31, 2012, three of the 19 loans that comprise our real estate construction portfolio have been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans and/or work-out efforts that were best achieved via a restructuring.

Additionally, our risk assessment policies and procedures require that the assignment of a risk rating consider whether the capitalization of interest may be masking other performance related issues. We consider the status of the construction project securing our loan, including its leasing or sales activity (where applicable), relative to our expectations for the status of the project during our initial underwriting. The adequacy of the interest reserve generally is evaluated each time a risk rating conclusion is required or rendered with particular attention paid to the underlying value of the collateral and its ongoing support of the transaction. Obtaining updated third-party valuations is considered when significant negative variances to expected performance exist. Generally, our policy on updating appraisals is to obtain current appraisals subsequent to the impairment date if there are significant changes to the underlying assumptions from the most recent appraisal. Some factors that could cause significant changes include the passage of more than twelve months since the time of the last appraisal; the volatility of the local market; the availability of financing; the number of competing properties; new improvements to or lack of maintenance of the subject property or competing surrounding properties; a change in zoning; environmental contamination; or failure of the project to meet material assumptions of the original appraisal. We generally consider appraisals to be current if they are dated within the past twelve months. However, we may obtain an updated appraisal on a more frequent basis if in our determination there are significant changes to the underlying assumptions from the most recent appraisal. As of March 31, 2012, $114.9 million of our collateral dependent loans had an appraisal older than twelve months. The fair value of the collateral for these loans was determined through inputs outside of appraisals, including actual and comparable sales transactions, broker price opinions and other relevant data.

The activity in the allowance for loan and lease losses for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Balance as of beginning of period	$153,631	$329,122
Charge offs:
Commercial	(10,579)	(80,730)
Real estate	(1,254)	(3,843)
Real estate — construction	(614)	(11,889)

Total charge offs	(12,447)	(96,462)
Recoveries:
Commercial	877	1,105
Real estate	28	11,391
Real estate — construction	—	917

Total recoveries	905	13,413

Net charge offs	(11,542)	(83,049)
Charge offs upon transfer to held for sale	(1,259)	(7,608)
Provision for loan and lease losses:
General	(5,645)	(28,066)
Specific	16,717	72,875

Total provision for loan and lease losses	11,072	44,809

Balance as of end of period	$151,902	$283,274

Allowance for loan and lease losses ratio	2.51%	4.65%

Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	0.74%	2.89%

Net charge offs as a percentage of average loans outstanding (annualized)	0.86%	5.90%

Our allowance for loan and lease losses decreased by $1.7 million to $151.9 million as of March 31, 2012 from $153.6 million as of December 31, 2011. This decrease was attributable to a $5.6 million decrease in general reserves partially offset by a $3.9 million increase in specific reserves on impaired loans as further described below.

The decrease in the general reserves was driven by loans from older origination vintages that had higher historical loss factors paying off, paying down or becoming impaired. This decrease was only partially offset by additions to the general reserve from new loan originations that were comprised of loan types with lower historical loss factors. As of March 31, 2012, the unpaid principal balance of non-impaired loans had increased to $5.5 billion and the general reserves allocated to that portfolio had decreased to $121.5 million, representing an effective reserve percentage of 2.2%. As of December 31, 2011, the unpaid principal balance of non-impaired loans was $5.3 billion and the general reserves allocated to that portfolio were $127.2 million, representing an effective reserve percentage of 2.4%. The lower effective reserve percentage was attributable to the loan composition of the portfolio as of March 31, 2012 having more favorable credit loss characteristics based on historical experience than the loan portfolio as of December 31, 2011.

We employ a formal quarterly process to both identify impaired loans and record appropriate specific reserves based on available collateral and other borrower-specific information We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement. In this regard, impaired loans include those loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. Each quarter, we determine each impaired loan’s fair value. The fair value is either i) the present value of payments expected to be received discounted at the loan’s effective interest rate, ii) the fair value of the collateral for collateral dependent loans, or iii), the impaired loan’s observable market price. Each impaired loan’s fair value is compared to the recorded investment in the impaired loan. If a shortfall exists, a specific reserve is established. The specific reserves in place at each period end are directly related to the population of impaired loans in place at each period end.

The increase in specific reserves from December 31, 2011 to March 31, 2012 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $2.4 million, ii) additional specific reserves for loans impaired as of December 31, 2011 net of related reversals or charge offs of $56 thousand, and iii) new specific reserves net of related charge offs for loans new to impairment status during the quarter ended March 31, 2012 of $6.3 million. The specific reserves in place at March 31, 2012 and at December 31, 2011 reduce the carrying values of our impaired loans to the amounts we expect to collect.

As of March 31, 2012, the unpaid principal balance of impaired loans was $393.3 million with a specific allowance attributable to that portfolio of $30.4 million. Additionally, as of March 31, 2012, $158.4 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of March 31, 2012 of $188.8 million represented an expected total loss of 31.8% of the legal balance of $593.1 million (the March 31, 2012 balance plus amounts previously charged off). As of December 31, 2011, the unpaid principal balance of impaired loans was $425.3 million with a specific allowance attributable to that portfolio of $26.4 million. Additionally, as of December 31, 2011, $191.3 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of December 31, 2011 of $217.7 million represented an expected total loss of 33.3% of the legal balance of $654.6 million (the December 31, 2011 balance plus amounts previously charged off).

CapitalSource Bank Segment

The outstanding unpaid principal balances of non-performing loans in the CapitalSource Bank loan portfolio as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Non-accrual loans
Commercial	$53,842	$51,799
Real estate	29,364	69,460

Total loans on non-accrual	$83,206	$121,259

Accruing loans contractually past-due 90 days or more
Commercial	$—	$—
Real estate	—	—
Real estate — construction	—	—

Total accruing loans contractually past-due 90 days or more	$—	$—

Troubled debt restructurings (1)
Real estate	$53,030	$35,724

Total troubled debt restructurings	$53,030	$35,724

Total non-performing loans
Commercial	$53,842	$51,799
Real estate	82,394	105,184

Total non-performing loans	$136,236	$156,983

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

We had 10 potential problem loans with an unpaid principal balance of $4.4 million as of March 31, 2012, and 11 potential problem loans with an unpaid principal balance of $4.8 million as of December 31, 2011.

Of our non-accrual loans, $13.7 million and $1.9 million were 30-89 days delinquent, and $10.7 million and $17.7 million were over 90 days delinquent as of March 31, 2012 and December 31, 2011, respectively. Accruing loans 30-89 days delinquent were $5.2 million and $8.0 million as of March 31, 2012 and December 31, 2011, respectively.

The activity in the allowance for loan and lease losses for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Balance as of beginning of period	$94,650	$124,878
Charge offs:
Commercial	(279)	(50)
Real estate	(103)	(3,727)
Real estate — construction	—	(11,530)

Total charge offs	(382)	(15,307)
Recoveries:
Commercial	431	—
Real estate	14	11,369
Real estate — construction	—	831

Total recoveries	445	12,200

Net charge offs	63	(3,107)
Charge offs upon transfer to held for sale	—	(43)
Provision for loan losses:
General	(211)	7,217
Specific	2,114	4,025

Total provision for loan losses	1,903	11,242

Balance as of end of period	$96,616	$132,970

Allowance for loan and lease losses ratio	1.90%	3.31%

Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	0.15%	1.17%

Net charge offs as a percentage of average loans outstanding (annualized)	0.01%	0.33%

Our allowance for loan and lease losses increased by $1.9 million to $96.6 million as of March 31, 2012 from $94.7 million as of December 31, 2011. This increase was attributable to a $2.2 million increase in specific reserves, partially offset by a $0.2 million decrease in general reserves.

The decrease in the general reserves was driven by loans from older origination vintages that had higher historical loss factors paying off, paying down or becoming impaired. This decrease was only partially offset by additions to the general reserve from new loan originations that were comprised of loan types with lower historical loss factors. As of March 31, 2012, the unpaid principal balance of non-impaired loans had increased to $4.9 billion and the general reserves allocated to that portfolio were $84.4 million, representing an effective reserve percentage of 1.7%. As of December 31, 2011, the unpaid principal balance of non-impaired loans was $4.7 billion and the general reserves allocated to that portfolio were $84.6 million, representing an effective reserve percentage of 1.8%. The reduction in the effective reserve percentage was attributable to the loan composition of the portfolio as of March 31, 2012 having more favorable credit loss characteristics based on historical experience than the loan portfolio as of December 31, 2011.

We employ a formal quarterly process to both identify impaired loans and record appropriate specific reserves based on available collateral and other borrower-specific information We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement. In this regard, impaired loans include those loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. Each quarter, we determine each impaired loan’s fair value. The fair value is either i) the present value of payments expected to be received discounted at the loan’s effective interest rate, ii) the fair value of the collateral for collateral dependent loans, or iii), the impaired loan’s observable market price. Each impaired loan’s fair value is compared to the recorded investment in the impaired loan. If a shortfall exists, a specific reserve is established. The specific reserves in place at each period end are directly related to the population of impaired loans in place at each period end.

The increase in specific reserves from December 31, 2011 to March 31, 2012 stems from the net effect of i) additional specific reserves for loans impaired as of December 31, 2011 net of related reversals or charge offs of $1.2 million, and ii) new specific reserves net of related charge offs for loans new to impairment status during the quarter ended March 31, 2012 of $1.0 million. The specific reserves in place at March 31, 2012 and at December 31, 2011 reduce the carrying values of our impaired loans to the amounts we expect to collect.

As of March 31, 2012, the unpaid principal balance of impaired loans was $117.9 million with a specific allowance attributable to that portfolio of $12.2 million. Additionally, as of March 31, 2012, $32.2 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of March 31, 2012 of $44.4 million represented an expected total loss of 27.6% of the legal balance of $161.3 million (the March 31, 2012 balance plus amounts previously charged off). As of December 31, 2011, the unpaid principal balance of impaired loans was $124.1 million with a specific allowance attributable to that portfolio of $10.1 million. Additionally, as of December 31, 2011, $47.0 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of December 31, 2011 of $57.1 million represented an expected total loss of 31.8% of the legal balance of $179.1 million (the December 31, 2011 balance plus amounts previously charged off).

We believe the origination strategy and underwriting practices in place support a loan portfolio with normal, acceptable degrees of credit risk. We acknowledge, however, that some of our lending products have greater credit risk than others. The categories with more credit risk than others are those that have comprised a greater degree of our historical charge offs. For the years ended December 31, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception comprised 71% and 93%, respectively, of those years’ charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to July 2008 have a higher degree of credit risk than other lending products in our portfolio. As of March 31, 2012 and December 31, 2011, commercial real estate loans, excluding healthcare real estate loans, originated prior to July 2008 totaled $146.8 million and $202.6 million, respectively, or 2.9% and 4.1% of total loans, respectively.

During the three months ended March 31, 2012 and 2011, loans with an aggregate carrying value of $49.5 million and $96.2 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $1.6 million as of both March 31, 2012 and December 31, 2011.

During 2010, CapitalSource Bank restructured, in TDRs, three commercial real estate loans into new loans using an “A note / B note” structure in which the B note component has been fully charged off. The contractual principal balances of these three loans prior to the restructurings totaled $91.6 million. In connection with the restructurings, $8.8 million of debt was forgiven and charged off, and $4.9 million was collected as principal payments, leaving $59.9 million of A notes and $18.2 million of B notes. In March 2011, one of these A / B note arrangements with an aggregate carrying value of $21.1 million as of December 31, 2010 was repaid in full, including the previously charged off B note. As of March 31, 2012, the aggregate carrying value of the remaining one A note was $22.8 million, and as of December 31, 2011, the aggregate carrying value of the remaining two A notes was $35.7 million. The B notes had no aggregate carrying value as of March 31, 2012 and December 31, 2011. During the three months ended March 31, 2012, the remaining one A note that were TDRs with an aggregate carrying value of $22.8 million were no longer considered as impaired as they performed in accordance with market-based restructured terms for twelve consecutive months.

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

In January 2012, Capital Source Bank restructured, as a TDR, a commercial real estate loan into new loans using an A note / B note / C note structure similar to the A note / B note structure stated above. The contractual principal balance of the loan prior to the restructure totaled $61.0 million, of which $11.2 million was previously charged off during the year ended December 31, 2011. The January 2012 restructure resulted in a $47.4 million A note, a $2.4 million B note, and a $11.2 million C note, in which the C note represents the amount of the loan previously charged off. During January 2012, the B note was repaid in full. As of March 31, 2012, the carrying value of the A note was $29.8 million and the C note had no carrying value.

Other Commercial Finance Segment

The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Non-accrual loans
Commercial	$99,541	$99,810
Real estate	32,781	34,978
Real estate — construction	22,695	24,628

Total loans on non-accrual	$155,017	$159,416

Accruing loans contractually past-due 90 days or more
Real estate	$—	$5,603

Total accruing loans contractually past-due 90 days or more	$—	$5,603

Troubled debt restructurings (1)
Commercial	$120,307	$106,614
Real estate — construction	—	30,332

Total troubled debt restructurings	$120,307	$136,946

Total non-performing loans
Commercial	$219,848	$206,424
Real estate	32,781	40,581
Real estate — construction	22,695	54,960

Total non-performing loans	$275,324	$301,965

(1)	Excludes non-accrual loans and accruing loans contractually past-due 90 days or more.

We had no potential problem loans as of March 31, 2012 and December 31, 2011.

Of our non-accrual loans, $62 thousand and $2.4 million were 30-89 days delinquent, and $63.0 million and $72.5 million were over 90 days delinquent as of March 31, 2012 and December 31, 2011, respectively. There were no accruing loans 30-89 days delinquent as of March 31, 2012. Accruing loans 30-89 days delinquent were $0.4 million as of December 31, 2011.

The activity in the allowance for loan and lease losses for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Balance as of beginning of period	$58,981	$204,244
Charge offs:
Commercial	(10,300)	(80,680)
Real estate	(1,151)	(116)
Real estate — construction	(614)	(359)

Total charge offs	(12,065)	(81,155)
Recoveries:
Commercial	446	1,105
Real estate	14	22
Real estate — construction	—	86

Total recoveries	460	1,213

Net charge offs	(11,605)	(79,942)
Charge offs upon transfer to held for sale	(1,259)	(7,565)
Provision for loan and lease losses:
General	(5,434)	(35,283)
Specific	14,603	68,850

Total provision for loan and lease losses	9,169	33,567

Balance as of end of period	$55,286	$150,304

Allowance for loan and lease losses ratio	5.75%	7.25%

Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	3.62%	5.70%

Net charge offs as a percentage of average loans outstanding (annualized)	5.07%	14.97%

Our allowance for loan and lease losses decreased by $3.7 million to $55.3 million as of March 31, 2012 from $59.0 million as of December 31, 2011. This decrease was attributable to a $5.4 million decrease in general reserves and a $1.7 million increase in specific reserves on impaired loans as further described below.

The decrease in general reserves was a result of loan payoffs, sales and foreclosures. Our loans in categories with the greatest historical loss experience continue to pay off or be otherwise resolved. As of March 31, 2012, the unpaid principal balance of non-impaired loans had decreased to $624.5 million and the general reserves allocated to that portfolio were $37.2 million, representing an effective reserve percentage of 6.0%. As of December 31, 2011, the unpaid principal balance of non-impaired loans was $670.4 million and the general reserves allocated to that portfolio were $42.6 million, representing an effective reserve percentage of 6.4%.

We employ a formal quarterly process to both identify impaired loans and record appropriate specific reserves based on available collateral and other borrower-specific information We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement. In this regard, impaired loans include those loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. Each quarter, we determine each impaired loan’s fair value. The fair value is either i) the present value of payments expected to be received discounted at the loan’s effective interest rate, ii) the fair value of the collateral for collateral dependent loans, or iii), the impaired loan’s observable market price. Each impaired loan’s fair value is compared to the recorded investment in the impaired loan. If a shortfall exists, a specific reserve is established. The specific reserves in place at each period end are directly related to the population of impaired loans in place at each period end.

The increase in specific reserves from December 31, 2011 to March 31, 2012 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $3.6 million, and ii) new specific reserves net of related charge offs for loans new to impairment status during the quarter ended March 31, 2012 of $5.3 million. The specific reserves in place at March 31, 2012 and at December 31, 2011 reduce the carrying values of our impaired loans to the amounts we expect to collect.

As of March 31, 2012, the unpaid principal balance of impaired loans was $275.3 million with a specific allowance attributable to that portfolio of $18.1 million. Additionally, as of March 31, 2012, $126.2 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of March 31, 2012 of $144.3 million represented an expected total loss of 33.4% of the legal balance of $431.8 million (the March 31, 2012 balance plus amounts previously charged off). As of December 31, 2011, the unpaid principal balance of impaired loans was $301.2 million with a specific allowance attributable to that portfolio of $16.4 million. Additionally, as of December 31, 2011, $144.3 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of December 31, 2011 of $160.7 million represented an expected total loss of 33.8% of the legal balance of $475.5 million (the December 31, 2011 balance plus amounts previously charged off).

In the Other Commercial Finance portfolio, the areas with more credit risk than others are those that have comprised a greater degree of our historical charge offs. For the years ended December 31, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception comprised 22% and 48%, respectively, of those years’ charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to July 2008 have a higher degree of credit risk than other lending products in our portfolio. As of March 31, 2012 and December 31, 2011, commercial real estate loans, excluding healthcare real estate loans, originated prior to July 2008 totaled $95.6 million and $101.1 million, respectively, or 9.9% and 9.8% of total loans, respectively. Additionally, cash flow based commercial loans originated prior to July 2008 are considered to be higher risk based on historical charge offs. For the years ended December 31, 2011 and 2010, cash flow based commercial loans originated prior to July 2008 comprised 55% and 40%, respectively, of those years’ charge offs. As of March 31, 2012 and December 31, 2011, cash flow based commercial loans originated prior to July 2008 totaled $548.1 million and $588.7 million, respectively, or 57.0% and 56.9% of total loans, respectively.

During the three months ended March 31, 2012 and 2011, loans with an aggregate carrying value of $21.5 million and $58.6 million, respectively, as of their respective restructuring dates, were involved in TDRs. Additionally, loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $6.8 million and $5.8 million as of March 31, 2012 and December 31, 2011, respectively.

Liquidity and Capital Resources

We separately manage the liquidity of CapitalSource Bank and the Parent Company as required by regulation. Our liquidity management is based on our assumptions related to expected cash inflows and outflows that we believe are reasonable. These include our assumption that substantially all newly originated loans will be funded by CapitalSource Bank.

As of March 31, 2012, we had $1.3 billion of unfunded commitments to extend credit to our clients, of which $956.2 million were commitments of CapitalSource Bank and $346.1 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion to future fundings by us, and our clients may draw on these unfunded commitments at any time. We forecast adequate liquidity to fund the expected borrower draws under these commitments.

The information contained in this section should be read in conjunction with, and is subject to and qualified by the information set forth in our Risk Factors and the Cautionary Note Regarding Forward Looking Statements in our Form 10-K.

CapitalSource Bank Liquidity

CapitalSource Bank’s primary sources of liquidity include deposits, payments of principal and interest on loans and securities, cash equivalents and borrowings from the FHLB SF. Secondary sources of liquidity may also include capital contributions and borrowings from the Parent Company, borrowings from banks or the FRB, loan sales and the issuance of debt securities. We intend to maintain sufficient liquidity at CapitalSource Bank to meet depositor demands and fund loan commitments and operations as well as to maintain liquidity ratios required by our regulators.

CapitalSource Bank’s primary uses of liquidity include funding new and existing loans, purchasing investment securities, funding net deposit outflows, paying operating expenses, paying income taxes pursuant to our intercompany tax allocation arrangement and paying dividends. CapitalSource Bank operates in accordance with the remaining conditions imposed and contractual agreements entered in connection with regulatory approvals obtained upon its formation, including requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15% and capital levels required for a bank to be considered “well- capitalized” under relevant banking regulations. In addition, we have a policy to maintain 7.5% of CapitalSource Bank’s assets in unencumbered cash, cash equivalents and investments. In accordance with regulatory guidance, we have identified, modeled and planned for the financial, capital and liquidity impact of various events and scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, a material increase in loan funding obligations, a material increase in credit costs or any combination of these events. We anticipate that CapitalSource Bank would be able to maintain sufficient liquidity and ratios in excess of its required minimum ratios in these events and scenarios.

CapitalSource Bank’s primary source of liquidity is deposits, most of which are in the form of certificates of deposit. As of March 31, 2012, deposits at CapitalSource Bank were $5.3 billion. We utilize various product, pricing and promotional strategies in our deposit business, so that we are able to obtain and maintain sufficient deposits to meet our liquidity needs. For additional information, see Note 9, Deposits, in our audited consolidated financial statements for the year ended December 31, 2011, in our Form 10-K.

CapitalSource Bank supplements its liquidity with borrowings from the FHLB SF. As of March 31, 2012, CapitalSource Bank had financing availability with the FHLB SF equal to 35% of CapitalSource Bank’s total assets. The maximum financing available under this formula was $2.4 billion and $2.3 billion as of March 31, 2012 and December 31, 2011, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of March 31, 2012, securities collateral with an estimated fair value of $412.0 million and loans with an unpaid principal balance of $549.6 million were pledged to the FHLB SF. Securities and loans pledged to the FHLB SF are subject to an advance rate in determining borrowing capacity.

As of March 31, 2012 and December 31, 2011, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Borrowing capacity	$825,578	$838,531
Less: outstanding principal	(587,000)	(550,000)
Less: outstanding letters of credit	(450)	(600)

Unused borrowing capacity	$238,128	$287,931

CapitalSource Bank participates in the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of March 31, 2012, collateral with an estimated fair value of $87.4 million had been pledged under this program, and there were no borrowings outstanding under this program.

CapitalSource Bank also maintains a portfolio of investment securities. As of March 31, 2012, CapitalSource Bank had $414.6 million of cash and cash equivalents and $1.1 billion in investment securities, available-for-sale. The investment portfolio comprises primarily highly liquid securities that can be sold and converted to cash if additional liquidity needs arise.

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

The Parent Company’s primary uses of liquidity include interest and principal payments on our existing debt, tax payments, share repurchases pursuant to our Stock Repurchase Program, debt repurchases, any dividends that we may pay and the funding of unfunded commitments. The Parent Company is required to repurchase its 7.25% Convertible Debentures in cash at the option of the noteholders on July 15, 2012. As of March 31, 2012, the outstanding principal balance on the 7.25% Convertible Debentures was $24.9 million.

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of March 31, 2012, there were no amounts outstanding under this facility.

In December 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock over a period of up to two years, and through March 31, 2012, our Board of Directors authorized the repurchase of an additional $635.0 million of our common stock during such period (in aggregate, the “Stock Repurchase Program”). During the three months ended March 31, 2012, we repurchased 19.0 million shares of our common stock under the Stock Repurchase Program at an average price of $6.80 per share for a total purchase price of $129.1 million. Of these purchases, purchases of 300,000 shares at an average price of $6.64 per share were settled in April 2012. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

For additional information, see Note 12, Shareholders’ Equity, in our audited consolidated financial statements for the year ended December 31, 2011, in our Form 10-K.

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

We evaluate all SPEs with which we are affiliated to determine whether such entities must be consolidated for financial statement purposes. If we determine that such entities represent variable interest entities, we consolidate these entities if we also determine that we are the primary beneficiary of the entity. For special purpose entities for which we determine we are not the primary beneficiary, we account for our economic interests in these entities in accordance with the nature of our investments. The assets and related liabilities of all special purpose entities that we use to issue our term debt are recognized in our accompanying audited consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Commitments, Guarantees & Contingencies

As of March 31, 2012 and December 31, 2011, we had unfunded commitments to extend credit to our clients of $1.3 billion and $1.4 billion, respectively. Additional information on these contingencies is included in Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2011, included in our Form 10-K, and Liquidity and Capital Resources — Parent Company Liquidity herein.

We have non-cancelable operating leases for office space and office equipment, which expire over the next thirteen years and contain provisions for certain annual rental escalations. For additional information, see Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2011, in our Form 10-K.

We provide standby letters of credit in conjunction with several of our lending arrangements. As of March 31, 2012 and December 31, 2011, we had issued $59.9 million and $79.4 million, respectively, in letters of credit which expire at various dates over the next nine years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $1.5 million and $1.7 million as of March 31, 2012 and December 31, 2011, respectively, and are included in other liabilities. We also provide standby letters of credit under certain of our property leases.

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

During the years ended December 31, 2010 and 2009, we sold all of our remaining direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights, however, no such notification has been received to date. As of March 31, 2012, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Credit Risk Management

Credit risk within our loan portfolio is the risk of loss arising from adverse changes in a borrower’s or counterparty’s ability to meet its financial obligations under agreed-upon terms. The degree of credit risk will vary based on many factors, the credit characteristics of the client, the contractual terms of the agreement and the availability and quality of collateral. We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding with an individual counterparty, by obtaining collateral based on the nature of the lending arrangement and management’s assessment of the client, and by applying uniform credit standards maintained for all activities with credit risk.

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

As appropriate, various committees evaluate and approve credit standards and oversee the credit risk management function related to our loans and other investments. Its primary responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring economic and market conditions having an impact on our credit-related activities and evaluating and monitoring overall credit risk and monitoring our client’s financial condition and performance.

Substantially all new loans have been originated at CapitalSource Bank, and we maintain a comprehensive credit policy manual and supplemental specific loan product underwriting guidelines. Among other things, the credit policy manual sets forth requirements that meet the regulations enforced by both the FDIC and the DFI. Examples of such requirements include the loan to value limitations for real estate secured loans, standards for real estate appraisals and other third-party reports and collateral insurance requirements.

Our underwriting guidelines outline specific underwriting standards and minimum specific risk acceptance criteria for each lending product offered. Loan types defined within these guidelines are broadly categorized as asset-based loans, cash flow loans and real estate loans (commercial real estate and real estate construction loans), and each of these broad categories has specific subsections that define in detail the following:

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

We measure and document each loan’s compliance with our specific risk acceptance criteria at underwriting. If at underwriting, there is an exception to these criteria, an explanation of the factors that mitigate this additional risk is considered before an approval is granted. Upon the amendment of any loan agreement, we also measure a loan’s compliance with our specific risk acceptance criteria. A record of which loans have exceptions to our specific risk acceptance criteria at underwriting is maintained.

We continuously monitor a client’s ability to perform under its obligations. Additionally, we manage the size and risk profile of our loan portfolio by syndicating loan exposure to other lenders and selling loans.

Under our credit risk management process, each loan is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on: the borrower’s financial performance and financial standing, the borrower’s ability to repay the loan, and the adequacy of the collateral securing the loan. Subsequent to loan origination, risk ratings are monitored and reassessed on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s financial condition, cash flow or financial position. We use risk rating aggregations to measure credit risk within the loan portfolio. In addition to risk ratings, we consider the market trend of collateral values and loan concentrations by borrower industries and real estate property types (where applicable).

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of March 31, 2012, the largest borrower industry concentrations in our outstanding loan balance were health care and social assistance; real estate, rental and leasing; and timeshare which represented approximately 19%, 19% and 10% of the outstanding loan portfolio, respectively.

Apart from the borrower industry concentrations, loans secured by real estate represented approximately 41% of our outstanding loan portfolio. Within this area, the largest property type concentration was the multifamily category, comprising approximately 32% and the largest geographical concentration was in California, comprising approximately 25% of this loan portfolio.

Selected information pertaining to our largest credit relationships as of March 31, 2012 was as follows:

Loan Balance	% of Total Portfolio	Loan Type	Industry	Amount of Loan(s) at Origination	Loan Commitment	Performing	Specific Reserves	Underlying Collateral(1)	Date of Last Collateral Appraisal	Amount of Last Appraisal
($ in thousands)
$214,290	3.5%	Commercial	Timeshare	$173,663	$257,953	Partial(2)	$—	Timeshare receivables	N/A	N/A(2)
156,021	2.6	Real Estate	Vacation Resort Club	5,006	184,888	Yes	—	Portfolio of vacation properties	Various ranging from November 2008 to May 2011	$519,404(3)
91,643	1.5	Real Estate	Health Care and Social Assistance	400,000	91,643	Yes	—	Nursing Care Facilities	May 2010	458,500(4)
81,877	1.4	Commercial	Security System Services	31,496	99,200	Yes	—	Security Alarm Contracts	N/A	N/A(5)
77,000	1.3	Commercial	Security System Services	12,300	105,000	Yes	—	Security Alarm Contracts	N/A	N/A(6)

$620,831	10.3%			$622,465	$738,684

(1)	Represents the primary collateral securing the loan. In certain cases, there may be additional types of collateral.

(2)	The collateral that secures our loan balance of $214.3 million as of March 31, 2012 primarily consists of timeshare receivables and timeshare real estate that had a total value of $600.7 million as of March 31, 2012. Total senior debt, including our loan balance, secured by the collateral was $293.6 million as of March 31, 2012. This credit relationship includes multiple loans, one of which, with a balance of $29.8 million, is non-performing.

(3)	Total senior debt, including our loan balance, was $249.7 million as of March 31, 2012. Our loan balance of $156.0 million is net of a $20.2 million charge off and is classified as held for sale as of March 31, 2012.

(4)	Total senior debt, including our loan balance, was $362.5 million as of March 31, 2012.

(5)	Total senior debt, including our loan balance, was $206.7 million as of March 31, 2012.

(6)	Total senior debt, including our loan balance, was $97.7 million as of March 31, 2012.

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

There were 125 credit relationships in the non-performing portfolio as of March 31, 2012, and our largest non-performing credit relationship totaled $34.1 million and comprised 8.3% of our total non-performing loans.

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

A summary of concessions granted by loan type, including the accrual status of the loans as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012			December 31, 2011
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total
	($ in thousands)
Commercial
Maturity extension	$29,758	$61,922	$91,680	$24,208	$72,174	$96,382
Payment deferral	248	—	248	252	8,335	8,587
Multiple concessions	35,035	60,745	95,780	37,766	26,718	64,484

	65,041	122,667	187,708	62,226	107,227	169,453
Real estate
Interest rate and fee reduction	189	—	189	188	—	188
Maturity extension	65	22,757	22,822	1,023	41,213	42,236
Payment deferral	—	—	—	47,849	—	47,849
Multiple concessions	—	29,950	29,950	861	146	1,007

	254	52,707	52,961	49,921	41,359	91,280
Real estate – construction
Maturity extension	16,326	—	16,326	18,242	—	18,242
Multiple concessions	—	—	—	—	30,028	30,028

	16,326	—	16,326	18,242	30,028	48,270

Total	$81,621	$175,374	$256,995	$130,389	$178,614	$309,003

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

Losses incurred on TDRs since their initial restructuring by concession and loan type for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Commercial
Interest rate and fee reduction	$3	$18,728
Maturity extension	3,397	5,561
Payment deferral	4	7,443
Multiple concessions	2,818	27,140

	6,222	58,872
Real estate
Maturity extension	950	—

	950	—
Real estate – construction
Maturity extension	319	11,795

	319	11,795

Total	$7,491	$70,667

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three months ended March 31, 2012, almost all related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status. We recognized approximately $83 thousand of interest income for the three months ended March 31, 2012 on the commercial loans that experienced losses during this period.

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

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from all counterparties based on terms stipulated in the collateral support annex. We also monitor all exposure and collateral requirements daily on a per counterparty basis. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their derivative positions “net.” As of March 31, 2012 and December 31, 2011, the gross positive fair value of our derivative financial instruments was $61 thousand and $59.1 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $61 thousand and $40.3 million as of March 31, 2012 and December 31, 2011, respectively. We held no collateral and $18.8 million of collateral against derivative financial instruments as of March 31, 2012 and December 31, 2011, respectively.

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

Interest Rate Risk Management

Interest rate risk in our normal course of business refers to the change in earnings that may result from changes in interest rates, primarily various short-term interest rates, including LIBOR-based rates and the prime rate. We attempt to mitigate exposure to the earnings impact of interest rate changes by conducting the majority of our lending and borrowing on a variable rate basis. The majority of our loan portfolio bears interest at a spread to the LIBOR rate or a prime-based rate with most of the remainder bearing interest at a fixed rate. Approximately half of our borrowings bear interest at a spread to LIBOR or CP, with the remainder bearing interest at a fixed rate. Our deposits are fixed rate, but at short terms. We are also exposed to changes in interest rates in certain of our fixed rate loans and investments. We attempt to mitigate our exposure to the earnings impact of the interest rate changes in these assets by engaging in hedging activities as discussed below. For additional information, see Note 21, Derivative Instruments, in our audited consolidated financial statements for the year ended December 31, 2011, included in our Form 10-K.

The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied to the combined portfolios of our segments as of March 31, 2012, were as follows ($ in thousands):

Rate Change
(Basis Points)
+ 200	$10,397
+ 100	(3,483)
- 100	1,184
- 200	1,056

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

As of March 31, 2012, approximately 60% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest. Of the loans with interest rate floors and accruing interest, approximately 94% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of March 31, 2012 were as follows:

	Amount Outstanding	Percentage of Total Portfolio
	($ in thousands)
Loans with contractual interest rates:
Below the interest rate floor	$3,396,797	56%
Exceeding the interest rate floor	65,844	1
At the interest rate floor	153,789	3
Loans with interest rate floors on non-accrual	117,608	2
Loans with no interest rate floor	2,306,209	38

Total	$6,040,247	100%

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

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain judgments and assumptions based on information that is available at the time of the financial statements in determining accounting estimates used in the preparation of such statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2011, included in our Form 10-K. Accounting estimates are considered critical if the estimate requires management to make assumptions and judgments about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period, or if changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. We have established detailed policies and procedures to ensure that the assumptions and judgments surrounding these areas are adequately controlled, independently reviewed and consistently applied from period to period. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure related to these estimates. Our critical accounting estimates are described in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2011.

Supervision and Regulation

This is an update to certain sections from our discussion of Supervision and Regulation in our Form 10-K. For further information and discussion of supervision and regulation matters, see Item I. Business — Supervision and Regulation, in our Form 10-K for the year ended December 31, 2011. Together with the discussion of supervision and regulation matters in our Form 10-K for the year ended December 31, 2011, the following describes some of the more significant laws, regulations, and policies that affect our operations, but is not intended to be a complete listing of all laws that apply to us. From time to time, federal, state and foreign legislation is enacted and regulations are adopted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. We cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

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

Although the Parent Company is not directly regulated or supervised by the DFI, the FDIC, the FRB or any other federal or state bank regulatory authority either as a bank holding company or otherwise, the FDIC has authority pursuant to a contractual supervisory agreement with the Parent Company (the “Parent Company Agreement”) to examine the Parent Company, the relationship and transactions between it and CapitalSource Bank and the effect of such relationships and transactions on CapitalSource Bank. The Parent Company also is subject to regulation by other applicable federal and state agencies, such as the Securities and Exchange Commission. We are required to file periodic reports with these regulators and provide any additional information that they may require.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for additional information on our derivatives, see Note 15, Derivative Instruments, in our consolidated financial statements for the three months ended March 31, 2012, and Note 22, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2011 included in our Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2012 was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans(2)
January 1 — January 31, 2012	8,024,220	$6.81	7,907,600	—
February 1 — February 29, 2012	4,419,500	6.83	4,419,500	—
March 1 — March 31, 2012	6,373,800	6.75	6,673,800	—

Total	18,817,520		19,000,900	$209,052,972

(1)	Includes the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)	In December 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock over a period of up to two years, and through March 31, 2012, our Board of Directors authorized the repurchase of an additional $635.0 million of our common stock during such period (in the aggregate, the “Stock Repurchase Program”). During the three months ended March 31, 2012, we repurchased 19.0 million shares of our common stock under the Stock Repurchase Program at an average price of $6.80 per share for a total purchase price of $129.1 million. Of these purchases, purchases of 300,000 shares at an average price of $6.64 per share were settled in April 2012 which for accounting purposes were recorded in March 2012. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

ITEM 5.    OTHER INFORMATION

On April 30, 2012, CapitalSource Bank filed its Consolidated Reports of Condition and Income for A Bank With Domestic Offices Only — FFIEC 041, for the quarter ended March 31, 2012 (the “Call Report”) with the Federal Deposit Insurance Corporation (“FDIC”).

ITEM 6.    EXHIBITS

(a) Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: May 7, 2012	/s/ JAMES J. PIECZYNSKI
James J. Pieczynski Director and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2012	/s/ JOHN A. BOGLER
John A. Bogler Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2012	/s/ MICHAEL A. SMITH
Michael A. Smith Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No	Description

3.1	Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008) (incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).

3.2	Amended and Restated Bylaws (composite version; reflects all amendments through February 16, 2011) (incorporated by reference to exhibit 3.1 to the Form 8-K filed by CapitalSource on February 18, 2011).

10.1*#	2012 Executive Compensation Program.†

10.2*#	2012 Chief Accounting Officer Compensation Program.†

12.1	Ratio of Earnings to Fixed Charges.†

31.1	Rule 13a — 14(a) Certification of Chairman of the Board and Chief Executive Officer.†

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.†

32	Section 1350 certifications.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Label Linkbase Document†

101.PRE	XBRL Taxonomy Presentation Linkbase Document†

101.DEF	XBRL Taxonomy Definition Document†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

#	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.