Form 10-Q
period 2012-06-30
CAPITALSOURCE INC
filed 2012-08-06
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐      No  ☑

As of August 1, 2012, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 224,984,713.

CapitalSource Inc.

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
	($ in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$416,021	$458,548
Restricted cash (including $2.7 million and $23.7 million, respectively, of cash that can only be used to settle obligations of consolidated VIEs)	75,523	65,484
Investment securities:
Available-for-sale, at fair value	1,148,042	1,188,002
Held-to-maturity, at amortized cost	108,520	111,706
Total investment securities	1,256,562	1,299,708
Loans:
Loans held for sale	31,519	193,021
Loans held for investment	6,038,091	5,758,990
Less deferred loan fees and discounts	(61,115)	(68,843)
Less allowance for loan and lease losses	(133,359)	(153,631)
Loans held for investment, net (including $418.8 million and $504.5 million, respectively, of loans that can only be used to settle obligations of consolidated VIEs)	5,843,617	5,536,516
Total loans	5,875,136	5,729,537
Interest receivable	30,296	38,796
Other investments	72,669	81,245
Goodwill	173,135	173,135
Other assets	670,317	453,615
Total assets	$8,569,659	$8,300,068
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,382,012	$5,124,995
Term debt (including $214.1 million and $309.4 million, respectively, in obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.)	214,059	309,394
Other borrowings	1,029,606	1,015,099
Other liabilities	162,295	275,434
Total liabilities	6,787,972	6,724,922
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 224,999,706 and 256,112,205 shares issued and outstanding, respectively)	2,250	2,561
Additional paid-in capital	3,286,833	3,487,911
Accumulated deficit	(1,526,938)	(1,934,732)
Accumulated other comprehensive income, net	19,542	19,406
Total shareholders’ equity	1,781,687	1,575,146
Total liabilities and shareholders’ equity	$8,569,659	$8,300,068

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	($ in thousands, except per share data)
Net interest income:
Interest income:
Loans and leases	$108,301	$113,647	$217,371	$237,147
Investment securities	9,236	12,688	19,953	31,040
Other	445	1,090	735	1,390
Total interest income	117,982	127,425	238,059	269,577
Interest expense:
Deposits	12,640	13,398	25,931	26,781
Borrowings	7,524	32,409	15,091	65,778
Total interest expense	20,164	45,807	41,022	92,559
Net interest income	97,818	81,618	197,037	177,018
Provision for loan and lease losses	10,536	1,523	21,608	46,332
Net interest income after provision for loan and lease losses	87,282	80,095	175,429	130,686
Non-interest income, net:
Loan fees	3,057	3,410	7,725	8,014
Leased equipment income	3,258	73	6,516	73
(Loss) gain on sales of investments, net	(620)	8,725	(927)	32,240
Gain (loss) on derivatives, net	432	(271)	329	(2,149)
Other non-interest income, net	2,323	4,340	6,357	4,311
Total non-interest income	8,450	16,277	20,000	42,489
Non-interest expense:
Compensation and benefits	25,408	29,098	51,824	59,477
Professional fees	3,089	6,318	6,689	9,888
Occupancy expenses	6,221	4,019	9,980	7,973
FDIC fees and assessments	1,463	1,341	2,912	3,331
General depreciation and amortization	1,511	1,778	3,206	3,621
Other administrative expenses	13,622	10,367	23,242	20,758
Total operating expenses	51,314	52,921	97,853	105,048
Leased equipment depreciation	2,288	40	4,576	40
Expense of real estate owned and other foreclosed assets, net	3,821	10,956	4,271	21,289
Gain on extinguishment of debt	(8,142)	—	(8,059)	—
Other non-interest expense, net	(1,081)	(1,388)	(1,391)	(1,366)
Total non-interest expense	48,200	62,529	97,250	125,011
Net income before income taxes	47,532	33,843	98,179	48,164
Income tax (benefit) expense	(340,017)	17,249	(314,308)	28,411
Net income	$387,549	$16,594	$412,487	$19,753
Basic income per share	$1.71	$0.05	$1.76	$0.06
Diluted income per share	$1.66	$0.05	$1.72	$0.06
Average shares outstanding:
Basic	226,532,286	320,426,484	233,805,456	320,311,588
Diluted	233,097,739	327,087,717	240,348,137	327,025,588
Dividends declared per share	$0.01	$0.01	$0.02	$0.02

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	($ in thousands)
Net income	$387,549	$16,594	$412,487	$19,753
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of tax	(960)	20,454	487	25,297
Unrealized gain (loss) on foreign currency translation, net of tax	—	1,878	(351)	11,460
Other comprehensive (loss) income	(960)	22,332	136	36,757
Comprehensive income	$386,589	$38,926	$412,623	$56,510

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net	Total Shareholders’ Equity
	(Unaudited)
	($ in thousands)
Total shareholders’ equity as of December 31, 2011	$2,561	$3,487,911	$(1,934,732)	$19,406	$1,575,146
Net income	—	—	412,487	—	412,487
Other comprehensive income	—	—	—	136	136
Dividends paid	—	42	(4,693)	—	(4,651)
Stock option expense	—	887	—	—	887
Exercise of options	—	37	—	—	37
Restricted stock activity	(1)	5,207	—	—	5,206
Repurchase of common stock	(310)	(207,251)	—	—	(207,561)
Total shareholders’ equity as of June 30, 2012	$2,250	$3,286,833	$(1,526,938)	$19,542	$1,781,687

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Unaudited) ($ in thousands)
Operating activities
Net income	$412,487	$19,753
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	887	3,026
Restricted stock expense	5,844	3,511
Gain on extinguishment of debt	(8,059)	—
Amortization of deferred loan fees and discounts	(22,434)	(40,869)
Paid-in-kind interest on loans	4,056	29,804
Provision for loan and lease losses	21,608	46,332
Amortization of deferred financing fees and discounts	898	15,956
Depreciation and amortization	9,457	74
(Benefit) provision for deferred income taxes	(353,763)	50,354
Non-cash gain on investments, net	(459)	(35,708)
Non-cash loss on foreclosed assets and other property and equipment disposals	871	17,765
Unrealized (gain) loss on derivatives and foreign currencies, net	(1,256)	2,130
Decrease in interest receivable	8,500	19,276
Decrease in loans held for sale, net	21,673	200,950
Decrease in other assets	139,305	72,029
Decrease in other liabilities	(113,766)	(76,566)
Cash provided by operating activities	125,849	327,817
Investing activities:
(Increase) decrease in restricted cash	(10,039)	27,330
(Increase) decrease in loans, net	(179,879)	364,546
Reduction of marketable securities, available for sale, net	21,132	94,790
Reduction of marketable securities, held to maturity, net	4,023	54,689
Reduction of other investments, net	6,909	23,683
Acquisition of property and equipment, net	(1,166)	(7,094)
Cash (used in) provided by investing activities	(159,020)	557,944
Financing activities:
Deposits accepted, net of repayments	257,017	164,517
Repayments on credit facilities, net	—	(68,792)
Repayments and extinguishment of term debt	(95,357)	(282,985)
Borrowings under other borrowings	41,159	67,958
Repurchase of common stock	(207,561)	—
Proceeds from exercise of options	37	804
Payment of dividends	(4,651)	(6,447)
Cash used in financing activities	(9,356)	(124,945)
(Decrease) increase in cash and cash equivalents	(42,527)	760,816
Cash and cash equivalents as of beginning of period	458,548	820,450
Cash and cash equivalents as of end of period	$416,021	$1,581,266
Supplemental information:
Noncash transactions from investing and financing activities:
Assets acquired through foreclosure	$11,237	$10,911

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

We are a commercial lender that, primarily through our wholly owned subsidiary, CapitalSource Bank, provides financial products to small and middle market businesses nationwide and provides depository products to customers in southern and central California and, to a lesser extent, our borrowers. The majority of our loans require monthly interest payments at variable rates and, in many cases, our loans provide for interest rate floors that help us maintain our yields when interest rates are low or declining. We price our loans based upon the risk profile of our clients.

For the three and six months ended June 30, 2012 and 2011, we operated as two reportable segments: CapitalSource Bank and Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our legacy loan portfolio and investment activities by the Parent Company. For additional information, see Note 17, Segment Data.

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

Reclassifications

Certain amounts in prior period consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of the presentation of our consolidated statements of operations to include the captions of non-interest income and non-interest expense as compared to operating expenses and other income (expense). Accordingly, the reclassifications have been appropriately reflected throughout our consolidated financial statements.

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

Note 3. Cash	and Cash Equivalents and Restricted Cash

As of June 30, 2012 and December 31, 2011, our cash and cash equivalents and restricted cash balances were as follows:

	June 30, 2012		December 31, 2011
	Unrestricted	Restricted(1)	Unrestricted	Restricted(1)
	($ in thousands)
Cash and cash equivalents and restricted cash:
Cash and due from banks	$186,503	$32,794	$231,701	$41,808
Interest-bearing deposits in other banks(2)	18,035	—	186,868	16
Other short-term investments(3)	211,483	42,729	39,979	23,660
Total cash and cash equivalents and restricted cash	$416,021	$75,523	$458,548	$65,484

(1)

Restricted cash includes principal and interest collections received from loans held in securitization trusts, loan-related escrow and reserve accounts, and cash that has been pledged as collateral supporting letters of credit and derivative liabilities.

(2)	Included in these balances for CapitalSource Bank were $15.1 million and $179.1 million in deposits at the Federal Reserve Bank (“FRB”) as of June 30, 2012 and December 31, 2011, respectively.

(3)

Unrestricted cash is invested in short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P), P1 (Moody’s) or F1 (Fitch), and restricted cash is invested in a short-term money market fund which has ratings of AAAm (S&P) and Aaa (Moody’s), as well as commercial paper, which is rated by at least two of the three major rating agencies (S&P, Moody’s or Fitch) and has a rating of A1 (S&P), P1 (Moody’s) or F1 (Fitch).

Note 4. Loans	and Credit Quality

As of June 30, 2012 and December 31, 2011, our outstanding loan balance was $6.1 billion and $5.9 billion, respectively. Included in these amounts were loans held for sale and loans held for investment. As of June 30, 2012 and December 31, 2011, interest and fee receivables on these loans totaled $26.8 million and $35.0 million, respectively.

As of June 30, 2012 and December 31, 2011, the outstanding unpaid principal balance of loans including loans held for sale, by type of loan, was as follows:

	June 30, 2012		December 31, 2011
	($ in thousands except percentages)
Commercial	$3,555,433	59%	$3,544,590	60%
Real estate	2,476,609	40	2,341,136	39
Real estate - construction	37,568	1	66,285	1
Total(1)	$6,069,610	100%	$5,952,011	100%

(1)	Excludes deferred loan fees and discounts and the allowance for loan and lease losses. Includes loans held for sale carried at lower of cost or fair value.

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

During the three and six months ended June 30, 2012, we transferred loans with a carrying value of $90.3 million and $100.9 million, respectively, from held for investment to held for sale which included $21.1 million and $31.3 million of impaired loans, respectively. These transfers were based on our decision to sell these loans as part of overall portfolio management and workout strategies. We did not incur any losses due to lower of cost or fair value adjustments at the time of transfer during the three and six months ended June 30, 2012. We did not reclassify any loans from held for sale to held for investment during the three months ended June 30, 2012. For the six months ended June 30, 2012, we reclassified $5.0 million of loans from held for sale to held for investment based on our intent to retain these loans for investment.

During the three and six months ended June 30, 2011, we transferred loans with a carrying value of $135.4 million and $165.7 million, respectively, all of which were impaired, from held for investment to held for sale. These transfers were based on our decision to sell these loans as part of overall portfolio management and workout strategies. We incurred $1.4 million of losses due to lower of cost or fair value adjustments at the time of transfer during the three and six months ended June 30, 2011. We also reclassified $28.6 million of loans from held for sale to held for investment during the six months ended June 30, 2011, based on our intent to retain these loans for investment.

During the three and six months ended June 30, 2012, we recognized net pre-tax gains on the sale of loans of $2.0 million and $3.1 million, respectively. During the three and six months ended June 30, 2011, we recognized net pre-tax gains on the sale of loans of $3.1 million and $4.4 million, respectively.

As of December 31, 2011, loans held for sale with an outstanding balance of $2.9 million were classified as non-accrual loans. We did not have any loans held for sale that were on non-accrual status as of June 30, 2012. We did not record any fair value write-downs on non-accrual loans held for sale during the three and six months ended June 30, 2012 and 2011.

Loans Held for Investment

Loans held for investment are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. We maintain an allowance for loan and lease losses for loans held for investment, which is calculated based on management’s estimate of incurred loan and lease losses inherent in our loan and lease portfolio as of the balance sheet date. This methodology is used consistently to develop our allowance for loan and lease losses for all loans and leases in our loan portfolio.

Non-performing loans include all loans on non-accrual status and accruing loans which are contractually past due 90 days or more as to principal or interest payments. Our remediation efforts on these loans are based upon the characteristics of each specific situation and include, among other things, one of or a combination of the following:

•	request that the equity owners of the borrower inject additional capital;

•	require the borrower to provide us with additional collateral;

•	request additional guaranties or letters of credit;

•	request the borrower to improve cash flow by taking actions such as selling non-strategic assets or reducing operating expenses;

•	modify the terms of the loan, including the deferral of principal or interest payments, where we will appropriately classify the modification as a TDR;

•	initiate foreclosure proceedings on the collateral; or

•	sell the loan in certain cases where there is an interested third-party buyer.

As of June 30, 2012 and December 31, 2011, the carrying value of loans held for investment by loan class, separated by performing and non-performing categories, was as follows:

	June 30, 2012			December 31, 2011
Class	Performing	Non-Performing	Total	Performing	Non-Performing	Total
	($ in thousands)
Asset-based	$1,259,354	$57,687	$1,317,041	$1,211,511	$62,917	$1,274,428
Cash flow	1,899,956	80,914	1,980,870	1,757,190	186,193	1,943,383
Healthcare asset-based	205,412	—	205,412	265,489	3,937	269,426
Healthcare real estate	555,027	27,965	582,992	561,882	23,600	585,482
Multifamily	881,308	1,654	882,962	852,766	1,703	854,469
Real estate	784,733	18,637	803,370	441,490	158,761	600,251
Small business	195,140	9,189	204,329	152,068	10,640	162,708
Total(1)	$5,780,930	$196,046	$5,976,976	$5,242,396	$447,751	$5,690,147

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

During the three and six months ended June 30, 2012, we purchased loans held for investment with an outstanding principal balance at the time of purchase of $34.9 million and $78.3 million, respectively.

As of June 30, 2012 and December 31, 2011, CapitalSource Bank pledged loans held for investment with an outstanding principal balance of $661.8 million and $459.5 million, respectively, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) as collateral for its financing facility.

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

Under our credit risk management process, each loan is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on: the client’s financial performance and financial standing, the client’s ability to repay the loan, and the adequacy of the collateral securing the loan. Subsequent to loan origination, risk ratings are monitored and reassessed on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client’s financial condition, cash flow or financial position. We use risk rating aggregations to measure credit risk within the loan portfolio. In addition to risk ratings, we consider the market trend of collateral values and loan concentrations by client industries and real estate property types (where applicable).

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

As of June 30, 2012 and December 31, 2011, the carrying value of each class of loans held for investment, by internal risk rating, was as follows:

	Internal Risk Rating
Class	Pass	Special Mention	Substandard	Doubtful	Total
	($ in thousands)
As of June 30, 2012:
Asset-based	$1,217,609	$15,311	$50,578	$33,543	$1,317,041
Cash flow	1,589,549	124,324	214,115	52,882	1,980,870
Healthcare asset-based	114,143	76,461	14,808	—	205,412
Healthcare real estate	512,587	42,440	27,965	—	582,992
Multifamily	864,846	15,172	2,944	—	882,962
Real estate	714,467	33,675	55,228	—	803,370
Small business	189,002	5,488	9,645	194	204,329
Total(1)	$5,202,203	$312,871	$375,283	$86,619	$5,976,976
As of December 31, 2011:
Asset-based	$953,406	$180,588	$132,848	$7,586	$1,274,428
Cash flow	1,602,838	27,018	228,502	85,025	1,943,383
Healthcare asset-based	177,996	75,980	15,397	53	269,426
Healthcare real estate	489,099	72,783	23,600	—	585,482
Multifamily	849,251	3,516	1,702	—	854,469
Real estate	428,750	42,634	128,867	—	600,251
Small business	143,709	8,869	1,470	8,660	162,708
Total(1)	$4,645,049	$411,388	$532,386	$101,324	$5,690,147

(1)	Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

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

As of June 30, 2012 and December 31, 2011, the carrying value of each class of non-accrual loans was as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Asset-based	$57,687	$33,236
Cash flow	80,914	110,280
Healthcare asset-based	—	822
Healthcare real estate	27,965	23,600
Multifamily	1,654	1,703
Real estate	18,637	87,663
Small business	5,997	5,995
Total(1)	$192,854	$263,299

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

As of June 30, 2012 and December 31, 2011, the delinquency status of loans in our loan portfolio was as follows:

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater than 90 Days Past Due and Accruing
	($ in thousands)
As of June 30, 2012:
Asset-based	$456	$2,763	$3,219	$1,313,822	$1,317,041	$—
Cash flow	—	3,237	3,237	1,976,060	1,979,297	—
Healthcare asset-based	—	—	—	205,412	205,412	—
Healthcare real estate	—	27,965	27,965	555,027	582,992	—
Multifamily	—	1,032	1,032	881,930	882,962	—
Real estate	—	17,779	17,779	785,591	803,370	—
Small business	269	4,250	4,519	196,618	201,137	—
Total(1)	$725	$57,026	$57,751	$5,914,460	$5,972,211	$—
As of December 31, 2011:
Asset-based	$2,611	$8,677	$11,288	$1,260,754	$1,272,042	$—
Cash flow	218	9,701	9,919	1,933,464	1,943,383	—
Healthcare asset-based	—	—	—	269,426	269,426	—
Healthcare real estate	—	17,951	17,951	567,531	585,482	—
Multifamily	1,565	188	1,753	852,716	854,469	—
Real estate	5,762	44,049	49,811	550,440	600,251	5,603
Small business	2,213	4,675	6,888	151,313	158,201	—
Total(1)	$12,369	$85,241	$97,610	$5,585,644	$5,683,254	$5,603

(1)	Excludes loans held for sale and purchased credit impaired loans. Balances are net of deferred loan fees and discounts.

If our non-accrual loans had performed in accordance with their original terms, interest income would have been $24.0 million and $50.2 million higher for the three and six months ended June 30, 2012, respectively, and $28.7 million and $61.7 million higher for the three and six months ended June 30, 2011, respectively.

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

We continue to recognize interest income on loans that have been identified as impaired but that have not been placed on non-accrual status.

As of June 30, 2012 and December 31, 2011, information pertaining to our impaired loans was as follows:

	June 30, 2012			December 31, 2011
	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance
	($ in thousands)
With no related allowance recorded:
Asset-based	$98,454	$139,259	$—	$55,445	$89,519	$—
Cash flow	75,975	144,368	—	80,453	143,131	—
Healthcare asset-based	—	12,443	—	3,937	15,133	—
Healthcare real estate	27,965	34,976	—	23,600	28,961	—
Multifamily	1,654	1,757	—	1,703	2,988	—
Real estate	48,924	134,813	—	123,766	226,359	—
Small business	10,367	17,468	—	14,679	20,938	—
Total	263,339	485,084	—	303,583	527,029	—

With allowance recorded:
Asset-based	6,995	7,125	(2,071)	7,472	9,847	(2,030)
Cash flow	87,148	93,743	(18,728)	105,740	117,766	(24,418)
Healthcare asset-based	—	—	—	—	—	—
Healthcare real estate	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Real estate	—	—	—	—	—	—
Small business	—	—	—	—	—	—
Total	94,143	100,868	(20,799)	113,212	127,613	(26,448)
Total impaired loans	$357,482	$585,952	$(20,799)	$416,795	$654,642	$(26,448)

(1)	Carrying value of impaired loans before applying specific reserves. Excludes loans held for sale. Balances are net of deferred loan fees and discounts.

(2)

Represents the contractual amounts owed to us by borrowers. The difference between the carrying value and the contractual amounts owed relates to the previous recognition of charge offs and are net of deferred loan fees and discounts.

Average balances and interest income recognized on impaired loans held for investment, by loan class, for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)
	($ in thousands)
No allowance recorded:
Asset-based	$76,710	$1,091	$69,557	$622	$66,085	$1,521	$75,611	$1,392
Cash flow	66,941	989	115,414	2,501	72,001	2,037	122,127	3,721
Healthcare asset-based	399	—	1,421	101	1,916	155	1,002	101
Healthcare real estate	31,047	—	21,852	165	27,820	—	20,579	165
Multifamily	934	—	7,198	—	1,137	—	8,813	—
Real estate	59,496	1,815	188,509	1,245	84,098	2,982	246,797	2,921
Small business	13,662	—	10,129	—	14,098	—	10,014	—
Total	249,189	3,895	414,080	4,634	267,155	6,695	484,943	8,300

With allowance recorded:
Asset-based	10,408	—	41,694	—	8,524	74	61,933	—
Cash flow	107,685	689	126,335	831	106,493	1,391	137,642	1,663
Healthcare asset-based	—	—	811	—	—	—	1,429	—
Healthcare real estate	1,962	—	8,802	—	1,121	—	9,296	—
Multifamily	—	—	1,242	—	—	—	710	—
Real estate	—	—	31,509	—	—	—	45,901	—
Small business	—	—	511	—	—	—	425	—
Total	120,055	689	210,904	831	116,138	1,465	257,336	1,663
Total impaired loans	$369,244	$4,584	$624,984	$5,465	$383,293	$8,160	$742,279	$9,963

(1)

We recognized $0.1 million of cash basis interest income on impaired loans during the six months ended June 30, 2011. We did not recognize any cash basis interest income on impaired loans during the three and six months ended June 30, 2012 or the three months ended June 30, 2011.

As of June 30, 2012 and December 31, 2011, the carrying value of impaired loans with no related allowance recorded was $263.3 million and $303.6 million, respectively. Of these amounts, $73.2 million and $136.3 million, respectively, related to loans that were charged off to their carrying values. These charge offs were primarily the result of impairment measurements of collateral dependent loans for which ultimate collection depends solely on the sale of the collateral. The remaining $190.1 million and $167.3 million related to loans that had no recorded charge offs or specific reserves as of June 30, 2012 and December 31, 2011, respectively, based on our estimate that we ultimately will collect all principal and interest amounts due.

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

Activity in the allowance for loan and lease losses related to our loans held for investment for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Balance as of beginning of period	$151,902	$283,274	$153,631	$329,122
Charge offs	(33,494)	(83,468)	(45,942)	(179,930)
Recoveries	4,415	2,563	5,321	15,976
Net charge offs	(29,079)	(80,905)	(40,621)	(163,954)
Charge offs upon transfer to held for sale	—	(4,754)	(1,259)	(12,362)
Provision for loan and lease losses	10,536	1,523	21,608	46,332
Balance as of end of period	$133,359	$199,138	$133,359	$199,138

As of June 30, 2012 and December 31, 2011, the balances of the allowance for loan and lease losses and the carrying value of loans held for investment disaggregated by impairment methodology were as follows:

	June 30, 2012		December 31, 2011
	Loans	Allowance for Loan and Lease Losses	Loans	Allowance for Loan and Lease Losses
	($ in thousands)
Individually evaluated for impairment	$362,976	$(20,799)	$418,429	$(26,448)
Collectively evaluated for impairment	5,670,341	(112,560)	5,333,668	(127,183)
Acquired loans with deteriorated credit quality	4,774	—	6,893	—
Total	$6,038,091	$(133,359)	$5,758,990	$(153,631)

Troubled Debt Restructurings

During the three and six months ended June 30, 2012, the aggregate carrying value of loans involved in troubled debt restructurings (“TDRs”) were $20.7 million and $91.7 million, respectively, as of their respective restructuring dates. During the three and six months ended June 30, 2011, the aggregate carrying values of loans involved in a TDR were $68.7 million and $223.5 million, respectively, as of their respective restructuring dates. Aggregate carrying value includes principal, deferred fees and accrued interest. Loans involved in TDRs are classified as impaired upon closing on the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms. As of June 30, 2012, one loan with an aggregate carrying value of $22.8 million, that had been restructured in a TDR, was no longer classified as impaired because it had performed in accordance with the restructured terms for one year subsequent to the restructuring.

As loans involved in TDRs are deemed to be impaired, such impaired loans, including those that subsequently experienced defaults, are individually evaluated in accordance with our allowance for loan and lease losses methodology under the same guidelines as non-TDR loans that are classified as impaired. Our evaluation of whether collection of interest and principal is reasonably assured is based on the facts and circumstances of each individual borrower and our assessment of the borrower’s ability and intent to repay in accordance with the revised loan terms. We generally consider such factors as historical operating performance and payment history of the borrower, indications of support by sponsors and other interest holders, the terms of the TDR, the value of any collateral securing the loan and projections of future performance of the borrower as part of this evaluation.

The accrual status for loans involved in a TDR is assessed as part of the evaluation mentioned above. For a loan that accrues interest immediately after that loan is restructured in a TDR, we generally do not charge off a portion of the loan as part of the restructuring. If a portion of a loan has been charged off, we will not accrue interest on the remaining portion of the loan if the charged off portion is still contractually due from the borrower. However, if the charged off portion of the loan is legally forgiven through concessions to the borrower, then the restructured loan may be placed on accrual status if the remaining contractual amounts due on the loan are reasonably assured of collection. In addition, for certain TDRs, especially those involving a commercial real estate loan, we may split the loan into an A note and a B note, placing the performing A note on accrual status and charging off the B note. For loans involved in a TDR that have been classified as non-accrual, the borrower is required to demonstrate sustained payment performance for a minimum of six months to return to accrual status.

The aggregate carrying values of loans that had been restructured in TDRs as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Non-accrual	$62,105	$130,389
Accruing	184,104	178,614
Total	$246,209	$309,003

The specific reserves related to these loans were $2.1 million and $7.3 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, we had unfunded commitments related to these restructured loans of $104.5 million and $103.1 million, respectively.

The following table rolls forward the balance of loans modified in TDRs for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Beginning balance of TDRs	$256,995	$528,466	$309,003	$555,113
New TDRs	14,852	15,747	22,630	96,222
Draws and pay downs on existing TDRs, net	(10,101)	(15,073)	(39,275)	(12,762)
Loan sales and payoffs	(189)	(13,056)	(23,795)	(54,506)
Charge offs post modification	(15,348)	(61,733)	(22,354)	(129,716)
Ending balance of TDRs	$246,209	$454,351	$246,209	$454,351

The types of concessions that are assessed to determine if modifications to our loans should be classified as TDRs include, but are not limited to, interest rate and/or fee reductions, maturity extensions, payment deferrals, forgiveness of loan principal, interest, and/or fees, or multiple concessions comprised of a combination of some or all of these items. We also classify discounted loan payoffs and loan foreclosures as TDRs.

The number and aggregate carrying values of loans involved in TDRs that occurred during the three and six months ended June 30, 2012 were as follows:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR
	($ in thousands)
Asset-based:
Maturity extension	—	$—	$—	1	$350	$350
Discounted payoffs	—	—	—	1	188	—
Multiple concessions	—	—	—	2	3,374	2,702
	—	—	—	4	3,912	3,052

Cash flow:
Maturity extension	—	—	—	2	3,886	3,886
Multiple concessions	3	15,426	15,426	8	27,099	27,099
	3	15,426	15,426	10	30,985	30,985

Multifamily:
Foreclosures	1	189	—	2	1,040	—
	1	189	—	2	1,040	—

Real estate:
Maturity extension	1	860	860	2	48,709	48,709
Discounted payoffs	1	4,246	—	1	4,246	—
	2	5,106	860	3	52,955	48,709

Small business:
Discounted payoffs	—	—	—	1	597	—
	—	—	—	1	597	—
Total(1)	6	$20,721	$16,286	20	$89,489	$82,746

(1)	Excludes loans held for sale and purchased credit impaired loans.

A summary of concessions granted by loan type, including the accrual status of the loans as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012			December 31, 2011
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total
	($ in thousands)
Commercial
Maturity extension	$23,437	$61,802	$85,239	$24,208	$72,174	$96,382
Payment deferral	248	—	248	252	8,335	8,587
Multiple concessions	26,289	69,098	95,387	37,766	26,718	64,484
	49,974	130,900	180,874	62,226	107,227	169,453
Real estate
Interest rate and fee reduction	—	—	—	188	—	188
Maturity extension	63	22,775	22,838	1,023	41,213	42,236
Payment deferral	—	—	—	47,849	—	47,849
Multiple concessions	—	30,429	30,429	861	146	1,007
	63	53,204	53,267	49,921	41,359	91,280
Real estate — construction
Maturity extension	11,210	—	11,210	18,242	—	18,242
Multiple concessions	858	—	858	—	30,028	30,028
	12,068	—	12,068	18,242	30,028	48,270
Total	$62,105	$184,104	$246,209	$130,389	$178,614	$309,003

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

Losses incurred on TDRs since their initial restructuring by concession and loan type for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Commercial
Interest rate and fee reduction	$—	$—	$—	$18,728
Maturity extension	2,888	4,309	4,929	8,810
Payment deferral	—	100	4	7,543
Multiple concessions	3,333	11,158	5,960	36,041
	6,221	15,567	10,893	71,122
Real estate
Interest rate and fee reduction	—	11	—	11
Maturity extension	—	425	950	425
Payment deferral	—	11,162	—	11,162
Multiple concessions	23	—	23	—
	23	11,598	973	11,598
Real estate — construction
Maturity extension	4,390	3,035	4,709	14,831
	4,390	3,035	4,709	14,831
Total	$10,634	$30,200	$16,575	$97,551

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three and six months ended June 30, 2012, 58.4% and 76.2%, respectively, related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status. We did not recognize any interest income for the three months ended June 30, 2012, on commercial loans that experienced losses during these periods. We recognized approximately $74 thousand of interest income for the six months ended June 30, 2012 on the commercial loans that experienced losses during these periods.

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

Foreclosed Assets

Real Estate Owned (“REO”)

When we foreclose on a real estate asset that collateralizes a loan or other assets, we record the asset at its estimated fair value less costs to sell at the time of foreclosure if the related REO is classified as held for sale. Upon foreclosure, we evaluate the asset’s fair value as compared to the asset’s carrying amount and record a charge off when the carrying amount of the asset exceeds fair value less costs to sell. For REO determined to be held for sale, subsequent valuation adjustments are recorded as a valuation allowance, which is recorded as a component of net expense of real estate owned and other foreclosed assets. REO that does not meet the criteria of held for sale is classified as held for use and initially recorded at its fair value. Except for land acquired, the real estate asset is subsequently depreciated over its estimated useful life. Fair value adjustments on REO held for use are recorded only if the carrying amount of an asset is not recoverable and exceeds its estimated fair value less cost to sell.

As of June 30, 2012 and December 31, 2011, we had $17.5 million and $23.6 million, respectively, of REO classified as held for sale, which was recorded as a component of other assets. Activity related to REO held for sale for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Balance as of beginning of period	$32,553	$70,050	$23,649	$92,265
Transfers from loans held for investment and other assets	176	8,840	11,617	13,589
Fair value adjustments	(2,225)	(11,080)	(2,429)	(13,124)
Real estate sold	(12,976)	(20,798)	(15,309)	(45,718)
Balance as of end of period	$17,528	$47,012	$17,528	$47,012

During the three and six months ended June 30, 2012, we recognized losses of $1.2 million and $0.4 million, respectively, on the sales of REO held for sale as a component of expense of real estate owned and other foreclosed assets, net. During the three and six months ended June 30, 2011, we recognized gains of $1.1 million and $1.4 million, respectively, on the sales of REO held for sale as a component of expense of real estate owned and other foreclosed assets, net.

As of June 30, 2012 and December 31, 2011, we had $1.4 million of REO classified as held for use, which was recorded in other assets. During the three and six months ended June 30, 2012 and 2011, we did not recognize any impairment losses on REO held for use as a component of expense of real estate owned and other foreclosed assets, net.

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of loans or other assets, we record the acquired assets at the estimated fair value less costs to sell at the time of foreclosure. At the time of foreclosure, we record charge offs when the carrying amount of the original loan exceeds the estimated fair value of the acquired assets. We may also write down or record allowances on the acquired loans or assets subsequent to foreclosure if such loans or assets experience additional deterioration. As of June 30, 2012 and December 31, 2011, we had $11.1 million and $14.7 million, respectively, of loans acquired through foreclosure, net of valuation allowances of $0.1 million and $0.9 million, respectively, which were recorded in other assets. The reserve release and provision for losses and gains on sales of other foreclosed assets, which were recorded as a component of expense of real estate owned and other foreclosed assets, net for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
(Reserve release) provision for losses on other foreclosed assets	$(328)	$(398)	$(1,025)	$7,405
(Losses) gains on sales of other foreclosed assets	—	(32)	—	1,647

Note 5. Investments

Investment Securities, Available-for-Sale

As of June 30, 2012 and December 31, 2011, our investment securities, available-for-sale were as follows:

	June 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Agency securities	$1,019,686	$24,233	$(273)	$1,043,646	$1,031,275	$25,656	$(103)	$1,056,828
Asset-backed securities	11,941	512	—	12,453	15,023	604	(20)	15,607
Collateralized loan obligation	13,000	7,451	(587)	19,864	11,915	5,848	—	17,763
Corporate debt	—	—	—	—	742	—	(42)	700
Equity security	—	—	—	—	202	191	—	393
Municipal bond	2,129	—	—	2,129	3,235	—	—	3,235
Non-agency MBS	50,164	966	(345)	50,785	67,662	831	(1,563)	66,930
U.S. Treasury and agency securities	18,258	907	—	19,165	25,902	644	—	26,546
Total	$1,115,178	$34,069	$(1,205)	$1,148,042	$1,155,956	$33,774	$(1,728)	$1,188,002

Included in investment securities, available-for-sale, were agency securities which included callable notes issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank (“FHLB”) and Federal Farm Credit Bank, bonds issued by the FHLB, discount notes issued by Fannie Mae, Freddie Mac and the FHLB, and commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae; asset-backed securities; investments in a collateralized loan obligation; corporate debt; an equity security; a municipal bond; commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”) and U.S. Treasury and agency asset-backed securities issued by the Small Business Administration.

The amortized cost and fair value of investment securities, available-for-sale pledged as collateral as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$360,568	$372,404	$475,694	$490,437
Non-government Correspondent Bank(1)	—	—	39,990	39,990
Government Agency(2)	11,576	11,711	44,462	45,816
	$372,144	$384,115	$560,146	$576,243

(1)	Represents the amounts pledged as collateral for letters of credit and foreign exchange contracts.

(2)	Represents the amounts pledged as collateral to secure funds deposited by a local or state government agency.

Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and are included in (loss) gain on sales of investments, net. We sold $1.3 million of available-for-sale investment securities and recognized $0.4 million of related net pre-tax gains during the three and six months ended June 30, 2012. We sold $70.2 million of available-for-sale securities and recognized $14.5 million related pre-tax gains during the six months ended June 30, 2011. We did not sell any available-for-sale securities during the three months ended June 30, 2011.

During the three and six months ended June 30, 2012, we recorded $1.1 million of other-than-temporary impairments (“OTTI”) in our available-for-sale portfolio relating to a decline in the fair value of our municipal bond which was recorded as a component of (loss) gain on sales of investments, net. We recorded no OTTI during the three months ended June 30, 2011. We recorded $1.5 million of OTTI during the six months ended June 30, 2011, relating to a decline in the fair value of our municipal bond which was recorded as a component of (loss) gain on sales of investments, net.

Investment Securities, Held-to-Maturity

As of June 30, 2012 and December 31, 2011, the balances of our investment securities, held-to-maturity were $108.5 million and $111.7 million, respectively, and consisted of commercial mortgage-backed securities rated A+ or higher. The amortized costs and estimated fair values of the investment securities, held-to-maturity pledged as collateral as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
Source:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$4,341	$4,780	$7,177	$7,681
FRB	86,316	87,972	93,899	94,305
	$90,657	$92,752	$101,076	$101,986

Unrealized Losses on Investment Securities

As of June 30, 2012 and December 31, 2011, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	($ in thousands)
As of June 30, 2012
Investment securities, available-for-sale:
Agency securities	$(273)	$72,223	$—	$—	$(273)	$72,223
Collateralized loan obligation	(587)	4,642	—	—	(587)	4,642
Non-agency MBS	—	—	(345)	12,080	(345)	12,080
Total investment securities, available-for-sale	$(860)	$76,865	$(345)	$12,080	$(1,205)	$88,945
Total investment securities, held-to-maturity	$(469)	$23,678	$(1,220)	$41,165	$(1,689)	$64,843
As of December 31, 2011
Investment securities, available-for-sale:
Agency securities	$(103)	$35,704	$—	$—	$(103)	$35,704
Asset-backed securities	(20)	4,826	—	—	(20)	4,826
Corporate debt	(42)	700	—	—	(42)	700
Non-agency MBS	(169)	14,921	(1,394)	13,406	(1,563)	28,327
Total investment securities, available-for-sale	$(334)	$56,151	$(1,394)	$13,406	$(1,728)	$69,557
Total investment securities, held-to-maturity	$(3,018)	$64,012	$—	$—	$(3,018)	$64,012

Held-to-maturity investment securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI. As of June 30, 2012 and December 31, 2011, we do not believe that any unrealized losses in our held-to-maturity portfolio represent an OTTI. The unrealized losses are primarily related to one Agency MBS, one Non-agency MBS and two commercial MBS which are attributable to fluctuations in the market prices of the securities due to market conditions and interest rate levels. The one Agency MBS has the highest debt rating and are backed by government-sponsored entities. As of June 30, 2012, each of the non-agency MBS with unrealized losses was investment grade. As of June 30, 2012, each of the commercial MBS with unrealized losses was investment grade and had a credit support level that exceeds 20% which, in accordance with the CapitalSource Bank investment policy, is the minimum required for purchases of this security type. As such, we expect to recover the entire amortized cost basis of the impaired securities.

Contractual Maturities

As of June 30, 2012, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities, Available-for-Sale		Investment Securities, Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in thousands)
Due in one year or less	$23,670	$23,810	$—	$—
Due after one year through five years	7,129	7,182	27,019	30,093
Due after five years through ten years(1)	51,500	54,013	59,297	57,879
Due after ten years(2)(3)	1,032,879	1,063,037	22,204	23,262
Total	$1,115,178	$1,148,042	$108,520	$111,234

(1)

Includes Agency, Non-agency MBS and CMBS, with fair values of $22.6 million, $18.9 million and $57.9 million, respectively, and weighted-average expected maturities of 2.34 years, 1.50 years and 1.96 years, respectively, based on interest rates and expected prepayment speeds as of June 30, 2012.

(2)

Includes Agency, Non-agency MBS and CMBS, with fair values of $992.1 million, $31.9 million and $23.3 million, respectively, and weighted-average expected maturities of 3.01 years, 2.77 years and 4.56 years, respectively, based on interest rates and expected prepayment speeds as of June 30, 2012.

(3)	Includes securities with no stated maturity.

Other Investments

As of June 30, 2012 and December 31, 2011, our other investments were as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Investments carried at cost	$31,361	$36,252
Investments carried at fair value	—	192
Investments accounted for under the equity method	41,308	44,801
Total	$72,669	$81,245

Proceeds and net pre-tax gains from sales of other investments for the three and six months ended June 30, 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Proceeds from sales	$2,220	$9,923	$4,340	$20,020
Net pre-tax gain from sales	1,593	7,416	3,019	17,251

During the three and six months ended June 30, 2012, we recorded $2.1 million and $4.7 million, respectively, of OTTI in our other investments portfolio relating to a decline in the fair value of investment carried at cost which was recorded as a component of (loss) gain on sale of investments, net. During the three and six months ended June 30, 2011, we recorded $0.2 million and $0.4 million, respectively, of OTTI relating to a decline in the fair value of other investments carried at cost.

Note 6. Guarantor	Information

The following represents the supplemental consolidating condensed financial information as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 of (i) CapitalSource Inc., which as discussed in Note 9, Borrowings, is the issuer of our Senior

Subordinated Debentures, (ii) CapitalSource Finance LLC (“CapitalSource Finance”), which is a guarantor of our Senior Subordinated Debentures, and (iii) our subsidiaries that are not guarantors of the Senior Subordinated Debentures. CapitalSource Finance, a wholly owned indirect subsidiary of CapitalSource Inc., has guaranteed the Senior Subordinated Debentures, fully and unconditionally, on a senior subordinate basis. Separate consolidated financial statements of the guarantor are not presented, as we have determined that they would not be material to investors.

In July 2012, we repurchased the remaining outstanding Senior Subordinated Debentures totaling $23.2 million which extinguished the associated debt issued by CapitalSource Inc. and the senior subordinate guarantee issued by CapitalSource Finance.

Consolidating Balance Sheet

June 30, 2012

(Unaudited)

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Assets
Cash and cash equivalents	$1,385	$225,373	$188,171	$1,092	$—	$416,021
Restricted cash	—	72,255	3,126	142	—	75,523
Investment securities:
Available-for-sale, at fair value	—	1,126,049	—	21,993	—	1,148,042
Held-to-maturity, at amortized cost	—	108,520	—	—	—	108,520
Total investment securities	—	1,234,569	—	21,993	—	1,256,562
Loans:
Loans held for sale	—	31,519	—	—	—	31,519
Loans held for investment	—	5,701,516	184,297	152,278	—	6,038,091
Less deferred loan fees and discounts	—	(56,657)	(3,046)	(2,064)	652	(61,115)
Less allowance for loan and lease losses	—	(121,172)	(5,869)	(6,318)	—	(133,359)
Loans held for investment, net	—	5,523,687	175,382	143,896	652	5,843,617
Total loans	—	5,555,206	175,382	143,896	652	5,875,136
Interest receivable	—	26,492	10,395	(6,591)	—	30,296
Investment in subsidiaries	1,595,650	2,048	1,360,260	1,364,221	(4,322,179)	—
Intercompany receivable	—	—	29,168	—	(29,168)	—
Other investments	—	54,219	13,148	5,302	—	72,669
Goodwill	—	173,135	—	—	—	173,135
Other assets	215,881	235,442	32,618	194,226	(7,850)	670,317
Total assets	$1,812,916	$7,578,739	$1,812,268	$1,724,281	$(4,358,545)	$8,569,659
Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$5,382,012	$—	$—	$—	$5,382,012
Term debt	—	214,059	—	—	—	214,059
Other borrowings	23,223	597,000	409,383	—	—	1,029,606
Other liabilities	8,006	52,454	43,134	69,715	(11,014)	162,295
Intercompany payable	—	—	—	29,168	(29,168)	—
Total liabilities	31,229	6,245,525	452,517	98,883	(40,182)	6,787,972
Shareholders’ equity:
Common stock	2,250	921,000	—	—	(921,000)	2,250
Additional paid-in capital	3,286,833	(259,682)	237,790	1,479,913	(1,458,021)	3,286,833
(Accumulated deficit) retained earnings	(1,526,938)	656,396	1,106,603	131,796	(1,894,795)	(1,526,938)
Accumulated other comprehensive income, net	19,542	15,500	15,358	13,689	(44,547)	19,542
Total shareholders’ equity	1,781,687	1,333,214	1,359,751	1,625,398	(4,318,363)	1,781,687
Total liabilities and shareholders’ equity	$1,812,916	$7,578,739	$1,812,268	$1,724,281	$(4,358,545)	$8,569,659

Consolidating Balance Sheet

December 31, 2011

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Assets
Cash and cash equivalents	$12,618	$324,848	$118,648	$2,434	$—	$458,548
Restricted cash	—	29,605	35,737	142	—	65,484
Investment securities:
Available-for-sale, at fair value	—	1,159,819	6,793	21,390	—	1,188,002
Held-to-maturity, at amortized cost	—	111,706	—	—	—	111,706
Total investment securities	—	1,271,525	6,793	21,390	—	1,299,708
Loans:
Loans held for sale	—	138,723	38	54,260	—	193,021
Loans held for investment	—	5,377,778	146,395	234,817	—	5,758,990
Less deferred loan fees and discounts	—	(59,015)	(4,462)	(8,502)	3,136	(68,843)
Less allowance for loan and lease losses	—	(137,052)	(7,394)	(9,185)	—	(153,631)
Loans held for investment, net	—	5,181,711	134,539	217,130	3,136	5,536,516
Total loans	—	5,320,434	134,577	271,390	3,136	5,729,537
Interest receivable	—	28,839	16,873	(6,916)	—	38,796
Investment in subsidiaries	1,592,510	2,591	1,432,579	1,339,759	(4,367,439)	—
Intercompany receivable	—	—	26,691	—	(26,691)	—
Other investments	—	56,641	13,955	10,649	—	81,245
Goodwill	—	173,135	—	—	—	173,135
Other assets	11,521	236,575	80,432	156,682	(31,595)	453,615
Total assets	$1,616,649	$7,444,193	$1,866,285	$1,795,530	$(4,422,589)	$8,300,068
Liabilities and shareholders’ equity
Liabilities:
Deposits	$—	$5,124,995	$—	$—	$—	$5,124,995
Term debt	—	309,394	—	—	—	309,394
Other borrowings	28,903	550,000	436,196	—	—	1,015,099
Other liabilities	12,600	71,908	96,696	128,484	(34,254)	275,434
Intercompany payable	—	—	—	26,691	(26,691)	—
Total liabilities	41,503	6,056,297	532,892	155,175	(60,945)	6,724,922
Shareholders’ equity:
Common stock	2,561	921,000	—	—	(921,000)	2,561
Additional paid-in capital	3,487,911	(203,537)	288,752	1,669,098	(1,754,313)	3,487,911
(Accumulated deficit) retained earnings	(1,934,732)	654,578	1,028,928	(42,296)	(1,641,210)	(1,934,732)
Accumulated other comprehensive income, net	19,406	15,855	15,713	13,553	(45,121)	19,406
Total shareholders’ equity	1,575,146	1,387,896	1,333,393	1,640,355	(4,361,644)	1,575,146
Total liabilities and shareholders’ equity	$1,616,649	$7,444,193	$1,866,285	$1,795,530	$(4,422,589)	$8,300,068

Consolidating Statement of Operations

Three Months Ended June 30, 2012

(Unaudited)

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Net interest income:
Interest income:
Loans and leases	$—	$96,950	$8,871	$4,925	$(2,445)	$108,301
Investment securities	—	8,032	162	1,042	—	9,236
Other	—	403	42	—	—	445
Total interest income	—	105,385	9,075	5,967	(2,445)	117,982
Interest expense:
Deposits	—	12,640	—	—	—	12,640
Borrowings	512	4,213	2,799	1,337	(1,337)	7,524
Total interest expense	512	16,853	2,799	1,337	(1,337)	20,164
Net interest (loss) income	(512)	88,532	6,276	4,630	(1,108)	97,818
Provision for loan and lease losses	—	5,967	(6,819)	11,388	—	10,536
Net interest (loss) income after provision for loan and lease losses	(512)	82,565	13,095	(6,758)	(1,108)	87,282
Non-interest income:
Loan fees	—	2,834	248	(25)	—	3,057
Leased equipment income	—	3,258	—	—	—	3,258
Gain (loss) on investments, net	—	983	4	(1,607)	—	(620)
Gain on derivatives, net	—	432	—	—	—	432
Other non-interest income, net	—	7,995	(301)	971	(6,342)	2,323
Earnings (loss) in subsidiaries	139,536	(46)	38,487	44,211	(222,188)	—
Total non-interest income	139,536	15,456	38,438	43,550	(228,530)	8,450
Non-interest expense:
Compensation and benefits	287	24,981	140	—	—	25,408
Professional fees	896	1,850	99	244	—	3,089
Occupancy expenses	—	2,781	3,584	—	(144)	6,221
FDIC fees and assessments	—	1,463	—	—	—	1,463
General depreciation and amortization	—	1,044	590	—	(123)	1,511
Other administrative expenses	1,315	7,842	10,790	17	(6,342)	13,622
Total operating expenses	2,498	39,961	15,203	261	(6,609)	51,314
Leased equipment depreciation	—	2,288	—	—	—	2,288
Expense of real estate owned and other foreclosed assets, net	—	3,158	(55)	718	—	3,821
Loss (gain) on extinguishment of debt	18	—	(8,160)	—	—	(8,142)
Other non-interest expense	—	(574)	(507)	—	—	(1,081)
Total non-interest expense	2,516	44,833	6,481	979	(6,609)	48,200
Net income before income taxes	136,508	53,188	45,052	35,813	(223,029)	47,532
Income tax (benefit) expense	(251,041)	15,106	—	(104,082)	—	(340,017)
Net income	387,549	38,082	45,052	139,895	(223,029)	387,549
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available-for- sale securities, net of tax	(594)	(594)	—	228	—	(960)
Other comprehensive (loss) income	(594)	(594)	—	228	—	(960)
Comprehensive Income	$386,955	$37,488	$45,052	$140,123	$(223,029)	$386,589

Consolidating Statement of Operations

Three Months Ended June 30, 2011

(Unaudited)

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Net interest income:
Interest income:
Loans and leases	$10,183	$98,409	$11,837	$10,048	$(16,830)	$113,647
Investment securities	—	11,599	—	1,089	—	12,688
Other	—	404	686	—	—	1,090
Total interest income	10,183	110,412	12,523	11,137	(16,830)	127,425
Interest expense:
Deposits	—	13,398	—	—	—	13,398
Borrowings	23,851	5,054	4,031	12,537	(13,064)	32,409
Total interest expense	23,851	18,452	4,031	12,537	(13,064)	45,807
Net interest (loss) income	(13,668)	91,960	8,492	(1,400)	(3,766)	81,618
Provision for loan and lease losses	—	6,340	(3,258)	(1,559)	—	1,523
Net interest (loss) income after provision for loan and lease losses	(13,668)	85,620	11,750	159	(3,766)	80,095
Non-interest income:
Loan fees	(17)	1,733	1,572	122	—	3,410
Leased equipment income	—	73	—	—	—	73
Gain on investments, net	—	8,413	8	304	—	8,725
(Loss) gain on derivatives, net	—	(356)	5,557	(5,472)	—	(271)
Other non-interest income, net	—	3,717	20,379	1,979	(21,735)	4,340
Earnings (loss) in subsidiaries	32,703	(78)	37,015	42,041	(111,681)	—
Total non-interest income	32,686	13,502	64,531	38,974	(133,416)	16,277
Non-interest expense:
Compensation and benefits	667	13,116	15,902	—	(587)	29,098
Professional fees	4,437	522	1,581	(222)	—	6,318
Occupancy expenses	—	2,141	2,021	—	(143)	4,019
FDIC fees and assessments	—	1,341	—	—	—	1,341
General depreciation and amortization	—	1,203	698	—	(123)	1,778
Other administrative expenses	1,185	16,637	9,967	3,203	(20,625)	10,367
Total operating expenses	6,289	34,960	30,169	2,981	(21,478)	52,921
Leased equipment depreciation	—	40	—	—	—	40
Expense of real estate owned and other foreclosed assets, net	—	10,589	47	320	—	10,956
Other non-interest expense	—	(1,388)	—	—	—	(1,388)
Total non-interest expense	6,289	44,201	30,216	3,301	(21,478)	62,529
Net income before income taxes	12,729	54,921	46,065	35,832	(115,704)	33,843
Income tax (benefit) expense	(3,865)	17,764	—	3,350	—	17,249
Net income	16,594	37,157	46,065	32,482	(115,704)	16,594
Other comprehensive income, net of tax
Unrealized gain on available-for- sale securities, net of tax	5,955	9,267	—	5,232	—	20,454
Unrealized gain on foreign currency translation, net of tax	—	1,878	—	—	—	1,878
Other comprehensive income	5,955	11,145	—	5,232	—	22,332
Comprehensive Income	$22,549	$48,302	$46,065	$37,714	$(115,704)	$38,926

Consolidating Statement of Operations

Six Months Ended June 30, 2012

(Unaudited)

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Net interest income:
Interest income:
Loans and leases	$—	$196,696	$15,873	$9,786	$(4,984)	$217,371
Investment securities	—	17,517	162	2,274	—	19,953
Other	—	691	44	—	—	735
Total interest income	—	214,904	16,079	12,060	(4,984)	238,059
Interest expense:
Deposits	—	25,931	—	—	—	25,931
Borrowings	1,091	8,309	5,691	2,631	(2,631)	15,091
Total interest expense	1,091	34,240	5,691	2,631	(2,631)	41,022
Net interest (loss) income	(1,091)	180,664	10,388	9,429	(2,353)	197,037
Provision for loan and lease losses	—	6,862	25	14,721	—	21,608
Net interest (loss) income after provision for loan and lease losses	(1,091)	173,802	10,363	(5,292)	(2,353)	175,429
Non-interest income:
Loan fees	—	6,235	1,429	61	—	7,725
Leased equipment income	—	6,516	—	—	—	6,516
Gain (loss) on investments, net	—	2,304	35	(3,266)	—	(927)
(Loss) gain on derivatives, net	—	(55)	593	(209)	—	329
Other non-interest income, net	—	18,526	224	1,359	(13,752)	6,357
Earnings (loss) in subsidiaries	169,266	(292)	83,358	75,768	(328,100)	—
Total non-interest income	169,266	33,234	85,639	73,713	(341,852)	20,000
Non-interest expense:
Compensation and benefits	476	49,565	1,783	—	—	51,824
Professional fees	1,839	3,245	1,251	354	—	6,689
Occupancy expenses	—	5,161	5,105	—	(286)	9,980
FDIC fees and assessments	—	2,912	—	—	—	2,912
General depreciation and amortization	—	2,170	1,282	—	(246)	3,206
Other administrative expenses	2,231	16,643	17,895	225	(13,752)	23,242
Total operating expenses	4,546	79,696	27,316	579	(14,284)	97,853
Leased equipment depreciation	—	4,576	—	—	—	4,576
Expense of real estate owned and other foreclosed assets, net	—	3,196	57	1,018	—	4,271
Loss (gain) on extinguishment of debt	101	—	(8,160)	—	—	(8,059)
Other non-interest expense	—	(510)	(881)	—	—	(1,391)
Total non-interest expense	4,647	86,958	18,332	1,597	(14,284)	97,250
Net income before income taxes	163,528	120,078	77,670	66,824	(329,921)	98,179
Income tax (benefit) expense	(248,959)	38,265	—	(103,614)	—	(314,308)
Net income	412,487	81,813	77,670	170,438	(329,921)	412,487
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available-for- sale securities, net of tax	—	(3)	—	490	—	487
Unrealized loss on foreign currency translation, net of tax	—	(351)	—	—	—	(351)
Other comprehensive (loss) income	—	(354)	—	490	—	136
Comprehensive Income	$412,487	$81,459	$77,670	$170,928	$(329,921)	$412,623

Consolidating Statement of Operations

Six Months Ended June 30, 2011

(Unaudited)

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource Inc.
	($ in thousands)
Net interest income:
Interest income:
Loans and leases	$20,377	$203,463	$9,946	$30,586	$(27,225)	$237,147
Investment securities	—	26,322	7	4,711	—	31,040
Other	—	642	741	7	—	1,390
Total interest income	20,377	230,427	10,694	35,304	(27,225)	269,577
Interest expense:
Deposits	—	26,781	—	—	—	26,781
Borrowings	48,276	10,764	8,948	23,790	(26,000)	65,778
Total interest expense	48,276	37,545	8,948	23,790	(26,000)	92,559
Net interest (loss) income	(27,899)	192,882	1,746	11,514	(1,225)	177,018
Provision for loan and lease losses	—	5,543	36,945	3,844	—	46,332
Net interest (loss) income after provision for loan and lease losses	(27,899)	187,339	(35,199)	7,670	(1,225)	130,686
Non-interest income:
Loan fees	(334)	4,017	3,090	1,241	—	8,014
Leased equipment income	—	73	—	—	—	73
Gain on investments, net	—	20,062	30	12,148	—	32,240
(Loss) gain on derivatives, net	—	(1,133)	4,435	(5,451)	—	(2,149)
Other non-interest income, net	—	6,285	37,438	2,207	(41,619)	4,311
Earnings (loss) in subsidiaries	59,948	(1,176)	109,300	55,191	(223,263)	—
Total non-interest income	59,614	28,128	154,293	65,336	(264,882)	42,489
Non-interest expense:
Compensation and benefits	902	25,144	34,849	—	(1,418)	59,477
Professional fees	5,387	881	2,911	709	—	9,888
Occupancy expenses	—	3,781	4,479	—	(287)	7,973
FDIC fees and assessments	—	3,331	—	—	—	3,331
General depreciation and amortization	—	2,469	1,397	—	(245)	3,621
Other administrative expenses	2,355	33,533	21,182	5,746	(42,058)	20,758
Total operating expenses	8,644	69,139	64,818	6,455	(44,008)	105,048
Leased equipment depreciation	—	40	—	—	—	40
Expense of real estate owned and other foreclosed assets, net	—	12,932	236	8,121	—	21,289
Other non-interest expense	—	(1,388)	22	—	—	(1,366)
Total non-interest expense	8,644	80,723	65,076	14,576	(44,008)	125,011
Net income before income taxes	23,071	134,744	54,018	58,430	(222,099)	48,164
Income tax expense (benefit)	3,318	24,544	(10)	559	—	28,411
Net income	19,753	110,200	54,028	57,871	(222,099)	19,753
Other comprehensive income, net of tax
Unrealized gain on available-for- sale securities, net of tax	5,955	8,710	223	10,409	—	25,297
Unrealized gain on foreign currency translation, net of tax	—	11,460	—	—	—	11,460
Other comprehensive income	5,955	20,170	223	10,409	—	36,757
Comprehensive Income	$25,708	$130,370	$54,251	$68,280	$(222,099)	$56,510

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(Unaudited)

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource, Inc.
	($ in thousands)
Operating activities:
Net income	$412,487	$81,813	$77,670	$170,438	$(329,921)	$412,487
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock option expense	148	1,015	(276)	—	—	887
Restricted stock expense	328	5,064	452	—	—	5,844
Loss (gain) on extinguishment of debt	101	—	(8,160)	—	—	(8,059)
Amortization of deferred loan fees and discounts	—	(15,090)	(5,095)	(2,249)	—	(22,434)
Paid-in-kind interest on loans	—	(115)	3,733	438	—	4,056
Provision for loan and lease losses	—	6,862	25	14,721	—	21,608
Amortization of deferred financing fees and discounts	67	646	185	—	—	898
Depreciation and amortization	—	8,175	1,282	—	—	9,457
(Benefit) provision for deferred income taxes	(232,166)	6,489	10,420	(138,506)	—	(353,763)
Non-cash (gain) loss on investments, net	—	(2,043)	—	1,584	—	(459)
Non-cash (gain) loss on foreclosed assets, other property and equipment disposals	—	(264)	2,216	(1,081)	—	871
Unrealized (gain) loss on derivatives and foreign currencies, net	—	(64)	(1,401)	209	—	(1,256)
Decrease (increase) in interest receivable	—	2,347	6,478	(325)	—	8,500
Decrease (increase) in loans held for sale, net	—	24,796	(1,769)	(1,354)	—	21,673
Increase in intercompany receivable	—	—	(2,477)	—	2,477	—
Decrease in other assets	17,378	181	43,990	101,501	(23,745)	139,305
Decrease in other liabilities	(5,231)	(19,390)	(53,616)	(58,769)	23,240	(113,766)
Net transfers with subsidiaries	13,671	(131,560)	(438)	(209,615)	327,942	—
Cash provided by (used in) operating activities	206,783	(31,138)	73,219	(123,008)	(7)	125,849
Investing activities:
(Increase) decrease in restricted cash	—	(42,650)	32,611	—	—	(10,039)
(Increase) decrease in loans, net	—	(260,746)	(37,554)	115,937	2,484	(179,879)
Reduction of marketable securities, available for sale, net	—	21,132	—	—	—	21,132
Reduction of marketable securities, held to maturity, net	—	4,023	—	—	—	4,023
Reduction of other investments, net	—	2,873	784	3,252	—	6,909
(Acquisition) reduction of property and equipment, net	—	(1,629)	463	—	—	(1,166)
Cash (used in) provided by investing activities	—	(276,997)	(3,696)	119,189	2,484	(159,020)
Financing activities:
Deposits accepted, net of repayments	—	257,017	—	—	—	257,017
Increase in intercompany payable	—	—	—	2,477	(2,477)	—
Repayments and extinguishment of term debt	—	(95,357)	—	—	—	(95,357)
(Repayments) borrowings of other borrowings	(5,841)	47,000	—	—	—	41,159
Proceeds from exercise of options	37	—	—	—	—	37
Repurchase of common stock	(207,561)	—	—	—	—	(207,561)
Payment of dividends	(4,651)	—	—	—	—	(4,651)
Cash (used in) provided by financing activities	(218,016)	208,660	—	2,477	(2,477)	(9,356)
(Decrease) increase in cash and cash equivalents	(11,233)	(99,475)	69,523	(1,342)	—	(42,527)
Cash and cash equivalents as of beginning of period	12,618	324,848	118,648	2,434	—	458,548
Cash and cash equivalents as of end of period	$1,385	$225,373	$188,171	$1,092	$—	$416,021

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(Unaudited)

		CapitalSource Finance LLC
	CapitalSource Inc.	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated CapitalSource, Inc.
	($ in thousands)
Operating activities:
Net income	$19,753	$110,200	$54,028	$57,871	$(222,099)	$19,753
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	—	964	2,062	—	—	3,026
Restricted stock expense	—	1,584	1,927	—	—	3,511
Amortization of deferred loan fees and discounts	—	(29,609)	(5,324)	(5,936)	—	(40,869)
Paid-in-kind interest on loans	—	29,827	372	(395)	—	29,804
Provision for loan and lease losses	—	5,543	36,945	3,844	—	46,332
Amortization of deferred financing fees and discounts	14,150	2,783	179	(1,156)	—	15,956
Depreciation and amortization	—	(1,323)	1,397	—	—	74
Provision for deferred income taxes	21,513	1,488	—	27,353	—	50,354
Non-cash (gain) loss on investments, net	—	(30,178)	112	(5,642)	—	(35,708)
Non-cash loss (gain) on foreclosed assets, other property and equipment disposals	—	11,638	(344)	6,471	—	17,765
Unrealized loss (gain) on derivatives and foreign currencies, net	—	1,650	(4,946)	5,426	—	2,130
(Increase) decrease in interest receivable	—	(3,255)	(5,688)	28,219	—	19,276
Decrease in loans held for sale, net	—	173,160	11,353	16,437	—	200,950
Decrease (increase) in intercompany receivable	—	9	67,976	(619,138)	551,153	—
(Increase) decrease in other assets	(3,735)	32,909	45,771	15,685	(18,601)	72,029
Decrease in other liabilities	(1,571)	(54,357)	(3,386)	(30,586)	13,334	(76,566)
Net transfers with subsidiaries	(139,081)	(241,270)	202,825	(45,584)	223,110	—
Cash (used in) provided by operating activities	(88,971)	11,763	405,259	(547,131)	546,897	327,817
Investing activities:
Decrease in restricted cash	—	2,907	20,456	3,967	—	27,330
Decrease (increase) in loans, net	—	25,878	(96,003)	435,131	(460)	364,546
Reduction of marketable securities, available for sale, net	—	75,790	—	19,000	—	94,790
Reduction of marketable securities, held to maturity, net	—	54,689	—	—	—	54,689
Reduction (acquisition) of other investments, net	—	26,269	(71)	(2,515)	—	23,683
Acquisition of property and equipment, net	—	(6,476)	(618)	—	—	(7,094)
Cash provided by (used in) investing activities	—	179,057	(76,236)	455,583	(460)	557,944
Financing activities:
Deposits accepted, net of repayments	—	164,517	—	—	—	164,517
(Decrease) increase in intercompany payable	—	(46,850)	619,138	(25,851)	(546,437)	—
Repayments on credit facilities, net	—	(66,890)	—	(1,902)	—	(68,792)
Repayments and extinguishment of debt	—	(282,985)	—	—	—	(282,985)
Borrowings under (repayments of) other borrowings	—	68,000	(42)	—	—	67,958
Proceeds from exercise of options	804	—	—	—	—	804
Payment of dividends	(6,447)	—	—	—	—	(6,447)
Cash (used in) provided by financing activities	(5,643)	(164,208)	619,096	(27,753)	(546,437)	(124,945)
(Decrease) increase in cash and cash equivalents	(94,614)	26,612	948,119	(119,301)	—	760,816
Cash and cash equivalents as of beginning of period	94,614	353,666	252,012	120,158	—	820,450
Cash and cash equivalents as of end of period	$—	$380,278	$1,200,131	$857	$—	$1,581,266

Note 7. Deposits

As of June 30, 2012 and December 31, 2011, CapitalSource Bank had $5.4 billion and $5.1 billion, respectively, in deposits insured up to the maximum limit by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2012 and December 31, 2011, CapitalSource Bank had $480.6 million and $383.9 million, respectively, of certificates of deposit in the amount of $250,000 or more and $2.3 billion and $2.0 billion, respectively, of certificates of deposit in the amount of $100,000 or more.

As of June 30, 2012 and December 31, 2011, the weighted-average interest rates were 0.56% and 0.75% for savings and money market deposit accounts, respectively, and 1.04% and 1.14% for certificates of deposit, respectively. The weighted-average interest rates for all deposits as of June 30, 2012 and December 31, 2011 were 0.94% and 1.06%, respectively.

As of June 30, 2012 and December 31, 2011, interest-bearing deposits at CapitalSource Bank were as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Interest-bearing deposits:
Money market	$273,244	$260,032
Savings	790,351	836,521
Certificates of deposit	4,318,417	4,028,442
Total interest-bearing deposits	$5,382,012	$5,124,995

As of June 30, 2012, certificates of deposit detailed by maturity were as follows ($ in thousands):

Maturing by:
June 30, 2013	$3,512,803
June 30, 2014	683,770
June 30, 2015	58,336
June 30, 2016	40,962
June 30, 2017	22,546
Total	$4,318,417

For the three and six months ended June 30, 2012 and 2011, interest expense on deposits was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Savings and money market	$1,542	$2,095	$3,427	$4,039
Certificates of deposit	11,151	11,364	22,611	22,859
Fees for early withdrawal	(53)	(61)	(107)	(117)
Total interest expense on deposits	$12,640	$13,398	$25,931	$26,781

Note 8. Variable	Interest Entities

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

Our interests in borrowers qualifying as VIEs were $182.5 million and $207.3 million as of June 30, 2012 and December 31, 2011, respectively, and are included in loans held for investment. For certain of these borrowers, we may have obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was $264.5 million and $288.9 million as of June 30, 2012 and December 31, 2011, respectively.

Term Debt Securitizations

In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by their underlying assets, which primarily comprise loans contributed to the securitizations. We service the underlying loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying loans. The Issuers have all of the legal obligations to repay the outstanding notes and certificates and we have no legal obligation to contribute additional assets to the Issuers. As of June 30, 2012 and December 31, 2011, the total outstanding balances of these commercial term debt securitizations were $437.0 million and $534.9 million, respectively. These amounts include $222.9 million and $225.5 million of notes and certificates that we held as of June 30, 2012 and December 31, 2011, respectively.

We have determined that the Issuers are variable interest entities, subject to applicable consolidation guidance and have concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we have concluded that we are the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we report the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. As of June 30, 2012 and December 31, 2011, the carrying amounts of the consolidated liabilities related to the Issuers were $214.3 million and $309.7 million, respectively. These amounts include term debt and represent obligations for which there is only legal recourse to the Issuers. As of June 30, 2012 and December 31, 2011, the carrying amounts of the consolidated assets related to the Issuers were $426.7 million and $511.4 million, respectively. These amounts include loans held for investment, net and relate to assets that can only be used to settle obligations of the Issuers.

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

As of June 30, 2012 and December 31, 2011, the fair value of our remaining interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization and held as of June 30, 2012 and December 31, 2011 was $19.9 million and $17.8 million, respectively, and was classified as investment securities, available-for-sale. We have no additional funding commitments or other obligations related to these interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we have not provided any additional financial support to the 2006-A Trust since the deconsolidation. This swap exposure had a fair value to the counterparty of $14.5 million and $15.1 million as of June 30, 2012 and December 31, 2011. The interests in the Trust and the swap guarantee comprise our maximum exposure to loss related to the 2006-A Trust. During the three and six months ended June 30, 2012, we recorded gross unrealized losses of $0.2 million and unrealized gains of $1.0 million, respectively, included as a component of other comprehensive income, on the securities that we still hold in the 2006-A Trust as of June 30, 2012.

Note 9. Borrowings

For additional information on our borrowings, see Note 11, Borrowings, in our audited consolidated financial statements for the year ended December 31, 2011, included in our Form 10-K.

As of June 30, 2012 and December 31, 2011, the composition of our outstanding borrowings was as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Term debt, net(1)	$214,059	$309,394
Other borrowings:
Convertible debt, net(2)	23,223	28,903
Subordinated debt	409,383	436,196
FHLB SF borrowings	597,000	550,000
Total other borrowings	1,029,606	1,015,099
Total borrowings	$1,243,665	$1,324,493

(1)	Amounts presented are net of debt discounts of $40 thousand and $0.1 million as of June 30, 2012 and December 31, 2011, respectively.

(2)	Amounts presented are net of debt discounts of $5 thousand and $0.1 million as of June 30, 2012 and December 31, 2011, respectively.

Convertible Debt

We have issued five series of convertible debentures as part of our financing activities. Our 1.25% Senior Convertible Debentures due 2034 (originally issued in March 2004) and our 1.625% Senior Subordinated Convertible Debentures due 2034 (originally issued in April 2007) were repurchased in full during 2009. Our 3.5% Senior Convertible Debentures due 2034 (originally issued in July 2004) and our 4.0% Senior Subordinated Convertible Debentures due 2034 (originally issued in April 2007) were repurchased in full during 2011. As a result, our 7.25% Senior Subordinated Convertible Debentures due 2037 (“7.25% Convertible Debentures”) comprised our only outstanding convertible debt as of June 30, 2012 and December 31, 2011.

During the three and six months ended June 30, 2012, we repurchased $1.8 million and $5.8 million, respectively, of the outstanding principal of the 7.25% Convertible Debentures for $1.8 million and $5.9 million, respectively, and recorded related pre-tax losses of $18 thousand and $0.1 million, respectively, on the extinguishment of debt.

In July 2012, we repurchased the remaining outstanding 7.25% Convertible Debentures totaling $23.2 million and recognized no gain or loss on the extinguishment of debt.

As of June 30, 2012 and December 31, 2011, the carrying amounts of our convertible debt were as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Convertible debt principal	$23,228	$28,978
Less: debt discount	(5)	(75)
Net carrying value	$23,223	$28,903

As of June 30, 2012, the conversion price of the 7.25% Convertible Debentures was $27.09 and the number of shares used to determine the aggregate consideration that would be delivered upon conversion was 857,297 shares.

For the three and six months ended June 30, 2012 and 2011, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Interest expense recognized on:
Contractual interest coupon	$444	$4,884	$934	$12,261
Amortization of deferred financing fees	2	203	6	503
Amortization of debt discount	29	1,764	61	4,368
Total interest expense recognized	$475	$6,851	$1,001	$17,132
Effective interest rate on the liability component:
3.5% Senior Convertible Debentures due 2034	—	7.16%	—	7.16%
4.0% Senior Subordinated Convertible Debentures due 2034	—	7.85%	—	7.85%
7.25% Senior Subordinated Convertible Debentures due 2037	7.79%	7.79%	7.79%	7.79%

The unamortized discount on our 7.25% Convertible Debentures was amortized through the first put date of July 15, 2012.

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

In March 2012, we purchased an aggregate of $26.1 million of preferred securities from our TP Trusts 2005-1 and 2006-4 at a discount from liquidation value. As a result of this purchase, the related subordinated debt of $26.1 million was exchanged and cancelled during the three months ended June 30, 2012, and we recognized a related pre-tax gain of $8.2 million on the extinguishment of debt.

The carrying value of our subordinated debt was $409.4 million and $436.2 million as of June 30, 2012 and December 31, 2011, respectively.

FHLB SF Borrowings and FRB Credit Program

CapitalSource Bank is a member of the FHLB SF. As of June 30, 2012 and December 31, 2011, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Borrowing capacity	$895,023	$838,531
Less: outstanding principal	(597,000)	(550,000)
Less: outstanding letters of credit	(300)	(600)
Unused borrowing capacity	$297,723	$287,931

CapitalSource Bank is an approved depository institution under the primary credit program of the FRB SF’s discount window and is eligible to borrow from the FRB for short periods, generally overnight. As of June 30, 2012 and December 31, 2011, collateral with amortized costs of $86.3 million and $93.9 million, respectively, and fair values of $88.0 million and $94.3 million, respectively, had been pledged under this program. As of June 30, 2012 and December 31, 2011, there were no borrowings outstanding.

Note 10. Shareholders’	Equity

Common Stock Shares Outstanding

Common stock share activity for the six months ended June 30, 2012 was as follows:

Outstanding as of December 31, 2011	256,112,205
Repurchase of common stock	(31,008,500)
Exercise of options	21,595
Restricted stock and other stock activities	(125,594)
Outstanding as of June 30, 2012	224,999,706

Accumulated other comprehensive income, net

Accumulated other comprehensive income, net, as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012
	Unrealized Gain on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Income, Net
	($ in thousands)
Beginning balance	$19,055	$351	$19,406
Other comprehensive income (loss)	487	(351)	136
Ending balance	$19,542	$—	$19,542

	December 31, 2011
	Unrealized Gain on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Income, Net
	($ in thousands)
Beginning balance	$5,763	$4,178	$9,941
Other comprehensive income (loss)	13,292	(3,827)	9,465
Ending balance	$19,055	$351	$19,406

Note 11. Income	Taxes

We provide for income taxes as a “C” corporation on income earned from operations. For the tax years ended 2010 and 2009, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. We have reconsolidated our subsidiaries in 2011 for federal tax purposes. We are subject to federal, foreign, state and local taxation in various jurisdictions.

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the history of operating losses and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of March 31, 2012 and December 31, 2011, the valuation allowance was $513.5 million and $515.2 million, respectively.

During three months ended June 30, 2012, we reversed $347.4 million, or 68%, of the valuation allowance that existed as of March 31, 2012. Each of the deferred tax assets was evaluated based on their associated character and jurisdiction. The decision to reverse a large portion of the valuation allowance was based on our evaluation of significant improvements in consolidated earnings and loan credit quality. A valuation allowance of $166.1 million remains in effect as of June 30, 2012 with respect to deferred tax assets where we believe sufficient evidence does not exist at this time to support a reduction in the allowance. It is more likely than not that the remaining deferred tax assets subject to a valuation allowance will not be realized.

Consolidated income tax (benefit) expense for the three months ended June 30, 2012 and 2011 was $(340.0) million and $17.2 million, respectively. The tax benefit for the three months ended June 30, 2012 was caused primarily the reversal of a large portion of the valuation allowance against our deferred tax assets. The expense for the three months ended June 30, 2011 was primarily by the result of the change in the net deferred tax assets of CapitalSource Bank. Consolidated income tax (benefit) expense for the six months ended June 30, 2012 and 2011 was $(314.3) million and $28.4 million, respectively. The tax benefit for the six months ended June 30, 2012 was caused primarily by the reversal of a large portion of the valuation allowance against our deferred tax assets. The tax expense recorded for the six months ended June 30, 2011 was incurred primarily as a result of our plan to reconsolidate our corporate entities for federal tax purposes in 2011.

The effective income tax rate on our consolidated net income (loss) from continuing operations was (715.3)% and (320.1)% for the three and six months ended June 30, 2012, respectively, and 51.0% and 59.0% for the three and six months ended June 30, 2011, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2010. We are currently under examination by the Internal Revenue Service for the tax years 2006 through 2008, and by certain state jurisdictions for the tax years 2006 through 2009.

Note 12. Net	Income Per Share

The computations of basic and diluted net income per share for the three and six months ended June 30, 2012 and 2011, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands, except per share data)
Net income	$387,549	$16,594	$412,487	$19,753
Average shares — basic	226,532,286	320,426,484	233,805,456	320,311,588
Effect of dilutive securities:
Option shares	2,262,534	2,003,029	2,308,968	2,261,172
Stock units and unvested restricted stock	4,302,919	4,658,204	4,233,713	4,452,828
Average shares — diluted	233,097,739	327,087,717	240,348,137	327,025,588
Basic net income per share	$1.71	$0.05	$1.76	$0.06
Diluted net income per share	$1.66	$0.05	$1.72	$0.06

The weighted average shares that have an anti-dilutive effect in the calculation of diluted net income per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock units	273	1,943	776	972
Stock options	1,416,856	2,338,277	1,252,991	2,079,437
Shares issuable upon conversion of convertible debt	857,297	13,507,407	857,297	13,498,059
Unvested restricted stock	60,617	297,850	97,243	274,604

Note 13. Bank	Regulatory Capital

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

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be “well-capitalized” and at all times have a minimum total risk-based capital ratio of 15%, a minimum Tier-1 risk-based capital ratio of 6% and a minimum Tier 1 leverage ratio of 5%. CapitalSource Bank’s ratios and the minimum requirements as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012				December 31, 2011
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Tier-1 Leverage	$860,529	12.69%	$339,070	5.00%	$877,746	13.61%	$322,559	5.00%
Tier-1 Risk-Based Capital	860,529	14.94	345,512	6.00	877,746	16.17	325,714	6.00
Total Risk-Based Capital	932,916	16.20	863,781	15.00	945,978	17.43	814,284	15.00

Note 14. Commitments	and Contingencies

We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of June 30, 2012 and December 31, 2011, we had issued $52.3 million and $79.4 million, respectively, in stand-by letters of credit which expire at various dates over the next 8.5 years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be required to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $1.1 million and $1.7 million, as reported in other liabilities as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012 and December 31, 2011, we had unfunded commitments to extend credit to our clients of $1.2 billion and $1.4 billion, respectively, including unfunded commitments to extend credit by CapitalSource Bank of $983.1 million and $944.7 million, respectively, and by the Parent Company of $186.3 million and $408.0 million, respectively. Additional information on these contingencies is included in Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2011, included in our Form 10-K.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 15. Derivative	Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of June 30, 2012, none of our derivatives were designated as hedging instruments pursuant to GAAP.

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

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. As of June 30, 2012, we also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at CapitalSource Bank. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of June 30, 2012, our derivative counterparty exposure was as follows ($ in thousands):

Gross derivative counterparty exposure	$230
Master netting agreements	(219)
Net derivative counterparty exposure	$11

We report our derivatives in our consolidated balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held no collateral against our derivative instruments that were in an asset position as of June 30, 2012. For derivatives that were in a liability position, we had posted collateral of $1.5 million as of June 30, 2012.

There were no interest rate swaps terminated during the three months ended June 30, 2012. During the six months ended June 30, 2012, we terminated interest rate swaps of $53.2 million which were in an asset position and $87.1 million which were in a liability position as of the respective termination dates. As a result of these terminations, we received $8.3 million, net of collateral held and posted.

As of June 30, 2012, the notional amounts and fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

	June 30, 2012			December 31, 2011
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
	($ in thousands)
Interest rate contracts	$10,944	$—	$22	$1,128,647	$58,935	$93,110
Foreign exchange contracts	31,486	230	219	25,946	167	183
Total	$42,430	$230	$241	$1,154,593	$59,102	$93,293

The gains and losses on our derivative instruments recognized during the three and six months ended June 30, 2012 and 2011 as well as the locations of such gains and losses in our consolidated statements of operations were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2012	2011	2012	2011
		($ in thousands)
Interest rate contracts	Gain (loss) on derivatives, net	$5	$186	$341	$(616)
Foreign exchange contracts	Gain (loss) on derivatives, net	427	(457)	(12)	(1,533)
Total		$432	$(271)	$329	$(2,149)

Note 16. Fair	Value Measurements

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

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consist of U.S. Treasury bills, Agency discount notes, Agency callable notes, Agency debt, Agency MBS, Non-agency MBS, asset-backed securities, a municipal bond and a collateralized loan obligation that are carried at fair value on a recurring basis and classified as available-for-sale securities. Fair value adjustments on these investments are generally recorded through other comprehensive income. However, if impairment on an investment, available-for-sale is deemed to be other-than-temporary, all or a portion of the fair value adjustment may be reported in earnings. The securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. These securities are primarily classified within Level 2 of the fair value hierarchy.

Investment securities, available-for-sale, also consist of a corporate debt security. At December 31, 2011, we valued our corporate debt security using unobservable inputs that were significant to the fair value measurement. As a result, we classified the fair measurement within level 3 of the fair value hierarchy. In March

2012, we received market information surrounding the fair value of the security. As a result, we transferred the asset from Level 3 to Level 2 of the fair value hierarchy. Our policy is to record such transfers as of the last day of the reporting period.

Investment securities, available-for-sale, also consist of equity securities which are valued using the stock price of the underlying company in which we hold our investment. Our equity securities are classified in Level 1 or 2 depending on the level of activity within the market.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity consists of commercial mortgage-backed-securities. These securities are generally recorded at amortized cost, but are recorded at fair value on a non-recurring basis to the extent we record an OTTI on the securities. Fair value measurements are determined using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads.

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

In cases where our collateral is a fixed or other tangible asset, our determination of the appropriate method to use to measure fair value depends on several factors including the type of collateral that we are evaluating, the age of the most recent appraisal performed on the collateral, and the time required to obtain an updated appraisal. Typically, we obtain an updated third-party appraisal from an external valuation specialist or use prior or pending transactions to estimate fair value. We may or may not adjust these amounts based on our own internally developed judgments and estimates. These adjustments typically include discounts for lack of marketability and foreign property discounts. We may also utilize industry valuation benchmarks such as revenue multiples for operating commercial properties. Significant decreases to any of these inputs would result in decreases in the fair value measurements. For certain loans collateralized by residential real estate, we utilize discounted cash flow techniques to determine the fair value of the underlying collateral. Significant unobservable inputs used in these fair value measurements include recovery rates and marketability discounts. Significant decreases in recovery rates or significant increases in marketability discounts would result in significant decreases in the fair value measurements.

An impaired loan is considered collateral dependent if repayment of the loan is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.

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

Impaired collateral dependent commercial real estate loans for which ultimate collection depends solely on the sale of the collateral are charged off to the estimated fair value of the collateral less estimated costs to sell. For certain of these loans, we charged off to an amount different than the value indicated by the most recent appraisal. This was primarily the result of both factors causing the appraisal to be outdated as outlined above and other factors surrounding the loans not considered by appraisals, such as pending loan sales and other transaction specific factors. As of June 30, 2012 and December 31, 2011, we charged off an additional $60.5 million, net, and $88.0 million, net, respectively, in loan balances compared with amounts that would have been charged off based on the appraised values of the collateral.

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

Warrants

Warrants are carried at fair value on a recurring basis. The fair value is derived through an option pricing model which utilizes the expected term and volatility of the underlying shares to determine the fair value of the warrant. Decreases in these inputs would result in significant decreases in the fair value measurements. Given the lack of trading activity surrounding the underlying shares, we classify the fair value warrant in Level 3 of the fair value hierarchy.

FHLB SF Stock

Our investment in FHLB SF stock is recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but may be sold back to the FHLB SF at its par value with stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB SF and its overall financial condition. No impairment losses on our investment in FHLB SF stock have been recorded through June 30, 2012.

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

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of June 30, 2012 were as follows:

	Fair Value Measurement as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$1,043,646	$—	$1,043,646	$—
Assets-backed securities	12,453	—	12,453	—
Collateralized loan obligation	19,864	—	—	19,864
Municipal bond	2,129	—	—	2,129
Non-agency MBS	50,785	—	50,785	—
U.S. Treasury and agency securities	19,165	—	19,165	—
Total investment securities, available-for-sale	1,148,042	—	1,126,049	21,993
Other assets held at fair value:
Derivative assets	230	—	230	—
Total assets	$1,148,272	$—	$1,126,279	$21,993
Liabilities
Other liabilities held at fair value:
Derivative liabilities	$22	$—	$22	$—

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2011 were as follows:

	Fair Value Measurement as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$1,056,828	$—	$1,056,828	$—
Asset-backed securities	15,607	—	15,607	—
Collateralized loan obligation	17,763	—	—	17,763
Corporate debt	700	—	—	700
Equity security	393	393	—	—
Municipal bond	3,235		—	3,235
Non-agency MBS	66,930	—	66,930	—
U.S. Treasury and agency securities	26,546	—	26,546	—
Total investment securities, available-for-sale	1,188,002	393	1,165,911	21,698
Investments carried at fair value:
Warrants	193	—	—	193
Other assets held at fair value:
Derivative assets	59,102	—	59,102	—
Total assets	$1,247,297	$393	$1,225,013	$21,891
Liabilities
Other liabilities held at fair value:
Derivative liabilities	$93,293	$—	$93,293	$—

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended June 30, 2012 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Collateralized Loan Obligation	Municipal Bond	Total	Warrants	Total Assets
	($ in thousands)
Balance as of April 1, 2012	$19,486	$2,633	$22,119	$188	$22,307
Realized and unrealized gains (losses):
Included in income	814	(1,106)	(292)	10	(282)
Included in other comprehensive income, net	(211)	602	391	—	391
Total realized and unrealized gains (losses)	603	(504)	99	10	109
Sales and settlements
Sales	—	—	—	(198)	(198)
Settlements	(225)	—	(225)	—	(225)
Total sales and settlements	(225)	—	(225)	(198)	(423)
Balance as of June 30, 2012	$19,864	$2,129	$21,993	$—	$21,993
Unrealized gains (losses) as of June 30, 2012	$814	$(1,106)	$(292)	$—	$(292)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended June 30, 2011 that have been classified in Level 3 of the fair value hierarchy was as follows:

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

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three months ended June 30, 2012 and 2011, reported in interest income and gain on investments, net were as follows:

	Interest Income		(Loss) Gain on Investments, Net
	Three Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Total gains (losses) included in earnings for the period	$814	$690	$(1,111)	$(8)
Unrealized gains (losses) relating to assets still held at reporting date	814	690	(1,111)	(8)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the six months ended June 30, 2012 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Corporate Debt	Collateralized Loan Obligation	Municipal Bond	Total	Warrants	Total Assets
	($ in thousands)
Balance as of January 1, 2012	$700	$17,763	$3,235	$21,698	$193	$21,891
Realized and unrealized gains (losses):
Included in income	11	1,617	(1,106)	522	5	527
Included in other comprehensive income, net	(45)	1,016	—	971	—	971
Total realized and unrealized gains (losses)	(34)	2,633	(1,106)	1,493	5	1,498
Transfers out of Level 3	(666)	—		(666)	—	(666)
Sales and settlements
Sales	—	—	—	—	(198)	(198)
Settlements	—	(532)	—	(532)	—	(532)
Total settlements and sales	—	(532)	—	(532)	(198)	(730)
Balance as of June 30, 2012	$—	$19,864	$2,129	$21,993	$—	$21,993
Unrealized gains (losses) as of June 30, 2012	$—	$1,617	$(1,106)	$511	$(5)	$506

A summary of the changes in the fair values of assets and liabilities carried at fair value for the six months ended June 30, 2011 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Corporate Debt	Collateralized Loan Obligation	Municipal Bond	Total	Warrants	Total Assets
	($ in thousands)
Balance as of January 1, 2011	$15	$12,249	$—	$12,264	$222	$12,486
Realized and unrealized gains (losses):
Included in income	—	17,036	(1,496)	15,540	1	15,541
Included in other comprehensive income, net	(15)	10,161	—	10,146	—	10,146
Total realized and unrealized gains (losses)	(15)	27,197	(1,496)	25,686	1	25,687
Acquisitions and sales:
Acquisitions	717	—	4,731	5,448	—	5,448
Sales	—	(19,000)	—	(19,000)	(13)	(19,013)
Total acquisitions and sales	717	(19,000)	4,731	(13,552)	(13)	(13,565)
Balance as of June 30, 2011	$717	$20,446	$3,235	$24,398	$210	$24,608
Unrealized gains (losses) as of June 30, 2011	$—	$2,352	$(1,496)	$856	$(13)	$843

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the six months ended June 30, 2012 and 2011, reported in interest income and gain on investments, net were as follows:

	Interest Income		(Loss) Gain on Investments, Net
	Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Total gains (losses) included in earnings for the period	$1,628	$3,056	$(1,111)	$11,803
Unrealized gains (losses) relating to assets still held at reporting date	1,617	1,657	(1,111)	(1,496)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three and six months ended June 30, 2012, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three and six months ended June 30, 2012.

	Fair Value Measurement as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Net Losses for the Three Months Ended June 30, 2012	Total Net (Losses) Gains for the Six Months Ended June 30, 2012
	($ in thousands)
Assets
Loans held for investment(1)	$61,449	$—	$12,510	$48,939	$(24,032)	$(29,652)
Investments carried at cost	866	—	—	866	(2,095)	(4,700)
REO(2)	11,111	—	5,489	5,622	(2,225)	(1,460)
Loans acquired through foreclosure, net	2,250	—	—	2,250	73	(9)
Total assets	$75,676	$—	$17,999	$57,677	$(28,279)	$(35,821)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs of $3.9 million.

(2)	Represents REO measured at fair value of the collateral less transaction costs of $1.0 million.

The table below provides the fair values of those assets for which nonrecurring fair value adjustments were recorded during the three and six months ended June 30, 2011, classified by their position in the fair value hierarchy. The table also provides the gains (losses) related to those assets recorded during the three and six months ended June 30, 2011.

	Fair Value Measurement as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Net Losses for the Three Months Ended June 30, 2011	Total Net Losses for the Six Months Ended June 30, 2011
	($ in thousands)
Assets
Loans held for investment(1)	$181,657	$—	$—	$181,657	$(46,221)	$(96,572)
Investments carried at cost	1,586	—	—	1,586	(182)	(355)
REO(2)	36,932	—	—	36,932	(11,080)	(13,116)
Loans acquired through foreclosure, net	23,392	—	—	23,392	398	(7,405)
Total assets	$243,567	$—	$—	$243,567	$(57,085)	$(117,448)

(1)	Represents impaired loans held for investment measured at fair value of the collateral less transaction costs of $16.6 million.

(2)	Represents REO measured at fair value of the collateral less transaction costs of $1.7 million.

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements

For our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2012, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of June 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	($ in thousands)
Assets
Loans held for investment
Services	$26,577	Market Comparables	EBITDA Multiple Marketablility Discount Illiquidity Discount	3x - 8.3x (7.6x) 20% - 50% (37.4%) 30%

Commercial Real Estate	19,311	Market Comparables	Revenue Multiple Marketability Discount Foreign Discount	8x 15% - 85% (66.6%) 40%

Residential Real Estate	3,051	Discounted Cash Flows	Recovery Rate	18.3% - 33.3% (19.2%)
Total loans held for investment	48,939

Investments carried at cost	866	Market Comparables	Net Revenue Multiple EBITDA Multiple Illiquidity Discount	11.0x 7.4x - 13.8x (12.9x) 25%

REO	5,622	Third Party Appraisals	Marketability Discount Foreign Discount	19.8% - 56.1% (53.2%) 40.00%

Loans acquired through foreclosure, net	2,250	Discounted Cash Flows	Recovery Rate Prepayment Rate Discount Rate	60.00% 5.00% 15.00%
Total assets	$57,677

The table above excludes collateralized loan obligation and municipal bond categorized within Level 3 of the fair value hierarchy because the fair value of these assets is measured using third-party pricing information without adjustments.

Fair Value of Financial Instruments

GAAP requires the disclosure of the estimated fair value of financial instruments which are not recorded at fair value. The table below provides fair value estimates for our financial instruments as of June 30, 2012 and December 31, 2011, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and those which are recorded at fair value on a recurring basis.

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value
	($ in thousands)
Assets:
Loans held for sale(4)	$31,519	$32,000	$193,021	$197,103
Loans held for investment, net(4)	5,843,617	5,802,246	5,536,516	5,410,511
Investments carried at cost(3)	31,361	65,379	36,252	64,076
Investment securities, held-to-maturity(2)	108,520	111,234	111,706	112,972
Liabilities:
Deposits(2)	5,382,012	5,392,283	5,124,995	5,135,843
Term debt(3)	214,059	171,264	309,394	252,739
Convertible debt, net(2)	23,223	23,228	28,903	29,739
Subordinated debt(2)	409,383	272,239	436,196	252,994
Loan commitments and letters of credit(3)	—	22,414	—	20,636

(1)	There is no financial instrument in this table that is classified in Level 1 of the fair value hierarchy.

(2)	The fair value has been classified in Level 2 of the fair value hierarchy.

(3)	The fair value has been classified in Level 3 of the fair value hierarchy.

(4)	The fair value has been classified in Levels 2 and 3 of the fair value hierarchy.

Note 17. Segment	Data

For the three and six months ended June 30, 2012 and 2011, we operated as two reportable segments: CapitalSource Bank and Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our legacy loan portfolio and investment activities in the Parent Company.

The financial results of our operating segments as of and for the three months ended June 30, 2012 were as follows:

	Three Months Ended June 30, 2012
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$96,112	$22,978	$(1,108)	$117,982
Interest expense	15,394	4,770	—	20,164
Provision (benefit) for loan and lease losses	12,569	(2,033)	—	10,536
Non-interest income	13,198	1,594	(6,342)	8,450
Non-interest expense	43,179	11,629	(6,608)	48,200
Net income before income taxes	38,168	10,206	(842)	47,532
Income tax expense (benefit)	15,106	(355,123)	—	(340,017)
Net income	$23,062	$365,329	$(842)	$387,549
Total assets as of June 30, 2012	$7,059,460	$1,516,600	$(6,401)	$8,569,659
Total assets as of December 31, 2011	6,793,496	1,534,698	(28,126)	8,300,068

The financial results of our operating segments for the three months ended June 30, 2011 were as follows:

	Three Months Ended June 30, 2011
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$90,490	$40,701	$(3,766)	$127,425
Interest expense	15,612	30,195	—	45,807
(Benefit) provision for loan and lease losses	(1,331)	2,854	—	1,523
Non-interest income	7,508	27,450	(18,681)	16,277
Non-interest expense	37,102	44,375	(18,948)	62,529
Net income (loss) before income taxes	46,615	(9,273)	(3,499)	33,843
Income tax expense (benefit)	18,840	(1,591)	—	17,249
Net income (loss)	$27,775	$(7,682)	$(3,499)	$16,594

The financial results of our operating segments for the six months ended June 30, 2012 were as follows:

	Six Months Ended June 30, 2012
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$194,732	$45,680	$(2,353)	$238,059
Interest expense	31,453	9,569	—	41,022
Provision for loan and lease losses	14,472	7,136	—	21,608
Non-interest income	28,667	5,085	(13,752)	20,000
Non-interest expense	84,343	27,189	(14,282)	97,250
Net income before income taxes	93,131	6,871	(1,823)	98,179
Income tax expense (benefit)	38,265	(352,573)	—	(314,308)
Net income	$54,866	$359,444	$(1,823)	$412,487

The financial results of our operating segments for the six months ended June 30, 2011 were as follows:

	Six Months Ended June 30, 2011
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$182,294	$88,315	$(1,032)	$269,577
Interest expense	30,822	61,737	—	92,559
Provision for loan and lease losses	9,911	36,421	—	46,332
Non-interest income	13,340	65,158	(36,009)	42,489
Non-interest expense	72,910	91,055	(38,954)	125,011
Net income (loss) before income taxes	81,991	(35,740)	1,913	48,164
Income tax expense	21,935	6,476	—	28,411
Net income (loss)	$60,056	$(42,216)	$1,913	$19,753

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, expectations, strategies, goals, and projections and including statements about our expectations regarding Parent Company liquidity, CapitalSource Bank liquidity, Parent Company asset run off, return of capital to shareholders, prepayment of trust preferred securities, intentions to expand the CapitalSource Bank’s lending business, expectation about additional deferred tax asset valuation allowance reversal, accelerated disposition of Parent Company assets, calling of Parent Company securitized debt, Parent Company capital contributions to CapitalSource Bank, and realizing the allowed portion of the deferred tax asset, all which are subject to numerous assumptions, risks, and uncertainties. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words ‘anticipate,’ ‘assume,’ ‘intend,’ ‘believe,’ ‘expect,’ ‘estimate,’ ‘forecast,’ ‘plan,’ ‘position,’ ‘project,’ ‘will,’ ‘should,’ ‘would,’ ‘seek,’ ‘continue,’ ‘outlook,’ ‘look forward,’ and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding preliminary and future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: continued or worsening disruptions in credit and other markets; borrowers’ lack of financial strength to repay loans; the Parent Company’s decision to make new loans or extend existing loans; the success and timing of other business strategies and asset sales; declines in asset values; lower than expected Parent Company’s recurring tax basis income; lower than expected taxable income at CapitalSource Bank for which CapitalSource Bank has to reimburse the Parent Company for income tax expenses in accordance with the tax sharing agreement; the need to retain capital for strategic or regulatory reasons including the implementation of Basel III standards; lower than anticipated liquidity; inability to attract qualified professionals; drawdown of Parent Company unfunded commitments substantially in excess of historical drawings;

changes in economic or market conditions or investment or lending opportunities; continued or worsening credit losses, charge offs, reserves and delinquencies; competitive and other market pressures on product pricing and services; reduced demand for our services; our inability to grow deposits and access wholesale funding sources; regulatory safety and soundness considerations; changes in tax laws or regulations affecting our business; changes in tax characteristics of income generated; loan repayments higher than expected; excess Parent Company liquidity; our inability to generate sufficient earnings; tax planning or disallowance of tax benefits by tax authorities; and other factors described in CapitalSource’s 2011 Annual Report on Form 10-K and documents subsequently filed by CapitalSource with the Securities and Exchange Commission. All forward-looking statements included in this Form 10-Q are based on information available at the time of the release.

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

Overview

References to we, us, the Company or CapitalSource refer to CapitalSource Inc., a Delaware corporation, together with its subsidiaries. References to CapitalSource Bank or the Bank include its subsidiaries, and references to Parent Company refer to CapitalSource Inc. and its subsidiaries other than CapitalSource Bank.

For the three and six months ended June 30, 2012 and 2011, we operated as two reportable segments: CapitalSource Bank and Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our legacy loan portfolio and investment activities in the Parent Company. For additional information, see Note 17, Segment Data.

Through our CapitalSource Bank segment activities, we provide financial products primarily to small and middle market businesses throughout the United States and also offer depository products and services in southern and central California, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by regulation. As of June 30, 2012, CapitalSource Bank had an outstanding loan principal balance of $5.3 billion and deposits of $5.4 billion.

Through our Other Commercial Finance segment activities, the Parent Company satisfies existing loan commitments made prior to CapitalSource Bank’s formation and receives payments on its existing loan portfolio. As of June 30, 2012, the Parent Company had an outstanding loan principal balance of $801.1 million.

Current Developments

As part of the transformation to a more traditional bank structure, we have been liquidating Parent Company assets, reducing Parent Company debt, using excess capital to repurchase stock, simplifying our consolidated operations and focusing our strategic growth initiatives entirely on CapitalSource Bank.

In addition to growing assets and increasing profitability at CapitalSource Bank, our current strategy is to run off our remaining Parent Company assets over time. We intend to regularly assess alternatives for implementing our strategy and may consider accelerated disposition of Parent Company assets, prepayments of Trust Preferred Securities, calling the securitized debt and alternative uses of Parent Company capital, including contributions to CapitalSource Bank, if attractive opportunities become available.

During the year ended December 31, 2011, we repurchased our outstanding 3.5% and 4.0% Convertible Debentures for an aggregate repurchase price of $280.5 million, made open market purchases of $221.0 million of the outstanding principal balance of $250.0 million of our 7.25% Convertible Debentures and redeemed $300.0 million of our 12.75% Senior Secured Notes. As a result of these activities, we reduced the Parent Company’s outstanding recourse indebtedness by $781.5 million, or 63%, resulting in Parent Company outstanding recourse indebtedness of $465.1 million as of December 31, 2011. In March 2012, we purchased an aggregate of $26.1 million of preferred securities from our TP Trusts 2005-1 and 2006-4 at a discount from liquidation value. As a result of this purchase, the related subordinated debt of $26.1 million was exchanged and cancelled during the second quarter. We recorded a related pre-tax gain of $8.2 million on the extinguishment of debt. During the six months ended June 30, 2012, we repurchased $5.8 million of our 7.25% Convertible Debentures, and in July 2012, we repurchased the remaining outstanding 7.25% Convertible Debentures totaling $23.2 million and recognized no gain or loss on the extinguishment of debt. The outstanding balances of the non-recourse securitization debt and Trust Preferred Securities were $214.1 million and $409.4 million, respectively, as of June 30, 2012.

As the Parent Company assets are repaid, the Company intends to return excess capital to shareholders via a combination of share repurchases, recurring dividends and/or special dividends. As part of our strategy, we repurchased 1.4 million shares of our common stock during 2010, 70.2 million shares in 2011 and 31.0 million shares during the six months ended June 30, 2012. Since this strategy was put into place in December 2010, we have repurchased 102.6 million shares, or 31.8% of the shares outstanding at December 2010. Subject to the share price of our common stock, Parent Company liquidity, credit and capital metrics, and ongoing evaluation for alternative uses of our excess capital, we intend to continue to return excess Parent Company capital to shareholders during the remainder of 2012.

Our broader business strategy focuses on developing and growing our banking operations. As of June 30, 2012, CapitalSource Bank had $7.1 billion of assets. We offer a broad range of specialized senior secured, commercial loan products to small and middle-market businesses, and we offer our loan products on a nationwide basis, despite the regional nature of our deposit base. With a low cost deposit gathering platform based in southern and central California, we believe our business model is well positioned to deliver a broad range of customized financial solutions to borrowers.

Since June 30, 2011, CapitalSource Bank’s loan balance has grown by 25% and the Parent Company’s loan balance has decreased by 43%. Since the formation of the Bank, we have launched or acquired five lending platforms — equipment finance, small business, professional practice, multifamily lending and premium finance lending. It is our intent to continue to seek lending platforms and experienced individuals who will further augment our specialized businesses.

Operating Results for the Three and Six Months Ended June 30, 2012

As further described below, the most significant factors influencing our consolidated results of operations for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011 were:

•	Decreased deferred tax asset valuation allowance;

•	Increased net interest margin;

•	Decreased interest-earning assets and interest-bearing liabilities;

•	Decreased gains on our investments;

•	Decreased expense of real estate owned and other foreclosed assets, net;

•	Increased gain on extinguishment of debt; and

•	Decreased operating expenses.

Our consolidated operating results for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)
Interest income	$117,982	$127,425	(7)%	$238,059	$269,577	(12)%
Interest expense	20,164	45,807	56	41,022	92,559	56
Provision for loan and lease losses	10,536	1,523	(592)	21,608	46,332	53
Non-interest income	8,450	16,277	(48)	20,000	42,489	(53)
Non-interest expense	48,200	62,529	23	97,250	125,011	22
Income tax (benefit) expense	(340,017)	17,249	2,071	(314,308)	28,411	1,206
Net income	387,549	16,594	2,235	412,487	19,753	1,988

Our consolidated yields on interest-earning assets and the costs of interest-bearing liabilities for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Total interest-earning assets(1)	$7,564,978	$238,059	6.33%	$8,407,875	$269,577	6.47%
Total interest-bearing liabilities(2)	6,584,273	41,022	1.25	6,936,171	92,559	2.69
Net interest spread		$197,037	5.08%		$177,018	3.78%
Net interest margin			5.24%			4.25%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, marketable securities, mortgage-related receivables, loans, and investments in debt securities.

(2)	Interest-bearing liabilities include deposits, repurchase agreements, credit facilities, term debt, convertible debt and subordinated debt.

Income Taxes

We provide for income taxes as a “C” corporation on income earned from operations. For the tax years ended 2010 and 2009, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. We have consolidated our subsidiaries in 2011 for federal tax purposes. We are subject to federal, foreign, state and local taxation in various jurisdictions.

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the history of operating losses and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of March 31, 2012 and December 31, 2011, the valuation allowance was $513.5 million and $515.2 million, respectively.

During three months ended June 30, 2012, we reversed $347.4 million, or 68%, of the valuation allowance that existed at March 31, 2012. Each of the deferred tax assets was evaluated based on their associated character and jurisdiction. The decision to reverse a large portion of the valuation allowance was based on our evaluation of significant improvements in consolidated earnings and loan credit quality. A valuation allowance of $166.1 million remains in effect as of June 30, 2012 with respect to deferred tax assets where we believe sufficient evidence does not exist at this time to support a reduction in the allowance. It is more likely than not that the remaining deferred tax assets subject to a valuation allowance will not be realized.

Consolidated income tax (benefit) expense for the three months ended June 30, 2012 and 2011 was $(340.0) million and $17.2 million, respectively. The tax benefit for the three months ended June 30, 2012 was caused primarily the reversal of a large portion of the valuation allowance against our deferred tax assets. The expense for the three months ended June 30, 2011 was primarily the result of the change in the net deferred tax assets of CapitalSource Bank. Consolidated income tax (benefit) expense for the six months ended June 30, 2012 and 2011 was $(314.3) million and $28.4 million, respectively. The tax benefit for the six months ended June 30, 2012 was caused primarily by the reversal of a large portion of the valuation allowance against our deferred tax assets. The tax expense recorded for the six months ended June 30, 2011 was incurred primarily as a result of our plan to reconsolidate our corporate entities for federal tax purposes in 2011.

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

CapitalSource Bank Segment

Our CapitalSource Bank segment operating results for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)
Interest income	$96,112	$90,490	6%	$194,732	$182,294	7%
Interest expense	15,394	15,612	1	31,453	30,822	(2)
Provision (benefit) for loan and lease losses	12,569	(1,331)	(1,044)	14,472	9,911	(46)
Non-interest income	13,198	7,508	76	28,667	13,340	115
Non-interest expense	43,179	37,102	(16)	84,343	72,910	(16)
Income tax expense	15,106	18,840	20	38,265	21,935	(74)
Net income	23,062	27,775	(17)	54,866	60,056	(9)

Interest Income

Three months ended June 30, 2012 and 2011

Total interest income increased to $96.1 million for the three months ended June 30, 2012 from $90.5 million for the three months ended June 30, 2011, with an average yield on interest-earning assets of 5.89% for the three months ended June 30, 2012 compared to 6.13% for the three months ended June 30, 2011. Total interest income increased due a $9.2 million increase in loan interest income, offset by a $3.6 million decrease in investment interest income. During the three months ended June 30, 2012 and 2011, interest income on loans was $87.7 million and $78.5 million, respectively, yielding 7.09% and 7.98% on average loan balances of $5.0 billion and $3.9 billion, respectively. Loan interest income increased by $14.4 million from interest generated on held-for-investment loans and $1.3 million from direct financing lease interest and fees. Increases were offset by a $6.5 million decrease in deferred loan fee income arising from the accelerated amortization of loan fee premiums and discounts due to earlier pay downs on held-for-investment loans. During the three months ended June 30, 2012 and 2011, $3.1 million and $4.4 million, respectively, of interest income was not recognized for loans on non-accrual status, which negatively impacted the yield on loans by 0.25% and 0.45%, respectively. During the three months ended June 30, 2012, no interest was collected on loans previously on non-accrual status. During the three months ended June 30, 2011, $0.1 million of interest was collected on loans previously on non-accrual status and recognized in interest income.

During the three months ended June 30, 2012 and 2011, interest income from our investments, including available-for-sale and held-to-maturity securities, was $8.0 million and $11.6 million, respectively, yielding 2.61% and 2.99% on an average balance of $1.2 billion and $1.6 billion, respectively. Interest income on investments decreased $3.6 million primarily due to a $2.3 million decrease in income from the available-for-sale portfolio. The available-for-sale portfolio is mostly comprised of agency mortgage-backed securities, which have been experiencing an acceleration of premium amortizations due to updated prepayment assumptions. During the three months ended June 30, 2012, we purchased $119.8 million of investment securities, available-for-sale, while $90.1 million and $3.0 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the three months ended June 30, 2011, we purchased $221.8 million of investment securities, available-for-sale while $136.6 million and $44.4 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.

During the three months ended June 30, 2012 and 2011, interest income on cash and cash equivalents was $0.4 million and $0.4 million, respectively, yielding 0.46% and 0.38% on average balances of $318.4 million and $406.7 million, respectively.

Six months ended June 30, 2012 and 2011

Total interest income increased to $194.7 million for the six months ended June 30, 2012 from $182.3 million for the six months ended June 30, 2011, with an average yield on interest-earning assets of 6.01% for the six months ended June 30, 2012 compared to 6.31% for the six months ended June 30, 2011. Total interest income increased due to a $21.2 million increase in loan interest income, offset by an $8.8 million decrease in investment interest income. During the six months ended June 30, 2012 and 2011, interest income on loans was $176.5 million and $155.3 million, respectively, yielding 7.17% and 8.10% on average loan balances of $4.9 billion and $3.9 billion, respectively. Loan interest income increased by $28.2 million from interest generated on held-for-investment loans and $3.3 million from direct financing lease interest and fees. Increases were offset by a $10.3 million decrease in deferred loan fee income arising from the accelerated amortization of loan fee premiums and discounts due to earlier pay downs on held-for-investment loans. During the six months ended June 30, 2012 and 2011, $5.2 million and $9.5 million, respectively, of interest income was not recognized for loans on non-accrual status, which negatively impacted the yield on loans by 0.21% and 0.49%, respectively. During the six months ended June 30, 2012 and 2011, $0.8 million and $0.1 million, respectively, of interest was collected on loans previously on non-accrual status and recognized in interest income.

During the six months ended June 30, 2012 and 2011, interest income from our investments, including available-for-sale and held-to-maturity securities, was $17.5 million and $26.3 million, respectively, yielding 2.84% and 3.37% on an average balance of $1.2 billion and $1.6 billion, respectively. Interest income on investments decreased $8.8 million due to a $2.9 million decrease in income from the available-for-sale portfolio and a $5.9 million decrease in held-to-maturity securities. The agency mortgage-backed securities within the available-for-sale portfolio experienced decelerated premium amortizations in the first quarter offset by accelerated amortization arising from updated prepayment assumptions. The held-to-maturity portfolio primarily includes commercial mortgage-backed securities which experienced a decrease due to fluctuations in interest rates and prepayment assumptions. The Bank has the intent and ability to hold held-to-maturity debt securities to maturity, and these securities are not significant to the Bank’s liquidity needs. During the six months ended June 30, 2012, we purchased $149.4 million of investment securities, available-for-sale, while $179.9 million and $4.0 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the six months ended June 30, 2011, we purchased $448.1 million of investment securities, available-for-sale while $472.7 million and $54.7 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.

During the six months ended June 30, 2012 and 2011, interest income on cash and cash equivalents was $0.6 million and $0.6 million, respectively, yielding 0.30% and 0.26% on average balances of $275.3 million and $361.1 million, respectively.

Interest Expense

Three months ended June 30, 2012 and 2011

Total interest expense decreased to $15.4 million for the three months ended June 30, 2012 from $15.6 million for the three months ended June 30, 2011. The decrease was due to a decline in the average cost of interest-bearing liabilities which was 1.05% and 1.21% during the three months ended June 30, 2012 and 2011, respectively, offset by an increase in the average balance of interest-bearing liabilities which was $5.9 billion and $5.2 billion during the three months ended June 30, 2012 and 2011, respectively. Our interest expense on deposits for the three months ended June 30, 2012 and 2011 was $12.6 million and $13.4 million, respectively, with an average cost of deposits of 0.95 % and 1.13%, respectively, on average balances of $5.3 billion and $4.7 billion, respectively. During the three months ended June 30, 2012, $0.9 billion of our time deposits matured with a weighted average interest rate of 0.96% and $1.1 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.83%. During the three months ended June 30, 2011, $1.0 billion of our time deposits matured with a weighted average interest rate of 1.05% and $1.0 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.96%. Additionally, during the three months ended June 30, 2012, our weighted average interest rate of our liquid account deposits, which include savings and money market accounts, decreased from 0.61% at the beginning of the quarter to 0.56% at the end of the quarter.

During the three months ended June 30, 2012, our interest expense on borrowings, consisting of FHLB SF borrowings, was $2.8 million with an average cost of 1.89% on an average balance of $585.8 million. There were $40.0 million in advances with a weighted-average-rate of 0.97% and $30.0 million in maturities with a weighted-average-rate of 1.14%. Weighted-average-rates for FHLB SF borrowings maturing within one year, two to five years, and greater than five years were 1.83%, 1.76%, and 2.28%, respectively. In addition, the overall FHLB SF borrowings balance had a weighted-average-life of 3.58 years as compared to 4.37 years for new advances during the quarter. During the three months ended June 30, 2011, our interest expense on FHLB SF borrowings was $2.2 million with an average cost of 2.08% on an average balance of $426.5 million. During the three months ended June 30, 2011, there were $120.0 million of advances taken and $40.0 million of maturities.

Six months ended June 30, 2012 and 2011

Total interest expense increased to $31.5 million for the six months ended June 30, 2012 from $30.8 million for the six months ended June 30, 2011. The increase was due to an increase in the average balance of interest-bearing liabilities which was $5.9 billion and $5.1 billion during the six months ended June 30, 2012 and 2011, respectively, offset by decline in the average cost of interest-bearing liabilities which was 1.08% and 1.22% during the six months ended June 30, 2012 and 2011, respectively. Our interest expense on deposits for the six months ended June 30, 2012 and 2011 was $25.9 million and $26.8 million, respectively, with an average cost of deposits of 0.99 % and 1.15%, respectively, on average balances of $5.3 billion and $4.7 billion, respectively. During the six months ended June 30, 2012, $2.1 billion of our time deposits matured with a weighted average interest rate of 1.03% and $2.5 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.87%. During the six months ended June 30, 2011, $2.0 billion of our time deposits matured with a weighted average interest rate of 1.07% and $2.2 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.96%. Additionally, during the six months ended June 30, 2012, our weighted average interest rate of our liquid account deposits, which include savings and money market accounts, decreased from 0.75% at the beginning of the year to 0.56% at the end of the quarter.

During the six months ended June 30, 2012, our interest expense on borrowings, consisting of FHLB SF borrowings, was $5.5 million with an average cost of 1.93 % on an average balance of $27.8 million. There were $85.0 million in advances with a weighted-average-rate of 1.04% and $38.0 million of maturities with a weighted-average-rate of 1.93%. The overall FHLB borrowings balance has a weighted-average-life of 3.58 years as compared to 4.52 years for new advances made during the year to date. During the six months ended June 30, 2012, there were $85.0 million in advances taken and $38.0 million of maturities. During the six months ended June 30, 2011, our interest expense on FHLB SF borrowings was $4.0 million with an average cost of 2.04% on an average balance of $400.0 million. During the six months ended June 30, 2011, there were $303.0 million of advances taken and $235.0 million of maturities.

Net Interest Margin

Three months ended June 30, 2012 and 2011

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Total interest-earning assets(1)	$6,558,331	$96,112	5.89%	$5,925,269	$90,490	6.13%
Total interest-bearing liabilities(2)	5,919,981	15,394	1.05	5,164,717	15,612	1.21
Net interest spread		$80,718	4.84%		$74,878	4.92%
Net interest margin			4.95%			5.07%

Six months ended June 30, 2012 and 2011

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Total interest-earning assets(1)	$6,519,945	$194,732	6.01%	$5,824,845	$182,294	6.31%
Total interest-bearing liabilities(2)	5,862,645	31,453	1.08	5,106,199	30,822	1.22
Net interest spread		$163,279	4.93%		$151,472	5.09%
Net interest margin			5.04%			5.24%

(1)	Interest-earning assets include cash and cash equivalents, investments and loans.

(2)	Interest-bearing liabilities include deposits and borrowings.

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

Non-Interest Income

Non-interest income includes loan and deposit fees, servicing and shared services income, leased equipment income, gains (losses) on the sale of loans, gains (losses) on the sale of debt and equity investments, dividends, unrealized appreciation (depreciation) on certain investments, other-than-temporary impairment on investment securities, available for sale, gains (losses) on derivatives and foreign currency swaps, unrealized appreciation (depreciation) of our equity interests in certain non-consolidated entities and other miscellaneous fees and expenses.

CapitalSource Bank acts as servicer and agent for loans and other assets, which are owned by the Parent Company and partially owned by third parties, for which it receives fees based on the level of servicing effort for the loans and other assets. Loans serviced by CapitalSource Bank for the benefit of others were $1.7 billion and $3.1 billion as of June 30, 2012 and December 31, 2011, respectively, of which $0.8 billion and $2.5 billion, respectively, were owned by the Parent Company. CapitalSource Bank also provides tax, credit, treasury and other similar services to the Parent Company for which it receives fees.

Three months ended June 30, 2012 and 2011

Non-interest income increased to $13.2 million for the three months ended June 30, 2012 from $7.5 million for the three months ended June 30, 2011 primarily due to a $3.2 million increase in leased equipment income, a $2.5 million increase in revenue for shared services to parent, a $1.3 million increase in loan fees, a $0.2 million increase in gains on derivatives and a net $1.0 million increase due to miscellaneous income, which were offset by a $1.7 million decrease in intercompany loan servicing income and a $0.8 million decrease attributed to foreign currency translation losses on international loans.

Six months ended June 30, 2012 and 2011

Non-interest income increased to $28.7 million for the six months ended June 30, 2012 from $13.3 million for the six months ended June 30, 2011 primarily due to a $6.4 million increase in leased equipment income, a $4.8 million increase in revenue for shared services to parent, a $2.5 million increase in loan fees, a $0.7 million increase in gains on derivatives and a net $4.8 million increase due to miscellaneous income, which were offset by a $1.9 million decrease on gains related to sale of assets, a $1.1 million decrease in intercompany loan servicing income and a $0.8 million decrease attributed to foreign currency translation losses on international loans.

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

Prior to 2012, CapitalSource Bank relied on the Parent Company to refer loans and to provide loan origination due diligence services. For these services CapitalSource Bank paid the Parent Company fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. CapitalSource Bank also paid the Parent Company to perform certain underwriting and other services. These fees were eliminated in consolidation. Effective January 1, 2012, the Parent Company no longer performed these services and CapitalSource Bank directly assumed the expenses for these services. The expenses are included in other non-interest expense and were $2.3 million and $13.3 million for the three months ended June 30, 2012 and 2011, respectively.

CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee.

Three months ended June 30, 2012 and 2011

Non-interest expense increased to $43.2 million for the three months ended June 30, 2012 from $37.1 million for three months ended June 30, 2011. The increase was primarily due to compensation related to the transfer of Parent Company employees into CapitalSource Bank on January 1, 2012 and salary expense increases, partially offset by the elimination of loan referral fees paid to the Parent Company and lower REO expense.

Six months ended June 30, 2012 and 2011

Non-interest expense increased to $84.3 million for the six months ended June 30, 2012 from $72.9 million for six months ended June 30, 2011. The increase was primarily due to compensation related to the transfer of Parent Company employees into CapitalSource Bank on January 1, 2012, partially offset by the elimination of loan referral fees paid to the parent and lower REO expense.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)
Interest income	$22,978	$40,701	(44)%	$45,680	$88,315	(48)%
Interest expense	4,770	30,195	84	9,569	61,737	85
(Benefit) provision for loan and lease losses	(2,033)	2,854	171	7,136	36,421	80
Non-interest income	1,594	27,450	(94)	5,085	65,158	(92)
Non-interest expense	11,629	44,375	74	27,189	91,055	70
Income tax (benefit) expense	(355,123)	(1,591)	22,221	(352,573)	6,476	5,544
Net income (loss)	365,329	(7,682)	4,856	359,444	(42,216)	951

Interest Income

Three months ended June 30, 2012 and 2011

Interest income decreased to $23.0 million for the three months ended June 30, 2012 from $40.7 million for the three months ended June 30, 2011, primarily due to a decrease in average total interest-earning assets. During the three months ended June 30, 2012, our average balance of interest-earning assets decreased by $1.6 billion, or 61.25%, compared to the three months ended June 30, 2011, due to the runoff of Parent Company loans. During the three months ended June 30, 2012, yield on average interest-earning assets increased to 9.09% from 6.30% for the three months ended June 30, 2011. During the three months ended June 30, 2012, our lending spread to average one-month LIBOR was 9.67% compared to 9.71% for the three months ended June 30, 2011. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates such as changes in the prime rate or one-month LIBOR, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

Six months ended June 30, 2012 and 2011

Interest income decreased to $45.7 million for the six months ended June 30, 2012 from $88.3 million for the six months ended June 30, 2011, primarily due to a decrease in average total interest-earning assets. During the six months ended June 30, 2012, our average balance of interest-earning assets decreased by $1.5 billion, or 59.57%, compared to the three months ended June 30, 2011, due to the runoff of Parent Company loans. During the six months ended June 30, 2012, yield on average interest-earning assets decreased to 4.38% from 6.91% for the six months ended June 30, 2011. Fluctuations in yields are driven by a number of factors, including changes in short-term interest rates such as changes in the prime rate or one-month LIBOR, the coupon on loans that pay down or pay off, non-accrual loans and modifications of interest rates on existing loans.

Interest Expense

Three months ended June 30, 2012 and 2011

Interest expense decreased to $4.8 million for the three months ended June 30, 2012 from $30.2 million for the three months ended June 30, 2011 primarily due to a decrease in average interest-bearing liabilities of $1.8 billion as of June 30, 2011 to $0.7 billion as of June 30, 2012, a 60.72% decrease, from the reduction of the outstanding balances on our credit facilities and other term debt. Our cost of borrowings decreased to 2.79% for the three months ended June 30, 2012 from 6.89% for the three months ended June 30, 2011, as a result of the reduction and termination of certain of our credit facilities and decreases in our remaining securitization balances, all of which generally had higher borrowing costs than the remainder of our borrowings.

Six months ended June 30, 2012 and 2011

Interest expense decreased to $9.6 million for the six months ended June 30, 2012 from $61.7 million for the six months ended June 30, 2011 primarily due to a decrease in average interest-bearing liabilities of $1.8 billion as of June 30, 2011 to $0.7 billion as of June 30, 2012, a

60.57% decrease, from the reduction of the outstanding balances on our credit facilities and other term debt. Our cost of borrowings decreased to 1.34% for the six months ended June 30, 2012 from 6.80% for the six months ended June 30, 2011, as a result of the reduction and termination of certain of our credit facilities and decreases in our remaining securitization balances, all of which generally had higher borrowing costs than the remainder of our borrowings.

Net Interest Margin

Three months ended June 30, 2012 and 2011

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Total interest-earning assets(1)	$1,004,777	$22,702	9.09%	$2,592,896	$40,701	6.30%
Total interest-bearing liabilities(2)	690,928	4,799	2.79	1,758,963	30,195	6.89
Net interest spread		$17,903	6.30%		$10,506	-0.59%
Net interest margin			7.17%			1.64%

Six months ended June 30, 2012 and 2011

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the six months ended and 2011 were as follows:

	Six Months Ended June 30,
	2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Total interest-earning assets(1)	$1,042,642	$22,702	4.38%	$2,579,155	$88,315	6.91%
Total interest-bearing liabilities(2)	721,629	4,799	1.34	1,829,972	61,737	6.80
Net interest spread		$17,903	3.04%		$26,578	0.11%
Net interest margin			3.45%			2.08%

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, loans and investments in debt securities.

(2)	Interest-bearing liabilities include secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.

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

Non-Interest Income

Three months ended June 30, 2012 and 2011

Non-interest income decreased to $1.6 million for the three months ended June 30, 2012 from $27.5 million for the three months ended June 30, 2011, primarily due to the termination of loan referral services provided by CapitalSource Bank in 2012.

Six months ended June 30, 2012 and 2011

Non-interest income decreased to $5.1 million for the six months ended June 30, 2012 from $65.2 million for the six months ended June 30, 2011, primarily due to the termination of loan referral services provided by CapitalSource Bank in 2012.

Non-Interest expense

Three months ended June 30, 2012 and 2011

Non-interest expense decreased to $11.6 million for the three months ended June 30, 2012 from $44.4 million for the three months ended June 30, 2011 due to the transfer of Parent Company employees to CapitalSource Bank on January 1, 2012, decreases in professional fees and gains on the extinguishment of debt. In addition, non-interest expense increased by $2.3 million due to the lease abandonment and sublease of the operating lease for a portion of the Chevy Chase, Maryland facility effective June 1, 2012.

Six months ended June 30, 2012 and 2011

Non-interest expense decreased to $27.2 million for the six months ended June 30, 2012 from $91.1 million for the six months ended June 30, 2011 primarily due to the transfer of Parent Company employees to CapitalSource Bank on January 1, 2012.

Financial Condition

CapitalSource Bank Segment

As of June 30, 2012 and December 31, 2011, the CapitalSource Bank segment included:

	June 30, 2012	December 31, 2011
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$275,456	$317,455
Investment securities, available-for-sale	1,126,049	1,159,119
Investment securities, held-to-maturity	108,520	111,706
Loans(2)	5,268,483	4,917,335
Other investments	23,239	23,774
FHLB SF stock	28,059	27,792
Total	$6,829,806	$6,557,181
Liabilities:
Deposits	$5,382,012	$5,124,995
FHLB SF borrowings	597,000	550,000
Total	$5,979,012	$5,674,995

(1)	As of June 30, 2012 and December 31, 2011, the amounts include restricted cash of $50.1 million and $0.8 million, respectively.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 3, Cash and Cash Equivalents and Restricted Cash, in our accompanying consolidated financial statements for the three and six months ended June 30, 2012.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consists of Agency discount notes, Agency callable notes, Agency debt, Agency MBS, Non-agency MBS, corporate debt securities and U.S. Treasury and agency securities. CapitalSource Bank pledged a significant portion of its investment securities, available-for-sale, to the FHLB SF and the FRB as a source of borrowing capacity as of June 30, 2012. For additional information, see Note 5, Investments, in our accompanying consolidated financial statements for the three and six months ended June 30, 2012.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity, consists of AAA-rated commercial mortgage-backed securities. For additional information on our investment securities, held-to-maturity, see Note 5, Investments, in our accompanying consolidated financial statements for the three and six months ended June 30, 2012.

Loan Portfolio Composition

The CapitalSource Bank loan balances reflected in the portfolio statistics below include loans held for sale of $31.5 million and $129.9 million as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012 and December 31, 2011, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	June 30, 2012		December 31, 2011
	($ in thousands)
Commercial	$2,827,950	53%	$2,682,407	54%
Real estate	2,417,113	46	2,223,603	45
Real estate — construction	23,420	1	11,325	1
Total(1)	$5,268,483	100%	$4,917,335	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of June 30, 2012, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in One Year Or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$274,727	$2,076,453	$476,770	$2,827,950
Real estate	96,936	1,185,670	1,134,507	2,417,113
Real estate — construction	422	—	22,998	23,420
Total loans(1)	$372,085	$3,262,123	$1,634,275	$5,268,483

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of June 30, 2012, approximately 58% of the CapitalSource Bank accruing adjustable rate portfolio was subject to an interest rate floor. Due to low market interest rates as of June 30, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 95% as of June 30, 2012. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of June 30, 2012, the composition of CapitalSource Bank loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
	Commercial	Real Estate	Real Estate - Construction	Total	Percentage
	($ in thousands)
1-Month LIBOR	$1,078,896	$923,473	$—	$2,002,369	38%
2-Month LIBOR	62,815	1,271	—	64,086	1
3-Month LIBOR	613,498	121,584	—	735,082	14
6-Month LIBOR	115,257	72,545	—	187,802	4
9-Month EURIBOR	—	2,485	—	2,485	—
Prime	386,571	152,233	21,570	560,374	11
Other	25,195	50,705	—	75,900	1
Total adjustable rate loans	2,282,232	1,324,296	21,570	3,628,098	69
Fixed rate loans	467,553	1,068,988	1,850	1,538,391	29
Loans on non-accrual status	78,163	23,827	—	101,990	2
Total loans(1)	$2,827,948	$2,417,111	$23,420	$5,268,479	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

FHLB SF Stock

Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2012.

Deposits

As of June 30, 2012 and December 31, 2011, a summary of CapitalSource Bank’s deposits by product type and the maturities of the certificates of deposit were as follows:

	June 30, 2012		December 31, 2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$273,244	0.54%	$260,032	0.73%
Savings	790,351	0.57	836,521	0.76
Certificates of deposit	4,318,417	1.04	4,028,442	1.14
Total interest-bearing deposits	$5,382,012	0.94%	$5,124,995	1.06%

	June 30, 2012
	Balance	Weighted Average Rate
	($ in thousands)
Remaining maturity of certificates of deposit:
0 to 3 months	$1,103,233	0.96%
4 to 6 months	1,777,866	0.99
7 to 9 months	442,449	0.93
10 to 12 months	189,255	1.12
Greater than 12 months	805,614	1.29
Total certificates of deposit	$4,318,417	1.04%

FHLB SF Borrowings

FHLB SF borrowings increased to $597.0 million as of June 30, 2012 from $550.0 million as of December 31, 2011. These borrowings were used primarily for interest rate risk management and short-term funding purposes. The weighted-average remaining maturities of the borrowings were approximately 3.6 years and 3.7 years as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

	Balance	Weighted Average Rate
	($ in thousands)
Less than 1 year	$38,000	1.83%
After 1 year through 2 years	55,000	2.02
After 2 years through 3 years	102,500	1.54
After 3 years through 4 years	189,000	2.13
After 4 years through 5 years	130,000	1.27
After 5 years	82,500	2.28
Total	$597,000	1.83%

Other Commercial Finance Segment

As of June 30, 2012 and December 31, 2011, the Other Commercial Finance segment included:

	June 30, 2012	December 31, 2011
	($ in thousands)
Assets:
Investment securities, available-for-sale	$21,993	$28,883
Loans(1)	801,127	1,034,676
Other investments(2)	49,430	57,472
Deferred income taxes, net(3)	379,259	32,858
Total	$1,251,809	$1,153,889

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

(2)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

(3)	Includes short-term and long-term deferred income tax assets, net of related valuation allowance.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale consist of municipal bonds and our interests in the 2006-A Trust of $19.9 million.

Other Investments

The Parent Company has made investments in some of our borrowers in connection with the loans provided to them. These investments usually include equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants.

Loan Portfolio Composition

The Other Commercial Finance loan balances reflected in the portfolio statistics below include loans held for sale of $63.1 million as of December 31, 2011. There were no loans held for sale reflected in the portfolio statistics below as of June 30, 2012.

As of June 30, 2012 and December 31, 2011, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	June 30, 2012		December 31, 2011
	($ in thousands)
Commercial	$727,483	91%	$862,183	83%
Real estate	59,496	7	117,533	12
Real estate — construction	14,148	2	54,960	5
Total(1)	$801,127	100%	$1,034,676	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of June 30, 2012, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$193,962	$533,521	$—	$727,483
Real estate	21,640	37,462	394	59,496
Real estate — construction	14,148	—	—	14,148
Total(1)	$229,750	$570,983	$394	$801,127

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

As of June 30, 2012, approximately 76% of the Other Commercial Finance accruing adjustable rate loan portfolio was subject to an interest rate floor. Due to low market interest rates as of June 30, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 89% as of June 30, 2012. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of June 30, 2012, the composition of Other Commercial Finance loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
	Commercial	Real Estate	Real Estate - Construction	Total	Percentage
	($ in thousands)
1-Month LIBOR	$259,680	$—	$—	$259,680	32%
3-Month LIBOR	132,227	—	—	132,227	17
Prime	251,603	—	—	251,603	31
Total adjustable rate loans	643,510	—	—	643,510	80
Fixed rate loans	18,771	37,736	—	56,507	7
Loans on non-accrual status	65,202	21,761	14,148	101,111	13
Total loans(1)	$727,483	$59,497	$14,148	$801,128	100%

(1)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

Credit Quality and Allowance for Loan and Lease Losses

Consolidated

The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Non-accrual loans
Commercial	$143,365	$151,609
Real estate	45,587	104,438
Real estate — construction	14,148	24,628
Total loans on non-accrual	$203,100	$280,675
Accruing loans contractually past-due 90 days or more
Commercial	$—	$—
Real estate	—	5,603
Real estate — construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$5,603
Total non-performing loans
Commercial	$143,365	$151,609
Real estate	45,587	110,041
Real estate — construction	14,148	24,628
Total non-performing loans	$203,100	$286,278

The decrease in the non-performing loan balance from December 31, 2011 to June 30, 2012 is primarily due to payoffs, charge offs, sales and foreclosures on those loans.

Potential problem loans are loans that are not considered non-performing loans, as disclosed in the table above, or loans that have been restructured in a TDR, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such defaults could eventually result in the loans being reclassified as non-performing loans. As of June 30, 2012 and December 31, 2011, we had $1.1 million and $4.8 million, respectively, in potential problem loans related to four and 11 loans, respectively, for which we have determined that it is probable that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.

Of our non-accrual loans, $0.5 million were 30-89 days delinquent and $63.1 million were over 90 days delinquent as of June 30, 2012, and $4.3 million were 30-89 days delinquent and $90.2 million were over 90 days delinquent as of December 31, 2011. Accruing loans 30-89 days delinquent were $0.2 million and $8.4 million as of June 30, 2012 and December 31, 2011, respectively.

Most of our $37.6 million of real estate construction loans as of June 30, 2012 include an interest reserve that is established upon origination of the loan. We recognize interest income from the reserve during the construction period as long as the interest is deemed collectible. As part of our ongoing credit review process, we monitor the construction of the underlying real estate to determine whether the project is progressing as originally planned. If we determine that adverse changes have occurred such that full payment of principal and interest is no longer expected, we will place the loan on non-accrual status and establish a specific reserve or charge off a portion of the principal balance, as appropriate.

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

Interest income recognized on the real estate construction loan portfolio was $0.2 million and $0.4 million for the three and six months ended June 30, 2012, and $0.9 million and $2.7 million for the three and six months ended June 30, 2011, respectively. Cumulative capitalized interest on the real estate construction loan portfolio was $12.5 million and $11.6 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, $14.1 million, or 37.7%, and $55.0 million, or 82.9%, respectively, of the total real estate construction loan portfolio was non-performing.

As of June 30, 2012, three of the 23 loans that comprise our real estate construction portfolio have been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans and/or work-out efforts that were best achieved via a restructuring.

Additionally, our risk assessment policies and procedures require that the assignment of a risk rating consider whether the capitalization of interest may be masking other performance related issues. We consider the status of the construction project securing our loan, including its leasing or sales activity (where applicable), relative to our expectations for the status of the project during our initial underwriting. The adequacy of the interest reserve generally is evaluated each time a risk rating conclusion is required or rendered with particular attention paid to the underlying value of the collateral and its ongoing support of the transaction. Obtaining updated third-party valuations is considered when significant negative variances to expected performance exist. Generally, our policy on updating appraisals is to obtain current appraisals subsequent to the impairment date if there are significant changes to the underlying assumptions from the most recent appraisal. Some factors that could cause significant changes include the passage of more than twelve months since the time of the last appraisal; the volatility of the local market; the availability of financing; the number of competing properties; new improvements to or lack of maintenance of the subject property or competing surrounding properties; a change in zoning; environmental contamination; or failure of the project to meet material assumptions of the original appraisal. We generally consider appraisals to be current if they are dated within the past twelve months. However, we may obtain an updated appraisal on a more frequent basis if in our determination there are significant changes to the underlying assumptions from the most recent appraisal. As of June 30, 2012, $82.3 million of our collateral dependent loans had an appraisal older than twelve months. The fair value of the collateral for these loans was determined through inputs outside of appraisals, including actual and comparable sales transactions, broker price opinions and other relevant data.

The activity in the allowance for loan and lease losses for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Balance as of beginning of period	$151,902	$283,274	$153,631	$329,122
Charge offs:
Commercial	(18,362)	(36,167)	(28,941)	(116,897)
Real estate	(6,462)	(33,917)	(7,716)	(37,760)
Real estate — construction	(8,670)	(13,384)	(9,285)	(25,273)
Total charge offs	(33,494)	(83,468)	(45,942)	(179,930)
Recoveries:
Commercial	4,170	2,353	5,048	3,458
Real estate	245	22	273	11,413
Real estate — construction	—	188	—	1,105
Total recoveries	4,415	2,563	5,321	15,976
Net charge offs	(29,079)	(80,905)	(40,621)	(163,954)
Charge offs upon transfer to held for sale	—	(4,754)	(1,259)	(12,362)
Provision for loan and lease losses:
General	(8,979)	(40,809)	(14,624)	(68,875)
Specific	19,515	42,332	36,232	115,207
Total provision for loan and lease losses	10,536	1,523	21,608	46,332
Balance as of end of period	$133,359	$199,138	$133,359	$199,138
Allowance for loan and lease losses ratio	2.23%	3.55%	2.23%	3.55%
Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	0.71%	0.11%	1.45%	1.67%
Net charge offs as a percentage of average loans outstanding (annualized)	1.95%	6.12%	2.80%	6.00%

Our allowance for loan and lease losses decreased by $20.2 million to $133.4 million as of June 30, 2012 from $153.6 million as of December 31, 2011. This decrease was attributable to a $14.6 million decrease in general reserves and a $5.6 million decrease in specific reserves on impaired loans as further described below.

The decrease in the general reserves was driven by loans from older origination vintages that had higher historical loss factors paying off or paying down. This decrease was due to additions to the general reserve from new loan originations that were comprised of loan types with lower historical loss factors. As of June 30, 2012, the unpaid principal balance of non-impaired loans had increased to $5.7 billion and the general reserves allocated to that portfolio had decreased to $112.6 million, representing an effective reserve percentage of 2.0%. As of December 31, 2011, the unpaid principal balance of non-impaired loans was $5.3 billion and the general reserves allocated to that portfolio were $127.2 million, representing an effective reserve percentage of 2.4%. The lower effective reserve percentage was attributable to the loan composition of the portfolio as of June 30, 2012 having more favorable credit loss characteristics based on historical experience than the loan portfolio as of December 31, 2011.

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

The decrease in specific reserves from December 31, 2011 to June 30, 2012 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $6.6 million, ii) reversals of specific reserves for loans impaired as of December 31, 2011 net of related reversals or charge offs of $7.0 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the six months ended June 30, 2012 of $8.0 million. The specific reserves in place at June 30, 2012 and at December 31, 2011 reduce the carrying values of our impaired loans to the amounts we expect to collect.

As of June 30, 2012, the unpaid principal balance of impaired loans was $366.2 million with a specific allowance attributable to that portfolio of $20.8 million. Additionally, as of June 30, 2012, $172.4 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of June 30, 2012 of $193.2 million represented an expected total loss of 33.0% of the legal balance of $586.0 million (the June 30, 2012 balance plus amounts previously charged off). As of December 31, 2011, the unpaid principal balance of impaired loans was $425.3 million with a specific allowance attributable to that portfolio of $26.4 million. Additionally, as of December 31, 2011, $191.3 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of December 31, 2011 of $217.7 million represented an expected total loss of 33.3% of the legal balance of $654.6 million (the December 31, 2011 balance plus amounts previously charged off).

CapitalSource Bank Segment

The outstanding unpaid principal balances of non-performing loans in the CapitalSource Bank loan portfolio as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Non-accrual loans
Commercial	$78,163	$51,799
Real estate	23,827	69,460
Real estate — construction	—	—
Total loans on non-accrual	$101,990	$121,259
Accruing loans contractually past-due 90 days or more
Commercial	$—	$—
Real estate	—	—
Real estate — construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial	$78,163	$51,799
Real estate	23,827	69,460
Real estate — construction	—	—
Total non-performing loans	$101,990	$121,259

We had four potential problem loans with an unpaid principal balance of $1.1 million as of June 30, 2012, and eleven potential problem loans with an unpaid principal balance of $4.8 million as of December 31, 2011.

Of our non-accrual loans, $59 thousand and $1.9 million were 30-89 days delinquent, and $21.4 million and $17.7 million were over 90 days delinquent as of June 30, 2012 and December 31, 2011, respectively. Accruing loans 30-89 days delinquent were $0.2 million and $8.0 million as of June 30, 2012 and December 31, 2011, respectively.

The activity in the allowance for loan and lease losses for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Balance as of beginning of period	$96,616	$132,970	$94,650	$124,878
Charge offs:
Commercial	(1,821)	(1,127)	(2,099)	(1,177)
Real estate	(6,114)	(22,193)	(6,217)	(25,920)
Real estate — construction	—	—	—	(11,530)
Total charge offs	(7,935)	(23,320)	(8,316)	(38,627)
Recoveries:
Commercial	337	85	767	85
Real estate	197	—	211	11,369
Real estate — construction	—	188	—	1,019
Total recoveries	534	273	978	12,473
Net charge offs	(7,401)	(23,047)	(7,338)	(26,154)
Charge offs upon transfer to held for sale	—	—	—	(43)
Provision for loan losses:
General	3,536	(22,903)	3,325	(15,686)
Specific	9,033	21,572	11,147	25,597
Total provision for loan losses	12,569	(1,331)	14,472	9,911
Balance as of end of period	$101,784	$108,592	$101,784	$108,592
Allowance for loan and lease losses ratio	1.96%	2.58%	1.96%	2.58%
Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	1.01%	0.13%	1.17%	0.48%
Net charge offs as a percentage of average loans outstanding (annualized)	0.60%	2.31%	0.59%	1.34%

Our allowance for loan and lease losses increased by $7.1 million to $101.8 million as of June 30, 2012 from $94.7 million as of December 31, 2011. This increase was attributable to a $3.3 million increase in general reserves and a $3.8 million increase in specific reserves .

The increases in the general reserves was driven by additions to the general reserve from new loan originations that were only partially offset by loans paying off or paying down. As of June 30, 2012, the unpaid principal balance of non-impaired loans had increased to $5.1 billion and the general reserves allocated to that portfolio were $87.9 million, representing an effective reserve percentage of 1.7%. As of December 31, 2011, the unpaid principal balance of non-impaired loans was $4.7 billion and the general reserves allocated to that portfolio were $84.6 million, representing an effective reserve percentage of 1.8%. The reduction in the effective reserve percentage was attributable to the loan composition of the portfolio as of June 30, 2012 having more favorable credit loss characteristics based on historical experience than the loan portfolio as of December 31, 2011.

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

The increase in specific reserves from December 31, 2011 to June 30, 2012 stems from the net effect of i) additional specific reserves for loans impaired as of December 31, 2011 net of related reversals or charge offs of $0.6 million, and ii) new specific reserves net of related charge offs for loans new to impairment status during the six months ended June 30, 2012 of $3.2 million. The specific reserves in place at June 30, 2012 and at December 31, 2011 reduce the carrying values of our impaired loans to the amounts we expect to collect.

As of June 30, 2012, the unpaid principal balance of impaired loans was $149.0 million with a specific allowance attributable to that portfolio of $13.9 million. Additionally, as of June 30, 2012, $37.9 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of June 30, 2012 of $51.8 million represented an expected total loss of 26.2% of the legal balance of $198.0 million (the June 30, 2012 balance plus amounts previously charged off). As of December 31, 2011, the unpaid principal balance of impaired loans was $124.1 million with a specific allowance attributable to that portfolio of $10.1 million. Additionally, as of December 31, 2011, $47.0 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of December 31, 2011 of $57.1 million represented an expected total loss of 31.8% of the legal balance of $179.1 million (the December 31, 2011 balance plus amounts previously charged off).

We believe the origination strategy and underwriting practices in place support a loan portfolio with normal, acceptable degrees of credit risk. We acknowledge, however, that some of our lending products have greater credit risk than others. The categories with more credit risk than others are those that have comprised a greater degree of our historical charge offs. For the years ended December 31, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception comprised 71% and 93%, respectively, of those years’ charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to July 2008 have a higher degree of credit risk than other lending products in our portfolio. As of June 30, 2012 and December 31, 2011, commercial real estate loans, excluding healthcare real estate loans, originated prior to July 2008 totaled $110.5 million and $202.6 million, respectively, or 2.1% and 4.1% of total loans, respectively.

During the three and six months ended June 30, 2012, loans with an aggregate carrying value of $15.4 million and $64.9 million, respectively, as of their respective restructuring dates, were involved in TDRs. During the three and six months ended June 30,

2011, loans with an aggregate carrying value of $11.4 million and $107.6 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. There were no specific reserves allocated to loans that were involved in TDRs as of June 30, 2012. The specific reserves allocated to loans that were involved in TDRs were $1.6 million as of December 31, 2011.

During 2010, CapitalSource Bank restructured, in TDRs, three commercial real estate loans into new loans using an “A note / B note” structure in which the B note component has been fully charged off. The contractual principal balances of these three loans prior to the restructurings totaled $91.6 million. In connection with the restructurings, $8.8 million of debt was forgiven and charged off, and $4.9 million was collected as principal payments, leaving $59.9 million of A notes and $18.2 million of B notes. In March 2011, one of these A / B note arrangements with an aggregate carrying value of $21.1 million as of December 31, 2010 was repaid in full, including the previously charged off $9.6 million B note. In January 2012, one of the remaining two A/B note arrangements with an aggregate carrying value of $12.0 million as of December 31, 2011 was repaid in full. The $2.3 million B note of this arrangement was forgiven as part of the TDR restructure. As of June 30, 2012, the aggregate carrying value of the remaining one A note was $22.8 million, and as of December 31, 2011, the aggregate carrying value of the remaining two A notes was $35.7 million. The remaining one B note had no aggregate carrying value as of June 30, 2012 and the remaining two B notes had no aggregate carrying value as of December 31, 2011. As of June 30, 2012, the one remaining A note that was a TDR with an aggregate carrying value of $22.8 million was no longer considered as impaired as it performed in accordance with market-based restructured terms for twelve consecutive months.

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

In January 2012, Capital Source Bank restructured, as a TDR, a commercial real estate loan into new loans using an A note / B note / C note structure similar to the A note / B note structure stated above. The contractual principal balance of the loan prior to the restructure totaled $61.0 million, of which $11.2 million was previously charged off during the year ended December 31, 2011. The January 2012 restructure resulted in a $47.4 million A note, a $2.4 million B note and a $11.2 million C note, in which the C note represents the amount of the loan previously charged off. During January 2012, the B note was repaid in full. As of June 30, 2012, the carrying value of the A note was $30.6 million and the C note had no carrying value.

Other Commercial Finance Segment

The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Non-accrual loans
Commercial	$65,202	$99,810
Real estate	21,760	34,978
Real estate — construction	14,148	24,628
Total loans on non-accrual	$101,110	$159,416
Accruing loans contractually past-due 90 days or more
Commercial	$—	$—
Real estate	—	5,603
Real estate — construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$5,603
Total non-performing loans
Commercial	$65,202	$99,810
Real estate	21,760	40,581
Real estate — construction	14,148	24,628
Total non-performing loans	$101,110	$165,019

We had no potential problem loans as of June 30, 2012 and December 31, 2011.

Of our non-accrual loans, $0.5 million and $2.4 million were 30-89 days delinquent, and $41.7 million and $72.5 million were over 90 days delinquent as of June 30, 2012 and December 31, 2011, respectively. There were no accruing loans 30-89 days delinquent as of June 30, 2012. Accruing loans 30-89 days delinquent were $0.4 million as of December 31, 2011.

The activity in the allowance for loan and lease losses for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Balance as of beginning of period	$55,286	$150,304	$58,981	$204,244
Charge offs:
Commercial	(16,541)	(35,040)	(26,842)	(115,720)
Real estate	(348)	(11,724)	(1,499)	(11,840)
Real estate — construction	(8,670)	(13,384)	(9,285)	(13,743)
Total charge offs	(25,559)	(60,148)	(37,626)	(141,303)
Recoveries:
Commercial	3,833	2,268	4,281	3,373
Real estate	48	22	62	44
Real estate — construction	—	—	—	86
Total recoveries	3,881	2,290	4,343	3,503
Net charge offs	(21,678)	(57,858)	(33,283)	(137,800)
Charge offs upon transfer to held for sale	—	(4,754)	(1,259)	(12,319)
Provision for loan and lease losses:
General	(12,515)	(17,906)	(17,949)	(53,189)
Specific	10,482	20,760	25,085	89,610
Total provision for loan and lease losses	(2,033)	2,854	7,136	36,421
Balance as of end of period	$31,575	$90,546	$31,575	$90,546
Allowance for loan and lease losses ratio	3.99%	6.46%	3.99%	6.46%
Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	-0.80%	0.82%	2.81%	5.25%
Net charge offs as a percentage of average loans outstanding (annualized)	8.55%	15.63%	13.62%	15.24%

Our allowance for loan and lease losses decreased by $27.4 million to $31.6 million as of June 30, 2012 from $59.0 million as of December 31, 2011. This decrease was attributable to a $17.9 million decrease in general reserves and a $9.5 million decrease in specific reserves on impaired loans as further described below.

The decrease in general reserves was a result of loan payoffs, sales and foreclosures. Our loans in categories with the greatest historical loss experience continue to pay off or be otherwise resolved. As of June 30, 2012, the unpaid principal balance of non-impaired loans had decreased to $584.0 million and the general reserves allocated to that portfolio were $24.6 million, representing an effective reserve percentage of 4.2%. As of December 31, 2011, the unpaid principal balance of non-impaired loans was $670.4 million and the general reserves allocated to that portfolio were $42.6 million, representing an effective reserve percentage of 6.4%.

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

The decrease in specific reserves from December 31, 2011 to June 30, 2012 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $6.6 million, ii) new specific reserves net of related charge offs for loans new to impairment status during the six months ended June 30, 2012 of $4.7 million and iii) reversals of reserves of $7.6 million on existing impaired. The specific reserves in place at June 30, 2012 and at December 31, 2011 reduce the carrying values of our impaired loans to the amounts we expect to collect.

As of June 30, 2012, the unpaid principal balance of impaired loans was $217.1 million with a specific allowance attributable to that portfolio of $6.9 million. Additionally, as of June 30, 2012, $134.5 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of June 30, 2012 of $141.4 million represented an expected total loss of 36.4% of the legal balance of $388.0 million (the June 30, 2012 balance plus amounts previously charged off). As of December 31, 2011, the unpaid principal balance of impaired loans was $301.2 million with a specific allowance attributable to that portfolio of $16.4 million. Additionally, as of December 31, 2011, $144.3 million of the original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans. The total cumulative charge offs and specific reserves as of December 31, 2011 of $160.7 million represented an expected total loss of 33.8% of the legal balance of $475.5 million (the December 31, 2011 balance plus amounts previously charged off).

In the Other Commercial Finance portfolio, the areas with more credit risk than others are those that have comprised a greater degree of our historical charge offs. For the years ended December 31, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception comprised 22% and 48%, respectively, of those years’ charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception have a higher degree of credit risk than other lending products in our portfolio. As of June 30, 2012 and December 31, 2011, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception totaled $56.9 million and $101.1 million, respectively, or 7.1% and 9.8% of total loans, respectively. Additionally, cash flow based commercial loans originated prior to the Bank’s July 2008 inception are considered to be higher risk based on historical charge offs. For the years ended December 31, 2011 and 2010, cash flow based commercial loans originated prior to the Bank’s July 2008 inception comprised 55% and 40%, respectively, of those years’ charge offs. As of June 30, 2012 and

December 31, 2011, cash flow based commercial loans originated prior to the Bank’s July 2008 inception totaled $450.3 million and $588.7 million, respectively, or 56.2% and 56.9% of total loans, respectively.

During the three and six months ended June 30, 2012, loans with an aggregate carrying value of $5.3 million and $26.8 million, respectively, as of their respective restructuring dates, were involved in TDRs. During the three and six months ended June 30, 2011, loans with an aggregate carrying value of $57.3 million and $115.9 million, respectively, as of their respective restructuring dates, were involved in TDRs. Additionally, loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $2.1 million and $5.8 million as of June 30, 2012 and December 31, 2011, respectively.

Liquidity and Capital Resources

We separately manage the liquidity of CapitalSource Bank and the Parent Company as required by regulation. Our liquidity management is based on our assumptions related to expected cash inflows and outflows, including operating cash contingency balances that we believe are reasonable. These include our assumption that substantially all newly originated loans will be funded by CapitalSource Bank.

As of June 30, 2012, we had $1.2 billion of unfunded commitments to extend credit to our clients, of which $983.1 million were commitments of CapitalSource Bank and $186.3 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion to future fundings by us, and our clients may draw on these unfunded commitments at any time. We forecast adequate liquidity to fund the expected borrower draws under these commitments.

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

CapitalSource Bank’s primary uses of liquidity include funding new and existing loans, purchasing investment securities, funding net deposit outflows, paying operating expenses, paying income taxes pursuant to our intercompany tax allocation arrangement and paying dividends. CapitalSource Bank operates in accordance with the remaining conditions imposed and contractual agreements entered in connection with regulatory approvals obtained upon its formation, including requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15% and capital levels required for a bank to be considered “well- capitalized” under relevant banking regulations. In addition, we have a policy to maintain 7.5% of CapitalSource Bank’s assets in unencumbered cash, cash equivalents and investment securities, available-for-sale. In accordance with regulatory guidance, we have identified, modeled and planned for the liquidity impact of various hypothetical events and scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, and a material increase in loan funding obligations. We anticipate that CapitalSource Bank would be able to maintain sufficient liquidity and ratios in excess of its required minimum ratios in these events and scenarios. CapitalSource Bank has a contingency funding plan which contains the steps the Company would take to mitigate a liquidity crisis.

CapitalSource Bank’s primary source of liquidity is deposits, most of which are in the form of certificates of deposit. As of June 30, 2012, deposits at CapitalSource Bank were $5.4 billion. We utilize various product, pricing and promotional strategies in our deposit business, so that we are able to obtain and maintain sufficient deposits to meet our liquidity needs. For additional information, see Note 9, Deposits, in our audited consolidated financial statements for the year ended December 31, 2011, in our Form 10-K.

CapitalSource Bank supplements its liquidity with borrowings from the FHLB SF. As of June 30, 2012, CapitalSource Bank had financing availability with the FHLB SF equal to 35% of CapitalSource Bank’s total assets. The maximum financing available under this formula was $2.5 billion and $2.3 billion as of June 30, 2012 and December 31, 2011, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of June 30, 2012, securities collateral with an estimated fair value of $377.2 million and loans with an unpaid principal balance of $661.8 million were pledged to the FHLB SF. Securities and loans pledged to the FHLB SF are subject to an advance rate in determining borrowing capacity.

As of June 30, 2012 and December 31, 2011, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Borrowing capacity	$895,023	$838,531
Less: outstanding principal	(597,000)	(550,000)
Less: outstanding letters of credit	(300)	(600)
Unused borrowing capacity	$297,723	$287,931

CapitalSource Bank participates in the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of June 30, 2012, collateral with an estimated fair value of $88.0 million had been pledged under this program, and there were no borrowings outstanding under this program.

CapitalSource Bank also maintains a portfolio of available-for-sale investment securities. As of June 30, 2012, CapitalSource Bank had $217.4 million of unrestricted cash and cash equivalents and $741.9 million of unrestricted investment securities, available-for-sale. The available-for-sale investment portfolio comprises primarily highly liquid securities that can be sold and converted to cash if additional liquidity needs arise.

Parent Company Liquidity

The Parent Company’s primary sources of liquidity include cash and cash equivalents, income tax payments from CapitalSource Bank pursuant to our intercompany tax allocation arrangement, payments of principal and interest on loans, asset sales and, if permitted by banking regulations and guidelines, dividends from CapitalSource Bank. The Parent Company also has access to secondary sources of liquidity including bank borrowings and the issuance of debt and equity securities.

The Parent Company’s primary uses of liquidity include interest and principal payments on our existing debt, tax payments, share repurchases pursuant to our Stock Repurchase Program, debt repurchases, any dividends that we may pay and the funding of unfunded commitments. In July 2012, we repurchased the remaining outstanding 7.25% Convertible Debentures totaling $23.2 million and recognized no gain or loss on the extinguishment of debt.

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of June 30, 2012, there were no amounts outstanding under this facility.

In December 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock over a period of up to two years, and through June 30, 2012, our Board of Directors authorized the repurchase of an additional $635.0 million of our common stock during such period (in aggregate, the “Stock Repurchase Program”). During the three months ended June 30, 2012, we repurchased 11.5 million shares of our common stock under the Stock Repurchase Program at an average price of $6.48 per share for a total purchase price of $74.6 million. During the six months ended June 30, 2012, we repurchased 30.5 million shares of our common stock under the Stock Repurchase Program at an average price of $6.68 per share for a total purchase price of $203.7 million. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

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

We evaluate all SPEs with which we are affiliated to determine whether such entities must be consolidated for financial statement purposes. If we determine that such entities represent variable interest entities, we consolidate these entities if we also determine that we are the primary beneficiary of the entity. For special purpose entities for which we determine we are not the primary beneficiary, we account for our economic interests in these entities in accordance with the nature of our investments. The assets and related liabilities of all special purpose entities that we use to issue our term debt are recognized in our accompanying audited consolidated balance sheets as of June 30, 2012 and December 31, 2011.

Commitments, Guarantees & Contingencies

As of June 30, 2012 and December 31, 2011, we had unfunded commitments to extend credit to our clients of $1.2 billion and $1.4 billion, respectively. Additional information on these contingencies is included in Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2011, included in our Form 10-K, and Liquidity and Capital Resources herein.

We have non-cancelable operating leases for office space and office equipment, which expire over the next twelve years and contain provisions for certain annual rental escalations. For additional information, see Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2011, in our Form 10-K.

We provide standby letters of credit in conjunction with several of our lending arrangements. As of June 30, 2012 and December 31, 2011, we had issued $52.3 million and $79.4 million, respectively, in letters of credit which expire at various dates over the next 8.5 years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. These arrangements had carrying amounts totaling $1.1 million and $1.7 million as of June 30, 2012 and December 31, 2011, respectively, and are included in other liabilities. We also provide standby letters of credit under certain of our property leases.

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

During the years ended December 31, 2010 and 2009, we sold all of our remaining direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights, however, no such notification has been received to date. As of June 30, 2012, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

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

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of June 30, 2012, the largest borrower industry concentrations in our outstanding loan balance were real estate, rental and leasing; health care and social assistance; and timeshare which represented approximately 20.4%, 19.4% and 9.8% of the outstanding loan portfolio, respectively.

Apart from the borrower industry concentrations, loans secured by real estate represented approximately 41% of our outstanding loan portfolio as of June 30, 2012. Within this area, the largest property type concentration was the multifamily category, comprising approximately 31% and the largest geographical concentration was in California, comprising approximately 24% of this loan portfolio.

Selected information pertaining to our largest credit relationships as of June 30, 2012 was as follows:

Loan Balance	% of Total Portfolio	Loan Type	Industry	Amount of Loan(s) at Origination	Loan Commitment	Performing	Specific Reserves	Underlying Collateral(1)	Date of Last Collateral Appraisal	Amount of Last Appraisal
($ in thousands)
$192,016	3.2%	Commercial	Timeshare	$173,663	$215,240	Yes	$—	Timeshare receivables	N/A	N/A	(2)

94,403	1.6	Real Estate	Resort Vacation Club	93,972	103,524	Yes	—	Portfolio of vacation properties	Various ranging from November 2008 to May 2011	523,404	(3)

91,283	1.5	Real Estate	Health Care and Social Assitance	400,000	91,283	Yes	—	Nursing care facilities	May 2010	458,500	(4)
$377,702	6.3%			$667,635	$410,047		$—

(1)	Represents the primary collateral securing the loan. In certain cases, there may be additional types of collateral.

(2)

The collateral that secures our loan balance of $192.0 million as of June 30, 2012 primarily consists of timeshare receivables and timeshare real estate that had a total value of $632.1 million as of June 30, 2012. Total senior debt, including our loan balance, secured by the collateral was $255.6 million as of June 30, 2012.

(3)	Total senior debt, including our loan balance, was $247.2 million as of June 30, 2012.

(4)	Total senior debt, including our loan balance, was $360.6 million as of June 30, 2012.

Non-performing loans include all loans on non-accrual status and accruing loans which are contractually past due 90 days or more as to principal or interest payments. There were 111 credit relationships in the non-performing portfolio as of June 30, 2012, and our largest non-performing credit relationship totaled $33.2 million and comprised 16% of our total non-performing loans.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from all counterparties based on terms stipulated in the collateral support annex. We also monitor all exposure and collateral requirements daily on a per counterparty basis. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their derivative positions “net.” As of June 30, 2012 and December 31, 2011, the gross positive fair value of our derivative financial instruments was $0.2 million and $59.1 million, respectively. Our master netting agreements reduced the exposure to this gross positive fair value by $0.2 million and $40.3 million as of June 30, 2012 and December 31, 2011, respectively. We held $18.8 million of collateral against derivative financial instruments as of December 31, 2011. We held no collateral as of June 30, 2012.

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

Interest Rate Risk Management

Interest rate risk refers to the timing and volume differences in the re-pricing of our rate-sensitive assets and liabilities, changes in the general level of market interest rates and changes in the shape and level of various indices, including LIBOR-based indices and the prime rate. We attempt to mitigate exposure to the earnings impact of the interest rate changes by conducting the majority of our loan and deposit activity using interest rate structures that resets on a periodic basis. The majority of our loan portfolio bears interest at a spread to the LIBOR rate or a prime-based rate with most of the remainder bearing interest at a fixed rate. The majority of the deposit portfolio is comprised of certificates of deposits that generally have an initial term between 3 and 18 months. Our investment and borrowings portfolios are used to offset a portion of the remaining re-pricing risk that exists between our loans and deposits.

The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied to the combined portfolios of our segments as of June 30, 2012, were as follows ($ in thousands):

Rate Change (Basis Points)
+ 200	$16,621
+ 100	1,167
- 100	4,227
- 200	4,123

For the purpose of the above analysis, CapitalSource Bank loans, investment securities, borrowings, and deposits are assumed to be replaced as they run off. The new loans, investment securities, borrowings and deposits are assumed to have interest rates that reflect our forecast of prevailing market terms. We also assumed that LIBOR and prime rates do not fall below 0% for loans and borrowings. Parent Company loans, investment securities and borrowings are assumed to convert to cash as they run off.

As of June 30, 2012, approximately 60% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest. Of the loans with interest rate floors and accruing interest, approximately 94% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of June 30, 2012 were as follows:

	Amount Outstanding	Percentage of Total Portfolio
	($ in thousands)
Loans with contractual interest rates:
Below the interest rate floor	$3,414,439	56%
Exceeding the interest rate floor	98,105	2
At the interest rate floor	125,233	2
Loans with interest rate floors on non-accrual	84,028	1
Loans with no interest rate floor	2,347,805	39
Total	$6,069,610	100%

We enter into basis swap agreements to hedge basis risk between our LIBOR-based term debt and the prime-based loans pledged as collateral for that debt. These basis swaps modify our exposure to interest rate risk by synthetically converting prime rate loans to one-month LIBOR. Our basis swap agreements partially protect us from the risk that interest collected under prime rate loans will not be sufficient to service the interest due under the one-month LIBOR-based term debt.

We have also entered into relatively short-dated forward exchange agreements to minimize exposure to foreign currency risk arising from foreign currency denominated loans.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. These policies relate to the allowance for loan and lease losses, fair value measurements, and income taxes. We have established detailed policies and procedures to ensure that the assumptions and judgments surrounding these areas are adequately controlled, independently reviewed and consistently applied from period to period. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosures related to these estimates.

There have been no significant changes during the three months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2011.

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

The international Basel Committee on Banking Supervision published the final text of Basel III on December 16, 2010 with revisions to update capital rules on June 1, 2011. The Basel III requirements will be implemented starting January 1, 2013 and its adoption will be phased-in over an extended period of time from 2013 through 2019. From January 1, 2013 onwards, banks will have to meet the following minimum capital requirements expressed in risk-weighted assets: 3.5% share capital, 4.5% Tier-1 capital and 8% total capital. During the transition period, these ratios will gradually be stepped up to 4.5% share capital, 6% Tier-1 capital and 8% total capital. The total capital ratio will be built-up with increases along gradual lines from 0.625% at January 1, 2016 to 2.5% at January 1, 2019. As a result, banks will ultimately have to hold 10.5% of their total capital expressed in risk-weighted assets as of January 1, 2019.

In addition, the international Basel Committee on Banking Supervision will begin to introduce minimum standards over bank leverage, liquidity coverage and net stable funding ratios after specified monitoring and observation periods. The Basel Committee on Banking Supervision will introduce the leverage ratio after an initial phase-in period starting January 1, 2013 with complete migration in effect by January 1, 2018. The liquidity coverage ratio and net stable funding ratio minimum standards will be in effect by January 1, 2015 and January 1, 2018, respectively.

We will continue to monitor developments relating to Basel III adoption in the U.S. and its potential impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for additional information on our derivatives, see Note 15, Derivative Instruments, in our consolidated financial statements for the three and six months ended June 30, 2012, and Note 22, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2011 included in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. There have been no changes in our internal control over financial reporting during the three and six months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchases of shares of our common stock for the three months ended June 30, 2012 was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans(2)
April 1 – April 30, 2012	5,023,000	$6.55	5,023,000	—
May 1 – May 31, 2012	57,519	6.68	—
June 1 – June 30, 2012	6,504,902	6.42	6,484,600	—
Total	11,585,421	$6.48	11,507,600	$131,201,738

(1)

Includes the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)

In December 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock over a period of up to two years. Subsequently, our Board of Directors authorized the repurchase of an additional $635.0 million of our common stock during such period (in the aggregate, the “Stock Repurchase Program”). In June we repurchased 6,984,600 shares of our common stock under the Stock Repurchase Program at an average price of $6.43 per share for a total purchase price of $44.9 million. Of these purchases, purchases of 500,000 shares at an average price of $6.53 per share were settled in July 2012 which, for accounting purposes, were recorded in June 2012. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

Item 5. Other Information

On July 30, 2012, CapitalSource Bank filed its Consolidated Reports of Condition and Income for A Bank With Domestic Offices Only — FFIEC 041, for the quarter ended June 30, 2012 (the “Call Report”) with the Federal Deposit Insurance Corporation (“FDIC”).

Our Chairman, John K. Delaney, has founded Alliance Partners, an asset management and services firm which manages BancAlliance, a bank-controlled cooperative which helps member banks diversify loan portfolios, access a broader range of asset opportunities and manage their commercial real estate concentrations. The Company Board believes that it is in the best interest of the Company and our shareholders for Mr. Delaney to continue to serve on our Board of Directors, and has determined that the current activities of Alliance Partners and BancAlliance are not in competition with the Company or in conflict with Mr. Delaney’s responsibilities to the Company. The Company Board has approved Mr. Delaney’s serving as a director of Alliance Partners and BancAlliance and, on August 3, 2012, granted a Code of Conduct waiver to Mr. Delaney with respect to any of his current activities in connection with Alliance Partners, BancAlliance or their affiliates that are, or could be deemed to be, or result in an appearance of conflict with any provision of, or under, our Code of Conduct.

Item 6. Exhibits

(a)	Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: August 6, 2012	/s/ JAMES J. PIECZYNSKI
James J. Pieczynski
Director and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2012	/s/ JOHN A. BOGLER
John A. Bogler
Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2012	/s/ MICHAEL A. SMITH
Michael A. Smith
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No	Description
3.1	Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008) (incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2	Amended and Restated Bylaws (composite version; reflects all amendments through February 16, 2011) (incorporated by reference to exhibit 3.1 to the Form 8-K filed by CapitalSource on February 18, 2011).
12.1	Ratio of Earnings to Fixed Charges.†
31.1	Rule 13a — 14(a) Certification of Chairman of the Board and Chief Executive Officer.†
31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.†
32	Section 1350 certifications.†
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Label Linkbase Document†
101.PRE	XBRL Taxonomy Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Definition Document†

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

