Form 10-Q
period 2012-09-30
CAPITALSOURCE INC
filed 2012-11-06
CIK 1241199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding was 211,532,310.

CapitalSource Inc.

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
	($ in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$615,495	$458,548
Restricted cash (including $1.9 million and $23.7 million, respectively, of cash that can only be used to settle obligations of consolidated VIEs)	71,412	65,484
Investment securities:
Available-for-sale, at fair value	1,094,070	1,188,002
Held-to-maturity, at amortized cost	108,066	111,706
Total investment securities	1,202,136	1,299,708
Loans held for sale	84,883	193,021
Loans held for investment, gross	5,948,119	5,758,990
Less deferred loan fees and discounts	(53,907)	(68,843)
Total Loans held for investment (including $394.5 million and $504.5 million, respectively, of loans that can only be used to settle obligations of consolidated VIEs)	5,894,212	5,690,147
Less allowance for loan and lease losses	(126,630)	(153,631)
Total loans held for investment, net	5,767,582	5,536,516
Interest receivable	31,894	38,796
Other investments	66,791	81,245
Goodwill	173,135	173,135
Deferred tax assets, net	370,577	45,445
Other assets	293,396	408,170
Total assets	$8,677,301	$8,300,068
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,535,482	$5,124,995
Term debt (including $203.3 million and $309.4 million, respectively, in obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.)	203,307	309,394
Other borrowings	1,009,880	1,015,099
Other liabilities	185,172	275,434
Total liabilities	6,933,841	6,724,922
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 215,238,561 and 256,112,205 shares issued/outstanding, respectively)	2,152	2,561
Additional paid-in capital	3,217,582	3,487,911
Accumulated deficit	(1,498,131)	(1,934,732)
Accumulated other comprehensive income, net	21,857	19,406
Total shareholders’ equity	1,743,460	1,575,146
Total liabilities and shareholders’ equity	$8,677,301	$8,300,068

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	($ in thousands, except per share data)
Net interest income:
Interest income:
Loans	$105,066	$107,161	$322,437	$344,308
Investment securities	9,784	13,635	29,737	44,675
Other	384	680	1,119	2,070
Total interest income	115,234	121,476	353,293	391,053
Interest expense:
Deposits	12,738	13,422	38,669	40,203
Borrowings	6,775	21,066	21,866	86,844
Total interest expense	19,513	34,488	60,535	127,047
Net interest income	95,721	86,988	292,758	264,006
Provision for loan and lease losses	8,959	35,118	30,567	81,450
Net interest income after provision for loan and lease losses	86,762	51,870	262,191	182,556
Non-interest income, net:
Loan fees	4,174	3,421	11,899	11,435
Leased equipment income	3,299	901	9,815	974
Gain on sales of investments, net	1,856	19,141	929	51,381
Loss on derivatives, net	(978)	(2,113)	(649)	(4,262)
Other non-interest income, net	946	11,134	7,303	15,445
Total non-interest income	9,297	32,484	29,297	74,973
Non-interest expense:
Compensation and benefits	25,523	31,047	77,347	90,524
Professional fees	2,469	3,097	9,158	12,985
Occupancy expenses	3,422	3,690	13,402	11,663
FDIC fees and assessments	1,507	1,375	4,419	4,706
General depreciation and amortization	1,330	1,662	4,536	5,283
Other administrative expenses	7,660	8,022	30,902	28,780
Total operating expenses	41,911	48,893	139,764	153,941
Leased equipment depreciation	2,307	668	6,883	708
Expense of real estate owned and other foreclosed assets, net	2,308	12,835	6,579	34,124
Loss (gain) on extinguishment of debt	—	113,679	(8,059)	113,679
Other non-interest expense, net	483	271	(908)	(1,095)
Total non-interest expense	47,009	176,346	144,259	301,357
Net income (loss) before income taxes	49,050	(91,992)	147,229	(43,828)
Income tax expense (benefit)	18,003	(11,280)	(296,305)	17,131
Net income (loss)	$31,047	$(80,712)	$443,534	$(60,959)
Basic income (loss) per share	$0.14	$(0.26)	$1.94	$(0.19)
Diluted income (loss) per share	$0.14	$(0.26)	$1.88	$(0.19)
Average shares outstanding:
Basic	219,664,637	306,535,063	229,091,849	315,719,413
Diluted	226,441,294	306,535,063	235,712,522	315,719,413
Dividends declared per share	$0.01	$0.01	$0.03	$0.03

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	($ in thousands)
Net income (loss)	$31,047	$(80,712)	$443,534	$(60,959)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax	2,315	(4,078)	2,802	21,219
Unrealized (loss) gain on foreign currency translation, net of tax	—	(10,795)	(351)	665
Other comprehensive income (loss)	2,315	(14,873)	2,451	21,884
Comprehensive income (loss)	$33,362	$(95,585)	$445,985	$(39,075)

See accompanying notes.

CapitalSource Inc.

Consolidated Statement of Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net	Total Shareholders’ Equity
	(Unaudited)
	($ in thousands)
Total shareholders’ equity as of December 31, 2011	$2,561	$3,487,911	$(1,934,732)	$19,406	$1,575,146
Net income	—	—	443,534	—	443,534
Other comprehensive income	—	—	—	2,451	2,451
Dividends paid	—	106	(6,933)	—	(6,827)
Stock option expense	—	1,229	—	—	1,229
Exercise of options	7	3,188	—	—	3,195
Restricted stock activity	(4)	7,370	—	—	7,366
Repurchase of common stock	(412)	(282,222)	—	—	(282,634)
Total shareholders’ equity as of September 30, 2012	$2,152	$3,217,582	$(1,498,131)	$21,857	$1,743,460

See accompanying notes.

CapitalSource Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(Unaudited) ($ in thousands)
Operating activities:
Net income	$443,534	$(60,959)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option expense	1,229	4,064
Restricted stock expense	8,838	5,972
(Gain) loss on extinguishment of debt	(8,059)	113,679
Amortization of deferred loan fees and discounts	(31,799)	(53,972)
Paid-in-kind interest on loans	6,370	27,925
Provision for loan losses	30,567	81,450
Amortization of deferred financing fees and discounts	1,252	18,029
Depreciation and amortization	14,032	1,901
(Benefit) provision for deferred income taxes	(326,823)	44,762
Non-cash gain on investments, net	(2,133)	(62,617)
Non-cash loss on foreclosed assets and other property and equipment disposals	816	26,448
Unrealized (gain) loss on derivatives and foreign currencies, net	(950)	5,950
Decrease in interest receivable	6,902	18,127
Decrease in loans held for sale, net	23,113	190,947
Decrease in other assets	120,194	63,482
Decrease in other liabilities	(102,153)	(96,492)
Cash provided by operating activities	184,930	328,696
Investing activities:
(Increase) decrease in restricted cash	(5,928)	78,448
(Increase) decrease in loans, net	(160,541)	125,335
Reduction of marketable securities, available for sale, net	75,594	119,013
Reduction of marketable securities, held to maturity, net	4,893	90,556
Reduction of other investments, net	13,920	42,699
Acquisition of property and equipment, net	(5,462)	(47,920)
Cash (used in) provided by investing activities	(77,524)	408,131
Financing activities:
Deposits accepted, net of repayments	410,487	264,558
Repayments on credit facilities, net	—	(68,792)
Repayments and extinguishment of term debt	(106,118)	(724,080)
Borrowings under (repayments of) other borrowings	20,931	(232,767)
Repurchase of common stock	(272,127)	(291,424)
Proceeds from exercise of options	3,195	1,462
Payment of dividends	(6,827)	(9,390)
Cash provided by (used in) financing activites	49,541	(1,060,433)
Increase (decrease) in cash and cash equivalents	156,947	(323,606)
Cash and cash equivalents as of beginning of period	458,548	820,450
Cash and cash equivalents as of end of period	$615,495	$496,844
Supplemental information
Supplemental information:
Noncash transactions from investing and financing activities:	$12,372	$10,911

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

For the three and nine months ended September 30, 2012 and 2011, we operated as two reportable segments: CapitalSource Bank and Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our legacy loan portfolio and investment activities at the Parent Company. For additional information, see Note 16, Segment Data.

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

Note 3. Cash	and Cash Equivalents and Restricted Cash

As of September 30, 2012 and December 31, 2011, our cash and cash equivalents and restricted cash balances were as follows:

	September 30, 2012		December 31, 2011
	Unrestricted	Restricted(1)	Unrestricted	Restricted(1)
	($ in thousands)
Cash and cash equivalents and restricted cash:
Cash and due from banks	$237,589	$29,554	$231,701	$41,808
Interest-bearing deposits in other banks(2)	157,970	—	186,868	16
Other short-term investments(3)	219,936	41,858	39,979	23,660
Total cash and cash equivalents and restricted cash	$615,495	$71,412	$458,548	$65,484

(1)

Restricted cash includes principal and interest collections received from loans held in securitization trusts, loan-related escrow and reserve accounts, and cash that has been pledged as collateral supporting letters of credit and derivative liabilities.

(2)	Included in these balances for CapitalSource Bank were $155.2 million and $179.1 million in deposits at the Federal Reserve Bank (“FRB”) as of September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012 and December 31, 2011, our outstanding loan balance was $6.0 billion and $5.9 billion, respectively. These amounts include loans held for sale and loans held for investment. As of September 30, 2012 and December 31, 2011, interest and fee receivables on these loans totaled $28.7 million and $35.0 million, respectively.

Loans held for sale are recorded at the lower of cost or fair value, less costs to sell. We determine when to sell a loan on a loan-by-loan basis and consider several factors, including the credit quality of the loan, any financing secured by the loan and any requirements related to the release of liens, the potential sale price relative to our loan valuation, our liquidity needs, and the resources necessary to ensure an adequate recovery if we continued to hold the loan. When our analysis indicates that the proper strategy is to sell a loan, we initiate the sale process and designate the loan as held for sale.

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

During the three and nine months ended September 30, 2012, we transferred loans with a carrying value of $112.1 million and $213.0 million, respectively, which included $23.7 million and $55.0 million of impaired loans, respectively, from held for investment to held for sale. These transfers were based on our decision to sell these loans as part of overall portfolio management and workout strategies. We incurred $0.4 million of losses due to lower of cost or fair value adjustments at the time of transfer during the three and nine months ended September 30, 2012, which is recorded within Other Non-Interest Income on the Consolidated Statement of Operations. We reclassified $5.0 million of loans from held for sale to held for investment during the nine months ended September 30, 2012, based on our intent to retain these loans for investment. We did not make any such reclassifications during the three months ended September 30, 2012.

During the three and nine months ended September 30, 2011, we transferred loans with a carrying value of $38.7 million and $204.4 million, respectively, from held for investment to held for sale which included $4.5 million and $170.2 million of impaired loans, respectively. These transfers were based on our decision to sell these loans as part of overall portfolio management and workout strategies. We incurred $1.4 million of losses due to lower of cost or fair value adjustments at the time of transfer during the nine months ended September 30, 2011, which is recorded within Other Non-Interest Income on the Consolidated Statement of Operations. We did not incur any losses during the three months ended September 30, 2011. We reclassified $28.6 million of loans from held for sale to held for investment during the nine months ended September 30, 2011, based on our intent to retain these loans for investment. We did not make any such reclassifications during the three months ended September 30, 2011.

During the three months ended September 30, 2012, we recognized net losses on the sale of loans of $0.9 million. During the nine months ended September 30, 2012, we recognized net gains on the sale of loans of $2.1 million. During the three and nine months ended September 30, 2011, we recognized net gains on the sale of loans of $10.0 million and $14.4 million, respectively.

As of December 31, 2011, loans held for sale with an outstanding balance of $2.9 million were classified as non-accrual loans. We did not have any loans held for sale that were on non-accrual status as of September 30, 2012. We did not record any fair value write-downs on non-accrual loans held for sale during the three and nine months ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012, we purchased loans held for investment with an outstanding principal balance at the time of purchase of $78.3 million. We did not purchase any loans held for investment during the three months ended September 30, 2012.

As of September 30, 2012 and December 31, 2011, CapitalSource Bank pledged loans held for investment with an unpaid principal balance of $738.7 million and $459.5 million, respectively, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) as collateral for its financing facility.

As of September 30, 2012 and December 31, 2011, the outstanding unpaid principal balance of loans, by type of loan, was as follows:

	September 30, 2012		December 31, 2011
	($ in thousands except percentages)
Commercial	$3,512,672	60%	$3,491,259	61%
Real estate	2,334,664	39	2,133,210	38
Real estate — construction	46,876	1	65,678	1
Total(1)	$5,894,212	100%	$5,690,147	100%

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

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

As of September 30, 2012 and December 31, 2011, the carrying value of loans by class, separated by performing and non-performing categories, was as follows:

	September 30, 2012			December 31, 2011
Class	Performing	Non-Performing	Total	Performing	Non-Performing	Total
	($ in thousands)
Asset-based	$1,320,783	$48,616	$1,369,399	$1,238,807	$35,621	$1,274,428
Cash flow	1,881,909	68,326	1,950,235	1,833,103	110,280	1,943,383
Healthcare asset-based	183,836	—	183,836	268,604	822	269,426
Healthcare real estate	514,112	17,001	531,113	561,882	23,600	585,482
Multifamily	864,693	2,014	866,707	852,766	1,703	854,469
Real estate	754,725	14,587	769,312	506,985	93,266	600,251
Small business	215,367	8,243	223,610	152,206	10,502	162,708
Total(1)	$5,735,425	$158,787	$5,894,212	$5,414,353	$275,794	$5,690,147

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

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

As of September 30, 2012 and December 31, 2011, the carrying value of each class of loans by internal risk rating, was as follows:

	Internal Risk Rating
Class	Pass	Special Mention	Substandard	Doubtful	Total
	($ in thousands)
As of September 30, 2012:
Asset-based	$1,254,320	$34,901	$45,710	$34,468	$1,369,399
Cash flow	1,654,652	41,877	210,793	42,913	1,950,235
Healthcare asset-based	113,939	48,487	21,410	—	183,836
Healthcare real estate	450,558	47,515	33,040	—	531,113
Multifamily	843,556	20,547	2,604	—	866,707
Real estate	731,051	12,407	25,854	—	769,312
Small business	209,176	5,522	7,416	1,496	223,610
Total(1)	$5,257,252	$211,256	$346,827	$78,877	$5,894,212
As of December 31, 2011:
Asset-based	$953,406	$180,588	$132,848	$7,586	$1,274,428
Cash flow	1,602,838	27,018	228,502	85,025	1,943,383
Healthcare asset-based	177,996	75,980	15,397	53	269,426
Healthcare real estate	489,099	72,783	23,600	—	585,482
Multifamily	849,251	3,516	1,702	—	854,469
Real estate	428,750	42,634	128,867	—	600,251
Small business	143,709	8,869	1,470	8,660	162,708
Total(1)	$4,645,049	$411,388	$532,386	$101,324	$5,690,147

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Non-Accrual and Past Due Loans

We place a loan on non-accrual status when there is substantial doubt about the borrower’s ability to service its debt and other obligations or if the loan is 90 or more days past due and is not well-secured and in the process of collection. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed and the recognition of interest and fee income on that loan is discontinued until factors no longer indicate collection is doubtful and the loan has been brought current. Payments received on non-accrual loans are generally first applied to principal. A loan may be returned to accrual status when its interest or principal is current, repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. Cash payments received from the client and applied to the principal balance of the loan while the loan was on non-accrual status are not reversed if a loan is returned to accrual status.

If our non-accrual loans had performed in accordance with their original terms, interest income on the outstanding legal balance of these loans would have been $21.2 million and $71.5 million higher for the three and nine months ended September 30, 2012, respectively, and $21.3 million and $83.0 million higher for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012 and December 31, 2011, the carrying value of non-accrual loans by class was as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Asset-based	$48,616	$35,621
Cash flow	68,326	110,280
Healthcare asset-based	—	822
Healthcare real estate	17,001	23,600
Multifamily	2,014	1,703
Real estate	14,587	87,663
Small business	8,243	10,502
Total(1)	$158,787	$270,191

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

As of September 30, 2012 and December 31, 2011, the delinquency status of loans by class was as follows:

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater than 90 Days Past Due and Accruing
	($ in thousands)
As of September 30, 2012:
Asset-based	$29,785	$438	$30,223	$1,339,176	$1,369,399	$—
Cash flow	312	5,217	5,529	1,944,706	1,950,235	—
Healthcare asset-based	—	—	—	183,836	183,836	—
Healthcare real estate	—	17,001	17,001	514,112	531,113	—
Multifamily	—	1,021	1,021	865,686	866,707	—
Real estate	—	14,351	14,351	754,961	769,312	—
Small business	214	5,123	5,337	218,273	223,610	—
Total(1)	$30,311	$43,151	$73,462	$5,820,750	$5,894,212	$—
As of December 31, 2011:
Asset-based	$2,611	$11,063	$13,674	$1,260,754	$1,274,428	$—
Cash flow	218	9,701	9,919	1,933,464	1,943,383	—
Healthcare asset-based	—	—	—	269,426	269,426	—
Healthcare real estate	—	17,951	17,951	567,531	585,482	—
Multifamily	1,565	188	1,753	852,716	854,469	—
Real estate	5,762	44,049	49,811	550,440	600,251	5,603
Small business	2,213	9,182	11,395	151,313	162,708	—
Total(1)	$12,369	$92,134	$104,503	$5,585,644	$5,690,147	$5,603

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

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

Assessing the likelihood that a loan will not be paid according to its contractual terms involves the consideration of all relevant facts and circumstances and requires a significant amount of judgment. For such purposes, factors that are considered include:

•	the current performance of the client;

•	the current economic environment and financial capacity of the client to preclude a default;

•	the willingness of the client to provide the support necessary to preclude a default (including the potential for successful resolution of a potential problem through modification of terms); and

•	the client’s equity position in, and the value of, the underlying collateral, if applicable, based on our best estimate of the fair value of the collateral.

In assessing the adequacy of available evidence, we consider whether the receipt of payments is dependent on the fiscal health of the client or the sale, refinancing or foreclosure of the loan.

We continue to recognize interest income on loans that have been identified as impaired but that have not been placed on non-accrual status.

As of September 30, 2012 and December 31, 2011, information pertaining to our impaired loans was as follows:

	September 30, 2012			December 31, 2011
	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance
	($ in thousands)
With no related allowance recorded:
Asset-based	$59,814	$102,099	$—	$55,445	$89,519	$—
Cash flow	56,057	124,576	—	80,453	143,131	—
Healthcare asset-based	—	12,011	—	3,937	15,133	—
Healthcare real estate	17,001	21,183	—	23,600	28,961	—
Multifamily	2,014	2,134	—	1,703	2,988	—
Real estate	19,516	96,891	—	123,766	226,359	—
Small business	9,414	16,416	—	14,679	20,938	—
Total	163,816	375,310	—	303,583	527,029	—

With allowance recorded:
Asset-based	10,729	10,921	(4,017)	7,472	9,847	(2,030)
Cash flow	91,546	104,667	(15,796)	105,740	117,766	(24,418)
Total	102,275	115,588	(19,813)	113,212	127,613	(26,448)
Total impaired loans	$266,091	$490,898	$(19,813)	$416,795	$654,642	$(26,448)

(1)	Carrying value of impaired loans before applying specific reserves. Balances are net of deferred loan fees and discounts. Excludes loans held for sale.

(2)

Represents the contractual amounts owed to us by borrowers. The difference between the carrying value and the contractual amounts owed relates to the previous recognition of charge offs and are net of deferred loan fees and discounts.

Average balances and interest income recognized on impaired loans, by loan class, for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)
	($ in thousands)
No allowance recorded:
Asset-based	$85,203	$1,028	$64,154	$672	$70,495	$2,549	$71,759	$2,064
Cash flow	72,361	834	111,406	2,247	71,747	2,871	117,493	5,968
Healthcare asset-based	—	78	1,380	—	1,342	233	1,166	101
Healthcare real estate	23,937	—	27,194	—	26,252	—	22,550	165
Multifamily	1,595	17	2,510	—	1,268	17	7,012	—
Real estate	31,037	478	102,895	183	66,391	3,461	204,302	3,104
Small business	10,129	—	8,998	—	12,883	—	9,673	—
Total	224,262	2,435	318,537	3,102	250,378	9,131	433,955	11,402

With allowance recorded:
Asset-based	7,932	—	39,038	—	8,440	74	54,564	—
Cash flow	86,207	1,030	77,553	824	100,313	2,422	119,464	2,487
Healthcare asset-based	—	—	363	—	—	—	1,023	—
Healthcare real estate	—	—	—	—	785	—	6,507	—
Multifamily	—	—	154	—	—	—	538	—
Real estate	—	—	22,261	—	—	—	38,753	—
Small business	—	—	1,521	—	—	—	739	—
Total	94,139	1,030	140,890	824	109,538	2,496	221,588	2,487
Total impaired loans	$318,401	$3,465	$459,427	$3,926	$359,916	$11,627	$655,543	$13,889

(1)

We recognized $0.1 million of cash basis interest income on impaired loans during the nine months ended September 30, 2011. We did not recognize any cash basis interest income on impaired loans during the three and nine months ended September 30, 2012 or the three months ended September 30, 2011.

As of September 30, 2012 and December 31, 2011, the carrying value of impaired loans with no related allowance recorded was $163.8 million and $303.6 million, respectively. Of these amounts, $50.5 million and $136.3 million, respectively, related to loans that were charged off to their carrying values. These charge offs were primarily the result of impairment measurements of collateral dependent loans for which ultimate collection depends solely on the sale of the collateral. The remaining $113.3 million and $167.3 million related to loans that had no recorded charge offs or specific reserves as of September 30, 2012 and December 31, 2011, respectively, based on our estimate that we ultimately will collect all principal and interest amounts due.

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

We perform quarterly and systematic detailed reviews of our loan portfolio to identify credit risks and to assess the overall collectability of the portfolio. The allowance on certain pools of loans with similar characteristics is estimated using reserve factors derived from historical loss rates.

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

Activity in the allowance for loan and lease losses related to our loans held for investment for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Allowance for loan and lease losses at beginning of period	$133,359	$199,138	$153,631	$329,122
Charge offs	(23,090)	(27,314)	(69,032)	(207,244)
Recoveries	7,590	1,478	12,911	17,454
Net charge offs	(15,500)	(25,836)	(56,121)	(189,790)
Charge offs upon transfer to held for sale	(188)	(68)	(1,447)	(12,430)
Provision for loan and lease losses	8,959	35,118	30,567	81,450
Allowance for loan and lease losses at end of period	126,630	208,352	126,630	208,352
Allowance for credit losses on unfunded lending commitments at beginning of period(1)	3,486	1,895	4,877	3,261
Provision (release) for unfunded lending commitments	483	270	(908)	(1,096)
Allowance for credit losses on unfunded lending commitments at end of period(1)	3,969	2,165	3,969	2,165
Total allowance for loan, lease and unfunded lending commitments	$130,599	$210,517	$130,599	$210,517

(1)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities on the Consolidated Balance Sheet.

As of September 30, 2012 and December 31, 2011, the balances of the allowance for loan and lease losses and the carrying value of loans held for investment disaggregated by impairment methodology were as follows:

	September 30, 2012		December 31, 2011
	Loans(1)	Allowance for Loan and Lease Losses	Loans(1)	Allowance for Loan and Lease Losses
	($ in thousands)
Individually evaluated for impairment	$261,668	$(19,813)	$409,902	$(26,448)
Collectively evaluated for impairment	5,628,122	(106,817)	5,273,352	(127,183)
Acquired loans with deteriorated credit quality	4,422	—	6,893	—
Total	$5,894,212	$(126,630)	$5,690,147	$(153,631)

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Troubled Debt Restructurings

The types of concessions that are assessed to determine if modifications to our loans should be classified as troubled debt restructurings (“TDRs”) include, but are not limited to, interest rate and/or fee reductions, maturity extensions, payment deferrals, forgiveness of loan principal, interest, and/or fees, or multiple concessions comprised of a combination of some or all of these items. We also classify discounted loan payoffs and loan foreclosures as TDRs.

During the three and nine months ended September 30, 2012, the aggregate carrying value of loans involved in TDRs were $72.8 million and $164.5 million, respectively, as of their respective restructuring dates. During the three and nine months ended September 30, 2011, the aggregate carrying values of loans involved in a TDR were $47.1 million and $270.6 million, respectively, as of their respective restructuring dates. Aggregate carrying value includes principal, deferred fees and accrued interest. Loans involved in TDRs are classified as impaired upon closing on the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms.

As loans involved in TDRs are deemed to be impaired, such impaired loans, including those that subsequently experienced defaults, are individually evaluated in accordance with our allowance for loan and lease losses methodology under the same guidelines as non-TDR loans that are classified as impaired. Our evaluation of whether collection of interest and principal is reasonably assured is based on the facts and circumstances of each individual client and our assessment of the client’s ability and intent to repay in accordance with the revised loan terms. We generally consider such factors as historical operating performance and payment history of the client, indications of support by sponsors and other interest holders, the terms of the TDR, the value of any collateral securing the loan and projections of future performance of the client as part of this evaluation.

The accrual status for loans involved in a TDR is assessed as part of the evaluation mentioned above. For a loan that accrues interest immediately after that loan is restructured in a TDR, we generally do not charge off a portion of the loan as part of the restructuring. If a portion of a loan has been charged off, we will not accrue interest on the remaining portion of the loan if the charged off portion is still contractually due from the client. However, if the charged off portion of the loan is legally forgiven through concessions to the client, then the restructured loan may be placed on accrual status if the remaining contractual amounts due on the loan are reasonably assured of collection. In addition, for certain TDRs, especially those involving a commercial real estate loan, we may split the loan into an A note and a B note, placing the performing A note on accrual status and charging off the B note. For loans involved in a TDR that have been classified as non-accrual, the borrower is required to demonstrate sustained payment performance for a minimum of six months to return to accrual status.

The aggregate carrying values of loans that had been restructured in TDRs as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Non-accrual	$89,149	$130,389
Accruing	129,077	178,614
Total	$218,226	$309,003

The specific reserves related to these loans were $8.1 million and $7.3 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, we had unfunded commitments related to these restructured loans of $46.8 million and $103.1 million, respectively.

The following table rolls forward the balance of loans modified in TDRs for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Beginning balance of TDRs	$246,209	$454,351	$309,003	$555,113
New TDRs	39,102	22,516	61,363	117,796
Draws and pay downs on existing TDRs, net	(36,606)	(22,782)	(74,378)	(102,032)
Loan sales and payoffs	(24,317)	(123,738)	(50,448)	(205,987)
Charge offs post modification	(6,162)	(4,580)	(27,314)	(39,122)
Ending balance of TDRs	$218,226	$325,767	$218,226	$325,768

The number and aggregate carrying values of loans involved in TDRs that occurred during the three and nine months ended September 30, 2012 were as follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR
	($ in thousands)
Asset-based:
Maturity extension	—	$—	$—	1	$350	$350
Discounted payoffs	2	1,630	—	3	1,818	—
Foreclosures	—	—	—	1	2,000	—
Multiple concessions	32	31,540	22,638	34	34,913	25,339
	34	33,170	22,638	39	39,081	25,689

Cash flow:
Maturity extension	—	—	—	2	3,886	3,886
Payment deferral	1	736	736	1	736	736
Multiple concessions	1	30,148	18,293	9	57,247	45,392
	2	30,884	19,029	12	61,869	50,014

Healthcare real estate:
Discounted payoffs	2	6,963	—	2	6,963	—
	2	6,963	—	2	6,963	—

Multifamily:
Foreclosures	—	—	—	2	1,040	—
	—	—	—	2	1,040	—

Real estate:
Maturity extension	—	—	—	2	48,709	48,709
Discounted payoffs	—	—	—	1	4,246	—
	—	—	—	3	52,955	48,709

Small business:
Payment deferral	1	558	558	1	558	558
Discounted payoffs	1	252	—	2	849	—
Foreclosures	3	969	—	4	1,208	—
	5	1,779	558	7	2,615	558
Total(1)	43	$72,796	$42,225	65	$164,523	$124,970

(1)	Includes deferred loan fees and discounts.

A summary of concessions granted by loan type, including the accrual status of the loans as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012			December 31, 2011
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total
	($ in thousands)
Commercial
Maturity extension	$20,768	$58,505	$79,273	$24,208	$72,174	$96,382
Payment deferral	248	—	248	252	8,335	8,587
Multiple concessions	55,916	65,502	121,418	37,766	26,718	64,484
	76,932	124,007	200,939	62,226	107,227	169,453
Real estate
Interest rate and fee reduction	—	—	—	188	—	188
Maturity extension	62	—	62	1,023	41,213	42,236
Payment deferral	639	—	639	47,849	—	47,849
Multiple concessions	—	5,070	5,070	861	146	1,007
	701	5,070	5,771	49,921	41,359	91,280
Real estate — construction
Maturity extension	11,279	—	11,279	18,242	—	18,242
Multiple concessions	237	—	237	—	30,028	30,028
	11,516	—	11,516	18,242	30,028	48,270
Total	$89,149	$129,077	$218,226	$130,389	$178,614	$309,003

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

Losses incurred on TDRs since their initial restructuring by concession and loan type for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Commercial
Interest rate and fee reduction	$—	$—	$—	$18,728
Maturity extension	325	733	4,174	9,444
Payment deferral	—	2,230	4	9,606
Multiple concessions	7,911	214	14,633	33,051
	8,236	3,177	18,811	70,829
Real estate
Interest rate and fee reduction	—	—	—	9
Maturity extension	—	29	950	428
Payment deferral	—	—	—	11,162
Multiple concessions	—	—	23	—
	—	29	973	11,599
Real estate — construction
Maturity extension	—	4,541	4,709	19,159
Multiple concessions	613	—	958	—
	613	4,541	5,667	19,159
Total	$8,849	$7,747	$25,451	$101,587

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three and nine months ended September 30, 2012, 97.7% and 84.3%, respectively, related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status, as of September 30, 2012. We did not recognize any interest income for the three months ended September 30, 2012, on commercial loans that experienced losses during this period. We recognized approximately $74 thousand of interest income for the nine months ended September 30, 2012 on the commercial loans that experienced losses during these periods.

Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the three and nine months ended September 30, 2011, 0.1% and 36.2%, respectively, related to loans for which the initial TDR on the borrower occurred prior to 2008, 7.1% and 77.0%, respectively, related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status as of September 30, 2011. We did not recognize any interest income for the three months ended September 30, 2011, on commercial loans that experienced losses during these periods. We recognized approximately $0.2 million of interest income for the nine months ended September 30, 2011 on the commercial loans that experienced losses during this period.

Foreclosed Assets

Real Estate Owned (“REO”)

When we foreclose on a real estate asset that collateralizes a loan or other assets, we record the acquired assets at its estimated fair value less costs to sell at the time of foreclosure if the related REO is classified as held for sale. Upon foreclosure, we evaluate the asset’s fair value as compared to the asset’s carrying amount and record a charge off when the carrying amount of the asset exceeds fair value less costs to sell. For REO determined to be held for sale, subsequent valuation adjustments are recorded as a valuation allowance, which is recorded as a component of net expense of real estate owned and other foreclosed assets. REO that does not meet the criteria of held for sale is classified as held for use and initially recorded at its fair value. Except for land acquired, the real estate asset is subsequently depreciated over its estimated useful life. Fair value adjustments on REO held for use are recorded only if the carrying amount of an asset is not recoverable and exceeds its estimated fair value less cost to sell.

As of September 30, 2012 and December 31, 2011, we had $16.3 million and $23.6 million, respectively, of REO classified as held for sale, which was recorded as a component of other assets. Activity related to REO held for sale for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Balance as of beginning of period	$17,528	$47,012	$23,649	$92,265
Transfers from loans held for investment and other assets	3,215	1,543	14,832	15,132
Fair value adjustments	(1,135)	(6,725)	(3,564)	(19,849)
Real estate sold	(3,294)	(13,266)	(18,603)	(58,984)
Balance as of end of period	$16,314	$28,564	$16,314	$28,564

During the three and nine months ended September 30, 2012, we recognized gains of $28 thousand and losses of $0.3 million, respectively, on the sales of REO held for sale as a component of expense of real estate owned and other foreclosed assets, net. During the three and nine months ended September 30, 2011, we recognized losses of $3.0 million and $1.6 million, respectively, on the sales of REO held for sale as a component of net expense of real estate owned and other foreclosed assets in our consolidated statements of operations.

As of December 31, 2011, we had $1.4 million of REO classified as held for use, which was recorded in other assets. As of September 30, 2012, we had no REOs classified as held for use. During the three and nine months ended September 30, 2012, we recorded an impairment charge of $1.4 million relating to REO held for use as a component of expense of real estate owned and other foreclosed assets, net. During the three and nine months ended September 30, 2011, we did not recognize any impairment losses on REO held for use.

Other Foreclosed Assets

When we foreclose on a borrower whose underlying collateral consists of loans or other assets, we record the acquired assets at the estimated fair value less costs to sell at the time of foreclosure. At the time of foreclosure, we record charge offs when the carrying amount of the original loan exceeds the estimated fair value of the acquired assets. We may also write down or record allowances on the acquired loans or assets subsequent to foreclosure if such loans or assets experience additional deterioration. As of September 30, 2012 and December 31, 2011, we had $9.0 million and $14.7 million, respectively, of loans acquired through foreclosure, net of valuation allowances of $0.1 million and $0.9 million, respectively, which were recorded in other assets. The reserve release and provision for losses and gains on sales of other foreclosed assets, which were recorded as a component of expense of real estate owned and other foreclosed assets, net for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Provision (reserve release) for losses on other foreclosed assets	$77	$2,475	$(948)	$9,880
Gains on sales of other foreclosed assets	—	—	—	1,647

Note 5. Investments

Investment Securities, Available-for-Sale

As of September 30, 2012 and December 31, 2011, our investment securities, available-for-sale were as follows:

	September 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Agency securities	$971,379	$24,283	$(416)	$995,246	$1,031,275	$25,656	$(103)	$1,056,828
Asset-backed securities	10,557	428	—	10,985	15,023	604	(20)	15,607
Collateralized loan obligation	13,141	11,078	(72)	24,147	11,915	5,848	—	17,763
Corporate debt	—	—	—	—	742	—	(42)	700
Equity security	—	—	—	—	202	191	—	393
Municipal bond	—	—	—	—	3,235	—	—	3,235
Non-agency MBS	44,619	813	(36)	45,396	67,662	831	(1,563)	66,930
U.S. Treasury and agency securities	17,632	664	—	18,296	25,902	644	—	26,546
Total	$1,057,328	$37,266	$(524)	$1,094,070	$1,155,956	$33,774	$(1,728)	$1,188,002

Included in investment securities, available-for-sale, were agency securities which included Federal Home Loan Bank (“FHLB”) issued callable and non-callable notes and commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae; asset-backed securities; investments in a collateralized loan obligation; commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”) and U.S. Treasury and agency asset-backed securities issued by the Small Business Administration (“SBA ABS”).

The amortized cost and fair value of investment securities, available-for-sale pledged as collateral as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$209,790	$218,115	$475,694	$490,437
Government Agency(1)	11,197	11,319	44,462	45,816
	$220,987	$229,434	$520,156	$536,253

(1)	Represents the amounts pledged as collateral to secure funds deposited by a local or state government agency.

Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and are included in gain on sales of investments, net. We had proceeds from sales of $1.3 million on available-for-sale investment securities and recognized $0.4 million of related net pre-tax gains during the nine months ended September 30, 2012. We did not sell any available-for-sale investment securities during the three months ended September 30, 2012. We had proceeds from sales of $67.5 million and $137.7 million on available-for-sale securities and recognized $1.6 million and $16.1 million of related pre-tax gains during the three and nine months ended September 30, 2011, respectively.

During the three and nine months ended September 30, 2012, we recorded $140 thousand and $1.2 million, respectively, of other-than-temporary impairments (“OTTI”) in our available-for-sale portfolio relating to a decline in the fair value of our municipal bond which was recorded as a component of gain on sales of investments, net. We recorded no OTTI during the three months ended September 30, 2011. We recorded $1.5 million of OTTI during the nine months ended September 30, 2011, relating to a decline in the fair value of our municipal bond, which was recorded as a component of gain on sales of investments, net.

Investment Securities, Held-to-Maturity

As of September 30, 2012 and December 31, 2011, the balances of our investment securities, held-to-maturity were $108.1 million and $111.7 million, respectively, and consisted of commercial mortgage-backed securities rated BBB or higher. The amortized costs and estimated fair values of the investment securities, held-to-maturity pledged as collateral as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
Source:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$4,057	$4,550	$7,177	$7,681
FRB	86,673	88,690	93,899	94,305
	$90,730	$93,240	$101,076	$101,986

Unrealized Losses on Investment Securities

As of September 30, 2012 and December 31, 2011, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	($ in thousands)
As of September 30, 2012
Investment securities, available-for-sale:
Agency securities	$(345)	$65,688	$(71)	$9,309	$(416)	$74,997
Collateralized loan obligation	(72)	4,772	—	—	(72)	4,772
Non-agency MBS	(0)	274	(36)	2,869	(36)	3,143
Total investment securities, available-for-sale	$(417)	$70,734	$(107)	$12,178	$(524)	$82,912
Total investment securities, held-to-maturity	$—	$—	$(641)	$58,836	$(641)	$58,836
As of December 31, 2011
Investment securities, available-for-sale:
Agency securities	$(103)	$35,704	$—	$—	$(103)	$35,704
Asset-backed securities	(20)	4,826	—	—	(20)	4,826
Corporate debt	(42)	700	—	—	(42)	700
Non-agency MBS	(169)	14,921	(1,394)	13,406	(1,563)	28,327
Total investment securities, available-for-sale	$(334)	$56,151	$(1,394)	$13,406	$(1,728)	$69,557
Total investment securities, held-to-maturity	$(3,018)	$64,012	$—	$—	$(3,018)	$64,012

Investment securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI. As of September 30, 2012 and December 31, 2011, we do not believe that any unrealized losses in our investment securities portfolio represent an OTTI. The unrealized losses are primarily related to one Agency MBS and one commercial MBS. The losses are attributable to fluctuations in the market prices of the securities due to market conditions and interest rate levels. Agency securities have the highest debt rating and are backed by government-sponsored entities. As of September 30, 2012, each of the non-agency MBS with unrealized losses was investment grade and well supported. As of September 30, 2012, one held-to-maturity security, a commercial MBS, was in an unrealized loss position. The commercial MBS is rated AAA, has credit support over 50% and has minimal delinquencies. Based on our analysis of each security in an unrealized loss position, we expect to recover the entire amortized cost basis of the impaired securities.

Contractual Maturities

As of September 30, 2012, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities, Available-for-Sale		Investment Securities, Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in thousands)
Due in one year or less	$23,315	$23,359	$—	$—
Due after one year through five years	5,000	5,031	27,195	29,853
Due after five years through ten years(1)	44,946	47,201	59,477	58,837
Due after ten years(2)(3)	984,067	1,018,479	21,394	23,133
Total	$1,057,328	$1,094,070	$108,066	$111,823

(1)

Includes Agency, Non-agency MBS and CMBS, with fair values of $20.6 million, $15.6 million and $58.8 million, respectively, and weighted-average expected maturities of 2.21 years, 1.41 years and 1.71 years, respectively, based on interest rates and expected prepayment speeds as of September 30, 2012.

(2)

Includes Agency, Non-agency MBS, CMBS and SBA ABS, with fair values of $946.2 million, $29.8 million, $23.1 million and $18.3 million, respectively, and weighted-average expected maturities of 2.78 years, 2.58 years, 4.74 years and 7.31 years, respectively, based on interest rates and expected prepayment speeds as of September 30, 2012.

(3)	Includes securities with no stated maturity.

Other Investments

As of September 30, 2012 and December 31, 2011, our other investments were as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Investments carried at cost	$30,241	$36,252
Investments carried at fair value	—	192
Investments accounted for under the equity method	36,550	44,801
Total	$66,791	$81,245

Proceeds and net pre-tax gains from sales of other investments for the three and nine months ended September 30, 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Proceeds from sales	$1,860	$9,803	$6,200	$29,823
Net pre-tax gain from sales	924	5,020	3,943	22,271

During the three and nine months ended September 30, 2012, we recorded $0.5 million and $5.2 million, respectively, of OTTI in our other investments portfolio relating to a decline in the fair value of investments carried at cost which was recorded as a component of gain on sale of investments, net. During the three and nine months ended September 30, 2011, we recorded $0.3 million and $0.7 million, respectively, of OTTI relating to a decline in the fair value of other investments carried at cost.

Note 6. Deposits

As of September 30, 2012 and December 31, 2011, CapitalSource Bank had $5.5 billion and $5.1 billion, respectively, in deposits insured up to the maximum limit by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2012 and December 31, 2011, CapitalSource Bank had $534.9 million and $383.9 million, respectively, of certificates of deposit in the amount of $250,000 or more and $2.4 billion and $2.0 billion, respectively, of certificates of deposit in the amount of $100,000 or more.

As of September 30, 2012 and December 31, 2011, the weighted-average interest rates were 0.51% and 0.75% for savings and money market deposit accounts, respectively, and 1.00% and 1.14% for certificates of deposit, respectively. The weighted-average interest rates for all deposits as of September 30, 2012 and December 31, 2011 were 0.91% and 1.06%, respectively.

As of September 30, 2012 and December 31, 2011, interest-bearing deposits at CapitalSource Bank were as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Interest-bearing deposits:
Money market	$270,929	$260,032
Savings	761,416	836,521
Certificates of deposit	4,503,137	4,028,442
Total interest-bearing deposits	$5,535,482	$5,124,995

As of September 30, 2012, certificates of deposit detailed by maturity were as follows ($ in thousands):

Maturing by:
September 30, 2013	$3,634,768
September 30, 2014	752,560
September 30, 2015	54,767
September 30, 2016	44,528
September 30, 2017	16,514
Total	$4,503,137

For the three and nine months ended September 30, 2012 and 2011, interest expense on deposits was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Savings and money market	$1,374	$2,176	$4,801	$6,215
Certificates of deposit	11,409	11,310	34,020	34,169
Fees for early withdrawal	(45)	(64)	(152)	(181)
Total interest expense on deposits	$12,738	$13,422	$38,669	$40,203

Note 7. Variable	Interest Entities

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

Our interests in borrowers qualifying as VIEs were $123.4 million and $207.3 million as of September 30, 2012 and December 31, 2011, respectively, and are included in loans held for investment. For certain of these borrowers, we may have obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was $166.7 million and $288.9 million as of September 30, 2012 and December 31, 2011, respectively.

Term Debt Securitizations

In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by their underlying assets, which primarily comprise loans contributed to the securitizations. We service the underlying loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying loans. The Issuers have all of the legal obligations to repay the outstanding notes and certificates and we have no legal obligation to contribute additional assets to the Issuers. As of September 30, 2012 and December 31, 2011, the total outstanding balances of these commercial term debt securitizations were $425.9 million and $534.9 million, respectively. These amounts include $222.6 million and $225.5 million of notes and certificates that we held as of September 30, 2012 and December 31, 2011, respectively.

We have determined that the Issuers are variable interest entities, subject to applicable consolidation guidance and have concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we have concluded that we are the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we report the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. As of September 30, 2012 and December 31, 2011, the carrying amounts of the consolidated liabilities related to the Issuers were $203.5 million and $309.7 million, respectively. These amounts include term debt and represent obligations for which there is only legal recourse to the Issuers. As of September 30, 2012 and December 31, 2011, the carrying amounts of the consolidated assets related to the Issuers were $401.3 million and $511.4 million, respectively. These amounts include loans held for investment, net and relate to assets that can only be used to settle obligations of the Issuers.

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

As of September 30, 2012 and December 31, 2011, the fair value of our remaining interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization and held as of September 30, 2012 and December 31, 2011 was $24.1 million and $17.8 million, respectively, and was classified as investment securities, available-for-sale. We have no additional funding commitments or other obligations related to these interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we have not provided any additional financial support to the 2006-A Trust since the deconsolidation. This swap exposure had a fair value to the counterparty of $14.4 million and $15.1 million as of September 30, 2012 and December 31, 2011, respectively. The interests in the Trust and the swap guarantee comprise our maximum exposure to loss related to the 2006-A Trust. During the three and nine months ended September 30, 2012, we recorded gross unrealized gains of $4.2 million and $5.2 million, respectively, included as a component of other comprehensive income, on the securities that we still hold in the 2006-A Trust as of September 30, 2012.

Note 8. Borrowings

As of September 30, 2012 and December 31, 2011, the composition of our outstanding borrowings was as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Term debt, net(1)	$203,307	$309,394
Other borrowings:
Convertible debt, net(2)	—	28,903
Subordinated debt	409,880	436,196
FHLB SF borrowings	600,000	550,000
Total other borrowings	1,009,880	1,015,099
Total borrowings	$1,213,187	$1,324,493

(1)	Amounts presented are net of debt discounts of $31 thousand and $0.1 million as of September 30, 2012 and December 31, 2011, respectively.

(2)	Amounts presented are net of debt discounts of $0.1 million as of December 31, 2011.

Convertible Debt

We have issued convertible debentures as part of our financing activities. Our 3.5% Senior Convertible Debentures due 2034 (originally issued in July 2004) and our 4.0% Senior Subordinated Convertible Debentures due 2034 (originally issued in April 2007) were repurchased in full during 2011 and extinguished.

During the three and nine months ended September 30, 2012, we repurchased $23.2 million and $29.0 million, respectively, of the outstanding principal of the 7.25% Convertible Debentures for $23.2 million and $29.1 million, respectively, and recorded related pre-tax losses of $0.1 million for the nine months ended September 30, 2012, on the extinguishment of debt. We did not incur any related pre-tax gain or loss for the three months ended September 30, 2012. The repurchase of $23.2 million in July 2012 amounted to the remaining outstanding balance of the 7.25% Convertible Debentures and therefore resulted in an extinguishment of debt.

For the three and nine months ended September 30, 2012 and 2011, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Interest expense recognized on:
Contractual interest coupon	$72	$4,223	$1,006	$18,926
Amortization of deferred financing fees	1	72	7	677
Amortization of debt discount	5	636	66	5,896
Total interest expense recognized	$78	$4,931	$1,079	$25,499
Effective interest rate on the liability component:
3.5% Senior Convertible Debentures due 2034	—	7.16%	—	7.16%
4.0% Senior Subordinated Convertible Debentures due 2034	—	7.85%	—	7.85%
7.25% Senior Subordinated Convertible Debentures due 2037	—	7.79%	—	7.79%

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

In March 2012, we purchased an aggregate of $26.1 million of preferred securities from our TP Trusts 2005-1 and 2006-4 at a discount from liquidation value. As a result of this purchase, the related subordinated debt of $26.1 million was exchanged and cancelled in June 2012, and we recognized a related pre-tax gain of $8.2 million on the extinguishment of debt.

The carrying value of our subordinated debt was $409.9 million and $436.2 million as of September 30, 2012 and December 31, 2011, respectively.

FHLB SF Borrowings and FRB Credit Program

CapitalSource Bank is a member of the FHLB SF. As of September 30, 2012 and December 31, 2011, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Borrowing capacity	$808,163	$838,531
Less: outstanding principal	(600,000)	(550,000)
Less: outstanding letters of credit	(300)	(600)
Unused borrowing capacity	$207,863	$287,931

CapitalSource Bank is an approved depository institution under the primary credit program of the FRB SF’s discount window and is eligible to borrow from the FRB for short periods, generally overnight. As of September 30, 2012 and December 31, 2011, collateral with amortized costs of $86.7 million and $93.9 million, respectively, and fair values of $88.7 million and $94.3 million, respectively, had been pledged under this program. As of September 30, 2012 and December 31, 2011, there were no borrowings outstanding.

Note 9. Shareholders’	Equity

Common Stock Shares Outstanding

Common stock share activity for the nine months ended September 30, 2012 was as follows:

Outstanding as of December 31, 2011	256,112,205
Repurchase of common stock	(41,213,800)
Exercise of options	767,429
Restricted stock and other stock activities	(427,273)
Outstanding as of September 30, 2012	215,238,561

Accumulated other comprehensive income, net

Accumulated other comprehensive income, net, as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012
	Unrealized Gain on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Income, Net
	($ in thousands)
Beginning balance	$19,055	$351	$19,406
Other comprehensive income (loss)	2,802	(351)	2,451
Ending balance	$21,857	$—	$21,857

	December 31, 2011
	Unrealized Gain on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Income, Net
	($ in thousands)
Beginning balance	$5,763	$4,178	$9,941
Other comprehensive income (loss)	13,292	(3,827)	9,465
Ending balance	$19,055	$351	$19,406

Note 10. Income	Taxes

We provide for income taxes as a “C” corporation on income earned from operations. For the tax years ended 2010 and 2009, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. We have reconsolidated our subsidiaries in 2011 for federal tax purposes. We are subject to federal, foreign, state and local taxation in various jurisdictions.

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the history of operating losses and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of September 30, 2012 and December 31, 2011, the valuation allowance was $159.4 million and $515.2 million, respectively.

In June 2012, we reversed $347.4 million of the valuation allowance. Each of the deferred tax assets was evaluated based on our evaluation of the available positive and negative evidence with respect to our ability to realize the deferred tax asset, including considering their associated character and jurisdiction. The decision to reverse a large portion of the valuation allowance was based on our evaluation of all positive and negative evidence which did not include any significant tax planning strategies. A cumulative loss position, such as we had for the previous three-year period ended December 31, 2011, is generally considered significant negative evidence in assessing the realizability of a deferred tax asset. However, subsequent to the establishment of the valuation allowance in 2009, significant positive evidence had developed which overcame this negative evidence such that, during the nine months ended September 30, 2012, management determined that it is more likely than not that the deferred tax asset will be realized. This determination was made not based upon a single event or occurrence, but based upon the accumulation of all positive and negative evidence including recent trends in our earnings and taxable income. Other positive evidence included the projection of future taxable income based on strong CapitalSource Bank earnings, improving asset performance trends, substantial decline in the Parent Company’s operations and assets, and one-time losses included in the three-year cumulative pre-tax loss (i.e., debt extinguishment loss). Additionally, we believe we will be in a cumulative pre-tax income position by the end of 2012, for the three-year period then ended.

A valuation allowance of $159.4 million remains in effect as of September 30, 2012 with respect to deferred tax assets where we believe sufficient evidence does not exist at this time to support a reduction in the allowance. It is more likely than not that the remaining deferred tax assets subject to a valuation allowance will not be realized.

Consolidated income tax expense (benefit) for the three months ended September 30, 2012 and 2011 was $18.0 million and $(11.3) million, respectively. The expense for the three months ended September 30, 2012 was primarily the result of tax expense on pre-tax income from CapitalSource Bank. The tax benefit for the three months ended September 30, 2011 was primarily the result of the change in valuation allowance related to the deferred tax assets of CapitalSource Bank. Consolidated income tax (benefit) expense for the nine months ended September 30, 2012 and 2011 was $(296.3) million and $17.1 million, respectively. The tax benefit for the nine months ended September 30, 2012 was caused primarily by the reversal of a large portion of the valuation allowance against our deferred tax assets. The tax expense recorded for the nine months ended September 30, 2011 was primarily related to the reestablishment of a valuation allowance at the consolidated group level with respect to CapitalSource Bank’s net deferred tax assets, and state income tax expenses incurred by CapitalSource Bank.

The effective income tax rate on our consolidated net income (loss) was 36.7% and (201.3)% for the three and nine months ended September 30, 2012, respectively, and 12.3% and (39.1)% for the three and nine months ended September 30, 2011, respectively.

We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2010. We are currently under examination by the Internal Revenue Service for the tax years 2006 through 2008, and by certain state jurisdictions for the tax years 2006 through 2010.

Note 11. Net	Income Per Share

The computations of basic and diluted net income per share for the three and nine months ended September 30, 2012 and 2011, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands, except per share data)
Net income (loss)	$31,047	$(80,712)	$443,534	$(60,959)
Average shares — basic	219,664,637	306,535,063	229,091,849	315,719,413
Effect of dilutive securities:
Option shares	2,383,884	—	2,333,940	—
Stock units and unvested restricted stock	4,392,773	—	4,286,733	—
Average shares — diluted	226,441,294	306,535,063	235,712,522	315,719,413
Basic net income (loss) per share	$0.14	$(0.26)	$1.94	$(0.19)
Diluted net income (loss) per share	$0.14	$(0.26)	$1.88	$(0.19)

The weighted average shares that have an anti-dilutive effect in the calculation of diluted net income per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock units	5,881	3,427,158	7,433	3,427,158
Stock options	793,571	7,437,391	1,099,851	7,437,391
Unvested restricted stock	2,645	4,633,282	197,131	4,633,282

Note 12. Bank	Regulatory Capital

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

Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be “well-capitalized” and at all times have a minimum total risk-based capital ratio of 15%, a minimum Tier-1 risk-based capital ratio of 6% and a minimum Tier 1 leverage ratio of 5%. CapitalSource Bank’s ratios and the minimum requirements as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012				December 31, 2011
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Tier-1 Leverage	$896,768	12.82%	$349,736	5.00%	$877,746	13.61%	$322,559	5.00%
Tier-1 Risk-Based Capital	896,768	15.43	348,630	6.00	877,746	16.17	325,714	6.00
Total Risk-Based Capital	969,762	16.69	871,574	15.00	945,978	17.43	814,284	15.00

Note 13. Commitments	and Contingencies

We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of September 30, 2012 and December 31, 2011, we had issued $58.0 million and $79.4 million, respectively, in stand-by letters of credit which expire at various dates over the next 5 years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be required to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower.

As of September 30, 2012 and December 31, 2011, we had unfunded commitments to extend credit to our clients of $1.2 billion and $1.4 billion, respectively, including unfunded commitments to extend credit by CapitalSource Bank of $1.0 billion and $944.7 million, respectively, and by the Parent Company of $186.2 million and $408.0 million, respectively.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

Note 14. Derivative	Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of September 30, 2012, none of our derivatives were designated as hedging instruments pursuant to GAAP.

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

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. As of September 30, 2012, we also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at CapitalSource Bank. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of September 30, 2012, we were in a liability position for the derivative instruments, therefore, we did not utilize the master netting agreement as of September 30, 2012.

We report our derivatives in our consolidated balance sheets at fair value on a gross basis irrespective of our master netting arrangements. We held no derivative instruments that were in an asset position as of September 30, 2012. For derivatives that were in a liability position, we had posted collateral of $1.5 million as of September 30, 2012.

There were no interest rate swaps terminated during the three months ended September 30, 2012. During the nine months ended September 30, 2012, we terminated interest rate swaps of $53.2 million which were in an asset position and $87.1 million which were in a liability position as of the respective termination dates. As a result of these terminations, we received $8.3 million, net of collateral held and posted.

As of September 30, 2012 and December 31, 2011, the notional amounts and fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

	September 30, 2012			December 31, 2011
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
	($ in thousands)
Interest rate contracts	$9,437	$—	$17	$1,128,647	$58,935	$93,110
Foreign exchange contracts	30,611	—	946	25,946	167	183
Total	$40,048	$—	$963	$1,154,593	$59,102	$93,293

The gains and losses on our derivative instruments recognized during the three and nine months ended September 30, 2012 and 2011 as well as the locations of such gains and losses in our consolidated statements of operations were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2012	2011	2012	2011
		($ in thousands)
Interest rate contracts	(Loss) gain on derivatives, net	$(2)	$(4,176)	$339	$(4,792)
Foreign exchange contracts	(Loss) gain on derivatives, net	(976)	2,063	(988)	530
Total		$(978)	$(2,113)	$(649)	$(4,262)

Note 15. Fair	Value Measurements

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

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consist of U.S. Treasury bills, Agency callable notes, Agency debt, Agency MBS, Non-agency MBS, asset-backed securities, and a collateralized loan obligation that are carried at fair value on a recurring basis and classified as available-for-sale securities. Fair value adjustments on these investments are generally recorded through other comprehensive income. However, if impairment on an investment, available-for-sale is deemed to be other-than-temporary, all or a portion of the fair value adjustment may be reported in earnings. The securities are valued using quoted prices from external market participants, including pricing services. If quoted prices are not available, the fair value is determined using quoted prices of securities with similar characteristics or independent pricing models, which utilize observable market data such as benchmark yields, reported trades and issuer spreads. These securities are primarily classified within Level 2 of the fair value hierarchy.

Investment securities, available-for-sale, consisted of a corporate debt security as of June 30, 2012, which was subsequently settled as of September 30, 2012. At December 31, 2011, we valued our corporate debt security using unobservable inputs that were significant to the fair value measurement. As a result, we classified the fair value measurement within level 3 of the fair value hierarchy. In March 2012, we received market information surrounding the fair value of the security. As a result, we transferred the asset from Level 3 to Level 2 of the fair value hierarchy. Our policy is to record such transfers as of the last day of the reporting period. No other available-for-sale securities were transferred from or into Level 3 as of September 30, 2012.

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

Impaired collateral dependent commercial real estate loans for which ultimate collection depends solely on the sale of the collateral are charged off to the estimated fair value of the collateral less estimated costs to sell. For certain of these loans, we charged off to an amount different than the value indicated by the most recent appraisal. This was primarily the result of both factors causing the appraisal to be outdated as outlined above and other factors surrounding the loans not considered by appraisals, such as pending loan sales and other transaction specific factors. As of September 30, 2012 and December 31, 2011, we charged off an additional $48.3 million, net, and $88.0 million, net, respectively, in loan balances compared with amounts that would have been charged off based on the appraised values of the collateral.

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

As of September 30, 2012, $61.0 million of our collateral dependent loans had an appraisal older than twelve months. The fair value of the collateral for these loans was determined through inputs outside of appraisals, including actual and comparable sales transactions, broker price opinions and other relevant data.

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

FHLB SF Stock

Our investment in FHLB SF stock is recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but may be sold back to the FHLB SF at its par value with stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB SF and its overall financial condition. No impairment losses on our investment in FHLB SF stock have been recorded through September 30, 2012.

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

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of September 30, 2012 were as follows:

	Fair Value Measurement as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$995,246	$—	$995,246	$—
Assets-backed securities	10,985	—	10,985	—
Collateralized loan obligation	24,147	—	—	24,147
Non-agency MBS	45,396	—	45,396	—
U.S. Treasury and agency securities	18,296	—	18,296	—
Total assets	$1,094,070	$—	$1,069,923	$24,147
Liabilities
Other liabilities held at fair value:
Derivative liabilities	$963	$—	$963	$—

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2011 were as follows:

	Fair Value Measurement as of December 31, 2011	Level 1	Level 2	Level 3
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$1,056,828	$—	$1,056,828	$—
Asset-backed securities	15,607	—	15,607	—
Collateralized loan obligation	17,763	—	—	17,763
Corporate debt	700	—	—	700
Equity security	393	393	—	—
Municipal bond	3,235	—	—	3,235
Non-agency MBS	66,930	—	66,930	—
U.S. Treasury and agency securities	26,546	—	26,546	—
Total investment securities, available-for-sale	1,188,002	393	1,165,911	21,698
Investments carried at fair value:
Warrants	193	—	—	193
Other assets held at fair value:
Derivative assets	59,102	—	59,102	—
Total assets	$1,247,297	$393	$1,225,013	$21,891
Liabilities
Other liabilities held at fair value:
Derivative liabilities	$93,293	$—	$93,293	$—

A summary of the changes in the fair values of assets and liabilities carried at fair value for the three months ended September 30, 2012 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Collateralized Loan Obligation	Municipal Bond(1)	Non-agency MBS	Total
Balance as of July 1, 2012	$19,864	$2,129	$—	$21,993
Realized and unrealized gains (losses):
Included in income	695	(140)	695	1,250
Included in other comprehensive income, net	4,142	—	—	4,142
Total realized and unrealized gains (losses)	4,837	(140)	695	5,392
Total settlements:
Settlements	(554)	(1,989)	(695)	(3,238)
Balance as of September 30, 2012	$24,147	$—	—	$24,147

(1)	In September 2012, the municipal bond was settled as the Company secured the collateral; the collateral was transferred to other assets at its fair value less cost of sales of $2.0 million.

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the three months ended September 30, 2012 and 2011, reported in interest income and gain on investments, net were as follows:

	Interest Income		(Loss) Gain on Investments, Net
	Three Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Total gains (losses) included in earnings for the period	$1,390	$748	$(140)	$(5)
Unrealized gains (losses) relating to assets still held at reporting date	695	748	—	(10)

A summary of the changes in the fair values of assets and liabilities carried at fair value for the nine months ended September 30, 2012 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Corporate Debt	Collateralized Loan Obligation	Municipal Bond(1)	Non-agency MBS	Total	Warrants	Total Assets
	($ in thousands)
Balance as of January 1, 2012	$700	$17,763	$3,235	$—	$21,698	$193	$21,891
Realized and unrealized gains (losses):
Included in income	11	2,312	(1,246)	695	1,772	5	1,777
Included in other comprehensive income, net	(45)	5,159	—	—	5,114	—	5,114
Total realized and unrealized gains (losses)	(34)	7,471	(1,246)	695	6,886	5	6,891
Transfers out of Level 3	(666)	—	—	—	(666)	—	(666)
Sales and settlements
Sales	—	—	—	—	—	(198)	(198)
Settlements(1)	—	(1,087)	(1,989)	(695)	(3,771)	—	(3,771)
Total settlements and sales	—	(1,087)	(1,989)	(695)	(3,771)	(198)	(3,969)
Balance as of September 30, 2012	$—	$24,147	$—	$—	$24,147	$—	$24,147

(1)	In September 2012, the municipal bond was settled as the Company secured the collateral; the collateral was transferred to other assets at its fair value less cost of sales of $2.0 million.

Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the nine months ended September 30, 2012 and 2011, reported in interest income and gain on investments, net were as follows:

	Interest Income		(Loss) Gain on Investments, Net
	Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Total gains (losses) included in earnings for the period	$3,018	$4,494	$(1,241)	$11,790
Unrealized gains (losses) relating to assets still held at reporting date	2,312	3,095	—	(1,514)

Assets Carried at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets, excluding related transaction costs, for which nonrecurring fair value adjustments were recorded as of September 30, 2012 and December 31, 2011, classified by their position in the fair value hierarchy.

	September 30, 2012				December 31, 2011
	Fair Value Measurement	Level 1	Level 2	Level 3	Fair Value Measurement	Level 1	Level 2	Level 3
	($ in thousands)
Assets
Loans held for sale	$18,371	$—	$18,371	$—	$161,293	$—	$161,293	$—
Loans held for investment	34,256	—	—	34,256	92,909	—	—	92,909
Investments carried at cost	820	—	—	820	4,863	—	—	4,863
Investments accounted for under the equity method	—	—	—	—	694	—	—	694
Real estate owned	15,960	—	6,461	9,499	17,398	—	—	17,398
Loans acquired through foreclosure, net	—	—	—	—	11,667	—	—	11,667
Total assets	$69,407	$—	$24,832	$44,575	$288,824	$—	$161,293	$127,531

The following table presents the net losses of the above assets resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Loans held for investments	$2,343	$27,711	$23,317	$103,180
Loans held for sale	397		397
Investments carried at cost	492	363	5,192	717
Investments accounted for under the equity method	1	56	1	56
REO	1,433	6,725	3,419	15,413
Loans acquired through foreclosure, net	—	2,475	—	9,880
Total net loss (gain) from nonrecurring measurements	$4,666	$37,330	$32,326	$129,246

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements

For our fair value measurements classified in Level 3 of the fair value hierarchy as of September 30, 2012, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of September 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	($ in thousands)
Assets
Loans held for investment
Services	$11,885	Market Comparables	EBITDA Multiple Marketablility Discount Price Per Square Foot Illiquidity Discount	3.0x - 6.0x (5.0x) 20.0% - 57.0% (48.6%) $109.48 35.0%

Commercial Real Estate	18,801	Market Comparables	Recovery Rate Marketablility Discount Price Per Acre Foreign Discount	52.0% 8.0% - 42.0% (37.4%) $1,022.50 40.0%

Residential Real Estate	3,570	Market Comparables	Recovery Rate Capitalization Rate	19.7% - 34.3% (20.1%) 8.7%
Total loans held for investment	34,256

Investments carried at cost	820	Market Comparables	Net Revenue Multiple EBITDA Multiple Illiquidity Discount	9.3x 6.8x - 12.9x (9.5x) 25.0%

REO	9,499	Third Party Appraisals	Marketability Discount Foreign Discount Price Per Square Foot	30.0% - 54.6% (53.2%) 40.0% $40.00
Total assets	$44,575

The table above excludes the collateralized loan obligation categorized within Level 3 of the fair value hierarchy because the fair value of this asset is measured using third-party pricing information without adjustments.

Fair Value of Financial Instruments

GAAP requires the disclosure of the estimated fair value of financial instruments which are not recorded at fair value. The table below provides fair value estimates for our financial instruments as of September 30, 2012 and December 31, 2011, excluding financial assets and liabilities for which carrying value is a reasonable estimate of fair value and those which are recorded at fair value on a recurring basis.

	September 30, 2012					December 31, 2011
	Carrying Value	Fair Value				Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Loans held for sale	$84,883	$—	$86,385	$—	$86,385	$193,021	$—	$197,103	$—	$197,103
Loans held for investment, net	5,948,119	—	—	5,675,453	5,675,453	5,536,516	—	—	5,410,511	5,410,511
Investments carried at cost	30,241	—	—	66,321	66,321	36,252	—	—	64,076	64,076
Investment securities, held-to-maturity	108,066	—	111,823	—	111,823	111,706	—	112,972	—	112,972
Liabilities:
Deposits	5,535,482	—	5,544,749	—	5,544,749	5,124,995	—	5,135,843	—	5,135,843
Term debt	203,307	—	—	165,017	165,017	309,394	—	—	252,739	252,739
Convertible debt, net	—	—	—	—	—	28,903	—	29,739	—	29,739
Subordinated debt	409,880	—	272,570	—	272,570	436,196	—	252,994	—	252,994
Loan commitments and letters of credit	—	—	—	21,676	21,676	—	—	—	20,636	20,636

Note 16. Segment	Data

For the three and nine months ended September 30, 2012 and 2011, we operated as two reportable segments: CapitalSource Bank and Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our legacy loan portfolio and investment activities in the Parent Company.

The financial results of our operating segments as of and for the three months ended September 30, 2012 were as follows:

	Three Months Ended September 30, 2012
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$99,807	$16,899	$(1,472)	$115,234
Interest expense	15,521	3,992	—	19,513
Provision for loan and lease losses	273	8,686	—	8,959
Non-interest income	13,585	1,439	(5,727)	9,297
Non-interest expense	39,964	13,037	(5,992)	47,009
Net income (loss) before income taxes	57,634	(7,377)	(1,207)	49,050
Income tax expense (benefit)	23,782	(5,779)	—	18,003
Net income (loss)	$33,852	$(1,598)	$(1,207)	$31,047
Total assets as of September 30, 2012	$7,285,953	$1,412,243	$(20,895)	$8,677,301
Total assets as of December 31, 2011	6,793,496	1,534,698	(28,126)	8,300,068

The financial results of our operating segments for the three months ended September 30, 2011 were as follows:

	Three Months Ended September 30, 2011
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$92,173	$28,653	$650	$121,476
Interest expense	15,982	18,506	—	34,488
Provision for loan and lease losses	13,725	21,393	—	35,118
Non-interest income	14,614	35,015	(17,145)	32,484
Non-interest expense	35,345	158,305	(17,304)	176,346
Net income (loss) before income taxes	41,735	(134,536)	809	(91,992)
Income tax expense (benefit)	16,513	(27,793)	—	(11,280)
Net income (loss)	$25,222	$(106,743)	$809	$(80,712)

The financial results of our operating segments for the nine months ended September 30, 2012 were as follows:

	Nine Months Ended September 30, 2012
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$294,539	$62,579	$(3,825)	$353,293
Interest expense	46,974	13,561	—	60,535
Provision for loan and lease losses	14,745	15,822	—	30,567
Non-interest income	42,252	6,524	(19,479)	29,297
Non-interest expense	124,307	40,226	(20,274)	144,259
Net income (loss) before income taxes	150,765	(506)	(3,030)	147,229
Income tax expense (benefit)	62,047	(358,352)	—	(296,305)
Net income	$88,718	$357,846	$(3,030)	$443,534

The financial results of our operating segments for the nine months ended September 30, 2011 were as follows:

	Nine Months Ended September 30, 2011
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$274,467	$116,968	$(382)	$391,053
Interest expense	46,804	80,243	—	127,047
Provision for loan and lease losses	23,636	57,814	—	81,450
Non-interest income	27,954	100,173	(53,154)	74,973
Non-interest expense	108,255	249,360	(56,258)	301,357
Net income (loss) before income taxes	123,726	(170,276)	2,722	(43,828)
Income tax expense	38,448	(21,317)	—	17,131
Net income (loss)	$85,278	$(148,959)	$2,722	$(60,959)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the footnotes to our unaudited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, expectations, strategies, goals, and projections and including statements about our expectations regarding Parent Company liquidity, CapitalSource Bank liquidity, Parent Company asset run off, return of capital to shareholders, including the timing, form and magnitude of any return of capital, prepayment of trust preferred securities, intentions to expand the CapitalSource Bank’s lending business, expectation about additional deferred tax asset valuation allowance reversal, accelerated disposition of Parent Company assets, calling of Parent Company securitized debt, Parent Company capital contributions to CapitalSource Bank, and realizing the allowed portion of the deferred tax asset, all which are subject to numerous assumptions, risks, and uncertainties. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words ‘anticipate,’ ‘assume,’ ‘intend,’ ‘believe,’ ‘expect,’ ‘estimate,’ ‘forecast,’ ‘plan,’ ‘position,’ ‘project,’ ‘will,’ ‘should,’ ‘would,’ ‘seek,’ ‘continue,’ ‘outlook,’ ‘look forward,’ and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding preliminary and future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: continued or worsening disruptions in credit and other markets; borrowers’ lack of financial strength to repay loans; the Parent Company’s decision to make new loans or extend existing loans; the success and timing of other business strategies and asset sales; declines in asset values; lower than expected Parent Company’s recurring tax basis income; lower than expected taxable income at CapitalSource Bank for which CapitalSource Bank has to reimburse the Parent Company for income tax expenses in accordance with the tax sharing agreement; the need to retain capital for strategic or regulatory reasons including the implementation of Basel III standards; lower than anticipated liquidity; inability to attract qualified professionals; drawdown of Parent Company unfunded commitments substantially in excess of historical drawings; changes in economic or market conditions or investment or lending opportunities; continued or worsening credit losses, charge-offs, reserves and delinquencies; competitive and other market pressures on product pricing and services; reduced demand for our services; our inability to grow deposits and access wholesale funding sources; regulatory safety and soundness considerations; changes in tax laws or regulations affecting our business; changes in tax characteristics of income generated; loan repayments higher than expected; excess Parent Company liquidity; our inability to generate sufficient earnings; tax planning or disallowance of tax benefits by tax authorities; and other factors described in CapitalSource’s 2011 Annual Report on Form 10-K and documents subsequently filed by CapitalSource with the Securities and Exchange Commission. All forward-looking statements included in this Form 10-Q are based on information available at the time of the release.

We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

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

For the three and nine months ended September 30, 2012 and 2011, we operated as two reportable segments: CapitalSource Bank and Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our legacy loan portfolio and investment activities in the Parent Company. For additional information, see Note 16, Segment Data.

Through our CapitalSource Bank segment activities, we provide financial products primarily to small and middle market businesses throughout the United States and also offer depository products and services in southern and central California, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by regulation. As of September 30, 2012, CapitalSource Bank had an outstanding loan principal balance of $5.3 billion and deposits of $5.5 billion.

Through our Other Commercial Finance segment activities, the Parent Company satisfies existing loan commitments made prior to CapitalSource Bank’s formation and receives payments on its existing loan portfolio. As of September 30, 2012, the Parent Company had an outstanding loan principal balance of $727.5 million.

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

In March 2012, we purchased an aggregate of $26.1 million of preferred securities from our TP Trusts 2005-1 and 2006-4 at a discount from liquidation value. As a result of this purchase, the related subordinated debt of $26.1 million was exchanged and cancelled during the second quarter. We recorded a related pre-tax gain of $8.2 million on the extinguishment of debt. As of September 30, 2012, the aggregate outstanding balance of the subordinated debt was $409.9 million.

During the three and nine months ended September 30, 2012, we repurchased $23.2 million and $29.0 million, respectively, of the outstanding principal of the 7.25% Convertible Debentures for $23.2 million and $29.1 million, respectively, and recorded related pre-tax losses of $0.1 million for the nine months ended September 30, 2012, on the extinguishment of debt. We did not incur any related pre-tax gain or loss for the three months ended September 30, 2012. The repurchase of $23.2 million in July 2012 amounted to the remaining outstanding balance of the 7.25% Convertible Debentures and therefore resulted in an extinguishment of debt.

As the Parent Company assets are repaid, the Company intends to return a substantial portion of our excess capital to shareholders through a combination of share repurchases and dividends. Since the Company began repurchasing shares in December 2010 through September 2012, we have repurchased approximately 112.8 million shares, or 34.9% of the shares outstanding since December 2010. Consistent with the objective of prudently returning excess capital to shareholders, on October 26, 2012, the Company’s Board of Directors approved a new share repurchase program with authority to purchase up to $250.0 million of outstanding shares through the end of 2013.

While share buybacks have been the primary means of returning excess capital to shareholders to date, we are also considering additional mechanisms to return excess capital in the near term. In this regard, our Board has been actively considering (i) modifying our dividend policy to pay a regular quarterly dividend more commensurate with our banking industry peers and (ii) possibly paying one or more special dividends, if appropriate in light of buyback and regular dividend levels. Our Board intends to further consider these alternatives in the near term, and it is possible that the board could determine to take further action in 2012. However, our Board has not yet made a decision on these specific actions, and we cannot assure you that any such action(s) will be taken. Any such determinations will be subject to market conditions and other developments, the level of available cash, and other factors.

Our broader business strategy focuses on developing and growing our banking operations. As of September 30, 2012, CapitalSource Bank had $7.3 billion of assets. We offer a broad range of specialized senior secured, commercial loan products to small and middle-market businesses, and we offer our loan products on a nationwide basis, despite the regional nature of our deposit base. With a low cost deposit gathering platform based in southern and central California, we believe our business model is well positioned to deliver a broad range of customized financial solutions to borrowers.

Since September 30, 2011, CapitalSource Bank’s loan balance has grown by 17% and the Parent Company’s loan balance has decreased by 43%. Since the formation of the Bank, we have launched or acquired five lending platforms — equipment finance, small business, professional practice, multifamily lending and premium finance lending. It is our intent to continue to seek lending platforms and experienced individuals who will further augment our specialized businesses.

Operating Results for the Three and Nine Months Ended September 30, 2012

As further described below, the most significant factors influencing our consolidated results of operations for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011 were:

•	Decreased deferred tax asset valuation allowance;

•	Increased net interest margin;

•	Decreased interest-earning assets;

•	Decreased provision for loan and lease losses;

•	Decreased losses on our investments;

•	Decreased expense of real estate owned and other foreclosed assets, net;

•	Significant loss on extinguishment of debt in 2011; and

•	Decreased operating expenses.

Our consolidated operating results for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)
Interest income	$115,234	$121,476	-5.1%	$353,293	$391,053	-9.7%
Interest expense	19,513	34,488	-43.4	60,535	127,047	-52.4
Provision for loan and lease losses	8,959	35,118	-74.5	30,567	81,450	-62.5
Non-interest income	9,297	32,484	-71.4	29,297	74,973	-60.9
Non-interest expense	47,009	176,346	-73.3	144,259	301,357	-52.1
Income tax expense (benefit)	18,003	(11,280)	259.6	(296,305)	17,131	-1,829.6
Net income (loss)	31,047	(80,712)	138.5	443,534	(60,959)	827.6

Our consolidated yields on interest-earning assets and the costs of interest-bearing liabilities for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012			2011
	Weighted Average Balance	Net Interest Income/Expense	Average Yield/Cost	Weighted Average Balance	Net Interest Income/Expense	Average Yield/Cost
	($ in thousands)
Loans(1)	$5,929,715	$322,437	7.26%	$5,698,156	$344,308	8.08%
Investment securities	1,257,571	29,737	3.16	1,597,382	44,675	3.74
Cash and other interest-earning assets	397,327	1,119	0.38	1,018,800	2,070	0.27
Total asset-related balances	7,584,613	353,293	6.22	8,314,338	391,053	6.29
Deposits	5,347,534	38,669	0.97	4,749,229	40,203	1.13
Borrowings(2)	1,272,592	21,866	2.30	2,083,481	86,844	5.57
Total liabilities-related balances	6,620,126	60,535	1.22	6,832,710	127,047	2.49
Net interest income/spread		$292,758	5.00%		$264,006	3.80%
Net interest margin			5.16%			4.25%

(1)	Loans balances are net of deferred loan fees and discounts.

(2)	Borrowings include term debt and other borrowings, such as subordinated debt, convertible debt and FHLB borrowings.

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

In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the history of operating losses and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of September 30, 2012 and December 31, 2011, the valuation allowance was $159.4 million and $515.2 million, respectively.

In June 2012, we reversed $347.4 million of the valuation allowance. Each of the deferred tax assets was evaluated based on our evaluation of the available positive and negative evidence with respect to our ability to realize the deferred tax asset, including considering their associated character and jurisdiction. The decision to reverse a large portion of the valuation allowance was based on our evaluation of all positive and negative evidence which did not include any significant tax planning strategies. A cumulative loss position, such as we had for the previous three-year period ended December 31, 2011, is generally considered significant negative evidence in assessing the realizability of a deferred tax asset. However, subsequent to the establishment of the valuation allowance in 2009, significant positive evidence had developed which overcame this negative evidence such that, during the nine months ended September 30, 2012, management determined that it is more likely than not that the deferred tax asset will be realized. This determination was made not based upon a single event or occurrence, but based upon the accumulation of all positive and negative evidence including recent trends in our earnings and taxable income. Other positive evidence included the projection of future taxable income based on strong CapitalSource Bank earnings, improving asset performance trends, substantial decline in the Parent Company’s operations and assets, and one-time losses included in the three-year cumulative pre-tax loss (i.e., debt extinguishment loss). Additionally, we believe we will be in a cumulative pre-tax income position by the end of 2012, for the three-year period then ended.

Consolidated income tax expense/(benefit) for the three months ended September 30, 2012 and 2011 was $18.0 million and $(11.3) million, respectively. The expense for the three months ended September 30, 2012 was primarily the result of the tax expense on the pre-tax book income from CapitalSource Bank. The tax benefit for the three months ended September 30, 2011 was primarily the result of the change in valuation allowance related to the deferred tax assets of CapitalSource Bank. Consolidated income tax (benefit) expense for the nine months ended September 30, 2012 and 2011 was $(296.3) million and $17.1 million, respectively. The tax benefit for the nine months ended September 30, 2012 was caused primarily by the reversal of a large portion of the valuation allowance against our deferred tax assets. The tax expense recorded for the nine months ended September 30, 2011 was primarily related to the reestablishment of a valuation allowance at the consolidated group level with respect to CapitalSource Bank’s net deferred tax assets, and state income tax expenses incurred by CapitalSource Bank.

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

CapitalSource Bank Segment

Our CapitalSource Bank segment operating results for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)
Interest income	$99,807	$92,173	8.3%	$294,539	$274,467	7.3%
Interest expense	15,521	15,982	-2.9	46,974	46,804	0.4
Provision (benefit) for loan and lease losses	273	13,725	-98.0	14,745	23,636	-37.6
Non-interest income	13,585	14,614	-7.0	42,252	27,954	51.1
Non-interest expense	39,964	35,345	13.1	124,307	108,255	14.8
Income tax expense	23,782	16,513	44.0	62,047	38,448	61.4
Net income	33,852	25,222	34.2	88,718	85,278	4.0

Interest Income

Three months ended September 30, 2012 and 2011

Total interest income increased to $99.8 million for the three months ended September 30, 2012 from $92.2 million for the three months ended September 30, 2011, with an average yield on interest-earning assets of 5.88% for the three months ended September 30, 2012 compared to 5.97% for the three months ended September 30, 2011. Total interest income increased due to a $12.0 million increase in total loan interest income, offset by a $4.4 million decrease in total investment interest income. During the three months ended September 30, 2012 and 2011, total interest income on loans was $91.3 million and $79.3 million, respectively, yielding 6.95 % and 7.51% on average loan balances of $5.2 billion and $4.2 billion, respectively. Total loan interest income increased due to $12.3 million and $0.9 million increases on interest generated from loans held for investment and from direct financing lease interest and fees, respectively. Increases were offset by a $1.1 million decrease in deferred loan fee income arising from the accelerated amortization of loan fee premiums and discounts due to earlier pay downs on loans held for investment. During the three months ended September 30, 2012 and 2011, $2.2 million and $2.9 million, respectively, of interest income was not recognized for loans on non-accrual status, which negatively impacted the loan yields by 0.16% and 0.27%, respectively. During the three months ended September 30, 2012 and 2011, $77 thousand and $20 thousand, respectively, of interest was collected on loans previously on non-accrual status and recognized in interest income.

During the three months ended September 30, 2012 and 2011, total interest income from our investments, including available-for-sale and held-to-maturity securities, was $8.1 million and $12.5 million, respectively, yielding 2.68% and 3.14% on an average balance of $1.2 billion and $1.6 billion, respectively. Total interest income on investments decreased $4.4 million primarily due to $2.5 million and $1.9 million decreases in interest income from the available-for-sale and held-to-maturity securities, respectively. The available-for-sale portfolio is mostly comprised of agency mortgage-backed securities, which have been experiencing an acceleration of premium amortizations due to updated prepayment assumptions. During the three months ended September 30, 2012, we purchased $26.0 million of investment securities, available-for-sale, while $80.5 million and $0.9 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the three months ended September 30, 2011, we purchased $143.8 million of investment securities, available-for-sale while $100.4 million and $35.9 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.

During the three months ended September 30, 2012 and 2011, interest income on cash and cash equivalents was $0.4 million, yielding 0.39% and 0.38% on average balances of $286.3 million and $325.1 million, respectively.

Nine months ended September 30, 2012 and 2011

Total interest income increased to $294.5 million for the nine months ended September 30, 2012 from $274.5 million for the nine months ended September 30, 2011, with an average yield on interest-earning assets of 5.96% for the nine months ended September 30, 2012 compared to 6.19% for the nine months ended September 30, 2011. Total interest income increased due to a $33.2 million increase in total loan interest income, offset by a $13.2 million decrease in total investment interest income. During the nine months ended September 30, 2012 and 2011, total interest income on loans was $267.9 million and $234.7 million, respectively, yielding 7.09% and 7.87% on average loan balances of $5.0 billion and $4.0 billion, respectively. Total loan interest income increased $33.2 million due to a $45.6 million increase in interest generated on loans held for investment and a $4.1 million increase in direct financing lease interest and fees. Increases were offset by a $16.5 million decrease in deferred loan fee income arising from the accelerated amortization of loan fee premiums and discounts due to earlier pay downs on loans held for investment. During the nine months ended September 30, 2012 and 2011, $7.3 million and $12.4 million, respectively, of interest income was not recognized for loans on non-accrual status, which negatively impacted the loan yields by 0.19% and 0.42%, respectively. During the nine months ended September 30, 2012 and 2011, $0.9 million and $55 thousand, respectively, of interest was collected on loans previously on non-accrual status and recognized in interest income.

During the nine months ended September 30, 2012 and 2011, total interest income from our investments, including available-for-sale and held-to-maturity securities, was $25.6 million and $38.8 million, respectively, yielding 2.78% and 3.28% on an average balance of $1.2 billion and $1.6 billion, respectively. Total interest income on investments decreased $13.2 million due to a $5.4 million decrease in income from the available-for-sale portfolio and a $7.8 million decrease in held-to-maturity securities. The agency mortgage-backed securities within the available-for-sale portfolio experienced decelerated premium amortizations in the first quarter offset by accelerated amortization arising from updated prepayment assumptions. The held-to-maturity portfolio primarily includes commercial mortgage-backed securities which experienced a decrease due to fluctuations in interest rates and prepayment assumptions. During the nine months ended September 30, 2012, we purchased $175.4 million of investment securities, available-for-sale, while $260.3 million and $4.9 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. For the nine months ended September 30, 2011, we purchased $591.9 million of investment securities, available-for-sale while $573.1 million and $90.6 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively.

During the nine months ended September 30, 2012 and 2011, interest income on cash and cash equivalents was $1.0 million and $0.9 million, respectively, yielding 0.41% and 0.35% on average balances of $293.5 million and $348.9 million, respectively.

Interest Expense

Three months ended September 30, 2012 and 2011

Total interest expense decreased to $15.5 million for the three months ended September 30, 2012 from $16.0 million for the three months ended September 30, 2011. The decrease was due to a decline in the average cost of interest-bearing liabilities which was 1.02% and 1.19% during the three months ended September 30, 2012 and 2011, respectively, offset by an increase in the average balance of interest-bearing liabilities which was $6.1 billion and $5.3 billion during the three months ended September 30, 2012 and 2011, respectively. Our interest expense on deposits for the three months ended September 30, 2012 and 2011 was $12.7 million and $13.4 million, respectively, with an average cost of deposits of 0.93% and 1.10%, respectively, on average balances of $5.5 billion and $4.8 billion, respectively. During the three months ended September 30, 2012, $1.1 billion of our time deposits matured with a weighted average interest rate of 0.96% and $1.3 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.86%. During the three months ended September 30, 2011, $766.2 million of our time deposits matured with a weighted average interest rate of 1.01% and $900.3 million of new and renewed time deposits were issued at a weighted average interest rate of 0.89%. Additionally, during the three months ended September 30, 2012, our weighted average interest rate of our liquid account deposits, which include savings and money market accounts, decreased from 0.56% at the beginning of the quarter to 0.51% at the end of the quarter.

During the three months ended September 30, 2012, our interest expense on borrowings, consisting of FHLB SF borrowings, was $2.8 million with an average cost of 1.85% on an average balance of $597.7 million. There were $13.0 million in new advances with a weighted-average-rate of 0.89% and $10.0 million in maturities with a weighted-average-rate of 2.26%. Weighted-average-rates for FHLB SF borrowings maturing within one year, one to five years, and greater than five years were 1.61%, 1.76%, and 2.21%, respectively. In addition, the overall FHLB SF borrowings balance had a weighted-average-life of 1.70 years as compared to 4.90 years for new advances during the quarter. During the three months ended September 30, 2011, our interest expense on FHLB SF borrowings was $2.6 million with an average cost of 2.01% on an average balance of $506.4 million. During the three months ended September 30, 2011, there were $1.4 billion of advances taken and $1.4 billion of maturities.

Nine months ended September 30, 2012 and 2011

Total interest expense increased to $47.0 million for the nine months ended September 30, 2012 from $46.8 million for the nine months ended September 30, 2011. The increase was due to an increase in the average balance of interest-bearing liabilities which was $5.9 billion and $5.2 billion during the nine months ended September 30, 2012 and 2011, respectively, offset by a decline in the average cost of interest-bearing liabilities which was 2.87% and 1.21% during the nine months ended September 30, 2012 and 2011, respectively. Our interest expense on deposits for the nine months ended September 30, 2012 and 2011 was $38.7 million and $40.2 million, respectively, with an average cost of deposits of 0.97 % and 1.13%, respectively, on average balances of $5.3 billion and $4.7 billion, respectively. During the nine months ended September 30, 2012, $4.2 billion of our time deposits matured with a weighted average interest rate of 1.01% and $3.8 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.87%. During the nine months ended September 30, 2011, $2.8 billion of our time deposits matured with a weighted average interest rate of 1.06% and $3.1 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.94%. Additionally, during the nine months ended September 30, 2012, our weighted average interest rate of our liquid account deposits, which include savings and money market accounts, decreased from 0.75% at the beginning of the year to 0.51% at the end of the period.

During the nine months ended September 30, 2012, our interest expense on borrowings, consisting of FHLB SF borrowings, was $8.3 million with an average cost of 1.90% on an average balance of $583.8 million. There were $98.0 million in advances with a weighted-average-rate of 1.02% and $48.0 million of maturities with a weighted-average-rate of 2.00%. The overall FHLB borrowings balance has a weighted-average-life of 1.70 years as compared to 5.46 years for new advances made during the year to date. During the nine months ended September 30, 2011, our interest expense on FHLB SF borrowings was $6.6 million with an average cost of 2.02% on an average balance of $435.9 million. During the nine months ended September 30, 2011, there were $1.7 billion of advances taken and $1.6 billion of maturities.

Net Interest Margin

Three months ended September 30, 2012 and 2011

The yields of income earning assets and the costs of interest-bearing liabilities for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30
	2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Loans(1)	$5,231,242	$91,367	6.95%	$4,192,610	$79,346	7.51%
Investment securities	1,206,868	8,123	2.68	1,581,170	12,499	3.14
Cash and other interest-earning assets	314,439	317	0.40	350,143	327	0.37
Total interest-earning assets	6,752,549	$99,807	5.88	6,123,923	92,173	5.97
Deposits	5,469,501	12,738	0.93	4,833,941	13,422	1.10
Borrowings(2)	597,674	2,783	1.85	506,413	2,560	2.01
Total interest-bearing liabilities	6,067,175	15,521	1.02	5,340,354	15,982	1.19
Net interest spread		$84,286	4.86%		$76,191	4.78%
Net interest margin			4.97%			4.94%

(1)	Loans balances are net of deferred loan fees and discounts.

(2)	Borrowings include term debt and other borrowings, such as subordinated debt, convertible debt and FHLB borrowings.

Nine months ended September 30, 2012 and 2011

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Loans(1)	$5,046,915	$267,905	7.09%	$3,977,518	$234,679	7.87%
Investment securities	1,229,735	25,625	2.78	1,577,016	38,821	3.28
Cash and other interest-earning assets	321,395	1,008	0.42	371,099	967	0.35
Total interest-earning assets	6,598,045	$294,538	5.96	5,925,633	274,467	6.19
Deposits	5,347,534	38,669	0.97	4,749,229	40,203	1.13
Borrowings(2)	583,785	8,305	1.90	435,879	6,601	2.02
Total interest-bearing liabilities	5,931,319	46,974	2.87	5,185,108	46,804	1.21
Net interest spread		$247,564	3.10%		$227,663	4.98%
Net interest margin			5.01%			5.14%

(1)	Loans balances are net of deferred loan fees and discounts.

(2)	Borrowings include term debt and other borrowings, such as subordinated debt, convertible debt and FHLB borrowings.

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

Non-Interest Income

Comparison of three and nine months ended September 30, 2012 vs. 2011

CapitalSource Bank acts as servicer and agent for loans and other assets, which are owned by the Parent Company and partially owned by third parties, for which it receives fees based on the level of servicing effort for the loans and other assets. Such fee income is included as part of non-interest income. Loans serviced by CapitalSource Bank for the benefit of others were $6.6 billion and $2.5 billion as of September 30, 2012 and December 31, 2011, respectively, of which $5.7 billion and $1.0 billion, respectively, were owned by the Parent Company. CapitalSource Bank also provides tax, credit, treasury and other similar services to the Parent Company for which it receives fees.

In addition, we summarize the other various components of non-interest income for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011 as follows:

	Three Months Ended				Nine Months Ended
	9/30/2012	9/30/2011	$ Change	% Change	9/30/2012	9/30/2011	$ Change	% Change
	($ in thousands)				($ in thousands)
Loan fees	$3,469	$1,804	$1,665	92.3%	$9,566	$5,373	$4,193	78.0%
Leased equipment income	3,299	901	2,398	266.1	9,814	974	8,840	907.6
(Loss) gain on investments, net	(1)	1,624	(1,625)	-100.1	(1)	2,845	(2,846)	-100.0
(Loss) gain on derivatives	(976)	1,017	(1,993)	-196.0	(989)	346	(1,335)	-385.8
Bank fees	150	156	(6)	-3.8	180	192	(12)	-6.3
(Loss) gain on sale of assets	(554)	4,962	(5,516)	-111.2	(520)	5,701	(6,221)	-109.1
Intercompany loan servicing revenue	2,305	2,866	(561)	-19.6	8,273	9,977	(1,704)	-17.1
Other	5,893	1,284	4,609	359.0	15,929	2,546	13,383	525.6
Total	$13,585	$14,614	$(1,029)	-7.0%	$42,252	$27,954	$14,298	51.1%

•

Loan fees increased $1.7 million, or 92.3%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 primarily due an increase in average loan balances of $1.0 billion, or 24.8%, increasing related loan termination fees due to greater late fees, penalties, and recurring fees. Loans fees increased $4.2 million, or 78.0%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 primarily due to loan termination fees, penalties and recurring fees.

•

Leased equipment income increased $2.4 million, or 266.1%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 primarily due to $74.7 million, or 644.2%, increase in average equipment on operating leases from $11.5 million as of September 30, 2011 to $85.9 million as of September 30, 2012. Leased equipment income increased $8.8 million, or 907.6% from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 primarily due to $80.7 million, or 1,771.0%, increase in average equipment on operating leases from $4.6 million as of September 30, 2011 to $85.2 million as of September 30, 2012.

•

Gain on investments, net, decreased $1.6 million, or 100.1%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 primarily due to realized losses on the sale of equity securities and relatively decreased equity investments as of September 30, 2012. Gain on investments decreased $2.8 million, or 100.0%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 due to the reasons mentioned above.

•

Gain on derivatives decreased $2.0 million to a loss position, or 196.0%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 due to market adjustment of forward exchange contracts with the Canadian dollar. Gain on derivatives decreased $1.3 million, or 385.8%, from the nine months ended period September 30, 2011 to September 30, 2012 due to the reason mentioned above.

52

•

Gain on sale of assets decreased $5.5 million, or 111.2%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 primarily due to $4.8 million decreased gain on sales of commercial loans to third parties and $765 thousand decrease in intercompany loan sales. Sale activities on loans have decreased since prior year, as the Bank continues to improve the asset quality of the loan portfolio. Gain on sale of assets decreased $6.2 million, or 109.1%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 primarily due to $4.8 million decreased gain on sale of commercial loans, $818 thousand decrease in loans held for sale adjustments for lower of market or cost, and $765 thousand decrease in intercompany loan sales.

•

Other income increased $4.6 million, or 359.0%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 primarily due a $2.7 million increase in gains on foreign currency translations arising from loans denominated in foreign currencies. In addition, shared service revenue increased by $1.8 million as administrative and service functions have been transferred to the Bank. Other income increased $13.4 million, or 525.7%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 primarily due a $2.1 million increase in gains on foreign currency translations arising from loans denominated in foreign currencies. In addition, shared service revenue increased by $7.3 million as administrative and service functions have been transferred to the Bank, and SBA loan fees contributed to a $1.7 million increase.

Non-Interest Expense

Comparison of three and nine months ended September 30, 2012 vs. 2011

Prior to 2012, CapitalSource Bank relied on the Parent Company to refer loans and to provide loan origination due diligence services. For these services CapitalSource Bank paid the Parent Company fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. CapitalSource Bank also paid the Parent Company to perform certain underwriting and other services. These fees were eliminated in consolidation. Effective January 1, 2012, the Parent Company no longer performed these services and CapitalSource Bank directly assumed the expenses for these services. The expenses are included in other non-interest expense and were $2.3 million and $11.2 million for the three months ended September 30, 2012 and 2011, respectively.

CapitalSource Bank subleases from the Parent Company office space in several locations and also leases space to the Parent Company in other facilities in which CapitalSource Bank is the primary lessee. In addition, we summarize the other various components of non-interest expense for three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011 as follows:

	Three Months Ended				Nine Months Ended
	9/30/2012	9/30/2011	$ Change	% Change	9/30/2012	9/30/2011	$ Change	% Change
	($ in thousands)				($ in thousands)
Compensation and benefits	$25,254	$13,185	$12,069	91.5%	$74,818	$36,819	$37,999	103.2%
Professional fees	1,404	500	904	180.8	4,615	1,107	3,508	316.9
Occupancy expenses	2,520	1,798	722	40.2	7,660	5,249	2,411	45.9
FDIC fees and assessments	1,507	1,375	132	9.6	4,419	4,706	(287)	-6.1
General depreciation and amortization	953	1,021	(68)	-6.7	2,920	3,239	(319)	-9.8
Other administrative expenses	5,464	15,118	(9,654)	-63.9	21,629	47,319	(25,690)	-54.3
Total operating expenses	37,102	32,997	4,105	12.4	116,061	98,439	17,622	17.9
			—
Leased equipment depreciation	2,307	668	1,639	245.4	6,883	708	6,175	872.2
Expense of real estate owned and other foreclosed assets, net	16	1,410	(1,394)	-98.9	1,334	10,225	(8,891)	-87.0
Total non-interest expense	539	270	269	99.6	29	(1,117)	1,146	-102.6
Total	$39,964	$35,345	$4,619	13.1%	$124,307	$108,255	$16,052	14.8%

53

•

Compensation and benefits increased $12.1 million, or 91.5%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 primarily due the transfer of Parent Company employees to the Bank during the current year. Compensation and benefits increased $38.0 million, or 103.2%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 due to the reason mentioned above.

•

Other administrative expenses decreased $9.7 million, or 63.9%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 primarily due to a $10.1 million decrease in intercompany loan sourcing fees, which is an expense paid to the Parent for loan referrals. The overall increase is offset by slight increases various other administrative expenses, such as FDIC premiums, Bank IT expenses, and marketing. Other administrative expenses decreased $25.7 million, or 54.3%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 primarily due to a $36.4 million decrease in intercompany loan sourcing fees, offset by slight increases various other administrative expenses.

•

Leased equipment depreciation increased $1.6 million, or 245.4%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 primarily due an increased asset base during 2012, which is managed by the equipment leasing unit of the Bank. Equipment increased from $45.1 million as of September 30, 2011 to $102.1 million as of September 30, 2012, representing a 126.6% increase which in line with the 245.4% increases in depreciation expense. Leased equipment depreciation increased $6.2 million, or 872.2%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 due to the reason mentioned above.

Other Commercial Finance Segment

Our Other Commercial Finance segment operating results for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)
Interest income	$16,899	$28,653	-41.0%	$62,579	$116,968	-46.5%
Interest expense	3,992	18,506	-78.4	13,561	80,243	-83.1
Provision for loan and lease losses	8,686	21,393	-59.4	15,822	57,814	-72.6
Non-interest income	1,439	35,015	-95.9	6,524	100,173	-93.5
Non-interest expense	13,037	158,305	-91.8	40,226	249,360	-83.9
Income tax (benefit) expense	(5,779)	(27,793)	79.2	(358,352)	(21,317)	-1,581.1
Net (loss) income	(1,598)	(106,743)	98.5	357,846	(148,959)	340.2

Interest Income

Three months ended September 30, 2012 and 2011

Interest income decreased to $16.9 million for the three months ended September 30, 2012 from $28.7 million for the three months ended September 30, 2011, primarily due to a decrease in average total interest-earning assets. During the three months ended September 30, 2012, our average balance of interest-earning assets decreased by $1.1 billion, or 56.2%, compared to the three months ended September 30, 2011, due to the runoff of Parent Company loans. During the three months ended September 30, 2012, yield on average interest-earning assets increased to 7.66% from 5.67% for the three months ended September 30, 2011. During the three months ended September 30, 2012, our lending spread to average one-month LIBOR was 8.37% compared to 8.58% for the three months ended September 30, 2011. Fluctuations in loan yields are driven by various factors, such as prime rates or one-month LIBOR which impact lending rates, the coupon on loans that pay down or pay off, non-accrual loans, and modifications of interest rates on existing loans.

Nine months ended September 30, 2012 and 2011

Interest income decreased to $62.6 million for the nine months ended September 30, 2012 from $117.0 million for the nine months ended September 30, 2011, primarily due to a decrease in average total interest-earning assets. During the nine months ended September 30, 2012, our average balance of interest-earning assets decreased by $1.4 billion, or 58.7%, compared to the nine months ended September 30, 2011, due to the runoff of Parent Company loans. During the nine months ended September 30, 2012, yield on average interest-earning assets increased to 8.49% from 6.56% for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, our lending spread to average one-month LIBOR was 8.35% compared to 8.57% for the nine months ended September 30, 2011. Fluctuations in loan yields are driven by various factors, such as prime rates or one-month LIBOR which impact lending rates, the coupon on loans that pay down or pay off, non-accrual loans, and modifications of interest rates on existing loans.

Interest Expense

Three months ended September 30, 2012 and 2011

Interest expense decreased to $4.0 million for the three months ended September 30, 2012 from $18.5 million for the three months ended September 30, 2011, primarily due to a decrease in average interest-bearing liabilities from $1.3 billion as of September 30, 2011 to $0.6 billion as of September 30, 2012. The decrease in interest-bearing liabilities was primarily attributed to a 51.8% decrease from the reduction of the outstanding balances on our credit facilities and other term debt. Our cost of borrowings decreased to 2.56% for the three months ended September 30, 2012 from 5.70% for the three months ended September 30, 2011, as a result of the reduction and termination of certain of our credit facilities and decreases in our remaining securitization balances, all of which generally had higher borrowing costs than the remainder of our borrowings.

Nine months ended September 30, 2012 and 2011

Interest expense decreased to $13.6 million for the nine months ended September 30, 2012 from $80.2 million for the nine months ended September 30, 2011, primarily due to a decrease in average interest-bearing liabilities of $1.6 billion as of September 30, 2011 to $0.7 billion as of September 30, 2012. The decrease in interest-bearing liabilities was primarily attributed to a 58.2% decrease from the reduction of the outstanding balances on our credit facilities and other term debt. Our cost of borrowings decreased to 2.63% for the nine months ended September 30, 2012 from 6.51% for the nine months ended September 30, 2011, as a result of the reduction and termination of certain of our credit facilities and decreases in our remaining securitization balances, all of which generally had higher borrowing costs than the remainder of our borrowings.

Net Interest Margin

Three months ended September 30, 2012 and 2011

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Loans(1)	$763,361	$15,171	7.91%	$1,256,049	$27,165	5.60%
Investment securities	21,140	1,661	31.26	25,142	1,136	17.98
Cash and other interest-earning assets	93,222	67	0.29	722,463	352	0.19
Total interest-earning assets	877,723	$16,899	7.66	2,003,654	28,653	5.67
Borrowings(2)	621,371	3,992	2.56	1,288,808	18,506	5.70
Total interest-bearing liabilities	621,371	3,992	2.56	1,288,808	18,506	5.70
Net interest spread		$12,907	5.11%		$10,147	-0.03%
Net interest margin			5.85%			2.01%

(1)	Loans balances are net of deferred loan fees and discounts.

(2)	Borrowings include term debt and other borrowings, such as subordinated debt, convertible debt and FHLB borrowings.

Nine months ended September 30, 2012 and 2011

The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the nine months ended and 2011 were as follows:

	Nine Months Ended September 30,
	2012			2011
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Loans(1)	$881,071	$58,357	8.85%	$1,717,146	$110,011	8.56%
Investment securities	27,836	4,112	19.73	20,366	5,854	38.40
Cash and other interest-earning assets	75,931	110	0.19	647,702	1,103	0.23
Total interest-earning assets	984,838	62,579	8.49	2,385,213	116,968	6.56
Borrowings(2)	688,807	13,560	2.63	1,647,602	80,243	6.51
Total interest-bearing liabilities	688,807	13,560	2.63	1,647,602	80,243	6.51
Net interest spread		$49,019	5.86%		$36,725	0.05%
Net interest margin			6.65%			2.06%

(1)	Loans balances are net of deferred loan fees and discounts.

(2)	Borrowings include term debt and other borrowings, such as subordinated debt, convertible debt and FHLB borrowings.

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

Non-Interest Income

Comparison of three and nine months ended September 30, 2012 vs. 2011

We summarize the various components of non-interest income for the segment three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011 as follows:

	Three Months Ended				Nine Months Ended
	9/30/2012	9/30/2011	$ Change	% Change	9/30/2012	9/30/2011	$ Change	% Change
	($ in thousands)				($ in thousands)
Loan fees	$705	$1,617	$(912)	-56.4%	$2,334	$6,062	$(3,728)	-61.5%
Leased equipment income	—	—	—	—	—	—	—	—
Gain on investments, net	1,856	17,517	(15,661)	-89.4	930	48,536	(47,606)	-98.1
(Loss) gain on derivatives	(2)	(3,130)	3,128	-99.9	339	(4,608)	4,947	-107.4
Bank fees	—	—	—	—	—	—	—	—
(Loss) gain on sale of assets	(386)	5,138	(5,524)	-107.5	1,676	8,760	(7,084)	-80.9
Intercompany loan servicing revenue	6	—	6	—	92	—	92	—
Other	(740)	13,873	(14,613)	-105.3	1,153	41,423	(40,270)	-97.2
Total	$1,439	$35,015	$(33,576)	-95.9%	$6,524	$100,173	$(93,649)	-93.5%

•

Gains on investments, net decreased $15.7 million, or 89.4%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 primarily due to a $10.8 million decrease in realized gain on investment securities accounted for under the equity method, a $2.7 million decrease in realized gain on investments carried at cost, and a $2.5 million decrease in dividend income. Gains on investments, net decreased $47.6 million, or 98.1%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 primarily due to a $10.2 million decrease in realized gain on investment securities accounted for under the equity method, a $21.4 million decrease in realized gain on investments carried at cost, a $12.3 million decrease in realized gain on available-for-sale securities, and a $3.7 million decrease in dividend income.

•

Loss on derivatives decreased $3.1 million, 99.9%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 primarily due to a $1.5 million decrease in unrealized loss on derivatives and a $1.9 million decrease in interest expense. Loss on derivatives decreased $4.9 million, or 107.4%, from a loss of $4.6 million for the nine months ended September 30, 2011 to a gain of $0.3 million for the nine months ended September 30, 2012. This decrease is primarily due to a $2.5 million realized gain on derivatives for the nine months ended September 30, 2012 compared to a $0.9 million gain for the nine months ended September 30, 2011, and a $3.3 million decrease in interest expense.

•

Gain on sale of assets decreased $5.5 million, or 107.5%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 primarily due to a $5.6 million decrease of gain on loan sales and related lower of cost or market adjustments. Gain on sale of assets decreased $7.1 million, or 80.9%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 primarily due to a $6.2 million decrease of gain on loan sales and related lower of cost or market adjustments, and a $0.9 million increase in losses from other company asset sale.

•

All other non-interest income decreased $14.6 million, or 105.3%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 primarily due to a decrease of $12.2 million in intercompany revenue from CapitalSource Bank, and a $1.5 million decrease of equity in earnings from subsidiaries. All other non-interest income decreased $40.3 million, or 97.2%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 primarily due to a decrease of $35.9 million in intercompany revenue from CapitalSource Bank, and a $3.6 million decrease of equity in earnings from subsidiaries.

Non-Interest expense

Comparison of three and nine months ended September 30, 2012 vs. 2011

We summarize the various components of non-interest expense for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011 as follows:

	Three Months Ended				Nine Months Ended
	9/30/2012	9/30/2011	$ Change	% Change	9/30/2012	9/30/2011	$ Change	% Change
	($ in thousands)				($ in thousands)
Compensation and benefits	269	$19,197	$(18,928)	-98.6%	$2,529	56,458	$(53,929)	-95.5%
Professional fees	1,065	2,597	(1,532)	-59.0	4,543	11,879	(7,336)	-61.8
Occupancy expenses	1,046	2,035	(989)	-48.6	6,172	6,844	(672)	-9.8
General depreciation and amortization	500	764	(264)	-34.6	1,984	2,411	(427)	-17.7
Other administrative expenses	7,922	8,608	(686)	-8.0	28,749	34,168	(5,419)	-15.9
Total operating expenses	10,802	33,201	(22,399)	-67.5	43,977	111,760	(67,783)	-60.7
Expense of real estate owned and other foreclosed assets, net	2,292	11,425	(9,133)	-79.9	5,245	23,899	(18,654)	-78.1
(Gain) loss on extinguishment of debt	—	113,679	(113,679)	-100.0	(8,059)	113,679	(121,738)	-107.1
Other non-interest expense, net	(57)	—	(57)	-100.0	(937)	22	(959)	-4,359.1
Total	$13,037	$158,305	$(145,268)	-91.8%	$40,226	$249,360	$(209,134)	-83.9%

•

Compensation and benefits decreased $18.9 million, or 98.6%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 primarily due to the transfer of Parent Company employees to CapitalSource Bank on January 1, 2012. Compensation and benefits also decreased $53.9 million, or 95.5%, from nine months ended September 30, 2011 to the nine months ended September 30, 2012 due to the reason mentioned above.

57

•

Loss on extinguishment of debt of $113.7 million for the nine months ended September 30, 2011 changed to a gain of $8.1 million for the nine months ended September 30, 2012, primarily due to the repurchase of 12.75% 2014 Senior Secured Notes during the three months ended September 30, 2011 that resulted in a $111.1 pre-tax loss, and the repurchase of TP Trusts Subordinated Debt in March 2012 which resulted in a $8.2 million gain and $0.1 million loss on convertible debt.

Financial Condition

CapitalSource Bank Segment

As of September 30, 2012 and December 31, 2011, the CapitalSource Bank segment included:

	September 30, 2012	December 31, 2011
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$508,862	$317,455
Investment securities, available-for-sale	1,069,923	1,159,119
Investment securities, held-to-maturity	108,066	111,706
Loans held for sale	44,952	129,946
Loans held for investment, net(2)	5,214,572	4,734,470
Allowance for loan and lease losses	(98,435)	(94,650)
Interest receivable	23,968	28,960
Other investments(3)	23,018	23,774
Goodwill	173,135	173,135
Deferred tax assets, net(4)	2,019	12,586
FHLB SF stock	28,200	27,792
Other assets	183,918	168,244
Total	$7,282,198	$6,792,537
Liabilities:
Deposits	$5,535,482	$5,124,995
FHLB SF borrowings	600,000	550,000
Other liabilities	69,211	51,548
Total	$6,204,693	$5,726,543

(1)	As of September 30, 2012 and December 31, 2011, the amounts include restricted cash of $49.5 million and $0.8 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

(4)	Includes short-term and long-term deferred income tax assets, net of related valuation allowance.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less. For additional information, see Note 3, Cash and Cash Equivalents and Restricted Cash, in our accompanying consolidated financial statements for the three and nine months ended September 30, 2012.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale, consists of Agency callable notes, Agency debt, Agency MBS, Non-agency MBS and U.S. Treasury and agency securities. CapitalSource Bank pledges a portion of its investment securities, available-for-sale, to the FHLB SF, the FRB and various state and local agencies as a source of borrowing capacity as of September 30, 2012. For additional information, see Note 5, Investments, in our accompanying consolidated financial statements for the three and nine months ended September 30, 2012.

Investment Securities, Held-to-Maturity

Investment securities, held-to-maturity, consists of commercial mortgage-backed securities rated BBB or higher. CapitalSource Bank pledges a portion of its investment securities, held-to-maturity, to the FHLB SF and the FRB as a source of borrowing capacity. For additional information on our investment securities, held-to-maturity, see Note 5, Investments, in our accompanying consolidated financial statements for the three and nine months ended September 30, 2012.

Loan Portfolio Composition

The CapitalSource Bank loan balances reflected in the portfolio statistics below exclude loans held for sale of $45.0 million and $129.9 million as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012 and December 31, 2011, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	September 30, 2012		December 31, 2011
	($ in thousands except percentages)
Commercial	$2,898,718	55%	$2,640,777	56%
Real estate	2,280,493	44	2,082,130	43
Real estate — construction	35,361	1	11,563	1
Total(1)	$5,214,572	100%	$4,734,470	100%

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

As of September 30, 2012, the scheduled maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in One Year Or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$222,073	2,463,299	$258,971	$2,944,343
Real estate	51,194	1,292,261	982,202	2,325,657
Real estate — construction	10,838	2,612	22,045	35,495
Total loans(1)	$284,105	$3,758,172	$1,263,218	$5,305,495

(1)	Includes loans held for sale carried at lower of cost or fair value. Excludes deferred loan fees and discounts.

As of September 30, 2012, approximately 82% of the CapitalSource Bank accruing adjustable rate portfolio was subject to an interest rate floor. Due to low market interest rates as of September 30, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 1.06% as of September 30, 2012. To the extent the underlying indices subsequently increase, CapitalSource Bank’s interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of September 30, 2012, the composition of CapitalSource Bank loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
	Commercial	Real Estate	Real Estate - Construction	Total	Percentage
	($ in thousands)
1-Month LIBOR	$1,083,232	$928,825	$12,651	$2,024,708	38%
2-Month LIBOR	49,019	695	—	49,714	1
3-Month LIBOR	645,313	90,359	—	735,672	14
6-Month LIBOR	139,520	70,531	—	210,051	4
6-Month EURIBOR	—	4,110	—	4,110	—
Prime	371,196	168,351	20,508	560,055	10
Other	25,578	58,318	—	83,896	2
Total adjustable rate loans	2,313,858	1,321,189	33,159	3,668,206	69
Fixed rate loans	578,013	992,692	2,337	1,573,042	30
Loans on non-accrual status	52,473	11,774	—	64,247	1
Total loans(1)	$2,944,344	$2,325,655	$35,496	$5,305,495	100%

(1)	Includes loans held for sale carried at lower of cost or fair value. Excludes deferred loan fees and discounts.

FHLB SF Stock

Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2012.

Deposits

As of September 30, 2012 and December 31, 2011, a summary of CapitalSource Bank’s deposits by product type and the maturities of the certificates of deposit were as follows:

	September 30, 2012		December 31, 2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$270,929	0.49%	$260,032	0.73%
Savings	761,416	0.52	836,521	0.76
Certificates of deposit	4,503,137	1.00	4,028,442	1.14
Total interest-bearing deposits	$5,535,482	0.91%	$5,124,995	1.06%

	September 30, 2012
	Balance	Weighted Average Rate
	($ in thousands)
Remaining maturity of certificates of deposit:
0 to 3 months	$1,813,724	0.97%
4 to 6 months	759,043	0.80
7 to 9 months	340,162	0.97
10 to 12 months	721,839	1.02
Greater than 12 months	868,369	1.25
Total certificates of deposit	$4,503,137	1.00%

FHLB SF Borrowings

FHLB SF borrowings increased to $600.0 million as of September 30, 2012 from $550.0 million as of December 31, 2011. These borrowings were used primarily for interest rate risk management and short-term funding purposes. The weighted-average remaining maturities of the borrowings were approximately 3.4 years and 3.7 years as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

	Balance	Weighted Average Rate
	($ in thousands)
Less than 1 year	$33,000	1.61%
After 1 year through 2 years	85,000	1.57
After 2 years through 3 years	87,500	1.90
After 3 years through 4 years	199,000	2.08
After 4 years through 5 years	128,000	1.31
After 5 years	67,500	2.21
Total	$600,000	1.81%

Other Commercial Finance Segment

As of September 30, 2012 and December 31, 2011, the Other Commercial Finance segment included:

	September 30, 2012	December 31, 2011
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$178,045	$206,577
Investment securities, available-for-sale	24,147	28,883
Loans held for sale	39,931	63,205
Loans held for investment, net(2)	680,153	955,677
Allowance for loan and lease losses	(28,195)	(58,981)
Interest receivable	7,926	9,836
Other investments(3)	43,773	57,472
Deferred tax asset, net(4)	368,559	32,858
Other assets	82,282	225,964
Total	$1,396,621	$1,521,491
Liabilities:
Borrowings	$613,187	$774,493
Other liabilities	120,580	240,534
Total	$733,767	$1,015,027

(1)	As of September 30, 2012 and December 31, 2011, the amounts include restricted cash of $21.9 million and $64.6 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

(4)	Includes short-term and long-term deferred income tax assets, net of related valuation allowance.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale consists of our interests in the 2006-A Trust of $24.1 million.

Other Investments

The Parent Company has made investments in some of our borrowers in connection with the loans provided to them. These investments usually include equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants.

Loan Portfolio Composition

As of September 30, 2012 and December 31, 2011, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	September 30, 2012		December 31, 2011
	($ in thousands except percentages)
Commercial	$613,954	90%	$850,482	89%
Real estate	54,170	8	51,080	5
Real estate — construction	11,516	2	54,115	6
Total(1)	$679,640	100%	$955,677	100%

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

As of September 30, 2012, the scheduled maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$202,906	$457,554	$—	$660,460
Real estate	20,044	35,028	129	55,201
Real estate — construction	11,845	—	—	11,845
Total(1)	$234,795	$492,582	$129	$727,506

(1)	Includes loans held for sale carried at lower of cost or fair value. Excludes deferred loan fees and discounts.

As of September 30, 2012, approximately 94% of the Other Commercial Finance accruing adjustable rate loan portfolio was subject to an interest rate floor. Due to low market interest rates as of September 30, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on the loans was 1.58% as of September 30, 2012. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.

As of September 30, 2012, the composition of Other Commercial Finance loan balances by adjustable rate index and by loan type was as follows:

	Loan Type
	Commercial	Real Estate	Real Estate - Construction	Total	Percentage
	($ in thousands)
1-Month LIBOR	$226,425	$—	$—	$226,425	31%
3-Month LIBOR	131,543	—	—	131,543	18
Prime	233,784	—	—	233,784	32
Total adjustable rate loans	591,752	—	—	591,752	81
Fixed rate loans	1,938	35,098	—	37,036	5
Loans on non-accrual status	66,770	20,103	11,845	98,718	14
Total loans(1)	$660,460	$55,201	$11,845	$727,506	100%

(1)	Includes loans held for sale carried at lower of cost or fair value. Excludes deferred loan fees and discounts.

Credit Quality and Allowance for Loan and Lease Losses

Consolidated

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

Real estate — construction loans

As real estate construction loans are typically considered to be a higher-risk loan type concentration, we are providing additional disclosure of the policies and procedures related to our real estate construction loan portfolio.

The objective of our servicing procedures for real estate construction loans is to maintain the proper relationship between the loan amount funded and the value of the collateral securing the loan. The primary servicing tasks include, but are not limited to:

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

Most of our $47.3 million of real estate construction loans as of September 30, 2012 include an interest reserve that is established upon origination of the loan. We recognize interest income from the reserve during the construction period as long as the interest is deemed collectible. Our risk assessment policies and procedures require that the assignment of a risk rating consider whether the capitalization of interest may be masking other performance related issues. We consider the status of the construction project securing our loan, including its leasing or sales activity (where applicable), relative to our expectations for the status of the project during our initial underwriting. The adequacy of the interest reserve generally is evaluated each time a risk rating conclusion is required or rendered with particular attention paid to the underlying value of the collateral and its ongoing support of the transaction.

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

The following table presents the balance of non-performing real estate — construction loans and the cumulative capitalized interest on our real estate — construction loan portfolio as of the date of the balance sheet:

	September 30, 2012(1)	December 31, 2011
	($ in thousands except percentages)
Total real estate — construction loans(2)	$47,341	$66,285
Non-performing	11,845	54,960
% of total real estate — construction	25%	82.9%
Cumulative capitalized interest	$10,781	$11,565

(1)

As of September 30, 2012, 2 of the 22 loans that comprise our real estate construction portfolio have been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans and/or work-out efforts that were best achieved via a restructuring.

(2)

We recognized interest income on the real estate construction loan portfolio of $0.6 million and $1.4 million for the three and nine months ended September 30, 2012, and $0.7 million and $3.4 million for the three and nine months ended September 30, 2011, respectively.

Non-performing loans

The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Non-accrual loans
Commercial	$116,880	$144,651
Real estate	30,391	101,453
Real estate — construction	11,516	24,087
Total loans on non-accrual	$158,787	$270,191
Accruing loans contractually past-due 90 days or more
Commercial	$—	$—
Real estate	—	5,603
Real estate — construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$5,603
Total non-performing loans
Commercial	$116,880	$144,651
Real estate	30,391	107,056
Real estate — construction	11,516	24,087
Total non-performing loans(1)	$158,787	$275,794

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

The decrease in the non-performing loan balance from December 31, 2011 to September 30, 2012 is primarily due to payoffs, charge offs, sales and foreclosures on those loans.

Additionally, certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are loans that are not considered non-performing loans, as disclosed in the table above, or loans that have been restructured in a TDR, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. As of September 30, 2012 and December 31, 2011, we had $1.1 million and $4.8 million, respectively, in potential problem loans related to 4 and 11 loans, respectively, for which we have determined that it is probable that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.

Delinquent loans

The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	September 30, 2012	December 31, 2011
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$30,006	$4,317
90+ days delinquent	45,547	90,193
Total delinquent non-accrual loans	$75,553	$94,510
Accruing loans
30-89 days delinquent	$228	$8,396
90+ days delinquent	—	5,603
Total delinquent accruing loans	$228	$13,999

Allowance for loan and lease losses

The activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Balance as of beginning of period	$133,359	$199,138	$153,631	$329,122
Charge offs:
Commercial	(20,043)	(15,715)	(48,984)	(132,612)
Real estate	(2,548)	(8,485)	(10,264)	(46,245)
Real estate — construction	(499)	(3,114)	(9,784)	(28,387)
Total charge offs	(23,090)	(27,314)	(69,032)	(207,244)
Recoveries:
Commercial	2,818	1,198	7,865	4,656
Real estate	4,772	280	5,046	11,693
Real estate — construction	—	—	—	1,105
Total recoveries	7,590	1,478	12,911	17,454
Net charge offs	(15,500)	(25,836)	(56,121)	(189,790)
Charge offs upon transfer to held for sale	(188)	(68)	(1,447)	(12,430)
Provision for loan and lease losses:
General	(5,742)	(2,356)	(20,366)	(71,231)
Specific	14,701	37,474	50,933	152,681
Total provision for loan and lease losses	8,959	35,118	30,567	81,450
Balance as of end of period	$126,630	$208,352	$126,630	$208,352
Allowance for loan and lease losses ratio	2.15%	3.58%	2.15%	3.58%
Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	0.60%	2.39%	0.68%	1.87%
Net charge offs as a percentage of average loans outstanding (annualized)	1.04%	1.86%	1.28%	4.67%

Our allowance for loan and lease losses decreased by $27.0 million to $126.6 million as of September 30, 2012 from $153.6 million as of December 31, 2011. This decrease was attributable to a $20.4 million decrease in general reserves and a $6.6 million decrease in specific reserves on impaired loans as further described below.

The decrease in the general reserves was driven by the sale and repayment of loans with higher historical loss factors stemming from those loans having unfavorable credit ratings. This decrease was partially offset by additions to the general reserve from new loan originations that were comprised of loan types with lower historical loss factors and certain qualitative increases to the general reserves related to the slow economic recovery, global economic conditions and changing loan portfolio concentrations. The lower effective reserve percentage was attributable to the loan composition of the portfolio as of September 30, 2012 having more favorable credit loss characteristics based on historical experience than the loan portfolio as of December 31, 2011.

Impaired loans

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

As of September 30, 2012 and December 31, 2011, our non-impaired and impaired loan balances was as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$5,676,913	$5,333,669
General reserves allocated	106,817	127,183
Effective reserve %	1.9%	2.4%
Impaired loans
Unpaid principal balance	$271,206	$425,321
Specific reserves allocated(1)	19,813	26,448
Original legal balance previously charge off(2)	171,077	191,278
Total cumulative charge offs and specific reserves	190,890	217,726
Legal balance	490,859	654,642
Expected total loss of the legal balance (%)	38.9%	33.3%

(1)

The decrease in specific reserves from December 31, 2011 to September 30, 2012 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $7.1 million, ii) reversals of specific reserves for loans impaired as of December 31, 2011 net of related reversals or charge offs of $14.1 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the nine months ended September 30, 2012 of $14.6 million. The specific reserves in place at September 30, 2012 and at December 31, 2011 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.

CapitalSource Bank Segment

Non-performing loans

The outstanding unpaid principal balances of non-performing loans in the CapitalSource Bank loan portfolio as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Non-accrual loans
Commercial	$52,128	$46,777
Real estate	12,129	69,509
Real estate — construction	—	—
Total loans on non-accrual	$64,257	$116,286
Accruing loans contractually past-due 90 days or more
Commercial	$—	$—
Real estate	—	—
Real estate — construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial	$52,128	$46,777
Real estate	12,129	69,509
Real estate — construction	—	—
Total non-performing loans(1)	$64,257	$116,286

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are loans that are not considered non-performing loans, as disclosed in the table above, or loans that have been restructured in a TDR, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. We had four potential problem loans with an unpaid principal balance of $1.1 million as of September 30, 2012, and eleven potential problem loans with an unpaid principal balance of $4.8 million as of December 31, 2011.

Delinquent loans

The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	September 30, 2012	December 31, 2011
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$29,948	$1,910
90+ days delinquent	7,462	17,645
Total delinquent non-accrual loans	$37,410	$19,555
Accruing loans
30-89 days delinquent	$228	$7,974
90+ days delinquent	—	—
Total delinquent accruing loans	$228	$7,974

Allowance for loan and lease losses

The activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Balance as of beginning of period	$101,784	$108,592	$94,650	$124,878
Charge offs:
Commercial	(7,687)	—	(9,786)	(1,177)
Real estate	(874)	(3,965)	(7,091)	(29,885)
Real estate — construction	—	—	—	(11,530)
Total charge offs	(8,561)	(3,965)	(16,877)	(42,592)
Recoveries:
Commercial	188	75	955	160
Real estate	4,751	257	4,962	11,626
Real estate — construction	—	—	—	1,019
Total recoveries	4,939	332	5,917	12,805
Net charge offs	(3,622)	(3,633)	(10,960)	(29,787)
Charge offs upon transfer to held for sale	—	—	—	(43)
Provision for loan losses:
General	2,242	1,605	5,567	(14,081)
Specific	(1,969)	12,120	9,178	37,717
Total provision for loan losses	273	13,725	14,745	23,636
Balance as of end of period	$98,435	$118,684	$98,435	$118,684
Allowance for loan and lease losses ratio	1.89%	2.62%	1.89%	2.62%
Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	0.02%	1.20%	0.39%	0.70%
Net charge offs as a percentage of average loans outstanding (annualized)	0.28%	0.34%	0.29%	0.99%

Our allowance for loan and lease losses increased by $3.7 million to $98.4 million as of September 30, 2012 from $94.7 million as of December 31, 2011. This increase was attributable to a $5.5 million increase in general reserves and a $1.8 million decrease in specific reserves.

The increases in the general reserves was driven by additions to the general reserve from new loan originations and certain qualitative increases to the general reserves related to the slow economic recovery, global economic conditions and changing loan portfolio concentrations that were only partially offset by loans paying off or paying down. The reduction in the effective reserve percentage was attributable to the loan composition of the portfolio as of September 30, 2012 having more favorable credit loss characteristics based on historical experience than the loan portfolio as of December 31, 2011.

Impaired loans

We employ a formal quarterly process to both identify impaired loans and record specific reserves in accordance with the Company policy. For additional information, see Credit Quality and Allowance for Loan and Lease Losses — Consolidated within this section.

As of September 30, 2012 and December 31, 2011, our non-impaired and impaired loan balances was as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$5,174,914	$4,787,389
General reserves allocated	90,156	84,588
Effective reserve %	1.7%	1.8%
Impaired loans
Unpaid principal balance	$85,629	$124,138
Specific reserves allocated(1)	8,279	10,063
Original legal balance previously charge off(2)	34,802	46,959
Total cumulative charge offs and specific reserves	43,081	57,022
Legal balance	128,384	179,100
Expected total loss of the legal balance (%)	33.6%	31.8%

(1)

The decrease in specific reserves from December 31, 2011 to September 30, 2012 stems from the net effect of i) reversals of specific reserves for loans impaired as of December 31, 2011 net of related reversals or charge offs of $7.2 million, and ii) new specific reserves net of related charge offs for loans new to impairment status during the nine months ended September 30, 2012 of $5.4 million. The specific reserves in place at September 30, 2012 and at December 31, 2011 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.

We believe the origination strategy and underwriting practices in place support a loan portfolio with normal, acceptable degrees of credit risk. We acknowledge, however, that some of our lending products have greater credit risk than others. The categories with more credit risk than others are those that have comprised a greater degree of our historical charge offs. For the years ended December 31, 2011 and 2010 commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception comprised 71% and 93%, respectively, of those years’ charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception have a higher degree of credit risk than other lending products in our portfolio. As of September 30, 2012 and December 31, 2011, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception totaled $59.3 million and $202.6 million, respectively, or 1.1% and 4.1% of total loans, respectively.

Troubled Debt Restructurings

During the three and nine months ended September 30, 2012, loans with an aggregate carrying value of $70.4 million and $135.3 million, respectively, as of their respective restructuring dates, were involved in TDRs. During the three and nine months ended September 30, 2011, loans with an aggregate carrying value of $17.7 million and $125.3 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. There were $6.2 million and $1.6 million of specific reserves allocated to loans that were involved in TDRs as of September 30, 2012 and December 31, 2011, respectively.

During 2010, CapitalSource Bank restructured, in TDRs, three commercial real estate loans into new loans using an “A note / B note” structure in which the B note component was fully charged off. The contractual principal balances of these three loans prior to the restructurings totaled $91.6 million. In connection with the restructurings, $8.8 million of debt was forgiven and $4.9 million was collected as principal payments, leaving $59.9 million of A notes and $18.2 million of B notes. In March 2011, one of these A / B note arrangements with an aggregate carrying value of $21.1 million as of December 31, 2010 was repaid in full, including the previously charged off $9.6 million B note. As of December 31, 2011, the aggregate carrying value of the remaining two A notes was $35.7 million and the remaining two B notes had no aggregate carrying value. In January 2012, one of the remaining two A/B note arrangements with an aggregate carrying value of $12.0 million as of December 31, 2011 was repaid in full. The $2.3 million B note of this arrangement was forgiven as part of the TDR restructure. In September 2012, the last remaining A/B note arrangement with an aggregate carrying value of $22.8 million as of June 30, 2012 was repaid in a discounted payoff that resulted on a recovery of $4.7 million.

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

In January 2012, Capital Source Bank restructured, as a TDR, a commercial real estate loan into new loans using an A note / B note / C note structure similar to the A note / B note structure described above. The contractual principal balance of the loan prior to the restructure totaled $61.0 million, of which $11.2 million was previously charged off during the year ended December 31, 2011. The January 2012 restructure resulted in a $47.4 million A note, a $2.4 million B note and a $11.2 million C note, in which the C note represents the amount of the loan previously charged off. During January 2012, the B note was repaid in full. As of September 30, 2012, the carrying value of the A note was $5.1 million and the C note had no carrying value.

Other Commercial Finance Segment

Non-performing loans

The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Non-accrual loans
Commercial	$64,752	$97,874
Real estate	18,262	31,944
Real estate — construction	11,516	24,087
Total loans on non-accrual	$94,530	$153,905
Accruing loans contractually past-due 90 days or more
Commercial	$—	$—
Real estate	—	5,603
Real estate — construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$5,603
Total non-performing loans
Commercial	$64,752	$97,874
Real estate	18,262	37,547
Real estate — construction	11,516	24,087
Total non-performing loans(1)	$94,530	$159,508

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are loans that are not considered non-performing loans, as disclosed in the table above, or loans that have been restructured in a TDR, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. We had no potential problem loans as of September 30, 2012 and December 31, 2011.

Delinquent loans

The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	September 30, 2012	December 31, 2011
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$58	$2,407
90+ days delinquent	38,035	72,548
Total delinquent non-accrual loans	$38,093	$74,955
Accruing loans
30-89 days delinquent	$—	$422
90+ days delinquent	—	5,603
Total delinquent accruing loans	$—	$6,025

Allowance for loan and lease losses

The activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2012 and 2011 was as follows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Balance as of beginning of period	$31,575	$90,546	$58,981	$204,244
Charge offs:
Commercial	(12,356)	(15,715)	(39,198)	(131,435)
Real estate	(1,674)	(4,520)	(3,173)	(16,360)
Real estate — construction	(499)	(3,114)	(9,784)	(16,857)
Total charge offs	(14,529)	(23,349)	(52,155)	(164,652)
Recoveries:
Commercial	2,630	1,123	6,911	4,496
Real estate	21	23	83	67
Real estate — construction	—	—	—	86
Total recoveries	2,651	1,146	6,994	4,649
Net charge offs	(11,878)	(22,203)	(45,161)	(160,003)
Charge offs upon transfer to held for sale	(188)	(68)	(1,447)	(12,387)
Provision for loan and lease losses:
General	(7,984)	(3,961)	(25,934)	(57,150)
Specific	16,670	25,354	41,756	114,964
Total provision for loan and lease losses	8,686	21,393	15,822	57,814
Balance as of end of period	$28,195	$89,668	$28,195	$89,668
Allowance for loan and lease losses ratio	4.15%	6.97%	4.15%	6.97%
Provision for loan and lease losses as a percentage of average loans outstanding (annualized)	4.53%	6.59%	2.36%	6.00%
Net charge offs as a percentage of average loans outstanding (annualized)	6.29%	6.90%	6.96%	13.18%

Our allowance for loan and lease losses decreased by $30.8 million to $28.2 million as of September 30, 2012 from $59.0 million as of December 31, 2011. This decrease was attributable to a $25.9 million decrease in general reserves and a $4.9 million decrease in specific reserves on impaired loans as further described below.

The decrease in general reserves was a result of loan payoffs, sales and foreclosures. Our loans in categories with the greatest historical loss experience continue to pay off or be otherwise resolved.

Impaired loans

We employ a formal quarterly process to both identify impaired loans and record specific reserves in accordance with the Company policy. For additional information, see Credit Quality and Allowance for Loan and Lease Losses — Consolidated within this section.

As of September 30, 2012 and September 30, 2011, our non-impaired and impaired loan balances was as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$501,998	$670,417
General reserves allocated	16,661	42,596
Effective reserve %	3.3%	6.4%
Impaired loans
Unpaid principal balance	$185,578	$301,183
Specific reserves allocated(1)	11,534	16,385
Original legal balance previously charge off(2)	136,276	144,319
Total cumulative charge offs and specific reserves	147,810	160,704
Legal balance	362,514	475,500
Expected total loss of the legal balance (%)	40.8%	33.8%

(1)

The decrease in specific reserves from December 31, 2011 to September 30, 2012 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $7.1 million, ii) new specific reserves net of related charge offs for loans new to impairment status during the nine months ended September 30, 2012 of $9.2 million and iii) reversals of reserves of $7.0 million on existing impaired. The specific reserves in place at September 30, 2012 and at December 31, 2011 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.

In the Other Commercial Finance portfolio, the areas with more credit risk than others are those that have comprised a greater degree of our historical charge offs. For the years ended December 31, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception comprised 22% and 48%, respectively, of those years’ charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception have a higher degree of credit risk than other lending products in our portfolio. As of September 30, 2012 and December 31, 2011, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank’s July 2008 inception totaled $50.5 million and $101.1 million, respectively, or 7.0% and 9.8% of total loans, respectively. Additionally, cash flow based commercial loans originated prior to the Bank’s July 2008 inception are considered to be higher risk based on historical charge offs. For the years ended December 31, 2011 and 2010, cash flow based commercial loans originated prior to the Bank’s July 2008 inception comprised 55% and 40%, respectively, of those years’ charge offs. As of September 30, 2012 and December 31, 2011, cash flow based commercial loans originated prior to the Bank’s July 2008 inception totaled $434.1 million and $588.7 million, respectively, or 59.7% and 56.9% of total loans, respectively.

Troubled Debt Restructurings

During the three and nine months ended September 30, 2012, loans with an aggregate carrying value of $2.4 million and $29.2 million, respectively, as of their respective restructuring dates, were involved in TDRs. During the three and nine months ended September 30, 2011, loans with an aggregate carrying value of $29.4 million and $145.3 million, respectively, as of their respective restructuring dates, were involved in TDRs. Additionally, loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $1.9 million and $5.8 million as of September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012, we had $1.2 billion of unfunded commitments to extend credit to our clients, of which $1.0 billion were commitments of CapitalSource Bank and $186.2 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients’ ability to provide collateral to secure the requested additional fundings, the collateral’s satisfaction of eligibility requirements, our clients’ ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion regarding our future funding obligations, and our borrowers may draw on these unfunded commitments at any time. We forecast adequate liquidity to fund the expected borrower draws under these commitments.

The information contained in this section should be read in conjunction with, and is subject to and qualified by the information set forth in our Risk Factors and the Cautionary Note Regarding Forward Looking Statements in our Form 10-K.

CapitalSource Bank Liquidity

CapitalSource Bank’s liquidity sources and uses are as follows:

Liquidity Sources

•	Deposits;

•	Payments of principal and interest on loans and securities;

•	Cash equivalents;

•	Borrowings from the FHLB SF(1);

•	State and Local Agency Deposits(1);

•	Brokered Certificates of Deposits(1);

•	Capital contributions(1);

•	Borrowings from the Parent Company(1);

•	Borrowings from banks or the FRB(1);
•	Loan sales(1); and

•	Issuance of debt securities.(1)

Liquidity Uses

•	Funding new and existing loans;

•	Purchasing investment securities;

•	Funding net deposit outflows;

•	Operating expenses;

•	Income taxes(2); and

•	Dividends.

(1)	Represents secondary sources of funding.

(2)	Paying income taxes is pursuant to our intercompany tax allocation arrangement.

We intend to maintain sufficient liquidity at CapitalSource Bank to meet depositor demands and fund loan commitments and operations as well as to maintain liquidity ratios required by our regulators. CapitalSource Bank operates in accordance with the remaining conditions imposed and contractual agreements entered in connection with regulatory approvals obtained upon its formation, including requirements that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15% and capital levels required for a bank to be “well-capitalized” under relevant banking regulations. CapitalSource Bank has a policy to maintain 7.5% of CapitalSource Bank’s assets in unencumbered cash, cash equivalents and investment securities, available-for-sale. In accordance with regulatory guidance, we have identified, modeled and planned for the liquidity impact of various hypothetical events and scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, and a material increase in loan funding obligations. We anticipate that CapitalSource Bank would be able to maintain sufficient liquidity and ratios in excess of its required minimums in these events and scenarios. CapitalSource Bank has a contingency funding plan which contains the steps the Company would take to mitigate a liquidity crisis.

CapitalSource Bank’s primary source of liquidity is deposits, most of which are in the form of certificates of deposit. As of September 30, 2012, deposits at CapitalSource Bank were $5.5 billion. We utilize various product, pricing and promotional strategies in our deposit business, so that we are able to obtain and maintain sufficient deposits to meet our liquidity needs. For additional information, see Note 9, Deposits, in our audited consolidated financial statements for the year ended December 31, 2011, in our Form 10-K.

CapitalSource Bank supplements its liquidity with borrowings from the FHLB SF. As of September 30, 2012, CapitalSource Bank

had financing availability with the FHLB SF equal to 35% of CapitalSource Bank’s total assets. The maximum financing available under this formula was $2.6 billion and $2.3 billion as of September 30, 2012 and December 31, 2011, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of September 30, 2012, securities collateral with an estimated fair value of $222.7 million and loans with an unpaid principal balance of $738.7 million were pledged to the FHLB SF. Securities and loans pledged to the FHLB SF are subject to an advance rate in determining borrowing capacity.

As of September 30, 2012 and December 31, 2011, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Borrowing capacity	$808,163	$838,531
Less: outstanding principal	(600,000)	(550,000)
Less: outstanding letters of credit	(300)	(600)
Unused borrowing capacity	$207,863	$287,931

CapitalSource Bank participates in the primary credit program of the FRB of San Francisco’s discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of September 30, 2012, collateral with an estimated fair value of $88.7 million had been pledged under this program, and there were no borrowings outstanding under this program.

CapitalSource Bank also maintains a portfolio of available-for-sale investment securities. As of September 30, 2012, CapitalSource Bank had $459.4 million of unrestricted cash and cash equivalents and $840.5 million of unrestricted investment securities, available-for-sale. The available-for-sale investment portfolio comprises primarily highly liquid securities that can be sold and converted to cash if additional liquidity needs arise.

Parent Company Liquidity

The Parent Company’s liquidity sources and uses are as follows:

Liquidity Sources

•	Cash and cash equivalents;

•	Income tax payments from CapitalSource Bank(1);

•	Payments of principal and interest on loans and securities;

•	Asset sales;

•	Dividends from CapitalSource Bank(2);

•	Bank borrowings(3); and

•	Issuance of debt and equity securities(3).

Liquidity Uses

•	Interest and principal payments on existing debt;

•	Tax payments;

•	Operating expenses;

•	Share repurchases(4);

•	Debt repurchases;

•	Dividends; and

•	Funding unfunded commitments.

(1)	Pursuant to our intercompany tax allocation arrangement.

(2)	As permitted by banking regulations and guidelines.

(3)	Represents secondary sources of funding.

(4)	Pursuant to our Stock Repurchase Program.

Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank’s total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of September 30, 2012, there were no amounts outstanding under this facility.

As the Parent Company assets are repaid, the Company intends to return a substantial portion of our excess capital to shareholders through a combination of share repurchases and dividends. Since the Company began repurchasing shares in December 2010 through September 2012, we have repurchased approximately 112.8 million shares, or 34.9% of the shares outstanding since December 2010. Consistent with the objective of prudently returning excess capital to shareholders, on October 26, 2012, the Company’s Board of Directors approved a new share repurchase program with authority to purchase up to $250.0 million of outstanding shares through the end of 2013.

While share buybacks have been the primary means of returning excess capital to shareholders to date, we are also considering additional mechanisms to return excess capital in the near term. In this regard, our Board has been actively considering (i) modifying our dividend policy to pay a regular quarterly dividend more commensurate with our banking industry peers and (ii) possibly paying one or more special dividends, if appropriate in light of buyback and regular dividend levels. Our Board intends to further consider these alternatives in the near term, and it is possible that the board could determine to take further action in 2012. However, our Board has not yet made a decision on these specific actions, and we cannot assure you that any such action(s) will be taken. Any such determinations will be subject to market conditions and other developments, the level of available cash, and other factors.

Any share repurchases will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under this program were retired upon settlement.

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

We evaluate all SPEs with which we are affiliated to determine whether such entities must be consolidated for financial statement purposes. If we determine that such entities represent variable interest entities, we consolidate these entities if we also determine that we are the primary beneficiary of the entity. For special purpose entities for which we determine we are not the primary beneficiary, we account for our economic interests in these entities in accordance with the nature of our investments. The assets and related liabilities of all special purpose entities that we use to issue our term debt are recognized in our accompanying audited consolidated balance sheets as of September 30, 2012 and December 31, 2011.

Commitments, Guarantees & Contingencies

As of September 30, 2012 and December 31, 2011, we had unfunded commitments to extend credit to our clients of $1.2 billion and $1.4 billion, respectively. Additional information on these contingencies is included in Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2011, included in our Form 10-K, and Liquidity and Capital Resources herein.

We have non-cancelable operating leases for office space and office equipment, which expire over the next twelve years and contain provisions for certain annual rental escalations. For additional information, see Note 19, Commitments and Contingencies, in our audited consolidated financial statements for the year ended December 31, 2011, in our Form 10-K.

We provide standby letters of credit in conjunction with several of our lending arrangements. As of September 30, 2012 and December 31, 2011, we had issued $58.0 million and $79.4 million, respectively, in letters of credit which expire at various dates over the next 5 years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower’s financial obligation and would seek repayment of that financial obligation from the borrower. We also provide standby letters of credit under certain of our property leases.

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

During the years ended December 31, 2010 and 2009, we sold all of our remaining direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights, however, no such notification has been received to date. As of September 30, 2012, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

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

Credit risk is the risk of loss arising from adverse changes in a client’s or counterparty’s ability to meet its financial obligations under agreed-upon terms. Credit risk exists primarily in our loan, lease and derivative portfolios and the portion of our investment portfolio comprised of non-agency MBS, non-agency ABS, Collateralized Loan Obligations and CMBS. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the client, the contractual terms of the agreement and the availability and quality of collateral. We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding with an individual counterparty, by obtaining collateral based on the nature of the lending arrangement and management’s assessment of the client, and by applying uniform credit standards maintained for all activities with credit risk.

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

Concentrations of Credit Risk

In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of September 30, 2012, the largest borrower industry concentrations in our outstanding loan balance were real estate, rental and leasing; health care and social assistance; and information processing which represented approximately 20.9%, 18.9 % and 9.5% of the outstanding loan portfolio, respectively.

Apart from the borrower industry concentrations, loans secured by real estate represented approximately 40% of our outstanding loan portfolio as of September 30, 2012. Within this area, the largest property type concentration was the multifamily category, comprising approximately 31% and the largest geographical concentration was in California, comprising approximately 25% of this loan portfolio.

Selected information pertaining to our largest credit relationships as of September 30, 2012 was as follows:

Loan Balance	% of Total Portfolio	Loan Type	Industry	Amount of Loan(s) at Origination	Loan Commitment	Performing	Specific Reserves	Underlying Collateral(1)	Date of Last Collateral Appraisal	Amount of Last Appraisal
($ in thousands)
$177,070	2.9%	Commercial	Timeshare	$173,663	$209,627	Yes	$—	Timeshare receivables	N/A	N/A	(2)

88,824	1.5	Real Estate	Resort Vacation Club	93,972	96,995	Yes	—	Portfolio of vacation properties	Various ranging from May 2012 to September 2012	461,030	(3)

85,199	1.4	Commercial	Security Systems Services	31,496	99,200	Yes	—	Security alarm contracts	N/A	N/A	(4)
$351,093	5.8%			$299,131	$405,822		$—

(1)	Represents the primary collateral securing the loan. In certain cases, there may be additional types of collateral.

(2)

The collateral that secures our loan balance of $177.1 million as of September 30, 2012 primarily consists of timeshare receivables and timeshare real estate that had a total value of $276.1 million as of September 30, 2012. Total senior debt, including our loan balance, secured by the collateral was $233.0 million as of September 30, 2012. $39.9 million of our loan balance of $177.1 million is classified as held for sale at September 30, 2012.

(3)	Total senior debt, including our loan balance, was $240.3 million as of September 30, 2012.

(4)	Total senior debt, including our loan balance, was $214.8 million as of September 30, 2012.

Non-performing loans include all loans on non-accrual status and accruing loans which are contractually past due 90 days or more as to principal or interest payments. There were 106 credit relationships in the non-performing portfolio as of September 30, 2012, and our largest non-performing credit relationship totaled $29.6 million and comprised 18.7% of our total non-performing loans.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from all counterparties based on terms stipulated in the collateral support annex. We also monitor all exposure and collateral requirements daily on a per counterparty basis. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their derivative positions “net.” As of December 31, 2011, the gross positive fair value of our derivative financial instruments was $59.1 million. Our master netting agreements reduced the exposure to this gross positive fair value by $40.3 million as of December 31, 2011. We held $18.8 million of collateral against derivative financial instruments as of December 31, 2011. We held no derivative instruments that were in an asset position as of September 30, 2012. For derivatives that were in a liability position, we had posted collateral of $1.5 million as of September 30, 2012.

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

The Company measures interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of parallel increases in interest rates over a twelve-month horizon.

The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied to the combined portfolios of our segments as of September 30, 2012, were as follows ($ in thousands):

Rate Change (Basis Points)
+ 200	$17,319
+ 100	2,588
- 100	414
- 200	(59)

The analysis above incorporates the Company’s assumptions for the market yield curve, pricing sensitivities on loans and deposits, reinvestment of asset and liability cash flows, and prepayments on loans and securities. The simulation analysis includes management’s projection for loan originations, investment and funding strategies. The new loans, investment securities, borrowings and deposits are assumed to have interest rates that reflect our forecast of prevailing market terms. We also assumed that LIBOR and prime rates do not fall below 0% for loans and borrowings. Parent Company loans, investment securities and borrowings are assumed to convert to cash as they run off. Actual results may differ from forecasted results due to changes in market conditions as well as changes in management strategies.

As of September 30, 2012, approximately 57% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest. Of the loans with interest rate floors and accruing interest, approximately 96% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of September 30, 2012 were as follows:

	Amount Outstanding	Percentage of Total Portfolio
	($ in thousands)
Loans with contractual interest rates:
Below the interest rate floor	$3,412,368	57%
Exceeding the interest rate floor	72,597	1
At the interest rate floor	86,695	1
Loans with interest rate floors on non-accrual	61,217	1
Loans with no interest rate floor	2,400,124	40
Total	$6,033,001	100%

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

There have been no significant changes during the nine months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section of this Form 10-Q and our Form 10-K. In addition, for additional information on our derivatives, see Note 14, Derivative Instruments, in our consolidated financial statements for the three and nine months ended September 30, 2012, and Note 22, Credit Risk, in our audited consolidated financial statements for the year ended December 31, 2011 included in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. There have been no changes in our internal control over financial reporting during the three and nine months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2012 was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans(2)
July 1 – July 31, 2012	34,980	$6.51	—
August 1 – August 31, 2012	448,494	6.98	300,000
September 1 – September 30, 2012	5,859,319	7.27	5,740,200
Total	6,342,793	7.24	6,040,200	$337,450,595

(1)

Includes the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)

In December 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock over a period of up to two years, and through December 31, 2012, our Board of Directors authorized the repurchase of an additional $635.0 million of our common stock during such period. In November 2012, a new strategy to repurchase up to $250.0 million of our common stock through December 31, 2013 was authorized (in aggregate, the “Stock Repurchase Program”). In September, we repurchased 9.9 million shares of our common stock under the Stock Repurchase Program at an average price of $7.35 per share for a total purchase price of $72.8 million. Of these purchases, purchases of 4,165,100 shares at an average price of $7.47 per share were settled in October 2012 which, for accounting purposes, were recorded in September 2012. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

ITEM 5. OTHER INFORMATION

On October 30, 2012, CapitalSource Bank filed its Consolidated Reports of Condition and Income for A Bank With Domestic Offices Only — FFIEC 041, for the quarter ended September 30, 2012 (the “Call Report”) with the Federal Deposit Insurance Corporation (“FDIC”).

ITEM 6. EXHIBITS

(a)	Exhibits

The Index to Exhibits attached hereto is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOURCE INC.

Date: November 6, 2012	/s/ JAMES J. PIECZYNSKI
James J. Pieczynski
Director and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2012	/s/ JOHN A. BOGLER
John A. Bogler
Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2012	/s/ MICHAEL A. SMITH
Michael A. Smith
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No	Description
3.1	Second Amended and Restated Certificate of Incorporation (composite version; reflects all amendments through May 1, 2008) (incorporated by reference to exhibit 3.1 to the Form 10-Q filed by CapitalSource on May 12, 2008).
3.2	Amended and Restated Bylaws (composite version; reflects all amendments through February 16, 2011) (incorporated by reference to exhibit 3.1 to the Form 8-K filed by CapitalSource on February 18, 2011).
10.1	Sublease of Office Lease Agreement dated as of July 17, 2012, by and between CapitalSource Finance LLC and DANAC, LLC.†
12.1	Ratio of Earnings to Fixed Charges.†
31.1	Rule 13a — 14(a) Certification of Chief Executive Officer.†
31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.†
32	Section 1350 certifications.†
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Label Linkbase Document†
101.PRE	XBRL Taxonomy Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Definition Document†

†	Filed herewith.

