Form 10-K
period 2012-12-31
CAPITALSOURCE INC
filed 2013-02-25
CIK 1241199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Commission File No. 1-31753
CapitalSource Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2206895
(State of Incorporation)	(I.R.S. Employer Identification No.)
633 West 5th Street, 33rd Floor
Los Angeles, CA 90071
(Address of Principal Executive Offices, Including Zip Code)
(213) 443-7700
(Registrant's Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes     ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes     ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer		☐ Accelerated filer

☐ Non-accelerated filer	(Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
The aggregate market value of the Registrant's Common Stock, par value $0.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2012 was $1,466,123,534.
As of February 20, 2013, the number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding was 207,857,695.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of CapitalSource Inc.'s Proxy Statement for the 2013 annual meeting of shareholders, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including the footnotes to our audited consolidated financial statements included herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding Parent Company asset run off, including accelerated disposition of Parent Company assets, CapitalSource Bank growth, return of capital to shareholders, including the timing, form and magnitude of any return of capital, Parent Company and Bank liquidity, expectations about our deferred tax asset, our expectations regarding converting CapitalSource Bank's charter to a commercial charter, funding of unfunded loan commitments, the timing of our bank holding company filing and approval, loan repayments, comprehensive income, and interest rate risk management, all which are subject to numerous assumptions, risks, and uncertainties. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words 'anticipate,' 'assume,' 'intend,' 'believe,' 'expect,' 'estimate,' 'forecast,' 'plan,' 'position,' 'project,' 'will,' 'should,' 'would,' 'seek,' 'continue,' 'outlook,' 'look forward,' and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding preliminary and future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including without limitation: deteriorations or disruptions in credit and other markets; borrowers' lack of financial strength to repay loans; the Parent Company's decision to make new loans or extend existing loans, changes in economic or competitive market conditions could negatively impact investment or lending opportunities or product pricing and services; reduced demand for our services; our inability to grow deposits and access wholesale funding sources; regulatory safety and soundness considerations could increase capital requirements; loan repayments higher than expected; the success and timing of other business strategies and asset sales; declines in asset values; lower than expected Parent Company's recurring tax basis income; lower than expected taxable income at CapitalSource Bank for which CapitalSource Bank has to reimburse the Parent Company for income tax expenses in accordance with the tax sharing agreement; the need to retain capital for strategic or regulatory reasons including the implementation of Basel III standards; drawdown of Parent Company unfunded commitments substantially in excess of historical drawings; higher than anticipated capital needs due to strategic or regulatory reasons; continued or worsening credit losses, charge-offs, reserves and delinquencies; competitive and other market pressures on product pricing and services; higher than anticipated loan losses; higher than anticipated loan growth or credit deterioration; compression of spreads; higher than anticipated increases in operating expenses; significant decline in market interest rate spreads; increased costs to manage and sell foreclosed assets; we may not receive the regulatory approvals needed to become a bank holding company within our expected timeframe or at all and alternative approaches to charter conversion may be unavailable or may not succeed; we may experience regulatory delay; unanticipated regulatory restrictions on our ability to return capital could cause us to reassess the timing of our application; changes in tax laws or regulations affecting our business; our inability to generate sufficient earnings; tax planning or disallowance of tax benefits by tax authorities; changes in FASB guidance affecting the presentation of comprehensive and non-comprehensive income; changes in the forward yield curve; increases or decreases in market interest rates; changes in the relationship between yields on investments and loans repaid and yields on assets reinvested; and other factors described in this Form 10-K and documents subsequently filed by CapitalSource with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this Form 10-K are based on information available at the time of the release.
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
Overview
CapitalSource Inc., a Delaware corporation, is a commercial lender that provides financial products to small and middle market businesses nationwide and provides depository products and services to consumers in southern and central California, primarily through our wholly owned subsidiary, CapitalSource Bank. References to we, us, the Company or CapitalSource refer to CapitalSource Inc. together with its subsidiaries. References to CapitalSource Bank include its subsidiaries, and references to the Parent Company refer to CapitalSource Inc. and its subsidiaries other than CapitalSource Bank.
As of December 31, 2012, we had total assets of $8.5 billion, total loans of $6.2 billion, total deposits of $5.6 billion and stockholders' equity of $1.6 billion.
Our corporate headquarters is located in Los Angeles, California, and we have 21 retail bank branches located in southern and central California. Our loan origination efforts are conducted nationwide with key offices located in Chevy Chase, Maryland, Los Angeles, Denver, Chicago, Boston, New York and Atlanta. We also maintain a number of smaller lending offices throughout the country.
Our Strategic Objectives
In July 2008, the Company diversified its funding sources by first receiving a California Industrial Bank charter from the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”) and launching CapitalSource Bank as a de novo bank. Since then, we have focused on the growth and operations of CapitalSource Bank which funds all new loan originations. We are simultaneously liquidating Parent Company assets, reducing Parent Company debt, returning capital to shareholders and simplifying our consolidated operations.
We are pursuing our strategy of converting CapitalSource Bank to a commercial bank. Our current strategy for achieving this goal involves the Parent Company becoming a bank holding company under the Bank Holding Company Act of 1956. Subject to ongoing discussions with regulatory authorities, we expect to file an application to convert the existing industrial bank charter of CapitalSource Bank to a commercial charter and to file an application for the Parent Company to become a bank holding company. This process is moving forward and we continue to expect it can be concluded during 2013. There is no assurance that any of the regulatory authorities will approve our applications.
Our broader business strategy focuses on developing and growing our banking operations. We offer a broad range of specialized senior secured, commercial loan products to small and middle-market businesses, and we offer our loan products on a nationwide basis. Since the formation of the Bank, we have launched or acquired five lending platforms: equipment finance, small business, professional practice, multifamily lending, and insurance premium finance lending.
In 2012, CapitalSource Bank's loan portfolio grew by approximately $909 million or 19%, while the loan portfolio of the Parent Company decreased by $445 million or 46%; resulting in net annual loan growth of $464 million. The credit profile improved as non-performing assets as of December 31, 2012 were $130.4 million, or 1.52% of total assets, a decrease of $181.0 million from a year ago. The allowance for loan losses as of December 31, 2012 was $117.3 million or 1.91% of loans compared to $153.6 million or 2.70% of loans a year ago.
In addition to growing assets and increasing profitability at CapitalSource Bank, our current strategy is to dispose of our remaining Parent Company assets over time. We intend to regularly assess alternatives for implementing our strategy and may consider accelerated disposition of Parent Company assets and alternative uses of Parent Company capital, including contributions to CapitalSource Bank, if attractive opportunities become available. As the Parent Company assets are repaid or sold, the Company intends to continue to return a substantial portion of our excess capital to shareholders through a combination of share repurchases and dividends. The Company began repurchasing shares in December 2010 and through December 2012, we have repurchased approximately 120.9 million shares, or 35% of the shares outstanding since December 2010. Consistent with the objective of returning excess capital to shareholders, during the fourth quarter of 2012, the Company's Board of Directors approved a new share repurchase program with authority to purchase up to $250.0 million of outstanding shares through the end of 2013. While share repurchases have been the primary means of returning excess capital to shareholders, in December, we declared and paid a special dividend of $0.50 per share or $104.4 million in the aggregate.
During 2012, we repurchased and fully extinguished the 7.25% Convertible Debentures due 2037 (originally issued in July 2007). The remaining Parent Company debt consists of non-recourse securitization debt and low cost, variable rate Trust Preferred Securities with maturity dates beginning in 2035. The non-recourse securitization debt and Trust Preferred Securities had outstanding balances of $177.2 million and $410.7 million, respectively, as of December 31, 2012.
For the years ended December 31, 2012, 2011 and 2010, we operated as two reportable segments: CapitalSource Bank and Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. For additional information, see Note 21, Segment Data, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.
Loan Products and Service Offerings
Senior Secured Loans
We make senior secured real estate and asset-based loans which have a first priority lien in the collateral securing the loan. We also make cash flow loans which are secured by the enterprise value of the borrowing entity. Asset-based loans are collateralized by specified assets of the client, generally its accounts/notes receivable, inventory and/or machinery. Real estate loans are secured by senior mortgages on real property. We make cash flow loans based on our assessment of a client's ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. Our cash flow loans are generally secured by a security interest in all or substantially all of a client's assets.
Our lending activities are primarily focused on the following sectors:

•	Healthcare: real estate, asset-based and cash flow loans to healthcare providers;

•	Lender finance: loans to commercial finance companies with underlying portfolios of tax liens, loans secured by timeshare receivables, auto receivables, student loans and other consumer receivables;

•	Multi-family real estate: mortgage loans on multifamily properties;

•	Commercial real estate: mortgage loans on a variety of commercial property types;

•	Equipment leasing and finance: equipment loans and leases collateralized by the specific equipment financed;

•
Technology: loans to technology companies that provide critical product or service offerings, including wireless communication tower owner/operators, information technology hosting providers and managed service providers;

•	Security: asset-based and cash flow loans to companies in the physical security, government security, and public safety sectors;

•	Small business: loans guaranteed in part by the Small Business Administration (“SBA”) to small businesses;

•	Professional practices: business loans primarily to dentists, physicians, pharmacists and optometrists; and

•	Premium finance: traditional life insurance premium finance loans secured by the cash surrender value of life insurance policies and other liquid assets.
Depository Products and Services
Through CapitalSource Bank's 21 branches in southern and central California and our website, we provide savings and money market accounts, individual retirement accounts and certificates of deposit. These products are insured up to the maximum amounts permitted by the FDIC. As an industrial bank, we are not permitted to offer demand deposit accounts.
Financing
We depend on deposits and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt and equity. As a member of the Federal Home Loan Bank of San Francisco (“FHLB SF”), one of 12 regional banks in the Federal Home Loan Bank (“FHLB”) system, CapitalSource Bank had financing availability with the FHLB SF as of December 31, 2012 equal to 35% of CapitalSource Bank's total assets, subject to pledging adequate collateral.
We issued term debt securitizations in which we contributed commercial loans to separate Issuers. The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by the underlying assets of the Issuers, primarily comprised of contributed loans.
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
Competition
We offer a number of loan and deposit products with many of the loan product offerings focused on niche sectors, such as timeshare lending, security lending, technology and healthcare lending, among others. Our loan products are generally marketed nationwide while our depository activities occur only in California. The primary competition for each of our loan products varies by product type. Our markets are competitive and characterized by varying competitive factors. We compete with a large number of financial services companies, including:

•	commercial banks and thrifts that operate locally, regionally or nationally;

•	specialty and commercial finance companies;

•	private investment funds;

•	insurance companies; and

•	investment banks.
Competition is based on a number of factors, including: interest rates charged on loans and paid on deposits, the scope and type of banking and financial services offered, customer service and convenience, and regulatory constraints. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of our competitors have substantial market positions and have access to a lower cost of capital or a less expensive source of funds. We believe we compete based on:

•
in-depth knowledge of our clients' industries and their business needs based upon information received from our clients' key decision-makers, analysis by our experienced professionals and interaction between our clients' decision-makers and our experienced professionals;

•	our breadth of loan product offerings and flexible and creative approach to structuring products that meet our clients' business and timing needs; and

•	our superior client service.
Supervision and Regulation
Our bank operations are subject to regulation by federal and state regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions. CapitalSource Bank is a California industrial bank and is subject to supervision and regular examination by the FDIC and the DFI. CapitalSource Bank's deposits are insured by the FDIC up to the maximum amounts permitted by law.
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
While CapitalSource Bank completed its initial three-year de novo period in July 2011, certain conditions contained in the FDIC Order remain in place pursuant to the continued existence of the Parent Company Agreement and the Capital Maintenance and Liquidity Agreement (the “CMLA”) until such time as we apply for and are granted relief by the FDIC from the requirements of these agreements. Per the CLMA, the Parent Company has provided, and is required to continue to provide, a $150.0 million unsecured revolving credit facility that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. This revolving credit facility has been in place since the formation of CapitalSource Bank and has not been drawn upon. Other remaining conditions are the requirement that CapitalSource Bank maintain a total risk-based capital ratio of not less than 15% and also maintain all other capital ratios of well-capitalized banks, to be supported by the Parent Company. CapitalSource Bank remains subject to bank safety and soundness requirements as well as to various regulatory capital requirements established by federal and state regulatory agencies, including any new conditions that our regulators may determine. Pursuant to the Parent Company Agreement, the Parent Company has consented to an examination of itself by the FDIC for purposes of monitoring compliance with the laws and regulations applicable to CapitalSource Bank and its affiliates.

In 2011, CapitalSource Bank filed a revised business plan pursuant to guidance issued by the FDIC for de novo institutions, with the plan covering the time period from July 1, 2011 through December 31, 2015. During this time period, CapitalSource Bank is subject to increased supervision that would otherwise not be applicable to a bank that has been in existence longer than three years, including enhanced FDIC supervision for compliance examinations and Community Reinvestment Act evaluations.
The FDIC and DFI conduct periodic examinations to evaluate CapitalSource Bank's safety and soundness and compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the regulators or Congress, could have a material adverse impact on our operations.
In addition, the investment, lending and branching authority of CapitalSource Bank is prescribed by state and federal laws, and CapitalSource Bank is prohibited from engaging in any activities not permitted by these laws.
California law provides limits on loans to one borrower. In general, a California bank may not make unsecured loans or extensions of credit to a single or related group of borrowers in excess of 15% of the sum of its shareholders' equity, allowance for loan losses, capital notes and debentures. An additional amount may be lent, equal to 10% of such sum of shareholders' equity and other amounts, if secured by specified readily marketable collateral. As of December 31, 2012, this limit on loans to one borrower was $180.0 million if unsecured and $300.0 million if secured by readily marketable collateral.
The FDIC and DFI, as well as the other federal banking agencies, have adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards may be subject to potential enforcement actions by the federal or state banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance for deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, or the issuance of removal and prohibition orders against institution-affiliated parties.
The international Basel Committee on Banking Supervision published the final text of Basel III on December 16, 2010, which introduced new minimum capital requirements, two liquidity ratios, a charge for credit value adjustment and a leverage ratio, among other things. The Basel III changes and regulatory initiatives in the United States in the wake of the financial crisis, including provisions of the Dodd-Frank Act, are expected to result in higher regulatory capital standards and expectations for banking organizations. The time period and scope of U.S. implementation of Basel III and other regulatory capital initiatives remain uncertain. We will continue to monitor developments relating to Basel III adoption in the U.S. and its potential impact on our operations.
Federal Home Loan Bank System
CapitalSource Bank is a member of the FHLB San Francisco ("FHLB SF"). Among other benefits, each FHLB serves its members within its assigned region and makes available loans to its members. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. As a member, CapitalSource Bank is required to purchase and maintain stock in the FHLB SF. As of December 31, 2012, CapitalSource Bank owned $28.2 million in par value of FHLB SF stock, which was in compliance with this requirement.
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), an initiative directed at the financial services industry, represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies, including the SEC, to undertake assessments and rulemaking. A number of the provisions in the Dodd-Frank Act are aimed at financial institutions that are larger than the Parent Company or CapitalSource Bank. Nonetheless, there are provisions with which we will have to comply both as a public company and a financial institution.
The Dodd-Frank Act also established requirements for financial institutions with consolidated assets in excess of $1 billion to establish risk-based incentive compensation programs. We have been monitoring the rulemaking process and reviewing current incentive compensation programs for compliance with and in preparation for future implementation of joint agency rules. Based on our understanding, the Dodd-Frank Act will bring the United States closer to convergence with the international capital standards outlined in Basel III. Basel III requirements will likely apply to all banks, including CapitalSource Bank.
Insurance of Accounts and Regulation by the FDIC
CapitalSource Bank's deposits are insured up to the maximum amounts permitted by the FDIC, currently $250,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by

FDIC-insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against insured institutions.
On October 7, 2008, the FDIC established a Restoration Plan to return the Depositors Insurance Fund ("DIF) to its statutorily mandated minimum reserve ratio of 1.15% within five years. In 2009, the Restoration Plan was amended to extend the restoration period to seven years and Congress subsequently amended the statute to allow the FDIC up to eight years to return the DIF reserve ratio to 1.15%, absent extraordinary circumstances. To meet this reserve ratio by the end of 2016, the FDIC amended its Restoration Plan and adopted a uniform 3 basis point increase in the initial assessment rates effective January 1, 2011.
The Dodd-Frank Act establishes a minimum designated reserve ratio (“DRR”) of 1.35% of estimated insured deposits, provides discretion to the FDIC to develop a new assessment base, mandates the FDIC adopt a restoration plan should the fund balance fall below 1.35%, and authorizes payment of dividends to the industry should the fund balance exceed 1.50%. The Dodd-Frank Act requires the DRR to be achieved by September 30, 2020. On February 7, 2011, the FDIC adopted a final rule that revised the assessment base and assessment rate schedule effective April 1, 2011, and, in lieu of dividends, provides for reduced assessment rates once the DRR exceeds 2.00% and again at 2.50%. Assessments generally will be calculated using an insured depository institution's average assets minus average tangible equity. The initial assessment rates range between 5 basis points for a low risk institution to 35 basis points for a high risk institution, with further rate adjustments for the level of unsecured debt and brokered deposits held by an institution.
A significant increase in FDIC assessment rates would have an adverse effect on the operating expenses and results of operations of CapitalSource Bank. We cannot predict what assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Prompt Corrective Action
The FDIC is required to take certain supervisory actions against undercapitalized banks, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution is considered to be “undercapitalized” if it has a core capital ratio of less than 4.0% (3.0% or less for institutions with the highest examination rating), a ratio of total capital to risk-weighted assets of less than 8.0%, or a ratio of Tier 1 capital to risk-weighted assets of less than 4.0%. An institution that has a core capital ratio that is less than 3.0%, a total risk-based capital ratio less than 6.0%, and a Tier 1 risk-based capital ratio of less than 3.0% is considered to be “significantly undercapitalized” and an institution that has a tangible capital ratio equal to or less than 2.0% of total assets is deemed to be “critically undercapitalized.” Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.” Regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Inadequate capital is also a basis for action, ultimately including receivership, by the FDIC.
The risk-based capital standard requires banks to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively, to be considered “adequately capitalized.” In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are assigned by a risk-weight factor of 0% to 100%, per regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.
To remain in compliance with the conditions imposed by the FDIC, CapitalSource Bank is required to maintain a total risk-based capital ratio of not less than 15% and must at all times be “well-capitalized,” which additionally requires CapitalSource Bank to have minimum Tier 1 risk-based capital ratio of 6% and Tier 1 leverage ratio of 5%. As of December 31, 2012, CapitalSource Bank had Tier 1 leverage, Tier 1 risked-based capital and total risk based capital ratios of 13.06%, 15.24%, and 16.50%, respectively, each in excess of the minimum percentage requirements for “well-capitalized” institutions. For additional information, see Note 15, Bank Regulatory Capital, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.

Limitations on Capital Distributions
The authority of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. The Federal Deposit Insurance Corporation Improvement Act prohibits a bank from making capital distributions, including dividends, if, after such transaction, the bank would be undercapitalized.
In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank and the bank's net income for its last three fiscal years (less any distributions to shareholders during this period). If a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with appropriate regulatory approval in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year and the bank's net income for its current fiscal year.
The FDIC also have the authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.
Transactions with Affiliates
CapitalSource Bank's authority to engage in transactions with “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution, and includes the Parent Company as it relates to CapitalSource Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, specified types of transactions are restricted to an aggregate percentage of the institution's capital stock and surplus as defined by the regulators. Collateral in specified amounts must be provided by affiliates to receive extensions of credit from an institution. Federally insured banks are subject, with certain exceptions, to restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these institutions are prohibited from engaging in specified tying arrangements in connection with any extension of credit or the providing of any property or service.
Community Reinvestment Act
Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the FDIC, in connection with the examination of CapitalSource Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment or closure of a branch, by CapitalSource Bank. The FDIC may use an unsatisfactory rating as the basis for the denial of an application. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, CapitalSource Bank may be required to devote additional funds for investment and lending in its local community, which comprises southern and central California. CapitalSource Bank received a rating of "Outstanding" from the FDIC on its most recent Community Reinvestment Act evaluation.
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
Privacy Standards
The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. CapitalSource Bank is subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require CapitalSource Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information” to consumers at the time of establishing the customer relationship and annually thereafter. The State of California's Financial Information Privacy Act provides greater protection for consumer's rights under California Law to restrict affiliate data sharing.
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
Regulation of Other Activities
Some other aspects of our operations are subject to supervision and regulation by governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate credit and lending activities, including establishing licensing requirements in some jurisdictions;

•	establish the maximum interest rates, finance charges and other fees we may charge our clients;

•	govern secured transactions;

•	require specified information disclosures to our clients;

•	set collection, foreclosure, repossession and claims handling procedures and other trade practices;

•	regulate our clients' insurance coverage;

•	prohibit discrimination in the extension of credit and administration of our loans; and

•	regulate the use and reporting of certain client information.

In addition, many of our healthcare clients receive significant funding from governmental sources and are subject to licensure, certification and other regulation and oversight under the applicable Medicare and Medicaid programs. These regulations and governmental oversight, both on federal and state levels, indirectly affect our business in several ways as discussed below.

•
Failure to comply with the applicable laws and regulation by our clients could result in loss of accreditation, denial of reimbursement, imposition of fines or corporate integrity agreements, suspension or decertification from federal and state health care programs, loss of license and closure of the facility.

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

•
Hospitals, nursing facilities and other providers of healthcare services are not always assured of receiving adequate Medicare and Medicaid reimbursements to cover the actual costs of operating the facilities and providing care to patients. In addition, modifications to reimbursement payment mechanisms, statutory and regulatory changes, retroactive rate adjustments, administrative rulings, policy interpretations, payment delays, and government funding restrictions could result in payment delays or alterations in reimbursements affecting providers' cash flows with possible material adverse effect on a facility's liquidity.

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

•
The impacts of Congressional healthcare reform, federal fiscal cliff impacts and related budget deficit initiatives as well as individual state budgetary shortfalls may initiate significant reforms and alterations to the United States healthcare system, including potential material changes to the delivery of healthcare services including anticipated shifts to a higher utilization of managed care coverage, and the level of reimbursements paid to providers and the mechanisms for such payments by the government and other third party payors.

•
For our clients to remain eligible to receive reimbursements under the Medicare and Medicaid programs, the clients must comply with a number of conditions of participation and other regulations imposed by these programs, and are subject to periodic federal and state surveys to ensure compliance with various clinical, life safety and operational covenants. A client's failure to comply with these covenants and regulations may cause the client to incur penalties and fines and other sanctions, or lose its eligibility to continue to receive reimbursements under the programs, which could result in the client's inability to make scheduled payments to us.

Employees
As of December 31, 2012, we employed 543 people. We believe that our relations with our employees are good.

Executive Officers
Our executive officers and their ages and positions are as follows:

Name	Age	Position
James J. Pieczynski	50	Chief Executive Officer
Douglas H. (Tad) Lowrey	60	Chief Executive Officer - CapitalSource Bank
Laird M. Boulden	55	President
John A. Bogler	47	Chief Financial Officer
Mike A. Smith	46	Senior Vice President and Chief Accounting Officer
Bryan M. Corsini	51	Executive Vice President and Chief Administrative Officer - CapitalSource Bank
Christopher A. Scardelletti	43	Executive Vice President and Chief Credit Officer - CapitalSource Bank
_________________________
Biographies for our executive officers are as follows:
James J. Pieczynski, 50, has served as a director since January 2010 and as Chief Executive Officer since January 2012. Mr. Pieczynski has also served as President of CapitalSource Bank since January 2012 and as a member of the board of directors of CapitalSource Bank since January 2013. Mr. Pieczynski previously served as Co-Chief Executive Officer from January 2010 through December 2011, our President - Healthcare Real Estate Business from November 2008 until January 2010, and our Co-President - Healthcare and Specialty Finance from January 2006 until November 2008. Mr. Pieczynski received his undergraduate degree from the University of Illinois, Urbana-Champaign in 1984.
Douglas H. (Tad) Lowrey, 60, has served as Chairman of the Board of CapitalSource Bank since July 2012, and as the Chief Executive Officer of CapitalSource Bank since its formation on July 25, 2008 and served as President of CapitalSource Bank from his appointment through December 2011. Prior to his appointment, Mr. Lowrey served as Executive Vice President of Wedbush, Inc., a private investment firm and holding company, from January 2006 until June 2008. Mr. Lowrey is an elected director of the Federal Home Loan Bank of San Francisco and the California Bankers Association. He received his undergraduate degree from Arkansas Tech University and was licensed in 1977 in the state of Arkansas as a certified public accountant.
Laird M. Boulden, 55, has served as President since October 2011 and as the Chief Lending Officer of CapitalSource Bank since January 1, 2012. Mr. Boulden previously served as the President of the Company's Corporate Finance Group from May 2011 to October 2011 and President of the Company's Corporate Asset Finance Group from February 2010 to May 2011. Before joining the Company, Mr. Boulden was co-founder of Tygris Commercial Finance where he served as President of Tygris Asset Finance from March 2008 to December 2010 and was the founder and President of RBS Asset Finance (f/k/a RBS Lombard) from October 2001 until March 2008. Mr. Boulden received his undergraduate degree from the University of South Florida in 1979.
John A. Bogler, 47, has served as Chief Financial Officer since January 2012 and as Chief Financial Officer of CapitalSource Bank since its formation on July 25, 2008. Prior to his appointment, Mr. Bogler served as Chief Financial Officer of Affinity Financial Corporation from January 2008 until July 2008. Mr. Bogler served as a financial consultant specializing in bank acquisition and de novo activities from February 2005 until January 2008. Mr. Bogler received his undergraduate degree from Missouri State University in 1988, became a certified public accountant in the state of Missouri in 1991 and became a chartered financial analyst in 1998.
Mike A. Smith, 46, has served as our Chief Accounting Officer since March 2012 and as Chief Accounting Officer of CapitalSource Bank since October 2009. Previously, Mr. Smith served as Senior Vice President, Finance of CapitalSource Bank since its formation from July 2008 until September 2009. Mr. Smith served as Chief Accounting Officer of Fremont Investment & Loan from May 2004 until July 2008. Mr. Smith received his masters and undergraduate degrees from Brigham Young University in 1992, became a certified public accountant in the state of California in 1996, became a certified management accountant in 1997 and became a chartered global management accountant in 2012.
Bryan M. Corsini, 51, has served as the Executive Vice President and Chief Administrative Officer of CapitalSource Bank since October 2011. Mr. Corsini previously served as President, Credit Administration of CapitalSource Bank from July 2008 to October 2011 and as our Chief Credit Officer from our inception in 2000 until July 2008. He received his undergraduate degree from Providence College, Rhode Island. Mr. Corsini was licensed in 1986 in the state of Connecticut as a certified public accountant.
Christopher A. Scardelletti, 43, has served as the Executive Vice President and Chief Credit Officer of CapitalSource Bank since July 2008. Previously, Mr. Scardelletti served as Director of Credit in our Lender Finance Group/Rediscount Lending Group from March 2003 to June 2008. Mr. Scardelletti received his undergraduate degree from the University of Maryland, College Park and was licensed in 1993 in the state of Maryland as a certified public accountant.

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
We also provide access on our website to our Principles of Corporate Governance, Code of Business Conduct and Ethics, the charters of our Audit, Compensation, Asset / Liability Committee, Risk Committee and Nominating and Corporate Governance Committee and other corporate governance documents. Copies of these documents are available to any shareholder upon written request made to our corporate secretary at our Chevy Chase, Maryland address. In addition, we intend to disclose on our website any changes to or waivers for our executive officers or directors from, our Code of Business Conduct and Ethics.

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
Experience in the financial services industry indicates that a portion of our loans in all categories of our lending business will become delinquent or impaired, and some may only be partially repaid or may never be repaid at all. Our methodology for establishing the adequacy of the allowance for loan and lease losses depends in part on subjective determinations and judgments about our borrowers' ability to repay. Despite management's efforts to estimate future losses, ultimate resolutions of individual loans may result in actual losses that are greater than our allowance. Deterioration in general economic conditions and unforeseen risks affecting customers may have an adverse effect on our borrowers' capacity to repay their obligations, whether our risk ratings or valuation analyses reflect those changing conditions. Changes in economic and market conditions may increase the risk that our allowance for loan and lease losses would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Maintaining the adequacy of our allowance for loan and lease losses may require that we make significant and unanticipated increases in our provisions for loan and lease losses, which would materially affect our results of operations and capital adequacy. Recognizing that many of our loans individually represent a significant percentage of our total allowance for loan and lease losses, adverse collection experience in a relatively small number of loans could require an increase in our allowance. Federal and State regulators, as an integral part of their respective supervisory functions, periodically review a portion of our loan portfolio. The regulatory agencies may require changes to our risk ratings on loans, which could lead to an increase in the allowance for loan and lease losses, increased provisions for loan and lease losses and as appropriate, recognition of further loan charge-offs based upon their judgments, which may be different from ours. Increases in the allowance for loan and lease losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition.
We may not recover all amounts that are contractually owed to us by our borrowers.
The Parent Company is dependent primarily on loan collections and the proceeds of loan sales to fund its operations. A shortfall in loan proceeds may impair our ability to fund our operations or to repay our existing debt.
When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk. The credit quality of our portfolio can have a significant impact on our earnings. We expect to experience charge-offs and delinquencies on our loans in the future. Our clients may experience operational or financial problems or may perform below that which we expected when we originated a loan that, if not timely addressed, could result in a substantial impairment or loss of the value of our loan to the client. We may fail to identify problems because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough or at all. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, we may misinterpret or incorrectly analyze this information. Mistakes may cause us to make loans that we otherwise would not have made or, to fund advances that we otherwise would not have funded, or result in losses on one or  more of our loans. As a result, we could suffer loan losses, which could have a material adverse effect on our revenues, net income and results of operations and financial condition, to the extent the losses exceed our allowance for loan and lease losses.

The collateral securing a loan may not be sufficient to protect us if we have not properly obtained or perfected a lien on such collateral or if the collateral value does not cover the loan.
Most of our loans are secured by a lien on specified collateral of the client and we may not obtain or properly perfect our liens or the value of the collateral securing any particular loan may not protect us from suffering a partial or complete loss if the loan becomes non-performing and we move to foreclose on the collateral. In such event, we could suffer loan losses, which could have a material adverse effect on our revenue, net income, financial condition and results of operations.
In particular, leveraged lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its assets. As of December 31, 2012, approximately 29% of the aggregate outstanding loan balance of our portfolio comprised leveraged loans. The value of the assets which we hold as collateral for these loans is typically substantially less than the amount of money we advance to a client under these loans. When a leveraged loan becomes non-performing, our primary recourse to recover some or all of the principal of our loan is to force the sale of the entire company as a going concern or restructure the company in a way we believe would enable it to generate sufficient cash flow over time to repay our loan. Neither of these alternatives may be an available or viable option or generate enough proceeds to repay the loan. Additionally, given recent and current economic conditions, many of our leveraged loan clients have and may continue to suffer decreases in revenues and net income, making them more likely to underperform and default on our loans and making it less likely that we could obtain sufficient proceeds from a restructuring or sale of the company.
 Our concentration of loans to privately owned small and medium-sized companies and to a limited number of clients within particular industry or region could expose us to greater lending risk if the market sector, industry or region were to experience economic difficulties or changes in the regulatory environment.
Our portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses in a limited number of industries and regions primarily throughout the United States. In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of December 31, 2012, the single largest industry concentration in our outstanding loan balance was health care and social assistance, which represented approximately 23.0% of the outstanding loan portfolio. As of December 31, 2012, taken in the aggregate, lender finance (primarily timeshare) loans were our largest loan concentration by sector and represented approximately 15% of our loan portfolio. As of December 31, 2012, $110.0 million, or 1.8%, of our portfolio was comprised of loans to one client with aggregate loan balances greater than $100.0 million.
Apart from the borrower industry concentrations, loans secured by real estate represented approximately 42% of our outstanding loan portfolio as of December 31, 2012. Within this area, the largest property type concentration was the multifamily category, comprising approximately 13% of total loans and 30% of loans secured by real estate. The largest geographical concentration was in California, comprising approximately 11% of total loans and 26% of loans secured by real estate.
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
Further, there is generally no publicly available information about the small and medium-sized privately owned companies to which we lend. Therefore, we underwrite our loans based on detailed financial information and projections provided to us by our clients and we must rely on our clients and the due diligence efforts of our employees to obtain the information relevant to making our credit decisions. We rely upon the management of these companies to provide full and accurate disclosure of material information concerning their business, financial condition and prospects. We may not have access to all of the material information about a particular client's business, financial condition and prospects, or a client's accounting records may be poorly maintained or organized. The client's business, financial condition and prospects may also change rapidly in the current economic environment. In such instances, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to recover our loan in its entirety.

We are in a competitive business and may not be able to take advantage of attractive opportunities.
Our markets are competitive and characterized by varying competitive factors. We compete with a large number of companies, including:

•	commercial banks and thrifts;

•	specialty and commercial finance companies;

•	private investment funds;

•	insurance companies; and

•	investment banks.
Some of our competitors have greater financial, technical, marketing and other resources and market positions than we do. They also have greater access to capital than we do and at a lower cost than is available to us. Furthermore, we would expect to face increased price competition on deposits if banks or other competitors seek to expand within or enter our target markets. Increased competition could cause us to reduce our pricing and lend greater amounts as a percentage of a client's eligible collateral or cash flows. Even with these changes, in an increasingly competitive market, we may not be able to attract and retain depositors or clients or maintain or grow our business and our market share and future revenues may decline. If our existing clients choose to use competing sources of credit to refinance their loans, the rate at which loans are repaid may increase, which could change the characteristics of our loan portfolio as well as cause our anticipated return on our existing loans to vary.
Risks Impacting Funding our Operations
Our ability to operate our business depends on our ability to raise sufficient deposits and in some cases other sources of funding.
CapitalSource Bank's ability to maintain or raise sufficient deposits may be limited by several factors, including:

•	competition from a variety of competitors, many of which offer a greater selection of products and services and have greater financial resources;

•
as a California state-chartered industrial bank, CapitalSource Bank is permitted to offer only savings, money market and time deposit products, which limitations may adversely impact its ability to compete effectively; and

•	depositors' negative views of the Company could cause those depositors to withdraw their deposits or seek higher rates.
While we expect to maintain and continue to raise deposits at a reasonable rate of interest, there is no assurance that we will be able to do so successfully. If the ability of CapitalSource Bank to attract and retain suitable levels of deposits weakens, it would have a negative impact on our business, financial condition, results of operations and the market price of our common stock.
In addition, given the short average maturity of CapitalSource Bank's deposits relative to the maturity of its loans, the inability of CapitalSource Bank to raise or maintain deposits could compromise our ability to operate our business, impair our liquidity and threaten our solvency.
Aside from deposit funding, CapitalSource Bank may obtain back-up liquidity from the Parent Company pursuant to the $150.0 million revolving credit facility it has established with the Parent Company. The Parent Company may not have or maintain sufficient liquidity, in which case CapitalSource Bank may not be able to draw on the $150.0 million revolving credit facility.
CapitalSource Bank has borrowing facilities established with the FHLB SF and the FRB. Our access to borrowing from FHLB SF may be materially impacted should Congress alter or dissolve the Federal Home Loan Bank system. Our access to the FRB primary credit program may be materially impacted should the FRB modify its credit program and limit CapitalSource Bank's access to the program. The ability to borrow from each of the FHLB SF and the FRB is dependent upon the value of collateral pledged to these entities. These lenders could reduce the borrowing capacity of CapitalSource Bank, eliminate certain types of eligible collateral or could otherwise modify or even terminate their respective loan programs. Such changes or termination could have an adverse affect on our liquidity and profitability.
Our commitments to lend additional amounts to existing clients exceed our resources available to fund these commitments.
As of December 31, 2012, we had $1.0 billion of unfunded commitments to extend credit to our clients, of which $922.4 million were commitments of CapitalSource Bank and $88.5 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients' ability to provide collateral to secure the requested additional fundings, the collateral's satisfaction of eligibility requirements, our clients' ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites to future fundings by us, and our clients may draw on these unfunded commitments at any time. Clients may seek to draw on our unfunded commitments to improve their cash positions. We expect that these unfunded commitments will continue to exceed the Parent Company's available funds. Our failure to satisfy our full contractual funding commitment to one or more of our clients could create breach of contract and lender liability for us and irreparably damage our reputation in the marketplace, which would have a material adverse effect on our ability to continue to operate our business.

Fluctuating interest rates could adversely affect our net interest margins.
We raise short-term deposits at prevailing rates in our local retail consumer markets. We generally lend money at variable rates based on either prime or LIBOR indices. Our operating results and cash flow depend on the difference between the interest rates at which we borrow funds and raise deposits and the interest rates at which we lend these funds. Because prevailing interest rates are below many of the rate floors in our loans, upward movements in interest rates will not immediately result in additional interest income, although these movements would increase our cost of funds. Therefore, any upward movement in rates may result in a reduction of our net interest income. For additional information about interest rate risk, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management.
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
Risks Related to Our Operations
Regulatory approvals necessary to convert CapitalSource Bank to a commercial bank and to become a bank holding company may not be received, take longer than expected or impose burdensome conditions.
We believe that converting CapitalSource Bank from an industrial bank to a commercial bank would allow CapitalSource Bank to offer a wider variety of products and services to customers. In order to complete this conversion, we must obtain various approvals and consents from both federal and state banking regulators, including approval of the Federal Reserve Board for CapitalSource to become a bank holding company.  We may not obtain these approvals and consents or they may not be obtained in a timely manner.  In addition, these approvals and consents may contain conditions, such as heightened capital requirements, that would affect the manner in which CapitalSource and CapitalSource Bank conduct their business.  If we are unable to obtain the necessary approvals and consents on a timely basis, or they are granted only under burdensome conditions, we may abandon our strategy of converting CapitalSource Bank to a commercial bank.
We are subject to extensive government regulation and supervision, which limit our flexibility and could result in adverse actions by regulatory agencies against us.
We are subject to extensive federal and state regulation and supervision that govern, limit or otherwise affect almost all aspects of our operations. Such regulation and supervision is intended primarily to protect customers, depositors and the FDIC Deposit Insurance Fund - not our shareholders. The laws and regulations to which we are subject, among other matters, establish minimum capital requirements, limit the business activities we can conduct, prohibit various business practices, limit the dividends or distributions CapitalSource Bank can pay, establish reporting requirements, require approvals or consent for many types of transactions or business changes, and establish standards for financial and managerial safety and soundness. Our state and federal regulators periodically conduct examinations of our business, including examination of our compliance with laws and regulations as well as the safety and soundness of our banking operations. Failure to comply with laws, regulations or policies pursuant to which we operate, or any regulatory order to which we are or may become subject, even if unintentional or inadvertent, could result in adverse actions by regulatory agencies against us. Such actions could result in higher capital requirements, higher deposit insurance premiums, additional limitations on our activities, civil monetary penalties and fines or, ultimately, termination of deposit insurance, or appointment of the FDIC as conservator or receiver for CapitalSource Bank. See the Supervision and Regulation section of Item 1, Business, above and, Item 8, Financial Statements and Supplementary Data, including Note 15, Bank Regulatory Capital, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.
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
We are required to satisfy minimum regulatory capital standards. On December 16, 2010, the Basel Committee on Banking Supervision announced an international agreement among member country bank regulatory authorities to a heightened set of capital and liquidity standards, referred to as Basel III, for banking organizations around the world. The Basel III changes included new minimum capital requirements, two liquidity ratios, a charge for credit value adjustment and a leverage ratio, among other things. These changes, and regulatory initiatives in the United States, in the wake of the financial crisis, including provisions of the Dodd-Frank Act, are expected to result in higher regulatory capital standards and expectations for banking organizations. The time period and scope of U.S. implementation of Basel III and other regulatory capital initiatives remain uncertain. The Basel III changes will have a minimal impact on us until such time as the U.S. banking regulators adopt the Basel III requirements. We will continue to monitor developments relating to Basel III adoption in the U.S. and its potential impact on our operations.
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
Our ability to execute strategic activities successfully will depend on a variety of factors. These factors likely will vary on the nature of the activity but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, operating effectively with any partner with whom we elect to do business, retaining key employees, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking's anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were able to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.
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
We have net operating loss carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code, our ability to utilize our net operating loss carryforwards, certain built-in losses and other tax attributes recognized in years after the ownership change generally would be limited. The annual limit would equal the product of the applicable long term tax exempt rate and the value of the relevant taxable entity's capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company's outstanding stock, including certain public groups of stockholders as set forth under Section 382, and those arising from new stock issuances and other equity transactions, which may limit our willingness and ability to issue new equity. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether we have undergone, or in the future will undergo, an ownership change under Section 382 of the Internal Revenue Code.
We are subject to claims and litigation which could adversely affect our cash flows, financial condition and results of operations, or cause significant reputational harm to us.
We may be involved, from time to time, in litigation pertaining to our lending activities. If such claims and legal actions, whether founded or unfounded, are not resolved in a manner favorable to us they may result in significant financial liability. Although we establish accruals for legal matters according to accounting requirements, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued. Substantial legal liability could adversely affect our business, financial condition or results of operations or cause significant reputational harm, which could seriously harm our business.
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
We lease office space in Los Angeles, California and Chevy Chase, Maryland, a suburb of Washington, D.C., under long-term operating leases. We also maintain smaller offices under operating leases in Arizona, California, Colorado, Connecticut, Georgia, Florida, Illinois, Massachusetts, Missouri, New York, North Carolina, Pennsylvania, Tennessee, Texas, Utah and Wisconsin. We believe our leased facilities are adequate for us to conduct our business.
In June 2010, we completed the sale of our long-term healthcare facilities to Omega Healthcare Investors, Inc. (“Omega”) and as a result, we exited the skilled nursing home ownership business. Consequently, we have presented the financial condition and results of operations for this business as discontinued operations for all periods presented. Additionally, the results of the discontinued operations include the activities of other healthcare facilities that have been sold since the inception of the business. For additional information, see Note 3, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CSE.” The high and low sales prices for our common stock as reported by the NYSE for the quarterly periods during 2012 and 2011 were as follows:

	High	Low
2012:
Fourth Quarter	$8.15	$7.26
Third Quarter	7.93	6.56
Second Quarter	6.99	5.96
First Quarter	7.26	6.30
2011:
Fourth Quarter	$6.85	$5.54
Third Quarter	6.98	5.08
Second Quarter	7.31	5.95
First Quarter	8.21	6.97
On February 20, 2013, the last reported sale price of our common stock on the NYSE was $8.61 per share.
Holders
As of February 20, 2013, there were 687 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares, but whose shares are held of record by a broker or clearing agency, and each such broker or clearing agency is included as one record holder. American Stock Transfer & Trust Company serves as transfer agent for our shares of common stock.

Dividend Policy
For the years ended December 31, 2012 and 2011, we declared and paid dividends as follows:

	Dividends Declared and Paid per Share
	2012	2011
Fourth Quarter	$0.51	$0.01
Third Quarter	0.01	0.01
Second Quarter	0.01	0.01
First Quarter	0.01	0.01
Total dividends declared and paid	$0.54	$0.04
For shareholders who held our shares for the entire year, the dividends declared and paid in 2012 were classified for tax reporting purposes as dividend income. For shareholders who held our shares for the entire year, the dividends declared and paid in 2011 were classified for tax reporting purposes as return of capital.
Our Board of Directors, in its sole discretion, will determine the amount and frequency of dividends to be provided to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
A summary of our repurchases of shares of our common stock for the three months ended December 31, 2012, was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans(2)
October 1 - October 31, 2012	4,913,343	$7.70	4,913,060
November 1 - November 30, 2012	13,532	7.57	—
December 1 - December 31, 2012	2,383,857	7.49	2,341,600
Total	7,310,732	$7.63	7,254,660	$230,205,127
__________________________

(1)
Includes the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

(2)
In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to two years. Subsequently, an additional $635.0 million was also authorized during the same period. In October 2012, the Board extended the program to include the period through December 31, 2013 and reset the authorization at $250.0 million. Collectively, we refer to these authorizations as the “Stock Repurchase Program.” In December, we repurchased 3.1 million shares of our common stock under the Stock Repurchase Program at an average price of $7.49 per share for a total purchase price of $23.5 million. Of these purchases, purchases of 801,800 shares at an average price of $7.52 per share were settled in January 2013 which, for accounting purposes, were recorded in December 2012. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

Performance Graph
The following graph compares the performance of our common stock during the five-year period beginning on December 31, 2007 to December 31, 2012, with the S&P 500 Index and the S&P 500 Financials Index. The graph depicts the results of investing $100 in our common stock, the S&P 500 Index, and the S&P 500 Financials Index at closing prices on December 31, 2007, assuming all dividends were reinvested. Historical stock performance during this period may not be indicative of future stock performance.

Comparison of Cumulative Total Return
Source : SNL Financial LC, Charlottesville, VA

Company/Index	Base Period 12/31/07	Year Ended December 31,
		2008	2009	2010	2011	2012
CapitalSource Inc.	$100	$29.2	$25.4	$45.8	$43.5	$52.8
S&P 500 Index	100	63.0	79.7	91.7	93.6	108.6
S&P 500 Financials Index	100	44.7	52.4	58.7	48.7	62.8

ITEM 6.	SELECTED FINANCIAL DATA
You should read the data set forth below in conjunction with our audited consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information appearing elsewhere in this report. The following tables show selected portions of historical consolidated financial data as of and for the five years ended December 31, 2012. We derived our selected consolidated financial data as of and for the five years ended December 31, 2012, from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands, except per share and share data)
Results of operations:
Interest income	$468,214	$510,390	$639,641	$871,946	$1,209,469
Interest expense	79,407	150,010	232,096	427,312	677,707
Net interest income	388,807	360,380	407,545	444,634	531,762
Provision for loan and lease losses	39,442	92,985	307,080	845,986	593,046
Net interest income (loss) after provision for loan and lease losses	349,365	267,395	100,465	(401,352)	(61,284)
Non-interest income	49,846	92,694	71,662	(8,667)	(181,936)
Non-interest expense	193,682	375,170	333,451	364,511	215,494
Net income (loss) from continuing operations before income taxes	205,529	(15,081)	(161,324)	(774,530)	(458,714)
Income tax (benefit) expense(1)	(285,081)	36,942	(20,802)	136,314	(190,583)
Net income (loss) from continuing operations	490,610	(52,023)	(140,522)	(910,844)	(268,131)
Net income from discontinued operations, net of taxes	—	—	9,489	49,868	49,350
Gain (loss) from sale of discontinued operations, net of taxes	—	—	21,696	(8,071)	104
Net income (loss)	490,610	(52,023)	(109,337)	(869,047)	(218,677)
Net (loss) income attributable to noncontrolling interests	—	—	(83)	(28)	1,426
Net income (loss) attributable to CapitalSource Inc.	$490,610	$(52,023)	$(109,254)	$(869,019)	$(220,103)
Basic income (loss) per share:
From continuing operations	$2.19	$(0.17)	$(0.44)	$(2.97)	$(1.07)
From discontinued operations	—	—	0.10	0.14	0.20
Attributable to CapitalSource Inc.	$2.19	$(0.17)	$(0.34)	$(2.84)	$(0.88)
Diluted income (loss) per share:
From continuing operations	$2.13	$(0.17)	$(0.44)	$(2.97)	$(1.07)
From discontinued operations	—	—	0.10	0.14	0.20
Attributable to CapitalSource Inc.	$2.13	$(0.17)	$(0.34)	$(2.84)	$(0.88)
Average shares outstanding:
Basic	223,928,583	302,998,615	320,836,867	306,417,394	251,213,699
Diluted	230,154,989	302,998,615	320,836,867	306,417,394	251,213,699
Cash dividends declared per share	$0.54	$0.04	$0.04	$0.04	$1.30
Dividend payout ratio attributable to CapitalSource Inc.	0.25	(0.24)	(0.12)	(0.01)	(1.48)
______________________________________

(1)
As a result of being a REIT in 2008, we provided for income taxes for the year ended December 31, 2008, based on effective tax rates of 36.5%, for the income earned by our taxable REIT subsidiaries (“TRSs”). We did not provide for any income taxes for the income earned by our qualified REIT subsidiaries for the year ended December 31, 2008. Effective January 1, 2009, we revoked our REIT election. We provided for income tax (benefit) expense on the consolidated income earned or loss incurred based on effective tax rates of (138.7)%, (245.0)%, 12.9%, (17.6)%, and 41.5% in 2012, 2011, 2010, 2009 and 2008, respectively.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Balance sheet data:
Investment securities, available-for-sale	$1,079,025	$1,188,002	$1,522,911	$960,591	$679,551
Investment securities, held-to-maturity	108,233	111,706	184,473	242,078	14,389
Mortgage-related receivables, net	—	—	—	—	1,801,535
Mortgage-backed securities pledged, trading	—	—	—	—	1,489,291
Commercial real estate “A” Participation Interest, net	—	—	—	530,560	1,396,611
Total loans(1)	6,044,676	5,729,537	5,922,650	7,549,215	8,857,631
Assets of discontinued operations, held for sale	—	—	—	624,650	1,062,992
Total assets	8,549,005	8,300,068	9,445,407	12,261,050	18,419,632
Deposits	5,579,270	5,124,995	4,621,273	4,483,879	5,043,695
Repurchase agreements	—	—	—	—	1,595,750
Credit facilities	—	—	67,508	542,781	1,445,062
Term debt	177,188	309,394	979,254	2,956,536	5,338,456
Other borrowings	1,005,738	1,015,099	1,375,884	1,204,074	1,223,502
Total borrowings	1,182,926	1,324,493	2,422,646	4,703,391	9,602,770
Liabilities of discontinued operations	—	—	—	363,293	420,505
Total shareholders' equity	1,625,172	1,575,146	2,053,942	2,183,259	2,830,720
Total loan commitments	7,448,235	7,558,327	8,592,968	11,600,297	13,296,755
Average outstanding loan size	3,643	3,779	4,538	7,720	8,857
Average balance of loans(2)	6,013,799	5,816,760	7,375,775	9,028,580	9,655,117
Employees as of year end	543	564	625	665	716
________________________

(1)	Includes loans held for sale and loans held for investment, net of deferred loan fees and discounts and the allowance for loan and lease losses.

(2)	Excludes the impact of deferred loan fees and discounts and the allowance for loan and lease losses. Includes lower of cost or fair value adjustments on loans held for sale.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Performance ratios:
Return on average assets:
Income (loss) from continuing operations	5.80%	(0.58)%	(1.36)%	(6.41)%	(1.62)%
Net income (loss)	5.80%	(0.58)%	(1.06)%	(5.69)%	(1.25)%
Return on average equity:
Income (loss) from continuing operations	30.25%	(2.64)%	(6.97)%	(43.86)%	(11.73)%
Net income (loss)	30.25%	(2.64)%	(5.42)%	(31.96)%	(7.53)%
Yield on average interest-earning assets(1)	6.16%	6.28%	6.65%	6.42%	7.84%
Cost of funds(1)	1.19%	2.23%	2.90%	3.60%	4.88%
Net interest margin(1)	5.12%	4.43%	4.24%	3.27%	3.45%
Operating expenses as a percentage of average total assets(2)	2.21%	2.37%	2.15%	1.91%	1.48%
Core lending spread(1)	6.77%	7.67%	7.51%	7.41%	6.80%
Efficiency ratio(3)	43.50%	47.18%	46.41%	62.39%	72.78%
Credit quality ratios(4):
Loans 30-89 days contractually delinquent as a percentage of average loans (as of year end)	0.39%	0.21%	0.44%	3.33%	3.17%
Loans 90 or more days delinquent as a percentage of average loans (as of year end)	0.66%	1.61%	5.03%	5.50%	1.49%
Loans on non-accrual status as a percentage of average loans (as of year end)	1.98%	4.72%	10.99%	12.89%	4.65%
Impaired loans as a percentage of average loans (as of year end)	3.32%	7.15%	14.65%	15.10%	7.32%
Net charge offs (as a percentage of average loans)	1.27%	4.62%	5.78%	7.30%	3.10%
Allowance for loan and lease losses as a percentage of loans receivable (as of year end)	1.91%	2.67%	5.35%	7.08%	4.49%
Capital and leverage ratios:
Average equity to average assets(1)	19.18%	22.01%	19.49%	14.61%	13.85%
Equity to total assets (as of year end)(1)	19.01%	18.98%	21.75%	17.93%	15.81%
________________________

(1)	Ratios calculated based on continuing operations.

(2)	Operating expenses included compensation and benefits, professional fees, occupancy expense, FDIC fees and assessments, general depreciation and amortization and other administrative expenses.

(3)	Efficiency ratio is defined as operating expense divided by net interest and non-interest income, less leased equipment depreciation.

(4)	Credit ratios calculated based on average gross loans, which excludes deferred loan fees and discounts and the allowance for loan and lease losses.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a commercial lender that provides financial products to small and middle market businesses nationwide and provides depository products and services to consumers in southern and central California, primarily through our wholly owned subsidiary, CapitalSource Bank.
For the years ended December 31, 2012, 2011 and 2010, we operated as two reportable segments: CapitalSource Bank and Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company. For additional information, see Note 21, Segment Data, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.
Through our CapitalSource Bank segment activities, we provide financial products primarily to small and middle market businesses throughout the United States and also offer depository products and services in southern and central California and our website, which are insured by the FDIC to the maximum amounts permitted by regulation. As of December 31, 2012, CapitalSource Bank had a total outstanding loan principal balance of $5.7 billion and deposits of $5.6 billion.
Through our Other Commercial Finance segment activities, the Parent Company satisfies existing loan commitments made prior to CapitalSource Bank's formation and receives payments on its existing loan portfolio. As of December 31, 2012, the Parent Company had a total outstanding loan principal balance of $549.0 million.

Consolidated Results of Operations
Operating Results for the Years Ended December 31, 2012, 2011 and 2010
As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2012, compared to the year ended December 31, 2011 were:

•	Decreased deferred tax asset valuation allowance;
•	Increased net interest margin;
•	Increased loan portfolio;
•	Decreased cash and cash equivalents and investment securities;
•	Decreased provision for loan and lease losses;
•	Decreased losses on our investments;
•	Decreased expense of real estate owned and other foreclosed assets, net;
•	Significant loss on extinguishment of debt in 2011; and
•	Decreased operating expenses.
For the years ended December 31, 2012, 2011 and 2010, our consolidated average balances and the resulting average interest yields and rates were as follows:

	2012			2011			2010
	Average Balance	Interest Income / (Expense)	Yield / Rate	Average Balance	Interest Income / (Expense)	Yield / Rate	Average Balance	Interest Income / (Expense)	Yield / Rate
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$372,581	$1,304	0.35%	$809,946	$2,195	0.27%	$512,034	$1,399	0.27%
Investment securities	1,247,084	38,230	3.07%	1,562,768	55,524	3.55%	1,645,375	61,648	3.75%
Loans(2)	5,952,699	428,397	7.20%	5,732,172	452,607	7.90%	7,247,342	563,565	7.78%
Other assets	27,984	283	1.01%	23,742	64	0.27%	208,505	13,029	6.25%
Total interest-earning assets	$7,600,348	$468,214	6.16%	$8,128,628	$510,390	6.28%	$9,613,256	$639,641	6.65%
Interest-bearing liabilities:
Deposits	$5,400,247	$51,035	0.95%	$4,808,141	$53,609	1.11%	$4,588,140	$60,052	1.31%
Other borrowings	1,253,237	28,372	2.26%	1,911,613	96,401	5.04%	3,421,821	172,044	5.03%
Total interest-bearing liabilities	$6,653,484	$79,407	1.19%	$6,719,754	$150,010	2.23%	$8,009,961	$232,096	2.90%
Net interest income/spread		$388,807	4.97%		$360,380	4.05%		$407,545	3.75%
Net interest margin			5.12%			4.43%			4.24%
_______________________

(1)	Average loan balances are net of deferred fees and discounts on loans. Non-accrual loans have been included in the average loan balances for the purpose of this analysis.

(2)
For the years ended December 31, 2012 and 2011, there was no interest expense related to liabilities of discontinued operations. For the year ended December 31, 2010, there was $15.2 million of interest expense related to liabilities of discontinued operations.

(3)
Net interest income is defined as the difference between total interest income and total interest expense which is calculated on a continuing operations basis. Net yield on interest-earning assets is defined as net interest-earnings divided by average total interest-earning assets.

For the years ended December 31, 2012 and 2011, changes in interest income, interest expense and net interest income as a result of changes in volume, changes in interest rates or both were as follows:

	2012 Compared to 2011			2011 Compared to 2010
	Due to Change in:(1)		Net Change	Due to Change in:(1)		Net Change
	Rate	Volume		Rate	Volume
	($ in thousands)
Decrease (increase) in interest income:
Cash and cash equivalents	518	(1,409)	(891)	(11)	807	796
Investment securities, available-for-sale	(865)	(8,553)	(9,418)	6,702	(300)	6,402
Investment securities, held-to-maturity	(5,709)	(2,166)	(7,875)	(5,339)	(7,187)	(12,526)
Commercial real estate “A” Participation Interest, net	—	—	—	(6,481)	(6,480)	(12,961)
Loans	(41,156)	16,946	(24,210)	8,554	(119,512)	(110,958)
Other assets	207	13	220	(16)	12	(4)
Total (decrease) increase in interest income	(47,005)	4,831	(42,174)	3,409	(132,660)	(129,251)
(Decrease) increase in interest expense:
Deposits	(8,726)	6,153	(2,573)	(9,219)	2,776	(6,443)
Credit facilities	(1,783)	(1,783)	(3,566)	30,223	(61,792)	(31,569)
Long-term debt	(18,360)	(18,154)	(36,514)	33,683	(62,017)	(28,334)
Other borrowings	(19,806)	(8,143)	(27,949)	(16,909)	1,169	(15,740)
Total decrease in interest expense	$(48,675)	$(21,927)	$(70,602)	$37,778	$(119,864)	$(82,086)
Net increase (decrease) in net interest income	$1,670	$26,758	$28,428	$(34,369)	$(12,796)	$(47,165)
_______________________

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.
Our consolidated operating results for the year ended December 31, 2012, compared to the year ended December 31, 2011, and for the year ended December 31, 2011, compared to the year ended December 31, 2010, were as follows:

	Year Ended December 31,			2012 vs. 2011 % Change	2011 vs. 2010 % Change
	2012	2011	2010
	($ in thousands)
Interest income	$468,214	$510,390	$639,641	(8.26)%	(20.21)%
Interest expense	79,407	150,010	232,096	(47.07)%	(35.37)%
Provision for loan and lease losses	39,442	92,985	307,080	(57.58)%	(69.72)%
Non-interest income	49,846	92,694	71,662	(46.23)%	29.35%
Non-interest expense	186,485	375,170	333,451	(50.29)%	12.51%
Net income (loss) from continuing operations before income taxes	205,529	(15,081)	(161,324)	(3,353.17)%	(90.65)%
Income tax (benefit) expense	(285,081)	36,942	(20,802)	(871.70)%	(277.59)%
Net income (loss) from continuing operations	490,610	(52,023)	(140,522)	(1,043.06)%	(62.98)%
Net income from discontinued operations, net of taxes	—	—	9,489	—%	(100.00)%
Income from sale of discontinued operations, net of taxes	—	—	21,696	—%	(100.00)%
Net income (loss)	490,610	(52,023)	(109,337)	(1,043.06)%	(52.42)%
Net loss attributable to noncontrolling interests	—	—	(83)	—%	(100.00)%
Net income (loss) attributable to CapitalSource Inc.	490,610	(52,023)	(109,254)	(1,043.06)%	(52.38)%
Discontinued Operations
In June 2010, we completed the sale of our remaining long-term healthcare facilities and exited the skilled nursing home ownership business. As a result, all consolidated comparisons below reflect the continuing results of our operations. Income from discontinued operations was $31.2 million, including a gain on disposal of $21.7 million, for the year ended December 31, 2010. For additional information, see Note 3, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.
Income Taxes
We provide for income taxes as a “C” corporation on income earned from operations. For the tax year ended December 31, 2010, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. Beginning in 2011, we reconsolidated our subsidiaries for federal tax purposes. We are subject to federal, foreign, state and local taxation in various jurisdictions.
Periodic reviews of the carrying amount of deferred tax assets are made to determine if a valuation allowance is necessary. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All evidence, both positive and negative, is evaluated when making this determination. Items considered in this analysis include the ability to carry back losses to recoup taxes previously paid, the reversal of temporary differences, tax planning strategies, historical financial performance, expectations of future earnings and the length of statutory carryforward periods. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences.
In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the history of operating losses and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2012 and 2011, the valuation allowance was $128.6 million and $515.2 million, respectively.
During 2012, we reversed $358.1 million of the valuation allowance, and such reversal was recorded as a benefit in our income tax expenses. Each of the deferred tax assets was evaluated based on our evaluation of the available positive and negative evidence with respect to our ability to realize the deferred tax asset, including considering their associated character and jurisdiction. The decision to reverse a large portion of the valuation allowance was based on our evaluation of all positive and negative evidence. A cumulative loss position, such as we had for the previous three-year period ended December 31, 2011, is generally considered significant negative evidence in assessing the realizability of a deferred tax asset. However, significant positive evidence had developed which overcame this negative evidence such that, during the year ended December 31, 2012, management determined that it is more likely than not that a portion of the deferred tax asset will be realized. This determination was made not based upon a single event or occurrence, but based upon the accumulation of all positive and negative evidence including recent trends in our earnings and taxable income. Other positive evidence included the projection of future taxable income based on a recent history of positive earnings at CapitalSource Bank, improved asset performance trends, substantial decline in the Parent Company's operations and assets, and one-time losses included in the three-year cumulative pre-tax loss (i.e., debt extinguishment loss). Additionally, we are no longer in a cumulative pre-tax loss position at the end of 2012.
A valuation allowance of $128.6 million remains in effect as of December 31, 2012 with respect to deferred tax assets where we believe sufficient evidence does not exist at this time to support a reduction in the allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
2012 vs. 2011. Consolidated income tax benefit for the year ended December 31, 2012 was $285.1 million, compared to an income tax expense of $36.9 million for the year ended December 31, 2011, due to adjustments to our deferred tax asset. The income tax benefit of $285.1 million for the year ended December 31, 2012 was primarily due to the release of valuation allowance in June 2012.
2011 vs. 2010. Consolidated income tax expense for the year ended December 31, 2011 was $36.9 million, compared to income tax benefit of $20.8 million for the year ended December 31, 2010. The income tax expense for the year ended December 31, 2011 was primarily due to the decrease in the net deferred tax assets of one of our corporate entities. The tax benefit for the year ended December 31, 2010 resulted primarily from the carryback of the 2010 net operating loss of one of our corporate entities.
Comparison of the Years Ended December 31, 2012, 2011 and 2010
Certain amounts in the prior year's audited consolidated financial statements have been reclassified to conform to the current year presentation, including modifying the presentation of our audited consolidated statements of operations to include the caption of total operating expenses and the new line item of other administrative expenses being split apart from other non-interest expense. Accordingly, the reclassifications have been appropriately reflected throughout our audited consolidated financial statements. In addition, we have reclassified all comparative prior period segment information to reflect our two current reportable segments. The discussion that follows differentiates our results of operations between our segments.

CapitalSource Bank Segment
Our CapitalSource Bank operating results for the year ended December 31, 2012, compared to December 31, 2011, and for the year ended December 31, 2011, compared to December 31, 2010, were as follows:

	Year Ended December 31,			2012 vs. 2011 % Change	2011 vs. 2010 % Change
	2012	2011	2010
	($ in thousands)
Interest income	$393,083	$368,964	$333,625	6.5%	10.6%
Interest expense	62,096	62,802	65,267	(1.1)%	(3.8)%
Provision for loan and lease losses	16,192	27,539	117,105	(41.2)%	(76.5)%
Non-interest income	60,495	41,697	30,270	45.1%	37.8%
Non-interest expense	168,569	149,710	116,280	12.6%	28.7%
Income tax expense	84,054	57,996	13,628	44.9%	325.6%
Net income	122,667	112,614	51,615	8.9%	118.2%
Interest Income
2012 vs. 2011. Total interest income increased 6.5% to $393.1 million for the year ended December 31, 2012 from $369.0 million for the year ended December 31, 2011, with an average yield on interest-earning assets of 5.90% for the year ended December 31, 2012 compared to 6.13% for the year ended December 31, 2011. During the years ended December 31, 2012 and 2011, interest income on loans was $359.2 million and $319.5 million, respectively, yielding 7.01% and 7.71% on average loan balances of $5.1 billion and $4.1 billion, respectively. Total loan interest income increased due to a $50.3 million increase on interest income generated from loans held for investment, offset by a $10.6 million decrease in deferred loan fee expense arising from the accelerated amortization of loan fee premiums and discounts due to earlier pay downs on loans held for investment. During the years ended December 31, 2012 and 2011, $8.4 million and $15.7 million, respectively, of interest income was not recognized for loans on non-accrual status, which negatively impacted the yield on loans by 0.16% and 0.38%, respectively. During the years ended December 31, 2012 and 2011, $1.3 million and $0.1 million of interest was collected on loans previously on non-accrual status and recognized in interest income, respectively.
During the years ended December 31, 2012 and 2011, interest income from our investments, including available-for-sale and held-to-maturity securities, was $32.4 million and $48.4 million, yielding 2.65% and 3.14% on average balances of $1.2 billion and $1.5 billion, respectively. The average balances of investment securities available-for-sale and held-to-maturity decreased as a result of principal paydowns and maturities of securities which we did not fully replace due to loan growth and associated liquidity needs. Additionally, the overall yield of the portfolio decreased in the declining interest rate environment experienced in 2012. As a result, total interest income on investments decreased $16.0 million attributed to an $8.1 million decrease in interest income from available-for-sale securities and a $7.9 million decrease in interest income from held-to-maturity securities. The available-for-sale securities portfolio is mostly comprised of agency mortgage-backed securities, which have been experiencing an acceleration of premium amortizations due to updated prepayment assumptions.
During the year ended December 31, 2012, we purchased $287.1 million of investment securities, available-for-sale and no held-to-maturity securities, while $385.3 million and $5.1 million of principal repayments were received from our investment securities, available-for-sale and held-to-maturity, respectively. During the year ended December 31, 2011, we purchased $591.9 million of investment securities, available-for-sale and $10.6 million of investment securities, held-to-maturity while $702.9 million and $92.6 million, respectively, of principal repayments were received.
During the years ended December 31, 2012 and 2011, interest income on cash and cash equivalents was $1.2 million and $1.1 million, respectively, yielding 0.40% and 0.35% on average balances of $294.2 million and $306.2 million, respectively.
2011 vs. 2010. Total interest income increased 10.6% to $369.0 million for the year ended December 31, 2011 from $333.6 million for the year ended December 31, 2010, with an average yield on interest-earning assets of 6.13% for the year ended December 31, 2011 compared to 5.97% for the year ended December 31, 2010. During the years ended December 31, 2011 and 2010, interest income on loans was $319.5 million and $260.4 million, respectively, yielding 7.71% on average loan balances of $4.1 billion and $3.4 billion, respectively. During the years ended December 31, 2011 and 2010, $15.7 million and $29.4 million of interest income was not recognized for loans on non-accrual status, which negatively impacted the yield on loans by 0.38% and 0.87%, respectively.
During the years ended December 31, 2011 and 2010, interest income from our investments, including available-for-sale and held-to-maturity securities, was $48.4 million and $58.8 million, yielding 3.14% and 3.66% on average balances of $1.5 billion and $1.6 billion, respectively. Total interest income on investments decreased $10.4 million which included a $36.4 million decrease in interest income from held-to-maturity securities, partially offset with a $26.0 million increase in interest income from available-for-sale securities. The decrease was due to a reduction in average balances coupled with a reduction in higher yielding investments in a lower interest rate environment.
For the year ended December 31, 2010, we purchased $1.5 billion of investment securities, available-for-sale, and $9.7 million of investment securities, held-to-maturity, while $946.8 million and $85.4 million of principal repayments were received, respectively.
During the years ended December 31, 2011 and 2010, interest income on cash and cash equivalents was $1.1 million and $1.4 million, yielding 0.35% on average balances of $306.2 million and $391.1 million, respectively.
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
Interest Expense
2012 vs. 2011. Total interest expense decreased 1.1% to $62.1 million for the year ended December 31, 2012 from $62.8 million for the year ended December 31, 2011. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities of 1.04% and 1.19% for the years ended December 31, 2012 and 2011, respectively. The lower cost of interest-bearing liabilities was the result of a lower interest rate environment as higher interest bearing rate liabilities were replaced at lower interest rates. Interest expense decreased despite an increase in average balances of interest-bearing liabilities of $6.0 billion and $5.3 billion as of December 31, 2012 and 2011, respectively, which consisted of deposits and borrowings.
Our interest expense on deposits for the years ended December 31, 2012 and 2011 was $51.0 million and $53.6 million with an average cost of deposits of 0.95% and 1.11% on average balances of $5.4 billion and $4.8 billion, respectively. During the year ended December 31, 2012, $5.1 billion of our time deposits matured with a weighted average interest rate of 0.99% and $5.8 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.86%. During the year ended December 31, 2011, $3.8 billion of our time deposits matured with a weighted average interest rate of 1.04%, and $4.2 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.94%. Additionally, for the year ended December 31, 2012, our weighted average interest rate of our liquid account deposits, which include savings and money market accounts, declined from 0.75% at the beginning of the year to 0.51% at the end of the year.
During the year ended December 31, 2012, our interest expense on borrowings, consisting of FHLB SF borrowings, was $11.1 million with an average cost of 1.88% on an average balance of $587.3 million. The primary reason for using FHLB SF borrowings as a funding source is to manage interest rate risk and the secondary is to provide a source of liquidity. For the year ended December 31, 2012, there were $98.0 million in advances taken with a weighted average rate of 1.02% and $53.0 million of maturities with a weighted average rate of 2.02%. For the year ended December 31, 2012, the weighted average rates for FHLB SF borrowings maturing within one year, one to five years, and greater than five years were 1.36%, 1.79% and 2.21%, respectively. Overall, the FHLB SF borrowing balance had a weighted-average-life of 3.2 years. For the year ended December 31, 2011, our interest expense on FHLB SF borrowings was $9.2 million with an average cost of 2.02% on an average balance of $455.1 million. For the year ended December 31, 2011, there were $1.9 billion in advances taken and $1.8 billion of maturities.
2011 vs. 2010. Total interest expense decreased 3.8% to $62.8 million for the year ended December 31, 2011 from $65.3 million for the year ended December 31, 2010. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities which was 1.19% and 1.34% for the years ended December 31, 2011 and 2010, respectively. The lower cost of interest-bearing liabilities was the result of a lower interest rate environment as higher interest bearing rate liabilities were replaced at lower interest rates. Interest expense decreased despite an increase in average balances of interest-bearing liabilities of $5.3 billion and $4.9 billion as of December 31, 2011 and 2010, respectively which consisted of deposits and borrowings.
Our interest expense on deposits for the years ended December 31, 2011 and 2010 was $53.6 million and $60.1 million with an average cost of deposits of 1.11% and 1.31% on average balances of $4.8 billion and $4.6 billion, respectively. During the year ended December 31, 2011, $3.8 billion of our time deposits matured with a weighted average interest rate of 1.04%, and $4.2 billion of new and renewed time deposits were issued at a weighted average interest rate of 0.94%. During the year ended December 31, 2010, $4.7 billion of our time deposits matured with a weighted average interest rate of 1.44%, and $4.8 billion of new and renewed time deposits were issued at a weighted average interest rate of 1.11%. During December 31, 2011, our weighted average interest rate of our liquid account deposits, which include savings and money market accounts, declined from 0.83% at the beginning of the year to 0.75% at the end of the year.
For the year ended December 31, 2011, our interest expense on borrowings, consisting of FHLB SF borrowings, was $9.2 million with an average cost of 2.02% on an average balance of $455.1 million. For the year ended December 31, 2011, there were

$1.9 billion in advances taken with a weighted average rate of 0.4% and $1.8 billion of maturities with a weighted average rate of 0.2%. During December 31, 2010, our interest expense on FHLB SF borrowings was $5.2 million with an average cost of 1.92% on an average balance of $271.7 million.
Net Interest Margin
The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012			2011			2010
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$294,242	$1,174	0.40%	$306,229	$1,058	0.35%	$391,114	$1,384	0.35%
Investment securities	1,220,212	32,396	2.65%	1,541,511	48,359	3.14%	1,608,910	58,820	3.66%
Loans	5,121,261	359,233	7.01%	4,145,130	319,485	7.71%	3,379,093	260,392	7.71%
Other assets	27,985	280	1.00%	23,741	62	0.26%	209,695	13,029	6.21%
Total interest-earning assets(1)	6,663,700	393,083	5.90%	6,016,611	368,964	6.13%	5,588,812	333,625	5.97%
Interest-bearing liabilities:
Deposits	5,400,247	51,035	0.95%	4,808,141	53,609	1.11%	4,588,140	60,052	1.31%
Borrowings	587,301	11,061	1.88%	455,055	9,193	2.02%	271,707	5,215	1.92%
Total interest-bearing liabilities(2)	5,987,548	62,096	1.04%	5,263,196	62,802	1.19%	4,859,847	65,267	1.34%
Net interest income/spread		$330,987	4.86%		$306,162	4.94%		$268,358	4.63%
Net interest margin			4.97%			5.09%			4.80%
_______________________________

(1)	Interest-earning assets include cash and cash equivalents, investments, the “A” Participation Interest and loans.

(2)	Interest-bearing liabilities include deposits and borrowings.
Provision for Loan and Lease Losses
Our provision for loan and lease losses is based on our evaluation of the adequacy of the existing allowance for loan and lease losses in relation to total loan portfolio and our periodic assessment of the inherent risks relating to the loan portfolio resulting from our review of selected individual loans.
Non-Interest Income
CapitalSource Bank services loans and other assets, which are owned by the Parent Company and third parties, for which it receives fees based on the number of loans or other assets serviced. Loans serviced by CapitalSource Bank for the benefit of others were $1.4 billion, $2.5 billion, and $4.7 billion as of December 31, 2012, 2011 and 2010, respectively, of which $0.5 billion, $1.0 billion, and $2.5 billion, respectively, were owned by the Parent Company. CapitalSource Bank also provides tax, credit, treasury and other similar services to the Parent Company for which it receives fees.

	Year Ended December 31,			2012 vs. 2011 % Change	2011 vs. 2010 % Change
	2012	2011	2010
	($ in thousands)
Loan fees	$16,089	$8,678	$7,760	85.4%	11.8%
Leased equipment income	14,113	3,748	—	276.5%	100.0%
(Loss) gain on investments, net	(1)	4,713	—	(100.0)%	100.0%
Loss on derivatives	(1,162)	(312)	(976)	272.4%	(68.0)%
Bank fees	193	203	220	(4.9)%	(7.7)%
Gain (loss) on sale of assets	516	(128)	—	(503.1)%	100.0%
Intercompany loan referral revenue	10,362	12,588	20,951	(17.7)%	(39.9)%
Intercompany shared service revenue	14,904	6,340	129	135.1%	4,814.7%
Other	5,481	5,867	2,186	(6.6)%	168.4%
Total	$60,495	$41,697	$30,270	45.1%	37.8%
2012 vs. 2011

•
Loan fees increased $7.4 million, or 85.4%, from the year ended December 31, 2011 to the year ended December 31, 2012 primarily due to increased termination fees due to early pay offs on loans and increased miscellaneous loans fees, such as late fees, penalties, unused line fees, and recurring fees.

•
Leased equipment income increased $10.4 million, or 276.5%, from the year ended December 31, 2011 to the year ended December 31, 2012 primarily due to an increase in equipment on operating leases of $83.1 million as of December 31, 2011 to $114.4 million as of December 31, 2012. In addition, average balances on our leased equipment increased $65.5 million, or 380.2%, from $17.2 million as of December 31, 2011 to $82.7 million as of December 31, 2012, respectively.

•
Gain on investments, net, decreased $4.7 million from the year ended December 31, 2011 to the year ended December 31, 2012 due to less sale activity of securities during the year ended December 31, 2012.

•
Intercompany loan referral revenue decreased $2.2 million, or 17.7%, from the year ended December 31, 2011 to the year ended December 31, 2012 primarily due to decreases of Parent Company and third party loans serviced by the Bank.

•
Intercompany shared service revenue increased $8.6 million, or 135.1%, from the year ended December 31, 2011 to the year ended December 31, 2012 as the Bank charges the Parent for shared services and nearly all Parent Company employees transferred to the Bank beginning January 2012, resulting in increases related to compensation expense at the Bank.

2011 vs. 2010

•	Leased equipment income increased $3.7 million from the year ended December 31, 2010 to the year ended December 31, 2011 as the Bank entered the leasing equipment business in 2011.

•
Gain on investments, net, increased $4.7 million from the year ended December 31, 2010 to the year ended December 31, 2011 primarily due to $4.7 million of realized gains on sales of available-for-sale securities during the 2011.

•
Intercompany loan referral revenue decreased $8.4 million, or 39.9%, from the year ended December 31, 2010 to the year ended December 31, 2011 primarily due to decreases of Parent Company and third party loans serviced by the Bank.

•
Intercompany shared service revenue increased $6.2 million, or 4,814.7%, from the year ended December 31, 2010 to the year ended December 31, 2011 as the Parent began to shift the business and operational resources to the Bank, and subsequently began charging the Parent for shared services.

•
Other income increased $3.7 million, or 168.4%, from the year ended December 31, 2010 to the year ended December 31, 2011 primarily due to a $5.8 million increase in gains on loan sales, offset by a $1.1 million decrease on foreign currency exchange gains and a $1.0 million decrease in miscellaneous non-operating income.

Non-Interest Expense
Prior to 2012, CapitalSource Bank relied on the Parent Company to refer loans and to provide loan origination due diligence services. For these services, CapitalSource Bank paid the Parent Company fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. CapitalSource Bank also paid the Parent Company to perform certain underwriting and other services. At the start of 2012, the origination function, and all related personnel, were fully transferred into the Bank, as a result of which the loan referral fee ceased being paid while other operating expenses of the Bank increased. There were no such fees in operating expense for the year ended December 31, 2012; and $51.2 million and $37.5 million for the years ended December 31, 2011 and 2010, respectively. These fees have been eliminated in consolidation.

	Year Ended December 31,			2012 vs. 2011 % Change	2011 vs. 2010 % Change
	December 31, 2012	December 31, 2011	December 31, 2010
	($ in thousands)
Compensation and benefits	$102,417	$49,941	$43,578	105.1%	14.6%
Professional fees	5,628	4,054	1,588	38.8	155.3
Occupancy expenses	10,139	7,106	7,155	42.7	(0.7)
FDIC fees and assessments	5,958	6,091	7,823	(2.2)	(22.1)
General depreciation and amortization	3,884	4,198	5,093	(7.5)	(17.6)
Intercompany loan referral expense	—	45,078	31,458	(100.0)	43.3
Other administrative expenses	28,789	17,475	17,001	64.7	2.8
Total operating expenses	156,815	133,943	113,696	17.1	17.8
Leased equipment depreciation	9,919	2,720	—	264.7	100.0
Expense of real estate owned and other foreclosed assets, net	2,169	12,756	2,584	(83.0)	393.7
Other non-operating expenses	(334)	291	—	(214.8)	100.0
Total	$168,569	$149,710	$116,280	12.6	28.7
2012 vs. 2011

•
Compensation and benefits increased $52.5 million, or 105.1%, from the year ended December 31, 2011 to the year ended December 31, 2012, due to increases in base compensation, bonuses, and stock compensation which resulted from the transfer of Parent Company employees to the Bank on January 1, 2012.

•	Professional fees increased $1.6 million, or 38.8%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to increases in audit and accounting fees and legal fees.

•	Occupancy expenses increased $3.0 million, or 42.7%, from the year ended December 31, 2011 to the year ended December 31, 2012, as a result of transferring Parent Company employees to the Bank.

•
Intercompany loan referral expenses decreased $45.1 million from the year ended December 31, 2011 to the year ended December 31, 2012, as the loan referral fees were no longer paid to the Parent Company as the Parent Company employees transferred to the Bank.

•
Other administrative expenses increased $11.3 million, or 64.7%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to the Parent Company employees being transferred to the Bank which includes costs for various miscellaneous operating expenses, such as telephone, marketing, travel and automobile expenses.

•
Leased equipment depreciation increased $7.2 million, or 264.7%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to an increase in equipment subject to operating leases issued by the Bank. The equipment subject to operating leases increased $31.2 million, or 37.6%, from $83.1 million as of December 31, 2011 to $114.4 million as of December 31, 2012. In addition, average balances on our leased equipment increased $65.5 million, or 380.2%, from $17.2 million as of December 31, 2011 to $82.7 million as of December 31, 2012, respectively.

•
Expense of real estate owned and other foreclosed assets, net decreased $10.6 million, or 83.0%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to a $6.6 million decrease in realized losses on the sale of real estate owned during 2011, a $1.7 million decrease in unrealized impairment losses, and a $2.3 million overall decrease in related net operating expenses during 2012 as a result of our ongoing efforts to resolve real estate owned and other foreclosed assets.

2011 vs. 2010

•
Compensation and benefits increased $6.4 million, or 14.6%, from the year ended December 31, 2010 to the year ended December 31, 2011, due to increases in base compensation, bonuses, and stock compensation.

•
Professional fees increased $2.5 million, or 155.3%, from the year ended December 31, 2010 to the year ended December 31, 2011, primarily due to a $2.2 million increase in legal fees and a $0.3 million increase related to other miscellaneous professional services.

•
Intercompany loan referral expenses increased $13.6 million, or 43.3%, from the year ended December 31, 2010 to the year ended December 31, 2011, as the Company originated more loans at the Bank which were sourced by the Parent Company's loan origination staff.

•
Leased equipment depreciation increased $2.7 million from a zero balance during the year ended December 31, 2010 as the Bank entered the leasing equipment business during the year-ended December 31, 2011.

•
Expense of real estate owned and other foreclosed assets, net increased $10.2 million, or 393.7%, from the year ended December 31, 2010 to the year ended December 31, 2011, primarily due to a $6.0 million increase in realized losses on the sale of real estate owned during 2011, $2.3 million increase due to larger impairments to record real estate owned to fair value, and a $1.9 million overall increase in related net operating expenses during 2011 as a result of our ongoing efforts to resolve real estate owned and other foreclosed assets.

Other Commercial Finance Segment
Our Other Commercial Finance operating results for the year ended December 31, 2012, compared to December 31, 2011, and for the year ended December 31, 2011, compared to December 31, 2010, were as follows:

	Year Ended December 31,			2012 vs. 2011 % Change	2011 vs. 2010 % Change
	2012	2011	2010
	($ in thousands)
Interest income	$78,629	$141,056	$315,934	(44.3)%	(55.4)%
Interest expense	17,311	87,208	166,829	(80.1)	(47.7)
Provision for loan and lease losses	23,250	65,446	189,975	(64.5)	(65.6)
Non-interest income	14,522	123,951	100,381	(88.3)	23.5
Non-interest expense	51,344	300,652	276,739	(82.9)	8.6
Income tax benefit	(370,209)	(21,054)	(34,430)	1,658.4	(38.8)
Net income (loss) from continuing operations	371,455	(167,245)	(182,798)	322.1	(8.5)
Interest Income
2012 vs. 2011. Interest income decreased $62.4 million or 44.3% to $78.6 million for the year ended December 31, 2012 from $141.1 million for the year ended December 31, 2011, primarily due to a 55.6% decrease in average total interest-earning assets. During the year ended December 31, 2012, our average balance of interest-earning assets decreased by $1.2 billion, compared to the year ended December 31, 2011, due to the runoff of Parent Company loans. During the years ended December 31, 2012 and 2011, the yield on average interest-earning assets was 8.40% and 6.69%, respectively. Fluctuations in loan yields are driven by various factors, such as prevailing interest rates which impact lending rates, the coupon on loans that pay down or pay off, non-accrual loans, and modifications of interest rates on existing loans.
2011 vs. 2010. Total interest income decreased $174.9 million or 55% to $141.1 million for the year ended December 31, 2011 from $315.9 million for the year ended December 31, 2010, primarily due to the decrease in interest-earning assets, including the impact of the deconsolidation of the 2006-A Trust during July 2010. During the year ended December 31, 2011, the average balance of interest-earning assets decreased by $1.9 billion, or 47.9%, primarily due to the continued runoff of Parent Company loans.
Interest Expense
2012 vs. 2011. Interest expense decreased $69.9 million or 80.1% to $17.3 million for the year ended December 31, 2012 from $87.2 million for the year ended December 31, 2011, primarily due to a decrease of $0.8 billion, or 54.3%, in average interest-bearing liabilities from $1.5 billion as of December 31, 2011 to $0.7 billion as of December 31, 2012. The decrease in interest-bearing liabilities was primarily driven by the early retirement of our 12.75% Senior Secured Notes of $298.1 million.
2011 vs. 2010. Interest expense decreased $79.6 million or 47.7% to $87.2 million for the year ended December 31, 2011 from $166.8 million for the year ended December 31, 2010, primarily due to a decrease in average interest-bearing liabilities from $3.2 billion as of December 31, 2010 to $1.5 billion as of December 31, 2011. The decrease in interest-bearing liabilities resulted from the reduction and termination of certain of our credit facilities and remaining securitization balances, all of which generally had higher borrowing costs than the remainder of our borrowings.

Net Interest Margin
The yields of income earning assets and the costs of interest-bearing liabilities in this segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012			2011			2010
	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost	Weighted Average Balance	Net Interest Income	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Cash and cash equivalents	$78,339	$133	0.17%	$503,717	$72	0.01%	$120,920	$15	0.01%
Investment securities	26,872	5,834	21.71%	21,257	7,165	33.71%	36,465	2,828	7.76%
Loans	830,316	72,662	8.75%	1,583,594	132,752	8.38%	3,892,401	313,090	8.04%
Other assets	—	—	—%	—	1,067	—%	(1,189)	1	—%
Total interest-earning assets(1)	935,527	78,629	8.40%	2,108,568	141,056	6.69%	4,048,597	315,934	7.80%
Interest-bearing liabilities:
Borrowings	665,937	17,311	2.60%	1,456,558	87,208	5.99%	3,150,115	166,829	5.30%
Total interest-bearing liabilities(2)	665,937	17,311	2.60%	1,456,558	87,208	5.99%	3,150,115	166,829	5.30%
Net interest income/spread		$61,318	5.80%		$53,848	0.70%		$149,105	2.50%
Net interest margin			6.55%			2.55%			3.68%
__________________________________

(1)	Interest-earning assets include cash and cash equivalents, restricted cash, mortgage-related receivables, loans and investments in debt securities.

(2)	Interest-bearing liabilities include secured and unsecured credit facilities, term debt, convertible debt and subordinated debt.
Non-Interest Income
Prior to 2012, the Parent Company referred loans to CapitalSource Bank and provided loan origination due diligence services. For these services, CapitalSource Bank paid the Parent Company fees based upon the commitment amount of each new loan funded by CapitalSource Bank during the period. CapitalSource Bank also paid the Parent Company to perform certain underwriting and other services. At the start of 2012, the origination function, and all related personnel, were transferred into the Bank, as a result the loan fees received by the Parent Company decreased.

	Year Ended December 31,			2012 vs. 2011 % Change	2011 vs. 2010 % Change
	2012	2011	2010
	($ in thousands)
Loan Fees	$2,472	$7,556	$14,385	(67.3)%	(47.5)%
Gain on investments, net	7,383	53,868	54,059	(86.3)	(0.4)
Gain (loss) on derivatives	338	(6,501)	(7,668)	(105.2)	(15.2)
Bank fees	—	63	45	(100.0)	40.0
Gain (loss) on sale of assets	3,159	12,003	(24,015)	(73.7)	(150.0)
Intercompany loan referral revenue	121	6,167	6,049	(98.0)	—
Other	1,049	50,795	57,526	(97.9)	(11.7)
Total	$14,522	$123,951	$100,381	(88.3)	23.5
2012 vs. 2011

•
Loan fees decreased $5.1 million, or 67.3%, from the year ended December 31, 2011 to the year ended December 31, 2012, due to a $2.3 million decrease in due diligence fees, $2.0 million decrease in line of credit fees, and a $2.2 million decrease in unused line fees. The overall decrease in loan fees is primarily a result of transferring loan administration functions to the Bank in early 2012, which was partially offset by a $1.4 million increase in legal, wire and late fees.

•
Gains on investments, net decreased $46.5 million, or 86.3%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to a $19.6 million decrease in income related to investment securities measured on a cost-basis, a $14.4 million decrease from a combination of dividends and gains on disposal of equity investments, and a $12.5 million decrease related to valuation adjustments on available-for-sale securities.

•
Loss on derivatives decreased $6.8 million, or 105.2%, from a loss of $6.5 million for the year ended December 31, 2011 to a gain of $0.3 million for the year ended December 31, 2012. This decrease is primarily due to a reduction in the total notional balance outstanding as $1.0 billion notional derivatives which were terminated in the first quarter 2012.

•
Gain on sale of assets decreased $8.8 million, or 73.7%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to lower gains on sales of loans offset by valuation adjustments to existing loans held for sale.

•
Intercompany loan referral revenue decreased $6.0 million from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to certain loan administrative functions moving from the Parent Company to the Bank.

•
All other non-interest income decreased $49.7 million, or 97.9%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to a decrease of $49.0 million in intercompany revenue since the Parent Company previously provided loan referral services to the Bank and was compensated for those services.

2011 vs. 2010

•
Loan fees decreased $6.8 million, or 47.5%, from the year ended December 31, 2010 to the year ended December 31, 2011, primarily due to a $3.8 million decrease in collateral management fees and a $2.9 million decrease in unused line fees. The fees decreased due to early pay offs and charge-offs on loans held for investment.

•
Gains on investments, net decreased $0.2 million, or 0.4%, from the year ended December 31, 2010 to the year ended December 31, 2011, primarily due to a $13.6 million decrease in dividends received and $7.2 million decrease related to investments securities measured on cost-basis. The decreases were offset by a $11.0 million increased gains on equity investment securities and a $10.0 million increase in valuation adjustments and gains on sales of available-for-sale securities.

•
Gain on sale of assets increased $36.0 million, or 150.0%, from the year ended December 31, 2010 to the year ended December 31, 2011, primarily due to a $32.4 million decrease in losses related to market adjustments of held-for-sale loans, $3.3 million decrease in losses on loan sales, and $0.3 million net gains from the sale of other company assets during 2011.

•
All other non-interest income decreased $6.7 million, or 11.7%, from the year ended December 31, 2010 to the year ended December 31, 2011. There was a $17.8 million decrease in gains on transactions from the complete divestiture of the remaining assets in the Bank's former Healthcare Net Lease segment and deconsolidation of the 2006-A term debt securitization. In addition, the Bank experienced a $11.8 million decrease in foreign currency translations losses, a $4.4 million decrease in acquisition gains arising from the purchase of a non-bank SBA license and servicing rights associated with the acquired portfolio, and a $4.4 million decrease due to reduced equity earnings in subsidiaries. These decreases were partially offset by a $27.8 million increase in intercompany loan referral revenue from the Bank and other servicing revenue, and a $3.9 million increase attributed to leasing and subleasing arrangements.

Non-Interest Expense

	Year Ended December 31,			2012 vs. 2011 % Change	2011 vs. 2010 % Change
	2012	2011	2010
	($ in thousands)
Compensation and benefits	$3,013	$79,680	$78,499	(96.2)%	1.5%
Professional fees	7,186	27,128	34,252	(73.5)	(20.8)
Occupancy expenses	7,274	8,947	11,522	(18.7)	(22.3)
General depreciation and amortization	2,539	3,171	4,273	(19.9)	(25.8)
Intercompany loan servicing expense	18,325	12,647	21,081	44.9	(40.0)
Other administrative expenses	17,564	22,156	18,198	(20.7)	21.7
Total operating expenses	55,901	153,729	167,825	(63.6)	(8.4)
Expense of real estate owned and other foreclosed assets, net	4,621	26,591	109,839	(82.6)	(75.8)
(Gain) loss on extinguishment of debt	(8,059)	119,007	(925)	(106.8)	(12,965.6)
Other non-operating expenses	(1,119)	1,325	—	(184.5)	100.0
Total	$51,344	$300,652	$276,739	(82.9)	8.6
2012 vs. 2011

•
Compensation and benefits decreased $76.7 million, or 96.2%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to the transfer of Parent Company employees to CapitalSource Bank on January 1, 2012.

•
Professional fees decreased $19.9 million, or 73.5%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to an $11.1 million decrease in cost of services for loans, as a result of the servicing functions being transferred to the Bank in early 2012. Audit, accounting, legal fees, and other such administrative fees decreased by approximately $8.8 million as the associated functions were transferred to the Bank.

•
Intercompany loan servicing expenses increased $5.7 million, or 44.9%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to increased loan servicing expenses reimbursable to the Bank.

•
Other administrative expenses decreased $4.6 million from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to certain loan administrative functions moving from the Parent Company to the Bank.

•
Expense of real estate owned and other foreclosed assets, net, decreased $22.0 million, or 82.6%, from $26.6 million for the year ended December 31, 2011 to $4.6 million for the year ended December 31, 2012, primarily due to a $14.9 million decrease in provision charge-offs and expenses related to foreclosed assets, $10.1 million decreases in unrealized losses and $3.3 million decrease in operations and administrative expenses related to real estate owned properties. The overall decrease was partially offset by a $6.4 million increase in realized gains from real estate owned sales.

•
Gains on extinguishment of debt were $8.1 million for the year ended December 31, 2012, compared to losses of $119.0 million during December 31, 2011. The gains during 2012 were attributable to the repurchase of debt related to our TP Trusts 2005-1 and 2006-4 which resulted in a $8.2 million gain offset by a $0.1 million loss related to the repurchase of our 7.25% Convertible Debentures. The losses during 2011 included a $111.8 million loss related to the repurchase of our 12.75% Senior Secured Notes and a $7.2 million loss related to the repurchase of our 7.25% Convertible Debentures.

•
The decrease in non-operating expense of $2.4 million, or 184.5% from the year ended December 31, 2011 to the year ended December 31, 2012 was primarily due to a change in the allowance for unfunded commitments.

2011 vs. 2010

•
Professional fees decreased $7.1 million, or 20.8%, from the year ended December 31, 2010 to the year ended December 31, 2011, primarily due a $5.6 million decrease in cost of services for loans and a $1.5 million decrease in audit, accounting, legal fees, and other such administrative fees. The overall decrease was attributed to the Parent Company shifting operations and business towards the Bank.

•
Occupancy expenses decreased $2.6 million, or 22.3%, from the year ended December 31, 2010 to the year ended December 31, 2011, as the Parent Company began shifting operations and business towards the Bank while operations in Chevy Chase, Maryland were being reduced.

•
Intercompany loan servicing expenses decreased $8.4 million, or 40.0%, from the year ended December 31, 2010 to the year ended December 31, 2011, primarily due to a decrease in the Parent Company loan portfolio size.

•
Other administrative expenses increased $4.0 million, or 21.7%, from the year ended December 31, 2010 to the year ended December 31, 2011, primarily due to a $6.3 million increase in intercompany shared services expense, offset by a $2.3 million decrease in miscellaneous office and supplies related expenses.

•
Gains on extinguishment of debt were $0.9 million for the year ended December 31, 2010 compared to losses of $119.0 million for the year ended December 31, 2011. The losses during 2011 included a $111.8 million loss related to the repurchase of our 12.75% Senior Secured Notes and a $7.2 million loss related to the repurchase of our 7.25% Convertible Debentures. The gains during 2010 were primarily attributable to the extinguishment of certain classes of our convertible debt.

•
Expense of real estate owned and other foreclosed assets, net, decreased from $109.8 million for the year ended December 31, 2010 to $26.6 million for the year ended December 31, 2011, primarily due to a $32.1 million decrease in provision for losses related to loan assets acquired through foreclosure, a $21.1 million decrease in unrealized losses on real estate owned, a $13.1 million decrease in direct expenses related to real estate owned and other foreclosed assets and a $12.3 million decrease in real estate impairments.

Financial Condition
Consolidated
As of December 31, 2012 and 2011, our consolidated balance sheet included:

	December 31,
	2012	2011
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$403,130	$524,032
Investment securities, available-for-sale	1,079,025	1,188,002
Investment securities, held-to-maturity	108,233	111,706
Loans held for sale	22,719	193,021
Loans held for investment, net(2)	6,139,230	5,690,147
Allowance for loan and lease losses	(117,273)	(153,631)
Interest receivable	29,112	38,796
Other investments(3)	60,363	81,245
Goodwill	173,135	173,135
Deferred tax assets, net(4)	362,283	45,445
Other assets	289,048	408,170
Total	$8,549,005	$8,300,068
Liabilities:
Deposits	$5,579,270	$5,124,995
Borrowings	1,182,926	1,324,493
Other liabilities	161,637	275,434
Total	$6,923,833	$6,724,922

_______________________________________

(1)	As of December 31, 2012 and 2011, the amounts include restricted cash of $104.0 million and $65.5 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

(4)	Includes short-term and long-term deferred income tax assets, net of related valuation allowance.
Cash and Cash Equivalents
Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less.
Investment Securities, Available-for-Sale and Held-to-Maturity
Included in investment securities, available-for-sale, were agency securities which included Federal Home Loan Bank (“FHLB”) issued callable and non-callable notes and commercial and residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae; asset-backed securities; investments in a collateralized loan obligation; commercial and residential mortgage-backed securities issued by non-government agencies (“Non-agency MBS”) and U.S. Treasury and agency asset-backed securities issued by the Small Business Administration (“SBA ABS”). CapitalSource Bank pledges a portion of its investment securities, available-for-sale, to the FHLB SF, the FRB and various state and local agencies as a source of borrowing capacity as of December 31, 2012. For additional information on our investment securities, available-for-sale, see Note 5, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.
Investment securities, held-to-maturity, consists of commercial mortgage-backed securities rated BB or higher. CapitalSource Bank pledges a portion of its investment securities, held-to-maturity, to the FHLB SF and the FRB as collateral for current or future borrowings. For additional information on our investment securities, held-to-maturity, see Note 5, Investments, in our accompanying consolidated financial statements for the year ended December 31, 2012.

	December 31,
	2012	2011
	($ in thousands)
Investment securities, available-for-sale:
Agency debt securities	$983,521	$1,056,828
Asset-backed securities	9,592	15,607
Collateralized loan obligations	26,250	17,763
Corporate debt	—	700
Equity securities	—	393
Municipal bond	—	3,235
Non-agency MBS	41,347	66,930
U.S. Treasury and agency securities	18,315	26,546
Total investment securities, available-for-sale	$1,079,025	$1,188,002
Investment securities, held-to-maturity:
Commercial mortgage-backed securities	$108,233	$111,706
Investments by Maturity Dates
As of December 31, 2012, the carrying amounts, contractual maturities and weighted average yields of our investment securities were as follows:

	Due in One Year or Less	Due Between One and Five Years	Due Between Five and Ten Years(1)	Due after Ten Years(2)	Total
	($ in thousands)
Investment securities, available-for-sale:
Agency debt obligations	$—	$5,008	$—	$—	$5,008
Agency MBS	—	—	18,561	959,952	978,513
Asset-backed securities	—	—	9,592	—	9,592
Collateralized loan obligations	—	—	—	26,250	26,250
Non-agency MBS	—	—	13,815	27,532	41,347
U.S. Treasury and agency securities	—	—	—	18,315	18,315
Total investment securities, available-for-sale	$—	$5,008	$41,968	$1,032,049	$1,079,025
Weighted average yield(3)	—%	2.48%	6.19%	2.33%	2.48%
Investment securities, held-to-maturity:
Commercial mortgage-backed securities	$—	$27,378	$59,660	$21,195	$108,233
Weighted average yield(3)	—%	8.28%	1.67%	5.05%	4.01%
_________________________________

(1)
Includes Agency and Non-agency MBS, with fair values of $18.6 million and $43.1 million, respectively, and weighted average expected maturities of approximately 2.23 years and 2.82 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2012.

(2)
Includes Agency, Non-agency MBS including CMBS, and collateralized loan obligations with fair values of $960.0 million, $50.5 million, and $26.3 million, respectively, and weighted average expected maturities of approximately 2.9 years, 7.21 years, and 2.07 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2012. Includes securities with no stated maturity.

(3)
Calculated based on the amortized costs of the individual securities and does not reflect any changes in fair value of our investment securities, available for sale, which were recorded in accumulated other comprehensive income (loss).

Actual maturities of these securities may differ from contractual maturity dates because issuers may have the right to call or prepay obligations.

Loan Portfolio Composition
The outstanding unpaid principal balance of loans in our loan portfolio by category as of December 31, 2012, 2011, 2010, 2009 and 2008 was as follows:

	December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Commercial	$3,594,643	$3,491,259	$4,159,831	$4,919,196	$5,966,852
Real estate	2,499,567	2,133,210	1,804,087	2,005,247	1,943,970
Real estate - construction	45,020	65,678	287,854	1,211,468	1,370,653
Total loans(1)	$6,139,230	$5,690,147	$6,251,772	$8,135,911	$9,281,475
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.
The largest loan was $97.3 million, which represented 1.6% of total loans, and was part of a total credit relationship with an outstanding balance of $110.0 million as of December 31, 2012.
As of December 31, 2012, we had a concentration of over 10% of our loan balances in two industries (as defined by the North American Industry Classification System, not underlying collateral). These industries and their respective percentage to total loans were as follows:

Percentage of Total Loans
Health care and social assistance	23.0%
Real estate and rental and leasing	19.8%
The loans within these industries are to approximately 802 borrowers located throughout the United States (47 states and the District of Columbia).
Loan Balances by Maturities
As of December 31, 2012, the contractual maturities of our loan portfolio were as follows:

	Due in One Year or Less	Due After One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$374,698	$2,551,288	$668,657	$3,594,643
Real estate	57,057	1,288,683	1,153,827	2,499,567
Real estate - construction	10,987	11,592	22,441	45,020
Total(1)	$442,742	$3,851,563	$1,844,925	$6,139,230
_________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.
Sensitivity in Loans to Changes in Interest Rates
As of December 31, 2012, the total amount of loans due after one year with predetermined interest rates and floating or adjustable interest rates were as follows:

	Loans with Predetermined Rates(1)	Loans with Floating or Adjustable Rates	Total
	($ in thousands)
Commercial	$623,629	$2,549,325	$3,172,954
Real estate	1,045,959	1,387,310	2,433,269
Real estate - construction	1,723	32,310	34,033
Total loans(2)	$1,671,311	$3,968,945	$5,640,256
________________________

(1)	Represents loans for which the interest rate is fixed for the entire term of the loan.

(2)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value and loans on non-accrual status.

As of December 31, 2012, approximately 82% of our accruing adjustable rate portfolio was subject to an interest rate floor. Due to low market interest rates as of December 31, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on accruing loans was 1.07% as of December 31, 2012. To the extent the underlying indices subsequently increase, our interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.
As of December 31, 2012, the composition of our loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial	Real Estate	Real Estate - Construction
	($ in thousands)
1-Month LIBOR	$1,356,167	$978,701	$11,592	$2,346,460	38%
2-Month LIBOR	38,389	778	—	39,167	1
3-Month LIBOR	775,026	135,760	—	910,786	15
6-Month LIBOR	118,918	66,165	—	185,083	3
6-Month EURIBOR	—	4,090	—	4,090	—
Prime	574,533	181,931	20,718	777,182	13
Other	28,233	47,706	—	75,939	1
Treasuries	—	10,672	—	10,672	—
Total adjustable rate loans	2,891,266	1,425,803	32,310	4,349,379	71
Fixed rate loans	623,977	1,046,889	1,723	1,672,589	27
Loans on non-accrual status	79,400	26,875	10,987	117,262	2
Total loans(1)	$3,594,643	$2,499,567	$45,020	$6,139,230	100%
 ________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.

Credit Quality and Allowance for Loan and Lease Losses
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
Real estate - construction loans
In prior years, real estate construction loans comprised a greater portion of our loan portfolio. At December 31, 2012, real estate construction loans were $45.3 million, or 0.7% of total loans. By comparison, at the end of 2010, real estate construction loans were $1.4 billion, or 14.8% of total loans. We have reduced our real estate construction lending activity because we consider real estate construction loans to be a higher-risk loan type, and because of our view that these loans are higher risk, we are providing additional disclosure of the policies and procedures related to our real estate construction loan portfolio.
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

Most of our of real estate construction loans include an interest reserve that is established upon origination of the loan. We recognize interest income from the reserve during the construction period as long as the interest is deemed collectible. Our risk assessment policies and procedures require that the assignment of a risk rating consider whether the capitalization of interest may be masking other performance related issues. We consider the status of the construction project securing our loan, including its leasing or sales activity (where applicable), relative to our expectations for the status of the project during our initial underwriting. The adequacy of the interest reserve generally is evaluated each time a risk rating conclusion is required or rendered with particular attention paid to the underlying value of the collateral and its ongoing support of the transaction.
In considering the performing status of a real estate construction loan, the current payment of interest, whether in cash or through an interest reserve, is only one of the factors used in our analysis. Our impairment analysis generally considers the loan's maturity, the likelihood of a restructuring of the loan and if that restructuring constitutes a troubled debt restructuring, whether the borrower is current on interest and principal payments, the condition of underlying assets and the ability of the borrower to refinance the loan at market terms. Although an interest reserve may mitigate a delinquency that could cause impairment, other issues with the loan or borrower (like the project's progress compared to underwriting and the market in which the project is located) may lead to an impairment determination. Impairment is then measured based on a fair market or discounted cash flow value to assess the current value of the loan relative to the principal balance. If the valuation analysis indicates that repayment in full is doubtful, the loan will be placed on non-accrual status and designated as non-performing.
Obtaining updated third-party valuations is considered when significant negative variances to expected performance exist. Generally, our policy on updating appraisals is to obtain current appraisals subsequent to the impairment date if there are significant changes to the market conditions for the underlying assumptions from the most recent appraisal. Some factors that could cause significant changes include the passage of more than twelve months since the time of the last appraisal; the volatility of the local market; the availability of financing; the number of competing properties; new improvements to or lack of maintenance of the subject property or competing surrounding properties; a change in zoning; environmental contamination; or failure of the project to meet material assumptions of the original appraisal.
The following table presents the balance of non-performing real estate - construction loans and the cumulative capitalized interest on our real estate - construction loan portfolio as of the date of the balance sheet:

	December 31,
	2012(1)	2011
	($ in thousands, except percentages)
Total real estate - construction loans(2)	$45,315	$66,285
Non-performing	11,317	54,960
% of total real estate - construction	25.0%	82.9%
Cumulative capitalized interest	$10,890	$11,565
_______________________________________

(1)
As of December 31, 2012, 2 of the 21 loans that comprise our real estate construction portfolio have been extended, renewed or restructured since origination. These modifications have occurred for various reasons including, but not limited to, changes in business plans and/or work-out efforts that were best achieved via a restructuring.

(2)
We recognized interest income on the real estate construction loan portfolio of $1.9 million and $3.7 million for the years ended December 31, 2012 and 2011, respectively. Excludes deferred loan fees and discounts of $0.3 million and $0.6 million as of December 31, 2012 and 2011, respectively.

Non-performing loans
The outstanding unpaid principal balances of non-performing loans in our consolidated loan portfolio as of December 31, 2012, 2011, 2010, 2009 and 2008 were as follows:

	December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Non-accrual loans
Commercial	$79,400	$144,651	$353,673	$393,774	$269,961
Real estate	26,875	101,453	129,700	202,476	54,116
Real estate - construction	10,987	24,087	181,762	446,601	85,016
Total loans on non-accrual(1)	$117,262	$270,191	$665,135	$1,042,851	$409,093
Accruing loans contractually past-due 90 days or more
Commercial	$—	$—	$3,244	$42,968	$7,329
Real estate	—	5,603	6,238	—	24,135
Real estate - construction	—	—	39,606	23,701	—
Total accruing loans contractually past-due 90 days or more	$—	$5,603	$49,088	$66,669	$31,464
Total non-performing loans
Commercial	$79,400	$144,651	$356,917	$436,742	$277,290
Real estate	26,875	107,056	135,938	202,476	78,251
Real estate - construction	10,987	24,087	221,368	470,302	85,016
Total non-performing loans	$117,262	$275,794	$714,223	$1,109,520	$440,557
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower cost or fair value.
The decrease in the non-performing loan balance from December 31, 2011 to December 31, 2012 is primarily due to payoffs, charge offs, sales and foreclosures on those loans.
Additionally, certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are loans that are not considered non-performing loans, as disclosed in the table above, or loans that have been restructured in a TDR, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. As of December 31, 2012 and 2011, we had $1.9 million and $4.8 million, respectively, in potential problem loans related to six and eleven, loans respectively, for which we have determined that it is probable that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.
Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	December 31,
	2012	2011
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$20,266	$4,317
90+ days delinquent	41,332	90,193
Total delinquent non-accrual loans	$61,598	$94,510
Accruing loans
30-89 days delinquent	$4,285	$8,396
90+ days delinquent	—	5,603
Total delinquent accruing loans	$4,285	$13,999
Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Balance as of beginning of year	$153,631	$329,122	$586,696	$423,844	$138,930
Charge offs:
Commercial	(74,827)	(162,577)	(145,681)	(308,554)	(206,822)
Real estate	(11,765)	(50,878)	(112,504)	(76,919)	(16,173)
Real estate - construction	(9,784)	(32,787)	(126,912)	(204,381)	(49,188)
Total charge offs	(96,376)	(246,242)	(385,097)	(589,854)	(272,183)
Recoveries
Commercial	9,145	5,693	827	11,299	1,122
Real estate	13,075	12,128	97	16	—
Real estate - construction	—	1,105	6	46	161
Total recoveries	22,220	18,926	930	11,361	1,283
Net charge offs	(74,156)	(227,316)	(384,167)	(578,493)	(270,900)
Charge offs upon transfer to held for sale	(1,644)	(41,160)	(42,353)	(33,907)	(20,991)
Deconsolidation of 2006-A Trust	—	—	(138,134)	—	—
Provision for loan and lease losses	39,442	92,985	307,080	775,252	576,805
Balance as of end of year	$117,273	$153,631	$329,122	$586,696	$423,844
Allowance for loan and lease losses ratio	1.9%	2.7%	5.4%	7.1%	4.5%
Provision for loan and lease losses as a percentage of average loans outstanding	0.7%	1.6%	4.2%	9.4%	6.1%
Net charge offs as a percentage of average loans outstanding	1.3%	4.6%	5.8%	7.3%	3.1%
The allowance for loan and lease losses allocated to each category of loans and the percentage of each category to our total loan portfolio as of December 31, 2012, 2011, 2010, 2009 and 2008 was as follows:

	December 31,
	2012	2011		2010	2009	2008
	($ in thousands)
Allocation by Category
Commercial	$64,494	$103,327		$229,144	$261,392	$306,505
Real estate	50,526	50,103		78,572	138,575	67,698
Real estate - construction	2,253	201		21,406	186,729	49,641
Total allowance for loan and lease losses	$117,273	$153,631		$329,122	$586,696	$423,844
Percentage of ALLL to Total Loan Portfolio by Category
Commercial	1.8%	3.0%		5.5%	5.3%	5.1%
Real estate	2.0%	2.3%		4.4%	6.9%	3.5%
Real estate - construction	5.0%	0.3%		7.4%	15.4%	3.6%
Total	1.9%	2.7%	100.0%	5.3%	7.2%	4.6%
Our allowance for loan and lease losses decreased by $36.3 million to $117.3 million as of December 31, 2012 from $153.6 million as of December 31, 2011. This decrease consisted of a $16.4 million decrease in general reserves and a $19.9 million decrease in specific reserves on impaired loans as further described below.
As of December 31, 2012, the unpaid principal balance of non-impaired loans was $6.0 billion, and the associated general reserves were $110.8 million, representing an effective general reserve percentage of 1.9%. As of December 31, 2011, the unpaid principal balance of non-impaired loans was $5.3 billion, and the associated general reserves were $127.2 million, representing an effective general reserve percentage of 2.4%. The effective general reserve percentage was lower at December 31, 2012 than the prior year because the loan portfolio had more favorable credit performance attributes such as the following:

•	The level at which loans were becoming newly impaired during 2012 was lower than during 2011;

•
A greater portion of non-impaired loans were originated within the CapitalSource Bank segment, and CapitalSource Bank loan originations have performed better than those originated in 2007, 2006, and 2005;

•	Certain loan types where we had experienced a disproportionately high degree of historical charge offs comprise a substantially lower amount of the non-impaired loans at the end of 2012; and

•	The real estate loans in place at December 31, 2012 were predominately originated after 2008 and have performed substantially better than those originated in 2007, 2006, and 2005.
Impaired loans
We employ a quarterly process to both identify impaired loans and record appropriate specific reserves based on available collateral and other borrower-specific information. We consider a loan to be impaired when, based on current information, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement. In this regard, impaired loans include those loans where we expect to encounter a significant delay in the collection of, and/or shortfall in the amount of contractual payments due to us as well as loans that we have assessed as impaired, but for which we ultimately expect to collect all payments. Each quarter, we determine each impaired loan's fair value. The fair value is either i) the present value of payments expected to be received discounted at the loan's effective interest rate, ii) the fair value of the collateral for collateral dependent loans, or iii), the impaired loan's observable market price. Each impaired loan's fair value is compared to the recorded investment in the impaired loan. If a shortfall exists, a specific reserve is established. The specific reserves in place at each period end are directly related to the population of impaired loans in place at each period end.
As of December 31, 2012 and 2011, our non-impaired and impaired loan balances was as follows:

	December 31,
	2012	2011
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$5,986,768	$5,333,669
General reserves allocated	110,790	127,183
Effective reserve %	1.9%	2.4%
Impaired loans
Unpaid principal balance	$206,090	$425,321
Specific reserves allocated(1)	6,483	26,448
Original legal balance previously charged off(2)	162,462	191,278
Total cumulative charge offs and specific reserves	168,945	217,726
Legal balance	407,147	654,642
Expected total loss of the legal balance (%)	41.5%	33.3%
_______________________________________

(1)
The decrease in specific reserves from December 31, 2011 to December 31, 2012 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $11.5 million, ii) reversals of specific reserves for loans impaired as of December 31, 2011 net of related reversals or charge offs of $13.9 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the year ended December 31, 2012 for $5.5 million. The specific reserves in place at December 31, 2012 and at December 31, 2011 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.
Adversely Classified Items Coverage Ratio
The Adversely Classified Items Coverage Ratio is a common regulatory metric used to assess the credit risk profile of a bank. The ratio compares the sum of the loans rated Substandard or Doubtful (plus any associated unfunded commitments, REO, foreclosed assets and investments rated Substandard) to the sum of the Tier 1 regulatory capital plus the allowance for loan and lease losses.  As of December 31, 2012 and 2011, the ratio was 32.1% and 63.7%, respectively.

	December 31,
	2012	2011
	($ in thousands)

Substandard loans and associated unfunded commitments	$355,884	$904,507
REO and foreclosed assets	11,796	39,740
Substandard investment securities	39,105	22,693
Total classified items	$406,785	$966,940

Tier 1 capital	$1,150,770	$1,363,967
Allowance for loan and lease losses	117,273	153,631
Total Tier 1 capital plus allowance for loan and lease losses	$1,268,043	$1,517,598

Adversely classified items coverage ratio	32.1%	63.7%

CapitalSource Bank Segment
As of December 31, 2012 and 2011, the CapitalSource Bank segment included:

	December 31,
	2012	2011
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$230,305	$317,455
Investment securities, available-for-sale	1,052,775	1,159,119
Investment securities, held-to-maturity	108,233	111,706
Loans held for sale	—	129,946
Loans held for investment, net(2)	5,618,810	4,734,470
Allowance for loan and lease losses	(98,905)	(94,650)
Interest receivable	24,598	28,960
Other investments(3)	22,795	23,774
Goodwill	173,135	173,135
Deferred tax assets, net(4)	3,492	12,586
FHLB SF stock	28,200	27,792
Other assets	206,463	168,244
Total	$7,369,901	$6,792,537
Liabilities:
Deposits	$5,579,270	$5,124,995
FHLB SF borrowings	595,000	550,000
Other borrowings	85,179	51,548
Total	$6,259,449	$5,726,543
_______________________________________

(1)	As of December 31, 2012 and 2011, the amounts include restricted cash of $48.2 million and $0.8 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

(4)	Includes short-term and long-term deferred income tax assets, net of related valuation allowance.
Cash and Cash Equivalents
Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less.

Investment Securities, Available-for-Sale and Held-to-Maturity
Investment securities, available-for-sale, consists of Agency callable notes, Agency debt, Agency MBS, Non-agency MBS, and U.S. Treasury and agency securities. CapitalSource Bank pledged a portion of its investment securities, available-for-sale, to the FHLB SF, the FRB and various state and local agencies as a source of borrowing capacity as of December 31, 2012. For additional information, see Note 5, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.
Investment securities, held-to-maturity, consists of commercial mortgage-backed securities rated BBB or higher. CapitalSource Bank pledges a portion of its investment securities, held-to-maturity, to the FHLB SF and the FRB as a source of borrowing capacity. For additional information on our investment securities, held-to-maturity, see Note 5, Investments, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.
CapitalSource Bank Loan Portfolio Composition
As of December 31, 2012 and 2011, the composition of the CapitalSource Bank loan portfolio by loan type was as follows:

	December 31,
	2012		2011
	($ in thousands)
Commercial	$3,137,863	56%	$2,640,777	56%
Real estate	2,446,914	43%	2,082,130	43%
Real estate - construction	34,033	1%	11,563	1%
Total(1)	$5,618,810	100%	$4,734,470	100%
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.
CapitalSource Bank Loan Balances by Maturities
As of December 31, 2012, the contractual maturities of the CapitalSource Bank loan portfolio by loan type were as follows:

	Due in One Year or Less	Due After One to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$177,569	$2,291,664	$668,630	$3,137,863
Real estate	40,055	1,253,185	1,153,674	2,446,914
Real estate - construction	—	11,592	22,441	34,033
Total loans(1)	$217,624	$3,556,441	$1,844,745	$5,618,810
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.
CapitalSource Bank Sensitivity in Loans to Changes in Interest Rates
As of December 31, 2012, approximately 81% of the CapitalSource Bank accruing adjustable rate portfolio was subject to an interest rate floor. Due to low market interest rates as of December 31, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on accruing loans was 1.00% as of December 31, 2012. To the extent the underlying indices subsequently increase, CapitalSource Bank's interest yield on this portfolio will not rise as quickly due to the effect of the interest rate floors.

As of December 31, 2012, the composition of CapitalSource Bank loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial	Real Estate	Real Estate - Construction
	($ in thousands)
1-Month LIBOR	$1,218,673	$978,447	$11,592	$2,208,712	39%
2-Month LIBOR	38,389	778	—	39,167	1%
3-Month LIBOR	698,847	134,551	—	833,398	15%
6-Month LIBOR	118,918	66,165	—	185,083	3%
6-Month EURIBOR	—	4,090	—	4,090	—%
Prime	376,385	181,919	20,718	579,022	10%
Other	28,237	47,706	—	75,943	1%
Treasuries	—	10,672	—	10,672	1%
Total adjustable rate loans	2,479,449	1,424,328	32,310	3,936,087	70%
Fixed rate loans	626,227	1,012,772	1,723	1,640,722	29%
Loans on non-accrual status	32,187	9,814	—	42,001	1%
Total loans(1)	$3,137,863	$2,446,914	$34,033	$5,618,810	100%
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale at lower of cost or fair value.
FHLB SF Stock
Investments in FHLB SF stock are recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but can generally be sold back to the FHLB SF at par value upon stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2012.
Deposits
As of December 31, 2012 and 2011, a summary of CapitalSource Bank's deposits by product type and the maturities of the certificates of deposit were as follows:

	December 31,
	2012		2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in thousands)
Interest-bearing deposits:
Money market	$257,961	0.49%	$260,032	0.73%
Savings	704,890	0.52%	836,521	0.76%
Certificates of deposit	4,616,419	0.94%	4,028,442	1.14%
Total interest-bearing deposits	$5,579,270	0.87%	$5,124,995	1.06%

	December 31, 2012
	Balance	Weighted Average Rate
	($ in thousands)
Remaining maturity of certificates of deposit:
0 to 3 months	$770,982	0.77%
4 to 6 months	671,912	0.81%
7 to 9 months	1,193,202	0.95%
10 to 12 months	1,374,004	0.95%
Greater than 12 months	606,319	1.30%
Total certificates of deposit	$4,616,419	0.94%
For the years ended December 31, 2012 and 2011, the average balances and the weighted average interest rates on deposit categories in excess of 10% of average total deposits were as follows:

	December 31,
	2012		2011
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	($ in thousands)
Savings deposits	$1,053,480	0.58%	$1,032,580	0.80%
Time deposits	4,310,974	1.03%	3,775,561	1.20%
Total deposits	$5,364,454	0.95%	$4,808,141	1.11%
As of December 31, 2012, the composition of certificates of deposit in the amount of $100,000 or more and categorized by time remaining to maturity was as follows ($ in thousands):

0 to 3 months	$381,292
4 to 6 months	315,173
7 to 12 months	1,553,439
Greater than 12 months	345,795
Total certificates of deposit in the amount of $100,000 or more	2,595,699
All other certificates of deposit	2,020,720
Total certificates of deposit	$4,616,419
FHLB SF Borrowings
FHLB SF borrowings increased to $595.0 million as of December 31, 2012 from $550.0 million as of December 31, 2011. These borrowings were used primarily for interest rate risk management and short-term funding purposes. The weighted-average remaining maturities of the borrowings were approximately 3.2 years and 3.7 years as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, the remaining maturity and the weighted average interest rate of FHLB SF borrowings were as follows:

	Balance	Weighted Average Rate
	($ in thousands)
Less than 1 year	$43,000	1.36%
After 1 year through 2 years	85,000	1.75%
After 2 years through 3 years	112,500	1.85%
After 3 years through 4 years	199,000	1.97%
After 4 years through 5 years	88,000	1.33%
After 5 years	67,500	2.21%
Total	$595,000	1.80%
Credit Quality and Allowance for Loan and Lease Losses
Non-performing loans
The outstanding unpaid principal balances of non-performing loans in the CapitalSource Bank loan portfolio as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	($ in thousands)
Non-accrual loans
Commercial	$32,187	$46,777
Real estate	9,814	69,509
Real estate - construction	—	—
Total loans on non-accrual	$42,001	$116,286
Accruing loans contractually past-due 90 days or more
Commercial	$—	$—
Real estate	—	—
Real estate - construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$—
Total non-performing loans
Commercial	$32,187	$46,777
Real estate	9,814	69,509
Real estate - construction	—	—
Total non-performing loans	$42,001	$116,286
__________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
Certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are loans that are not considered non-performing loans, as disclosed in the table above, or loans that have been restructured in a TDR, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. As of December 31, 2012, we had $1.9 million in potential problem loans related to six loans for which we have determined that it is probable that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreements, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis. As of December 31, 2011, we had $4.8 million in potential problem loans related to eleven loans for which we have determined that it is probable that we will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, but we have concluded that repayment in full of the loans is fully supported by existing collateral or an enterprise valuation of the borrower in accordance with our most recent valuation analysis.

Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	December 31,
	2012	2011
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$20,210	$1,910
90+ days delinquent	6,330	17,645
Total delinquent non-accrual loans	$26,540	$19,555
Accruing loans
30-89 days delinquent	$4,285	$7,974
90+ days delinquent	—	—
Total delinquent accruing loans	$4,285	$7,974
Allowance for loan and lease losses
The activity in the allowance for loan and lease losses for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Balance as of beginning of year	$94,650	$124,878	$152,508
Charge offs:
Commercial	(17,349)	(5,237)	(4,854)
Real estate	(8,592)	(33,959)	(70,437)
Real estate - construction	—	(11,530)	(46,103)
Total charge offs	(25,941)	(50,726)	(121,394)
Recoveries:
Commercial	1,081	604	—
Real estate	12,923	11,670	—
Real estate - construction	—	1,019	—
Total recoveries	14,004	13,293	—
Net charge offs	(11,937)	(37,433)	(121,394)
Charge offs upon transfer to held for sale	—	(20,334)	(23,341)
Provision for loan and lease losses:
General	12,486	(38,410)	(11,003)
Specific	3,706	65,949	128,108
Total provision for loan and lease losses	16,192	27,539	117,105
Balance as of end of year	$98,905	$94,650	$124,878
Allowance for loan and lease losses ratio	1.8%	2.0%	3.3%
Provision for loan and lease losses as a percentage of average loans outstanding	0.3%	0.7%	3.4%
Net charge offs as a percentage of average loans outstanding	0.2%	1.4%	4.2%
Our allowance for loan and lease losses increased by $4.3 million to $98.9 million as of December 31, 2012 from $94.6 million as of December 31, 2011. This increase was comprised of a $12.5 million increase in general reserves and an $8.2 million decrease in specific reserves on impaired loans.
As of December 31, 2012, the unpaid principal balance of non-impaired loans was $5.6 billion, and the associated general reserves were $97.1 million, representing an effective general reserve percentage of 1.7%. As of December 31, 2011, the unpaid principal balance of non-impaired loans was $4.8 billion, and the associated general reserves were $84.6 million, representing an effective general reserve percentage of 1.8%. The effective general reserve percentage was slightly lower at December 31, 2012 than the prior year end because the loan portfolio more favorable credit performance attributes. The total increase in the general reserve of $12.5 million was attributable to net loan growth and certain qualitative increases to the general reserves related to the slow economic recovery, global economic conditions, and changing loan portfolio concentrations.
Impaired loans
We employ a formal quarterly process to both identify impaired loans and record specific reserves in accordance with the Company policy. For additional information, see Credit Quality and Allowance for Loan and Lease Losses - Consolidated within this section.
As of December 31, 2012 and December 31, 2011, our non-impaired and impaired loan balances was as follows:

	December 31,
	2012	2011
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$5,607,591	$4,787,389
General reserves allocated	97,074	84,588
Effective reserve %	1.7%	1.8%
Impaired loans
Unpaid principal balance	$58,947	$124,138
Specific reserves allocated(1)	1,831	10,063
Original legal balance previously charge off(2)	39,941	46,959
Total cumulative charge offs and specific reserves	41,772	57,022
Legal balance	103,936	179,100
Expected total loss of the legal balance (%)	40.2%	31.8%
__________________________________

(1)
The decrease in specific reserves from December 31, 2011 to December 31, 2012 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $1.0 million, ii) reversals of specific reserves for loans impaired as of December 31, 2011 net of related reversals or charge offs of $9.0 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the year ended December 31, 2012 for $1.8 million. The specific reserves in place at December 31, 2012 and at December 31, 2011 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.
We believe the origination strategy and underwriting practices in place support a loan portfolio with normal, acceptable degrees of credit risk. We acknowledge, however, that some of our lending products have greater credit risk than others. The categories with more credit risk than others are those that have comprised a greater degree of our historical charge offs. For the years ended December 31, 2011 and 2010 commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception comprised 71.0% and 93.0%, respectively, of those years' charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception have a higher degree of credit risk than other lending products in our portfolio. As of December 31, 2012 and 2011, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception totaled $53.7 million and $202.6 million, respectively, or 1.0% and 1.1% of total loans, respectively.
Troubled Debt Restructurings
During the years ended December 31, 2012 and 2011, loans with an aggregate carrying value of $135.7 million and $146.0 million, respectively, as of their respective restructuring dates, were involved in TDRs. Loans involved in these TDRs are considered impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. There were $0.7 million and $1.6 million of specific reserves allocated to loans that were involved in TDRs as of December 31, 2012 and 2011, respectively.
Certain TDRs are the product of a workout strategy involving an "A note/ B note" structure, in which the B note component is fully charged off. This workout strategy results in an A note equaling a balance the borrower can service and is underwritten to a loan to value ratio based on the current collateral valuation. The A note may be assigned an internal risk rating of pass based on the revised terms and management's assessment of the borrower's ability and intent to repay. The A note is structured at a market interest rate, and the A note debt service is typically covered by the in-place property operations allowing it to be placed on accrual status. The reduced loan amount induces the borrower to continue to support the loan and maintain the collateral despite the observed reduction in the collateral value. The B note usually bears no interest or an interest rate significantly below the market rate. The A note contains amortization provisions, and the B note requires amortization only after the full repayment of the A note.

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
During 2010, CapitalSource Bank restructured, in TDRs, three commercial real estate loans into new loans using an “A note / B note” structure in which the B note component was fully charged off. The contractual principal balances of these three loans prior to the restructurings totaled $91.6 million. In connection with the restructurings, $8.8 million of debt was forgiven and $4.9 million was collected as principal payments, leaving $59.9 million of A notes and $18.2 million of B notes. In March 2011, one of these A / B note arrangements with an aggregate carrying value of $21.1 million as of December 31, 2010 was repaid in full, including the previously charged off $9.6 million B note. As of December 31, 2011, the aggregate carrying value of the remaining two A notes was $35.7 million and the remaining two B notes had no aggregate carrying value. In January 2012, one of the remaining two A/B note arrangements with an aggregate carrying value of $12.0 million as of December 31, 2011 was repaid in full. The $2.3 million B note of this arrangement was forgiven as part of the TDR restructure. In September 2012, the last remaining A/B note arrangement with an aggregate carrying value of $22.8 million as of June 30, 2012 was repaid in a discounted payoff that resulted in a recovery of $4.7 million.
In January 2012, CapitalSource Bank restructured, as a TDR, a commercial real estate loan into new loans using an A note / B note / C note structure similar to the A note / B note structure described above. The contractual principal balance of the loan prior to the restructure totaled $61.0 million, of which $11.2 million was previously charged off during the year ended December 31, 2011. The January 2012 restructure resulted in a $47.4 million A note, a $2.4 million B note and a $11.2 million C note, in which the C note represents the amount of the loan previously charged off. During January 2012, the B note was repaid in full. During December 2012, the remaining A and C notes were repaid in a discounted payoff that resulted in a recovery of $7.9 million.
Adversely Classified Items Coverage Ratio
The Adversely Classified Items Coverage Ratio is a common regulatory metric used to assess the credit risk profile of a bank. The ratio compares the sum of the loans rated Substandard or Doubtful (plus any associated unfunded commitments, REO, foreclosed assets and investments rated Substandard) to the sum of the Tier 1 regulatory capital plus the allowance for loan and lease losses.  As of December 31, 2012 and 2011, the ratio was 11.5% and 29.8%, respectively.

	December 31,
	2012	2011
	($ in thousands)

Substandard loans and associated unfunded commitments	$113,682	$283,802
REO and foreclosed assets	5,135	5,902
Total classified items	$118,817	$289,704

Tier 1 capital	$933,837	$877,746
Allowance for loan and lease losses	98,905	94,650
Total Tier 1 capital plus allowance for loan and lease losses	$1,032,742	$972,396

Adversely classified items coverage ratio	11.5%	29.8%

Other Commercial Finance Segment
As of December 31, 2012 and 2011, our consolidated balance sheet included:

	December 31,
	2012	2011
	($ in thousands)
Assets:
Cash and cash equivalents(1)	$172,825	$206,577
Investment securities, available-for-sale	26,250	28,883
Loans held for sale	22,719	63,205
Loans held for investment, net(2)	520,420	955,677
Allowance for loan and lease losses	(18,368)	(58,981)
Interest receivable	4,514	9,836
Other investments(3)	37,568	57,472
Deferred tax assets, net(4)	359,864	32,858
Other assets	52,719	225,964
Total	$1,178,511	$1,521,491
Liabilities:
Borrowings	$587,926	$774,493
Other liabilities	78,672	240,534
Total	$666,598	$1,015,027

_______________________________________

(1)	As of December 31, 2012 and 2011, the amounts include restricted cash of $55.9 million and $64.6 million, respectively.

(2)	Includes deferred loan fees and discounts.

(3)	Includes investments carried at cost, investments carried at fair value and investments accounted for under the equity method.

(4)	Includes short-term and long-term deferred income tax assets, net of related valuation allowance.
Cash and Cash Equivalents
Cash and cash equivalents consist of amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an initial maturity of three months or less.
Investment Securities, Available-for-Sale
Investment securities, available-for-sale consist of our interests in the 2006-A Trust of $26.3 million for the year ended December 31, 2012.
Other Investments
The Parent Company has made investments in some of our clients in connection with the loans provided to them. These investments usually include equity interests such as common stock, preferred stock, limited liability company interests, limited partnership interests and warrants. Such equity interests are typically acquired on substantially similar terms as the private equity sponsors that invested in the client in part with our loan proceeds. The Parent Company has also made investments in private equity funds which are managed by firms that typically invested in one or more of our clients to whom we lent.

Other Commercial Finance Loan Portfolio Composition
As of December 31, 2012 and 2011, the composition of the Other Commercial Finance loan portfolio by loan type was as follows:

	December 31,
	2012		2011
	($ in thousands)
Commercial	$456,780	88%	$850,482	89%
Real estate	52,653	10	51,080	5
Real estate - construction	10,987	2	54,115	6
Total(1)	$520,420	100%	$955,677	100%
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
Other Commercial Finance Loan Balances by Maturities
As of December 31, 2012, the contractual maturities of the Other Commercial Finance loan portfolio by loan type were as follows:

	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years	Total
	($ in thousands)
Commercial	$197,129	$259,624	$27	$456,780
Real estate	17,002	35,498	153	52,653
Real estate - construction	10,987	—	—	10,987
Total(1)	$225,118	$295,122	$180	$520,420
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
Other Commercial Finance Sensitivity in Loans to Changes in Interest Rates
As of December 31, 2012, approximately 97% of the adjustable rate loan portfolio comprised loans that are subject to an interest rate floor and were accruing interest. Due to low market interest rates as of December 31, 2012, substantially all loans with interest rate floors were bearing interest at such floors. The weighted average spread between the floor rate and the fully indexed rate on accruing loans was 1.70% as of December 31, 2012. To the extent the underlying indices subsequently increase, the interest yield on these adjustable rate loans will not rise as quickly due to the effect of the interest rate floors.
As of December 31, 2012, the composition of Other Commercial Finance loan balances by adjustable rate index and by loan type was as follows:

	Loan Type			Total	Percentage
	Commercial	Real Estate	Real Estate - Construction
	($ in thousands)
1-Month LIBOR	$137,494	$254	$—	$137,748	26%
3-Month LIBOR	76,179	1,209	—	77,388	15
Prime	195,894	12	—	195,906	38
Total adjustable rate loans	409,567	1,475	—	411,042	79
Fixed rate loans	—	34,117	—	34,117	7
Loans on non-accrual status	47,213	17,061	10,987	75,261	14
Total loans(1)	$456,780	$52,653	$10,987	$520,420	100%
_______________________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

Credit Quality and Allowance for Loan and Lease Losses
Non-performing loans
The outstanding unpaid principal balances of non-performing loans in Other Commercial Finance loan portfolio as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	($ in thousands)
Non-accrual loans
Commercial	$47,213	$97,874
Real estate	17,061	31,944
Real estate - construction	10,987	24,087
Total loans on non-accrual	$75,261	$153,905
Accruing loans contractually past-due 90 days or more
Commercial	—	$—
Real estate	—	5,603
Real estate - construction	—	—
Total accruing loans contractually past-due 90 days or more	$—	$5,603
Total non-performing loans
Commercial	$47,213	$97,874
Real estate	17,061	37,547
Real estate - construction	10,987	24,087
Total non-performing loans	$75,261	$159,508
_______________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
Certain loans within our portfolio have been identified as potential problem loans. Potential problem loans are loans that are not considered non-performing loans, as disclosed in the table above, or loans that have been restructured in a TDR, but loans where management is aware of information regarding potential credit problems of a borrower that leads to serious doubts as to the ability of such borrower to comply with the loan repayment terms. Such credit problems could eventually result in the loans being reclassified as non-performing loans. We had no potential problem loans as of December 31, 2012 and 2011.
Delinquent loans
The following table presents the balance of the non-accrual and accruing loans that are delinquent as of the date of the balance sheet:

	December 31,
	2012	2011
	($ in thousands)
Non-accrual loans
30-89 days delinquent	$56	$2,407
90+ days delinquent	35,002	72,548
Total delinquent non-accrual loans	$35,058	$74,955
Accruing loans
30-89 days delinquent	$—	$422
90+ days delinquent	—	5,603
Total delinquent accruing loans	$—	$6,025
Allowance for loan and lease losses

The activity in the allowance for loan and lease losses for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Balance as of beginning of year	$58,981	$204,244	$434,188
Charge offs:
Commercial	(57,478)	(157,340)	(140,827)
Real estate	(3,173)	(16,919)	(42,067)
Real estate - construction	(9,784)	(21,257)	(80,809)
Total charge offs	(70,435)	(195,516)	(263,703)
Recoveries:
Commercial	8,064	5,089	827
Real estate	152	458	97
Real estate - construction	—	86	6
Total recoveries	8,216	5,633	930
Net charge offs	(62,219)	(189,883)	(262,773)
Charge offs upon transfer to held for sale	(1,644)	(20,826)	(19,012)
Deconsolidation of 2006-A term debt securitization	—	—	(138,134)
Provision for loan and lease losses:
General	(28,879)	(84,560)	(117,161)
Specific	52,129	150,006	307,136
Total provision for loan and lease losses	23,250	65,446	189,975
Balance as of end of year	$18,368	$58,981	$204,244
Allowance for loan and lease losses ratio	3.5%	6.1%	8.8%
Provision for loan and lease losses as a percentage of average loans outstanding	2.8%	4.1%	4.8%
Net charge offs as a percentage of average loans outstanding	7.7%	13.1%	7.2%
Our allowance for loan and lease losses decreased by $40.6 million to $18.4 million as of December 31, 2012 from $59.0 million as of December 31, 2011. This decrease comprised a $28.9 million decrease in general reserves and a $11.7 million decrease in specific reserves on impaired loans as further described below.
As of December 31, 2012, the unpaid principal balance of non-impaired loans was $379.2 million, and the associated general reserves were $13.7 million, representing an effective general reserve percentage of 3.6%. As of December 31, 2011, the unpaid principal balance of non-impaired loans was $670.4 million, and the associated general reserves were $42.6 million, representing an effective general reserve percentage of 6.4%. The effective general reserve percentage was lower at December 31, 2012 than the prior year end because the loan portfolio had more favorable credit performance attributes. Specifically, between December 31, 2011 and 2012 there was a decline in the balance of certain non-impaired commercial loans categories with poor credit performance that carried disproportionately higher general reserves. The balances of these loans declined due to pay offs or by becoming impaired and becoming subject to a specific reserve evaluation.
Impaired loans
We employ a formal quarterly process to both identify impaired loans and record specific reserves in accordance with the Company policy. For additional information, see Credit Quality and Allowance for Loan and Lease Losses - Consolidated within this section.

As of December 31, 2012 and 2011, our non-impaired and impaired loan balances was as follows:

	December 31,
	2012	2011
	($ in thousands)
Non-impaired loans
Unpaid principal balance	$379,177	$670,417
General reserves allocated	13,716	42,596
Effective reserve %	3.6%	6.4%
Impaired loans
Unpaid principal balance	$147,143	$301,183
Specific reserves allocated(1)	4,652	16,385
Original legal balance previously charged off(2)	122,521	144,319
Total cumulative charge offs and specific reserves	127,173	160,704
Legal balance	303,211	475,500
Expected total loss of the legal balance (%)	41.9%	33.8%
__________________________________

(1)
The decrease in specific reserves from December 31, 2011 to December 31, 2012 stems from the net effect of i) loan resolutions of impaired loans with existing specific reserves of $10.5 million, ii) reversals of specific reserves for loans impaired as of December 31, 2011 net of related reversals or charge offs of $4.9 million, and iii) new specific reserves net of related charge offs for loans new to impairment status during the year ended December 31, 2012 for $3.7 million. The specific reserves in place at December 31, 2012 and at December 31, 2011 reduce the carrying values of our impaired loans to the amounts we expect to collect.

(2)	The original legal balance of that portfolio had been previously charged off as collection was deemed remote for portions of these loans.
In the Other Commercial Finance portfolio, the areas with more credit risk than others are those that have comprised a greater degree of our historical charge offs. For the years ended December 31, 2011 and 2010, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception comprised 22.0% and 48.0%, respectively, of those years' charge offs. As such, we believe commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception have a higher degree of credit risk than other lending products in our portfolio. As of December 31, 2012 and 2011, commercial real estate loans, excluding healthcare real estate loans, originated prior to the Bank's July 2008 inception totaled $49.4 million and $50.5 million, respectively, or 9.0% and 7.0% of total loans, respectively. Additionally, cash flow based commercial loans originated prior to the Bank's July 2008 inception are considered to be higher risk based on historical charge offs. For the years ended December 31, 2011 and 2010, cash flow based commercial loans originated prior to the Bank's July 2008 inception comprised 55% and 40%, respectively, of those years' charge offs. As of December 31, 2012 and 2011, cash flow based commercial loans originated prior to the Bank's July 2008 inception totaled $336.6 million and $588.7 million, respectively, or 61.2% and 56.9% of total loans, respectively.
Troubled Debt Restructurings
During the years ended December 31, 2012 and 2011, loans with an aggregate carrying value of $34.8 million and $204.9 million, respectively, as of their respective restructuring dates, were involved in TDRs. Additionally, loans involved in these TDRs are assessed as impaired, generally for a period of at least one year following the restructuring, assuming the loan performs under the restructured terms and the restructured terms were at market. The specific reserves allocated to loans that were involved in TDRs were $0.9 million and $5.8 million as of December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources
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
As of December 31, 2012, we had $1.0 billion of unfunded commitments to extend credit to our clients, of which $922.4 million were commitments of CapitalSource Bank and $88.5 million were commitments of the Parent Company. Due to their nature, we cannot know with certainty the aggregate amounts we will be required to fund under these unfunded commitments. In many cases, our obligation to fund unfunded commitments is subject to our clients' ability to provide collateral to secure the requested additional fundings, the collateral's satisfaction of eligibility requirements, our clients' ability to meet specified preconditions to borrowing, including compliance with the loan agreements, and/or our discretion pursuant to the terms of the loan agreements. In other cases, however, there are no such prerequisites or discretion to future fundings by us, and our clients may draw on these unfunded commitments at any time. We forecast adequate liquidity to fund the expected borrower draws under these commitments.
CapitalSource Bank Liquidity
CapitalSource Bank's sources and uses of liquidity are as follows:
Liquidity Sources

•	Deposits;

•	Payments of principal and interest on loans and securities;

•	Cash equivalents;

•	Borrowings from the FHLB SF(1);

•	State and Local Agency Deposits(1);

•	Brokered Certificates of Deposit(1);

•	Capital contributions(1);

•	Borrowings from the Parent Company(1);

•	Borrowings from banks or the FRB(1);

•	Loan sales(1); and

•	Issuance of debt securities(1).
Liquidity Uses

•	Funding new and existing loans;

•	Purchasing investment securities;

•	Funding net deposit outflows;

•	Operating expenses;

•	Income taxes(2); and

•	Dividends.
(1)    Represents secondary sources of funding.
(2)    Paying income taxes is pursuant to our intercompany tax allocation arrangement.
We intend to maintain sufficient liquidity at CapitalSource Bank to meet depositor demands and fund loan commitments and operations as well as to maintain liquidity ratios required by our regulators. CapitalSource Bank operates in accordance with the remaining conditions imposed and contractual agreements entered in connection with regulatory approvals obtained upon its formation, including requirements that CapitalSource Bank is required to maintain a total risk-based capital ratio of not less than 15%, capital levels required for a bank to be considered “well- capitalized” under relevant banking regulations. In addition, we have a policy to maintain 7.5% of CapitalSource Bank's assets in unencumbered cash, cash equivalents and available-for-sale investments. In accordance with regulatory guidance, we have identified, modeled and planned for the financial, capital and liquidity impact of various events, including stress scenarios that would cause a large outflow of deposits, a reduction in borrowing capacity, a material increase in loan funding obligations, a material increase in credit costs or any combination of these events. We anticipate that CapitalSource Bank would be able to maintain sufficient liquidity and ratios in excess of its required minimum ratios in these events and scenarios. CapitalSource Bank has a contingency funding plan which contains the steps the Company would take to mitigate a liquidity crisis.
CapitalSource Bank's primary source of liquidity is deposits, most of which are in the form of certificates of deposit. As of December 31, 2012, deposits at CapitalSource Bank were $5.6 billion. We utilize various product, pricing and promotional strategies in our deposit business, so that we are able to obtain and maintain sufficient deposits to meet our liquidity needs. For additional information, see Note 7, Deposits, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.
CapitalSource Bank supplements its liquidity with borrowings from the FHLB SF. As of December 31, 2012, CapitalSource Bank had financing availability with the FHLB SF equal to 35.0% of CapitalSource Bank's total assets. The maximum financing available under this formula was $2.6 billion and $2.3 billion as of December 31, 2012 and 2011, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of December 31, 2012, securities collateral with an estimated fair value of $202.4 million and loans with an unpaid principal balance of $724.1 million were pledged to the FHLB SF. Securities and loans pledged to the FHLB SF are subject to an advance rate in determining borrowing capacity.
As of December 31, 2012 and 2011, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	December 31,
	2012	2011
	($ in thousands)
Borrowing capacity	$841,309	$838,531
Less: outstanding principal	(595,000)	(550,000)
Less: outstanding letters of credit	(300)	(600)
Unused borrowing capacity	$246,009	$287,931
CapitalSource Bank participates in the primary credit program of the FRB of San Francisco's discount window under which approved depository institutions are eligible to borrow from the FRB for periods of up to 90 days. As of December 31, 2012, collateral with an estimated fair value of $88.4 million had been pledged under this program, and there were no borrowings outstanding under this program.
CapitalSource Bank also maintains a portfolio of investment securities. As of December 31, 2012, CapitalSource Bank had $182.1 million of unrestricted cash and cash equivalents and $1.1 billion in investment securities, available-for-sale. The investment portfolio primarily comprises highly liquid securities that can be sold and converted to cash if additional liquidity needs arise.
Parent Company Liquidity
The Parent Company's liquidity sources and uses are as follows:
Liquidity Sources

•	Cash and cash equivalents;

•	Income tax payments from CapitalSource Bank(1);

•	Payments of principal and interest on loans and securities;

•	Asset sales;

•	Dividends from CapitalSource Bank(2);

•	Bank borrowings(3); and

•	Issuance of debt and equity securities.
Liquidity Uses

•	Interest and principal payments on existing debt;

•	Tax payments;

•	Operating expenses;

•	Share repurchases(4);

•	Debt repurchases and repayments;

•	Dividends; and

•	Funding unfunded commitments.
(1)    Pursuant to our intercompany tax allocation arrangement.
(2)    As permitted by banking regulations and guidelines.
(3)    Represents secondary sources of funding.
(4)    Pursuant to our Stock Repurchase Program.
Pursuant to agreements with our regulators, to the extent CapitalSource Bank independently is unable to do so, the Parent Company must maintain CapitalSource Bank's total risk-based capital ratio at not less than 15% and must maintain the capital levels of CapitalSource Bank at all times to meet the levels required for a bank to be considered “well-capitalized” under the relevant banking regulations. Additionally, pursuant to requirements of our regulators, the Parent Company has provided a $150.0 million unsecured revolving credit facility to CapitalSource Bank that CapitalSource Bank may draw on at any time it or the FDIC deems necessary. As of December 31, 2012, there were no amounts outstanding under this facility.
In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to two years. Subsequently, an additional $635.0 million was also authorized during the same period. In October 2012, the Board extended the program to include the period through December 31, 2013 and reset the authorization at $250.0 million. Collectively, we refer to these authorizations as the “Stock Repurchase Program.” During the year ended December 31, 2012 we repurchased 49.3 million shares of our common stock under the prior Board approved Stock Repurchase Program at an average price of $6.97 per share for a total purchase price of $344.2 million. During the year ended December 31, 2011, we repurchased 70.2 million shares of our common stock under the Stock Repurchase Program at an average price of $6.22 per share for a total purchase price of $438.8 million. During the year ended December 31, 2010, we repurchased 1.4 million shares or our common stock under the Stock Repurchase Program at an average price of $7.01 per share for a total purchase price of $9.9 million. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement. For additional information, see Note 10, Shareholders' Equity, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.
Special Purpose Entities
We use special purpose entities (“SPEs”) as part of our legacy funding activities, and we service loans that we have transferred to these entities. The use of these special purpose entities is generally required in connection with our non-recourse secured term debt financings to legally isolate from us loans that we transfer to these entities if we were to enter into a bankruptcy proceeding.
We evaluate all SPEs with which we are affiliated to determine whether such entities must be consolidated for financial statement purposes. If we determine that such entities represent variable interest entities, we consolidate these entities if we also determine that we are the primary beneficiary of the entity. For special purpose entities for which we determine we are not the primary beneficiary, we account for our economic interests in these entities in accordance with the nature of our investments. The assets and related liabilities of all special purpose entities that we use to issue our term debt are recognized in our accompanying audited consolidated balance sheets as of December 31, 2012 and 2011.
Commitments, Guarantees and Contingencies
As of December 31, 2012 and 2011, we had unfunded commitments to extend credit to our clients of $1.0 billion and $1.4 billion, respectively. Additional information on these contingencies is included in Note 16, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2012 and Liquidity and Capital Resources herein.
We have non-cancelable operating leases for office space and office equipment, which expire over the next twelve years and contain provisions for certain annual rental escalations. For additional information, see Note 16, Commitments and Contingencies, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.
We provide standby letters of credit in conjunction with several of our lending arrangements. As of December 31, 2012 and 2011, we had issued $54.2 million and $79.4 million, respectively, in letters of credit which expire at various dates over the next five years. If a borrower defaults on its commitment(s) subject to any letter of credit issued under these arrangements, we would be responsible to meet the borrower's financial obligation and would seek repayment of that financial obligation from the borrower. We also provide standby letters of credit under certain of our property leases.
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
During the year ended December 31, 2010, we sold all of our remaining direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs, if notified by the current owners of their intention to exercise their indemnification right, however, no such notification has been received to date. As of December 31, 2012, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.

From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.
Contractual Obligations
In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases and we have committed to contribute up to an additional $4.5 million to 18 private equity funds. The contractual obligations under our debt are included in our audited consolidated balance sheet as of December 31, 2012. The expected contractual obligations under our certificates of deposit, debt, operating leases and commitments under non-cancelable contracts as of December 31, 2012, were as follows:

	Certificates of Deposit	Term Debt(1)	Subordinated Debt(2)	FHLB Borrowings	Other(3)	Total
	($ in thousands)
2013	$4,010,101	$177,209	$—	$43,000	$13,326	$4,243,636
2014	479,719	—	—	85,000	10,738	575,457
2015	56,915	—	—	112,500	8,476	177,891
2016	44,540	—	—	199,000	6,968	250,508
2017	25,144	—	—	88,000	6,110	119,254
Thereafter	—	—	410,738	67,500	39,404	517,642
Total	$4,616,419	$177,209	$410,738	$595,000	$85,022	$5,884,388
______________________

(1)
The amounts are presented gross of unamortized discounts of $21 thousand on our term debt securitizations. Contractual obligations on our term debt securitizations are computed based on their estimated lives. The estimated lives are based upon the contractual amortization schedule of the underlying loans. These underlying loans are subject to prepayment, which could shorten the life of the term debt securitizations; conversely, the underlying loans may be amended to extend their term, which may lengthen the life of the term debt securitizations. At our option, we may substitute loans for prepaid loans up to specified limitations, which may also impact the life of the term debt securitizations.

(2)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.

(3)	Includes operating leases and non-cancelable contracts.
We enter into derivative contracts under which we either receive cash or are required to pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on our audited consolidated balance sheet as of December 31, 2012, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. Further discussion of derivative instruments is included in Note 2, Summary of Significant Accounting Policies and Note 18, Derivative Instruments, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.
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
Board Level Risk Oversight
While the full Board of Directors is responsible for risk oversight, the Risk Committee, the Audit Committee, the Asset/Liability Committee and the Compensation Committee and the Bank Credit Policy Committee provide direct oversight of risks arising from specific activities.
During 2012, the Board of Directors established a Board level Risk Committee. The Risk Committee monitors the organization's compliance with the Board-approved risk appetite statement and risk tolerance threshold as well as the organization's ongoing and potential exposure to other risks. Additionally, the Risk Committee oversees and approves company-wide risk management practices that assist the Board in (1) overseeing the executive team's identification and assessment of significant risks that the organization faces and establishment of a risk management infrastructure capable of addressing those risks; (2) overseeing and reviewing the risk-related responsibilities allocated among Board committees, while reviewing management's gap analysis no less than annually to determine management's appropriate oversight of strategic, financial, credit, market, liquidity, security, property, IT, legal, regulatory, compliance, reputational and other emerging risks; and (3) approving the Company's enterprise wide risk management framework. In carrying out its duties and responsibilities, the Risk Committee has the authority to meet with and seek any information it requires from employees, officers, directors, or external parties.
As part of the Board's risk oversight responsibility, it reviews management's capital and liquidity stress tests to evaluate possible outcomes in the event of adverse economic or market events. These stress tests have become a regular part of the Company's risk management and capital planning process.
The Audit Committee oversees financial and accounting risk, including internal controls. The Audit Committee receives periodic risk assessment reports from our internal audit department assessing the primary accounting and financial risks facing CapitalSource and management's considerations for mitigating these risks. The Audit Committee also assesses the guidelines and policies that govern the processes for identifying and assessing significant financial and accounting risks and formulating and implementing steps to minimize such risks and exposures. The Audit Committee considers risks in the financial reporting and disclosure process and review policies on financial risk control assessment and accounting risk exposure. The Audit Committee meets with management, including our Chief Executive Officer, Chief Financial Officer, our internal audit department and our independent registered public accounting firm in executive sessions at least quarterly, and with our General Counsel as necessary from time to time.
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
The Asset/Liability Committee meets periodically but no less frequently than quarterly and assists the Board in overseeing and reviewing our asset and liability strategies, including the significant policies, procedures and practices employed to manage these risks. The Asset/Liability Committee periodically reviews our liquidity and cash management.
The Compensation Committee monitors all of our compensation policies and practices, including our incentive compensation policies and practices, to ensure they are consistent with the Company's business strategies and in compliance with applicable laws and regulatory guidance. Management regularly assesses our compensation policies and practices to identify and mitigate compensation-related risks as appropriate.
The CapitalSource Bank Credit Policy Committee primarily oversees credit policy and credit risk management. The Credit Policy Committee of CapitalSource Bank regularly assesses the effectiveness of credit policies and administration, reviews the methodology for determining the appropriate amount of allowance for loan losses, and monitors the performance of the credit portfolio.
Management Level Risk Oversight
While the Board has ultimate oversight responsibility for our risk management, we have utilized management level committees to actively assess and manage risks across the Company. The Board has established an enterprise-wide management level Enterprise Risk Management (“ERM”) infrastructure that aligns with bank regulatory guidance. The ERM infrastructure is governed by a Board approved ERM Policy and Plan and administered by a management ERM Committee (“ERMC”) chaired by our Chief Compliance Officer. The ERMC comprises executive and senior level management and reports to the Board Risk Committee on enterprise-wide risks and risk management. The ERMC is responsible for implementing risk identification, assessment and monitoring systems, where applicable, and has oversight responsibility for the processes that identify, measure, mitigate and report on the Company's risk categories, including strategic, credit, liquidity, financial, market, regulatory compliance, legal, fraud, reputation, compensation and operational risks.
Credit Risk Management
Credit risk is the risk of loss arising from adverse changes in a client's or counterparty's ability to meet its financial obligations under agreed-upon terms. Credit risk exists primarily in our loan, lease and derivative portfolios and certain portions of our investment portfolio that may include investments such as non-agency MBS, non-agency ABS, CMBS and Collateralized Loan Obligations. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the client, the contractual terms of the agreement and the availability and quality of collateral. We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding with an individual counterparty, by obtaining collateral based on the nature of the lending arrangement and management's assessment of the client, and by applying uniform credit standards maintained for all activities with credit risk.

As appropriate, various committees evaluate and approve credit standards and oversee the credit risk management function related to our loans and other investments. These committees' primary responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring economic and market conditions having an impact on our credit-related activities and evaluating and monitoring overall credit risk and monitoring our clients' financial condition and performance.
Substantially all new loans have been originated at CapitalSource Bank, and we maintain a comprehensive credit policy manual for all loans that is supplemented by specific loan product underwriting guidelines. Among other things, the credit policy manual sets forth requirements that meet the regulations enforced by both the FDIC and the DFI. Examples of such requirements include the loan to value limitations for real estate secured loans, standards for real estate appraisals and other third-party reports and collateral insurance requirements.
Our underwriting guidelines outline specific underwriting standards and minimum specific risk acceptance criteria for each lending product offered. Loan types defined within these guidelines have three broad categories, within our commercial, real estate and real estate construction loan portfolios. These categories include asset-based loans, cash flow loans and real estate loans, and each of these broad categories has specific subsections that define in detail the following:

•	Loan structures, which includes the lien positions, amortization provisions and loan tenors;

•	Collateral descriptions and appropriate valuation methods;

•	Underwriting considerations which include recommended diligence and verification requirements; and

•
Specific risk acceptance criteria which enumerate for each loan type the minimum acceptable credit performance standards. Examples of these criteria include maximum loan-to-value percentages for real estate loans, maximum advance rates for asset-based loans and minimum debt service coverage ratios for most loans.

We measure and document each loan's compliance with our specific risk acceptance criteria at underwriting. If at underwriting, there is an exception to these criteria, an explanation of the factors that mitigate this additional risk is considered before an approval is granted. Upon the amendment of any loan agreement, we also measure a loan's compliance with our specific risk acceptance criteria. A record of which loans have exceptions to our specific risk acceptance criteria at underwriting or upon modification is maintained and is reported to the Credit Policy Committee of the Bank Board.
We continuously monitor a client's ability to perform under its obligations. Additionally, we manage the size and risk profile of our loan portfolio by syndicating loan exposure to other lenders and selling loans.
Under our credit risk management process, each loan is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on: the borrower's financial performance and financial standing, the borrower's ability to repay the loan, and the adequacy of the collateral securing the loan. Subsequent to loan origination, risk ratings are monitored and reassessed on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client's financial condition, cash flow or financial position. We use loan aggregations by risk rating as one measure of credit risk within the loan portfolio. In addition to risk ratings, we consider the market trend of collateral values and loan concentrations by borrower industries and real estate property types (where applicable).
Concentrations of Credit Risk
In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of December 31, 2012, borrowers in the following industries comprised the following concentrations by loan balance: health care and social assistance; and real estate and rental and leasing, which represented approximately 23.0% and 19.8% of the outstanding loan portfolio, respectively.  As of December 31, 2012 lender finance (primarily timeshare) loans were our largest loan concentration by sector and represented approximately 15% of our loan portfolio.
Apart from the borrower industry concentrations, loans secured by real estate represented approximately 42% of our outstanding loan portfolio as of December 31, 2012. Within this area, the largest property type concentration was the multifamily category, comprising approximately 13% of total loans and 30% of loans secured by real estate. The largest geographical concentration was in California, comprising approximately 11% of total loans and 26% of loans secured by real estate.
Selected information pertaining to our largest credit relationships as of December 31, 2012 was as follows:

Loan Balance	% of Total Portfolio	Loan Type	Industry	Amount of Loan(s) at Origination	Loan Commitment	Performing	Specific Reserves	Underlying Collateral(1)	Date of Last Collateral Appraisal	Amount of Last Appraisal
($ in thousands)
$109,993	1.8%	Commercial	Timeshare	$173,663	$110,000	Yes	—	Timeshare receivables	n/a	n/a(2)
87,955	1.4%	Real Estate	Resort Vacation Club	93,972	94,499	Yes	—	Portfolio of vacation properties	Various ranging from May 2012 to September 2012	n/a(3)
$197,948	3.2%			$267,635	$204,499
______________________

(1)	Represents the primary collateral supporting the loan. In certain cases, there may be additional types of collateral.

(2)
The collateral that secures our loan balance of $110.0 million as of December 31, 2012 primarily consisted of timeshare receivables and timeshare real estate that had a total value of $130.9 million as of December 31, 2012. Total senior debt, including our loan balance, secured by the collateral was $110.0 million as of December 31, 2012.

(3)
The collateral that secures our loan balance of $88.0 million as of December 31, 2012 consists of a loan to a vacation resort company which is collateralized by its respective underlying vacation resort properties.

Non-performing loans include all loans on non-accrual status and accruing loans which are contractually past due 90 days or more as to principal or interest payments. There were 99 credit relationships in the non-performing portfolio as of December 31, 2012, and our largest non-performing credit relationship totaled $19.1 million and comprised 14.5% of our total non-performing loans.
Derivative Counterparty Credit Risk
Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered and provided for separately from the allowance for loan and lease losses. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from all counterparties based on terms stipulated in the collateral support annex. We also monitor all exposure and collateral requirements daily on a per counterparty basis. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby the counterparties are entitled to settle their derivative positions “net.” As of December 31, 2012, our derivative financial instruments had no gross positive fair values and as such, we had no exposure to counterparty risk. As of December 31, 2011, our derivative financial instruments had gross positive fair value of $59.1 million, offset through master netting agreements by gross negative fair value of $40.3 million. As such, we had $18.8 million of net exposure to counterparty risk as of December 31, 2011.
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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied to the combined portfolios of our segments as of December 31, 2012, were as follows ($ in thousands):

Rate Change (Basis Points)
+200	$27,892
+100	8,296
-100	(1,388)
-200	(1,810)
The analysis above incorporates the Company's assumptions for the market yield curve, pricing sensitivities on loans and deposits, reinvestment of asset and liability cash flows, and prepayments on loans and securities. The simulation analysis includes management's projection for loan originations, investment and funding strategies. The new loans, investment securities, borrowings and deposits are assumed to have interest rates that reflect our forecast of prevailing market terms. We also assumed that LIBOR and prime rates do not fall below 0% for loans and borrowings. Parent Company loans, investment securities and borrowings are assumed to convert to cash as they run off. Actual results may differ from forecasted results due to changes in market conditions as well as changes in management strategies.
As of December 31, 2012, approximately 58% of the aggregate outstanding principal amount of our loans had interest rate floors and were accruing interest. Of the loans with interest rate floors and accruing interest, approximately 97% had contractual rates below the interest rate floor and the floor was providing a benefit to us. The loans with contractual interest rate floors as of December 31, 2012 were as follows:

	Amount Outstanding	Percentage of Total Portfolio
	($ in thousands)
Loans with contractual interest rates:
Below the interest rate floor	$3,474,424	56.6%
Exceeding the interest rate floor	34,884	0.6
At the interest rate floor	73,182	1.2
Loans with interest rate floors on non-accrual	54,369	0.9
Loans with no interest rate floor	2,502,371	40.7
Total	$6,139,230	100.0%

As of December 31, 2012, the outstanding unpaid principal balance of loans subject to interest rate floors by adjustable rate index and by the spread between the floor rate and the fully indexed rate were as follows:

	Above Floor	Basis Points				Total
		0-100	101-200	201-300	300+
	($ in thousands)
1-Month LIBOR	$9,497	$1,307,776	$550,596	$70,350	$71,626	$2,009,845
2-Month LIBOR	—	34,059	4,330	—	778	39,167
3-Month LIBOR	—	424,117	396,278	7,561	—	827,956
6-Month LIBOR	—	122,145	20,643	26,888	8,121	177,797
6-Month EURIBOR	—	—	—	2,814	1,276	4,090
Prime	25,387	142,716	160,308	30,613	106,233	465,257
Other	—	19,382	28,324	—	—	47,706
Treasuries	—	1,554	4,045	4,303	770	10,672
Total accruing adjustable rate loans	34,884	2,051,749	1,164,524	142,529	188,804	3,582,490
Non-accrual loans subject to interest rate floors	699	15,564	18,242	4,380	15,484	54,369
Total loans subject to interest rate floors	$35,583	$2,067,313	$1,182,766	$146,909	$204,288	3,636,859
Loans not subject to interest rate floors						2,502,371
Total loans						$6,139,230
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is management's estimate of probable losses inherent in the loan and lease portfolio. Management performs detailed reviews of the portfolio quarterly to determine if impairment has occurred and to assess the adequacy of the allowance for loan and lease losses, based on historical and current trends and other factors affecting loan and lease losses. Additions to the allowance for loan and lease losses are charged to current period earnings through the provision for loan and lease losses. Amounts determined to be uncollectible are charged directly against the allowance for loan and lease losses, while amounts recovered on previously charged-off accounts increase the allowance.
The loan portfolio includes balances with non-homogeneous exposures. These loans are evaluated individually, and are risk-rated based upon borrower, collateral and industry-specific information that management believes is relevant to determining the occurrence of a loss event and measuring impairment. Loans are then segregated by risk according to our internal risk rating scale. Higher risk loans are individually analyzed for impairment. Management establishes specific allowances for loans determined to be individually impaired. All impaired loans are valued to determine if a specific allowance is warranted. The valuation analysis for the specific allowance is based upon one of the three valuation methods (i) the present value of expected future cash flows discounted at the loan's initially contracted effective yield; (ii) the loan's observable market price; or (iii) the fair value of the collateral. The appropriate valuation methodology generally reflects the chosen loan resolution strategy being pursued to maximize the recovery of the loan. Estimated costs to sell are considered in the impairment valuation when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan. Any guarantees provided by the borrower are typically not considered when determining our potential for specific loss.
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
We update these reserve factors periodically to capture actual and recent behavioral characteristics of the portfolios. We estimate the allowance by applying historical loss factors derived from loss tracking mechanisms associated with actual portfolio activity over a specified period of time. These estimates are adjusted when necessary based on additional analysis of long-term average loss experience, external loan loss data and other risks identified from current and expected credit market conditions and trends, including management's judgment for estimated inaccuracy and uncertainty.
We also consider the need for qualitative factors which we use to provide for uncertainties surrounding our estimation process including changes in the volume of our problem loans, changes in the value of collateral for our collateral dependent loans, and the existence of certain loan concentrations.
The sensitivity of our allowance for loan and lease losses to potential changes in our reserve factors (in terms of percentage) applied to our overall loan portfolio as of December 31, 2012, was as follows:

Change in Reserve Factors	Estimated Increase (Decrease) in the Allowance for Loan and Lease Losses
($ in thousands)
0.25%	$9,132
0.10%	3,653
(0.10)%	(3,653)
(0.25)%	$(9,132)
These sensitivity analyses do not represent management's expectations of the deterioration, or improvement, in risk ratings, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan and lease losses to changes in key inputs. We believe the reserve factors currently in use are appropriate. The process of determining the level of allowance for loan and lease losses involves a high degree of judgment. If our internal risk ratings, reserve factors or specific reserves for impaired loans are not accurate, our allowance for loan and lease losses may be misstated. In addition, our operating results are sensitive to changes in the reserve factors utilized to determine our related provision for loan and lease losses.
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
As of December 31, 2012, 12.6% and 0.1% of total assets and total liabilities, respectively, were recorded at fair value on a recurring basis. None of these assets carried at fair value on a recurring basis were classified as Level 1, $1.1 billion (97.6% of total assets measured on a recurring basis) were classified as Level 2 and $26.3 million (2.4% of total assets measured on a recurring basis) were classified as Level 3 as of December 31, 2012. From a liability perspective, $482.0 thousand (100.0% of total liabilities measured on a recurring basis) were classified as Level 2 as of December 31, 2012. As of December 31, 2012, no liabilities were classified as Level 1 or Level 3 within the fair value hierarchy.
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
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, management's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. For additional information, see Note 20, Fair Value Measurements, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.
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

We record fair value adjustments on our loans held for investment when we have determined that it is necessary to record a specific reserve against the loans, and we measure impairment using the fair value of the loan collateral. During the year ended December 31, 2012, we recognized losses of $26.0 million related to our loans held for investment measured at fair value on a nonrecurring basis. These losses were attributable to an increased number of loans requiring a specific reserve during the year, as well as declines in the fair value of collateral for these loans.
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
We provide for income taxes as a “C” corporation on income earned from operations. For the tax year ended December 31, 2010, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. Beginning in 2011, we reconsolidated our subsidiaries for federal tax purposes. We are subject to federal, foreign, state and local taxation in various jurisdictions.
Periodic reviews of the carrying amount of deferred tax assets are made to determine if a valuation allowance is necessary. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All evidence, both positive and negative, is evaluated when making this determination. Items considered in this analysis include the ability to carry back losses to recoup taxes previously paid, the reversal of temporary differences, tax planning strategies, historical financial performance, expectations of future earnings and the length of statutory carryforward periods. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences.
In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the history of operating losses and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2012 and 2011, the valuation allowance was $128.6 million and $515.2 million, respectively.
During 2012, we reversed $358.1 million of the valuation allowance, and such reversal was recorded as a benefit in our income tax expenses. Each of the deferred tax assets was evaluated based on our evaluation of the available positive and negative evidence with respect to our ability to realize the deferred tax asset, including considering their associated character and jurisdiction. The decision to reverse a large portion of the valuation allowance was based on our evaluation of all positive and negative evidence which did not include any significant tax planning strategies. A cumulative loss position, such as we had for the previous three-year period ended December 31, 2011, is generally considered significant negative evidence in assessing the realizability of a deferred tax asset. However, subsequent to the establishment of the valuation allowance in 2009, significant positive evidence had developed which overcame this negative evidence such that, during the year ended December 31, 2012, management determined that it is more likely than not that the deferred tax asset will be realized. This determination was made not based upon a single event or occurrence, but based upon the accumulation of all positive and negative evidence including recent trends in our earnings and taxable income. Other positive evidence included the projection of future taxable income based on strong CapitalSource Bank earnings, improved asset performance trends, substantial decline in the Parent Company's operations and assets, and one-time losses included in the three-year cumulative pre-tax loss (i.e., debt extinguishment loss). Additionally, we are no longer in a cumulative loss position at the end of 2012.
We have net operating loss carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code (the “Code”), our ability to utilize our net operating loss carryforwards, certain built-in losses and other tax attributes recognized in years after the ownership change generally would be limited. The annual limit would equal the product of (a) the applicable long term tax exempt rate and (b) the value of the relevant taxable entity's capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company's outstanding stock, including certain public groups of stockholders as set forth under Section 382 of the Code, and those arising from new stock issuances and other equity transactions. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether in the future we will undergo an ownership change under Section 382 of the Code.

During the years ended December 31, 2012 and 2011, we recorded $285.1 million of income tax benefit and $36.9 million of income tax expense, respectively, with respect to our income from continuing operations. The effective income tax rate for these periods was (138.7)% and (245.0)%, respectively.
We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2011. We are currently under examination by the Internal Revenue Service for the tax years 2006 to 2008, and by certain state jurisdictions for the tax years 2006 to 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain financial market risks, which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk Management section. In addition, for a detailed discussion of our derivatives, see Note 18, Derivative Instruments and Note 19, Credit Risk, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.

MANAGEMENT REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
The management of CapitalSource Inc. (“CapitalSource”) is responsible for establishing and maintaining adequate internal control over financial reporting. CapitalSource's internal control system was designed to provide reasonable assurance to CapitalSource's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
CapitalSource's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on such assessment management believes that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria. CapitalSource's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 75.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of CapitalSource Inc.
We have audited CapitalSource Inc.'s (“CapitalSource” or the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CapitalSource's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, CapitalSource Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CapitalSource Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 25, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
February 25, 2013

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CapitalSource Inc.
We have audited the consolidated balance sheets of CapitalSource Inc. (“CapitalSource”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of CapitalSource's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapitalSource Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CapitalSource's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
February 25, 2013

CapitalSource Inc.
Consolidated Balance Sheets

	December 31,
	2012	2011
	($ in thousands, except share amounts)
ASSETS
Cash and due from banks	$178,880	$231,701
Interest-bearing deposits in other banks	110,208	186,868
Other short-term investments	9,998	39,979
Restricted cash (including $36.4 million and $23.7 million, respectively, of cash that can only be used to settle obligations of consolidated VIEs)	104,044	65,484
Investment securities:
Available-for-sale, at fair value	1,079,025	1,188,002
Held-to-maturity, at amortized cost	108,233	111,706
Total investment securities	1,187,258	1,299,708
Loans held for sale	22,719	193,021
Loans held for investment, gross	6,192,858	5,758,990
Less net deferred loan fees and discounts	(53,628)	(68,843)
Loans held for investment, net (including $340.0 million and $504.5 million, respectively, of loans that can only be used to settle obligations of consolidated VIEs)	6,139,230	5,690,147
Less allowance for loan and lease losses	(117,273)	(153,631)
Total loans held for investment, net	6,021,957	5,536,516
Interest receivable	29,112	38,796
Other investments	60,363	81,245
Goodwill	173,135	173,135
Deferred tax assets, net	362,283	45,445
Other assets	289,048	408,170
Total assets	$8,549,005	$8,300,068
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$5,579,270	$5,124,995
Term debt - obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc.	177,188	309,394
Other borrowings	1,005,738	1,015,099
Other liabilities	161,637	275,434
Total liabilities	6,923,833	6,724,922
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock (50,000,000 shares authorized; no shares outstanding)	—	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; issued and outstanding 209,551,674 shares in 2012 and 256,112,205 shares in 2011)	2,096	2,561
Additional paid-in capital	3,157,533	3,487,911
Accumulated deficit	(1,559,107)	(1,934,732)
Accumulated other comprehensive income, net	24,650	19,406
Total shareholders' equity	1,625,172	1,575,146
Total liabilities and shareholders' equity	$8,549,005	$8,300,068
See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	($ in thousands, except per share data)
Net interest income:
Interest income:
Loans and leases	$428,397	$452,607	$576,526
Investment securities	38,230	55,524	61,648
Other	1,587	2,259	1,467
Total interest income	468,214	510,390	639,641
Interest expense:
Deposits	51,035	53,609	60,052
Borrowings	28,372	96,401	172,044
Total interest expense	79,407	150,010	232,096
Net interest income	388,807	360,380	407,545
Provision for loan and lease losses	39,442	92,985	307,080
Net interest income after provision for loan and lease losses	349,365	267,395	100,465
Non-interest income:
Loan fees	18,561	16,234	22,145
Leased equipment income	14,113	3,748	—
Gain on investments, net	7,382	58,581	54,059
Loss on derivatives, net	(823)	(6,813)	(8,644)
Other non-interest income, net	10,613	20,944	4,102
Total non-interest income	49,846	92,694	71,662
Non-interest expense:
Compensation and benefits	105,430	125,665	122,077
Professional fees	12,814	31,182	35,840
Occupancy expenses	16,840	15,480	18,097
FDIC fees and assessments	5,957	6,091	7,823
General depreciation and amortization	5,934	6,879	8,870
Other administrative expenses	39,510	27,183	29,246
Total operating expenses	186,485	212,480	221,953
Leased equipment depreciation	9,919	2,720	—
Expense of real estate owned and other foreclosed assets, net	6,790	39,347	112,423
(Gain) loss on extinguishment of debt	(8,059)	119,007	(925)
Other non-interest expense, net	(1,453)	1,616	—
Total non-interest expense	193,682	375,170	333,451
Net income (loss) from continuing operations before income taxes	205,529	(15,081)	(161,324)
Income tax (benefit) expense	(285,081)	36,942	(20,802)
Net income (loss) from continuing operations	490,610	(52,023)	(140,522)
Net income from discontinued operations, net of taxes	—	—	9,489
Net gain from sale of discontinued operations, net of taxes	—	—	21,696
Net income (loss)	490,610	(52,023)	(109,337)
Net loss attributable to noncontrolling interests	—	—	(83)
Net income (loss) attributable to CapitalSource Inc.	$490,610	$(52,023)	$(109,254)
Basic income (loss) per share:
From continuing operations	$2.19	$(0.17)	$(0.44)
From discontinued operations	—	—	0.10
Attributable to CapitalSource Inc.	$2.19	$(0.17)	$(0.34)
Diluted income (loss) per share:
From continuing operations	$2.13	$(0.17)	$(0.44)
From discontinued operations	—	—	0.10
Attributable to CapitalSource Inc.	$2.13	$(0.17)	$(0.34)
Average shares outstanding:
Basic	223,928,583	302,998,615	320,836,867
Diluted	230,154,989	302,998,615	320,836,867
See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Net income (loss)	$490,610	$(52,023)	$(109,254)
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities:
Gross unrealized gains on available-for-sale securities, net of tax (benefit) expense of $(1.5) million, $0.2 million, and $4.3 million for the years ended December 31, 2012, 2011, and 2010 respectively	7,303	35,162	3,287
Less: Gains reclassified to statements of operations, net of tax (benefit) expense of $(0.7) million, $(8.5) million and $(0.8) million for the years ended December 31, 2012, 2011, and 2010, respectively	(1,708)	(21,870)	(2,154)
Unrealized gain on available-for-sale securities, net of tax (benefit) expense of $(0.8) million, $8.7 million, and $5.2 million for the years ended December 31, 2012, 2011, and 2010, respectively	5,595	13,292	1,133
Unrealized loss on foreign currency translation, net of tax expense (benefit) of $350.5 thousand, $(0.1) thousand and $0 for the years ended December 31, 2012, 2011 and 2010, respectively	(351)	(3,827)	(10,469)
Unrealized loss on cash flow hedges, net of tax expense of $51.6 thousand for the year ended December 31, 2010	—	—	(84)
Other comprehensive income (loss), net of tax (benefit) expense of $(0.5) million, $8.7 million, and $5.1 million for the years ended December 31, 2012, 2011, and 2010, respectively	5,244	9,465	(9,420)
Comprehensive income (loss)	$495,854	$(42,558)	$(118,674)
See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Shareholders' Equity

	CapitalSource Inc. Shareholders' Equity				Noncontrolling Interests	Total Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	($ in thousands)
Total shareholders' equity as of December 31, 2009	$3,230	$3,909,364	$(1,748,822)	$19,361	$126	$2,183,259
Net loss			(109,254)		(83)	(109,337)
Other comprehensive loss				(9,420)		(9,420)
Divestiture of noncontrolling interests					(43)	(43)
Repurchase of common stock	(14)	(9,928)				(9,942)
Dividends paid		(455)	(12,496)			(12,951)
Stock option expense		4,752				4,752
Exercise of options	3	1,077				1,080
Restricted stock activity	13	6,531				6,544
Total shareholders' equity as of December 31, 2010	3,232	3,911,341	(1,870,572)	9,941	—	2,053,942
Net loss			(52,023)			(52,023)
Other comprehensive income				9,465		9,465
Repurchase of common stock	(702)	(438,125)				(438,827)
Dividends paid		114	(12,137)			(12,023)
Stock option expense		5,933				5,933
Exercise of options	5	1,643				1,648
Restricted stock activity	26	7,005				7,031
Total shareholders' equity as of December 31, 2011	2,561	3,487,911	(1,934,732)	19,406	—	1,575,146
Net income			490,610			490,610
Other comprehensive income				5,244		5,244
Repurchase of common stock	(491)	(343,668)				(344,159)
Dividends paid	2	1,679	(114,985)			(113,304)
Stock option expense		1,931				1,931
Exercise of options	16	6,337				6,353
Restricted stock activity	8	3,343				3,351
Total shareholders' equity as of December 31, 2012	$2,096	$3,157,533	$(1,559,107)	$24,650	$—	$1,625,172

See accompanying notes.

CapitalSource Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Operating activities:
Net income (loss)	$490,610	$(52,023)	$(109,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock option expense	1,931	5,933	4,752
Restricted stock expense	11,835	9,722	9,583
(Gain) loss on extinguishment of debt	(8,059)	119,007	(925)
Amortization of deferred loan fees and discounts	(40,398)	(64,260)	(76,810)
Paid-in-kind interest on loans	10,109	31,941	487
Provision for loan losses	39,442	92,985	307,080
Provision for unfunded commitments	—	—	(442)
Amortization of deferred financing fees and discounts	1,633	18,473	50,926
Depreciation and amortization	20,319	6,944	(2,175)
(Benefit) provision for deferred income taxes	(316,382)	56,940	4,343
Gain on investments, net	(5,055)	(55,630)	(41,670)
Gain on assets acquired through business combination	—	—	(3,724)
Gain on deconsolidation of 2006-A Trust	—	—	(16,723)
Loss on foreclosed assets and other property and equipment disposals	1,157	27,934	70,080
Unrealized loss (gain) on derivatives and foreign currencies, net	349	7,850	(5,556)
Accretion of discount on commercial real estate “A” participation interest	—	—	(9,548)
Decrease in interest receivable	9,684	18,597	31,196
Proceeds from disposition of loans held for sale, net	21,493	188,854	9,378
Decrease in other assets	159,541	83,437	99,310
Decrease in other liabilities	(127,216)	(102,117)	(19,649)
Cash provided by operating activities	270,993	394,587	300,576
Investing activities:
(Increase) decrease in restricted cash	(38,560)	63,102	53,656
Decrease in commercial real estate “A” participation interest, net	—	—	540,108
Assets acquired through business combination, net of cash acquired	—	—	(98,800)
Cash received from 2006-A Trust delegation and sale transaction	—	—	7,000
(Increase) decrease in loans, net	(355,437)	(67,677)	1,345,895
Cash received for real estate	—	—	339,643
Acquisition of marketable securities, available for sale	(293,899)	(591,863)	(1,553,106)
Reduction of marketable securities, available for sale	383,597	976,300	994,707
Acquisition of marketable securities, held to maturity	—	(10,631)	(9,735)
Reduction of marketable securities, held to maturity	5,149	92,583	85,378
Reduction of other investments	22,655	9,725	85,488
Acquisition of property and equipment, net	(45,243)	(89,505)	(6,600)
Cash (used in) provided by investing activities	(321,738)	382,034	1,783,634
Financing activities:
Payment of deferred financing fees	—	—	(21,968)
Deposits accepted, net of repayments	454,275	503,722	137,699
Repayments on credit facilities, net	—	(68,792)	(463,920)
Borrowings of term debt	—	—	14,784
Repayments and extinguishment of term debt	(132,247)	(763,022)	(1,988,592)
Proceeds (repayments) of other borrowings	15,931	(372,825)	(99,277)
Repurchase of common stock	(339,725)	(427,231)	(7,635)
Proceeds from exercise of options	6,353	1,648	1,080
Payment of dividends	(113,304)	(12,023)	(12,951)
Cash used in financing activities	(108,717)	(1,138,523)	(2,440,780)
Decrease in cash and cash equivalents	(159,462)	(361,902)	(356,570)
Cash and cash equivalents as of beginning of year	458,548	820,450	1,177,020
Cash and cash equivalents as of end of year	$299,086	$458,548	$820,450
Supplemental information:
Cash paid (received) during the year:
Interest	$80,841	$181,175	$208,344
Income taxes, net	8,976	64,083	(17,347)
Noncash transactions from investing and financing activities:
Third-party assumption of debt	$—	$—	$203,679
Assets acquired through foreclosure	12,372	15,160	130,034
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
CapitalSource Inc., a Delaware corporation, is a commercial lender that provides financial products to small and middle market businesses nationwide and provides depository products and services to consumers in southern and central California, primarily through our wholly owned subsidiary, CapitalSource Bank. References to we, us, the Company or CapitalSource refer to CapitalSource Inc. together with its subsidiaries. References to CapitalSource Bank include its subsidiaries, and references to Parent Company refer to CapitalSource Inc. and its subsidiaries other than CapitalSource Bank.
Our primary commercial lending products and depository products and services include:

•
Senior Secured Loans. We make senior secured, asset-based, real estate and cash flow loans, which have a first priority lien in the collateral securing the loan. Asset-based loans are collateralized by specified assets of the client, generally the client's accounts receivable, inventory and/or machinery. Real estate loans are secured by senior mortgages on real property. We make cash flow loans based on our assessment of a client's ability to generate cash flows sufficient to repay the loan and to maintain or increase its enterprise value during the term of the loan. Our cash flow loans generally are secured by a security interest in all or substantially all of a client's assets.

•
Depository Products and Services. Through CapitalSource Bank's 21 branches in southern and central California and our website, we provide savings and money market accounts, individual retirement account products and certificates of deposit. These products are insured up to the maximum amounts permitted by the Federal Deposit Insurance Corporation (“FDIC”).

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
Discontinued Operations
In 2010, we completed the sale of our long-term healthcare facilities and exited the skilled nursing home ownership business. Accordingly, the results of operations of these direct real estate investments have been removed from the detail line items and separately presented as “discontinued operations.” As a result, all consolidated financial results reflect the continuing results of our operations. For additional information, see Note 3, Discontinued Operations.
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
Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;
Level 2 - Valuations based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or models for which all significant inputs are observable in the market either directly or indirectly; and
Level 3 - Valuations based on models that use inputs that are unobservable in the market and significant to the overall fair value measurement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Fair value hierarchy classifications are reviewed on a quarterly basis. Changes related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, management's own assumptions attempt to reflect those that market participants would use in pricing the asset or liability at the measurement date.
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less upon acquisition to be cash equivalents. Cash and cash equivalents include amounts due from banks, U.S. Treasury securities, short-term investments and commercial paper with an original maturity of three months or less. The cash is classified as unrestricted or restricted cash.
Unrestricted cash is invested in short term investment grade commercial paper which is rated by at least two of the three major rating agencies (S&P, Moody's or Fitch) and has a rating of A1 (S&P), P1 (Moody's) or F1 (Fitch), and restricted cash is invested in a short-term money market fund which has ratings of AAAm (S&P) and Aaa (Moody's), as well as commercial paper, which is rated by at least two of the three major rating agencies (S&P, Moody's or Fitch) and has a rating of A1 (S&P), P1 (Moody's) or F1 (Fitch).
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
As part of our management of the loans held in our portfolio, we will occasionally transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for loan and lease loss is charged off and the carrying value of the loans is adjusted to the estimated fair value. The loans are subsequently accounted for at the lower of cost or fair value, with valuation changes recorded in other non-interest income, net. Gains or losses on the sale of these loans are also recorded in other non-interest income, net. In certain circumstances, loans designated as held for sale may later be transferred back to the loan portfolio based upon our intent and ability to hold the loans for the foreseeable future. We transfer these loans to loans held for investment at the lower of cost or fair value.
Credit Quality
Credit risk within our loan portfolio is the risk of loss arising from adverse changes in a client's or counterparty's ability to meet its financial obligations under agreed-upon terms. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the credit characteristics of the client, the contractual terms of the agreement and the availability and quality of collateral.
We use a variety of tools to continuously monitor a client's ability to perform under its obligations. Additionally, we syndicate loan exposure to other lenders, sell loans and use other risk mitigation techniques to manage the size and risk profile of our loan portfolio.
Credit risk management for the loan portfolio begins with an assessment of the credit risk profile of a client based on an analysis of the client's payment performance, cash flow and financial position. As part of the overall credit risk assessment of a client, each commercial credit exposure is assigned an internal risk rating that is subject to approval based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on the same factors: financial performance, the ability to repay the loan and the collateral. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client's financial condition, cash flow or financial position. We use risk rating aggregations to measure and evaluate concentrations within the loan portfolio. In making decisions regarding credit, we consider risk rating, collateral, and industry concentration limits.
We believe the likelihood of not being paid according to the contractual terms of a loan is, in large part, dependent upon the assessed level of risk associated with the loan. The internal rating that is assigned to a loan provides a view as to the relative risk of each loan. We employ an internal risk rating scale to establish a view of the credit quality of each loan. This scale is based on the credit classifications of assets as prescribed by government regulations and industry standards.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan and Lease Losses
Our allowance for loan and lease losses represents management's estimate of incurred loan and lease losses inherent in our loan and lease portfolio as of the balance sheet date. The estimation of the allowance for loan and lease losses is based on a variety of factors, including past loan and lease loss experience, the current credit profile of our borrowers, adverse situations that have occurred that may affect the borrowers' ability to repay, the estimated value of underlying collateral and general economic conditions. Provisions for loan and lease losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.
We perform quarterly and systematic detailed reviews of our loan portfolio to identify credit risks and to assess the overall collectability of the portfolio. The allowance on certain pools of loans with similar characteristics is estimated using reserve factors that are reflective of historical loss rates.
Our portfolio is reviewed regularly and, on a periodic basis, individual loans are reviewed and assigned a risk rating. Loans subject to individual reviews are analyzed and segregated by risk according to our internal risk rating scale. These risk ratings, in conjunction with an analysis of historical loss experience, current economic conditions, industry performance trends, and any other pertinent information, including individual valuations on impaired loans, are factored in the estimation of the allowance for loan and lease losses. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.
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
Real estate owned (“REO”) represents property obtained through foreclosure. REO that we do not intend to sell is classified separately as held for use, depreciated and recorded in other assets. We report REO that we intend to sell, are actively marketing and that are available for immediate sale in their current condition as held for sale. These REO are reported at the lower of their carrying amount or fair value less estimated selling costs and are not depreciated. The fair value of our REO is determined by third party appraisals, when available. When third party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. We recognize any subsequent decline in the REO's fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to expense of real estate owned and other foreclosed asset, net. A recovery is recognized for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. We recognize REO operating costs and gains or losses on sales of REO through expense of real estate owned and other foreclosed assets, net.
Goodwill Impairment
Goodwill must be allocated to reporting units and tested for impairment. We test goodwill for impairment at least annually, and more frequently if events or circumstances, such as adverse changes in the business climate, indicate there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level.
In testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In making this assessment, we consider all relevant events and circumstances. These include, but are not limited to, macroeconomic conditions, industry and market considerations and the reporting unit's overall financial performance. If we conclude, based on our qualitative assessment, that it is more likely than not

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

that the fair value of the reporting unit is at least equal to its carrying amount, then we presume that the goodwill of the reporting unit is not impaired and no further testing is performed. However, if we conclude, based on our qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we proceed with a two-step method to assess and measure impairment of the reporting unit's goodwill. At our option, we may, in any given period, bypass the qualitative assessment and proceed directly to the two step approach.
The two-step method begins with a comparison of the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, we then compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of a reporting unit's goodwill is measured as the excess of the fair value of the reporting unit over the aggregate fair values of all the reporting unit's assets and liabilities. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, we record an impairment loss equal to that difference. If the fair value of the reporting unit exceeds its carrying amount or if the fair value of the reporting unit's goodwill exceeds the carrying amount of that goodwill, no impairment loss is recognized.
The balance of goodwill of $173.1 million as of both December 31, 2012 and 2011 was attributable to the acquisition of CapitalSource Bank. During the years ended December 31, 2012, 2011 and 2010, we did not record any goodwill impairment.
Investments in Debt Securities and Equity Securities That Have Readily Determinable Fair Values
All debt securities, as well as equity securities that have readily determinable fair values, are classified based on management's intention on the date of purchase. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities not classified as held-to-maturity or trading, as well as equity investments in publicly traded entities, are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income (loss) on an after-tax basis.
Investments in Equity Securities That Do Not Have Readily Determinable Fair Values
Investments in common stock or preferred stock that are not publicly traded and/or do not have a readily determinable fair value are accounted for pursuant to the equity method of accounting if we have the ability to significantly influence the operating and financial policies of an investee. This is generally presumed to exist when we own between 20% and 50% of a corporation, or when we own greater than 5% of a limited partnership or similarly structured entity. Our share of earnings and losses in equity method investees is included in other non-interest income, net. If we do not have significant influence over the investee, the cost method is used to account for the equity interest.
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
If we determine that an investment has sustained an other-than-temporary decline in its value, the equity interest is written down to its fair value through gain on investments, net and a new carrying value for the investment is established.
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
Loan origination fees are deferred and amortized as adjustments to the related loan's yield over the contractual life of the loan. In connection with the prepayment of a loan, any remaining unamortized deferred fees for that loan are accelerated and, depending upon the terms of the loan, there may be an additional fee that is charged based upon the prepayment and recognized in the period of the prepayment.
We accrete any discount from purchased loans into interest income in accordance with our policies up to the amount of contractual interest and principal payments expected to be collected. Upon acquisition, if management assesses that a portion of contractual interest and principal payments are not expected to be collected, a portion of the discount will be deemed non-accretable (non-accretable difference).
We will place a loan on non-accrual status if there is substantial doubt about the borrower's ability to service its debt and other obligations or if the loan is 90 or more days past due and is not well-secured and in the process of collection. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed and the recognition of interest and fee income on that loan is discontinued until factors indicating doubtful collection no longer exist and the loan has been brought current. Payments received on non-accrual loans are generally first applied to principal. A loan may be returned to accrual status when its interest or principal is current, repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. Cash payments received from the borrower and applied to the principal balance of the loan while the loan was on non-accrual status are not reversed if a loan is returned to accrual status.
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
Declines in the fair value of debt securities classified as available-for-sale or held-to-maturity are reviewed to determine whether the impairment is other-than-temporary. This review considers a number of factors, including the severity of the decline in fair value, current market conditions, historical performance of the security, risk ratings and the length of time the investment has been in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, an other-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

than-temporary impairment is considered to have occurred. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of cash flows expected to be collected from the security with its amortized cost. The present value of cash flows is determined using a discount rate equal to the effective yield on the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, then the impairment is considered to be other-than-temporary. Determination of whether an impairment is other-than-temporary requires significant judgment surrounding the collectability of the investment including such factors as the financial condition of the issuer, expected prepayments and expected defaults.
When we have determined that an other-than-temporary impairment has occurred, we separate the impairment amount into a component representing the credit loss and a component representing all other factors. The credit loss component is recognized in earnings and is determined by discounting the expected future cash flows of the security by the effective yield of the security. The previous amortized cost basis less the credit component of the impairment becomes the new amortized cost basis of the security. Any remaining impairment, representing the difference between the new amortized cost of the security and its fair value is recognized through other comprehensive income. We also consider impairment of a security to be other-than-temporary if we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. In these situations, the entire amount of the impairment represents the credit component and is recognized through earnings
In periods following the recognition of an other-than-temporary impairment, the difference between the new amortized cost basis and the cash flows expected to be collected on the security are accreted as interest income. Any subsequent changes to estimated cash flows are recognized as prospective adjustments to the effective yield of the security.
Derivative Instruments
We enter into derivative contracts primarily to manage the interest rate risk associated with certain assets, liabilities, or probable forecasted transactions. As of December 31, 2012 and 2011, all of our derivatives were held for risk management purposes, and none were designated as accounting hedges.
Our derivatives are recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest accrued are recognized in loss on derivatives, net.
Income Taxes
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
Periodic reviews of the carrying amount of deferred tax assets are made to determine if a valuation allowance is necessary. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All evidence, both positive and negative, is evaluated when making this determination. Items considered in this analysis include the ability to carry back losses to recoup taxes previously paid, the reversal of temporary differences, tax planning strategies, historical financial performance, expectations of future earnings and the length of statutory carryforward periods. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences.
Net Income (Loss) per Share
Basic net income (loss) per share loss is based on the weighted average number of common shares outstanding during each period, plus common share equivalents computed for stock options, stock units, stock dividends declared, restricted stock and convertible debt. Diluted net income (loss) per share is adjusted for the effects of other potentially dilutive financial instruments only in the periods in which such effect is dilutive.
Bonuses
Bonuses are accrued ratably, pursuant to the underlying bonus plans over the annual performance period. On an annual basis, management recommends a bonus accrual based on the Company's bonus plans to the Compensation Committee of our Board of Directors.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In May 2011, the FASB amended its guidance on fair value measurements to achieve common disclosure requirements for GAAP and International Financial Accounting Standards (“IFRS”). The amendments clarify existing GAAP requirements for fair value measurements and eliminate wording differences between current GAAP and IFRS guidelines. This guidance was effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012, and it did not have a material impact on our consolidated financial statements.
In June 2011, the FASB amended its guidance on the presentation of comprehensive income. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholders' equity. An entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and of other comprehensive income needs to be displayed under either alternative. This guidance was effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012, and other than the change in presentation, it did not have a material impact on our consolidated financial statements.
In February 2013, the FASB amended its guidance on the presentation of comprehensive income to improve the transparency of reporting amounts reclassified out of accumulated other comprehensive income. For significant items reclassified out of accumulated other comprehensive income in their entirety in the same reporting period, entities are required to present the effects on the line items of net income. For items that are not reclassified to net income in their entirety in the same reporting period, entities are required to cross-reference to other disclosures currently required. This guidance is effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013, and do not expect that it will have a material impact on our consolidated financial statements.
Reclassifications
Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation, including modifying the presentation of our consolidated statements of operations to include the captions of non-interest income and non-interest expense as compared to operating expenses and other income (expense). Accordingly, the reclassifications have been appropriately reflected throughout our consolidated financial statements.
Note 3. Discontinued Operations
In 2010, we completed the sale of our long-term healthcare facilities, and as a result, we exited the skilled nursing home ownership business. Consequently, we have presented the results of operations for this business as discontinued operations for all periods presented.

The condensed statements of operations for the years ended December 31, 2012, 2011 and 2010 for our discontinued operations were as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Revenue:
Operating lease income	$—	$—	$28,750
Expenses:
Interest	—	—	15,183
Depreciation	—	—	2,540
General and administrative	—	—	1,481
Other expense	—	—	57
Total expenses	—	—	19,261
Gain from sale of discontinued operations, net of tax	—	—	21,696
Net income attributable to discontinued operations	$—	$—	$31,185
Note 4. Loans and Credit Quality
As of December 31, 2012 and 2011, our outstanding loan balance was $6.2 billion and $6.0 billion, respectively. These amounts include loans held for sale and loans held for investment. As of December 31, 2012 and 2011, interest and fee receivables relating to loans totaled $26.0 million and $35.0 million, respectively.
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
During the years ended December 31, 2012, 2011 and 2010, we transferred loans with a carrying value of $323.8 million, $374.4 million and $387.2 million, respectively, which included $57.4 million, $173.3 million and $117.2 million of impaired loans, respectively, from held for investment to held for sale. These transfers were based on our decision to sell these loans as part of our overall portfolio management and workout strategies. We incurred $0.4 million, $1.4 million and $24.5 million of losses due to lower of cost or fair value adjustments at the time of transfer during the years ended December 31, 2012, 2011 and 2010, respectively, which is recorded within Other Non-Interest Income on the Consolidated Statements of Operations. We reclassified $5.5 million, $28.4 million and $49.5 million of loans from held for sale to held for investment during the years ended December 31, 2012, 2011 and 2010, respectively.
During the years ended December 31, 2012, 2011 and 2010, we recognized net gains (losses) on the sale of loans of $4.7 million, $16.4 million and $(25.2) million, respectively.
As of December 31, 2012, 2011 and 2010, loans held for sale with an outstanding balance of $2.5 million, $2.9 million, and $14.7 million, respectively, were classified as non-accrual. We did not record any fair value write-downs on non-accrual loans held for sale during the years ended December 31, 2012 and 2011. We recorded $4.9 million of fair value write-downs on non-accrual loans held for sale for the year ended December 31, 2010.
During the years ended December 31, 2012, 2011 and 2010, we purchased loans held for investment with an outstanding principal balance at the time of purchase of $487.9 million, $620.3 million and $342.0 million, respectively.
As of December 31, 2012 and 2011, CapitalSource Bank pledged loans held for investment with an unpaid principal balance of $724.1 million and $459.5 million, respectively, to the Federal Home Loan Bank of San Francisco (“FHLB SF”) as collateral for its financing facility.

As of December 31, 2012 and 2011, the outstanding carrying value of loans, by type of loan, was as follows:

	December 31,
	2012		2011
	($ in thousands)
Commercial	$3,594,643	58%	$3,491,259	61%
Real estate	2,499,567	41	2,133,210	38
Real estate - construction	45,020	1	65,678	1
Total(1)(2)	$6,139,230	100%	$5,690,147	100%
______________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.

(2)
As of December 31, 2012, includes deferred loans fees and discounts of $38.4 million, $14.9 million and $0.3 million for commercial, real estate and real estate - construction loans, respectively. As of December 31, 2011, includes deferred loans fees and discounts of $51.3 million, $16.9 million and $0.6 million for commercial, real estate and real estate - construction loans, respectively.

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
As of December 31, 2012 and 2011, the carrying value of each class of loans held for investment, separated by performing and non-performing categories, was as follows:

	December 31,
	2012			2011
Class	Performing	Non-Performing	Total	Performing	Non-Performing	Total
	($ in thousands)
Asset-based	$1,409,837	$27,759	$1,437,596	$1,238,807	$35,621	$1,274,428
Cash flow	1,916,042	51,700	1,967,742	1,833,103	110,280	1,943,383
Healthcare asset-based	179,617	—	179,617	268,604	822	269,426
Healthcare real estate	665,058	17,001	682,059	561,882	23,600	585,482
Multi-family	899,963	1,961	901,924	852,766	1,703	854,469
Real estate	717,798	12,593	730,391	506,985	93,266	600,251
Small business	233,653	6,248	239,901	152,206	10,502	162,708
Total(1)	$6,021,968	$117,262	$6,139,230	$5,414,353	$275,794	$5,690,147
________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
Credit Quality
Credit risk within our loan portfolio is the risk of loss arising from adverse changes in a client's or counterparty's ability to meet its financial obligations under agreed-upon terms. The degree of credit risk will vary based on many factors, the credit characteristics of the client, the contractual terms of the agreement and the availability and quality of collateral. We continuously monitor a client's ability to perform under its obligations. Additionally, we manage the size and risk profile of our loan portfolio by syndicating loan exposure to other lenders and selling loans.

 Under our credit risk management process, each loan is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on: the client's financial performance and financial standing, the client's ability to repay the loan, and the adequacy of the collateral securing the loan. Subsequent to loan origination, risk ratings are monitored and reassessed on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client's financial condition, cash flow or financial position. We use risk rating aggregations to measure credit risk within the loan portfolio. In addition to risk ratings, we consider the market trend of collateral values and loan concentrations by client industries and real estate property types (where applicable).
We believe that the likelihood of not being paid according to the contractual terms of a loan is, in large part, dependent upon the assessed level of risk associated with the loan. The internal rating that is assigned to a loan provides a view as to the relative risk of each loan. We employ an internal risk rating scale to establish a view of the credit quality of each loan. This scale is based on the credit classification of assets as prescribed by government regulations and industry standards and is separated into the following groups:

•	Pass - Loans with standard, acceptable levels of credit risk;

•	Special mention - Loans that have potential weaknesses that deserve close attention, and which, if left uncorrected, may result in a loss or deterioration of our credit position;

•
Substandard - Loans that are inadequately protected by the current worth and paying capacity of the obliger or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected; and

•
Doubtful - Loans that have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full improbable based on currently existing facts, conditions, and values.

As of December 31, 2012 and 2011, the carrying value of each class of loans by internal risk rating, was as follows:

	Internal Risk Rating
Class	Pass	Special Mention	Substandard	Doubtful	Total
	($ in thousands)
As of December 31, 2012:
Asset-based	$1,352,729	$36,535	$29,185	$19,147	$1,437,596
Cash flow	1,684,107	67,629	191,582	24,424	1,967,742
Healthcare asset-based	114,889	64,728	—	—	179,617
Healthcare real estate	607,382	57,676	17,001	—	682,059
Multi-family	857,667	41,709	2,548	—	901,924
Real estate	673,783	38,139	18,389	80	730,391
Small business	228,071	2,860	8,443	527	239,901
Total(1)	$5,518,628	$309,276	$267,148	$44,178	$6,139,230
As of December 31, 2011:
Asset-based	$953,406	$180,588	$132,848	$7,586	$1,274,428
Cash flow	1,602,838	27,018	228,502	85,025	1,943,383
Healthcare asset-based	177,996	75,980	15,397	53	269,426
Healthcare real estate	489,099	72,783	23,600	—	585,482
Multi-family	849,251	3,516	1,702	—	854,469
Real estate	428,750	42,634	128,867	—	600,251
Small business	143,709	8,869	1,470	8,660	162,708
Total(1)	$4,645,049	$411,388	$532,386	$101,324	$5,690,147
_________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
Non-Accrual and Past Due Loans
We will place a loan on non-accrual status if there is substantial doubt about the borrower's ability to service its debt and other obligations or if the loan is 90 or more days past due and is not well-secured and in the process of collection. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed and the recognition of interest and fee income on that loan will stop until factors no longer indicate collection is doubtful and the loan has been brought current. Payments received on non-

accrual loans are generally first applied to principal. A loan may be returned to accrual status when its interest or principal is current, repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. Cash payments received from the borrower and applied to the principal balance of the loan while the loan was on non-accrual status are not reversed if a loan is returned to accrual status.
If our non-accrual loans had performed in accordance with their original terms, interest income on the outstanding legal balance of these loans would have been $90.7 million, $105.3 million and $142.5 million higher for the years ending December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012 and 2011, the carrying value of non-accrual loans was as follows:

	December 31,
	2012	2011
	($ in thousands)
Asset-based	$27,759	$35,621
Cash flow	51,700	110,280
Healthcare asset-based	—	822
Healthcare real estate	17,001	23,600
Multi-family	1,961	1,703
Real estate	12,593	87,663
Small business	6,248	10,502
Total(1)	$117,262	$270,191
______________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
As of December 31, 2012 and 2011, the delinquency status of loans in our loan portfolio was as follows:

	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater Than 90 Days Past Due and Accruing
	($ in thousands)
As of December 31, 2012:
Asset-based	$19,207	$391	$19,598	$1,417,998	$1,437,596	$—
Cash flow	578	3,486	4,064	1,963,678	1,967,742	—
Healthcare asset-based	—	—	—	179,617	179,617	—
Healthcare real estate	—	17,001	17,001	665,058	682,059	—
Multi-family	656	999	1,655	900,269	901,924	—
Real estate	1,032	12,284	13,316	717,075	730,391	—
Small business	2,994	3,932	6,926	232,975	239,901	—
Total(1)	$24,467	$38,093	$62,560	$6,076,670	$6,139,230	$—
As of December 31, 2011:
Asset-based	$2,611	$11,063	$13,674	$1,260,754	$1,274,428	$—
Cash flow	218	9,701	9,919	1,933,464	1,943,383	—
Healthcare asset-based	—	—	—	269,426	269,426	—
Healthcare real estate	—	17,951	17,951	567,531	585,482	—
Multi-family	1,565	188	1,753	852,716	854,469	—
Real estate	5,762	44,049	49,811	550,440	600,251	5,603
Small business	2,213	9,182	11,395	151,313	162,708	—
Total(1)	$12,369	$92,134	$104,503	$5,585,644	$5,690,147	$5,603
__________________________

(1)	Includes deferred loan fees and discounts. Excludes loans held for sale carried at lower of cost or fair value.
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
Assessing the likelihood that a loan will not be paid according to its contractual terms involves the consideration of all relevant facts and circumstances and requires a significant amount of judgment. For such purposes, factors that are considered include:

•	the current performance of the borrower;

•	the current economic environment and financial capacity of the borrower to preclude a default;

•	the willingness of the borrower to provide the support necessary to preclude a default (including the potential for successful resolution of a potential problem through modification of terms); and

•	the borrower's equity position in, and the value of, the underlying collateral, if applicable, based on our best estimate of the fair value of the collateral.
In assessing the adequacy of available evidence, we consider whether the receipt of payments is dependent on the fiscal health of the borrower or the sale, refinancing or foreclosure of the loan.
We continue to recognize interest income on loans that have been identified as impaired but have not been placed on non-accrual status.
As of December 31, 2012 and 2011, information pertaining to our impaired loans was as follows:

	December 31,
	2012			2011
	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance	Carrying Value(1)	Legal Principal Balance(2)	Related Allowance
	($ in thousands)
With no related allowance recorded:
Asset-based	$40,655	$75,547	$—	$55,445	$89,519	$—
Cash flow	48,796	118,440	—	80,453	143,131	—
Healthcare asset-based	—	12,246	—	3,937	15,133	—
Healthcare real estate	17,001	18,286	—	23,600	28,961	—
Multi-family	1,961	2,108	—	1,703	2,988	—
Real estate	12,711	83,363	—	123,766	226,359	—
Small business	8,112	15,976	—	14,679	20,938	—
Total	129,236	325,966	—	303,583	527,029	—
With allowance recorded:
Asset-based	867	859	(412)	7,472	9,847	(2,030)
Cash flow	71,609	80,322	(6,072)	105,740	117,766	(24,418)
Total	72,476	81,181	(6,484)	113,212	127,613	(26,448)
Total impaired loans	$201,712	$407,147	$(6,484)	$416,795	$654,642	$(26,448)
______________________

(1)	Carrying value of impaired loans before applying specific reserves. Balances are net of deferred loan fees and discounts. Excludes loans held for sale.

(2)
Represents the contractual amounts owed to us by borrowers. The difference between the carrying value and the contractual amounts owed relates to the previous recognition of charge offs and are net of deferred loan fees and discounts.

As of December 31, 2012 and 2011, the carrying value of impaired loans with no related allowance recorded was $129.2 million and $303.6 million, respectively. Of these amounts, $41.6 million and $136.3 million, respectively, related to loans that were charged off to their carrying values. These charge offs were primarily the result of collateral dependent loans for which ultimate collection depends solely on the sale of the collateral. The remaining $87.6 million and $167.3 million related to loans that had no recorded charge offs or specific reserves as of December 31, 2012 and 2011, respectively, based on our estimate that we ultimately will collect all principal and interest amounts due.

Average balances and interest income recognized on impaired loans, by loan class, for the years ended December 31, 2012, 2011 and 2010, were as follows:

	Year Ended December 31,
	2012		2011		2010
	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)	Average Balance	Interest Income Recognized(1)
	($ in thousands)
No allowance recorded:
Asset-based	$65,805	$3,246	$67,521	$2,899	$147,560	$5,158
Cash flow	68,549	5,534	110,466	7,456	181,308	6,487
Healthcare asset-based	1,002	233	1,827	177	1,575	132
Healthcare real estate	24,118	—	23,010	165	20,119	11
Multi-family	1,432	17	5,770	—	2,655	35
Real estate	54,800	3,735	185,104	3,410	190,510	5,770
Small business	11,983	20	10,158	—	4,317	—
Total	227,689	12,785	403,856	14,107	548,044	17,593
With allowance recorded:
Asset-based	8,222	74	47,572	—	60,580	23
Cash flow	95,442	3,094	111,637	3,405	109,825	1,901
Healthcare asset-based	—	—	787	—	4,908	—
Healthcare real estate	604	—	5,006	—	9,101	179
Multi-family	—	—	414	—	13,425	—
Real estate	—	—	32,964	—	407,720	1,624
Small business	—	—	733	—	1,096	—
Total	104,268	3,168	199,113	3,405	606,655	3,727
Total impaired loans	$331,957	$15,953	$602,969	$17,512	$1,154,699	$21,320
_________________________

(1)
During the year ended December 31, 2012, we recognized no cash basis interest income on impaired loans. We recognized $0.1 million and $0.6 million during the years ended December 31, 2011 and 2010, respectively.

Allowance for Loan and Lease Losses
Our allowance for loan and lease losses represents management's estimate of incurred loan and lease losses inherent in our loan and lease portfolio as of the balance sheet date. The estimation of the allowance for loan and lease losses is based on a variety of factors, including past loan and lease loss experience, the current credit profile and financial position of our borrowers, adverse situations that have occurred that may affect the borrowers' ability to repay, the estimated value of underlying collateral and general economic conditions. Provisions for loan and lease losses are recognized when available information indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.
We perform quarterly and systematic detailed reviews of our loan portfolio to identify credit risks and to assess the overall collectability of the portfolio. The allowance on certain pools of loans with similar characteristics is estimated using reserve factors that are reflective of historical loss rates.
Each loan is assigned an internal risk rating that is based on defined credit review standards. While rating criteria vary by product, each loan rating focuses on: the client's financial performance and financial standing, the client's ability to repay the loan, and the adequacy of the collateral securing the loan. Subsequent to loan origination, risk ratings are monitored and reassessed on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the client's financial condition, cash flow or financial position. We use risk rating aggregations to measure credit risk within the loan portfolio. In addition to risk ratings, we consider the market trend of collateral values and loan concentrations by client industries and real estate property types where applicable.
These risk ratings, analysis of historical loss experience (updated quarterly), current economic conditions, industry performance trends, and any other pertinent information, including individual valuations on impaired loans are all considered when estimating the allowance for loan and lease losses.
If the recorded investment in an impaired loan exceeds the present value of payments expected to be received, the fair value of the collateral and/or the loan's observable market price, a specific allowance is established as a component of the allowance for loan and lease losses.

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
Activity in the allowance for loan and lease losses related to our loans held for investment for the years ended December 31, 2012, 2011 and 2010, respectively, was as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Allowance for loan and lease losses as of beginning of year	$153,631	$329,122	$586,696
Charge offs	(96,376)	(246,242)	(385,097)
Recoveries	22,220	18,926	930
Net charge offs	(74,156)	(227,316)	(384,167)
Charge offs upon transfer to held for sale	(1,644)	(41,160)	(42,353)
Deconsolidation of 2006-A Trust	—	—	(138,134)
Provision for loan and lease losses	39,442	92,985	307,080
Balance as of end of year	$117,273	$153,631	$329,122
Allowance for credit losses on unfunded lending commitments at beginning of year	4,877	3,261	3,704
(Release) provision for unfunded lending commitments	$(1,453)	$1,616	$(443)
Allowance for credit losses on unfunded lending commitments at end of year(1)	$3,424	$4,877	$3,261
Total allowance for loan, lease and unfunded lending commitments	$120,697	$158,508	$332,383
_________________________

(1)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities on the Consolidated Balance Sheet. Unfunded lending commitments totaled $1.0 billion, $1.4 billion and $1.9 billion at December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012 and 2011, the balances of the allowance for loan and lease losses and the carrying value of loans held for investment disaggregated by impairment methodology were as follows:

	December 31,
	2012		2011
	Loans	Allowance for Loan and Lease Losses	Loans	Allowance for Loan and Lease Losses
	($ in thousands)
Individually evaluated for impairment(1)	$198,855	$(6,483)	$409,902	$(26,448)
Other loans groups containing unidentified impaired loans	5,937,519	(110,790)	5,273,352	(127,183)
Acquired loans with deteriorated credit quality	2,856	—	6,893	—
Total	$6,139,230	$(117,273)	$5,690,147	$(153,631)
_______________________________

(1)	Loans individually evaluated for impairment are net of charge offs of $162.5 million and $191.3 million at December 31, 2012 and 2011, respectively.
Troubled Debt Restructurings
The types of concessions that are assessed to determine if modifications to our loans should be classified TDRs include, but are not limited to, interest rate and/or fee reductions, maturity extensions, payment deferrals, forgiveness of loan principal, interest, and/or fees, or multiple concessions comprised of a combination of some or all of these items. We also classify discounted loan payoffs and loan foreclosures as TDRs.
During the years ended December 31, 2012 and 2011, the aggregate carrying value of loans involved in TDRs were $170.5 million and $350.9 million, respectively, as of their respective restructuring dates. Aggregate carrying value includes principal, deferred fees and accrued interest. Loans involved in TDRs are classified as impaired upon closing the TDR. Generally, a loan that has been involved in a TDR is no longer classified as impaired one year subsequent to the restructuring, assuming the loan performs under the restructured terms and the restructured terms are commensurate with current market terms. In most cases, the restructured terms of loans involved in TDRs are not commensurate with current market terms.
As loans involved in TDRs are deemed to be impaired, such impaired loans, including those that subsequently experienced defaults, are individually evaluated in accordance with our allowance for loan and lease losses methodology under the same guidelines as non-TDR loans that are classified as impaired. Our evaluation of whether collection of interest and principal is reasonably assured is based on the facts and circumstances of each individual client and our assessment of the client's ability and intent to repay in accordance with the revised loan terms. We generally consider such factors as historical operating performance and payment history of the client, indications of support by sponsors and other interest holders, the terms of the TDR, the value of any collateral securing the loan and projections of future performance of the client as part of this evaluation.
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
The aggregate carrying values of loans that had been restructured in TDRs as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	($ in thousands)
Non-accrual	$62,815	$130,389
Accruing	83,367	178,614
Total	$146,182	$309,003
The specific reserves related to these loans were $1.6 million and $7.3 million as of December 31, 2012 and 2011, respectively. We had unfunded commitments related to these restructured loans of $21.1 million and $103.1 million as of December 31, 2012 and 2011, respectively.
The following table rolls forward the balance of loans modified in TDRs for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Beginning balance of TDRs	$309,003	$555,113	$426,406
New TDRs	45,353	143,963	449,534
Draws and pay downs on existing TDRs, net	(18,087)	(27,305)	(70,167)
Loan sales and payoffs	(157,954)	(267,168)	(157,255)
Charge offs post modification	(32,133)	(95,600)	(93,405)
Ending balance of TDRs	$146,182	$309,003	$555,113

The number and aggregate carrying values of loans involved in TDRs that occurred during the year ended December 31, 2012 were as follows:

	Year Ended December 31, 2012
	Number of Loans	Carrying Value Prior to TDR	Carrying Value Subsequent to TDR(2)
	($ in thousands)
Asset-based
Maturity extension	2	$589	$589
Discounted payoffs	4	4,159	—
Foreclosures	6	10,902	—
Multiple concessions	29	26,011	25,339
	41	41,661	25,928
Cash flow
Maturity extension	2	3,886	3,886
Payment deferral	1	736	736
Discounted payoffs	2	1,939	—
Multiple concessions	12	58,099	46,244
	17	64,660	50,866
Healthcare real estate
Discounted payoffs	2	6,963	—
	2	6,963	—
Multi-family
Foreclosures	2	1,040	—
	2	1,040	—
Real estate
Maturity extension	3	48,943	48,943
Discounted payoffs	1	4,246	—
	4	53,189	48,943
Small business
Payment deferral	1	558	558
Discounted payoffs	3	1,011	—
Foreclosures	4	1,208	—
Multiple concessions	1	201	201
	9	2,978	759
Total(1)	75	$170,491	$126,496
__________________________

(1)	Includes deferred loan fees and discounts.

(2)	Represents the carrying value immediately following the modification of the loan; does not represent the carrying value as of December 31, 2012.

A summary of concessions granted by loan type, including the accrual status of the loans as of December 31, 2012 and 2011, respectively, was as follows:

	December 31,
	2012			2011
	Non-accrual	Accrual	Total	Non-accrual	Accrual	Total
	($ in thousands)
Commercial
Maturity extension	$14,166	$59,513	$73,679	$24,208	$72,174	$96,382
Payment deferral	—	—	—	252	8,335	8,587
Multiple concessions	36,786	23,711	60,497	37,766	26,718	64,484
	50,952	83,224	134,176	62,226	107,227	169,453
Real estate
Interest rate and fee reduction	—	—	—	188	—	188
Maturity extension	59	—	59	1,023	41,213	42,236
Payment deferral	617	—	617	47,849	—	47,849
Multiple concessions	200	143	343	861	146	1,007
	876	143	1,019	49,921	41,359	91,280
Real estate - construction
Maturity extension	10,758	—	10,758	18,242	—	18,242
Multiple concessions	229	—	229	—	30,028	30,028
	10,987	—	10,987	18,242	30,028	48,270
Total	$62,815	$83,367	$146,182	$130,389	$178,614	$309,003
We have experienced losses incurred on some TDRs subsequent to their initial restructuring. These losses include both additional specific reserves and charge offs on the restructured loans. A majority of these incurred losses relate to our commercial loans and are primarily due to the borrowers' failure to consistently meet their financial forecasts that formed the bases for our restructured loans. Examples of circumstances that resulted in the borrowers not being able to meet their forecasts included acquisitions of other businesses that did not have the expected positive impact on financial results, significant delays in launching products and services, and continued deterioration in the pricing estimates of businesses and product lines that the borrower expected to sell to generate proceeds to repay the loan.

Losses incurred on TDRs since their initial restructuring by concession and loan type as of December 31, 2012, 2011 and 2010, respectively, was as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Commercial
Interest rate and fee reduction	$—	$18,727	$8,391
Maturity extension	5,440	11,310	15,513
Payment deferral	252	10,968	2,564
Multiple concessions	20,281	48,912	42,754
	25,973	89,917	69,222
Real estate
Interest rate and fee reduction	—	9	390
Maturity extension	950	—	1,484
Payment deferral	—	11,162	—
Multiple concessions	23	402	—
	973	11,573	1,874
Real estate - construction
Maturity extension	4,709	19,408	5,508
Multiple concessions	958	—	4,562
	5,667	19,408	10,070
Total	$32,613	$120,898	$81,166
Of the additional losses recognized on commercial loan TDRs since their initial restructuring for the years ended December 31, 2012, 2011 and 2010, 92.9%, 83.9% and 23.3%, respectively, related to loans that had additional modifications subsequent to their initial TDRs, and all related to loans that were on non-accrual status.  We recognized approximately $0.1 million, $0.2 million and $2.8 million of interest income for the years ended December 31, 2012, 2011 and 2010, respectively, on the commercial loans that experienced losses during those years.
Foreclosed Assets
Real Estate Owned (“REO”)
When we foreclose on a real estate asset that collateralizes a loan or other assets, we record the acquired assets at its estimated fair value less costs to sell at the time of foreclosure if the related REO is classified as held for sale. Upon foreclosure, we evaluate the asset's fair value as compared to the asset's carrying amount and record a charge off when the carrying amount of the asset exceeds fair value less costs to sell. For REO determined to be held for sale, subsequent valuation adjustments are recorded as a valuation allowance, which is recorded as a component of net expense of real estate owned and other foreclosed assets. REO that does not meet the criteria of held for sale is classified as held for use and initially recorded at its fair value. Except for land acquired, the real estate asset is subsequently depreciated over its estimated useful life. Fair value adjustments on REO held for use are recorded only if the carrying amount of an asset is not recoverable and exceeds its estimated fair value less cost to sell.
Activity related to REO held for sale for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Balance as of beginning of year	$23,649	$92,265	$101,401
Acquired in business combination	—	—	2,014
Transfers from loans held for investment and other assets	14,832	18,605	138,103
Fair value adjustments	(5,877)	(22,935)	(40,536)
Transfers from REO held for use	—	—	2,850
Real estate sold	(25,625)	(64,286)	(111,567)
Balance as of end of year	$6,979	$23,649	$92,265

During the years ended December 31, 2012, 2011 and 2010, we recognized losses of $1.9 million, $3.0 million and $2.1 million, respectively, on the sales of REO held for sale as a component of expense of real estate owned and other foreclosed assets, net.
Other Foreclosed Assets
When we foreclose on a borrower whose underlying collateral consists of loans or other assets, we record the acquired assets at the estimated fair value less costs to sell at the time of foreclosure. At the time of foreclosure, we record charge offs when the carrying amount of the original loan exceeds the estimated fair value of the acquired assets. We may also write down or record allowances on the acquired loans or assets subsequent to foreclosure if such loans or assets experience additional deterioration. As of December 31, 2012 and 2011, we had $4.8 million and $14.7 million, respectively, of loans acquired through foreclosure, net of valuation allowances of $0 and $0.9 million, respectively, which were recorded in other assets. The reserve release and provision for losses and gains on sales of other foreclosed assets, which were recorded as a component of expense of real estate owned and other foreclosed assets, net for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
(Release) provision for losses on other foreclosed assets	$(875)	$10,009	$42,079
Gains on sales of other foreclosed assets	—	2,357	—
Note 5. Investments
Investment Securities, Available-for-Sale
As of December 31, 2012 and 2011, our investment securities, available-for-sale were as follows:

	December 31,
	2012				2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Agency securities	$960,864	$23,464	$(807)	$983,521	$1,031,275	$25,656	$(103)	$1,056,828
Asset-backed securities	9,280	312	—	9,592	15,023	604	(20)	15,607
Collateralized loan obligations	13,418	12,832	—	26,250	11,915	5,848	—	17,763
Corporate debt	—	—	—	—	742	—	(42)	700
Equity security	—	—	—	—	202	191	—	393
Municipal bond	—	—	—	—	3,235	—	—	3,235
Non-agency MBS	40,937	689	(279)	41,347	67,662	831	(1,563)	66,930
U.S. Treasury and agency securities	17,632	683	—	18,315	25,902	644	—	26,546
Total	$1,042,131	$37,980	$(1,086)	$1,079,025	$1,155,956	$33,774	$(1,728)	$1,188,002
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

The amortized cost and fair value of investment securities, available-for-sale pledged as collateral as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012		2011
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$190,113	$197,911	$475,694	$490,437
Non-government correspondent bank(1)	—	—	39,990	39,990
Government agencies(2)	5,390	5,439	44,462	45,816
	$195,503	$203,350	$560,146	$576,243
____________________________

(1)	Represents the amounts CapitalSource Bank pledged as collateral for letters of credit and foreign exchange contracts.

(2)	Represents the amounts CapitalSource Bank pledged as collateral to secure funds deposited by local government agencies.
Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and included in gain on investments, net. Proceeds and gains from sales of investment securities, available-for-sale for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Proceeds from sales	$1,337	$273,439	$79,491
Gains from sales	382	17,984	5,901
During the years ended December 31, 2012, 2011, and 2010, we recognized $5.6 million, $13.3 million, and $1.1 million, respectively, of net unrealized after-tax gains as a component of accumulated other comprehensive income, net.
Other-than-temporary impairments (“OTTI”) on our investment securities, available-for-sale are included as a component of gain on investments, net. We recorded OTTI of $1.4 million and $1.5 million relating to a decline in the fair value of our investment securities, available-for-sale on our collateralized loan obligations and municipal bond during the year ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2010, we recorded OTTI of $3.6 million and $0.3 million related to declines in the fair value of certain corporate debt securities and an equity security, respectively.
Investment Securities, Held-to-Maturity
As of December 31, 2012 and 2011, investment securities, held-to-maturity consisted of commercial mortgage-backed securities rated BB or higher; and the amortized cost, gross unrealized gains and losses, and estimated fair value of held-to-maturity securities were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	($ in thousands)
2012	$108,233	$3,531	$(376)	$111,388
2011	111,706	4,284	(3,018)	112,972
The investment securities, held-to-maturity pledged as collateral as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012		2011
Source	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
FHLB	$4,060	$4,497	$7,177	$7,681
FRB	87,038	88,381	93,899	94,305
	$91,098	$92,878	$101,076	$101,986

Unrealized Losses on Investment Securities
As of December 31, 2012 and 2011, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions were as follows:

	Less Than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	($ in thousands)
As of December 31, 2012
Investment Securities, Available-for-Sale:
Agency securities	$(807)	$115,447	$—	$—	$(807)	$115,447
Non-agency MBS	(245)	8,651	(34)	1,175	(279)	9,826
Total Investment Securities, Available-for-Sale	$(1,052)	$124,098	$(34)	$1,175	$(1,086)	$125,273
Total Investment Securities, Held-to-Maturity	$—	$—	$(376)	$59,284	$(376)	$59,284
As of December 31, 2011
Investment Securities, Available-for-Sale:
Agency securities	$(103)	$35,704	$—	$—	$(103)	$35,704
Collateralized loan obligations	(20)	4,826	—	—	(20)	4,826
Corporate debt	(42)	700	—	—	(42)	700
Non-agency MBS	(169)	14,921	(1,394)	13,406	(1,563)	28,327
Total Investment Securities, Available-for-Sale	$(334)	$56,151	$(1,394)	$13,406	$(1,728)	$69,557
Total Investment Securities, Held-to-Maturity	$(3,018)	$64,012	$—	$—	$(3,018)	64,012
Investment securities in unrealized loss positions are analyzed individually as part of our ongoing assessment of OTTI. As of December 31, 2012 and 2011, we do not believe that any unrealized losses in our investment securities portfolio represent an OTTI. Of the unrealized losses, which primarily related to Agency MBS and commercial MBS, the losses are attributable to fluctuations in the market prices of the securities due to market conditions and interest rate levels. Agency securities have the highest debt rating and are backed by government-sponsored entities. As of December 31, 2012, each of the agency, non-agency, and commercial MBS securities with unrealized losses had investment grade ratings and were well supported. Based on our analysis of each security in an unrealized loss position, we do not intend to sell the securities before we can expect to recover the entire amortized cost basis of the impaired securities.
Contractual Maturities
As of December 31, 2012, the contractual maturities of our available-for-sale and held-to-maturity investment securities were as follows:

	Investment Securities, Available-for-Sale		Investment Securities, Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	5,000	5,007	27,378	29,097
Due after five years through ten years(1)	40,108	41,968	59,660	59,284
Due after ten years(2)(3)	997,023	1,032,050	21,195	23,007
Total	$1,042,131	$1,079,025	$108,233	$111,388
__________________________________

(1)
Includes Agency and Non-agency MBS with fair values of $18.6 million and $43.1 million, respectively, and weighted average expected maturities of approximately 2.23 and 2.82 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2012.

(2)
Includes Agency, Non-agency MBS including CMBS, and collateralized loan obligations with fair values of $960.0 million, $50.5 million, and $26.3 million, respectively, and weighted average expected maturities of approximately 2.90, 7.21, and 2.07 years, respectively, based on interest rates and expected prepayment speeds as of December 31, 2012.

(3)	Includes securities with no stated maturity.

Other Investments
As of December 31, 2012 and 2011, our other investments were as follows:

	December 31,
	2012	2011
	($ in thousands)
Investments carried at cost	$23,963	$36,252
Investments carried at fair value	—	192
Investments accounted for under the equity method	36,400	44,801
Total	$60,363	$81,245
Proceeds and gains from sales of other investments for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Proceeds from sales	$11,478	$30,468	$57,317
Gain from sales	5,874	22,915	35,345
During the years ended December 31, 2012, 2011 and 2010, we recorded OTTI of $5.2 million, $1.4 million and $2.5 million, respectively, relating to our investments carried at cost.
Note 6. Property and Equipment
We own property and equipment for use in our operations as well as equipment leased to others subject to operating lease agreements. As of December 31, 2012 and 2011, property and equipment included in other assets consisted of the following:

	December 31,
	2012	2011
	($ in thousands)
Land	$125	$125
Buildings	470	470
Equipment	150,464	103,609
Computer software	—	5,224
Furniture and related equipment	10,266	8,302
Leasehold improvements	24,498	26,259
Accumulated depreciation and amortization	(47,119)	(34,378)
Total	$138,704	$109,611
During the years ended December 31, 2012 and 2011, we acquired $40.8 million and $84.5 million of equipment, respectively, which we lease to others for their use subject to operating lease agreements. During the years ended December 31, 2012 and 2011, income from these leases was $1.1 million and $3.7 million, respectively.
Depreciation of property and equipment totaled $12.7 million, $9.2 million and $11.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Note 7. Deposits
As of December 31, 2012 and 2011, CapitalSource Bank had $5.6 billion and $5.1 billion, respectively, in deposits insured up to the maximum limit by the FDIC. As of December 31, 2012 and 2011, CapitalSource Bank had $872.4 million and $383.9 million, respectively, of certificates of deposit in the amount of $250,000 or more and $3.3 billion and $2.0 billion, respectively, of certificates of deposit in the amount of $100,000 or more.
As of December 31, 2012 and 2011, the weighted average interest rates for savings and money market deposit accounts were 0.51% and 0.75%, respectively, and for certificates of deposit were 0.94% and 1.14%, respectively. The weighted average interest rates for all deposits as of December 31, 2012 and 2011 were 0.87% and 1.06%, respectively.

As of December 31, 2012 and 2011, interest-bearing deposits at CapitalSource Bank were as follows:

	December 31,
	2012	2011
	($ in thousands)
Interest-bearing deposits:
Money market	$257,961	$260,032
Savings	704,890	836,521
Certificates of deposit	4,616,419	4,028,442
Total interest-bearing deposits	$5,579,270	$5,124,995
As of December 31, 2012, certificates of deposit at CapitalSource Bank detailed by maturity were as follows:

	Amount	Weighted Average Rate
	($ in thousands)
Maturing by:
December 31, 2013	$4,010,101	0.89%
December 31, 2014	479,719	1.16
December 31, 2015	56,915	1.85
December 31, 2016	44,540	2.19
December 31, 2017	25,144	1.19
Total	$4,616,419	0.94%
For the years ended December 31, 2012, 2011 and 2010, interest expense on deposits was as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Savings and money market	$6,086	$8,289	$8,291
Certificates of deposit	45,165	45,547	51,994
Fees for early withdrawal	(216)	(227)	(233)
Total interest expense on deposits	$51,035	$53,609	$60,052
Note 8. Variable Interest Entities
Troubled Debt Restructurings
Certain of our loan modifications qualify as events that require reconsideration of our borrowers as variable interest entities. Through reconsideration, we determined that certain of our borrowers involved in TDRs did not hold sufficient equity at risk to finance their activities without subordinated financial support. As a result, we concluded that these borrowers were VIEs. We also determined that we should not consolidate these borrowers because we do not have a controlling financial interest. The equity investors of these borrowers have the power to direct the activities that will have the most significant impact on the economics of these borrowers. These equity investors' interests also provide them with rights to receive benefits in the borrowers that could potentially be significant. As a result, we have determined that the equity investors continue to have a controlling financial interest in the borrowers subsequent to the restructuring.
Our interests in borrowers qualifying as variable interest entities were $115.4 million and $207.3 million as of December 31, 2012 and 2011, respectively, and are included in loans held for investment. For certain of these borrowers, we may have obligations to fund additional amounts through either unfunded commitments or letters of credit issued to or on behalf of these borrowers. Consequently, our maximum exposure to loss as a result of our involvement with these entities was $151.9 million and $288.9 million as of December 31, 2012 and 2011, respectively.

Term Debt Securitizations
In conjunction with our commercial term debt securitizations, we established and contributed loans to separate single purpose entities (collectively, referred to as the “Issuers”). The Issuers are structured to be legally isolated, bankruptcy remote entities. The Issuers issued notes and certificates that are collateralized by their underlying assets, which primarily comprise loans contributed to the securitizations. We service the underlying loans contributed to the Issuers and earn periodic servicing fees paid from the cash flows of the underlying loans. The Issuers have all of the legal obligations to repay the outstanding notes and certificates and we have no legal obligation to contribute additional assets to the Issuers. As of December 31, 2012 and 2011, the total outstanding balances of these commercial term debt securitizations were $398.9 million and $534.9 million, respectively. These amounts include $221.7 million and $225.5 million of notes and certificates that we held as of December 31, 2012 and 2011, respectively.
We have determined that the Issuers are variable interest entities, subject to applicable consolidation guidance and have concluded that the entities were designed to pass along risks related to the credit performance of the underlying loan portfolio. Except as set forth below, as a result of our power to direct the activities that most significantly impact the credit performance of the underlying loan portfolio and our economic interests in the Issuers, we have concluded that we are the primary beneficiary of each of the Issuers. Consequently, except as set forth below, we report the assets and liabilities of the Issuers in our consolidated financial statements, including the underlying loans and the issued notes and certificates held by third parties. As of December 31, 2012 and 2011, the carrying amounts of the consolidated liabilities related to the Issuers were $177.4 million and $309.7 million, respectively. These amounts include term debt and represent obligations for which there is only legal recourse to the Issuers. As of December 31, 2012 and 2011, the carrying amounts of the consolidated assets related to the Issuers were $345.4 million and $511.4 million, respectively. These amounts include loans held for investment, net and relate to assets that can only be used to settle obligations of the Issuers.
During 2010, we delegated certain of our collateral management and special servicing rights in the 2006-A term debt securitization trust (the “2006-A Trust”) and sold our equity interest and certain notes issued by the 2006-A Trust for $7.0 million, resulting in a gain of $16.7 million. As a result of the transaction, we determined that we no longer had the power to direct the activities that most significantly impact the economic performance of the 2006-A Trust. Therefore, we concluded that we were no longer the primary beneficiary and deconsolidated the 2006-A Trust.
As of December 31, 2012 and 2011, the fair value of our remaining interests in the 2006-A Trust that we had repurchased in the market subsequent to the initial securitization and held as of December 31, 2012 and 2011 was $26.3 million and $17.8 million, respectively, and was classified as investment securities, available-for-sale. We have no additional funding commitments or other obligations related to these interests. Except for a guarantee provided to a swap counterparty of the 2006-A Trust, we have not provided any additional financial support to the 2006-A Trust since the deconsolidation. This swap exposure had a fair value to the counterparty of $13.5 million and $15.1 million as of December 31, 2012 and 2011. The interests in the Trust and the swap guarantee comprise our maximum exposure to loss related to the 2006-A Trust. During the year ended December 31, 2011, we recognized a gain of $13.3 million, included in gain on investments, net in our consolidated statements of operations, on the sale of certain of our interests in the 2006-A Trust. No gain was recognized during the year ended December 31, 2012. In addition, during the years ended December 31, 2012 and 2011, we recorded gross unrealized gains of $12.8 million and $5.8 million, respectively, included as a component of other comprehensive income, on the securities that we still hold in the 2006-A Trust as of December 31, 2012 and 2011, respectively.

Note 9. Borrowings
As of December 31, 2012 and 2011, the composition of our outstanding borrowings was as follows:

	December 31,
	2012	2011
	($ in thousands)
Term debt - obligations of consolidated VIEs for which there is no recourse to the general credit of CapitalSource Inc (1)	$177,188	$309,394
Other borrowings:
Convertible debt, net(2)	—	28,903
Subordinated debt	410,738	436,196
FHLB SF borrowings	595,000	550,000
Total other borrowings	1,005,738	1,015,099
Total borrowings	$1,182,926	$1,324,493
______________________________

(1)	Amounts presented are net of debt discounts of $21 thousand and $62 thousand as of December 31, 2012 and 2011, respectively.

(2)	Amounts presented are net of debt discounts of $75 thousand as of December 31, 2011.
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
As of December 31, 2012 and 2011, the carrying amounts of our term debt related to securitizations were $177.2 million and $309.5 million, respectively.
In January 2013, we called the 2007-1 term debt securitization and repaid the outstanding third-party debt of $47.1 million and recognized no gain or loss on the extinguishment of debt.

Our outstanding term debt transactions in the form of asset securitizations held by third parties as of December 31, 2012, 2011, were as follows:

	Amounts Issued	Outstanding Third Party Held Debt Balance as of December 31,		Interest Rate Spread(1)	Original Expected Maturity Date
		2012	2011
	($ in thousands)
2006-1
Class C	68,447	1,119	10,585	0.55%	September 20, 2010
Class D	52,803	24,371	24,371	1.30%	December 20, 2010
	121,250	25,490	34,956
2006-2
Class C(2)	157,500	—	83,004	0.68%	June 20, 2013
Class D(2)	101,250	84,597	98,000	1.52%	June 20, 2013
Class E(3)	56,250	20,000	20,000	2.50%	June 20, 2013
	315,000	104,597	201,004
2007-1
Class C	84,000	19,448	45,823	0.65%	February 20, 2013
Class D	48,000	27,674	27,673	1.50%	September 20, 2013
	132,000	47,122	73,496
Total		$177,209	$309,456

____________________

(1)	All of our term debt transactions outstanding as of December 31, 2012 are based on one-month LIBOR, which was 0.21% and 0.30% as of December 31, 2012 and 2011, respectively.

(2)
We repurchased certain bonds from third party investors at fair market value. The total of $2.8 million of repurchased debt reflects two classes of the 2006-2 securitization as of December 31, 2012. The tables reflect outstanding debt to third party investors, and therefore, eliminate the portions of debt owned by us.

(3)	$20.0 million of these securities were originally offered for sale. The remaining $36.3 million of the securities are retained by us.
Convertible Debt
We have issued convertible debentures as part of our financing activities. During 2012, we repurchased $29.0 million of the 7.25% Convertible Debentures due 2037 (originally issued in July 2007) for $29.1 million and recorded a pre-tax loss of $0.1 million on the extinguishment of debt. The repurchases in 2012 amounted to the remaining outstanding balance of the 7.25% Convertible Debentures and therefore resulted in an extinguishment of debt.
For the years ended December 31, 2012, 2011 and 2010, the interest expense recognized on our Convertible Debentures and the effective interest rates on the liability components were as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Interest expense recognized on:
Contractual interest coupon	$1,006	$21,112	$30,128
Amortization of deferred financing fees	7	692	1,358
Amortization of debt discount	66	6,033	10,455
Total interest expense recognized	$1,079	$27,837	$41,941
Effective interest rate on the liability component:
3.5% Senior Debentures due 2034(1)	—%	7.25%	7.25%
4.0% Senior Subordinated Debentures due 2034(1)	—%	7.68%	7.68%
7.25% Senior Subordinated Debentures due 2037	7.79%	7.79%	7.79%
____________________
(1)    Repaid in 2011.
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
The TP Trusts are wholly owned indirect subsidiaries of CapitalSource. However, we have not consolidated the TP Trusts for financial statement purposes. We account for our investments in the TP Trusts under the equity method of accounting.
In March 2012, we purchased an aggregate of $26.1 million of preferred securities from our TP Trusts 2005-1 and 2006-4 at a discount from liquidation value. As a result of this purchase in June 2012, the related subordinated debt was exchanged and cancelled, and we recognized a related gain of $8.2 million on the extinguishment.
The carrying value of our subordinated debt was $410.7 million and $436.2 million as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, our outstanding subordinated debt was as follows:

TPS Series	Trust Formation Date	Debt Outstanding	Maturity Date	Date Callable(1)	Interest Rate as of December 31, 2012
		($ in thousands)
2005-1	November 2005	$82,475	December 15, 2035	December 15, 2010	2.26%	(2)
2005-2	December 2005	$128,866	January 30, 2036	January 30, 2011	2.26%	(2)
2006-1	February 2006	$51,545	April 30, 2036	April 30, 2011	2.26%	(2)
2006-2	September 2006	$51,550	October 30, 2036	October 30, 2011	2.26%	(2)
2006-3	September 2006	€25,775	October 30, 2036	October 30, 2011	2.25%	(3)
2006-4	December 2006	$16,470	January 30, 2037	January 30, 2012	2.26%	(2)
2006-5	December 2006	$6,650	January 30, 2037	January 30, 2012	2.26%	(2)
2007-2	June 2007	$39,177	July 30, 2037	July 30, 2012	2.26%	(2)
______________________

(1)	The subordinated debt is callable by us in whole or in part at par at any time after the stated date.

(2)	Bears interest at a floating interest rate equal to three-month LIBOR plus 1.95%, resetting quarterly at various dates.

(3)	Bears interest at a floating interest rate equal to three-month EURIBOR plus 2.05%, resetting quarterly.
The subordinated debt described above is unsecured and ranks subordinate and junior in right of payment to all of the Parent Company's indebtedness.
FHLB SF Borrowings and FRB Credit Program
As a member of the FHLB SF, CapitalSource Bank had financing availability with the FHLB SF as of December 31, 2012 equal to 35% of CapitalSource Bank's total assets. The maximum financing available under this formula was $2.6 billion and $2.3 billion as of December 31, 2012 and 2011, respectively. The financing is subject to various terms and conditions including pledging acceptable collateral, satisfaction of the FHLB SF stock ownership requirement and certain limits regarding the maximum term of debt. As of December 31, 2012, collateral with an estimated fair value of $202.4 million was pledged to the FHLB SF.
As of December 31, 2012 and 2011, CapitalSource Bank had borrowing capacity with the FHLB SF based on pledged collateral as follows:

	December 31,
	2012	2011
	($ in thousands)
Borrowing capacity	$841,309	$838,531
Less: outstanding principal	(595,000)	(550,000)
Less: outstanding letters of credit	(300)	(600)
Unused borrowing capacity	$246,009	$287,931
CapitalSource Bank is an approved depository institution under the primary credit program of the FRB of San Francisco's discount window eligible to borrow from the FRB for short periods, generally overnight. As of December 31, 2012 and 2011, collateral with amortized costs of $87.0 million and $93.9 million, respectively, and fair values of $88.4 million and $94.3 million, respectively, had been pledged under this program. As of December 31, 2012 and 2011, there were no borrowings outstanding.
The Bank has had at various times and may in the future have deposits at the FRB. The Bank had no deposits at the FRB as of December 31, 2012 and $179.1 million in deposits as of December 31, 2011. The Bank does not need to keep a minimum amount at the FRB. The account is used to cover interest payments on our outstanding advances.

Debt Maturities
The contractual maturities of our obligations under term debt, subordinated debt and FHLB borrowings as of December 31, 2012, were as follows:

	Term Debt(1)	Other Borrowings		Total
		Subordinated Debt(2)	FHLB Borrowings
	($ in thousands)
2013	$177,209	$—	$43,000	$220,209
2014	—	—	85,000	85,000
2015	—	—	112,500	112,500
2016	—	—	199,000	199,000
2017	—	—	88,000	88,000
Thereafter	—	410,738	67,500	478,238
Total	$177,209	$410,738	$595,000	$1,182,947
 ______________________

(1)
The amounts are presented gross of unamortized discounts of $21 thousand on our term debt securitizations. Contractual obligations on our term debt securitizations are computed based on their estimated lives. The estimated lives are based upon the contractual amortization schedule of the underlying loans. These underlying loans are subject to prepayment, which could shorten the life of the term debt securitizations; conversely, the underlying loans may be amended to extend their term, which may lengthen the life of the term debt securitizations.

(2)	The contractual obligations for subordinated debt are computed based on the legal maturities, which are between 2035 and 2037.
Interest Expense
The weighted average interest rates on all of our borrowings, including amortization of deferred financing costs, for the years ended December 31, 2012, 2011 and 2010 were 1.2%, 2.2% and 2.9%, respectively.
Deferred Financing Fees
As of December 31, 2012 and 2011, deferred financing fees of $11.8 million and $13.5 million, respectively, net of accumulated amortization of $31.3 million and $29.6 million, respectively, were included in other assets.
Debt Covenants
The Parent Company is subject to financial and non-financial covenants under our indebtedness, including, those with respect to servicing standards and engaging in a merger, sale or consolidation. If we were to default under our indebtedness by violating these covenants or otherwise, our investors' remedies would include the ability to, among other things, foreclose on collateral, and/or accelerate payment of all amounts payable under such indebtedness. We believe that we are in compliance with all covenants under our indebtedness.
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

Note 10. Shareholders' Equity
Common Stock Shares Outstanding
Common stock share activity for the years ended December 31, 2012, 2011 and 2010 was as follows:

Outstanding as of December 31, 2009	323,042,613
Repurchase of common stock	(1,415,000)
Exercise of options	309,801
Restricted stock and other stock activities	1,287,941
Outstanding as of December 31, 2010	323,225,355
Repurchase of common stock	(70,208,500)
Exercise of options	475,709
Restricted stock and other stock activities	2,619,641
Outstanding as of December 31, 2011	256,112,205
Repurchase of common stock	(49,270,260)
Exercise of options	1,694,429
Restricted stock and other stock activities	1,015,300
Outstanding as of December 31, 2012	209,551,674
Stock Repurchase Program
In December 2010, our Board of Directors authorized the repurchase of $150.0 million of our common stock over a period of up to 2 years. Subsequently, an additional $635.0 million was also authorized during the same period. In October 2012, the Board extended the program to include the period through December 31, 2013 and reset the authorization at $250.0 million. Collectively, we refer to these authorizations as the “Stock Repurchase Program.” During the year ended December 31, 2012 we repurchased 49.3 million shares of our common stock under the prior Board approved Stock Repurchase Program at an average price of $6.97 per share for a total purchase price of $344.2 million. During the year ended December 31, 2011, we repurchased 70.2 million shares of our common stock under the Stock Repurchase Program at an average price of $6.22 per share for a total purchase price of $438.8 million. During the year ended December 31, 2010, we repurchased 1.4 million shares of our common stock under the Stock Repurchase Program at an average price of $7.01 per share for a total purchase price of $9.9 million. Any share repurchases made under the Stock Repurchase Program will be made through open market purchases or privately negotiated transactions. The amount and timing of any repurchases will depend on market conditions and other factors and repurchases may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement.
Accumulated other comprehensive income, net
Accumulated other comprehensive income, net, as of December 31, 2012 and 2011, was as follows:

	Unrealized Gain on Investment Securities, Available-for-Sale, net of tax	Unrealized Gain on Foreign Currency Translation, net of tax	Accumulated Other Comprehensive Income, Net
	($ in thousands)
Beginning balance as of January 1, 2011	$5,763	$4,178	$9,941
Other comprehensive income (loss)	13,292	(3,827)	9,465
Ending balance as of December 31, 2011	19,055	351	19,406
Other comprehensive income (loss)	5,595	(351)	5,244
Ending balance as of December 31, 2012	$24,650	$—	$24,650
Note 11. Employee Benefit Plan
Our employees are eligible to participate in the CapitalSource 401(k) Plan (“401(k) Plan”), a defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. During the years ended December 31, 2012, 2011 and 2010, we contributed $2.1 million, $1.8 million and $1.8 million, respectively, in matching contributions to the 401(k) Plan.

Note 12. Income Taxes
We provide for income taxes as a “C” corporation on income earned from operations. For the tax year ended December 31, 2010, our subsidiaries were not able to participate in the filing of a consolidated federal tax return. Beginning in 2011, we reconsolidated our subsidiaries for federal tax purposes. We are subject to federal, foreign, state and local taxation in various jurisdictions.
In 2009, we established a valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the history of operating losses and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As of December 31, 2012 and 2011, the valuation allowance was $128.6 million and $515.2 million, respectively.
During 2012, we reversed $358.1 million of the valuation allowance, and such reversal was recorded as a benefit in our income tax expenses. Each of the deferred tax assets was evaluated based on our evaluation of the available positive and negative evidence with respect to our ability to realize the deferred tax asset, including considering their associated character and jurisdiction. The decision to reverse a large portion of the valuation allowance was based on our evaluation of all positive and negative evidence. A cumulative loss position, such as we had for the previous three-year period ended December 31, 2011, is generally considered significant negative evidence in assessing the realizability of a deferred tax asset. However, significant positive evidence had developed which overcame this negative evidence such that, during the year ended December 31, 2012, management determined that it is more likely than not that a portion of the deferred tax asset will be realized. This determination was made not based upon a single event or occurrence, but based upon the accumulation of all positive and negative evidence including recent trends in our earnings and taxable income. Other positive evidence included the projection of future taxable income based on a recent history of positive earnings at CapitalSource Bank, improved asset performance trends, substantial decline in the Parent Company's operations and assets, and one-time losses included in the three-year cumulative pre-tax loss (i.e., debt extinguishment loss). Additionally, we are no longer in a cumulative pre-tax loss position at the end of 2012.
A valuation allowance of $128.6 million remains in effect as of December 31, 2012 with respect to deferred tax assets where we believe sufficient evidence does not exist at this time to support a reduction in the allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Current:
Federal	$21,467	$(8,844)	$(27,898)
State	5,501	4,916	(2,637)
Foreign	237	(2,482)	4,881
Total current	27,205	(6,410)	(25,654)
Deferred:
Federal	(306,065)	32,785	7,979
State	(6,221)	5,053	(2,649)
Foreign	—	5,514	(478)
Total deferred	(312,286)	43,352	4,852
Income tax expense (benefit)	$(285,081)	$36,942	$(20,802)
For the year ended December 31, 2012, we had $205.5 million of pre-tax income relating to our domestic operations. For the year ended December 31, 2011, we had $16.9 million of pre-tax income and $32.0 million of pre-tax loss that was attributable to foreign and domestic operations, respectively. For the year ended December 31, 2010, we had $20.9 million of pre-tax income and $182.2 million of pre-tax loss that was attributable to foreign and domestic operations, respectively.

The reconciliations of the effective income tax rate and the federal statutory corporate income tax rate for the years ended December 31, 2012, 2011 and 2010, were as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Sale of healthcare net lease business	—	—	10.8
Sale of 2006-A Trust	—	—	(15.1)
State income taxes, net of federal tax benefit	4.1	7.1	4.3
Foreign income/Repatriation	—	93.4	—
Valuation allowance	(186.8)	(672.9)	(17.3)
State rate change	8.1	180.9	—
Other	0.9	111.5	(4.8)
Effective income tax rate	(138.7)%	(245.0)%	12.9%
Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and income tax purposes. The components of deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	($ in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$38,922	$62,362
Net unrealized losses on investments	62,557	80,180
Net unrealized losses on other real estate owned	7,720	14,281
Net operating losses - federal	166,624	207,511
Net operating losses - state, net of federal tax benefit	46,094	55,959
Capital losses - federal and state	23,813	31,330
Foreign tax credit	28,616	28,445
Share-based compensation awards	7,915	13,324
Non-accrual interest	50,899	14,562
Other	114,046	113,738
Total deferred tax assets	547,206	621,692
Valuation allowance	(128,568)	(515,240)
Total deferred tax assets, net of valuation allowance	418,638	106,452
Deferred tax liabilities:
Mark-to-market on loans	16,074	26,585
Other	40,281	34,422
Total deferred tax liabilities	56,355	61,007
Net deferred tax assets	$362,283	$45,445
Periodic reviews of the carrying amount of deferred tax assets are made to determine if a valuation allowance is necessary. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All evidence, both positive and negative, is evaluated when making this determination. Items considered in this analysis include the ability to carry back losses to recoup taxes previously paid, the reversal of temporary differences, tax planning strategies, historical financial performance, expectations of future earnings and the length of statutory carryforward periods. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences.
We have net operating loss carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code (the “Code”), our ability to utilize our net operating loss carryforwards, certain built-in losses and other tax attributes recognized in years after the ownership change generally would be limited. The annual limit would equal the product of (a) the applicable long term tax exempt rate and (b) the value of the relevant taxable entity's capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company's outstanding stock, including certain public groups of stockholders as set forth under Section 382 of the Code, and those arising from new stock issuances and other equity transactions. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether in the future we will undergo an ownership change under Section 382 of the Code.
As of December 31, 2012 and 2011, we had net operating loss carryforwards of $487.8 million and $592.9 million, respectively, for federal tax purposes, which are available to offset future taxable income. If not used, these carryforwards will begin to expire in 2028 and would fully expire in 2031. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option and restricted stock deductions, the resulting benefits will be credited to stockholders' equity. As of December 31, 2012 and 2011, we had state net operating loss carryforwards of $744.9 million and $965.4 million, respectively, which will expire in varying amounts beginning in 2012 through 2032.
As of December 31, 2012 and 2011, we had capital loss carryforwards of $60.7 million and $77.8 million, respectively, for federal tax purposes which are available to offset future capital gains. If not used, these carryforwards will begin to expire in 2015 and will fully expire in 2017.
As of December 31, 2012 and 2011, we have foreign tax credit carryforwards of $28.6 million and $28.4 million, respectively, for federal tax purposes, which are available to offset future federal income tax. If not used, these carryforwards will begin to expire in 2016 and would fully expire in 2021.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012 and 2011, are as follows:

	Year Ended December 31,
	2012	2011
	($ in thousands)
Balance as of the beginning of year	$75,445	$52,454
Additions for tax positions of prior years	34,698	22,991
Reductions for tax positions of prior years	(97)	—
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(1,945)	—
Balance as of the end of year	$108,101	$75,445
As of December 31, 2012 and 2011, our unrecognized tax benefit that may affect the effective tax rate was $2.7 million and $4.7 million, respectively, in each period. Due to potential for resolution of federal and state examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by as much as $84.5 million; however, we have sufficient net operating losses and other adjustments to offset these potential tax liabilities.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. For the years ended December 31, 2012, 2011 and 2010, we recognized $1.8 million, $0.5 million and $(9.4) million in interest expense (benefit) and penalties, respectively. We had $3.6 million and $1.8 million accrued for the payment of interest and penalties as of December 31, 2012 and 2011, respectively.
We file income tax returns with the United States and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2011. We are currently under examination by the Internal Revenue Service for the tax years 2006 to 2008, and by certain state jurisdictions for the tax years 2006 to 2010.

Note 13. Net Income (Loss) Per Share
The computations of basic and diluted net income (loss) per share attributable to CapitalSource Inc. for the years ended December 31, 2012, 2011 and 2010, respectively, were as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands, except per share data)
Net income (loss):
From continuing operations	$490,610	$(52,023)	$(140,522)
From discontinued operations, net of taxes	—	—	9,489
From sale of discontinued operations, net of taxes	—	—	21,696
Total from discontinued operations	—	—	31,185
Attributable to CapitalSource Inc.	490,610	(52,023)	(109,254)
Average shares - basic	223,928,583	302,998,615	320,836,867
Effect of dilutive securities:
Option shares	2,465,061	—	—
Stock units and unvested restricted stock	3,761,345	—	—
Average shares - diluted	230,154,989	302,998,615	320,836,867
Basic net income (loss) per share
From continuing operations	$2.19	$(0.17)	$(0.44)
From discontinued operations, net of taxes	—	—	0.10
Attributable to CapitalSource Inc.	2.19	(0.17)	(0.34)
Diluted net income (loss) per share
From continuing operations	$2.13	$(0.17)	$(0.44)
From discontinued operations, net of taxes	—	—	0.10
Attributable to CapitalSource Inc.	2.13	(0.17)	(0.34)
The weighted average shares that have an antidilutive effect in the calculation of diluted net income (loss) per share attributable to CapitalSource Inc. and have been excluded from the computations above were as follows:

	Year Ended December 31,
	2012	2011	2010
Stock units	1,858	2,956,796	3,679,234
Stock options	1,256,195	7,242,390	2,845,512
Shares issuable upon conversion of convertible debt	—	1,069,517	14,510,369
Unvested restricted stock	52,552	4,781,650	813,145
Note 14. Stock-Based Compensation
Equity Incentive Plan
A total of 66.0 million shares of common stock have been reserved for issuance under the CapitalSource Inc. Third Amended and Restated Equity Incentive Plan (the “Plan”). Any shares that may be issued under the Plan to any person pursuant to an option or stock appreciation right (an “SAR”) are counted against this limit as one share for every one share granted. Any shares that may be issued under the Plan to any person, other than pursuant to an option or SAR, are counted against this limit as one and one-half shares for every one share granted.
As of December 31, 2012, there were 10.1 million shares subject to outstanding grants and 28.5 million shares remaining available for future grants under the Plan. The Plan will expire on the earliest of (1) the date as of which the Board of Directors, in its sole discretion, determines that the Plan shall terminate, (2) following certain corporate transactions such as a merger or sale of our assets if the Plan is not assumed by the surviving entity, (3) at such time as all shares of common stock that may be available for purchase under the Plan have been issued or (4) April 29, 2020. The Plan is intended to give eligible employees, members of the Board of Directors, and our consultants and advisors awards that are linked to the performance of our common stock.

Total compensation cost recognized in income pursuant to the Plan was $34.1 million, $15.7 million and $14.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Stock Options
Stock option activity for the year ended December 31, 2012 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				($ in thousands)
Outstanding as of December 31, 2011	7,242,390	$5.40	5.91	$18,247
Granted	1,120,000	7.08
Exercised	(1,694,429)	3.77
Expired	(203,300)	12.83
Forfeited	(100,000)	4.21
Outstanding as of December 31, 2012	6,364,661	5.41	5.67	19,626
Vested as of December 31, 2012	6,364,661	5.41	5.67	19,626
Exercisable as of December 31, 2012	4,742,161	5.09	4.53	17,634
For the years ended December 31, 2012, 2011 and 2010, the weighted average grant date fair values of options granted were $7.58, $4.18 and $3.21, respectively. The total intrinsic values of options exercised during the years ended December 31, 2012, 2011 and 2010, were $6.1 million, $1.5 million and $0.7 million, respectively. As of December 31, 2012 and 2011, the total unrecognized compensation cost related to unvested options granted pursuant to the Plan was $2.7 million and $2.3 million, respectively. This cost is expected to be recognized over a weighted average period of 1.56 and 1.17 years, respectively.
For awards containing only service and/or performance based vesting conditions, we use the Black-Scholes option-pricing model to estimate the fair value of each option grant on its grant date. The assumptions used in this model for the years ended December 31, 2012, 2011 and 2010, were as follows:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	0.53%	0.57%	0.75%
Expected volatility	63.83%	87.80%	87.00%
Risk-free interest rate	0.52%	1.50%	1.60%
Expected life	3.9 years	4.0 years	4.0 years
The dividend yield is computed based on annualized ordinary dividends and the average share price for the period. The expected volatility is based on the historical volatility of CapitalSource Inc.'s stock price in the most recent period that is equal to the expected term of the options being valued. The risk-free interest rate is the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the options. The expected life of our options granted represents the period of time the options are expected to be outstanding.
Restricted Stock Awards and Restricted Stock Units
Restricted stock awards for the year ended December 31, 2012, were as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	7,738,446	$5.71
Granted	528,087	6.99
Vested	(4,058,674)	5.33
Forfeited	(426,128)	6.55
Outstanding as of December 31, 2012(1)	3,781,731	6.19
______________________

(1)	Includes 0.4 million and 0.3 million vested and unvested restricted stock units, respectively.

The fair value of unvested restricted stock awards and restricted stock units is determined based on the closing trading price of our common stock on the grant date, in accordance with the Plan. The weighted average grant date fair value of restricted stock awards and restricted stock units granted during the years ended December 31, 2012, 2011 and 2010 was $6.99, $6.30 and $6.11, respectively.
The total fair value of restricted stock awards and restricted stock units that vested during the years ended December 31, 2012, 2011 and 2010 was $30.4 million, $8.9 million and $8.6 million, respectively. As of December 31, 2012 and 2011, the total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted pursuant to the Plan was $18.0 million and $21.4 million, respectively, which is expected to be recognized over a weighted average period of 1.80 and 1.90 years, respectively.
Note 15. Bank Regulatory Capital
CapitalSource Bank is subject to various regulatory capital requirements established by federal and state regulatory agencies. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, CapitalSource Bank must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. CapitalSource Bank's capital amounts and other requirements are also subject to qualitative judgments by its regulators about risk weightings and other factors.
The calculations of the respective capital amounts at CapitalSource Bank as of December 31, 2012 and 2011, were as follows:

	December 31,
	2012	2011
	($ in thousands)
Common stockholder's equity at CapitalSource Bank	$1,100,847	$1,050,303
Less:
Disallowed goodwill and other disallowed intangible assets	(152,561)	(156,927)
Net unrealized gains on available-for-sale securities	(14,449)	(15,630)
Total Tier-1 Capital	933,837	877,746
Add: Allowable portion of the allowance for loan and lease losses	76,909	68,232
Total Risk-Based Capital	$1,010,746	$945,978
Under prompt corrective action regulations, a “well-capitalized” bank must have a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a Tier 1 leverage ratio of 5%. Under its approval order from the FDIC, CapitalSource Bank must be “well-capitalized” and at all times have a minimum total risk-based capital ratio of 15%, a minimum Tier-1 risk-based capital ratio of 6% and a minimum Tier 1 leverage ratio of 5%. CapitalSource Bank's ratios and the minimum requirements as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012				2011
	Actual		Minimum Required		Actual		Minimum Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Tier-1 Leverage	$933,837	13.06%	$357,443	5.00%	$877,746	13.61%	$322,559	5.00%
Tier-1 Risk-Based Capital	933,837	15.24	367,651	6.00	877,746	16.17	325,714	6.00
Total Risk-Based Capital	1,010,746	16.50	919,128	15.00	945,978	17.43	814,284	15.00
Note 16. Commitments and Contingencies
We have non-cancelable operating leases for office space and office equipment. The leases expire over the next twelve years and contain provisions for certain annual rental escalations.

As of December 31, 2012, future minimum lease payments under non-cancelable operating leases, including leases held at CapitalSource Bank, were as follows ($ in thousands):

2013	$13,326
2014	10,738
2015	8,476
2016	6,968
2017	6,110
Thereafter	39,404
Total(1)	$85,022
______________________

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $12.9 million due in the future under non-cancelable subleases.
Occupancy expense was $16.8 million, $15.5 million and $18.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012 and 2011, we had committed credit facilities to our borrowers of approximately $7.4 billion and $7.6 billion of which approximately $1.0 billion and $1.4 billion were unfunded, respectively. As of December 31, 2012 and 2011, $922.4 million and $944.7 million of the total unfunded commitments were extended by CapitalSource Bank, respectively. As of December 31, 2012 and 2011, $88.5 million and $408.0 million, of the total unfunded commitments were extended by the Parent Company, respectively. Our failure to satisfy our full contractual funding commitment to one or more of our borrower's could create a breach of contract and lender liability for us and damage our reputation in the marketplace, which could have a material adverse effect on our business.
We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. As of December 31, 2012 and 2011, we had issued $54.2 million and $79.4 million, respectively, in stand-by letters of credit which expire at various dates over the next five years. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation and would seek repayment of that financial obligation from the borrower, and we have posted cash and investments securities as collateral under these arrangements.
During the year ended December 31, 2010, we sold all of our direct real estate investment properties. We are responsible for indemnifying the current owners for any remediation, including costs of removal and disposal of asbestos that existed prior to the sales, through the third anniversary date of the sale. We will recognize any remediation costs if notified by the current owners of their intention to exercise their indemnification rights; however, no such notification has been received to date. As of December 31, 2012, sufficient information was not available to estimate our potential liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties continue to have indeterminable settlement dates.
From time to time we are party to legal proceedings. We do not believe that any currently pending or threatened proceeding, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations, including our cash flows.
Note 17. Related Party Transactions
We have from time to time in the past, and expect that we may from time to time in the future, enter into transactions with companies in which our directors, executive officers, nominees for directors, 5% or more beneficial owners or certain of their affiliates have material interests. Our Board of Directors, or a committee of disinterested directors, is charged with considering and approving these types of transactions. Management believes that each of our related party loans have been, and will continue to be, subject to the same due diligence, underwriting and rating standards as the loans that we make to unrelated third parties.
As of December 31, 2012, we had no loans committed or outstanding to such entities. As of December 31, 2011, we had committed to lend $50 million to such entities of which $14.7 million was outstanding. These loans bore interest ranging 4.47% to 8.00%. For the years ended December 31, 2012, 2011 and 2010, we recognized $0.1 million, $0.6 million and $6.7 million, respectively, in interest and fees from these loans.

Activity in related party loans for the year ended December 31, 2012, was as follows ($ in thousands):

Balance as of January 1, 2012	$14,748
Advances	2,143
Repayments	(2,143)
Transfers out (1)	(14,748)
Balance as of December 31, 2012	$—
____________________________
(1)    Related to a loan that no longer met the qualifications of a related party.
Note 18. Derivative Instruments
We are exposed to certain risks related to our ongoing business operations. The primary risks managed through the use of derivative instruments are interest rate risk and foreign exchange risk. We do not enter into derivative instruments for speculative purposes. As of December 31, 2012 and 2011, none of our derivatives were designated as hedging instruments pursuant to GAAP.
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
As of December 31, 2012 and 2011, the notional amounts and fair values of our various derivative instruments as well as their locations in our consolidated balance sheets were as follows:

	December 31,
	2012			2011
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Other Assets	Other Liabilities		Other Assets	Other Liabilities
	($ in thousands)			($ in thousands)
Interest rate contracts	$6,712	$—	$11	$1,128,647	$58,935	$93,110
Foreign exchange contracts	34,553	—	471	25,946	167	183
Total	$41,265	$—	$482	$1,154,593	$59,102	$93,293
The gains and losses on our derivative instruments recognized during the years ended December 31, 2012, 2011 and 2010 as well as the locations of such gains and losses in our audited consolidated statements of operations were as follows:

	Location	Gain (Loss) Recognized in Income in Year Ended December 31,
		2012	2011	2010
		($ in thousands)
Interest rate contracts	Income (loss) on derivatives, net	$338	$(6,120)	$(6,055)
Foreign exchange contracts	Loss on derivatives, net	(1,162)	(693)	(2,589)
Total		$(824)	$(6,813)	$(8,644)
Note 19. Credit Risk
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
Credit risk is the risk of loss arising from adverse changes in a client's or counterparty's ability to meet its financial obligations under agreed-upon terms. Market risk is the possibility that a change in market prices may cause the value of a financial instrument to decrease or become more costly to settle. The contract or notional amounts of financial instruments, which are not included in our audited consolidated balance sheets, do not necessarily represent credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments.
We manage credit risk of our derivatives and credit-related arrangements by limiting the total amount of arrangements outstanding by an individual counterparty, by obtaining collateral based on management's assessment of the client and by applying uniform credit standards maintained for all activities with credit risk.
Contract or notional amounts and the credit risk amounts for derivatives and credit-related arrangements as of December 31, 2012 and 2011, were as follows:

	December 31,
	2012		2011
	Contract or Notional Amount	Credit Risk Amount	Contract or Notional Amount	Credit Risk Amount
		($ in thousands)
Derivatives:
Interest rate contracts	$6,712	$—	$1,128,647	$58,935
Foreign exchange contracts	34,553	—	25,946	167
Total derivatives	$41,265	$—	$1,154,593	$59,102
Credit-related arrangements:
Commitments to extend credit	$1,019,920	$14,153	$1,352,747	$15,324
Commitments to extend letters of credit	95,927	8,737	154,443	7,062
Total credit-related arrangements	$1,115,847	$22,890	$1,507,190	$22,386
Derivatives
Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. We obtain collateral from certain counterparties and monitor all exposure and collateral requirements daily. We continually monitor the fair value of collateral received from counterparties and may request additional collateral from counterparties or return collateral pledged as deemed appropriate. Our agreements generally include master netting agreements whereby we are entitled to settle our individual derivative positions with the same counterparty on a net basis upon the occurrence of certain events. As of December 31, 2012, we had no exposure to derivative counterparty arrangements, as our derivative financial instruments were in liability positions.
We report our derivatives at fair value on a gross basis irrespective of our master netting arrangements. We held no collateral against our derivatives in asset positions as of December 31, 2012, compared to $18.8 million against our derivative instruments as of December 31, 2011. For derivatives that were in a liability position, we had posted collateral of $1.5 million and $55.7 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, we also posted collateral of $10.0 million related to counterparty requirements for foreign exchange contracts at CapitalSource Bank.
During the year ended December 31, 2012, we terminated interest rate swaps of $53.2 million which were in an asset position and $87.7 million which were in a liability position as of the respective termination dates. As a result of these terminations, we received $7.7 million, net of collateral held and posted.
Credit-Related Arrangements
In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States. As of December 31, 2012, the single largest industry concentration in our outstanding loan balance was health care and social assistance, which represented approximately 23% of the outstanding loan portfolio. As of December 31, 2012, taken in the aggregate, lender finance (primarily timeshare) loans were our largest loan concentration by sector and represented approximately 15% of our loan portfolio.
As of December 31, 2012, real estate and real estate - construction loans represented approximately 42% of our outstanding loan portfolio. Among real estate and real estate - construction loans, the largest property type concentration was the multifamily category, comprising approximately 30%, and the largest geographical concentration was in California, comprising approximately 26% of this loan portfolio.

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
Investment securities, available-for-sale, consisted of a corporate debt security as of December 31, 2011, which was subsequently settled in 2012. We valued our corporate debt security using unobservable inputs that were significant to the fair value measurement and classified the fair value measurement within level 3 of the fair value hierarchy during 2011. As a result of the settlement of the corporate debt security in 2012, the balance was transferred out of level 3 of the fair value hierarchy. No other available for sale securities were transferred from or into Level 3 during the year ending December 31, 2012.
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
Loans Held for Investment
Loans held for investment are recorded at outstanding principal, net of any deferred fees and unamortized purchase discounts or premiums and net of an allowance for loan and lease losses. We may record fair value adjustments on a nonrecurring basis when we have determined that it is necessary to record a specific reserve against a loan and we measure such specific reserve using the fair value of the loan's collateral. To determine the fair value of the collateral, we may employ different approaches depending on the type of collateral.
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
For impaired collateral dependent commercial real estate loans, we typically obtain an updated appraisal as of the date the loan is deemed impaired to measure the amount of impairment. In situations where we are unable to obtain a timely updated appraisal, we perform internal valuations which utilize assumptions and calculations similar to those customarily utilized by third party appraisers and consider relevant property specific facts and circumstances. In certain instances, our internal assessment of value may be based on adjustments to outdated appraisals by analyzing the changes in local market conditions and asset performance since the appraisals were performed. The outdated appraisal values may be discounted by percentages that are determined by analyzing changes in local market conditions since the dates of the appraisals as well as by consulting databases, comparable market sale prices, brokers' opinions of value and other relevant data. We do not make adjustments that increase the values indicated by outdated appraisals by using higher recent sale comparisons.
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
As of December 31, 2012, $47.6 million of our collateral dependent loans had an appraisal older than twelve months. The fair value of the collateral for these loans was determined through inputs outside of appraisals, including actual and comparable sales transactions, broker price opinions and other relevant data.
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
In cases where our collateral is not a fixed or tangible asset, we typically use industry valuation benchmarks such as Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") multiples to determine the value of the asset or the underlying enterprise. Decreases in these benchmarks would result in significant decreases in the fair value measurements.
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
FHLB SF Stock
Our investment in FHLB SF stock is recorded at historical cost. FHLB SF stock does not have a readily determinable fair value, but may be sold back to the FHLB SF at its par value with stated notice. The investment in FHLB SF stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB SF and its overall financial condition. No impairment losses on our investment in FHLB SF stock have been recorded through December 31, 2012.
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
Other Foreclosed Assets
When we foreclose on a borrower whose underlying collateral consists of assets other than real estate, we record the acquired assets at the estimated fair value at the time of foreclosure. Valuation of that collateral is typically performed utilizing internally developed estimates. Underlying collateral values may be supported by appraisals or broker price opinions. When fair value adjustments are recorded on these assets, we typically classify them in Level 3 of the fair value hierarchy.
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
Assets and Liabilities Carried at Fair Value on a Recurring Basis
Assets and liabilities have been grouped in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2012 were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$983,521	$—	$983,521	$—
Assets-backed securities	9,592	—	9,592	—
Collateralized loan obligation	26,250	—	—	26,250
Non-agency MBS	41,347	—	41,347	—
U.S. Treasury and agency securities	18,315	—	18,315	—
Total assets	$1,079,025	$—	$1,052,775	$26,250
Liabilities
Other liabilities held at fair value:
Derivative liabilities	$482	$—	$482	$—

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2011 were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets
Investment securities, available-for-sale:
Agency securities	$1,056,828	$—	$1,056,828	$—
Asset-backed securities	15,607	—	15,607	—
Collateralized loan obligation	17,763	—	—	17,763
Corporate Debt	700	—	—	700
Equity security	393	393	—	—
Municipal bond	3,235	—	—	3,235
Non-agency MBS	66,930	—	66,930	—
U.S. Treasury and agency securities	26,546	—	26,546	—
Total investment securities, available-for-sale	1,188,002	393	1,165,911	21,698
Investments carried at fair value:
Warrants	193	—	—	193
Other assets held at fair value:
Derivative assets	59,102	—	59,102	—
Total assets	$1,247,297	$393	$1,225,013	$21,891
Liabilities
Other liabilities held at fair value:
Derivative liabilities	$93,293	$—	$93,293	$—
A summary of the changes in the fair values of assets carried at fair value for the year ended December 31, 2012 that have been classified in Level 3 of the fair value hierarchy was as follows:

	Investment Securities, Available-for-Sale
	Corporate Debt	Collateralized Loan Obligation	Municipal Bonds (1)	Non-agency MBS	Total	Warrants	Total Assets
	($ in thousands)
Balance as of January 1, 2012	$700	$17,763	$3,235	$—	$21,698	$193	$21,891
Realized and unrealized gains (losses):
Included in income	11	2,954	(1,246)	1,353	3,072	5	3,077
Included in other comprehensive income, net	(45)	6,985	—	—	6,940	—	6,940
Total realized and unrealized gains (losses)	(34)	9,939	(1,246)	1,353	10,012	5	10,017
Transfers to/from Level 3:
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(666)	—	—	—	(666)	—	(666)
Total Level 3 transfers	(666)	—	—	—	(666)	—	(666)
Sales and settlements:
Sales	—	—	—	—	—	(198)	(198)
Settlements	—	(1,452)	(1,989)	(1,353)	(4,794)	—	(4,794)
Total sales and settlements	—	(1,452)	(1,989)	(1,353)	(4,794)	(198)	(4,992)
Balance as of December 31, 2012	$—	$26,250	$—	$—	$26,250	$—	$26,250
______________________

(1)	In September 2012, the municipal bond was settled as the Company secured the collateral; the collateral was transferred to other assets at its fair value less cost of sales of $2.0 million.

A summary of the changes in the fair values of assets carried fair value for the year ended December 31, 2011 that have been classified in Level 3 of the fair value hierarchy was as follows:

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
Realized and unrealized gains and losses on assets and liabilities classified in Level 3 of the fair value hierarchy included in income for the year ended December 31, 2012 and 2011, reported in interest income and (loss) gain on investments, net were as follows:

	Interest Income		(Loss) Gain on Investments, Net
	Year Ended December 31,
	2012	2011	2012	2011
	($ in thousands)
Total gains (losses) included in earnings for the period	$4,498	$5,402	$(1,421)	$11,769
Unrealized gains (losses) relating to assets still held at reporting date	3,134	4,003	(180)	(1,521)
Assets Carried at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. The table below provides the fair values of those assets, excluding related transaction costs, for which nonrecurring fair value adjustments were recorded as of December 31, 2012 and 2011, classified by their position in the fair value hierarchy.

	December 31,
	2012				2011
	Fair Value Measurement as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)				($ in thousands)
Assets
Loans held for sale	$1,000	$—	$1,000	$—	$161,293	$—	$161,293	$—
Loans held for investment	9,287	—	—	9,287	92,909	—	—	92,909
Investments carried at cost	597	—	571	26	4,863	—	—	4,863
Investments accounted for under the equity method	—	—	—	—	694	—	—	694
Real estate owned	6,178	—	1,844	4,334	17,398	—	—	17,398
Other foreclosed assets, net	—	—	—	—	11,667	—	—	$11,667
Total assets	$17,062	$—	$3,415	$13,647	$288,824	$—	$161,293	$127,531

The following table presents the net losses of the above assets resulting from nonrecurring fair value adjustments for the year ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	($ in thousands)
Assets
Loans held for sale	$198	$20,289
Loans held for investment	25,981	111,775
Investments carried at cost	5,486	1,395
Investments accounted for under the equity method	—	56
Real estate owned	5,681	17,210
Other foreclosed assets, net	—	10,009
Total net loss from nonrecurring measurements	$37,346	$160,734
Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2012 a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of December 31, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	($ in thousands)
Assets
Collateralized loan obligation	$26,250	Third-Party Pricing	Marketability Discount	N/A(1)
			Illiquidity Discount	N/A(1)

Loans held for investment
Services	6,995	Market and Income Approach	EBITDA Multiple	5.6x
			Marketability Discount	30% - 56% (38%)
			Capitalization Rate	11.0%

Commercial Real Estate	937	Market Approach	Marketability Discount	8% - 43% (23%)
			Price Per Acre	$1,022
			Illiquidity Discount	55.0%

Residential Real Estate	656	Market Approach	Capitalization Rate	8.7%

Total loans held for investment	8,588

Investments carried at cost	26	Income Approach	EBITDA Multiple	8.0x
			Illiquidity Discount	25.0%

Real estate owned	4,334	Market Approach	Marketability Discount	53.5% - 55.5% (55.5%)
			Illiquidity Discount	40.0%
Total assets as of December 31, 2012	$39,198
______________________

(1)	Information is unavailable as valuation was obtained from third-party pricing services.
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

The table below provides fair value estimates for our financial instruments as of December 31, 2012 and 2011, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	December 31,
	2012					2011
	Carrying Value	Fair Value				Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Cash and cash equivalents	$299,086	$299,086	$—	$—	$299,086	$458,548	$458,548	$—	$—	$458,548
Restricted cash	104,044	104,044	—	—	104,044	65,484	65,484	—	—	65,484
Loans held for sale	22,719	—	22,723	—	22,723	193,021	—	197,103	—	197,103
Loans held for investment, net	6,021,957	—	—	5,953,226	5,953,226	5,536,516	—	—	5,410,511	5,410,511
Investments carried at cost	23,963	—	—	61,742	61,742	36,252	—	—	64,076	64,076
Investments accounted for under the equity method	36,400	1,087	12,372	24,055	37,514	44,801	—	13,905	30,991	44,896
Investment securities, held-to-maturity	108,233	—	111,388	—	111,388	111,706	—	112,972	—	112,972
Liabilities:
Deposits	5,579,270	962,851	4,626,715	—	5,589,566	5,124,995	—	5,135,843	—	5,135,843
Term debt	177,188	—	—	146,548	146,548	309,394	—	—	252,739	252,739
Convertible debt, net	—	—	—	—	—	28,903	—	29,739	—	29,739
Subordinated debt	410,738	—	273,141	—	273,141	436,196	—	252,994	—	252,994
Loan commitments and letters of credit	—	—	—	21,559	21,559	—	—	—	20,636	20,636
Note 21. Segment Data
For the years ended December 31, 2012 and 2011, we operated as two reportable segments: CapitalSource Bank and Other Commercial Finance. Our CapitalSource Bank segment comprises our commercial lending and banking business activities, and our Other Commercial Finance segment comprises our loan portfolio and other business activities in the Parent Company.
The financial results of our operating segments as of and for the years ended December 31, 2012, 2011 and 2010, were as follows:

	Year Ended December 31, 2012
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$393,083	$78,629	$(3,498)	$468,214
Interest expense	62,096	17,311	—	79,407
Provision for loan and lease losses	16,192	23,250	—	39,442
Non-interest income	60,495	14,522	(25,171)	49,846
Non-interest expense	168,569	51,344	(26,231)	193,682
Net income (loss) from continuing operations before income taxes	206,721	1,246	(2,438)	205,529
Income tax expense (benefit)	84,055	(370,209)	1,073	(285,081)
Net income (loss) from continuing operations	$122,666	$371,455	$(3,511)	$490,610
Total assets as of December 31, 2012	$7,371,643	$1,190,044	$(12,682)	$8,549,005

	Year Ended December 31, 2011
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$368,964	$141,056	$370	$510,390
Interest expense	62,802	87,208	—	150,010
Provision for loan and lease losses	27,539	65,446	—	92,985
Non-interest income	41,697	123,951	(72,954)	92,694
Non-interest expense	149,710	300,652	(75,192)	375,170
Net income (loss) from continuing operations before income taxes	170,610	(188,299)	2,608	(15,081)
Income tax expense (benefit)	57,996	(21,054)	—	36,942
Net income (loss) from continuing operations	$112,614	$(167,245)	$2,608	$(52,023)
Total assets as of December 31, 2011	$6,793,496	$1,534,698	$(28,126)	$8,300,068

	Year Ended December 31, 2010
	CapitalSource Bank	Other Commercial Finance	Intercompany Eliminations	Consolidated Total
	($ in thousands)
Total interest income	$333,625	$315,934	$(9,918)	$639,641
Interest expense	65,267	166,829	—	232,096
Provision for loan and lease losses	117,105	189,975	—	307,080
Non-interest income	30,270	100,381	(58,989)	71,662
Non-interest expense	116,280	276,739	(59,568)	333,451
Net income (loss) from continuing operations before income taxes	65,243	(217,228)	(9,339)	(161,324)
Income tax expense (benefit)	13,628	(34,430)	—	(20,802)
Net income (loss) from continuing operations	$51,615	$(182,798)	$(9,339)	$(140,522)
Total assets as of December 31, 2010	$6,117,368	$3,418,897	$(90,858)	$9,445,407
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

Note 22. Parent Company Information
As of December 31, 2012 and 2011, the Parent Company condensed financial information was as follows:
Condensed Balance Sheets

	December 31,
	2012	2011
	($ in thousands)
Assets:
Cash and cash equivalents	$1,698	$12,618
Investment in subsidiaries:
Bank subsidiary	1,100,847	1,050,303
Non-Bank subsidiaries	326,811	542,207
Total investment in subsidiaries	1,427,658	1,592,510
Other assets	200,577	11,521
Total assets	$1,629,933	$1,616,649
Liabilities and Shareholders' Equity:
Other borrowings	—	28,903
Other liabilities	4,761	12,600
Total liabilities	4,761	41,503
Shareholders' Equity:
Common stock	2,096	2,561
Additional paid-in capital	3,157,533	3,487,911
Accumulated deficit	(1,559,107)	(1,934,732)
Accumulated other comprehensive income, net	24,650	19,406
Total shareholders' equity	1,625,172	1,575,146
Total liabilities and shareholders' equity	$1,629,933	$1,616,649

Condensed Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Net interest loss:
Interest income	$—	$28,850	$40,421
Interest expense	1,190	65,077	101,481
Net interest loss	(1,190)	(36,227)	(61,060)
Non-interest income:
Loan fees	—	(363)	(2,645)
Earnings in Bank subsidiary	122,666	112,091	51,614
Earnings (loss) in non-Bank subsidiaries	107,012	(20,002)	(136,401)
Other non-interest income	60	89	32
Total non-interest income	229,738	91,815	(87,400)
Non-interest expense:
Compensation and benefits	752	1,352	1,302
Professional fees	1,606	7,140	2,259
Other non-interest expenses	4,075	123,749	3,827
Total noninterest expense	6,433	132,241	7,388
Net income (loss) before income taxes	222,115	(76,653)	(155,848)
Income tax benefit	(268,495)	(24,630)	(46,594)
Net income (loss)	$490,610	$(52,023)	$(109,254)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Cash provided by operating activities:	$464,825	$863,487	$273,963
Cash provided by investing activities:	—	—	—
Financing activities:
Repurchase of common stock	(339,725)	(427,231)	(7,635)
Payment of dividends	(113,304)	(12,023)	(12,951)
Repayments of credit facilities, net	—	—	(193,637)
Repayments of other borrowings	(29,069)	(507,877)	(47,227)
Other	6,353	1,648	(17,002)
Cash used in financing activities:	(475,745)	(945,483)	(278,452)
Decrease in cash and cash equivalents	(10,920)	(81,996)	(4,489)
Cash and cash equivalents as of beginning of year	12,618	94,614	99,103
Cash and cash equivalents as of end of year	$1,698	$12,618	$94,614
The Company received a dividend of $80.0 million from the Bank during 2012. The Parent revised its business plan in 2011 and the order to limit dividends by the FDIC from the Bank to the Parent was lifted on July 1, 2011.

Note 23. Unaudited Quarterly Information
Unaudited quarterly information for each of the three months in the years ended December 31, 2012 and 2011, was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
	($ in thousands, except per share data)
Interest income	$114,921	$115,234	$117,982	$120,077
Interest expense	18,872	19,513	20,164	20,858
Net interest income	96,049	95,721	97,818	99,219
Provision for loan and lease losses	8,875	8,959	10,536	11,072
Net interest income after provision for loan and lease losses	87,174	86,762	87,282	88,147
Non-interest income	20,549	9,297	8,450	11,550
Non-interest expense	49,423	47,009	48,200	49,050
Net income from continuing operations before income taxes	58,300	49,050	47,532	50,647
Income tax expense (benefit)	11,224	18,003	(340,017)	25,709
Net income attributable to CapitalSource Inc.	$47,076	$31,047	$387,549	$24,938
Basic income per share:
From continuing operations	$0.23	$0.14	$1.71	$0.10
From discontinued operations	$—	$—	$—	$—
Attributable to CapitalSource Inc.	$0.23	$0.14	$1.71	$0.10
Diluted income per share:
From continuing operations	$0.22	$0.14	$1.66	$0.10
From discontinued operations	$—	$—	$—	$—
Attributable to CapitalSource Inc.	$0.23	$0.14	$1.66	$0.10

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011
	($ in thousands, except per share data)
Interest income	$119,337	$121,476	$127,425	$142,152
Interest expense	22,963	34,488	45,807	46,752
Net interest income	96,374	86,988	81,618	95,400
Provision for loan and lease losses	11,535	35,118	1,523	44,809
Net interest income after provision for loan and lease losses	84,839	51,870	80,095	50,591
Non-interest income	16,315	33,352	16,569	26,458
Non-interest expense	72,407	177,214	62,821	62,728
Net income (loss) from continuing operations before income taxes	28,747	(91,992)	33,843	14,321
Income tax (benefit) expense	19,811	(11,280)	17,249	11,162
Net income (loss) attributable to CapitalSource Inc.	$8,936	$(80,712)	$16,594	$3,159
Basic income (loss) per share:
From continuing operations	$0.03	$(0.26)	$0.05	$0.01
From discontinued operations	$—	$—	$—	$—
Attributable to CapitalSource Inc.	$0.03	$(0.26)	$0.05	$0.01
Diluted income (loss) per share:
From continuing operations	$0.03	$(0.26)	$0.05	$0.01
From discontinued operations	$—	$—	$—	$—
Attributable to CapitalSource Inc.	$0.03	$(0.26)	$0.05	$0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Reference is made to the Management Report on Internal Controls over Financial Reporting on page 74.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A listing of our executive officers and their biographies are included under Item 1, Business, in the section entitled “Executive Officers” on page 12 of this Form 10-K.
The members of our Board of Directors, their principal occupations and the Board committees on which they serve are as follows:
William G. Byrnes(1)
Chairman
Andrew B. Fremder(3)(4)(5)
President, East Bay College Fund
Sara Grootwassink Lewis(1)(2)(3)
Private Investor
C. William Hosler(1)(2)
Chief Financial Officer, Catellus Development Corp.
Timothy M. Hurd(2)(3)
President and CIO, BlueSpruce Investments, LP
Joseph C. Mello(2)(3)(5)
Private Investor and Management Consultant
Steven A. Museles(5)
Private Consultant
James J. Pieczynski(4)
Chief Executive Officer
____________________

(1)	Audit Committee

(2)	Compensation Committee

(3)	Nominating and Corporate Governance Committee

(4)	Asset / Liability Committee

(5)	Risk Committee
Biographies for our non-management directors and additional information pertaining to directors and executive officers and our corporate governance as well as the remaining information called for by this item are incorporated herein by reference to Election of Directors, Corporate Governance, Board of Directors and Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance and other sections in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held April 25, 2013, which will be filed within 120 days of the end of our fiscal year ended December 31, 2012 (the “2012 Proxy Statement”).
Our Chief Executive Officer and Chief Financial Officer have delivered, and we have filed with this Form 10-K, all certifications required by rules of the SEC and relating to, among other things, the Company's financial statements, internal controls and the public disclosures contained in this Form 10-K. In addition, on May 25, 2012, our Chief Executive Officer certified to the New York Stock Exchange (the “NYSE”) that he was not aware of any violations by the Company of the NYSE's corporate governance listing standards and, as required by the rules of the NYSE. We expect our Chief Executive Officer to provide a similar certification following the 2013 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
Information pertaining to executive compensation is incorporated herein by reference to Executive Compensation in the 2012 Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be held on April 25, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATERS
Information pertaining to security ownership of management and certain beneficial owners of the registrant's Common Stock is incorporated herein by reference to Voting Securities and Principal Holders Thereof and other sections of the 2012 Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be held on April 25, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information pertaining to certain relationships and related transactions and director independence is incorporated herein by reference to Corporate Governance and Compensation Committee Interlocks and Insider Participation and other sections of the 2012 Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be held on April 25, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information pertaining to principal accounting fees and services is incorporated herein by reference to Report of the Audit Committee of the 2012 Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be held on April 25, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
15(a)(1) Financial Statements
The audited consolidated financial statements of the registrant as listed in the “Index to Consolidated Financial Statements” included in Item 8, Financial Statements and Supplementary Data, on page 75 of this report, are filed as part of this report.
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

CAPITALSOURCE INC.

Date: February 25, 2013	/s/ JAMES J. PIECZYNSKI
James J. Pieczynski Director and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2013	/s/ JOHN A. BOGLER
John A. Bogler Chief Financial Officer (Principal Financial Officer)

Date: February 25, 2013	/s/ Mike A. Smith
Mike A. Smith Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2013.

/ s/ WILLIAM G. BYRNES	/s/ STEVEN A. MUSELES
William G. Byrnes, Chairman of the Board of Directors	Steven A. Museles, Director

/s/ C. WILLIAM HOSLER	/s/ ANDREW B. FREMDER
C. William Hosler, Director	Andrew B. Fremder, Director

/s/ TIMOTHY M. HURD	/s/ SARA GROOTWASSINK LEWIS
Timothy M. Hurd, Director	Sara Grootwassink Lewis, Director

/s/ JOSEPH C. MELLO
Joseph C. Mello, Director

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.3.3
Amendment No. 3 to Lease dated April 8, 2010 by and between Wisconsin Place Office LLC and CapitalSource Finance LLC (incorporated by reference to exhibit 10.3.3 to the Form 10-K filed by CapitalSource on February 28, 2012).

10.3.4
Sublease of Office Lease Agreement dated as of September 1, 2010 by and between CapitalSource Finance LLC and Brown Investment Advisory and Trust Company (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on November 4, 2010).

10.3.5
Sublease of Office Lease Agreement dated as of August 24, 2011 by and between CapitalSource Finance LLC and Manchester United LTD (incorporated by reference to exhibit 10.3.5 to the Form 10-K filed by CapitalSource on February 28, 2012).

10.3.6
Sublease of Office Lease Agreement dated as of July 17, 2012, by and between CapitalSource Finance LLC and DANAC, LLC (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on November 6, 2012).

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

10.10.1	Form of Non-Qualified Option Agreement (2005) (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on January 31, 2005).

10.10.2	Form of Non-Qualified Option Agreement (2007) (incorporated by reference to exhibit 10.81 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.10.3	Form of Non-Qualified Option Agreement (2008) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on August 11, 2008).

10.10.4	Form of Non-Qualified Option Agreement (2010) (incorporated by reference to exhibit 10.32.4 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.10.5	Form of Non-Qualified Option Agreement (July 2010) (incorporated by reference to exhibit 10.5 to the Form 10-Q filed by CapitalSource on August 3, 2010).

10.11.1	Form of Non-Qualified Option Agreement for Directors (2005) (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on January 31, 2005).

10.11.2	Form of Non-Qualified Option Agreement for Directors (2007) (incorporated by reference to exhibit 10.78 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.11.3	Form of Non-Qualified Option Agreement for Directors (2008) (incorporated by reference to exhibit 10.18.3 to the Form 10-K filed by CapitalSource on February 29, 2008).

10.11.4	Form of Non-Qualified Option Agreement for Directors (2010) (incorporated by reference to exhibit 10.33.4 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.12.1	Form of Restricted Stock Agreement (2005) (incorporated by reference to exhibit 10.3 to the Form 8-K filed by CapitalSource on January 31, 2005).

10.12.2	Form of Restricted Stock Agreement (2007) (incorporated by reference to exhibit 10.79 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.12.3	Form of Restricted Stock Agreement (2008) (incorporated by reference to exhibit 10.6 to the Form 10-Q filed by CapitalSource on August 11, 2008).

10.12.4	Form of Restricted Stock Agreement (2009) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on May 11, 2009).

10.12.5	Form of Restricted Stock Agreement (2010) (incorporated by reference to exhibit 10.34.5 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.12.6	Form of Restricted Stock Agreement (April 2010) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed on May 5, 2010).

10.12.7	Form of Restricted Stock Agreement (July 2010) (incorporated by reference to exhibit 10.6 to the Form 10-Q filed on August 3, 2010).

10.13.1	Form of Restricted Stock Agreement for Directors (2007) (incorporated by reference to exhibit 10.76 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.13.2	Form of Restricted Stock Agreement for Directors (2008) (incorporated by reference to exhibit 10.20.2 to the Form 10-K filed by CapitalSource on February 29, 2008).

10.13.3	Form of Restricted Stock Agreement for Directors (2009) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on May 11, 2009).

10.13.4	Form of Restricted Stock Agreement for Directors (2010) (incorporated by reference to exhibit 10.36.4 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.13.5	Form of Restricted Stock Agreement for Directors (April 2010) (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on May 5, 2010).

10.14.1	Form of Restricted Unit Agreement (2007) (incorporated by reference to exhibit 10.70 to the Form 8-K filed by CapitalSource on March 13, 2007).

10.14.2	Form of Restricted Stock Unit Agreement (2007) (incorporated by reference to exhibit 10.80 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.14.3	Form of Restricted Stock Unit Agreement (2008) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 11, 2008).

10.14.4	Form of Restricted Stock Unit Agreement (2010) (incorporated by reference to exhibit 10.9 to the Form 10-Q filed by CapitalSource on May 5, 2010).

10.14.5	Form of Restricted Stock Unit Agreement (April 2010) (incorporated by reference to exhibit 10.9 to the Form 10-Q filed by CapitalSource on May 5, 2010).

10.14.6	Form of Restricted Stock Unit Agreement (July 2010) (incorporated by reference to exhibit 10.7 to the Form 10-Q filed by CapitalSource on August 3, 2010).

10.15.1	Form of Restricted Stock Unit Agreement for Directors (2007) (incorporated by reference to exhibit 10.77 to the Form 10-Q filed by CapitalSource on August 8, 2007).

10.15.2	Form of Restricted Stock Unit Agreement for Directors (2008) (incorporated by reference to exhibit 10.22.2 to the Form 10-K filed by CapitalSource on February 29, 2008).

10.15.3	Form of Restricted Stock Unit Agreement for Directors (2010) (incorporated by reference to exhibit 10.37.3 to the Form 10-K filed by CapitalSource on March 1, 2010).

10.15.4	Form of Restricted Stock Unit Agreement for Directors (April 2010) (incorporated by reference to exhibit 10.10 to the Form 10-Q filed by CapitalSource on May 5, 2010).

10.16*	CapitalSource Inc. Amended and Restated Deferred Compensation Plan effective October 26, 2011 (incorporated by reference to exhibit 10.16 to the Form 10-K filed by CapitalSource on February 28, 2012).

10.17*	Summary of Non-employee Director Compensation (incorporated by reference to exhibit 10.8 to the Form 10-Q filed by CapitalSource on November 10, 2008).

10.18*	CapitalSource Bank Compensation for Non-Employee Directors (incorporated by reference to exhibit 10.40 to the Form 10-K filed by CapitalSource on March 1, 2010).

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

10.22*
Amended and Restated Employment Agreement dated September 28, 2012 between CapitalSource Inc., CapitalSource Bank and James J. Pieczynski (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on October 2, 2012).

10.22.1*	Amended and Restated Employment Agreement dated January 1, 2013 between CapitalSource Inc., CapitalSource Bank and James J. Pieczynski. †

10.23*
Amended and Restated Employment Agreement dated September 28, 2012 between CapitalSource Bank and Douglas Hayes Lowrey (incorporated by reference to exhibit 10.2 to the Form 8-K filed by CapitalSource on October 2, 2012).

10.24*
Employment Agreement dated October 26, 2011 by and between CapitalSource Inc., CapitalSource Bank and John A. Bogler (incorporated by reference to exhibit 10.1 to the Form 10-Q filed by CapitalSource on November 1, 2011).

10.25*
Employment Agreement dated October 26, 2011 by and between CapitalSource Inc., CapitalSource Bank and Laird M. Boulden (incorporated by reference to exhibit 10.2 to the Form 10-Q filed by CapitalSource on November 1, 2011).

10.26*
Amended and Restated Employment Agreement dated as of October 26, 2011 between CapitalSource Bank and Bryan M. Corsini (incorporated by reference to exhibit 10.3 to the Form 10-Q filed by CapitalSource on November 1, 2011).

10.27*	Separation Agreement dated October 26, 2011 between CapitalSource Inc. and Steven A. Museles (incorporated by reference to exhibit 10.5 to the Form 10-Q filed by CapitalSource on November 1, 2011).

10.27.1*
Amendment to Separation Agreement dated April 26, 2012 between CapitalSource Inc. and Steven A. Museles (incorporated by reference to exhibit 10.1 to the Form 8-K filed by CapitalSource on April 30, 2012).

10.28*	2012 Executive Compensation Program. †

10.29*	2012 Chief Accounting Officer Compensation Program. †

12.1	Ratio of Earnings to Fixed Charges.†

21.1	List of Subsidiaries.†

23.1	Consent of Ernst & Young LLP.†

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer.†

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer.†

32	Section 1350 Certifications.†

99.1
Federal Deposit Insurance Corporation in Re: CapitalSource Bank (In Organization) Pasadena, California, Applications for Federal Deposit Insurance and Consent to Purchase Certain Assets and Assume Certain Liabilities and Establish 22 Branches - Order Granting Deposit Insurance, Approving a Merger, and Consenting to the Establishment of Branches dated June 17, 2008 (incorporated by reference to exhibit 99.1 to the Form 8-K filed by CapitalSource on June 18, 2008)

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